Form 10-K
period 1995-01-28
DESIGNS INC
filed 1995-04-28
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 28, 1995        COMMISSION FILE NUMBER 0-15898

                                 DESIGNS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                      04-2623104
   (State or other jurisdiction of            (IRS Employer Identification No.)
incorporation of principal executive offices)

1244 BOYLSTON STREET, CHESTNUT HILL, MA                          02167
(Address of principal executive offices)                      (Zip Code)

                                 (617) 739-6722
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X  No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the last sales price of such stock on April 21, 1995, was $140 million.

The registrant has 15,752,435 shares of Common Stock, $0.01 par value outstanding as of April 21, 1995.







                                Continued

                   DOCUMENTS INCORPORATED BY REFERENCE

FORM 10-K REQUIREMENT                   INCORPORATED DOCUMENT
- ---------------------                   ---------------------


PART II

Item 5   Market for Registrant's        Page 37 of the Annual Report to
         Common Equity and Related      Shareholders for the year ended
         Shareholder Matters            January 28, 1995.

Item 6   Selected Financial Data        Page 16 of the Annual Report to
                                        Shareholders for the year ended
                                        January 28, 1995.

Item 7   Management's Discussion and    Pages 17 through 23 of the Annual
         Analysis of Financial          Report to Shareholders for the
         Condition and Results of       year ended January 28, 1995.
         Operations

Item 8   Financial Statements and       Pages 24 through 34 of the Annual
         Supplementary Data             Report to Shareholders for the
                                        year ended January 28, 1995.

PART III

Item 10  Directors and Executive        All information under the caption
         Officers                       "Nominees for Director and
                                        Executive Officers" in the
                                        Company's definitive Proxy
                                        Statement which is expected to be
                                        filed within 120 days of the end
                                        of the fiscal year ended
                                        January 28, 1995.

Item 11  Executive Compensation         All information under the caption
                                        "Executive Compensation" in the
                                        Company's definitive Proxy
                                        Statement which is expected to be
                                        filed within 120 days of the end
                                        of the fiscal year ended
                                        January 28, 1995.

Item 12  Security Ownership of          All information under the caption
         Certain Beneficial Owners      "Security Ownership of Certain
                                        Beneficial Owners and
                                        Management" in the Company's
                                        definitive Proxy Statement which
                                        is expected to be filed within
                                        120 days of the end of the
                                        fiscal year ended
                                        January 28, 1995.

Item 13  Certain Relationships and      All information under the caption
         Related Transactions           "Certain Relationships and Related
                                        Transactions" in the Company's
                                        definitive Proxy Statement which is
                                        expected to be filed within 120
                                        days of the end of the fiscal year
                                        ended January 28, 1995.

                              DESIGNS, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED JANUARY 28, 1995


PART I                                                                Page
Item 1. Business......................................................     4

Item 2. Properties....................................................     16

Item 3. Legal Proceedings.............................................     16

Item 4. Submission of Matters to a Vote of Security Holders...........     16

PART II
Item 5. Market for Registrant's Common Equity and Related
        Shareholder Matters...........................................     17

Item 6. Selected Financial Data.......................................     17

Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.................     17

Item 8. Financial Statements and Supplementary Data...................     17

Item 9. Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure........................     17

        The information called for by Items 5, 6, 7 and 8, to the extent not included in this document, is incorporated herein by reference to the Company's
        Annual Report to Shareholders for the year ended
        January 28, 1995.

PART III
Item 10. Directors and Executive Officers of the Registrant...........     18

Item 11. Executive Compensation.......................................     18

Item 12. Security Ownership of Certain Beneficial Owners
         and Management...............................................     18

Item 13. Certain Relationships and Related Transactions..............      18

        The information called for by Items 10, 11, 12 and 13, to the extent not included in this document, is incorporated herein by reference to the Company's definitive proxy statement which is expected to be filed on or about May 10, 1995.

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports
           on Form 8-K................................................     19

                                 PART I.

ITEM 1. Business

Summary

     The Company is a leading retailer in the United States of apparel and accessories manufactured by Levi Strauss & Co. The Company markets a broad selection of Levi Strauss & Co. products in the Eastern United States through mall-based first quality stores under the names "Designs" and "Designs exclusively Levi's(R)" and outlet stores under the name "Levi's(R) Outlet by Designs." A subsidiary of the Company also operates, as part of a joint venture with a subsidiary of Levi's(R) Only Stores, Inc. ("LOS"), a subsidiary of Levi Strauss & Co., stores under the name "The Original Levi's(R) Store" featuring a more focused selection of men's and women's Levi Strauss & Co. products. Through the end of fiscal 1995, the Company also operated two stores under the name "Dockers(R) Shop" and an Original Levi's(R) Store in Minneapolis, Minnesota. These three stores were sold to LOS on January 28, 1995. The Company does not anticipate participating in the future expansion of stores in the "Dockers(R) Shop" format.

     The Company makes extensive use of Levi Strauss & Co. brand names, trademarks and trade names in its advertising, signs and store displays, and uses the broad recognition of the Levi Strauss & Co. brand name to generate customer demand.

     The Company's stores are merchandised to capitalize on the strength of the Levi's(R) and Dockers(R) brand names, and in-store displays reflect the image, attractiveness and quality of Levi Strauss & Co. merchandise. Management believes that the Levi's(R) and Dockers(R) names are two of the most recognized apparel brand names in the United States and that the Levi's(R) brand name is among the most recognized brand names in the world.

     Designs stores are located in enclosed regional shopping malls and offer a broad selection of first quality Levi Strauss & Co. merchandise for the entire family. In November 1994, the Company introduced Timberland(R) brand apparel and accessories, a recognized manufacturer of rugged, durable casual apparel, in certain of the Company's new and remodeled multi-brand format Designs stores. Also in November 1994, in addition to the Timberland(R) product line, the Company introduced a line of private-label merchandise in these same stores.

     Levi's(R) Outlet stores are located in manufacturers outlet parks and destination shopping centers. Levi's(R) Outlet stores sell manufacturing overruns, discontinued lines and irregulars purchased by the Company directly from Levi Strauss & Co., as well as end-of-season merchandise transferred from Designs stores. Levi's(R) Outlet stores have capitalized on the rapid expansion of outlet shopping areas specializing in "value" retailing. To date, each Levi's(R) Outlet store is the only outlet in its shopping area selling exclusively Levi Strauss & Co. products. The Company does not expect to open additional Levi's(R) Outlets during fiscal 1996, with the exception of Levi's(R) Outlets opened by the joint venture as discussed below. See "Expansion Strategy."

     In recent years, Levi Strauss & Co. has broadened its product lines through the addition of the Dockers(R) line of men's, women's and children's casual apparel, as well as expansions of the traditional Levi's(R) brand product lines. Levi Strauss & Co. continues to expand its sales base on the Levi's(R) and Dockers(R) brands. Levi's(R) brand jeans and Dockers(R) brand slacks are the leading market share products in their respective casual apparel classifications.

     By featuring a wide array of these products, the Company's Designs and Levi's(R) Outlet stores appeal to all age groups and serve as convenient places to shop for the entire family.

     Through the end of fiscal year 1995, the Company operated two formats for its Concept stores, the "Dockers(R) Shop" and "The Original
Levi's(R) Store". The Company's two "Dockers(R) Shop" stores, which were located in malls in Minneapolis, Minnesota and Cambridge, Massachusetts, featured men's and women's Dockers(R) brand apparel and accessories in a classic, relaxed setting with traditional decor. On January 28, 1995 the Company sold these two Dockers(R) Shops and an Original Levi's(R) Store located in Minneapolis, Minnesota to LOS.

     "The Original Levi's(R) Store" format is designed to appeal to young men and women with an exciting, upscale setting that features hardwood floors, custom wood fixtures and a multi-screen "video wall" displaying Levi Strauss & Co. advertisements and popular music videos. This format focuses on men's and women's Levi's(R) brand products consisting of core traditional styles such as five pocket and 501TM jeans, denim jackets, contemporary silverTabTM, Levi's(R) Europe and the new 560TM Loose fitting jeans, and shirts and sweats that complement the extensive bottoms line for which Levi Strauss & Co. is known. During fiscal 1995, the Company also introduced Levi's(R) Personal PairTM individually fitted jeans for women in two of "The Original Levi's(R) Stores." "The Original Levi's(R) Stores" are located in enclosed regional shopping malls and in urban locations.

     Management believes that the Company competes effectively with other apparel retailers by offering superior selection, quality merchandise, knowledgeable in-store service and competitive price points. The Company stresses product training with its sales staff and, with the assistance of Levi Strauss & Co. and The Timberland Company personnel and materials, provides its sales personnel with substantial product knowledge training across the Levi's(R), Dockers(R) and Timberland(R) product lines.

History and Development

     Since its inception in 1976, the Company has grown through the addition of new stores and the modification of its retail formats.

     Since June 1987, the Company has increased the number of Designs stores in operation from 28 to 51. In addition, as the Levi Strauss & Co. product lines have diversified, the merchandise mix and visual merchandising appeal of Designs stores have evolved. For example, the Company has increased the volume of Dockers(R) products in its merchandise mix as the Dockers(R) line of apparel has increased in popularity. Similarly, in 1991 Levi Strauss & Co. began to expand its tops line, making it easier for the Company to sell top and bottom coordinating outfits. Sales of coordinates have increased the Company's unit sales and, in turn, its profitability, as tops are traditionally sold at higher gross margins than bottoms. Furthermore, in fiscal 1995, the Company introduced in certain of its Designs stores Timberland(R) brand apparel, outerwear and footwear as well as private-label apparel to complement the continued growth of the Levi's(R) and Dockers(R) brand product lines. The Company expects the new multi-brand format to provide a broader, enhanced merchandise selection to its customers.

     The Company opened its first "Original Levi's(R) Store" on
August 2, 1992 as a conversion of an existing Designs store in Orlando, Florida. Since that time, through the end of fiscal year 1995, the Company had opened eight "Original Levi's(R) Stores" which were contributed to a joint venture between subsidiaries of the Company and Levi's Only Stores, Inc. Since year end the joint venture has opened two additional "Original Levi's(R) Stores" and intends to further expand the number of stores as discussed below. See "Expansion Strategy."

     In 1986, the Company opened its first Levi's(R) Outlet store in the Potomac Mills Outlet Center near Washington, D.C. Based on the success of this store, the Company decided to expand the outlet format and currently operates 61 Levi's(R) Outlet stores. The expansion of the Levi's(R) Outlet store format has increased the volume of merchandise purchased by the Company from Levi Strauss & Co., expanded the Company's geographic base beyond areas served by regional malls, and broadened the demographic profile of the Company's customers to include "value" shoppers and foreign and domestic tourists. The Levi's(R) Outlet store format also has given the Company the ability to transfer merchandise at the end of every season from Designs and Concept stores to Outlet stores. Levi Strauss & Co. has informed the Company that LOS plans to open Levi's(R) Outlets and Dockers(R) Outlets in the upcoming year. These stores are not expected to be in outlet centers serviced by the Company although there can no assurances with respect to this.

     Over the past few years, management has instituted an operating plan designed to enhance the performance of the Company by focusing on individual store profitability. For example, under this operating plan the Company has analyzed its unit inventory by using improved inventory controls, which has allowed regional and store-by store, style-by-style merchandise planning thereby improving customer service and visual merchandising in its stores. In addition, the Company monitors sales trends of each of the Levi Strauss & Co. products it sells, allowing management to better assess promotional and end-of-season merchandise buying opportunities and determine target quantities and prices for promotional purchases.

     In addition to enhancing controls over inventories, in fiscal 1994, the Company developed a new look for its Designs stores featuring updated fixtures and merchandise presentation. The Company remodeled three Designs stores in fiscal 1994, three additional stores in fiscal 1995 and intends to remodel at least 10 more Designs stores in fiscal 1996. The Company also plans, barring unforeseen circumstances, to open up to five urban-based multi-brand Designs stores in fiscal 1996. Until now, Designs stores have been mall-based. By opening Designs stores in urban locations, the Company expects to soften the impact of price competition that is prevalent in the mall-based stores.

Expansion Strategy

     The following table provides a summary of the number of stores in operation at year end for the past three fiscal years. Levi Strauss & Co. must approve all new store locations.

                            January 28,   January 29, January 30,
                               1995          1994         1993
                               ----          ----         ----


Designs                          51(1)        64          64
Levi's(R) Outlet by Designs      61           48          41
The Original Levi's(R) Stores     8            6           4
Dockers(R) Shops                 --(2)         2           1
                                 --           --          --

Total                           120          120         110
                                ===          ===         ===

(1) During fiscal year 1995, the Company closed fifteen Designs stores as part of the restructuring program.

(2) The Company sold and an "Original Levi's(R) Store" located in Minneapolis, Minnesota and the two "Dockers(R) Shop" stores to LOS on January 28, 1995.

     Management currently plans to continue its focus on individual store operations and profitability. In August 1991, Levi Strauss & Co. opened a pilot Dockers(R) store under the name "Dockers(R) Shop" and a pilot Jeanswear store under the name "The Original Levi's(R) Store" in Columbus, Ohio. In March 1992, the Company assigned the lease for its Cincinnati, Ohio Designs store to Levi Strauss & Co. for a three-year period as part of the testing of the Concept store format by Levi Strauss & Co.

     On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company, and a subsidiary of LOS, entered into a joint venture agreement to sell Levi's(R) brand products and jeans-related products. The joint venture plans to open and operate up to 35 to 50 Original Levi's(R) Stores and Levi's(R) Outlets throughout 11 Northeast states and the District of Columbia over the next three to five years. Levi's(R) Outlet stores opened under the joint venture will sell only Levi's(R) brand products and service the close-out products of the Original Levi's(R) Stores.

     In connection with the joint venture, Designs JV Corp. contributed, for a 70% interest in the joint venture, eight of the Company's existing Original Levi's(R) Stores valued at $11.1 million and three leases for unopened stores in New York City, Nanuet, New York and White Plains, New York. These stores are included in the planned 35 to 50 described above.
At the same time, the joint venture subsidiary of LOS contributed approximately $4.7 million in cash to the joint venture in exchange for a 30% interest. LOS also paid the Company $875,000 for services, contributions and risks taken by the Company in establishing the transferred Original Levi's(R) Stores and in the development of the Original Levi's(R) Store concept in the United States. A substantial portion of this amount offset previously recognized costs which were incurred by the Company during fiscal year 1995. The Company's Original Levi's(R) Store in Orlando, Florida, which is not part of the joint venture, is being converted to the multi-brand Designs store format.

     The term of the joint venture is 10 years. However, the partnership agreement contains certain exit rights that enable either partner to buy or sell their interest in the joint venture or particular stores in the joint venture after five years.

     In June 1994, Levi Strauss & Co. advised the Company that it did not see any additional growth in the Levi's(R) Outlet by Designs format, other than additional Outlet stores that might be part of the Original Levi's(R) Stores joint venture, as discussed above. The Company stocks its existing Levi's(R) Outlet stores exclusively with manufacturing overruns, discontinued lines and irregulars purchased by the Company directly from Levi Strauss & Co. and end-of-season merchandise transferred from Designs and Concept stores. By its nature, this merchandise is subject to limited availability. Levi Strauss & Co. has informed the Company of their intention to open Levi's(R) Outlets and Dockers(R) Outlets through their LOS subsidiary in the upcoming year. LOS has informed the Company that it does not presently intend to open these outlets in centers serviced by one of the Company's existing Levi's(R) Outlet stores. Wholly-owned Levi's(R) Outlets and joint venture Levi's(R) Outlet locations, are expected to be the only authorized retail outlet locations in their respective outlet centers to sell Levi's(R) brand products.

     In addition, the Company is actively seeking to expand and diversify through the introduction of a private-label program. During fiscal year 1995, the Company introduced Timberland(R) brand apparel and a line of private-label merchandise under the name "EFD-Exclusively for Designs".
On April 25, 1995, the Company announced the signing of a purchase and sale agreement to acquire, subject to the satisfaction of certain conditions and barring unforeseen circumstances, certain assets of Boston Trading Ltd., Inc. The assets to be acquired include the Boston Traders(R) brands and all inventory, fixed assets and leasehold improvements associated with 33 existing Boston Traders(R) outlet stores. Boston
Trading Ltd., Inc. has established a strong quality image, primarily through the wholesale and retail sales of sweaters and tops for both men and women. The strengths of the Boston Traders(R) brand product line provides the Company with access to a broad assortment of tops that integrate the Boston Traders(R) brand into all Designs stores. This addition is expected to impact sales and margins positively in the Designs stores. There can be no assurances that the Company will be able to complete the transaction nor, if the transaction is completed, that the introduction and integration of the stores, brand and inventory will be successful.

Restructuring

     During the fourth quarter of fiscal 1994, the Company recorded a non-recurring pre-tax charge of $15 million to cover the expected costs to close up to 10 of the Company's poorest performing Designs stores. As a result of this, the Company established a $15 million restructuring reserve to cover the cash costs of lease obligations, professional and consulting services and employee relocations and termination costs and noncash costs related to fixed asset disposals and inventory markdowns. The Company completed the closing of the ten Designs stores in the third quarter and in connection with the Company's ongoing review of Designs store performance, in November 1994, the Company decided to close up to five more of the poorest performing Designs stores during the remainder of fiscal 1995.

     The total cost to close these 15 stores was $11.8 million which was less than the originally estimated $15 million due to favorable landlord negotiations. The Company recorded the $3.2 million change in estimate as income in the fourth quarter of fiscal 1995. In the first quarter of fiscal 1996, The Company recognized $2.2 million in income related to the results of subsequent negotiations in connection with termination of certain leases.

Customer Base

     During fiscal 1995, the Company commissioned market research surveys to further explore and define a demographic profile of its customer base. The results confirm that the strong association with the Levi's(R) brand image has positively impacted customer satisfaction. Customer service was consistently marked equal, or superior to comparable retailers. Strong demand was evidenced across a broad spectrum of age groups with average income above that of the trade areas.

     The introduction of the Timberland(R) and private-label product lines and the growth of traditional Levi Strauss & Co. product lines, have made the Company's Designs stores places to shop for the entire family. In addition, the purchase of certain assets of Boston Trading Ltd., Inc., if completed, is expected to provide our Designs stores with a complementary and broader selection of branded men's and women's apparel.

     A growing segment of the Company's customer base consists of foreign travelers shopping for Levi Strauss & Co. products. The Original Levi's(R) Stores feature men's and women's jeans, shirts, jackets and accessories with the Levi's(R) brand name, in a entertaining, upscale setting which includes hardwood floors and fixtures and a video screen wall displaying Levi Strauss & Co. advertising and popular music videos. The Company's product selection in these stores is designed to appeal to the casual apparel needs of customers in all age groups and income brackets.

Merchandising

     The vast majority of the assortment focus is on a core selection of traditional Levi's(R) and Dockers(R) brand products. The Designs stores also feature a wide range of Levi's(R) and Dockers(R) accessories from authorized licensees. During the fourth quarter of fiscal 1995, the Company began test market of complementary Timberland(R) brand products and a private-label product line. Expectations are that the addition of non-Levi Strauss & Co. brands will enable the Designs stores to capitalize on product categories not offered by Levi Strauss & Co. or in which Levi Strauss
& Co. sells limited styles. These include classifications such as footwear, outerwear and sweaters. The Company expects that 30% or more of the product assortment in Designs stores will come from non-Levi Strauss & Co. brands by the end of fiscal year 1996. These changes will further enhance the Designs store image as a destination for quality casual apparel.

     In its Levi's Outlet stores, the Company offers an ever-changing selection of Levi Strauss & Co. merchandise including manufacturing overruns, discontinued lines and irregulars purchased by the Company directly from Levi Strauss & Co. and end-of-season merchandise transferred from the Designs and Concept stores. The Levi's(R) Outlets opened under the joint venture will sell only Levi's(R) brand products and service the close-out products of the Original Levi's(R) Stores.

     Merchandising in "The Original Levi's(R) Store" focuses on mens and womens tops and bottoms under the Levi's(R) brand name, including traditional 501(R), 505(R) and 550TM five pocket jeans; contemporary silverTabTM jeans; the new 560TM Loose fitting jeans and Personal PairTM individually fitted jeans for women; jeans jackets; a full line of women's jeans; T-shirts; denim shirts; Levi Strauss & Co. brands of shorts and sweats; and coordinating accessories. Many styles are unique to the Original Levi's(R) Store, and are not available at any other retail store in the United States. These products are presented in a stylized format that features hardwood floors, custom wood fixtures and a multi-screen "video wall" displaying Levi Strauss & Co. advertisements and popular music performers.

     All merchandising decisions, including pricing, markdowns, advertising and promotional campaigns, inventory purchases and merchandise allocations, are made centrally at the Company's headquarters with input from store, district, and regional managers. Central to the Company's merchandising strategy is the ability to tailor a particular store's merchandise mix to the composition of the local consumer base.
The Company utilizes point-of-sale registers to capture daily sales information and, at the end of the day, the Company's cash registers are electronically polled to generate reports at the Company's headquarters listing all merchandise sold by store, style, size and color. Based on this information, merchandise assortments are varied by store to meet the individual geographic, seasonal and demographic patterns and sales trends. The Company's information systems are central to its ability to stock the wide selection of Levi Strauss & Co. brand products available at each of its stores in a timely manner. See "Information Systems."

     Through the end of fiscal year 1995, the Company did not maintain any warehouse facilities. Historically, each store has been stocked by "direct to store" vendor shipments. As was previously discussed, barring unforeseen circumstances, the Company plans to purchase certain assets of Boston Trading Ltd.,Inc. including leases for 33 Outlet stores. This acquisition, which utilizes off-shore sourcing of merchandise, will require the Company to expand its current operations to include storage and distribution facilities in order to assure the timely delivery and replenishment of Boston Traders(R) merchandise.

     During the fiscal year ended January 28, 1995, sales by format, by product category were as follows:

Category             Designs   Outlets   Concepts  Total Company
- --------             -------   -------   --------  -------------


Men's                  54%       52%       50%         52%
Women's                20%       17%       24%         19%
Shirts                 16%       16%       18%         16%
Youth                   6%        9%        2%          7%
Accessories             4%        6%        6%          6%


     The Concepts category includes sales in the Company's Original Levi's(R) Stores as well as for the Company's two Dockers(R) Shops and The Original Levi's(R) Store in Minneapolis, Minnesota which were sold on January 28, 1995.


     "501(R)," "505(R)," "Dockers(R)" and "Levi's(R)" are registered trademarks, and "550TM," "560TM," "LeviLinkTM," "silverTabTM" and
"Personal PairTM" are trademarks of Levi Strauss & Co.

Store Operations

     Designs stores average approximately 6,000 square feet in size and are located in enclosed regional shopping malls usually anchored by department stores. Levi's(R) Outlet stores are located in destination shopping centers and manufacturers outlet parks. Levi's(R) Outlet stores range in size from approximately 8,000 to 17,000 square feet and offer the consumer large quantities of irregulars and end-of-season Levi Strauss & Co. brand merchandise in a "no frills" outlet format. To date, each Outlet store is the only outlet in its shopping area selling exclusively Levi Strauss & Co. brand products. Mall-based Concept stores range in size from 3,500 to 5,000 square feet and urban Concept stores range from 5,000 to 9,000 square feet.

     Each of the Company's stores utilize centrally developed interior design and merchandise layout plans specifically designed to promote customer identification of the store as a specialty store selling Levi Strauss & Co. brand products. The merchandise layout is further adapted by store management and the Company's visual merchandising department. Each Designs store prominently displays Levi's(R), Dockers(R) and Timberland(R) brand logos and distinctive branded promotional displays. The Levi's(R) Outlet stores prominently display Levi Strauss & Co. brand logos and distinctive promotional displays. "The Original Levi's(R) Stores" also feature a multi-screen "video wall" presentation developed to promote an upscale image of the men's and women's Levi's(R) brand products sold in those stores. The Company uses various Levi Strauss & Co. logos and trademarks on store signs with the permission of Levi Strauss & Co.

     Mall store hours are generally determined by the management of the shopping mall in which the store is located and downtown stores generally remain open during regular downtown business hours. Most stores are open seven days and six nights each week, with extended operating hours during the "Holiday" selling season.

Customer Service

     The Company stresses product training with its sales staff and, with the assistance of Levi Strauss & Co. and The Timberland Company, provides them with substantial product knowledge training across the Levi Strauss & Co. and Timberland(R) product lines. This training includes promoting sales of coordinating apparel and accessories. Management believes that the Company's sales staff serves to reinforce the consumer's perception of the Company's stores as branded specialty stores and to differentiate the Company's stores from those of its competitors.

     Each Designs store employs approximately 10 to 15 employees, and each Levi's(R) Outlet and Concept store employs approximately 20 to 45 employees. The personnel required to operate each store includes a store manager, assistant managers and a group of full-time and part-time sales associates. The store manager is responsible for all operational matters for that store, including hiring and training employees. All of the store managers participate in a training program at one of the Company's training stores. Most store managers also have prior experience with the Company as a management trainee and have been employed by the Company for at least one year before being appointed as a store manager. The development of management and sales associate training programs is performed internally by the Company's Store Training Department.

     The Company currently employs 16 district managers, who have an average length of service with the Company of approximately nine years, one regional manager and three regional vice presidents, all of whom have been with the Company for more than fifteen years, to provide management guidance to the individual store managers. Each district manager is responsible for hiring store managers at the stores assigned to that manager's territory and for the overall profitability of those stores. District managers report directly to the regional vice presidents/manager, who report directly to the Company's President and Chief Executive Officer.

Information Systems

     The Company continues to devote significant resources to the development of information systems which enable it to maintain rigorous inventory, pricing and other financial controls. The Company's Information Systems Department has developed and enhanced customized applications software which permits the Company's business to be managed more efficiently. The Company uses point-of-sale data terminals with bar-code reading laser wands in all of its stores. This store-based equipment is linked to the Company's central processing system, which includes two linked IBM AS/400 computers.

     The Company makes use of software systems for enhanced merchandise replenishment. The merchandise replenishment system is an automated allocation and planning tool designed to operate in the fashion apparel area. This system is used to allocate merchandise in an environment of ever-changing styles. The system also allows the Company's allocation staff to efficiently utilize available sales and inventory data to react to the individual needs of each store on a timely basis. The merchandising replenishment system is used for all non-basic products.

     Levi Strauss & Co. was one of the first manufacturers in the apparel industry to bar code its merchandise and to develop automatic reordering systems to enhance customer service. In 1986, the Company was chosen to be one of the first participants in the LeviLinkTM Model Stock Management system, a direct computer-to-computer link of retailer to manufacturer that allows automatic replenishment of basic apparel items sold by the Company. The Company's sales and receiving information by style, size and color is forwarded to Levi Strauss & Co. on a weekly basis, where it is matched against a model stock inventory level prepared by the Company and adjusted based on current sales information for each style and store. The system then automatically generates a shipping order that is used to supply merchandise to each store, thereby maintaining inventory at model stock levels.

     Management estimates that the LeviLinkTM system has reduced the average turnaround time for an order of basic apparel from as much as four weeks to as short as a week. In addition, management believes that because of LeviLinkTM, the year round in-stock position of color and size of core items is enhanced. Finally, LeviLinkTM has enabled the Company to match more closely each store's inventory supply with current demand and local demographic factors, consistent with the Company's merchandising strategy. The LeviLinkTM system automates the inventory cycle for basic goods from the receipt of goods, through the sale, reorder and inventory replenishment. LeviLinkTM encompasses approximately 40% of the inventory items in the Company's Designs and Concept stores.

     Improvements to the Company's information systems completed over the past five years have also facilitated the following internal management controls:

. Management is able to monitor the performance of each of its stores on a daily, weekly and monthly basis, which facilitates the preparation of sales, inventory and other reports used by the Company's management. These include daily sales reports by store, item, style, size, color and price, enabling merchandising decisions to be made accurately and on a timely basis.

. The Company's headquarters are provided with a next-day computer generated comparison of each store's register transactions and the reported amount of cash and charge deposits made, allowing the Company to detect and resolve possible errors and improprieties. The Company previously required up to ten days to perform this function manually.

. Using its daily sales information, the Company forecasts its daily and short-term (six months) cash needs. Using this forecast, the Company is better able to invest excess cash or reduce borrowings on the revolving line of credit, thereby reducing its net interest costs and bank fees.

. The Company's price look-up ("PLU") system allows management to control merchandise pricing centrally via its network. The PLU system permits faster and more accurate processing of retail sales and the monitoring of specific inventory items to confirm that centralized pricing decisions are carried out in each of the stores. Management believes that the PLU system has produced savings from a reduction in underrings, prevented potential losses in consumer goodwill from overrings and reduced customer check-out time.

. Management is able to direct all price changes, including promotional, clearance and transfer markdowns on a central basis, estimate the financial impact of such changes and verify that such changes have been made on a timely basis.

. The Company utilizes a third party credit network that permits it to collect on its credit card sales (45% of total sales in fiscal 1995) in less than 72 hours at favorable rates.

     In addition, in an effort to tailor the Company's technology towards future growth, the Company has recently acquired a new software package designed to enhance the analytical capabilities of the Company's merchandise and financial functions. The installation of the new software should be complete by the fourth quarter of fiscal 1996.

Advertising

     The Company benefits from the high visibility and recognition of the Levi's(R) and Dockers(R) brand names, as well as the natural flow of traffic that results from locating stores in areas of high retail activity including large regional malls, destination outlet centers and prime inner city shopping districts. Historically, the Company has received co-operative advertising allowances from Levi Strauss & Co. that typically fund approximately one third of all advertising expenditures. Marketing approaches are tailored to the needs of each segment:

     Designs Stores: In addition to shared efforts with landlords to generate increased overall mall traffic through lease related advertising and media funds, the Company uses a variety of media, including both institutional and product/price formats, to promote its products to individual target customers. Major efforts include newspaper inserts, magazines and billboards as well as customer mailing lists. The Company works with Levi Strauss & Co. to leverage its promotional campaigns to take advantage of the heavily funded national advertising schedules for Levi's(R) and Dockers(R) brand products.

     Levi's(R) Outlet Stores: Tourists, foreign travelers and vacationers comprise large segments of the outlet customer base. Outlet marketing is focused on methods to inform customers who are unfamiliar with the area of the store's location. Primary programs include billboards, shopping guides and bus tours.

     Original Levi's(R) Store: The marketing effort is both institutional and product/image driven. LOS provides a staff marketing professional to create and coordinate major Original Levi's(R) Store campaigns. On a location-by-location basis, efforts are driven by the nature of each store's customer base; such as a bi-lingual hotel guide in New York City and international airport dioramas in Boston, Massachusetts.

Competition

     The United States casual apparel market is highly competitive with many national and regional department stores, specialty apparel retailers and discount stores offering a broad range of apparel products similar to those sold by the Company. The Company's competitors in the casual apparel market consist of national and regional department stores in the Company's market areas, such as J.C.Penney Company, Sears, Roebuck & Company, Dillard Department Stores Inc., May Company, Kohls and Filene's. In addition, the Company competes with several specialty apparel retailers, including The Gap Stores, Inc., The Limited, Inc. and County Seat Stores, Inc. Management believes, however, that these specialty apparel retailers appeal to narrower demographic spectra than does the Company.

Employees

     As of January 28, 1995, the Company employed approximately 2,500 persons, of whom 2,360 were full and part-time sales personnel and 140 were employed at the Company's headquarters. The Company employs approximately 600 additional part-time personnel during the "Back to School" and "Holiday" selling seasons to service the increased customer traffic.

     All qualified full-time employees are entitled to life, medical, disability and dental insurance and can participate in the Company's 401(k) savings plan. Store, district and regional managers are eligible to receive incentive compensation subject to the achievement of specific performance objectives, including store profitability. They are also entitled to use an automobile provided by the Company or to receive an automobile allowance. Sales personnel are compensated on an hourly basis and receive no commissions, but are eligible to earn incentive prizes as part of individual store sales contests. Certain store, district and regional managers, as well as certain other employees, have been granted stock options. Management believes that the Company's policy of promoting from within has led to a lower than average rate of employee turnover. None of the employees are represented by a union.


ITEM 2. Properties

      As of January 28, 1995, the Company operated 51 Designs stores, 61 Outlet stores and eight "Original Levi's(R) Stores." All stores are leased by the Company directly from shopping mall, outlet park and downtown property owners. Designs store leases are generally ten years in length with no renewal option. Levi's(R) Outlet store leases are usually for a series of shorter periods and sometimes contain certain renewal options extending their terms to between 10 and 15 years. Most of the leases provide for annual rent based on a percentage of store sales, subject to guaranteed minimum amounts.

      The Company's headquarters in Chestnut Hill, Massachusetts, is leased under an agreement with an affiliate of Stanley Berger, the Chairman of the Board and the estate of Calvin Margolis, a former director of the Company. The lease expires in April 1996. See Notes F and H of Notes to Consolidated Financial Statements.

      Sites for store expansion are selected on the basis of several factors intended to maximize the exposure of each store to those persons the Company believes are likely to be Levi Strauss & Co. customers. These factors include the demographics profile of the area in which the site is located, the types of stores and other retailers in the area, the location of the store within the mall and the attractiveness of the store layout. The Company believes that its selection of locations enables the Company's mall, downtown and outlet stores to attract customers from the general shopping traffic and to generate its own customers from the surrounding areas.

      The Company considers site selection an important factor in its expansion plans for its stores. In locating and assessing potential sites, the Company often relies upon relationships it maintains with major shopping mall developers such as The Edward J. DeBartolo Company, New England Development, S.R. Weiner Associates and Melvin Simon Associates and with outlet park developers such as The Horizon Group, Western Development, Belz Enterprises and The Stanley Tanger Company. These developers provide the Company with detailed demographic and geographic information regarding many new mall and outlet park developments.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Expenditures."

ITEM 3. Legal Proceedings

      The Company is a party to litigation and claims arising in the course of its business. Management does not expect the results of these actions to have a material adverse effect on the Company's business or financial condition.

ITEM 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted during the fourth quarter of fiscal 1995 to a vote of security holders, through the solicitation of proxies or otherwise.


                                 PART II.

ITEM 5. Market for the Registrant's Common Equity and Related
          Shareholder Matters

      The information required by this item is furnished by incorporation by reference to Page 38 of the Annual Report to Shareholders for the year ended January 28, 1995.

ITEM 6. Selected Financial Data

      The information required by this item is furnished by incorporation by reference to Page 16 of the Annual Report to Shareholders for the year ended January 28, 1995.

ITEM 7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations

      The information required by this item is furnished by incorporation by reference to Pages 17 through 23 of the Annual Report to Shareholders for the year ended January 28, 1995.

ITEM 8. Financial Statements and Supplementary Data

      The information required by this item is furnished by incorporation by reference to Pages 24 through 34 of the Annual Report to Shareholders for the year ended January 28, 1995.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.


                                PART III.


ITEM 10. Directors and Executive Officers of the Registrant

      Information with respect to directors and executive officers of the Company is incorporated herein by reference to the Company's definitive proxy statement expected to be filed within 120 days of the end of the fiscal year ended January 28, 1995.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater-than-10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during fiscal 1995 and Forms 5 and amendments thereto furnished to the Company with respect to fiscal 1995, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater-than-10% shareholders were fulfilled in a timely manner, except that, due to an oversight, Mr. Thigpen did not timely report on Form 3 the amount of his initial beneficial ownership of the Company's Common Stock within 10 days of the date of his election to the Company's
Board of Directors. After reviewing this matter, the Company has concluded that the omission was inadvertent, and that the transactions did not give rise to liability under Section 16(b) of the Exchange Act for recapture of short-swing profits.


ITEM 11. Executive Compensation

      Information with respect to executive compensation is incorporated herein by reference to the Company's definitive proxy statement expected to be filed within 120 days of the end of the fiscal year ended January 28, 1995.

ITEM 12. Security Ownership of Certain Beneficial Owners and
          Management

      Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's definitive proxy statement expected to be filed within 120 days of the end of the fiscal year ended January 28, 1995.

ITEM 13. Certain Relationships and Related Transactions

      Information with respect to certain relationships and related transactions is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days of the fiscal year ended January 28, 1995.



                                 PART IV.

ITEM 14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

(A)   1. & 2. CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

      The financial statements and schedules listed in the index below are filed as part of this annual report.

                                                Reference (Page)
                                                ----------------
                                                          Annual Report
                                           Form 10-K     to Shareholders
                                           ---------     ---------------


1.    CONSOLIDATED FINANCIAL STATEMENTS

Covered by Report of Independent Accountants:

Consolidated Balance Sheets at January 28, 1995
and January 29, 1994                                  ---        24

Consolidated Statements of Income for the
years ended January 28, 1995, January 29, 1994
and January 30, 1993                                  ---        25

Statement of Chanages in Stockholders' Equity         ---        26

Statements of Cash Flows                              ---        27

Notes to Consolidated Financial Statements,
except Notes L and M                                             28-34

Report of Independent Accountants                                36

Not Covered by Report of Independent Accountants:

Note L - Subsequent Event                                        34

Note M - Selected Quarterly Data                                 34


2.    CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

      All schedules have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements or notes thereto.

3.    EXHIBITS

3.1   Restated Certificate of Incorporation of the Company, as amended.   *
      Incorporated herein by reference to the Company's Registration Statement on Form S-1, (No. 33-13402).

3.2 By-Laws of the Company, as amended (included as Exhibit 3.2 to the * Company's Annual Report on From 10-K dated April 29, 1993, and incorporated herein by reference).

10.1  1987 Incentive Stock Option Plan, as amended (included as Exhibit   *
      10.1 to the Company's Annual Report on From 10-K dated April 29, 1993, and incorporated herein by reference).

10.2  1987 Non-Qualified Stock Option Plan, as amended included as        *
      Exhibit 10.2 to the Company's Annual Report on Form 10-K dated
      April 29, 1993, and incorporated by herein by reference).

10.3  1992 Stock Incentive Plan, as amended (included as Exhibit A to     *
      the Company's definitive proxy statement dated May 10, 1994, and incorporated by reference).

10.4  License Agreement between the Company and Levi Strauss & Co.        *
      dated as of April 14, 1992 (included as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended January
      30, 1993, and incorporated herein by reference).

10.5  Executive Incentive Plan effective through the fiscal year ended    *
      January 28, 1995 (included as Exhibit 10.8 to the Company's
      Annual Report on Form 10-K for the year ended January 29, 1994, and incorporated herein by reference).

10.6 Credit Agreement among the Company, BayBank Boston, N.A. and State * Street Bank and Trust Company dated as of November 17, 1994
      (included as Exhibit 1 to the Company's Current Report on Form 8-K dated November 22, 1994, and incorporated herein by reference).

10.7 Consulting Agreement between the Company and Stanley I. Berger dated December 21, 1994.

10.8  Employee Separation Agreement between the Company and Geoffrey
      M. Holczer dated December 27, 1994.

10.9  Participation Agreement among Designs JV Corp. (the "Designs        *
      Partner"), the Company, LDJV Inc. (the "LOS Partner"), Levi's Only Stores, Inc. ("LOS"), Levi Strauss & Co.("LS&CO") and Levi
      Strauss Associates Inc. ("LSAI") dated January 28, 1995 (included as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated herein by reference).

10.10 Partnership Agreement of The Designs/OLS Partnership (the          *
      "Partnership") between the LOS Partner and the Designs Partner dated January 28, 1995 (included as Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated herein by reference).

10.11 Glossary executed by the Designs Partner, the Company, the LOS     *
      Partner, LOS, LS&CO, LSAI and the Partnership dated January 28,
      1995 (included as Exhibit 10.3 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated herein by reference).

10.12 Sublicense Agreement between LOS and the LOS Partner (included     *
      as Exhibit 10.4 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated herein by reference).

10.13 Sublicense Agreement between the LOS Partner and the Partnership   *
      (included as Exhibit 10.5 to the Company's Current Report on
      Form 8-K dated April 24, 1995, and incorporated herein by reference).

10.14 License Agreement between the Company and the Partnership          *
      (included as Exhibit 10.6 to the Company's Current Report on
      Form 8-K dated April 24, 1995, and incorporated herein by reference).

10.15 Administrative Services Agreement between the Company and the      *
      Partnership dated January 28, 1995 (included as Exhibit 10.7 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated herein by reference).

10.16 Agreement between the Company and LOS covering the payment to      *
      the Company of a $875,000 fee from LOS (included as Exhibit 10.8 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated herein by reference).

10.17 Asset Purchase Agreement between LOS and the Company relating to   *
      the stores located in Minneapolis, Minnesota dated January 28, 1995 (included as Exhibit 10.9 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated herein by reference).

10.18 Asset Purchase Agreement between LOS and the Company relating to   *
      the store located in Cambridge, Massachusetts dated January 28, 1995 (included as Exhibit 10.10 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated herein by reference).

11    Statement re: computation of per share earnings

13 Annual Report to Shareholders for the year ended January 28, 1995.(With the exception of the information incorporated by reference included in Items 5, 6, 7 and 8, the 1995 Annual Report to Shareholders is not deemed filed as part of this report).

21    Subsidiaries of the Registrant.

23    Consent of Coopers & Lybrand, L.L.P. dated April 28, 1995.

27    Financial Data Schedules

*     Previously filed with the Commission.

(B)   REPORTS ON FORM 8-K:

(i) The Company reported under Item 5 on Form 8-K dated November 22, 1994, its decision to close up to five additional "Designs" stores during the fiscal year ended January 28, 1995, in connection with the Company's ongoing review of the performance of its "Designs" stores.

(ii) The Company reported under Item 5 on Form 8-K dated December 7, 1994, the resignation of Geoffrey M. Holczer, Senior Vice President, Treasurer and Chief Financial Officer of the Company.

(iii) The Company reported under Item 5 on Form 8-K dated January 27, 1995, that subsidiaries of the Company and Levi Strauss & Co. had entered into a joint venture agreement to operate 35 to 50 "Original Levi's(R) Stores" and "Levi's(R) Outlets" stores selling Levi's(R) brand jeans and jeans-related products. Following the formation of the joint venture the Company's "Original Levi's(R) Store''located in Minneapolis, MN and its "Dockers(R) Shop" located in Minneapolis, MN and Cambridge, MA were sold to Levi's(R) Only Stores, Inc., a subsidiary of Levi Strauss & Co.

(iv) The Company reported under Item 5 on From 8-K dated April 24, 1995, that, as previously announced, that subsidiaries of Levi Strauss & Co. and the Company entered into agreements, dated January 28, 1995 establishing a joint venture to operate up to 35 to 50 "Original Levi's(R) Stores" and "Levi's(R) Outlets." Accompanying this report as exhibits 10.1 through 10.8 are certain agreements related to the formation of the joint venture.

                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DESIGNS, INC.
April 26, 1995

                                        By: /s/ Joel H. Reichman
                                            ---------------------
                                        Joel H. Reichman
                                        President and Chief Executive Officer


        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated, on April 26, 1995.


      Signatures

/s/ Joel H. Reichman               President and Chief Executive Officer
- -----------------------            and Director (Principal Executive Officer)
Joel H. Reichman


/s/ Carolyn R. Faulkner            Vice President and Controller
- -----------------------            (Principal Financial and Accounting
Carolyn R. Faulkner                 Officer)


/s/ Stanley I. Berger              Chairman of the Board and Director
- -----------------------
Stanley I. Berger


/s/ James G. Groninger             Director
- -----------------------
James G. Groninger


/s/ Melvin Shapiro                 Director
- ----------------------
Melvin Shapiro

                                   Director
- ----------------------
Bernard M. Manuel


/s/ Peter L. Thigpen               Director
- ----------------------
Peter L. Thigpen

Exhibit 11.    Statement Re: Computation of Per Share Earnings


                                   Fiscal Year Ended
                             January 28,  January 29,  January 30,
                             1995           1994         1993
                             -----          ----         ----

                             (In thousands, except per share data)

Income before
accounting change                $16,903     $5,669       $12,320

Cumulative effect on prior
years of change in accounting
for income taxes                                 79

Net Income                       $16,903     $5,748       $12,320
                                 =======     ======       =======

Weighted average
shares outstanding
during the period                 15,914     15,916        14,354

Common equivalent
shares                                 *          *           312
Number of shares for
purposes of calculating
net income per common
and common equivalent
share                             15,914     15,916        14,666
                                  ======     ======

Incremental shares to
reflect full dilution                n/a        n/a           175
Total shares for purposes
of calculating fully diluted
net income per share                 N/A        N/A        14,841
                                                           ======

Net income per common share
before accounting change           $1.06      $0.36         $0.84

Cumulative effect on prior years
of change in accounting for
income taxes per common and
common equivalent share (1)                     N/M

Net income per common and
common equivalent share            $1.06      $0.36         $0.84
                                   =====      =====         =====
Fully diluted net income
per share                                                   $0.83
                                                            =====

*  Less than 3% dilutive

(1) The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" during the first quarter of fiscal 1994.

Exhibit 21.  Subsidiaries of the Registrant


Designs Securities Corporation
(a Massachusetts securities corporation)

Designs JV Corp.
(a Delaware corporation)

Designs Acquisition Corp.
(a Delaware corporation)

Exhibit 23


                  CONSENT OF INDEPENDENT ACCOUNTANTS


           We consent to the incorporation by reference in the registration statements of Designs, Inc. on Forms S-8 (Reg. Nos. 33-22957, 33-32690, 33-32687 and 33-52892) of our report dated
      February 24, 1995, on our audits of the consolidated financial statements of Designs, Inc. as of January 28, 1995 and January 29, 1994 and for the three years in the period ended January
      28, 1995, which report is incorporated by reference in this Annual Report on Form 10-K.



      Boston, Massachusetts
      April 28, 1995                      COOPERS & LYBRAND, L.L.P.