Form 10-Q
period 1995-04-29
DESIGNS INC
filed 1995-06-12
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


Quarter Ended April 29, 1995       Commission File Number   0-15898
              --------------                               --------




                                 DESIGNS, INC.
                                 -------------
                          (Exact name of registrant as
                           specified in its charter)



      Delaware                                    04-2623104
- -------------------------------         ------------------------------
(State or other jurisdiction of        (IRS Employer Identification No.)
incorporation or organization)


1244 Boylston Street, Chestnut Hill, MA             02167
- ---------------------------------------      --------------------
(Address of principal executive offices)          (Zip Code)



                                   (617)739-6722
                              --------------------
                            (Registrant's telephone
                          number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X       No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                    Outstanding as of April 29, 1995
          -----                    --------------------------------


          Common                         15,759,080 shares

                                DESIGNS, INC.
                       CONSOLIDATED BALANCE SHEETS
             April 29, 1995, April 30, 1994 and January 28, 1995
                       (In thousands, except share data)
                                 (Unaudited)

                                       April 29,      April 30,    January 28,
                                         1995           1994           1995
                                       ---------      ---------    ----------
 ASSETS

Current Assets:
 Cash and cash equivalents             $ 15,172       $  9,267      $ 22,424
 Accounts receivable                        823            426         4,223
 Inventories                             60,033         48,438        52,649
 Deferred income taxes                    1,579          5,703         1,579
 Prepaid expenses                         1,223          1,245         1,213
                                        _______         ______        _______
  Total current assets                   78,830         65,079        82,088


Property and equipment, net of
 accumulated depreciation and
 amortization                            28,863         22,830        26,503

Other assets:
 Long-term investments                   16,161         24,939        15,831
 Deferred income taxes                    1,620          1,725         1,771
 Pre-opening costs, net                   1,067            207           481
 Other assets                               693            803           621
                                       --------       --------      --------
Total assets                           $127,234       $115,583      $127,295
                                       ========       ========      ========


 LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities:
 Accounts payable                      $ 13,869       $ 10,179      $ 13,210
 Accrued expenses and other
  current liabilities                     7,531          2,515         5,944
 Restructuring reserve (Note 3)            ---          14,787          ---
 Accrued rent                             2,853          2,549         7,690
 Income taxes payable                       643           ---           ---
 Current portion of long-term debt         ---           4,000          ---
                                       --------       --------      --------
     Total current liabilities           24,896         34,030        26,844

Commitments and contingencies

Minority Interest (Note 2)                4,799           ---          4,749

Stockholders'equity:
 Preferred stock, $0.01 par value,
 1,000,000 shares authorized, none issued
 Common stock, $0.01 par value,
 50,000,000 shares authorized, 15,759,000,
 15,998,000 and 15,755,000 shares issued
 at April 29,1995, April 30,1994 and
 January 28,1995, respectively              157            160           157
 Additional paid-in capital              52,629         54,777        52,619
 Retained earnings                       44,753         26,616        42,926
                                         ------         ------        ------
     Total stockholders' equity          97,539         81,553        95,702
Total liabilities and
 stockholders' equity                  $127,234       $115,583      $127,295
                                       ========       ========      ========

           The accompanying notes are an integral part of the consolidated financial statements.

                             DESIGNS, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except per share data)
                              (Unaudited)

                                 Three Months Ended       Twelve Months Ended
                                 -------------------     ---------------------
                                 April 29,   April 30,   April 29,   April 30,
                                   1995       1994         1995        1994
                                ----------   ---------   ---------   ---------


Sales                            $ 57,337    $ 48,960     $ 274,287  $ 245,941
Cost of goods sold including
occupancy                          41,140      35,751       187,173    169,624
                                 --------    --------     ---------  ---------
Gross profit                       16,197      13,209        87,114     76,317

Expenses:
 Selling, general and
  administrative                   14,176      11,290        55,802     46,319
 Restructuring charges             (2,200)       ---         (5,400)    15,000
 Depreciation and amortization      1,864       1,631         7,112      6,187
                                 --------    --------     ---------   --------
Total expenses                     13,840      12,921        57,514     67,506

Operating income                    2,357         288        29,600      8,811

Interest expense                       22         521           110      1,550
Interest income                       471         402         1,546      1,482
                                 --------    --------     ---------   --------

Income before minority interest
 and income taxes                   2,806         169        31,036      8,743

Less minority interest                 91        ---             91       ---
                                 --------    --------     ---------   --------
Income before income taxes          2,715         169        30,945      8,743

Provision for income taxes          1,118          69        12,545      3,526
                                 --------    --------     ---------   --------

Net income                        $ 1,597    $    100      $ 18,400   $  5,217

                                 ========    ========      ========   ========
Net income per common and
common equivalent share           $  0.10    $   0.01      $   1.16   $   0.33

Weighted average common and
common equivalent shares
outstanding                        15,756      15,974        15,867     15,943



           The accompanying notes are an integral part of the consolidated financial statements.

                                 DESIGNS, INC.
                           STATEMENTS OF CASH FLOWS
                           (In thousands-Unaudited)

                                                Three Months Ended
                                             ------------------------
                                              April 29,      April 30,
                                                1995           1994


Cash flows from operating activities:
  Net income                                  $ 1,597        $    100
  Adjustments to reconcile to net cash
   provided by operating activities:
    Depreciation and amortization               1,864           1,631
    Deferred income taxes                        ---             (191)
    Minority interest                              91            ---
    Loss from disposal of property and
    equipment                                      74             346

  Changes in operating assets and
  liabilities:
    Accounts receivable                         3,400             395
    Inventories                                (7,384)         (1,774)
    Prepaid expenses                              (10)            (43)
    Prepaid income taxes                         ---               53
    Income taxes payable                          643          (1,374)
    Accounts payable                              659           3,471
    Restructuring reserve                        ---             (213)
    Accrued expenses and other current
      liabilities                               1,547            (199)
    Accrued rent                               (4,689)            (28)
                                              --------        --------
  Net cash (used for) provided by operating
   activities                                  (2,208)          2,174
                                              --------        --------
 Cash flows from investing activities:
    Additions to property and equipment        (4,423)         (1,697)
    Incurrence of pre-opening costs              (777)            (52)
    Proceeds from disposal of property and
     equipment                                    170             ---
    Sale and maturity ofinvestments                53           1,138
    Increase in other assets                      (77)           (167)
                                             ---------        -------
  Net cash used in investing activities        (5,054)           (778)

 Cash flows from financing activities:
    Repayments of long-term debt                 ---           (6,000)
    Issuance of common stock under option
     program (1)                                   10             270
                                             --------        --------
  Net cash used in financing activities            10          (5,730)
                                             --------        --------
Net decrease in cash and cash equivalents      (7,252)         (4,334)
Cash and cash equivalents:
  Beginning of the year                        22,424          13,601
                                             --------        --------
  End of quarter                             $ 15,172        $  9,267
                                             ========        ========

Supplementary Cash Flow Disclosure
    Cash paid,net:
     Interest                                $     16        $    626
     Taxes                                        564           1,459




(1) Including related tax benefit



    The accompanying notes are an integral part of the consolidated financial statements.

                                 DESIGNS, INC.

                   Notes to Consolidated Financial Statements


1.   Basis of Presentation

     In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes contained in the Company's audited consolidated financial statements for the year ended January 28, 1995. The Company's business has historically been seasonal in nature and the results of the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.   Minority Interest

     On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company, entered into a partnership agreement with LDJV Inc. (the "Partnership Agreement") establishing a joint venture to sell Levi's(R) brand products and jeans-related products in Original Levi's(R) Stores and Levi's(R) Outlets. LDJV Inc. is a wholly-owned subsidiary of Levi's Only Stores, Inc., which is a wholly-owned subsidiary of Levi Strauss & Co. This partnership is known as The Designs/OLS Partnership (the "Partnership").

     The operating results of the Partnership are consolidated with the financial statements of the Company for the three and twelve months ended April 29, 1995. Minority interest at April 29, 1995 represents LDJV Inc.'s 30% interest in the Partnership.

     In accordance with the Partnership Agreement, the Partnership made a capital distribution of $133,000 to its partners at the end of the first quarter of fiscal 1996. This capital distribution represented funds sufficient to pay taxes associated with the earnings of the Partnership for the three month period ended April 29, 1995.

3.   Restructuring

     During fiscal 1994, the Company recorded a nonrecurring pre-tax charge of $15 million to cover the expected costs associated with the closing of ten of its poorest performing Designs stores. In connection with the Company's ongoing review of Designs store performance, in November 1994, the Company decided to close up to five more of the poorest performing Designs stores during fiscal 1995. The $15 million is reflected in the consolidated statement of income as a restructuring charge for the twelve month period ended April 30, 1994.

     As of the end of fiscal 1995, the costs to close these fifteen stores totaled an estimated $11.8 million. This amount included an estimate of $4.1 million for future lease obligations to various landlords. In the fourth quarter of fiscal 1995, the Company recognized pre-tax income of $3.2 million which represented the Company's estimated excess restructuring reserve at January 28, 1995.

                                    DESIGNS, INC.

                   Notes to Consolidated Financial Statements


     During the first quarter of fiscal 1996, the Company reached final agreements with certain landlords for $1.9 million. The remaining accrual of $2.2 million was recognized as pre-tax income for the three month period ended April 29, 1995.

4.   Adoption of a Shareholders Rights Plan

     On May 1, 1995, the Board of Directors of the Company adopted a Shareholder Rights Plan. Pursuant to such Plan, the Company entered into a Shareholder Rights Agreement ("Rights Agreement") between the Company and its transfer agent, The First National Bank of Boston. Pursuant to the Rights Agreement, the Board of Directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of the Company's $0.01 par value Common Stock ("Common Stock"), to stockholders of record as of the close of business on May 15, 1995. Initially, these rights will not be exercisable and will trade with the shares of the Common Stock. In the event that a person becomes an "acquiring person" or is declared an "adverse person" each such term as defined in the Rights Agreement, each holder of a right (other than the acquiring person or the adverse person) would be entitled to acquire such number of shares of preferred stock which are equivalent to the Common Stock having a value of twice the then-current exercise price of the right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company's common stock having a value of twice the exercise price of the right.

5.   Subsequent Event

     On May 2, 1995, the Company acquired certain assets of Boston Trading Ltd., Inc. ("Boston Trading") in accordance with the terms of an Asset Purchase Agreement dated April 21, 1995 among Boston Trading, Designs Acquisition
Corp., the Company and others (the "Purchase Agreement"). The Company paid approximately $5,000,000 in cash and delivered a promissory note in the principal amount of $1,000,000. The purchase price is subject to certain adjustments in accordance with the Purchase Agreement. The assets acquired include certain trademarks and tradenames of Boston Trading, including the "Boston Traders(R)" trademark, and all inventory, fixed assets and leasehold improvements associated with 33 existing Boston Traders(R) Outlet stores.

6.   Amendment to Credit Agreement

     On May 31, 1995, subsequent to the quarter ended April 29, 1995, the Company signed an amendment to the $20 million revolving credit agreement dated as of November 17, 1995 among the Company, BayBank Boston, N.A. and State Street Bank and Trust Company. This amendment provides that $5 million of the $20 million line of credit will be used as a letter of credit facility for purchases of inventory related to the development and growth of the Company's Boston Traders(R) product line.

Part I. Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

RESULTS OF OPERATIONS

     Sales for the first quarter of fiscal 1996 increased 17.1% to $57.3 million from $49.0 million in the first quarter of 1995. Comparable store sales increased 5% for the three month period. Of the 122 stores that Designs, Inc. (the "Company") operates, 102 are comparable stores. Comparable store sales increased primarily due to an increase in average unit price of 9%, partially offset by a 4% decrease in unit sales for the three month period. Comparable Outlet store sales increased 4% for the three month period as compared to the prior year, principally due to an increase in the availability and mix of goods. Comparable Designs store sales decreased by 1% for the three month period as compared to the same period in the preceding year. Comparable Original Levi's(R) Stores sales increased 34% for the three month period as compared to the same period in the prior year. This increase is mainly attributable to the Original Levi's(R) Store located in New York City. On a rolling 12 month basis, sales increased 11.5% to $274.3 million for the twelve month period ended April 29, 1995 compared to $245.9 million for the twelve month period ended April 30, 1994.

     Gross margin rate (including the costs of occupancy) increased to 28.2% as compared to 27.0% in the first quarter of 1995 principally due to an increase in the percentage of business generated in the higher margin Levi's(R) Outlet stores and Original Levi's(R) Stores and a decrease in markdowns as a percentage of sales. The increased total sales at this gross margin rate resulted in a 22.6% increase in gross margin dollars to $16.2 million for the first quarter of fiscal 1996 as compared with $13.2 million in fiscal 1995. For the rolling twelve month period, gross margin rate increased to 31.8% as compared to 31.0% in the prior year.

     For the quarter, selling, general and administrative expenses of $14.2 million increased to 24.7% of sales as compared with 23.1% in the corresponding period in the prior year due primarily to expenses associated with the completion of the acquisition of certain assets of Boston Trading Ltd., Inc., increased payroll as a percentage of sales for the Levi's(R) Outlet stores, and increased healthcare and advertising costs. For the rolling 12 month period, selling, general and administrative expenses increased to 20.3% of sales compared with 18.8% in the prior period principally due to increased payroll costs as a percentage of sales in Levi's(R) Outlet stores.

     During fiscal 1994, the Company recorded a non-recurring pre-tax charge of $15.0 million to cover the expected costs associated with the closing of up to ten of its poorest performing Designs stores. In November 1994, in connection with the Company's ongoing review of Designs store performance, the Company decided to close up to five more of the poorest performing Designs stores during fiscal 1995. The $15.0 million is reflected in the consolidated statement of income as a restructuring charge for the twelve month period ended April 30, 1994.

     As of the end of fiscal 1995, the costs to close these fifteen stores totaled an estimated $11.8 million. This amount included an estimate of $4.1 million for future lease obligations. For the fiscal year ended January 28, 1995, the Company recognized pre-tax income of $3.2 million which represented the Company's estimated excess accrual at January 28, 1995.

     During the first quarter of fiscal 1996, the Company reached final agreements with certain landlords for $1.9 million. The remaining accrual of $2.2 million was recognized as pre-tax income for the three month period ended April 29, 1995.

     Depreciation and amortization expense of $1.9 million for the three month period of fiscal 1996 increased 14.3% as compared with the same period in fiscal 1995 due to the cost of new store openings and remodeled stores. For the rolling 12 month period, depreciation and amortization increased 15.0%, primarily due to the timing of store openings.

     Interest expense for the first quarter of fiscal year 1996 was $22,000, a decrease of $499,000 compared to the same period in fiscal year 1995. This decrease is attributable to the interest cost savings associated with the prepayment of $6 million in the first quarter of fiscal 1995 and the retirement of the remaining $4 million of the Company's Senior Notes in the second quarter of fiscal 1995. On a rolling 12 month basis, interest expense decreased to $110,000 or 92.9% as compared to $1.6 million in the prior period.

     Interest income for the first quarter increased to $471,000 in fiscal year 1996 from $402,000 in fiscal year 1995 due to realized losses incurred in the first quater of fiscal 1995 of $64,000 and due to a higher yield on investments as compared to the prior period. For the rolling 12 months, interest income increased by 4.3% to $1.5 million from the prior period.
These increases are primarily attributable to realized losses which were incurred in the prior period and an improved yield. See Liquidity and Capital Resources.

     Net income for the first quarter of fiscal year 1996 was $1.6 million or $0.10 per share, as compared with $100,000 or $.01 per share in the first quarter of fiscal 1995. Net income for the first quarter of fiscal 1996 includes pre-tax income of $2.2 million or $0.08 per share related to the Company's previously discussed restructuring program.

     Net income, on a rolling 12 month basis, was $18.4 million or $1.16 per share in the twelve month period, as compared with $5.2 million, or $0.33 per share in the prior comparable period. Net income includes the impact of a restructuring income (charge) of $5.4 million or $0.20 per share for the twelve month period ended April 29, 1995 and ($15.0) million or ($0.56) per share for the twelve month period ended April 30, 1994.

SEASONALITY

     The Company's business is seasonal, reflecting increased consumer buying in the "Back to School" and "Holiday" seasons. Historically, the second half of each fiscal year provides a greater portion of the Company's annual sales and operating income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash needs are for operating expenses, seasonal inventory purchases, capital expenses for new and remodeled stores, cash outlays associated with restructuring, the development of the Boston Traders(R) branded product line and the cost of acquiring and/or developing new businesses.

Working Capital and Cash Flows

     To date, the Company has financed its working capital requirements and expansion program with cash flow from operations, borrowings and proceeds from Common Stock offerings. Cash used for operations for the first three months of fiscal 1996 was $2.2 million as compared to cash provided by operations of $2.2 million for the same period in the prior period. The decrease in cash from operations is due to $1.9 million paid to landlords in connection with lease terminations associated with the Company's restructuring program, and an increase in the amount of inventory purchased in the first quarter of fiscal 1996 as compared to fiscal 1995.

     The Company's working capital at April 29, 1995 was approximately $53.9 million as compared to $31.0 million at April 30, 1994. The increase is attributable to the completion of the Company's restructuring program and the retirement of the Company's Senior Notes.

     Inventory in dollars and units in comparable stores increased 6.7% and 2.0%, respectively, from April 30, 1994 to April 29, 1995 due principally to an increase in the availability of inventory in the Levi's(R) Outlets stores. Total inventory at April 29, 1995 increased $11.6 million or 23.9% from April 30, 1994. This increase primarily reflects the increase in the percentage of Levi's(R) Outlet stores to total stores at the end of the first quarter of fiscal 1996 as compared to the end of the first quarter of fiscal 1995. Outlet stores typically require higher inventory levels than the Company's other store formats.

     The Company stocks its Outlet stores exclusively with manufacturing overruns, discontinued lines and irregulars purchased by the Company directly from Levi Strauss & Co. and end-of-season merchandise transferred from Designs stores and Original Levi's(R) Stores. By its nature, this merchandise is subject to limited availability.

     The Company's trade payables to Levi Strauss & Co., its principal vendor, generally are due within ten days after the end of the month in which the goods are received. The Company has been current with its payments to Levi Strauss & Co. from fiscal 1987 to date. Trade payables with other vendors are generally payable within 30 days of invoice. Variations in the amount of trade payables outstanding at the end of different periods relate to the timing of purchases. Beginning in the second quarter of fiscal 1996, payment methods and terms are expected to change as the Company develops its Boston Traders(R) product line and begins its own sourcing of merchandise.

     On May 31, 1995, subsequent to the quarter ended April 29, 1995, the Company signed an amendment to the $20 million revolving credit agreement dated November 17, 1995 among the Company, BayBank Boston, N.A. and State Street Bank and Trust Company. This amendment provides that $5 million of the $20 million line of credit will be used as a letter of credit facility for purchases of inventory related to the development and growth of the Company's Boston Traders(R) product line. At April 29, 1995 and for the three month period ended, the Company had no short-term or long-term borrowings outstanding.

     On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company, and a subsidiary of Levi's Only Stores, Inc., a wholly owned subsidiary of Levi Strauss & Co., entered into a partnership agreement establishing a joint venture to sell Levi's(R) brand products and jeans-related products. The partnership plans to open and operate a total of 35 to 50 Original Levi's(R) Stores and Levi's(R) Outlets throughout 11 Northeast states and the District of Columbia over the next three to five years. This number of stores includes the ten Original Levi's(R) Stores which were opened at April 29, 1995. The Levi's(R) Outlet stores in the partnership will sell only Levi's(R) brand products and service the close-out products of the Original Levi's(R) Stores.

     In connection with the formation of the joint venture, Designs JV Corp. contributed, in exchange for a 70% interest in the joint venture, eight of the Company's existing Original Levi's(R) Stores and three leases for unopened stores in New York City, Nanuet, New York, and White Plains, New York. These stores are included in the 35 to 50 stores described above. At the same time, LDJV Inc., the joint venture subsidiary of Levi's Only Stores, Inc., contributed approximately $4.7 million in cash to the joint venture in exchange for a 30% interest.

     It is the current intention of the joint venture partners to fund the joint venture's working capital and funds for its future expansion from the partnership's operations and borrowings from third parties. However, the partners may also decide that they or their affiliates should contribute or loan additional funds to the joint venture or guaranty third-party debt. Neither partner will be required to make any future contribution to the capital of the joint venture, any loan to the joint venture or any such guaranty unless both partners agree. Excess cash (as defined in the partnership agreement) will be distributed by the joint venture in accordance with the terms of the partnership agreement. No assurance can be given that Designs JV Corp. will not be required to make such capital contributions, loans or guaranties or that cash will be distributed to Designs JV Corp. out of the partnership.

     Originally, the joint venture planned to open three Original Levi's(R) Stores and three Levi's(R) Outlet stores during fiscal 1996. The estimated cost associated with opening these six stores is $5.9 million. During the first quarter of fiscal 1996, the joint venture partners decided to open an additional Original Levi's(R) Store in New York City and an additional Levi's(R) Outlet store to by the end of fiscal 1996. These additional stores will cost and estimated $3.8 million.

     In June 1994, Levi Strauss & Co. informed the Company that it wanted to focus the future relationship between the two companies on the Original Levi's(R) Stores joint venture and to reduce the Company's dependency on Levi Strauss & Co. Levi Strauss & Co. informed the Company that it did not see a growth opportunity for the Company's Designs stores in the exclusively Levi's(R) format. However, Levi Strauss & Co. informed the Company that it did see an opportunity for growth of the Company's Designs stores if the format was changed to a multi-brand format. Levi Strauss & Co. advised the Company that it believes that this would avoid consumer confusion between the Original Levi's(R) Stores and Designs stores. According to Levi Strauss & Co., this would require that not more than 70% of the product mix in the stores be Levi Strauss & Co. product, that the format and presentation of the stores be "supportive" of its marketing and brand objectives and that Levi Strauss & Co. approve that format beforehand. The Company has received favorable Levi Strauss & Co. comment regarding the look of the multi-brand Designs stores and believes that the format will be acceptable to Levi Strauss & Co. for Designs store expansion throughout the United States. Levi Strauss & Co. would apply the new branch opening policies and practices to Designs stores that are applicable to other multi-brand retailers of Levi Strauss & Co. products. Levi Strauss & Co. advised the Company that if the Company does not decide to expand the Designs store chain, Levi Strauss & Co. would not require change to a multi-brand format. If the Company does change the format and expand the Designs store chain, Levi Strauss & Co. has said that it will require that the Company's existing Designs stores be converted to the new multi-brand format over a mutually agreeable period of time.

     During fiscal year 1995, the Company introduced private label and Timberland(R) brand products into the merchandise mix in certain of its Designs stores. This was primarily due to the Company's desire to offset decreased gross profit margins in Designs stores caused by increased price competition with other retailers that sell Levi Strauss & Co. merchandise in and around regional malls, the absence of certain key products in the Levi Strauss & Co. line and increased opportunities for expansion of the Designs store chain throughout the United States. Based upon the overall performance of the Timberland(R) merchandise, the Company will add Timberland(R) products to the merchandise mix in the Designs stores being remodeled this year and in the majority of the Boston Traders(R) Outlets.

     On May 2, 1995, the Company acquired certain assets of Boston Trading Ltd., Inc. ("Boston Trading") in accordance with the terms of an Asset
Purchase Agreement dated April 21, 1995 among Boston Trading, Designs Acquisition Corp., the Company and others (the "Purchase Agreement"). The Company paid approximately $5,000,000 in cash and delivered a promissory note in the principal amount of $1,000,000, which is subject to certain adjustments in accordance with the Purchase Agreement. The assets acquired included certain trademarks and tradenames of Boston Trading and all inventory, fixed assets and leasehold improvements associated with 33 existing Boston Traders(R) Outlet Stores.

     This acquisition will expand the Company's current operations to include the design, off-shore sourcing and retailing of Boston Traders(R) products. Among other things, the retail distribution of Boston Traders(R) products will require the Company to expend resources for a design and sourcing staff, and storage and distribution facilities in order to assure timely delivery and restocking of merchandise. The Company anticipates that the additional expenses associated with the acquisition and development of the Boston Traders(R) product line will total $4 to $5 million over the next 12 to 18 months. The addition of the Boston Traders(R) Outlet stores, which have no geographic restrictions, provides the Company with the opportunity to expand the Company's operations throughout the United States.

     The Boston Traders(R) product line will replace the "Exclusively for Designs" product line which was introduced in fiscal 1995. The Company will begin introducing the Boston Traders(R) products into all Designs stores in June 1995. The Company does not expect that the percentage of Boston Traders(R) inventory or sales will be significant relative to the Company's total inventory or sales until the fall of fiscal 1997. The Company has no plans to continue the wholesale trade business of the Boston Traders(R) product line.

     Barring unforeseen circumstances, the Company plans to open two to three Boston Traders(R) Outlet stores during fiscal 1996.

     The Company continues to have conversations with a number of other companies with branded products and/or prominent brand names concerning the possibility of the Company (i) opening/operating single brand retail stores for these companies, (ii) opening single brand retail stores jointly with these companies or (iii) featuring these branded products in the Designs stores. No assurances can be given that the Company will reach agreement with any other manufacturer concerning such stores or brand offerings or that, if a decision is made to go forward, such stores or brand offerings will be successful.

Capital Expenditures

     During the first quarter of fiscal 1996, the Company remodeled one
Designs stores and the joint venture partnership opened two Original Levi's(R) Stores. During the first quarter of 1995, the Company opened two Levi's Outlet(R) stores and remodeled two Designs stores. Total cash outlays of $4.4 million and $1.7 million during the first quarter of fiscal year 1996 and 1995, respectively, represent the costs of new and remodeled stores as well as corporate capital spending during the periods.

     The Company expects that cash flow from operations, short-term borrowings and available cash will enable it to finance its current working capital, remodeling and expansion requirements during the remainder of the fiscal year.

Part II.  Other Information

ITEM 1.   Legal proceedings

          The Company is a party to litigation and claims arising in the normal course of its business. Barring unforeseen circumstances, management does not expect the results of these actions to have a material adverse effect on the Company's business or financial condition.


ITEM 6.   Exhibits and Reports on Form 8-K

          A.  Reports on Form 8-K:

          Report on Form 8-K, dated April 24, 1995, was filed by the Company in order to file certain documents related to the joint venture between subsidiaries of Levi Strauss & Co. and the Company formed for the purpose of operating 35 to 50 Original Levi's(R) Stores and Levi's(R) Outlet stores throughout 11 Northeast states and the District of Columbia.

          Report on Form 8-K, dated May 1, 1995, was filed by the Company to announce that its Board of Directors had adopted a Shareholder Rights Plan. Pursuant to the terms of a Shareholder Rights Agreement dated as of May 1, 1995 between the Company and its transfer agent, First National Bank of Boston, the Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of Common Stock to stockholders of record as of the close of business on May 15, 1995.


          B.  Exhibits:

10.1      1987 Incentive Stock Option Plan, as amended
          (included as Exhibit 10.1 to the Company's Annual
          Report on Form 10-K dated April 29, 1993, and
          incorporated herein by reference).                               *

10.2      1987 Non-Qualified Stock Option Plan, as amended
          (included as Exhibit 10.2 to the Company's Annual
          Report on Form 10-K dated April 29, 1993, and
          incorporated herein by reference).                               *

10.3      1992 Stock Incentive Plan, as amended (included as
          Exhibit A to the Company's definitive proxy
          statement dated May 10, 1994, and incorporated
          herein by reference).                                            *

10.4      License Agreement between the Company and Levi
          Strauss & Co. dated as of April 14, 1992
          (included as Exhibit 10.8 to the Company's Annual
          Report on Form 10-K dated April 29, 1993, and
          incorporated herein by reference).                               *

10.5      Executive Incentive Plan effective through the
          fiscal year ended January 28, 1995 (included as
          Exhibit 10.8 to the Company's Annual Report on
          Form 10-K for the year ended January 28, 1994, and
          incorporated herein by reference).                               *

10.6      Credit Agreement among the Company, BayBank
          Boston, N.A., and State Street Bank and Trust
          Company dated as of November 17, 1994 (included as
          Exhibit 1 to the Company's current report on
          Form 8-K dated November 22, 1994, and incorporated
          herein by reference).                                            *

10.7      Consulting Agreement between the Company and
          Stanley I. Berger dated December 21, 1994 (included
          as Exhibit 10.7 to the Company's Annual Report on
          Form 10-K dated April 26, 1995, and incorporated
          herein by reference).                                            *

10.8      Employee Separation Agreement between the Company
          and Geoffrey M. Holczer dated December 27, 1994 (included
          as Exhibit 10.8 to the Company's Annual Report on
          Form 10-K dated April 26, 1995, and incorporated
          herein by reference).                                            *

10.9      Participation Agreement among Designs JV Corp.
          (the "Designs Partner"), the Company, LDJV Inc.
          (the "LOS Partner"), Levi's Only Stores, Inc. ("LOS"),
          Levi Strauss & Co.("LS&CO") and Levi Strauss
          Associates Inc. ("LSAI") dated January 28, 1995
          (included as Exhibit 10.1 to the Company's Current
          Report on Form 8-K dated April 24, 1995, and
          incorporated herein by reference).                               *

10.10     Partnership Agreement of The Designs/OLS Partnership
          (the "Partnership") between the LOS Partner and the
          Designs Partner dated January 28, 1995 (included as
          Exhibit 10.2 to the Company's Current Report on Form 8-K
          dated April 24, 1995, and incorporated herein by reference).     *

10.11     Glossary executed by the Designs Partner, the Company,
          the LOS Partner, LOS, LS&CO, LSAI and the Partnership
          dated January 28,1995 (included as Exhibit 10.3 to the
          Company's Current Report on Form 8-K dated April 24, 1995,
          and incorporated herein by reference).                           *

10.12     Sublicense Agreement between LOS and the LOS Partner
          (included as Exhibit 10.4 to the Company's Current
          Report on Form 8-K dated April 24, 1995, and
          incorporated herein by reference).                               *

10.13     Sublicense Agreement between the LOS Partner and the
          Partnership (included as Exhibit 10.5 to the Company's
          Current Report on Form 8-K dated April 24, 1995, and
          incorporated herein by reference).                               *

10.14     License Agreement between the Company and the
          Partnership (included as Exhibit 10.6 to the Company's
          Current Report on Form 8-K dated April 24, 1995, and
          incorporated herein by reference).                               *

10.15     Administrative Services Agreement between the Company
          and the Partnership dated January 28, 1995 (included
          as Exhibit 10.7 to the Company's Current Report on
          Form 8-K dated April 24, 1995, and incorporated herein
          by reference).                                                   *

11        Schedule re: computation of per share earnings                  15

*    Previously filed with the Securities and Exchange Commission.

Exhibit 11.  Statement Re:  Computation of Per Share Earnings

                            Three Months Ended        Twelve Months Ended
                            4/29/95    4/30/94        4/29/95      4/30/94
                            -------    -------        -------      -------
                               (In thousands, except per share data)

Net income                  $1,597     $   100       $ 18,400      $ 5,217

Weighted average
shares outstanding
during the period           15,756      15,974         15,867       15,943

Common equivalent
shares                       ---          ---            ---          ---

Number of shares for
purpose of calculating
net income per common
and common equivalent
share                      15,756      15,974          15,867       15,943

Incremental shares to
reflect full dilution       N/A          N/A             N/A          N/A

Total shares for
purposes
of calculating fully
diluted net income
per share                   N/A          N/A             N/A          N/A


Net income per common
and common equivalent
share                       $0.10       $0.01           $1.16        $0.33

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DESIGNS, INC.




                                   /s/ WILLIAM D. RICHINS
                                   ----------------------
                                   William D. Richins
                                   Chief Financial Officer


Dated:    June 9, 1995