Form 10-Q
period 1995-07-29
DESIGNS INC
filed 1995-09-13
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


Quarter Ended July 29, 1995        Commission File Number   0-15898
              -------------                                --------




                                 DESIGNS, INC.
                                 -------------

                          (Exact name of registrant as
                           specified in its charter)



      Delaware                                    04-2623104
-------------------------------             --------------------------

(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)


1244 Boylston Street, Chestnut Hill, MA                 02167
---------------------------------------           --------------------

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


Yes  X       No
    ------     ----------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                    Outstanding as of July 29, 1995
          -----                    -------------------------------


          Common                             15,762,730 shares

                                        DESIGNS, INC.
                                 CONSOLIDATED BALANCE SHEETS
                      July 29, 1995, July 30, 1994 and January 28, 1995
                              (In thousands, except share data)
                                        (Unaudited)

                                            July 29,    July 30,     January 28,
                                              1995        1994           1995
                                            --------    --------     -----------
  ASSETS

Current Assets:
   Cash and cash equivalents                 $ 8,293     $ 2,051       $ 22,424
   Accounts receivable                           909         714          4,223
   Inventories                                62,580      56,508         52,649
   Deferred income taxes                       1,579       4,741          1,579
   Income tax receivable                         -           411            -
   Prepaid expenses                            1,382       1,301          1,213
                                              ------      ------         ------
        Total current assets                  74,743      65,726         82,088

Property and equipment, net of accumulated
 depreciation and amortization                33,049      24,332         26,503

Other assets:
   Long-term investments                      12,978      23,887         15,831
   Deferred income taxes                       1,505       1,889          1,771
   Pre-opening costs, net                      1,286         258            481
   Intangible assets (Note 4)                  2,563         -              -
   Other assets                                  771         742            621
                                            --------    --------       --------
      Total assets                          $126,895    $116,834       $127,295
                                            ========    ========       ========



  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                         $  9,909     $13,291       $ 13,210
   Accrued expenses and other current
    liabilities                                8,782       4,771          5,944
   Restructuring reserve (Note 3)                -        12,845            -
   Accrued rent                                2,986       2,722          7,690
   Income taxes payable                          458         -              -
   Current portion of note payable (Note 4)      500         -              -
                                              ------      ------         ------
      Total current liabilities               22,635      33,629         26,844


Long term portion of note payable (Note 4)       500         -              -

Commitments and contingencies

Minority interest (Note 2)                     4,808         -            4,749

Stockholders' equity:
   Preferred stock, $0.01 par value, 1,000,000
   shares authorized, none issued
   Common stock, $0.01 par value, 50,000,000
   shares authorized, 15,763,000, 16,005,000
   and 15,755,000 shares issued at July 29,
   1995, July 30, 1994 and January 28, 1995,
   respectively                                  158          160           157
   Additional paid-in capital                 52,650       54,806        52,619
   Retained earnings                          46,144       28,239        42,926



                                             -------       ------        ------
        Total stockholders' equity            98,952       83,205        95,702
                                            --------       ------         ------
Total liabilities and stockholders' equity  $126,895     $116,834      $127,295
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

                                                 DESIGNS, INC.
                                       CONSOLIDATED STATEMENTS OF INCOME
                                     (In thousands, except per share data)
                                                    (Unaudited)

                                                          Three Months Ended
                                                         July 29,      July 30,
                                                           1995          1994
                                                         --------      --------
Sales                                                     $66,993       $56,390
Cost of goods sold occupancy                               47,115        38,996
                                                          -------       -------
Gross profit                                               19,878        17,394

Expenses:
 Selling, general and administrative                       15,939        13,223
 Restructuring charges                                       ---           ---
 Depreciation and amortization                              2,083         1,715
                                                           ------        ------
Total expenses                                             18,022        14,938
                                                           ------        ------

Operating income                                            1,856         2,456

Interest expense                                               65            61
Interest income                                               252           355
                                                           ------        ------
Income before minority interest and
 income taxes                                               2,043         2,750

Less minority interest                                         16          ---
                                                            -----         -----
Income before income taxes                                  2,027         2,750

Provision for income taxes                                    834         1,127
                                                           ------       -------
Net income                                                $ 1,193       $ 1,623
                                                          =======       =======
Net income per common and common
 equivalent share                                         $  0.08       $  0.10
Weighted average common and common
 equivalent shares outstanding                             15,763        16,002

              The accompanying notes are an integral part of the consolidated financial statements.

                                   DESIGNS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                    (Unaudited)

                                                        Six Months Ended
                                                     July 29,      July 30,
                                                      1995            1994
                                                    --------      --------
Sales                                               $124,329      $105,350
Cost of goods sold occupancy                          88,255        74,747
                                                    --------      --------
Gross profit                                          36,074        30,603

Expenses:
 Selling, general and administrative                  30,115        24,513
 Restructuring charges                                (2,200)         ---
 Depreciation and amortization                         3,947         3,346
                                                      ------        ------
Total expenses                                        31,862        27,859
                                                      ------        ------
Operating income                                       4,212         2,744

Interest expense                                          87           582
Interest income                                          723           757
                                                      ------        ------
Income before minority interest and
 income taxes                                          4,848         2,919

Less minority interest                                   106          ---
                                                       -----         -----
Income before income taxes                             4,742         2,919

Provision for income taxes                             1,952         1,196
                                                     -------       -------
Net income                                           $ 2,790       $ 1,723
                                                     =======       =======
Net income per common and common
 equivalent share                                    $  0.18       $  0.11

Weighted average common and common
 equivalent shares outstanding                        15,760        15,987


          The accompanying notes are an integral part of the consolidated financial statements.

                                   DESIGNS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except per share data)
                                    (Unaudited)

                                                    Twelve Months Ended
                                                   July 29,     July 30,
                                                     1995         1994
                                                  ---------     --------
Sales                                              $284,889      $250,975
Cost of goods sold occupancy                        195,292       172,384
                                                   --------      --------
Gross profit                                         89,597        78,591

Expenses:
 Selling, general and administrative                 58,518        49,028
 Restructuring charges                               (5,400)       15,000
 Depreciation and amortization                        7,480         6,526
                                                     ------        ------
Total expenses                                       60,598        70,554
                                                     ------        ------
Operating income                                     28,999         8,037

Interest expense                                        114         1,258
Interest income                                       1,443         1,470
                                                     ------        ------
Income before minority interest and
 income taxes                                        30,328         8,249

Less minority interest                                  106          ---
                                                     ------         -----
Income before income taxes                           30,222         8,249

Provision for income taxes                           12,252         3,340
                                                    -------       -------
Net income                                          $17,970       $ 4,909
                                                    =======       =======

Net income per common and common
 equivalent share                                   $  1.14       $  0.31

Weighted average common and common
 equivalent shares outstanding                       15,812        15,968


          The accompanying notes are an integral part of the consolidated financial statements.

                                   DESIGNS, INC.
                              STATEMENTS OF CASH FLOWS
                              (In thousands- Unaudited)

                                                          Six Months Ended
                                                       July 29,       July 30,
                                                         1995            1994
                                                       --------       --------

Cash flows from operating activities:
  Net income                                       $   2,790           $  1,723
  Adjustments to reconcile to net cash
    provided by operating activities:
     Depreciation and amortization                     3,947              3,346
     Deferred income taxes                              ---                (355)
     Minority interest                                   106               ---
     Loss from the sale of investments                    48               ---
     Loss from disposal of property and equipment        212                270

  Changes in operating assets and liabilities,
      net of acquisition:
     Accounts receivable                               3,267                107
     Inventories                                      (6,914)           (10,624)
     Prepaid expenses                                   (169)               (99)
     Prepaid income taxes                               ---                 604
     Income taxes payable                                458             (1,374)
     Accounts payable                                 (3,301)             6,583
     Restructuring reserve                              ---                (906)
     Accrued expenses and other current liabilities    2,838              2,057
     Accrued rent                                     (4,704)               145
  Net cash (used for) provided by operating           -------            ------
       activities                                     (1,422)             1,477
                                                      -------            ------
Cash flows from investing activities:
     Additions to property and equipment               (9,808)           (5,065)
     Incurrence of pre-opening costs                   (1,198)             (239)
     Proceeds from disposal of property and equipment     170                68
     Sale and maturity of investments                   3,501             2,190
     Increase in other assets                              23              (280)
                                                       -------           -------
  Net cash used in investing activities                (7,312)           (3,326)
                                                       -------           -------
Cash flows from financing activities:
     Payment for acquisition of a business             (5,428)             ---
     Repayments of long-term debt                         ---           (10,000)
     Issuance of common stock under option program (1)     31               299
                                                      --------          --------
     Net cash used in financing activities             (5,397)           (9,701)
                                                      --------          --------
  Net decrease in cash and cash equivalents           (14,131)          (11,550)
Cash and cash equivalents:
     Beginning of the year                             22,424            13,601
                                                      --------          --------
     End of the quarter                               $ 8,293           $ 2,051
                                                      ========          ========

Supplementary Cash Flow Disclosure
          Cash paid, net:
           Interest                                   $    46           $   739
           Taxes                                        1,592             2,199


(1) Including related tax benefit

     The accompanying notes are an integral part of the consolidated financial statements.

                                DESIGNS, INC.

                  Notes to Consolidated Financial Statements


1.   Basis of Presentation

     In the opinion of management of Designs, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes contained in the Company's audited consolidated financial statements for the year ended January 28, 1995. Historically, the Company's business has been seasonal in nature and the results of the interim periods presented are not necessarily indicative of the results to be expected for the full year.


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

     The operating results of the Partnership are consolidated with the financial statements of the Company for the three, six and twelve months ended July 29, 1995. Minority interest at July 29, 1995 represents LDJV Inc.'s 30% interest in the Partnership.

     In accordance with the Partnership Agreement, the Partnership made capital distributions of $155,000 to its partners for the six months ended July 29, 1995. These capital distributions represented funds sufficient to pay taxes associated with the earnings of the Partnership for the six month period ended July 29, 1995.


3.   Restructuring

     During fiscal 1994, the Company recorded a nonrecurring pre-tax charge of $15 million to cover the expected costs associated with the closing of ten of its poorest performing Designs stores. In connection with the Company's ongoing review of Designs store performance, in November 1994, the Company decided to close up to five more of the poorest performing Designs stores during fiscal 1995. The $15 million is reflected in the consolidated statement of income as a restructuring charge for the twelve month period ended July 30, 1994.

     As of the end of fiscal 1995, the estimated cost to close these fifteen stores was $11.8 million. This estimated amount included an accrual of $4.1 million for future lease obligations. In the fourth quarter of fiscal 1995, the Company recognized pre-tax income of $3.2 million which represented the Company's estimated excess restructuring reserve at January 28, 1995.

     During the first quarter of fiscal 1996, the Company reached final lease agreements with certain landlords for $1.9 million. The remaining accrual of $2.2 million was recognized as pre-tax income for the six month period ended July 29, 1995.

4.   Acquisition

     On May 2, 1995, the Company acquired certain assets of Boston Trading Ltd., Inc. ("Boston Trading") in accordance with the terms of an Asset Purchase Agreement dated April 21, 1995 among Boston Trading, Designs Acquisition Corp., the Company and others. The Company paid $5,428,000 million in cash, financed by operations, and delivered a non-negotiable promissory note in the principal amount of $1,000,000. The principal amount of the promissory note is payable in two equal annual installments through May 1997. The note bears interest at the published prime rate and is payable semi-annually from the date of acquisition. The purchase price has been allocated to the assets acquired, including certain intangible assets, principally trademarks and license agreements, based on their respective fair values. Trademarks and license agreements are being amortized on a straight-line basis over 15 years and 4 years, respectively. Other assets acquired included all inventory, fixed assets and leasehold improvements associated with 33 Boston Traders(R) outlet stores.

     The Company is a party to two consulting agreements with former employees of Boston Trading. Pursuant to the consulting agreements, the Company agreed to issue, as part of the consulting fees, a total of 50,000 shares of the Company's $0.01 par value Common Stock ("Common Stock"). These shares are contingent upon the completion the two year consulting agreements.

     The following pro forma summary presents the consolidated results of operation of the Company as if the acquisition had occurred as of the beginning of the periods presented, after giving effect to certain adjustments, including amortization of intangibles, decreased interest income related to cash used to finance the acquisition and related income tax effects. Pro forma results of operations for the six month ended July 29, 1995 and July 30, 1994 include Boston Trading unaudited results of operations for the period January 29, 1995 through May 1, 1995 and January 30, 1994 through July 30, 1994, respectively. Pro forma results of operations for the twelve month period ended July 29, 1995 and July 30, 1994 assume that the acquisition occurred at July 30, 1994 and July 31, 1993, respectively.

                          Six Months Ended              Twelve Months Ended
                    July 29, 1995  July 30, 1994   July 29, 1995 July 30, 1994
                   -------------  -------------   ------------- -------------

Revenue               $ 126,127     $ 110,292        $ 295,337      $ 264,711
Net income                1,880          (136)          15,865          1,917
Net income per share      $0.12        $(0.01)           $1.00          $0.12

5.   Amendment to Credit Agreement

     During the second quarter of fiscal 1996, the Company signed an amendment to the $20.0 million revolving credit agreement dated as of November 17, 1994 among the Company, BayBank Boston, N.A. and State Street Bank and Trust Company. This amendment provides that $5.0 million of the $20.0 million line of credit will be used as a letter of credit facility for purchases of inventory related to the development and growth of the Company's Boston Traders(R) product line. At July 29, 1995, $3.1 million of the $5.0 million was available for the issuance of letters of credit.


6.   Adoption of a Shareholders Rights Plan

     On May 1, 1995, the Board of Directors of the Company adopted a Shareholder Rights Plan. Pursuant to such Plan, the Company entered into a Shareholder Rights Agreement ("Rights Agreement") between the Company and its transfer agent, The First National Bank of Boston. Pursuant to the Rights Agreement, the Board of Directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of the Company's Common Stock, to stockholders of record as of the close of business on May 15, 1995. Initially, these rights will not be exercisable and will trade with the shares of the Common Stock. In the event that a person becomes an "acquiring person" or is declared an "adverse person" each such term as defined in the Rights Agreement, each holder of a right (other than the acquiring person or the adverse person) would be entitled to acquire such number of shares of preferred stock which are equivalent to the Common Stock having a value of twice the then-current exercise price of the right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company's common stock having a value of twice the exercise price of the right.

Part I. Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

RESULTS OF OPERATIONS

     Sales for the second quarter of fiscal 1996 increased 19% to $67.0 million from $56.4 million in the second quarter of 1995. Comparable store sales increased 4% for the three month period. Of the 155 stores that Designs, Inc. (the "Company") operates, 101 are comparable stores. Comparable store sales increased primarily due to an increase in average unit price of 3%, and a 1% increase in unit sales for the three month period. Comparable Outlet store sales increased 3% for the three month period as compared to the prior year. Comparable Designs store sales increased by 1% for the three month period as compared to the same period in the preceding year. Comparable Original Levi's(R) Stores sales increased 27% for the three month period as compared to the same period in the prior year. For the six month period, sales rose 18% to $124.3 million in the current year as compared to $105.4 million in the prior year. Comparable store sales increased 5% for the six month period principally due to an increase in average unit price of 6% offset by a 1% decrease in unit sales for the six month period. Comparable Outlet store sales increased 4% for the six month period as compared to the prior year. Comparable Designs store sales remained unchanged for the six month period as compared to the same period in the preceding year. Comparable Original Levi's(R) Stores sales increased 31% for the six month period as compared to the same period in the prior year. On a rolling 12 month basis, sales increased 14% to $284.9 million for the twelve month period ended July 29, 1995 compared to $251.0 million for the twelve month period ended July 30, 1994.

     Gross margin rate (including the costs of occupancy) decreased to 29.7% as compared to 30.8% in the second quarter of fiscal 1995 principally due to continued price competition and promotional activity in the marketplace. The increased total sales at this gross margin rate resulted in a 14.3% increase in gross margin dollars to $19.9 million for the second quarter of fiscal 1996 as compared with $17.4 million in fiscal 1995. For the six month period, gross margin rate remained unchanged at 29.0% as compared to the prior period. For the rolling twelve month period, gross margin rate increased to 31.4% as compared to 31.3% in the prior year.

     For the quarter, selling, general and administrative expenses of $15.9 million increased to 23.8% of sales as compared with 23.4% in the corresponding period in the prior year due, primarily due to expenses associated with the development of the Boston Traders(R) product line and increased healthcare costs. For the six month period, selling, general and administrative expenses increased to 24.2% of sales as compared with 23.3% in the prior year period. For the rolling 12 month period, selling, general and administrative expenses increased to 20.5% of sales compared with 19.5% in the prior period principally due to increased advertising and healthcare costs.

     During fiscal 1994, the Company recorded a non-recurring pre-tax charge of $15.0 million to cover the expected costs associated with the closing of up to ten of its poorest performing Designs stores. In November 1994, in connection with the Company's ongoing review of Designs store performance, the Company decided to close up to five more of the poorest performing Designs stores during fiscal 1995. The $15.0 million is reflected in the consolidated statement of income as a restructuring charge for the twelve month period ended July 30, 1994.

     As of the end of fiscal 1995, the estimated costs to close these fifteen stores was an estimated $11.8 million. This estimated amount included an accrual of $4.1 million for future lease obligations. For the fiscal year ended January 28, 1995, the Company recognized pre-tax income of $3.2 million which represented the Company's estimated excess accrual at January 28, 1995.

     During the first quarter of fiscal 1996, the Company reached final lease agreements with certain landlords for $1.9 million. The remaining accrual of $2.2 million was recognized as pre-tax income for the six month period ended July 29, 1995.

     Depreciation and amortization expense of $2.1 million and $3.9 million for the three and six month periods increased 21.5% and 18.0%, respectively, as compared with the same periods in fiscal 1995 due to the cost of new store openings, remodeled Designs stores and the acquisition of 33 Boston Traders(R) outlet stores. For the rolling 12 month period, depreciation and amortization increased 14.6%, primarily due to the timing of store openings.

     Interest expense for the second quarter of fiscal year 1996 was $65,000, and remained unchanged as compared to the same period in fiscal year 1995. Interest expense for the six months decreased 85% to $87,000 as compared to $582,000 in the prior year due to interest cost savings and a prepayment penalty of $290,000 associated with the retirement of the Company's Senior Notes in the second quarter of fiscal 1995. On a rolling 12 month basis, interest expense decreased 91% to $114,000 as compared to $1.3 million in the prior period.

     Interest income for the second quarter decreased to $252,000 in fiscal year 1996 from $355,000 in fiscal year 1995 due to lower cash and investment levels and realized losses on the sale of investments of $48,000 in the second quarter of fiscal 1996. For the six month period, interest income of $723,000 decreased 4% as compared to $757,000 for the same period in the prior year. For the rolling 12 months, interest income remained unchanged at $1.4 million as compared to the prior period. See Liquidity and Capital Resources - Working Capital and Cash Flows.

     Net income for the second quarter of fiscal year 1996 was $1.2 million or $0.08 per share, as compared with $1.6 million or $.10 per share in the second quarter of fiscal 1995. For the six month period, the Company recorded net income of $2.8 million, or $0.18 per share in the current year as compared to $1.7 million, or $0.11 per share in the prior year. Net income for the six month period ended July 29, 1995 includes pre-tax income of $2.2 million or $0.08 per share related to the Company's previously discussed restructuring program.

     Net income, on a rolling 12 month basis, was $18.0 million or $1.14 per share in the twelve month period, as compared with $4.9 million, or $0.31 per share in the prior comparable period. Net income includes the impact of a restructuring income (charge) of $5.4 million or $0.20 per share for the twelve month period ended July 29, 1995 and ($15.0) million or ($0.56) per share for the twelve month period ended July 30, 1994.

SEASONALITY

     The Company's business is seasonal, reflecting increased consumer buying in the "Back to School" and "Holiday" seasons. Historically, the second half of each fiscal year provides a greater portion of the Company's annual sales and operating income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash needs are for operating expenses of the Company and the joint venture, seasonal inventory purchases, capital expenses for new and remodeled stores, cash outlays associated with restructuring, and the development of the Boston Traders(R) branded product line.

Working Capital and Cash Flows

     To date, the Company has financed its working capital requirements and expansion program with cash flow from operations, borrowings and proceeds from Common Stock offerings. Cash used for operations for the first six months of fiscal 1996 was $1.4 million as compared to cash provided by operations of $1.5 million for the same period in the prior period. The decrease in cash from operations is primarily due to $1.9 million paid to landlords in connection with lease terminations associated with the Company's restructuring program.

     The Company's working capital at July 29, 1995 was approximately $52.1 million as compared to $32.1 million at July 30, 1994. The increase is attributable to the completion of the Company's restructuring program and a reduction in the average maturity of the Company's investment portfolio.

     Inventory in dollars in comparable stores decreased 4.1% and units remained unchanged from July 30, 1994 to July 29, 1995 due principally to a decrease in purchases of inventory for the quarter as compared to last year. Total inventory at July 29, 1995 increased $6.1 million or 10.7% from July 30, 1994. This increase primarily reflects the fair value of the inventory purchased as part of the Boston Trading Ltd., Inc. ("Boston Trading") acquisition and an increase in the proportion of Levi's(R) Outlet stores to total stores at the end of the second quarter of fiscal 1996 as compared fiscal 1995.

     The Company stocks its Levi's(R) Outlet stores exclusively with manufacturing overruns, discontinued lines and irregulars purchased by the Company directly from Levi Strauss & Co. and end-of-season Levi's(R) merchandise transferred from Designs stores and Original Levi's(R) Stores. By its nature, this merchandise is subject to limited availability. The Company stocks its Boston Traders(R) outlet stores with the end-of-season Boston Traders(R) merchandise from the Designs stores and merchandise that is specifically produced for the Boston Traders(R) outlet stores.

     The Company's trade payables to Levi Strauss & Co., its principal vendor, generally are due within ten days after the end of the month in which the goods are received. The Company has been current with its payments to Levi Strauss & Co. from fiscal 1987 to date. Trade payables with other vendors are generally payable within 30 days of invoice. Variations in the amount of trade payables outstanding at the end of different periods relate to the timing of purchases. In the second quarter of fiscal 1996, the Company began sourcing its own merchandise with various off-shore vendors. To date, payment to these vendors have been through the issuance of letters of credit, which require payment upon shipment of merchandise. The Company anticipates that these payment methods will continue during the remainder of fiscal 1996.

     On May 31, 1995, the Company signed an amendment to the $20.0 million revolving credit agreement dated November 17, 1994 among the Company, BayBank Boston, N.A. and State Street Bank and Trust Company. This amendment provides that $5.0 million of the $20.0 million line of credit will be used as a letter of credit facility for purchases of inventory related to the development and growth of the Company's Boston Traders(R) product line. At July 29, 1995, $3.1 million of the $5.0 million was available for the issuance of letters of credit.

     At July 29, 1995, there were no short-term or long-term borrowings outstanding, with the exception of a $1.0 million promissory note which was issued in connection with the acquisition of assets of Boston Trading, as discussed below. The Company had average outstanding borrowings, excluding the $1.0 million promissory note, of $1.4 million for the quarter ended July 29, 1995.

     On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company, and a subsidiary of Levi's Only Stores, a wholly-owned subsidiary of Levi Strauss & Co., entered into a partnership agreement establishing a joint venture to sell Levi's(R) brand products and jeans-related products. The partnership plans to open and operate a total of 35 to 50 Original Levi's(R) Stores and Levi's(R) Outlets throughout 11 Northeast states and the District of Columbia over approximately the next three to five fiscal years. This number of stores includes the ten Original Levi's(R) Stores which were open at July 29, 1995. The Levi's(R) Outlet stores in the partnership will sell only Levi's(R) brand products and service the close-out products of the Original Levi's(R) Stores.

     In connection with the formation of the joint venture, Designs JV Corp. contributed, in exchange for a 70% interest in the joint venture, eight of the Company's existing Original Levi's(R) Stores and three leases for then unopened stores in New York City, Nanuet, New York, and White Plains, New York. These stores are included in the 35 to 50 stores described above. At the same time, LDJV Inc., the joint venture subsidiary of Levi's Only Stores, Inc., contributed approximately $4.7 million in cash to the joint venture in exchange for a 30% interest.

     It is the current intention of the joint venture partners to fund the joint venture's working capital and funds for its future expansion from the partnership's operations and borrowings from third parties. However, the partners may also decide that they or their affiliates should contribute or loan additional funds to the joint venture or guaranty third-party debt. Neither partner will be required to make any future contribution to the capital of the joint venture, any loan to the joint venture or any such guaranty unless both partners agree. Excess cash (as defined in the partnership agreement) will be distributed by the joint venture in accordance with the terms of the partnership agreement. No assurance can be given that Designs JV Corp. will not make such capital contributions, loans or guaranties or that cash will be distributed to Designs JV Corp. out of the partnership.

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

     During fiscal year 1995, the Company introduced private label and Timberland(R) brand products into the merchandise mix in certain of its Designs stores. This was primarily due to the Company's desire to offset decreased gross profit margins in Designs stores caused by increased price competition with other retailers that sell Levi Strauss & Co. merchandise in and around regional malls, the absence of certain key products in the Levi Strauss & Co. line and increased opportunities for expansion of the Designs store chain throughout the United States. Based upon the overall performance of the Timberland(R) merchandise, the Company has added Timberland(R) products to the merchandise mix in the remodeled Designs stores and some of the Boston Traders(R) outlet stores.

     On May 2, 1995, the Company acquired certain assets of Boston Trading in accordance with the terms of an Asset Purchase Agreement dated April 21, 1995 among Boston Trading, Designs Acquisition Corp., the Company and others. The Company paid $5,428,000 million in cash, financed by operations, and delivered a non-negotiable promissory note in the principal amount of $1,000,000. The principal amount of the promissory note is payable in two equal annual installments through May 1997. The purchase price has been allocated to the assets acquired, including certain intangible assets, such as trademarks and licensing agreements, based on their respective fair values. Other assets acquired included all inventory, fixed assets and leasehold improvements associated with 33 Boston Traders(R) outlet stores.

     This acquisition will expand the Company's current operations to include the design, off-shore sourcing and retailing of Boston Traders(R) products. Among other things, the retail distribution of Boston Traders(R) products has required the Company to expend resources for a design and sourcing staff, and storage and distribution facilities in order to assure timely delivery and restocking of merchandise. The Company anticipates that the additional expenses associated with the acquisition and development of the Boston Traders(R) product line will total $4 to $5 million over the next 12 to 18 months. During the second quarter, the Company contracted with a third-party warehouse to facilitate the receiving, storage and distribution of the Boston Traders(R) products. The addition of the Boston Traders(R) outlet stores, which have no geographic restrictions, provides the Company with the opportunity to expand the Company's operations throughout the United States.

     The Boston Traders(R) product line replaces the "Exclusively for Designs" product line which was introduced in certain Design stores in fiscal 1995. The Company began introducing the Boston Traders(R) products into its Designs stores in June 1995. The Company does not expect that the percentage of Boston Traders(R) inventory or sales will be significant until the fall of fiscal 1997. The Company has no plans to continue the wholesale trade business of the Boston Traders(R) product lines.

Capital Expenditures

     During the first six months of fiscal 1996, the Company remodeled eight Designs stores and the joint venture partnership opened two Original Levi's(R) Stores. During the first six months of fiscal 1995, the Company opened six Levi's Outlet(R) stores, two Original Levi's(R) Stores and remodeled three Designs stores. Total cash outlays of $9.8 million and $5.1 million during the first six months of fiscal year 1996 and 1995, respectively, represent the costs of new and remodeled stores as well as corporate capital spending during the periods.

     During the remainder of fiscal year 1996, barring unforeseen circumstances, the Company plans to open one mall-based Designs store and two Boston Traders(R) outlet stores. The estimated costs to open these stores are expected to be approximately $1.0 million.

     Subsequent to the end of the quarter, as part of the joint venture, the Company opened one Original Levi's(R) store and two Levi's(R) Outlet stores. During the remainder of fiscal year 1996, barring unforeseen circumstances, the Company plans to open two additional Levi's(R) Outlet stores as part of the joint venture. The estimated costs to open these stores are expected to be approximately $625,000.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders

     On June 13, 1995, the Company held its Annual Meeting of Stockholders.
At the meeting stockholders holding at least 14,665,174 shares of the Company's Common Stock, $0.01 par value, cast votes in favor of the election of each of Stanley I. Berger, Joel H. Reichman, James G. Groninger, Bernard M. Manuel, Melvin Shapiro and Peter L.Thigpen as directors of the Company and no more than 228,101 shares were withheld from any one of the foregoing.

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

10.7      Consulting Agreement between the Company and
          Stanley I. Berger dated December 21, 1994 (included
          as Exhibit 10.7 to the Company's Annual Report on
          Form 10-K, dated April 26, 1995, and incorporated
          herein by reference).                                            *

10.8      Employee Separation Agreement between the Company
          and Geoffrey M. Holczer dated December 27, 1994 (included
          as Exhibit 10.8 to the Company's Annual Report on
          Form 10-K, dated April 26, 1995, and incorporated
          herein by reference).                                            *

10.9      Participation Agreement among Designs JV Corp.
          (the "Designs Partner"), the Company, LDJV Inc.
          (the "LOS Partner"), Levi's Only Stores, Inc. ("LOS"),
          Levi Strauss & Co. ("LS&CO") and Levi Strauss
          Associates Inc. ("LSAI") dated January 28, 1995
          (included as Exhibit 10.1 to the Company's Current
          Report on Form 8-K dated April 24, 1995, and
          incorporated herein by reference).                               *

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

10.16     Asset Purchase Agreement among Boston Trading, Designs
          Acquisition Corp., the Company and others dated
          April 21, 1995.

10.17 Non-Negotiable Promissory Note between the Company and Atlantic Harbor, Inc., formerly known as Boston
          Trading Ltd., Inc., dated May 2, 1995.

10.18 Amendment dated June 2, 1995 to the Credit Agreement among the Company, BayBank Boston, N.A., and State Street Bank and Trust Company dated as of November 17, 1994.

11        Schedule re: computation of per share earnings

*    Previously filed with the Securities and Exchange Commission.

Exhibit 11.  Statement Re:  Computation of Per Share Earnings

                                                Three Months Ended
                                                 7/29/95     7/30/94
                                                 -------     -------
                                         (In thousands, except per share data)
Net income                                      $ 1,193     $ 1,623

Weighted average shares
outstanding during the period                    15,763      16,002

Common equivalent shares                           ---         ---
                                                 ------      ------
Number of shares for purpose
of calculating net income per
common and common equivalent
share                                            15,763      16,002
                                                 ======      ======

Incremental shares to
reflect full dilution                               N/A         N/A

Total shares for purposes
of calculating fully
diluted net income
per share
                                                    N/A         N/A
Net income per common
share                                             $0.08       $0.10
                                                 ======      ======

Exhibit 11.  Statement Re:  Computation of Per Share
             Earnings, cont.

                                                  Six Months Ended
                                                 7/29/95    7/30/94
                                                 -------    -------
                                       (In thousands, except per share data)

Net income                                      $ 2,790    $ 1,723

Weighted average shares
outstanding during the period                    15,760     15,987

Common equivalent shares                           ---        ---
                                                 ------     ------
Number of shares for purpose
of calculating net income per
common and common equivalent
share                                            15,760     15,987
                                                 ======     ======

Incremental shares to
reflect full dilution                               N/A        N/A

Total shares for purposes
of calculating fully
diluted net income
per share
                                                   N/A         N/A
Net income per common
share                                            $0.18       $0.11
                                                ======      ======

Exhibit 11.  Statement Re:  Computation of Per Share
             Earnings, cont.

                                                Twelve Months Ended
                                                7/29/95    7/30/94
                                                -------    -------
                                      (In thousands, except per share data)

Net income                                     $ 17,970    $ 4,909

Weighted average shares
outstanding during the period                    15,812     15,968

Common equivalent shares                           ---        ---
                                                 ------    -------
Number of shares for purpose
of calculating net income per
common and common equivalent
share                                            15,812      15,968
                                                 ======      ======
Incremental shares to
reflect full dilution                               N/A        N/A

Total shares for purposes
of calculating fully
diluted net income
per share                                          N/A         N/A

Net income per common
share                                            $1.14       $0.31
                                                ======       =====

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   DESIGNS, INC.




                                 By:/s/ William D. Richins
                                    ----------------------

                                   William D. Richins
                                   Chief Financial Officer



Dated:    September 12, 1995