Form 10-Q
period 1995-10-28
DESIGNS INC
filed 1995-12-12
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


Quarter Ended October 28, 1995     Commission File Number   0-15898
              ----------------                              -------


                                 DESIGNS, INC.
                                 -------------

                          (Exact name of registrant as
                           specified in its charter)



      Delaware                                    04-2623104
-------------------------------         ------------------------------

(State or other jurisdiction of       (IRS Employer Identification No.)
incorporation or organization)


1244 Boylston Street, Chestnut Hill, MA             02167
---------------------------------------          -------------

(Address of principal executive offices)          (Zip Code)



                                   (617) 739-6722
                                  ----------------

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


Yes  X       No
    ------     ----------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                    Outstanding as of October 28, 1995
          -----                    ----------------------------------


          Common                           15,766,234 shares

                                DESIGNS, INC.
                          CONSOLIDATED BALANCE SHEETS
            October 28, 1995, October 29, 1994 and January 28, 1995
                       (In thousands, except share data)
                                 (Unaudited)

                                           October     October     January
                                             28,         29,          28,
                                           1995        1994         1995
 ASSETS

Current Assets:
  Cash and cash equivalents                 $18,367     $19,711      $22,424
  Accounts receivable                           970       1,038        4,223
  Inventories                                63,801      48,015       52,649
  Deferred income taxes                       1,579       4,741        1,579
  Prepaid expenses                            1,092       1,291        1,213
                                             ------      ------       ------
      Total current assets                   85,809      74,796       82,088

Property and equipment, net of
accumulated depreciation and
amortization                                 34,473      25,835       26,503

Other assets:
  Long-term investments                      11,514      18,539       15,831
  Deferred income taxes                       1,542       1,888        1,771
  Pre-opening costs, net                      1,236         458          481
  Intangible assets (Note 4)                  2,709          -           -
  Other assets                                  757         794          621
                                           --------    --------     --------
  Total assets                             $138,040    $122,310     $127,295
                                           ========    ========     ========


  LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities:
  Accounts payable                          $11,811     $14,171      $13,210
  Accrued expenses and other
   current liabilities                        9,224       5,033        5,944
  Restructuring reserve (Note 3)                -         4,959          -
  Accrued rent                                3,058       7,512        7,690
  Income taxes payable                        2,484       2,817          -
  Current portion of note payable (Note 4)      500         -            -
                                             ------      ------       ------
      Total current liabilities              27,077      34,492       26,844

Commitments and contingencies

Long term portion of note payable
(Note 4)                                        500         -            -

Minority interest (Note 2)                    6,526         -          4,749

Stockholders' equity:
  Preferred stock, $0.01 par value,
  1,000,000 shares authorized, none
  issued Common stock, $0.01 par value,
  50,000,000 shares authorized, 15,766,000,
  15,746,000 and 15,755,000 shares issued
  at October 28,1995, October 29,1994 and
  January 28,1995, respectively                 158         157          157
  Additional paid-in capital                 52,656      52,760       52,619
  Retained earnings                          51,123      34,901       42,926
                                            -------     -------      -------
      Total stockholders'equity             103,937      87,818       95,702


Total liabilities and stockholders'equity  $138,040    $122,310     $127,295
                                           ========    ========     ========



        The accompanying notes are an integral part of the consolidated financial statements.

                                DESIGNS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                                (Unaudited)

                                         Three Months Ended
                                      October 28,  October 29,
                                         1995         1994
                                      -----------------------

Sales                                   $89,217     $80,755
Cost of goods sold including
occupancy                                59,903      53,739
                                         ------      ------
Gross profit                             29,314      27,016

Expenses:
 Selling, general and administrative     18,453      14,297
 Restructuring charges                     ---        ---
 Depreciation and amortization            2,347       1,717
                                         ------      ------
Total expenses                           20,800      16,014
                                         ------      ------

Operating income                          8,514      11,002

Interest expense                             67           8
Interest income                             393         301
                                         ------      ------
Income before minority interest and
 income taxes                             8,840      11,295
Less minority interest                      289         -
                                         ------      ------
Income before income taxes                8,551      11,295

Provision for income taxes                3,517       4,634
                                         ------      ------
Net income                               $5,034      $6,661
                                         ======      ======

Net income per common and
common equivalent share                  $ 0.32      $ 0.42
Weighted average common and
common equivalent shares outstanding     15,765      15,940



            The accompanying notes are an integral part of the
                    consolidated financial statements.

                              DESIGNS, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share data)
                              (Unaudited)

                                          Nine Months Ended
                                      October 28,   October 29,
                                          1995          1994
                                      --------------------------

Sales                                   $213,546      $186,106
Cost of goods sold including
occupancy                                148,159       128,486
                                         -------       -------
Gross profit                              65,387        57,620

Expenses:
 Selling, general and administrative      48,569        38,810
 Restructuring charges                    (2,200)          -
 Depreciation and amortization             6,294         5,064
                                          ------       -------
Total expenses                            52,663        43,874
                                          ------        ------

Operating income                          12,724        13,746

Interest expense                             154           590
Interest income                            1,116         1,058
                                          ------        ------

Income before minority interest and
 income taxes                             13,686        14,214
Less minority interest                       395           -
                                          ------        ------
Income before income
taxes                                     13,291        14,214

Provision for income taxes                 5,469         5,830
                                          ------        ------
Net income                                $7,822        $8,384
                                          ======        ======


Net income per common and
common equivalent share                   $ 0.50        $ 0.53

Weighted average common and
common equivalent shares outstanding      15,760        15,966



            The accompanying notes are an integral part of the
                    consolidated financial statements.

                               DESIGNS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share data)
                              (Unaudited)

                                             Twelve Months Ended
                                          October 28,   October 29,
                                              1995        1994
                                          -------------------------

Sales                                       $293,350      $258,205
Cost of goods sold including
occupancy                                    201,457       177,256
                                            --------      --------
Gross profit                                  91,893        80,949

Expenses:
 Selling, general and administrative          62,675        51,270
 Restructuring charges                        (5,400)       15,000
 Depreciation and amortization                 8,109         6,781
                                            ---------     --------
Total expenses                                65,384        73,051
                                            ---------     --------

Operating income                              26,509         7,898

Interest expense                                 173           937
Interest income                                1,535         1,401
                                            ---------     --------

Income before minority interest and
 income taxes                                 27,871         8,362

Less minority interest                           395           -
                                            ---------     --------
Income before income taxes                    27,476         8,362

Provision for income taxes                    11,135         3,560
                                            --------      --------
Net income                                   $16,341        $4,802
                                            ========      ========



Net income per common and
common equivalent share                      $  1.04       $  0.30

Weighted average common and
common equivalent shares outstanding          15,755        15,963



                The accompanying notes are an integral part of the
                    consolidated financial statements.

                                    DESIGNS, INC.
                              STATEMENTS OF CASH FLOWS
                              (In thousands- Unaudited)


                                                       Nine Months Ended
                                                   October 28,    October 29,
                                                       1995          1994
                                                   --------------------------
Cash flows from operating
activities:
  Net income                                           $7,822       $8,384
  Adjustments to reconcile to net
  cash provided by operating activities:
     Depreciation and amortization                      6,294        5,064
     Deferred income taxes                                -           (354)
     Minority interest                                    395           -
     Loss from the sale of investments                     71          380
     Loss from disposal of property and equipment       1,065          313

  Changes in operating assets and liabilities,
  net of acquisition:
     Accounts receivable                                3,253        (217)
     Inventories                                       (8,131)      (2,853)
     Prepaid expenses                                    (121)         (89)
     Prepaid income taxes                                 -          1,015
     Income taxes payable                               2,484        1,443
     Accounts payable                                  (1,399)       7,463
     Restructuring reserve                                -         (2,432)
     Accrued expenses and other current liabilities     3,280        2,478
     Accrued rent                                      (4,632)        (165)
                                                       ------       ------
  Net cash provided by operating activities            10,381       20,430
                                                       ------       ------
Cash flows from investing activities:
     Additions to property and equipment              (13,786)      (8,956)
     Incurrence of pre-opening costs                   (1,508)        (592)
     Proceeds from disposal of property and equipment     170           69
     Sale and maturity of investments                   4,852        7,158
     Increase in other assets                            (157)        (249)
                                                      -------      -------
  Net cash used in investing activities               (10,429)      (2,570)
                                                      -------      -------
Cash flows from financing activities:
     Payment for acquisition of a business             (5,428)         -
     Proceeds from minority shareholder                 1,560          -
     Distributions to minority shareholder               (178)         -
     Repayments of long-term debt                         -        (10,000)
     Repurchase of common stock                           -         (2,050)
     Issuance of common stock under option program (1)     37          300
                                                      -------      -------
  Net cash used in financing activities                (4,009)     (11,750)
                                                      -------      -------
Net decrease (increase) in cash and cash equivalents   (4,057)       6,110
Cash and cash equivalents:
  Beginning of the year                                22,424       13,601
                                                      -------      -------
  End of the quarter                                  $18,367      $19,711
                                                      =======      =======

Supplementary Cash Flow Disclosure
Cash paid, net:
   Interest                                           $    70      $   748
   Taxes                                                3,139        3,602

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


2.   Minority Interest

     On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company, entered into a partnership agreement with LDJV Inc. (the "Partnership Agreement") establishing a joint venture to sell Levi's(R) brand jeans and jeans-related products in Original Levi's(R) Stores and Levi's(R) Outlets. LDJV Inc. is a wholly-owned subsidiary of Levi's(R) Only Stores, Inc., which is a wholly-owned subsidiary of Levi Strauss & Co. This partnership is known as The Designs/OLS Partnership (the "Partnership").

     The operating results of the Partnership are consolidated with the financial statements of the Company for the three, nine and twelve months ended October 28, 1995. Minority interest at October 28, 1995 represents LDJV Inc.'s 30% interest in the Partnership.

     During the third quarter of fiscal year 1996, the Partners made an additional capital contribution of cash totalling $5.2 million to the Partnership. In accordance with the Partnership Agreement, the Partnership made capital distributions of $592,000 to its partners for the nine months ended October 28, 1995. These capital distributions represented funds sufficient for each of the partners to pay taxes associated with the earnings of the Partnership for the nine month period ended October 28, 1995.


3.   Restructuring

     During fiscal 1994, the Company recorded a nonrecurring pre-tax charge of $15 million or $0.56 per share to cover the expected costs associated with the closing of fifteen of its poorest performing Designs stores. The $15 million is reflected in the consolidated statement of income as a restructuring charge for the twelve month period ended October 29, 1994.

     As of the end of fiscal 1995, the estimated cost to close these fifteen stores was $11.8 million. This estimated amount included an accrual of $4.1 million for future lease obligations. In the fourth quarter of fiscal 1995, the Company recognized pre-tax income of $3.2 million which represented the Company's estimated excess restructuring reserve at January 28, 1995.

     During the first quarter of fiscal 1996, the Company reached final agreements with certain landlords for $1.9 million. The remaining accrual of $2.2 million or $0.08 per share was recognized as pre-tax income for the nine month period ended October 28, 1995.

4.   Acquisition

     On May 2, 1995, the Company acquired certain assets of Boston Trading Ltd., Inc. ("Boston Trading") in accordance with the terms of an Asset Purchase Agreement dated April 21, 1995 among Boston Trading, Designs Acquisition Corp., the Company and others (the "Purchase Agreement"). The Company paid $5,428,000 million in cash, financed by operations, and delivered a non-negotiable promissory note in the principal amount of $1,000,000. The principal amount of the promissory note is payable in two equal annual installments through May 1997. The note bears interest at the published prime rate and is payable semi-annually from the date of acquisition. The purchase price has been allocated to the assets acquired, including certain intangible assets, principally trademarks and licensing agreements, based on their respective fair values. Trademarks and licensing agreements are being amortized on a straight-line basis over 15 years and 4 years, respectively. Other assets acquired included all inventory and fixed assets associated with 33 Boston Traders(R) outlet stores.

     The following pro forma summary presents the consolidated results of operation of the Company as if the acquisition had occurred as of the beginning of the periods presented, after giving effect to certain adjustments, including amortization of intangibles, decreased interest income related to cash used to finance the acquisition and related income tax effects. Pro forma results of operations for the nine months ended
October 28, 1995 and October 29, 1994 include Boston Trading results of operations for the period January 29, 1995 through May 1, 1995 and January 30, 1994 through October 29, 1994, respectively. Pro forma results of operations for the twelve month period ended October 28, 1995 and October 29, 1994 assume that the acquisition occurred at October 30, 1994 and October 31, 1993, respectively.

                            Nine Months Ended          Twelve Months Ended
                   October 28,    October 29,    October 28,     October 29,
                      1995            1994           1995          1994

Revenue              $215,334       $195,118       $299,737        $271,779
Net income              6,912          5,971         14,806           1,819
Net income per share $   0.44       $   0.37       $   0.94        $   0.11

5.   Amendment to Credit Agreement

     During the second quarter of fiscal 1996, the Company signed an amendment to the $20.0 million revolving credit agreement dated as of November 17, 1994 among the Company, BayBank Boston, N.A. and State Street Bank and Trust Company. This amendment provides that $5.0 million of the $20.0 million line of credit can be used as a letter of credit facility. The Company expects to use this letter of credit facility for purchases of inventory related to the development and growth of the Company's Boston Traders(R) product line. At October 28, 1995, $3.5 million of the $5.0 million was available for the issuance of letters of credit.

6.   Adoption of a Shareholders Rights Plan

     On May 1, 1995, the Board of Directors of the Company adopted a Shareholder Rights Plan. Pursuant to the Plan, the Company entered into a Shareholder Rights Agreement ("Rights Agreement") between the Company and its transfer agent, The First National Bank of Boston. Pursuant to the Rights Agreement, the Board of Directors declared a dividend distribution of one preferred stock purchase right (the "Right(s)") for each outstanding share of the Company's $0.01 par value Common Stock ("Common Stock") to stockholders of record as of the close of business on May 15, 1995. Initially, these Rights will not be exercisable and will trade with the shares of the Company's Common Stock. In the event that a person becomes an "acquiring person" or is declared an "adverse person" as each such term is defined in the Rights Agreement, each holder of a Right (other than the acquiring person or the adverse person) would be entitled to acquire such number of shares of preferred stock which are equivalent to the Company's Common Stock having a value of twice the then-current exercise price of the Right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company's common stock having a value of twice the exercise price of the Right.

Part I. Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

RESULTS OF OPERATIONS

     Sales for the third quarter of fiscal 1996 increased 10% to $89.2 million from $80.8 million in the third quarter of 1995. Comparable store sales decreased 3% for the three month period. Of the 158 stores that Designs, Inc. (the "Company") operates, 99 are comparable stores. Comparable store sales decreased primarily due to an decrease in unit sales of 4% offset by 1% increase in average unit price for the three month period. Comparable Outlet store sales increased 1% for the three month period as compared to the prior year, principally due to an increase in the availability and mix of goods. Comparable Designs store sales decreased by 10% for the three month period as compared to the same period in the preceding year. Comparable Original Levi's(R) Stores sales decreased 4% for the three month period as compared to the same period in the prior year. For the nine month period, sales rose 15% to $213.5 million in the current year as compared to $186.1 million in the prior year. Comparable store sales increased 2% for the nine month period. On a rolling 12 month basis, sales increased 14% to $293.4 million for the twelve month period ended October 28, 1995 compared to $258.2 million for the twelve month period ended October 29, 1994.

     Gross margin rate (including the costs of occupancy) decreased to 32.9% as compared to 33.5% in the third quarter of 1995 principally due to the deleveraging of occupancy costs on the lower than anticipated sales base. The increased total sales at this gross margin rate resulted in a 8.5% increase in gross margin dollars to $29.3 million for the third quarter of fiscal 1996 as compared with $27.0 million in fiscal 1995. For the nine month period, gross margin rate decreased to 30.6% as compared to 30.9% in the prior period. For the rolling twelve month period, gross margin rate decreased to 31.3% as compared to 31.4% in the prior year.

     For the quarter, selling, general and administrative expenses of $18.5 million increased to 20.7% of sales as compared with 17.7% in the corresponding period in the prior year. This increase was primarily attributable to increased infrastructure costs associated with the development of the Company's Boston Traders(R) brand. For the nine month period, selling, general and administrative expenses increased to 22.7% of sales as compared with 20.9% in the prior year period. For the rolling 12 month period, selling, general and administrative expenses increased to 21.4% of sales compared with 19.9% in the prior period principally due to increased advertising, infrastructure associated with the Boston Trading(R) brand and healthcare costs.

     During fiscal 1994, the Company recorded a non-recurring pre-tax charge of $15.0 million to cover the expected costs associated with the closing of up to ten of its poorest performing Designs stores. In November 1994, in connection with the Company's ongoing review of Designs store performance, the Company decided to close up to five more of the poorest performing Designs stores during fiscal 1995. The $15.0 million is reflected in the consolidated statement of income as a restructuring charge for the twelve month period ended October 29, 1994.

     As of the end of fiscal 1995, the estimated costs to close these fifteen stores was an estimated $11.8 million. This estimated amount included an accrual of $4.1 million for future lease obligations. For the fiscal year ended January 28, 1995, the Company recognized pre-tax income of $3.2 million which represented the Company's estimated excess accrual at January 28, 1995.

     During the first quarter of fiscal 1996, the Company reached final agreements with certain landlords for $1.9 million. The remaining accrual of $2.2 million was recognized as pre-tax income for the nine month period ended October 28, 1995.

     Depreciation and amortization expense of $2.3 million and $6.3 million for the three and nine month periods increased 36.7% and 24.3%, respectively, as compared with the same periods in fiscal 1995 due to the cost of new store openings, remodeled Designs stores and the acquisition of 33 Boston Traders(R) outlet stores. For the rolling 12 month period, depreciation and amortization increased 19.6%, primarily due to the timing of store openings.

     Interest expense for the third quarter of fiscal year 1996 increased to $67,000 as compared to $8,000 in the same period in fiscal year 1995 principally due to interest expense incurred on the $1 million acquisition promissory note outstanding. Interest expense for the nine months decreased to $154,000 or 73.9% as compared to $590,000 in the prior year due to interest cost savings and a prepayment penalty of $290,000 associated with the retirement of the Company's Senior Notes in the second quarter of fiscal 1995. On a rolling 12 month basis, interest expense decreased to $173,000 or 81.5% as compared to $937,000 in the prior period.

     Interest income for the third quarter increased to $393,000 in fiscal year 1996 from $301,000 in fiscal year 1995 due to increased interest rates as compared to the same period in the prior year. For the nine month period, interest income of $1,116,000 increased 5.5% as compared to $1,058,000 for the same period in the prior year. Interest income for fiscal 1995 also includes losses associated with the sale of certain long term investments in the amount of $178,000 and $380,000 for the three months and nine months ended October 29, 1994, respectively. For the rolling 12 months, interest income of $1.5 million increased 9.6% as compared to the prior period. See Liquidity and Capital Resources - Working Capital and Cash Flows.

     Net income for the third quarter of fiscal year 1996 was $5.0 million or $0.32 per share, as compared with $6.7 million or $.42 per share in the third quarter of fiscal 1995. For the nine month period, the Company recorded net income of $7.8 million, or $0.50 per share in the current year as compared to $8.4 million, or $0.53 per share in the prior year. Net income for the nine month period ended October 28, 1995 includes pre-tax income of $2.2 million or $0.08 per share related to the Company's previously discussed restructuring program.

     Net income, on a rolling 12 month basis, was $16.3 million or $1.04 per share in the twelve month period, as compared with $4.8 million, or $0.30 per share in the prior comparable period. Net income includes the impact of a restructuring income (charge) of $5.4 million or $0.20 per share for the twelve month period ended October 28, 1995 and ($15.0) million or ($0.56) per share for the twelve month period ended October 29, 1994.

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

Working Capital and Cash Flows

     To date, the Company has financed its working capital requirements and expansion program with cash flow from operations, borrowings and proceeds from Common Stock offerings. Cash provided from operations for the first nine months of fiscal 1996 was $11.8 million as compared to $20.4 million for the same period in the prior period. The decrease in cash from operations is due to increased purchases of inventory for new stores, increased infrastructure costs associated with the acquisition of certain assets of Boston Trading Ltd., Inc. ("Boston Trading"), timing of payments of accounts payable and $1.9 million paid to landlords in connection with lease terminations associated with the Company's restructuring program.

     The Company's working capital at October 28, 1995 was approximately $58.7 million as compared to $40.3 million at October 29, 1994. The increase is attributable to the completion of the Company's restructuring program and a reduction in the average maturity of the Company's investment portfolio.

     Inventory in dollars in comparable stores increased 13.9% and units increased 18.0% from October 29, 1994 to October 28, 1995 due principally to an increase in availability and mix of merchandise for the Levi's(R) Outlets stores. Total inventory at October 28, 1995 increased $15.8 million or 32.9% from October 29, 1994. This increase was due primarily to purchases made for the Levi's(R) Outlets as the availability of outlet inventory increased at the end of the third quarter of fiscal 1996 as compared with fiscal 1995, and reflects the fair value of the inventory purchased as part of the Boston Trading acquisition.

     The Company stocks its Levi's(R) Outlet stores exclusively with manufacturing overruns, discontinued lines and irregulars purchased by the Company directly from Levi Strauss & Co. and end-of-season merchandise transferred from Designs stores and Original Levi's(R) Stores. By its nature, this merchandise is subject to limited availability.

     In August 1995, Levi Strauss & Co., the Company's principal vendor, changed its payment terms with the Company to payment due within 30 days of invoice from payment within 10 days after the end of the month in which goods are received. The Company has been current with its payments to Levi Strauss & Co. from fiscal 1987 to date. Trade payables with other vendors are generally payable within 30 days of invoice. Variations in the amount of trade payables outstanding at the end of different periods relate to the timing of purchases. In the second quarter of fiscal 1996, the Company began sourcing its own merchandise with various off-shore vendors. To date, payment to these vendors have been through the issuance of letters of credit, which require payment upon shipment of merchandise. The Company anticipates that these payment methods will continue during the remainder of fiscal 1996.

     During the second quarter of fiscal 1996, the Company signed an amendment to the $20.0 million revolving credit agreement dated November 17, 1994 among the Company, BayBank Boston, N.A. and State Street Bank and Trust Company. This amendment provides that $5.0 million of the $20.0 million line of credit will be used as a letter of credit facility. The Company expects to use this letter of credit facility for purchases of inventory related to the development and growth of the Company's Boston Traders(R) product line. At October 28, 1995, $3.5 million of the $5.0 million was available for the issuance of letters of credit.

     At October 28, 1995, there were no short-term or long-term borrowings outstanding, with the exception of a $1.0 million promissory note which was issued in connection with the acquisition of assets of Boston Trading, as discussed below. The Company had no outstanding borrowings, excluding the $1.0 million promissory note, during the quarter ended October 28, 1995.

     On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company, and a subsidiary of Levi's Only Stores, Inc., a wholly-owned subsidiary of Levi Strauss & Co. (the "Partners"), entered into a partnership agreement (the "Partnership Agreement") establishing a joint venture (the "Partnership") to sell Levi's(R) brand jeans and jeans-related products. The Partnership plans to open and operate a total of 35 to 50 Original Levi's(R) Stores and Levi's(R) Outlet stores throughout 11 Northeast states and the District of Columbia over the next three to five fiscal years. This number of stores includes the 11 Original Levi's(R) Stores and 3 Levi's(R) Outlet stores which were open at October 28, 1995. The Levi's(R) Outlet stores in the Partnership will sell only Levi's(R) brand products and service the close-out products of the Original Levi's(R) Stores.

     In connection with the formation of the joint venture, Designs JV Corp. contributed, in exchange for a 70% interest in the joint venture, eight of the Company's then existing Original Levi's(R) Stores and three leases for then unopened stores in New York City, Nanuet, New York, and White Plains, New York. These stores are included in the 35 to 50 stores described above. At the same time, LDJV Inc., the joint venture subsidiary of Levi's Only Stores, Inc., contributed approximately $4.7 million in cash to the joint venture in exchange for a 30% interest.

     During October 1995, the Partners agreed to provide an additional capital contribution of cash totalling $5.2 million to the Partnership to fund the Partnership capital expenditure needs. Designs JV Corp. and LDJV Inc. contributed $3,640,000 and $1,560,000, respectively.

     Under the terms of the Partnership Agreement the Partners are to fund the joint venture's working capital and funds for its expansion from the Partnership's operations and borrowings from third parties. However, the Partners may also decide that they or their affiliates will contribute or loan additional funds to the joint venture or guaranty third-party debt. Neither Partner is required to make any future contribution to the capital of the joint venture, any loan to the joint venture or any such guaranty unless both Partners agree. Excess cash (as defined in the Partnership Agreement) is to be distributed in accordance with the terms of the Partnership Agreement. No assurance can be given as to whether the Company will make any additional capital contributions, loans or guaranties or that cash will be distributed to the Company out of the Partnership.

     In June 1994, Levi Strauss & Co. informed the Company that it wanted to focus the future relationship between the two companies on the Original Levi's(R) Stores joint venture and to reduce the Company's dependency on Levi Strauss & Co. Levi Strauss & Co. informed the Company that it did not see a growth opportunity for the Company's Designs stores in the exclusively Levi's(R) format. However, Levi Strauss & Co. informed the Company that it did see an opportunity for growth of the Company's Designs stores if the format was changed to a multi-brand format. Levi Strauss & Co. advised the Company that it believes that this would avoid consumer confusion between the Original Levi's(R) Stores and Designs stores. According to Levi Strauss & Co., this would require that not more than 70% of the product mix in the stores be Levi Strauss & Co. product, that the format and presentation of the stores be "supportive" of its marketing and brand objectives and that Levi Strauss & Co. approve that format beforehand. The Company has received favorable Levi Strauss & Co. comment regarding the appearance of the multi-brand Designs stores and believes that the format will be acceptable to Levi Strauss & Co. for Designs store expansion throughout the United States. Levi Strauss & Co. would apply the new branch opening policies and practices to Designs stores that are applicable to other multi-brand retailers of Levi Strauss & Co. products. Levi Strauss & Co. advised the Company that if the Company does not decide to expand the Designs store chain, Levi Strauss & Co. would not require change to a multi-brand format. If the Company does change the format and expand the Designs store chain, Levi Strauss & Co. has said that it will require that the Company's existing Designs stores be converted to the new multi-brand format over a mutually agreeable period of time.

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

     On May 2, 1995, the Company acquired certain assets of Boston Trading in accordance with the terms of an Asset Purchase Agreement dated April 21, 1995 among Boston Trading, Designs Acquisition Corp., the Company and others (the "Purchase Agreement"). The Company paid $5,428,000 million in cash, financed by operations, and delivered a non-negotiable promissory note in the principal amount of $1,000,000. The principal amount of the promissory note is payable in two equal annual installments through May 1997. The purchase price has been allocated to the assets acquired, including certain intangible assets, such as trademarks and licensing agreements, based on their respective fair values. Other assets acquired included all inventory and fixed assets associated with 33 existing Boston Traders(R) outlet stores.

     This acquisition has expanded the Company's current operations to include the design, off-shore sourcing and retailing of Boston Traders(R) products. Among other things, the retail distribution of Boston Traders(R) products has required the Company to expend resources for a design and sourcing staff, and storage and distribution facilities in order to assure timely delivery and restocking of merchandise. The Company anticipates that the additional expenses associated with the acquisition and development of the Boston Traders(R) product line will total $4 to $5 million over the next 12 to 18 months following the acquisition date. During the second quarter of fiscal 1995, the Company contracted with a third-party warehouse to facilitate the receiving, storage and distribution of the Boston Traders(R) products. The Boston Traders(R) outlet stores, which have no geographic restrictions, provide the Company with the opportunity to expand these stores as management deems appropriate.

     The Boston Traders(R) product line replaced the "Exclusively for Designs" product line which was introduced in certain Design stores in fiscal 1995. The Company began introducing the Boston Traders(R) products into its Designs stores in June 1995. The Company does not expect that the percentage of Boston Traders(R) inventory or sales will be significant until the fall of fiscal 1997. The Company has no plans to continue the wholesale trade business of the Boston Traders(R) product lines.

Capital Expenditures

     During the first nine months of fiscal 1996, the Company remodeled eight Designs stores and seven Levi's(R) Outlet stores and the joint venture partnership opened three Original Levi's(R) Stores and two Levi's(R) Outlets. During the first nine months of fiscal 1995, the Company opened thirteen Levi's(R) Outlet stores, three Original Levi's(R) Stores, one Designs store and remodeled three Designs stores. Total cash outlays of $13.8 million and $8.9 million during the first nine months of fiscal year 1996 and 1995, respectively, represent the costs of new and remodeled stores and all other corporate capital spending during such periods.

     Subsequent to the end of the quarter, the Company opened two Boston Traders(R) Outlet stores. Subsequent to the end of the quarter, as part of the joint venture, the Company opened one Levi's(R) Outlet store.

     The Company expects that cash flow from operations, short-term borrowings and available cash will enable it to finance its current working capital, remodeling, Boston Traders(R) product development and expansion requirements during the remainder of the fiscal year.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders


ITEM 6.   Exhibits and Reports on Form 8-K

          A.   Reports on Form 8-K:

          None.

          B.   Exhibits:

3.1 By-Laws of the Company, as amended through December 11, 1995.

4.1       Shareholder Rights Agreement dated as of May 1, 1995
          between the Company its transfer agent (included as
          Exhibit 4.1 to the Company's Current Report on Form 8-K
          dated May 1, 1995, and incorporated herein by reference).       *

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

10.11     Glossary executed by the Designs Partner, the Company,
          the LOS Partner, LOS, LS&CO, LSAI and the Partnership
          dated January 28, 1995 (included as Exhibit 10.3 to the
          Company's Current Report on Form 8-K dated April 24, 1995,
          and incorporated herein by reference).                          *

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

10.16     Asset Purchase Agreement among Boston Trading, Designs
          Acquisition Corp., the Company and others dated
          April 21, 1995 (included as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q dated September 12, 1995,
          and incorporated herein by reference).                           *

10.17     Non-Negotiable Promissory Note in favor of the Company
          and Atlantic Harbor, Inc., formerly known as Boston
          Trading Ltd., Inc., dated May 2, 1995 (included as Exhibit
          10.17 to the Company's Quarterly Report on Form 10-Q dated
          September 12, 1995, and incorporated herein by reference).       *

10.18     Amendment dated June 2, 1995 to the Credit Agreement
          among the Company, BayBank Boston, N.A., and State Street
          Bank and Trust Company dated as of November 17, 1994 (included as Exhibit 10.18 to the Company's Quarterly Report on Form
          10-Q dated September 12, 1995, and incorporated herein
          by reference).                                                   *

10.19 Employment Agreement dated as of October 16, 1995 between the Company and Joel H. Reichman (included as Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 6, 1995,
          and incorporated herein by reference).                           *

10.20 Employment Agreement dated as of October 16, 1995 between the Company and Scott N. Semel (included as Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 6, 1995,
          and incorporated herein by reference).                           *

10.21 Employment Agreement dated as of October 16, 1995 between the Company and Mark S. Lisnow (included as Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 6, 1995,
          and incorporated herein by reference).                           *

10.22 Employment Agreement dated as of October 16, 1995 between the Company and William D. Richins (included as Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 6, 1995,
          and incorporated herein by reference).                           *

11        Schedule re: computation of per share earnings

*    Previously filed with the Securities and Exchange Commission.

Exhibit 11.  Statement Re:  Computation of Per Share Earnings



                                             Three Months Ended
                                            10/28/95   10/29/94
                                            --------   --------
                                    (In thousands, except per share data)

Net income                                   $ 5,034     $ 6,661

Weighted average shares
outstanding during the period                 15,765      15,940

Common equivalent shares                       ---         ---
                                            ---------    ---------

Number of shares for purpose of
calculating net income per common
and common equivalent share                   15,765      15,940
                                            =========    =========

Incremental shares to reflect full dilution      N/A         N/A

Total shares for purposes
of calculating fully diluted
net income per share                             N/A         N/A

Net income per common share                    $0.32        $0.42
                                            =========    =========





Exhibit 11.  Statement Re:  Computation of Per Share Earnings



                                             Nine Months Ended
                                           10/28/95       10/29/94
                                           --------       --------
                                   (In thousands, except per share data)

Net income                                 $ 7,822        $ 8,384

Weighted average shares
outstanding during the period               15,760         15,966

Common equivalent shares                      ---            ---
                                            ------         ------
Number of shares for purpose of
calculating net income per common and
common equivalent share                     15,760         15,966
                                            ======         ======


Incremental shares to reflect full dilution   N/A            N/A

Total shares for purposes of calculating
fully diluted net income per share            N/A            N/A


Net income per common share                   $0.50         $0.53
                                           ========       =======






Exhibit 11.  Statement Re:  Computation of Per Share Earnings

                                               Twelve Months Ended
                                             10/28/95        10/29/94
                                             --------        --------

                                   (In thousands, except per share data)

Net income                                  $  16,341        $  4,802

Weighted average shares
outstanding during the period                  15,755          15,963

Common equivalent shares                         ---              ---
                                               ------          ------

Number of shares for purpose of
calculating net income per common and
common equivalent share                        15,755          15,963
                                              =======         =======


Incremental shares to reflect full dilution       N/A             N/A

Total shares for purposes of calculating
fully diluted net income per share                N/A             N/A

Net income per common share                      $1.04          $0.30
                                              ========        =======

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            DESIGNS, INC.


                                            By:/s/ William D. Richins
                                               -----------------------
                                               William D. Richins
                                               Chief Financial Officer



Date:    December 12, 1995