Form 10-K
period 1996-02-03
DESIGNS INC
filed 1996-05-03
CIK 813298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 3, 1996 (FISCAL 1995)         COMMISSION FILE
                                                                  NUMBER 0-15898

                                DESIGNS, INC.
            (Exact name of registrant as specified in its charter)

              DELAWARE                                        04-2623104
   (State or other jurisdiction of                           (IRS Employer
incorporation of principal executive offices)              Identification No.)

      66 B STREET, NEEDHAM, MA                                   02194
(Address of principal executive offices)                       (Zip Code)

                                (617) 444-7222
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK, $0.01 PAR VALUE
                       PREFERRED STOCK PURCHASE RIGHTS
                               (Title of Class)

                              -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -    -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the last sales price of such stock on April 19, 1996 was $100 million.

The registrant has 15,861,282 shares of Common Stock, $0.01 par value outstanding as of April 19, 1996.





                                  continued

                       DOCUMENTS INCORPORATED BY REFERENCE

FORM 10-K REQUIREMENT                    INCORPORATED DOCUMENT
- ---------------------                    ---------------------

PART II
- -------

Item 5      Market for Registrant's      Page 38 of the Annual Report to Common
            Equity and Related           Shareholders for the year ended
            Shareholder Matters          February 3, 1996.

Item 6      Selected Financial Data      Page 16 of the Annual Report to
                                         Shareholders for the year ended
                                         February 3, 1996.

Item 7      Management's Discussion and  Pages 17 through 21 of the Annual
            Analysis of Financial        Report to Shareholders for the year
            Condition and Results of     ended February 3, 1996.
            Operations

Item 8      Financial Statements and     Pages 22 through 34 of the Annual
            Supplementary Data           Report to Shareholders for the year
                                         ended February 3, 1996.

PART III
- --------

Item 10     Directors and Executive      All information under the caption
            Officers                     "Nominees for Director and Executive
                                         Officers" in the Company's definitive
                                         Proxy Statement which is expected to be
                                         filed within 120 days of the end of the
                                         fiscal year ended February 3, 1996.

Item 11     Executive Compensation       All information under the caption
                                         "Executive Compensation" in the
                                         Company's definitive Proxy Statement
                                         which is expected to be filed within
                                         120 days of the end of the fiscal
                                         year ended February 3, 1996.

Item 12     Security Ownership of        All information under the caption
            Certain Beneficial Owners    "Security Ownership of Certain
                                         Beneficial Owners and Management"
                                         in the Company's definitive Proxy
                                         Statement which is expected to be
                                         filed within 120 days of the end of the
                                         fiscal year ended February 3, 1996.

Item 13     Certain Relationships and    All information under the caption
            Related Transactions         "Certain Relationships and Related
                                         Transactions" in the Company's
                                         definitive Proxy Statement which is
                                         expected to be filed within 120 days of
                                         the end of the fiscal year ended
                                         February 3, 1996.

                                DESIGNS, INC.
                    --------------------------------------

                     INDEX TO ANNUAL REPORT ON FORM 10-K
                         YEAR ENDED FEBRUARY 3, 1996


PART I                                                                      Page
Item 1.    Business......................................................     4

Item 2.    Properties....................................................    13

Item 3.    Legal Proceedings.............................................    14

Item 4.    Submission of Matters to a Vote of Security Holders...........    14

PART II
Item 5.    Market for Registrant's Common Equity and Related
           Shareholder Matters...........................................    15

Item 6.    Selected Financial Data.......................................    15

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................    15

Item 8.    Financial Statements and Supplementary Data...................    15

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure........................    15

           The information called for by Items 5, 6, 7 and 8, to the extent not included in this document, is incorporated herein by reference to the Company's Annual Report to Shareholders for the year ended February 3, 1996.

PART III
Item 10.   Directors and Executive Officers of the Registrant............    16

Item 11.   Executive Compensation........................................    16

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management................................................    16

Item 13.   Certain Relationships and Related Transactions...............     16

           The information called for by Items 10, 11, 12 and 13, to the extent not included in this document, is incorporated herein by reference to the Company's definitive proxy statement which is expected to be filed on or about May 6, 1996.

PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports
              on Form 8-K................................................    17

                                     PART I.

ITEM 1.    Business

Summary

     Designs, Inc. (the "Company") is a specialty retailer in the United States of quality branded apparel and accessories. The Company markets a broad selection of Levi Strauss & Co. products in the Eastern United States through mall-based first quality stores under the names Designs and Designs exclusively Levi's[Registered Trademark] stores and outlet stores under the name Levi's[Registered Trademark] Outlet by Designs. A subsidiary of the Company also owns a 70% interest in a partnership that operates, as part of a joint venture with a subsidiary of Levi's Only Stores, Inc. ("LOS"), a subsidiary of Levi Strauss & Co., stores under the name The Original Levi's[Registered Trademark] Store and outlet stores under the name of Levi's[Registered Trademark] Outlet featuring men's and women's Levi Strauss & Co. products.

     The Company makes extensive use of Levi Strauss & Co. brand names, trademarks and trade names in its advertising, signs and store displays, and uses the broad recognition of the Levi Strauss & Co. brand name to generate sales.

     Designs stores, Original Levi's[Registered Trademark] Stores and Levi's[Registered Trademark] Outlet stores are merchandised to capitalize on the strength of the Levi's[Registered Trademark] and Dockers[Registered Trademark] brand names, and in-store displays reflect the image, attractiveness and quality of Levi Strauss & Co. merchandise. Management believes that the Levi's[Registered Trademark] and Dockers[Registered Trademark] names are two of the most recognized apparel brand names in the United States and that the Levi's[Registered Trademark] brand name is among the most recognized brand names in the world.

     In May 1995, the Company acquired the Boston Traders[Registered Trademark] brand, 33 Boston Traders[Registered Trademark] outlet stores and certain other assets from Boston Trading Ltd., Inc. ("Boston Trading"). The Company currently plans to use the Boston Traders[Registered Trademark] brand as the vehicle with which it will transition from being a single vendor retailer to a vertically integrated retailer featuring the Boston Traders[Registered Trademark] brand and select Levi Strauss and Co. brands.

     The Company has established a product development and sourcing group which will work towards developing Boston Traders[Registered Trademark] brand product lines to complement the Levi Strauss & Co. brands. The Company expects that the new line designed by this team will be in all Designs stores in September 1996. This group is also focusing on enhancing the Boston Traders[Registered Trademark] brand product offering, packaging, labeling, logos and other brand enhancements for presentation in Spring 1997. The Company's store design and construction team is working closely with the brand team to test complementary fixtures, visual presentation formats and, ultimately, a unique store environment designed to optimize customer acceptance of, and to bring a new focus to, the Boston Traders[Registered Trademark] brand and product lines.

Store Formats

     Designs stores are located in enclosed regional shopping malls and offer a broad selection of first quality Levi Strauss & Co. merchandise.

     During fiscal 1994, the Company expanded its brand offering with the Timberland[Registered Trademark] brand in its Designs stores, as part of a strategy to offer a broader merchandise selection to customers and increase the proportion of non-Levi's[Registered Trademark] products offered in its stores. During fiscal 1995, the Designs stores first offered a small selection of the Boston Traders[Registered Trademark] brand merchandise which was purchased as part of the acquisition; however, the Company does not expect the presentation of the Boston Traders[Registered Trademark] brand product lines to be significant until September 1996. The Boston Traders[Registered Trademark] outlet stores, which are located in outlet parks throughout the United States, will mostly feature end-of-season and close-out Boston Traders[Registered Trademark] brand product lines from the Designs stores.

     Levi's[Registered Trademark] Outlet by Designs stores are located in manufacturers outlet parks and destination shopping centers. These outlet stores sell manufacturing overruns, discontinued lines and irregulars purchased by the Company directly from Levi Strauss & Co. and its licensees, as well as end-of-season Levi's[Registered Trademark] and Dockers[Registered Trademark] brand merchandise transferred from Designs stores. Levi's[Registered Trademark] Outlet by Designs stores have capitalized on the rapid expansion of outlet shopping areas specializing in "value" retailing. To date, each Levi's[Registered Trademark] Outlet store is the only outlet in its shopping area selling exclusively Levi Strauss & Co. products.

     The Company owns and operates Original Levi's[Registered Trademark] Stores and Levi's[Registered Trademark] Outlets under a joint venture between subsidiaries of Levi Strauss & Co. and the Company. See "Expansion." The Original Levi's[Registered Trademark] Store format is located in upscale malls and urban locations that feature hardwood floors, custom wood fixtures and a "video wall" displaying Levi Strauss & Co. advertisements and popular music videos. This format focuses on men's and women's Levi's[Registered Trademark] brand products consisting of core traditional styles such as five pocket and 501[Registered Trademark] jeans, denim jackets, contemporary silverTab[Trademark], and exclusive merchandise from Levi's[Registered Trademark] Europe and Levi's[Registered Trademark] Personal Pair[Trademark] individually fitted jeans for women. The joint venture also operates Levi's[Registered Trademark] Outlets stores that sell only Levi's[Registered Trademark] brand products, including close-out products from the Original Levi's[Registered Trademark] Stores.

     Management believes that the Company competes effectively with other apparel retailers by offering superior selection, quality merchandise, knowledgeable in-store service and competitive price points. The Company stresses product training with its sales staff and, with the assistance of Levi Strauss & Co. personnel and materials, provides its sales personnel with substantial product knowledge training across the Boston Traders[Registered Trademark], Levi's[Registered Trademark] and Dockers[Registered Trademark] product lines.

Expansion Strategy

     Since its inception in 1976, the Company has grown through the addition of new stores and the modification of its retail formats. The following table provides a summary of the number of stores in operation at year end for the past three fiscal years. With the exception of the Boston Traders[Registered
Trademark] outlet stores, Levi Strauss & Co. must approve all new store locations.

                                                  February 3,     January 28,    January 29,
                                                     1996            1995           1994
                                                  ----------      ----------     ----------
Designs                                                49             51(2)         64
Levi's[Registered Trademark]Outlet by Designs          58             61            48
Joint Venture:
   The Original Levi's[Registered Trademark]Stores     11              8(3)          6
   Levi's[Registered Trademark]Outlets                  4             --            --
Boston Traders[Registered Trademark]outlet stores      35(1)          --            --
Dockers[Registered Trademark]Shops                     --             --(3)          2
                                                      ---            ---           ---

Total                                                 157            120           120
                                                      ===            ===           ===

(1) In May 1995, the Company acquired certain assets of Boston Trading Ltd., Inc. including 33 Boston Traders[Registered Trademark] outlet stores

(2) During fiscal year 1994, the Company closed fifteen Designs stores as part of a restructuring program.

(3) The Company sold the two "Dockers[Registered Trademark] Shops" and an "Original Levi's[Registered Trademark] Store" to Levi's Only Stores, Inc. on January 28, 1995.


     On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company and a subsidiary of LOS entered into a partnership agreement (the "Partnership Agreement") to sell Levi's[Registered Trademark] brand products and jeans-related products. The joint venture that was established by the Partnership Agreement is known as The Designs/OLS Partnership (the "Partnership"). The term of the Partnership is ten years; however, the Partnership Agreement contains certain exit rights that enable either partner to buy or sell their interest in the joint venture beginning January 2000. The Company previously announced that the Partnership may open up to 35 to 50 Original Levi's[Registered Trademark] Stores and Levi's[Registered Trademark] Outlets throughout 11 Northeast states and the District of Columbia through the end of fiscal 1999. The Levi's[Registered Trademark] Outlet stores in the joint venture will sell only Levi's[Registered Trademark] brand products and service the close-out products of the Original Levi's[Registered Trademark] Stores.

     In connection with the formation of the joint venture, Designs JV Corp. contributed, for a 70% interest in the joint venture, eight of the Company's then-existing Original Levi's[Registered Trademark] Stores valued at $11.1 million and three leases for unopened stores. At the same time, LDJV Inc., the joint venture subsidiary of LOS contributed approximately $4.7 million in cash to the joint venture in exchange for a 30% interest.

     In June 1994, Levi Strauss & Co. advised the Company that it did not see any additional growth in the Levi's[Registered Trademark] Outlet by Designs format, other than additional outlet stores that might be part of the Original Levi's[Registered Trademark] Stores joint venture, as discussed above. Levi Strauss & Co. has informed the Company of their intention to open Levi's[Registered Trademark] Outlets and Dockers[Registered Trademark] Outlets through their LOS subsidiary. LOS has informed the Company that it does not presently intend to open these outlets in centers serviced by one of the Company's existing Levi's[Registered Trademark] Outlet stores. The Company expects that wholly-owned Levi's[Registered Trademark] Outlet by Designs and jointly-owned Levi's[Registered Trademark] Outlet locations, will continue to be the only authorized retail outlet locations in their respective outlet centers to sell Levi's[Registered Trademark] brand products. As such, the Company does not expect to open additional Levi's[Registered Trademark] Outlet by Designs stores in the future, with the exception of Levi's[Registered Trademark] Outlets that are opened by the joint venture as discussed above.

     In fiscal 1993, the Company developed a new multi-brand look for its Designs stores featuring updated fixtures and merchandise presentation. The Company has remodeled 17 Designs stores through the end of fiscal 1995. During fiscal year 1994, the Company introduced Timberland[Registered Trademark] brand apparel and a line of private label merchandise under the name "EFD-Exclusively for Designs". During fiscal 1995, the Company completed the purchase of the Boston Traders[Registered Trademark] brand as the next step in developing an exclusive brand to complement the Company's existing Levi Strauss & Co. brand product lines. The Boston Traders[Registered Trademark] brand, established in 1967, first became known for its wholesale and retail sales of sweaters and tops for both men and women. The new Boston Traders[Registered Trademark] brand product lines are planned to provide the Company with access to a broader assortment of tops that integrate the Boston Traders[Registered Trademark] brand into all Designs stores. This addition is expected to impact sales and margins in the Designs stores although there are no assurances that the introduction and integration of the Boston Traders[Registered Trademark] brand will be successful or that positive sales and margin results will be generated with the brand.

     Present plans are that future growth of the Company will be derived from the expansion of new stores that will predominantly feature the Boston Traders[Registered Trademark] brand and stores opened under the joint venture.

Restructuring

        In fiscal year 1993, the Company recorded a non-recurring pre-tax charge of $15.0 million to cover the costs associated with the closing of 15 of its Designs stores. The costs to close these 15 stores totaled $9.6 million, comprised of $6.1 million cash and $3.5 million of non-cash costs. Total costs of $9.6 million to close the 15 stores were less than the original pre-tax $15.0 million estimate, primarily due to favorable negotiations with landlords. The remaining portion of the reserve was recognized in fiscal 1995 and fiscal 1994 as non recurring pre-tax income on the amounts of $2.2 million and $3.2 million respectively.

Customer Base


     The Company believes that its customer base mostly reflects that of the Levi's[Registered Trademark] and Dockers[Registered Trademark] brand customer. A segment of the Company's current customer base consists of foreign travelers shopping for Levi Strauss & Co. products. The Company's product selection is designed to appeal to the casual apparel needs of customers in all age groups and income brackets.

Merchandising and Distribution

     Through fiscal year 1995, the majority of the assortment focus was on a core selection of traditional Levi's[Registered Trademark] and Dockers[Registered Trademark] brand products. The Designs stores also feature a wide range of Levi's[Registered Trademark] and Dockers[Registered Trademark] accessories from authorized licensees. During fiscal 1995, the Company began to introduce complementary Boston Traders[Registered Trademark] brand product that was purchased as part of the Boston Trading acquisition. Expectations are that the addition of non-Levi Strauss & Co. brands will enable the Designs stores to capitalize on new products either not offered by Levi Strauss & Co. or on which Levi Strauss & Co. sells limited styles. These include classifications such as outerwear, sweaters and knitwear. The Company expects that approximately 50% or more of the product assortment in Designs stores will come from non-Levi Strauss & Co. sources by the third quarter of fiscal year 1996. These changes are intended to enhance the Designs store image as a destination for quality casual apparel.

     In its Levi's[Registered Trademark] Outlet by Designs stores, the Company offers a selection of Levi Strauss & Co. merchandise including manufacturing overruns, discontinued lines and irregulars purchased by the Company directly from Levi Strauss & Co. and end-of-season merchandise transferred from the Designs stores. The Levi's[Registered Trademark] Outlets opened as part of the joint venture sell only Levi's[Registered Trademark] brand products and service the close-out products of the Original Levi's[Registered Trademark] Stores. The Boston Traders[Registered Trademark] outlet stores feature the end-of-season and close-out Boston Traders[Registered Trademark] brand product lines from the Designs stores.

     Merchandising in "The Original Levi's[Registered Trademark] Store" focuses on men's and women's tops and bottoms under the Levi's[Registered Trademark] brand name, including traditional 501[Registered Trademark], 505[Registered Trademark] and 550[Trademark] five pocket jeans; contemporary silverTab[Trademark] jeans; 560[Trademark] Loose fitting jeans and Personal Pair[Trademark] individually fitted jeans for women; jeans jackets; a full line of women's jeans; T-shirts; denim shirts; shorts and sweats; and coordinating accessories. Many styles are unique to the Original Levi's[Registered Trademark] Store, and are not available at any other retail store in the United States.

     All merchandising decisions, including pricing, markdowns, advertising and promotional campaigns, inventory purchases and merchandise allocations, are made centrally at the Company's headquarters with input from store, district, and regional managers.

     Prior to the acquisition of Boston Trading, each store had been stocked by direct to store vendor shipments. With the acquisition of Boston Trading, the Company needed to expand its current operations to accommodate other types of sourcing and distribution. The Company accomplished this by establishing a product development and sourcing team which will develop a new, updated Boston Traders[Registered Trademark] product line, including distinctive packaging and labeling for the brand. In addition, the Company assembled a logistics team and contracted with a third-party warehouse to provide storage and distribution capacity to move the Boston Traders[Registered Trademark] brand merchandise and to ensure on-time cost-effective delivery of the merchandise to the stores. In fiscal 1996, the Company will continue to develop its sourcing capabilities, management information systems and training programs to support this anticipated expansion.

     During the fiscal year ended February 3, 1996, sales by format, by product category were as follows:

                                                              ---Joint Venture--
                               Levi's                 Original                                        Boston
                        [Registered Trademark]         Levi's                  Levi's                 Traders
                               Outlet           [Registered Trademark]  [Registered Trademark]  [Registered Trademark]        Total
Category    Designs          by Designs                Stores                  Outlet                 outlets                Company
- --------    -------     ----------------------  ----------------------  ----------------------  ----------------------       -------

Men's         53%                53%                      49%                    51%                     17%                   51%
Women's       20%                17%                      28%                    25%                     12%                   19%
Shirts        18%                15%                      16%                    17%                     66%                   18%
Youth          4%                 8%                       2%                     4%                     --                     6%
Accessories    5%                 7%                       5%                     3%                      5%                    6%

Trademarks

     The Company is the owner of the "Boston Traders" trademark and 18 other trademarks which were acquired as part of the acquisition of Boston Trading.

     "501," "505," "Dockers" and "Levi's" are registered trademarks, and "550," "560," "silverTab" and "Personal Pair" are trademarks of Levi Strauss & Co.

Seasonality

        Historically, the Company has experienced seasonal fluctuations in revenues and income, with increases occurring during the Company's third and fourth quarters as a result of Back-to-School and Holiday seasons.

Store Operations

        Designs stores average approximately 6,600 square feet in size and are located in enclosed regional shopping malls usually anchored by department stores. Levi's[Registered Trademark] Outlet by Designs and Levi's[Registered Trademark] Outlets stores under the joint venture are located in destination manufacturers' outlet parks and range in size from approximately 8,000 to 19,700 square feet offering the consumer irregulars and end-of-season Levi Strauss & Co. brand merchandise in a "no frills" outlet format. To date, each Outlet store is the only outlet in its shopping area selling exclusively Levi Strauss & Co. brand products. Similarly located, the Boston Traders[Registered Trademark] outlet stores range in size from 2,000 to 6,500 square feet. The Original Levi's[Registered Trademark] Stores, having both mall-based and downtown locations, range in size from 4,000 to 15,300 square feet.

     Each of the Company's stores utilize centrally developed interior design and merchandise layout plans specifically designed to promote customer identification of the store as a specialty store selling quality branded apparel and accessories including Levi Strauss & Co. and Boston Traders[Registered Trademark] brand products. The merchandise layout is further adapted by store management and the Company's visual merchandising department. Each Designs store prominently displays Levi's[Registered Trademark], Dockers[Registered Trademark] and Boston Traders[Registered Trademark] and distinctive branded promotional displays; the Levi's[Registered Trademark] Outlet stores prominently display Levi Strauss & Co. brand logos and distinctive promotional displays; "The Original Levi's[Registered Trademark] Store" concept also features a video wall presentation developed to promote an upscale image of the men's and women's Levi's[Registered Trademark] brand products sold in those stores. The Company uses Levi Strauss & Co. logos and trademarks on store signs with the permission of Levi Strauss & Co.


Customer Service

     The Company stresses product training with its sales staff and, with the assistance of Levi Strauss & Co. for the Levi Strauss & Co. brands and the assistance of the Company's training and product development group, provides the store operation group with substantial product knowledge training across the Levi Strauss & Co. and Boston Traders[Registered Trademark] brand product lines. This training includes promoting sales of coordinating apparel and accessories. Management believes that the Company's sales staff serves to reinforce the consumer's perception of the Company's stores as branded specialty stores and to differentiate the Company's stores from those of its competitors.

        Each Designs store employs approximately 10 to 15 associates, and each Levi's[Registered Trademark] Outlet and Original Levi's[Registered Trademark] Store employs approximately 15 to 45 associates. The personnel required to operate a store includes a store manager, store manager candidate, assistant manager, assistant manager candidate, shift manager and a group of full-time and part-time sales associates. The store manager is responsible for all operational matters for that store, including hiring and training associates. All new store managers participate in the Designs University[Trademark] training program at the Company's home office training center. Designs University[Trademark] is a five semester training program completed in the stores with the final semester and graduation taking place in the home office. Management believes that the Company's policy of promoting from within has led to a lower than average rate of employee turnover. None of the employees are represented by a union. The development of management and sales associate training programs is performed internally by the Company's Store Training Department.

      In order to provide management guidance to the individual store managers, the Company currently employs 21 district managers, who have an average length of service with the Company of approximately nine years, a regional manager and three regional vice presidents, all of whom have been with the Company for more than fifteen years. Each district manager is responsible for hiring store managers at the stores assigned to that manager's territory and for the overall profitability of those stores. District managers report directly to the regional vice presidents/manager, who report directly to the Company's President and Chief Executive Officer. In addition, in fiscal 1995 a general manager was hired to manage the stores in the joint venture. The general manager of the joint venture reports directly to the management committee of the Partnership. The joint venture also has one regional manager who is responsible for all the stores operating under the Partnership.

Information Systems

     The Company believes that management information systems are an important factor in the continued growth of the Company. The Company continues to devote significant resources to the development of information systems which enable it to maintain inventory, pricing and other financial controls. During the first quarter of fiscal 1996, the Company installed a new merchandising software package. This software is designed to enhance analytical capabilities of the Company's merchandise and financial functions and provide an integrated approach to managing the business. During the second quarter of fiscal 1996, the Company will replace its point-of-sale devices with in store processors for all store operations, inventory and administrative functions. This store-based equipment is linked to the Company's central processing system.

     The Company makes use of software systems for enhanced merchandise replenishment. The merchandise replenishment system is an automated allocation and planning tool designed to operate in the fashion apparel industry. This system is used to allocate in an environment of ever-changing styles. The system also allows the Company's allocation staff to efficiently utilize available sales and inventory data to react to the individual needs of each store on a timely basis.

     The Company has installed a computer-aided design system in its New York City product development office to automate certain merchandise design, graphics and production functions.

Advertising

     The Company benefits from the high visibility and recognition of the Levi's[Registered Trademark] and Dockers[Registered Trademark] brand names, as well as the natural flow of traffic that results from locating stores in areas of high retail activity including large regional malls, destination outlet centers and high traffic inner city shopping districts. Historically, the Company has received co-operative advertising allowances from Levi Strauss & Co. that typically fund approximately one third of all advertising expenditures. As the Company decreases the percentage of Levi's[Registered Trademark] and Dockers[Registered Trademark] brand merchandise offered in its Designs stores, the cooperative advertising allowances associated with the Company's advertising will decrease proportionately.

Competition

     The United States casual apparel market is highly competitive with many national and regional department stores, specialty apparel retailers and discount stores offering a broad range of apparel products similar to those sold by the Company. The Company's competitors in the casual apparel market consist of national and regional department stores in the Company's market areas, such as J.C. Penney Company, Sears, Roebuck & Company, Dillard Department Stores Inc., May Company, Kohls and Filene's. In addition, the Company competes with several specialty apparel retailers, including The GAP, Inc., The Limited, Inc. and County Seat Stores, Inc.

Employees

     As of February 3, 1996, the Company employed approximately 2,570 persons, of whom 2,386 were full- and part-time sales personnel and 184 were employed at the Company's headquarters. Additionally, the Company hires temporary employees during the peak Back-to-School and Holiday seasons.

     All qualified full-time employees are entitled to life, medical, disability and dental insurance and can participate in the Company's 401(k) retirement savings plan. Store, district and regional vice presidents and managers are eligible to receive incentive compensation subject to the achievement of specific performance objectives which include store and company profitability. Through the end of fiscal 1995 they were also entitled to use an automobile provided by the Company or to receive an automobile allowance. Sales personnel are compensated on an hourly basis and receive no commissions, but are eligible to earn, from time to time, incentive prizes as part of individual store's sales contests. Certain store, district and regional managers, as well as certain other employees, have been granted stock options.

Risks and Uncertainties

The Company filed a Current Report on Form 8-K, dated April 30, 1996, which identifies certain risks and uncertainties that may impact the future earnings and direction of the Company.

ITEM 2.    Properties

     As of February 3, 1996, the Company operated 49 Designs stores, 58 Levi's[Registered Trademark] Outlet by Designs stores, 35 Boston Traders[Registered Trademark] outlet stores, 11 "Original Levi's[Registered Trademark] Stores" and four Levi's[Registered Trademark] Outlets. All stores, with the exception of the joint venture, are leased by the Company directly from shopping mall, outlet park and downtown property owners. The 11 Original Levi's[Registered Trademark] Stores and four Levi's[Registered Trademark] Outlets are leased by the Partnership directly. Designs stores and Original Levi's[Registered Trademark] Stores leases are generally ten years in length with no renewal option. Outlet store leases are usually for a series of shorter periods and sometimes contain certain renewal options extending their terms to between 10 and 15 years. Most of the leases provide for annual rent based on a percentage of store sales, subject to guaranteed minimum amounts.

     In April 1996, the Company moved its headquarters to Needham, Massachusetts. The lease, which began in November 1995, is for ten years. The lease provides for the Company to pay all related occupancy costs associated with the land and the headquarters building. Prior to April 1995, the Company's headquarters were in Chestnut Hill, Massachusetts. The property was leased under an agreement with an affiliate of Stanley I. Berger, the Chairman of the Board of the Company and the estate of Calvin Margolis, a former director of the Company. The lease expired in April 1996.

     The Company utilizes third-party warehousing facilities to receive and distribute the Boston Traders[Registered Trademark] brand product. The Company presently intends to continue using a third party warehouse and has no plans to operate its own warehousing facility in fiscal 1996.

     Sites for store expansion are selected on the basis of several factors intended to maximize the exposure of each store to those persons the Company believes are likely customers. These factors include the demographics profile of the area in which the site is located, the types of stores and other retailers in the area, the location of the store within the mall and the attractiveness of the store layout. The Company believes that its selection of locations attracts customers from the general shopping traffic and generates its own customers from the surrounding areas.

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

                                    PART II.

ITEM 5.    Market for the Registrant's Common Equity and Related Shareholder
             Matters

     The information required by this item is furnished by incorporation by reference to Page 38 of the Annual Report to Shareholders for the year ended February 3, 1996.

ITEM 6.    Selected Financial Data

     The information required by this item is furnished by incorporation by reference to Page 16 of the Annual Report to Shareholders for the year ended February 3, 1996.

ITEM 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations

     The information required by this item is furnished by incorporation by reference to Pages 17 through 21 of the Annual Report to Shareholders for the year ended February 3, 1996.

ITEM 8.    Financial Statements and Supplementary Data

     The information required by this item is furnished by incorporation by reference to Pages 22 through 34 of the Annual Report to Shareholders for the year ended February 3, 1996.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III.


ITEM 10.   Directors and Executive Officers of the Registrant

     Information with respect to directors and executive officers of the Company is incorporated herein by reference to the Company's definitive proxy statement expected to be filed within 120 days of the end of the fiscal year ended February 3, 1996.


ITEM 11.   Executive Compensation

     Information with respect to executive compensation is incorporated herein by reference to the Company's definitive proxy statement expected to be filed within 120 days of the end of the fiscal year ended February 3, 1996.

ITEM 12.   Security Ownership of Certain Beneficial Owners and
             Management

     Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's definitive proxy statement expected to be filed within 120 days of the end of the fiscal year ended February 3, 1996.

ITEM 13.   Certain Relationships and Related Transactions

     Information with respect to certain relationships and related transactions is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days of the fiscal year ended February 3, 1996.

                                    PART IV.

ITEM 14.   Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K

(A)     1. & 2. CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

        The financial statements and schedules listed in the index below are filed as part of this annual report.

                                                       Reference (Page)
                                                       ----------------
                                                              Annual Report
                                                Form 10-K    to Shareholders
                                                ---------    ---------------

1.      CONSOLIDATED FINANCIAL STATEMENTS

Covered by Report of Independent Accountants:

Consolidated Balance Sheets at February 3,         ---             22
1996 and January 28, 1995

Consolidated Statements of Income for the
years ended  February 3, 1996, January 28,
1995 and January 29, 1994                          ---             23

Statement of Changes in Stockholders' Equity       ---             24

Statements of Cash Flows                           ---             25

Notes to Consolidated Financial Statements,
except note N                                      ---            26-33

Report of Independent Accountants                  ---             36

Not Covered by Report of Independent Accountants:

Note N - Selected Quarterly Data                   ---             34


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

3.2 Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company establishing Series A Junior Participating Cumulative Preferred Stock dated May 1, 1995.

3.3  By-Laws of the Company, as amended (included as Exhibit 3.1 to the       *
     Company's Quarterly Report on Form 10-Q dated December 12, 1995, and incorporated herein by reference).

4.1 Shareholder Rights Agreement dated as of May 1, 1995 between the Company * and its transfer agent (included as Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 1, 1995, and incorporated herein by reference).

10.1 1987 Incentive Stock Option Plan, as amended (included as Exhibit 10.1 * to the Company's Annual Report on Form 10-K dated April 29, 1993, and incorporated herein by reference).

10.2   1987 Non-Qualified Stock Option Plan, as amended included as Exhibit   *
       10.2 to the Company's Annual Report on Form 10-K dated April 29, 1993, and incorporated by herein by reference).

10.3   1992 Stock Incentive Plan, as amended (included as Exhibit A to the    *
       Company's definitive proxy statement dated May 10, 1994, and incorporated by reference).

10.4   Executive Incentive Plan effective through the end of fiscal year      *
       ended January 28, 1995 (included as Exhibit 10.8 to the Company's
       Annual Report on Form 10-K for the year ended January 29. 1994, and incorporated herein by reference).

10.5 License Agreement between the Company and Levi Strauss & Co. dated as * of April 14, 1992 (included as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended January 30, 1993, and incorporated herein by reference).

10.6   Credit Agreement among the Company, BayBank Boston, N.A. and State     *
       Street Bank and Trust Company dated as of November 17, 1994 (included as Exhibit 1 to the Company's Current Report on Form 8-K dated
       November 22, 1994, and incorporated herein by reference).

10.7   Amendment dated June 2, 1995 to the Credit Agreement among the         *
       Company, BayBank Boston, N.A., and State Street Bank and Trust
       Company dated as of November 17, 1994 (included as 10.18 to the Company's Quarterly Report on Form 10-Q dated September 12,
       1995, and incorporated herein by reference).

10.8   Consulting Agreement between the Company and Stanley I. Berger dated   *
       December 21, 1994 (included as Exhibit 10.7 to the Company's Annual Report on Form 10-K dated April 28, 1995 and incorporated herein by reference).

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

10.12  Sublicense Agreement between LOS and the LOS Partner with exhibits A   *
       and B (included as Exhibit 10.4 to the Company's Current Report on
       Form 8-K dated April 24, 1995, and incorporated herein by reference).

10.13 Sublicense Agreement between the LOS Partner and the Partnership with * exhibits B and C (included as Exhibit 10.5 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated herein by reference).

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

10.16  Asset Purchase Agreement between LOS and the Company relating to the   *
       stores located in Minneapolis, Minnesota dated January 28, 1995 (included as Exhibit 10.9 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated herein by reference).

10.17  Asset Purchase Agreement between LOS and the Company relating to the   *
       store located in Cambridge, Massachusetts dated January 28, 1995 (included as Exhibit 10.10 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated herein by reference).

10.18  Asset Purchase Agreement among Boston Trading Ltd., Inc. Designs       *
       Acquisition Corp., the Company and others dated April 21, 1995
       (included as 10.16 to the Company's Quarterly Report on Form 10-Q dated September 12, 1995, and incorporated herein by reference).

10.19  Non-Negotiable Promissory Note between the Company and Atlantic        *
       Harbor, Inc., formerly known as Boston Trading Ltd., Inc., dated May 2, 1995 (included as 10.17 to the Company's Quarterly Report on Form 10-Q dated September 12, 1995, and incorporated herein by reference).

10.20  Employment Agreement dated as of October 16, 1995 between the          *
       Company and Joel H. Reichman (included as Exhibit 10.1 to the Company's Report on Form 8-K dated December 6, 1995, and incorporated herein by reference).

10.21 Employment Agreement dated as of October 16, 1995 between the Company * and Scott N. Semel (included as Exhibit 10.2 to the Company's Report on Form 8-K dated December 6, 1995, and incorporated herein by reference).

10.22 Employment Agreement dated as of October 16, 1995 between the Company * and Mark S. Lisnow (included as Exhibit 10.3 to the Company's Report on Form 8-K dated December 6, 1995, and incorporated herein by reference).

10.24 Employment Agreement dated as of October 16, 1995 between the Company   *
      and William D. Richins (included as Exhibit 10.4 to the Company's
      Report on Form 8-K dated December 6, 1995, and incorporated herein by reference).

11    Statement re: computation of per share earnings

13 Annual Report to Shareholders for the year ended February 3, 1996 (with the exception of the information incorporated by reference included in Items 5, 6, 7 and 8, the Annual Report to Shareholders for the year ended February 3, 1996 is not deemed filed as part of this report).

21    Subsidiaries of the Registrant.

23    Consent of Coopers & Lybrand, L.L.P. dated May 1, 1996.

27    Financial Data Schedules

99 Report of the Company dated April 30, 1996 concerning certain cautionary statements of the Company to be taken into account in conjunction with the consideration and review of the Company's publicly-disseminated documents (including oral statements made by others on behalf of the Company) that include forward-looking information.


*     Previously filed with the Commission.


(B)   REPORTS ON FORM 8-K:

(i) The Company reported under item 5 on Form 8-K dated December 6, 1995, that as of October 16, 1995 the Board of Directors of the Company authorized the Company to enter into employment agreements with certain executive officers of the Company.

(ii) The Company reported under item 5 on Form 8-K dated April 30, 1996, certain cautionary statements of the Company to be taken into account in conjunction with the consideration and review of the Company's publicly-disseminated documents (including oral statements made by others on behalf of the Company) that include forward-looking information.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          DESIGNS, INC.
May 1, 1996

                                          By: /S/ Joel H. Reichman
                                          -------------------------------
                                          Joel H. Reichman
                                          President and Chief Executive Officer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated, on May 1, 1996.


           Signatures

/S/ Joel H. Reichman                 President and Chief Executive Officer
- ----------------------               and Director (Principal Executive Officer)
Joel H. Reichman


/S/ William D. Richins               Chief Financial Officer
- ----------------------
William D. Richins


/S/ Stanley I. Berger                Chairman of the Board and Director
- ----------------------
Stanley I. Berger


                                     Director
- ----------------------
James G. Groninger


/S/ Melvin Shapiro                   Director
- ----------------------
Melvin Shapiro


/S/ Bernard M. Manuel                Director
- ----------------------
Bernard M. Manuel


                                     Director
- ---------------------
Peter L. Thigpen