Form 10-Q
period 1996-05-04
DESIGNS INC
filed 1996-06-18
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


Quarter Ended May 4, 1996          Commission File Number   0-15898


                                 DESIGNS, INC.
                                 -------------
                          (Exact name of registrant as
                           specified in its charter)



      Delaware                                    04-2623104
- -------------------------------         ------------------------------
(State or other jurisdiction of       (IRS Employer Identification No.)
incorporation or organization)


     66 B Street, Needham, MA                             02194
- -----------------------------------                  ---------------
(Address of principal executive offices)                (Zip Code)



                                   (617) 444-7222
                                --------------------
                              (Registrant's telephone
                            number, including area code)


Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
    ------     ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding as of May 4, 1996
          -----                    -----------------------------


          Common                   15,812,443 shares

                               DESIGNS, INC.
                        CONSOLIDATED BALANCE SHEETS
             May 4, 1996, April 29, 1995 and  February 3, 1996
                       (In thousands, except share data)
                                  (Unaudited)

                                               May 4,   April 29, February 3,
                                                1996     1995       1996
                                               ------------------------------
  ASSETS

Current Assets:
  Cash and cash equivalents                      $ 21,435  $15,172  $13,941
  Short-term investments                              ---      ---    5,978
  Accounts receivable                                 576      823      473
  Inventories                                      64,752   60,033   58,008
  Deferred income taxes                               922    1,579      922
  Prepaid income taxes                              1,154      ---      126
  Pre-opening costs, net                              492    1,067      884
  Prepaid expenses                                  4,021    1,223    3,842
                                                   ______   ______   ______
      Total current assets                         93,352   79,897   84,174


Property and equipment, net of accumulated
  depreciation and amortization                    39,281   28,863   36,083

Other assets:
  Long-term investments                             5,665   16,161    6,050
  Deferred income taxes                             2,763    1,620    2,698
  Intangible assets                                 2,783      ---    2,901
  Other assets                                        850      693      743
                                                    _____    _____    _____

       Total assets                              $144,694 $127,234 $132,649
                                                   =======  =======  =======


  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                 $20,170  $13,869   $8,185
 Accrued expenses and other current
  liabilities                                       9,886    7,531    8,346
 Accrued rent                                       2,414    2,853    2,586
 Income taxes payable                                 ---      643      ---
 Current portion of long-term note                  1,000      ---      500
                                                   ______   ______   ______
      Total current liabilities                    33,470   24,896   19,617

  Long-term note payable                              ---      ---      500

Commitments and contingencies

Minority interest (Note 2)                          6,371    4,799    6,447

Stockholders' equity:
  Preferred Stock, $0.01 par value, 1,000,000 shares
  authorized, none issued
  Common Stock, $0.01 par value, 50,000,000 shares
  authorized, 15,812,000, 15,759,000 and 15,818,000
  shares issued at May 4, 1996,  April 29, 1995 and
  February 3,  1996 respectively                      158      157      158
  Additional paid-in capital                       52,769   52,629   52,767
  Retained earnings                                51,926   44,753   53,160
                                                  _______   ______  _______
      Total stockholders' equity                  104,853   97,539  106,085
                                                  _______  _______  _______
      Total liabilities and stockholders'equity  $144,694 $127,234 $132,649
                                                  =======  =======  =======

          The accompanying notes are an integral part of the consolidated financial statements.

                               DESIGNS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share data)
                                (Unaudited)

                                Three Months Ended      Twelve Months Ended
                                ------------------      -------------------
                               May 4,      April 29,     May 4,   April 29,
                                1996         1995         1996       1995
                               ______      ________      ______    ________

Sales                        $ 59,336     $ 57,337     $ 302,932  $ 274,287

Cost of goods sold including
occupancy                      43,179       41,140       213,895    187,173
                               ------       ------       -------    -------

Gross profit                   16,157       16,197        89,037     87,114

Expenses:
 Selling, general and
 administrative                16,060       14,176        70,991     55,802
 Restructuring (income)           ---       (2,200)          ---     (5,400)
 Depreciation and amortization  2,484        1,864         7,253      7,112
                               ------       ------        ------     ------
Total expenses                 18,544       13,840        78,244     57,514
                               ------       ------        ------     ------

Operating income (loss)        (2,387)       2,357        10,793     29,600

Interest expense                   44           22           218        110
Interest income                   318          471         1,438      1,546
                               ------        -----         -----     ------


Income (loss) before minority
interest and income taxes      (2,113)       2,806        12,013     31,036

Less minority interest           (145)          91           140         91
                               ------        -----        ------     ------

Income (loss) before
income taxes                   (1,968)       2,715        11,873     30,945

Provision (benefit) for
income taxes                     (823)       1,118         4,819     12,545
                               ------        -----        ------     ------

Net income (loss)            $ (1,145)     $ 1,597       $ 7,054   $ 18,400
                               ======        =====         =====     ======



Net income (loss) per common
and common equivalent share  $  (0.07)     $  0.10        $ 0.45   $   1.16

Weighted average common and
common equivalent shares
outstanding                    15,812       15,756        15,778     15,867



 The accompanying notes are an integral part of the consolidated financial statements.

                               DESIGNS, INC.
                          STATEMENTS OF CASH FLOWS
                          (In thousands- Unaudited)

                                                    Three Months Ended
                                                    ------------------
                                                      May 4,     April 29,
                                                       1996        1995
                                                     --------    --------


 Net (loss) income                                   $ (1,145)   $ 1,597
 Adjustments to reconcile to net cash
  provided by operating activities:
    Depreciation and amortization                       2,484      1,864
    Deferred income taxes                                 (65)       ---
    Minority interest                                    (145)        91
    Loss on sale of investments                            17        ---
    (Gain) loss from disposal of property and equipment    (6)        74

 Changes in operating assets and
 liabilities:
    Accounts receivable                                    97      3,400
    Inventories                                        (6,744)    (7,384)
    Prepaid expenses                                      (53)       (10)
    Income taxes payable                               (1,154)       643
    Accounts payable                                   11,985        659
    Accrued expenses and other current                  2,002      1,547
    liabilities
    Accrued rent                                         (172)    (4,689)
                                                         -----     -----
 Net cash provided by (used for)                        7,101     (2,208)
 operating activities                                   =====      =====

 Cash flows from investing activities:
    Additions to property and equipment                (5,872)    (4,423)
    Incurrence of pre-opening costs                         8       (777)
    Proceeds from disposal of property & equipment          8        170
    Sale and maturity of investments                    6,190         53
    Reduction (Increase) in other assets                   57        (77)
                                                        -----      -----
 Net cash provided by (used in) investing activities      391     (5,054)
                                                         ====      =====

Cash flows from financing activities:
    Issuance of common stock under option program (1)       2         10
                                                         -----     -----
 Net cash provided by financing activities                  2         10
                                                         =====     =====

 Net increase (decrease) in cash and cash equivalents   7,494     (7,252)

 Beginning of the year                                 13,941     22,424
                                                       ------     ------
 End of the quarter                                  $ 21,435    $15,172
                                                       ======     ======

 Supplementary Cash Flow Disclosure
        Cash paid, net
        Interest                                     $     43    $    16
        Taxes                                             199        564

 The accompanying notes are an integral part of the consolidated financial statements.

                              DESIGNS, INC.
                Notes to Consolidated Financial Statements

1.   Basis of Presentation

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes contained in the Company's audited consolidated financial statements for the year ended February 3, 1996. The Company's business has historically been seasonal in nature and the results of the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.   Minority Interest

On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company, entered into a partnership agreement with LDJV Inc. (the "Partnership Agreement") establishing a joint venture to sell Levi's(R) brand products and jeans-related products in Original Levi's(R) Stores and Levi's(R) Outlet stores. LDJV Inc. is a wholly-owned subsidiary of Levi's Only Stores, Inc., which is a wholly-owned subsidiary of Levi Strauss & Co. The partnership established pursuant to the Partnership Agreement is known as The Designs/OLS Partnership (the "OLS Partnership").

The operating results of the OLS Partnership are consolidated with the financial statements of the Company for the three and twelve months ended May 4, 1996. Minority interest at May 4, 1996 represents LDJV Inc.'s 30% interest in the OLS Partnership.

In accordance with the Partnership Agreement, the OLS Partnership distributed $133,000 to its partners at the end of the first quarter of fiscal 1995. This capital distribution represented funds sufficient to pay taxes associated with the earnings of the OLS Partnership for the three month period ended April 29, 1995. There have been no cash distributions made during the first quarter of fiscal 1996.

3.   Restructuring

In fiscal 1993, the Company recorded a non-recurring pre-tax charge of $15.0 million which covered the costs associated with the closing of 15 of its poorest performing Designs stores. The costs to close these 15 stores totaled $9.6 million, comprised of $6.1 million of cash and $3.5 million of noncash costs. Total costs of $9.6 million to close the 15 stores were less than the original pre-tax estimate, primarily due to favorable negotiations with landlords. The remaining reserve of $5.4 million was recognized in part in the first quarter of fiscal 1995 and in part in the fourth quarter of fiscal 1994 as non-recurring pre-tax income.

4.   Boston Trading Ltd., Inc. Acquisition

On May 2, 1995, the Company acquired certain assets of Boston Trading Ltd., Inc. In accordance with the terms of the Asset Purchase Agreement dated April 21, 1995, the Company paid $5.4 million in cash, financed by operations, and delivered a non-negotiable promissory note in the principal amount of $1 million payable in two equal annual installments through May 1997.

During the first quarter of fiscal 1996, the Company asserted rights of indemnification under the Asset Purchase Agreement. In accordance with the Asset Purchase Agreement and the promissory note issued thereunder, the Company has the right to satisfy its indemnification rights by offsetting against the payment of principal and interest payable under the promissory note. Accordingly, the Company did not make the $500,000 payment of principal due on May 2, 1996. The Company has paid all interest due through May 2, 1996.

5.   Amendment to Credit Agreement

On May 8, 1996, subsequent to the quarter ended May 4, 1996, the Company signed an amendment to the $20 million revolving credit agreement dated as of November 17, 1995 among the Company, BayBank Boston, N.A. and State Street Bank and Trust Company. This amendment increased the letter of credit portion of this facility, which is used for the purchase of inventory, from $5 million to $8 million.

At May 4, 1996, the Company had outstanding letters of credit totaling $3.2 million.

Part I. Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

RESULTS OF OPERATIONS

Sales for the first quarter of fiscal 1996 were $59.3 million as compared to sales of $57.3 million in the first quarter of fiscal 1995. Comparable store sales decreased 8% for the first quarter as compared to the same period in the prior year. Comparable stores are retail locations that have been in operation for at least one full fiscal year. Of the 155 stores the Company operated as of May 4, 1996, 112 were comparable stores. This decrease in sales was due to the lack of a strong spring product focus and reduced customer traffic caused by the extra long winter season in the Northeast.

Gross margin rate (including the costs of occupancy) for the first quarter equaled 27.2 percent of sales as compared with 28.2 percent in the prior year. The decrease reflects higher occupancy costs due to the deleveraging of sales offset slightly by an increase in the percentage of business generated in the higher margin joint venture stores.

Selling, general and administrative expenses increased to 27.1% of sales, as compared to 24.7% in the prior year principally due to additional infrastructure expenses associated with the development of the vertically integrated Boston Traders(R) brand. This increase is partially offset by store payroll expense as a percentage of sales decreasing to 11.3% as compared to 11.6% in the prior year.

In fiscal 1993, the Company recorded a non-recurring pre-tax charge of $15.0 million which covered the costs associated with the closing of 15 of its poorest performing Designs stores. Total costs of $9.6 million, comprised of $6.1 million of cash and $3.5 million of noncash costs, to close the 15 stores were less than the original pre-tax estimate, primarily due to favorable negotiations with landlords. The remaining reserve of $5.4 million was recognized in part in the first quarter of fiscal 1995 and in part in the fourth quarter of fiscal 1994 as non-recurring pre-tax income.

Depreciation and amortization expense of $2.5 million for the first quarter of fiscal 1996 represents an increase of 33% as compared with the same period in fiscal 1995 due to the cost of new store openings and remodeled stores. For the rolling 12 month period, depreciation and amortization increased 2%, primarily due to the timing of store openings.

Interest expense was $44,000 and $22,000 in fiscal 1996 and fiscal 1995, respectively. On a rolling 12 month basis, interest expense increased to $218,000 as compared to $110,000 in the prior period. The increase is attributable to interest payments made in connection with the non-negotiable promissory note issued in conjunction with the acquisition of certain assets of Boston Trading, Ltd., Inc. in May 1995.

Interest income for the first quarter was $318,000 compared to $471,000 in fiscal year 1995. The decrease in income is attributable to a lower average investment balance and average yield compared to the same period last year. For the rolling 12 month period, interest income decreased by 7% from $1.5 million in the prior period. This decrease is similarly attributable to the decrease in the average investment balance during the rolling 12 month period.

Net income for the first quarter of fiscal year 1996 represents a loss of ($1.1) million or ($0.07) per share, as compared with net income of $1.6 million, or $.10 per share in the first quarter of fiscal 1995. In the first quarter of fiscal 1995, the Company recognized $2.2 million or $.08 per share of non-recurring pre-tax income related to the fiscal 1993 restructuring program.

Net income, on a rolling 12 month basis, was $7.1 million or $0.45 per share in the 12 month period, as compared with $18.4 million, or $1.16 per share in the prior comparable period. Net income for the twelve month period ended April 29, 1995 included the impact of restructuring income of $5.4 million or $0.20 per share.

SEASONALITY

The Company's business is seasonal, reflecting increased consumer buying in the "Fall" and "Holiday" seasons. Historically, the second half of each fiscal year provides a greater portion of the Company's annual sales and operating income.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion of the Company's liquidity, capital resources and capital expansion plans includes certain forward-looking information. Such forward-looking information requires management to make certain estimates and assumptions regarding the Company's expected strategic direction and the related effect of such plans on the financial results of the Company. Actual results and strategic directions may differ from those estimates and assumptions. The Company encourages readers of this information to refer to the Company's Current Report on Form 8-K, previously filed with the United States Securities and Exchange Commission on April 30, 1996, which identifies certain risks and uncertainties that may impact the future earnings and direction of the Company.

The Company's primary cash needs are for operating expenses, including cash outlays associated with the development of the Boston Traders(R) branded product line, seasonal inventory purchases and capital expenses for information technology and new and remodeled stores and acquisitions.

WORKING CAPITAL AND CASH FLOWS

To date, the Company has financed its working capital requirements and expansion program with cash flow from operations, borrowings and proceeds from Common Stock offerings. Cash provided by operations for the first three months of fiscal 1996 was $7.1 million as compared to cash used for operations of $2.2 million for the same period in the prior year.

The Company's working capital at May 4, 1996 was approximately $59.8 million compared to $55.0 million on April 29, 1995. This increase was attributable to an increase in inventory in connection with the Boston Trading acquisition and the maturity of certain long term investments.

At May 4, 1996 total inventories were up $4.7 million or 7.8% from April 29, 1995. This increase is primarily due to an increase in the number of OLS Partnership (as defined below) stores and inventory purchased as part of the Boston Trading acquisition, offset partially by a reduction in inventory due to closed stores and continued efforts by the Company to manage inventory levels.

The Company's trade payables to Levi Strauss & Co., its principal vendor, generally are due 30 days after the date of invoice. The Company has been current with its payments to Levi Strauss & Co. from fiscal 1987 to date. Variations in the amount of trade payables outstanding at the end of different periods relate to the timing of purchases. In the second quarter of fiscal 1995, the Company began sourcing its own merchandise with various off-shore vendors. To date, payment to these vendors have been through the issuance of letters of credit, which require payment upon shipment of merchandise. The Company anticipates that the use of this payment method will be proportionate to its Boston Traders(R) product purchases.

On May 8, 1996, subsequent to the quarter ended May 4, 1996, the Company signed an amendment to the $20 million revolving credit agreement dated as of November 17, 1995 among the Company, BayBank Boston, N.A. and State Street Bank and Trust Company. This amendment increased the letter of credit portion of this facility, which is used for the purchase of inventory, from $5 million to $8 million.

On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company, and a subsidiary of Levi's Only Stores, Inc., a wholly-owned subsidiary of Levi Strauss & Co., entered into a partnership agreement (the "Partnership Agreement") to sell Levi's(R) brand products and jeans-related products. The joint venture that was established by the Partnership Agreement is known as The Designs/OLS Partnership (the "OLS Partnership"). The term of the joint venture is ten years; however, the Partnership Agreement contains certain exit rights that enable either partner to buy or sell interest its in the joint venture after five years. The Company previously announced that the OLS Partnership may open up to thirty-five to fifty Original Levi's(R) Stores and Levi's(R) Outlet stores throughout eleven Northeast states and the District of Columbia through the end of fiscal 1999. At the end of the first quarter of fiscal 1996 there were eleven Original Levi's(R) Stores and four Levi's(R) Outlet stores.

In June 1994, Levi Strauss & Co. advised the Company that it did not see any additional growth in the Levi's(R) Outlet by Designs store format, other than additional outlet stores that might be opened by the OLS Partnership. As such, the Company does not currently plan to open any Levi's(R) Outlet by Designs stores during fiscal 1996. In addition, the OLS Partnership is opening its own outlet stores, which may impact the availability of goods to the Levi's(R) Outlet by Designs stores.

It is the intention of the partners in the joint venture that the OLS Partnership's working capital and funds for its future expansion will come from its operations, capital contributions, loans from the partners and borrowings from third parties.

CAPITAL EXPENDITURES

During the first quarter of fiscal 1996, the Company remodeled three Levi's(R) Outlet by Designs stores. Total cash outlays of $5.7 million and $4.4 million during the first quarter of fiscal years 1996 and 1995 respectively, represent the costs of new and remodeled stores, relocation of corporate facilities, as well as, other corporate capital spending during the periods.

In the second quarter of fiscal 1995, the Company acquired certain assets of Boston Trading Ltd., Inc. This acquisition was completed so that the Company would own the Boston Traders(R) brand name and certain Boston Traders(R) outlet store assets. The Company currently plans to use the Boston Traders(R) brand to transition from being a single vendor retailer to a vertically integrated retailer featuring the Boston Traders(R) brand and select Levi Strauss & Co. brands. In the spring of fiscal 1997, the Company plans to open up to six new specialty stores which will predominantly feature Boston Traders(R) brand product.

The Company continually evaluates discretionary investments in new projects that may complement its existing business. Further, as leases expire, the Company continues to evaluate the performance of its existing stores. As a result of this process, certain store locations could be closed or relocated within a center in the future.

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


ITEM 6.   Exhibits and Reports on Form 8-K

         A.      Reports on Form 8-K:

         The Company reported under item 5 on Form 8-K, dated April 30, 1996, certain cautionary statements of the Company to be taken account in conjunction with the consideration and review of the Company's publicly disseminated documents (including oral statements made by others on behalf of the Company) that include forward looking information.

         B.      Exhibits:

3.1      Restated Certificate of Incorporation of the Company, as
         amended (included as Exhibit 3.1 to Amendment No. 3
         to the Company's Registration Statement on Form S-1
         (No. 33-13402), and incorporated herein by reference).             *

3.2      Certificate of Amendment to Restated Certificate of
         Incorporation, as amended, dated June 22, 1993.

3.3      Certificate of Designations, Preferences and Rights of a
         Series of Preferred Stock of the Company establishing Series
         A Junior Participating Cumulative Preferred Stock dated May
         1, 1995 (included as Exhibit 3.2 to the Company's Annual
         Report on Form 10-K dated May 1, 1996, and incorporated
         herein by reference).                                             *

3.4      By-Laws of the Company, as amended (included as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q dated December
         12, 1995 and incorporated herein by reference).                   *

4.1 Shareholder Rights Agreement dated as of May 1, 1995 between the Company and its transfer agent (included as Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 1, 1995, and
         incorporated herein by reference).                                *

10.1     1987 Incentive Stock Option Plan, as amended (included as
         Exhibit 10.1 to the Company's Annual Report on Form 10-K dated
         April 29, 1993, and incorporated herein by reference).            *

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

10.4     Executive Incentive Plan effective through the fiscal year ended January 28, 1995 (included as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended January 28, 1994,
         and incorporated herein by reference).                            *

10.5 License Agreement between the Company and Levi Strauss & Co. dated as of April 14, 1992 (included as Exhibit 10.8 to the Company's Annual Report on Form 10-K dated April 29, 1993, and incorporated
         herein by reference).                                             *

10.6     Credit Agreement among the Company, BayBank Boston, N.A.
         ("BayBank"), and State Street Bank and Trust Company
         ("State Street") dated as of November 17, 1994 (included as
         Exhibit 1 to the Company's Current Report on Form 8-K dated
         November 22, 1994, and incorporated herein by reference).         *

10.7 Amendment dated June 2, 1995 to the Credit Agreement among the Company, BayBank, and State Street dated as of November 17,
         1994 (included as Exhibit 10.18 to the Company's Quarterly
         Report on Form 10-Q dated September 12, 1995, and incorporated
         herein by reference).                                             *

10.8     Amendment dated May 8, 1996 to the Credit Agreement among
         the Company, BayBank, and State Street dated as of November 17, 1994 (included as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 6, 1996, and incorporated herein by
         reference).                                                       *

10.9 Consulting Agreement between the Company and Stanley I. Berger dated December 21, 1994 (included as Exhibit 10.7 to the
         Company's Annual Report on Form 10-K, dated April 28, 1995,
         and incorporated herein by reference).                            *

10.10 Participation Agreement among Designs JV Corp. (the "Designs Partner"), the Company, LDJV Inc. (the "LOS Partner"),
         Levi's Only Stores, Inc. ("LOS"), Levi Strauss & Co. ("LS&CO")
         and Levi Strauss Associates Inc. ("LSAI") dated January 28,
         1995 (included as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated herein
         by reference).                                                    *

10.11    Partnership Agreement of The Designs/OLS Partnership (the
         "OLS Partnership" between the LOS Partner and the Designs
         Partner dated January 28, 1995 (included as Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 24, 1995, and
         incorporated herein by reference).                                *

10.12    Glossary executed by the Designs Partner, the Company, the
         LOS Partner, LOS, LS&CO, LSAI and the OLS Partnership dated
         January 28, 1995 (included as Exhibit 10.3 to the Company's
         Current Report on Form 8-K dated April 24, 1995, and
         incorporated herein by reference).                                *

10.13    Sublicense Agreement between LOS and the LOS Partner dated
         January 28, 1995 (included as Exhibit 10.4 to the Company's
         Current Report on Form 8-K dated April 24, 1995, and
         incorporated herein by reference).                                *

10.14    Sublicense Agreement between the LOS Partner and the OLS
         Partnership (included as Exhibit 10.5 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated
         herein by reference).                                             *

10.15 License Agreement between the Company and the OLS Partnership (included as Exhibit 10.6 to the Company's Current Report on
         Form 8-K dated April 24, 1995, and incorporated herein
         by reference).                                                    *

10.16    Administrative Services Agreement between the Company and
         the OLS Partnership dated January 28, 1995 (included as
         Exhibit 10.7 to the Company's Current Report on Form 8-K
         dated April 24, 1995, and incorporated herein by reference).      *

10.17    Asset Purchase Agreement between LOS and the Company relating to the stores located in Minneapolis, Minnesota dated January
         28, 1995 (included as Exhibit 10.9 to the Company's Current
         Report on Form 8-K dated April 24, 1995, and incorporated
         herein by reference).                                             *

10.18    Asset Purchase Agreement between LOS and the Company relating to the store located in Cambridge, Massachusetts dated January
         28, 1995 (included as Exhibit 10.10 to the Company's Current
         Report on Form 8-K dated April 24, 1995, and incorporated
         herein by reference).                                             *

10.19    Asset Purchase Agreement among Boston Trading Ltd., Inc.,
         Designs Acquisition Corp., the Company and others dated
         April 21, 1995 (included as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q dated September 12, 1995, and
         incorporated herein by reference).                                *

10.20    Non-Negotiable Promissory Note between the Company and
         Atlantic Harbor, Inc., formerly known as Boston Trading Ltd.,
         Inc., dated May 2, 1995 (included as Exhibit 10.17 to the
         Company's Quarterly Report on Form 10-Q dated September 12,
         1995, and incorporated herein by reference).                      *

10.21 Employment Agreement dated as of October 16, 1995 between the Company and Joel H. Reichman (included as Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 6, 1995,
         and incorporated herein by reference).                            *

10.22 Employment Agreement dated as of October 16, 1995 between the Company and Scott N. Semel (included as Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 6, 1995,
         and incorporated herein by reference).                            *

10.23 Employment Agreement dated as of October 16, 1995 between the Company and Mark S. Lisnow (included as Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 6, 1995,
         and incorporated herein by reference).                            *

10.24 Employment Agreement dated as of October 16, 1995 between the Company and William D. Richins (included as Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 6, 1995,
         and incorporated herein by reference).                            *

11.      Schedule re: computation of per share earnings

27       Financial Data Schedule

99 Report of the Company dated April 30, 1996 concerning certain cautionary statements of the Company to be taken into account in conjunction with the consideration and review of the Company's publicly disseminated documents (including oral statements made by others on behalf of the Company) that include forward looking information.

* Previously filed with the Securities and Exchange Commission.

Exhibit 11.  Statement Re:  Computation of Per Share Earnings

                            Three Months      Twelve Months
                                Ended             Ended
                           5/4/96    4/29/95    5/4/96   4/29/95
                           ------    -------    ------    ------
                           (In thousands, except per share data)


Net(loss)income           $(1,145)    $1,597    $7,054   $18,400

Weighted average
shares outstanding
during the period          15,812     15,756    15,778    15,867

Net(loss) income per
common and common
equivalent share           $(0.07)     $0.10     $0.45    $ 1.16
                           -------      -----    -----     -----

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           DESIGNS, INC.



                                           By: /s/ William D. Richins
                                               ------------------------
                                               William D. Richins
                                                Chief Financial Officer


Dated:    June 17, 1995