Form 10-Q
period 1996-08-03
DESIGNS INC
filed 1996-09-17
CIK 813298

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


Quarter Ended:  August 3, 1996                  Commission File Number:  0-15898


                                DESIGNS, INC.
                                -------------
                        (Exact name of registrant as
                          specified in its charter)



           Delaware                                            04-2623104
- -------------------------------                             -------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)


        66 B Street, Needham, MA                                  02194
- ----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)



                                (617) 444-7222
                                --------------
            (Registrant's telephone number, including area code)



Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X     No
    -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Class                              Outstanding as of August 3, 1996
      -----                              --------------------------------

      Common                             15,819,294 shares

                                DESIGNS, INC.
                         CONSOLIDATED BALANCE SHEETS

                         August 3, 1996, July 29, 1995 and February 3, 1996
                                 (In thousands, except share data)
                                           (Unaudited)

                                                              August 3,   July 29,   February 3,
                                                                1996        1995        1996
                                                              ---------   --------   -----------
     ASSETS

Current Assets:
     Cash and cash equivalents                                $ 15,771    $  8,293    $ 13,941
     Short-term investments                                       --           --        5,978
     Accounts receivable                                           421         909         473
     Inventories                                                64,610      62,580      58,008
     Deferred income taxes                                         922       1,579         922
     Pre-opening costs, net                                        251       1,286         884
     Prepaid income taxes                                        1,308           0         126
     Prepaid expenses                                            4,056       1,382       3,842
                                                              --------    --------    --------
            Total current assets                                87,339      76,029      84,174

Property and equipment, net of accumulated
 depreciation and amortization                                  41,000      33,049      36,083

Other assets:
     Long-term investments                                       5,766      12,978       6,050
     Deferred income taxes                                       2,737       1,505       2,698
     Intangible assets                                           2,716       2,563       2,901
     Other assets                                                  662         771         743
                                                              --------    --------    --------

              Total assets                                    $140,220    $126,895    $132,649
                                                              ========    ========    ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                         $ 12,868    $  9,909    $  8,185
     Accrued expenses and other current
      liabilities                                               11,787       8,782       8,346
     Accrued rent                                                2,739       2,986       2,586
     Income taxes payable                                         --           458         --
     Current portion of long-term note                           1,000         500         500
                                                              --------    --------    --------
            Total current liabilities                           28,394      22,635      19,617

     Long-term note payable                                       --           500         500

Minority interest (Note 2)                                       6,371       4,808       6,447

Stockholders' equity:
     Preferred Stock, $0.01 par value, 1,000,000 shares
     authorized, none issued
     Common Stock, $0.01 par value, 50,000,000 shares
     authorized, 15,819,000, 15,812,000 and 15,818,000
     shares issued at August 3, 1996, July 29, 1995
     and February 3, 1996 respectively                             158         158         158
     Additional paid-in capital                                 52,784      52,650      52,767
     Retained earnings                                          52,513      46,144      53,160
                                                              --------    --------    --------
            Total stockholders' equity                         105,455      98,952     106,085
                                                              --------    --------    --------

              Total liabilities and stockholders' equity      $140,220    $126,895    $132,649
                                                              ========    ========    ========

              The accompanying notes are an integral part of the
                      consolidated financial statements

                                DESIGNS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                                 (Unaudited)

                                                           Three Months Ended
                                                          --------------------
                                                          August 3,   July 29,
                                                            1996        1995
                                                          ---------   --------
Sales                                                      $66,524    $66,993
Cost of goods sold including
 occupancy                                                  45,959     47,115
                                                           -------    -------

Gross profit                                                20,565     19,878

Expenses:
 Selling, general and administrative                        17,177     15,939
 Restructuring (income)                                       --         --
 Depreciation and amortization                               2,666      2,083
                                                           -------    -------
Total expenses                                              19,843     18,022
                                                           -------    -------

Operating income (loss)                                        722      1,856

Interest expense                                                44         65
Interest income                                                262        252
                                                           -------    -------


Income (loss) before minority interest
and income taxes                                               940      2,043

Less minority interest                                           1         16
                                                           -------    -------

Income (loss) before income taxes                              939      2,027

Provision (benefit) for income taxes                           385        834
                                                           -------    -------

Net income (loss)                                          $   554    $ 1,193
                                                           =======    =======


Net income (loss) per common and
 common equivalent share                                   $  0.04    $  0.08

Weighted average common and common
 equivalent shares outstanding                              15,817     15,763

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                                DESIGNS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                                 (Unaudited)

                                              Six Months Ended
                                           ----------------------
                                           August 3,     July 29,
                                             1996          1995
                                           ---------     --------
Sales                                      $125,860      $124,329
Cost of goods sold including
 occupancy                                   89,138        88,255
                                           --------      --------

Gross profit                                 36,722        36,074

Expenses:
 Selling, general and administrative         33,237        30,115
 Restructuring (income)                        --          (2,200)
 Depreciation and amortization                5,150         3,947
                                           --------      --------
Total expenses                               38,387        31,862
                                           --------      --------

Operating income (loss)                      (1,665)        4,212

Interest expense                                 88            87
Interest income                                 580           723
                                           --------      --------


Income (loss) before minority interest
and income taxes                             (1,173)        4,848

Less minority interest                         (144)          106
                                           --------      --------

Income (loss) before income taxes            (1,029)        4,742

Provision (benefit) for income taxes           (438)        1,952
                                           --------      --------

Net income (loss)                          $   (591)     $  2,790
                                           ========      ========


Net income (loss) per common and
 common equivalent share                   $  (0.04)     $   0.18

Weighted average common and common
 equivalent shares outstanding               15,814        15,760


             The accompanying notes are an integral part of the
                     consolidated financial statements.


                                DESIGNS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                                 (Unaudited)

                                           Twelve Months Ended
                                          ---------------------
                                          August 3,    July 29,
                                            1996         1995
                                          ---------   ---------
Sales                                     $302,605     $284,889
Cost of goods sold including
 occupancy                                 212,872      195,292
                                          --------     --------

Gross profit                                89,733       89,597

Expenses:
 Selling, general and administrative        70,110       58,518
 Restructuring (income)                       --         (5,400)
 Depreciation and amortization               9,955        7,480
                                          --------     --------
Total expenses                              80,065       60,598
                                          --------     --------

Operating income (loss)                      9,668       28,999

Interest expense                               197          114
Interest income                              1,448        1,443
                                          --------     --------


Income (loss) before minority interest
and income taxes                            10,919       30,328

Less minority interest                         175          106
                                          --------     --------

Income (loss) before income taxes           10,744       30,222

Provision (benefit) for income taxes         4,352       12,252
                                          --------     --------

Net income (loss)                         $  6,392     $ 17,970
                                          ========     ========


Net income (loss) per common and
 common equivalent share                  $   0.40     $   1.14

Weighted average common and common
 equivalent shares outstanding              15,793       15,812

             The accompanying notes are an integral part of the
                     consolidated financial statements.

                                DESIGNS, INC.
                          STATEMENTS OF CASH FLOWS
                          (In thousands-Unaudited)

                                                                     Six Months Ended
                                                                  ---------------------
                                                                  August 3,    July 29,
                                                                     1996        1995
                                                                  ---------    --------
Cash flows from operating activities:
        Net (loss) income                                          $  (591)    $  2,790
        Adjustments to reconcile to net cash
         provided by operating activities:
             Depreciation and amortization                           5,150        3,947
             Minority interest                                        (144)         106
             Loss on sale of investments                              --             48
             Loss from disposal of property and equipment              182          212

        Changes in operating assets and liabilities:
             Accounts receivable                                        52        3,267
             Inventories                                            (6,602)      (6,914)
             Prepaid expenses                                         (214)        (169)
             Income taxes payable                                   (1,182)         458
             Accounts payable                                        4,683       (3,301)
             Accrued expenses and other current liabilities          3,995        2,838
             Accrued rent                                              153       (4,704)
                                                                   -------     --------
        Net cash provided by (used for) operating activities         5,482       (1,422)
                                                                   -------     --------

Cash flows from investing activities:
             Additions to property and equipment                    (9,828)      (9,808)
             Incurrence of pre-opening costs                          (138)      (1,198)
             Proceeds from disposal of property and equipment           13          170
             Sale and maturity of investments                        6,168        3,501
             Reduction in other assets                                 116           23
                                                                   -------     --------
        Net cash (used in) investing activities                     (3,669)      (7,312)
                                                                   -------     --------

Cash flows from financing activities:
             Payment for aquisition of a business                     --         (5,428)
             Issuance of common stock under option program (1)          17           31
                                                                   -------     --------
        Net cash provided by (used for) financing activities            17       (5,397)
                                                                   -------     --------
Net increase (decrease) in cash and cash equivalents                 1,830      (14,131)
Cash and cash equivalents:
        Beginning of the year                                       13,941       22,424
                                                                   -------     --------
        End of the quarter                                         $15,771     $  8,293
                                                                   =======     ========

Supplementary Cash Flow Disclosure
             Cash paid, net:
              Interest                                             $    43     $     46
              Taxes                                                    722        1,592

        (1) Including tax related benefit.

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                                  DESIGNS, INC.
                   Notes to Consolidated Financial Statements

1. Basis of Presentation

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim consolidated financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes contained in the Company's audited consolidated financial statements for the fiscal year ended February 3, 1996. The Company's business has historically been seasonal in nature and the results of the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

2. Minority Interest

On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company, entered into a partnership agreement with LDJV Inc. (the "Partnership Agreement") establishing a joint venture to sell Levi's[Registered Trademark] brand products and jeans-related products in Original Levi's[Registered Trademark] Stores and Levi's[Registered Trademark] Outlet stores. LDJV Inc. is a wholly-owned subsidiary of Levi's Only Stores, Inc., which is a wholly-owned subsidiary of Levi Strauss & Co. The partnership established pursuant to the Partnership Agreement is known as The Designs/OLS Partnership (the "OLS Partnership").

The operating results of the OLS Partnership are consolidated with the financial statements of the Company for the three, six and twelve months ended August 3, 1996. Minority interest at August 3, 1996 represents LDJV Inc.'s 30% interest in the OLS Partnership.

In accordance with the Partnership Agreement, the OLS Partnership distributed $155,000 to its partners for the six months ended July 29, 1995. This cash distribution represented funds sufficient to pay taxes associated with the earnings of the Partnership for the six month period ended July 29, 1995. There have been no cash distributions made during the first six months of fiscal 1996.

3. Restructuring

In fiscal 1993, the Company recorded a non-recurring pre-tax charge of $15.0 million which covered the costs associated with the closing of 15 of its poorest performing Designs stores. The costs to close these 15 stores totaled $9.6 million, comprised of $6.1 million of cash and $3.5 million of noncash costs. Total costs of $9.6 million to close the 15 stores were less than the original pre-tax estimate, primarily due to favorable negotiations with landlords. A portion of the remaining reserve of $5.4 million was recognized in the first quarter of 1995 and the remaining portion was recognized in the fourth quarter of fiscal 1994 as non-recurring pre-tax income.

                                  DESIGNS, INC.
                   Notes to Consolidated Financial Statements

4. Boston Trading Ltd., Inc. Acquisition

On May 2, 1995, the Company acquired certain assets of Boston Trading Ltd., Inc. In accordance with the terms of the Asset Purchase Agreement dated April 21, 1995, the Company paid $5.4 million in cash, financed by operations, and delivered a non-negotiable promissory note in the principal amount of $1 million payable in two equal annual installments through May 1997 (the "Purchase Note").

In the first quarter of fiscal 1996, the Company asserted certain indemnification rights under the Asset Purchase Agreement. In accordance with the Asset Purchase Agreement the Company, when exercising its indemnification rights, has the right to offset against the payment of principal and interest due and payable under the Purchase Note. Accordingly, the Company did not make the $500,000 payment of principal on the Purchase Note that was due on May 2, 1996. The Company has paid all interest through May 2, 1996 in accordance with the terms of the Purchase Note.


5. Credit Facility

On July 24, 1996, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with BayBank, N.A. and State Street Bank and Trust Company under which the banks established a credit facility for the Company. This credit facility, which terminates on June 30, 1999, consists of:
(i) a revolving line of credit permitting the Company to borrow up to $15 million, and (ii) a commercial and trade letters of credit facility under which letters of credit, in aggregate amounts up to $45 million, may be issued for the Company's inventory purchases. Under the revolving line of credit portion of the facility, the Company has the ability to issue standby letters of credit up to $750,000. Loans made under this portion of the facility bear interest, subject to adjustment, at BayBank, N.A.'s prime rate or LIBOR-based fixed rate. The Company may increase the letters of credit portion of the facility in increments of $15 million up to a total of $45 million. The terms of the Credit Agreement require the Company to maintain specific net worth, inventory turnover and cash flow ratios. At August 3, 1996, the Company had outstanding letters of credit totaling approximately $9.4 million.

Part I. Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations

RESULTS OF OPERATIONS

Sales for the second quarter of fiscal 1996 decreased 1 percent to $66.5 million from $67.0 million in the second quarter of fiscal 1995. Sales for the six month year to date and rolling twelve month periods increased 1 percent and 6 percent, respectively, over sales in the prior year. Comparable store sales decreased 7 percent for the second quarter of fiscal 1996 and 7 percent for the year to date period. Comparable stores are retail locations that are open at least 13 months. Of the 153 stores that the Company operated as of August 3, 1996, 140 were comparable stores.

Gross margin rate, including the costs of occupancy, for the second quarter equaled 30.9 percent of sales, compared with 29.7 percent of sales for the second quarter in the prior year. The improvement was due to an increase in the percentage of business generated from higher margin store formats, partially offset by the deleveraging of occupancy expenses on the lower than expected sales base. For the six month periods, gross margin rate remained relatively unchanged at 29.2 percent of sales and 29.0 percent of sales for the periods ending August 3, 1996 and July 29, 1995, respectively. For the rolling twelve month periods, gross margin decreased to 29.7 percent of sales as compared to
31.4 percent of sales in the prior period primarily due to increased occupancy costs.

Selling, general and administrative expenses for the second quarter equaled 25.8 percent of sales, compared with 23.8 percent in the prior year, the increase was primarily attributable to the costs associated with infrastructure expenses associated with the development of the vertically integrated Boston Traders[Registered Trademark] brand and lower than anticipated sales results for the quarter. This increase was partially offset by a decrease in the level of store payroll expense, which equaled 11.6 percent of sales as compared with 12.3 percent in the prior year. Selling, general and administrative expenses for the six months and rolling twelve months equaled 26.4 percent and 23.2 percent of sales, respectively, compared to 24.2 percent and 20.5 percent of sales in comparable periods in the prior year. The increase is similarly attributable to the acquisition and development of the Boston Traders[Registered Trademark] brand.

In fiscal 1993, the Company recorded a non-recurring pre-tax charge of $15.0 million which covered the costs associated with the closing of 15 of its poorest performing Designs stores. Total costs of $9.6 million, comprised of $6.1 million of cash and $3.5 million of noncash costs, to close the 15 stores were less than the original pre-tax estimate, primarily due to favorable negotiations with landlords. A portion of the remaining reserve of $5.4 million was recognized in the first quarter of 1995 and the remaining portion was recognized in the fourth quarter of fiscal 1994 as non-recurring pre-tax income.

Depreciation and amortization expense of $2.6 million, $5.1 million and $10.0 million for the three, six and twelve month periods increased by 28.0 percent,
30.0 percent and 33.1 percent, respectively, as compared to the comparable periods in the prior year. Increased depreciation and amortization expense reflected increased capital expenditures associated with new store openings, the Company's new corporate office, and the upgrade of information and technology systems hardware and merchandising management software.

Interest expense was $44,000 and $65,000 in the second quarter of fiscal 1996 and fiscal 1995, respectively. This reduction is attributable to the decrease in the average borrowing balance. For the six month year to date period interest expense increased to $88,000 from $87,000 in the prior period. On a rolling 12 month basis, interest expense increased to $197,000 as compared to $114,000 in the prior period. The increase is attributable to interest payments made in connection with the non-negotiable promissory note issued in conjunction with the acquisition of certain assets of Boston Trading, Ltd., Inc. in May 1995. There were no borrowings under the revolving credit facility during the first six months of fiscal 1996.

Interest income for the second quarter was $262,000 compared to $252,000 in the second quarter of fiscal year 1995. The increase in interest income is attributable to higher investment yields as compared to the prior year. For the six month period interest income of $580,000 decreased compared with

$723,000 for the same period last year. This decrease was primarily the result of a lower average investment balance as compared to the prior year. For the rolling 12 month period, interest income increased from $1.1 million in the prior period to $1.4 million for such period ending August 3, 1996 due to higher investment yields.

Net income for the second quarter of fiscal year 1996 was $554,000 or $0.04 per share, compared with net income of $1.2 million, or $.08 per share, for the second quarter in the prior fiscal year. For the six month period ended August 3, 1996 the Company reported a loss of ($591,000), or ($0.04) per share compared with $2.8 million, or $0.18 per share, for the corresponding period in the prior year. The results for the six months ended July 29, 1995, included the recognition of $2.2 million, or $0.08 per share, of non-recurring pretax income related to the fiscal 1993 restructuring program as more fully described above.

Net income, on a rolling 12 month basis, was $6.4 million, or $0.40 per share, as compared with $18 million, or $1.14 per share in the prior comparable period. Net income for the twelve month period ended July 29, 1995 included the impact of restructuring income of $5.4 million or $0.20 per share.

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

The Company's primary cash needs are for operating expenses, including cash outlays associated with the development of the Boston Traders[Registered Trademark] branded product line, seasonal inventory purchases and capital expenses for information technology and new and remodeled stores and acquisitions.

WORKING CAPITAL AND CASH FLOWS
To date, the Company has financed its working capital requirements and expansion program with cash flow from operations, borrowings and proceeds from Common Stock offerings. Cash provided by operations for the first six months of fiscal 1996 was $5.5 million as compared to cash used for operations of $1.4 million for the comparable six month period in the prior fiscal year.

The Company's working capital at August 3, 1996 was approximately $58.9 million compared to approximately $53.4 million on July 29, 1995. This increase was attributable to the maturity of certain long-term investments.

At August 3, 1996 total inventories were $64.6 million an increase of $2.0 million from the prior year. This increase is primarily due to new store openings, offset partially by a reduction in inventory due to closed stores and continued efforts by the Company to manage inventory levels.

The Company's trade payables to Levi Strauss & Co., its principal vendor, generally are due 30 days after the date of invoice. Variations in the amount of trade payables outstanding at the end of different periods relate to the timing of purchases. In the second quarter of fiscal 1995, the Company began sourcing its own merchandise with various off-shore and domestic vendors. To date, payment to these vendors has been through the issuance of letters of credit, which require payment upon shipment of merchandise. The Company anticipates that the use of this payment method will be proportionate to its Boston Traders[Registered Trademark] product purchases.

On July 24, 1996, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with BayBank, N.A. and State Street Bank and Trust Company under which the banks established a credit facility for the Company. This credit facility, which terminates on June 30, 1999, consists of:
(i) a revolving line of credit permitting the Company to borrow up to $15 million, and (ii) a commercial and trade letters of credit facility under which letters of credit, in aggregate amounts up to $45 million, may be issued for the Company's inventory purchases. Under the revolving line of credit portion of the facility, the Company has the ability to issue standby letters of credit up to $750,000. Loans made under this portion of the facility bear interest, subject to adjustment, at BayBank, N.A.'s prime rate or LIBOR-based fixed rate. The Company may increase the letters of credit portion of the facility in increments of $15 million up to a total of $45 million. The terms of the Credit Agreement require the Company to maintain specific net worth, inventory turnover and cash flow ratios. At August 3, 1996, the Company had outstanding letters of credit totaling approximately $9.4 million.

On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company, and a subsidiary of Levi's Only Stores, Inc., a wholly-owned subsidiary of Levi Strauss & Co., entered into a partnership agreement (the "Partnership Agreement") to sell Levi's[Registered Trademark] brand products and jeans-related products. The joint venture that was established by the Partnership Agreement is known as The Designs/OLS Partnership (the "OLS Partnership"). The term of the joint venture is ten years; however, the Partnership Agreement contains certain exit rights that enable either partner to buy the other partner's interest or sell its own interest, in the joint venture after five years. The OLS Partnership may open up to thirty-five to fifty Original Levi's[Registered Trademark] Stores and Levi's[Registered Trademark] Outlet stores throughout eleven Northeast states and the District of Columbia through the end of fiscal 1999. At the end of the second quarter of fiscal 1996 there were eleven Original Levi's[Registered Trademark] Stores and eight Levi's[Registered Trademark] Outlet stores.

In June 1994, Levi Strauss & Co. advised the Company that it did not see any additional growth in the Levi's[Registered Trademark] Outlet by Designs store format, other than additional outlet stores that might be opened by the OLS Partnership. As such, the Company does not currently plan to open any Levi's[Registered Trademark] Outlet by Designs stores during fiscal 1996. In addition, the OLS Partnership is opening its own outlet stores, which may impact the availability of goods to the Levi's[Registered Trademark] Outlet by Designs stores.

It is the intention of the partners in the joint venture that the OLS Partnership's working capital and funds for its future expansion will come from its operations, capital contributions, loans from the partners and borrowings from third parties.

CAPITAL EXPENDITURES

In the second quarter of fiscal 1995, the Company acquired certain assets of Boston Trading Ltd., Inc. This acquisition was completed so that the Company would own the Boston Traders[Registered Trademark] brand name, certain Boston Traders[Registered Trademark] outlet store assets, various trademark licenses and inventory. The Company currently plans to use the Boston Traders[Registered Trademark] brand to transition from being a single vendor retailer to a vertically integrated retailer featuring the Boston Traders[Registered Trademark] brand and select Levi Strauss & Co. brands. In the spring of fiscal 1997, barring unforeseen circumstances, the Company plans to open up to five to seven new specialty stores which will predominantly feature Boston Traders[Registered Trademark] brand product.

During the first six months of fiscal 1996, the Company remodeled five Levi's[Registered Trademark] Outlet by Designs stores and one Boston Traders[Registered Trademark] outlet store. Total cash outlays of $9.8 million during both the first six months of the fiscal year 1996 and 1995, represent the costs of new and remodeled stores, relocation of corporate facilities as well as other corporate capital spending during the periods. Barring unforeseen circumstances, the OLS Partnership plans to open one Levi's[Registered Trademark] Outlet store during the remainder of fiscal 1996.

The Company continually evaluates discretionary investments in new projects that may complement its existing business. Further, as leases expire, the Company continues to evaluate the performance of its existing stores. As a result of this process, certain store locations could be closed or relocated within a shopping center in the future.

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


ITEM 6. Exhibits and Reports on Form 8-K

        A. Reports on Form 8-K:

The Company reported under item 5 of Form 8-K, dated July 26, 1996, that Carolyn
R. Faulkner was promoted on July 16, 1996, to the additional office of Chief Financial Officer of the Company.

The Company reported under item 5 on Form 8-K, dated August 7, 1996, that on July 24, 1996 the Company entered into an Amended and Restated Credit Agreement among the Company, BayBank, N.A. and State Street Bank and Trust Company.

        B. Exhibits:

3.1     Restated Certificate of Incorporation of the Company, as
        amended (included as Exhibit 3.1 to Amendment No. 3 to the
        Company's Registration Statement on Form S-1 (No. 33-13402),
        and incorporated herein by reference).                                 *

3.2     Certificate of Amendment to Restated Certificate of
        Incorporation, as amended, dated June 22, 1993 (included as
        Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q
        dated June 17, 1996, and incorporated herein by reference).            *

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

3.4     By-Laws of the Company, as amended (included as Exhibit 3.1 to the Company's Quarterly Report on form 10-Q dated December 12,
        1995, and incorporated herein by reference).                           *

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

10.4 Senior Executive Incentive Plan effective for the fiscal year ending February 1, 1997.

10.5    License Agreement between the Company and Levi Strauss & Co.
        dated as of April 14, 1992 (included as Exhibit 10.8 to the
        Company's Annual Report on Form 10-K dated April 29, 1993, and
        incorporated herein by reference.                                      *

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

10.8    Amendment dated May 8, 1996 to the Credit Agreement among the
        Company, BayBank Boston, N.A., and State Street Bank and Trust
        Company dated as of November 17, 1994 (included as 10.1 to the
        Company's Annual Report on Form 8-K dated June 6, 1996, and
        incorporated herein by reference).                                     *

10.9    Amended and Restated Credit Agreement among the Company,
        BayBank, N.A., and State Street Bank and Trust Company
        dated as of July 24, 1996 (included as Exhibit 10.1 to the
        Company's Current Report on Form 8-K dated August 7, 1996,
        and incorporated herein by reference).                                 *

10.10   Consulting Agreement between the Company and Stanley I. Berger dated December 21, 1994 (included as Exhibit 10.7 to the
        Company's Annual Report on Form 10-K, dated April 28, 1995,
        and incorporated herein by reference).                                 *

10.11   Participation Agreement among Designs JV Corp. (the "Designs
        Partner"), the Company, LDJV Inc. (the "LOS Partner"), Levi's
        Only Stores, Inc. ("LOS"), Levi Strauss & Co. ("LS&CO") and
        Levi Strauss Associates Inc. ("LSAI") dated January 28, 1995
        (included as Exhibit 10.1 to the Company's Current Report on
        Form 8-K dated April 24, 1995, and incorporated herein by
        reference).                                                            *

10.12 Partnership Agreement of The Designs/OLS Partnership (the "OLS Partnership") between the LOS Partner and the Designs Partner dated January 28, 1995 (included as Exhibit 10.2 to the
        Company's Current Report on Form 8-K dated April 24, 1995, and
        incorporated herein by reference).                                     *

10.13   Glossary executed by the Designs Partner, the Company, the LOS
        Partner, LOS, LS&CO, LSAI and the OLS Partnership dated
        January 28, 1995 (included as Exhibit 10.3 to the Company's
        Current Report on Form 8-K dated April 24, 1995, and
        incorporated herein by reference).                                     *

10.14   Sublicense Agreement between LOS and the LOS Partner dated
        January 28, 1995 (included as Exhibit 10.4 to the Company's
        Current Report on Form 8-K dated April 24, 1995, and
        incorporated herein by reference).                                     *

10.15   Sublicense Agreement between the LOS Partner and the
        Partnership dated January 28, 1995 (included as Exhibit 10.5 to the Company's Current Report on Form 8-K dated April 24, 1995,
        and incorporated herein by reference).                                 *

10.16   License Agreement between the Company and the OLS Partnership dated January 28, 1995 (included as Exhibit 10.6 to the
        Company's Current Report on Form 8-K dated April 24, 1995, and
        incorporated herein by reference).                                     *

10.17   Administrative Services Agreement between the Company and the
        OLS Partnership dated January 28, 1995 (included as Exhibit
        10.7 to the Company's Current Report on Form 8-K dated April
        24, 1995, and incorporated herein by reference).                       *

10.18   Asset Purchase Agreement between LOS and the Company relating to the stores located in Minneapolis, Minnesota dated January
        28, 1995 (included as Exhibit 10.9 to the Company's Current
        Report on Form 8-K dated April 24, 1995, and incorporated
        herein by reference).                                                  *

10.19   Asset Purchase Agreement between LOS and the Company relating to the store located in Cambridge, Massachusetts dated
        January 28, 1995 (included as Exhibit 10.10 to the Company's
        Current Report on Form 8-K dated April 24, 1995, and
        incorporated herein by reference).                                     *

10.20   Asset Purchase Agreement among Boston Trading Ltd., Inc.,
        Designs Acquisition Corp., the Company and others dated April
        21, 1995 (included as 10.16 to the Company's Quarterly Report on Form 10-Q dated September 12, 1995, and incorporated herein
        by reference).                                                         *

10.21   Non-Negotiable Promissory Note between the Company and
        Atlantic Harbor, Inc., formerly known as Boston Trading Ltd.,
        Inc., dated May 2, 1995 (included as 10.17 to the Company's
        Quarterly Report on Form 10-Q dated September 12, 1995, and
        incorporated herein by reference).                                     *

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

10.25   Employment Agreement dated as of October 16, 1995 between the
        Company and William D. Richins (included as Exhibit 10.4 to the Company's Report on Form 8-K dated December 6, 1995, and
        incorporated herein by reference).                                     *

10.26 Employee Separation Agreement dated as August 7, 1996 between the Company and William D. Richins.

11.     Statement Re: Computation of Per Share Earnings

27.     Financial Data Schedule

99. Report of the Company dated April 30, 1996 concerning certain cautionary statements of the Company to be taken into account in conjunction with the consideration and review of the
        company's publicly disseminated documents (including oral
        statements made by others on behalf of the Company) that
        include forward looking information (included as Exhibit 99 to the Company's Current Report on Form 8-K dated April 30, 1996,
        and incorporated herein by reference).                                *

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            DESIGNS, INC.



                                            By: /s/ Carolyn R. Faulkner
                                               ---------------------------
                                               Carolyn R. Faulkner,
                                               Chief Financial Officer




Dated:   September 17, 1996