Form 10-Q/A
period 1996-08-03
DESIGNS INC
filed 1996-12-16
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A
                 Amendment to Quarterly Report Under Section 13
                or 15(d) of the Securities Exchange Act of 1934


Quarter Ended August 3, 1996       Commission File Number   0-15898


                                 DESIGNS, INC.
                                 -------------
                          (Exact name of registrant as
                           specified in its charter)



          Delaware                                04-2623104
-----------------------------------     ------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)


     66 B Street, Needham, MA                           02194
----------------------------------------          --------------------
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

          Common                   15,819,294 shares

                                 AMENDMENT NO 1

     The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the quarter ended August 3, 1996 by adding the following item to such Report:

"ITEM 4.  Submission of Matters to a Vote of Security Holders

     On June 11, 1996, the Company held its Annual Meeting of Stockholders. At the meeting, stockholders holding at least 14,298,180 shares of the Company's Common Stock, $0.01 par value, cast votes in favor of the election of each of Stanley I. Berger, Joel H. Reichman, James G. Groninger, Bernard M. Manuel, Melvin I. Shapiro and Peter L. Thigpen as directors of the Company and no more than 556,963 shares were withheld from any one of the foregoing."


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.

                                        DESIGNS, INC.



Date:  December 16, 1996                By: /s/ Scott N. Semel
                                            ------------------------------
                                            Scott N. Semel, Executive Vice
                                            President and Secretary