Form 10-Q
period 1996-11-02
DESIGNS INC
filed 1996-12-17
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


Quarter Ended November 2, 1996          Commission File Number   0-15898


                                 DESIGNS, INC.
                                 -------------

                          (Exact name of registrant as
                           specified in its charter)



         Delaware                                      04-2623104
------------------------------               ------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

     66 B Street, Needham, MA                                  02194
-----------------------------------                          ---------
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

Yes  X       No
    ------     -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding as of November 2, 1996
          -----                    ----------------------------------
          Common                         15,751,983 shares

                                  DESIGNS, INC.
                           CONSOLIDATED BALANCE SHEETS
             November 2, 1996, October 28, 1995 and February 3, 1996
                     (In thousands, except share data)
                                 (Unaudited)

                               November 2,   October 28,  February 3,
                                   1996         1995        1996
                                --------      --------    ---------
  ASSETS
Current assets:
  Cash and cash equivalents      $ 19,954    $ 18,367     $ 13,941
  Short-term investments              ---         ---        5,978
  Accounts receivable                 838         970          473
  Inventories                      70,766      63,801       58,008
  Deferred income taxes               922       1,579          922
  Pre-opening costs, net              202       1,236          884
  Prepaid expenses                  5,142       1,092        3,968
                                   ------       -----        -----
  Total current assets             97,824      87,045       84,174

Property and equipment, net of
accumulated depreciation and
amortization                       39,652      34,473       36,083

Other assets:
  Long-term investments             5,847      11,514        6,050
  Deferred income taxes             2,720       1,542        2,698
  Intangible assets                 3,128       2,709        2,901
  Other assets                        586         757          743
                                   ------      ------        -----

       Total assets             $ 149,757   $ 138,040    $ 132,649
                                  =======     =======      =======


  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable               $ 17,476    $ 11,811    $   8,185
  Accrued expenses and other
  current liabilities              10,354       9,224        8,346
  Accrued rent                      2,737       3,058        2,586
  Income taxes payable              1,789       2,484         ----
  Current portion of
  long-term note                    1,000         500          500
                                    -----       -----         ----
      Total current liabilities    33,356      27,077       19,617

  Long-term note payable             ----         500          500

Minority interest (Note 2)          6,510       6,526        6,447

Stockholders' equity:
  Preferred Stock, $0.01 par value,
  1,000,000 shares authorized, none
  issued Common Stock, $0.01 par
  value, 50,000,000 shares authorized,
  15,752,000, 15,746,000 and
  15,818,000 shares issued
  at November 2, 1996, October 28,
  1995 and February 3, 1996
  respectively                        159         158          158
  Additional paid-in capital       53,307      52,656       52,767
  Retained earnings                57,201      51,123       53,160
  Less treasury stock, 120,500
  shares at cost                    (776)        ----         ----
                                   ------      ------       ------
      Total stockholders' equity  109,891     103,937      106,085
                                  -------     -------      -------
       Total liabilities and
       stockholders' equity     $ 149,757   $ 138,040    $ 132,649
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

                                  DESIGNS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                 (Unaudited)

                                   Three Months Ended
                                   ------------------
                                 November 2, October 28,
                                     1996       1995
                                   --------   -------

Sales                              $ 84,958    $ 89,217
Cost of goods sold
including occupancy
                                     57,312      59,903
                                    -------      ------
Gross profit                         27,646      29,314

Expenses:
 Selling, general and
 administrative                      17,025      18,453
 Restructuring (income)                -           -
 Depreciation and
 amortization                         2,704       2,347
                                     ------      ------
Total expenses                       19,729      20,800
                                     ------      ------
Operating income                      7,917       8,514

Interest expense                         46          67
Interest income                         325         393
                                     ------      ------

Income before minority interest
and income taxes                      8,196       8,840

Less minority interest                  248         289
                                      -----       -----
Income before income taxes            7,948       8,551

Provision for income taxes            3,284       3,517
                                      -----       -----
Net income                          $ 4,664     $ 5,034
                                      =====       =====
Net income per common and common
 equivalent share                   $  0.30     $  0.32

Weighted average common and common
 equivalent shares outstanding       15,810      15,765


          The accompanying notes are an integral part of the consolidated financial statements.

                                  DESIGNS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                    Nine Months Ended
                                    -----------------
                                November 2,   October 28,
                                    1996         1995
                                   --------    -------

Sales                            $ 210,818   $ 213,546
Cost of goods sold including
 occupancy                         146,450     148,159
                                   -------     -------

Gross profit                        64,368      65,387

Expenses:
 Selling, general and
 administrative                     50,262       48,569
 Restructuring (income)                -        (2,200)
 Depreciation and
 amortization                        7,854        6,294
                                    ------       ------
Total expenses                      58,116       52,663
                                    ------       ------

Operating income                     6,252       12,724

Interest expense                       134          154
Interest income                        905        1,116
                                     -----        -----

Income before minority
interest and income taxes            7,023       13,686

Less minority interest                 104          395
                                     -----       ------
Income before income taxes           6,919       13,291

Provision for income taxes           2,846        5,469
                                     -----       ------

Net income                         $ 4,073      $ 7,822
                                     =====        =====

Net income per common and
common equivalent share             $ 0.26       $ 0.50

Weighted average common and
common equivalent shares
outstanding                         15,814       15,760


           The accompanying notes are an integral part of the consolidated financial statements.

                                  DESIGNS, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except per share data)
                                  (Unaudited)

                                  Twelve Months Ended
                                  -------------------
                               November 2,     October 28,
                                    1996         1995
                                  --------     -------

Sales                           $ 298,346    $ 293,350
Cost of goods sold
including occupancy               210,281      201,457
                                  -------      -------
Gross profit                       88,065       91,893

Expenses:
 Selling, general and
 administrative                    68,682       62,675
 Restructuring (income)               -        (5,400)
 Depreciation and
 amortization                      10,312        8,109
                                   ------       ------
Total expenses                     78,994       65,384
                                   ------       ------
Operating income                    9,071       26,509

Interest expense                      176          173
Interest income                     1,380        1,535
                                    -----        -----

Income before minority
interest and income taxes          10,275       27,871

Less minority interest                134          395
                                   ------       ------
Income before income taxes         10,141       27,476

Provision for income taxes          4,119       11,135
                                   ------       ------

Net income                          6,022       16,341
                                   ======       ======



Net income per common and
 common equivalent share           $ 0.38       $ 1.04

Weighted average common and common
equivalent shares
outstanding                        15,803       15,755

             The accompanying notes are an integral part of the
                     consolidated financial statements.

                              DESIGNS, INC.
                         STATEMENTS OF CASH FLOWS
                         (In thousands-Unaudited)

                                           Nine Months Ended
                                           -----------------
                                          November 2,   October 28,
                                            1996           1995
                                           --------     --------

Cash flows from operating
activities:
  Net income                               $ 4,073      $ 7,822
  Adjustments to reconcile to net
  cash provided by operating
  activities:
     Depreciation and amortization           7,854        6,294
     Deferred income taxes                    ---          ---
     Minority interest                         104          395
     Loss on sale of investments                17           71
     Loss from disposal of property
     and equipment                             390        1,065

  Changes in operating assets and liabilities:
     Accounts receivable                     (365)        3,253
     Inventories                          (12,758)      (8,131)
     Prepaid expenses                      (1,173)        (121)
     Income taxes payable                    1,789        2,484
     Accounts payable                        9,291      (1,399)
     Accrued expenses and
     other current liabilities               2,464        3,280
     Accrued rent                              151      (4,632)
                                            ------       ------
  Net cash provided by operating
  activities                                11,837       10,381
                                            ------       ------

Cash flows from investing activities:
     Additions to property and
     equipment                             (11,163)     (13,786)
     Incurrence of pre-opening cost           (265)      (1,508)
     Proceeds from disposal of property
     and equipment                               61          170
     Sale and maturity of investments         6,126        4,852
     Reduction (increase) in other assets       171        (157)
                                             ------       ------
  Net cash used for investing activities    (5,070)     (10,429)
                                             ------      -------
Cash flows from financing activities:
     Payment for aquisition of a
     business                                  ---       (5,428)
     Proceeds from minority shareholder        ---         1,560
     Distribution to minority shareholder      ---         (178)
     Purchase of treasury stock               (776)          ---
     Issuance of common stock under
     option program (1)                          22           37
                                              ------     -------
  Net cash used in financing activities       (754)      (4,009)
                                              ------     -------

Net increase (decrease) in cash and
cash equivalents                              6,013      (4,057)
Cash and cash equivalents:
  Beginning of the year                      13,941       22,424
                                             ------       ------
  End of the quarter                       $ 19,954     $ 18,367
                                             ======       ======



Supplementary Cash Flow Disclosure

     Cash paid, net:
      Interest                             $     84     $     70
      Taxes                                     940        3,139

  (1) Including tax benefit


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

2.   Minority Interest

On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company, entered into a partnership agreement with LDJV Inc.
(the "Partnership Agreement") establishing a joint venture to sell Levi's(R) brand products and jeans-related products in Original Levi's(R) Stores(TM) and Levi's(R) Outlet stores. LDJV Inc. is a wholly-owned subsidiary of Levi's Only Stores, Inc., which is a wholly-owned subsidiary of Levi
Strauss & Co. The partnership established pursuant to the Partnership Agreement is known as The Designs/OLS Partnership (the "OLS Partnership").

The operating results of the OLS Partnership are consolidated with the financial statements of the Company for the three, nine and twelve months ended November 2, 1996. Minority interest at November 2, 1996 represents LDJV Inc.'s 30% interest in the OLS Partnership.
In accordance with the Partnership Agreement, the OLS Partnership distributed $110,000 and $592,000 to its partners for the nine months ended November 2, 1996 and October 28, 1995, respectively. This cash distribution represented funds sufficient to pay taxes associated with the earnings of the OLS Partnership for the nine month periods ended. During the third quarter of fiscal 1995, the partners made additional capital contributions of cash totaling $5.2 million to the Partnership. There have been no capital contributions made during fiscal year 1996.

3.   Restructuring

In fiscal 1993, the Company recorded a non-recurring pre-tax charge of $15.0 million which covered the costs associated with the closing of 15 of its poorest performing Designs stores. The costs to close these 15 stores totaled $9.6 million, comprised of $6.1 million of cash and $3.5 million of noncash costs. Total costs of $9.6 million to close the 15 stores were less than the original pre-tax estimate, primarily due to favorable negotiations with landlords. A portion of the remaining reserve of $5.4 million was recognized in the fourth quarter of fiscal 1994 and the remaining portion was recognized in the first quarter of fiscal 1995 as non-recurring pre-tax income.

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

In the first quarter of fiscal 1996, the Company asserted certain indemnification rights under the Asset Purchase Agreement. In accordance with the Asset Purchase Agreement, the Company, when exercising its indemnification rights, has the right to offset against the payment of principal and interest due and payable under the Purchase Note. Accordingly, the Company did not make the $500,000 payment of principal on the Purchase Note that was due on May 2, 1996. The Company has paid all interest due through November 2, 1996 in accordance with the terms of the Purchase Note.

5.   Credit Facility

On July 24, 1996, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with BayBank, N.A. and State Street Bank and Trust Company under which the banks established a credit facility for the Company. This credit facility, which terminates on June 30, 1999, consists of: (i) a revolving line of credit permitting the Company to borrow up to $15 million, and (ii) a commercial and trade letters of credit facility under which letters of credit, in aggregate amounts up to $45 million, may be issued for the Company's inventory purchases.
Under the revolving line of credit portion of the facility, the Company has the ability to issue standby letters of credit up to a total of $750,000. Loans made under this portion of the facility bear interest, subject to adjustment, at BayBank, N.A.'s prime rate or LIBOR-based fixed rate. The Company may increase the letters of credit portion of the facility in increments of $15 million up to a total of $45 million.
The terms of the Credit Agreement require the Company to maintain specific net worth, inventory turnover and cash flow ratios.
At November 2, 1996, the Company had outstanding letters of credit totaling approximately $7.1 million.

6.   Joint Venture Credit Agreement

During the third quarter of fiscal 1996 the Company entered into a Credit Agreement (the "OLS Credit Agreement") with the OLS Partnership and Levi's Only Stores, Inc. under which the Company and Levi's Only Stores, Inc. are committed to make advances to the OLS Partnership in the amounts of up to $3.5 million and $1.5 million, respectively. This credit facility bears interest at BayBank, N.A.'s prime rate and terminates on September 30, 1997, unless terminated earlier pursuant to other provisions of the OLS Credit Agreement. This Agreement provides that there will be no unpaid credit advances outstanding on the last day of the fiscal year. There were no credit advances outstanding under this facility as of November 2, 1996.

7.   Stock Repurchase

During the third quarter of fiscal 1995, the Company announced that its Board of Directors authorized the repurchase of up to 2 million shares of the Company's common stock. During the fiscal year 1996, the Company has repurchased and, as of November 2, 1996, held in treasury 120,500 shares at a cost of $776,000. During fiscal year 1994, the Company repurchased and retired 260,000 shares at a cost of $2,050,000. These shares were accounted for as a reduction in common stock and additional paid in capital.

Part I. Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

RESULTS OF OPERATIONS

Sales for the third quarter of fiscal 1996 decreased 5 percent to $84.9 million from $89.2 million in the third quarter of fiscal 1995.
Sales for the nine month and rolling twelve month periods ended November 2, 1996 decreased 1 percent and increased 2 percent as compared with the same periods in the prior year. Comparable store sales decreased 4 percent for the third quarter of fiscal 1996 and 6 percent for the year to date period. Comparable stores are retail locations that are open at least 13 months. Of the 150 stores that the Company operated as of November 2, 1996, 138 were comparable stores.

Gross margin rate, including the costs of occupancy, for the third quarter of fiscal 1996 equaled 32.5 percent of sales, compared with 32.9 percent of sales for the third quarter in the prior year. The decrease was primarily attributable to the deleveraging of occupancy expense on a lower sales base, partially offset by an improved merchandise margin. For the nine months, gross margin rate remained relatively unchanged at 30.5 percent of sales and 30.6 percent of sales for the periods ending November 2, 1996 and October 28, 1995, respectively. For the rolling twelve month periods, gross margin decreased to 29.5 percent of sales as compared to 31.3 percent of sales in the prior period primarily due to increased occupancy costs as a percentage of sales.

Selling, general and administrative expenses for the third quarter equaled
20.0 percent of sales, compared with 20.7 percent in the prior year. Continued management of expenses such as store payroll, advertising and store supplies contributed to this improvement in selling, general and administrative expenses as a percentage of sales, which partially offset costs associated with the development of the Boston Traders(R) brand product line. Selling, general and administrative expenses for the nine month and rolling twelve month periods equaled 23.8 percent and 23.0 percent of sales, respectively, compared to 22.7 percent and 21.4 percent of sales for comparable periods in the prior year. The increase is attributable to the acquisition and development of the Boston Traders(R) brand.

In fiscal 1993, the Company recorded a non-recurring pre-tax charge of $15.0 million which covered the costs associated with the closing of 15 of its poorest performing Designs stores. Total costs of $9.6 million, comprised of $6.1 million of cash and $3.5 million of noncash costs, to close the 15 stores were less than the original pre-tax estimate, primarily due to favorable negotiations with landlords. A portion of the remaining reserve of $5.4 million was recognized in the first quarter of fiscal 1995 and the remaining portion was recognized in the fourth quarter of fiscal 1994 as non-recurring pre-tax income.

Depreciation and amortization expense of $2.7 million, $7.8 million and $10.3 million for the three, nine and twelve month periods increased by
15.2 percent, 24.8 percent and 27.2 percent, respectively, as compared to the same periods in the prior year. Depreciation and amortization expense reflected the capital expenditures associated with new store openings, the Company's new corporate offices, the upgrade of information and technology systems hardware and merchandising management software.

Interest expense was $46,000 and $67,000 in the third quarters of fiscal 1996 and fiscal 1995, respectively. This reduction was attributable to the decrease in the average borrowing balance. For the nine month year to date period interest expense decreased to $134,000 from $154,000 in the prior period. On a rolling 12 month basis, interest expense increased to $176,000 as compared to $173,000 in the prior period. The increase is attributable to interest payments made in connection with the non-negotiable promissory note issued in conjunction with the acquisition of certain assets of Boston Trading, Ltd., Inc. in May 1995. There were no borrowings under the Company's revolving credit facility during the first nine months of fiscal 1996.

Interest income for the third quarter was $325,000 compared to $393,000 in the third quarter of fiscal year 1995. The decrease in interest income is attributable to lower investment balances compared to the prior year. For the nine month and rolling twelve month periods interest income of $905,000 and $1.4 million decreased compared with $1.2 and $1.5 million, respectively, for the same periods last year. This decrease was due to lower average investment balances as compared to the prior year.

Net income for the third quarter of fiscal year 1996 was $4.7 million or $0.30 per share, compared with net income of $5.0 million, or $0.32 per share, for the third quarter in the prior fiscal year. For the nine month period ended November 2, 1996, the Company reported net income of $4.1 million, or $0.26 per share compared with $7.8 million, or $0.50 per share, for the corresponding period in the prior year. The results for the nine months ended October 28, 1995 included the recognition of $2.2 million, or $0.08 per share, of nonrecurring pretax income related to the fiscal 1993 restructuring program as more fully described above.

Net income, on a rolling 12 month basis, was $6.0 million, or $0.38 per share, as compared with $16 million, or $1.04 per share in the prior comparable period. Net income for the rolling twelve month period ended October 28, 1995 included the impact of restructuring income of $5.4 million or $0.20 per share.

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

The Company's primary cash needs are for operating expenses, including cash outlays associated with the development of the Boston Traders(R) branded product line, seasonal inventory purchases and capital expenses for information technology, new and remodeled stores and acquisitions.

WORKING CAPITAL AND CASH FLOWS

To date, the Company has financed its working capital requirements and expansion program with cash flow from operations, borrowings and proceeds from common stock offerings. Cash provided by operations for the first nine months of fiscal 1996 was $11.4 million as compared to cash provided for operations of $10.4 million for the comparable nine month period in the prior fiscal year. The Company's working capital at November 2, 1996 was approximately $64.5 million compared to approximately $60.0 million on October 28, 1995. This increase primarily was attributable to the maturity of certain long-term investments.

At November 2, 1996 total inventories were $70.8 million, an increase of $7.0 million from the prior year. This increase is primarily due to increased availability of merchandise for the Company's Levi's(R) Outlet by Designs stores and new OLS Partnership Levi's(R) Outlet stores, offset partially by a reduction in inventory due to closed stores as well as continued efforts by the Company to manage inventory levels.

The Company's trade payables to Levi Strauss & Co., its principal vendor, generally are due 30 days after the date of invoice. Variations in the amount of trade payables outstanding at the end of different periods relate to the timing of purchases. In the second quarter of fiscal 1995, the Company began sourcing its own merchandise with various off-shore and domestic vendors. To date, the Company makes payments to these vendors through the issuance of letters of credit, which require payment upon shipment of merchandise. The Company anticipates that the use of this payment method will be proportionate to its Boston Traders(R) product purchases.

On July 24, 1996, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with BayBank, N.A. and State Street Bank and Trust Company under which the banks established a credit facility for the Company. This credit facility, which terminates on June 30, 1999, consists of:
(i) a revolving line of credit permitting the Company to borrow up to $15 million, and (ii) a commercial and trade letters of credit facility under which letters of credit, in aggregate amounts up to $45 million, may be issued for the Company's inventory purchases. Under the revolving line of credit portion of the facility, the Company has the ability to issue standby letters of credit up to a total of $750,000. Loans made under this portion of the facility bear interest, subject to adjustment, at BayBank, N.A.'s prime rate or LIBOR-based fixed rate. The Company may increase the letters of credit portion of the facility in increments of $15 million up to a total of $45 million. The terms of the Credit Agreement require the Company to maintain specific net worth, inventory turnover and cash flow ratios. At November 2, 1996, the Company had outstanding letters of credit totaling approximately $7.1 million.

During the third quarter of fiscal 1996 the Company entered into a Credit Agreement (the "OLS Credit Agreement") with the OLS Partnership (as defined below) and Levi's Only Stores, Inc. under which the Company and Levi's Only Stores, Inc. are committed to make advances to the OLS Partnership (as defined below) in the amounts of up to $3.5 million and $1.5 million, respectively. This credit facility bears interest at BayBank, N.A.'s prime rate and terminates on September 30, 1997 unless terminated earlier pursuant to other provisions of the OLS Credit Agreement. This Agreement provides that there will be no unpaid credit advances outstanding on the last day of the fiscal year. There were no credit advances outstanding under this facility as of November 2, 1996.

During the third quarter of fiscal 1995, the Company announced that its Board of Directors authorized the repurchase of up to 2 million shares of the Company's common stock. During fiscal year 1996, the Company has repurchased and, as of November 2, 1996, held in treasury 120,500 shares at a cost of $776,000. During fiscal year 1994, the Company repurchased and retired 260,000 shares at a total cost of $2,050,000. These shares were accounted for as a reduction in common stock and additional paid in capital.

On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company, and a subsidiary of Levi's Only Stores, Inc., a wholly-owned subsidiary of Levi Strauss & Co., entered into a partnership agreement
(the "Partnership Agreement") to sell Levi's(R) brand products and jeans-related products. The joint venture that was established by the Partnership Agreement is known as The Designs/OLS Partnership (the "OLS Partnership"). The term of the joint venture is ten years; however, the Partnership Agreement contains certain exit rights that enable either partner to buy the other partner's interest or sell its own interest, in the joint venture after five years. The OLS Partnership may open up to thirty-five to fifty Original Levi's(R) Stores(TM) and Levi's(R) Outlet stores throughout eleven Northeast states and the District of Columbia through the end of fiscal 1999. At the end of the third quarter of fiscal 1996 the Partnership owned and operated eleven Original Levi's(R) Stores(TM) and ten Levi's(R) Outlet stores.

It is the intention of the partners in the joint venture that the OLS Partnership's working capital and funds for its future expansion will come from its operations, capital contributions, loans from the partners and borrowings from third parties. During the third quarter of fiscal 1995, the partners made cash capital contributions totaling $5.2 million to the OLS Partnership.

In June 1994, Levi Strauss & Co. advised the Company that it did not see any additional growth in the Levi's(R) Outlet by Designs store format, other than new outlet stores that might be opened by the OLS Partnership. As such, the Company does not currently plan to open any Levi's(R) Outlet by Designs stores during the remainder of fiscal 1996. In addition, the OLS Partnership has opened and is expected to open its own Levi's(R) Outlet stores, which may impact the availability of goods to the Company's Levi's(R) Outlet by Designs stores.

CAPITAL EXPENDITURES
In the second quarter of fiscal 1995, the Company acquired certain assets of Boston Trading Ltd., Inc. This acquisition was completed so that the Company would own the Boston Traders(R) brand name, certain Boston Traders(R) outlet store assets, various trademark licenses and inventory. The Company currently plans to use the Boston Traders(R) brand to transition from being a single vendor retailer to a vertically integrated retailer featuring the Boston Traders(R) brand and select Levi Strauss & Co. brands. Barring unforeseen circumstances, the Company plans to open five new Boston Trading Co.(SM) stores in the first quarter of 1997, which will predominantly feature Boston Traders(R) brand product.

During the first nine months of fiscal 1996, the Company remodeled seven Levi's(R) Outlet by Designs stores and one Boston Traders(R) outlet store. Total cash outlays of $11.1 million and $13.8 million during the first nine months of the fiscal year 1996 and 1995 respectively, represent the costs of new and remodeled stores, relocation of the Company's corporate offices, as well as other corporate capital spending during the periods.

The Company continually evaluates discretionary investments in new projects that may complement its existing business. Further, as leases expire, the Company continues to evaluate the performance of its existing stores. As a result of this process, certain store locations could be closed or relocated within a shopping center in the future.

The Company expects that cash flow from operations, short-term borrowings and available cash will enable it to finance its current working capital, remodeling and expansion requirements during the remainder of fiscal 1996.

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

          The Company reported under item 5 on Form 8-K, dated October 11, 1996, that the timing and price of additional repurchases of shares of common stock, under the Company's stock repurchase program adopted in October 1994, will be determined in the discretion of management of the Company based upon market conditions and the price of such shares.

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

10.4 Senior Executive Incentive Plan effective for the fiscal year ending February 1, 1997 (included as Exhibit
      10.4 to the Company's Quarterly Report on Form 10-Q dated
      September 17, 1996, and incorporated herein by reference).  *

10.5  License Agreement between the Company and Levi Strauss
      & Co. dated as of April 14, 1992 (included as Exhibit
      10.8 to the Company's Annual Report on Form 10-K dated
      April 29, 1993, and incorporated herein by reference.)      *

10.6  Amended and Restated Credit Agreement among the
      Company, BayBank, N.A., and State Street
      Bank and Trust Company dated as of July 24, 1996
      (included as Exhibit 10.1 to the Company's Current
      Report on Form 8-K dated August 7, 1996, and
      incorporated herein by reference).                          *

10.7  Consulting Agreement between the Company and
      Stanley I. Berger dated December 21, 1994 (included
      as Exhibit 10.7 to the Company's Annual Report on
      Form 10-K dated April 28, 1995, and incorporated
      herein by reference).                                       *

10.8  Participation Agreement among Designs JV Corp.
      (the "Designs Partner"), the Company, LDJV Inc.
      (the "LOS Partner"), Levi's Only Stores, Inc. ("LOS"),
      Levi Strauss & Co. ("LS&CO") and Levi Strauss
      Associates Inc. ("LSAI") dated January 28, 1995
      (included as Exhibit 10.1 to the Company's Current
      Report on Form 8-K dated April 24, 1995, and
      incorporated herein by reference).                          *

10.9  Partnership Agreement of The Designs/OLS Partnership
      (the "OLS Partnership") between the LOS Partner and
      the Designs Partner dated January 28, 1995 (included
      as Exhibit 10.2 to the Company's Current Report on Form
      8-K dated April 24, 1995, and incorporated herein by
      reference).                                                 *

10.10 Glossary executed by the Designs Partner, the Company, the LOS Partner, LOS, LS&CO, LSAI and the OLS Partnership
      dated January 28,1995 (included as Exhibit 10.3 to
      the Company's Current Report on Form 8-K dated April 24,
      1995, and incorporated herein by reference).                *

10.11 Sublicense Agreement between LOS and the LOS Partner
      dated January 28, 1995 (included as Exhibit 10.4
      to the Company's Current Report on Form 8-K dated
      April 24, 1995, and incorporated herein by reference).      *

10.12 Sublicense Agreement between the LOS Partner and the
      Partnership dated January 28, 1995 (included as Exhibit
      10.5 to the Company's Current Report on Form 8-K dated
      April 24, 1995, and incorporated herein by reference).      *

10.13 License Agreement between the Company and the OLS
      Partnership dated January 28, 1995 (included as
      Exhibit 10.6 to the Company's Current Report on Form
      8-K dated April 24, 1995, and incorporated herein
      by reference).                                              *

10.14 Administrative Services Agreement between the Company
      and the OLS Partnership dated January 28, 1995 (included
      as Exhibit 10.7 to the Company's Current Report on Form
      8-K dated April 24, 1995, and incorporated herein by
      reference).                                                 *

10.15 Credit Agreement among the Company, LOS and the OLS
      Partnership dated as of October 1, 1996.

10.16 Asset Purchase Agreement between LOS and the Company
      relating to the stores located in Minneapolis, Minnesota
      dated January 28, 1995 (included as Exhibit 10.9 to the
      Company's Current Report on Form 8-K dated April 24,
      1995, and incorporated herein by reference).                *

10.17 Asset Purchase Agreement between LOS and the Company
      relating to the store located in Cambridge, Massachusetts
      dated January 28, 1995 (included as Exhibit 10.10 to the
      Company's Current Report on Form 8-K dated April 24,
      1995, and incorporated herein by reference).                *

10.18 Asset Purchase Agreement among Boston Trading Ltd., Inc.,
      Designs Acquisition Corp., the Company and others dated
      April 21, 1995 (included as 10.16 to the Company's
      Quarterly Report on Form 10-Q dated September 12,
      1995, and incorporated herein by reference).                *

10.19 Non-Negotiable Promissory Note between the Company
      and Atlantic Harbor, Inc., formerly known as Boston
      Trading Ltd., Inc., dated May 2, 1995 (included as
      10.17 to the Company's Quarterly Report on Form
      10-Q dated September 12, 1995, and incorporated
      herein by reference).                                       *

10.20 Employment Agreement dated as of October 16, 1995
      between the Company and Joel H. Reichman (included as
      Exhibit 10.1 to the Company's Current Report on Form 8-K
      dated December 6, 1995, and incorporated herein by
      reference).                                                 *

10.21 Employment Agreement dated as of October 16, 1995
      between the Company and Scott N. Semel (included as
      Exhibit 10.2 to the Company's Current Report on Form 8-K
      dated December 6, 1995, and incorporated herein by
      reference).                                                 *

10.22 Employment Agreement dated as of October 16, 1995
      between the Company and Mark S. Lisnow (included as
      Exhibit 10.3 to the Company's Current Report on Form
      8-K dated December 6, 1995, and incorporated herein
      by reference).                                              *

10.23 Employee Separation Agreement dated as August 7, 1996
      between the Company and William D. Richins (included
      as Exhibit 10.26 to the Company's Quarterly Report on
      Form 10-Q dated September 17, 1996, and incorporated
      herein by reference).                                       *

11.  Schedule of Earnings Per Share

27.  Financial Data Schedule

99.  Report of the Company dated April 30, 1996 concerning
     certain cautionary statements of the Company to be taken
     into account in conjunction with the consideration and
     review of the company's publicly disseminated documents (including oral statements made by others on behalf of the Company) that include forward looking information (included as Exhibit 99 to the Company's Current Report on Form 8-K dated April 30, 1996, and incorporated herein by
     reference).                                                 *

*     Previously filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DESIGNS, INC.



                                       By: /s/ Carolyn R. Faulkner
                                           -----------------------
                                           Carolyn R. Faulkner,
                                           Chief Financial Officer


Dated: December 17, 1996