Form 10-K405
period 1997-02-01
DESIGNS INC
filed 1997-05-01
CIK 813298

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 1997 (Fiscal 1996) Commission File Number 0-15898

                            ------------------------

                                 DESIGNS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                              04-2623104
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        incorporation of organization)

           66 B STREET, NEEDHAM, MA                               02194
   (Address of principal executive offices)                     (Zip Code)


                                 (617) 444-7222
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE
                        PREFERRED STOCK PURCHASE RIGHTS
                             (Title of each class)

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the last sales price of such stock on April 18, 1997 was approximately $75 million.

The registrant had 15,618,643 shares of Common Stock, $0.01 par value, outstanding as of April 18, 1997.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

            INCORPORATED DOCUMENT                            FORM 10-K REQUIREMENT
            ---------------------                            ---------------------
PART II

Item 5     Market for Registrant's Common Equity
           and Related Shareholder Matters......   Page 34 of the Annual Report to Shareholders
                                                   for the fiscal year ended February 1, 1997.

Item 6     Selected Financial Data..............   Page 11 of the Annual Report to Shareholders
                                                   for the fiscal year ended February 1, 1997.

Item 7     Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations........................   Pages 12 through 17 of the Annual Report to
                                                   Shareholders for the fiscal year ended
                                                   February 1, 1997.

Item 8     Financial Statements and
           Supplementary Data...................   Pages 18 through 30 of the Annual Report to
                                                   Shareholders for the fiscal year ended
                                                   February 1, 1997.
PART III

Item 10    Directors and Executive Officers.....   All information under the caption "Nominees
                                                   for Director and Executive Officers" in the
                                                   Company's definitive Proxy Statement which is
                                                   expected to be filed within 120 days of the
                                                   end of the fiscal year ended February 1,
                                                   1997.

Item 11    Executive Compensation...............   All information under the caption "Executive
                                                   Compensation" in the Company's definitive
                                                   Proxy Statement which is expected to be filed
                                                   within 120 days of the end of the fiscal year
                                                   ended February 1, 1997.

Item 12    Security Ownership of Certain
           Beneficial Owners....................   All information under the caption "Security
                                                   Ownership of Certain Beneficial Owners and
                                                   Management" in the Company's definitive Proxy
                                                   Statement which is expected to be filed
                                                   within 120 days of the end of the fiscal year
                                                   ended February 1, 1997.

Item 13    Certain Relationships and Related
           Transactions.........................   All information under the caption "Certain
                                                   Relationships and Related Transactions" in
                                                   the Company's definitive Proxy Statement
                                                   which is expected to be filed within 120 days
                                                   of the end of the fiscal year ended February
                                                   1, 1997.

                                 DESIGNS, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED FEBRUARY 1, 1997

                                                                          PAGE
                                                                          ----
PART I

Item 1.    Business.....................................................    4

Item 2.    Properties...................................................   10

Item 3.    Legal Proceedings............................................   10

Item 4.    Submission of Matters to a Vote of Security Holders..........   10

PART II

Item 5.    Market for Registrant's Common Equity and Related
           Shareholder Matters..........................................   11

Item 6.    Selected Financial Data......................................   11

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................   11

Item 8.    Financial Statements and Supplementary Data..................   11

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..........................   11

           The information called for by Items 5, 6, 7 and 8, to the extent not included in this document, is incorporated herein by reference to the Company's Annual Report to Shareholders for the year ended February 1, 1997.

PART III

Item 10.   Directors and Executive Officers of the Registrant...........   11

Item 11.   Executive Compensation.......................................   11

Item 12.   Security Ownership of Certain Beneficial Owners
           and Managemen................................................   11

Item 13.   Certain Relationships and Related Transactions...............   11

           The information called for by Items 10, 11, 12 and 13, to the extent not included in this document, is incorporated herein by reference to the Company's definitive proxy statement which is expected to be filed on or about May 9, 1997.

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K.....................................................   12


                                    PART I.

ITEM 1.  BUSINESS

SUMMARY

     Designs, Inc. (the "Company") is a specialty retailer in the United States of quality branded apparel and accessories. The Company markets a broad selection of Levi Strauss & Co. and Boston Traders(R) brand products through predominantly mall-based, first quality stores under the names "DESIGNS" and "BOSTON TRADING CO."; and outlet stores under the names "LEVI'S OUTLET BY DESIGNS" and "BOSTON TRADERS." A subsidiary of the Company also owns a 70% interest in a partnership that operates, as part of a joint venture with a subsidiary of Levi's Only Stores, Inc. ("LOS"), a subsidiary of Levi Strauss & Co., stores under the name "ORIGINAL LEVI'S STORE" and outlet stores under the name "LEVI'S OUTLET," each of which feature men's and women's Levi Strauss & Co. brand products.

     The Company makes extensive use of Levi Strauss & Co. brand names, trademarks and trade names in its advertising, signs and store displays, and uses the broad recognition of these Levi Strauss & Co. brand names to generate sales. Management believes that the Levi's(R) and Dockers(R) names are two of the most recognized apparel brand names in the United States and that the Levi's(R) brand name is among the most recognized brand names in the world.

     During fiscal 1995, the Company completed the purchase of the Boston Traders(R) brand in order to exclusively own a brand to complement the existing Levi Strauss & Co. brand product lines offered by the Company. The Boston Traders(R) brand, established in 1967, was historically known for its wholesale and retail sales of sweaters and tops for both men and women. The Company intends to feature its private label Boston Traders(R) brand products in its new Boston Trading Co.(SM) stores opened in fiscal 1997. These stores will carry casual sportswear and basic clothing, activewear and performance wear and a limited selection of Levi's(R) brand products. The Company also intends to feature its Traders Collection(R) private label brand in its Designs stores. This new product line is expected to provide the Company with a broader assortment of tops that will complement the Levi Strauss & Co. brands sold in the Company's Designs stores. The addition of the Boston Traders(R) and Traders Collection(R) brands in the Designs stores, and the opening of Boston Trading Co.(SM) stores in fiscal 1997 are expected to increase sales and improve margins, although there are no assurances that the introduction and integration of these brands will be successful or that positive sales and margin results will be generated. In fiscal 1997, the Company plans to open six Boston Trading Co.(SM) stores, five of which were open as of May 1, 1997. Depending on the level of customer acceptance of the Boston Trading Co.(SM) store concept and the Boston Traders(R) brand, the Company plans, barring any unforeseen circumstances, to expand this new specialty retail concept nationally.

STORE FORMATS

     Designs stores are located in enclosed regional shopping malls and offer a broad selection of first quality Levi Strauss & Co., Boston Traders(R) and Traders Collection(R) brand merchandise. The new Boston Traders(R) product line was re-introduced into the Designs stores in the fall of 1996 to offer a broader merchandise selection to Designs store customers and increase the proportion of non-Levi's(R) brand product, as requested by Levi Strauss & Co.

     In fiscal 1997, the Company will feature the Boston Traders(R) product line in its Boston Trading Co.(SM) stores which are located in upscale malls and an urban location. This store format also carries a limited selection of Levi Strauss & Co. products.

     Boston Traders(R) outlet stores, which are located in outlet shopping areas throughout the United States, feature end-of-season Boston Traders(R) and Traders Collection(R) brand product lines from the Designs and Boston Trading Co.(SM) stores.

     Levi's(R) Outlet by Designs stores are located in manufacturers' outlet parks and shopping centers. These outlet stores sell manufacturing overruns, discontinued lines and irregulars purchased by the Company directly from Levi Strauss & Co. and its licensees, as well as end-of-season Levi's(R) and Dockers(R) brand merchandise transferred from Designs stores. Levi's(R) Outlet by Designs stores have capitalized on outlet shopping areas specializing in "value" retailing. To date, each Levi's(R) Outlet by Designs store is the only authorized outlet in its shopping area selling exclusively Levi Strauss & Co. brand products.

     A subsidiary of the Company participates in a joint venture with a subsidiary of LOS, which operates Original Levi's(R) Stores(TM). See "Expansion Strategy." Original Levi's(R) Stores(TM) are located in upscale malls and urban locations and feature hardwood floors and "video walls" displaying Levi Strauss & Co. advertisements and popular music videos. This format focuses on men's and women's Levi's(R) brand products consisting of core traditional styles such as five pocket and 501(R) jeans, denim jackets, contemporary silverTab(TM) brand tops and bottoms, exclusive merchandise from the Levi's(R) Europe lines and Levi's(R) Personal Pair(TM) individually fitted jeans for women. The joint venture also operates Levi's(R) Outlets stores that sell only Levi's(R) brand products, including end of season and close-out products from Original Levi's(R) Stores(TM).

     Management believes that the Company competes effectively with other apparel retailers by offering superior selection, quality merchandise, knowledgeable in-store service and competitive price points. The Company stresses product training with its sales staff and, with the assistance of Levi Strauss & Co. personnel and materials, provides its sales personnel with substantial product knowledge training across the Boston Traders(R), Traders Collection(R), Levi's(R) and Dockers(R) product lines.

EXPANSION STRATEGY

     Since its inception in 1976, the Company has grown through the addition of new stores and the modification of its retail formats. The following table provides a summary of the number of stores in operation at year end for the past three fiscal years. With the exception of the Boston Traders(R) outlet stores, Levi Strauss & Co. must approve all new store locations which sell Levi Strauss & Co. brand products.

                                                                      FISCAL YEARS ENDED
                                                        -----------------------------------------------
                                                        FEBRUARY 1,       FEBRUARY 3,       JANUARY 28,
                                                           1997              1996              1995
                                                        -----------       -----------       -----------
Designs...............................................       44                49                51(2)
Levi's(R) Outlet by Designs...........................       58                58                61
Joint Venture:
     Original Levi's(R) Stores(TM)....................       11                11                 8(3)
     Levi's(R) Outlets................................       10                 4                --
Boston Traders(R) outlet stores.......................       27                35(1)             --
                                                            ---               ---               ---
          Total.......................................      150               157               120
                                                            ===               ===               ===

---------------

(1) In May 1995, the Company acquired certain assets of Boston Trading Ltd., Inc. including 33 Boston Traders(R) outlet stores.

(2) During fiscal year 1994, the Company closed fifteen Designs stores as part of a restructuring program.

(3) The Company sold one "Original Levi's(R) Store(TM) and two "Dockers(R) Shops" to LOS on January 28, 1995.

     On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company, and a subsidiary of LOS entered into a partnership agreement (the "Partnership Agreement") to engage in the retail sale of Levi's(R) brand jeans and jeans-related products. The joint venture that was established by the Partnership Agreement is known as The Designs/OLS Partnership (the "OLS Partnership"). The term of the OLS Partnership is ten years; however, the Partnership Agreement contains certain exit rights that enable either partner to buy or sell its interest in the joint venture beginning January 2000. The Company previously announced that the OLS Partnership may open up to 35 to 50 Original Levi's(R) Stores(TM) and Levi's(R) Outlets throughout 11 Northeast states and the District of Columbia through the end of fiscal 1999.

     In June 1994, Levi Strauss & Co. advised the Company that it did not see any additional growth in the Levi's(R) Outlet by Designs format, other than additional Levi's(R) Outlet stores that may be opened under the OLS Partnership. Levi Strauss & Co. has opened Levi's(R) Outlets and Dockers(R) Outlets through their LOS subsidiary and informed the Company that it did not intend to open these outlets in centers serviced by one of the Company's existing Levi's(R) Outlet by Designs stores. Accordingly, wholly-owned Levi's(R) Outlet by Designs and jointly-owned Levi's(R) Outlet locations continue to be the only authorized retail outlet locations in their respective outlet centers to sell Levi's(R) brand products. The Company does not expect to open additional Levi's(R) Outlet by Designs stores in the future, with the exception of Levi's(R) Outlets that are opened by the OLS Partnership as discussed above.

     Present plans are that future growth of the Company will be derived from the opening of new stores that will predominantly feature the Boston Traders(R) brand under the name Boston Trading Co.(SM) as discussed above, and stores opened by the OLS Partnership.

CUSTOMER BASE

     The Company's product selection, offered by its various store formats, is designed to satisfy the casual apparel needs of customers in all age groups and income brackets. A substantial portion of the Company's customer base consists of Levi's(R) and Dockers(R) brand customers. A segment of the Company's customer base consists of foreign travelers shopping for Levi Strauss & Co. products. The recent introduction of the Company's private label merchandise allows customers to purchase additional casual apparel with the Boston Traders(R) and Traders Collection(R) brand product lines which are intended to complement the Levi's(R) brand merchandise sold in the Designs and Boston Trading Co.(SM) stores.

MERCHANDISING AND DISTRIBUTION

     Through fiscal year 1996, the majority of the assortment focus was on a core selection of traditional Levi's(R) and Dockers(R) brand products. During the third quarter of fiscal 1996, the Company re-introduced the Boston Traders(R) brand product line and a range of Boston Traders(R) brand accessories in the Designs stores. Barring unforeseen circumstances, in the fall of 1997 the Company plans to further distinguish the Boston Traders(R) and Traders Collection(R) brand product lines by offering Boston Traders(R) brand merchandise only in the Boston Trading Co.(SM) stores and Traders Collection(R) brand merchandise only in the Designs stores. Expectations are that the addition of non-Levi Strauss & Co. brands will enable the Designs stores to capitalize on new products either not offered by Levi Strauss & Co. or of which Levi Strauss & Co. sells limited styles. These include classifications such as outerwear, sweaters and knitwear. The Company expects that approximately 30% of the product assortment in Designs stores will come from non-Levi Strauss & Co. sources during fiscal 1997.

     In its Levi's(R) Outlet by Designs stores, the Company offers a selection of Levi Strauss & Co. brands of merchandise including manufacturing overruns, discontinued lines and irregulars purchased by the Company directly from Levi Strauss & Co. and end-of-season merchandise transferred from the Designs stores. The Levi's(R) Outlets operated by the OLS Partnership sell only Levi's(R) brand products and service the close-out products of Original Levi's(R) Stores(TM). Due to the limited availability of merchandise sold through the Levi's(R) Outlet stores, the Company continues to evaluate and act upon opportunities to purchase substantial quantities of merchandise. The Boston Traders(R) outlet stores feature end-of-season Boston Traders(R) and Traders Collection(R) brand product lines from the Designs and Boston Trading Co.(SM) stores.

     Merchandising in Original Levi's(R) Stores(TM) focuses on men's and women's tops and bottoms under the Levi's(R) brand name, including traditional 501(R), 505(R) and 550(TM) five pocket jeans; contemporary silverTab(TM) bottoms and tops; 560(TM) Loose fitting jeans and Personal Pair(TM) individually fitted jeans for women; denim jackets; a full line of women's jeans; T-shirts; denim shirts; sweat shirts; Levi's(R) brand shorts; and coordinating accessories. Many styles are unique to the Original Levi's(R) Store(TM), and are, except for Original Levi's(R) Stores(TM) operated by LOS, not available at any other retail store in the United States.

     All merchandising decisions, including pricing, markdowns, advertising and promotional campaigns, inventory purchases and merchandise allocations, are made centrally at the Company's headquarters with input from field operations personnel.

     Prior to the acquisition of the Boston Traders(R) brand, the Company's stores were stocked by "direct to store" vendor shipments and transfers from other stores. After this acquisition, the Company expanded much of its infrastructure to support a vertically integrated private label business. This expansion involved the establishment of product development, sourcing and logistics teams. The Company operates a product development office in New York City which conceptualizes, designs and sources the Company's private label merchandise. The Company imports a substantial portion of its private label merchandise. In fiscal 1996, the Company utilized the services of buying agents and approximately 20 third party manufacturers to produce such merchandise. In addition, the Company contracted with third-party warehouses to provide storage and distribution capacity to move the Boston Traders(R) brand merchandise. The Company will continue to develop its product design, sourcing, import and logistics capabilities as well as management information systems and training programs to support this infrastructure.

     During the fiscal year ended February 1, 1997, sales by store format, by product category were as follows:

                                                             OLS PARTNERSHIP
                                                           -------------------
                                   LEVI'S(R)    BOSTON     ORIGINAL
                                     OUTLET    TRADERS(R)  LEVI'S(R)  LEVI'S(R)    TOTAL
CATEGORY                 DESIGNS   BY DESIGNS   OUTLET     STORES()TM  OUTLET     COMPANY
--------                 -------   ----------  --------    -------    --------    -------
Men's...................    69%        68%        72%         61%        68%         68%
Women's.................    27%        18%        19%         31%        25%         24%
Youth...................     1%         7%        --           7%         4%          3%
Accessories.............     3%         7%         9%          7%         3%          5%

TRADEMARKS

     The Company is the owner of the "Boston Traders" and "Traders Collection" trademarks and certain other trademarks acquired as part of the acquisition of certain assets of Boston Trading Ltd., Inc.

     "501," "505," "Dockers" and "Levi's" are registered trademarks, and "550," "560," "silverTab," "Original Levi's(R) Store" and "Personal Pair" are trademarks of Levi Strauss & Co.

STORE OPERATIONS

     The Company currently employs four Divisional Vice Presidents, all of whom have over 15 years of service with the Company. Each Divisional Vice President is solely responsible for the operations and profitability of their respective business divisions which include Levi's(R) Outlet by Designs, Designs, Boston Trading Co.(SM) and Boston Traders(R) Outlet. In addition, in 1994 a General Manager was hired to manage the stores currently operated by the OLS Partnership. The OLS Partnership also has one Regional Manager who is responsible for the operations of all joint venture stores.

     At February 1, 1997, the Company employed 19 district managers, having an average employment period of seven years, to provide management development and guidance to individual store managers. The Company also employed five district manager candidates at February 1, 1997. Each district manager is responsible for hiring and developing store managers at the stores assigned to that district manager's geographic area and for the overall profitability of those stores. District managers report directly to a Divisional Vice President, who reports directly to the Company's President and Chief Executive Officer.

     Designs stores average approximately 6,200 square feet in size and are located in enclosed regional shopping malls usually anchored by department stores. Levi's(R) Outlet by Designs stores are located in manufacturers' outlet parks and range in size from approximately 8,000 to 19,600 square feet. Similarly located, the Boston Traders(R) outlet stores range in size from 2,000 to 6,500 square feet. Original Levi's(R) Stores(TM), having both mall-based and urban locations, range in size from 4,000 to 15,300 square feet. Levi's(R) Outlet stores, operated by the OLS Partnership, are located in outlet parks selling exclusively Levi Strauss & Co. brand products. These Levi's(R) Outlet stores range in size from 5,600 to 8,000 square feet.

     The Company's stores utilize centrally developed interior design and merchandise layout plans specifically designed to promote customer identification of the store as a specialty store selling quality branded apparel and accessories including Levi Strauss & Co., Boston Traders(R), and Traders Collection(R) brand products. The merchandise layout is further customized by store management and the Company's visual merchandising department to suit each particular store location. Designs stores display Traders Collection(R), Levi's(R) and Dockers(R) logos and utilize distinctive promotional displays; the Levi's(R) Outlet stores display Levi Strauss & Co. brand logos and distinctive displays; Original Levi's(R) Stores(TM) also feature a "video wall" presentation developed to promote an upscale image of the men's and women's Levi's(R) brand products sold in those stores. Each Boston Trading Co.(SM) store features an interactive kiosk and an array of 18 video monitors of varying sizes which present active scenes. The Company uses Levi Strauss & Co. logos and trademarks on store signs with the permission of Levi Strauss & Co.

CUSTOMER SERVICE AND TRAINING

     Providing outstanding customer service is the most important responsibility of all of the Company's associates. Sales associate expectations regarding service and salesmanship are established during orientation training sessions developed by the Company's Training and Operational Support team. This training program, and other associate development programs are conducted at the Company's home office through its "Designs University" educational program established in fiscal 1996. The primary focus of the customer service programs conducted by Designs University is to teach all associates that nothing is of greater importance than satisfying the customer.

     The Company's training programs also stress product awareness. The Company's Training and Operational Support team provides associates in each store format with substantial product knowledge and training across the Boston Traders(R) and Traders Collection(R) and (with the assistance of Levi Strauss & Co.) Levi Strauss & Co. brand product lines. This training includes instruction on how to promote sales and coordinate apparel and accessories. Management believes that sales associates accomplish the important goals of reinforcing the customer's perception of the Company's stores as branded specialty stores and of differentiating its stores from those of the Company's competitors.

     Each Designs, Boston Trading Co.(SM) and Boston Traders(R) outlet stores employ approximately 5-15 associates. Each Levi's(R) Outlet stores and Original Levi's(R) Store(TM) location employs approximately 15-45 associates. Store personnel usually include one store manager, one or more assistant managers and shift supervisors and a team of full-time and part-time sales associates. Depending on the location, a store manager candidate or assistant manager candidate may also be included in the team. The store management team is responsible for all operational matters in the store, including day to day hiring and the training of sales associates.

     All members of store management participate in the Store Management Development Program developed by the Training and Operational Support Department. Participants learn how to perform all the management functions required to successfully run a store. These programs also focus on basic operation procedures, merchandising and visual merchandising, and personnel management, respectively. The quarterly programs conducted by Designs University are focused on leadership, education, motivation and team building.

INFORMATION SYSTEMS

     The Company believes that management information systems are an important factor in the continued growth of the Company. The Company continues to devote significant resources to the development of information systems which are intended to enable the Company to centrally maintain inventory, pricing and other financial controls. During the first quarter of fiscal 1996, the Company began to convert its merchandise management software to a new system and installed a new merchandising software package. This software is designed to enhance the analytical capabilities of the Company's merchandise and financial functions and to provide an integrated business approach to its financial and merchandising systems. The process of converting to new merchandising software and the related training of merchandising and financial associates to operate the new systems is expected to continue through fiscal 1997. During the second quarter of fiscal 1996, the

Company replaced its point-of-sale devices with in store computer terminals which perform several store operations, inventory and administrative functions. This store-based equipment is linked to the Company's central processing system.

     The Company makes use of software systems for enhanced merchandise replenishment. The merchandise replenishment systems are automated allocation and planning tools designed for apparel retailers and are used to allocate in the private label environment of ever-changing styles. These systems also allow the Company's merchandise allocation staff to utilize available sales and inventory data to react to the individual needs of each store on a timely basis.

     The Company utilizes a computer-aided design system in its New York City product development office to automate certain merchandise design and production functions.

ADVERTISING

     The Company benefits from the high visibility and recognition of the Levi's(R) and Dockers(R) brand names, as well as the natural flow of traffic that results from locating stores in areas of high retail activity including large regional malls, destination outlet centers and high traffic inner city shopping districts. Historically, the Company has received co-operative advertising allowances from Levi Strauss & Co. that typically fund a substantial portion of the Company's advertising expenditures. In fiscal 1996, the Company received allowances totaling approximately 17% of its advertising expenditures. The co-operative advertising allowances associated with the Company's advertising are expected to fluctuate in proportion to amounts of Levi Strauss & Co. brand products purchased and Levi Strauss & Co.'s co-operative advertising policies.

     In the fourth quarter of fiscal 1996, the Company retained the services of an independent advertising agency to assist the Company with advertising and promotion of its Boston Trading Co.(SM) store format. The Company used television and radio commercials to promote the opening of Boston Trading Co.(SM) stores in the markets where these stores are located. The Company anticipates increased expenses associated with the advertising and marketing of its Boston Trading Co.(SM) stores and its private label brands in the future.

COMPETITION

     The United States casual apparel market is highly competitive with many national and regional department stores, specialty apparel retailers and discount stores offering a broad range of apparel products similar to those sold by the Company. The Company's competitors in the casual apparel market consist of national and regional department stores in the Company's market areas, such as J.C. Penney Company, Sears, Roebuck & Company, Dillard Department Stores Inc., May Company, Kohls, Macy's and Filene's. In addition, the Company competes with several specialty apparel retailers, including The GAP, Inc., The Limited, Inc. and County Seat Stores, Inc.

EMPLOYEES

     As of February 1, 1997, the Company and the OLS Partnership employed approximately 2,690 associates, of whom 2,480 were full-time and part-time sales personnel and 210 were employed at the Company's headquarters and its New York product design office. The Company and the OLS Partnership hire additional temporary employees during the peak late summer and holiday seasons.

     All full-time employees are entitled, when eligible, to life, medical, disability and dental insurance and to participate in the Company's 401(k) retirement savings plan. Store managers, district managers and divisional vice presidents are eligible to receive incentive compensation subject to the achievement of specific performance objectives measured by return on net assets and profitability. In addition, store and district managers are eligible to receive incentive compensation based on quarterly sales and payroll objectives. Vice Presidents and district managers are also entitled to use an automobile provided by the

Company or to receive an automobile allowance. Sales personnel are compensated on an hourly basis and, generally, receive no commissions but are eligible to earn, from time to time, incentive prizes as part of individual store's sales contests. Vice Presidents, certain district and store managers and certain other employees, have been granted stock options. Management believes that the Company's practice of promoting from within has led to a lower than average rate of employee turnover. None of the Company's employees are represented by a union.

RISKS AND UNCERTAINTIES

     The Company filed a Current Report on Form 8-K, dated April 22, 1997, which identifies certain risks and uncertainties that may have an impact on the future earnings and direction of the Company.

ITEM 2.  PROPERTIES

     As of February 1, 1997, the Company operated 44 Designs stores, 58 Levi's(R) Outlet by Designs stores, 27 Boston Traders(R) outlet stores, 11 Original Levi's(R) Stores)TM) and 10 Levi's(R) Outlets. All such stores, with the exception of joint venture stores, are leased by the Company directly from shopping mall, outlet park and urban property owners. The 11 Original Levi's(R) Stores(TM) and ten Levi's(R) Outlets are leased directly by the OLS Partnership. Designs store and Original Levi's(R) Store(TM) leases are generally ten years in length with no renewal option. Outlet store leases are usually for a series of shorter periods and certain leases contain renewal options extending their terms to between 10 and 15 years. The leases for Boston Trading Co.(SM) stores which opened after February 1, 1997, have terms between 7 and 10 years. Most of the Company's leases provide for annual rent based on a percentage of store sales, subject to guaranteed minimum amounts.

     In April 1996, the Company moved its headquarters to Needham, Massachusetts. The lease for the headquarters office, which began in November 1995, is for ten years. The lease provides for the Company to pay all occupancy costs associated with the land and the headquarters building.

     The Company utilizes third-party warehouse facilities to receive and distribute Boston Traders(R), Traders Collection(R) and Levi Strauss & Co. brand products.

     Sites for store expansion are selected on the basis of several factors intended to maximize the exposure of each store to the Company's target customers. These factors include the demographic profile of the area in which the site is located, the types of stores and other retailers in the area, the location of the store within the mall and the attractiveness of the store layout. The Company believes that its selection of locations enables the Company's mall, urban and outlet stores to attract customers from the general shopping traffic and to generate its own customers from the surrounding areas.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Capital Expenditures."

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to litigation and claims arising in the ordinary course of its business. Management does not expect the results of these actions to have a material adverse effect on the Company's business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of fiscal 1996 to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

     The information required by this item is furnished by incorporation by reference to Page 34 of the Annual Report to Shareholders for the year ended February 1, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is furnished by incorporation by reference to Page 11 of the Annual Report to Shareholders for the year ended February 1, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is furnished by incorporation by reference to Pages 12 through 17 of the Annual Report to Shareholders for the year ended February 1, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is furnished by incorporation by reference to Pages 18 through 30 of the Annual Report to Shareholders for the year ended February 1, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors and executive officers of the Company is incorporated herein by reference to the Company's definitive proxy statement expected to be filed within 120 days of the end of the fiscal year ended February 1, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to executive compensation is incorporated herein by reference to the Company's definitive proxy statement expected to be filed within 120 days of the end of the fiscal year ended February 1, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's definitive proxy statement expected to be filed within 120 days of the end of the fiscal year ended February 1, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days of the fiscal year ended February 1, 1997.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)  1. & 2. CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

     The financial statements and schedules listed in the index below are filed as part of this annual report.

1.  CONSOLIDATED FINANCIAL STATEMENTS

                                                                           REFERENCE (PAGE)
                                                                     -----------------------------
                                                                                    ANNUAL REPORT
                                                                     FORM 10-K     TO SHAREHOLDERS
                                                                     ---------     ---------------
Covered by Report of Independent Accountants:
Consolidated Balance Sheets at February 1, 1997 and February 3,
  1996.............................................................      --                18

Consolidated Statements of Income for the years ended February 1,
  1997, February 3, 1996 and January 28, 1995......................      --                19

Statements of Changes in Stockholders' Equity......................      --                20

Statements of Cash Flows...........................................      --                21

Notes to Consolidated Financial Statements, except note N..........      --             22-30

Report of Independent Accountants..................................      --                32

Not Covered by Report of Independent Accountants:

Note N -- Selected Quarterly Data..................................      --                30


2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

     All schedules have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements or notes thereto.

3.  EXHIBITS

  3.1 Restated Certificate of Incorporation of the Company, as amended (included as Exhibit 3.1 to Amendment No. 3 of the Company's Registration Statement on Form S-1 (No. 33-13402), and incorporated
         herein by reference).                                                 *

  3.2 Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated June 22, 1993 (included as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q dated June 17, 1996, and incorporated
         herein by reference).                                                 *

  3.3 Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company establishing Series A Junior Participating Cumulative Preferred Stock dated May 1, 1995 (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K dated
         May 1, 1996, and incorporated herein by reference).                   *

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

 10.3 1992 Stock Incentive Plan, as amended (included as Exhibit A to the Company's definitive proxy statement dated May 10, 1994, and
         incorporated by reference).                                           *

 10.4     Senior Executive Incentive Plan effective beginning with the fiscal year ended February 1, 1997 (included as Exhibit 10.4 to the Company's Quarterly
          Report on Form 10-Q dated September 17, 1996, and incorporated herein by
          reference).                                                                      *

 10.5     Trademark License Agreement between the Company and Levi Strauss & Co. dated as of November 15, 1996.

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

 10.8     Participation Agreement among Designs JV Corp.(the "Designs Partner"), the
          Company, LDJV Inc. (the "LOS Partner"), Levi's Only Stores, Inc. ("LOS"),
          Levi Strauss & Co. ("LS&CO") and Levi Strauss Associates Inc. ("LSAI") dated
          January 28, 1995 (included as Exhibit 10.1 to the Company's Current Report on
          Form 8-K dated April 24, 1995, and incorporated herein by reference).            *

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

 10.12    Sublicense Agreement between the LOS Partner and the OLS Partnership dated
          January 28, 1995 (included as Exhibit 10.5 to the Company's Current Report on
          Form 8-K dated April 24, 1995, and incorporated herein by reference).            *

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

 10.15    Credit Agreement among the Company, LOS and the OLS Partnership dated as of
          October 1, 1996 (included as Exhibit 10.15 to the Company's Quarterly Report
          on Form 10-Q dated December 17, 1996, and incorporated herein by reference).     *

 10.16    Asset Purchase Agreement between LOS and the Company relating to the sale of stores located in Minneapolis, Minnesota dated January 28, 1995 (included as
          Exhibit 10.9 to the Company's Current Report on Form 8-K dated April 24,
          1995, and incorporated herein by reference).                                     *

 10.17    Asset Purchase Agreement between LOS and the Company relating to the sale of a store located in Cambridge Massachusetts dated January 28, 1995 (included as Exhibit 10.10 to the Company's Current Report on Form 8-K dated April 24,
          1995, and incorporated herein by reference).                                     *

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

 10.23   Employment Separation Agreement dated as of August 7, 1996 between the
         Company and William D. Richins (included as Exhibit 10.26 to the Company's
         Quarterly Report on Form 10-Q dated September 17, 1996, and incorporated
         herein by reference).                                                            *

 11      Statement re: computation of per share earnings.

 13      Annual Report to Shareholders for the fiscal year ended February 1, 1997
         (with the exception of the information incorporated by reference included in
         Items 5, 6, 7 and 8, the Annual Report to Shareholders for the fiscal year ended February 1, 1997 is not deemed filed as part of this report).

 21      Subsidiaries of the Registrant.

 23      Consent of Coopers & Lybrand, L.L.P. dated May 1, 1997.

 27      Financial Data Schedule.

 99 Report of the Company dated April 22, 1997 concerning certain cautionary statements of the Company to be taken into account in conjunction with consideration and review of the Company's publicly-disseminated documents
         (including oral statements made by others on behalf of the Company) that include forward looking information.

* Previously filed with the Securities and Exchange Commission.

     (b) REPORTS ON FORM 8-K:

     (i) The Company reported under Item 5 on Form 8-K dated April 22, 1997, certain cautionary statements of the Company to be taken into account in conjunction with the consideration and review of the Company's publicly-disseminated documents (including oral statements made by others on behalf of the Company) that include forward-looking information.

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


                                            DESIGNS, INC.

                                            BY: /s/ JOEL H. REICHMAN
                                                -------------------------------
                                                JOEL H. REICHMAN
                                                President and Chief Executive
                                                Officer

May 1, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated, on May 1, 1997.


                                  SIGNATURES
                                  ----------

/s/ JOEL H. REICHMAN
---------------------------------    President and Chief Executive Officer and
JOEL H. REICHMAN                     Director (Principal Executive Officer)

/s/ CAROLYN R. FAULKNER
---------------------------------    Vice President and Chief Financial Officer
CAROLYN R. FAULKNER                  (Principal Accounting Officer)

/s/ STANLEY I. BERGER
---------------------------------
STANLEY I. BERGER                    Chairman of the Board and Director

/s/ JAMES G. GRONINGER
---------------------------------
JAMES G. GRONINGER                   Director

/s/ MELVIN I. SHAPIRO
---------------------------------
MELVIN I. SHAPIRO                    Director

/s/ BERNARD M. MANUEL
---------------------------------
BERNARD M. MANUEL                    Director

/s/ PETER L. THIGPEN
---------------------------------
PETER L. THIGPEN                     Director