Form 10-Q
period 1997-05-03
DESIGNS INC
filed 1997-06-17
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q
                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


Quarter Ended May 3, 1997          Commission File Number   0-15898


                                   DESIGNS, INC.
                            (Exact name of registrant as
                             specified in its charter)



      Delaware                                    04-2623104
-------------------------------         ------------------------------
(State or other jurisdiction of        (IRS Employer Identification No.)
incorporation or organization)

  66 B Street, Needham, MA                          02194
-----------------------------------             ---------------
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

Yes  X       No
    ----    ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding as of May 3, 1997
          -----                    -----------------------------
          Common                   15,621,743 shares

                         DESIGNS, INC.
                  CONSOLIDATED BALANCE SHEETS
         May 3, 1997,  May 4, 1996 and February 1, 1997
               (In thousands, except share data)
                          (Unaudited)

                                  May 3,     May 4,     February 1,
                                   1997       1996         1997
                                 --------   --------    ----------
  ASSETS

Current Assets:
  Cash and cash equivalents    $     119  $  21,435  $   3,390
  Short-term investments           ----       ----       5,887
  Accounts receivable                467        576        558
  Inventories                    104,112     64,752     79,958
  Deferred income taxes            1,160        922      1,160
  Prepaid income taxes             1,019      1,154        ---
  Pre-opening costs, net             602        492        524
  Prepaid expenses                 5,757      4,021      4,834
                               ---------  ---------   --------
  Total current assets           113,236     93,352     96,311

Property and equipment, net
of accumulated depreciation
and amortization                  40,851     39,281     39,216

Other assets:
  Long-term investments            ----       5,665      ----
  Deferred income taxes            2,700      2,763      2,743
  Intangible assets                3,053      2,783      3,078
  Other assets                       303        850        412
                                --------  ---------  ---------
Total Assets                   $ 160,143  $ 144,694  $ 141,760
                               =========  =========  =========

  LIABILITIES AND STOCKHOLDERS'
  EQUITY

Current liabilities:
  Accounts payable             $  25,390   $ 20,170  $  12,194
  Accrued expenses and other
  current liabilities              7,779      9,886      7,046
  Accrued rent                     2,593      2,414      2,398
  Income taxes payabl              ----       ----       1,353
  Notes payable (Note 4)          10,600      1,000      1,000
                                  -------    ------     ------
  Total Liabilities               46,362     33,470     23,991

Minority Interest (Note 2)         5,807      6,371      6,724

Stockholders' equity:
  Preferred Stock, $0.01 par
  value, 1,000,000 shares
  authorized, none issued
  Common Stock, $0.01 par
  value, 50,000,000 shares
  authorized, 15,622,000,
  15,812,000 and 15,873,000
  shares issued at May 3, 1997,
  May 4, 1996 and February 1, 1997,
  respectively                       159        158        159
  Additional paid-in capital      53,371     52,769     53,320
  Retained earnings               56,271     51,926     59,393
  Treasury stock at cost,
  281,000 shares
  at May 3, 1997 and
  February 1, 1997                (1,827)    ----       (1,827)

  Total Stockholders' equity     107,974    104,853    111,045
                                 -------    -------    -------
  Total Liabilities and
  stockholders' equity        $  160,143  $ 144,694  $ 141,760
                                 =======    =======    =======


 The accompanying notes are an integral part of the consolidated financial statements.

                                 DESIGNS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                  Three Months Ended  Twelve Months Ended
                                  ------------------  -------------------
                                    May 3,    May 4,    May 3,    May 4,
                                     1997      1996      1997      1996
                                    -----     -----     -----      -----


Sale                             $ 55,470  $ 59,336 $ 285,727  $ 302,932
Cost of goods sold including
 occupancy                         41,984    43,179   202,169    213,895
                                   ------    ------   -------    -------

Gross profit                       13,486    16,157    83,558     89,037

Expenses:
 Selling, general and
  administrative                   16,055    16,060    65,931     70,991
 Depreciation and amortization      2,786     2,484    10,705      7,253
                                   ------    ------    ------     ------
Total expenses                     18,841    18,544    76,636     78,244
                                   ------    ------    ------     ------

Operating income (loss)            (5,355)   (2,387)    6,922     10,793

Interest expense                      151        44       304        218
Interest income                        55       318       903      1,438
                                   ------    ------     -----     ------

Income (loss) before minority
 interest and income taxes         (5,451)   (2,113)    7,521     12,013

Less minority interest                (16)     (145)      624        140
                                   ------    ------     -----     ------

Income (loss) before income taxes  (5,435)   (1,968)    6,897     11,873

Provision (benefit) for
 income taxes                      (2,251)     (823)    2,672      4,819
                                   ------      ----     -----      -----
Net income (loss)                $ (3,184) $ (1,145)  $ 4,225    $ 7,054
                                   ======    ======     =====      =====


Net income per share             $  (0.20) $  (0.07)  $  0.27    $  0.45


Weighted average shares
 outstanding                       15,606    15,812    15,720     15,778



   The accompanying notes are an integral part of the consolidated financial statements.

                               DESIGNS, INC.
                         STATEMENTS OF CASH FLOWS
                         (In thousands-Unaudited)

                                               Three Months Ended
                                              --------------------
                                               May 3,        May 4,
                                                1997          1996
                                              -------       -------

Cash flows from operating activities:
  Net loss                                  $ (3,184)     $ (1,145)
  Adjustments to reconcile to net cash
  used for operating activities:
     Depreciation and amortization             2,786         2,484
     Minority interest                           (16)         (145)
     Loss on sale of investments                 102            17
     Loss/(Gain) from disposal of
      property and equipment                       3            (6)

  Changes in operating assets and
  liabilities:
     Accounts receivable                          91            97
     Inventories                             (24,154)       (6,809)
     Prepaid expenses                         (1,942)          (53)
     Income taxes payable                     (1,353)       (1,154)
     Accounts payable                         13,196        11,985
     Accrued expenses and other
      current liabilities                        733         2,002
     Accrued rent                                195          (172)
                                             -------        ------
  Net cash (used for) provided by
  operating activities                       (13,543)        7,101
                                             -------        ------

Cash flows from investing activities:
     Additions to property and
     equipment                                (4,161)       (5,872)
     Incurrence of pre-opening costs            (104)            8
     Proceeds from disposal of property
     and equipment                                 1             8
     Sale and maturity of investments          5,785         6,190
     Reduction in other assets                    51            57
     Distributions to joint venture partner     (900)        ----
                                             -------        ------
  Net cash provided by investing activities      672           391
                                             -------        ------
Cash flows from financing activities:
     Net borrowings under credit facility      9,600         ----
     Issuance of common stock under
     option program (1)                        ----              2
                                             -------         -----
  Net cash provided by financing activities    9,600             2
                                             -------         -----
Net increase (decrease) in cash and
cash equivalents                              (3,271)        7,494
Cash and cash equivalents:
  Beginning of the year                        3,390        13,941
                                             -------      --------
  End of the quarter                         $   119      $ 21,435
                                             =======      ========


Supplementary Cash Flow Disclosure

     Cash paid:
      Interest                               $   63       $    43
      Taxes, net                                236           199


  (1) Net of related tax effect.



The accompanying notes are an integral part of the consolidated financial statements.

                                 DESIGNS, INC.
                   Notes to Consolidated Financial Statements



1.   Basis of Presentation

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes contained in the Company's audited consolidated financial statements for the year ended February 1, 1997. The Company's business has historically been seasonal in nature and the results of the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.   Minority Interest

On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company, entered into a partnership agreement with LDJV Inc. (the "Partnership Agreement") establishing a joint venture to sell Levi's(R) brand jeans and jeans-related products in Original Levi's(R) StoresTM and Levi's(R) Outlet stores. LDJV Inc. is a wholly-owned subsidiary of Levi's Only Stores, Inc., which is a wholly-owned subsidiary of Levi Strauss & Co. The joint venture that was established by the Partnership Agreement is known as The Designs/OLS Partnership (the "OLS Partnership"). The operating results of the OLS Partnership are consolidated with the financial statements of the Company for the three and twelve months ended May 3, 1997. Minority interest at May 3, 1997, represents LDJV Inc.'s 30% interest in the OLS Partnership. During the first quarter of fiscal 1997, the OLS Partnership distributed $3.0 million in "excess cash" to its partners in accordance with the terms of the Partnership Agreement. The OLS Partnership is also obligated to distribute funds to its partners enabling them to pay taxes associated with the related earnings. No cash distributions were made for this purpose during the first quarters of fiscal 1996 and fiscal 1997.

3.   Boston Trading Ltd., Inc. Acquisition

On May 2, 1995, the Company acquired certain assets of Boston Trading Ltd., Inc. In accordance with the terms of the Asset Purchase Agreement dated April 21, 1995, the Company paid $5.4 million in cash, financed by operations, and delivered a non-negotiable promissory note in the principal amount of $1 million (the "Purchase Note") payable in two equal annual installments through May 2, 1997. In the first quarter of fiscal 1996, the Company asserted rights of indemnification under the Asset Purchase Agreement. In accordance with the Asset Purchase Agreement, the Company, when exercising its indemnification rights, has the right, among other courses of action, to offset against the payment of principal and interest due and payable under the Purchase Note. Accordingly, the Company did not make either of the $500,000 payments of principal due on the Purchase Note on May 2, 1996 and May 2, 1997. The Company paid all interest due through May 2, 1997, in accordance with the terms of the Purchase Note.

4.   Credit Facility

On July 24, 1996, the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with BayBank, N.A. and State Street Bank and Trust Company under which these banks established a credit facility for the Company. This credit facility, which terminates on June 30, 1999, consists of: (i) a revolving line of credit permitting the Company to borrow up to $15 million, and (ii) a commercial and trade letters of credit facility under which letters of credit, in aggregate amount up to $45 million, may be issued for the Company's inventory purchases. Under the revolving line of credit portion of the facility, the Company has the ability to issue standby letters of credit up to $750,000. Loans made under this portion of the facility bear interest, subject to adjustment, at BayBank, N.A.'s prime rate or LIBOR-based fixed rate. The Company may increase the commercial and trade letters of credit portion of the facility in increments of $15 million up to a total of $45 million. Under the Credit Agreement, the Company has agreed not to pay cash dividends on its Common Stock if such payment would cause the Company to be in default of certain financial ratios. To date, the Company has not paid any cash dividends.
The terms of the Credit Agreement require the Company to maintain certain net worth, inventory turnover and cash flow ratios. The Company received a written waiver of its non-compliance at May 3, 1997 with the inventory turnover covenant in the Credit Agreement. At May 3, 1997, the Company had outstanding commercial and trade letters of credit totaling approximately $7.3 million and two outstanding standby letters of credit totaling approximately $436,000.

5.   Joint Venture Credit Agreement

During the third quarter of fiscal 1996 the Company entered into a Credit Agreement (the "OLS Credit Agreement") with the OLS Partnership and Levi's Only Stores, Inc. ("LOS") under which the Company and LOS are committed to make advances to the OLS Partnership in the amount of $3.5 million and $1.5 million, respectively. The facility bears interest at BayBank, N.A.'s prime rate and terminates September 30, 1997, unless terminated earlier pursuant to the provisions of the OLS Credit Agreement. This Agreement provides that there will be no unpaid credit advance outstanding on the last day of any fiscal year and for at least 30 consecutive days immediately following the last day of each fiscal year. No advances were outstanding under this facility during the first quarter of fiscal 1997.

6.   Subsequent Event

On June 10, 1997, the Company announced that it will re-focus the product mix in its Designs and Boston Trading Co.(SM) stores to one focused on Levi Strauss & Co. and other name brand apparel and accessories. The Company plans to reduce the proportion of private label merchandise in its Designs stores beginning with the 1997 "Back to School" selling season and increase Levi Strauss & Co. and other name brand products to approximately 70% of the total merchandise mix. The Company also plans to shift the product mix in its Boston Trading Co.(SM) stores by increasing the proportion of Levi Strauss & Co. and other name brand products in these stores for fiscal 1998. In connection with the re-focused strategy, the Company will close its New York City private label product development office and eliminate positions associated with that office. The Company also announced a headcount freeze in its corporate office and plans not to replace non-essential corporate office positions for the remainder of fiscal 1997. The Company has private label purchase commitments totaling approximately $12.9 million, at cost, existing for the period from July 1997 through January 1998. At May 3, 1997, the Company had approximately $15 million, at cost, in private label nventory. Based upon the performance to date of its private label merchandise, the Company anticipates increased markdown activity during the remainder of fiscal 1997 in connection with the sale of excess inventory.
The Company plans to satisfy its future private label requirements with open market purchases of selected items that will carry the Boston
Traders(R) label.

Part I. Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

RESULTS OF OPERATIONS

Sales for the first quarter of fiscal 1997 were $55.5 million as compared to sales of $59.3 million in the first quarter of fiscal 1996. Comparable store sales decreased 7 percent for the first quarter as compared to the same period in the prior year. Comparable stores are retail locations that have been in operation for at least one full fiscal year. Of the 154 stores the Company operated as of May 3, 1997, 140 were comparable stores. This decrease in sales was primarily due to sales shortfalls in Levi's(R) brand men's jeans and the poor performance of the Company's private label products.

Gross margin rate (including the costs of occupancy) for the first quarter of fiscal 1997 equaled 24.3 percent of sales as compared with 27.2 percent in the prior year. The decrease was attributable to a decrease in merchandise margin resulting from markdowns associated with the Company's private label products which did not perform as planned, and an increase in occupancy expense as a percentage of sales due to the effect of a lower than anticipated sales base compared to the same period in the prior year.

Selling, general and administrative expenses increased as a percentage of sales to 28.9 percent, compared with 27.1 percent of sales in the prior year. Selling general and administrative expenses totaled $16.1 million for each of the first quarters of fiscal 1996 and fiscal 1997. Store payroll expense, the largest component of selling, general and administrative expenses, equaled 13.3 percent of sales, compared with 11.3 percent in the prior year. Advertising expense increased 66 percent, or by $283,000, over the prior year due to the marketing and promotion of the Company's new Boston Trading Co.(SM) stores. These increases were offset by decreases in other store operating expenses as the Company continues to focus on managing and controlling costs.

Depreciation and amortization expense of $2.8 million for the first quarter of fiscal 1997 represents an increase of 12 percent as compared with depreciation and amortization expense of $2.5 million for the same period in fiscal 1996 due to the cost of new store openings and remodeled stores. For the rolling 12 month period, depreciation and amortization increased 48 percent, primarily due to capital expenditures associated with the Company's new corporate offices, the timing of store openings as well as upgrades of information and technology systems.

Interest expense was $151,000 and $44,000 in the first quarter of fiscal 1997 and fiscal 1996, respectively. On a rolling 12 month basis, interest expense increased to $304,000 as compared to $218,000 in the prior comparable period. This increase is primarily attributable to borrowings under the Company's revolving credit facility during the first quarter of fiscal 1997. The Company anticipates that interest expense will continue to increase in fiscal 1997 as a result of borrowings under the Company's credit facility.

Interest income for the first quarter of fiscal 1997 was $55,000 compared to $318,000 in fiscal year 1996. For the rolling 12 month period, interest income of $903,000 decreased by 37 percent from $1.4 million in the prior comparable period. The decrease in interest income is attributable to a lower average investment balance compared to the same periods last year.
The Company anticipates that interest income will continue to decline in fiscal 1997 reflecting further declines in investment balances.

Net loss for the first quarter of fiscal year 1997 equaled ($3.2) million or ($0.20) per share, as compared with a net loss of ($1.1) million, or ($.07) per share in the first quarter of fiscal 1996. Net income, on a rolling 12 month basis, was $4.2 million or $0.27 per share in the 12 month period, as compared with $7.1 million, or $0.45 per share in the prior comparable period.

SEASONALITY

The Company's business is seasonal, reflecting increased consumer buying in the "Fall" and "Holiday" seasons. Historically, the second half of each fiscal year provides a greater portion of the Company's annual sales and operating income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash needs are for operating expenses, including cash outlays associated with inventory purchases, the development of the Company's private label product line and capital expenditures for new and remodeled stores, information technology and acquisitions.

On June 10, 1997, the Company announced that it will re-focus the product mix in its Designs and Boston Trading Co.(SM) stores to one focused on Levi Strauss & Co. and other name brand apparel and accessories. The Company plans to reduce the proportion of private label merchandise in its Designs stores beginning with the 1997 "Back to School" selling season and increase Levi Strauss & Co. and other name brand products to approximately 70% of the total merchandise mix. The Company also plans to shift the product mix in its Boston Trading Co.(SM) stores by increasing the proportion of Levi Strauss & Co. and other name brand products in these stores for fiscal 1998. In connection with the re-focused strategy, the Company will close its New York City private label product development office and eliminate positions associated with that office. The Company also announced a headcount freeze in its corporate office and plans not to replace non-essential corporate office positions for the remainder of fiscal 1997. The Company plans to satisfy its future private label requirements with open market purchases of selected items that will carry the Boston Traders(R) label.

WORKING CAPITAL AND CASH FLOWS

To date, the Company has financed its working capital requirements and expansion program with cash flow from operations, borrowings and proceeds from Common Stock offerings. Cash used in operations for the first three months of fiscal 1997 was $13.5 million as compared to cash provided by operations of $7.1 million for the same period in the prior year. Cash used in operations in the first quarter of fiscal 1997 is primarily attributable to increased purchases for the Levi's(R) Outlet stores, inventory purchases of private label products associated with the opening of Boston Trading Co.(SM) stores, and the timing of other working capital accounts, combined with slower than expected sales of Levi's(R) brand men's jeans and the Company's private label products.

The Company's cash position at May 3, 1997 was approximately $119,000, compared to $21.4 million at the end of the first quarter of fiscal 1996. During the first quarter of fiscal 1997, the Company sold its remaining short-term investments of $5.9 million. As a result of this sale, the Company realized a loss of $102,300. As described below, at May 3, 1997, the Company had net borrowings outstanding equal to $9.6 million under its revolving credit facility, compared to no borrowings under this facility at the end of the first quarter of fiscal 1996. The Company anticipates that it will borrow up to a total of $15 million under the revolving line of credit portion of the credit facility during the second and third quarters of fiscal 1997. The Company also anticipates that the amount of the outstanding letters of credit will decrease during this same period.

The Company's working capital at May 3, 1997 was approximately $66.9 million, compared to $59.8 million at May 4, 1996. This increase in working capital was primarily attributable to seasonal inventory purchases. At May 3, 1997, total inventory equaled $104.1 million, reflecting an increase of 61 percent, or $39.4 million, as compared to total inventory at the end of the first quarter of fiscal 1996. This increase was primarily due to seasonal inventory purchases described above, and special purchases of Levi's(R) brand products for the Levi's(R) Outlet stores. At the end of the first quarter of fiscal 1997, the Company had approximately $15 million, at cost, in private label inventory, and purchase commitments totaling approximately $12.9 million, at cost, existing for the period from July 1997 through January 1998. Based upon the performance to date of its private label merchandise, the Company anticipates increased markdown activity during the remainder of fiscal 1997 in connection with the sale of excess inventory.
The Company will satisfy its future private label requirements with open market purchases of selected items that carry the Boston Traders(R) label. The Company continues to evaluate and, within the discretion of management, act upon opportunities to purchase substantial quantities of Levi's(R) brand products for the Levi's(R) Outlet stores.

The Company's trade payables to Levi Strauss & Co., its principal vendor, generally are due 30 days after the date of invoice. The Boston Traders(R) brand product requires the Company to source its own product predominantly with various offshore vendors. To date, payment to these vendors has been through the use of letters of credit, which require payment upon presentation of shipping documents. The Company anticipates that the use of this payment method will be proportional to its Boston Traders(R) brand product purchases.

On July 24, 1996, the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with BayBank, N.A. and State Street Bank and Trust Company. The facility, which terminates June 30, 1999, consists of: (i) a revolving line of credit permitting the Company to borrow up to $15 million, and (ii) a commercial and trade letters of credit facility under which letters of credit, in aggregate amount up to $45 million, may be issued for the Company's inventory purchases. Under the revolving line of credit portion of the facility, the Company has the ability to issue standby letters of credit up to $750,000. Loans made under this portion of the facility bear interest, subject to adjustment, at BayBank, N.A.'s prime rate or LIBOR-based fixed rate. The Company may increase the commercial and trade letters of credit portion of the facility in increments of $15 million up to a total of $45 million. The terms of the Credit Agreement require the Company to maintain certain net worth, inventory turnover and cash flow ratios. The Company received a written waiver of its non-compliance at May 3, 1997, with the inventory turnover covenant in the Credit Agreement. At the end of the first quarter, the Company had outstanding letters of credit totaling approximately $7.3 million and two outstanding standby letters of credit totaling approximately $436,000.

On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company, and a subsidiary of Levi's Only Stores, Inc., a wholly-owned subsidiary of Levi Strauss & Co., entered into a partnership agreement (the "Partnership Agreement") to sell Levi's(R) brand jeans and jeans-related products. The joint venture that was established by the Partnership Agreement is known as The Designs/OLS Partnership (the "OLS Partnership"). The term of the joint venture is ten years; however, the Partnership Agreement contains certain exit rights that enable either partner to buy or sell its interest in the joint venture after five years. The Company previously announced that the OLS Partnership may open up to thirty-five to fifty Original Levi's(R) StoresTM and Levi's(R) Outlet stores throughout eleven Northeast states and the District of Columbia throughout the end of fiscal 1999. At the end of the first quarter of fiscal 1997 there were eleven Original Levi's(R) Stores and eleven Levi's(R) Outlet stores.

During the first quarter of fiscal 1997, the OLS Partnership distributed $3.0 million in "excess cash" to its partners in accordance with the terms of the Partnership Agreement. It is the intention of the partners in the joint venture that additional working capital for the joint venture's future expansion will come from its operations, capital contributions, loans from the partners and borrowings from third parties.

During the third quarter of fiscal 1996, the Company entered into a Credit Agreement (the "OLS Credit Agreement") with the OLS Partnership and Levi's Only Stores, Inc. under which the Company and Levi's Only Stores, Inc. are committed to make advances to the OLS Partnership in amounts up to $3.5 million and $1.5 million, respectively. This credit facility bears interest at BayBank, N.A.'s prime rate and terminates on September 30, 1997, unless terminated earlier pursuant to other provisions of the OLS Credit Agreement. The OLS Credit Agreement also provides that there may not be credit advances outstanding on the last day of any fiscal year and for at least 30 consecutive days immediately following the last day of each fiscal year. There were no borrowings under this facility through May 3, 1997. The Company has not established a cash reserve to fund this commitment.

CAPITAL EXPENDITURES

During the first quarter of fiscal 1997, the Company opened five new Boston Trading Co.(SM) stores and remodeled one Levi's(R) Outlet by Designs store. Total cash outlays of $4.1 million and $5.9 million during the first quarters of fiscal 1997 and fiscal 1996, respectively, represent the costs of new and remodeled stores as well as corporate office capital spending during the periods. As of the quarter end, the Company had closed one Designs store for which the lease had expired. Subsequent to the quarter ended May 3, 1997, the OLS Partnership opened one new Levi's(R) Outlet store.

On May 2, 1995, the Company acquired certain assets of Boston Trading Ltd., Inc. ("Boston Trading") in accordance with the terms of an Asset Purchase Agreement dated April 21, 1995. The Company paid $5.4 million in cash, financed by operations, and delivered a non-negotiable promissory note in the principal amount of $1.0 million (the "Purchase Note"). The principal amount of the Purchase Note was payable in two equal installments through May 1997. In the first quarter of fiscal 1996, the Company asserted certain indemnification rights under the Asset Purchase Agreement. In accordance with the Asset Purchase Agreement, the Company, when exercising its indemnification rights, has the right, among other courses of action, to offset against the payment of principal and interest due and payable under the Purchase Note. Accordingly, the Company did not make either of the $500,000 payments of principal on the Purchase Note that were due on May 2, 1996 and May 2, 1997. The Company has paid all interest in accordance with the terms of the Purchase Note. Any portion of the principal amount of the Purchase Note which may be paid by the Company depends upon whether the Company's claims are satisfied by Boston Trading and its stockholders.

In the first quarter of fiscal 1997, the Company introduced a retail store concept featuring its Boston Traders(R) brand under the name "Boston Trading Co." These stores are located in upscale malls and one urban location. The Company recently announced its plans to increase the percentage of Levi Strauss & Co. and other brand name products in these stores for fiscal 1998. The Company also announced that it plans to satisfy its future private label requirements with open market purchases of selected items that will carry the Boston Traders(R) label. Barring any unforeseen circumstances, the Company plans to open one additional Boston Trading Co.(SM) store in fiscal 1997.

In November 1996, the Company and Levi Strauss & Co. entered into a trademark license agreement (the "Outlet License Agreement") which provides the terms upon which the Company is permitted to use the Levi Strauss & Co. batwing trademark in connection with the operations of the Company's Levi's(R)
Outlet by Designs stores. The Outlet License Agreement authorizes the Company, subject to certain terms and conditions, to operate the Levi's(R) Outlet by Designs stores using the Levi's(R) batwing trademark in 25 states in the eastern portion of the United States. Subject to certain default provisions, the term of the Outlet License Agreement will expire on July 31, 2001, and the license for any store will be for a period co-terminous with the lease term for such store (including extension options), unless Levi Strauss & Co. otherwise extends the term of the license for that particular store. Levi Strauss & Co. has no obligation to extend the license beyond the initial term described above. The leases (including extension options) relating to approximately one-half of the Levi's(R) Outlet by Designs stores open at May 3, 1997 expire in or prior to fiscal 2009 and all, except for four such leases, expire in or prior to fiscal 2011.

The Company expects that cash flow from operations and short-term borrowings will enable it to finance its current working capital, remodeling and expansion requirements during the remainder of the fiscal year.

The Company continually evaluates discretionary investments in new projects that may complement its existing business. Further, as leases expire, the Company continues to evaluate the performance of its existing stores. As a result of this process, certain store locations could be closed or relocated within a center in the future.

The foregoing discussion of the Company's results of operations, liquidity, capital resources and capital expenditures includes certain forward-looking information. Such forward-looking information requires management to make certain estimates and assumptions regarding the Company's expected strategic direction and the related effect of such plans on the financial results of the Company. Accordingly, actual results and the Company's implementation of its plans and operations may differ materially from forward-looking statements made by the Company. The Company encourages readers of this information to refer to the Company's Current Report on Form 8-K, previously filed with the United States Securities and Exchange Commission on April 22, 1997, which identifies certain risks and uncertainties that may have an impact on future earnings and the direction of the Company.

Part II.  Other Information

ITEM 1.   Legal Proceedings

The Company is a party to litigation and claims arising in the normal course of its business. Barring unforeseen circumstances, management does not expect the results of these actions to have a material adverse effect on the Company's business or financial condition.

ITEM 3.   Default Upon Senior Securities

As discussed above, the Credit Agreement requires the Company to maintain certain net worth, inventory turnover and cash flow ratios. The Company received a written waiver of its non-compliance at May 3, 1997 with the inventory turnover covenant in the Credit Agreement.

ITEM 6.   Exhibits and Reports on Form 8-K

A.    Reports on Form 8-K:

      The Company reported under item 5 on Form 8-K, dated April 22, 1997, certain cautionary statements of the Company to be taken into account in conjunction with consideration and review of the Company's publicly-disseminated documents (including oral statements made by others on behalf of the Company) that include forward looking information.

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

10.3 1992 Stock Incentive Plan, as amended (included as Exhibit A to the Company's definitive proxy statement dated May 9, 1997, and
      incorporated by reference).                                            *

10.4  Senior Executive Incentive Plan effective beginning with the fiscal year ended February 1, 1997 (included as Exhibit 10.4 to the
      Company's Quarterly Report on Form 10-Q dated September 17, 1996,
      and incorporated herein by reference).                                 *

10.5  Trademark License Agreement between the Company and Levi Strauss &
      Co. dated as of November 15, 1996 (included as Exhibit 10.5 to the Company's Annual Report on Form 10-K dated May 1, 1997, and
      incorporated herein by reference).                                     *

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

10.23 Employment Agreement dated as of May 9, 1997 between the Company and Carolyn R. Faulkner.

10.24 Employment Separation Agreement dated as of August 7, 1996 between the Company and William D. Richins (included as Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q dated September 17,
      1996, and incorporated herein by reference).                           *

11    Statement re: computation of per share earnings.

27    Financial Data Schedule.

99.1  Report of the Company dated April 22, 1997 concerning certain cautionary statements of the Company to be taken into account in conjunction with consideration and review of the Company's publicly-disseminated documents (including oral statements made by others on behalf of the Company) that include forward looking information (included as Exhibit 99 to the Company's Annual Report on Form 10-K dated May 1, 1997, and incorporated herein by
      reference).                                                            *

99.2  Press release of the Company dated June 10, 1997.


*     Previously filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DESIGNS, INC.



                                   By:/s/ JOEL H. REICHMAN
                                      -----------------------
                                      Joel H. Reichman
                                      President and
                                      Chief Executive Officer
Dated:    June 17, 1997