Form 10-Q
period 1997-08-02
DESIGNS INC
filed 1997-09-16
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q
                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


Quarter Ended August 2, 1997       Commission File Number   0-15898


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



                               (781) 444-7222
                            --------------------
                          (Registrant's telephone
                         number, including area code)


Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    ------     ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding as of August 2, 1997
          -----                    --------------------------------
          Common                          15,623,046 shares

                            DESIGNS, INC.
                     CONSOLIDATED BALANCE SHEETS
         August 2, 1997,  August 3, 1996 and February 1, 1997
                  (In thousands, except share data)
                             (Unaudited)

                                          August 2,  August 3,  February 1,
                                            1997       1996        1997
                                          ---------  ---------  -----------
ASSETS
Current assets:
 Cash and cash equivalents                   $    355  $  15,771  $  3,390
 Short-term investments                          ----       ----     5,887
 Accounts receivable                              234        421       558
 Inventories (Note 6)                          80,376     64,610    79,958
 Income taxes deferred and refundable          14,115      2,230     1,160
 Pre-opening costs, net                           434        251       524
 Prepaid expenses                               5,269      4,056     4,834
                                              -------    -------   -------
                                              100,783     87,339    96,311
Property and equipment, net of accumulated
 depreciation and amortization                 40,275     41,000    39,216

Other assets:
 Long-term investments                           ----      5,766      ----
 Deferred income taxes                          2,700      2,737     2,743
 Intangible assets                              3,040      2,716     3,078
 Other assets                                     251        662       412
                                             --------   --------  --------
 Total assets                                $147,049   $140,220  $141,760
                                             ========   ========  ========

 LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
 Accounts payable                            $ 16,893   $ 12,868  $ 12,194
 Accrued expenses and other current
  liabilities                                  11,444     11,787     7,046
 Accrued rent                                   2,848      2,739     2,398
 Reserve for store closings (Note 6)            6,123       ----      ----
 Income taxes payable                            ----       ----     1,353
 Notes payable (Note 4)                        12,950      1,000     1,000
                                             --------    -------   -------
 Total liabilities                             50,258     28,394    23,991


Minority interest (Note 2)                      5,397      6,371     6,724

Stockholders' equity:
 Preferred Stock, $0.01 par value,
 1,000,000 shares authorized, none issued
 Common Stock, $0.01 par value, 50,000,000
 shares authorized, 15,904,000, 15,819,000
 and 15,873,000 shares issued at August 2,
 1997, August 3, 1996 and February 1, 1997,
 respectively                                      159        158       159
 Additional paid-in capital                     53,373     52,784    53,320
 Retained earnings                              39,689     52,513    59,393
 Treasury stock at cost, 281,000 shares
 at August 2, 1997 and February 1, 1997         (1,827)      ----    (1,827)
                                             ---------   --------  --------
 Total stockholders' equity                     91,394    105,455   111,045
                                             ---------   --------  --------
 Total liabilities and stockholders' equity   $147,049   $140,220  $141,760
                                             =========   ========  ========


    The accompanying notes are an integral part of the consolidated financial statements.

                           DESIGNS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except per share data)
                            (Unaudited)

                                              Three Months Ended
                                             ---------------------
                                              August 2,   August 3,
                                               1997         1996
                                             ---------   ---------

   Sales                                   $  64,543    $  66,524
   Cost of goods sold including
    occupancy                                 67,128       45,959
                                           ---------    ---------
   Gross profit (loss) (Note 6)               (2,585)      20,565

   Expenses:
    Selling, general and administrative       16,949       17,177
    Provision for impairment of assets and
     store closings                            6,046          -
    Depreciation and amortization              2,881        2,666
                                            --------     --------
   Total expenses                             25,876       19,843
                                            --------     --------

   Operating income (loss)                   (28,461)         722

   Interest expense                              255           44
   Interest income                                13          262
                                            --------     --------


   Income (loss) before minority interest
   and income taxes                          (28,703)         940

   Less minority interest                       (410)           1
                                             -------      -------

   Income (loss) before income taxes         (28,293)         939

   Provision (benefit) for income taxes      (11,712)         385
                                            --------      -------
   Net income (loss)                      $  (16,581)    $    554
                                            ========      =======



   Net income (loss) per common and
   common equivalent share                 $  (1.06)     $   0.04

   Weighted average common and common
    equivalent shares outstanding            15,622        15,817


          The accompanying notes are an integral part of the consolidated financial statements.

                          DESIGNS, INC.
                CONSOLIDATED STATEMENTS OF INCOME
              (In thousands, except per share data)
                           (Unaudited)

                                               Six Months Ended
                                           ---------------------
                                             August 2,   August 3,
                                               1997       1996
                                           -----------  ----------

  Sales                                    $ 120,013    $ 125,860
  Cost of goods sold including
   occupancy                                 109,112       89,138
                                             -------      -------

  Gross profit (loss) (Note 6)                10,901       36,722

  Expenses:
   Selling, general and administrative        33,004       33,237
   Provision for impairment of assets and
    store closings                             6,046         -
   Depreciation and amortization               5,667        5,150
                                             -------      -------
  Total expenses                              44,717       38,387
                                             -------      -------

  Operating income (loss)                    (33,816)      (1,665)

  Interest expense                               406           88
  Interest income                                 68          580
                                             -------      -------

  Income (loss) before minority interest
  and income taxes                           (34,154)      (1,173)

  Less minority interest                        (427)        (144)
                                            --------     --------

  Income (loss) before income taxes          (33,727)      (1,029)

  Provision (benefit) for income
  taxes                                      (13,963)        (438)
                                            --------      -------

  Net income (loss)                        $ (19,764)    $   (591)
                                            ========      =======


  Net income (loss) per common and common
   equivalent share                       $   (1.27)    $  (0.04)

  Weighted average common and common
   equivalent shares outstanding              15,613       15,814


           The accompanying notes are an integral part of the consolidated financial statements.

                          DESIGNS, INC.
                CONSOLIDATED STATEMENTS OF INCOME
              (In thousands, except per share data)
                           (Unaudited)

                                             Twelve Months Ended
                                            -----------------------
                                            August 2,   August 3,
                                              1997        1996
                                           ---------    ---------

  Sales                                    $ 283,746    $ 302,605
  Cost of goods sold including
  occupancy                                  223,338      212,872
                                             -------      -------
  Gross profit (loss) (Note 6)                60,408       89,733

  Expenses:
   Selling, general and administrative        65,703       70,110
   Provision for impairment of assets and
    store closings                             6,046           -
   Depreciation and amortization              10,920        9,955
                                             -------      -------
  Total expenses                              82,669       80,065


  Operating income (loss)                    (22,261)       9,668

  Interest expense                               515          197
  Interest income                                654        1,448
                                             -------      -------

  Income (loss) before minority interest
  and income taxes                           (22,122)      10,919

  Less minority interest                         212          175
                                            --------      --------
  Income (loss) before income taxes          (22,334)      10,744

  Provision (benefit) for income
  taxes                                       (9,425)       4,352
                                            --------      --------
  Net income (loss)                        $ (12,909)    $  6,392
                                            ========      ========


  Net income (loss) per common and
   common equivalent share                  $  (0.82)    $   0.40

  Weighted average common and common
   equivalent shares outstanding              15,658       15,793


            The accompanying notes are an integral part of
               the consolidated financial statements.

                         DESIGNS, INC.
                    STATEMENTS OF CASH FLOWS
                    (In thousands-Unaudited)

                                                 Six Months Ended
                                              ----------------------
                                                August 2,   August 3,
                                                  1997        1996
                                              -----------  ----------

Cash flows from operating activities:
 Net loss                                     $ (19,764)   $  (591)
 Adjustments to reconcile to net cash
 used for operating activities:
    Depreciation and amortization                 5,667      5,150
    Minority interest                              (427)      (144)
    Loss on sale of investments                     102     ------
    Loss from disposal of property
    and equipment                                     4        182

 Changes in operating assets and liabilities:
    Accounts receivable                             239         52
    Inventories                                 (10,193)    (6,602)
    Income taxes deferred and refundable        (14,308)      (214)
    Prepaid expenses                               (350)    (1,182)
    Reserve markdowns and store closings         17,123      ----
    Accounts payable                              4,700      4,683
    Accrued expenses and other current
    liabilities                                   4,398      3,995
    Accrued rent                                    450        153
                                               --------    -------
 Net cash (used for) provided by operating
    activities                                  (12,359)     5,482
                                               --------    -------
Cash flows from investing activities:
    Additions to property and equipmet           (7,399)    (9,828)
    Incurrence of pre-opening costs                (320)      (138)
    Proceeds from disposal of property and
    equipment                                         1         13
    Sale and maturity of investments              5,888      6,168
    Reduction in other assets                        51        116
    Distributions to joint venture partner         (900)      ----
                                                --------    -------
 Net cash used for investing activities          (2,679)    (3,669)
                                                --------    -------

Cash flows from financing activities:
    Increase in short-term notes payable         11,950       ----
    Issuance of common stock under option
    program (1)                                      53         17
                                                -------    -------
 Net cash provided by financing activities       12,003         17
                                                -------    -------
Net increase (decrease) in cash and cash
equivalents                                      (3,035)     1,830
Cash and cash equivalents:
 Beginning of the year                            3,390     13,941
                                                -------     ------
 End of the quarter                             $   355   $ 15,771
                                                =======    =======
Supplementary Cash Flow Disclosure

    Cash paid:
     Interest                                   $   395    $    43
     Taxes, net                                     287        722

(1) Net of related tax effect.


    The accompanying notes are an integral part of the consolidated financial statements.

                                 DESIGNS, INC.
                   Notes to Consolidated Financial Statements

1.   Basis of Presentation

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments as well as a provision for impairment of assets and store closings described in Note 6) necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes contained in the Company's audited consolidated financial statements for the year ended February 1, 1997. The Company's business has historically been seasonal in nature and the results of the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.   Minority Interest

On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company, entered into a partnership agreement with LDJV Inc.
(the "Partnership Agreement") establishing a joint venture to sell Levi's(R) brand jeans and jeans-related products in Original Levi's Stores(TM) and Levi's(R) Outlet stores. LDJV Inc. is a wholly-owned subsidiary of Levi's Only Stores, Inc., which is a wholly-owned subsidiary of Levi Strauss & Co. The joint venture that was established by the Partnership Agreement is known as The Designs/OLS Partnership (the "OLS Partnership"). The operating results of the OLS Partnership are consolidated with the financial statements of the Company for the three, six and twelve months ended August 2, 1997. Minority interest at August 2, 1997, represents LDJV Inc.'s 30% interest in the OLS Partnership. During the first six months of fiscal 1997, the OLS Partnership distributed
$3.0 million in "excess cash" to its partners in accordance with the terms of the Partnership Agreement. The OLS Partnership is also obligated to distribute funds to its partners enabling them to pay taxes associated with the related earnings. No cash distributions for payment of taxes were required during the six months ended August 2, 1997 and August 3, 1996, respectively.

3.   Boston Trading Ltd., Inc. Acquisition

On May 2, 1995, the Company acquired certain assets of Boston Trading Ltd., Inc. In accordance with the terms of the Asset Purchase Agreement dated April 21, 1995, the Company paid $5.4 million in cash, financed by operations, and delivered a non-negotiable promissory note in the principal amount of $1 million (the "Purchase Note") payable in two equal annual installments through May 2, 1997. In the first quarter of fiscal 1996, the Company asserted rights of indemnification under the Asset Purchase Agreement. In accordance with the Asset Purchase Agreement, the Company, when exercising its indemnification rights, has the right, among other courses of action, to offset against the payment of principal and interest due and payable under the Purchase Note. Accordingly, the Company did not make either of the $500,000 payments of principal due on the Purchase Note on May 2, 1996 and May 2, 1997. The Company paid all interest due through May 2, 1997 in accordance with the terms of the Purchase Note.

4.   Credit Facility

On July 24, 1996, the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with BankBoston, N.A., formerly BayBank, N.A., and State Street Bank and Trust Company under which these banks established a credit facility for the Company. This credit facility, which terminates on June 30, 1999, consists of: (i) a revolving line of credit permitting the Company to borrow up to $15 million, and (ii) a commercial and trade letters of credit facility under which letters of credit, in aggregate amounts up to $45 million, may be issued for the Company's inventory purchases. Under the revolving line of credit portion of the facility, the Company has the ability to issue standby letters of credit up to $750,000. Loans made under this portion of the facility bear interest, subject to adjustment, at BankBoston, N.A.'s prime rate or LIBOR-based fixed rate. The Company may increase the commercial and trade letters of credit portion of the facility in increments of $15 million up to a total of $45 million. Under the Credit Agreement, the Company has agreed not to pay cash dividends on its Common Stock if such payment would cause the Company to be in default of certain financial ratios. To date, the Company has not paid any cash dividends. The terms of the Credit Agreement require the Company to maintain certain net worth, inventory turnover and cash flow ratios. At August 2, 1997, the Company was not in compliance with the cash flow ratio covenant. The Company received a written waiver of this covenant for the quarter ended August 2, 1997. At August 2, 1997, the Company had outstanding commercial and trade letters of credit totaling approximately $4.8 million and two outstanding standby letters of credit totaling approximately $335,000.

5.   Joint Venture Credit Agreement

During the third quarter of fiscal 1996 the Company entered into a Credit Agreement (the "OLS Credit Agreement") with the OLS Partnership and Levi's Only Stores, Inc. ("LOS") under which the Company and LOS are committed to make advances to the OLS Partnership in the amount of $3.5 million and $1.5 million, respectively. The facility bears interest at BankBoston, N.A.'s prime rate and terminates September 30, 1997, unless terminated earlier pursuant to the provisions of the OLS Credit Agreement. This Agreement provides that there will be no unpaid credit advances outstanding on the last day of any fiscal year. No advances were outstanding under this facility during the second quarter of fiscal 1997.

6.   Provision for Impairment of Assets and Store Closings

In the second quarter of fiscal 1997, the Company recorded a pre-tax charge of $20 million, or ($0.75) per share after tax, related to the shift in strategy away from the Boston Traders(R) vertically integrated private label concept to a strategy with greater emphasis on name brands. This plan involves the liquidation of Boston Traders(R) brand products, the closure of the Company's New York City product development office and the planned closing of 17 Designs stores and 16 Boston Traders(R) Outlet stores. The Company anticipates that its future private label requirements will be satisfied by open market purchases of selected items that will include the Boston Traders(R) label.

This pre-tax charge includes cash costs of approximately $6.1 million related to lease terminations, cancellation of private label fabric commitments for the remainder of fiscal 1997, severance associated with the closing of the New York office, and other costs related to the strategy shift. The remainder of the $20 million charge consists of non-cash costs of approximately $13.9 million which include approximately $12.4 million of markdowns at cost related to the liquidation of existing and on order Boston Traders(R) brand product through the end of fiscal 1997. The non-cash costs also include asset impairment charges associated with the planned store closings. Merchandise markdowns and costs associated with the cancellation of fabric commitments, which total approximately $14 million, are accounted for in cost of goods sold. The remaining amounts related to lease termination costs, asset impairment charges, severance benefits, and other costs, which total approximately
$6 million, are accounted for in the provision for impairment of assets and store closings. At August 2, 1997, $6.1 million is accrued in the reserve for store closings and a $9.8 million markdown reserve is included in inventory.

The estimated earnings and cash flow benefits expected, barring unforeseen circumstances, to be derived from these actions for fiscal 1998 are $6.8 million and $7.7 million, and for fiscal 1999 are $10.6 million and $8.7 million, respectively. These estimates include anticipated federal income tax refunds related to net operating losses carried back to prior years' taxable income, offset by cash outflows for lease termination costs, severance benefits and other costs. Future cash flows are based upon management's estimate of the period of time between store closings and the final termination of the lease obligations. Barring unforeseen circumstances, the Company anticipates that 12 to 14 of the stores scheduled for closing during the next 18 months will be closed by the end of fiscal 1997.

7.   Recently Issued Accounting Standards

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings per Share"("SFAS 128"), which modifies the way in which earnings per share ("EPS") is calculated and disclosed. Upon adoption of SFAS 128 for the fiscal period ending January 31, 1998, the Company will disclose basic and diluted EPS and will restate all prior EPS data presented. Basic EPS excludes dilution and is computed by dividing the income available to the commom shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, similiar to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into commom stock or resulted in the issuance of commom stock that then shared in the earnings of the entity. Management believes the adoption of SFAS 128 will not have a material impact on previously reported earnings per share.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income"
("SFAS 130"). SFAS 130 requires that changes in comprehensive income be shown in a separate financial statement that is displayed with the same prominence as other financial statements. SFAS 130 becomes effective for fiscal years beginning after December 15, 1997. The Company will adopt this Standard beginning in the first quarter of the fiscal year ending
January 30, 1999.

In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 specifies new guidlines for determining a company's operating segments and related requirements for disclosure. SFAS 131 becomes effective for fiscal years beginning after December 15, 1997. The Company will adopt this Standard for the fiscal year ending January 30, 1999.

Part I. Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

RESULTS OF OPERATIONS

Sales for the second quarter of fiscal 1997 were $64.5 million as compared to sales of $66.5 million in the second quarter of fiscal 1996. Sales for the six month year to date and rolling twelve month periods decreased 5 percent and 6 percent, respectively, compared to the same periods in the prior year. Comparable store sales decreased 5 percent for the second quarter of fiscal 1997 and 6 percent for the six month year to date period as compared to the same periods in fiscal 1996. Comparable stores are retail locations open at least 13 months. Of the 155 stores that the Company operated as of August 2, 1997, 143 were comparable stores. The decreases in sales during these periods are primarily due to sales shortfalls in Levi's(R) brand men's jeans and the poor performance of the Company's private label products.

Gross margin rate (including the costs of occupancy) for the second quarter of fiscal 1997 equaled (4.0) percent of sales as compared with 30.9 percent of sales for the second quarter in the prior year. The decrease was primarily due to merchandise markdowns related to Boston Traders(R) brand products of $12.4 million and fabric commitment charges, recorded in the second quarter. These charges negatively impacted gross margin by 21.6 percentage points. In addition, gross margin was affected negatively by increased promotional activity in men's products across all store formats and inventory shrink results recorded during the quarter. For the six month and rolling twelve month periods ended August 2, 1997, gross margin rate was 9 percent and 21 percent of sales respectively, as compared to 29 percent and 30 percent of sales for the same periods ended August 3, 1996. The decreases for the six and rolling twelve month periods are similarly attributable to markdowns associated with the liquidation of the Boston Traders(R) brand products, increased promotional activities as well as physical inventory shrink results recorded during the periods.

Selling, general and administrative expenses for the second quarter equaled $16.9 million or 26.3 percent of sales, compared with $17.2 million, or 25.8 percent of sales in the prior year. Store payroll, the largest component of selling, general and administrative expenses, equaled 12.1 percent of sales for the three months ended August 2, 1997, compared with 11.6 percent of sales for the same period last year. This increase is primarily a result of sales decreases in the second quarter. The increase in store payroll was partially offset by decreases in other store operating expenses as the Company continued to focus on managing and controlling costs.
Selling, general and administrative expenses for the six months and rolling twelve months ended August 2, 1997 equaled 27.5 percent and 23.2 percent of sales as compared to 26.4 percent and 23.2 percent of sales in the comparable periods in the prior year. The increase for the six month period, as a percentage of sales, is similarly attributable to sales decreases.

In the second quarter of fiscal 1997, the Company recorded a pre-tax charge of $20 million, or ($0.75) per share after tax, related to the shift in strategy away from the Boston Traders(R) vertically integrated private label concept to a strategy with greater emphasis on name brands. This plan involves the liquidation of Boston Traders(R) brand products, the closure of the Company's New York City product development office and the planned closing of 17 Designs stores and 16 Boston Traders(R) Outlet stores. The Company anticipates that its future private label requirements will be satisfied by open market purchases of selected items that will include the Boston Traders(R) label. This pre-tax charge includes cash costs of approximately $6.1 million related to lease terminations, cancellation of private label fabric commitments for the remainder of fiscal 1997, severance associated with the closing of the New York office, and other costs related to the strategy shift. The remainder of the $20 million charge consists of non-cash costs of approximately $13.9 million which include approximately $12.4 million of markdowns at cost related to the liquidation of existing and on order Boston Traders(R) product through the end of fiscal 1997. The non-cash costs also include asset impairment charges associated with the planned store closings. Merchandise markdowns and costs associated with the cancellation of fabric commitments, which total approximately $14 million, are accounted for in cost of goods sold. The remaining amounts related to lease termination costs, asset impairment charges, severance benefits, and other costs, which total approximately
$6 million, are accounted for in the provision for impairment of assets and store closings. At August 2, 1997, $6.1 million is accrued in the reserve for store closings and a $9.8 million markdown reserve is included in inventory.

Depreciation and amortization expense of $2.9 million for the second quarter of fiscal 1997 increased by 8.0 percent compared with depreciation and amortization expense of $2.7 million for the same period in fiscal 1996.
This increase is primarily due to capital expenditures for new store openings and remodeled stores. For the six month and rolling twelve month periods, depreciation and amortization expense increased by 10.0 percent and 9.7 percent, respectively, primarily due to Boston Trading Co.(R) store openings, remodeled stores and the opening of one Levi's(R) Outlet store under the joint venture.

Interest expense was $255,000 and $44,000 in the second quarter of fiscal 1997 and fiscal 1996, respectively. For the six months and rolling
12 month periods, interest expense was $406,000 and $515,000 as compared to $88,000 and $197,000 in prior comparable periods. This increase is primarily attributable to borrowings under the Company's revolving credit facility during fiscal 1997. The Company anticipates that interest expense will continue to exceed the expense recorded in similar periods in fiscal 1996 as a result of borrowings under the Company's credit facility. The Company had no borrowings under this facility in the prior year.

Interest income for the second quarter of fiscal 1997 was $13,000 compared to $262,000 in fiscal year 1996. For the six month and rolling 12 month periods interest income was $68,000 and $654,000 as compared to $580,000 and $1.4 million for comparable periods in the prior year.
The decrease in interest income is attributable to a lower average investment balance compared to the same periods in the prior year.

Net loss for the second quarter of fiscal year 1997 equaled ($16.6) million or ($1.06) per share, as compared with net income of $554,000, or $0.04 per share in the second quarter of fiscal 1996. Net loss for the six month periods ended August 2, 1997 and August 3, 1996 equaled ($19.8) million or ($1.27) per share as compared to ($591,000) or ($0.04) per share, respectively. Net loss, on a rolling 12 month basis ending August 2, 1997, was ($12.9) million or ($0.82) per share, as compared with income of $6.4 million, or $0.40 per share for the comparable period in the prior year. The results for the three, six and twelve months ended
August 2, 1997 include the recognition of a pre-tax charge of $20 million, or ($0.75) per share after tax, related to the Company's shift in strategy away from the Boston Traders(R) vertically integrated private label concept to a strategy with greater emphasis on name brands as mentioned above.

SEASONALITY

The Company's business is seasonal, reflecting increased consumer buying in the "Fall" and "Holiday" seasons. Historically, the second half of each fiscal year provides a greater portion of the Company's annual sales and operating income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash needs are for operating expenses, including cash outlays associated with inventory purchases and capital expenditures for new and remodeled stores. The Company expects that cash flow from operations and short-term borrowings will enable it to finance its current working capital and remodeling requirements during the remainder of the fiscal year.

WORKING CAPITAL AND CASH FLOWS

To date, the Company has financed its working capital requirements and expansion program with cash flow from operations, borrowings and proceeds from Common Stock offerings. Cash used in operations for the first six months of fiscal 1997 was $12.4 million compared to cash provided by operations of $5.5 million for the same period in the prior year.
Cash used in operations in the six months ended August 2, 1997 is primarily attributable to the opening of six Boston Trading Co.(R) stores, one Levi's(R) Outlet opened under the joint venture, increased purchases of inventory for the Levi's(R) Outlet stores, and the timing of other working capital accounts, combined with net losses.

The Company's cash and investment position at August 2, 1997 was approximately $355,000, compared to approximately $21.5 million at the end of the second quarter of fiscal 1996. During the first quarter of fiscal 1997, the Company sold its remaining short-term investments of $5.9 million. As a result of the sale, the Company realized a loss of $102,300. At the end of the second quarter of fiscal 1997 the Company had net borrowings outstanding of approximately $11.9 million under its revolving credit facility, described below, compared to no borrowings under this facility at the end of the second quarter of fiscal 1996.

The Company's working capital at August 2, 1997 was approximately $50.5 million, compared to $58.9 million at August 3, 1996. This decrease in working capital was primarily attributable to negative cash flow from operations, partially offset by the tax benefit recognized as a result of net operating losses. Inventory, net of reserves, at August 2, 1997 was $80.4 million compared to $64.6 million at August 3, 1996.
The $15.8 million increase is primarily due to purchases for the Levi's(R) Outlet stores and purchases of Boston Traders(R) brand products, combined with slower than expected sales of Boston Traders(R) brand merchandise during the second quarter of fiscal 1997. This increase was partially offset by the liquidation of Boston Traders(R) brand products beginning in the second quarter of fiscal 1997. Total inventory, net of reserves, at the end of the first and second quarters of fiscal 1997 was $104.1 million and $80.4 million, respectively. The $23.7 million decrease in inventory from the end of the first quarter of fiscal 1997 is attributable to the liquidation of Boston Traders(R) brand products as well as increased sales in the Levi's(R) Outlet stores in the second quarter as compared to the first quarter of fiscal 1997. At the end of the second quarter of fiscal 1997 approximately $4.5 million (net of markdown reserve), or 6 percent, of the total inventory consisted of Boston Traders(R) brand product. The Company intends to satisfy its future private label requirements with open market purchases of selected items that will include the Boston Traders(R) label. The Company continues to evaluate and, within the discretion of management, act upon opportunities to purchase substantial quantities of Levi's(R) and Dockers(R) brand products for the Levi's(R) Outlet stores.

The estimated earnings and cash flow benefits expected, barring unforeseen circumstances, to be derived from the previously described $20 million pre-tax charge taken for markdowns and store closings for fiscal 1998 are $6.8 million and $7.7 million, and for fiscal 1999 are $10.6 million and $8.7 million, respectively. These estimates include anticipated federal income tax refunds related to net operating losses carried back to prior years' taxable income, offset by cash outflows for lease termination costs, severance benefits and other costs. Future cash flows are based upon management's estimate of the period of time between store closings and the final termination of the lease obligations. Barring unforeseen circumstances, the Company anticipates that 12 to 14 of the stores scheduled for closing during the next 18 months will be closed by the end of fiscal 1997.

On August 2, 1997, the Company had outstanding commitments for Boston Traders(R) brand product of approximately $7.4 million relating to Fall and Holiday 1997 merchandise.

The Company's trade payables to Levi Strauss & Co., its principal vendor, generally are due 30 days after the date of invoice. The Boston Traders(R) brand product required the Company to source its own product predominantly with vairous offshore vendors. To date, payment to these vendors has been through the use of letters of credit. The Company anticipates that the use of this payment method will be proportional to its Boston Traders(R) brand product purchases and that the use of letters of credit will decrease as remaining purchase commitments for Boston Traders(R) brand products are satisfied.

On July 24, 1996, the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with BankBoston, N.A., formerly BayBank, N.A., and State Street Bank and Trust Company. The facility, which terminates June 30, 1999, consists: (i) a revolving line of credit permitting the Company to borrow up to $15 million, and (ii) a commercial and trade letters of credit facility under which letters of credit, in aggregate amounts up to $45 million, may be issued for the Company's inventory purchases.
Under the revolving line of credit portion of the facility, the Company has the ability to issue standby letters of credit up to $750,000.
Loans made under this portion of the facility bear interest, subject to adjustment, at BankBoston, N.A.'s prime rate or LIBOR-based fixed rate.
The Company may increase the commercial and trade letters of credit portion of the facility in increments of $15 million up to a total of $45 million. The terms of the Credit Agreement require the Company to maintain certain net worth, inventory turnover and cash flow ratios. At August 2, 1997, the Company was not in compliance with the cash flow covenant.
The Company received a written waiver of this covenant for the quarter ended August 2, 1997. At the end of the second quarter, the Company had outstanding letters of credit totaling approximately $4.8 million and two outstanding standby letters of credit totaling approximately
$335,000.

On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company, and a subsidiary of Levi's Only Stores, Inc., a wholly-owned subsidiary of Levi Strauss & Co., entered into a partnership agreement
(the "Partnership Agreement") to sell Levi's(R) brand jeans and jeans-related products. The joint venture that was established by the Partnership Agreement is known as The Designs/OLS Partnership (the
"OLS Partnership"). The term of the joint venture is ten years; however, the Partnership Agreement contains certain exit rights that enable either partner to buy or sell its interest in the joint venture after five years. The Company previously announced that the OLS Partnership may open up to thirty-five to fifty Original Levi's Stores(TM) and Levi's(R) Outlet stores throughout eleven Northeast states and the District of Columbia throughout the end of fiscal 1999. At the end of the second quarter of fiscal 1997 the OLS Partnership owned and operated eleven Original Levi's Stores(TM) and eleven Levi's(R) Outlet stores. The OLS Partnership does not anticipate opening any additional stores for the remainder of fiscal 1997.

During the first six months of fiscal 1997, the OLS Partnership distributed $3.0 million in "excess cash" to its partners in accordance with the terms of the Partnership Agreement. It is the intention of the partners in the joint venture that working capital for the joint venture's future expansion will come from its operations, capital contributions, loans from the partners and borrowings from third parties.

During the third quarter of fiscal 1996, the Company entered into a Credit Agreement (the "OLS Credit Agreement") with the OLS Partnership and Levi's Only Stores, Inc. under which the Company and Levi's Only Stores, Inc. are committed to make advances to the OLS Partnership in amounts up to $3.5 million and $1.5 million, respectively. This credit facility bears interest at BankBoston, N.A.'s prime rate and terminates on September 30, 1997, unless terminated earlier pursuant to other provisions of the OLS Credit Agreement. The OLS Credit Agreement also provides that there may not be credit advances outstanding on the last day of the fiscal year. There were no borrowings under this facility through August 2, 1997.

CAPITAL EXPENDITURES

During the first six months of fiscal 1997, the Company opened six new Boston Trading Co.(R) stores, remodeled one Levi's(R) Outlet by Designs store and five Boston Traders(R) Outlet stores. The OLS Partnership opened one new Levi's(R) Outlet store. Total cash outlays of $7.1 million and $9.8 million during the first six months of fiscal 1997 and fiscal 1996, respectively, represent the costs of new and remodeled stores as well as corporate office capital spending during the periods. During the six month period ended August 2, 1997, the Company closed one Designs store for which the lease had expired.

On May 2, 1995, the Company acquired certain assets of Boston Trading Ltd., Inc. ("Boston Trading") in accordance with the terms of an Asset Purchase Agreement dated April 21, 1995. The Company paid $5.4 million in cash, financed by operations, and delivered a non-negotiable promissory note in the principal amount of $1.0 million (the "Purchase Note"). The principal amount of the Purchase Note was payable in two equal installments through May 1997. In the first quarter of fiscal 1996, the Company asserted certain indemnification rights under the Asset Purchase Agreement. In accordance with the Asset Purchase Agreement, the Company, when exercising its indemnification rights, has the right, among other courses of action, to offset against the payment of principal and interest due and payable under the Purchase Note. Accordingly, the Company did not make either of the $500,000 payments of principal on the Purchase Note that were due on May 2, 1996 and May 2, 1997. The Company has paid all interest in accordance with the terms of the Purchase Note through May 2, 1997. The portion of the principal amount of the Purchase Note paid by the Company depends upon whether its claims are satisfied by Boston Trading and its stockholders.

In November 1996, the Company and Levi Strauss & Co. entered into a trademark license agreement (the "Outlet License Agreement") which provides the terms upon which the Company is permitted to use the Levi Strauss & Co. batwing trademark in connection with the operations of the Company's Levi's(R) Outlet by Designs stores. The Outlet License Agreement authorizes the Company, subject to certain terms and conditions, to operate the Levi's(R) Outlet by Designs stores using the Levi's(R) batwing trademark in 25 states in the eastern portion of the United States. Subject to certain default provisions, the term of the Outlet License Agreement will expire on July 31, 2001, and the license for any store will be for a period co-terminous with the lease term for such store (including extension options), unless Levi Strauss & Co. otherwise extends the term of the license for that particular store. Levi Strauss & Co. has no obligation to extend the license beyond the initial term described above. The leases (including extension options) relating to approximately one-half of the Levi's(R) Outlet by Designs stores open at August 2, 1997 expire in or prior to fiscal 2009 and all, except for four such leases, expire in or prior to fiscal 2011.

The Company continually evaluates discretionary investments in new projects that may complement its existing business. Further, as leases expire, the Company continues to evaluate the performance of its existing stores. As a result of this process, certain store locations could be closed or relocated within a center in the future.

                     *          *          *

The foregoing discussion of the Company's results of operations, liquidity, capital resources and capital expenditures includes certain forward-looking information. Such forward-looking information requires management to make certain estimates and assumptions regarding the Company's expected strategic direction and the related effect of such plans on the financial results of the Company. Accordingly, actual results and the Company's implementation of its plans and operations may differ materially from forward-looking statements made by the Company. The Company encourages readers of this information to read the Company's Current Report on Form 8-K, previously filed with the United States Securities and Exchange Commission on April
22, 1997, which identifies certain risks and uncertainties that may have an impact on future earnings and the direction of the Company.

Part II.  Other Information

ITEM 1.   Legal Proceedings

     The Company is a party to litigation and claims arising in the normal course of its business. Barring unforeseen circumstances, management does not expect the results of these actions to have a material adverse effect on the Company's business or financial condition.

ITEM 3.   Default Upon Senior Securities

     As discussed above, the Credit Agreement requires the Company to maintain certain net worth, inventory turnover and cash flow ratios. The Company received a written waiver of its non-compliance at August 2, 1997 with the cash flow ratio covenant in the Credit Agreement.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     On June 10, 1997, the Company held its Annual Meeting of Stockholders. At the meeting, stockholders holding at 11,094,156 shares of the Company's Common Stock, $0.01 par value, cast votes in favor of the election of each of Stanley I. Berger, Joel H. Reichman, James G. Groninger, Bernard
M. Manuel, Melvin I. Shapiro and Peter L. Thigpen as directors of the Company and no more than 3,776,921 shares were withheld from any one of the foregoing.

     At the meeting, stockholders holding 11,567,920 shares of Common Stock cast votes in favor of a proposal to approve the Company's 1992 Stock Incentive Plan, as amended, 2,234,141 shares were cast against the proposal and stockholders holding 97,489 shares abstained from voting.

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

10.3 1992 Stock Incentive Plan, as amended (included as Exhibit A to the Company's definitive proxy statement dated May 9, 1997, and
       incorporated herein by reference).                                   *

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

10.6 Amended and Restated Credit Agreement among the Company, BankBoston N.A., formerly BayBank, N.A., and State Street Bank and Trust Company dated as of July 24, 1996 (included as Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 7, 1996, and incorporated
       herein by reference).                                                *

10.7 Consulting Agreement between the Company and Stanley I. Berger dated December 21, 1994 (included as Exhibit 10.7 to the Company's Annual Report on Form 10-K dated April 28, 1995, and incorporated herein by
       reference).                                                          *

10.8   Participation Agreement among Designs JV Corp. (the Designs
       Partner", the Company, LDJV Inc. (the "LOS Partner"), Levi's Only Stores, Inc. ("LOS"), Levi Strauss & Co. ("LS&CO") and Levi
       Strauss Associates Inc. ("SAI") dated January 28, 1995 (included as Exhibit 10.1 to the Company's Current Report on Form 8-K dated
       April 24, 1995, and incorporated herein by reference).               *

10.9 Partnership Agreement of The Designs/OLS Partnership (the "OLS Partnership") between the LOS Partner and the Designs Partner dated January 28, 1995 (included as Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated herein by
       reference).                                                          *

10.10 Glossary executed by the Designs Partner, the Company, the LOS Partner, LOS, LS&CO, LSAI and the OLS Partnership dated January 28, 1995 (included as Exhibit 10.3 to the Company's Current Report on
       Form 8-K dated April 24, 1995, and incorporated herein by reference).*

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

10.16 Asset Purchase Agreement between LOS and the Company relating to the sale of stores located in Minneapolis, Minnesota dated January
       28, 1995 (included as Exhibit 10.9 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated herein by reference).*

10.17  Asset Purchase Agreement between LOS and the Company relating to the sale of a store located in Cambridge, Massachusetts dated January 28, 1995 (included as Exhibit 10.10 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated herein by
       reference).                                                          *

10.18 Asset Purchase Agreement among Boston Trading Ltd., Inc., Designs Acquisition Corp., the Company and others dated April 21, 1995 (included as 10.16 to the Company's Quarterly Report on Form 10-Q
       dated September 12, 1995, and incorporated herein by reference).     *

10.19 Non-Negotiable Promissory Note between the Company and Atlantic Harbor, Inc., formerly known as Boston Trading Ltd., Inc., dated May 2, 1995 (included as 10.17 to the Company's Quarterly Report on Form 10-Q dated September 12, 1995, and incorporated herein by reference).*

10.20  Employment Agreement dated as of October 16, 1995 between the
       Company and Joel H. Reichman (included as Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 6, 1995, and
       incorporated herein by reference).                                   *

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

10.23  Employment Agreement dated as of May 9, 1997 between the Company and Carolyn R. Faulkner (included as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q dated June 17, 1997, and incorporated
       herein by reference).                                                *

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

99.2  Press release of the Company dated June 10, 1997 (included as
      Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q dated
      June 17, 1997, and incorporated herein by reference).                 *

*     Previously filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DESIGNS, INC.



                                   By: /s/ CAROLYN R. FAULKNER
                                       -----------------------
                                       Carolyn R. Faulkner
                                       Vice President and
                                       Chief Financial Officer


Dated September 15, 1997