Form 10-Q
period 1997-11-01
DESIGNS INC
filed 1997-12-16
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q
                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


Quarter Ended   November 1, 1997          Commission File Number   0-15898
                ----------------                                   -------



                                   DESIGNS, INC.
                            ----------------------------
                            (Exact name of registrant as
                             specified in its charter)



      Delaware                                    04-2623104
-------------------------------          -------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)


     66 B Street, Needham, MA                              02194
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)



                                   (781) 444-7222
                              ------------------------
                              (Registrant's telephone
                             number, including area code)


Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
   ----        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                    Outstanding as of November 1, 1997
          ------                   ----------------------------------
          Common                          15,688,416 shares

                               DESIGNS, INC.
                       CONSOLIDATED BALANCE SHEETS
          November 1, 1997,  November 2, 1996 and February 1, 1997
                     (In thousands, except share data)
                               (Unaudited)

                                 November 1,     November 2,   February 1,
                                     1997           1996          1997
                                 -----------     -----------   -----------
 ASSETS

Current Assets:
 Cash and cash equivalents        $  2,402        $ 19,954      $  3,390
 Short-term investments               ----            ----         5,887
 Accounts receivable                   358             838           558
 Inventories (Note 6)               82,849          70,766        79,958
 Income taxes deferred and
  refundable                        14,603             922         1,160
 Pre-opening costs, net                242             202           524
 Prepaid expenses                    4,362           5,142         4,834
                                  --------        --------      --------
                                   104,816          97,824        96,311

Property and equipment, net of
accumulated depreciation and
amortization                        38,205          39,652        39,216

Other assets:
 Long-term investments                ----           5,847          ----
 Deferred income taxes               2,700           2,720         2,743
 Intangible assets                   3,010           3,128         3,078
 Other assets                          253             586           412
                                 ---------       ---------     ---------
Total Assets                     $ 148,984       $ 149,757     $ 141,760
                                 =========       =========     =========



 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                $  27,229       $  17,476     $  12,194
 Accrued expenses and other
 current liabilities                 7,551          10,354         7,046
 Accrued rent                        2,739           2,737         2,398
 Reserve for store closings
 (Note 6)                            5,040            ----          ----
 Income taxes payable                 ----           1,789         1,353
 Notes payable (Note 4)             10,000           1,000         1,000
                                 ---------       ---------     ---------
Total Liabilities                   52,559          33,356        23,991


Minority Interest (Note 2)           5,427           6,510         6,724

Stockholders' equity:
 Preferred Stock, $0.01 par value,
 1,000,000 shares authorized, none
 issued Common Stock, $0.01 par
 value, 50,000,000 shares
 authorized, 15,969,000,
 15,752,000 and 15,873,000 shares
 issued at November 1, 1997,
 November 2, 1996 and February 1,
 1997, respectively                    160            159            159
 Additional paid-in capital         53,541         53,307         53,320
 Retained earnings                  39,124         57,201         59,393
 Treasury stock at cost, 281,000
 shares at November 1, 1997 and
 February 1, 1997 and 120,500
 shares at November 2, 1996         (1,827)          (776)        (1,827)
                                 ---------      ---------      ---------
Total Stockholders' equity          90,998        109,891        111,045
                                 ---------      ---------      ---------
                                 $ 148,984      $ 149,757      $ 141,760
                                 ==========     =========      =========


            The accompanying notes are an integral part of the
                     consolidated financial statements.

                           DESIGNS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except per share data)
                            (Unaudited)

                                                 Three Months Ended
                                             -------------------------
                                             November 1,    November 2,
                                                1997            1996
                                             -----------    ----------

   Sales                                     $   77,459     $   84,958
   Cost of goods sold including
    occupancy                                    58,659         57,312
                                             ----------     ----------
   Gross profit (Note 6)                         18,800         27,646

   Expenses:
    Selling, general and administrative          16,466         17,025
    Provision for impairment of assets
     and store closings (Note 6)                   ----           ----
    Depreciation and amortization                 2,799          2,704
                                             ----------     ----------
   Total expenses                                19,265         19,729
                                             ----------     ----------

   Operating income (loss)                         (465)         7,917

   Interest expense                                 258             46
   Interest income                                   26            325
                                             ----------     ----------
   Income (loss) before minority interest
    and income taxes                               (697)         8,196

   Less minority interest                           240            248
                                             ----------     ----------
   Income (loss) before income taxes               (937)         7,948

   Provision (benefit) for income
   taxes                                           (370)         3,284
                                             ----------     ----------
   Net income (loss)                         $     (567)    $    4,664
                                             ==========     ==========

   Net income (loss) per common and
   common equivalent share                   $    (0.04)    $     0.30

   Weighted average common and
   common equivalent shares outstanding          15,641         15,810



                 The accompanying notes are an integral part of
                      the consolidated financial statements.

                                DESIGNS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                                (Unaudited)

                                                 Nine Months Ended
                                             -------------------------
                                             November 1,   November 2,
                                                 1997           1996
                                             -----------   -----------

  Sales                                       $  197,472    $  210,818
  Cost of goods sold including
   occupancy                                     167,771       146,450
                                              ----------    ----------
  Gross profit (Note 6)                           29,701        64,368

  Expenses:
   Selling, general and administrative            49,470        50,262
   Provision for impairment of assets
    and store closings (Note 6)                    6,046          ----
   Depreciation and amortization                   8,466         7,854
                                              ----------     ---------
  Total expenses                                  63,982        58,116
                                              ----------     ---------
  Operating income (loss)                        (34,281)        6,252

  Interest expense                                   664           134
  Interest income                                     94           905
                                              ----------     ---------
  Income (loss) before minority
  interest and income taxes                      (34,851)        7,023

  Less minority interest                            (187)          104
                                              ----------     ---------
  Income (loss) before income
  taxes                                          (34,664)        6,919

  Provision (benefit) for income
  taxes                                          (14,333)        2,846
                                              ----------     ---------
  Net income (loss)                           $  (20,331)    $   4,073
                                              ==========     =========

  Net income (loss) per common
  and common equivalent share                 $    (1.30)    $    0.26

  Weighted average common and
  common equivalent shares outstanding            15,623        15,814



               The accompanying notes are an integral part of
                   the consolidated financial statements.

                                 DESIGNS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)


                                               Twelve Months Ended
                                            -------------------------
                                            November 1,   November 2,
                                               1997            1996
                                            -----------   -----------

  Sales                                     $   276,247    $  298,346
  Cost of goods sold including
   occupancy                                    224,685       210,281
                                             ----------     ---------
  Gross profit (Note 6)                          51,562        88,065

  Expenses:
   Selling, general and administrative           65,144        68,682
   Provision for impairment of assets
    and store closings (Note 6)                   6,046          ----
   Depreciation and amortization                 11,015        10,312
                                             ----------     ---------
  Total expenses                                 82,205        78,994
                                             ----------     ---------
  Operating income (loss)                       (30,643)        9,071

  Interest expense                                  727           176
  Interest income                                   355         1,380
                                             ----------     ---------
  Income (loss) before minority
  interest and income taxes                     (31,015)       10,275

  Less minority interest                            204           134
                                             ----------     ---------
  Income (loss) before income taxes             (31,219)       10,141

  Provision (benefit) for income
  taxes                                         (13,079)        4,119
                                             ----------     ---------
  Net income (loss)                          $  (18,140)    $   6,022
                                             ==========     =========

  Net income (loss) per common and
  common equivalent share                    $    (1.16)    $    0.38

  Weighted average common and
  common equivalent shares outstanding           15,616        15,803



              The accompanying notes are an integral part of
                  the consolidated financial statements.

                                   DESIGNS,INC.
                             STATEMENTS OF CASH FLOWS
                             (In thousands-Unaudited)


                                                Nine months ended
                                           ---------------------------
                                           November 1,     November 2,
                                               1997           1996
                                           -----------     -----------

Cash flows from operating
activities:
 Net income (loss)                         $  (20,331)      $   4,073
 Adjustments to reconcile to net cash
 used for operating activities:
   Depreciation and amortization                8,466           7,854
   Minority interest                             (187)            104
   Loss on sale of investments                    102              17
   Loss from disposal of property
   and equipment                                   26             390

 Changes in operating assets and
 liabilities:
   Accounts receivable                            200            (365)
   Inventories                                 (2,891)        (12,758)
   Prepaid expenses                               472          (1,173)
   Reserve for store closing                    5,347            ----
   Income taxes payable                       (14,796)          1,789
   Accounts payable                            15,035           9,291
   Accrued expenses and other
    current liabilities                           505           2,464
   Accrued rent                                   341             151
                                              -------         -------
Net cash (used for) provided by
 operating activities                          (7,711)         11,837
                                              -------         -------
Cash flows from investing activities:
   Additions to property and
    equipment                                  (7,115)        (11,163)
   Incurrence of pre-opening costs               (327)           (265)
   Proceeds from disposal of
    property and equipment                        154              61
   Sale and maturity of investments             5,888           6,126
   Reduction in other assets                       12             171
   Distributions to joint venture partner      (1,110)           ----
                                              -------         --------
 Net cash used for investing activities        (2,498)         (5,070)
                                              -------         --------

Cash flows from financing activities:
   Net borrowings under credit facility         9,000            ----
   Purchase of treasury stock                    ----            (776)
   Issuance of common stock under
   option program (1)                             221              22
                                              -------         -------
 Net cash provided by (used for)
 financing activities                           9,221            (754)
                                              -------         -------
Net increase (decrease) in cash and
cash equivalents                                 (988)          6,013
Cash and cash equivalents:
 Beginning of the year                          3,390          13,941
                                             --------        --------
 End of the quarter                          $  2,402        $ 19,954
                                             ========        ========

Supplementary Cash Flow Disclosure
   Cash paid:
    Interest                                 $    508        $     84
    Taxes, net                                    415             940

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

2.   Minority Interest

On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company, entered into a partnership agreement with LDJV Inc. (the "Partnership Agreement") establishing a joint venture to sell Levi's(R) brand jeans and jeans-related products in Original Levi's StoresTM and Levi's(R) Outlet stores. LDJV Inc. is a wholly-owned subsidiary of Levi's Only Stores, Inc. ("LOS"), which is a wholly-owned subsidiary of Levi Strauss & Co. The joint venture that was established by the Partnership Agreement is known as The Designs/OLS Partnership (the "OLS Partnership"). The operating results of the OLS Partnership are consolidated with the financial statements of the Company for the three, nine and twelve months ended November 1, 1997.
Minority interest at November 1, 1997, represents LDJV Inc.'s 30% interest in the OLS Partnership. During the first nine months of fiscal 1997, the OLS Partnership distributed $3.7 million in "Excess Cash" to its partners in accordance with the terms of the Partnership Agreement. The OLS Partnership is also obligated to distribute funds to its partners enabling them to pay taxes associated with the related earnings. No cash distributions for payment of taxes were required during the nine months ended November 1, 1997 and $110,000 was paid to the partners for this purpose for the nine months ended November 2, 1996.

3.   Boston Trading Ltd., Inc. Acquisition

On May 2, 1995, the Company acquired certain assets of Boston Trading Ltd., Inc. In accordance with the terms of the Asset Purchase Agreement dated April 21, 1995, the Company paid $5.4 million in cash, financed by operations, and delivered a non-negotiable promissory note in the principal amount of $1 million (the "Purchase Note") payable in two equal annual installments through May 2, 1997. In the first quarter of fiscal 1996, the Company asserted rights of indemnification under the Asset Purchase Agreement. In accordance with the Asset Purchase Agreement, the Company, when exercising its indemnification rights, has the right, among other courses of action, to offset against the payment of principal and interest due and payable under the Purchase Note. Accordingly, the Company did not make either of the $500,000 payments of principal due on the Purchase Note on May 2, 1996 and May 2, 1997. The Company paid interest on the original principal amount of the Purchase Note through May 2, 1996 and has continued to pay interest thereafter through November 2, 1997 on $500,000 of principal.

4.   Credit Facility

On December 10, 1997, subsequent to the end of the third quarter, the Company entered into a Credit Agreement (the "Credit Agreement") with BankBoston, N.A. The credit facility established by the Credit Agreement, which terminates on June 30, 1999, consists of a revolving line of credit permitting the Company to borrow up to $25 million. Under the facility, the Company may cause BankBoston to issue documentary and standby letters of credit up to $2 million. Availability of the unused revolving line of credit is subject to borrowing base requirements and compliance with certain earnings, net worth and inventory turnover covenants and a cash flow ratio covenant which is effective for the fourth quarter of fiscal 1998. The Company's borrowings under the credit facility are secured by a security interest in all of the Company's Levi Strauss & Co. brand inventory, accounts receivable and certain intangible assets of the Company, excluding the assets of the OLS Partnership and the Company's Boston Traders(R) trademark and related trademarks. The security interest may be released when the Company achieves certain minimum cash flow ratio requirements. At the option of the Company, borrowings under this facility bear interest at BankBoston, N.A.'s prime rate or at LIBOR-based fixed rates (depending upon the Company's quarterly ratio of cash flow to fixed charges). Under the Credit Agreement, the Company has agreed not to pay cash dividends on its Common Stock if such payment would cause the Company to be in default of certain financial ratios. To date, the Company has not paid any cash dividends.

At November 1, 1997, the Company was not in compliance with the cash flow ratio covenant included in its previous Amended and Restated Credit Agreement dated as of July 24, 1996 with BankBoston, N.A. and State Street Bank and Trust Company (the "1996 Credit Agreement"). Upon entering into the new Credit Agreement, BankBoston, N.A. and State Street Bank and Trust Company waived compliance with this covenant under the 1996 Credit Agreement for the quarter ended November 1, 1997. At November 1, 1997, the Company had no outstanding commercial and trade letters of credit and two outstanding standby letters of credit totaling approximately $212,000.

5.   Joint Venture Credit Agreement

During the third quarter of fiscal 1996 the Company entered into a Credit Agreement (the "OLS Credit Agreement") with the OLS Partnership and LOS under which the Company and LOS are committed to make advances to the OLS Partnership in the amount of $3.5 million and $1.5 million, respectively.
The facility bears interest at BankBoston, N.A.'s prime rate. During the third quarter of fiscal year 1997, the term of the OLS Credit Agreement was extended through September 30, 1998, unless earlier terminated pursuant to the provisions of the OLS Credit Agreement. This Agreement provides that there will be no unpaid credit advances outstanding on the last day of any fiscal year. No advances were outstanding under this facility through the third quarter of fiscal 1997.

6.   Provision for Impairment of Assets and Store Closings

In the second quarter of fiscal 1997, the Company recorded a pre-tax charge of $20 million, or ($0.75) per share after tax, related to the shift in strategy away from the Boston Traders(R) vertically integrated private label concept back to name brands. This plan involves the liquidation of Boston Traders(R) brand products and the closure of the Company's New York City product development office. Concurrent with this shift in strategy, the Company plans to close 17 Designs stores and 16 Boston Traders(R) Outlet stores. The Company anticipates that its future private label requirements may be satisfied by open market purchases of selected items that will include the Boston Traders(R) label.

This pre-tax charge includes cash costs of approximately $6.1 million related to lease terminations, cancellation of private label fabric commitments for the remainder of fiscal 1997, severance associated with the closing of the New York office, and other costs related to the strategy shift. The remainder of the $20 million charge consists of non-cash costs of approximately
$13.9 million which include approximately $12.4 million of markdowns at cost related to the liquidation of existing and then on order Boston Traders(R) brand product through the end of fiscal 1997. The non-cash costs also include asset impairment charges associated with the planned store closings. Merchandise markdowns and costs associated with the cancellation of fabric commitments, which total approximately $14 million, are accounted for in cost of goods sold for the nine and twelve months ended November 1, 1997. The remaining amounts related to lease termination costs, asset impairment charges, severance benefits, and other costs, which total approximately
$6 million, are accounted for in the provision for impairment of assets and store closings for the nine and twelve months ended November 1, 1997. At November 1, 1997, $5.0 million is accrued in the reserve for store closings and a $5.4 million markdown reserve is included in inventory.

The estimated earnings and cash flow benefits expected, barring unforeseen circumstances, to be derived from these actions for fiscal 1998 are $6.8 million and $7.7 million, and for fiscal 1999 are $10.6 million and $8.7 million, respectively. These estimates include anticipated federal income tax refunds related to net operating losses carried back to prior years' taxable income, offset by cash outflows for lease termination costs, severance benefits and other costs. Future cash flows are based upon management's estimate of the period of time between store closings and the final termination of the lease obligations. Barring unforeseen circumstances, the Company anticipates closing all 33 stores by or near the end of fiscal 1997.

7.   Amendment to the Shareholders Rights Plan

On October 6, 1997, the Board of Directors approved an amendment to the Company's Shareholder Rights Agreement dated May 1, 1995, pursuant to which the definition of an "Acquiring Person" was amended. The definition of Acquiring Person now allows a person who is and continues to be permitted to file Schedule 13G, in lieu of Schedule 13D, pursuant to the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, to be beneficial owner of less than 20% of the shares of the Company's Common Stock then outstanding without becoming an "Acquiring Person."

8.   Recently Issued Accounting Standards

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128"), which modifies the way in which earnings per share ("EPS") is calculated and disclosed.
Upon adoption of SFAS 128 for the fiscal period ending January 31, 1998, the Company will disclose basic and diluted EPS and will restate all prior EPS data presented. Basic EPS excludes dilution and is computed by dividing the income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, similar to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Management believes the adoption of SFAS 128 will not have a material impact on previously reported earnings per share.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that changes in comprehensive income be shown on a separate financial statement that is displayed with the same prominence as other financial statements. SFAS 130 becomes effective for fiscal years beginning after December 15, 1997. The Company will adopt this Standard beginning in the first quarter of the fiscal year ending
January 30, 1999.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accouting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. SFAS 131 becomes effective for fiscal years beginning after December 15, 1997. The Company will adopt this Standard for the fiscal year ending January 30, 1999.

Part I. Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


RESULTS OF OPERATIONS

Sales for the third quarter of fiscal 1997 were $77.5 million as compared to sales of $84.9 million in the third quarter of fiscal 1996. Sales for the nine month year to date and rolling twelve month periods decreased 6 percent and 7 percent, respectively, compared to the same periods in the prior year. Comparable store sales decreased 11 percent for the third quarter of fiscal 1997 and 8 percent for the nine month year to date period as compared to the same periods in fiscal 1996. Comparable stores are retail locations open at least 13 months. Of the 155 stores that the Company operated as of November 1, 1997, 146 were comparable stores. The decreases in sales during these periods are primarily due to continued sales decreases in Levi's(R) brand men's jeans and tops, partially offset by increased sales of women's Levi's(R) brand jeans and men's and women's Dockers(R) brand apparel.

Gross margin rate (including the costs of occupancy) for the third quarter of fiscal 1997 equaled 24.3 percent of sales as compared with 32.5 percent of sales for the third quarter in the prior year. The decrease was primarily due to a decrease in merchandise margin resulting from promotional markdowns associated with Levi's(R) brand products, a decrease in initial margins on certain outlet store merchandise, inventory shrinkage and an increase in occupancy costs as a percentage of sales due to the effect of the lower sales base as compared to the prior year. For the nine month and rolling twelve month periods ended November 1, 1997, gross margin rate was
15.2 percent and 18.9 percent of sales, respectively, as compared to
30.5 percent and 29.5 percent of sales, respectively, for the same periods ended November 2, 1996. The decreases for the nine and rolling twelve month periods are primarily attributable to merchandise markdowns of $12.4 million and fabric commitment charges of $1.6 million taken in the second quarter of fiscal 1997 related to Boston Traders(R) brand products as well as increased promotional markdowns on Levi's(R) brand products and unfavorable shrink results recorded during the nine month period ended November 1, 1997.

Selling, general and administrative expenses for the third quarter equaled $16.5 million or 21.3 percent of sales, compared with $17.0 million, or
20.0 percent of sales in the third quarter in the prior year. Store payroll, the largest component of selling, general and administrative expenses, equaled
9.9 percent of sales for the three months ended November 1, 1997, compared with 9.0 percent of sales for the same period last year. This increase is primarily a result of sales decreases in the third quarter. The increase in store payroll was partially offset by decreases in other operating expenses as the Company continued to focus on managing and controlling costs. Selling, general and administrative expenses for the nine month and rolling twelve month periods ended November 1, 1997 equaled 25.1 percent and 23.6 percent of sales, respectively, as compared to 23.8 percent and 23.0 percent of sales in the comparable periods in the prior year. These increases, as a percentage of sales, are primarily attributable to sales decreases.

In the second quarter of fiscal 1997, the Company recorded a pre-tax charge of $20 million, or ($0.75) per share after tax, related to the shift in strategy away from the Boston Traders(R) vertically integrated private label concept back to name brands. This plan involves the liquidation of Boston Traders(R) brand products and the closure of the Company's New York City product development office. Concurrent with this shift in strategy, the Company plans to close 17 Designs stores and 16 Boston Traders(R) Outlet stores. The Company anticipates that its future private label requirements will be satisfied by open market purchases of selected items that may include the Boston Traders(R) label. This pre-tax charge include cash costs of approximately $6.1 million related to lease terminations, cancellation of private label fabric commitments for the remainder of fiscal 1997, severance associated with the closing of the New York office, and other costs related to the strategy shift. The remainder of the $20 million charge consisted of non-cash costs of approximately $13.9 million which include approximately $12.4 million of markdowns at cost related to the liquidation of then existing and on order Boston Traders(R) product through the end of fiscal 1997. The non-cash costs also include asset impairment charges associated with the planned store closings. Merchandise markdowns and costs associated with the cancellation of fabric commitments, which total approximately
$14 million, are accounted for in cost of goods sold for the nine months and twelve months ended November 1, 1997. The remaining amounts related to lease termination costs, asset impairment charges, severance benefits, and other costs, which total approximately $6 million, are accounted for in the provision for impairment of assets and store closings for the nine and twelve months ended November 1, 1997. At November 1, 1997, $5.0 million is accrued in the reserve for store closings and a $5.4 million markdown reserve is included in inventory.

Depreciation and amortization expense of $2.8 million for the third quarter of fiscal 1997 increased by 3.5 percent compared with depreciation and amortization expense of $2.7 million for the same period in fiscal 1996.
This increase is primarily due to capital expenditures for new store openings and remodeled stores. For the nine month and rolling twelve month periods, depreciation and amortization expense increased by 7.8 percent and
6.8 percent, respectively, primarily due to Boston Trading Co.(R) store openings, remodeled stores and one Levi's(R) Outlet store opened under the joint venture.

Interest expense was $258,000 and $46,000 in the third quarter of fiscal 1997 and fiscal 1996, respectively. For the nine month and rolling 12 month periods, interest expense was $664,000 and $727,000 as compared to $134,000 and $176,000 in prior comparable periods, respectively. This increase is primarily attributable to borrowings under the Company's revolving credit facility during fiscal 1997. The Company anticipates that interest expense will continue to exceed the expense recorded in similar periods in fiscal 1996 as a result of borrowings under the Company's credit facility. The Company had no borrowings under this facility in the prior year.

Interest income for the third quarter of fiscal 1997 was $26,000 compared to $325,000 in fiscal year 1996. For the nine month and rolling 12 month periods interest income was $94,000 and $355,000 as compared to $905,000 and $1.4 million for comparable periods in the prior year. The decrease in interest income is attributable to a lower average investment balance compared to the same periods in the prior year.

Net loss for the third quarter of fiscal year 1997 equaled ($567,000) or ($0.04) per share, as compared with net income of $4.7 million, or $0.30 per share in the third quarter of fiscal 1996. Net loss for the nine month periods ended November 1, 1997 and November 2, 1996 equaled ($20.3) million or ($1.30) per share as compared to net income of $4.1 million or $0.26 per share, respectively. Net loss, on a rolling 12 month basis ending
November 1, 1997, was ($18.1) million or ($1.16) per share, as compared with income of $6.0 million, or $0.38 per share for the comparable period in the prior year. The results for the nine and twelve months ended
November 1, 1997 include the recognition of a pre-tax charge of $20 million, or ($0.75) per share, related to the Company's shift in strategy away from the Boston Traders(R) vertically integrated private label concept back to name brands as mentioned above.

During the quarter, the Company began to test a selection of new name brands in a small group of its Designs stores. This test is part of the Company's strategic shift, announced in June 1997, back to name brands and away from its former private label product development strategy. New brands featured include Polo Jeans(R), Tommy Jeans(R) (by Tommy Hilfiger), Lucky Brand(R), Boss(R) by I.G. Design, Tag Rag(R), BuffaloJeans(R), EnyceTM, Dollhouse(R), Fubu(R), Mossimo(R), Phat Farm(R), Interstate Jeans(R), S SilverTM Jeans and other brands with a similar point of view. As of mid-November, the Company's six Boston Trading Co.(R) stores also carry a majority of the same brands.
As part of this test, the product selection and quantities of Levi's(R) brand product in these stores have been significantly narrowed and reduced from prior levels. The Company intends to continue to test these name brands through the Holiday season and into fiscal year 1998.

SEASONALITY

The Company's business is seasonal, reflecting increased consumer buying in the "Fall" and "Holiday" seasons. Historically, the second half of each fiscal year provides a greater portion of the Company's annual sales and operating income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash needs are for operating expenses, including cash outlays associated with inventory purchases and capital expenditures for new and remodeled stores. The Company expects that cash flow from operations, short-term borrowings and trade credit will enable it to finance its current working capital, remodeling and expansion requirements during the remainder of the fiscal year.


WORKING CAPITAL AND CASH FLOWS

To date, the Company has financed its working capital requirements and expansion program with cash flow from operations, borrowings and proceeds from Common Stock offerings. Cash used in operations for the first nine months of fiscal 1997 was $7.9 million compared to cash provided by operations of $11.8 million for the same period in the prior year. Cash used in operations in the nine months ended November 1, 1997 is primarily attributable to net losses, the liquidation of the Boston Traders(R) brand, and the timing of other working capital accounts.

The Company's cash and investment position at November 1, 1997 was approximately $2.4 million, compared to approximately $19.9 million at the end of the third quarter of fiscal 1996. During the first quarter of fiscal 1997, the Company sold its remaining short-term investments of $5.9 million. As a result of the sale, the Company realized a loss of $102,300. At the end of the third quarter of fiscal 1997 the Company had net borrowings outstanding of approximately $9.0 million under its revolving credit facility, described below, compared to no borrowings under this facility at the end of the third quarter of fiscal 1996. The Company anticipates that borrowing levels at the end of fiscal 1997 will be above borrowing levels at November 1, 1997.

The Company's working capital at November 1, 1997 was approximately $52.3 million, compared to $64.5 million at November 2, 1996. This decrease in working capital was primarily attributable to negative cash flow from operations, partially offset by the tax benefit recognized as a result of net operating losses. Inventory, net of reserves, at November 1, 1997 was $82.8 million compared to $70.8 million at November 2, 1996. This $12.0 million increase is primarily due to the early receipt of goods purchased for the Holiday 1997 selling season and the third quarter sales results. This increase was partially offset by the liquidation of Boston Traders(R) brand products beginning in the second quarter of fiscal 1997. At the end of the third quarter of fiscal 1997 approximately $4.0 million (net of a markdown reserve), or 5 percent, of the total inventory consisted of Boston Traders(R) brand product. Merchandise purchases for the balance of the fiscal year are planned at lower levels than last year. At November 1, 1997, the Company had $813,000 of outstanding fabric commitments associated with the Boston Traders(R) brand product for which the Company previously recorded adequate reserves.

The estimated earnings and cash flow benefits expected, barring unforeseen circumstances, to be derived from the $20 million charge taken for markdowns and store closings, described previously, for fiscal 1998 are $6.8 million and $7.7 million, and for fiscal 1999 are $10.6 million and $8.7 million, respectively. These estimates include anticipated federal income tax refunds related to net operating losses carried back to prior years' taxable income, offset by cash outflows for lease termination costs, severance benefits and other costs. Future cash flows are based upon management's estimate of the period of time between store closings and the final termination of the lease obligations. To date, arrangements have been made for the closing of 23 of these stores by the end of fiscal 1997. Barring unforeseen circumstances, the Company anticipates closing all 33 stores by or near the end of fiscal 1997.

The Company's trade payables to Levi Strauss & Co., its principal vendor, generally are due 30 days after the date of invoice. At November 1, 1997, approximately $6 million of the accounts payable balance was past due (by five days on average) to Levi Strauss & Co. The Company continues to evaluate and, within the discretion of management, act upon opportunities to purchase substantial quantities of Levi's(R) and Dockers(R) brand products for the Levi's(R) Outlet stores, subject to the availability of funds with which to do so. The Boston Traders(R) brand product required the Company to source its own product predominantly from various offshore vendors. Payment to these vendors were through the use of letters of credit. Given the Company's shift in strategy away from its own product development, the Company anticipates that the use of letters of credit as a payment method will be minimal and expects that it will purchase branded merchandise under customary industry credit terms.

On December 10, 1997, subsequent to the end of the third quarter, the Company entered into a Credit Agreement (the "Credit Agreement") with BankBoston,N.A. The credit facility established by the Credit Agreement, which terminates on June 30, 1999, consists of a revolving line of credit permitting the Company to borrow up to $25 million. Under the facility, the Company may cause BankBoston to issue documentary and standby letters of credit up to $2 million. Availability of the unused revolving line of credit is subject to borrowing base requirements and compliance with certain earnings, net worth and inventory turnover covenants and a cash flow ratio covenant which is effective for the fourth quarter of fiscal 1998. The Company's borrowings under the credit facility are secured by a security interest in all of the Company's Levi Strauss & Co. brand inventory, accounts receivable and certain intangible assets of the Company, excluding the assets of the joint venture and the Company's Boston Traders(R) trademark and related trademarks.
The security interest may be released when the Company achieves certain minimum cash flow ratio requirements. At the option of the Company, borrowings under this facility bear interest at BankBoston, N.A.'s prime rate or LIBOR-based fixed rates (depending upon the Company's quarterly ratio of cash flow to fixed charges). Under the Credit Agreement, the Company has agreed not to pay cash dividends on its Common Stock if such payment would cause the Company to be in default of certain financial ratios. To date, the Company has not paid any cash dividends.

At November 1, 1997, the Company was not in compliance with the cash flow ratio covenant included in its previous Amended and Restated Credit Agreement dated as of July 24, 1996 with BankBoston, N.A. and State Street Bank and Trust Company (the "1996 Credit Agreement"). Upon entering into the new Credit Agreement, BankBoston, N.A. and State Street Bank and Trust Company waived compliance with this covenant under the 1996 Credit Agreement for the quarter ended November 1, 1997. At November 1, 1997, the Company had no outstanding commercial and trade letters of credit and two outstanding standby letters of credit totaling approximately $212,000.

On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company, and a subsidiary of Levi's Only Stores, Inc., a wholly-owned subsidiary of Levi Strauss & Co., entered into a partnership agreement
(the "Partnership Agreement") to sell Levi's(R) brand jeans and jeans-related products. The joint venture that was established by the Partnership Agreement is known as The Designs/OLS Partnership (the "OLS Partnership"). The term of the joint venture is ten years; however, the Partnership Agreement contains certain exit rights that enable either partner to buy or sell its interest in the joint venture after five years. The Company previously announced that the OLS Partnership may open up to thirty-five to fifty Original Levi's StoresTM and Levi's(R) Outlet stores throughout eleven Northeast states and the District of Columbia throughout the end of fiscal 1999. At the end of the third quarter of fiscal 1997 the OLS Partnership owned and operated eleven Original Levi's StoresTM and eleven Levi's(R) Outlet stores. The OLS Partnership does not anticipate opening any additional stores for the remainder of fiscal 1997.

During the first nine months of fiscal 1997, the OLS Partnership distributed $3.7 million in "Excess Cash" to its partners in accordance with the terms of the Partnership Agreement. It is the intention of the partners in the joint venture that working capital for the joint venture will come from its operations, capital contributions, loans from the partners and borrowings from third parties.

During the third quarter of fiscal 1996, the Company entered into a Credit Agreement (the "OLS Credit Agreement") with the OLS Partnership and Levi's Only Stores, Inc. under which the Company and Levi's Only Stores, Inc. are committed to make advances to the OLS Partnership in amounts up to $3.5 million and $1.5 million, respectively. This credit facility bears interest at BankBoston, N.A.'s prime rate. During the third quarter of fiscal year 1997, the term of the OLS Credit Agreement was extended through September 30, 1998, unless earlier terminated pursuant to other provisions of the OLS Credit Agreement. The OLS Credit Agreement also provides that there may not be credit advances outstanding on the last day of the fiscal year. There were no borrowings under this facility through November 1, 1997.

CAPITAL EXPENDITURES

During the first nine months of fiscal 1997, the Company opened six new Boston Trading Co.(R) stores, remodeled one Levi's(R) Outlet by Designs store and five Boston Traders(R) Outlet stores. The OLS Partnership opened one new Levi's(R) Outlet store. Total cash outlays of $7.2 million and $11.1 million during the first nine months of fiscal 1997 and fiscal 1996, respectively, represent the costs of new and remodeled stores as well as corporate office capital spending during the periods. In addition to the 33 stores that the Company plans to close before the end of fiscal 1997, the Company closed one Designs store for which the lease had expired during the nine month period ended November 1, 1997.

On May 2, 1995, the Company acquired certain assets of Boston Trading
Ltd., Inc. ("Boston Trading") in accordance with the terms of an Asset Purchase Agreement dated April 21, 1995. The Company paid $5.4 million in cash, financed by operations, and delivered a non-negotiable promissory note in the principal amount of $1.0 million (the "Purchase Note"). The principal amount of the Purchase Note was payable in two equal installments through May 1997. In the first quarter of fiscal 1996, the Company asserted certain indemnification rights under the Asset Purchase Agreement. In accordance with the Asset Purchase Agreement, the Company, when exercising its indemnification rights, has the right, among other courses of action, to offset against the payment of principal and interest due and payable under the Purchase Note. Accordingly, the Company did not make either of the $500,000 payments of principal on the Purchase Note that were due on May 2, 1996 and May 2, 1997. The Company has continued to pay interest through the maturity date of the Purchase Note and thereafter through November 2, 1997 on $500,000 of the principal of the Purchase Note. The portion of the principal amount of the Purchase Note to be paid by the Company depends upon whether its claims are satisfied by Boston Trading and its stockholders.

In November 1996, the Company and Levi Strauss & Co. entered into a trademark license agreement (the "Outlet License Agreement") which provides the terms upon which the Company is permitted to use the Levi Strauss & Co. batwing trademark in connection with the operations of the Company's Levi's(R) Outlet by Designs stores. The Outlet License Agreement authorizes the Company, subject to certain terms and conditions, to operate the Levi's(R) Outlet by Designs stores using the Levi's(R) batwing trademark in 25 states in the eastern portion of the United States. Subject to certain default provisions, the term of the Outlet License Agreement will expire on July 31, 2001, and the license for any store will be for a period co-terminous with the lease term for such store (including extension options), unless Levi Strauss & Co. otherwise extends the term of the license for that particular store.
Levi Strauss & Co. has no obligation to extend the license beyond the initial term described above. The leases (including extension options) relating to approximately one-half of the Levi's(R) Outlet by Designs stores open at November 1, 1997 expire in or prior to fiscal 2009 and all, except for four such leases, expire in or prior to fiscal 2011.

On October 6, 1997, the Board of Directors approved an amendment to the Company's Shareholder Rights Agreement dated May 1, 1995, pursuant to which the definition of an "Acquiring Person" was amended. The definition of Acquiring Person now allows a person who is and continues to be permitted to file a Schedule 13G, in lieu of Schedule 13D, pursuant to the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, to be beneficial owner of less than 20% of the shares of the Company's Common Stock then outstanding without becoming an "Acquiring Person."

The Company continually evaluates discretionary investments in new projects that may complement its existing business. Further, as leases expire, the Company continues to evaluate the performance of its existing stores. As a result of this process, certain store locations could be closed or relocated within a center in the future.

                             *    *    *    *    *

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

ITEM 3.   Default Upon Senior Securities

     As discussed above, the 1996 Credit Agreement required the Company to maintain certain net worth, inventory turnover and cash flow ratios. The Company received a written waiver of its non-compliance at November 1, 1997 with the cash flow ratio covenant in the 1996 Credit Agreement.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     None.

ITEM 6.   Exhibits and Reports on Form 8-K

A.   Reports on Form 8-K:

     The Company reported under item 5 on Form 8-K, dated October 9, 1997, that on October 6, 1997 the Board of Directors approved an amendment to the Company's Shareholder Rights Agreement dated May 1, 1995, pursuant to which the definition of an "Acquiring Person" was amended. The definition of Acquiring Person now allows a person who is and continues to be permitted to file Schedule 13G, in lieu of Schedule 13D, pursuant to the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, to be beneficial owner of less than 20% of the shares of the Company's Common Stock then outstanding without becoming an "Acquiring Person."

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

4.1 Shareholder Rights Agreement dated as of May 1, 1995 between the Company and its transfer agent (included as Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 1, 1995, and
      incorporated herein by reference).                                    *

4.2 First Amendment dated as of October 6, 1997 to the Shareholder Rights Agreement dated as of May 1, 1995 between the Company and its transfer agent (included as Exhibit 4.1 to the Company's Current
      Report on Form 8-K dated October 9, 1997, and incorporated herein by
      reference).                                                           *

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

10.16 First Amendment to Credit Agreement among the Company, LOS and the OLS Partnership dated as of October 29, 1997.

10.17 Asset Purchase Agreement between LOS and the Company relating to the sale of stores located in Minneapolis, Minnesota dated January
      28, 1995 (included as Exhibit 10.9 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated herein by reference). *

10.18 Asset Purchase Agreement between LOS and the Company relating to the sale of a store located in Cambridge, Massachusetts dated January 28, 1995 (included as Exhibit 10.10 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated herein by
      reference).                                                           *

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

10.24 Employment Agreement dated as of May 9, 1997 between the Company and Carolyn R. Faulkner (included as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q dated June 17, 1997, and incorporated
      herein by reference).                                                 *

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



                                   DESIGNS, INC.



                                   By: /s/ CAROLYN R.FAULKNER
                                       ------------------------
                                       Carolyn R. Faulkner
                                       Vice President and
                                       Chief Financial Officer



December 16, 1997