Form 10-K
period 1998-01-31
DESIGNS INC
filed 1998-05-01
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                        Commission File Number 0-15898
January 31, 1998 (Fiscal 1997)

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

                                 (781) 444-7222
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                         Preferred Stock Purchase Rights
                              (Title of each Class)

                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the last sales price of such stock on April 17, 1998 was approximately $29.4 million.

The registrant had 15,738,983 shares of Common Stock, $0.01 par value, outstanding as of April 17, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K Requirement                     Incorporated Document

PART III

Item 10     Directors and Executive       All information under the caption
            Officers                      "Nominees for Director and Executive
                                          Officers" in the Company's definitive
                                          Proxy Statement which is expected to
                                          be filed within 120 days of the end of
                                          the fiscal year ended January 31,
                                          1998.

Item 11     Executive Compensation        All information under the caption
                                          "Executive Compensation" in the
                                          Company's definitive Proxy Statement
                                          which is expected to be filed within
                                          120 days of the end of the fiscal year
                                          ended January 31, 1998.

Item 12     Security Ownership of         All information under the caption
            Certain Beneficial Owners     "Security Ownership of Certain
                                          Beneficial Owners and Management" in
                                          the Company's definitive Proxy
                                          Statement which is expected to be
                                          filed within 120 days of the end of
                                          the fiscal year ended January 31,
                                          1998.

Item 13     Certain Relationships and     All information under the caption
            Related Transactions          "Certain Relationships and Related
                                          Transactions" in the Company's
                                          definitive Proxy Statement which is
                                          expected to be filed within 120 days
                                          of the end of the fiscal year ended
                                          January 31, 1998.

                                  Designs, Inc.
                       Index to Annual Report on Form 10-K

                                     PART I                             PAGE

Item 1.  Business                                                          8

Item 2.  Properties                                                       14

Item 3.  Legal Proceedings                                                14

Item 4.  Submission of Matters to a Vote of Security Holders              14

                                     PART II

Item 5.  Market for the Registrant's Common Equity
           and Related Shareholder Matters                                15

Item 6.  Selected Financial Data                                          16

Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  17

Item 8.  Financial Statements and Supplementary Data                      23

Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                         23

                                    PART III

Item 10. Directors and Executive Officers of the Registrant               24

Item 11. Executive Compensation                                           24

Item 12. Security Ownership of Certain
           Beneficial Owners and Management                               24

Item 13. Certain Relationships and Related Transactions                   24

         The information called for by Items 10, 11, 12 and 13, to the extent not included in this document, is incorporated herein by reference to the Company's definitive proxy statement which is expected to be filed on or about May 6, 1998.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                            25

                                     PART I.

Item 1.  Business

Summary

Designs, Inc. (the "Company") is a specialty retailer based in the United States selling quality branded apparel and accessories. The Company markets a broad selection of Levi Strauss & Co. brand and other brand name products predominantly through outlet stores under the names "Levi's(R) Outlet by Designs" and "Boston Traders(R)," and mall-based first quality stores under the names "Designs" and "Boston Trading Co.(R)." A subsidiary of the Company also owns a 70% interest in a partnership that operates, as part of a joint venture with a subsidiary of Levi's Only Stores, Inc. ("LOS"), a subsidiary of Levi Strauss & Co., stores under the name "Original Levi's Store(TM)" and outlet stores under the name "Levi's(R) Outlet," each of which features men's and women's Levi Strauss & Co. brand products.

The Company makes extensive use of various brand names, trademarks, trade names and logos in its advertising, signs and store displays, and relies on the broad recognition of the Levi Strauss & Co. brand names to generate sales. Management believes that the Levi's(R) and Dockers(R) names are two of the most widely recognized apparel brand names in the United States and that the Levi's(R) brand name is among the most widely recognized brand names in the world.

During the second quarter of fiscal 1997, the Company announced a shift in strategy away from the vertically integrated Boston Traders(R) private label concept, which it began following the May 1995 acquisition of the Boston Traders(R) brand and 33 outlet stores from Boston Trading Ltd., Inc., to a strategy emphasizing name brands. This strategic shift involved the liquidation of Boston Traders(R) brand products, the closure of the Company's New York City product development office, and the closure of 17 Designs stores and 16 Boston Traders(R) Outlet stores.

During the second half of fiscal 1997, the Company began to test a selection of new name brands in its six Boston Trading Co.(R) stores and five Designs stores which were converted to the Boston Trading Co.(R) store format in the fourth quarter of fiscal 1997 (collectively referred to as the "eleven Boston Trading Co.(R) stores"). This test is part of the Company's strategic shift back to selling name brand products and away from its private label Boston Traders(R) brand product strategy. As part of this test, the product selection and quantities of certain Levi's(R) brand and the Company's private label Boston Traders(R) brand products in these stores were significantly reduced from prior levels.

Store Formats

Levi's(R) Outlet by Designs stores, the Company's largest group of stores, are located in manufacturers outlet parks and shopping centers. These outlet stores sell manufacturing overruns, discontinued lines and irregulars purchased by the Company directly from Levi Strauss & Co. and its licensees, as well as end-of-season Levi's(R) and Dockers(R) brand merchandise transferred from the Designs and Boston Trading Co.(R) stores. For several years, the Levi's(R) Outlet by Designs stores benefited from positive trends in outlet shopping by catering to "value" oriented customers. Today, many of the manufacturers' outlet parks and shopping centers in which these stores are located have matured and are not producing significant year to year increases in customer traffic. The performance of these stores is also affected by increased competition from retailers that offer private label brand products, merchandise produced by new entrants in the fashion jeans market, and national sales trends of Levi's(R) brand products. To date, each Levi's(R) Outlet by Designs store is the only authorized outlet in its shopping area selling exclusively Levi Strauss & Co. brand products.

Designs stores are located in enclosed regional shopping malls and offer a broad selection of first quality Levi Strauss & Co. brand merchandise. The Company has recently introduced additional name brands, such as Pacific Trail(R), Champion(R), Union Bay(R), Mudd(R), Adidas(R) and LEI(R) into these stores in order to increase the percentage of other branded merchandise. The Company intends to reduce the proportion of Levi Strauss & Co. brand products in these stores to 50% to 60% of the product assortment by the end of fiscal 1998.

During fiscal 1997, the Company began to test a selection of name brand products in the eleven Boston Trading Co.(R) stores. This test is part of the Company's strategic shift back to name brands and away from its former private label product development strategy. These stores feature a relatively balanced proportion of nationally-recognized name brand products including Levi's(R), silverTab(TM), Polo Jeans(R), Tommy Jeans(R) (by Tommy Hilfiger), DKNY(R), and CK Calvin Klein(R), and smaller quantities of several emerging fashion brands including Buffalo(R) Jeans, FUBU(R), Enyce(R), Lucky Brand(R), Dollhouse(R), Mecca(R), Mossimo(R), Phat Farm(R), Tag Rag(R), Wu Wear(R), Interstate Jeans(R), S Silver(TM) Jeans, and other brands targeted to the young customer. The Company intends to continue to test the Boston Trading Co.(R) store format and the performance of several name brand products through fiscal 1998. During the course of this test the Company may convert other Designs stores to the Boston Trading Co.(R) format or may incorporate certain branded products into the merchandise mix in other Designs stores. Six of the eleven Boston Trading Co.(R) stores are located in upscale regional shopping centers and urban locales, and five, which were converted from the Designs store format, are located in local and smaller regional centers. The Company may utilize limited amounts of independently sourced products to fill voids in key product categories in these stores.

Boston Traders(R) Outlet stores are presently liquidating Boston Traders(R) brand products and will primarily sell end-of-season branded product lines from the Designs and Boston Trading Co.(R) stores.

The Company is also a partner in a joint venture (see discussion below) between subsidiaries of Levi Strauss & Co. and the Company, which operates eleven Original Levi's Stores(TM). This format focuses on men's and women's first-quality Levi's(R) brand products consisting of core traditional styles such as five pocket 501(R) jeans, denim jackets, contemporary silverTab(TM) brand tops and bottoms, merchandise from the Levi's(R) World's Finest lines and Levi's(R) Personal Pair(TM) individually fitted jeans for women. Original Levi's Stores(TM) are located in upscale malls and urban locations that feature hardwood floors and "video walls" displaying Levi Strauss & Co. advertisements and popular music videos. The joint venture also operates eleven Levi's(R) Outlet stores that sell exclusively Levi's(R) brand products, including end-of-season and close-out products from Original Levi's Stores(TM) in the joint venture.

Management believes that the Company competes with other apparel retailers by offering superior quality merchandise, selection, knowledgeable in-store service and competitive price points. The Company stresses product training with its sales staff and, with the assistance of Levi Strauss & Co. and other brands' merchandise materials, provides its sales personnel with substantial product knowledge training across all branded product lines.

The following table provides a summary of the number of stores in operation at year end for the past three fiscal years. With the exception of the Boston Traders(R) Outlet stores, Levi Strauss & Co. must approve all new store locations which carry Levi Strauss & Co. brands.

                                           January 31,  February 1,  February 3,
                                              1998         1997        1996
-----------------------------------------------------------------------------

Designs (1) ............................       22           44          49
Levi's(R) Outlet by Designs ............       58           58          58
Boston Trading Co.(R) ..................       11
Boston Traders(R) Outlet (1) ...........       12           27          35(2)
Joint Venture:
  Original Levi's Stores(TM) ...........       11           11          11
  Levi's(R) Outlet .....................       11           10           4
                                          -----------------------------------
Total                                         125          150         157
                                          -----------------------------------

 (1)  In fiscal year 1997, the Company closed 16 Designs stores and 15
      Boston Traders(R) Outlet stores in connection with the Company's announced shift in strategy.

 (2) In May 1995, the Company acquired certain assets of Boston Trading Ltd., Inc. including 33 Boston Traders(R) Outlet stores and thereafter opened two additional Boston Traders(R) Outlets.

On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company, and a subsidiary of Levi's Only Stores Inc. ("LOS"), a wholly-owned subsidiary of Levi Strauss & Co., entered into a partnership agreement (the "Partnership Agreement") to sell Levi's(R) brand jeans and jeans-related products. The joint venture that was established by the Partnership Agreement is known as The Designs/OLS Partnership (the "OLS Partnership"). The term of the OLS Partnership is ten years, however, the Partnership Agreement contains certain exit rights that enable either partner to buy or sell its interest in the joint venture beginning January 2000. The Company does not presently anticipate that the OLS Partnership will open any additional Original Levi Stores(TM) or Levi's(R) Outlet stores in fiscal 1998.

In 1994, Levi Strauss & Co. advised the Company that it did not see any additional growth in the Levi's(R) Outlet by Designs format, other than additional Levi's(R) Outlet stores that may be opened under the OLS Partnership because, in part, Levi Strauss & Co. was opening Levi's(R) Outlets and Dockers(R) Outlets through its LOS subsidiary. Levi Strauss & Co. recently informed the Company that it intends to close up to sixteen of its own Levi's(R) Outlet stores in 1998. Wholly-owned Levi's(R) Outlet by Designs and jointly-owned Levi's(R) Outlet locations continue to be the only authorized retail outlet locations in their respective outlet centers to sell Levi's(R) brand products. The Company does not expect to open additional Levi's(R) Outlet by Designs stores in the future, except for Levi's(R) Outlet stores that may be opened by the OLS Partnership.

The Company has no present plans for expansion of new stores in fiscal 1998. Capital expenditures in fiscal 1998 are expected, barring unforeseen circumstances, to be $2.7 million, including $1.0 million for the remodeling of existing stores. The Company continually evaluates the performance of all of its stores and may, from time to time, decide to close, relocate or reduce the size of certain store locations.

Customer Base

The Levi's(R) Outlet and Levi's(R) Outlet by Designs stores primarily attract shoppers who are seeking to purchase Levi's(R) and Dockers(R) brand products and who prefer to purchase end-of-season, close-out, overrun and irregular merchandise at a "value" price point. The Original Levi's Stores(TM) primarily attract shoppers who are seeking to purchase first-quality Levi's(R) brand basic and fashion apparel. Several of the Levi's(R) Outlets and the Original Levi's Stores(TM) attract foreign travelers shopping for Levi Strauss & Co. brand products. The Company's product selection offered by these store formats is designed to satisfy the casual apparel needs of customers in all age groups and a broad range of income brackets.

As part of the Company's shift in strategy, the target customer base in the Company's new multi-brand Boston Trading Co.(R) store format changed to one focused on the growing "echo boomer" generation. This brand-conscious group predominantly shops in malls and consists of the approximately 36 million ten to 24 year olds born since 1974. The Company's Designs stores primarily attract shoppers who seek to purchase first-quality Levi's(R) brand basic apparel. The Company is currently testing the performance of certain new branded products in its Designs stores. As the Company changes the merchandise assortment in certain of these stores, the Company anticipates that the customer base in these stores will shift to those seeking to satisfy their casual apparel needs with a broader selection of quality branded apparel than is currently being carried in those stores.

Merchandising and Distribution

In its Levi's(R) Outlet by Designs stores, the Company offers a selection of Levi Strauss & Co. brands of merchandise including manufacturing overruns, discontinued lines and irregulars purchased by the Company directly from Levi Strauss & Co. and end-of-season merchandise transferred from Designs and Boston Trading Co.(R) stores.

The Levi's(R) Outlets operated by the OLS Partnership sell only Levi's(R) brand products and service the close-out products of Original Levi's Stores(TM). Due to the limited availability of merchandise sold through the Levi's(R) Outlet stores, the Company continues to evaluate and act upon opportunities to purchase substantial quantities of merchandise. The Boston Traders(R) Outlet stores currently carry the Company's remaining Boston Traders(R) brand products and will carry end-of-season branded apparel from Boston Trading Co.(R) and Designs stores.

Merchandising in the Original Levi's Store(TM) focuses on men's and women's tops and bottoms under the Levi's(R) brand name, including traditional 501(R), 505(R) and 550(TM) five pocket jeans; contemporary silverTab(TM) bottoms and tops; 560(TM) Loose fitting jeans and Personal Pair(TM) individually fitted jeans for women; jeans jackets; a full line of women's jeans; T-shirts; denim shirts; sweat shirts; Levi's(R) brand shorts; and coordinating accessories. Many styles are unique to the Original Levi's Store(TM), and are, except for retail stores operated by Levi's Only Stores, Inc., not available at any other retail store in the United States.

The Company believes that the Levi's(R) Outlet by Designs, Levi's(R) Outlet, Designs and Original Levi's Stores(TM) will be positively affected by any significant advertising and marketing efforts by Levi Strauss & Co. (see the discussion below under "Advertising").

During the second quarter of fiscal 1997 the Company announced a shift in strategy away from its private label Boston Traders(R) brand product back to name brands. During the third and fourth quarters of fiscal 1997, the Company began to test a selection of name brand products in the eleven Boston Trading Co.(R) stores. The Company's merchandising strategy in these stores is to offer a broad selection of nationally recognized brand names combined with select emerging fashion brands chosen for the customer base in each store. The Company expects to continue the test of this store concept through fiscal 1998. (See above discussion under "Store Formats".)

The Company's Designs stores presently carry a majority of Levi Strauss & Co. brand products. The remaining balance consists of other branded apparel. The Company expects that the proportion of Levi Strauss & Co. products will decrease during fiscal 1998 as the Company introduces into these stores other national brands that will appeal to the Designs store customer and/or which have sold well in the Boston Trading Co.(R) store format.

All merchandising decisions, including pricing, markdowns, advertising and promotional programs, inventory purchases and merchandise allocations are made centrally at the Company's headquarters with input from field operations personnel.

During fiscal 1997, sales by format, by product category, were as follows:

                                                   Joint Venture
                                                  --------------------
                     Levi's(R)  Boston   Boston             Original   Total    Total
                     Outlet    Trading Traders(R) Levi's(R)  Levi's   Company  Company
Category    Designs by Designs  Co.(R)  Outlet     Outlet   Stores(TM) 1997     1996
--------------------------------------------------------------------------------------
Men's         65%       64%      41%      59%        64%      62%      63%      68%
Women's       32%       21%      53%      34%        26%      33%      26%      24%
Youth         --         8%      --       --          7%       2%       5%       3%
Accessories    3%        7%       6%       7%         3%       3%       6%       5%

Trademarks

The Company is the owner of the "Boston Trading Co.", "Boston Traders" and "Traders Collection" trademarks, and certain other trademarks acquired as part of the acquisition of certain assets of Boston Trading Ltd., Inc. "501," "505," "Dockers" and "Levi's" are registered trademarks, and "550," "560," "silverTab" and "Personal Pair" are trademarks of Levi Strauss & Co.

Store Operations

The Company currently employs three Regional Vice Presidents each of whom are responsible for the operations and profitability of a group of the Company's Levi's(R) Outlet by Designs, Designs, and Boston Traders(R) Outlet stores which are divided among three geographic regions. The Company also employs one Divisional Vice President who is responsible for the operations and profitability of its Boston Trading Co.(R) stores. The stores in the OLS Partnership are managed by a General Manager. All five of these managers have over 15 years of service with the Company.

In order to provide management development and guidance to individual store managers, the Company employs approximately 13 district managers, having an average of seven years of service with the Company, as well as a number of district manager candidates. Each district manager is responsible for hiring and developing store managers at the stores assigned to that manager's area and for the overall operations and profitability of those stores. District managers report directly to a Regional or Divisional Vice President or to the General Manager of the OLS Partnership, all of whom report directly to the Company's President and Chief Executive Officer.

Designs stores average approximately 6,200 square feet in size and are located in enclosed regional shopping malls usually anchored by department stores. Boston Trading Co.(R) stores are located in mall-based and urban locations and average approximately 5,100 square feet in size. Levi's(R) Outlet by Designs stores are located in manufacturers' outlet parks and shopping centers and average approximately 11,900 square feet in size. Similarly located, the Boston Traders(R) Outlet stores have an average size of 4,800 square feet. Original Levi's Stores(TM) average approximately 6,500 square feet in size and are located in both mall-based and urban locations. Levi's(R) Outlet stores, operated by the OLS Partnership, are also located in outlet parks and average approximately 6,400 square feet in size.

The Company's stores utilize centrally developed interior design and merchandise layout plans specifically designed to promote customer identification of the store as a specialty store selling quality branded apparel and accessories. The merchandise layout is further customized by store management and the Company's visual merchandising department to suit each particular store location. Designs and Levi's(R) Outlet stores prominently display Levi's(R) and Dockers(R) logos and utilize distinctive promotional displays. Original Levi's Stores(TM) also feature a "video wall" presentation developed to promote an upscale image of the men's and women's Levi's(R) brand products sold in those stores. The Company uses Levi Strauss & Co. logos and trademarks on store signs with the permission of Levi Strauss & Co. Boston Trading Co.(R) stores are merchandised to feature an echo boomer lifestyle theme, projecting an alternative, edgy personality, through the use of vendor-supplied brand focused graphics and visually stimulating store window displays.

Customer Service and Training

"Designs University" was established in fiscal 1996 to provide associate training and development programs throughout the organization. The Company's Operational Support and Development team is responsible for developing and presenting all customer service training programs. These programs are designed to provide store associates with the skills needed to provide outstanding service levels. Associates are taught that servicing the customer is the highest priority.

Customer service expectations are established at all levels of associate training, beginning with the Sales Associate Development Program. During this orientation and training program, associates learn that customer service and sales is the primary job accountability. This program stresses the value of product knowledge and includes "Try-On" sessions, which provide an effective experience with the product. Management believes that sales associates accomplish the important goal of reinforcing the customer's perception of the Company's stores as branded specialty stores and of differentiating its stores from those of the Company's competitors.

All members of store management participate in the Store Management Development Program, in which participants learn how to perform all critical management functions required to successfully operate a store and focus on fundamental operations procedures, merchandising, visual merchandising, and personnel management, respectively. The Designs University training center at the Company's home office hosts a quarterly program, which is focused on leadership, education, motivation, and team building.

Designs, Boston Trading Co.(R) and Boston Traders(R) Outlet stores each employ approximately 10 associates. Each Levi's(R) Outlet by Designs, Levi's(R) Outlet and Original Levi's Store(TM) location employs approximately 30 associates. Store staffing typically includes a store manager, one or more assistant managers and shift supervisors, and a team of full-time and part-time sales associates. Store manager candidates or assistant manager candidates may also be included in specific stores. The store management team is responsible for all store operations, including the hiring and training of sales associates.

Information Systems

The Company believes that management information systems are an important factor in the continued growth of the Company. The Company continues to devote significant resources to the development of information systems which are intended to enable the Company to centrally maintain inventory, pricing and other financial controls. During fiscal 1996, the Company converted its merchandise management software to a new system. This software is designed to enhance the analytical capabilities of the Company's merchandise and financial functions and to provide an integrated business approach to the financial and merchandising systems. During that same year, a new point of sale system, which includes in-store computer terminals, was installed in the Company's stores. Point of sale data, in conjunction with a full compliment of EDI transactions handling invoicing, advanced shipment notices and purchase orders, became the primary sources of data input for the new merchandise management package.

The Company makes use of software systems supporting vendor managed replenishment for core merchandise. These processes utilize available sales and inventory data to react to the individual needs of each store on a timely basis. Presently, only Levi Strauss & Co. is providing for vendor managed replenishment.

The Company is currently involved in the process of converting its systems that are critical to its business to become Year 2000 compliant. The Company expects to spend approximately $500,000 in conversion costs, primarily in fiscal 1998, to accomplish this. As part of this conversion, the Company intends to review the performance of its information systems in order to determine the components and functions of its information systems which are in need of improvement and implement these improvements concurrently. Barring unforeseen circumstances, the Company anticipates that the conversion process to make its systems Year 2000 compliant will be completed by the end of calendar year 1999. Of course, the Company's business may be negatively affected by vendors, government agencies and any other entity with which it has dealings whose systems may not be Year 2000 compliant.

Advertising

The Company relies on the visibility and recognition of its nationally featured recognized brand names, as well as the natural flow of traffic that results from locating its stores in areas of high retail activity, including large regional malls, destination outlet centers and urban shopping districts. Historically, the Company has received co-operative advertising allowances from Levi Strauss & Co. that fund a substantial portion of the Company's advertising expenditures. In fiscal 1997 the Company received allowances totaling approximately 20% of its advertising expenditures. The cooperative advertising allowances associated with the Company's and the OLS Partnership's advertising will fluctuate in proportion to amounts of Levi Strauss & Co. brand products purchased and Levi Strauss & Co.'s cooperative advertising policies.

Levi Strauss & Co. recently informed the Company of certain advertising and marketing plans which the Company anticipates will commence during the second half of fiscal 1998 and continue into fiscal 1999. If the advertising and marketing initiatives by Levi Strauss & Co. are successful, the Company anticipates that these efforts will increase consumer awareness of the Levi's(R) brand. The Company understands that these initiatives by Levi Strauss & Co. include a new advertising campaign formulated by a recently retained advertising agency as well as enhanced brand positioning.

Competition

The United States casual apparel market is highly competitive with many national and regional department stores, specialty apparel retailers and discount stores offering a broad range of apparel products similar to those sold by the Company. The Company's competitors in the casual apparel market consist of national and regional department stores in the Company's market areas, such as J.C. Penney Company, Sears, Roebuck & Company, Dillard Department Stores Inc., May Company, Kohls and Filene's. In addition, the Company's Boston Trading Co.(R) stores compete with several specialty apparel retailers, including The Buckle, Gadzooks, The GAP, Urban Outfitters, Pacific Sunwear and Hot Topics. The Company's Levi's(R) Outlet stores also compete with any retailer that offers Levi Strauss & Co. brand products in an off-price retail environment.

A substantial portion of the Company's revenue is generated from the sale of Levi Strauss & Co. brand products. Levi Strauss & Co. is involved in a highly competitive fashion apparel industry in the United States. The Company believes that its sales of Levi's(R) brand products have been negatively impacted by increased competition from retailers selling private label brand merchandise as well as new manufacturers of fashion jeans.

Employees

As of January 31, 1998, the Company employed approximately 3,200 associates, of whom 3,000 were full-time and part-time sales personnel. The Company hires additional temporary employees during the peak late summer and holiday seasons.

All qualified full-time employees are entitled, when eligible, to life, medical, disability and dental insurance and to participate in the Company's 401(k) retirement savings plan. Store managers, district managers, vice presidents and other key personnel are eligible to receive incentive compensation subject to the achievement of specific performance objectives related to sales, profitability and expense control. In addition, store and district managers are eligible to receive incentive compensation based on quarterly sales and payroll objectives. Vice Presidents and District Managers are also entitled to use an automobile provided by the Company or to receive an automobile allowance. Sales personnel are compensated on an hourly basis and, generally, receive no commissions but, from time to time, are eligible to earn sales incentive payments from a particular store's sales contests. Vice Presidents, certain district and store managers and certain other employees, have been granted stock options. None of the Company's employees are represented by a union. In the fourth quarter of fiscal 1997, the Company reduced its workforce by approximately 25% of the Company's headquarters and field management staff. The Company incurred a $1.6 million charge for severance, benefits and other costs related to this reduction.

Risks and Uncertainties

The Company is filing a report with the United States Securities and Exchange Commission, as an exhibit to this Annual Report on Form 10-K, which identifies in a readily available document certain risks and uncertainties that may have an impact on the future sales, earnings and direction of the Company.

Item 2.  Properties

As of January 31, 1998, the Company operated 58 Levi's(R) Outlet by Designs stores, 22 Designs stores, 11 Boston Trading Co.(R) stores, 12 Boston Traders(R) Outlet stores and in the joint venture, 11 Original Levi's Stores(TM) and 11 Levi's(R) Outlets. All such stores, with the exception of joint venture stores, are leased by the Company directly from shopping mall, outlet park and urban property owners. The 11 Original Levi's Stores(TM) and 11 Levi's(R) Outlets are leased directly by the OLS Partnership. Designs store and Original Levi's Store(TM) leases are generally ten years in length with no renewal options. The leases for Boston Trading Co.(R) stores have terms between 7 and 10 years. Outlet store leases are usually for a series of shorter periods and certain leases contain renewal options extending their terms to between 10 and 15 years. Most of the Company's outlet store leases provide for annual rent based on a percentage of store sales, subject to guaranteed minimum amounts.

The lease for the headquarters office, which began in November 1995, is for ten years. The lease provides for the Company to pay all occupancy costs associated with the land and the headquarters building. The Company has entered into a lease agreement effective April 1, 1998 to sublease approximately 14,500 square feet to a sublessee for an initial term of five years with an option for an additional three years.

The Company utilizes a third-party warehouse facility to receive and distribute branded apparel for its Boston Trading Co.(R) and Designs stores. The Company has no plans to operate its own warehousing facility in fiscal 1998.

Sites for store expansion are selected on the basis of several factors intended to maximize the exposure of each store to the Company's target customers. These factors include the demographic profile of the area in which the site is located, the types of stores and other retailers in the area, the location of the store within the mall and the attractiveness of the store layout. The Company also utilizes financial models to project the profitability of each location using assumptions such as malls' sales per square foot averages, estimated occupancy costs and return on investment requirements. The Company believes that its selection of locations enables the Company's mall, urban and outlet stores to attract customers from the general shopping traffic and to generate its own customers from surrounding areas.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Expenditures."

Item 3.  Legal Proceedings

In January 1998, Atlantic Harbor, Inc. (formerly known as "Boston Trading Ltd., Inc.") filed a lawsuit against the Company for refusing to pay the outstanding principal amount of a non-negotiable promissory note in the principal amount of $1 million issued by the Company in connection with the acquisition of certain assets from Atlantic Harbor, Inc. In March 1998, the Company filed a counterclaim against Atlantic Harbor, Inc. alleging that the Company was damaged in excess of $1 million because of the breach of certain representations and warranties made by Atlantic Harbor, Inc. and its stockholders concerning the existence and condition of certain foreign trademark registrations and license agreements. Barring unforeseen circumstances, management of the Company does not believe that the result of this litigation will have a material adverse effect on the Company's business or financial condition.

The Company is a party to other litigation and claims arising in the course of its business. Management does not expect the results of these actions to have a material adverse effect on the Company's business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of fiscal 1997 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related Shareholder
Matters

The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "DESI."

The following table sets forth, for the periods indicated, the high and low per share sales prices for the common stock, as reported on the Nasdaq consolidated reporting system.

Fiscal Year Ending
January 31, 1998                                         High         Low
--------------------------------------------------------------------------------

First Quarter                                            6 5/8       4 1/4
Second Quarter                                           5 1/4       4
Third Quarter                                            5 1/8       3 3/4
Fourth Quarter                                           4 1/2       2 1/16

Fiscal Year Ending
February 3, 1997                                         High         Low
--------------------------------------------------------------------------------

First Quarter                                            7 1/8       5 3/4
Second Quarter                                           7 3/4       5 1/4
Third Quarter                                            7 1/8       5 1/2
Fourth Quarter                                           7 1/8       5 1/2

As of April 17, 1998, based upon data provided by the Company's proxy solicitor and the transfer agent for the common stock, there were approximately 373 holders of record of common stock and approximately 5,700 beneficial holders of common stock.

The Company currently pays no cash dividends on its common stock. For a description of financial covenants in the Company's loan agreement that may restrict dividend payments, see Note D of Notes to Consolidated Financial Statements.

Item 6.  Selected Financial Data

                                                             Fiscal Years Ended (1)
                                     ---------------------------------------------------------------------
(In Thousands, Except                   January 31,   February 1,  February 3,   January 28,    January 29,
Per Share and Operating Data)              1998          1997         1996          1995           1994
----------------------------------------------------------------------------------------------------------

INCOME STATEMENT DATA:
Sales                                  $ 265,726       $ 289,593   $ 301,074      $ 265,910      $ 240,925
Gross profit, net of occupancy costs      38,358(2)       86,229      89,085         84,126         75,221
Pre-tax income (loss)                    (46,885)(2)      10,859      16,940(3)      28,399(3)       9,507(4)
Net Income (loss)                        (29,063)          6,264       9,773         16,903          5,748
Earnings per share - basic             $   (1.86)      $    0.40   $    0.62      $    1.06      $    0.36
Earnings per share - diluted           $   (1.86)      $    0.40   $    0.61      $    1.05      $    0.35
                                     ---------------------------------------------------------------------
Weighted average shares outstanding
  for earnings per share - basic          15,649          15,755      15,770         15,914          15,916
Weighted average shares outstanding
  for earnings per share - diluted        15,649          15,833      15,898         16,121          16,324
                                     ---------------------------------------------------------------------
BALANCE SHEET DATA:
Working capital                        $  42,104       $  72,320   $  64,557      $  55,725      $   35,671(4)
Inventories                               54,972          79,958      58,008         52,649          46,664
Property and equipment, net               35,307          39,216      36,083         26,503          22,922
Total assets                             116,399         141,760     132,649        127,295         119,556
Long-term debt (5)                         1,000           1,000       1,000             --          10,000
Shareholders' equity                      82,380         111,045     106,085         95,702          81,183

OPERATING DATA:
Net sales per square foot              $     220       $     234   $     265      $     256      $      265
Number of stores open
  at fiscal year end                         125             150         157(6)         120(7)          120

 (1) The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 31. The fiscal year ended February 3, 1996 covered 53 weeks.

 (2) Pre-tax loss for fiscal 1997 includes the $20 million charge recorded in the second quarter related to the Company's strategy shift and the fourth quarter charge of $1.6 million for the Company's reduction in work force. Of the $20 million charge, $13.9 million or 5.2% of sales is reflected in gross margin.

 (3) Includes $2.2 million and $3.2 million of non-recurring income related to the fiscal 1993 restructuring program recognized in the fiscal years ended February 3, 1996 and January 28, 1995, respectively.

 (4) Includes $15.0 million 1993 restructuring charge.

 (5) Includes current portion of long-term debt. Fiscal 1997, 1996 and fiscal 1995 include a $1 million promissory note issued in conjunction with the acquisition of certain assets of Boston Trading Ltd., Inc. on May 2, 1995.

 (6) Includes the 33 Boston Traders(R) Outlet stores, which were acquired as part of the Boston Trading Ltd., Inc. acquisition.

 (7) Excludes the two Dockers(R) Shops and one Original Levi's Store(TM) in Cambridge, Massachusetts and Minneapolis, Minnesota, which were sold on January 28, 1995 and the fifteen stores which were closed in connection with the restructuring program.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table provides a five-year history of the total sales results of the Company, together with a summary of the number of stores in operation and the change in the Company's comparable store sales. "Changes in comparable store sales" measures the percentage change in sales in comparable stores, which are those stores open for at least one full fiscal year. Changes in comparable store sales in fiscal 1997 exclude five Designs stores, which were converted to the Boston Trading Co.(R) store format in fiscal 1997.

                                                           Fiscal Years Ended(1)
                                   --------------------------------------------------------------------
                                     Jan. 31,      Feb. 1,       Feb. 3,       Jan. 28,      Jan. 30,
                                       1998        1997          1996            1995          1994
                                   (Fiscal 1997) (Fiscal 1996) (Fiscal 1995) (Fiscal 1994) (Fiscal 1993)
-------------------------------------------------------------------------------------------------------
Total Sales (In Thousands)          $ 265,726     $ 289,593     $ 301,074    $ 265,910     $ 240,925
Number of stores in operation
  at end of the fiscal year:
Designs (2)                                22            44            49           51            64
Levi's(R) Outlet by Designs                58            58            58           61            48
Boston Trading Co.(R)(2)                   11            --            --           --            --
Boston Traders(R) Outlets                  12            27            35           --            --
Joint Venture: (3)
  Original Levi's Stores(TM)               11            11            11            8             8
  Levi's(R) Outlet stores                  11            10             4           --            --
                                   --------------------------------------------------------------------
Total stores                              125           150           157          120           120
Comparable stores                         112           142            97           91           102
Changes in total sales                     (8)%          (4)%          13%          10%           18%
Changes in comparable store sales         (10)%          (5)%         0.5%          (5)%           6%

 (1) The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 31. The fiscal year ended February 3, 1996 covered 53 weeks. Comparable store sales for fiscal 1996 were based upon 52-week comparisons.

 (2) Boston Trading Co.(R) includes five Designs stores which were converted to the multi-brand Boston Trading Co.(R) format.

 (3) Until January 28, 1995, all eight Original Levi's Stores(TM) were wholly-owned by the Company. See discussion of joint venture below.

RESULTS OF OPERATIONS

SALES

Sales for fiscal 1997 were $265.7 million, a decrease of 8%, compared with fiscal 1996 sales of $289.6 million. Sales for fiscal 1996 decreased by 4% to $289.6 million as compared to fiscal 1995 sales of $301.1 million. There were 52 weeks in fiscal 1997 and 1996 and 53 weeks in fiscal 1995. The decrease in sales in fiscal 1997 was due to a 10% decrease in comparable store sales and 31 store closings, partially offset by sales from new stores that were opened during the fiscal year. Comparable store sales decreases were due primarily to lower sales in men's Levi's(R) brand jeans and tops associated with limited assortment and reduced demand for Levi's(R) brand product, and were partially offset by increased sales of women's Levi's(R) brand jeans and men's and women's Dockers(R) brand apparel. In fiscal 1997, the Company generated $3.4 million in sales of other name brand products compared to fiscal 1996 sales of $0.9 million as the Company began to implement its refocused brand strategy beginning in the third quarter of fiscal 1997. The Company anticipates decreases in comparable store sales through the first and second quarters of fiscal 1998.

GROSS MARGIN

Gross margin rate, after occupancy costs, equaled 14.4% of sales for fiscal 1997, 29.8% in fiscal 1996 and 29.6% in fiscal 1995. The decrease in fiscal 1997 was primarily attributable to a $13.9 million charge for markdowns of Boston Traders(R) brand merchandise which was included in the second quarter charge for the termination of the Company's private label product development program, (discussed below under "Restructuring"); approximately $5.6 million related to fourth quarter adjustments for inventory shrinkage against physical inventory results and reserves against pending resolution of vendor discussions regarding proof of delivery of certain goods; increases in promotional markdowns associated with Levi's(R) brand products in fiscal 1997; decreases in initial margin on certain Levi's(R) brand merchandise; and an increase in occupancy costs as a percentage of sales due to the effect of a lower sales base than during the prior year.

The increase in gross margin in fiscal 1996 as compared to fiscal 1995 was primarily attributable to a 1.2 percentage point increase in merchandise margins as a result of increased initial margins and improved shrink results, partially offset by markdowns associated with Boston Traders(R) brand products and a $391,000 provision for LIFO. Gross margin in fiscal 1996 was also adversely affected by a one percent increase in occupancy costs due to the effect of a lower sales base compared to the prior year. The Company reviews its inventory levels in order to identify slow-moving merchandise and records markdowns to clear such merchandise.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses as a percentage of sales increased to 24.7% or $65.7 million in fiscal 1997, from 22.8% of sales or $65.9 million in fiscal 1996, and 22.2% or $67.0 million in fiscal 1995. The increase in selling, general and administrative expenses as a percentage of sales in fiscal 1997 was due to decreased sales as compared to prior year. On a dollar basis, expenses decreased slightly by $0.3 million as a result of the Company's cost reduction efforts in fiscal 1997. The Company recorded an impairment charge of $378,000 in fiscal 1997 in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This charge reflects the estimated unrecoverable carrying value of the assets of one store as compared to the fair value of those assets based on projected discounted future cash flows. The Company intends to continually monitor and, where appropriate, lower operating expenses throughout fiscal 1998.

Selling, general and administrative expenses for fiscal 1997, 1996 and 1995 included costs incurred to design, source and distribute Boston Traders(R) brand products totaling $1.9 million, $5.1 million and $2.5 million, respectively.

RESTRUCTURING

In the second quarter of fiscal 1997, the Company recorded a pre-tax charge of $20 million related to its shift in strategy away from the vertically integrated Boston Traders(R) private label concept to a strategy with greater emphasis on name brands. This decision involved the liquidation of Boston Traders(R) brand products, the closure of the Company's New York City product development office and the closure of 17 Designs stores and 16 Boston Traders(R) Outlet stores. This pre-tax charge included cash costs of approximately $6.1 million related to lease terminations, the cost of canceling private label fabric commitments, severance associated with the closing of the New York office, and other miscellaneous expenses. The remainder of the $20 million charge consisted of non-cash costs of approximately $13.9 million, which included approximately $12.4 million of markdowns at cost related to the liquidation of Boston Traders(R) brand product and $1.5 million for asset impairment charges associated with store closings. Merchandise markdowns and costs associated with the cancellation of fabric commitments, which total approximately $13.9 million, are accounted for in cost of goods sold. The remaining amounts related to lease termination costs, asset impairment charges, severance and other costs, which total approximately $6.1 million, are accounted for in the restructuring charge on the Company's Consolidated Statements of Income. At the end of fiscal 1997, the store closing program was essentially complete with 31 of the 33 stores planned for closure having been closed. The remaining two stores were closed by the end of March 1998. In addition, the Company completed fabric commitment cancellations with most private label fabric and garment suppliers by the end of fiscal 1997.

The estimated earnings and cash flow benefits expected, barring unforeseen circumstances, to be derived from these actions for fiscal year 1998 are $8.8 million and $15.8 million, and for fiscal 1999 are $8.8 million and $8.8 million, respectively. These estimates include a federal income tax refund totaling $12.9 million received in March and April 1998 related to net operating losses carried back against the Company's taxable income in prior years, offset by cash payments for lease termination costs, severance costs and other miscellaneous costs relating to the change in strategy.

In the fourth quarter of fiscal year 1997, the Company incurred an additional pre-tax charge of $1.6 million relating primarily to severance, benefits and other costs associated with a reduction in its home office and field staff. This reduction in force resulted in the elimination of 47 positions, or approximately 25%, of the Company's headquarters and field management staff. This charge is accounted for in the restructuring charge in the Company's Consolidated Statements of Income for the year ended January 31, 1998. The estimated earnings and cash flow benefits expected, barring unforeseen circumstances, to be derived from this charge for fiscal year 1998 are $3.3 million and $1.7 million, respectively. Both the estimated earnings and cash flow benefits expected in fiscal year 1999 are $3.3 million.

At January 31, 1998, the Company had a balance of $1.8 million accrued in the reserve for lease terminations for the two remaining stores scheduled for closure, outstanding fabric commitments, and severance costs for the fourth quarter reduction in force. Inventory includes markdown reserves of $830,000 against the remaining Boston Traders(R) brand product. At year end, this product had been allocated for sales in the eleven Boston Traders(R) Outlet stores.

Management believes that, barring unforeseen circumstances, these reserves are adequate to cover the Company's remaining obligations with regards to lease terminations, fabric commitments, severance payments and Boston Traders(R) product liquidation.

In fiscal 1993, the Company recorded a non-recurring pre-tax charge of $15.0 million to cover the costs associated with the closing of 15 of its poorest performing Designs stores. Total costs to close these 15 stores totaled $9.6 million as compared to the original pre-tax estimate of $15.0 million, primarily due to favorable negotiations with landlords. The remaining reserve was recognized as non-recurring pre-tax income in fiscal 1995 and fiscal 1994 in the amounts of $2.2 million and $3.2 million respectively.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for fiscal year 1997 increased to $11.2 million from $10.4 million in fiscal 1996, primarily due to capital expenditures associated with the Company's six new Boston Trading Co.(R) stores. Depreciation and amortization expense for fiscal year 1996 increased to $10.4 million from $8.8 million in fiscal 1995, primarily due to capital expenditures associated with new and remodeled stores, the Company's new corporate offices and the upgrade of information and technology systems. "See Liquidity and Capital Resources--Capital Expenditures."

INTEREST EXPENSE

Interest expense for fiscal 1997 was $851,000 compared to $197,000 in fiscal 1996 and $196,000 in 1995. This increase is primarily a result of borrowings under the Company's credit facility. The Company had no borrowings under its credit facilities in fiscal years 1996 and 1995. See "Liquidity and Capital Resources." The Company anticipates, barring unforeseen circumstances, that interest expense will decrease in fiscal 1998 as a result of reduced borrowing levels as compared to fiscal 1997.

INTEREST INCOME

Interest income for fiscal 1997 decreased to $145,000 from $1.2 million in fiscal 1996 and $1.6 million in fiscal 1995. This decrease was attributable to limited investment activity during fiscal 1997 as compared to the two prior years. The Company anticipates that interest income will be minimal through fiscal 1998. See "Liquidity and Capital Resources."

NET INCOME

Net income for fiscal 1997 was a loss of $29.1 million or $1.86 per share as compared with net income of $6.3 million or $0.40 per share in fiscal 1996, and net income of $9.8 million or $0.62 per share in fiscal 1995. The impact of the non-recurring charges in fiscal 1997 was $20 million pre-tax or $0.75 per share after tax for the second quarter charge related to the Company's shift in strategy and $1.6 million pre-tax or $0.06 per share related to the Company's fourth quarter reduction in force. Fiscal 1995 results include income related to the 1993 restructuring, as discussed above, of $2.2 million or $0.08 per share.

SEASONALITY

(Sales Dollars
in Thousands)              Fiscal 1997        Fiscal 1996         Fiscal 1995
--------------------------------------------------------------------------------

First quarter           $55,470    20.9%    $59,336    20.5%    $57,337   19.0%
Second quarter           64,543    24.3%     66,524    23.0%     66,993   22.3%
Third quarter            77,459    29.1%     84,958    29.3%     89,217   29.6%
Fourth quarter           68,254    25.7%     78,775    27.2%     87,527   29.1%
                      ---------------------------------------------------------
                       $265,726   100.0%   $289,593   100.0%   $301,074  100.0%

A comparison of sales in each quarter of the past three fiscal years is presented above. The amounts shown are not necessarily indicative of actual trends, since such amounts also reflect the addition of new stores and the remodeling and closing of others during these periods. Historically, the Company has experienced seasonal fluctuations in revenues and income, exclusive of non-recurring charges, with increases occurring during the Company's third and fourth quarters as a result of "Fall" and "Holiday" seasons. As the Company's percentage of outlet store business increases in relation to total sales, the Company expects that the third and fourth quarters will become less significant as a percentage to total sales. This is due to a difference in seasonality of the Company's outlet business as compared with the mall-based speciality stores. A comparison of quarterly sales, gross profit, net income and net income per share for the past two fiscal years is presented in Note N of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash needs are for operating expenses, including cash outlays associated with inventory purchases and capital expenditures for new and remodeled stores. The Company expects that cash flow from operations, short-term revolving borrowings, its $12.9 million federal income tax refund and trade credit will enable it to finance its current working capital, store remodeling and expansion requirements.

The following table sets forth financial data regarding the Company's liquidity position at the end of the past three fiscal years:

                                                          Fiscal Years
                                             -----------------------------------
(Dollars in Thousands)                           1997       1996      1995
--------------------------------------------------------------------------------

Cash (used for) provided by operations        $ (7,029)   $ (2,145)   $ 10,770
Working capital                                 42,104      72,320      64,557
Current ratio                                    2.4:1       4.0:1       4.3:1

To date, the Company has financed its working capital requirements and expansion program with cash flow from operations, borrowings under the Company's credit facility, and proceeds from Common Stock offerings. Cash (used for) provided by operating activities was ($7.0) million, ($2.1) million, and $10.8 million in fiscal 1997, 1996 and 1995, respectively. The Company's reduced cash flow from operations in fiscal 1997 is due to reduced sales volumes and cash outlays incurred related to landlord terminations, cancellation of fabric commitments and severance payments.

At January 31, 1998, the Company was in a net borrowing position of $8.4 million compared to a net cash position of $8.3 million at February 1, 1997. In March 1998, subsequent to fiscal year end, the Company used a portion of the cash received from the $12.9 million federal income tax refund to reduce the outstanding balance of its credit facility. The following table provides a comparative analysis of the Company's cash, investments and borrowings at the end of fiscal 1997 and fiscal 1996.

                                                    January 31,    February 1,
                                                       1998           1997
(In Thousands)                                     (Fiscal 1997)  (Fiscal 1996)
-------------------------------------------------------------------------------

Cash and cash equivalents                            $   1,473        $3,390
Short-term investments                                       -         5,887
                                                     --------------------------
Total cash and investments                           $   1,473        $9,277
Total short-term borrowings                          $   9,828        $1,000

Short-term investments of $5.9 million at February 1, 1997 consisted of government securities with a weighted average maturity of approximately 1.7 years and a weighted average interest rate of 5.33%. These investments were sold in the first quarter of fiscal 1997 for a realized loss of $102,300.

At January 31, 1998, total inventories decreased 31% to $55 million from $80 million at February 1, 1997. This decrease was primarily due to the liquidation of Boston Traders(R) brand merchandise as well as reduced purchases of Levi Strauss & Co. brand product in the third and fourth quarters of fiscal 1997 as compared to the prior year. Boston Traders(R) brand products represented $1.6 million, net of markdown reserves, or 3% of total inventory at January 31, 1998. The Company continues to evaluate and within the discretion of management, act upon opportunities to purchase substantial quantities of Levi's(R) brand products for its Levi's(R) Outlet stores.

The Company's trade payables to Levi Strauss & Co., its principal vendor, generally are due 30 days after the date of invoice. During fiscal 1997, Levi Strauss & Co. extended the Company's normal trade terms during peak purchasing periods. At the end of fiscal 1997, the Company was current with all outstanding merchandise payables to all vendors. The Boston Traders(R) brand product required the Company to source its own product predominantly from various offshore vendors. Payment to these vendors were through the use of commercial and trade letters of credit. Given the Company's shift in strategy away from its own product development, the use of commercial and trade letters of credits as a payment method will be minimal and the Company expects that purchases of branded merchandise will be under customary industry credit terms.

On December 10, 1997, the Company and BankBoston, N.A. entered into a credit agreement, which was amended on January 31, 1998 (as amended, the "Credit Agreement"). The credit facility established by the Credit Agreement, which terminates on June 30, 1999, consists of a revolving line of credit permitting the Company to borrow up to $25 million. Under the facility, the Company may cause BankBoston to issue documentary and standby letters of credit up to $2 million. Availability of the unused revolving line of credit is subject to borrowing base requirements and compliance with certain earnings, net worth and inventory turnover covenants and a cash flow ratio covenant which becomes effective beginning in the fourth quarter of fiscal 1998. The Company's borrowings under the credit facility are secured by a security interest in all of the Company's Levi Strauss & Co. brand inventory, accounts receivable and certain intangible assets of the Company, excluding all assets of the joint venture and the Company's Boston Traders(R) trademark and its other related trademarks. The security interest may be released if the Company achieves certain minimum cash flow ratio requirements. At the option of the Company, borrowings under this facility bear interest at BankBoston N.A.'s prime rate or LIBOR-based fixed rates (depending upon the Company's quarterly ratio of cash flow to fixed charges). Under the Credit Agreement, the Company has agreed not to pay cash dividends on its Common Stock if such payment would cause the Company to be in default of certain financial ratios. To date, the Company has not paid any cash dividends. At January 31, 1998, the Company had borrowings of $8.8 million outstanding. There were no outstanding borrowings at February 1, 1997. Effective January 31, 1998, the Company and BankBoston, N.A. agreed to amend the Credit Agreement to exclude certain non-recurring charges from the earnings calculation for the fourth quarter. As a result, the Company was in compliance with all debt covenants at the end of fiscal 1997.

In connection with the Company's acquisition of certain assets of Boston Trading Ltd., Inc. in May 1995, the Company delivered a non-negotiable promissory note in the principal amount of $1,000,000 (the "Purchase Note"), which was payable in two equal installments through May 1997. The note bears interest at the published prime rate and is payable semi-annually from the date of acquisition. In the first quarter of fiscal 1996, the Company asserted certain indemnification rights under the Asset Purchase Agreement. In accordance with the Asset Purchase Agreement, the Company, when exercising its indemnification rights, has the right, among other courses of action, to offset against the payment of principal and interest due and payable under the Purchase Note. Accordingly, the Company did not make the $500,000 payments of principal on the Purchase Note that were due on May 2, 1996 and May 2, 1997. The Company paid interest on the original principal amount of the Purchase Note through May 2, 1996 and has continued to pay interest thereafter through January 31, 1998 on $500,000 of principal. In January 1998, Atlantic Harbor, Inc. filed a lawsuit against the Company for refusing to pay the outstanding principal amount of the Purchase Note. In March 1998, the Company filed a counterclaim against Atlantic Harbor, Inc. alleging that the Company was damaged in excess of $1 million because of the breach of certain representations and warranties made by Atlantic Harbor, Inc. and its stockholders concerning the existence and condition of certain foreign trademark registrations and license agreements. Barring unforeseen circumstances, management of the Company does not believe that the result of this litigation will have a material adverse effect on the Company's business or financial condition.

In March and April 1998, the Company received a federal income tax refund totaling $12.9 million because of losses incurred by the Company during fiscal 1997, which were carried back against federal income tax payments in prior years. The Company used a portion of the cash received to reduce the outstanding borrowings under the credit facility.

During the first quarter of fiscal 1998, the Internal Revenue Service ("IRS") completed an examination of the Company's federal income tax returns for fiscal years 1991 through 1995. Taxes on the adjustments proposed by the IRS, excluding interest, amount to approximately $4.9 million. The IRS has challenged, among other things, the timing of certain income and expense deductions, resulting in differences in the amounts of federal income taxes previously paid by the Company. The Company intends to protest the proposed adjustments through the IRS appeals process. The Company believes that these adjustments will be reduced through the appeals process and, in the opinion of management, adequate provisions have been made for all additional income taxes and interest the Company may be required to pay. The Company believes that any adjustments to prior periods that may arise as a result of this process will not have a material impact on the results of operations and financial condition of the Company.

During the third quarter of fiscal 1994, the Company's Board of Directors authorized the repurchase of up to two million shares of the Company's Common Stock. During fiscal 1996, the Company repurchased and held in treasury 280,900 shares at a cost of $1.8 million. No shares of the Company's Common Stock were repurchased during fiscal 1997.

Year 2000

Most of the Company's computer and process control systems were designed to use only two digits to represent years. As a result they may not recognize "00" as representing the Year 2000, but rather the year 1900, which could result in errors or system failures. The Company is in the process of converting its technology and information systems to be

Year 2000 compliant. The Company expects to spend approximately $500,000 in conversion and upgrade costs, primarily in fiscal 1998, to accomplish this. Barring unforeseen circumstances, the Company anticipates that the conversion will be complete by the end of calendar year 1999.

CAPITAL EXPENDITURES

The following table sets forth the stores opened, remodeled and closed and the capital expenditures incurred for the fiscal years presented:

                                          1997      1996     1995 (1)
--------------------------------------------------------------------------------

Designs                                     --        --         1
Boston Trading Co.(R)                        6        --        --
Boston Traders(R) Outlets                    1         1         2
Joint Venture:
  Original Levi's Stores(TM)                --        --         3
  Levi's(R) Outlet stores                    1         6         4
                                      ------------------------------------------
Total new stores                             8         7        10
Remodeled Levi's(R) Outlet by Designs        5         5         7
Remodeled Designs                           --        --        11
Remodeled Boston Traders(R) Outlets          6         1        --
                                      ------------------------------------------
Total remodeled stores                      11         6        18
                                      ------------------------------------------
Total closed stores                         32        15        19
                                      ------------------------------------------
Capital expenditures (000's)           $ 6,554   $ 2,775   $10,971
--------------------------------------------------------------------------------

(1) Excludes Boston Traders(R) Outlet stores acquired in fiscal 1995.

In addition to the capital expenditures incurred related to new and remodeled stores, the Company incurred capital expenditures of $1.2 million in fiscal 1997 related to management information systems and other corporate expenditures.

On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company, and a wholly-owned subsidiary of Levi's Only Stores, Inc., a wholly-owned subsidiary of Levi Strauss and Co., entered into a partnership agreement (the "Partnership Agreement") to sell Levi's(R) brand jeans and jeans-related products. The joint venture that was established by the Partnership Agreement is known as The Designs/OLS Partnership (the "OLS Partnership"). The term of the joint venture is ten years; however, the Partnership Agreement contains certain exit rights that enable either partner to buy or sell their interest in the joint venture after five years. The Company does not anticipate that the OLS Partnership will open any additional Original Levi's Stores(TM) or Levi's(R) Outlet stores in fiscal 1998. At the end of fiscal 1997, the OLS Partnership operated eleven Original Levi's Stores(TM) and eleven Levi's(R) Outlets. In connection with the formation of the OLSPartnership, Designs JV Corp. contributed, for a 70% interest in the joint venture, eight of the Company's then existing Original Levi's Stores(TM) and three leases for then unopened stores. At the same time, LDJV Inc., the joint venture subsidiary of Levi's Only Stores, Inc., contributed approximately $4.7 million in cash to the joint venture in exchange for a 30% interest. During fiscal 1997, the OLS Partnership opened one Levi's(R) Outlet store which was funded by cash flow from operations.

In fiscal 1997, the OLS Partnership distributed $5.7 million in "Excess Cash" to its partners in accordance with the terms of the Partnership Agreement. It is the intention of the partners in the joint venture that additional working capital for the joint venture's expansion will come from its operations, capital contributions, loans from the partners and borrowings from third parties.

During the third quarter of fiscal 1996, the Company entered into a one year Credit Agreement (the "OLS Credit Agreement") with the OLS Partnership and Levi's Only Stores, Inc. under which the Company and Levi's Only Stores, Inc. are committed to make advances to the OLS Partnership in amounts up to $3.5 million and $1.5 million, respectively. During the third quarter of fiscal 1997, the term of the OLS Credit Agreement was extended through September 30, 1998, unless earlier terminated pursuant to other provisions of the OLS Credit Agreement. This credit facility bears interest at BankBoston, N.A.'s prime rate. The OLS Credit Agreement also provides that there may not be credit advances outstanding on the last day of the fiscal year. There were no credit advances under this facility in fiscal 1997.

In 1994, Levi Strauss & Co. advised the Company that it did not see any additional growth in the Levi's(R) Outlet by Designs store format, other than additional outlet stores that might be opened by the OLS Partnership. As such, the

Company did not open any Levi's(R) Outlet by Designs stores during fiscal 1997. In addition, the OLS Partnership has opened its own outlets, which may have an impact on the availability of goods to the Levi's(R) Outlet by Designs stores.

In November 1996, the Company and Levi Strauss & Co. entered into a new trademark license agreement (the "Outlet License Agreement") which provides the terms upon which the Company is permitted to use the Levi Strauss & Co. batwing trademark in connection with the operations of the Company's Levi's(R) Outlet by Designs stores. The Outlet License Agreement authorizes the Company, subject to certain terms and conditions, to operate the Levi's(R) Outlet by Designs stores using the Levi's(R) batwing trademark in 25 states in the eastern portion of the United States. Subject to certain default provisions, the term of the Outlet License Agreement will expire on July 31, 2001, and the license for any particular store is the period co-terminous with the lease term for such store (including extension options in effect in November 1996). The leases (including extension options in effect in November 1996) relating to approximately two-thirds of the Levi's(R) Outlet by Designs stores open at the end of fiscal 1997 expire in or prior to fiscal 2009 and all, except for five such leases, expire in or prior to fiscal 2011.

The Company continually evaluates discretionary investments in new projects that may complement its existing business. Further, as leases expire, the Company may lose the right to use the Levi's(R) trademark in connection with certain Levi's(R) Outlet by Designs stores. The Company continues to evaluate the performance of its existing stores and to consider ways to enhance its outlet business. As a result of this process, certain store locations could be closed or relocated within a shopping center in the future.

Recent Accounting Pronouncements

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that changes in comprehensive income be shown on a separate financial statement that is displayed with the same prominence as other financial statements. SFAS 130 becomes effective for fiscal years beginning after December 15, 1997. The Company expects to adopt this Standard beginning in the first quarter of the fiscal year ending January 30, 1999. The Company does not expect the adoption of this statement to have a material impact on the Company.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. SFAS 131 becomes effective for fiscal years beginning after December 15, 1997. The Company will adopt this standard for the fiscal year ending January 30, 1999. The Company has not yet determined the impact of this standard.

Effects of Inflation

Although the Company's operations are influenced by general economic trends, the Company does not believe that inflation has had a material effect on the results of its operations in the last three fiscal years.

The foregoing discussion of the Company's results of operations, liquidity, capital resources and capital expenditures includes certain forward-looking information. Such forward-looking information requires management to make certain estimates and assumptions regarding the Company's expected strategic direction and the related effect of such plans on the financial results of the Company. Accordingly, actual results and the Company's implementation of its plans and operations may differ materially from forward-looking statements made by the Company. The Company encourages readers of this information to refer to the Company's report filed with the United States Securities and Exchange Commission, as an exhibit to this Annual Report on Form 10-K, which identifies certain risks and uncertainties that may have an impact on future sales, earnings and the direction of the Company.

Item 8. Financial Statements and Supplementary Data

    The financial statements and other information required by this item are set forth in the "Index to Financial Statements" on page 27 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   Information with respect to directors and executive officers of the Company is incorporated herein by reference to the Company's definitive proxy statement expected to be filed within 120 days of the end of the fiscal year ended January 31, 1998.

Item 11. Executive Compensation

   Information with respect to executive compensation is incorporated herein by reference to the Company's definitive proxy statement expected to be filed within 120 days of the end of the fiscal year ended January 31, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's definitive proxy statement expected to be filed within 120 days of the end of the fiscal year ended January 31, 1998.

Item 13. Certain Relationships and Related Transactions

    Information with respect to certain relationships and related transactions is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days of the fiscal year ended January 31, 1998.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

14(a)(1) Financial Statements

    The list of consolidated financial statements and notes required by this
Item 14(a)(1) is set forth in the "Index to Financial Statements" on page 27 of this Report.

14(a)(2) Financial Statement Schedules

    All schedules have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements or notes thereto.

14(a)(3) Exhibits

    The list of exhibits required by this Item 14(a)(3) is set forth in the "Index to Exhibits" on pages 47 to 48 of this Report.

14(b) Reports on Form 8-K

    The Company reported under item 5 on Form 8-K, dated January 5, 1998, that on December 10, 1998 the Company entered into a Credit Agreement and Security Agreement, each between the Company and BankBoston, N.A.

    The Company reported under Item 5 of Form 8-K, dated April 1, 1998, that effective January 31, 1998, the Company and BankBoston N.A. entered into a First Amendment to the Credit Agreement. In addition, the Company reported that on March 31, 1998, the Company received a federal income tax refund in the amount of approximately $12.7 million related to losses incurred during fiscal 1997 which were carried back against federal income taxes paid by the Company in prior years.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DESIGNS, INC.

May 1, 1998

                                     By: /s/ JOEL H. REICHMAN
                                         --------------------
                                         Joel H. Reichman
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated, on May 1, 1998.

SIGNATURES


/s/ JOEL H. REICHMAN                 President and Chief Executive Officer
-----------------------              and Director (Principal Executive Officer)
Joel H. Reichman


/s/ CAROLYN R. FAULKNER              Vice President, Chief Financial Officer
-----------------------              and Treasurer
Carolyn R. Faulkner


/s/ STANLEY I. BERGER                Chairman of the Board and Director
-----------------------
Stanley I. Berger


/s/ JAMES G. GRONINGER               Director
-----------------------
James G. Groninger


/s/ MELVIN SHAPIRO                   Director
-----------------------
Melvin Shapiro


/s/ BERNARD M. MANUEL                Director
-----------------------
Bernard M. Manuel


/s/ PETER L. THIGPEN                 Director
-----------------------
Peter L. Thigpen

                                  DESIGNS, INC.
                          INDEX TO FINANCIAL STATEMENTS
                                                                          Page

Management's Responsibility for Financial Reporting                        28

Report of Independent Accountants                                          29

Consolidated Financial Statements

   Consolidated Balance Sheets at January 31, 1998 and February 1, 1997    30

   Consolidated Statements of Income for the three years ended
     January 31, 1998, February 1, 1997 and February 3, 1996               31

   Statements of Changes in Stockholders' Equity for the three years
     ended January 31, 1998, February 1, 1997 and February 3, 1996         32

   Statements of Cash Flows for the three years ended
     January 31, 1998, February 1, 1997 and February 3, 1996               33

Notes to Consolidated Financial Statements, except Note N               34-45

Not Covered by Report of Independent Accountants:

Note N - Selected Quarterly Data                                           46

               MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The integrity and objectivity of the financial statements and the related financial information in this report are the responsibility of the management of the Company. The financial statements have been prepared in conformity with generally accepted accounting principles and include, where necessary, the best estimates and judgments of management.

The Company maintains a system of internal accounting control designed to provide reasonable assurance, at appropriate cost, that assets are safeguarded, transactions are executed in accordance with management's authorization and the accounting records provide a reliable basis for the preparation of the financial statements. The system of internal accounting control is regularly reviewed by management and improved and modified as necessary in response to changing business conditions.

The Audit Committee of the Board of Directors, consisting solely of outside directors, meets periodically with management and the Company's independent accountants to review matters relating to the Company's financial reporting, the adequacy of internal accounting control and the scope and results of audit work. The independent accountants have free access to the Committee.

Coopers & Lybrand L.L.P., independent accountants, have been engaged to examine the financial statements of the Company. The Report of Independent Accountants expresses an opinion as to the fair presentation of the financial statements in accordance with generally accepted accounting principles and is based on an audit conducted in accordance with generally accepted auditing standards.


/s/ JOEL H. REICHMAN                      /s/ CAROLYN R. FAULKNER

Joel H. Reichman                          Carolyn R. Faulkner
President and Chief Executive Officer     Vice President, Chief Financial
                                          Officer and Treasurer

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Designs, Inc:

We have audited the accompanying consolidated balance sheets of Designs, Inc. as of January 31, 1998 and February 1, 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Designs, Inc. as of January 31, 1998 and February 1, 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.


Boston, Massachusetts                   /s/ COOPERS & LYBRAND LLP
March 17, 1998

                           CONSOLIDATED BALANCE SHEETS

                                                      January 31, 1998  February 1, 1997
(In Thousands)                                          (Fiscal 1997)     (Fiscal 1996)
----------------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                               $   1,473        $   3,390
  Short-term investments                                         --            5,887
  Accounts receivable                                           115              558
  Inventories                                                54,972           79,958
  Income taxes refundable and deferred                       13,857            1,160
  Pre-opening costs, net                                         --              524
  Prepaid expenses                                            1,015            4,834
                                                      ----------------------------------
   Total current assets                                      71,432           96,311
                                                      ----------------------------------

Property and equipment, net of
  accumulated depreciation and amortization                  35,307           39,216

Other assets:
  Deferred income taxes                                       6,362            2,743
  Intangible assets, net                                      2,945            3,078
  Other assets                                                  353              412
                                                      ----------------------------------
   Total assets                                           $ 116,399        $ 141,760
                                                      ----------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $   8,821        $  12,194
  Accrued expenses and other current liabilities              6,129            7,046
  Accrued rent                                                2,751            2,398
  Reserve for severance and store closings                    1,799               --
  Income taxes payable                                           --            1,353
  Notes payable                                               9,828            1,000
                                                      ----------------------------------
   Total current liabilities                                 29,328           23,991
                                                      ----------------------------------
Commitments and contingencies

Minority interest                                             4,691            6,724

Stockholders' equity:
  Preferred Stock, $0.01 par value, 1,000,000 shares
   authorized, none issued
  Common Stock, $0.01 par value, 50,000,000 shares
   authorized,16,012,000, and 15,873,000 shares issued
   at January 31, 1998 and February 1, 1997,
   respectively                                                 160              159
  Additional paid-in capital                                 53,652           53,320
  Retained earnings                                          30,395           59,393
  Treasury stock at cost, 281,000 shares at
   January 31, 1998 and February 1, 1997                     (1,827)          (1,827)
                                                      ----------------------------------
   Total stockholders' equity                                82,380          111,045
                                                      ----------------------------------
     Total liabilities and stockholders' equity           $ 116,399        $ 141,760
                                                      ----------------------------------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                       For the fiscal years ending
                                             -------------------------------------------------
                                                 January 31,     February 1,     February 3,
                                                    1998            1997            1996
(In Thousands, Except Per Share Data)           (Fiscal 1997)   (Fiscal 1996)   (Fiscal 1995)
----------------------------------------------------------------------------------------------

Sales                                             $ 265,726       $ 289,593       $ 301,074
Cost of goods sold including occupancy              227,368         203,364         211,989
                                             -------------------------------------------------
Gross profit                                         38,358          86,229          89,085
                                             -------------------------------------------------
Expenses:
  Selling, general and administrative                65,657          65,936          66,988
  Restructuring charge (income)                       7,646              --          (2,200)
  Depreciation and amortization                      11,234          10,403           8,752
                                             -------------------------------------------------
Total expenses                                       84,537          76,339          73,540
                                             -------------------------------------------------
Operating income (loss)                             (46,179)          9,890          15,545
Interest expense                                        851             197             196
Interest income                                         145           1,166           1,591
                                             -------------------------------------------------

Income (loss) before minority interest
  and income taxes                                  (46,885)         10,859          16,940
                                             -------------------------------------------------
Less minority interest                                 (323)            495             425
                                             -------------------------------------------------
Income (loss) before income taxes                   (46,562)         10,364          16,515
Provision (benefit) for income taxes                (17,499)          4,100           6,742
                                             -------------------------------------------------

Net income (loss)                                 $ (29,063)      $   6,264       $   9,773
                                             -------------------------------------------------

Earnings per share - Basic                        $   (1.86)      $    0.40       $    0.62
Earnings per share - Diluted                      $   (1.86)      $    0.40       $    0.61

Weighted average number of common
  shares outstanding                                 15,649          15,755          15,770
Weighted average number of common and
  dilutive common equivalent shares outstanding      15,649          15,833          15,898

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

         For the fiscal years ending January 31, 1998, February 1, 1997 and February 3, 1996

                                                                                               Additional
                                              Common        Stock        Treasury     Stock      Paid-in     Retained
(In Thousands)                                Shares       Amounts        Shares     Amounts     Capital     Earnings      Total
-----------------------------------------------------------------------------------------------------------------------------------

Balance at January 28, 1995                   15,755       $    157                              $ 52,619     $ 42,926    $ 95,702
                                          -----------------------------------------------------------------------------------------
Issuance of Common Stock:
 Exercises under option programs                  63              1                                   148(1)                   149
Unrealized gain on investments                   461            461
Net income                                                                                                       9,773       9,773
                                          -----------------------------------------------------------------------------------------
Balance at February 3, 1996                   15,818       $    158                              $ 52,767     $ 53,160    $106,085
                                          -----------------------------------------------------------------------------------------
Issuance of Common Stock:
 Exercises under option programs                   5                                                   24(1)                    24
 Repurchase of 281,000 shares under
  the stock repurchase program                                             (281)     $ (1,827)                              (1,827)
 Issuance of 50,000 shares as part of the
  Boston Trading Ltd., Inc.
  Acquisition                                     50              1                                   529                      530
Unrealized loss on investments                                                                                     (31)        (31)
Net income                                                                                                       6,264       6,264
                                          -----------------------------------------------------------------------------------------
Balance at February 1, 1997                   15,873       $    159        (281)     $ (1,827)   $ 53,320     $ 59,393    $111,045
                                          -----------------------------------------------------------------------------------------
Issuance of Common Stock:
 Exercises under option programs                 144              1                                   351(1)                   352
 Retirement of shares                             (5)                                                 (19)                     (19)
Unrealized gain on investments                                                                                      65          65
Net income (loss)                                                                                              (29,063)    (29,063)
                                          -----------------------------------------------------------------------------------------
Balance at January 31, 1998                   16,012       $    160        (281)     $ (1,827)   $ 53,652     $ 30,395    $ 82,380
                                          -----------------------------------------------------------------------------------------

(1) Net of related tax benefit

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            STATEMENTS OF CASH FLOWS

                                                                         For the fiscal years ending
                                                                ----------------------------------------------
                                                                 January 31,    February 1,    February 3,
                                                                    1998           1997           1996
(In Thousands, Except Per Share Data)                           (Fiscal 1997)  (Fiscal 1996)  (Fiscal 1995)
--------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income (loss)                                                $(29,063)     $  6,264        $  9,773
  Adjustments to reconcile to net cash
  provided by (used for) operating activities:
   Depreciation and amortization                                     11,234        10,403           8,752
   Deferred income taxes                                             (5,015)         (262)           (560)
   Minority interest                                                   (323)          495             425
   Loss from sale of investments                                        102            17              71
   Loss (gain) from disposal of property and equipment                  398           (35)          1,382

Changes in operating assets and liabilities, net of acquisition:
  Accounts receivable                                                   443           (85)          3,750
  Inventories                                                        12,598       (21,950)         (2,342)
  Prepaid expenses                                                    3,819          (993)         (2,656)
  Income taxes                                                      (12,697)        1,480             (98)
  Accounts payable                                                   (3,373)        4,009          (5,025)
  Restructuring reserve                                              15,412            --              --
  Accrued expenses and other current liabilities                       (917)       (1,300)          2,402
  Accrued rent                                                          353          (188)         (5,104)
                                                                ----------------------------------------------
Net cash (used for) provided by operating activities                 (7,029)       (2,145)         10,770
                                                                ----------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                                (7,762)      (12,290)        (18,021)
  Incurrence of pre-opening costs                                      (325)         (640)         (1,582)
  Proceeds from disposal of property and equipment                       13           151              92
  Sale of investments                                                 5,888         6,072           4,483
  (Increase) Reduction in other assets                                 (153)          322            (218)
                                                                ----------------------------------------------
Net cash used for investing activities                               (2,339)       (6,385)        (15,246)
                                                                ----------------------------------------------
Cash flows from financing activities:
  Net borrowings under credit facility                                8,828            --              --
  Payment for acquisition of a business                                  --            --          (5,428)
  Repurchase of common stock                                             --        (1,827)             --
  Proceeds from minority equityholder of joint venture                   --            --           1,560
  Distributions to minority equityholder of joint venture            (1,710)         (218)           (287)
  Issuance of common stock under option program (1)                     333            24             148
                                                                ----------------------------------------------
Net cash provided by (used for) financing activities                  7,451        (2,021)         (4,007)
                                                                ----------------------------------------------
Net decrease in cash and cash equivalents                            (1,917)      (10,551)         (8,483)
                                                                ----------------------------------------------
Cash and cash equivalents:
  Beginning of the year                                               3,390        13,941          22,424
                                                                ----------------------------------------------
  End of the year                                                  $  1,473      $  3,390        $ 13,941
                                                                ----------------------------------------------

(1)   Net of related tax benefit.

    The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Line of Business

Designs, Inc. (the "Company") is engaged in the retail sales of clothing and accessories. Levi Strauss & Co. is the most significant vendor of the Company, representing a substantial portion of the Company's merchandise purchases.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries and affiliates. All intercompany accounts, transactions and profits are eliminated.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from estimates.

Fiscal Year

The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 31. Fiscal years 1997, 1996 and 1995 ended on January 31, 1998, February 1, 1997 and February 3, 1996, respectively. Fiscal years 1997 and 1996 were 52-week periods, whereas fiscal year 1995 was a 53-week period.

Cash and Cash Equivalents

Short-term investments, which have a maturity of ninety days or less when acquired, are considered cash equivalents. The carrying value approximates fair value.

Inventories

Substantially all merchandise inventories are valued at the lower of cost or market using the retail method on the last-in first-out basis ("LIFO"). At January 31, 1998, approximately $1.6 million of Boston Traders(R) liquidation merchandise has been valued on the first-in first-out ("FIFO") basis. If all inventory had been valued on the FIFO basis, inventory at January 31, 1998 and February 1, 1997 would have been approximately $56,698,000 and $81,150,000 respectively. The (provision) benefit for LIFO was ($534,000), ($391,000) and $924,000 in fiscal 1997, 1996 and 1995, respectively.

Property and Equipment

Property and equipment are stated at cost. Major additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Upon retirement or other disposition, the cost and related depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in income. Depreciation is computed on the straight-line method over the assets' estimated useful lives as follows:

         Motor vehicles             Five years
         Store furnishings          Five to ten years
         Equipment                  Five to eight years
         Leasehold improvements     Lesser of useful lives or related lease life
         Software development       Three to five years

Investments

The Company's investments, consisting primarily of government securities, are classified as available for sale and are recorded at fair value, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Fair value is based upon quoted market prices on the last business day of the fiscal year. Unrealized changes in value are recorded as a component of stockholders' equity, net of the related deferred tax asset or liability. The Company had no unrealized losses in fiscal year 1997 and had unrealized losses of $105,000 in fiscal year 1996.

Intangibles

Trademarks and licensing agreements acquired are amortized on a straight line basis over 15 years and three years, respectively. Amortization expense for trademarks and licensing agreements was $312,000 and $361,000 for fiscal 1997 and 1996, respectively. Accumulated amortization for trademark and licensing was $826,000 and $514,000 for fiscal 1997 and 1996, respectively.

Pre-opening costs

Store opening costs, consisting primarily of payroll and rent, are capitalized when incurred and charged to expense during the first 12 months of store operations. Amortization expense of pre-opening costs was $849,000, $1,000,000 and $1,180,000 for fiscal 1997, 1996 and 1995, respectively.

Minority Interest

As more fully discussed in Note K, minority interest at January 31, 1998 and February 1, 1997 represents LDJV Inc.'s 30% interest in The Designs/OLS Partnership (the "OLS Partnership"), a joint venture between Designs JV Corp., a wholly-owned subsidiary of the Company, and LDJV Inc., a wholly-owned subsidiary of Levi's Only Stores, Inc. which is a wholly-owned subsidiary of Levi Strauss & Co.

Advertising Costs

Advertising costs are expensed as incurred.

Net Income Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") for fiscal 1997 and all historical net earnings per share data presented has been restated to conform to the provisions of this statement. SFAS 128 established a different method of computing net earnings per share than was required under the provisions of Accounting Principles Board Opinion No. 15. The following table reconciles the numerator and the denominators of the basic and diluted earnings per share (EPS) computation as shown on the Consolidated Statements of Income.

                                                            Fiscal Years Ending
                                                  ----------------------------------------
                                                    January 31,  February 1,  February 3,
(In Thousands Except Per Share Data)                   1998         1997         1996
------------------------------------------------------------------------------------------

Basic EPS Computation
  Numerator:
   Net income (loss)                                $(29,063)   $  6,264   $  9,773
  Denominator:
   Weighted average common shares outstanding         15,649      15,755     15,770
                                                  ----------------------------------------
     Basic EPS                                      $  (1.86)   $   0.40   $   0.62
                                                  ----------------------------------------
Diluted EPS Computation
  Numerator:
   Net income (loss)                                $(29,063)   $  6,264   $  9,773
  Denominator:
   Weighted average common shares outstanding         15,649      15,755     15,770
   Stock options, excluding anti-dilutive options
     of 34 shares for January 31, 1998                    --          78        128
                                                  ----------------------------------------
    Total Shares                                      15,649      15,833     15,898
                                                  ----------------------------------------
     Diluted EPS                                    $  (1.86)   $   0.40   $   0.61
                                                  ----------------------------------------

Options to purchase shares of the Company's Common Stock of 2,026,700, 1,670,300 and 1,447,500 for fiscal years 1997, 1996 and 1995, respectively, were outstanding during the respective periods but were not included in the computation of diluted EPS because the price of the exercise options was greater than the average market price per share of Common Stock for the period reported. These options, which all expire between June 2, 2002 and June 10, 2007, have exercise prices that range from $4.88 to $21.50 in fiscal 1997, $6.63 to $21.50 in fiscal 1996, and $8.50 to $21.50 in fiscal 1995.

During fiscal 1994, the Company's Board of Directors authorized the repurchase of up to two million shares of the Company's Common Stock. The Company repurchased 280,900 shares of the Company's Common Stock during fiscal 1996 at an aggregate cost of $1,827,000. These shares were recorded by the Company as treasury stock, and were accounted for as a reduction in stockholders' equity. Shares owned by the Company are not considered outstanding for the computation of earnings per share until re-issued by the Company.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The Company reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the depreciation of such assets over the remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. As a result of one of the OLS Partnership's store's inability to achieve the improvements specified in its strategic plan, the store continued to operate at a loss in fiscal 1997. Accordingly, the Company recorded an impairment charge of $378,000 for a write-down of fixed assets which is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income. At February 1, 1997, no such impairment of assets was indicated.

B.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                     January 31,     February 1,
(In Thousands)                                         1998              1997
--------------------------------------------------------------------------------

Motor vehicles                                       $    388         $    379
Store furnishings                                      22,182           23,100
Equipment                                               9,662            8,357
Leasehold improvements                                 31,948           33,901
Purchased software                                      5,550            5,982
Construction in progress                                  388              257
                                                 ------------------------------
                                                       70,118           71,976
Less accumulated depreciation                         (34,811)         (32,760)
                                                 ------------------------------
Total property and equipment                         $ 35,307         $ 39,216
                                                 ------------------------------

Depreciation expense for fiscal 1997, 1996 and 1995 was $10,040,000, $9,042,000 and $7,357,000, respectively.

C.    INVESTMENTS

At February 1, 1997, the Company's investment securities at cost and fair value were $5,992,000 and $5,887,000, respectively. The Company subsequently sold these securities in the first quarter of fiscal 1997 with a realized loss of $102,000. The Company had realized losses on the sale of certain investments of $17,200 in fiscal 1996.

D.    DEBT OBLIGATIONS

On December 10, 1997, the Company and BankBoston, N.A. entered into a credit agreement, which was amended on January 31, 1998 (as amended, the "Credit Agreement"). The credit facility established under the Credit Agreement, which terminates on June 30, 1999, consists of a revolving line of credit permitting the Company to borrow up to $25 million. Under the facility, the Company may cause BankBoston to issue documentary and standby letters of credit up to $2 million. Availability of the unused revolving line of credit is subject to borrowing base requirements and compliance with certain earnings, net worth and inventory turnover covenants and a cash flow ratio covenant which becomes effective beginning the fourth quarter of fiscal 1998. The Company's borrowings under the credit facility are secured by a security interest in all of the Company's Levi Strauss & Co. brand inventory, accounts receivable and certain intangible assets of the Company, excluding all assets of the OLS Partnership and the Company's Boston Traders(R) trademark and its other related trademarks. The security interest may be released if the Company achieves certain minimum cash flow ratio requirements. At the option of the Company, borrowings under this facility bear interest at BankBoston N.A.'s prime rate or at LIBOR-based fixed rates (depending upon the Company's quarterly ratio of cash flow to fixed charges). Under the Credit Agreement, the Company has agreed not to pay cash dividends on its Common Stock if such payment would cause the Company to be in default of certain financial ratios. To date, the Company has not paid any cash dividends. At January 31, 1998, the Company had borrowings of $8.8 million outstanding and two outstanding standby letters of credit totaling $232,000. There were no outstanding borrowings at February 1, 1997. Effective January 31, 1998, the Company and BankBoston, N.A. agreed to amend the Credit Agreement to exclude certain non-recurring charges from the earnings calculation for the fourth quarter. As a result, the Company was in compliance with all debt covenants at the end of fiscal 1997.

On May 2, 1995, the Company delivered a non-negotiable promissory note in the principal amount of $1,000,0000 in connection with the acquisition of certain assets of Boston Trading Ltd., Inc. ("Boston Trading") in accordance with the terms of an Asset Purchase Agreement dated April 21, 1995 among Boston Trading, its stockholders, Designs Acquisition Corp., and the Company (the "Purchase Agreement"). The principal amount of the Purchase Note is payable in two equal annual installments through May 1997. The note bears interest at the published prime rate and is payable semi-annually from the date of acquisition.

In the first quarter of fiscal 1996, the Company asserted certain indemnification rights under the Purchase Agreement. In accordance with the Purchase Agreement, the Company, when exercising its indemnification rights, has the right, among other courses of action, to offset against the payment of principal and interest due and payable under the Purchase Note. Accordingly, the Company did not make the $500,000 payments of principal on the Purchase Note that were due on May 2, 1996 and May 2, 1997. The Company paid interest on the original principal amount of the Purchase Note through May 2, 1996 and continued to pay interest thereafter through January 31, 1998 on $500,000 of principal. In January 1998 Atlantic Harbor, Inc. filed a lawsuit against the Company for refusing to pay the outstanding principal amount of the Purchase Note. In March 1998 the Company filed a counterclaim against Atlantic Harbor, Inc. alleging that the Company was damaged in excess of $1 million because of the breach of certain representations and warranties made by Atlantic Harbor, Inc. and its stockholders concerning the existence and condition of certain foreign trademark registrations and license agreements. Barring unforeseen circumstances, management of the Company does not believe that the result of this litigation will have a material adverse effect on the Company's business or financial condition.

The Company paid interest and fees on all of the above described debt obligations totaling $833,000, $253,000 and $172,000 for the fiscal years 1997, 1996 and 1995, respectively.

E.    INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. SFAS 109 requires current recognition of net deferred tax assets to the extent that it is more likely than not that such net assets will be realized. To the extent that the Company believes that its net deferred tax assets will not be realized, a valuation allowance must be placed against those assets.

The Company has net operating loss carryforwards of $1,884,000 for federal income tax purposes and $42,921,000 for state income tax purposes which are available to offset future taxable income through fiscal year 2012. Additionally, the Company has alternative minimum tax credit carryforwards of $1,138,000, which are available to reduce further income taxes over an indefinite period.

The components of the net deferred tax assets as of January 31, 1998 and February 1, 1997 are as follows:

                                                        January 31,  February 1,
(In Thousands)                                             1998         1997
------------------------------------------------------------------------------

Deferred tax assets - current:
  Inventory reserves                                     $ 3,312     $   716
  LIFO reserve                                                --         444
                                                     -------------------------
   Subtotal                                                3,312       1,160
Deferred tax liabilities - current:
  LIFO reserve                                            (1,924)         --
                                                     -------------------------
Net deferred tax assets - current                        $ 1,388     $ 1,160
                                                     -------------------------

Deferred tax asset - noncurrent:
  Excess of book over tax depreciation/amortization      $ 2,168     $ 2,577
  Capital loss carryforward                                  165         124
  Unrealized loss on investment                               --          42
  Net operating loss carryforward                          2,891          --
  Alternative minimum tax credit carryforward              1,138          --
                                                     -------------------------
Total deferred tax assets - noncurrent                   $ 6,362     $ 2,743
                                                     -------------------------

The provision for income taxes consists of the following:

                                                 Fiscal Years Ending
                                    -------------------------------------------
                                     January 31,      February 1,   February 3,
(In Thousands)                          1998             1997          1996
--------------------------------------------------------------------------------
Current:
  Federal                            $(12,964)        $  3,234      $  6,241
  State                                  (688)           1,149         1,031
                                    -------------------------------------------
                                      (13,652)           4,383         7,272
                                    -------------------------------------------
Deferred:
  Federal                              (1,639)            (223)         (481)
  State                                (2,208)             (60)          (49)
                                    -------------------------------------------
                                       (3,847)            (283)         (530)
                                    -------------------------------------------
Total Provision                      $(17,499)        $  4,100      $  6,742
                                    -------------------------------------------

The following is a reconciliation between the statutory and effective income tax rates:

                                                   Fiscal Years Ending
                                        ---------------------------------------
                                          January 31,  February 1,  February 3,
                                             1998         1997         1996
-------------------------------------------------------------------------------
Statutory federal income tax rate           (35.0)%       35.0%       35.0%
State income and other taxes, net of
 federal tax benefit                         (2.6)         5.8         5.8
Permanent items and tax credits                --         (1.2)         --
                                        ---------------------------------------
Effective tax rate                          (37.6)%       39.6%       40.8%
                                        ---------------------------------------

The Company paid income taxes of $195,000, $2,888,000 and $7,452,000 during fiscal years 1997, 1996 and 1995, respectively. These figures represent the net of payments and receipts. In March and April 1998, the Company received a federal income tax refund totaling $12.9 million related to losses incurred by the Company in fiscal 1997, which were carried back against federal income tax payments in prior years.

During the first quarter of fiscal 1998, the Internal Revenue Service ("IRS") completed an examination of the Company's federal income tax returns for fiscal years 1991 through 1995. Taxes on the adjustments proposed by the IRS, excluding interest, amount to approximately $4.9 million. The IRS has challenged, among other things, the timing of certain income and expense deductions, resulting in differences in the amounts of federal income taxes previously paid by the Company. The Company intends to protest the proposed adjustments through the IRS appeals process. The Company believes that these adjustments will be reduced through the appeals process and, in the opinion of management, adequate provisions have been made for all additional income taxes and interest the Company may be required to pay. The Company believes that any adjustments to prior periods that may arise as a result of this process will not have a material impact on the results of operations and financial condition of the Company.

F.    COMMITMENTS AND CONTINGENCIES

At January 31, 1998, the Company was obligated under operating leases covering store and office space, automobiles and certain equipment for future minimum rentals as follows:

                                                                       Total
Fiscal                                                            (In Thousands)
--------------------------------------------------------------------------------

1998                                                                 $  25,808
1999                                                                    22,571
2000                                                                    20,795
2001                                                                    18,494
2002                                                                    17,256
Thereafter                                                              31,716
                                                                   -------------
                                                                     $ 136,640
                                                                   -------------

The Company signed a lease for its corporate headquarters in Needham, Massachusetts during fiscal 1995. The term of the lease is for ten years ending in November 2005. The lease provides for the Company to pay all related costs associated with the land and headquarters building. The Company has employment agreements with each of its executive officers. The initial three year terms of two of the agreements expire, unless earlier terminated in accordance with the respective terms, on October 16, 1998, and the initial three year term of the third agreement expires on May 9, 2000. Such agreements provide for minimum salary levels, adjusted for cost of living increases as well as bonuses as determined by the Compensation Committee of the Company's Board of Directors. The aggregate commitment for future salaries at January 31, 1998, excluding bonuses, was $1,016,000.

In addition to future minimum rental payments, many of the store leases include provisions for common area maintenance, mall charges, escalation clauses and additional rents based on percentage of store sales above designated levels.

Amounts charged to operations for the above occupancy costs, automobile and leased equipment expense, excluding a related party lease in the prior years, were $36,458,000, $35,921,000 and $32,998,000 in fiscal years 1997, 1996 and
1995, respectively. Of these amounts charged to operations, $402,000 $780,000 and $847,000 represent payments based upon a percentage of adjusted gross sales as provided in the lease agreement for the fiscal years ended 1997, 1996 and 1995, respectively. Amounts charged to operations for the related party lease were $150,000 and $764,000 in fiscal years 1996 and 1995, respectively. The Company did not make any payments for occupancy costs to a related party in fiscal 1997. See Note H for additional information regarding the related party lease. The Company remains principally liable on two leases which were assigned to Levi's Only Stores, Inc., a wholly-owned subsidiary of Levi Strauss & Co., in connection with the sale of the Company's Original Levi's Store(TM) and the Dockers(R) Shop which are both located in Minneapolis, Minnesota. These store leases expire in January 2003.

Most of the Company's computer and process control systems were designed to use only two digits to represent years. As a result they may not recognize "00" as representing the Year 2000, but rather the year 1900, which could result in errors or system failures. The Company is in the process of converting all technology and its information systems to be Year 2000 compliant. The Company expects to spend approximately $500,000 in conversion costs primarily in fiscal 1998 to accomplish this. Barring unforeseen circumstances, the Company anticipates that the conversion will be complete by the end of calendar year 1999.

G.    STOCK OPTIONS

The Company's Board of Directors and its stockholders previously approved the 1987 Incentive Stock Option Plan (the "Incentive Plan") pursuant to which, as amended, stock options to purchase up to 787,500 shares of Common Stock may be issued to key employees (including executive officers and directors who are employees). The Incentive Plan is administered by the Compensation Committee of the Company's Board of Directors, which designates the optionees, number of shares for each option grant, option prices (which may not be less than fair value on the date of grant), date of grant, vesting schedule (ranging from three to five years) and period of option (which may not be more than ten years). All Incentive Plan options are non-assignable. As of April 16, 1997, the Company was no longer able to grant incentive stock options under the Incentive Plan. The Incentive Plan terminates the earlier of the date on which all shares issuable thereunder have been issued and the date on which all options granted thereunder expire.

The Company's Board of Directors and its stockholders also previously approved the 1987 Non-Qualified Stock Option Plan (the "Non-Qualified Plan") pursuant to which stock options to purchase up to 337,500 shares of Common Stock which are not "incentive stock options" (as defined in Section 422 of the Internal Revenue Code, as amended) may be issued to key employees (including executive officers and directors of the Company) and directors who are not employees of the Company. The Non-Qualified Plan is administered by the Compensation Committee of the Company's Board of Directors, which designates the optionees, number of shares for each option grant, option prices (which may not be less than 85% of the fair market value on the date of grant), date of grant, vesting schedule (ranging from three to five years) and period of option (which may not be more than ten years). All Non-Qualified Plan options are non-assignable. As of April 16, 1997, the Company was no longer able to grant stock options under the Non-Qualified Plan. The Non-Qualified Plan terminates when all shares issuable thereunder have been issued. Outstanding options under both the Incentive Plan and the Non-Qualified Plan expire seven to ten years after the date of grant.

On April 3, 1992, the Board of Directors adopted the 1992 Stock Incentive Plan (the "1992 Plan"), which became effective on June 9, 1992 when it was approved by the stockholders of the Company. Under the 1992 Plan, as amended, up to 2,430,000 shares of Common Stock may be issued pursuant to "incentive stock options" (as defined in Section 422 of the Internal Revenue Code, as amended), options which are not "incentive stock options," conditioned stock awards, unrestricted stock awards and performance share awards. The 1992 Plan is administered by the Compensation Committee, all of the members of which are non-employee directors. The Compensation Committee makes all determinations with respect to amounts and conditions covering awards under the 1992 Plan. No Incentive Stock Options may be granted under the 1992 Plan after April 2, 2002. Options have never been granted at a price less than fair value on the date of the grant. Except for certain "premium priced" options granted to executive officers of the Company which are described below, options granted to employees, executives and directors typically vest over five, three and three years, respectively, and expire ten years from the date of grant. The 1992 Plan terminates when all shares issuable thereunder have been issued.

By written consent dated as of April 28,1997, the Board of Directors authorized an increase in the number of shares issuable under the 1992 Plan by 580,000 shares to a total of 2,430,000. In addition, the Board authorized an increase in the number of shares that may be granted during any fiscal year to any individual participant from 75,000 to 270,000 shares, but only any such stock options exceeding 75,000 shares that has a per share exercise price not less than 200% of fair market value of Common Stock on the date of grant. Furthermore, the Board authorized the elimination of certain provisions of the 1992 Plan which were no longer required by Rule 16b-3 under the Exchange Act. The stockholders approved the increase in the number of shares issuable under the 1992 Plan and the other amendments to the 1992 Plan at the Annual Meeting of Stockholders held on June 10, 1997.

In order to focus management on business performance that creates stockholder value and to reward management only for superior results, the Compensation Committee concluded that an important element of the Company's executive incentive compensation program should be a significant grant of premium priced options to the executive officers of the Company. Accordingly, on April 28, 1997, the Compensation Committee granted premium priced options to purchase a total of 580,000 shares to the Company's four executive officers. Before an executive officer can exercise these options, the price must appreciate to $12.00 per share, which is 140% higher than the closing price of shares of Common Stock on the date of grant. To encourage the executive officers further to achieve superior performance and to create stockholder value within a defined time frame, the premium priced options will be forfeited if prior to April 28, 2002, the per share price of the Common Stock does not close at or above $12.00 for at least five trading days during a period of ten consecutive trading days. In addition, the options are subject to time-based vesting at a rate of 20% per year over five years. If the option price of $12.00 is reached before April 28, 2002, the options will continue in effect for a period of ten years from the date of grant and the five year time-based vesting would continue.

A summary of shares subject to the option plans described above is as follows:

1987 Incentive Stock Option Plan

                                                           Fiscal Year
                                                 -------------------------------
                                                    1997      1996       1995
--------------------------------------------------------------------------------
Outstanding at beginning of year                   97,306    96,339    160,561
Options granted                                         -    18,500          -
Options canceled                                   20,900     6,000      1,670
Options exercised                                  67,406    11,533     62,552
                                                 -------------------------------
Outstanding at end of year                          9,000    97,306     96,339
                                                 -------------------------------
Options exercisable at end of year                  9,000    76,406     89,139
Common shares reserved for future grants at
  end of year                                           -     9,105     21,605
Weighted average exercise price per option:
  Outstanding at beginning of year                $  4.01   $  3.71    $  3.18
  Granted during the year                               -   $  6.62          -
  Canceled during the year                        $  7.15   $ 11.17    $  2.37
  Exercised during the year                       $  2.07   $  2.05    $  2.37
  Outstanding at end of year                      $ 11.17   $  4.01    $  3.71

The following table summarizes information about stock options outstanding under the Incentive Plan at January 31, 1998:

                Options Outstanding                              Options Exercisable
---------------------------------------------------------------------------------------------------
   Range of           Number      Remaining        Weighted Average    Number      Weighted Average
Exercise Prices     Outstanding  Contractual Life   Exercise Price     Exercisable  Exercise Price
---------------------------------------------------------------------------------------------------
 $11.17  to  $11.17    9,000       1.4 years           $11.17              9,000       $11.17


1987 Non-Qualified Stock Option Plan

                                                           Fiscal Year
                                                 -------------------------------
                                                   1997       1996      1995
--------------------------------------------------------------------------------

Outstanding at beginning of year                   76,948    76,948     76,948
Options granted                                        --        --         --
Options canceled                                       --        --         --
Options exercised                                  76,948        --         --
                                                 -------------------------------
Outstanding at end of year                             --    76,948     76,948
                                                 -------------------------------
Options exercisable at end of year                     --    76,948     76,948
Weighted average exercise price per option:
  Outstanding at beginning of year                $  2.53   $  2.53    $  2.53
  Exercised during the year                       $  2.53        --         --
  Outstanding at end of year                           --   $  2.53    $  2.53

1992 Stock Incentive Plan
                                                           Fiscal Year
                                             -----------------------------------
                                                   1997       1996      1995
--------------------------------------------------------------------------------

Outstanding at beginning of year               1,660,400   1,520,050   1,298,950
Options granted                                  708,750     301,250     440,500
Options canceled                                 327,401     160,900     219,400
Options exercised                                     --          --          --
                                             -----------------------------------
Outstanding at end of year                     2,041,749   1,660,400   1,520,050
                                             -----------------------------------
Options exercisable at end of year             1,145,397     937,496     698,180
Common shares reserved for future grants at
  end of year                                    372,851     174,200     314,550
Weighted average exercise price per option:
  Outstanding at beginning of year             $   12.00   $   12.85   $   14.59
  Granted during the year                      $   10.65   $    6.72   $    8.93
  Canceled during the year                     $    8.99   $   10.10   $   10.50
  Exercised during the year                           --          --          --
  Outstanding at end of year                   $   12.02   $   12.00   $   12.85

The following table summarizes information about stock options outstanding under the 1992 Plan at January 31, 1998:

                Options Outstanding                              Options Exercisable
---------------------------------------------------------------------------------------------------
   Range of           Number      Remaining        Weighted Average    Number      Weighted Average
Exercise Prices     Outstanding  Contractual Life   Exercise Price     Exercisable  Exercise Price
---------------------------------------------------------------------------------------------------

 $4.44 to $ 6.63      197,900      8.8 years          $ 5.51               23,716      $ 6.48
  6.88 to   9.00      357,999      6.2 years            8.12              189,565        8.25
 10.50 to  15.25    1,030,650      7.1 years           11.94              494,316       11.96
 16.50 to  21.50      455,200      5.0 years           18.09              437,800       18.10
---------------------------------------------------------------------------------------------------
 $4.44 to $21.50    2,041,749                                           1,145,397

On July 26, 1993, stock options covering an aggregate of 67,500 shares of Common Stock were granted outside of the Incentive Plan, the Non-Qualified Plan and the 1992 Plan to the non-employee directors of the Company. Each of these options has an exercise price of $17.50 per share and each remained outstanding as of the end of fiscal 1997. These options become exercisable in three equal installments commencing twelve months following the date of grant and have a 10 year term.

When shares are sold within one year of exercise or within two years from date of grant, the Company derives a tax deduction measured by the excess of the market value over the option price at the date the shares are sold, which approximated $18,256, $27,980 and $239,000 in fiscal years 1997, 1996 and 1995, respectively.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("FAS 123") was issued by the FASB in 1995 and requires the company to elect either expense recognition under FAS 123 or its disclosure-only alternative for stock-based employee compensation. The Company has elected the disclosure-only alternative and accordingly no compensation cost has been recognized. The Company has disclosed the pro forma net income or loss and per share amounts using the fair value based method.

Had compensation costs for the Company's grants for stock-based compensation been determined consistent with FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:







                                                            Fiscal Years Ended
                                                   ---------------------------------------
                                                     January 31,  February 1,  February 3,
(In Thousands, Except Per Share Amounts)                 1998       1997         1996
------------------------------------------------------------------------------------------

Net income (loss) - as reported                      $  (29,063)   $   6,264   $   9,773
Net income (loss) - pro forma                        $  (29,383)   $   5,933   $   9,621
Earnings per share - basic and diluted as reported   $    (1.86)   $    0.40   $    0.62
Earnings per share - basic and diluted pro forma     $    (1.88)   $    0.38   $    0.61

The effects of applying FAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years. FAS 123 does not apply to awards prior to 1995 and additional awards are anticipated.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1997, 1996 and 1995: expected volatility of 63.97% in fiscal 1997 and 51.96% in fiscal 1996 and fiscal 1995; risk free interest rate of 6.2%, 6.3% and 6.1% in fiscal 1997, 1996 and 1995, respectively; and expected lives of 4.5 years. No dividend rate was used for fiscal 1997, 1996 or 1995. The weighted-average fair value of options granted in fiscal 1997, 1996 and 1995, was $1.93, $3.35 and $4.43, respectively.

H.    RELATED PARTIES

Until April 30, 1996, the Company leased its headquarters in Chestnut Hill, Massachusetts, from Durban Trust, a nominee trust of which the sole beneficiary is a partnership affiliated with Stanley I. Berger, the Chairman of the Board of the Company, and Calvin Margolis, a former executive officer and director of the Company. The general partner of the beneficiary is a corporation controlled by Mr. Berger and the estate of Mr. Margolis, and the only limited partners of the beneficiary are Mr. Berger and the estate of Mr. Margolis, individually. When the lease expired April 30, 1996 the Company moved its headquarters to Needham, Massachusetts. See Note F. There were no rent payments made to Durban Trust in fiscal 1997. Total rent paid to Durban Trust in fiscal 1996 and 1995 was approximately $150,000 and $764,000, respectively. The Company believes that the lease arrangements between the Company and Durban Trust were on terms at least as favorable to the Company as it would have expected to receive from a landlord unrelated to the Company, Mr. Berger or the estate of Mr. Margolis for office facilities of equal quality.

The Company entered into a Consulting Agreement with Stanley I. Berger, the Chairman of the Board of the Company, dated as of December 21, 1994, in which he agreed to provide an average of four days per week of consulting services to the Company until December 20, 1997. As compensation for such services, among other things, the Company agreed to pay Mr. Berger at the rate of $250,000 per year. Following December 20, 1997, Mr. Berger has continued to provide consulting services to the Company on a month to month basis with respect to the Company's Levi's(R) Outlet by Designs stores. As compensation for such services, the Company pays Mr. Berger at the rate of $50,000 per year.

Bernard M. Manuel, a Director of the Company, is the Chairman of the Board of Cygne Designs, Inc. During fiscal year 1995, Cygne Designs, Inc. provided sourcing for certain of the Company's private label products. In that fiscal year, the Company paid $311,000 for merchandise purchased from Fenn Wright & Manson, Inc. a division of Cygne Designs, Inc. No products were purchased from Cygne Designs, Inc. or its affiliates in fiscal 1996 or 1997.

I.    EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan that covers all eligible employees who have completed one year of service. Under this plan, the Company may provide matching contributions up to a stipulated percentage of employee contributions. The plan is fully funded by the Company; and the matching contribution, if any, is established each fiscal year by the Board of Directors. For fiscal 1997, the matching contribution by the Company was set at 50% of contributions by eligible employees up to a maximum of 6% of salary. The Company recognized $279,000, $231,000 and $229,000 of expense under this plan in fiscal 1997, 1996 and 1995, respectively.

J.    RESTRUCTURING

In the second quarter of fiscal 1997, the Company recorded a pre-tax charge of $20 million related to its shift in strategy away from the vertically integrated Boston Traders(R) private label concept to a strategy with greater emphasis on name brands. This decision involved the liquidation of Boston Traders(R) brand products, the closure of the Company's New York City product development office and the closure of 17 Designs stores and 16 Boston Traders(R) Outlet stores. This pre-tax charge included cash costs of approximately $6.1 million related to lease terminations, the cost of canceling private label fabric commitments, severance associated with the closing of the New York office, and other miscellaneous expenses. The remainder of the $20 million charge consisted of non-cash costs of approximately $13.9 million, which included approximately $12.4 million of markdowns at cost related to the liquidation of Boston Traders(R) brand product and $1.5 million for asset impairment charges associated with the store closings. Merchandise markdowns and costs associated with the cancellation of fabric commitments, which total approximately $13.9 million, are accounted for in cost of goods sold. The remaining amounts related to lease termination costs, asset impairment charges, severance and other costs, which total approximately $6.1 million, are accounted for in the restructuring charge on the Company's Consolidated Statements of Income. At the end of fiscal 1997, the store closing program was essentially complete with 31 of the 33 stores planned for closure having been closed. The remaining two stores were closed by the end of March 1998. In addition, the Company had completed fabric commitment cancellations with most private label fabric and garment suppliers by the end of fiscal 1997.

In the fourth quarter of fiscal 1997, the Company incurred an additional pre-tax charge of $1.6 million related primarily to severance, benefits and other costs associated with a reduction in its home office and field staff. This reduction in force resulted in the elimination of 47 positions, or approximately 25%, of the Company's headquarters and field management staff. This charge is accounted for in the restructuring charge in the Company's Consolidated Statements of Income for the year ended January 31, 1998.

At January 31, 1998, the Company had a balance of $1.8 million accrued in the reserve for lease terminations for the two remaining stores scheduled for closure, outstanding fabric commitments, and severance costs for the fourth quarter reduction in force. Inventory includes markdown reserves of $830,000 against the remaining Boston Traders(R) brand product. At year end, this product had been allocated for sales in the eleven Boston Traders(R) Outlet stores. Management believes that, barring unforeseen circumstances, these reserves are adequate to cover the Company's remaining obligations with regard to lease terminations, fabric commitments, severance payments and Boston Traders(R) product liquidation.

In fiscal 1993, the Company recorded a non-recurring pre-tax charge of $15 million to cover the costs associated with the closing of 15 of its poorest performing Designs stores. Total costs to close these 15 stores totaled $9.6 million, compared to the estimate of $15.0 million estimate, primarily due to favorable negotiations with landlords. The remaining reserve was recognized in fiscal 1995 and fiscal 1994 in the amount of $2.2 million and $3.2 million, respectively.

K.    FORMATION OF JOINT VENTURE

On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company, and a subsidiary of Levi's Only Stores, Inc., a wholly-owned subsidiary of Levi Strauss & Co., entered into a partnership agreement (the "Partnership Agreement") to sell Levi's(R) brand jeans and jeans-related products. The joint venture established under the Partnership Agreement is known as The Designs/OLS Partnership (the "OLS Partnership"). The Company does not anticipate that the OLSPartnership will open any additional Original Levi's Stores(TM) or Levi's(R) Outlet stores in fiscal 1998. At January 31, 1998, the OLS Partnership operated eleven Original Levi's Stores(TM) and eleven Levi's(R) Outlets. The Levi's(R) Outlet stores owned by the OLS Partnership sell only Levi's(R) brand products and end of season and close-out products from the Original Levi's Stores(TM).

In connection with the formation of the joint venture, Designs JV Corp. contributed, for a 70% interest in the joint venture, eight of the Company's then existing Original Levi's Stores(TM) and three leases for then unopened stores in New York City, Nanuet, New York and White Plains, New York. At the same time, LDJV Inc., the joint venture subsidiary of the Levi's Only Stores, Inc., contributed approximately $4.7 million in cash to the joint venture in exchange for a 30% interest.

Below is a summary of additional capital contributions and cash distributions to each partner for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996:

                               Designs JV Corp.               LDJV, Inc.                   Total
                       -------------------------------------------------------------------------------------
                         1997      1996     1995        1997     1996      1995     1997     1996      1995
------------------------------------------------------------------------------------------------------------
Capital Contributions        -        -    $3,640           -       -     $1,560        -       -     $5,200
Capital Distributions   $3,990     $505      $670      $1,710    $218       $287   $5,700    $723       $957

The term of the OLS Partnership is ten years; however, the Partnership Agreement contains certain exit rights that enable either partner to buy or sell their interest in the OLS Partnership after five years. The Partnership Agreement provides for certain special capital account allocations and cash distributions, but otherwise allocates and distributes income in proportion to the partners' percentage ownership.

During the third quarter of fiscal 1996, the Company entered into a one year Credit Agreement (the "OLS Credit Agreement") with the OLS Partnership and Levi's Only Stores, Inc. under which the Company and Levi's Only Stores, Inc. are committed to make advances to the OLS Partnership in amounts up to $3.5 million and $1.5 million, respectively. During the third quarter of fiscal 1997, the term of the OLS Credit Agreement was extended through September 30, 1998, unless earlier terminated pursuant to other provisions of the OLS Credit Agreement. This credit facility bears interest at BankBoston, N.A.'s prime rate. The OLS Credit Agreement also provides that there may not be credit advances outstanding on the last day of the fiscal year. There were no credit advances under this facility in fiscal 1997.

For financial reporting purposes, the OLS Partnership's assets, liabilities and results of operations are consolidated with those of the Company and LDJV Inc.'s 30% interest in the OLS Partnership is included in the Company's financial statements as minority interest.

L.    RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that changes in comprehensive income be shown on a separate financial statement that is displayed with the same prominence as other financial statements. SFAS 130 becomes effective for fiscal years beginning after December 15, 1997. The Company expects to adopt this standard beginning in the first quarter of its fiscal year ending January 30, 1999. The Company does not expect the adoption of this standard to have a material impact on the Company.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. SFAS 131 becomes effective for fiscal years beginning after December 15, 1997. The Company will adopt this standard for the fiscal year ending January 30, 1999. The Company has not yet determined the impact of this standard.

M.    SHAREHOLDERS RIGHTS PLAN

On May 1, 1995, the Board of Directors of the Company adopted a Shareholder Rights Plan. Pursuant to the Plan, the Company entered into a Shareholder Rights Agreement ("Rights Agreement") between the Company and its transfer agent, Boston EquiServe, the successor to The First National Bank of Boston. Pursuant to the Rights Agreement, the Board of Directors declared a dividend distribution of one preferred stock purchase right (the "Right(s)") for each outstanding share of the Company's Common Stock to stockholders of record as of the close of business on May 15, 1995. Initially, these Rights are not exercisable and will trade with the shares of the Company's Common Stock. In the event that a person becomes an "Acquiring Person" or is declared an "Adverse Person" as each such term is defined in the Rights Agreement, each holder of a Right (other than the Acquiring Person or the Adverse Person) would be entitled to acquire such number of shares of preferred stock which are equivalent to the Company's Common Stock having a value of twice the then-current exercise price of the Right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company's Common Stock having a value of twice the exercise price of the Right.

On October 6, 1997, the Board of Directors approved an amendment to the Rights Agreement, pursuant to which the definition of an "Acquiring Person" was amended. The definition of Acquiring Person now allows a person who is and continues to be permitted to file Schedule 13G, in lieu of Schedule of 13D, pursuant to the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, to be a beneficial owner of less than 20% of the shares of the Company's Common Stock then outstanding without becoming an "Acquiring Person".

N.    SELECTED QUARTERLY DATA (UNAUDITED)

                                         First      Second       Third      Fourth        Full
(In Thousands, Except Per Share Data)   Quarter     Quarter     Quarter     Quarter       Year
---------------------------------------------------------------------------------------------------

FISCAL YEAR 1997
Net Sales                              $ 55,470    $ 64,543    $ 77,459    $ 68,254    $ 265,726
Gross Profit (Loss)                      13,486      (2,585)     18,800       8,657       38,358
Net Income (Loss) (1)                    (3,184)    (16,581)       (567)     (8,732)     (29,063)
Earnings per Share - Basic                (0.20)      (1.06)      (0.04)      (0.56)       (1.86)
Earnings per Share - Diluted              (0.20)      (1.06)      (0.04)      (0.56)       (1.86)

FISCAL YEAR 1996
Net Sales                              $ 59,336    $ 66,524    $ 84,958    $ 78,775    $ 289,593
Gross Profit                             16,157      20,565      27,646      21,861       86,229
Net Income (Loss)                        (1,145)        553       4,664       2,192        6,264
Earnings per Share - Basic                (0.07)       0.03        0.30        0.14         0.40
Earnings per Share - Diluted              (0.07)       0.03        0.29        0.14         0.40

(1) The results for the fourth quarter of fiscal 1997 include a total of approximately $7.6 million pre-tax adjustments related to inventory shrinkage reserves related to the resolution of pending vendor discussions regarding proof of delivery of certain goods, the Company's reduction in force and a charge for impairment of long-lived assets.

Historically, the Company has experienced seasonal fluctuations in net sales, gross profit and net income, with increases occurring during the Company's third and fourth quarters as a result of "Fall" and "Holiday" seasons. As the Company's percentage of outlet store business increases in relation to total sales, the Company expects that the third and fourth quarters will decrease as a percentage to total sales. Quarterly sales comparisons are not necessarily indicative of actual trends, since such amounts also reflect the addition of new stores, closing of stores and the remodeling of stores during these periods.

Index To Exhibits

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

4.2   First Amendment dated as of October 6, 1997, to the Shareholder Rights
      Agreement dated as of May 1, 1995, between the Company its transfer agent
      (included as Exhibit 4.1 to the Company's Current Report on Form 8-K dated
      October 9, 1997, and incorporated herein by reference).                        *

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

10.3  1992 Stock Incentive Plan, as amended (included as Exhibit A to the
      Company's definitive proxy statement dated May 9,1997, and incorporated by
      reference).                                                                    *

10.4  Senior Executive Incentive Plan effective beginning with the fiscal year ended February 1, 1997 (included as Exhibit 10.4 to the Company's
      Quarterly Report on Form 10-Q dated September 17, 1996, and incorporated
      herein by reference).                                                          *

10.5  License Agreement between the Company and Levi Strauss & Co. dated as of
      April 14, 1992 (included as Exhibit 10.8 to the Company's Annual Report on
      Form 10-K dated April 29,1993, and incorporated by reference).                 *

10.6  Trademark License Agreement between the Company and Levi Strauss & Co.
      dated as of November 15, 1996 (included as Exhibit 10.5 to the Company's
      Annual Report on Form 10-K dated May 1, 1997, and incorporated herein by
      reference).                                                                    *

10.7  Credit Agreement between the Company and BankBoston, N.A. dated as of
      December 10, 1997 (included as Exhibit 10.1 to the Company's Current
      Report on Form 8-K dated January 5, 1998, and incorporated herein by
      reference).                                                                    *

10.8  First Amendment to Credit Agreement dated as of January 31, 1998, between the Company and BankBoston, N.A. (included as Exhibit 10.1 to the
      Company's Current Report on Form 8-K dated April 1,1998, and incorporated
      herein by reference).                                                          *

10.9  Consulting Agreement between the Company and Stanley I. Berger dated
      December 21, 1994 (included as Exhibit 10.7 to the Company's Annual Report
      on Form 10-K dated April 28, 1995, and incorporated herein by reference).      *

10.10 Participation Agreement among Designs JV Corp., (the "Designs Partner"), the Company, LDJV Inc. (the "LOS Partner"), Levi's Only Stores, Inc.
      ("LOS"), Levi Strauss & Co. ("LS&CO") and Levi Strauss Associates Inc.
      ("LSAI") dated January 28, 1995 (included as Exhibit 10.1 to the Company's
      Current Report on Form 8-K dated April 24, 1995, and incorporated herein
      by reference).                                                                 *

10.11 Partnership Agreement of The Designs/OLS Partnership (the "OLS
      Partnership") between the LOS Partner and the Designs Partner dated
      January 28, 1995 (included as Exhibit 10.2 to the Company's Current Report
      on Form 8-K dated April 24, 1995, and incorporated herein by reference).       *

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

10.14 Sublicense Agreement between the LOS Partner and the OLS Partnership dated
      January 28, 1995 (included as Exhibit 10.5 to the Company's Current Report
      on Form 8-K dated April 24, 1995, and incorporated herein by reference).       *

10.15 License Agreement between the Company and the OLS Partnership dated
      January 28, 1995 (included as Exhibit 10.6 to the Company's Current Report
      on Form 8-K dated April 24, 1995, and incorporated herein by reference).       *

10.16 Administrative Services Agreement between the Company and the OLS
      Partnership dated January 28, 1995 (included as Exhibit 10.7 to the
      Company's Current Report on Form 8-K dated April 24, 1995, and
      incorporated herein by reference).                                             *

10.17 Credit Agreement among the Company, LOS and the OLS Partnership dated as of October 1, 1996 (included as Exhibit 10.15 to the Company's Quarterly
      Report on Form 10-Q dated December 17, 1996, and incorporated herein by
      reference).                                                                    *

10.18 First Amendment to Credit Agreement among the Company, LOS and the OLS
      Partnership dated as of October 29, 1997 (included as Exhibit 10.16 to the
      Company's Quarterly Report on Form 10-Q dated December 16, 1997, and
      incorporated herein by reference).                                             *

10.19 Asset Purchase Agreement between LOS and the Company relating to the sale of stores located in Minneapolis, Minnesota dated January 28, 1995
      (included as Exhibit 10.9 to the Company's Current Report on Form 8-K
      dated April 24, 1995, and incorporated herein by reference).                   *

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

10.26 Separation Agreement dated as of February 9, 1998 between the Company and
      Mark S. Lisnow.

11    Statement re: computation of per share earnings.

21    Subsidiaries of the Registrant.

23    Consent of Coopers & Lybrand, L.L.P. dated May 1, 1998.

27    Financial Data Schedule.

99 Report of the Company dated May 1, 1998 concerning certain cautionary statements of the Company to be taken into account in conjunction with consideration and review of the Company's publicly-disseminated documents
      (including oral statements made by others on behalf of the Company) that include forward looking information.

*     Previously filed with the Securities and Exchange Commission.

                      CORPORATE AND SHAREHOLDER INFORMATION

Board of Directors            Corporate Officers           Daniel L. Murphy
                                                           Vice President
Stanley I. Berger             George F. Cavedon            Controller
Chairman of the               Regional Vice President
Board of Directors                                         Daniel O. Paulus
                              Mary Ann Ryan                Vice President
James G. Groninger            Vice President               General Merchandise
President                     Human Resources              Manager
The BaySouth Company
                              James F. Duval               Brian J. Sequin
Bernard M. Manuel             Regional Vice President      Regional Vice
Chairman of the Board and                                  President
Chief Executive Officer       Jan Falcione
Cygne Designs, Inc.           Divisional Vice President    Michael E. Strubing
                                                           Vice President
Joel H. Reichman              Martin Goldstein             Logistics
President and                 Vice President
Chief Executive Officer       Construction and Design      Robert A. Wilbur, Jr.
                                                           Vice President
Melvin I. Shapiro             Alan B. Gruber               Technology and
Partner                       General Manager              Information Systems
Tofias, Fleishman &           The Designs/OLS Partnership
Shapiro & Co., P.C.
                              Anthony E. Hubbard           Corporate Offices
Peter L. Thigpen              Vice President               66 B Street
Partner                       Deputy General Counsel and   Needham, MA 02194
Executive Reserves            Assistant Secretary          (781) 444-7222

Executive Officers            Ben P. Lentini
                              Vice President
Joel H. Reichman              General Merchandise Manager
President and
Chief Executive Officer

Scott N. Semel
Executive Vice President
General Counsel and Secretary

Carolyn R. Faulkner
Vice President
Chief Financial Officer and
Treasurer

                      CORPORATE AND SHAREHOLDER INFORMATION

Annual Meeting

The 1998 Annual Meeting of Stockholders of Designs, Inc. will be held on Tuesday, June 9, 1998, at 10:00 a.m. at the Sheraton Needham Hotel, 100 Cabot Street, Needham, Massachusetts.

Financial Information

Requests for financial information should be directed to the Investor Relations Department at the Company's headquarters: Designs, Inc., 66B Street, Needham, MA 02194, (781) 444-7222. A copy of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, filed with the Securities and Exchange Commission, may be obtained without charge upon request to the Investor Relations Department.

Approximate reporting dates for fiscal year 1998 quarterly earnings are:

Quarter 1:                     May 18, 1998

Quarter 2:                     August 17, 1998

Quarter 3:                     November 16, 1998

Quarter 4 and fiscal year end: March 8, 1999

Transfer Agent and Registrar

Inquiries regarding stock transfer requirements, address changes and lost stock certificates should be directed to:

Boston EquiServe Limited Partnership
Post Office Box 8040
Boston, Massachusetts 02266-8040
(781) 575-3120

Independent Accountants

Coopers & Lybrand L.L.P.
Boston, Massachusetts

Trademarks

Boston Trading Co.(R), Boston Traders(R) and Traders Collection(R) are registered trademarks of Designs, Inc.

Levi's(R) and Dockers(R) are registered trademarks, and Original Levi's Store(TM) is a trademark, of Levi Strauss & Co.

All other trademarks appearing in this report are the property of their respective owners.


50