Form 10-Q
period 1998-05-02
DESIGNS INC
filed 1998-06-16
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


Quarter Ended May 2, 1998           Commission File Number   0-15898



                                  DESIGNS, INC.
                          ----------------------------
                          (Exact name of registrant as
                            specified in its charter)



            Delaware                            04-2623104
-------------------------------     ---------------------------------
(State or other jurisdiction of     (IRS Employer Identification No.)
incorporation or organization)


         66 B Street, Needham, MA                              02194
---------------------------------------                       ---------
(Address of principal executive offices)                      (Zip Code)



                                 (781) 444-7222
                             ------------------------
                             (Registrant's telephone
                          number, including area code)




Indicate by "X" whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes      X           No
     ------              ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                         Outstanding as of May 2, 1998
                  -----                         -----------------------------

                  Common                                 15,739,369

                                  DESIGNS, INC.
                         CONSOLIDATED BALANCE SHEETS
               May 2, 1998, May 3, 1997 and January 31, 1998
                    (In thousands, except per share data)
                                   (Unaudited)

                                              May 2,    May 3,    January 31,
                                              1998       1997        1998
ASSETS                                    ------------------------------------

Current assets:
  Cash and cash equivalents                 $  3,758     $    119   $  1,473
  Accounts receivable                            214          467        115
  Inventories                                 56,926      104,112     54,972
  Income taxes refundable and deferred         2,760        2,179     13,857
  Prepaid expenses                             1,342        6,359      1,015
                                          -----------------------------------
Total current assets                          65,000      113,236     71,432

Property and equipment, net of accumulated
  depreciation and amortization               32,724       40,851     35,307

Other assets:
  Deferred income taxes                        6,362        2,700      6,362
  Intangible assets, net                       2,885        3,053      2,945
  Other assets                                   456          303        353
                                          ------------------------------------
Total assets                                $107,427     $160,143   $116,399
                                          ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                          $ 12,592     $ 25,390   $  8,821
  Accrued expenses and other
    current liabilities                        6,543        7,779      6,129
  Accrued rent                                 2,992        2,593      2,751
  Reserve for severance and store closings       491         -         1,799
  Notes payable                                1,000       10,600      9,828
                                          ------------------------------------
Total current liabilities                     23,618       46,362     29,328

Minority interest                              4,465        5,807      4,691

Stockholders' equity:
  Preferred Stock, $0.01 par value,
     1,000,000 shares authorized,
     none issued
  Common Stock, $0.01 par value,
     50,000,000 shares authorized,
     16,020,000, 15,903,000 and
     16,012,000 shares issued at
     May 2, 1998, May 3, 1997 and
     January 31, 1998 , respectively             160          159        160
  Additional paid-in capital                  53,668       53,371     53,652
  Retained earnings                           27,343       56,271     30,395
  Treasury stock at cost, 281,000 shares      (1,827)      (1,827)    (1,827)
                                           ------------------------------------
Total stockholders' equity                    79,344      107,974     82,380
                                           ------------------------------------
Total liabilities and stockholders' equity  $107,427     $160,143   $116,399
                                           ====================================



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  DESIGNS, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except per share data)
                                   (Unaudited)

                                      Three Months Ended  Twelve Months Ended
                                    -------------------------------------------
                                        May 2,    May 3,    May 2,    May 3,
                                         1998      1997      1998      1997
                                    -------------------------------------------

Sales                                  $43,400   $55,470   $253,656  $285,727
Cost of goods sold including occupancy  34,024    41,984    219,408   202,169
                                    -------------------------------------------

Gross profit                            9,376     13,486     34,248    83,558

Expenses:
 Selling, general and administrative    11,946    16,055     61,548    65,931
 Restructuring charge                      -         -        7,646       -
 Depreciation and amortization           2,491     2,786     10,939    10,705
                                    -------------------------------------------
Total expenses                          14,437    18,841     80,133    76,636
                                    -------------------------------------------

Operating income (loss)                 (5,061)   (5,355)   (45,885)    6,922

Interest expense                           191       151        891       304
Interest income                             20        55        110       903
                                    -------------------------------------------

Income (loss) before minority
 interest and income taxes              (5,232)   (5,451)   (46,666)    7,521

Less minority interest                    (226)      (16)      (533)      624
                                    -------------------------------------------

Income (loss) before income taxes       (5,006)   (5,435)   (46,133)    6,897

Provision (benefit) for income taxes    (1,954)   (2,251)   (17,202)    2,672
                                    -------------------------------------------

Net income (loss)                      $(3,052)  $(3,184)  $(28,931) $  4,225
                                    ===========================================



Earnings per share-Basic and Diluted   $ (0.19)  $ (0.20)  $  (1.85) $   0.27




            The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  DESIGNS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                    (Unaudited)

                                                           Three months ended
                                                        -----------------------
                                                         May 2,       May 3,
                                                          1998         1997
                                                        -----------------------
Cash flows from operating activities:
  Net loss                                              $(3,052)     $(3,184)
  Adjustments to reconcile to net cash
  provided by (used for) operating activities:
     Depreciation and amortization                        2,491        2,786
     Minority interest                                    (226)          (16)
     Loss on sale of investments                            -            102
     Loss from disposal of property and equipment          130             3

  Changes in operating assets and liabilities:
     Accounts receivable                                  (100)           91
     Inventories                                        (1,954)      (24,154)
     Prepaid expenses                                     (327)       (1,942)
     Reserve for severance and store closings           (1,308)          -
     Income taxes payable                               11,097        (1,353)
     Accounts payable                                    3,771        13,196
     Accrued expenses and other current liabilities        544           733
     Accrued rent                                          241           195
                                                        -----------------------
  Net cash provided by (used for) operating activities  11,307       (13,543)
                                                        -----------------------
Cash flows from investing activities:
  Additions to property and equipment                     (151)       (4,161)
  Incurrence of pre-opening costs                           -           (104)
  Proceeds from disposal of property and equipment          87             1
  Sale and maturity of investments                          -          5,785
  (Increase) reduction in other assets                    (146)           51
  Distributions to joint venture partner                    -           (900)
                                                        -----------------------
Net cash (used for) provided by investing activities      (210)          672
                                                        -----------------------
Cash flows from financing activities:
  Net (payments) borrowings under credit facility       (8,828)        9,600
  Issuance of common stock under option program (1)         16           -
                                                        -----------------------
Net cash (used for) provided by financing activities    (8,812)        9,600
                                                        -----------------------
Net increase (decrease) in cash and cash equivalents     2,285        (3,271)
Cash and cash equivalents:
  Beginning of the year                                  1,473         3,390
                                                        -----------------------
  End of the quarter                                    $3,758       $   119
                                                        =======================



(1) Net of related tax effect.




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  DESIGNS, INC.
                   Notes to Consolidated Financial Statements

1.   Basis of Presentation

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes contained in the Company's audited consolidated financial statements for the year ended January 31, 1998. The Company's business has historically been seasonal in nature and the results of the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.   Minority Interest

On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company, and a subsidiary of Levi's Only Stores, Inc., a wholly-owned subsidiary of Levi Strauss & Co., entered into a partnership agreement (the "Partnership Agreement") to sell Levi's(R) brand jeans and jeans-related products in Original Levi's Stores(TM) and Levi's(R) Outlet stores. The joint venture established under the Partnership Agreement is known as The Designs/OLS Partnership (the "OLS Partnership"). The operating results of the OLS Partnership are consolidated with the financial statements of the Company for the three and twelve months ended May 2, 1998. Minority interest at May 2, 1998 represents LDJV Inc.'s 30% interest in the OLS Partnership. During the first quarter of fiscal 1998, the OLS Partnership made no distributions of "excess cash" to its partners and distributed a total of $3.0 million in "excess cash" to its partners during the first quarter of fiscal 1997 in accordance with the terms of the Partnership Agreement.

3.   Boston Trading Ltd., Inc. Acquisition

On May 2, 1995, the Company acquired certain assets of Boston Trading Ltd., Inc. In accordance with the terms of the Asset Purchase Agreement dated April 21, 1995, the Company paid $5.4 million in cash, financed by operations, and delivered a non-negotiable promissory note in the principal amount of $1 million (the "Purchase Note") payable in two equal annual installments through May 2, 1997. In the first quarter of fiscal 1996, the Company asserted rights of indemnification under the Asset Purchase Agreement. In accordance with that Agreement, the Company, when exercising its indemnification rights, has the right, among other courses of action, to offset against the payment of principal and interest due and payable under the Purchase Note. Accordingly, the Company did not make either of the $500,000 payments of principal due on the Purchase Note on May 2, 1996 and May 2, 1997. The Company paid interest on the original principal amount of the Purchase Note through May 2, 1996 and continued to pay interest thereafter through November 2, 1997 on $500,000 of principal. In January 1998, Atlantic Harbor, Inc. (formerly known as
"Boston Trading Ltd., Inc.") filed a lawsuit against the Company for refusing to pay the outstanding principal amount of the Purchase Note. In March 1998, the Company filed a counterclaim against Atlantic Harbor, Inc. alleging that the Company was damaged in excess of $1 million because of the breach of certain representations and warranties made by Atlantic Harbor, Inc. and its stockholders concerning the existence and condition of certain foreign trademark registrations and license agreements. The Company also has commenced a lawsuit involving substantially the same matters against the stockholders of Atlantic Harbor, Inc. Barring unforeseen circumstances, management of the Company does not believe that the result of this litigation will have a material adverse impact on the Company's business or financial condition.

4.   Credit Facility

On December 10, 1997, the Company and BankBoston, N.A. entered into a Credit Agreement, which was amended on January 31, 1998 (as amended, the "Credit Agreement"). The credit facility established under the Credit Agreement, which was replaced subsequent to May 2, 1998 by a new $50 million credit facility which is more fully discussed in Note 8, consisted of a revolving line of credit permitting the Company to borrow up to $25 million. Under the facility, the Company could have caused BankBoston, N.A. to issue documentary and standby letters of credit up to $2 million. Availability of the unused revolving line of credit was subject to borrowing base requirements and compliance with certain earnings, net worth and inventory turnover covenants and a cash flow ratio covenant which was to become effective beginning the fourth quarter of fiscal 1998. The Company's borrowings under the credit facility were secured by a security interest in all of the Company's Levi Strauss & Co. brand inventory, accounts receivable and certain intangible assets of the Company, excluding all assets of the OLS Partnership and the Company's Boston Traders(R) trademark and its other related trademarks. At the option of the Company, borrowings under this facility bore interest at BankBoston, N.A.'s prime rate or at LIBOR-based fixed rates (depending upon the Company's quarterly ratio of cash flow to fixed charges). Under the Credit Agreement, the Company agreed not to pay cash dividends on its Common Stock if such payment would cause the Company to be in default of certain financial ratios. To date, the Company has not paid any cash dividends.

At May 2, 1998, the Company had no outstanding borrowings under this facility and had two outstanding standby letters of credit totaling approximately $245,000. In addition, the Company was in compliance with all debt covenants at the end of the first quarter of fiscal 1998.

5.   Joint Venture Credit Agreement

During the third quarter of fiscal 1996, the Company entered into a one year Credit Agreement (the "OLS Credit Agreement") with the OLS Partnership and Levi's Only Stores, Inc. under which the Company and Levi's Only Stores, Inc. are committed to make advances to the OLS Partnership in the amount of $3.5 million and $1.5 million, respectively. During the third quarter of fiscal 1997, the term of the OLS Credit Agreement was extended through September 30, 1998, unless earlier terminated pursuant to the provisions of the OLS Credit Agreement. This credit facility bears interest at BankBoston, N.A.'s prime rate. The OLS Credit Agreement also provides that there may not be credit advances outstanding on the last day of the fiscal year. No advances were outstanding under this facility during the first quarter of fiscal 1998.

6.   Net Income Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and all historical net income per share data has been restated to conform to the provisions of this statement. The following table reconciles the numerator and the denominators of the basic and diluted earnings per share (EPS) computation as shown on the Consolidated Statements of Income.

(In thousands except per share data)

                                   Three Months Ended      Twelve Months Ended
                                  ---------------------------------------------
                                    May 2,      May 3,      May 2,     May 3,
                                    1998        1997        1998       1997
                                  ---------------------------------------------
Basic EPS Computation

Numerator:
  Net income (loss)               $(3,052)    $(3,184)     $(28,931)   $4,225
Denominator:
  Weighted average
  common shares outstanding        15,733      15,606        15,679    15,720
                                  ---------------------------------------------
Basic EPS                         $(0.19)     $(0.20)      $ (1.85)    $0.27
                                  =============================================

Diluted EPS Computation

Numerator:
  Net income (loss)               $(3,052)    $(3,184)     $(28,931)   $4,225
Denominator:
  Weighted average
  common shares outstanding        15,733      15,606        15,679    15,720

  Stock options, excluding
  anti-dilutive options              --          --            --          71
                                  ---------------------------------------------
Total shares                       15,733      15,606        15,679    15,791
                                  ---------------------------------------------

Diluted EPS                       $(0.19)     $(0.20)      $ (1.85)    $0.27
                                  =============================================

Options to purchase 1,938,350 shares of the Company's Common Stock for the three and twelve months ended May 2, 1998 and 2,286,148 shares and 2,209,200 shares for the three and twelve months ended May 3, 1997, respectively, were outstanding during the respective periods but were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price per share of Common Stock for the periods reported. For the three months ended May 3, 1997 and for the twelve months ended May 2, 1998, 56 shares and 19 shares, respectively, were excluded from the computation of diluted earnings per share as the inclusion of these shares would have been anti-dilutive.

7.   Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. SFAS 131 becomes effective for fiscal years beginning after December 15, 1997. The Company is required to adopt this standard for the fiscal year ending January 30, 1999. The Company has not yet determined the impact of this standard.

8.   Subsequent Event

On June 4, 1998 the Company entered into a Loan and Security Agreement with a subsidiary of BankBoston, N.A., BankBoston Retail Finance Inc., as agent for the lender(s) named therein (the "1998 Credit Agreement"). The 1998 Credit Agreement establishes a new credit facility which replaces the Company's then existing $25 million credit facility described in Note 4. The new credit facility, which terminates on May 10, 2001, consists of a revolving line of credit permitting the Company to borrow up to $50 million. Under this facility, the Company has the ability to cause the lender(s) to issue documentary and standby letters of credit up to $5 million. The Company's obligations under the 1998 Credit Agreement are secured by a lien on all of the Company's assets, except the assets of the OLS Partnership. The ability of the Company to borrow under the 1998 Credit Agreement is subject to a number of conditions including the accuracy of certain representations and compliance with tangible net worth and fixed charge coverage ratio covenants. The availability of the unused revolving line of credit is limited to specified percentages of the value of the Company's eligible inventory determined under the 1998 Credit Agreement, ranging from 60% to 65%. At the option of the Company, borrowings under this facility bear interest at BankBoston, N.A.'s prime rate or at the LIBOR-based fixed rate. The 1998 Credit Agreement contains certain covenants and events of default customary for credit facilities of this nature, including restrictions on payment of dividends by the Company. The Company is subject to a prepayment penalty if the 1998 Credit Agreement is terminated prior to June 4, 2000.

The Company expects to borrow funds under this revolving credit facility from time to time during the remainder of the fiscal year to fund inventory purchases for the fall and holiday seasons; however, the Company expects that the average borrowing levels in fiscal 1998 will be reduced from fiscal 1997.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Sales for the first quarter of fiscal 1998 were $43.4 million as compared to sales of $55.5 million in the first quarter of fiscal 1997. Comparable store sales decreased 18 percent for the first quarter of fiscal 1998 as compared to the same period in the prior year. Comparable stores are retail locations that have been open at least 13 months. Of the 122 stores the Company operated as of May 2, 1998, 110 were comparable stores. Approximately $3.2 million, or 26 percent of the $12.1 million year-to-date sales decline, is the result of the closure of 31 stores in fiscal 1997 and 2 stores in the first quarter of fiscal 1998. The remainder of the decrease was primarily due to lower sales of men's and women's Levi's(R) brand jeans and tops. Sales for the rolling twelve months ended May 2, 1998 were $253.7 million compared to $285.7 million for the rolling twelve months ended May 3, 1997. As reported by certain national and trade publications, the Levi's(R) brand has experienced a decline in U.S. market share which has affected the Company's sales of Levi's(R) brand merchandise.
In the first quarter of fiscal 1998, approximately 62% of the Company's revenue was generated by sales in Levi's(R) Outlet by Designs stores.
The Company anticipates that decreases in comparable store sales will continue through most of fiscal 1998.

Gross margin rate (including the costs of occupancy) for the first quarter of fiscal 1998 equaled 21.6 percent of sales as compared with 24.3 percent for the same period in the prior year. This decrease was due to negative leverage in occupancy costs of 2.9 percentage points due to lower sales, partially offset by a 0.2 percentage point improvement in merchandise margin. This improvement in merchandise margin is the result of decreased permanent markdowns in all store formats, based on lower inventories and the elimination of poor performing Boston Traders(R) brand product from the merchandise mix. Additionally, margin was positively impacted by decreased promotional markdowns and fewer promotional events as well as an increase in initial margins on certain Levi's(R) Outlet merchandise. Gross margin rate for the rolling twelve months ended May 2, 1998 was 13.5 percent compared to 29.2 percent for the rolling twelve months ended May 3, 1997. This decrease was primarily due to merchandise markdowns and reserves recorded for fabric commitment cancellations in the second quarter of fiscal 1997 related to the Company's shift in strategy away from its private label product line, adjustments for inventory shrinkage against physical inventory results recorded in the fourth quarter of fiscal 1997 and reserves recorded against pending resolutions of vendor discussions regarding proofs of delivery of certain goods.

Selling, general and administrative expenses decreased as a percentage of sales to 27.5 percent, or $11.9 million, for the first quarter of fiscal 1998 from
28.9 percent of sales, or $16.1 million, in the first quarter of the prior year. Store payroll expense, the largest component of selling, general and administrative expenses, equaled 13.1 percent of sales for the first quarter of fiscal 1998, compared with 13.3 percent in the first quarter of the prior year. The $4.2 million decrease in selling, general and administrative expenses is primarily due to the expense reduction actions taken in fiscal 1997, ongoing expense reduction programs implemented by the Company, and reduced payroll expense as a result of the sales shortfall. Selling, general and administrative expenses for the rolling twelve month period decreased to $61.5 million as compared to $65.9 million for the same rolling twelve month period ended the first quarter of the prior fiscal year due to decreased payroll expense as a result of lower sales and cost saving initiatives.

In the second quarter of fiscal 1997, the Company recorded a $20 million, or $(0.75) per share, non-recurring pre-tax charge related to the Company's shift in strategy away from the vertically integrated Boston Traders(R) private label concept to a strategy with greater emphasis on name brands. Approximately $13.9 million of this charge related to merchandise markdowns and fabric reserves is accounted for in cost of goods sold for the rolling twelve months ended May 2, 1998. The remaining approximately $6.1 million related to lease terminations, asset impairment charges, severance and other costs is included in the restructuring charge for the same period. In addition, in the fourth quarter of fiscal 1997, the Company recorded an additional non-recurring pre-tax charge of $1.6 million, or $(0.06) per share, related to the Company's January 1998 reduction in force. This charge is also included in the restructuring charge for the rolling twelve months ended May 2, 1998.

Depreciation and amortization expense of $2.5 million for the first quarter of fiscal 1998 decreased by 11 percent compared with depreciation and amortization expense of $2.8 million for the same period in fiscal 1997. This decrease is principally due to a reduction of the Company's fixed asset balances as a result of the write off in fiscal 1997 of 33 stores closed by the Company. For the rolling twelve month period ended May 2, 1998, depreciation and amortization increased by 2 percent, primarily due to the timing of new store openings in the prior year.

Interest expense was $191,000 and $151,000 in the first quarter of fiscal 1998 and fiscal 1997, respectively. On a rolling twelve month basis, interest expense increased to $891,000 as compared to $304,000 for the same rolling twelve month period ended the first quarter of the prior fiscal year. These increases are attributable to higher average borrowing levels under the Company's revolving credit facility for the three and twelve month periods ended May 2, 1998 as compared with the same periods in the prior year. The Company anticipates, barring unforeseen circumstances, that interest expense will decrease in fiscal 1998 as a result of reduced borrowing levels as compared to fiscal 1997.

Interest income for the first quarter of fiscal 1998 was $20,000 compared to $55,000 in the first quarter of fiscal year 1997. For the rolling twelve month period, interest income of $110,000 decreased by 88 percent from $903,000 in the prior comparable rolling twelve month period. The decrease in interest income is attributable to limited investment activity as compared to the prior year.
The Company anticipates that interest income will be minimal through fiscal
1998.

Net loss for the first quarter of fiscal year 1998 equaled ($3.1) million or ($0.19) per share, as compared with a net loss of ($3.2) million, or ($.20) per share in the first quarter of fiscal 1997. Net loss, on a rolling twelve month basis ended May 2, 1998, was ($28.9) million or ($1.85) per share, as compared with net income of $4.2 million, or $0.27 per share in the prior comparable period. The net loss for the twelve months ended May 2, 1998 includes the impact of non-recurring charges, as discussed above, of ($21.6) million or ($0.81) per share.

The Company continues to test a multi-branded store concept. The eleven stores included in this test operate under the Boston Trading Co.(R) name ("BTC").
Some of the brands featured include Levi's(R), silverTab(TM), Buffalo Jeans(R), Polo(R) Jeans, Tommy(R) Jeans (by Tommy Hilfiger), DKNY(R), CK Calvin Klein(R) Lucky Brand(R) Jeans, Enyce(R), FUBU(R), Mecca(R), Mossimo(R), Phat Farm(R) and other brands targeted to a young customer. In the first quarter of fiscal 1998 the Company generated $1.7 million in sales of other name brand products compared to $25,000 in the first quarter of fiscal 1997. The Company intends to continue its test of these and other brands in the BTC format through fiscal 1998 and may convert certain of its Designs stores to this format or incorporate certain of these new brands into the Designs stores based on the results of this test.

In an effort to maximize the potential of the remaining eleven Boston Traders(R) Outlet locations, the Company is planning to operate four of these locations as Buffalo Jeans(R) Factory Stores. It is anticipated that the Buffalo Jeans(R) Factory Stores will sell in season as well as closeouts from this fast growing, upscale Canadian manufacturer of fashion apparel. Over time, based on the performance of the four test stores, other Boston Traders(R) Outlet stores could be converted to this format.

SEASONALITY
The Company's business is seasonal, reflecting increased consumer buying in the "Fall" and "Holiday" seasons. Historically, the second half of each fiscal year provides a greater portion of the Company's annual sales and operating income. In recent years, the Company's percentage of outlet store business has increased in relation to total sales. Accordingly, the Company's third and fourth quarters, although continuing to provide a greater proportion of total sales, have become less significant to its total sales as had previously been the case. This is due to a difference in seasonality of the Company's outlet business as compared with the mall-based specialty stores.

LIQUIDITY AND CAPITAL RESOURCES
The Company's primary cash needs are for operating expenses, including cash outlays associated with inventory purchases and capital expenditures for new and remodeled stores. The Company expects that cash flow from operations, short-term revolving borrowings, federal income tax refunds and trade credit will enable it to finance its current working capital and store remodeling requirements.

During the first quarter of fiscal 1998, the Company received a federal income tax refund totaling $12.9 million because of losses incurred by the Company during fiscal 1997, which were carried back against federal income tax payments in prior years. The Company used a portion of the cash received to reduce the outstanding borrowings under its credit facility.

WORKING CAPITAL AND CASH FLOWS
To date, the Company has financed its working capital requirements and expansion program with cash flow from operations, borrowings under the Company's credit facility and proceeds from Common Stock offerings. Cash provided by (used for) operations for the first quarter of fiscal 1998 was $11.3 million as compared to ($13.5) million for the same period in the prior year. This $24.8 million improvement is the result of lower inventory purchases, the Company's receipt of the federal income tax refund as well as expense control initiatives. In addition, the Company has available approximately $6.0 million of net operating losses and credits available to offset future federal and state tax liabilities.

The Company's cash position at May 2, 1998 was approximately $3.8 million, compared to $119,000 at May 3, 1997. At May 2, 1998, the Company had no borrowings outstanding under its revolving credit facility as compared to borrowings outstanding of $9.6 million at May 3, 1997. The Company expects to borrow funds under its new $50 million revolving credit facility from time to time during the remainder of the fiscal year to fund inventory purchases for the fall and holiday seasons, however, the Company expects that the average borrowing levels in fiscal 1998 will be reduced from fiscal 1997.

The Company's working capital at May 2, 1998 was approximately $41.4 million, compared to $66.9 million at May 3, 1997. This decrease in working capital was primarily attributable to the significant decrease in inventory. At May 2, 1998, total inventory equaled $56.9 million, compared to $104.1 million at May 3, 1997. The decrease of 45 percent in the Company's inventory level was primarily due to reduced purchases of Levi Strauss & Co. brand products during the third and fourth quarters of fiscal 1997 and the first quarter of fiscal 1998 and the liquidation of Boston Traders(R) brand merchandise. At the end of the first quarter of fiscal 1998, Levi's(R), Dockers(R) and other name brands represented 98.1 percent of inventory. The remaining 1.9 percent of inventory, or $1.1 million net of markdown reserves, was Boston Traders(R) products. The Company continues to evaluate and, within the discretion of management, act upon opportunities to purchase substantial quantities of Levi's(R) brand products for its Levi's(R) Outlet stores.

The Company's trade payables to Levi Strauss & Co., its principal vendor, generally are due 30 days after the date of invoice. At May 2, 1998, the accounts payable balance was $12.6 million as compared with a balance of $25.4 million at May 3, 1997. This 51 percent decrease is primarily related to the corresponding decrease in inventory at the end of the first quarter of fiscal 1998 compared to the same period in the prior year. During the first quarter of fiscal 1998 the Company was current with all outstanding merchandise payables to vendors. The Company expects that purchases of branded merchandise will be in accordance with customary industry credit terms.

On December 10, 1997, the Company and BankBoston, N.A. entered into a Credit Agreement, which was amended on January 31, 1998 (as amended, the "Credit Agreement"). The credit facility established under the Credit Agreement, which was replaced subsequent to May 2, 1998 by a new $50 million credit facility which is more fully discussed in Note 8 in the Notes to Consolidated Financial Statements, consisted of a revolving line of credit permitting the Company to borrow up to $25 million. Under the facility, the Company could have caused BankBoston, N.A. to issue documentary and standby letters of credit up to $2 million. Availability of the unused revolving line of credit was subject to borrowing base requirements and compliance with certain earnings, net worth and inventory turnover covenants and a cash flow ratio covenant which was to become effective beginning the fourth quarter of fiscal 1998. The Company's borrowings under the credit facility were secured by a security interest in all of the Company's Levi Strauss & Co. brand inventory, accounts receivable and certain intangible assets of the Company, excluding all assets of the OLS Partnership and the Company's Boston Traders(R) trademark and its other related trademarks. At the option of the Company, borrowings under this facility bore interest at BankBoston, N.A.'s prime rate or at LIBOR-based fixed rates (depending upon the Company's quarterly ratio of cash flow to fixed charges). Under the Credit Agreement, the Company agreed not to pay cash dividends on its Common Stock if such payment would cause the Company to be in default of certain financial ratios. To date, the Company has not paid any cash dividends.

At May 2, 1998, the Company had no outstanding borrowings under this facility and had two outstanding standby letters of credit totaling approximately $245,000. In addition, the Company was in compliance with all debt covenants at the end of the first quarter of fiscal 1998.

On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company, and a subsidiary of Levi's Only Stores, Inc., a wholly-owned subsidiary of Levi Strauss & Co., entered into a partnership agreement (the "Partnership Agreement") to sell Levi's(R) brand jeans and jeans-related products. The joint venture that was established by the Partnership Agreement is known as The Designs/OLS Partnership (the "OLS Partnership"). The term of the joint venture is ten years; however, the Partnership Agreement contains certain exit rights that enable either partner to buy or sell its interest in the joint venture after five years. The Company does not anticipate that the OLS Partnership will open any additional stores in fiscal 1998. At the end of the first quarter of fiscal 1998 there were eleven Original Levi's Stores(TM) and eleven Levi's(R) Outlet stores.

During the first quarter of fiscal 1998, the OLS Partnership made no distributions in "excess cash" to its partners in accordance with the terms of the Partnership Agreement. It is the intention of the partners in the joint venture that additional working capital for the joint venture will come from its operations, capital contributions, loans from the partners and borrowings from third parties.

During the third quarter of fiscal 1996, the Company entered into a one year Credit Agreement (the "OLS Credit Agreement") with the OLS Partnership and Levi's Only Stores, Inc. under which the Company and Levi's Only Stores, Inc. are committed to make advances to the OLS Partnership in amounts up to $3.5 million and $1.5 million, respectively. During the third quarter of fiscal 1997, the term of the OLS Credit Agreement was extended through September 30, 1998, unless terminated earlier pursuant to other provisions of the OLS Credit Agreement. This credit facility bears interest at BankBoston, N.A.'s prime rate. The OLS Credit Agreement also provides that there may not be credit advances outstanding on the last day of the fiscal year. There were no borrowings under this facility through May 2, 1998.

CAPITAL EXPENDITURES
Total cash outlays for the first quarter of fiscal 1998 were $143,000, which represents the cost of store and corporate capital expenditures. Total cash outlays for the first quarter of fiscal 1997 were $4.1 million. During the first quarter of fiscal 1997, the Company opened five new Boston Trading Co.(R) stores and remodeled one Levi's(R) Outlet by Designs store. As of the end of the first quarter of 1998, the Company had closed one Designs store because its lease had expired in addition to the remaining 2 stores closed as part of the previously announced store closing program.

Most of the Company's computer and process control systems were designed to use only two digits to represent years. As a result, they may not recognize "00" as representing the Year 2000, but rather the year 1900, which could result in errors or system failures. The Company is in the process of converting technology and its information systems to be Year 2000 compliant. The Company expects to spend approximately $500,000 in conversion and upgrade costs, primarily in fiscal 1998 to accomplish this. Barring unforeseen circumstances, the Company anticipates that the conversion will be complete by the end of calendar year 1999. Of course, the Company's business may be negatively affected by vendors, government agencies and any other entity with which it has dealings whose systems may not be Year 2000 compliant.

On May 2, 1995, the Company acquired certain assets of Boston Trading Ltd., Inc. in accordance with the terms of an Asset Purchase Agreement dated April 21, 1995. The Company paid $5.4 million in cash, financed by operations, and delivered a non-negotiable promissory note in the principal amount of $1.0 million (the "Purchase Note"). The principal amount of the Purchase Note was payable in two equal installments through May 1997. In the first quarter of fiscal 1996, the Company asserted certain indemnification rights under the Asset Purchase Agreement. In accordance with the Asset Purchase Agreement, the Company, when exercising its indemnification rights, has the right, among other courses of action, to offset against the payment of principal and interest due and payable under the Purchase Note. Accordingly, the Company did not make either of the $500,000 payments of principal on the Purchase Note that were due on May 2, 1996 and May 2, 1997. The Company paid interest on the original principal amount of the Purchase Note through May 2, 1996 and continued to pay interest thereafter through November 2, 1997 on $500,000 of principal.

In November 1996, the Company and Levi Strauss & Co. entered into a trademark license agreement (the "Outlet License Agreement") which provides the terms upon which the Company is permitted to use the Levi Strauss & Co. batwing trademark in connection with the operations of the Company's Levi's(R) Outlet by Designs stores. The Outlet License Agreement authorizes the Company, subject to certain terms and conditions, to operate the Levi's(R) Outlet by Designs stores using the Levi's(R) batwing trademark in 25 states in the eastern portion of the United States. Subject to certain default provisions, the term of the Outlet License Agreement will expire on July 31, 2001, and the license for any particular store is the period co-terminous with the lease term for such store (including extension options in effect in November 1996). The leases (including extension options in effect in November 1996) relating to approximately two-thirds of the Levi's(R) Outlet by Designs stores open at May 2, 1998 expire in or prior to fiscal 2009 and all, except for five such leases, expire in or prior to fiscal 2011.

The Company continually evaluates discretionary investments in new projects that may complement its existing business. Further, as leases expire, the Company may lose the right to use the Levi's(R) trademark in connection with certain Levi's(R) Outlets by Designs stores. The Company continues to evaluate the performance of its existing stores and to consider ways to enhance its outlet business. As a result of this process, certain store locations could be closed or relocated within a shopping center in the future.

The foregoing discussion of the Company's results of operations, liquidity, capital resources and capital expenditures includes certain forward-looking information. Such forward-looking information requires management to make certain estimates and assumptions regarding the Company's expected strategic direction and the related effect of such plans on the financial results of the Company. Accordingly, actual results and the Company's implementation of its plans and operations may differ materially from forward-looking statements made by the Company. The Company encourages readers of this information to refer to
Exhibit 99 of the Company's Annual Report on Form 10-K, previously filed with the United States Securities and Exchange Commission on May 1, 1998, which identifies certain risks and uncertainties that may have an impact on future earnings and the direction of the Company.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Part II. Other Information

ITEM 1.  Legal Proceedings


     In January 1998 Atlantic Harbor, Inc. (formerly known as "Boston Trading Ltd., Inc.") filed a lawsuit against the Company for refusing to pay the outstanding principal amount of the Purchase Note. In March 1998 the Company filed a counterclaim against Atlantic Harbor, Inc. alleging that the Company was damaged in excess of $1 million because of the breach of certain representations and warranties made by Atlantic Harbor, Inc. and its stockholders concerning the existence and condition of certain foreign trademark registrations and license agreements. The Company also has commenced a lawsuit involving substantially the same matters against the stockholders of Atlantic Harbor, Inc. Barring unforeseen circumstances, management of the Company does not believe that the result of this litigation will have a material adverse effect on the Company's business or financial condition.

     The Company is a party to other litigation and claims arising in the normal course of its business. Barring unforeseen circumstances, management does not expect the results of these actions to have a material adverse effect on the Company's business or financial condition.

ITEM 2.  Changes in Securities and Use of Proceeds

         None.

ITEM 3.  Default Upon Senior Securities

         None.

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

10.3      1992 Stock Incentive Plan, as amended.

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

10.6      Credit Agreement between the Company and BankBoston, N.A.
          dated as of December 10, 1997 (included as Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 5, 1998,
          and incorporated herein by reference).                              *

10.7      First Amendment to Credit Agreement dated as of
          January 31, 1998, between the Company and BankBoston, N.A.
          (included as Exhibit 10.1 to the Company's Current Report
          on Form 8-K dated April 1, 1998, and incorporated herein
          by reference).                                                      *

10.8      Amended and Restated Loan and Security Agreement dated
          June 4,  1998, between the Company and BankBoston Retail
          Finance Inc. and the lender(s) named therein (included as
          Exhibit 10.1 to the Company's Current Report on Form 8-K
          dated June 15, 1998, and incorporated herein by reference).         *

10.9      Revolving Credit Note dated June 4, 1998 in favor of
          BankBoston Retail Finance Inc. (included as Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 15, 1998,
          and incorporated herein by reference).                              *

10.10     Fee Letter dated June 4, 1998, between the Company and
          BankBoston Retail Finance Inc. (included as Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 15, 1998,
          and incorporated herein by reference).                              *

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

10.15     Sublicense Agreement between the LOS Partner and the OLS
          Partnership dated  January 28, 1995  (included as Exhibit 10.5 to the  Company's Current Report on Form 8-K dated April 24,
          1995, and incorporated herein by reference).                        *

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

10.18     Credit Agreement among the Company, LOS and the OLS Partnership dated as of October 1, 1996 (included  as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q dated December 17,
          1996, and incorporated herein by reference).                        *

10.19     First Amendment to Credit Agreement among the Company, LOS and the OLS Partnership dated as of October 29, 1997
          (included as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q dated December 16, 1997, and incorporated herein
          by reference).                                                      *

10.20     Asset Purchase Agreement between LOS and the Company relating to the sale of stores located in  Minneapolis,  Minnesota
          dated January 28, 1995 (included as Exhibit 10.9 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated
          herein by reference).                                               *

10.21     Asset Purchase Agreement among Boston Trading Ltd., Inc.,
          Designs Acquisition  Corp., the  Company and others dated
          April 21, 1995 (included  as 10.16 to the Company's Quarterly
          Report on Form 10-Q dated September 12, 1995, and incorporated
          herein by reference).                                               *

10.22 Non-Negotiable Promissory Note between the Company and Atlantic Harbor, Inc., formerly known as Boston Trading Ltd., Inc., dated May 2, 1995 (included as 10.17 to the Company's Quarterly Report on Form 10-Q dated September 12, 1995, and incorporated
          herein by reference).                                               *

10.23     Employment Agreement dated as of October 16, 1995 between the
          Company and Joel H. Reichman (included as Exhibit 10.1 to the Company's Current Report on Form 8-K dated ecember 6, 1995,
          and incorporated herein by reference).                              *

10.24     Employment Agreement dated as of October 16, 1995 between the
          Company and Scott N. Semel (included as Exhibit 10.2 to the
          Company's Current Report on Form 8-K dated December 6, 1995,
          and incorporated herein by reference).                              *

10.25     Employment Agreement dated as of May 9, 1997 between the
          Company and Carolyn R. Faulkner (included as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q dated June 17, 1997,
          and incorporated herein by reference).                              *

10.26     Employment Agreement dated as of October 16, 1995 between the
          Company and Mark S. Lisnow (included as Exhibit 10.3 to the
          Company's CurrenT Report on Form 8-K dated December 6, 1995,
          and incorporated herein by reference).                              *

10.27     Separation Agreement dated as of February 9, 1998 between the
          Company and Mark S. Lisnow (included as Exhibit 10.26 to the Company's Annual Report on Form 10-K dated May 1, 1998,
          and incorporated herein by reference).                              *

11        Statement re: computation of per share earnings.

27        Financial Data Schedules.

99        Report of the Company dated May 1, 1998 concerning certain cautionary statements of the Company to be taken into account in conjunction with consideration and review of the Company's publicly-disseminated documents (including oral statements made by others on behalf of the Company) that include forward
          looking information (included  as Exhibit 99 to the Company`s
          Annual Report on Form 10-K dated May 1,1998 and incorporated
          herein by reference).                                               *

*         Previously filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  DESIGNS, INC.



June 16, 1998                     By:/S/ JOEL H. REICHMAN
                                     --------------------
                                     Joel H. Reichman
                                     President and Chief Executive
                                     Officer