Form 10-Q
period 1998-08-01
DESIGNS INC
filed 1998-09-15
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


Quarter Ended August 1, 1998                Commission File Number   0-15898



                                  DESIGNS, INC.
                          ----------------------------
                          (Exact name of registrant as
                            specified in its charter)



           Delaware                                       04-2623104
--------------------------------             --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


    66 B Street, Needham, MA                              02494
----------------------------------------                ---------
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


Yes      X           No
       -----             -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Class                              Outstanding as of August 1, 1998
     -----                              --------------------------------
    Common                                         15,864,000

                            DESIGNS, INC.
                      CONSOLIDATED BALANCE SHEETS
          August 1, 1998, August 2, 1997 and January 31, 1998
                    (In thousands, except share data)


                                           August 1,     August 2,   January 31,
                                              1998         1997         1998
                                           (unaudited)  (unaudited)
                                          ------------------------------------
ASSETS

Current assets:
   Cash and cash equivalents                   $ 1,079     $   355     $ 1,473
   Accounts receivable                             166         234         115
   Inventories                                  62,176      80,376      54,972
   Income taxes refundable and deferred          4,777      14,115      13,857
   Prepaid expenses                              4,885       5,703       1,015
                                           -----------------------------------
Total current assets                            73,083     100,783      71,432

Property and equipment, net of
   accumulated depreciation and amortization    29,990      40,275      35,307

Other assets:
   Deferred income taxes                         6,362       2,700       6,362
   Intangible assets, net                        2,787       3,040       2,945
   Other assets                                    934         251         353
                                            ----------------------------------
Total assets                                  $113,156    $147,049   $ 116,399
                                            ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                           $ 17,582    $ 16,893   $   8,821
   Accrued expenses and other
    current liabilities                          6,832      11,444       6,129
   Accrued rent                                  3,259       2,848       2,751
   Reserve for severance and store closings        310       6,123       1,799
   Notes payable                                 4,626      12,950       9,828
                                            ----------------------------------
Total current liabilities                       32,609      50,258      29,328

Minority interest                                4,276       5,397       4,691

Stockholders' equity:
   Preferred Stock, $0.01 par value, 1,000,000
    shares authorized, none issued
   Common Stock, $0.01 par value, 50,000,000
    shares authorized, 16,145,000, 15,904,000
    and 16,012,000 shares issued at
    August 1, 1998, August 2, 1997
    and January 31, 1998, respectively             161         159         160
   Additional paid-in capital                   53,862      53,373      53,652
   Retained earnings                            24,249      39,689      30,395
   Treasury stock at cost, 281,000 shares       (1,827)     (1,827)     (1,827)
   Deferred compensation                          (174)          -           -
                                             ---------------------------------
Total stockholders' equity                      76,271      91,394      82,380
                                             ---------------------------------
Total liabilities and stockholders' equity   $ 113,156   $ 147,049   $ 116,399
                                             =================================


        The accompanying notes are an integral part of the consolidated financial statements.

                              DESIGNS, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except per share data)
                               (Unaudited)

                                                 Three Months Ended
                                            -----------------------------
                                            August 1,           August 2,
                                               1998               1997
                                            -----------------------------

Sales                                      $  47,078           $  64,543
Cost of goods sold including
 occupancy                                    37,741              67,128
                                           ------------------------------
Gross profit (loss)                            9,337              (2,585)

Expenses:
 Selling, general and administrative          11,767              16,949
 Restructuring charge                              -               6,046
 Depreciation and amortization                 2,738               2,881
                                            -----------------------------
Total expenses                                14,505              25,876
                                            -----------------------------
Operating income (loss)                       (5,168)            (28,461)

Interest expense                                 115                 255
Interest income                                   19                  13
                                            -----------------------------
Income (loss) before minority
 interest and income taxes                    (5,264)            (28,703)

Less minority interest                          (190)               (410)
                                            -----------------------------
Income (loss) before income taxes             (5,074)            (28,293)

Provision (benefit) for income taxes          (1,980)            (11,712)
                                            ------------------------------

Net income (loss)                           $ (3,094)          $ (16,581)
                                            ==============================


Earnings per share- Basic and Diluted        $ (0.20)             $(1.06)

Weighted average number of common shares
  outstanding- Basic and Diluted              15,773              15,622



        The accompanying notes are an integral part of the consolidated financial statements.

                                 DESIGNS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                           Six Months Ended
                                                        ------------------------
                                                         August 1,   August 2,
                                                           1998        1997
                                                        ------------------------

Sales                                                   $  90,478    $ 120,013
Cost of goods sold including
 occupancy                                                 71,765      109,112
                                                        ------------------------
Gross profit (loss)                                        18,713       10,901

Expenses:
 Selling, general and administrative                       23,713       33,004
 Restructuring charge                                           -        6,046
 Depreciation and amortization                              5,229        5,667
                                                        ------------------------
Total expenses                                             28,942       44,717
                                                        ------------------------
Operating income (loss)                                   (10,229)     (33,816)

Interest expense                                              306          406
Interest income                                                39           68
                                                        ------------------------
Income (loss) before minority
 interest and income taxes                                (10,496)     (34,154)

Less minority interest                                       (416)        (427)
                                                        ------------------------
Income (loss) before income taxes                         (10,080)     (33,727)

Provision (benefit) for income taxes                       (3,934)     (13,963)
                                                        ------------------------
Net income (loss)                                        $ (6,146)   $ (19,764)
                                                        ========================



Earnings per share- Basic and Diluted                      $(0.39)      $(1.27)

Weighted average number of common shares
  outstanding- Basic and Diluted                           15,755       15,613


        The accompanying notes are an integral part of the consolidated financial statements.

                               DESIGNS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share data)
                                (Unaudited)

                                                        Twelve Months Ended
                                                  -----------------------------
                                                  August 1,           August 2,
                                                   1998                1997
                                                  -----------------------------

Sales                                            $  236,191         $  283,746
Cost of goods sold including
 occupancy                                          190,021            223,338
                                                 ------------------------------
Gross profit (loss)                                  46,170             60,408

Expenses:
 Selling, general and administrative                 56,366             65,703
 Restructuring charge                                 1,600              6,046
 Depreciation and amortization                       10,796             10,920
                                                 ------------------------------
Total expenses                                       68,762             82,669
                                                 ------------------------------

Operating income (loss)                             (22,592)           (22,261)

Interest expense                                        751                515
Interest income                                         116                654
                                                 ------------------------------
Income (loss) before minority
 interest and income taxes                          (23,227)           (22,122)
Less minority interest                                 (312)               212
                                                 ------------------------------

Income (loss) before income taxes                   (22,915)           (22,334)

Provision (benefit) for income taxes                 (7,470)            (9,425)
                                                 ------------------------------
Net income (loss)                                  $(15,445)          $(12,909)
                                                ===============================



Earnings per share- Basic and Diluted              $  (0.98)          $  (0.82)

Weighted average number of common shares
  outstanding- Basic and Diluted                     15,717             15,658



     The accompanying notes are an integral part of the consolidated financial statements.

                         DESIGNS, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands)
                          (Unaudited)

                                                        Six months ended
                                                    ---------------------------
                                                       August 1,      August 2,
                                                         1998           1997
                                                    ---------------------------

Cash flows from operating activities:
    Net loss                                            $ (6,146)    $ (19,764)
    Adjustments to reconcile to net cash
    provided by (used for) operating activities:
        Depreciation and amortization                      5,229         5,667
        Minority interest                                   (415)         (427)
        Loss on sale of investments                            -           102
        Loss from disposal of property
        and equipment                                        204             4

    Changes in operating assets and liabilities:
        Accounts receivable                                   49           239
        Inventories                                       (7,204)      (10,193)
        Prepaid expenses                                  (3,870)         (350)
        Reserve for severance and store closings          (1,490)       17,123
        Income taxes refundable and deferred               9,080       (14,308)
        Accounts payable                                   8,761         4,700
        Accrued expenses and other current liabilities       832         4,398
        Accrued rent                                         509           450
                                                         ---------------------
    Net cash provided by (used for) operating activities   5,539       (12,359)
                                                        ---------------------
Cash flows from investing activities:
        Additions to property and equipment                 (216)       (7,399)
        Incurrence of pre-opening costs                        -          (320)
        Proceeds from disposal of property and equipment     100             1
        Sale and maturity of investments                       -         5,888
        (Increase) reduction in other assets                (651)           51
        Distributions to joint venture partner                 -          (900)
                                                          ---------------------
   Net cash used for investing activities                  (767)       (2,679)
                                                          ---------------------
Cash flows from financing activities:
        Net (payments) borrowings under credit facility   (5,202)       11,950
        Issuance of common stock under option program (1)     36            53
                                                          ---------------------
    Net cash (used for) provided by financing activities  (5,166)       12,003
                                                          ---------------------
Net decrease in cash and cash equivalents                   (394)       (3,035)
Cash and cash equivalents:
    Beginning of the year                                  1,473         3,390
                                                          ---------------------
    End of the quarter                                    $1,079        $  355
                                                          =====================

     (1) Net of related tax effect.


              The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  DESIGNS, INC.
                   Notes to Consolidated Financial Statements

1.       Basis of Presentation

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments as well as a provision for impairment of assets and store closings recorded for the six months ended August 2, 1997) necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes contained in the Company's audited consolidated financial statements for the year ended January 31, 1998. The Company's business has historically been seasonal in nature and the results of the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.       Minority Interest

On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company, and a subsidiary of Levi's Only Stores, Inc., a wholly-owned subsidiary of Levi Strauss & Co., entered into a partnership agreement (the "Partnership Agreement") to sell Levi's(R) brand jeans and jeans-related products in Original Levi's Stores(TM) and Levi's(R) Outlet stores. The joint venture established under the Partnership Agreement is known as The Designs/OLS Partnership (the "OLS Partnership"). The operating results of the OLS Partnership are consolidated with the financial statements of the Company for the three, six and twelve months ended August 1, 1998. Minority interest at August 1, 1998 represents LDJV Inc.'s 30% interest in the OLS Partnership. During the second quarter of fiscal 1998, the OLS Partnership made no distributions of "excess cash" to its partners in accordance with the terms of the Partnership Agreement and it distributed a total of $3.0 million in "excess cash" to its partners during the second quarter of fiscal 1997.

3.       Boston Trading Ltd., Inc. Acquisition

On May 2, 1995, the Company acquired certain assets of Boston Trading Ltd., Inc. In accordance with the terms of the Asset Purchase Agreement dated April 21, 1995, the Company paid $5.4 million in cash, financed by operations, and delivered a self-styled non-negotiable promissory note in the original principal amount of $1 million (the "Purchase Note") payable in two equal annual installments through May 2, 1997. In the first quarter of fiscal 1996, the Company asserted rights of indemnification under the Asset Purchase Agreement. In accordance with that Agreement, the Company, when exercising its indemnification rights, has the right, among other courses of action, to offset against the payment of principal and interest due and payable under the Purchase Note, the value of its indemnification claim. Accordingly, based on these indemnification rights, the Company ultimately did not make either of the $500,000 payments of principal due on the Purchase Note on May 2, 1996 and May 2, 1997. Nevertheless, the Company continued to pay interest on the original principal amount of the Purchase Note through May 2, 1996 and continued to pay interest thereafter through November 2, 1997 on $500,000 of principal. In January 1998, Atlantic Harbor, Inc. (formerly known as "Boston Trading Ltd., Inc.") filed a lawsuit against the Company for refusing to pay the purportedly outstanding principal amount of the Purchase Note. Thereafter, the Company filed claims against Atlantic Harbor, Inc. and its stockholders alleging that the Company was damaged in excess of $1 million because of the breach of certain representations and warranties concerning, among other things, the existence and condition of certain foreign trademark registrations and license agreements. Barring unforeseen circumstances, management of the Company does not believe that the result of this litigation will have a material adverse impact on the Company's business or financial condition.

4.       Credit Facility

On June 4, 1998 the Company entered into a Loan and Security Agreement with a subsidiary of BankBoston, N.A., BankBoston Retail Finance Inc., as agent for the lender(s) named therein (the "Credit Agreement"). The Credit Agreement established a new credit facility which replaced the Company's $25 million credit facility with BankBoston, N.A. The new credit facility, which terminates on June 4, 2001, consists of a revolving line of credit permitting the Company to borrow up to $50 million. Under this facility, the Company has the ability to cause the lender(s) to issue documentary and standby letters of credit up to $5 million. The Company's obligations under the Credit Agreement are secured by a lien on all of the Company's assets, except the assets of the OLS Partnership. The ability of the Company to borrow under the Credit Agreement is subject to a number of conditions including the accuracy of certain representations and compliance with tangible net worth and fixed charge coverage ratio covenants. The availability of the unused revolving line of credit is limited to specified percentages of the value of the Company's eligible inventory determined under the Credit Agreement, ranging from 60% to 65%. At the option of the Company, borrowings under this facility bear interest at BankBoston N.A.'s prime rate or at LIBOR-based fixed rates. The Credit Agreement contains certain covenants and events of default customary for credit facilities of this nature, including limitations on payment of dividends by the Company. The Company is subject to a prepayment penalty if it terminates the Credit Agreement prior to June 4, 2000.

At August 1, 1998, the Company had borrowings of $3.6 million outstanding under this facility and had two outstanding standby letters of credit totaling approximately $236,000. The Company was in compliance with all debt covenants at the end of the second quarter.

5.       Net Income Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), and all historical net income per share data has been restated to conform to the provisions of this statement. The following table reconciles the numerator and the denominator of the basic and diluted earnings per share (EPS) as shown on the Consolidated Statements of Income.

(In thousands, except per share data)
                          For the             For the             For the
                     Three months ended  Six months ended   Twelve months ended
                      8/1/98    8/2/97    8/1/98    8/2/97    8/1/98    8/2/97
Basic EPS Computation

Numerator:
  Net income (loss)   $(3,094) $(16,581) $(6,146) $(19,764) $(15,445)  $(12,909)
Denominator:
  Weighted average
   common shares
   outstanding         15,773    15,622   15,755    15,613    15,717    15,658
                     ----------------------------------------------------------
      Basic EPS        $(0.20)   $(1.06)  $(0.39)   $(1.27)   $(0.98)  $ (0.82)
                     ==========================================================

Diluted EPS Computation

Numerator:
  Net income (loss)   $(3,094) $(16,581) $(6,146) $(19,764) $(15,445) $(12,909)
Denominator:
  Weighted average
   common shares
   outstanding         15,773    15,622   15,755    15,613    15,717    15,658
                      ---------------------------------------------------------

      Diluted EPS      $(0.20)   $(1.06)  $(0.39)   $(1.27)   $(0.98)  $ (0.82)
                      =========================================================

The following shares were excluded from the computation of diluted earnings per share as the inclusion of these shares would have been anti-dilutive. Anti-dilutive shares for the three, six and twelve months ended August 1, 1998 were 2,000, 7,000 and 15,000 shares, respectively. Anti-dilutive shares for the three, six and twelve months ended August 2, 1997 were 41,000, 49,000 and 53,000 shares, respectively.

Options to purchase shares of the Company's Common Stock of 1,921,000 shares for the three, six and twelve months ended August 1, 1998 and 2,158,750, 2,143,750 and 2,158,750 shares for the three, six and twelve months ended August 2, 1997, respectively, were outstanding during the respective periods but were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price per share of the Common Stock for the periods reported.

6.        Comprehensive Income

The Company adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" for the fiscal year ending January 30, 1999. This Statement requires that all components of comprehensive income be reported prominently in the financial statements. For the Company, the only adjustment for comprehensive income is deferred compensation. Total comprehensive income for the three, six and twelve months ending August 1, 1998 were as follows:

                                                  (In thousands)
                                     Three Months    Six Months   Twelve Months
         Net loss                     $ (3,094)       $(6,146)        $(15,445)
         Deferred compensation            (174)          (174)            (174)
                                       --------       --------        ---------
         Comprehensive income (loss)   $(3,268)       $(6,320)        $(15,619)

There were no adjustments for comprehensive income(loss) for the same periods in the prior year.

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

8.       Subsequent Event

On August 17, 1998, the Company announced the signing of a letter of understanding to acquire from Levi's Only Stores, Inc., subject to certain conditions and barring unforeseen circumstances, 25 outlet stores carrying Levi's(R) and Dockers(R) brand products that are located in the eastern United States. The acquisition includes, among other things, the purchase of all inventory and fixed assets associated with these stores and the assumption of store leases. The Company agreed to pay an amount, subject to adjustment, equal to the net book value of the stores, which is approximately $12 million.

Part I. Item 2.   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations

RESULTS OF OPERATIONS

Sales for the second quarter of fiscal 1998 were $47.1 million as compared to sales of $64.5 million in the second quarter of fiscal 1997. Sales for the six month year-to-date and rolling twelve month periods decreased 24.6 percent and
16.8 percent, respectively, compared to these same periods in the prior year. Comparable store sales decreased 23 percent for the second quarter of fiscal 1998 and 21 percent for the six month year-to-date period as compared to the same periods in fiscal 1997. Comparable stores are retail locations that have been open at least 13 months. Of the 121 stores the Company operated as of August 1, 1998, 105 were comparable stores. The $29.5 million year-to-date sales decline was primarily due to lower sales of men's and women's Levi's(R) brand jeans and tops. Approximately 23 percent of the year-to-date decrease was the result of the closure of 31 stores in fiscal 1997 and 5 stores in fiscal 1998. Sales for the rolling twelve months ended August 1, 1998 were $236.2 million compared to $283.7 million for the rolling twelve months ended August 2, 1997. As previously reported by national and trade press, the Levi's(R) brand has experienced a decline in U.S. market share. This has affected the Company's sales of Levi's(R) brand merchandise. In the first six months of fiscal 1998, approximately 64 percent of the Company's revenue was generated by sales in Levi's(R) Outlet by Designs stores. The Company anticipates that decreases in comparable store sales will continue through the remainder of fiscal 1998.

Gross margin rate (including the costs of occupancy) for the second quarter of fiscal 1998 equaled 19.8 percent of sales as compared with (4.0) percent of sales for the same period in the prior year. Gross margin in the second quarter of the prior year was negatively affected by 21.6 percentage points primarily due to markdowns recorded as part of the strategic shift away from private label product development and sourcing operations. Gross margin in the second quarter of fiscal 1997, before these markdowns, was 17.6% of sales. The 2.2 percentage point improvement in gross margin, before the fiscal 1997 second quarter markdowns associated with the shift in strategy, is primarily the result of decreased permanent markdowns in all store formats and the elimination of the poor performing Boston Traders(R) brand product from the merchandise mix. Additionally, margin was positively impacted by decreased promotional markdowns and fewer promotional events as well as an increase in initial margins on certain Levi's(R) Outlet merchandise. The increase in merchandise margin was offset by negative leverage in occupancy of 3.0 percent due to a lower sales base. Gross margin rate for the six and rolling twelve month periods ended August 1, 1998 was 20.7 percent and 19.5 percent of sales, respectively, compared to 9.1 percent and 21.3 percent of sales for the same periods ended August 2, 1997. The changes in the gross margin rate for the six and rolling twelve month periods are similarly attributable to merchandise markdowns and fabric reserves recorded in the second quarter of fiscal 1997 related to the Company's shift in strategy away from its private label product line, adjustments for inventory shrinkage against physical inventory results recorded in the fourth quarter of fiscal 1997 and reserves recorded against pending resolutions of vendor discussions regarding proofs of delivery of certain goods.

Selling, general and administrative expenses equaled $11.8 million or 25.0 percent of sales in the second quarter, compared with $16.9 million or 26.3 percent of sales in the second quarter of the prior year. Store payroll expense, the largest component of selling, general and administrative expenses, equaled
12.0 percent of sales for the second quarter of fiscal 1998, compared with 12.1 percent in the second quarter of the prior year. The $5.1 million decrease for the quarter in selling, general and administrative expenses is primarily due to reduced payroll expense as a result of the sales shortfall, expense reduction actions taken in fiscal 1997, and ongoing expense reduction programs implemented by the Company. Selling, general and administrative expenses for the six and rolling twelve months ended August 1, 1998 decreased to $23.7 million and $56.4 million, respectively, compared to $33.0 million and $65.7 million for the comparable periods in the prior fiscal year. These decreases are similarly attributable to lower store payroll as a result of sales shortfalls and the Company's continuing cost reduction efforts.

In the second quarter of fiscal 1997, the Company recorded a non-recurring pre-tax charge of $20 million, or $(0.75) per share after tax, related to the Company's shift in strategy away from the vertically integrated Boston Traders(R) private label concept to a strategy with greater emphasis on name brands. Approximately $13.9 million of this charge related to merchandise markdowns and cancellation of fabric commitments is accounted for in cost of goods sold for the twelve months ended August 1, 1998. The remaining approximately $6.1 million related to lease terminations, asset impairment charges, severance and other costs is included in the restructuring charge for the same period. In the fourth quarter of fiscal 1997 the Company recorded an additional non-recurring pre-tax charge of $1.6 million, or $(0.06) per share after tax, related to the Company's January 1998 reduction in force. This charge is also included in the restructuring charge for the twelve months ended August 1, 1998.

Depreciation and amortization expense of $2.7 million for the second quarter of fiscal 1998 decreased by 5 percent compared with depreciation and amortization expense of $2.9 million for the same period in fiscal 1997. This decrease is principally due to the write off of fixed assets in fiscal 1997 related to the closing of 33 stores. For the six and rolling twelve month periods ended August 1, 1998, depreciation and amortization decreased by 8 percent and 1 percent, respectively, primarily due to the closing of 36 stores partially offset by the timing of new and remodeled stores in the prior year.

Interest expense was $115,000 and $255,000 in the second quarter of fiscal 1998 and fiscal 1997, respectively. For the six month period, interest expense was $306,000 as compared to $406,000 in the prior year. These decreases are attributable to lower average borrowing levels under the Company's revolving credit facility for the three and six month periods ended August 1, 1998 as compared with the same periods in the prior year. For the rolling twelve month period, interest expense was $751,000 as compared to $515,000 for the prior year. This increase is attributable to the higher average borrowing levels in the third and fourth quarters of fiscal 1997. The Company anticipates, barring unforeseen circumstances, that interest expense for fiscal 1998 will be approximately the same as the prior year due to the anticipated borrowing under the Company's revolving facility to fund the acquisition of 25 outlet stores which is discussed more fully below.

Interest income for the second quarter of fiscal 1998 was $19,000 compared to $13,000 in the first quarter of fiscal year 1997. For the six-month and rolling twelve-month periods, interest income was $39,000 and $116,000, respectively, as compared to $68,000 and $654,000 for the comparable periods in the prior year. The decrease in interest income is attributable to lower average investment balances compared to same periods in the prior year. The Company anticipates that interest income will be minimal through fiscal 1998.

Net loss for the second quarter of fiscal year 1998 equaled $3.1 million or $0.20 per share, as compared with a net loss of $16.6 million, or $1.06 per share. Net loss for the six month period ended August 1, 1998 equaled $6.2 million, or $0.39 per share, as compared to a net loss equal to $19.8 million, or $1.27 per share. The impact of the non-recurring charge included in the three and six months ended August 2, 1997 was $20 million, or $0.75 per share. Net loss, on a rolling twelve month basis, was $15.4 million or $0.98 per share, as compared with a net loss of $12.9 million, or $0.82 per share in the prior comparable period. The net loss for the twelve months ended August 1, 1998 includes the impact of a non-recurring charge of $1.6 million, or $0.06 per share recorded in the fourth quarter of fiscal 1997. As discussed above, the net loss for the twelve months ended August 2, 1997 includes the impact of a non-recurring charge of $20.0 million or $0.75 per share.

The Company continues to test its multi-branded store concept. Six of the eleven stores included in this test operate under the Boston Trading Co.(R) and five operate under the BTC(TM) name. Some of the brands featured include Levi's(R), silverTab(TM), Buffalo Jeans, Polo(R) Jeans, Tommy(R) Jeans (by Tommy Hilfiger), DKNY(R), CK Calvin Klein(R), Lucky Brand(R) Jeans, Enyce(R), FUBU(R), Mecca(R), Mossimo(R), Phat Farm(R) and other brands targeted to a young customer. In the first six months of fiscal 1998 the Company generated $4.1 million in sales of other name brand products compared to $73,000 for the first six months of fiscal 1997. The Company intends to continue its test of these and other brands in the BTC and Designs store formats through fiscal 1998 and may convert certain of its Designs stores to this format or incorporate certain of these new brands into the Designs stores based on the results of this test.

In an effort to improve the performance of the Boston Traders(R) Outlet store locations, following the end of the second quarter the Company converted four of these locations to Buffalo Jeans Factory Stores. Buffalo Jeans Factory Stores sell in-season merchandise as well as manufacturers close outs from this upscale Canadian maker of fashion apparel. Over time, based on the performance of the four test stores, other Boston Traders(R) Outlet stores could be converted to this format.

SEASONALITY

The Company's business is seasonal, reflecting increased consumer buying in the "Fall" and "Holiday" seasons. Historically, the second half of each fiscal year provides a greater portion of the Company's annual sales and operating income. In recent years, the Company's percentage of outlet store business has increased in relation to total sales. Accordingly, the Company's third and fourth quarters, although continuing to generate a greater proportion of total sales, has become less significant to total sales as had previously been the case. This is due to a difference in seasonality of the Company's outlet business as compared with the mall-based specialty stores.

LIQUIDITY AND CAPITAL RESOURCES

On August 17, 1998, the Company announced that it had signed a letter of understanding for the acquisition of 25 outlet stores from Levi's Only Stores, Inc., a subsidiary of Levi Strauss & Co. The outlet store acquisition involves 16 Dockers(R) Outlet stores and nine Levi's(R) Outlet stores located in the eastern United States. Under the letter of understanding, the Company agreed to pay an amount equal to the net book value of the 25 stores, which is approximately $12 million. The Company plans, barring unforeseen circumstances, to complete the purchase of these stores during the third quarter of fiscal 1998. The acquisition is subject to the negotiation of a definitive purchase agreement, approvals by regulatory authorities and the board of directors of the parties.

The Company's primary cash needs are for operating expenses, including cash outlays associated with inventory purchases and capital expenditures for new and remodeled stores, as well as for the purchase of 25 outlet stores from Levi's Only Stores, Inc. The Company expects that cash flow from operations, short-term revolving borrowings, federal and state net operating loss carryforwards, and trade credit will enable it to finance its current working capital, store remodeling and acquisition requirements. Levi Strauss & Co.'s sale of 25 outlet stores reflects its decision to concentrate its retail efforts primarily on the operation of brand image stores in major urban markets such as New York, Boston, Chicago, Los Angeles, and San Francisco. These urban stores serve as marketing vehicles for Levi Strauss & Co. to showcase its Levi Strauss & Co. product lines. As a result of this tightened retail focus, the Company and Levi
Strauss & Co. will consider implications for stores, which are operated by the joint venture.

WORKING CAPITAL AND CASH FLOWS

To date, the Company has financed its working capital requirements and store opening, restructuring program and remodeling programs with cash flow from operations, income tax refunds, borrowings under the Company's credit facility and proceeds from Common Stock offerings. Cash provided by operations for the first six months of fiscal 1998 was $5.5 million as compared to cash used for operations of $12.4 million for the same period in the prior year. This $17.9 million improvement is primarily the result of the receipt of a federal income tax refund, lower inventory purchases, expense control initiatives, the closure of non-performing stores and the timing of other working capital accounts.

The Company's cash and investment position at August 1, 1998 was approximately $1.1 million, compared to $355,000 at August 2, 1997. At August 1, 1998, the Company had borrowings of $3.6 million outstanding under its revolving credit facility as compared to borrowings outstanding of $11.9 million at August 2, 1997. The Company expects that average borrowings in the second half of fiscal 1998 will be similar to those in the same period in the prior year as a result of borrowings under the facility to fund the anticipated acquisition of 25 outlet stores from Levi's Only Stores, Inc. as described above.

The Company's working capital at August 1, 1998 was approximately $40.5 million, compared to $50.5 million at August 2, 1997. This decrease in working capital was primarily attributable to significant decreases in inventory. At August 1, 1998, total inventory equaled $62.2 million, compared to $80.4 million at August 2, 1997. The decrease of 23 percent in the Company's inventory level was primarily due to the liquidation of Boston Traders(R) brand products, the closing of 36 stores and reduced purchases of Levi Strauss & Co. brand merchandise. At the end of the second quarter of fiscal 1998, Levi's(R), Dockers(R) and other name brands represented 99 percent of inventory. The remaining 1 percent of inventory, or $600,000 represented Boston Traders(R) product being liquidated in the Company's Boston Traders(R) Outlet stores. The Company continues to evaluate and, within the discretion of management, act upon opportunities to purchase substantial quantities of Levi's(R) brand products for its Levi's(R) Outlet stores.

The Company's trade payables to Levi Strauss & Co., its principal vendor, generally are due 30 days after the date of invoice. At August 1, 1998, the accounts payable balance was $17.6 million as compared with a balance of $16.9 million at August 2, 1997. In the prior year, the Company sourced its own Boston Traders(R) brand product predominately with off shore vendors. Payment to these vendors generally occurred earlier then payments to domestics vendors because the Company used letters of credit, which required payment upon presentation of shipping documents. During the second quarter of 1998 the Company was current with all outstanding merchandise payables to vendors.
The Company expects, barring unforeseen circumstances, that purchases of branded merchandise from vendors other than Levi Strauss & Co. will be in accordance with customary industry credit terms.

On June 4, 1998 the Company entered into a Loan and Security Agreement with a subsidiary of BankBoston, N.A., BankBoston Retail Finance Inc., as agent for the lender(s) named therein (the "Credit Agreement"). The Credit Agreement established a new credit facility which replaced the Company's $25 million credit facility with BankBoston, N.A. The new credit facility, which terminates on June 4, 2001, consists of a revolving line of credit permitting the Company to borrow up to $50 million. Under this facility, the Company has the ability to cause the lender(s) to issue documentary and standby letters of credit up to $5 million. The Company's obligations under the Credit Agreement are secured by a lien on all of the Company's assets, except the assets of the OLS Partnership. The ability of the Company to borrow under the Credit Agreement is subject to a number of conditions including the accuracy of certain representations and compliance with tangible net worth and fixed charge coverage ratio covenants. The availability of the unused revolving line of credit is limited to specified percentages of the value of the Company's eligible inventory determined under the Credit Agreement, ranging from 60% to 65%. At the option of the Company, borrowings under this facility bear interest at BankBoston N.A.'s prime rate or at LIBOR-based fixed rates. The Credit Agreement contains certain covenants and events of default customary for credit facilities of this nature, including limitations on payment of dividends by the Company. The Company is subject to a prepayment penalty if it terminates the Credit Agreement prior to June 4, 2000.

At August 1, 1998, the Company had borrowings of $3.6 million outstanding under this facility and had two outstanding standby letters of credit totaling approximately $236,000. The Company was in compliance with all debt covenants at the end of the second quarter. The Company expects to borrow funds under this credit facility in the third quarter in order to complete the outlet store acquisition described above.

On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company, and a subsidiary of Levi's Only Stores, Inc., a wholly-owned subsidiary of Levi Strauss & Co., entered into a partnership agreement (the "Partnership Agreement") to sell Levi's(R) brand jeans and jeans-related products. The joint venture that was established by the Partnership Agreement is known as The Designs/OLS Partnership (the "OLS Partnership"). The term of the joint venture is ten years; however, the Partnership Agreement contains certain exit rights that enable either partner to buy or sell its interest in the joint venture after five years. At the end of the first quarter of fiscal 1998 there were eleven Original Levi's Stores(TM) and eleven Levi's(R) Outlet stores. As described above, because of decisions by Levi Strauss & Co. to tighten its retail focus, the Company and Levi Strauss & Co. are reviewing the implications of these decisions for the OLS Partnership.

During the second quarter of fiscal 1998, the OLS Partnership made no distributions of "excess cash" to its partners in accordance with the terms of the Partnership Agreement.

During the third quarter of fiscal 1996, the Company entered into a one year Credit Agreement (the "OLS Credit Agreement") with the OLS Partnership and Levi's Only Stores, Inc. under which the Company and Levi's Only Stores, Inc. are committed to make advances to the OLS Partnership in amounts up to $3.5 million and $1.5 million, respectively. During the third quarter of fiscal 1997, the term of the OLS Credit Agreement was extended through September 30, 1998, unless terminated earlier pursuant to other provisions of the OLS Credit Agreement. This credit facility bears interest at BankBoston, N.A.'s prime rate. The OLS Credit Agreement also provides that there may not be credit advances outstanding on the last day of the fiscal year. There were no borrowings under this facility through August 1, 1998.

CAPITAL EXPENDITURES

Total cash outlays for capital expenditures for the first six months of fiscal 1998 were $216,000, which represents the cost of store and corporate capital expenditures. Total cash outlays for the first six months of fiscal 1997 were $7.4 million. During the first six months of fiscal 1997, the Company opened six new Boston Trading Co.(R) stores, remodeled one Levi's(R) Outlet by Designs store and five Boston Traders(R) Outlet stores. During the six month period ended August 1, 1998, the Company closed one Designs store as its lease expired in addition to the remaining two stores closed as part of the previously announced store closing program.

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

On May 2, 1995, the Company acquired certain assets of Boston Trading Ltd., Inc. ("Boston Trading") in accordance with the terms of an Asset Purchase Agreement dated April 21, 1995. The Company paid $5.4 million in cash, financed by operations, and delivered a self-styled non-negotiable promissory note in the original principal amount of $1 million (the "Purchase Note"). The principal amount of the Purchase Note was payable in two equal installments through May 1997. In the first quarter of fiscal 1996, the Company asserted certain indemnification rights under the Asset Purchase Agreement. In accordance with the Asset Purchase Agreement, the Company, when exercising its indemnification rights, has the right, among other courses of action, to offset against the payment of principal and interest due and payable under the Purchase Note the value of its indemnification claim. Accordingly, based on these indemnification rights, the Company ultimately did not make either of the $500,000 payments of principal on the Purchase Note that were due on May 2, 1996 and May 2, 1997. Nevertheless, the Company continued to pay interest on the original principal amount of the Purchase Note through May 2, 1996 and continued to pay interest thereafter through November 2, 1997 on $500,000 of principal. The portion of the principal amount of the Purchase Note ultimately to be paid by the Company depends upon whether its claims are satisfied by Boston Trading and its stockholders.

In November 1996, the Company and Levi Strauss & Co. entered into a trademark license agreement (the "Outlet License Agreement") which provides the terms upon which the Company is permitted to use the Levi Strauss & Co. batwing trademark in connection with the operations of the Company's Levi's(R) Outlet by Designs stores. The Outlet License Agreement authorizes the Company, subject to certain terms and conditions, to operate the Levi's(R) Outlet by Designs stores using the Levi's(R) batwing trademark in 25 states in the eastern portion of the United States. Subject to certain default provisions, the term of the Outlet License Agreement will expire on July 31, 2001, and the license for any particular store is the period co-terminous with the lease term for such store (including extension options in effect in November 1996). The leases (including extension options in effect in November 1996) relating to approximately two-thirds of the Levi's(R) Outlet by Designs stores open at August 1, 1998 expire in or prior to fiscal 2009 and all, except for five such leases, expire in or prior to fiscal 2011.

The Company continually evaluates discretionary investments in new projects that may complement its existing business. Further, as leases expire, the Company may lose the right to use the Levi's(R) trademark in connection with certain Levi's(R) Outlet by Designs stores. The Company continues to evaluate the performance of its existing stores and to consider ways to enhance its businesses. As a result of this process, certain store locations could be closed or relocated within a shopping center in the future.

In 1986, the Company opened its first outlet store featuring Levi Strauss & Co. brand products. Because of the success of this store format, the Company opened and now operates 58 Levi's(R) Outlet by Designs stores carrying Levi's(R) and Dockers(R) brand products. Since 1995 the joint venture opened and operates 11 Levi's(R) Outlet stores that carry exclusively Levi's(R) brand products. Despite the fact that through the period ending August 1, 1998, comparable store sales in these stores have been negative, both of the Levi's(R) Outlet store groups are profitable and, barring unforeseen circumstances, are expected to generate a profit in fiscal 1998.

Levi Strauss & Co. has recently announced a shift in corporate strategy and will concentrate its retail efforts primarily on brand image specialty stores located in major urban markets. As a result of this change in Levi Strauss & Co. strategy, the Company has an opportunity to purchase from a wholly owned subsidiary of Levi Strauss & Co. nine Levi's(R) and 16 Dockers(R) Outlet stores located in the Company's outlet territory. As discussed above, the Company recently announced that it had signed a letter of understanding that, subject to the satisfaction of certain conditions, would result in the Company acquiring this group of 25 outlet stores. Although the group of stores to be acquired have also experienced negative comparable store sales results in fiscal 1998, the Company believes, barring unforeseen circumstances, that the group of 25 stores to be acquired will be profitable, on a pro-forma basis, for the fiscal year ending January 30, 1999 and for the period from September 30, 1998 (the anticpated closing date of the acquistion) through January 30, 1999. The
Company sees opportunities to improve upon the performance of the 25 new stores once these stores are integrated into its store operations, thereby leveraging the Company's existing outlet store infrastructure in areas such as store operating and payroll expenses.

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


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Part II. Other Information

ITEM 1.  Legal Proceedings


         In January 1998 Atlantic Harbor, Inc. (formerly known as "Boston Trading Ltd., Inc.") filed a lawsuit against the Company for failing to pay the outstanding principal amount of the Purchase Note. Thereafter, the Company filed claims against Atlantic Harbor, Inc. and its stockholders alleging that the Company was damaged in excess of $1 million because of the breach of certain representations and warranties concerning the existence and condition of certain foreign trademark registrations and license agreements. Barring unforeseen circumstances, management of the Company does not believe that the result of this litigation will have a material adverse effect on the Company's business or financial condition.

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

         None.

ITEM 3.  Default Upon Senior Securities

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         On June 9, 1998, the Company held its Annual Meeting of Stockholders. At the meeting, stockholders holding at least 12,442,294 shares of the Common Stock, $0.01 par value, cast votes in favor of each of Stanley I. Berger, Joel H. Reichman, James G. Groninger, Bernard M. Manuel, Melvin I. Shapiro and Peter L. Thigpen as directors of the Company and no more than 2,631,718 shares were withheld from any one of the foregoing.

ITEM 6.  Exhibits and Reports on Form 8-K

A.       Reports on Form 8-K:

         The Company reported under Item 5 of Form 8-K, dated June 15, 1998, that the Company entered into an Amended and Restated Loan and Security Agreement (the "Credit Agreement") with BankBoston Retail Finance Inc., a subsidiary of BankBoston, N.A., as agent for the lender(s) identified in the Credit Agreement, establishing a $50 million credit facility.

         The Company reported under Item 4 of Form 8-K, dated June 26, 1998, that on June 19, 1998 the Company dismissed its principal independent accountants, Coopers & Lybrand L.L.P. The Company also reported that on June 24, 1998, the Company engaged Arthur Andersen LLP as its new principal independent accountants.




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

10.3       1992 Stock Incentive Plan, as amended (included as
           Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
           dated June 16, 1998, and incorporated herein by reference).       *

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

10.9 Amended and Restated Credit Agreement dated as of June 4, 1998, between the Company and BankBoston Retail Finance Inc. (included as Exhibit 10.1 to the Company's Current Report on Form 8-K dated
           June 11, 1998, and incorporated herein by reference).            *

10.10 Fee letter dated as of June 4, 1998, between the Company and BankBoston Retail Finance Inc. (included as Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 11, 1998,
           and incorporated herein by reference).                           *

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

27.1       Financial Data Schedule for the six months ended August 1, 1998

27.2       Financial Data Schedule Restated for the six months ended
           August 2, 1997

99 Report of the Company dated May 1, 1998 concerning certain cautionary statements of the Company to be taken into account in conjunction with consideration and review of the Company's publicly-disseminated documents (including oral statements made by others on behalf of the Company) that include forward looking information (included as Exhibit 99 to the Company`s Annual Report on Form 10-K dated May 1, 1998 and incorporated
           herein by reference).                                           *

*          Previously filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            DESIGNS, INC.




September 15, 1998                          By: /S/ JOEL H. REICHMAN
                                               -----------------------------
                                               Joel H. Reichman
                                               President and Chief Executive
                                               Officer