Form 10-Q
period 1998-10-31
DESIGNS INC
filed 1998-12-15
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


Quarter Ended October 31, 1998      Commission File Number   0-15898



                                  DESIGNS, INC.
                          (Exact name of registrant as
                            specified in its charter)



      Delaware                                        04-2623104
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


         66 B Street, Needham, MA                         02494
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


Yes      X           No
      ------           ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                       Outstanding as of October 31, 1998
            -----                       ----------------------------------

            Common                              15,878,000

                                   DESIGNS, INC.
                            CONSOLIDATED BALANCE SHEETS
              October 31, 1998, November 1, 1997 and January 31, 1998 (In thousands, except share data)


                                           October 31,  November1, January 31,
                                              1998         1997       1998
ASSETS                                     (unaudited) (unaudited)
                                             -------------------------------

Current assets:
  Cash and cash equivalents                  $    1,490  $    2,402    $1,473
  Accounts receivable                             3,282         358        115
  Inventories                                    58,938      82,849     54,972
  Income taxes refundable and deferred           10,196      14,603     13,857
  Pre-opening costs, net                            -           242         -
  Prepaid expenses                                1,422       4,362       1,015
                                             ---------------------------------
   Total current assets                          75,328     104,816     71,432

Property and equipment, net of
  accumulated depreciation and amortization      19,897      38,205     35,307

Other assets:
  Deferred income taxes                           6,362       2,700      6,362
  Intangible assets, net                          2,707       3,010      2,945
  Other assets                                    1,201         253        353
                                             ---------------------------------
      Total assets                             $105,495    $148,984   $116,399
                                             =================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $11,610     $27,229     $8,821
  Accrued expenses and other
   current liabilities                            5,879       7,551      6,129
  Accrued rent                                    2,005       2,739      2,751
  Reserve for severance and store closings        7,111       5,040      1,799
  Notes payable                                  11,340      10,000      9,828
                                             ---------------------------------
      Total current liabilities                  37,945      52,559     29,328
                                             ---------------------------------

Minority interest                                   -         5,427      4,691

Stockholders' equity:
  Preferred Stock, $0.01 par value,
   1,000,000 shares authorized,
   none issued
  Common Stock, $0.01 par value, 50,000,000 shares authorized, 16,160,000,
   15,969,000 and 16,012,000 shares issued at October 31, 1998, November 1, 1997
   and January 31, 1998, respectively               161         160        160
  Additional paid-in capital                     53,867      53,541     53,652
  Retained earnings                              15,503      39,124     30,395
  Treasury stock at cost, 281,000 shares         (1,827)     (1,827)    (1,827)
  Deferred compensation                            (154)        -            -
                                             ---------------------------------
      Total stockholders' equity                 67,550      90,998     82,380
                                             ---------------------------------
 Total liabilities and stockholders            $105,495    $148,984   $116,399
                                             =================================






                 The accompanying notes are an integral part of the consolidated financial statements.

                                  DESIGNS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                      Three Months Ended
                                                  October 31,   November 1,
                                                      1998        1997
                                                 ------------------------

Sales                                              $ 58,714      $ 77,459
Cost of goods sold including
 occupancy                                           45,247        58,659
                                                 ------------------------
Gross profit                                         13,467        18,800

Expenses:
 Selling, general and administrative                 12,699        16,466
 Provision for store closings                        13,407          -
 Depreciation and amortization                        2,632         2,799
                                                 ------------------------
Total expenses                                       28,738        19,265
                                                 ------------------------
Operating income (loss)                             (15,271)         (465)
Interest expense                                        163           258
Interest income                                          31            26
                                                 ------------------------
Income (loss) before minority interest
and income taxes                                    (15,403)         (697)
Less minority interest                               (1,278)          240
                                                 ------------------------
Income (loss) before income taxes                   (14,125)         (937)
Provision (benefit) for income taxes                 (5,379)         (370)
                                                 ------------------------
Net income (loss)                                  $ (8,746)       $ (567)
                                                 =========================

Net income (loss) per common and common
 equivalent share- basic and diluted               $  (0.55)       $(0.04)

Weighted average common and common equivalent
 shares outstanding- basic and diluted               15,867        15,641







                 The accompanying notes are an integral part of the consolidated financial statements.

                          DESIGNS, INC.
               CONSOLIDATED STATEMENTS OF INCOME
             (In thousands, except per share data)
                          (Unaudited)

                                                      Nine Months Ended
                                                 ------------------------
                                                 October 31,   November 1,
                                                     1998           1997
                                                 ------------------------

Sales                                             $ 149,193     $ 197,472
Cost of goods sold including
 occupancy                                          117,013       167,771
                                                -------------------------

Gross profit                                         32,180        29,701

Expenses:
 Selling, general and administrative                 36,420        49,470
 Provision for store closings                        13,407         6,046
 Depreciation and amortization                        7,859         8,466
                                                -------------------------
Total expenses                                       57,686        63,982
                                                -------------------------
Operating income (loss)                             (25,506)      (34,281)
Interest expense                                        469           664
Interest income                                          70            94
                                                -------------------------
Income (loss) before minority interest
and income taxes                                    (25,905)      (34,851)
Less minority interest                               (1,692)         (187)
                                                -------------------------
Income (loss) before income taxes                   (24,213)      (34,664)
Provision (benefit) for income taxes                 (9,321)      (14,333)
                                                --------------------------
Net income (loss)                                 $ (14,892)   $  (20,331)
                                                ==========================

Net income (loss) per common and common
 equivalent share basic and diluted                 $ (0.94)      $ (1.30)

Weighted average common and common equivalent
 shares outstanding- basic and diluted               15,789        15,623







                 The accompanying notes are an integral part of the consolidated financial statements.

                            DESIGNS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data)
                             (Unaudited)

                                                     Twelve Months Ended
                                                  October 31,   November 1,
                                                      1998          1997
                                                -------------------------

Sales                                             $ 217,446    $  276,247
Cost of goods sold including
 occupancy                                          176,609       224,685
                                                -------------------------

Gross profit                                         40,837        51,562

Expenses:
 Selling, general and administrative                 52,581        65,144
 Provision for store closings                        15,007         6,046
 Depreciation and amortization                       10,629        11,015
                                                -------------------------
Total expenses                                       78,217        82,205
                                                -------------------------
Operating income (loss)                             (37,380)      (30,643)
Interest expense                                        656           727
Interest income                                         121           355
                                                --------------------------
Income (loss) before minority interest
and income taxes                                    (37,915)      (31,015)
Less minority interest                               (1,830)          204
                                                -------------------------
Income (loss) before income taxes                   (36,085)      (31,219)
Provision (benefit) for income taxes                (12,479)      (13,079)
                                                -------------------------
Net income (loss)                                  $(23,606)     $(18,140)
                                                =========================

Net income (loss) per common and common
equivalent share basic and diluted                 $  (1.50)     $  (1.16)

Weighted average common and common equivalent
 shares outstanding- basic and diluted               15,773        15,616







                 The accompanying notes are an integral part of the consolidated financial statements.

                              DESIGNS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)

                                                         Nine months ended
                                                      October 31,  November 1,
                                                          1998         1997
                                                        --------------------

Cash flows from operating activities:
    Net loss                                          $ (14,892)   $ (20,331)
    Adjustments to reconcile to net cash
    provided by (used for) operating activities:
      Depreciation and amortization                       7,859        8,466
      Minority interest                                  (1,701)        (187)
      Loss on sale of investments                            -          102
      Loss from disposal of property
      and equipment                                         986           26
    Changes in operating assets and liabilities:
      Accounts receivable                                  (651)         200
      Inventories                                          (918)      (2,891)
      Prepaid expenses                                     (407)         472
      Reserve for severance and store closings           11,866        5,347
      Income taxes refundable and deferred                3,661      (14,796)
      Accounts payable                                    2,789       15,035
      Accrued expenses and other current liabilities       (249)         505
      Accrued rent                                        1,176          341
                                                        --------------------
   Net cash provided by (used for) operating activities   9,519       (7,711)
                                                        --------------------
Cash flows from investing activities:
      Acquistion of 25 stores (note 3)                   (9,737)           -
      Additions to property and equipment                  (388)      (7,115)
      Incurrence of pre-opening costs                         -         (327)
      Proceeds from disposal of property and equipment      102          154
      Sale and maturity of investments                        -        5,888
      (Increase) reduction in other assets               (1,052)          12
      Distributions to joint venture partner                  -       (1,110)
                                                        --------------------
   Net cash used for investing activities               (11,075)      (2,498)
                                                        --------------------
Cash flows from financing activities:
      Net borrowings under credit facility                1,512        9,000
      Issuance of common stock under option program (1)      61          221
                                                        --------------------
  Net cash provided by financing activities               1,573        9,221
                                                        --------------------
Net increase (decrease) in cash and cash equivalents         17         (988)
Cash and cash equivalents:
    Beginning of the year                                 1,473        3,390
                                                        --------------------
    End of the quarter                                  $ 1,490      $ 2,402
                                                        ====================


     (1)Net of related tax effect.






                 The accompanying notes are an integral part of the consolidated financial statements.

                                  DESIGNS, INC.
                   Notes to Consolidated Financial Statements

1.       Basis of Presentation

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes contained in the Company's audited consolidated financial statements for the year ended January 31, 1998. The Company's business has historically been seasonal in nature and the results of the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.       Minority Interest

On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company (the "Designs JV Subsidiary"), and LDJV Inc., a subsidiary of Levi's Only Stores, Inc. ("LOS"), which is a wholly-owned subsidiary of Levi Strauss & Co., entered into a partnership agreement (the "Partnership Agreement"). The purpose of the Partnership Agreement was to sell Levi's(R) brand jeans and jeans-related products in Original Levi's Stores(R) and Levi's(R) Outlet stores in a specified territory. The joint venture established under the Partnership Agreement is known as The Designs/OLS Partnership (the "OLS Partnership"). The operating results of the OLS Partnership are consolidated with the financial statements of the Company for the three, nine and twelve months ended October 31, 1998. Minority interest represents LDJV Inc.'s 30% interest in the OLS Partnership.

During the first nine months of fiscal 1997, the OLS Partnership distributed $3.7 million in "Excess Cash" to its partners in accordance with the terms of the Partnership Agreement. During the first nine months of fiscal 1998, there were no cash distributions to the partners.

In October 1998, the Company announced that it had reached an agreement with LOS to terminate the OLS Partnership. Pursuant to this agreement the OLS Partnership distributed to the Designs JV Subsidiary 11 Levi's(R) Outlet stores, valued at a net book value of approximately $6.3 million. In addition, the OLS Partnership distributed three Original Levi's Stores(R) to LDJV Inc. The net book value of these three Original Levi's Stores(R) was approximately $5.5 million, which was greater than LDJV Inc.'s equity interest in the OLS Partnership. Consequently, LDJV Inc. made a $2.9 million capital contribution of cash to the OLS Partnership at October 31, 1998.

In connection with the plan to dissolve and wind up the OLS Partnership, the partnership recorded a pre-tax charge of $4.5 million related to the closing of the eight Original Levi's Stores(R) that it did not distribute. This $4.5 million charge is included in the total $13.4 million charge recorded by the Company on a consolidated basis and is discussed in Note 5 below. This charge includes cash costs of approximately $2.9 million related to lease terminations, severance and other costs. The remaining $1.6 million of non-cash costs were related to fixed asset write-offs. Barring unforeseen circumstances, the Company expects to close these stores by the end of fiscal 1998.

3.       Outlet Store Acquisition

On September 30, 1998, the Company completed the acquisition of 25 outlet stores from LOS for a purchase price of approximately $9.7 million, subject to adjustment in the 60 to 90 days following the acquisition date. These stores, 16 of which now operate under the names "Dockers(R) Outlet by Designs" and nine of which operate under the name "Levi's(R) Outlet by Designs", are located in the eastern United States. The majority of the purchase price for these stores, approximately $5.1 million, was for inventory. The remainder of the purchase price, approximately $4.6 million, was for fixed assets associated with these stores. The Company also assumed the obligations associated with the real estate leases for the stores.

4.        Pro Forma Results of Operations

The following pro forma summary presents the consolidated results of operations of the Company, adjusted for: (a) the acquisition of the 25 outlet stores, and
(b) 30% of the earnings of the 11 Levi's(R) Outlet stores that were distributed by the OLS Partnership.

The results of operations for the three, nine and twelve month periods ended October 31, 1998 include the results of operations since September 30, 1998 of the 25 outlet stores acquired from LOS. The following pro forma results have been adjusted to include results of operations for these stores for the period November 3, 1996 through September 30, 1998.

In addition, the results of operations for the three, nine and twelve month periods ended October 31, 1998 include the results of operations for the 11 Levi's(R) Outlet stores that were owned and operated by the OLS Partnership until October 31, 1998. The following pro forma results have been adjusted to assume that these 11 stores were wholly-owned by the Company for the period November 3, 1996 through October 31, 1998.

    (In thousands,
 except per share data)
                         For the For the For the Three months ended Nine months
                    ended Twelve months ended 10/31/98 11/1/97 10/31/98 11/1/97
                    10/31/98 11/1/97
                    ------------------  ------------------   ------------------
Revenue             $64,282   $86,866   $165,793  $217,738  $241,358  $303,460
Net income (loss)    (8,064)      912    (14,434)  (18,607)  (22,664)  (15,819)
Net income (loss)
   per share        $ (0.51)  $  0.06   $  (0.91) $  (1.19) $  (1.44) $  (1.01)

5.       Charge for Store Closings

During the third quarter of fiscal 1998, the Company recorded a pre-tax charge of $13.4 million, or $0.47 per share after tax, related to its decision to close 14 Designs stores, eight Boston Trading Co.(R)/BTC(TM) stores and eight Original Levi's Stores(R) operated by the OLS Partnership, which is discussed in Note 2 above.

This charge includes cash costs of approximately $7.0 million related to lease terminations, severance and other related costs and non-cash costs of approximately $6.4 million related to the write-off of fixed assets. At October 31, 1998 the $7.0 million of cash costs is included in Reserve for Severance and Store Closings on the Consolidated Balance Sheet. Property and Equipment on the Consolidated Balance Sheet is net of the $6.4 million related to write-off of fixed assets.

The estimated earnings and cash flow benefits expected, barring unforeseen circumstances, to be derived from these store closures are $3.9 million and $5.9 million, respectively, for fiscal 1999 and $3.6 million and $5.5 million, respectively, for fiscal 2000.

6.       Boston Trading Ltd., Inc. Acquisition

On May 2, 1995, the Company acquired certain assets of Boston Trading Ltd., Inc. In accordance with the terms of the Asset Purchase Agreement dated April 21, 1995, the Company paid $5.4 million in cash, financed by operations, and delivered a non-negotiable promissory note in the original principal amount of $1 million (the "Purchase Note") payable in two equal annual installments through May 2, 1997. In the first quarter of fiscal 1996, the Company asserted rights of indemnification under the Asset Purchase Agreement. In accordance with that Agreement, the Company, when exercising its indemnification rights, has the right, among other courses of action, to offset against the payment of principal and interest due and payable under the Purchase Note, the value of its indemnification claim. Accordingly, based on these indemnification rights, the Company ultimately did not make either of the $500,000 payments of principal due on the Purchase Note on May 2, 1996 and May 2, 1997. Nevertheless, the Company continued to pay interest on the original principal amount of the Purchase Note through May 2, 1996 and continued to pay interest thereafter through November 2, 1997 on $500,000 of principal. In January 1998, Atlantic Harbor, Inc. (formerly known as "Boston Trading Ltd., Inc.") filed a lawsuit against the Company for refusing to pay the purportedly outstanding principal amount of the Purchase Note. Thereafter, the Company filed claims against Atlantic Harbor, Inc. and its stockholders alleging that the Company was damaged in excess of $1 million because of the breach of certain representations and warranties concerning, among other things, the existence and condition of certain foreign trademark registrations and license agreements. Barring unforeseen circumstances, management of the Company does not believe that the result of this litigation will have a material adverse impact on the Company's business or financial condition.

7.       Credit Facility

On June 4, 1998 the Company entered into an Amended and Restated Loan and Security Agreement with a subsidiary of BankBoston, N.A., BankBoston Retail Finance Inc., as agent for the lenders named therein (the "Credit Agreement"). The Credit Agreement, which terminates on June 4, 2001, consists of a revolving line of credit permitting the Company to borrow up to $50 million. Under this credit facility, the Company has the ability to cause the lenders to issue documentary and standby letters of credit up to $5 million. The Company's obligations under the Credit Agreement are secured by a lien on all of the Company's assets, except the assets of the OLS Partnership. The ability of the Company to borrow under the Credit Agreement is subject to a number of conditions including the accuracy of certain representations and compliance with tangible net worth and fixed charge coverage ratio covenants. The availability of the unused revolving line of credit is limited to specified percentages of the value of the Company's eligible inventory determined under the Credit Agreement, ranging from 60% to 65%. At the option of the Company, borrowings under this facility bear interest at BankBoston, N.A.'s prime rate or at LIBOR-based fixed rates. The Credit Agreement contains certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company. The Company is subject to a prepayment penalty of $250,000 to $500,000 if the Credit Agreement terminates prior to June 4, 2000.

In the third quarter of fiscal 1998, the Credit Agreement was amended to, among other things, permit and acknowledge the Company's acquisition of the 25 outlet stores from LOS and the transactions associated with the agreement to dissolve and wind up the OLS Partnership. These amendments include an increase in the minimum tangible net worth that the Company must have, which was adjusted to recognize the value of the assets distributed to the Company by the OLS Partnership. Prior to these amendments, the tangible net worth of the OLS Partnership was excluded from the calculation of the Company's tangible net worth for purposes of these financial covenants. Subject to certain limitations and conditions, the Credit Agreement permits the Company, without the prior permission of its lenders, to consummate certain acquisitions and to repurchase shares of the Company's Common Stock. These amendments, among other things, reduced the amount that the Company may expend for such purposes without obtaining the prior permission of its lenders.

At October 31, 1998 the Company had borrowings of approximately $10.3 million outstanding under this facility and had two outstanding standby letters of credit totaling approximately $228,000. The Company was in compliance with all debt covenants under the Credit Agreement at the end of the third quarter.

8.       Net Income (Loss) Per Share

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share". The following table reconciles the numerator and the denominator of the basic and diluted earnings per share (EPS) as shown on the Consolidated Statements of Income.

    (In thousands,
except per share data)
                          For the For the For the Three months ended Nine months
                    ended Twelve months ended 10/31/98 11/1/97 10/31/98 11/1/97
                    10/31/98 11/1/97
                    -----------------------------------------------------------
Basic EPS
Computation

Numerator:
  Net loss            $(8,746)  $(567) $(14,892) $(20,331) $(23,606) $(18,140)
Denominator:
  Weighted average
   common shares
   outstanding         15,867  15,641    15,789    15,623    15,773    15,616
                      -------------------------------------------------------
      Basic EPS       $ (0.55) $(0.04)  $ (0.94) $  (1.30) $  (1.50) $  (1.16)
                      =======================================================
Diluted EPS
Computation

Numerator:
  Net income (loss)   $(8,746)  $(567) $(14,892)  $(20,331) $(23,606) $(18,140)
Denominator:
  Weighted average
   common shares
   outstanding         15,867  15,641    15,789     15,623    15,773    15,616
                      --------------------------------------------------------
      Diluted EPS     $ (0.55) $(0.04)   $(0.94)    $(1.30)   $(1.50)  $ (1.16)
                      ========================================================

The following shares of Common Stock were excluded from the computation of diluted earnings per share, as the inclusion of these shares would have been anti-dilutive:

                           For the           For the               For the
                    Three months ended   Nine months ended  Twelve months ended
  (In thousands)    10/31/98   11/1/97  10/31/98   11/1/97  10/31/98    11/1/97
                    -----------------------------------------------------------
Anti-dilutive shares    115         33        66        44        63         52
                    ===========================================================

The following options to purchase shares of Common Stock were excluded from computation of diluted EPS because the exercise price of the options was greater than the average market price per share of Common Stock for the periods reported. Excluded options to purchase shares of Common Stock were:

                           For the           For the               For the
                    Three months ended   Nine months ended  Twelve months ended
  (In thousands)    10/31/98   11/1/97  10/31/98   11/1/97  10/31/98    11/1/97
                    ----------------------------------------------------------
Options                2,012     2,123     1,892     2,108     1,892      2,108
                    ===========================================================


9.       Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" on February 1, 1998. This Statement requires that all components of comprehensive income be reported prominently in the financial statements. For the Company, the only adjustment for comprehensive income is deferred compensation. Total comprehensive income for the three, nine and twelve months ended October 31, 1998 was as follows:

         (In thousands)         Three months      Nine Months     Twelve Months
                                ------------      -----------     -------------
   Net loss                       $(8,746)         $(14,892)          $(23,606)
   Deferred compensation               20              (154)              (154)
                                  -------          --------          ---------
   Comprehensive income (loss)    $(8,726)         $(15,046)          $(23,760)
                                  ========         =========          =========

There were no adjustments for comprehensive income(loss) for the same periods in the prior year.

10.      Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. SFAS 131 becomes effective for fiscal years beginning after December 15, 1997. The Company is required to adopt this standard for the fiscal year ending January 30, 1999. The required disclosures for SFAS No. 131 will be included in the Company's 1998 annual report on Form 10K.

Part I. Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

OUTLET STORE EXPANSION, JOINT VENTURE WIND UP AND UNPROFITABLE STORE CLOSINGS

During the third quarter of fiscal 1998, the Company completed transactions that narrow the Company's business to one focused on its outlet stores.

On September 30, 1998, the Company purchased 16 Dockers(R) Outlet stores and nine Levi's(R) Outlet stores from a subsidiary of Levi Strauss & Co. for approximately $9.7 million. As discussed below, these stores have generated approximately $3.9 million in sales for the two month period ended November 28, 1998. The Company believes, barring unforeseen circumstances, that this group of stores will produce approximately $24 million in revenue and $2.2 million in cash flow in fiscal 1999. The acquisition included the purchase of $5.1 million of inventory and $4.6 million of fixed assets associated with these stores. The Company also assumed the real estate leases associated with these stores. The Company sees opportunities to improve the performance of the 25 stores as these stores are integrated into its existing store operations, thereby leveraging the Company's existing outlet store infrastructure in areas such as store operating and payroll expenses. As discussed below, these stores have generated sales for the two month period ended November 28, 1998 of approximately $3.9 million. Although these stores are generating lower sales than they generated last year for the same two months, sales for the two month period ended November 28, 1998 is approximately 20% in excess of the amount of sales the Company projected for these stores prior to consummation of the acquisition.

Also during the third quarter, the Company and Levi Strauss & Co. agreed to dissolve and wind up the joint venture between subsidiaries of the two companies (the "OLS Partnership"). As part of the dissolution process, on October 31, 1998, the OLS Partnership distributed 11 Levi's(R) Outlet stores to the Company having a net book value of approximately $6.4 million. The Company believes, barring unforeseen circumstances, that these 11 Levi's(R) Outlet stores will generate a total of approximately $12 million in revenues and $1.4 million in cash flow throughout all of fiscal year 1998. The Company believes, barring unforeseen circumstances, that this group of stores will produce approximately $14 million in revenue and $1.9 million in cash flows in fiscal 1999. Since the Company previously owned only a 70% interest in these stores, the only pro-forma adjustment for future earnings is the additional 30% of earnings and cash flows that will be derived from these stores, which are now wholly-owned by the Company.

In addition, the OLS Partnership distributed to LDJV Inc., a subsidiary of Levi's Only Stores, Inc., three Original Levi's Stores(R) located in New York City and Boston, Massachusetts. The net book value of these distributed stores was approximately $5.5 million, which was greater than LDJV Inc.'s equity ownership in the OLS Partnership. Consequently, LDJV Inc. made a $2.9 million capital contribution to the OLS Partnership on October 31, 1998.

The OLS Partnership intends to close, barring unforeseen circumstances, as part of the termination of its operations, eight remaining Original Levi's Stores(R) through lease terminations and expirations. The Company anticipates that the joint venture will have sufficient cash flow to satisfy its remaining obligations. However, if the OLS Partnership does not have the ability to pay its obligations, the Company would be required to contribute additional funds in proportion to its 70% partnership interest.

During the third quarter of fiscal 1998, the Company also announced its plans, barring unforeseen circumstances, to close 14 unprofitable Designs stores and eight unprofitable Boston Trading Co.(R)/BTC(TM) stores through lease terminations and expirations. This store closing strategy resulted in the Company recording a pre-tax charge of $13.4 million, or ($0.47) per share after tax, related to the closing of 14 Designs stores, eight Boston Trading Co.(R)/BTC(TM) and eight Original Levi's Stores(R) owned by the joint venture. This charge includes approximately $7.0 million of cash costs related to lease terminations, severance associated with these store closings, and other related miscellaneous expenses. The remainder of the $13.4 million charge consists of non-cash costs of approximately $6.4 million related to fixed asset write-offs associated with the planned store closings, and includes a fixed asset write-off related to plans to replace certain outlet stores with new ones. This charge is accounted for in the provision for store closings on the Consolidated Statements of Income for the three, nine and twelve months ended October 31, 1998.


RECENT DEVELOPMENTS

On December 11, 1998, the Company announced that its Board of Directors had formed a committee of independent outside directors to consider the Company's strategic alternatives, including a possible sale of the Company, with a view towards maximizing shareholder value in the near term. The Company announced that its Board had determined to oppose a consent solicitation initiated by Jewelcor Management, Inc. and its controlling shareholder, Seymour Holtzman. The Company also announced that it does not believe that a change in the composition of the Board at this time is in the best interests of its shareholders because it would interfere with the Company's process of considering its strategic alternatives and the implementation of any such alternatives and could adversely affect the Company's relationship with Levi Strauss & Co.

RESULTS OF OPERATIONS

Sales
-----
Set forth below are the Company's total sales and comparable store sales for the third quarter of fiscal 1998 and the nine month and twelve month rolling periods ended October 31, 1998, and for these same periods in the prior fiscal year. Of the 132 stores the Company operated as of October 31, 1998, 80 were comparable stores.
                                                              Percentage
                                 Total Sales                   Change at
(In Thousands)             10/31/98       11/1/97              10/31/98
                           ---------------------------------------------------
Three months ended         $ 58,714      $ 77,459              (24.2%)
Nine months ended           149,193       197,472              (24.4%)
Twelve months ended         217,446       276,247              (21.3%)

                             Comparable Store                 Percentage
                                   Sales                       Change at
(In Thousands)             10/31/98       11/1/97              10/31/98
                           ----------------------------------------------------
Three months ended         $ 45,604         $ 57,331           (20.5%)
Nine months ended           114,197          144,728           (21.1%)
Twelve months ended         161,081          199,052           (19.1%)

Approximately $16.6 million, or 35 percent, of the $48.3 million year-to-date decline in total sales is the result of the closure of 31 unprofitable stores in fiscal 1997 and 20 unprofitable stores through the end of the third quarter of fiscal 1998. The remainder of this decline is primarily due to lower sales of men's and women's Levi's(R) brand jeans and tops and limited availability of certain popular Levi Strauss & Co. styles of merchandise. As reported by national and trade press, the Levi's(R) brand has experienced a notable decline in U.S. market share. This decline has affected the Company's sales of Levi's(R) brand merchandise. In the first nine months of fiscal 1998, approximately 66 percent of the Company's revenue was generated by sales in its Levi's(R) Outlet by Designs stores. The Company anticipates that Levi's(R) and Dockers(R) brand merchandise will account for a greater portion of future sales because of the recent addition of 25 outlet stores and the decision to eliminate 30 mall-based stores from the Company's mix of stores. The Company expects, barring unforeseen circumstances, that 90% of its revenue will be generated by its of Levi's(R) and Dockers(R) Outlet stores in fiscal 1999. The Company anticipates that decreases in comparable store sales will continue through the remainder of fiscal 1998.

Gross Margin
------------
Set forth below are gross margin rates (including the cost of occupancy) as a percentage of total sales for the third quarter of fiscal 1998 and the nine month and twelve month rolling periods ended October 31, 1998, and for these same periods in the prior fiscal year.

                                  Gross Margin               Percentage
                                       Rate                   Change at
                               10/31/98     11/1/97            10/31/98
                               ----------------------------------------
Three months ended               22.9%        24.3%             (1.4%)
Nine months ended                21.6%        15.0%              6.6%
Twelve months ended              18.8%        18.7%              0.1%

The 1.4 percentage point decrease in gross margin in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 is primarily the result of fixed occupancy costs as a percentage of decreasing sales which resulted in a
2.0 percentage point decrease in gross margin. This decrease was partially offset by a 0.6 percentage point improvement in merchandise margin which was the result of increased initial margins on certain Levi's(R) Outlet merchandise, decreased promotional markdowns and events, and the elimination of the poor performing Boston Traders(R) brand product from the merchandise mix. The changes in gross margin rate for the nine and twelve month periods are attributable to merchandise markdowns and fabric reserves recorded in the second quarter of fiscal 1997 related to the Company's shift in strategy away from its vertically integrated private label development strategy, adjustments for inventory shrinkage results recorded in the fourth quarter of fiscal 1997 and reserves recorded against pending resolution of vendor discussions regarding proofs of delivery of certain goods.


Selling, General and Administrative Expenses
--------------------------------------------
Set forth below is certain information concerning the Company's selling, general and administrative expenses for the third quarter of fiscal 1998 and the nine month and twelve month rolling periods ended October 31, 1998, and for these same periods in the prior fiscal year.

                                             SG&A Expenses
(In thousands, except           10/31/98                    11/1/97
  percentage data)          $        % of sales        $         % of sales
------------------------------------------------------------------------------
Three months ended      $12,699        21.6%        $16,466          21.3%
Nine months ended        36,420        24.4%         49,470          25.1%
Twelve months ended      52,581        24.2%         65,144          23.4%

The $3.8 million decrease in selling, general and administrative expenses in the third quarter of fiscal 1998 compared to such expenses in the third quarter of fiscal 1997 is primarily due to reduced store payroll expense from lower staffing levels in response to sales decreases. Also contributing to this decrease was a series of expense reduction actions undertaken in fiscal 1997 that are ongoing. The decreases in selling, general and administrative expenses for the nine month and rolling twelve month periods ended October 31, 1998 compared to such expenses in the same periods in the prior year are due to similar reasons. The Company expects to further reduce overhead levels by the beginning of fiscal 1999 and expects to realize approximately $1 million of savings from these reductions in fiscal 1999.

Provision for Store Closings
----------------------------
In addition to the store closing charge recorded in the third quarter of fiscal 1998 which is discussed above, during the second quarter of fiscal 1997, the Company recorded a pre-tax charge of $20 million, or $(0.75) per share. This charge was principally related to the Company's decision in June 1997 to abandon its vertically integrated private label strategy. Approximately $13.9 million of this charge related to merchandise markdowns and cancellation of fabric commitments and is accounted for in cost of goods sold for the twelve months ended November 1, 1997. The remaining approximately $6.1 million, related to the costs of terminating leases for unprofitable stores, asset impairment charges, severance and other related costs, is included in the provision for store closings on the Consolidated Statement of Income for the same period. In the fourth quarter of fiscal 1997 the Company recorded an additional pre-tax charge of $1.6 million, or $(0.06) per share after tax, related to the Company's decision to reduce corporate overhead through a January 1998 reduction in force. The Company expects savings of approximately $3.3 million in payroll costs as a result of this reduction in fiscal 1998. This charge is included in the provision for store closings for the twelve months ended November 1, 1997.

Depreciation and Amortization
-----------------------------
Set forth below are depreciation and amortization expenses for the Company for the third quarter of fiscal 1998 and the nine month and twelve month rolling periods ended October 31, 1998, and for these same periods in the prior fiscal year.

                                  Depreciation                  Percentage
(In thousands, except            and Amortization                Change at
  percentage data)           10/31/98        11/1/97             10/31/98
                            ----------------------------------------------
Three months ended          $ 2,632          $ 2,799             (6.0%)
Nine months ended             7,859            8,466             (7.2%)
Twelve months ended          10,629           11,105             (4.3%)

The decrease in depreciation and amortization expenses in the third quarter of fiscal year 1998 compared to the third quarter of fiscal year 1997 is principally due to the write off of fixed assets in fiscal 1997 related to unprofitable store closures. The decreases for the nine month and rolling twelve month periods compared to the same periods in the prior fiscal year also are primarily due to the closing of stores and is partially offset by the timing of new and remodeled stores in the prior fiscal year.

Interest Expense
----------------
Interest expense was $163,000 and $258,000 in the third quarter of fiscal 1998 and fiscal 1997, respectively. For the nine-month period, interest expense was $469,000 as compared to $664,000 in the prior year. For the twelve-month period, interest expense was $656,000 as compared to $727,000 for the prior year. These decreases are attributable to lower average borrowing levels and decreased interest rates under the Company's revolving credit facility for the three, nine and twelve month periods ended October 31, 1998 as compared with the same periods in the prior year. The Company anticipates, barring unforeseen circumstances, that interest expense for fiscal 1998 will be approximately the same as the prior year due to the anticipated additional borrowings under the Company's revolving facility primarily to fund payments necessary for lease terminations associated with the closing of unprofitable stores, acquisition of the 25 outlet stores and special purchases of merchandise for the Levi's(R) and Dockers(R) Outlet by Designs stores.

Interest Income
---------------
Interest income for the third quarter of fiscal 1998 was $31,000 compared to $26,000 in the third quarter of fiscal year 1997. For the nine-month and rolling twelve-month periods, interest income was $70,000 and $121,000, respectively, as compared to $94,000 and $355,000 for the comparable periods in the prior year. The decrease in interest income is attributable to lower average investment balances compared to the same periods in the prior year. The Company anticipates that interest income will be minimal through fiscal 1998.

Net Profit/Loss
---------------
Set forth below is the net loss for the Company for the third quarter of fiscal 1998 and the nine month and twelve month rolling periods ended October 31, 1998, and for these same periods in the prior fiscal year.

                                    Net Loss
(In thousands, except            10/31/98                       11/1/97
  per share data)            $            per share          $       per share
------------------------------------------------------------------------------

Three months ended        $ (8,746)        $(0.55)       $  ( 567)    $(0.04)
Nine months ended          (14,892)         (0.94)        (20,331)     (1.30)
Twelve months ended        (23,606)         (1.50)        (18,140)     (1.16)


Below is a summary of certain pre-tax charges included in the net income reported during the respective periods:

                            For the Three      For the Nine      For the Twelve
(In thousands,               months ended      months ended       months ended
except per share data)    10/31/98  11/1/97  10/31/98  11/1/97 10/31/98 11/1/97
                          -----------------------------------------------------
Store Closing Reserve
   recorded in Q3'98       $13,400      --    $13,400      --   $13,400     --
Reduction in Force
   recorded in Q4'97           --       --        --       --     1,600     --
Store Closing Reserve
   and abandonment of
   vertical integration
   strategy in Q2'97            --      --        --   $20,000     --   $20,000
                           ----------------------------------------------------
   Total charges           $13,400      --    $13,400  $20,000  $15,000  20,000
                           ====================================================
  Earnings(loss) per share
   impact of charges
   for each period          $(0.47)      --    $(0.47)  $(0.75) $(0.53) $(0.75)
                          =====================================================
Earnings(loss) per share
   exclusive of the above
   charges                  $(0.08)  $(0.04)   $(0.47)  $(0.55) $(0.97) $(0.41)
                          =====================================================




SEGMENT INFORMATION AND IMPACT OF THIRD QUARTER TRANSACTIONS
------------------------------------------------------------
As described above,during the third quarter of fiscal 1998, the following transactions occurred:
   *   The Company acquired 16 Dockers(R) Outlet and 9 Levi's(R) Outlet stores.
   * The Company received a distribution of 11 additional Levi's(R) Outlet stores from the OLS Partnership.
   * The Company announced plans to dissolve and wind up the OLS Partnership.
   * The Company decided to close 30 unprofitable stores and record a $13.4 million pre-tax charge for these store closings.
As a result of these transactions, the Company now operates two store groups:
(i) 100 Outlet stores and (ii) 9 Specialty stores.


Outlet Store Group
------------------
At October 31, 1998, the Outlet Store Group consisted of:
    *  59 Levi's(R) Outlet by Designs stores
    * 16 Dockers(R) Outlet by Designs and the 9 Levi's(R) Outlet by Designs stores that were acquired on September 30, 1998
    * 11 Levi's(R) Outlet stores which were owned and operated by the joint venture through October 31, 1998
    *  5 Buffalo Jeans Factory Stores

The following table sets forth certain information for the Outlet Store Group for the three, nine and twelve month rolling periods ended October 31, 1998, and for the same periods in the prior year and certain balance sheet information as of October 31, 1998.


                                   Three months ended         Nine months ended          Twelve months ended
                                 10/31/98  11/1/97    %     10/31/98   11/1/97    %    10/31/98  11/1/97   %
                                 -----------------------    -------------------------  --------------------------
Sales                           $ 44,808 $ 53,046 (15.5%)  $108,303  $135,382  (20.0%) $148,000 $183,817  (19.5%)
Gross Margin, net of
   occupancy costs                13,165   14,613  (9.9%)    30,399    40,025  (24.0%)   42,067   57,831  (27.3%)

Gross Margin Rate                  29.4%    27.6%   6.5%     28.1%     29.6%    5.0%      28.4%    31.5%   (9.7%)

Contribution to
   profit (1)                      6,505    7,203  (9.7%)    12,069    18,884  (36.1%)   17,604   30,151  (41.6%)

Cash Flow from
   operations                      7,448    7,982  (6.7%)    14,452    21,295  (32.1%)   20,505   33,373  (38.6%)

-----------------------------------------------------------------------------------------------------------------
Number of stores open:

Levi's(R)Outlet by Designs            59       59                59        59               59        59
Joint Venture Levi's(R)Outlets        11       11                11        11               11        11
Levi's(R)Outlets purchased (3)         9        -                 9         -                9         -
Dockers(R)Outlets purchased (3)       16        -                16         -               16         -
Buffalo Jeans Factory Stores           5        -                 5         -                5         -
-----------------------------------------------------------------------------------------------------------------
       Total stores                  100       70               100        70              100        70

Balance Sheet at:                                           10/31/98    11/1/97
-----------------------------------------------------------------------------------------------------------------
Inventory, net                                             $ 50,813  $ 53,486   (5.0%)
Merchandise Receipts
   for the nine months                                       67,411    86,439  (22.0%)

Fixed Assets                                                 10,220     8,305   23.1%

Contingent Lease Obligations (2)                             62,320      ---

(1) The Company analyzes individual store profitability in terms of a store's "Contribution to Profit" which is defined by the Company as gross margin less occupancy costs and all store specific expenses such as payroll, advertising, insurance and depreciation.

(2) Contingent Lease Obligations represents the total future minimum rental payments that the Company is obligated to pay under its existing store leases.

(3) The Levi's(R) Outlet stores and the Dockers(R) Outlet stores purchased by the Company on September 30, 1998 are included in the Company's results of operations since September 30, 1998. Sales and contribution to profit for these 25 stores for the period September 30, 1998 to October 31, 1998 were $1,733,000 and $52,000, respectively.


Specialty Store Group
---------------------
At October 31, 1998, the Specialty Store Group consisted of:
    *  Six Designs stores
    *  Three BTC(TM) stores
The Company expects to continue to test its multi-branded specialty store concept through fiscal 1999.

The following table sets forth certain information for the Specialty Store Group for the three, nine and twelve month rolling periods ended October 31, 1998, and for the same periods in the prior year and certain balance sheet information as of October 31, 1998.


                                   Three months ended           Nine months ended        Twelve months ended
                                10/31/98  11/1/97    %      10/31/98   11/1/97    %    10/31/98   11/1/97   %
                                -------------------------   ------------------------   -------------------------
Sales                            $ 3,380  $ 3,888 (13.1%)   $ 8,535   $ 9,311  (8.3%)  $ 13,536  $ 14,727  (8.1%)
Gross Margin, net of
  occupancy costs                  1,080      837  29.0%      2,720     1,999  36.1%      3,908     3,913  (0.1%)

Gross Margin Rate                  32.0%    21.5%  48.8 %     31.9%     21.5%  48.4%      28.9%     26.6%   (.9%)

Contribution to Profit             (588)    (815) (27.9%)   (1,847)   (2,561) (27.9%)   (2,275)   (2,414)  (5.8%)

Cash Flow from
  operations                       (423)    (649) (34.8%)   (1,353)   (2,057) (34.2%)   (1,615)   (1,248)  29.4%

----------------------------------------------------------------------------------------------------------------
Number of stores open:

BTC(TM)/Boston Trading Co.(R)         3        3                  3         3                 3         3
Designs stores                        6        6                  6         6                 6         6
----------------------------------------------------------------------------------------------------------------
   Total stores                       9        9                  9         9                 9         9


Balance Sheet at:                                           10/31/98   11/1/97
----------------------------------------------------------------------------------------------------------------
Inventory, net                                                3,930     3,979 (1.2%)
Merchandise Receipts
   for the nine months                                        6,234     7,917 (21.3%)

Fixed Assets                                                  1,783     2,301 (22.5%)

Contingent Lease Obligations                                  6,032        --




Closed and Other Stores
-----------------------
This group of stores includes:
    * Designs and Boston Traders(R) Outlet stores closed as part of the fiscal year 1997 store closing program Designs, Boston Trading Co.(R)/BTC(TM) stores that will close as part of the fiscal 1998 store closing program.
    * The operations of the joint venture stores that are closing and the three Original Levi's Stores(R) that were distributed as part of the dissolution of the joint venture.
    * Four Boston Traders(R) Outlet stores that will either be closed or will be converted to Dockers(R) Outlet stores during fiscal 1999.

The following table sets forth certain information for the Closed and Other Store Group for the three, nine and twelve month rolling periods ended October 31, 1998, and for the same periods in the prior year and certain balance sheet information as of October 31, 1998.


                                   Three months ended           Nine months ended         Twelve months ended
                                10/31/98  11/1/97    %      10/31/98   11/1/97    %    10/31/98   11/1/97     %
                                -------------------------   ------------------------   --------------------------
Sales                           $ 10,526 $ 20,525  (48.7%)  $32,355  $ 52,779  (38.7%) $ 55,910  $ 77,703  (28.0%)
Gross Margin, net
   of Occupancy costs                (51)   4,110 (101.2%)    1,365     3,877  (64.8%)  (2,090)     6,736 (131.0%)

Contribution to Profit            (3,674)  (1,796) 104.6%    (9,681)  (11,204) (13.6%) (18,675)   (13,404)  39.3%
Store Closing Charges            (13,400      --            (13,400)  (20,000)         (15,000)   (20,000)

----------------------------------------------------------------------------------------------------------------
Reconciliation of Contribution to Profit to Operating Income (Loss)

Contribution to Profit:
   Outlet Store Group              6,505    7,203            12,069    18,884            17,604   30,151
   Specialty Store Group            (588)    (815)           (1,847)   (2,561)           (2,275)  (2,414)
   Closed Store Group             (3,674)  (1,796)           (9,681)  (11,204)          (18,675) (13,404)
   Store Closing Charges         (13,400)     --            (13,400)  (20,000)          (15,000) (20,000)
General and Administrative        (4,114)  (5,057)          (12,647)  (19,400)          (19,034) (24,976)
----------------------------------------------------------------------------------------------------------------
Total Operating Loss             (15,271)    (465)          (25,506)  (34,281)          (37,380) (30,643)



SEASONALITY

The Company's business has historically been seasonal, reflecting increased consumer buying in the "Fall" and "Holiday" seasons. Historically, the second half of each fiscal year provides a greater portion of the Company's annual sales and operating income. In recent years, the Company's focus has shifted towards its outlet store business and the percentage of this business has increased (and is anticipated to continue to increase) because of the shift in the Company's store mix towards outlet stores and away from closed and closing mall-based specialty stores. Accordingly, the Company's third and fourth quarters, although continuing to generate a greater proportion of total sales, have become less significant to total sales as had previously been the case. This change is due to a difference in seasonality of the Company's outlet business as compared with the mall-based specialty stores.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash needs have been for operating expenses, including cash outlays associated with inventory purchases, capital expenditures for new and remodeled stores, and the purchase of 25 outlet stores from Levi's Only Stores, Inc. In fiscal 1999, the Company expects to incur capital expenditures related to system enhancements, new outlet stores and outlet store relocations of $2.6 million. The Company expects that cash flow from operations, short-term revolving borrowings and trade credit will enable it to finance its current working capital, store remodeling and acquisition requirements.

WORKING CAPITAL AND CASH FLOWS

To date, the Company has financed its working capital requirements and store opening and remodeling programs with cash flow from operations, income tax refunds, borrowings under the Company's credit facility and proceeds from Common Stock offerings. Cash provided by operations for the first nine months of fiscal 1998 was $10.2 million as compared to cash used for operations of $7.7 million for the same period in the prior year. This $17.9 million improvement is the result of the receipt of a federal income tax refund, lower inventory purchases, expense control initiatives, the closure of stores and the timing of other working capital accounts.

The Company's cash and investment position at October 31, 1998 was approximately $1.5 million, compared to $2.4 million at November 1, 1997. At October 31, 1998, the Company had borrowings of $10.3 million outstanding under its revolving credit facility as compared to borrowings outstanding of $9.0 million at November 1, 1997. The Company expects that average borrowings in the fourth quarter of fiscal 1998 will be higher than those in the fourth quarter of fiscal 1997 as a result of borrowings under the facility to fund the acquisition of the 25 outlet stores, special purchases of merchandise for the Levi's(R) and Dockers(R) Outlet by Designs stores, and the cost of lease terminations associated with the closing of unprofitable stores, as described above.

The Company's working capital at October 31, 1998 was approximately $37.4 million, compared to $52.2 million at November 1, 1997. This decrease in working capital was primarily attributable to operating losses for the twelve months ending October 31, 1998. At October 31, 1998, total inventory equaled $58.9 million, compared to $82.8 million at November 1, 1997. The decrease of 29 percent in the Company's inventory level was primarily due to the liquidation of private label product, the closing of unprofitable stores, and reduced purchases of Levi Strauss & Co. brands of merchandise. The Company continues to evaluate and, within the discretion of management, act upon opportunities to purchase substantial quantities of Levi's(R) and Dockers(R) brand products for its Levi's(R) and Dockers(R) Outlet by Designs stores.

During the first nine months of fiscal 1998, the Company experienced limited availability of merchandise from Levi Strauss & Co. The Company stocks its Levi's(R) Outlet by Designs and Dockers(R) Outlet by Designs exclusively with manufacturing overruns, discontinued lines and irregulars purchased directly from Levi Strauss & Co., and end of season merchandise transferred from the Company's mall-based stores. By its nature, this merchandise, including the most popular Levi Strauss & Co. styles of merchandise and the breadth of the mix of this merchandise, is subject to limited availability. During the fourth quarter of fiscal year 1998, the Company expects, barring unforeseen circumstances, to purchase approximately $10 million at cost in special purchases of Levi's(R) tops and bottoms to compensate for the any decrease in availability of merchandise from Levi Strauss & Co. during fiscal 1999. The Company may act upon similar opportunities to purchase substantial quantities of Levi's(R) brand products for its Levi's(R) and Dockers(R) outlet stores into fiscal 1999.

At October 31, 1998, the accounts payable balance was $11.6 million as compared with a balance of $27.2 million at November 1, 1997. This 57 percent decrease was primarily related to the timing of payments to vendors associated with a reduced store count and reduced availability of certain products. The Company's trade payables to Levi Strauss & Co., its principal vendor, generally are due 30 days after the date of invoice. In fiscal 1997, prior to the abandonment of a vertically-integrated strategy, the Company sourced private label products primarily with offshore vendors. Payment to these vendors was through the use of letters of credit, which required payment upon presentation of shipping documents. During the third quarter of 1998 the Company was current with all outstanding merchandise payables to vendors. The Company expects, barring unforeseen circumstances, that any purchases of branded merchandise from vendors other than Levi Strauss & Co. will be limited and will be in accordance with customary industry credit terms.

On June 4, 1998 the Company entered into an Amended and Restated Loan and Security Agreement with a subsidiary of BankBoston, N.A., BankBoston Retail Finance Inc., as agent for the lenders named therein (the "Credit Agreement"). The Credit Agreement, which terminates on June 4, 2001, consists of a revolving line of credit permitting the Company to borrow up to $50 million. Under this credit facility, the Company has the ability to cause the lenders to issue documentary and standby letters of credit up to $5 million. The Company's obligations under the Credit Agreement are secured by a lien on all of the Company's assets, except the assets of the OLS Partnership. The ability of the Company to borrow under the Credit Agreement is subject to a number of conditions including the accuracy of certain representations and compliance with tangible net worth and fixed charge coverage ratio covenants. The availability of the unused revolving line of credit is limited to specified percentages of the value of the Company's eligible inventory determined under the Credit Agreement, ranging from 60% to 65%. At the option of the Company, borrowings under this facility bear interest at BankBoston, N.A.'s prime rate or at LIBOR-based fixed rates. The Credit Agreement contains certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company. The Company is subject to a prepayment penalty of $250,000 to $500,000 if the Credit Agreement terminates prior to June 4, 2000.

In the third quarter of fiscal 1998, the Credit Agreement was amended to, among other things, permit and acknowledge the Company's acquisition of the 25 outlet stores from Levi's Only Stores, Inc. and the transactions associated with the agreement to dissolve and wind up of the OLS Partnership. These amendments include an increase in the minimum tangible net worth that the Company must have, which was adjusted to recognize the value of the assets distributed to the Company by the OLS Partnership. Prior to these amendments, the tangible net worth of the OLS Partnership was excluded from the calculation of the Company's tangible net worth for purposes of these financial covenants. Subject to certain limitations and conditions, the Credit Agreement permits the Company, without the prior permission of its lenders, to consummate certain acquisitions and to repurchase shares of the Company's Common Stock. These amendments, among other things, reduced the amount that the Company may expend for such purposes without obtaining the prior permission of its lenders.

At October 31, 1998, the Company had borrowings of $10.3 million outstanding under this facility and had two outstanding standby letters of credit totaling approximately $228,000. The Company was in compliance with all debt covenants under the credit agreement at the end of the third quarter.

During the third quarter of fiscal 1996, the Company entered into a Credit Agreement (the "OLS Credit Agreement") with the OLS Partnership and Levi's Only Stores, Inc. under which the Company and Levi's Only Stores, Inc. were committed to make advances to the OLS Partnership in amounts up to $3.5 million and $1.5 million, respectively. There were never any borrowings under this credit facility since its inception. The OLS Credit Agreement expired on September 30, 1998.

CAPITAL EXPENDITURES

Total cash outlays for capital expenditures for the first nine months of fiscal 1998 were $391,000, which represents the cost of store and corporate capital expenditures. Total cash outlays for the first nine months of fiscal 1997 were $7.1 million. During the first six months of fiscal 1997, the Company opened six new Boston Trading Co.(R) stores, remodeled one Levi's(R) Outlet by Designs store and five Boston Traders(R) Outlet stores. During the nine months ended October 31, 1998, the Company has closed 20 stores as part its strategy to close unprofitable stores.

In fiscal year 1998 the Company was presented with an opportunity to test another branded outlet store concept. This new outlet store concept features a collection of tops and bottoms designed and produced under the Buffalo Jeans label. In the third quarter of fiscal year 1998, the Company opened five Buffalo Jeans Factory Stores in locations that were previously occupied by Boston Traders(R) Outlet stores. Buffalo Jeans Factory Stores sell in-season merchandise and manufacturers close-outs from this Canadian manufacturer of fashion apparel. Over time, based on the performance of the five test stores, the Company could open additional Buffalo Jeans Factory Stores. As a group, the Buffalo Jeans Factory Stores had approximately $514,000 in sales in the first three months of operations. Buffalo Jeans is a well-known Canadian jeans and sportswear brand with a number stores in Canada, full-price U.S. retail distribution in stores such as Macy's Neiman Marcus, Burdines, Bloomingdales and select specialty stores.

Year 2000
---------
I. State of Readiness: Most of the Company's computer and process control systems were designed to use only two digits to represent years. As a result , they may not recognize "00" as representing the year 2000, but rather the year 1900 which could result in errors or system failures. The Company is in the process of converting technology and its information systems to be Year 2000 compliant. Barring unforeseen circumstances, the Company anticipates that the conversion will be complete by the end of calendar year 1999.

     The Company's primary data processing systems for financial reporting, and merchandise management have been upgraded with new releases of year 2000 compliant software. Other significant systems utilized by the Company, which includes point of sale is in the process of being upgraded and will be complete in the first quarter of 1999. The payroll system is in process of being reviewed and the Company plans to upgrade this system in 1999.

     Embedded systems impacted by the year 2000 issue are being reviewed by management and a plan has been developed to address embedded systems based upon how critical they are to the business. During the first quarter of 1999 the Company expects to implement a plan to determine the year 2000 readiness of the Company's vendors including, Levi Strauss & Co. and the Company's other merchandise vendors.

II. Cost to Address Year 2000 Issues: The Company expects to spend approximately $500,000,which will be expensed to the Company's financial statements, in the conversion and upgrade costs, primarily in fiscal 1998 to accomplish this. To date the Company has incurred approximately $300,000, which does not include internal costs of approximately $25,000, in the remediation of the year 2000 issue. The Company expects that cash flow from operations, and short-term revolving borrowings will enable it to fund its Year 2000 remediation .

III. Risks related to the Company's Year 2000 Issues: In the worst case scenario the Company's ability to operate would be impacted by the lack of electronic transmission of data from its merchandise vendors and would result in the implementation of manual processes to account for receipt of merchandise. The implementation of manual processes would result in a slow down of product shipments to the Company's stores, which could have an adverse impact on sales.

IV. Company's Contingency Plan: The Company's contingency plan in the event that a slow down of shipments from Levi Strauss would occur includes increasing purchases in advance of the beginning of the year 2000 to ensure adequate supplies of merchandise would be available. Embedded systems impacted by the year 2000 issue are being reviewed by management and will be addressed based upon how critical they are in relation to the business. During the first quarter of 1999 the Company expects to implement a plan to determine the year 2000 readiness of the Company's vendors including, Levi Strauss & Co. and the Company's other merchandise vendors.

On May 2, 1995, the Company acquired certain assets of Boston Trading Ltd., Inc. ("Boston Trading") in accordance with the terms of an Asset Purchase Agreement dated April 21, 1995. The Company paid $5.4 million in cash, financed by operations, and delivered a non-negotiable promissory note in the original principal amount of $1 million (the "Purchase Note"). The principal amount of the Purchase Note was payable in two equal installments through May 1997. In the first quarter of fiscal 1996, the Company asserted certain indemnification rights under the Asset Purchase Agreement. In accordance with the Asset Purchase Agreement, the Company, when exercising its indemnification rights, has the right, among other courses of action, to offset against the payment of principal and interest due and payable under the Purchase Note the value of its indemnification claim. Accordingly, based on these indemnification rights, the Company ultimately did not make either of the $500,000 payments of principal on the Purchase Note that were due on May 2, 1996 and May 2, 1997. Nevertheless, the Company continued to pay interest on the original principal amount of the Purchase Note through May 2, 1996 and continued to pay interest thereafter through November 2, 1997 on $500,000 of principal. The portion of the principal amount of the Purchase Note ultimately to be paid by the Company depends upon whether its claims are satisfied by Boston Trading and its stockholders.

On October 31, 1998 the Company and Levi Strauss & Co. amended the trademark license agreement (as amended, the "Outlet License Agreement") that authorizes the Company to use certain Levi Strauss & Co. trademarks in connection with the operation of the Company's Levi's(R) Outlet by Designs and Dockers(R) Outlet by Designs stores in 25 states in the eastern portion of the United States. Subject to certain default provisions, the term of the Outlet License Agreement was extended to September 30, 2004, and the license for any particular store is the period co-terminous with the lease term for such store (including extension options). For the first time, the Outlet License Agreement now provides that the Company has the opportunity to extend the term of the license associated with one or more of the Company's older Levi's(R) Outlet by Designs stores by either renovating the store or replacing the store with a new store with an updated format and fixturing. In order to extend the license associated with each of the Company's 59 older outlet stores, the Company must, subject to certain grace periods, complete these renovations or the construction of replacement stores by December 31, 2004. At October 31, 1998, the average remaining lease term (including extension options) of the Company's Levi's(R) Outlet by Designs and Dockers(R) Outlet by Designs stores was approximately 9.5 years.

The Company is currently seeking opportunities to open and operate outlet stores for other manufacturers of branded apparel. Further, as leases expire, the Company may lose the right to use the Levi's(R) and Dockers(R) trademarks in connection with certain Levi's(R)and Dockers(R) Outlet by Designs stores. The Company continues to evaluate the performance of its existing stores and to consider ways to enhance its businesses. As a result of this process, certain store locations could be closed or relocated within a shopping center in the future.

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

3.2 Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated June 22, 1993 (included as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q dated June 17, 1996, and incorporated herein by reference). *

3.3 Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company establishing Series A Junior Participating Cumulative Preferred Stock dated May 1, 1995 (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K dated May, 1996, and incorporated herein by reference). *

3.4        By-Laws of the Company, as amended.

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

10.6       Amended and Restated Trademark License Agreement between the
           Company and Levi Strauss & Co. dated as of October 31, 1998 (included as Exhibit 10.4 to the Company's Current Report on
           Form 8-K dated December 3, 1998, and incorporated herein by
           reference).                                                        *

10.7 Amended and Restated Loan and Security Agreement dated as of June 4, 1998, between the Company and BankBoston Retail Finance Inc., as agent for the Lender(s) identified therein ("BRBF"), and the Lender(s) (included as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 11, 1998, and incorporated herein by reference). *

10.8 Fee letter dated as of June 4, 1998, between the Company and BBRF (included as Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 11, 1998, and incorporated herein by reference). *

10.9 First Amendment to Loan and Security Agreement dated as of September 29, 1998 among the Company, BBRF and the Lender(s) identified therein (included as Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 3, 1998, and incorporated herein by reference). *

10.10 Second Amendment to Loan and Security Agreement dated as of October 31, 1998 among the Company, BBRF and the Lender(s) identified therein (included as Exhibit 10.6 to the Company's Current Report on Form 8-K dated December 3, 1998, and incorporated herein by reference). *

10.11 Participation Agreement among Designs JV Corp. (the "Designs Partner"), the Company, LDJV Inc. (the "LOS Partner"), Levi's
           Only Stores, Inc. ("LOS"), Levi Strauss & Co. ("LS&CO") and Levi Strauss Associates Inc. ("LSAI") dated January 28, 1995 (included as Exhibit 10.1 to the Company's Current Report on Form 8-K dated
           April 24, 1995, and incorporated herein by reference).             *

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

10.15 Sublicense Agreement between the LOS Partner and the OLS Partnership dated January 28, 1995 (included as Exhibit 10.5 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated herein by reference). *

10.16 License Agreement between the Company and the OLS Partnership dated January 28, 1995 (included as Exhibit 10.6 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated herein by reference). *

10.17 Administrative Services Agreement between the Company and the OLS Partnership dated January 28, 1995 (included as Exhibit 10.7 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated herein by reference). *

10.18 Amendment and Distribution Agreement dated as of October 31, 1998 among the Designs Partner, the LOS Partner and the OLS Partnership (included as Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 3, 1998, and incorporated herein by reference). *

10.19 Guaranty by the Company of the indemnification obligation of the Designs Partner dated as of October 31, 1998 in favor of LS& Co. (included as Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 3, 1998, and incorporated herein by reference). *

10.20 Credit Agreement among the Company, LOS and the OLS Partnership dated as of October 1, 1996 (included as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q dated December 17, 1996, and incorporated herein by reference). *

10.21 First Amendment to Credit Agreement among the Company, LOS and the OLS Partnership dated as of October 29, 1997 (included as Exhibit
           10.16 to the Company's Quarterly Report on Form 10-Q dated December 16, 1997, and incorporated herein by reference). *

10.22 Asset Purchase Agreement between LOS and the Company relating to the sale by the Company of stores located in Minneapolis, Minnesota dated January 28, 1995 (included as Exhibit 10.9 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated herein by reference). *

10.23 Asset Purchase Agreement among Boston Trading Ltd., Inc., Designs Acquisition Corp., the Company and others dated April 21, 1995 (included as 10.16 to the Company's Quarterly Report on Form 10-Q dated September 12, 1995, and incorporated herein by reference). *

10.24 Non-Negotiable Promissory Note between the Company and Atlantic Harbor, Inc., formerly known as Boston Trading Ltd., Inc., dated May 2, 1995 (included as 10.17 to the Company's Quarterly Report on Form 10-Q dated September 12, 1995, and incorporated herein by reference).
           *

10.25 Asset Purchase Agreement dated as of September 30, 1998 between the Company and LOS relating to the purchase by the Company of 16 Dockers(R) Outlet and nine Levi's(R) Outlet stores (included as
           Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 3, 1998, and incorporated herein by reference). *

10.26 Employment Agreement dated as of October 16, 1995 between the Company and Joel H. Reichman (included as Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 6, 1995, and incorporated herein by reference). *

10.27 Employment Agreement dated as of October 16, 1995 between the Company and Scott N. Semel (included as Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 6, 1995, and incorporated herein by reference). *

10.28 Employment Agreement dated as of May 9, 1997 between the Company and Carolyn R. Faulkner (included as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q dated June 17, 1997, and incorporated herein by reference). *

10.29 Separation Agreement dated as of February 9, 1998 between the Company and Mark S. Lisnow (included as Exhibit 10.26 to the Company's Annual Report on Form 10-K dated May 1, 1998, and incorporated herein by reference). *

11         Statement re: computation of per share earnings.

27         Financial Data Schedule.

99.1 Report of the Company dated May 1, 1998 concerning certain cautionary statements of the Company to be taken into account in conjunction with consideration and review of the Company's publicly-disseminated documents (including oral statements made by others on behalf of the Company) that include forward looking information (included as
           Exhibit 99 to the Company`s Annual Report on Form 10-K dated May 1, 1998 and incorporated herein by reference). *

99.2 Press Release dated December 11, 1998 (included as Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 11, 1998 and incorporated by reference). *

*          Previously filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DESIGNS, INC.



December 15, 1998                   By: /s/ Carolyn R. Faulkner
                                        Carolyn R. Faulkner, Vice President,
                                        Chief Financial Officeer and Treasurer