Form 10-K405
period 1999-01-30
DESIGNS INC
filed 1999-04-30
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 1999 (Fiscal 1998)         Commission File
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

                                -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the last sales price of such stock on April 28, 1999 was approximately $30.5 million.

The registrant had 15,927,551 shares of Common Stock, $0.01 par value, outstanding as of April 28, 1999.


                                    continued

                      DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K Requirement                  Incorporated Document
---------------------                  ---------------------

Part III

Item 10   Directors and Executive      All information under the caption
          Officers                     "Nominees for Director and Executive
                                       Officers" in the Company's definitive
                                       Proxy Statement which is expected to be
                                       filed within 120 days of the end of the
                                       fiscal year ended January 30, 1999.

Item 11   Executive Compensation       All information under the caption
                                       "Executive Compensation" in the
                                       Company's definitive Proxy Statement
                                       which is expected to be filed within
                                       120 days of the end of the fiscal
                                       year ended January 30, 1999.

Item 12   Security Ownership of        All information under the caption
          Certain Beneficial Owners    "Security Ownership of Certain
                                       Beneficial Owners and Management"
                                       in the Company's definitive Proxy
                                       Statement which is expected to be
                                       filed within 120 days of the end of the
                                       fiscal year ended January 30, 1999.

Item 13   Certain Relationships and    All information under the caption
          Related Transactions         "Certain Relationships and Related
                                       Transactions" in the Company's definitive
                                       Proxy Statement which is expected to be
                                       filed within 120 days of the end of the
                                       fiscal year ended January 30, 1999.

                                  DESIGNS, INC.

                       Index to Annual Report on Form 10-K
                           Year Ended January 30, 1999

PART I                                                                     Page
Item 1.    Business......................................................     4

Item 2.    Properties....................................................    10

Item 3.    Legal Proceedings.............................................    11

Item 4.    Submission of Matters to a Vote of Security Holders...........    11

PART II
Item 5.    Market for Registrant's Common Equity and Related
           Shareholder Matters...........................................    12

Item 6.    Selected Financial Data.......................................    13

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................    14

Item 7a.   Quantitative and Qualitative Disclosures about Market Risk....    25

Item 8.    Financial Statements and Supplementary Data...................    25

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure........................    25

PART III
Item 10.   Directors and Executive Officers of the Registrant............    26

Item 11.   Executive Compensation........................................    26

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management................................................    26

Item 13.   Certain Relationships and Related Transactions................    26

           The information called for by Items 10, 11, 12 and 13, to the extent not included in this document, is incorporated herein by reference to the Company's definitive proxy statement which is expected to be filed within 120 days after the Company's fiscal year ending January 30, 1999.

PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports
              on Form 8-K................................................    27

                                     PART I.

Item 1. Business

Summary

      Designs, Inc. (the "Company) is a specialty retailer based in the United States selling quality branded apparel and accessories. The Company markets a broad selection of Levi Strauss & Co. and other well-known brand merchandise through outlet stores under the names "Levi's(R) Outlet By Designs", "Dockers(R) Outlet by Designs", "Buffalo Jeans(R) Factory Stores" and "Boston Traders(R) Outlet Stores" and through mall-based first quality stores under the names "Designs" and "BTC". Through October 31, 1998, the Company also owned a 70% interest in a partnership that operated, as part of a joint venture (the "Joint Venture") with a subsidiary of Levi's Only Stores, Inc. ("LOS"), stores under the name "Original Levi's Stores(TM)" and outlet stores under the name "Levi's(R) Outlet". The Company uses certain Levi Strauss & Co. trademarks on its Levi's(R) Outlet and Dockers(R) Outlet by Designs stores pursuant to a trademark license agreement with Levi Strauss & Co.

      In fiscal year 1998, the Company re-aligned its store portfolio and overhead structure to narrow its business to one focused on the profitable Levi's(R) and Dockers(R) Outlet by Designs stores. The Company's Outlet segment also includes its test of five Buffalo Jeans(R) Factory Stores, launched in August 1998. As part of this re-alignment to primarily an outlet based business, the Company closed eight of the eleven Boston Trading Co.(TM)/BTC(TM) mall stores, and recorded a store closing reserve in the fourth quarter of fiscal 1998 for the remaining three BTC(TM) stores which are planned, barring unforeseen circumstances, to close during the first half of fiscal 1999. In addition, the Company closed 16 Designs stores, and recorded a store closing reserve for the closing of one Designs store that is also planned to close in the first half of fiscal 1999. Further, the Company closed seven Boston Traders(R) Outlet stores, and recorded a store closing reserve for the remaining four Boston Traders(R) outlet stores that are planned, barring unforeseen circumstances, to close by the end of the first half of fiscal 1999.

      In conjunction with the Company's decision to focus on its outlet business, the Company purchased 25 Levi's(R) and Docker's(R) outlets from LOS on September 30, 1998. On October 31, 1998, the Company assumed full ownership of the 11 Joint Venture Levi's(R) Outlets stores and began the process of dissolving the Joint Venture. In addition, the Joint Venture distributed three Original Levi's Stores(R) to LOS. The remaining eight Original Levi's Stores(TM) held in the Joint Venture were closed by year-end in connection with the process of dissolving the Joint Venture. The purchase of the 25 Levi's(R) and Docker's(R) Outlets was planned to enable the Company to leverage its existing overhead and expense structure over a larger sales volume, in an effort to produce incremental earnings estimated at $2.8 million and cash flows of $3.6 million on a full year basis.

      These strategic actions return Designs Inc. to its' core competency as a single branded outlet operator, with 95 of it's 105 stores devoted exclusively to selling Levi Strauss & Co. brands of apparel and accessories.

      On December 7, 1998, a consent with respect to 1,570,200 shares of Common Stock executed on behalf of Jewelcor Management, Inc., a Nevada corporation ("Jewelcor"), and its controlling shareholder, Seymour Holtzman, was delivered to the Company for the purpose of removing and replacing the members of the Company's Board of Directors other than Chairman Stanley I. Berger. A preliminary Consent Solicitation Statement was filed on December 7, 1998 by the Holtzman Group with the Securities and Exchange Commission. On December 11, 1998, the Board of Directors of the Company determined to oppose the consent solicitation (the "Consent Solicitation") by Jewelcor and Mr. Holtzman.

      The Consent Solicitation expired without the election of any new members to the Company's Board of Directors. Accordingly, Stanley I. Berger, Joel H. Reichman, James G. Groninger, Melvin I. Shapiro, Peter L. Thigpen and Bernard M. Manuel remained in office as members of the Company's Board of Directors following the termination of the Consent Solicitation.

      The Company did not enter into any settlement with Jewelcor or Mr. Holtzman terminating the Consent Solicitation.

      On December 11, 1998, the Company announced that its Board of Directors had formed a committee of independent outside directors to consider the Company's strategic alternatives, including a possible sale of the Company.

Store Formats

      The Company's Levi's(R) Outlet by Designs and Dockers(R) Outlet by Designs stores are located in outlet parks and shopping centers located primarily in the eastern United States. These stores sell manufacturing overruns, discontinued product, and irregulars purchased directly from Levi Strauss & Co. and its licensees. In addition, these stores also sell end-of-season Levi's(R) and Dockers(R) merchandise transferred from Designs and BTC(TM) stores. In Fiscal 1998, 5% of the inventory receipts for these stores were transferred from the Designs and BTC(TM) stores.

      Many of the manufacturers' outlet parks and shopping centers in which Levi's(R) Outlet by Designs stores are located have matured, resulting in limited year-to-year increases in customer traffic. The combination of this maturing outlet store base, increased competition, and a limited merchandise mix of Levi's(R) and Dockers(R) brand products resulted in unsatisfactory comparable store performance in fiscal years 1997 and 1998.

      The five Designs stores that are expected to remain open in fiscal 1999 are located in enclosed regional shopping centers and offer a broad selection of Levi Strauss & Co. brands of merchandise, supplemented by additional brand names where appropriate. The Company currently plans, barring unforeseen circumstances, to carry a selection of Levi Strauss & Co brand products in these stores equal to approximately 70% of the merchandise mix. The Company's strategy in these stores is to continue selling Levi Strauss & Co. brands and complementary brands of tops and bottoms. The leases for two of these five stores expire at the end of fiscal 1999.

      Buffalo Jeans(R) Factory Stores, which operate in outlet parks on the eastern seaboard, sell close-out and in-season Mens and Womens apparel under the Buffalo Jeans(R) brand name at 30% off of regular retail prices. The Buffalo Jeans(R) brand is currently sold in leading department stores and, as of today, seems not to be subject to wide-spread discounting in its first quality distribution channels. The Buffalo Jeans(R) line, which consists of jeans, tops, dresses, skirts and outerwear, is focused predominantly on the junior customer, with some basic jeans and tops designed to appeal to a broad spectrum of customers. The Company believes that the Buffalo Jeans(R) Factory Stores represent an opportunity to capitalize on the current growth in teen fashion in the lower occupancy cost outlet channel.

      Management believes that the Company competes with other apparel retailers by offering quality merchandise, knowledgeable in-store service and competitive price points. The Company stresses product training with its sales staff and, with the assistance of Levi Strauss & Co. and merchandise materials supplied by other brands sold in the Designs stores, provides its sales personnel with substantial product knowledge training across all branded product lines.

      The following table provides a summary of the number of stores in operation at year end for the past three fiscal years. Levi Strauss & Co. approves all new outlet store locations which carry Levi Strauss & Co. brands and use any trademark owned by Levi Strauss & Co.

                                         January 30,   January 31,   February 1,
                                             1999          1998         1997
                                             ----          ----         ----
Levi's(R) Outlet by Designs                   59            59            59
Levi's(R) Outlet previously operated
   by the Joint Venture (1)                   11             -
Levi's(R) Outlet stores acquired (2)           9             -
Dockers(R) Outlet stores acquired (2)         16             -
Buffalo Jeans(R) Factory Stores                5
Boston Trading Co.(R) (3)                      3            11
Designs/BTC(TM) (3)                            6            22            44
Boston Traders(R) outlet stores (3)            4            12            27
Joint Venture: (1)
   Original Levi's Stores(R)                   -            11            11
   Levi's(R) Outlets                           -            11            10
                                             ---           ---           ---

Sub-total                                    113           126           151
                                                           ===           ===
Stores planned to close in fiscal
   1999 (4)                                   (8)
                                             ---
Total stores                                 105
                                             ===

(1) In Fiscal 1998, the Company and Levi Strauss & Co. agreed to dissolve and wind up the Joint Venture between subsidiaries of the two companies. As part of the dissolution process, on October 31, 1998, the Joint Venture distributed 11 Levi's(R) Outlet stores to the Company and three Original Levi's Stores(R) to Levi's Only Stores, Inc., a wholly-owned subsidiary of Levi Strauss & Co. The remaining eight Original Levi's Stores(R) were closed by the end of fiscal 1998.

(2) On September 30, 1998, the Company acquired from Levi's Only Stores, Inc. 16 Dockers(R) Outlet stores and nine Levi's(R) Outlet stores for approximately $9.7 million.

(3) In Fiscal 1998, the Company closed 38 stores as part of the Company's store closing programs. Five Boston Traders(R) outlet stores were converted to Buffalo Jeans(R) Factory Stores throughout fiscal 1998. In fiscal 1997, the Company closed 16 Designs stores and 15 Boston Traders(R) outlet stores.

(4) In the fourth quarter of fiscal 1998, the Company established reserves to close four Boston Traders(R) outlet stores, three Boston Trading Co.(R) stores and one Designs store.

      On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company, and a subsidiary of Levi's Only Stores Inc. ("LOS"), a wholly-owned subsidiary of Levi Strauss & Co., entered into a partnership agreement (the "Partnership Agreement") to sell Levi's(R) brand jeans and jeans-related products. The joint venture that was established by the Partnership Agreement is known as The Designs/OLS Partnership (the "OLS Partnership"). In the third quarter of fiscal 1998, the Company and Levi Strauss & Co. agreed to dissolve and wind up the joint venture between subsidiaries of the two companies. As part of the dissolution process, on October 31, 1998, the OLS Partnership distributed 11 Levi's(R) Outlet stores to the Company with a net book value of approximately $6.4 million. In addition, the OLS Partnership distributed to LOS three Original Levi's Stores(R) located in New York City and Boston, Massachusetts with a net book value of $5.5 million. The remaining eight Original Levi's Stores(R) owned by the OLS Partnership were closed during the fourth quarter of fiscal 1998.

      The Company's present plans for expansion in fiscal 1999 include the recent opening of three new Levi's(R)/Dockers(R) Outlet by Designs stores and relocating seven existing Levi's(R) Outlet by Designs stores to new outlet centers in the Eastern United States. All ten of these new stores are presently planned to be built in the Company's new outlet store format, which features a combined Dockers(R) Outlet by Designs store and Levi's(R) Outlet by Designs store that separately displays each brand in its own unique environment. In fiscal 1999, capital expenditures related to these new stores are expected, barring unforeseen circumstances, to total approximately $1.7 million. The Company continually evaluates the performance of all of its stores and may, from time to time, decide to close or reduce the size of certain store locations.

Customer Base

      In the Levi's(R) Outlet by Designs and Dockers(R) Outlet by Designs stores, the Company believes that its customer base primarily reflects that of the Levi's(R) and Dockers(R) brand customer. These stores also continue to attract foreign travelers shopping for Levi's(R), Dockers(R) and Slates(R) brand apparel and accessories. The Company's product selection offered in these stores is designed to satisfy the casual apparel needs of customers in all age groups and income brackets.

Merchandising and Distribution

      In its Levi's(R) Outlet by Designs and Dockers(R) Outlet by Designs stores, the Company offers a selection of Levi Strauss & Co. brands of merchandise including manufacturing overruns, discontinued lines and irregulars purchased by the Company directly from Levi Strauss & Co. and end-of-season merchandise transferred from the Designs and BTC(TM) stores. The Company continues to evaluate and act upon opportunities to purchase substantial quantities of Levi Strauss & Co. brand merchandise offered to the Company by Levi Strauss & Co. for sale in the Levi's(R) and Dockers(R) Outlet by Designs stores.

      All merchandising decisions, including pricing, markdowns, advertising and promotional campaigns, inventory purchases and merchandise allocations, are made centrally at the Company's headquarters with input from field operations personnel.

Trademarks

      The Company is the owner of the "Boston Traders(R)" trademark and certain other trademarks acquired as part of the acquisition of certain assets of Boston Trading Ltd., Inc.

      "Dockers(R)," "Levi's(R)" and "Slates(R)" are registered trademarks of Levi Strauss & Co. Buffalo Jeans(R) is a registered trademark of Buffalo DeFrance.

Store Operations

      The Company currently employs one Vice President and Director of Store Operations who reports directly to the President of the Company. Two Regional Vice Presidents, who report to the Vice President and Director of Store Operations, are responsible for the operations and profitability of stores within specific geographic regions. All three of these Vice Presidents have over 15 years of service with the Company.

      In order to provide management development and guidance to individual store managers, the Company employs approximately 15 district managers, having an average employment period of 6.5 years. Each district manager is responsible for hiring and developing store managers at the stores assigned to that district manager's area and for the sales and overall profitability of those stores. District managers report directly to a Regional Vice President.

      Designs and BTC(TM) stores average approximately 6,100 square feet in size and are located in enclosed regional shopping malls usually anchored by department stores. Levi's(R) Outlet by Designs stores are located in manufacturers' outlet parks and destination shopping centers and average approximately 12,000 square feet in size. The average square footage of the 25 acquired Dockers(R) and Levi's(R) Outlet stores and the 11 Levi's(R) Outlet stores that were distributed to the Company from the Joint Venture is approximately 5,200 square feet.

      The Company's stores utilize interior design and merchandise layout plans designed by the Company's visual merchandising team, which plans are specifically designed to promote customer identification of the store as a specialty store selling quality branded apparel and accessories. The merchandise layout is further customized by store management and the Company's visual merchandising department to suit each particular store location. The Dockers(R) and Levi's(R) Outlet by Designs stores prominently display Levi's(R) and Dockers(R) brand logos and utilize distinctive promotional displays. The Company uses certain Levi Strauss & Co. logos and trademarks on store signs with the permission of Levi Strauss & Co.

Customer Service & Training

      "Designs University" was established in fiscal 1996 to implement associate training and development programs throughout the organization. The Company's Operational Support and Development team is responsible for developing and teaching creative programs that will enhance associate performance.

      Sales Associate expectations are established at all levels of training, beginning with the Sales Associate Development Program. This program introduces the associate to the Company's operational policies, product information and customer service objectives. Through this program, associates are taught that servicing the customer is the highest priority. Management believes that Sales Associates are trained to accomplish the goal of reinforcing the customer's perception of the Company's stores as branded outlet and specialty stores and of differentiating its stores from those of the Company's competitors.

      All members of store management participate in the Store Management Development Program. Associates learn how to perform critical management functions required to successfully operate a store. The Store Management Development Program focuses on fundamental operational procedures, expense control and personnel management. The store management team is responsible for all operational matters in the store, including the hiring and training of sales associates

      Designs, BTC(TM) and Buffalo Jeans(R) Factory Stores each employ approximately 10 associates. Each Levi's(R) and Dockers(R) Outlet by Designs store employs approximately 30 associates. Store staffing typically includes a store manager, one or more assistant managers and shift supervisors, and a team of full-time and part-time sales associates. Store manager candidates or assistant manager candidates may also be included on the team in specific stores.

Information Systems

      The Company believes that management information systems are an important factor in the continued growth of the Company. The Company continues to devote significant resources to the development of information systems, which are intended to enable the Company centrally to maintain inventory, pricing and other financial controls. During fiscal 1998, the Company upgraded its JDA merchandise management software to a new Year 2000 compliant version. This software is designed to enhance the analytical capabilities of the Company's merchandise and financial functions and to provide an integrated business approach to the financial and merchandising systems. During fiscal 1999, the Company will install a new point of sale system that has been designed to be Year 2000 compliant. Point of sale data, in conjunction with a full complement of EDI transactions handling invoicing, advanced shipment notices and purchase orders are the primary sources of data input for the merchandise management package. During fiscal 1999, the Company also expects to revamp its store and processing center receiving processes and install electronic scanning for receiving in all stores.

      The Company makes use of software systems supporting vendor managed replenishment for core merchandise. These processes utilize available sales and inventory data to react to the individual needs of each store on a timely basis. Presently, only Levi Strauss & Co. is providing vendor managed replenishment to the Company.

      The Company's status regarding Year 2000 readiness is discussed more fully below. See Management's Discussion and Analysis.

Advertising

      The Company relies on the visibility and recognition of the Levi's(R) and Dockers(R) brand names, as well as the natural flow of traffic that results from locating stores in areas of high retail activity including destination outlet centers and regional malls. Historically, the Company has received co-operative advertising allowances from Levi Strauss & Co. that fund a substantial portion of the Company's advertising expenditures. In fiscal 1998 the Company received allowances totaling approximately 36% of its advertising expenditures. The cooperative advertising allowances associated with the Company's advertising will fluctuate in proportion to amounts of regularly priced Levi Strauss & Co. brand products purchased and Levi Strauss & Co.'s cooperative advertising policies.

Competition

      The United States casual apparel market is highly competitive with many national and regional department stores, specialty apparel retailers and discount stores offering a broad range of apparel products similar to those sold by the Company. The Company considers any casual apparel manufacturer operating in outlet parks throughout the United States competitors in the casual apparel market.

      A majority of the Company's business involves the sale of branded apparel and accessories sold by or manufactured under license from Levi Strauss & Co. in an outlet mall environment. Levi Strauss & Co. is involved in the highly competitive fashion apparel industry. Levi's(R) brand jeans have been impacted by the increased competition from private label as well as fashion jeans market entrants, plus national sales trends of Levi's(R) brand products.

Employees

      As of January 30, 1999, the Company employed approximately 1,800 associates, of whom 600 were full-time personnel. The Company hires additional temporary employees during the peak late summer and holiday seasons.

      All qualified full-time employees are entitled, when eligible, to life, medical, disability and dental insurance and to participate in the Company's 401(k) retirement savings plan. Store managers, district managers and vice presidents are eligible to receive incentive compensation subject to the achievement of specific performance objectives related primarily to sales and profitability. Vice Presidents and District Managers are also entitled to use an automobile provided by the Company or to receive an automobile allowance. Sales personnel are compensated on an hourly basis and, generally, receive no commissions; but from time to time are eligible to earn sales incentive payments from sales contests. Vice Presidents, certain District and store managers and certain other employees, have been granted stock options. None of the Company's employees are represented by a union.

Item 2. Properties

      As of January 30, 1999, the Company operated 95 Levi's(R) Outlet and Dockers(R) Outlet by Designs stores, five Buffalo Jeans(R) Factory Outlet stores, nine Designs and BTC(TM) stores and four Boston Traders(R) outlet stores. All such stores are leased by the Company directly from shopping mall and outlet park owners. Designs and BTC(TM) store leases are generally ten years in length with no renewal options. Outlet store leases are usually for a series of shorter periods and certain leases contain renewal options extending their terms to between 10 and 15 years. Most of the Company's outlet store leases provide for annual rent based on a percentage of store sales, subject to guaranteed minimum amounts.

      Sites for store expansion are selected on the basis of several factors intended to maximize the exposure of each store to the Company's target customers. These factors include the demographic profile of the area in which the site is located, the types of stores and other retailers in the area, the location of the store within the mall and the attractiveness of the store layout. The Company also utilizes financial models to project the profitability of each location using assumptions such as mall sales per square foot averages, estimated occupancy costs and return on investment requirements. The Company believes that its selection of locations enables the Company's outlet and mall stores to attract customers from the general shopping traffic and to generate its own customers from surrounding areas.

      The lease for the Company's headquarters office, which began in November 1995, is for a period of ten years. The lease provides for the Company to pay all occupancy costs associated with the land and the 80,000 square foot building. The Company entered into an agreement, effective April 1, 1998, to sublease approximately 15,000 square feet to a sublessee for a term of five to eight years. The Company also entered into a second agreement effective July 1, 1998 to sublease an additional 15,300 square feet to a sublessee for a term of five to seven years. The Company leases two warehouse facilities to receive and distribute merchandise for all of the Company's store locations.

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

      In January 1998 Atlantic Harbor, Inc. filed a lawsuit against the Company for failing to pay the outstanding principal amount of the Purchase Note. In March 1998 the Company filed a counterclaim against Atlantic Harbor, Inc. alleging that the Company was damaged in excess of $1 million because of the breach of certain representations and warranties made by Atlantic Harbor, Inc. and its stockholders concerning the existence and condition of certain foreign trademark registrations and license agreements. Barring unforeseen circumstances, management of the Company does not believe that the result of this litigation will have a material adverse effect on the Company's results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

      On December 7, 1998, a consent with respect to 1,570,200 shares of Common Stock executed on behalf of Jewelcor Management, Inc., a Nevada corporation ("Jewelcor"), and its controlling shareholder, Seymour Holtzman, was delivered to the Company for the purpose of removing and replacing the members of the Company's Board of Directors other than Chairman Stanley I. Berger. A preliminary Consent Solicitation Statement was filed on December 7, 1998 by the Holtzman Group with the Securities and Exchange Commission. On December 11, 1998, the Board of Directors of the Company determined to oppose the consent solicitation (the "Consent Solicitation") by Jewelcor and Mr. Holtzman.

      The Consent Solicitation expired without the election of any new members to the Company's Board of Directors. Accordingly, Stanley I. Berger, Joel H. Reichman, James G. Groninger, Melvin I. Shapiro, Peter L. Thigpen and Bernard M. Manuel remained in office as members of the Company's Board of Directors following the termination of the Consent Solicitation.

      The Company did not enter into any settlement with Jewelcor or Mr. Holtzman terminating the Consent Solicitation.

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

Fiscal Year Ending
January 30, 1999                    High     Low
-------------------------------------------------------
First Quarter                       2 3/4    1 7/8
Second Quarter                      2 1/8    1 1/8
Third Quarter                       2 1/32   1 11/32
Fourth Quarter                      2 13/16    5/8

Fiscal Year Ending
January 31, 1998                    High     Low
-------------------------------------------------------
First Quarter                       6 5/8    4 1/4
Second Quarter                      5 1/4    4
Third Quarter                       5 1/8    3 3/4
Fourth Quarter                      4 1/2    2 1/16

As of April 28, 1999, based upon data provided by independent shareholder communication services and the transfer agent for the common stock, there were approximately 377 holders of record of common stock and 5677 beneficial holders of common stock.

The Company currently pays no cash dividends on its Common Stock. For a description of financial covenants in the Company's loan agreement that may restrict dividend payments, see Note D of Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data

                                                                      Fiscal Years Ended (1)

                                           January 30,      January 31,   February 1,   February 3,     January 28,
                                              1999             1998          1997          1996            1995
                                                       (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)

INCOME STATEMENT DATA:
Sales                                       $ 201,634        $ 265,726     $ 289,593    $ 301,074       $ 265,910
Gross profit, net of occupancy costs           42,249           38,358(3)     86,229       89,085          84,126
Pre-tax income (loss)                         (30,962)(2)      (46,885)(3)    10,859       16,940(4)       28,399(4)
Net Income (loss)                             (18,541)         (29,063)        6,254        9,773          16,903

Earnings pershare- basic                    $   (1.17)       $   (1.86)    $    0.40    $    0.62       $    1.06
Earnings pershare- diluted                  $   (1.17)       $   (1.86)    $    0.40    $    0.61       $    1.05
--------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding
 for earnings per share -basic                 15,810           15,649        15,755       15,770          15,914

Weighted average shares outstanding
 for earnings pershare -diluted                15,810           15,649        15,833       15,898          16,121
--------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA:
Working capital                             $  24,078        $  42,104     $  72,320    $  64,557       $  55,725
Inventories                                    57,925           54,972        79,958       58,008          52,649
Property and equipment, net                    17,788           35,307        39,216       36,083          26,503
Total assets                                   99,317          116,399       141,760      132,649         127,295
Long-term debt (5)                              1,000            1,000         1,000        1,000              --
Shareholders' equity                           63,956           82,380       111,045      106,085          95,702

OPERATING DATA:
Net sales per square foot                   $     187        $     220     $     234    $     265       $     256
Number of stores open at fiscal year end          113              126           151          157             120

(1) The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 31. The fiscal year ended February 3, 1996 covered 53 weeks.

(2) Pre-tax loss for fiscal 1998 includes the $13.4 million charge taken in the third quarter related to closing 30 unprofitable stores. Also included in the pre-tax loss for fiscal 1998 is the $5.2 million charge related to the closing of one Designs store, three BTC(TM) stores and four Boston Traders(R) outlet stores, all eight of which are expected to be closed by the end of the first quarter of fiscal 1999. In addition, the Company recognized $2.9 million in restructuring income in the fourth quarter which was the result of favorable lease negotiations associated with the original estimated $13.4 million charge.

(3) Pre-tax loss for fiscal 1997 includes the $20 million charge taken in the second quarter related to the Company's strategy shift and the fourth quarter charge of $1.6 million for the Company's reduction in work force. Of the $20 million charge, $13.9 million or 5.2% of sales, is reflected in gross margin.

(4) Includes $2.2 million and $3.2 million of non-recurring income related to the fiscal 1993 restructuring program recognized in the fiscal years ended February 3, 1996 and January 28, 1995, respectively.

(5) Includes current portion of long-term debt. Fiscal 1998, 1997, 1996 and 1995 include a $1 million promissory note issued in conjunction with the acquisition of certain assets of Boston Trading Ltd., Inc. on May 2, 1995.

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

                                                                                  FISCAL YEARS ENDED (1)
                                                           --------------------------------------------------------------------
                                                            Jan. 30,       Jan. 31,       Feb.1,         Feb. 3,       Jan. 28,
                                                              1999           1998          1997           1996           1995
                                                            (Fiscal        (Fiscal       (Fiscal        (Fiscal       (Fiscal
                                                              1998)          1997)         1996)          1995)         1994)
-------------------------------------------------------------------------------------------------------------------------------
Total Sales (In Thousands)                                 $ 201,634      $ 265,726      $ 289,593      $ 301,074     $ 265,910

Number of stores in operation at end of the fiscal year:

Store Type
Designs and BTC(TM)                                                9             22             44             49            51
Levi's(R) Outlet and Dockers(R) Outlet by Designs(2)              95             58             58             58            61
Buffalo Jeans(R) Factory Stores                                    5             --             --             --            --
Boston Trading Co.(R)                                             --             11
Boston Traders(R) outlets                                          4             12             27             35            --
Joint Venture:
  Original Levi's Stores(R)(2)                                    --             11             11             11             8
  Levi's(R) Outlet stores(2)                                      --             11             10              4
                                                           --------------------------------------------------------------------
Total stores                                                     113            125            150            157           120
Comparable stores                                                 80            112            142             97            91

Changes in total sales                                           (24%)           (8%)           (4%)           13%           10%
Changes in comparable store sales                                (18%)          (10%)           (5%)          0.5%           (5%)

(1) The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 31. The fiscal year ended February 3, 1996 covered 53 weeks. Comparable store sales for fiscal 1996 were based upon 52-week comparisons.

(2) During the third quarter of fiscal 1998, the Company and Levi Strauss & Co. agreed to dissolve and wind up the Joint Venture between subsidiaries of the two companies. As part of the dissolution process, on October 31, 1998, the Joint Venture distributed 11 Levi's(R) Outlet stores to the Company and three Original Levi's Stores(R) to Levi's Only Stores, Inc., a wholly-owned subsidiary of Levi Strauss & Co. The remaining eight Original Levi's Stores(R) owned by the Joint Venture were closed by the end of fiscal 1998. On September 30, 1998, the Company acquired from Levi's Only Stores, Inc. 16 Dockers(R) Outlet stores and nine Levi's(R) Outlet stores.

RESULTS OF OPERATIONS

OUTLET STORE EXPANSION, JOINT VENTURE WIND UP AND UNPROFITABLE STORE CLOSINGS

During fiscal 1998, the Company completed the following transactions that narrowed the Company's business to one focused on its Levi's(R) and Dockers(R) Outlet by Designs Stores.

On September 30, 1998, the Company purchased 16 Dockers(R) Outlet stores and nine Levi's(R) Outlet stores from a subsidiary of Levi Strauss & Co. for approximately $9.7 million. These 25 stores have generated $7.7 million in sales for the four month period ended January 30, 1999. The Company believes, barring unforeseen circumstances, that this group of stores will produce approximately $2.8 million in earnings and $3.6 million in cash flow in fiscal 1999. The acquisition included the purchase of $5.1 million of inventory and $4.6 million of fixed assets associated with these stores. The Company also assumed the real estate leases associated with these stores. The Company sees opportunities to improve the performance of the 25 stores as these stores are integrated into its existing store operations, thereby leveraging the Company's existing outlet store infrastructure in areas such as store operating and payroll expenses.

Also during the third quarter of fiscal 1998, the Company and Levi Strauss & Co. agreed to dissolve and wind up the Joint Venture between subsidiaries of the two companies (the "OLS Partnership"). As part of the dissolution process, on October 31, 1998, the joint venture distributed 11 Levi's(R) Outlet stores to the Company with a net book value of approximately $6.4 million. The 11 Levi's(R) Outlet stores generated a total of approximately $751,000 in earnings and $1.3 million in cash flow throughout all of fiscal year 1998. The Company believes, barring unforeseen circumstances, that this group of stores will produce approximately $1.0 million in earnings and $1.5 million in cash flow in fiscal 1999. Since the Company previously owned only a 70% interest in these stores, the only pro-forma adjustment for future earnings is the additional 30% of earnings and cash flow that will be derived from these stores, which are now wholly-owned by the Company.

In addition, the Joint Venture distributed to LDJV Inc., a subsidiary of Levi's Only Stores, Inc., three Original Levi's Stores(R) located in New York City and Boston, Massachusetts. The net book value of these distributed stores was approximately $5.5 million, which was greater than LDJV Inc.'s equity ownership in the Joint Venture. Consequently, LDJV Inc. made a $2.9 million capital contribution to the Joint Venture on October 31, 1998. These three Original Levi's Stores(TM) represented approximately $20 million in sales annually. These stores had annual earnings and cash flows of approximately $1.9 million and $3.0 million, respectively, of which the Company's 70% interest in these stores was approximately $1.3 million and $2.1 million, respectively.

As part of the termination of its operations, the Joint Venture closed eight remaining Original Levi's Stores(R) through negotiated lease terminations and expirations. The Joint Venture recorded a charge in connection with these store closings, which is discussed below. The Company anticipates that the Joint Venture will have sufficient cash to satisfy its remaining obligations. However, if the Joint Venture does not have sufficient cash to pay its obligations, the Company would be required to contribute additional funds in proportion to its 70% partnership interest.

During the third quarter of fiscal 1998, the Company also announced its plans to close 14 unprofitable Designs stores and eight unprofitable Boston Trading Co.(R)/BTC(TM) stores through lease terminations and expirations. This store closing strategy resulted in the Company recording a pre-tax charge of $13.4 million, or $0.47 per share after tax, related to the closing of 14 Designs stores, eight Boston Trading Co.(R)/BTC(TM) and the eight Original Levi's Stores(R) owned by the Joint Venture. The total revised estimated cost to close these stores is $10.5 million, which is $2.9 million less than the original charge, primarily due to favorable landlord negotiations on lease termination payments. As a result, the Company recognized pre-tax income of $2.9 million, or $0.06 per share, in the fourth quarter of fiscal 1998. Total estimated cash costs are $4.2 million related to lease terminations, employee severance and other related expenses. The remainder of the $10.5 million charge consists of non-cash costs of approximately $6.3 million in store fixed asset write-offs. All of these stores were closed by the end of fiscal 1998. At January 30, 1999, the remaining reserve balance related to these store closings is $1.9 million which primarily relates to landlord settlements and severance payments that will be paid in fiscal 1999.

During the fourth quarter of fiscal 1998, the Company recorded additional store closing and severance reserves of $5.2 million, or $0.20 per share, related to the decision to close three BTC(TM) mall stores, one Designs mall store, and four Boston Traders(R) Outlet stores and to further reduce corporate headcount. This pre-tax charge included cash costs of approximately $2.9 million related to lease terminations and corporate severance, and $2.3 million of non-cash costs related to store fixed asset write-offs and markdowns.

The combined earnings and cash flow benefits of these third and fourth quarter charges are expected, barring unforeseen circumstances, to be $8.5 million and $13.8 million, respectively, for each of the fiscal years 1999 and 2000.

On October 31, 1998 the Company and Levi Strauss & Co. amended the trademark license agreement (as amended, the "Outlet License Agreement") that authorizes the Company to use certain Levi Strauss & Co. trademarks in connection with the operation of the Company's Levi's(R) Outlet by Designs and Dockers(R) Outlet by Designs stores in 25 states in the eastern portion of the United States. Subject to certain default provisions, the term of the Outlet License Agreement was extended to September 30, 2004, and the license for any particular store is the period co-terminous with the lease term for such store (including extension options).The Outlet License Agreement now provides that the Company has the opportunity to extend the term of the license associated with one or more of the Company's older Levi's(R) Outlet by Designs stores by either renovating the store or replacing the store with a new store with an updated format and fixturing. In order to extend the license associated with each of the Company's 59 older outlet stores, the Company must, subject to certain grace periods, complete these renovations or the construction of replacement stores by December 31, 2004. As leases expire, the Company may lose the right to use the Levi's(R) trademark in connection with certain Levi's(R) Outlet by Designs stores unless the store is either renovated or replaced as described above. At January 30, 1999, the average remaining lease term (including extension options) of the Company's Levi's(R) Outlet by Designs and Dockers(R) Outlet by Designs stores was approximately 9.5 years.

The Company, with the approval of Levi Strauss & Co., initiated a program to remodel or replace its 59 oldest Levi's(R) Outlet by Designs stores beginning in fiscal 1998. The Company intends, barring unforseen circumstances, to move, remodel or replace these stores over the next five years beginning in fiscal 1999. To date, the Company has closed one of its older 59 Levi's(R) Outlet by Designs stores and opened three new Levi's(R)/Dockers(R) Outlet by Designs stores.

Recent Developments

On December 7, 1998, a consent with respect to 1,570,200 shares of Common Stock executed on behalf of Jewelcor Management, Inc., a Nevada corporation ("Jewelcor"), and its controlling shareholder, Seymour Holtzman, was delivered to the Company for the purpose of removing and replacing the members of the Company's Board of Directors other than Chairman Stanley I. Berger. A preliminary Consent Solicitation Statement was filed on December 7, 1998 by the Holtzman Group with the Securities and Exchange Commission. On December 11, 1998, the Board of Directors of the Company determined to oppose the consent solicitation (the "Consent Solicitation") by Jewelcor and Mr. Holtzman.

The Consent Solicitation expired without the election of any new members to the Company's Board of Directors. Accordingly, Stanley I. Berger, Joel H. Reichman, James G. Groninger, Melvin I. Shapiro, Peter L. Thigpen and Bernard M. Manuel remained in office as members of the Company's Board of Directors following the termination of the Consent Solicitation.

The Company did not enter into any settlement with Jewelcor or Mr. Holtzman terminating the Consent Solicitation.

On December 11, 1998, the Company announced that its Board of Directors had formed a committee of independent outside directors to consider the Company's strategic alternatives, including a possible sale of the Company, with a view towards maximizing shareholder value in the near term.

SALES

Set forth below is the Company's total sales and comparable store sales for fiscal 1998, 1997 and 1996. Of the 113 stores the Company operated as of January 30, 1999, 80 were comparable stores.

                                    Fiscal       Percentage       Fiscal     Percentage     Fiscal
(in thousands)                       1998          Change          1997        Change        1996
--------------                       ----          ------          ----        ------        ----
Outlet store segment              $ 153,581        (13.4%)      $ 177,326      (9.1%)    $ 195,110
Specialty store segment               8,718        (14.0%)         10,141      (4.7%)       10,645
Closed and other segment(1)          39,335        (49.7%)         78,259      (6.7%)       83,838
                                  ---------                     ---------                ---------

Total Sales                       $ 201,634                     $ 265,726                $ 289,593
Change in Total Sales                 (24%)                          (8%)                     (4%)
Change in Comp Sales                  (18%)                         (10%)                     (5%)

(1) Includes all stores closed as part of the Company's store closing programs in fiscal 1998 and 1997 and the eight stores that the Company expects to close during fiscal 1999, see discussion above.

The decrease in sales in fiscal 1998 was due to an 18% decrease in comparable store sales and 37 store closings, partially offset by sales from the 25 acquired Levi's(R) and Dockers(R) outlet stores. The decrease in sales in fiscal 1997 was due to a 10% decrease in comparable store sales and 31 store closings, partially offset by sales from new stores that were opened during the fiscal year. Comparable store sales decreases in fiscal 1998 and 1997 were due primarily to lower sales in men's Levi's(R) brand jeans and tops associated with limited merchandise mix and reduced demand for Levi's(R) brand product. These sales decreases were partially offset by increased sales of women's Levi's(R) brand jeans and men's and women's Dockers(R) brand apparel. Based on current sales trends and merchandise commitments, the Company anticipates an increase in comparable store sales for fiscal 1999.

GROSS MARGIN

Set forth below are gross margin dollars and gross margin rates as a percentage of total sales for the fiscal years 1998, 1997 and 1996.

                                  Fiscal 1998                 Fiscal 1997                Fiscal 1996
                                         Percentage                   Percentage                Percentage
(in thousands)              Dollars       of sales      Dollars        of sales       Dollars    of sales
                            -------       --------      -------        --------       -------    --------

Merchandise margin         $ 76,076         37.7%       $ 78,608        29.6%        $124,550       43.0%
Occupancy costs             (33,827)       (16.8%)       (40,250)      (15.2%)        (38,321)     (13.2%)
                           --------         ----        --------        ----         --------       ----
Gross margin               $ 42,249         20.9%       $ 38,358        14.4%        $ 86,229       29.8%

The improved merchandise margin in fiscal 1998 as compared to fiscal 1997 is due to the shift in the Company's store portfolio away from lower margin mall-based stores towards the traditionally higher margin outlet store operations and approximately an $800,000 benefit from LIFO. Included in gross margin for fiscal 1998 is approximately $800,000 for markdowns associated with the closing of eight additional stores, which was discussed above. The decrease in fiscal 1997 merchandise margin was primarily attributable to a $13.9 million charge for markdowns and fabric cancellation costs related to Boston Traders(R) brand merchandise which was included in the second quarter charge for the termination of the Company's private label product development program, discussed below under "Restructuring"; approximately $5.6 million related to fourth quarter adjustments for inventory shrinkage against physical inventory results and reserves against pending resolution of vendor discussions regarding proof of delivery of certain goods and increases in promotional markdowns associated with Levi's(R) brand products in fiscal 1997. The Company experienced decreases in initial margin on certain Levi's(R) brand merchandise in fiscal 1998 and 1997 as compared to fiscal 1996.

Occupancy costs as a percentage of sales continued to increase in fiscal 1998 as compared to fiscal 1997 and 1996, as a result of fixed occupancy costs on a lower sales base due to comparable store sales decreases.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses as a percentage of sales were 23.8% or $48.0 million in fiscal 1998, 24.7% or $65.7 million in fiscal 1997 and 22.8% or $66.0 million in fiscal 1996. The decrease in selling, general and administrative expenses as a percentage of sales in fiscal 1998 was due to reduced store payroll expense from lower staffing in response to sales decreases. Also contributing to this decrease was a series of expense reduction actions started in fiscal 1997 that continue. In fiscal 1998, the Company incurred expenses in connection with the consent solicitation discussed above. In fiscal 1997, expenses on a dollar basis decreased slightly by $0.3 million as compared to fiscal 1996 as a result of the Company's cost reduction efforts that were initiated in fiscal 1997. Also in fiscal 1997, the Company recorded an impairment charge of $378,000 in accordance with Statement of Financial Accounting Standards No. 121, ("SFAS 121")"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This charge reflects the estimated unrecoverable carrying value of a store's assets as compared to the fair value of those assets based on projected discounted future cash flows. In the fourth quarter of fiscal 1998, the Company recorded a fourth quarter charge that included $260,000 related to a further reduction of corporate headcount.

FISCAL 1997 RESTRUCTURING

In the second quarter of fiscal 1997, the Company recorded a pre-tax charge of $20 million related to its shift in strategy away from the vertically integrated Boston Traders(R) private label concept to a strategy with greater emphasis on name brands. This decision involved the liquidation of Boston Traders(R) brand products, the closure of the Company's New York City product development office and the closure of 17 Designs and 16 Boston Traders(R) Outlet stores. Total actual costs to close related to this shift in strategy and the closure of the stores were $19.9 million, which included cash costs of $6.0 million related to lease terminations, the cost of canceling private label fabric commitments, severance associated with the closing of the New York office, and other miscellaneous expenses. The remainder of the $19.9 million charge consisted of non-cash costs of approximately $13.9 million, which included $12.4 million of markdowns at cost related to the liquidation of Boston Traders(R) brand product and $1.5 million for write-offs of store fixed assets. Merchandise markdowns and costs associated with the cancellation of fabric commitments, which total approximately $13.9 million, were accounted for in cost of goods sold for the fiscal year ending January 31, 1998. The remaining amounts related to lease termination costs, asset impairment charges, severance and other costs, were accounted for in the restructuring charge in the Company's Consolidated Statements of Operations for the year ending January 31, 1998.

In the fourth quarter of fiscal year 1997, the Company incurred an additional pre-tax charge of $1.6 million relating primarily to severance, benefits and other costs associated with a reduction in its home office and field staff. This reduction in force resulted in the elimination of 47 positions, or approximately 25%, of the Company's headquarters and field management staff. This charge was accounted for in the restructuring charge in the Company's Consolidated Statements of Operations for the year ended January 31, 1998. Total actual costs related to this reduction in staff were $1.4 million as compared to the original charge of $1.6 million.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for fiscal year 1998 decreased to $9.7 million from $11.2 million in fiscal 1997 and $10.4 million in fiscal 1996, primarily due to store closings in fiscal 1997 and fiscal 1998. "See Liquidity and Capital Resources -- Capital Expenditures."

INTEREST EXPENSE

Interest expense for fiscal 1998 was $697,000 as compared to $851,000 in fiscal 1997 and $197,000 in fiscal 1996. This decrease as compared to fiscal 1997 is primarily a result of lower average borrowing levels and decreased interest rates under the Company's credit facility as compared to the prior year. The Company had no borrowings under its credit facility in fiscal year 1996. See "Liquidity and Capital Resources." The Company anticipates, barring unforeseen circumstances, that interest expense will increase in fiscal 1999 as a result of increased average borrowings under the credit facility as compared to fiscal 1998.

INTEREST INCOME

Interest income for fiscal 1998 decreased to $121,000 from $145,000 in fiscal 1997 and $1.2 million in fiscal 1996. This decrease was attributable to limited investment activity during fiscal 1998 as compared to the two prior years. The Company anticipates that interest income will be minimal through fiscal 1999. See "Liquidity and Capital Resources."

NET INCOME (LOSS)

The Company reported a loss of $18.5 million or $1.17 per share for fiscal 1998 as compared with a loss of $29.1 million or $1.86 per share in fiscal 1997 and net income of $6.3 million or $0.40 per share in fiscal 1996. Assuming current sales trends in fiscal 1999 continue, the Company currently estimates total sales for fiscal 1999 to be approximately $200 million. The Company currently expects, barring unforeseen circumstances, to earn a profit of at least $0.25 per share for the fiscal year ending January 29, 2000. Below is a summary of certain pre-tax charges included in the net loss for fiscal years 1998 and 1997.

                                                         Fiscal          Fiscal       Fiscal
(in thousands)                                            1998            1997         1996
----------------------------------------------------------------------------------------------
Store closing and severance reserve
   recorded in the fourth quarter of fiscal 1998         $  5,200           --           --
Store closing reserve recorded in
   the third quarter of fiscal 1998                        13,400           --           --
Excess store closing reserve taken into income
   in the fourth quarter of fiscal 1998                    (2,900)          --           --
Reduction in force recorded in the fourth
   quarter of fiscal 1997                                      --      $ 1,600           --
Store closing reserve and abandonment of
   vertical integration in the second quarter
   of fiscal 1997                                              --       20,000           --
----------------------------------------------------------------------------------------------
Total charges                                            $ 15,700      $21,600       $   --

Earnings (loss) per share impact of charges, adjusted
   for minority interest portion of related charges     ($   0.61)    ($  0.81)      $   --
----------------------------------------------------------------------------------------------

Earnings (loss) per share, exclusive of the above
   charges                                              ($   0.56)    ($  1.05)      $ 0.40

SEASONALITY

                            --------------------------------------------------------------------------------
                                  FISCAL 1998                  FISCAL 1997                FISCAL 1996
------------------------------------------------------------------------------------------------------------
                                                      (SALES DOLLARS IN THOUSANDS)
First quarter                $ 43,400      21.5%        $ 55,470         20.9%        $ 59,336     20.5%
Second quarter                 47,078      23.4%          64,543         24.3%          66,524     23.0%
Third quarter                  58,714      29.1%          77,459         29.1%          84,958     29.3%
Fourth quarter                 52,442      26.0%          68,254         25.7%          78,755     27.2%
                            --------------------------------------------------------------------------------
                             $201,634     100.0%        $265,726        100.0%        $289,593    100.0%

A comparison of sales in each quarter of the past three fiscal years is presented above. The amounts shown are not necessarily indicative of actual trends, since such amounts also reflect the addition of new stores and the remodeling and closing of others during these periods. Historically, the Company has experienced seasonal fluctuations in revenues and income, exclusive of non-recurring charges, with increases occurring during the Company's third and fourth quarters as a result of "Fall" and "Holiday" seasons. In recent years, the Company's focus has shifted towards its outlet store business and the percentage of mall-based business has declined. Accordingly, the Company's third and fourth quarters, although continuing to generate a greater proportion of total sales, have become less significant to total sales as had previously been the case. This change is due to the seasonality of the Company's outlet business as compared with the mall-based specialty stores. A comparison of quarterly sales, gross profit, net income (loss) and net income (loss) per share for the past two fiscal years is presented in Note P of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash needs are for operating expenses, including cash outlays associated with inventory purchases, and capital expenditures for new and remodeled stores. The Company expects that cash flow from operations, short-term revolving borrowings and trade credit will enable it to finance its current working capital, remodeling and expansion requirements.

The following table sets forth financial data regarding the Company's liquidity position at the end of the past three fiscal years:

                                                         FISCAL YEARS
                              --------------------------------------------------------------------
                                      1998                   1997                  1996
--------------------------------------------------------------------------------------------------
                                                    (DOLLARS IN THOUSANDS)

Cash provided by (used in)
   operations                             $ 1,820              $ (7,182)            $  (1,823)
Working Capital                            24,078                42,104                72,320
Current Ratio                               1.7:1                 2.4:1                 4.0:1

To date, the Company has financed its working capital requirements, acquisitions and expansion program with cash flow from operations, borrowings under the Company's credit facility, and proceeds from common stock offerings. Cash provided by (used in) operating activities was $1.8 million, ($7.2) million and ($1.8) million in fiscal 1998, 1997 and 1996, respectively. The Company's improved cash flow from operations in fiscal 1998 is principally due to improved operating results and an income tax refund of $12.9 million related to fiscal 1997 operating losses.

At January 30, 1999, the Company was in a net borrowing position of $13.7 million compared to a net borrowing position of $8.4 million at January 31, 1998. The increased level of borrowing in fiscal 1998 is due to the Company's acquisition of 25 outlet stores in September 1998 for $9.7 million as well as cash outlays associated with its fiscal 1997 and 1998 restructuring programs. The following table provides a comparative analysis of the Company's cash and borrowings at the end of fiscal years 1998 and 1997:

(in thousands)                           January 30, 1999    January 31, 1998
-----------------------------------------------------------------------------
Cash and cash equivalents                         $   153              $1,473
Borrowings under credit facility                   12,825               8,828
Promissory note payable                             1,000               1,000
                                                  -------              ------

Net borrowing position                            $13,672              $8,355
                                                  =======              ======

At January 30, 1999, total inventories increased 5.4% to $58.0 million from $55.0 million at January 31, 1998. This increase was comprised of the following components:

                                              Number                             Number
(in thousands)          January 30, 1999    of stores    January 31, 1998      of stores
----------------------------------------------------------------------------------------
Outlet stores                    $53,146         100              $38,324           70
Specialty stores                   1,802           5                2,394            5
Closed stores                      2,977           8               14,456           50
                                 -------         ---              -------          ---
Total inventories                $57,925         113              $54,972          125
                                 =======         ===              =======          ===

The majority of the increase in inventories at January 30, 1999 as compared to the prior year is the result of the acquisition of 25 outlet stores offset by 37 closed stores during fiscal 1998. The Company continues to evaluate and, within the discretion of management, act upon opportunities to purchase substantial quantities of Levi's(R) and Dockers(R) brand products for its Levi's(R) Outlet and Dockers(R) Outlet stores.

The Company's trade payables to Levi Strauss & Co., its principal vendor, generally are due 30 days after the date of invoice. In fiscal 1998, the Company was current with all outstanding merchandise payables to vendors. The Company expects, barring unforeseen circumstances, that any purchases of branded merchandise from vendors other than Levi Strauss & Co. will be limited and in accordance with customary industry credit terms.

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

In the third quarter of fiscal 1998, the Credit Agreement was amended to, among other things, permit and acknowledge the Company's acquisition of the 25 outlet stores from LOS and the transactions associated with the agreement to dissolve and wind up the OLS Partnership. These amendments included an increase in the minimum tangible net worth that the Company must maintain, which was adjusted to recognize the value of the assets distributed to the Company by the OLS Partnership. Prior to these amendments, the tangible net worth of the OLS Partnership was excluded from the calculation of the Company's tangible net worth for purposes of these financial covenants. Subject to certain limitations and conditions, the Credit Agreement permits the Company, without the prior permission of its lenders, to consummate certain acquisitions and to repurchase shares of the Company's Common Stock. These amendments, among other things, reduced the amount that the Company may expend for such purposes without obtaining the prior permission of its lender.

At January 30, 1999, the Company had borrowings of approximately $12.8 million outstanding under this facility and had two outstanding standby letters of credit totaling approximately $84,000. The Company was in compliance with all debt covenants under the Credit Agreement at the end of the fiscal year.

On May 2, 1995, the Company delivered a non-negotiable promissory note in the principal amount of $1,000,000 in connection with the acquisition of certain assets of Boston Trading Ltd., Inc. ("Boston Trading") in accordance with the terms of an Asset Purchase Agreement dated April 21, 1995 among Boston Trading, its stockholders, Designs Acquisition Corp., and the Company (the "Purchase Agreement"). The principal amount of the Purchase Note is payable in two equal annual installments through May 1997. The note bears interest at the published prime rate and is payable semi-annually from the date of acquisition.

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

In March 1998, the Company received a federal income tax refund of approximately $12.9 million because of losses incurred by the Company during fiscal 1997, which were carried back against federal income tax payments in prior years. The Company used a portion of the cash received to reduce outstanding borrowings under its credit facility.

During the first quarter of fiscal year 1998, the Internal Revenue Service (IRS) completed an examination of the Company's federal income tax returns for fiscal years 1991 through 1995. Taxes on the adjustments proposed by the IRS, excluding interest, amount to approximately $4.9 million. The IRS has challenged the fiscal tax years in which various income and expense deductions were recognized, resulting in potential timing differences of previously paid federal income taxes. The Company intends to protest the proposed adjustments through the IRS appeals process. The Company believes that these adjustments will be reduced through the appeals process and, in the opinion of management, adequate provisions have been made for all income taxes and interest. The Company believes that any adjustments to prior periods that may arise as a result of this process, will not have a material impact on the results of operation and financial condition of the Company.

Year 2000 Issue

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

      The Company's primary data processing systems for financial reporting, and merchandise management have been upgraded with new releases of year 2000 compliant software. Other significant systems utilized by the Company, which include point of sale register systems, are in the process of being upgraded and will be complete in the second quarter of fiscal 1999. The payroll system is in the process of being reviewed and the Company plans to upgrade this system in fiscal 1999.

      Management is reviewing embedded systems impacted by the year 2000 issue and a plan has been developed to address embedded systems based upon how critical they are to the business. During the second quarter of fiscal 1999 the Company expects to implement a plan to determine the year 2000 readiness of the Company's vendors including Levi Strauss & Co. and the Company's other merchandise vendors.

II. Cost to Address Year 2000 Issues: The Company expects to spend approximately $600,000 in total, which will be expensed in the Company's financial statements as incurred, in the conversion and upgrade costs. Through the end of fiscal year 1998, the Company has spent and expensed approximately $300,000 in this area. The Company expects that cash flow from operations, and short-term revolving borrowings will enable it to fund its Year 2000 remediation.

III. Risks related to the Company's Year 2000 Issues: The Company's ability to operate would be impacted by the lack of electronic transmission of data from its merchandise vendors and would result in the implementation of manual processes to account for receipt of merchandise. The implementation of manual processes would result in a slow down of product shipments to the Company's stores, which could have an adverse impact on sales. In a worse case scenario, telecommunications or electrical power interruptions on a regional or national scale could adversely affect all merchants' ability to operate.

IV. Company's Contingency Plan: The Company's contingency plan in the event that a slow down of shipments from Levi Strauss & Co. occurs includes increasing purchases in advance of the beginning of the year 2000 to ensure adequate supplies of merchandise would be available.

CAPITAL EXPENDITURES

The following table sets forth the stores opened, remodeled and closed and the associated capital expenditures incurred for the fiscal years presented:

                                              1998         1997         1996
-------------------------------------------------------------------------------
Designs                                        --           --           --
Boston Trading Co.(R)                          --            6           --
Boston Traders(R)outlets                       --            1            1
Joint Venture:
   Original Levi's Stores(TM)                  --           --           --
   Levi's(R)Outlet stores                      --            1            6
                                            ----------------------------------
Total new stores (1)                           --            8            7

Remodeled Levi's(R) Outlet
   by Designs                                  --            5            5
Remodeled Designs                              --           --           --
Remodeled Boston Traders(R)
   Outlets                                     --            6            1
                                            ----------------------------------
Total remodeled stores                         --           11            6
                                            ----------------------------------
Total closed stores                            37           32           15
                                            ----------------------------------

Capital expenditures (000's)                $  --       $6,554       $2,775
                                            ----------------------------------

(1) Excludes 16 Dockers(R) Outlet stores and nine Levi's(R) Outlet stores acquired by the Company on September 30, 1998.

Exclusive of the acquisition described above, the Company did not remodel or open any new stores in fiscal 1998. The Company incurred capital expenditures of $510,000 in fiscal 1998 related to miscellaneous store capital improvements, leasehold improvements and technology expenditures.

The Company's present plans for expansion in fiscal 1999, barring unforeseen circumstances, includes opening three new Levi's(R)/Dockers(R) Outlet by Designs stores and relocating seven existing Levi's(R) Outlet by Designs stores to new outlet centers in the Eastern United States. The capital expenditures related to these new stores are expected, barring unforeseen circumstances, to total approximately $1.7 million. This amount is net of committed landlord allowances that the Company expects to receive during fiscal 1999.

The approximate cost to remodel or build a new Levi's(R)/Dockers(R) Outlet store is approximately $35 per square foot. If the Company remodels or replaces twelve of its 59 oldest Levi's(R) Outlet by Designs stores each year beginning in fiscal 1999, the capital expenditures associated with this construction, excluding any landlord allowances that the Company may receive, are expected to be approximately $4.2 million per year for each of the next five years. See Recent Developments above.

The Company continues to seek opportunities to open and operate outlet stores for other manufacturers of branded apparel. The Company continues to evaluate the performance of its existing stores and to consider ways to enhance its businesses. As a result of this process, certain store locations could be closed or relocated within a shopping center in the future.

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company will be required to adopt SFAS No. 133 in fiscal 2000. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the Company's results of operations or financial position.

Effects of Inflation

Although the Company's operations are influenced by general economic trends, the Company does not believe that inflation has had a material effect on the results of its operations in the last three fiscal years.

Risks and Uncertainties

The foregoing discussion of the Company's results of operations, liquidity, capital resources and capital expenditures includes certain forward-looking information. Such forward-looking information requires management to make certain estimates and assumptions regarding the Company's expected strategic direction and the related effect of such plans on the financial results of the Company. Accordingly, actual results and the Company's implementation of its plans and operations may differ materially from forward-looking statements made by the Company. The Company encourages readers of this information to refer to the Company's Current Report on Form 8-K, previously filed with the United States Securities and Exchange Commission on May 1, 1998, which identifies certain risks and uncertainties that may have an impact on future earnings and the direction of the Company.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

         Not applicable.

Item 8.  Financial Statements and Supplementary Data

         The financial statements and other information required by this item are listed in the "Index to Financial Statements" on page 34 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

PART III.

Item 10. Directors and Executive Officers of the Registrant

Information with respect to directors and executive officers of the Company is incorporated herein by reference to the Company's definitive proxy statement expected to be filed within 120 days of the end of the fiscal year ended January 30, 1999.

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the Company's definitive proxy statement expected to be filed within 120 days of the end of the fiscal year ended January 30, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's definitive proxy statement expected to be filed within 120 days of the end of the fiscal year ended January 30, 1999.

Item 13. Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days of the fiscal year ended January 30, 1999.

                                    PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

14(a)(1) Financial Statements

The list of consolidated financial statements and notes required by this Item 14(a)(1) is set forth in the "Index to Financial Statements" on page XX of this Report.

14(a)(2) Financial Statement Schedules

Schedule II- Valuation and Qualifying Accounts for the three years ended January 30, 1999, January 31, 1998 and February 1, 1997 on page 28 of this Report.

All other schedules, other than the one listed above, have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements or notes thereto.

14(a)(3) Exhibits

The list of exhibits required by this Item 14(a)(3) is set forth in the "Index to Exhibits" on pages 29 to 32 of this Report.

14(b) Reports on Form 8-K

The Company reported under Item 5 of Form 8-K, dated December 3, 1998, that the Company (i) purchased nine Levi's(R) Outlet stores and 16 Dockers(R) Outlet stores from Levi's Only Stores, Inc. (LOS), (ii) entered into an Amendment and Distribution Agreement with LDJV Inc., a wholly owned subsidiary of LOS to dissolve and wind up the OLS Partnership, (iii) entered into a Guaranty on October 31, 1998, in connection with the Distribution Agreement, (iv) entered into an Amended and Restated Trademark License Agreement with Levi Strauss & Co. dated October 31, 1998, (v) entered into a First Amendment on September 29, 1998 to the Amended and Restated Loan and Security Agreement, dated June 4, 1998 and
(vi) entered into a Second Amendment on October 31, 1998 to the Amended and Restated Loan and Security Agreement, dated June 4, 1998.

                                   SCHEDULE II
                                  DESIGNS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                   For the Three Years Ended January 30, 1999

                                     Balance at                                               Balance
                                    Beginning of             Net            Charges/          At End
         Description                    Year              Provision        Write-offs          Year
--------------------------------------------------------------------------------------------------------

Accrued Restructuring Reserves
Year ended February 1, 1997                    --                --               --              --
Year ended January 31, 1998                    --         $  21,600(1)    $ ( 18,672)       $  2,629(3)
Year ended January 30, 1999              $  2,629            15,706(2)      ( 11,174)          7,161(4)

(1) In Fiscal 1997, the Company recorded charges of $21.6 million related to severance and its shift in strategy away from the vertically integrated Boston Traders(R) private label concept to a strategy with greater emphasis on name brands. Included in this charge was $13.9 million for merchandise markdowns and costs associated with the cancellation of fabric commitments which were included in cost of goods sold for the fiscal year ending January 31, 1998.
(2) Included in the severance and store closing charge for fiscal 1998 of $15.7 million, is a markdown reserve of $808,000 which was included in cost of goods sold for the fiscal year ending January 30, 1999.
(3) Included in the reserve balance at year end is a markdown reserve of $830,000 which was included in inventory on the consolidated balance sheet.
(4) Included in the reserve balance at year end is a markdown reserve of $808,000 which was included in inventory and $1,981,000 of fixed asset reserves which were included in fixed assets on the consolidated balance sheet.

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

10.4      Senior Executive Incentive Plan for the fiscal year ending
          January 29, 2000.

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

10.29 Separation Agreement dated as of February 9, 1998 between the Company and Mark S. Lisnow (included as Exhibit 10.26 to the Company's Annual Report on Form 10-K dated May 1, 1998, and
          incorporated herein by reference).                               *

10.30 Indemnification Agreement between the Company and James G. Groninger, dated December 10, 1998.

10.31 Indemnification Agreement between the Company and Bernard M. Manuel, dated December 10, 1998.

10.32 Indemnification Agreement between the Company and Peter L. Thigpen, dated December 10, 1998.

10.33 Indemnification Agreement between the Company and Melvin Shapiro, dated December 10, 1998.

10.34 Indemnification Agreement between the Company and Joel H. Reichman, dated December 10, 1998.

10.35 Indemnification Agreement between the Company and Scott N. Semel, dated December 10, 1998.

10.36 Indemnification Agreement between the Company and Carolyn R. Faulkner, dated December 10, 1998.

11        Statement re: computation of per share earnings.

21        Subsidiaries of the Registrant.

23.1      Consent of Arthur Andersen LLP

23.2      Consent of PricewaterhouseCoopers LLP

27        Financial Data Schedule.

99        Report of the Company on Form 8-K, dated May 1, 1998
          concerning certain cautionary statements of the Company to be taken into account in conjunction with consideration and review of the Company's publicly-disseminated documents
          (including oral statements made by others on behalf of the
          Company) that include forward looking information.               *

*         Previously filed with the Securities and Exchange Commission.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DESIGNS, INC.
April 30, 1999

                                        By: /s/ JOEL H. REICHMAN
                                           ----------------------------
                                           Joel H. Reichman
                                           President and Chief Executive Officer

           Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated, on April 30, 1999.

Signatures


/s/ JOEL H. REICHMAN
----------------------------------  President and Chief Executive Officer
Joel H. Reichman                    and Director (Principal Executive Officer)


/s/ CAROLYN R. FAULKNER
----------------------------------  Vice President, Chief Financial Officer
Carolyn R. Faulkner                 and Treasurer


----------------------------------  Chairman of the Board and Director
Stanley I. Berger


/s/ JAMES G. GRONINGER
----------------------------------  Director
James G. Groninger


/s/ MELVIN SHAPIRO
----------------------------------  Director
Melvin Shapiro


/s/ BERNARD M. MANUEL
----------------------------------  Director
Bernard M. Manuel


/s/ PETER L. THIGPEN
----------------------------------  Director
Peter L. Thigpen

                                  DESIGNS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page
                                                                    ----

Management's Responsibility for Financial Reporting                  35

Reports of Independent Public Accountants                            36

Consolidated Financial Statements

    Consolidated Balance Sheets at January 30, 1999
      and January 31, 1998                                           39

    Consolidated Statements of Operations for the three years ended
      January 30, 1999, January 31, 1998 and February 1, 1997        40

    Consolidated Statements of Changes in Stockholders'
      Equity for the three years ended January 30, 1999,
      January 31, 1998 and February 1, 1997                          41

    Consolidated Statements of Cash Flows for the three years
      ended January 30, 1999, January 31, 1998 and
      February 1, 1997                                               42

Notes to Consolidated Financial Statements                           43

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

Arthur Andersen LLP, independent public accountants, have been engaged to examine the financial statements of the Company. The Report of Independent Public Accountants expresses an opinion as to the fair presentation of the financial statements in accordance with generally accepted accounting principles and is based on an audit conducted in accordance with generally accepted auditing standards.


/s/ JOEL H. REICHMAN                            /s/ CAROLYN R. FAULKNER
Joel H. Reichman                                Carolyn R. Faulkner
President and Chief Executive Officer           Vice President, Chief Financial
                                                Officer & Treasurer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Designs, Inc:

We have audited the accompanying consolidated balance sheet of Designs, Inc. and subsidiaries as of January 30, 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Designs, Inc. and subsidiaries as of January 30, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Boston, Massachusetts                                    /s/ ARTHUR ANDERSEN LLP
March 16, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Designs, Inc:

We have audited the accompanying consolidated balance sheet of Designs, Inc. as of January 31, 1998 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. We have not audited the consolidated financial statements of Designs, Inc. for any period subsequent to January 31, 1998.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Designs, Inc. as of January 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.


Boston, Massachusetts
March 17, 1998, except as to
the segment information for the
two years in the period ended
January 31, 1998 presented in
Note N, for which the date is
April 29, 1999.
                                                  /s/ PRICEWATERHOUSECOOPERS LLP

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Designs, Inc:

Our audits of the consolidated financial statements referred to in our report dated March 17, 1998, except as to the segment information for the two years in the period ended January 31, 1998 presented in Note N, for which the date is April 29, 1999, appearing on page 37 of the Fiscal 1998 Annual Report on Form 10-K to Stockholders of Designs, Inc. also included an audit of the financial statement schedule for the period ended January 31, 1998 listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


Boston, Massachusetts
April 29, 1999
                                                  /s/ PRICEWATERHOUSECOOPERS LLP

                           CONSOLIDATED BALANCE SHEETS
                      January 30, 1999 and January 31, 1998

                                                                  January 30, 1999    January 31, 1998
                                                                    (Fiscal 1998)       (Fiscal 1997)
                                                                  ------------------------------------
                                                                              (IN THOUSANDS)
ASSETS
Current assets:
     Cash and cash equivalents                                         $     153         $   1,473
     Accounts receivable                                                     178               115
     Inventories                                                          57,925            54,972
     Income taxes refundable and deferred                                    272            13,857
     Prepaid expenses                                                        911             1,015
                                                                  ------------------------------------
          Total current assets                                            59,439            71,432
                                                                  ------------------------------------

Property and equipment, net of
     accumulated depreciation and amortization                            17,788            35,307

Other assets:
     Deferred income taxes                                                18,570             6,362
     Intangible assets, net                                                2,628             2,945
     Other assets                                                            892               353
                                                                  ------------------------------------
          Total assets                                                 $  99,317         $ 116,399
                                                                  ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                  $   8,716         $   8,821
     Accrued expenses and other current liabilities                        6,030             6,129
     Accrued rent                                                          2,015             2,751
     Reserve for severance and store closings                              4,372             1,799
     Payable to affliliate                                                   403                --
     Notes payable                                                        13,825             9,828
                                                                  ------------------------------------
          Total current liabilities                                       35,361            29,328
                                                                  ------------------------------------

Commitments and contingencies (Note F)

Minority interest                                                             --             4,691

Stockholders' equity:
     Preferred stock, $0.01 par value, 1,000,000 shares
          authorized, none issued                                             --                --
     Common stock, $0.01 par value, 50,000,000 shares authorized,
          16,178,000 and 16,012,000 shares issued at
          January 30, 1999 and January 31, 1998, respectively                162               160
     Additional paid-in capital                                           53,908            53,652
     Retained earnings                                                    11,854            30,395
     Treasury stock at cost, 286,650 and 281,000 shares at
          January 30, 1999 and January 31, 1998, respectively             (1,830)           (1,827)
     Deferred compensation                                                  (138)               --
                                                                  ------------------------------------
          Total stockholders' equity                                      63,956            82,380
                                                                  ------------------------------------
               Total liabilities and stockholders' equity              $  99,317         $ 116,399
                                                                  ====================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the fiscal years ending January 30, 1999, January 31, 1998 and February 1, 1997

                                                           Fiscal             Fiscal             Fiscal
                                                             1998               1997               1996
                                                       ---------------------------------------------------
                                                               (In thousands, except per share data)

Sales                                                   $ 201,634          $ 265,726          $ 289,593
Cost of goods sold including occupancy                    159,385            227,368            203,364
                                                       ---------------------------------------------------
Gross profit                                               42,249             38,358             86,229

Expenses:
     Selling, general and administrative                   47,979             65,657             65,936
     Charges for severance and store closings              14,929              7,646                  -
     Depreciation and amortization                          9,727             11,234             10,403
                                                       ---------------------------------------------------
Total expenses                                             72,635             84,537             76,339
                                                       ---------------------------------------------------

Operating income (loss)                                   (30,386)           (46,179)             9,890
Interest expense                                              697                851                197
Interest income                                               121                145              1,166
                                                       ---------------------------------------------------

Income (loss) before minority interest and income taxes   (30,962)           (46,885)            10,859
Less minority interest                                     (1,693)              (323)               495
                                                       ---------------------------------------------------
Income (loss) before income taxes                         (29,269)           (46,562)            10,364
Provision (benefit) for income taxes                      (10,728)           (17,499)             4,100
                                                       ---------------------------------------------------

Net income (loss)                                       $ (18,541)         $ (29,063)           $ 6,264
                                                       ===================================================

Earnings (loss) per share - Basic and Diluted              ($1.17)            ($1.86)             $0.40

Weighted average number of common shares outstanding:
     Basic                                                 15,810             15,649             15,755
     Diluted                                               15,810             15,649             15,833

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   For the fiscal years ending January 30, 1999, January 31, 1998 and February 1, 1997

                                                                                  Additional
                                                Common Stock     Treasury Stock     Paid-in      Deferred    Retained
                                             Shares   Amounts  Shares    Amounts    Capital    Compensation  Earnings      Total
                                             ----------------  -----------------  -----------  ------------  ---------   ---------
                                                                                 (In thousands)

Balance at February 3,  1996                  15,818   $ 158       --   $     --     $ 52,767      $   --     $ 53,160    $106,085
Issuance of Common Stock:
    Exercises under option programs                5                                       24(1)                                24
    Repurchase of 281,000 shares
        under the stock repurchase program                       (281)    (1,827)                                           (1,827)
     Issuance of 50,000 shares as part of the
         Boston Trading Ltd., Inc. Acquistion     50       1                              529                                  530
Unrealized loss on investments                                                                                     (31)        (31)
Net income                                                                                                       6,264       6,264
                                             --------------------------------------------------------------------------------------
Balance at February 1,  1997                  15,873   $ 159     (281)  $ (1,827)    $ 53,320      $   --     $ 59,393    $111,045
                                             --------------------------------------------------------------------------------------

Issuance of Common Stock:
    Exercises under option programs              144       1                              351(1)                               352
    Retirement of shares                          (5)                                     (19)                                 (19)
Unrealized gain on investments                                                                                      65          65
Net loss                                                                                                       (29,063)    (29,063)
                                             --------------------------------------------------------------------------------------
Balance at January 31, 1998                   16,012   $ 160     (281)  $ (1,827)    $ 53,652      $   --     $ 30,395    $ 82,380
                                             ======================================================================================

Issuance of Common Stock:
    Board of Directors compensation               50       1                               78                                   78
    Restricted Stock Award to associates         116       1                              178      $ (178)                       1
    Restricted Stock vesting                                                                           38                       38
    Restricted Stock cancelled                                     (5)        (3)           -           2                       (1)
Net loss                                                                                                       (18,541)    (18,541)
                                             --------------------------------------------------------------------------------------
Balance at January 30, 1999                   16,178   $ 162     (286)  $ (1,830)    $ 53,908      $ (138)    $ 11,854    $ 63,956
                                             ======================================================================================

(1) Net of related tax benefit.

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            STATEMENTS OF CASH FLOWS
         For the fiscal years ending January 30, 1999, January 31, 1998 and February 1, 1997

                                                                               Fiscal         Fiscal        Fiscal
                                                                                1998           1997          1996
                                                                             ----------------------------------------
                                                                                        (In thousands)
Cash flows from operating activities:
     Net income (loss)                                                       $(18,541)      $(29,063)      $  6,264
     Adjustments to reconcile to net cash
      provided by (used for) operating activities:
          Depreciation and amortization                                         9,727         11,234         10,403
          Deferred income taxes                                               (10,213)        (5,015)          (262)
          Minority interest                                                    (1,693)          (323)           495
          Loss from sale of investments                                            --            102             17
          Loss (gain) from disposal of property and equipment                     161            398            (35)

     Changes in operating assets and liabilities, net of acquisition:
         Accounts receivable                                                     (761)           443            (85)
         Inventories                                                             (712)        12,598        (21,950)
         Prepaid expenses                                                         104          3,819           (993)
         Other assets                                                            (739)          (153)           322
         Income taxes                                                          12,469        (12,697)         1,480
         Accounts payable                                                        (105)        (3,373)         4,009
         Reserve for severance and store closing                               11,206         15,412             --
         Accrued expenses and other current liabilities                          (269)          (917)        (1,300)
         Accrued rent                                                           1,186            353           (188)
                                                                           -----------     ----------     ----------
     Net cash provided by (used for) operating activities                       1,820         (7,182)        (1,823)
                                                                           -----------     ----------     ----------

     Cash flows from investing activities:
         Additions to property and equipment                                     (510)        (7,762)       (12,290)
         Payment for aquisition of outlet stores                               (9,737)            --             --
         Incurrence of pre-opening costs                                           --           (325)          (640)
         Proceeds from disposal of property and equipment                         102             13            151
         Sale of investments                                                       --          5,888          6,072
                                                                           -----------     ----------     ----------
     Net cash used for investing activities                                   (10,145)        (2,186)        (6,707)
                                                                           -----------     ----------     ----------

     Cash flows from financing activities:
        Net borrowings under credit facility                                    3,997          8,828             --
         Repurchase of common stock                                                --             --         (1,827)
         Capital contribution from minority equityholder of joint venture       2,892             --             --
         Distributions to minority equityholder of joint venture                   --         (1,710)          (218)
         Issuances, net of cancellations, of restricted stock                      38             --             --
         Issuances of common stock to Board of Directors                           78             --             --
         Issuance of common stock under option program (1)                         --            333             24
                                                                           -----------     ----------     ----------
     Net cash provided by (used for) financing activities                       7,005          7,451         (2,021)
                                                                           -----------     ----------     ----------
Net decrease in cash and cash equivalents                                      (1,320)        (1,917)       (10,551)
Cash and cash equivalents:
     Beginning of the year                                                      1,473          3,390         13,941
                                                                           -----------     ----------     ----------
     End of the year                                                         $    153       $  1,473       $  3,390
                                                                           ===========     ==========     ==========

(1) Net of related tax benefit.


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Line of Business

Designs, Inc. (the "Company") operates a chain of outlet stores and specialty apparel stores located primarily in the eastern part of the United States, which sells clothing and accessories. Levi Strauss & Co. is the most significant vendor of the Company, representing a substantial portion of the Company's merchandise purchases.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries and affiliates. All material intercompany accounts, transactions and profits have been eliminated.

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

Fiscal Year

The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 31. Fiscal years 1998, 1997 and 1996 ended on January 30, 1999, January 31, 1998 and February 1, 1997, respectively. Fiscal years 1998, 1997 and 1996 were 52-week periods.

Cash and Cash Equivalents

Short-term investments, which have a maturity of ninety days or less when acquired, are considered cash equivalents. The carrying value approximates fair value.

Inventories

Substantially all merchandise inventories are valued at the lower of cost or market using the retail method on the last-in first-out basis ("LIFO"). At January 30, 1999 and January 31, 1998, approximately $606,000 and $1.6 million of Boston Traders(R) liquidation merchandise was valued on the first-in first-out ("FIFO") basis, respectively. If all inventory had been valued on the FIFO basis, inventory at January 30, 1999 and January 31, 1998 would have been approximately $58,841,000 and $56,698,000 respectively. The (provision) benefit for LIFO was $795,000, ($534,000), and ($391,000) in fiscal 1998, 1997 and 1996, respectively.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangibles

Trademarks and licensing agreements acquired are amortized on a straight line basis over 15 years and 3 years, respectively. Amortization expense for trademarks and licensing agreements was $317,000 and $312,000 for fiscal 1998 and 1997, respectively. Accumulated amortization for trademark and licensing was $1,143,000 and $826,000 at January 30, 1999 and January 31, 1998, respectively.

Preopening Costs

In fiscal 1997, the Company adopted Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. In accordance with this SOP, the Company expenses all pre-opening costs as incurred. Adoption of this pronouncement in fiscal 1997 did not have a material effect on the Company's financial statements.

Advertising costs

Advertising costs, which are included in Selling, general and administrative expenses are expensed when incurred. Advertising expense was $1.2 million, $2.7 million and $2.7 million for fiscal 1998, 1997 and 1996, respectively.

Minority Interest

As more fully discussed in Note K, minority interest represents LDJV Inc.'s 30% interest in The Designs/OLS Partnership (the "OLS Partnership"), a joint venture between Designs JV Corp., a wholly-owned subsidiary of the Company, and LDJV Inc., a wholly-owned subsidiary of Levi's Only Stores, Inc. which is a wholly-owned subsidiary of Levi Strauss & Co. As discussed more fully in Note K, during the fourth quarter of fiscal 1998, Designs JV Corp. and LDJV, Inc. agreed to dissolve and wind up the Partnership.

Net Income Per Share

Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") requires the computation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is determined by giving effect to the exercise of stock options using the treasury stock method.

(In thousands)                                                  Fiscal Years Ending
                                          January 30, 1999       January 31, 1998    February 1, 1997
                                          -----------------------------------------------------------

Basic weighted average common shares
    outstanding                                     15,810                 15,649              15,755
Stock options, excluding anti-dilutive
    options of 80 shares and 34 shares
    for January 30, 1999, and
    January 31, 1998, respectively                      --                     --                  78
                                                ----------              ---------            --------
Diluted weighted average shares outstanding         15,810                 15,649              15,833
                                                ----------              ---------            --------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options to purchase shares of the Company's common stock of 1,876,350, 2,026,700 and 1,670,300 for fiscal years 1998, 1997 and 1996, respectively, were outstanding during the respective periods but were not included in the computation of diluted EPS because the price of the options was greater than the average market price of the common stock for the period reported. These options, which all expire between June 2, 2002 and June 10, 2007, have exercise prices that range from $4.44 to $21.50 in fiscal 1998, $4.88 to $21.50 in fiscal 1997 and $6.63 to $21.50 in fiscal 1996.

During fiscal 1994, the Company's Board of Directors authorized the repurchase of up to two million shares of the Company's Common Stock. The Company repurchased 280,900 shares of the Company's Common Stock during fiscal 1996 at an aggregate cost of $1,827,000. These shares were recorded by the Company as treasury stock, and accounted for as a reduction in shareholders' equity. Shares owned by the Company are not considered outstanding for the computation of earnings per share until re-issued by the Company.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The Company reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the depreciation of such assets over the remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. At January 30, 1999, no such impairment of assets was indicated. In fiscal 1997, the Company recorded an impairment charge of $378,000 for a write-down of fixed assets which is included in selling, general, and administrative expenses in the accompanying statements of operations.

Comprehensive Income

During fiscal 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other nonowner changes in stockholders' equity. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

Segment Disclosures

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. SFAS 131 becomes effective for fiscal years beginning after December 15, 1997. The Company has adopted this standard for the fiscal year ending January 30, 1999 (see note N).

Derivative Instruments and Hedging

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company will be required to adopt SFAS No. 133 in fiscal 2000. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the Company's results of operations or financial position.

Reclassifications

Certain amounts from prior years have been reclassified to conform to the current year presentation.

B. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

                                                 January 30,     January 31,
                                                    1999            1998
                                             -----------------------------------
                                                       (In Thousands)

Motor vehicles                                  $         356    $         388
Store furnishings                                      15,338           22,182
Equipment                                               7,513            9,662
Leasehold improvements                                 15,690           31,948
Purchased software                                      5,008            5,550
Construction in progress                                   --              388
                                             -----------------------------------
                                                       43,905           70,118
Less accumulated depreciation                          26,117           34,811
                                             -----------------------------------
Total property and equipment                    $      17,788    $      35,307
                                             -----------------------------------

Depreciation expense for fiscal 1998, 1997 and 1996 was $9,209,942, $10,040,000 and $9,042,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C. INVESTMENTS

The Company held no investments during fiscal 1998. During fiscal 1997, the Company sold investment securities with a cost of $5,992,000 for $5,890,000.

D. DEBT OBLIGATIONS

On June 4, 1998 the Company entered into an Amended and Restated Loan and Security Agreement with a subsidiary of BankBoston, N.A., BankBoston Retail Finance Inc., as agent for the lenders named therein (the "Credit Agreement"). The Credit Agreement, which terminates on June 4, 2001, consists of a revolving line of credit permitting the Company to borrow up to $50 million. Under this credit facility, the Company has the ability to cause the lenders to issue documentary and standby letters of credit up to $5 million. The Company's obligations under the Credit Agreement are secured by a lien on all of the Company's assets, except the assets of the OLS Partnership. The ability of the Company to borrow under the Credit Agreement is subject to a number of conditions including the accuracy of certain representations and compliance with tangible net worth and fixed charge coverage ratio covenants. The availability of the unused revolving line of credit is limited to specified percentages of the value of the Company's eligible inventory determined under the Credit Agreement, ranging from 60% to 65%. At the option of the Company, borrowings under this facility bear interest at BankBoston, N.A.'s prime rate or at LIBOR-based fixed rates. These interest rates at January 30, 1999 were 7.75% for prime and 7.375% for LIBOR. The Credit Agreement contains certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company. The Company is subject to a prepayment penalty of $250,000 to $500,000 if the Credit Agreement terminates prior to June 4, 2000.

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

At January 30, 1999, the Company had borrowings of approximately $12.8 million outstanding under this facility and had two outstanding standby letters of credit totaling approximately $84,000. Average borrowings outstanding under this credit facility for fiscal year 1998 were approximately $6.4 million. The Company was in compliance with all debt covenants under the Credit Agreement at January 30, 1999.

On May 2, 1995, the Company delivered a non-negotiable promissory note in the principal amount of $1,000,0000 in connection with the acquisition of certain assets of Boston Trading Ltd., Inc. ("Boston Trading") in accordance with the terms of an Asset Purchase Agreement dated April 21, 1995 among Boston Trading, its stockholders, Designs Acquisition Corp., and the Company (the "Purchase Agreement"). The principal amount of the Purchase Note was payable in two equal annual installments through May 1997. The note bears interest at the published prime rate and is payable semi-annually from the date of acquisition.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 1998, Atlantic Harbor, Inc. filed a lawsuit against the Company for failing to pay the outstanding principal amount of the Purchase Note. In March 1998, the Company filed a counterclaim against Atlantic Harbor, Inc. alleging that the Company was damaged in excess of $1 million because of the breach of certain representations and warranties made by Atlantic Harbor, Inc. and its stockholders concerning the existence and condition of certain foreign trademark registrations and license agreements. Barring unforeseen circumstances, management of the Company does not believe that the result of this litigation will have a material adverse effect on the Company's results of operations or financial position.

The Company paid interest and fees on all the above described debt obligations totaling $1,062,000, $833,000 and $253,000 for the fiscal years 1998, 1997 and
1996, respectively.

E. INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. SFAS 109 requires current recognition of net deferred tax assets to the extent that it is more likely than not that such net assets will be realized. To the extent that the Company believes that its net deferred tax assets will not be realized, a valuation allowance must be placed against those assets.

As of January 30, 1999, the Company has net operating loss carryforwards of $29,881,000 for federal income tax purposes and $72,802,000 for state income tax purposes which are available to offset future taxable income through fiscal year 2018. Additionally, the Company has alternative minimum tax credit carryforwards of $1,138,000 which are available to reduce further income taxes over an indefinite period.

The components of the net deferred tax assets as of January 30, 1999 and January 31, 1998 are as follows:

                                                      January       January 31,
                                                      30, 1999          1998
                                                 -------------------------------
                                                          (In Thousands)

Deferred tax assets - current:
  Inventory reserves                                 $      426     $   3,312
                                                 -------------------------------
             Subtotal                                       426         3,312
Deferred tax liabilities - current:
  LIFO reserve                                             (154)       (1,924)
                                                 -------------------------------
Net deferred tax assets- current                     $      272     $   1,388
                                                 -------------------------------

Deferred tax asset - noncurrent
  Excess of book over tax
       depreciation/amortization                     $    2,691     $   2,168
  Capital loss carryforward                                 165           165
  Net operating loss carryforward                        15,121         2,891
  Alternative minimum tax credit carryforward             1,138         1,138
                                                 -------------------------------
Subtotal                                             $   19,115     $   6,362
Valuation Allowance                                       (545)            --
                                                 -------------------------------
Total deferred tax assets - noncurrent               $   18,570     $   6,362
                                                 -------------------------------

Realization of the Company's deferred tax assets is dependent on generating sufficient taxable income during the carryforward period. The valuation allowance at January 30, 1999 is primarily attributable to the potential that certain deferred state tax assets will not be realizable. Although realization is not assured, management believes it is more likely than not that all of the remaining deferred tax asset will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term, if estimates of future taxable income during the carryforward period are reduced. In reaching this determination, management reviewed the Company's historical performance and projections of future results. These projections provide positive evidence of future probable realization of the remaining deferred tax asset within the prescribed carryforward time frame.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision (benefit) for income taxes consists of the following:

                                            FISCAL YEARS ENDING
                                  January 30,     January 31,     February
                                      1999           1998         1, 1997
                                               (In Thousands)
Current:
     Federal                       $        --    $  (12,964)      $  3,234
     State                                 364          (688)         1,149
                                --------------------------------------------
                                           364       (13,652)         4,383
                                --------------------------------------------

Deferred:
     Federal                          (10,006)        (1,639)         (223)
     State                             (1,086)        (2,208)          (60)
                                --------------------------------------------
                                      (11,092)        (3,847)         (283)
                                --------------------------------------------

Total Provision (Benefit)          $  (10,728)    $  (17,499)      $  4,100
                                --------------------------------------------

The following is a reconciliation between the statutory and effective income tax rates:

                                                 FISCAL YEARS ENDING
                                          January      January     February
                                         30, 1999     31, 1998      1, 1997
Statutory Federal income tax rate            (35.0%)      (35.0%)       35.0%

State income and  other taxes,
   net of federal tax benefit                  (4.4)        (2.6)         5.8
Permanent items and tax credits                  --           --         (1.2)
Change in valuation allowance                   1.9                        --
                                        --------------------------------------

Effective tax rate                           (37.5%)      (37.6%)       39.6%
                                        --------------------------------------

The Company received an income tax refund of $12,984,000 for fiscal year 1998, and the Company paid income taxes of $195,000 and $2,888,000 during fiscal years 1997 and 1996, respectively. These figures represent the net of payments and receipts. The above refund of $12.9 million related to losses incurred by the Company in fiscal 1997, which were carried back against federal income tax payments in prior years.

During the first quarter of fiscal year 1998, the Internal Revenue Service (IRS) completed an examination of the Company's federal income tax returns for fiscal years 1991 through 1995. Taxes on the adjustments proposed by the IRS, excluding interest, amount to approximately $4.9 million. The IRS has challenged the fiscal tax year in which various income and expense deductions were recognized, resulting in potential timing differences of previously paid federal income taxes. The Company intends to protest the proposed adjustments through the IRS appeals process. The Company believes that these adjustments will be reduced through the appeals process and in the opinion of management, adequate provisions have been made for all income taxes and interest. The Company believes that any adjustments to prior periods that may arise as a result of this process, will not have a material impact on the results of operations or the financial position of the Company.

F. COMMITMENTS AND CONTINGENCIES

At January 30, 1999, the Company was obligated under operating leases covering store and office space, automobiles and certain equipment for future minimum rentals as follows:

                                                 TOTAL
FISCAL                                      (In Thousands)
1999                                                $16,847
2000                                                 15,119
2001                                                 12,913
2002                                                 11,108
2003                                                  9,905
Thereafter                                           10,603
                                            ----------------
                                                    $76,495

The Company signed a lease for its corporate headquarters in Needham, Massachusetts during fiscal 1995. The term of the lease is for ten years ending in November 2005. The lease provides for the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company to pay all related costs associated with the land and headquarters building. The Company entered into a lease agreement effective April 1, 1998 to sublease approximately 15,000 square feet to a sublessee for a term of five to eight years. The Company also entered into a second lease agreement effective July 1, 1998 to sublease an additional 15,300 square feet to a sublessee for a term of five to seven years. The Company's commitment under this lease has been reduced by the expected future rental income to be received from the Company's two sublessees.

In addition to future minimum rental payments, many of the store leases include provisions for common area maintenance, mall charges, escalation clauses and additional rents based on percentage of store sales above designated levels.

Amounts charged to operations for the above occupancy costs, automobile and leased equipment expense, excluding a related party lease in the prior years, were $30,480,000, $36,458,000 and $35,921,000 in fiscal years 1998, 1997 and
1996, respectively. Of these amounts charged to operations, $173,000, $402,000 and $780,000 represent payments based upon a percentage of adjusted gross sales as provided in the lease agreement for the fiscal years ended 1998, 1997 and 1996, respectively. In fiscal 1996, occupancy costs included $150,000 which was charged to operations for a related party lease. The Company did not make any payments for occupancy costs to a related party in fiscal 1998 and 1997. See Note H for additional information regarding the related party lease. As a result of the fiscal 1997 and 1998 store closing programs, the Company has eliminated approximately $50 million in minimum store lease obligations since January 31, 1998.

As more fully discussed in Note K, the Company remains principally liable on three leases which were assigned to Levi's Only Stores, Inc., a wholly-owned subsidiary of Levi Strauss & Co., in connection with the sale of the Company's Original Levi's(R) Store(TM) located in Minneapolis, Minnesota and the two Dockers(R) Shops located in Minneapolis, Minnesota and Cambridge, Massachusetts. The store leases in Minneapolis and Cambridge expire in January 2003 and January 2002, respectively.

The Company has employment agreements with each of its executive officers. The initial three year terms of two of the agreements expired on October 16, 1998 and have since then been extended on a year to year basis in accordance with the terms of each agreement. The initial three year term of the third agreement expires on May 9, 2000. Such agreements provide for minimum salary levels, adjusted for cost of living increases as well as bonuses as determined by the Compensation Committee of the Company's Board of Directors. The aggregate commitment for future salaries at January 30, 1999, excluding bonuses, was $806,000.

During fiscal 1998, the Company entered into retention agreements with a group of key associates. Under the terms of the agreements, if the employment of the key associate is terminated, other than for certain causes, during the nine months ending October 1999, that associate may receive salary continuation payments until the earlier of a fixed number of weeks after the date of termination or the date that the associate is again employed. A maximum amount of $1.1 million would be payable if all of the covered associates are terminated within the covered period and if all of them are unable to find new employment during that period.

On December 7, 1998, a consent with respect to 1,570,200 shares of Common Stock executed on behalf of Jewelcor Management, Inc., a Nevada corporation ("Jewelcor"), and its controlling shareholder, Seymour Holtzman, was delivered to the Company for the purpose of removing and replacing the members of the Company's Board of Directors other than Chairman Stanley I. Berger. A preliminary Consent Solicitation Statement was filed on December 7, 1998 by the Holtzman Group with the Securities and Exchange Commission. On December 11, 1998, the Board of Directors of the Company determined to oppose the consent solicitation (the "Consent Solicitation") by Jewelcor and Mr. Holtzman.

The Consent Solicitation expired without the election of any new members to the Company's Board of Directors. Accordingly, Stanley I. Berger, Joel H. Reichman, James G. Groninger, Melvin I. Shapiro, Peter L. Thigpen and Bernard M. Manuel remained in office as members of the Company's Board of Directors following the termination of the Consent Solicitation.

The Company did not enter into any settlement with Jewelcor or Mr. Holtzman terminating the Consent Solicitation.

On December 11, 1998, the Company announced that its Board of Directors had formed a committee of independent outside directors to consider the Company's strategic alternatives, including a possible sale of the Company, with a view towards maximizing shareholder value in the near term. The Company also announced that its Board had determined to oppose a consent solicitation initiated by Jewelcor Management, Inc. and its controlling shareholder, Seymour Holtzman. On February 8, 1999, the Company announced that the stockholder consent solicitation initiated by Jewelor Management, Inc. was not successful.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the resolution of these matters will not have a material adverse impact on the results of operations or the financial position of the Company.

G. STOCK OPTIONS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's Board of Directors and its stockholders previously approved the 1987 Incentive Stock Option Plan (the "Incentive Plan") pursuant to which, as amended, stock options to purchase up to 787,500 shares of Common Stock may be issued to key employees (including executive officers and directors who are employees). The Incentive Plan is administered by the Compensation Committee of the Company's Board of Directors, which designates the optionees, number of shares for each option grant, option prices (which may not be less than fair value on the date of grant), date of grant, vesting schedule (ranging from three to five years) and period of option (which may not be more than ten years). All Incentive Plan options are non-assignable. The Incentive Plan terminates when all shares issuable thereunder have been issued.

The Company's Board of Directors and its stockholders also previously approved the 1987 Non-Qualified Stock Option Plan (the "Non-Qualified Plan") pursuant to which stock options to purchase up to 337,500 shares of Common Stock which are not "incentive stock options" (as defined in Section 422 of the Internal Revenue Code, as amended) may be issued to key employees (including executive officers and directors of the Company) and directors who are not employees of the Company. The Non-Qualified Plan is administered by the Compensation Committee of the Company's Board of Directors, which designates the optionees, number of shares for each option grant, option prices (which may not be less than 85% of the fair market value on the date of grant), date of grant, vesting schedule (ranging from three to five years) and period of option (which may not be more than ten years). All Non-Qualified Plan options are non-assignable. The Non-Qualified Plan terminates when all shares issuable have been issued. Outstanding options under both the Incentive Plan and the Non-Qualified Plan expire seven to ten years after the date of grant.

On April 3, 1992, the Board of Directors adopted the 1992 Stock Incentive Plan (the "1992 Plan"), which became effective on June 9, 1992 when it was approved by the stockholders of the Company. Under the 1992 Plan, as amended, up to 1,850,000 shares of Common Stock may be issued pursuant to "incentive stock options" (as defined in Section 422 of the Internal Revenue Code, as amended), options which are not "incentive stock options," conditioned stock awards, unrestricted stock awards and performance share awards. The 1992 Plan is administered by the Compensation Committee, all of the members of which are non-employee directors. The Compensation Committee makes all determinations with respect to amounts and conditions covering awards under the 1992 Plan. No Incentive Stock Options may be granted under the 1992 Plan after April 2, 2002. Options have never been granted at a price less than fair value on the date of the grant. Options granted to employees, executives and directors typically vest over five, three and three years, respectively, with the exception of the premium priced options issued to the executives which vest over a five year period. Options granted under the 1992 Plan expire ten years from the date of grant. The 1992 Plan terminates when all shares issuable thereunder have been issued.

By written consent dated as of April 28,1997, the Board of Directors authorized an increase in the number of shares issuable under the 1992 Plan to 2,430,000. In addition, the Board of Directors authorized an increase in the number of shares that may be granted during any fiscal year to any individual participant from 75,000 to 270,000 shares, but only if all such stock options have a per share exercise price not less than 200% of fair market value of one share of Common Stock on the date of grant. Furthermore, they authorized the elimination of certain provisions of the 1992 Plan that are no longer required by Rule 16b-3 under the Exchange Act. The stockholders approved this increase and the other amendments to the 1992 Plan at the Annual Meeting held on June 10,1997.

In order to focus management on business performance that creates stockholder value and to reward management only for superior results, the Compensation Committee concluded that an important element of the Company's executive incentive compensation program should be a significant grant of premium priced options to the executive officers of the Company. Accordingly, on April 28, 1997, the Compensation Committee granted premium priced options to purchase a total of 580,000 shares to the Company's four executive officers. Before an executive officer can exercise these options, the price must appreciate to $12.00 per share, which is 140% higher than the closing price of shares of Common Stock on the date of grant. To encourage the executive officers further to achieve superior performance and to create stockholder value within a defined time frame, the premium priced options will be forfeited if within five years from the date of stockholder approval of the 1992 Plan, the per share price of the Common Stock does not close at or above $12.00 for at least five trading days during a period of ten consecutive trading days. In addition, the options are subject to time-based vesting at a rate of 20% per annum over five years. If the option price of $12.00 is reached before the end of five years, the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

options will continue in effect for a period of ten years from the date of grant and the five year time-based vesting would continue. The stockholders approved the amendment to the 1992 Plan at the Annual Meeting on June 10, 1997.

A summary of shares subject to the option plans described above is as follows:

1987 Incentive Stock Option Plan

                                                                     FISCAL YEAR
---------------------------------------------------------------------------------------------------------
                                                    1998                  1997                1996
                                             ------------------------------------------------------------
Outstanding at
               beginning of year                           9,000                97,306            96,339
Options granted                                               --                    --            18,500
Options canceled                                              --                20,900             6,000
Options exercised                                             --                67,406            11,533
                                             ------------------------------------------------------------

Outstanding at end of year                                 9,000                 9,000            97,306
                                             ------------------------------------------------------------

Options exercisable at
               end of year                                 9,000                 9,000            76,406
Common shares reserved for
               future grants at end
               of year                                        --                    --             9,105
Weighted average exercise price per
option:
               Outstanding at beginning of year         $  11.17              $   4.01          $   3.71
               Granted during the year                        --                    --          $   6.62
               Canceled during the year                       --              $   7.15          $  11.17
               Exercised during the year                      --              $   2.07          $   2.05
               Outstanding at end of year               $  11.17              $  11.17          $   4.01

1987 Non-Qualified Stock Option Plan

                                                                               FISCAL YEAR
                                                             1998                 1997              1996
                                                             ----                 ----              ----

Outstanding at
               beginning of year                               --               76,948            76,948
Options granted                                                --                   --                --
Options canceled                                               --                   --                --
Options exercised                                              --               76,948                --
                                             ------------------------------------------------------------

Outstanding at end of year                                     --                   --            76,948
                                             ------------------------------------------------------------

Options exercisable at
               end of year                                     --                   --            76,948
Weighted average exercise price per
option:
               Outstanding at beginning of year                --             $   2.53          $   2.53
               Exercised during the year                       --                 2.53                --
               Outstanding at end of year                      --                   --              2.53

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1992 Stock Incentive Plan

                                                                     FISCAL YEAR
---------------------------------------------------------------------------------------------------------
                                                    1998                  1997                1996
                                             ------------------------------------------------------------
Outstanding at
            beginning of year                           2,041,749            1,660,400         1,520,050
Options granted                                           304,478              708,750           301,250
Options canceled                                          191,649              327,401           160,900
Options exercised                                          51,353                   --                --
                                             ------------------------------------------------------------

Outstanding at end of year                              2,103,225            2,041,749         1,660,400
                                             ------------------------------------------------------------

Options exercisable at
           end of year                                  1,272,615            1,145,397           937,496
Common shares reserved
           for future grants at
           end of year                                    259,772              372,851           174,200
Weighted average exercise price per option
           Outstanding at beginning of year                $12.02             $  12.00             12.85
           Granted during the year                           0.97                10.65              6.72
           Canceled during the year                          9.09                 8.99             10.10
           Exercised during the year                         1.66                   --                --
           Outstanding at end of year                       10.94                12.02             12.00

The following table summarizes information about stock options outstanding under the 1992 Plan at January 30, 1999:

                          Options Outstanding                                   Options Exercisable
          --------------------------------------------------               -----------------------------------

Range of                Number          Remaining      Weighted Average        Number       Weighted Average
Exercise Prices      Outstanding     Contractual Life  Exercise Price       Exercisable      Exercise Price
$0.00  to  $2.15         235,875          8.3 years      $     0.79                --                  --
 4.30  to   6.45         107,200          7.1 years            4.91            32,933          $     5.25
 6.46  to   8.60         263,300          6.5 years            7.48           158,932                7.56
 8.61  to  10.75         175,300          5.5 years            9.86           160,400                9.94
10.76  to  12.90         780,050          6.4 years           11.70           380,050               11.39
12.91  to  15.05          12,000          5.4 years           13.75            12,000               13.75
15.06  to  17.20         111,000          5.2 years           15.36           109,800               15.36
17.21  to  19.35         405,000          4.1 years           18.03           405,000               18.03
19.36  to $21.50          13,500          4.4 years           21.50            13,500               21.50
                       ---------                                            ---------

$ 0.66 to $21.50       2,103,225                                            1,272,615

On July 26, 1993 stock options covering an aggregate of 67,500 shares of Common Stock were granted outside of the Incentive Plan, the Non-Qualified Plan and the 1992 Plan to the non-employee directors of the Company. Each of these options has an exercise price of $17.50 per share and each remained outstanding at January 30, 1999. These options become exercisable in three equal installments commencing twelve months following the date of grant and have a 10 year term.

When shares are sold within one year of exercise or within two years from date of grant, the Company derives a tax deduction measured by the excess of the market value over the option price at the date the shares are sold, which approximated $18,256 and $27,980 in fiscal years 1997 and 1996, respectively. There was no tax deduction taken for fiscal 1998.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB in 1995

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and requires the Company to elect either expense recognition under SFAS 123 or its disclosure-only alternative for stock-based employee compensation. The Company has elected the disclosure-only alternative and accordingly no compensation cost has been recognized. The Company has disclosed the pro forma net income or loss and per share amounts using the fair value based method.

Had compensation costs for the Company's grants for stock-based compensation been determined consistent with SFAS 123, the Company's net income (loss), and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                                   FISCAL YEARS ENDED

                                                               -----------------------------------------------------------
(In Thousands, Except per Share Amounts)                        January 30, 1999     January 31, 1998    February 1, 1997
                                                               -----------------------------------------------------------
Net income (loss)- as reported                                        $ (18,541)           $ (29,063)             $ 6,264
Net income (loss)- pro forma                                          $ (18,782)           $ (29,383)             $ 5,933

Earnings (loss) per share- basic and diluted as reported               $  (1.17)            $  (1.86)             $  0.40
Earnings (loss) per share- basic and diluted pro forma                 $  (1.19)            $  (1.88)             $  0.38

The effects of applying SFAS 123 in this pro-forma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards prior to 1995 and additional awards are anticipated.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1998, 1997 and 1996: expected volatility of 92.8% in fiscal 1998, 63.97% in fiscal 1997 and 51.96% in fiscal 1996; risk free interest rate of 5.0%, 6.2% and 6.3% in fiscal 1998, 1997 and 1996, respectively; and expected lives of 4.5 years. No dividend rate was used for fiscal 1998, 1997 and 1996. The weighted average fair value of options as well as restricted stock granted in fiscal 1998, 1997 and 1996 was $0.97, $1.93 and $3.35, respectively.

H. RELATED PARTIES

Until April 30, 1996, the Company leased its headquarters in Chestnut Hill, Massachusetts, from Durban Trust, a nominee trust of which the sole beneficiary is a partnership affiliated with Stanley I. Berger, the Chairman of the Board of the Company, and Calvin Margolis, a former executive officer and director of the Company. The general partner of the beneficiary is a corporation controlled by Mr. Berger and the estate of Mr. Margolis, and the only limited partners of the beneficiary are Mr. Berger and the estate of Mr. Margolis, individually. When the lease expired April 30, 1996 the Company moved its headquarters to Needham, Massachusetts. See Note F. There were no rent payments made to Durban Trust in fiscal 1998 or fiscal 1997. Total rent paid to Durban Trust in fiscal 1996 was approximately $150,000. The Company believes that the lease arrangements between the Company and Durban Trust were on terms at least as favorable to the Company as it would have expected to receive from a landlord unrelated to the Company, Mr. Berger or the estate of Mr. Margolis for office facilities of equal quality.

I. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan that covers all eligible employees who have completed one year of service. Under this plan, the Company may provide matching contributions up to a stipulated percentage of employee contributions. The expenses of the plan are fully funded by the Company; and the matching contribution, if any, is established each year by the Board of Directors. For fiscal 1998, the matching contribution by the Company was set at 50% of contributions by eligible employees up to a maximum of 6% of salary. The Company recognized $241,000, $279,000 and $231,000 of expense under this plan in fiscal 1998, 1997 and 1996, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

J. RESTRUCTURING

During the third quarter of fiscal 1998, the Company announced its plans to close, through lease terminations and expirations, 14 unprofitable Designs stores, eight unprofitable Boston Trading Co.(R)/BTC(TM) stores and eight Original Levi's Stores(TM) operated by the OLS Partnership, see Note K below. This store closing strategy resulted in the Company recording a pre-tax charge of $13.4 million. The total revised estimated cost to close these stores is $10.5 million, which is $2.9 million less than the original charge, primarily due to favorable landlord negotiations on lease termination payments. As a result, the Company recognized pre-tax income of $2.9 million in the fourth quarter of fiscal 1998. Total estimated cash costs are $4.2 million related to lease terminations, employee severance and other related expenses. The remainder of the $10.5 million charge consists of non-cash costs of approximately $6.3 million primarily related to store fixed asset write-offs. All of these stores were closed by the end of fiscal 1998. At January 30, 1999, the remaining reserve balance related to these store closings is $1.9 million which primarily relates to landlord settlements and severance payments that will be paid in fiscal 1999.

During the fourth quarter of fiscal 1998, the Company recorded an additional pre-tax store closing and severance charge of $5.2 million related to the decision to close three BTC(TM) stores, one Designs mall store, and four Boston Traders(R) Outlet stores and to further reduce corporate headcount. This charge included cash costs of approximately $2.9 million related to lease terminations and corporate severance, and $2.3 million of non-cash costs related to store fixed asset write-offs and markdowns. Merchandise markdowns of approximately $800,000 were included in cost of goods sold for the fiscal year ending January 30, 1999. The remaining amount related to lease termination costs, fixed asset write-offs and severance were included in the charges for severance and store closings on the Company's Consolidated Statement of Operations for the year ended January 30, 1999. The total charge of $5.2 million was reserved on the consolidated balance sheet at January 30, 1999.

In the second quarter of fiscal 1997, the Company recorded a pre-tax charge of $20 million related to its shift in strategy away from the vertically integrated Boston Traders(R) private label concept to a strategy with greater emphasis on name brands. This decision involved the liquidation of Boston Traders(R) brand products, the closure of the Company's New York City product development office and the closure of 17 Designs stores and 16 Boston Traders(R) Outlet stores. Total actual costs to close related to this shift in strategy and the closure of the stores was $19.9 million which included cash costs of $6.0 million related to lease terminations, the cost of canceling private label fabric commitments, severance associated with the closing of the New York office, and other miscellaneous expenses. The remainder of the $19.9 million charge consisted of non-cash costs of approximately $13.9 million, which included $12.4 million of markdowns at cost related to the liquidation of Boston Traders(R) brand product and $1.5 million for write-offs of store fixed assets. Merchandise markdowns and costs associated with the cancellation of fabric commitments, which total approximately $13.9 million, were included in cost of goods sold for the fiscal year ending January 31, 1998. The remaining amounts related to lease termination costs, asset impairment charges, severance and other costs, were included in the restructuring charge on the Company's Consolidated Statements of Operations for the year ending January 31, 1998. The remaining reserve balance at January 31, 1998 was $1.3 million. There was no remaining reserve balance related to this $20 million charge at January 30, 1999.

In the fourth quarter of fiscal year 1997, the Company incurred an additional pre-tax charge of $1.6 million relating primarily to severance, benefits and other costs associated with a reduction in its home office and field staff. This reduction in force resulted in the elimination of 47 positions, or approximately 25%, of the Company's headquarters and field management staff. This charge was included in the restructuring charge in the Company's Consolidated Statements of Operations for the year ended January 31, 1998. Total actual costs related to this reduction in staff were $1.4 million as compared to the original charge of $1.6 million. The remaining reserve balance at January 31, 1998 was $1.3 million There was no reserve balance remaining related to this charge at January 30, 1999.

K. FORMATION OF JOINT VENTURE

On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company ("Designs JV Subsidiary"), and LDJV Inc., a subsidiary of Levi's Only Stores, Inc. ("LOS"), which is a wholly-owned subsidiary of Levi Strauss & Co., entered into a partnership agreement (the "Partnership Agreement"). The purpose of the Partnership Agreement was to sell Levi's(R) brand jeans and jeans-related products in Original Levi's Stores(R) and Levi's(R) Outlet stores in a specified territory. The joint venture established under the Partnership Agreement is known as The Designs/OLS Partnership (the "OLS Partnership").

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 1998, the Company announced that it had reached an agreement with LOS to dissolve and wind up the OLS Partnership. Pursuant to this agreement the OLS Partnership distributed to the Designs JV subsidiary 11 Levi's(R) Outlet stores, with a net book value of approximately $6.3 million. In addition, the OLS Partnership distributed three Original Levi's Stores(R) to LDJV Inc. The net book value of these three Original Levi's Stores(R) was approximately $5.5 million, which was greater than LDJV Inc.'s equity interest in the OLS Partnership. Consequently, LDJV Inc. made a $2.9 million capital contribution of cash to the OLS Partnership at October 31, 1998.

In connection with the plan to dissolve and wind up the OLS Partnership, the OLS partnership recorded a pre-tax charge of $4.5 million related to the closing of the eight Original Levi's Stores(R) that it did not distribute. This $4.5 million charge is included in the total $13.4 million charge recorded by the Company and discussed in Note J above. The total estimated costs to close these stores is $1.3 million less then the original charge, primarily due to favorable landlord negotiations on lease termination payments. This $1.3 million was part of the total $2.9 million recognized as restructuring income in fiscal 1998, see Note J above.

L. OUTLET STORE ACQUISITION

On September 30, 1998, the Company completed the acquisition of 25 outlet stores from LOS for a purchase price of approximately $9.7 million. These stores, 16 of which now operate under the names "Dockers(R) Outlet by Designs" and nine of which operate under the name "Levi's(R) Outlet by Designs", are located in the eastern United States. A portion of the purchase price for these stores, approximately $5.1 million, was for inventory. The remainder of the purchase price, approximately $4.6 million, was for fixed assets associated with these stores. The Company also assumed the obligations associated with the real estate leases for the stores.

M. PRO-FORMA RESULTS OF OPERATIONS

The following pro-forma summary presents the consolidated results of operations of the Company, adjusted for: (a) the acquisition of the 25 outlet stores, and
(b) 30% of the earnings of the 11 Levi's(R) Outlet stores that were distributed by the OLS Partnership.

The results of operations for fiscal 1998 include actual results of operations since September 30, 1998 of the 25 outlet stores acquired from LOS. The following pro-forma results have been adjusted to include results of operations for these stores for the period November 3, 1996 through September 30, 1998.

In addition, the results of operations for fiscal 1998 include the results of operations for the 11 Levi's(R) Outlet stores that were owned and operated by the OLS Partnership until October 31,1998. The following pro-forma results have been adjusted to assume that these 11 stores were wholly-owned by the Company for the period November 1, 1996 through January 31, 1999.

    (In thousands,
 except per share data)            Fiscal 1998              Fiscal 1997

Revenue                             $ 213,347                 $291,973
Net income (loss)                     (18,186)                  26,856
Net income (loss)
   per share                        $   (1.15)                $  (1.72)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

N. SEGMENT DISCLOSURES

In fiscal 1998, the Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires the Company to report information about its operating segments.

During fiscal 1998, the Company completed the following transactions:

o The Company acquired 16 Dockers(R) Outlet and nine Levi's(R) Outlet stores.

o The Company received a distribution of 11 additional Levi's(R) Outlet stores from the OLS Partnership.

o     The Company announced plans to dissolve and wind up the OLS Partnership.

o     The Company closed 30 unprofitable stores.

As a result of these transactions, the Company now operates and manages its business under two reportable store segments (i) Outlet Store group and (ii) Specialty Store Group. Closed stores and other includes the operations of all stores closed through the end of fiscal 1998 and stores that are expected to close through the second quarter of fiscal 1999.

Outlet Store Group: At January 30, 1999, this store group included the Company's 59 Levi's(R) Outlet by Designs stores, the 25 acquired Dockers(R) and Levi's(R) outlet stores, the 11 Levi's(R) Outlet stores that were previously owned and operated by OLS Partnership through October 31, 1998 and five Buffalo Factory Jeans Outlet Stores. These outlet stores all operate in outlet parks located primarily in the Eastern United States and primarily sell close out and end of season merchandise from vendors.

Specialty Store Group: At January 30, 1999, this store group consisted of the five remaining Designs/BTC(TM) stores that the Company intends to operate through fiscal 1999. These stores are located in enclosed regional shopping centers and offer a broad selection of Levi Strauss & Co. branded merchandise with complementary brands of tops and bottoms.

Closed Stores and Other: This group included the Designs, Boston Trading Co.(TM) and Boston Traders(R) Outlet stores that were closed as part of the fiscal 1997 and fiscal 1998 store closing programs. The operations of the three Original Levi's Stores(TM) that were distributed to LDJV, Inc in October 1998 and the operations of the eight Original Levi's Stores(TM) that were closed in fiscal 1998 are included in this group. The four Boston Traders(R) Outlet stores, three BTC(TM) and one Designs store that are all expected to close by the end of the second quarter of fiscal 1999 are also included in Closed Stores and Other.

The accounting policies of the reportable segments are the same as those described in Note A. The Company evaluates individual store profitability in terms of a store's "Contribution to Profit" which is defined by the Company as merchandise margin less occupancy costs and all store specific expenses such as payroll, advertising, insurance and depreciation. The Company may transfer end of season merchandise from its Specialty stores to its Outlet stores. In fiscal 1998, approximately 5% of the Outlet stores receipts were from transferred merchandise. The Company transfers merchandise at the receiving store's retail price with any associated markdowns being recorded by the sending store.

Below is a summary of the results of operations for the Outlet Store Group, Specialty Store Group and Closed Stores and Other for the three years ended January 30, 1999:

For the year ended January 30, 1999

(in thousands)                  Outlets          Specialty     Closed and Other      Total
------------------------------------------------------------------------------------------
Sales                        $  153,581          $   8,718         $  39,335    $  201,634
Merchandise margin               63,148              2,618            10,310        76,076
Occupancy costs                  18,974              1,868            12,985        33,827
Gross profit (loss)              44,174                750            (2,675)       42,249
Depreciation/amortization         3,197                740             3,383         7,320
Contribution to profit           18,840               (978)          (15,848)        2,014
Charges for severance and
   store closings                                                    (15,700)      (15,700)

Segment Assets:
Inventories                      53,146              1,802             2,977        57,925
Fixed assets, net                10,026                584             7,178        17,788
Capital expenditures                 18                 --               492           510

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended January 31, 1998

(in thousands)                  Outlets          Specialty     Closed and Other      Total
------------------------------------------------------------------------------------------
Sales                        $  177,326         $   10,141         $  78,259    $  265,726
Merchandise margin               69,578              2,401             6,628(1)     78,607
Occupancy costs                  17,396              1,824            21,029        40,249
Gross profit (loss)              52,182                577           (14,401)(1)    38,358
Depreciation/amortization         3,162                402             5,232         8,796
Contribution to profit           24,322             (1,338)          (21,782)        1,202
Charges for severance and
   store closings                                                    (21,600)      (21,600)

Segment Assets:
Inventories                      38,122              2,394            14,456        54,972
Fixed assets, net                 7,574              1,199            26,534        35,307
Capital expenditures                517                 --             7,245         7,762

(1) Included in the $21.6 million charge related to the liquidation of the Boston Traders(R) brand product is $13.9 of markdown and fabric cancellation reserves, which were included in gross margin.

For the year ended February 1, 1997

(in thousands)                  Outlets          Specialty     Closed and Other      Total
------------------------------------------------------------------------------------------
Sales                        $  195,110         $   10,645         $  83,838    $  289,593
Merchandise margin               90,623              3,722            30,205       124,550
Occupancy costs                  16,558              1,665            20,098        38,321
Gross profit                     74,065              2,057            10,107        86,229
Depreciation/amortization         3,031                402             4,980         8,413
Contribution to profit           46,628                238           (14,347)       32,519

Segment Assets:
Inventory                        45,950              2,168            31,840        79,958
Fixed assets, net                 9,990              1,674            27,552        39,216
Capital expenditures              2,172                  7            10,111        12,290

Reconciliation of Contribution to Profit to Operating Income (Loss)

(in thousands)                                  Fiscal 1998        Fiscal 1997    Fiscal 1996
---------------------------------------------------------------------------------------------
Contribution to Profit:
   Outlet store segment                         $   18,840        $   24,322      $   46,628
   Specialty store segment                            (978)           (1,338)            238
   Closed store and other                          (15,848)          (21,782)        (14,347)
Charges for severance and store closings           (15,700)          (21,600)             --
General and administrative expenses                (16,700)          (25,781)        (22,629)
---------------------------------------------------------------------------------------------
Total operating income (loss)                   $  (30,386)       $  (46,179)     $    9,890

Reconciliation of depreciation/amortization to Consolidated Statements of Operations

(in thousands)                           Fiscal 1998   Fiscal 1997   Fiscal 1996
--------------------------------------------------------------------------------
Segment depreciation/amortization        $     7,320   $     8,796   $     8,413
Corporate depreciation/amortization            2,409         2,438         1,990
Total depreciation/amortization per      -----------   -----------   -----------
  Consolidated Statements of Operations  $     9,729   $    11,234   $    10,403
                                         ===========   ===========   ===========

O. SHAREHOLDERS RIGHTS PLAN

On May 1, 1995, the Board of Directors of the Company adopted a Shareholder Rights Plan. Pursuant to the Plan, the Company entered into a Shareholder Rights Agreement ("Rights Agreement") between the Company and its transfer agent, Boston EquiServe, the successor to The First National Bank of Boston, the Company's transfer agent. Pursuant to the Rights Agreement, the Board of Directors declared a dividend distribution of one preferred stock purchase right (the "Right(s)") for each outstanding share of the Company's Common Stock to stockholders of record as of the close of business on May 15, 1995. Initially, these Rights are not exercisable and will trade with the shares of the Company's Common Stock. In the event that a person becomes an "Acquiring Person" or is declared an "Adverse Person" as each such term is defined in the Rights Agreement, each holder of a Right (other than the Acquiring Person or the Adverse Person) would be entitled to acquire such number of

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares of preferred stock which are equivalent to the Company's Common Stock having a value of twice the then-current exercise price of the Right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company's Common Stock having a value of twice the exercise price of the Right.

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

P. SELECTED QUARTERLY DATA (UNAUDITED)

                                                   FIRST      SECOND       THIRD       FOURTH       FULL
                                                  QUARTER     QUARTER     QUARTER      QUARTER      YEAR
                                               ---------------------------------------------------------------
                                                            (In Thousands, Except Per Share Data)

FISCAL YEAR 1998
Net Sales                                         $  43,400   $  47,078   $  58,714    $  52,442  $  201,634
Gross Profit                                          9,376       9,337      13,467       10,069      42,249
Net Income (Loss) (1)                                (3,052)     (3,094)     (8,746)      (3,649)    (18,541)
Earnings per Share - Basic                            (0.19)      (0.20)      (0.55)       (0.23)      (1.17)
Earnings per Share - Diluted                          (0.19)      (0.20)      (0.55)       (0.23)      (1.17)


FISCAL YEAR 1997
Net Sales                                         $  55,470   $  64,543   $  77,459    $  68,254  $  265,726
Gross Profit                                         13,486      (2,585)     18,800        8,657      38,358
Net Income (Loss)  (2)                               (3,184)    (16,581)       (567)      (8,732)    (29,063)
Earnings per Share - Basic                            (0.20)      (1.06)      (0.04)       (0.56)      (1.86)
Earnings per Share - Diluted                          (0.20)      (1.06)      (0.04)       (0.56)      (1.86)

(1) The results of the fourth quarter of fiscal 1998 includes a pre-tax charge, net, for store closings and severance of $2.3 million.

(2) The results for the fourth quarter of fiscal 1997 include approximately $7.6 million pre-tax adjustments related to shrink, reserves for vendor discussions regarding receipt and payment of inventory, the Company's reduction in force and a charge for impairment of long-lived assets.

Historically, the Company has experienced seasonal fluctuations in net sales, gross profit and net income, with increases occurring during the Company's third and fourth quarters as a result of "Fall" and "Holiday" seasons. As the Company's percentage of outlet business increases in relation to total sales, the Company expects that the third and fourth quarters will decrease as a percentage to total sales. Quarterly sales comparisons are not necessarily indicative of actual trends, since such amounts also reflect the addition of new stores, closing of stores and the remodeling of stores during these periods.

OTHER SHAREHOLDER INFORMATION

Board of Directors

   Stanley I. Berger
   Chairman of the Board of Directors

   James G. Groninger
   President
   The BaySouth Company

   Bernard M. Manuel
   Chairman of the Board and Chief Executive Officer
   Cygne Designs, Inc.

   Joel H. Reichman
   President and Chief Executive Officer

   Melvin I. Shapiro
   Retired Partner
   Tofias, Fleishman & Shapiro & Co., P.C.

   Peter L. Thigpen
   Partner
   Executive Reserves

Executive Officers

   Joel H. Reichman
   President and Chief Executive Officer

   Scott N. Semel
   Executive Vice President
   General Counsel and Secretary

   Carolyn R. Faulkner
   Vice President
   Chief Financial Officer and Treasurer

Corporate Officers

   Lisa Brennan
   Vice President
   Planning

   Alan B. Gruber
   Vice President
   Director of Stores

   George F. Cavedon
   Regional Vice President

   Jan Falcione
   Regional Vice President

   Martin Goldstein
   Vice President
   Construction and Design

   Anthony E. Hubbard
   Vice President
   Deputy General Counsel and Assistant Secretary

   Ben P. Lentini
   Vice President
   General Merchandise Manager

   Shelly E. Mokas
   Controller

   Daniel O. Paulus
   Vice President
   General Merchandise Manager

   Mary Ann Ryan
   Vice President
   Human Resources

   Bob Wilbur
   Vice President
   Technology and Information Systems

   Corporate Offices
   66 B Street
   Needham, MA  02494
   (781) 444-7222

Financial Information

Requests for financial information should be directed to the Investor Relations Department at the Company's headquarters: Designs, Inc., 66B Street, Needham, MA 02494, (781) 444-7222. A copy of the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999, filed with the Securities and Exchange Commission, may be obtained without charge upon request to the Investor Relations Department.

Approximate reporting dates for fiscal year 1999 quarterly earnings are:

Quarter 1:                          May 17, 1999
Quarter 2:                          July 16, 1999
Quarter 3:                          November 15, 1999
Quarter 4 and fiscal year end:      March 20, 2000

Transfer Agent and Registrar

Inquiries regarding stock transfer requirements, address changes and lost stock certificates should be directed to:

BankBoston
c/o Boston EquiServe Limited Partnership
P.O. Box 8040
Boston, MA  02266-8040
(781) 575-3120

Independent Accountants

Arthur Andersen LLP
Boston, Massachusetts

Trademarks

Boston Trading Co.(R) and Boston Traders(R) are registered trademarks of Designs, Inc.

Levi's(R), Dockers(R) and Slates(R) are registered trademarks, and Original Levi's Store(R) is a trademark, of Levi Strauss & Co.

Buffalo Jeans(R) is a registered trademark of Buffalo DeFrance