Form 10-K/A
period 1999-01-30
DESIGNS INC
filed 1999-05-28
CIK 813298

Securities and Exchange Commission
                             Washington, DC 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 1999          Commission File
             (Fiscal 1998)                           Number 0-15898

                                 DESIGNS, INC.
            (Exact name of registrant as specified in its charter)

            Delaware                                  04-2623104
      (State or other jurisdiction of              (IRS Employer
      incorporation)                               Identification No.)

            66 B Street, Needham, MA                    02494
      (Address of principal executive office)        (Zip Code)


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

      Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the registrant hereby amends its Annual Report on Form 10-K for the year ended January 30, 1999 (the "1998 Form 10-K") (i) to include Items 10, 11, 12 and 13 thereof and (ii) to include an additional exhibit. The Company's 1998 Form 10-K, as filed with the Securities and Exchange Commission (the "Commission") on April 30, 1999, incorporated into such form the information required by Items 10, 11, 12 and 13 of Form 10-K by reference to the Company's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement"). The Proxy Statement will not be filed with the Commission within 120 days after the end of the Company's fiscal year ended January 30, 1999. Accordingly, the 1998 Form 10-K is being amended hereby to include the information that was originally expected to be incorporated by reference to the Proxy Statement and to include such additional exhibit.



                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

      The current directors and executive officers of Designs, Inc. (the "Company"), their age and their positions with the Company are as follows:

                                                                      DIRECTOR
      NAME                          AGE   POSITION                       SINCE
      ----                          ---   --------                    --------
      Stanley I. Berger............  69   Chairman of the Board         1976
                                          and Director
      Joel H. Reichman.............  49   President, Chief Executive    1987
                                          Officer and Director
      James G. Groninger...........  55   Director                      1987
      Bernard M. Manuel............  51   Director                      1990
      Melvin I. Shapiro............  84   Director                      1990
      Peter L. Thigpen.............  59   Director                      1994
      --------------

      Joel H. Reichman has been President and Chief Executive Officer of the Company since December 1994. Prior to that time, he served as the Company's President and Chief Operating Officer since January 1993. Mr. Reichman has been employed by the Company since 1976 and served as its Executive Vice President from 1985 until January 1993. Mr. Reichman has been a director of the Company since 1987. Mr. Reichman has worked in the retail clothing business for more than 25 years.

      Scott N. Semel, 43, has been employed as General Counsel to the Company since 1986. Mr. Semel was elected Secretary and Vice President of the Company in March 1990, and Senior Vice President of the Company in March 1994. Mr. Semel was elected Executive Vice President of the Company in April 1996.

      Carolyn R. Faulkner, 37, joined the Company as its Controller in June 1993. In March 1994, Mrs. Faulkner was elected as a Vice President of the Company. In July 1996, Mrs. Faulkner was elected Chief Financial Officer. On January 20, 1998, Mrs. Faulkner was elected Treasurer of the Company. Prior to joining the Company, from 1985 through May 1993, Mrs. Faulkner held various positions with Coopers & Lybrand L.L.P., an independent accounting firm, including the position of Business Assurance Manager.

      Stanley I. Berger is a founder of the Company and has been its Chairman of the Board since January 1993. Mr. Berger also served as the Company's Chief Executive Officer from January 1993 until December 1994. Prior to January 1993, Mr. Berger served as the President and Chief Operating Officer of the Company since 1977. Mr. Berger has been a director of the Company since its inception.

      James G. Groninger was elected a director of the Company in 1987. Mr. Groninger is the founder and president of The BaySouth Company, a financial advisory firm. Prior to becoming associated with The BaySouth Company, from 1988 through 1994, Mr. Groninger held various positions with PaineWebber Incorporated, an investment banking and brokerage firm, including the position of Managing Director. Mr. Groninger is a member of the Board of Directors of Cygne Designs, Inc., a private label designer and manufacturer of clothing for women, and NPS Pharmaceuticals, Inc., a research and development pharmaceutical company.

      Bernard M. Manuel was elected a director of the Company in 1990. Mr. Manuel is the Chairman of the Board and Chief Executive Officer of Cygne Designs, Inc., and Chairman of the Board and Chief Executive Officer of Amvent, Inc., an international financial consulting company. Mr. Manuel has been associated with these companies since prior to 1990.

      Melvin I. Shapiro was elected a director of the Company in 1990. Mr. Shapiro retired from the independent accounting firm of Tofias, Fleishman, Shapiro & Co., P.C. in April 1998. Until his retirement, Mr. Shapiro had been a partner in that firm for more than 25 years.

      Peter L. Thigpen was elected a director of the Company in March 1994. Mr. Thigpen is a partner and a founder of Executive Reserves, a consulting firm specializing in marketing strategy, quality processes and the development of strategic business plans. Prior to becoming associated with Executive Reserves, Mr. Thigpen held various positions with Levi Strauss & Co. covering a period of more than 23 years, including the position of Senior Vice President, U.S. Operations. Mr. Thigpen has been a lecturer at the Haas School of Business at the University of California, Berkeley since 1992. Mr. Thigpen is a member of the Board of Directors of Radica Games Limited, a developer, manufacturer and distributor of electronic handheld and tabletop games.

      All directors hold office until the next Annual Meeting of Stockholders or Special Meeting in lieu thereof. Executive officers, once elected, serve at the discretion of the Board of Directors.

      The Board of Directors has an Audit Committee consisting of Messrs. Berger, Groninger, Shapiro and Thigpen, a Compensation Committee consisting of Messrs. Groninger, Manuel and Thigpen, and a Corporate Governance Committee consisting of Messrs. Berger, Groninger, Manuel, Shapiro and Thigpen. The Audit Committee meets periodically with management and the Company's independent accountants to review matters relating to the Company's financial reporting, the adequacy of internal accounting controls and the scope and results of audit work. The Compensation Committee meets periodically to review executive and employee compensation and benefits (including stock-based compensation awards under the Company's 1992 Stock Incentive Plan, as amended (the "1992 Stock Incentive Plan")), supervise benefit plans and make recommendations regarding benefit plans to the Board of Directors. The Corporate Governance Committee is responsible for performing functions related to the governance of the Company, including, but not limited to, planning for the succession and promotion of executive officers of the Company, nominating individuals for election to the Board of Directors and establishing, coordinating and maintaining the Company's corporate compliance programs.

      On December 11, 1998, the Company announced that the Board of Directors had formed a committee of independent outside directors (the "Special Committee") to consider the Company's strategic alternatives, including a possible sale of the Company, with a view towards maximizing stockholder value in the near term. The members of the Special Committee are Messrs. Groninger, Manuel and Thigpen.

DIRECTOR COMPENSATION

      During the Company's fiscal year ended January 30, 1999 ("fiscal year 1998"), non-employee directors of the Company were, and during the fiscal year ending January 29, 2000 ("fiscal year 1999") such directors will continue to be, eligible to participate in the 1992 Stock Incentive Plan. The 1992 Stock Incentive Plan provides that each non-employee director of the Company who is elected by the stockholders to the Board initially will automatically be granted, upon such election, a stock option to purchase up to 10,000 shares of Common Stock at the then fair market value of Common Stock. Each non-employee director of the Company who is re-elected by the stockholders to the Board is granted, upon such re-election, a stock option to purchase up to 3,000 shares of Common Stock at the then fair market value of Common Stock. The 1992 Stock Incentive Plan further provides that each of such stock options becomes exercisable in three equal annual installments commencing twelve months following the date of grant and has a ten year term.

      During fiscal year 1998, non-employee directors of the Company were entitled to receive, in addition to reimbursement of expenses, fees for each meeting of the Board of Directors or committees of the Board in which they participated, as follows: $3,000 for each meeting of the Board of Directors; $3,000 for each Compensation Committee meeting; $1,500 for each Audit Committee meeting; $1,500 for each Corporate Governance Committee meeting; and $3,000 for each meeting of the Special Committee. The 1992 Stock Incentive Plan also provides that non-employee directors of the Company may elect to receive all or a portion of their directors' fees, on a current or deferred basis, in shares of Common Stock that are free of any restrictions under the 1992 Stock Incentive Plan ("Unrestricted Stock"). Non-employee directors who are members of the Audit Committee received cash payments as their full compensation for two Audit Committee meetings in fiscal year 1998 that occurred before April 13, 1998. On April 13, 1998 the Board of Directors amended the 1992 Stock Incentive Plan expressly to provide the Compensation Committee of the Board of Directors (the "Compensation Committee") with the authority to waive the requirement that such an irrevocable agreement be delivered prior to the beginning of the calendar year in which a non-employee director wishes to receive shares of Unrestricted Stock in lieu of directors' fees otherwise due. On April 13, 1998 the Compensation Committee waived, with respect to calendar year 1998, compliance with the requirement that such irrevocable agreements be delivered prior to the beginning of the calendar year. This waiver was applicable to meetings of the Board of Directors and its committees held on April 13, 1998 and thereafter through the end of calendar year 1998. All non-employee directors elected to receive one-half of their directors' fees (excluding reimbursement of expenses) in shares of Unrestricted Stock for meetings of the Board of Directors and its committees in which they participated in fiscal year 1998, beginning with the meetings held on April 13, 1998.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater-than-10% stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during fiscal year 1998 and Forms 5 and amendments thereto furnished to the Company with respect to fiscal year 1998, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater-than-10% stockholders were fulfilled in a timely manner.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following Summary Compensation Table sets forth certain information regarding compensation paid or accrued by the Company with respect to the Chief Executive Officer of the Company during fiscal year 1998 and the other two executive officers of the Company as of January 30, 1999 (collectively, the "Named Executive Officers"), for the fiscal years ended January 30, 1999, January 31, 1998 ("fiscal year 1997") and February 1, 1997 ("fiscal year 1996"):


                                                        LONG-TERM
                                          ANNUAL       COMPENSATION
                                     COMPENSATION(1)      AWARDS
                                     ---------------   ------------
                                                        SECURITIES
         NAME AND           FISCAL                      UNDERLYING       ALL OTHER
    PRINCIPAL POSITION       YEAR   SALARY($) BONUS($)   OPTIONS(#)  COMPENSATION($)(2)
    ------------------      ------  --------- -------- ------------  ------------------

Joel H. Reichman.........   1998     $375,000       $0            0       $3,671
  President and Chief       1997      375,000        0      270,000        3,621
  Executive Officer         1996      375,000        0       40,000        2,451
Scott N. Semel............. 1998     $290,000       $0            0       $3,610
  Executive Vice President, 1997      290,000        0      150,000        3,566
  General Counsel and       1996      290,000        0       40,000        3,472
Secretary(3)
Carolyn R. Faulkner........ 1998     $210,000       $0            0       $3,497
  Vice President, Chief     1997      210,000        0       80,000        3,453
  Financial Officer         1996      158,808        0       20,000        2,412
  and Treasurer(4)

----------------------
(1) Other than as described in this table or the footnotes to this table, the Company did not pay any Named Executive Officer any compensation, including incidental personal benefits, in excess of 10% of such Named Executive Officer's base salary.
(2) The amounts disclosed in this column covering fiscal year 1998 represent: (i) payments by the Company of insurance premiums for term life insurance for the benefit of the executive officers (Mr. Reichman, $471; Mr. Semel, $410; and Mrs. Faulkner, $297); and (ii) matching contributions equal to $3,200 that were made by the Company for the benefit of each of the Named Executive Officers to the Company's retirement plan (the "401(k) Plan") established pursuant to
      Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code").
(3) Mr. Semel was elected Executive Vice President of the Company on April 17, 1996.
(4) Mrs. Faulkner was elected Chief Financial Officer of the Company on July 16, 1996 and was elected Treasurer of the Company on January 20, 1998.

OPTIONS/SAR GRANTS

      The Company did not grant any stock options during fiscal year 1998 to any of the Named Executive Officers.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

      The following Fiscal Year-End Option Table sets forth certain information regarding stock options held as of January 30, 1999 by the Named Executive Officers. None of the Named Executive Officers exercised any stock options during fiscal 1998:


                                    COMMON STOCK
                                UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED
                                   OPTIONS HELD AT      IN-THE-MONEY OPTIONS HELD
                                  FISCAL YEAR-END(1)     AT FISCAL YEAR-END($)(2)
                             -------------------------- --------------------------
NAME                         EXERCISABLE  UNEXERCISABLE EXERCISABLE  UNEXERCISABLE
----                         -----------  ------------- -----------  -------------
Joel H. Reichman                 303,166      229,334        $0           $0
Scott N. Semel                   229,166      133,334         0            0
Carolyn R. Faulkner               42,333       73,667         0            0

--------------
(1) Includes 270,000, 150,000 and 80,000 options for Mr. Reichman, Mr. Semel and Mrs. Faulkner, respectively, which are subject to forfeiture if the per share price of Common Stock does not close at or above $12.00 for at least five trading days ending on or prior to April 28, 2002.
(2) "Value" means the difference between the option exercise price and the market value, as of the fiscal year-end, of the shares of Common Stock acquired upon exercise. Based on the last sale price of Common Stock ($2.81 per share) on January 29, 1999, as reported by The Nasdaq Stock Market, less the applicable option exercise price, no option held by a Named Executive Officer was "in the money" as of the end of fiscal year 1998.

EMPLOYMENT AGREEMENTS


      The Company entered into employment agreements, effective as of October 16, 1995, with each of Joel H. Reichman and Scott N. Semel for three-year terms ending October 15, 1998, and an employment agreement, effective as of May 9, 1997, with Carolyn R. Faulkner for a three-year term ending May 8, 2000. Each of these employment agreements (collectively, the "Employment Agreements") provides for automatic renewal for successive one-year terms unless either party notifies the other to the contrary at least 90 days prior to expiration of the then current term. Each of Mr. Reichman's and Mr Semel's employment agreements renewed pursuant to this automatic renewal provision as of October 15, 1998.

      The Employment Agreements require each executive officer to devote substantially all of the executive officer's time and attention to the business of the Company as necessary to fulfill his or her duties. Pursuant to the Employment Agreements, Messrs. Reichman and Semel and Mrs. Faulkner were each initially entitled to be paid base salary at an annual rate of $375,000, $255,000 and $210,000, respectively. The Employment Agreements provide that the executive officers' annual rate of base salary for the remaining years of employment may be increased by the Compensation Committee in its sole discretion. The Employment Agreements further provide that, effective as of the first day of each fiscal year of the Company, each executive officer's annual rate of base salary will be increased by at least the percentage increase in the cost of living in Boston, Massachusetts. Each of Messrs. Reichman and Semel and Mrs. Faulkner waived their right to receive this increase for fiscal 1998. The Employment Agreements also provide for the payment of bonuses in such amounts as may be determined by the Compensation Committee. While an executive officer is employed by the Company, the Company provides the executive officer with a full-size automobile for the executive officer's personal use and for use in performance of his or her employment duties and obligations, including maintenance of and fuel for such automobile. Each executive officer is entitled to vacations and to participate in and receive any other benefits customarily provided by the Company to its senior executives (including any bonus, retirement, short and long-term disability insurance, major medical insurance and group life insurance plans in accordance with the terms of such plans), including stock option plans, all as determined from time to time by the Compensation Committee.

      The Employment Agreements provide that in the event the executive officer's employment is terminated by the Company at any time for any reason other than "justifiable cause" (as defined in the Employment Agreements), disability or death, or in the event that the Company shall fail to renew the Employment Agreement at any time within two years following the date of a "Change in Control of the Company," the Company is required, upon such termination or failure to renew, immediately to pay to the executive officer, in a lump sum, a severance payment equal to the greater of (i) one-twelfth of the executive officer's then annual base salary multiplied by the number of months remaining in the term of the Employment Agreement or (ii) a sum equal to his or her annual base salary then in effect multiplied by two. In addition, in the event the executive officer's employment is terminated under such circumstances, the executive officer is also entitled to continue to participate, at the Company's expense, in the Company's health insurance and disability insurance programs to the extent permitted by such programs for a period of two years. The Employment Agreements also provide that in the event the Company elects not to renew the Employment Agreement (other than within two years following a Change of Control of the Company), the Company will pay the executive officer a sum equal to the greater of (i) one year's annual base salary or (ii) two months' base salary plus one-sixth of the executive officer's bonus, if any, relating to the most recently completed fiscal year, for each year the executive officer has been employed by the Company. If an executive officer dies while he or she is on Company business, then the Company is required to pay such executive officer's estate one-half of his or her then annual base salary.

      Each Employment Agreement contains confidentiality provisions pursuant to which each executive officer agrees not to disclose confidential information regarding the Company. Each Employment Agreement also contains covenants pursuant to which each executive officer agrees during the term of his or her employment and for a one-year period following the termination of his or her employment, not to have any connection with any business which competes with the business of the Company. Each Employment Agreement provides that in the event of termination of employment (unless such termination is because the Company fails to renew the Employment Agreement or the Company terminates the executive officer's employment within two years following a Change in Control of the Company), the executive officer will be available on a part-time basis to advise and consult with the Company, with respect to the affairs of the Company, for up to one year following termination of employment. In the event the Company elects not to renew an executive officer's Employment Agreement, or terminates the executive officer's employment within two years following a Change in Control of the Company, or fails to make the required severance payments described above, then the non-competition covenants contained in such executive officer's Employment Agreement will automatically terminate.

      Under the Employment Agreements, the executive officer may terminate his or her employment at any time upon 30 days' prior notice. Upon the executive officer's termination of employment or election not to renew his or her Employment Agreement, the non-competition covenants contained in such executive officer's Employment Agreement will terminate unless the Company pays the executive officer the severance payments described above. In such event, the executive officer will be entitled to receive such portion of his or her annual base salary and bonus, if any, as had been accrued to date.

      For purposes of the Employment Agreements, a "Change in Control of the Company" is deemed to occur if: (i) there is consummated (a) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company's Common Stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of the Company's Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (b) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company; or (ii) the stockholders of the Company approve any plan or proposal for liquidation or dissolution of the Company; or (iii) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) becomes the beneficial owner (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 40% or more of the Company's outstanding Common Stock other than pursuant to a plan or arrangement entered into by such person and the Company; or (iv) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire Board of Directors of the Company cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Company's stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

      The Employment Agreements also provide that if, in connection with a change of ownership or control of the Company or a change in ownership of a substantial portion of the assets of the Company (all within the meaning of Section 280G(b)(2) of the Internal Revenue Code), an excise tax is payable by the executive officer under Section 4999 of the Internal Revenue Code, then the Company will pay to the executive officer additional compensation which will be sufficient to enable the executive officer to pay such excise tax as well as the income tax and excise tax on such additional compensation, such that, after the payment of income and excise taxes, the executive officer is in the same economic position in which he would have been if the provisions of Section 4999 of the Internal Revenue Code had not been applicable.

      In May 1999, the Company established a trust (the "Trust") for the purpose of securing already existing obligations of the Company to Messrs. Reichman and Semel and Mrs. Faulkner (the "Trust Executives") under the Employment Agreements, the "Indemnification Agreements" (as defined below) and the Company's By-Laws. The Company deposited $2.3 million in the Trust for these obligations. The funds will be held in the Trust to pay the amounts due under the Employment Agreements to the Trust Executives in the event of a Change in Control of the Company and also to pay any amounts due to the Trust Executives pursuant to the Indemnification Agreements or the Company's By-Laws.

      The Trust may be revoked by the Company, and the funds withdrawn, after (i) November 11, 1999, if no Change in Control of the Company has occurred or (ii) a period of twenty-eight months following a Change in Control of the Company. In addition, the Trust may terminate on the date on which the Trust Executives and their beneficiaries are no longer entitled to benefits under the terms of the Employment Agreements, the Indemnification Agreements or the Company's By-Laws, unless sooner revoked by the Company as described above. The Trust may not be amended by the Company in any manner adverse to the Trust Executives and their beneficiaries following a Change in Control of the Company.

      The Trust Executives have no preferred claim on, or any beneficial ownership interest in, any assets of the Trust. Any rights created under the Employment Agreements, the Indemnification Agreements or the Company's By-Laws and the Trust are unsecured contractual rights of the Trust Executives against the Company. Any assets of the Trust are subject to the claims of the Company's creditors in the event the Company becomes insolvent or in certain circumstances if the Lenders (as defined herein) accelerate time for payment under the Amended and Restated Loan and Security Agreement dated as of June 4, 1998, by and among the Company and BankBoston Retail Finance Inc. and Norwest Business Credit Inc. now known as Wells Fargo Business Credit Inc. (collectively, the "Lenders").

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      James G. Groninger, Bernard M. Manuel and Peter L. Thigpen served on the Compensation Committee during all of fiscal year 1998. Persons serving on the Compensation Committee had no relationships with the Company in fiscal year 1998 other than their relationship to the Company as directors entitled to the receipt of standard compensation as directors and members of certain committees of the Board and their relationship to the Company as beneficial owners of shares of Common Stock and options exercisable for shares of Common Stock. No person serving on the Compensation Committee or on the Board of Directors is an executive officer of another entity for which an executive officer of the Company serves on the board of directors or on that entity's compensation committee.

ADDITIONAL INFORMATION CONCERNING EXECUTIVE COMPENSATION

      401(K) PLAN

      On January 27, 1993, the Board of Directors adopted the 401(k) Plan. All eligible employees of the Company are entitled to participate in the Plan. The 401(k) Plan permits each participant to defer up to fifteen percent of such participant's annual salary up to a maximum annual amount ($9,500 in calendar year 1997 and $10,000 in calendar year 1998). The Board of Directors of the Company may determine, from fiscal year to fiscal year, whether and to what extent the Company will contribute to the 401(k) Plan by matching contributions made to the Plan by eligible employees. During fiscal year 1998, the matching contribution by the Company continued to be 50% of contributions by eligible employees up to a maximum of six percent of salary.

      SENIOR EXECUTIVE INCENTIVE PLAN

      The SEIP was initially adopted by the Board of Directors of the Company during fiscal year 1996. The SEIP is an incentive compensation plan under which executive officers of the Company may be eligible to receive annual cash bonus payments. The Compensation Committee determined that none of the Named Executive Officers were eligible to participate, and did not designate any Named Executive Officers as participants, in the SEIP for fiscal 1998.

      KEY MAN INSURANCE

      The Company has obtained a key man life insurance policy in the amount of $2,000,000 on the life of Mr. Reichman. The Company pays the premium for such policy and is the sole beneficiary thereof.

      LIMITATION OF LIABILITY; INDEMNIFICATION

      The Company's Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation"), provides that no director of the Company shall be personally liable to the Company or to any of its stockholders for monetary damages arising out of such director's breach of fiduciary duty, except to the extent that the elimination or limitation of liability is not permitted by the Delaware General Corporation Law. The Delaware General Corporation Law, as currently in effect, permits charter provisions eliminating the liability of directors for breach of fiduciary duty, except that directors remain liable for (i) any breach of the directors' duty of loyalty to a company or its stockholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) any payment of a dividend or approval of a stock repurchase that is illegal under Section 174 of the Delaware General Corporation Law, or (iv) any transaction from which the directors derived an improper personal benefit. The effect of this provision of the Certificate of Incorporation is that directors cannot be held liable for monetary damages arising from breaches of their duty of care, unless the breach involves one of the four exceptions described in the preceding sentence. The provision does not prevent stockholders from obtaining injunctive or other equitable relief against directors, nor does it shield directors from liability under federal or state securities laws.

      The Certificate of Incorporation and the Company's by-laws further provide for indemnification of the Company's directors and officers to the fullest extent permitted by Section 145 of the Delaware General Corporation Law, including circumstances in which indemnification is otherwise discretionary.

      On December 10, 1998, the Company's Board of Directors authorized the Company to enter into indemnification arrangements (the "Indemnification Agreements") with each of the Company's directors and executive officers (collectively, the "Indemnitees"). The Indemnification Agreements provide for the indemnification of, and advancing of expenses incurred by, each Indemnitee, by reason of any event or occurrence (an "Indemnifiable Event") related to the fact that such Indemnitee is or was a director or officer of the Company. Such expenses include attorneys' fees and all other costs or obligations paid or incurred in connection with investigating, defending or being a witness in or preparing to defend, be a witness in or participate in, any claim relating to an Indemnifiable Event.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a) Security Ownership of Certain Beneficial Owners

      The following named persons were the only individuals or entities believed by the Company to be the beneficial owners of more than five percent of the issued and outstanding shares of Common Stock as of April 20, 1999. The Company is informed that, except as indicated, all of them have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.


                                          NUMBER OF SHARES   PERCENTAGE(1) OF
NAME AND ADDRESS OF BENEFICIAL OWNER     BENEFICIALLY OWNED    COMMON STOCK
------------------------------------     ------------------  ----------------
Grace & White, Inc.
  515 Madison Avenue
  New York, New York 10022 ..............      2,057,100(2)          12.9%

Franklin Resources, Inc.
  777 Mariners Island Boulevard
  San Mateo, California 94403 ...........      1,900,000(3)          11.9

Jewelcor Management Inc.
  100 North Wilkes-Barre Boulevard
  Wilkes-Barre, PA 18702.................      1,570,200(4)           9.9

Stanley I. Berger
  100 Essex Road
  Chestnut Hill, Massachusetts 02467.....      1,203,029(5)           7.4

Dimensional Fund Advisors Inc.
  1299 Ocean Avenue, 11th Floor
  Santa Monica, California 90401.........        838,400(6)           5.3

------------------
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated, each person possesses sole voting and investment power with respect to all of the shares of Common Stock owned by such person, subject to community property laws where applicable. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable, or become exercisable by June 19, 1999 (60 days after April 20, 1999), are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 15,926,219 shares of Common Stock outstanding on April 20, 1999, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d-3(d)(1) under the Exchange Act. The information as to each person has been furnished by such person.
(2) The Company received a report styled "Amendment No. 1 to Schedule 13G" dated February 8, 1999, stating that Grace & White, Inc. ("Grace & White") was the beneficial owner of the number of shares of Common Stock set forth opposite its name in the table above. The report indicates that at December 31, 1998 Grace & White had sole voting power with respect to 194,000 shares and that Grace & White may be deemed to beneficially own, within the meaning of Rule 13d-3 of the Exchange Act, 2,057,100 shares over which it had sole dispositive power. The report indicates that the shares were acquired in the ordinary course of Grace & White's investment advisory business and not with the purpose of changing or influencing the control of the Company.
(3) The Company received a report on Schedule 13G/A dated May 8, 1999 and filed jointly by Franklin Resources, Inc. ("FRI"), Franklin Advisory Services, Inc. ("FASI"), Charles B. Johnson and Rupert H. Johnson, Jr. FASI is an investment adviser; FRI is the parent holding company of FASI; and Charles B. Johnson and Rupert H. Johnson, Jr. each own in excess of 10% of the outstanding stock, and are the principal stockholders, of FRI. The report states that FASI had sole voting power and sole dispositive power over 1,900,000 shares as of that date. The report further states that the shares were beneficially owned by one or more open or closed-end investment companies or other managed accounts which are advised by direct and indirect investment adviser subsidiaries of FRI. The report indicates that the shares were acquired in the ordinary course of business and not with the purpose of changing or influencing the control of the Company. The report describes the relationship among Franklin, FASI, Charles B. Johnson and Rupert H. Johnson, Jr., but it does not affirm the existence of a "group" as that term is used in Section 13(d)(3) of the Exchange Act; nevertheless, the Company believes that FRI, FASI, Charles B. Johnson and Rupert H. Johnson, Jr. may be deemed to constitute a group under Section 13(d)(3) of the Exchange Act and that such group may be deemed to be the beneficial owner of the shares described in this footnote.
(4) The Company has received reports on Schedule 13D, initially dated as of November 27, 1998 and amended through May 12, 1999 and filed jointly on behalf of Jewelcor Management, Inc., ("Jewelcor"), Jewelcor, Inc., S.H. Holdings, Inc., Seymour Holtzman and Evelyn Holtzman. Jewelcor is a wholly-owned subsidiary of Jewelcor Inc. Jewelcor, Inc. is a wholly-owned subsidiary of S.H. Holdings, Inc. Seymour Holtzman and Evelyn Holtzman own, as tenants by the entirety, a controlling interest of S.H. Holdings, Inc. The last report filed before the date of this table, filed as of March 25, 1999, states that Jewelcor had sole voting power and sole dispositive power over 1,570,200 shares as of that date. The report describes the relationship among Jewelcor, Jewelcor, Inc., S.H. Holdings, Inc., Seymour Holtzman and Evelyn Holtzman, but it does not affirm the existence of a "group" as that term is used in Section 13(d)(3) of the Exchange Act; nevertheless, the Company believes that Jewelcor, Jewelcor, Inc., S.H. Holdings, Inc., Seymour Holtzman and Evelyn Holtzman may be deemed to constitute a group under Section 13(d)(3) of the Exchange Act and that such group may be deemed to be the beneficial owner of the shares described in this footnote. See "Changes in Control."
(5) Includes 241,500 shares issuable pursuant to outstanding stock options exercisable within 60 days of April 20, 1999. Stanley I. Berger filed a Schedule 13D with the Securities and Exchange Commission as of December 29, 1998, stating that he had consented or would consent in his capacity as a shareholder to the proposals described in the Consent Solicitation Statement of Jewelcor. The Jewelcor Consent Solicitation Statement expired without the election of any new members to the Company's Board of Directors. See "Changes in Control."
(6) The Company received a report on Schedule 13G dated February 12, 1999 stating that Dimensional Fund Advisors Inc. ("DFAI") was reporting the beneficial ownership of an aggregate of 838,400 shares by four investment companies to which DFAI furnishes investment advice and certain other investment vehicles to which DFAI serves as an investment adviser. These investment companies and other investment vehicles are referred to as the "Portfolios" in the Schedule 13G filed by DFAI. The Schedule 13G states that all securities reported in the Schedule 13G are owned by advisory clients of DFAI, none of which, to DFAI's knowledge, owns more than five percent of the outstanding shares of Common Stock of the Company. The report on
      Schedule 13G indicates that at December 31, 1998 DFAI had sole voting power and with respect to all 838,400 shares reported and that DFAI may be deemed to beneficially own such shares within the meaning of Rule 13d-3 of the Exchange Act in that it had sole dispositive power over them. The report indicates that the shares were acquired in the ordinary course of business and not with the purpose of changing or influencing the control of the Company. The report describes the relationship among DFAI and its advisory clients but does not affirm the existence of a "group" as that term is used in Section 13(d)(3) of the Exchange Act. DFAI disclaims beneficial ownership of the shares; nevertheless, the Company believes that DFAI and its advisory clients may be deemed to constitute a group under Section 13(d)(3) of the Exchange Act and that such group may be deemed to be the beneficial owner of the shares described in this footnote.

      (b) Security Ownership of Management

      As of April 20, 1999, the following directors of the Company, the Named Executive Officers and the directors and Named Executive Officers as a group were the beneficial owners of the indicated amount of issued and outstanding shares of Common Stock. Except as indicated, all of them have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.


                                          NUMBER OF SHARES
                                                 OF            PERCENTAGE
                                            COMMON STOCK         (1) OF
                                            BENEFICIALLY      COMMON STOCK
 NAME AND TITLE OF BENEFICIAL OWNER             OWNED         OUTSTANDING
 ----------------------------------       ----------------    ------------
Stanley I. Berger
  Chairman of the Board and Director......     1,203,029(2)        7.4%

Joel H. Reichman
  President, Chief Executive Officer and
  Director................................       416,455(3)        2.6

Scott N. Semel
  Executive Vice President, General
  Counsel and Secretary...................       310,537(4)        1.9

Carolyn R. Faulkner
  Vice President, Chief Financial Officer
  and Treasurer...........................        60,333(5)         *

James G. Groninger
  Director................................        69,294(6)         *

Melvin I. Shapiro
  Director................................        62,779(7)         *

Bernard M. Manuel
  Director................................        80,375(8)         *

Peter L. Thigpen
  Director................................        47,994(9)         *

All directors and executive officers as a
group 8 persons)..........................     2,250,796(10)      13.2%

------------------
*     Less than 1.0%.
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated, each person possesses sole voting and investment power with respect to all of the shares of Common Stock owned by such person, subject to community property laws where applicable. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable, or become exercisable by June 19, 1999 (60 days after April 20, 1999), are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 15,926,219 shares of Common Stock outstanding on April 20, 1999, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d-3(d)(1) under the Exchange Act. The information as to each person has been furnished by such person.
(2) Includes 241,500 shares issuable pursuant to outstanding stock options exercisable within 60 days of April 20, 1999.
(3) Includes 370,500 shares issuable pursuant to outstanding stock options exercisable within 60 days of April 20, 1999, as well as 280 shares owned by Mr. Reichman's wife and 427 shares owned by Mr. Reichman's children, as to which 707 shares Mr. Reichman disclaims beneficial ownership.
(4) Includes 272,500 shares issuable pursuant to outstanding stock options exercisable within 60 days of April 20, 1999, as well as 450 shares owned by Mr. Semel's daughter, as to which he disclaims beneficial ownership.
(5) Includes 59,333 shares issuable pursuant to outstanding stock options exercisable within 60 days of April 20, 1999.
(6) Includes 43,500 shares issuable pursuant to outstanding stock options exercisable within 60 days of April 20, 1999.
(7) Includes 43,500 shares issuable pursuant to outstanding stock options exercisable within 60 days of April 20, 1999 and 450 shares owned by Mr. Shapiro's wife as to which he disclaims beneficial ownership.
(8) Includes 43,500 shares issuable pursuant to outstanding stock options exercisable within 60 days of April 20, 1999.
(9) Includes 22,000 shares issuable pursuant to outstanding stock options exercisable within 60 days of April 20, 1999.
(10) Includes 1,096,333 shares issuable pursuant to outstanding stock options exercisable within 60 days of April 20, 1999. See also Notes 2 through 9 above for further details concerning such options.

      (c) Changes in Control

      On December 7, 1998, a Consent Solicitation with respect to 1,570,200 shares of Common Stock executed on behalf of Jewelcor and its controlling shareholder, Seymour Holtzman, was delivered to the Company for the purpose of removing and replacing the members of the Company's Board of Directors other than Chairman Stanley I. Berger. A preliminary Consent Solicitation Statement was filed on December 7, 1998 by the Holtzman Group with the Securities and Exchange Commission. On December 11, 1998, the Board of Directors of the Company determined to oppose the Consent Solicitation by Jewelcor and Mr. Holtzman.

      Stanley I. Berger filed a Schedule 13D with the Securities and Exchange Commission as of December 29, 1998, stating that he had consented or would consent in his capacity as a shareholder to the proposals described in the Consent Solicitation Statement of Jewelcor.

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

      On December 11, 1998, the Company announced that its Board of Directors had formed a committee of independent outside directors to consider the Company's strategic alternatives, including a possible sale of the Company, with a view towards maximizing shareholder value. To date, the Company has not entered into an agreement providing for the sale of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company entered into a consulting agreement with Mr. Berger dated as of December 21, 1994 (the "Consulting Agreement") in which he agreed to provide an average of four days per week of consulting services to the Company until December 20, 1997. As compensation for such services, among other things, the Company paid Mr. Berger $250,000 per year and provided health benefits to him and his spouse. The Consulting Agreement contained covenants pursuant to which Mr. Berger agreed that, during the term of the Consulting Agreement and for a two-year period following expiration of the Consulting Agreement, not to have any connection with any business that competes with the business of the Company in the eastern United States. Under the Consulting Agreement, the Company also agreed, during the term of the Consulting Agreement, to make available to Mr. Berger an automobile for use in connection with his work for the Company and to reimburse him for the expenses of operation of the automobile. The Company further agreed to transfer title to such automobile to Mr. Berger, without charge to him, promptly after expiration of the term of the Consulting Agreement, and such automobile, having a value of approximately $19,800 at the time of transfer, was transferred to Mr. Berger in January 1998. From January 1, 1998 through December 31, 1998, Mr. Berger was paid to provide consulting services to the Company on a month-to-month basis at the rate of $50,000 per annum. During this period and thereafter, the Company has provided, and will continue to provide, health benefits to Mr. Berger and his spouse pursuant to the Consulting Agreement. The Company paid Mr. Berger $45,833 in consulting fees pursuant to this arrangement for his services in fiscal 1998.

                                  SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Designs, Inc.

Date: May  28, 1999                        By: /s/ Joel H. Reichman
                                               -----------------------
                                               Joel H. Reichman
                                               President and Chief
                                                 Executive Officer




                                 EXHIBIT INDEX

3.4               By-Laws of the Company, as amended.