Form 10-Q
period 1999-05-01
DESIGNS INC
filed 1999-06-15
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


Quarter Ended May 1, 1999                    Commission File Number   0-15898



                                  DESIGNS, INC.
                          (Exact name of registrant as
                            specified in its charter)



          Delaware                                        04-2623104
State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

    66 B Street, Needham, MA                                 02494
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


Yes      X           No
       -----             ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                              Outstanding as of May 1, 1999
         -----                              -----------------------------

        Common                                        15,930,000

                                  DESIGNS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  May 1, 1999, May 2, 1998 and January 30, 1999
                      (In thousands, except per share data)



                                        May 1,         May 2,      January 30,
                                         1999           1998          1999
ASSETS                               (Unaudited)     (Unaudited)
                                    -------------   ------------   -----------

Current assets:
 Cash and cash equivalents                  -         $ 3,758        $   153
 Accounts receivable                        480           214            178
 Inventories                             52,480        56,926         57,925
 Income taxes refundable and deferred       802         2,760            272
 Prepaid expenses                         3,031         1,342            911
                                    -------------------------------------------
          Total current assets           56,793        65,000         59,439

Property and equipment, net of
 accumulated depreciation and
 amortization                            17,142        32,724         17,788
Other assets:
 Deferred income taxes                   18,456         6,362         18,570
 Intangible assets, net                   2,549         2,885          2,628
 Other assets                               877           456            892
                                    -------------------------------------------
Total assets                           $ 95,817     $ 107,427      $ 99,317
                                    ===========================================



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                      $ 7,926       $ 12,592        $ 8,716
 Accrued expenses and other
  current liabilities                    6,278          6,543          6,433
 Accrued rent                            1,990          2,992          2,015
 Reserve for severance and store
  closings                               3,598            491          4,372
 Notes payable                          12,829          1,000         13,825
                                   --------------------------------------------
 Total current liabilities              32,621         23,618         35,361
                                   --------------------------------------------

Minority interest                          -            4,465            -

Stockholders' equity:
 Preferred Stock, $0.01 par value,
  1,000,000 shares authorized,
  none issued
 Common Stock, $0.01 par value,
  50,000,000 shares authorized,
  16,217,000,16,020,000,and 16,178,000
 shares issued at May 1, 1999,
  May 2, 1998 and January 30, 1999,
  respectively                             162            160            162
 Additional paid-in capital             53,996         53,668         53,908
 Retained earnings                      10,990         27,343         11,854
 Treasury stock at cost, 286,650 shares
  at May 1, 1999 and January 30, 1999
  and 281,000 shares at May 2, 1998     (1,830)        (1,827)        (1,830)
 Deferred compensation                    (122)           -             (138)
                                     ------------------------------------------
 Total stockholders' equity             63,196         79,344          63,956
                                     ------------------------------------------
 Total liabilities and
  stockholders' equity                $ 95,817      $ 107,427        $ 99,317
                                     ==========================================

                The accompanying notes are an intergral part of
                     the consolidated financial statements.

                                 DESIGNS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                 (Unaudited)

                                                     Three Months Ended
                                                ------------------------------
                                                    May 1,         May 2,
                                                     1999           1998
                                                ------------------------------

Sales                                             $ 39,835       $ 43,400
Cost of goods sold including
 occupancy                                          29,618         34,024
                                                ------------------------------

Gross profit                                        10,217          9,376

Expenses:
 Selling, general and administrative                 9,593         11,946
 Depreciation and amortization                       1,726          2,491
                                                 ------------------------------
Total expenses                                      11,319         14,437
                                                 ------------------------------

Operating loss                                      (1,102)        (5,061)

Interest expense                                       325            191
Interest income                                          6             20
                                                 ------------------------------
Loss before minority
 interest and income taxes                          (1,421)        (5,232)
Less minority interest                                   -           (226)
                                                 ------------------------------

Loss before income taxes                            (1,421)        (5,006)
Benefit for income taxes                              (558)        (1,954)
                                                 ------------------------------
Net Loss                                            $ (863)      $ (3,052)
                                                 ==============================



Loss per share- Basic and Diluted                   $(0.05)        $(0.19)

Weighted average number of common
 shares outstanding:
  Basic                                             15,889         15,733
  Diluted                                           15,889         15,733



                The accompanying notes are an intergral part of
                     the consolidated financial statements.

                                 DESIGNS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                       Three months ended
                                               -------------------------------
                                                     May 1,             May 2,
                                                      1999               1998
                                               --------------       -----------

Cash flows from operating activities:
 Net loss                                           $ (863)         $  (3,052)
 Adjustments to reconcile to net cash
  provided by operating activities:
   Depreciation and amortization                     1,726              2,491
   Minority interest                                   -                 (226)
   Loss from disposal of property
    and equipment                                      112                130

 Changes in operating assets and liabilities:
   Accounts receivable                                (302)              (100)
   Inventories                                       5,445             (1,954)
   Prepaid expenses                                 (2,120)              (327)
   Other assets                                        (39)              (146)
   Reserve for severance and store closings           (774)            (1,308)
   Income taxes                                       (530)            11,097
   Accounts payable                                 (3,273)             3,771
   Accrued expenses and other current liabilities    2,327                544
   Accrued rent                                        (25)               241
                                                  ------------      ------------
    Net cash provided by operating activities        1,798             11,161
                                                  ------------      ------------

Cash flows from investing activities:
 Additions to property and equipment                (1,131)              (151)
 Proceeds from disposal of property and equipment       73                 87
                                                  ------------      ------------
    Net cash used for investing activities          (1,058)               (64)
                                                  ------------      ------------

Cash flows from financing activities:
 Net borrowings (repayments) under credit facility    (996)            (8,828)
 Issuance of common stock to Board of Directors        103                -
 Issuance of common stock under option program (1)      -                  16
                                                  ------------      ------------
    Net cash used for financing activities            (893)            (8,812)
                                                  ------------      ------------
Net (decrease) increase in cash and cash
 equivalents                                          (153)             2,285
Cash and cash equivalents:
 Beginning of the period                               153              1,473
                                                  ------------      ------------
 End of the period                                      -              $3,758
                                                  ============      ============


     (1)Net of related tax effect.


                The accompanying notes are an intergral part of
                     the consolidated financial statements.

                                  DESIGNS, INC.
                   Notes to Consolidated Financial Statements

1.       Basis of Presentation

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company's audited consolidated financial statements for the year ended January 30, 1999 (filed on Form 10-K, as amended, with the Securities and Exchange Commission). The information set forth in these statements may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company's results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's business historically has been seasonal in nature and the results of the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.       Minority Interest

On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company ("Designs JV Subsidiary"), and LDJV Inc., a subsidiary of Levi's Only Stores, Inc. ("LOS"), which is a wholly-owned subsidiary of Levi Strauss & Co., entered into a partnership agreement (the "Partnership Agreement"). The purpose of the Partnership Agreement was to sell Levi's(R) brand jeans and jeans-related products in Original Levi's Stores(TM) and Levi's(R) Outlet stores in a specified territory. The joint venture established under the Partnership Agreement was known as The Designs/OLS Partnership (the "OLS Partnership").

In October 1998, the Company reached an agreement with LOS to dissolve and wind up the OLS Partnership. Pursuant to this agreement, the OLS Partnership distributed to Designs JV Subsidiary 11 Levi's(R) Outlet stores, with a net book value of approximately $6.3 million. In addition, the OLS Partnership distributed three Original Levi's Stores(TM) to LDJV Inc. The net book value of these three Original Levi's Stores(TM) was approximately $5.5 million, which was greater than LDJV Inc.'s equity interest in the OLS Partnership. Consequently, LDJV Inc. made a $2.9 million capital contribution of cash to the OLS Partnership at October 31, 1998.

Additionally, in connection with the plan to dissolve and wind up the OLS Partnership, the OLS Partnership recorded a pre-tax charge of $4.5 million during the third quarter of fiscal 1998, related to the closing of the remaining eight Original Levi's Stores(TM) that it did not distribute. This $4.5 million charge is included in the total $13.4 million charge recorded by the Company and discussed in Note 3 below. The total estimated cost to close these stores is $1.3 million less than the original charge, primarily due to favorable lease termination payments. This $1.3 million was part of the total $2.9 million that the Company recognized as restructuring income in the fourth quarter of fiscal 1998. All eight of these stores were closed by the end of fiscal 1998.

The operating results of the OLS Partnership are consolidated with the financial statements of the Company for the three months ended May 2, 1998. Minority interest at May 2, 1998 represents LDJV Inc.'s 30% interest in the OLS Partnership.

3.       Charge for Store Closings

During the third quarter of fiscal 1998, the Company announced its plans to close 14 unprofitable Designs stores and eight unprofitable Boston Trading Co.(R)/BTC(TM) stores through lease terminations and expirations. This store closing strategy resulted in the Company recording a pre-tax charge of $13.4 million, or $0.47 per share after tax, related to the closing of 14 Designs stores, eight Boston Trading Co.(R)/BTC(TM) and the remaining eight Original Levi's Stores(TM) closed by the joint venture. The total revised estimated cost to close these stores is $10.5 million, which is $2.9 million less than the original charge, primarily due to favorable landlord negotiations on lease termination payments. As a result, the Company recognized pre-tax income of $2.9 million in the fourth quarter of fiscal 1998. Total estimated cash costs are expected to be $4.2 million related to lease terminations, employee severance and other related expenses. The remainder of the $10.5 million charge consists of non-cash costs of approximately $6.3 million in store fixed asset write-offs. All of these stores were closed by the end of fiscal 1998. At
May 1, 1999, the remaining reserve balance related to these store closings was $1.4 million, which primarily relates to landlord settlements and severance payments that the Company anticipates will be paid in fiscal 1999.

During the fourth quarter of fiscal 1998, the Company recorded additional store closing and severance reserves of $5.2 million, or $0.20 per share, related to the decision to close three BTC(TM) stores, one Designs store, and four
Boston Traders(R) Outlet stores and to further reduce corporate headcount. This pre-tax charge included cash costs of approximately $2.9 million related to lease terminations and corporate severance, and $2.3 million of non-cash costs related to store fixed asset write-offs and markdowns. At May 1, 1999, the remaining reserve balance related to these store closings is $4.2 million.

The combined earnings and cash flow benefits of the third and fourth quarter charges are expected, barring unforeseen circumstances, to be $8.5 million and $13.5 million, respectively, for both fiscal 1999 and 2000.

4.       Boston Trading Ltd., Inc. Litigation

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

5.       Credit Facility

On June 4, 1998 the Company entered into an Amended and Restated Loan and Security Agreement with a subsidiary of BankBoston, N.A., BankBoston Retail Finance Inc., as agent for the lenders named therein (the "Credit Agreement"). This credit facility, which terminates on June 4, 2001, consists of a revolving line of credit permitting the Company to borrow up to $50 million. Under this facility, the Company has the ability to cause the lenders to issue documentary and standby letters of credit up to $5 million. The Company's obligations under the Credit Agreement are secured by a lien on all of the Company's assets. The ability of the Company to borrow under the Credit Agreement is subject to a number of conditions, including the accuracy of certain representations and compliance with tangible net worth and fixed charge coverage ratio covenants. The availability of the unused revolving line of credit is limited to specified percentages of the value of the Company's eligible inventory determined under the Credit Agreement, ranging from 60% to 65%. At the option of the Company, borrowings under this facility bear interest at BankBoston N.A.'s prime rate or at LIBOR-based fixed rates. The Credit Agreement contains certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company. The Company is subject to a prepayment penalty of $250,000 to $500,000 if the Credit Agreement terminates prior to June 4, 2000.

In the third quarter of fiscal 1998, the Credit Agreement was amended to, among other things, permit and acknowledge the Company's acquisition of nine Levi's(R) Outlet stores and 16 Dockers(R) Outlet stores from LOS and to permit and acknowledge the transactions associated with the dissolution and winding up of the OLS Partnership. These amendments included an increase in the minimum tangible net worth that the Company must have, which was adjusted to recognize the value of the assets distributed to the Company by the OLS Partnership. Prior to these amendments, the tangible net worth of the OLS Partnership was excluded from the calculation of the Company's tangible net worth for purposes of these financial covenants. Subject to certain limitations and conditions, the Credit Agreement permits the Company, without the prior permission of the lenders, to consummate certain acquisitions and to repurchase shares of the Company's Common Stock. These amendments, among other things, reduced the amount that the Company may expend for such purposes without obtaining the prior permission of its lenders.

At May 1, 1999 the Company had borrowings of approximately $11.8 million outstanding under this facility and had two outstanding standby letters of credit totaling approximately $377,400. Average borrowings outstanding under this credit facility for the first quarter of fiscal 1999 were approximately $14.3 million. The Company was in compliance with all debt covenants under the Credit Agreement at the end of the first quarter.

6.       Net Loss Per Share

Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires the computation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is determined by giving effect to the exercise of stock options using the treasury stock method. The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share.


                                                               For the
                                                         three months ended
(In thousands)                                        5/1/99             5/2/98
                                                     -------             ------
  Basic weighted average common
   shares outstanding                                 15,889             15,733

Stock options, excluding anti-dilutive options
   of 139 shares and 56 shares for May 1, 1999
   and May 2, 1998, respectively                         --                 --
                                                      ------             ------
Diluted weighted average shares
   Outstanding                                        15,889             15,733
                                                      ======             ======

Options to purchase shares of the Company's Common Stock of 1,867,832 and 1,938,350 for May 1, 1999 and May 2, 1998, respectively, were excluded from the computation of diluted EPS because the exercise price of the options was greater than the average market price per share of Common Stock for the periods reported.

7.       Segment Disclosure

The Company operates its business under two reportable store segments:
(i) the Outlet Store Group and (ii) the Specialty Store Group. The Company also has a segment for Closed Stores and Other which includes the operations of all closed stores and stores that are expected to close through the third quarter of fiscal 1999.

Outlet Store Group: At May 1, 1999, this store group included the Company's 60 Levi's(R) Outlet by Designs stores, the 25 acquired Dockers(R) and Levi's(R) Outlet stores, the 11 Levi's(R) Outlet stores that were previously owned and operated by the OLS Partnership through October 31, 1998 and the five Buffalo Jeans Factory Stores. These outlet stores all operate in outlet parks located in the eastern United States and primarily sell close out and end-of-season merchandise from vendors.

Specialty Store Group: At May 1, 1999, this store group consisted of the five remaining Designs stores that the Company intends to operate through fiscal 1999. These stores are located in enclosed regional shopping centers and offer a broad selection of Levi Strauss & Co. branded merchandise together with other complementary brands of tops and bottoms.

Closed Stores and Other: This group included the Designs, Boston Trading Co.(R) and Boston Traders(R) Outlet stores that were closed as part of the fiscal 1997 and fiscal 1998 store closing programs. The operations of the three Original Levi's Stores(TM) that were distributed to LDJV Inc in October 1998 and the operations of the eight Original Levi's Stores(TM) that were closed in fiscal 1998 are also included in this group. Also included in this segment are the four Boston Traders(R) Outlet stores, two BTC(TM) and one Designs store that are all planned, barring unforeseen circumstances, to close by the end of the third quarter of fiscal 1999.

The Company evaluates individual store profitability based on the store's "Contribution to Profit", which is defined by the Company as gross margin less occupancy costs and all store specific expenses such as payroll, advertising, insurance and depreciation. The Company sometimes transfers end-of-season merchandise from its Specialty stores to its Outlet stores. Transfers represented approximately five percent of the Outlet Store Group's total receipts in fiscal 1998. The Company transfers merchandise at the receiving store's retail price with any associated markdowns being recorded by the sending store.

Below is a summary of the results of operations for each of the reportable segments for the three months ended May 1, 1999 and May 2, 1998:

For the three months ended May 1, 1999
--------------------------------------
                                                          Closed
(in thousands)                  Outlets    Specialty     and Other       Total
--------------               ----------   ----------    ----------    ---------
Sales                        $  36,644    $   1,544     $  1,647      $  39,835
Merchandise margin              15,305          529          646         16,480
Occupancy costs                  5,230          418          615          6,263
Gross margin                    10,075          111           31         10,217
Contribution to profit           3,332         (281)        (506)         2,545

Segment Assets:
Inventory                       50,264        2,100          116         52,480
Fixed assets, net                9,461          859        6,822  (1)    17,142



For the three months ended May 2, 1998
--------------------------------------
                                                         Closed
(in thousands)                 Outlets     Specialty    and Other        Total
-------------                ---------    ----------   ----------     ---------
Sales                        $  28,883    $   1,907    $  12,610      $  43,400
Merchandise margin              12,663          621        5,148         18,432
Occupancy costs                  4,103          500        4,453          9,056
Gross margin                     8,560          121          695          9,376
Contribution to profit           3,075         (276)      (3,661)          (862)

Segment Assets:
Inventory                       37,420        2,321        17,185        56,926
Fixed assets, net                6,735        1,099        24,890  (1)   32,724

(1) Fixed assets for the Closed Stores and Other includes fixed assets for the corporate office which were $6.2 million and $8.2 million as of May 1, 1999 and May 2, 1998, respectively.

Reconciliation of Contribution to Profit to Operating Loss
----------------------------------------------------------
                                                    For the three months ended
(in thousands)                                   May 1, 1999        May 2, 1998
-----------------------------------------------------------------------------
Contribution to Profit:

   Outlet store segment                          $    3,332           $ 3,075
   Specialty store segment                             (281)             (276)
   Closed store and other                              (506)           (3,661)
     General and Administrative Expenses             (3,647)           (4,199)
                                                 -----------          --------
Total Operating Loss                             $   (1,102)          $(5,061)



8.       Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded in current earnings or other comprehensive income, depending on whether the derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company will be required to adopt SFAS 133 for the fiscal year ending January 29, 2000. The Company does not anticipate that the adoption of SFAS 133 will have a significant effect on the Company's results of operations or financial position.

Part I. Item 2.   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations

RECENT DEVELOPMENTS

On December 7, 1998, a consent with respect to 1,570,000 shares of Common Stock executed on behalf of Jewelcor Management, Inc., a Nevada corporation ("Jewelcor"), and its controlling shareholder, Seymour Holtzman, was delivered to the Company for the purpose of removing and replacing the members of the Company's Board of Directors other than the Chairman, Stanley I. Berger. A preliminary Consent Solicitation Statement was filed on December 7, 1998 by the Holtzman Group with the Securities and Exchange Commission. On December 11, 1998, the Board of Directors of the Company determined to oppose the consent solicitation (the "Consent Solicitation") by Jewelcor and Mr. Holtzman.

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

On April 30, 1999, the Company announced that Jewelcor had submitted a proposal to the Company to explore the purchase by Jewelcor or its affiliates of all of the outstanding Common Stock of the Company for $3.65 per share. The proposal is subject to various contingencies, including obtaining adequate financing, completion of certain due diligence matters and obtaining the prior consent of Levi Strauss & Co. under the Outlet License Agreement, as defined below in "Capital Expenditures". On May 6, 1999, the Special Committee of the Board of Directors responded to the proposal in a letter to Jewelcor that indicated its willingness to explore the acquisition by Jewelcor and its affiliates of all of the outstanding Common Stock of the Company, subject to the resolution of the contingencies outlined above.

The Company is cooperating with Jewelcor on its various due diligence requests and has urged Jewelcor to provide more details regarding the structure, terms and financing of Jewelcor's proposal, which to date has not been forthcoming.

To date, the Company has not entered into an agreement providing for the sale of the Company.


RESULTS OF OPERATIONS

Sales
-----
Set forth below are the Company's total sales and comparable store sales for the first quarter of fiscal 1999 and fiscal 1998. Of the 113 stores the Company operated as of May 1, 1999, 73 were comparable stores.

                                                                    Percentage
(In thousands,                                                       Change at
except percentage data)             May 1, 1999     May 2, 1998     May 1, 1999
-------------------------------------------------------------------------------

Comparable Stores                    $  31,509        $ 30,792             2.3%
New Stores (1)                           6,679             --            100.0%
Closed Stores (2)                        1,647          12,608           (86.9%)
                                         -----          ------           ------
Total Sales                          $  39,835        $ 43,400            (8.2%)

(1)      New Stores include stores that have been operating less than 13 months.
(2) Closed stores include seven stores scheduled to close in fiscal 1999 as part of the Company's fiscal 1998 restructuring program.

The decline in total sales of $3.6 million or 8.2 percent for the three months ended May 1, 1999 as compared to the same period in the prior year is primarily due to the closure of 34 stores in fiscal 1998. This decrease was partially offset by sales generated by new stores and comparable store sales growth. The Company's Outlet Store Group, which represents approximately 93% of sales, had comparable store sales growth of 3.7% for the first three months of fiscal 1999 as compared to the same period in the prior year, due primarily to increased sales of men's Dockers(R) brand products and women's and youthwear Levi's(R)and Dockers(R) brand product.

Gross Margin
------------
Set forth below are merchandise and gross margin rates and occupancy costs as a percentage of total sales for the first quarter of fiscal 1999 and fiscal 1998.

                                         Gross Margin               Percentage
                                            Rate                     Change at
                                 May 1, 1999        May 2, 1998     May 1, 1999
-------------------------------------------------------------------------------

Merchandise Margin                  41.3%           42.5%              (2.8%)
Occupancy Costs                     15.7%           20.9%              24.9%
Gross Margin                        25.6%           21.6%              18.5%


The 4.0 percentage point increase in gross margin in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 is primarily the result of occupancy costs remaining stable while sales increased, which resulted in a
5.2 percentage point increase in occupancy. This increase was partially offset by a 1.2 percentage point decrease in merchandise margin, which was the result of short-term promotional mark-ups on selected merchandise during the first quarter of fiscal 1998.

Selling, General and Administrative Expenses
--------------------------------------------
Set forth below is certain information concerning the Company's selling, general and administrative expenses for the first quarter of fiscal 1999 and fiscal 1998.


(In thousands, except                     May 1, 1999              May 2, 1998
  percentage data)                         $     % of sales      $   % of sales
-------------------------------------------------------------------------------
Selling, General and Administrative     $9,593    24.1%       $ 11,946     27.5%

The $2.4 million or 19.7 percent decrease in selling, general and administrative expenses was primarily due to the expense reduction actions taken in fiscal 1998 and 1997 as well as ongoing expense reduction programs. Store payroll expense, the largest component of selling, general and administrative expenses, was 11.7 percent of sales, compared with 13.1 percent of sales in the prior year.


Depreciation and Amortization
------------------------------
Set forth below are depreciation and amortization expenses for the Company for the first quarter of fiscal 1999 and fiscal 1998.
                                                                    Percentage
(In thousands, except                                                Change at
  percentage data)           May 1, 1999       May 2, 1998          May 1, 1999
-------------------------------------------------------------------------------
Depreciation and
 Amortization                  $1,726             $2,491               (30.7%)

The decrease in depreciation and amortization expenses in the first quarter of fiscal year 1999 compared to the first quarter of fiscal year 1998 is principally due to the write off of fixed assets in fiscal 1998 as part of the Company's store closing program.

Interest Expense
----------------
Interest expense was $325,000 and $191,000 in the first quarter of fiscal 1999 and fiscal 1998, respectively. This increase was attributable to higher average borrowing levels under the Company's revolving credit facility for the three months ended May 1, 1999 as compared to the same period in the prior year. The Company anticipates, barring unforeseen circumstances, that interest expense for the remainder of fiscal 1999 will be greater than the prior year due to the anticipated additional borrowings under the Company's revolving credit facility. These additional borrowings primarily will fund payments necessary for capital expenditures, lease terminations in connection with store closings and merchandise purchases for the Levi's(R) and Dockers(R) Outlets by Designs stores.

Interest Income
---------------
Interest income for the first quarter of fiscal 1999 was $6,000 compared to $20,000 in the first quarter of fiscal year 1998. The decrease in interest income is attributable to lower average investment balances compared to the same periods in the prior year. The Company anticipates that interest income will be minimal through fiscal 1999.

Net Profit/Loss
---------------
Set forth below is the net loss for the Company for the first quarter of fiscal 1999 and fiscal 1998.
                                                    Net Loss
(In thousands, except               May 1, 1999                 May 2, 1998
  per share data)                  $     per share            $       per share
-------------------------------------------------------------------------------

Three months ended             $ (863)    $(0.05)          $( 3,052)     ($0.19)


Segment Information
-------------------
The Company operates its business under two reportable store segments:
(i) the Outlet Store Group and (ii) the Specialty Store Group. The Company also has a segment for Closed Stores and Other which includes the operations of all closed stores and stores that are expected to close through the third quarter of fiscal 1999.

Outlet Store Group: At May 1, 1999, this store group included the Company's 60 Levi's(R) Outlet by Designs stores, the 25 acquired Dockers(R) and Levi's(R) Outlet stores, the 11 Levi's(R) Outlet stores that were previously owned and operated by the OLS Partnership through October 31, 1998 and five Buffalo Jeans Factory Stores. These outlet stores all operate in outlet parks located primarily in the eastern United States and primarily sell close out and end of season merchandise from vendors.

Specialty Store Group: At May 1, 1999, this store group consisted of the five remaining Designs stores that the Company intends to operate through fiscal 1999. These stores are located in enclosed regional shopping centers and offer a broad selection of Levi Strauss & Co. branded merchandise with complementary brands of tops and bottoms.

Closed Stores and Other: This group included the Designs, Boston Trading Co.(TM) and Boston Traders(R) Outlet stores that were closed as part of the fiscal 1997 and fiscal 1998 store closing programs. The operations of the three Original Levi's Stores(TM) that were distributed to LDJV, Inc. in October 1998 and the operations of the eight Original Levi's Stores(TM) that were closed in fiscal 1998 are also included in this group. Also included in this segment are the four Boston Traders(R) Outlet stores, two BTC(TM) and one Designs store that are all expected to close by the end of the third quarter of fiscal 1999.

The Company evaluates individual store profitability based on the store's "Contribution to Profit", which is defined by the Company as gross margin less occupancy costs and all store specific expenses such as payroll, advertising, insurance and depreciation. The Company sometimes transfers end-of-season merchandise from its Specialty stores to its Outlet stores. Transfers represented approximately five percent of the Outlet Store Group's total receipts in fiscal 1998. The Company transfers merchandise at the receiving store's retail price with any associated markdowns being recorded by the sending store.


Below is a summary of the results of operations for each of the reportable segments for the three months ended May 1, 1999 and May 2, 1998:

For the three months ended May 1, 1999
--------------------------------------
                                                       Closed
(in thousands)              Outlets     Specialty     and Other          Total
--------------            ---------    ----------    ----------       ---------
Sales                     $  36,644    $   1,544     $  1,647         $  39,835
Merchandise margin           15,305          529          646            16,480
Occupancy costs               5,230          418          615             6,263
Gross margin                 10,075          111           31            10,217
Contribution to profit        3,332         (281)        (506)            2,545

Segment Assets:
Inventory                    50,264        2,100          116            52,480
Fixed assets, net             9,461          859        6,822  (1)       17,142



For the three months ended May 2, 1998
--------------------------------------
                                                      Closed
(in thousands)              Outlets     Specialty    and Other           Total
--------------            ---------    ----------   ----------        ---------
Sales                     $  28,883    $   1,907    $  12,610         $  43,400
Merchandise margin           12,663          621        5,148            18,432
Occupancy costs               4,103          500        4,453             9,056
Gross margin                  8,560          121          695             9,376
Contribution to profit        3,075         (276)      (3,661)             (862)

Segment Assets:
Inventory                    37,420        2,321       17,185            56,926
Fixed assets, net             6,735        1,099       24,890  (1)       32,724

(1)Fixed assets for the Closed Stores and Other include fixed assets for the corporate office which were $6.2 million and $8.2 million as of May 1, 1999 and May 2, 1998, respectively.


Reconciliation of Contribution to Profit to Operating Loss
----------------------------------------------------------
                                                 For the three months ended
(in thousands)                                 May 1, 1999        May 2, 1998
-------------------------------------------------------------------------------
   Outlet store segment                         $    3,332           $ 3,075
   Specialty store segment                            (281)             (276)
   Closed store and other                             (506)           (3,661)
     General and Administrative Expenses            (3,647)           (4,199)
                                                 ----------          --------
Total Operating Loss                            $   (1,102)          $(5,061)


STORE CLOSING PROGRAMS

During the third quarter of fiscal 1998, the Company announced its plans to close 14 unprofitable Designs stores and eight unprofitable Boston Trading Co.(R)/BTC(TM) stores through lease terminations and expirations. This store closing strategy resulted in the Company recording a pre-tax charge of $13.4 million, or $0.47 per share after tax, related to the closing of 14 Designs stores, eight Boston Trading Co.(R)/BTC(TM) and eight remaining Original Levi's Stores(TM) closed by the joint venture. The total revised estimated cost to close these stores is $10.5 million, which is $2.9 million less than the original charge, primarily due to favorable landlord negotiations on lease termination payments. As a result, the Company recognized pre-tax income of $2.9 million in the fourth quarter of fiscal 1998. Total estimated cash costs are expected to be $4.2 million related to lease terminations, employee severance and other related expenses. The remainder of the $10.5 million charge consists of non-cash costs of approximately $6.3 million in store fixed asset write-offs. All of these stores were closed by the end of fiscal 1998. At
May 1, 1999, the remaining reserve balance related to these store closings was $1.4 million, which primarily relates to landlord settlements and severance payments that the Company anticipates will be paid in fiscal 1999.

During the fourth quarter of fiscal 1998, the Company recorded additional store closing and severance reserves of $5.2 million, or $0.20 per share, related to the decision to close three BTC(TM) stores, one Designs store, and four
Boston Traders(R) Outlet stores and to further reduce corporate headcount. This pre-tax charge included cash costs of approximately $2.9 million related to lease terminations and corporate severance, and $2.3 million of non-cash costs related to store fixed asset write-offs and markdowns. At May 1, 1999, the remaining reserve balance related to these store closings is $4.2 million.

The combined earnings and cash flow benefits of the third and fourth quarter charges are expected, barring unforeseen circumstances, to be $8.5 million and $13.5 million, respectively, for both fiscal 1999 and 2000.

Seasonality
-----------
The Company's business historically has been seasonal, reflecting increased consumer buying in the "Fall" and "Holiday" seasons. Historically, the second half of each fiscal year has generated a greater portion of the Company's annual sales and operating income. In recent years, the Company's focus has shifted towards its outlet store business. The percentage of the Company's outlet business has increased and is anticipated to continue to increase because of the shift in the Company's store mix towards outlet stores and away from mall-based specialty stores. Liquidity and Capital Resources

The Company's primary cash needs have been for operating expenses, including cash outlays associated with inventory purchases, capital expenditures for new and remodeled stores, and the purchase of 25 outlet stores from Levi's Only Stores, Inc. in fiscal 1998. During fiscal 1999, the Company expects to incur capital expenditures related to building new outlet stores and outlet store relocations and system enhancements of $2.6 million. The Company expects that cash flow from operations, short-term revolving borrowings and trade credit will enable it to finance its current working capital, store remodeling and opening requirements.

Working Capital and Cash Flows
------------------------------
To date, the Company has financed its working capital requirements,store opening and store closing programs and remodeling programs with cash flow from operations, income tax refunds, and borrowings under the Company's credit facility. Cash provided by operations for the first three months of fiscal 1999 was $1.8 million as compared to cash provided for operations of $11.2 million for the same period in the prior year. This $9.4 million change is primarily the result of the receipt of a federal income tax refund of $12.9 million received in the first quarter of fiscal 1998.

There was no cash and investment position at May 1, 1999 as compared to $3.8 million at May 2, 1998. At May 1, 1999, the Company had borrowings of $11.8 million outstanding under its revolving credit facility as compared to no outstanding borrowings at May 2, 1998. The increase in the Company's net borrowing position at May 1, 1999 as compared to May 2, 1998 is primarily due to the fact that in the first quarter of fiscal 1998, the Company received a $12.9 million income tax refund, which cash was not received in the same period this year. In addition, in October 1998, the Company purchased from Levi's Only Stores, Inc. 16 Dockers(R) Outlet stores and nine Levi's(R) Outlet stores for $9.7 million, which was financed by borrowings under the Company's credit facility. The Company expects that average borrowings for fiscal 1999 will be higher than those in fiscal 1998 as a result of borrowings in the third quarter of fiscal 1998 to fund the acquisition of the 25 outlet stores, fiscal 1999 inventory purchases and the cost of lease terminations associated with the closing of unprofitable stores, as described above.

In May 1999, the Company borrowed $2.3 million and deposited that amount in a trust established for the purpose of securing already existing obligations of the Company to its three senior executive officers, Mr. Joel H. Reichman, Mr. Scott N. Semel and Mrs. Carolyn R. Faulkner, under their employment agreements with the Company. These funds will be held in a trust to pay the amounts due under the employment agreements in the event of a change in control of the Company and also to pay any amounts due to them pursuant to indemnification obligations of the Company under certain indemnification agreements and the Company's by-laws.

The Company's working capital at May 1, 1999 was approximately $24.2 million, compared to $41.4 million at May 2, 1998. This decrease in working capital was primarily attributable to operating losses for the twelve months ending May 1, 1999 and costs incurred as part of the Company's store closing program in fiscal 1998. The Company's working capital for the first quarter of fiscal 1999 of $24.2 million has slightly increased from $24.1 million at January 30, 1999. At May 1, 1999, total inventory equaled $52.5 million, compared to $56.9 million at May 2, 1998. The decrease of 7 percent in the Company's inventory level was primarily due to store closings in fiscal 1998.

The Company stocks its Levi's(R) Outlet by Designs and Dockers(R) Outlet by Designs stores with manufacturing overruns, merchandise specifically made for the outlets, discontinued lines and irregulars purchased directly from Levi Strauss & Co., and end-of-season merchandise transferred from the Company's Specialty Stores Group. By its nature, this merchandise, including the most popular Levi Strauss & Co. styles of merchandise and the breadth of the mix of this merchandise, is subject to limited availability. The Company may act upon opportunities to purchase substantial quantities of Levi's(R), Dockers(R) and Slates(R) brand products for its Levi's(R) and Dockers(R) Outlet stores.

At May 1, 1999, the accounts payable balance was $5.4 million as compared with a balance of $12.6 million at May 2, 1998. This 57 percent decrease was primarily related to the timing of payments to vendors associated with a reduced store count and the timing of merchandise receipts. The Company's trade payables to Levi Strauss & Co., its principal vendor, generally are due 30 days after the date of invoice. The Company expects, barring unforeseen circumstances, that any purchases of branded merchandise from vendors other than Levi Strauss & Co. will be limited and will be in accordance with customary industry credit terms.

On June 4, 1998 the Company entered into an Amended and Restated Loan and Security Agreement with a subsidiary of BankBoston, N.A., BankBoston Retail Finance Inc., as agent for the lenders named therein (the "Credit Agreement"). This credit facility, which terminates on June 4, 2001, consists of a revolving line of credit permitting the Company to borrow up to $50 million. Under this facility, the Company has the ability to cause the lenders to issue documentary and standby letters of credit up to $5 million. The Company's obligations under the Credit Agreement are secured by a lien on all of the Company's assets. The ability of the Company to borrow under the Credit Agreement is subject to a number of conditions, including the accuracy of certain representations and compliance with tangible net worth and fixed charge coverage ratio covenants. The availability of the unused revolving line of credit is limited to specified percentages of the value of the Company's eligible inventory determined under the Credit Agreement, ranging from 60% to 65%. At the option of the Company, borrowings under this facility bear interest at BankBoston N.A.'s prime rate or at LIBOR-based fixed rates. The Credit Agreement contains certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and restrictions on payment of dividends by the Company. The Company is subject to a prepayment penalty of $250,000 to $500,000 if the Credit Agreement terminates prior to June 4, 2000.

In the third quarter of fiscal 1998, the Credit Agreement was amended to, among other things, permit and acknowledge the Company's acquisition of nine Levi's(R) Outlet and 16 Dockers(R) Outlet stores from Levi's Only Stores, Inc. and to permit and acknowledge the transactions associated with the dissolution and winding up of The Designs/OLS Partnership (the "OLS Partnership"). These amendments include an increase in the minimum tangible net worth that the Company must have, which was adjusted to recognize the value of the assets distributed to the Company by the OLS Partnership. Prior to these amendments, the tangible net worth of the OLS Partnership was excluded from the calculation of the Company's tangible net worth for purposes of these financial covenants. Subject to certain limitations and conditions, the Credit Agreement permits the Company, without the prior permission of the lenders, to consummate certain acquisitions and to repurchase shares of the Company's Common Stock. These amendments, among other things, reduced the amount that the Company may expend for such purposes without obtaining the prior permission of its lenders.

At May 1, 1999, the Company had borrowings of $11.8 million outstanding under this facility and had two outstanding standby letters of credit totaling approximately $377,400. The Company was in compliance with all debt covenants at the end of the first quarter.

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

Year 2000 Issue
---------------
I. State of Readiness: Most of the Company's computer and process control systems were designed to use only two digits to represent years. As a result, they may not recognize "00" as representing the year 2000, but rather the year 1900 which could result in errors or system failures. The Company is in the process of converting technology and its information systems to be Year 2000 compliant. Barring unforeseen circumstances, the Company anticipates that the conversion will be complete by the end of calendar year 1999.

         The Company's primary data processing systems for financial reporting, and merchandise management have been upgraded with new releases of year 2000 compliant software. Other significant systems utilized by the Company, which include point of sale register systems are in the process of being upgraded and will be complete in the second quarter of 1999. The payroll system is in process of being reviewed and the Company plans to upgrade this system in 1999.

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

II. Cost to Address Year 2000 Issues: The Company expects to spend a total of approximately $600,000,which will be expensed in the Company's financial statements as incurred, in conversion and upgrade costs. Through the end of fiscal year 1998, the Company had spent $300,000. The Company expects that cash flow from operations, and short-term revolving borrowings will enable it to fund its Year 2000 remediation.

III. Risks related to the Company's Year 2000 Issues: The Company's ability to operate would be impacted by the lack of electronic transmission of data from its merchandise vendors and would result in the implementation of manual processes to account for receipt of merchandise. The implementation of manual processes would result in a slow down of product shipments to the Company's stores, which could have an adverse impact on sales. In a worst case scenario, telecommunications or electrical power interruptions on a regional or national scale could adversely affect all merchants' ability to operate.

IV. Company's Contingency Plan: The Company's contingency plan in the event that a slow down of shipments from Levi Strauss & Co. occurs includes increasing purchases in advance of the beginning of the year 2000 to ensure adequate supplies of merchandise would be available.

Capital Expenditures
---------------------
Total cash outlays for capital expenditures for the first three months of fiscal 1999 were $1,131,000, which represents the cost of new and remodeled stores. Total cash outlays for the first three months of fiscal 1998 were $151,000. During the first three months of fiscal 1999, the Company opened three new Levi's(R)/Dockers(R) Outlet by Designs stores and began to remodel four of the older Levi's(R) Outlet by Designs stores.

The Company's present plans for expansion for the remainder of fiscal 1999, barring unforeseen circumstances, include relocating an additional eight Levi's(R)/Dockers(R) Outlet by Designs stores, and opening two Dockers(R) Outlet by Designs stores and one Levi's(R) Outlet by Designs store.

On October 31, 1998 the Company and Levi Strauss & Co. amended the trademark license agreement (as amended, the "Outlet License Agreement") that authorizes the Company to use certain Levi Strauss & Co. trademarks in connection with the operation of the Company's Levi's(R) Outlet by Designs and Dockers(R) Outlet by Designs stores in 25 states in the eastern portion of the United States. Subject to certain default provisions, the term of the Outlet License Agreement was extended to September 30, 2004, and the license for any particular store is the period co-terminous with the lease term for such store (including extension options). Beginning with the amendment to the Outlet License Agreement effective on October 31, 1998, the Outlet License Agreement provides that the Company has the opportunity to extend the term of the license associated with one or more of the Company's older Levi's(R) Outlet by Designs stores by either renovating the store or replacing the store with a new store with an updated format and fixturing. In order to extend the license associated with each of the Company's 59 older outlet stores, the Company must, subject to certain grace periods, complete these renovations or the construction of replacement stores by December 31, 2004. At May 1, 1999, the average remaining lease term (including extension options) of the Company's Levi's(R) Outlet by Designs and Dockers(R) Outlet by Designs stores was approximately 10 years.

The Company, with the approval of Levi Strauss & Co., initiated a program to remodel or replace its 59 oldest Levi's(R) Outlet by Designs stores beginning in fiscal 1999. The Company intends, barring unforeseen circumstances, to move, remodel or replace these stores over the next five years beginning in fiscal 1999. At May 1, 1998, the Company had closed two of its older 59 Levi's(R) Outlet stores and has opened three new Levi's(R)/Dockers(R) Outlet by Designs stores.



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

         None.

ITEM 3.  Default Upon Senior Securities

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     On December 7, 1998, a consent with respect to 1,570,000 shares of Common Stock executed on behalf of Jewelcor Management, Inc., a Nevada corporation ("Jewelcor"), and its controlling shareholder, Seymour Holtzman, was delivered to the Company for the purpose of removing and replacing the members of the Company's Board of Directors other than the Chairman, Stanley I. Berger. A preliminary Consent Solicitation Statement was filed on December 7, 1998 by the Holtzman Group with the Securities and Exchange Commission. On December 11, 1998, the Board of Directors of the Company determined to oppose the consent solicitation (the "Consent Solicitation") by Jewelcor and Mr. Holtzman.

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

ITEM 5.  OTHER INFORMATION

     Accompanying this Quarterly Report as Exhibit 99.2 and incorporated herein by reference is a copy of a letter sent by the Special Committee of the Board of Directors of Designs, Inc. to Mr. Seymour Holtzman, President of Jewelcor Management, Inc. on June 11, 1999.

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

3.4        By-Laws of the Company, as amended (included as Exhibit 3.4 to the Company's Amendment No. 1 to Annual Report on Form 10-K-/A
           dated May 28, 1999, and incorporated herein by reference).        *

4.1 Shareholder Rights Agreement dated as of May 1, 1995 between the Company and its transfer agent (included as Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 1, 1995, and
           incorporated herein by reference).                                *

4.2 First Amendment dated as of October 6, 1997 to the Shareholder Rights Agreement dated as of May 1, 1995 between the Company its transfer agent (included as Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 9, 1997, and incorporated
           herein by reference).                                             *

4.3        Second Amendment dated as of May 19, 1999 to the Shareholder
           Rights Agreement between the Company and its transfer agent, as amended (included as Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 25, 1999, and incorporated herein by
           reference.                                                        *

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

10.4 Senior Executive Incentive Plan for fiscal year ending January 29, 2000 (included as Exhibit 10.4 to the Company's Annual Report on Form 10-K dated April 30, 1999 and incorporated herein
           by reference).                                                    *

10.5       License Agreement between the Company and Levi Strauss & Co.
           dated as of April 14, 1992 (included as Exhibit 10.8 to the Company's Annual Report on Form 10-K dated April 29, 1993, and
           incorporated herein by reference).                                *

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

10.19 Guaranty by the Company in favor of LS&CO. of the indemnification obligation of the Designs Partner dated as of October 31, 1998 (included as Exhibit 10.3 to the Company's Current Report on
           Form 8-K dated December 3, 1998, and incorporated herein by
           reference).                                                       *

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

10.23      Asset Purchase Agreement dated as of September 30, 1998 between the Company and LOS relating to the purchase by the Company of 16 Dockers(R) Outlet and nine Levi's(R) Outlet stores (included as
           Exhibit 10.1 to the Company's Current Report on Form 8-K dated
           December 3, 1998, and incorporated herein by reference).          *

10.24 Employment Agreement dated as of October 16, 1995 between the Company and Joel H. Reichman (included as Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 6, 1995,
           and incorporated herein by reference).                            *

10.25 Employment Agreement dated as of October 16, 1995 between the Company and Scott N. Semel (included as Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 6, 1995,
           and incorporated herein by reference).                            *

10.26      Employment Agreement dated as of May 9, 1997 between the
           Company and Carolyn R. Faulkner (included as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q dated June 17, 1997,
           and incorporated herein by reference).                            *

10.27 Indemnification Agreement between the Company and James G. Groninger, dated December 10, 1998 (included as Exhibit 10.30 to the Company's Annual Report on Form 10-K dated April 30, 1999
           and incorporated herein by reference).                            *

10.28 Indemnification Agreement between the Company and Bernard M. Manuel, dated December 10, 1998 (included as Exhibit 10.31 to the Company's Annual Report on Form 10-K dated April 30, 1999
           and incorporated herein by reference).                            *

10.29      Indemnification Agreement between the Company and Peter L.
           Thigpen, dated December 10, 1998 (included as Exhibit 10.32 to the Company's Annual Report on Form 10-K dated April 30, 1999
           and incorporated herein by reference).                            *

10.30 Indemnification Agreement between the Company and Melvin I. Shapiro, dated December 10, 1998 (included as Exhibit 10.33 to the Company's Annual Report on Form 10-K dated April 30, 1999
           and incorporated herein by reference).                            *

10.31      Indemnification Agreement between the Company and Joel H.
           Reichman, dated December 10, 1998 (included as Exhibit 10.34 to the Company's Annual Report on Form 10-K dated April 30, 1999
           and incorporated herein by reference).                            *

10.32 Indemnification Agreement between the Company and Scott N. Semel, dated December 10, 1998 (included as Exhibit 10.35 to the
           Company's Annual Report on Form 10-K dated April 30, 1999 and
           incorporated herein by reference).                                *

10.33 Indemnification Agreement between the Company and Carolyn R. Faulkner, dated December 10, 1998 (included as Exhibit 10.36 to the Company's Annual Report on Form 10-K dated April 30, 1999
           and incorporated herein by reference).                            *

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

99.2 Letter dated June 11, 1999 from the Special Committee of the Board of Directors of Designs, Inc. to Mr. Seymour Holtzman.


*          Previously filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DESIGNS, INC.



June 15, 1999                       By: /s/ CAROLYN R. FAULKNER
                                        -------------------------------------
                                        Carolyn R. Faulkner, Vice President,
                                        Chief Financial Officer and Treasurer