Form 10-Q/A
period 1999-05-01
DESIGNS INC
filed 1999-06-24
CIK 813298

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


Yes      X           No
        ---             ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    Class                              Outstanding as of May 1, 1999
    -----                              --------------------------------
    Common                             15,930,000 shares

                                 AMENDMENT NO 1

         The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the quarter ended May 1, 1999 by deleting in its entirety the Consolidated Statements of Cash Flows for the three months ended May 1, 1999 and May 2, 1998 set forth therein and inserting in place thereof the Consolidated Statements of Cash Flows set forth below.


                                  DESIGNS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                       Three months ended
                                               -------------------------------
                                                     May 1,             May 2,
                                                      1999               1998
                                               --------------       -----------

Cash flows from operating activities:
 Net loss                                           $ (863)         $  (3,052)
 Adjustments to reconcile to net cash
  provided by operating activities:
   Depreciation and amortization                     1,726              2,491
   Deferred taxes                                      114                -
   Minority interest                                   -                 (226)
   Loss from disposal of property
    and equipment                                      112                130

 Changes in operating assets and liabilities:
   Accounts receivable                                (302)              (100)
   Inventories                                       5,445             (1,954)
   Prepaid expenses                                 (2,120)              (327)
   Other assets                                        (39)              (146)
   Reserve for severance and store closings           (774)            (1,308)
   Income taxes                                       (530)            11,097
   Accounts payable                                 (3,273)             3,771
   Accrued expenses and other current liabilities    2,327                544
   Accrued rent                                        (25)               241
                                                  ------------      ------------
    Net cash provided by operating activities        1,798             11,161
                                                  ------------      ------------

Cash flows from investing activities:
 Additions to property and equipment                (1,131)              (151)
 Proceeds from disposal of property and equipment       73                 87
                                                  ------------      ------------
    Net cash used for investing activities          (1,058)               (64)
                                                  ------------      ------------

Cash flows from financing activities:
 Net borrowings (repayments) under credit facility    (996)            (8,828)
 Issuance of common stock to Board of Directors        103                -
 Issuance of common stock under option program (1)      -                  16
                                                  ------------      ------------
    Net cash used for financing activities            (893)            (8,812)
                                                  ------------      ------------
Net (decrease) increase in cash and cash
 equivalents                                          (153)             2,285
Cash and cash equivalents:
 Beginning of the period                               153              1,473
                                                  ------------      ------------
 End of the period                                      -              $3,758
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



                                        DESIGNS, INC.

Date:  June 24, 1999                    By: /s/ Joel H. Reichman
                                            ________________________________
                                            Joel H. Reichman, President and
                                            Chief Executive Officer