Form 10-Q
period 1999-07-31
DESIGNS INC
filed 1999-09-14
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


Quarter Ended July 31, 1999           Commission File Number   0-15898


                               DESIGNS, INC.
                               -------------
                        (Exact name of registrant as
                         specified in its charter)


          Delaware                                   04-2623104
-------------------------------          ---------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)


       66 B Street, Needham, MA                          02494
---------------------------------------              -------------
(Address of principal executive offices)                (Zip Code)


                               (781) 444-7222
                        ----------------------------
                          (Registrant's telephone
                        number, including area code)




Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    X         No
    ---------       --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                       Outstanding as of July 31, 1999
              -----                       -------------------------------
              Common                              15,973,000




                               DESIGNS, INC.
                        CONSOLIDATED BALANCE SHEETS
             July 31, 1999, August 1, 1998 and January 30, 1999
                   (In thousands, except per share data)

                                                            July 31,     August 1,    January 30,
                                                              1999         1998          1999
ASSETS                                                      (Unaudited)  (Unaudited)
                                                            ----------   ----------   -----------
Current assets:
     Cash and cash equivalents                                $ 1,868      $ 1,079         $ 153
     Short-term restricted investment                           2,300            -             -
     Accounts receivable                                          273          166           178
     Inventories                                               61,198       62,176        57,925
     Deferred income taxes                                        272        4,777           272
     Prepaid expenses                                           1,033        4,885           911
                                                            -------------------------------------
          Total current assets                                 66,944       73,083        59,439

Property and equipment, net of
     accumulated depreciation and amortization                 17,518       29,990        17,788

Other assets:
     Deferred income taxes                                     19,307        6,362        18,570
     Intangible assets, net                                     2,492        2,787         2,628
     Other assets                                               3,988          934           892
                                                            -------------------------------------
          Total assets                                      $ 110,249    $ 113,156      $ 99,317
                                                            =====================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                        $ 12,379     $ 17,582       $ 8,716
     Accrued expenses and other current liabilities             6,471        6,832         6,433
     Accrued rent                                               2,222        3,259         2,015
     Reserve for severance and store closings                   2,253          310         4,372
     Notes payable                                             24,168        4,626        13,825
                                                            -------------------------------------
          Total current liabilities                            47,493       32,609        35,361
                                                            -------------------------------------

Minority interest                                                   -        4,276             -

Stockholders' equity:
     Preferred Stock, $0.01 par value, 1,000,000 shares
          authorized, none issued
     Common Stock, $0.01 par value, 50,000,000 shares
         authorized, 16,260,000, 16,145,000, and 16,178,000
          shares issued at July 31, 1999,  August 1, 1998
          and January 30, 1999, respectively                     162          161           162
     Additional paid-in capital                                54,078       53,862        53,908
     Retained earnings                                         10,454       24,249        11,854
     Treasury stock at cost, 286,650 shares at
          July 31, 1999 and January 30, 1999 and
          281,000 shares at August 1, 1998                     (1,830)      (1,827)       (1,830)
      Deferred compensation                                      (108)        (174)         (138)
                                                            -------------------------------------
          Total stockholders' equity                           62,756       76,271        63,956
                                                            -------------------------------------
               Total liabilities and stockholders' equity   $ 110,249    $ 113,156      $ 99,317
                                                            =====================================



The accompanying notes are an integral part of the consolidated financial statements.



                                           DESIGNS, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In thousands, except per share data)
                                            (Unaudited)

                                                        Three Months Ended      Six Months Ended
                                                      -----------------------------------------------
                                                       July 31,   August 1,   July 31,    August 1,
                                                         1999        1998       1999        1998
                                                      -----------------------------------------------

Sales                                                    $ 42,907   $ 47,078    $ 82,742    $ 90,478
Cost of goods sold including
 occupancy                                                 31,519     37,741      61,137      71,765
                                                      -----------------------------------------------

Gross profit                                               11,388      9,337      21,605      18,713

Expenses:
 Selling, general and administrative                       10,519     11,767      20,111      23,713
 Depreciation and amortization                              1,561      2,738       3,287       5,229
                                                      -----------------------------------------------
Total expenses                                             12,080     14,505      23,398      28,942
                                                      -----------------------------------------------

Operating loss                                               (692)    (5,168)     (1,793)    (10,229)

Interest expense, net                                         159         96         478         267
                                                      -----------------------------------------------

Loss before minority
 interest and income taxes                                   (851)    (5,264)     (2,271)    (10,496)

Less minority interest                                          -       (190)          -        (416)
                                                      -----------------------------------------------

Loss before income taxes                                     (851)    (5,074)     (2,271)    (10,080)

Benefit for income taxes                                     (315)    (1,980)       (873)     (3,934)
                                                      -----------------------------------------------

Net loss                                                   $ (536)  $ (3,094)   $ (1,398)   $ (6,146)
                                                      ===============================================



Loss per share- Basic and Diluted                         $ (0.03)   $ (0.20)    $ (0.09)    $ (0.39)

Weighted average number of common shares
  outstanding- Basic and Diluted                           15,891     15,773      15,890      15,755

The accompanying notes are an integral part of the consolidated financial statements.


                               DESIGNS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)

                                                                                Six months ended
                                                                       ------------------------------------
                                                                          July 31,            August 1,
                                                                            1999                1998
                                                                       ----------------    ----------------

Cash flows from operating activities:
     Net loss                                                                   (1,398)             (6,146)
     Adjustments to reconcile to net cash
     provided by operating activities:
         Depreciation and amortization                                           3,287               5,229
         Minority interest                                                           -                (415)
         Loss from disposal of property
         and equipment                                                               -                 204

     Changes in operating assets and liabilities:
         Accounts receivable                                                       (95)                 49
         Inventories                                                            (3,273)             (7,204)
         Prepaid expenses                                                         (122)             (3,870)
         Other assets                                                           (3,638)               (651)
         Reserve for severance and store closings                               (2,119)             (1,490)
         Income taxes                                                             (737)              9,080
         Accounts payable                                                        3,661               8,761
         Accrued expenses and other current liabilities                             37                 832
         Accrued rent                                                              207                 509
                                                                       ----------------    ----------------
     Net cash (used for) provided by operating activities                       (4,190)              4,888
                                                                       ----------------    ----------------

Cash flows from investing activities:
         Additions to property and equipment                                    (2,411)               (216)
         Establishment of investment trust (see note 8)                         (2,300)
         Proceeds from disposal of property and equipment                           73                 100
                                                                       ----------------    ----------------
     Net cash used for investing activities                                     (4,638)               (116)
                                                                       ----------------    ----------------

Cash flows from financing activities:
         Net borrowings (repayments) under credit facility                      10,343              (5,202)
         Issuance of common stock (1)                                              200                  36
                                                                       ----------------    ----------------
     Net cash provided by (used for) financing activities                       10,543              (5,166)
                                                                       ----------------    ----------------
Net increase (decrease) in cash and cash equivalents                             1,715                (394)
Cash and cash equivalents:
     Beginning of the period                                                       153               1,473
                                                                       ----------------    ----------------
     End of the period                                                           1,868               1,079
                                                                       ================    ================


     (1)  Net of related tax effect.

The accompanying notes are an integral part of the consolidated financial statements.



                                DESIGNS, INC.
                 Notes to Consolidated Financial Statements

1.     Basis of Presentation

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company's audited consolidated financial statements for the year ended January 30, 1999 (filed on Form 10-K, as amended, with the Securities and Exchange Commission). The information set forth in these statements is subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company's results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's business historically has been seasonal in nature and the results of the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.     Minority Interest

On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company ("Designs JV Subsidiary"), and LDJV Inc., a subsidiary of Levi's Only Stores, Inc. ("LOS"), which is a wholly-owned subsidiary of Levi Strauss & Co., entered into a partnership agreement for the purpose of selling Levi's(R) brand jeans and jeans-related products in Original Levi's Stores(TM) and Levi's(R) Outlet stores in a specified territory. The joint venture was known as The Designs/OLS Partnership (the "OLS Partnership").

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

Additionally, in connection with the plan to dissolve and wind up the OLS Partnership, the OLS Partnership recorded a pre-tax charge of $4.5 million during the third quarter of fiscal 1998, related to the closing of the eight Original Levi's Stores(TM) that it did not distribute. This $4.5 million charge was included in the total $13.4 million charge recorded by the Company and discussed in Note 3 below. The total estimated cost to close these stores was $1.3 million less than the original charge, primarily due to favorable lease termination payments. This $1.3 million was part of the total $2.9 million that the Company recognized as restructuring income in the fourth quarter of fiscal 1998. All eight of these stores were closed by the end of fiscal 1998.

The operating results of the OLS Partnership are consolidated with the financial statements of the Company for the three and six months ended August 1, 1998. Minority interest at August 1, 1998 represents LDJV Inc.'s 30% interest in the OLS Partnership.

3.     Charge for Store Closings

During the third quarter of fiscal 1998, the Company announced its plans to close 22 unprofitable Designs and Boston Trading Co.(R)/BTC(TM) stores through lease terminations and expirations. This store closing strategy and the dissolution of the joint venture discussed above resulted in the Company recording a pre-tax charge of $13.4 million, or $0.47 per share after tax. The total revised estimated cost to close these stores is $10.5 million, which is $2.9 million less than the original charge, primarily due to favorable landlord negotiations on lease termination payments. As a result, the Company recognized pre-tax income of $2.9 million in the fourth quarter of fiscal 1998. Total estimated cash costs are expected to be $4.2 million related to lease terminations, employee severance and other related expenses. The remainder of the $10.5 million charge consists of non-cash costs of approximately $6.3 million in store fixed asset write-offs. All of these stores were closed by the end of fiscal 1998. At July 31, 1999, the remaining reserve balance related to these store closings is $963,000 which primarily relates to landlord settlements that the Company anticipates will be paid in fiscal 1999.

During the fourth quarter of fiscal 1998, the Company recorded additional store closing and severance reserves of $5.2 million, or $0.20 per share after tax, related to the decision to close three BTC(TM) stores, one Designs store, and four Boston Traders(R) Outlet stores and to further reduce corporate headcount. This pre-tax charge included cash costs of approximately $2.9 million related to lease terminations and corporate severance, and $2.3 million of non-cash costs related to store fixed asset write-offs and markdowns. At July 31, 1999, the remaining reserve balance related to these store closings is $2.4 million which primarily relates to landlord settlements and reserves for the write-off of fixed assets.

The combined earnings and cash flow benefits of the third and fourth quarter fiscal 1998 charges are expected, barring unforeseen circumstances, to be $8.5 million and $13.5 million, respectively, for both fiscal 1999 and 2000.

4.     Boston Trading Ltd., Inc. Litigation

On May 2, 1995, the Company acquired certain assets of Boston Trading Ltd., Inc. In accordance with the terms of the Asset Purchase Agreement dated April 21, 1995, the Company paid $5.4 million in cash, financed by operations, and delivered a non-negotiable promissory note in the original principal amount of $1 million (the "Purchase Note") payable in two equal annual installments through May 2, 1997. In fiscal 1996, the Company asserted rights of indemnification under the Asset Purchase Agreement. In accordance with that Agreement, the Company, when exercising its indemnification rights, has the right, among other courses of action, to offset against the payment of principal and interest due and payable under the Purchase Note, the value of its indemnification claim. Accordingly, based on these indemnification rights, the Company ultimately did not make either of the $500,000 payments of principal due on the Purchase Note on May 2, 1996 and May 2, 1997. Nevertheless, the Company continued to pay interest on the original principal amount of the Purchase Note through May 2, 1996 and continued to pay interest thereafter through November 2, 1997 on $500,000 of principal. In January 1998, Atlantic Harbor, Inc. (formerly known as "Boston Trading Ltd., Inc.") filed a lawsuit against the Company for refusing to pay the purportedly outstanding principal amount of the Purchase Note. Thereafter, the Company filed claims against Atlantic Harbor, Inc. and its stockholders alleging that the Company was damaged in excess of $1 million because of the breach of certain representations and warranties concerning, among other things, the existence and condition of certain foreign trademark registrations and license agreements. Barring unforeseen circumstances, management of the Company does not believe that the result of this litigation will have a material adverse impact on the Company's business or financial condition.

5.     Credit Facility

On June 4, 1998 the Company entered into an Amended and Restated Loan and Security Agreement with a subsidiary of BankBoston, N.A., BankBoston Retail Finance Inc., as agent for the lenders named therein (the "Credit Agreement"). This credit facility, which terminates on June 4, 2001, consists of a revolving line of credit permitting the Company to borrow up to $50 million. Under this facility, the Company has the ability to cause the lenders to issue documentary and standby letters of credit up to $5 million. The Company's obligations under the Credit Agreement are secured by a lien on all of the Company's assets. The ability of the Company to borrow under the Credit Agreement is subject to a number of conditions including the accuracy of certain representations and compliance with tangible net worth and fixed charge coverage ratio covenants. The availability of the unused revolving line of credit is limited to specified percentages of the value of the Company's eligible inventory determined under the Credit Agreement, ranging from 60% to 65%. At the option of the Company, borrowings under this facility bear interest at BankBoston N.A.'s prime rate or at LIBOR-based fixed rates. The Credit Agreement contains certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company. The Company is subject to a prepayment penalty of $250,000 if the Credit Agreement terminates prior to June 4, 2000.

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

At July 31, 1999 the Company had borrowings of approximately $23.2 million outstanding under this facility and had four outstanding standby letters of credit totaling approximately $1,036,250. Average borrowings outstanding under this credit facility for the first six months of fiscal 1999 were approximately $15.6 million. The Company was in compliance with all debt covenants under the Credit Agreement at the end of the second quarter.

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


                                                 For the               For the
                                            three months ended     six months ended
(In thousands)                                7/31/99  8/1/98       7/31/99  8/1/98
-----------------------------------------------------------------------------------
 Basic weighted average common
  shares outstanding                          15,891    15,773      15,890    15,755
 Stock options, excluding anti-dilutive
  options of 127 shares and 133 shares for
  the three and six months ended
  July 31, 1999, respectively,
  and 2 shares and 7 shares for the three
  and six months ended August 1, 1998,
  respectively                                     --       --          --       --
-----------------------------------------------------------------------------------

Diluted weighted average shares
  Outstanding                                 15,891    15,773      15,890    15,755
                                              ======    ======      ======    ======

Options to purchase shares of the Company's Common Stock of 1,758,700 and 1,749,950 for the three and six months ended July 31, 1999, respectively, were excluded from the computation of diluted EPS because the exercise price of the options was greater than the average market price per share of Common Stock for the periods reported. For both the three and six months ended August 1, 1998, 1,921,000 options were excluded from the computation of diluted earnings per share.

7.     Segment Disclosures

The Company operates its business under two reportable store segments (i) Outlet Store Group and (ii) Specialty Store Group. The Company also has included a segment for Closed stores and other which includes the operations of all closed stores and stores that are expected to close in fiscal 1999.

Outlet Store Group: At July 31, 1999, this store group included the Company's 65 Levi's(R) and Dockers(R) Outlets by Designs stores, 20 Levi's(R) Outlet stores, 16 Dockers(R) Outlet stores and five Buffalo Jeans Factory Stores. These outlet stores all operate in outlet parks located throughout the eastern United States and primarily sell close out and end-of-season merchandise from vendors.

Specialty Store Group: At July 31, 1999, this store group consisted of five Designs stores that the Company intends to operate through fiscal 1999. These stores are located in enclosed regional shopping centers and offer a broad selection of Levi Strauss & Co. branded merchandise together with other complementary brands of tops and bottoms.

Closed Stores and Other: This group included the Designs, Boston Trading Co.(R)/BTC(TM) and Boston Traders(R) Outlet stores that were closed as part of prior store closing programs and the 11 Original Levi's Stores(TM) that were distributed to LDJV Inc or closed as part of the dissolution of the joint venture. Also included in this segment are the two BTC(TM) stores that are planned, barring unforeseen circumstances, to close by the end of fiscal 1999.

The Company evaluates individual store profitability in terms of a store's "Contribution to Profit" which is defined by the Company as gross margin less occupancy costs and all store specific expenses such as payroll, advertising, insurance and depreciation. The Company may transfer end of season merchandise from its Specialty stores to its Outlet stores. Transfers represented approximately five percent of the Outlet stores' total receipts in fiscal 1998. The Company transfers merchandise at the receiving store's retail price with any associated markdowns being recorded by the sending store.

Below is a summary of the results of operations for each of the reportable segments for the three and six months ended July 31, 1999 and August 1, 1998:

For the three months ended July 31, 1999
----------------------------------------

(in thousands)              Outlet      Specialty   Closed and Other     Total
------------------------------------------------------------------------------
Sales                       $41,128      $1,322         $457           $42,907
Merchandise margin           17,512         355         (244)           17,623
Occupancy costs               5,624         408          203             6,235
Gross margin                 11,888         (53)        (447)           11,388
Contribution to profit        4,044        (420)        (864)            2,760


For the three months ended August 1, 1998

(in thousands)              Outlet      Specialty   Closed and Other     Total
------------------------------------------------------------------------------
Sales                       $33,922      $1,893      $11,263           $47,078
Merchandise margin           13,467         565        4,127            18,159
Occupancy costs               4,276         491        4,055             8,822
Gross margin                  9,191          74           72             9,337
Contribution to profit        3,728        (358)      (4,213)             (843)



For the six months ended July 31, 1999
--------------------------------------
(in thousands)              Outlet      Specialty   Closed and Other     Total
------------------------------------------------------------------------------
Sales                     $78,042       $2,866        $1,834           $82,742
Merchandise margin         32,929          884           291            34,104
Occupancy costs            10,926          826           747            12,499
Gross margin               22,003           58         (456)            21,605
Contribution to profit      7,343         (702)       (1,337)            5,304



Segment Assets:

Inventory                  58,992        2,014           192            61,198

Fixed assets, net          11,511          757         5,250 (1)        17,518



For the six months ended August 1, 1998
----------------------------------------
(in thousands)              Outlet      Specialty   Closed and Other     Total
------------------------------------------------------------------------------
Sales                     $63,202       $3,801       $23,475          $ 90,478
Merchandise margin         26,311          922         9,359            36,592
Occupancy costs             8,444          992         8,443            17,879
Gross margin               17,867          (70)          916            18,713
Contribution to profit      6,838         (897)       (7,643)           (1,702)



Segment Assets:

Inventory                  47,135        1,904        13,137            62,176

Fixed assets, net           6,207        1,033        22,750 (1)        29,990


(1) Fixed assets for the Closed Stores and Other includes fixed assets for the corporate office which were $5.3 million and $7.8 million as of July 31, 1999 and August 1, 1998, respectively.

Reconciliation of Contribution to Profit to Operating Loss
----------------------------------------------------------

For the:                                  three months         six months
(in thousands)                          7/31/99    8/1/98   7/31/99    8/1/98
------------------------------------------------------------------------------
Contribution to Profit:

Outlet store segment                    $4,044     $3,728    $7,343    $6,838
Specialty store segment                  (420)      (358)      (702)     (897)
Closed store and other                   (864)    (4,213)    (1,337)   (7,643)
General and Administrative Expenses    (3,452)    (4,325)    (7,097)   (8,527)
------------------------------------------------------------------------------
Total Operating Loss                    $(692)   $(5,168)   $(1,793) $(10,229)

8.     Establishment of Trust

In May 1999, the Company deposited $2.3 million in a trust established for the purpose of securing pre-existing obligations of the Company to Mr. Joel
H. Reichman, Mr. Scott N. Semel and Mrs. Carolyn R. Faulkner under their employment agreements. These funds will be held in a trust to pay the amounts that may become due under the employment agreements in the event of a change-in-control of the Company and also to pay any amounts that may become due to them pursuant to indemnification agreements and the Company's by-laws.

9.     Recently Issued Accounting Standards

The Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Accounting - Deferral of the Effective Date of SFAS No. 133 in July 1999. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; earlier adoption is allowed. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of the those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not yet determined the effect that adoption of SFAS No. 133 will have or when the provisions of the statement will be adopted. However, the Company currently expects that, due to its relatively limited use of derivative instruments, the adoption of SFAS No. 133 will not have material effect on the Company's results of operations or financial position.



Part I.  Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations


RESULTS OF OPERATIONS

Sales
-----

Set forth below are the Company's total sales and comparable store sales for the three and six months ended July 31, 1999 and August 1, 1998. Of the 111 stores the Company operated as of July 31, 1999, 62 were comparable stores.

                                                                   Percentage
 (In thousands, except                  Total Sales                Change at
(percentage data)              July 31, 1999    August 1, 1998    July 31, 1999
-------------------------------------------------------------------------------
For the three months ended:
 Comparable Stores                    $29,311       $31,276           (6.3%)
 New and Remodeled Stores(1)           11,583         2,639          338.9%
 Closed Stores(2)                       2,013        13,163          (84.7%)
-------------------------------------------------------------------------------
 Total Sales                          $42,907       $47,078           (8.9%)

For the six months ended:
 Comparable Stores                    $57,094       $58,450           (2.3%)
 New and Remodeled Stores(1)           20,852         5,163          303.9%
 Closed Stores(2)                       4,796        26,865          (82.1%)
-------------------------------------------------------------------------------
 Total Sales                          $82,742       $90,478           (8.6%)

(1) New and Remodeled Stores include stores that have been operating less than 13 months or are currently in the process of being remodeled.
(2) Closed Stores include stores scheduled to close in fiscal 1999 as part of the Company's fiscal 1998 restructuring program.

The $4.2 million decline in total sales for the three months ended July 31, 1999 as compared with the same period in the prior year is comprised of a $11.2 million decrease related to the closure of 34 stores and a $1.9 million decrease in comparable store sales. This $13.1 million decrease was substantially offset by sales from new and remodeled stores totaling $8.9 million in fiscal 1999. Similarly, the $7.7 million decrease in total sales for the for the six months ended July 31, 1999 as compared with the same period in the prior year is comprised of a $22.1 million decrease related to the closure of 34 stores and a $1.4 million decrease in comparable store sales. This $23.5 million decrease was substantially offset by sales from new and remodeled stores totaling $15.7 million in fiscal 1999. The
Company's Outlet Store segment, which represents approximately 93% of sales, had a comparable store sales decline of 5% for the three months ended July 31, 1999 and was flat for the year to date period ending July
31, 1999 as compared to the same periods in the prior year.

Comparable store sales for the month of August declined 4%. This decrease in comparable store sales was comprised of a 8% decrease in the first half of the month partially offset by a 6% increase as the Company entered into its important fall season. Positive comparable store sale trends continued through September 12, 1999, with month to date total comparable store sales increasing $247,000 or 4%. Comparable
Outlet store sales increased 383,000 or 6% through September 12, 1999.


Gross Margin
------------

Set forth below are merchandise and gross margin rates and occupancy costs as a percentage of total sales for the three and six months ended July 31, 1999 and August 1, 1998.

                                      Gross Margin                 Percentage
                                          Rate                     Change at
                             July 31, 1999   August 1, 1998       July 31, 1999
-------------------------------------------------------------------------------

For the three months ended:
Merchandise Margin                      41.1%        38.6%             6.5%
Occupancy Costs                         14.6%        18.8%           (22.3%)
----------------------------------------------------------------------------
Gross Margin                            26.5%        19.8%            33.8%

For the six months ended:
Merchandise Margin                      41.2%        40.4%             2.0%
Occupancy Costs                         15.1%        19.7%           (23.4%)
----------------------------------------------------------------------------
Gross Margin                            26.1%        20.7%            26.1%

The 6.7 percentage point increase in gross margin for the three months ended July 31, 1999 compared to the same period in the prior year is due to a 4.2 percentage point improvement in occupancy as a percentage of sales and a 2.5 percentage point increase in merchandise margins. Similarly, the
5.4 percentage point increase in gross margin for the six months ended July 31, 1999 as compared to the same period in the prior year is due to the positive leveraging of occupancy of 4.6 percentage points and an increase in merchandise margins of 0.8 percentage points. The increase in merchandise margins is the result of higher initial margins offset slightly by increased promotional markdowns.

This year-to-date improvement in gross margin rate continued subsequent to the end of the second quarter. For the month of August, the Company recorded gross margin of 33.9 percent of sales as compared to 29.1 percent of sales for the same period in the prior year. Consistent with the year-to-date results through July 31, 1999, this 4.8 percentage point increase was the result of 3.6 percentage points improvement in occupancy and a 1.2 percentage point increase in merchandise margins.

Selling, General and Administrative Expenses
--------------------------------------------

Set forth below is certain information concerning the Company's selling, general and administrative expenses for the three and six months ended July 31, 1999 and August 1, 1998.


(In thousands, except                July 31, 1999          August 1, 1998
  percentage data)                    $     % of sales      $      % of sales
-----------------------------------------------------------------------------
For the three months ended          $10,519    24.5%     $ 11,767     25.0%
For the six months ended             20,111    24.3%       23,713     26.2%

The $1.2 million or 10.6% decrease in selling, general and administrative expenses for the three months ended July 31, 1999 as compared with the same period in the prior year was primarily due to the expense reduction actions taken in fiscal 1998 and 1997 as well as ongoing expense reduction programs. Store payroll expense, the largest component of selling, general and administrative expenses, was 11.9 percent of sales in the second quarter, compared with 11.6 percent of sales for the same period in the prior year. This slight increase in store payroll was the result of initial payroll costs incurred related to new and remodeled store openings. The $3.6 million or 15.2% decrease in selling, general and administrative expenses for the six months ended July 31, 1999 is similarly due to the expense reduction efforts of the Company described above.

Continuing through August, the Company incurred selling, general and administrative expense for the month of August of $3.5 million or 16.5% of sales as compared to $4.4 million or 20.5% of sales for the same period in the prior year. Store payroll for the month of August was 7.6% of sales as compared to 8.0% for the same period in the prior year.

Depreciation and Amortization
-----------------------------

Set forth below are depreciation and amortization expenses for the Company for the three and six months ended July 31, 1999 and August 1, 1998.

                                                              Percentage
(In thousands, except          July 31,    August 1,           Change at
  percentage data)               1999         1998           July 31, 1999
----------------------------------------------------------------------------
 For the three months ended     $1,561      $2,738              (43.0%)
 For the six months ended        3,287       5,229              (37.1%)

The decrease in depreciation and amortization expenses for the three and six months ended July 31, 1999 as compared to the same periods in the prior year is principally due to the write off of fixed assets in fiscal 1998 as part of the Company's store closing program, offset slightly by increases in depreciation on new and remodeled stores.

Interest Expense, Net
---------------------

Interest expense was $159,000 and $96,000 for the three months ended July 31, 1999 and August 1, 1998, respectively. For the six months ended July 31, 1999 and August 1, 1998 interest expense was $478,000 and $267,000, respectively. These increases in interest expense for the three and six months ended July 31, 1999 as compared to the prior year are attributable to higher average borrowing levels under the Company's revolving credit facility.

Net Profit/Loss
---------------

Set forth below is the net loss for the Company for the three and six months ended July 31, 1999 and August 1, 1998.

                                             Net Loss
(In thousands, except            July 31, 1999                August 1, 1998
  per share data)               $        per share          $         per share
-------------------------------------------------------------------------------

Three months ended           $ (536)     $(0.03)         $( 3,094)     ($0.20)
Six months ended             (1,398)      (0.09)           (6,146)      (0.39)

In the first six months of fiscal 1999, the Company had almost eliminated operating losses compared to the same period a year ago, having reduced net losses by 77.3% as compared to the prior year. This improvement continued subsequent to the end of the second quarter. For the month of August 1999, the Company had net income of $1.8 million or $0.11 per share as compared to $531,000 or $0.03 per share for the same month in the prior year.

For the seven months ended August 28, 1999, the Company returned to profitability, having earned net income of $408,000 or $0.03 per share as compared to a net loss of $5.6 million or $0.36 per share for the same seven month period in the prior year.


Segment Information
-------------------

The Company operates its business under two reportable store segments (i) Outlet Store Group and (ii) Specialty Store Group. The Company also has included a segment for Closed stores and other which includes the operations of all closed stores and stores that are expected to close in fiscal 1999.

Outlet Store Group: At July 31, 1999, this store group included the Company's 65 Levi's(R) and Dockers(R) Outlets by Designs stores, 20 Levi's(R) Outlet stores, 16 Dockers(R) Outlet stores and five Buffalo Jeans Factory Stores. These outlet stores all operate in outlet parks located throughout the eastern United States and primarily sell close out and end-of-season merchandise from vendors.

Specialty Store Group: At July 31, 1999, this store group consisted of five Designs stores that the Company intends to operate through fiscal 1999. These stores are located in enclosed regional shopping centers and offer a broad selection of Levi Strauss & Co. branded merchandise together with other complementary brands of tops and bottoms.

Closed Stores and Other: This group included the Designs, Boston Trading Co.(R)/BTC(TM) and Boston Traders(R) Outlet stores that were closed as part of prior store closing programs and the 11 Original Levi's Stores(TM) that were distributed to LDJV Inc or closed as part of the dissolution of the joint venture. Also included in this segment are the two BTC(TM) that are planned, barring unforeseen circumstances, to close by the end of fiscal 1999.

The Company evaluates individual store profitability in terms of a store's "Contribution to Profit" which is defined by the Company as gross margin less occupancy costs and all store specific expenses such as payroll, advertising, insurance and depreciation. The Company may transfer end of season merchandise from its Specialty stores to its Outlet stores. Transfers represented approximately five percent of the Outlet stores' total receipts in fiscal 1998. The Company transfers merchandise at the receiving store's retail price with any associated markdowns being recorded by the sending store.

Below is a summary of the results of operations for each of the reportable segments for the three and six months ended July 31, 1999 and August 1, 1998:

For the three months ended July 31, 1999
----------------------------------------
(in thousands)              Outlet      Specialty   Closed and Other     Total
------------------------------------------------------------------------------

Sales                       $41,128      $1,322         $457           $42,907
Merchandise margin           17,512         355         (244)           17,623
Occupancy costs               5,624         408          203             6,235
Gross margin                 11,888         (53)        (447)           11,388
Contribution to profit        4,044        (420)        (864)            2,760


For the three months ended August 1, 1998
-----------------------------------------
(in thousands)              Outlet      Specialty   Closed and Other     Total
------------------------------------------------------------------------------

Sales                       $33,922      $1,893      $11,263           $47,078
Merchandise margin           13,467         565        4,127            18,159
Occupancy costs               4,276         491        4,055             8,822
Gross margin                  9,191          74           72             9,337
Contribution to profit        3,728        (358)      (4,213)             (843)


For the six months ended July 31, 1999
--------------------------------------
(in thousands)              Outlet      Specialty   Closed and Other     Total
------------------------------------------------------------------------------

Sales                       $78,042      $2,866       $1,834           $82,742
Merchandise margin           32,929         884          291            34,104
Occupancy costs              10,926         826          747            12,499
Gross margin                 22,003          58         (456)           21,605
Contribution to profit        7,343        (702)      (1,337)            5,304


Segment Assets:

Inventory                    58,992       2,014          192            61,198

Fixed assets, net            11,511         757        5,250 (1)        17,518



For the six months ended August 1, 1998
---------------------------------------

(in thousands)              Outlet      Specialty   Closed and Other     Total
------------------------------------------------------------------------------

Sales                       $63,202      $3,801      $23,475          $ 90,478
Merchandise margin           26,311         922        9,359            36,592
Occupancy costs               8,444         992        8,443            17,879
Gross margin                 17,867         (70)         916            18,713
Contribution to profit        6,838        (897)      (7,643)           (1,702)



Segment Assets:

Inventory                    47,135       1,904       13,137            62,176

Fixed assets, net             6,207       1,033       22,750 (1)        29,990


(2) Fixed assets for the Closed Stores and Other includes fixed assets for the corporate office which were $5.3 million and $7.8 million as of July 31, 1999 and August 1, 1998, respectively.

Reconciliation of Contribution to Profit to Operating Loss
----------------------------------------------------------

For the:                                   three months         six months
(in thousands)                          7/31/99    8/1/98     7/31/99  8/1/98
------------------------------------------------------------------------------
Contribution to Profit:

Outlet store segment                    $4,044     $3,728     $7,343    $6,838
Specialty store segment                   (420)      (358)      (702)     (897)
Closed store and other                    (864)    (4,213)    (1,337)   (7,643)
General and Administrative Expenses     (3,452)    (4,325)    (7,097)   (8,527)
------------------------------------------------------------------------------
Total Operating Loss                    $ (692)   $(5,168)   $(1,793) $(10,229)

STORE CLOSING PROGRAMS

During the third quarter of fiscal 1998, the Company announced its plans to close 22 unprofitable Designs and Boston Trading Co.(R)/BTC(TM) stores through lease terminations and expirations. This store closing strategy resulted in the Company recording a pre-tax charge of $13.4 million, or $0.47 per share after tax, related to the closing of these Designs and Boston Trading Co.(R)/BTC(TM) stores and the eight Original Levi's Stores(TM) closed by the joint venture. The total revised estimated cost to close these stores is 10.5 million, which is $2.9 million less than the original charge, primarily due to favorable landlord negotiations on lease termination payments. As a result, the Company recognized pre-tax income of $2.9 million in the fourth quarter of fiscal 1998. Total estimated cash costs are expected to be $4.2 million related to lease terminations, employee severance and other related expenses. The remainder of the $10.5 million charge consists of non-cash costs of approximately $6.3 million in store fixed asset write-offs. All of these stores were closed by the end of fiscal 1998. At July 31, 1999, the remaining reserve balance related to these store closings is $963,000 which primarily relates to landlord settlements that the Company anticipates will be paid in fiscal 1999.

During the fourth quarter of fiscal 1998, the Company recorded additional store closing and severance reserves of $5.2 million, or $0.20 per share after tax, related to the decision to close three BTC(TM) stores, one Designs store, and four Boston Traders(R) Outlet stores and to further reduce corporate headcount. This pre-tax charge included cash costs of approximately $2.9 million related to lease terminations and corporate severance, and $2.3 million of non-cash costs related to store fixed asset write-offs and markdowns. At July 31, 1999, the remaining reserve balance related to these store closings is $2.4 million which primarily relates to landlord settlements and reserves for the write-off of fixed assets.

The combined earnings and cash flow benefits of the third and fourth quarter charges are expected, barring unforeseen circumstances, to be $8.5 million and $13.5 million, respectively, for both fiscal 1999 and 2000.

SEASONALITY

The Company's business historically has been seasonal, reflecting increased consumer buying in the "Fall" and "Holiday" seasons. Historically, the second half of each fiscal year provides a greater portion of the Company's annual sales and operating income. In recent years, the Company's focus has shifted towards its outlet store business. The percentage of the Company's outlet business has increased because of the shift in the Company's store mix to outlet stores and away from mall-based specialty stores.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash needs have been for operating expenses, including cash outlays associated with inventory purchases, capital expenditures for new and remodeled stores, and the purchase of 25 outlet stores from Levi's Only Stores, Inc. in fiscal 1998. During fiscal 1999, the Company expects to incur capital expenditures, net of landlord construction allowances, related to building new outlet stores and outlet store remodels and relocations and system enhancements of $2.6 million. The Company expects that cash flow from operations, short-term revolving borrowings and trade credit will enable it to finance its current working capital, store remodeling and opening requirements.

WORKING CAPITAL AND CASH FLOWS

To date, the Company has financed its working capital requirements, store opening and store closing programs and remodeling programs with cash flow from operations, income tax refunds, and borrowings under the Company's credit facility. Cash used for operations for the first six months of fiscal 1999 was $4.2 million as compared to cash provided for operations of $4.9 million for the same period in the prior year. This $9.1 million change is primarily the result of the receipt of a federal income tax refund of $12.9 million received in the first quarter of fiscal 1998.

Unrestricted cash and investment position at July 31, 1999 was $1.9 million as compared to $1.1 million at August 1, 1998. At July 31, 1999, the
Company had borrowings of approximately $23.2 million outstanding under its revolving credit facility as compared to $3.6 million at August 1, 1998. The increase in the Company's net borrowing position at July 31, 1999 as compared to August 1, 1998 is primarily due to the $12.9 million income tax refund received in the first quarter of fiscal 1998. In addition, in September 1998, the Company purchased from Levi's Only Stores, Inc. 16 Dockers(R)
Outlet stores and nine Levi's(R) Outlet stores for $9.7 million, which was financed by borrowings under the Company's credit facility. The Company expects that average borrowings for fiscal 1999 will be higher than those in fiscal 1998 as a result of borrowings in the third quarter of fiscal
1998 to fund the acquisition of the 25 outlet stores, increases in fiscal
1999 inventory purchases and the cost of lease terminations associated with the closing of unprofitable stores, as described above. At the end of August 1999, the Company had borrowings of $21.1 million outstanding under its revolving credit facility as compared to $23.3 million at the end of the second quarter of fiscal 1999.

In May 1999, the Company deposited $2.3 million in a trust established for the purpose of securing pre-existing obligations of the Company to Mr. Joel
H. Reichman, Mr. Scott N. Semel and Mrs. Carolyn R. Faulkner under their employment agreements. These funds will be held in a trust to pay the amounts that may become due under the employment agreements in the event of a change in control of the Company and also to pay any amounts that may become due to them pursuant to indemnification agreements and the Company's by-laws.

The Company's working capital at July 31, 1999 was approximately $19.5 million, compared to $40.5 million at August 1, 1998. This decrease in working capital was primarily attributable to operating losses for the twelve months ending July 31, 1999 and costs incurred as part of the Company's store closing program in fiscal 1998. At July 31, 1999, total inventory equaled $61.2 million, compared to $62.2 million at August 1, 1998. The decrease of 2 percent in the Company's inventory level was primarily due to store closings in fiscal 1998 offset by new stores.

The Company stocks its Levi's(R) Outlet by Designs and Dockers(R) Outlet by Designs stores with manufacturing overruns, merchandise specifically manufactured for the outlet stores, discontinued lines and irregulars purchased directly from Levi Strauss & Co., and end-of-season merchandise transferred from the Company's mall-based stores. By its nature, this merchandise, including the most popular Levi Strauss & Co. styles of merchandise and the breadth of the mix of this merchandise, is subject to limited availability. The Company continues to evaluate and, within the discretion of management, act upon opportunities to purchase substantial quantities of Levi's(R), Dockers(R) and Slates(R) brand products for its Levi's(R) and Dockers(R) Outlet by Designs stores.

At July 31, 1999, the accounts payable balance was $12.4 million as compared with a balance of $17.6 million at August 1, 1998. This 29.6 percent decrease was primarily related to the timing of payments to vendors. The Company's trade payables to Levi Strauss & Co., its principal vendor, generally are due 30 days after the date of invoice. The Company expects, barring unforeseen circumstances, that any purchases of branded merchandise from vendors other than Levi Strauss & Co. will be limited and will be in accordance with customary industry credit terms.

On June 4, 1998 the Company entered into an Amended and Restated Loan and Security Agreement with a subsidiary of BankBoston, N.A., BankBoston Retail Finance Inc., as agent for the lenders named therein (the "Credit Agreement"). This credit facility, which terminates on June 4, 2001, consists of a revolving line of credit permitting the Company to borrow up to $50 million. Under this facility, the Company has the ability to cause the lenders to issue documentary and standby letters of credit up to $5 million. The Company's obligations under the Credit Agreement are secured by a lien on all of the Company's assets. The ability of the Company to borrow under the Credit Agreement is subject to a number of conditions including the accuracy of certain representations and compliance with tangible net worth and fixed charge coverage ratio covenants. The availability of the unused revolving line of credit is limited to specified percentages of the value of the Company's eligible inventory determined under the Credit Agreement, ranging from 60% to 65%. At the option of the Company, borrowings under this facility bear interest at BankBoston N.A.'s prime rate or at LIBOR-based fixed rates. The Credit Agreement contains certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and restrictions on payment of dividends by the Company. The Company is subject to a prepayment penalty of $250,000 if the Credit Agreement terminates prior to June 4, 2000.

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

At July 31, 1999, the Company had borrowings of $23.2 million outstanding under this facility and had four outstanding standby letters of credit totaling approximately $1,036,250. The Company was in compliance with all debt covenants at the end of the second quarter.

On May 2, 1995, the Company acquired certain assets of Boston Trading Ltd., Inc. ("Boston Trading") in accordance with the terms of an Asset Purchase Agreement dated April 21, 1995. The Company paid $5.4 million in cash, financed by operations, and delivered a non-negotiable promissory note in the original principal amount of $1 million (the "Purchase Note"). The principal amount of the Purchase Note was payable in two equal installments through May 1997. In fiscal 1996, the Company asserted certain indemnification rights under the Asset Purchase Agreement. In accordance with the Asset Purchase Agreement, the Company, when exercising its indemnification rights, has the right, among other courses of action, to offset against the payment of principal and interest due and payable under the Purchase Note the value of its indemnification claim. Accordingly, based on these indemnification rights, the Company ultimately did not make either of the $500,000 payments of principal on the Purchase Note that were due on May 2, 1996 and May 2, 1997. Nevertheless, the Company continued to pay interest on the original principal amount of the Purchase Note through May 2, 1996 and continued to pay interest thereafter through November 2, 1997 on $500,000 of principal. The portion of the principal amount of the Purchase Note ultimately to be paid by the Company depends upon whether its claims are satisfied by Boston Trading and its stockholders. Barring unforeseen circumstances, management of the Company does not believe that the result of this litigation will have a material adverse impact on the Company's business or financial condition.


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

       The Company's primary data processing systems for financial reporting, and merchandise management have been upgraded with new releases of year 2000 compliant software and have been operating under fiscal 2000 since January 31, 1999. The payroll system was updated by ADP to a Year 2000 compliant version in May 1999. A conversion of our point of sales system was completed in June 1999. All non-compliant personal computers and network software will be converted by the end of November 1999.

       Management is reviewing embedded systems impacted by the year 2000 issue and a plan has been developed to address embedded systems based upon how critical they are to the business. During the third quarter of fiscal 1999 the Company expects to implement a plan to determine the year 2000 readiness of the Company's vendors including, Levi Strauss & Co. and the Company's other merchandise vendors.

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



CAPITAL EXPENDITURES

Total cash outlays for capital expenditures for the first six months of fiscal 1999 were $2,411,000, which primarily represents the cost of new and remodeled stores. Total cash outlays for capital expenditures for the first six months of fiscal 1998 were $216,000. During the first six months of fiscal 1999, the Company opened five new Levi's(R)/Dockers(R) Outlet by Designs stores and completed the remodeling of four of its older Levi's(R) Outlet by Designs stores.

The Company's present plans for expansion for the remainder of fiscal 1999, barring unforeseen circumstances, includes relocating an additional eight Levi's(R)/Dockers(R) Outlet by Designs stores and opening two Dockers(R) Outlet stores and one Levi's(R) Outlet store. Levi Strauss & Co. has given the Company tentative approval to open up to four new Levi's(R)/Dockers(R) Outlet by Designs stores in fiscal 2000, and the Company is currently at various stages of discussions with outlet landlords and developers for suitable real estate lease terms.

On October 31, 1998 the Company and Levi Strauss & Co. amended the trademark license agreement (as amended, the "Outlet License Agreement") that authorizes the Company to use certain Levi Strauss & Co. trademarks in connection with the operation of the Company's Levi's(R) Outlet by Designs and Dockers(R) Outlet by Designs stores in more than 25 states in the eastern portion of the United States. Subject to certain default provisions, the term of the Outlet License Agreement was extended to September 30, 2004, and the license for any particular store is the period co-terminous with the lease term for such store (including extension options). Beginning with the amendment to the Outlet License Agreement effective on October 31, 1998, the Outlet License Agreement provides that the Company has the opportunity to extend the term of the license associated with one or more of the Company's older Levi's(R) Outlet by Designs stores by either renovating the store or replacing the store with a new store with an updated format and fixturing. In order to extend the license associated with each of the Company's 59 older outlet stores, the Company must, subject to certain grace periods, complete these renovations or the construction of replacement stores by December 31, 2004. At May 1, 1999, the average remaining lease term (including extension options) of the Company's Levi's(R) Outlet by Designs and Dockers(R) Outlet by Designs stores was approximately 9.8 years.

The Company, with the approval of Levi Strauss & Co., initiated a program to remodel or replace its 59 oldest Levi's(R) Outlet by Designs stores beginning in fiscal 1999. The Company intends, barring unforeseen circumstances, to move, remodel or replace these stores over the next five years beginning in fiscal 1999. To date, the Company had closed two of its older 59 Levi's(R) Outlet stores and has opened five new Levi's(R)/Dockers(R) Outlet by Designs stores.

RECENT DEVELOPMENTS

On April 30, 1999, the Company announced that Jewelcor Management, Inc., a Nevada corporation ("Jewelcor"), and its controlling shareholder, Seymour Holtzman, had submitted a proposal to the Company to explore the purchase by Jewelcor or its affiliates of all of the outstanding Common Stock of the Company for $3.65 per share in cash. The proposal was subject to various contingencies, including obtaining adequate financing, completion of certain due diligence matters and obtaining the prior consent of Levi Strauss & Co. under the Outlet License Agreement. On May 6, 1999, the Special Committee of the Board of Directors responded to the proposal in a letter to Jewelcor that indicated its willingness to explore the acquisition by Jewelcor and its affiliates of all of the outstanding Common Stock of the Company, subject to the resolution of the contingencies outlined above. On May 19, 1999 and July 7, 1999, the Company amended its Shareholder Right Agreement with its transfer agent to, among other things,
(a) permit Jewelcor, together with the assistance of Stanley I. Berger, to take the actions necessary to obtain the consent of Levi Strauss & Co. to the Company's assignment of its rights and obligations under the Outlet License Agreement to Jewelcor, and (b) to permit Jewelcor and others to contact the Company's five largest shareholders to determine their interest in participating as an equity investor in Jewelcor's proposal of another similar proposal to purchase all outstanding capital stock at $3.65 per share in cash.

On June 24, 1999, Seymour Holtzman withdrew his proposal to explore an acquisition of Designs at a price of $3.65 per share in cash. On September 3, 1999 Jewelcor filed with the Securities and Exchange Commission a definitive proxy statement relating to a solicitation by Jewelcor of proxies in connection with the annual meeting of stockholders of the Company. Jewelcor is soliciting proxies to elect a new slate of directors, in opposition to the Company's current Board, and to adopt a shareholder proposal recommending termination of the Company's Shareholder Rights Agreement.

Levi Strauss & Co. sent a letter dated July 29, 1999, to Jewelcor and the Company indicating that it had reviewed preliminary proxy materials filed by Jewelcor and the Company. Levi Strauss & Co. said, among other things, in its letter that it disagreed with the assertion in Jewelcor's preliminary proxy materials that the election of Jewelcor's nominees is not a transfer of control and would not be a significant concern under the Outlet License Agreement. After reviewing Jewelcor's revised proxy materials, in which Jewelcor continued to assert that the election of the Jewelcor nominees would not be viewed as a transfer of control under the Outlet License Agreement, Levi Strauss & Co. sent a second letter to Jewelcor dated August 27, 1999. In this letter, Levi Strauss & Co. reiterated its position that the election of the Jewelcor nominees would fall within the transfer of control provisions of the Outlet License Agreement. The Company has not taken a position on this matter.

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

Part II     Other Information

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

ITEM 5.     Other Information

       None.

ITEM 6.     Exhibits and Reports on Form 8-K

A.     Reports on Form 8-K:

       The Company reported under item 5 on Form 8-K, dated May 25, 1999, that on May 19, 1999 the Board of Directors approved a second amendment to the Company's Shareholder Rights Agreement dated May 1, 1995, as amended.

       The Company reported under item 5 on Form 8-K, dated July 13, 1999, that on July 7, 1999 the Board of Directors approved a third amendment to the Company's Shareholder Rights Agreement dated May 1, 1995, as amended.

       The Company reported under item 5 on Form 8-K, dated July 20, 1999, that on July 20, 1999 the Board of Directors of the Company rescheduled the Company's 1999 Annual Meeting of Stockholders to September 22, 1999.

       The Company reported under item 5 on Form 8-K, dated August 25, 1999, that on August 25, 1999 the Board of Directors of the Company rescheduled the Company's 1999 Annual Meeting of Stockholders to Monday, October 4, 1999 at 11:00 a.m.


B.     Exhibits:

3.1 Restated Certificate of Incorporation of the Company, as amended (included as Exhibit 3.1 to Amendment Noof the Company's
       Registration Statement on Form S-1 (No. 33-13402), and incorporated
       herein by reference).                                                  *

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

3.4 By-Laws of the Company, as amended (included as Exhibit 3.4 to the Company's Amendment No. 1 to Annual Report on Form 10-K/A dated
       May 28, 1999, and incorporated herein by reference).                   *

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

4.3 Second Amendment dated as of May 19, 1999 to the Shareholder Rights Agreement between the Company and its transfer agent, as amended (included as Exhibit 4.1 to the Company's Current Report on Form
       8-K dated May 25, 1999, and incorporated herein by reference).         *

4.4 Third Amendment dated as of July 7, 1999 to the Shareholder Rights Agreement between the Company and its transfer agent, as amended (included as Exhibit 4.1 to the Company's Current Report on Form 8-K
       dated July 13, 1999, and incorporated herein by reference).            *


10.1   1992 Stock Incentive Plan, as amended (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q dated June 16, 1998,
       and incorporated herein by reference).                                 *

10.2   Senior Executive Incentive Plan for fiscal year ending January 29,
       2000 (included as Exhibit 10.4 to the Company's Annual Report on
       Form 10-K dated April 30, 1999 and incorporated herein by
       reference).                                                            *

10.3   License Agreement between the Company and Levi Strauss & Co. dated as of April 14, 1992 (included as Exhibit 10.8 to the Company's
       Annual Report on Form 10-K dated April 29, 1993, and incorporated
       herein by reference).                                                  *

10.4   Amended and Restated Trademark License Agreement between the
       Company and Levi Strauss & Co. dated as of October 31, 1998
       (included as Exhibit 10.4 to the Company's Current Report on Form
       8-K dated December 3, 1998, and incorporated herein by reference).     *

10.5   Amended and Restated Loan and Security Agreement dated as of June
       4, 1998, between the Company and BankBoston Retail Finance Inc., as agent for the Lender(s) identified therein ("BRBF"), and the Lender(s) (included as Exhibit 10.1 to the Company's Current
       Report on Form 8-K dated June 11, 1998, and incorporated herein by
       reference).                                                            *

10.6 Fee letter dated as of June 4, 1998, between the Company and BBRF (included as Exhibit 10.2 to the Company's Current Report on Form
       8-K dated June 11, 1998, and incorporated herein by reference).        *

10.7   First Amendment to Loan and Security Agreement dated as of
       September 29, 1998 among the Company, BBRF and the Lender(s)
       identified therein (included as Exhibit 10.5 to the Company's
       Current Report on Form 8-K dated December 3, 1998, and
       incorporated herein by reference).                                     *

10.8   Second Amendment to Loan and Security Agreement dated as of
       October 31, 1998 among the Company, BBRF and the Lender(s)
       identified therein (included as Exhibit 10.6 to the Company's
       Current Report on Form 8-K dated December 3, 1998, and
       incorporated herein by reference).                                     *

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

10.10 Partnership Agreement of The Designs/OLS Partnership (the "OLS Partnership") between the LOS Partner and the Designs Partner dated January 28, 1995 (included as Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated
       herein by reference).                                                  *

10.11  Glossary executed by the Designs Partner, the Company, the LOS
       Partner, LOS, LS&CO, LSAI and the OLS Partnership dated January
       28, 1995 (included as Exhibit 10.3 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated herein by
       reference).                                                            *

10.12  Sublicense Agreement between LOS and the LOS Partner dated January
       28, 1995 (included as Exhibit 10.4 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated herein by
       reference).                                                            *

10.13  Sublicense Agreement between the LOS Partner and the OLS
       Partnership dated January 28, 1995 (included as Exhibit 10.5 to the Company's Current Report on Form 8-K dated April 24, 1995, and
       incorporated herein by reference).                                     *

10.14  License Agreement between the Company and the OLS Partnership dated January 28, 1995 (included as Exhibit 10.6 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated
       herein by reference).                                                  *

10.15 Administrative Services Agreement between the Company and the OLS Partnership dated January 28, 1995 (included as Exhibit 10.7 to the Company's Current Report on Form 8-K dated April 24, 1995, and
       incorporaed herein by reference).                                      *

10.16  Amendment and Distribution Agreement dated as of October 31, 1998 among the Designs Partner, the LOS Partner and the OLS Partnership (included as Exhibit 10.2 to the Company's Current Report on Form
       8-K dated December 3, 1998, and incorporated herein by reference).     *

10.17 Guaranty by the Company in favor of LS&CO. of the indemnification obligation of the Designs Partner dated as of October 31, 1998
       (included as Exhibit 10.3 to the Company's Current Report on Form
       8-K dated December 3, 1998, and incorporated herein by reference).     *

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

10.21  Asset Purchase Agreement dated as of September 30, 1998 between the Company and LOS relating to the purchase by the Company of 16 Dockers(R) Outlet and nine Levi's(R) Outlet stores (included as
       Exhibit 10.1 to the Company's Current Report on Form 8-K dated
       December 3, 1998, and incorporated herein by reference).               *

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

10.25  Indemnification Agreement between the Company and James G.
       Groninger, dated December 10, 1998 (included as Exhibit 10.30 to the Company's Annual Report on Form 10-K dated April 30, 1999, and
       incorporated herein by reference).                                     *

10.26  Indemnification Agreement between the Company and Bernard M.
       Manuel, dated December 10, 1998 (included as Exhibit 10.31 to the Company's Annual Report on Form 10-K dated April 30, 1999, and
       incorporated herein by reference).                                     *

10.27 Indemnification Agreement between the Company and Peter L. Thigpen, dated December 10, 1998 (included as Exhibit 10.32 to the Company's Annual Report on Form 10-K dated April 30, 1999, and incorporated
       herein by reference).                                                  *

10.28  Indemnification Agreement between the Company and Melvin I.
       Shapiro, dated December 10, 1998 (included as Exhibit 10.33 to the Company's Annual Report on Form 10-K dated April 30, 1999, and
       incorporated herein by reference).                                     *

10.29 Indemnification Agreement between the Company and Joel H. Reichman, dated December 10, 1998 (included as Exhibit 10.34 to the Company's Annual Report on Form 10-K dated April 30, 1999, and incorporated
       herein by reference).                                                  *

10.30  Indemnification Agreement between the Company and Scott N. Semel, dated December 10, 1998 (included as Exhibit 10.35 to the Company's Annual Report on Form 10-K dated April 30, 1999, and incorporated
       herein by reference).                                                  *

10.31  Indemnification Agreement between the Company and Carolyn R.
       Faulkner, dated December 10, 1998 (included as Exhibit 10.36 to the Company's Annual Report on Form 10-K dated April 30, 1999, and
       incorporated herein by reference).                                     *

10.32 Trust Agreement between the Company and State Street Bank and Trust Company, dated as of May 12, 1999.

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

99.2 Letter dated July 29, 1999, from Levi Strauss & Co. to the Company and Jewelcor Management, Inc.

99.3 Letter dated August 27, 1999, from Levi Strauss & Co. to Jewelcor Management, Inc.

*      Previously filed with the Securities and Exchange Commission.



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DESIGNS, INC.



September 14, 1999                 By:  /s/ Carolyn R. Faulkner
                                       -------------------------------------
                                       Carolyn R. Faulkner, Vice President,
                                       Chief Financial Officer and Treasurer