Form 10-Q
period 1999-10-30
DESIGNS INC
filed 1999-12-14
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


Quarter Ended October 30, 1999      Commission File Number   0-15898



                                  DESIGNS, INC.
                          (Exact name of registrant as
                            specified in its charter)



           Delaware                                     04-2623104
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


      66 B Street, Needham, MA                             02494
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


Yes      X           No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Class                              Outstanding as of October 30, 1999
      -----                              ----------------------------------
      Common                                       16,013,000

                             DESIGNS, INC.
                      CONSOLIDATED BALANCE SHEETS
        Ocotber  30, 1999, October 31, 1998 and January 30, 1999
               (In thousands, except per share data)


                                           October 30,  October 31, January 30,
                                              1999          1998       1999
ASSETS                                    (Unaudited)   (Unaudited)
                                           ----------    ----------   --------

Current assets:
 Cash and cash equivalents                      $   -        $ 1,490      $ 153
 Short-term restricted investment                  2,316        -           -
 Accounts receivable                                 163       3,282        178
 Inventories                                      63,622      58,938     57,925
 Deferred income taxes                               272      10,196        272
 Prepaid expenses                                  1,081       1,422        911
                                               ---------- ----------   --------
 Total current assets                             67,454      75,328     59,439

Property and equipment, net of
 accumulated depreciation and
 amortization                                     17,688      19,897     17,788

Other assets:
 Deferred income taxes                            18,951       6,362     18,570
 Intangible assets, net                            2,435       2,707      2,628
 Other assets                                        795       1,201        892
                                              ----------  ----------   --------
     Total assets                              $ 107,323   $ 105,495   $ 99,317
                                              ==========  ==========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                              $  10,613   $  11,610   $  8,716
 Accrued expenses and other
  current liabilities                              8,500       5,879      6,433
 Accrued rent                                      2,313       2,005      2,015
 Income tax payable                                1,507        -          -
 Reserve for severance and
  store closings                                   1,222       7,111      4,372
 Notes payable                                    17,147      11,340     13,825
                                              ---------- ----------   --------
  Total current liabilities                       41,302      37,945     35,361

Stockholders' equity:
 Preferred Stock, $0.01 par value,
  1,000,000 shares authorized,
  none issued
 Common Stock, $0.01 par value,
  50,000,000 shares authorized,
  16,665,000, 16,160,000, and 16,178,000
  shares issued at October 30, 1999,
  October 31, 1998 and January 30, 1999,
  respectively                                       167         161        162
 Additional paid-in capital                       54,538      53,867     53,908
 Retained earnings                                13,146      15,503     11,854
 Treasury stock at cost, 286,650 shares
  at October 30, 1999 and January 30,
  1999 and 281,000 shares at
  October 31, 1998                                (1,830)     (1,827)    (1,830)
 Deferred compensation                              -           (154)      (138)
                                               ---------- ----------   --------
  Total stockholders' equity                      66,021      67,550     63,956
                                               ---------- ----------   --------
Total liabilities and stockholders' equity     $ 107,323  $  105,495   $ 99,317
                                               =========  ==========   ========


                  The accompanying notes are an intergral part
                   of the consolidated financial statements.

                                  DESIGNS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                   Three Months Ended      Nine Months Ended
                                -----------------------------------------------
                                October 30, October 31,  October 30, October 31,
                                   1999        1998         1999         1998
                                ----------- ------------ ----------- ----------

Sales                             $  56,703   $ 58,714    $ 139,445   $ 149,193
Cost of goods sold including
 occupancy                           38,260     45,247       99,397     117,013
                                  ---------  ----------   ----------  ---------
Gross profit                         18,443     13,467       40,048      32,180

Expenses:
 Selling, general and
  administrative                     11,868     12,699       31,980      36,420
 Store closing charge                   -       13,407         -         13,407
 Depreciation and amortization        1,588      2,632        4,875       7,859
                                  ---------  ----------   ----------  ---------
Total expenses                       13,456     28,738       36,855      57,686
                                  ---------  ----------   ----------  ---------
Operating income (loss)              4,987     (15,271)       3,193     (25,506)

Interest expense, net                   390        132          868         399
                                   ---------  ----------   ----------  --------

Income (loss) before minority
 interest and income taxes            4,597    (15,403)       2,325     (25,905)

Less minority interest                 -        (1,278)         -        (1,692)
                                   ---------  ----------   ----------  --------

Income (loss) before income taxes     4,597    (14,125)       2,325     (24,213)

Provision (benefit) for income taxes  1,905     (5,379)       1,031      (9,321)
                                    ---------  ----------   ----------  --------
Net income (loss)                   $ 2,692    $(8,746)     $ 1,294    $(14,892)
                                    ========   ==========   =========   ========


Earnings (loss) per share- Basic    $  0.17     $ (0.55)     $ 0.08     $ (0.94)
Earnings (loss) per share- Diluted  $  0.17     $ (0.55)     $ 0.08     $ (0.94)

Weighted average number of common
 shares outstanding- Basic           16,018      15,867      15,997      15,789

Weighted average number of common
 shares outstanding- Diluted         16,100      15,867      16,114      15,789



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                                  DESIGNS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                        Nine months ended
                                                    October 30,    October 31,
                                                       1999           1998
                                                   ------------    ------------

Cash flows from operating activities:
 Net income (loss)                                  $    1,294     $   (14,892)
 Adjustments to reconcile to net cash
  provided by operating activities:
   Depreciation and amortization                         4,875           7,859
   Minority interest                                       -            (1,701)
   Loss from disposal of property
    and equipment                                          -               986

 Changes in operating assets and liabilities:
   Accounts receivable                                      15            (651)
   Inventories                                          (5,697)           (918)
   Prepaid expenses                                       (170)           (407)
   Other assets                                            (61)         (1,052)
   Reserve for severance and store closings              1,126           3,661
   Accounts payable                                      1,896           2,789
   Accrued expenses and other current liabilities        2,070            (249)
   Accrued rent                                            298           1,176
                                                     -----------      --------
Net cash provided by operating activities                2,496           8,467
                                                     -----------      --------

Cash flows from investing activities:
   Additions to property and equipment                  (4,496)           (388)
   Payment for acquisition of outlet stores                -            (9,737)
   Establishment of investment trust (see note 8)       (2,316)            -
   Proceeds from disposal of property and equipment         73             102
                                                     ------------     ---------
Net cash used for investing activities                  (6,739)        (10,023)
                                                     ------------     ---------

Cash flows from financing activities:
   Net borrowings under credit facility                  3,322           1,512
   Issuance of common stock                                768              61
                                                     ------------     ---------
Net cash provided by financing activities                4,090           1,573
                                                     ------------     ---------
Net increase (decrease) in cash and cash equivalents      (153)             17
Cash and cash equivalents:
   Beginning of the period                                 153           1,473
                                                     ------------     ---------
   End of the period                                  $     -         $  1,490
                                                     ============     =========

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

The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company's results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company's business historically has been seasonal in nature and the results of the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The information set forth in the accompanying financial statements is subject to normal year-end adjustments and to an expected fourth quarter charge related to the Company's preliminary decision to seek to sell or close 10 additional stores. On November 24, 1999, the Company announced that it had reached a preliminary decision to seek to sell or close its five Buffalo Jeans Factory Stores and its five remaining Designs stores by the end of fiscal 1999. At the end of the third quarter of fiscal 1999, the amount of this charge had not yet been determined. Further, the Company previously announced that it had engaged the independent accounting and consulting firm of Deloitte & Touche LLP to review the Company's operations in order to seek to improve operating efficiencies and reduce overhead. Based on information presented to the Company's Board of Directors, the Board is reviewing all operations and assets and may make decisions or dispositions with respect to the Company's operations and assets that could result in an additional charge for the fourth quarter of fiscal 1999. There are no assurances that the Board of Directors will make any such determinations or asset dispositions.

2.       Minority Interest

In 1995 Designs JV Corp., a wholly-owned subsidiary of the Company ("Designs JV Subsidiary"), and LDJV Inc., a subsidiary of Levi's Only Stores, Inc. ("LOS"), which is a wholly-owned subsidiary of Levi Strauss & Co., entered into a partnership agreement (the "Partnership Agreement"). The joint venture established under the Partnership Agreement was known as The Designs/OLS Partnership (the "OLS Partnership"). The purpose of the OLS Partnership was to sell Levi's(R) brand jeans and jeans-related products in Original Levi's Stores(TM) and Levi's(R) Outlet stores in a specified territory.

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

Additionally, in connection with the plan to dissolve and wind up the OLS Partnership, the OLS Partnership recorded a pre-tax charge of $4.5 million during the third quarter of fiscal 1998, related to the closing of the eight Original Levi's Stores(TM) that it did not distribute. This $4.5 million charge was included in the total $13.4 million charge recorded by the Company discussed in Note 3 below. The total estimated cost to close these stores was $1.3 million less than the original charge, primarily due to favorable lease termination payments. This $1.3 million was part of the total $2.9 million that the Company recognized as restructuring income in the fourth quarter of fiscal 1998. All eight of these stores were closed by the end of fiscal 1998.

The operating results of the OLS Partnership are consolidated with the financial statements of the Company for the three and nine months ended October 31, 1998. Minority interest at October 31, 1998 represents LDJV Inc.'s 30% interest in the OLS Partnership.

3.       Charge for Store Closings

During the third quarter of fiscal 1998, the Company announced its plans to close 22 unprofitable Designs and Boston Trading Co.(R)/BTC(TM) stores through lease terminations and expirations. This store closing strategy and the dissolution of the OLS Partnership discussed in Note 2 above resulted in the Company recording a pre-tax charge of $13.4 million, or $0.47 per share after tax. The total revised estimated cost to close these stores is $10.5 million, which is $2.9 million less than the original charge, primarily due to favorable landlord negotiations on lease termination payments. As a result, the Company recognized pre-tax income of $2.9 million in the fourth quarter of fiscal 1998. Total estimated cash costs are expected to be $4.2 million related to lease terminations, employee severance and other related expenses. The remainder of the $10.5 million charge consists of non-cash costs of approximately $6.3 million in store fixed asset write-offs. All of these stores were closed by the end of fiscal 1998. At October 30, 1999, the remaining reserve balance related to these store closings is $169,000 which primarily relates to landlord settlements that the Company anticipates will be paid in fiscal 1999.

During the fourth quarter of fiscal 1998, the Company recorded additional store closing and severance reserves of $5.2 million, or $0.20 per share after tax, related to the decision to close three BTC(TM) stores, one Designs store, and four Boston Traders(R) Outlet stores and to further reduce corporate headcount. This pre-tax charge included cash costs of approximately $2.9 million related to lease terminations and corporate severance, and $2.3 million of non-cash costs related to store fixed asset write-offs and markdowns. At October 30, 1999, the remaining reserve balance related to these store closings is $1.9 million, which primarily relates to landlord settlements and reserves for the write-off of fixed assets.

The combined earnings and cash flow benefits of the third and fourth quarter fiscal 1998 charges are expected, barring unforeseen circumstances, to be approximately $8.5 million and $13.5 million, respectively, for both fiscal 1999 and 2000.

On November 24, 1999, the Company announced that it had reached a preliminary decision to seek to sell or close its five Buffalo Jeans Factory Stores and its five remaining Designs stores by the end of fiscal 1999. At the end of the third quarter of fiscal 1999, the amount of this charge had not yet been determined.

4.       Boston Trading Ltd., Inc. Litigation

In 1995 the Company acquired certain assets of Boston Trading Ltd., Inc. In accordance with the terms of the Asset Purchase Agreement dated April 21, 1995, the Company paid $5.4 million in cash, financed by operations, and delivered a non-negotiable promissory note in the original principal amount of $1 million (the "Purchase Note") payable in two equal annual installments through May 2, 1997. In fiscal 1996 the Company asserted rights of indemnification under the Asset Purchase Agreement. In accordance with that Agreement, the Company, when exercising its indemnification rights, has the right, among other courses of action, to offset against the payment of principal and interest due and payable under the Purchase Note, the value of its indemnification claim. Accordingly, based on these indemnification rights, the Company ultimately did not make either of the $500,000 payments of principal due on the Purchase Note on May 2, 1996 and May 2, 1997. Nevertheless, the Company continued to pay interest on the original principal amount of the Purchase Note through May 2, 1996 and continued to pay interest thereafter through November 2, 1997 on $500,000 of principal. In January 1998, Atlantic Harbor, Inc. (formerly known as "Boston Trading Ltd., Inc.") filed a lawsuit against the Company for refusing to pay the purportedly outstanding principal amount of the Purchase Note. Thereafter, the Company filed claims against Atlantic Harbor, Inc. and its stockholders alleging that the Company was damaged in excess of $1 million because of the breach of certain representations and warranties concerning, among other things, the existence and condition of certain foreign trademark registrations and license agreements. Barring unforeseen circumstances, management of the Company does not believe that the result of this litigation will have a material adverse impact on the Company's business or financial condition.

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

In the third quarter of fiscal 1998, the Credit Agreement was amended to, among other things, permit and acknowledge the Company's acquisition of nine Levi's(R) Outlet and 16 Dockers(R) Outlet stores from LOS and to permit and acknowledge the transactions associated with the dissolution and winding up of the OLS Partnership. These amendments included an increase in the minimum tangible net worth that the Company must have, which was adjusted to recognize the value of the assets distributed to the Company by the OLS Partnership. Prior to these amendments, the tangible net worth of the OLS Partnership was excluded from the calculation of the Company's tangible net worth for purposes of these financial covenants. Subject to certain limitations and conditions, the Credit Agreement permits the Company, without the prior permission of the lenders, to consummate certain acquisitions and to repurchase shares of the Company's Common Stock. These amendments, among other things, reduced the amount that the Company may expend for such purposes without obtaining the prior permission of its lenders.

On October 14, 1999 the Company was notified that, by virtue of the recent change in the members of the Company's Board of Directors, a "Change in Control" occurred within the meaning of the Credit Agreement, giving rise to an event of default. On October 28, 1999, the lenders, BankBoston Retail Finance Inc. and the Company entered into an amendment to the Credit Agreement. This amendment waives the event of default arising because of the Change in Control, modifies the definition of "Change in Control," and includes new events of default for material adverse changes in the Company's financial condition or its business relationship with Levi Strauss & Co. compared to the Company's financial condition and its relationship with Levi Strauss & Co., respectively, as of October 8, 1999.

At October 30, 1999 the Company had borrowings of approximately $16.1 million outstanding under this facility and had four outstanding standby letters of credit totaling approximately $3.9 million. Average borrowings outstanding under this credit facility for the first nine months of fiscal 1999 were approximately $16.7 million. The Company was in compliance with all debt covenants under the Credit Agreement at the end of the third quarter.

6.       Net Income (Loss) Per Share

Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires the computation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are determined by giving effect to the exercise of stock options using the treasury stock method. The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share.


                                              For the               For the
                                          three months ended  nine months ended
(In thousands)                            10/30/99 10/31/98   10/30/99 10/31/98

  Basic weighted average common
   shares outstanding                      16,018    15,867     15,997   15,789
  Stock options, excluding anti-dilutive
   options of 115 shares and 66 shares
   for the three and nine months ended
   October 31, 1998, respectively.             82      --          117      --
------------------------------------------------------------------------------
Diluted weighted average shares
   Outstanding                             16,100    15,867     16,114   15,789
                                           ======    ======     ======   ======

Options to purchase shares of the Company's Common Stock of 1,835,575 and 1,734,450 for the three and nine months ended October 30, 1999, respectively, were excluded from the computation of diluted EPS because the exercise price of the options was greater than the average market price per share of Common Stock for the periods reported. For the three and nine months ended October 31, 1998, 2,012,000 and 1,892,000 options were excluded from the computation of diluted earnings per share, respectively.

7.       Segment Disclosures

Through the end of the third quarter of fiscal 1999, the Company operated its business under two reportable store segments: (i) Outlet Store Group and (ii) Specialty Store Group. On November 24, 1999, the Company announced that its Board of Directors had reached a preliminary decision to seek to sell or close its five Buffalo Jeans Factory Stores and its five remaining Designs stores by the end of fiscal 1999. As a result of this decision, the Company expects to operate only one reportable store segment beginning in fiscal 2000, the Outlet Store Group. The Company has included the operations of these ten stores in a segment for "Closed Stores and Other", which includes the operations of all closed stores and stores that are expected to close in fiscal 1999.

Outlet Store Group: At October 30, 1999, this store group included the Company's 58 Levi's(R)/Dockers(R) Outlets by Designs stores, 20 Levi's(R) Outlet by Designs stores, and 17 Dockers(R) Outlet by Designs stores. These outlet stores all operate in outlet parks located throughout the eastern United States and primarily sell close out and end-of-season merchandise from Levi Strauss & Co. and its licensees.

Closed Stores and Other: This group includes the Designs, Boston Trading Co.(R)/BTC(TM) and Boston Traders(R) Outlet stores that were closed as part of prior store closing programs and the 11 Original Levi's Stores(TM) that were distributed to LDJV Inc or closed as part of the dissolution of the OLS Partnership. Also included in this segment are the two BTC(TM) stores that were closed in the third quarter of fiscal 1999 and the five remaining Designs stores and five Buffalo Jeans Factory Stores that are expected to close or be sold by the end of fiscal 1999.

The Company evaluates individual store profitability in terms of a store's "Contribution to Profit" which is defined by the Company as gross margin less occupancy costs and all store specific expenses such as payroll, advertising, insurance and depreciation. The Company may transfer end-of-season merchandise from its Specialty Stores to its Outlet Stores. These transfers represent less than five percent of the Outlet Stores' total receipts. The Company transfers merchandise at the receiving store's retail price with any associated markdowns being recorded by the sending store.

Below is a summary of the results of operations for each of the reportable segments for the three and nine months ended October 30, 1999 and October 31, 1998:

For the three months ended October 30, 1999

(in thousands)                               Outlet   Closed and Other   Total
------------------------------------------------------------------------------
Sales                                          $53,580     $3,123      $56,703
Merchandise margin                              23,972        804       24,776
Occupancy costs                                  5,639        694        6,333
Gross margin                                    18,333        110       18,443
Contribution to profit                          10,246       (708)       9,538


For the three months ended October 31, 1998

(in thousands)                               Outlet   Closed and Other   Total
------------------------------------------------------------------------------
Sales                                         $43,893      $14,821     $58,714
Merchandise margin                             17,430        4,922      22,352
Occupancy costs                                 5,288        3,597       8,885
Gross margin                                   12,142        1,325      13,467
Contribution to profit                          5,315      (16,474)    (11,159)


For the nine months ended October 30, 1999

(in thousands)                                Outlet  Closed and Other   Total
------------------------------------------------------------------------------
Sales                                        $130,287       $9,158    $139,445
Merchandise margin                             56,268        2,614      58,882
Occupancy costs                                16,192        2,642      18,834
Gross margin                                   40,076          (28)     40,048
Contribution to profit                         17,699       (2,852)     14,847

Segment Assets:
Inventory                                      60,555        3,067      63,622
Fixed assets, net                              11,573        6,115(1)   17,688


For the nine months ended October 31, 1998


(in thousands)                               Outlet   Closed and Other    Total
-------------------------------------------------------------------------------
Sales                                        $106,706      $42,487   $ 149,193
Merchandise margin                             43,652       15,290      58,942
Occupancy costs                                13,634       13,128      26,762
Gross margin                                   30,018        2,162      32,180
Contribution to profit                         12,242      (25,106)    (12,864)


Segment Assets:
Inventory                                      48,658       10,280      58,938
Fixed assets, net                              10,009        9,888(1)   19,897


(1) Fixed assets for the Closed Stores and Other includes fixed assets for the corporate office which were $5.1 million and $7.4 million as of October 30,1999 and October 31, 1998, respectively.

Reconciliation of Contribution to Profit to Operating Loss

For the:                                      three months       nine months
(in thousands)                            10/30/99 10/31/98   10/30/99 10/31/98
Contribution to Profit:
Outlet store segment                      $10,246   $5,315    $17,699  $12,242
Closed store and other                       (708) (16,474)    (2,852) (25,106)
General and Administrative Expenses        (4,551)  (4,112)   (12,522) (12,642)
-------------------------------------------------------------------------------
Total Operating Income (Loss)              $4,987 $(15,271)    $3,193 $(25,506)

8.       Establishment of Trust

In May 1999, the Company deposited $2.3 million in a trust established for the purpose of securing pre-existing obligations of the Company to Mr. Joel H. Reichman, Mr. Scott N. Semel and Mrs. Carolyn R. Faulkner under their employment agreements. These funds are being held in a trust to pay the amounts that may become due under their employment agreements following the recent change in the membership of the Company's Board of Directors and also to pay any amounts that may become due to them pursuant to their indemnification agreements and the Company's by-laws.

9.       Recently Issued Accounting Standards

The Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Accounting - Deferral of the Effective Date of SFAS No. 133 in July 1999. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; earlier adoption is allowed. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not yet determined the effect that adoption of SFAS No. 133 will have or when the provisions of the statement will be adopted. However, the Company currently expects that, due to its relatively limited use of derivative instruments, the adoption of SFAS No. 133 will not have material effect on the Company's results of operations or financial position.

Part I. Item 2.   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations


Results of Operations

Sales

Set forth below are the Company's total sales and comparable store sales for the three and nine months ended October 30, 1999 and October 31, 1998. Of the 112 stores the Company operated as of October 30, 1999, 70 were comparable stores.

                                                                   Percentage
 (In thousands, except                      Total Sales             Change at
  percentage data)                     10/30/99   10/31/98           10/30/99

For the three months ended:
 Comparable Stores                     $42,137    $42,966             (1.9%)
 New and Remodeled Stores(1)            14,305      3,900            266.8%
 Closed Stores(2)                          261     11,848            (97.8%)
-----------------------------------------------------------------------------
 Total Sales                           $56,703    $58,714            (3.4%)

For the nine months ended:
 Comparable Stores                    $103,892   $106,147            (2.1%)
 New and Remodeled Stores(1)            32,870      6,649           394.4%
 Closed Stores(2)                        2,683     36,397           (92.6%)
------------------------------------------------------------------------------
 Total Sales                          $139,445   $149,193            (6.5%)

(1) New and Remodeled Stores include stores that have been operating less than 13 months or are currently in the process of being remodeled.

(2) Closed Stores include stores closed in fiscal 1998 and 1999 and those scheduled to close in fiscal 1999 as part of the Company's store closing programs.


The $2 million decline in total sales for the three months ended October 30, 1999 as compared with the same period in the prior year is comprised of a $11.6 million decrease related to the closure of 34 stores and a $0.8 million decrease in comparable store sales. This $12.4 million decrease was substantially offset by sales from new and remodeled stores totaling $10.4 million in fiscal 1999. Similarly, the $9.8 million decrease in total sales for the nine months ended October 30, 1999 as compared with the same period in the prior year is comprised of a $33.7 million decrease related to the closure of 34 stores and a $2.3 million decrease in comparable store sales. This $36 million decrease was substantially offset by sales from new and remodeled stores totaling $26.2 million. The Company's Outlet Store segment, which represents approximately 94 percent of sales, had a comparable store sales decline of 1 percent for the three and nine month periods ended October 30, 1999 as compared to the same periods in the prior year.

Gross Margin

Set forth below are merchandise and gross margin rates and occupancy costs as a percentage of total sales for the three and nine months ended October 30, 1999 and October 31, 1998.

                                         Gross Margin                Percentage
                                            Rate                      Change at
                                     10/30/99    10/31/98             10/30/99

For the three months ended:
Merchandise Margin                     43.7%       38.1%                14.7%
Occupancy Costs                        11.2%       15.2%               (26.3)
-----------------------------------------------------------------------------
Gross Margin                           32.5%       22.9%                41.9%

For the nine months ended:
Merchandise Margin                     42.2%       39.5%                 6.8%
Occupancy Costs                        13.5%       17.9%               (26.6%)
------------------------------------------------------------------------------
Gross Margin                           28.7%       21.6%                32.9%

The 9.6 percentage point increase in gross margin for the three months ended October 30, 1999 compared to the same period in the prior year is the result of a 5.6 percentage point increase in merchandise margins and a 4.0 percentage point decrease in occupancy costs as a percentage of sales. The increase in merchandise margin is due to an increase in initial margins which was favorably impacted by an improved availability of tops as well as a result of the Company's shift to a store base comprised of mostly Levi's(R) and Dockers(R) Outlet by Designs stores, which have historically had higher margin rates as compared to the mall-based specialty stores. Similarly, the 7.1 percentage point increase in gross margin for the nine months ended October 30, 1999 as compared to the same period in the prior year is due a 4.4 percentage point decrease in occupancy costs as a percentage of sales and an increase in merchandise margins of 2.7 percentage points. The increase in merchandise margins is similarly due to improved availability of tops and the shift towards a greater proportion of Levi's(R) and Dockers(R) Outlet by Designs stores.

Selling, General and Administrative Expenses

Set forth below is certain information concerning the Company's selling, general and administrative expenses for the three and nine months ended October 30, 1999 and October 31, 1998.


(In thousands, except               October 30, 1999          October 31, 1998
  percentage data)                  $        % of sales       $      % of sales

For the three months ended         $11,868       20.9%        $ 12,699    21.6%
For the nine months ended           31,980       22.9%          36,420    24.4%

Selling, general and administrative expenses decreased by $800,000 or 6.3% for the three months ended October 30, 1999 as compared with the same period in the prior year. Store payroll expense, the largest component of selling, general and administrative expenses, was 9.2 percent of sales in the third quarter, compared with 9.4 percent of sales for the same period in the prior year. Selling, general and administrative expenses for the third quarter included approximately $1.5 million in expenses related the recent annual stockholders meeting and proxy solicitation. These expenses consisted of the Company's proxy expenses, expenses reimbursed to Jewelcor Management, Inc., costs related to the termination of the Company's Shareholder Rights Plan and other costs associated with the recent change in the membership of the Company's Board of Directors. Excluding these costs and expenses, selling, general and administrative expenses were reduced by $2.3 million as a result of the expense reduction actions taken in fiscal 1997 and 1998 as well as ongoing expense reduction programs implemented by the Company. The $4.4 million or 12.2% decrease in selling, general and administrative expenses for the nine months ended October 30, 1999 is similarly due to the expense reduction actions taken by the Company and similarly impacted by the proxy solicitation and other costs related to the recent change in the membership of the Companys' Board of Directors.

Depreciation and Amortization

Set forth below are depreciation and amortization expenses for the Company for the three and nine months ended October 30, 1999 and October 31, 1998.

                                                                 Percentage
(In thousands, except               October 30,   October 31,       Change at
  percentage data)                     1999          1998      October 30, 1999

 For the three months ended          $1,588         $2,632         (39.7%)
 For the nine months ended            4,875          7,859         (38.0%)

The decrease in depreciation and amortization expenses for the three and nine months ended October 30, 1999 as compared to the same periods in the prior year is principally due to the write off of fixed assets in fiscal 1998 as part of the Company's store closing program, offset slightly by increases in depreciation related to new and remodeled stores.

Interest Expense, Net

Interest expense was $390,000 and $132,000 for the three months ended October 30, 1999 and October 31, 1998, respectively. For the nine months ended October 30, 1999 and October 31, 1998 interest expense was $868,000 and $399,000, respectively. These increases in interest expense for the three and nine months ended October 30, 1999 as compared to the prior year are attributable to higher average borrowing levels under the Company's revolving credit facility.

Net Profit/Loss

Set forth below are is the net earnings (losses) for the Company for the three and nine months ended October 30, 1999 and October 31, 1998.

 (In thousands, except            October 30, 1999            October 31, 1998
  per share data)                 $      per share             $     per share
-------------------------------------------------------------------------------

Three months ended               $ 2,692   $ 0.17             $( 8,746) ($0.55)
Nine months ended                  1,294     0.08              (14,892)  (0.94)

Segment Information

Through the end of the third quarter of fiscal 1999, the Company operated its business under two reportable store segments (i) Outlet Store Group and (ii) Specialty Store Group. On November 24, 1999, the Company announced that its Board of Directors had reached a preliminary decision to seek to sell or close its five Buffalo Jeans Factory Stores and its five remaining Designs stores by the end of fiscal 1999. As a result of this decision, the Company expects to operate only one reportable store segment beginning in fiscal 2000, the Outlet Store Group. The Company has included the operations of these ten stores in a segment for "Closed Stores and Other", which includes the operations of all closed stores and stores that are expected to close in fiscal 1999.

Outlet Store Group: At October 30, 1999, this store group included the Company's 58 Levi's(R)/Dockers(R) Outlets by Designs stores, 20 Levi's(R) Outlet by Designs stores, and 17 Dockers(R) Outlet by Designs stores. These outlet stores all operate in outlet parks located throughout the eastern United States and primarily sell close out and end-of-season merchandise from Levi Strauss & Co. and its licensees.

Closed Stores and Other: This group includes the Designs, Boston Trading Co.(R)/BTC(TM) and Boston Traders(R) Outlet stores that were closed as part of prior store closing programs and the 11 Original Levi's Stores(TM) that were distributed to LDJV Inc or closed as part of the dissolution of the OLS Partnership. Also included in this segment are the two BTC(TM) stores that were closed in the third quarter of fiscal 1999 and the five remaining Designs stores and five Buffalo Jeans Factory Stores that are expected to close or be sold by the end of fiscal 1999.

The Company evaluates individual store profitability in terms of a store's "Contribution to Profit" which is defined by the Company as gross margin less occupancy costs and all store specific expenses such as payroll, advertising, insurance and depreciation. The Company may transfer end-of-season merchandise from its Specialty Stores to its Outlet Stores. These transfers represent less than five percent of the Outlet Stores' total receipts. The Company transfers merchandise at the receiving store's retail price with any associated markdowns being recorded by the sending store.

Below is a summary of the results of operations for each of the reportable segments for the three and nine months ended October 30, 1999 and October 31, 1998:

For the three months ended October 30, 1999

(in thousands)                               Outlet   Closed and Other   Total
------------------------------------------------------------------------------
Sales                                          $53,580     $3,123      $56,703
Merchandise margin                              23,972        804       24,776
Occupancy costs                                  5,639        694        6,333
Gross margin                                    18,333        110       18,443
Contribution to profit                          10,246       (708)       9,538


For the three months ended October 31, 1998

(in thousands)                               Outlet   Closed and Other   Total
------------------------------------------------------------------------------
Sales                                         $43,893      $14,821     $58,714
Merchandise margin                             17,430        4,922      22,352
Occupancy costs                                 5,288        3,597       8,885
Gross margin                                   12,142        1,325      13,467
Contribution to profit                          5,315      (16,474)    (11,159)


For the nine months ended October 30, 1999

(in thousands)                                Outlet  Closed and Other   Total
------------------------------------------------------------------------------
Sales                                        $130,287       $9,158    $139,445
Merchandise margin                             56,268        2,614      58,882
Occupancy costs                                16,192        2,642      18,834
Gross margin                                   40,076          (28)     40,048
Contribution to profit                         17,699       (2,852)     14,847

Segment Assets:
Inventory                                      60,555        3,067      63,622
Fixed assets, net                              11,573        6,115(1)   17,688


For the nine months ended October 31, 1998

(in thousands)                               Outlet   Closed and Other    Total
-------------------------------------------------------------------------------
Sales                                        $106,706      $42,487   $ 149,193
Merchandise margin                             43,652       15,290      58,942
Occupancy costs                                13,634       13,128      26,762
Gross margin                                   30,018        2,162      32,180
Contribution to profit                         12,242      (25,106)    (12,864)


Segment Assets:
Inventory                                      48,658       10,280      58,938
Fixed assets, net                              10,009        9,888(1)   19,897


(1) Fixed assets for the Closed Stores and Other includes fixed assets for the corporate office which were $5.1 million and $7.4 million as of October 30,1999 and October 31, 1998, respectively.

Reconciliation of Contribution to Profit to Operating Loss

For the:                                      three months       nine months
(in thousands)                            10/30/99 10/31/98   10/30/99 10/31/98
Contribution to Profit:
Outlet store segment                      $10,246   $5,315    $17,699  $12,242
Closed store and other                       (708) (16,474)    (2,852) (25,106)
General and Administrative Expenses        (4,551)  (4,112)   (12,522) (12,642)
-------------------------------------------------------------------------------
Total Operating Income (Loss)              $4,987 $(15,271)    $3,193 $(25,506)



STORE CLOSING PROGRAMS

During the third quarter of fiscal 1998, the Company announced its plans to close 22 unprofitable Designs and Boston Trading Co.(R)/BTC(TM) stores through lease terminations and expirations. This store closing strategy resulted in the Company recording a pre-tax charge of $13.4 million, or $0.47 per share after tax, related to the closing of these Designs stores and Boston Trading Co.(R)/BTC(TM) stores and the eight Original Levi's Stores(TM) closed by the joint venture. The total revised estimated cost to close these stores is $10.5 million, which is $2.9 million less than the original charge, primarily due to favorable landlord negotiations on lease termination payments. As a result, the Company recognized pre-tax income of $2.9 million in the fourth quarter of fiscal 1998. Total estimated cash costs are expected to be $4.2 million related to lease terminations, employee severance and other related expenses. The remainder of the $10.5 million charge consists of non-cash costs of approximately $6.3 million in store fixed asset write-offs. All of these stores were closed by the end of fiscal 1998. At October 30, 1999, the remaining reserve balance related to these store closings is $169,000 which primarily relates to landlord settlements that the Company anticipates will be paid in fiscal 1999.

During the fourth quarter of fiscal 1998, the Company recorded additional store closing and severance reserves of $5.2 million, or $0.20 per share, related to the decision to close three BTC(TM) stores, one Designs mall store, and four Boston Traders(R) Outlet stores and to further reduce corporate headcount. This pre-tax charge included cash costs of approximately $2.9 million related to lease terminations and corporate severance, and $2.3 million of non-cash costs related to store fixed asset write-offs and markdowns. At October 30, 1999, the remaining reserve balance related to these store closings is $1.9 million, which primarily relates to landlord settlements and reserves for the write-off of fixed assets.

The combined earnings and cash flow benefits of the third and fourth quarter fiscal 1998 charges are expected, barring unforeseen circumstances, to be approximately $8.5 million and $13.5 million, respectively, for both fiscal 1999 and 2000.

Seasonality

The Company's business historically has been seasonal, reflecting increased consumer buying in the "Fall" and "Holiday" seasons. Historically, the second half of each fiscal year provides a greater portion of the Company's annual sales and operating income. In recent years, the Company's focus has shifted towards its outlet store business. The percentage of the Company's outlet business has increased and is anticipated to continue to increase because of the shift in the Company's store mix towards one consisting exclusively of outlet stores.

Liquidity and Capital Resources

The Company's primary cash needs have been for operating expenses, including cash outlays associated with inventory purchases, capital expenditures for new and remodeled stores, and the purchase of 25 outlet stores from Levi's Only Stores, Inc. in fiscal 1998. During fiscal 1999, the Company expects to incur capital expenditures, net of landlord construction allowances, related to building new outlet stores, outlet store remodels and relocations, and system enhancements of $2.6 million. The Company expects that cash flow from operations, short-term revolving borrowings and trade credit will enable it to finance its current working capital, store remodeling and opening requirements.

Working Capital and Cash Flows

To date, the Company has financed its working capital requirements, store opening and store closing programs and remodeling programs with cash flow from operations, income tax refunds, tax loss carryforwards, and borrowings under the Company's credit facility. Cash provided by operations for the first nine months of fiscal 1999 was $2.5 million as compared to $8.5 million for the same period in the prior year. This $6.0 million change is primarily the result of a federal income tax refund of $12.9 million received in the first quarter of fiscal 1998.

There was no unrestricted cash and investments at October 30, 1999 as compared to $1.5 million at October 31, 1998. At October 30, 1999, the Company had borrowings of $16.1 million outstanding under its revolving credit facility as compared to $10.3 million at October 31, 1998. The increase in the Company's net borrowing position at October 30, 1999 as compared to October 31, 1998 is primarily due to the $12.9 million federal income tax refund received in the first quarter of fiscal 1998. The Company expects that average borrowings for fiscal 1999 will be higher than those in fiscal 1998 as a result of borrowings in the third quarter of fiscal 1998 to fund the acquisition of the 25 outlet stores, increases in fiscal 1999 inventory purchases and the cost of lease terminations associated with the closing of unprofitable stores.

In May 1999, the Company deposited $2.3 million in a trust established for the purpose of securing pre-existing obligations of the Company to Mr. Joel H. Reichman, Mr. Scott N. Semel and Mrs. Carolyn R. Faulkner under their employment agreements. These funds are being held in a trust to pay the amounts that may become due under their employment agreements following the recent change in the membership of the Company's Board of Directors and also to pay any amounts that may become due to them pursuant to their indemnification agreements and the Company's by-laws.

The Company's working capital at October 30, 1999 was approximately $26.2 million, compared to $37.4 million at October 31, 1998. This decrease in working capital was primarily attributable to costs incurred as part of the Company's store closing program in fiscal 1998 and fiscal 1999. At October 30, 1999, total inventory equaled $63.6 million, compared to $58.9 million at October 31, 1998. The increase of 8 percent in the Company's inventory level was primarily due to the addition of outlet stores to the Company's store base offset by store closings in fiscal 1998 and 1999.

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

At October 30, 1999, the accounts payable balance was $10.6 million as compared with a balance of $11.6 million at October 31, 1998. This 8.6 percent decrease was primarily related to the timing of payments to vendors. The Company's trade payables to Levi Strauss & Co., its principal vendor, generally are due 30 days after the date of invoice. The Company expects, barring unforeseen circumstances, that any purchases of branded merchandise from vendors other than Levi Strauss & Co. and its licensees will be limited and will be in accordance with customary industry credit terms.

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

On October 14, 1999 the Company was notified that, by virtue of the recent change in the members of the Company's Board of Directors, a "Change in Control" occurred within the meaning of the Credit Agreement, giving rise to an event of default. On October 28, 1999, the lenders, BankBoston Retail Finance Inc. and the Company entered into an amendment to the Credit Agreement. This amendment waives the event of default arising because of the Change in Control, modifies the definition of "Change in Control," and includes new events of default for material adverse changes in the Company's financial condition or its business relationship with Levi Strauss & Co. compared to the Company's financial condition and its relationship with Levi Strauss & Co., respectively, as of October 8, 1999.

At October 30, 1999, the Company had borrowings of $16.1 million outstanding under this facility and had four outstanding standby letters of credit totaling approximately $3.9 million. Average borrowings under this credit facility for the first nine months of fiscal 1999 were approximately $16.7 million. The Company was in compliance with all debt covenants at the end of the third quarter.

In 1995 the Company acquired certain assets of Boston Trading Ltd., Inc. ("Boston Trading") in accordance with the terms of an Asset Purchase Agreement dated April 21, 1995. The Company paid $5.4 million in cash, financed by operations, and delivered a non-negotiable promissory note in the original principal amount of $1 million (the "Purchase Note"). The principal amount of the Purchase Note was payable in two equal installments through May 1997. In fiscal 1996, the Company asserted certain indemnification rights under the Asset Purchase Agreement. In accordance with the Asset Purchase Agreement, the Company, when exercising its indemnification rights, has the right, among other courses of action, to offset against the payment of principal and interest due and payable under the Purchase Note the value of its indemnification claim. Accordingly, based on these indemnification rights, the Company ultimately did not make either of the $500,000 payments of principal on the Purchase Note that were due on May 2, 1996 and May 2, 1997. Nevertheless, the Company continued to pay interest on the original principal amount of the Purchase Note through May 2, 1996 and continued to pay interest thereafter through November 2, 1997 on $500,000 of principal. The portion of the principal amount of the Purchase Note ultimately to be paid by the Company depends upon the result of this litigation. Barring unforeseen circumstances, management of the Company does not believe that the result of this litigation will have a material adverse impact on the Company's business or financial condition.

YEAR 2000 REMEDIATION PROGRAM

I. State of Readiness: Most of the Company's computer and process control systems were designed to use only two digits to represent years. As a result, prior to the implementation of the Company's Year 2000 remediation program, they may not have recognized "00" as representing the year 2000, but rather the year 1900 which could have resulted in errors or system failures. The Company has completed the conversion of all of its business critical technology and information systems to Year 2000 compliant systems.

         The Company's primary data processing systems for financial reporting, and merchandise management were upgraded with new releases of year
         2000 compliant software and have been operating under fiscal 2000 since January 31, 1999. ADP updated the payroll system to a Year 2000 compliant version in May 1999. A conversion of our electronic point of sales system was completed in June 1999. Non-compliant personal computers and network software were converted by the end of November 1999.

         Management reviewed all business critical embedded systems that may be impacted by the year 2000 issue and they have been found to be Year 2000 compliant were upgraded or replaced with Year 2000 compliant components and equipment. In the third quarter of fiscal 1999 the Company was informed by Levi Strauss & Co., the supplier of more than 90 percent of the merchandise sold by the Company, that Levi Strauss
         & Co. had successfully upgraded and converted its information technology systems to Year 2000 compliant systems. The Company orders a substantial portion of the merchandise purchased from Levi Strauss
         & Co. through an electronic data interchange system ("EDI"). The Company and Levi Strauss & Co. have both been using Year 2000 compliant EDI systems since July 1999.

II. Cost to Address Year 2000 Issues: The Company has spent an amount not exceeding $600,000 in conversion and upgrade costs, which has been expensed in the Company's financial statements as incurred. The Company spent $300,000 in fiscal year 1998 and expects to expense not more than $300,000 in fiscal 1999. Cash flow from operations, and short-term revolving borrowings have enabled the Company to fund its Year 2000 remediation program.

III. Risks related to the Company's Year 2000 Issues: The Company's ability to operate would be impacted by the lack of electronic transmission of data from Levi Strauss & Co. and would result in the implementation of manual processes to account for receipt of merchandise. The implementation of manual processes would result in a slow down of product shipments to the Company, which could have an adverse impact on sales. In a worst case scenario, telecommunications or electical power interruptions on a regional or national scale would adversely affect all merchants' ability to operate.

IV. Company's Contingency Plan: In the unlikely event of an interruption of shipments from Levi Strauss & Co., the Company's contingency plan involved increased purchases in advance of the beginning of December 31, 1999 to ensure adequate supplies of merchandise would be available. Management currently believes that the Company now has an adequate supply of merchandise in inventory to mitigate the impact of any such interruption through the first quarter of fiscal 2000.

Capital Expenditures

Total cash outlays for capital expenditures for the first nine months of fiscal 1999 were approximately $4.5 million, which excludes landlord construction allowances of approximately $1.6 million. These cash outlays were primarily for new and remodeled stores with the balance expended primarily for information systems enhancements. Total cash outlays for capital expenditures for the first nine months of fiscal 1998 were $391,000, which represents the cost of store and corporate capital expenditures. During the first nine months of fiscal 1999, the Company opened one new Dockers(R) Outlet by Designs store, eight new Levi's(R)/Dockers(R) Outlet by Designs stores (five of which replace older locations), and completed the remodeling of five of its older Levi's(R) Outlet by Designs stores to the new combined Levi's(R)/Dockers(R) Outlet by Designs store format.

The Company's plans for the fourth quarter of fiscal 1999, barring unforeseen circumstances, include the opening of two new Levi's(R)/Dockers(R) Outlet by Designs stores (one of which replaces an older location), opening one new Dockers(R) Outlet by Designs store, and remodeling one older Levi's(R) Outlet location to the new combined Levi's(R)/Dockers(R) Outlet by Designs store format. As previously announced, Levi Strauss & Co. has given the Company tentative approval to open two Levi's(R)/Dockers(R) Outlet by Designs stores in Puerto Rico in fiscal 2000, and the Company continues to negotiate with outlet landlords and developers for suitable real estate lease terms.

On October 31, 1998 the Company and Levi Strauss & Co. amended the trademark license agreement (as amended, the "Outlet License Agreement") that authorizes the Company to use certain Levi Strauss & Co. trademarks in connection with the operation of the Company's Levi's(R) Outlet by Designs and Dockers(R) Outlet by Designs stores in more than 25 states in the eastern portion of the United States. Subject to certain default provisions, the term of the Outlet License Agreement was extended to September 30, 2004, and the license for any particular store is the period co-terminous with the lease term for such store (including extension options). Beginning with the amendment to the Outlet License Agreement effective on October 31, 1998, the Outlet License Agreement provides that the Company has the opportunity to extend the term of the license associated with one or more of the Company's older Levi's(R) Outlet by Designs stores by either renovating the store or replacing the store with a new store with an updated format and fixturing. In order to extend the license associated with each of the Company's 59 older outlet stores, the Company must, subject to certain grace periods, complete these renovations or the construction of replacement stores by December 31, 2004. At October 30, 1999, the average remaining lease term (including extension options) of the Company's Levi's(R) Outlet by Designs and Dockers(R) Outlet by Designs stores was approximately 9.6 years.

The Company, with the approval of Levi Strauss & Co., initiated a program to remodel or replace its 59 oldest Levi's(R) Outlet by Designs stores beginning in fiscal 1999. The Company intends, barring unforeseen circumstances, to continue to move, remodel or replace these the remaining portion of these stores over the next four years. To date, the Company had closed two of its older 59 Levi's(R) Outlet stores, remodeled six of these stores and opened six new Levi's(R)/Dockers(R) Outlet by Designs stores as replacements for these stores.

Recent Developments

On September 3, 1999 Jewelcor Management, Inc., a Nevada corporation ("Jewelcor"), filed with the Securities and Exchange Commission a definitive proxy statement relating to a solicitation by Jewelcor of proxies in connection with the annual meeting of stockholders of the Company. Jewelcor successfully solicited proxies to elect a new slate of directors, in opposition to the members of the Company's then Board of Directors, and to adopt a shareholder proposal recommending termination of the Company's Shareholder Rights Agreement. The results of the vote of the stockholders of the Company at the annual meeting of stockholders held on October 4, 1999 were certified by an independent inspector of elections on October 8, 1999.

On October 20, 1999 the Company announced, among other things, that Joel H. Reichman, its President and Chief Executive Officer, would be leaving the Company in 30 days. The Company also announced that, as a result, John J. Schultz, a member of the Company's Board of Directors, would be assuming the duties of President and CEO on an interim basis. The Company has agreed to compensate Mr. Schultz at the rate of $2,000 per day, payable at his election in cash or in shares of Common Stock, plus reimbursement of reasonable out-of-pocket expenses, for his service as the Company's interim President and CEO. Mr. Schultz' compensation also includes the grant of stock options exercisable for up to 15,000 shares of Common Stock for each year in which Mr. Schultz serves as President and CEO. The per share exercise price of these options will be the closing price of shares of Common Stock on the date of grant.

The Company has agreed to retain Mr. Robert L. Patron, Jr., a member of the Company's Board of Directors, as a consultant to advise the Company with regard to real estate matters. The Company has agreed to compensate Mr. Patron at the rate of $2,000 per day for his services, payable at his election in cash or in shares of Common Stock, plus reimbursement of reasonable out-of-pocket expenses. Mr. Patron's compensation also includes the grant of stock options exercisable for up to 15,000 shares of Common Stock for each year in which Mr. Patron furnishes real estate consulting services to the Company. The per share exercise price of these options will be the closing price of shares of Common Stock on the date of grant.

In a letter dated October 25, 1999, Levi Strauss & Co. stated that, although it believed that the recent change in the membership of the Company's Board of Directors and senior management triggered its right to declare a breach under the Outlet License Agreement, Levi Strauss & Co. was reluctant to exercise its rights until it had an opportunity to hear about the Company's future business and strategic plans. Levi Strauss & Co. requested that the Company prepare and submit a written business and strategic plan, and thereafter meet with Levi Strauss & Co. to discuss that plan. In response, the Company informed
Levi Strauss & Co., among other things, that the Company was fully committed to the store improvement and operating initiatives begun in 1999 and that the Company had no plans to change the current Levi's(R) and Dockers(R) Outlet by Designs strategy. The Company said it would promptly submit its business and strategic plan and that it looked forward to meeting with representatives of Levi Strauss & Co. At a meeting held in San Francisco, California on December 8, 1999 John J. Schultz, the Company's President and CEO, and Daniel O. Paulus, the Company's Vice President and General Merchandise Manager, met with representatives of Levi Strauss & Co. and submitted the requested plan. A follow up meeting with senior Levi Strauss & Co. executives is scheduled to take place, barring unforeseen circumstances, in January 2000.

On October 29, 1999 the Company announced, among other things, that its Board of Directors had unanimously voted to increase the size of the Board from five to seven and that that Mr. George T. Porter, formerly President of the Levi's(R) brand at Levi Strauss & Co., San Francisco, California, and Mr. James Mitarotonda, Chief Executive Officer and founder of Barington Capital Group, an investment banking firm located in New York City, had been elected to the Board of Directors. The Company also announced that it would retain Jewelcor, a 9.9% stockholder of the Company, to act as a consultant to assist in developing and implementing a strategic plan for the Company, and for other related consulting services as may be agreed upon on terms prevailing in the market to be determined on the advice of independent consultants and reflected in a definitive agreement. The Company said that Jewelcor had agreed to accept a portion of its compensation for its consulting services in the form of options to purchase Common Stock, up to a maximum of 400,000 shares, exercisable at the closing price on October 28, 1999, as a reduction to cash compensation otherwise due. The Company also announced that Jewelcor had agreed to accept its $400,000 reimbursement for expenses incurred in connection with the recent proxy solicitation in the form of shares of Common Stock, valued at the closing price on October 28, 1999 payable after final termination of the Company's Shareholders Rights Plan. The Board of Directors voted to terminate the Shareholder Rights Plan and, after the Company redeemed the Rights under the Plan outstanding on November 10, 1999, that Plan was no longer in effect.

On October 29, 1999 the Company also announced that it had engaged the independent accounting and consulting firm of Deloitte & Touche LLP to review the Company's operations in order to seek to improve operating efficiencies and reduce overhead. After the end of the third quarter of fiscal 1999, on November 24, 1999, the Company said that based on information presented to the Company's Board of Directors, the Board is reviewing all operations and assets and may make decisions or dispositions with respect to the Company's operations and assets that could result in an additional charge for the fourth quarter of fiscal 1999. Further, the Company anticipates that additional business analyses, consulting and related expenses and other decisions potentially resulting from the ongoing review of operations will additionally impact fourth quarter results. There are no assurances that the Board of Directors will make any such determinations or asset dispositions.

On November 24, 1999, the Company announced that it had made a preliminary decision to seek to sell or close its five Buffalo Jeans Factory Stores and its five remaining Designs stores by the end of fiscal 1999. Such sales and closures are expected to result in an as yet undetermined charge to fourth quarter earnings, which charges are expected, barring unforeseen circumstances, to include, but not be limited to, asset write-downs associated with lease terminations, employee severance payments, mark-downs associated with inventory liquidations and related fees and expenses. At the end of the third quarter of fiscal 1999, the amount of this charge had not yet been determined.

The foregoing discussion certain forward-looking information. Such forward-looking information requires management to make certain estimates and assumptions regarding the Company's expected strategic direction and the related effect of such plans on the financial results of the Company. Accordingly, actual results and the Company's implementation of its plans and operations may differ materially from forward-looking statements made by the Company. The Company encourages readers of this information to refer to Exhibit 99 of the Company's Annual Report on Form 10-K, previously filed with the United States Securities and Exchange Commission on May 1, 1998, which identifies certain risks and uncertainties that may have an impact on future earnings and the direction of the Company.

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

         None.

ITEM 3.  Default Upon Senior Securities

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

On October 4, 1999, the Company held its 1999 Annual Meeting of Stockholders. At the meeting, stockholders holding 13,473,465 shares of the Company's Common Stock, $0.01 par value ("Common Stock"), were present in person or represented by proxy at the meeting. On October 8, 1999, an independent inspector of elections certified the following results of (a) the election of members of the Company's Board of Directors, and (b) a proposal recommending that the Board of Directors terminate the Company's Shareholders Rights Agreement dated as of May 1, 1995, together with any amendments thereto.


                              Election of Directors

The following named nominees received the following votes cast "For" and "Withheld" with respect to the election of directors:

                                    Number of                      Number of
Name of Nominee                     Votes For                   Votes Withheld

Jesse H. Choper                     6,962,126                       5,655
Jeremiah P. Murphy, Jr.             6,962,126                       5,655
Robert L. Patron, Jr.               6,962,126                       5,655
Joseph Pennacchio                   6,962,126                       5,655
John J. Schultz                     6,962,126                       5,655

James G. Groninger                  6,324,099                     181,585
Bernard M. Manuel                   6,324,230                     181,454
Joel H. Reichman                    6,321,999                     183,685
Melvin I. Shapiro                   6,325,899                     179,785
Peter L. Thigpen                    6,325,530                     180,154


                        Proposal Recommending Termination
                  of the Company's Shareholder Rights Agreement

The votes cast "For," "Against" and "Abstaining" from voting with respect to this proposal were as follows:

         Number of                    Number of                     Number of
         Votes For                  Votes Against              Votes Abstaining

         7,497,257                   5,848,370                      127,838

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

10.2 Senior Executive Incentive Plan for fiscal year ending January 29, 2000 (included as Exhibit 10.4 to the Company's Annual Report on
         Form 10-K dated April 30, 1999 and incorporated herein by reference).*

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

10.7 First Amendment to Loan and Security Agreement dated as of September 29, 1998 among the Company, BBRF and the Lender(s) identified therein (included as Exhibit 10.5 to the Company's Current Report on Form 8-K
         dated December 3, 1998, and incorporated herein by reference).       *

10.8 Second Amendment to Loan and Security Agreement dated as of October 31, 1998 among the Company, BBRF and the Lender(s) identified therein (included as Exhibit 10.6 to the Company's Current Report on Form 8-K
         dated December 3, 1998, and incorporated herein by reference).       *

10.9 Third Amendment to Loan and Security Agreement dated as of October 28, 1999 among the Company, BBRF and the Lender(s) identified therein.

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

10.14 Sublicense Agreement between the LOS Partner and the OLS Partnership dated January 28, 1995 (included as Exhibit 10.5 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated
         herein by reference).                                               *

10.15 License Agreement between the Company and the OLS Partnership dated January 28, 1995 (included as Exhibit 10.6 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated herein by
         reference).                                                         *

10.16 Administrative Services Agreement between the Company and the OLS Partnership dated January 28, 1995 (included as Exhibit 10.7 to the Company's Current Report on Form 8-K dated April 24, 1995, and
         incorporated herein by reference).                                  *

10.17 Amendment and Distribution Agreement dated as of October 31, 1998 among the Designs Partner, the LOS Partner and the OLS Partnership (included as Exhibit 10.2 to the Company's Current Report on Form 8-K
         dated December 3, 1998, and incorporated herein by reference).      *

10.18 Guaranty by the Company in favor of LS&CO. of the indemnification obligation of the Designs Partner dated as of October 31, 1998 (included as Exhibit 10.3 to the Company's Current Report on Form 8-K
         dated December 3, 1998, and incorporated herein by reference).      *

10.19 Asset Purchase Agreement between LOS and the Company relating to the sale by the Company of stores located in Minneapolis, Minnesota dated January 28, 1995 (included as Exhibit 10.9 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated herein by
         reference).                                                         *

10.20 Asset Purchase Agreement among Boston Trading Ltd., Inc., Designs Acquisition Corp., the Company and others dated April 21, 1995 (included as 10.16 to the Company's Quarterly Report on Form 10-Q
         dated September 12, 1995, and incorporated herein by reference).    *

10.21 Non-Negotiable Promissory Note between the Company and Atlantic Harbor, Inc., formerly known as Boston Trading Ltd., Inc., dated May 2, 1995 (included as 10.17 to the Company's Quarterly Report on Form 10-Q
         dated September 12, 1995, and incorporated herein by reference).    *

10.22 Asset Purchase Agreement dated as of September 30, 1998 between the Company and LOS relating to the purchase by the Company of 16 Dockers(R) Outlet and nine Levi's(R) Outlet stores (included as
         Exhibit 10.1 to the Company's Current Report on Form 8-K dated
         December 3, 1998, and incorporated herein by reference).            *

10.23 Employment Agreement dated as of October 16, 1995 between the Company and Joel H. Reichman (included as Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 6, 1995, and incorporated
         herein by reference).                                               *

10.24 Employment Agreement dated as of October 16, 1995 between the Company and Scott N. Semel (included as Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 6, 1995, and incorporated herein by
         reference).                                                         *

10.25 Employment Agreement dated as of May 9, 1997 between the Company and Carolyn R. Faulkner (included as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q dated June 17, 1997, and incorporated
         herein by reference).                                               *

10.26 Indemnification Agreement between the Company and James G. Groninger, dated December 10, 1998 (included as Exhibit 10.30 to the Company's Annual Report on Form 10-K dated April 30, 1999, and incorporated
         herein by reference).                                               *

10.27 Indemnification Agreement between the Company and Bernard M. Manuel, dated December 10, 1998 (included as Exhibit 10.31 to the Company's Annual Report on Form 10-K dated April 30, 1999, and incorporated
         herein by reference).                                               *

10.28 Indemnification Agreement between the Company and Peter L. Thigpen, dated December 10, 1998 (included as Exhibit 10.32 to the Company's Annual Report on Form 10-K dated April 30, 1999, and incorporated
         herein by reference).                                               *

10.29 Indemnification Agreement between the Company and Melvin I. Shapiro, dated December 10, 1998 (included as Exhibit 10.33 to the Company's Annual Report on Form 10-K dated April 30, 1999, and incorporated
         herein by reference).                                               *

10.30 Indemnification Agreement between the Company and Joel H. Reichman, dated December 10, 1998 (included as Exhibit 10.34 to the Company's Annual Report on Form 10-K dated April 30, 1999, and incorporated
         herein by reference).                                               *

10.31 Indemnification Agreement between the Company and Scott N. Semel, dated December 10, 1998 (included as Exhibit 10.35 to the Company's Annual Report on Form 10-K dated April 30, 1999, and incorporated
         herein by reference).                                               *

10.32 Indemnification Agreement between the Company and Carolyn R. Faulkner, dated December 10, 1998 (included as Exhibit 10.36 to the Company's Annual Report on Form 10-K dated April 30, 1999, and incorporated
         herein by reference).                                               *

10.33 Trust Agreement between the Company and State Street Bank and Trust Company, dated as of May 12, 1999. (included as Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q dated September 14, 1999,
         and incorporated herein by reference).                              *

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



                                      DESIGNS, INC.



December 14, 1999                     By: /s/ Carolyn R. Faulkner
                                          -------------------------------------
                                          Carolyn R. Faulkner, Vice President,
                                          Chief Financial Officer and Treasurer