Form 10-K405
period 2000-01-29
DESIGNS INC
filed 2000-04-28
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2000 (Fiscal 2000)
                                                  Commission File Number 0-15898

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

                                -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the last sales price of such stock on April 18, 2000 was approximately $14.7 million.

The registrant had 16,441,251 shares of Common Stock, $0.01 par value, outstanding as of April 18, 2000.


                                    continued

                       DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K Requirement                   Incorporated Document
---------------------                   ---------------------

Part III

Item 10     Directors and Executive     All information under the caption
            Officers                    "Nominees for Director and Executive
                                        Officers" in the Company's definitive
                                        Proxy Statement which is expected to be
                                        filed within 120 days of the end of the
                                        fiscal year ended January 29, 2000.

Item 11     Executive Compensation      All information under the caption
                                        "Executive Compensation" in the
                                        Company's definitive Proxy Statement
                                        which is expected to be filed within 120 days of the end of the fiscal year ended
                                        January 29, 2000.

Item 12     Security Ownership of       All information under the caption
            Certain Beneficial Owners   "Security Ownership of Certain
                                        Beneficial Owners and Management" in the Company's definitive Proxy Statement which is expected to be filed within 120 days of the end of the fiscal year ended
                                        January 29, 2000.

Item 13     Certain Relationships and   All information under the caption
            Related Transactions        "Certain Relationships and Related
                                        Transactions" in the Company's
                                        definitive Proxy Statement which is
                                        expected to be filed within 120 days of
                                        the end of the fiscal year ended January
                                        29, 2000.

                                  DESIGNS, INC.

                     --------------------------------------

                       Index to Annual Report on Form 10-K
                           Year Ended January 29, 2000

PART I                                                                      Page
Item 1.     Business........................................................   4

Item 2.     Properties......................................................   9

Item 3.     Legal Proceedings...............................................   9

Item 4.     Submission of Matters to a Vote of Security Holders.............   9

PART II
Item 5.     Market for Registrant's Common Equity and Related
            Shareholder Matters.............................................  10

Item 6.     Selected Financial Data.........................................  11

Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations...................  12

Item 8.     Financial Statements and Supplementary Data.....................  22

Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure..........................  47

PART III
Item 10.    Directors and Executive Officers of the Registrant..............  47

Item 11.    Executive Compensation..........................................  47

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management..................................................  47

Item 13.    Certain Relationships and Related Transactions..................  47

            The information called for by Items 10, 11, 12 and 13, to the extent not included in this document, is incorporated herein by reference to the Company's definitive proxy statement which is expected to be filed within 120 days after the Company's fiscal year ending January 29, 2000.

PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K........................................................  48

                                     PART I.

Item 1. Business

Summary

Designs, Inc. (the "Company") is an Outlet retailer based in the United States selling quality branded apparel and accessories. The Company markets a broad selection of Levi Strauss & Co. brand merchandise through outlet stores under the names "Levi's(R)/Dockers(R) Outlet By Designs," "Levi's(R) Outlet By Designs" and "Dockers(R) Outlet by Designs." The Company uses certain Levi Strauss & Co. trademarks pursuant to a trademark license agreement with Levi Strauss & Co.

In fiscal year 2000, the Company continued to re-align its store portfolio and overhead structure to narrow its business to one focused solely on the profitable Outlet segment including the Levi's(R) and Dockers(R) Outlet stores. As part of this re-alignment to an outlet based business, the Company closed its five remaining Boston Trading Co. (TM)/BTC(TM) mall stores and its five Buffalo(R) Jeans Factory stores during the fourth quarter of fiscal 2000.

These strategic actions return Designs, Inc. to its core competency as a single branded outlet operator, with all of its 103 stores devoted exclusively to selling Levi Strauss & Co. brands of apparel and accessories.

As used throughout this report on Form 10-K, the terms fiscal 2000, 1999 and 1998 refer to the Company's twelve month periods ending January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

Store Formats

The Company's Levi's(R) Outlet by Designs and Dockers(R) Outlet by Designs stores are located in outlet centers and are located primarily in the eastern part of the United States. These stores sell manufacturing overruns, merchandise specifically manufactured for the outlet stores, discontinued lines and irregulars purchased directly from Levi Strauss & Co. and its licensees.

Many of the manufacturers' outlet centers in which these stores are located have matured, resulting in limited increases in customer traffic. The combination of this maturing of the Levi's(R) and Dockers(R) Outlet by Designs store base, increased competition, and a limited availability of Levi's(R) and Dockers(R) product resulted in less then expected comparable store performance in the past three fiscal years. The Company initiated strategies to overcome this such as closing unprofitable stores and re-negotiating existing leases.

Management believes that the Company competes with other apparel retailers by offering superior selection, quality merchandise, knowledgeable in-store service and competitive price points. The Company stresses product training with its sales staff and, with the assistance of Levi Strauss & Co. merchandise materials, provides its sales personnel with substantial product knowledge training across all product lines.

The following table provides a summary of the number of stores in operation at year end for the past three fiscal years. Levi Strauss & Co. approves all new outlet store locations which carry Levi Strauss & Co. brands and use any trademark owned by Levi Strauss & Co.

                                                           (Fiscal 2000)     (Fiscal 1999)     (Fiscal 1998)
                                                            January 29,       January 30,       January 31,
                                                               2000              1999              1998
                                                               ----              ----              ----
Levi's(R)/Dockers(R) Outlet by Designs                          65                59                59
Levi's(R) Outlet previously operated by the Joint
    Venture (1)                                                 11                11                --
Levi's(R) Outlet stores acquired (2)                             9                 9                --
Dockers(R) Outlet stores acquired (2)                           18                16                --
Buffalo Jeans(R) Factory Outlets (3)                            --                 5
Boston Trading Co.(R)(3)                                        --                 3                11
Designs/BTC(TM)(3)                                              --                 6                22
Boston Traders(R) Outlet stores (3)                             --                 4                12
Joint Venture: (1)
   Original Levi's Stores(R)                                    --                --                11
   Levi's(R) Outlets                                            --                --                11
                                                               ---               ---               ---

Sub-total                                                      103               113               126
                                                               ===               ===               ===

(1) In Fiscal 1999, the Company and Levi Strauss & Co. agreed to dissolve and wind up the Joint Venture between subsidiaries of the two companies. As part of the dissolution process, on October 31, 1998, the Joint Venture distributed 11 Levi's(R) Outlet stores to the Company and three Original Levi's Stores(R) to Levi's Only Stores, Inc., a wholly-owned subsidiary of Levi Strauss & Co. The remaining eight Original Levi's Stores(R) were closed by the end of fiscal 1999.
(2) On September 30, 1998, the Company acquired from Levi's Only Stores, Inc. 16 Dockers(R) Outlet stores and nine Levi's(R) Outlet stores for approximately $9.7 million.
(3) In fiscal 2000, the Company closed, as part of the Company's store closing programs, its remaining Designs/BTC(TM) stores, Boston Traders(R) outlet stores, Boston Trading Co.(R) stores and its five Buffalo Jeans(R) Factory stores. In Fiscal 1999, the Company closed 37 stores as part of the Company's store closing programs. In fiscal 1998, the Company closed 16 Designs stores and 15 Boston Traders(R) outlet stores.

On January 28, 1995, Designs JV Corp., a wholly-owned subsidiary of the Company, and a subsidiary of Levi's Only Stores Inc. ("LOS"), a wholly-owned subsidiary of Levi Strauss & Co., entered into a partnership agreement (the "Partnership Agreement") to sell Levi's(R) brand jeans and jeans-related products. The joint venture that was established by the Partnership Agreement is known as The Designs/OLS Partnership (the "OLS Partnership"). In the third quarter of fiscal 1999, the Company and Levi Strauss & Co. agreed to dissolve and wind up the joint venture between subsidiaries of the two companies. As part of the dissolution process, on October 31, 1998, the OLS Partnership distributed 11 Levi's(R) Outlet stores to the Company with a net book value of approximately $6.4 million. In addition, the OLS Partnership distributed to LOS three Original Levi's Stores(R) located in New York City and Boston, Massachusetts with a net book value of $5.5 million. The remaining eight Original Levi's Stores(R) owned by the OLS Partnership were closed during the fourth quarter of fiscal 1999.

The Company's present plans for expansion in fiscal 2001 include opening 5 new Levi's(R)/Dockers(R) Outlet by Designs stores, one of which will be located in Puerto Rico, and remodeling 11 existing Levi's(R) Outlet by Designs stores. During fiscal 2000, the Company initiated a program to remodel or replace its 59 oldest Levi's(R) Outlet by Designs stores to the Company's new store format, which is a combined Dockers(R) Outlet store and Levi's(R) Outlet store that separately displays each brand in its own unique environment. Six of these 59 stores were remodeled or relocated in fiscal 2000. The Company plans, barring unforeseen circumstances, to continue to move, remodel or replace the remaining 50 stores over the next four years.

In fiscal 2001, capital expenditures related to these new and remodeled stores are expected, barring unforeseen circumstances, to total approximately $5.6 million. The Company continually evaluates the performance of all of its stores and may, from time to time, decide to close or reduce the size of certain store locations.

Customer Base

The Company believes that its customer base primarily reflects that of the Levi's(R) and Dockers(R) brand customer. These stores also continue to attract foreign travelers shopping for Levi's(R), Dockers(R) and Slates(R) brand apparel and accessories. The Company's product selection offered is designed to satisfy the casual apparel needs of customers in all age groups and income brackets.

Merchandising and Distribution

The Company offers a selection of Levi Strauss & Co. brands of merchandise including manufacturing overruns, merchandise specifically manufactured for the outlets, discontinued lines and irregulars purchased by the Company directly from Levi Strauss & Co. and its licensees. By its nature, this merchandise is subject to limited availability. The Company continues to evaluate and, within the discretion of management, act upon opportunities to purchase substantial quantities of Levi's(R), Dockers(R) and Slates(R) brand merchandise offered to the Company by Levi Strauss & Co.

All merchandising decisions, including pricing, markdowns, advertising and promotional campaigns, inventory purchases and merchandise allocations, are made centrally at the Company's headquarters with input from field operations personnel.

Trademarks

"Dockers(R),""Levi's(R)" and "Slates(R)" are registered trademarks of Levi Strauss & Co. Buffalo Jeans(R) is a registered trademark of Buffalo DeFrance.

The Company is the owner of the "Boston Traders(R)" and "Traders Collection(R)" trademarks and certain other trademarks acquired as part of the acquisition of certain assets of Boston Trading Ltd., Inc. The Company abandoned these trademarks in fiscal 2000 and, accordingly, the Company has recorded an impairment charge of $2.4 million related to the writeoff of these trademarks. See Item 3-Legal Proceedings and Management's Discussion and Analysis "Fiscal 2000 Restructuring and Non-Recurring Charges."

Store Operations

The Company currently employs one Vice President and Director of Store Operations who reports directly to the Senior Vice President of Merchandising of the Company. Two regional managers, who report to the Vice President and Director of Store Operations, are responsible for the operations and profitability of stores within specific geographic regions.

In order to provide management development and guidance to individual store managers, the Company employs approximately 15 district managers. Each district manager is responsible for hiring and developing store managers at the stores assigned to that manager's area and for the sales and overall profitability of those stores. District managers report directly to a regional manager.

Levi's(R)/Dockers(R) Outlet by Designs stores are located in manufacturers' outlet centers and average approximately 12,000 square feet in size. The average square footage of the Dockers(R) Outlets and Levi's(R) Outlet stores is approximately 5,200 square feet.

The Company's stores utilize interior design and merchandise layout plans designed by the Company's visual merchandising team, which are specifically designed to promote customer identification as a specialty store selling quality branded apparel and accessories. The merchandise layout is further customized by store management and the Company's visual merchandising department to suit each particular store location. The stores prominently display Levi's(R), Dockers(R) and Slates(R) brand logos and utilize distinctive promotional displays. The Company uses Levi Strauss & Co. logos and trademarks on store signs with the permission of Levi Strauss & Co.

Customer Service & Training

"Designs University" was established in fiscal 1996 to implement associate training and development programs throughout the organization. The Company's Operational Support and Development team is responsible for developing and teaching creative programs that will enhance associate performance.

Sales associate expectations are established at all levels of training, beginning with the Sales Associate Development Program. This program introduces the associate to the Company's operational policies, product information and customer service objectives. Through this program, associates are taught that servicing the customer is the highest priority. Management believes that sales associates are trained towards accomplishing the goal of reinforcing the customer's perception of the Company's stores as branded specialty stores and of differentiating its stores from those of the Company's competitors.

All members of store management participate in the Store Management Development Program. Associates learn how to perform critical management functions required to successfully operate a store. The Store Management Development Program focuses on fundamental operational procedures, expense control and personnel management.

Each Levi's(R) and Dockers(R) Outlet by Designs store employs approximately 20 associates. Store staffing typically includes a store manager, one or more assistant managers and shift supervisors, and a team of full-time and part-time sales associates. Store manager candidates or assistant manager candidates may also be included on the team in specific stores. The store management team is responsible for all operational matters in the store, including the hiring and training of sales associates.

Information Systems

Management Information Systems is an extremely important factor in the day-to-day operation and continued growth of the Company. Significant resources were spent last year to ensure that all systems were ready to support the Year 2000. Because of this investment, the Company entered the Year 2000 with no issues in any of our information systems. All merchandise and financial functions were completely successful. During fiscal 2000, the Company installed a new point of sale system that was designed to be Year 2000 compliant and offer new functionality. Point of sale data, in conjunction with a full complement of EDI transactions handling invoicing, advance shipment notices, and purchase orders, are the primary sources of data input for the JDA Merchandise Management package. The JDA software is designed to enhance the analytical capabilities of the Company's merchandise and financial functions and to provide an integrated business approach.

During fiscal 2000, the Company also started revamping its processing center receiving and shipping processes through the installation of radio frequency terminals and online systems. Implementations of enhancements to the Point of Sale system and processing centers expect to be continued throughout the Fiscal 2001.

Advertising

The Company relies on the visibility and recognition of the Levi's(R) and Dockers(R) brand names, as well as the natural flow of traffic that results from locating stores in areas of high retail activity including destination outlet centers and regional malls. The Company's Trademark License Agreement with Levi Strauss & Co. limits the Company's ability to advertise to billboards and specific outlet center promotions.

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

Employees

As of January 29, 2000, the Company employed approximately 2,275 associates, of whom 655 were full-time personnel. The Company hires additional temporary employees during the peak late summer and holiday seasons.

All qualified full-time employees are entitled, when eligible, to life, medical, disability and dental insurance and to participate in the Company's 401(k) retirement savings plan. Store managers, district managers, regional managers and corporate office employees are eligible to receive incentive compensation subject to the achievement of specific performance objectives related to sales, profitability and expense control. Vice Presidents, regional managers and district managers are also entitled to use an automobile provided by the Company or to receive an automobile allowance. Sales personnel are compensated on an hourly basis and, generally, receive no commissions; but from time to time are eligible to earn sales incentive payments from individual store sales contests. Regional and district managers, store managers and certain corporate office employees have been granted stock options. None of the Company's employees are represented by any collective bargaining agreement.

Item 2. Properties

As of January 29, 2000, the Company operated 103 Levi's(R) Outlet and Dockers(R) Outlet by Designs stores. All of these stores are leased by the Company directly from outlet center owners. The store leases are generally five years in length and contain renewal options extending their terms to between 10 and 15 years. Most of the Company's outlet store leases provide for annual rent based on a percentage of store sales, subject to guaranteed minimum amounts.

Sites for store expansion are selected on the basis of several factors intended to maximize the exposure of each store to the Company's target customers. These factors include the demographic profile of the area in which the site is located, the types of stores and other retailers in the area, the location of the store within the mall and the attractiveness of the store layout. The Company also utilizes financial models to project the profitability of each location using assumptions such as the center's sales per square foot averages, estimated occupancy costs and return on investment requirements. The Company believes that its selection of locations enables the Company's stores to attract customers from the general shopping traffic and to generate its own customers from surrounding areas.

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

Currently, the Company leases a warehouse facility in Orlando, Florida to process approximately a million units of merchandise. The lease expires in November 2000 and has two two-year options to extend. The Company also utilizes a third party distribution center in Mansfield, Massachusetts.

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

None.

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

Fiscal Year Ending
January 29, 2000                                        High             Low
----------------------------------------------------------------------------
First Quarter                                           2 25/32          1 27/32
Second Quarter                                          2 9/16           1 3/8
Third Quarter                                           1 13/16          1 5/32
Fourth Quarter                                          1 23/32          1 3/16


Fiscal Year Ending
January 30, 1999                                        High             Low
----------------------------------------------------------------------------
First Quarter                                           2 3/4            1 7/8
Second Quarter                                          2 1/8            1 1/8
Third Quarter                                           2 1/32           1 11/32
Fourth Quarter                                          2 13/16            5/8

As of April 18, 2000, based upon data provided by independent shareholder communication services and the transfer agent for the common stock, there were approximately 340 holders of record of common stock and 4,100 beneficial holders of common stock.

The Company has not paid and does not anticipate paying cash dividends on its Common Stock. For a description of financial covenants in the Company's loan agreement that may restrict dividend payments, see Note C of Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data

                                                                                   Fiscal Years Ended (1)

                                                       January 29,      January 30,      January 31,      February 1,   February 3,
                                                          2000             1999             1998             1997          1996
                                                      (Fiscal 2000)    (Fiscal 1999)    (Fiscal 1998)    (Fiscal 1997) (Fiscal 1996)
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
INCOME STATEMENT DATA:
Sales                                                   $ 192,192        $ 201,634        $ 265,726        $ 289,593    $ 301,074
Gross profit, net of occupancy costs                       47,440(2)        42,249(3)        38,358(4)        86,229       89,085
Pre-tax income (loss)                                     (10,278)(2)      (29,269)(3)      (46,562)(4)       10,364       16,515(5)
Net Income (loss)                                         (12,493)         (18,541)         (29,063)           6,264        9,773
Earnings (loss) per share - basic                       $   (0.78)       $   (1.17)       $   (1.86)       $    0.40    $    0.62
Earnings (loss) per share - diluted                     $   (0.78)       $   (1.17)       $   (1.86)       $    0.40    $    0.61
------------------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding
   for earnings per share - basic                          16,088           15,810           15,649           15,755       15,770

Weighted average shares outstanding
   for earnings per share - diluted                        16,088           15,810           15,649           15,833       15,898
------------------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA:
Working capital                                         $  19,624        $  24,078        $  42,104        $  72,320    $  64,557
Inventories                                                57,022           57,925           54,972           79,958       58,008
Property and equipment, net                                16,737           17,788           35,307           39,216       36,083
Total assets                                               95,077           99,317          116,399          141,760      132,649
Shareholders' equity                                       52,269           63,956           82,380          111,045      106,085

OPERATING DATA:
Net sales per square foot                               $     190        $     187        $     220        $     234    $     265
Number of stores open at fiscal year end                      103              113              125              150          157

(1) The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 31. The fiscal year ended February 3, 1996 covered 53 weeks.

(2) Pre-tax loss for fiscal 2000, includes the $15.2 million charge taken in the fourth quarter related to inventory markdowns, the abandonment of the Company's Boston Traders(R) trademark, severance, and the closure of the Company's 5 remaining Designs/BTC(TM) stores and its five Buffalo(R) Jeans Factory stores. Of the $15.2 million charge, $7.8 million, or 4.1% of sales, is reflected in gross margin. The pre-tax loss for fiscal 2000 also includes $717,000 of non-recurring income related to excess reserves from the fiscal 1999 restructuring program. The Company also incurred approximately $3 million in costs related to the Company's recent proxy solicitation and change in control. These costs are included in Selling, general and administrative expenses for fiscal 2000.

(3) Pre-tax loss for fiscal 1999 includes the $13.4 million charge taken in the third quarter related to closing 30 unprofitable stores. Also included in the pretax loss for fiscal 1999 is the $5.2 million charge related to the closing of one Designs store, three BTC(TM) stores and four Boston Traders(R) outlet stores, all eight of which were closed in fiscal 2000. Of the $5.2 million charge, $800,000, or 0.4% of sales, in reflected in gross margin. In addition, the Company recognized $2.9 million in restructuring income in the fourth quarter which was the result of favorable lease negotiations associated with the original estimated $13.4 million charge.

(4) Pre-tax loss for fiscal 1998 includes the $20 million charge taken in the second quarter related to the Company's strategy shift and the fourth quarter charge of $1.6 million for the Company's reduction in work force. Of the $20 million charge, $13.9 million or 5.2% of sales, is reflected in gross margin

(5) Includes $2.2 million of non-recurring income related to the fiscal 1994 restructuring program recognized in fiscal year 1996.

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

                                                                                       FISCAL YEARS ENDED (1)
                                                               ---------------------------------------------------------------------
                                                                  Jan. 29,      Jan. 30,      Jan. 31,      Feb. 1,       Feb. 3,
                                                                    2000          1999          1998         1997          1996
                                                               (Fiscal 2000) (Fiscal 1999) (Fiscal 1998) (Fiscal 1997) (Fiscal 1996)
-----------------------------------------------------------------------------------------------------------------------------------
Total Sales (In Thousands)                                       $ 192,192     $ 201,634     $ 265,726     $ 289,593     $ 301,074
Number of stores in operation at end of the fiscal year:

Store Type
Designs and BTC(TM)                                                     --             9            22            44            49
Levi's(R) Outlet and Dockers(R) Outlet by Designs(2)                   103            95            59            58            58
Buffalo Jeans(R) Factory Outlets                                        --             5            --            --            --
Boston Trading Co.(R)                                                   --            --            11
Boston Traders(R) outlets                                               --             4            12            27            35
Joint Venture:
  Original Levi's Stores(TM)(2)                                         --            --            11            11            11
  Levi's(R) Outlet stores (2)                                           --            --            11            10             4
                                                               ---------------------------------------------------------------------
Total stores                                                           103           113           126           150           157
Comparable stores                                                       87            80           112           142            97

Changes in total sales                                                  (5%)         (24%)          (8%)          (4%)          13%
Changes in comparable store sales                                       (1%)         (18%)         (10%)          (5%)           1%

(1) The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 31. The fiscal year ended February 3, 1996 covered 53 weeks. Comparable store sales for fiscal 1997 were based upon 52-week comparisons.

(2) During the third quarter of fiscal 1999, the Company and Levi Strauss & Co. agreed to dissolve and wind up the Joint Venture between subsidiaries of the two companies. As part of the dissolution process, on October 31, 1998, the Joint Venture distributed 11 Levi's(R) Outlet stores to the Company and three Original Levi's Stores(TM) to Levi's Only Stores, Inc., a wholly-owned subsidiary of Levi Strauss & Co. The remaining 8 Original Levi's Stores(R) owned by the Joint Venture were closed by the end of fiscal 1999. On September 30, 1998, the Company acquired from Levi's Only Stores, Inc. 16 Dockers(R) Outlet stores and 9 Levi's(R) Outlet stores.

RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Changes in Directors and Executive Officers

At the Company's Annual Meeting of Stockholders which was held on October 4, 1999, the stockholders voted to elect a new slate of directors supported by Jewelcor Management, Inc., consisting of John J. Schultz, Robert L. Patron, Jeremiah P. Murphy, Jr., Joseph Pennacchio and Jesse H. Choper. On October 29, 1999, the Board of Directors appointed George Porter, formerly President of Levi's USA, a division of Levi Strauss & Co., and James Mitarotonda, Chief Executive Officer and founder of Barington Capital Group, as Directors of the Company, thereby increasing the size of the Board of Directors to seven members.

On October 20, 1999, the Company announced that Joel H. Reichman, the Company's President and Chief Executive Officer, resigned and that John J. Schultz, a newly elected member of the Board, would assume the responsibilities of Chief Executive Officer on an interim basis. On April 10, 2000, the Company announced the appointment of David A. Levin as President and Chief Executive Officer.

On April 10, 2000, the Company announced the resignation of James Mitarotonda as a Director of the Company and the appointment of Seymour Holtzman, who was subsequently made Chairman of the Board on April 11, 2000, to fill the resulting vacancy on the Board. In addition, on April 11, 2000, the Board of Directors appointed David A. Levin and Stanley Berger, one of the original founders of the Company, as Directors of the Company, increasing the size of the Board of Directors to nine members.

Shareholders Rights Agreement

On October 29, 1999, the Board of Directors of the Company unanimously voted to implement the recommendation of the Company's shareholders to terminate the Company's Shareholders Rights Agreement dated May 1, 1995 between the Company and its transfer agent, Boston EquiServe. The costs to redeem these rights were approximately $180,000 and are included in selling, general and administrative expenses in the Consolidated Statement of Operations for fiscal 2000.

Relationship with Levi Strauss & Co.

On October 25, 1999, Levi Strauss & Co. notified the Company that it believed that the recent change in the membership of the Company's Board of Directors and senior management triggered its right to declare a breach under its trademark license agreement (as amended, the "Outlet License Agreement"). This Agreement authorizes the Company to use certain Levi Strauss & Co. trademarks in connection with the operation of the Company's Levi's(R) Outlet by Designs and Dockers(R) Outlet by Designs stores. On March 22, 2000, Levi Strauss & Co. informed the Company that it had waived any rights it may have had to terminate the Outlet License Agreement arising from any transfer of control that might be deemed to have occurred. Also on March 22, 2000, Levi Strauss & Co. amended the Outlet License Agreement for certain Change in Control provisions under Section 19 of the agreement.

Fiscal 2000 Restructuring and Impairment Charges

During the fourth quarter of fiscal 2000, the Company recorded a pre-tax charge of $15.2 million, or $0.59 per share after tax, related to inventory markdowns, the abandonment of the Company's Boston Traders(R) and related trademarks, severance, and the closure of the Company's five Buffalo Jeans(R) Factory Stores and its five remaining Designs stores. Of the $15.2 million charge, $7.8 million relating to inventory markdowns was reflected in gross margin in fiscal 2000. This pre-tax charge of $15.2 million included cash costs of approximately $3.6 million related to lease terminations and corporate and store severance, and approximately $11.6 million of non-cash costs related to inventory markdowns and the impairment of trademarks and store assets. Based on management's review of the Company's remaining Levi's(R) and Dockers(R) Outlet by Designs stores, no additional store closing reserves were needed at January 29, 2000. At January 29, 2000, the remaining reserve balance related to this $15.2 million charge was $6.7 million, which primarily related to landlord settlements, severance and markdowns. Of the $6.7 million reserved at yearend, $3.4 million, relating to markdowns, was included as a reduction of inventory on the consolidated balance sheet.

As a result of the above charges, the Company recorded a net operating loss for fiscal 2000. Because of an additional year of net operating losses, the Company recorded a further write-down of tax assets of $6.0 million or $0.37 per share after tax attributable to the potential that certain deferred federal and state tax assets may not be realizable.

The combined earnings and cash flow benefits of this charge are estimated to be $2.2 million and $1.2 million, respectively, for both fiscal 2001 and 2002.

SALES

Sales for fiscal 2000 were $192.2 million, a decrease of 5%, compared with fiscal 1999 sales of $201.6 million. Sales for fiscal 1999 decreased 24% to $201.6 million from $265.7 million in fiscal 1998. The decrease in sales in fiscal 2000 was due to a 1% decrease in comparable store sales and 23 store closings in fiscal 2000 and 37 store closings in fiscal 1999. This decrease was partially offset by sales from new stores of $32.6 million. The decrease in sales in fiscal 1999 was due to store closings and an 18% decrease in comparable store sales partially offset by sales from new stores that were opened during fiscal 1999. Comparable store sales decreases in fiscal 2000 and 1999 were due primarily to lower sales in men's Levi's(R) brand jeans and tops associated with limited availability and reduced demand for Levi's(R) brand product. These sales decreases were partially offset by increased sales of women's Levi's(R) brand jeans and men's and women's Dockers(R) brand apparel.

GROSS MARGIN

Set forth below are gross margin dollars and gross margin rates as a percentage of total sales, which includes occupancy costs, for the fiscal years 2000, 1999 and 1998.

                                               Fiscal 2000                      Fiscal 1999                 Fiscal 1998
                                                      Percentage                       Percentage                  Percentage
(in thousands)                            Dollars      of sales             Dollars     of sales        Dollars     of sales
                                          -------      --------             -------     --------        -------     --------
Merchandise margin                       $ 80,168        41.7%             $ 76,876       38.1%        $ 92,508       34.8%
Markdown reserves                          (7,847)       (4.1%)                (800)      (0.4%)        (13,900)      (5.2%)
Occupancy costs                           (24,881)      (12.9%)             (33,827)     (16.8%)        (40,250)     (15.2%)
                                         --------       -----              --------      -----         --------      -----
Gross margin                             $ 47,440        24.7%             $ 42,249       20.9%        $ 38,358       14.4%

The improved merchandise margin in fiscal 2000 as compared to fiscal 1999 is due to the shift in the Company's store portfolio away from lower margin mall-based stores towards the traditionally higher margin outlet store operations and approximately a $558,000 benefit from LIFO. Included in gross margin for fiscal 2000 is approximately $7.8 million for markdowns related to reserves established for aged and excess Outlet store inventory and liquidation markdowns associated with the ten stores closed in the fourth quarter of fiscal 2000, which were discussed above. Based on the recent changes in the Company and its shift to an exclusively outlet business, the Company changed its current markdown strategy in the fourth quarter of fiscal 2000 in an effort to improve inventory turnover and significantly reduce the amount of aged merchandise on hand. Included in gross margin for fiscal 1999 is approximately $800,000 of markdowns related to store closings in fiscal 1999, discussed below under "Fiscal 1999 Restructuring."

The improvement in merchandise margin in fiscal 1999 as compared to fiscal 1998 was due to the start of the shift away from the lower margin mall-based stores. In fiscal 1998 the Company also recorded approximately $5.6 million related to adjustments for inventory shrinkage and reserves against pending resolution of vendor discussions regarding proof of delivery of certain goods. Also included in gross margin for fiscal 1998 is approximately $13.9 for markdowns and fabric cancellation costs related to Boston Traders(R) brand merchandise which was included in the second quarter charge for the termination of the Company's private label product development program, discussed below under "Fiscal 1998 Restructuring."

Occupancy costs as a percentage of sales decreased in fiscal 2000 as compared to fiscal 1999 and 1998, as a direct result of the Company's shift to an all outlet store portfolio. The Company's outlet store format has a lower occupancy cost structure as compared to the mall-based and urban store formats that existed in the prior year.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses as a percentage of sales were 22.6% or $43.4 million in fiscal 2000, 23.8% or $48.0 million in fiscal 1999 and 24.6% or $65.3 million in fiscal 1998. The decrease in selling, general and administrative expenses as a percentage of sales in fiscal 1999 was due to reduced store payroll expense from lower staffing in response to sales decreases. Also contributing to this decrease was a series of expense reduction actions undertaken in fiscal 1998 and fiscal 1999 that are still ongoing. Selling, general and administrative expenses for fiscal 2000 include approximately $3.0 million, or $0.12 per share after tax, in expenses associated with the recent annual stockholders meeting and proxy solicitation. These expenses consisted of the Company's proxy expenses, expenses reimbursed to Jewelcor Management, Inc., costs related to the termination of the Company's Shareholder Rights Agreement, and other costs associated with the change-in-control.

FISCAL 1999 RESTRUCTURING

During the third quarter of fiscal 1999, the Company announced its plans to close, through lease terminations and expirations, 14 unprofitable Designs stores, eight unprofitable Boston Trading Co.(R)/BTC(TM) stores and eight Original Levi's Stores(TM) operated by the OLS Partnership. This store closing strategy resulted in the Company recording a pre-tax charge of $13.4 million. The total cost to close these stores was $10.5 million, which is $2.9 million less than the original charge, primarily due to favorable landlord negotiations on lease termination payments. As a result, the Company recognized pre-tax income of $2.9 million in the fourth quarter of fiscal 1999. Total cash costs were $4.2 million related to lease terminations, employee severance and other related expenses. The remainder of the $10.5 million charge consists of non-cash costs of approximately $6.3 million in store fixed asset write-offs. All of these stores were closed by the end of fiscal 1999.

In the fourth quarter of fiscal 1999, the Company recorded a pre-tax charge of $5.2 million, or $0.20 per share after tax, related to the decision to close three BTC(TM) mall stores, one Designs mall store, and four Boston Traders(R) Outlet stores and to further reduce corporate headcount. The total cost of severance and store closings was $717,000 less than the original charge due to favorable landlord negotiations on lease termination payments. As a result, the Company recognized income of $717,000 or $0.03 earnings per share after tax in the fourth quarter of fiscal 2000.

FISCAL 1998 RESTRUCTURING

In the second quarter of fiscal 1998, the Company recorded a pre-tax charge of $20 million related to its shift in strategy away from the vertically integrated Boston Traders(R) private label concept to a strategy with greater emphasis on name brands. This decision involved the liquidation of Boston Traders(R) brand products, the closure of the Company's New York City product development office and the closure of 17 Designs stores and 16 Boston Traders(R) Outlet stores. Total actual costs to close related to this shift in strategy and the closure of the stores was $19.9 million which included cash costs of $6.0 million related to lease terminations, the cost of canceling private label fabric commitments, severance associated with the closing of the New York office, and other miscellaneous expenses. The remainder of the $19.9 million charge consisted of non-cash costs of approximately $13.9 million, which included $12.4 million of markdowns at cost related to the liquidation of Boston Traders(R) brand product and $1.5 million for write-offs of store fixed assets. Merchandise markdowns and costs associated with the cancellation of fabric commitments, which total approximately $13.9 million, were accounted for in cost of goods sold for the fiscal year ending January 31, 1998. The remaining amounts related to lease termination costs, asset impairment charges, severance and other costs, were accounted for in the restructuring charge in the Company's Consolidated Statements of Operations for the year ending January 31, 1998.

In the fourth quarter of fiscal year 1998, the Company incurred an additional pre-tax charge of $1.6 million relating primarily to severance, benefits and other costs associated with a reduction in its home office and field staff. This reduction in force resulted in the elimination of 47 positions, or approximately 25%, of the Company's headquarters and field management staff. This charge was accounted for in the restructuring charge in the Company's Consolidated Statements of Operations for the year ended January 31, 1998. Total actual costs related to this reduction in staff were $1.4 million as compared to the original charge of $1.6 million.

Also in fiscal 1998, the Company recorded an impairment charge of $378,000 in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This charge, which is reflected in "Provision for impairment of assets, store closings and severances" in the Consolidated Statements of Operations, reflects the estimated unrecoverable carrying value of a store's assets as compared to the fair value of those assets based on projected discounted future cash flows.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for fiscal year 2000 decreased to $6.5 million from $9.7 million in 1999 and $11.2 million in fiscal 1998, primarily due to store closings offset slightly by depreciation for new and remodeled stores. "See Liquidity and Capital Resources --Capital Expenditures."

INTEREST EXPENSE, NET

Net interest expense for fiscal 2000 was $1.2 million compared to $576,000 in fiscal 1999 and $706,000 in fiscal 1998. This increase, as compared to fiscal 1999, is primarily a result of higher average borrowing levels and increased interest rates under the Company's credit facility as compared to the prior year. See "Liquidity and Capital Resources."

NET INCOME (LOSS)

The Company reported a loss of $12.5 million or $0.78 per share for fiscal 2000 as compared with a loss of $18.5 million or $1.17 per share in fiscal 1999 and a loss of $29.1 million or $1.86 per share in fiscal 1998. Below is a summary of certain pre-tax charges included in net loss for fiscal 2000, 1999 and 1998:

                                                          Fiscal      Fiscal      Fiscal
(in thousands)                                             2000        1999        1998
----------------------------------------------------------------------------------------
Summary of Non-recurring Charges:

Store closing, markdown reserve, severance
   impairment of asset charge recorded in
   the fourth quarter of fiscal 2000                    $ 15,252
Excess store closing reserve taken into income
   in the fourth quarter of fiscal 2000                     (717)
Non-recurring charges incurred related to recent
   proxy solicitation and change-in-control                3,007
Write-down of certain tax assets                           6,030
Store closing and severance reserve
   recorded in the fourth quarter of fiscal 1999                    $  5,200
Store closing reserve recorded in
   the third quarter of fiscal 1999                                   13,400
Excess store closing reserve taken into income
   in the fourth quarter of fiscal 1999                               (2,900)
Reduction in force recorded in the fourth
   quarter of fiscal 1998                                                       $  1,600
Store closing reserve and abandonment of
   vertical integration in the second quarter
   of fiscal 1998                                                                 20,000
----------------------------------------------------------------------------------------
Total charges                                           $ 23,572    $ 15,700    $ 21,600

Earnings (loss) per share impact of charges, adjusted
   for minority interest portion of related charges       ($1.06)     ($0.61)     ($0.81)

Earnings (loss) per share, inclusive of above charges     ($0.78)     ($1.86)     $(1.86)
----------------------------------------------------------------------------------------
Earnings (loss) per share, exclusive of the above
   charges                                                 $0.27      ($0.56)     ($1.05)

SEASONALITY

                             --------------------------------------------------------------------------------
                                   FISCAL 2000                  FISCAL 1999                FISCAL 1998
-------------------------------------------------------------------------------------------------------------
                                                       (SALES DOLLARS IN THOUSANDS)
First quarter                   $ 39,835     20.7%         $ 43,400       21.5%         $ 55,470    20.9%
Second quarter                    42,907     22.3%           47,078       23.4%           64,543    24.3%
Third quarter                     56,703     29.5%           58,714       29.1%           77,459    29.1%
Fourth quarter                    52,747     27.5%           52,442       26.0%           68,254    25.7%
                             --------------------------------------------------------------------------------
                                $192,192    100.0%         $201,634      100.0%         $265,726   100.0%

A comparison of sales in each quarter of the past three fiscal years is presented above. The amounts shown are not necessarily indicative of actual trends, since such amounts also reflect the addition of new stores and the remodeling and closing of others during these periods. Historically, the Company has experienced seasonal fluctuations in revenues and income, exclusive of non-recurring charges, with increases occurring during the Company's third and fourth quarters as a result of "Fall" and "Holiday" seasons. In recent years, the Company's focus has shifted towards its outlet store business and the percentage of mall-based business has declined. Accordingly, the Company's third and fourth quarters, although continuing to generate a greater proportion of total sales, have become less significant to total sales as had previously been the case. This change is due to the seasonality of the Company's outlet business as compared with the mall-based specialty stores. A comparison of quarterly sales, gross profit, net loss and net loss per share for the past two fiscal years is presented in Note N of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash needs are for operating expenses, including cash outlays associated with inventory purchases and capital expenditures for new and remodeled stores, severances and landlord termination payments. The Company expects that cash flow from operations, short-term revolving borrowings and trade credit will enable it to finance its current working capital, remodeling and expansion requirements.

The following table sets forth financial data regarding the Company's liquidity position at the end of the past three fiscal years:

                                                                    FISCAL YEARS
                                     ----------------------------------------------------------------------------
                                               2000                     1999                      1998
-----------------------------------------------------------------------------------------------------------------
                                                               (DOLLARS IN THOUSANDS)
Cash provided by (used for) operations                $   863                  $ 1,936                   $(7,182)
Working capital                                        19,624                   24,078                    42,104
Current ratio                                           1.5:1                    1.7:1                     2.4:1

To date, the Company has financed its working capital requirements, acquisitions and expansion program with cash flow from operations, borrowings under the Company's credit facility, and proceeds from common stock offerings. Cash provided by (used for) operating activities was $863,000, $1.9 million and ($7.2) million in fiscal 2000, 1999 and 1998, respectively. The Company's improved cash flow from operations in fiscal 1999 is principally due to an income tax refund of $12.9 million related to 1998 operating losses.

At January 29, 2000, the Company was in a net borrowing position of $22.2 million compared to a net borrowing position of $13.7 million at January 30, 1999. The increased level of borrowing in fiscal 2000 is due to cash outlays associated with restructuring programs and increased merchandise purchases. The following table provides a comparative analysis of the Company's cash and borrowings at the end of fiscal years 2000 and 1999:

(in thousands)                        January 29, 2000          January 30, 1999
--------------------------------------------------------------------------------

Cash and cash equivalents                      $    --                   $   153
Borrowings under credit facility                21,202                    12,825
Promissory note payable                          1,000                     1,000
                                               -------                   -------

Net borrowing position                         $22,202                   $13,672
                                               =======                   =======

Inventory

At January 29, 2000, total inventories decreased $903,000 to $57.0 million from $58.0 million at January 30, 1999. This decrease was comprised of the following components:

                                                           Number                                      Number
(In thousands)             January 29, 2000             of stores      January 30, 1999             of stores
-------------------------------------------------------------------------------------------------------------
Outlet stores                       $57,022                   103               $53,146                   100
Specialty stores                         --                    --                 1,802                     5
Closed stores                            --                    --                 2,977                     8
                                    -------                  ----               -------                  ----

Total inventories                   $57,022                   103               $57,925                   113
                                    =======                  ====               =======                  ====

The majority of the increase in inventories in the Outlet stores at January 29, 2000 as compared to the prior year is the result of new stores and an increase in opportunistic purchases of inventory for the spring and fall seasons, offset by the $7.8 million of markdowns taken in fiscal 2000, discussed more fully above. The Company continues to evaluate and, within the discretion of management, act upon opportunities to purchase substantial quantities of Levi's(R) and Dockers(R) brand products for its Levi's(R) Outlet and Dockers(R) outlet stores.

The Company currently leases a warehouse facility in Orlando, Florida, and also uses a third-party facility in Mansfield, Massachusetts, to receive approximately half of the Company's merchandise receipts for its stores. In fiscal 2001, the Company plans to expand its facility in Orlando, Florida, to receive merchandise for all stores and replenishment to the stores. The projected additional expense of this operation is approximately $1.5 million, which is expected to be more than offset by the benefits of improved inventory turn and reduced shrinkage. The Company anticipates that all capital expenditures associated with this project will be leased.

The Company's trade payables to Levi Strauss & Co., its principal vendor, generally are due 30 days after the date of invoice. In fiscal 2000, the Company was current with all outstanding merchandise payables to vendors.

On June 4, 1998 the Company entered into an Amended and Restated Loan and Security Agreement with a subsidiary of BankBoston Boston, N.A., BankBoston Retail Finance Inc. (now known as Fleet Retail Finance, Inc.), as agent for the lenders named therein (the "Credit Agreement"). The Credit Agreement, which terminates on June 4, 2001, consists of a revolving line of credit permitting the Company to borrow up to $50 million. Under this credit facility, the Company has the ability to cause the lenders to issue documentary and standby letters of credit up to $5 million. The Company's obligations under the Credit Agreement are secured by a lien on all of the Company's assets. The ability of the Company to borrow under the Credit Agreement is subject to a number of conditions including the accuracy of certain representations and compliance with tangible net worth and fixed charge coverage ratio covenants. The availability of the unused revolving line of credit is limited to specified percentages of the value of the Company's eligible inventory determined under the Credit Agreement, ranging from 60% to 65%. At the option of the Company, borrowings under this facility bear interest at Fleet Boston, N.A.'s (formerly known as BankBoston, N.A.) prime rate or at LIBOR-based fixed rates. The Credit Agreement contains certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company. The Company is subject to a prepayment penalty of $250,000 if the Credit Agreement terminates prior to May 4, 2001.

In the third quarter of fiscal 1999, the Credit Agreement was amended to, among other things, permit and acknowledge the Company's acquisition of the 25 outlet stores from Levi's Only Stores, Inc ("LOS") and the transactions associated with the agreement to dissolve and wind up the OLS Partnership. These amendments included an increase in the minimum tangible net worth that the Company must maintain, which was adjusted to recognize the value of the assets distributed to the Company by the OLS Partnership. Prior to these amendments, the tangible net worth of the OLS Partnership was excluded from the calculation of the Company's tangible net worth for purposes of these financial covenants. Subject to certain limitations and conditions, the Credit Agreement permits the Company, without the prior permission of its lenders, to consummate certain acquisitions and to repurchase shares of the Company's Common Stock. These amendments, among other things, reduced the amount that the Company may expend for such purposes without obtaining the prior permission of its lender.

On October 14, 1999, the Company was notified that, by virtue of the recent change in the members of the Company's Board of Directors, a "Change in Control" occurred within the meaning of the Credit Agreement, giving rise to an event of default. On October 29, 1999, the lenders, the former BankBoston Retail Finance, Inc. and the Company entered into an amendment to the Credit Agreement. This amendment waives the event of default arising because of the "Change in Control," and includes new events of default for material adverse changes in the Company's financial condition or its business relationship with Levi Strauss & Co. compared to the Company's financial condition and its relationship with Levi Strauss & Co., respectively, as of October 8, 1999.

On March 28, 2000, the Credit Agreement was amended to, among other things, exclude certain non-recurring charges and tax valuation reserves from the Company's financial covenants, effective for the fiscal year ending January 29, 2000. As a result, the Company was in compliance with all debt covenants under the Credit Agreement at the end of the fiscal year.

At January 29, 2000, the Company had borrowings of approximately $21.2 million outstanding under this facility and had five outstanding standby letters of credit totaling approximately $4.1 million.

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

In the first quarter of fiscal 1997, the Company asserted certain indemnification rights under the Purchase Agreement. In accordance with the Purchase Agreement, the Company, when exercising its indemnification rights, has the right, among other courses of action, to offset against the payment of principal and interest due and payable under the Purchase Note. Accordingly, the Company did not make the $500,000 payments of principal on the Purchase Note that were due on May 2, 1996 and May 2, 1997. The Company paid interest on the original principal amount of the Purchase Note through May 2, 1996 and continued to pay interest thereafter through January 31, 1998 on $500,000 of principal.

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

In March 1998, the Company received a federal income tax refund of approximately $12.9 million because of losses incurred by the Company during fiscal 1998, which were carried back against federal income tax payments in prior years. The Company used a portion of the cash received to reduce outstanding borrowings under its credit facility.

During the first quarter of fiscal year 1999, the Internal Revenue Service ("IRS") completed an examination of the Company's federal income tax returns for fiscal years 1992 through 1996. Taxes on the adjustments proposed by the IRS, excluding interest, amount to approximately $4.9 million. The IRS has challenged the fiscal tax years in which various income and expense deductions were recognized, resulting in potential timing differences of previously paid federal income taxes. The Company appealing these proposed adjustments through the IRS appeals process. The Company believes that these adjustments will be reduced through the appeals process and, in the opinion of management, adequate provisions have been made for all income taxes and interest. The Company believes that any adjustments to prior periods that may arise as a result of this process will not have a material impact on the results of operations and financial condition of the Company.

CAPITAL EXPENDITURES

On October 31, 1998, the Company and Levi Strauss & Co. amended the trademark license agreement (as amended, the "Outlet License Agreement") that authorizes the Company to use certain Levi Strauss & Co. trademarks in connection with the operation of the Company's Levi's(R) Outlet by Designs and Dockers(R) Outlet by Designs stores in 25 states in the eastern portion of the United States. Subject to certain default provisions, the term of the Outlet License Agreement was extended to September 30, 2004, and the license for any particular store is the period co-terminous with the lease term for such store (including extension options). The Outlet License Agreement now provides that the Company has the opportunity to extend the term of the license associated with one or more of the Company's older Levi's(R) Outlet by Designs stores by either renovating the store or replacing the store with a new store with an updated format and fixturing. In order to extend the license associated with each of the Company's 59 older outlet stores, the Company must, subject to certain grace periods, complete these renovations or the construction of replacement stores by December 31, 2004. As leases expire, the Company may lose the right to use the Levi's(R) trademark in connection with certain Levi's(R) Outlet by Designs stores. At January 30, 1999, the average remaining lease term (including extension options) of the Company's Levi's(R) Outlet by Designs and Dockers(R) Outlet by Designs stores was approximately 9.6 years.

The Company, with the approval of Levi Strauss & Co., initiated a program to remodel its existing outlet store base in fiscal 1999. This program allows the Company to substitute new locations in the Company's existing territory for older locations in maturing centers as management deems it appropriate to do.

The following table sets forth the stores opened, remodeled and closed and the capital expenditures incurred for the fiscal years presented:

                                                 2000         1999 (1)     1998
--------------------------------------------------------------------------------
New Stores:
Levi's(R)/Dockers(R) Outlets                        10           --           --
Dockers(R) Outlets                                   2
Boston Trading Co.(R)                               --           --            6
Boston Traders(R) outlets                           --           --            1
Joint Venture:
   Original Levi's Stores(TM)                       --           --           --
   Levi's(R) Outlet stores                          --           --            1
                                                --------------------------------
Total new stores                                    12           --            8

Remodeled Stores:
Remodeled Levi's(R) Outlet
   by Designs                                        6           --            5
Remodeled Boston Traders(R)
   Outlets                                          --            6
                                                --------------------------------
Total remodeled stores                               6           --           11
                                                --------------------------------
Total closed stores                                 23           37           32
                                                --------------------------------

Capital expenditures (000's)                    $6,006       $   --       $6,554
                                                --------------------------------

(1) Excludes 16 Dockers(R) Outlet stores and 9 Levi's(R) Outlet stores acquired by the Company on September 30, 1998.

During fiscal 2000, the Company received approximately $3.2 million in landlord allowances against the total store capital expenditures of $6.0 million. The Company incurred capital expenditures of $347,000 in fiscal 2000 related to miscellaneous store capital improvements, leasehold improvements at the Company's corporate office and technology expenditures.

The Company's present plans for expansion in fiscal 2001, barring unforeseen circumstances, includes opening 5 new Levi's(R)/Dockers(R) Outlet by Designs stores and remodeling or relocating 11 existing Levi's(R) Outlet by Designs stores to new outlet centers in the eastern United States. As previously announced, Levi Strauss & Co. has given the Company approval to open one Levi's(R)/Dockers(R) Outlet by Designs stores in Puerto Rico in fiscal 2001. The capital expenditures related to these 5 new stores and the remodeled stores are expected, barring unforeseen circumstances, to total approximately $5.6 million. This amount is net of committed landlord allowances that the Company will receive during fiscal 2001. The appropriate cost to remodel or build a new Levi's(R)/Dockers(R) Outlet store is approximately $35 per square foot.

The Company continues to seek opportunities to open and operate outlet stores for other manufacturers of branded apparel. The Company continues to evaluate the performance of its existing stores and to consider ways to enhance its businesses. As a result of this process, certain store locations could be closed or relocated within a shopping center in the future.

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS No.137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of SFAS No. 133" in June 1999. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; earlier adoption is allowed. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company will be required to adopt SFAS No. 133 in fiscal 2001. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the Company's results of operations or financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 -- "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 deals with various revenue recognition issues, several of which are common within the retail industry. As a result of the issuance of this SAB, the Company reexamined its method of recognizing sales allowances. See Note A of the consolidated financial statements for further discussion.

Effects of Inflation

Although the Company's operations are influenced by general economic trends, the Company does not believe that inflation has had a material effect on the results of its operations in the last three fiscal years.

Risks and Uncertainties

The foregoing discussion of the Company's results of operations, liquidity, capital resources and capital expenditures includes certain forward-looking information. Such forward-looking information requires management to make certain estimates and assumptions regarding the Company's expected strategic direction and the related effect of such plans on the financial results of the Company. Accordingly, actual results and the Company's implementation of its plans and operations may differ materially from forward-looking statements made by the Company. The Company encourages readers of this information to refer to the Company's Current Report on Form 8-K, previously filed with the United States Securities and Exchange Commission on April 28, 2000, which identifies certain risks and uncertainties that may have an impact on future earnings and the direction of the Company.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, the financial position and results of operations of the Company are routinely subject to a variety of risks, including market risk associated with interest rate movements on borrowings. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effect of these and other potential exposures.

The Company utilizes cash from operations and short-term borrowings to fund its working capital needs. This debt instrument is viewed as risk management tools and is not used for trading or speculative purposes. In addition, the Company has available letters of credit as sources of financing for its working capital requirements. Borrowings under this credit agreement, which expires in June 2001, bears interest at variable rates based on FleetBoston N.A.'s prime rate or the London Interbank Offering Rate ("LIBOR"). These interest rates at January 29, 2000 were 8.5% for prime and 8.17% for LIBOR. Based upon sensitivity analysis as of January 29, 2000, a 10% increase in interest rates would result in a potential loss to future earnings of approximately $160,000.

Item 8. Financial Statements and Supplementary Data

                                  DESIGNS, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Management's Responsibility for Financial Reporting                          23

Independent Auditors' Report                                                 24

Consolidated Financial Statements:

   Consolidated Balance Sheets at January 29, 2000
     and January 30, 1999                                                    27

   Consolidated Statements of Operations for the Fiscal Years Ended
      January 29, 2000, January 30, 1999 and January 31, 1998                28

   Consolidated Statements of Changes in Stockholders'
     Equity for the Fiscal Years Ended January 29, 2000, January 30, 1999
     and January 31, 1998                                                    29

   Consolidated Statements of Cash Flows for the Fiscal Years
     Ended January 29, 2000, January 30, 1999 and January 31, 1998           30

Notes to Consolidated Financial Statements                                   31

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

The Audit Committee of the Board of Directors, consisting solely of outside directors, meets periodically with management and the Company's independent auditors to review matters relating to the Company's financial reporting, the adequacy of internal accounting control and the scope and results of audit work. The independent auditors have free access to the Committee.

Deloitte & Touche LLP, independent auditors, have been engaged to examine the financial statements of the Company for the year ended January 29, 2000. The Independent Auditors' Report expresses an opinion as to the fair presentation of the financial statements in accordance with generally accepted accounting principles and is based on an audit conducted in accordance with auditing standards generally accepted in the United States of America.


/s/ John J. Schultz                       /s/ Kenneth F. Rogers, Jr.
------------------------------            ------------------------------
John J. Schultz                           Kenneth F. Rogers, Jr.
President and Chief Executive Officer     Senior Vice President, Chief Financial
                                          Officer & Treasurer

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Designs, Inc:

We have audited the accompanying consolidated balance sheet of Designs, Inc. as of January 29, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended January 29, 2000 listing in the Index as Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Designs, Inc. as of January 29, 2000, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended January 29, 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


/s/ DELOITTE & TOUCHE LLP


Boston, Massachusetts
April 11, 2000

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Boston, Massachusetts                             /s/ ARTHUR ANDERSEN LLP
March 16, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Designs, Inc:

We have audited the consolidated statements of income, changes in stockholders' equity and cash flow of Designs, Inc. for the year ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. We have not audited the consolidated statements of Designs, Inc. for any period subsequent to January 31, 1998.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements of Designs, Inc. referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flow for the year ended January 31, 1998 in conformity with generally accepted accounting principles in the United States.


Boston, Massachusetts                             /s/ PRICEWATERHOUSECOOPERS LLP
March 17, 1998, except as to the segment
information for the year ended
January 31, 1998 presented in Note N,
for which the date is April 29, 1999.

                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                      January 29, 2000 and January 30, 1999

                                                                      January 29, 2000             January 30, 1999
ASSETS                                                                 (Fiscal 2000)                 (Fiscal 1999)
                                                                      ----------------------------------------------
                                                                            (In thousands, except share data)
Current assets:
     Cash and cash equivalents                                                $     --                     $    153
     Restricted investment                                                       2,365                           --
     Accounts receivable                                                            83                          178
     Inventories                                                                57,022                       57,925
     Deferred taxes                                                              1,920                          272
     Prepaid expenses                                                            1,042                          911
                                                                      ----------------------------------------------
          Total current assets                                                  62,432                       59,439

Property and equipment, net of
     accumulated depreciation and amortization                                  16,737                       17,788

Other assets:
     Deferred income taxes                                                      15,215                       18,570
     Intangible assets, net                                                         --                        2,628
     Other assets                                                                  693                          892
                                                                      ----------------------------------------------
          Total assets                                                        $ 95,077                     $ 99,317
                                                                      ==============================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                         $  6,801                     $  8,716
     Accrued expenses and other current liabilities                              7,730                        6,030
     Accrued rent                                                                2,253                        2,015
     Reserve for severance and store closings                                    3,228                        4,372
     Payable to affiliate                                                          594                          403
     Notes payable                                                              22,202                       13,825
                                                                      ----------------------------------------------
          Total current liabilities                                             42,808                       35,361
                                                                      ----------------------------------------------

Commitments and contingencies

Stockholders' equity:
     Preferred Stock, $0.01 par value, 1,000,000 shares
          authorized, none issued
     Common Stock, $0.01 par value, 50,000,000 shares authorized,
          16,389,490 and 16,178,000 shares issued at
          January 29, 2000 and January 30, 1999, respectively                      167                          162
     Additional paid-in capital                                                 54,571                       53,908
     Retained earnings (deficit)                                                  (639)                      11,854
     Treasury stock at cost, 286,650 shares at
          January 29, 2000 and January 30, 1999                                 (1,830)                      (1,830)
     Deferred compensation                                                           -                         (138)
                                                                      ----------------------------------------------
          Total stockholders' equity                                            52,269                       63,956
                                                                      ----------------------------------------------
               Total liabilities and stockholders' equity                     $ 95,077                     $ 99,317
                                                                      ==============================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
          For the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998

                                                                               Fiscal               Fiscal                 Fiscal
                                                                                 2000                 1999                   1998
                                                                       -------------------------------------------------------------
                                                                                    (In thousands, except per share data)
Sales                                                                       $ 192,192            $ 201,634              $ 265,726
Cost of goods sold including occupancy                                        144,752              159,385                227,368
                                                                       -------------------------------------------------------------
Gross profit                                                                   47,440               42,249                 38,358


Expenses:
     Selling, general and administrative                                       43,401               47,979                 65,279
     Provision for impairment of assets, store closings and severance           6,608               14,929                  8,024
     Depreciation and amortization                                              6,502                9,727                 11,234
                                                                       -------------------------------------------------------------
Total expenses                                                                 56,511               72,635                 84,537
                                                                       -------------------------------------------------------------

Operating loss                                                                 (9,071)             (30,386)               (46,179)
Interest expense, net                                                           1,207                  576                    706

Loss before minority interest and income taxes                                (10,278)             (30,962)               (46,885)
Less minority interest                                                              -               (1,693)                  (323)
                                                                       -------------------------------------------------------------
Loss before income taxes                                                      (10,278)             (29,269)               (46,562)
Provision (benefit) for income taxes                                            2,215              (10,728)               (17,499)
                                                                       -------------------------------------------------------------

Net loss                                                                    $ (12,493)           $ (18,541)             $ (29,063)
                                                                       =============================================================


Loss per share - basic and diluted                                             ($0.78)              ($1.17)                ($1.86)


Weighted-average number of common shares outstanding:
     Basic                                                                     16,088               15,810                 15,649
     Diluted                                                                   16,088               15,810                 15,649

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
         For the fiscal years ending January 29, 2000, January 30, 1999 and January 31, 1998

                                                                                   Additional                  Retained
                                         Common Stock         Treasury Stock         Paid-in      Deferred     Earnings
                                      Shares    Amounts    Shares        Amounts     Capital    Compensation   (Deficit)     Total
                                      -----------------   ----------------------    --------    ------------   ---------   --------
                                                                                (In thousands)
Balance at February 1, 1997           15,873   $    159       (281)     $ (1,827)   $ 53,320                    $ 59,393   $111,045
Issuance of Common Stock:
  Exercises under option programs        144          1                                  351(1)                                 352
  Retirement of shares                    (5)                                            (19)                                   (19)
Unrealized gain on investments                                                                                        65         65
Net loss                                                                                                         (29,063)   (29,063)
                                      ---------------------------------------------------------------------------------------------
Balance at January 31, 1998           16,012   $    160       (281)     $ (1,827)   $ 53,652       $     --     $ 30,395   $ 82,380
                                      ---------------------------------------------------------------------------------------------

Issuance of Common Stock:
  Board of Directors compensation         50          1                                   78                                     79
  Restricted Stock Award to associates   116          1                                  178           (178)                      1
  Restricted Stock vesting                                                                               38                      38
  Restricted Stock cancelled                                    (5)           (3)         --              2                      (1)
Net loss                                                                                                         (18,541)   (18,541)
                                      ---------------------------------------------------------------------------------------------
Balance at January 30, 1999           16,178   $    162       (286)     $ (1,830)   $ 53,908       $   (138)    $ 11,854   $ 63,956
                                      ---------------------------------------------------------------------------------------------

Issuance of Common Stock:
  Board of Directors compensation        157          2                                  256                                    258
  Vesting of Restricted Stock Award                                                                     138                     138
  Issuance of shares to related
    parties                              355          3                                  407                                    410
Net loss                                                                                                         (12,493)   (12,493)
                                      ---------------------------------------------------------------------------------------------
Balance at January 29, 2000           16,690   $    167   $   (286)     $ (1,830)   $ 54,571       $     --     $   (639)  $ 52,269
                                      =============================================================================================

(1) Net of related tax benefit

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
         For the fiscal years ending January 29, 2000, January 30, 1999 and January 31, 1998

                                                                                 Fiscal          Fiscal          Fiscal
                                                                                  2000            1999            1998
                                                                                ----------------------------------------
                                                                                             (In thousands)
Cash flows from operating activities:
     Net loss                                                                   $(12,493)       $(18,541)       $(29,063)
     Adjustments to reconcile net loss to net cash
     provided by (used for) operating activities:
         Depreciation and amortization                                             6,503           9,727          11,234
         Deferred income taxes                                                    (4,323)        (10,213)         (5,015)
         Minority interest                                                            --          (1,693)           (323)
         Loss from sale of investments                                                --              --             102
         Loss (gain) from disposal of property and equipment                         (75)            161             398
         Vesting of restricted stock, net of cancellations                           138              38              --
         Issuances of common stock to Board of Directors                             258              78              --
         Issuance of common stock to related parties (Note G)                        410              --              --

     Changes in operating assets and liabilities, net of acquisition:
         Accounts receivable                                                          95            (761)            443
         Inventories                                                              (6,944)           (712)         12,598
         Prepaid expenses                                                           (131)            104           3,819
         (Increase) reduction in other assets                                      2,368            (739)           (153)
         Income taxes                                                                 --          12,469         (12,697)
         Accounts payable                                                         (1,915)           (105)         (3,373)
         Reserve for severance, store closings and impairment charges             14,844          11,206          15,412
         Accrued expenses and other current liabilities                            1,890            (269)           (917)
         Accrued rent                                                                238           1,186             353
                                                                                --------        --------        --------
     Net cash provided by (used for) operating activities                            863           1,936          (7,182)
                                                                                --------        --------        --------

     Cash flows from investing activities:
         Additions to property and equipment                                      (7,136)           (510)         (7,762)
         Payment for acquisition of a business                                        --          (9,737)             --
         Incurrence of pre-opening costs                                              --              --            (325)
         Proceeds from disposal of property and equipment                            108             102              13
         Establishment of investment trust                                        (2,365)             --              --
         Sale of investments                                                          --              --           5,888
                                                                                --------        --------        --------
     Net cash used for investing activities                                       (9,393)        (10,145)         (2,186)
                                                                                --------        --------        --------

     Cash flows from financing activities:
         Net borrowings under credit facility                                      8,377           3,997           8,828
         Proceeds from minority equityholder of joint venture                         --           2,892              --
         Distributions to minority equityholder of joint venture                      --              --          (1,710)
         Issuances of common stock under Option Program (1)                           --              --             333
                                                                                --------        --------        --------
     Net cash provided by financing activities                                     8,377           6,889           7,451
                                                                                --------        --------        --------
Net decrease in cash and cash equivalents                                           (153)         (1,320)         (1,917)
Cash and cash equivalents:
     Beginning of the year                                                           153           1,473           3,390
                                                                                --------        --------        --------
     End of the year                                                            $     --        $    153        $  1,473
                                                                                ========        ========        ========

(1) Net of related tax benefit.

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Line of Business

Designs, Inc. (the "Company") is engaged in the retail sales of clothing and accessories. Levi Strauss & Co. is the most significant vendor of the Company, representing substantially all of the Company's merchandise purchases. Designs, Inc. operates a chain of outlet stores located primarily in the eastern part of the United States.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries and affiliates. All intercompany accounts, transactions and profits are eliminated.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from estimates.

Fiscal Year

The Company's fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal years 2000, 1999 and 1998 ended on January 29, 2000, January 30, 1999 and January 31, 1998, respectively. Fiscal years 2000, 1999 and 1998 were 52-week periods.

Cash and Cash Equivalents

Short-term investments, which have a maturity of ninety days or less when acquired, are considered cash equivalents. The carrying value approximates fair value.

Restricted Investment

In May 1999, the Company deposited $2.3 million in a trust established for the purpose of securing pre-existing obligations of the Company to certain executives under their respective employment agreements. These funds were being held in a trust to pay the amounts that may become due under their employment agreements and also to pay any amounts that may become due to them pursuant to their indemnification agreements and the Company's by-laws. In March 2000, subsequent to the Company's fiscal year end, the trust was terminated, and accordingly, the funds are no longer restricted.

Inventories

At January 29, 2000, all merchandise inventories were valued at the lower of cost or market using the retail method on the last-in, first-out ("LIFO") basis. At January 30, 1999, approximately $606,000 of Boston Traders(R) liquidation merchandise was valued on the first-in, first-out ("FIFO") basis. If all inventory had been valued on the FIFO basis, inventory at January 29, 2000 and January 30, 1999 would have been approximately $57,381,000 and $58,841,000, respectively. The (provision) benefit for LIFO was $558,000, $795,000, and ($534,000) in fiscal 2000, 1999 and 1998, respectively.

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

Intangibles

Trademarks and licensing agreements acquired are amortized on a straight line basis over 15 years and 3 years, respectively. Amortization expense for trademarks and licensing agreements was $251,000, $317,000 and $312,000 for fiscal 2000, 1999 and 1998, respectively. Accumulated amortization for trademark and licensing was $1,143,000 at January 30, 1999. As more fully discussed in
Note I, the trademark and licensing agreements were abandoned and the Company recorded a charge equal to the net book value of the intangibles of $2.4 million in the fourth quarter of fiscal 2000.

Pre-opening Costs

In fiscal 1998, the Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." In accordance with this SOP, the Company expenses all pre-opening costs as incurred. Adoption of this pronouncement in fiscal 1998 did not result in a cumulative adjustment to earnings.

Advertising Costs

Advertising costs, which are included in selling, general and administrative expenses, are expensed when incurred. Advertising expense was $1.0 million, $1.2 million and $2.7 million for fiscal 2000, 1999 and 1998, respectively.

Sales Allowances

Historically, the Company has not recorded sales returns on the accrual basis of accounting because the difference between the cash and accrual basis of accounting was not material. In fiscal 2000 the Company decided to discontinue this practice and is accruing sales returns in accordance with generally accepted accounting principles. Because the effects of this change are insignificant to all fiscal periods, the Company has recorded the cumulative effect of this change in the current year. The impact of recording this change in fiscal 2000 is a reduction in net income of approximately $130,000.

Minority Interest

As more fully discussed in Note K, minority interest represents LDJV Inc.'s 30% interest in The Designs/OLS Partnership (the "OLS Partnership"), a joint venture between Designs JV Corp., a wholly-owned subsidiary of the Company, and LDJV Inc., a wholly-owned subsidiary of Levi's Only Stores, Inc. ("LOS"), which is a wholly-owned subsidiary of Levi Strauss & Co. As discussed more fully in Note K, during the fourth quarter of fiscal 1999, Designs JV Corp. and LDJV, Inc. agreed to dissolve and wind up the Partnership.

Net Income Per Share

Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") requires the computation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share is determined by giving effect to the exercise of stock options using the treasury stock method.

Fiscal Years Ending (in thousands)                   January 29, 2000   January 30, 1999   January 31, 1998
----------------------------------                   ------------------------------------------------------
   Basic weighted-average common shares
    outstanding                                           16,088             15,810              15,649
   Stock options, excluding anti-dilutive
    options of 114 shares, 80 shares and 34 shares
    for January 29, 2000, January 30, 1999 and
    January 31, 1998, respectively                          ----               ----                ----
                                                        --------           --------            --------
   Diluted weighted-average shares outstanding            16,088             15,810              15,649
                                                        --------           --------            --------

Options to purchase shares of the Company's common stock of 320,700, 1,876,350 and 2,026,700 for fiscal years 2000, 1999 and 1998, respectively, were outstanding during the respective periods but were not included in the computation of diluted EPS because the price of the options was greater than the average market price of the common stock for the period reported. These options, which all expire between June 2, 2002 and June 10, 2007, have exercise prices that range from $2.00 to $17.75 in fiscal 2000, $4.44 to $21.50 in fiscal 1999 and $4.88 to $21.50 in fiscal 1998.

During fiscal 1995, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's Common Stock. The Company repurchased 280,900 shares of the Company's Common Stock during fiscal 1997 at an aggregate cost of $1,827,000. These shares were recorded by the Company as treasury stock, and accounted for as a reduction in shareholders' equity. Shares owned by the Company are not considered outstanding for the computation of earnings per share until re-issued by the Company.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The Company reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the depreciation of such assets over the remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. At January 29, 2000, the Company recorded an impairment charge of $611,000 for the write-down of fixed assets which is included as part of the $15.2 million non-recurring charge recorded in the fourth quarter of fiscal 2000. See Note I. The impairment charge of $611,000 was related to eight stores, which the Company acquired from LOS in October 1998. It was not until the end of fiscal 2000 that the Company had a full year of operating results on these stores for which to make an assessment regarding their future profitability and the realizability of their assets.

In fiscal 1998, the Company recorded an impairment charge of $378,000, which is reflected in "Provision for impairment of assets, store closings and severances" in the Consolidated Statements of Operations. No such impairment charge was recorded in fiscal 1999.

Derivative Instruments and Hedging

The Financial Accounting Standards Board issued SFAS No.137, "Accounting for Derivative Instruments and Hedging Accounting- Deferral of the Effective Date of SFAS No. 133" in July 1999. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; earlier adoption is allowed. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company will be required to adopt SFAS No. 133 in fiscal 2001. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the Company's results of operations or financial position.

Reclassifications

Certain amounts from prior years have been reclassified to conform to the current year presentation.

B. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

                                               January 29,       January 30,
                                                   2000              1999
                                             -----------------------------------
                                                       (In Thousands)
Motor vehicles                                      $      46         $     356
Store furnishings                                      16,073            15,338
Equipment                                               5,899             7,513
Leasehold improvements                                 16,929            15,690
Purchased software                                      5,291             5,008
Reserve on impaired assets                              (611)               ---
Construction in progress                                   44               ---
                                             -----------------------------------
                                                       43,671            43,905
Less accumulated depreciation                          26,934            26,117
                                             -----------------------------------
Total property and equipment                        $  16,737         $  17,788
                                             -----------------------------------

Depreciation expense for fiscal 2000, 1999 and 1998 was $5,949,000, $9,210,000 and $10,040,000, respectively.

C. DEBT OBLIGATIONS

On June 4, 1998 the Company entered into an Amended and Restated Loan and Security Agreement with BankBoston Retail Finance, Inc. (now known as Fleet Retail Finance, Inc.), as agent for the lenders named therein (the "Credit Agreement"). The Credit Agreement, which terminates on June 4, 2001, consists of a revolving line of credit permitting the Company to borrow up to $50 million. Under this credit facility, the Company has the ability to cause the lenders to issue documentary and standby letters of credit up to $5 million. The Company's obligations under the Credit Agreement are secured by a lien on all of the Company's assets. The ability of the Company to borrow under the Credit Agreement is subject to a number of conditions including the accuracy of certain representations and compliance with tangible net worth and fixed charge coverage ratio covenants. The availability of the unused revolving line of credit is limited to specified percentages of the value of the Company's eligible inventory determined under the Credit Agreement, ranging from 60% to 65%. At the option of the Company, borrowings under this facility bear interest at FleetBoston, N.A.'s (formerly known as BankBoston, N.A.) prime rate or at LIBOR-based fixed rates. These interest rates at January 29, 2000 were 8.50% for prime and 8.17% for LIBOR. The Credit Agreement contains certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company. The Company is subject to a prepayment penalty of $250,000 if the Credit Agreement terminates prior to May 4, 2001.

In the third quarter of fiscal 1999, the Credit Agreement was amended to, among other things, permit and acknowledge the Company's acquisition of the 25 outlet stores from LOS and the transactions associated with the agreement to dissolve and wind up the OLS Partnership. These amendments include an increase in the minimum tangible net worth that the Company must have, which was adjusted to recognize the value of the assets distributed to the Company by the OLS Partnership. Prior to these amendments, the tangible net worth of the OLS Partnership was excluded from the calculation of the Company's tangible net worth for purposes of these financial covenants. Subject to certain limitations and conditions, the Credit Agreement permits the Company, without the prior permission of its lenders, to consummate certain acquisitions and to repurchase shares of the Company's Common Stock. These amendments, among other things, reduced the amount that the Company may expend for such purposes without obtaining the prior permission of its lenders.

On October 14, 1999, the Company was notified that, by virtue of the recent change in the members of the Company's Board of Directors, a "Change in Control" occurred within the meaning of the Credit Agreement, giving rise to an event of default. On October 29, 1999, the lenders, the former BankBoston Retail Finance, Inc. and the Company entered into an amendment to the Credit Agreement. This amendment waives the event of default arising because of the "Change in Control," and includes new events of default for material adverse changes in the Company's financial condition or its business relationship with Levi Strauss & Co. compared to the Company's financial condition and its relationship with Levi Strauss & Co., respectively, as of October 8, 1999.

On March 28, 2000, the Credit Agreement was amended to, among other things, exclude certain non-recurring charges and tax valuation reserves from the Company's financial covenants, effective for the fiscal year ending January 29, 2000. As a result, the Company was in compliance with all debt covenants under the Credit Agreement at the end of the fiscal year.

At January 29, 2000, the Company had borrowings of approximately $21.2 million outstanding under this facility and had five outstanding standby letters of credit totaling approximately $4.1 million. Average borrowings outstanding under this credit facility for fiscal year 2000 was approximately $16.8 million.

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

In the first quarter of fiscal 1997, the Company asserted certain indemnification rights under the Purchase Agreement. In accordance with the Purchase Agreement, the Company, when exercising its indemnification rights, has the right, among other courses of action, to offset against the payment of principal and interest due and payable under the Purchase Note. Accordingly, the Company did not make the $500,000 payments of principal on the Purchase Note that were due on May 2, 1996 and May 2,

1997. The Company paid interest on the original principal amount of the Purchase Note through May 2, 1996 and continued to pay interest thereafter through January 31, 1998 on $500,000 of principal.

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

The Company paid interest and fees on all the above described debt obligations totaling $1,558,000, $1,062,000 and $833,000 for the fiscal years 2000, 1999 and
1998, respectively.

D. INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"("SFAS109"). Under SFAS 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. SFAS 109 requires current recognition of net deferred tax assets to the extent that it is more likely than not that such net assets will be realized. To the extent that the Company believes that its net deferred tax assets will not be realized, a valuation allowance must be placed against those assets.

As of January 29, 2000, the Company has net operating loss carryforwards of $34,705,000 for federal income tax purposes and $75,743,000 for state income tax purposes, which are available to offset future taxable income through fiscal year 2019. Additionally, the Company has alternative minimum tax credit carryforwards of $1,138,000, which are available to reduce further income taxes over an indefinite period.

The components of the net deferred tax assets as of January 29, 2000 and January 30, 1999 are as follows:

                                                  January 29,     January 30,
                                                     2000            1999
                                                -------------------------------
                                                         (In Thousands)

Deferred tax assets - current:
  Inventory reserves                                    $ 1,792        $   426
  LIFO reserve                                              128              -
                                                -------------------------------
       Subtotal                                           1,920            426
Deferred tax liabilities - current:
  LIFO reserve                                                -           (154)
                                                -------------------------------
Net deferred tax assets- current                        $ 1,920           $272
                                                -------------------------------

Deferred tax asset - noncurrent:
  Excess of book over tax
       depreciation/amortization                        $ 2,684        $ 1,687
  Restructuring reserve                                   1,281          1,004
  Capital loss carryforward                                   -            165
  Net operating loss carryforward                        16,346         15,121
  Alternative minimum tax credit carryforward             1,138          1,138
                                                -------------------------------
Subtotal                                                $21,449        $19,115
Valuation allowance                                      (6,234)          (545)
                                                -------------------------------
Total deferred tax assets - noncurrent                  $15,215        $18,570
                                                -------------------------------

As a result of restructuring and other non-recurring charges recorded in fiscal 2000, the Company recorded a further write-down of tax assets of $6.0 million attributable to the potential that certain deferred federal and state tax assets may not be realizable. Realization of the Company's deferred tax assets is dependent on generating sufficient taxable income during the carryforward period. The valuation allowance at January 29, 2000 is primarily attributable to the potential that certain deferred federal and state tax assets will not be realizable. Although realization is not assured, management believes it is more likely than not that all of the remaining deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. In reaching this determination, management reviewed the Company's historical performance and projections of future results. These projections provide positive evidence of future probable realization of the remaining deferred tax asset within the prescribed carryforward timeframe.

The provision (benefit) for income taxes consists of the following:

                                            FISCAL YEARS ENDING

                                 January 29,    January 30,     January 31,
                                    2000           1999            1998
                                              (In Thousands)
Current:
     Federal                          $   ---       $    ---      $(12,964)
     State                                508            364          (688)
                                --------------------------------------------
                                          508            364       (13,652)
                                --------------------------------------------

Deferred:
     Federal                              439        (10,006)       (1,639)
     State                              1,268         (1,086)       (2,208)
                                --------------------------------------------
                                        1,707        (11,092)       (3,847)
                                --------------------------------------------

Total provision (benefit)             $ 2,215       $(10,728)     $(17,499)
                                --------------------------------------------

The following is a reconciliation between the statutory and effective income tax rates:

                                                                         FISCAL YEARS ENDING
                                                                 January 29,  January 30,   January 31,
                                                                    2000         1999          1998
Statutory federal income tax rate                                  (34.0%)      (35.0%)       (35.0%)
State income and other taxes, net of federal tax benefit            (1.6)        (4.4)         (2.6)
Permanent items                                                       .2         --            --
Change in valuation allowance                                       55.4          1.9          --
Expiration of capital loss carryforward                              1.6         --            --
                                                               ----------------------------------------

Effective tax rate                                                  21.6%       (37.5%)       (37.6%)
                                                               ----------------------------------------

The Company received income tax refunds of $75,000 and $12,984,000 for fiscal years 2000 and 1999, respectively, and the Company paid income taxes of $195,000 during fiscal year 1998. These figures represent the net of payments and receipts. The above refund of $12.9 million related to losses incurred by the Company in fiscal 1998, which were carried back against federal income tax payments in prior years.

During the first quarter of fiscal year 1999, the IRS completed an examination of the Company's federal income tax returns for fiscal years 1992 through 1996. Taxes on the adjustments proposed by the IRS, excluding interest, amount to approximately $4.9 million. The IRS has challenged the fiscal tax year in which various income and expense deductions were recognized, resulting in potential timing differences of previously paid federal income taxes. The Company is currently appealing the proposed adjustments through the IRS appeals process. The Company believes that these adjustments will be reduced through the appeals process and, in the opinion of management, adequate provisions have been made for all income taxes and interest. The Company believes that any adjustments to prior periods that may arise as a result of this process will not have a material impact on the results of operations and financial condition of the Company.

E. COMMITMENTS AND CONTINGENCIES

At January 29, 2000, the Company was obligated under operating leases covering store and office space, automobiles and certain equipment for future minimum rentals as follows:

                                                 TOTAL
FISCAL                                      (In Thousands)
2001                                                 $16,770
2002                                                  15,576
2003                                                  13,552
2004                                                  12,180
2005                                                   9,332
Thereafter                                             9,862
                                         --------------------
                                                     $77,272
                                         --------------------

The Company signed a lease for its corporate headquarters in Needham, Massachusetts, during fiscal 1996. The term of the lease is for ten years ending in November 2005. The lease provides for the Company to pay all related costs associated with the land and headquarters building. The Company entered into a lease agreement effective April 1, 1998 to sublease approximately 15,000 square feet to a sublessee for a term of five to eight years. The Company also entered into a second lease agreement effective July 1, 1998 to sublease an additional 15,300 square feet to a sublessee for a term of five to seven years. The Company's commitment under this lease has been reduced by the expected future rental income to be received from the Company's two sublessees.

In addition to future minimum rental payments, many of the store leases include provisions for common area maintenance, mall charges, escalation clauses and additional rents based on a percentage of store sales above designated levels.

Amounts charged to operations for the above occupancy costs, automobile and leased equipment expense were $22,571,000, $30,480,000 and $36,458,000 in fiscal years 2000, 1999 and 1998, respectively. Of these amounts charged to operations, $23,000, $173,000 and $402,000 represent payments based upon a percentage of adjusted gross sales as provided in the lease agreement for the fiscal years ended 2000, 1999 and 1998, respectively.

The Company remains principally liable on three leases which were assigned to Levi's Only Stores, Inc., a wholly-owned subsidiary of Levi Strauss & Co., in connection with the sale of the Company's Original Levi's(R) Store(TM) located in Minneapolis, Minnesota, and the two Dockers(R) Shops located in Minneapolis, Minnesota, and Cambridge, Massachusetts. The store leases in Minneapolis and Cambridge expire in January 2003 and January 2002, respectively.

In fiscal 2000, the Company entered into severance agreements with three of its previous executives. Under the terms of the agreements, the Company is committed to pay severance to each executive for a two-year period. One of the three severance agreements requires the Company to maintain a letter of credit equal to the outstanding severance liability. At January 29, 2000, the Company has an outstanding liability related to these agreements of $1.9 million. The balance of the letter of credit outstanding at yearend is $531,000.

On April 10, 2000, subsequent to yearend, the Company entered into a two-year employment agreement with its newly appointed President and Chief Executive Officer. The agreement, which expires on April 10, 2002, provides for a minimum salary level, stock options and bonuses as determined by the Compensation Committee of the Company's Board of Directors. The aggregate commitment for future salaries at January 29, 2000, excluding bonuses, is $750,000.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the resolution of these matters will not have an adverse impact on the results of operations or the financial position of the Company.

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

The Company's Board of Directors and its stockholders also previously approved the 1987 Non-Qualified Stock Option Plan (the "Non-Qualified Plan") pursuant to which stock options to purchase up to 337,500 shares of Common Stock which are not "incentive stock options" (as defined in Section 422 of the Internal Revenue Code, as amended) may be issued to key employees (including executive officers and directors of the Company) and directors who are not employees of the Company. The Non-Qualified Plan is administered by the Compensation Committee of the Company's Board of Directors, which designates the optionees, number of shares for each option grant, option prices (which may not be less than 85% of the fair market value on the date of grant), date of grant, vesting schedule (ranging from three to five years) and period of option (which may not be more than ten years). All Non-Qualified Plan options are non-assignable. The Non-Qualified Plan terminates when all shares issuable have been issued. Outstanding options under both the Incentive Plan and the Non-Qualified Plan expire seven to ten years after the date of grant. At the beginning of fiscal 1998 there were 76,948 options with an exercise price of $2.53 outstanding under the Non-Qualified Plan. All 76,948 options were exercised during fiscal 1998. There was no activity under this plan in fiscal 1999 or fiscal 2000.

On April 3, 1992, the Board of Directors adopted the 1992 Stock Incentive Plan (the "1992 Plan"), which became effective on June 9, 1992 when it was approved by the stockholders of the Company. Under the 1992 Plan, as amended, up to 1,850,000 shares of Common Stock may be issued pursuant to "incentive stock options" (as defined in Section 422 of the Internal Revenue Code, as amended), options which are not "incentive stock options," conditioned stock awards, unrestricted stock awards and performance share awards. The 1992 Plan is administered by the Compensation Committee, all of the members of which are non-employee directors. The Compensation Committee makes all determinations with respect to amounts and conditions covering awards under the 1992 Plan. No Incentive Stock Options may be granted under the 1992 Plan after April 2, 2002. Options have never been granted at a price less than fair value on the date of the grant. Options granted to employees, executives and directors typically vest over five, three and three years, respectively, with the exception of the premium priced options issued to the executives which vest over a five-year period. Options granted under the 1992 Plan expire ten years from the date of grant. The 1992 Plan terminates when all shares issuable thereunder have been issued.

By written consent dated as of April 28, 1997, the Board of Directors authorized an increase in the number of shares issuable under the 1992 Plan to 2,430,000. In addition, the Board of Directors authorized an increase in the number of shares that may be granted during any fiscal year to any individual participant from 75,000 to 270,000 shares, but only if all such stock options have a per share exercise price not less than 200% of fair market value of one share of Common Stock on the date of grant. Furthermore, they authorized the elimination of certain provisions of the 1992 Plan that are no longer required by Rule 16b-3 under the Securities Exchange Act. The stockholders approved this increase and the other amendments to the 1992 Plan at the Annual Meeting held on June 10, 1997.

On October 28, 1999, the Company entered into a consulting agreement with Jewelcor Management Inc. ("JMI"), whereby the Company has given JMI the right to receive a non-qualified stock option exercisable for up to 400,000 shares of the Company's Common Stock. These options, which will expire on April 30, 2002 if not exercised, will be granted as compensation for consulting services to be performed over the following six-month term of the agreement. These 400,000 options will be issued outside of the 1992 Incentive Plan at an exercise price of $1.16. When issued, these options will be fully vested and exercisable. The Company will determine the fair value of these options using the Black Scholes model. The fair value of such options will be accounted for as an increase in Additional Paid In Capital and will offset amounts due to JMI as compensation for services. See Note G.

A summary of shares subject to the option plans described above is as follows:

1987 Incentive Stock Option Plan
                                                              FISCAL YEAR
--------------------------------------------------------------------------------
                                                         2000     1999    1998
                                                        ------------------------
Outstanding at
      beginning of year                                  9,000    9,000   97,306
Options granted                                             --       --       --
Options canceled                                         9,000       --   20,900
Options exercised                                           --       --   67,406
                                                        ------------------------

Outstanding at end of year                                  --    9,000    9,000
                                                        ------------------------

Options exercisable at
      end of year                                           --    9,000    9,000
Common shares reserved for
      Future grants at end
      of year                                               --       --       --
Weighted-average exercise price per option:
      Outstanding at beginning of year                           $11.17   $ 4.01
      Granted during the year                               --       --       --
      Canceled during the year                              --       --   $ 7.15
      Exercised during the year                             --       --   $ 2.07
      Outstanding at end of year                            --   $11.17   $11.17

1992 Stock Incentive Plan

                                                          FISCAL YEAR
                                                 -------------------------------
                                                   2000       1999       1998
--------------------------------------------------------------------------------
Outstanding at
      beginning of year                          2,103,225  2,041,749  1,660,400
Options granted                                    261,106    304,478    708,750
Options canceled                                 1,625,600    191,649    327,401
Options exercised                                  237,656     51,353         --
                                                 -------------------------------

Outstanding at end of year                         501,075  2,103,225  2,041,749
                                                 -------------------------------

Options exercisable at
      End of year                                  396,075  1,272,615  1,145,397
Common shares reserved
      for future grants at
      end of year                                1,624,266    259,772    372,851

Weighted-average exercise price per option:
      Outstanding at beginning of year           $   10.94  $   12.02  $   12.00
      Granted during the year                         1.60       0.97      10.65
      Canceled during the year                       12.15       9.09       8.99
      Exercised during the year                       1.10       1.66         --
      Outstanding at end of year                 $    6.68  $   10.94  $   12.02

The following table summarizes information about stock options outstanding under the 1992 Plan at January 29, 2000:

                          Options Outstanding                                     Options Exercisable

                ---------------------------------------                   ---------------------------------

                                                            Weighted                            Weighted
Range of Exercise        Number          Remaining          Average            Number            Average
Prices                Outstanding     Contractual Life   Exercise Price     Exercisable      Exercise Price
$0.66  to  $2.15          189,125          9.5 years        $   1.26            84,125            $   1.25
 4.30  to   6.45           41,500          6.1 years            4.44            41,500                4.44
 6.46  to   8.60           97,000          4.4 years            7.81            97,000                7.81
 8.61  to  10.75           49,500          3.3 years            9.00            49,500                9.00
10.76  to  12.90           66,450          1.7 years           11.17            66,450               11.17
15.06  to  17.20            6,000          4.2 years           15.25             6,000               15.25
17.21  to  17.75           51,500          2.6 years           17.75            51,500               17.75
----------------    -------------                                         -----------

$0.66  to $17.75          501,075                                             396,075
                    -------------                                         -----------

During the fourth quarter of fiscal 2000, stock options covering an aggregate of 90,000 shares of Common Stock were issued outside of the 1992 Plan to three non-employee directors as part of their consulting agreements with the Company. See Note G. These options have exercise prices between $1.16 and $1.44 and are fully vested and exercisable. All 90,000 options remain outstanding at January 29, 2000.

Subsequent to yearend, the Company granted 75,000 incentive stock options and 225,000 non-qualified options to its President and Chief Executive Officer as part of his employment agreement. See note E. These options have a three-year vesting and are exercisable at $1.19 per share.

When shares are sold within one year of exercise or within two years from date of grant, the Company derives a tax deduction measured by the excess of the market value over the option price at the date the shares are sold, which approximated $18,256 in fiscal year 1998. There were no tax deductions taken for fiscal years 1999 and 2000.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued by the FASB in 1995 and requires the Company to elect either expense recognition under SFAS 123 or its disclosure-only alternative for stock-based employee compensation. The Company has elected the disclosure-only alternative and, accordingly, no compensation cost has been recognized. The Company has disclosed the pro forma net income or loss and per share amounts using the fair value based method.

Had compensation costs for the Company's grants for stock-based compensation been determined consistent with SFAS 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                                          FISCAL YEARS ENDED
                                                      ----------------------------------------------------------
(In Thousands, Except per Share Amounts)              January 29, 2000     January 30, 1999     January 31, 1998
                                                      ----------------------------------------------------------
Net loss - as reported                                    $(12,493)            $(18,541)            $(29,063)
Net loss - pro forma                                      $(12,614)            $(18,782)            $(29,383)

Loss per share- basic and diluted as reported             $  (0.78)            $  (1.17)            $  (1.86)
Loss per share- basic and diluted pro forma               $  (0.78)            $  (1.19)            $  (1.88)

The effects of applying SFAS 123 in this pro-forma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards prior to 1995 and additional awards are anticipated.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2000, 1999 and 1998: expected volatility of 93.7% in fiscal 2000, 92.8% in fiscal 1999 and 63.97% in fiscal 1998;
risk-free interest rate of 6.6%, 5.0% and 6.2% in fiscal 2000, 1999 and 1998, respectively; and expected lives of 4.5 years. No dividend rate was used for fiscal 2000, 1999 and 1998. The weighted- average fair value of options as well as restricted stock granted in fiscal 2000, 1999 and 1998 was $1.60, $0.97 and $1.93, respectively.

G. RELATED PARTIES

On October 28, 1999, the Company entered into a consulting agreement with Jewelcor Management, Inc. ("JMI"), a 14.7% stockholder of the Company, to assist in developing and implementing a strategic plan for the Company and for other related consulting services as may be agreed upon between JMI and the Company. As compensation for these services, JMI was given the right to receive a non-qualified stock option to purchase up to 400,000 shares of the Company's Common Stock, exercisable at the closing price on October 28, 1999. Any remaining compensation due will be paid to JMI in cash or stock. In Fiscal 2000, the Company has recorded $240,000 in compensation expense related to this agreement. In October 1999, the Company also reimbursed JMI $400,000, which was paid in shares of the Company's Common Stock, for expenses incurred by JMI in connection with the recent proxy solicitation. Based on the closing price of the stock on October 29, 1999, JMI received 346,021 shares of the Company's Common Stock. Subsequently, on April 7, 2000, Seymour Holtzman, President and Chief Executive Officer of JMI, was elected to the Company's Board of Directors and on April 11, 2000 was elected Chairman of the Board.

The Company has also entered into three consulting agreements with three of its other Board members: John J. Schultz, Robert L. Patron and George T. Porter, Jr.

On October 28, 1999, the Company engaged John J. Schultz, under a consulting agreement, to act as President and Chief Executive Officer of the Company on an interim basis and to assist in the search for a permanent President and Chief Executive Officer. As compensation for those services and additional services he may provide subsequent to April 10, 2000, Mr. Schultz is paid a rate of $2,000 per day, payable at his election in cash or in shares of Common Stock, plus reimbursement of reasonable out-of-pocket expenses. Mr. Schultz' compensation also includes the grant of stock options exercisable for up to 15,000 shares of the Company's Common Stock for each year in which Mr. Schultz serves as President and CEO. The per share exercise price of these options will be the closing price of shares of Common Stock on the date of grant. For the year ending January 29, 2000, Mr. Schultz was paid $83,311 as compensation and reimbursement of expenses and received 30,000 options. Subsequent to yearend, the Company granted John J. Schultz 65,000 options outside of the 1992 Incentive Plan as part of his consulting services.

On November 19, 1999, the Company entered into a consulting agreement with Business Ventures International, Inc., a company affiliated with Robert Patron, a member of the Board, to advise the Company with regard to real estate matters. As compensation for these services, Mr. Patron is paid a rate of $2,000 per day, payable at his election in cash or in shares of Common Stock, plus reimbursement of reasonable out-of-pocket expenses. Mr. Patron's compensation also includes the grant of stock options exercisable for up to 15,000 shares of the Company's Common Stock for each year in which Mr. Patron furnishes real estate consulting services to the Company. The per share exercise price of these options will be the closing price of shares of Common Stock on the date of grant. For the year ending January 29, 2000, Mr. Patron was paid $14,000 as compensation and received 30,000 options.

On February 8, 2000, the Company retained Mr. Porter as a consultant to advise the Company with regard to merchandising strategies and operations. As compensation for these services, Mr. Porter is paid a rate of $2,000 per day, payable at his election in cash or in shares of Common Stock, plus reimbursement of reasonable out-of-pocket expenses. Mr. Porter's compensation also includes the grant of stock options exercisable for up to 15,000 shares of the Company's Common Stock for each year in which Mr. Porter furnishes consulting services to the Company. The per share exercise price of these options will be the closing price of shares of Common Stock on the date of grant. For the year ending January 29, 2000, Mr. Porter was paid $7,373 as compensation and reimbursement of expenses and received 30,000 options.

H. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan that covers all eligible employees who have completed one year of service. Under this plan, the Company may provide matching contributions up to a stipulated percentage of employee contributions. The expenses of the plan are fully funded by the Company; and the matching contribution, if any, is established each year by the Board of Directors. For fiscal 2000, the matching contribution by the Company was set at 50% of contributions by eligible employees up to a maximum of 6% of salary. The Company recognized $141,000, $241,000 and $279,000 of expense under this plan in fiscal 2000, 1999 and 1998, respectively.

I. RESTRUCTURING

Fiscal 2000

During the fourth quarter of fiscal 2000, the Company recorded a pre-tax charge of $15.2 million related to inventory markdowns, the abandonment of the Company's Boston Traders(R) and related trademarks, severance, the closure of the Company's five Buffalo Jeans (R) Factory Stores and its five remaining Designs stores. All of these stores were closed and all employees were severed by the end of fiscal 2000. Of the $15.2 million charge, $7.8 million, which relates to markdowns, is reflected as a reduction in gross margin for fiscal 2000. This pre-tax charge of $15.2 million included cash costs of approximately $3.6 million related to lease terminations and corporate and store severance, and approximately $11.6 million of non-cash costs related to inventory markdowns and the impairment of trademarks and store assets. Based on management's review of the Company's remaining Levi's(R) and Dockers(R) Outlet by Designs stores, no additional store closing reserves were needed at January 29, 2000. At January 29, 2000, the remaining reserve balance related to these store closings was $6.7 million, which primarily related to landlord settlements, severance and markdowns.

In addition, the Company also recorded a write-down of tax assets of $6.0 million attributable to the potential that certain deferred federal and state tax assets may not be realizable.

Fiscal 1999

During the third quarter of fiscal 1999, the Company announced its plans to close, through lease terminations and expirations, 14 unprofitable Designs stores, eight unprofitable Boston Trading Co.(R)/BTC(TM) stores and eight Original Levi's Stores(TM) operated by the OLS Partnership. This store closing strategy resulted in the Company recording a pre-tax charge of $13.4 million. The total cost to close these stores was $10.5 million, which is $2.9 million less than the original charge, primarily due to favorable landlord negotiations on lease termination payments. As a result, the Company recognized pre-tax income of $2.9 million in the fourth quarter of fiscal 1999. Total cash costs were $4.2 million related to lease terminations, employee severance and other related expenses. The remainder of the $10.5 million charge consists of non-cash costs of approximately $6.3 million in store fixed asset write-offs. All of these stores were closed by the end of fiscal 1999.

In the fourth quarter of fiscal 1999, the Company recorded a pre-tax charge of $5.2 million, or $(0.20) per share after tax, related to the decision to close three BTC(TM) mall stores, one Designs mall store, and four Boston Traders(R) Outlet stores and to further reduce corporate headcount. The total cost of severance and store closings was $717,000 less than the original charge due to favorable landlord negotiations on lease termination payments. As a result, the Company recognized income of $717,000 in the fourth quarter of fiscal 2000 and is reflected in the Provision for Impairment of assets, store closing and severance on the Consolidated Statement of Operations for fiscal 2000.

Fiscal 1998

In the second quarter of fiscal 1998, the Company recorded a pre-tax charge of $20 million related to its shift in strategy away from the vertically integrated Boston Traders(R) private label concept to a strategy with greater emphasis on name brands. This decision involved the liquidation of Boston Traders(R) brand products, the closure of the Company's New York City product development office and the closure of 17 Designs stores and 16 Boston Traders(R) Outlet stores. Total costs to close related to this shift in strategy and the closure of the stores was $19.9 million which included cash costs of $6.0 million related to lease terminations, the cost of canceling private label fabric commitments, severance associated with the closing of the New York office, and other miscellaneous expenses. The remainder of the $19.9 million charge consisted of non-cash costs of approximately $13.9 million, which included $12.4 million of markdowns at cost related to the liquidation of Boston Traders(R) brand product and $1.5 million for write-offs of store fixed assets. Merchandise markdowns and costs associated with the cancellation of fabric commitments, which total approximately $13.9 million were included in cost of goods sold for the fiscal year ending January 31, 1998. There was no reserve balance remaining related to this charge at January 29, 2000 and January 30, 1999.

In the fourth quarter of fiscal year 1998, the Company incurred an additional pre-tax charge of $1.6 million relating primarily to severance, benefits and other costs associated with a reduction in its home office and field staff. This reduction in force resulted in the elimination of 47 positions, or approximately 25%, of the Company's headquarters and field management staff. This charge was included in the restructuring charge in the Company's Consolidated Statement of Operations for the year ended January 31, 1998. Total actual costs related to this reduction in staff were $1.4 million as compared to the original charge of $1.6 million. The remaining reserve balance at January 31, 1998 was $1.3 million. There was no reserve balance remaining related to this charge at January 29, 2000 and January 30, 1999.

J. FORMATION OF JOINT VENTURE

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

In October 1998, the Company announced that it had reached an agreement with LOS to dissolve and wind up the OLS Partnership. Pursuant to this agreement, the OLS Partnership distributed to the Designs JV subsidiary 11 Levi's(R) Outlet stores, valued at a net book value of approximately $6.3 million. In addition, the OLS Partnership distributed three Original Levi's Stores(R) to LDJV Inc. The net book value of these three Original Levi's Stores(R) was approximately $5.5 million, which was greater than LDJV Inc.'s equity interest in the OLS Partnership. Consequently, LDJV Inc. made a $2.9 million capital contribution of cash to the OLS Partnership at October 31, 1998.

In connection with the plan to dissolve and wind up the OLS Partnership, the OLS Partnership recorded a pre-tax charge of $4.5 million in fiscal 1999 related to the closing of the eight Original Levi's Stores(R) that it did not distribute. This $4.5 million charge is included in the total $13.4 million charge recorded by the Company in fiscal 1999 and discussed in Note I above. The total costs to close these stores was $1.3 million less than the original charge, primarily due to favorable landlord negotiations on lease termination payments. This $1.3 million was part of the total $2.9 million recognized as restructuring income in fiscal 1999. See Note I above.

K.OUTLET STORE ACQUISITION

On September 30, 1998, the Company acquired 25 outlet stores from LOS for a purchase price of approximately $9.7 million. These stores, 16 of which now operate under the names "Dockers(R) Outlet by Designs" and nine of which operate under the name "Levi's(R) Outlet by Designs," are located in the eastern United States. A portion of the purchase price for these stores, approximately $5.1 million, was for inventory. The remainder of the purchase price, approximately $4.6 million, was for fixed assets associated with these stores. The Company also assumed the obligations associated with the real estate leases for the stores.

L.SEGMENT DISCLOSURES

Through the end of the third quarter of fiscal 2000, the Company operated its business under two reportable store segments (i) Outlet Store Group and (ii) Specialty Store Group. On November 24, 1999, the Company announced that its Board of Directors had decided to close its five remaining Designs stores and its five Buffalo Jeans Factory Stores by the end of fiscal 2000.

As a result of these transactions, the Company now operates and manages its business under one reportable store segment, the Outlet Store group. "Closed stores and Other" includes the operations of all stores closed through the end of fiscal 2000.

Outlet Store Group: At January 29, 2000, this store group included the Company's 59 Levi's(R)/Dockers(R) Outlet by Designs stores, 27 Dockers(R) Outlet stores and 11 Levi's(R) Outlet stores. These outlet stores all operate in outlet centers located primarily in the Eastern United States and primarily sell close out and end of season merchandise from Levi Strauss & Co.

Closed Stores and Other: This group included the Designs, Boston Trading Co.(TM), Buffalo Jeans Factory Stores and Boston Traders(R) Outlet stores that were closed as part of its store closing programs. The operations of the three Original Levi's Stores(TM) that were distributed to LDJV, Inc. in October 1998 and the operations of the eight Original Levi's Stores(TM) that were closed in fiscal 1999 are also included in this group.

The accounting policies of the reportable segments are the same as those described in Note A. The Company evaluates individual store profitability in terms of a store's "Contribution to Profit" which is defined by the Company as gross margin less occupancy costs and all store specific expenses such as payroll, advertising, insurance and depreciation.

Below is a summary of the results of operations for the "Outlet Store Group" and "Closed Stores and Other" for the three years ended January 29, 2000:

For the year ended January 29, 2000

                                                        Closed
(in thousands)                           Outlets       and Other        Total
Sales                                   $ 179,502      $  12,690      $ 192,192
Merchandise margin                         76,733          3,435         80,168
Markdown reserves                          (6,536)        (1,311)        (7,847)
Occupancy costs                           (21,741)        (3,140)       (24,881)
Gross margin                               48,456         (1,016)        47,440
Depreciation/amortization                  (3,338)          (923)        (4,261)
Contribution to profit                     25,041         (4,616)        20,425
Non-recurring charges                      (6,536)        (7,999)       (14,535)

Segment Assets:
Inventory, net                             57,022             --         57,022
Fixed assets, net                          12,304          4,433         16,737
Capital expenditures                        6,006            347          6,353

For the year ended January 30, 1999

                                                        Closed
(in thousands)                           Outlets       and Other        Total
Sales                                   $ 149,733      $  51,901      $ 201,634
Merchandise margin                         61,711         15,165         76,876
Markdown reserves                              --           (800)          (800)
Occupancy costs                           (18,267)       (15,560)       (33,827)
Gross margin                               43,444         (1,195)        42,249
Depreciation/amortization                  (3,103)        (4,217)        (7,320)
Contribution to profit                     19,393        (17,379)         2,014
Non-recurring charges                          --        (15,700)       (15,700)

Segment Assets:
Inventory, net                             50,815          7,110         57,925
Fixed assets, net                           9,024          8,764         17,788
Capital expenditures                           --            510            510

For the year ended January 31, 1998

                                                        Closed
(in thousands)                           Outlets       and Other        Total
Sales                                   $ 173,389      $  92,337      $ 265,726
Merchandise margin                         68,114         24,394         92,508
Markdown reserves                              --        (13,900)       (13,900)
Occupancy costs                           (16,974)       (23,276)       (40,250)
Gross margin                               51,140        (12,782)        38,358
Depreciation/amortization                  (3,047)        (5,749)        (8,796)
Contribution to profit                     24,322         (8,622)        15,700
Non-recurring charges                          --        (21,600)       (21,600)

Segment Assets:
Inventory, net                             36,742         18,230         54,972
Fixed assets, net                           7,367         27,940         35,307
Capital expenditures                           --          7,762          7,762

Reconciliation of Contribution to Profit to Operating Income (Loss)

(in thousands)                             Fiscal 2000  Fiscal 1999  Fiscal 1998
--------------------------------------------------------------------------------
Contribution to Profit:
   Outlet store segment                      $ 25,041     $ 19,393     $ 24,322
   Closed store and other                      (4,616)     (17,379)      (8,622)
Non-recurring store closing charges           (14,535)     (15,700)     (21,600)
General and Administrative Expenses           (14,961)     (16,700)     (25,781)
Total operating income (loss)                $ (9,071)    $(30,386)    $(46,179)

Reconciliation of depreciation/amortization to Consolidated Statements of Operations

(in thousands)                         Fiscal 2000    Fiscal 1999    Fiscal 1998
--------------------------------------------------------------------------------
Segment depreciation/amortization        $ 4,261        $ 7,320        $ 8,796
Corporate depreciation/amortization        2,241          2,407          2,438
Total depreciation/amortization per
Consolidated Statements of Operations    $ 6,502        $ 9,727        $11,234

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

On October 29, 1999, the Board of Directors of the Company unanimously voted to implement the recommendation of the Company's shareholders to terminate the Company's Shareholders Rights Agreement dated May 1, 1995 between the Company and its transfer agent, Boston EquiServe. The costs to redeem these rights were approximately $180,000 and included as part of selling, general and administrative expenses for fiscal 2000.

N.SELECTED QUARTERLY DATA (UNAUDITED)

                                FIRST       SECOND      THIRD       FOURTH       FULL
                               QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                              ---------------------------------------------------------
                                        (In Thousands, Except Per Share Data)
FISCAL YEAR 2000
Net Sales                     $  39,835   $  42,907   $  56,703   $  52,747   $ 192,192
Gross Profit                     10,217      11,388      18,443       7,392      47,440
Net Income (Loss) (1)              (863)       (536)      2,692     (13,787)    (12,493)
Earnings per Share - Basic        (0.05)      (0.03)       0.17       (0.84)      (0.78)
Earnings per Share - Diluted      (0.05)      (0.03)       0.17       (0.84)      (0.78)

FISCAL YEAR 1999
Net Sales                     $  43,400   $  47,078   $  58,714   $  52,442   $ 201,634
Gross Profit                      9,376       9,337      13,467      10,069      42,249
Net Income (Loss) (2)            (3,052)     (3,094)     (8,746)     (3,649)    (18,541)
Earnings per Share - Basic        (0.19)      (0.20)      (0.55)      (0.23)      (1.17)
Earnings per Share - Diluted      (0.19)      (0.20)      (0.55)      (0.23)      (1.17)

(1) The results for the fourth quarter of fiscal 2000 include a pre-tax charge of $15.2 million for store closings, inventory markdowns, severance and a write-down of impaired assets. Of the $15.2 million, $7.8 million is reflected in gross profit for the fourth quarter of fiscal 2000.
(2) The results for the fourth quarter of fiscal 1999 include a pre-tax charge, net, for store closings and severance of $2.3 million.

Historically, the Company has experienced seasonal fluctuations in net sales, gross profit and net income, with increases occurring during the Company's third and fourth quarters as a result of "Fall" and "Holiday" seasons. In recent years, as the Company's percentage of outlet business increases in relation to total sales, the Company expects that the third and fourth quarters will decrease as a percentage of total sales. Quarterly sales comparisons are not necessarily indicative of actual trends, since such amounts also reflect the addition of new stores, closing of stores and the remodeling of stores during these periods.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 21, 1999 Designs, Inc. (the "Company") dismissed its principal independent accountants Arthur Andersen LLP ("Arthur Andersen"). On December 21, 1999, the Company engaged Deloitte & Touche LLP as its new principal independent accountants. The Company's Board of Directors and its Audit Committee unanimously approved the change of principal independent accountants.

On June 26, 1998 the Company filed with the Commission a Current Report on Form 8-K reporting that the Company had dismissed Coopers & Lybrand L.L.P as its principal independent accountants and had retained Arthur Andersen as its principal independent accountants.

Since Arthur Andersen was retained on June 26, 1998 and thereafter through December 21, 1999 there were no disagreements between the Company and Arthur Andersen on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make reference to the subject matter thereof in its reports. Since Arthur Andersen was retained on June 26, 1998 and thereafter through December 21, 1999 there was no occurrence of the kinds of events described in Item 304(a)(1)(v) of Regulation S-K promulgated by the Commission. In addition, none of the reports issued by Arthur Andersen concerning the Company's financial statements since it was retained on June 26, 1998 and thereafter through December 21, 1999 contain any adverse opinion or disclaimer of opinion. Such reports were not qualified or modified as to uncertainty, audit scope, or accounting principles.

PART III.

Item 10. Directors and Executive Officers of the Registrant

Information with respect to directors and executive officers of the Company is incorporated herein by reference to the Company's definitive proxy statement to be filed within 120 days of the end of the fiscal year ended January 29, 2000.

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the Company's definitive proxy statement to be filed within 120 days of the end of the fiscal year ended January 29, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's definitive proxy statement to be filed within 120 days of the end of the fiscal year ended January 29, 2000.

Item 13. Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days of the end of the fiscal year ended January 29, 2000.

                                    PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

14(a)(1) Financial Statements

The list of consolidated financial statements and notes required by this Item 14(a)(1) is set forth in the "Index to Financial Statements" on page 22 of this Report.

14(a)(2) Financial Statement Schedules

Schedule II- Valuation and Qualifying Accounts for the three years ended January 29, 2000, January 30, 1999 and January 31, 1998 on Page 49 of this report.

All other schedules, other than the one listed above, have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements or notes thereto.

14(a)(3) Exhibits

The list of exhibits required by this Item 14(a)(3) is set forth in the "Index to Exhibits" on pages 50 to 53 of this Report.

14(b) Reports on Form 8-K

The Company reported under Item 6 of Form 8-K, dated April 11, 2000, that James Mitarotonda resigned from as a Director of the Company and that Seymour Holtzman was appointed as a Director of the Company to fill the position.

The Company reported under Item 5 of Form 8-K, dated April 28, 2000, that Seymour Holtzman was elected Chairman of the Company's Board of Directors. The Company also announced that Stanley Berger, one of the original founders of the Company, and David A. Levin, recently appointed as President and Chief Executive Officer, were elected Directors of the Company's Board of Directors, increasing the Board to nine members.

                                   SCHEDULE II
                                  DESIGNS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                   For the Three Years Ended January 29, 2000

                                                  Balance at                                                    Balance
                                                  Beginning of         Net                 Charges/             At End
          Description                             Year                 Provision           Write-offs           Year
Accrued Restructuring Reserves
Year ended January 31, 1998                                            $21,600        (1)  $(18,672)            $2,629         (4)
Year ended January 30, 1999                       $2,629               $15,706        (2)  $(11,174)            $7,161         (5)
Year ended January 29, 2000                       $7,161               $14,545        (3)  $(15,010)            $6,696         (6)

(1) In fiscal 1998, the Company recorded charges of $21.6 million related to severance and its shift in strategy away from the vertically integrated Boston Traders(R) private label concept to a strategy with greater emphasis on name brands. Included in this charge was $13.9 million for merchandise markdowns and costs associated with the cancellation of fabric commitments, which were included in cost of goods sold for the fiscal year ending January 31, 1998.
(2) Included in the severance and store closing charge for fiscal 1999 of $15.7 million, is a markdown reserve of $808,000 which was included in cost of goods sold for the fiscal year ending January 30, 1999.
(3) Included in the severance and store closing charge for fiscal 2000 of $14.5 million, is a markdown reserve of $7.8 million which was included in costs of goods sold for the fiscal year ending January 29, 2000. In addition, the total provision of $14.5 million, included restructuring income of $717,000 recorded in the fourth quarter due to excess reserves which were established in fiscal 1999.
(4) Included in the reserve balance at year end is a markdown reserve of $830,000, which was included in inventory on the consolidated balance sheet.
(5) Included in the reserve balance at year end is a markdown reserve of $808,000 which was included in inventory and $1,981,000 of fixed asset reserves which were included in fixed assets on the consolidated balance sheet.
(6) Included in the reserve balance at year end is a markdown reserve of $3.5 million, which was included in inventory on the consolidated balance sheet.

Exhibits

3.1     Restated Certificate of Incorporation of the Company, as               *
        amended (included as Exhibit 3.1 to Amendment No. 3 of the
        Company's Registration Statement on Form S-1 (No. 33-13402), and Incorporated herein by reference).

3.2     Certificate of Amendment to Restated Certificate of                    *
        Incorporation, as amended, dated June 22, 1993 (included as
        Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q dated June 17, 1996, and incorporated herein by reference).

3.3     Certificate of Designations, Preferences and Rights of a               *
        Series of Preferred Stock of the Company established Series A
        Junior Participating Cumulative Preferred Stock dated May 1,
        1995 (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K dated May 1, 1996 and incorporated herein by reference).

3.4     By-Laws of the Company, as amended (included as Exhibit 3.4 to         *
        the Company's Amendment No. 1 to Annual Report on Form 10-K/A dated May 28, 1999, and incorporated herein by reference).

4.1     Shareholder Rights Agreement dated as of May 1, 1995 between           *
        the Company and its transfer agent (included as Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 1, 1995, and incorporated herein by reference).

4.2     First Amendment dated as of October 6, 1997 to the Shareholder         *
        Rights Agreement dated as of May 1, 1995 between the Company and its transfer agent (included as Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 9, 1997, and incorporated herein by reference).

4.3     Second Amendment dated as of May 19, 1999 to the Shareholders          *
        Rights Agreement between the Company and its transfer agent, as amended (included as Exhibit 4.1 to the Company's Current
        Report on Form 8-K dated May 25, 1999, and incorporated herein by reference).

4.4     Third Amendment dated as of July 7, 1999 to the Shareholders           *
        Rights Agreement between the the Company and it transfer agent, as amended (included as Exhibit 4.1 to the Company's
        Current Report on Form 9-K dated July 13, 1999, and incorporated by reference).

4.5 Notice to Holder of Rights dated November 10, 1999 regarding termination of the Shareholders Rights Agreement.

10.1    1987 Incentive Stock Option Plan, as amended (included as              *
        Exhibit 10.1 to the Company's Annual Report on Form 10-K dated
        April 29, 1993, and incorporated herein by reference).

10.2    1987 Non-Qualified Stock Option Plan, as amended (included as          *
        Exhibit 10.2 to the Company's Annual Report on Form 10-K dated
        April 29, 1993, and incorporated herein by reference).

10.3    1992 Stock Incentive Plan, as amended (included as Exhibit             *
        10.3 to the Company's Quarterly Report on Form 10-Q dated June
        16, 1998, and incorporated herein by reference).

10.4    Senior Executive Incentive Plan for the fiscal year ending             *
        January 29, 2000 (included as Exhibit 10.4 to the Company's
        Annual Report on Form 10-K dated April 30, 1999, and incorporated herein by reference).

10.5    License Agreement between the Company and Levi Strauss & Co.           *
        dated as of April 14, 1992 (included as Exhibit 10,8 to the Company's Annual Report on Form 10-K dated April 29, 1993, and incorporated herein by reference).

10.6    Amended and Restated Trademark License Agreement between the           *
        Company and Levi Strauss & Co. dated as of October 31, 1998
        (included as Exhibit 10.4 to the Company's Current Report on
        Form 8-K dated December 3, 1998, and incorporated herein by reference).

10.7    Amendment to the Amended and Restated Trademark License
        Agreement dated March 22, 2000.

10.8    Amended and Restated Loan and Security Agreement dated as of           *
        June 4, 1998, between the Company and BankBoston Retail
        Finance Inc., as agent for the Lender(s) identified therein
        ("BRBF") and the Lender(s) (included as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 11, 1998, and incorporated herein by reference).

10.9    Fee letter dated as of June 4, 1998, between the Company and           *
        BBRF (included as Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 11, 1998, and incorporated herein by reference).

10.10   First Amendment to Loan and Security Agreement dated as of             *
        September 29, 1998 among the Company, BBRF and the Lender(s) identified therein (included as Exhibit 10.5 to the Company's
        Current Report on Form 8-K dated December 3, 1998, and incorporated herein by reference).

10.11   Second Amendment to Loan and Security Agreement dated as of            *
        October 31, 1998 among the Company, BBRF and the Lender(s) identified therein (included as Exhibit 10.6 to the Company's
        Current Report on Form 8-K dated December 3, 1998, and incorporated herein by reference).

10.12   Third Amendment to Loan and Security Agreement dated as of             *
        October 28, 1999 among the Company, BBRF and the Lender(s) identified therein (included as Exhibit 10.9 to the Company's
        Form 10-Q dated December 14, 1999, and incorporated herein by reference).

10.13 Fourth Amendment to Loan and Security Agreement dated as of March 20, 2000 among the Company, Fleet Retail Finance (f/k/a BankBoston Retail Finance) and the Lender(s) identified therein.

10.14   Amendment and Distribution Agreement dated as of October 31,           *
        1998 among the Designs Partner, the LOS Partner and the OLS
        Partnership (included as Exhibit 10.2 to the Company's Current
        Report on Form 8-K dated December 3, 1998, and incorporated herein by reference).

10.15   Guaranty by the Company of the indemnification obligation of           *
        the Designs Partner dated as of October 31, 1998 in favor of LS & Co. (included as Exhibit 10.3 to the Company's Current
        Report On Form 8-K dated December 3, 1998, and incorporated herein by reference).

10.16   Asset Purchase Agreement between LOS and the Company relating          *
        to the sale by the Company of stores located in Minneapolis, Minnesota dated January 28, 1995 (included as Exhibit 10.9 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated herein by reference).

10.17   Asset Purchase Agreement among Boston Trading Ltd., Inc.,              *
        Designs Acquisition Corp., the Company and others dated April
        21, 1995 (included as 10.16 to the Company's Quarterly Report on Form 10-Q dated September 12, 1995, and incorporated herein by reference).

10.18   Non-Negotiable Promissory Note between the Company and                 *
        Atlantic Harbor, Inc., formerly know as Boston Trading Ltd.,
        Inc., dated May 2, 1995 (included as 10.17 to the Company's
        Quarterly Report on Form 10-Q dated September 12, 1995, and incorporated herein by reference).

10.19   Asset Purchase Agreement dated as of September 30, 1998                *
        between the Company and LOS relating to the purchase by the Company of 16 Dockers(R) Outlet and nine Levi's(R) Outlet stores (included as Exhibit 10.1 to the Company's Current
        Report on Form 8-K dated December 6, 1995, and incorporated herein by reference).

10.20 Consulting Agreement dated as of October 28, 1999 between the Company and Jewelcor Management, Inc.

10.21 Consulting Agreement dated as of October 29, 1999 between the Company and John J. Schultz

10.22 Consulting Agreement dated as of December 15, 1999 between the Company and George T. Porter, Jr.

10.23 Consulting Agreement dated as of November 14, 1999 between the Company and Business Ventures International, Inc.

10.24   Employment Agreement dated as of October 16, 1995 between the          *
        Company and Joel H. Reichman (included as Exhibit 10.1 to the
        Company's Current Report on Form 8-K dated December 6, 1995, and incorporated herein by reference).

10.25   Employment Agreement dated as of October 16, 1995 between the          *
        Company and Scott N. Semel (included as Exhibit 10.2 to the
        Company's Current Report on Form 8-K dated December 6, 1995, and incorporated herein by reference).

10.26   Employment Agreement dated as of May 9, 1997 between the               *
        Company and Carolyn R. Faulkner (included as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q dated June 17,
        1997, and incorporated herein by reference).

10.27 Employment Agreement dated as of March 31, 2000 between the Company and David A. Levin

10.28 Severance Agreement dated as of January 12, 2000 between the Company and Joel H. Reichman

10.29 Severance Agreement dated as of January 20, 2000 between the Company and Scott N. Semel

10.30 Severance Agreement dated as of January 15, 2000 between the Company and Carolyn R. Faulkner

10.31   Indemnification Agreement between the Company and James G.             *
        Groninger, dated December 10, 1998.

10.32   Indemnification Agreement between the Company and Bernard M.           *
        Manuel, dated December 10, 1998.

10.33   Indemnification Agreement between the Company and Peter L.             *
        Thigpen, dated December 10, 1998.

10.34   Indemnification Agreement between the Company and Melvin               *
        Shapiro, dated December 10, 1998.

10.35   Indemnification Agreement between the Company and Joel H.              *
        Reichman, dated December 10, 1998.

10.36   Indemnification Agreement between the Company and Scott N.             *
        Semel, dated December 10, 1998.

10.37   Indemnification Agreement between the Company and Carolyn R.           *
        Faulkner, dated December 10, 1998.

11      Statement re: computation of per share earnings.

21      Subsidiaries of the Registrant.

23.1    Consent of Deloitte and Touche LLP.

23.2    Consent of Arthur Andersen LLP.

23.3    Consent of PricewaterhouseCoopers LLP.

27      Financial Data Schedule.

99      Report of the Company on Form 8-K, dated April 28, 2000                *
        concerning certain cautionary statements of the Company to be taken into account in conjunction with consideration and review of the Company's publicly-disseminated documents
        (including oral statements made by others on behalf of the Company) that include forward looking information.

*       Previously filed with the Securities and Exchange Commission.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DESIGNS, INC.
April 28, 2000

                                       By: /s/ David A. Levin
                                          -------------------
                                           David A. Levin
                                           President and Chief Executive Officer

            Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated, on April 28, 2000.

Signatures

/s/ David A. Levin               President and Chief Executive Officer
----------------------------     (Principal Executive Officer)
David A. Levin

/s/ Kenneth F. Rogers, Jr.       Senior Vice President, Chief Financial Officer
----------------------------     and Treasurer
Kenneth F. Rogers, Jr.           (Principal Financial Officer)

/s/ Seymour Holtzman             Chairman of the Board
----------------------------
Seymour Holtzman

/s/ George T. Porter, Jr.        Director
----------------------------
George T. Porter, Jr.

/s/  Joseph Pennacchio           Director
----------------------------
Joseph Pennacchio

/s/ Robert L. Patron             Director
----------------------------
Robert L. Patron

/s/ Jeremiah P. Murphy, Jr.      Director
----------------------------
Jeremiah P. Murphy, Jr.

/s/ Stanley L. Berger            Director
----------------------------
Stanley L. Berger

/s/ Jesse H. Choper              Director
----------------------------
Jesse H. Choper

/s/ John J. Schultz              Director
----------------------------
John J. Schultz

OTHER SHAREHOLDER INFORMATION

Board of Directors

Seymour Holtzman
Chairman of the Board of Directors
Chief Executive Officer
Jewelcor Management, Inc.

Stanley L. Berger

Jesse Choper
Law Professor
University of California Law School

David A. Levin
President and Chief Executive Officer

Jeremiah P. Murphy, Jr.
President of Harvard Coop

Robert L. Patron
President of Business Ventures International, Inc.

Joseph Pennacchio
President of Aurafin

George T. Porter, Jr.

John J. Schultz

Executive Officers

David A. Levin
President and Chief Executive Officer

Kenneth F. Rogers, Jr.
Senior Vice President
Chief Financial Officer and Treasurer

Daniel O. Paulus
Senior Vice President
General Merchandise Manager

Corporate Officers

Lisa Brennan
Vice President
Planning

Alan B. Gruber
Vice President
Director of Stores

Martin Goldstein
Vice President
Real Estate and Construction

Shelly E. Mokas
Vice President
Controller

Mary Ann Ryan
Vice President
Human Resources

Jeffrey M. Unger
Vice President
Corporate Development

Robert Wilbur
Vice President
Chief Information Officer

Corporate Offices

66 B Street
Needham, MA  02494
(781) 444-7222

Financial Information

Requests for financial information should be directed to the Investor Relations Department at the company's headquarters: Designs, Inc., 66B Street, Needham, MA 02494, (781) 444-7222. A copy of the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Securities and Exchange Commission, may be obtained without charge upon request to the Investor Relations Department.

Annual Meeting

The 2000 Annual Meeting of Stockholders of Designs, Inc. will be held on Monday, June 26, 2000, at 10:00 a.m. at the Sheraton Needham Hotel, 100 Cabot Street, Needham, Massachusetts.

Approximate reporting dates for fiscal year 2001 quarterly earnings are:

Quarter 1:                                           May 15, 2000
Quarter 2:                                           August 14, 2000
Quarter 3:                                           November 13, 2000
Quarter 4 and fiscal year end:                       March 19, 2001

Transfer Agent and Registrar

Inquiries regarding stock transfer requirements, address changes and lost stock certificates should be directed to:

BankBoston
c/o Boston EquiServe Limited Partnership
P.O. Box 8040
Boston, MA  02266-8040
(781) 575-3120

Independent Accountants

Deloitte & Touche
200 Berkeley Street
Boston, Massachusetts 02116

Trademarks

Boston Trading Co.(R), Boston Traders(R) and Traders Collection(R) are registered trademarks of Designs, Inc.

Levi's(R) and Dockers(R) are registered trademarks, and Original Levi's Store(TM) is a trademark, of Levi Strauss & Co.