Form 10-Q
period 2000-04-29
DESIGNS INC
filed 2000-06-13
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


Quarter Ended April 29, 2000                Commission File Number   0-15898



                                  DESIGNS, INC.
                          (Exact name of registrant as
                            specified in its charter)



      Delaware                                           04-2623104
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


  66 B Street, Needham, MA                                02494
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


Yes      X           No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                              Outstanding as of April 29, 2000
         -----                              --------------------------------
         Common                                       16,441,000

                                  DESIGNS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 April 29, 2000, May 1, 1999 and January 29, 2000
                        (In thousands, except share data)


                                                April 29,   May 1,   January 29,
                                                  2000       1999      2000
ASSETS                                         (unaudited)(unaudited)
                                               ----------  ---------- ---------

Current assets:
 Cash and cash equivalents                        $   -    $    -     $    -
 Restricted investment                                -         -        2,365
 Accounts receivable                                   27       480         83
 Inventories                                       51,672    52,480     57,022
 Income taxes refundable and deferred               1,920       802      1,920
 Prepaid expenses                                   1,153     3,031      1,042
                                                  -------  --------   --------
 Total current assets                              54,772    56,793     62,432

Property and equipment, net of
 accumulated depreciation and amortization         17,008    17,142     16,737

Other assets:
 Deferred income taxes                             15,403    18,456     15,215
 Intangible assets, net                               -       2,549        -
 Other assets                                         470       877        693
                                                  -------   -------   --------
 Total assets                                    $ 87,653  $ 95,817   $ 95,077
                                                  =======  ========    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                 $ 5,702  $  7,926    $ 6,801
 Accrued expenses and other current liabilities    10,596     6,278      8,324
 Accrued rent                                       2,322     1,990      2,253
 Reserve for severance and store closings           2,172     3,598      3,228
 Notes payable                                     15,000    12,829     22,202
                                                  -------  --------    -------
 Total current liabilities                         35,792    32,621     42,808
                                                  -------  --------    -------

Stockholders' equity:
 Preferred Stock, $0.01 par value, 1,000,000
  shares authorized, none issued
 Common Stock, $0.01 par value, 50,000,000 shares
  authorized, 16,441,251, 16,217,000 and 16,389,490
  shares issued at April 29, 2000, May 1, 1999
  and January 29, 2000, respectively                  167       162        167
 Additional paid-in capital                        54,637    53,996     54,571
 Retained earnings (deficit)                       (1,113)   10,990       (639)
 Treasury stock at cost, 286,650 shares            (1,830)   (1,830)    (1,830)
 Deferred compensation                                 -       (122)       -
                                                   -------  --------   -------
 Total stockholders' equity                         51,861    63,196    52,269
                                                   -------  --------   -------
Total liabilities and stockholders' equity        $ 87,653  $ 95,817  $ 95,077
                                                   =======  ========   =======


        The accompanying notes are an integral part of the consolidated financial statements.

                                  DESIGNS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                       Three Months Ended
                                                   --------------------------
                                                      April 29,     May 1,
                                                        2000         1999
                                                   --------------------------

Sales                                               $   39,379   $   39,835
Cost of goods sold including
 occupancy                                              28,727       29,618
                                                   --------------------------
Gross profit                                            10,652       10,217

Expenses:
 Selling, general and administrative                     9,745        9,593
 Depreciation and amortization                           1,269        1,726
                                                    --------------------------
Total expenses                                          11,014       11,319
                                                    --------------------------
Operating loss                                            (362)      (1,102)
Interest expense, net                                      415          319
                                                    --------------------------
Loss before income taxes                                  (777)       (1,421)
Benefit for income taxes                                  (303)        (558)
                                                    --------------------------
Net Loss                                              $   (474)    $   (863)
                                                    ==========================



Loss per share- Basic and Diluted                     $  (0.03)    $  (0.05)

Weighted average number of common shares outstanding:
  Basic                                                 16,441       15,889
  Diluted                                               16,441       15,889


 The accompanying notes are an integral part of the consolidated financial statements.

                                  DESIGNS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           Three months ended
                                                          April 29,     May 1,
                                                           2000          1999
                                                        ----------     ---------

Cash flows from operating activities:
 Net loss                                              $   (474)      $  (863)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depreciation and amortization                          1,269         1,726
   Deferred income taxes                                   (187)          114
   Issuance of common stock to Board of Directors            66           103
   Loss from disposal of property
    and equipment                                            -            112

 Changes in operating assets and liabilities:
  Accounts receivable                                        56          (302)
  Inventories                                             5,350         5,445
  Prepaid expenses                                         (111)       (2,120)
  Other assets                                              171           (39)
  Reserve for severance and store closings               (1,056)         (774)
  Income taxes                                             (594)         (530)
  Accounts payable                                       (1,099)       (3,273)
  Accrued expenses and other current liabilities          2,866         2,327
  Accrued rent                                               69           (25)
                                                        -------        -------
 Net cash provided by operating activities                6,326         1,901
                                                        -------        -------

Cash flows from investing activities:
 Additions to property and equipment                     (1,489)       (1,131)
 Proceeds from terminated trust  (Note 6)                 2,365           -
 Proceeds from disposal of property and equipment           -              73
                                                        -------        -------
 Net cash provided by (used for) investing activities       876        (1,058)
                                                        -------        -------

Cash flows from financing activities:
 Net borrowings (repayments) under credit facility       (7,202)         (996)
                                                        -------        -------
 Net cash used for financing activities                  (7,202)         (996)
                                                        -------        -------
Net decrease in cash and cash equivalents                   -            (153)
Cash and cash equivalents:
 Beginning of the year                                      -             153
                                                        -------        -------
 End of the period                                      $   -          $   -
                                                        =======        =======

 The accompanying notes are an integral part of the consolidated financial statements.

                                  DESIGNS, INC.
                   Notes to Consolidated Financial Statements

1.       Basis of Presentation

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company's audited consolidated financial statements for the year ended January 29, 2000 (filed on Form 10-K, as amended, with the Securities and Exchange Commission). The information set forth in these statements may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company's results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's business historically has been seasonal in nature and the results of the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.       Charge for Store Closings

During the fourth quarter of fiscal 2000, the Company recorded a pre-tax charge of $15.2 million, or $0.59 per share after tax, related to inventory markdowns, the abandonment of the Company's Boston Traders(R) and related trademarks, severance, and the closure of the Company's five Buffalo Jeans (R) Factory Stores and its five remaining Designs stores. This pre-tax charge of $15.2 million included cash costs of approximately $3.6 million related to lease terminations and corporate and store severance, and approximately $11.6 million of non-cash costs related to inventory markdowns and the impairment of trademarks and store assets. At April 29, 2000, the remaining reserve balance related to this $15.2 million charge was $2.5 million, which primarily related to landlord settlements and severance.

3.       Boston Trading Ltd., Inc. Litigation

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

4.       Credit Facility

On June 4, 1998 the Company entered into an Amended and Restated Loan and Security Agreement with BankBoston Retail Finance, Inc. (now known as Fleet Retail Finance, Inc.), as agent for the lenders named therein (the "Credit Agreement"). The Credit Agreement, which terminates on June 4, 2001, consists of a revolving line of credit permitting the Company to borrow up to $50 million. Under this credit facility, the Company has the ability to cause the lenders to issue documentary and standby letters of credit up to $5 million. The Company's obligations under the Credit Agreement are secured by a lien on all of the Company's assets. The ability of the Company to borrow under the Credit Agreement is subject to a number of conditions including the accuracy of certain representations and compliance with tangible net worth and fixed charge coverage ratio covenants. The availability of the unused revolving line of credit is limited to specified percentages of the value of the Company's eligible inventory determined under the Credit Agreement, ranging from 60% to 65%. At the option of the Company, borrowings under this facility bear interest at FleetBoston, N.A.'s (formerly known as BankBoston, N.A.) prime rate or at LIBOR-based fixed rates. These interest rates at April 29, 2000 were 9.00% for prime and 8.46% for LIBOR. The Credit Agreement contains certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company. The Company is subject to a prepayment penalty of $250,000 if the Credit Agreement terminates prior to May 4, 2001.

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

At April 29, 2000, the Company had borrowings of approximately $14.0 million outstanding under this facility and had five outstanding standby letters of credit totaling approximately $4.0 million. Average borrowings outstanding under this credit facility for the first quarter of fiscal 2001 were approximately $17.9 million. The Company was in compliance with all debt covenants under the Credit Agreement at April 29, 2000.

5.       Net Loss Per Share

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

                                                           For the
                                                     three months ended
(In thousands)                                  April 29, 2000      May 1, 1999
------------------------------------------------------------------------------
Basic weighted average common
  shares outstanding                              16,441              15,889

Stock options, excluding the effect
  of anti-dilutive options of 29 shares and
  139 shares for April 29, 2000 and May 1, 1999,
  respectively                                       --                 --
                                                 -------              ------
Diluted weighted average shares outstanding       16,441              15,889

Options to purchase shares of the Company's Common
Stock of 348,700 and 1,867,832 for April 29, 2000 and May 1, 1999, respectively, were excluded from the computation of diluted EPS because the exercise price of the options was greater than the average market price per share of Common Stock for the periods reported.

6.       Restricted Investment

In May 1999, the Company deposited $2.3 million in a trust established for the purpose of securing pre-existing obligations of the Company to certain executives under their respective employment agreements. These funds were being held in a trust to pay the amounts that may become due under their employment agreements and to pay any amounts that may become due to them pursuant to their indemnification agreements and the Company's by-laws. In March 2000, subsequent to the Company's fiscal year-end, the trust was terminated, and accordingly, the funds were no longer restricted. The proceeds from the trust were paid directly to Fleet Boston Retail, Inc. to paydown the outstanding balance on the Company's credit facility with Fleet Boston Retail Finance, Inc.

Part I. Item 2.   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations

Results of Operations

Sales

Sales for the first quarter of fiscal 2001 were $39.4 million as compared to sales of $39.8 million in the first quarter of fiscal 2000. Comparable store sales decreased 3 percent for the first quarter of fiscal 2001 as compared with the first quarter of fiscal 2000. Comparable stores are retail locations that have been open at least 13 months. Of the 103 stores that the Company operated at April 29, 2000, 93 were comparable stores.

The decline in total sales of $400,000 or 1.1% for the three months ended April 29, 2000 as compared to the same period in the prior year is due to the comparable store decrease of 3 percent and $4.2 million related to the closed stores in fiscal 2000. This decrease was partially offset by sales generated by new stores of $5.0 million.

Gross Margin

Set forth below are merchandise and gross margin rates and occupancy costs as a percentage of total sales for the first quarter of fiscal 2001 and fiscal 2000.

                                       Gross Margin                Percentage
                                          Rate                     Change at
                             April 29, 2000    May 1, 1999       April 29, 2000
-------------------------------------------------------------------------------

Merchandise Margin              42.0%             41.4%               1.7%
Occupancy Costs                 14.9%             15.7%               4.5%
Gross Margin                    27.1%             25.7%               5.5%


The 1.4 percentage point increase in gross margin in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000 is primarily the result of favorable occupancy costs of 0.8 percentage points and an improved merchandise margin of 0.6 percentage points. Merchandise margin was positively impacted by merchandise mix and higher initial margins on selected merchandise


Selling, General and Administrative Expenses

Set forth below is certain information concerning the Company's selling, general and administrative expenses for the first quarter of fiscal 2001 and fiscal 2000.


(In thousands, except                     April 29, 2000        May 1, 1999
  percentage data)                        $     % of sales     $     % of sales

Selling, General and Administrative     $9,745      24.7%    $ 9,593     24.1%

Store payroll expense, the largest component of selling, general and administrative expenses, was 11.9 percent of sales, compared with 11.7 percent of sales in the prior year. Selling, general and administrative expenses were slightly higher than the prior year due to increased promotional expenses such as advertising and sales incentives for sales associates and higher insurance costs. These expenses were offset by continued cost reductions in corporate overhead.


Depreciation and Amortization

Set forth below are depreciation and amortization expenses for the Company for the first quarter of fiscal 2001 and fiscal 2000.

                                                                   Percentage
(In thousands, except                                              Change at
  percentage data)           April 29, 2000     May 1, 1999      April 29,2000
------------------------------------------------------------------------------
Depreciation and
 Amortization                    $1,269           $1,726             (26.5%)

The decrease in depreciation and amortization expenses in the first quarter of fiscal year 2001 compared to the first quarter of fiscal year 2000 is due to the write-off of fixed assets in fiscal 2000 as part of the Company's store closing program offset slightly by depreciation for new and remodeled stores.


Interest Expense, Net

Net interest expense was $415,000 and $319,000 in the first quarter of fiscal 2001 and fiscal 2000, respectively. This increase was attributable to higher average borrowing levels under the Company's revolving credit facility for the three months ended April 29, 2000 as compared to the same period in the prior year. The Company anticipates, barring unforeseen circumstances, that interest expense for the remainder of fiscal 2001 will be greater than the prior year due to the anticipated additional borrowings under the Company's revolving credit facility. These additional borrowings primarily will fund payments necessary for capital expenditures related to new store openings and a warehouse facility, merchandise purchases for the Levi's(R) and Dockers(R) Outlets by Designs stores and lease terminations in connection with store closings that occurred in the fourth quarter of fiscal 2000.

Net Loss

Set forth below is the net loss for the Company for the first quarter of fiscal 2001 and fiscal 2000.

(In thousands, except           April 29, 2000                  May 1, 1999
  per share data)              $        per share            $       per share
------------------------------------------------------------------------------

Three months ended            $ (474)    $(0.03)             $( 863)   $0.05)


STORE CLOSING PROGRAMS

During the fourth quarter of fiscal 2000, the Company recorded a pre-tax charge of $15.2 million, or $0.59 per share after tax, related to inventory markdowns, the abandonment of the Company's Boston Traders(R) and related trademarks, severance, and the closure of the Company's five Buffalo Jeans (R) Factory Stores and its five remaining Designs stores. This pre-tax charge of $15.2 million included cash costs of approximately $3.6 million related to lease terminations and corporate and store severance, and approximately $11.6 million of non-cash costs related to inventory markdowns and the impairment of trademarks and store assets. At April 29, 2000, the remaining reserve balance related to this $15.2 million charge was $2.5 million, which primarily related to landlord settlements and severance.


Seasonality

Historically, the Company has experienced seasonal fluctuations in revenues and income, exclusive of non-recurring charges, with increases occurring during the Company's third and fourth quarters as a result of "Fall" and "Holiday" seasons. In recent years, the Company's focus has shifted towards its outlet store business and the percentage of mall-based business has been eliminated. Accordingly, the Company's third and fourth quarters, although continuing to generate a greater proportion of total sales, have become less significant to total sales as had previously been the case. This change is due to the seasonality of the Company's outlet business as compared with the mall-based specialty stores.

Liquidity and Capital Resources

The Company's primary cash needs have been for operating expenses, including cash outlays associated with inventory purchases, capital expenditures for new and remodeled stores, severance and lease terminations. During fiscal 2001, the Company expects to incur capital expenditures related to building new outlet stores and outlet store relocations and system enhancements of $5.6 million. The Company expects that cash flow from operations, short-term revolving borrowings and trade credit will enable it to finance its current working capital, store remodeling and opening requirements.

Working Capital and Cash Flows

To date, the Company has financed its working capital requirements, store opening and store closing programs and remodeling programs with cash flow from operations, income tax refunds, and borrowings under the Company's credit facility. Cash provided by operations for the first three months of fiscal 2001 was $6.3 million as compared to cash provided for operations of $1.9 million for the same period in the prior year. This $4.4 million change is primarily due to the timing of cash payments for merchandise and various other monthly expenses.

There was no cash and investment position at April 29, 2000 or May 1, 1999. At April 29, 2000, the Company had borrowings of $14.0 million outstanding under its revolving credit facility as compared to $11.8 million of outstanding borrowings at May 1, 1999 and $21.2 million at January 29, 2000. This decrease in the Company's net borrowing position from January 29, 2000 is primarily due to the positive cash flow from operations which was generated in the three months ended April 29, 2000.

The Company's working capital at April 29, 2000 was approximately $19.0 million, compared to $24.2 million at May 1, 1999. This decrease in working capital was primarily attributable to costs incurred as part of the Company's store closing program in fiscal 2001.

At April 29, 2000, total inventory equaled $51.7 million, compared to $52.5 million at May 1, 1999. The decrease of 1.5 percent in the Company's inventory level was primarily due to the Company's effort to improve inventory management. Total inventory per square foot is down 2.4 percent from the prior year. The Company continues to evaluate and, within the discretion of management, act upon opportunities to purchase substantial quantities of Levi's(R) and Dockers(R) brand products for its Levi's(R) and Dockers(R) Outlet by Designs stores.

The Company stocks its Levi's(R) Outlet by Designs and Dockers(R) Outlet by Designs stores with manufacturing overruns, merchandise specifically manufactured for the outlet stores and discontinued lines and irregulars purchased directly from Levi Strauss & Co. By its nature, this merchandise, including the most popular Levi Strauss & Co. styles of merchandise and the breadth of the mix of this merchandise, is subject to limited availability. The Company may act upon opportunities to purchase substantial quantities of Levi's(R) brand products for its Levi's(R) and Dockers(R) outlet stores.

At April 29, 2000, the accounts payable balance was $5.7 million as compared with a balance of $7.9 million at May 1, 1999. The Company's trade payables to Levi Strauss & Co., its principal vendor, generally are due 30 days after the date of invoice. The Company expects, barring unforeseen circumstances, that any purchases of branded merchandise from vendors other than Levi Strauss & Co. will be limited and will be in accordance with customary industry credit terms.

On June 4, 1998 the Company entered into an Amended and Restated Loan and Security Agreement with BankBoston Retail Finance, Inc. (now known as Fleet Retail Finance, Inc.), as agent for the lenders named therein (the "Credit Agreement"). The Credit Agreement, which terminates on June 4, 2001, consists of a revolving line of credit permitting the Company to borrow up to $50 million. Under this credit facility, the Company has the ability to cause the lenders to issue documentary and standby letters of credit up to $5 million. The Company's obligations under the Credit Agreement are secured by a lien on all of the Company's assets. The ability of the Company to borrow under the Credit Agreement is subject to a number of conditions including the accuracy of certain representations and compliance with tangible net worth and fixed charge coverage ratio covenants. The availability of the unused revolving line of credit is limited to specified percentages of the value of the Company's eligible inventory determined under the Credit Agreement, ranging from 60% to 65%. At the option of the Company, borrowings under this facility bear interest at FleetBoston, N.A.'s (formerly known as BankBoston, N.A.) prime rate or at LIBOR-based fixed rates. These interest rates at April 29, 2000 were 9.00% for prime and 8.46% for LIBOR. The Credit Agreement contains certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company. The Company is subject to a prepayment penalty of $250,000 if the Credit Agreement terminates prior to May 4, 2001.

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

At April 29, 2000, the Company had borrowings of approximately $14.0 million outstanding under this facility and had five outstanding standby letters of credit totaling approximately $4.0 million. Average borrowings outstanding under this credit facility for the first quarter of fiscal 2001 were approximately $17.9 million.

Capital Expenditures

Total cash outlays for capital expenditures for the first three months of fiscal 2001 were $1,488,000, which represents the cost of new and remodeled stores. Total cash outlays for the first three months of fiscal 2000 were $1,131,000. During the first three months of fiscal 2001, the Company remodeled two Levi's(R) Outlet stores, both located in Florida.

The Company's present plans for expansion for the remainder of fiscal 2001, barring unforeseen circumstances, include remodeling an additional nine Levi's(R) Outlet stores and opening five new Levi's(R)/Dockers(R) Outlet by Designs stores.

On October 31, 1998 the Company and Levi Strauss & Co. amended the trademark license agreement (as amended, the "Outlet License Agreement") that authorizes the Company to use certain Levi Strauss & Co. trademarks in connection with the operation of the Company's Levi's(R) Outlet by Designs and Dockers(R) Outlet by Designs stores in 25 states in the eastern portion of the United States. Section 19 of this agreement was subsequently amended on March 22, 2000 to change certain of the Change in Control provisions. Subject to certain default provisions, the term of the Outlet License Agreement was extended to September 30, 2004, and the license for any particular store is the period co-terminous with the lease term for such store (including extension options). Beginning with the amendment to the Outlet License Agreement effective on October 31, 1998, the Outlet License Agreement provides that the Company has the opportunity to extend the term of the license associated with one or more of the Company's older Levi's(R) Outlet by Designs stores by either renovating the store or replacing the store with a new store with an updated format and fixturing. In order to extend the license associated with each of the Company's 59 older outlet stores, the Company must, subject to certain grace periods, complete these renovations or the construction of replacement stores by December 31, 2004.

The Company, with the approval of Levi Strauss & Co., initiated a program to remodel or replace its 59 oldest Levi's(R) Outlet by Designs stores over a five year period, beginning in fiscal 1999. As of April 29, 2000, the Company had closed two of its older 59 Levi's(R) Outlet stores, remodeled eight of the older Levi's Outlet stores and opened ten new Levi's(R)/Dockers(R) Outlet by Designs stores and two Dockers(R) Outlet stores.

The foregoing discussion of the Company's results of operations, liquidity, capital resources and capital expenditures includes certain forward-looking information. Such forward-looking information requires management to make certain estimates and assumptions regarding the Company's expected strategic direction and the related effect of such plans on the financial results of the Company. Accordingly, actual results and the Company's implementation of its plans and operations may differ materially from forward-looking statements made by the Company. The Company encourages readers of this information to refer to
Exhibit 99 of the Company's Annual Report on Form 10-K, previously filed with the United States Securities and Exchange Commission on April 28, 2000, which identifies certain risks and uncertainties that may have an impact on future earnings and the direction of the Company.

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

           The Company utilizes cash from operations and short-term borrowings to fund its working capital needs. This debt instrument is viewed as risk management tools and is not used for trading or speculative purposes. In addition, the Company has available letters of credit as sources of financing for its working capital requirements. Borrowings under this credit agreement, which expires in June 2001, bears interest at variable rates based on FleetBoston, N.A.'s prime rate or the London Interbank Offering Rate ("LIBOR"). These interest rates at April 29, 2000 were 9.0% for prime and 8.42% for LIBOR. Based upon sensitivity analysis as of April 29, 2000, a 10% increase in interest rates would result in a potential loss to future earnings of approximately $161,000 on an annualized basis. .

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

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

A.       Reports on Form 8-K:

         The Company reported under Item 6 of Form 8-K, dated April 11, 2000, that the Company announced that Mr. James Mitarotonda had resigned as a Director of the Company's Board of Directors on April 4, 2000 and that on April 10, 2000 the Company announced the election of Seymour Holtzman to the Board of Directors to fill the vacancy created by Mr. Mitarotonda.

         The Company reported under Item 5 of Form 8-K, dated April 28, 2000, that the Company announced that Seymour Holtzman was elected Chairman of the Board of Directors. In addition, the Company also announced that David A. Levin, President and Chief Executive Officer and Stanley I. Berger, one of the Company's original founders, were appointed as Directors of the Company, increasing the Company's Board of Directors to nine members.

         The Company reported under Item 5 of Form 8-K, dated May 26, 2000, that the Company announced on May 5, 2000 that Alan Cohen was appointed a Director of the Company's Board of Directors, increasing the board to ten members.


B.       Exhibits:

3.1 Restated Certificate of Incorporation of the Company, as amended (included as Exhibit 3.1 to Amendment No. 3 of the Company's
      Registration Statement on Form S-1 (No. 33-13402), and incorporated
      herein by reference).                                                   *

3.2 Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated June 22, 1993 (included as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q dated June 17, 1996, and incorporated
      herein by reference).                                                   *

3.3 Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company established Series A Junior Participating Cumulative Preferred Stock dated May 1, 1995(included as Exhibit 3.2 to the Company's Annual Report on Form 10-K dated May 1, 1996 and
      incorporated herein by reference).                                      *

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

4.4 Third Amendment dated as of July 7, 1999 to the Shareholder Rights Agreement between the Company and its transfer agent, as amended (included as Exhibit 4.1 to the Company's Current Report on Form 9-K
      dated July 13, 1999, and incorporated herein by reference).             *

4.5   Notice to Holder of Rights dated November 10, 1999 regarding termination of the Shareholder Rights Agreement (included as Exhibit
      4.5 to the Company's Form 10-K dated April 28, 2000, and incorporated
      herein by reference).                                                   *

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

10.4 Senior Executive Incentive Plan for the fiscal year ending January 29, 2000 (included as Exhibit 10.4 to the Company's Annual Report on Form
      10-K dated April 30, 1999, and incorporated herein by reference).       *

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

10.7 Amendment to the Amended and Restated Trademark License Agreement dated March 22, 2000 (included as Exhibit 10.7 to the Company's Form 10-K
      dated April 28, 2000, and incorporated herein by reference).            *

10.8 Amended and Restated Loan and Security Agreement dated as of June 4, 1998, between the Company and BankBoston Retail Finance Inc., as agent for the Lender(s) identified therein ("BBRF") and the Lender(s)
      (included as Exhibit 10.1 to the Company's Current Report on Form
      8-K dated June 11, 1998, and incorporated herein by reference).         *

10.9 Fee letter dated as of June 4, 1998, between the Company and BBRF (included as Exhibit 10.2 to the Company's Current Report on Form 8-K
      dated June 11, 1998, and incorporated herein by reference).             *

10.10 First Amendment to Loan and Security Agreement dated as of
      September 29, 1998 among the Company, BBRF and the Lender(s) identified therein (included as Exhibit 10.5 to the Company's Current Report on
      Form 8-K dated December 3, 1998, and incorporated herein by reference). *

10.11 Second Amendment to Loan and Security Agreement dated as of October 31, 1998 among the Company, BBRF and the Lender(s) identified therein (included as Exhibit 10.6 to the Company's Current Report on Form 8-K
      dated December 3, 1998, and incorporated herein by reference).          *

10.12 Third Amendment to Loan and Security Agreement dated as of October 28, 1999 among the Company, BBRF and the Lender(s) identified therein (included as Exhibit 10.9 to the Company's Form 10-Q dated December 14,
      1999, and incorporated herein by reference).                            *

10.13 Fourth Amendment to Loan and Security Agreement dated as of March 20, 2000 among the Company, Fleet Retail Finance (f/k/a BankBoston Retail Finance) and the Lender(s) identified therein (included as Exhibit
      10.13 to the Company's Form 10-K dated April 28, 2000, and incorporated
      herein by reference).                                                   *

10.14 Amendment and Distribution Agreement dated as of October 31, 1998 among the Designs Partner, the LOS Partner and the OLS Partnership (included as Exhibit 10.2 to the Company's Current Report on Form 8-K dated
      December 3, 1998, and incorporated herein by reference).                *

10.15 Guaranty by the Company of the indemnification obligation of the
      Designs Partner dated as of October 31, 1998 in favor of LS & Co. (included as Exhibit 10.3 to the Company's Current Report on Form 8-K
      dated December 3, 1998, and incorporated herein by reference).          *

10.16 Asset Purchase Agreement between LOS and the Company relating to the sale by the Company of stores located in Minneapolis, Minnesota dated January 28, 1995 (included as Exhibit 10.9 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated herein by
      reference).                                                             *

10.17 Asset Purchase Agreement among Boston Trading Ltd., Inc., Designs Acquisition Corp., the Company and others dated April 21, 1995 (included as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q dated
      September 12, 1995, and incorporated herein by reference).              *

10.18 Non-Negotiable Promissory Note between the Company and Atlantic
      Harbor, Inc., formerly know as Boston Trading Ltd., Inc., dated
      May 2, 1995 (included as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q dated September 12, 1995, and incorporated herein by
      reference).                                                             *

10.19 Asset Purchase Agreement dated as of September 30, 1998 between the Company and LOS relating to the purchase by the Company of 16 Dockers(R)Outlet and nine Levi's(R)Outlet stores (included as
      Exhibit 10.1 to the Company's Current Report on Form 8-K dated
      December 6, 1995, and incorporated herein by reference).                *

10.20 Consulting Agreement dated as of October 28, 1999 between the
      Company and Jewelcor Management, Inc. (included as Exhibit 10.20 to the Company's Form 10-K dated April 28, 2000, and incorporated
      herein by reference).                                                   *

10.21 Consulting Agreement dated as of October 29, 1999 between the Company and John J. Schultz (included as Exhibit 10.21 to the Company's Form
      10-K dated April 28, 2000, and incorporated herein by reference).       *

10.22 Consulting Agreement dated as of December 15, 1999 between the Company and George T.Porter, Jr. (included as Exhibit 10.22 to the Company's
      Form 10-K dated April 28, 2000, and incorporated herein by reference).  *

10.23 Consulting Agreement dated as of November 14, 1999 between the Company and Business Ventures International, Inc. (included as Exhibit 10.23 to the Company's Form 10-K dated April 28, 2000, and incorporated herein
      by reference).                                                          *

10.24 Employment Agreement dated as of October 16, 1995 between the Company and Joel H. Reichman (included as Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 6, 1995, and incorporated herein
      by reference).                                                          *

10.25 Employment Agreement dated as of October 16, 1995 between the Company and Scott N. Semel(included as Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 6, 1995, and incorporated herein by
      reference).                                                             *

10.26 Employment Agreement dated as of May 9, 1997 between the Company and Carolyn R. Faulkner(included as Exhibit 10.23 to the Company's
      Quarterly Report on Form 10-Q dated June 17,1997, and incorporated
      herein by reference).                                                   *

10.27 Employment Agreement dated as of March 31, 2000 between the Company and David A. Levin (included as Exhibit 10.27 to the Company's Form 10-K
      dated April 28, 2000, and incorporated herein by reference).            *

10.28 Severance Agreement dated as of January 12, 2000 between the Company and Joel H. Reichman (included as Exhibit 10.23 to the Company's Form
      10-K dated April 28, 2000, and incorporated herein by reference).       *

10.29 Severance Agreement dated as of January 20, 2000 between the Company and Scott N. Semel (included as Exhibit 10.23 to the Company's Form
      10-K dated April 28, 2000, and incorporated herein by reference).       *

10.30 Severance Agreement dated as of January 15, 2000 between the Company and Carolyn R. Faulkner (included as Exhibit 10.23 to the Company's
      Form 10-K dated April 28, 2000, and incorporated herein by reference).  *

10.31 Indemnification Agreement between the Company and James G. Groninger, dated December 10, 1998 (included as Exhibit 10.30 to the Company's Annual Report on Form 10-K dated April 30, 1999 and incorporated herein
      by reference).                                                          *

10.32 Indemnification Agreement between the Company and Bernard M. Manuel, dated December 10, 1998 (included as Exhibit 10.31 to the Company's Annual Report on Form 10-K dated April 30, 1999 and incorporated herein
      by reference).                                                          *

10.33 Indemnification Agreement between the Company and Peter L. Thigpen, dated December 10, 1998 (included as Exhibit 10.32 to the Company's Annual Report on Form 10-K dated April 30, 1999 and incorporated herein
      by reference).                                                          *

10.34 Indemnification Agreement between the Company and Melvin I. Shapiro, dated December 10, 1998 (included as Exhibit 10.33 to the Company's Annual Report on Form 10-K dated April 30, 1999 and incorporated herein
      by reference).                                                          *

10.35 Indemnification Agreement between the Company and Joel H. Reichman, dated December 10, 1998(included as Exhibit 10.34 to the Company's
      Annual Report on Form 10-K dated April 30, 1999 and incorporated herein
      by reference).                                                          *

10.36 Indemnification Agreement between the Company and Scott N. Semel, dated December 10, 1998 (included as Exhibit 10.35 to the Company's Annual Report on Form 10-K dated April 30, 1999 and incorporated herein by
      reference).                                                             *

10.37 Indemnification Agreement between the Company and Carolyn R. Faulkner, dated December 10, 1998 (included as Exhibit 10.36 to the Company's Annual Report on Form 10-K dated April 30, 1999 and incorporated herein
      by reference).                                                          *

11   Statement re: computation of per share earnings.

27   Financial Data Schedule.

99   Report of the Company on Form 8-K, dated April 28, 2000 concerning certain cautionary statements of the Company to be taken into account in conjunction with consideration and review of the Company's publicly-disseminated documents (including oral statements made by others on
     behalf of the Company) that include forward looking information.         *


*    Previously filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DESIGNS, INC.



June 13, 2000                       By: /s/ DAVID A. LEVIN
                                        ________________________________
                                        David A. Levin, President,
                                        Chief Executive Officer and
                                        Director