Form 10-Q
period 2000-07-29
DESIGNS INC
filed 2000-09-12
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


Quarter Ended July 29, 2000                 Commission File Number   0-15898



                                  DESIGNS, INC.
                          (Exact name of registrant as
                            specified in its charter)



      Delaware                                           04-2623104
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


         66 B Street, Needham, MA                              02494
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


Yes      X           No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                       Outstanding as of July 29, 2000
                  -----                       -------------------------------

                  Common                             16,336,555

                                  DESIGNS, INC.
                           CONSOLIDATED BALANCE SHEETS
                July 29, 2000, July 31, 1999 and January 29, 2000
                        (In thousands,except share data)

                                                July 29,   July 31,  January 29,
                                                  2000       1999       2000
ASSETS                                        (unaudited) (unaudited)
                                               ----------  ---------- ----------

Current assets:
 Cash and cash equivalents                     $       -   $   1,868   $       -
 Restricted investment                                 -       2,300       2,365
 Accounts receivable                                  40         273          83
 Inventories                                      66,859      61,198      57,022
 Income taxes refundable and deferred              1,920         272       1,920
 Prepaid expenses                                  1,169       1,033       1,042
                                               ---------   ---------   ---------
 Total current assets                             69,988      66,944      62,432

Property and equipment, net of
  accumulated depreciation and amortization       17,106      17,518      16,737

Other assets:
 Deferred income taxes                            14,510      19,307      15,215
 Intangible assets, net                                -       2,492           -
 Other assets                                        519       3,988         693
                                               ---------   ---------   ---------
 Total assets                                  $ 102,123   $ 110,249   $  95,077
                                               =========   =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                              $  10,999   $  12,379   $   6,801
 Accrued expenses and other current liabilities   10,110       6,471       8,324
 Accrued rent                                      2,263       2,222       2,253
 Reserve for severance and store closings          1,436       2,253       3,228
 Notes payable                                    24,976      24,168      22,202
                                               ---------   ---------   ---------
 Total current liabilities                        49,784      47,493      42,808
                                               ---------   ---------   ---------

Stockholders' equity:
 Preferred Stock, $0.01 par value, 1,000,000 shares
  authorized, none issued
 Common Stock, $0.01 par value, 50,000,000 shares
  authorized, 16,942,000, 16,145,000 and 16,676,000
  shares issued at July 29, 2000, July 31, 1999
  and January 29, 2000, respectively                 169         162         167
 Additional paid-in capital                       54,882      54,078      54,571
 Retained earnings (deficit)                         (44)     10,454       (639)
 Treasury stock at cost, 604,650 shares at
  July 29, 2000 and 286,651 shares
  at July 31, 1999 and January 29, 2000           (2,471)     (1,830)    (1,830)
 Loan to executive                                  (197)          -           -
 Deferred compensation                                 -        (108)          -
                                                ---------   ---------   --------
 Total stockholders' equity                        52,339      62,756     52,269
                                                ---------   ---------   --------
Total liabilities and stockholders' equity      $ 102,123   $ 110,249   $ 95,077
                                                =========   =========   ========

        The accompanying notes are an integral part of the consolidated financial statements.

                                  DESIGNS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                            Three Months Ended  Six Months Ended
                                            ------------------ -----------------
                                            July 29, July 31,  July 29, July 31,
                                              2000    1999       2000     1999
                                            ------------------ -----------------

Sales                                        $45,693  $42,907   $85,072  $82,742
Cost of goods sold including
 occupancy                                    32,272   31,519    60,999   61,137
                                             ----------------    ---------------
Gross profit                                  13,421   11,388    24,073   21,605

Expenses:
 Selling, general and administrative           9,805   10,519    19,550   20,111
 Depreciation and amortization                 1,325    1,561     2,594    3,287
                                             ----------------   ----------------
Total expenses                                11,130   12,080    22,144   23,398
                                             ----------------   ----------------
Operating income (loss)                        2,291     (692)    1,929  (1,793)
Interest expense, net                            430      159       845      478
                                             ----------------   ----------------
Net income (loss) before income taxes          1,861     (851)    1,084  (2,271)
Provision (benefit) for income taxes             777     (315)      474    (873)
                                             ----------------   ----------------
Net income (loss)                            $ 1,084  $ (536)   $  610  $(1,398)
                                             ================   ================


Earnings (loss) per share- basic             $  0.07  $ (0.03)  $  0.04 $ (0.09)
Earnings (loss) per share- diluted           $  0.06  $ (0.03)  $  0.04 $ (0.09)

Weighted average number of common shares
  outstanding- basic                          16,502    15,891   16,472   15,890

Weighted average number of common shares
  outstanding- diluted                        16,685    15,891   16,560   15,890


        The accompanying notes are an intergral part of the consolidated financial statements.

                                  DESIGNS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           Six Months Ended
                                                      --------------------------
                                                        July 29,       July 31,
                                                         2000           1999
                                                      -----------    -----------

Cash flows from operating activities:
 Net income (loss)                                    $       610    $   (1,398)
 Adjustments to reconcile to net cash
  used for operating activities:
   Depreciation and amortization                            2,594         3,287
   Issuance of common stock to Board of Directors             116             -

 Changes in operating assets and liabilities:
  Accounts receivable                                          43           (95)
  Inventories                                              (9,837)       (3,273)
  Prepaid expenses                                           (127)         (122)
  Other assets                                                 71        (3,638)
  Reserve for severance and store closings                 (1,792)       (2,119)
  Income taxes                                                 96          (737)
  Accounts payable                                          4,198         3,661
  Accrued expenses and other current liabilities            2,380            37
  Accrued rent                                                 10           207
                                                       -----------   -----------
Net cash used for operating activities                     (1,638)       (4,190)
                                                       -----------   -----------

Cash flows from investing activities:
 Additions to property and equipment                       (2,898)       (2,411)
 Proceeds from (establishment of)
  terminated trust  (note 6)                                2,365        (2,300)
 Proceeds from disposal of property and equipment              38            73
                                                       -----------   -----------
Net cash used for investing activities                       (495)       (4,638)
                                                       -----------   -----------

Cash flows from financing activities:
 Net borrowings under credit facility                       2,774        10,343
 Repurchase of common stock                                  (641)            -
 Issuance of common stock under option program (1)              -           200
                                                       -----------   -----------
Net cash provided by financing activities                   2,133        10,543
                                                       -----------   -----------
Net increase in cash and cash equivalents                       -         1,715
Cash and cash equivalents:
 Beginning of the year                                          -           153
                                                       -----------   ----------
 End of the period                                     $        -    $    1,868
                                                       ===========   ===========


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

2.       Charge for Store Closings

During the fourth quarter of fiscal 2000, the Company recorded a pre-tax charge of $15.2 million, or $0.59 per share after tax, related to inventory markdowns, the abandonment of the Company's Boston Traders(R) and related trademarks, severance, and the closure of the Company's five Buffalo Jeans (R) Factory Stores and its five remaining Designs stores. This pre-tax charge of $15.2 million included cash costs of approximately $3.6 million related to lease terminations and corporate and store severance, and approximately $11.6 million of non-cash costs related to inventory markdowns and the impairment of trademarks and store assets. At July 29, 2000, the remaining reserve balance related to this $15.2 million charge was $1.4 million, which primarily related to severance and landlord settlements.

3.       Boston Trading Ltd., Inc. Litigation

On May 2, 1995, the Company acquired certain assets of Boston Trading Ltd., Inc. In accordance with the terms of the Asset Purchase Agreement dated April 21, 1995, the Company paid $5.4 million in cash, financed by operations, and delivered a non-negotiable promissory note in the original principal amount of $1 million (the "Purchase Note") payable in two equal annual installments through May 2, 1997. In the first quarter of fiscal 1997, the Company asserted rights of indemnification under the Asset Purchase Agreement. In accordance with that Agreement, the Company, when exercising its indemnification rights, has the right, among other courses of action, to offset against the payment of principal and interest due and payable under the Purchase Note, the value of its indemnification claim. Accordingly, based on these indemnification rights, the Company ultimately did not make either of the $500,000 payments of principal due on the Purchase Note on May 2, 1996 and May 2, 1997. Nevertheless, the Company continued to pay interest on the original principal amount of the Purchase Note through May 2, 1996 and continued to pay interest thereafter through November 2, 1997 on $500,000 of principal. In January 1998, Atlantic Harbor, Inc. (formerly known as "Boston Trading Ltd., Inc.") filed a lawsuit against the Company for refusing to pay the purportedly outstanding principal amount of the Purchase Note. Thereafter, the Company filed claims against Atlantic Harbor, Inc. and its stockholders alleging that the Company was damaged in excess of $1 million because of the breach of certain representations and warranties concerning, among other things, the existence and condition of certain foreign trademark registrations and license agreements. Barring unforeseen circumstances, management of the Company does not believe that the result of this litigation will have a material adverse impact on the Company's business or financial condition.

4.       Credit Facility

On June 4, 1998 the Company entered into an Amended and Restated Loan and Security Agreement with BankBoston Retail Finance, Inc. (now known as Fleet Retail Finance, Inc.), as agent for the lenders named therein (as amended the "Credit Agreement"). The Credit Agreement, which terminates on June 4, 2001, consists of a revolving line of credit permitting the Company to borrow up to $50 million. Under this credit facility, the Company has the ability to cause the lenders to issue documentary and standby letters of credit up to $5 million. The Company's obligations under the Credit Agreement are secured by a lien on all of the Company's assets. The ability of the Company to borrow under the Credit Agreement is subject to a number of conditions including the accuracy of certain representations and compliance with tangible net worth and fixed charge coverage ratio covenants. The availability of the unused revolving line of credit is limited to specified percentages of the value of the Company's eligible inventory determined under the Credit Agreement, ranging from 60% to 65%. At the option of the Company, borrowings under this facility bear interest at FleetBoston, N.A.'s (formerly known as BankBoston, N.A.) prime rate or at LIBOR-based fixed rates. These interest rates at July 29, 2000 were 9.50% for prime and 8.91% for LIBOR. The Credit Agreement contains certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company. The Company is subject to a prepayment penalty of $250,000 if the Credit Agreement terminates prior to May 4, 2001.

On July 17, 2000, the Credit Agreement was amended to, among other things, exclude the stock repurchase program, which was approved by the Company's Board of Directors on June 26, 2000, from the Company's financial covenants. In addition, the Credit Agreement was amended to allow for the Company to provide an interest bearing loan to its Chief Executive Officer which has a maturity date which extends beyond the 90 days allowed under the Credit Facility. For further discussion, see Note 7.

At July 29, 2000, the Company had borrowings of approximately $23.9 million outstanding under this facility and had five outstanding standby letters of credit totaling approximately $4.0 million. Average borrowings outstanding under this credit facility for the first six months of fiscal 2001 were approximately $17.3 million. The Company was in compliance with all debt covenants under the Credit Agreement at July 29, 2000.

5.       Earnings (Loss) Per Share

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

                                               For the             For the
                                          three months ended   six months ended
                                          July 29,  July 31,   July 29, July 31,
(In thousands)                              2000      1999       2000     1999
--------------------------------------------------------------------------------
Basic weighted average common
 shares outstanding                         16,502    15,891    16,472    15,890

Stock options, excluding the effect
  of anti-dilutive options of
  127 shares and 132 shares
  for the three and six months ended
  July 29, 1999, respectively                  183        --        88        --
                                           -------   -------   -------   -------
Diluted weighted average shares
   outstanding                              16,685    15,891    16,560    15,890
                                           =======   =======   =======   =======

Options to purchase shares of the Company's Common Stock of 247,200 for the three and six months ended July 29, 2000 and 1,758,700 and 1,749,950 for the three and six months July 31, 1999, respectively, were excluded from the computation of diluted EPS because the exercise price of the options was greater than the average market price per share of Common Stock for the periods reported.

6.       Restricted Investment

In May 1999, the Company deposited $2.3 million in a trust established for the purpose of securing pre-existing obligations of the Company to certain executives under their respective employment agreements. These funds were being held in a trust to pay the amounts that may become due under their employment agreements and to pay any amounts that may become due to them pursuant to their indemnification agreements and the Company's by-laws. In March 2000, subsequent to the Company's fiscal year-end, the trust was terminated, and accordingly, the funds were no longer restricted. The proceeds from the trust were used to pay-down the outstanding balance on the Company's credit facility with Fleet Boston Retail Finance, Inc.

7.       Loan to Executive

On June 26, 2000, the Company extended a loan to David Levin, its President and Chief Executive Officer in the amount of $196,875 in order for Mr. Levin to acquire from the Company 150,000 newly issued shares of the Company's Common Stock at the closing price of the Common Stock on that day. The Company and Mr. Levin entered into a secured promissory note, whereby Mr. Levin agrees to pay to the Company the principal sum of $196,875 plus interest due and payable on June 26, 2003. The promissory note bears interest at a rate of 6.53% per annum and is secured by the 150,000 acquired shares of the Company's Common Stock.

8.       Stock Repurchase Program

In June 2000, the Company's Board of Directors authorized the repurchase of up to 10% of the Company's outstanding Common Stock. As of July 29, 2000, the Company had repurchased 318,000 shares at a cost of $606,000. These shares were recorded by the Company as treasury stock and are reflected as a reduction in shareholders' equity.

The Company utilized two brokerage firms in connection with this repurchase program. Sterling Financial Investment Group, Inc. ("Sterling Financial"), one of the firms used, is owned by a family relation of Seymour Holtzman, the Company's Chairman. The Company negotiated a commission of $0.03 per share with each brokerage firm for trades executed as part of the Company's stock repurchase program.

Subsequent to the end of the quarter, the Company announced on September 1, 2000 that it has completed its repurchase program. As of September 1, 2000, the Company had repurchased 863,000 shares at a cost of $1,861,000.

The Company paid Sterling Financial total commissions of $20,940 for trades they executed as part of the Company's stock repurchase program.

Treasury shares also include restricted shares of the Company which were forfeited by associates.

9.       Consulting Agreement with Chairman

On October 28, 1999, the Company entered into a consulting agreement with Jewelcor Management, Inc. ("JMI"), a 14.7% stockholder of the Company, to assist in developing and implementing a strategic plan for the Company and for other related consulting services as may be agreed upon between JMI and the Company. As compensation for these services, JMI was given the right to receive a non-qualified stock option to purchase up to 400,000 shares of the Company's Common Stock, exercisable at the closing price on October 28, 1999. Any remaining compensation due would be paid to JMI in cash or stock.

On June 26, 2000, the Board of Directors of the Company extended JMI's consulting agreement for a period of one year, the terms of which have not been finalized. Compensation for services is $20,000 per month, payable in Common Stock as determined by the closing price of the Company's Common Stock on the last day of each fiscal month.

Seymour Holtzman, Chairman of the Board of Directors of the Company, is President and Chief Executive Officer of JMI.

Part I. Item 2.   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations

Results of Operations

Sales

Sales for the second quarter of fiscal 2001 were $45.7 million as compared to sales of $42.9 million in the second quarter of fiscal 2000. Sales for the six month period of fiscal 2001 were $85.1 million as compared to $82.7 million for the six month period in the prior year. Comparable store sales increased 1 percent for the second quarter of fiscal 2001 as compared with the second quarter of fiscal 2000. Comparable stores are retail locations that have been open at least 13 months. Of the 105 stores that the Company operated at July 29, 2000, 93 were comparable stores.

The increase in total sales of $2.8 million or 6.5% for the three months ended July 29, 2000 as compared to the same period in the prior year is due to sales generated by new stores and a comparable store increase offset by stores closed in fiscal 2000.

Gross Margin

Set forth below is merchandise and gross margin rates and occupancy costs as a percentage of total sales for the three and six months ended July 29, 2000 and July 31, 1999.

                                         Gross Margin              Percentage
                                             Rate                   Change at
                                 July 29, 2000   July 31, 1999    July 29, 2000
--------------------------------------------------------------------------------

For the three months ended:
Merchandise Margin                   42.6%           41.1%            1.5%
Occupancy Costs                     (13.2%)         (14.6%)           1.4%
Gross Margin                         29.4%           26.5%            2.9%

For the six months ended:
Merchandise Margin                   42.3%           41.2%            1.1%
Occupancy Costs                     (14.0%)         (15.1%)           1.1%
Gross Margin                         28.3%           26.1%            2.2%

The 2.9 percentage point increase in gross margin for the three months ended July 29, 2000 compared to the same period in the prior year is due to a 1.4 percentage point improvement in occupancy as a percent of sales and a 1.5 percentage point increase in merchandise margins. Similarly, the 2.2 percentage point increase in gross margin for the six months ended July 29, 2000 compared to the same period in the prior year is due to the positive leveraging of occupancy of 1.1 percentage points and an increase in merchandise margins of 1.1 percentage points. Merchandise margin was positively impacted by merchandise mix and higher initial margins on selected merchandise.

Selling, General and Administrative Expenses

Set forth below is certain information concerning the Company's selling, general and administrative expenses for the three and six months ended July 29, 2000 and July 31, 1999.


(In thousands, except                        July 29, 2000       July 31, 1999
  percentage data)                           $    % of sales     $    % of sales
--------------------------------------------------------------------------------

For the three months ended                $ 9,805    21.5%    $ 10,519   24.5%
For the six months ended                   19,550    22.9%      20,111   24.3%


The decreases in selling, general and administrative expenses for the three and six months ended July 29, 2000 as compared with the prior year is due primarily to continued cost reduction efforts. Store payroll expense, the largest component of selling, general and administrative expenses, was 11.5 percent of sales, compared with 11.9 percent of sales in the prior year.

Depreciation and Amortization

Set forth below is depreciation and amortization expenses for the Company for the three and six months ended July 29, 2000 and July 31, 1999.

                                                                     Percentage
(In thousands, except                                                Change at
  percentage data)                    July 29, 2000  July 31, 1999  July 29,2000
--------------------------------------------------------------------------------

For the three months ended                 $1,325        $1,561        (15.1%)
For the six months ended`                   2,594         3,287        (21.1%)

The decrease in depreciation and amortization expenses for the three and six months ended July 29, 2000 compared to the same periods in the prior year is due to the write-off of fixed assets in fiscal 2000 as part of the Company's store closing program. This decrease is offset slightly by additional depreciation for new and remodeled stores.

Interest Expense, Net

Net interest expense was $430,000 and $159,000 for the three months ended July 29, 2000 and July 29, 1999, respectively. Net interest expense was $845,000 and $478,000 for the six months ended July 29, 2000 and July 31, 1999, respectively. These increases were attributable to higher average borrowing levels and higher interest rates under the Company's revolving credit facility for the three and six months ended July 29, 2000 as compared to the same periods in the prior year. The Company anticipates, barring unforeseen circumstances, that interest expense for the remainder of fiscal 2001 will be greater than the prior year due to the anticipated additional borrowings under the Company's revolving credit facility. These additional borrowings primarily will fund payments necessary for capital expenditures related to new store openings and a warehouse facility, merchandise purchases for the Levi's(R) and Dockers(R) Outlets by Designs stores and lease terminations in connection with store closings that occurred in the fourth quarter of fiscal 2000.

Net Income (Loss)

Set forth below is the net income (loss) and earnings per share, presented on a diluted basis, for the Company for the three and six months ended July 29, 2000 and July 31, 1999.

(In thousands, except                     July 29, 2000          July 31, 1999
  per share data)                        $      per share       $      per share
--------------------------------------------------------------------------------

For the three months ended            $ 1,084      $0.06      $ ( 536)   ($0.03)
For the six months ended              $   610      $0.04      $(1,398)   ($0.09)

STORE CLOSING PROGRAMS

During the fourth quarter of fiscal 2000, the Company recorded a pre-tax charge of $15.2 million, or $0.59 per share after tax, related to inventory markdowns, the abandonment of the Company's Boston Traders(R) and related trademarks, severance, and the closure of the Company's five Buffalo Jeans (R) Factory Stores and its five remaining Designs stores. This pre-tax charge of $15.2 million included cash costs of approximately $3.6 million related to lease terminations and corporate and store severance, and approximately $11.6 million of non-cash costs related to inventory markdowns and the impairment of trademarks and store assets. At April 29, 2000, the remaining reserve balance related to this $15.2 million charge was $1.4 million, which primarily related to severance and landlord settlements.


Seasonality

Historically, the Company has experienced seasonal fluctuations in revenues and income, exclusive of non-recurring charges, with increases occurring during the Company's third and fourth quarters as a result of "Fall" and "Holiday" seasons. In recent years, the Company's focus has shifted towards its outlet store business and the percentage of mall-based business has been eliminated. Accordingly, the Company's third and fourth quarters, although continuing to generate a greater proportion of total sales, have become less significant to total sales as had previously been the case. This change is due to the seasonality of the Company's outlet business as compared with the seasonality of the mall-based specialty stores.

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

Working Capital and Cash Flows

To date, the Company has financed its working capital requirements, store opening and store closing programs and remodeling programs with cash flow from operations, and borrowings under the Company's credit facility. Cash used for operations for the first six months of fiscal 2001 was $1.6 million as compared to cash used for operations of $4.2 million for the same period in the prior year. This $2.6 million change is primarily due to the timing of cash payments for merchandise and various other monthly expenses.

There was no cash and investment position at July 29, 2000. Total unrestricted cash and investment position at July 31, 1999 was $1.9 million. At July 29, 2000, the Company had borrowings of $23.9 million outstanding under its revolving credit facility as compared to $23.2 million of outstanding borrowings at July 31, 1999 and $21.2 million at January 29, 2000. This increase in the Company's net borrowing position from January 29, 2000 is primarily due to increases in the Company's inventory position as it heads into its peak selling season and borrowings to fund capital expenditures for new and remodeled stores.

The Company's working capital at July 29, 2000 was approximately $20.2 million, compared to $19.5 million at July 31, 1999. This increase in working capital was primarily attributable to the positive operating results of the Company during the first six months of fiscal 2001.

At July 29, 2000, total inventory equaled $66.9 million, compared to $61.2 million at July 31, 1999. The increase of 9.3 percent in the Company's inventory level was primarily due to timing of receipts in preparation for the fall selling season. The Company continues to evaluate and, within the discretion of management, act upon opportunities to purchase substantial quantities of Levi's(R) and Dockers(R) brand products for its Levi's(R) and Dockers(R) Outlet by Designs stores.

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

At July 29, 2000, the accounts payable balance was $10.9 million as compared with a balance of $12.4 million at July 31, 1999. The Company's trade payables to Levi Strauss & Co., its principal vendor, generally are due 30 days after the date of invoice. The Company expects, barring unforeseen circumstances, that any purchases of merchandise from vendors other than Levi Strauss & Co. will be limited and will be in accordance with customary industry credit terms.

On June 4, 1998 the Company entered into an Amended and Restated Loan and Security Agreement with BankBoston Retail Finance, Inc. (now known as Fleet Retail Finance, Inc.), as agent for the lenders named therein (as amended the "Credit Agreement"). The Credit Agreement, which terminates on June 4, 2001, consists of a revolving line of credit permitting the Company to borrow up to $50 million. Under this credit facility, the Company has the ability to cause the lenders to issue documentary and standby letters of credit up to $5 million. The Company's obligations under the Credit Agreement are secured by a lien on all of the Company's assets. The ability of the Company to borrow under the Credit Agreement is subject to a number of conditions including the accuracy of certain representations and compliance with tangible net worth and fixed charge coverage ratio covenants. The availability of the unused revolving line of credit is limited to specified percentages of the value of the Company's eligible inventory determined under the Credit Agreement, ranging from 60% to 65%. At the option of the Company, borrowings under this facility bear interest at FleetBoston, N.A.'s (formerly known as BankBoston, N.A.) prime rate or at LIBOR-based fixed rates. These interest rates at July 29, 2000 were 9.50% for prime and 8.91% for LIBOR. The Credit Agreement contains certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company. The Company is subject to a prepayment penalty of $250,000 if the Credit Agreement terminates prior to May 4, 2001.

On July 17, 2000, the Credit Agreement was amended to, among other things, exclude the stock repurchase program, which was approved by the Company's Board of Directors on June 26, 2000, from the Company's financial covenants. In addition, the Credit Agreement was amended to allow for the Company to provide an interest bearing loan to its Chief Executive Officer which has a maturity date which extends beyond the 90 days allowed under the Credit Facility. For further discussion, see Note 7.

At July 29, 2000, the Company had borrowings of approximately $23.9 million outstanding under this facility and had five outstanding standby letters of credit totaling approximately $4.0 million. Average borrowings outstanding under this credit facility for the first quarter of fiscal 2001 were approximately $17.3 million.

In June 2000, the Company's Board of Directors authorized the repurchase of up to 10% of the Company's outstanding Common Stock. As of July 29, 2000, the Company had repurchased 318,000 shares at a cost of $606,000. These shares were recorded by the Company as treasury stock and are reflected as a reduction in shareholders' equity.

Subsequent to the end of the quarter, the Company announced on September 1, 2000 that it has completed its repurchase program. As of September 1, 2000, the Company had repurchased 863,000 shares at a cost of $1,861,000.

Capital Expenditures

Total cash outlays for capital expenditures for the first six months of fiscal 2001 were $2.9 million, which represents the cost of new and remodeled stores. Total cash outlays for the first six months of fiscal 2000 were $2.4 million. During the first six months of fiscal 2001, the Company opened four new Levi's(R)/Dockers(R) Outlet by Designs stores and remodeled six of its older outlets.

The Company's present plans for expansion for the remainder of fiscal 2001, barring unforeseen circumstances, include remodeling an additional five Levi's(R) Outlet stores and opening one additional Levi's(R)/Dockers(R) Outlet by Designs stores.

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

The Company, with the approval of Levi Strauss & Co., initiated a program to remodel or replace its 59 oldest Levi's(R) Outlet by Designs stores over a five year period, beginning in fiscal 1999. As of July 29, 2000, the Company had closed two of its older 59 Levi's(R) Outlet stores, remodeled 11 of the older Levi's Outlet stores and opened 13 new Levi's(R)/Dockers(R) Outlet by Designs stores and two Dockers(R) Outlet stores.

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

           The Company utilizes cash from operations and short-term borrowings to fund its working capital needs. This debt instrument is viewed as risk management tools and is not used for trading or speculative purposes. In addition, the Company has available letters of credit as sources of financing for its working capital requirements. Borrowings under this credit agreement, which expires in June 2001, bears interest at variable rates based on FleetBoston, N.A.'s prime rate or the London Interbank Offering Rate ("LIBOR"). These interest rates at July 29, 2000 were 9.5% for prime and 8.91% for LIBOR. Based upon sensitivity analysis as of July 29, 2000, a 10% increase in interest rates would result in a potential loss to future earnings of approximately $164,000 on an annualized basis. .

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

         None.

ITEM 3.  Default Upon Senior Securities

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         (a) The Company held its Annual Meeting of the Stockholders on June 26, 2000. The matters submitted to a vote of the Company's stockholders were (i) the election of ten directors and (ii) the approval of an amendment to the Company's 1992 Stock Incentive Plan.

         (b) The Company's stockholders elected ten directors to hold office until the 2001 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The results of the voting were as follows:

                                    For            Withheld       Non-Votes
Seymour Holtzman                 14,182,653         847,299           -
David A. Levin                   14,193,178         836,774           -
Stanley I. Berger                13,778,511       1,251,441           -
Jesse Choper                     14,193,178         836,774           -
Alan Cohen                       14,193,178         836,774           -
Jeremiah P. Murphy, Jr.          14,193,178         836,774           -
Robert L. Patron                 14,192,978         836,974           -
Joseph Pennacchio                14,193,178         836,774           -
George T. Porter, Jr.            14,192,978         836,974           -
John J. Schultz                  14,192,978         836,974           -

(c) The Company's stockholders also approved an amendment to the Company's 1992 Stock Incentive Plan to increase the number of shares available for issuance thereunder and to extend the termination date of the Plan until April 2, 2007. The results of the voting were as follows:

                  For:            4,405,048
                  Against:        3,286,462
                  Abstain:            1,236
                  Non-Votes:      7,337,206

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

10.4 License Agreement between the Company and Levi Strauss & Co. dated as of April 14, 1992 (included as Exhibit 10.8 to the Company's Annual Report on Form 10-K dated April 29, 1993, and incorporated herein by
         reference).                                                           *

10.5 Amended and Restated Trademark License Agreement between the Company and Levi Strauss & Co. dated as of October 31, 1998 (included as
         Exhibit 10.4 to the Company's Current Report on Form 8-K dated
         December 3, 1998, and incorporated herein by reference).              *

10.6 Amendment to the Amended and Restated Trademark License Agreement dated March 22, 2000 (included as Exhibit 10.7 to the Company's Form 10-K
         dated April 28, 2000, and incorporated herein by reference).          *

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

10.9 First Amendment to Loan and Security Agreement dated as of September 29, 1998 among the Company, BBRF and the Lender(s) identified therein (included as Exhibit 10.5 to the Company's Current Report on Form 8-K
         dated December 3, 1998, and incorporated herein by reference).        *

10.10 Second Amendment to Loan and Security Agreement dated as of October 31, 1998 among the Company, BBRF and the Lender(s) identified therein (included as Exhibit 10.6 to the Company's Current Report on Form 8-K
         dated December 3, 1998, and incorporated herein by reference).        *

10.11 Third Amendment to Loan and Security Agreement dated as of October 28, 1999 among the Company, BBRF and the Lender(s) identified therein (included as Exhibit 10.9 to the Company's Form 10-Q dated December 14,
         1999, and incorporated herein by reference).                          *

10.12 Fourth Amendment to Loan and Security Agreement dated as of March 20, 2000 among the Company, Fleet Retail Finance (f/k/a BankBoston Retail Finance) and the Lender(s) identified therein (included as Exhibit
         10.13 to the Company's Form 10-K dated April 28, 2000, and incorporated
         herein by reference).                                                 *

10.13 Fifth Amendment to Loan and Security Agreement dated as of July 17, 2000 among the Company, Fleet Retail Finance and the Lender(s) identified therein.

10.14    Amendment and Distribution Agreement dated as of October 31, 1998 among the Designs Partner, the LOS Partner and the OLS Partnership (included as Exhibit 10.2 to the Company's Current Report on Form 8-K
         dated December 3, 1998, and incorporated herein by reference).        *

10.15 Guaranty by the Company of the indemnification obligation of the Designs Partner dated as of October 31, 1998 in favor of LS & Co. (included as Exhibit 10.3 to the Company's Current Report on Form 8-K
         dated December 3, 1998, and incorporated herein by reference).        *

10.16 Asset Purchase Agreement between LOS and the Company relating to the sale by the Company of stores located in Minneapolis, Minnesota dated January 28, 1995 (included as Exhibit 10.9 to the Company's Current Report on Form 8-K dated April 24, 1995, and incorporated herein by
         reference).                                                           *

10.17 Asset Purchase Agreement among Boston Trading Ltd., Inc., Designs Acquisition Corp., the Company and others dated April 21, 1995 (included as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q dated September 12, 1995, and incorporated herein by reference). *

10.18 Non-Negotiable Promissory Note between the Company and Atlantic Harbor, Inc., formerly know as Boston Trading Ltd., Inc., dated May 2, 1995 (included as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q dated September 12, 1995, and incorporated herein by reference). *

10.19 Asset Purchase Agreement dated as of September 30, 1998 between the Company and LOS relating to the purchase by the Company of 16 Dockers
         (R)Outlet and nine Levi's(R)Outlet stores (included as Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 6, 1995, and
         incorporated herein by reference).                                    *

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

10.22 Consulting Agreement dated as of December 15, 1999 between the Company and George T. Porter, Jr. (included as Exhibit 10.22 to the Company's Form 10-K dated April 28, 2000, and incorporated herein by reference).*

10.23 Consulting Agreement dated as of November 14, 1999 between the Company and Business Ventures International, Inc. (included as Exhibit 10.23 to the Company's Form 10-K dated April 28, 2000, and incorporated herein
         by reference).                                                        *

10.24 Employment Agreement dated as of October 16, 1995 between the Company and Joel H. Reichman (included as Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 6, 1995, and incorporated herein by
         reference).                                                           *

10.25 Employment Agreement dated as of October 16, 1995 between the Company and Scott N. Semel(included as Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 6, 1995, and incorporated herein by
         reference).                                                           *

10.26 Employment Agreement dated as of May 9, 1997 between the Company and Carolyn R. Faulkner(included as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q dated June 17, 1997, and incorporated
         herein by reference).                                                 *

10.27 Employment Agreement dated as of March 31, 2000 between the Company and David A. Levin (included as Exhibit 10.27 to the Company's Form 10-K
         dated April 28, 2000, and incorporated herein by reference).          *

10.28 Secured Promissory Note dated as of June 26, 2000 between the Company and David A. Levin.

10.29 Pledge and Security Agreement dated June 26, 2000 between the Company and David A. Levin.

10.30 Employment Agreement dated as of August 14, 2000 between the Company and Dennis Hernreich.

10.31 Severance Agreement dated as of January 12, 2000 between the Company and Joel H. Reichman (included as Exhibit 10.23 to the Company's Form
         10-K dated April 28, 2000, and incorporated herein by reference).     *

10.32 Severance Agreement dated as of January 20, 2000 between the Company and Scott N. Semel (included as Exhibit 10.23 to the Company's Form
         10-K dated April 28, 2000, and incorporated herein by reference).     *

10.33 Severance Agreement dated as of January 15, 2000 between the Company and Carolyn R. Faulkner (included as Exhibit 10.23 to the Company's Form 10-K dated April 28, 2000, and incorporated herein by reference).*

10.34 Indemnification Agreement between the Company and James G. Groninger, dated December 10, 1998 (included as Exhibit 10.30 to the Company's Annual Report on Form 10-K dated April 30, 1999 and incorporated herein
         by reference).                                                        *

10.35 Indemnification Agreement between the Company and Bernard M. Manuel, dated December 10, 1998 (included as Exhibit 10.31 to the Company's Annual Report on Form 10-K dated April 30, 1999 and incorporated herein
         by reference).                                                        *

10.36 Indemnification Agreement between the Company and Peter L. Thigpen, dated December 10, 1998 (included as Exhibit 10.32 to the Company's Annual Report on Form 10-K dated April 30, 1999 and incorporated herein
         by reference).                                                        *

10.37 Indemnification Agreement between the Company and Melvin I. Shapiro, dated December 10, 1998 (included as Exhibit 10.33 to the Company's Annual Report on Form 10-K dated April 30, 1999 and incorporated herein
         by reference).                                                        *

10.38 Indemnification Agreement between the Company and Joel H. Reichman, dated December 10, 1998 (included as Exhibit 10.34 to the Company's Annual Report on Form 10-K dated April 30, 1999 and incorporated herein
         by reference).                                                        *

10.39 Indemnification Agreement between the Company and Scott N. Semel, dated December 10, 1998 (included as Exhibit 10.35 to the Company's Annual Report on Form 10-K dated April 30, 1999 and incorporated herein by
         reference).                                                           *

10.40 Indemnification Agreement between the Company and Carolyn R. Faulkner, dated December 10, 1998 (included as Exhibit 10.36 to the Company's Annual Report on Form 10-K dated April 30, 1999 and incorporated herein
         by reference).                                                        *

11       Statement re: computation of per share earnings.

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



                                                DESIGNS, INC.



September 12, 2000                          By: /S/ DAVID A. LEVIN
                                            _______________________________
                                            David A. Levin, President,
                                            Chief Executive Officer and
                                            Director