Form 10-Q/A
period 2000-09-18
DESIGNS INC
filed 2000-09-18
CIK 813298

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



                                 AMENDMENT NO 1

The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the quarter ended July 29, 2000 by adding under Item 2 thereof the following information, which was also previously disclosed in Note 7 to the Consolidated Financial Statements included in Item 1.

ITEM 2.  Changes in Securities and Use of Proceeds

        (c). As of June 26, 2000, the Company issued 150,000 shares of Common Stock to David A. Levin, its President and Chief Executive Officer, in a private transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. In order to finance the purchase, the Company extended a loan to Mr. Levin for the aggregate purchase price of $196,875 and Mr. Levin delivered to the Company a secured promissory note for such amount, payable, with interest, on June 26, 2003 and secured by the Common Stock so purchased.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                DESIGNS, INC.



September 18, 2000                          By: /S/ DAVID A. LEVIN
                                            _______________________________
                                            David A. Levin, President,
                                            Chief Executive Officer and
                                            Director