Form 10-Q
period 2000-10-28
DESIGNS INC
filed 2000-12-12
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


Quarter Ended October 28, 2000                 Commission File Number   0-15898



                                  DESIGNS, INC.
                          (Exact name of registrant as
                            specified in its charter)



      Delaware                                           04-2623104
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


         66 B Street, Needham, MA                              02494
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


Yes      X           No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                       Outstanding as of October 28, 2000
          -----                       -------------------------------

          Common                             15,777,498

                                  DESIGNS, INC.
                           CONSOLIDATED BALANCE SHEETS
                October 28, 2000, October 30, 1999 and January 29, 2000
                        (In thousands,except share data)

                                             October 28, October 30, January 29,
                                                 2000        1999      2000
ASSETS                                        (unaudited) (unaudited)
                                               ----------  ---------- ----------

Current assets:
 Cash and cash equivalents                     $       -   $       -   $       -
 Restricted investment                                 -       2,316       2,365
 Accounts receivable                                  46         163          83
 Inventories                                      64,047      63,622      57,022
 Income taxes refundable and deferred              1,920         272       1,920
 Prepaid expenses                                  1,117       1,081       1,042
                                               ---------   ---------   ---------
 Total current assets                             67,130      67,454      62,432

Property and equipment, net of
  accumulated depreciation and amortization       18,040      17,688      16,737

Other assets:
 Deferred income taxes                            12,544      18,951      15,215
 Intangible assets, net                                -       2,435           -
 Other assets                                        455         795         693
                                               ---------   ---------   ---------
 Total assets                                  $  98,169   $ 107,323   $  95,077
                                               =========   =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                              $   8,089   $  10,613   $   6,801
 Accrued expenses and other current liabilities   13,796      10,007       8,324
 Accrued rent                                      2,244       2,313       2,253
 Reserve for severance and store closings          1,251       1,222       3,228
 Notes payable                                    18,737      17,147      22,202
                                               ---------   ---------   ---------
 Total current liabilities                        44,117      41,302      42,808
                                               ---------   ---------   ---------

Stockholders' equity:
 Preferred Stock, $0.01 par value, 1,000,000 shares
  authorized, none issued
 Common Stock, $0.01 par value, 50,000,000 shares
  authorized, 16,946,148, 16,665,000 and 16,676,000
  shares issued at October 28, 2000, October 30,
  1999 and January 29, 2000, respectively            169         167         167
 Additional paid-in capital                       54,922      54,538      54,571
 Retained earnings (deficit)                       2,861      13,146       (639)
 Treasury stock at cost, 1,168,650 shares at
  October 28, 2000 and 286,650 shares
  at October 30, 1999 and January 29, 2000        (3,703)     (1,830)    (1,830)
 Loan to executive                                  (197)          -          -
                                                 ---------   ---------   -------
 Total stockholders' equity                        54,052      66,021     52,269
                                                ---------   ---------   --------
Total liabilities and stockholders' equity      $  98,169   $ 107,323   $ 95,077
                                                =========   =========   ========

        The accompanying notes are an intergral part of the consolidated financial statements.

                                  DESIGNS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                            Three Months Ended Nine Months Ended
                                            ------------------ -----------------
                                             October  October   October  October
                                             28,2000  30,1999   28,2000  30,1999
                                            ------------------ -----------------

Sales                                        $56,587  $56,703  $141,659 $139,445
Cost of goods sold including
 occupancy                                    39,202   38,260   100,200   99,397
                                             ----------------   ----------------
Gross profit                                  17,385   18,443    41,459   40,048

Expenses:
 Selling, general and administrative          10,663   11,868    30,213   31,980
 Depreciation and amortization                 1,364    1,588     3,958    4,875
                                             ----------------   ----------------
Total expenses                                12,027   13,456    34,171   36,855
                                             ----------------   ----------------
Operating income                               5,358    4,987     7,288    3,193
Interest expense, net                            472      390     1,317      868
                                             ----------------   ----------------
Net income before income taxes                 4,886    4,597     5,971    2,325
Provision for income taxes                     1,995    1,905     2,469    1,031
                                             ----------------   ----------------
Net income                                   $ 2,891  $ 2,692   $ 3,502  $ 1,294
                                             ================   ================


Earnings per share- basic                    $  0.18  $  0.17   $  0.22  $  0.08
Earnings per share- diluted                  $  0.18  $  0.17   $  0.21  $  0.08

Weighted average number of common shares
  outstanding- basic                          15,935    16,018   16,255   15,997

Weighted average number of common shares
  outstanding- diluted                        16,362    16,100   16,454   16,114


        The accompanying notes are an intergral part of the consolidated financial statements.

                                  DESIGNS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           Nine Months Ended
                                                      --------------------------
                                                      October 28,    October 30,
                                                         2000           1999
                                                      -----------    -----------

Cash flows from operating activities:
 Net income                                           $     3,502    $    1,294
 Adjustments to reconcile to net cash
  provided by operating activities:
   Depreciation and amortization                            3,958         4,875
   Issuance of common stock to Board of Directors             156             -
   Loss on sale of disposal of fixed assets                    35             -
 Changes in operating assets and liabilities:
  Accounts receivable                                          37            15
  Inventories                                              (7,025)       (5,697)
  Prepaid expenses                                            (75)         (170)
  Other assets                                                 83           (61)
  Reserve for severance and store closings                 (1,977)       (3,150)
  Income taxes                                              2,077         1,126
  Accounts payable                                          1,288         1,896
  Accrued expenses and other current liabilities            6,066         2,070
  Accrued rent                                                (9)           298
                                                       -----------   -----------
Net cash provided by operating activities                   8,116         2,496
                                                       -----------   -----------

Cash flows from investing activities:
 Additions to property and equipment                       (5,222)       (4,496)
 Proceeds from (establishment of)
  terminated trust                                          2,365        (2,316)
 Proceeds from disposal of property and equipment              79            73
                                                       -----------   -----------
Net cash used for investing activities                     (2,778)       (6,739)
                                                       -----------   -----------

Cash flows from financing activities:
 Net borrowings under credit facility                      (3,465)        3,322
 Repurchase of common stock                                (1,873)            -
 Issuance of common stock under option program (1)              -           768
                                                       -----------   -----------
Net cash (used for) provided by financing activities       (5,338)        4,090
                                                       -----------   -----------
Net change in cash and cash equivalents                         -          (153)
Cash and cash equivalents:
 Beginning of the year                                          -           153
                                                       -----------   ----------
 End of the period                                     $        -    $        -
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

2.       Charge for Store Closings

During the fourth quarter of fiscal 2000, the Company recorded a pre-tax charge of $15.2 million, or $0.59 per share after tax, related to inventory markdowns, the abandonment of the Company's Boston Traders(R) and related trademarks, severance, and the closure of the Company's five Buffalo Jeans(R) Factory Stores and its five remaining Designs stores. This pre-tax charge of $15.2 million included cash costs of approximately $3.6 million related to lease terminations and corporate and store severance, and approximately $11.6 million of non-cash costs related to inventory markdowns and the impairment of trademarks and store assets. At October 28, 2000, the remaining reserve balance related to this $15.2 million charge was $1.3 million, which primarily related to severance and landlord settlements. For the three months ended October 28, 2000, the Company paid approximately $185,000 of severance costs and landlord settlements.

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

4.       Credit Facility

On June 4, 1998, the Company's entered into an Amended and Restated Loan and Security Agreement with BankBoston Retail Finance, Inc. (now known as Fleet Retail Finance Inc.) (as amended, the "Credit Agreement")which provided for a revolving line of credit of up to $50 million. Under this Credit Agreement, the Company had the ability to cause the lenders to issue documentary and standby letters of credit up to $5 million. At the option of the Company, borrowings under this facility bear interest at FleetBoston,N.A.'s
(formerly known as BankBoston, N.A.) prime rate or at LIBOR-based fixed rates. These interest rates at October 28, 2000 were 9.50% for prime and 8.90% for LIBOR. The Credit Agreement contained certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company.

This Credit Agreement was amended on July 17, 2000 to, among other things, exclude the stock repurchase program, which was approved by the Company's Board of Directors on June 26, 2000, from the Company's financial covenants. In addition, the Credit Agreement was amended to allow for the Company to provide an interest bearing loan to its Chief Executive Officer which has a maturity date which extends beyond the 90 days allowed under the Credit Agreement. For further discussion, see Note 6.

On December 7, 2000, the Company entered into the Second Amended and Restated Loan and Security Agreement with Fleet Retail Finance Inc. which, among other things extended the term of the credit facility to November 30, 2003 and reduced the total committment from $50 million to $45 million. For further discussion, See Note 10.

At October 28, 2000, the Company had borrowings of approximately $17.7 million outstanding under this facility and had three outstanding standby letters of credit totaling approximately $3.9 million. Average borrowings outstanding under this credit facility for the first nine months of fiscal 2001 were approximately $18.3 million. The Company was in compliance with all debt covenants under this Credit Agreement at October 28, 2000.

5.       Earnings Per Share

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

                                             For the               For the
                                       three months ended     nine months ended
                                       October   October      October   October
(In thousands)                         28,2000   30,1999      28,2000   30,1999
--------------------------------------------------------------------------------
Basic weighted average common
   shares outstanding .........         15,935    16,018       16,255    15,997

Stock options .................            427        82          199       117
                                        ------    ------       ------    ------

Diluted weighted average shares
   outstanding ................         16,362    16,100       16,454    16,114
                                        ======    ======       ======    ======

Options to purchase 173,600 and 238,350 shares of the Company's Common Stock for the three and nine months ended October 28, 2000, respectively, and 1,835,575 and 1,734,450 shares for the three and nine months October 30, 1999, respectively, were excluded from the computation of diluted EPS because the exercise price of such options was greater than the average market price per share of Common Stock for the periods reported.

6.       Loan to Executive

On June 26, 2000, the Company extended a loan to David A. Levin, its President and Chief Executive Officer, in the amount of $196,875 in order for Mr. Levin to acquire from the Company 150,000 newly issued shares of the Company's Common Stock at the closing price of the Common Stock on that day. The Company and Mr. Levin entered into a secured promissory note, whereby Mr. Levin agrees to pay to the Company the principal sum of $196,875 plus interest due and payable on June 26, 2003. The promissory note bears interest at a rate of 6.53% per annum and is secured by the 150,000 acquired shares of the Company's Common Stock.


7.       Dutch Auction Tender Offer; Stock Repurchase Program

On November 15, 2000, subsequent to the end of the third quarter, the Company commenced a "Dutch Auction" tender offer for up to 1.5 million shares of the Company's Common Stock, while reserving the option to purchase up to an additional 1.0 million shares. Unless extended by the Company, the tender offer is presently scheduled to expire on December 14, 2000.

Under the terms of the offer, the Company invited its shareholders to tender their shares to the Company at prices specified by the tendering shareholders not in excess of $3.00 nor less than $2.20 per share, in ten-cent ($0.10) increments. The Company will select the lowest single per-share purchase price that will allow it to buy 1.5 million shares, or up to an additional 1.0 million shares at the Company's option.

Through October 28, 2000, the Company had previously repurchased 863,000 shares at an aggregate cost of $1,861,000 under a Stock Repurchase Program that was approved by the Company's Board of Directors in June 2000 and terminated in August 2000. These shares were purchased in the open market and were recorded by the Company as treasury stock and are reflected as a reduction in stockholders' equity.

The Company utilized two brokerage firms in connection with the repurchase of the 863,000 shares. Sterling Financial Investment Group, Inc. ("Sterling Financial"), one of the firms used, is owned by a family relation of Seymour Holtzman, the Chairman of the Company's Board of Directors. The Company negotiated a commission of $0.03 per share with each brokerage firm for trades executed as part of the Company's stock repurchase program. The Company paid Sterling Financial total commissions of $20,940 for trades they executed as part of the Company's stock repurchase program.

Treasury shares also include restricted shares of the Company which were forfeited by associates.

8.       Consulting Agreement with Chairman

On October 28, 1999, the Company entered into a consulting agreement with Jewelcor Management, Inc. ("JMI"), currently a 15.5% stockholder of the Company, to assist in developing and implementing a strategic plan for the Company and for other related consulting services as may be agreed upon between JMI and the Company. As compensation for these services, JMI was given the right to receive a non-qualified stock option to purchase up to 400,000 shares of the Company's Common Stock, exercisable at the closing price on October 28, 1999. Any remaining compensation due would be paid to JMI in cash or stock.

On June 26, 2000, the Board of Directors of the Company extended JMI's consulting agreement for a period of one year, the terms of which have not been finalized.

Seymour Holtzman, Chairman of the Board of Directors of the Company, is President and Chief Executive Officer of JMI.

9.       Lease Buyout Option

On November 13, 2000, the Company announced that it had entered into an option agreement with the landlord of its corporate headquarters at 66 B Street, Needham, MA. The agreement provides the landlord with the option, if exercised within the next 15 months, to terminate the Company's lease for its corporate headquarters, which currently will expire on January 31, 2006. If such option is exercised by the landlord, then the Company will be entitled to receive $8.9 million provided that certain conditions in connection with vacating the leased property are met. If the option is exercised, the Company would have seven months thereafter to vacate the premises. If the Company failed to perform all the conditions of the option agreement, the Company would forfeit its right up to the entire $8.9 million payment.

As of October 28, 2000, the Company had approximately $2.0 million in unamortized leasehold improvements relating to its corporate headquarters.

10. Subsequent Event

On December 7, 2000, the Company amended and restated its existing credit facility with Fleet Retail Finance Inc. (the "Second Credit Agreement").
The Second Credit Agreement, among other things, provided for an extension of the credit facility to November 30, 2003, reduced the borrowing costs and tied future interest costs to excess borrowing availability, eliminated all existing financial performance covenants and adopted a minimum availability covenant, increased the amount that can potentially be borrowed by increasing the advance rate formula to 68% of the Company's eligible inventory, provided the Company the ability to enter into further stock buyback programs and reduced the total commitment from $50 million to $45 million. The Company's obligation under the Second Credit Agreement continues to be secured by a lien on all of its assets. The Company is subject to a prepayment penalty for the first two years of the extended facility.

Part I. Item 2.   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations

RECENT DEVELOPMENTS

"Dutch Auction" Tender Offer

On November 3, 2000, the Company announced that its Board of Directors authorized a proposed "Dutch Auction" tender offer for up to 1.5 million shares of the Company's Common Stock, reserving the option to purchase up to an additional 1 million shares. The tender offer commenced on November 15, 2000, and expires on December 14, 2000, unless extended by the Company.

Lease Buyout Option

On November 3, 2000, the Company also announced that it had entered into an option agreement with the Landlord of its Corporate Headquarters. The agreement provides the Landlord with the option, if exercised within the next 15 months, to terminate the Company's lease for its Corporate Headquarters, which has a current remaining term of 5 years and 3 months. If such option is exercised by the Landlord, then the Company will be entitled to receive $8.9 million provided that certain conditions in connection with vacating its Corporate Headquarters are met. If the option is exercised, the Company would have seven months thereafter to vacate the premises. If the Company failed to perform all the conditions of the option agreement, the Company would forfeit its right up to the entire $8.9 million payment.

In the event the option is exercised, the Company will be required to relocate its Headquarters. The Company will then have to write off up to approximately $2.0 million in current unamortized leasehold improvements, and incur additional costs of approximately $1 million associated with the move to a new location. Furthermore, the Company anticipates having to incur significantly higher rental expenses if the Company were to re-locate.

Amendment and Restatement of Credit Facility

On December 7, 2000, the Company amended and restated its existing credit facility with Fleet Retail Finance Inc. (the "Second Credit Agreement").
The Second Credit Agreement, among other things, provided for an extension of the credit facility to November 30, 2003, reduced the borrowing costs and tied future interest costs to excess borrowing availability, eliminated all existing financial performance covenants and adopted a minimum availability covenant, increased the amount that can potentially be borrowed by increasing the advance rate formula to 68% of the Company's eligible inventory, provided the Company the ability to enter into further stock buyback programs and reduced the total commitment from $50 million to $45 million.

RESULTS OF OPERATIONS

Sales

Sales for the third quarter of fiscal 2001 were $56.6 million as compared to sales of $56.7 million in the third quarter of fiscal 2000. Sales for the nine-month period of fiscal 2001 were $141.7 million as compared to $139.4 million for the nine month period in the prior year. Comparable store sales decreased 2.75% percent for the third quarter of fiscal 2001 as compared with the third quarter of fiscal 2000. Comparable stores are retail locations that have been open at least 13 months. Of the 107 stores that the Company operated at October 28, 2000, 96 were comparable stores.

The increase in total sales of $2.2 million or 1.6% for the nine months ended October 28, 2000 as compared to the same period in the prior year is due to sales generated by new stores and a comparable store increase offset by stores closed in fiscal 2000.

Gross Profit Margin

Set forth below is merchandise and gross profit margin and occupancy costs as a percentage of total sales for the three and nine months ended October 28, 2000 and October 30, 1999.

                                            Gross Profit            Percentage
                                               Margins               Change at
                                          October  October            October
                                          28,2000  30,1999            28,2000
-------------------------------------------------------------------------------
For the three months ended:
Merchandise Margin ........                 41.8%    43.7%             (1.9%)
Occupancy Costs ...........                (11.1%)  (11.2%)            (0.1%)
Gross Profit Margins ......                 30.7%    32.5%             (1.8%)

For the nine months ended:
Merchandise Margin ........                 42.1%    42.2%             (0.1%)
Occupancy Costs ...........                (12.8%)  (13.5%)            (0.7%)
Gross Profit Margins ......                 29.3%    28.7%              0.6%

The 1.8 percentage point decrease in gross profit margin for the three months ended October 28, 2000 compared to the same period in the prior year is due to a
1.9 percentage point decrease in merchandise margins, offset by a 0.1 percentage point improvement in occupancy costs as a percent of sales. The 0.6 percentage point increase in gross profit margin for the nine months ended October 28, 2000 compared to the same period in the prior year is due to the positive leveraging of occupancy of 0.7 percentage points, offset by a decrease in merchandise margins of 0.1 percentage point. The decrease in merchandise margin for the three and nine months ended October 28, 2000 as compared to the prior year was primarily attributable to decreasing initial margins. This decreasing initial margin is the result of a change in product mix resulting from a higher sales volume of lower margin merchandise. The Company anticipates that it will experience a similar impact on merchandise margin during the fourth quarter of fiscal 2001.

Selling, General and Administrative Expenses

Set forth below is certain information concerning the Company's selling, general and administrative expenses for the three and nine months ended October 28, 2000 and October 30, 1999.


(In thousands, except              October 28, 2000             October 30, 1999
  percentage data)                 $     % of sales             $     % of sales
--------------------------------------------------------------------------------
For the three months ended        $10,663     18.8%            $11,868     20.9%
For the nine months ended         $30,213     21.3%            $31,980     22.9%

The decreases in selling, general and administrative expenses for the three and nine months ended October 28, 2000 as compared with the same periods in the prior year is due primarily to continued cost reduction efforts. Store payroll expense, the largest component of selling, general and administrative expenses, remained flat at 10.8 percent of sales for the nine months ended October 28, 2000, compared with the same period in the prior year.



Depreciation and Amortization

Set forth below is depreciation and amortization expenses for the Company for the three and nine months ended October 28, 2000 and October 30, 1999.

                                                                   Percentage
(In thousands, except              October 28,     October 30,      Change at
  percentage data)                    2000           1999        October 28,2000
--------------------------------------------------------------------------------
For the three months ended           $1,364         $1,588           (14.1%)
For the nine months ended            $3,958         $4,875           (18.8%)


The decrease in depreciation and amortization expense for the three and nine months ended October 28, 2000 compared to the same periods in the prior year is due to the write-off of fixed assets in fiscal 2000 as part of the Company's store closing program and several assets becoming fully depreciated during fiscal 2001. This decrease is offset slightly by additional depreciation for new and remodeled stores.

Interest Expense, Net

Net interest expense was $472,000 and $390,000 for the three months ended October 28, 2000 and October 30, 1999, respectively. Net interest expense was $1,317,000 and $868,000 for the nine months ended October 28, 2000 and October 30, 1999, respectively. These increases were attributable to higher average borrowing levels and higher interest rates under the Company's revolving credit facility for the three and nine months ended October 28, 2000 as compared to the same periods in the prior year.

Net Income

Set forth below is the net income and earnings per share, presented on a diluted basis, for the Company for the three and nine months ended October 28, 2000 and October 30, 1999.

(In thousands, except               October 28, 2000            October 30, 1999
  per share data)                  $        per share         $        per share
--------------------------------------------------------------------------------
For the three months ended         $2,891   $   0.18          $2,692   $   0.17
For the nine months ended          $3,502   $   0.21          $1,294   $   0.08


STORE CLOSING PROGRAMS

During the fourth quarter of fiscal 2000, the Company recorded a pre-tax charge of $15.2 million, or $0.59 per share after tax, related to inventory markdowns, the abandonment of the Company's Boston Traders(R) and related trademarks, severance, and the closure of the Company's five Buffalo Jeans(R) Factory Stores and its five remaining Designs stores. This pre-tax charge of $15.2 million included cash costs of approximately $3.6 million related to lease terminations and corporate and store severance, and approximately $11.6 million of non-cash costs related to inventory markdowns and the impairment of trademarks and store assets. At October 28, 2000, the remaining reserve balance related to this $15.2 million charge was $1.3 million, which primarily related to severance and landlord settlements.


Seasonality

Historically, the Company has experienced seasonal fluctuations in revenues and income, exclusive of non-recurring charges, with increases occurring during the Company's third and fourth quarters as a result of "Fall" and "Holiday" seasons. In recent years, the Company's focus has shifted towards its outlet store business and the percentage of mall-based business has been eliminated. Accordingly, the Company's third and fourth quarters, although continuing to generate a greater proportion of total sales, have become less significant to total sales as had previously been the case. This change is due to the different seasonality of the Company's outlet business as compared with the seasonality of the mall-based specialty stores.

Liquidity and Capital Resources

The Company's primary cash needs have been for operating expenses, including cash outlays associated with inventory purchases, capital expenditures for new and remodeled stores, severance and lease terminations. During fiscal 2001, the Company expects to incur capital expenditures related to building new outlet stores and outlet store relocations and system enhancements of $5.6 million. The Company expects that cash flow from operations, short-term revolving borrowings and trade credit will enable it to finance its current working capital, stock repurchase programs and store remodeling and opening requirements.

Working Capital and Cash Flows

To date, the Company has financed its working capital requirements, store opening and store closing programs and remodeling programs with cash flow from operations and borrowings under the Company's credit facility. Cash provided by operations for the first nine months of fiscal 2001 was $8.1 million as compared to cash provided by operations of $2.5 million for the same period in the prior year. This $5.6 million change is primarily due to improved results of operations and the timing of cash payments for merchandise and various other monthly expenses.

There was no cash and investment position at October 28, 2000. Total unrestricted cash and investment position at October 30, 1999 was $2.3 million. At October 28, 2000, the Company had borrowings of $17.7 million outstanding under its revolving credit facility as compared to $16.1 million of outstanding borrowings at October 30, 1999 and $21.2 million at January 29, 2000. This decrease in the Company's net borrowing position from January 29, 2000 is primarily due to improved results of operations and the timing of various payables.

The Company's working capital at October 28, 2000 was approximately $23.0 million, compared to $26.2 million at October 30, 1999. This decrease in working capital was partly attributable to the Company's stock repurchase program, which occurred in July and August 2000.

At October 28, 2000, total inventory equaled $64.0 million, compared to $63.6 million at October 30, 1999. However, on a per square foot basis, inventory decreased from $66.68 to $63.28 which is in line with the Company's efforts to improve inventory management. The Company continues to evaluate and, within the discretion of management, act upon opportunities to purchase substantial quantities of Levi's(R), Dockers(R) and Slates brand products for its Levi's(R) and Dockers(R) Outlet by Designs stores.

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

At October 28, 2000, the accounts payable balance was $8.1 million as compared with a balance of $10.6 million at October 30, 1999. The Company's trade payables to Levi Strauss & Co., its principal vendor, generally are due 30 days after the date of invoice. The Company expects, barring unforeseen circumstances, that any purchases of merchandise from vendors other than Levi Strauss & Co. will be limited and will be in accordance with customary industry credit terms.

At October 28, 2000, the Company had borrowings of approximately $17.7 million outstanding under this facility and had three outstanding standby letters of credit totaling approximately $3.9 million. Average borrowings outstanding under this credit facility for the third quarter of fiscal 2001 were approximately $18.3 million.

As of October 28, 2000, the Company had repurchased 863,000 shares at an aggregate cost of $1,861,000, under a stock repurchase program which was approved by the Company's Board of Directors in June 2000. These shares were recorded by the Company as treasury stock and are reflected as a reduction in stockholders' equity.

Capital Expenditures

Total cash outlays for capital expenditures for the first nine months of fiscal 2001 were $5.2 million, which represents the cost of new and remodeled stores. Total cash outlays for the first nine months of fiscal 2000 were $4.5 million. During the first nine months of fiscal 2001, the Company opened four new Levi's(R)/Dockers(R) Outlet by Designs stores and remodeled six of its older outlets.

The Company's present plans for expansion for the remainder of fiscal 2001, barring unforeseen circumstances, include remodeling an additional five Levi's(R) Outlet stores and opening one additional Levi's(R)/Dockers(R) Outlet by Designs stores.

On October 31, 1998, the Company and Levi Strauss & Co. amended the trademark license agreement (as amended, the "Outlet License Agreement") that authorizes the Company to use certain Levi Strauss & Co. trademarks in connection with the operation of the Company's Levi's(R) Outlet by Designs and Dockers(R) Outlet by Designs stores in 25 states in the eastern portion of the United States. This agreement was subsequently amended on March 22, 2000 to change certain of the Change in Control provisions. Subject to certain default provisions, the term of the Outlet License Agreement was extended to September 30, 2004, and the license for any particular store is the period co-terminous with the lease term for such store (including extension options). Beginning with the amendment on October 31, 1998, the Outlet License Agreement provides that the Company has the opportunity to extend the term of the license associated with one or more of the Company's older Levi's(R) Outlet by Designs stores by either renovating the store or replacing the store with a new store with an updated format and fixturing. In order to extend the license associated with each of the Company's 59 older outlet stores, the Company must, subject to certain grace periods, complete these renovations or the construction of replacement stores by December 31, 2004.

The Company, with the approval of Levi Strauss & Co., initiated a program to remodel or replace its 59 oldest Levi's(R) Outlet by Designs stores over a five year period, beginning in fiscal 1999. As of October 28, 2000, the Company had closed two of its older 59 Levi's(R) Outlet stores, remodeled 11 of the older Levi's Outlet stores and opened 13 new Levi's(R)/Dockers(R) Outlet by Designs stores and two Dockers(R) Outlet stores.

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

The Company utilizes cash from operations and short-term borrowings under a credit facility to fund its working capital needs. This debt instrument is viewed as a risk management tool and is not used for trading or speculative purposes. In addition, the Company has available letters of credit as sources of financing for its working capital requirements. Borrowings under this credit facility, which expires in November 2003, bears interest at variable rates based on FleetBoston, N.A.'s prime rate or the London Interbank Offering Rate ("LIBOR"). These interest rates at October 28, 2000 were 9.50% for prime and 8.90% for LIBOR. Based upon sensitivity analysis as of October 28, 2000, a 10% increase in interest rates would result in a potential loss to future earnings of approximately $168,000 on an annualized basis.

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

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

A.       Reports on Form 8-K:

         The Company reported under Item 4 of Form 8-K, dated October 3, 2000, that Deloitte & Touche LLP resigned as the Company's independent accountants and Ernst & Young LLP has been engaged as the Company's new principal independent accountants.

         The Company reported under Item 7 of Form 8-KA, dated November 2, 2000, the letter from Deloitte & Touche LLP regarding its concurrence with the Company's disclosure in Item 4 of Form 8-K dated October 3, 2000.


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

3.4      By-Laws of the Company, as amended.

10.1     1992 Stock Incentive Plan, as amended.

10.2 License Agreement between the Company and Levi Strauss & Co. dated as of April 14, 1992 (included as Exhibit 10.8 to the Company's Annual Report on Form 10-K dated April 29, 1993, and incorporated herein by
         reference).                                                           *

10.3 Amended and Restated Trademark License Agreement between the Company and Levi Strauss & Co. dated as of October 31, 1998 (included as
         Exhibit 10.4 to the Company's Current Report on Form 8-K dated December
         3, 1998, and incorporated herein by reference).                       *

10.4 Amendment to the Amended and Restated Trademark License Agreement dated March 22, 2000 (included as Exhibit 10.7 to the Company's Form 10-K
         dated April 28, 2000, and incorporated herein by reference).          *

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

10.10 Fourth Amendment to Loan and Security Agreement dated as of March 20, 2000 among the Company, Fleet Retail Finance Inc.(f/k/a BankBoston Retail Finance) and the Lender(s) identified therein (included as
         Exhibit 10.13 to the Company's Form 10-K dated April 28, 2000, and
         incorporated herein by reference).                                    *

10.11 Fifth Amendment to Loan and Security Agreement dated as of July 17, 2000 among the Company, Fleet Retail Finance Inc. and the Lender(s) identified therein (included as Exhibit 10.13 to the company's
         Form 10-Q dated September 12, 2000 and incorporated herein by
         reference).                                                           *

10.12 Second Amended and Restated Loan and Security Agreement dated as of December 7, 2000 among the Company and Fleet Retail Finance Inc.,as agent for the Lender(s) identified therein

10.13 Amendment and Distribution Agreement dated as of October 31, 1998 among the Designs JV Corp., LDJV Inc. and The Desigsn/OLS Partnership (included as Exhibit 10.2 to the Company's Current Report on Form 8-K
         dated December 3, 1998, and incorporated herein by reference).        *

10.14 Guaranty by the Company of the indemnification obligation of the Designs JC Corp. dated as of October 31, 1998 in favor of LDJV, Inc. (included as Exhibit 10.3 to the Company's Current Report on Form 8-K
         dated December 3, 1998, and incorporated herein by reference).        *

10.15    Asset Purchase Agreement between Levi's Only Stores, Inc. ("LOS")
         and the Company relating to the sale by the Company of stores located in Minneapolis, Minnesota dated January 28, 1995 (included as Exhibit
         10.9 to the Company's Current Report on Form 8-K dated April 24, 1995,
         and incorporated herein by reference).                                *

10.16 Asset Purchase Agreement among Boston Trading Ltd., Inc., Designs Acquisition Corp., the Company and others dated April 21, 1995 (included as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q dated September 12, 1995, and incorporated herein by reference). *

10.17 Non-Negotiable Promissory Note between the Company and Atlantic Harbor, Inc., formerly know as Boston Trading Ltd., Inc., dated May 2, 1995 (included as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q dated September 12, 1995, and incorporated herein by reference). *

10.18 Asset Purchase Agreement dated as of September 30, 1998 between the Company and LOS relating to the purchase by the Company of 16 Dockers
         (R)Outlet and nine Levi's(R)Outlet stores (included as Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 3, 1998, and
         incorporated herein by reference).                                    *

10.19 Consulting Agreement dated as of October 28, 1999 between the Company and Jewelcor Management, Inc. (included as Exhibit 10.20 to the Company's Form 10-K dated April 28, 2000, and incorporated herein by
         reference).                                                           *

10.20 Consulting Agreement dated as of October 29, 1999 between the Company and John J. Schultz (included as Exhibit 10.21 to the Company's Form
         10-K dated April 28, 2000, and incorporated herein by reference).     *

10.21 Consulting Agreement dated as of December 15, 1999 between the Company and George T. Porter, Jr. (included as Exhibit 10.22 to the Company's Form 10-K dated April 28, 2000, and incorporated herein by reference).*

10.22 Consulting Agreement dated as of November 14, 1999 between the Company and Business Ventures International, Inc. (included as Exhibit 10.23 to the Company's Form 10-K dated April 28, 2000, and incorporated herein
         by reference).                                                        *

10.23 Employment Agreement dated as of October 16, 1995 between the Company and Joel H. Reichman (included as Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 6, 1995, and incorporated herein by
         reference).                                                           *

10.24 Employment Agreement dated as of October 16, 1995 between the Company and Scott N. Semel(included as Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 6, 1995, and incorporated herein by
         reference).                                                           *

10.25 Employment Agreement dated as of May 9, 1997 between the Company and Carolyn R. Faulkner(included as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q dated June 17, 1997, and incorporated
         herein by reference).                                                 *

10.26 Employment Agreement dated as of March 31, 2000 between the Company and David A. Levin (included as Exhibit 10.27 to the Company's Form 10-K
         dated April 28, 2000, and incorporated herein by reference).          *

10.27 Secured Promissory Note dated as of June 26, 2000 between the Company and David A. Levin (included as Exhibit 10.28 to the Company's
         Form 10-Q dated September 12, 2000, and incorporated herein by
         reference).                                                           *

10.28 Pledge and Security Agreement dated June 26, 2000 between the Company and David A. Levin (included as Exhibit 10.29 to the Company's Form 10-Q dated September 12, 2000, and incorporated herein by reference). *

10.29 Employment Agreement dated as of August 14, 2000 between the Company and Dennis Hernreich (included as Exhibit 10.30 to the Company's
         Form 10-Q dated September 12, 2000, and incorporated herein by
         reference).                                                           *

10.30 Severance Agreement dated as of January 12, 2000 between the Company and Joel H. Reichman (included as Exhibit 10.23 to the Company's Form
         10-K dated April 28, 2000, and incorporated herein by reference).     *

10.31 Severance Agreement dated as of January 20, 2000 between the Company and Scott N. Semel (included as Exhibit 10.23 to the Company's Form
         10-K dated April 28, 2000, and incorporated herein by reference).     *

10.32 Severance Agreement dated as of January 15, 2000 between the Company and Carolyn R. Faulkner (included as Exhibit 10.23 to the Company's Form 10-K dated April 28, 2000, and incorporated herein by reference).*

10.33 Indemnification Agreement between the Company and Joel H. Reichman, dated December 10, 1998 (included as Exhibit 10.34 to the Company's Annual Report on Form 10-K dated April 30, 1999 and incorporated herein
         by reference).                                                        *

10.34 Indemnification Agreement between the Company and Scott N. Semel, dated December 10, 1998 (included as Exhibit 10.35 to the Company's Annual Report on Form 10-K dated April 30, 1999 and incorporated herein by
         reference).                                                           *

10.35 Indemnification Agreement between the Company and Carolyn R. Faulkner, dated December 10, 1998 (included as Exhibit 10.36 to the Company's Annual Report on Form 10-K dated April 30, 1999 and incorporated herein
         by reference).                                                        *

10.36 Agreement Regarding Leases dated November 2, 2000 between the Company and O.M. 66 B Street LLC.

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



                                    DESIGNS, INC.



December 12, 2000                   By: /S/ DAVID A. LEVIN
                                        ------------------------------------
                                        David A. Levin, President,
                                        Chief Executive Officer and Director