Form 10-K405
period 2001-02-03
DESIGNS INC
filed 2001-05-04
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended February 3, 2001 (Fiscal 2001)

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

                          Common Stock, $0.01 par value
                              (Title of each Class)

                                -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the last sales price of such stock on April 20, 2001, was approximately $22.6 million.

The registrant had 14,456,919 shares of Common Stock, $0.01 par value, outstanding as of April 20, 2001.

                                    continued

                       DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K Requirement                                            Incorporated Document
---------------------                                            ---------------------
Part III

Item 10          Directors and Executive                         All information under the caption
                 Officers                                        "Election of Directors" in the Company's definitive
                                                                 Proxy Statement which is expected to be
                                                                 filed within 120 days of the end of the
                                                                 fiscal year ended February 3, 2001.

Item 11          Executive Compensation                          All information under the caption
                                                                 "Executive Compensation" in the
                                                                 Company's definitive Proxy Statement
                                                                 which is expected to be filed within
                                                                 120 days of the end of the fiscal
                                                                 year ended February 3, 2001.

Item 12          Security Ownership of                           All information under the caption
                 Certain Beneficial Owners and Management        "Security Ownership of Certain
                                                                 Beneficial Owners and Management"
                                                                 in the Company's definitive Proxy
                                                                 Statement which is expected to be
                                                                 filed within 120 days of the end of the
                                                                 fiscal year ended February 3, 2001.

Item 13          Certain Relationships and                       All information under the caption
                 Related Transactions                            "Certain Relationships and Related
                                                                 Transactions" in the Company's definitive
                                                                 Proxy Statement which is expected to be
                                                                 filed within 120 days of the end of the
                                                                 fiscal year ended February 3, 2001.

                                  DESIGNS, INC.
                     --------------------------------------

                       Index to Annual Report on Form 10-K
                           Year Ended February 3, 2001

PART I                                                                      Page
Item 1.    Business ........................................................   4

Item 2.    Properties ......................................................  10

Item 3.    Legal Proceedings ...............................................  11

Item 4.    Submission of Matters to a Vote of Security Holders .............  11

PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters .............................................  12

Item 6.    Selected Financial Data .........................................  13

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations ...................  14

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ......  20

Item 8.    Financial Statements and Supplementary Data .....................  21

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure ..........................  45


PART III
Item 10.   Directors and Executive Officers of the Registrant ..............  46

Item 11.   Executive Compensation ..........................................  46

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management ..................................................  46

Item 13.   Certain Relationships and Related Transactions ..................  46

           The information called for by Items 10, 11, 12 and 13, to the extent not included in this document, is incorporated herein by reference to the Company's definitive proxy statement which is expected to be filed within 120 days after the end of the Company's fiscal year ending February 3, 2001

PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K ........................................................  47

                                     PART I.

Item 1. Business

Summary

Designs, Inc. (together with its subsidiaries, the "Company") is a retailer based in the United States selling quality branded apparel and accessories made exclusively by Levi Strauss & Co., and other manufacturers licensed by Levi Strauss & Co. The Company markets a broad selection of Levi Strauss & Co. brand merchandise through outlet and factory stores under the names "Levi's(R)/Dockers(R) Outlet by Designs," "Levi's(R) Outlet by Designs," "Dockers(R) Outlet by Designs" and "Levi's(R)/Dockers(R) Factory Store by Designs." The Company uses certain Levi Strauss & Co. trademarks, sells exclusively Levi Strauss & Co. merchandise, and markets the Levi Strauss & Co. brand products pursuant to a license agreement with Levi Strauss & Co. Currently, the Company markets and sells Levi Strauss & Co. branded products at its 102 stores located throughout the eastern half of the United States and Puerto Rico.

The Company had incurred approximately $85 million in operating losses during the fiscal years of 1998, 1999, and 2000 as a result of its strategy to market and sell merchandise unrelated to Levi Strauss & Co. Starting in May 1995, with the acquisition of the Boston Traders(R) brand, inclusive of certain retail stores, from Boston Trading, Ltd. Inc., the Company embarked on a private label diversification strategy concept that was later abandoned in fiscal year 1998, when the Company began closing the Boston Trading Co. and Boston Traders Outlet stores, eliminating all other brand name apparel (other than Levi's(R), Dockers(R) and Slates(R)) and ultimately returning to its core competency of marketing and selling exclusively Levi Strauss & Co. merchandise product.

In October 1999, the stockholders of the Company elected a new board of directors and then in April 2000 appointed a new Chairman of the Board in addition to a new Chief Executive Officer and President of the Company. Under new management, the Company has renewed its strategy of marketing and selling exclusively Levi Strauss & Co. branded merchandise products, expanding its retail presence of selling Levi Strauss & Co. products, and remodeling existing store formats to better present and market Levi Strauss & Co. branded merchandise.

As used throughout this annual report on Form 10-K, the terms fiscal 2001, 2000 and 1999 refer to the Company's twelve month periods ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively.

Store Formats

The Company's Levi's(R) Outlet by Designs and Dockers(R) Outlet by Designs stores are located in outlet centers which are primarily in the eastern part of the United States. In fiscal 2001, the Company also expanded its territory by opening its first store in Puerto Rico. All of the Company's stores exclusively sell Levi Strauss & Co. branded apparel purchased from Levi Strauss & Co. and its licensees. Two years ago, the Company began to update its existing chain of stores to a new store prototype, the Levi's(R)/Dockers(R) Outlet by Designs store. The Company's new prototype, which is generally 8,000 to 9,000 square feet, is a combined Dockers(R) Outlet store and Levi's(R) Outlet store that separately displays each brand in its own unique environment. This differs from the Company's older Levi's(R) Outlet store format, which averages 10,000 to 12,000 square feet and has no prominent marketing of the individual Levi's(R), Dockers(R) and Slates(R) brands. By updating the store fixtures and enhancing visual merchandising, the strong identity of each brand is maximized for the customer. The total average square footage of the chain has decreased to approximately 9,700 as the Company opens new stores and remodels its existing stores to the smaller, more profitable prototype.

At February 3, 2001, the Company operated 102 stores of which 34 are in the new Levi's(R)/Dockers(R) Outlet by Designs store format. The Company also operates 14 Dockers(R) Outlet stores, which sell exclusively Dockers(R) and Slates(R) brand products, and 15 Levi's(R) Outlet stores, which sell exclusively Levi's(R) brand product. Several of these smaller Dockers(R) and Levi's(R) only stores are located in the same outlet center and a few are even adjacent to each other. In January 2001, the Company combined three pairs of its standalone Dockers(R) and Levi's(R) outlet stores that were adjacent to each other into three Levi's(R)/Dockers(R) Outlet stores. By combining the individual stores into one store, the Company was able to reduce total square footage, reduce labor costs and provide a cross-over environment for the brands. The Company will continue to review other opportunities to combine similar store locations. The remaining 39 stores are the older Levi's(R) Outlet stores that carry a combination of Levi's(R), Dockers(R) and Slates(R) apparel. The Company plans to continue to update its store base by remodeling its remaining older stores to the new format, relocating or closing stores and combining the individual Dockers(R) and Levi's(R) outlet stores where feasible.

The Company operated 103 outlet stores under the names, "Levi's(R) Outlet by Designs," "Dockers(R) Outlet by Designs" and "Levi's(R)/Dockers(R) Outlet by Designs" in fiscal 2000 and 95 of these outlets in fiscal 1999. In fiscal 1999, the Company also operated 18 stores, under various names such as "Buffalo Jeans(R) Factory Outlets," "Boston Trading Co.(R)," "Designs/BTC(TM)" and "Boston Traders(R) Outlet stores." These 18 stores were closed as part of the Company's store closing program initiated in fiscal 2000.

Store Expansion

In fiscal 2001, the Company opened six new Levi's(R)/Dockers(R) Outlet stores, remodeled nine of its older locations and completed the combination of stores in three centers where the Company had adjoining Dockers(R) Outlet stores with Levi's(R) Outlet stores. In fiscal 2002, the Company expects to remodel or relocate up to an additional eleven stores and combine two additional Dockers(R) and Levi's(R) outlet store pairs. In addition, the Company has also opened three new stores in fiscal 2002 and plans to open an additional two new stores, one of which will be an additional location in Puerto Rico which is tentatively scheduled to open in August 2001.

The capital expenditures for fiscal 2002 related to these new and remodeled stores are expected to total approximately $6.0 million. The Company continually evaluates the performance of its stores and may, from time to time, decide to close or reduce the size of or remodel certain store locations.

Customer Base

The Company believes that its customer base primarily reflects that of the Levi's(R), Dockers(R) and Slates(R) brand customer. The Company's Levi's(R) and Dockers(R) Outlet stores also attract foreign travelers looking for these well-known brands. The product selection offered in these stores is designed to satisfy the casual apparel needs of customers in all age groups and income brackets.

Merchandising

The Company offers exclusively a selection of Levi Strauss & Co. brands of merchandise which include Levis (R), Dockers(R) and Slates(R). The Levis Strauss & Co. brands target customers in all age groups and income levels. The Levis (R) brand includes various men's and women's jeanswear products as well as an assortment of woven and knit tops and accessories. Much of the jeanswear sold by the Company is from the Levis(R) Red Tab(TM) product lines. The Dockers(R) brand includes a broad range of casual khaki pants and are complemented by a variety of tops and seasonal pant products in a range of fits, fabrics, colors and styles. The Dockers(R) brand is primarily targeted towards the casual workplace attire customer. According to a 2000 report by the Society for Human Resource Managers, approximately 80% of U.S. workplaces today allow casual business wear at least one day a week. The Slates(R) brand collection of pants, shirts, sweaters and outerwear combines contemporary styles with modern fabrics and colors. The Slates(R) brand for both men and women targets the 25- to 34-year-old consumer's desire for a younger and more sophisticated casual look.

The Company's merchandise sales performance is partially dependent upon the acceptance and growth of the Levi Strauss & Co. brands of merchandise. Since 1996, Levi Strauss & Co., sales have declined 35% from approximately $7.1 billion to $4.6 billion for that company's year ended November 26, 2000. The Levi Strauss & Co. brands have significant competition across all brands from private labels and fashion labels which include VF Corporation, marketer of the Lee, Wrangler and Rustler brands; fashion-oriented designer apparel marketers, including Polo Ralph Lauren Corporation, Calvin Klein, Nautica Enterprises, Guess?, Inc. and Tommy Hilfiger Corp.; vertically integrated specialty stores, including Gap Inc., Abercrombie & Fitch, American Eagle Outfitters Inc., J. Crew and Eddie Bauer, Inc.; lower-volume but high visibility fashion-forward jeanswear brands that appeal to the teenage market, including the FUBU, JNCO, Lucky, MUDD and Diesel brands; casual wear manufacturers, including Haggar Corp., Liz Claiborne, Inc. and Savane International Corp.; retailer private labels, including J.C. Penney's Arizona brand and Sears' Canyon River Blues and Canyon River Khakis brands; and mass merchandisers, including Wal-Mart Stores, Inc., Target and Kmart. However, Levi Strauss & Co. has placed great emphasis on its business turnaround strategy through supply chain improvements, product innovation, new marketing campaigns and improved retail presentation.

Through the Company's license agreement with Levi Strauss & Co., merchandise product is made available to the Company throughout the year. The Company has worked closely with Levi Strauss & Co. to make wider assortments of its brand offerings regularly available to the Company. As a result of these efforts, the Company believes that its comparative sales performance will improve in the second half of fiscal 2002 since many of the merchandising initiatives developed in conjunction with Levi Strauss & Co. are scheduled for the Fall and Holiday selling seasons. However, quarterly comparisons will likely be unfavorable during the first half of the fiscal year, because the comparison will be against prior-year sales and margins which benefited from significant price reductions on inventories for which reserves were established at the end of fiscal 2000. In addition, sales have been significantly impacted in all of the Company's retail locations due to the liquidation of Bugle Boy, a 300-store retail chain selling similar categories of casual apparel. Therefore, in the first quarter of fiscal 2002 we expect comparable store sales to reflect declines approximating in the mid-teens.

The Company has historically purchased manufacturing overruns, discontinued lines and irregulars from Levi Strauss & Co. at wholesale cost which has historically been much less than the wholesale cost of other merchandise purchases from Levi Strauss & Co. The Company's gross margins have been influenced in part by the varying availability of this lower wholesale cost merchandise from Levi Strauss & Co. If the availability of that merchandise is decreased, the Company's gross margin percentages could be negatively impacted in the future.

Distribution

In August 2000, the Company opened a new 60,000 square foot distribution facility in Orlando, Florida for the purpose of distributing much of the Company's purchases of jeanswear and casual slacks to its stores. Prior to opening this facility, much of this product was shipped directly to the stores. The new distribution facility was opened with the objective of better controlling the Company's purchases and improving its inventory management. The Company also utilizes a third party vendor to operate a 30,000 square foot distribution center in Mansfield, Massachusetts.

The Company's distribution strategy is (1) to maintain warehouse facilities to regulate the flow of merchandise into the stores to facilitate store level handling, and (2) to flow through (cross-dock) the higher volume product in order to maintain optimum inventory levels in the stores and maximize sales.

Trademark License Agreement

The Company operates under a trademark license agreement with Levi Strauss & Co., which was most recently amended in October 1998 (as amended, the "Outlet License Agreement"). This Outlet License Agreement authorizes the Company to use certain Levi Strauss & Co. trademarks in connection with the operation of the Company's Levi's(R) Outlet by Designs and Dockers(R) Outlet by Designs stores in 25 states in the eastern portion of the United States and in Puerto Rico. Subject to certain default provisions, the term of the Outlet License Agreement was extended to September 30, 2004, and the license for any particular store is the period co-terminous with the lease term for such store (including extension options). The Outlet License Agreement now provides that the Company has the opportunity to extend the term of the license associated with one or more of the Company's older Levi's(R) Outlet by Designs stores by either renovating the store or replacing the store with a new store that has updated format and fixturing. In order to extend the license associated with each of the Company's 59 older outlet stores, the Company must, subject to certain grace periods, complete these renovations or the construction of replacement stores by December 31, 2004. As leases expire, the Company may lose the right to use the Levi's(R) trademark in connection with certain Levi's(R) Outlet by Designs stores and Dockers(R) Outlet by Designs stores. At February 3, 2001, the average remaining lease term (including extension options) of the Company's Levi's(R) Outlet by Designs and Dockers(R) Outlet by Designs stores was approximately 8.8 years.

The Company, with the approval of Levi Strauss & Co., initiated a program to remodel its existing outlet store base in fiscal 1999. This program allows the Company to substitute new locations in the Company's existing territory for older locations in maturing centers as management deems it appropriate to do. See "Store Formats" above for more discussion concerning the Company's progress with its remodel program.

The Company and Levi Strauss & Co. are presently in discussions aimed at re-negotiating the Outlet License Agreement in certain respects. The Company anticipates that the main areas of focus within the agreement will be (i) product availability and selection, (ii) expansion of the Company's existing territorial rights, (iii) price structure for wholesale merchandise and (iv) the extension of the term of the Outlet License Agreement, although no agreement regarding such matters have been reached.

Trademarks

"Dockers(R)," "Levi's(R)" and "Slates(R)" are registered trademarks of Levi Strauss & Co.

Store Operations

The Company currently employs one Vice President and Director of Store Operations who reports directly to the President and Chief Executive Officer of the Company. Two regional managers, who report to the Vice President and Director of Store Operations, are responsible for the operations and profitability of stores within specific geographic regions.

In order to provide management development and guidance to individual store managers, the Company employs approximately 12 district managers. Each district manager is responsible for hiring and developing store managers at the stores assigned to that district manager's area and for the sales and overall profitability of those stores. District managers report directly to a regional manager.

The Company's stores utilize interior design and merchandise layout plans designed by the Company's visual merchandising team which are specifically designed to promote customer identification as a specialty outlet store selling quality branded apparel and accessories. The merchandise layout is further customized by store management and the Company's visual merchandising department to suit each particular store location. The stores prominently display Levi's(R), Dockers(R) and Slates(R) brand logos and utilize distinctive promotional displays. The Company uses Levi Strauss & Co. logos and trademarks on store signs with the permission of Levi Strauss & Co.

During fiscal 2001, in conjunction with the Company's initiatives to improve shrink and inventory management, the Company outsourced its loss prevention department to LP Innovations, Inc., a leader in loss prevention management.

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

Each Levi's(R) Outlet by Designs and Dockers(R) Outlet by Designs store employs approximately 20 associates. Store staffing typically includes a store manager, one or more assistant managers and shift supervisors, and a team of full-time and part-time sales associates. Store manager candidates or assistant manager candidates may also be included on the team in specific stores. The store management team is responsible for all operational matters in the store, including the hiring and training of sales associates.

Management Information Systems

The Company's management information systems, located at both its corporate headquarters in Needham, Massachusetts and all of its retail stores, consist of a full range of retail merchandising and financial systems which include merchandise planning and reporting, distribution center processing, inventory allocation, in-store systems, sales reporting, and financial processing and reporting. The Company's primary business applications, JDA Merchandising Management Systems and Lawson Financial Systems, operate on an AS/400 platform.

All of the Company's stores have point-of-sale terminals supplied by IBM and supported by point-of-sale business application provided by CRS, that captures daily transaction information by item, color and size (SKU). The Company utilizes barcode technology in tracking sales, inventory and pricing information. Communications between the corporate office and all stores is facilitated on a daily basis through the use of an electronic mail system. The JDA Merchandising Management System is updated daily with all store transactions and provide daily sales, inventory, pricing and merchandise information and management reports in assisting the Company operate its retail business. Its merchandising system applications also facilitate the placement of purchase orders and their tracking, primarily through electronic data interchange (EDI). The Company evaluates this information, together with weekly reports on merchandise statistics, prior to making merchandising decisions regarding reorders of fast-selling items and the allocation of merchandise.

In fiscal 2001, the Company purchased JDA Arthur, a planning and allocation system that should further enhance the Company's inventory management and visibility. The added inventory management applications will be installed and implemented during fiscal 2002. In addition, the Company will be enhancing its warehouse management systems either through the further development of its existing system with JDA, or through the purchase of a warehouse management application from a third-party provider. These added applications should greatly enhance the Company's inventory management capabilities.

The Company utilizes a client server based network with mixed NT and Novel environment running on a local area network to communicate and work share within its corporate headquarters. The Company also utilizes the services of an outside payroll processing provider, ADP, in preparing, distributing and reporting its weekly payroll.

Advertising

The Company relies on the visibility and recognition of the Levi's(R), Dockers(R) and Slates(R) brand names, as well as the natural flow of traffic that results from locating stores in areas of high retail activity including destination outlet centers and regional malls. The Company's Outlet License Agreement with Levi Strauss & Co. limits the Company's advertising ability to billboards and specific outlet center promotions.

The Company has a complete visual merchandising program that, through the use of in-store signage, focuses on product knowledge and marketing of the individual Levi's(R), Dockers(R) and Slates(R) brands and communicates its value to the customer. During fiscal 2002, the Company plans to update its visual marketing programs by redesigning its communication and education in-store signage with the intention of better guiding the customer through the shopping experience.

Competition

The United States casual apparel market is highly competitive with many national and regional department stores, specialty apparel retailers and discount stores offering a broad range of apparel products similar to those sold by the Company. The Company considers any casual apparel manufacturer operating in outlet parks throughout the United States to be a competitor in the casual apparel market.

The Company's business involves the sale of branded apparel and accessories sold by or manufactured under license from Levi Strauss & Co. Levi Strauss & Co. is involved in the highly competitive fashion apparel industry. Levi's(R) brand jeans have been impacted by the increased competition from private label as well as fashion jeans market entrants and by a decrease in national sales trends of Levi's(R) brand products.

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

Employees

As of February 3, 2001, the Company employed approximately 1,750 associates, of whom 418 were full-time personnel. The Company hires additional temporary employees during the peak Fall and Holiday seasons.

All qualified full-time employees are entitled, when eligible, to life, medical, disability and dental insurance and to participate in the Company's 401(k) retirement savings plan. Store managers, district managers, regional managers and corporate office employees are eligible to receive incentive compensation subject to the achievement of specific performance objectives related to sales, profitability and expense control. Vice Presidents, regional managers and district managers are also entitled to use an automobile provided by the Company or to receive an automobile allowance. Sales personnel are compensated on an hourly basis and, generally, receive no commissions, but from time to time are eligible to earn sales incentive payments from individual store sales contests. Regional and district managers, store managers and certain corporate office employees have been granted stock options to purchase shares of the Company's common stock. None of the Company's employees are represented by any collective bargaining agreement.

Item 2. Properties

As of February 3, 2001, the Company operated 102 Levi's(R) Outlet by Designs and Dockers(R) Outlet by Designs stores. All of these stores are leased by the Company directly from outlet center owners. The average square footage of the chain had decreased to approximately 9,700 as the Company opens new smaller size stores and remodels its existing stores to a smaller, more profitable prototype. The store leases are generally five years in length and contain renewal options extending their terms to between 10 and 15 years. Most of the Company's outlet store leases provide for annual rent based on a percentage of store sales, subject to guaranteed minimum amounts.

Sites for store expansion are selected on the basis of several factors intended to maximize the exposure of each store to the Company's target customers. These factors include the demographic profile of the area in which the site is located, the types of stores and other retailers in the area, the location of the store within the center and the attractiveness of the store layout. The Company also utilizes financial models to project the profitability of each location using assumptions such as the center's sales per square foot averages, estimated occupancy costs and return on investment requirements. The Company believes that its selection of locations enables the Company's stores to attract customers from the general shopping traffic and to generate its own customers from surrounding areas.

The lease for the Company's headquarters office at 66 B Street, Needham, Massachusetts, which began in November 1995, is for a period of ten years. The lease provides for the Company to pay all occupancy costs associated with the land and the 80,000 square foot building. Beginning in fiscal 1998, the Company began subleasing excess office space as a result of its downsizing. As of February 3, 2001, the Company has three subtenants who combined lease approximately 43,000 of the 80,000 square feet. These leases are for various terms ranging from five to seven years.

On November 13, 2000, the Company announced that it had entered into an option agreement with the landlord of its corporate headquarters. The agreement provides the landlord with the option, if exercised within 15 months from November 2000 which was the date of the agreement, to terminate the Company's lease for its corporate headquarters, which currently will expire on January 31, 2006. If such option is exercised by the landlord, then the Company will be entitled to receive $8.9 million provided that certain conditions in connection with vacating the leased property are met. If the option is exercised, the Company would have seven months thereafter to vacate the premises. If the Company failed to perform all the conditions of the option agreement, the Company would forfeit its right up to the entire $8.9 million payment.

During fiscal 2001, the Company opened its own 60,000 square foot distribution center located in Orlando, Florida. The Company has leased the property for five years through August 14, 2005 at which time the Company has the option to extend its lease for an additional five years. The lease also contains certain exit rights, which would allow the Company to terminate the lease on August 14, 2002 with six months prior notice. Subsequent to fiscal year end, the Company also entered into another lease agreement to lease an additional 16,000 square feet of warehouse space in Orlando, Florida. The lease for the additional space expires March 31, 2005 and also contains certain exit rights which would allow the Company to terminate the lease on March 31, 2003 with three months prior notice. The Company utilizes a 30,000 square foot third-party distribution center in Mansfield, Massachusetts.

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

In May 1995, the Company purchased from Boston Trading Ltd., Inc. certain assets including various trademarks and license agreements. The terms of the Asset Purchase Agreement, which was dated April 25, 1995 (the "Purchase Agreement"), included the Company delivering a $1 million promissory note ("Purchase Note") for the balance of the purchase price. The principal amount of the Purchase Note was stated to be payable in two equal annual installments through May 1997. In the first quarter of fiscal 1997, the Company asserted certain indemnification rights under the Purchase Agreement. In accordance with the terms of the Purchase Agreement, the Company, when exercising its indemnification rights, had the right, among other courses of action, to offset against the payment of principal and interest due and payable under the Purchase Note. Accordingly, the Company did not make the two $500,000 principal payments on the Purchase Note that were due on May 2, 1996 and May 2, 1997. The Company paid all interest on the original principal amount through May 2, 1996 and continued to pay interest thereafter through January 31, 1998 on $500,000 of principal. In January 1998, Atlantic Harbor, Inc. filed a lawsuit against the Company for failing to pay the outstanding principal amount of the Purchase Note, which was issued to Boston Trading Ltd., Inc. (d/b/a Atlantic Harbor, Inc.). In March 1998, the Company filed a counterclaim against Atlantic Harbor, Inc. alleging that the Company suffered damages in excess of $1 million because of the breach of certain representations and warranties made by Atlantic Harbor, Inc. and its stockholders concerning the existence and condition of certain foreign trademark registrations and license agreements.

Subsequent to fiscal 2001, the Company has entered into a settlement agreement with Atlantic Harbor, Inc. whereby the Company has agreed to pay cash of $450,000 to Atlantic Harbor, Inc. as settlement for all obligations outstanding under the Purchase Note. In exchange, the Company agreed to transfer and assign all trademarks and license agreements acquired as part of the Purchase Agreement to a new entity in which the Company would have a 15% equity interest, with Atlantic Harbor, Inc. and its affiliates retaining the remaining interest. The Company would also be entitled to receive up to an additional $150,000 from existing license royalties over the next four years. At February 3, 2001, the Company recorded a gain related to the settlement of this matter in the amount of $550,000, which is included in "Provision for impairment of assets, store closings and severance" on the Consolidated Statements of Operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "DESI."

The following table sets forth, for the periods indicated, the high and low per share closing sales prices for the common stock, as reported on the Nasdaq consolidated reporting system.

Fiscal Year Ending
February 3, 2001                                       High              Low
--------------------------------------------------------------------------------
First Quarter                                       $  1.5000         $  1.0938
Second Quarter                                         2.1250            1.1875
Third Quarter                                          2.5625            1.9375
Fourth Quarter                                         2.4688            2.0000

Fiscal Year Ending
January 29, 2000                                       High              Low
--------------------------------------------------------------------------------
First Quarter                                       $  2.7812         $  1.8437
Second Quarter                                         2.5625            1.3750
Third Quarter                                          1.8125            1.1562
Fourth Quarter                                         1.7187            1.1875

As of April 20, 2001, based upon data provided by independent shareholder communication services and the transfer agent for the common stock, there were approximately 308 holders of record of common stock and approximately 3,200 beneficial holders of common stock.

The Company has not paid and does not anticipate paying cash dividends on its common stock. For a description of financial covenants in the Company's loan agreement that may restrict dividend payments, see Note C of Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data

                                                                           Fiscal Years Ended (1)

                                               February 3,    January 29,        January 30,        January 31,        February 1,
                                                   2001           2000              1999               1998               1997
                                              (Fiscal 2001)  (Fiscal 2000)      (Fiscal 1999)      (Fiscal 1998)      (Fiscal 1997)
                                                              (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
INCOME STATEMENT DATA:
Sales                                         $    194,530   $    192,192       $    201,634       $    265,726       $    289,593
Gross profit, net of occupancy costs                54,985         47,440(3)          42,249(4)          38,358(5)          86,229
Provision for impairment of assets,
store closing and severance                            107         14,535(3)          15,729(4)          21,600(5)              --
EBITDA (2)                                          12,671         (2,569)           (20,659)           (34,945)            20,293
Pre-tax income (loss)                                5,488        (10,278)(3)        (29,269)(4)        (46,562)(5)         10,364
Net income (loss)                                    3,216        (12,493)           (18,541)           (29,063)             6,264

Earnings (loss) per share- basic              $       0.20   $      (0.78)      $      (1.17)      $      (1.86)      $       0.40
Earnings (loss) per share- diluted            $       0.20   $      (0.78)      $      (1.17)      $      (1.86)      $       0.40
------------------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding
   For earnings per share- basic                    16,015         16,088             15,810             15,649             15,755

Weighted average shares outstanding
   For earnings per share -diluted                  16,292         16,088             15,810             15,649             15,833
------------------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA:
Working capital                               $     16,306   $     19,624       $     24,078       $     42,104       $     72,320
Inventories                                         57,675         57,022             57,925             54,972             79,958
Property and equipment, net                         18,577         16,737             17,788             35,307             39,216
Total assets                                        95,070         95,077             99,317            116,399            141,760
Shareholders' equity                                49,825         52,269             63,956             82,380            111,045

OPERATING DATA:
Net sales per square foot                     $        192   $        190       $        187       $        220       $        234
Number of stores open at fiscal year end               102            103                113                125                150

(1) The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 31. The fiscal year ended February 3, 2001 covered 53 weeks.

(2) The Company defines EBITDA as Net Income before Taxes, Interest expense net and Depreciation and amortization.

(3) Pre-tax loss for fiscal 2000 includes the $15.2 million charge taken in the fourth quarter related to inventory markdowns, the abandonment of the Company's Boston Traders(R) trademark, severance, and the closure of the Company's five remaining Designs/BTC(TM) stores and its five Buffalo(R) Jeans Factory stores. Of the $15.2 million charge, $7.8 million, or 4.1% of sales, is reflected in gross margin. The pre-tax loss for fiscal 2000 also includes $717,000 of non-recurring income related to excess reserves from the fiscal 1999 restructuring program.

(4) Pre-tax loss for fiscal 1999 includes the $13.4 million charge taken in the third quarter related to closing 30 unprofitable stores. Also included in the pre-tax loss for fiscal 1999 is the $5.2 million charge related to the closing of one Designs store, three BTC(TM) stores and four Boston Traders(R) outlet stores, all eight of which were closed in fiscal 2000. Of the $5.2 million charge, $800,000, or 0.4% of sales, is reflected in gross margin. In addition, the Company recognized $2.9 million in restructuring income in the fourth quarter which was the result of favorable lease negotiations associated with the original estimated $13.4 million charge.

(5) Pre-tax loss for fiscal 1998 includes the $20 million charge taken in the second quarter related to the Company's strategy shift and the fourth quarter charge of $1.6 million for the Company's reduction in work force. Of the $20 million charge, $13.9 million, or 5.2% of sales, is reflected in gross margin.

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

                                                                                FISCAL YEARS ENDED (1)
                                                     -----------------------------------------------------------------------------
                                                         Feb. 3,       Jan. 29,        Jan. 30,        Jan. 31,         Feb. 1,
                                                          2001           2000            1999            1998            1997
                                                     (Fiscal 2001)   (Fiscal 2000)   (Fiscal 1999)   (Fiscal 1998)   (Fiscal 1997)
----------------------------------------------------------------------------------------------------------------------------------
Total Sales (In Thousands)                             $ 194,530       $ 192,192       $ 201,634       $ 265,726       $ 289,593
Number of stores in operation at end of the
  fiscal year:
Store Type
Levi's(R) Outlet and Dockers(R) Outlet by Designs            102             103              95              59              58
Designs and BTC(TM) (2)                                       --              --               9              22              44
Buffalo Jeans(R) Factory Outlets(2)                           --              --               5              --              --
Boston Trading Co.(R) (2)                                     --              --              --              11
Boston Traders(R) outlets(2)                                  --              --               4              12              27
Joint Venture:
  Original Levi's Stores(TM)(2)                               --              --              --              11              11
  Levi's(R) Outlet stores (2)                                 --              --              --              11              10
Total stores                                                 102             103             113             126             150
Comparable stores                                             92              87              80             112             142
                                                     -----------------------------------------------------------------------------
Changes in total sales                                         1%             (5%)           (24%)            (8%)            (4%)
Changes in comparable store sales                             (4%)            (1%)           (18%)           (10%)            (5%)

(1) The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 31. The fiscal year ended February 3, 2001 covered 53 weeks. Comparable store sales for fiscal 2001 were based upon 52-week comparisons.

(2) As part of store closing programs in fiscal 1998, 1999 and 2000, the Company closed all of its non-profitable store concepts.

RESULTS OF OPERATIONS

SALES

Sales for fiscal 2001 were $194.5 million, an increase of 1.2% compared with fiscal 2000 sales of $192.2 million. There were 53 weeks in fiscal 2001 and 52 weeks in fiscal years 2000 and 1999. The increase in sales in fiscal 2001, as compared to fiscal 2000, was due to an additional week of sales of approximately $2 million and sales from new and remodeled stores offset slightly by a comparable store sale decrease of 3.8% from the prior year. Sales for fiscal 2000 decreased 4.7% compared with fiscal 1999 sales of $201.6 million.. The decrease in sales in fiscal 2000 as compared to fiscal 1999 was due to an 1% decrease in comparable store sales and 23 store closings in fiscal 2000 and 37 store closings in fiscal 1999. This decrease was partially offset by sales from new stores of $32.6 million.

Comparable store sales decreases in both fiscal 2001 and fiscal 2000 were due primarily to lower sales in men's Levi's(R) brand jeans and tops resulting from limited availability and reduced demand for Levi's(R) brand products. These sales decreases were partially offset by increased sales of women's Levi's(R) brand jeans and men's and women's Dockers(R) brand apparel.

The Company has worked closely with Levi Strauss & Co. to make wider assortments of its brand offerings available to the Company throughout the upcoming year. As a result of these efforts, the Company believes that its comparative sales performance should improve in the second half of fiscal 2002 since many of the merchandising initiatives developed in conjunction with Levi Strauss & Co. are scheduled for the Fall and Holiday selling seasons. However, the Company expects that quarterly comparisons will likely be unfavorable during the first half of fiscal 2002 because the comparison will be against prior-year sales and margins which benefited from significant price reductions on inventories for which reserves were established at the end of fiscal 2000. In addition, sales in the first quarter of fiscal 2002 have been significantly impacted in all of the Company's retail locations due to the liquidation of Bugle Boy, a 300-store retail chain selling similar categories of casual apparel. Therefore, in the first quarter of fiscal 2002 we expect comparable store sales to reflect declines approximating in the mid-teens.

GROSS MARGIN

Gross margin, which includes occupancy costs, was 28.3% for fiscal 2001 as compared with 24.7% in fiscal 2000. The improved gross margin was primarily due to a substantial markdown reserve recorded in fiscal 2000 of $7.8 million, which was not recurring in fiscal 2001. In addition, through favorable lease negotiations with several existing landlords, the Company has reduced its occupancy costs as a percentage of sales by 0.3 percentage points. These favorable improvements in gross margin are partially offset by a slight deterioration in initial margins due to increasing costs on merchandise purchases. During fiscal 2001, in an effort by the Company to provide full merchandise assortments, the Company's average cost of merchandise purchased increased while retail selling prices remained constant. Merchandise margins in fiscal 2000 included a LIFO benefit of approximately $558,000.

Gross margin in fiscal 2000 was 24.7% as compared with 20.9% in fiscal 1999. The improved margin in fiscal 2000 as compared to fiscal 1999 was due to the shift in the Company's store portfolio away from lower margin specialty, generally mall-based stores, towards the traditionally higher margin outlet store operations and a benefit of approximately $558,000 from LIFO. Included in gross margin for fiscal 2000 is approximately $7.8 million for markdowns related to reserves established for aged and excess outlet store inventory and liquidation markdowns associated with the ten stores closed in the fourth quarter of fiscal 2000, discussed below under "Restructuring - Fiscal 2000." Based on the recent changes in the Company and its shift to an exclusively outlet business, the Company changed its current markdown strategy in the fourth quarter of fiscal 2000 in an effort to improve inventory turnover and significantly reduce the amount of aged merchandise on hand. Included in gross margin for fiscal 1999 is approximately $800,000 of markdowns related to store closings in fiscal 1999, discussed below under "Restructuring Fiscal 1999."

In fiscal 2002, the Company anticipates that the average cost of merchandise should continue to increase which may negatively impact gross margin, after considering anticipated favorable improvements in shrinkage and reduced freight expense.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses as a percentage of sales were 21.7% or $42.2 million in fiscal 2001, 22.6% or $43.4 million in fiscal 2000 and 23.8% or $48.0 million in fiscal 1999. The steady decrease in selling, general and administrative expenses as a percentage of sales over the past three years is a result of a series of expense reduction actions undertaken over the past three years that are still ongoing. Expenses in prior years which have been reduced or are not recurring include the Company's proxy expenses, expenses reimbursed to Jewelcor Management, Inc., costs related to the termination of the Company's Shareholder Rights Agreement, and other costs associated with the change-in-control.

IMPAIRMENT OF ASSETS

The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The Company reviews its long-lived assets for events or changes in circumstances that indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the carrying value of such assets over the remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. At February 3, 2001, the Company recorded an impairment charge of $837,000 for the write-down of fixed assets. The impairment charge related to stores whose expected cash flows from operations are not expected to exceed their net book value prior to the expiration of their expected lease term. In fiscal 2000, the Company had recorded an impairment charge of $611,000 for the write-down of fixed assets which was included as part of the $15.2 million non-recurring charge recorded in the fourth quarter of fiscal 2000. See "Restructuring - Fiscal 2000" below. No such impairment charge was recorded in fiscal 1999. These charges are reflected in Provision for impairment of assets, store closings and severance on the Consolidated Statements of Operations for fiscal 2001 and 2000.

RESTRUCTURING

Fiscal 2000

During the fourth quarter of fiscal 2000, the Company recorded a pre-tax charge of $15.2 million, or $0.59 per share after tax, related to inventory markdowns, the abandonment of the Company's Boston Traders(R) and related trademarks, severance, and the closure of the Company's five Buffalo Jeans(R) Factory Stores and its five remaining Designs stores. Of the $15.2 million charge, $7.8 million relating to inventory markdowns was reflected in gross margin in fiscal 2000. This pre-tax charge of $15.2 million included cash costs of approximately $3.6 million related to lease terminations and corporate and store severance, and approximately $11.6 million of non-cash costs related to inventory markdowns and the impairment of trademarks and store assets. At February 3, 2001, the remaining reserve balance related to this $15.2 million charge was $852,000, which primarily related to landlord settlements and remaining severance payments.

As a result of the above charges recorded, the Company recorded a net operating loss for fiscal 2000. Because of an additional year of net operating losses, the Company recorded a further write-down of tax assets of $6.0 million or $0.37 per share after tax attributable to the potential that certain deferred federal and state tax assets may not be realizable.

After the recording of these restructuring charges, all operating assets related to businesses other than the remaining Levi's(R)/Dockers(R) Outlet stores had been written off leaving only the operations and related assets of its retail outlet and factory stores which sell exclusively product made by or for Levi Strauss & Co.

Based on management's review of the Company's Levi's(R) and Dockers(R) Outlet by Designs stores at the end of fiscal 2001, no additional store closing reserves were needed at February 3, 2001.

Fiscal 1999

During the third quarter of fiscal 1999, the Company announced its plans to close, through lease terminations and expirations, 14 unprofitable Designs stores, eight unprofitable Boston Trading Co.(R)/BTC(TM) stores and eight Original Levi's Stores(TM) operated by the the Designs/OLS Partnership. This store closing strategy resulted in the Company recording a pre-tax charge of $13.4 million. The total cost to close these stores was $10.5 million, which is $2.9 million less than the original charge, primarily due to favorable landlord negotiations on lease termination payments. As a result, the Company recognized pre-tax income of $2.9 million in the fourth quarter of fiscal 1999. Total cash costs were $4.2 million related to lease terminations, employee severance and other related expenses. The remainder of the $10.5 million charge consists of non-cash costs of approximately $6.3 million in store fixed asset write-offs. All of these stores were closed by the end of fiscal 1999.

In the fourth quarter of fiscal 1999, the Company recorded a pre-tax charge of $5.2 million, or $0.20 per share after tax, related to the decision to close three BTC(TM) mall stores, one Designs mall store, and four Boston Traders(R) Outlet stores and to further reduce corporate headcount. The pre-tax charge included cash costs of approximately $2.8 million related to lease terminations and corporate severance and other related expenses. The total cost of severance and store closings was $717,000 less than the original charge due to favorable landlord negotiations on lease termination payments. As a result, the Company recognized income of $717,000 or $0.03 earnings per share after tax in the fourth quarter of fiscal 2000.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for fiscal year 2001 decreased to $5.4 million from $6.5 million in fiscal 2000 and $9.7 million in 1999, primarily due to the aging of the Company's older stores and stores closed in fiscal 2000 offset slightly by depreciation for new and remodeled stores. "See Liquidity and Capital Resources -Capital Expenditures."

INTEREST EXPENSE, NET

Net interest expense for fiscal 2001 was $1.8 million compared to $1.2 million in fiscal 2000 and $576,000 in fiscal 1999. This increase, as compared to fiscal 2000, is primarily a result of higher average borrowing levels and increased interest rates under the Company's credit facility as compared to the prior year. Similarly, the increase in interest expense in fiscal 2000 as compared with fiscal 1999, was due to higher average borrowings and increased interest rates. See "Liquidity and Capital Resources."

INCOME TAX PROVISION/(BENEFITS)

The effective tax rate for fiscal 2001 was 41.4% as compared with an effective rate of 21.6% in fiscal 2000. The effective tax rate for fiscal 2000 included an increase to the Company's valuation allowance of $6.0 million which was attributable to the potential that certain federal and state tax assets may not be realized.

Realization of the Company's deferred tax assets, which relate principally to net operating loss carryforwards which expire 2017 through 2019, is dependent on generating sufficient taxable income during the carryforward period. Accordingly, the valuation allowance at February 3, 2001 is primarily attributable to the potential that certain deferred federal and state tax assets will not be realizable. Although realization is not assured, management believes it is more likely than not that all of the remaining deferred tax assets will be realized. In reaching this determination, management considered the Company's historical performance, noting that the losses in fiscal 1998, 1999 and 2000 which generated the net operating loss carryforwards described above were principally the result of charges incurred to exit unprofitable businesses and that the Company's core business of selling Levi Strauss branded apparel in outlet stores has been consistently profitable. Assuming future operating results consistent with fiscal 2001, the Company could expect to realize its deferred tax assets in the next 6 to 7 years; however, management projections of future results, which are based, in part, on results from new stores expected to open over the next two to three years, anticipate increases in profitability which are expected to result in realization of the deferred tax assets over the next three years. As a result, no additional charge to the valuation allowance was deemed necessary at February 3, 2001. The amount of the deferred tax assets considered realizable could be reduced in the near term if projections of future taxable income during the carryforward period are reduced.

At February 3, 2001, the Company has net operating loss carryforwards of $33,997,000 for federal income tax purposes and $75,035,000 for state income tax purposes, which are available to offset future taxable income through fiscal year 2019. Additionally, the Company has alternative minimum tax credit carryforwards of $1,138,000, which are available to reduce further income taxes over an indefinite period.

During the first quarter of fiscal year 1999, the Internal Revenue Service ("IRS") completed an examination of the Company's federal income tax returns for fiscal years 1992 through 1996. Taxes on the adjustments proposed by the IRS, excluding interest, amount to approximately $4.9 million. The IRS has challenged the fiscal tax years in which various income and expense deductions were recognized, resulting in potential timing differences of previously paid federal income taxes. The Company appealed these proposed adjustments through the IRS appeals process. The Company and the IRS have reached a preliminary settlement, which the Company believes will result in final cash payments of approximately $1.9 million as compared to the original assessment of $4.9 million. In the opinion of management, adequate provisions have been made for all related income taxes and interest.

NET INCOME (LOSS)

The Company reported net income of $3.2 million or $0.20 per diluted share for fiscal 2001 as compared to a net loss of $(12.5) million or $(0.78) per diluted share for fiscal 2000 and a net loss of $(18.5) million or $(1.17) per diluted share in fiscal 1999. Fiscal 2000 and fiscal 1999 included non-recurring restructuring charges of $15.2 million and $18.6 million, respectively. Fiscal 2000 also included the write-down of certain tax assets in the amount of $6.0 million. See "Restructuring" for further discussion.

SEASONALITY

                     ----------------------------------------------------------------------------
                          FISCAL 2001                  FISCAL 2000               FISCAL 1999
-------------------------------------------------------------------------------------------------
                                            (SALES DOLLARS IN THOUSANDS)
First quarter        $ 39,379        20.2%      $ 39,835            20.7%    $ 43,400       21.5%
Second quarter         45,693        23.5%        42,907            22.3%      47,078       23.4%
Third quarter          56,587        29.1%        56,703            29.5%      58,714       29.1%
Fourth quarter         52,871        27.2%        52,747            27.5%      52,442       26.0%
                     ----------------------------------------------------------------------------
                     $194,530       100.0%      $192,192           100.0%    $201,634      100.0%

A comparison of sales in each quarter of the past three fiscal years is presented above. The amounts shown are not necessarily indicative of actual trends, since such amounts also reflect the addition of new stores and the remodeling and closing of others during these periods. Historically, the Company has experienced seasonal fluctuations in revenues and income, exclusive of non-recurring charges, with increases occurring during the Company's third and fourth quarters as a result of "Fall" and "Holiday" seasons. A comparison of quarterly sales, gross profit, net income (loss) per share for the past two fiscal years is presented in Note M of Notes to Consolidated Financial Statements.

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

The following table sets forth financial data regarding the Company's liquidity position at the end of the past three fiscal years:

                                                          FISCAL YEARS
                                               ---------------------------------
                                                  2001         2000         1999
--------------------------------------------------------------------------------
                                                     (DOLLARS IN THOUSANDS)

Cash provided by operations                    $ 9,025      $   863      $ 1,936
Working capital                                 16,306       19,624       24,078
Current ratio                                    1.4:1        1.5:1        1.7:1

The Company has financed its working capital requirements, store remodel and expansion program, and stock repurchase programs with cash flow from operations, borrowings under the Company's credit facility, and proceeds from common stock offerings. Cash provided by operating activities was $9.0 million, $863,000, and $1.9 million in fiscal 2001, 2000 and 1999, respectively. The favorable cash flow from operations in fiscal 2001 is due to the Company's return to profitability and the utilization of net operating loss carryforwards to reduce its tax liabilities. During fiscal 2001, the Company used its $9.0 million of cash flow from operations to finance its store expansion and remodel programs in addition to other capital requirements in the amount of $7.2 million and the Company's repurchase of its Common Stock in the amount of $6.6 million. Therefore, the Company's net borrowing position increased to $24.3 million compared to a net borrowing position of $22.2 million at January 29, 2000.

In addition to the Company's cash flow from operations, its other primary source of working capital is its Credit Agreement with Fleet Retail Finance, Inc. This agreement, which was amended most recently on December 7, 2000, provides a revolving line of credit of up to $45 million and the ability to issue documentary and standby letters of credit up to $10 million. The Credit Agreement, which expires on November 30, 2003, was amended to reduce the borrowing costs and tie future interest costs to excess borrowing availability, eliminate all existing financial performance covenants and adopt a minimum availability covenant, increase the amount that can potentially be borrowed by increasing the advance rate formula to 68% of the Company's eligible inventory, provide the Company the ability to enter into stock buyback programs and reduce the total commitment from $50 million to $45 million. The Company's obligation under the Credit Agreement continues to be secured by a lien on all of its assets. The Company is subject to a prepayment penalty for the first two years of the extended facility.

At February 3, 2001, the Company had borrowings of approximately $23.9 million outstanding under this credit facility and had five outstanding standby letters of credit totaling approximately $3.8 million. Average borrowings outstanding under this credit facility for fiscal year 2001 were approximately $18.3 million. In fiscal 2001, the average unused availability under this credit facility was approximately $15.0 million. This access to working capital was further enhanced by the re-negotiation of the credit facility through the increasing of the advance rate on eligible borrowings, the reduction of outstanding letters of credit by approximately $1 million and the benefit of entering into collateralized-based letters of credit for merchandise if needed.

The Company's favorable cash flow from operations in fiscal 1999 was principally due to an income tax refund of $12.9 million resulting from tax carrybacks related to fiscal 1998 operating losses.

Inventory

At February 3, 2001, total inventories increased 1.2% to $57.7 million from $57.0 million at January 29, 2000. This increase was mainly due to the change in the inventory markdown reserve from January 29, 2000. Inventory at January 29, 2000 included a markdown reserve of $3.5 million. This remaining reserve was part of the $15.2 million charge recorded by the Company in the fourth quarter of fiscal 2000, see discussion "Restructuring - Fiscal 2000."

The Company continues to evaluate and, within the discretion of management, act upon opportunities to purchase substantial quantities of Levi's(R) and Dockers(R) brand products for its Levi's(R) Outlet and Dockers(R) Outlet stores.

Stock Repurchase Programs

During the second and third quarters of fiscal 2000, the Company repurchased 863,000 shares of its Common Stock at an aggregate cost of $1,861,000 under a Stock Repurchase Program that was approved by the Company's Board of Directors in June 2000.

On December 28, 2000, the Company purchased 1.8 million shares at $2.50 through a "Dutch Auction" tender offer. Under the terms of the offer, the Company invited its shareholders to tender their shares to the Company at prices specified by the tendering shareholders not in excess of $3.00 nor less than $2.20 per share, in ten-cent ($0.10) increments. The Company selected the lowest single per-share purchase price that would allow it to buy 1.5 million shares, or up to an additional 1.0 million shares at the Company's option.

These shares were purchased in the open market and were recorded by the Company as treasury stock and are reflected as a reduction in stockholders' equity.

Litigation

At February 3, 2000, the Company had a $1 million promissory note which was payable to Atlantic Harbor, Inc. in conjunction with the Company's acquisition of certain assets from Boston Trading Ltd., Inc. ("Boston Trading") in May 1995. In the first quarter of fiscal 1997, the Company asserted certain indemnification rights. Accordingly, the Company did not make the two $500,000 payments of principal on the promissory note which were due on May 2, 1996 and May 2, 1997. In January 1998, Atlantic Harbor, Inc. filed a lawsuit against the Company for failing to pay the outstanding principal amount of the promissory note, and in March 1998, the Company filed a counterclaim against Atlantic Harbor, Inc. alleging that the Company suffered damaged in excess of $1 million because of the breach of certain representations and warranties made by Atlantic Harbor, Inc. and its stockholders concerning the existence and condition of certain foreign trademark registrations and license agreements. In March 2001, the Company has entered into a settlement agreement with Atlantic Harbor, Inc. whereby the Company has agreed to pay cash of $450,000 to Atlantic Harbor, Inc. as settlement for all obligations under the outstanding promissory note. In exchange, the Company agreed to transfer and assign all trademarks and license agreements acquired as part of the original purchase agreement to a new entity in which the Company would have a 15% equity interest, with Atlantic Harbor, Inc and its affiliates retaining the remaining interest. In addition, the Company would also be entitled to receive up to an additional $150,000 from existing license royalties over the next four years. At February 3, 2001, the Company recorded a gain on the settlement of this matter in the amount of $550,000, which is included in "Provision for impairment of assets, store closing and severance" on the Consolidated Statement of Operations. See "Item 3. Legal Proceedings" for more discussion.

CAPITAL EXPENDITURES

The following table sets forth the stores opened, remodeled and closed and the capital expenditures incurred for the fiscal years presented:

                                               2001         2000         1999(1)
--------------------------------------------------------------------------------
New Stores:
       Levi's(R)/Dockers(R)
                    Outlets                       6           10           --
         Dockers(R) Outlets                      --            2           --
Remodeled Stores:
 Remodeled Levi's(R) Outlet
                 By Designs                       9            6           --
                               -------------------------------------------------
Total new and remodeled                          15           18           --
                               -------------------------------------------------
Total closed stores                               4           23           37
                               -------------------------------------------------
Capital expenditures (000's)                 $5,823       $6,006           --
                               -------------------------------------------------

(1) Excludes 16 Dockers(R) Outlet stores and 9 Levi's(R) Outlet stores acquired by the Company on September 30, 1998.

During fiscal 2001, the Company received approximately $2.9 million in landlord allowances against the total store capital expenditures of $5.8 million. The Company incurred capital expenditures of $1.4 million in fiscal 2001 related to miscellaneous leasehold improvements at the Company's corporate headquarters, technology expenditures and other store capital.

The Company's present plans for expansion in fiscal 2002, barring unforeseen circumstances, includes opening up to 5 new stores and remodeling or relocating up to 11 existing Levi's(R) Outlet by Designs stores. As previously announced, Levi Strauss & Co. has given the Company approval to open an additional Levi's(R)/Dockers(R) Outlet by Designs stores in Puerto Rico in fiscal 2001. The capital expenditures related to these 5 new stores and the remodeled or relocated stores are expected, barring unforeseen circumstances, to total approximately $3.2 million. This amount is net of committed landlord allowances that the Company will receive during fiscal 2002. The estimated cost to remodel or build a new Levi's(R)/Dockers(R) Outlet store is approximately $30-$35 per square foot.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued SFAS No.137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133," in July 1999 making SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or financial position.

EFFECTS OF INFLATION

Although the Company's operations are influenced by general economic trends, the Company does not believe that inflation has had a material effect on the results of its operations in the last three fiscal years.

Risks and Uncertainties

The Annual Report on Form 10-K, including the foregoing discussion of results of operations, liquidity, capital resources and capital expenditures, contains certain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements other than historical information or statements of current conditions. Some forward-looking statements may be identified by use of terms such as "believe," "anticipate," "intends," or "expects." These forward-looking statements in this Annual Report on Form 10-K should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause the Company's actual results to differ materially from such forward-looking statements. The Company encourages readers to refer to the Company's Current Report on Form 8-K, previously filed with the Securities and Exchange Commission on April 28, 2000, which identifies certain risks and uncertainties that may have an impact on future earnings and the direction of the Company. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, the financial position and results of operations of the Company are routinely subject to a variety of risks, including market risk associated with interest rate movements on borrowings. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effect of these and other potential exposures. The Company utilizes cash from operations and a revolving credit facility to fund its working capital needs. The Company's revolving credit facility is not used for trading or speculative purposes. In addition, the Company has available letters of credit as sources of financing for its working capital requirements. Borrowings under this credit agreement, which expires in November 2003, bear interest at variable rates based on FleetBoston, N.A.'s prime rate or the London Interbank Offering Rate ("LIBOR"). These interest rates at February 3, 2001 were 9.0% for prime and included various LIBOR contracts with interest rates ranging from 7.573% to 7.805%. Based upon sensitivity analysis as of February 3, 2001, a 10% increase in interest rates would result in a potential loss to future earnings of approximately $165,000.

Item 8. Financial Statements and Supplementary Data

                                  DESIGNS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Management's Responsibility for Financial Reporting                          22

Report of Independent Auditors                                               23

Independent Auditors' Report                                                 24

Report of Independent Public Accountants                                     25

Consolidated Financial Statements:

      Consolidated Balance Sheets at February 3, 2001
        and January 29, 2000                                                 26

      Consolidated Statements of Operations for the Fiscal Years Ended
        February 3, 2001, January 29, 2000 and January 30, 1999              27

      Consolidated Statements of Changes in Stockholders'
        Equity for the Fiscal Years Ended February 3, 2001,
        January 29, 2000 and January 30, 1999                                28

      Consolidated Statements of Cash Flows for the Fiscal Years
        Ended February 3, 2001, January 29, 2000 and January 30, 1999        29

Notes to Consolidated Financial Statements                                   30

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

The Audit Committee of the Board of Directors, consisting solely of outside directors, meets periodically with management and the Company's independent auditors to review matters relating to the Company's financial reporting, the adequacy of internal accounting control and the scope and results of audit work. The independent auditors have free access to the Audit Committee.

Ernst & Young LLP, independent auditors, have been engaged to examine the financial statements of the Company for the fiscal year ended February 3, 2001. The Report of Independent Auditors expresses an opinion as to the fair presentation of the financial statements in accordance with generally accepted accounting principles and is based on an audit conducted in accordance with auditing standards generally accepted in the United States.


/s/ DAVID A. LEVIN                                      /s/ DENNIS R. HERNREICH

David A. Levin                                          Dennis R. Hernreich
President and Chief Executive Officer                   Senior Vice President,
                                                        Chief Financial Officer
                                                        & Treasurer

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Designs, Inc:

We have audited the accompanying consolidated balance sheet of Designs, Inc. as of February 3, 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended February 3, 2001 listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Designs, Inc. as of February 3, 2001, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Boston, Massachusetts
March 26, 2001                                             /s/ ERNST & YOUNG LLP

                          Independent Auditors' Report

To the Board of Directors and Stockholders of Designs, Inc:

We have audited the accompanying consolidated balance sheet of Designs, Inc. as of January 29, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended January 29, 2000 listing in the Index as Item 14 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Designs, Inc. as of January 29, 2000, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended January 29, 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

Boston, Massachusetts
April 11, 2000                                         /s/ DELOITTE & TOUCHE LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Designs, Inc:

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Designs, Inc. and subsidiaries for the year ended January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Designs, Inc. and subsidiaries for the year ended January 30, 1999 in conformity with accounting principles generally accepted in the United States.

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

Boston, Massachusetts
March 16, 1999                                           /s/ ARTHUR ANDERSEN LLP

                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                      February 3, 2001 and January 29, 2000

                                                                      February 3, 2001          January 29, 2000
                                                                        (Fiscal 2001)             (Fiscal 2000)
                                                                      ------------------------------------------
                                                                           (In thousands, except share data)
ASSETS

Current assets:
     Cash and cash equivalents                                          $         --               $         --
     Restricted investment                                                        --                      2,365
     Accounts receivable                                                          18                         83
     Inventories                                                              57,675                     57,022
     Deferred income taxes                                                       765                      1,920
     Prepaid expenses                                                          3,093                      1,042
                                                                        ---------------------------------------
          Total current assets                                                61,551                     62,432

Property and equipment, net of
     accumulated depreciation and amortization                                18,577                     16,737

Other assets:
     Deferred income taxes                                                    14,347                     15,215
     Other assets                                                                595                        693
                                                                        ---------------------------------------
          Total assets                                                  $     95,070               $     95,077
                                                                        =======================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                   $      6,280               $      6,801
     Accrued expenses and other current liabilities                           10,809                      7,730
     Accrued rent                                                              2,376                      2,253
     Reserve for severance and store closings                                    852                      3,228
     Payable to affiliate                                                        583                        594
     Notes payable                                                            24,345                     22,202
                                                                        ---------------------------------------
          Total current liabilities                                           45,245                     42,808
                                                                        ---------------------------------------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $0.01 par value, 1,000,000 shares
          authorized, none issued                                                 --                         --
     Common stock, $0.01 par value, 50,000,000 shares authorized,
          17,488,000 and 16,690,490 shares issued at
          February 3, 2001 and January 29, 2000, respectively                    175                        167
     Additional paid-in capital                                               55,697                     54,571
     Retained earnings (deficit)                                               2,577                       (639)
     Treasury stock at cost, 3,035,000 and 286,650 shares at
          February 3, 2001 and January 29, 2000, respectively                 (8,427)                    (1,830)
     Note receivable from officer                                               (197)                        --
                                                                        ---------------------------------------
          Total stockholders' equity                                          49,825                     52,269
                                                                        ---------------------------------------
               Total liabilities and stockholders' equity               $     95,070               $     95,077
                                                                        =======================================

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                  For the fiscal years ended February 3, 2001,
                     January 29, 2000, and January 30, 1999

                                                                             Fiscal       Fiscal        Fiscal
                                                                              2001         2000          1999
                                                                           (53 weeks)   (52 weeks)    (52 weeks)
                                                                           -------------------------------------
                                                                              (In thousands, except share data)
Sales                                                                      $  194,530   $  192,192    $  201,634
Cost of goods sold including occupancy                                        139,545      144,752       159,385
                                                                           -------------------------------------
Gross profit                                                                   54,985       47,440        42,249

Expenses:
     Selling, general and administrative                                       42,207       43,401        47,979
     Provision for impairment of assets, store closings and severance             107        6,608        14,929
     Depreciation and amortization                                              5,373        6,502         9,727
                                                                           -------------------------------------
Total expenses                                                                 47,687       56,511        72,635
                                                                           -------------------------------------

Operating income (loss)                                                         7,298       (9,071)      (30,386)
Interest expense, net                                                           1,810        1,207           576

Income (loss) before minority interest and income taxes                         5,488      (10,278)      (30,962)
Less minority interest                                                             --           --        (1,693)
                                                                           -------------------------------------
Income (loss) before income taxes                                               5,488      (10,278)      (29,269)
Provision (benefit) for income taxes                                            2,272        2,215       (10,728)
                                                                           -------------------------------------

Net income (loss)                                                          $    3,216   $  (12,493)   $  (18,541)
                                                                           =====================================

Net income (loss) per share - basic and diluted                                 $0.20       $(0.78)       $(1.17)

Weighted-average number of common shares outstanding:
     Basic                                                                     16,015       16,088        15,810
     Diluted                                                                   16,292       16,088        15,810

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
                 For the fiscal years ending February 3, 2001,
                     January 29, 2000 and January 30, 1999

                                                                                                                        Additional
                                                                    Common Stock                Treasury Stock            Paid-in
                                                                Shares         Amounts        Shares     Amounts          Capital
                                                            -----------------------------  -----------------------     ------------
                                                                                               (In thousands)
Balance at January 31, 1998                                       16,012        $ 160           (281)   $ (1,827)        $ 53,652

Issuance of Common Stock:
    Board of Directors compensation                                   50            1                                          78
    Restricted stock award to associates                             116            1                                         178
    Vesting of restricted stock award
    Restricted stock cancelled                                                                    (5)         (3)               -
Net loss
                                                            ------------------------------------------------------------------------
Balance at January 30, 1999                                       16,178        $ 162           (286)   $ (1,830)        $ 53,908
                                                            ------------------------------------------------------------------------

Issuance of Common Stock:
    Board of Directors compensation                                  157            2                                         256
    Vesting of restricted stock award
    Issuance of shares to related party                              355            3                                         407
Net loss
                                                            ------------------------------------------------------------------------
Balance at January 29, 2000                                       16,690        $ 167           (286)   $ (1,830)        $ 54,571
                                                            ------------------------------------------------------------------------

Issuance of Common Stock:
    Exercises under option program                                    38                                                       82
    Board of Directors compensation                                  119            1                                         186
    Issuance of shares to related party                              386            4                                         520
    Repurchase of common stock                                                                (2,621)     (6,314)
    Restricted stock cancelled                                                                   (23)        (53)               1
    Exercise of options and repurchase of shares
     from director                                                   105            1           (105)       (230)             132
    Sale of stock to officer                                         150            2                                         195
    Income tax benefit from stock option exercised                                                                             10
Net income
                                                            ------------------------------------------------------------------------
Balance at February 3, 2001                                       17,488        $ 175         (3,035)   $ (8,427)        $ 55,697
                                                            ========================================================================

                                                                                  Note        Retained
                                                               Deferred        Receivable     Earnings
                                                             Compensation     from Officer    (Deficit)       Total
                                                            --------------   --------------  -----------    ---------
                                                                                   (In thousands)
Balance at January 31, 1998                                     $   --           $   --        $ 30,395      $ 82,380

Issuance of Common Stock:
    Board of Directors compensation                                                                                79
    Restricted stock award to associates                          (178)                                             1
    Vesting of restricted stock award                               38                                             38
    Restricted stock cancelled                                       2                                             (1)
Net loss                                                                                        (18,541)      (18,541)
                                                            ----------------------------------------------------------
Balance at January 30, 1999                                     $ (138)          $   --        $ 11,854      $ 63,956
                                                            ----------------------------------------------------------

Issuance of Common Stock:
    Board of Directors compensation                                                                               258
    Vesting of restricted stock award                              138                                            138
    Issuance of shares to related party                                                                           410
Net loss                                                                                        (12,493)      (12,493)
                                                            ----------------------------------------------------------
Balance at January 29, 2000                                     $   --           $   --          $ (639)     $ 52,269
                                                            ----------------------------------------------------------

Issuance of Common Stock:
    Exercises under option program                                                                                 82
    Board of Directors compensation                                                                               187
    Issuance of shares to related party                                                                           524
    Repurchase of common stock                                                                                 (6,314)
    Restricted stock cancelled                                                                                    (52)
    Exercise of options and repurchase of shares
     from director                                                                                                (97)
    Sale of stock to officer                                                       (197)                           --
    Income tax benefit from stock option exercised                                                                 10
Net income                                                                                        3,216         3,216
                                                            ----------------------------------------------------------
Balance at February 3, 2001                                     $   --           $ (197)        $ 2,577      $ 49,825
                                                            ==========================================================

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                  For the fiscal years ending February 3, 2001,
                      January 29, 2000 and January 30, 1999

                                                                                         Fiscal       Fiscal       Fiscal
                                                                                          2001         2000         1999
                                                                                       -----------------------------------
                                                                                                  (In thousands)
Cash flows from operating activities:
     Net income (loss)                                                                 $   3,216    $ (12,493)   $ (18,541)
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Depreciation and amortization                                                     5,373        6,503        9,727
         Deferred income taxes                                                             2,023       (4,323)     (10,213)
         Minority interest                                                                    --           --       (1,693)
         Loss (gain) from disposal of property and equipment                                 145          (75)         161
         Vesting of restricted stock, net of cancellations                                    --          138           38
         Issuances of common stock to Board of Directors                                     187          258           78
         Issuance of common stock to related party                                           524          410           --

     Changes in operating assets and liabilities, net of acquisition of business:
         Accounts receivable                                                                  65           95         (761)
         Inventories                                                                        (653)      (6,944)        (712)
         Prepaid expenses                                                                 (2,051)        (131)         104
         (Increase) reduction in other assets                                                (98)       2,368         (739)
         Income taxes                                                                         --           --       12,469
         Accounts payable                                                                   (521)      (1,915)        (105)
         Reserve for severance, store closings and impairment charges                     (2,376)      14,844       11,206
         Accrued expenses, other current liabilities and payable to affiliate              3,068        1,890         (269)
         Accrued rent                                                                        123          238        1,186
                                                                                       ---------    ---------    ---------
     Net cash provided by operating activities                                             9,025          863        1,936
                                                                                       ---------    ---------    ---------
     Cash flows from investing activities:
         Additions to property and equipment                                              (7,219)      (7,136)        (510)
         Payment for acquisition of a business                                                --           --       (9,737)
         Proceeds from disposal of property and equipment                                     57          108          102
         Termination (establishment) of investment trust                                   2,365       (2,365)          --
                                                                                       ---------    ---------    ---------
     Net cash used for investing activities                                               (4,797)      (9,393)     (10,145)
                                                                                       ---------    ---------    ---------
     Cash flows from financing activities:
         Net borrowings under credit facility                                              2,143        8,377        3,997
         Proceeds from minority equityholder of joint venture                                 --           --        2,892
         Repurchase of common stock                                                       (6,597)          --           --
         Issuances of common stock under Option Program (1)                                  226           --           --
                                                                                       ---------    ---------    ---------
     Net cash provided by (used for) financing activities                                 (4,228)       8,377        6,889
                                                                                       ---------    ---------    ---------
Net decrease in cash and cash equivalents                                                     --         (153)      (1,320)
Cash and cash equivalents:
     Beginning of the year                                                                    --          153        1,473
                                                                                       ---------    ---------    ---------
     End of the year                                                                   $      --    $      --    $     153
                                                                                       =========    =========    =========

(1)   Net of related tax benefit.

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Line of Business

Designs, Inc. (the "Company") is engaged in the retail sales of clothing and accessories. Levi Strauss & Co. is the most significant vendor of the Company, representing substantially all of the Company's merchandise purchases, with the remainder of its purchases being with licensees of Levi Strauss & Co. brand products. Designs, Inc. operates a chain of outlet stores located in the eastern part of the United States and Puerto Rico.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries and affiliates. All intercompany accounts, transactions and profits are eliminated.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from estimates.

Fiscal Year

The Company's fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. Fiscal years 2001, 2000 and 1999 ended on February 3, 2001, January 29, 2000 and January 30, 1999, respectively. Fiscal 2001 was a 53-week period, and fiscal years 2000 and 1999 were 52-week periods.

Revenue Recognition

Revenue is recorded upon purchase of merchandise by customers. In connection with gift certificates, a deferred revenue amount is established upon purchase of the certificate by the customer and revenue is recognized upon redemption and purchase of merchandise.

Cash and Cash Equivalents

Short-term investments, which have a maturity of ninety days or less when acquired, are considered cash equivalents. The carrying value approximates fair value.

Restricted Investment

In fiscal 2000, the Company had a $2.3 million restricted investment which represented a trust established for the purpose of securing pre-existing obligations of the Company to certain executives under their respective employment agreements. These funds were being held in a trust to pay the amounts that might become due under their employment agreements and also to pay any amounts that might become due to them pursuant to their indemnification agreements and the Company's by-laws. In the first quarter of fiscal 2001 the trust was terminated, and accordingly, the funds were no longer restricted.

Inventories

All merchandise inventories were valued at the lower of cost or market using the retail method on the last-in, first-out ("LIFO") basis. If all inventory had been valued on the FIFO basis, inventory at February 3, 2001 and January 29, 2000 would have been approximately $57,675,000 and $57,381,000, respectively. The benefit for LIFO was $350,000, , $558,000, and $795,000 in fiscal 2001, 2000 and 1999, respectively. The benefit in fiscal 2001 was offset by a provision for a lower of cost or market adjustment to merchandise inventories of $350,000.

Property and Equipment

Property and equipment are stated at cost. Major additions and improvements are capitalized while repairs and maintenance are charged to expense as incurred. Upon retirement or other disposition, the cost and related depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in income. Depreciation is computed on the straight-line method over the assets' estimated useful lives as follows:

        Motor vehicles              Five years
        Store furnishings           Five to ten years
        Equipment                   Five to eight years
        Leasehold improvements      Lesser of useful lives or related lease life
        Software                    Three to five years

Pre-opening Costs

In accordance with Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," the Company expenses all pre-opening costs for its stores as incurred.

Advertising Costs

Advertising costs, which are included in selling, general and administrative expenses, are expensed when incurred. Advertising expense was $931,000, $1,034,000 and $1,225,000 for fiscal 2001, 2000 and 1999, respectively.

Minority Interest

The minority interest reflected on the Consolidated Statements of Operations for fiscal 1999, represented LDJV Inc.'s 30% interest in The Designs/OLS Partnership (the "OLS Partnership"), a joint venture between Designs JV Corp., a wholly-owned subsidiary of the Company, and LDJV Inc., a wholly-owned subsidiary of Levi's Only Stores, Inc. ("LOS"), which is a wholly-owned subsidiary of Levi Strauss & Co. This partnership was dissolved in the fourth quarter of fiscal 1999.

Net Income (Loss) Per Share

Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), requires the computation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share is determined by giving effect to the exercise of stock options using the treasury stock method.

                                                                    Fiscal Years Ended
                                                  February 3, 2001   January 29, 2000     January 30, 1999
                                                  --------------------------------------------------------
                                                                      (in thousands)
Basic weighted-average common shares
 outstanding                                           16,015              16,088              15,810
Stock options, excluding anti-dilutive
 options of 114 shares and 80 shares
 for January 29, 2000 and January 30, 1999,
 respectively                                             277                  --                  --
                                                       ------              ------              ------
Diluted weighted-average shares outstanding            16,292              16,088              15,810
                                                       ------              ------              ------

Options to purchase shares of the Company's Common Stock of 283,350, 320,700 and 1,876,350 for fiscal 2001, 2000 and 1999, respectively, were outstanding during the respective periods but were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of the Common Stock for the period reported. These options, which expire between June 9, 2002 and November 27, 2010, have exercise prices ranging from $2.00 to $17.75 in fiscal 2001 and 2000 and $4.44 to $21.50 in fiscal 1999.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the carrying value of such assets over the remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. At February 3, 2001, the Company recorded an impairment charge of $837,000 for the write-down of fixed assets. The impairment charge related to stores whose expected cash flows from operations are not expected to exceed their net book value prior to the expiration of their expected lease term. In fiscal 2000, the Company had recorded an impairment charge of $611,000 for the write-down of fixed assets which was included as part of the $15.2 million non-recurring charge recorded in the fourth quarter of fiscal 2000. For further discussion, see Note J. The impairment charge of $611,000 was related to eight stores which the Company acquired from LOS in October 1998. It was not until the end of fiscal 2000 that the Company had a full year of operating results for these stores on which to make an assessment regarding their future profitability and the realizability of their assets. No impairment charge was recorded in fiscal 1999.

Derivative Instruments and Hedging

The Financial Accounting Standards Board issued SFAS No.137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133," in July 1999 making SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or financial position.

B. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated:

                                                 February 3,      January 29,
                                                    2001             2000
                                                 ----------------------------
(in thousands)
Motor vehicles                                   $     46          $     46
Store furnishings                                  17,869            16,073
Equipment                                           6,429             5,899
Leasehold improvements                             19,323            16,929
Purchased software                                  5,931             5,291
Reserve on impaired assets                           (875)             (611)
Construction in progress                              528                44
                                                 ----------------------------
                                                   49,251            43,671
Less accumulated depreciation                      30,674            26,934
                                                 ----------------------------
Total property and equipment                     $ 18,577          $ 16,737
                                                 ----------------------------

Depreciation expense for fiscal 2001, 2000 and 1999 was $5,177,000, $5,949,000 and $9,210,000, respectively.

C. DEBT OBLIGATIONS

Credit Agreement with Fleet Retail Finance, Inc.
On June 4, 1998, the Company entered into an Amended and Restated Loan and Security Agreement with BankBoston Retail Finance, Inc. (now known as Fleet Retail Finance, Inc.) (as amended, the "Credit Agreement") which provided for a revolving line of credit of up to $50 million. Under this Credit Agreement, the Company had the ability to cause the lenders to issue documentary and standby letters of credit up to $5 million. At the option of the Company, borrowings under this facility bear interest at FleetBoston, N.A.'s (formerly known as BankBoston, N.A.) prime rate or at LIBOR-based fixed rates. These interest rates at February 3, 2001 were 9.00% for prime with rates on varying LIBOR contracts of 7.57% to 7.81%. The Credit Agreement contained certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company. The fair value of amounts outstanding under this credit facility approximate the carrying value at February 3, 2001.

The Credit Agreement was amended on July 17, 2000 to, among other things, exclude the stock repurchase program, which was approved by the Company's Board of Directors on June 26, 2000, from the Company's financial covenants. In addition, the Credit Agreement was amended to allow for the Company to provide an interest bearing loan to its Chief Executive Officer which has a maturity date which extends beyond the 90 days allowed under the Credit Agreement. For further discussion, see Note G.

On December 7, 2000, the Company amended and restated its existing credit facility with Fleet Retail Finance Inc. (the "Second Credit Agreement"). The Second Credit Agreement, among other things, provided for an extension of the credit facility to November 30, 2003, reduced the borrowing costs and tied future interest costs to excess borrowing availability, eliminated all existing financial performance covenants and adopted a minimum availability covenant, increased the amount that can potentially be borrowed by increasing the advance rate formula to 68% from 60% of the Company's eligible inventory, provided the Company the ability to enter into further stock buyback programs and reduced the total commitment from $50 million to $45 million. Under the Second Credit Facility, the Company is also able to issue documentary and standby letters of credit up to $10 million. The Company's obligation under the Second Credit Agreement continues to be secured by a lien on all of its assets. The Company is subject to a prepayment penalty for the first two years of the extended facility. The Second Credit Agreement continues to include certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company.

At February 3, 2001, the Company had borrowings of approximately $23.9 million outstanding under this credit facility and had five outstanding standby letters of credit totaling approximately $3.8 million. Average borrowings outstanding under this credit facility for fiscal year 2001 were approximately $18.3 million. The Company had average unused excess availability under this credit facility of approximately $15.0 million in fiscal 2001. The unused availability under this credit facility was $9.3 million at February 3, 2001.

Promissory Note with Boston Trading, Ltd., Inc.
On May 2, 1995, the Company delivered a non-negotiable promissory note in the principal amount of $1,000,000 (the "Purchase Note") in connection with the acquisition of certain assets of Boston Trading Ltd., Inc. ("Boston Trading") in accordance with the terms of an Asset Purchase Agreement dated April 21, 1995 among Boston Trading, its stockholders, Designs Acquisition Corp., and the Company (the "Purchase Agreement"). The principal amount of the Purchase Note was stated to be payable in two equal annual installments through May 1997. The note bore interest at the published prime rate, payable semi-annually from the date of acquisition.

In the first quarter of fiscal 1997, the Company asserted certain indemnification rights under the Purchase Agreement. In accordance with the Purchase Agreement, the Company, when exercising its indemnification rights, has the right, among other courses of action, to offset against the payment of principal and interest due under the Purchase Note. Accordingly, the Company did not make the two $500,000 payments of principal on the Purchase Note that were due on May 2, 1996 and May 2, 1997. The Company paid interest on the original principal amount of the Purchase Note through May 2, 1996 and continued to pay interest thereafter through January 31, 1998 on $500,000 of principal. In January 1998, Atlantic Harbor, Inc. filed a lawsuit against the Company for failing to pay the outstanding principal amount of the Purchase Note. In March 1998, the Company filed a counterclaim against Atlantic Harbor, Inc. alleging that the Company suffered damaged in excess of $1 million because of the breach of certain representations and warranties made by Atlantic Harbor, Inc. and its stockholders concerning the existence and condition of certain foreign trademark registrations and license agreements.

Subsequent to fiscal 2001 year end, the Company has entered into a settlement agreement with Atlantic Harbor, Inc. whereby the Company has agreed to pay cash of $450,000 to Atlantic Harbor, Inc. as settlement for all obligations under the outstanding Purchase Note. In exchange, the Company agreed to transfer and assign all trademarks and license agreements acquired as part of the Asset Purchase Agreement to a new entity in which the Company would have a 15% equity interest, with Atlantic Harbor, Inc and its affiliates retaining the remaining equity interest. In addition, the Company would also be entitled to receive up to an additional $150,000 from existing license royalties over the next four years. At February 3, 2001, the Company recorded a gain on settlement of this dispute in the amount of $550,000, which is included in "Provision for impairment of assets, store closing and severance" on the Consolidated Statements of Operations for fiscal 2001.

The Company paid interest and fees on all the above described debt obligations totaling $2,112,000, $1,558,000 and $1,062,000 for fiscal 2001, 2000 and 1999, respectively.

D. INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. SFAS 109 requires current recognition of net deferred tax assets to the extent that it is more likely than not that such net assets will be realized. To the extent that the Company believes that its net deferred tax assets will not be realized, a valuation allowance must be recorded against those assets.

As of February 3, 2001, the Company has net operating loss carryforwards of $33,997,000 for federal income tax purposes and $75,035,000 for state income tax purposes, which are available to offset future taxable income through fiscal year 2019. Additionally, the Company has alternative minimum tax credit carryforwards of $1,138,000, which are available to reduce further income taxes over an indefinite period.

The components of the net deferred tax assets as of February 3, 2001 and January 29, 2000 are as follows:

                                                      February 3,   January 29,
                                                         2001          2000
                                                      ------------------------
Deferred tax assets - current:
  Inventory reserves                                  $    765      $  1,792
  LIFO reserve                                              --           128
                                                      ------------------------
Net deferred tax assets - current                     $    765      $  1,920
                                                      ------------------------

Deferred tax assets - noncurrent:
  Excess of book over tax
       depreciation/amortization                      $  3,275      $  2,684
  Restructuring reserve                                    408         1,281
  Net operating loss carryforward                       15,760        16,346
  Alternative minimum tax credit carryforward            1,138         1,138
                                                      ------------------------
Subtotal                                                20,582        21,449
Valuation allowance                                     (6,234)       (6,234)
                                                      ------------------------
Total deferred tax assets, net - noncurrent           $ 14,347      $ 15,215
                                                      ------------------------

As a result of restructuring and other non-recurring charges recorded in fiscal 2000, the Company recorded a write-down of tax assets in fiscal 2000 of $6.0 million attributable to the potential that certain deferred federal and state tax assets may not be realizable.

Realization of the Company's deferred tax assets, which relate principally to net operating loss carryforwards which expire 2017 through 2019, is dependent on generating sufficient taxable income during the carryforward period. Accordingly, the valuation allowance at February 3, 2001 is primarily attributable to the potential that certain deferred federal and state tax assets will not be realizable. Although realization is not assured, management believes it is more likely than not that all of the remaining deferred tax assets will be realized. In reaching this determination, management considered the Company's historical performance, noting that the losses in fiscal 1998, 1999 and 2000 which generated the net operating loss carryforwards described above were principally the result of charges incurred to exit unprofitable businesses and that the Company's core business of selling Levi Strauss branded apparel in outlet stores has been consistently profitable. Assuming future operating results consistent with fiscal 2001, the Company could expect to realize its deferred tax assets in the next 6 to 7 years; however, management projections of future results, which are based, in part, on results from new stores expected to open over the next two to three years, anticipate increases in profitability which are expected to result in realization of the deferred tax assets over the next three years. As a result, no additional charge to the valuation allowance was deemed necessary at February 3, 2001.

The amount of the deferred tax assets considered realizable could be reduced in the near term if projections of future taxable income during the carryforward period are reduced.

The provision (benefit) for income taxes consists of the following:

                                                FISCAL YEARS ENDED
                                    February 3,    January 29,     January 30,
                                        2001           2000           1999
                                   -------------------------------------------
                                                  (in thousands)
Current:
     Federal                       $         --   $         --    $         --
     State                                  249            508             364
                                   -------------------------------------------
                                            249            508             364
                                   -------------------------------------------
Deferred:
     Federal                                362            439         (10,006)
     State                                1,661          1,268          (1,086)
                                   -------------------------------------------
                                          2,023          1,707         (11,092)
                                   -------------------------------------------
Total provision (benefit)          $      2,272   $      2,215    $    (10,728)
                                   -------------------------------------------

The following is a reconciliation between the statutory and effective income tax rates:

                                                                          FISCAL YEARS ENDED
                                                               February 3,   January 29,   January 30,
                                                                  2001          2000          1999
                                                              ----------------------------------------
Statutory federal income tax rate                                34.0%        (34.0%)        (35.0%)
State income and other taxes, net of federal tax benefit          6.5          (1.6)          (4.4)
Permanent items                                                   0.9           0.2             --
Change in valuation allowance                                      --          55.4            1.9
Expiration of capital loss carryforward                            --           1.6             --
                                                              ----------------------------------------
Effective tax rate                                               41.4%         21.6%         (37.5%)
                                                              ----------------------------------------

The Company received income tax refunds of $75,000 and $12,984,000 for fiscal years 2000 and 1999, respectively, and the Company paid income taxes of $184,000 during fiscal year 2001. These figures represent the net of payments and receipts.

During the first quarter of fiscal year 1999, the Internal Revenue Service ("IRS") completed an examination of the Company's federal income tax returns for fiscal years 1992 through 1996. Taxes on the adjustments proposed by the IRS, excluding interest, amount to approximately $4.9 million. The IRS has challenged the fiscal tax years in which various income and expense deductions were recognized, resulting in potential timing differences of previously paid federal income taxes. The Company appealed these proposed adjustments through the IRS appeals process. The Company and the IRS have reached a preliminary settlement, which the Company believes will result in final cash payments of approximately $1.9 million as compared to the original assessment of $4.9 million. In the opinion of management, adequate provisions have been made for all related income taxes and interest.

E. COMMITMENTS AND CONTINGENCIES

At February 3, 2001, the Company was obligated under operating leases covering store and office space, automobiles and certain equipment for future minimum rentals as follows:

                                                      TOTAL
FISCAL                                            (In Thousands)
2002                                                 $16,831
2003                                                  14,924
2004                                                  15,292
2005                                                  12,894
2006                                                   8,572
Thereafter                                            21,251
                                                     -------
                                                     $89,764
                                                     -------

The Company signed a lease for its corporate headquarters in Needham, Massachusetts, during fiscal 1996. The term of the lease is for ten years ending in November 2005. The lease provides for the Company to pay all related costs associated with the land and headquarters building. The Company entered into a lease agreement effective April 1, 1998 to sublease approximately 15,000 square feet to a sublessee for a term of five to eight years. The Company also entered into a second lease agreement effective July 1, 1998 to sublease 15,300 square feet to a sublessee for a term of five to seven years. During fiscal 2001, the Company subleased an additional 3,300 square feet to the same organization on a month to month basis. The Company entered into a third lease agreement effective September 1, 2001 to sublease 9,500 square feet for a term of five years. Under the lease for the corporate headquarters, a portion of the sublease income, net of the Company's rental cost and certain apportioned common area maintenance charges, is due back to the landlord when more than 30,000 square feet of the office space becomes subleased. At February 3, 2001, the Company had sub-leased approximately 43,000 of the 80,000 square feet of its corporate offices. The Company's commitment under this lease is reduced by the expected future rental income to be received from the Company's three sublessees, net of the sublease income due back to the landlord. The Company expects to receive approximately $1.0 million in fiscal 2002, $1.0 million in fiscal 2003, $477,000 in fiscal 2004, $228,000 in fiscal 2005 and $209,000 in fiscal 2006 in rental income under these sublease agreements.

On November 13, 2000, the Company announced that it had entered into an option agreement with the landlord of its corporate headquarters. The agreement provides the landlord with the option, if exercised within 15 months from November 2000 which was the date of the agreement, to terminate the Company's lease for its corporate headquarters, which currently will expire on January 31, 2006. If such option is exercised by the landlord, then the Company will be entitled to receive $8.9 million provided that certain conditions in connection with vacating the leased property are met. If the option is exercised, the Company would have seven months thereafter to vacate the premises. If the Company failed to perform all the conditions of the option agreement, the Company would forfeit its right up to the entire $8.9 million payment.

As of February 3, 2001, the Company had approximately $2.2 million in unamortized leasehold improvements relating to its corporate headquarters.

During fiscal 2001, the Company entered into a lease for its 60,000 square foot distribution center located in Orlando, Florida. Effective August 15, 2000, the lease has a term of five years ending August 14, 2005, at which time the Company has the option to extend its lease for an additional five years. Subsequent to fiscal 2001 year end, the Company also entered into another lease agreement to lease an additional 16,000 square feet of warehouse space also located in Orlando, Florida. The lease for the additional space expires March 31, 2005. The Company also utilizes a 30,000 square foot third party distribution center in Mansfield, Massachusetts.

In addition to future minimum rental payments, many of the store leases include provisions for common area maintenance, mall charges, escalation clauses and additional rents based on a percentage of store sales above designated levels.

Amounts charged to operations for the above occupancy costs, automobile and leased equipment expense were $22,250,000, $22,571,000 and $30,480,000 in fiscal 2001, 2000 and 1999, respectively. Of these amounts charged to operations, $75,000, $23,000 and $173,000 represent payments based upon a percentage of adjusted gross sales as provided in the lease agreement for fiscal 2001, 2000 and 1999, respectively.

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

In fiscal 2000, the Company entered into severance agreements with three of its previous executives. Under the terms of the agreements, the Company is committed to pay severance to each executive for a two-year period. One of the three severance agreements requires the Company to maintain a letter of credit equal to the outstanding severance liability. At February 3, 2001, the Company has an outstanding liability related to these agreements of $617,000. The balance of the letter of credit outstanding at February 3, 2001 is $236,000.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the resolution of these matters will not have an adverse impact on the results of operations or the financial position of the Company.

F.STOCK OPTIONS

On April 3, 1992, the Board of Directors adopted the 1992 Stock Incentive Plan (the "1992 Plan"), which became effective on June 9, 1992 when it was approved by the stockholders of the Company. Under the original 1992 Plan, up to 1,850,000 shares of Common Stock may be issued pursuant to "incentive stock options" (as defined in Section 422 of the Internal Revenue Code of 1986, as amended), options which are not "incentive stock options," conditioned stock awards, unrestricted stock awards and performance share awards. The 1992 Plan is administered by the Compensation Committee, all of the members of which are non-employee directors. The Compensation Committee makes all determinations with respect to amounts and conditions covering awards under the 1992 Plan. No incentive stock options may be granted under the 1992 Plan after April 2, 2002. Options have never been granted at a price less than fair value on the date of the grant. Options granted to employees, executives and directors typically vest over five, three and three years, respectively, with the exception of the premium priced options issued to the executives which vest over a five-year period. Options granted under the 1992 Plan expire ten years from the date of grant. The 1992 Plan terminates when all shares issuable thereunder have been issued.

By written consent dated as of April 28, 1997, the Board of Directors authorized an increase in the number of shares issuable under the 1992 Plan to 2,430,000 shares. In addition, the Board of Directors authorized an increase in the number of shares that may be granted during any fiscal year to any individual participant from 75,000 to 270,000 shares, but only if all such stock options have a per share exercise price not less than 200% of fair market value of one share of Common Stock on the date of grant. Furthermore, they authorized the elimination of certain provisions of the 1992 Plan that are no longer required by Rule 16b-3 under the Securities Exchange Act of 1934, as amended. The stockholders approved this increase and the other amendments to the 1992 Plan at the Annual Meeting of Stockholders held on June 10, 1997.

On May 19, 2000, the Board of Directors approved an amendment to the 1992 Plan to increase the number of shares authorized for issuance from 2,430,000 shares to 4,430,000 shares and to extend the date of termination of the 1992 Plan from April 2, 2002 to April 2, 2007. This amendment was subsequently approved by the Company's stockholders at the Annual Meeting of Stockholders on June 26, 2000.

A summary of shares subject to the 1992 Plan:

                                                         FISCAL YEAR
                                              ----------------------------------
                                                 2001        2000        1999
--------------------------------------------------------------------------------
Outstanding at
            beginning of year                   501,075   2,103,225   2,041,749
Options granted                                 886,352     261,106     304,478
Options canceled                                354,225   1,625,600     191,649
Options exercised                               181,352     237,656      51,353
                                              ----------------------------------

Outstanding at end of year                      851,850     501,075   2,103,225
                                              ----------------------------------
Options exercisable at
           end of year                          246,105     396,075   1,272,615
Common shares reserved
           for future grants at
           end of year                        3,077,389   1,624,266     259,772

Weighted-average exercise price per option:
           Outstanding at beginning of year   $    6.68   $   10.94   $   12.02
           Granted during the year                 1.40        1.60        0.97
           Canceled during the year                5.41       12.15        9.09
           Exercised during the year               1.54        1.10        1.66
           Outstanding at end of year         $    2.87   $    6.68   $   10.94

The following table summarizes information about stock options outstanding under the 1992 Plan at February 3, 2001:

                          Options Outstanding                                         Options Exercisable
------------------------------------------------------------------------       --------------------------------

                                         Remaining          Weighted                                Weighted
Range of                Number          Contractual          Average             Number             Average
Exercise Prices      Outstanding           Life           Exercise Price       Exercisable       Exercise Price
---------------      -----------        -----------       --------------       -----------       --------------
 $0.66 to $2.15        663,250           9.0 years          $ 1.3468             95,505             $ 1.4107
   2.16 to 4.30         38,000           9.7 years            2.3997                 --                   --
   4.31 to 6.45         22,000           5.2 years            4.4375             22,000               4.4375
   6.46 to 8.60         50,000           3.3 years            7.8063             50,000               7.8063
  8.61 to 10.75         25,000           2.3 years            9.0000             25,000               9.0000
 10.76 to 12.90         30,600           0.7 years           11.1700             30,600              11.1700
 12.91 to 17.20             --                  --                --                 --                   --
 17.21 to 19.75         23,000           1.6 years           17.7500             23,000              17.7500
 --------------        -------                                                  -------
 $0.66 to $17.75       851,850                                                  246,105
                       -------                                                  -------

On October 28, 1999, the Company entered into a consulting agreement with Jewelcor Management, Inc.("JMI"), currently a beneficial holder of approximately 18.4% of the Common Stock of the Company, to assist in developing and implementing a strategic plan for the Company and other related consulting services as may be agreed upon between the Company and JMI. As compensation for these services, JMI was given the right to receive a non-qualified stock option exercisable for up to 400,000 shares of the Company's Common Stock. These options, which will expire on April 30, 2002 if not exercised, were granted as compensation for consulting services to be performed over the six-month term of the agreement, which commenced October 28, 1999. These 400,000 options, which were fully vested and exercisable, were issued outside of the 1992 Plan at an exercise price of $1.16 per share equal to the market price of the Common Stock on the date of grant. The fair market value of these options, which was determined by an independent third party using a growth model, was $63,560. See Note G for a full discussion of the Company's consulting agreements with JMI.

During the fourth quarter of fiscal 2000, stock options covering an aggregate of 90,000 shares of Common Stock were issued outside of the 1992 Plan to three non-employee directors as part of their consulting agreements with the Company. These options have exercise prices between $1.16 and $1.44 and are fully vested and exercisable. Of the 90,000 options issued, 60,000 remain outstanding at February 3, 2001. See Note G for further discussion.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and requires the Company to elect either expense recognition under SFAS 123 or its disclosure-only alternative for stock-based employee compensation. The Company has elected the disclosure-only alternative and, accordingly, no compensation cost has been recognized. The Company has disclosed the pro forma net income or loss and per share amounts using the fair value based method. Had compensation costs for the Company's grants for stock-based compensation been determined consistent with SFAS 123, the Company's net income
(loss) and income (loss) per share would have been as indicated below :

                                                                                FISCAL YEARS ENDED
                                                            ------------------------------------------------------------
(In Thousands, Except per Share Amounts)                    February 3, 2001     January 29, 2000       January 30, 1999
                                                            ------------------------------------------------------------
Net income (loss) - as reported                                $    3,216           $  (12,493)           $  (18,541)
Net income (loss) - pro-forma                                       3,109              (12,614)              (18,782)

Income (loss) per share- basic and diluted as reported         $    (0.20)          $    (0.78)           $    (1.17)
Income (loss) per share- basic and diluted pro-forma                (0.19)               (0.78)                (1.19)

The effects of applying SFAS 123 in this pro-forma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards prior to 1995 and additional awards are anticipated.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2001, 2000 and 1999: expected volatility of 91.7% in fiscal 2001, 93.7% in fiscal 2000 and 92.8% in fiscal 1999; risk-free interest rate of 4.8%, 6.6% and 5.0% in fiscal 2001, 2000 and 1999, respectively; and expected lives of 4.5 years. No dividend rate was used for fiscal 2001, 2000 and 1999. The weighted- average fair value of options as well as restricted stock granted in fiscal 2001, 2000 and 1999 was $1.22, $1.60 and $0.97, respectively.

Stock Repurchase Programs

During the second and third quarters of fiscal 2001, the Company repurchased 863,000 shares of its Common Stock at an aggregate cost of $1,861,000 under a Stock Repurchase Program that was approved by the Company's Board of Directors in June 2000.

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

On December 28, 2000, the Company purchased approximately 1.8 million shares at $2.50 through a "Dutch Auction" tender offer. Under the terms of the offer, the Company invited its shareholders to tender their shares to the Company at prices specified by the tendering shareholders not in excess of $3.00 nor less than $2.20 per share, in ten-cent ($0.10) increments. The Company selected the lowest single per-share purchase price that allowed it to buy 1.5 million shares, or up to an additional 1.0 million shares at the Company's option.

These shares were purchased in the open market and were recorded by the Company as treasury stock and are reflected as a reduction in stockholders' equity. Treasury shares also include restricted shares of the Company which were forfeited by associates.

G. RELATED PARTIES

Jewelcor Management, Inc.

On October 28, 1999, the Company entered into a consulting agreement with Jewelcor Management, Inc. ("JMI") to assist in developing and implementing a strategic plan for the Company and for other related consulting services as may be agreed upon between JMI and the Company. Seymour Holtzman, who became the Company's Chairman of the Board on April 11, 2000, is beneficial holder of approximately 18.4% of the Common Stock of the Company (principally held by JMI). He is also the President and Chief Executive Officer, and indirectly, with his wife, the shareholder of JMI. As compensation for these services, JMI was given the right to receive a non-qualified stock option to purchase up to 400,000 shares of the Company's Common Stock, exercisable at the closing price of the Common Stock on October 28, 1999. JMI was also entitled to certain additional compensation in respect of its services under the consulting agreement, which was paid to JMI in shares of Common Stock in lieu of cash. The total value of the compensation paid to JMI under this agreement consisted of
(i) a stock option to purchase 400,000 shares of the Company's Common Stock, which was valued by an independent third party, using a growth model, at $63,560 and (ii) the issuance of 203,489 shares of the Company's Common Stock, which had an aggregate market value of $240,000, totaling compensation paid of $347,560.

On June 26, 2000, the Company extended its consulting arrangement with JMI for an additional one-year period commencing on April 29, 2000 and ending on April 29, 2001. As payment for services rendered under this extended agreement, the Company issued to JMI 182,857 non-forfeitable and fully vested shares of the Company's Common Stock. The fair value of those shares on June 26, 2000, the date of issuance, was $240,000 or $1.3125 per share. The agreement also includes a significant disincentive for non-performance, which would require JMI to pay to the Company a penalty equal to 150% of any unearned consulting services.

In fiscal 2000, the Company also reimbursed JMI in the amount of $400,000, which was paid in shares of the Company's Common Stock, for expenses incurred by JMI in connection with the 2000 proxy solicitation. Based on the closing price of the stock on October 29, 1999, JMI received 346,021 shares of the Company's Common Stock.

Arrangements with Other Directors

In fiscal 2000, the Company also entered into three consulting agreements with three of its other Board members: John J. Schultz, Robert L. Patron and George
T. Porter, Jr.

On October 28, 1999, the Company engaged John J. Schultz, under a consulting agreement, to act as President and Chief Executive Officer of the Company on an interim basis and to assist in the search for a permanent President and Chief Executive Officer. Mr. Schultz was paid a rate of $2,000 per day, payable at his election in cash or in shares of Common Stock, plus reimbursement of reasonable out-of-pocket expenses. Mr. Schultz was paid $63,179 and $83,311 as compensation and reimbursement of related expenses during fiscal 2001 and 2000, respectively. As part of his compensation, Mr. Schultz was also granted stock options exercisable for up to 95,000 shares of the Company's Common Stock. The per share exercise price of these options was the closing price of the Common Stock on the date of grant. On January 12, 2001, Mr. Schultz resigned as a Director of the Company. In conjunction with his resignation, Mr. Schultz exercised 105,000 options and sold the shares issued upon exercise back to the Company. Such options related to his services as a board member in addition to his consulting agreement. The Company paid Mr. Schultz $97,032, which represented the spread between the closing price of the Company's Common Stock on January 12, 2001 of $2.1875 per share and the exercise price of the various options. The Company holds these 105,000 repurchased shares as treasury stock at February 3, 2001.

On November 19, 1999, the Company entered into a consulting agreement with Business Ventures International, Inc., a company affiliated with Robert Patron, a member of the Company's Board, to advise the Company with regard to real estate matters. As compensation for these services, Mr. Patron is paid a rate of $2,000 per day, payable at his election in cash or in shares of Common Stock, plus reimbursement of reasonable out-of-pocket expenses. Mr. Patron was paid $35,362 and $14,000 as compensation and reimbursement of related expenses for fiscal 2001 and 2000, respectively. As part of his compensation, Mr. Patron was also granted stock options exercisable for up to 30,000 shares of the Company's Common Stock. The per share exercise price of these options was the closing price of shares of Common Stock on the date of grant.

On February 8, 2000, the Company retained Mr. Porter as a consultant to advise the Company with regard to merchandising strategies and operations. As compensation for these services, Mr. Porter is paid a rate of $2,000 per day, payable at his election in cash or in shares of Common Stock, plus reimbursement of reasonable out-of-pocket expenses. Mr. Porter was paid $13,661 and $7,373 as compensation and reimbursement of related expenses for fiscal 2001 and 2000, respectively. As part of his compensation, Mr. Porter was also granted stock options exercisable for up to 30,000 shares of the Company's Common Stock. The per share exercise price of these options was the closing price of shares of Common Stock on the date of grant.

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

I. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan that covers all eligible employees who have completed one year of service. Under this plan, the Company may provide matching contributions up to a stipulated percentage of employee contributions. The expenses of the plan are fully funded by the Company; and the matching contribution, if any, is established each year by the Board of Directors. For fiscal 2001, the matching contribution by the Company was set at 50% of contributions by eligible employees up to a maximum of 6% of salary. The Company recognized $159,000, $141,000 and $241,000 of expense under this plan in fiscal 2001, 2000 and 1999, respectively.

J. RESTRUCTURING

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

At February 3, 2001, the remaining reserve balance related to these charges was $852,000, which primarily related to severance payments still due to the Company's previous executives. The total cost of store closings and severance was $182,000 less than the original charge due to favorable lease negotiations on lease termination payments. As a result, the Company recognized income of $182,000 in the fourth quarter of fiscal 2001 which is reflected in the Provision for impairment of assets, store closings and severance on the Consolidated Statement of Operations for fiscal 2001.

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

In the fourth quarter of fiscal 1999, the Company recorded a pre-tax charge of $5.2 million related to the decision to close three BTC(TM) mall stores, one Designs mall store, and four Boston Traders(R) Outlet stores and to further reduce corporate headcount. The total cost of severance and store closings was $717,000 less than the original charge due to favorable landlord negotiations on lease termination payments. As a result, the Company recognized income of $717,000 in the fourth quarter of fiscal 2000 which is reflected in the Provision for impairment of assets, store closing and severance on the Consolidated Statement of Operations for fiscal 2000.

K. DISSOLUTION OF JOINT VENTURE

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

In connection with the plan to dissolve and wind up the OLS Partnership, the OLS Partnership recorded a pre-tax charge of $4.5 million in fiscal 1999 related to the closing of the eight Original Levi's Stores(R) that it did not distribute. This $4.5 million charge is included in the total $13.4 million charge recorded by the Company in fiscal 1999 and discussed in Note I above. The total costs to close these stores was $1.3 million less than the original charge, primarily due to favorable landlord negotiations on lease termination payments. This $1.3 million was part of the total $2.9 million recognized as restructuring income in fiscal 1999. See Note J above.

L. SEGMENT DISCLOSURES

Through the end of the third quarter of fiscal 2000, the Company operated its business under two reportable store segments (i) Outlet Store Group and (ii) Specialty Store Group. On November 24, 1999, the Company announced that its Board of Directors had decided to close its five remaining Designs stores and its five Buffalo Jeans Factory Stores by the end of fiscal 2000.

As a result of these transactions, the Company now operates and manages its business under one reportable store segment, the Outlet Store group. "Closed stores and Other" includes the operations of all stores closed through the end of fiscal 2000. There is no required segment disclosure for fiscal 2001.

Outlet Store Group: Consists of the Company's Levi's Outlet(R) by Designs stores and its Dockers(R) Outlet by Designs stores. These outlet stores all operate in outlet centers located primarily in the Eastern United States and primarily sell made for outlet, close out and end of season merchandise from Levi Strauss & Co.

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

Below is a summary of the results of operations for the "Outlet Store Group" and "Closed Stores and Other" for fiscal 2000 and fiscal 1999.

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

Reconciliation of Contribution to Profit to Operating Income (Loss)

(in thousands)                                      Fiscal 2000     Fiscal 1999
--------------------------------------------------------------------------------
Contribution to Profit:
   Outlet store segment                              $ 25,041        $ 19,393
   Closed store and other                              (4,616)        (17,379)
Non-recurring store closing charges                   (14,535)        (15,700)
General and Administrative Expenses                   (14,961)        (16,700)
Total operating income (loss)                        $ (9,071)       $(30,386)

Reconciliation of depreciation/amortization to Consolidated Statements of Operations

(in thousands)                                      Fiscal 2000     Fiscal 1999
--------------------------------------------------------------------------------
Segment depreciation/amortization                      $4,261          $7,320
Corporate depreciation/amortization                     2,241           2,407
Total depreciation/amortization per
Consolidated Statements of Operations                  $6,502          $9,727

M. SELECTED QUARTERLY DATA (UNAUDITED)

                                    FIRST      SECOND     THIRD     FOURTH       FULL
                                  QUARTER     QUARTER    QUARTER    QUARTER      YEAR
                                 -------------------------------------------------------
                                          (In Thousands, Except Per Share Data)
FISCAL YEAR 2001
Net Sales                        $ 39,379    $ 45,693    $56,587   $ 52,871    $ 194,530
Gross Profit                       10,652      13,421     17,385     13,527       54,985
Net Income (Loss)                    (474)      1,084      2,891       (285)       3,216
Earnings per Share - Basic          (0.03)       0.07       0.18      (0.02)        0.20
Earnings per Share - Diluted        (0.03)       0.06       0.18      (0.02)        0.20

FISCAL YEAR 2000
Net Sales                        $ 39,835    $ 42,907    $56,703   $ 52,747    $ 192,192
Gross Profit                       10,217      11,388     18,443      7,392       47,440
Net Income (Loss)(1)                 (863)       (536)     2,692    (13,787)     (12,493)
Earnings per Share - Basic          (0.05)      (0.03)      0.17      (0.84)       (0.78)
Earnings per Share - Diluted        (0.05)      (0.03)      0.17      (0.84)       (0.78)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 3, 2000, Deloitte & Touche LLP ("Deloitte & Touche") resigned as the Company's independent accountants. On October 11, 2000, Ernst & Young LLP (Ernst & Young) was engaged as the Company's new principal independent auditors. The Company's Board of Directors and its Audit Committee unanimously approved the change of principal independent auditors.

Since Deloitte & Touche LLP was retained on December 21, 1999 and thereafter through October 3, 2000 there were no disagreements between the Company and Deloitte & Touche LLP on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused Deloitte & Touche LLP to make reference to the subject matter thereof in its reports. Since Deloitte & Touche LLP was retained on December 21, 1999 and thereafter through October 3, 2000, there was no occurrence of the kinds of events described in Item 304(a)(1)(v) of Regulation S-K promulgated by the Commission. In addition, none of the reports issued by Deloitte & Touche LLP concerning the Company's financial statements since it was retained on December 21, 1999 and thereafter through October 3, 2000 contain any adverse opinion or disclaimer of opinion. Such report was not qualified or modified as to uncertainty, audit scope, or accounting principles.

On December 21, 1999, Designs, Inc. (the "Company") dismissed its principal independent accountants, Arthur Anderson LLP ("Arthur Andersen"). On December 21, 1999, the Company engaged Deloitte & Touche LLP as its new principal independent accountants. The Company's Board of Directors and its Audit Committee unanimously approved the change of principal independent accountants.

Since Arthur Andersen was retained on June 26, 1998 and thereafter through December 21, 1999 there were no disagreements between the Company and Arthur Andersen on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make reference to the subject matter thereof in its reports. Since Arthur Andersen was retained on June 26, 1998 and thereafter through December 21, 1999, there was no occurrence of the kinds of events described in Item 304(a)(1)(v) of Regulation S-K promulgated by the Commission. In addition, none of the reports issued by Arthur Andersen concerning the Company's financial statements since it was retained on June 26, 1998 and thereafter through December 21, 1999 contain any adverse opinion or disclaimer of opinion. Such report was not qualified or modified as to uncertainty, audit scope, or accounting principles.

PART III.

Item 10. Directors and Executive Officers of the Registrant

Information with respect to directors and executive officers of the Company is incorporated herein by reference to the Company's definitive proxy statement to be filed within 120 days of the end of the fiscal year ended February 3, 2001.

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the Company's definitive proxy statement to be filed within 120 days of the end of the fiscal year ended February 3, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's definitive proxy statement to be filed within 120 days of the end of the fiscal year ended February 3, 2001.

Item 13. Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days of the end of the fiscal year ended February 3, 2001.

                                    PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

14(a)(1) Financial Statements

The list of consolidated financial statements and notes required by this Item 14(a)(1) is set forth in the "Index to Financial Statements" on page 21 of this Report.

14(a)(2) Financial Statement Schedules

Schedule II- Valuation and Qualifying Accounts for the three years ended February 3, 2001, January 29, 2000 and January 30, 1999 on Page 48 of this report.

All other schedules, other than the one listed above, have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements or notes thereto.

14(a)(3) Exhibits

The list of exhibits required by this Item 14(a)(3) is set forth in the "Index to Exhibits" on pages 49 to 52 of this Report.

14(b) Reports on Form 8-K

none.

                                   SCHEDULE II
                                  DESIGNS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                   For the Three Years Ended February 3, 2001

                                       Balance at                                                    Balance
                                      Beginning of           Net                Charges/             At End
          Description                    Year             Provision            Write-offs              Year
                                                                 (In thousands)
Accrued Restructuring Reserves
Year ended January 30, 1999             $2,629           $ 15,706(1)            $(11,174)           $7,161(4)
Year ended January 29, 2000             $7,161           $ 14,545(2)            $(15,010)           $6,696(5)
Year ended February 3, 2001             $6,696           $   (182)(3)           $ (5,662)           $  852(6)

(1) Included in the severance and store closing charge for fiscal 1999 of $15.7 million, is a markdown reserve of $808,000 which was included in cost of goods sold for the fiscal year ending January 30, 1999.

(2) Included in the severance and store closing charge for fiscal 2000 of $14.5 million, is a markdown reserve of $7.8 million which was included in costs of goods sold for the fiscal year ending January 29, 2000. In addition, the total provision of $14.5 million, included restructuring income of $717,000 recorded in the fourth quarter due to excess reserves which were established in fiscal 1999.

(3) The ($182,000) recognized in fiscal 2001 represents income recognized as a result of favorable lease negotiations on lease termination payments relating to the fiscal 2000 restructuring program.

(4) Included in the reserve balance at year end is a markdown reserve of $808,000 which was included in inventory and $1,981,000 of fixed asset reserves which were included in fixed assets on the consolidated balance sheet.

(5) Included in the reserve balance at year end is a markdown reserve of $3.5 million, which was included in inventory on the consolidated balance sheet.

(6) Included in the reserve balance at year end are the remaining severance and landlord settlement payments to be made in accordance with the fiscal 2000 restructuring program.

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

10.13   Fifth Amendment to Loan and Security Agreement dated as of
        July 17, 2000 among the Company, Fleet Retail Finance and the
        Lender(s) identified therein (included as Exhibit 10.13 to the
        Company's Form 10-Q dated December 12, 2000, and incorporated
        herein by reference).                                                  *

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

10.33   Indemnification Agreement between the Company and James G.
        Groninger, dated December 10, 1998 (included as Exhibit 10.30 to the Company's Annual Report on Form 10-K dated April 30,
        1999 and incorporated herein by reference).                            *

10.34   Indemnification Agreement between the Company and Bernard M.
        Manuel, dated December 10, 1998 (included as Exhibit 10.31 to the Company's Annual Report on Form 10-K dated April 30, 1999
        and incorporated herein by reference).                                 *

10.35   Indemnification Agreement between the Company and Peter L.
        Thigpen, dated December 10, 1998 (included as Exhibit 10.32 to the Company's Annual Report on Form 10-K dated April 30, 1999
        and incorporated herein by reference).                                 *

10.36   Indemnification Agreement between the Company and Melvin I.
        Shapiro, dated December 10, 1998 (included as Exhibit 10.33 to the Company's Annual Report on Form 10-K dated April 30, 1999
        and incorporated herein by reference).                                 *

10.37   Indemnification Agreement between the Company and Joel H.
        Reichman, dated December 10, 1998 (included as Exhibit 10.34 to the Company's Annual Report on Form 10-K dated April 30,
        1999 and incorporated herein by reference).                            *

10.38   Indemnification Agreement between the Company and Scott N.
        Semel, dated December 10, 1998 (included as Exhibit 10.35 to the Company's Annual Report on Form 10-K dated April 30, 1999
        and incorporated herein by reference).                                 *

10.39   Indemnification Agreement between the Company and Carolyn R.
        Faulkner, dated December 10, 1998 (included as Exhibit 10.36 to the Company's Annual Report on Form 10-K dated April 30,
        1999 and incorporated herein by reference).                            *

21      Subsidiaries of the Registrant.

23.1    Consent of Ernst & Young LLP.

23.2    Consent of Deloitte & Touche LLP.

23.3    Consent of Arthur Andersen LLP.

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

                                       DESIGNS, INC.
May 4, 2001

                                       By: /s/ David A. Levin
                                           ------------------
                                           David A. Levin
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated, on May 4, 2001.

Signatures


/s/ David A. Levin                       President and Chief Executive Officer
--------------------------               (Principal Executive Officer)
David A. Levin


/s/ Dennis R. Hernreich                  Senior Vice President, Chief Financial
--------------------------                Officer and Treasurer
Dennis R. Hernreich                      (Principal Financial Officer)



/s/ Seymour Holtzman                     Chairman of the Board
--------------------------
Seymour Holtzman


/s/ George T. Porter, Jr.                Director
--------------------------
George T. Porter, Jr.


/s/  Joseph Pennacchio                   Director
--------------------------
Joseph Pennacchio


/s/ Robert L. Patron                     Director
--------------------------
Robert L. Patron


/s/ Jeremiah P. Murphy, Jr.              Director
--------------------------
Jeremiah P. Murphy, Jr.


/s/ Stanley L. Berger                    Director
--------------------------
Stanley L. Berger


/s/ Jesse H. Choper                      Director
--------------------------
Jesse H. Choper


/s/ Alan Cohen                           Director
--------------------------
Alan Cohen

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

Jesse Choper
Law Professor
University of California Law School

David A. Levin
President and Chief Executive Officer

Jeremiah P. Murphy, Jr.
President of Harvard Coop

Robert L. Patron
President of Business Ventures International, Inc.

Joseph Pennacchio
President of Aurafin

George T. Porter, Jr.

Alan Cohen

Executive Officers
David A. Levin
President and Chief Executive Officer

Dennis R. Hernreich
Senior Vice President
Chief Financial Officer, Treasurer and Secretary

Corporate Officers
Alan Jones
Vice President
Director of Stores

Martin Goldstein
Vice President
Real Estate and Construction

Susan J. Murray
Director
Human Resources

Shelly E. Mokas
Vice President
Controller

Robert Wilbur
Vice President
Chief Information Officer

Corporate Offices
66 B Street
Needham, MA  02494
(781) 444-7222

Financial Information

Requests for financial information should be directed to the Investor Relations Department at the company's headquarters: Designs, Inc., 66B Street, Needham, MA 02494, (781) 444-7222. A copy of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001, filed with the Securities and Exchange Commission, may be obtained without charge upon request to the Investor Relations Department.

Annual Meeting

The date for the 2001 Annual Meeting of Stockholders of Designs, Inc. is expected to be held the first week of August 2001.

Approximate reporting dates for fiscal year 2002 quarterly earnings are:

Quarter 1:                                           May 21, 2001
Quarter 2:                                           August 20, 2001
Quarter 3:                                           November 19, 2001
Quarter 4 and fiscal year end:                       March 18, 2002

Transfer Agent and Registrar
Inquiries regarding stock transfer requirements, address changes and lost stock certificates should be directed to:

Fleet National Bank
c/o EquiServe, LP
P.O. Box 43010
Providence, RI  02940
shareholder services: 781-575-3400

www.equiserve.com

Independent Auditors
Ernst & Young LLP
200 Clarendon Street
Boston, Massachusetts 02116-5072

Trademarks

Levi's(R), Dockers(R) and Slates(R) are registered trademarks of Levi Strauss & Co.