Form 10-K405/A
period 2001-02-03
DESIGNS INC
filed 2001-06-05
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                              Commission File Number
February 3, 2001 (Fiscal 2001)                                  0-15898



                                  DESIGNS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                        04-2623104
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation of principal executive offices)


      66 B Street, Needham, MA                                 02494
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

The registrant had 14,473,486 shares of Common Stock, $0.01 par value, outstanding as of June 4, 2001.



                             continued

                 DOCUMENTS INCORPORATED BY REFERENCE

None.


         The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ending February 3, 2001 by amending PART III thereof to read in its entirety as follows:


                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

         Certain information concerning the directors and executive officers of the Company is set forth below:

                                                                      DIRECTOR
   NAME                 AGE        POSITION                             SINCE
 ---------            -------      -------------                     ----------

Seymour Holtzman....     64      Chairman of the Board and Director        2000

David A. Levin.........  50      President, Chief Executive Officer        2000
                                 and Director

Stanley I. Berger......  71      Director                             1976-1999
                                                                       and 2000

Jesse Choper...........  65      Director   (1),(2)                        1999

Alan Cohen.............  64      Director                                  2000

Jeremiah P. Murphy, Jr.  49      Director  (1),(3)                         1999

Robert L. Patron.......  55      Director                                  1999

Joseph Pennacchio......  54      Director  (1),(2),(3)                     1999

George T. Porter, Jr...  54      Director                                  1999

Dennis R. Hernreich....  44      Senior Vice President, Chief Financial
                                 Officer, Treasurer and Secretary          2000



(1)      Current member of the Audit Committee.
(2)      Current member of the Compensation Committee.
(3)      Current member of the Corporate Governance Committee.

Seymour Holtzman was appointed a director of the Company on April 7, 2000 and Chairman of the Board on April 11, 2000. Mr. Holtzman is Chairman and Chief Executive Officer of: Jewelcor Management Inc.; C.D. Peacock, Inc., a prominent Chicago, Illinois retail jewelry establishment; and S.A.Peck & Company, a retail and mail order jewelry company. In addition, Mr. Holtzman served as President and Chief Executive Officer of Jewelcor Incorporated (a formerly New York Stock Exchange listed company) from 1973 to 1988. From 1986 to 1988, Mr. Holtzman was Chairman and Chief Executive Officer of Gruen Marketing Corporation (a formerly American Stock Exchange listed company), which distributed watches nationwide and operated retail factory outlets. Mr. Holtzman is currently on the Board of Directors of Little Switzerland, Inc. and Ambanc Holding Co., Inc.

David A. Levin was appointed President and Chief Executive Officer of the Company on April 10, 2000 and a director of the Company on April 11, 2000. From 1999 to 2000, he served as the Executive Vice President of eOutlet.com. Mr. Levin was President of Camp Coleman, a division of The Coleman Company, from 1998 to 1999. Prior to that, Mr. Levin was President of Parade of Shoes, a division of J. Baker, Inc., from 1995 to 1997. In addition, Mr. Levin was President of Prestige Fragrance & Cosmetics, a division of Revlon, Inc., from 1991 to 1995. Mr. Levin has worked in the retail industry for almost 30 years.

Stanley I. Berger is a founder of the Company and served as Chairman of the Board from 1976 to 1999. Mr. Berger also served as the Company's Chief Executive Officer from January 1993 until December 1994. Prior to January 1993, Mr. Berger served as the President and Chief Operating Officer of the Company since 1977. Mr. Berger has been a director of the Company since its inception, except for the period between October 8, 1999 and April 11, 2000.

Jesse Choper was elected a director of the Company on October 8, 1999. Mr. Choper is the Earl Warren Professor of Public Law at the University of California at Berkeley School of Law, where he has taught since 1965. From 1960 to 1961 Professor Choper was a law clerk for Supreme Court Chief Justice Earl Warren.

Alan  Cohen was  appointed  as a  director  of the  Company on May 2, 2000.
Mr. Cohen has been Chairman of Alco Capital Group, which specializes in corporate restructuring, reorganizations, and other turnaround situations, since 1975. Currently he serves as the court appointed trustee of County Seat Stores, Inc., a nation-wide chain of specialty apparel stores. Mr. Cohen is also on the Board of Directors of Ames Department Stores, Inc.

Jeremiah P. Murphy, Jr. was elected a director of the Company on October 8, 1999. Mr. Murphy has been the President of the Harvard Cooperative Society, a 177-year-old member based retail business, since 1991. From 1987 to 1991, Mr. Murphy was Vice-President/General Manager of Neiman Marcus' largest and most profitable store, North Park, Dallas, Texas.

Robert L. Patron was elected a director of the Company on October 8, 1999.
Mr. Patron is a lawyer and successful real estate developer. Over the last 30 years, Mr. Patron has developed 65 commercial and residential properties in 13 states.

Joseph Pennacchio was elected a director of the Company on October 8, 1999. Mr. Pennacchio has been President of Aurafin LLC, a privately held jewelry manufacturer and wholesaler, since 1997. From May 1994 to May 1996, Mr. Pennacchio was President of Jan Bell Marketing, a $250 million jewelry retailer, which is listed on the American Stock Exchange. Mr. Pennacchio was also President of Jordan Marsh Department Stores from 1992 to 1994.

George T. Porter, Jr. was appointed a director of the Company on October 28, 1999. Mr. Porter was President of Levi's USA for Levi Strauss & Co. from 1994 to 1997. Beginning in 1974, Mr. Porter held various positions at Levi Strauss & Co., including President of Levi's Men's Jeans Division. Mr. Porter was also Corporate Vice President, General Manager, Nike USA from 1997 to 1998.

All directors hold office until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

Dennis R. Hernreich., 44, has been Senior Vice President, Chief Financial Officer and Treasurer since September 5, 2000. Prior to joining the Company, from 1996 through 1999, Mr. Hernreich held the position of Senior Vice President and Chief Financial Officer of Loehmann's Inc., a national retailer of women's apparel. Most recently, from 1999 to August 2000, Mr. Hernreich was Senior Vice President and Chief Financial Officer of Pennsylvania Fashions, Inc., a 275-store retail outlet chain operating under the name Rue 21.

Executive officers serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the
"Exchange Act") requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities (collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Reporting Persons are required to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during fiscal year 2001 and Forms 5 and amendments thereto furnished to the Company with respect to fiscal year 2001, the Company believes that the current Reporting Persons complied with all applicable Section 16(a) reporting requirements and all required reports were filed in a timely manner.


ITEM 11.          EXECUTIVE COMPENSATION

     Summary Compensation Table. The following Summary Compensation Table sets forth certain information regarding compensation paid or accrued by the Company with respect to the Chief Executive Officer and the Chief Financial Officer of the Company as of February 3, 2001, the end of fiscal year 2001. The table also includes two former executives of the Company, including John J. Schultz, former Interim President and Chief Executive Officer from January 2000 through April 2000, and Dan O. Paulus, former Senior Vice President and General Merchandising Manager who resigned November 2000 (collectively, the "Named Executive Officers"), for fiscal year 2001 and the fiscal year ended January 29, 2000 ("fiscal year 2000") and January 30, 1999 ("fiscal year 1999").


                           Summary Compensation Table


      Name and                                 Annual       Long-Term     All
 Principal Position                         Compensation  Compensation  Other
(at February 3, 2001)          Fiscal                        Awards    Compen-
                               Year     Salary      Bonus  Options    sation(1)
---------------------           ----     ------      -----   -------   --------

David A. Levin                  2001    $ 311,758  $   -0-   300,000    $   449
 President and Chief Executive
 Officer

Dennis R. Hernreich             2001    $ 121,610  $  6,250   85,000    $   307
 Senior Vice President and
 Chief Financial Officer and
 Treasurer (2)

John J. Schultz                 2001    $  63,179  $   -0-    60,000    $   -0-
 Former Interim President and   2000    $  58,000  $   -0-    30,000    $   -0-
 Chief Executive Officer (3)


Dan O. Paulus                   2001    $ 221,928  $   -0-    35,000    $ 5,570
 Former Senior Vice President   2000    $ 233,700  $ 70,000      -0-    $ 3,540
 and General Merchandise
 Manager (4)


---------------
(1) The amounts disclosed in this column with respect to fiscal year 2001 represent: (i) payments by the Company of insurance premiums for term life insurance for the benefit of the executive officers (Mr. Levin $449 and Mr. Hernreich $307) and a former executive officer (Mr. Paulus $320);
    (ii) matching contributions made by the Company for the benefit of each of the following a former executive officer to the Company's retirement plan (the "401(k) Plan") established pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code")
    (Mr. Paulus $5,250); and (iii) reimbursement for relocation costs (Mr. Hernreich $85,000).

(2) Mr. Hernreich's employment agreement entitles him to receive minimum monthly payments in respect of his annual bonus at the rate of $1,250 per month. Any annual bonus that the Compensation Committee determines shall be paid to Mr. Hernreich would be reduced by the total of all such payments made to the executive. During fiscal 2001, Mr. Hernreich received a total of $6,250, which represents five months from when Mr. Hernreich's started with the Company.

(3) Mr. Schultz acted as the Company's President and Chief Executive Officer from October 20, 1999 until April 10, 2000.

(4) Mr. Paulus served as the Company's Senior Vice President and General Merchandise Manager from February 4, 2000 to November 14, 2000.


Option Grants Table. The following Option Grants Table sets forth certain information as of February 3, 2001, regarding stock options granted during fiscal year 2001 by the Company to the Named Executive Officers.


                        Option Grants In Last Fiscal Year


                     Individual Grants                     Potential Realizable
                    Number of   Percent of                      Value of Assumed
                   Shares of   Total Options                    Annual Rates of
                   Common Stock Granted to                         Stock Price
                    Underlying  Employees  Exercise   Expir-   Appreciation for
                     Options    in Fiscal  Price Per  ation      Option Term(1)
                   Granted (2)    Year      Share      Date     5%         10%
-------------       --------   ---------   ----    -------   -------   ---------

David A. Levin (3)    300,000     33.8%   $1.19   3/21/10  $ 224,515  $ 568,966

Dennis R. Hernreich (3)60,000      6.8%    2.06    9/4/10  $  77,731  $ 196,987
                       25,000      2.8%    2.38  11/27/10  $  37,419  $  94,828


---------------

(1) The amounts shown on these columns represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation (based on a market value on the date of the grant) of 5% and 10% compounded annually from the date the options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date on which the options are exercised.

(2) During fiscal 2001, the Company also granted options to former executives, Mr. Schultz and Mr. Paulus. Mr. Schultz resigned as a Director of the Company in January 2001. Mr. Schultz was granted 45,000 options on
     April 11, 2000 and 15,000 options on June 26, 2000. In conjunction with his resignation, Mr. Schultz exercised and sold back to the Company all vested options at that time, see "Certain Relationships and Related Transactions-Arrangements with Other Directors" for more discussion.
     Mr. Paulus who resigned in November 2000, was granted 35,000 options in May 2000, these options expired unexercised.

(3) On May 26, 2001, subsequent to the end of the fiscal year, the Company granted Mr. Holtzman, Mr. Levin and Mr. Hernreich 300,000, 125,000 and 100,000 stock options, respectively. All stock options have a three year vesting and an exercise price of $3.88, the closing price of the stock on the date of grant.


Aggregated Option Exercises in Fiscal 2001 and Fiscal Year-End Option Values

The following table sets forth information for the Named Executive Officers and former Executive Officers with respect to the exercise of stock options during the fiscal year ended February 3, 2001 and the year-end value of unexercised options.

                                                     Number of Securities
                                                  Underlying Unexercised Shares
                      Shares                            Unexercisable Shares (1)
                    Acquired on       Value        ----------------------------
Name                Exercise (#)    Realized($)      # of Shares     Value $
--------------      -----------     -----------    -------------    -----------
David A. Levin           -0-             -0-          300,000        $318,750
Dennis R. Hernreich      -0-             -0-           60,000        $ 11,250
John J. Schultz      105,000          $97,032            -0-             -0-
Dan O. Paulus         25,000          $21,093            -0-             -0-


(1) Amounts are based on the difference between the closing price of the Company's Common Stock on February 2, 2001 ($2.25) and the exercise price. There were no shares exercisable by the Named Executive Officers at February 3, 2001.

401(k) Plan

On January 27, 1993, the Board of Directors adopted the 401(k) Plan. All eligible employees of the Company are entitled to participate in such plan. The 401(k) Plan permits each participant to defer up to fifteen percent of such participant's annual salary up to a maximum annual amount ($10,500 in calendar years 2000 and 1999). The Board of Directors of the Company may determine, from fiscal year to fiscal year, whether and to what extent the Company will contribute to the 401(k) Plan by matching contributions made to such plan by eligible employees. During fiscal year 2001, the matching contribution by the Company continued to be 50% of contributions by eligible employees up to a maximum of six percent of salary.

Key Man Insurance

The Company has obtained a key man life insurance policy in the amount of $2,000,000 on the life of Mr. Levin.

Employment Agreements

The Company entered into an employment agreement, effective as of March 31, 2000, with David A. Levin for a two-year term ending April 10, 2002. Mr. Levin's agreement was extended as of April 10, 2001 by unanimous consent of the Board of Directors for an additional two-year term to end on April 10, 2004.

As of September 4, 2000, the Company entered into an employment agreement with Dennis R. Hernreich for a one-year term ending September 1, 2001. Mr. Hernreich's agreement was also extended as of April 25, 2001 by the unanimous consent of the Board of Directors for an additional one-year term to end on September 4, 2002.

Both Mr. Levin's and Mr. Hernreich's employment agreements (collectively, the "Employment Agreements") automatically renew for successive one-year terms unless either party notifies the other to the contrary at least 90 days prior to expiration of the then current term.

The Employment Agreements requires each executive officer to devote substantially all of the executive officer's time and attention to the business of the Company as necessary to fulfill his duties. Pursuant to the Employment Agreements, Messrs. Levin and Hernreich will be paid a base salary at an annual rate of $375,000 and $225,000, respectively. Mr. Hernreich's Agreement also contains a guaranteed discretionary prepayment of bonus in the amount of $15,000 annually. The Employment Agreements provide that the annual rate of base salary for the renewal term may be increased by the Compensation Committee of the Board of Directors in its sole discretion. The Employment Agreements also provide for the payment of bonuses in such amounts as may be determined by the Compensation Committee. While Messrs. Levin and Hernreich are employed by the Company, the Company will provide each executive an automobile allowance in the amount of $600.00 per month. Each executive is entitled to vacation and to participate in and receive any other benefits customarily provided by the Company to its senior executives (including any bonus, retirement, short and long-term disability insurance, major medical insurance and group life insurance plans in accordance with the terms of such plans), including stock option plans, all as determined from time to time by the Compensation Committee.

Mr. Levin is entitled to receive an annual bonus of up to 50%, and Mr. Hernreich is entitled to receive an annual bonus of up to 45%, of their respective annual base salaries depending on the performance of the Company. The Compensation Committee of the Board of Directors shall determine, in its sole discretion, the amount of bonus to be paid to the Executive Officers. Mr. Levin is entitled to receive an annual bonus of 10% if the Company meets its annual projections for its fiscal budget plan, as approved by the Board of Directors. Any bonus paid to Mr. Hernreich will first be reduced by the amount of the prepaid discretionary bonus discussed above. No bonuses above the $15,000 paid to Mr. Hernreich were paid to either Mr. Hernreich or Mr. Levin for the fiscal year ending February 3, 2001.

Mr. Hernreich's Employment Agreement also provides for compensation to relocate to the Boston area. In accordance with his Agreement, Mr. Hernreich is entitled to receive a total amount of $85,000 for moving costs associated with his relocation to Boston. In addition, Mr. Hernreich is entitled to receive reimbursement for reasonable expenses associated with his temporary living arrangements.

The Employment Agreements provide that in the event the executive officer's employment is terminated by the Company at any time for any reason other than "justifiable cause" (as defined in the Employment Agreements), disability or death, the Company is required to pay executive the lesser of (1) the base salary for the remaining term of the Employment Agreement or (2) an amount equal to one half of the executive's annual salary. If the remaining term of the Employment Agreements on the date of termination is more than six months, the executives must make a good faith effort to find new employment and mitigate damages, costs and expenses to the Company. If he is terminated without justifiable cause within one year after a Change of Control of the Company (as defined in the Employment Agreement) has occurred, the executive shall receive a lump sum payment in the amount of (1) the base salary for the remaining term of the Employment Agreement or (2) an amount equal to the current base salary for one year. The Employment Agreements contain confidentiality provisions pursuant to which each executive agrees not to disclose confidential information regarding the Company. The Employment Agreements also contain covenants pursuant to which each executive agrees, during the term of his employment and for a one-year period following the termination of his employment, not to have any connection with any business which competes with the business of the Company.

For purposes of the Employment Agreements, a "Change in Control of the Company" shall mean (i) any sale of all or substantially all of the assets of the Company to any person or group of related persons within the meaning of Section 13(d) of the Exchange Act ("Group"), (ii) any acquisition by any person or Group of shares of capital stock of the Company representing more than 50% of the aggregate voting power of the outstanding capital stock of the Company entitled under ordinary circumstances to elect the directors of the Company
("Voting Stock") or (iii) any replacement of a majority of the Board of

Directors of the Company over the twelve-month period following the acquisition of shares of the capital stock of the Company representing more than 10% of the Voting Stock by any person or Group which does not currently own more than 10% of such Voting Stock (unless such replacement shall have been approved by the vote of the majority of the directors then in office who either were members of the Board of Directors at the beginning of such twelve-month period or whose elections as directors were previously so approved).

On May 25, 2001, the Board of Directors determined to hire Seymour Holtzman, who has served as the Company's non-employee Chairman of the Board, as an employee of the Company and to extend the Company's consulting agreement with Jewelcor Management, Inc. on a reduced basis, subject to further negotiation and documentation. In connection with the hiring of Mr. Holtzman, the Board determined to award Mr. Holtzman an option to purchase and aggregate of 300,000 shares of the Company's Common Stock at $3.88 per share, equal to the closing price of the Common Stock on that date. The option will vest at a rate of 100,000 shares per year over three years and expire ten years from the date of grant. It is anticipated that the option will represent the principal portion of Mr. Holtzman's compensation as an employee of the Company. The other terms of Mr. Holtzman's employment remain subject to further negotiation and documentation.



Director Compensation

During fiscal year 2001, non-employee directors of the Company were paid $3,000 plus expenses for each meeting of the Board of Directors in which they participated. During fiscal year 2001, non-employee directors of the Company were paid, in addition to reimbursement of expenses, for meetings of committees of the Board in which they participated as follows: $3,000 for each Compensation Committee meeting;, $1,500 for each Audit Committee meeting; and $1,500 for each Corporate Governance Committee meeting. During fiscal year 2001, non-employee directors of the Company were also eligible to participate in the Company's 1992 Stock Incentive Plan, as amended (the "1992 Stock Incentive Plan"). Prior to January 20, 2000, under the provisions of the 1992 Stock Incentive Plan, each non-employee director of the Company who was elected by the stockholders to the Board would automatically be granted, upon such election, a stock option to purchase 10,000 shares of Common Stock at the fair market value of Common Stock on the date of grant. Each non-employee director of the Company who was re-elected by the stockholders to the Board would be granted, upon such re-election, a stock option to purchase 3,000 shares of Common Stock at the then fair market value of Common Stock. On January 20, 2000, the Board of Directors amended the plan to provide for the grant to each non-employee director of the Company a stock option to purchase 15,000 shares of Common Stock upon such director's election and a stock option to purchase 15,000 shares of Common Stock upon such director's re-election. The 1992 Stock Incentive Plan further provides that each of such stock options becomes exercisable in three equal annual installments commencing twelve months following the date of grant and has a ten-year term.

The 1992 Stock Incentive Plan also provides that non-employee directors of the Company may elect to receive all or a portion of their directors' fees, on a current or deferred basis, in shares of Common Stock that are free of any restrictions under the 1992 Stock Incentive Plan ("Unrestricted Stock") by entering into an irrevocable agreement with the Company in advance of the beginning of a calendar year. During fiscal year 2001, all non-employee directors elected to receive their directors' fees in Common Stock.

Compensation Committee Interlocks and Insider Participation

Persons serving on the Compensation Committee had no relationships with the Company in fiscal year 2001 other than their relationship to the Company as directors entitled to the receipt of standard compensation as directors and members of certain committees of the Board and their relationship to the Company as beneficial owners of shares of Common Stock and options exercisable for shares of Common Stock. No person serving on the Compensation Committee or on the Board of Directors is an executive officer of another entity for which an executive officer of the Company serves on such entity's board of directors or compensation committee.

                          COMPENSATION COMMITTEE REPORT

Decisions concerning the compensation of the Company's executive officers generally are made by the two-member Compensation Committee. Each member of the Compensation Committee is a non-employee director of the Company. This Compensation Committee Report summarizes the Company's executive officer compensation practices and policies for fiscal year 2001. The Compensation Committee consists of two members, Joseph Pennacchio and Jesse Choper.

Compensation Policies

The Company's compensation policies are designed to link executive officer compensation to the annual and long-term performance of the Company and to provide industry-competitive compensation for such officers. The Company's executive officer compensation consists of two key components: (1) an annual component, consisting of annual base salary and annual incentive bonus, if any, and (2) a long-term component consisting of the grant of stock options.

The policies with respect to each of these elements, as well as the bases for determining the compensation of the Company's executives, are described below.

(1) Annual Component: Annual Base Salary
The Compensation Committee reviews all base salaries for executive officers and establishes them by reviewing the performance of each executive officer, evaluating the responsibilities of each executive officer's position and comparing the executive officer's salaries with salaries of executive officers of other companies in the specialty retail apparel industry (the "Industry"). The Compensation Committee defines the Industry as public companies in the specialty retail apparel business with similar sales and market capitalization. Annual base salary adjustments are influenced by the Company's performance in the previous fiscal year and the individual's contribution to that performance, the individual's performance, promotions of the individual that may have occurred during the fiscal year, and any increases in the individual's level of responsibility (which is measured by various factors including, but not limited to, the number of departments and employees for which the executive officer is responsible). Under the Company's employment agreements with Mr. Levin and Mr. Hernreich, compensation for such executive officers had a base salary element and annual cost of living increases for fiscal year 2002.

(2) Long-Term Component: Stock Options
To align executive officers' interests more closely with the interests of the stockholders of the Company, the Company's long-term compensation program emphasizes the grant of stock options exercisable for shares of Common Stock. The amount of such awards is determined one or more times in each fiscal year by the Compensation Committee. Stock options normally are granted to executive officers in amounts based largely upon the size of stock-based awards of other companies in the Industry for comparable positions as well as the availability of shares of Common Stock under the 1992 Stock Incentive Plan. The Compensation Committee may take into account other factors in determining the size of stock option grants, including, but not limited to, the need to attract and retain individuals the Compensation Committee perceives to be valuable to the Company.

In addition to the foregoing, executive officers receive benefits under certain group health, long-term disability and life insurance plans, which are generally available to the Company's eligible employees. After one year of service with the Company, the executive officers are eligible to participate in the 401(k) Plan. Benefits under these plans are not tied to corporate performance.

The Commission requires that this Compensation Committee Report comment upon the Compensation Committee's policy with respect to Section 162(m) of the Internal Revenue Code, which limits the Company's tax deduction with regard to compensation in excess of $1 million paid to the chief executive officer and the four most highly compensated executive officers (other than the chief executive officer) at the end of any fiscal year unless the compensation qualifies as "performance-based compensation." The Compensation Committee's policy with respect to Section 162(m) is to make every reasonable effort to cause compensation to be deductible by the Company while simultaneously providing executive officers of the Company with appropriate rewards for their performance.

Prior to the hiring of Mr. Levin as President and Chief Executive Officer in April 2000, the Compensation Committee approved the appointment of John J. Schultz as interim Chief Executive Officer and President after Mr. Reichman resigned on October 20, 1999. The Committee negotiated a consulting agreement ("Consulting Agreement") with Mr. Schultz. The Consulting Agreement paid Mr. Schultz $2,000 per day of service, plus out-of-pocket expenses. In addition, Mr. Schultz received 15,000 options per year of service. These options were fully vested and had a ten-year expiration period. On April 10, 2000, the Committee granted Mr. Schultz additional 65,000 options, which had a thirty-month vesting period and a ten-year term. Mr. Shultz's duties as Chief Executive Officer and President ended on April 11, 2000 and Mr. Schultz remained a Director of the Company until January 2001.

                           THE COMPENSATION COMMITTEE
                                Joseph Pennacchio
                                  Jesse Choper

                                PERFORMANCE GRAPH


     The following Performance Graph compares the Company's cumulative stockholder return with that of a broad market index (Standard & Poor's Industrials Index) and one published industry index (Standard & Poor's 500 Composite Retail Index) for each of the most recent five years ended January 31. The cumulative stockholder return for shares of Common Stock and each of the indices is calculated assuming that $100 was invested on January 31, 1996. The Company paid no cash dividends during the periods shown. The performance of the indices is shown on a total return (dividends reinvested) basis. The graph lines merely connect January 31 of each year and do not reflect fluctuations between those dates. In addition there is a chart of the annual percentage return of the Company's Common Stock, the S & P Industrial-Wed and Composite Retail 500.

[Chart showing Total Shareholder Return for the past five fiscal years omitted.]

                            Annual Return Percentage
                                  Years Ending
Company/Index           Jan 97    Jan 98    Jan99    Jan 00   Jan 01    May 01
-------------------------------------------------------------------------------
DESIGNS, INC.             4.35    (63.54)    28.58   (46.67)   50.00     86.67
S&P INDUSTRIALS-WED      21.18     23.80     32.14    16.12    (8.48)   (10.32)
COMPOSITE RETAIL- 500    17.92     46.73     62.73    (1.65)    3.46      0.08

                               Indexed Returns
                       Base Period
Company/Index            Jan 96  Jan 97  Jan 98  Jan 99   Jan00  Jan 01  May 01
------------------------------------------------------------------------------
DESIGNS, INC.              100   104.35   38.04   48.91   26.09   39.13  73.04
S&P INDUSTRIALS-WED        100   121.18  150.02  198.23  230.19  210.67 188.92
COMPOSITE RETAIL - 500     100   117.92  173.03  281.57  276.94  286.51 286.75


To supplement the five year historical performance shown above, below is a Performance Graph which compares the Company's cumulative stockholder return since the change in control which occurred in October 1999. At the Company's Annual Meeting of Shareholders, which was held in October 1999, the shareholders voted to elect a new slate of directors supported by Seymour Holtzman, principal of Jewelcor Management, Inc.

[Chart showing Total Shareholder Returns since October 1999 omitted.]

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

         The following named persons were the only persons or entities believed by the Company to be the beneficial owners of more than five percent of the issued and outstanding shares of Common Stock as of June 4, 2001. The Company is informed that, except as indicated, all of them have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

                                             Number of Shares         Percent
Name and Address of Beneficial Owner        Beneficially Owned     of Class (1)
-------------------------------------   ----------------------- ---------------

Jewelcor Management, Inc.........              3,052,024  (2)        20.50%
100 N. Wilkes Barre Blvd.
Wilkes Barre, Pennsylvania 18702

Grace & White, Inc...............              1,147,457  (3)        11.89%
515 Madison Avenue
New York, New York 10022

Stanley I. Berger.....................           976,602              5.89%
100 Essex Road
Chestnut Hill, Massachusetts 02467

--------------
(1) As of June 4, 2001, 14,473,486 shares of Common Stock were issued and outstanding.

(2) The Company received an Amendment No. 34 to Schedule 13D dated June 4, 2001 stating that Jewelcor Management Inc. ("JMI") was the beneficial owner of the number of shares of Common Stock set forth opposite its name in the table.

(3) The Company received an Amendment No. 3 to the Schedule 13G dated January 22, 2001, stating that Grace & White, Inc. ("Grace & White") was the beneficial owner of the number of shares of Common Stock set forth opposite its name in the table. The report on Schedule 13G indicates that at December 31, 2000 Grace & White had sole voting power with respect to 161,500 shares and that Grace & White may be deemed to beneficially own, within the meaning of Rule 13d-3 of the Exchange Act, 1,147,457 shares over which it had sole dispositive power. In the past, Grace & White indicated that the shares were acquired in the ordinary course of investment advisory business and not with the purpose of changing or influencing the control of the Company.

Security Ownership of Management

As of June 4, 2001, the directors and executive officers of the Company who served the Company during fiscal 2001 and are named in the Summary Compensation Table set forth above, and such directors and executive officers as a group, were the beneficial owners of the number of issued and outstanding shares of Common Stock indicated below. Except as indicated, each person has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such person, subject to community property laws where applicable.

                                         Number of Shares         Percent
  Name and Title                        Beneficially Owned     Of Class (1),(9)
---------------------------         ------------------------ ---------------

Seymour Holtzman                                3,052,024  (2)        20.50%
     Chairman of the Board and Director

David A. Levin                                    315,500  (3)         2.16%
     Chief Executive Officer, President
     and Director

Dennis R. Hernreich                                22,600              *
     Chief Financial Officer, Senior Vice
     President, Treasurer and Secretary

Stanley I. Berger                                 991,602  (4)         6.84%
     Director

Jesse Choper                                       50,740  (5)         *
     Director

Alan Cohen                                         21,378  (4)         *
     Director

Jeremiah P. Murphy, Jr.                            42,665  (5)         *
     Director

Robert L. Patron                                  594,714  (6)         4.10%
     Director

Joseph Pennacchio                                  40,069  (5)         *
     Director

George T. Porter, Jr.                              58,207  (7)         *
     Director

Directors and Executive Officers
as a group (10 persons)                         5,145,801  (8)        34.25%

---------------
  *  Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated, each person possesses sole voting and investment power with respect to all of the shares of Common Stock owned by such person, subject to community property laws where applicable. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable, or that become exercisable within 60 days, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 14,473,486 shares of Common Stock outstanding as of June 4, 2001, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d-3(d)(1) under the Exchange Act.

(2) Mr. Holtzman may be deemed to have shared voting and investment power over 3,052,024 shares of Common Stock beneficially owned by JMI, of which Mr. Holtzman is the Chairman, President and Chief Executive Officer. Includes 415,000 shares subject to stock options exercisable within 60 days. Includes 17,500 shares owned by Mr. Holtzman's grandchildren as to which he disclaims beneficial ownership.

(3) Includes 100,000 shares subject to stock options exercisable within 60 days.

(4)  Includes 15,000 shares subject to stock options exercisable within 60 days.

(5)  Includes 15,001 shares subject to stock options exercisable within 60 days.

(6) Includes 45,001 shares subject to stock options exercisable within 60 days held by Business Ventures International, Inc., of which Mr. Patron is the sole owner.

(7)  Includes 45,001 shares subject to stock options exercisable within 60 days.

(8) Includes 680,005 shares subject to stock options exercisable within 60 days.

(9) Excludes shares, if any, owned by Mr. Schultz and Mr. Paulus, each of whom ceased to be an executive officer of the Company during fiscal 2001.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Jewelcor Management, Inc.
On October 28, 1999, the Company entered into a consulting agreement with Jewelcor Management, Inc. ("JMI") to assist in developing and implementing a strategic plan for the Company and for other related consulting services as may be agreed upon between JMI and the Company. Seymour Holtzman, who became the Company's Chairman of the Board on April 11, 2000, is beneficial holder of approximately 20.2% of the Common Stock of the Company (principally held by JMI). He is also the President and Chief Executive Officer, and indirectly, with his wife, the shareholder of JMI. The total value of the compensation paid to JMI under this agreement for services through April 2000 consisted of (i) a stock option to purchase 400,000 shares of the Company's Common Stock, which was valued by an independent third party, using a growth model, at $63,560, and
(ii) the issuance of 203,489 shares of the Company's Common Stock, which had an aggregate market value of $240,000, totaling compensation paid of $347,560.

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

In fiscal year 2000, the Company also reimbursed JMI in the amount of $400,000, which was paid in shares of the Company's Common Stock, for expenses incurred by JMI in connection with the October 1999 proxy solicitation. Based on the closing price of the stock on October 29, 1999, JMI received 346,021 shares of the Company's Common Stock.

Arrangements with Other Directors
In fiscal year 2000, the Company also entered into three consulting agreements with three of its other Board members: John J. Schultz, Robert L. Patron and George T. Porter, Jr.

On October 28, 1999, the Company engaged John J. Schultz, under a consulting agreement, to act as President and Chief Executive Officer of the Company on an interim basis and to assist in the search for a permanent President and Chief Executive Officer. Mr. Schultz was paid a rate of $2,000 per day, payable at his election in cash or in shares of Common Stock, plus reimbursement of reasonable out-of-pocket expenses. Mr. Schultz was paid $63,179 and $83,311 as compensation and reimbursement of related expenses during fiscal year 2001 and 2000, respectively. As part of his compensation, Mr. Schultz was also granted stock options exercisable for up to 95,000 shares of the Company's Common Stock. The per share exercise price of these options was the closing price of the Common Stock on the date of grant. On January 12, 2001, Mr. Schultz resigned as a Director of the Company. In conjunction with his resignation, Mr. Schultz exercised 105,000 options and sold the shares issued upon exercise back to the Company. Such options related to his services as a board member in addition to his consulting agreement. The Company paid Mr. Schultz $97,032, which represented the spread between the closing price of the Company's Common Stock on January 12, 2001 of $2.1875 per share and the exercise price of the various options. The Company holds these 105,000 repurchased shares as treasury stock at February 3, 2001.

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

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   DESIGNS, INC.


                                   By:  /s/ Dennis R. Hernreich
                                   Dennis R. Hernreich, Senior Vice President,
                                    Chief Financial Officer, Treasurer and
                                    Secretary




DATE: June 4, 2001