Form 10-Q
period 2001-05-05
DESIGNS INC
filed 2001-06-19
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


Quarter Ended May 5, 2001          Commission File Number   0-15898


DESIGNS, INC.
(Exact name of registrant as
specified in its charter)



Delaware                                 04-2623104
(State or other jurisdiction of       (IRS Employer Identification No.)
incorporation or organization)

66 B Street, Needham, MA                          02494
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

Yes 	X	   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                    Outstanding as of June 4, 2001

Common                         14,473,486










DESIGNS, INC.
                           CONSOLIDATED BALANCE SHEETS
                         May 5, 2001 and February 3, 2001
                         (In thousands, except share data)

                                                       May 5,     February 3,
                                                        2001         2001
ASSETS                                              (unaudited)
                                                     ----------   ----------
Current assets:
 Cash and cash equivalents                           $       -    $       -
 Accounts receivable                                       119           18
 Inventories                                            67,726       57,675
 Income taxes refundable and deferred                      765          765
 Prepaid expenses                                        2,769        3,093
                                                     ----------   ----------
 Total current assets                                   71,379       61,551

Property and equipment, net of
  accumulated depreciation and amortization             20,387       18,577

Other assets:
 Deferred income taxes                                  14,862       14,347
 Other assets                                              602          595
                                                     ----------   ----------
 Total assets                                        $ 107,230    $  95,070
                                                     ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                    $  10,986    $   6,280
 Accrued expenses and other current liabilities         13,400       11,392
 Accrued rent                                            2,489        2,376
 Reserve for severance and store closings                  636          852
 Notes payable                                          31,231       24,345
                                                     ----------   ----------
 Total current liabilities                              58,742       45,245
                                                     ----------   ----------
Stockholders' equity:
 Preferred Stock, $0.01 par value, 1,000,000 shares
  authorized, none issued                                    -            -
 Common Stock, $0.01 par value, 50,000,000 shares
  authorized, 17,501,155 and 17,488,000 shares issued
  at May 5, 2001 and February 3, 2001, respectively        175          175
 Additional paid-in capital                             55,728       55,697
 Retained earnings                                       1,209        2,577
 Treasury stock at cost, 3,035,000 shares at
  May 5, 2001 and February 3, 2001, respectively        (8,427)      (8,427)
 Loan to executive                                        (197)        (197)
                                                     ----------   ----------
 Total stockholders' equity                             48,488       49,825
                                                     ----------   ----------
Total liabilities and stockholders' equity           $ 107,230     $ 95,070
                                                     ==========   ==========

The accompanying notes are an intergral part of the consolidated financial statements.

DESIGNS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                      Three Months Ended
                                                     --------------------
                                                      May 5,    April 29,
                                                       2001       2000
                                                     --------------------

Sales                                                $39,395     $39,379
Cost of goods sold including
 occupancy                                            29,990      28,727
                                                     --------------------
Gross profit                                           9,405      10,652

Expenses:
 Selling, general and administrative                   9,706       9,745
 Depreciation and amortization                         1,396       1,269
                                                     --------------------
Total expenses                                        11,102      11,014
                                                     --------------------
Operating loss                                        (1,697)       (362)
Interest expense, net                                    546         415
                                                     --------------------
Net loss before income taxes                          (2,243)       (777)
Benefit from income taxes                               (875)       (303)
                                                     --------------------
Net loss                                             $(1,368)    $  (474)
                                                     ====================


Loss per share- Basic and Diluted                    $ (0.09)    $ (0.03)

Weighted average number of common shares
  outstanding- Basic and Diluted                      14,459      16,441



        The accompanying notes are an intergral part of the consolidated financial statements.














DESIGNS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                          Three Months Ended
                                                      --------------------------
                                                        May 5,        April 29,
                                                         2001           2000
                                                      -----------    -----------
Cash flows from operating activities:
 Net loss                                             $    (1,368)    $    (474)
 Adjustments to reconcile to net cash
  (used for) provided by operating activities:
   Depreciation and amortization                            1,396         1,269
   Deferred income taxes                                        -          (187)
   Issuance of common stock to Board of Directors              30            66
   Gain on sale of disposal of fixed assets                    (8)            -
 Changes in operating assets and liabilities:
  Accounts receivable                                        (101)           56
  Inventories                                             (10,051)        5,350
  Prepaid expenses                                            324          (111)
  Other assets                                                (31)          171
  Reserve for severance and store closings                   (216)       (1,056)
  Income taxes                                               (515)         (594)
  Accounts payable                                          4,706        (1,099)
  Accrued expenses and other current liabilities            2,008         2,866
  Accrued rent                                                113            69
                                                       -----------   -----------
Net cash (used for) provided by operating activities       (3,713)        6,326
                                                       -----------   -----------
Cash flows from investing activities:
 Additions to property and equipment                       (3,181)       (1,489)
 Proceeds from terminated trust                                 -         2,365
 Proceeds from disposal of property and equipment               7             -
                                                       -----------   -----------
Net cash (used for) provided by investing activities       (3,174)          876
                                                       -----------   -----------
Cash flows from financing activities:
 Net borrowings (repayments) under credit facility          6,886        (7,202)
 Issuance of common stock under option program                  1             -
                                                       -----------   -----------
Net cash (used for) provided by financing activities        6,887        (7,202)
                                                       -----------   -----------
Net change in cash and cash equivalents                         -             -
Cash and cash equivalents:
 Beginning of the year                                          -             -
                                                       -----------   -----------
 End of the period                                     $        -    $        -
                                                       ===========   ===========



         The accompanying notes are an intergral part of the consolidated financial statements.



DESIGNS, INC.
Notes to Consolidated Financial Statements

1.	Basis of Presentation


In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company's audited consolidated financial statements for the year ended February 3, 2001 (filed on Form 10-K, as amended, with the Securities and Exchange Commission). The information set forth in these statements may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company's results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's business historically has been seasonal in nature and the results of the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.	Change in Accounting for Inventories

In the first quarter of fiscal 2002, the Company changed its method of determining the cost of inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Management believes that the FIFO method better measures the current value of such inventories and provides a more appropriate matching of revenues and expenses. In the current low-inflationary environment, management believes that the use of the FIFO method more accurately reflects the Company's financial position.

Since the cost of merchandise inventories at May 5, 2001, using the FIFO method, was the same value as under the LIFO method, there was no effect on earnings for the three months ended May 5, 2001. The effect of this change was immaterial to the financial results of the prior reporting periods of the Company and therefore did not require retroactive restatement of results for those prior periods.

3.	Boston Trading Ltd., Inc. Litigation

During the first quarter of fiscal 2002, the Company entered into a settlement agreement with Atlantic Harbor, Inc. whereby Atlantice Harbor, Inc. agreed to accept from the Company a cash payment of $450,000 in settlement of all obligations outstanding under the Purchase Note. In exchange, the Company agreed to transfer and assign all trademarks and license agreements acquired as part of the Asset Purchase Agreement to a new entity in which the Company would have a 15% equity interest, with Atlantic Harbor, Inc and its affiliates retaining the remaining equity interest. In addition, the Company would also be entitled to receive up to an additional $150,000 from existing license royalties over the next four years. At February 3, 2001, the Company recorded a gain on settlement of this dispute in the amount of $550,000,which was included in "Provision for impairment of assets, store closing and severance" on the Consolidated Statements of Operations for fiscal 2001.

4.	Credit Facility

On December 7, 2000, the Company amended and restated its credit facility with Fleet Retail Finance Inc. (the "Amended Credit Agreement"). The Amended Credit Agreement, among other things, provided for an extension of the credit facility to November 30, 2003, reduced the borrowing costs and tied future interest costs to excess borrowing availability, eliminated all existing financial performance covenants and adopted a minimum availability covenant, increased the amount that can potentially be borrowed by increasing the advance rate formula to 68% from 60% of the Company's eligible inventory, provided the Company the ability to enter into further stock buyback programs and reduced the total commitment from $50 million to $45 million. Under the Amended Credit Facility, the Company is also able to issue documentary and standby letters of credit up to $10 million. The Company's obligations under the Amended Credit Agreement continue to be secured by a lien on all of its assets. The Company is subject to a prepayment penalty for the first two years of the extended facility. The Amended Credit Agreement continues to include certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company.

At May 5, 2001, the Company had borrowings of approximately $30.8 million outstanding under this credit facility and had three outstanding standby letters of credit totaling approximately $2.5 million. Average borrowings outstanding under this credit facility during the first quarter of fiscal 2002 were approximately $27.7 million. The Company had average unused excess availability under this credit facility of approximately $9.2 million during the first quarter of fiscal 2002. The unused availability under this credit facility was $8.7 million at May 5, 2001. The Company was in compliance with all debt covenants under the Amended Credit Agreement at May 5, 2001.

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

                                                         For the
                                                    three months ended
                                                  May 5,       April 29,
(In thousands)                                     2001          2000
-------------------------------------------------------------------------
Basic weighted average common
 shares outstanding                               14,459        16,441

Stock options, excluding the effect of
 anti-dilutive options of 557 shares and
 29 shares for May 5, 2001 and April 29,
 2000, respectively                                   --            --

Diluted weighted average shares                    ------        ------
 outstanding                                       14,459        16,441

Options to purchase shares of the Company's Common Stock of 228,600 for the three months ended May 5, 2001, and 348,700 for the three months ended April 29, 2000, were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price per share of Common Stock for the periods reported.

6.	Related Party Transactions

On June 26, 2000, the Company extended an existing consulting arrangement with Jewelcor Management, Inc. ("JMI") for a one-year period commencing on April 29, 2000 and ending on April 29, 2001. As payment for services rendered under this extended agreement, the Company issued to JMI 182,857 non-forfeitable and fully vested shares of the Company's Common Stock. The fair value of those shares on June 26, 2000, the date of issuance, was $240,000 or $1.3125 per share. Seymour Holtzman, Chairman of the Board of Directors of the Company, is President and Chief Executive Officer of JMI, and indirectly, with his wife, is the principal beneficial owner of the stock of JMI.

On May 25, 2001, subsequent to the end of the first quarter of fiscal 2002, the Board of Directors extended the JMI consulting agreement for an additional one-year term commencing on April 29, 2001 and ending on April 29, 2002, subject to further negotiation and documentation.

Also on May 25, 2001, the Board of Directors determined to hire Seymour Holtzman, who has served as the Company's non-employee Chairman of the Company, as an officer and employee of the Company. In connection with the hiring of Mr. Holtzman, the Board determined to grant Mr. Holtzman an option to purchase an aggregate of 300,000 shares of the Company's Common Stock at an exercise price of $3.88 per share, equal to the closing price of the Common Stock on that date. The option will vest annually over three years and expires 10 years from the date of grant.

7.	Derivative Instruments and Hedging

The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", in July 1999 making SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at their fair value. Gains or losses resulting from changes in value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS No. 133 did not have a significant effect on the Company's results of operations or financial position for the period ended May 5, 2001.









Part I. Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations


RESULTS OF OPERATIONS

Sales

Sales for the first quarter of fiscal 2002 ended May 5, 2001 were $39.4 million as compared to sales of $39.4 million in the first quarter of fiscal 2001 ended April 29, 2000.

Sales for the thirteen weeks ended May 5, 2001 decreased 1.5% as compared to $40.0 million for the corresponding thirteen weeks ended May 6, 2000. Comparable store sales decreased 9.9% percent for the thirteen weeks ended May 5, 2001 when compared with the corresponding prior year period. However, during the fiscal month of April 2001, comparable store sales increased 0.5%, which represented a significant improvement from the first two months of the quarter. During February and March 2001 the sales were compared against prior year months which benefited from significant price reductions on inventories funded from reserves previously established in fiscal 2000. In addition, the recently completed liquidation of Bugle Boy, a 300-store retail chain selling similar categories of casual apparel, negatively impacted the Company's sales.

Furthermore, Dockers(R) sales for the first quarter of fiscal 2002 have shown significant sales improvement due to Spring merchandising initiatives, while inventory deficiencies within certain categories of Levi's(R) brand have adversely affected Levi's(R) sales. New inventory deliveries of the Levi's(R) brand are expected in time for the key Back-to-School and holiday selling seasons which the Company expects will positively impact sales in the third and fourth quarters of fiscal 2002.

Comparable stores are retail locations that have been open at least 13 months. Of the 103 stores that the Company operated at May 5, 2001, 93 were comparable stores.

Gross Profit Margin

Gross profit margin, inclusive of occupancy costs, was 23.9% for the first quarter of fiscal 2002 as compared to 27.0% in the first quarter of the prior year

Merchandise margins decreased 2.1 percentage points for the first quarter of fiscal 2002 as compared to the first quarter of the prior year because of decreasing initial margins resulting from an increase in product mix to lower margin merchandise. As previously noted, the prior year merchandise margin also benefited from significant price reductions funded from reserves previously established in the fourth quarter of fiscal 2000. The Company anticipates that it will experience a similar merchandise margin rate during the remainder of fiscal 2002.

Occupancy costs were also a factor in the Company's decreased gross profit margin for the first quarter of fiscal 2002. Occupancy costs as a percentage of sales increased 1.2 percentage points resulting from added square footage and therefore greater occupancy costs while total sales were flat to last year.

Selling, General and Administrative Expenses

Set forth below is certain information concerning the Company's selling, general and administrative expenses for the three months ended May 5, 2001 and April 29, 2000.


(In thousands, except                     May 5, 2001      April 29, 2000
  percentage data)                      $   % of sales    $    % of sales
--------------------------------------------------------------------------
Store payroll                          $4,403   11.2%    $4,110    10.4%
Other SG&A                             $5,303   13.4%    $5,635    14.3%

Store payroll expense, the largest component of selling, general and administrative expenses, was 11.2 percent of sales for the three months ended May 5, 2001, compared with 10.4 percent of sales for the same period in the prior year. The decrease in other selling, general and administrative expenses, excluding store payroll, for the three months ended May 5, 2001 as compared with the first quarter of the prior year is due primarily to continued cost reduction efforts.

Depreciation and Amortization

Set forth below is depreciation and amortization expenses for the Company for the three months ended May 5, 2001 and April 29, 2000.

                                                       Percentage
(In thousands, except           May 5,    April 29,    Change at
  percentage data)               2001       2000       May 5, 2001
-----------------------------------------------------------------------
For the three months ended      $1,396     $1,269         10.0%

The increase in depreciation and amortization expense for the three months ended May 5, 2001 compared to the same period in the prior year is due to the opening of six new stores and the remodeling of nine stores in fiscal 2001, in addition to the opening of the distribution center in the third quarter of fiscal 2001. This increase is partially offset by the write-off of fixed assets in fiscal 2001 due to impairments and several assets becoming fully depreciated.

Interest Expense, Net

Net interest expense was $546,000 and $415,000 for the three months ended May 5, 2001 and April 29, 2000, respectively. This increase was attributable to higher average borrowing levels under the Company's revolving credit facility for the three months ended May 5, 2001 as compared to the same period in the prior year. This increase was offset slightly by improved borrowing rates as compared to the prior period.

Net Loss

Set forth below is the net loss and net loss per share, presented on a diluted basis, for the Company for the three months ended May 5, 2001 and April 29, 2000.



(In thousands, except              May 5, 2001           April 29, 2000
  per share data)                 $     per share        $       per share
---------------------------------------------------------------------------
For the three months ended    $(1,368)    $(0.09)      $(474)      $(0.03)

As previously reported, prior-year first quarter earnings benefited from significant price reductions funded from reserves previously established in fiscal 2000.

SEASONALITY

Historically, the Company has experienced seasonal fluctuations in revenues and income, exclusive of non-recurring charges, with increases occurring during the Company's third and fourth quarters as a result of "Fall" and "Holiday" seasons. Although, the Company's strategic focus has shifted towards its outlet retail business selling exclusively Levi Strauss & Co. product, the Company continues to experience a significant portion of its revenue and income in the second half of the year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash needs are for working capital, primarily inventory requirements, and capital expenditures. The Company's capital expenditure program includes projects for new store openings, remodeling existing stores, and improvements with its systems infrastructure. In addition, the Company is testing a new store format in a power center location, an alternative retail channel to the outlet retail channel. The Company's sources of funds includes operations, trade credit and its $45 million credit facility.

During the first quarter, the Company used cash from operations of $3.7 million as compared to cash provided from operations of $6.3 million during last year's first quarter. Cash from operations decreased by $10.0 million due primarily to an increase of inventory as a result of opening three new stores and opportunistic purchases of inventory.

At May 5, 2001, total inventory equaled $67.7 million, compared to $57.7 million at February 3, 2001. The Company stocks its stores with Levi and Docker manufacturing overruns, merchandise specifically manufactured for the outlet stores and discontinued lines and irregulars all purchased primarily from Levi Strauss & Co. By its nature, manufacturing overruns, and discontinued or irregular merchandise, including the most popular Levi Strauss & Co. styles of merchandise and the breadth of the mix of this merchandise, is subject to limited availability. The Company continues to evaluate additional opportunities to purchase quantities of Levi's(R), Dockers(R) and Slates(R) brand products.

Total cash outlays for capital expenditures for the first three months of fiscal 2002 were $3.1 million compared to $1.5 million during the first quarter of fiscal 2001. During the first three months of fiscal 2002, the Company opened two new Levi's(R)/Dockers(R) stores, one new Dockers(R) store in a real estate location where there was an existing Levi's(R) only store, remodeled four of its older stores, and the Company also combined two pairs of its standalone Dockers(R) and Levi's(R) outlet stores that were adjacent to each other into two Levi's(R)/Dockers(R) stores. By combining the individual stores into one store, the Company was able to reduce total square footage, reduce labor costs and provide a cross-over environment for the brands.

The Company's present plans for expansion for the remainder of fiscal 2002, barring unforeseen circumstances, include remodeling up to an additional three existing outlet stores and opening up to four additional Levi's(R)/Dockers(R) stores, one of which will be located in Puerto Rico.

The Company financed its cash needs during the first quarter of fiscal 2002 with borrowings from its credit facility. At May 5, 2001, the Company had borrowings of approximately $30.8 million outstanding under this credit facility and had three outstanding standby letters of credit totaling approximately $2.5 million. Average borrowings outstanding under this credit facility for the first three months of fiscal 2002 were approximately $27.7 million. The Company had average unused excess availability under this credit facility of approximately $9.2 million during the first quarter of fiscal 2002. The unused availability under this credit facility was $8.7 million at May 5, 2001. The Company was in compliance with all debt covenants under this credit facility at May 5, 2001.

The Company's working capital at May 5, 2001 was approximately $12.6 million, compared to $16.3 million at February 3, 2001. This decrease in working capital was attributable to capital expenditures incurred for new and remodeled stores and a negative cash flow incurred during the first quarter.

The foregoing discussion of the Company's results of operations, liquidity, capital resources and capital expenditures includes certain forward-looking information. Such forward-looking information requires management to make certain estimates and assumptions regarding the Company's expected strategic direction and the related effect of such plans on the financial results of the Company. Accordingly, actual results and the Company's implementation of its plans and operations may differ materially from forward-looking statements made by the Company. The Company encourages readers of this information to refer to Exhibit 99 of the Company's Form 8-K, previously filed with the United States Securities and Exchange Commission on April 28, 2000, which identifies certain risks and uncertainties that may have an impact on future earnings and the direction of the Company.


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

	The Company utilizes cash from operations and short-term borrowings to fund its working capital needs. This debt instrument is viewed as a risk management tool and is not used for trading or speculative purposes. In addition, the Company has available letters of credit as sources of financing for its working capital requirements. Borrowings under this credit agreement, which expires in June 2001, bears interest at variable rates based on FleetBoston, N.A.'s prime rate or the London Interbank Offering Rate ("LIBOR"). These interest rates at May 5, 2001 were 7.5% for prime and with rates on varying LIBOR contracts of 6.384% to 7.573%. Based upon sensitivity analysis as of May 5, 2001, a 10% increase in interest rates would result in a potential cost of approximately $231,000 on an annualized basis.


Part II.	Other Information

ITEM 1.	Legal Proceedings

The Company is a party to litigation and claims arising in the course of its business. Management does not expect the results of these actions to have a material adverse effect on the Company's business or financial condition.

In May 1995, the Company purchased from Boston Trading Ltd., Inc. (d/b/a Atlantic Harbor, Inc.) certain assets including various trademarks and license agreements. The terms of the Asset Purchase Agreement, which was dated April 25, 1995 (the "Purchase Agreement"), included the Company delivering a $1 million promissory note ("Purchase Note") for the balance of the purchase price The principal amount of the Purchase Note was stated to be payable in two equal annual installments through May 1997. In the first quarter of fiscal 1997, the Company asserted certain indemnification rights under the Purchase Agreement. In accordance with the terms of the Purchase Agreement, the Company, when exercising its indemnification rights, had the right, among other courses of action, to offset against the payment of principal and interest due and payable under the Purchase Note. Accordingly, the Company did not make the two $500,000 principal payments on the Purchase Note that were due on May 2, 1996 and May 2, 1997. The Company paid all interest on the original principal amount through May 2, 1996 and continued to pay interest thereafter through January 31, 1998 on $500,000 of principal. In January 1998, Atlantic Harbor, Inc. filed a lawsuit against the Company for failing to pay the outstanding principal amount of the Purchase Note. In March 1998, the Company filed a counterclaim against Atlantic Harbor, Inc. alleging that the Company suffered damages in excess of $1 million because of the breach of certain representations and warranties made by Atlantic Harbor, Inc. and its stockholders concerning the existence and condition of certain foreign trademark registrations and license agreements.

During the first quarter of fiscal 2002, the Company entered into a settlement agreement with Atlantic Harbor, Inc. whereby Atlantic Harbor, Inc. agreed to accept from the Company a cash payment of $450,000 to Atlantic Harbor, Inc. in settlement of all obligations under the Purchase Note. In exchange, the Company agreed to transfer and assign all trademarks and license agreements acquired as part of the Purchase Agreement to a new entity in which the Company would have a 15% equity interest, with Atlantic Harbor, Inc. and its affiliates retaining the remaining interest. The Company would also be entitled to receive up to an additional $150,000 from existing license royalties over the next four years. At February 3, 2001, the Company recorded a gain related to the settlement of this matter in the amount of $550,000, which was included in "Provision for impairment of assets, store closings and severance" on the Consolidated Statements of Operations.

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

3.4   By-Laws of the Company, as amended (included as Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q dated December 12,2000,
      and incorporated herein by reference).                                 *

10.1 1992 Stock Incentive Plan, as amended (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated December 12, 2000, and
      incorporated herein by reference).                                     *

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

10.5  Second Amended and Restated Loan and Security Agreement dated as of December 7, 2000 among the Company and Fleet Retail
      Finance Inc., as agent for the Lender(s) identified therein.
      (included as Exhibit 10.12 to the Company's Form 10-Q dated
      October 28, 2000, and incorporated herein by reference).               *

10.6  Amendment and Distribution Agreement dated as of October 31,
      1998 among the Designs Partner, the LOS Partner and the OLS
      Partnership (included as Exhibit 10.2 to the Company's Current
      Report on Form 8-K dated December 3, 1998, and incorporated
      herein by reference).                                                  *

10.7  Guaranty by the Company of the indemnification obligation of the Designs Partner dated as of October 31, 1998 in favor of
      LS & Co. (included as Exhibit 10.3 to the Company's Current
      Report on Form 8-K dated December 3, 1998, and incorporated
      herein by reference).                                                  *

10.8 Asset Purchase Agreement between LOS and the Company relating to the sale by the Company of stores located in Minneapolis,
      Minnesota dated January 28, 1995 (included as Exhibit 10.9 to the Company's Current Report on Form 8-K dated April 24,
      1995, and incorporated herein by reference).                           *

10.9 Asset Purchase Agreement among Boston Trading Ltd., Inc.,
      Designs Acquisition Corp., the Company and others dated April
      21, 1995 (included as Exhibit 10.16 to the Company's Quarterly
      Report on Form 10-Q dated September 12, 1995, and incorporated
      herein by reference).                                                  *

10.10 Non-Negotiable Promissory Note between the Company and
      Atlantic Harbor, Inc., formerly know as Boston Trading Ltd.,
      Inc., dated May 2, 1995 (included as Exhibit 10.17 to the
      Company's Quarterly Report on Form 10-Q dated September 12,
      1995, and incorporated herein by reference).                           *

10.11 Asset Purchase Agreement dated as of September 30, 1998 between the Company and LOS relating to the purchase by the
      Company of 16 Dockers(R) Outlet and nine Levi's(R) Outlet stores (included as Exhibit 10.1 to the Company's Current Report on
      Form 8-K dated December 3, 1998, and incorporated herein by
      reference).                                                            *

10.12 Agreement Regarding Leases dated November 2, 2000 between the
      Company and O.M. 66 B Street LLC (included as Exhibit 10.36 to the Company's Form 10-Q dated October 28, 2000, and
      incorporated herein be reference).                                     *

10.13 Consulting Agreement dated as of December 15, 1999 between the
      Company and George T. Porter, Jr. (included as Exhibit 10.22 to the Company's Form 10-K dated April 28, 2000, and
      incorporated herein by reference).                                     *

10.14 Consulting Agreement dated as of November 14, 1999 between the
      Company and Business Ventures International, Inc. (included as
      Exhibit 10.23 to the Company's Form 10-K dated April 28, 2000,
      and incorporated herein by reference).                                 *

10.15 Employment Agreement dated as of October 16, 1995 between the
      Company and Joel H. Reichman (included as Exhibit 10.1 to the
      Company's Current Report on Form 8-K dated December 6, 1995,
      and incorporated herein by reference).                                 *

10.16 Employment Agreement dated as of October 16, 1995 between the
      Company and Scott N. Semel (included as Exhibit 10.2 to the
      Company's Current Report on Form 8-K dated December 6, 1995,
      and incorporated herein by reference).                                 *

10.17 Employment Agreement dated as of May 9, 1997 between the
      Company and Carolyn R. Faulkner (included as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q dated June 17,
      1997, and incorporated herein by reference.                            *

10.18 Employment Agreement dated as of March 31, 2000 between the
      Company and David A. Levin (included as Exhibit 10.27 to the
      Company's Form 10-K dated April 28, 2000, and incorporated
      herein by reference).                                                  *

10.19 Amendment to Employment Agreement dated as of March 31, 2000 between the Company and David A. Levin.

10.20 Secured Promissory Note dated as of June 26, 2000 between the
      Company and David A. Levin (included as Exhibit 10.29 to the
      Company's Form 10-Q dated September 12, 2000, and incorporated
      herein by reference).                                                  *

10.21 Pledge and Security Agreement dated June 26, 2000 between the
      Company and David A. Levin (included as Exhibit 10.29 to the Company's Form 10-Q dated September 12, 2000, and incorporated herein by
      reference).                                                            *

10.22 Employment Agreement dated as of August 14, 2000 between the
      Company and Dennis R. Hernreich (included as Exhibit 10.30 to the Company's Form 10-Q dated September 12, 2000, and incorporated
      herein by reference).                                                  *

10.23 Amendment to Employment Agreement dated as of August 14, 2000 between the Company and Dennis R. Hernreich.

10.24 Severance Agreement dated as of January 12, 2000 between the
      Company and Joel H. Reichman (included as Exhibit 10.23 to the
      Company's Form 10-K dated April 28, 2000, and incorporated
      herein by reference).                                                  *

10.25 Severance Agreement dated as of January 20, 2000 between the
      Company and Scott N. Semel (included as Exhibit 10.23 to the
      Company's Form 10-K dated April 28, 2000, and incorporated
      herein by reference).                                                  *

10.26 Severance Agreement dated as of January 15, 2000 between the
      Company and Carolyn R. Faulkner (included as Exhibit 10.23 to the Company's Form 10-K dated April 28, 2000, and incorporated
      herein by reference).                                                  *

10.27 Indemnification Agreement between the Company and Joel H.
      Reichman, dated December 10, 1998 (included as Exhibit 10.34 to the Company's Annual Report on Form 10-K dated April 30,
      1999 and incorporated herein by reference).                            *

10.28 Indemnification Agreement between the Company and Scott N.
      Semel, dated December 10, 1998 (included as Exhibit 10.35 to the Company's Annual Report on Form 10-K dated April 30, 1999
      and incorporated herein by reference).                                 *

10.29 Indemnification Agreement between the Company and Carolyn R.
      Faulkner, dated December 10, 1998 (included as Exhibit 10.36 to the Company's Annual Report on Form 10-K dated April 30,
      1999 and incorporated herein by reference).                            *

18.1  Letter of Preferability from Ernst & Young dated June 13, 2001.


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



                                 DESIGNS, INC.


June 19, 2001                    By: /S/ DENNIS R. HERNREICH
                                 Dennis R. Hernreich, Senior Vice President,
                                 Chief Financial Officer and Treasurer