Form 10-Q
period 2001-08-04
DESIGNS INC
filed 2001-09-18
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


Quarter Ended August 4, 2001              Commission File Number   0-15898


                                 DESIGNS, INC.
                        (Exact name of registrant as
                           specified in its charter)



 Delaware                                                04-2623104
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

66 B Street, Needham, MA                                     02494
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

Yes 	X	   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class						Outstanding as of September 1, 2001
Common							14,490,809












                                  DESIGNS, INC.
                           CONSOLIDATED BALANCE SHEETS
                         August 4, 2001 and February 3, 2001
                          (In thousands, except share data)

                                                       August 4,  February 3,
                                                        2001         2001
ASSETS                                              (unaudited)
                                                     ----------   ----------
Current assets:
 Cash and cash equivalents                           $       -    $       -
 Accounts receivable                                       899           18
 Inventories                                            69,662       57,675
 Deferred income taxes                                     765          765
 Prepaid expenses                                        2,866        3,093
                                                     ----------   ----------
 Total current assets                                   74,192       61,551

Property and equipment, net of
  accumulated depreciation and amortization             20,297       18,577

Other assets:
 Deferred income taxes                                  14,300       14,347
 Other assets                                              621          595
                                                     ----------   ----------
 Total assets                                        $ 109,410    $  95,070
                                                     ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                    $   9,562    $   6,280
 Accrued expenses and other current liabilities         16,679       11,392
 Accrued rent                                            2,437        2,376
 Reserve for severance and store closings                  398          852
 Notes payable                                          31,000       24,345
                                                     ----------   ----------
 Total current liabilities                              60,076       45,245
                                                     ----------   ----------
Stockholders' equity:
 Preferred Stock, $0.01 par value, 1,000,000 shares
  authorized, none issued                                    -            -
 Common Stock, $0.01 par value, 50,000,000 shares
  authorized, 17,517,081 and 17,488,000 shares issued
  at August 4, 2001 and February 3, 2001, respectively     175          175
 Additional paid-in capital                             55,861       55,697
 Retained earnings                                       1,922        2,577
 Treasury stock at cost, 3,035,000 shares at
  August 4, 2001 and February 3, 2001, respectively     (8,427)      (8,427)
 Loan to executive                                        (197)        (197)
                                                     ----------   ----------
 Total stockholders' equity                             49,334       49,825
                                                     ----------   ----------
Total liabilities and stockholders' equity           $ 109,410     $ 95,070
                                                     ==========   ==========

       The accompanying notes are an integral part of the consolidated financial statements.


                                 DESIGNS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                          Three Months Ended   Six Months Ended
                                          ------------------  ------------------
                                        August 4,  July 29,  August 4,  July 29,
                                          2001       2000      2001       2000
                                        --------------------  ------------------

Sales                                     $47,698  $ 45,693   $ 87,093  $ 85,072
Cost of goods sold including
 occupancy                                 34,683    32,272     64,673    60,999
                                        -------------------   ------------------
Gross profit                               13,015    13,421     22,420    24,073

Expenses:
 Selling, general and administrative       10,065     9,805     19,771    19,550
 Depreciation and amortization              1,418     1,325      2,814     2,594
                                         ------------------    -----------------
Total expenses                             11,483    11,130     22,585    22,144
                                         ------------------    -----------------
Operating profit(loss)                      1,532     2,291       (165)    1,929
Interest expense, net                         534       430      1,081       845
                                         ------------------    -----------------
Income(loss) before income taxes              998     1,861     (1,246)    1,084
Provision(benefit) for income taxes           283       777       (591)      474
                                         ------------------    -----------------
Net income(loss)                           $  715   $ 1,084     $ (655)    $ 610
                                         ===================   =================


Income (loss) per share- Basic            $  0.05   $  0.07    $ (0.05)  $ 0.04
Income (loss) per share- Diluted          $  0.05   $  0.06    $ (0.05)  $ 0.04
Weighted average number of common shares
  outstanding- Basic                       14,477    16,502     14,468    16,472
             - Diluted                     15,524    16,685     14,468    16,560



        The accompanying notes are an integral part of the consolidated financial statements.














                                 DESIGNS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                            Six Months Ended
                                                      --------------------------
                                                      August 4,        July 29,
                                                         2001           2000
                                                      -----------    -----------
Cash flows from operating activities:
 Net (loss) income                                    $      (655)   $      610
 Adjustments to reconcile net (loss) income
   to net cash used for operating activities:
   Depreciation and amortization                            2,814         2,594
   Issuance of common stock and options                       150           116
   Gain on sale or disposal of fixed assets                   (21)            -
 Changes in operating assets and liabilities:
  Accounts receivable                                        (881)           43
  Inventories                                             (11,987)       (9,837)
  Prepaid expenses                                            227          (127)
  Other assets                                                (74)           71
  Reserve for severance and store closings                   (454)       (1,792)
  Income taxes                                                 47            96
  Accounts payable                                          3,282         4,198
  Accrued expenses and other current liabilities            2,788           743
  Accrued rent                                                 61            10
                                                       -----------   -----------
Net cash used for operating activities                     (4,703)       (3,275)
                                                       -----------   -----------
Cash flows from investing activities:
 Additions to property and equipment                       (1,985)       (1,261)
 Proceeds from terminated trust                                 -         2,365
 Proceeds from disposal of property and equipment              19            38
                                                       -----------   -----------
Net cash used for investing activities                     (1,966)        1,142
                                                       -----------   -----------
Cash flows from financing activities:
 Net borrowings under credit facility                       6,655         2,774
 Repurchase of common stock                                     -          (641)
 Issuance of common stock under option program                 14             -
                                                       -----------   -----------
Net cash provided by financing activities                   6,669         2,133
                                                       -----------   -----------
Net change in cash and cash equivalents                         -             -
Cash and cash equivalents:
 Beginning of the year                                          -             -
                                                       -----------   -----------
 End of the period                                     $        -    $        -
                                                       ===========   ===========



         The accompanying notes are an integral part of the consolidated financial statements.

                                 DESIGNS, INC.
                   Notes to Consolidated Financial Statements

1.	Basis of Presentation


In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company's audited consolidated financial statements for the year ended February 3, 2001 (included in the Company's Annual Report on Form 10-K, as amended, with the Securities and Exchange Commission). The information set forth in these statements may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company's results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's business historically has been seasonal in nature and the results of the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

3. Boston Trading Ltd., Inc. Litigation

During the first quarter of fiscal 2002, the Company entered into a settlement agreement with Atlantic Harbor, Inc. whereby Atlantic Harbor, Inc.
agreed to accept from the Company a cash payment of $450,000 in settlement of all obligations outstanding under the Purchase Note, with an original principal amount of $1 million, delivered by the Company in May 1995 in partial payment for certain assets. In exchange, the Company agreed to transfer and assign all trademarks and license agreements acquired as part of the related Purchase Agreement to a new entity in which the Company would have a 15% equity interest, with Atlantic Harbor, Inc. and its affiliates retaining the remaining equity interest. In addition, the Company would also be entitled to receive up to an additional $150,000 from existing license royalties over the next four years.
At February 3, 2001, the Company recorded a gain on settlement of this dispute in the amount of $550,000, which was included in "Provision for impairment of assets, store closing and severance" on the Consolidated Statements of Operations for the fourth quarter of fiscal 2001.

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

At August 4, 2001, the Company had borrowings of approximately $31.0 million outstanding under this credit facility and had three outstanding standby letters of credit totaling approximately $2.3 million. Average borrowings outstanding under this facility during the first six months of fiscal
2002 were approximately $29.8 million. The Company had average unused excess availability under this facility of approximately $8.7 million during the first six months of fiscal 2002, and unused availability of $7.6 million at August 4, 2001. The Company was in compliance with all debt covenants under the Amended Credit Agreement at August 4, 2001.

5. Earnings Per Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" requires the computation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share is determined by giving effect to the exercise of stock options using the treasury stock method. The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share.

                                                        For the
                                         three months ended   six months ended
                                        August 4,  July 29,  August 4,  July 29,
(In thousands)                            2001       2000      2001       2000
-------------------------------------------------------------------------------
Basic weighted average common
 shares outstanding                       14,477    16,502     14,468    16,472

Stock options, excluding the effect
 of anti-dilutive options for 852
 shares for the six months ended
 August 4, 2001                            1,047       183         --        88

Diluted weighted average shares          ------     ------     ------    ------
 outstanding                              15,524    16,685     14,468    16,560

Options to purchase 150,600 shares of the Company's common stock for the three and six months ended August 4, 2001 and 247,200 shares of the Company's Common Stock for the three and six months ended July 29, 2000, were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price per share of Common Stock for the periods reported.

6.	Related Party Transactions

On May 25, 2001, the Board of Directors approved the extension of the existing consulting agreement with Jewelcor Management Inc. ("JMI") for an additional one-year term commencing on April 29, 2001 and ending on April 28, 2002. As payment for services rendered under this agreement, the Company issued to JMI 61,856 non-forfeitable and fully vested shares of the Company's Common Stock. The fair value of those shares on May 25, 2001, the date of issuance, was $240,000 or $3.88 per share. Seymour Holtzman, Chairman of the Board of Directors of the Company, is President and Chief Executive Officer of JMI, and indirectly, with his wife, is the principal beneficial owner of the stock of JMI.

Also on May 25, 2001, the Board of Directors granted to Seymour Holtzman, as Chairman of the Board of Directors and an employee of the Company, an option to purchase an aggregate of 300,000 shares of the Company's Common Stock at an exercise price of $3.88 per share, equal to the closing price of the Common Stock on that date. The option will vest at a rate of 100,000 shares annually over three years and expires 10 years from the date of grant.

7. Subsequent Event

During the first quarter of fiscal year 1999, the Internal Revenue Service ("IRS") completed an examination of the Company's federal income tax returns for fiscal years 1992 through 1996. Taxes on the adjustments proposed by the IRS, excluding interest, amounted to approximately $4.9 million. The IRS challenged the fiscal tax years in which various income and expense deductions were recognized, resulting in potential timing differences of previously paid federal income taxes. The Company appealed these proposed adjustments through the IRS appeals process.

On August 25, 2001, the Company and the IRS reached a final settlement on the audit of the Company's federal income tax returns for fiscal years 1992 through 1996. In accordance with this settlement, the Company paid to the IRS a total of $1.5 million, including interest. The settlement of $1.5 million had no material impact on the Company's second quarter earnings due to adequate provisions previously established by the Company.












Part I. Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations


RESULTS OF OPERATIONS

Sales

Sales for the second quarter of fiscal 2002, ended August 4, 2001, were $47.7 million as compared to sales of $45.7 million in the second quarter of fiscal 2001, ended July 29, 2000. Sales for the first six months of fiscal 2002, ended August 4, 2001, were $87.1 million as compared with $85.1 million for the six months, ended July 29, 2000.

Sales for the thirteen weeks ended August 4, 2001 decreased 1.0% as compared to $47.9 million for the corresponding thirteen weeks in the prior year which ended August 5, 2000. Sales for the first six months of fiscal year 2002 decreased 1.1% as compared to $87.9 million for the corresponding twenty-six weeks in the prior year which ended August 5,2000. Comparable store sales decreased 5 percent and 7 percent, respectively, for the second quarter and year to date periods ended August 4, 2001.

The decrease of 5 percent in comparable store sales for the second quarter was consistent with the Company's business plan and showed marked improvement over the 10 percent comparable store sales decline in the first quarter of fiscal 2002.

Comparable stores are retail locations that have been open at least 13 months. Of the 104 stores that the Company operated at August 4, 2001, 97 were comparable stores.

Gross Profit Margin

Gross profit margin, inclusive of occupancy costs, was 27.3% for the second quarter of fiscal 2002 as compared to 29.4% in the second quarter of the prior year. Merchandise margins decreased 2.1 percentage points for the second quarter of fiscal 2002 as compared to the second quarter of the prior year.

For the six months ended August 4, 2001, gross profit margin, inclusive of occupancy costs, was 25.7% as compared to 28.3% in the corresponding six months of the prior year. Merchandise margins decreased 2.6 percentage points for the six month period ended August 4, 2001 as compared to the first six months of the prior year.

The decrease in merchandise margins for the second quarter and six month period is due to several factors, principally:

1. decreasing initial margins resulting from an increase in lower merchandise margin product mix;
2. higher promotional markdowns as compared to the prior year; and
3. the fact that prior year margins benefited from significant price reductions funded from reserves previously established.

Merchandise margins were positively impacted by significantly lower inventory losses due to results of the Company's shrinkage control programs.

The Company anticipates that it will experience a similar merchandise margin rate during the remainder of fiscal 2002.


Selling, General and Administrative Expenses

Set forth below is certain information concerning the Company's selling, general and administrative expenses for the three and six months ended August 4, 2001 and July 29, 2000, respectively.


(In thousands, except                  August 4, 2001      July 29, 2000
  percentage data)                      $   % of sales    $    % of sales
--------------------------------------------------------------------------
For the three months ended:
Store payroll                          $ 5,467   11.5%   $ 5,268    11.5%
Other SG&A                             $ 4,598    9.6%   $ 4,537     9.9%

For the six months ended:
Store payroll                          $10,453  12.0%    $ 9,973    11.7%
Other SG&A                             $ 9,318  10.7%    $ 9,577    11.3%

Store payroll, the largest component of selling, general and administrative expenses, was 11.5 percent and 12.0 percent of sales, respectively, for the three and six months ended August 4, 2001 compared with 11.5 percent and 11.7 percent of sales, respectively, in the prior year periods. Store payroll expense includes the cost of warehouse labor which was 0.6 percent of sales for the three and six months ended August 4, 2001 compared with 0.2 percent of sales for the three and six months ended July 29, 2000. The increase in warehouse labor was due to the opening of the Company's new distribution center during the third quarter of fiscal 2001.

The decrease in other selling, general and administrative expenses, excluding store payroll, for the three and six months ended August 4, 2001 as compared with the three and six months of the prior year is due primarily to continued cost reduction efforts. On a per store basis, expenses for the first six months of fiscal 2002 have dropped by 4 percent.

Depreciation and Amortization

Set forth below are depreciation and amortization expenses for the Company for the three and six months ended August 4, 2001 and July 29, 2000, respectively.

                                                       Percentage
(In thousands, except         August 4,    July 29,    Change at
  percentage data)               2001       2000      August 4, 2001
-----------------------------------------------------------------------
For the three months ended      $1,418     $1,325          7.0%
For the six months ended        $2,814     $2,594          8.5%

The increase in depreciation and amortization expense for the three and six months ended August 4, 2001 compared to the same periods in the prior year is due to the opening of new stores and the remodeling of existing stores in fiscal 2002 and 2001, in addition to the opening of the Company's new distribution center in the third quarter of fiscal 2001. This increase is partially offset by the write-off of certain fixed assets in fiscal 2001 due to impairments and several assets becoming fully depreciated.

Interest Expense, Net

Net interest expense was $534,000 and $430,000 for the three months ended August 4, 2001 and July 29, 2000, respectively. Net interest expense was $1.1 million and $845,000 for the six months ended August 4, 2001 and July 29, 2000, respectively. These increases were attributable to higher average borrowing levels under the Company's revolving credit facility for the three and six months ended August 4, 2001 as compared to the same periods in the prior year. These increases were offset slightly by improved borrowing rates as compared to the prior periods.

Net Income (Loss)

Set forth below are the net income(loss) and income(loss) per share, presented on a diluted basis, for the Company for the three and six months ended August 4, 2001 and July 29, 2000, respectively.

(In thousands, except              August 4, 2001           July 29, 2000
  per share data)                 $     per share        $       per share
---------------------------------------------------------------------------
For the three months ended        $   715    $ 0.05      $ 1,084    $ 0.06
For the six months ended          $  (655)   $(0.05)     $   610    $ 0.04

SEASONALITY

Historically, the Company has experienced seasonal fluctuations in revenues and income, exclusive of non-recurring charges, with increases occurring during the Company's third and fourth quarters as a result of "Fall" and "Holiday" seasons. Although the Company's strategic focus has shifted towards its outlet retail business selling exclusively Levi Strauss & Co. product, the Company continues to experience a significant portion of its revenue and income in the second half of the year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash needs are for working capital, essentially inventory requirements, and capital expenditures. The Company's capital expenditure program includes projects for new store openings, remodeling existing stores, and improvements in its systems infrastructure. In addition, the Company is testing a new store format in a power center location, an alternative retail channel to the outlet retail channel. The Company's sources of funds include operations, trade credit and drawings under its $45 million bank credit facility.

During the first six months of fiscal 2002, cash used for operations was $4.7 million as compared to $3.3 million during last year's first six months. Cash from operations as compared to the prior year decreased by $1.4 million due primarily to an increase in inventory as a result of opening three new stores and opportunistic purchases of inventory.

At August 4, 2001, total inventory equaled $69.7 million, compared to $57.7 million at February 3, 2001. This increase in inventory is seasonal and reflects the receipt of merchandise in preparation for the fall selling seasons, as well as an increase in the number of store locations and certain opportunistic purchases of inventory. The Company stocks its stores with Levi's(r) and Dockers(r) manufacturing overruns, merchandise specifically manufactured for the outlet stores and discontinued lines and irregulars all purchased primarily from Levi Strauss & Co. By its nature, manufacturing overruns, and discontinued or irregular merchandise, including the most popular Levi Strauss & Co. styles of merchandise and the breadth of the mix of this merchandise, are subject to limited availability. The Company continues to evaluate additional opportunities to purchase quantities of Levi's(R), Dockers(R) and Slates(R) brand products.

Total cash outlays for capital expenditures, net of landlord allowances, for the first six months of fiscal 2002 were $1.9 million compared to $1.3 million during the first six months of fiscal 2001. During the first six months of fiscal 2002, the Company opened two new Levi's(R)/Dockers(R) stores and two new Dockers(R) stores, both of which were in real estate locations where there were existing Levi's(R) only stores. The Company also remodeled six of its older stores and combined two additional pairs of its standalone Dockers(R) and Levi's(R) outlet stores that were adjacent to each other into two combined Levi's(R)/Dockers(R) stores. By combining the individual stores into one store, the Company was able to reduce total square footage, reduce labor costs and provide a cross-over environment for the brands.

The Company's present plans for expansion for the remainder of fiscal 2002, barring unforeseen circumstances, include remodeling up to an additional two existing outlet stores and opening up to three additional Levi's(R)/Dockers(R) stores, one of which will be located in Puerto Rico.

During the first six months of fiscal 2002, a portion of the Company's cash needs came from borrowings on its bank credit facility. At August 4, 2001, the Company had borrowings of approximately $31.0 million outstanding under this credit facility and had three outstanding standby letters of credit totaling approximately $2.3 million.

Average borrowings outstanding under this credit facility for the first six months of fiscal 2002 were approximately $29.8 million. The Company had average unused excess availability under this facility of approximately $8.7 million during the first six months of fiscal 2002, and unused availability of $7.6 million at August 4, 2001. The Company was in compliance with all debt covenants under this credit facility at August 4, 2001.

The Company's working capital at August 4, 2001 was approximately $14.1 million, compared to $16.3 million at February 3, 2001. This decrease in working capital was attributable to capital expenditures incurred for new and remodeled stores.

The foregoing discussion of the Company's results of operations, liquidity, capital resources and capital expenditures includes certain forward-looking information. Such forward-looking information requires management to make certain estimates and assumptions regarding the Company's expected strategic direction and the related effect of such plans on the financial results of the Company. Accordingly, actual results and the Company's implementation of its plans and operations may differ materially from forward-looking statements made by the Company. The Company encourages readers of this information to refer to Exhibit 99 to the Company's Form 8-K, filed with the United States Securities and Exchange Commission on April 28, 2000, which identifies certain risks and uncertainties that may have an impact on future earnings and the direction of the Company.


ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

	In the normal course of business, the financial position and results of operations of the Company are routinely subject to a variety of risks, including market risk associated with interest rate movements on borrowings. The Company regularly assesses these risks and has established policies and business practices to seek to protect against the adverse effect of these and other potential exposures.

	The Company utilizes cash from operations and short-term borrowings to fund its working capital needs. Borrowings under the Company's bank credit agreement, which expires in November 2003, bear interest at variable rates based on FleetBoston, N.A.'s prime rate or the London Interbank Offering
Rate ("LIBOR"). These interest rates at August 4, 2001 were 6.75% for prime and rates on varying LIBOR contracts of 5.700% to 5.948%. Based upon sensitivity analysis as of August 4, 2001, a 10% increase in interest rates would result in a potential cost to the Company of approximately $200,000 on an annualized basis. In addition, the Company has available letters of credit as sources of financing for its working capital requirements.

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

During the first quarter of fiscal 2002, the Company entered into a settlement agreement with Atlantic Harbor, Inc. whereby Atlantic Harbor, Inc. agreed to accept from the Company a cash payment of $450,000 in settlement of all obligations under the Purchase Note. In exchange, the Company agreed to transfer and assign all trademarks and license agreements acquired as part of the Purchase Agreement to a new entity in which the Company would have a 15% equity interest, with Atlantic Harbor, Inc. and its affiliates retaining the remaining interest. The Company would also be entitled to receive up to an additional $150,000 from existing license royalties over the next four years. At February 3, 2001, the Company recorded a gain related to the settlement of this matter in the amount of $550,000, which was included in "Provision for impairment of assets, store closings and severance" on the Consolidated Statements of Operations.

On August 25, 2001, the Company and the Internal Revenue Service ("IRS") reached a final settlement on the audit of the Company's federal income tax returns for fiscal years 1992 through 1996. In accordance with this settlement, the Company paid the IRS a total of $1.5 million, including interest. The settlement of $1.5 million had no material impact on the Company's second quarter earnings due to adequate provisions previously established by the Company.

ITEM 2.	Changes in Securities and Use of Proceeds

	None.

ITEM 3.	Default Upon Senior Securities

	None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a) The Company held its Annual Meeting of Stockholders on July 31, 2001. The matters submitted to a vote of the Company's stockholders were (i) the election of nine directors, (ii) the approval of an amendment to the Company's 1992 Stock Incentive Plan and (iii) the ratification of Ernst & Young LLP as independent auditors for the Company for the current fiscal year.

(b) The Company's stockholders elected nine directors to hold office until the 2002 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The results of the voting were as follows:
                           FOR           WITHHELD   NON-VOTES
Seymour Holtzman         12,260,409       944,913     --
David A. Levin           12,262,409       942,913     --
Stanley I. Berger        12,236,042       969,280     --
Alan Cohen               12,262,409       942,913     --
Jesse Choper             12,262,409       942,913     --
Robert L. Patron         12,262,209       943,113     --
George T. Porter         12,261,909       943,413     --
Jeremiah P. Murphy, Jr.  12,262,409       942,913     --
Joseph Pennacchio        12,262,209       943,113     --

(c) The Company's stockholders also approved an amendment to the Company's 1992 Stock Incentive Plan to allow the Company to grant options with respect to up to 270,000 shares of its common stock to any individual participant during any fiscal year with an exercise price not less than the fair market value of such stock on the date of grant. The results of the voting were as follows:
For:       11,356,136
Against:    1,810,211
Abstain:       38,975

(d) The Company's stockholders also ratified the selection of Ernst & Young LLP as the Company's independent auditors for the current fiscal year. The results of the voting were as follows:
For:       13,180,867
Against:       16,345
Abstain:        8,110


ITEM 6.	Exhibits and Reports on Form 8-K

A.	Reports on Form 8-K:

None.

B.	Exhibits:

3.1	Restated Certificate of Incorporation of the Company, as
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

10.15 Extension to Consulting Agreement, dated as of April 28, 2001, between the Company and Jewelcor Management, Inc.

10.16 Employment Agreement dated as of October 16, 1995 between the
      Company and Joel H. Reichman (included as Exhibit 10.1 to the
      Company's Current Report on Form 8-K dated December 6, 1995,
      and incorporated herein by reference).                                 *

10.17 Employment Agreement dated as of October 16, 1995 between the
      Company and Scott N. Semel (included as Exhibit 10.2 to the
      Company's Current Report on Form 8-K dated December 6, 1995,
      and incorporated herein by reference).                                 *

10.18 Employment Agreement dated as of May 9, 1997 between the
      Company and Carolyn R. Faulkner (included as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q dated June 17,
      1997, and incorporated herein by reference.                            *

10.19 Employment Agreement dated as of March 31, 2000 between the
      Company and David A. Levin (included as Exhibit 10.27 to the
      Company's Form 10-K dated April 28, 2000, and incorporated
      herein by reference).                                                  *

10.20 Amendment to Employment Agreement dated as of March 31, 2000 between the Company and David A. Levin. (included as Exhibit 10.19 to the Company's Form 10-Q dated June 19,2001, and incorporated
      herein by reference).                                                   *

10.21 Secured Promissory Note dated as of June 26, 2000 between the
      Company and David A. Levin (included as Exhibit 10.29 to the
      Company's Form 10-Q dated September 12, 2000, and incorporated
      herein by reference).                                                   *

10.22 Pledge and Security Agreement dated June 26, 2000 between the
      Company and David A. Levin (included as Exhibit 10.29 to the Company's Form 10-Q dated September 12, 2000, and incorporated herein by
      reference).                                                             *

10.23 Employment Agreement dated as of August 14, 2000 between the
      Company and Dennis R. Hernreich (included as Exhibit 10.30 to the Company's Form 10-Q dated September 12, 2000, and incorporated
      herein by reference).                                                   *

10.24 Amendment to Employment Agreement dated as of August 14, 2000 between the Company and Dennis R. Hernreich(included as Exhibit 10.23 to the Company's Form 10-Q dated June 19,2001, and incorporated herein
      by reference).                                                          *

10.25 Severance Agreement dated as of January 12, 2000 between the
      Company and Joel H. Reichman (included as Exhibit 10.23 to the
      Company's Form 10-K dated April 28, 2000, and incorporated
      herein by reference).                                                   *

10.26 Severance Agreement dated as of January 20, 2000 between the
      Company and Scott N. Semel (included as Exhibit 10.23 to the
      Company's Form 10-K dated April 28, 2000, and incorporated
      herein by reference).                                                   *

10.27 Severance Agreement dated as of January 15, 2000 between the
      Company and Carolyn R. Faulkner (included as Exhibit 10.23 to the Company's Form 10-K dated April 28, 2000, and incorporated
      herein by reference).                                                   *

10.28 Indemnification Agreement between the Company and Joel H.
      Reichman, dated December 10, 1998 (included as Exhibit 10.34 to the Company's Annual Report on Form 10-K dated April 30,
      1999 and incorporated herein by reference).                             *

10.29 Indemnification Agreement between the Company and Scott N.
      Semel, dated December 10, 1998 (included as Exhibit 10.35 to the Company's Annual Report on Form 10-K dated April 30, 1999
      and incorporated herein by reference).                                  *

10.30 Indemnification Agreement between the Company and Carolyn R.
      Faulkner, dated December 10, 1998 (included as Exhibit 10.36 to the Company's Annual Report on Form 10-K dated April 30,
      1999 and incorporated herein by reference).                             *

18.1 Letter of Preferability from Ernst & Young dated June 13, 2001 (included as Exhibit 18.1 to the Company's Form 10-Q dated June 19,2001 and
     incorporated herein by reference).                                       *



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



                                 DESIGNS, INC.


September 18, 2001               By: /S/ DENNIS R. HERNREICH
                                     Dennis R. Hernreich, Senior Vice President,
                                     Chief Financial Officer, Treasurer and
                                     Secretary