Form 10-Q
period 2001-11-03
DESIGNS INC
filed 2001-12-14
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


Quarter Ended November 3, 2001           Commission File Number   0-15898


                                 DESIGNS, INC.
                        (Exact name of registrant as
                           specified in its charter)



         Delaware                                          04-2623104
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

   66 B Street, Needham, MA                                  02494
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

Yes 	X	   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class						Outstanding as of December 13, 2001
Common							14,503,929












                                  DESIGNS, INC.
                           CONSOLIDATED BALANCE SHEETS
                         November 3, 2001 and February 3, 2001
                          (In thousands, except share data)

                                                    November 3,  February 3,
                                                        2001         2001
ASSETS                                              (unaudited)
                                                     ----------   ----------
Current assets:
 Cash and cash equivalents                           $       -    $       -
 Accounts receivable                                     1,136           18
 Inventories                                            74,526       57,675
 Deferred income taxes                                     765          765
 Prepaid expenses                                        2,980        3,093
                                                     ----------   ----------
 Total current assets                                   79,407       61,551

Property and equipment, net of
  accumulated depreciation and amortization             20,888       18,577

Other assets:
 Deferred income taxes                                  14,300       14,347
 Other assets                                              599          595
                                                     ----------   ----------
 Total assets                                        $ 115,194    $  95,070
                                                     ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $  14,760    $   6,280
 Accrued expenses and other current liabilities         15,300       11,392
 Accrued rent                                            2,873        2,376
 Reserve for severance and store closings                  204          852
 Notes payable                                          32,174       24,345
                                                     ----------   ----------
 Total current liabilities                              65,311       45,245
                                                     ----------   ----------
Stockholders' equity:
 Preferred Stock, $0.01 par value, 1,000,000 shares
  authorized, none issued                                    -            -
 Common Stock, $0.01 par value, 50,000,000 shares
  authorized, 17,532,000 and 17,488,000 shares issued
  at November 3, 2001 and February 3, 2001,
  respectively                                             175          175
 Additional paid-in capital                             55,905       55,697
 Retained earnings                                       2,460        2,577
 Treasury stock at cost, 3,040,000 and 3,035,000 shares
  at November 3, 2001 and February 3, 2001,
  respectively                                          (8,460)      (8,427)
 Loan to executive                                        (197)        (197)
                                                     ----------   ----------
 Total stockholders' equity                             49,883       49,825
                                                     ----------   ----------
Total liabilities and stockholders' equity           $ 115,194     $ 95,070
                                                     ==========   ==========
       The accompanying notes are an integral part of the consolidated financial statements.


                                 DESIGNS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                 ----------------------  ----------------------
                                 November 3, October 28, November 3, October 28,
                                    2001        2000      2001       2000
                                 ----------------------  ----------------------

Sales                            $ 54,301    $ 56,587    $ 141,394   $ 141,659
Cost of goods sold including
 occupancy                         41,657      39,202      106,330     100,200
                                 ----------------------  ----------------------
Gross profit                       12,644      17,385       35,064      41,459

Expenses:
 Selling, general and
  administrative                   10,202      10,663       29,979      30,213
 Depreciation and amortization      1,134       1,364        3,947       3,958
                                 ----------------------  ----------------------
Total expenses                     11,336      12,027       33,926      34,171
                                 ----------------------  ----------------------
Operating profit                    1,308       5,358        1,138       7,288
Interest expense, net                 440         472        1,517       1,317
                                 ----------------------  ----------------------
Income(loss) before income taxes      868       4,886         (379)      5,971
Provision(benefit) for income taxes   330       1,995         (262)      2,469
                                 ----------------------  ----------------------
Net income(loss)                  $   538     $ 2,891       $ (117)    $ 3,502
                                 ======================  ======================


Income (loss) per share- Basic    $  0.04     $  0.18      $ (0.01)    $ 0.22
Income (loss) per share- Diluted  $  0.04     $  0.18      $ (0.01)    $ 0.21
Weighted average number of common
  shares outstanding
             - Basic               14,492      15,935       14,476      16,255
             - Diluted             15,065      16,362       14,476      16,454



        The accompanying notes are an integral part of the consolidated financial statements.










                                 DESIGNS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                            Nine Months Ended
                                                      --------------------------
                                                      November 3,    October 28,
                                                         2001           2000
                                                      -----------    -----------
Cash flows from operating activities:
 Net (loss) income                                    $      (117)   $    3,502
 Adjustments to reconcile net (loss) income
  to net cash (used for) provided by
  operating activities:
   Depreciation and amortization                            3,947         3,958
   Issuance of common stock and options                       189           156
   Loss on sale or disposal of fixed assets                    17            35
 Changes in operating assets and liabilities:
  Accounts receivable                                      (1,118)           37
  Inventories                                             (16,851)       (7,025)
  Prepaid expenses                                            113           (75)
  Other assets                                                (75)           83
  Reserve for severance and store closings                   (648)       (1,977)
  Income taxes                                             (1,866)        2,077
  Accounts payable                                          8,480         1,288
  Accrued expenses and other current liabilities            2,159         3,134
  Accrued rent                                                497            (9)
                                                       -----------   -----------
Net cash (used for) provided by operating activities       (5,273)        5,184
                                                       -----------   -----------
Cash flows from investing activities:
 Additions to property and equipment                       (2,563)       (2,255)
 Proceeds from terminated trust                                 -         2,365
 Proceeds from disposal of property and equipment              21            44
                                                       -----------   -----------
Net cash (used for) provided by investing activities       (2,542)          154
                                                       -----------   -----------
Cash flows from financing activities:
 Net borrowings (repayments) under credit facility          7,829        (3,465)
 Repurchase of common stock                                   (33)       (1,874)
 Issuance of common stock under option program                 19         ( 196)
                                                       -----------   -----------
Net cash provided by (used for )financing activities        7,815        (5,535)
                                                       -----------   -----------
Net change in cash and cash equivalents                         -             -
Cash and cash equivalents:
 Beginning of the year                                          -             -
                                                       -----------   -----------
 End of the period                                     $        -    $        -
                                                       ===========   ===========

         The accompanying notes are an integral part of the consolidated financial statements.




                                 DESIGNS, INC.
                   Notes to Consolidated Financial Statements

1. Basis of Presentation

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company's audited consolidated financial statements for the year ended February 3, 2001 (included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission). The information set forth in these statements may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company's results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's business historically has been seasonal in nature and the results of the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

3. Boston Trading Ltd., Inc. Litigation

During the first quarter of fiscal 2002, the Company entered into a settlement agreement with Atlantic Harbor, Inc. whereby Atlantic Harbor, Inc. agreed to accept from the Company a cash payment of $450,000 in settlement of all obligations outstanding under the $1 million promissory note delivered by the Company in May 1995 in partial payment for certain assets. In exchange, the Company agreed to transfer and assign all trademarks and license agreements acquired as part of the related asset purchase agreement to a new entity in which the Company would have a 15% equity interest, with Atlantic Harbor, Inc. and its affiliates retaining the remaining equity interest. In addition, the Company would also be entitled to receive up to an additional $150,000 from existing license royalties over the next four years.

At February 3, 2001, the Company recorded a gain on settlement of this dispute in the amount of $550,000, which was included in "Provision for impairment of assets, store closing and severance" on the Consolidated Statements of Operations for the fourth quarter of fiscal 2001.

4.	Credit Facility

On December 7, 2000, the Company amended and restated its credit facility with Fleet Retail Finance Inc. (the "Amended Credit Agreement"). The Amended Credit Agreement, among other things, provided for an extension of the credit facility to November 30, 2003, reduced the borrowing costs and tied future interest costs to excess borrowing availability, eliminated all existing financial performance covenants and adopted a minimum availability covenant, increased the amount that can potentially be borrowed by increasing the advance rate formula to 68% from 60% of the Company's eligible inventory, provided the Company the ability to enter into further stock buyback programs and reduced the total commitment from $50 million to $45 million. Under the Amended Credit Agreement, the Company is also able to issue documentary and standby letters of credit up to $10 million. The Company's obligations under the Amended Credit Agreement continue to be secured by a lien on all of its assets. The Company is subject to a prepayment penalty for the first two years of the extended facility. The Amended Credit Agreement continues to include certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company.

At November 3, 2001, the Company had borrowings of approximately $32.2 million outstanding under this credit facility and had three outstanding standby letters of credit totaling approximately $2.3 million. Average borrowings outstanding under this facility during the first nine months of fiscal
2002 were approximately $29.3 million. The Company had average unused excess availability under this facility of approximately $8.5 million during the first nine months of fiscal 2002, and unused availability of $6.3 million at November 3, 2001. The Company was in compliance with all debt covenants under the Amended Credit Agreement at November 3, 2001.

5. Earnings Per Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires the computation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share is determined by giving effect to the exercise of stock options using the treasury stock method. The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share.

                                                        For the
                                         three months ended   nine months ended
(In thousands)                            11/3/01  10/28/00   11/3/01  10/28/00
-------------------------------------------------------------------------------
Basic weighted average common
 shares outstanding                       14,492    15,935     14,476    16,255

Stock options, excluding the effect
 of anti-dilutive options for 600
 shares for the nine months ended
 November 3, 2001                            573       427         --       199

Diluted weighted average shares          ------     ------     ------    ------
 outstanding                              15,065    16,362     14,476    16,454

Options to purchase 458,400 shares of the Company's common stock for the three and nine months ended November 3, 2001 and options to purchase 173,600 and 238,350 shares, respectively, of the Company's common stock for the three and nine months ended October 28, 2000,were excluded from the computations of diluted earnings per share, in each case because the exercise price of such options was greater than the average market price per share of Common Stock for the periods reported..

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

Also on May 25, 2001, the Board of Directors granted to Seymour Holtzman, in connection with his becoming an employee of the Company, an option to purchase an aggregate of 300,000 shares of the Company's common stock at an exercise price of $3.88 per share, equal to the closing price of the common stock on that date. The option will vest at a rate of 100,000 shares annually over three years and expires 10 years from the date of grant.

7. Taxes

IRS SETTLEMENT
During the first quarter of fiscal year 1999, the Internal Revenue Service ("IRS") completed an examination of the Company's federal income tax returns for fiscal years 1992 through 1996. Taxes on the adjustments proposed by the IRS, excluding interest, amounted to approximately $4.9 million. The IRS challenged the fiscal tax years in which various income and expense deductions were recognized, resulting in potential timing differences of previously paid federal income taxes. The Company appealed these proposed adjustments through the IRS appeals process.

On August 25, 2001, the Company and the IRS reached a final settlement on the audit of the Company's federal income tax returns for fiscal years 1992 through 1996. In accordance with this settlement, the Company paid to the IRS a total of $1.5 million, including interest. The settlement of $1.5 million had no material impact on the Company's results of operations for the three and nine months ended November 3, 2001 due to adequate provisions previously established by the Company.








Part I. Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations


RESULTS OF OPERATIONS

Sales

Sales for the third quarter of fiscal 2002, which ended November 3, 2001, were $54.3 million as compared to sales of $56.6 million in the third quarter of fiscal 2001, ended October 28, 2000. Sales for the first nine months of fiscal 2002, ended November 3, 2001, were $141.4 million as compared with $141.7 million for the first nine months of fiscal 2001, ended October 28, 2000.

Sales for the thirteen weeks ended November 3, 2001 decreased 0.7% as compared to $54.7 million for the corresponding thirteen weeks in the prior year which ended November 4, 2000. The Company's sales were significantly impacted during the third quarter by the tragic events of September 11, 2001 and by the general economic trends affecting the retail industry as a whole. During the third quarter prior to September 11, 2001, the Company's comparable store sales percentage was trending at a 5.5% increase over the prior year but comparable store sales for the full third quarter ended at a decrease of 4.4 percent. The Company's tourist store locations, which are primarily located in the Florida market, were more affected than the balance of the chain by these events.

Sales for the first nine months of fiscal year 2002 decreased 0.9% as compared to $142.7 million for the corresponding thirty-nine weeks in the prior year which ended November 4, 2000. For the nine months ended November 3, 2001, comparable store sales decreased 6.1% from the prior year.

Comparable stores are retail locations that have been open at least 13 months. Of the 105 stores that the Company operated at November 3, 2001, 97 were comparable stores.

Gross Profit Margin

Gross profit margin, inclusive of occupancy costs, was 23.3% for the third quarter of fiscal 2002 as compared to 30.7% in the third quarter of the prior year. Merchandise margins for the third quarter of fiscal 2002 decreased
5.8 percentage points as compared to the third quarter of the prior year. In response to the general weakness in the retail market, the Company took on an aggressive promotional posture during the third quarter which negatively impacted merchandise margins.

The Company anticipates that it will experience a similar merchandise margin rate during the remainder of fiscal 2002.

For the nine months ended November 3, 2001, gross profit margin, inclusive of occupancy costs, was 24.8% as compared to 29.3% in the corresponding nine months of the prior year. Merchandise margins decreased 3.6 percentage points for the nine month period ended November 3, 2001 as compared to the first nine months of the prior year.

Overall, the decrease, year to date, in merchandise margins in fiscal 2002 as compared to the prior year continues to be principally due to the following factors:

1. decreasing initial margins resulting from an increase in lower merchandise margin product mix;
2. higher promotional markdowns as compared to the prior year; and
3. the fact that prior year margins benefited from significant price reductions funded from reserves previously established.

The Company's significant improvement in reducing inventory losses has partially offset these other factors. For the nine months ended November 3, 2001, the Company's shrinkage control programs have resulted in over a 30% improvement in its shrink rate.

Selling, General and Administrative Expenses

Set forth below is certain information concerning the Company's selling, general and administrative expenses for the three and nine months ended November 3, 2001 and October 28, 2000, respectively.


(In thousands, except                  November 3, 2001     October 28, 2000
  percentage data)                      $   % of sales    $    % of sales
--------------------------------------------------------------------------
For the three months ended:
 Store payroll                         $ 5,227    9.6%   $ 5,381     9.5%
 Other SG&A                            $ 4,975    9.2%   $ 5,282     9.3%

For the nine months ended:
 Store payroll                         $15,682   11.1%   $15,354    10.8%
 Other SG&A                            $14,297   10.1%   $14,859    10.5%

Store payroll expense includes the cost of warehouse labor. Since the warehouse distribution center did not open until the beginning of the third quarter of fiscal 2001, warehouse labor for the nine months ended November 3, 2001 was greater by 0.2 percent of sales as compared to the prior year.

The decrease in other selling, general and administrative expenses, excluding store payroll, for the three and nine months ended November 3, 2001 as compared with the three and nine months of the prior year is the result of the Company's continued focus on cost reduction efforts.

Depreciation and Amortization

Set forth below are depreciation and amortization expenses for the Company for the three and nine months ended November 3, 2001 and October 28, 2000, respectively.

                                                          Percentage
(In thousands, except        November 3,   October 28,    Change at
  percentage data)              2001          2000        November 3, 2001
-----------------------------------------------------------------------
For the three months ended      $1,134     $1,364         (16.9)%
For the nine months ended       $3,947     $3,958          (0.3)%

The decrease in depreciation and amortization expense for the three and nine months ended November 3, 2001 compared to the same periods in the prior year is due to several assets becoming fully depreciated and an increase in the average life of new assets when compared to maturing assets. This decrease was partially offset by added depreciation related to the opening of new stores and the remodeling of existing stores in fiscal 2002 and 2001, in addition to the opening of the Company's new distribution center in the third quarter of fiscal 2001.


Interest Expense, Net

Net interest expense was $440,000 and $472,000 for the three months ended November 3, 2001 and October 28, 2000, respectively. Net interest expense was $1.5 million and $1.3 million for the nine months ended November 3, 2001 and October 28, 2000, respectively. These increases were attributable to higher average borrowing levels under the Company's revolving credit facility for the three and nine months ended November 3, 2001 as compared to the same periods in the prior year. These increases were offset slightly by improved borrowing rates as compared to the prior periods.

Net Income (Loss)

Set forth below are the net income(loss) and income(loss) per share, presented on a diluted basis, for the Company for the three and nine months ended November 3, 2001 and October 28, 2000, respectively.

(In thousands, except              November 3, 2001        October 28, 2000
  per share data)                 $     per share        $       per share
---------------------------------------------------------------------------
For the three months ended        $   538    $ 0.04      $ 2,891    $ 0.18
For the nine months ended         $  (117)   $(0.01)     $ 3,502    $ 0.21


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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash needs are for working capital, essentially inventory requirements, and capital expenditures. In that the Company's retail stores are primarily in the outlet channel of distribution, opportunistically acquiring close-out merchandise is an integral part of Designs business. In addition, the Company's capital expenditure program has included projects for new store openings, remodeling existing stores, and improvements in its systems infrastructure. In that the Company has substantially completed its projects for systems infrastructure and existing store improvements, on a go forward basis, much of the Company's capital requirements will be used for expansion of other branded retail stores. Strategically, the Company believes it has substantial growth opportunity in the expansion of its core competency of operating recognizable branded retail stores in cooperation with various other manufacturers with strong brands similar in stature to Levi Strauss & Co.

During the first nine months of fiscal 2002, cash used for operations was $5.3 million as compared to cash provided by operations of $5.2 million for the first nine months of the prior year. Cash from operations as compared to the prior year decreased $10.7 million due primarily to a decrease in earnings of $3.6 million, increases in inventory levels as a result of opportunistic purchases and settlement with the Internal Revenue Service during the third quarter of fiscal 2002 for $1.5 million.

At November 3, 2001, total inventory equaled $74.5 million, compared to $57.7 million at February 3, 2001. This increase in inventory is in part seasonal and reflects the receipt of merchandise in preparation for the holiday selling seasons, as well as an increase in the number of store locations and certain opportunistic purchases of inventory. The Company stocks its stores with Levi's(R) and Dockers(R) manufacturing overruns, merchandise specifically manufactured for the outlet stores and discontinued lines and irregulars all purchased primarily from Levi Strauss & Co. By their nature, manufacturing overruns, and discontinued or irregular merchandise, including the most popular Levi Strauss & Co. styles of merchandise, and the breadth of the mix of this merchandise, are subject to limited availability. The Company continues to evaluate additional opportunities to purchase quantities of Levi's(R), Dockers(R) and Slates(R) brand products.

Total cash outlays for capital expenditures, net of landlord allowances, for the first nine months of fiscal 2002 were $2.6 million compared to $2.3 million during the first nine months of fiscal 2001. During the first nine months of fiscal 2002, the Company opened five new Levi's(R)/Dockers(R) stores, one of which is located in Puerto Rico, and two new Dockers(R) stores, both of which were in real estate locations where there were existing Levi's(R) only stores. The Company also remodeled seven of its older stores and combined three additional pairs of its stand-alone Dockers(R) and Levi's(R) outlet stores that were adjacent to each other into three combined Levi's(R)/Dockers(R) stores. By combining the individual stores into one store, the Company was able to reduce total square footage, reduce labor costs and provide a cross-over environment for the brands.

On October 23, 2001, the Company announced that it had reached an agreement in principle with Candies, Inc., a leading designer and marketer of young women's footwear, apparel and accessories, under which the Company will open and operate, under a license agreement, Candies branded retail stores in outlet malls throughout the United States. This license agreement is the Company's first step towards its strategy of seeking to diversify into operating branded retail stores in cooperation with various other manufacturers. Although the Candies license agreement will not benefit the Company's performance this year, the Company believes that this direction provides the Company with significant future growth potential. Since the Company's announcement, several other interested manufacturers that do not currently have an outlet presence have contacted the Company. The Company's requirements for capital expenditures are expected to be primarily associated with the expansion of retail stores pursuant to the Candies' license agreement and other arrangements which may be formed with other manufacturers.

During the first nine months of fiscal 2002, a portion of the Company's cash needs came from borrowings under its bank credit facility. At November 3, 2001, the Company had borrowings of approximately $32.2 million outstanding under this credit facility and had three outstanding standby letters of credit totaling approximately $2.3 million.

The Company's working capital at November 3, 2001 was approximately $14.1 million, compared to $16.3 million at February 3, 2001. This decrease in working capital was primarily attributable to capital expenditures incurred for new and remodeled stores.

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

	The Company utilizes cash from operations and short-term borrowings to fund its working capital needs. Borrowings under the Company's bank credit agreement, which expires in November 2003, bear interest at variable rates based on FleetBoston, N.A.'s prime rate or the London Interbank Offering
Rate ("LIBOR").  These interest rates at November 3, 2001 were 5.50% for prime
and of 4.220% to 5.520% on varying LIBOR contracts.   Based upon sensitivity
analysis as of November 3, 2001, a 10% increase in interest rates would result in a potential cost to the Company of approximately $160,000 on an annualized basis. In addition, the Company has available letters of credit as sources of financing for its working capital requirements.

Part II.	Other Information

ITEM 1.	Legal Proceedings

The Company is a party to litigation and claims arising in the ordinary course of its business. Management does not expect the results of these actions to have a material adverse effect on the Company's business or financial condition.

In May 1995, the Company purchased from Boston Trading Ltd., Inc. (d/b/a Atlantic Harbor, Inc.) certain assets including various trademarks and license agreements. The terms of the Asset Purchase Agreement, which was dated April 25, 1995 (the "Purchase Agreement"), included the Company delivering a $1 million promissory note (the "Purchase Note") for the balance of the purchase price. The principal amount of the Purchase Note was stated to be payable in two equal annual installments through May 1997. In the first quarter of fiscal 1997, the Company asserted certain indemnification rights under the Purchase Agreement. In accordance with the terms of the Purchase Agreement, the Company, when exercising its indemnification rights, had the right, among other courses of action, to offset against the payment of principal and interest due and payable under the Purchase Note. Accordingly, the Company did not make the two $500,000 principal payments on the Purchase Note that were due on May 2, 1996 and May 2, 1997. The Company paid all interest on the original principal amount through May 2, 1996 and continued to pay interest thereafter through January 31, 1998 on $500,000 of principal. In January 1998, Atlantic Harbor, Inc. filed a lawsuit against the Company for failing to pay the outstanding principal amount of the Purchase Note. In March 1998, the Company filed a counterclaim against Atlantic Harbor, Inc. alleging that the Company suffered damages in excess of $1 million because of the breach of certain representations and warranties made by Atlantic Harbor, Inc. and its stockholders concerning the existence and condition of certain foreign trademark registrations and license agreements.

During the first quarter of fiscal 2002, the Company entered into a settlement agreement with Atlantic Harbor, Inc. whereby Atlantic Harbor, Inc. agreed to accept from the Company a cash payment of $450,000 in settlement of all obligations under the Purchase Note. In exchange, the Company agreed to transfer and assign all trademarks and license agreements acquired as part of the Purchase Agreement to a new entity in which the Company would have a 15% equity interest, with Atlantic Harbor, Inc. and its affiliates retaining the remaining interest. The Company would also be entitled to receive up to an additional $150,000 from existing license royalties over the next four years. At February 3, 2001, the Company recorded a gain related to the settlement of this matter in the amount of $550,000, which was included in "Provision for impairment of assets, store closings and severance" on the Consolidated Statements of Operations for fiscal 2001.

On August 25, 2001, the Company and the Internal Revenue Service ("IRS") reached a final settlement on the audit of the Company's federal income tax returns for fiscal years 1992 through 1996. In accordance with this settlement, the Company paid the IRS a total of $1.5 million, including interest. The settlement of $1.5 million had no material impact on the Company's earnings for the three and nine months ended November 3, 2001 due to adequate provisions previously established by the Company.

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

10.1  1992 Stock Incentive Plan, as amended (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated September 18,
      2001 and incorporated herein by reference).                            *

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

10.15 Extension to Consulting Agreement, dated as of April 28, 2001, between the Company and Jewelcor Management, Inc. (included as
      Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q dated
      September 18, 2001 and incorporated herein by reference).              *

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

10.18 Employment Agreement dated as of May 9, 1997 between the
      Company and Carolyn R. Faulkner (included as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q dated June 17,
      1997, and incorporated herein by reference)                            *

10.19 Employment Agreement dated as of March 31, 2000 between the
      Company and David A. Levin (included as Exhibit 10.27 to the
      Company's Form 10-K dated April 28, 2000, and incorporated
      herein by reference).                                                  *

10.20 Amendment to Employment Agreement dated as of March 31, 2000 between the Company and David A. Levin. (included as Exhibit 10.19 to the Company's Form 10-Q dated June 19, 2001, and incorporated
      herein by reference).                                                   *

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

10.25 Employment Agreement dated as of October 22, 2001 between the Company and Ronald N. Batts.

10.26 Severance Agreement dated as of January 12, 2000 between the
      Company and Joel H. Reichman (included as Exhibit 10.23 to the
      Company's Form 10-K dated April 28, 2000, and incorporated
      herein by reference).                                                   *

10.27 Severance Agreement dated as of January 20, 2000 between the
      Company and Scott N. Semel (included as Exhibit 10.23 to the
      Company's Form 10-K dated April 28, 2000, and incorporated
      herein by reference).                                                   *

10.28 Severance Agreement dated as of January 15, 2000 between the
      Company and Carolyn R. Faulkner (included as Exhibit 10.23 to the Company's Form 10-K dated April 28, 2000, and incorporated
      herein by reference).                                                   *

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



                                 DESIGNS, INC.


December 14, 2001               By: /S/ DENNIS R. HERNREICH
                                     Dennis R. Hernreich, Senior Vice President,
                                     Chief Financial Officer, Treasurer and
                                     Secretary