Form 10-K
period 2002-02-02
DESIGNS INC
filed 2002-05-01
CIK 813298

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended                     Commission File Number 0-15898
February 2, 2002 (Fiscal 2002)

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

                                -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the last sales price of such stock on April 8, 2002, was approximately $44.4 million.

The registrant had 14,567,886 shares of Common Stock, $0.01 par value, outstanding as of April 8, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE.
================================================================================

                                  DESIGNS, INC.
                     --------------------------------------

                       Index to Annual Report on Form 10-K
                           Year Ended February 2, 2002


PART I                                                                  Page

Item 1.     Business .................................................    3

Item 2.     Properties ...............................................   11

Item 3.     Legal Proceedings ........................................   12

Item 4.     Submission of Matters to a Vote of Security Holders ......   12

PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters ......................................   13

Item 6.     Selected Financial Data ..................................   14

Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations ............   15

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk   23

Item 8.     Financial Statements and Supplementary Data ..............   24

Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure ...................   46

PART III

Item 10.    Directors and Executive Officers of the Registrant .......   47

Item 11.    Executive Compensation ...................................   50

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management ...........................................   60

Item 13.    Certain Relationships and Related Transactions ...........   63

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K ......................................   64

                                     PART I.

Item 1. Business

Summary

Designs, Inc. (together with its subsidiaries, the "Company") is a retailer specializing in selling quality branded apparel and accessories in outlet malls throughout the eastern part of the United States and Puerto Rico. For over 25 years, through a license agreement with Levi Strauss & Co., the Company has owned and operated retail outlet stores selling exclusively Levi's(R) branded merchandise. The Company is expanding upon its core competency of operating branded retail stores in factory outlet malls for branded manufacturers.

In January 2002, the Company entered into a license agreement with Candie's, Inc. ("Candie's"), a publicly owned company and a leading designer and marketer of young women's footwear, apparel and accessories. Under this license agreement, the Company plans, over the next five years, to open and operate 75 Candies(R) branded retail stores in outlet malls and value centers throughout the United States. The Company plans to open 11 Candies(R) branded stores in outlet malls during the fiscal year ending February 1, 2003 ("fiscal 2003").

Subsequent to the fiscal year ended February 2, 2002 ("fiscal 2002"), the Company announced that it had entered into a joint venture with EcKo Complex, LLC ("EcKo"), a privately held company and leading design-driven lifestyle brand targeting young men and women. EcKo has worldwide annual sales exceeding $200 million. Under this joint venture agreement, the Company will exclusively open and operate 75 EcKo(R) branded outlet stores throughout the United States over a six-year period. The basic terms of the joint venture agreement, which is the Company's preferred business structure with branded manufacturers, provides for sharing the operating profits where the Company will hold a 50.5% interest in the venture with the remaining 49.5% interest being held by EcKo. The agreement requires EcKo to contribute the inventory requirements for the retail stores and provide the branded trademarks and branded knowledge, and requires the Company to contribute its retail operational expertise and operating expenses for the retail stores. The Company plans to open 5 EcKo(R) branded outlet stores during fiscal 2003.

The Company is continuing discussions with several other manufacturers as it strives to become a premier operator of branded retail outlet stores. The Company believes that manufacturers will find the Company as their logical solution for an outlet channel of distribution for their branded merchandise.

Store Expansion

The Company's plan for fiscal 2003 is to open a total of 15 to 20 new outlet stores, 16 of which are scheduled to open in time for the important back-to-school selling season. The Company expects to open eleven new Candie's(R) junior footwear and apparel outlet stores by mid-year. Four of these stores will be built utilizing space from the Company's existing Levi's(R)/Dockers(R) stores which are located in outlet centers in New York, New England and Puerto Rico. Several of the Company's existing higher volume Levi's(R)/Dockers(R) outlet stores currently average 13,000 to 15,000 square feet which is more than the Company's ideal prototype store size of 9,000 square feet. By utilizing this excess space for the new Candie's(R) outlet stores, the Company can leverage expenses while increasing profitability. The remaining seven Candie's(R) outlet stores to be open will include five in California, one in Las Vegas, Nevada and one in Miami, Florida.

The Company plans to open its first EcKo(R) outlet stores by the back-to-school season, of which two stores will be built utilizing space in existing Levi's(R)/Dockers(R) stores. Other new store locations may be planned for other branded manufacturers with which the Company is having discussions regarding potential joint venture arrangements, similar to the arrangement with EcKo.

Capital expenditures for fiscal 2003 are expected to be approximately $4.0 million, of which $2.5 million relates to the expansion plan discussed above. This amount is net of committed landlord allowances that the Company expects to receive.

The Company continually evaluates the performance of its stores and may, from time to time, decide to close or reduce the size of or remodel certain store locations.

History

The Company, which started in 1977 and subsequently went public in 1987, operated exclusively Levi Strauss & Co. branded outlet and full retail priced mall-based stores until fiscal 1996. In fiscal 1996, the Company embarked on a private label diversification strategy, acquiring the Boston Traders(R) brand and 33 existing Boston Traders(R) outlet stores. By fiscal 1997 the Company had abandoned its private label strategy and had begun to liquidate its private label merchandise and the Boston Traders(R) stores. The Company incurred approximately $85 million in operating losses during the fiscal years 1998, 1999 and 2000 as a result of this failed private label diversification strategy.

In October 1999, the stockholders of the Company elected a new board of directors and then in April 2000 appointed a new Chairman of the Board in addition to a new Chief Executive Officer and President of the Company. The following September 2000 a new Chief Financial Officer was also hired. Under new management, the Company significantly reduced its selling, general and administrative expenses, reduced its inventory shrink rates from almost 4% to just over 2%, invested substantial amounts of capital in its inventory management systems, remodeled the Company's most profitable stores and renewed the Company's strategy of marketing and selling branded merchandise in the outlet mall arena, thereby expanding its retail presence. The Company has had significant improvement in EBITDA (earnings before interest, taxes, depreciation and amortization) since this management change.

Store Formats

In fiscal 2002, the Company owned stores operating under the names, "Levi's(R) Outlet by Designs," "Dockers(R) Outlet by Designs," "Levi's(R)/Dockers(R) Outlet by Designs." In January 2002, in conjunction with the Company entering into a license agreement with Candie's, the Company also acquired an existing Candie's(R) Outlet store located in Wrentham, Massachusetts.

During fiscal 2002, the Company continued to update its existing chain of stores to its updated store proto-type, the Levi's(R)/Dockers(R) Outlet by Designs store. The Company's preferred proto-type, which is generally 9,000 square feet, is a combined Dockers(R) Outlet store and Levi's(R) Outlet store that separately displays each brand in its own unique environment. This differs from the Company's older Levi's(R) Outlet store format, which averages 10,000 to 12,000 square feet and has no prominent marketing of the individual Levi's(R), Dockers(R) and Slates(R) brands. By updating the store fixtures and enhancing visual merchandising, the strong identity of each brand is maximized for the customer. The total average square footage of the chain has decreased to approximately 9,800 as the Company continues to open new stores and remodel its existing stores to the smaller, more profitable proto-type.

At February 2, 2002, the Company operated 102 stores of which 48 are in the combined Levi's(R)/Dockers(R) Outlet by Designs format. The Company also operated 11 Dockers(R) Outlet stores, which sell exclusively Dockers(R) and Slates(R) brand products, and 13 Levi's(R) Outlet stores, which sell exclusively Levi's(R) brand products. At year end, the Company also owned one Candie's(R) Outlet store. The remaining 29 stores are the older Levi's(R) Outlet stores that carry a combination of Levi's(R), Dockers(R) and Slates(R) apparel. The Company plans to continue to update its store base, where feasible, by remodeling its remaining older stores to the combined format, relocating or closing stores and combining the individual Dockers(R) and Levi's(R) outlet stores. Several of the Company's smaller Dockers(R) and Levi's(R) only stores are located in the same outlet center and are adjacent to each other. Through fiscal 2002, the Company had combined six pairs of its standalone Dockers(R) and Levi's(R) outlet stores that were located in the same mall into combined Levi's(R)/Dockers(R) Outlet stores.

Customer Base

The Company's Levi's(R) and Dockers(R) Outlet stores continue to attract the loyal Levi's(R), Dockers(R) and Slates(R) brand customers as well as foreign travelers looking for these well-known brands. The product selection offered in these stores is designed to satisfy the casual apparel needs of customers in all groups and income brackets.

The Candie's(R) brand, consisting of fashion and casual footwear, is designed primarily to attract women and girls aged 6 to 35. The brand is synonymous with young, fun and fashionable footwear marketed by innovative advertising and celebrity spokespersons. The Company believes that Candie's has developed its merchandise into a strong footwear brand appealing to women and girls in this generation "Y" demographic.

The Company believes that its EcKo(R) Unltd. outlet stores will represent an opportunity in the outlet marketplace for the underdeveloped young men's and junior market. EcKo(R) is considered one of the few truly cross-over youth brands appealing to both the urban and suburban youth with a core customer between the ages of 14 to 24 years of age.

Merchandising

The merchandising department is composed of buyers, merchandise buyers and merchandise allocators, all playing a key role in deciding the appropriate merchandise assortments to purchase in the stores, the appropriate timing and quantities for the stores, with adequate replenishment quantities for the stores in the warehouse, and in determining the appropriate quantities for each store after considering regional, demographic data, and historical patterns of each and every store. The Company has separate merchants for each of the brands that the Company sells. The Company believes that this is important as each brand has different merchandise characteristics and requires separate merchandise plans, distribution and allocation methodologies to maximize the respective brand's performance in the stores.

Levi's(R)/Dockers(R)/Slates(R) brands

The Company offers an exclusive selection of Levi Strauss & Co. brands of merchandise which include Levi's(R), Dockers(R) and Slates(R) brands. The Levi Strauss & Co. brands target customers in all age groups and income levels. The Levi's(R) brand includes various men's, women's and kids' jeanswear products as well as an assortment of woven and knit tops and accessories. The Dockers(R) brand includes a broad range of casual pants and are complemented by a variety of tops and seasonal pant products in a range of fits, fabrics, colors and styles. The Dockers(R) brand is primarily targeted towards the casual workplace attire customer. The Slates(R) brand collection of pants, shirts, sweaters and outerwear combines contemporary styles with modern fabrics and colors. The Slates(R) brand for both men and women targets the 25- to 34-year old consumers' desire for a younger and more sophisticated casual look.

The Company's merchandise sales performance of its Levi's(R)/Dockers(R)stores is dependent upon the acceptance and growth of the Levi Strauss & Co. brands of merchandise. Since 1996, Levi Strauss & Co. sales have declined 35% from approximately $7.1 billion to $4.3 billion for that company's fiscal year ended November 25, 2001. The Levi Strauss & Co. brands have significant competition across all brands. Private labels which include VF Corporation, marketer of the Lee, Wrangler, and Rustler brands; fashion labels including names such as Polo Ralph Lauren Corporation, Calvin Klein, Nautica Enterprises, Guess?, Inc. and Tommy Hilfiger Corp.; vertically integrated specialty stores such as Gap, Inc., Abercrombie & Fitch, American Eagle Outfitters, Inc., J. Crew and Eddie Bauer, Inc.; lower-volume but high visibility fashion-forward jeanswear brands that appeal to the teenage market, including FUBU, JNCO, Lucky, MUDD and Diesel brands; casual wear manufacturers, including Haggar Corp., Liz Claiborne, Inc., and Savane International Corp.; retailer private labels including J.C. Penney's Arizona brand and Sears' Canyon River Blues and Canyon River Khakis brands; and mass merchandisers, including Wal-Mart Stores, Inc., Target and Kmart. Levi Strauss & Co. has placed great emphasis on its business turnaround strategy through supply chain improvements, product improvements, product innovation, new marketing campaigns and improved retail presentation.

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

Candies(R) brand

Candie's(R) footwear features a variety of styles. The retail price of Candie's(R) footwear generally ranges from $30 - $80 for women's styles and $35
- $50 for girls' styles. Four major and two interim times per year, as part of its Spring and Fall collections, 30 to 50 different styles are designed and marketed. Approximately one-third of Candie's(R) women's styles are "updates" of the their most popular styles from prior periods, which they consider their "core" products. Approximately three-quarters of the girls' styles are versions of the best selling women's styles and the remaining one-quarter are designed specifically for the girls' line.

Designers from Candie's analyze and interpret fashion trends and translate such trends into shoe styles consistent with the Candie's(R) image and price points. Fashion trend information is compiled by the Candie's design team through various methods, including travel to Europe and throughout the world to identify and confirm seasonal trends and shop relevant markets, utilization of outside fashion forecasting services and attendance at trade shows. Each season, subsequent to the final determination of that season's line by the design team and management (including colors, trim, fabrics, constructions and decorations), members of the Candie's design team will travel to their various manufacturers to oversee the production of the initial sample lines.

EcKo(R) brand

The Company's EcKo(R) Unltd. outlet stores will be geared towards the youth market offering men and women a broad selection of merchandise that identifies with everything from hip-hop to extreme sports, and street-wear to fraternity wear. EcKo's core menswear line consists of fleece, twill and denim bottoms, wovens, printed tee shirts, shirts, knits and sweaters.

Distribution

The Company operates two distribution centers, both located in Orlando, Florida, which it uses to regulate the flow of merchandise to its stores. The Company's distribution strategy is (1) to maintain warehouse facilities that regulate the flow of merchandise to the stores in order to facilitate improved store-level inventory management, and (2) to flow through (cross-dock) the higher volume product in order to maintain optimum inventory levels in the stores and maximize sales.

Prior to the Company opening its own distribution centers in fiscal 2001, much of the Company's merchandise was shipped directly to the stores, which resulted in an unbalance of merchandise throughout the chain.

In fiscal 2002, the Company partnered with United Parcel Services ("UPS") to improve upon its distribution methods and reduce shipping costs as a result of not having to use third party trucking companies. By utilizing UPS, the Company is able to track all deliveries from the warehouse to its individual stores and gives the Company the added visibility to the status of in-transit shipments.

Levi Strauss & Co. Trademark License Agreement

The Company operates under a trademark license agreement with Levi Strauss & Co., which was most recently amended in October 1998 (as amended, the "Levi Outlet License Agreement"). This Levi Outlet License Agreement authorizes the Company to use certain Levi Strauss & Co. trademarks in connection with the operation of the Company's Levi's(R) Outlet by Designs and Dockers(R) Outlet by Designs stores in 25 states in the eastern portion of the United States and in Puerto Rico. Subject to certain default provisions, the term of the Levi Outlet License Agreement was extended to September 30, 2004, and the license for any particular store is the period co-terminous with the lease term for such store (including extension options). The Levi Outlet License Agreement provides that the Company has the opportunity to extend the term of the license associated with one or more of the Company's older Levi's(R) Outlet by Designs stores by either renovating the store or replacing the store with a new store that has updated format and fixturing. In order to extend the license associated with each of the Company's then 59 older outlet stores, the Company must, subject to certain grace periods, complete these renovations or the construction of replacement stores by December 31, 2004. Through the end of fiscal 2002, the Company had completed remodels and or relocations on 30 of the 59 older outlet stores. As leases expire, the Company may lose the right to use the Levi's(R) trademark in connection with certain Levi's(R) Outlet by Designs stores and Dockers(R) Outlet by Designs stores. At February 2, 2002, the average remaining lease term (including extension options) of the Company's Levi's(R) Outlet by Designs and Dockers(R) Outlet by Designs stores was approximately 8.3 years.

Candie's Trademark License Agreement

In January 2002, the Company entered into a similar trademark license agreement with Candie's, Inc., which authorizes the Company to use certain Candie's(R) trademarks in connection with the operation of the Company's Candie's(R) Outlet stores. The Candie's license agreement provides the Company with the exclusive right to open and operate Candie's(R) branded stores in outlet malls and value centers throughout the United States and Puerto Rico as long as the Company opens the requisite number of outlet stores per year, and reaches 75 outlet stores in five years. Generally, to maintain the exclusivity in the value centers, the Company must open approximately five stores per year. If the Company does not maintain the store opening schedule required in the license agreement, the Company may lose the right to operate the existing stores within an exclusive radius until the expiration of the term. The license agreement also establishes that product purchased from Candie's will be priced according to a cost-plus formula. Among other terms of the license agreement, the Company could source its own Candie's(R) merchandise product for the retail stores if Candie's or its licensees cannot supply the appropriate merchandise assortments or quantities, as deemed by the Company.

Joint Venture Agreement with EcKo Complex, LLC

Subsequent to fiscal 2002, the Company entered into a joint venture agreement in principle with EcKo Complex, LLC under which the Company, a 50.5% partner, would own and manage retail outlet stores bearing the name EcKo Unltd. and featuring EcKo(R) branded merchandise. EcKo, a 49.5% partner, will contribute to the joint venture the use of its trademark and the merchandise requirements, at cost, by the retail outlet stores. The Company will contribute all real estate and operating requirements of the retail outlet stores, including but not limited to, the real estate leases, payroll needs and advertising. Each partner will share in the operating profits of the joint venture, after each partner has received reimbursement for its cost contributions. Under the terms of the agreement, the Company must maintain a prescribed store opening schedule and open 75 stores over a six-year period in order to maintain the joint venture's exclusivity. At certain times during the term of the agreement, the Company may exercise a put option to sell its share of the retail joint venture, and EcKo has an option to acquire the Company's share of the retail joint venture at a price based on the performance of the retail outlet stores.

Trademarks

"Dockers(R)," "Levi's(R)" and "Slates(R)" are registered trademarks of Levi Strauss & Co. "Candie's(R)" is a registered trademark of Candie's, Inc. "EcKo(R)" is a registered trademark of EcKo Complex, LLC.

Store Operations

The Company currently employs one Senior Vice President of Operations and one Director of Stores. In order to provide management development and guidance to individual store managers, the Company employs 13 district managers. Each district manager is responsible for hiring and developing store managers at the stores assigned to that district manager's area and for the sales and overall profitability of those stores. District managers report directly to the Director of Stores.

The Company's stores utilize interior design and merchandise layout plans designed by the Company's visual merchandising team which are specifically designed to promote customer identification as a specialty outlet store selling quality branded apparel and accessories. The merchandise layout is further customized by store management and the Company's visual merchandising department to suit each particular store location. The stores prominently display Levi's(R), Dockers(R), Slates(R) and Candie's(R) brand logos and utilize distinctive promotional displays. The Company uses Levi Strauss & Co. logos and trademarks on store signs with the permission of Levi Strauss & Co. and similarly uses Candie's Inc. logos and trademarks on store signs in its Candie's(R) Outlet stores.

In fiscal 2001, in conjunction with the Company's initiatives to improve shrink and inventory management, the Company out-sourced its loss prevention department to LP Innovations, Inc., a leader in loss prevention management. By utilizing exception-based reporting software in addition to implementing stronger and more effective loss prevention controls, the Company has been able to reduce shrink from 4% to 2% over an approximate two year period.

Customer Service & Training

"Designs University" was established in fiscal 1996 to offer associate training and development programs throughout the organization. Sales associate expectations are established at all levels of training, beginning with the Sales Associate Development Program. This program introduces the associate to the Company's operational policies, product information and customer service objectives. Through this program, associates are taught that servicing the customer is the highest priority. Management believes that sales associates are trained towards accomplishing the goal of reinforcing the customer's perception of the Company's stores as branded specialty stores and of differentiating its stores from those of the Company's competitors.

All members of store management participate in the Store Management Development Program. Associates learn how to perform critical management functions required to successfully operate a store. The Store Management Development Program focuses on fundamental operational procedures, expense control and personnel management.

Each Levi's(R) Outlet by Designs and Dockers(R) Outlet by Designs store employs approximately 17 associates. The Company expects that each of the new Candie's(R) Outlet stores and EcKo(R) Unltd. Outlet stores will employ approximately 10 associates. Store staffing typically includes a store manager, one or more assistant managers and shift supervisors, and a team of full-time and part-time sales associates. Store manager candidates or assistant manager candidates may also be included on the team in specific stores. The store management team is responsible for all operational matters in the store, including the hiring and training of sales associates.

During fiscal 2003, the Company is standardizing its store managerial functions and staffing requirements among stores, depending upon store size and sales volumes. The Company has established sales productivity goals among stores as well as scheduling sales staff based on the hourly sales volume at each store. As a result, the Company expects to see improvements in fiscal 2003 in its store labor productivity.

Management Information Systems

The Company's management information systems, located at both its corporate headquarters in Needham, Massachusetts and all of its retail stores, consist of a full range of retail merchandising and financial systems which include merchandise planning and reporting, distribution center processing, inventory allocation, in-store systems, sales reporting, and financial processing and reporting. The Company's primary business applications, JDA Merchandising Management Systems and Lawson Financial Systems, operate on an IBM AS/400 platform.

All of the Company's stores have point-of-sale terminals supplied by IBM and supported by point-of-sale business application provided by CRS, that captures daily transaction information by item, color and size (SKU). The Company utilizes barcode technology in tracking sales, inventory and pricing information. Communication between the corporate office and all stores is facilitated on a daily basis through the use of an electronic mail system. The JDA Merchandising Management System is updated daily with all store transactions and provide daily sales, inventory, pricing and merchandise information and management reports in assisting the Company operate its retail business. Its merchandising system applications also facilitate the placement of purchase orders and their tracking, primarily through electronic data interchange (EDI). The Company evaluates this information, together with weekly reports on merchandise statistics, prior to making merchandising decisions regarding reorders of fast-selling items and the allocation of merchandise.

In fiscal 2001, the Company purchased JDA Arthur, a planning and allocation system that should further enhance the Company's inventory management and visibility. The added inventory management applications were installed and implemented during fiscal 2002. In addition, the Company will be enhancing its warehouse management systems either through the further development of its existing system with JDA, or through the purchase of a warehouse management application from a third-party provider. These added applications should greatly enhance the Company's inventory management capabilities.

The Company utilizes a client-server based network with mixed NT and Novell environment running on a local area network to communicate and work-share within its corporate headquarters. The Company also utilizes the services of ADP, an outside payroll processing provider, to prepare, distribute and report its weekly payroll.

Advertising

The Company relies on the visibility and recognition of the Levi's(R), Dockers(R) and Slates(R) and most recently the Candie's(R) brand names, as well as the natural flow of traffic that results from locating stores in areas of high retail activity including destination outlet centers and regional malls. The Levi Outlet License Agreement with Levi Strauss & Co. limits the Company's advertising ability to billboards and specific outlet center promotions.

The Company has a complete visual merchandising program that, through the use of in-store signage, focuses on product knowledge and marketing of the individual Levi's(R), Dockers(R), Slates(R) and Candie's(R) brands and communicates its value to the customers. During fiscal 2002, the Company updated its visual marketing programs by redesigning its communication and education in-store signage for better guidance of the customers through the shopping experience. Also during fiscal 2002, the Company introduced a gift card program to its customers in which gift certificates issued in the form of credit cards are sold to customers for redemption at a later date. Balances and transaction information are stored electronically and communicated to the customers on their purchase receipts.

In fiscal 2003, the Company intends to introduce a customer loyalty program under a similar concept, whereby frequent customers will be rewarded for their loyalty to Designs operated stores.

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

The Company's business involves the sale of branded apparel and accessories sold by or manufactured under license from Levi Strauss & Co. Levi Strauss & Co. is involved in the highly competitive fashion apparel industry. Levi's(R) brand jeans have been impacted by the increased competition from private labels as well as fashion jeans market entrants and by a decrease in national sales trends of Levi's(R) brand products.

Management believes that the Company competes with other apparel retailers by offering superior selection, quality merchandise, knowledgeable in-store service and competitive price points. The Company stresses product training with its sales staff and, with the assistance of merchandise materials from its manufacturers, it can provide its sales personnel with substantial product knowledge training across all product lines.

As it relates to the Company's future Candie's(R) Outlet stores, the footwear industry is extremely competitive in the United States and has substantial competition in each of its product lines from, among other brands, Skechers, Steve Madden and Esprit. In general, competitive factors include quality, price, style, name recognition and service. The presence in the marketplace of various fashion trends and the limited availability of shelf space also can affect competition.

Employees

As of February 2, 2002, the Company employed approximately 1,500 associates, of whom 950 were full-time personnel. The Company hires additional temporary employees during the peak Fall and Holiday seasons.

All qualified full-time employees are entitled, when eligible, to life, medical, disability and dental insurance and to participate in the Company's 401(k) retirement savings plan. Store managers, district managers, and corporate office employees are eligible to receive incentive compensation subject to the achievement of specific performance objectives related to sales, profitability and expense control. District managers and certain corporate office employees are also entitled to use an automobile provided by the Company or to receive an automobile allowance. Sales personnel are compensated on an hourly basis and, generally, receive no commissions, but from time to time are eligible to earn sales incentive payments from individual store sales contests. District managers, store managers and certain corporate office employees have been granted stock options to purchase shares of the Company's common stock, par value $0.01 per share ("Common Stock"). None of the Company's employees are represented by any collective bargaining agreement.

Item 2. Properties

As of February 2, 2002, the Company operated 102 stores operating under the names Levi's(R)/Dockers(R) Outlet by Designs, Levi's(R) Outlet by Designs, Dockers(R) Outlets by Designs and its first Candie's(R) Outlet store. All of these stores are leased by the Company directly from outlet center owners. In the past two years, the Company has decreased the average square footage of the chain to approximately 9,800 as a result of opening new smaller size stores and remodeling some of its existing stores to a smaller, more profitable prototype. The store leases are generally five years in length and contain renewal options extending their terms to between 10 and 15 years. Most of the Company's outlet store leases provide for annual rent based on a percentage of store sales, subject to guaranteed minimum amounts.

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

The lease for the Company's headquarters office, at 66 B Street, Needham Massachusetts, which began in November 1995, is for a period of ten years. The lease provides for the Company to pay all occupancy costs associated with the land and the 80,000 square foot building. Beginning in fiscal 1998, the Company began subleasing excess office space as a result of its downsizing. As of February 2, 2002, the Company had two subtenants that collectively lease approximately 29,800 of the 80,000 square feet. These leases are for five-year terms, expiring in March and July 2003.

On November 13, 2000, the Company announced that it had entered into an option agreement with the landlord of its corporate headquarters. The agreement provided the landlord with the option, if exercised within 15 months from November 2000, which was the date of the agreement, to terminate the Company's lease for its corporate headquarters, which currently will expire on January 31, 2006. If such option, which terminated on February 1, 2002, had been exercised by the landlord, then the Company would have been entitled to receive $8.9 million for vacating the leased property.

In fiscal 2001, the Company opened its own 60,000 square foot distribution center located in Orlando, Florida. The Company has leased the property for five years through August 14, 2005 at which time the Company has the option to extend its lease for an additional five years. The lease also contains certain exit rights, which would allow the Company to terminate the lease on August 14, 2002 with six months prior notice. In fiscal 2002, the Company entered into another lease agreement to lease an additional 16,000 square feet of warehouse space in Orlando, Florida. The lease for the additional space expires March 31, 2005 and also contains certain exit rights, which would allow the Company to terminate the lease on March 31, 2003 with three months prior notice. In fiscal 2002, the Company also ended its usage of a 30,000 square foot third-party distribution center in Mansfield, Massachusetts, which it had used to distribute merchandise until September 2001.

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

In the first quarter of fiscal 2002, the Company entered into a settlement agreement with Atlantic Harbor, Inc. whereby the Company agreed to pay $450,000 to Atlantic Harbor, Inc. as settlement for all obligations outstanding under the Purchase Note. In exchange, the Company agreed to transfer and assign all trademarks and license agreements acquired as part of the Purchase Agreement to a new entity in which the Company would have a 15% equity interest, with Atlantic Harbor, Inc. and its affiliates retaining the remaining interest. The Company would also be entitled to receive up to an additional $150,000 from existing license royalties over the next four years. In the fourth quarter of fiscal 2001, the Company recorded a gain related to the settlement of this matter in the amount of $550,000, which was included in "Provision for impairment of assets, store closings and severance" on the Consolidated Statements of Operations.

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


Fiscal Year Ended
February 2, 2002                         High               Low
-------------------------------------------------------------------
First Quarter                         $  3.0000         $  1.8750
Second Quarter                           5.6000            2.7500
Third Quarter                            4.6300            2.0200
Fourth Quarter                           4.1900            2.3000

Fiscal Year Ended
February 3, 2001                         High               Low
-------------------------------------------------------------------
First Quarter                         $  1.5000         $  1.0938
Second Quarter                           2.1250            1.1875
Third Quarter                            2.5625            1.9375
Fourth Quarter                           2.4688            2.0000

As of April 8, 2002, based upon data provided by independent shareholder communication services and the transfer agent for the Common Stock, there were approximately 285 holders of record of Common Stock.

The Company has not paid and does not anticipate paying cash dividends on its common stock. For a description of financial covenants in the Company's loan agreement that may restrict dividend payments, see Note C of Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data

                                                                        Fiscal Years Ended (1)

                                            February 2,      February 3,     January 29,        January 30,         January 31,
                                               2002              2001           2000                1999               1998
                                           (Fiscal 2002)    (Fiscal 2001)   (Fiscal 2000)      (Fiscal 1999)       (Fiscal 1998)
                                                           (IN THOUSANDS, EXCEPT PER SHARE  AND OPERATING DATA)
INCOME STATEMENT DATA:
Sales                                        $ 195,119         $194,530       $ 192,192           $ 201,634           $ 265,726
Gross profit, net of occupancy costs            47,221           54,985          47,440(4)           42,249(5)           38,358(6)
Provision for impairment of assets, store
 closing and severance                              --              107          14,535(4)           15,729(5)           21,600(6)
EBITDA(2)                                        7,478           12,671          (2,569)            (20,659)            (34,945)

Pre-tax income(loss)                               175            5,488         (10,278)(4)         (29,269)(5)         (46,562)(6)
Net income(loss)                                (7,881)(3)        3,216         (12,493)            (18,541)            (29,063)

Earnings(loss) per share- basic              $   (0.54)        $   0.20       $   (0.78)          $   (1.17)          $   (1.86)
Earnings(loss) per share- diluted            $   (0.54)        $   0.20       $   (0.78)          $   (1.17)          $   (1.86)
------------------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding
   For earnings per share- basic                14,486           16,015          16,088              15,810              15,649

Weighted average shares outstanding
   For earnings per share -diluted              14,486           16,292          16,088              15,810              15,649
------------------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA:
Working capital                              $  13,277         $ 16,306       $  19,624           $  24,078           $  42,104
Inventories                                     57,734           57,675          57,022              57,925              54,972
Property and equipment, net                     20,912           18,577          16,737              17,788              35,307
Total assets                                    90,901           95,070          95,077              99,317             116,399
Shareholders' equity                            42,414           49,825          52,269              63,956              82,380

OPERATING DATA:
Net sales per square foot                    $     195         $    192       $     190           $     187           $     220
Number of stores open at fiscal year end           102              102             103                 113                 125

(1) The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 31. The fiscal year ended February 3, 2001 included 53 weeks.

(2) The Company defines EBITDA as Net Income before Taxes, Interest expense net and Depreciation and amortization.

(3) In the fourth quarter of fiscal 2002, the Company recorded a special non-cash charge of $8.0 million to reduce the carrying value of certain deferred tax assets. Due to the general weakness of the economy during fiscal 2002, which resulted in reduced earnings from fiscal 2001, the full realizability of certain tax assets can not be assured, accordingly the Company established additional reserves against those assets. As the Company's profitability improves, either from improved performance in its Levi's(R)/Dockers(R) stores, or from its roll-out of the Candies(R), EcKo(R), and other brands, the Company may have the ability to reinstate the full value of its deferred tax assets. Conversely, the amount of the deferred tax assets considered realizable could be reduced in the near term if projections of future taxable income during the carryforward period are reduced or if actual results are less than projections..

(4) Pre-tax loss for fiscal 2000 includes the $15.2 million charge taken in the fourth quarter related to inventory markdowns, the abandonment of the Company's Boston Traders(R) trademark, severance, and the closure of the Company's five remaining Designs/BTC(TM) stores and its five Buffalo(R) Jeans Factory stores. Of the $15.2 million charge, $7.8 million, or 4.1% of sales, is reflected in gross margin. The pre-tax loss for fiscal 2000 also includes $717,000 of non-recurring income related to excess reserves from the fiscal 1999 restructuring program.

(5) Pre-tax loss for fiscal 1999 includes the $13.4 million charge taken in the third quarter related to closing 30 unprofitable stores. Also included in the pre-tax loss for fiscal 1999 is the $5.2 million charge related to the closing of one Designs store, three BTC(TM) stores and four Boston Traders(R) outlet stores, all eight of which were closed in fiscal 2000. Of the $5.2 million charge, $800,000, or 0.4% of sales, is reflected in gross margin. In addition, the Company recognized $2.9 million in restructuring income in the fourth quarter which was the result of favorable lease negotiations associated with the original estimated $13.4 million charge.

(6) Pre-tax loss for fiscal 1998 includes the $20 million charge taken in the second quarter related to the Company's strategy shift and the fourth quarter charge of $1.6 million for the Company's reduction in work force. Of the $20 million charge, $13.9 million, or 5.2% of sales, is reflected in gross margin.

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

                                                                           FISCAL YEARS ENDED (1)
                                                ---------------------------------------------------------------------------------
                                                  Feb. 2,          Feb. 3,          Jan. 29,         Jan. 30,         Jan. 31,
                                                    2002             2001             2000             1999             1998
                                               (Fiscal 2002)    (Fiscal 2001)    (Fiscal 2000)    (Fiscal 1999)    (Fiscal 1998)
---------------------------------------------------------------------------------------------------------------------------------
Total Sales (In Thousands)                     $      195,119   $      194,530         $192,192   $      201,634   $      265,726
Number of stores in operation at end of the
fiscal year:
Store Type
Levi's(R) Outlet and Dockers(R)Outlet by
  Designs                                                 101              102              103               95               59
Candies(R) Outlet                                           1
Store Concepts closed:
Designs and BTC(TM)(2)                                     --               --               --                9               22
Buffalo Jeans(R) Factory Outlets(2)                        --               --               --                5               --
Boston Trading Co.(R)(2)                                   --               --               --               --               11
Boston Traders(R) outlets(2)                               --               --               --                4               12
Joint Venture:
  Original Levi's Stores(TM)(2)                            --               --               --               --               11
  Levi's(R) Outlet stores (2)                              --               --               --               --               11
---------------------------------------------------------------------------------------------------------------------------------
Total stores                                              102              102              103              113              126
Comparable stores                                          96               92               87               80              112

Changes in total sales                                      0%               1%              (5%)            (24%)             (8%)
Changes in comparable store sales                          (4%)             (4%)             (1%)            (18%)            (10%)

(1) The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 31. The fiscal year ended February 3, 2001 covered 53 weeks. Comparable store sales for fiscal 2001 were based upon 52-week comparisons.

(2) As part of store closing programs in fiscal 1998, 1999 and 2000, the Company closed all of its non-profitable store concepts.

RESULTS OF OPERATIONS

SALES

Sales for fiscal 2002 were $195.1 million for the 52-week period compared with sales of $194.5 million for the 53-week period of fiscal 2001. On a comparable basis, total sales of $195.1 million for fiscal 2002 increased 1.5% when compared to $192.2 million for the corresponding 52-week period in fiscal 2001. There were 53 weeks in fiscal 2001 and 52 weeks in fiscal 2002 and 2000. Comparable store sales for fiscal 2002 decreased 3.9 %.

Fiscal 2002 was a difficult year for the retail industry due to the general economic conditions and the tragic events of September 11, 2001. In an effort to manage inventory levels and improve its sales trends, the Company significantly increased its levels of promotional activities during the second half of fiscal 2002. The impact of this aggressive promotional posture, although negative to the Company's gross margin, significantly benefited its sales trends in the second half of fiscal 2002.

Sales for fiscal 2001 were $194.5 million, an increase of 1.2% when compared with fiscal 2000 sales of $192.2 million. The increase in sales in fiscal 2001, as compared to fiscal 2000, was due to an additional week of sales of approximately $2 million and sales from new and remodeled stores offset slightly by a comparable store sale decrease of 3.8% from the prior year. The comparable store sales decrease in fiscal 2001 of 4% was due primarily to lower sales in men's Levi's(R) brand jeans and tops resulting from limited availability and reduced demand for Levi's(R) brand products. This sales decrease was partially offset by increased sales of women's Levi's(R) brand jeans and men's and women's Dockers(R) brand apparel.

GROSS MARGIN

Gross margin, which includes occupancy costs, was 24.2% for fiscal 2002 as compared with 28.3% in fiscal 2001. The 4.1 percentage point decrease in margin was primarily the result of the Company's aggressive promotional activity, which resulted in a significantly higher markdown rate as compared to the prior year. The gross margin rate for fiscal 2002 was also negatively impacted by a decrease in initial margins related to increased costs of certain product lines. The Company was able to partially offset these decreases through its improvements in inventory shrink.

The gross margin rate for fiscal 2001 of 28.3% was an improvement of 3.6 percentage points when compared with 24.7% in fiscal 2000. The improved gross margin was primarily due to a substantial markdown reserve recorded in fiscal 2000 of $7.8 million, which was not recurring in fiscal 2001. In addition, through favorable lease negotiations with several existing landlords, the Company has reduced its occupancy costs as a percentage of sales by 0.3 percentage points. These favorable improvements in gross margin were partially offset by a slight deterioration in initial margins due to increasing costs on merchandise purchases. During fiscal 2001, in an effort by the Company to provide full merchandise assortments, the Company's average cost of merchandise purchased increased while retail selling prices remained constant. Merchandise margins in fiscal 2000 included a LIFO benefit of approximately $558,000.

In fiscal 2003, the Company anticipates that its gross margin rate will continue to be negatively impacted by more aggressive promotional programs. The Company expects, by increasing opportunistic purchases of close-out merchandise and special buy merchandise, it will be able to improve its initial margins, which the Company expects will offset this higher markdown rate.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses as a percentage of sales were 20.4% or $39.7 million in fiscal 2002, 21.7% or $42.2 million in fiscal 2001 and 22.6% or $43.4 million in fiscal 2000. The steady decrease in selling, general and administrative expenses as a percentage of sales over the past three years is a result of a series of expense reduction actions undertaken since fiscal 1999 that are still ongoing. Through continued improvements in store labor and other such related costs, the Company anticipated that these expenses will continue to show favorable decreases over the prior years.

IMPAIRMENT OF ASSETS

The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The Company reviews its long-lived assets for events or changes in circumstances that indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the carrying value of such assets over the remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. No such impairment charge was recorded in fiscal 2002.

In fiscal 2001, the Company recorded an impairment charge of $837,000 related to stores whose expected cash flows from operations are not expected to exceed their net book value prior to the expiration of their expected lease term. In fiscal 2000, the Company recorded an impairment charge of $611,000 for the write-down of fixed assets, included as part of the $15.2 million non-recurring charge recorded in the fourth quarter of fiscal 2000. See "Restructuring - Fiscal 2000" below. These charges are reflected in "Provision for impairment of assets, store closings and severance" on the Consolidated Statements of Operations for fiscal 2001 and 2000.

RESTRUCTURING-Fiscal 2000

During the fourth quarter of fiscal 2000, the Company recorded a pre-tax charge of $15.2 million, or $0.59 per share after tax, related to inventory markdowns, the abandonment of the Company's Boston Traders(R) and related trademarks, severance, and the closure of the Company's five Buffalo Jeans(R) Factory stores and its five remaining Designs stores. Of the $15.2 million charge, $7.8 million relating to inventory markdowns was reflected in gross margin in fiscal 2000. This pre-tax charge of $15.2 million included cash costs of approximately $3.6 million related to lease terminations and corporate and store severance, and approximately $11.6 million of non-cash costs related to inventory markdowns and the impairment of trademarks and store assets. There was no remaining reserve balance related to this $15.2 million charge at February 2, 2002.

As a result of the above charges recorded, the Company recorded a net operating loss for fiscal 2000. Because of an additional year of net operating losses, the Company recorded a write-down of tax assets of $6.0 million or $0.37 per share after tax attributable to the potential that certain deferred federal and state tax assets may not be realizable.

After the recording of these restructuring charges, all assets related to businesses other than the remaining Levi's(R)/Dockers(R) Outlet stores had been written off leaving only the operations and related assets of its retail outlet and factory stores which sell exclusively product made by or for Levi Strauss & Co.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for fiscal 2002 was $5.4 million as compared with $5.4 million in fiscal 2001 and $6.5 million in fiscal 2000. The reduced depreciation related to the aging of the Company's older stores is offset by increased depreciation of its new and remodeled stores. "See Liquidity and Capital Resources - Capital Expenditures."

INTEREST EXPENSE, NET

Net interest expense for fiscal 2002 was $1.9 million compared to $1.8 million in fiscal 2001 and $1.2 million in fiscal 2000. This increase is primarily a result of higher average borrowing levels offset partially by reduced interest rates under the Company's credit facility as compared to the prior year. Similarly, the increase in interest expense in fiscal 2001 as compared with fiscal 2000 was due to higher average borrowings and increased interest rates. See "Liquidity and Capital Resources."

INCOME TAX PROVISION/(BENEFIT)

The income tax provision for fiscal 2002 includes a special, non-cash charge of $8.0 million attributable to an increase in the valuation allowance for the Company's deferred tax assets, related to the potential that certain federal and state tax assets may not be realized. The provision for fiscal 2000 also included a $6.0 million charge against the Company's realizability of certain tax assets.

Realization of the Company's deferred tax assets, which relate principally to federal net operating loss carryforwards which expire from 2017 through 2022, is dependent on generating sufficient taxable income in the following first three years of the carryforward period. Accordingly, the valuation allowance at February 2, 2002 is primarily attributable to the potential that certain deferred federal and state tax assets will not be realizable within this period. Although realization is not assured, management believes it is more likely than not that the balance of the deferred tax assets in excess of the valuation allowance will be realized. In reaching this determination, management considered the Company's historical performance, noting that the losses in fiscal 1998, 1999 and 2000 which generated the net operating loss carryforwards described above were principally the result of charges incurred to exit unprofitable businesses and that the Company's core business of selling Levi Strauss & Co. branded apparel in outlet stores has been consistently profitable. However, considering the general economic weakness and reduced profit margin experienced in fiscal 2002, management increased the valuation allowance further in fiscal 2002. Assuming improved operating results from its core Levi's(R)/Dockers(R) Outlet business, management believes that the balance of deferred tax assets in excess of the valuation allowance may be utilized in the next three years. Although not considered in assessing the realization of the Company's deferred tax assets, management expects that the Company's expansion strategy of opening and operating other branded stores for other brand manufacturers will generate income in the coming years which could result in the realization of deferred tax assets currently reserved for. In the event the Company's performance of its Levi's(R)/Dockers(R) store improves, and/or its expansion into operating branded retail stores for other brand manufacturers improves the Company's overall profitability, the Company's valuation allowance for its deferred tax assets may be reduced. Conversely, the amount of the valuation allowance deemed necessary could be increased in the near term if projections of future taxable income during the carryforward period are reduced or if actual results are less than projections.

As of February 2, 2002, the Company has net operating loss carryforwards of $33,622,000 for federal income tax purposes and $49,745,000 for state income tax purposes, which are available to offset future taxable income through fiscal year 2022. Additionally, the Company has alternative minimum tax credit carryforwards of $1,166,000, which are available to reduce further income taxes over an indefinite period.

During the first quarter of fiscal 1999, the Internal Revenue Service ("IRS") completed an examination of the Company's federal income tax returns for fiscal years 1992 through 1996. Taxes on the adjustments proposed by the IRS, excluding interest, amounted to approximately $4.9 million. The IRS challenged the fiscal tax years in which various income and expense deductions were recognized, resulting in potential timing differences of previously paid federal income taxes. The Company appealed these proposed adjustments through the IRS appeals process.

In the third quarter of fiscal 2002, the Company and the IRS reached a final settlement on the audit of the Company's federal income tax returns for fiscal years 1992 through 1996. In accordance with this settlement, the Company paid to the IRS a total of $1.5 million, which included interest. The settlement of $1.5 million had no material impact on the Company's results of operations for fiscal 2002 due to adequate provisions previously established by the Company.

NET INCOME (LOSS)

The Company reported pre-tax income of $0.2 million for fiscal 2002 as compared to pre-tax income of $5.5 million in fiscal 2001 and a pre-tax loss of $10.3 million in fiscal 2000. After a non-cash charge of $8.0 million against the Company's deferred tax assets, the Company reported a net loss of $(7.9) million or $(0.54) per diluted share in fiscal 2002 compared with net income of $3.2 million or $0.20 per diluted share for fiscal 2001 and a net loss of $(12.5) million or $(0.78) per diluted share for fiscal 2000. Fiscal 2000 included non-recurring restructuring charges of $15.2 million, of which $6.0 million related to the write-down of certain tax assets. See "Restructuring - Fiscal 2000" for further discussion.

SEASONALITY

                             --------------------------------------------------------------------------------
                                    FISCAL 2002                 FISCAL 2001                 FISCAL 2000
-------------------------------------------------------------------------------------------------------------
                                                         (SALES DOLLARS IN THOUSANDS)
First quarter                   $  39,395        20.2%     $  39,379            20.2%   $  39,835       20.7%
Second quarter                     47,698        24.5%        45,693            23.5%      42,907       22.3%
Third quarter                      54,301        27.8%        56,587            29.1%      56,703       29.5%
Fourth quarter                     53,725        27.5%        52,871            27.2%      52,747       27.5%
                             --------------------------------------------------------------------------------
                                $ 195,119       100.0%     $ 194,530           100.0%   $ 192,192      100.0%

A comparison of sales in each quarter of the past three fiscal years is presented above. The amounts shown are not necessarily indicative of actual trends, since such amounts also reflect the addition of new stores and the remodeling and closing of others during these periods. Historically, the Company has experienced seasonal fluctuations in revenues and income, exclusive of non-recurring charges, with increases occurring during the Company's third and fourth quarters as a result of "Fall" and "Holiday" seasons. A comparison of quarterly sales, gross profit, net income (loss) per share for the past two fiscal years is presented in Note K of Notes to Consolidated Financial Statements.

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

The following table sets forth financial data regarding the Company's liquidity position at the end of the past three fiscal years:

                                                                     FISCAL YEARS
                                     ----------------------------------------------------------------------------
                                               2002                      2001                     2000
-----------------------------------------------------------------------------------------------------------------
                                                                   (DOLLARS IN THOUSANDS)
Cash provided by (used for)
operations                                  $   563                 $    6,299          $      (1,227)
Working capital                               13,277                    16,306                 19,624
Current ratio                                  1.3:1                     1.4:1                  1.5:1

The Company has financed its working capital requirements, store remodel and expansion program, stock repurchase programs and acquisitions with cash flow from operations, borrowings under the Company's credit facility, and proceeds from common stock offerings. Cash provided by (used for) operating activities was $0.6 million, $6.3 million and $(1.2) million in fiscal 2002, 2001 and 2000, respectively. The decrease in cash flow in fiscal 2002 was primarily the result of lower earnings as compared to fiscal 2001. The Company used the cash proceeds from operations of $0.6 million and borrowings under its credit facility to finance its store openings and remodeling program and other capital requirements of approximately $4.0 million, net of landlord allowances received. Correspondingly, the Company's net borrowing position increased by approximately $3.4 million to $27.8 million at February 2, 2002 as compared to the prior year.

In addition to cash flow from operations, the Company's other primary source of working capital is its Credit Agreement with Fleet Retail Finance, Inc. This agreement, which was amended on December 7, 2000, provides a revolving line of credit of up to $45 million and the ability to issue documentary and standby letters of credit up to $10 million. The Credit Agreement, which expires on November 30, 2003, was amended to reduce the borrowing costs and tie future interest costs to excess borrowing availability, eliminate all existing financial performance covenants and adopt a minimum availability covenant, increase the amount that can potentially be borrowed by increasing the advance rate formula to 68% of the Company's eligible inventory, provide the Company the ability to enter into stock buyback programs and reduce the total commitment from $50 million to $45 million. The Company's obligation under the Credit Agreement continues to be secured by a lien on all of its assets. The Company is subject to a prepayment penalty through December 7, 2002.

At February 2, 2002, the Company had borrowings of approximately $27.8 million outstanding under this credit facility and had two outstanding standby letters of credit totaling approximately $2.3 million. Average borrowings outstanding under this credit facility for fiscal 2002 were approximately $29.4 million. In fiscal 2002, the average unused availability under this credit facility was approximately $8.0 million.

Inventory

At February 2, 2002, total inventories of $57.7 million were unchanged when compared to the prior year total inventories of $57.7 million at February 3, 2001. On a per square foot basis, inventory levels decreased 6% in fiscal 2002 to $57.99 per square foot from $61.94 per square foot in fiscal 2001. The Company's increased promotional activities in fiscal 2002 and the Company's continued efforts to control inventory levels were the primary reasons for the decrease on a per square foot basis.

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

Stock Repurchase Programs

During the second and third quarters of fiscal 2001, the Company repurchased 863,000 shares of its Common Stock at an aggregate cost of $1,861,000 under a Stock Repurchase Program that was approved by the Company's Board of Directors in June 2000. In December 2000, the Company repurchased 1.8 million shares at $2.50 per share through a "Dutch Auction" tender offer. Under the terms of the offer, the Company invited its stockholders to tender their shares to the Company at prices specified by the tendering stockholders not in excess of $3.00 nor less than $2.20 per share, in ten-cent ($0.10) increments. The Company selected the lowest single per-share purchase price that would allow it to buy
1.5 million shares, or up to an additional 1.0 million shares at the Company's option.

At February 2, 2002, the Company has a total of 3,040,000 shares of repurchased Common Stock at an aggregate cost of $8.5 million which is reported by the Company as treasury stock and is reflected as a reduction in stockholders' equity.

Litigation

In fiscal 2001, the Company had a $1 million promissory note which was payable to Atlantic Harbor, Inc. in conjunction with the Company's acquisition of certain assets from Boston Trading Ltd., Inc. ("Boston Trading") in May 1995. In the first quarter of fiscal 1997, the Company had asserted certain indemnification rights and accordingly did not pay any principal payments on the note. In January 1998, Atlantic Harbor, Inc. filed a lawsuit against the Company for failing to pay the outstanding principal amount of the promissory note, and in March 1998, the Company filed a counterclaim against Atlantic Harbor, Inc. alleging that the Company suffered damaged in excess of $1 million because of the breach of certain representations and warranties made by Atlantic Harbor, Inc. and its stockholders concerning the existence and condition of certain foreign trademark registrations and license agreements.

In the first quarter of fiscal 2002, the Company entered into a settlement agreement with Atlantic Harbor, Inc. whereby the Company agreed to pay $450,000 to Atlantic Harbor, Inc. as settlement for all obligations under the outstanding promissory note. In exchange, the Company agreed to transfer and assign all trademarks and license agreements acquired as part of the original purchase agreement to a new entity in which the Company would have a 15% equity interest, with Atlantic Harbor, Inc and its affiliates retaining the remaining interest. In addition, the Company would also be entitled to receive up to an additional $150,000 from existing license royalties over the next four years. The Company recorded a gain on the settlement of this matter in the amount of $550,000 in the fourth quarter of fiscal 2001, which was included in "Provision for impairment of assets, store closing and severance" on the Consolidated Statements of Operations. See "Item 3. Legal Proceedings" for more discussion.

CAPITAL EXPENDITURES

The following table sets forth the stores opened, remodeled and closed and the capital expenditures incurred for the fiscal years presented:

                                                   2002        2001        2000
--------------------------------------------------------------------------------
New Stores:
    Levi's(R)/Dockers(R) Outlets                       5           6          10
            Dockers(R) Outlets                         1          --           2
            Candie's(R) Outlet                         1          --
Remodeled Stores:
   Remodeled Levi's(R) Outlets
                  By Designs                           6           9           6
                                                  ------------------------------
Total new and remodeled                               13          15          18
                                                  ------------------------------
Total closed stores                                    4           4          23
                                                  ------------------------------

Capital expenditures (000's)                      $4,666      $5,823      $6,006
                                                  ------------------------------

During fiscal 2002, the Company received approximately $3.7 million in landlord allowances against the total new and remodeled store capital expenditures of $4.7 million. The Company incurred capital expenditures of $3.0 million in fiscal 2002 related to miscellaneous leasehold improvements at the Company's corporate headquarters, technology expenditures and other store capital.

The Company's plan for fiscal 2003 is to open a total of 15 to 20 new outlet stores, 16 of which are scheduled to open in time for the important back-to-school selling season. The Company expects to open eleven new Candie's(R) junior footwear and apparel outlet stores by mid-year. Four of these stores will be built utilizing space from the Company's existing Levi's(R)/Dockers(R) stores which are located in outlet centers in New York, New England and Puerto Rico. Several of the Company's existing higher volume Levi's(R)/Dockers(R) outlet stores currently average 13,000 to 15,000 square feet which is more than the Company's ideal prototype store size of 9,000 square feet. By utilizing this excess space for the new Candie's(R) outlet stores, the Company can leverage expenses while increasing profitability. The remaining seven Candie's(R) outlet stores to be open will include five in California, one in Las Vegas, Nevada and one in Miami, Florida.

The Company plans to open its first EcKo(R) outlet stores by the back-to-school season. As the Company continues to discuss its growth strategy with other manufacturers, new store locations may be added to the Company's current expansion plans.

Capital expenditures for fiscal 2003 are expected to be approximately $4.0 million, of which $2.5 million relates to the expansion plan discussed above. This amount is net of committed landlord allowances of approximately $910,000 that the Company will receive. The expected cost to build a Candie's(R) Outlet store is approximately $25-30 square foot, net of tenant allowances. These store locations, which will average approximately 2,800 square feet, will require limited initial cash requirements which is why the Company will be able to fund the above expansion plan through the use of its cash from operations and its existing credit facility.

CRITICAL ACCOUNTING POLICIES

The Company's financial statements are based on the application of significant accounting policies, many of which require management to make significant estimates and assumptions (see Note A to the consolidated financial statements). The Company believes that the following are some of the more critical judgment areas in the application of its accounting policies that currently affect our financial condition and results of operations.

Inventory. The Company records inventory at the lower of cost or market on a first-in first-out basis ("FIFO"). The Company reserves for obsolescence based on the difference between the weighted average cost of the inventory and the estimated market value based on assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional reserves may be required.

Impairment of Long-Lived Assets. The Company reviews its long-lived assets for impairment when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the assets' carrying amount. The Company evaluates its long-lived assets for impairment at a store level for all its retail locations. If actual market conditions are less favorable than management's projections, future write-offs may be necessary.

Deferred Taxes. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company has considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. If actual results differ unfavorably from those estimates used, the Company may not be able to realize all or part of its net deferred tax assets and additional valuation allowances may be required.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" (the "Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. The Company will apply the new accounting rules under the Statements beginning in the first quarter of fiscal 2003. Management does not believe that the adoption of the impairment provisions of the Statements will have a material impact on the Company's overall financial position or results of operations.

In July 2001, the FASB also issued Statement No. 143 "Accounting for Asset Retirement Obligations". This Statement requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalizing the associated asset retirement costs as part of the carrying amount of the long-lived asset. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of this Statement will have a material impact on the Company's overall financial position or results of operations.

In October 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supercedes Statement No. 121. Although this Statement retains many of the fundamental provisions of Statement No. 121, it expands the scope of discontinued operations to include more disposal transactions and significantly changes the criteria for classifying an asset as held-for-sale. The provisions of this Statement are effective for fiscal years beginning after December 15, 2001. Management does not believe that the adoption of this Statement will have a material impact on the Company's overall financial position or results of operations.

EFFECTS OF INFLATION

Although the Company's operations are influenced by general economic trends, the Company does not believe that inflation has had a material effect on the results of its operations in the last three fiscal years.

RISKS AND UNCERTAINTIES

This Annual Report on Form 10-K, including the foregoing discussion of results of operations, liquidity, capital resources and capital expenditures, contains certain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements other than historical information or statements of current conditions. Some forward-looking statements may be identified by use of terms such as "believe," "anticipate," "intends," or "expects." These forward-looking statements in this Annual Report on Form 10-K should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause the Company's actual results to differ materially from such forward-looking statements. The Company encourages readers to refer to the Company's Current Report on Form 8-K, previously filed with the Securities and Exchange Commission on April 28, 2000, which identifies certain risks and uncertainties that may have an impact on future earnings and the direction of the Company. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, the financial position and results of operations of the Company are routinely subject to a variety of risks, including market risk associated with interest rate movements on borrowings. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures. The Company utilizes cash from operations and a revolving credit facility to fund its working capital needs. The Company's revolving credit facility is not used for trading or speculative purposes. In addition, the Company has available letters of credit as sources of financing for its working capital requirements. Borrowings under this credit agreement, which expires in November 2003, bear interest at variable rates based on FleetBoston, N.A.'s prime rate or the London Interbank Offering Rate ("LIBOR"). These interest rates at February 2, 2002 were 4.75% for prime based borrowings and included various LIBOR contracts with interest rates ranging from 4.016% to 4.374%. Based upon sensitivity analysis as of February 2, 2002, a 10% increase in interest rates would result in a potential increase in interest expense of approximately $140,000.

Item 8. Financial Statements and Supplementary Data

                                  DESIGNS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Management's Responsibility for Financial Reporting                        25

Report of Ernst & Young, Independent Auditors                              26

Independent Auditors' Report                                               27

Consolidated Financial Statements:

      Consolidated Balance Sheets at February 2, 2002
        and February 3, 2001                                               28

      Consolidated Statements of Operations for the Fiscal Years Ended
       February 2, 2002 February 3, 2001 and January 29, 2000              29

      Consolidated Statements of Changes in Stockholders'
        Equity for the Fiscal Years Ended February 2, 2002, February
        3, 2001 and January 29, 2000                                       30

      Consolidated Statements of Cash Flows for the Fiscal Years
        Ended February 2, 2002, February 3, 2001 and January 29, 2000      31

Notes to Consolidated Financial Statements                                 32

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

Ernst & Young LLP, independent auditors, have been engaged to examine the financial statements of the Company for the fiscal year ended February 2, 2002. The Report of Ernst & Young Independent Auditors expresses an opinion as to the fair presentation of the financial statements in accordance with generally accepted accounting principles and is based on an audit conducted in accordance with auditing standards generally accepted in the United States.


/s/ DAVID A. LEVIN                          /s/ DENNIS R. HERNREICH

David A. Levin                              Dennis R. Hernreich
President and Chief Executive Officer       Senior Vice President, Chief
                                            Financial Officer & Treasurer

                  REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Designs, Inc:

We have audited the accompanying consolidated balance sheets of Designs, Inc. as of February 2, 2002 and February 3, 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended February 2, 2002. Our audits also included the financial statement schedule for the years ended February 2, 2002 and February 3, 2001 listed in the Index as Item 14 (a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Designs, Inc. at February 2, 2002 and February 3, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended February 2, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Boston, Massachusetts                       /s/ ERNST & YOUNG LLP
March 11, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Designs, Inc:

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Designs, Inc. (the "Company") for the year ended January 29, 2000. Our audit also included the financial statement schedule listed in the Index at Item 14 (a) (2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of the Company's operations and cash flows for the year ended January 29, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Boston, Massachusetts                       /s/ DELOITTE & TOUCHE LLP
April 11, 2000

                                  DESIGNS, INC.
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                     February 2, 2002 and February 3, 2001

                                                                    February 2, 2002  February 3, 2001
                                                                       (Fiscal 2002)   (Fiscal 2001)
                                                                    ----------------------------------
ASSETS                                                               (In thousands, except share data)
Current assets:
     Cash and cash equivalents                                           $     --         $     --
     Accounts receivable                                                      491               18
     Inventories                                                           57,734           57,675
     Deferred income taxes                                                    652              765
     Prepaid expenses                                                       2,887            3,093
                                                                         -------------------------
          Total current assets                                             61,764           61,551

Property and equipment, net of
     accumulated depreciation and amortization                             20,912           18,577

Other assets:
     Deferred income taxes                                                  7,326           14,347
     Other assets                                                             899              595
                                                                         -------------------------
          Total assets                                                   $ 90,901         $ 95,070
                                                                         =========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                    $  7,074         $  6,280
     Accrued expenses and other current liabilities                        10,538           10,809
     Accrued rent                                                           2,541            2,376
     Reserve for severance and store closings                                  --              852
     Payable to affiliate                                                     582              583
     Notes payable                                                         27,752           24,345
                                                                         -------------------------
          Total current liabilities                                        48,487           45,245
                                                                         -------------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $0.01 par value, 1,000,000 shares
          authorized, none issued                                              --               --
     Common stock, $0.01 par value, 50,000,000 shares authorized,
          17,608,000 and 17,488,000 shares issued at
          February 2, 2002 and February 3, 2001, respectively                 176              175
     Additional paid-in capital                                            56,189           55,697
     (Accumulated deficit) retained earnings                               (5,304)           2,577
     Treasury stock at cost, 3,040,000 and 3,035,000 shares at
          February 2, 2002 and February 3, 2001, respectively              (8,450)          (8,427)
     Note receivable from officer                                            (197)            (197)
                                                                         -------------------------
          Total stockholders' equity                                       42,414           49,825
                                                                         -------------------------
               Total liabilities and stockholders' equity                $ 90,901         $ 95,070
                                                                         =========================

   The accompanying notes are an integral part of the consolidated financial statements.

                                  DESIGNS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
        For the fiscal years ended February 2, 2002, February 3, 2001 and
                                January 29, 2000

                                                                           Fiscal         Fiscal        Fiscal
                                                                            2002           2001          2000
                                                                         (52 weeks)     (53 weeks)    (52 weeks)
                                                                         ---------------------------------------
                                                                            (In thousands, except share data)
Sales                                                                     $ 195,119      $ 194,530     $ 192,192
Cost of goods sold including occupancy                                      147,898        139,545       144,752
                                                                         ---------------------------------------
Gross profit                                                                 47,221         54,985        47,440

Expenses:
     Selling, general and administrative                                     39,743         42,207        43,401
     Provision for impairment of assets, store closings and severance            --            107         6,608
     Depreciation and amortization                                            5,398          5,373         6,502
                                                                         ---------------------------------------
Total expenses                                                               45,141         47,687        56,511
                                                                         ---------------------------------------

Operating income (loss)                                                       2,080          7,298        (9,071)
Interest expense, net                                                         1,905          1,810         1,207
                                                                         ---------------------------------------
Income (loss) before income taxes                                               175          5,488       (10,278)

Provision for income taxes                                                    8,056          2,272         2,215
                                                                         ---------------------------------------

Net (loss) income                                                         $  (7,881)     $   3,216     $ (12,493)
                                                                          ======================================

Net (loss) income per share - basic                                          ($0.54)     $    0.20        ($0.78)
Net (loss) income per share - diluted                                        ($0.54)     $    0.20        ($0.78)

Weighted-average number of common shares outstanding:
     Basic                                                                   14,486         16,015        16,088
     Diluted                                                                 14,486         16,292        16,088

   The accompanying notes are an integral part of the consolidated financial statements.

                                  DESIGNS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
 For the fiscal years ended February 2, 2002, February 3, 2001 and January 29,
                                      2000
                                 (IN THOUSANDS)


                                                                                                             Additional
                                                          Common Stock                 Treasury Stock         Paid-in
                                                       Shares       Amounts        Shares        Amounts       Capital
                                                      ----------------------      -----------------------    ----------
Balance at January 30, 1999                             16,178      $    162          (286)     $ (1,830)     $ 53,908

Issuance of Common Stock:
    Board of Directors compensation                        157             2                                       256
    Vesting of restricted stock award
    Issuance of shares to related party
    for professional services                              355             3                                       407
Net loss
                                                      ----------------------------------------------------------------
Balance at January 29, 2000                             16,690      $    167          (286)     $ (1,830)     $ 54,571
                                                      ----------------------------------------------------------------

Issuance of Common Stock:
    Exercises under option program                          38            --                                        82
    Board of Directors compensation                        119             1                                       186
    Issuance of shares to related party for
    professional services                                  386             4                                       520
   Repurchase of common stock                                                       (2,621)       (6,314)           --
   Restricted stock cancelled                                                          (23)          (53)            1
   Exercise of options and repurchase of
   shares from director                                    105             1          (105)         (230)          132
   Sale of stock to officer                                150             2                                       195
   Income tax benefit from stock option exercised                                                                   10
Net income
                                                      ----------------------------------------------------------------
Balance at February 3, 2001                             17,488      $    175        (3,035)     $ (8,427)     $ 55,697
                                                      ----------------------------------------------------------------

Issuance of Common Stock:
    Exercises under option program                          19                                                      28
    Board of Directors compensation                         35                                                      99
    Issuance of shares to related party for
    professional services                                   66             1                                       316
    Issuance of options for professional
    services rendered                                                                                               33
   Repurchase of common stock                                                          (5)          (23)
   Income tax benefit from stock option exercised                                                                   16
Net loss
                                                      ----------------------------------------------------------------
Balance at February 2, 2002                             17,608      $    176        (3,040)     $ (8,450)     $ 56,189
                                                      ================================================================

                                                                               (Accumulated
                                                                      Note        Deficit)
                                                      Deferred     Receivable     Retained
                                                    Compensation  from Officer    Earnings       Total
                                                    ------------  ------------  ------------    --------
Balance at January 30, 1999                           $   (138)     $     --      $ 11,854      $ 63,956

Issuance of Common Stock:
    Board of Directors compensation                                                                  258
    Vesting of restricted stock award                      138                                       138
    Issuance of shares to related party
    for professional services                                                                        410
Net loss                                                                           (12,493)      (12,493)
                                                      ---------------------------------------------------
Balance at January 29, 2000                           $     --      $     --      $   (639)     $ 52,269
                                                      ---------------------------------------------------
Issuance of Common Stock:
    Exercises under option program                                                                    82
    Board of Directors compensation                                                                  187
    Issuance of shares to related party for
    professional services                                                                            524
   Repurchase of common stock                                                                     (6,314)
   Restricted stock cancelled                                                                        (52)
   Exercise of options and repurchase of
   shares from director                                                                              (97)
   Sale of stock to officer
   Income tax benefit from stock option exercised                       (197)                         --
Net income                                                                           3,216         3,216
                                                      ---------------------------------------------------
Balance at February 3, 2001                           $     --      $   (197)     $  2,577      $ 49,825
                                                      ---------------------------------------------------

Issuance of Common Stock:
    Exercises under option program                                                                    28
    Board of Directors compensation                                                                   99
    Issuance of shares to related party for
    professional services                                                                            317
    Issuance of options for professional
    services rendered                                                                                 33
   Repurchase of common stock                                                                        (23)
   Income tax benefit from stock option exercised                                                     16
Net loss                                                                            (7,881)       (7,881)
                                                      ---------------------------------------------------
Balance at February 2, 2002                           $     --      $   (197)     $ (5,304)     $ 42,414
                                                      ===================================================

   The accompanying notes are an integral part of the consolidated financial statements.

                                  DESIGNS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
For the fiscal years ended February 2, 2002, February 3, 2001 and January 29,
                                      2000

                                                                                  Fiscal       Fiscal        Fiscal
                                                                                    2002         2001          2000
                                                                                  ----------------------------------
Cash flows from operating activities:
     Net (loss) income                                                            $(7,881)     $ 3,216      $(12,493)
     Adjustments to reconcile net (loss) income to net cash
      provided by (used for) operating activities:
          Depreciation and amortization                                             5,398        5,373         6,503
          Deferred income taxes                                                     7,134        2,023        (4,323)
          Loss (gain) from disposal of property and equipment                          42          145           (75)
         Vesting of restricted stock, net of cancellations                             --           --           138
         Issuances of common stock to Board of Directors                               99          187           258
         Issuance of common stock to related party                                    317          524           410
         Issuance of common stock for professional services                            33           --            --

     Changes in operating assets and liabilities:
         Accounts receivable                                                         (473)          65            95
         Inventories                                                                  (59)        (653)       (6,944)
         Prepaid expenses                                                             206       (2,051)         (131)
         (Increase) reduction in other assets                                        (399)         (98)        2,368
          Payment to Internal Revenue Service on settlement of audit               (1,500)          --            --
         Accounts payable                                                             794         (521)       (1,915)
         Reserve for severance, store closings and impairment charges                (852)      (2,376)       14,844
         Accrued expenses, other current liabilities and payable to affiliate      (2,461)         342          (200)
         Accrued rent                                                                 165          123           238
                                                                                  -------      -------      --------
     Net cash provided by (used for) operating activities                             563        6,299        (1,227)
                                                                                  -------      -------      --------

     Cash flows from investing activities:
         Additions to property and equipment, net                                  (4,012)      (4,493)       (5,046)
         Proceeds from disposal of property and equipment                              21           57           108
         Termination (establishment) of investment trust                               --        2,365        (2,365)
                                                                                  -------      -------      --------
     Net cash used for investing activities                                        (3,991)      (2,071)       (7,303)
                                                                                  -------      -------      --------

     Cash flows from financing activities:
         Net borrowings under credit facility                                       3,407        2,143         8,377
         Repurchase of common stock                                                   (23)      (6,597)           --
         Issuances of common stock under option program (1)                            44          226            --
                                                                                  -------      -------      --------
     Net cash provided by (used for) financing activities                           3,428       (4,228)        8,377
                                                                                  -------      -------      --------
Net decrease in cash and cash equivalents                                              --           --          (153)
Cash and cash equivalents:
     Beginning of the year                                                             --           --           153
                                                                                  -------      -------      --------
     End of the year                                                              $    --      $    --      $     --
                                                                                  =======      =======      ========

(1) Includes related tax benefit.

   The accompanying notes are an integral part of the consolidated financial statements.

                                  DESIGNS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 2, 2002

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Line of Business

Designs, Inc. (the "Company") is engaged in the retail sales of branded apparel and accessories primarily in the outlet channel of distribution. The Company operates a chain of outlet stores located in the eastern part of the United States and Puerto Rico. Levi Strauss & Co. is currently the most significant vendor of the Company, representing substantially all of the Company's merchandise purchases. The Company also purchases merchandise, primarily accessories, from licensees of Levi Strauss & Co. brand products. During the fourth quarter of fiscal 2002, the Company started to expand its business by entering into agreements with other branded manufacturers to operate outlet stores for these brands.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries and affiliates. All significant intercompany accounts, transactions and profits are eliminated.

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

Fiscal Year

The Company's fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. Fiscal years 2002, 2001 and 2000 ended on February 2, 2002, February 3, 2001 and January 29, 2000, respectively. Fiscal years 2002 and 2000 were 52-week periods and fiscal year 2001 was a 53-week period.

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

Restricted Investment

In fiscal 2000, the Company had a $2.3 million restricted investment which represented a trust established for the purpose of securing pre-existing obligations of the Company to certain executives under their respective employment agreements. These funds were being held in a trust to pay the amounts that might become due under their employment agreements and also to pay any amounts that might become due to them pursuant to their indemnification agreements and the Company's by-laws. In fiscal 2001 the trust was terminated, and accordingly, the funds were no longer restricted.

Inventories

All merchandise inventories were valued at the lower of cost or market using the retail method. In the first quarter of fiscal 2002, the Company changed its method of determining the cost of inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Management believes that the FIFO method better measures the current value of such inventories and provides a more appropriate matching of revenues and expenses. In the current low-inflationary environment, management believes that the use of the FIFO method more accurately reflects the Company's financial position.

The effect of this change was immaterial to the financial results of the prior reporting periods of the Company and therefore did not require retroactive restatement of results for those prior periods. The benefit for LIFO was $350,000 and $558,000 in fiscal 2001 and 2000, respectively. The benefit in fiscal 2001 was offset by a provision for a lower of cost or market adjustment to merchandise inventories of $350,000. If inventory had been valued on the FIFO basis at February 3, 2001 inventory would have been approximately $57,675,000.

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

Advertising Costs

Advertising costs, which are included in selling, general and administrative expenses, are expensed when incurred. Advertising expense was $1,004,000, $931,000 and $1,034,000 for fiscal 2002, 2001 and 2000, respectively.

Net Income (Loss) Per Share

Statement of Financial Accounting Standards No. 128, "Earnings per Share", requires the computation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share is determined by giving effect to the exercise of stock options using the treasury stock method.

                                                                 Fiscal Years Ended
                                                  February 2, 2002   February 3, 2001    January 29, 2000
                                                  -------------------------------------------------------
                                                                  (in thousands)
   Basic weighted-average common shares
    outstanding                                           14,486              16,015              16,088
   Stock options, excluding anti-dilutive options
    of 578 and 114 shares for February 2, 2002
    and January 29, 2000, respectively                        --                 277                  --
                                                          ------              ------              ------
   Diluted weighted-average shares outstanding            14,486              16,292              16,088
                                                          ------              ------              ------

Options to purchase shares of the Company's Common Stock, par value $0.01 per share (the "Common Stock"), of 933,900, 283,350 and 320,700 for fiscal 2002, 2001 and 2000, respectively, were outstanding during the respective periods but were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of the Common Stock for the period reported. These options, which expire between June 9, 2002 and July 31, 2011, have exercise prices ranging from $3.48 to $17.75 in fiscal 2002 and $2.00 to $17.75 in fiscal years 2001 and 2000.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the carrying value of such assets over the remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. No such charge was necessary for the fiscal year ended February 2, 2002. In fiscal 2001, the Company recorded an impairment charge of $837,000 for the write-down of fixed assets. The impairment charge related to stores whose expected cash flows from operations are not expected to exceed their net book value prior to the expiration of their expected lease term. In fiscal 2000, the Company recorded an impairment charge of $611,000 for the write-down of fixed assets which was included as part of the $15.2 million non-recurring charge recorded in the fourth quarter of fiscal 2000. For further discussion, see Note I. The impairment charge of $611,000 was related to eight stores which the Company acquired in October 1998 from Levi's Only Stores ("LOS"), a wholly owned subsidiary of Levi Strauss & Co. It was not until the end of fiscal 2000 that the Company had a full year of operating results for these stores on which to make an assessment regarding their future profitability and the realizability of their assets.

B. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated:

                                February 2, 2002   February 3, 2001
                                -----------------------------------
(in thousands)
Motor vehicles                       $     --         $     46
Store furnishings                      20,142           17,869
Equipment                               7,249            6,429
Leasehold improvements                 20,875           19,323
Purchased software                      6,669            5,931
Reserve on impaired assets               (216)            (875)
Construction in progress                  529              528
                                     -------------------------
                                       55,248           49,251
Less accumulated depreciation          34,336           30,674
                                     -------------------------
Total property and equipment         $ 20,912         $ 18,577
                                     -------------------------

Depreciation expense for fiscal 2002, 2001 and 2000 was $5,303,000, $5,177,000 and $5,949,000, respectively.

C. DEBT OBLIGATIONS

Credit Agreement with Fleet Retail Finance, Inc.

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

At February 2, 2002, the Company had borrowings of approximately $27.8 million outstanding under this credit facility and had two outstanding standby letters of credit totaling approximately $2.3 million. The fair value of amounts outstanding under this credit facility approximate the carrying value at February 2, 2002 and February 3, 2001. The interest rates on these borrowings at February 2, 2002 were 4.75% for prime based borrowings with varying rates on LIBOR contracts of 4.02% to 4.37%. Average borrowings outstanding under this facility during fiscal 2002 were approximately $29.4 million. The Company had average unused excess availability under this facility of approximately $8.0 million during fiscal 2002, and unused excess availability of $4.3 million at February 2, 2002. The Company was in compliance with all debt covenants under the Amended Credit Agreement at February 2, 2002.

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

In the first quarter of fiscal 2002, the Company entered into a settlement agreement with Atlantic Harbor, Inc. whereby the Company agreed to pay $450,000 to Atlantic Harbor, Inc. as settlement for all obligations under the outstanding Purchase Note. In exchange, the Company agreed to transfer and assign all trademarks and license agreements acquired as part of the Purchase Agreement to a new entity in which the Company would have a 15% equity interest, with Atlantic Harbor, Inc. and its affiliates retaining the remaining equity interest. In addition, the Company would also be entitled to receive up to an additional $150,000 from existing license royalties over the next four years. The Company recorded a gain on settlement of this dispute in the amount of $550,000 in the fourth quarter of fiscal 2001, which was included in "Provision for impairment of assets, store closing and severance" on the Consolidated Statement of Operations for fiscal 2001.

The Company paid interest and fees on all the above described debt obligations totaling $1,906,000, $2,112,000, and $1,558,000 for fiscal 2002, 2001 and 2000, respectively.

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

As of February 2, 2002, the Company has net operating loss carryforwards of $33,622,000 for federal income tax purposes and $49,745,000 for state income tax purposes which are available to offset future taxable income through fiscal year 2022. Additionally, the Company has alternative minimum tax credit carryforwards of $1,166,000, which are available to further reduce income taxes over an indefinite period.

The components of the net deferred tax assets as of February 2, 2002 and February 3, 2001 are as follows:

                                                 February 2,        February 3,
                                                    2002               2001
                                                 -----------------------------

Deferred tax assets - current:
  Inventory reserves                             $      569         $      765
  Accrued expenses                                       83                 --
                                                 -----------------------------
Net deferred tax assets - current                $      652         $      765
                                                 -----------------------------

Deferred tax assets - noncurrent:
  Excess of book over tax
depreciation/amortization                        $    4,388         $    3,275
  Restructuring reserve                                  67                408
  Net operating loss carryforward                    14,565             15,760
  Alternative minimum tax credit carryforward         1,166              1,138
                                                 -----------------------------
Subtotal                                             20,186             20,581
Valuation allowance                                 (12,860)            (6,234)
                                                 -----------------------------
Total deferred tax assets, net - noncurrent      $    7,326         $   14,347
                                                 -----------------------------

In the fourth quarter of fiscal 2002, the Company recorded a charge of $8.0 million against its deferred tax assets, attributable to the potential that certain of these assets may not be realizable. The Company had previously recorded, in fiscal 2000, a valuation allowance of $6.2 million against its tax assets related to losses incurred as a result of restructuring and other non-recurring charges.

Realization of the Company's deferred tax assets, which relate principally to federal net operating loss carryforwards which expire from 2017 through 2022, is dependent on generating sufficient taxable income in the following first three years of the carryforward period. Accordingly, the valuation allowance at February 2, 2002 is primarily attributable to the potential that certain deferred federal and state tax assets will not be realizable within this period. Although realization is not assured, management believes it is more likely than not that the balance of the deferred tax assets in excess of the valuation allowance will be realized. In reaching this determination, management considered the Company's historical performance, noting that the losses in fiscal 1998, 1999 and 2000 which generated the net operating loss carryforwards described above were principally the result of charges incurred to exit unprofitable businesses and that the Company's core business of selling Levi Strauss & Co. branded apparel in outlet stores has been consistently profitable. However, considering the general economic weakness and reduced profit margin experienced in fiscal 2002, management increased the valuation allowance further in fiscal 2002. Assuming improved operating results from its core Levi's(R)/Dockers(R) Outlet business, management believes that the balance of deferred tax assets in excess of the valuation allowance may be utilized in the next three years. Although not considered in assessing the realization of the Company's deferred tax assets, management expects that the Company's expansion strategy of opening and operating other branded stores for other brand manufacturers will generate income in the coming years which could result in the realization of deferred tax assets currently reserved for. In the event the Company's performance of its Levi's(R)/Dockers(R) store improves, and/or its expansion into operating branded retail stores for other brand manufacturers improves the Company's overall profitability, the Company's valuation allowance for its deferred tax assets may be reduced. Conversely, the amount of the valuation allowance deemed necessary could be increased in the near term if projections of future taxable income during the carryforward period are reduced or if actual results are less than projections.

The provision for income taxes consists of the following:

                                           FISCAL YEARS ENDED
                               February 2,      February 3,     January 29,
                                  2002             2001            2000
                               ------------------------------------------
Current:                                      (in thousands)
     Federal                    $   (627)        $     --        $     --
     State                         1,549              249             508
                                -----------------------------------------
                                     922              249             508
                                -----------------------------------------
Deferred:
     Federal                       5,107              362             439
     State                         2,027            1,661           1,268
                                -----------------------------------------
                                   7,134            2,023           1,707
                                -----------------------------------------
Total provision                 $  8,056         $  2,272        $  2,215
                                -----------------------------------------

The following is a reconciliation between the statutory and effective income tax rates in dollars:

                                                                          FISCAL YEARS ENDED
                                                              February 2,      February 3,     January 29,
                                                                  2002             2001            2000
                                                              --------------------------------------------
Federal income tax at the statutory rate                        $     60         $  1,866        $ (3,495)
State income and other taxes, net of federal tax benefit               5              357            (164)
Permanent items                                                       38               49              21
Change in valuation allowance                                      8,000               --           5,694
Other, net                                                           (47)              --              --
Expiration of capital loss carryforward                               --               --             159
                                                                -----------------------------------------
Provision for income tax                                        $  8,056         $  2,272        $  2,215

The Company received income tax refunds of $75,000 for fiscal year 2000 and the Company paid income taxes of $184,000 for fiscal year 2001. In fiscal 2002, the Company paid income taxes, excluding its settlement with the Internal Revenue Service ("IRS"), of $231,000. These figures represent the net of payments and receipts.

During the first quarter of fiscal year 1999, the Internal Revenue Service ("IRS") completed an examination of the Company's federal income tax returns for fiscal years 1992 through 1996. Taxes on the adjustments proposed by the IRS, excluding interest, amounted to approximately $4.9 million. The IRS challenged the fiscal tax years in which various income and expense deductions were recognized, resulting in potential timing differences of previously paid federal income taxes. The Company appealed these proposed adjustments through the IRS appeals process and on August 25, 2001 reached a settlement on the audit. In accordance with the settlement, the Company paid to the IRS a total of $1.5 million in fiscal 2002 including interest. The settlement of $1.5 million had no material impact on the Company's results of operations in fiscal 2002 due to adequate provisions previously established by the Company.

E. COMMITMENTS AND CONTINGENCIES

At February 2, 2002, the Company was obligated under operating leases covering store and office space, automobiles and certain equipment for future minimum rentals as follows:

                                                      TOTAL
FISCAL                                            (in thousands)
2003                                                 $ 17,709
2004                                                   17,054
2005                                                   14,369
2006                                                    9,974
2007                                                    6,260
Thereafter                                             19,044
                                                     --------
                                                     $ 84,410
                                                     --------

In addition to future minimum rental payments, many of the store leases include provisions for common area maintenance, mall charges, escalation clauses and additional rents based on a percentage of store sales above designated levels.

The Company signed a lease for its corporate headquarters in Needham, Massachusetts, during fiscal 1996. The term of the lease is for ten years ending in November 2005. The lease provides for the Company to pay all related costs associated with the land and headquarters building. Over the past four years, the Company has subleased a large portion of these corporate headquarters. At February 2, 2002, the Company had two subtenants. One of the subtenants has vacated the leased premises, of approximately 14,500 square feet, but is still paying the required rent through the end of their lease, which expires March 2003. The second tenant, whose lease expires in July 2003, leases approximately 15,300 square feet. In September 2000, the Company had entered into a third lease agreement with an additional subtenant for 9,500 square feet. That subtenant filed bankruptcy in fiscal 2001.

Under the lease for the corporate headquarters, a portion of the sublease income, net of the Company's rental cost and certain apportioned common area maintenance charges, is due back to the landlord when more than 30,000 square feet of the office space becomes subleased. At February 2, 2002, the Company sub-leased approximately 29,800 of the 80,000 square feet of its corporate offices. The Company's commitment under this lease is reduced by the expected future rental income to be received from the Company's two sublessees. The Company expects to receive approximately $0.7 million in fiscal 2003 and $0.2 million in fiscal 2004 in rental income under these sublease agreements.

In November, 2000, the Company entered into an option agreement with the landlord of its corporate headquarters. The agreement provided the landlord with the option, if exercised within 15 months from the date of the agreement, to terminate the Company's lease for its corporate headquarters, which expires January 31, 2006. If such option was exercised by the landlord, then the Company would have been entitled to receive $8.9 million provided that certain conditions in connection with vacating the leased property were met. This option, which was not exercised by the landlord, terminated on February 1, 2002.

The Company leases two warehouse facilities in Orlando, Florida, which it utilizes as its merchandise distribution centers. One lease, which is for approximately 60,000 square feet, is a five year lease which expires on August 14, 2005. At that time, the Company has the option to extend its lease for an additional five year term. In fiscal 2002, the Company entered into a lease agreement for an additional 16,000 square feet. The lease for this additional space expires March 31, 2005. Until September 2001, the Company had also utilized a 30,000 square foot third party distribution center in Mansfield, Massachusetts. With its distribution centers in Florida in full operation, the Company no longer required the services of a third party distributor.

Amounts charged to operations for all occupancy costs, automobile and leased equipment expense were $23,038,000, $22,250,000 and $22,571,000 in fiscal 2002,
2001 and 2000, respectively. Of these amounts charged to operations, $49,000, $75,000 and $23,000 represent payments based upon a percentage of adjusted gross sales as provided in the lease agreement for fiscal 2002, 2001 and 2000, respectively.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the resolution of these matters will not have an adverse impact on the results of operations or the financial position of the Company.

F.STOCK OPTIONS

On April 3, 1992, the Board of Directors adopted the 1992 Stock Incentive Plan (the "1992 Plan"), which became effective on June 9, 1992 when it was approved by the stockholders of the Company. Under the original terms of the 1992 Plan, up to 1,850,000 shares of Common Stock could be issued pursuant to "incentive stock options" (as defined in Section 422 of the Internal Revenue Code of 1986, as amended), options which are not "incentive stock options," conditioned stock awards, unrestricted stock awards and performance share awards. The 1992 Plan is administered by the Compensation Committee, all of the members of which are non-employee directors. The Compensation Committee makes all determinations with respect to amounts and conditions covering awards under the 1992 Plan. No incentive stock options could be granted under the original terms of the 1992 Plan after April 2, 2002. Options have never been granted at a price less than fair value on the date of the grant. Options granted to employees, executives and directors typically vest over five, three and three years, respectively, with the exception of the premium priced options issued to the executives which vest over a five-year period. Options granted under the 1992 Plan expire ten years from the date of grant. The 1992 Plan terminates when all shares issuable thereunder have been issued.

By written consent dated as of April 28, 1997, the Board of Directors authorized an increase in the number of shares of Common Stock issuable under the 1992 Plan to 2,430,000 shares. In addition, the Board of Directors authorized an increase in the number of options to purchase shares of Common Stock that could be granted during any fiscal year to any individual participant from 75,000 to 270,000 shares, but only if all such stock options had a per share exercise price not less than 200% of fair market value of one share of Common Stock on the date of grant. Furthermore, they authorized the elimination of certain provisions of the 1992 Plan that were no longer required by Rule 16b-3 under the Securities Exchange Act of 1934, as amended. The stockholders approved this increase and the other amendments to the 1992 Plan at the Annual Meeting of Stockholders held on June 10, 1997.

On May 19, 2000, the Board of Directors approved an amendment to the 1992 Plan to increase the number of shares of Common Stock authorized for issuance from 2,430,000 shares to 4,430,000 shares and to extend the date of termination of the 1992 Plan from April 2, 2002 to April 2, 2007. This amendment was subsequently approved by the Company's stockholders at the Annual Meeting of Stockholders on June 26, 2000. At the Annual Meeting of Stockholders held on July 31, 2001, the shareholders approved an amendment to the 1992 Plan to allow the Company to grant options to purchase up to 270,000 shares of Common Stock to any individual participant during any fiscal year so long as the exercise price is not less than fair market value on the date of grant.

A summary of shares subject to the 1992 Plan:

                                                                  FISCAL YEAR
                                                   -------------------------------------------
                                                     2002             2001             2000
----------------------------------------------------------------------------------------------
Outstanding at
     beginning of year                               851,850          501,075        2,103,225
Options granted                                      523,769          886,352          261,106
Options canceled                                      74,413          354,225        1,625,600
Options exercised                                     59,392          181,352          237,656
                                                   -------------------------------------------

Outstanding at end of year                         1,241,814          851,850          501,075
                                                   -------------------------------------------

Options exercisable at
    end of year                                      470,551          246,105          396,075
Common shares reserved
    for future grants at
    end of year                                    2,628,033        3,077,389        1,624,266

Weighted-average exercise price per option:
    Outstanding at beginning of year               $    2.87        $    6.68        $   10.94
    Granted during the year                             3.69             1.40             1.60
    Canceled during the year                            1.88             5.41            12.15
    Exercised during the year                           2.49             1.54             1.10
    Outstanding at end of year                     $    3.31        $    2.87        $    6.68

The following table summarizes information about stock options outstanding under the 1992 Plan at February 2, 2002:

                          Options Outstanding                                    Options Exercisable
                ---------------------------------------                    ------------------------------

                                                        Weighted Average
 Range of Exercise         Number        Remaining          Exercise          Number       Weighted Average
      Prices             Outstanding  Contractual Life       Price          Exercisable     Exercise Price
$0.81 to  $2.15             608,414       8.0 years          $ 1.35           280,451            $ 1.36
 2.16 to   4.30             378,300       9.3 years            3.63             5,000              2.38
 4.31 to   6.45             126,750       8.5 years            4.37            56,750              4.38
 6.46 to   8.60              49,750       2.3 years            7.81            49,750              7.81
 8.61 to  10.75              25,000       1.5 years            9.00            25,000              9.00
10.76 to  12.90              30,600       0.2 years           11.17            30,600             11.17
12.91 to  17.74                  --           --                 --                --                --
17.75 to  17.75              23,000       0.8 years           17.75            23,000             17.75
---------------           ---------                          ------           -------            ------
$0.81 to $17.75           1,241,814                          $ 3.31           470,551            $ 4.26
                          ---------                          ------           -------            ------

Agreements with Jewelcor Management, Inc. and Mr. Holtzman

On October 28, 1999, the Company entered into a consulting agreement with Jewelcor Management, Inc. ("JMI"), currently the beneficial holder of approximately 21% of the outstanding Common Stock, to assist in developing and implementing a strategic plan for the Company and other related consulting services as may be agreed upon between the Company and JMI. As compensation for these services, JMI was given the right to receive a non-qualified stock option exercisable for up to 400,000 shares of the Common Stock. These options, which were originally scheduled to expire on April 30, 2002 and extended to April 30, 2004, were granted as compensation for consulting services to be performed over the six-month term of the agreement, which commenced October 28, 1999. These 400,000 options, which were fully vested and exercisable, were issued outside of the 1992 Plan at an exercise price of $1.16 per share equal to the market price of the Common Stock on the date of grant. The fair market value of these options, which was determined by an independent third party using a growth model, was $63,560.

On May 25, 2001, the Board of Directors of the Company hired Seymour Holtzman, who had acted as the non-employee Chairman of the Board, as an executive officer and employee of the Company. Mr. Holtzman is also the President and Chief Executive Officer, and indirectly, with his wife, the primary shareholder of JMI. As part of Mr. Holtzman's employment with the company, he received an option to purchase up to 300,000 shares of Common Stock at a price of $3.88 per share, the closing price of the Common Stock on the date of grant. These options, which were issued outside of the 1992 Plan, will vest at a rate of 100,000 shares annually and will expire 10 years from the date of grant. See Note G for a full discussion of the Company's consulting agreements with JMI and Mr. Holtzman.

Stock Options with Other Board Members

During the fourth quarter of fiscal 2000, stock options to purchase an aggregate of 90,000 shares of Common Stock were issued outside of the 1992 Plan to three non-employee directors as part of their consulting agreements with the Company. These options have exercise prices between $1.16 and $1.44 and are fully vested and exercisable. Of the 90,000 options issued, 60,000 remain outstanding at February 2, 2002. See Note G for further discussion.

Stock Option Agreements with Executives

In March 2000, in connection with his initial employment with the Company, David
A. Levin, President and Chief Executive Officer was granted 300,000 options to purchase shares of Common Stock at an exercise price of $1.19 per share. Of these 300,000 options, 225,000 of them were issued outside of the 1992 Plan. On May 26, 2001, the Company granted Mr. Levin an additional 125,000 options at an exercise price of $3.88 per share, 50,000 of which were granted outside of the 1992 Plan.

In September 2000, in connection with his initial employment with the Company, Dennis R. Hernreich, Senior Vice President and Chief Financial Officer, was granted 60,000 options to purchase shares of Common Stock at an exercise price of $2.06 per share. In November 2000, Mr. Hernreich was granted an additional 25,000 options to purchase shares of Common Stock at an exercise price of $2.38 per share. Of these 25,000 options, 10,000 of them were issued outside of the 1992 Plan. On May 26, 2001, the Company granted to Mr. Hernreich an additional 100,000 options at an exercise price of $3.88 per share, 25,000 of which were granted outside of the 1992 Plan.

In October 2001, in connection with his initial employment with the Company, Ronald N. Batts, Senior Vice President of Operations, was granted 50,000 options to purchase shares of Common Stock at an exercise price of $2.75 per share.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and requires the Company to elect either expense recognition under SFAS 123 or its disclosure-only alternative for stock-based employee compensation. The Company has elected the disclosure-only alternative and, accordingly, no compensation cost has been recognized. The Company has disclosed the pro forma net income or loss and per share amounts using the fair value based method. Had compensation costs for the Company's grants for stock-based compensation been determined consistent with SFAS 123, the Company's net income
(loss) and income (loss) per share would have been as indicated below:


                                                                                  FISCAL YEARS ENDED
                                                            ----------------------------------------------------------------
(In Thousands, Except per Share Amounts)                      February 2, 2002      February 3, 2001      January 29, 2000
                                                            ----------------------------------------------------------------
Net income (loss) - as reported                                  $    (7,881)            $    3,216          $   (12,493)
Net income (loss) - pro-forma                                    $    (8,158)            $    3,109          $   (12,614)

Income (loss) per share- basic and diluted as reported           $     (0.54)            $     0.20          $     (0.78)
Income (loss) per share- basic and diluted pro- forma            $     (0.56)            $     0.19          $     (0.78)

The effects of applying SFAS 123 in this pro-forma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards prior to 1995 and additional awards are anticipated.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2002, 2001 and 2000: expected volatility of 91.8% in fiscal 2002, 91.7% in fiscal 2001 and 93.7% in fiscal 2000; risk-free interest rate of 5.0%, 4.8% and 6.6% in fiscal 2002, 2001 and 2000, respectively; and expected lives of 4.5 years. No dividend rate was used for fiscal 2002, 2001 and 2000. The weighted- average fair value of options granted in fiscal 2002, 2001 and 2000 was $2.78, $1.22 and $1.60, respectively.

Stock Repurchase Programs

During the second and third quarters of fiscal 2001, the Company repurchased 863,000 shares of Common Stock at an aggregate cost of $1,861,000 under a Stock Repurchase Program that was approved by the Company's Board of Directors in June 2000. In the fourth quarter of fiscal 2001, the Company repurchased 1.8 million shares of Common Stock at $2.50 per share through a "Dutch Auction" tender offer. Under the terms of the offer, the Company invited its shareholders to tender their shares to the Company at prices specified by the tendering shareholders not in excess of $3.00 nor less than $2.20 per share, in ten-cent ($0.10) increments. The Company selected the lowest single per-share purchase price that would allow it to buy 1.5 million shares, or up to an additional 1.0 million shares at the Company's option.

At February 2, 2002, the Company has a total of 3,040,000 million shares of repurchased stock at an aggregate cost of $8.5 million which is reported by the Company as treasury stock and is reflected as a reduction in stockholders' equity.

In fiscal 2001, the Company utilized two brokerage firms in connection with the repurchase of the 863,000 shares of Common Stock. Sterling Financial Investment Group, Inc. ("Sterling Financial"), one of the firms used, is owned by a family relation of Seymour Holtzman, the Chairman of the Company's Board of Directors. The Company negotiated a commission of $0.03 per share with each brokerage firm for trades executed as part of the Company's stock repurchase program. The Company paid Sterling Financial total commissions of $20,940 for trades they executed as part of the Company's stock repurchase program.

These shares were purchased in the open market and were recorded by the Company as treasury stock and are reflected as a reduction in stockholders' equity. Treasury shares also include restricted shares of the Company which were forfeited by associates.

G. RELATED PARTIES

Jewelcor Management, Inc.

On October 28, 1999, the Company entered into a consulting agreement with Jewelcor Management, Inc. ("JMI") to assist in developing and implementing a strategic plan for the Company and for other related consulting services as may be agreed upon between JMI and the Company. Seymour Holtzman, who became the Company's Chairman of the Board on April 11, 2000, is the beneficial holder of approximately 22% of the outstanding Common Stock (principally held by JMI). He is also the President and Chief Executive Officer, and indirectly, with his wife, the primary shareholder of JMI. As compensation for these services, JMI was given the right to receive a non-qualified stock option to purchase up to 400,000 shares of Common Stock, exercisable at the closing price of the Common Stock on October 28, 1999. JMI was also entitled to certain additional compensation in respect of its services under the consulting agreement, which was paid to JMI in shares of Common Stock in lieu of cash. The total value of the compensation paid to JMI under this agreement was $347,560, which consisted of (i) stock options to purchase 400,000 shares of Common Stock, which was valued by an independent third party, using a growth model, at $63,560 and (ii) the issuance of 203,489 shares of Common Stock, which had an aggregate market value of $240,000.

On June 26, 2000, the Company extended its consulting arrangement with JMI for an additional one-year period commencing on April 29, 2000 and ending on April 29, 2001. As payment for services rendered under this extended agreement, the Company issued to JMI 182,857 non-forfeitable and fully vested shares of Common Stock. The fair value of those shares on June 26, 2000, the date of issuance, was $240,000 or $1.3125 per share. The agreement also includes a significant disincentive for non-performance, which would require JMI to pay to the Company a penalty equal to 150% of any unearned consulting services.

On May 25, 2001, the Board of Directors approved the extension of the existing consulting agreement with Jewelcor Management Inc. ("JMI") for an additional one-year term commencing on April 29, 2001 and ending on April 28, 2002. As payment for services rendered under this agreement, the Company issued to JMI 61,856 non-forfeitable and fully vested shares of Common Stock. The fair value of those shares on May 25, 2001, the date of issuance, was $240,000 or $3.88 per share.

On May 25, 2001, the Board of Directors decided to hire Mr. Holtzman, who had served as the Company's non-employee Chairman of the Company, as an officer and employee of the Company. In connection with the hiring of Mr. Holtzman, the Board granted Mr. Holtzman an option, outside of the 1992 Plan, to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $3.88 per share, equal to the closing price of the Common Stock on that date. The option represents the principal portion of Mr. Holtzman's compensation as an employee of the Company.

In fiscal 2000, the Company also reimbursed JMI in the amount of $400,000, which was paid in shares of Common Stock, for expenses incurred by JMI in connection with the 2000 proxy solicitation. Based on the closing price of the stock on October 29, 1999, JMI received 346,021 shares of Common Stock.

Arrangements with Other Directors

In fiscal 2000, the Company also entered into three consulting agreements with three of its other Board members: John J. Schultz, Robert L. Patron and George
T. Porter, Jr.

On October 28, 1999, the Company engaged John J. Schultz, under a consulting agreement, to act as President and Chief Executive Officer of the Company on an interim basis and to assist in the search for a permanent President and Chief Executive Officer. Mr. Schultz was paid a rate of $2,000 per day, payable at his election in cash or in shares of Common Stock, plus reimbursement of reasonable out-of-pocket expenses. Mr. Schultz was paid $63,179 and $83,311 as compensation and reimbursement of related expenses during fiscal 2001 and 2000, respectively. As part of his compensation, Mr. Schultz was also granted stock options exercisable for up to 95,000 shares of Common Stock. The per share exercise price of these options was the closing price of the Common Stock on the date of grant. On January 12, 2001, Mr. Schultz resigned as a Director of the Company. In conjunction with his resignation, Mr. Schultz exercised 105,000 options and sold the shares issued upon exercise back to the Company. Such options related to his services as a board member in addition to his consulting agreement. The Company paid Mr. Schultz $97,032, which represented the spread between the closing price of Common Stock on January 12, 2001 of $2.1875 per share and the exercise price of the various options. The Company holds these 105,000 repurchased shares of Common Stock as treasury stock at February 2, 2002.

On November 19, 1999, the Company entered into a consulting agreement with Business Ventures International, Inc., a company affiliated with Robert Patron, a member of the Company's Board, to advise the Company with regard to real estate matters. As compensation for these services, Mr. Patron is paid a rate of $2,000 per day, payable at his election in cash or in shares of Common Stock, plus reimbursement of reasonable out-of-pocket expenses. Mr. Patron was paid $35,362 and $14,000 as compensation and reimbursement of related expenses for fiscal 2001 and 2000, respectively. No compensation for professional services under this agreement were paid in fiscal 2002. As part of his compensation, Mr. Patron was also granted stock options exercisable for up to 30,000 shares of Common Stock. The per share exercise price of these options was the closing price of shares of Common Stock on the date of grant. All 30,000 options remain outstanding at February 2, 2002.

On February 8, 2000, the Company retained Mr. Porter as a consultant to advise the Company with regard to merchandising strategies and operations. As compensation for these services, Mr. Porter is paid a rate of $2,000 per day, payable at his election in cash or in shares of Common Stock, plus reimbursement of reasonable out-of-pocket expenses. Mr. Porter was paid $13,661 and $7,373 as compensation and reimbursement for related expenses for fiscal 2001 and 2000, respectively. No compensation for professional services under this agreement were paid in fiscal 2002. As part of his compensation, Mr. Porter was also granted stock options exercisable for up to 30,000 shares of Common Stock. The per share exercise price of these options was the closing price of shares of Common Stock on the date of grant. All 30,000 options remain outstanding at February 2, 2002.

On June 26, 2000, the Company extended a loan to David A. Levin, its President and Chief Executive Officer, in the amount of $196,875 in order for Mr. Levin to acquire from the Company 150,000 newly issued shares of Common Stock at the closing price of the Common Stock on that day. The Company and Mr. Levin entered into a secured promissory note, whereby Mr. Levin agrees to pay to the Company the principal sum of $196,875 plus interest due and payable on June 26, 2003. The promissory note bears interest at a rate of 6.53% per annum and is secured by the 150,000 acquired shares of Common Stock.

H. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan that covers all eligible employees who have completed one year of service. Under this plan, the Company may provide matching contributions up to a stipulated percentage of employee contributions. The expenses of the plan are fully funded by the Company; and the matching contribution, if any, is established each year by the Board of Directors. For fiscal 2002, the matching contribution by the Company was set at 50% of contributions by eligible employees up to a maximum of 6% of salary. The Company recognized $137,000, $159,000 and $141,000 of expense under this plan in fiscal 2002, 2001 and 2000, respectively.

I.RESTRUCTURING

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

The total cost of store closings and severance was $182,000 less than the original charge due to favorable lease negotiations on lease termination payments. As a result, the Company recognized income of $182,000 in the fourth quarter of fiscal 2001 which was reflected in the Provision for impairment of assets, store closings and severance on the Consolidated Statement of Operations for fiscal 2001. There is no remaining restructuring reserve balance at February 2, 2002.

J.ACQUISITIONS AND NEW BUSINESS ARRANGEMENTS

License Agreement with Candies, Inc.

In January 2002, the Company entered into a license agreement with Candie's, Inc. ("Candie's"), a leading designer and marketer of young women's footwear, apparel and accessories. The Candie's(R) license agreement provides the Company with the exclusive right to open and operate Candie's(R) branded stores in outlet malls and value centers throughout the United States and Puerto Rico as long as the Company opens the requisite number of outlet stores per year, and reaches 75 outlet stores in five years. Generally, to maintain the exclusivity in the value centers, the Company must open approximately five stores per year. If the Company does not maintain the store opening schedule required in the license agreement, the Company may lose the right to operate the existing stores within an exclusive radius until the expiration of the term. The license agreement also establishes that product purchased from Candie's will be priced according to a cost-plus formula. Among other terms of the license agreement, the Company can source its own Candie's(R) merchandise product for the retail stores of Candie's or its licensees cannot supply the appropriate merchandise assortments or quantities, as deemed by the Company.

In conjunction with this agreement, the Company also acquired from Candies, Inc. one of its existing outlet stores located in Wrentham, Massachusetts. The Company paid a purchase price of $434,000 for the appraised value of the assets, which included inventory of approximately $105,000, furniture and fixtures of approximately $154,000 and goodwill for the remaining $175,000. The Company also assumed the obligations associated with the real estate leases for that store. The operations of the Candie's(R) Outlet store, which were immaterial to the consolidated results for the Company, were included in financial results of the Company for the period of January 9, 2002 through February 2, 2002.

Joint Venture Agreement with EcKo Complex, LLC

Subsequent to fiscal 2002, the Company announced that it had entered into a joint venture with EcKo Complex, LLC ("EcKo"), a privately held company with worldwide annual sales exceeding $200 million, to open and operate EcKo(R) branded outlet stores throughout the United States. EcKo(R) is a leading design-driven lifestyle brand targeting young men and women.

Under the joint venture with EcKo, the Company, a 50.5% partner, would own and manage retail outlet stores bearing the name EcKo(R) Unltd. and featuring EcKo(R) branded merchandise. EcKo's contribution to the joint venture is the use of its trademark and the merchandise requirements at cost of the retail outlet stores. The Company will contribute all real estate and operating requirements of the retail outlet stores, including but not limited to, the real estate leases, payroll needs and advertising. Each partner will share in the operating profits of the joint venture, after each partner has received reimbursement for cost contributions. Under the terms of the agreement, the Company must maintain a prescribed store opening schedule and open 75 stores over a six year period in order to maintain the joint venture's exclusivity. At certain times during the term of the agreement, the Company may exercise a put option to sell its share of the retail joint venture, and EcKo has an option to acquire the Company's share of the retail joint venture at a price based on the performance of the retail outlet stores.

For financial reporting purposes, the joint venture's assets, liabilities and results of operations will be consolidated with those of the Company and EcKo's 49.5% ownership interest in the joint venture will be included in the Company's consolidated financial statements as minority interest.

K. SELECTED QUARTERLY DATA (UNAUDITED)

                                         FIRST QUARTER     SECOND QUARTER   THIRD QUARTER    FOURTH QUARTER      FULL YEAR
                                         ---------------------------------------------------------------------------------
                                                               (In Thousands, Except Per Share Data)
FISCAL YEAR 2002
Net Sales                                  $  39,395         $  47,698        $  54,301        $  53,725         $ 195,119
Gross Profit                                   9,405            13,015           12,644           12,157            47,221
Net Income (Loss) (1)                         (1,368)              715              538           (7,766)           (7,881)
Earnings (loss) per Share - Basic              (0.09)             0.05             0.04            (0.53)            (0.54)

Earnings (loss) per Share - Diluted            (0.09)             0.05             0.04            (0.53)            (0.54)
FISCAL YEAR 2001
Net Sales                                  $  39,379         $  45,693        $  56,587        $  52,871         $ 194,530
Gross Profit                                  10,652            13,421           17,385           13,527            54,985
Net Income (Loss)                               (474)            1,084            2,891             (285)            3,216
Earnings (loss) per Share - Basic              (0.03)             0.07             0.18            (0.02)             0.20
Earnings (loss) per Share - Diluted            (0.03)             0.06             0.18            (0.02)             0.20

(1) In the fourth quarter of fiscal 2002, the Company recorded a write-down of its deferred tax assets of $8.0 million attributable to the potential that certain federal net operating loss carryforwards may not be realizable.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 3, 2000, Deloitte & Touche LLP resigned as the Company's independent accountants. On October 11, 2000, Ernst & Young LLP (Ernst & Young) was engaged as the Company's new principal independent auditors. The Company's Board of Directors and its Audit Committee unanimously approved the change of principal independent auditors.

Since Deloitte & Touche LLP was retained on December 21, 1999 and thereafter through October 3, 2000, there were no disagreements between the Company and Deloitte & Touche LLP on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused Deloitte & Touche LLP to make reference to the subject matter thereof in its reports. Since Deloitte & Touche LLP was retained on December 21, 1999 and thereafter through October 3, 2000, there was no occurrence of the kinds of events described in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission. In addition, none of the reports issued by Deloitte & Touche LLP concerning the Company's financial statements since it was retained on December 21, 1999 and thereafter through October 3, 2000 contain any adverse opinion or disclaimer of opinion. Such report was not qualified or modified as to uncertainty, audit scope, or accounting principles.

PART III.

Item 10. Directors and Executive Officers of the Registrant

Certain information concerning the directors of the Company is set forth below:

                                                                                                     DIRECTOR
              NAME (1)               AGE                            POSITION                           SINCE
              ---------            -------                      --------------                     -------------
Seymour Holtzman...............       65          Chairman of the Board and Director                    2000

David A. Levin.................       51          President, Chief Executive Officer and Director       2000

Stanley I. Berger..............       72          Director                                         1976-1999
                                                                                                    and 2000

Jesse Choper...................       66          Director (2),(3)                                      1999

Alan Cohen.....................       65          Director                                              2000

Jeremiah P. Murphy, Jr.........       50          Director (2),(4)                                      1999

Joseph Pennacchio..............       55          Director (2),(3),(4)                                  1999

George T. Porter, Jr...........       55          Director                                              1999

(1) Robert Patron, a director of the Company since October 2000, resigned his position effective March 11, 2002.

(2)   Current member of the Audit Committee.

(3)   Current member of the Compensation Committee.

(4)   Current member of the Corporate Governance Committee.

Seymour Holtzman was appointed a director of the Company on April 7, 2000 and Chairman of the Board on April 11, 2000. On May 25, 2001, the Board of Directors of the Company hired Mr. Holtzman as an officer and an employee of the Company. Mr. Holtzman is Chairman and Chief Executive Officer of: Jewelcor Management Inc.; C.D. Peacock, Inc., a prominent Chicago, Illinois retail jewelry establishment; and S.A. Peck & Company, a retail and mail order jewelry company. In addition, Mr. Holtzman served as President and Chief Executive Officer of Jewelcor Incorporated (a formerly New York Stock Exchange listed company) from 1973 to 1988. From 1986 to 1988, Mr. Holtzman was Chairman and Chief Executive Officer of Gruen Marketing Corporation (a formerly American Stock Exchange listed company), which distributed watches nationwide and operated retail factory outlets. Mr. Holtzman is currently on the Board of Directors of Little Switzerland, Inc. and Ambanc Holding Co., Inc.

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

Jesse Choper was elected a director of the Company on October 8, 1999. Mr. Choper is the Earl Warren Professor of Public Law at the University of California at Berkeley School of Law, where he has taught since 1965. From 1960 to 1961 Professor Choper was a law clerk for Supreme Court Chief Justice Earl Warren. Mr. Choper is also on the Board of Directors of musicmaker.com, Inc.

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

Jeremiah P. Murphy, Jr. was elected a director of the Company on October 8, 1999. Mr. Murphy has been the President of the Harvard Cooperative Society, a 120-year-old member based retail business, since 1992. From 1987 to 1992, Mr. Murphy was Vice-President/General Manager of Neiman Marcus' largest and most profitable store, North Park in Dallas, Texas.

Joseph Pennacchio was elected a director of the Company on October 8, 1999. Mr. Pennacchio has been Chief Executive Officer of Aurafin LLC, a privately held jewelry manufacturer and wholesaler, since 1997. From May 1994 to May 1996, Mr. Pennacchio was President of Jan Bell Marketing, a $250 million jewelry retailer, which is listed on the American Stock Exchange. Mr. Pennacchio was also President of Jordan Marsh Department Stores from 1992 to 1994.

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

Executive Officers

Dennis R. Hernreich, 45, has been Senior Vice President, Chief Financial Officer and Treasurer since September 5, 2000. Prior to joining the Company, from 1996 through 1999, Mr. Hernreich held the position of Senior Vice President and Chief Financial Officer of Loehmann's Inc., a national retailer of women's apparel. Most recently, from 1999 to August 2000, Mr. Hernreich was Senior Vice President and Chief Financial Officer of Pennsylvania Fashions, Inc., a 275-store retail outlet chain operating under the name Rue 21.

Ronald N. Batts, 52, has been Senior Vice President of Operations since October 22, 2001. Mr. Batts previously worked as Senior Vice President of Retail for the Haggar Clothing Company where he established and directed Haggar Direct, Inc., a consumer direct start-up company. Prior to Haggar, Mr. Batts was Chief Operating Officer for Mothercare stores, a 238 store national maternity and childrenswear specialty chain. In addition, he has served as Chief Executive Officer of CSVA, Inc., a venture capital funded retail acquisition company, as President of Eckerd Apparel, a division of Jack Eckerd Corporation, and as President of two divisions of Mercantile Stores.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities (collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership with the Commission. The Reporting Persons are required to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during fiscal 2002 and Forms 5 and amendments thereto furnished to the Company with respect to fiscal 2002, the Company believes that the current Reporting Persons complied with all applicable Section 16(a) reporting requirements and all required reports were filed in a timely manner.

Item 11. Executive Compensation

      Summary Compensation Table. The following Summary Compensation Table sets forth certain information regarding compensation paid or accrued by the Company with respect to the Chief Executive Officer, the Chief Financial Officer and the Senior Vice President of Operations of the Company as of the end of fiscal 2002 and as of February 3, 2001 ("fiscal 2001"). The table also includes two former executives of the Company, including John J. Schultz, former Interim President and Chief Executive Officer from January 2000 through April 2000, and Dan O. Paulus, former Senior Vice President and General Merchandising Manager who resigned November 14, 2000 (collectively, the "Named Executive Officers"), for fiscal 2001 and the fiscal year ended January 29, 2000 ("fiscal 2000").

                           Summary Compensation Table

                                                                                    Long-Term
                 Name and                                       Annual            Compensation
            Principal Position            Fiscal             Compensation            Awards      All Other
           (at February 2, 2002)           Year           Salary       Bonus         Options    Compensation(1)
           ---------------------           ----           ------       -----         -------    ---------------
Seymour Holtzman                          2002         $  18,616    $     -0-        300,000      $       -0-
 Chairman of the Board (2)

David A. Levin                            2002         $ 382,374          -0-        125,000      $   14,484
 President and Chief Executive            2001         $ 311,758          -0-        300,000      $      449
 Officer

Dennis R. Hernreich                       2002         $ 229,615    $ 15,000         100,000      $    6,829
 Senior Vice President and                2001         $ 121,610    $  6,250          85,000      $   85,307
 Chief Financial Officer and
 Treasurer (3)

Ronald N. Batts                           2002         $  86,432    $  6,000          50,000      $   10,403
 Senior Vice President of Operations (4)

John J. Schultz                           2001         $  63,179    $     -0-         60,000      $       -0-
 Former Interim President and             2000         $  58,000    $     -0-         30,000      $       -0-
 Chief Executive Officer (5)

Dan O. Paulus                             2001         $ 221,928    $     -0-         35,000      $    5,570
 Former Senior Vice President and         2000         $ 233,700    $ 70,000              -0-     $    3,540
 General Merchandise Manager (6)

---------------
(1) The amounts disclosed in this column with respect to fiscal 2002 represent: (i) payments by the Company of insurance premiums for term life insurance for the benefit of the executive officers (Mr. Levin $3,131, Mr. Hernreich $411 and Mr. Batts $124); (ii) matching contributions made by the Company for the benefit of each of the following executive officers to the Company's retirement plan (the "401(k) Plan") established pursuant to
      Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code") (Mr. Levin $4,482 and Mr. Hernreich $469); (iii) car allowances (Mr. Levin $6,872 and Mr. Hernreich $2,771); and (iv) reimbursement for relocation costs (Mr. Hernreich $3,177 and Mr. Batts $10,279).

(2) Mr. Holtzman was hired by the Company as an executive officer and employee of the Company on May 25, 2001. As compensation for his services, the Company granted to Mr. Holtzman an option to purchase up to 300,000 shares of the Company's common stock, see "Employment Agreements" for more discussion.

(3) Mr. Hernreich's employment agreement entitles him to receive minimum monthly payments in respect of his annual bonus at the rate of $1,250 per month. Any annual bonus that the Compensation Committee determines shall be paid to Mr. Hernreich would be reduced by the total of all such payments made to the executive. During fiscal 2002 and fiscal 2001, Mr. Hernreich received a total of $15,000 and $6,250, respectively.

(4) Mr. Batts has been Senior Vice President of Operations since October 22, 2002. Mr. Batts' employment agreement entitles him to receive minimum monthly payments in respect of his annual bonus at the rate of $2,000 per month for the initial term of the agreement. Any annual bonus that the Compensation Committee determines shall be paid to Mr. Batts would be reduced by the total of all such payments made to the executive. During fiscal 2002, Mr. Batts received a total of $6,000, which represents the three months from when Mr. Batts started with the Company.

(5) Mr. Schultz acted in the position of interim President and Chief Executive Officer from October 20, 1999 until April 10, 2000.

(6) Mr. Paulus served as the Company's Senior Vice President and General Merchandise Manager from February 4, 2000 to November 14, 2000.

Option Grants Table. The following Option Grants Table sets forth certain information as of February 2, 2002, regarding stock options granted during fiscal 2002 by the Company to the Named Executive Officers.

                        Option Grants In Last Fiscal Year

                                                                                                   Potential Realizable
                                             Individual Grants                                       Value of Assumed
                          ------------------------------------------------------                       Annual Rates of
                                                        Percent of                                     Stock Price
                                 Number of            Total Options                                  Appreciation for
                          Shares of Common Stock         Granted       Exercise                       Option Term (1)
                                Underlying          to Employees in    Price Per   Expiration         ---------------
                              Options Granted          Fiscal Year       Share        Date           5%           10%
                          -----------------------   ----------------   ---------   ----------     -----------------------
Seymour Holtzman                    300,000               33.8%         $  3.88      5/25/11      $ 732,033   $ 1,855,116

David A. Levin                      125,000               14.1%         $  3.88      5/25/11      $ 305,014   $   772,965

Dennis R. Hernreich                 100,000               11.3%         $  3.88      5/25/11      $ 244,011   $   618,372

Ronald N. Batts                      50,000                5.6%         $  2.75     10/22/11      $  86,473   $   219,140

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

Aggregate Option Exercises and Fiscal Year-End Option Value Table. The following table sets forth information for the Named Executive Officers with respect to the exercise of stock options during the fiscal year ended February 2, 2002 and the year-end value of unexercised options.

  Aggregated Option Exercises in Fiscal 2002 and Fiscal Year-End Option Values
                         Number and Value of Securities

                                                                       Underlying Exercisable/
                                                                      Unexercisable Shares (1)
                          Shares                               ------------------------------------
                         Acquired on         Value             Exercisable            Unexercisable
Name                    Exercise  (#)    Realized ($)     # of Shares  Value       # of shares   Value
-----------------------------------------------------------------------------------------------------------
Seymour Holtzman             -0-              -0-           15,000    $  40,938     315,000  $   77,563
David A. Levin               -0-              -0-          100,000    $ 281,250     325,000  $  577,500
Dennis R. Hernreich          -0-              -0-           28,334    $  52,293     156,666  $   16,582
Ronald N. Batts              -0-              -0-               -0-   $      -0-     50,000  $   62,500

(1) Amounts are based on the difference between the closing price of the Company's Common Stock on February 1, 2002 ($4.00) and the exercise price.

401(k) Plan

On January 27, 1993, the Board of Directors adopted the 401(k) Plan. All eligible employees of the Company are entitled to participate in such plan. The 401(k) Plan permits each participant to defer up to fifteen percent of such participant's annual salary up to a maximum annual amount ($11,000 in calendar year 2002 and $10,500 in calendar years 2001 and 2000). The Board of Directors of the Company may determine, from fiscal year to fiscal year, whether and to what extent the Company will contribute to the 401(k) Plan by matching contributions made to such plan by eligible employees. During fiscal 2002, the matching contribution by the Company continued to be 50% of contributions by eligible employees up to a maximum of six percent of salary.

Key Man Insurance

In fiscal 2001, the Company obtained a key man life insurance policy in the amount of $2,000,000 on the life of Mr. Levin. In fiscal 2002, the Company obtained a key man life insurance policy in the amount of $2,000,000 on the life of Mr. Hernreich.

Employment Agreements

The Company entered into an employment agreement, effective as of March 31, 2000, with David A. Levin for a two-year term ending April 10, 2002. Mr. Levin's agreement was extended on April 10, 2001 by unanimous consent of the Board of Directors for an additional two- year term to end on April 10, 2004.

As of September 4, 2000, the Company entered into an employment agreement with Dennis R. Hernreich for a one-year term ending September 1, 2001. Mr. Hernreich's agreement was also extended as of April 25, 2001 by the unanimous consent of the Board of Directors for an additional one-year term to end on September 4, 2002.

As of October 22, 2001, the Company entered into an employment agreement with Ronald N. Batts for a one-year term ending October 22, 2002.

All three of these employment agreements with Messrs. Levin, Hernreich and Batts (collectively, the "Employment Agreements") automatically renew for successive one-year terms unless either party notifies the other to the contrary at least 90 days, or 60 days in the case of Mr. Batts, prior to expiration of the then current term.

The Employment Agreements require each executive officer to devote substantially all of the executive officer's time and attention to the business of the Company as necessary to fulfill his respective duties. Pursuant to the Employment Agreements, Messrs. Levin, Hernreich and Batts will be paid a base salary at an annual rate of $375,000, $225,000 and $240,000, respectively. The Employment Agreements with Messrs. Hernreich and Batts also contain a guaranteed discretionary prepayment of bonus in the annual amount of $15,000 and $24,000, respectively. The Employment Agreements provide that the annual rate of base salary for the renewal term may be increased by the Compensation Committee of the Board of Directors in its sole discretion. The Employment Agreements also provide for the payment of bonuses in such amounts as may be determined by the Compensation Committee. While Messrs. Levin, Hernreich and Batts are employed by the Company, the Company will provide each executive an automobile allowance in the amount of $600 per month. Each executive is entitled to vacation and to participate in and receive any other benefits customarily provided by the Company to its senior executives (including any bonus, retirement, short and long-term disability insurance, major medical insurance and group life insurance plans in accordance with the terms of such plans), including stock option plans, all as determined from time to time by the Compensation Committee.

The Employment Agreements for Messrs. Hernreich and Batts also provide for compensation to relocate to the Boston area. In accordance with their agreements, Messrs. Hernreich and Batts are entitled to receive a total amount of $85,000 for moving costs associated with their relocation to Boston. Mr. Hernreich received $85,000 less applicable taxes in fiscal 2001. In addition, Messrs. Hernreich and Batts are entitled to receive reimbursement for reasonable expenses associated with their temporary living arrangements.

Mr. Levin is entitled to receive an annual bonus of up to 50%, Mr. Hernreich is entitled to receive an annual bonus of up to 45%, and Mr. Batts is entitled to receive an annual bonus of up to 40% of their respective annual base salaries depending on the performance of the Company. The Compensation Committee of the Board of Directors shall determine, in its sole discretion, the amount of bonus to be paid to the executive officers. Mr. Levin is entitled to receive an annual bonus of 10% if the Company meets its annual projections for its fiscal budget plan, as approved by the Board of Directors. Any bonus paid to Messrs. Hernreich and Batts will first be reduced by the amount of the prepaid discretionary bonuses discussed above. No bonuses were paid, above the $15,000 paid to Mr. Hernreich and the $6,000 paid to Mr. Batts, in fiscal 2002.

On January 31, 2002, the Compensation Committee increased Messrs. Levin's and Hernreich's base salary to $430,000 and $280,000, respectively. Under the new terms, Mr. Hernreich's guaranteed discretionary prepayment of bonus is eliminated going forward. Messrs. Levin and Hernreich also received bonuses for fiscal 2002 of $70,000 and $45,000, respectively. These bonuses were paid in fiscal 2003; however, Mr. Hernreich's paid bonus was $30,000 which reflected the $15,000 prepayment paid in fiscal 2002.

The Employment Agreements provide that in the event the executive officer's employment is terminated by the Company at any time for any reason other than "justifiable cause" (as defined in the Employment Agreements), disability or death, the Company is required to pay executive the lesser of (1) the base salary for the remaining term of the related Employment Agreement or (2) an amount equal to one half of the executive's annual salary. If the remaining term of the related Employment Agreement on the date of termination is more than six months, the executive must make a good faith effort to find new employment and mitigate damages, costs and expenses to the Company. If he is terminated without justifiable cause within one year after a Change of Control of the Company (as defined in the Employment Agreements) has occurred, the executive shall receive a lump sum payment in the amount of (1) the base salary for the remaining term of the related Employment Agreement or (2) an amount equal to the current base salary for one year. The Employment Agreements contain confidentiality provisions pursuant to which each executive agrees not to disclose confidential information regarding the Company. The Employment Agreements also contain covenants pursuant to which each executive agrees, during the term of his employment and for a one-year period following the termination of his employment, not to have any connection with any business which competes with the business of the Company.

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

On May 25, 2001, the Board of Directors hired Seymour Holtzman, who had served as the Company's non-employee Chairman of the Board, as an executive officer and employee of the Company. In connection with his hiring, the Board awarded Mr. Holtzman an option to purchase an aggregate of 300,000 shares of the Company's Common Stock at $3.88 per share, equal to the closing price of the Common Stock on that date. The option vests at a rate of 100,000 shares per year over three years and expires ten years from date of grant. The option represents the principal portion of Mr. Holtzman's compensation as an employee of the Company. Except for payment to Mr. Holtzman of $3,000 for his non-employee director fees, which were received prior to May 25, 2001, Mr. Holtzman received $18,616 in compensation during fiscal 2002.

Director Compensation

During fiscal 2002, non-employee directors of the Company were paid $3,000 plus expenses for each meeting of the Board of Directors in which they participated. During fiscal 2001, non-employee directors of the Company were paid, in addition to reimbursement of expenses, for meetings of committees of the Board in which they participated as follows: $3,000 for each Compensation Committee meeting; $1,500 for each Audit Committee meeting; and $1,500 for each Corporate Governance Committee meeting. During fiscal 2002, non-employee directors of the Company were also eligible to participate in the Company's 1992 Stock Incentive Plan, as amended (the "1992 Stock Incentive Plan"). Prior to January 20, 2000, under the provisions of the 1992 Stock Incentive Plan, each non-employee director of the Company who was elected by the stockholders to the Board would automatically be granted, upon such election, a stock option to purchase 10,000 shares of Common Stock at the fair market value of Common Stock on the date of grant. Each non-employee director of the Company who was re-elected by the stockholders to the Board would be granted, upon such re-election, a stock option to purchase 3,000 shares of Common Stock at the then fair market value of Common Stock. On January 20, 2000, the Board of Directors amended the plan to provide for the grant to each non-employee director of the Company a stock option to purchase 15,000 shares of Common Stock upon such director's election and a stock option to purchase 15,000 shares of Common Stock upon such director's re-election. On June 26, 2001, the plan was further amended by the Board of Directors to provide that each of such stock options would become exercisable in three equal annual installments commencing with the date of grant. All options are granted with a term of ten years .

The 1992 Stock Incentive Plan also provides that non-employee directors of the Company may elect to receive all or a portion of their directors' fees, on a current or deferred basis, in shares of Common Stock that are free of any restrictions under the 1992 Stock Incentive Plan by entering into an irrevocable agreement with the Company in advance of the beginning of a calendar year. During fiscal 2002, all non-employee directors elected to receive their directors' fees in Common Stock.

Compensation Committee Interlocks and Insider Participation

Persons serving on the Compensation Committee had no relationships with the Company in fiscal 2002 other than their relationship to the Company as directors entitled to the receipt of standard compensation as directors and members of certain committees of the Board and their relationship to the Company as beneficial owners of shares of Common Stock and options exercisable for shares of Common Stock. No person serving on the Compensation Committee or on the Board of Directors is an executive officer of another entity for which an executive officer of the Company serves on such entity's board of directors or compensation committee.

                          COMPENSATION COMMITTEE REPORT

Decisions concerning the compensation of the Company's executive officers generally are made by the two-member Compensation Committee of the Board of Directors. Each member of the Compensation Committee is a non-employee director of the Company. This Compensation Committee Report summarizes the Company's executive officer compensation practices and policies for fiscal year 2002. The Compensation Committee consists of two members, Joseph Pennacchio and Jesse Choper.

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

(1) Annual Component: Base Salary and Annual Incentive Bonus

The Compensation Committee reviews all base salaries for executive officers and establishes them by reviewing the performance of each executive officer, evaluating the responsibilities of each executive officer's position and comparing the executive officers' salaries with salaries of executive officers of other companies in the specialty retail apparel industry (the "Industry"). The Compensation Committee defines the Industry as public companies in the specialty retail apparel business with similar sales and market capitalization. Annual base salary adjustments are influenced by the Company's performance in the previous fiscal year and the individual's contribution to that performance, the individual's performance, promotions of the individual that may have occurred during the fiscal year, and any increases in the individual's level of responsibility (which is measured by various factors including, but not limited to, the number of departments and employees for which the executive officer is responsible). Under the Company's employment agreements with Messrs. Levin, Hernreich and Batts, compensation for such executive officers had a base salary element and annual cost of living increases for fiscal 2002. As discussed previously, on January 31, 2002, the Compensation Committee increased the base salaries of Messrs. Levin and Hernreich.

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

The Securities and Exchange Commission requires that this Compensation Committee Report comment upon the Compensation Committee's policy with respect to Section 162(m) of the Internal Revenue Code, which limits the Company's tax deduction with regard to compensation in excess of $1 million paid to the chief executive officer and the four most highly compensated executive officers (other than the chief executive officer) at the end of any fiscal year unless the compensation qualifies as "performance-based compensation." The Compensation Committee's policy with respect to Section 162(m) is to make every reasonable effort to cause compensation to be deductible by the Company while simultaneously providing executive officers of the Company with appropriate rewards for their performance.

                           THE COMPENSATION COMMITTEE
                                Joseph Pennacchio
                                  Jesse Choper

                                PERFORMANCE GRAPH

      The following Performance Graph compares the Company's cumulative stockholder return with that of a broad market index (Standard & Poor's Industrials Index) and one published industry index (Standard & Poor's 500 - Composite Retail Index) for each of the most recent five years ended January 31. The cumulative stockholder return for shares of the Company's Common Stock and each of the indices is calculated assuming that $100 was invested on January 31, 1997. The Company paid no cash dividends during the periods shown. The performance of the indices is shown on a total return (dividends reinvested) basis. The graph lines merely connect January 31 of each year and do not reflect fluctuations between those dates. In addition there is a chart of the annual percentage return of the Company's Common Stock, the S & P Industrial and Composite Retail 500.

                               [GRAPHIC OMITTED]


                            Annual Return Percentage
                                  Years Ending

Company/Index                             Jan 98          Jan 99     Jan 00       Jan 01       Jan 02
DESIGNS, INC.                             (63.54)          28.58     (46.67)       50.00        77.78
S&P INDUSTRIALS                            23.80           32.14      16.12        (8.48)      (18.56)
COMPOSITE RETAIL- 500                      46.73           62.73      (1.65)        3.46         4.13

                                 Indexed Returns

                                Base Period
Company/Index                     Jan 97       Jan 98     Jan 99     Jan 00       Jan 01       Jan 02
DESIGNS, INC.                       100         36.46      46.88      25.00        37.50        66.67
S&P INDUSTRIALS                     100        123.80     163.59     189.96       173.86       141.59
COMPOSITE RETAIL - 500              100        146.73     238.78     234.85       242.97       253.01

To supplement the five year historical performance shown above, below is a Performance Graph which compares the Company's cumulative stockholder return since the change in control which occurred in October 1999. At the Company's Annual Meeting of Stockholders held in October 1999, the stockholders voted to elect a new slate of directors supported by Jewelcor Management, Inc.

                               [GRAPHIC OMITTED]

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

      The following table sets forth certain information with respect to persons known to the Company to be the beneficial owners of more than five percent of the issued and outstanding shares of Common Stock as of April 8, 2002. The Company is informed that, except as indicated, each person has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such person, subject to community property laws where applicable.

                                                                        Number of Shares               Percent
Name and Address of Beneficial Owner                                   Beneficially Owned           of Class (1)
------------------------------------                                   ------------------           ------------
Jewelcor Management, Inc...........................................         3,152,223 (2)                21.06%
100 N. Wilkes Barre Blvd.
Wilkes Barre, Pennsylvania  18702

Franklin Resources, Inc............................................         1,030,000 (3)                 7.07%
One Franklin Parkway
San Mateo, California 94403

Stanley I. Berger..................................................         1,004,679 (4)                 6.88%
100 Essex Road
Chestnut Hill, Massachusetts  02467

Dimensional Fund Advisors..........................................           791,400 (5)                 5.43%
1299 Ocean Avenue, 11th Floor
Santa Monica, California 90401

----------
(1) As of April 8, 2002, 14,567,886 shares of Common Stock were issued and outstanding.

(2) The Company has received a Statement of Changes in Beneficial Ownership on Form 4 dated February 4, 2002, stating that Jewelcor Management Inc. ("JMI") was the beneficial owner of the number of shares of Common Stock set forth opposite its name in the table. Includes options to acquire 400,000 shares of Common Stock. Excludes 132,765 shares, including options to acquire 120,000 shares, owned individually by Seymour Holtzman and 30,000 shares owned by Mr. Holtzman's grandchildren. Mr. Holtzman is the Chairman, President and Chief Executive Officer and, indirectly with his wife, the primary shareholder of JMI.

(3) The Company has received a Schedule 13G dated February 14, 2002, stating that Franklin Resources, Inc. was the beneficial owner of the number of shares of Common Stock set forth opposite its name in the table.

(4)   Includes options to acquire 25,000 shares of Common Stock.

(5) The Company has received a Schedule 13G dated January 30, 2002, stating that Dimensional Fund Advisors was the beneficial owner of the number of shares of Common Stock set forth opposite its name in the table.

Security Ownership of Management

      The following table sets forth certain information as of April 8, 2002, with respect to the directors of the Company, the Named Executive Officers and the directors and executive officers of the Company as a group. Except as indicated, each person has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such person, subject to community property laws where applicable.

                                                                        Number of Shares               Percent
Name and Title                                                         Beneficially Owned           of Class (1)
--------------                                                         ------------------           ------------
Seymour Holtzman                                                          3,314,988 (2)                 21.97%
     Chairman of the Board and Director

David A. Levin                                                              457,167 (3)                  3.09%
     Chief Executive Officer, President and Director

Dennis R. Hernreich                                                          84,268 (4)                  *
     Chief Financial Officer, Senior Vice President and Treasurer

Ronald N. Batts                                                                  --                       *
     Senior Vice President of Operations

Stanley I. Berger, Director                                               1,004,679 (5)                  6.88%

Jesse Choper, Director                                                       67,136 (5)                  *

Alan Cohen, Director                                                         42,545 (5)                  *

Jeremiah P. Murphy, Jr. , Director                                           63,446 (5)                  *

Joseph Pennacchio, Director                                                  60,332 (5)                  *

George T. Porter, Jr. , Director                                             82,283 (6)                  *

Directors and Executive Officers as a group (10 persons)(8)               5,176,844(2)(7)               33.25%

----------

*     Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable, or that become exercisable within 60 days, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 14,567,886 shares of Common Stock outstanding as of April 8, 2002, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d-3(d)(1) under the Exchange Act.

(2) Mr. Holtzman may be deemed to have shared voting and investment power over 3,314,988 shares of Common Stock, which includes 3,152,223 shares (including options to acquire 400,000 shares) beneficially owned by JMI, of which Mr. Holtzman is the Chairman, President and Chief Executive Officer and indirectly, with his wife, the primary shareholder; 132,765 shares owned individually, which includes 120,000 shares subject to stock options exercisable within 60 days; and 30,000 shares owned by Mr. Holtzman's grandchildren as to which he disclaims beneficial ownership.

(3) Includes 241,667 shares subject to stock options exercisable within 60 days.

(4) Includes 61,668 shares subject to stock options exercisable within 60 days.

(5) Includes 25,000 shares subject to stock options exercisable within 60 days.

(6) Includes 55,000 shares subject to stock options exercisable within 60 days.

(7) Includes 1,003,335 shares subject to stock options exercisable within 60 days.

(8) Excludes 560,790 shares owned by Mr. Patron whom ceased to be a director of the Company during fiscal year 2002.

Item 13. Certain Relationships and Related Transactions

Jewelcor Management, Inc.

On October 28, 1999, the Company entered into a consulting agreement with Jewelcor Management, Inc. ("JMI") to assist in developing and implementing a strategic plan for the Company and for other related consulting services as may be agreed upon between JMI and the Company. Seymour Holtzman, who became the Company's Chairman of the Board of Directors on April 11, 2000, is a beneficial holder of approximately 22% of the outstanding Common Stock of the Company (principally held by JMI). He is also the President and Chief Executive Officer, and indirectly, with his wife, the primary shareholder of JMI. In fiscal 2000, JMI received compensation under this agreement totaling $347,560 which consisted of (i) a stock option to purchase 400,000 shares of the Company's Common Stock, which was valued by an independent third party, using a growth model, at $63,560 and (ii) the issuance of 203,489 shares of the Company's Common Stock, which had an aggregate market value of $240,000.

In June 2000, JMI received 182,857 non-forfeitable and fully vested shares of the Company's Common Stock in connection with the Company extending its consulting arrangement with JMI for an additional one-year period commencing on April 29, 2000 and ending on April 29, 2001. The fair value of those shares on June 26, 2000, the date of issuance, was $240,000 or $1.3125 per share. This consulting agreement was again extended through April 29, 2002 at the same terms and conditions. Under this extended agreement, JMI receives Common Stock of the Company each month equal to $20,000 per month. The agreement also includes a significant disincentive for non-performance, which would require JMI to pay to the Company a penalty equal to 150% of any unearned consulting services.

In fiscal 2000, the Company also reimbursed JMI in the amount of $400,000, which was paid in shares of the Company's Common Stock, for expenses incurred by JMI in connection with the October 1999 proxy solicitation. Based on the closing price of the stock on October 29, 1999, JMI received 346,021 shares of the Company's Common Stock.

Certain Arrangements with Other Directors

On February 8, 2000, the Company retained Mr. Porter as a consultant to advise the Company with regard to merchandising strategies and operations. As compensation for these services, Mr. Porter is paid a rate of $2,000 per day, payable at his election in cash or in shares of Common Stock, plus reimbursement of reasonable out-of-pocket expenses. Mr. Porter was paid $4,000 and $13,661 as compensation and reimbursement of related expenses for fiscal 2002 and 2001, respectively. As part of his compensation, Mr. Porter was also granted stock options exercisable for up to 30,000 shares of the Company's Common Stock. The per share exercise price of these options was the closing price of the Common Stock on the date of grant.

In June 2000, the Company extended a loan to David A. Levin, its President and Chief Executive Officer, in the amount of $196,875 in order for Mr. Levin to acquire from the Company 150,000 newly issued shares of the Company's Common Stock at the closing price of the Common Stock on that day. The Company and Mr. Levin entered into a secured promissory note, whereby Mr. Levin agrees to pay to the Company the principal sum of $196,875 plus interest due and payable on June 26, 2003. The promissory note bears interest at a rate of 6.53% per annum and is secured by the 150,000 acquired shares of the Company's Common Stock.

                                    PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

14(a)(1) Financial Statements

The list of consolidated financial statements and notes required by this Item 14(a)(1) is set forth in the "Index to Financial Statements" on page 24 of this Annual Report.

14(a)(2) Financial Statement Schedules

Schedule II- Valuation and Qualifying Accounts for the three fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000 on page 65 of this Annual Report.

All other schedules, other than the schedule listed above, have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements or notes thereto.

14(a)(3) Exhibits

The list of exhibits required by this Item 14(a)(3) is set forth in the "Index to Exhibits" beginning on page 66 of this Annual Report.

14(b) Reports on Form 8-K

None.

                                   SCHEDULE II
                                  DESIGNS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
               For the Three Fiscal Years Ended February 2, 2002

                                           Balance at                                               Balance
                                          Beginning of        Net Provision          Charges/        At End
                   Description                Year              (Benefit)           Write-offs        Year
                                                              (In thousands)
Accrued Restructuring Reserves
Year ended January 29, 2000                   $7,161              $14,545 (1)       $(15,010)        $6,696 (3)
Year ended February 3, 2001                    6,696                 (182)(2)         (5,662)           852 (4)
Year ended February 2, 2002                      852                   --               (852)             0

(1) Included in the severance and store closing charge for fiscal 2000 of $14.5 million, is a markdown reserve of $7.8 million which was included in costs of goods sold for the fiscal 2000. In addition, the total provision of $14.5 million, included restructuring income of $717,000 recorded in the fourth quarter due to excess reserves which were established in fiscal 1999.

(2) The ($182,000) recognized in fiscal 2001 represents income recognized as a result of favorable lease negotiations on lease termination payments relating to the fiscal 2000 restructuring program.

(3) Included in the reserve balance at year end is a markdown reserve of $3.5 million which was included in inventory on the consolidated balance sheet.

(4) Included in the reserve balance at year end are the remaining severance and landlord settlement payments to be made in accordance with the fiscal 2000 restructuring program.

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

3.4       By-Laws of the Company, as amended (included as Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q dated
          December 12, 2000, and incorporated herein by reference).            *

10.1      1992 Stock Incentive Plan, as amended (included as Exhibit
          10.1 to the Company's Quarterly Report on Form 10-Q dated
          September 18, 2001, and incorporated herein by reference).           *

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

10.4      Amendment to the Amended and Restated Trademark License
          Agreement dated March 22, 2000 (included as Exhibit 10.7 to the Company's Annual Report on Form 10-K dated April 28,
          2000, and incorporated herein by reference).                         *

10.5      Second Amended and Restated Loan and Security Agreement
          dated as of December 7, 2000 among the Company and Fleet
          Retail Finance Inc., as agent for the Lender(s) identified therein (included as Exhibit 10.12 to the Company's
          Quarterly Report on Form 10-Q dated December 12, 2000, and
          incorporated herein by reference).                                   *

10.6      Amendment and Distribution Agreement dated as of October 31,
          1998 among the Designs Partner, the Levi's Only Stores
          Partner and the Original Levi Store Partnership (included as
          Exhibit 10.2 to the Company's Current Report on Form 8-K
          dated December 3, 1998, and incorporated herein by
          reference).                                                          *

10.7      Guaranty by the Company of the indemnification obligation of the Designs Partner dated as of October 31, 1998 in favor of
          LS & Co. (included as Exhibit 10.3 to the Company's Current
          Report on Form 8-K dated December 3, 1998, and incorporated
          herein by reference).                                                *

10.8      Asset Purchase Agreement between Levi's Only Stores and the
          Company relating to
          the sale by the Company of stores located in Minneapolis,
          Minnesota dated January 28, 1995 (included as Exhibit 10.9 to the Company's Current Report on Form 8-K dated April 24,
          1995, and incorporated herein by reference).                         *

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

10.12     Agreement Regarding Leases dated November 2, 2000 between
          the Company and O.M. 66 B Street LLC (included as Exhibit
          10.41 to the Company's Quarterly Report on Form 10-Q dated
          December 12, 2000, and incorporated herein be reference).            *

10.13     Consulting Agreement dated as of December 15, 1999 between the Company and George T. Porter, Jr. (included as Exhibit
          10.22 to the Company's Annual Report Form 10-K dated April
          28, 2000, and incorporated herein by reference).                     *

10.14     Consulting Agreement dated as of November 14, 1999 between the Company and Business Ventures International, Inc.
          (included as Exhibit 10.23 to the Company's Annual Report on
          Form 10-K dated April 28, 2000, and incorporated herein by
          reference).                                                          *

10.15     Extension to Consulting Agreement, dated as of April 28,
          2001, between the Company and Jewelcor Management, Inc.
          (included as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q dated September 18, 2001, and incorporated
          herein by reference).                                                *

10.16     Employment Agreement dated as of March 31, 2000 between the
          Company and David A. Levin (included as Exhibit 10.27 to the
          Company's Annual Report on Form 10-K dated April 28, 2000,
          and incorporated herein by reference).                               *

10.17     Amendment to Employment Agreement dated as of March 31, 2000 between the Company and David A. Levin (included as Exhibit
          10.19 to the Company's Quarterly Report on Form 10-Q dated
          June 19, 2001, and incorporated herein by reference).                *

10.18     Secured Promissory Note dated as of June 26, 2000 between
          the Company and David A. Levin (included as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q dated September
          12, 2000, and incorporated herein by reference).                     *

10.19     Pledge and Security Agreement dated June 26, 2000 between
          the Company and David A. Levin (included as Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q dated September
          12, 2000, and incorporated herein by reference).                     *

10.20     Employment Agreement dated as of August 14, 2000 between the
          Company and Dennis R. Hernreich (included as Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q dated
          September 12, 2000, and incorporated herein by reference).           *

10.21     Amendment to Employment Agreement dated as of August 14,
          2000 between the Company and Dennis R. Hernreich (included as Exhibit 10.23 to the Company's Quarterly Report on Form
          10-Q dated June 19, 2001, and incorporated herein by
          reference).                                                          *

10.22     Employment Agreement dated as of October 22, 2001 between
          the Company and Ronald N. Batts (included as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q dated
          December 14, 2001, and incorporated herein by reference).            *

10.23     Retail Store License Agreement dated as of January 9, 2002
          between the Company and Candie's, Inc.                              **

10.24 Retail Store License Agreement Amendment No. 1 dated January 15, 2002 between the Company and Candie's, Inc.

18.1      Letter of Preferability from Ernst & Young dated June 13,
          2001 (included as Exhibit 18.1 to the Company's Form 10-Q
          dated June 19, 2001, and incorporated herein by reference).          *

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

** Material has been omitted from this exhibit pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DESIGNS, INC.
May 1, 2002

                                     By: /s/ David A. Levin
                                        ----------------------------------------
                                           David A. Levin
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated, on May 1, 2002.

Signatures
/s/ David A. Levin                                     President and Chief Executive Officer
------------------------------------                   (Principal Executive Officer)
David A. Levin

/s/ Dennis R. Hernreich                                Senior Vice President, Chief Financial Officer
------------------------------------                    and Treasurer
Dennis R. Hernreich                                    (Principal Financial Officer)


/s/ Seymour Holtzman                                   Chairman of the Board of Directors
------------------------------------
Seymour Holtzman

/s/ George T. Porter, Jr.                              Director
------------------------------------
George T. Porter, Jr.

/s/  Joseph Pennacchio                                 Director
------------------------------------
Joseph Pennacchio

/s/ Jeremiah P. Murphy, Jr.                            Director
------------------------------------
Jeremiah P. Murphy, Jr.

/s/ Stanley L. Berger                                  Director
------------------------------------
Stanley L. Berger

/s/ Jesse H. Choper                                    Director
------------------------------------
Jesse H. Choper

                                                       Director
------------------------------------
Alan Cohen

OTHER SHAREHOLDER INFORMATION

Board of Directors

Seymour Holtzman
Chairman of the Board of Directors
Chief Executive Officer
Jewelcor Management, Inc.

Stanley L. Berger

Jesse Choper
Law Professor
University of California Law School

David A. Levin
President and Chief Executive Officer

Jeremiah P. Murphy, Jr.
President of Harvard Coop

Joseph Pennacchio
Chief Executive Officer of Aurafin

George T. Porter, Jr.

Alan Cohen

Executive Officers

David A. Levin
President and Chief Executive Officer

Dennis R. Hernreich
Senior Vice President
Chief Financial Officer, Treasurer and Secretary

Ronald N. Batts
Senior Vice President of Operations

Corporate Officers

Martin Goldstein
Vice President
Real Estate and Construction

Susan J. Murray
Director
Human Resources

Robert Wilbur
Vice President
Chief Information Officer

Corporate Offices
66 B Street
Needham, MA  02494
(781) 444-7222

Financial Information

Requests for financial information should be directed to the Investor Relations Department at the Company's headquarters: Designs, Inc., 66 B Street, Needham, MA 02494, (781) 444-7222. A copy of the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002, filed with the Securities and Exchange Commission, may be obtained without charge upon request to the Investor Relations Department.

Annual Meeting

The 2002 Annual Meeting of Stockholders of Designs, Inc. is expected to be held on or about August 8, 2002.

Approximate reporting dates for fiscal year 2003 quarterly earnings are:

Quarter 1:                          May 20, 2002
Quarter 2:                          August 19, 2002
Quarter 3:                          November 18, 2002
Quarter 4 and fiscal year end:      March 17, 2003

Transfer Agent and Registrar

Inquiries regarding stock transfer requirements, address changes and lost stock certificates should be directed to:

Fleet National Bank
c/o EquiServe, LP
P.O. Box 43010
Providence, RI  02940
shareholder services: 781-575-3400

www.equiserve.com

Independent Auditors
Ernst & Young LLP
200 Clarendon Street
Boston, Massachusetts 02116-5072

Trademarks

"Dockers(R)," "Levi's(R)" and "Slates(R)" are registered trademarks of Levi Strauss & Co. "Candie's(R)" is a registered trademark of Candie's, Inc. "EcKo(R)" is a registered trademark of EcKo Complex, LLC.