Form 10-Q
period 2002-05-04
DESIGNS INC
filed 2002-06-18
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q
                   Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period
 Ended May 4, 2002                              Commission File Number   0-15898


                                 DESIGNS, INC.
                        (Exact name of registrant as
                           specified in its charter)



         Delaware                                          04-2623104
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

   555 Turnpike Street, Canton, MA                            02021
(Address of principal executive offices)                   (Zip Code)



                               (781) 828-9300
                          (Registrant's telephone
                        number, including area code)



Indicate by "X" whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes 	X	   No

The number of shares of common stock outstanding as of June 17, 2002 was 15,994,010.














                                  DESIGNS, INC.
                           CONSOLIDATED BALANCE SHEETS
                         May 4, 2002 and February 2, 2002
                          (In thousands, except share data)

                                                       May 4,    February 2,
                                                        2002         2002
ASSETS                                              (unaudited)
                                                     ----------   ----------
Current assets:
 Cash and cash equivalents                           $       -    $       -
 Accounts receivable                                       278          491
 Inventories                                            69,273       57,734
 Deferred income taxes                                   1,082          652
 Prepaid expenses                                        3,012        2,887
                                                     ----------   ----------
 Total current assets                                   73,645       61,764

Property and equipment, net of
  accumulated depreciation and amortization             20,052       20,912

Other assets:
 Deferred income taxes                                   7,326        7,326
 Other assets                                            1,072          899
                                                     ----------   ----------
 Total assets                                        $ 102,095    $  90,901
                                                     ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $  15,367    $   7,074
 Accrued expenses and other current liabilities          9,769       11,120
 Accrued rent                                            2,651        2,541
 Notes payable                                          33,641       27,752
                                                     ----------   ----------
 Total current liabilities                              61,428       48,487
                                                     ----------   ----------
Stockholders' equity:
 Preferred Stock, $0.01 par value, 1,000,000 shares
  authorized, none issued                                    -            -
 Common Stock, $0.01 par value, 50,000,000 shares
  authorized, 17,622,000 and 17,608,000 shares issued
  at May 4, 2002 and February 2, 2002,
  respectively                                             176          176
 Additional paid-in capital                             56,237       56,189
 Retained earnings                                      (7,099)      (5,304)
 Treasury stock at cost, 3,040,000 shares
  at May 4, 2002 and February 2, 2002,
  respectively                                          (8,450)      (8,450)
 Loan to executive                                        (197)        (197)
                                                     ----------   ----------
 Total stockholders' equity                             40,667       42,414
                                                     ----------   ----------
Total liabilities and stockholders' equity           $ 102,095     $ 90,901
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

                                 DESIGNS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended
                                                          ---------------------
                                                             May 4,     May 5,
                                                              2002       2001
                                                          ---------------------

Sales                                                      $ 36,441    $ 39,395
Cost of goods sold including
 occupancy                                                   28,448      29,990
                                                           --------------------
Gross profit                                                  7,993       9,405
Expenses:
 Selling, general and administrative                          9,077       9,706
 Depreciation and amortization                                1,411       1,396
                                                            --------------------
Total expenses                                               10,488      11,102
                                                            --------------------
Operating loss                                               (2,495)     (1,697)
                                                            --------------------
Interest expense, net                                           353         546
                                                            --------------------
Loss before income taxes                                     (2,848)     (2,243)
Benefit for income taxes                                     (1,053)     (  875)
                                                            --------------------
Net loss                                                    $(1,795)    $(1,368)
                                                            ====================


Loss per share- Basic and Diluted                           $( 0.12)    $ (0.09)

Weighted average number of common
  shares outstanding
  - Basic and Diluted                                        14,576      14,459



        The accompanying notes are an integral part of the consolidated financial statements.














                                 DESIGNS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                          Three Months Ended
                                                      --------------------------
                                                        May 4,         May 5,
                                                         2002           2001
                                                      -----------    -----------
Cash flows from operating activities:
 Net loss                                             $    (1,795)   $   (1,368)
 Adjustments to reconcile net loss to
  net cash used for operating activities:
   Depreciation and amortization                            1,411         1,396
   Issuance of common stock and options                        33            30
   Loss on sale or disposal of fixed assets                   (26)           (8)
 Changes in operating assets and liabilities:
  Accounts receivable                                         213          (101)
  Inventories                                             (11,539)      (10,051)
  Prepaid expenses                                           (125)          324
  Other assets                                               (202)          (31)
  Reserve for severance and store closings                      -          (216)
  Income taxes                                               (430)         (515)
  Accounts payable                                          8,293         4,706
  Accrued expenses and other current liabilities           (1,324)          786
  Accrued rent                                                110           113
                                                       -----------   -----------
Net cash used for operating activities                     (5,381)       (4,935)
                                                       -----------   -----------
Cash flows from investing activities:
 Additions to property and equipment                         (523)       (1,959)
 Proceeds from disposal of property and equipment               -             7
                                                       -----------   -----------
Net cash used for investing activities                       (523)       (1,952)
                                                       -----------   -----------
Cash flows from financing activities:
 Net borrowings under credit facility                       5,889         6,886
 Issuance of common stock under option program                 15             1
                                                       -----------   -----------
Net cash provided by financing activities                   5,904         6,887
                                                       -----------   -----------
Net change in cash and cash equivalents                         -             -
Cash and cash equivalents:
 Beginning of the year                                          -             -
                                                       -----------   -----------
 End of the period                                     $        -    $        -
                                                       ===========   ===========

         The accompanying notes are an integral part of the consolidated financial statements.






                                DESIGNS, INC.
                   Notes to Consolidated Financial Statements

1. Basis of Presentation

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company's audited consolidated financial statements for the year ended February 2, 2002 (included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission). The information set forth in these statements may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company's results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's business historically has been seasonal in nature and the results of the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.	Credit Facility

The Company had on December 7, 2000 amended and restated its credit facility with Fleet Retail Finance Inc. (the "Amended Credit Agreement"). The Amended Credit Agreement, which was further amended subsequent to the end of the first quarter of fiscal 2003, as discussed below, principally provided for an extension of the credit facility to November 30, 2003, reduced the borrowing costs and tied future interest costs to excess borrowing availability, eliminated all existing financial performance covenants and adopted a minimum availability covenant, increased the amount that could potentially be borrowed by increasing the advance rate formula to 68% from 60% of the Company's eligible inventory, provided the Company the ability to enter into further stock buyback programs and reduced the total commitment from $50 million to $45 million. Under the Amended Credit Agreement, the Company was also able to issue documentary and standby letters of credit up to $10 million. The Company's obligations under the Amended Credit Agreement continued to be secured by a lien on all of its assets. The Company was subject to a prepayment penalty for the first two years of the extended facility. The Amended Credit Agreement continued to include certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company.

At May 4, 2002, the Company had borrowings of approximately $33.6 million outstanding under this credit facility and had two outstanding standby letters of credit totaling approximately $2.3 million. Average borrowings outstanding under this facility during the first three months of fiscal
2003 were approximately $29.5 million. The Company had average unused excess availability under this facility of approximately $6.7 million during the first three months of fiscal 2003, and unused availability of $4.3 million at May 4, 2002. The Company was in compliance with all debt covenants under the Amended Credit Agreement at May 4, 2002.

Subsequent to the end of the first quarter on May 14, 2002, the credit facility was further amended in connection with the financing for the Company's acquisition of substantially all of the assets of Casual Male Corp. and certain of its subsidiaries ("Casual Male"). See Note 5 below for further discussion regarding the acquisition.

3. Earnings Per Share

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

                                                 For the three months ended
 (In thousands)                                  May 4, 2002    May 5, 2001
-----------------------------------------------------------------------------
Basic weighted average common
 shares outstanding                                   14,576        14,459

Stock options, excluding the effect
 of anti-dilutive options for 764 and 557
 shares for the three months ended May 4, 2002
 and May 5, 2001, respectively                            --            --

Diluted weighted average shares                      --------       -------
outstanding                                          14,576         14,459

Options to purchase 178,350 shares of the Company's common stock for the three months ended May 4, 2002 and options to purchase 228,600 shares of the Company's common stock for the three months ended May 5, 2001, were excluded from the computations of diluted earnings per share, in each case because the exercise price of such options was greater than the average market price per share of Common Stock for the periods reported.

4.	Related Party Transactions

Effective as of April 28, 2002, the Board of Directors approved the extension of the existing consulting agreement with Jewelcor Management Inc. ("JMI") for an additional one-year term commencing on April 29, 2002 and ending on April 28, 2003. As payment for services rendered under this agreement, the Company issued to JMI 60,659 non-forfeitable and fully vested shares of the Company's common stock. The fair value of those shares on April 29, 2002, the date of issuance, was $276,000 or $4.55 per share. Seymour Holtzman, Chairman of the Board of Directors of the Company, is President and Chief Executive Officer of JMI, and indirectly, with his wife, is the principal beneficial owner of the stock of JMI.


5. Subsequent Event- Acquisition of Assets

On May 14, 2002, pursuant to an Asset Purchase Agreement entered into as of May 2, 2002, the Company completed the acquisition of Casual Male for a purchase price of approximately $170 million, plus the assumption of certain operating liabilities. The Company was selected as the highest and best bidder for the Casual Male assets at a bankruptcy court ordered auction commencing on May 1, 2002 and concluding on May 2, 2002. The U.S. Bankruptcy Court for the Southern District of New York subsequently granted its approval of the acquisition of Casual Male on May 7, 2002.

Casual Male is a leading independent specialty retailer of fashion, casual and dress apparel for big and tall men, with annual sales that exceed $350 million Casual Male sells its branded merchandise through various channels of distribution including full price and outlet retail stores, direct mail and the internet. Casual Male had been operating under the protection of the U.S. Bankruptcy Court since May 2001.

Under the terms of the asset purchase agreement, the Company acquired substantially all of Casual Male's assets including, but not limited to, the inventory and fixed assets of approximately 475 retail store locations and various intellectual property. In addition, the Company assumed certain operating liabilities, including but not limited to, existing retail store lease arrangements and the existing mortgage for Casual Male's corporate office, which is located in Canton, Massachusetts.

The Casual Male acquisition, along with the payment of certain related fees and expenses, was completed with funds provided by: (i) approximately $30.2 million in additional borrowings from the Company's amended three-year $120.0 million senior secured credit facility with the Company's bank, Fleet Retail Finance, Inc. ("FRFI"), (ii) $15.0 million from a three-year term loan with a subsidiary of FRFI, (iii) proceeds from the private placement of $24.5 million principal amount of 12% senior subordinated notes due 2007 together with detachable warrants to acquire 1,715,000 shares of the Company's Common Stock, par value $.01 per share ("Common Stock"), at an exercise price of $.01 per share, and additional detachable warrants to acquire 1,176,471 shares of Common Stock at an exercise price of $8.50 per share, (iv) proceeds from the private placement of $11.0 million principal amount of 5% senior subordinated notes due 2007, (v) approximately $82.5 million of proceeds from the private placement of approximately 1.4 million shares of Common Stock and 180,162 shares of newly designated Series B Convertible Preferred Stock, par value $0.01 per share ("Series B Preferred Stock") (equivalent to approximately 18.0 million shares of Common Stock, conditioned upon shareholder approval for conversion), and (vi) the assumption of a mortgage note in the principal amount of approximately $12.2 million.

This transaction is described more fully in the Company's Current Report on Form 8-K filed on May 23, 2002 and Current Reports on Form 8-K/A filed on May 23, 2002 and June 14, 2002.

Part I. Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

RECENT EVENTS

Acquisition

On May 14, 2002 the Company completed the acquisition of substantially all of the assets of Casual Male and certain subsidiaries ("Casual Male") for a purchase price of approximately $170 million, plus the assumption of certain operating liabilities. The Company was selected as the highest and best bidder at a bankruptcy court ordered auction commencing on May 1, 2002 and concluding on May 2, 2002. The U.S. Bankruptcy Court for the Southern District of New York subsequently granted its approval of the acquisition of Casual Male on May 7, 2002.

Casual Male is a leading independent specialty retailer of fashion, casual and dress apparel for big and tall men, with annual sales that exceed $350 million. Casual Male sells its branded merchandise through various channels of distribution including full price and outlet retail stores, direct mail and the internet. Casual Male had been operating under the protection of the U.S. Bankruptcy Court since May 2001.

Under the terms of the asset purchase agreement, the Company acquired substantially all of Casual Male's assets including, but not limited to, the inventory and fixed assets of approximately 475 retail store locations and various intellectual property. In addition, the Company will also assume certain operating liabilities, including but not limited to, existing retail store lease arrangements and the existing mortgage for Casual Male's corporate office, which is located in Canton, Massachusetts.

The Casual Male acquisition, along with the payment of certain related fees and expenses, was completed with funds provided by: (i) approximately $30.2 million in additional borrowings from the Company's amended three-year $120.0 million senior secured credit facility with the Company's bank, Fleet Retail Finance, Inc. ("FRFI"), (ii) $15.0 million from a three-year term loan with a subsidiary of FRFI, (iii) proceeds from the private placement of $24.5 million principal amount of 12% senior subordinated notes due 2007 together with detachable warrants to acquire 1,715,000 shares of the Company's Common Stock, par value $.01 per share ("Common Stock"), at an exercise price of $.01 per share, and additional detachable warrants to acquire 1,176,471 shares of Common Stock at an exercise price of $8.50 per share, (iv) proceeds from the private placement of $11.0 million principal amount of 5% senior subordinated notes due 2007, (v) approximately $82.5 million of proceeds from the private placement of approximately 1.4 million shares of Common Stock and 180,162 shares of newly designated Series B Convertible Preferred Stock, par value $0.01 per share ("Series B Preferred Stock") (equivalent to approximately 18.0 million shares of Common Stock, conditioned upon shareholder approval for conversion), and (vi) the assumption of a mortgage note in the principal amount of approximately $12.2 million.

Proposed Corporate Name Change

In view of the significance of the Casual Male acquisition to the growth and future identity of the Company, the Board of Directors will be recommending to its stockholders at the Company's Annual Meeting of Stockholders scheduled for August 8, 2002 that the Company change its name to "Casual Male Retail Group, Inc." The Company believes that Casual Male will be a significant future contributor to the Company's overall business and that it will be important to align the customer and investor identification of the Company with the Casual Male store concept.

Planned Divestiture

On June 11, 2002, the Company announced that it planned to divest its loss prevention services subsidiary, LP Innovations ("LPI"), enabling the business to become an independent company operating under its existing LPI management. LPI, a subsidiary of Casual Male, was acquired as part of Casual Male acquisition.

LPI, which provides loss prevention services and system solutions primarily to the retail industry, is expected either to be sold to a company outside of the retail sector, or to be subject to a distribution of LPI stock pro-rata to the Company's stockholders, which in either case will result in the LPI business being held by an independent company. Any public stock received by Designs in the sale of LPI will be distributed pro rata to the Company's stockholders.

RESULTS OF OPERATIONS

Sales

Sales for the first quarter of fiscal 2003, which ended May 4, 2002, were $36.4 million as compared to sales of $39.4 million in the first quarter of fiscal 2002. Comparable store sales for the first quarter decreased 9%. The first quarter sales performance primarily reflected the unseasonably cold weather experienced during the month of April, which resulted in significantly reduced customer traffic in the outlet malls. The Company believes that its merchandise inventories are well positioned and at appropriate levels in anticipation of an increase in customer traffic in the warmer weeks of spring. Comparable stores are retail locations that have been open at least 13 months. Of the 105 stores that the Company operated at May 4, 2002, 95 were comparable stores.

Gross Profit Margin

Gross profit margin, inclusive of occupancy costs, was 21.9% for the first quarter of fiscal 2003 as compared to 23.9% in the first quarter of the prior year. The majority of the decrease in margin was due to the deleveraging of occupancy costs to sales of 1.9 percentage points. The Company's initial merchandise margins continue to be lower than expectations due to a lack of availability of close-out merchandise, therefore resulting in the Company having to purchase higher cost merchandise. The Company's markdowns rates on merchandise were consistent with the prior year.

The Company has made several opportunistic purchases of higher margin fall merchandise which the Company expects will benefit gross margin in the second half of fiscal 2003.


Selling, General and Administrative Expenses

Set forth below is certain information concerning the Company's selling, general and administrative expenses for the three months ended May 4, 2002 and May 5, 2001, respectively.


(In thousands, except                   May 4, 2002         May 5, 2001
  percentage data)                      $   % of sales    $    % of sales
--------------------------------------------------------------------------
For the three months ended:
 Store payroll                        $ 4,354    11.9%   $ 4,986     12.7%
 Other SG&A                           $ 4,723    13.0%   $ 4,720     12.0%

The majority of the decrease in total selling, general and administrative expense was a result of improvements in store payroll, which decreased 0.8% as a percentage of sales. The Company continues to focus on its cost reduction efforts and expects to continue to show favorable decreases over the prior year.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended May 4, 2002 increased slightly by 1.1% from the prior year primarily due to the opening of new stores and the remodeling of existing stores.

Interest Expense, Net

Net interest expense was $353,000 and $546,000 for the three months ended May 4, 2002 and May 5, 2001, respectively. The decrease was attributable to favorable interest rates on borrowings under the Company's revolving credit facility as compared to the prior year.

Net Loss

Net loss for the three months ended May 4, 2002 was $1.8 million or $0.12 per diluted share as compared to a net loss of $1.4 million or $0.09 per diluted share for the three months ended May 5, 2001. The decrease in earnings in the first quarter as compared to the prior year was primarily due to the sales shortfall experienced in April as a result of the unseasonably cold weather and consequently reduced customer traffic.


SEASONALITY

Historically, the Company has experienced seasonal fluctuations in revenues and income with increases occurring during the Company's third and fourth quarters as a result of "Fall" and "Holiday" seasons. Although the Company's business is principally located in outlet centers, the Company continues to experience a significant portion of its revenue and income in the second half of the year.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash needs are for working capital, essentially inventory requirements, and capital expenditures. Because the Company's retail stores are primarily in the outlet channel of distribution, opportunistically acquiring close-out merchandise is an integral part of the Company's business. In addition, the Company's capital expenditure program has included projects for new store openings, remodeling existing stores, and improvements in its systems infrastructure. For fiscal 2003, the Company expects that much of the Company's capital requirements will be used for expansion of its Candies(R) and Ecko Unltd.(R) outlet stores.

As previously discussed, the Company's recent acquisition of Casual Male was funded through a combination of the issuance of new debt and new equity. The Company anticipates that cash flow from operations and availability under the Company's amended $120 million credit facility with FRFI will be sufficient to meet all debt payments and operating needs of the business.

During the first three months of fiscal 2003, cash used for operations was $5.4 million as compared to cash used for operations of $4.9 million for the first three months of the prior year. Cash from operations as compared to the prior year decreased $1.7 million due primarily to timing of merchandise receipt of inventory and the decrease in earnings during the first quarter as compared to last year.

At May 4, 2002, total inventory equaled $69.3 million, compared to $57.7 million at February 2, 2002. This increase in inventory is in part seasonal and reflects the receipt of merchandise in preparation for the late spring and summer selling seasons and certain opportunistic purchases of inventory. The Company stocks its Levi's(R)/Dockers(R) Outlet stores with Levi's(R) and Dockers(R) manufacturing overruns, merchandise specifically manufactured for The outlet stores and discontinued lines and irregulars all purchased primarily from Levi Strauss & Co. By their nature, manufacturing overruns, and discontinued or irregular merchandise, including the most popular Levi Strauss
& Co. styles of merchandise, and the breadth of the mix of this merchandise, are subject to limited availability. As previously discussed, the availability of such close-out merchandise has been limited for the Company's spring and summer selling seasons and the Company has had to supplement its merchandise offerings with higher cost merchandise from Levi Strauss & Co. The Company has acted on several opportunistic purchases which should benefit the fall selling season. The Company will continue to evaluate additional opportunities to purchase quantities of Levi's(R), Dockers(R) and Slates(R) brand products.

Total cash outlays for capital expenditures, net of landlord allowances, for The first three months of fiscal 2003 were $523,000 compared to $3.2 million during the first three months of fiscal 2002. During the first three months of fiscal 2003, the Company opened four new Candies(r) outlet stores, three of which were carve-outs from the Company's existing Levi's(R)/Dockers(R) Outlet stores. The Company's fourth Candies(r) Outlet store to open in the first quarter of fiscal 2003 was in Las Vegas, Nevada and represents the Company's first of several West Coast locations to be opened in fiscal 2003.

The Company expansion plan for fiscal 2003 includes a total of 15 to 20 new outlet store openings which will include additional Candies(r) outlet stores as well as EcKo Unltd.(r) outlet stores.

During the first three months of fiscal 2003, a portion of the Company's cash needs came from borrowings under its bank credit facility. At May 4, 2002, the Company had borrowings of approximately $33.6 million outstanding under this credit facility and had two outstanding standby letters of credit totaling approximately $2.3 million.

The Company's working capital at May 4, 2002 was approximately $12.2 million, compared to $13.3 million at February 2, 2002. This decrease in working capital was primarily attributable to capital expenditures incurred for new and remodeled stores.

The foregoing discussion of the Company's results of operations, liquidity, capital resources and capital expenditures includes certain forward-looking information. Such forward-looking information requires management to make certain estimates and assumptions regarding the Company's expected strategic direction and the related effect of such plans on the financial results of the Company. Accordingly, actual results and the Company's implementation of its plans and operations may differ materially from forward-looking statements made by the Company. The Company encourages readers of this information to refer to Exhibit 99 to the Company's Form 8-K, filed with the Securities and Exchange Commission on April 28, 2000, which identifies certain risks and uncertainties that may have an impact on future earnings and the direction of the Company.


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

	The Company utilizes cash from operations and short-term borrowings to fund its working capital needs. Borrowings under the Company's bank credit agreement, which expires in November 2003, bear interest at variable rates based on FleetBoston, N.A.'s prime rate or the London Interbank Offering
Rate ("LIBOR"). These interest rates at May 4, 2002 were 4.75% for prime based borrowings and included various LIBOR contracts with interest rates ranging from 3.870% to 4.374%. Based upon sensitivity analysis as of May 4, 2002, a 10% increase in interest rates would result in a potential cost to the Company of approximately $140,000 on an annualized basis. In addition, the Company has available letters of credit as sources of financing for its working capital requirements.

Part II.	Other Information

ITEM 1.	Legal Proceedings

	None.

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

3.4	Certificate of Designations, Preferences and Relative, Participating,
      Optional and Other Special Rights of Series B Convertible Preferred Stock dated May 14, 2002 (included as Exhibit 3.1 to the Company's
      Form 8-K filed on May 23, 2002 and incorporated herein by reference).  *

3.5   By-Laws of the Company, as amended (included as Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q dated December 12,2000,
      and incorporated herein by reference).                                 *

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

10.5  Second Amended and Restated Loan and Security Agreement dated as of December 7, 2000 among the Company and Fleet Retail
      Finance Inc., as agent for the Lender(s) identified therein.
      (included as Exhibit 10.12 to the Company's Form 10-Q dated
      December 12, 2000, and incorporated herein by reference).              *

10.6 Third Amended and Restated Loan and Security Agreement dated as of May  14, 2002, by and among Fleet Retail Finance, Inc., as Administrative Agent and Collateral Agent, the Lenders
     identified therein, Designs, Inc., as Borrowers' Representative, and Designs, Inc. and Designs Apparel, Inc., as Borrowers.
     (included as Exhibit 10.9 to the Company's Current Report on
     Form 8-K/A filed on May 23, 2002, and incorporated herein by
     reference).		                                                     *

10.7  Amendment and Distribution Agreement dated as of October 31,
      1998 among the Designs Partner, the LOS Partner and the OLS
      Partnership (included as Exhibit 10.2 to the Company's Current
      Report on Form 8-K dated December 3, 1998, and incorporated
      herein by reference).			                                   *

10.8  Guaranty by the Company of the indemnification obligation of the Designs Partner dated as of October 31, 1998 in favor of
      LS & Co. (included as Exhibit 10.3 to the Company's Current
      Report on Form 8-K dated December 3, 1998, and incorporated
      herein by reference).						                 *

10.9  Asset Purchase Agreement dated as of September 30, 1998 between the Company and Levi's Only Stores relating to the purchase by the Company of 16 Dockers(R) Outlet and nine Levi's(R) Outlet stores (included as Exhibit 10.1 to the Company's Current Report on
      Form 8-K dated December 3, 1998, and incorporated herein by
      reference).                                                            *

10.10 Consulting Agreement dated as of December 15, 1999 between the
      Company and George T. Porter, Jr. (included as Exhibit 10.22 to the Company's Annual Report on Form 10-K dated April 28, 2000,
      and incorporated herein by reference).                                 *

10.11 Extension to Consulting Agreement, dated as of April 28, 2001, between the Company and Jewelcor Management, Inc. (included as
      Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q dated
      September 18, 2001 and incorporated herein by reference).              *

10.12 Employment Agreement dated as of March 31, 2000 between the
      Company and David A. Levin (included as Exhibit 10.27 to the
      Company's Annual Report on Form 10-K dated April 28, 2000, and
      incorporated herein by reference). 							*

10.13 Amendment to Employment Agreement dated as of March 31, 2000 between the Company and David A. Levin. (included as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q dated June 19, 2001, and
      incorporated herein by reference). 							*

10.14 Secured Promissory Note dated as of June 26, 2000 between the
      Company and David A. Levin (included as Exhibit 10.28 to the
      Company's Quarterly Report on Form 10-Q dated September 12, 2000,
      and incorporated herein by reference). 						*

10.15 Pledge and Security Agreement dated June 26, 2000 between the
      Company and David A. Levin (included as Exhibit 10.29 to the
      Company's Quarterly Report on Form 10-Q dated September 12, 2000,
      and incorporated herein by reference). 						*

10.16 Employment Agreement dated as of August 14, 2000 between the
      Company and Dennis R. Hernreich (included as Exhibit 10.30 to the
      Company's Quarterly Report on Form 10-Q dated September 12, 2000,
      and incorporated herein by reference). 						*

10.17 Amendment to Employment Agreement dated as of August 14, 2000 between the Company and Dennis R. Hernreich(included as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q dated June 19,2001,
      and incorporated herein by reference). 						*

10.18 Employment Agreement dated as of October 22, 2001 between the
      Company and Ronald N. Batts (incorporated as Exhibit 10.25 to the
      Company's Quarterly Report on Form 10-Q dated December 14, 2001,
      and incorporated herein by reference).				            *

10.19 Retail Store License Agreement dated as of January 9, 2002 between the Company and Candie's, Inc. (incorporated as Exhibit 10.23 to the
      Company's Annual Report on Form 10-K dated May 1, 2002 and
      incorporated herein by reference).							*

10.20 Retail Store License Agreement Amendment No. 1 dated as of
      January 15, 2002 between the Company and Candie's, Inc. (incorporated as Exhibit 10.24 to the Company's Annual Report on Form 10-K dated
      May 1, 2002 and incorporated herein by reference).				*

10.21 Asset Purchase Agreement entered into as of May 2, 2002, by and among the Company and Casual Male Corp. and certain subsidiaries (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on
      May 23, 2002 and incorporated herein by reference).				*

10.22	Amended and Restated Note Agreement, dated as of April 26, 2002, and amended and restated as of May 14, 2002, among the Company, certain subsidiaries of the Company and the purchasers identified therein (included as Exhibit 10.2 to the Company's Current Report on
      Form 8-K filed on May 23, 2002 and incorporated herein by reference).	*

10.23 Form of 12% Senior Subordinated Note due 2007 (included as
      Exhibit 10.3 to the Company's Current Report on Form 8-K filed on
      May 23, 2002 and incorporated herein by reference).				*

10.24	Form of 5% Subordinated Note due April 26, 2007 (included as
      Exhibit 10.4 to the Company's Current Report on Form 8-K filed on
      May 23, 2002 and incorporated herein by reference).				*

10.25 Form of Warrant to Purchase Shares of Common Stock (aggregating
      787,500 shares)(included as Exhibit 10.5 to the Company's Current
      Report on Form 8-K filed on May 23, 2002 and incorporated herein by
      reference).											*

10.26 Form of Warrant to Purchase Shares of Common Stock (aggregating
      927,500 shares, subject to shareholder approval)(included as
      Exhibit 10.6 to the Company's Current Report on Form 8-K filed on
      May 23, 2002 and incorporated herein by reference).				*

10.27 Form of Warrant to Purchase Shares of Common Stock (aggregating
      1,176,471 shares, subject to shareholder approval)(included as
      Exhibit 10.7 to the Company's Current Report on Form 8-K filed on
      May 23, 2002 and incorporated herein by reference).				*

10.28 Registration Rights Agreement entered into as of April 26, 2002, by and between the Company and the persons party thereto
     (included as Exhibit 10.8 to the Company's Current Report on Form 8-K
      filed on May 23, 2002 and incorporated herein by reference).		*

10.29 Sourcing Agreement dated May 1, 2002, between the Company and Kellwood Company.

10.30 Extension to Consulting Agreement, dated as of April 28, 2002, between the Company and Jewelcor Management, Inc.

18.1 Letter of Preferability from Ernst & Young dated June 13, 2001 (included as Exhibit 18.1 to the Company's Quarterly Report on Form 10-Q dated June
     19,2001 and incorporated herein by reference).                           *

99 	Current Report on Form 8-K, dated April 28, 2000 concerning
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



                                      DESIGNS, INC.


Date: June 18, 2002                  By: /S/ DENNIS R. HERNREICH
                                     Dennis R. Hernreich, Senior Vice President,
                                     Chief Financial Officer, Treasurer and
                                     Secretary