Form 10-K/A
period 2002-02-02
CASUAL MALE RETAIL GROUP INC
filed 2002-09-11
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No. 1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended February 2, 2002       Commission File Number 0-15898
(Fiscal 2002)

                         CASUAL MALE RETAIL GROUP, INC.
                        (formerly known as Designs, Inc.)
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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

          The registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended February 2, 2002 by amending "Item 6. Selected Financial Data" in its entirety as follows:

Item 6.      Selected Financial Data


                                                        Fiscal Years Ended (1)

                                      February 2,    February 3,    January 29,  January 30,       January 31,
                                        2002            2001           2000         1999              1998
                                      (Fiscal         (Fiscal        (Fiscal      (Fiscal            (Fiscal
                                        2002)           2001)          2000)        1999)             1998)

                                                 (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)

INCOME STATEMENT DATA:

Sales                                 $ 195,119       $ 194,530    $ 192,192    $ 201,634          $ 265,726

Gross profit, net of
  occupancy costs                        47,221          54,985       47,440  (3)  42,249  (4)        38,358 (5)

Provision for impairment of assets,
  store closing and severance              --               107       14,535  (3)  15,729  (4)        21,600 (5)

Pre-tax income (loss)                       175           5,488      (10,278) (3) (29,269) (4)       (46,562) (5)

Net income (loss)                        (7,881)          3,216      (12,493)     (18,541)           (29,063)

Earnings (loss) per share-basic       $   (0.54)      $    0.20    $   (0.78)    $  (1.17)         $   (1.86)

Earnings (loss) per share-diluted     $   (0.54)      $    0.20    $   (0.78)    $  (1.17)         $   (1.86)
                                      ---------       ---------    ---------     --------          ---------

Weighted average shares outstanding
   For earnings per share-basic          14,486          16,015       16,088       15,810             15,649

Weighted average shares outstanding
   For earnings per share -diluted       14,486          16,292       16,088       15,810             15,649
                                      ---------       ---------    ---------     --------          ---------

BALANCE SHEET DATA:

Working capital                       $  13,277       $  16,306    $  19,624    $  24,078          $  42,104

Inventories                              57,734          57,675       57,022       57,925             54,972

Property and equipment, net              20,912          18,577       16,737       17,788             35,307

Total assets                             90,901          95,070       95,077       99,317            116,399

Shareholders' equity                     42,414          49,825       52,269       63,956             82,380

CASH FLOW DATA

Net cash flow provided by
(used for) operating activities             563           6,299       (1,227)       1,936            (7,182)

Net cash flow used for
  investing activities                   (3,991)         (2,071)      (7,303)     (10,145)           (2,186)

Net cash flow provided by
  (used for) financing activities         3,428          (4,228)       8,377        6,889              7,451

OPERATING DATA:

Net sales per square foot             $     195       $     192    $     190    $     187          $     220

Number of stores open at fiscal
  year end                                  102             102          103          113                125

(1) The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 31. The fiscal year ended February 3, 2001 included 53 weeks.

(2) In the fourth quarter of fiscal 2002, the Company recorded a special non-cash charge of $8.0 million to reduce the carrying value of certain deferred tax assets. Due to the general weakness of the economy during fiscal 2002, which resulted in reduced earnings from fiscal 2001, the full realizability of certain tax assets can not be assured, accordingly the Company established additional reserves against those assets. As the Company's profitability improves, either from improved performance in its Levi's(R)/Dockers(R) stores, or from its roll-out of the Candies(R), EcKo(R), and other brands, the Company may have the ability to reinstate the full value of its deferred tax assets. Conversely, the amount of the deferred tax assets considered realizable could be reduced in the near term if projections of future taxable income during the carryforward period are reduced or if actual results are less than projections.

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

                                                CASUAL MALE RETAIL GROUP, INC.
Date: September 11, 2002

                                                By: /s/ David A. Levin
                                                   -----------------------------
                                                Name:  David A. Levin
                                                Title: President and Chief
                                                       Executive Officer

                         Casual Male Retail Group, Inc.
     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, David A. Levin, certify that:

     1. I have reviewed this report on Form 10-K/A of Casual Male Retail Group, Inc. (formerly Designs, Inc.);

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

Date: September 11, 2002



                                          /s/ David A. Levin
                                          ----------------------------------
                                          David A. Levin
                                          Chief Executive Officer
                                          (Principal Executive Officer)



I, Dennis R. Hernreich, certify that:

     1. I have reviewed this report on Form 10-K/A of Casual Male Retail Group, Inc. (formerly Designs, Inc.);

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

Date: September 11, 2002



                                          /s/ Dennis R. Hernreich
                                          ------------------------------------
                                          Dennis R. Hernreich
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)