Form 10-Q/A
period 2002-05-04
CASUAL MALE RETAIL GROUP INC
filed 2002-09-11
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 1

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

          The registrant hereby amends Part I of its Quarterly Report on Form 10-Q for the period ended May 4, 2002 by replacing it in its entirety as follows:


                                  DESIGNS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        May 4, 2002 and February 2, 2002
                        (In thousands, except share data)

                                                                        May 4,         February 2,
                                                                         2002             2002
ASSETS                                                               (unaudited)
                                                                      ----------       ----------

Current assets:
 Cash and cash equivalents                                           $    --            $    --
 Accounts receivable                                                       278                491
 Inventories                                                            69,273             57,734
 Deferred income taxes                                                   1,082                652
 Prepaid expenses                                                        3,012              2,887
                                                                     ---------          ---------
 Total current assets                                                   73,645             61,764

Property and equipment, net of accumulated
  depreciation and amortization                                         20,052             20,912

Other assets:
 Deferred income taxes                                                   7,326              7,326
 Other assets                                                            1,072                899
                                                                     ---------          ---------
 Total assets                                                        $ 102,095          $  90,901
                                                                     =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                    $  15,367          $   7,074
 Accrued expenses and other current liabilities                          9,769             11,120
 Accrued rent                                                            2,651              2,541
 Notes payable                                                          33,641             27,752
                                                                     ---------          ---------
 Total current liabilities                                              61,428             48,487
                                                                     ---------          ---------

Stockholders' equity:
 Preferred Stock, $0.01 par value, 1,000,000 shares
   authorized, none issued                                                --                 --
 Common Stock, $0.01 par value, 50,000,000 shares
   authorized, 17,622,000 and 17,608,000 shares issued
   at May 4, 2002 and February 2, 2002, respectively                       176                176
 Additional paid-in capital                                             56,237             56,189
 Retained earnings                                                      (7,099)            (5,304)
 Treasury stock at cost, 3,040,000 shares at
   May 4, 2002 and February 2, 2002, respectively                       (8,450)            (8,450)
 Loan to executive                                                        (197)              (197)
                                                                     ---------          ---------

 Total stockholders' equity                                             40,667             42,414
                                                                     ---------          ---------

Total liabilities and stockholders' equity                           $ 102,095          $  90,901
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

                                  DESIGNS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                               Three Months Ended
                                             ---------------------
                                               May 4,       May 5,
                                                2002         2001
                                             ---------    ---------

Sales                                         $ 36,441     $ 39,395
Cost of goods sold including
 occupancy                                      28,448       29,990
                                              --------     --------

Gross profit                                     7,993        9,405
Expenses:
 Selling, general and administrative             9,077        9,706
 Depreciation and amortization                   1,411        1,396
                                              --------     --------

Total expenses                                  10,488       11,102
                                              --------     --------

Operating loss                                  (2,495)      (1,697)
                                              --------     --------

Interest expense, net                              353          546
                                              --------     --------

Loss before income taxes                        (2,848)      (2,243)

Benefit for income taxes                        (1,053)      (  875)
                                              --------     --------
Net loss                                      $ (1,795)    $ (1,368)
                                              ========     ========

Loss per share- Basic and Diluted             $  (0.12)    $  (0.09)

Weighted average number of common
  shares outstanding
  - Basic and Diluted                           14,576       14,459


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  DESIGNS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                         -----------------------
                                                           May 4,        May 5,
                                                            2002          2001
                                                         ---------     ---------

Cash flows from operating activities:
 Net loss                                                 $ (1,795)    $ (1,368)

 Adjustments to reconcile net loss to
  net cash used for operating activities:
   Depreciation and amortization                             1,411        1,396

   Issuance of common stock and options                         33           30

   Loss on sale or disposal of fixed assets                    (26)          (8)

 Changes in operating assets and liabilities:
  Accounts receivable                                          213         (101)
  Inventories                                              (11,539)     (10,051)
  Prepaid expenses                                            (125)         324
  Other assets                                                (202)         (31)
  Reserve for severance and store closings                    --           (216)
  Income taxes                                                (430)        (515)
  Accounts payable                                           8,293        4,706
  Accrued expenses and other current liabilities            (1,324)         786
  Accrued rent                                                 110          113
                                                          --------     --------

Net cash used for operating activities                      (5,381)      (4,935)
                                                          --------     --------

Cash flows from investing activities:
 Additions to property and equipment                          (523)      (1,959)

 Proceeds from disposal of property and equipment             --              7
                                                          --------     --------

Net cash used for investing activities                        (523)      (1,952)
                                                          --------     --------

Cash flows from financing activities:

 Net borrowings under credit facility                        5,889        6,886

 Issuance of common stock under option program                  15            1
                                                          --------     --------

Net cash provided by financing activities                    5,904        6,887
                                                          --------     --------

Net change in cash and cash equivalents                       --           --

Cash and cash equivalents:
 Beginning of the year                                        --           --
                                                          --------     --------

 End of the period                                        $   --       $   --
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

                                                 For the three months ended
 (In thousands)                                  May 4, 2002    May 5, 2001
--------------------------------------------------------------------------------
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

4.      Income Taxes

At February 2, 2002, the Company recorded an $8.0 million charge against its deferred tax asset, related to the potential that certain net operating loss carryforwards may not be realizable over the next three year period. At the end of the first quarter of fiscal 2003, the Company re-assessed the realizability of the Company's remaining deferred tax assets, net of the existing valuation allowances, and concluded that as of May 4, 2002 no additional reserves were deemed necessary.

Also, in the first quarter of fiscal 2003, the Company increased its deferred tax assets as a result of the $1 million income tax benefit recorded against the operating loss incurred during the period. At May 4, 2002, based principally on the Company's projections for pre-tax profits for the full fiscal year, the Company believes that the benefit will be realizable. Furthermore, subsequent to the end of the first quarter, on May 14, 2002 the Company completed its acquisition of Casual Male. The Company expects that the acquisition, which is described more fully in Note 6, will contribute significantly to the future profitability of the Company.

5.      Related Party Transactions

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

6.      Subsequent Event- Acquisition of Assets

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


(In thousands, except                    May 4, 2002       May 5, 2001
  percentage data)                     $   % of sales    $    % of sales
----------------------------------------------------------------------------
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

Income Taxes

At February 2, 2002, the Company recorded an $8.0 million charge against its deferred tax asset, related to the potential that certain net operating loss carryforwards may not be realizable over the next three year period. At the end of the first quarter of fiscal 2003, the Company re-assessed the realizability of the Company's remaining deferred tax assets, net of the existing valuation allowances, and concluded that as of May 4, 2002 no additional reserves were deemed necessary.

Also, in the first quarter of fiscal 2003, the Company increased its deferred tax assets as a result of the $1 million income tax benefit recorded against the operating loss incurred during the period. At May 4, 2002, based principally on the Company's projections for pre-tax profits for the full fiscal year, the Company believes that the benefit will be realizable. Furthermore, subsequent to the end of the first quarter, on May 14, 2002 the Company completed its acquisition of Casual Male. The Company expects that the acquisition, which is described more fully in Note 6, will contribute significantly to the future profitability of the Company.

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


                                      CASUAL MALE RETAIL GROUP, INC.


Date: September 11, 2002

                                      By: /s/ Dennis R. Hernreich
                                         --------------------------------
                                      Name:  Dennis R. Hernreich
                                      Title: Senior Vice President and
                                             Chief Financial Officer

                         Casual Male Retail Group, Inc.
     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, David A. Levin, certify that:

     1. I have reviewed this report on Form 10-Q/A of Casual Male Retail Group, Inc. (formerly Designs, Inc.);

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

Date: September 11, 2002



                                          /s/ David A. Levin
                                          ----------------------------------
                                          David A. Levin
                                          Chief Executive Officer
                                          (Principal Executive Officer)



I, Dennis R. Hernreich, certify that:

     1. I have reviewed this report on Form 10-Q/A of Casual Male Retail Group, Inc. (formerly Designs, Inc.);

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