Form 10-Q
period 2002-08-04
CASUAL MALE RETAIL GROUP INC
filed 2002-09-17
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q
                   Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period
 Ended August 3, 2002                        Commission File Number   0-15898


                       CASUAL MALE RETAIL GROUP, INC.
                        (Exact name of registrant as
                           specified in its charter)



         Delaware                                          04-2623104
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

   555 Turnpike Street, Canton, MA                            02021
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

The number of shares of common stock outstanding as of September 16, 2002 was 34,115,807.














                          CASUAL MALE RETAIL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        August 3, 2002 and February 2, 2002
                          (In thousands, except share data)

                                                      August 3,    February 2,
                                                        2002         2002
ASSETS                                              (unaudited)
                                                     ----------   ----------
Current assets:
 Cash and cash equivalents                           $   3,420    $       -
 Accounts receivable                                     6,157          491
 Inventories                                           135,009       57,734
 Deferred income taxes                                     652          652
 Prepaid expenses                                        7,496        2,887
                                                     ----------   ----------
 Total current assets                                  152,734       61,764

Property and equipment, net of
  accumulated depreciation and amortization             73,074       20,912

Other assets:
 Deferred income taxes                                   7,232        7,326
 Intangible assets                                      66,674            -
 Other assets                                           11,690          899
                                                     ----------   ----------
 Total assets                                        $ 311,404    $  90,901
                                                     ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                   $     839    $       -
 Accounts payable                                       45,265        7,074
 Accrued expenses and other current liabilities         22,744       11,120
 Restructuring reserve                                     500            -
 Accrued rent                                            2,280        2,541
 Notes payable                                          70,121       27,752
                                                     ----------   ----------
   Total current liabilities                           141,749       48,487
                                                     ----------   ----------
Long-term debt, net of current portion                  52,369            -
                                                     ----------   ----------
Total liabilities                                      194,118       48,487
                                                     ----------   ----------
Stockholders' equity:
 Preferred Stock, $0.01 par value, 1,000,000 shares
  authorized, 180,162 shares of Series B Convertible
  Preferred Stock issued and outstanding at
  August 3, 2002                                             2            -
 Common Stock, $0.01 par value, 50,000,000 shares
  authorized, 19,455,000 and 17,608,000 shares issued
  at August 3, 2002 and February 2, 2002, respectively     195          176
 Additional paid-in capital                            145,753       56,189
 Accumulated deficit                                   (20,017)      (5,304)
 Treasury stock at cost, 3,040,000 shares at
  August 3, 2002 and February 2, 2002, respectively     (8,450)      (8,450)
 Loan to executive                                        (197)        (197)
                                                     ----------   ----------
 Total stockholders' equity                            117,286       42,414
                                                     ----------   ----------
Total liabilities and stockholders' equity           $ 311,404     $ 90,901
                                                     ==========   ==========

       The accompanying notes are an integral part of the consolidated financial statements.


















































                           CASUAL MALE RETAIL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                        Three months ended   Six Months Ended
                                       ---------------------------------------
                                       August 3,  August 4, August 3,  August 4,
                                        2002        2001      2002       2001
                                       ---------------------------------------

Sales                                  $ 115,691  $ 47,698  $ 152,132  $ 87,093
Cost of goods sold including
 occupancy                                79,824    34,683    108,272    64,673
                                       ----------------------------------------
Gross profit                              35,867    13,015     43,860    22,420
Expenses:
 Selling, general and administrative      34,060    10,065     43,137    19,771
 Provision for restructuring, store
  closings and impairment of assets        7,985         -      7,985         -
 Depreciation and amortization             2,978     1,418      4,389     2,814
                                       ----------------------------------------
Total expenses                            45,023    11,483     55,511    22,585
                                       ----------------------------------------
Operating (loss) income                   (9,156)    1,532    (11,651)     (165)
                                       ----------------------------------------
Interest expense, net                      2,706       534      3,059     1,081
                                       ----------------------------------------
(Loss) income before income taxes        (11,862)      998    (14,710)   (1,246)
Provision for income taxes                 1,053       283          -       591
                                       ----------------------------------------
Net (loss) income                      $ (12,915)  $   715  $ (14,710) $   (655)
                                       ========================================


(Loss) earnings per share-
  Basic and Diluted                    $  ( 0.80)  $  0.05  $  (0.95)  $  (0.05)

Weighted average number of common
  shares outstanding
  Basic                                   16,050    14,477    15,421     14,468
  Diluted                                 16,050    15,524    15,421     14,468


        The accompanying notes are an integral part of the consolidated financial statements.











                           CASUAL MALE RETAIL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                          Six Months Ended
                                                      --------------------------
                                                       August 3,      August 4,
                                                         2002           2001
                                                      -----------    -----------
Cash flows from operating activities:
 Net loss                                           $ ( 14,710)      $    (655)
 Adjustments to reconcile net loss to
  net cash used for operating activities:
   Depreciation and amortization                         4,389           2,814
   Restructuring, store closings and impairment         11,048            (454)
   Issuance of common stock and options                     34             150
   (Loss) gain on sale or disposal of fixed assets          34             (21)
 Changes in operating assets and liabilities:
  Accounts receivable                                   (4,193)           (881)
  Inventories                                           (7,634)        (11,987)
  Prepaid expenses                                        (767)            227
  Other assets                                          (2,073)            (74)
  Income taxes                                              94              47
  Accounts payable                                       9,518           3,282
  Accrued expenses and other current liabilities        (1,064)           2,788
  Accrued rent                                            (261)             61
                                                      -----------   -----------
Net cash used for operating activities                  (5,585)         (4,703)
                                                      -----------   -----------
Cash flows from investing activities:
 Additions to property and equipment                    (3,155)         (1,985)
 Proceeds from disposal of property and equipment            -              19
 Acquisition of Casual Male, net of cash acquired     (160,814)              -
                                                     -----------    -----------
Net cash used for investing activities                (163,969)         (1,966)
                                                     -----------    -----------
Cash flows from financing activities:
 Net borrowings under credit facility                   42,369           6,655
 Issuance of common stock under option program             119              14
 Proceeds from the issuance of long term debt           41,057               -
 Proceeds from the issuance of Series B Preferred Stock 76,569               -
 Proceeds from the issuance of common stock              5,862               -
 Proceeds from the issuance of warrants                  9,589               -
 Payment of equity transaction costs                    (2,591)              -
                                                     -----------   -----------
Net cash provided by financing activities              172,974           6,669
                                                     -----------   -----------
Net change in cash and cash equivalents                  3,420               -
Cash and cash equivalents:
 Beginning of the year                                       -               -
                                                     -----------   -----------
 End of the period                                   $   3,420      $        -
                                                     ===========   ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                        CASUAL MALE RETAIL GROUP, INC,
                   Notes to Consolidated Financial Statements

1. Basis of Presentation

In the opinion of management of Casual Male Retail Group, Inc., a Delaware corporation formerly known as Designs, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company's audited consolidated financial statements for the year ended February 2, 2002 (included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission).

The interim financial statements for the three and six months ended August 3, 2002 contain the results of operations since May 14, 2002, of the Company's acquisition of substantially all of the assets of Casual Male Corp. and certain of its subsidiaries ("Casual Male"). For a complete description of the acquisition, see Note 2 below.

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

2.	Acquisition

On May 14, 2002, pursuant to an asset purchase agreement entered into as of May 2, 2002, the Company completed the acquisition of Casual Male for a purchase price of approximately $170 million, plus the assumption of certain operating liabilities. The Company was selected as the highest and best bidder for the Casual Male assets at a bankruptcy court ordered auction commencing on May 1, 2002 and concluding on May 2, 2002. The U.S. Bankruptcy Court for the Southern District of New York subsequently granted its approval of the acquisition.

Casual Male, which was a leading independent specialty retailer of fashion, casual and dress apparel for big and tall men, had annual sales that exceeded $350 million. Casual Male sold its branded merchandise through various channels of distribution including full price and outlet retail stores, direct mail and the internet. Casual Male had been operating under the protection of the U.S. Bankruptcy Court since May 2001.







Under the terms of the asset purchase agreement, the Company acquired substantially all of Casual Male's assets including, but not limited to, the inventory and fixed assets of approximately 475 retail store locations and various intellectual property. In addition, the Company assumed certain operating liabilities including, but not limited to, existing retail store lease arrangements and the existing mortgage for Casual Male's corporate headquarters, which are located in Canton, Massachusetts.


Allocation of purchase price:
                                                             Debit(Credit)
                                                             (in thousands)
  Cash and cash equivalents                                        $  190
  Accounts receivable                                               1,473
  Merchandise inventory                                            72,705
  Prepaid expenses                                                  3,842
  Property and equipment                                           60,569
  Other assets                                                      9,062
  Goodwill                                                         30,074
  Casual Male trademark                                            35,000
  Customer lists                                                    1,600
  Accounts payable                                                (28,673)
  Accrued expenses and other current liabilities                   (1,656)
  Accrual for estimated transaction and severance costs           (11,029)
  Mortgage note                                                   (12,151)
                                                                  -------
    Total cash paid for assets acquired and liabilities assumed $ 161,004

The Casual Male acquisition, along with the payment of certain related fees and expenses, was completed with funds provided by: (i) approximately $30.2 million in additional borrowings from the Company's amended three-year $120.0 million senior secured credit facility with the Company's bank, Fleet Retail Finance, Inc. ("FRFI"), (ii) $15.0 million from a three-year term loan with a subsidiary of FRFI, (iii) proceeds from the private placement of $24.5 million principal amount of 12% senior subordinated notes due 2007 together with detachable warrants to acquire 1,715,000 shares of the Company's Common Stock, par value $.01 per share ("Common Stock"), at an exercise price of $.01 per share, and additional detachable warrants to acquire 1,176,471 shares of Common Stock at an exercise price of $8.50 per share, (iv) proceeds from the private placement of $11.0 million principal amount of 5% senior subordinated notes due 2007, (v) approximately $82.5 million of proceeds from the private placement of approximately 1.4 million shares of Common Stock and 180,162 shares of newly designated Series B Convertible Preferred Stock, par value $0.01 per share ("Series B Preferred Stock")(which were automatically converted on August 8, 2002, subsequent to the end of the second quarter of fiscal 2003, into 18,016,200 shares of Common Stock), and (vi) the assumption of a mortgage note in the principal amount of approximately $12.2 million.










Below are the pro forma results for the three and six months ended August 3, 2002 and August 4, 2001, assuming that the acquisition had occurred February 3, 2002 and February 1, 2001, respectively. The results for the three and six months ended August 3, 2002 include the $11.0 restructuring charge recorded by the Company related to the downsizing of its Levi's(r) and Dockers(r) businesses:

For the three months ended:

                       Casual Male          Designs           Total Consolidated
                    8/3/02    8/4/01(1)   8/3/02(2) 8/4/01      8/3/02    8/4/01
                   -------------------- -------------------  -------------------
(in thousands)

Sales              $ 82,390  $ 79,146   $ 42,270  $ 47,698   $124,660  $ 126,844

Gross Margin         35,235    33,536      5,320    13,015     40,555     46,551
Selling, general
 and administrative  28,041    28,637     10,049    10,065     38,090     38,702
Depreciation and
 Amortization         1,831     1,429      1,387     1,418      3,218      2,847
Interest Expense      2,438     3,615        514       534      2,952      4,149
                    -----------------   ------------------   -------------------
Pre-tax income(loss) $2,924    $( 146)  $(14,615)  $   998   $(11,691)    $  853


For the six months ended:

                       Casual Male          Designs           Total Consolidated
                    8/3/02    8/4/01(1)   8/3/02(2) 8/4/01      8/3/02    8/4/01
                   -------------------   ----------------     ------------------
(in thousands)

Sales              $160,761  $159,446   $ 78,711  $ 87,093   $239,472  $246,539

Gross Margin         68,397    64,895     13,313    22,420     81,710    87,315
Selling, general
 and administrative  56,230    54,641     27,111    19,771     83,341    74,412
Depreciation and
 Amortization         3,531     3,406      2,798     2,814      6,329     6,220
Interest Expense      5,142     6,911        867     1,081      6,009     7,992
                    ------------------  ------------------  --------------------
Pre-tax income(loss) $3,493    $(  63)  $(17,463)  $(1,246)  $(13,970)  $(1,309)

(1)	Adjusted to eliminate the results of operations for closed store locations, which were not purchased by the Company.
(2)	Includes the impact of restructuring charges totaling $11.0 million related to the downsizing of the Levi's(r)/Dockers(r) business.

The pro forma results have been prepared based on available information, using assumptions that the Company's management believes are reasonable. The results do not purport to represent the actual financial position or results of operations that would have occurred if the acquisition had occurred on the dates specified. The results above are not necessarily indicative of the results that may be achieved in the future. These results also do not reflect any adjustments for the effect of certain operating synergies or expected cost reductions that the Company may realize as a result of the acquisition. No assurances can be given that the amount of financial benefits, if any, may actually be realized as the result of the acquisition. The Company has started to implement several cost reduction and synergy initiatives which are not reflected in these pro forma results, which the Company expects will ultimately result in savings in the range of $20 million to $25 million on an annualized basis. Since the acquisition in May 2002, almost half of the total expected savings were realized and will begin to be reflected in the Company's operating results during the second half of the fiscal year.

3.	Debt

Revolver
--------
The Company has a credit facility with Fleet Retail Finance Inc., which was most recently amended on May 4, 2002 in connection with the financing for the Casual Male acquisition (the "Amended Credit Agreement"). The Amended Credit Agreement, which expires May 14, 2005, principally provides for a total commitment of $120 million with the ability for the Company to issue documentary and standby letters of credit of up to $20 million. The Company's ability to borrow under the facility is determined using an availability formula based on eligible
assets.   The Company's obligations under the Amended Credit Agreement continue to be secured by a lien on all of its assets. The Amended Credit Agreement continues to include certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company.

At August 3, 2002, the Company had outstanding borrowings of approximately $70.1 million under this credit facility. Outstanding standby letters of credit were $1.4 million and outstanding documentary letters of credit were $1.4 million at August 3, 2002. Average borrowings outstanding under this facility during the first six months of fiscal 2003 were approximately $46.7 million, resulting in an average unused excess availability of approximately $12.2 million during the first six months of fiscal 2003. At August 3, 2002, the unused availability was $17.6 million. The Company was in compliance with all debt covenants under the Amended Credit Agreement at August 3, 2002.

Long-Term Debt
--------------
Components of Long-term debt are as follows:
(in thousands)

Term Loan                                   $ 15,000
12% senior subordinated notes due 2007        15,189
5% senior subordinated notes due 2007         11,000
Mortgage note                                 12,019
                                              ------
   Total long-term debt                       53,208
Less: current portion of mortgage note          (839)
                                              ------
   Long-term debt, less current portion     $ 52,369

On May 14, 2002, the Company entered into a three year Term Loan with Back Bay Capital, a subsidiary of Fleet Retail Finance, Inc. Interest on the term loan includes a 12% coupon, 3% paid-in-kind and a 3% annual commitment fee, for a total annual yield of 18%.

In April and May 2002, the Company also issued $24.5 million principal amount of 12% senior subordinated notes through private placements. The principal amount of $15.2 million is net of the assigned value of unamortized warrants to acquire 1,715,000 shares of common stock at an exercise price of $0.01 per share and additional detachable warrants to acquire 1,176,471 shares of common stock at an exercise price of $8.50 per share. The total assigned value of the warrants of approximately $9.6 million, which has been reclassified to equity, is being amortized over the five-year life of the notes as interest expense.

In addition, the Company also issued $11.0 million principal amount of 5% senior subordinated notes through a private placement with the Kellwood Company, with whom the Company has entered into a product sourcing agreement. Beginning at the end of the second quarter of fiscal 2004, the Company will make principal payments in the amount of $625,000 per quarter through the remaining term of the notes.

In connection with the Casual Male acquisition, the Company also assumed an outstanding mortgage note for real estate and buildings located in Canton, Massachusetts. The mortgage note, which bears interest at 9%, has an outstanding principal balance of $12.0 million at August 3, 2002.

4. Equity

Series B Preferred Stock Conversion and Issuance of Warrants
------------------------------------------------------------
In connection with the Casual Male acquisition, the Company issued 180,162 shares of its Series B Convertible Preferred Stock through private placements. On August 8, 2002, subsequent to the end of the second quarter, all 180,162 shares of the Series B Convertible Preferred Stock were automatically converted, upon shareholder approval, to 18,016,200 shares of the Company's Common Stock. No value was assigned to this conversion feature since the price paid on that date for one share of preferred stock was the same price as the price at which 100 shares of Common Stock could be purchased on the date of the transaction.

Warrants to purchase common stock of the Company were also issued in connection with the acquisition. As part of the private placement of the Company's 12% senior subordinated notes, the Company issued warrants to purchase 1,715,000 shares of Common Stock at an exercise price of $0.01 per share and additional warrants to purchase 1,176,471 shares of Common Stock at an exercise price of $8.50 per share. The Company has assigned a value, based on the Black Scholes model, of $9.6 million for these warrants. The value of the warrants has been reflected as a component stockholders' equity and is being amortized over the term of the corresponding debt, which is five years. Also, as part of the equity financing, the Company issued to its investment advisor warrants to purchase 500,000 shares of Common Stock at an exercise price of $4.25 per share. The total assigned value of these warrants of $1.2 million have been reflected as a cost of equity at August 3, 2002. Subsequent to the end of the second quarter of fiscal 2002, all warrants became immediately exercisable, subject to applicable notice requirement.

Earnings Per Share
------------------
Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires the computation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share is determined by giving effect to the exercise of stock options and certain warrants using the treasury stock method. In addition, for the three and six months ended August 3, 2002 the Company also gave effect to the prospective convertibility of its Series B Convertible Preferred Stock, which is discussed more fully above. The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share.

For the:                                  Three months ended   Six months ended
 (In thousands)                             8/3/02    8/4/01    8/3/02   8/4/01
-----------------------------------------------------------------------------
Basic weighted average common
 shares outstanding                           16,050   14,477   15,421    14,468

Stock options, excluding the effect
 of anti-dilutive options and warrants
 totaling 1,839 shares for the three
 months ended August 3, 2002 and 1,267
 and 852 shares for the six months ended
 August 3, 2002 and August 4, 2001,
 respectively                                     --    1,047       --        --

Shares of Series B Convertible Preferred
Stock of 13,512 shares and 7,721 shares were
Excluded for the three and six months ended
August 3, 2002, respectively, because the
effect was anti-dilutive                         --       --       --         --
                                              ------   ------   ------   -------
Diluted weighted average common
 shares outstanding                           16,050   15,524   15,421    14,468


The following potential common stock equivalents were excluded from the computation of diluted earnings per share, in each case, because the exercise price of such options and warrants was greater than the average market price per share of Common Stock for the periods reported:

                                          Three months ended   Six months ended
 (in thousands)                             8/3/02    8/4/01    8/3/02   8/4/01
-----------------------------------------------------------------------------

Stock Options                                 118       151        118     151
Warrants                                    1,176         -      1,176       -


5.	Restructuring, Store Closing and Impairment of Assets

During the second quarter of fiscal 2003, the Company recorded charges totaling $11.0 million related to the Company's restructuring of its Levi's(r)/Dockers(r) business and the integration of the Casual Male operations. Of the total $11.0 million in restructuring charges, $4.5 million relates to the impairment of assets of between 34 and 40 Levi's(r) and Dockers(r) stores that the Company intends to close over the next several years and $3.0 million relates to inventory losses. The $3.0 million provision for inventory is included in gross margin on the statement of operations for the three and six months ended August 3, 2002. In addition, the charge includes $3.5 million related to the integration plan to combine the operations of Casual Male with that of the Company, which includes relocating the Company's distribution facility and corporate offices to Canton, Massachusetts.

Of the total charge of $11.0 million, the total non-cash costs represent approximately $7.5 million of the charge, with the remaining consisting of the cash costs for integration expense and the inventory costs of liquidating stores. Of the total $11.0 million charge, $7.5 million, which was related to impairment of assets for store closings and the write-off of certain other assets in connection with the relocating of the Company's headquarters and distribution facility was reflected as a reduction in Property, Plant and Equipment, and $3.5 million was recorded as a write-down of inventory on the Consolidated Balance Sheet at August 3, 2002. The remaining $0.5 million of the charge was reflected in accrued expenses at August 3, 2002.

6.	Income Taxes

During the second quarter of fiscal 2003, the Company experienced a continuing sales decreases in its Levi's(r)/Dockers(r) business as a result of the deterioration of the Levi's(r) brand. As the result of the Company recording the above restructuring charges and the anticipated impact of the charges on the Company's full year results, the Company reversed the income tax benefit it previously recorded in the first quarter of fiscal 2003, such that no income tax benefit has been recognized for the six months ended August 3, 2002.

Realization of the Company's deferred tax assets, which relate principally to federal net operating loss carryforwards, which expire from 2017 through 2022, is dependent on generating sufficient taxable income in the following three years of the carryforward period. At August 3, 2002, the Company evaluated the realizability of its existing deferred tax assets, net of a previously established valuation allowance, and concluded that no additional increase in the valuation allowance was necessary at August 3, 2002.





























Part I. Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

SUMMARY OF SIGNIFICANT SECOND QUARTER EVENTS

Acquisition


On May 14, 2002 the Company completed the acquisition of substantially all of the assets of Casual Male Corp. and certain subsidiaries ("Casual Male") for a purchase price of approximately $170 million, plus the assumption of certain operating liabilities. The Company was selected as the highest and best bidder at a bankruptcy court ordered auction commencing on May 1, 2002 and concluding on May 2, 2002. The U.S. Bankruptcy Court for the Southern District of New York subsequently granted its approval of the acquisition of Casual Male on May 7, 2002.

Casual Male was a leading independent specialty retailer of fashion, casual and dress apparel for big and tall men, with annual sales that exceeded $350 million. Casual Male sold its branded merchandise through various channels of distribution including full price and outlet retail stores, direct mail and the internet. Casual Male had been operating under the protection of the U.S. Bankruptcy Court since May 2001.

Under the terms of the asset purchase agreement, the Company acquired substantially all of Casual Male's assets including, but not limited to, the inventory and fixed assets of approximately 475 retail store locations and various intellectual property. In addition, the Company will also assume certain operating liabilities including, but not limited to, existing retail store lease arrangements and the existing mortgage for Casual Male's corporate office, which is located in Canton, Massachusetts.

Corporate Name Change

In view of the significance of the Casual Male acquisition to the growth and future identity of the Company, at the Company's Annual Meeting of Stockholders which was held on August 8, 2002, the stockholders approved the Board of Directors' recommendation to change the Company's name to "Casual Male Retail Group, Inc." The Company believes that the Casual Male division will be a significant future contributor to the Company's overall business and that this name change was an important step to align the customer and investor identification of the Company with the Casual Male store concept.

Planned Divestiture

On August 12, 2002, the Company announced its intention, subject to market and other conditions, to conduct a rights offering resulting in a divesture of its loss prevention services subsidiary, referred to as LPI. The shares of LPI common stock are not presently registered under the Securities Act of 1933, as amended. In the rights offering, common stock of LPI is expected to be offered for purchase to stockholders of Casual Male Retail Group, Inc. LPI, which provides loss prevention services and system solutions primarily to the retail industry, is a subsidiary of the Company that was acquired as part of the Casual Male acquisition.


Restructuring, Store Closing and Impairment of Assets

During the second quarter of fiscal 2003, as a result of the continued erosion of the Levi Strauss & Co. brands in the marketplace and Levi Strauss & Co.'s inability to provide the Company with a balanced assortment of product for the Company's Levi's(r)/Dockers(r) outlet stores, the Company implemented an Aggressive plan to downsize its Levi's and Dockers business. As a result, the Company plans to close between 34 and 40 stores, combine 6 to 8 other stores and Reduce the square footage in another 20 to 25 stores. The Company expects to close between 15 and 20 of these Levi's(r)/Dockers(r) outlet stores over the next twelve to eighteen months, and has started negotiations with several landlords to terminate leases on the remaining underperforming stores.

As a result, in the second quarter of fiscal 2003, the Company recorded $11.0 million in restructuring charges. Of the total $11.0 million, $4.5 million relates to the impairment of assets for between 34 and 40 stores that the Company intends to close over the next several years and $3.0 million relates to inventory costs to close the initial 15 to 20 stores. In addition, the restructuring charge includes $3.5 million related to the integration plan to combine the operations of Casual Male with that of the Company, which includes relocating the Company's distribution facility and corporate offices to Canton, Massachusetts. Of the total charge of $11.0 million, the total non-cash costs represent approximately $7.5 million, with the remainder consisting of cash costs for integration expenses and the inventory costs of liquidating stores.

RESULTS OF OPERATIONS

The Company's results for the second quarter of fiscal 2003 include the results, since May 14, 2002, of the Company's acquisition of Casual Male.

Sales

Total sales for the second quarter of fiscal 2003, which ended August 3, 2002, were $115.7 million as compared to $47.7 million in the second quarter of fiscal 2002. The Casual Male stores, including the catalog sales, represented approximately $73.0 million, or 63% of the total sales for the second quarter of fiscal 2003. For the period from May 14, 2002 to August 3, 2002, the Casual Male business achieved a comparable store sales increase of approximately 4% when compared to the corresponding period in the prior year.

The Company's Levi's(r)/Dockers(r) business had a comparable store sales decrease of 15% for the second quarter of fiscal 2003. The Company is working closely with Levi Strauss & Co. on addressing the current product issues that the Company is experiencing and expects to see improvements beginning in the Spring of fiscal 2004. However, these actions are not yet implemented and the Company's Levi's(r) and Dockers(r) businesses are continuing to show Significant negative trends during the important Back to School selling season. As a result, the Company determined that it needed to downsize the Levi's(r)/Dockers(r) chain, as discussed in more detail above under "Restructuring and Store Closing". Once the Company's plan to downsize the Levi's(r)/Dockers(r) business is complete, the remaining Levi's(r)/Dockers(r) business will represent less than 20% of the combined sales of the Company.





Gross Profit Margin

The increase in gross margin for the three and six months ended August 3, 2002 as compared to the corresponding periods in the prior year is due to the higher merchandise margins generated in the Company's Casual Male business. The 3.7 percentage point increase in gross margin for the three months ended August 3, 2002 is due to an increase of 6.4 percentage points in merchandise margin partially offset by a 2.6 percentage point decrease related to inventory write-downs taken during the second quarter of fiscal 2003. The 6.4 percentage point increase in merchandise margin was comprised of a decrease of 4.8 percentage points in the Levi's(r)/Dockers(r) business offset by an 11.2 percentage point benefit from the Company's Casual Male business. Similarly, for the six months ended August 3, 2002, the 3.2 percentage point increase in gross margin was due to a 5.1 percentage point increase in merchandise margin partially offset by the impact of the inventory write-down of 2.0 percentage points. The 5.1 percentage point increase in margin was comprised of a 2.6 percentage point decrease in the Levi's(r)/Dockers(r) business offset by a 7.7 percentage point benefit from the Casual Male business.

The deterioration of the Levi's brands in the marketplace, coupled with Levi Strauss & Co.'s inability to provide an adequate balance of merchandise, has caused the Company to maintain an aggressive promotional posture in an effort to improve sales and liquidate inventory. This increase in promotional activity as compared to prior periods has had a negative impact on merchandise margins.

The Casual Male business has had a significant benefit to the Company's overall gross margin rates. Casual Male has a substantial portion of private label merchandise, which by its nature produces higher gross margins. In addition, due to the limited competition in the Big and Tall market, the Company's promotional rates trend lower than the men's apparel industry in general.

As mentioned, included in gross margin for the three and six months ended August 3, 2002 is $3.0 million in inventory reserves taken during the second quarter of fiscal 2003 in connection with the Company's plan to downsize its Levi's(r)/Dockers(r) business. The $3.0 million relates specifically to the liquidation of inventory in the stores that the Company will be closing over the next twelve to eighteen months.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the three months ended August 3, 2002 were 29.4% of sales as compared to 21.1% for the corresponding period in the prior year. For the six months ended August 3, 2002, SG&A expenses were 28.4 % as compared to 22.7% for the corresponding period in the prior year.

The increase in SG&A as a percent to sales for the three and six months ended August 3, 2002 is due principally to the addition of the Casual Male cost structure to the Company's existing low cost base. The Company has started to implement several cost reduction and synergy initiatives which the Company expects will ultimately result in savings in the range of $20 to $25 million on an annualized basis. Since the acquisition in May 2002, almost half of the total expected savings were realized and will begin to be reflected in the Company's operating results during the second half of the fiscal year.



Depreciation and Amortization

Depreciation and amortization expense for the three and six months ended August 3, 2002 increased over the prior year due to the addition of approximately $61.0 million in assets acquired in connection with the Casual Male acquisition.

Interest Expense, Net

Net interest expense was $2.7 million for the three months ended August 3, 2002 as compared to $534,000 for the corresponding period in the prior year. For the six months ended August 3, 2002, net interest expense was $3.1 million as compared to $1.1 million for the corresponding period in the prior year. The significant increase in interest expense for both the three and six months ended August 3, 2002 is due to the increased debt levels of the Company as a result of the acquisition of Casual Male. Approximately $90 million of new debt was issued in connection with the acquisition of Casual Male. The interest rate incurred on this additional debt averages approximately 8.3% on an annualized basis.

Income Taxes

During the second quarter of fiscal 2003, the Company experienced continuing sales decreases in its Levi's(r)/Dockers(r) business as a result of the deterioration of the Levi Strauss & Co.'s brands in the marketplace. As the result of the Company recording the above restructuring charges and the anticipated impact of the charges on the Company's full year results, the Company reversed the income tax benefit it previously recorded in the first quarter of fiscal 2003, such that no income tax benefit has been recognized for the six months ended August 3, 2002.

Realization of the Company's deferred tax assets, which relate principally to federal net operating loss carryforwards, which expire from 2017 through 2022, is dependent on generating sufficient taxable income in the following three years of the carryforward period. At August 3, 2002, the Company evaluated the realizability of its existing deferred tax assets, net of a previously established valuation allowance, and concluded that no additional increase in the valuation allowance was necessary at August 3, 2002.


Net Loss

For the three months ended August 3, 2002, the Company reported a net loss of $(12.9) million, which includes restructuring charges totaling $11.0 million. This loss compares to net income of $0.7 million for the three months ended August 4, 2001. For the six months ended August 3, 2002, the Company reported a net loss of $(14.7) million, of which $11.0 million related to the aforementioned restructuring charges, compared to net loss of $(0.7) million for the six months ended August 4, 2001. On an operating basis since the acquisition on May 14, 2002, the Casual Male business earned operating income of approximately $4.9 million during the second quarter of fiscal 2003 while the Levi's(r)/Dockers(r) business generated an operating loss of approximately $3.1 million for the second quarter of fiscal 2003.



SEASONALITY

Historically, the Company has experienced seasonal fluctuations in revenues and income with increases occurring during the Company's third and fourth quarters as a result of "Fall" and "Holiday" seasons.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash needs are for working capital, essentially inventory requirements, and capital expenditures. Specifically, the Company's capital expenditure program includes projects for new store openings, downsizing or combining existing stores, and improvements and integration of its systems infrastructures. For the remainder of fiscal 2003, the Company expects that much of the Company's capital requirements will be used for expansion of its Casual Male business as well as its Candies(R) and Ecko Unltd.(R) outlet stores.

As previously discussed, the Company's recent acquisition of Casual Male was funded through a combination of the issuance of new debt and equity. The Company anticipates that cash flow from operations and availability under the Company's amended $120 million credit facility with FRFI will be sufficient to meet all debt payments and operating needs of its business.

During the first six months of fiscal 2003, cash used for operations was $5.6 million as compared to cash used for operations of $4.7 million for the first six months of the prior year. Cash from operations as compared to the prior year decreased $882,000 as a result of the Company's operating loss for the three months ended August 3, 2002 as compared to the three months ended August 4, 2001.

At August 3, 2002, total inventory equaled $135.0 million, compared to $57.7 million at February 2, 2002. This increase in inventory is principally due to approximately $77.0 million in inventory acquired in the Casual Male acquisition.

Total cash outlays for capital expenditures, net of landlord allowances, for the first six months of fiscal 2003 were $3.2 million compared to $2.0 million during the first six months of fiscal 2002. During the first six months of fiscal 2003, the Company opened eleven new Candies(R) outlet stores, three of which were carve-outs from the Company's existing Levi's(R)/Dockers(R) outlet stores and three Ecko Unltd.(R) outlet stores.

The Company's expansion plans for the remainder of fiscal 2003 will focus on opening 5 to 6 Casual Male stores and investing in the Company's systems infrastructure, as part of its integration plan.

In connection with the Casual Male acquisition, the Company amended its Existing credit facility with Fleet Retail Finance, Inc. to provide for a total commitment of $120.0 million with a $20.0 million carve-out for standby and documentary letters of credit. This facility will continue to provide the Company with its on-going working cash needs. At August 3, 2002, the Company had borrowings of approximately $70.1 million outstanding under this credit facility and had outstanding standby letters of credit totaling approximately $1.4 million and outstanding documentary letters of credit of $1.4 million, with availability approximating $18.0 million.

The Company's working capital at August 3, 2002 was approximately $11.0 million, compared to $13.3 million at February 2, 2002. This decrease in working capital was primarily attributable to the long-term investment of the Casual Male acquisition.

The foregoing discussion of the Company's results of operations, liquidity, capital resources and capital expenditures includes certain forward-looking information. Such forward-looking information requires management to make certain estimates and assumptions regarding the Company's expected strategic direction and the related effect of such plans on the financial results of the Company. Accordingly, actual results and the Company's implementation of its plans and operations may differ materially from forward-looking statements made by the Company. The Company encourages readers of this information to refer to Exhibit 99.3 to the Company's Form 8-K, filed with the Securities and Exchange Commission on September 17, 2002, which identifies certain risks and uncertainties that may have an impact on future earnings and the direction of the Company.



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

	The Company utilizes cash from operations and short-term borrowings to fund its working capital needs. Borrowings under the Company's bank credit agreement, which expires in May 2005, bear interest at variable rates based on Fleet National Bank, N.A.'s prime rate or the London Interbank Offering Rate ("LIBOR"). These interest rates at August 3, 2002 were 5.25% for prime based borrowings and included various LIBOR contracts with interest rates ranging from 4.630% to 5.124%. Based upon sensitivity analysis as of August 3, 2002, a 10% increase in interest rates would result in a potential cost to the Company of approximately $367,000 on an annualized basis. In addition, the Company has available letters of credit as sources of financing for its working capital requirements.

Part II.	Other Information

ITEM 1.	Legal Proceedings

	None.

ITEM 2.	Changes in Securities and Use of Proceeds

	None.

ITEM 3.	Default Upon Senior Securities

	None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on August 8, 2002.
The matters submitted to a vote of the Company's stockholders were (i) the election of eight directors, (ii) amendment to the Company's
Restated Certificate of Incorporation to change the Company's name from "Designs, Inc." to "Casual Male Retail Group, Inc.", (iii) amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of the Company's common stock from 50,000,000 to 75,000,000, (iv) approval for the issuance of additional common stock of the Company upon the conversion of outstanding preferred stock and the exercise of outstanding warrants,
(v) approval for the change of the Company's state of incorporation from Delaware to Nevada through a reincorporation merger, and (vi)the ratification of Ernst & Young LLP as independent auditors for the Company for the current fiscal year.

(b)	The Company's Stockholders elected eight directors to hold office until the 2003 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The results of the voting were as follows:


  Directors                       Votes FOR                 Votes Withheld

  Seymour Holtzman             15,351,360.5245                   111,892
  David A. Levin               15,352,460.5245                   110,792
  Jesse Choper                 15,352,260.5245                   110,992
  Alan Cohen                   15,352,260.5245                   110,992
  Stephen M. Duff              15,352,365.5245                   110,887
  Jeremiah P. Murphy, Jr.      15,352,660.5245                   110,592
  Joseph Pennacchio            15,352,260.5245                   110,992
  George T. Porter, Jr.	       15,352,360.5245                   110,892

(c)	The Company's stockholders approved an amendment to the Company's
  Restated Certificate of Incorporation to change to the Company's name from "Designs, Inc" to "Casual Male Retail Group, Inc." The results of the voting were as follows:

   Votes FOR            Votes AGAINST                 Votes Withheld
  15,413,578.5245        44,087                          5,587

(d)	The Company's stockholders approved an amendment to the Company's
  Restated Certificate of Incorporation to increase the authorized number of shares of the Company's common stock from 50,000,000 to 75,000,000. The results of the voting were as follows:

     Votes FOR           Votes AGAINST      Votes Withheld     Non-Votes
  10,300,178.5245         1,037,850            11,876          4,113,348

(e)	The Company's stockholders approved the issuance of additional common stock of the Company upon the conversion of outstanding preferred stock and the exercise of outstanding warrants. The results of the voting were as follows:

     Votes FOR          Votes AGAINST     Votes Withheld        Non-Votes
  11,085,112.5245          242,841            21,951            4,113,348

(f)	The Company's stockholders approved the change to the Company's state of incorporation from Delaware to Nevada through a reincorporation merger. The results of the voting were as follows:

    Votes FOR          Votes AGAINST      Votes Withheld         Non-Votes
9,816,102.5245           1,523,215            10,587             4,113,348

(g)	The Company's stockholders also ratified the selection of Ernst &
  Young LLP as the Company's independent auditors for the current fiscal year. The results of the voting were as follows:

    Votes FOR         Votes AGAINST     Votes Withheld
15,445,945.5245          8,671               8,636


ITEM 6.	Exhibits and Reports on Form 8-K

A.	Reports on Form 8-K:

The Company reported under Item 2 of Form 8-K, dated May 23, 2002, and amended on May 23, 2002, June 14, 2002 and September 11, 2002, its acquisition of substantially all of the assets of Casual Male Corp. and certain subsidiaries, and reported under Item 7 of such Form 8-K the historical audited consolidated financial statements of Casual Male Corp. and the unaudited pro forma financial information giving effect to the Company's acquisition of Casual Male Corp. and to the financing transactions completed by the Company as of May 14, 2002.

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

3.3 Certificate of Amendment to Restated Certificate of Incorporation dated August 8, 2002.

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
      Optional and Other Special Rights of Series B Convertible Preferred
      Stock dated May 14, 2002 (included as Exhibit 3.1 to the Company's
      Form 8-K filed on May 23, 2002, and incorporated herein by reference).  *

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

10.4  Amendment to the Amended and Restated Trademark License
      Agreement between the Company and Levi Strauss & Co. dated
      March 22, 2000 (included as Exhibit 10.7 to
      the Company's Form 10-K dated April 28, 2000, and incorporated
      herein by reference).                                                  *

10.5  Second Amended and Restated Loan and Security Agreement dated as of December 7, 2000 among the Company and Fleet Retail
      Finance Inc., as agent for the Lender(s) identified therein.
      (included as Exhibit 10.12 to the Company's Form 10-Q dated
      December 12, 2000, and incorporated herein by reference).              *

10.6  Third Amended and Restated Loan and Security Agreement dated as of May  14, 2002, by and among Fleet Retail Finance, Inc., as Administrative Agent and Collateral Agent, the Lenders
      identified therein, the Company, as Borrowers' Representative, and the Company and Designs Apparel, Inc., as Borrowers.
      (included as Exhibit 10.9 to the Company's Current Report on
      Form 8-K/A filed on May 23, 2002, and incorporated herein by
      reference).		                                                     *

10.7  Amendment and Distribution Agreement dated as of October 31,
      1998 among the Designs JV Corp., LDJV Inc. and The Designs/OLS
      Partnership (included as Exhibit 10.2 to the Company's Current
      Report on Form 8-K dated December 3, 1998, and incorporated
      herein by reference).			                                   *

10.8  Guaranty by the Company of the indemnification obligation of
      Designs JV Corp. dated as of October 31, 1998 in favor of
      LDJV, Inc. (included as Exhibit 10.3 to the Company's Current
      Report on Form 8-K dated December 3, 1998, and incorporated
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

10.12 Employment Agreement dated as of March 31, 2000 between the
      Company and David A. Levin (included as Exhibit 10.27 to the
      Company's Annual Report on Form 10-K dated April 28, 2000, and
      incorporated herein by reference). 							*

10.13 Amendment to Employment Agreement dated as of April 10, 2001 between the Company and David A. Levin (included as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q dated June 19, 2001, and
      incorporated herein by reference). 							*

10.14 Secured Promissory Note dated as of June 26, 2000 between the
      Company and David A. Levin (included as Exhibit 10.28 to the
      Company's Quarterly Report on Form 10-Q dated September 12, 2000,
      and incorporated herein by reference). 						*

10.15 Pledge and Security Agreement dated June 26, 2000 between the
      Company and David A. Levin (included as Exhibit 10.29 to the
      Company's Quarterly Report on Form 10-Q dated September 12, 2000,
      and incorporated herein by reference). 						*

10.16 Employment Agreement dated as of August 14, 2000 between the
      Company and Dennis R. Hernreich (included as Exhibit 10.30 to the
      Company's Quarterly Report on Form 10-Q dated September 12, 2000,
      and incorporated herein by reference). 						*

10.17 Amendment to Employment Agreement dated as of April 25, 2001 between the Company and Dennis R. Hernreich (included as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q dated June 19, 2001,
      and incorporated herein by reference). 						*

10.18 Employment Agreement dated as of October 22, 2001 between the
      Company and Ronald N. Batts (incorporated as Exhibit 10.25 to the
      Company's Quarterly Report on Form 10-Q dated December 14, 2001,
      and incorporated herein by reference).				            *

10.19 Retail Store License Agreement dated as of January 9, 2002 between the Company and Candie's, Inc. (incorporated as Exhibit 10.23 to the
      Company's Annual Report on Form 10-K dated May 1, 2002, and
      incorporated herein by reference).							*

10.20 Retail Store License Agreement Amendment No. 1 dated as of
      January 15, 2002 between the Company and Candie's, Inc. (incorporated as Exhibit 10.24 to the Company's Annual Report on Form 10-K dated
      May 1, 2002, and incorporated herein by reference).				*

10.21 Asset Purchase Agreement entered into as of May 2, 2002, by and among the Company and Casual Male Corp. and certain subsidiaries (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on
      May 23, 2002, and incorporated herein by reference).				*

10.22	Amended and Restated Note Agreement, dated as of April 26, 2002, and amended and restated as of May 14, 2002, among the Company, certain subsidiaries of the Company and the purchasers identified therein (included as Exhibit 10.2 to the Company's Current Report on
      Form 8-K filed on May 23, 2002, and incorporated herein by reference).	*

10.23 Form of 12% Senior Subordinated Note due 2007 (included as
      Exhibit 10.3 to the Company's Current Report on Form 8-K filed on
      May 23, 2002, and incorporated herein by reference).				*

10.24	Form of 5% Subordinated Note due April 26, 2007 (included as
      Exhibit 10.4 to the Company's Current Report on Form 8-K filed on
      May 23, 2002, and incorporated herein by reference).				*

10.25 Form of Warrant to Purchase Shares of Common Stock (aggregating
      787,500 shares)(included as Exhibit 10.5 to the Company's Current
      Report on Form 8-K filed on May 23, 2002, and incorporated herein by
      reference).											*

10.26 Form of Warrant to Purchase Shares of Common Stock (aggregating
      927,500 shares, subject to shareholder approval)(included as
      Exhibit 10.6 to the Company's Current Report on Form 8-K filed on
      May 23, 2002, and incorporated herein by reference).				*

10.27 Form of Warrant to Purchase Shares of Common Stock (aggregating
      1,176,471 shares, subject to shareholder approval)(included as
      Exhibit 10.7 to the Company's Current Report on Form 8-K filed on
      May 23, 2002, and incorporated herein by reference).				*

10.28 Registration Rights Agreement entered into as of April 26, 2002, by and between the Company and the persons party thereto
     (included as Exhibit 10.8 to the Company's Current Report on Form 8-K
      filed on May 23, 2002, and incorporated herein by reference).		*

10.29 Sourcing Agreement dated May 1, 2002, between the Company and
      Kellwood Company (included as Exhibit 10.29 to the Company's
      Quarterly Report on Form 10-Q filed on June 18, 2002, and
      incorporated herein by reference).                       			*

10.30 Extension to Consulting Agreement, dated as of April 28, 2002, between the Company and Jewelcor Management, Inc (included as
      Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q filed
      on June 18, 2002, and incorporated herein by reference). 			*

10.31 Form of Warrant to Purchase Shares of Common Stock (aggregating 500,000 shares).

18.1 Letter of Preferability from Ernst & Young dated June 13, 2001 (included as Exhibit 18.1 to the Company's Quarterly Report on Form 10-Q dated June
     19, 2001, and incorporated herein by reference).                         *

99   Certain cautionary statements of the Company to be taken into account in conjunction with consideration and review of the Company's publicly-disseminated documents (including oral statements made by others on behalf of the Company) that include forward looking information (included as Exhibit 99.3 to the Company's Current Report on Form 8-K filed on
     September 17, 2002, and incorporated by reference).                      *

*     Previously filed with the Securities and Exchange Commission.



                                SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CASUAL MALE RETAIL GROUP, INC.


Date: September 17, 2002             By: /S/ DENNIS R. HERNREICH
                                     ------------------------------------------
                                     Dennis R. Hernreich, Senior Vice President,
                                     And Chief Financial Officer































                          Casual Male Retail Group, Inc.
         Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, David A. Levin, certify that:

1. I have reviewed this report on Form 10-Q of Casual Male Retail Group, Inc. (formerly Designs, Inc.);

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

Date: September 17, 2002


                                             /s/ DAVID A.LEVIN
                                             ---------------------------------
                                             David A. Levin
                                             Chief Executive Officer
                                            (Principal Executive Officer)


I, Dennis R. Hernreich, certify that:

1. I have reviewed this report on Form 10-Q of Casual Male Retail Group, Inc. (formerly Designs, Inc.);

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

Date: September 17, 2002


                                     /s/ DENNIS R. HERNREICH
                                     -------------------------------------
                                     Dennis R. Hernreich
                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)