Form 10-Q
period 2002-11-02
CASUAL MALE RETAIL GROUP INC
filed 2002-12-17
CIK 813298

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q
                   Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period
 Ended November 2, 2002                        Commission File Number   0-15898


                       CASUAL MALE RETAIL GROUP, INC.
                        (Exact name of registrant as
                           specified in its charter)



         Delaware                                          04-2623104
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

   555 Turnpike Street, Canton, MA                            02021
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

Indicate by "X" whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes           No     X

The number of shares of common stock outstanding as of December 13, 2002 was 34,944,511.









                          CASUAL MALE RETAIL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        November 2, 2002 and February 2, 2002
                          (In thousands, except share data)

                                                    November 2,  February 2,
                                                        2002         2002
ASSETS                                              (unaudited)
                                                     ----------   ----------
Current assets:
 Cash and cash equivalents                           $    3,394   $       -
 Accounts receivable                                      7,651         491
 Inventories                                            143,928      57,734
 Deferred income taxes                                      652         652
 Prepaid expenses                                        10,748       2,887
                                                     ----------   ----------
 Total current assets                                   166,373      61,764

Property and equipment, net of
  accumulated depreciation and amortization              61,037      20,912

Other assets:
 Deferred income taxes                                    7,232       7,326
 Intangible assets                                       75,648           -
 Other assets                                             9,898         899
                                                     ----------   ----------
 Total assets                                        $  320,188   $  90,901
                                                     ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                   $      857   $       -
 Accounts payable                                        42,897       7,074
 Accrued expenses and other current liabilities          24,922      13,661
Notes payable                                            80,492      27,752
                                                     ----------   ----------
   Total current liabilities                            149,168      48,487

Long-term debt, net of current portion                   52,865           -
                                                     ----------   ----------
Total liabilities                                       202,033      48,487
                                                     ----------   ----------

Minority interest                                           987           -

Stockholders' equity:
 Preferred Stock, $0.01 par value, 1,000,000 shares
  authorized, 180,162 shares of Series B Convertible
  Preferred Stock converted into common
  stock as of August 6, 2002, none outstanding at
  November 2, 2002 and February 2, 2002                      -            -
 Common Stock, $0.01 par value, 50,000,000 shares
  authorized, 38,351,724 and 17,608,000 shares issued
  at November 2, 2002 and February 2, 2002, respectively   383          176
 Additional paid-in capital                            146,230       56,189
 Accumulated deficit                                   (20,335)      (5,304)
 Treasury stock at cost, 3,119,236 and 3,040,000 shares
  at November 2, 2002 and February 2, 2002,
  respectively                                          (8,913)      (8,450)
 Loan to executive                                        (197)        (197)
                                                     ----------   ----------
 Total stockholders' equity                            117,168       42,414
                                                     ----------   ----------
Total liabilities and stockholders' equity           $ 320,188     $ 90,901
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















































                           CASUAL MALE RETAIL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                        Three months ended   Nine months ended
                                       ---------------------------------------
                                      November   November   November   November
                                       2, 2002    3, 2001    2, 2002    3, 2001
                                       ---------------------------------------

Sales                                  $ 125,155 $  54,301 $ 277,287  $ 141,394
Cost of goods sold including
 occupancy                                82,082    41,657   190,354    106,330
                                       ----------------------------------------
Gross profit                              43,073    12,644    86,933     35,064
Expenses:
 Selling, general and administrative 37,803 10,202 80,932 29,979 Provision for restructuring, store
  closings and impairment of assets            -         -     7,985          -
 Depreciation and amortization             2,298     1,134     6,687      3,947
                                       ----------------------------------------
Total expenses                            40,101    11,336    95,604     33,926
                                       ----------------------------------------
Operating income (loss)                    2,972     1,308    (8,671)     1,138

Interest expense, net                      3,170       440     6,229      1,517
                                       ----------------------------------------
(Loss) income before minority interest
   and income taxes                         (198)      868   (14,900)     (379)
Minority interest                            132         -       131         -
Provision (benefit) for income taxes           -       330         -      (262)
                                       ----------------------------------------
Net (loss) income                      $    (330)   $  538   $(15,031)  $ (117)
                                       ========================================


(Loss) earnings per share-
  Basic and Diluted                    $   (0.01)   $  0.04  $  (0.69) $ (0.01)

Weighted average number of common
  shares outstanding
  Basic                                  33,984      14,492    21,633    14,476
  Diluted                                33,984      15,065    21,633    14,476


        The accompanying notes are an integral part of the consolidated financial statements.








                           CASUAL MALE RETAIL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                          Nine Months Ended
                                                      -------------------------
                                                      November 2,   November 3,
                                                         2002           2001
                                                      -----------    ----------
Cash flows from operating activities:
 Net loss                                            $   ( 15,031)   $   (117)
 Adjustments to reconcile net loss to
  net cash used for operating activities:
   Depreciation and amortization                            6,687        3,947
   Accretion of warrants                                      895            -
   Restructuring, store closings and impairment            11,048            -
   Issuance of common stock and options                        72          189
   Loss on sale or disposal of fixed assets                    34           17
 Changes in operating assets and liabilities:
  Accounts receivable                                      (3,187)      (1,118)
  Inventories                                             (17,553)      16,851)
  Prepaid expenses                                         (4,026)         113
  Other assets                                             (4,793)         (75)
  Reserve for severance and store closings                      -         (648)
  Income taxes                                                 94       (1,866)
  Accounts payable                                         18,095        8,480
  Accrued expenses and other current liabilities           (5,338)       2,656
  Minority interest                                           131            -
                                                       -----------  ----------
Net cash used for operating activities                    (12,872)      (5,273)
                                                       -----------  ----------
Cash flows from investing activities:
 Additions to property and equipment                       (6,906)      (2,563)
 Proceeds from disposal of property and equipment               1           21
 Acquisition of Casual Male, net of cash acquired        (160,814)           -
                                                      -----------   ----------
Net cash used for investing activities                   (167,719)      (2,542)
                                                      -----------   ----------
Cash flows from financing activities:
 Net borrowings under credit facility                      52,740        7,829
 Proceeds from the issuance of long term debt              40,676            -
 Proceeds from the issuance of Series B Preferred Stock    76,449            -
 Net Proceeds from minority equityholder of joint venture     856            -
 Issuance (repurchase) of common stock                      6,000          (33)
 Proceeds from the issuance of warrants                     9,589            -
 Issuance of common stock under option program                284           19
 Payment of equity transaction costs                       (2,609)          -
                                                      -----------   ----------
Net cash provided by financing activities                 183,985        7,815
                                                      -----------   ----------
Net change in cash and cash equivalents                     3,394            -
Cash and cash equivalents:
 Beginning of the year                                          -            -
                                                       -----------  ----------
 End of the period                                   $      3,394   $        -
                                                       ===========  ==========

         The accompanying notes are an integral part of the consolidated financial statements.























































                        CASUAL MALE RETAIL GROUP, INC,
                   Notes to Consolidated Financial Statements


1. Basis of Presentation

In the opinion of management of Casual Male Retail Group, Inc., a Delaware corporation formerly known as Designs, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company's audited consolidated financial statements for the fiscal year ended February 2, 2002 (included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission).

The interim financial statements for the three and nine months ended November 2, 2002 contain the results of operations since May 14, 2002, of the Company's acquisition of substantially all of the assets of Casual Male Corp. and certain of its subsidiaries ("Casual Male"). For a complete description of the acquisition, see Note 2 below.

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

On May 14, 2002, pursuant to an asset purchase agreement entered into as of May 2, 2002, the Company completed the acquisition of Casual Male for a purchase price of approximately $170 million, plus the assumption of certain operating liabilities. The Company was selected as the highest and best bidder for the Casual Male assets at a bankruptcy court ordered auction commencing on May 1, 2002 and concluding on May 2, 2002. The U.S. Bankruptcy Court for the Southern District of New York subsequently granted its approval of the acquisition on May 7, 2002.

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

Under the terms of the asset purchase agreement, the Company acquired substantially all of Casual Male's assets including, but not limited to, the inventory and fixed assets of approximately 475 retail store locations and various intellectual property. In addition, the Company assumed certain operating liabilities including, but not limited to, existing retail store lease arrangements and the existing mortgage for Casual Male's corporate headquarters located in Canton, Massachusetts.

The allocation of purchase price as disclosed by the Company in the second quarter of fiscal 2003 has been adjusted to reflect the results of certain asset valuations which were completed during the third quarter of fiscal 2003. The revised allocation of purchase price as of November 2, 2002 (subject to further adjustments) was as follows:

                                                             Debit(Credit)
                                                             (in thousands)
  Cash and cash equivalents                                        $  190
  Accounts receivable                                               1,473
  Merchandise inventory                                            71,705
  Prepaid expenses                                                  3,832
  Property and equipment                                           46,629
  Other assets                                                      6,798
  Goodwill                                                         39,049
  Casual Male trademark                                            35,000
  Customer lists                                                    1,600
  Accounts payable                                                (17,728)
  Accrued expenses and other current liabilities                   (6,979)
  Accrual for estimated transaction and severance costs            (8,417)
  Mortgage note                                                   (12,151)
                                                                  -------
    Total cash paid for assets acquired and liabilities assumed $ 161,004

The Casual Male acquisition, along with the payment of certain related fees and expenses, was completed with funds provided by: (i) approximately $30.2 million in additional borrowings from the Company's amended three-year $120.0 million senior secured credit facility with the Company's bank, Fleet Retail Finance, Inc. ("FRFI"), (ii) $15.0 million from a three-year term loan with a subsidiary of FRFI, (iii) proceeds from the private placement of $24.5 million principal amount of 12% senior subordinated notes due 2007 together with detachable warrants to acquire 1,715,000 shares of the Company's common stock at an exercise price of $.01 per share, and additional detachable warrants to acquire 1,176,471 shares of common stock at an exercise price of $8.50 per share, (iv) proceeds from the private placement of $11.0 million principal amount of 5% senior subordinated notes due 2007, (v) approximately $82.5 million of proceeds from the private placement of approximately 1.4 million shares of common stock and 180,162 shares of newly designated Series B Convertible Preferred Stock, par value $0.01 per share (which shares were automatically converted on August 8, 2002 into 18,016,200 shares of common stock), and (vi) the assumption of a mortgage note in the principal amount of approximately $12.2 million.

Below are the pro forma results for the three and nine months ended November 2, 2002, assuming that the acquisition had occurred on February 3, 2002, and the pro forma results for the three and nine months ended November 3, 2001, assuming that the acquisition had occurred on February 4, 2001:

For the three months ended (unaudited):
                       Casual Male          Designs          Total Consolidated
                    11/2/02  11/3/01(1)  11/2/02    11/3/01     11/2/02  11/3/01
                   -------------------- -------------------  ------------------
                                     (in millions)

Sales                $ 74.7   $ 74.0     $  50.5  $  54.3      $ 125.2  $ 128.3

Gross Margin           31.8     32.4        11.8     12.6         43.6     45.0
Selling, general
 and administrative    28.0     30.1        10.4     10.2         38.4     40.3
Restructuring Reserve     -        -           -        -            -        -
Depreciation and
 Amortization           1.5      1.5         0.8      1.1          2.3      2.6
Interest Expense        2.6      2.6         0.5      0.4          3.1      3.0
                    ------------------  ------------------  -------------------
Pre-tax income(loss) $ (0.3)  $( 1.8)    $   0.1   $  0.9      $ ( 0.2) $ (0.9)


For the nine months ended (unaudited):
                       Casual Male          Designs          Total Consolidated
                    11/2/02  11/3/01(1)  11/2/02(2) 11/3/01    11/2/02  11/3/01
                   -------------------- -------------------  ------------------
                                     (in millions)
Sales                $234.4   $233.5     $ 129.2  $ 141.4      $ 363.6  $ 374.9

Gross Margin           99.3     98.6        25.2     35.1        124.5    133.7
Selling, general
 and administrative    88.2     89.5        29.5     30.0        117.7    119.5
Restructuring Reserve     -        -         8.0        -          8.0        -
Depreciation and
 Amortization           5.7      5.9         3.7      3.9          9.4      9.8
Interest Expense        7.6      9.5         1.4      1.5          9.0     11.0
                    ------------------  ------------------  -------------------
Pre-tax income(loss) $ (2.2)  $( 6.3)    $ (17.4)  $( 0.3)     $ (19.6) $ (6.6)


(1)	Adjusted to eliminate the results of operations for closed store locations, which were not purchased by the Company.
(2)	Includes the impact of restructuring charges totaling $11.0 million related to the downsizing of the Levi's(r)/Dockers(r) business which were recorded by the Company during the second quarter of fiscal 2003.

The pro forma results have been prepared based on available information, using assumptions that the Company's management believes are reasonable. The results do not purport to represent the actual results of operations that would have occurred if the acquisition had occurred on the dates specified. The above results are also not necessarily indicative of the results that may be achieved in the future.

The Company anticipates total annualized cost savings and synergies of approximately $20 to $25 million. Through the end of the third quarter of fiscal 2003, the Company has begun to realize benefits from approximately $12 million of these projected annualized savings as a result of overhead cost reductions and the integration of the Casual Male business with the former Designs business. The above pro formas do not reflect these anticipated cost savings except to the extent that such costs have been realized.

3.	Debt

Revolver
--------
The Company has a credit facility with Fleet Retail Finance Inc., which was most recently amended on May 4, 2002 in connection with the financing of the Casual Male acquisition (the "Amended Credit Agreement"). The Amended Credit Agreement, which expires May 14, 2005, principally provides for a total commitment of $120 million with the ability for the Company to issue documentary and standby letters of credit of up to $20 million. The Company's ability to borrow under the facility is determined using an availability
formula based on eligible assets.   The Company's obligations under the Amended
Credit Agreement continue to be secured by a lien on all of its assets. The Amended Credit Agreement continues to include certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company.

At November 2, 2002, the Company had outstanding borrowings of approximately $80.5 million under this credit facility. Outstanding standby letters of credit were $325,000 and outstanding documentary letters of credit were approximately $506,000 at November 2, 2002. Average borrowings outstanding under this facility during the first nine months of fiscal 2003 were approximately $53.0 million, resulting in an average unused excess availability of approximately $12.8 million during the first nine months of fiscal 2003. At November 2, 2002, the unused availability was $16.7 million. The Company was in compliance with all debt covenants under the Amended Credit Agreement at November 2, 2002.

Long-Term Debt
--------------
Components of Long-term debt are as follows:
(in thousands)

Term Loan                                   $ 15,101
12% senior subordinated notes due 2007        15,806
5% senior subordinated notes due 2007         11,000
Mortgage note                                 11,815
                                              ------
   Total long-term debt                       53,722
Less: current portion of mortgage note          (857)
                                              ------
   Long-term debt, less current portion     $ 52,865

On May 14, 2002, the Company entered into a three-year term loan with Back Bay Capital, a subsidiary of Fleet Retail Finance, Inc. Interest on the term loan includes a 12% coupon, 3% paid-in-kind and a 3% annual commitment fee, for a total annual yield of 18%.

In May 2002, the Company also issued $24.5 million principal amount of 12% senior subordinated notes through private placements. The carrying value of $15.8 million is net of the assigned value of unamortized warrants to acquire 1,715,000 shares of common stock at an exercise price of $0.01 per share and additional detachable warrants to acquire 1,176,471 shares of common stock at an exercise price of $8.50 per share. The total assigned value of the warrants of approximately $9.6 million, which has been reclassified to equity, is being amortized over the five-year life of the notes as interest expense.
At November 2, 2002, the unamortized value of the warrants was $8.7 million.

In addition, in May 2002 the Company also issued $11.0 million principal amount of 5% senior subordinated notes through a private placement with the Kellwood Company, with whom the Company has entered into a product sourcing agreement. Beginning at the end of the second quarter of fiscal 2004, the Company will make principal payments in the amount of $625,000 per quarter through the remaining term of the notes. Accrued interest is payable quarterly.

In connection with the Casual Male acquisition, the Company also assumed an outstanding mortgage note for real estate and buildings located in Canton, Massachusetts. The mortgage note, which bears interest at 9%, had an outstanding principal balance of $11.8 million at November 2, 2002.

4. Equity

Series B Preferred Stock Conversion and Issuance of Warrants
------------------------------------------------------------
In connection with the Casual Male acquisition, the Company issued 180,162 shares of its Series B Convertible Preferred Stock through private placements. On August 8, 2002, all 180,162 shares of the Series B Convertible Preferred Stock were automatically converted into 18,016,200 shares of the Company's common stock. No value was assigned to this conversion feature since the price paid on that date for one share of preferred stock was the same price as the price at which 100 shares of common stock could be purchased on the date of the transaction.

Warrants to purchase common stock of the Company were also issued in connection with the acquisition. As part of the private placement of the Company's 12% senior subordinated notes, the Company issued warrants to purchase 1,715,000 shares of common stock at an exercise price of $0.01 per share and additional warrants to purchase 1,176,471 shares of common stock at an exercise price of $8.50 per share. The Company has assigned a value, based on the Black Scholes model, of $9.6 million for these warrants. The value of the warrants has been reflected as a component of stockholders' equity and is being amortized over the term of the corresponding debt, which is five years. Also, as part of the equity financing, the Company issued to its investment advisor warrants to purchase 500,000 shares of common stock at an exercise price of $4.25 per share. The total assigned value of these warrants of $1.2 million has been reflected as a cost of raising equity at August 3, 2002. All warrants are immediately exercisable.

At November 2, 2002, warrants to purchase 927,500 shares of the Company's common stock at an exercise price of $0.01 remained outstanding and all of the warrants to purchase shares of the Company's common stock at exercise prices of $4.25 and $8.50 per share described above were outstanding.

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

For the:                                  Three months ended  Nine months ended
 (In thousands)                            11/2/02   11/3/01   11/2/02  11/3/01
-----------------------------------------------------------------------------
Basic weighted average common
 shares outstanding                           33,984   14,492   21,633   14,476

Stock options, excluding the effect
 of anti-dilutive options and warrants
 totaling 1,036 shares for the three
 months ended November 2, 2002 and 1,075
 and 600 shares for the nine months ended
 November 2, 2002 and November 3, 2001,
 respectively                                     --      573       --       --
                                              ------   ------   ------   ------
Diluted weighted average common
 shares outstanding                           33,984   15,065   21,633   14,476


The following potential common stock equivalents were excluded from the computation of diluted earnings per share, in each case, because the exercise price of such options and warrants was greater than the average market price per share of Common Stock for the periods reported:

                                          Three months ended  Nine months ended
(In thousands)                            11/2/02   11/3/01   11/2/02  11/3/01
-----------------------------------------------------------------------------

Stock Options                               1,140       458        143     458
Warrants                                    1,676         -      1,176       -


5.	Restructuring, Store Closing and Impairment of Assets

During the second quarter of fiscal 2003, the Company recorded charges totaling $11.0 million related to the Company's restructuring of its Levi's(r)/Dockers(r)business and the integration of the Casual Male operations. Of the total $11.0 million in restructuring charges, $4.5 million related to the impairment of assets of 38 stores which are among the 34 to 40 Levi's(r) and Dockers(r) stores that the Company intends to close over the next several years and $3.0 million related to inventory losses. The $3.0 million provision for inventory was included in gross margin on the statement of operations for the nine months ended November 2, 2002. In addition, the charge included $3.5 million related to the integration plan to combine the operations of Casual Male with that of the Company, which included relocating the Company's distribution facility and corporate offices to Canton, Massachusetts.

Of the total charge of $11.0 million, the total non-cash costs represented approximately $7.5 million of the charge, with the remaining consisting of the cash costs for integration expense and the inventory costs of liquidating stores. Of the total $11.0 million charge, $7.5 million, which was related to impairment of assets for store closings and the write-off of certain other assets in connection with the relocation of the Company's headquarters and distribution facility, was reflected as a reduction in Property, Plant and Equipment, and $3.5 million was recorded as a write-down of inventory on the Consolidated Balance Sheet at August 3, 2002. At November 2, 2002, the remaining reserve was $2.8 million, which primarily related to inventory reserves of $2.3 million and severance and other costs of $500,000.

6.	Income Taxes

As the result of the Company recording the above restructuring charges in the second quarter of fiscal 2003 and the anticipated impact of the charges on the Company's full year results, no income tax benefit was recognized for the nine months ended November 2, 2002.

Realization of the Company's existing deferred tax assets, which relate principally to federal net operating loss carryforwards that expire from 2017 through 2022 is dependent on generating sufficient taxable income in the near-term. At November 2, 2002, the Company evaluated the realizability of its existing deferred tax assets, net of a previously established valuation allowance, and concluded that no additional increase in the valuation allowance was necessary at November 2, 2002.

7.	Minority Interest

In March 2002, the Company entered into joint venture with Ecko Complex, LLC("EcKo") under which the Company, a 50.5% partner, would own and manage retail outlet stores bearing the name EcKo Unltd. and featuring EcKo(r) brand merchandise. EcKo, a 49.5% partner, will contribute to the joint venture the use of its trademark and the merchandise requirements, at cost, of the retail outlet stores. The Company will contribute all real estate and operating requirements of the retail outlet stores, including but not limited to, the real estate leases, payroll needs and advertising. Each partner will share in the operating profits of the joint venture, after each partner has received reimbursements for its cost contributions. Under the terms of the agreement, the Company must maintain a prescribed store opening schedule and open 75 stores over a six-year period in order to maintain the joint venture exclusivity. At certain times during the term of the agreement, the Company may exercise a put option to sell its share of the retail joint venture, and EcKo has an option to acquire the Company's share of the retail joint venture at a price based on the performance of the retail outlet stores.

As of November, 2, 2002, the Company's investment in the joint venture was approximately $900,000.

8.	Proposed Divestiture of Subsidiary

Subsequent to the end of the third quarter of fiscal 2003, LP Innovations, Inc. ("LPI"), the Company's loss prevention services subsidiary, filed with the Securities and Exchange Commission a registration statement on Form S-1 to register common stock and warrants proposed to be distributed to the Company's stockholders and optionholders, in anticipation of a divestiture of LPI. The Company expects the completion of the registration process and distribution of the shares before the end of fiscal 2003 at which time LPI will become a stand-alone and separately traded company. No shares of LPI common stock have been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent such registration and compliance with any applicable state securities laws. The business of LPI, which provides loss prevention services and system solutions primarily to the retail industry, is a subsidiary of the business that was acquired as part of the Casual Male acquisition.



Part I. Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

SUMMARY OF SIGNIFICANT FISCAL 2003 EVENTS

Acquisition

On May 14, 2002, the Company completed the acquisition of substantially all of the assets of Casual Male Corp. and certain subsidiaries ("Casual Male") for a purchase price of approximately $170 million, plus the assumption of certain operating liabilities. The Company was selected as the highest and best bidder at a bankruptcy court ordered auction commencing on May 1, 2002 and concluding on May 2, 2002. The U.S. Bankruptcy Court for the Southern District of New York subsequently granted its approval of the acquisition on May 7, 2002.

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

Under the terms of the asset purchase agreement, the Company acquired substantially all of Casual Male's assets including, but not limited to, the inventory and fixed assets of approximately 475 retail store locations and various intellectual property. In addition, the Company assumed certain operating liabilities including, but not limited to, existing retail store lease arrangements and the existing mortgage for Casual Male's corporate office located in Canton, Massachusetts.

Corporate Name Change

In view of the significance of the Casual Male acquisition to the growth and future identity of the Company, at the Annual Meeting of Stockholders held on August 8, 2002, the Company's stockholders approved the Board of Directors' recommendation to change the Company's name to "Casual Male Retail Group, Inc." The Company believes that the Casual Male division will be a significant future contributor to the Company's overall business and that this name change was an important step to align the customer and investor identification of the Company with the Casual Male store concept.

Proposed Divestiture of Subsidiary

On November 27, 2002, subsequent to the end of the third quarter, LP Innovations, Inc. ("LPI"), the Company's loss prevention services subsidiary, filed with the Securities and Exchange Commission a registration statement on Form S-1 to register common stock and warrants proposed to be distributed to the Company's stockholders and optionholders, in anticipation of a divestiture of LPI. The Company expects the completion of the registration process and distribution of the shares before the end of fiscal 2003 at which time LPI will become a stand-alone and separately traded company. No shares of LPI common stock have been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent such registration and compliance with any applicable state securities laws. The business of LPI, which provides loss prevention services and system solutions primarily to the retail industry, is a subsidiary of the business that was acquired as part of the Casual Male acquisition.

Restructuring, Store Closing and Impairment of Assets

During the second quarter of fiscal 2003, as a result of the continued erosion of the Levi Strauss & Co. brands in the marketplace and Levi Strauss & Co.'s inability to provide the Company with a balanced assortment of products for the Company's Levi's(r)/Dockers(r) outlet stores, the Company implemented an aggressive plan to downsize its Levi's(r) and Dockers(r) businesses. As a result, the Company plans to close between 40 and 45 stores, combine 6 to 8 other stores and reduce the square footage in another 20 to 25 stores. By the end of fiscal 2003, the Company expects to have closed 17 of these Levi's(r)/Dockers(r) outlet stores while continuing to work on closing the remaining 23 to 28 stores.

As a result, in the second quarter of fiscal 2003, the Company recorded $11.0 million in restructuring charges. Of the total charge of $11.0 million, $4.5 million related to the impairment of assets for 38 stores which are among in the 34 to 40 stores that the Company intends to close over the next several years and $3.0 million related to inventory costs to close the initial 15 to 20 stores. In addition, the restructuring charge included $3.5 million related to the integration plan to combine the operations of Casual Male with that of the Company, which included relocating the Company's distribution facility and corporate offices to Canton, Massachusetts. Of the total charge of $11.0 million, the total non-cash costs represented approximately $7.5 million, with the remainder consisting of cash costs for integration expenses and the inventory costs of liquidating stores.

RESULTS OF OPERATIONS

The Company's results of operations for the three and nine months ended November 2, 2002 include the results, since May 14, 2002, of the Company's acquisition of Casual Male.

Sales

Total sales for the third quarter of fiscal 2003, which ended November 2, 2002, were $125.2 million as compared to $54.3 million in the third quarter of fiscal 2002. The Casual Male stores, including catalog and internet sales, represented approximately $74.7 million, or 60% of the total sales, for the third quarter of fiscal 2003. The Casual Male business achieved a comparable store sales increase of 0.2% for the third quarter.

For the nine months ended November 2, 2002, total sales were $277.3 million as compared to $141.4 million in the prior year. The Casual Male business represented $148.1 million, or 53% of the total sales for the nine months ended November 2, 2002. For the period from May 14, 2002 to November 2, 2002, the Casual Male business achieved a comparable store sales increase of approximately 1.9% when compared to the corresponding period in the prior year.

The Company's Levi's(r)/Dockers(r) business had comparable store sales decreases of 13.2% and 12.9% for the three and nine months ended November 2, 2002, respectively. The Company is working closely with Levi Strauss & Co. on addressing the current product issues that the Company is experiencing and expects to see improvements beginning in the Spring of 2003. These improvements include the introduction of the Company's own private label tops for the Levi's outlets and higher margin product offerings. However, many of these actions will not take effect until fiscal 2004. As a result, in the second quarter of fiscal 2003, based on the Company's Levi's(r) and Dockers(r) businesses continuing to show significant negative trends, the Company determined that it needed to downsize the Levi's(r)/Dockers(r) chain, as discussed in more detail above under "Restructuring, Store Closing and Impairment of Assets". Once the Company's plan to downsize the Levi's(r)/Dockers(r) business is complete, the remaining Levi's(r)/Dockers(r) business will represent less than 20% of the combined sales of the Company.

Gross Profit Margin

The following table shows the gross margin percentages, including occupancy costs, for the three and nine months ended November 2, 2002 and November 3, 2001 and the percentage point change over the prior year:


			November 2, 2002  November 3, 2001	 Change
--------------------------------------------------------------------------
For the three months ended	      34.4%	      	23.3%	         11.1%
For the nine months ended	      31.4%	      	24.8%		    6.6%

The increase in gross margin for the three and nine months ended November 2, 2002 as compared to the corresponding periods in the prior year was due to the higher merchandise margins generated by the Company's Casual Male business.
The 11.1 percentage point increase in gross margin for the three months ended November 2, 2002 was solely due to the Casual Male business, the gross margin rate for the Levi's(r)/Dockers(r) business for the third quarter of fiscal 2003
remained unchanged as compared to the prior year.   For the nine months ended
November 2, 2002, the gross margin rate increased 6.6 percentage points which was a combination of a 12.1 percentage point increase from the Casual Male business offset by a 5.5 percentage point decrease in the Levi's(r)/Dockers(r) business.

The deterioration of the Levi's(r) brands in the marketplace, coupled with Levi Strauss & Co.'s inability to provide an adequate balance of merchandise, has caused the Company to maintain an aggressive promotional posture in an effort to improve sales and liquidate inventory. This increase in promotional activity as compared to prior periods has had a negative impact on merchandise margins.

The Casual Male business has been a significant benefit to the Company's overall gross margin rates. Casual Male has a substantial portion of private label merchandise, which by its nature produces higher gross margins. In addition, due to the limited competition in the Big and Tall market, the Company's promotional rates trend lower than the men's apparel industry in general.

Included in gross margin for the nine months ended November 2, 2002 was $3.0 million in inventory reserves recorded during the second quarter of fiscal 2003 in connection with the Company's plan to downsize its Levi's(r)/Dockers(r) business. The $3.0 million related specifically to the liquidation of inventory in the stores that the Company will be closing over the next twelve to eighteen months.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the three months ended November 2, 2002 were 30.2% of sales as compared to 18.8% for the corresponding period in the prior year. For the nine months ended November 2, 2002, SG&A expenses were 29.2% as compared to 21.2% for the corresponding period in the prior year.

The increase in SG&A as a percent to sales for the three and nine months ended November 2, 2002 was due principally to the addition of the Casual Male cost structure to the Company's existing low cost base. The Company has started to implement several cost reduction and synergy initiatives which the Company expects will ultimately result in savings in the range of $20 to $25 million on an annualized basis. Since the acquisition in May 2002, approximately $12 million in annualized savings have started to be realized.

Depreciation and Amortization

Depreciation and amortization expense for the three and nine months ended November 2, 2002 increased over the corresponding periods for the prior year due to the addition of approximately $46.6 million in assets acquired in connection with the Casual Male acquisition, offset partially by the $3.0 million in impaired assets which the Company wrote off in connection with the restructuring charge recorded in the second quarter of fiscal 2003.

Interest Expense, Net

Net interest expense was $3.2 million for the three months ended November 2, 2002 as compared to $440,000 for the corresponding period in the prior year. For the nine months ended November 2, 2002, net interest expense was $6.2 million as compared to $1.5 million for the corresponding period in the prior year. The significant increase in interest expense for both the three and nine months ended November 2, 2002 was due to the increased debt levels of the Company as a result of the acquisition of Casual Male. Approximately $90 million of new debt was issued in connection with the acquisition of Casual Male. The interest rate incurred on this additional debt averaged approximately 8.3% on an annualized basis.

Income Taxes

As the result of the Company recording $11.0 million in restructuring charges in the second quarter of fiscal 2003 related to the downsizing of the Levi's(r) and Dockers(r) businesses and the anticipated impact of the charges on the Company's full year results, no income tax benefit was recognized for the nine months ended November 2, 2002.

Realization of the Company's existing deferred tax assets, which relate principally to federal net operating loss carryforwards that expire from 2017 through 2022 is dependent on generating sufficient taxable income in the near term. At November 2, 2002, the Company evaluated the realizability of its existing deferred tax assets, net of a previously established valuation allowance, and concluded that no additional increase in the valuation allowance was necessary at November 2, 2002.

Net Loss

For the three months ended November 2, 2002, the Company reported a net loss of $(330,000) as compared to net income of $538,000 for the corresponding three months of the prior year. Net loss for the nine months ended November 2, 2002, which included restructuring charges totaling $11.0 million, was $(15.0) million as compared to a net loss of $(117,000) for the nine months ended November 3, 2001. On an operating basis since the acquisition on May 14, 2002, the Casual Male business earned operating income of approximately $7.3 million for the nine months ended November 2, 2002 while the Levi's(r)/Dockers(r) business generated an operating loss of approximately $5.0 million for the same period.

SEASONALITY

Historically, the Company has experienced seasonal fluctuations in revenues and income with increases occurring during the Company's third and fourth quarters as a result of the "Fall" and "Holiday" seasons.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash needs are for working capital, essentially inventory requirements, and capital expenditures. Specifically, the Company's capital expenditure program includes projects for new store openings, downsizing or combining existing stores, and improvements and integration of its systems infrastructure. For the remainder of fiscal 2003, the Company expects that much of the Company's capital requirements will be used for expansion of its Casual Male business as well as its Ecko Unltd.(r) outlet stores.

As previously discussed, the Company's acquisition of Casual Male in May 2002 was funded through a combination of the issuance of new debt and equity. The Company anticipates that cash flow from operations and availability under the Company's amended $120 million credit facility with Fleet Retail Finance, Inc. will be sufficient to meet all debt payments and operating needs of its business.

During the first nine months of fiscal 2003, cash used for operations was $12.9 million as compared to cash used for operations of $5.3 million for the first nine months of the prior year. This decrease in cash from operations was primarily due to the operating loss and the timing of certain working capital accounts.

At November 2, 2002, total inventory equaled $143.9 million, compared to $57.7 million at February 2, 2002. This increase in inventory is principally due to approximately $72.0 million in inventory acquired in the Casual Male acquisition in addition to the normal inventory acquired in preparation for the holiday selling season. The Company is continuing to focus on reducing its inventory levels, and on a comparative basis, inventory levels are down 15% from the prior year.

Total cash outlays for capital expenditures, net of landlord allowances, for the first nine months of fiscal 2003 were $6.9 million compared to $2.6 million during the first nine months of fiscal 2002. During the first nine months of fiscal 2003, the Company opened five new Casual Male stores, twelve new Candies(r) outlet stores, three of which were carve-outs from the Company's existing Levi's(r)/Dockers(r) outlet stores, and six Ecko Unltd.(r) outlet stores.

The Company's expansion plans for the remainder of fiscal 2003 will focus on opening five to six Casual Male stores and investing in the Company's systems infrastructure, as part of its integration plan. Based on the performance of the twelve Candies(r) outlet stores year to date, which has been below the Company's expectations, the Company currently has no plans to open additional Candies(r) outlet stores and will continue to monitor the profitability of the existing twelve locations.

In connection with the Casual Male acquisition, the Company amended its existing credit facility with Fleet Retail Finance, Inc. to provide for a total commitment of $120.0 million with a $20.0 million carve-out for standby and documentary letters of credit. This facility will continue to provide the Company with its on-going working cash needs. At November 2, 2002, the Company had borrowings of approximately $80.5 million outstanding under this credit facility and had outstanding standby letters of credit totaling approximately $325,000 and outstanding documentary letters of credit of $506,000, with availability of approximately $16.7 million.

The Company's working capital at November 2, 2002 was approximately $17.2 million, compared to $13.3 million at February 2, 2002. The change in working capital since February 2, 2002 was primarily the result of the Company's acquisition of Casual Male in the second quarter of fiscal 2003.

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

	The Company utilizes cash from operations and short-term borrowings to fund its working capital needs. Borrowings under the Company's bank credit agreement, which expires in May 2005, bear interest at variable rates based on Fleet National Bank, N.A.'s prime rate or the London Interbank Offering Rate ("LIBOR"). These interest rates at November 2, 2002 were 5.25% for prime based borrowings and included various LIBOR contracts with interest rates ranging from 4.579% to 4.898%. Based upon sensitivity analysis as of November 2, 2002, a 10% increase in interest rates would result in a potential cost to the Company of approximately $278,000 on an annualized basis. In addition, the Company has available letters of credit as sources of financing for its working capital requirements.

ITEM 4.  Controls and Procedures

Based on their evaluation of the registrant's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and the Chief Financial Officer have concluded that such controls and procedures are effective.

There were no significant changes in the registrant's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

Part II.	Other Information

ITEM 1.	Legal Proceedings

	None.

ITEM 2.	Changes in Securities and Use of Proceeds

	None.

ITEM 3.	Default Upon Senior Securities

	None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

See "Submission of Matters to a Vote of Security Holders" in the Company's Form 10-Q for the Quarterly Period ended August 3, 2002.

ITEM 6.	Exhibits and Reports on Form 8-K

A.	Reports on Form 8-K:

     A Current Report on Form 8-K/A was filed by the Company on September 11, 2002 to restate Item 7(b) of the Current Report on Form 8-K filed by the Company on May 23, 2002 and amended on May 23, 2002 and June 14, 2002.

     A Current Report on Form 8-K was filed by the Company on September 11, 2002 to put on file the certifications of the Chief Executive Officer and the Chief Financial Officer of the Company accompanying Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended February 2, 2002, submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
Section 1350)
..
     A Current Report on Form 8-K was filed by the Company on September 11, 2002 to put on file the certifications of the Chief Executive Officer and the Chief Financial Officer of the Company accompanying Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2002, submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
Section 1350).

     A Current Report on Form 8-K was filed by the Company on September 17, 2002 to put on file the certifications of the Chief Executive Officer and the Chief Financial Officer of the Company accompanying its Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2002, submitted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).


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

3.3   Certificate of Amendment to Restated Certificate of Incorporation
      dated August 8, 2002 (included as Exhibit 3.3 to the Company's
      Quarterly Report on Form 10-Q dated September 17, 2002, and
      incorporated herein by reference).                                     *

3.4   Certificate of Designations, Preferences and Rights of a
      Series of Preferred Stock of the Company established Series A
      Junior Participating Cumulative Preferred Stock dated May 1,
      1995 (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K dated May 1, 1996, and incorporated herein by
      reference).                                                             *

3.5	Certificate of Designations, Preferences and Relative, Participating,
      Optional and Other Special Rights of Series B Convertible Preferred
      Stock dated May 14, 2002 (included as Exhibit 3.1 to the Company's
      Form 8-K filed on May 23, 2002, and incorporated herein by reference).  *

3.6   By-Laws of the Company, as amended (included as Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q dated December 12, 2000,
      and incorporated herein by reference).                                  *

10.1  1992 Stock Incentive Plan, as amended (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated September 18,
      2001, and incorporated herein by reference).                            *

10.2  Third Amended and Restated Loan and Security Agreement dated as of May 14, 2002, by and among Fleet Retail Finance, Inc., as Administrative Agent and Collateral Agent, the Lenders
      identified therein, the Company, as Borrowers' Representative, and the Company and Designs Apparel, Inc., as Borrowers.
      (included as Exhibit 10.9 to the Company's Current Report on
      Form 8-K/A filed on May 23, 2002, and incorporated herein by
      reference).		                                                      *

10.3 Consulting Agreement dated as of December 15, 1999 between the
      Company and George T. Porter, Jr. (included as Exhibit 10.22 to the Company's Annual Report on Form 10-K dated April 28, 2000,
      and incorporated herein by reference).                                  *

10.4 Extension to Consulting Agreement, dated as of April 28, 2001, between the Company and Jewelcor Management, Inc. (included as
      Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q dated
      September 18, 2001, and incorporated herein by reference).              *

10.5  Extension to Consulting Agreement, dated as of April 28, 2002, between the Company and Jewelcor Management, Inc (included as
      Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q filed
      on June 18, 2002, and incorporated herein by reference). 			*

10.6 Employment Agreement dated as of March 31, 2000 between the
      Company and David A. Levin (included as Exhibit 10.27 to the
      Company's Annual Report on Form 10-K dated April 28, 2000, and
      incorporated herein by reference). 							*

10.7 Amendment to Employment Agreement dated as of April 10, 2001 between the Company and David A. Levin (included as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q dated June 19, 2001, and
      incorporated herein by reference). 							*

10.8 Secured Promissory Note dated as of June 26, 2000 between the
      Company and David A. Levin (included as Exhibit 10.28 to the
      Company's Quarterly Report on Form 10-Q dated September 12, 2000,
      and incorporated herein by reference). 						*

10.9 Pledge and Security Agreement dated June 26, 2000 between the
      Company and David A. Levin (included as Exhibit 10.29 to the
      Company's Quarterly Report on Form 10-Q dated September 12, 2000,
      and incorporated herein by reference). 						*

10.10 Employment Agreement dated as of August 14, 2000 between the
      Company and Dennis R. Hernreich (included as Exhibit 10.30 to the
      Company's Quarterly Report on Form 10-Q dated September 12, 2000,
      and incorporated herein by reference). 						*

10.11 Amendment to Employment Agreement dated as of April 25, 2001 between the Company and Dennis R. Hernreich (included as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q dated June 19, 2001,
      and incorporated herein by reference). 						*

10.12 Employment Agreement dated as of October 22, 2001 between the
      Company and Ronald N. Batts (incorporated as Exhibit 10.25 to the
      Company's Quarterly Report on Form 10-Q dated December 14, 2001,
      and incorporated herein by reference).				            *

10.13 Employment Agreement dated as of August 19, 2002 between the Company and Stephen Gatsik.

10.14 Retail Store License Agreement dated as of January 9, 2002 between the Company and Candie's, Inc. (incorporated as Exhibit 10.23 to the
      Company's Annual Report on Form 10-K dated May 1, 2002, and
      incorporated herein by reference).							*

10.15 Retail Store License Agreement Amendment No. 1 dated as of
      January 15, 2002 between the Company and Candie's, Inc. (incorporated as Exhibit 10.24 to the Company's Annual Report on Form 10-K dated
      May 1, 2002, and incorporated herein by reference).				*

10.16 Asset Purchase Agreement entered into as of May 2, 2002, by and among the Company and Casual Male Corp. and certain subsidiaries (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on
      May 23, 2002, and incorporated herein by reference).				*

10.17	Amended and Restated Note Agreement, dated as of April 26, 2002, and amended and restated as of May 14, 2002, among the Company, certain subsidiaries of the Company and the purchasers identified therein (included as Exhibit 10.2 to the Company's Current Report on
      Form 8-K filed on May 23, 2002, and incorporated herein by reference).	*

10.18 Form of 12% Senior Subordinated Note due 2007 (included as
      Exhibit 10.3 to the Company's Current Report on Form 8-K filed on
      May 23, 2002, and incorporated herein by reference).				*

10.19	Form of 5% Subordinated Note due April 26, 2007 (included as
      Exhibit 10.4 to the Company's Current Report on Form 8-K filed on
      May 23, 2002, and incorporated herein by reference).				*

10.20 Form of Warrant to Purchase Shares of Common Stock (aggregating
      787,500 shares)(included as Exhibit 10.5 to the Company's Current
      Report on Form 8-K filed on May 23, 2002, and incorporated herein by
      reference).											*

10.21 Form of Warrant to Purchase Shares of Common Stock (aggregating
      927,500 shares, subject to shareholder approval)(included as
      Exhibit 10.6 to the Company's Current Report on Form 8-K filed on
      May 23, 2002, and incorporated herein by reference).				*

10.22 Form of Warrant to Purchase Shares of Common Stock (aggregating
      1,176,471 shares, subject to shareholder approval)(included as
      Exhibit 10.7 to the Company's Current Report on Form 8-K filed on
      May 23, 2002, and incorporated herein by reference).				*

10.23 Registration Rights Agreement entered into as of April 26, 2002, by and between the Company and the persons party thereto
     (included as Exhibit 10.8 to the Company's Current Report on Form 8-K
      filed on May 23, 2002, and incorporated herein by reference).		*

10.24 Sourcing Agreement dated May 1, 2002, between the Company and
      Kellwood Company (included as Exhibit 10.29 to the Company's
      Quarterly Report on Form 10-Q filed on June 18, 2002, and
      incorporated herein by reference).                       			*

10.25 Form of Warrant to Purchase Shares of Common Stock (aggregating
      500,000 shares) (included as Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q filed on September 17, 2002, and incorporated
      herein by reference).                                                   *

18.1 Letter of Preferability from Ernst & Young dated June 13, 2001 (included as Exhibit 18.1 to the Company's Quarterly Report on Form 10-Q dated June
     19, 2001, and incorporated herein by reference).                         *

99   Certain cautionary statements of the Company to be taken into account in conjunction with consideration and review of the Company's publicly-disseminated documents (including oral statements made by others on behalf of the Company) that include forward looking information (included as Exhibit 99.3 to the Company's Current Report on Form 8-K filed on
     September 17, 2002, and incorporated herein by reference).                *


*     Previously filed with the Securities and Exchange Commission.








                                SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CASUAL MALE RETAIL GROUP, INC.


Date: December 17, 2002             By: /S/ DENNIS R. HERNREICH
                                        ---------------------------------
                                        Dennis R. Hernreich, Executive Vice
                                        President and Chief Financial Officer





































                          Casual Male Retail Group, Inc.

         Certifications Pursuant Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, David A. Levin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Casual Male Retail Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) for the registrant and we have:

	a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

	b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 17, 2002


                                             /s/ DAVID A.LEVIN
                                             ---------------------------------
                                             David A. Levin
                                             Chief Executive Officer
                                            (Principal Executive Officer)


I, Dennis R. Hernreich, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Casual Male Retail Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) for the registrant and we have:

	a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

      b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 17, 2002


                                    /s/ DENNIS R. HERNREICH
                                    -------------------------------------
                                    Dennis R. Hernreich
                                    Chief Financial Officer
                                   (Principal Financial and Accounting Officer)