Form 10-K
period 2003-02-01
CASUAL MALE RETAIL GROUP INC
filed 2003-05-05
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2003 (Fiscal 2003)	Commission File Number 0-15898

CASUAL MALE RETAIL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation of principal executive offices)

555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

(781) 828-9300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of August 2, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $63.2 million, based on the last reported sale price on that date. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily determinative for other purposes.

The registrant had 35,744,921 shares of Common Stock, $0.01 par value, outstanding as of April 25, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CASUAL MALE RETAIL GROUP, INC.

Index to Annual Report on Form 10-K

Year Ended February 1, 2003

PART I.

Item 1.    Business

Casual Male Retail Group, Inc. (formerly known as Designs, Inc.) together with its subsidiaries (the “Company”) is the largest specialty apparel retailer of big and tall men’s apparel, with a presence throughout the United States and Puerto Rico. Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Casual Male Retail Group, Inc. and its consolidated subsidiaries after giving effect to the May 2002 acquisition by Designs, Inc. of substantially all of the assets of Casual Male Corp. and certain of its subsidiaries and to Designs, Inc. and its consolidated subsidiaries prior to the completion of such acquisition.

HISTORY

The Company was incorporated in the State of Delaware in 1976 under the name Designs, Inc. Until fiscal 1996, the Company operated exclusively Levi Strauss & Co. branded apparel mall and outlet stores. In fiscal 1996, the Company began seeing limited growth opportunities with Levi Strauss & Co. and started to embark on several private label diversification strategies. These strategies ultimately were abandoned by the Company due to a variety of reasons including lack of brand recognition of its private labels by its customers. As a result of these failed strategies, the Company incurred approximately $86 million in operating losses during the fiscal years 1998, 1999 and 2000.

In October 1999, the stockholders of the Company elected a new board of directors, which subsequently appointed a new Chairman of the Company and management team. Under this new management, the Company saw significant cost reductions in both its store and overhead operations, resulting in a return to profitability in fiscal 2001. With this new effective low-cost structure in place, the Company renewed its strategy to become the premier operator in the outlet channel for other well-known branded manufacturers, in addition to Levi Strauss & Co.

In January 2002, the Company entered into a license agreement with Candie’s, Inc. (“Candie’s”), a leading designer and marketer of young women’s footwear, apparel and accessories. This license agreement enabled the Company to open and operate Candies® branded retail stores in outlet malls and value centers throughout the United States. In the first quarter of fiscal 2003, the Company entered into a joint venture with EcKo Complex, LLC (“EcKo”), a leading design-driven lifestyle brand targeting young men and women with worldwide annual sales exceeding $200 million. Under this joint venture agreement, the Company will exclusively open and operate 75 EcKo Unltd.® branded outlet stores throughout the United States over a six-year period.

In the first quarter of fiscal 2003, the Company continued to see erosion in its Levi’s®/Dockers® business. The Levi Strauss & Co. brands had been experiencing significant declines and loss of market share which were having a direct effect on the Company’s sales. In May 2002, with limited opportunity to expand its mature Levi’s®/Dockers® business, the Company completed its acquisition of the Casual Male business from Casual Male Corp., which, at the time of the acquisition, was the largest retailer of men’s clothing in the big and tall market in the United States. At a bankruptcy ordered auction, the Company acquired substantially all of the assets of Casual Male and certain of its subsidiaries for a purchase price of approximately $170 million, plus assumption of certain operating liabilities. Management of the Company saw substantial opportunities from this acquisition, summarized by the following key factors:

1.	At approximately 475 stores, Casual Male was twenty times larger than its next largest direct competitor. The big and tall market, which is growing rapidly, is currently estimated to be a multi-billion dollar industry and Casual Male’s market share was only a small percentage, with significant opportunity to increase its store count to between 700-800 over the next several years.
2.	Casual Male was a high margin but high expense company. The Company saw opportunities to lower operating costs by $20-$25 million on an annualized basis over a two year period through cost reductions and synergies, significantly enhancing Casual Male’s operating margins from historical levels.
3.	The Company believed that the Casual Male business itself was a strong and growing business with stable profitability and was in bankruptcy primarily because of Casual Male Corp.’s footwear businesses.
4.	The Company saw opportunities to increase Casual Male’s revenues, as the sales base from Casual Male’s catalog and
e-commerce operations were less than 10% of the total Casual Male business, providing significant future growth opportunities. In addition, management also believed that the merchandise assortments in the Casual Male stores were not necessarily representative of its customer base and believed that sales could be enhanced through better merchandise assortments in the retail stores.

In view of the significance of this acquisition to the growth and future identity of the Company, on August 8, 2002, the Company’s stockholders voted to change the Company’s name to “Casual Male Retail Group, Inc.”

Following the Casual Male acquisition, the Company re-evaluated its strategic initiatives. In light of the continued significant deterioration in its Levi’s®/Dockers® business and the less than expected success of its Candies® outlet stores, the Company announced that it would downsize these businesses with the intention of eventually exiting them. This would enable management to focus its capital resources and energies on growing its more profitable Casual Male business. See “OTHER BRANDED APPAREL BUSINESSES-Levi’s®/Dockers® and Candies® outlet businesses” for a description of the Company’s exit strategy.

Since the Casual Male acquisition, the Company has operated in two segments, its “Casual Male business” and its “Other Branded Apparel businesses”.

CASUAL MALE BUSINESS

The Casual Male business, which represents over 80% of the Company’s total annualized revenues, is a multi-channel retailer offering what it believes to be high quality casual wear to the big and tall customer. The Company offers its merchandise to customers through diverse selling and marketing channels, including over 465 retail and outlet stores, which operate under the names “Casual Male Big & Tall” and “Casual Male Big & Tall Outlet” stores, two catalogs and two e-commerce sites.

Market Position

As previously mentioned, the big and tall market is extremely fragmented and rapidly growing. The Company believes it has opportunities for additional growth from its current market share.

The Company believes the apparel demands of the big and tall customer historically have not been met through traditional men’s apparel stores. The big and tall customer frequently has difficulty finding an adequate selection of apparel in department and specialty stores. Furthermore, the big and tall market is made up of many small, local stores that typically have a narrow merchandise selection. As the largest retailer in this market, the Company has significant purchasing power and product selection through both size and style and is able to reach its customers in a variety of ways, including through its retail stores, catalogs and e-commerce sites.

Casual Male Customer

The Company markets and sells to big men with waist sizes from 40” to 70” and tall men who are 6’2” or taller. According to NPD, a national market research firm, approximately 64% of U.S. adults are overweight or obese, up from 56% just six years ago. The Company tries to appeal to all of its customers by providing multiple ways to shop. For customers that are somewhat uncomfortable in a traditional shopping environment, the Company offers them the opportunity to shop through catalogs as well as through the Company’s e-commerce sites. The Casual Male customer is often a destination shopper when it comes to purchasing apparel for himself.

As discussed above, the Company has also begun to market more to the “Under 30” big and tall customer, who has more discretionary income when it comes to purchasing clothing. By adding well-known branded youth apparel that is geared specifically to this age group, the Company hopes to attract this “Under 30” customer while still appealing to its core customer base.

Multi-Channel Retailer

The Company provides convenient shopping alternatives to its customers through its stores, catalogs and e-commerce sites.

•	Casual Male Big & Tall retail stores

At February 1, 2003, the Company operated 409 Casual Male Big & Tall full-price retail stores, located primarily in strip centers, power centers or stand-alone locations. These stores target the middle-income customer seeking good quality at moderate prices. As a result these stores offer a strong selection of basic sportswear and other casual apparel. The average Casual Male store is approximately 3,400 square feet and has approximately $190 in sales per square foot.

•	Casual Male Big & Tall outlet stores

At February 1, 2003, the Company operated 58 Casual Male Big & Tall outlet stores designed to offer a wide range of casual clothing for the big and tall customer at moderate prices (but generally lower prices than its retail stores) and lower prices. Most of the merchandise in the Company’s outlet stores is offered with the purchasing interests of the value-oriented customer in mind. These stores also serve as a consolidation point for clearance and other slow moving inventory. The average Casual Male outlet store is approximately 3,100 square feet and has approximately $185 in sales per square foot. Approximately 20% of the merchandise in the outlet stores originates from the retail stores.

•	Catalog Business

The Company currently has two catalogs bearing the titles, “Casual Male Big & Tall” and “REPP Big & Tall,” respectively. The “Casual Male Big & Tall” catalog targets customers who have similar demographics to the Company’s Casual Male stores. The catalog carries an assortment of casual merchandise similar to what is available in the stores, but it also offers a broader selection of dress apparel, such as sportcoats, suit separates and other tailored clothing. The “REPP Big & Tall” catalog primarily carries proprietary, branded and designer apparel and is targeted to mid- to upper- income customers. The Company currently issues 17 editions of each catalog, which are released during selling seasons. In fiscal 2003, the Company circulated a total of 7.2 million catalogs.

Beginning in fiscal 2004, the Company plans to transition its REPP Big & Tall catalog customers to its Casual Male Big & Tall catalog. The REPP Big & Tall catalog was an extension of the REPP Ltd. Big & Tall stores, which were previously owned and subsequently closed by Casual Male Corp. The Company has seen a decrease in sales from this catalog due to the lack of name recognition and awareness of the REPP Big & Tall brand.

Prior to the Company’s acquisition of the Casual Male business, catalog mailings by Casual Male Corp. were not targeted to its retail customers. Since the acquisition, however, the Company’s strategy with regard to mailings has been to provide all of its customers with as many options to purchase its products as possible whether it be at a retail store, through a catalog or on the internet. Accordingly, the Company has increased its circulation database with the addition of over two million of its store customers and will be shipping catalogs to these customers beginning in fiscal 2004. As a result, total circulation is expected to increase more than 20% to nine million in fiscal 2004.

The Company also promotes catalog sales in its Casual Male Big & Tall stores. Expanded assortments of items, colors and sizes and brands in the catalogs complement and supplement the stores’ assortment. Such catalog orders are placed by store associates via an intra-net link and are shipped directly to customers from the Company’s distribution center in Canton, Massachusetts. This use of the catalog is intended to generate both additional sales and customer loyalty. In fiscal 2004, the Company plans to expand its catalog reach further by providing large supplies of catalogs to all stores and will test adding sample catalog merchandise to generate greater sales. In-bound calls and order fulfillment for the Company’s catalogs are currently handled at its distribution center. See “Distribution” below.

•	E-Commerce Business

The Company currently has two e-commerce web sites: www.casualmale.com and www.reppbigandtall.com. These sites offer substantially the same merchandise as is offered in their respective catalogs. In addition to product offerings, www.casualmale.com contains a store locator directory and a corporate “investor relations” link. The Company uses the Ecometry and WebOrder software system that provides, among other things, electronic shopping carts, order taking, payment and security systems, order management, warehouse and shipping management and real-time inventory availability. The Company currently processes and fulfills orders from its web sites through its distribution center.

Although to date its e-commerce web sites have generated relatively small sales volume, the Company sees the internet as a significant growth opportunity. Internet sales in fiscal 2003 increased 90% over the prior year, and the Company anticipates that internet sales will increase another 75% in fiscal 2004 to exceed $10 million. In addition, the Company has also signed an agreement with Amazon.com, the biggest internet seller of general merchandise, to launch Casual Male Big & Tall apparel shops on the Amazon.com web site by the fiscal 2004 back to school season. The Company expects the agreement with Amazon.com to provide further growth and brand identity for the Company’s Casual Male business.

Merchandise

The Company believes Casual Male offers a wide range of quality casual and dress apparel and footwear for big and tall men at moderate prices. Approximately 60% of Casual Male’s merchandise is basic or fashion-neutral items, such as jeans, casual slacks, tee-shirts and polo shirts. While the Company’s Casual Male business does carry several brand-name names, it also offers merchandise made specifically for Casual Male (“private label” merchandise), such as its Harbor Bay private label, which accounts for approximately 75% of Casual Male’s total merchandise.

In the second quarter of fiscal 2003, the Company entered into a sourcing agreement with the Kellwood Company. This agreement is intended to assist the Company in obtaining sufficient quantities and assortments of private label merchandise at a competitive cost. In fiscal 2003, merchandise purchased from the Kellwood Company was not material to total purchases for the year.

In order to attract the younger customer, who is between the ages of 17 and 30, the Company has started to introduce more youth-oriented branded merchandise into approximately 200 of its Casual Male Big & Tall retail stores. The Company believes that this big and tall age group has been under-serviced by apparel retailers and sees this target group as an opportunity to increase revenue growth. This merchandise includes such brands as EcKo Unltd.®, Sean John, Rocawear, Pelle Pelle, Karl Kani, and Stacey Adams. Since the Company began to focus on this younger age group, youth wear sales have increased sizably.

The Company will continue to seek merchandise offerings which fulfill the needs of its customer base. During fiscal 2004, the Company expects to launch a custom fit program, by which customers can purchase at its retail stores, from its e-commerce sites or through its catalogs certain styles of pants and shirts custom made to each customer’s specific fit requirements. In addition, the Company intends to broaden its merchandise offerings in activewear by introducing certain branded merchandise in all channels and additional branded products via its e-commerce sites. Depending upon the needs and requirements of its customers, the Company expects to make other merchandise changes or additions in the future.

Marketing and Advertising

The Company’s marketing department creates and implements a wide variety of national, regional and local advertising, direct marketing and sales promotion programs. These television, radio and direct mail programs are designed to increase sales and customer awareness of the Casual Male brand name. Local store marketing activities occur on a regular basis and include store opening events and in-store promotion programs.

Advertising and marketing costs for the Casual Male businesses represent approximately 6% of the revenue from the Casual Male business. This includes advertising and all in-store signage for its more than 465 stores, creating and distributing nine million catalogs and supporting e-commerce efforts. Approximately 80% of the Company’s total marketing budget is spent on targeting the customer directly. The Company’s customer database contains more than 2.5 million names, together with their respective Casual Male purchase histories. In fiscal 2004, the Company expects to continue to test broad reach marketing programs in mass mediums in an effort to find cost effective methods for branding Casual Male Big & Tall and reaching its target customers.

Competitors of the Casual Male Business

The Casual Male business faces competition from a variety of sources, including department stores, specialty stores, discount and off-price retailers as well as other retailers that sell big and tall merchandise. While the Company has successfully competed on the basis of merchandise selection, favorable pricing, customer service and desirable store locations, there can be no assurances that other retailers will not adopt purchasing and marketing concepts similar to those of the Company. In addition, discount retailers with significant buying power, such as Wal-Mart and Target, represent an increasing source of competition for the Company.

Fiscal 2004 Casual Male Expansion Program

As previously mentioned, the Company expects to focus on seeking revenue growth in fiscal 2004 through increased circulation of its catalogs to its retail customers as well as continuing to grow its e-commerce operations, including its recently introduced apparel store on Amazon.com. The Company also plans to open seven new Casual Male Big & Tall retail stores, relocate six additional stores and open nine Casual Male Big & Tall outlets during the first half of fiscal 2004.

OTHER BRANDED APPAREL BUSINESSES

The Other Branded Apparel businesses consist of the Company’s Levi’s®/Dockers®, Candies® and EcKo Unltd.® outlet businesses.

Levi’s®/Dockers® and Candies® outlet businesses

As discussed above, the Company announced in fiscal 2003 that it would be exiting its Levi’s®/Dockers® business and its Candies® outlet business. The Company plans to close between 50 to 55 Levi’s®/Dockers® stores over the next 24 months, thereby reducing the sales base of its Levi’s®/Dockers® outlet business to less than 10% of the Company’s total sales. The Company expects that its remaining 30 Levi’s®/Dockers® stores will either be closed at the end of their respective lease terms, or otherwise be divested in a sales transaction. Until such closings or divestiture, these remaining stores will continue to offer an exclusive selection of Levi Strauss & Co. brands of merchandise, which include Levi’s®, Dockers® and Slates® brands, at outlet prices. As such, the Company will continue to work with Levi Strauss & Co. on obtaining competitive costs for its products and, based on availability, will stock these remaining stores with a higher level of close-out merchandise, which will enable the Company to maintain its margin levels. The Company expects that these remaining stores will generate positive cash flow while they remain open.

The Company also decided to exit its Candies® Outlet business by transferring the operations of seven of these stores to Candies, Inc. for the next 12 to 18 months. After that time, Candies, Inc. will either purchase the stores from the Company or the stores will be closed. The Company plans to convert four of the five stores remaining to either its Casual Male or EcKo Unltd.® outlet store concepts during fiscal 2004.

The restructuring charges that the Company recorded in fiscal 2003 in connection with its decision to exit the Levi’s®/Dockers® business and the Candies® Outlet business were approximately $41.3 million (which included an $8.0 million charge against certain deferred tax assets ) and are discussed in full under “Management’s Discussion and Analysis – Summary of Significant Fiscal 2003 Events.”

The EcKo Unltd.® Business

Under its joint venture agreement with EcKo Complex, LLC, the Company, a 50.5% partner, owns and manages retail outlet stores bearing the name EcKo Unltd.® and featuring EcKo® branded merchandise. EcKo, a 49.5% partner, contributes to the joint venture the use of its trademark and the merchandise requirements, at cost, for the retail outlet stores. The Company contributes all real estate and operating requirements of the retail outlet stores, including but not limited to, the real estate leases, payroll needs and advertising. Each partner shares in the operating profits of the joint venture, after each partner has received reimbursement for its cost contributions. Under the terms of the agreement, the Company must maintain a prescribed store opening schedule and open 75 stores over a six-year period in order to maintain the joint venture’s exclusivity. At certain times during the term of the agreement, the Company may exercise a put option to sell its share of the retail joint venture to EcKo, and EcKo has an option to acquire the Company’s share of the retail joint venture at a price based on the performance of the retail outlet stores.

Sales performance of the six EcKo Unltd.® outlet stores opened during fiscal 2003 exceeded $600 sales per square foot.

The Company believes that its EcKo® Unltd. outlet stores represent an opportunity in the outlet marketplace for the underdeveloped young men’s and junior market because EcKo® is believed to be a cross-over youth brand appealing to both urban and suburban youth with a core customer between the ages of 14 to 24. Accordingly, these stores provide a broad selection of merchandise ranging from hip-hop to extreme sports, and street-wear to fraternity wear, with a core menswear line consisting of fleece, twill and denim bottoms, wovens, printed tee shirts, knits and sweaters.

Management believes that its EcKo Unltd.® outlet stores compete with other outlet apparel retailers on the basis of selection of quality, service and price. The Company stresses product training with its sales staff and, with the assistance of merchandise materials from EcKo Complex, LLC, provides its sales personnel with substantial product knowledge training across all product lines.

Based on the performance through the end of fiscal 2003 of its six EcKo Unltd.® outlet stores, the Company plans to open a total of 16 or 17 new EcKo Unltd.® outlet stores during fiscal 2004, with 10 to 12 of such stores opening by the end of June 2003.

DISTRIBUTION

As part of the Company’s acquisition of the Casual Male business, the Company acquired the property in Canton, Massachusetts that served as Casual Male Corp.’s corporate offices and distribution center. At the end of fiscal 2003, the Company terminated the leases of its two other distribution centers, which were located in Orlando, Florida, and centralized all of its distribution operations in Canton.

The Company believes that having one centralized distribution facility minimizes the delivered cost of merchandise and maximizes the in-stock position of its stores. The Company believes that the centralized distribution system enables its stores to maximize selling space by reducing necessary levels of back-room stock carried in each store. In addition, the distribution center provides order fulfillment services for the Company’s e-commerce and catalog businesses.

In fiscal 2002, the Company partnered with United Parcel Services (“UPS”) to improve upon its distribution methods and reduce shipping costs as a result of not having to use third party trucking companies. By utilizing UPS, the Company is able to track all deliveries from the warehouse to the individual stores and gives the Company the added visibility to the status of in-transit shipments.

During fiscal 2003, the Company formulated different shipping methods to accommodate the distinct merchandise delivery needs of each of its retail stores. The Levi’s®/Dockers® and Ecko Unltd.® outlet stores, which ship to stores multiple times per week, continue to partner with UPS thus taking advantage of UPS volume pricing incentives and the ability to track each shipment from the distribution center to the stores. The Casual Male stores utilize a network of third party LTL (less than full truck carriers), truckload and pool distribution carriers to maintain a once per week shipping schedule to its stores. This flexibility allows the Company to distribute merchandise on an as-needed basis to specific stores while maintaining lower freight costs. The Company continues to review its distribution methods to find more efficient and cost-effective ways to move merchandise to its stores.

In fiscal 2004, the Company expects to implement Manhattan Associates’ PKMS warehousing application for its distribution center systems which is expected to significantly streamline the Company’s distribution processes, enhance in-transit times, and significantly reduce distribution costs.

MANAGEMENT INFORMATION SYSTEMS

Since the Company’s acquisition of the Casual Male business, one of the Company’s primary goals has been to integrate the systems of the acquired business with those of the Company and to upgrade and enhance current systems where necessary. The Company has identified significant cost savings and synergies that can only be realized upon the completion of this integration and upgrade of the system infrastructure.

At the time of the acquisition, the Casual Male business operated primarily on an IBM mainframe platform. The mainframe based system included an internally supported enterprise retail system, and a human resource/payroll application. The Company’s then-existing e-commerce/catalog fulfillment infrastructure operated on a Hewlett-Packard environment on software from Ecometry, and the remainder of is business operated on an IBM 400 platform. The Company’s financial systems were supported by a client server environment.

Presently, the Company’s management information systems, which are located at the Company’s new corporate headquarters in Canton and at all of its retail stores, consist of a full range of retail merchandising and financial systems which include merchandise planning and reporting, distribution center processing, inventory allocation, sales reporting, and financial processing and reporting. Until integration is complete, the Company’s Casual Male business will continue to operate primarily on a mainframe platform, with the e-commerce/catalog business on the HP environment, and the remainder of the business on the IBM AS/400 platform

In February 2003, subsequent to the end of fiscal 2003, the Company completed the conversion of the Casual Male business to its Lawson Financial System. Management now has several tools from which to manage the business on a consolidated level in a more efficient and effective manner.

For fiscal 2004, the Company plans to implement the JDA E3 Advanced Replenishment system for the Casual Male business. This system will be integrated with the current Casual Male business mainframe platform in an effort to improve sales opportunities and better manage inventories of basic merchandise.

During fiscal 2004, the Company plans to complete the systems integration work to upgrade its merchandising systems to the JDA Portfolio Solutions, specifically the MMS Merchandise Management System, E3 Advanced Replenishment, Retail Ideas Data Warehouse, and Arthur Merchandise Planning and Advanced Allocation systems. In addition, the Company also plans to convert its distribution system to Manhattan Associates’ PKMS distribution system. Once the system is converted, the Company should be able to improve sales, better manage its inventory levels, and streamline operations.

Currently, all of the Company’s stores have point-of-sale terminals supplied by IBM, Fujitsu, and NCR. The Casual Male business is supported by a point-of-sale business application provided by Triversity, and the remainder of the Company’s business is supported by a point-of-sale business application by CRS. The point-of-sale applications capture daily transaction information by item, color and size. The Company utilizes barcode technology in tracking sales, inventory and pricing information. Communication between the corporate headquarters and all stores is facilitated on a daily basis through the use of an electronic mail system. The merchandising management systems are updated daily with all store transactions and provide daily sales, inventory, pricing and merchandise information and management reports to assist the Company in operating its retail business. The Company’s merchandising system applications also facilitate the placement and tracking of purchase orders and utilize electronic data interchange. The Company evaluates this information, together with weekly reports on merchandise statistics, prior to making decisions regarding reorders of fast-selling items and the allocation of merchandise.

The Company utilizes a Microsoft NT / Windows 2000 environment running on a local area network to communicate and work-share within its corporate headquarters. The Company also utilizes the services of ADP, an outside payroll processing provider, to prepare, distribute and report its weekly payroll. All of the Company’s payroll processing was consolidated onto the ADP processing effective January 1, 2003.

SEASONALITY

Consistent with the retail industry, the Company’s business is seasonal. The Casual Male business traditionally generates the largest volume of its sales in June and the Christmas season. The Company’s outlet businesses, which include its Levi’s®/Dockers® and EcKo Unltd.® outlet stores, traditionally generate more than 50% of its sales in the second half of the fiscal year.

TRADEMARKS/TRADEMARK LICENSE AGREEMENTS

The Company owns several servicemarks and trademarks relating to its Casual Male business, including Casual Male® and Casual Male Big & Tall®.

“Dockers®,” “Levi’s®” and “Slates®” are registered trademarks of Levi Strauss & Co. “Candie’s®” is a registered trademark of Candie’s, Inc. “EcKo®” and “EcKo Unltd.®” are registered trademarks of EcKo Complex, LLC.

The Company operates its Levi’s®/Dockers® business pursuant to a trademark license agreement with Levi Strauss & Co., which agreement was most recently amended in October 1998 (as amended, the “Levi Outlet License Agreement”). The Levi Outlet License Agreement authorizes the Company to use certain Levi Strauss & Co. trademarks in connection with the operation of the Company’s Levi’s®/Dockers® Outlet by Designs in 25 states in the eastern portion of the United States and in Puerto Rico.

The Company operates its EcKo Unltd.® outlet stores pursuant to a joint venture agreement with EcKo Complex LLC which authorizes the Company to utilize the EcKo® trademark in connection with the operations of its EcKo Unltd.® outlet stores.

Employees

As of February 1, 2003, the Company employed approximately 4,340 associates, of whom 1,759 were full-time personnel. The Company hires additional temporary employees during the peak Fall and Holiday seasons. None of the Company’s employees is represented by any collective bargaining agreement.

Available Information

The Company’s corporate web site is www.cmrginc.com. The Company makes available free of charge through its web site its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company has electronically filed such material with, or furnished such materials to, the Securities and Exchange Commission.

Item 2.     Properties

The Company’s corporate offices and distribution center are located at 555 Turnpike Street in Canton, Massachusetts. The facility is located on 37 acres of land and is owned by Designs Canton Property Corp., a wholly owned subsidiary of Designs Canton Holdings, Inc., which is an indirect wholly owed subsidiary of the Company. The property, which was acquired by the Company as part of its Casual Male acquisition, is subject to an outstanding mortgage of $11.6 million at February 1, 2003. The mortgage is secured by the real estate and the buildings. The property contains about 750,000 square feet, which includes approximately 150,000 square feet of office space.

The Company remains liable on its lease, which expires in January 2006, for its previous corporate offices located at 66 B Street, Needham, Massachusetts. With the exception of the Company’s loss-prevention subsidiary, LP Innovations, Inc., which occupies approximately 19,000 square feet of the Needham facility, the Company has relocated all operations to its Canton offices. Subsequent to year end, on March 1, 2003, the Company entered into a sub-lease agreement whereby it leases approximately 17,000 square feet of the total 80,000 square feet of leased space at the Needham facility. This sublease agreement expires in January 2006.

Until the end of fiscal 2003, the Company leased two distribution centers, totaling approximately 76,000 square feet, both of which were located in Orlando, Florida. As part of the Company’s integration of the Casual Male operations, the Company exercised its right to terminate both of these leases. The total cost to the Company to terminate these leases was approximately $76,000.

As of February 1, 2003, the Company operated 409 Casual Male Big and Tall retail stores, 58 Casual Male Big and Tall outlet stores, 82 Levi’s®/Dockers® Outlet stores and 6 EcKo Unltd.® outlet stores. All of these stores are leased by the Company directly from shopping center owners. The store leases are generally five years in length and contain renewal options extending their terms to between 5 and 10 years.

The Company remains principally liable on seven store leases for its Candies® outlet stores, the operations of which were transferred to Candies, Inc. at the end of fiscal 2003.

Sites for store expansion are selected on the basis of several factors intended to maximize the exposure of each store to the Company’s target customers. These factors include the demographic profile of the area in which the site is located, the types of stores and other retailers in the area, the location of the store within the center and the attractiveness of the store layout. The Company also utilizes financial models to project the profitability of each location using assumptions such as the center’s sales per square foot averages, estimated occupancy costs and return on investment requirements. The Company believes that its selection of locations enables the Company’s stores to attract customers from the general shopping traffic and to generate its own customers from surrounding areas.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Expenditures.”

Item 3.    Legal Proceedings

Although the Company is a party to litigation and claims arising in the course of its business, management does not expect the results of these actions to have a material adverse effect on the Company’s business or financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal 2003.

PART II.

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock is listed for trading on the Nasdaq National Market under the symbol “CMRG.”

The following table sets forth, for the periods indicated, the high and low per share closing sales prices for the Common Stock, as reported on the Nasdaq consolidated reporting system.

Fiscal Year Ended February 2, 2002	High	Low
First Quarter	$3.00	$1.88
Second Quarter	5.60	2.75
Third Quarter	4.63	2.02
Fourth Quarter	4.19	2.30

Fiscal Year Ended February 1, 2003	High	Low
First Quarter	$5.82	$3.90
Second Quarter	8.05	4.75
Third Quarter	5.03	3.10
Fourth Quarter	4.60	2.98

As of April 25, 2003, based upon data provided by independent shareholder communication services and the transfer agent for the Common Stock, there were approximately 349 holders of record of Common Stock.

The Company has not paid and does not anticipate paying cash dividends on its common stock. For a description of financial covenants in the Company’s loan agreement that may restrict dividend payments, see Note C of the Notes to the Consolidated Financial Statements.

Item 6.    Selected Financial Data

Selected Financial Data-Historical Results

	Fiscal Years Ended (1)
	February 1, 2003 (Fiscal 2003) (2)		February 2, 2002 (Fiscal 2002)		February 3, 2001 (Fiscal 2001)	January 29, 2000 (Fiscal 2000)		January 30, 1999 (Fiscal 1999)
	(In millions, except per share, weighted average shares and operating data)
INCOME STATEMENT DATA:
Sales	$398.3		$174.1		$172.1	$170.5		$186.2
Gross profit, net of occupancy costs	124.9	(4)	41.4		48.3	42.2	(6)	38.5	(7)
Selling, general and administrative	113.5		35.9		38.1	39.4		45.3
Provision for store closings, impairment of assets and severance	14.4	(4)	—		0.1	6.6	(6)	14.9	(7)
Depreciation and amortization	10.4		5.0		4.9	5.9		9.3

Operating (loss) income	(13.4)		0.5		5.2	(9.7)		(31.0)
Interest expense, net	9.1		1.9		1.8	1.2		0.6

(Loss) income from continuing operations before minority interest and taxes	(22.5)		(1.4)		3.4	(10.9)		(31.6)
Minority interest	0.2		—		—	—		(1.7)
Provision for income taxes	8.0	(4)	8.1	(5)	1.4	2.0		(11.0)

Net (loss) income from continuing operations	$(30.7	)(4)	$(9.5	)(5)	$2.0	$(12.9	)(6)	$(18.9	)(7)
(Loss) income from discontinued operations	(8.1)		1.6		1.2	0.4		0.4

Net (loss) income	$(38.8)		$(7.9)		$3.2	$(12.5)		$(18.5)

(Loss) earnings per share from continuing operations – basic and diluted	$(1.22)		$(0.65)		$0.13	$(0.80)		$(1.19)
Net (loss) income per share – basic and diluted	$(1.54)		$(0.54)		$0.20	$(0.78)		$(1.17)
Weighted average shares outstanding:
for net (loss) income per share – basic	25,117		14,486		16,015	16,088		15,810
for net (loss) income per share – diluted	25,117		14,486		16,292	16,088		15,810

EFFECT OF RESTRUCTURING ON PRE-TAX INCOME (LOSS) FROM CONTINUING OPERATIONS
Net (loss) income from continuing operations	$(30.7	)(4)	$(9.5)		$2.0	$(12.9	)(6)	$(18.9	)(7)
Provision for income taxes	8.0		8.1		1.4	2.0		(11.0)
Restructuring charges including amounts charged to gross profit	25.5	(4)	—		0.1	14.5		15.7

Pre-tax income (loss) from continuing operations before effect of restructuring charges	$2.8		$(1.4)		$3.5	$3.5		$(14.2)

BALANCE SHEET DATA:
Working capital	$50.3		$13.3		$16.3	$19.6		$24.1
Inventories	103.2		57.7		57.7	57.0		57.9
Property and equipment, net	64.1		20.9		18.6	16.7		17.8
Total assets	266.9		90.9		95.1	95.1		99.3
Long term debt	106.6		—		—	—		—
Stockholders’ equity	91.1		42.4		49.8	52.3		64.0
OPERATING DATA:
Net sales per square foot	$198		$195		$192	$190		$187
Number of stores open at fiscal year end	555		102		102	103		113

(1)	The Company’s fiscal year is a 52 or 53 week period ending on the Saturday closest to January 31. The fiscal year ended February 3, 2001 included 53 weeks.

(2)	The results for fiscal 2003 include the effect, since May 14, 2002, of the acquisition of substantially all of the assets of Casual Male Corporation and certain of its subsidiaries.

(3)	In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has shown stores closed during fiscal 2003 as discontinued operations. Accordingly, certain prior-year amounts on the Income Statement Data have been reclassified to discontinued operations to conform to the current-year presentation.

(4)	The results for fiscal 2003 include $41.3 million in charges taken in the second and fourth quarters of fiscal 2003 related to the downsizing of the Levi’s® and Dockers® business, the integration of Casual Male and the exiting of the Candies® Outlet store business. Of the total $41.3 million recorded during fiscal 2003, approximately $11.1 million is reflected in gross margin from continuing operations and reflects a write down of inventory for stores that have not yet closed. Approximately $7.8 million of the charge, which related to stores that closed during fiscal 2003, is included as part of discontinued operations. As a result of the restructuring and its impact on the operating profitability of the Company, the total $41.3 million in charges also includes a non-cash charge of $8.0 million to further reduce the carrying value of certain deferred tax assets.

(5)	In the fourth quarter of fiscal 2002, the Company recorded a special non-cash charge of $8.0 million to reduce the carrying value of certain deferred tax assets. Due to the general weakness of the economy during fiscal 2002, which resulted in reduced earnings as compared to the prior year, the full realizability of certain tax assets can not be assured, accordingly the Company established additional reserves against those assets.

(6)	Pre-tax loss for fiscal 2000 includes the $15.2 million charge taken in the fourth quarter related to inventory markdowns, the abandonment of the Company’s Boston Traders® trademark, severance, and the closure of the Company’s five remaining Designs/BTC™ stores and its five Buffalo® Jeans Factory stores. Of the $15.2 million charge, $7.8 million, or 4.1% of sales, is reflected in gross margin. The pre-tax loss for fiscal 2000 also includes $717,000 of non-recurring income related to excess reserves from the fiscal 1999 restructuring program.

(7)	Pre-tax loss for fiscal 1999 includes the $13.4 million charge taken in the third quarter related to closing 30 unprofitable stores. Also included in the pre-tax loss for fiscal 1999 is the $5.2 million charge related to the closing of one Designs store, three BTC™ stores and four Boston Traders® outlet stores, all eight of which were closed in fiscal 2000. Of the $5.2 million charge, $800,000, or 0.4% of sales, is reflected in gross margin. In addition, the Company recognized $2.9 million in restructuring income in the fourth quarter which was the result of favorable lease negotiations associated with the original estimated $13.4 million charge.

Selected 5 Year Financial Data of Casual Male

The following table provides historical financial information of the Casual Male business for the past five fiscal years, all of which except for fiscal 2003 is according to the reports of Casual Male Corp.

	Fiscal Years Ended
	February 1, 2003 (Fiscal 2003) (1)	February 2, 2002 (Fiscal 2002)(1)	February 3, 2001 (Fiscal 2001)	January 29, 2000 (Fiscal 2000)	January 30, 1999 (Fiscal 1999)
(in millions, except store count)
OPERATING INCOME:
Sales	$329.2	$332.4	$408.0	$353.6	$267.9
Gross profit, net of occupancy costs	140.1	142.3	162.4	141.3	103.2
Selling, general and administrative	116.0	123.3	126.8	108.0	77.8
Depreciation and amortization	8.5	7.4	10.1	10.5	8.4

Operating income	$15.6	$11.6	$25.3	$22.8	$17.0

Store count	467	473	598	580	453

(1)	In August 2001, Casual Male Corp. initiated a store-closing plan in conjunction with its bankruptcy proceedings. The Company has excluded the operating results, if any, of these store closings for Fiscal 2003 and Fiscal 2002.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY OF SIGNIFICANT FISCAL 2003 EVENTS

Casual Male Acquisition

On May 14, 2002, the Company completed the acquisition of substantially all of the assets of Casual Male Corp. and certain of its subsidiaries (“Casual Male”) for a purchase price of approximately $170 million, plus the assumption of certain operating liabilities. The Company was selected as the highest and best bidder at a bankruptcy court ordered auction commencing on May 1, 2002 and concluding on May 2, 2002. The U.S. Bankruptcy Court for the Southern District of New York subsequently granted its approval of the acquisition on May 7, 2002.

Under the terms of the asset purchase agreement, the Company acquired substantially all of Casual Male’s assets, including, but not limited to, the inventory and fixed assets of approximately 475 retail store locations and various intellectual property. In addition, the Company assumed certain operating liabilities, including, but not limited to, existing retail store lease arrangements and the existing mortgage for Casual Male’s corporate office located in Canton, Massachusetts. See Note K of the Notes to the Consolidated Financial Statements for a further discussion of the transaction.

Corporate Name Change

In view of the significance of the Casual Male acquisition to the growth and future identity of the Company, at the Annual Meeting of Stockholders held on August 8, 2002, the Company’s stockholders approved the Board of Directors’ recommendation to change the Company’s name from “Designs, Inc.” to “Casual Male Retail Group, Inc.” The Company believes that the Casual Male business will be a primary future contributor to the Company’s overall business and that this name change was an important step to align the customer and investor identification of the Company with the Casual Male store concept. For the same reason, certain financial information for the Casual Male business is included in this Annual Report on Form 10-K.

Downsizing of the Company’s Levi’s®/Dockers® and Candies® businesses

In fiscal 2003, based on continued decreases in sales and profitability from its Levi’s®/Dockers® business, the Company decided to downsize and ultimately exit its Levi’s®/Dockers® business completely. The Company plans to close between 50 to 55 stores over the next 24 months, thereby reducing the sales base of its Levi’s®/Dockers® outlet business to less than 10% of the Company’s total sales. After the Company completes the planned downsizing, the approximately 30 remaining stores will either be closed at the end of their respective lease terms or otherwise be divested in a sales transaction. In spite of continuing sales erosion in the Levi’s®/Dockers® business, the Company expects the remaining Levi’s®/Dockers® outlet stores to generate positive cash flow while the stores remain open.

In addition, in the fourth quarter of fiscal 2003, the Company also announced that it would exit the Candies® Outlet business. The Company had entered into a trademark license agreement with Candies, Inc. at the end of fiscal 2002 and had planned to open up to 75 Candies® Outlet stores. Since then, the Company has opened 12 of such stores; however, their performance through the end of fiscal 2003 had not achieved the Company’s expectations. Accordingly, the Company has transferred to Candies, Inc. the operations of seven of these 12 stores, whereby Candies, Inc. will operate such stores for the next 12 to 18 months, after which time, Candies, Inc. will either purchase the stores from the Company or the stores will be closed. The Company plans to convert four of the five remaining stores to either its Casual Male outlet or its EcKo Unltd.® outlet store concepts during fiscal 2004.

As a result of the Company’s decision to exit its Levi’s®/Dockers® business and its Candies® outlet business and to focus its attention and capital on the more profitable Casual Male business, the Company recorded a total of approximately $41.3 million in non-recurring charges, the details of which are discussed below under “Restructuring.”

Proposed Transaction of Subsidiary

The business of one of the Company’s subsidiaries, LP Innovations, Inc. (“LPI”), a provider of loss prevention services and system solutions primarily to the retail industry, was acquired as part of the Casual Male acquisition. On November 27, 2002, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1 to register common stock and warrants proposed to be distributed to the Company’s stockholders and optionholders, in anticipation of a spin-off of LPI to the Company’s stockholders, after which LPI will become a stand-alone and separately traded company. The Company expects to complete an offering to its stockholders during fiscal 2004.

SEGMENT REPORTING

With the Casual Male acquisition, the Company has redefined its business into two reportable business segments: (i) the Casual Male business and (ii) Other Branded Apparel businesses. See Note M of the Notes to Consolidated Financial Statements for a complete disclosure of the financial results of each segment. The Company’s “Other Branded Apparel businesses” segment, which is referred to in “Management’s Discussion and Analysis-Results of Operations,” includes the operations of the Company’s Levi’s®/Dockers® outlet stores, its Candies® Outlet stores and its EcKo Unltd.® outlet stores.

STORE CLOSINGS/DISCONTINUED OPERATIONS

The results of operations for 20 of the Company’s Levi’s®/Dockers® outlet stores which closed during fiscal 2003 and the results of operations of the Candies® Outlet stores which are all part of the Company’s exit strategy, have been presented as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The discounted operations of these stores include related write-downs for the impairment of assets and costs to liquidate inventory. Accordingly, the Company has restated all prior year results for these closed stores to conform with the current period presentation of discontinued operations.

RESULTS OF OPERATIONS

SALES—Continuing Operations

Sales for fiscal 2003, 2002 and 2001 were as follows, by segment:

(in millions)	Fiscal 2003	Fiscal 2002	Fiscal 2001
Casual Male business	$242.7	$—	$—
Other branded apparel business	155.6	174.1	172.1

Total consolidated sales	$398.3	$174.1	$172.1

Fiscal 2003 Compared to Fiscal 2002

Sales for fiscal 2003 were $398.3 million compared with sales of $174.1 million in fiscal 2002. Included in fiscal 2003 results were sales in the Casual Male business, since May 14, 2002, of $242.7 million. On a pro-forma basis, as if the Company had owned the Casual Male business for the full fiscal year, total sales would have decreased 1.0% to $329.2 million as compared to $332.4 million in the prior year. On the same pro forma basis, comparable store sales for the Casual Male business decreased 1%. Comparable store sales are those stores that have been open for at least one full fiscal year.

As previously discussed, the Company continued to experience significant sales declines in its Levi’s®/Dockers® business due to the erosion on the Levi Strauss & Co. brands and product availability issues, and, as a result, comparable store sales for the Levi’s® business decreased 14% in fiscal 2003. Although the Company does not expect comparable store sales in its remaining Levi’s®/Dockers® outlet stores to improve significantly in fiscal 2004, the Company will continue to work with Levi Strauss & Co. on improving availability and selection of merchandise for these stores.

Fiscal 2002 Compared to Fiscal 2001

Sales for fiscal 2002 were $174.1 million for the 52-week period compared with sales of $172.1 million for the 53-week period of fiscal 2001. Comparable store sales for fiscal 2002 decreased 3.9%. Fiscal 2002 was a difficult year for the retail industry due to the general economic conditions and the tragic events of September 11, 2001. In an effort to manage inventory levels and improve its sales trends, the Company significantly increased its levels of promotional activities during the second half of fiscal 2002. The impact of this aggressive promotional posture, although negative to the Company’s gross margin, significantly benefited its sales trends in the second half of fiscal 2002.

GROSS MARGIN—Continuing Operations

Below are the gross margin percentages by segment for fiscal 2003, 2002 and 2001. These percentages, which include occupancy costs, were calculated based on their respective segment sales:

(dollars in millions)	Fiscal 2003		Fiscal 2002		Fiscal 2001
Casual Male business	$102.7	42.3%	—	—	—	—
Other Branded Apparel business
Gross margin with occupancy costs	33.3	21.4%	$41.4	23.8%	$48.3	28.1%

Inventory charges for store liquidation	(11.1)	(7.1%)	—	—	—	—

	22.2	14.3%		23.8%		28.1%

Total consolidated gross margin	$124.9	31.4%	$41.4	23.8%	$48.3	28.1%

Fiscal 2003 Compared to Fiscal 2002

Gross margin for fiscal 2003 of 31.4% increased 7.6 percentage points from 23.8% for fiscal 2002, solely due to the higher merchandise margins generated by the Company’s Casual Male business, which has been a significant benefit to the Company’s overall gross margin rates. The Casual Male business has a substantial portion of private label merchandise, which by its nature produces higher gross margins. In addition, limited competition in the big and tall market and the primarily basic nature of Casual Male’s sportswear merchandise assortments result in lower markdowns than the men’s apparel industry in general.

The Company’s increase in gross margin for fiscal 2003 was partially offset by approximately $11.1 million in inventory charges, which were recorded during the second and fourth quarters of fiscal 2003 in connection with the Company’s store closing plan. The charge of $11.1 million relates specifically to the liquidation of inventory for some of the Levi’s®/Dockers® outlet stores that the Company expects to close. The Company incurred costs of approximately $5.3 million related to the liquidation of inventory for 20 of its Levi’s®/Dockers® outlet stores which were closed during fiscal 2003 and for its exited Candies® Outlet business. The $5.3 million is included in discontinued operations for fiscal 2003.

In addition, in an effort to improve sales and manage inventory levels in the Company’s Levi’s®/Dockers® business, gross margin for fiscal 2003 was also negatively impacted by the increased promotional activity incurred as compared to fiscal 2002.

Fiscal 2002 Compared to Fiscal 2001

Gross margin for fiscal 2002 of 23.8% decreased 4.3 percentage points from 28.1% for fiscal 2001, primarily due to the Company’s aggressive promotional activity, which resulted in a significantly higher markdown rate as compared to the prior year. The gross margin rate for fiscal 2002 was also negatively impacted by a decrease in initial margins related to increased costs of certain product lines. The Company was able to partially offset these decreases through its improvements in inventory shrink.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES—Continuing Operations

Selling, general and administrative expenses (“SG&A”) as a percentage of sales were 28.5% or $113.5 million in fiscal 2003, 20.7% or $36.0 million in fiscal 2002 and 22.1% or $38.1 million in fiscal 2001. The increase in SG&A as a percentage of sales for fiscal 2003 was due principally to the addition of the Casual Male cost structure to the Company’s existing low cost base. Since the completion of the Casual Male acquisition in May 2002, the Company has implemented several cost reduction and synergy initiatives, which have resulted in approximately $8 million of cost savings in fiscal 2003, or approximately $20 million on an annualized basis. The Company expects to ultimately realize, over the next 12 to

18 months, an additional $5 million in cost savings on an annualized basis. Even prior to the Casual Male acquisition, the Company was actively implementing cost reduction initiatives which have resulted in the steady decrease in SG&A as a percentage of sales since fiscal 1999.

IMPAIRMENT OF ASSETS

The Company periodically assesses long-lived assets for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the carrying value of such assets over their respective remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company’s average cost of funds.

In fiscal 2003, the Company recorded an impairment charge of $14.4 million, which was included as part of the $41.3 million in restructuring charges recorded in the second and fourth quarters of fiscal 2003. See “Restructuring” below. Of the $14.4 million, approximately $2.5 million related to the 20 Levi’s®/Dockers® outlet stores closed in fiscal 2003 and the Candies® outlet stores and accordingly is included in discontinued operations for fiscal 2003. The remaining $11.9 million relate to the balance of the Levi’s®/Dockers® outlet stores which will be closed in the future and is reflected in “Provision for impairment of assets, store closings, and severance” on the Consolidated Statement of Operations for fiscal 2003. No such charge was necessary for fiscal 2002. In fiscal 2001, the Company recorded an impairment charge of $837,000 for the write-down of fixed assets. The impairment charge related to stores whose expected cash flows from operations were not expected to exceed their net book value prior to the expiration of their expected lease term.

RESTRUCTURING

In the second and fourth quarters of fiscal 2003, the Company recorded a total of $41.3 million in restructuring charges, summarized in the table below:

Components of charges (in millions)	Q2 Fiscal 2003	Q4 Fiscal 2003	Combined Restructuring
Gross margin:
Inventory markdowns	$—	$11.1	$11.1
Provision for impairment and store closing:
Impairment of assets	$6.8	$5.1	$11.9
Other accrued liabilities	0.5	2.0	2.5

	$7.3	$7.1	$14.4
Provision for income taxes:		$8.0	$8.0

Total charge included in continued operations	$7.3	$26.2	$33.5

Discontinued operations:
Inventory liquidation	$3.1	$2.2	$5.3
Impairment of assets	0.7	1.8	2.5

Total charge included in discontinued operations	$3.8	$4.0	$7.8

Total restructuring charges	$11.1	$30.2	$41.3

The second quarter charge of approximately $11.1 million related to the Company’s decision to downsize its Levi’s®/Dockers® business and also included costs to integrate the newly acquired Casual Male business with the existing businesses of the Company. Of the $11.1 million, approximately $7.5 million related to the downsizing of the Levi’s®/Dockers® business and the remaining $3.6 million was integration costs associated with the combination of the Casual Male and Designs businesses. In the fourth quarter of fiscal 2003, the Company accelerated its plan to downsize the Levi’s®/Dockers® business and also to transfer its operations of the Candies® Outlet business to Candies, Inc. Accordingly, the Company recorded an additional charge in the fourth quarter of approximately $30.2 million.

Of the total restructuring charges of $41.3 million: i) $7.8 million relates to the 20 Levi’s®/Dockers® stores closed during fiscal 2003 and therefore, pursuant to SFAS No. 144, are included in loss from discontinued operations; ii) $25.5 million relates to the future closing of the balance of the Levi’s®/Dockers® stores and integration costs associated with combining the Casual Male business with the Company and, pursuant to SFAS No. 144, are included in loss from continuing operations; and iii) $8.0 million relates to the impairment of certain tax assets, which is shown under “Provision for income taxes” in the Consolidated Statement of Operations. The impairment of the Company’s tax assets does not affect its ability to utilize the $49.5 million federal net operating loss carryforwards to offset future taxable income, subject to certain annual limitations. Of the total restructuring charges of $41.3 million, only $5.5 million is expected to impact the Company’s cash liquidity, primarily in fiscal 2004.

DEPRECIATION AND AMORTIZATION—Continuing Operations

Depreciation and amortization expense for fiscal 2003 of $10.4 million increased as compared with $5.0 million in fiscal 2002, due to the addition of approximately $52.9 million in assets acquired in connection with the Casual Male acquisition, offset partially by the $14.4 million in impaired assets which the Company wrote off in connection with the restructuring and store closing charges recorded in fiscal 2003.

Depreciation and amortization expense for fiscal 2002 increased slightly to $5.0 million as compared to $4.9 million in fiscal 2001.

INTEREST EXPENSE, NET

Net interest expense for fiscal 2003 was $9.1 million compared with $1.9 million in fiscal 2002 and $1.8 million in fiscal 2001. The significant increase in interest expense in fiscal 2003 was due to the increased debt levels of the Company as a result of the Casual Male acquisition. Approximately $50 million in long term debt and additional borrowings of approximately $30.2 million were incurred in connection with the Casual Male acquisition. The Company also assumed a $12 million mortgage as part of the Casual Male acquisition. The average annual interest rate of this additional debt is approximately 8.3%. The increase in interest costs in fiscal 2002 as compared to fiscal 2001 was primarily a result of higher average borrowing levels offset partially by reduced interest rates under the Company’s credit facility. See “Liquidity and Capital Resources.”

INCOME TAX PROVISION

The income tax provision for fiscal 2003 includes a non-cash charge of $8.0 million attributable to an increase in the valuation allowance for the Company’s deferred tax assets related to the potential that certain federal and state tax assets may not be realized. The provision for fiscal 2002 also included an $8.0 million charge against the Company’s realizability of certain tax assets.

Pursuant to accounting rules, realization of the Company’s deferred tax assets, which relate principally to federal net operating loss carryforwards which expire from 2017 through 2023, is dependent on generating sufficient taxable income in the near term. The Company has not generated historical earnings in previous years and therefore has established a valuation allowance for its remaining deferred tax assets in the amount of $8.0 million. The impairment of the Company’s tax assets does not affect its ability to utilize its net operating loss carryforwards to offset any future taxable income, subject to certain annual limitations.

As of February 1, 2003, the Company has net operating loss carryforwards of $49.5 million for federal income tax purposes and $65.6 million for state income tax purposes that are available to offset future taxable income, subject to certain annual usage limitations, through fiscal year 2022. Additionally, the Company has alternative minimum tax credit carryforwards of $1.2 million, which are available to further reduce income taxes over an indefinite period. As a result of the Casual Male acquisition and the issuance of $82.5 million of additional equity, the utilization of approximately $33.7 million of the total $49.5 million of the net operating loss is limited to approximately $4.8 million each fiscal year.

In the third quarter of fiscal 2002, the Company and the Internal Revenue Service reached a final settlement on the audit of the Company’s federal income tax returns for fiscal years 1992 through 1996. In accordance with this settlement, the Company paid to the IRS a total of $1.5 million, including interest. The settlement of $1.5 million had no material impact on the Company’s results of operations for fiscal 2002 due to adequate provisions previously established by the Company.

NET (LOSS) INCOME FROM CONTINUING OPERATIONS

For fiscal 2003, the Company had a net loss from continuing operations of $30.7 million as compared to a net loss of $9.5 million in fiscal 2002 and net income of $2.0 million in fiscal 2001. The primary reason for the decrease in net loss from continuing operations during fiscal 2003 was due to $25.5 million of the $41.3 million in restructuring charges and the deferred tax asset impairment of $8.0 million that were charged to continuing operations in fiscal 2003. After excluding the effect of these charges, the Company’s net income from continuing operations was $2.8 million.

DISCONTINUED OPERATIONS

Discontinued operations for 2003 resulted in a loss of $8.1 million compared to net income of $1.6 million in fiscal 2002 and net income of $1.2 million (net of $0.8 million for income taxes) in fiscal 2001. Due to the consolidated loss for the Company in fiscal 2003 and 2002, no tax benefit or provision was realized on discontinued operations for either year. Included in discontinued operations are the results of operations for fiscal 2003, 2002 and 2001 of the Company’s Candies® outlet stores and its 20 Levi’s®/Dockers® outlet stores closed during fiscal 2003 pursuant to the Company’s exit strategy. There were no results of operations for the Candies® Outlet business in fiscal 2002 and fiscal 2001.

Below is a summary of the results of operations for these discontinued operations for the past three fiscal years:

(in millions)	Fiscal 2003	Fiscal 2002	Fiscal 2001
Sales	$22.5	$21.0	$22.4
Gross Profit, net of occupancy costs (1)	(0.4)	5.8	6.6
Selling, general and administrative expenses	4.9	3.8	4.1
Impairment of assets	2.5	—	—
Depreciation and amortization	0.3	0.4	0.5

Operating (loss) income	(8.1)	1.6	2.0
Income tax provision	—	—	0.8

(Loss) income from discontinued operations	$(8.1)	$1.6	$1.2

(1)	Gross margin for fiscal 2003 includes a non-recurring charge of $5.3 million related to inventory liquidation that was included as part of the Company’s $41.3 million in charges as discussed above. See “Restructuring.”

NET INCOME (LOSS)

The Company reported a net loss of $38.8 million, or $(1.54) per basic and diluted share, in fiscal 2003 compared to a net loss of $7.9 million, or $(0.54) per basic and diluted share, in fiscal 2002 and net income of $3.2 million, or $0.20 per basic and diluted share, in fiscal 2001. Included in fiscal 2003 were restructuring charges, including the write-down of tax assets of $8.0 million, of $41.3 million related primarily to the Company’s decision to downsize and exit its Levi’s®/Dockers® business and its Candies® business. See “Restructuring” above for further discussion.

(in millions)	Fiscal 2003	Fiscal 2002	Fiscal 2001
Operating income (loss):
Casual Male business	$17.6	$—	$—
Other Branded Apparel businesses	(5.5)	0.5	5.2
Restructuring charges	(25.5)	—	—

Total operating income (loss)	(13.4)	0.5	5.2

Interest expense	9.1	1.9	1.8
Minority interest	0.2	—	—
Provision for income taxes	8.0	8.1	1.4
(Loss) income from discontinued operations	(8.1)	1.6	1.2

Net (loss) income	$(38.8)	$(7.9)	$3.2

SEASONALITY

A comparison of sales in each quarter of the past three fiscal years is presented below. The amounts shown are not necessarily indicative of actual trends, since such amounts also reflect the addition of new stores and the remodeling and closing of others during these periods. Historically, the Company has experienced seasonal fluctuations in revenues and income, exclusive of non-recurring charges, with increases occurring during the Company’s third and fourth quarters as a result of “Fall” and “Holiday” seasons. A comparison of quarterly sales, gross profit, net income (loss) per share for the past two fiscal years is presented in Note N of the Notes to Consolidated Financial Statements.

(in millions, except percentages)	FISCAL 2003 (1)		FISCAL 2002		FISCAL 2001
First quarter	$32.6	8.2%	$35.2	20.2%	$34.9	20.3%
Second quarter	110.2	27.6%	42.3	24.3%	39.9	23.2%
Third quarter	119.7	30.1%	49.0	28.2%	50.9	29.5%
Fourth quarter	135.8	34.1%	47.6	27.3%	46.4	27.0%

	$398.3	100.0%	$174.1	100.0%	$172.1	100.0%

(1)	Fiscal 2003 sales results include, since May 14, 2002, the sales of the Casual Male business, which was acquired by the Company.

Below are the quarterly sales, on a pro forma basis for the past two years of the Casual Male business, assuming that it was purchased on the first day of fiscal 2002.

(in millions, except percentages)	FISCAL 2003		FISCAL 2002
First quarter	$78.4	23.8%	$80.3	24.1%
Second quarter	81.3	24.7%	79.2	23.8%
Third quarter	74.7	22.7%	74.0	22.3%
Fourth quarter	94.8	28.8%	98.9	29.8%

	$329.2	100.0%	$332.4	100.0%

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary cash needs are for working capital (essentially inventory requirements) and capital expenditures. Specifically, the Company’s capital expenditure program includes projects for new store openings, downsizing or combining existing stores, and improvements and integration of its systems infrastructure. The Company expects that cash flow from operations, external borrowings and trade credit will enable it to finance its current working capital and expansion requirements.

The following table sets forth financial data regarding the Company’s liquidity position at the end of the past three fiscal years:

	FISCAL YEARS
	2003	2002	2001
( in millions, except ratios)
Cash provided by operations	$20.6	$0.6	$6.3
Working capital	50.3	13.3	16.3
Current ratio	1.8:1	1.3:1	1.4:1

The Company has financed its working capital requirements, store expansion program, stock repurchase programs and acquisitions with cash flow from operations, external borrowings, and proceeds from equity offerings. Cash provided by operations was $20.6 million, $0.6 million and $6.3 million in fiscal 2003, 2002 and 2001, respectively.

Cash flow provided by operations in fiscal 2003 increased approximately $20.0 million from fiscal 2002, primarily due to the Casual Male business which, since its acquisition in May 2002, has contributed approximately $17.6 million in operating income. This positive cash flow in fiscal 2003 was primarily used to finance the Company’s capital expenditures and reduce its borrowings under the Credit Facility (as defined below).

During fiscal 2003, after excluding the effects of the restructuring charges, the Company’s operating income from continuing operations was approximately $12.0 million. In addition, the Company significantly reduced its operating expense levels by approximately $20 million on an annualized basis, $8.0 million of which was realized in fiscal 2003. The Company expects that its operating income levels in fiscal year 2004 will therefore improve, providing sufficient cash flow to fund working capital requirements and capital expenditure levels.

In addition to cash flow from operations, the Company’s other primary source of working capital is its credit facility with Fleet Retail Finance, Inc. (the “Credit Facility”). The Credit Facility, which was most recently amended on May 14, 2002 in connection with the financing of the Casual Male acquisition, provides for a total commitment of $120.0 million with a $20.0 million carve-out for standby and documentary letters of credit and continues to be secured by a lien on all of the Company’s assets. The Credit Facility, which expires May 14, 2005, will continue to provide the Company with its on-going working cash needs. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets. The Company borrowed approximately $30.2 million under the Credit Facility in May 2002 to partially fund its Casual Male acquisition. The average outstanding borrowings under the Credit Facility for fiscal 2003 was $55.5 million and the highest borrowing level during the year was $85.0 million. At February 1, 2003, the Company had outstanding borrowings of approximately $55.6 million and unused availability of approximately $17.6 million. The Company anticipates that cash flow from operations and availability under the Credit Facility will be sufficient to meet all debt service requirements.

In addition to approximately $30.2 million of financing from the Credit Facility, the Company financed the Casual Male acquisition through the issuances of $82.5 million of additional equity and approximately $50 million of new long-term debt with detachable warrants. The Company also assumed a mortgage note in the principal amount of approximately $12.2 million for Casual Male Corp.’s corporate headquarters and distribution center in Canton, Massachusetts. See Note K to the Notes to Consolidated Financial Statements for a complete discussion of the funding.

As previously discussed, the Company is in the process of exiting its Levi’s®/Dockers® outlet stores. To the extent the Company is not able to terminate its leases with various landlords, the Company remains liable to meet its obligations under the existing lease agreements. See Note E to Consolidated Financial Statement.

Cash flow provided by operations in fiscal 2002 decreased approximately $5.7 million from fiscal 2001, primarily due to lower earnings. The Company used the cash proceeds from operations of $0.6 million and borrowings under the Credit

Facility to finance its store openings and remodeling program and other capital requirements of approximately $4.0 million, net of landlord allowances received. Correspondingly, the Company’s net borrowing position increased by approximately $3.4 million to $27.8 million at February 2, 2002 as compared to the prior year.

INVENTORY

At February 1, 2003, total inventories of the Company were $103.2 million as compared to $57.7 million at February 2, 2002. Of the $103.2 million, approximately $62.3 million was related to the Casual Male business and $40.9 million was related to the Other Branded Apparel businesses. Total inventory at February 1, 2003 is net of approximately $11.1 million in inventory reserves related to the exiting of its Levi’s®/Dockers® outlet stores.

In the first quarter of fiscal 2002, the Company changed its method of determining the cost of inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. Management believes that the FIFO method better measures the current value of inventories and provides a more appropriate matching of revenues and expenses. In the current low-inflationary environment, management believes that the use of the FIFO method more accurately reflects the Company’s financial position. The effect of the change from LIFO to FIFO was immaterial to the financial results of the prior reporting periods of the Company and therefore did not require retroactive restatement of results for such prior periods.

CAPITAL EXPENDITURES

During fiscal 2003, the Company incurred approximately $14.5 million in capital expenditures, of which approximately $8.4 million was used towards store capital, $5.4 million was related to systems integration and infrastructure upgrades, and the remaining $0.7 million was miscellaneous capital at the corporate level.

During fiscal 2003, the Company opened six Casual Male Big & Tall retail stores and one Casual Male Big Tall outlet store. The Company also opened six EcKo Unltd.® outlet stores at an average build-out cost of approximately $175,000 per store. The Company’s plan for fiscal 2004 is to open seven new Casual Male Big & Tall retail stores, relocate six additional stores and, during the first half of fiscal 2004, open nine Casual Male Big & Tall outlets. The Company also plans to open a total of 16 new EcKo Unltd.® outlet stores, 10 to 12 of which are scheduled to open by the end of June 2003.

Capital expenditures for fiscal 2004 are expected to be between $12.0 million and $15.0 million, of which $6.0 million relates to the store expansion plans discussed above. The remaining planned capital for fiscal 2004 is primarily related to new merchandising and distribution systems, and maintenance level requirements.

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are based on the application of significant accounting policies, many of which require management to make significant estimates and assumptions (see Note A to the Notes to Consolidated Financial Statements). The Company believes that the following items involve some of the more critical judgments in the application of its accounting policies that currently affect its financial condition and results of operations.

Inventory.    The Company records inventory at the lower of cost or market on a FIFO basis. The Company reserves for obsolescence based on the difference between the weighted average cost of the inventory and the estimated market value of the inventory based on assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional reserves may be required.

Impairment of Long-Lived Assets.    The Company reviews its long-lived assets for impairment when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets is less than the assets’ carrying amount. The Company evaluates its long-lived assets for impairment at a store level for all its retail locations. If actual market conditions are less favorable than management’s projections, future write-offs may be necessary.

Goodwill and Intangibles:    In connection with the Casual Male acquisition, the Company recorded goodwill and intangibles of approximately $81.4 million. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company will, at least annually, evaluate these assets for impairment by analyzing the estimated fair value based on present value of discounted cash flows and will write off the amount of any goodwill or intangible in excess of its fair value.

Deferred Taxes.    The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company has considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. At February 1, 2003, the Company’s deferred tax assets are fully reserved.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (‘FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company does not expect implementation of SFAS No. 143 to have a significant effect on our results of operation or consolidated financial condition.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. The Company does not expect implementation of SFAS No. 145 to have a significant effect on our results of operation or consolidated financial condition.

In November 2002, the FASB published interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 expands on the accounting guidance of SFAS Nos. 5, 57 and 107 and incorporates without change the provisions of FASB interpretation No. 34, which FIN 45 superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. FIN 45 also provides that at the time a company issues a guarantee, such company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under such guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements with respect to interim or annual periods ending after December 15, 2002. The adoption of the provisions of FIN 45 in fiscal 2003 did not have an impact on the Company’s results of operations or disclosures.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123. The purpose of the amendment is to enable companies that choose to adopt the fair-value-based method of accounting for stock-based compensation to report the full effect of employee stock options in their financial statements immediately upon adoption. The Company will continue to apply the disclosure-only provisions of SFAS No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The Company adopted the annual disclosure provision of SFAS No. 148 in fiscal 2003. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, and the Company will adopt such provisions in the first quarter of fiscal 2004.

In January 2003, the FASB’s Emerging Issues Task Force, or EITF, reached a consensus on Issue 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. Issue 02-16 provides guidance on how a customer should account for cash consideration received from a vendor. The transition provisions apply prospectively to arrangements entered into or modified subsequent to December 31, 2002 and would require all amounts received from vendors to be accounted for as a reduction of the cost of the products purchased unless certain criteria are met to allow presentation as a reduction of advertising expense. The Company will adopt the provisions of Issue 02-16 in the first quarter of fiscal 2004. The Company currently accounts for vendor consideration, which is not material to the Company, as a component of cost of goods sold and therefore believes that the adoption of Issue 02-16 will not have a material impact on its results of operations.

In January 2003, the FASB published interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity (including a special purpose entity such as that utilized in an accounts receivable securitization transaction) by a company that bears the majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the variable interest entity’s residual returns or both. The provisions of FIN 46 are required to be adopted in fiscal 2004. The Company does not believe the adoption of FIN 46 will have a material impact on its financial position or results of operations.

EFFECTS OF INFLATION

Although the Company’s operations are influenced by general economic trends, the Company does not believe that inflation has had a material effect on the results of its operations in the last three fiscal years.

RISKS AND UNCERTAINTIES

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Annual Report are generally located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Annual Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause the Company’s actual results to differ materially from such forward-looking statements. The Company encourages readers to refer to the Company’s Current Report on Form 8-K, previously filed with the Securities and Exchange Commission on September 17, 2002, which identifies certain risks and uncertainties that may have an impact on future earnings and the direction of the Company.

All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on the Company’s behalf are expressly qualified in their entirety by the foregoing. These forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in its expectations or any change in events, conditions or circumstances in which the forward-looking statement is based.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, the financial position and results of operations of the Company are routinely subject to a variety of risks, including market risk associated with interest rate movements on borrowings. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures. The Company utilizes cash from operations and its Credit Facility to fund its working capital needs. The Company’s Credit Facility is not used for trading or speculative purposes. In addition, the Company has available letters of credit as sources of financing for its working capital requirements. Borrowings under the Credit Facility, which expires in May 2005, bear interest at variable rates based on FleetBoston, N.A.’s prime rate or the London Interbank Offering Rate (“LIBOR”). These interest rates at February 1, 2003 were 4.75% for prime based borrowings and included various LIBOR contracts with interest rates ranging from 4.3% to 4.6%. Based upon sensitivity analysis as of February 1, 2003, a 50 basis point increase in interest rates would result in a potential increase in interest expense of approximately $278,000.

Item 8.    Financial Statements and Supplementary Data

CASUAL MALE RETAIL GROUP, INC.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

The integrity and objectivity of the financial statements and the related financial information in this report are the responsibility of the management of the Company. The financial statements have been prepared in conformity with generally accepted accounting principles and include, where necessary, the best estimates and judgments of management.

The Company maintains a system of internal accounting control designed to provide reasonable assurance, at appropriate cost, that assets are safeguarded, transactions are executed in accordance with management’s authorization and the accounting records provide a reliable basis for the preparation of the financial statements. The system of internal accounting control is regularly reviewed by management and improved and modified as necessary in response to changing business conditions.

The Audit Committee of the Board of Directors, consisting solely of outside directors, meets periodically with management and the Company’s independent auditors to review matters relating to the Company’s financial reporting, the adequacy of internal accounting control and the scope and results of audit work. The independent auditors have free access to the Audit Committee.

Ernst & Young LLP, independent auditors, have been engaged to examine the financial statements of the Company for the fiscal year ended February 1, 2003. The Report of Ernst & Young, Independent Auditors expresses an opinion as to the fair presentation of the financial statements in accordance with generally accepted accounting principles and is based on an audit conducted in accordance with auditing standards generally accepted in the United States.

/s/ DAVID A. LEVIN	/s/ DENNIS R. HERNREICH

David A. Levin	Dennis R. Hernreich
President and Chief Executive Officer	Executive Vice President, Chief Operating Officer, Chief Financial Officer & Treasurer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Casual Male Retail Group, Inc.:

We have audited the accompanying consolidated balance sheets of Casual Male Retail Group, Inc. (formerly Designs, Inc.) as of February 1, 2003 and February 2, 2002 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended February 1, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Casual Male Retail Group, Inc. at February 1, 2003 and February 2, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 1, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A of the consolidated financial statements, in the year ended February 1, 2003 the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

March 26, 2003

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

February 1, 2003 and February 2, 2002

	February 1, 2003 (Fiscal 2003)	February 2, 2002 (Fiscal 2002)
	(In thousands, except share data)
ASSETS

Current assets:
Cash and cash equivalents	$4,692	$—
Accounts receivable	6,989	491
Inventories	103,222	57,734
Deferred income taxes	—	652
Prepaid expenses	2,700	2,887

Total current assets	117,603	61,764
Property and equipment, net of accumulated depreciation and amortization	64,062	20,912

Other assets:
Deferred income taxes	—	7,326
Goodwill	50,698	—
Other intangible assets	30,729	—
Other assets	3,853	899

Total assets	$266,945	$90,901

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$2,940	$—
Accounts payable	33,902	7,074
Accrued expenses and other current liabilities	24,338	13,079
Accrued liabilities for severance and store closings	6,172	—
Payable to affiliate	—	582
Notes payable	—	27,752

Total current liabilities	67,352	48,487

Long-term liabilities:
Notes payable	55,579	—
Long-term debt, net of current portion	50,996	—
Other long-term liabilities	933	—

Total long-term liabilities	107,508	—

Minority interest	1,018	—
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 38,867,000 and 17,608,000 shares issued at February 1, 2003 and February 2, 2002, respectively	389	176
Additional paid-in capital	146,892	56,189
Accumulated deficit	(44,104)	(5,304)
Treasury stock at cost, 3,119,000 and 3,040,000 shares at February 1, 2003 and February 2, 2002, respectively	(8,913)	(8,450)
Note receivable from officer	(197)	(197)
Accumulated other comprehensive loss	(3,000)	—

Total stockholders’ equity	91,067	42,414

Total liabilities and stockholders’ equity	$266,945	$90,901

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001

	Fiscal 2003 (52 weeks)	Fiscal 2002 (52 weeks)	Fiscal 2001 (53 weeks)
	(In thousands, except share data)
Sales	$398,348	$174,117	$172,101
Cost of goods sold including occupancy	273,386	132,689	123,753

Gross profit	124,962	41,428	48,348

Expenses:
Selling, general and administrative	113,521	35,969	38,075
Provision for impairment of assets, store closings and severance	14,434	—	107
Depreciation and amortization	10,436	4,975	4,887

Total expenses	138,391	40,944	43,069

Operating (loss) income	(13,429)	484	5,279
Interest expense, net	9,081	1,905	1,810

(Loss) income from continuing operations before minority interest and income taxes	(22,510)	(1,421)	3,469
Minority interest	207	—	—
Provision for income taxes	7,978	8,056	1,436

Net (loss) income from continuing operations	$(30,695)	$(9,477)	$2,033

(Loss) income from discontinued operations (net of tax provision of $836 in fiscal 2001)	(8,105)	1,596	1,183

Net (loss) income	$(38,800)	$(7,881)	$3,216

Net (loss) income per share—basic and diluted
(Loss) income from continuing operations	$(1.22)	$(0.65)	$0.13
(Loss) income from discontinued operations	$(0.32)	$0.11	$0.07

Net (loss) income	$(1.54)	$(0.54)	$0.20
Weighted-average number of common shares outstanding:
Basic	25,117	14,486	16,015
Diluted	25,117	14,486	16,292

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001

(In thousands)

									Accumulated other comprehensive loss	(Accumulated Deficit) Retained Earnings
							Additional Paid-in Capital	Note Receivable from Officer
	Common Stock		Preferred Stock		Treasury Stock
	Shares	Amounts	Shares	Amounts	Shares	Amounts					Total
Balance at January 29, 2000	16,690	$167	—	$—	(286)	$(1,830)	$54,571	$—	$—	$(639)	$52,269

Issuance of Common Stock:
Exercises under option program	38	—					82				82
Board of Directors compensation	119	1					186				187
Issuance of shares to related party for professional services	386	4					520				524
Repurchase of common stock					(2,621)	(6,314)	—				(6,314)
Restricted stock cancelled					(23)	(53)	1				(52)
Exercise of options and repurchase of shares from director	105	1			(105)	(230)	132				(97)
Sale of stock to officer	150	2					195	(197)			—
Income tax benefit from stock option exercised							10				10
Net income										3,216	3,216

Balance at February 3, 2001	17,488	$175	—	$—	(3,035)	$(8,427)	$55,697	$(197)	$—	$2,577	$49,825

Issuance of Common Stock:
Exercises under option program	19						28				28
Board of Directors compensation	35						99				99
Issuance of shares to related party for professional services	66	1					316				317
Issuance of options for professional services rendered							33				33
Repurchase of common stock					(5)	(23)					(23)
Income tax benefit from stock option exercised							16				16
Net loss										(7,881)	(7,881)

Balance at February 2, 2002	17,608	$176	—	$—	(3,040)	$(8,450)	$56,189	$(197)	$—	$(5,304)	$42,414

Issuance of Common Stock:
Issuance of common stock through private placement	1,379	14					5,986				6,000
Issuance of preferred stock through private placements			180	2			76,447				76,449
Issuance of warrants through private placements							9,589				9,589
Costs of raising capital							(2,448)				(2,448)
Conversion of preferred stock to common stock	18,016	180	(180)	(2)			(178)				—
Exercises under option program	190	2					475				477
Exercise of options by related party	400	4			(79)	(463)	459				—
Exercises of warrants by related parties	1,190	12									12
Board of Directors compensation	23	0					98				98
Issuance of shares to related party for professional services	61	1					275				276
Accumulated other comprehensive loss—pension									(3,000)		(3,000)
Net loss										(38,800)	(38,800)

Total comprehensive loss											(41,800)

Balance at February 1, 2003	38,867	$389	—	$—	(3,119)	$(8,913)	$146,892	$(197)	$(3,000)	$(44,104)	$91,067

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001

	Fiscal 2003	Fiscal 2002	Fiscal 2001
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(38,800)	$(7,881)	$3,216
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Loss (income) from discontinued operations	8,105	(1,596)	(1,183)
Provision for impairment of assets, store closings and severance	14,434	—	—
Provision for inventory markdowns	11,093	—	—
Depreciation and amortization	10,436	4,975	4,887
Accretion of warrants	1,087	—	—
Minority interest	207	—	—
Deferred income taxes	7,978	7,134	2,023
Loss from disposal of property and equipment	150	42	145
Issuance of common stock to Board of Directors	98	99	187
Issuance of common stock to related party	288	317	524
Issuance of common stock for professional services	—	33	—

Changes in operating assets and liabilities:
Accounts receivable	(5,101)	(473)	65
Inventories	9,101	1,960	1,016
Prepaid expenses	2,094	206	(2,051)
Other assets	(649)	(399)	(98)
Payment to Internal Revenue Service on settlement of audit	—	(1,500)	—
Accounts payable	3,619	794	(521)
Accrued liabilities for severance, store closings and impairment charges	3,882	(852)	(2,376)
Accrued expenses and other liabilities	(7,458)	(2,296)	465

Net cash provided by operating activities	20,564	563	6,299

Cash flows from investing activities:
Additions to property and equipment, net	(12,472)	(4,012)	(4,493)
Additions to property and equipment of discontinued operations	(1,996)	—	—
Proceeds from disposal of property and equipment	1	21	57
Acquisition of Casual Male, less cash acquired	(160,808)	—	—
Termination of investment trust	—	—	2,365

Net cash used for investing activities	(175,275)	(3,991)	(2,071)

Cash flows from financing activities:
Net borrowings under credit facility	27,827	3,407	2,143
Proceeds from the issuance of long-term debt	41,241	—	—
Principal payments on long-term debt	(543)	—	—
Proceeds from the issuance of Series B preferred stock	76,449	—	—
Proceeds from the issuance of common stock	6,000	—	—
Proceeds from the issuance of warrants	9,589	—	—
Payment of equity transaction costs	(2,448)	—	—
Proceeds from minority equityholder of joint venture	811	—	—
Repurchase of common stock	—	(23)	(6,597)
Issuance of common stock under option program (1)	477	44	226

Net cash provided by (used for) financing activities	159,403	3,428	(4,228)

Net increase in cash and cash equivalents	4,692	—	—
Cash and cash equivalents:
Beginning of the year	—	—	—

End of the year	$4,692	$—	$—

(1)	Includes related tax benefit.

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 1, 2003

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Casual Male Retail Group, Inc. (formerly known as Designs, Inc. and collectively referred to as the “Company”) is the largest specialty retailer of big and tall men’s apparel, with over 470 locations throughout the United States and Puerto Rico, along with e-commerce and catalog operations. The Company also operates approximately 80 Levi’s® and Dockers® outlet stores located in the eastern part of the United States and Puerto Rico. In addition, through a joint venture agreement with EcKo Complex LLC, the Company operates six EcKo Unltd.® outlet stores.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts, transactions and profits are eliminated. As discussed more fully in Note K, the results for fiscal 2003 include the effect, since May 14, 2002, of the Company’s acquisition of substantially all of the assets and certain liabilities of Casual Male Corp. and certain of its subsidiaries (“Casual Male”).

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

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. Fiscal years 2003, 2002 and 2001 ended on February 1, 2003, February 2, 2002 and February 3, 2001, respectively. Fiscal years 2003 and 2000 were 52-week periods and fiscal year 2001 was a 53-week period.

Cash and Cash Equivalents

Short-term investments, which have a maturity of ninety days or less when acquired, are considered cash equivalents.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“FASB”) No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. The carrying amounts for the Company’s recently issued long-term debt and mortgage obligation approximate fair value as the interest rates and terms are substantially similar to those that could be obtained currently for similar instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value because of the short maturity of these instruments.

Inventories

Merchandise inventories for the Company’s catalog and e-commerce businesses, of approximately $5.7 million, were accounted for using the average cost method. All other merchandise inventories were valued at the lower of cost or market using the retail method.

In the first quarter of fiscal 2002, the Company changed its method of determining the cost of inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. Management believes that the FIFO method better measures the current value of such inventories and provides a more appropriate matching of revenues and expenses. In the current low-inflationary environment, management believes that the use of the FIFO method more accurately reflects the Company’s financial position. The effect of this change was immaterial to the financial results of the prior reporting periods of the Company and therefore did not require retroactive restatement of results for those prior periods. The benefit for

LIFO was $350,000 in fiscal 2001. This benefit in fiscal 2001 was offset by a provision for a lower of cost or market adjustment to merchandise inventories of $350,000.

Property and Equipment

Property and equipment are stated at cost. Major additions and improvements are capitalized while repairs and maintenance are charged to expense as incurred. Upon retirement or other disposition, the cost and related depreciation of the assets are removed from the accounts and the resulting gain or loss, if any, is reflected in income. Depreciation is computed on the straight-line method over the assets’ estimated useful lives as follows:

Building and land improvements	Forty years
Furniture and Fixtures	Five to ten years
Equipment	Five to eight years
Leasehold improvements	Lesser of useful lives or related lease term
Software	Three to five years

Goodwill and Intangibles

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and in January 2002 issued SFAS No. 142, Goodwill and Other Intangible Assets, which supersede Accounting Principles Board (“APB”) Opinion No. 17, Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria set forth in the statement. This statement applies to all business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. The provisions of SFAS No. 142 apply to goodwill and intangible assets acquired before and after the statement’s effective date.

The carrying value of the Company’s goodwill and intangible assets were as follows at February 1, 2003:

(in thousands)
Trademarks	$29,200
Customer Lists	1,600
Goodwill	50,698

At least annually, the Company will perform an impairment analysis and will record an impairment charge for any intangible with a carrying value in excess of its fair value. Customer lists, which is the only intangible asset with a defined life of 16 years, had accumulated amortization, using the straight-line method, of $70,834 at February 1, 2003. The Company had no outstanding goodwill or intangible assets at February 2, 2002.

Pre-opening Costs

In accordance with Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities,” the Company expenses all pre-opening costs for its stores as incurred.

Advertising Costs

The Company expenses in-store advertising costs as incurred. Direct response advertising costs, which consist of catalog production and postage costs, are deferred and amortized over the period of expected direct marketing revenues, which is less than one year. There was approximately $648,500 of direct response costs which were deferred at February 1, 2003. There was no deferred direct response costs at February 2, 2002 and February 3, 2001. Advertising expense, which is included in selling, general and administrative expenses, was $14.2 million, $1.0 million and $0.9 million for fiscal 2003, 2002 and 2001, respectively.

Revenue Recognition

Revenue from the Company’s retail store operation is recorded upon purchase of merchandise by customers. Revenue from the Company’s catalog and e-commerce operations is recognized at the time a customer order is shipped. In connection with gift cards, a deferred revenue amount is established upon purchase of the gift card by the customer and revenue is recognized upon redemption and purchase of merchandise.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales.

Net Income (Loss) Per Share

SFAS No. 128, Earnings per Share, requires the computation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share is determined by giving effect to the exercise of stock options using the treasury stock method.

	Fiscal Years Ended
	February 1, 2003	February 2, 2002	February 3, 2001
	(in thousands)
Basic weighted-average common shares outstanding	25,117	14,486	16,015
Stock options, excluding anti-dilutive options of 1,234 and 578 shares for February 1, 2003 and February 2, 2002, respectively	—	—	277

Diluted weighted-average shares outstanding	25,117	14,486	16,292

Options and warrants to purchase shares of the Company’s Common Stock, par value $0.01 per share (the “Common Stock”), of 1,429,121, 933,900 and 283,350 for fiscal 2003, 2002 and 2001, respectively, were outstanding during the respective periods but were not included in the computation of diluted EPS because the exercise price of the options and warrants was greater than the average market price of the Common Stock for the period reported. These options and warrants, which expire between July 22, 2003 and August 8, 2012, have exercise prices ranging from $ 4.77 to $17.75 in fiscal 2003, $3.48 to $17.75 in fiscal 2002 and $2.00 to $17.75 in fiscal years 2001.

Stock-based Compensation

The Company accounts for stock option plans in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. See Note G for more information regarding Stock-based compensation.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will adopt the interim disclosure provisions of SFAS No. 148 in the first quarter of fiscal 2003.

The Company has elected the disclosure-only alternative prescribed in SFAS No. 123 and, accordingly, no compensation cost has been recognized. The Company has disclosed the pro forma net income or loss and per share amounts using the fair value based method. Had compensation costs for the Company’s grants for stock-based compensation been determined consistent with SFAS No. 123, the Company’s net income (loss) and income (loss) per share would have been as indicated below:

	FISCAL YEARS ENDED
(In Thousands, Except per Share Amounts)	February 1, 2003	February 2, 2002	February 3, 2001
Net income (loss)—as reported	$(38,800)	$(7,881)	$3,216
Net income (loss)—pro forma	$(39,468)	$(8,158)	$3,109
Income (loss) per share—basic and diluted as Reported	$(1.54)	$(0.54)	$0.20
Income (loss) per share—basic and diluted pro-forma	$(1.57)	$(0.56)	$0.19

The effects of applying SFAS No. 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS No. 123 does not apply to awards prior to 1995 and additional awards are anticipated.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2003, 2002 and 2001: expected volatility of 89.6% in fiscal 2003, 91.8% in fiscal 2002 and 91.7% in fiscal 2001; risk-free interest rate of 2.7%, 5.0% and 4.8% in fiscal 2003, 2002 and 2001, respectively; and expected lives of 4.5 years. No dividend rate was used for fiscal 2003, 2002 and 2001. The weighted-average fair value of options granted in fiscal 2003, 2002 and 2001 was $2.87, $2.78 and $1.22, respectively.

Impairment of Long-Lived Assets

In fiscal 2003, the Company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of. The statement also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The adoption of the standard did not have a material impact on the Company’s impairment policy or on the Company’s net income (loss); however, it did result in classifying the operations of certain stores as discontinued operations in the accompanying Consolidated Statements of Operations.

The Company reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the carrying value of such assets over their respective remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company’s average cost of funds. In fiscal 2003, the Company recorded an impairment charge of $14.4 million, which was included as part of the $41.3 million in restructuring charges recorded in the second and fourth quarters of fiscal 2003. Approximately $2.5 million of the $14.4 million impairment charge related to closed stores and therefore has been reflected in discontinued operations in the Consolidated Statement of Operations. These charges are more fully discussed in Note J. No such charge was necessary for fiscal 2002. In fiscal 2001, the Company recorded an impairment charge of $837,000 for the write-down of fixed assets. The impairment charge related to stores whose expected cash flows from operations were not expected to exceed their net book value prior to the expiration of their expected lease term.

B.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated:

	February 1, 2003	February 2, 2002
(in thousands)
Store furnishings	$36,400	$20,142
Equipment	4,063	7,249
Leasehold improvements	11,495	20,659
Building, land and building improvements	29,422	—
Purchased software	5,390	6,669
Construction in progress	635	529

	$87,405	$55,248
Less accumulated depreciation	23,343	34,336

Total property and equipment	$64,062	$20,912

Depreciation expense for fiscal 2003, 2002 and 2001 was $9.6 million, $5.3 million and $5.2 million, respectively.

C.    DEBT OBLIGATIONS

Credit Agreement with Fleet Retail Finance, Inc.

The Company has a credit facility with Fleet Retail Finance Inc., which was most recently amended on May 4, 2002 in connection with the financing of the Casual Male acquisition (the “Credit Agreement”). The Credit Agreement, which expires May 14, 2005, principally provides for a total commitment of $120 million with the ability for the Company to issue documentary and standby letters of credit of up to $20 million. The Company’s ability to borrow under the Credit Agreement is determined using an availability formula based on eligible assets. The Company’s obligations under the Credit Agreement are secured by a lien on all of its assets. The Credit Agreement includes certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company. As a result of the additional borrowing under this Credit Agreement, as amended, to partially fund its Casual Male acquisition, the Company classified the borrowings as long-term debt in fiscal 2003. In fiscal 2002, the Credit Agreement had been used primarily for working capital needs and accordingly was classified as a short-term debt instrument.

At February 1, 2003, the Company had outstanding borrowings of approximately $55.6 million under this credit facility. Outstanding standby letters of credit were $325,000 and outstanding documentary letters of credit were approximately $614,000 at February 1, 2003. Average borrowings outstanding under this facility during fiscal 2003 were approximately $55.5 million, resulting in an average unused excess availability of approximately $14.3 million during fiscal 2003. At February 1, 2003, the unused availability was $17.6 million. The fair value of amounts outstanding under this credit facility approximate the carrying value at February 1, 2003 and February 2, 2002. At the Company’s option, any portion of the outstanding borrowings can be converted to LIBOR based contracts; the remainder bears interest based on prime. At February 1, 2003, the Company had approximately $40.0 million of the outstanding $55.6 million in LIBOR based contracts, with an average interest rate of 4.41%. The remainder of $15.6 million were prime based borrowings with an interest rate of 4.75%.

For fiscal 2003, the Company violated a debt covenant under this agreement which stated that the Company’s annual capital expenditures would not exceed $12.0 million. The Company’s total capital expenditure for fiscal 2003 totaled $14.5 million. The Company subsequently received a waiver of this violation from Fleet Retail Finance, Inc.

Other Long-Term Debt

Components of other long-term debt are as follows:	(in thousands	)
Term Loan	$15,330
12% senior subordinated notes due 2007	15,998
5% senior subordinated notes due 2007	11,000
Mortgage note	11,608

Total long-term debt	53,936
Less: current portion of long-term debt	(2,940)

Long-term debt, less current portion	$50,996

On May 14, 2002, the Company entered into a three-year term loan with Back Bay Capital, a subsidiary of Fleet Retail Finance, Inc. Interest on the term loan includes a 12% coupon, 3% paid-in-kind and a 3% annual commitment fee, for a total annual yield of 18%.

In May 2002, the Company also issued $24.5 million principal amount of 12% senior subordinated notes through private placements. The carrying value of $16.0 million is net of the assigned value of un-amortized warrants to acquire 1,715,000 shares of common stock at an exercise price of $0.01 per share and additional detachable warrants to acquire 1,176,471 shares of common stock at an exercise price of $8.50 per share. The value of the warrants of approximately $9.6 million has been reflected as a component of stockholders’ equity as a discount on the notes that is being amortized over the term of the corresponding debt, which is five years. At February 1, 2003, the un-amortized value of the warrants was $8.5 million.

In addition, in May 2002 the Company also issued $11.0 million principal amount of 5% senior subordinated notes through a private placement with the Kellwood Company, with whom the Company has entered into a product sourcing agreement. Beginning at the end of the second quarter of fiscal 2004, the Company will make principal payments in the amount of $687,500 per quarter through the remaining term of the notes. Accrued interest is payable quarterly.

In connection with the Casual Male acquisition, the Company also assumed an outstanding mortgage note for real estate and buildings located in Canton, Massachusetts. The mortgage note, which bears interest at 9%, had an outstanding principal balance of $11.6 million at February 1, 2003.

Annual maturities of long-term debt, including the mortgage note, for the next five fiscal years are as follows:

$2,940,000 in fiscal 2004, $3,767,000 in fiscal 2005, $3,757,500 in fiscal 2006, $3,906,800 in fiscal 2007 and $41,782,700 in fiscal 2008.

The Company paid interest and fees on all the above described debt obligations totaling $7.4 million, $1.9 million, and $2.1 million for fiscal 2003, 2002 and 2001, respectively.

D.    INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. SFAS No. 109 requires current recognition of net deferred tax assets to the extent that it is more likely than not that such net assets will be realized. To the extent that the Company believes that its net deferred tax assets will not be realized, a valuation allowance must be recorded against those assets.

As of February 1, 2003, the Company has net operating loss carryforwards of $49.5 million for federal income tax purposes and $65.6 million for state income tax purposes that are available to offset future taxable income, subject to certain annual usage limitations, through fiscal year 2022. As a result of the Casual Male acquisition and the issuance of additional equity in fiscal 2003, the utilization of approximately $33.7 million of the $49.5 million in federal net operating losses are subject to an annual limitation of approximately $4.8 million per year. Additionally, the Company has alternative minimum tax credit carryforwards of $1.2 million, which are available to further reduce income taxes over an indefinite period.

The components of the net deferred tax assets as of February 1, 2003 and February 2, 2002 are as follows:

	February 1, 2003	February 2, 2002
Deferred tax assets – current:
Inventory reserves	$3,444	$569
Restructuring reserve	4,425	—
Accrued expenses	3	83

Net deferred tax assets – current	7,871	652

Deferred tax assets – noncurrent:
Excess of book over tax
Depreciation/amortization	7,617	4,388
Restructuring reserve	—	67
Net operating loss carryforward	20,734	14,565
Alternative minimum tax credit carryforward	1,166	1,166

Net deferred tax assets – noncurrent	29,516	20,186
Deferred tax liabilities – noncurrent
Merger Related Expenses	(1,413)	—
Tax-deductible Goodwill	(1,471)	—

Net deferred tax liabilities – noncurrent	(2,884)
Deferred Tax Asset before Valuation Allowance	34,503	20,838
Valuation allowance	(34,503)	(12,860)

Total deferred tax assets, net	$0	$7,978

In the fourth quarter of fiscal 2003, as a result of the net loss incurred by the Company for the fiscal year and the potential that the remaining deferred tax assets, net of existing valuation allowances, may not be realizable, the Company recorded an additional charge of $8.0 million against the deferred tax assets. At February 1, 2003, the total deferred tax assets of the Company are fully reserved.

Realization of the Company’s deferred tax assets, which relate principally to federal net operating loss carryforwards which expire from 2017 through 2023, is dependent on generating sufficient taxable income in the near term. Accordingly, the valuation allowance at February 1, 2003 is primarily attributable to the potential that certain deferred federal and state tax assets will not be realizable within this period. Further, in fiscal 2003, the Company recorded restructuring charges, excluding the increase of the valuation allowance, of $33 million, as a result of these charges, the Company took an additional charge of $8.0 million in fiscal 2003, fully reserving its deferred tax assets. In the event the Company’s future performance results in overall profitability, the Company’s valuation allowance for its deferred tax assets may be reduced.

The provision for income taxes consists of the following:

	FISCAL YEARS ENDED
	February 1, 2003	February 2, 2002	February 3, 2001
	(in thousands)
Current:
Federal	$—	$(627)	$—
State	—	1,549	249

	—	922	249

Deferred:
Federal	6,981	5,107	362
State	997	2,027	1,661

	7,978	7,134	2,023

Total provision	$7,978	$8,056	$2,272

The following is a reconciliation between the statutory and effective income tax rates in dollars:

	FISCAL YEARS ENDED
	February 1, 2003	February 2, 2002	February 3, 2001
	(in thousands)
Federal income tax at the statutory rate	$(13,666)	$60	$1,866
State income and other taxes, net of federal tax benefit	—	5	357
Permanent items	—	38	49
Change in valuation allowance	21,644	8,000	—
Other, net	—	(47)	—
Expiration of capital loss carryforward	—	—	—

Provision for income tax	$7,978	$8,056	$2,272

During the first quarter of fiscal year 1999, the Internal Revenue Service (“IRS”) completed an examination of the Company’s federal income tax returns for fiscal years 1992 through 1996. Taxes on the adjustments proposed by the IRS, excluding interest, amounted to approximately $4.9 million. The IRS challenged the fiscal tax years in which various income and expense deductions were recognized, resulting in potential timing differences of previously paid federal income taxes. The Company appealed these proposed adjustments through the IRS appeals process and on August 25, 2001 reached a settlement on the audit. In accordance with the settlement, the Company paid to the IRS a total of $1.5 million in fiscal 2002, including interest. The settlement of $1.5 million had no material impact on the Company’s results of operations in fiscal 2002 due to adequate provisions previously established by the Company.

In fiscal 2003, the Company received income tax refunds of $93,000 and paid income taxes of $56,000. In fiscal 2002, the Company made tax payments, excluding its settlement with the IRS, of $231,000. These figures represent the net of payments and receipts.

E.    COMMITMENTS AND CONTINGENCIES

At February 1, 2003, the Company was obligated under operating leases covering store and office space, automobiles and certain equipment for future minimum rentals as follows:

	TOTAL
FISCAL	(in thousands	)
2004	$29,311
2005	24,163
2006	17,644
2007	12,760
2008	8,574
Thereafter	9,429

	$101,881

Excluded from the above commitment schedule are the lease obligations for the Company’s Levi’s®/Dockers® business and the Candies® Outlet business. As discussed in Note J, the Company is exiting these businesses and is in the process of lease termination negotiations with several landlords. Assuming that these stores were not to close, the lease obligations for these stores would be $16.9 million in fiscal 2004; $13.7 million in fiscal 2005; $9.5 million in fiscal 2006; $6.4 million in fiscal 2007; $5.3 million in fiscal 2008 and $14.7 million thereafter.

Furthermore, even though the Company has agreed to transfer the operations of seven of its Candies® Outlet stores to Candies, Inc., the Company will remain principally liable on the leases until their respective lease terminations.

In addition to future minimum rental payments, many of the store leases include provisions for common area maintenance, mall charges, escalation clauses and additional rents based on a percentage of store sales above designated levels.

The Company has an outstanding ten year lease, which ends in January 2006, for its previous corporate headquarters in Needham, Massachusetts. The lease provides for the Company to pay all related costs associated with the land and headquarters building. The Company occupied these premises until the second quarter of fiscal 2003, at which time the majority of the Company relocated to Canton, Massachusetts as part of its Casual Male integration plan. At February 1, 2003, approximately 19,000 square feet of the building was occupied by the Company’s loss prevention service division. Over the past five years, the Company has subleased a large portion of these corporate headquarters. At February 1, 2003, the Company had no remaining subtenants. On March 1, 2003, subsequent to year end, the Company subleased approximately 17,000 of the total 80,000 square feet. The sublease agreement terminates in January 2006.

In fiscal 2003, the Company exercised it right to terminate its two warehouse facilities located in Orlando, Florida. The cost to exit these leases totaled approximately $76,000.

Amounts charged to operations for all occupancy costs, automobile and leased equipment expense were $46.2 million, $23.0 million and $22.3 million for fiscal 2003, 2002 and 2001, respectively.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the resolution of these matters will not have an adverse impact on the results of operations or the financial position of the Company.

F.    EQUITY

Series B Preferred Stock Conversion

In connection with the Casual Male acquisition, the Company issued 180,162 shares of its Series B Convertible Preferred Stock through private placements. On August 8, 2002, all 180,162 shares of the Series B Convertible Preferred Stock were automatically converted into 18,016,200 shares of the Company’s common stock. No value was assigned to this conversion feature since the price paid on that date for one share of preferred stock was the same price as the price at which 100 shares of common stock could be purchased on the date of the transaction.

Issuance of Warrants

Warrants to purchase common stock of the Company were also issued in connection with the Casual Male acquisition. Below is a summary of warrant activity for fiscal 2003. There were no warrants issued or outstanding in fiscal 2002 or fiscal 2001.

Warrants to purchase shares of Common Stock at:	$0.01 per share	$4.25 per share	$8.50 per share
Number of warrants:
Issued	1,715,000	500,000	1,176,471
Exercised	1,190,000	—	—
Canceled	—	—	—

Outstanding at February 1, 2003	525,000	500,000	1,176,471

As part of the private placement of the Company’s 12% senior subordinated notes, the Company issued warrants to purchase 1,715,000 shares of common stock at an exercise price of $0.01 per share and additional warrants to purchase 1,176,471 shares of common stock at an exercise price of $8.50 per share. The Company has assigned a value, based on the Black Scholes model, of $9.6 million for these warrants. The value of the warrants has been reflected as a component of stockholders’ equity as a discount on the notes that is being amortized over the term of the corresponding debt, which is five years. Also, as part of the equity financing, the Company issued to its investment advisor warrants to purchase 500,000 shares of common stock at an exercise price of $4.25 per share. The total assigned value of these warrants of $1.3 million has been reflected as a cost of raising equity at February 1, 2003.

At February 1, 2003, warrants to purchase 525,000 shares of the Company’s common stock at an exercise price of $0.01 remained outstanding and all of the warrants to purchase shares of the Company’s common stock at exercise prices of $4.25 and $8.50 per share described above were outstanding.

Stock Repurchase Programs

During fiscal 2001, the Company repurchased 863,000 shares of Common Stock at an aggregate cost of $1,861,000 under a Stock Repurchase Program that was approved by the Company’s Board of Directors in June 2000. In the fourth quarter of fiscal 2001, the Company repurchased 1.8 million shares of Common Stock at $2.50 per share through a “Dutch Auction” tender offer. Under the terms of the offer, the Company invited its shareholders to tender their shares to the Company at prices specified by the tendering shareholders not in excess of $3.00 nor less than $2.20 per share, in ten-cent ($0.10) increments. The Company selected the lowest single per-share purchase price that would allow it to buy 1.5 million shares, and up to an additional 1.0 million shares at the Company’s option.

In fiscal 2001, the Company utilized two brokerage firms in connection with the repurchase of the 863,000 shares of Common Stock. Sterling Financial Investment Group, Inc. (“Sterling Financial”), one of the firms used, is owned by a family relation of Seymour Holtzman, the Chairman of the Company’s Board of Directors. The Company negotiated a commission of $0.03 per share with each brokerage firm for trades executed as part of the Company’s stock repurchase program. The Company paid Sterling Financial total commissions of $20,940 for trades they executed as part of the Company’s stock repurchase program.

These shares were purchased in the open market and were recorded by the Company as treasury stock and are reflected as a reduction in stockholders’ equity. Treasury shares also include restricted shares of the Company which were forfeited by associates.

At February 1, 2003, the Company has a total of 3.1 million shares of repurchased stock at an aggregate cost of $8.9 million which is reported by the Company as treasury stock and is reflected as a reduction in stockholders’ equity.

G.    STOCK OPTIONS

On April 3, 1992, the Board of Directors adopted the 1992 Stock Incentive Plan (the “1992 Plan”), which became effective on June 9, 1992 when it was approved by the stockholders of the Company. Under the original terms of the 1992 Plan, up to 1,850,000 shares of Common Stock could be issued pursuant to “incentive stock options” (as defined in Section 422 of the Internal Revenue Code of 1986, as amended), options which are not “incentive stock options,” conditioned stock awards, unrestricted stock awards and performance share awards. The 1992 Plan is administered by the Compensation Committee, all of the members of which are non-employee directors. The Compensation Committee makes all determinations with respect to amounts and conditions covering awards under the 1992 Plan. No incentive stock options could be granted under the original terms of the 1992 Plan after April 2, 2002. Options have never been granted at a price less than fair value on the date of the grant. Options granted to employees, executives and directors typically vest over five, three and three years, respectively, with the exception of the premium priced options issued to the executives which vest over a five-year period. Options granted under the 1992 Plan expire ten years from the date of grant. The 1992 Plan, as amended, terminates on the earlier of (i) the date when all shares issuable thereunder have been issued and (ii) April 2, 2007.

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

On May 19, 2000, the Board of Directors approved an amendment to the 1992 Plan to increase the number of shares of Common Stock authorized for issuance from 2,430,000 shares to 4,430,000 shares and to extend the date of termination of the 1992 Plan from April 2, 2002 to April 2, 2007. This amendment was subsequently approved by the Company’s stockholders at the Annual Meeting of Stockholders on June 26, 2000. At the Annual Meeting of Stockholders held on July 31, 2001, the shareholders approved an amendment to the 1992 Plan to allow the Company to grant options to purchase up to 270,000 shares of Common Stock to any individual participant during any fiscal year so long as the exercise price is not less than fair market value on the date of grant.

A summary of shares subject to the 1992 Plan for the fiscal years indicated:

	FISCAL YEAR
	2003	2002	2001
Outstanding at beginning of year	1,241,814	851,850	501,075
Options granted	988,350	523,769	886,352
Options canceled	149,661	74,413	354,225
Options exercised	180,513	59,392	181,352

Outstanding at end of year	1,899,990	1,241,814	851,850

Options exercisable at end of year	707,632	470,551	246,105
Common shares reserved for future grants at end of year	1,789,344	2,628,033	3,077,389
Weighted-average exercise price per option:
Outstanding at beginning of year	$3.31	$2.87	$6.68
Granted during the year	4.60	3.69	1.40
Canceled during the year	4.98	1.88	5.41
Exercised during the year	2.38	2.49	1.54
Outstanding at end of year	$3.94	$3.31	$2.87

The following table summarizes information about stock options outstanding under the 1992 Plan at February 1, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.81 to $2.15	483,541	7.1 years	$1.36	380,258	$1.36
2.16 to 4.30	360,699	9.0 years	3.40	102,624	3.68
4.31 to 6.45	918,000	9.2 years	4.58	122,000	4.50
6.46 to 8.60	89,750	4.7 years	7.47	54,750	7.75
8.61 to 10.75	25,000	0.5 years	9.00	25,000	9.00
17.75 to 17.75	23,000	0.2 years	17.75	23,000	17.75

$0.81 to $17.75	1,899,990		$3.94	707,632	$3.53

Options granted outside of the Company’s 1992 Plan

Below is a summary of options granted outside of the Company’s 1992 Plan. This activity represents options which have been granted to consultants of the Company and also options granted to its executives in excess of the 1992 Plan’s annual maximum grant of 270,000. With the exception of the 340,000 shares underlying options issued in November 2002, all shares underlying options granted outside of the Company’s 1992 Plan were registered in September 2002 as part of the Company’s Form S-3 Registration Statement:

	FISCAL YEAR
	2003	2002	2001
Outstanding at beginning of year	1,140,000	715,000	490,000
Options granted	340,000	425,000	714,047
Options canceled	—	—	—
Options exercised	430,000	—	489,047

Outstanding at end of year	1,050,000	1,140,000	715,000

Options exercisable at end of year	391,668	608,334	460,000
Weighted-average exercise price per option:
Outstanding at beginning of year	$2.27	$1.24	$1.20
Granted during the year	3.19	4.01	1.31
Canceled during the year	—	—	—
Exercised during the year	3.19	—	1.29
Outstanding at end of year	$3.02	$2.27	$1.24

The following table summarizes information about stock options outstanding issued outside of the 1992 Plan at February 1, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.44 to $2.16	255,000	7.0 years	$1.22	180,000	$1.23
2.17 to 3.24	735,000	8.4 years	3.49	151,668	3.62
5.01 to 6.81	60,000	8.9 years	5.31	60,000	5.31

$0.81 to $ 8.60	1,050,000		$3.02	391,668	$2.78

Agreements with Jewelcor Management, Inc. and Mr. Holtzman

Under a consulting agreement entered into on October 28, 1999 with Jewelcor Management, Inc. (“JMI”), JMI was given the right to receive a non-qualified stock option exercisable for up to 400,000 shares of the Common Stock. These 400,000 options, which were fully vested and exercisable, were issued outside of the 1992 Plan at an exercise price of $1.16 per share equal to the market price of the Common Stock on the date of grant. The shares underlying these options were subsequently registered by the Company on September 11, 2002 as part of its Form S-3 Registration Statement. The fair market value of these options, which was determined by an independent third party using a growth model, was $63,560. On April 18, 2002, the 400,000 options were exercised by JMI at a price of $1.16 per share, or a total cost of $462,500. The cost of these options were paid to the Company by JMI through the forfeiture of 79,467 of these shares at a value of $5.82 per share, the closing price of the Company’s stock on April 18, 2002. The 79,467 shares have been recorded by the Company as treasury stock.

In fiscal 2002, in connection with his initial employment as an executive officer of the Company, Seymour Holtzman was granted an option to purchase up to 300,000 shares of Common Stock at a price of $3.88 per share, the closing price of the Common Stock on the date of grant. These options, which were issued outside of the 1992 Plan, will vest at a rate of 100,000 shares annually. On May 1, 2002, the Board of Directors granted Mr. Holtzman an option, subject to completion of the Casual Male acquisition, to purchase 200,000 shares of Common Stock at an exercise price of $4.58 per share. On October 16, 2002, Mr. Holtzman was granted additional options to purchase 400,000 shares of Common Stock at an exercise price of $3.15 per share. Of the 400,000 options, 330,000 were issued and oustanding outside of the 1992 Plan as of February 1, 2003.

See Note H for a full discussion of the Company’s consulting agreements and arrangements with JMI and Mr. Holtzman.

Stock Option Agreements with Executives

In March 2000, in connection with his initial employment as President and Chief Executive Officer of the Company, David A. Levin was granted 300,000 options to purchase shares of Common Stock at an exercise price of $1.19 per share. Of these 300,000 options, 225,000 were issued outside of the 1992 Plan. On May 26, 2001, the Company granted Mr. Levin an additional 125,000 options at an exercise price of $3.88 per share, 50,000 of which were granted outside of the 1992 Plan. On May 1, 2002, Mr. Levin was granted options to purchase 75,000 shares of Common Stock at an exercise price of $3.15 per share. At February 1, 2003, Mr. Levin has a total of 500,000 options outstanding.

In September 2000, in connection with his initial employment as Senior Vice President and Chief Financial Officer of the Company, Dennis R. Hernreich was granted 60,000 options to purchase shares of Common Stock at an exercise price of $2.06 per share. In November 2000, Mr. Hernreich was granted an additional 25,000 options to purchase shares of Common Stock at an exercise price of $2.38 per share. Of these 25,000 options, 10,000 were issued outside of the 1992 Plan. On May 25, 2001, the Company granted to Mr. Hernreich an additional 100,000 options at an exercise price of $3.88 per share, 25,000 of which were granted outside of the 1992 Plan. On May 1, 2002, Mr. Hernreich was granted options to purchase 75,000 shares of Common Stock at an exercise price of $3.15 per share. At February 1, 2003, Mr. Hernreich has a total of 260,000 options outstanding.

H.    RELATED PARTIES

Jewelcor Management, Inc.

On October 28, 1999, the Company entered into a consulting agreement with JMI to assist in developing and implementing a strategic plan for the Company and for other related consulting services as may be agreed upon between JMI and the Company. Seymour Holtzman, who became the Company’s Chairman of the Board on April 11, 2000, is the beneficial holder of approximately 12% of the outstanding Common Stock (principally held by JMI). He is also the President and Chief Executive Officer, and indirectly, with his wife, the primary shareholder of JMI. As compensation for these services, JMI was given the right to receive a non-qualified stock option to purchase up to 400,000 shares of Common Stock, exercisable at the closing price of the Common Stock on October 28, 1999. JMI was also entitled to certain additional compensation in respect of its services under the consulting agreement, which was paid to JMI in shares of Common Stock in lieu of cash. The total value of the compensation paid to JMI under this agreement was $347,560, which included (i) stock options to purchase 400,000 shares of Common Stock, valued by an independent third party, using a growth model, at $63,560; and (ii) the issuance of 203,489 shares of Common Stock, which had an aggregate market value of $240,000.

On June 26, 2000 and May 25, 2001, the consulting agreement with JMI was extended for additional one year terms. As compensation for JMI’s services, the Company paid JMI annual compensation of $240,000, which was paid to JMI through the issuance of non-forfeitable and fully vested shares of Common Stock. Accordingly, JMI received 182,857 fully-vested and non-forfeitable shares of Common Stock on June 26, 2000 and 61,856 fully-vested and non-forfeitable shares on May 25, 2001.

On April 29, 2002, the Board of Directors approved the extension of the existing consulting agreement with JMI for an additional one-year term commencing April 29, 2002 and ending on April 28, 2003. As payment for services rendered under this agreement, the Company issued to JMI 60,659 non-forfeitable and fully vested shares of Common Stock. The fair value of those shares on April 29, 2002, the date of issuance, was $276,000 or $4.55 per share. The agreement also includes a significant disincentive for non-performance, which would require JMI to pay to the Company a penalty equal to 150% of any unearned consulting services.

Private Placement Debt Issuance

In May 2002, the Company issued $24.5 million of 12% senior subordinated notes through private placements. Approximately $5.8 million of these notes are held by JMI, and another $11.3 million are held by Clark Partners I, L.P Stephen Duff, a director of the Company, is Treasurer of Ninth Floor Corporation, the general partner of Clark Partners I, L.P., and he is also Senior Investment Manager at The Clark Estates, Inc. Together with these notes, the Company also issued detachable warrants to acquire 1,715,000 shares of Common Stock at an exercise price of $0.01 per share and additional warrants to acquire 1,176,471 shares of Common Stock at an exercise price of $8.50 per share. JMI received warrants to purchase 402,500 shares of Common Stock at an exercise price of $0.01 per share and warrants to purchase 147,059 shares of Common Stock at an exercise price of $8.50 per share. Clark Partners I, L.P. received warrants to purchase 787,500 shares of Common Stock at an exercise price of $0.01 per share and warrants to purchase 147,059 shares of Common Stock at an exercise price of $8.50. Both JMI and Clark Partners I, L.P. exercised their $0.01 per share warrants in August 2002.

The Company also issued $11.0 million of 5% senior subordinated notes through a private placement with Kellwood Company. Kellwood Company also has a material product sourcing agreement with the Company by which the Company has agreed to purchase certain minimum amounts of product from Kellwood Company.

Arrangements with Directors

On June 26, 2000, the Company extended a loan to David A. Levin, the President and Chief Executive Officer of the Company, in the amount of $196,875 in order for Mr. Levin to acquire from the Company 150,000 newly issued shares of Common Stock at the closing price of the Common Stock on that day. The Company and Mr. Levin entered into a secured promissory note, whereby Mr. Levin agreed to pay to the Company the principal sum of $196,875 plus interest due and payable on June 26, 2003. The promissory note provided for interest at a rate of 6.53% per annum and was secured by the 150,000 acquired shares of Common Stock.

On May 25, 2001, the Board of Directors decided to hire Mr. Holtzman, who had served as the non-employee Chairman of the Company, as an officer and employee of the Company. In connection with the hiring of Mr. Holtzman, the Board granted Mr. Holtzman an option, outside of the 1992 Plan, to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $3.88 per share, the closing price of the Common Stock on May 25, 2001. The option represents the principal portion of Mr. Holtzman’s compensation as an employee of the Company.

I.    EMPLOYEE BENEFIT PLANS

Noncontributory Pension Plan

In connection with the Casual Male acquisition, the Company assumed the assets and liabilities of the Casual Male Noncontributory Pension Plan, which was known as J. Baker, Inc. Qualified Plan, (the “Pension Plan”). Casual Male Corp. froze all future benefits under this plan on May 1, 1997.

The following table sets forth the Pension Plan’s funded status at February 1, 2003:

(in thousands)
Change in benefit obligation:
Balance at May 14, 2002	$18,302
Benefits and expenses paid	(1,105)
Service and interest costs	836
Actuarial loss (gain)	(88)

Balance at February 1, 2003	$17,945

Change in fair value of plan assets
Balance at May 14, 2002	$20,498
Actual return on plan assets	(1,958)
Employer contributions	—
Benefits and expenses paid	(1,105)

Balance at February 1, 2003	$17,435

Benefit Obligation	$17,945
Fair value of plan assets	17,435

Minimum pension liability	510
Prepaid benefit cost	2,490

Accumulated other comprehensive loss	$3,000

Net pension benefit for the year ended February 1, 2003 includes the following components:

(in thousands)

Service cost earned during the year	$—
Interest cost on projected benefit obligation	(836)
Expected return on plan assets	1,146

Net pension benefit	$310

Assumptions used to develop the Plans’ funded status were a discount rate of 6.55% and an expected long-term return on assets of 8%. Plan assets of the Pension Plan consist primarily of equity securities, U.S. government obligations, mutual funds and insurance contracts.

Supplemental Retirement Plan

In connection with the Casual Male acquisition, the Company also assumed the liability of the Casual Male Supplemental Retirement Plan (the “Supplemental Plan”).

The following table sets forth the Supplemental Plan’s funded status at February 1, 2003:

(in thousands)
Change in benefit obligation:
Balance at May 14, 2002	$411
Benefits and expenses paid	(7)
Service and interest costs	19

Balance at February 1, 2003	$423
Change in fair value of plan asset
Balance at May 14, 2002	$—
Employer contributions	7
Benefits and expenses paid	(7)

Balance at February 1, 2003	—

Projected benefit obligation	$423

Defined Contribution Plan

During fiscal 2003, in addition to the Company’s existing defined contribution 401(k) plan, the Company assumed two additional defined contribution plans as a result of the Casual Male acquisition in May 2002. All three plans were merged into one defined contribution 401(k) plan for all employees on January 1, 2003.

The 401(k) plan covers all eligible employees who have completed six months of service. Under this plan, the Company may provide matching contributions up to a stipulated percentage of employee contributions. The expenses of the plan are fully funded by the Company; and the matching contribution, if any, is established each year by the Board of Directors. For fiscal 2003, the matching contribution by the Company was set at 50% of contributions by eligible employees up to a maximum of 6% of salary.

The Company recognized $385,355, $137,000 and $159,000 of expense under this plan in fiscal 2003, 2002 and 2001, respectively.

J.    RESTRUCTURING CHARGES AND DISCONTINUED OPERATIONS

Restructuring Charges

During Fiscal 2003, as a result of the continued erosion of the Levi Strauss & Co. brands in the marketplace and Levi Strauss & Co.’s inability to provide the Company with a balanced assortment of products for the Company’s Levi’s®/Dockers® outlet stores (the “Levi’s®/Dockers® business”), the Company implemented an aggressive plan to downsize its Levi’s®/Dockers® business, eventually exiting it completely. Under the plan, the Company plans to close between 50 to 55 stores over the next 24 months, thereby reducing the sales base of its Levi’s®/Dockers® outlet business to less than 10% of the Company’s total sales. The Company expects that its remaining 30 Levi’s®/Dockers® outlet stores will either be closed at the end of their respective lease terms, or otherwise be divested in a sales transaction. In spite of continuing sales erosion, the Company expects the remaining Levi’s®/Dockers® outlet stores to generate positive cash flow while the stores remain open.

In January 2002, the Company entered into a license agreement with Candie’s, Inc. (“Candie’s”), a leading designer and marketer of young women’s footwear, apparel and accessories. This license agreement entitled the Company to the exclusive rights to open and operate Candie’s® branded stores in outlet malls and value centers throughout the United States and Puerto Rico so long as the Company opened the requisite number of outlet stores per year, and reached 75 outlet stores in five years. However, based on the operating results of the twelve Candies® outlet stores that the Company had opened through the end of fiscal 2003, the Company decided to exit the Candies® outlet business by transferring to

Candies, Inc. the operations of 7 of the 12 stores for the next 12 to 18 months, after which time, Candie’s, Inc. will either purchase the stores from the Company or close the stores. The Company plans to convert four of the five stores remaining to either its Casual Male or EcKo Unltd.® outlet store concepts during fiscal 2004.

As a result of the Company’s decision to exit its Levi’s®/Dockers® business and its Candies® outlet business, in the second and fourth quarters of fiscal 2003, the Company recorded a total of $41.3 million in restructuring charges, summarized in the table below:

Components of charges (in millions)	Q2 Fiscal 2003	Q4 Fiscal 2003	Combined Restructuring
Gross margin:
Inventory markdowns	$—	$11.1	$11.1
Provision for impairment and store closing:
Impairment of assets	$6.8	$5.1	$11.9
Other accrued liabilities	0.5	2.0	2.5

	$7.3	$7.1	$14.4
Provision for income taxes:		$8.0	$8.0

Total charge included in continued operations	$7.3	$26.2	$33.5

Discontinued operations:
Inventory liquidation	$3.1	$2.2	$5.3
Impairment of assets	0.7	1.8	2.5

Total charge included in discontinued operations	$3.8	$4.0	$7.8

Total restructuring charges	$11.1	$30.2	$41.3

The second quarter charge of approximately $11.1 million related to the Company’s decision to downsize its Levi’s®/Dockers® business and also included costs to integrate the newly acquired Casual Male business with the existing businesses of the Company. Of the $11.1 million, approximately $7.5 million related to the downsizing of the Levi’s®/Dockers® business and the remaining $3.6 million was integration costs associated with the combination of the Casual Male and Designs businesses. In the fourth quarter of fiscal 2003, the Company accelerated its plan to downsize the Levi’s®/Dockers® business and also to transfer its operations of the Candies® Outlet business to Candies, Inc. Accordingly, the Company recorded an additional charge in the fourth quarter of approximately $30.2 million.

Of the total restructuring charges of $41.3 million: i) $7.8 million relates to the 20 Levi’s®/Dockers® stores closed and the exiting of its Candie’s business during fiscal 2003 and therefore, pursuant to SFAS No. 144, are included in loss from discontinued operations; ii) $25.5 million relates to the future closing of the balance of the Levi’s®/Dockers® stores and integration costs associated with combining the Casual Male business with the Company and, pursuant to SFAS No. 144, are included in loss from continuing operations; and iii) $8.0 million relates to the impairment of certain tax assets, which is shown under Provision for income taxes. The impairment of the Company’s tax assets does not affect its ability to utilize the $49.5 million federal net operating loss carryforwards to offset future taxable income, subject to certain annual limitations.

Discontinued Operations

Discontinued operations for 2003 resulted in a loss of $8.1 million compared to net income of $1.6 million in fiscal 2002 and net income of $1.2 million (net of $0.8 million for income taxes) in fiscal 2001. Due to the consolidated loss for the Company in fiscal 2003 and 2002, no tax benefit or provision was realized on discontinued operations for either year. Included in discontinued operations are the results of operations for fiscal 2003, 2002 and 2001 of the 20 Levi’s®/Dockers® outlet stores which were closed in fiscal 2003 and the Candie’s® Outlet store business, which the Company has exited. Below is a summary of the results of operations for these closed stores for the past three fiscal years:

(in millions)	Fiscal 2003	Fiscal 2002	Fiscal 2001
Sales	$22.5	$21.0	$22.4
Gross Profit, net of occupancy costs (1)	(0.4)	5.8	6.6
Selling, general and administrative expenses	4.9	3.8	4.1
Impairment of assets	2.5	—	—
Depreciation and amortization	0.3	0.4	0.5

Operating (loss) income	(8.1)	1.6	2.0
Income tax provision	—	—	0.8

(Loss) income from discontinued operations	$(8.1)	$1.6	$1.2

K.    CASUAL MALE ACQUISITION

On May 14, 2002, pursuant to an asset purchase agreement entered into as of May 2, 2002, the Company completed its acquisition of the Casual Male business from Casual Male Corp. for a purchase price of approximately $170 million, plus the assumption of certain operating liabilities. The Company was selected as the highest and best bidder for the Casual Male assets at a bankruptcy court ordered auction commencing on May 1, 2002 and concluding on May 2, 2002. The U.S. Bankruptcy Court for the Southern District of New York subsequently granted its approval of the acquisition on May 7, 2002.

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

Under the terms of the asset purchase agreement, the Company acquired substantially all of the assets of Casual Male Corp. and certain of its subsidiaries including, but not limited to, the inventory and fixed assets of approximately 475 retail store locations and various intellectual property. In addition, the Company assumed certain operating liabilities including, but not limited to, existing retail store lease arrangements and the existing mortgage for Casual Male’s corporate headquarters located in Canton, Massachusetts.

The allocation of purchase price as disclosed by the Company in the third quarter of fiscal 2003 has been adjusted to reflect the results of certain asset valuations which were completed during the fourth quarter of fiscal 2003. The revised allocation of purchase price as of February 1, 2003 (subject to further adjustments) was as follows:

Debit (credit) (in thousands)
Cash and cash equivalents	$193
Accounts receivable	1,397
Merchandise inventory	70,968
Prepaid expenses	2,129
Property and equipment	52,862
Other assets	3,424
Goodwill	50,698
Casual Male trademark	29,200
Customer lists	1,600
Accounts payable	(23,209)
Accrued expenses and other current liabilities	(6,862)
Accrual for estimated transaction and severance costs	(9,248)
Mortgage note	(12,151)

Total cash paid for assets acquired and liabilities assumed	$161,001

The Casual Male acquisition, along with the payment of certain related fees and expenses, was completed with funds provided by: (i) approximately $30.2 million in additional borrowings from the Company’s amended three-year $120.0 million senior secured credit facility with the Company’s bank, Fleet Retail Finance, Inc., (ii) $15.0 million from a three-year term loan with a subsidiary of Fleet Retail Finance Inc., (iii) proceeds from the private placement of $24.5 million principal amount of 12% senior subordinated notes due 2007 together with detachable warrants to acquire 1,715,000 shares of the Company’s common stock at an exercise price of $.01 per share, and additional detachable warrants to acquire 1,176,471 shares of common stock at an exercise price of $8.50 per share, (iv) proceeds from the private placement of $11.0 million principal amount of 5% senior subordinated notes due 2007, (v) approximately $82.5 million of proceeds from the private placement of approximately 1.4 million shares of common stock and 180,162 shares of newly designated Series B Convertible Preferred Stock, par value $0.01 per share (which shares were automatically converted on August 8, 2002 into 18,016,200 shares of common stock), and (vi) the assumption of a mortgage note in the principal amount of approximately $12.2 million.

Below are the unaudited pro forma results for the fiscal year ended February 1, 2003, assuming that the Casual Male acquisition had occurred on February 3, 2002, and the unaudited pro forma results for the fiscal year ended February 2, 2002, assuming that the acquisition had occurred on February 4, 2001:

	Casual Male		Designs		Total Consolidated
For the year ended:	2/1/03	2/2/02(1)	2/1/03(2)	2/2/02	2/1/03	2/2/02
(Unaudited, in millions)
Sales	$329.2	$332.4	$155.7	$174.1	$484.9	$506.5
Gross margin	140.1	142.3	33.4	41.4	173.5	183.7
Selling, general and administrative expenses	116.0	123.3	34.4	35.9	150.4	159.2
Depreciation and amortization	8.5	7.4	4.4	5.0	12.9	12.4

Operating income (loss)	15.6	11.6	(5.5)	0.5	10.2	12.1

(1)	Adjusted to eliminate the results of operations for closed store locations, which were not purchased by the Company.
(2)	Excludes the impact of restructuring charges totaling $41.3 million related to the downsizing of the Levi’s®/Dockers® business which were recorded by the Company during the second and fourth quarters of fiscal 2003.

Below are the unaudited quarterly pro forma results for only the Casual Male business assuming that the acquisition had occurred on February 3, 2002 and February 4, 2001, respectively: Certain pro forma information has been adjusted from quarterly pro forma information filed by the Company during the second quarter and third quarter to reflect adjustments to the pre-acquisition Casual Male results.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Annual
(Unaudited, in millions)	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Sales	$78.4	$80.3	$81.3	$79.2	$74.7	$74.0	$94.8	$98.9	$329.2	$332.4
Gross margin	33.2	34.6	34.2	31.6	31.8	32.4	40.9	43.7	140.1	142.3
Selling, general and administrative expenses	31.3	30.7	28.8	28.8	28.0	30.0	27.9	33.8	116.0	123.3
Depreciation and amortization	2.3	2.2	1.9	2.2	1.5	1.5	2.8	1.5	8.5	7.4

Operating income (loss)	(0.4)	1.7	3.5	0.6	2.3	0.9	10.2	8.4	15.6	11.6
Interest expense	2.5	3.3	2.4	3.6	2.6	2.6	2.5	2.4	10.0	11.9

Pre-tax income	$(2.9)	$(1.6)	$1.1	$(3.0)	$(0.3)	$(1.7)	$7.7	$6.0	$5.6	$(0.3)

The pro forma results have been prepared based on available information, using assumptions that the Company’s management believes are reasonable. The results do not purport to represent the actual results of operations that would have occurred if the acquisition had occurred on the dates specified. The above results are also not necessarily indicative of the results that may be achieved in the future.

L.    JOINT VENTURE

During the first quarter of fiscal 2003, the Company entered into a joint venture with EcKo Complex, LLC (“EcKo”), a privately held company with worldwide annual sales exceeding $200 million, to open and operate EcKo Unltd.® branded outlet stores throughout the United States. EcKo® is a leading design-driven lifestyle brand targeting young men and women.

Under its joint venture with EcKo, the Company, a 50.5% partner, would own and manage retail outlet stores bearing the name EcKo® Unltd. and featuring EcKo® branded merchandise. EcKo, a 49.5% partner, contributes to the joint venture the use of its trademark and the merchandise requirements, at cost, for the retail outlet stores. The Company contributes all real estate and operating requirements for the retail outlet stores, including but not limited to, the real estate leases, payroll needs and advertising. Each partner shares in the operating profits of the joint venture, after each partner has received reimbursement for cost contributions. Under the terms of the agreement, the Company must maintain a prescribed store opening schedule and open 75 stores over a six-year period in order to maintain the joint venture’s exclusivity. At certain times during the term of the agreement, the Company may exercise a put option to sell its share of the retail joint venture to EcKo, and EcKo has an option to acquire the Company’s share of the retail joint venture at a price based on the performance of the retail outlet stores.

For financial reporting purposes, the joint venture’s assets, liabilities and results of operations are consolidated with those of the Company, and EcKo’s 49.5% ownership interest in the joint venture therefore is included in the Company’s consolidated financial statements as a minority interest. The joint venture operated six EcKo Unltd.® stores which had sales for fiscal 2003 of $4.9 million.

M.    SEGMENT INFORMATION

Since the Casual Male acquisition in May 2002, the Company has operated its business under two reportable store segments: (i) the Casual Male business and (ii) Other Branded Apparel businesses.

The Casual Male business:    This group includes the Company’s 409 Casual Male Big & Tall retail stores, 58 Casual Male Big & Tall outlet stores, and its catalog and e-commerce businesses.

Other Branded Apparel businesses:    This group includes the Company’s Levi’s®/Dockers® outlet stores, EcKo Unltd.® outlet stores and Candie’s® Outlet stores.

As discussed above in Note J, the Company is in the process of exiting its Levi’s®/Dockers® outlet business and has transferred the operations of its Candies® outlet stores to Candies, Inc. Accordingly, the results of operations for these stores are shown as discontinued operations.

The accounting policies of the reportable segments are the same as those described in Note A. The Company evaluates individual store profitability in terms of a store’s “Operating Profit” which is defined by the Company as gross margin less occupancy costs, direct selling costs and an allocation of indirect selling costs.

Below are the results of operations on a segment basis for the fiscal year ending February 1, 2003. No segment reporting was necessary for fiscal 2002 and fiscal 2001 since the Casual Male business was not acquired until Fiscal 2003.

Fiscal 2003

(in thousands)	Casual Male Business	Other Branded Outlet Businesses	Restructuring	Total
Statement of Operations:
Sales	$242,677	$155,671	—	$398,348
Gross margin	102,703	33,352	$(11,093)	124,962
Selling, general and administrative	79,068	34,453		113,521
Deprecation and amortization	6,007	4,429		10,436
Provision for store closings, impairment of assets and severance	—	—	14,434	14,434

Operating profit (loss)	$17,628	$(5,530)	$(25,527)	$(13,429)

Reconciliation to net loss:
Interest expense, net				9,081
Minority interest				207
Provision for income taxes			7,978	7,978

Net loss from continuing operations			$33,505	$(30,695)
Loss from discontinued operations	—	(320)	(7,785)	(8,105)

Net loss			$41,290	$(38,800)

Balance Sheet:
Inventory	$62,307	$40,915		$103,222
Fixed assets	55,985	8,077		64,062
Goodwill and other intangible assets	81,427	—		81,427
Trade accounts payable	25,614	8,288		33,902
Capital Expenditures	$8,113	$6,354		$14,468

N.    SELECTED QUARTERLY DATA (UNAUDITED)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	FULL YEAR
	(In Thousands, Except Per Share Data)
FISCAL YEAR 2003
Net Sales	$32,632	$110,264	$119,675	$135,777	$348,348
Gross Profit	7,338	38,212	41,768	37,644	124,692
(Loss) income from continuing operations	(1,439)	(8,478)	(496)	(20,282)	(30.695)
(Loss) income from discontinued operations	(357)	(4,430)	166	(3,484)	(8,105)
Net (loss) income (1)	(1,796)	(12,908)	(330)	(23,766)	(38,800)
Earnings (loss) per share – basic and diluted	$(0.12)	$(0.80)	$(0.01)	$(0.67)	$(1.54)
FISCAL YEAR 2002
Net Sales	$35,223	$42,307	$48,952	$47,635	$174,117
Gross Profit	8,352	11,300	11,160	10,616	41,428
(Loss) income from continuing operations	(1,430)	51	(31)	(8,067)	(9,477)
(Loss) income from discontinued operations	62	664	569	301	1,596
Net (loss) income (2)	(1,368)	715	538	(7,766)	(7,881)
Earnings (loss) per share – basic and diluted	$(0.09)	$0.05	$0.04	$(0.53)	$(0.54)

(1)

In the second quarter of fiscal 2003, the Company recorded a charge of $11.1 million primarily related to the Company’s decision to downsize its Levi’s®/Dockers® business and integrate the operations of its acquired Casual Male business. In the fourth quarter of fiscal 2003, the Company recorded an additional charge of $30.2 million related to its decision to accelerate the downsizing of its Levi’s®/Dockers® business, with the intention of ultimately exiting this business as well as its Candies® outlet operations. Of the total charge of $30.2 million recorded in the fourth quarter, approximately $11.1 million is related to inventory liquidation and is reflected as a reduction in gross margin for the fourth quarter of fiscal 2003.

(2)	In the fourth quarter of fiscal 2002, the Company recorded a write-down of its deferred tax assets of $8.0 million attributable to the potential that certain federal net operating loss carryforwards may not be realizable.

Historically, the Company has experienced seasonal fluctuations in net sales, gross profit and net income, with increases occurring during the Company’s third and fourth quarters as a result of Fall and Holiday seasons. The Company’s largest sales months are December (holiday season) and June (Father’s Day). Quarterly sales comparisons are not necessarily indicative of actual trends, since such amounts also reflect the addition of new stores, closing of stores and the remodeling of stores during these periods.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III.

Item 10.    Directors and Executive Officers of the Registrant

Certain information concerning the directors of the Company is set forth below:

NAME (1)	AGE	POSITION	DIRECTOR SINCE
Seymour Holtzman	67	Chairman of the Board and Director	2000
David A. Levin	51	President, Chief Executive Officer and Director	2000
Jesse Choper	67	Director (2),(3)	1999
Stephen M. Duff	39	Director (2)	2002
Jeremiah P. Murphy, Jr.	51	Director (2)	1999
Joseph Pennacchio	56	Director (2),(3)	1999
George T. Porter, Jr.	56	Director (3)	1999

(1)	Alan Cohen, a director of the Company since May 2, 2000, resigned his position effective January 10, 2003.
(2)	Current member of the Audit Committee.
(3)	Current member of the Compensation Committee. Mr. Porter became a member of the Compensation Committee on March 3, 2003.

Seymour Holtzman has been a director of the Company since April 7, 2000 and Chairman of the Board since April 11, 2000. On May 25, 2001, the Board of Directors of the Company hired Mr. Holtzman as an officer and an employee of the Company. Mr. Holtzman has been involved in the retail business for over 30 years. For many years, he has been the President and Chief Executive Officer of Jewelcor, Inc., a former New York Stock Exchange listed company that operated a chain of retail stores. From 1986 to 1988, Mr. Holtzman was Chairman of the Board and Chief Executive Officer of Gruen Marketing Corporation, an American Stock Exchange listed company involved in the nationwide distribution of watches. During the last five years, Mr. Holtzman has served as Chairman and Chief Executive Officer of each of Jewelcor Management, Inc., a company primarily involved in investment and management services; C.D. Peacock, Inc., a Chicago, Illinois retail jewelry establishment; and S.A. Peck & Company, a retail and mail order jewelry company based in Chicago, Illinois. Mr. Holtzman is currently Chairman of the Board of MM Companies, Inc. (OTCBB: “MMCO”) and a member of the board of Liquid Audio, Inc. (NASDAQ: “LQID”). Mr. Holtzman is a well-known shareholder activist who specializes in the banking industry and the retail industry.

David A. Levin has been President and Chief Executive Officer of the Company since April 10, 2000 and a director of the Company since April 11, 2000. From 1999 to 2000, he served as the Executive Vice President of eOutlet.com. Mr. Levin was President of Camp Coleman, a division of The Coleman Company, from 1998 to 1999. Prior to that, Mr. Levin was President of Parade of Shoes, a division of J. Baker, Inc., from 1995 to 1997. Mr. Levin was also President of Prestige Fragrance & Cosmetics, a division of Revlon, Inc., from 1991 to 1995. Mr. Levin has worked in the retail industry for almost 30 years.

Jesse Choper has been a director of the Company since October 8, 1999. Mr. Choper is the Earl Warren Professor of Public Law at the University of California at Berkeley School of Law, where he has taught since 1965. From 1960 to 1961, Professor Choper was a law clerk for Supreme Court Chief Justice Earl Warren. Mr. Choper is also on the Board of Directors of MM Companies, Inc and Liquid Audio, Inc.

Stephen M. Duff has been a director of the Company since May 14, 2002. Mr. Duff has been the Chief Investment Officer at The Clark Estates, Inc. since December 2002. Prior to that, he was a Senior Investment Manager from 1995 until December 2002. From 1990 to 1995, Mr. Duff was an analyst and Portfolio Manager at the Portfolio Group, an asset management subsidiary of The Chemical Banking Corporation. Mr. Duff is also on the Board of Directors of Easylink Services Corporation and The Clara Welch Thanksgiving Home, a not-for-profit elderly care facility in Cooperstown, New York.

Jeremiah P. Murphy, Jr. has been a director of the Company since October 8, 1999. Since 1992, Mr. Murphy has been the President of the Harvard Cooperative Society (“the COOP”), a member based retailer for the Harvard and MIT communities. From 1987 to 1992, Mr. Murphy held various officer positions with specialty retailer Neiman Marcus.

Joseph Pennacchio has been a director of the Company since October 8, 1999. Mr. Pennacchio has been Chief Executive Officer of Aurafin LLC, a privately held jewelry manufacturer and wholesaler, since 1997. From May 1994 to May 1996, Mr. Pennacchio was President of Jan Bell Marketing, a $250 million jewelry retailer, which is listed on the American Stock Exchange. Mr. Pennacchio was also President of Jordan Marsh Department Stores from 1992 to 1994.

George T. Porter, Jr. has been a director of the Company since October 28, 1999. Mr. Porter was President of Levi’s USA for Levi Strauss & Co. from 1994 to 1997. Beginning in 1974, Mr. Porter held various positions at Levi Strauss & Co., including President of Levi’s Men’s Jeans Division. Mr. Porter was also Corporate Vice President and General Manager of Nike USA from 1997 to 1998.

All directors hold office until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified or until their earlier death, resignation or removal.

Executive Officers

Dennis R. Hernreich, 46, has been the Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Company since September 2002. Prior to that, Mr. Hernreich served as the Senior Vice President, Chief Financial Officer and Treasurer upon joining the Company on September 5, 2000. Prior to joining the Company, from 1996 through 1999, Mr. Hernreich held the position of Senior Vice President and Chief Financial Officer of Loehmann’s Inc., a national retailer of women’s apparel. From 1999 to August 2000, Mr. Hernreich was Senior Vice President and Chief Financial Officer of Pennsylvania Fashions, Inc., a 275-store retail outlet chain operating under the name Rue 21.

There are no family relationships between any of the Company’s directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Reporting Persons are required to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during fiscal 2003 and Forms 5 and amendments thereto furnished to the Company with respect to fiscal 2003, the Company believes that the current Reporting Persons complied with all applicable Section 16(a) reporting requirements and all required reports were filed in a timely manner.

Code of Ethics

The Company has adopted a Code of Ethics which applies to the Company’s Directors, Chief Executive Officer, Chief Financial Officer as well as the Company’s other senior financial officers. The full text of the Code of Ethics can be found under Corporate Governance on the Investor Relations page of the Company’s corporate web site, which is at www.cmrginc.com.

Item 11.    Executive Compensation

Summary Compensation Table.    The following Summary Compensation Table sets forth certain information regarding compensation paid or accrued by the Company with respect to the Chairman of the Board, Chief Executive Officer, the Chief Financial Officer and the President of the Casual Male division. The table also includes a former executive officer of the Company, Ronald N. Batts, who resigned as President of Levi’s®, Dockers®, Candies® and EcKo® divisions October 25, 2002 (collectively, the “Named Executive Officers”), for fiscal 2003 and for the fiscal years ended February 2, 2002 (“fiscal 2002”) and February 3, 2001 (“fiscal 2001”).

Summary Compensation Table

Name and Principal Position ( at February 1, 2003)	Fiscal Year	Annual Compensation				Long-Term Compensation Awards Options	All Other Compensation
		Salary		Bonus
Seymour Holtzman Chairman of the Board (1)	2003 2002	$ $	23,539 18,616	$ $	-0- -0-	600,000 300,000	$ $	34 —	(2) (3)
David A. Levin President and Chief Executive Officer	2003 2002 2001	$ $ $	468,596 382,374 311,758	$ $ $	270,000 -0- -0-	75,000 125,000 300,000	$ $ $	16,031 14,485 449	(2) (3) (4)
Dennis R. Hernreich Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer	2003 2002 2001	$ $ $	323,885 232,398 121,610	$ $ $	230,000 15,000 6,250	75,000 100,000 85,000	$ $ $	8,020 6,828 85,307	(2) (3) (4)
Stephen Gatsik (5) President of the Casual Male division	2003		$186,154		$70,000	50,000		$6,370	(2)
Ronald N. Batts (6) Former President of Levi’s®, Dockers®, Candies® and EcKo Unltd.® divisions	2003 2002	$ $	251,172 86,432	$ $	-0- 6,000	10,000 50,000	$ $	81,509 10,403	(2) (3)

(1)	Mr. Holtzman was hired by the Company as an executive officer and employee of the Company on May 25, 2001. As compensation for his services, in fiscal 2002, the Company granted to Mr. Holtzman an option to purchase up to 300,000 shares of the Company’s common stock. In fiscal 2003, Mr. Holtzman was granted additional options to purchase up to 600,000 shares of the Company’s common stock. See “Employment Agreements” for more discussion.
(2)	Other Compensation with respect to fiscal 2003 represents:

(i) payments by the Company of insurance premiums for term life insurance for the benefit of the executive officers (Mr. Holtzman $34, Mr. Levin $3,245, Mr. Hernreich $466, Mr. Gatsik $870 and Mr. Batts $426); (ii) matching contributions made by the Company for the benefit of each of the following executive officers to the Company’s retirement plan (the “401(k) Plan”) established pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) (Mr. Levin $4,426, Mr. Hernreich $5,131 and Mr. Gatsik $5,500); (iii) car allowances (Mr. Levin $8,360 and Mr. Hernreich $2,423); (iv) reimbursement for relocation costs (Mr. Batts $36,769); and (v) severance payments (Mr. Batts $44,314).

(3)	Other Compensation with respect to fiscal 2002 represents:

(i) payments by the Company of insurance premiums for term life insurance for the benefit of the executive officers (Mr. Levin $3,131, Mr. Hernreich $411 and Mr. Batts $124); (ii) matching contributions made by the Company for the benefit of each of the following executive officers to the 401(k) Plan (Mr. Levin $4,482 and Mr. Hernreich

$469); (iii) car allowances (Mr. Levin $6,872 and Mr. Hernreich $2,771); and (iv) reimbursement for relocation costs (Mr. Hernreich $3,177 and Mr. Batts $10,279).

(4)	Other Compensation with respect to fiscal 2001 represents:

(i) payments by the Company of insurance premiums for term life insurance for the benefit of the executive officers (Mr. Levin $449 and Mr. Hernreich $307); and (iv) reimbursement for relocation costs (Mr. Hernreich $85,000).

(5)	Mr. Gatsik joined the Company on May 15, 2002 as a result of the Company’s Casual Male acquisition and served as an employee of the Company until May 2, 2003, when his employment with the Company terminated. Compensation paid by Casual Male Corp. to Mr. Gatsik prior to May 15, 2002 is not included in this schedule. In May 2003, Mr. Gatsik received a $70,000 bonus for fiscal 2003.
(6)	Mr. Batts joined the Company on October 22, 2001 and most recently served as President of Levi’s®, Dockers® Candies® and EcKo Unltd.® divisions until October 25, 2002.

Option Grants Table.    The following Option Grants Table sets forth certain information as of February 1, 2003 regarding stock options granted during fiscal 2003 by the Company to the Named Executive Officers.

Option Grants In Fiscal 2003

	Individual Grants					Potential Realizable Value of Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
	Number of Shares of Common Stock Underlying Options Granted(1)		Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date
						5%	10%
Seymour Holtzman	200,000		15.1%	$4.58	5/1/12	$576,067	$1,459,868
	400,000		30.1%	$3.15	10/16/12	792,407	2,008,116

	600,000		45.2%			$1,368,475	$3,467,984
David A. Levin	75,000		5.7%	$4.58	5/1/12	$216,025	$547,451
Dennis R. Hernreich	75,000		5.7%	$4.58	5/1/12	$216,025	$547,451
Stephen Gatsik	50,000	(3)	3.8%	$4.60	8/22/12	$144,646	$366,561
Ronald N. Batts	10,000	(4)	0.8%	$4.60	8/22/12	$28,929	$73,312

(1)	All options granted in the table become exercisable over a three year period, with one-third vesting on each anniversary from the date of grant.
(2)	The amounts shown on these columns represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation as mandated by the Securities and Exchange Commission (based on the market value on the date of the grant) of 5% and 10%, compounded annually from the date the options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date on which the options are exercised.
(3)	Mr. Gatsik’s employment with the Company terminated on May 2, 2003. Accordingly, the 50,000 options, which were unexercisable, were canceled.
(4)	Mr. Batts terminated his employment with the Company on October 25, 2002. Accordingly, the 10,000 options, which were unexercisable, were canceled.

Aggregated Option Exercises and Fiscal Year-End Option Value Table.    The following table sets forth information for the Named Executive Officers with respect to the exercise of stock options during the fiscal year ended February 1, 2003 and the year-end value of unexercised options.

Aggregated Option Exercises in Fiscal 2003 and Fiscal Year-End Option Values

			Number of Securities Underlying Unexercised Options at Year-End # of Shares		Value of Unexercised In-The-Money Options at Year End Value of Shares (1)
Name	Shares Acquired. on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Seymour Holtzman(2)	-0-	-0-	130,000	800,000	$61,200	$56,000
David A. Levin	-0-	-0-	241,667	258,333	$420,500	$210,250
Dennis R. Hernreich	-0-	-0-	90,000	170,000	$64,350	$32,175
Stephen Gatsik (3)	-0-	-0-	-0-	50,000	$-0-	$-0-
Ronald Batts (4)	16,667	$25,000	-0-	-0-	$-0-	$-0-

(1)	The value of unexercised in-the-money options at fiscal year end is the difference between the closing price of the Company’s Common Stock on January 31, 2003, of $3.29 per share, and the exercise price of the respective options.
(2)	Not including options held in the name of Jewelcor Management, Inc.
(3)	Mr. Gatsik’s employment with the Company terminated on May 2, 2003. Accordingly, his options which were unexercisable were canceled on that date.
(4)	Mr. Batts’ employment with the Company terminated on October 25, 2002. Accordingly, all unexercised options were canceled on that date and exercisable options expired 30 days from October 25, 2002.

Pension Plan

As part of the Casual Male acquisition, the Company assumed Casual Male Corp.’s obligations under its Pension Plan (see Note I to the Notes to Consolidated Financial Statements) and its Supplemental Plan. The following table shows the aggregate annual benefits payable under both the Pension Plan and Supplemental Plan to persons in specified compensation and years of service classifications, based on a straight line annuity form of retirement income:

	Representative Years of Service
Average of Highest Five Years of Compensation	10yrs	20yrs	30yrs(maximum)
$50,000	$4,977	$9,953	$14,930
100,000	11,977	23,953	35,930
150,000	18,977	37,953	56,930
200,000	25,977	51,953	77,930
250,000*	32,977	65,953	98,930
267,326*	35,402	70,805	106,207
300,000*	39,977	79,953	119,930

(*)	The maximum compensation that may be used as of December 31, 1998 to calculate benefits under the Retirement and Supplemental Plans is $267,326.

In December 1993, Casual Male Corp. established the Supplemental Plan to provide benefits attributable to compensation in excess of the qualified plan limit, which was $160,000 but less than $267,326. The benefits provided by the Pension Plan and the Supplemental Plan are equal to (i) the sum of 0.75% of the executive’s highest consecutive five year average annual compensation plus 0.65% of the excess of the executive’s highest consecutive five year average annual compensation over the average of the Social Security taxable wage bases, multiplied by (ii) the executive’s years of “benefit service” with the Company (not to exceed 30 years). Effective February 1, 1995, compensation for such purposes was defined as all compensation reported on Form W-2 (excluding such items as bonus and stock options) up to a maximum of $267,326 for the calendar year ended December 31, 1998. Annual benefits are payable under the Pension

Plan for retirees at age 65, prior to the offset, if any, for benefits accrued under the retirement plan of Casual Male Corp. and for Social Security benefits.

On May 3, 1997, Casual Male Corp.’s Board of Directors voted to amend the Pension Plan to cease all benefits accruals under the Pension Plan as of that date. Effective December 31, 1998, the Casual Male Corp.’s Board of Directors voted to cease all benefit accruals under its Supplemental Plan.

As of February 1, 2003, none of the Named Executive Officers of the Company was a participant in either the Pension Plan or Supplemental Plan and therefore such officers are not entitled to any benefits from these Plans.

401(k) Plan

The Company has a 401(k) plan for which all eligible employees of the Company may participate. In May 2002, as part of the Company’s Casual Male acquisition, the Company assumed the assets and liabilities of Casual Male Corp.’s two 401(k) plans. On January 1, 2003, all three 401(k) plans were merged into one 401(k) defined contribution plan. The 401(k) Plan permits each participant to defer up to 15 percent of such participant’s annual salary up to a maximum annual amount ($11,000 in calendar year 2003, $11,000 in calendar year 2002 and $10,000 in calendar year 2001). The Board of Directors of the Company may determine, from fiscal year to fiscal year, whether and to what extent the Company will contribute to the 401(k) Plan by matching contributions made to such plan by eligible employees. During fiscal 2003, the matching contribution by the Company continued to be 50% of contributions by eligible employees up to a maximum of six percent of salary.

Key Man Insurance

In fiscal 2001, the Company obtained a key man life insurance policy in the amount of $2,000,000 on the life of Mr. Levin. In fiscal 2002, the Company obtained a key man life insurance policy in the amount of $2,000,000 on the life of Mr. Hernreich.

Employment Agreements

The Company entered into an employment agreement, effective as of March 31, 2000, as amended, with David A. Levin for a two-year term ending April 10, 2002. Mr. Levin’s Employment Agreement was amended on April 10, 2001 to extend the term of the Agreement to April 2004. Mr. Levin’s Employment Agreement was further amended on January 30, 2003 (the “Second Amendment”) to redefine the initial term of employment as beginning on April 10, 2000 for a three-year term ending on April 10, 2003. This agreement automatically renews each year on its anniversary for additional one year periods, unless ninety day prior notice by either party is given otherwise. Accordingly, on April 10, 2003, Mr. Levin’s employment with the Company was extended for an additional one year period thereby extending the agreement to April 10, 2006.

As of August 14, 2000, the Company entered into an employment agreement with Dennis R. Hernreich for a one-year term ending September 1, 2001. Mr. Hernreich’s Employment Agreement was amended on April 25, 2001 to extend the term of the Agreement to September 4, 2002. On January 30, 2003, the agreement was amended (the “Second Amendment”) to redefine the initial term of employment as beginning on September 4, 2000 for a three-year term ending on September 4, 2003. This agreement automatically renews each year on its anniversary for additional one year periods, unless ninety day prior notice by either party is given otherwise. Accordingly as of September 4, 2002, the most recent anniversary date, Mr. Hernreich’s employment agreement with the Company was extended to September 4, 2005.

These employment agreements with Messrs. Levin and Hernreich (collectively, the “Employment Agreements”) require each executive officer to devote substantially all of the executive officer’s time and attention to the business of the Company as necessary to fulfill his respective duties. The Employment Agreements, as amended, provide that Messrs. Levin and Hernreich would be paid base salaries at annual rates of $500,000 and $375,000 respectively. The Employment Agreements provide that the annual rate of base salary for the renewal term may be increased by the Compensation Committee of the Board of Directors in its sole discretion. The Employment Agreements also provide for the payment of bonuses in such amounts as may be determined by the Compensation Committee. While Messrs. Levin

and Hernreich are employed by the Company, the Company will provide each executive an automobile allowance in the amount of $600 per month. Each executive is entitled to vacation and to participate in and receive any other benefits customarily provided by the Company to its senior executives (including any bonus, retirement, short and long-term disability insurance, major medical insurance and group life insurance plans in accordance with the terms of such plans), including stock option plans, all as determined from time to time by the Compensation Committee.

The Employment Agreement for Mr. Hernreich also provided for reimbursement of expenses associated with his relocation to the Boston area. In accordance with his agreement, Mr. Hernreich was entitled to receive a total amount of $85,000 for relocation costs, which Mr. Hernreich received, less applicable taxes, in fiscal 2001. In addition, Mr. Hernreich was entitled to receive reimbursement for reasonable expenses associated with his temporary living arrangements.

Mr. Levin is entitled to receive an annual bonus of up to 50% and Mr. Hernreich is entitled to receive an annual bonus of up to 45% of their respective annual base salaries depending on the performance of the Company. The Compensation Committee of the Board of Directors shall determine, in its sole discretion, the amount of bonus to be paid to the executive officers. Mr. Levin is entitled to receive an additional annual bonus of 10% if the Company meets its annual projections for its fiscal budget plan, as approved by the Board of Directors. In fiscal 2003, Messrs. Levin and Hernreich were paid bonuses of $270,000 and $230,000, respectively.

The Employment Agreements provide that in the event the executive officer’s employment is terminated by the Company at any time for any reason other than “justifiable cause” (as defined in the Employment Agreements), disability or death, the Company is required to pay the executive officer the greater of (1) the base salary for the remaining term of the related Employment Agreement or (2) an amount equal to one half of the executive officer’s annual salary. If the remaining term of the related Employment Agreement on the date of termination is more than six months, the executive officer must make a good faith effort to find new employment and mitigate damages, costs and expenses to the Company. Mr. Levin’s Employment Agreement also provides that if he is terminated without justifiable cause within one year after a Change of Control of the Company (as defined below) has occurred, the executive officer shall receive a lump sum payment in the amount of (1) the base salary for the remaining term of the related Employment Agreement or (2) an amount equal to the current base salary for one year.

The Employment Agreements contain confidentiality provisions pursuant to which each executive officer agrees not to disclose confidential information regarding the Company. The Employment Agreements also contain covenants pursuant to which each executive officer agrees, during the term of his employment and for a one-year period following the termination of his employment, not to have any connection with any business which competes with the business of the Company.

For purposes of the Employment Agreements, a “Change in Control of the Company” shall mean (i) any sale of all or substantially all of the assets of the Company to any person or group of related persons within the meaning of Section 13(d) of the Exchange Act (“Group”), (ii) any acquisition by any person or Group of shares of capital stock of the Company representing more than 50% of the aggregate voting power of the outstanding capital stock of the Company entitled under ordinary circumstances to elect the directors of the Company (“Voting Stock”) or (iii) any replacement of a majority of the Board of Directors of the Company over the twelve-month period following the acquisition of shares of the capital stock of the Company representing more than 10% of the Voting Stock by any person or Group which does not currently own more than 10% of such Voting Stock (unless such replacement shall have been approved by the vote of the majority of the directors then in office who either were members of the Board of Directors at the beginning of such twelve-month period or whose elections as directors were previously so approved).

As of August 19, 2002, the Company had entered into an employment agreement with Stephen Gatsik for a one-year term ending on August 19, 2003. Pursuant to that agreement, Mr. Gatsik was entitled to receive an annual salary of $350,000 and a minimum bonus of $70,000. This employment agreement was in effect through May 2, 2003, the date Mr. Gatsik’s employment with the Company was terminated. Pursuant to his employment agreement, Mr. Gatsik will receive severance payments, over a six-month period, in an aggregate amount equal to the aggregate amount of the payments he would have been entitled to receive as salary for such period.

Mr. Holtzman, who had served as the Company’s non-employee Chairman of the Board, was hired by the Company in May 2001 as an executive officer of the Company. In connection with his hiring, the Board awarded Mr. Holtzman an option to purchase an aggregate of 300,000 shares of the Company’s Common Stock at an exercise price of $3.88 per share, equal to the closing price of the Common Stock on the date of his hiring. On May 1, 2002, Mr. Holtzman was granted options to acquire 200,000 shares of Common Stock at an exercise price of $4.58 per share and on October 16, 2002, Mr. Holtzman was granted options to purchase an additional 400,000 shares of the Company’s Common Stock at an exercise price of $3.15 per share, which exercise prices were equal to the respective closing price of the Common Stock on those dates. These options represent the principal portion of Mr. Holtzman’s compensation as an employee of the Company. Mr. Holtzman received $23,539 in cash compensation as an employee during fiscal 2003. Mr. Holtzman is otherwise subject to an employment arrangement on terms substantially similar to those of the Employment Agreements described above.

Separation Agreement

On October 25, 2002, the Company and Ronald N. Batts, who at the time was the Company’s President of Levi’s®, Dockers®, Candies® and Ecko Unltd.® divisions, entered into a Separation Agreement whereby the Company agreed to pay Mr. Batts his monthly salary per his employment agreement, or approximately $10,578 per month, for a period of eight months and an additional $2,083 per month for the eight months as partial payment of his guaranteed bonus that he was entitled to under his employment agreement.

Director Compensation

During fiscal 2003, non-employee directors of the Company were paid $3,000 plus expenses for each meeting of the Board of Directors in which they participated. During fiscal 2003, non-employee directors of the Company were paid, in addition to reimbursement of expenses, for meetings of committees of the Board in which they participated as follows: $3,000 for each Compensation Committee meeting and $1,500 for each Audit Committee meeting. Non-employee directors received $500 for certain telephonic board or committee meetings. During fiscal 2003, non-employee directors of the Company were also eligible to participate in the Company’s 1992 Stock Incentive Plan, as amended (the “1992 Plan”). On January 20, 2000, the Board of Directors amended the plan to provide for the grant to each non-employee director of the Company a stock option to purchase 15,000 shares of Common Stock upon such director’s election and a stock option to purchase 15,000 shares of Common Stock upon such director’s re-election. On June 26, 2001, the plan was further amended by the Board of Directors to provide that each of such stock options would become exercisable in three equal annual installments commencing with the date of grant. All options are granted with a term of ten years.

The 1992 Plan also provides that non-employee directors of the Company may elect to receive all or a portion of their directors’ fees, on a current or deferred basis, in shares of Common Stock that are free of any restrictions under the 1992 Plan. A director wishing to receive Common Stock in lieu of cash would enter into an irrevocable agreement with the Company in advance of the beginning of a calendar year. During fiscal 2003, all non-employee directors elected to receive their directors’ fees in Common Stock.

Compensation Committee Interlocks and Insider Participation

For fiscal 2003, the members of the Compensation Committee were Mr. Joseph Pennacchio and Mr. Jesse Choper. Persons serving on the Compensation Committee had no relationships with the Company in fiscal 2002 other than their relationship to the Company as directors entitled to the receipt of standard compensation as directors and members of certain committees of the Board and their relationship to the Company as beneficial owners of shares of Common Stock and options exercisable for shares of Common Stock. No person serving on the Compensation Committee or on the Board of Directors is an executive officer of another entity for which an executive officer of the Company serves on such entity’s board of directors or compensation committee.

COMPENSATION COMMITTEE REPORT

Decisions concerning the compensation of the Company’s executive officers generally are made by the two-member Compensation Committee of the Board of Directors. Each member of the Compensation Committee is a non-employee director of the Company. This Compensation Committee Report summarizes the Company’s executive officer compensation practices and policies for fiscal year 2003. For fiscal 2003, the Compensation Committee consisted of two members, Joseph Pennacchio and Jesse Choper.

Compensation Policies

The Company’s compensation policies are designed to link executive officer compensation to the annual and long-term performance of the Company and to provide industry-competitive compensation for such officers. The Company’s executive officer compensation consists of two key components: (1) an annual component, consisting of annual base salary and annual incentive bonus, if any, and (2) a long-term component consisting of the grant of stock options.

The policies with respect to each of these elements, as well as the bases for determining the compensation of the Company’s executives, are described below.

(1) Annual Component: Base Salary and Annual Incentive Bonus

The Compensation Committee reviews all base salaries for executive officers and establishes them by reviewing the performance of each executive officer, evaluating the responsibilities of each executive officer’s position and comparing the executive officers’ salaries with salaries of executive officers of other companies in the specialty retail apparel industry (the “Industry”). The Compensation Committee defines the Industry as public companies in the specialty retail apparel business with similar sales and market capitalization. Annual base salary adjustments are influenced by the Company’s performance in the previous fiscal year and the individual’s contribution to that performance, the individual’s performance, promotions of the individual that may have occurred during the fiscal year, and any increases in the individual’s level of responsibility (which is measured by various factors including, but not limited to, the number of departments and employees for which the executive officer is responsible).

During fiscal 2003, as a result of the Casual Male acquisition and its impact on the size of the Company, the Compensation Committee amended both Messrs. Levin’s and Hernreich’s employment agreements by which Mr. Levin’s annual compensation was increased to $500,000 and Mr. Hernreich’s annual compensation was increased to $375,000. The Company entered into an employment agreement with Mr. Gatsik during fiscal 2003 which provided Mr. Gatsik with an annual base salary of $350,000. All employment agreements contain an opportunity for an annual incentive bonus, which is based on the Company’s financial performance.

(2) Long-Term Component: Stock Options

To align executive officers’ interests more closely with the interests of the stockholders of the Company, the Company’s long-term compensation program emphasizes the grant of stock options exercisable for shares of Common Stock. The amount of such awards is determined one or more times in each fiscal year by the Compensation Committee. Stock options normally are granted to executive officers in amounts based largely upon the size of stock-based awards of other companies in the Industry for comparable positions as well as the availability of shares of Common Stock under the 1992 Stock Incentive Plan. The Compensation Committee may take into account other factors in determining the size of stock option grants, including, but not limited to, the need to attract and retain individuals the Compensation Committee perceives to be valuable to the Company.

During fiscal 2003, in connection with the Casual Male acquisition, Messrs. Holtzman, Levin and Hernreich received options to purchase shares of the Company’s Common Stock of 200,000 options, 75,000 options and 75,000 options, respectively. In addition, in November 2002, Mr. Holtzman received additional options to purchase up to 400,000 shares of the Company’s Common Stock, principally as compensation for fiscal 2003.

In addition to the foregoing, executive officers receive benefits under certain group health, long-term disability and life insurance plans, which are generally available to the Company’s eligible employees. After one year of service with the

Company, the executive officers are eligible to participate in the 401(k) Plan. Benefits under these plans are not tied to corporate performance.

The Securities and Exchange Commission requires that this Compensation Committee Report comment upon the Compensation Committee’s policy with respect to Section 162(m) of the Internal Revenue Code, which limits the Company’s tax deduction with regard to compensation in excess of $1 million paid to the chief executive officer and the four most highly compensated executive officers (other than the chief executive officer) at the end of any fiscal year unless the compensation qualifies as “performance-based compensation.” The Compensation Committee’s policy with respect to Section 162(m) is to make every reasonable effort to cause compensation to be deductible by the Company while simultaneously providing executive officers of the Company with appropriate rewards for their performance.

THE COMPENSATION COMMITTEE

Joseph Pennacchio

Jesse Choper

PERFORMANCE GRAPH

        The following Performance Graph compares the Company’s cumulative stockholder return with that of a broad market index (Standard & Poor’s Industrials Index) and one published industry index (Standard & Poor’s 500—Composite Retail Index) for each of the most recent five years ended January 31. The cumulative stockholder return for shares of the Company’s Common Stock (“CMRG”) and each of the indices is calculated assuming that $100 was invested on January 31, 1998. The Company paid no cash dividends during the periods shown. The performance of the indices is shown on a total return (dividends reinvested) basis. The graph lines merely connect January 31 of each year and do not reflect fluctuations between those dates. In addition there is a chart of the annual percentage return of the Company’s Common Stock, the S & P Industrial and Composite Retail 500.

Annual Return Percentage

	Years Ending
Company/Index	Jan 99	Jan 00	Jan 01	Jan 02	Jan 03
CMRG	28.57	(46.67)	50.00	77.78	(17.75)
S&P INDUSTRIALS	32.14	16.12	(8.48)	(18.56)	(25.23)
COMPOSITE RETAIL—500	62.73	(1.65)	3.46	4.13	(72.84)

Indexed Returns

	Base Period
Company/Index	Jan 98	Jan 99	Jan 00	Jan 01	Jan 02	Jan 03
CMRG	100	128.57	68.57	102.86	182.86	150.40
S&P INDUSTRIALS	100	132.14	153.44	140.43	114.37	85.51
COMPOSITE RETAIL—500	100	162.73	160.05	165.59	172.43	46.83

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

        The following table sets forth certain information with respect to persons known to the Company to be the beneficial owners of more than five percent of the issued and outstanding shares of Common Stock as of April 25, 2003. The Company is informed that, except as indicated, each person has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)
Jewelcor Management, Inc. 100 N. Wilkes Barre Blvd. Wilkes Barre, Pennsylvania 18702	3,960,384	(2)	11.03%
Baron Capital Group, Inc. 767 Fifth Avenue New York, New York 10153	3,784,353	(3)	10.59%
Glenn J. Krevlin 650 Madison Avenue New York, New York 10022	2,808,100	(4)	7.86%
Wellington Management Group, LLP 75 State Street Boston, Massachusetts 02109	2,655,000	(5)	7.43%
The Clark Estates, Inc. One Rockefeller Plaza, 31st Floor New York, New York 10020	2,346,359	(6)	6.54%
Husic Capital Management 555 California Street, Suite 2900 San Francisco, California 94104	2,243,400	(7)	6.28%
Oppenheimer Funds, Inc. 498 Seventh Avenue New York, New York 10018	1,810,000	(8)	5.06%

(1)	As of April 25, 2003, 35,744,921 shares of Common Stock were issued and outstanding.

(2)	The Company has received a Statement of Changes in Beneficial Ownership on Form 4 dated February 21, 2003, stating that Jewelcor Management Inc. (“JMI”) was the beneficial owner of the number of shares of Common Stock set forth opposite its name in the table. Includes warrants to purchase 147,059 shares of Common Stock exercisable within 60 days. Excludes 309,432 shares, including options to acquire 296,667 shares, owned individually by Seymour Holtzman and 30,000 shares owned by Mr. Holtzman’s grandchildren. Mr. Holtzman is the Chairman, President and Chief Executive Officer and, indirectly with his wife, the primary shareholder of JMI.
(3)	The Company has received a Schedule 13G dated February 25, 2003, stating that Baron Capital Group, Inc. was the beneficial owner of the number of shares of Common Stock set forth opposite its name in the table.
(4)	The Company has received a Schedule 13G/A dated October 28, 2002 stating that Glenn J. Krevlin was the beneficial owner of the number of shares of Common Stock set forth opposite its name in the table.
(5)	The Company has received a Schedule 13G dated February 12, 2003, stating that Wellington Management Group, LLP was the beneficial owner of the number of shares of Common Stock set forth opposite its name in the table.
(6)	The Company has received a Schedule 13D dated December 9, 2002, stating that The Clark Estates, Inc. was the beneficial owner of the number of shares of Common Stock set forth opposite its name in the table. Includes warrants to purchase 147.059 shares of Common Stock exercisable within 60 days.
(7)	The Company has received a Schedule 13G/A dated January 15, 2003, stating that Husic Capital Management was the beneficial owner of the number of shares of Common Stock set forth opposite its name in the table.
(8)	The Company has received a Schedule 13G dated February 12, 2003 stating that Oppenheimer Funds, Inc. was the beneficial owner of the number of shares of Common Stock set forth opposite its name in the table.

Security Ownership of Management

        The following table sets forth certain information as of April 25, 2003, with respect to the directors of the Company, the Named Executive Officers and the directors and executive officers of the Company as a group. Except as indicated, each person has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Title	Number of Shares Beneficially Owned		Percent of Class (1)
Seymour Holtzman Chairman of the Board and Director	4,299,816	(2)	11.88%
David A. Levin Chief Executive Officer, President and Director	689,334	(3)	1.91%
Dennis R. Hernreich Chief Financial Officer, Executive Vice President, Chief Operating Officer and Treasurer	225,533	(4)	*
Stephen Gatsik (5) President of Casual Male division	16,000		*
Ronald N. Batts Former President of Levi’s®, Dockers®, Candies® and EcKo® division	—		—
Jesse Choper, Director	91,922	(6)	*
Stephen M. Duff, Director	18,376	(7)
Jeremiah P. Murphy, Jr., Director	112,182	(8)	*
Joseph Pennacchio, Director	134,413	(8)	*
George T. Porter, Jr., Director	130,590	(9)	*
Directors and Executive Officers as a group (10 persons)	5,718,166	(10)	15.47%

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable, or that become exercisable within 60 days, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 35,744,921 shares of Common Stock outstanding as of April 25, 2003, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d-3(d)(1) under the Exchange Act.

(2)	Mr. Holtzman may be deemed to have shared voting and investment power over 4,299,816 shares of Common Stock, which includes 3,960,384 shares beneficially owned by JMI, of which Mr. Holtzman is the Chairman, President and Chief Executive Officer and indirectly, with his wife, the primary shareholder and includes 147,059 shares subject to warrants exercisable within 60 days; 309,432 shares owned individually, which includes 296,667 shares subject to stock options exercisable within 60 days; and 30,000 shares owned by Mr. Holtzman’s grandchildren as to which he disclaims beneficial ownership.
(3)	Includes 408,334 shares subject to stock options exercisable within 60 days.
(4)	Includes 148,333 shares subject to stock options exercisable within 60 days.
(5)	Mr. Gatsik’s employment with the Company terminated on May 2, 2003.
(6)	Includes 45,000 shares subject to stock options exercisable within 60 days.
(7)	Includes 15,000 shares subject to stock options exercisable within 60 days.
(8)	Includes 45,000 shares subject to stock options exercisable within 60 days.
(9)	Includes 75,000 shares subject to stock options exercisable within 60 days.
(10)	Includes 1,225,393 shares subject to stock options and warrants exercisable within 60 days.

Equity Compensation Plan Information

The following table shows information at February 1, 2003 regarding compensation plans under which the Company’s Common Stock is authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted Average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity of compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plan approved by shareholders:
• 1992 Stock Incentive Plan (the “1992 Plan”)	1,899,990		$3.94	1,789,344

Equity compensation plans not approved by shareholders
• Options outside of the 1992 Plan	1,050,000	(1)	$3.02	—
• Warrants	2,201,471	(2)	$5.51	—

(1)	The Company’s Board of Directors and the Compensation Committee of the Board of Directors has the reasonable discretion to issue shares outside of the 1992 Plan. Accordingly, at February 1, 2003, there were outstanding options to purchase up to 1,050,000 shares of Common Stock which were issued outside of the Company’s 1992 Plan. These options represent grants to consultants of the Company and also options granted to its executives in excess of the 1992 Plan’s annual maximum of 270,000 shares.
(2)	In connection with the Casual Male acquisition, the Company issued warrants to purchase up to 3,394,471 shares of Common Stock.

Item 13.    Certain Relationships and Related Transactions

Jewelcor Management, Inc.

Since October 1999, the Company has had an ongoing consulting agreement with Jewelcor Management, Inc. (“JMI”) to assist in developing and implementing its strategic initiatives and for other related consulting services as may be agreed upon between JMI and the Company. Seymour Holtzman, who became the Company’s Chairman of the Board of Directors on April 11, 2000, is a beneficial holder of approximately 12% of the outstanding Common Stock of the Company (principally held by JMI). He is also the President and Chief Executive Officer, and indirectly, with his wife, the primary shareholder of JMI.

For the twelve month consulting period beginning on April 28, 2001, the Company paid to JMI an annual compensation of $240,000. This compensation was paid to JMI on May 25, 2001 through the issuance of 61,856 non-forfeitable and fully vested shares of Common Stock.

On April 29, 2002, the Board of Directors renewed the consulting agreement with JMI for an additional one-year term commencing April 29, 2002 and ending on April 28, 2003. As payment for services rendered under this agreement, the Company issued to JMI 60,659 non-forfeitable and fully vested shares of Common Stock. The fair value of those shares on April 29, 2002, the date of issuance, was $276,000 or $4.55 per share. The agreement also includes a significant disincentive for non-performance, which would require JMI to pay to the Company a penalty equal to 150% of any unearned consulting services.

As of April 28, 2003, the Board of Directors approved the extension of the consulting agreement with JMI for an additional three year term commencing on April 29, 2003 and ending on April 28, 2006. The extension of the consulting agreement will automatically renew each year thereafter on its anniversary date for additional one year terms, unless ninety day prior notice by either party is given otherwise. Under the consulting agreement, the Company will compensate JMI, annually, through the issuance of non-forfeitable and fully vested shares of the Company’s Common Stock with a fair value equal to $276,000 on the date of grant. Accordingly, as payment for services to be rendered under this agreement through April 28, 2004, the Company issued to JMI 70,769 non-forfeitable and fully vested shares of Common Stock. The fair value of those shares as of April 28, 2003 was $276,000 or $3.90 per share.

Mr. Jeffrey Unger, who is currently associated with JMI, was appointed by the Board of Directors on April 30, 2003 as the Company’s Vice President of Investor Relations. After a transition period during which Mr. Unger will wind down his responsibilities with JMI, he will devote his full time to his new position with the Company.

Private Placement Debt Issuance- Jewelcor Management Inc. and Clark Partners I, L.P

In May 2002, the Company issued $24.5 million of 12% senior subordinated notes through private placements. Approximately $5.8 million of these notes are held by JMI, another $11.3 million are held by Clark Partners I, L.P. Stephen Duff, a director of the Company, is Treasurer of Ninth Floor Corporation, the general partner of Clark Partners I, L.P., and he is also Chief Investment Officer at The Clark Estates, Inc. Together with these notes, the Company also issued detachable warrants to acquire 1,715,000 shares of Common Stock at an exercise price of $0.01 per share and additional warrants to acquire 1,176,471 shares of Common Stock at an exercise price of $8.50 per share. JMI received warrants to purchase 402,500 shares of Common Stock at an exercise price of $0.01 per share and warrants to purchase 147,059 shares of Common Stock at an exercise price of $8.50 per share. Clark Partners I, L.P. received warrants to purchase 787,500 shares of Common Stock at an exercise price of $0.01 per share and warrants to purchase 147,059 shares of Common Stock at an exercise price of $8.50. Both JMI and Clark Partners I, L.P. exercised their $0.01 per share warrants in August 2002.

Other Arrangements

In June 2000, the Company extended a loan to David A. Levin, its President and Chief Executive Officer, in the amount of $196,875 in order for Mr. Levin to acquire from the Company 150,000 newly issued shares of the Company’s Common Stock at the closing price of the Common Stock on that day. The Company and Mr. Levin entered into a secured promissory note, whereby Mr. Levin agreed to pay to the Company the principal sum of $196,875 plus interest due and payable on June 26, 2003. The promissory note provided for interest at a rate of 6.53% per annum and is secured by the 150,000 acquired shares of the Company’s Common Stock.

Subsequent to year-end, on April 30, 2003, Mr. Levin paid, through the delivery of stock to the Company, $233,435, which represented the outstanding principal and interest due at through April 30, 2003. Mr. Levin sold to the Company 52,694 shares of the Company’s Common Stock at $4.43 per share, the price on April 30, 2003, to satisfy the amount owed under the secured promissory note. The Company will account for the 52,694 shares purchased from Mr. Levin as treasury stock.

Item 14.    Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of the evaluation date.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART IV.

I tem 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

15(a)(1) Financial Statements

The list of consolidated financial statements and notes required by this Item 15(a)(1) is set forth in the “Index to Financial Statements” on page 28 of this Annual Report.

15(a)(2) Financial Statement Schedules

Schedule II “Valuation and Qualifying Accounts” for the three fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001 is set forth on page 76 of this Annual Report.

All other schedules, other than the schedule listed above, have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements or notes thereto.

15(a)(3) Exhibits

The list of exhibits required by this Item 15(a)(3) is set forth in the “Index to Exhibits” beginning on page 77 of this Annual Report.

15(b) Reports on Form 8-K

None.

SCHEDULE II

CASUAL MALE RETAIL GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended February 1, 2003, February 2, 2002 and February 3, 2001

Description	Balance at Beginning of Year	Net Provision (Benefit)		Charges/ Write-offs	Balance At End Year
	(In thousands)
Accrued Restructuring Reserves
Year ended February 3, 2001	$6,696	$(182	)(1)	$(5,662)	$852	(2)
Year ended February 2, 2002	852	—		(852)	—
Year ended February 1, 2003	—	33,309	(3)	(15,946)	17,363	(4)

(1)	The ($182,000) recognized in fiscal 2001 represents income recognized as a result of favorable lease negotiations on lease termination payments relating to the fiscal 2000 restructuring program.
(2)	Included in the reserve balance at year end are the remaining severance and landlord settlement payments to be made in accordance with the fiscal 2000 restructuring program.
(3)	Included in the restructuring charges for fiscal 2003 of $33.3 million is $16.4 million for the liquidation of inventory, which was included in cost of goods sold for fiscal 2003.
(4)	Included in the reserve balance at year end is a markdown reserve for inventory of $11.2 million which was included in inventory on the consolidated balance sheet.

Exhibits

3.1

Restated Certificate of Incorporation of the Company, as amended (included as Exhibit 3.1 to Amendment No. 3 of the Company’s Registration Statement on Form S-1 (No. 33-13402), and incorporated herein by reference).*

3.2

Certificate of Amendment to Restated Certificate of Incorporation, as amended,dated June 22, 1993 (included as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q dated June 17, 1996, and incorporated herein by reference).*

3.3

Certificate of Amendment to Restated Certificate of Incorporation dated August 8, 2002 (included as Exhibit 3.3 to the Company’s Quarterly Report On Form 10-Q dated September 17, 2002, and incorporated herein by reference).*

3.4

Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company establishing Series A Junior Participating Cumulative Preferred Stock dated May 1, 1995 (included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K dated May 1, 1996, and incorporated herein by reference).*

3.5

Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series B Convertible Preferred Stock dated May 14, 2002 (included as Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

3.6	By-Laws of the Company, as amended (included as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q dated December 12, 2000, and incorporated herein by reference).*

10.1	1992 Stock Incentive Plan, as amended (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated September 18, 2001, and incorporated herein by reference).*

10.2

Third Amended and Restated Loan and Security Agreement dated as of May 14, 2002,by and among Fleet Retail Finance, Inc., as Administrative Agent and Collateral Agent, the Lenders identified therein, the Company, as Borrowers’ Representative,and the Company and Designs Apparel, Inc., as Borrowers (included as Exhibit 10.9 to the Company’s Current Report on Form 8-K/A filed on May 23, 2002, and incorporated herein by reference).*

10.3

Consulting Agreement dated as of December 15, 1999 between the Company and George T. Porter, Jr. (included as Exhibit 10.22 to the Company’s Annual Report Form 10-K dated April 28, 2000, and incorporated herein by reference).*

10.4

Consulting Agreement dated as of October 28, 1999 between the Company and Jewelcor Management, Inc. (included as Exhibit 10.20 to the Company’s Annual Report on Form 10-K dated April 28, 2000, and incorporated herein by Reference).*

10.5

Extension to Consulting Agreement, dated as of April 28, 2001, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q dated September 18, 2001, and incorporated herein by reference).*

10.6

Extension to Consulting Agreement, dated as of April 28, 2002, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q dated June 18, 2002, and incorporated herein by reference).*

10.7	Extension to Consulting Agreement, dated as of April 29, 2003, between the Company and Jewelcor Management, Inc.

10.8

Employment Agreement dated as of March 31, 2000 between the Company and David A. Levin (included as Exhibit 10.27 to the Company’s Annual Report on Form 10-K dated April 28, 2000, and incorporated herein by reference).*

10.9

First Amendment to Employment Agreement dated April 10, 2001 between the Company and David A. Levin (included as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q dated June 19, 2001, and incorporated herein by reference).*

10.10	Second Amendment to Employment Agreement dated as of January 10, 2003 between the Company and David A. Levin.

10.11

Secured Promissory Note dated as of June 26, 2000 between the Company and David A. Levin (included as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q dated September 12, 2000, and incorporated herein by reference).*

10.12

Pledge and Security Agreement dated June 26, 2000 between the Company and David A. Levin (included as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q dated September 12, 2000, and incorporated herein by reference).*

10.13

Employment Agreement dated as of August 14, 2000 between the Company and Dennis R. Hernreich (included as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q dated September 12, 2000, and incorporated herein by reference).*

10.14

First Amendment to Employment Agreement dated April 25, 2001 between the Company and Dennis R. Hernreich (included as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q dated June 19, 2001, and incorporated herein by reference).*

10.15	Second Amendment to Employment Agreement dated as of January 10, 2003 between the Company and Dennis R. Hernreich.

10.16

Employment Agreement dated as of October 22, 2001 between the Company and Ronald N. Batts (included as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q dated December 14, 2001, and incorporated herein by reference).*

10.17	Agreement and General Release dated as of January 14, 2003 between the Company and Ronald N. Batts.

10.18

Employment Agreement dated as of August 19, 2002 between the Company and Stephen Gatsik (included as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q dated December 17, 2002, and incorporated herein by reference).*

10.19

Retail Store License Agreement dated as of January 9, 2002 between the Company and Candie’s, Inc. (included as Exhibit 10.23 to the Company’s Annual Report on Form 10-K dated May 1, 2002, and incorporated herein by reference).**

10.20

Retail Store License Agreement Amendment No. 1 dated January 15, 2002 between the Company and Candie’s, Inc. (included as Exhibit 10.24 to the Company’s Annual Report on Form 10-K dated May 1, 2002, and incorporated herein by reference).*

10.21

Asset Purchase Agreement entered into as of May 2, 2002, by and among the Company and Casual Male Corp. and certain subsidiaries (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

10.22

Amended and Restated Note Agreement, dated as of April 26, 2002, and amended and restated as of May 14, 2002, among the Company, certain subsidiaries of the Company and the purchasers identified therein (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

10.23	Form of 12% Senior Subordinated Note due 2007 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

10.24	Form of 5% Subordinated Note due April 26, 2007 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

10.25

Form of Warrant to Purchase Shares of Common Stock (aggregating 787,500 shares) (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

10.26

Form of Warrant to Purchase Shares of Common Stock (aggregating 927,500 shares, subject to shareholder approval)(included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

10.27

Form of Warrant to Purchase Shares of Common Stock (aggregating 1,176,471 shares, subject to shareholder approval)(included as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

10.28

Registration Rights Agreement entered into as of April 26, 2002, by and between the Company and the persons identified therein (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

10.29

Sourcing Agreement dated May 1, 2002, between the Company and Kellwood Company (included as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed on June 18, 2002, and incorporated herein by reference).*

10.30

Form of Warrant to Purchase Shares of Common Stock (aggregating 500,000 shares) (included as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed on September 17, 2002, and incorporated herein by reference).*

18.1	Letter of Preferability from Ernst & Young dated June 13, 2001 (included as Exhibit 18.1 to the Company’s Form 10-Q dated June 19, 2001, and incorporated herein by reference).*

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3

Certain cautionary statements of the Company to be taken into account in conjunction with consideration and review of the Company’s publicly-disseminated documents (including oral statements made by others on behalf of the Company) that include forward looking information (included as Exhibit 99.3 to the Company’s CurrentReport on Form 8-K filed on September 17, 2002, and incorporated herein by reference).*

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

CASUAL MALE RETAIL GROUP, INC.
May 5, 2003

	By:	/s/ David A. Levin
David A. Levin President and Chief Executive Officer

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated, on May 5, 2003.

Signatures

/s/ David A. Levin David A. Levin	President and Chief Executive Officer (Principal Executive Officer)

/s/ Dennis R. Hernreich Dennis R. Hernreich	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Seymour Holtzman Seymour Holtzman	Chairman of the Board of Directors

/s/ Stephen M. Duff Stephen M. Duff	Director

/s/ George T. Porter, Jr. George T. Porter, Jr.	Director

/s/ Joseph Pennacchio Joseph Pennacchio	Director

/s/ Jeremiah P. Murphy, Jr. Jeremiah P. Murphy, Jr.	Director

/s/ Jesse H. Choper Jesse H. Choper	Director

Casual Male Retail Group, Inc.

Certifications Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, David A. Levin, certify that:

1.	I have reviewed this annual report on Form 10-K of Casual Male Retail Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003

/s/ DAVID A. LEVIN
David A. Levin Chief Executive Officer (Principal Executive Officer)

I, Dennis R. Hernreich, certify that:

1.	I have reviewed this annual report on Form 10-K of Casual Male Retail Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003

/s/ DENNIS R. HERNREICH
Dennis R. Hernreich Chief Financial Officer (Principal Financial and Accounting Officer)

OTHER SHAREHOLDER INFORMATION

Board of Directors

Seymour Holtzman, Chairman of the Board of Directors of CMRG, Inc.

Chief Executive Officer of Jewelcor Management, Inc.

Jesse Choper

Law Professor

University of California Law School

Stephen Duff

Chief Investment Officer of The Clark Estates, Inc.

David A. Levin

President and Chief Executive Officer

Jeremiah P. Murphy, Jr.

President of Harvard Coop

Joseph Pennacchio

Chief Executive Officer of Aurafin

George T. Porter, Jr.

Executive Officers

David A. Levin

President and Chief Executive Officer

Dennis R. Hernreich

Executive Vice President

Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary

Corporate Officers

Joseph H. Cornely, III

Senior Vice President of Store Development

Richard Della Bernarda

Senior Vice President of Marketing

Arlene Feldman

Vice President and General Counsel

William Hirsh

Vice President, General Merchandise Manager, Levi’s®, Dockers® and EcKo Unltd.®

John R. McKinney

Senior Vice President, Chief Information Officer

Susan J. Murray

Vice President Human Resources

Joel Schreibman

Senior Vice President, Catalog and E-commerce

Steven Schwartz

Senior Vice President, Director of Merchandising, Planning and Allocation

Paul J. Trzynka

Senior Vice President, Director of Stores

Margaret Glander Ward

Vice President of Finance

Jeffrey Unger

Vice President of Investor Relations

Corporate Offices

555 Turnpike Street

Canton, MA 02021

(781) 828-9300

Financial Information

Requests for financial information should be directed to the Investor Relations Department at the Company’s headquarters. Casual Male Retail Group, Inc., 555 Turnpike Street, Canton, Massachusetts 02021 (781) 828-9300 or at investor.relations@cmal.com. You may also visit our website at www.cmrginc.com and click on information request. A copy of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003, filed with the Securities and Exchange Commission, may be obtained without charge upon request to the Investor Relations Department.

Annual Meeting

The 2003 Annual Meeting of Stockholders of Casual Male Retail Group, Inc. is expected to be held on or about August 7, 2003.

Transfer Agent and Registrar

Inquiries regarding stock transfer requirements, address changes and lost stock certificates should be directed to:

    American Stock Transfer & Trust Company

    59 Maiden Lane

    Plaza Level

    New York, NY 10038

    Toll Free 877-777-0800 x6820

    www.amstock.com Info@amstock.com

Independent Auditors

Ernst & Young LLP

200 Clarendon Street

Boston, Massachusetts 02116-5072

Trademarks

“Dockers®,” “Levi’s®” and “Slates®” are registered trademarks of Levi Strauss & Co. “Candie’s®” is a registered trademark of Candie’s, Inc. “EcKo®” and EcKo Unltd.® are registered trademarks of EcKo Complex, LLC.