Form 10-Q
period 2003-05-03
CASUAL MALE RETAIL GROUP INC
filed 2003-06-16
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 3, 2003	Commission File Number 0-15898

CASUAL MALE RETAIL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

(781) 828-9300

(Registrant’s telephone number, including area code)

Indicate by “X” whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by “X” whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of common stock outstanding as of June 13, 2003 was 35,794,837.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

May 3, 2003 and February 1, 2003

(In thousands, except share data)

	May 3, 2003	February 1, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,454	$4,692
Accounts receivable	7,351	6,989
Inventories	104,013	103,222
Prepaid expenses	8,263	2,700

Total current assets	124,081	117,603

Property and equipment, net of accumulated depreciation and amortization	64,233	64,062

Other assets:
Goodwill	50,699	50,698
Intangible assets	30,704	30,729
Other assets	3,766	3,853

Total assets	$273,483	$266,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,648	$2,940
Accounts payable	32,257	33,902
Accrued expenses and other current liabilities	21,326	24,338
Accrued liabilities for severance and store closings	5,843	6,172

Total current liabilities	63,074	67,352

Long-term liabilities:
Notes payable	68,213	55,579
Long-term debt, net of current portion	50,592	50,996
Other long-term liabilities	937	933

Total long-term liabilities	119,742	107,508

Total liabilities	182,816	174,860

Minority interest	2,079	1,018

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 180,162 shares of Series B Convertible Preferred Stock converted into common stock as of August 8, 2002, none outstanding at May 3, 2003 and February 1, 2003	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 38,950,455 and 38,867,000 shares issued at May 3, 2003 and February 1, 2003, respectively	390	389
Additional paid-in capital	147,205	146,892
Accumulated deficit	(46,861)	(44,104)
Treasury stock at cost, 3,171,930 and 3,119,236 shares at May 3, 2003 and February 1, 2003, respectively	(9,146)	(8,913)
Loan to executive	—	(197)
Accumulated other comprehensive loss	(3,000)	(3,000)

Total stockholders’ equity	88,588	91,067

Total liabilities and stockholders’ equity	$273,483	$266,945

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	May 3, 2003	May 4, 2002
Sales	$99,700	$32,317
Cost of goods sold, including occupancy	64,305	25,059

Gross profit	35,396	7,258
Expenses:
Selling, general and administrative	33,175	8,107
Depreciation and amortization	2,062	1,281

Total expenses	35,237	9,388

Operating income (loss)	159	(2,129)
Interest expense, net	2,885	354

Loss from continuing operations before minority interest and income taxes	(2,726)	(2,483)
Less:
Minority interest	(72)	—
Benefit for income taxes	—	(1,053)

Net loss from continuing operations	(2,654)	(1,430)
Loss from discontinued operations	(101)	(365)

Net loss	$(2,755)	$(1,795)

Net loss per share—basic and diluted
Loss from continuing operations	$(0.07)	$(0.10)
Loss from discontinued operations	(0.00)	(0.03)

Net loss	$(0.08)	$(0.12)

Weighted average number of common shares outstanding
—Basic and diluted	35,754	14,576

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands and unaudited)

	Three Months Ended
	May 3, 2003	May 4, 2002
Cash flows from operating activities:
Net loss	$(2,755)	$(1,795)
Adjustments to reconcile net loss to net cash used for operating activities:
Loss from discontinued operations	101	365
Depreciation and amortization	2,062	1,281
Accretion of warrants	402	—
Issuance of common stock to related party	276	—
Issuance of common stock to Board of Directors	27	33
Minority interest	72	—
Gain on sale or disposal of fixed assets	—	(26)
Changes in operating assets and liabilities:
Accounts receivable	(362)	213
Inventories	(854)	(10,802)
Prepaid expenses	(5,563)	(125)
Other assets	(113)	(202)
Reserve for severance and store closings	(329)	—
Income taxes	—	(430)
Accounts payable	(1,645)	8,293
Accrued expenses and other current liabilities	(3,046)	(2,186)

Net cash used for operating activities	(11,727)	(5,381)

Cash flows from investing activities:
Additions to property and equipment	(2,009)	(523)

Net cash used for investing activities	(2,009)	(523)

Cash flows from financing activities:
Net borrowings under credit facility	12,634	5,889
Principal payments on long-term debt	(98)	—
Proceeds from minority equityholder of joint venture	989	—
Repurchase of common stock	(36)	—
Issuance of common stock under option program	9	15

Net cash provided by financing activities	13,498	5,904

Net change in cash and cash equivalents	(238)	—
Cash and cash equivalents:
Beginning of the period	4,692	—

End of the period	$4,454	$—

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC,

Notes to Consolidated Financial Statements

1. Basis of Presentation

In the opinion of management of Casual Male Retail Group, Inc., a Delaware corporation formerly known as Designs, Inc. (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company’s audited consolidated financial statements for the fiscal year ended February 1, 2003 (included in the Company’s Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on May 5, 2003).

The interim financial statements contain the results of operations of the Company’s Casual Male business, which consists of substantially all of the assets of Casual Male Corp. and certain of its subsidiaries (“Casual Male”), which assets were acquired by the Company on May 14, 2002. For a complete description of the Casual Male acquisition, see Note 2 below.

The information set forth in these statements may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s business historically has been seasonal in nature, and the results of the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Certain amounts for the three months ended May 4, 2002 have been reclassified to conform to the presentation for the three months ended May 3, 2003. These adjustments relate to the reclassification for discontinued operations in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). For further discussion regarding discontinued operations see Note 6 below.

2. Casual Male Acquisition

On May 14, 2002, pursuant to an asset purchase agreement entered into as of May 2, 2002, the Company completed the acquisition of Casual Male for a purchase price of approximately $170 million, plus the assumption of certain operating liabilities. The Company was selected as the highest and best bidder for the acquired Casual Male assets at a bankruptcy court ordered auction commencing on May 1, 2002 and concluding on May 2, 2002. The U.S. Bankruptcy Court for the Southern District of New York subsequently granted its approval of the acquisition on May 7, 2002.

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

In view of the significance of the Casual Male acquisition to the growth and future identity of the Company, at the Annual Meeting of Stockholders held on August 8, 2002, the Company’s stockholders approved the Board of Directors’ recommendation to change the Company’s name from “Designs, Inc.” to “Casual Male Retail Group, Inc.” The Company believes that the Casual Male business will be a primary future contributor to the Company’s overall business and that the name change was an important step to align the customer and investor identification of the Company with the Casual Male store concept. For the same reason, certain financial information for the Casual Male business is included in this Quarterly Report on Form 10-Q.

The allocation of the Casual Male purchase price as disclosed by the Company for the fourth quarter of fiscal 2003 and for the fiscal year ended February 1, 2003 has been adjusted to reflect further adjustments to certain asset valuations, which were revised during the first quarter of fiscal 2004. The allocation of purchase price as of May 3, 2003, subject to further adjustments, was as follows:

Debit (Credit)
(in thousands)
Cash and cash equivalents	$193
Accounts receivable	1,397
Merchandise inventory	70,968
Prepaid expenses	2,129
Property and equipment	52,862
Other assets	3,424
Goodwill	50,699
Casual Male trademark	29,200
Customer lists	1,600
Accounts payable	(23,209)
Accrued expenses and other current liabilities	(6,863)
Accrual for estimated transaction and severance costs	(9,248)
Mortgage note	(12,151)

Total cash paid for assets acquired and liabilities assumed	$161,001

The Casual Male acquisition, along with the payment of certain related fees and expenses, was completed with funds provided by: (i) approximately $30.2 million in additional borrowings from the Company’s amended three-year $120.0 million senior secured credit facility with the Company’s bank, Fleet Retail Finance, Inc. (“Fleet”), (ii) $15.0 million from a three-year term loan with a subsidiary of Fleet, (iii) proceeds from the private placement of $24.5 million principal amount of 12% senior subordinated notes due 2007 together with detachable warrants to acquire 1,715,000 shares of the Company’s common stock at an exercise price of $.01 per share, and additional detachable warrants to acquire 1,176,471 shares of common stock at an exercise price of $8.50 per share, (iv) proceeds from the private placement of $11.0 million principal amount of 5% senior subordinated notes due 2007, (v) approximately $82.5 million of proceeds from the private placement of approximately 1.4 million shares of common stock and 180,162 shares of newly designated Series B Convertible Preferred Stock, par value $0.01 per share (which shares were automatically converted on August 8, 2002 into 18,016,200 shares of common stock), and (vi) the assumption of a mortgage note in the principal amount of approximately $12.2 million.

Below are the operating results for the first quarter of fiscal 2004 compared to the pro forma results for the first quarter of fiscal 2003, assuming that the Casual Male acquisition had occurred on February 3, 2002:

For the three months ended:	May 3, 2003			May 4, 2002
	Actual Casual Male business	Actual Other Branded Apparel businesses(1)	Actual Combined Company	Pro forma Casual Male business(2)	Actual Other Branded Apparel businesses(1)	Pro forma Combined Company
	(unaudited, dollars in millions)
Sales	$72.8	$26.9	$99.7	$78.4	$32.3	$110.7
Gross margin, net of Occupancy costs	30.3	5.1	35.4	33.2	7.3	40.5
Gross margin rate	41.6%	19.0%	35.5%	42.4%	22.5%	36.5%
Selling, general and Administrative expenses	26.3	6.8	33.1	31.3	8.1	39.4
Depreciation and amortization	1.6	0.5	2.1	2.3	1.3	3.6

Operating income (loss)	$2.4	$(2.2)	$0.2	$(0.4)	$(2.1)	$(2.5)

(1)	Other Branded Apparel businesses primarily includes the operations of the Company’s Levi’s®/Dockers® business, which the Company is in the process of exiting. Also included are the results of operations of its growing EcKo Unltd.® outlet.
(2)	Adjusted to eliminate the results of operations for closed store locations, which were not acquired by the Company.

The pro forma results have been prepared based on available information, using assumptions that the Company’s management believes are reasonable. Such pro forma results do not purport to represent the actual results of operations that would have occurred if the Casual Male acquisition had occurred on the date specified. The above results are also not necessarily indicative of the results that may be achieved in the future.

The Company anticipates total annualized cost savings and synergies of approximately $20 to $25 million. Through the end of the first quarter of fiscal 2004, the Company has begun to realize benefits from approximately $20 million of these projected annualized savings as a result of overhead cost reductions and the integration of the Casual Male business with the former Designs business. As a result of these initiatives, selling, general and administrative expenses decreased by approximately $5.0 million to $26.3 million for the first quarter of fiscal 2004 as compared to $31.3 million for the first quarter of the prior year. The above pro forma results do not reflect these anticipated cost savings except to the extent that such costs have been realized.

3. Debt

Notes Payable-Credit Facility

The Company has a credit facility with Fleet, which was most recently amended on May 14, 2002 in connection with the financing of the Casual Male acquisition (as amended, the “Credit Facility”). The Credit Facility, which expires on May 14, 2005, principally provides for a total commitment of $120 million with the ability for the Company to issue documentary and standby letters of credit of up to $20 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets. The Company’s obligations under the Credit Facility are secured by a lien on all of its assets. The Credit Facility includes certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company.

At May 3, 2003, the Company had outstanding borrowings of approximately $68.2 million under the Credit Facility. Outstanding standby letters of credit were $350,000 and outstanding documentary letters of credit were approximately $36,350 at May 3, 2003. Average borrowings outstanding under the Credit Facility during the first three months of fiscal 2004 were approximately $63.5 million, resulting in an average unused availability of approximately $15.1 million during the first three months of fiscal 2004. At May 3, 2003, the unused availability was approximately $12.3 million. The Company was in compliance with all debt covenants under the Credit Facility at May 3, 2003.

Other Long-Term Debt

Components of other long-term debt are as follows:

(in thousands)
Term loan	$15,444
12% senior subordinated notes due 2007	16,400
5% senior subordinated notes due 2007	11,000
Mortgage note	11,396

Total long-term debt	54,240
Less: current portion of long-term debt	(3,648)

Long-term debt, less current portion	$50,592

On May 14, 2002, the Company entered into a three-year term loan with Back Bay Capital, a subsidiary of Fleet. Interest on the term loan includes a 12% coupon, 3% paid-in-kind and a 3% annual commitment fee, for a total annual yield of 18%.

In May 2002, the Company also issued $24.5 million principal amount of 12% senior subordinated notes due 2007 through private placements. The carrying value of $16.4 million is net of the assigned value of unamortized warrants to acquire 1,715,000 shares of common stock at an exercise price of $0.01 per share and additional detachable warrants to acquire 1,176,471 shares of common stock at an exercise price of $8.50 per share. The total assigned value of the warrants of approximately $9.6 million, which has been reflected as a component of stockholder’s equity as a discount on the notes, is being amortized over the five-year life of the notes as interest expense. At May 3, 2003, the unamortized value of the warrants was $8.1 million.

In addition, in May 2002 the Company also issued $11.0 million principal amount of 5% senior subordinated notes due 2007 through a private placement with the Kellwood Company, with whom the Company has entered into a product sourcing agreement. Beginning at the end of the second quarter of fiscal 2004, the Company will make principal payments in the amount of $687,500 per quarter through the remaining term of the notes. Accrued interest is payable quarterly.

In connection with the Casual Male acquisition, the Company also assumed an outstanding mortgage note for real estate and buildings located in Canton, Massachusetts. The mortgage note, which bears interest at 9%, had an outstanding principal balance of $11.4 million at May 3, 2003.

4. Equity

Earnings Per Share

SFAS No. 128, Earnings Per Share, requires the computation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share is determined by giving effect to the exercise of stock options and certain warrants using the treasury stock method. The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

For the three months ended:	May 3, 2003	May 4, 2002
	(in thousands)
Basic weighted average common shares outstanding	35,754	14,576
Stock options, excluding the effect of anti-dilutive options and warrants totaling 663 shares for the three months ended May 3, 2003 and 764 shares for the three months ended May 4, 2002	—	—

Diluted weighted average common shares outstanding	35,754	14,576

The following potential common stock equivalents were excluded from the computation of diluted earnings per share, in each case, because the exercise price of such options and warrants was greater than the average market price per share of Common Stock for the periods reported:

For the three months ended:	May 3, 2003	May 4, 2002
	(in thousands)
Stock Options	2,156	178
Warrants	1,676	—

Stock-based Compensation

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), an amendment to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Accordingly, the Company has adopted the interim disclosure provisions of SFAS 148 in the first quarter of fiscal 2004.

The Company has elected the disclosure-only alternative prescribed in SFAS 123 and, accordingly, no compensation cost has been recognized. The Company has disclosed the pro forma net income or loss and per share amounts using the fair value based method. Had compensation costs for the Company’s grants for stock-based compensation been determined consistent with SFAS 123, the Company’s net loss and loss per share would have been as indicated below:

	For the three months ended:
	May 3, 2003	May 4, 2002
	(In thousands, except per share amounts)
Net loss—as reported	$(2,755)	$(1,795)
Net loss—pro forma	$(3,007)	$(1,959)

Loss per share—basic and diluted as reported	$(0.08)	$(0.12)
Loss per share—basic and diluted pro forma	$(0.08)	$(0.13)

The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income or loss for future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the three months ended May 3, 2003 and May 4, 2002:

	May 3, 2003	May 4, 2002
Expected volatility	89.6%	89.6%
Risk-free interest rate	2.7%	2.7%
Expected life	4.5%	4.5%
Dividend rate	—	—

The weighted-average fair value of options granted in the first three months of fiscal 2004 and fiscal 2003 was $2.59 and $4.58, respectively.

5. Restructuring, Store Closing and Impairment of Assets

During the second and fourth quarters of fiscal 2003, the Company recorded charges totaling $41.3 million related to the Company’s decision to downsize its Levi’s®/Dockers® business with the intent of eventually exiting the business, the Company’s transfer of the Candies® outlet stores to Candies, Inc. and integration costs associated with the combination of the Casual Male and Designs businesses. Of the total $41.3 million in restructuring charges: (i) $7.8 million related to the Company’s fiscal 2003 discontinued operations which included the closing of 20 Levi’s®/Dockers® stores and the exiting of its Candies® outlet stores which were both completed in fiscal 2003; (ii) $21.9 million related to the future closing of the remaining Levi’s®/Dockers® stores; (iii) $3.6 million related to the integration plan to combine the operations of Casual Male with the Company; and (iv) $8.0 million related to the impairment of certain tax assets. Through the end of the first quarter of fiscal 2004, the Company had closed 21 Levi’s®/Dockers® stores and had completely transferred its Candies® outlet business to Candies, Inc.

At May 3, 2003, the remaining reserve for Levi’s®/Dockers® store closings was $16.0 million. The reserve consisted of inventory reserves of $10.2 million, which have been netted against “Inventories” on the Consolidated Balance Sheet and accruals for landlord settlements and other costs of $5.8 million, which are shown as “Accrued liabilities for severance and store closings” on the Consolidated Balance Sheet. Below is a table showing the changes in the components of the reserves from February 1, 2003 to May 3, 2003:

	Balance at February 1, 2003	Net Provisions	Charges/Write-offs	Balance at May 3, 2003
	(in millions)
Inventory reserves	$11.1	—	$(0.9)	$10.2
Accrued liabilities for severance and store closings	6.2	—	(0.4)	5.8

Total Reserves	$17.3	—	$(1.3)	$16.0

6. Discontinued Operations

In accordance with the provisions of SFAS 144, the Company’s discontinued operations reflect the operating results for stores which have been closed as part of the Company’s plan to exit its Levi’s®/Dockers® business and Candies® outlet business. The results for the first quarter of fiscal 2003 have been reclassified to show the results of operations for the Company’s 21 closed Levi’s®/Dockers® outlet stores and the Candies® outlet store business as discontinued operations. Due to the consolidated tax position of the Company, no tax benefit or provision was realized on discontinued operations for either period. Below is a summary of the results of operations for these closed stores for the three months ended May 3, 2003 and May 4, 2002:

For the three months ended:	May 3, 2003	May 4, 2002
	(in thousands)
Sales	$301	$4,124
Gross profit, net of occupancy costs	(63)	737
Selling, general and administrative expenses	38	971
Depreciation and amortization	—	131

Operating loss	(101)	(365)
Income tax provision	—	—

Loss from discontinued operations	$(101)	$(365)

7. Income Taxes

In fiscal 2003, as a result of the net loss incurred by the Company and the potential that its remaining net deferred tax assets may not be realizable, the Company recorded an additional non-cash charge of approximately $8.0 million, fully reserving the Company’s deferred tax assets at February 1, 2003.

As a result of previous losses and in accordance with the provisions of SFAS 109, Accounting for Income Taxes, the Company fully reserved for the tax benefit of $992,000 associated with its pre-tax loss of $2.8 million for the three months ended May 3, 2003.

At May 3, 2003, the Company has total gross deferred tax assets of approximately $35.4 million, which are fully reserved. These tax assets principally relate to federal net operating loss carryforwards that expire from 2017 through 2023. The ability to reduce the Company’s corresponding valuation allowance of $35.4 million in the future is dependent upon the Company’s ability to achieve sustained taxable income, which would allow for the utilization of the deferred tax assets.

8. Minority Interest

Since March 2002, the Company has operated a joint venture with EcKo Complex, LLC (“EcKo”) under which the Company, a 50.5% partner, owns and manages retail outlet stores bearing the name EcKo Unltd.® and featuring EcKo® brand merchandise. EcKo, a 49.5% partner, contributes to the joint venture the use of its trademark and the merchandise requirements, at cost, of the retail outlet stores. The Company contributes all real estate and operating requirements of the retail outlet stores, including, but not limited to, the real estate leases, payroll needs and advertising. Each partner shares in the operating profits of the joint venture, after each partner has received reimbursements for its cost contributions. Under the terms of the agreement, the Company must maintain a prescribed store opening schedule and open 75 stores over a six-year period in order to maintain the joint venture’s exclusivity. At certain times during the term of the agreement, the Company may exercise a put option to sell its share of the retail joint venture, and EcKo has an option to acquire the Company’s share of the retail joint venture at a price based on the performance of the retail outlet stores. As of May 3, 2003, the Company has opened a total of nine EcKo Unltd.® outlet stores pursuant to its joint venture arrangement.

For financial reporting purposes, the joint venture’s assets, liabilities, and results of operations are consolidated with those of the Company, and EcKo’s 49.5% ownership in the joint venture is included in the Company’s consolidated financial statements as a minority interest. For the three months ended May 3, 2003, the joint venture had sales of approximately $2.0 million.

9. Segment Information

Since the Casual Male acquisition in May 2002, the Company has operated its business under two reportable segments: (i) the Casual Male business and (ii) the Other Branded Apparel businesses.

Casual Male business: This segment includes the Company’s 411 Casual Male Big & Tall retail stores, 61 Casual Male Big & Tall outlet stores, and its Casual Male catalog and e-commerce businesses.

Other Branded Apparel businesses: This segment includes the Company’s remaining 82 Levi’s®/Dockers® outlet stores and its nine EcKo Unltd.® outlet stores.

As discussed in Note 5, the Company is in the process of exiting its Levi’s®/Dockers® outlet business. There were no results of operations for the Company’s Candies® outlet business for the three months ended May 3, 2003 as it had been transferred to Candies, Inc. by the end of fiscal 2003.

No segment reporting was necessary for the three months ended May 4, 2002 since the Casual Male acquisition was not completed until May 14, 2002, which was subsequent to the end of the first quarter of fiscal 2003.

The accounting policies of the reportable segments are consistent with the consolidated financial statements of the Company. The Company evaluates individual store profitability in terms of a store’s “Operating Profit”, which is defined by the Company as gross margin less occupancy costs, direct selling costs and an allocation of indirect selling costs. Below are the results of operations on a segment basis for the three months ended May 3, 2003.

For the three months ended May 3, 2003:	Casual Male business	Other Branded Apparel businesses	Total
	(in thousands)
Statement of Operations:
Sales	$72,802	$26,898	$99,700
Gross margin	30,237	5,159	35,396
Selling, general and administrative expenses	26,315	6,860	33,175
Depreciation and amortization	1,533	529	2,062

Operating profit (loss)	$2,389	$(2,230)	$159

Reconciliation to net loss:
Interest expense, net			(2,885)
Minority interest loss			(72)
Benefit for income taxes			—

Net loss from continuing operations			(2,654)
Loss from discontinuing operations			(101)

Net loss			$(2,755)

Balance Sheet:
Inventories	$61,395	$42,618	$104,013
Fixed assets	57,940	6,293	64,233
Goodwill and other intangible assets	81,403	—	81,403
Trade accounts payable	23,086	9,171	32,257
Capital expenditures	1,347	662	2,009

10. Related Party Transactions

Loan to Executive

In June 2000, the Company extended a loan to David A. Levin, its President and Chief Executive Officer, in the amount of $196,875 in order for Mr. Levin to acquire from the Company 150,000 newly issued shares of the Company’s Common Stock at the closing price of the Common Stock on that day. The Company and Mr. Levin entered into a secured promissory note, whereby Mr. Levin agreed to pay to the Company the principal sum of $196,875 plus interest due and payable on June 26, 2003. The promissory note provided for interest at a rate of 6.53% per annum and was secured by the 150,000 acquired shares of the Company’s Common Stock.

On April 30, 2003, Mr. Levin satisfied his obligations under the promissory note through the delivery to the Company of 52,694 shares of the Company’s Common Stock with a fair market value of $233,435, which represented the outstanding principal and interest through April 30, 2003. The Company accounted for the 52,694 shares received from Mr. Levin as treasury stock.

Extension of Jewelcor Management Inc. Consulting Agreement

As of April 28, 2003, the Board of Directors of the Company approved an extension to the Company’s consulting agreement with Jewelcor Management Inc. (“JMI”) for an additional three-year term commencing on April 29, 2003 and ending on April 28, 2006. The extension of the consulting agreement will automatically renew each year thereafter on its anniversary date for additional one-year terms, unless either party notifies the other at least ninety days prior to the end of the then-current term. Under the consulting agreement, the Company will compensate JMI, annually, through the issuance of non-forfeitable and fully vested shares of the Company’s Common Stock with a fair value equal to $276,000 on the date of grant. Accordingly, as payment for services to be rendered under this agreement through April 28, 2004, the Company issued to JMI 70,769 non-forfeitable and fully vested shares of Common Stock. The fair value of those shares as of April 28, 2003 was $276,000 or $3.90 per share. Seymour Holtzman, the Chairman of the Company’s Board of Directors and the beneficial holder of approximately 12% of the Company’s outstanding Common Stock (principally held by JMI), is also the President and Chief Executive Officer, and indirectly, with his wife, the primary shareholder of JMI.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS SUMMARY

Casual Male Retail Group, Inc. (formerly known as Designs, Inc.) together with its subsidiaries (the “Company”) is the largest specialty apparel retailer of big and tall men’s apparel, with a presence throughout the United States and Puerto Rico.

The business of the Company, which historically had been the operation of outlet stores selling Levi Strauss & Co. and other well-known branded apparel, changed dramatically during fiscal 2003. Approximately one year ago, on May 14, 2002, the Company completed its acquisition of substantially all of the assets of Casual Male Corp. and certain of its subsidiaries (“Casual Male”) for a purchase price of approximately $170 million, plus the assumption of certain operating liabilities. Casual Male, which had been operating under the protection of the U.S. Bankruptcy Court, was a leading independent specialty retailer of fashion, casual and dress apparel for big and tall men, with annual sales that exceeded $350 million.

The Company saw significant opportunities from the Casual Male acquisition and believed the newly acquired multi-channel Casual Male business represented the future growth vehicle for the Company. As a result of this shift in business direction, in the third quarter of fiscal 2003, the Company changed its name from Designs, Inc. to Casual Male Retail Group, Inc.

In the second quarter of fiscal 2003, following the Casual Male acquisition, the Company announced that it would be exiting its Levi’s®/Dockers® outlet business. Throughout fiscal 2003, the Company continued to see erosion in the Levi Strauss & Co. brands in the marketplace, and merchandising initiatives developed with Levi Strauss & Co. to stimulate sales were not sufficient. This resulted in the Company implementing an aggressive plan to downsize its Levi’s® and Dockers® business, and ultimately to exit the business completely. The Company plans to close between 50 to 55 stores over the next 24 months, thereby reducing the sales base of its Levi’s®/Dockers® business to less than 10% of the Company’s total sales. The Company expects that the remaining 30 Levi’s®/Dockers® stores will either be closed at the end of their respective lease terms or otherwise be divested in a sales transaction.

Also in the second quarter of fiscal 2003, the Company decided to exit its Candies® outlet business by transferring the operations of seven of its twelve Candies® outlet stores to Candies, Inc. for a period of 12 to 18 months. After that time, Candies, Inc. will either purchase the seven stores from the Company or the stores will be closed. Four of the Candies® outlet stores, which were not transferred to Candies, Inc., were converted to Casual Male and EcKo Unltd.® outlet stores. The remaining Candies® Outlet store was closed. In connection with its decision to exit its Levi’s®/Dockers® outlet business and its Candies® outlet business, the Company recorded restructuring charges in fiscal 2003 totaling $41.3 million. This charge is discussed in full under “Restructuring and Impairment of Assets-Fiscal 2003.”

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

The decision to exit the Levi’s®/Dockers® and Candies® outlet businesses enables the Company to focus its capital resources and energies on its more profitable and recently acquired Casual Male business. At May 3, 2003, the operating structure of the Company consisted of 474 Casual Male Big & Tall stores, the Casual Male catalog and e-commerce business, its 82 remaining Levi’s®/Dockers® outlet stores and nine EcKo Unltd.® outlet stores.

RESULTS OF OPERATIONS

The following discussion of the Company’s results of operations include the results of Casual Male since May 14, 2002, the date of the Company’s acquisition of Casual Male. As a result of the Casual Male acquisition, the Company has refined its business into two reportable business segments: (i) the Casual Male business and (ii) the Other Branded

Apparel businesses. The Company’s Casual Male business includes its retail and outlet Casual Male Big & Tall stores, and its catalog and e-commerce businesses. The Other Branded Apparel businesses includes the Company’s Levi’s®/Dockers® outlet stores and its EcKo Unltd.® outlet stores.

The Casual Male business represented 73% of the Company’s sales for the first three months of fiscal 2004. Of the Company’s consolidated operating profit of $0.2 million, the Casual Male business contributed $2.4 million of operating profit. Because of the substantial materiality of the Casual Male business to the Company’s consolidated results of operations for the first quarter of fiscal 2004, the following discussion of operating results includes the historical results of Casual Male, on a pro forma basis, assuming that the Company had acquired Casual Male on February 3, 2002. Management believes that this information is necessary in order to provide a complete and balanced discussion of the results of operations for the first quarter of fiscal 2004 as compared with the first quarter of fiscal 2003. The pro forma results are the historical results in accordance with generally accepted accounting principles as reported by Casual Male Corp., and the Company has not made any adjustments. Such historical results are only included in the discussion below and are not included in the following tables.

Sales

Total sales from continuing operations, by segment, for the first quarter of fiscal 2004 and the corresponding first quarter of fiscal 2003 were as follows:

For the three months ended:	May 3, 2003		May 4, 2002
	Sales	% to total	Sales	% to total
	(dollars in thousands)
Casual Male business	$72.8	73.0%	—	—
Other Branded Apparel businesses	26.9	27.0%	$32.3	100.0%

Total Consolidated Sales	$99.7	100.0%	$32.3	100.0%

For the first quarter of fiscal 2004, the Casual Male business had sales of $72.8 million, compared to sales for the first quarter of fiscal 2003, on a pro forma basis, of $78.4 million, or a decrease of 7.1%. Comparable store sales for the Casual Male business decreased 5.1% when compared to sales on a pro forma basis for the corresponding period of the prior year. Although this decrease in sales was partially due to the unseasonably cool and wet weather experienced in the Northeastern United States and by a generally poor retail environment, it was also a result of merchandise issues within the Company. Since acquiring the Casual Male business almost a year ago, the Company has identified several merchandising issues, which it believes have been impeding sales. The Company has instituted initiatives to improve merchandise assortments, enhance sizes of merchandise, and improve merchandising processes to better serve its customer base.

The Company’s Other Branded Apparel businesses, exclusive of stores closed as described below under “Discontinued Operations”, experienced a 16.7% decrease in sales for the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003. This decrease, which primarily relates to the Levi’s®/Dockers® outlet stores, continues to be primarily due to the erosion of the Levi Strauss & Co. brands. The Company’s exit strategy for its Levi’s®/Dockers® outlet stores is also having a negative impact on sales. For fiscal 2004, this segment includes sales of approximately $2.0 million from the Company’s nine EcKo Unltd.® outlet stores.

Gross Profit Margin

Below are the gross margin percentages by segment for the three months ended May 3, 2003 and May 4, 2002, respectively. These percentages, which include occupancy costs, were calculated based on each segment’s respective sales base.

For the three months ended:	May 3, 2003		May 4, 2002
	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Casual Male business	$30.3	41.6%	—	—
Other Branded Apparel business	5.1	19.0%	$7.3	22.5%

Consolidated Gross Margin	$35.4	35.5%	$7.3	22.5%

For the first quarter of fiscal 2004, the gross margin rate for the Casual Male business of 41.6% decreased 0.8 percentage points, on a pro forma basis, when compared to a gross margin rate of 42.4% for the first quarter of fiscal 2003. This decrease was solely attributable to a 1.5 percentage point increase in occupancy costs as a percent of sales. Since occupancy costs are generally fixed costs, decreases in sales cause occupancy costs as a percentage of sales to increase. This increase in occupancy costs as a percentage of sales was partially offset by a 0.6 percentage point increase in merchandise margins from improved initial margin as a result of favorable costs on merchandise receipts, which are expected to continue throughout fiscal 2004.

The gross margin rate for the Company’s Other Branded Apparel businesses was 19.0% for the first quarter of fiscal 2004 as compared to 22.5% for the first quarter of the prior year. The 3.5 percentage point decrease was due to an increase in occupancy costs of approximately 4.4 percentage points, as a result of the segment’s 16.7% sales decrease from the corresponding quarter of the prior year. This decrease was slightly offset by an increase in merchandise margins. Even with the Company’s plan to exit its Levi’s®/Dockers® business, the Company expects that it will be able to maintain this improved merchandise margin throughout the remainder of fiscal 2004.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses as a percentage of sales for the three months ended May 3, 2003 were 33.2% of sales as compared to 25.1% for the three months ended May 4, 2002. Below are SG&A expenses by segment for the three months ended May 3, 2003 and May 4, 2002, respectively. The corresponding percentages were calculated based on each segment’s respective sales base.

For the three months ended:	May 3, 2003		May 4, 2002
	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Casual Male business	$26.3	36.1%	—	—
Other Branded Apparel businesses	6.8	25.3%	$8.1	25.1%

Total Selling, General and Administrative Expenses	$33.1	33.2%	$8.1	25.1%

The increase in SG&A expenses as a percentage of sales for the three months ended May 3, 2003 was due principally to the addition of the Casual Male cost structure to the Company’s existing low cost base. For the three months ended May 3, 2003, SG&A expenses for the Casual Male business were approximately 36.1% of sales as compared to 39.9% on a pro forma basis for the corresponding period of the prior year. This improvement of 3.8 percentage points, or $5.0 million, is due to the Company’s cost reduction initiatives implemented last year. As a result of these initiatives, the Company has been able to reduce operating expenses by approximately $20 million on an annualized basis. Within the next 12 months, as planned systems enhancements are completed, the Company expects to achieve $25 million in annualized cost savings.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended May 3, 2003 increased $0.8 million to $2.1 million as compared to $1.3 million for the three months ended May 4, 2002. The increase over the prior year was due to the addition of approximately $52.9 million in assets acquired in connection with the Casual Male acquisition. The increase was offset partially by the $14.4 million in impaired assets which the Company wrote off in connection with the restructuring charges recorded in fiscal 2003 related to its Levi’s®/Dockers® and Candies® outlet businesses.

Interest Expense, Net

Net interest expense was $2.9 million for the three months ended May 3, 2003 as compared to $0.4 for the corresponding period in the prior year. The increase in interest expense was due to the increased debt levels of the Company as a result of the Casual Male acquisition. The Company issued approximately $50 million of long-term debt and borrowed approximately $30.2 million under the Credit Facility in connection with the acquisition. The Company also assumed a $12.2 million mortgage as part of the acquisition. The average annual interest rate of this additional debt is approximately 8.3% on an annualized basis.

Discontinued Operations

In accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company’s discontinued operations reflect the operating results for stores which have been closed as part of the Company’s plan to exit its Levi’s®/Dockers® and Candies® outlet businesses. The results for the quarter which ended May 4, 2002 have been reclassified to show the results of operations for the Company’s 21 closed Levi’s®/Dockers® outlet stores and the Candies® outlet store business as discontinued operations. Due to the consolidated tax position of the Company, no tax benefit or provision was realized on discontinued operations for the first quarters of fiscal 2004 and fiscal 2003. Below is a summary of the results of operations for these closed stores for the three months ended May 3, 2003 and May 4, 2002:

For the three months ended:	May 3, 2003	May 4, 2002
	(in thousands)
Sales	$301	$4,124
Gross profit, net of occupancy costs	(63)	737
Selling, general and administrative expenses	38	971
Depreciation and amortization	—	131

Operating loss	(101)	(365)
Income tax provision	—	—

Loss from discontinued operations	$(101)	$(365)

Income Taxes

In fiscal 2003, as a result of the net loss incurred by the Company and the potential that its remaining net deferred tax assets may not be realizable, the Company recorded an additional charge of approximately $8.0 million, fully reserving the Company’s deferred tax assets at February 1, 2003.

In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, for the three months ended May 3, 2003, the Company has fully reserved its first quarter tax benefit of approximately $992,000 until the Company is able to demonstrate its ability to fully utilize its deferred tax assets through profits.

At May 3, 2003, the Company has gross deferred tax assets of approximately $35.4 million, which relate principally to federal net operating loss carryforwards that expire from 2017 through 2023. The ability to reduce the Company’s corresponding valuation allowance of $35.4 million in the future is dependent upon the Company’s ability to achieve sustained taxable income, which would allow for the utilization of the deferred tax assets.

Net Loss

For the three months ended May 3, 2003, the Company reported a net loss of $2.8 million, or $(0.08) per diluted share, as compared to a net loss of $1.8 million, or $(0.12) per diluted share for the corresponding three months of the prior year.

Restructuring and Impairment of Assets—Fiscal 2003

During the second and fourth quarters of fiscal 2003, the Company recorded charges totaling $41.3 million related to the Company’s decision to downsize, with the intent of eventually exiting, its Levi’s®/Dockers® business, the Company’s transfer of its Candies® outlet business to Candies, Inc. and integration costs associated with the combination of the Casual Male and Designs businesses. Of the total $41.3 million in restructuring charges: (i) $7.8 million related to the Company’s fiscal 2003 discontinued operations which included the closing of 20 Levi’s®/Dockers® stores and the exiting of its Candies® outlet stores which were both completed in fiscal 2003; (ii) $21.9 million related to the future closing of the remaining Levi’s®/Dockers® stores; (iii) $3.6 million related to the integration plan to combine the operations of Casual Male with the Company; and (iv) $8.0 million related to the impairment of certain tax assets. Through the end of the first quarter of fiscal 2004, the Company had closed 21 Levi’s®/Dockers® stores and had completely transferred its Candies® outlet business to Candies, Inc.

SEASONALITY

Historically and consistent with the retail industry, the Company has experienced seasonal fluctuations in revenues and income, with increases traditionally occurring during the Company’s third and fourth quarters as a result of the “Fall” and “Holiday” seasons. The Company’s first quarter, which typically represents approximately 20 to 22 percent of its full year revenues, has historically been the Company’s lowest sales volume and as a result has historically resulted in a net operating loss.

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

For the first three months of fiscal 2004, cash used for operations was $11.7 million as compared to $5.4 million for the corresponding period of the prior year. The increase in cash used for operations of $6.3 million was primarily due to the increased size of the Company since the Casual Male acquisition and the timing of payments for various working capital accounts.

In addition to cash flow from operations, the Company’s other primary source of working capital is its credit facility with Fleet Retail Finance, Inc. (the “Credit Facility”). The Credit Facility, which was amended May 14, 2002 in connection with the financing of the Casual Male acquisition, provides for a total commitment of $120.0 million with a $20.0 million carve-out for standby and documentary letters of credit. The Credit Facility expires May 14, 2005. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets. The Company borrowed approximately $30.2 million under the Credit Facility in May 2002 to partially fund the Casual Male acquisition. At May 3, 2003, the Company had borrowings of approximately $68.5 million outstanding under the Credit Facility and had outstanding standby letters of credit totaling approximately $350,000 and outstanding documentary letters of credit of approximately $36,350, with unused availability of approximately $12.3 million. The Company anticipates that cash flow from operations and availability under the Credit Facility will be sufficient to meet all debt service requirements and operating needs of its business.

In addition to approximately $30.2 million of financing from the Credit Facility, the Company financed the Casual Male acquisition through the issuance of $82.5 million of additional equity and approximately $50 million of new long-term debt with detachable warrants. The Company also assumed a mortgage note in the principal amount of approximately $12.2 million for Casual Male Corp.’s corporate headquarters and distribution center in Canton, Massachusetts. See Note 2 to the Notes to Consolidated Financial Statements for the three months ended May 3, 2003.

At May 3, 2003, total inventory equaled $104.0 million compared to $103.2 million at February 1, 2003. The Company continues to effectively manage its inventory levels despite its sales decreases during the first quarter. The Company continues to focus on reducing its inventory levels, and, on a comparative basis, the Company’s inventory levels are down over 10% from the prior year. Inventory at May 3, 2003 is net of approximately $10.2 million in inventory reserves related to the exiting of its Levi’s®/Dockers® outlet stores.

Total cash outlays for capital expenditures for the first three months of fiscal 2004 were $2.0 million as compared to $0.5 million for the first three months of fiscal 2003. During the first three months of fiscal 2004, the Company opened three Casual Male Big & Tall outlet stores, three Casual Male Big & Tall retail stores and three EcKo Unltd.® outlet stores. The Company also relocated two of its existing Casual Male retail stores to more favorable locations during the first quarter of fiscal 2004. The Company expects that its total capital expenditures for fiscal 2004 will be between $12.0 to $15.0 million, of which approximately $6.0 million will relate to store expansion. The remaining planned capital expenditures relate to the Company’s new systems infrastructure, which includes new merchandising and distribution systems.

The Company’s expansion plans for the remainder of fiscal 2004 will focus on opening a total of seven Casual Male Big & Tall retail stores, nine Casual Male Big & Tall outlet stores and up to 17 EcKo Unltd.® outlet stores. The Company also plans to focus on expanding its catalog and e-commerce businesses.

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause the Company’s actual results to differ materially from such forward-looking statements. The Company encourages readers to refer to the Company’s Current Report on Form 8-K, previously filed with the Securities and Exchange Commission on September 17, 2002, which identifies certain risks and uncertainties that may have an impact on future earnings and the direction of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, the financial position and results of operations of the Company are routinely subject to a variety of risks, including market risk associated with interest rate movements on borrowings. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures.

The Company utilizes cash from operations and the Credit Facility to fund its working capital needs. The Credit Facility is not used for trading or speculative purposes. In addition, the Company has available letters of credit as sources of financing for its working capital requirements. Borrowings under the Credit Facility, which expires in May 2005, bear interest at variable rates based on FleetBoston, N.A.’s prime rate or the London Interbank Offering Rate (“LIBOR”). These interest rates at May 3, 2003 were 4.75% for prime based borrowings and included various LIBOR contracts with interest rates ranging from 3.99% to 4.32%. Based upon sensitivity analysis as of May 3, 2003, a 50 basis point increase in interest rates would result in a potential annual increase in interest expense of approximately $318,000.

Item 4. Controls and Procedures.

Within 90 days prior to the date of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of the evaluation date.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date the Company completed its evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

A. Exhibits:

3.1	Restated Certificate of Incorporation of the Company, as amended (included as Exhibit 3.1 to Amendment No. 3 of the Company’s Registration Statement on Form S-1 (No. 33-13402), and incorporated herein by reference).*

3.2	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated June 22, 1993 (included as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q dated June 17, 1996, and incorporated herein by reference).*

3.3	Certificate of Amendment to Restated Certificate of Incorporation dated August 8, 2002 (included as Exhibit 3.3 to the Company’s Quarterly Report On Form 10-Q dated September 17, 2002, and incorporated herein by reference).*

3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company establishing Series A Junior Participating Cumulative Preferred Stock dated May 1, 1995 (included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K dated May 1, 1996, and incorporated herein by reference).*

3.5	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series B Convertible Preferred Stock dated May 14, 2002 (included as Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

3.6	By-Laws of the Company, as amended (included as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q dated December 12, 2000, and incorporated herein by reference).*

10.1	1992 Stock Incentive Plan, as amended (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated September 18, 2001, and incorporated herein by reference).*

10.2	Third Amended and Restated Loan and Security Agreement dated as of May 14, 2002, by and among Fleet Retail Finance, Inc., as Administrative Agent and Collateral Agent, the Lenders identified therein, the Company, as Borrowers’ Representative, and the Company and Designs Apparel, Inc., as Borrowers (included as Exhibit 10.9 to the Company’s Current Report on Form 8-K/A filed on May 23, 2002, and incorporated herein by reference).*

10.3	Consulting Agreement dated as of December 15, 1999 between the Company and George T. Porter, Jr. (included as Exhibit 10.22 to the Company’s Annual Report Form 10-K dated April 28, 2000, and incorporated herein by reference).*

10.4	Consulting Agreement dated as of October 28, 1999 between the Company and Jewelcor Management, Inc. (included as Exhibit 10.20 to the Company’s Annual Report on Form 10-K dated April 28, 2000, and incorporated herein by Reference).*

10.5	Extension to Consulting Agreement, dated as of April 28, 2001, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q dated September 18, 2001, and incorporated herein by reference).*

10.6	Extension to Consulting Agreement, dated as of April 28, 2002, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q dated June 18, 2002, and incorporated herein by reference).*

10.7	Extension to Consulting Agreement, dated as of April 29, 2003, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.7 to the Company’s Annual Report on Form 10-K dated May 5, 2003, and incorporated herein by reference).*

10.8	Employment Agreement dated as of March 31, 2000 between the Company and David A. Levin (included as Exhibit 10.27 to the Company’s Annual Report on Form 10-K dated April 28, 2000, and incorporated herein by reference).*

10.9	First Amendment to Employment Agreement dated April 10, 2001 between the Company and David A. Levin (included as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q dated June 19, 2001, and incorporated herein by reference).*

10.10	Second Amendment to Employment Agreement dated as of January 10, 2003 between the Company and David A. Levin. (included as Exhibit 10.10 to the Company’s Annual Report on Form 10-K dated May 5, 2003, and incorporated herein by reference).*

10.11	Secured Promissory Note dated as of June 26, 2000 between the Company and David A. Levin (included as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q dated September 12, 2000, and incorporated herein by reference).*

10.12	Pledge and Security Agreement dated June 26, 2000 between the Company and David A. Levin (included as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q dated September 12, 2000, and incorporated herein by reference).*

10.13	Employment Agreement dated as of August 14, 2000 between the Company and Dennis R. Hernreich (included as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q dated September 12, 2000, and incorporated herein by reference).*

10.14	First Amendment to Employment Agreement dated April 25, 2001 between the Company and Dennis R. Hernreich (included as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q dated June 19, 2001, and incorporated herein by reference).*

10.15	Second Amendment to Employment Agreement dated as of January 10, 2003 between the Company and Dennis R. Hernreich (included as Exhibit 10.15 to the Company’s Annual Report on Form 10-K dated May 5, 2003, and incorporated herein by reference).*

10.16	Employment Agreement dated as of October 22, 2001 between the Company and Ronald N. Batts (included as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q dated December 14, 2001, and incorporated herein by reference).*

10.17	Agreement and General Release dated as of January 14, 2003 between the Company and Ronald N. Batts (included as Exhibit 10.17 to the Company’s Annual Report on Form 10-K dated May 5, 2003, and incorporated herein by reference).*

10.18	Employment Agreement dated as of August 19, 2002 between the Company and Stephen Gatsik (included as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q dated December 17, 2002, and incorporated herein by reference).*

10.19	Retail Store License Agreement dated as of January 9, 2002 between the Company and Candies, Inc. (included as Exhibit 10.23 to the Company’s Annual Report on Form 10-K dated May 1, 2002, and incorporated herein by reference).**

10.20	Retail Store License Agreement Amendment No. 1 dated January 15, 2002 between the Company and Candies, Inc. (included as Exhibit 10.24 to the Company’s Annual Report on Form 10-K dated May 1, 2002, and incorporated herein by reference).*

10.21	Asset Purchase Agreement entered into as of May 2, 2002, by and among the Company and Casual Male Corp. and certain subsidiaries (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

10.22	Amended and Restated Note Agreement, dated as of April 26, 2002, and amended and restated as of May 14, 2002, among the Company, certain subsidiaries of the Company and the purchasers identified therein (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

10.23	Form of 12% Senior Subordinated Note due 2007 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

10.24	Form of 5% Subordinated Note due April 26, 2007 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

10.25	Form of Warrant to Purchase Shares of Common Stock (aggregating 787,500 shares) (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

10.26	Form of Warrant to Purchase Shares of Common Stock (aggregating 927,500 shares,

subject to shareholder approval)(included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

10.27	Form of Warrant to Purchase Shares of Common Stock (aggregating 1,176,471 shares, subject to shareholder approval)(included as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

10.28	Registration Rights Agreement entered into as of April 26, 2002, by and between the Company and the persons identified therein (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

10.29	Sourcing Agreement dated May 1, 2002, between the Company and Kellwood Company (included as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed on June 18, 2002, and incorporated herein by reference).*

10.30	Form of Warrant to Purchase Shares of Common Stock (aggregating 500,000 shares) (included as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed on September 17, 2002, and incorporated herein by reference).*

18.1	Letter of Preferability from Ernst & Young dated June 13, 2001 (included as Exhibit 18.1 to the Company’s Form 10-Q dated June 19, 2001, and incorporated herein by reference).*

99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certain cautionary statements of the Company to be taken into account in conjunction with consideration and review of the Company’s publicly-disseminated documents (including oral statements made by others on behalf of the Company) that include forward looking information (included as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on September 17, 2002, and incorporated herein by reference).*

*	Previously filed with the Securities and Exchange Commission.
**	Material has been omitted from this exhibit pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.

B. Reports on Form 8-K:

A Current Report on Form 8-K was filed by the Company on May 22, 2003 to file its press release dated May 22, 2003 announcing the Company’s First Quarter of Fiscal 2004 results of operations. The Company’s press release, in addition to containing results that are determined in accordance with accounting principles generally accepted in the United States of America, also contained pro forma information, as if the Company operated its Casual Male business for the first quarter of the prior year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.

Date: June 16, 2003	By:	/s/ DENNIS R. HERNREICH
Dennis R. Hernreich
Executive Vice President and Chief Financial Officer

Casual Male Retail Group, Inc.

Certifications pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, David A. Levin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Casual Male Retail Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003

/s/ DAVID A.LEVIN

David A. Levin
Chief Executive Officer
(Principal Executive Officer)

I, Dennis R. Hernreich, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Casual Male Retail Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003

/s/ DENNIS R. HERNREICH

Dennis R. Hernreich
Chief Financial Officer
(Principal Financial and Accounting Officer)