Form 10-Q
period 2003-08-02
CASUAL MALE RETAIL GROUP INC
filed 2003-09-16
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 2, 2003

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

The number of shares of common stock outstanding as of September 12, 2003 was 35,948,695.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

August 2, 2003 and February 1, 2003

(In thousands, except share data)

	August 2, 2003	February 1, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,322	$4,692
Accounts receivable	3,840	6.989
Inventories	100,910	103,222
Prepaid expenses	10,282	2,700

Total current assets	119,354	117,603

Property and equipment, net of accumulated depreciation and amortization	66,267	64,062

Other assets:
Goodwill	50,677	50,698
Intangible assets	30,679	30,729
Other assets	4,045	3,853

Total assets	$271,022	$266,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,675	$2,940
Accounts payable	36,202	33,902
Accrued expenses and other current liabilities	20,293	24,338
Accrued liabilities for severance and store closings	5,361	6,172

Total current liabilities	65,531	67,352

Long-term liabilities:
Notes payable	50,314	55,579
Long-term debt, net of current portion	60,054	50,996
Other long-term liabilities	949	933

Total long-term liabilities	111,317	107,508

Total liabilities	176,848	174,860

Minority interest	3,127	1,018

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding at August 2, 2003 and February 1, 2003	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 39,085,133 and 38,867,000 shares issued at August 2, 2003 and February 1, 2003, respectively	391	389
Additional paid-in capital	149,003	146,892
Accumulated deficit	(46,201)	(44,104)
Treasury stock at cost, 3,171,930 and 3,119,236 shares at August 2, 2003 and February 1, 2003, respectively	(9,146)	(8,913)
Loan to executive	—	(197)
Accumulated other comprehensive loss	(3,000)	(3,000)

Total stockholders’ equity	91,047	91,067

Total liabilities and stockholders’ equity	$271,022	$266,945

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Sales	$112,034	$110,016	$211,500	$141,987
Cost of goods sold, including occupancy	71,915	71,922	136,013	96,703

Gross profit	40,119	38,094	75,487	45,284

Expenses:
Selling, general and administrative	34,207	32,723	67,330	40,764
Provision for impairment of assets, store closings and severance	—	7,250	—	7,250
Depreciation and amortization	2,206	2,801	4,268	4,062

Total expenses	36,413	42,774	71,598	52,076

Operating income (loss)	3,706	(4,680)	3,889	(6,792)

Interest expense, net	2,976	2,706	5,861	3,060

Income (loss) from continuing operations before minority interest and income taxes	730	(7,386)	(1,972)	(9,852)

Less:
Minority interest	(20)	—	(92)	—
Provision for income taxes	—	1,053	—	—

Income (loss) from continuing operations	750	(8,439)	(1,880)	(9,852)

Loss from discontinued operations	(92)	(4,476)	(217)	(4,858)

Net income (loss)	$658	$(12,915)	$(2,097)	$(14,710)

Net income (loss) per share—basic and diluted
Income (loss) from continuing operations	$0.02	$(0.52)	$(0.05)	$(0.64)
Loss from discontinued operations	(0.00)	(0.28)	(0.01)	(0.31)

Net income (loss)	$0.02	$(0.80)	$(0.06)	$(0.95)

Weighted average number of common shares outstanding
—Basic	35,839	16,050	35,796	15,421
—Diluted	36,891	16,050	35,796	15,421

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands and unaudited)

	Six Months Ended
	August 2, 2003	August 3, 2002
Cash flows from operating activities:
Net loss	$(2,097)	$(14,710)
Adjustments to reconcile net loss to net cash used for operating activities:
Loss from discontinued operations	217	4,858
Depreciation and amortization	4,268	4,062
Provision for store closings, impairment of assets and severance	—	7,250
Accretion of warrants	831	—
Issuance of common stock to related party	340	—
Issuance of common stock to Board of Directors	38	34
Minority interest	(92)	—
Gain on sale or disposal of fixed assets	—	34
Changes in operating assets and liabilities:
Accounts receivable	3,149	(4,193)
Inventories	6,278	(5,994)
Prepaid expenses	(7,582)	(767)
Other assets	(179)	(2,073)
Reserve for severance and store closings	(811)	—
Accounts payable	2,300	9,518
Accrued expenses and other current liabilities	(4,109)	(3,610)

Net cash provided by (used for) operating activities	2,551	(5,591)

Cash flows from investing activities:
Acquisition of Casual Male, net of cash acquired	—	(160,808)
Additions to property and equipment	(6,016)	(3,155)

Net cash used for investing activities	(6,016)	(163,963)

Cash flows from financing activities:
Net (repayments) borrowings under credit facility	(5,265)	42,369
Net principal payments on long-term debt	(1,001)	—
Proceeds from issuance of long term debt, net of discount	9,564	41,057
Proceeds from issuance of warrants	1,447	9,589
Proceeds from issuance of Series B preferred stock	—	76,569
Proceeds from issuance of common stock	—	5,862
Payment of equity transaction costs	—	(2,591)
Payments to minority equityholder of joint venture	(1,902)	—
Repurchase of common stock	(36)	—
Issuance of common stock under option program	288	119

Net cash provided by financing activities	3,095	172,974

Net change in cash and cash equivalents	(370)	3,420
Cash and cash equivalents:
Beginning of the period	4,692	—

End of the period	$4,322	$3,420

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC,

Notes to Consolidated Financial Statements

1.	Basis of Presentation

In the opinion of management of Casual Male Retail Group, Inc., a Delaware corporation formerly known as Designs, Inc. (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company’s audited consolidated financial statements for the fiscal year ended February 1, 2003 (included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on May 5, 2003).

The interim financial statements contain the results of operations of the Company’s Casual Male business, which consists of substantially all of the assets of Casual Male Corp. and certain of its subsidiaries (“Casual Male”), which assets were acquired by the Company on May 14, 2002. For a complete description of the Casual Male acquisition, see Note 2 below.

The information set forth in these statements may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s business historically has been seasonal in nature, and the results of the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Certain amounts for the three and six months ended August 3, 2002 have been reclassified to conform to the presentation for the three and six months ended August 2, 2003. These adjustments relate to the reclassification for discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). For further discussion regarding discontinued operations, see Note 6 below.

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2004, is a 52- week period ending on January 31, 2004.

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

In view of the significance of the Casual Male acquisition to the growth and future identity of the Company, at the Annual Meeting of Stockholders held on August 8, 2002, the Company’s stockholders approved the Board of Directors’ recommendation to change the Company’s name from “Designs, Inc.” to “Casual Male Retail Group, Inc.” The Company believes that the Casual Male business will be a primary future contributor to the Company’s overall business and that the name change was an important step to align the customer and investor identification of the Company with the Casual Male store concept. For the same reason, certain pro forma financial information for the Casual Male business is included below as if the Company had acquired the business on February 3, 2002.

The allocation of the Casual Male purchase price as disclosed by the Company for the fourth quarter of fiscal 2003 and for the fiscal year ended February 1, 2003 has been adjusted to reflect the final adjustments to certain asset valuations, which were revised during the first half of fiscal 2004. The final allocation of purchase price as of May 14, 2003 was as follows:

Debit (Credit) (in thousands)
Cash and cash equivalents	$193
Accounts receivable	1,398
Merchandise inventory	70,968
Prepaid expenses	2,129
Property and equipment	52,862
Other assets	3,424
Goodwill	50,677
Casual Male trademark	29,200
Customer lists	1,600
Accounts payable	(23,186)
Accrued expenses and other current liabilities	(6,864)
Accrual for estimated transaction and severance costs	(9,249)
Mortgage note	(12,151)

Total cash paid for assets acquired and liabilities assumed	$161,001

The Casual Male acquisition, along with the payment of certain related fees and expenses, was completed with funds provided by: (i) approximately $30.2 million in additional borrowings from the Company’s amended three-year $120.0 million senior secured credit facility with the Company’s bank, Fleet Retail Finance, Inc. (“Fleet”), (ii) $15.0 million from a three-year term loan with a subsidiary of Fleet, (iii) proceeds from the private placement of $24.5 million principal amount of 12% senior subordinated notes due 2007 together with detachable warrants to acquire 1,715,000 shares of the Company’s common stock at an exercise price of $0.01 per share, and additional detachable warrants to acquire 1,176,471 shares of common stock at an exercise price of $8.50 per share, (iv) proceeds from the private placement of $11.0 million principal amount of 5% senior subordinated notes due 2007, (v) approximately $82.5 million of proceeds from the private placement of approximately 1.4 million shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), and 180,162 shares of newly designated Series B Convertible Preferred Stock, par value $0.01 per share (which shares were automatically converted on August 8, 2002 into 18,016,200 shares of Common Stock), and (vi) the assumption of a mortgage note in the principal amount of approximately $12.2 million.

Below are the operating results from continuing operations, exclusive of discontinued operations, for the second quarter and first six months of fiscal 2004 compared to the pro forma results for the second quarter and first six months of fiscal 2003, assuming that the Casual Male acquisition had occurred on February 3, 2002:

For the three months ended: (unaudited, dollars in millions)	August 2, 2003			August 3, 2002
	Actual Casual Male business	Actual Other Branded Apparel businesses (1)	Actual Combined Company	Pro forma Casual Male business (2)	Actual Other Branded Apparel businesses (1)	Pro forma Combined Company
Sales	$78.9	$33.1	$112.0	$81.3	$36.6	$117.9
Gross margin, net of occupancy	32.2	7.9	40.1	34.2	7.5	41.7
Gross margin rate	40.8%	23.9%	35.8%	42.1%	20.5%	35.4%
Selling, general and Administrative expenses	26.4	7.8	34.2	28.8	8.6	37.4
Provision for impairment of assets, store closings and severance	—	—	—	—	7.3	7.3
Depreciation and amortization	1.6	0.6	2.2	1.9	1.2	3.1

Operating income (loss)	$4.2	$(0.5)	$3.7	$3.5	$(9.6)	$(6.1)

For the six months ended: (unaudited, dollars in millions)	August 2, 2003			August 3, 2002
	Actual Casual Male business	Actual Other Branded Apparel businesses (1)	Actual Combined Company	Pro forma Casual Male business (2)	Actual Other Branded Apparel businesses (1)	Pro forma Combined Company
Sales	$151.7	$59.8	$211.5	$159.7	$68.6	$228.3
Gross margin, net of occupancy	62.4	13.1	75.5	67.5	14.7	82.2
Gross margin rate	41.1%	21.9%	35.7%	42.3%	21.4%	36.0%
Selling, general and administrative expenses	52.6	14.7	67.3	60.2	16.7	76.9
Provision for impairment of assets, store closings and severance	—	—	—	—	7.3	7.3
Depreciation and amortization	3.1	1.2	4.3	4.2	2.4	6.6

Operating income (loss)	$6.7	$(2.8)	$3.9	$3.1	$(11.7)	$(8.6)

(1)	Other Branded Apparel businesses includes the operations of the Company’s Levi’s®/Dockers® business and EcKo Unltd.® outlet stores. The operating loss from continuing operations for the three and six months ended August 3, 2002, exclusive of results of closed stores which have been shown as discontinued operations, include a provision for impairment of assets, store closings and severance of $7.3 million, which were part of the total $11.1 million in charges recorded by the Company in the second quarter of fiscal 2003 and which are more fully discussed in Note 5. The remaining $3.8 million of the charge related to the closed stores and is included in the net loss from discontinued operations.
(2)	Pro forma results of the Casual Male business have been adjusted to eliminate the results of operations for closed store locations, which were not acquired by the Company.

The pro forma results have been prepared based on available information, using assumptions that the Company’s management believes are reasonable. Such pro forma results do not purport to represent the actual results of operations that would have reported if the Casual Male acquisition had occurred on February 3, 2002. The above results are also not necessarily indicative of the results that may be achieved in the future.

3.	Debt

Notes Payable-Credit Facility

The Company has a credit facility with Fleet, which facility was most recently amended on May 14, 2002 in connection with the financing of the Casual Male acquisition (as amended, the “Credit Facility”). The Credit Facility, which expires on May 14, 2005, principally provides for a total commitment of $120 million with the ability for the Company to issue documentary and standby letters of credit of up to $20 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets. The Company’s obligations under the Credit Facility are secured by a lien on all of its assets. The Credit Facility includes certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company. The Company was in compliance with all debt covenants under the Credit Facility at August 2, 2003.

At August 2, 2003, the Company had outstanding borrowings of approximately $50.3 million under the Credit Facility. Outstanding standby letters of credit were $875,000 and outstanding documentary letters of credit were approximately $1.3 million at August 2, 2003. Average borrowings outstanding under the Credit Facility during the first six months of fiscal 2004 were approximately $62.4 million, resulting in a corresponding average unused availability of approximately $11.9 million. At August 2, 2003, the unused availability was approximately $15.4 million.

Other Long-Term Debt

Components of other long-term debt are as follows:

(in thousands)
Term loan	$15,444
12% senior subordinated notes due 2007	16,812
5% senior subordinated notes due 2007	10,313
12% senior subordinated notes due 2010	9,980
Mortgage note	11,180

Total long-term debt	63,729
Less: current portion of long-term debt	(3,675)

Long-term debt, less current portion	$60,054

On May 14, 2002, the Company entered into a three-year term loan with Back Bay Capital, a subsidiary of Fleet. Interest on the term loan includes a 12% coupon, 3% paid-in-kind and a 3% annual commitment fee, for a total annual yield of 18%.

In May 2002, the Company also issued $24.5 million principal amount of 12% senior subordinated notes due 2007 through private placements. The carrying value of $16.8 million is net of the assigned value of unamortized warrants to acquire 1,715,000 shares of common stock at an exercise price of $0.01 per share and additional detachable warrants to acquire 1,176,471 shares of common stock at an exercise price of $8.50 per share. The total assigned value of the warrants of approximately $9.6 million, which has been reflected as a component of stockholder’s equity as a discount on the notes, is being amortized over the five-year life of the notes as interest expense. At August 2, 2003, the unamortized value of the warrants was $7.7 million.

Also in May 2002 the Company issued $11.0 million principal amount of 5% senior subordinated notes due 2007 through a private placement with the Kellwood Company, with whom the Company has entered into a product sourcing agreement. Since May 2003, the Company has been required to make principal payments in the amount of $687,500 at the end of each of its fiscal quarters through the remaining term of the notes. Accordingly, during the second quarter of fiscal 2004, the Company made its first quarterly principal payment in the amount of $687,500.

In connection with the Casual Male acquisition, the Company also assumed an outstanding mortgage note for real estate and buildings located in Canton, Massachusetts. The mortgage note, which bears interest at an annual rate of 9%, had an outstanding principal balance of $11.2 million at August 2, 2003.

Through the end of the second quarter of fiscal 2004, the Company issued through private placements approximately $11.4 million principal amount of 12% senior subordinated notes due 2010. A description of related party participation in these private placements is included in Note 10. Together with these notes, which were issued net of any commission for an aggregate purchase price equal to 96.5% of the principal amount, the Company also issued, through such private placements, detachable warrants to purchase 456,400 shares of Common Stock at exercise prices ranging from $4.76 to $5.35 per share. Such exercise prices represent the average of the closing prices of the Company’s Common Stock on the Nasdaq National Market for the period of 30 trading days ending prior to each of the respective issue dates. The assigned value of $1.4 million for these warrants has been reflected as a component of stockholders’ equity as a discount on such notes and is being amortized over the seven-year life of the notes as interest expense. Accordingly, the carrying value of $10.0 million is net of the unamortized assigned value for such warrants. The net proceeds from these issuances were used to reduce borrowings outstanding under the Credit Facility. Also in connection with these private placements, the Company obtained a consent from Fleet permitting the Company to issue such additional senior subordinated notes.

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

	Three months ended		Six months ended
	8/2/03	8/3/02	8/2/03	8/3/02
(in thousands)
Basic weighted average common shares outstanding	35,839	16,050	35,796	15,421
Stock options, excluding the effect of anti-dilutive options and warrants totaling 786 shares for the six months ended August 2, 2003 and 1,839 and 1,267 shares for the three and six months ended August 3, 2002, respectively	1,052	—	—	—

Diluted weighted average common shares outstanding	36,891	16,050	35,796	15,421

The following potential common stock equivalents were excluded from the computation of diluted earnings per share, in each case, because the exercise price of such options and warrants was greater than the average market price per share of Common Stock for the periods reported:

	Three months ended		Six months ended
	8/2/03	8/3/02	8/2/03	8/3/02
(in thousands)
Stock Options	220	118	1,688	118
Warrants	1,176	1,176	1,676	1,176

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”), an amendment of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Accordingly, the Company adopted the interim disclosure provisions of SFAS 148 in the first quarter of fiscal 2004.

The Company has elected the disclosure-only alternative prescribed in SFAS 123 and, accordingly, no compensation cost has been recognized. The Company has disclosed the pro forma net income or loss and per share amounts using the fair value based method. Had compensation costs for the Company’s grants for stock-based compensation been determined consistent with SFAS 123, the Company’s net income (loss) and income (loss) per share would have been as indicated below:

	Three months ended		Six months ended
	8/2/03	8/3/02	8/2/03	8/3/02
(In thousands, except per share amounts)
Net income (loss)—as reported	$658	$(12,915)	$(2,097)	$(14,710)
Net income (loss)—pro forma	$365	$(13,062)	$(2,642)	$(15,021)

Income (loss) per share—diluted as reported	$0.02	$(0.80)	$(0.06)	$(0.95)
Income (loss) per share—diluted pro forma	$0.01	$(0.81)	$(0.07)	$(0.97)

The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income or loss for future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the three and six months ended August 2, 2003 and August 3, 2002:

	August 2, 2003	August 3, 2002
Expected volatility	65.0%	89.6%
Risk-free interest rate	2.7%	2.7%
Expected life	4.5 yrs.	4.5 yrs.
Dividend rate	—	—

The weighted-average fair value of options granted in the first six months of fiscal 2004 and fiscal 2003 was $4.46 and $3.28, respectively.

5.	Restructuring, Store Closing and Impairment of Assets

During the second quarter of fiscal 2003, the Company recorded charges totaling $11.1 million related to the Company’s restructuring of its Levi’s®/Dockers® business and the integration of the Casual Male operations. Of the total $11.1 million in restructuring charges, $7.3 million relates to stores which are still open and therefore is reflected as part of the operating loss from continuing operations for the three and six months ended August 3, 2002. The remaining $3.8 million relates to stores which have closed and therefore is included in discontinued operations for the three and six months ended August 3, 2002.

In the fourth quarter of fiscal 2003, the Company recorded an additional charge totaling $30.2 million related to the Company’s decision to further downsize its Levi’s®/Dockers® business and to transfer its Candies® outlet stores to Candies, Inc. Of the total $41.3 million in restructuring charges incurred in fiscal 2003: (i) $7.8 million related to the Company’s fiscal 2003 discontinued operations, which included the closing of 20 Levi’s®/Dockers® stores and the exiting of its Candies® outlet stores, both of which were completed in fiscal 2003; (ii) $21.9 million related to the future closing of the remaining Levi’s®/Dockers® stores; (iii) $3.6 million related to the integration plan to combine the operations of Casual Male with those of the Company; and (iv) $8.0 million related to the impairment of certain tax assets. Through the end of the second quarter of fiscal 2004, the Company had closed 22 Levi’s®/Dockers® stores and had completely transferred its Candies® outlet business to Candies, Inc.

At August 2, 2003, the remaining reserve for Levi’s®/Dockers® store closings was $13.6 million. The reserve consisted of inventory reserves of $8.2 million, which have been netted against “Inventories” on the Consolidated Balance Sheet, and accruals for landlord settlements and other costs of $5.4 million, which are shown as “Accrued liabilities for severance and store closings” on the Consolidated Balance Sheet. Below is a table showing the changes in the components of the reserves from February 1, 2003 to August 2, 2003:

(in millions)	Balance at February 1, 2003	Net Provisions	Charges/Write-offs	Balance at August 2, 2003
Inventory reserves	$11.1	—	$(2.9)	$8.2
Accrued liabilities for severance and store closings	6.2	—	(0.8)	5.4

Total reserves	$17.3	—	$(3.7)	$13.6

6.	Discontinued Operations

In accordance with the provisions of SFAS 144, the Company’s discontinued operations reflect the operating results for stores which have been closed as part of the Company’s plan to exit its Levi’s®/Dockers® business and Candies® outlet business. The results for the first quarter of fiscal 2003 have been reclassified to show the results of operations for the Company’s 22 closed Levi’s®/Dockers® outlet stores and the Candies® outlet store business as discontinued operations. Included in the results of discontinued operations for three and six months ended August 3, 2002 is $3.8 million of the total $11.1 million in restructuring charges recorded in the second quarter of fiscal 2003. Of that $3.8 million, $3.1 million reflects inventory liquidation costs of the closed stores and is included in cost of sales. Also, due to the consolidated tax position of the Company, no tax benefit or provision was realized on discontinued operations for either the three-month or the six-month period ended August 3, 2002.

Below is a summary of the results of operations for these closed stores for the three and six months ended August 2, 2003 and August 3, 2002:

	For the three months ended		For the six months ended
(in thousands)	8/2/03	8/3/02	8/2/03	8/3/02
Sales	$559	$5,674	$1,094	$10,145
Gross profit, net of occupancy	(27)	(2,228)	(62)	(1,423)
Selling, general and administrative expenses	65	1,336	155	2,373
Provision for impairment of assets, store closings and severance	—	735	—	735
Depreciation and amortization	—	177	—	327

Operating loss	92	4,476	217	4,858
Income tax provision	—	—	—	—

Loss from discontinued operations	$92	$4,476	$217	$4,858

7.	Income Taxes

In fiscal 2003, as a result of the net loss incurred by the Company and the potential that its remaining net deferred tax assets may not be realizable, the Company recorded a non-cash charge of approximately $8.0 million, fully reserving the Company’s deferred tax assets at February 1, 2003.

At August 2, 2003, the Company had total gross deferred tax assets of approximately $35.3 million, which are fully reserved. These tax assets principally relate to federal net operating loss carryforwards that expire from 2017 through 2023. The ability to reduce the Company’s corresponding valuation allowance of $35.3 million in the future is dependent upon the Company’s ability to achieve sustained taxable income, which would allow for the utilization of the deferred tax assets.

8.	Minority Interest

Since March 2002, the Company has operated a joint venture with EcKo Complex, LLC (“EcKo”) under which the Company, a 50.5% partner, owns and manages retail outlet stores bearing the name EcKo Unltd.® and featuring EcKo® brand merchandise. EcKo, a 49.5% partner, contributes to the joint venture the use of its trademark and the merchandise requirements, at cost, of the retail outlet stores. The Company contributes all real estate and operating requirements of the retail outlet stores, including, but not limited to, the real estate leases, payroll needs and advertising. Each partner shares in the operating profits of the joint venture, after each partner has received reimbursements for its cost contributions. Under the terms of the agreement, the Company must maintain a prescribed store opening schedule and open 75 stores over a six-year period in order to maintain the joint venture’s exclusivity. At certain times during the term of the agreement, the Company may exercise a put option to sell its share of the retail joint venture, and EcKo has an option to acquire the Company’s share of the retail joint venture at a price based on the performance of the retail outlet stores. As of August 2, 2003, the Company has opened a total of 16 EcKo Unltd.® outlet stores pursuant to its joint venture arrangement.

For financial reporting purposes, the joint venture’s assets, liabilities, and results of operations are consolidated with those of the Company, and EcKo’s 49.5% ownership in the joint venture is included in the Company’s consolidated financial statements as a minority interest. For the three and six months ended August 2, 2003, the joint venture had sales of approximately $3.7 million and $5.7 million, respectively. For the six months ended August 2, 2003, EcKo contributed approximately $4.1 million of merchandise to the joint venture.

9.	Segment Information

Since the Casual Male acquisition in May 2002, the Company has operated its business under two reportable segments: (i) the Casual Male business and (ii) the Other Branded Apparel businesses.

Casual Male business: This segment includes the Company’s 412 Casual Male Big & Tall retail stores, 64 Casual Male Big & Tall outlet stores, and its Casual Male catalog and e-commerce businesses.

Other Branded Apparel businesses: This segment includes the Company’s remaining 80 Levi’s®/Dockers® outlet stores and its 16 EcKo Unltd.® outlet stores.

As discussed in Note 5, the Company is in the process of exiting its Levi’s®/Dockers® outlet business. There were no results of operations for the Company’s Candies® outlet business for the three and six months ended August 2, 2003 since the stores were transferred to Candies, Inc. at the end of fiscal 2003.

The accounting policies of the reportable segments are consistent with the consolidated financial statements of the Company. The Company evaluates individual store profitability in terms of a store’s “Operating Profit”, which is defined by the Company as gross margin less occupancy costs, direct selling costs and an allocation of indirect selling costs. Below are the results of operations on a segment basis for the three and six months ended August 2, 2003 and August 3, 2002, respectively.

	For the three months ended August 2, 2003			For the three months ended August 3, 2002
	Casual Male business	Other Branded Apparel businesses	Total	Casual Male business	Other Branded Apparel businesses	Total
(in millions)
Statement of Operations:
Sales	$78.9	$33.1	$112.0	$73.4	$36.6	$110.0
Gross margin	32.2	7.9	40.1	30.6	7.5	38.1
Selling, general and administrative	26.4	7.8	34.2	24.1	8.6	32.7
Provision for store closing, impairment of assets and severance	—	—	—	—	7.3	7.3
Depreciation and amortization	1.6	0.6	2.2	1.6	1.2	2.8

Operating income (loss)	$4.2	$(0.5)	$3.7	4.9	$(9.6)	$(4.7)

Reconciliation to net income (loss):
Interest expense, net			3.0			2.7
Minority interest			(0.0)			—
Income tax provision			—			1.0

Net income (loss) from continuing Operations			0.8			(8.4)
Loss from discontinued operations			(0.1)			(4.5)

Net income (loss)			$0.7			$(12.9)

	For the six months ended August 2, 2003			For the six months ended August 3, 2002
	Casual Male business	Other Branded Apparel businesses	Total	Casual Male business	Other Branded Apparel businesses	Total
Statement of Operations:
Sales	$151.7	$59.8	$211.5	$73.4	$68.6	$142.0
Gross margin	62.4	13.1	75.5	30.6	14.7	45.3
Selling, general and administrative	52.6	14.7	67.3	24.1	16.7	40.8
Provision for store closing, impairment of assets and severance	—	—	—	—	7.3	7.3
Depreciation and amortization	3.1	1.2	4.3	1.6	2.4	4.0

Operating income (loss)	$6.7	$(2.8)	$3.9	4.9	$(11.7)	$(6.8)

Reconciliation to net income (loss):
Interest expense, net			$5.9			$3.0
Minority interest			(0.1)			—
Income tax provision			—			—

Net income (loss) from continuing operations			(1.9)			(9.8)
Loss from discontinued operations			(0.2)			(4.9)

Net income (loss)			$(2.1)			$(14.7)

Balance Sheet:
Inventories	$66.5	$34.4	$100.9	$64.5	$70.5	$135.0
Fixed assets	59.1	7.2	66.3	60.0	13.1	73.1
Goodwill and other intangible assets	81.4	—	81.4	66.7	—	66.7
Trade accounts payable	29.9	6.3	36.2	29.1	16.2	45.3
Capital expenditures	4.2	1.8	6.0	0.6	2.6	3.2

10.	Related Party Transactions

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

Effective May 1, 2003, the Compensation Committee increased the annual compensation to JMI by $50,000, from $276,000 to $326,000. The increase of $50,000 for fiscal 2004 was paid to JMI through the issuance of 12,820 non-forfeitable and fully vested shares of Common Stock. In addition, on July 1, 2003, the Board of Directors of the Company approved a $150,000 bonus to JMI, payable in cash.

Fiscal 2004 Private Placement Debt Issuances

During the second quarter of fiscal 2004, the Company issued through private placements approximately $11.4 million principal amount of 12% senior subordinated notes due 2010, which notes were issued net of any commission for an aggregate purchase price equal to 96.5% of the principal amount. Certain of such issuances were to existing investors in the Company, including $1.5 million of such notes to JMI, $250,000 of such notes to Marc Holtzman (a son of Seymour Holtzman), and $2.5 million of such notes to Clark Partners I, L.P. Stephen Duff, a director of the Company, is the Treasurer of Ninth Floor Corporation, the general partner of Clark Partners I, L.P., and is also the Chief Investment Officer of The Clark Estates, Inc. Another $2.5 million of such notes were issued to Baron Asset Fund, an affiliate of Baron Capital Group, Inc., which is the beneficial holder of approximately 8.4% of the outstanding Common Stock of the Company.

Together with these notes, the Company also issued through such private placements detachable warrants to purchase 456,400 shares of the Company’s Common Stock. JMI received warrants to purchase 60,000 shares of Common Stock, Marc Holtzman received warrants to purchase 10,000 shares of Common Stock, and each of Clark Partners I, L.P. and Baron Asset Fund received warrants to purchase 100,000 shares of Common Stock. The exercise price of these warrants was $4.76 per share, the average of the closing prices of the Company’s Common Stock on the Nasdaq National Market for the period of 30 trading days ended July 1, 2003.

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

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

RESULTS OF OPERATIONS

The following discussion of the Company’s results of operations include the results of the Casual Male business from May 14, 2002, the date of the Casual Male acquisition. Since the acquisition of Casual Male, the Company has defined its business as two reportable business segments: (i) the Casual Male business and (ii) the Other Branded Apparel businesses (“Other Apparel”). The Company’s Casual Male business includes its retail and outlet Casual Male Big & Tall stores, and its catalog and e-commerce businesses. Other Apparel includes the Company’s Levi’s®/Dockers® outlet stores and its EcKo Unltd.® outlet stores.

Because of the substantial materiality of the Casual Male business to the Company’s consolidated results of operations for the first six months of fiscal 2004, the Company has included the following table, which highlights operating income/(loss) by business segment and includes pro forma results from operations for the three and six months ended August 3, 2002. These pro forma results assume that the Company acquired Casual Male on February 3, 2002. Management believes that this information is necessary in order to provide a complete and balanced discussion of the results of operations for the three and six months ended August 2, 2003 as compared to the prior year. The following pro forma financial tables were prepared based on available information, using assumptions that the Company’s management believes are reasonable. The pro forma results do not purport to represent the actual results of operations that would have occurred if the Casual Male acquisition had occurred on the date on February 3, 2002, and they are not necessarily indicative of the results that may be achieved in the future.

Financial Highlights—Operating income (loss) by business segment (dollars in millions)

	For the three months ended
	August 2, 2003 (actual)			August 3, 2002 (actual)			August 3, 2002 (pro forma)
	Casual Male	Other Apparel	Total	Casual Male	Other Apparel	Total	Casual Male	Other Apparel	Total
Sales	$78.9	$33.1	$112.0	$73.4	$36.6	$110.0	$81.3	$36.6	$117.9
as a percent of total sales	70.4%	29.6%		66.7%	33.3%		69.0%	31.0%
Gross margin	32.2	7.9	40.1	30.6	7.5	38.1	34.2	7.5	41.7
gross margin rate	40.8%	23.9%	35.8%	41.7%	20.5%	34.6%	42.1%	20.5%	35.4%
Selling, general and administrative	26.4	7.8	34.2	24.1	8.6	32.7	28.8	8.6	37.4
as a percentage of sales	33.5%	23.6%	30.5%	32.8%	23.5%	29.7%	35.4%	23.5%	31.7%
Provision for impairment of assets store closing, and severance	—	—	—	—	7.3	7.3	—	7.3	7.3
Depreciation and amortization	1.6	0.6	2.2	1.6	1.2	2.8	1.9	1.2	3.1

Operating income (loss)	$4.2	$(0.5)	$3.7	$4.9	$(9.6)	$(4.7)	$3.5	$(9.6)	$(6.1)

	For the six months ended
	August 2, 2003 (actual)			August 3, 2002 (actual)			August 3, 2002 (pro forma)
	Casual Male	Other Apparel	Total	Casual Male	Other Apparel	Total	Casual Male	Other Apparel	Total
Sales	$151.7	$59.8	$211.5	$73.4	$68.6	$142.0	$159.7	$68.6	$228.3
as a percent of total sales	71.7%	28.3%		51.7%	48.3%		70.0%	30.0%
Gross margin	62.4	13.1	75.5	30.6	14.7	45.3	67.5	14.7	82.2
gross margin rate	41.1%	21.9%	35.7%	41.7%	21.4%	31.9%	42.3%	21.4%	36.0%
Selling, general and administrative	52.6	14.7	67.3	24.1	16.7	40.8	60.2	16.7	76.9
as a percentage of sales	34.7%	24.6%	31.8%	32.8%	24.3%	28.7%	37.7%	24.3%	33.7%
Provision for impairment of assets store closing, and severance	—	—	—	—	7.3	7.3	—	7.3	7.3
Depreciation and amortization	3.1	1.2	4.3	1.6	2.4	4.0	4.2	2.4	6.6

Operating income (loss)	$6.7	$(2.8)	$3.9	$4.9	$(11.7)	$(6.8)	$3.1	$(11.7)	$(8.6)

Sales

For the second quarter of fiscal 2004, the Casual Male business had sales of $78.9 million. On a pro forma basis, this compares to sales for the second quarter of fiscal 2003 of $81.3 million, or a decrease of 3.0%. For the six months ended August 2, 2003, the Casual Male business had sales of $151.7 million, compared to sales for the six months ended August 3, 2002, on a pro forma basis, of $159.7 million, or a decrease of 5.0%. On a pro forma basis, comparable store sales for the Casual Male business decreased 2.3% for the second quarter of fiscal 2004 and 3.6% for the six months ended August 2, 2003. Comparable stores are those stores that have been open for at least 13 months. The Company has several major merchandising initiatives that are directed toward improving sales and which are expected to be introduced into the stores in the second half of fiscal 2004. These merchandising initiatives include such plans as new key item merchandising strategy, extended sizes toward the tall customer, and the expansion of its young men’s assortments.

Other Apparel, exclusive of stores closed as described below under “Discontinued Operations”, experienced a 12.8% decrease in sales for the first six months of fiscal 2004 as compared to the first six months of fiscal 2003. This decrease, which primarily relates to the Levi’s®/Dockers® outlet stores, continues to be primarily due to the erosion of the Levi Strauss & Co. brands. The Company’s exit strategy for its Levi’s®/Dockers® outlet stores has also had a negative impact on sales in these stores. The Other Apparel segment also had sales of approximately $5.7 million for the first six months of fiscal 2004 from the Company’s 16 EcKo Unltd.® outlet stores, which continue to perform above management’s original expectations.

Gross Profit Margin

For the second quarter of fiscal 2004, the gross margin rate for the Casual Male business, inclusive of occupancy costs, was 40.8%, which was a decrease of 1.3 percentage points, on a pro forma basis, compared to a gross margin rate of 42.1% for the second quarter of fiscal 2003. This decrease was primarily attributable to increased markdowns used to reduce spring inventory levels. For the six months ended August 2, 2003, the gross margin rate for the Casual Male business of 41.1% decreased 1.2 percentage points, on a pro forma basis, compared to a gross margin rate of 42.3% for the six months ended August 3, 2002. This decrease was mainly attributable to increased occupancy costs and sales declines.

The gross margin rate for Other Apparel was 23.9% for the second quarter of fiscal 2004 as compared to 20.5% for the second quarter of the prior year. For the six months ended August 2, 2003, the gross margin rate for Other Apparel was 21.9% as compared to 21.4% for the six months ended August 3, 2002. Even with the Company’s plan to exit its Levi’s®/Dockers® business, the Company expects that it will be able to maintain this improved merchandise margin throughout the remainder of fiscal 2004.

Selling, General and Administrative Expenses

On a consolidated basis, selling, general and administrative (“SG&A”) expenses as a percentage of sales for the second quarter of fiscal 2004 were 30.5% of sales as compared to 29.7% for the second quarter of fiscal 2003. For the six months ended August 2, 2003, SG&A expenses were 31.8% of sales as compared to 28.7% for the six months ended August 3, 2002.

On a pro forma basis, for the six months ended August 2, 2003, as compared to the six months ended August 3, 2002, the Company reduced SG&A expenses by approximately $9.6 million, of which approximately $7.6 million was from the Casual Male business.

Depreciation and Amortization

Depreciation and amortization expense for the second quarter of fiscal 2004 was $2.2 million as compared to $2.8 million for the second quarter of fiscal 2003. This decrease was primarily the result of $14.4 million in impaired assets of the Levi’s®/Dockers® business which were written down in fiscal 2003. This decrease was partially offset by an increase due to new store openings. For the six months ended August 2, 2003, depreciation and amortization was $4.3 million as compared to $4.0 million for the corresponding six-month period of the prior year. This increase was due to the addition of approximately $52.9 million in assets from the Casual Male acquisition, partially offset by $14.4 million of impairment charges recorded during fiscal 2003.

Restructuring and Impairment of Assets–Fiscal 2003

During the second quarter of fiscal 2003, the Company recorded charges totaling $11.1 million related to the Company’s restructuring of its Levi’s®/Dockers® business and the integration of the Casual Male operations. Of the total $11.1 million in restructuring charges, $7.3 million relates to stores which are still open and therefore is reflected as part of the operating loss from continued operations for the three and six months ended August 3, 2002. The remaining $3.8 million relates to stores which have closed and therefore is included in discontinued operations for the three and six months ended August 3, 2002.

In the fourth quarter of fiscal 2003, the Company recorded additional charges of $30.2 million related to the Company’s decision to further downsize its Levi’s®/Dockers® business and transfer its Candies® outlet stores to Candies, Inc., resulting in total charges of approximately $41.3 million in fiscal 2003. For more information on these charges, see Note 5 to the Consolidated Financial Statements for the three and six months ended August 2, 2003.

Interest Expense, Net

Net interest expense was $3.0 million for the second quarter of fiscal 2004 as compared to $2.7 million for the second quarter of fiscal 2003. The increase in interest expense was due to increased average borrowings in fiscal 2004 under the Company’s credit facility with Fleet Retail Finance, Inc. (“Fleet”), which facility was most recently amended on May 14, 2002 in connection with the financing of the Casual Male acquisition (as amended the “Credit Facility”). For the six months ended August 2, 2003, net interest expenses was $5.9 million as compared to $3.1 million for the six months ended August 3, 2002. This majority of this increase was the result of the Company’s issuance of approximately $50.0 million of long-term debt and of increased borrowings of approximately $30.2 million under the Credit Facility in connection with the financing of the Casual Male acquisition. The Company also assumed a $12.2 million mortgage as part of the acquisition.

Discontinued Operations

In accordance with the provisions of SFAS 144, the Company’s discontinued operations reflect the operating results for stores which have been closed as part of the Company’s plan to exit its Levi’s®/Dockers® business and Candies® outlet business. The results for the first quarter of fiscal 2003 have been reclassified to show the results of operations for the Company’s 22 closed Levi’s®/Dockers® outlet stores and the Candies® outlet store business as discontinued operations. Included in the results of discontinued operations for three and six months ended August 3, 2002 is $3.8 million of the total $11.1 million in restructuring charges recorded in the second quarter of fiscal 2003. Of that $3.8 million, $3.1 million, which is included in gross profit, reflects inventory liquidation costs of the closed stores. Also, due to the consolidated tax position of the Company, no tax benefit or provision was realized on discontinued operations for either period. For more information on these charges, see Note 6 to the Consolidated Financial Statements for the three and six months ended August 2, 2003.

Income Taxes

In fiscal 2003, as a result of the net loss incurred by the Company and the potential that its remaining net deferred tax assets may not be realizable, the Company recorded a non-cash charge of approximately $8.0 million, fully reserving the Company’s deferred tax assets at February 1, 2003.

At August 2, 2003, the Company had total gross deferred tax assets of approximately $35.3 million, which are fully reserved. These tax assets principally relate to federal net operating loss carryforwards that expire from 2017 through 2023. The ability to reduce the Company’s corresponding valuation allowance of $35.3 million in the future is dependent upon the Company’s ability to achieve sustained taxable income, which would allow for the utilization of the deferred tax assets.

Net Income (Loss)

For the second quarter of fiscal 2004 the Company reported net income of $658,000 or $0.02 per diluted share, as compared to a net loss of $12.9 million or $(0.80) per diluted share for the second quarter of fiscal 2003. For the six months ended August 2, 2003, the Company reported a net loss of $2.1 million or $(0.06) per diluted share as compared to a net loss of $14.7 million or $(0.95) per diluted share for the six months ended August 3, 2002. The results for the three and six months ended August 3, 2002 include $11.1 million in charges related to the Company’s decision to downsize its Levi’s®/Dockers® business and also includes certain integration costs.

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

For the first six months of fiscal 2004, cash provided by operating activities was $2.5 million as compared to cash used for operating activities of $5.6 million for the corresponding period of the prior year. This $8.1 million improvement in cash from operations was primarily due to increased profitability from continuing operations in fiscal 2004.

In addition to cash flow from operations, the Company’s other primary source of working capital is the Credit Facility with Fleet. The Credit Facility, which was amended May 14, 2002 in connection with the financing of the Casual Male acquisition, provides for a total commitment of $120.0 million with a $20.0 million carve-out for standby and documentary letters of credit. The Credit Facility expires May 14, 2005. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets. The Company borrowed approximately $30.2 million under the Credit Facility in May 2002 to partially fund the Casual Male acquisition. At August 2, 2003, the Company had borrowings of approximately $50.3 million outstanding under the Credit Facility. The Company anticipates that cash flow from operations and availability under the Credit Facility will be sufficient to meet all debt service requirements and operating needs of its business.

In addition to approximately $30.2 million of financing from the Credit Facility, the Company financed the Casual Male acquisition through the issuance of $82.5 million of additional equity and approximately $50 million of new long-term debt with detachable warrants. The Company also assumed a mortgage note in the principal amount of approximately $12.2 million for Casual Male Corp.’s corporate headquarters and distribution center in Canton, Massachusetts. See Note 2 to the Consolidated Financial Statements for the three and six months ended August 2, 2003.

During the second quarter of fiscal 2004, the Company issued through private placements approximately $11.4 million principal amount of 12% senior subordinated notes due 2010. A description of related party participation in these private placements is included in Note 10 to the Consolidated Financial Statements for the three and six months ended August 2, 2003. Together with these notes, which were issued net of any commission for an aggregate purchase price equal to 96.5% of the principal amount, the Company also issued, through such private placements, detachable warrants to purchase 456,400 shares of Common Stock at exercise prices ranging from $4.76 to $5.35 per share. Such exercise prices represent the average of the closing prices of the Company’s Common Stock on the Nasdaq National Market for the period of 30 trading days ending prior to each of the respective issue dates. The assigned value of $1.4 million for these warrants has been reflected as a component of stockholder’s equity as a discount on such notes and is being amortized over the seven-year life of the notes as interest expense. Accordingly, the carrying value of $10.0 million is net of the unamortized assigned value for such warrants. The net proceeds from these senior subordinated notes were used to reduce borrowings outstanding under the Credit Facility.

At August 2, 2003, total inventory equaled $100.9 million compared to $103.2 million at February 1, 2003. The Company continues to effectively manage its inventory levels despite its sales decreases during the first six months of fiscal 2004. The Company continues to focus on reducing its inventory levels, and, on a comparative basis, the Company’s inventory levels are down over 25% from the prior year. Inventory at August 2, 2003 is net of approximately $8.2 million in inventory reserves related to the Company’s exiting of its Levi’s®/Dockers® outlet stores.

Total cash outlays for capital expenditures for the first six months of fiscal 2004 were $6.0 million as compared to $3.2 million for the first six months of fiscal 2003. During the first six months of fiscal 2004, the Company opened six Casual Male Big & Tall outlet stores, five Casual Male Big & Tall retail stores and 10 EcKo Unltd.® outlet stores. The Company also relocated two of its existing Casual Male Big & Tall retail stores to more favorable locations during the first quarter of fiscal 2004. The Company expects that its total capital expenditures for fiscal 2004 will be between $12.0 to $14.0 million, of which approximately $8.5 million will relate to store expansion. The remaining planned capital expenditures relate to the Company’s management information systems, which includes new merchandising and distribution systems.

The Company’s expansion plans for the remainder of fiscal 2004 will focus on opening another eight Casual Male Big & Tall retail stores, three additional Casual Male Big & Tall outlet stores and five more EcKo Unltd.® outlet stores and one EcKo Unltd.® retail store. The Company also plans to focus on expanding its catalog and e-commerce businesses.

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

The Company utilizes cash from operations and the Credit Facility to fund its working capital needs. The Credit Facility is not used for trading or speculative purposes. In addition, the Company has available letters of credit as sources of financing for its working capital requirements. Borrowings under the Credit Facility, which expires in May 2005, bear interest at variable rates based on FleetBoston, N.A.’s prime rate or the London Interbank Offering Rate (“LIBOR”). These interest rates at August 2, 2003 were 4.50% for prime based borrowings and included various LIBOR contracts with interest rates ranging from 3.99% to 4.03%. Based upon sensitivity analysis as of August 2, 2003, a 50 basis point increase in interest rates would result in a potential annual increase in interest expense of approximately $312,000.

Item 4. Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this quarterly report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting that has occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on August 7, 2003. The matters submitted to a vote of the Company’s stockholders were (i) the election of eight directors, (ii) amendments to the Company’s 1992 Stock Incentive Plan, and (iii) the ratification of Ernst & Young LLP as independent auditors for the Company for the current fiscal year.

(i)	The Company’s Stockholders elected eight directors to hold office until the 2004 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The results of the voting were as follows:

Directors	Votes FOR	Votes AGAINST
Seymour Holtzman	25,255,273	3,109,382

David A. Levin	25,276,093	3,088,562

Alan S. Bernikow	26,224,446	2,140,209

Jesse Choper	25,996,588	2,368,067

Stephen M. Duff	24,843,928	3,520,727

Frank J. Husic	23,897,128	4,467,527

Joseph Pennacchio	25,996,638	2,368,017

George T. Porter, Jr.	25,996,338	2,368,317

(ii)	The Company’s stockholders approved amendments to the Casual Male Retail Group, Inc. 1992 Stock Incentive Plan. The results of the voting were as follows:

Votes FOR	Votes AGAINST	Votes UNVOTED	Votes ABSTAINED
14,749,811	6,360,949	7,245,065	8,830

(iii)	The Company’s stockholders also ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the current fiscal year. The results of the voting were as follows:

Votes FOR	Votes AGAINST	Votes ABSTAINED
28,332,414	25,636	6,605

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

A. Exhibits:

10.1	Amendment to Consulting Agreement, effective as of May 1, 2003, between the Company and Jewelcor Management, Inc.

10.2	Third Amendment to Employment Agreement, dated July 9, 2003, between the Company and David A. Levin.

10.3	Third Amendment to Employment Agreement, dated July 9, 2003, between the Company and Dennis R. Hernreich.

10.4	Note Agreement, dated as of July 2, 2003, among the Company, certain subsidiaries of the Company, and the Initial Purchasers identified on the signature pages thereto (the “Note Agreement”).

10.5	Form of 12% Senior Subordinated Note due 2010.

10.6	Form of Warrant issued to the Initial Purchasers under the Note Agreement.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain cautionary statements of the Company to be taken into account in conjunction with consideration and review of the Company’s publicly-disseminated documents (including oral statements made by others on behalf of the Company) that include forward looking information (included as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on September 17, 2002, and incorporated herein by reference). *

*	Previously filed with the Securities and Exchange Commission.

B. Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.

Date: September 16, 2003	By: /S/ DENNIS R. HERNREICH
Dennis R. Hernreich
Executive Vice President and Chief Financial Officer