Form 10-Q
period 2003-11-01
CASUAL MALE RETAIL GROUP INC
filed 2003-12-09
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 1, 2003

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

The number of shares of common stock outstanding as of December 1, 2003 was 35,059,339.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	November 1, 2003	February 1, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,169	$4,692
Accounts receivable	4,120	6,989
Inventories	119,891	103,222
Prepaid expenses	6,352	2,700

Total current assets	136,532	117,603
Property and equipment, net of accumulated depreciation and amortization	67,020	64,062
Other assets:
Goodwill	50,677	50,698
Other intangible assets	30,654	30,729
Other assets	4,276	3,853

Total assets	$289,159	$266,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,695	$2,940
Accounts payable	47,672	33,902
Accrued expenses and other current liabilities	20,737	24,338
Accrued liabilities for severance and store closings	4,957	6,172

Total current liabilities	77,061	67,352

Long-term liabilities:
Notes payable	49,474	55,579
Long-term debt, net of current portion	64,555	50,996
Other long-term liabilities	959	933

Total long-term liabilities	114,988	107,508

Total liabilities	192,049	174,860

Minority interest	3,406	1,018

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding at November 1, 2003 and February 1, 2003	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 39,219,248 and 38,867,000 shares issued at November 1, 2003 and February 1, 2003, respectively	392	389
Additional paid-in capital	152,862	146,892
Accumulated deficit	(47,404)	(44,104)
Treasury stock at cost, 3,171,930 and 3,119,236 shares at November 1, 2003 and February 1, 2003, respectively	(9,146)	(8,913)
Loan to executive	—	(197)
Accumulated other comprehensive loss	(3,000)	(3,000)

Total stockholders’ equity	93,704	91,067

Total liabilities and stockholders’ equity	$289,159	$266,945

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	11/1/2003	11/2/2002	11/1/2003	11/2/2002
Sales	$114,029	$119,037	$325,529	$261,024
Cost of goods sold, including occupancy	73,331	77,378	209,344	174,081

Gross profit	40,698	41,659	116,185	86,943
Expenses:
Selling, general and administrative	35,700	36,521	103,028	77,278
Provision for impairment of assets, store closings and severance	—	—	—	7,250
Depreciation and amortization	2,405	2,355	6,674	6,417

Total expenses	38,105	38,876	109,702	90,945

Operating income (loss)	2,593	2,783	6,483	(4,002)
Other expenses	425	—	425	—
Interest expense, net	3,135	3,170	8,996	6,229

Loss from continuing operations before minority interest and income taxes	(967)	(387)	(2,938)	(10,231)
Less:
Minority interest	147	132	55	131
Provision for income taxes	—	—	—	—

Loss from continuing operations	(1,114)	(519)	(2,993)	(10,362)
Income (loss) from discontinued operations	(90)	189	(307)	(4,669)

Net loss	$(1,204)	$(330)	$(3,300)	$(15,031)

Net income (loss) per share - basic and diluted
Loss from continuing operations	$(0.03)	$(0.02)	$(0.08)	$(0.48)
Income (loss) from discontinued operations	(0.00)	0.01	(0.01)	(0.22)
Net loss	$(0.03)	$(0.01)	$(0.09)	$(0.69)
Weighted average number of common shares outstanding
- Basic and diluted	35,992	33,984	35,855	21,633

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands and unaudited)

	Nine Months Ended
	November 1, 2003	November 2, 2002
Cash flows from operating activities:
Net loss	$(3,300)	$(15,031)
Adjustments to reconcile net loss to net cash used for operating activities:
Loss from discontinued operations	307	4,669
Depreciation and amortization	6,674	6,417
Provision for store closings, impairment of assets and severance	—	7,250
Accretion of warrants	1,351	895
Issuance of common stock to related party	340	—
Issuance of common stock to Board of Directors	86	72
Minority interest	55	131
Gain on sale or disposal of fixed assets	—	34
Changes in operating assets and liabilities:
Accounts receivable	2,869	(3,187)
Inventories	(14,425)	(13,643)
Prepaid expenses	(3,652)	(4,026)
Other assets	(615)	(4,793)
Reserve for severance and store closings	(1,215)	—
Accounts payable	13,770	18,095
Accrued expenses and other current liabilities	(3,793)	(8,899)

Net cash used for operating activities	(1,548)	(12,016)

Cash flows from investing activities:
Acquisition of Casual Male, net of cash acquired	—	(160,814)
Additions to property and equipment	(8,875)	(6,905)

Net cash used for investing activities	(8,875)	(167,719)

Cash flows from financing activities:
Net (repayments) borrowings under credit facility	(6,105)	52,740
Principal payments on long-term debt	(11,806)	—
Proceeds from issuance of long term debt, net of discount	24,300	40,676
Proceeds from issuance of warrants	4,791	9,589
Proceeds from issuance of Series B preferred stock	—	76,449
Proceeds from issuance of common stock	—	6,000
Payment of equity transaction costs	—	(2,609)
Repurchase of common stock	(36)	—
Issuance of common stock under option program	756	284

Net cash provided by financing activities	11,900	183,129

Net change in cash and cash equivalents	1,477	3,394
Cash and cash equivalents:
Beginning of the period	4,692	—

End of the period	$6,169	$3,394

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

Certain amounts for the three and nine months ended November 2, 2002 have been reclassified to conform to the presentation for the three and nine months ended November 1, 2003. These adjustments relate to the reclassification for discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). For further discussion regarding discontinued operations, see Note 6 below.

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2004 is a 52-week period ending on January 31, 2004.

2. Casual Male Acquisition

On May 14, 2002, pursuant to an asset purchase agreement entered into as of May 2, 2002, the Company completed the acquisition of substantially all of the assets of Casual Male for a purchase price of approximately $170 million, plus the assumption of certain operating liabilities.

Below are the operating results from continuing operations, exclusive of discontinued operations, for the three and nine months ended November 1, 2003 compared to the actual results for the three months ended November 2, 2002 and the pro forma results for the nine months ended November 2, 2002, assuming that the Casual Male acquisition had occurred on February 3, 2002:

	November 1, 2003			November 2, 2002
For the three months ended: (unaudited, dollars in millions)	Actual Casual Male business	Actual Other Branded Apparel businesses (1)	Actual Combined Company	Actual Casual Male business (2)	Actual Other Branded Apparel businesses (1)	Actual Combined Company
Sales	$73.0	$41.0	$114.0	$74.7	$44.3	$119.0
Gross margin, net of occupancy	30.1	10.6	40.7	31.2	10.4	41.6
Gross margin rate	41.2%	25.9%	35.7%	41.8%	23.5%	35.0%
Selling, general and administrative expenses	26.7	9.0	35.7	27.4	9.1	36.5
Depreciation and amortization	1.7	0.7	2.4	1.4	0.9	2.3

Operating income	$1.7	$0.9	$2.6	$2.4	$0.4	$2.8

	November 1, 2003			November 2, 2002
For the nine months ended: (unaudited, dollars in millions)	Actual Casual Male business	Actual Other Branded Apparel businesses (1)	Actual Combined Company	Pro forma Casual Male business (2)	Actual Other Branded Apparel businesses (1)	Pro forma Combined Company
Sales	$224.7	$100.8	$325.5	$234.4	$112.9	$347.3
Gross margin, net of occupancy	92.5	23.7	116.2	99.2	24.9	124.1
Gross margin rate	41.2%	23.5%	35.7%	42.3%	22.1%	35.7%
Selling, general and administrative expenses	79.2	23.8	103.0	88.1	25.5	113.6
Provision for impairment of assets, store closings and severance	—	—	—	—	7.3	7.3
Depreciation and amortization	4.9	1.8	6.7	5.7	3.4	9.1

Operating income (loss)	$8.4	$(1.9)	$6.5	$5.4	$(11.3)	$(5.9)

(1)	Other Branded Apparel businesses includes the operations of the Company’s Levi’s®/Dockers® business and Ecko Unltd.® outlet stores. The operating loss from continuing operations for the nine months ended November 2, 2002, exclusive of results of closed stores which have been shown as discontinued operations, include a provision for impairment of assets, store closings and severance of $7.3 million, which were part of the total $11.1 million in charges recorded by the Company in the second quarter of fiscal 2003 and which are more fully discussed in Note 5. The remaining $3.8 million of the charge related to the closed stores and is included in the net loss from discontinued operations.
(2)	Pro forma results of the Casual Male business have been adjusted to eliminate the results of operations for closed store locations, which were not acquired by the Company.

The pro forma results have been prepared based on available information, using assumptions that the Company’s management believes are reasonable. Such pro forma results do not purport to represent the actual results of operations that would have occurred if the Casual Male acquisition had occurred on February 3, 2002. The above results are also not necessarily indicative of the results that may be achieved in the future.

3. Debt

Notes Payable-Credit Facility

The Company has a credit facility (as amended from time to time, the “Credit Facility”) with Fleet Retail Finance, Inc. (“Fleet”), which was most recently amended on November 3, 2003 in connection with the Company’s issuance of its 12% senior subordinated notes due 2010, which is discussed further below. Such amendment reduced the total commitment under the Credit Facility from $120.0 million to $90.0 million, with a $20.0 million carve-out for standby and documentary letters of credit. In addition, the amendment lowered the Company’s interest costs under the Credit Facility by approximately 50 basis points depending on its levels of excess availability and increased the Company’s advance rates for borrowings based on seasonality. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets. The term of the Credit Facility was extended by the amendment and will expire May 14, 2006. The Company is subject to prepayment penalties through May 14, 2005.

The Company’s obligations under the Credit Facility are secured by a lien on all of its assets. The Credit Facility includes certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company. The Company is also subject to a financial covenant requiring minimum levels of EBITDA if certain minimum excess availability levels are not met. The Company was in compliance with all debt covenants under the Credit Facility at November 1, 2003.

At November 1, 2003, the Company had outstanding borrowings of approximately $49.5 million under the Credit Facility. Outstanding standby letters of credit were $775,000, and outstanding documentary letters of credit were approximately $80,598 at November 1, 2003. Average borrowings outstanding under the Credit Facility during the first nine months of fiscal 2004 were approximately $57.1 million, resulting in a corresponding average unused availability of approximately $16.3 million. At November 1, 2003, the unused availability was approximately $29.5 million. Availability under the Credit Facility increased to approximately $60 million as a result of the November 3, 2003 amendment and as a result of approximately $32.1 million in payments by the Company against borrowings outstanding under the Credit Facility.

Other Long-Term Debt

Components of other long-term debt at November 1, 2003 are as follows:

(in thousands)
Term loan	$5,562
12% senior subordinated notes due 2007	17,235
5% senior subordinated notes due 2007	9,625
12% senior subordinated notes due 2010	24,882
Mortgage note	10,946

Total long-term debt	68,250
Less: current portion of long-term debt	(3,695)

Long-term debt, less current portion	$64,555

During the third quarter of fiscal 2004, the Company made prepayments of principal totaling approximately $10.0 million on its term loan with Back Bay Capital. In connection with these prepayments, the Company incurred early termination costs of approximately $225,000 and an additional $200,000 of costs related to the write-off of unamortized commitment fees. In accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64 Amendment of FASB Statement 13, and Technical Corrections, such costs have been reflected as part of other expenses in the consolidated results of operations for three and nine months ended November 1, 2003. The Company prepaid the remaining principal of $5.6 million on November 5, 2003, subsequent to the end of the third quarter of fiscal 2004.

Through the end of the third quarter of fiscal 2004, the Company issued through private placements approximately $29.6 million principal amount of 12% senior subordinated notes due 2010. A description of related party participation in these private placements is included in Note 10. Together with these notes, which in most cases were issued net of any commission for an aggregate purchase price equal to 98.4% of the aggregate principal amount, the Company also issued, through such private placements, detachable warrants to purchase approximately 1.18 million shares of Common Stock at exercise prices ranging from $4.76 to $7.32 per share. Such exercise prices represent the average of the closing prices of the Company’s Common Stock on the Nasdaq National Market for the period of 30 trading days ending prior to each of the respective issue dates. The assigned value of $4.8 million for such warrants has been reflected as a component of stockholders’ equity and is being amortized over the seven-year life of the notes as additional interest expense. Accordingly, at November 1, 2003 the carrying value of $24.9 million is net of the unamortized assigned value for such warrants of $4.7 million. The net proceeds from the issuance of the 12% senior subordinated notes due 2010 were used to reduce borrowings outstanding under the Credit Facility and to prepay approximately $10.0 million of the Company’s term loan with Back Bay Capital, as discussed above.

Subsequent to the end of the third quarter of fiscal 2004, the Company prepaid in full $24.5 million principal amount of its 12% senior subordinated notes due 2007 and prepaid or had commitments to prepay through the end of fiscal 2004 approximately $21.8 million of the approximately $29.6 million 12% senior subordinated notes due 2010.

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

	Three months ended		Nine months ended
	11/1/03	11/2/02	11/1/03	11/2/02
(in thousands)
Basic weighted average common shares outstanding	35,992	33,984	35,855	21,633
Stock options, excluding the effect of anti-dilutive options and warrants totaling 1,786 shares and 1,095 shares for the three and nine months ended November 1, 2003 and 1,036 shares and 1,075 shares for the three and nine months ended November 2, 2002, respectively	—	—	—	—

Diluted weighted average common shares outstanding	35,992	33,984	35,855	21,633

The following potential common stock equivalents were excluded from the computation of diluted earnings per share, in each case, because the exercise price of such options and warrants was greater than the average market price per share of Common Stock for the periods reported:

	Three months ended		Nine months ended
	11/1/03	11/2/02	11/1/03	11/2/02
(in thousands)
Stock Options	46	1,140	302	193
Warrants	1,176	1,676	2,017	1,176

As more fully discussed in Note 11, on November 12, 2003, the Company repurchased 1,000,000 shares of Common Stock at a cost of $7.9 million.

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

	Three months ended		Nine months ended
	11/1/03	11/2/02	11/1/03	11/2/02
(In thousands, except per share amounts)
Net loss - as reported	$(1,204)	$(330)	$(3,300)	$(15,031)
Net loss - pro forma	$(1,493)	$(475)	$(4,134)	$(15,488)
Loss per share - diluted as reported	$(0.03)	$(0.01)	$(0.09)	$(0.69)
Loss per share - diluted pro forma	$(0.04)	$(0.01)	$(0.12)	$(0.72)

The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income or loss for future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used for grants for the three and nine months ended November 1, 2003 and November 2, 2002:

	November 1, 2003	November 2, 2002
Expected volatility	65.0%	89.6%
Risk-free interest rate	2.7%	2.7%
Expected life	4.5 yrs.	4.5 yrs.
Dividend rate	—	—

The weighted-average fair value of options granted in the first nine months of fiscal 2004 and fiscal 2003 was $4.84 and $3.93, respectively.

5. Restructuring, Store Closing and Impairment of Assets

During the second quarter of fiscal 2003, the Company recorded charges totaling $11.1 million related to the Company’s restructuring of its Levi’s®/Dockers® business and the integration of the Casual Male operations. Of the total $11.1 million in restructuring charges, $7.3 million relates to stores which are still open and therefore is reflected as part of the operating loss from continuing operations for the nine months ended November 2, 2002. The remaining $3.8 million relates to stores that the Company has closed and therefore is included in discontinued operations for the nine months ended November 2, 2002.

In the fourth quarter of fiscal 2003, the Company recorded an additional charge totaling $30.2 million related to its decision to further downsize its Levi’s®/Dockers® business and to transfer its Candies® outlet stores to Candies, Inc. Of the total $41.3 million in restructuring charges incurred in fiscal 2003: (i) $7.8 million related to the Company’s fiscal 2003 discontinued operations, which included the closing of 20 Levi’s®/Dockers® stores and the exiting of its Candies® outlet stores, both of which were completed in fiscal 2003; (ii) $21.9 million related to the future closing of the remaining Levi’s®/Dockers® stores; (iii) $3.6 million related to the integration plan to combine the operations of Casual Male with those of the Company; and (iv) $8.0 million related to the impairment of certain tax assets. Through the end of the third quarter of fiscal 2004, the Company had closed 22 Levi’s®/Dockers® stores and had transferred its Candies® outlet business to Candies, Inc.

At November 1, 2003, the remaining reserve for Levi’s®/Dockers® store closings was $10.3 million. The reserve consisted of inventory reserves of $5.3 million, which have been netted against “Inventories” on the Consolidated Balance Sheet, and accruals for landlord settlements and other costs of $5.0 million, which are shown as “Accrued liabilities for severance and store closings” on the Consolidated Balance Sheet. Below is a table showing the changes in the components of the reserves from February 1, 2003 to November 1, 2003:

(in millions)	Balance at February 1, 2003	Net Provisions	Charges/ Write-offs	Balance at November 1, 2003
Inventory reserves	$11.1	—	$(5.8)	$5.3
Accrued liabilities for severance and store closings	6.2	—	(1.2)	5.0

Total reserves	$17.3	—	$(7.0)	$10.3

6. Discontinued Operations

In accordance with the provisions of SFAS 144, the Company’s discontinued operations reflect the operating results for stores which have been closed as part of the Company’s plan to exit its Levi’s®/Dockers® business and Candies® outlet business. The results for the first nine months of fiscal 2003 have been reclassified to show the results of operations for the Company’s 22 closed Levi’s®/Dockers® outlet stores and the Candies® outlet store business as discontinued operations. Included in the results of discontinued operations for the nine months ended November 2, 2002 is $3.8 million of the total $11.1 million in restructuring charges recorded in the second quarter of fiscal 2003. Of that $3.8 million, $3.1 million is reflected as inventory liquidation costs of the closed stores and is included in cost of goods sold in the table below. Also, due to the consolidated tax position of the Company, no tax benefit or provision was realized on discontinued operations for either fiscal 2004 or fiscal 2003.

Below is a summary of the results of operations for these closed stores for the three and nine months ended November 1, 2003 and November 2, 2002:

	For the three months ended		For the nine months ended
(in thousands)	11/1/03	11/2/02	11/1/03	11/2/02
Sales	$—	$6,191	$1,094	$16,336
Cost of goods sold	53	4,778	1,209	16,345

Gross profit, net of occupancy	(53)	1,413	(115)	(9)
Selling, general and administrative expenses	37	1,281	192	3,654
Provision for impairment of assets, store Closings and severance	—	—	—	735
Depreciation and amortization	—	(57)	—	271

Operating income (loss)	(90)	189	(307)	(4,669)
Income tax provision	—	—	—	—

Income (loss) from discontinued operations	$(90)	$189	$(307)	$(4,669)

7. Income Taxes

In the fourth quarter of fiscal 2003, as a result of the net loss incurred by the Company and the potential that the Company’s remaining net deferred tax assets may not be realizable, the Company recorded a non-cash charge of approximately $8.0 million, fully reserving the Company’s deferred tax assets at February 1, 2003.

At November 1, 2003, the Company had total gross deferred tax assets of approximately $35.8 million, which are fully reserved. These tax assets principally relate to federal net operating loss carryforwards that expire from 2017 through 2023. The ability to reduce the Company’s corresponding valuation allowance of $35.8 million in the future is dependent upon the Company’s ability to achieve sustained taxable income, which would allow for the utilization of the deferred tax assets.

Due to the circumstances described above, no tax benefit or provision has been recognized for the three and nine months ended November 1, 2003.

8. Minority Interest

Since March 2002, the Company has operated a joint venture with Ecko Complex, LLC (“Ecko”) under which the Company, a 50.5% partner, owns and manages retail outlet stores bearing the name Ecko Unltd.® and featuring Ecko® brand merchandise. Ecko, a 49.5% partner, contributes to the joint venture the use of its trademark and the merchandise requirements, at cost, of the retail outlet stores. The Company contributes all real estate and operating requirements of the retail outlet stores, including, but not limited to, the real estate leases, payroll needs and advertising. Each partner shares in the operating profits of the joint venture, after each partner has received reimbursements for its cost contributions. Under the terms of the agreement, the Company must maintain a prescribed store opening schedule and open 75 stores over a six-year period in order to maintain the joint venture’s exclusivity. At certain times during the term of the agreement, the Company may exercise a put option to sell its share of the retail joint venture, and Ecko has an option to acquire the Company’s share of the retail joint venture at a price based on the performance of the retail outlet stores. As of November 1, 2003, the Company had opened a total of 21 Ecko Unltd.® outlet stores pursuant to its joint venture arrangement.

For financial reporting purposes, the joint venture’s assets, liabilities, and results of operations are consolidated with those of the Company, and Ecko’s 49.5% ownership in the joint venture is included in the Company’s consolidated financial statements as a minority interest. For the three and nine months ended November 1, 2003, the joint venture had sales of approximately $6.7 million and $12.4 million, respectively. For the nine months ended November 1, 2003, Ecko contributed approximately $6.8 million of merchandise to the joint venture and had an equity investment at November 1, 2003 of approximately $3.4 million. The Company’s equity investment in the joint venture at November 1, 2003 was approximately $3.4 million.

9. Segment Information

Since the Casual Male acquisition in May 2002, the Company has operated its business under two reportable segments: (i) the Casual Male business and (ii) the Other Branded Apparel businesses.

Casual Male business: This segment includes the Company’s 415 Casual Male Big & Tall retail stores, its 65 Casual Male Big & Tall outlet stores, and its Casual Male catalog and e-commerce businesses.

Other Branded Apparel businesses: This segment includes the Company’s remaining 80 Levi’s®/Dockers® outlet stores, 23 of which are in liquidation and expected to close by the end of fiscal 2004, and its 21 Ecko Unltd.® outlet stores. As discussed in Note 5, the Company is in the process of exiting its Levi’s®/Dockers® outlet business.

The accounting policies of the reportable segments are consistent with the consolidated financial statements of the Company. The Company evaluates individual store profitability in terms of a store’s “Operating Income”, which is defined by the Company as gross margin less occupancy costs, direct selling costs and an allocation of indirect selling costs. Below are the results of operations on a segment basis for the three and nine months ended November 1, 2003 and November 2, 2002, respectively.

	For the three months ended November 1, 2003			For the three months ended November 2, 2002
	Casual Male business	Other Branded Apparel businesses	Total	Casual Male business	Other Branded Apparel businesses	Total
(in millions)
Statement of Operations:
Sales	$73.0	$41.0	$114.0	$74.7	$44.3	$119.0
Gross margin	30.1	10.6	40.7	31.2	10.4	41.6
Selling, general and administrative	26.7	9.0	35.7	27.4	9.1	36.5
Depreciation and amortization	1.7	0.7	2.4	1.4	0.9	2.3

Operating income	$1.7	$0.9	$2.6	$2.4	$0.4	$2.8

Reconciliation to net loss:
Other expenses			0.4			—
Interest expense, net			3.1			3.2
Minority interest			0.2			0.1
Income tax provision			—			—

Loss from continuing operations			(1.1)			(0.5)
(Loss) income from discontinued operations			(0.1)			0.2

Net loss			$(1.2)			$(0.3)

	For the nine months ended November 1, 2003			For the nine months ended November 2, 2002
	Casual Male business	Other Branded Apparel businesses	Total	Casual Male business	Other Branded Apparel businesses	Total
Statement of Operations:
Sales	$224.7	$100.8	$325.5	$148.1	$112.9	$261.0
Gross margin	92.5	23.7	116.2	62.1	24.9	87.0
Selling, general and administrative	79.2	23.8	103.0	51.8	25.5	77.3
Provision for store closing, impairment of assets and severance	—	—	—	—	7.3	7.3
Depreciation and amortization	4.9	1.8	6.7	3.0	3.4	6.4

Operating income (loss)	$8.4	$(1.9)	$6.5	$7.3	$(11.3)	$(4.0)

Reconciliation to net loss):
Other expenses			$0.4			$—
Interest expense, net			9.0			6.2
Minority interest			0.1			0.1
Income tax provision			—			—

Loss from continuing operations			(3.0)			(10.3)
Loss from discontinued operations			(0.3)			(4.7)

Net loss			$(3.3)			$(15.0)

Balance Sheet:
Inventories	$82.7	$37.2	$119.9	$78.3	$65.6	$143.9
Fixed assets	59.5	7.5	67.0	45.9	15.1	61.0
Goodwill and other intangible assets	81.3	—	81.3	81.4	—	81.4
Trade accounts payable	33.1	14.6	47.7	29.4	13.5	42.9
Capital expenditures	6.0	2.9	8.9	1.9	5.0	6.9

10. Related Party Transactions

Loan to Executive

In June 2000, the Company extended a loan to David A. Levin, its President and Chief Executive Officer, in the amount of $196,875 in order for Mr. Levin to acquire from the Company 150,000 newly issued shares of the Company’s Common Stock at the closing price of the Common Stock on the day of the loan. The Company and Mr. Levin entered into a secured promissory note, whereby Mr. Levin agreed to pay to the Company the principal sum of $196,875 plus interest due and payable on June 26, 2003. The promissory note provided for interest at a rate of 6.53% per annum and was secured by the 150,000 acquired shares of the Company’s Common Stock.

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

Fiscal 2004 Private Placement Debt Issuances

During the second and third quarters of fiscal 2004, the Company issued through private placements approximately $29.6 million principal amount of 12% senior subordinated notes due 2010. Together with these notes, the Company also issued through such private placements detachable warrants to purchase approximately 1.18 million shares of the Company’s Common Stock. Certain of such issuances were to existing investors in the Company including:

•	$2.0 million of such notes, together with warrants to purchase 60,000 shares of Common Stock at an exercise price of $4.76 per share and warrants to purchase 20,000 shares of Common Stock with an exercise price of $6.83 per share, to JMI;

•	$500,000 of such notes, together with warrants to purchase 10,000 shares of Common Stock at an exercise price of $4.76 per share and warrants to purchase 10,000 shares of Common Stock at an exercise price of $6.83 per share, to Marc Holtzman (son of Seymour Holtzman, the Chairman of the Company’s Board of Directors);

•	$2.5 million of such notes, together with warrants to purchase 100,000 shares of Common Stock at an exercise price of $4.76 per share, to Clark Partners I, L.P. Stephen Duff, a director of the Company, is the Treasurer of Ninth Floor Corporation, the general partner of Clark Partners I, L.P., and is also the Chief Investment Officer of The Clark Estates, Inc.;

•	$2.5 million of such notes, together with warrants to purchase 100,000 shares of Common Stock at an exercise price of $4.76 per share, to Baron Asset Fund, an affiliate of Baron Capital Group, Inc., which is the beneficial holder of approximately 8.4% of the outstanding Common Stock of the Company;

•	$100,000 of such notes, together with warrants to purchase 4,000 shares of Common Stock at an exercise price of $5.67 per share, to Alan S. Bernikow. Mr. Bernikow is a director of the Company; and,

•	$500,000 of such notes, together with warrants to purchase 20,000 shares of Common Stock at an exercise price of $5.88 per share, to the Frank J. Husic Rollover IRA. Mr. Frank J. Husic is a director of the Company.

In addition, certain principal officers of Ecko management and certain of their family members purchased approximately $2.5 million of such notes and received warrants to purchase 100,000 shares of Common Stock at exercise prices ranging from $5.10 to $6.83 per share.

The exercise prices of all warrants was based on the average of the closing prices of the Company’s Common Stock on the Nasdaq National Market for the period of 30 trading days ending prior to each of the respective issue dates.

11. Subsequent Events-Prepayment of Term Loan and Issuance of Convertible Subordinated Notes

On November 5, 2003, the Company prepaid the remaining $5.6 million of principal outstanding on its term loan with Back Bay Capital.

Also subsequent to the end of the third quarter of fiscal 2004, the Company completed the sale of $100 million principal amount of convertible senior subordinated notes due 2024 (the “Convertible Notes”). The Convertible Notes were sold in a private transaction, exempt from registration requirements of the Securities Act of 1933. The sale of $85.0 million of the Convertible Notes closed on November 17, 2003, and the remaining $15.0 million of notes, which were sold pursuant to an option exercised by the initial purchaser, closed on November 26, 2003. The Convertible Notes, which bear interest at a rate of 5% per year, are convertible into the Company’s Common Stock at a conversion price of $10.65 per share and constitute general unsecured obligations of the Company, subordinate to all existing and future designated senior indebtedness.

The Company anticipates that the net proceeds from the sale of the Convertible Notes will be approximately $95.8 million. In November 2003, subsequent to the end of the third quarter of fiscal 2004, the Company used approximately $24.5 million of the proceeds to prepay in full its 12% senior subordinated notes due 2007 and used $7.9 million of the proceeds to repurchase 1,000,000 shares of Common Stock. The Board of Directors has authorized the Company to use a portion of the remaining proceeds to repurchase an additional 1,000,000 shares of Common Stock in the open market or in negotiated transactions, from time to time, depending on market and other conditions.

Although the Company’s 12% senior subordinated notes due 2010 are not redeemable until July 3, 2004, the Company sought early redemption from the respective note holders. As a result, by the end of fiscal 2004, the Company expects to have repaid approximately $21.8 million of the total approximately $29.6 million outstanding. The Company also used approximately $32.1 million of the proceeds to reduce its borrowings under the Credit Facility.

In connection with the early prepayment of the senior subordinated notes due 2007 and 2010 and the prepayment of the remainder of the Back Bay term loan, the Company expects to incur charges during the fourth quarter of fiscal 2004 of approximately $13.2 million related to the prepayment charges and write offs of deferred costs. These costs will be reflected in the Company’s results of operations as other expenses for the three and twelve months ending January 31, 2004. Upon redemption of the remaining approximately $7.8 million of 12% senior subordinated notes, which are presently not redeemable until July 3, 2004, the Company expects to incur $1.7 million of additional expenses related to prepayment charges and the write off of remaining deferred costs.

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

RESULTS OF OPERATIONS

The following discussion of the Company’s results of operations includes the results of the Casual Male business from May 14, 2002, the date of the Casual Male acquisition. Since the acquisition of Casual Male, the Company has defined its business as two reportable business segments: (i) the Casual Male business and (ii) the Other Branded Apparel businesses (“Other Apparel”). The Company’s Casual Male business includes its retail and outlet Casual Male Big & Tall stores, and its catalog and e-commerce businesses. Other Apparel includes the Company’s Levi’s®/Dockers® outlet stores and its Ecko Unltd.® outlet stores.

Because of the significance of the Casual Male business to the Company’s consolidated results of operations for the first nine months of fiscal 2004, the Company has included the following table, which highlights operating income/(loss) by business segment and includes pro forma results from operations for the nine months ended November 2, 2002. These pro forma results assume that the Company acquired Casual Male on February 3, 2002. Management believes that this information is necessary in order to provide a complete and balanced discussion of the results of operations for the three and nine months ended November 1, 2003 as compared to the prior year. The following pro forma financial tables were prepared based on available information, using assumptions that the Company’s management believes are reasonable. The pro forma results do not purport to represent the actual results of operations that would have occurred if the Casual Male acquisition had occurred on February 3, 2002, and they are not necessarily indicative of the results that may be achieved in the future.

Financial Highlights – Operating income (loss) by business segment (dollars in millions)

	For the three months ended
	November 1, 2003 (actual)			November 2, 2002 (actual)
	Casual Male	Other Apparel	Total	Casual Male	Other Apparel	Total
Sales	$73.0	$41.0	$114.0	$74.7	$44.3	$119.0
as a percent of total sales	64.0%	36.0%		62.8%	37.2%
Gross margin	30.1	10.6	40.7	31.2	10.4	41.6
gross margin rate	41.2%	25.9%	35.7%	41.8%	23.5%	35.0%
Selling, general and administrative	26.7	9.0	35.7	27.4	9.1	36.5
as a percentage of sales	36.6%	22.0%	31.3%	36.7%	20.5%	30.7%
Provision for impairment of assets store closing, and severance	—	—	—	—	—	—
Depreciation and amortization	1.7	0.7	2.4	1.4	0.9	2.3

Operating income (loss)	$1.7	$0.9	$2.6	$2.4	$0.4	$2.8

	For the nine months ended
	November 1, 2003 (actual)			November 2, 2002 (actual)			November 2, 2002 (pro forma)
	Casual Male	Other Apparel	Total	Casual Male	Other Apparel	Total	Casual Male	Other Apparel	Total
Sales	$224.7	$100.8	$325.5	$148.1	$112.9	$261.0	$234.4	$112.9	$347.3
as a percent of total sales	69.0%	31.0%		56.7%	43.3%		67.5%	32.5%
Gross margin	92.5	23.7	116.2	62.1	24.9	87.0	99.2	24.9	124.1
gross margin rate	41.2%	23.5%	35.7%	41.9%	22.1%	33.3%	42.3%	22.1%	35.7%
Selling, general and administrative	79.2	23.8	103.0	51.8	25.5	77.3	88.1	25.5	113.6
as a percentage of sales	35.2%	23.6%	31.6%	35.0%	22.6%	29.6%	37.6%	22.6%	32.7%
Provision for impairment of assets store closing, and severance	—	—	—	—	7.3	7.3	—	7.3	7.3
Depreciation and amortization	4.9	1.8	6.7	3.0	3.4	6.4	5.7	3.4	9.1

Operating income (loss)	$8.4	$(1.9)	$6.5	$7.3	$(11.3)	$(4.0)	$5.4	$(11.3)	$(5.9)

Sales

For the third quarter of fiscal 2004, the Casual Male business had sales of $73.0 million compared to sales for the third quarter of fiscal 2003 of $74.7 million, or a decrease of 2.3%. For the nine months ended November 1, 2003, the Casual Male business had sales of $224.7 million, compared to sales for the nine months ended November 2, 2002, on a pro forma basis, of $234.4 million, or a decrease of 4.1%. Comparable store sales for the Casual Male business decreased 1.1% for the third quarter of fiscal 2004 and, on a pro forma basis, 2.8% for the nine months ended November 1, 2003. Comparable stores are those stores that have been open for at least 13 months. The Company’s comparable store sales are gradually improving as a result of several of the Company’s merchandising initiatives which were directed toward improving sales, such as the expansion of its young men’s assortments, extended sizes toward the tall customer, and merchandising of key items.

Other Apparel, exclusive of stores closed as described below under “Discontinued Operations”, experienced a 10.7% decrease in sales for the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003. This decrease was due to the Company’s intent to exit its Levi’s®/Dockers® outlet stores, which has had a negative impact on sales. Partially offsetting this decrease were the operations of the Company’s 21 Ecko Unltd.® outlet stores, which had sales of approximately $6.7 million and $12.4 million for the three and nine months ended November 1, 2003. By comparison, the Company’s five Ecko Unltd.® outlet stores that were open at the end of the third quarter of fiscal 2003 had sales of $1.8 million for the nine months ended November 2, 2002.

Gross Profit Margin

For the third quarter of fiscal 2004, the gross margin rate for the Casual Male business, inclusive of occupancy costs, was 41.2%, which was a decrease of 0.6 percentage points as compared to a gross margin rate of 41.8% for the third quarter of fiscal 2003. This decrease was attributable to a 1.1 percentage point increase in occupancy costs as part of normal rent increases, offset by a 0.5 percentage point increase in merchandise margins. For the nine months ended November 1, 2003, the gross margin rate for the Casual Male business of 41.2% decreased 1.1 percentage points, on a pro forma basis, compared to a gross margin rate of 42.3% for the nine months ended November 2, 2002. This decrease was mainly attributable to increased occupancy costs and sales declines.

The gross margin rate for Other Apparel was 25.9% for the third quarter of fiscal 2004 as compared to 23.5% for the third quarter of the prior fiscal year. For the nine months ended November 1, 2003, the gross margin rate for Other Apparel was 23.5% as compared to 22.1% for the nine months ended November 2, 2002.

Selling, General and Administrative Expenses

On a consolidated basis, selling, general and administrative (“SG&A”) expenses as a percentage of sales for the third quarter of fiscal 2004 were 31.3% of sales as compared to 30.7% for the third quarter of fiscal 2003. For the nine months ended November 1, 2003, SG&A expenses were 31.6% of sales as compared to 29.6% for the nine months ended November 2, 2002.

For the nine months ended November 1, 2003, the Company reduced SG&A expenses by approximately $10.6 million to $103.0 million as compared to $113.6 million, on a pro forma basis, for the nine months ended November 2, 2002. SG&A expenses for the Casual Male business decreased by $8.9 million to $79.2 million for the nine months ended November 1, 2003 as compared to $88.1 million on a pro forma basis last year. Other Apparel also had a reduction in SG&A expenses of $1.7 million to $23.8 million for the nine months ended November 1, 2003 as compared to $25.5 million for the prior fiscal year.

Depreciation and Amortization

Depreciation and amortization expense for the third quarter of fiscal 2004 was $2.4 million as compared to $2.3 million for the third quarter of fiscal 2003. This increase was primarily the result of new store openings in fiscal 2004. For the nine months ended November 1, 2003, depreciation and amortization was $6.7 million as compared to $6.4 million for the corresponding nine-month period of the prior fiscal year. This increase was due to the addition of approximately $52.9 million in assets from the Casual Male acquisition in May 2002 and was partially offset by a reduction in assets from the Other Apparel segment as a result of store closings and write-down of assets in the second and fourth quarters of fiscal 2003.

Restructuring and Impairment of Assets–Fiscal 2003

During the second quarter of fiscal 2003, the Company recorded charges totaling $11.1 million related to the Company’s restructuring of its Levi’s®/Dockers® business and the integration of the Casual Male operations. Of the total $11.1 million in restructuring charges, $7.3 million was related to stores which are still open and therefore is reflected as part of the operating loss from continued operations for the nine months ended November 2, 2002. The remaining $3.8 million was related to stores which have closed and therefore is included in discontinued operations for the nine months ended November 2, 2002.

In the fourth quarter of fiscal 2003, the Company recorded additional charges of $30.2 million related to the Company’s decision to further downsize its Levi’s®/Dockers® business and transfer its Candies® outlet stores to Candies, Inc., resulting in total charges of approximately $41.3 million in fiscal 2003. For more information on these charges, see Note 5 to the Consolidated Financial Statements.

Other Expenses

Included in other expenses for the three and nine months ended November 1, 2003 was $425,000 of expenses related to the Company’s early prepayment of $10.0 million of principal of its term loan with Back Bay Capital.

Interest Expense, Net

Net interest expense was $3.1 million for the third quarter of fiscal 2004 as compared to $3.2 million for the third quarter of fiscal 2003. For the nine months ended November 1, 2003, net interest expense was $9.0 million as compared to $6.2 million for the nine months ended November 2, 2002. This increase was due to an increase of approximately $80.2 million in long-term debt and increased borrowings under the Company’s credit facility (as amended from time to time, the “Credit Facility”) with Fleet Retail Finance, Inc. (“Fleet”) in May 2002 to finance the Casual Male acquisition. The Company also assumed a $12.2 million mortgage as part of the acquisition. Included in net interest expense for the nine months ended November 1, 2003 was accretion on stock warrants of $1.4 million as compared to $895,000 for the nine months ended November 2, 2002. This increase in accretion was due to additional warrants, which were issued in connection with the Company’s 12% senior subordinated notes due 2010.

Discontinued Operations

In accordance with the provisions of SFAS 144, the Company’s discontinued operations reflect the operating results for stores which have been closed as part of the Company’s plan to exit its Levi’s®/Dockers® business and Candies® outlet business. The results for the first nine months of fiscal 2003 have been reclassified to show the results of operations for the Company’s 22 closed Levi’s®/Dockers® outlet stores and the Candies® outlet store business as discontinued operations. Included in the results of discontinued operations for the nine months ended November 2, 2002 is $3.8 million of the total $11.1 million in restructuring charges recorded in the second quarter of fiscal 2003. Of that $3.8 million, $3.1 million, which is included in gross profit, reflects inventory liquidation costs of the closed stores. Also, due to the consolidated tax position of the Company, no tax benefit or provision was realized on discontinued operations for either period. For more information on these charges, see Note 6 to the Consolidated Financial Statements.

Income Taxes

In fiscal 2003, as a result of the net loss incurred by the Company and the potential that its remaining net deferred tax assets may not be realizable, the Company recorded a non-cash charge of approximately $8.0 million, fully reserving the Company’s deferred tax assets at February 1, 2003.

At November 1, 2003 the Company had total gross deferred tax assets of approximately $35.8 million, which are fully reserved. These tax assets principally relate to federal net operating loss carryforwards that expire from 2017 through 2023. The ability to reduce the Company’s corresponding valuation allowance of $35.8 million in the future is dependent upon the Company’s ability to achieve sustained taxable income, which would allow for the utilization of the deferred tax assets.

Net Income (Loss)

For the third quarter of fiscal 2004 the Company reported a net loss of $1.2 million or $(0.03) per diluted share, as compared to a net loss of $0.3 million or $(0.01) per diluted share for the third quarter of fiscal 2003. For the nine months ended November 1, 2003, the Company reported a net loss of $3.3 million or $(0.09) per diluted share as compared to a net loss of $15.0 million or $(0.69) per diluted share for the nine months ended November 2, 2002. The results for the nine months ended November 2, 2002 include $11.1 million in charges related to the Company’s decision to downsize its Levi’s®/Dockers® business and also include certain integration costs.

Inventory

At November 1, 2003, total inventory equaled $119.9 million compared to $103.2 million at February 1, 2003 and $143.9 million at November 2, 2002. The Company continues to effectively manage its inventory levels despite its sales decreases during the first nine months of fiscal 2004. The Company continues to focus on reducing its inventory levels, and, compared with end of the third quarter last year, inventory levels are down approximately 17%. Inventory at November 1, 2003 is net of approximately $5.3 million in inventory reserves related to the Company’s exiting of its Levi’s®/Dockers® outlet stores.

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

For the first nine months of fiscal 2004, cash used by operating activities was $1.5 million as compared to cash used for operating activities of $12.0 million for the corresponding period of the prior year. This $10.5 million improvement in cash from operations was primarily due to increased profitability from continuing operations in fiscal 2004.

In addition to cash flow from operations, the Company’s other primary source of working capital is the Credit Facility with Fleet. In connection with the Company’s issuance of its 12% senior subordinated notes due 2010, which is discussed below, the Credit Facility was amended on November 3, 2003. Such amendment reduced the total commitment under the Credit Facility from $120.0 million to $90.0 million, with a $20.0 million carve-out for standby and documentary letters of credit. In addition, the amendment lowered the Company’s interest costs under the Credit Facility depending on its levels of excess availability and increased the Company’s advance rates on borrowings based on seasonality. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets. The term of the Credit Facility was extended by the amendment and will expire May 14, 2006. The Company is subject to prepayment penalties through May 14, 2005.

At November 1, 2003, the Company had borrowings of approximately $49.5 million outstanding under the Credit Facility and excess availability of $29.5 million. Availability under the Credit Facility subsequent to November 1, 2003 increased to approximately $60 million as a result of the November 3, 2003 amendment and as a result of approximately $32.1 million in payments against borrowings outstanding under the Credit Facility.

During the second and third quarters of fiscal 2004, the Company issued through private placements approximately $29.6 million principal amount of 12% senior subordinated notes due 2010. A description of related party participation in these private placements is included in Note 10 to the Consolidated Financial Statements. Together with these notes, the Company also issued, through such private placements, detachable warrants to purchase approximately 1.18 million shares of Common Stock at exercise prices ranging from $4.76 to $7.32 per share. The net proceeds from the issuance of the notes were used to reduce borrowings outstanding under the Credit Facility and to prepay approximately $10.0 million against the Company’s term loan with Back Bay Capital. See Note 3 to the Consolidated Financial Statements for a full discussion of the notes and related warrants.

Subsequent Events-Prepayment of Term Loan and Issuance of $100 million Convertible Senior Subordinated Notes

On November 5, 2003, the Company prepaid the remaining $5.6 million outstanding on its term loan with Back Bay Capital.

Also subsequent to the end of the third quarter of fiscal 2004, the Company completed the sale of $100 million principal amount of convertible senior subordinated notes due 2024 (the “Convertible Notes”). The Convertible Notes, which were sold in a private transaction and were exempt from the registration requirements of the Securities Act of 1933, bear interest at a rate of 5% per year and are convertible into the Company’s Common Stock at a conversion price of $10.65 per share. The Company completed the sale of $85.0 million of the Convertible Notes on November 17, 2003, and the remaining $15.0 million of the Convertible Notes, which were sold pursuant to an option exercised by the initial purchaser, closed on November 26, 2003. The Convertible Notes constitute general unsecured obligations of the Company, subordinate to all existing and future designated senior indebtedness.

The Company anticipates that the net proceeds from the sale of the Convertible Notes will be approximately $95.8 million. Subsequent to the end of the third quarter of fiscal 2004, the Company used approximately $24.5 million of the proceeds to prepay in full its 12% senior subordinated notes due 2007 and used $7.9 million to repurchase 1,000,000 shares of Common Stock. The Board of Directors has authorized the Company to use a portion of the remaining proceeds to repurchase an additional 1,000,000 shares of Common Stock in the open market or in negotiated transactions, from time to time, depending on market and other conditions.

Although the Company’s 12% senior subordinated notes due 2010 are not redeemable until July 3, 2004, the Company sought early redemption. As a result, by the end of fiscal 2004, the Company has committed to repay approximately $21.8 million of the total approximately $29.6 million outstanding. The Company also used approximately $32.1 million of the proceeds to reduce its borrowings under the Credit Facility.

In connection with the early prepayment of the senior subordinated notes due 2007 and 2010 and the prepayment of the remainder of the Back Bay Capital term loan, the Company expects to incur charges during the fourth quarter of fiscal 2004 of approximately $13.2 million related to the prepayment charges and write offs of deferred costs. These costs will be reflected in the Company’s results of operations as other expenses for the three and twelve months ending January 31, 2004. Upon redemption of the remaining $7.8 million of 12% senior subordinated notes, which are presently not redeemable until July 3, 2004, the Company expects to incur $1.7 million of additional expenses related to prepayment charges and the write off of remaining deferred costs.

The issuance of the Convertible Notes improves the liquidity position of the Company by increasing availability under the Credit Facility for working capital needs. In addition, the prepayment of the Company’s existing 12% senior subordinated notes due 2007 and 2010 will reduce the Company’s interest costs. Upon completion of the prepayment of existing obligations, the Company anticipates that its interest costs, including debt issuance costs, will be reduced by approximately $5.0 million on an annualized basis.

In order to understand the impact of the issuance of the Convertible Notes on the capitalization of the Company, the following table below sets forth the pro forma effect of the issuance as if it had occurred on November 1, 2003. The adjustments reflect the (i) receipt of the net proceeds of approximately $95.8 million from the sale of the Convertible Notes, (ii) repurchase by the Company of 1,000,000 shares of the Company’s Common Stock at a price of $7.89 per share, (iii) redemption of the Company’s 12% senior subordinated notes due 2007, (iv) assumed redemption of all of the Company’s 12% senior subordinated notes due 2010, (v) repayment of the remaining $5.6 million of the Back Bay Capital term loan and (vi) repayment of a portion of the amount outstanding under the Credit Facility.

	Capitalization
	At November 1, 2003
(in thousands)	Actual	As Adjusted
Cash and cash equivalents:	$6,169	$6,169

Long term liabilities:
Credit Facility	49,474	23,407
5% convertible senior subordinated notes	—	100,000
Term loan with Back Bay Capital	5,562	—
12% senior subordinated notes 2007	17,235 (a)	—
5% senior subordinated notes 2007	9,625	9,625
12% senior subordinated notes 2010	24,883 (b)	—
Mortgage note	10,945	10,945

Total long-term debt	117,724	143,977
Less: current portion of long-term debt	3,695	3,695

Long-term debt, less current portion	114,028	140,281

Stockholders’ equity
Common Stock	392	392
Additional paid-in capital	152,862	152,862
Accumulated deficit	(47,404)	(62,469	)(c)
Treasury Stock (d)	(9,146)	(17,036)
Accumulated other comprehensive loss	(3,000)	(3,000)

Total stockholders’ equity	93,704	70,750

Total liabilities and stockholders’ equity	$289,159	$292,458

(a)	The carrying value of $17.2 million is net of $7.3 million of unamortized assigned value for warrants.
(b)	The carrying value of $24.9 million is net of $4.7 million of unamortized assigned value for warrants.
(c)	Accumulated deficit has been adjusted to include approximately $15.3 million of charges that will be incurred if all of the Company’s senior subordinated notes due 2007 and 2010 are redeemed. The $15.3 million charge includes prepayment penalties and the write-off of the value of the unamortized warrants.
(d)	Treasury Stock at November 1, 2003 of 3,171,930 shares was adjusted to reflect the November 12, 2003 repurchase by the Company of 1,000,000 shares of Common Stock at a price of $7.89 per share, resulting in an adjusted 4,171,930 shares of Treasury Stock at November 1, 2003.

The Company anticipates that cash flow from operations and availability under the Credit Facility will be sufficient to meet all debt service requirements and will be sufficient to enable the Company to execute its future growth plans.

Capital Expenditures

The following table sets forth the stores opened and related square footage at November 1, 2003 and November 2, 2002, respectively, and excludes the 23 Levi’s®/Dockers® stores which are in liquidation and are expected to close by the end of fiscal 2004:

	At November 1, 2003		At November 2, 2002
Store Concept	Number of Stores	Square Footage	Number of Stores (1)	Square Footage
(square footage in thousands)
Casual Male Big & Tall retail and outlet stores	480	1,630.0	474	1,616.6
Levi’s®/Dockers® outlet Stores	57	540.0	100	1,027.0
Ecko Unltd.® outlet stores	21	79.4	5	17.2

Total Stores	558	2,249.4	579	2,660.8

(1)	Excludes 12 Candies® outlet stores, which were opened at November 2, 2002 but were subsequently transferred to Candies, Inc. during the fourth quarter of fiscal 2003.

Total cash outlays for capital expenditures for the first nine months of fiscal 2004 were $8.9 million as compared to $6.9 million for the first nine months of fiscal 2003. Below is a summary of store openings and closings since February 1, 2003:

	Casual Male	Levi’s®/Dockers® outlet stores	Ecko® Unltd. outlet stores	Total stores
At February 1, 2003	467	82	6	555
New outlet stores	9		15	24
New retail stores	7		—	7
Closed stores	(3)	(25)	—	(28)

At November 1, 2003	480	57	21	558

The Company expects that its total capital expenditures for fiscal 2004 will be between $12.0 to $14.0 million, of which approximately $8.5 million will relate to store expansion. The remaining planned capital expenditures relate to the Company’s management information systems, which include new merchandising and distribution systems.

The Company’s expansion plans for the remainder of fiscal 2004 will focus on opening another Casual Male Big & Tall retail store, an additional Casual Male Big & Tall outlet store and the Company’s first Ecko Unltd.® retail store. The Company continues to focus on expanding its catalog and e-commerce businesses.

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

The Company utilizes cash from operations and the Credit Facility to fund its working capital needs. The Credit Facility is not used for trading or speculative purposes. In addition, the Company has available letters of credit as sources of financing for its working capital requirements. Borrowings under the Credit Facility, which expires in May 2006, bear interest at variable rates based on FleetBoston, N.A.’s prime rate or the London Interbank Offering Rate (“LIBOR”). These interest rates at November 1, 2003 were 4.50% for prime based borrowings and included various LIBOR contracts with interest rates ranging from 3.88% to 3.89%. Based upon sensitivity analysis as of November 1, 2003, a 50 basis point increase in interest rates would result in a potential annual increase in interest expense of approximately $286,000.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On October 15, 2003, a class action lawsuit was filed against the Company in the Superior Court of California, County of Santa Clara, by Robin J. Tucker, a former employee. The complaint alleges, among other things, that the Company failed to pay overtime compensation and to provide meal and rest periods to our California store managers for the period from May 14, 2002 to the present. The Company believes that it has substantial legal defenses to these claims and intends to vigorously defend this action. However, there can be no assurance that such claims will not be successful in whole or in part.

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

Item 5. Other Information.

On November 12, 2003, subsequent to the end of the third quarter of fiscal 2004, LP Innovations, Inc. (“LPI”), which is presently majority-owned by the Company, filed with the Securities and Exchange Commission filed an amendment on Form S-1/A with respect to an offering of rights to purchase approximately 7,500,000 shares of LPI common stock at a purchase price of $1.00 per share. The rights offering will be effected in connection with a plan to establish LPI as a separate public company that will be owned by the Company’s stockholders and by LPI’s other stockholders who subscribe for shares of LPI common stock in the offering. The holders of LPI shares other than the Company consist of LPI’s executive officers, certain other members of LPI’s management and an LPI director. The Company intends to distribute to its stockholders all of the approximately 6,000,000 rights that the Company receives from LPI, in the ratio of one right for every six shares of the Common Stock owned as of the record date for the rights offering. LPI’s other stockholders will receive one right for every 0.60 shares of LPI common stock owned by them as of the record date for the rights offering.

Item 6. Exhibits and Reports on Form 8-K.

A.	Exhibits:

4.1	Indenture, dated as of November 18, 2003, between the Company and U.S. Bank National Association, as Trustee.

10.1	1992 Stock Incentive Plan, as amended

10.2	Second Amendment to Third Amended and Restated Loan and Security Agreement dated as of November 3, 2003, by and among Fleet Retail Finance, Inc., as Administrative Agent and Collateral Agent, the Lenders identified therein, the Company, as Borrowers’ Representative, and the Company and Designs Apparel, Inc., as Borrowers

10.3	Purchase Agreement dated November 12, 2003 by and between the Company and Thomas Weisel Partners LLC.

10.4	Registration Rights Agreement dated November 18, 2003 by and between the Company and Thomas Weisel Partners LLC.

10.5	Employment Agreement dated as of July 9, 2003 between the Company and Linda Carlo.

10.6	Severance Compensation Agreement dated as of May 7, 2002 by and between Casual Male Corp. and Joseph H. Cornely, III.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain cautionary statements of the Company to be taken into account in conjunction with consideration and review of the Company’s publicly-disseminated documents (including oral statements made by others on behalf of the Company) that include forward looking information (included as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on September 17, 2002, and incorporated herein by reference).*

*	Previously filed with the Securities and Exchange Commission.

B.	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.

Date: December 8, 2003	By: /S/ DENNIS R. HERNREICH
Dennis R. Hernreich
Executive Vice President and Chief Financial Officer