Form 10-K
period 2004-01-31
CASUAL MALE RETAIL GROUP INC
filed 2004-04-15
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004 (Fiscal 2003)

Commission File Number 0-15898

CASUAL MALE RETAIL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of incorporation of principal executive offices)	(IRS Employer Identification No.)

555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

(781) 828-9300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

As of August 2, 2003, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $184.9 million, based on the last reported sale price on that date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily determinative for other purposes.

The registrant had 35,099,382 shares of Common Stock, $0.01 par value, outstanding as of March 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CASUAL MALE RETAIL GROUP, INC.

Index to Annual Report on Form 10-K

Year Ended January 31, 2004

PART I.

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Annual Report are generally located in the material set forth under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Annual Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause the Company’s actual results to differ materially from such forward-looking statements. The Company encourages readers to refer to the Company’s Current Report on Form 8-K, previously filed with the Securities and Exchange Commission on April 14, 2004, which identifies certain risks and uncertainties that may have an impact on future earnings and the direction of the Company.

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

Item 1.	Business

Casual Male Retail Group, Inc. together with its subsidiaries (the “Company”) is the largest specialty retailer of big and tall men’s apparel in the United States. The Company operates 481 Casual Male Big & Tall stores, the Casual Male catalog business and two e-commerce websites, 58 Levi’s®/Dockers® Outlet by Designs and 21 Ecko Unltd.® outlet stores, all of which are located throughout the United States and Puerto Rico. Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Casual Male Retail Group, Inc. and its consolidated subsidiaries. The Company refers to its fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002 as “fiscal 2003”, “fiscal 2002” and “fiscal 2001”, respectively.

HISTORY

The Company was incorporated in the State of Delaware in 1976 under the name Designs, Inc. Until fiscal 1995, the Company operated exclusively Levi Strauss & Co. branded apparel mall and outlet stores. In fiscal 1995, the Company began seeing limited growth opportunities with Levi Strauss & Co. and started to embark on several private label diversification strategies. These strategies ultimately were abandoned by the Company due to a variety of reasons, including lack of brand recognition of its private label brands by its customers. As a result of these failed strategies, the Company incurred approximately $85.6 million in operating losses during fiscal years 1997, 1998 and 1999.

In October 1999, the stockholders of the Company elected a new Board of Directors, which subsequently appointed a new Chairman of the Board of Directors of the Company and management team. Under this new management, the Company saw significant cost reductions in both its store and overhead operations, resulting in a return to profitability in fiscal 2000. With this new effective low-cost structure in place, the Company renewed its strategy to become the premier operator in the outlet channel for other well-known branded manufacturers, including Candie’s Inc., a leading designer and marketer of young women’s footwear, apparel and accessories. In April 2002, the Company entered into a joint venture arrangement with Ecko.Complex, LLC (“Ecko”), a leading design-driven lifestyle brand targeting young men and women with worldwide annual sales exceeding $200 million. Under this joint venture arrangement, the Company plans to exclusively open and operate 75 Ecko Unltd.® branded outlet stores throughout the United States over a six-year period.

While implementing these initiatives, but with limited opportunity to expand its mature Levi’s®/Dockers® business, in May 2002 the Company acquired the Casual Male business from Casual Male Corp. at a bankruptcy court-ordered auction.

At the time of the acquisition, Casual Male was the largest retailer of men’s clothing in the big and tall market in the United States. The Company acquired substantially all of the assets of Casual Male and certain of its subsidiaries for a purchase price of approximately $170 million, plus assumption of certain operating liabilities. In view of the significance of this acquisition to the growth and future identity of the Company, on August 8, 2002, the Company’s stockholders voted to change the Company’s name to “Casual Male Retail Group, Inc.”

Following the Casual Male acquisition, the Company re-evaluated its strategic initiatives. In light of the significant opportunity to grow the Casual Male business and the continued significant deterioration in its Levi’s®/Dockers® business, in fiscal 2002 the Company announced that it would downsize and eventually exit the Levi’s®/Dockers® business. The Company also announced that it would exit its Candies® outlet business, which it did by the end of fiscal 2002. These decisions enabled management to focus its resources on growing its more profitable Casual Male business and, to a lesser extent, expanding the operations of its Ecko joint venture. See “Other Branded Apparel Businesses-Levi’s®/Dockers® and Candies® outlet businesses” for a description of the Company’s exit strategy.

In June 2003, the Company announced an exclusive marketing agreement with George Foreman to promote the Casual Male brand. In March 2004, the Company launched its national marketing campaign introducing its exclusive line of clothing bearing the George Foreman name. The clothing, which will be marketed under three product lines, “Comfort Zone By George Foreman™,” “Signature Collection By George Foreman™” and “GF Sport By George Foreman™,” will include a complete array of casual wear, dresswear and accessories and will include the comfort zone technology that the Company previously sold under its private label brand.

Since the Casual Male acquisition, the Company has operated in two segments, its “Casual Male business” and its “Other Branded Apparel businesses.”

CASUAL MALE BUSINESS

The Casual Male business, which represents over 74% of the Company’s total revenues for fiscal 2003, is a multi-channel retailer offering what the Company believes to be high quality casual wear for the big and tall customer. The Company offers its merchandise to customers through diverse selling and marketing channels, including over 481 retail and outlet stores, which operate under the names “Casual Male Big & Tall®” and “Casual Male Big & Tall Outlet” stores, its Casual Male Big & Tall catalog and two e-commerce sites.

Industry

The NPD Group, a leading marketing information provider, estimates that the men’s big and tall apparel market, which includes pants with a waist size 44” and greater, as well as tops sized 1X and greater, generated approximately $5.3 billion in sales in 2002. This highly fragmented market represents approximately 13% of the overall men’s apparel business. In 2002, sales of men’s big and tall apparel increased 1.4%, while overall men’s apparel sales declined 0.7%. Growth in this segment has been driven by rapidly changing market demographics. Currently, 64% of U.S. adults are overweight or obese, up from 56% six years ago. Additionally, in 2001, 49 states classified 15% or more of their total adult population as obese, versus four states in 1991. Moreover, 29 states classified 20% or more of their total adult population as obese. According to the Center for Disease Control, the rate of obesity for the under-30 age group is growing faster than any other segment of the population. These statistics suggest that there is a significant gap between the market share of the big and tall apparel market and the overall percentage of the population classified as obese.

The men’s big and tall apparel market is currently served by a variety of retailers, including department stores, mass merchandisers and specialty stores. These stores typically offer a limited assortment of sizes and styles. By offering the widest selection of sizes and styles, the specialty channel has gained significant market share over the past five years, accounting for 26.2% of men’s big and tall apparel sales in 2002 versus 22.7% in 1998. Casual Male’s overall market share of the men’s big and tall apparel market approximates 7%.

Multi-Channel Strategy

The Company tries to appeal to all of its customers by providing multiple ways to shop. The Casual Male customer is often a destination shopper when it comes to purchasing apparel for himself. For customers that are somewhat uncomfortable in a traditional shopping environment, the Company offers them the opportunity to shop through its catalog as well as through the Company’s e-commerce sites. The Company has recently begun to coordinate its merchandising and marketing across its stores, catalog and websites.

Retail stores. At January 31, 2004, the Company operated 415 Casual Male Big & Tall full-price retail stores, located primarily in strip centers, power centers or stand-alone locations. These stores target the middle-income customer seeking good quality at moderate prices. These stores offer a broad selection of basic sportswear and other casual apparel, as well as dress wear and accessories. The average Casual Male store is approximately 3,400 square feet and has approximately $178 in sales per square foot annually. The Company believes that it has a significant opportunity to grow its retail stores base, and has identified more than 250 potential additional locations.

Outlet stores. At January 31, 2004, the Company operated 66 Casual Male Big & Tall outlet stores designed to offer a wide range of casual clothing for the big and tall customer at prices that are generally 20-25% lower than those offered at it retail stores. Most of the merchandise in the Company’s outlet stores is offered with the purchasing interests of the value-oriented customer in mind. Approximately 20% of the merchandise in the outlet stores originates from the retail stores and serves as a distribution channel for clearance and other slow moving inventory. The average Casual Male outlet store is approximately 3,100 square feet and has approximately $172 in sales per square foot annually. The Company believes that there are an additional 50 potential locations suitable for a Casual Male outlet store.

For fiscal 2004, the Company intends to open 15 new stores, which will be a combination of retail and outlet stores. In addition, the Company expects to remodel between 300 to 350 of its existing retail and outlet stores over a two year period beginning in fiscal 2004. Many of these stores are aging and have not been updated since they opened. The remodel program will include replacing carpeting, repainting the store and otherwise repairing parts of the store, where needed. In addition, certain stores require updating fixtures and signage where necessary to maintain consistent presentation standards. In total, the average cost of the remodel program will approximate between $35,000 to $40,000 for each store location and will require approximately two years to complete such program.

Catalog. The Company’s “Casual Male Big & Tall” catalog offers an assortment of casual merchandise similar to what is available in the stores, but also offers a broader selection of dress apparel, such as sportcoats, suit separates and other tailored clothing. The Company issued 17 editions of its catalog in fiscal 2003 and circulated a total of 7.5 million catalogs. In fiscal 2004, the Company intends to enhance the productivity of its catalog by reducing circulation by approximately 10% and focusing its mailings on a more targeted group, based on historical buying patterns.

In the second half of fiscal 2003, the Company started to transition its REPP Big & Tall catalog customers to its Casual Male Big & Tall catalog. The REPP Big & Tall catalog was an extension of the REPP Ltd. Big & Tall stores, which were previously owned and subsequently closed by Casual Male Corp., prior to the Company’s acquisition.

In-bound calls and order fulfillment for the Company’s catalog are currently handled at its distribution center. See “Distribution” below.

E-Commerce. The Company currently has two e-commerce web sites: www.casualmale.com and www.reppbigandtall.com. These sites offer substantially the same merchandise as is offered in its catalog. The Company currently processes and fulfills orders from its web sites through its distribution center. Although its e-commerce web sites have generated relatively small sales volume, the Company sees the internet as a significant growth opportunity. For example, in addition to its traditional on-line business, the Company recently launched Casual Male Big & Tall apparel shops on Amazon.com. The Company expects its relationship with Amazon.com will provide further growth and brand identity for its Casual Male business. During fiscal 2003, the Company’s e-commerce business sales increased by 49%.

Similar to the REPP Big & Tall catalog, during fiscal 2004, the Company will begin to phase out its Repp Big and Tall web site and combine it with its existing www.casualmale.com web site.

Merchandise

The Casual Male business offers an extensive selection of quality sportswear, dress clothing and footwear for the big and tall male customer at moderate prices. Over 50% of the Casual Male merchandise is basic or fashion-neutral items, such as jeans, casual slacks, tee-shirts polo shirts and dress shirts. The Casual Male customer is primarily interested in comfort and fit, more so than price. As such, Casual Male’s clothing has features specifically designed for our customer, such as waist-relaxer pants, stretch belts, zipper ties, wide band socks, neck-relaxer shirts and clothing with comfort-stretch technology and reinforced stress points. Independent tests have shown that the Company’s merchandise is among the highest in quality of all major brands. In fiscal 2003, approximately 75% of the merchandise offered was private label, manufactured primarily under its Harbor Bay and Menswear brand names. The Company expects the percentage of these private labels to decrease in fiscal 2004.

During Spring, 2004, the Company launched its new line of men’s big and tall apparel featuring Comfort Zone by George Foreman™, Signature Collection by George Foreman™ and GF Sport by George Foreman™ in its stores, catalog and on its Casual Male e-commerce site.

•	Comfort, fit and technology are the driving force behind the creation of the Comfort Zone by George Foreman™ apparel line. Offering exclusive features that provide comfort and performance combined with uncompromising style, now big and tall men can find casualwear, dresswear and loungewear that fits their lifestyle. Comfort Zone by George Foreman™ apparel features Casual Male comfort technologies with our patent-pending Neck-Relaxer shirt, Waist-Relaxer pants, Jacket-Relaxer suit separates and Dry-Action wicking polo.

•	The Signature Collection unites George Foreman’s impeccable flair for style and fashion with the comfort and fit that Casual Male is known for—creating a new collection of contemporary menswear that appeals to discriminating, style-conscious big and tall men. For Spring 2004, the George Foreman Signature Collection includes tuxedo separates, dress pants, sportcoats, silk shirts and sweaters, mercerized cotton tees, satin boxer’s robe and shorts. The Signature Collection is being tested in approximately 60 stores in Spring 2004 and will expand to 140 stores in Fall 2004.

•	An extension of Comfort Zone by George Foreman™, GF Sport by George Foreman™ offers big and tall men apparel for their active lifestyle—utilizing the comfort technology of Dry Action. Dry-Action fabric removes perspiration, dries two times faster than cotton, is pill resistant and keeps active big and tall men fresh and dry. For Spring 2004 the GF Sport offering includes Dry-Action crewneck tees, Dry-Action trek jacket, pants, windbreakers and cargo shorts.

George Foreman branded apparel is expected to approximate 15% of the Casual Male merchandise assortment in Spring 2004 and approximately 30% of the Fall 2004 assortment. The Company intends to continue exploring other assortment additions to the George Foreman apparel line depending on performance and adaptation of existing assortments to include comfort zone features.

In addition, the Company has successfully negotiated with manufacturers of several well-known brands and expects that this branded merchandise, which is expected to have merchandise margins similar to Harbor Bay, could represent up to 60% of the Company’s merchandise mix in fiscal 2004. The Company already carries a wide range of well-known brand name merchandise including, Ecko Unltd.®, Polo Jeans Co.®, Perry Ellis Portfolio®, Geoffrey Beene®, Sean John®, Sketchers®, Levi’s®, Dockers® and others. In addition, Casual Male will launch an exclusive Reebok® big and tall collection for Fall 2004. Accordingly, it is anticipated that Casual Male’s private label Harbor Bay and Menswear merchandise assortments will be displaced significantly by the George Foreman lines of apparel, or other branded merchandise assortments.

The Company recently completed a roll-out of its new lifestyle format in all of its Casual Male Big and Tall stores. Stores are now merchandised to showcase entire outfits by lifestyle, including traditional, functional active, young men’s, dresswear and contemporary. This format allows the Company to merchandise key items and seasonal goods in prominent displays, makes coordinating outfits easier for the customer and encourages multi-item purchases. This lifestyle layout also allows the Company to better manage store space in each market to target local demographics. Stores are clustered to meet the demographic needs of customers by climate and ethnicity. The key item strategy is also fully integrated by lifestyle, allowing the Company to focus on merchandise presentation and offer its customers a compelling value proposition. By taking advantage of volume purchasing discounts, the Company is able to promote these key items across the entire chain without sacrificing gross margins.

The Company’s initiative to add extended sizing in tall sizes in core programs for Spring 2004 has resulted in doubling the penetration of these sizes to the total. Casual Male intends to offer additional extended sizes in core programs for Fall 2004.

To improve upon the Company’s capabilities to plan and replenish its merchandise assortments according to the age and demographic characteristics of each market, Casual Male adopted the Arthur product planning methodologies in 2004, as well as installed and implemented the E3 replenishment application. Both of these applications are part of the JDA Enterprise Portfolio. These new applications will not only improve upon Casual Male’s merchandise planning capabilities, but will also enable it to better manage size requirements for each store. Subsequent to implementing the JDA Enterprise Portfolio, intended to be live by mid-2004, Casual Male plans to pursue more advanced assortment planning tools to further enhance its abilities to provide merchandise assortments tailored to the individual characteristics of each market.

Marketing and Advertising

The Company’s marketing department creates and implements a wide variety of national, regional and local advertising, direct marketing and sales promotion programs. These television, radio, direct mail and e-mail programs are designed to increase sales and customer awareness of the Casual Male brand name. Approximately 70% of all sales are captured in the Company’s customer database. This allows continuous communication with the Company’s customers both for promotional events as well as relationship programs such as the birthday club and new customer programs. Local store marketing activities occur on a regular basis and include store opening events and in-store promotion programs. For 2004, the Company has redesigned its marketing strategy with the objective of branding Casual Male and acquiring new customers.

Advertising and marketing costs for the Casual Male businesses represented approximately 5.8% of the revenue from the Casual Male business in fiscal 2003. This includes creating and distributing 7.5 million catalogs, over 22 million retail direct mail pieces and all in-store signage for its 481 stores, as well as supporting e-commerce efforts. Historically through the end of fiscal 2003, approximately 66% of the Company’s total marketing budget was spent on direct marketing, utilizing its customer database which contains more than 2.5 million names, together with their respective Casual Male purchase histories. In 2004, the direct mail marketing programs percentage of total budget will be decreased to approximately 30% and includes 17 million contacts in support of 19 promotional events.

In fiscal 2004, as part of its new strategy the Company plans to redirect a portion of its direct marketing dollars in addition to increasing the total advertising budget to include for the first time outreach marketing initiatives, such as television. The Company believes that this type of marketing is necessary in order to attract new customers and introduce them to the Casual Male brands, including its George Foreman brand product lines. Over the past several years, the direct marketing program was geared toward existing customers. Although effective with the current customer base, a direct marketing program does not support the goal of increasing market share. The Company expects that its overall advertising budget will be approximately 7.5% of sales in fiscal 2004, an increase from approximately 5.8% in fiscal 2003, of which approximately 50% of the marketing budget will represent outreach marketing programs, mainly television. This will include the launch of a broad-range advertising campaign which commenced in March 2004 in connection with the Company’s roll out of the new George Foreman line of merchandise. Both national network and cable television will run throughout the year with the specific goals of branding Casual Male and customer acquisition in all three channels of distribution: retail stores, catalog and e-commerce.

With the celebrity status of George Foreman associated with Casual Male, a key component of marketing both the brand Casual Male and the new exclusive George Foreman line of apparel is public relations. Internal and external resources have been allocated to support this effort. This program started in the fall of 2003 and will continue through 2004 with media tours and press releases of new product during key selling periods.

In Fall 2004, coupled with store systems upgrades, the development of a new customer relationship management system will be put in place. This will allow the Company to expand its level of communication outside of direct mail, and pertinent customer information will be available at the store level, with the goal of servicing the customer better. This program is expected to be rolled out in early 2005 and will include a loyalty program.

Competition

The Casual Male business faces competition from a variety of sources, including department stores, specialty stores, discount and off-price retailers, as well as other retailers that sell big and tall merchandise. While the Company has successfully competed on the basis of merchandise selection, favorable pricing, customer service and desirable store locations, there can be no assurances that other retailers will not adopt purchasing and marketing concepts similar to those of the Company. In addition, discount retailers with significant buying power, such as Wal-Mart, J.C. Penny and Target, represent a source of competition for the Company.

The United States men’s big and tall apparel market is highly competitive with many national and regional department stores, specialty apparel retailers, single market operators and discount stores offering a broad range of apparel products similar to those of the Company. Besides retail competitors, the Company considers any casual apparel manufacturer operating in outlet malls throughout the United States to be a competitor in the casual apparel market. The Company believes that it is the only national operator of apparel stores focused on the men’s big and tall market, the next largest specialty retailer being Rochester Big and Tall, which operates 22 stores.

The catalog business has several competitors, including the King Size Catalog (which is owned by Brylane) and J.C. Penny’s Big and Tall Collection catalog.

DISTRIBUTION

The Company acquired its property in Canton, Massachusetts, which represents its corporate offices and distribution center, as part of the Company’s acquisition of the Casual Male business. At the end of fiscal 2002, the Company terminated the leases of its two other distribution centers, which were located in Orlando, Florida, and centralized all of its distribution operations in Canton.

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

In fiscal 2003, the Company partnered with United Parcel Services (“UPS”) to improve upon its distribution methods and reduce shipping costs as a result of not having to use third party trucking companies. By utilizing UPS, the Company is able to track all deliveries from the warehouse to the individual stores, as well as the status of in-transit shipments.

In fiscal 2004, the Company expects to implement Manhattan Associates’ PKMS warehousing application for its distribution center systems, which is expected to significantly streamline its distribution processes, enhance in-transit times, and significantly reduce distribution costs. In addition, Casual Male has slightly altered its distribution strategy as it relates to seasonal merchandise to allow for replenishment of styles at the color and size level which is intended to optimize sales opportunities and minimize end of season clearance markdowns. This seasonal merchandise distribution strategy requires significantly higher volume of individual piece processing, a more costly distribution method in contrast to carton handling. However, in conjunction with the installation of a more efficient PKMS warehousing application, the Company is also updating its processes in order to optimize the new system capabilities in areas such as receiving, cross-dock handling, put-away, and picking which will include the use of scanning equipment. Accordingly, in spite of the shift in distribution strategy to include the more costly piece replenishment, Casual Male’s distribution costs are expected to decrease with the installation of new systems and the adoption of updated process flows.

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

At the time of the acquisition, the Casual Male business operated primarily on an IBM mainframe platform. The mainframe based system included an internally supported enterprise retail system and a human resource/payroll application. The Company’s then-existing e-commerce/catalog fulfillment infrastructure operated on a Hewlett-Packard environment on software from Ecometry, and the remainder of is business operated on an IBM 400 platform. The Company’s financial systems were supported by a client server environment.

Presently, the Company’s management information systems consist of a full range of retail merchandising and financial systems which include merchandise planning and reporting, distribution center processing, inventory allocation, sales reporting, and financial processing and reporting. Until integration is complete, the Company’s Casual Male business will continue to operate primarily on a mainframe platform, with the e-commerce/catalog business on the HP environment, and the remainder of the business on the IBM AS/400 platform.

In February 2003, the Company completed the conversion of the Casual Male business to its Lawson Financial System. Management now has several tools from which to manage the business on a consolidated level in a more efficient and effective manner. During fiscal 2003, the Company implemented the JDA E3 Advanced Replenishment system for the Casual Male business. This system was integrated with the existing Casual Male business mainframe platform in an effort to improve sales opportunities and better manage inventories of basic merchandise.

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

To implement these initiatives, the Company spent approximately $4.1 million in fiscal 2002 and $4.0 million in fiscal 2003 and expects to spend approximately $6.0 million in fiscal 2004, primarily on system enhancement, implementation and maintenance. Once the systems are fully implemented, the Company expects to be able to improve sales, better manage inventory levels and streamline operations by:

•	Sharing information with vendors through EDI (electronic data interchange);

•	Reducing merchandise in-transit times;

•	Creating more advanced methods to replenish inventory;

•	Improving information databases;

•	Planning store merchandise assortments; and

•	Reducing MIS related corporate overhead.

Currently, all of the Company’s stores have point-of-sale terminals supplied by IBM, Fujitsu, and NCR. The Casual Male business is supported by a point-of-sale business application provided by Triversity, and the remainder of the Company’s business is supported by a point-of-sale (“POS”) business application by CRS. The POS applications capture daily transaction information by item, color and size. The Company utilizes barcode technology in tracking sales, inventory and pricing information. Communication between the corporate headquarters and all stores is facilitated on a daily basis through the use of an electronic mail system.

In fiscal 2005, the Company anticipates upgrading to a POS and register systems in its store locations. This new system will include a multitude of features including Customer Relationship Management tools that will enable the Company to track customer buying habits and provide it with the ability to target customers with specific offers and promotions. The Company expects that this will also enable the Company to develop an effective loyalty program for its customers. In March 2004, the Company announced that it signed a license agreement with NSB Group for its Connected Retailer® Store and Customer Relationship Management Solutions. The Company expects the roll-out of this project to its stores will begin in Spring 2005. The Company believes that these efforts can lead to new customers as well as a more loyal customer base. The cost of this project is anticipated to approximate $6.0 million, including a five-year maintenance arrangement on its store registers.

The merchandising management systems are updated daily with all store transactions and provide daily sales, inventory, pricing and merchandise information and management reports to assist the Company in operating its retail business. The Company’s merchandising system applications also facilitate the placement and tracking of purchase orders and utilize EDI technology. The Company evaluates this information, together with weekly reports on merchandise statistics, prior to making decisions regarding reorders of fast-selling items and the allocation of merchandise.

The Company utilizes a Microsoft NT / Windows 2000 environment running on a local area network to communicate and work-share within its corporate headquarters. The Company also utilizes the services of ADP, an outside payroll processing provider, to prepare, distribute and report its weekly payroll. All of the Company’s payroll processing was consolidated onto the ADP processing system effective January 1, 2003.

OTHER BRANDED APPAREL BUSINESSES

The Ecko Unltd.® Business

The Company entered into a joint venture arrangement with Ecko, under which the Company owns and manages retail outlet stores bearing the name Ecko Unltd.® and featuring Ecko® branded merchandise. The Company believes that the Ecko Unltd.® outlet stores represent an opportunity in the outlet marketplace for the underdeveloped young men’s and junior market because Ecko® is believed to be a cross-over youth brand appealing to both urban and suburban youth with a core customer between the ages of 14 to 24. Accordingly, these stores provide a broad selection of merchandise ranging from hip-hop to extreme sports, and street-wear to fraternity wear, with a core menswear line consisting of fleece, twill and denim bottoms, wovens, printed tee shirts, knits and sweaters. The average Ecko Unltd.® outlet store is approximately 3,800 sq. ft. and generates an average of $311 sales per square foot annually. At January 31, 2004 the Company operated 20 Ecko Unltd.® outlet stores. The Company intends to open 10 new Ecko stores in fiscal 2004 and will be increasing the size of these stores to 4,000 square feet. In November 2003, the Company opened its first mall-based, full-priced Ecko Unltd.® retail store.

Management believes that its Ecko Unltd.® outlet stores compete with other outlet apparel retailers on the basis of selection of quality, service and price. The Company stresses product training of sales staff and, with the assistance of merchandise materials from Ecko, provides the sales personnel with substantial product knowledge and training across all product lines.

The Company owns 50.5% of this joint venture and Ecko owns the remaining 49.5% of the joint venture. Under the terms of the joint venture arrangement, the Company manages the Ecko Unltd.® retail outlet stores and Ecko contributes to the joint venture their trademark and merchandise requirements at cost. Further, the Company contributes all real estate and operating requirements for the retail outlet stores, including, but not limited to, the real estate leases, payroll needs and advertising. Each partner shares in the operating profits of the joint venture, after each partner has received reimbursement for its cost contributions. Pursuant to its arrangement, the Company must maintain a prescribed store opening schedule and open 75 stores over a six-year period in order to maintain the joint venture’s exclusivity. At certain times during the term of the agreement, the Company may exercise an option to sell its share of the joint venture to Ecko, and Ecko has an option to acquire the Company’s share of the joint venture at a price based on the performance of the Ecko retail outlet stores.

Levi’s®/Dockers® and Candies® outlet businesses

The Company announced in fiscal 2002 that it would be exiting its Levi’s®/Dockers® outlet business. At January 31, 2004, the Company operated 58 Levi’s®/Dockers® outlet stores, which it still intends to close over the next two years. The Company expects that these remaining 58 stores will either be closed at the end of their respective lease terms or through negotiations with respective landlords. Until such closings, these remaining stores will continue to offer an exclusive selection of Levi Strauss & Co. brands of merchandise, which include Levi’s® and Dockers® brands, at outlet prices. As such, the Company will continue to work with Levi Strauss & Co. on obtaining competitive costs for its products and, based on availability, will stock these remaining stores with a higher level of close-out merchandise, which will enable the

Company to maintain its margin levels. The Company expects that these remaining stores will operate at or above break-even levels.

LP INNOVATIONS, INC.

LP Innovations, Inc. (“LPI”), an 80% owned subsidiary of the Company, which was acquired by the Company in May 2002 as part of its Casual Male acquisition, is a national provider of loss prevention solutions to companies in the retail industry. LPI’s loss prevention services include in-store audits, employee investigations, employee training and awareness, and specially designed software. Through LPI’s subsidiary, Securex LLC, LPI also sells and installs security equipment and alarm and security central monitoring, allowing LPI to provide a comprehensive loss prevention solution to its clients.

LPI’s clients have historically included small, mid-sized and large retail chains in the specialty, grocery, apparel, office supplies, sporting goods and numerous other segments of the retail industry. LPI currently has approximately 50 loss prevention retail clients representing over 5,000 retail locations. Approximately 64.8% of these retail clients have contracted for LPI’s full outsource loss prevention services, while the balance of the retail clients have contracted for a portion of LPI’s services, such as in-store audits or in-store employee investigation. For fiscal year 2003, loss prevention services generated revenues of approximately $6.2 million, which accounted for approximately 64.5% of LPI’s total revenues of approximately $9.5 million and approximately $698,000, or 22.6%, of the total loss of $3.1 million. Included in the total loss prevention revenues of $9.5 million are revenues of $1.7 million generated by services provided to the Company by LPI, or 18.0% of total loss prevention revenues.

From a background perspective, LPI was started in May 1988 to provide loss prevention services to its then parent, Casual Male Corp. In 1999, LPI began to experiment with an outsourcing model by providing loss prevention services to other retail companies. In January 2001, LPI expanded beyond loss prevention services to include providing security system sales and installation and security central monitoring services by acquiring Securex LLC. During July of fiscal year 2002, LPI made the strategic decision to realign its Securex-related business as more of a support function of its core loss prevention services that would then be able to generate revenues organically through LPI’s existing customer base. With the main focus on its outsourced loss prevention services and continued client and revenue growth, LPI intends to more efficiently utilize the nationwide loss prevention service infrastructure it has created. Although LPI has made and continues to make changes to its business to facilitate the realization of its business plan, there can be no assurance that LPI will be successful in expanding its retail client base and capitalizing upon its established infrastructure.

On February 23, 2004, subsequent to the end of fiscal 2003, LP Innovations, Inc. (“LPI”) filed a Form 10 registration statement with the Securities and Exchange Commission in connection with a proposed pro rata distribution of the Company’s 80% ownership interest in LPI to the Company’s existing stockholders. Under the proposed plan of distribution, each holder of the Company’s Common Stock will receive one share of LPI common stock for every 100 shares of the Company’s Common Stock owned at the date of distribution. Immediately after the distribution, which is expected to occur in the second quarter of fiscal 2004, LPI will be a separate and independent public company. After the distribution is complete, LPI’s board of directors is considering, among other financing alternatives, offering its stockholders the right to purchase additional shares of LPI common stock through a rights offering to raise additional funds for working capital and to repay amounts owed to the Company, which approximated $5.0 million at January 31, 2004. For the fiscal year ended January 31, 2004, the Company wrote off approximately $355,000 of costs incurred in connection with LPI becoming a stand alone entity. The proposed distribution of LPI common stock is currently being reviewed by the SEC as part of the normal registration process. The timing and terms of the proposed distribution may be affected by this process.

SEASONALITY

Consistent with the retail industry, the Company’s business is seasonal. The Casual Male business traditionally generates the largest volume of its sales during the Father’s Day selling season in June and the Christmas selling season in December. The Company’s outlet businesses, which include its Levi’s®/Dockers® and Ecko Unltd.® outlet stores, traditionally generate the largest volume volumes during the back-to-school selling season in August and the Christmas selling season in December. The majority of the Company’s operating income is generated in the fourth quarter as a result of the impact of the Christmas selling season.

TRADEMARKS/TRADEMARK LICENSE AGREEMENTS

The Company owns several servicemarks and trademarks relating to its Casual Male business, including Casual Male® and “Casual Male Big & Tall®”, “Harbor Bay®”, “GF Sport By George Foreman™”, “Comfort Zone by George Foreman™”, “George Foreman Signature Collection™” and “Signature Collection By George Foreman™” The Company also has a U.S. patent pending for an extendable collar system, which is marketed as “Neck Relaxer™.”

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

The Company operates its Ecko Unltd.® outlet stores pursuant to a joint venture arrangement with Ecko.Complex, LLC which authorizes the Company to utilize the Ecko® trademark in connection with the operations of its Ecko Unltd.® outlet stores.

EMPLOYEES

As of January 31, 2004, the Company employed approximately 3,916 associates, of whom 2,553 were full-time personnel. The Company hires additional temporary employees during the peak Fall and Holiday seasons. None of the Company’s employees is represented by any collective bargaining agreement.

AVAILABLE INFORMATION

The Company’s corporate web site is www.cmrginc.com. The Company makes available, free of charge, through its web site its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company has electronically filed such material with, or furnished such materials to, the Securities and Exchange Commission.

Item 2.	Properties

The Company’s corporate offices and distribution center are located at 555 Turnpike Street in Canton, Massachusetts. The facility is located on 37 acres of land and is owned by Designs Canton Property Corp., a wholly owned subsidiary of Designs Canton Holdings, Inc., which is an indirect wholly owned consolidated subsidiary of the Company. The property, which was acquired by the Company as part of its Casual Male acquisition in May 2002, is subject to an outstanding mortgage of $10.7 million at January 31, 2004. The mortgage is secured by the real estate and the buildings. The building contains about 750,000 square feet, which includes approximately 150,000 square feet of office space.

The Company remains liable on its lease, which expires in January 2006, for its previous corporate offices located at 66 B Street, Needham, Massachusetts. In January 2003, the Company entered into a sublease agreement with its loss prevention subsidiary, LP Innovations, Inc. (“LPI”), pursuant to which LPI leases approximately 19,000 square feet of the total 80,000 square feet of this facility. The sublease agreement is for three years and will expire on December 31, 2005.

As of January 31, 2004, the Company operated 415 Casual Male Big and Tall retail stores, 66 Casual Male Big and Tall outlet stores, 58 Levi’s®/Dockers® Outlet stores and 21 Ecko Unltd.® outlet and retail stores. All of these stores are leased by the Company directly from shopping center owners. The store leases are generally five years in length and contain renewal options extending their terms to between 5 and 10 years. Following this discussion is a listing by state of all the Casual Male Big and Tall retail and outlet store locations open at January 31, 2004.

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

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures.”

Store locations by State for the Casual Male Big and Tall Retail and Outlet stores at January 31, 2004

Alabama	California, cont.	Florida, cont.	Indiana	Massachusetts
Birmingham	Santa Ana	Pembroke Pines	Edinburgh	Burlington
Foley	Santa Clara	Pensacola	Evansville	Dedham
Huntsville	Santa Rosa	Pompano Beach	Fort Wayne	Framingham
Montgomery	Stockton	Ocala	Greenwood	Hanover
Tuscaloosa	Tracy	Orange Park	Indianapolis (3)	Medford
	Tulare	Orlando (3)	Lafayette	No Attleboro
Arkansas	Upland	Sarasota	Merrillville	North Dartmouth
Ft. Smith	Vacaville	St. Augustine	Mishawaka	Saugus
Jonesboro	Valencia	Stuart	Muncie	Seekonk
Little Rock	Victorville	Tampa (2)		Shrewsbury
	West Covina	Vero Beach	Iowa	Tyngsboro
Arizona	Woodland Hills	West Palm Beach	Davenport	West Springfield
Chandler			Des Moines	Wrentham
Mesa	Colorado	Georgia	Marion
Phoenix (3)	Castle Rock	Alpharetta	Williamsburg	Michigan
Tempe	Colorado Springs	Augusta		Ann Arbor
Tucson (2)	Denver	Calhoun		Battle Creek
	Glendale	Commerce	Kansas	Birch Run
California	Lone Tree	Duluth	Olathe	Dearborn
Bakersfield	Loveland	Kennesaw	Overland Park	Flint
Camarillo	Westminster	Lake Park	Topeka	Grand Rapids
Culver City		Macon	Wichita	Howell
Daly City	Connecticut	Morrow		Kalamazoo
Dublin	Danbury	Savannah	Kentucky	Lansing
El Cajon	East Haven	Smyrna	Bowling Green	Lathrup Village
Emeryville	Fairfield	Stone Mountain	Florence	Madison Heights
Escondido	Groton	Tucker	Lexington	Monroe
Folsom	Hamden		Louisville (2)	Novi (Detroit)
Fremont	Manchester	Illinois		Pontiac
Fresno	Milford	Bloomingdale	Louisiana	Port Huron
Fullerton	Waterbury	Bloomington	Baton Rouge	Redford Township
Glendale	West Hartford	Champaign	Bossier City	Roseville
Laguna Hills	Westbrook	Chicago (3)	Gonzales	Saginaw
Lake Elsinore	Wethersfield	Evergreen Park	Lafayette	Southfield
Lakewood		Fairview Heights	Metairie	Southgate
Lawndale	Delaware	Gurnee		Utica
Long Beach	Dover	Hodgkins	Maine	Warren
Los Altos	Reboboth Beach	Hometown	Bangor	Westland
Los Angeles	Wilmington	Joliet	Kittery
Modesto		Lansing	South Portland	Minnesota
Northridge	Florida	Matteson		Albertville
Ontario	Altamonte Springs	Melrose Park	Maryland	Blaine
Orange	Boca Raton	Naperville	Annapolis	Burnsville
Oxnard	Boynton Beach	Niles	Baltimore (2)	Duluth
Palm Desert	Brandon	Norridge	Columbia	Maplewood
Pasadena	Daytona Beach	North Riverside	District Heights	Richfield
Pleasant Hill	Fort Lauderdale	Oakbrook Terrace	Frederick	Roseville
Riverside	Ft. Myers	Orland Park	Glen Burnie	West St. Paul
Roseville	Gainesville	Peoria	Greenbelt	Woodbury
Sacramento (2)	Hialeah	Rockford	Hagerstown
Salinas	Jacksonville	Schaumburg	Rockville	Montana
San Bernardino	Lakeland	Skokie	Towson	Branson
San Diego	Largo	Springfield	Waldorf	Columbia
San Jose	Lauderdale Lakes	St. Charles		Independence
San Leandro	Miami	Tuscola		Richmond Heights
	No. Miami Beach	Vernon Hills

Store locations by State for the Casual Male Big and Tall Retail and Outlet stores at January 31, 2004

Montana, cont.	New York, cont.	Ohio, cont.	Tennessee	Vermont
Springfield	Carle Place	Miamisburg (2)	Antioch	S. Burlington
St. Ann	Centereach	Niles	Chattanooga
St. Louis	Cheektowaga	North Olmsted	Jackson	Washington
St. Peters	East Northport	North Randall	Knoxville	Auburn
Osage Beach	Elmhurst	Springdale	Lakeland	Bellevue
Warrenton	Fresh Meadows	Toledo	Memphis (2)	Seattle
	Greece	Trotwood	Nashville	Spokane
Mississippi	Greenburgh		No. Memphis	Tacoma
Jackson	Henrietta	Oklahoma	Pigeon Forge
Gulfport	Irondequoit	Oklahoma City (2)		Wisconsin
	Johnson City	Tulsa	Texas	Brookfield
Nebraska	Lake George		Amarillo	Brown Deer
Lincoln	Massapequa	Oregon	Arlington	Grand Chute
Omaha (3)	Nanuet	Beaverton	Austin (2)	Green Bay
	New York	Lincoln City	Beaumont	Greenfield
New Hampshire	Niagara Falls	Portland	College Station	Johnson Creek
Salem	Patchogue	Salem	Conroe	Kenosha
Tilton	Poughkeepsie		Corpus Christi	Madison
	Riverhead	Pennsylvania	Dallas (2)	Mosinee
New Jersey	Staten Island	Altoona	El Paso
Bloomfield	Tonawanda	Bridgeville	Fort Worth	West Virginia
Cherry Hill	Valley Stream	Erie	Hillsboro	Barboursville
Deptford	Victor	Franklin Mills	Houston (6)	South Charleston
E. Brunswick	Waterloo	Gettysburg	Hurst
East Hanover	Yonkers	Grove City	Irving
Eatontown		Harrisburg	Laredo
Lawrence Township	North Carolina	King Of Prussia	Lewisville
Ledgewood	Asheville	Lancaster	Lubbock
Linden	Burlington	Langhorne	Mesquite
May’s Landing	Charlotte	Monroeville (2)	Midland
Menlo Park	Fayetteville	Philadelphia (3)	Pasadena
Paramus	Greensboro	Pittsburgh (2)	Plano
Riverton	Greenville	Scranton	San Antonio (4)
Secaucus	Pineville	Springfield Township	San Marcos
Somerville	Raleigh (2)	Tannersville	Shenandoah
Toms River	Smithfield	West Mifflin	Tyler
Totowa (2)	Wilmington	Whitehall	Webster
Union	Winston-Salem	Wilkes Barre	West Houston
West Berlin		Willow Grove	West Oaks (Houston)
	North Dakota	Wyomissing
New Mexico	Fargo	York	Virginia
Albuquerque			Alexandria
	Ohio	Rhode Island	Charlottesville
Nevada	Akron	Warwick	Fairfax
Henderson	Aurora		Fredericksburg
Las Vegas (2)	Boardman	South Carolina	Hampton
Reno	Burbank	Charleston	Lightfoot
	Canton	Columbia (2)	Manassas
New York	Cincinnati	Florence	Norfolk
Albany (Wolf Rd.)	Columbus (5)	Gaffney	Richmond (2)
Bayshore L.I.	Fairlawn	Greenville	Roanoke
Bronx (2)	Jeffersonville	Myrtle Beach	Sterling
Brooklyn (3)	Lyndhurst		Virginia Beach
Camillus	Mansfield	South Dakota	Woodbridge
	Mentor	Sioux Falls

Item 3.	Legal Proceedings

On October 15, 2003, a class action lawsuit was filed against the Company in the Supreme Court of California, County of Santa Clara, by Robin J. Tucker, a former employee. The complaint alleges, among other things, that the Company failed to pay overtime compensation and to provide meal and rest periods to the Company’s California store managers for the period from May 14, 2002 to the present. The Company believes that it has substantial legal defenses to these claims and intends to vigorously defend this action. However, there can be no assurances that such claims will not be successful in whole or in part.

On April 2, 2004 a former officer of the Company filed a discrimination charge with the Massachusetts Commission Against Discrimination and the Equal Employment Opportunity Commission. The Company will engage an outside independent fact-finder to conduct a thorough investigation into the allegations. The claim has been submitted to the Company’s insurance carrier for indemnity and defense. The Company does not expect this matter to have a material impact on its financial position or results of operation.

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

Fiscal Year Ended February 1, 2003	High	Low
First Quarter	$5.82	$3.90
Second Quarter	8.05	4.75
Third Quarter	5.03	3.10
Fourth Quarter	4.60	2.98

Fiscal Year Ended January 31, 2004	High	Low
First Quarter	$4.43	$2.28
Second Quarter	6.20	4.12
Third Quarter	8.99	5.86
Fourth Quarter	9.42	6.38

As of April 10, 2004, based upon data provided by independent shareholder communication services and the transfer agent for the Common Stock, there were approximately 306 holders of record of Common Stock.

The Company has not paid and does not anticipate paying cash dividends on its Common Stock. In addition, financial covenants in the Company’s loan agreement may restrict dividend payments. For a description of these financial covenants see Note C to the Notes to the Consolidated Financial Statements.

On November 17, 2003, the Company issued $85.0 million principal amount of convertible senior subordinated notes due 2024 (the “Convertible Notes”). On November 26, 2003, the Company issued an additional $15.0 million of Convertible Notes, which were sold pursuant to an option exercised by the initial purchaser. The aggregate $100 million principal amount of Convertible Notes bear interest at a rate of 5% per year and are convertible into the Company’s Common Stock at a conversion price of $10.65 per share. These Convertible Notes were issued in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), set forth under Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

In connection with the Company’s private placement of $29.6 million of senior subordinated notes due 2010 which were issued during the second and third quarters of fiscal 2003, the Company issued detachable warrants to purchase 1,182,400 shares of the Company’s Common Stock at exercise prices ranging from $4.76 to $7.32 per share. The Company assigned a fair value to these warrants of $5.6 million. These warrants were issued in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, set forth under Section 4(2) of the Securities Act or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering.

See Note C to the Notes to the Consolidated Financial Statements for a complete description of these private placements.

Stock Repurchases

The following table includes repurchases by the Company of its Common Stock during the fourth quarter of fiscal 2003:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
11/2/03-11/29/03	1,000,000	$7.89	1,000,000	(1)	1,000,000	(1)
11/30/03-1/03/04	—	—	—		—
1/04/04-1/31/04	—	—	—		—

(1)	In connection with the Company’s sale of its $100 million of convertible notes due 2024, the Board of Directors authorized the Company to use a portion of the proceeds to repurchase up to 2,000,000 shares of the Company’s Common Stock in the open market or in negotiated transactions, from time to time, depending on market and other conditions. The repurchase plan was first announced on November 11, 2003. On November 19, 2003, the Company repurchased 1,000,000 shares of its Common Stock. Accordingly, at January 31, 2004, 1,000,000 shares were still authorized for repurchase by the Company.

Item 6.	Selected Financial Data

Selected Financial Data-Historical Results

	Fiscal Years Ended (1)
	January 31, 2004 (Fiscal 2003)		February 1, 2003 (Fiscal 2002) (2)		February 2, 2002 (Fiscal 2001)		February 3, 2001 (Fiscal 2000)	January 29, 2000 (Fiscal 1999)
	(In millions, except per share, weighted average shares and operating data)
INCOME STATEMENT DATA:
Sales	$429.5		$356.6		$133.3		$135.2	$135.3
Gross profit, net of occupancy costs	161.2		122.0	(5)	31.3		37.6	32.1	(7)
Selling, general and administrative	136.8		106.5		29.6		32.6	34.4
Provision (reversal) for store closings, impairment of assets and severance	(0.6	)(4)	10.7	(5)	—		0.1	6.6	(7)
Depreciation and amortization	9.1		9.5		4.2		4.3	5.5

Operating (loss) income	15.9		(4.7)		(2.5)		0.6	(14.4)
Other expenses, principally debt redemption costs	14.1	(4)	—
Interest expense, net	11.2		9.1		1.9		1.8	1.2

(Loss) income from continuing operations before minority interest and taxes	(9.4)		(13.8)		(4.4)		(1.2)	(15.6)

Minority interest	0.3		0.2		—		—	—
Provision for income taxes	—		8.0	(5)	8.1	(6)	(0.5)	0.4

Loss from continuing operations	$(9.7)		$(22.0	)(5)	$(12.5	)(6)	$(0.7)	$(16.0	)(7)
(Loss) income from discontinued operations (3)	(2.4)		(16.8)		4.6		3.9	3.5

Net (loss) income	$(12.1	)(4)	$(38.8)		$(7.9)		$3.2	$(12.5)

(Loss) earnings per share from continuing operations—basic and diluted	$(0.27)		$(0.87)		$(0.86)		$(0.04)	$(0.99)
Net (loss) income per share—basic and Diluted	$(0.34)		$(1.54)		$(0.54)		$0.20	$(0.78)
Weighted average shares outstanding:
for net (loss) income per share-basic	35,702		25,117		14,486		16,015	16,088
for net (loss) income per share-diluted	35,702		25,117		14,486		16,292	16,088

EFFECT OF RESTRUCTURING AND CHARGES ON PREPAYMENT OF DEBT ON PRE—TAX INCOME (LOSS) FROM CONTINUING OPERATIONS
Net (loss) income from continuing operations	$(9.7)		$(22.0	)(5)	$(12.5	)(6)	$(0.7)	$(16.0	)(7)
Other expenses, principally debt redemption costs	14.1	(4)	—		—		—	—
Provision for income taxes	—		8.0	(5)	8.1	(6)	—	—
Restructuring charges (reversal) including amounts charged to gross profit	(0.6	)(4)	18.0	(5)	—		0.1	14.5	(7)

Pre-tax income (loss) from continuing operations before effect of restructuring charges and debt redemption costs	$3.8		$4.0		$(4.4)		$(0.6)	$(1.5)

BALANCE SHEET DATA:
Working capital	$48.4		$(4.0)		$13.3		$16.3	$19.6
Inventories	98.7		103.2		57.7		57.7	57.0
Property and equipment, net	68.3		64.1		20.9		18.6	16.7
Total assets	272.7		266.9		90.9		95.1	95.1
Long term debt	122.4		51.0		—		—	—
Stockholders’ equity	80.8		91.1		42.4		49.8	52.3

OPERATING DATA:
Net sales per square foot	$179		$183		$195		$192	$190
Number of stores open at fiscal year end	560		556		102		102	103

(1)	The Company’s fiscal year is a 52 or 53 week period ending on the Saturday closest to January 31. The fiscal year ended February 3, 2001 included 53 weeks.
(2)	The results for fiscal 2002 include the effect, since May 14, 2002, of the acquisition of substantially all of the assets of Casual Male Corporation and certain of its subsidiaries.
(3)	In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has shown stores closed during fiscal 2003 and 2002 as discontinued operations. Accordingly, certain prior-year amounts on the Income Statement Data have been reclassified to discontinued operations to conform to the current-year presentation.
(4)	The results for fiscal 2003 include a charge of approximately $14.1 million, primarily related to the write off of costs and prepayment penalties incurred in connection with the Company’s prepayment of its long-term debt. Results also include the reversal of $646,000 of restructuring reserves related to excess reserves established for landlord settlements.
(5)	The results for fiscal 2002 include $41.3 million in charges taken in the second and fourth quarters of fiscal 2002 related to the downsizing of the Levi’s® and Dockers® business, the integration of Casual Male and the exiting of the Candies® outlet store business. Of the total $41.3 million recorded during fiscal 2002, approximately $7.2 million is reflected in gross margin from continuing operations and reflects a write down of inventory for stores that have not yet closed. Approximately $15.3 million of the charge, which related to stores that closed during fiscal 2003 and fiscal 2002, is included as part of discontinued operations. As a result of the restructuring and its impact on the operating profitability of the Company, the total $41.3 million in charges also includes a non-cash charge of $8.0 million to further reduce the carrying value of certain deferred tax assets.
(6)	In the fourth quarter of fiscal 2001, the Company recorded a special non-cash charge of $8.1 million to reduce the carrying value of certain deferred tax assets. Due to the general weakness of the economy during fiscal 2001, which resulted in reduced earnings as compared to the prior year, the full realizability of certain tax assets could not be assured. Accordingly the Company established additional reserves against those assets.
(7)	Pre-tax loss for fiscal 1999 includes the $15.2 million charge taken in the fourth quarter related to inventory markdowns, the abandonment of the Company’s Boston Traders® trademark, severance, and the closure of the Company’s five remaining Designs/BTC™ stores and its five Buffalo® Jeans Factory stores. Of the $15.2 million charge, $7.8 million, or 4.1% of sales, is reflected in gross margin. The pre-tax loss for fiscal 1999 also includes $717,000 of non-recurring income related to excess reserves from the fiscal 1998 restructuring program.

Selected 5 Year Financial Data of Casual Male

The following table provides historical financial information of the Casual Male business for the past five fiscal years, of which all information prior to May 14, 2002 is according to the financial records of Casual Male Corp., the predecessor company

	Fiscal Years Ended
	January 31, 2004 (Fiscal 2003)	February 1, 2003 (Fiscal 2002) (1)	February 2, 2002 (Fiscal 2001) (1)	February 3, 2001 (Fiscal 2000)	January 29, 2000 (Fiscal 1999) (2)
(in millions, except store count)

OPERATING INCOME:

Sales	$319.2	$329.2	$332.4	$408.0	$353.6

Gross profit, net of occupancy costs	132.5	140.1	142.3	162.4	141.3
Selling, general and administrative	109.3	116.0	123.3	126.8	108.0
Depreciation and amortization	6.7	8.5	7.4	10.1	10.5

Operating income	$16.5	$15.6	$11.6	$25.5	$22.8

Store count	481	467	473	598	580

(1)	In August 2001, Casual Male Corp. initiated a store-closing plan in conjunction with its bankruptcy proceedings. The Company has excluded the operating results, if any, of these store closings for Fiscal 2002 and Fiscal 2001.
(2)	Included in the results for fiscal 1999 is the acquisition by Casual Male Corp. of the Repp Ltd. Big & Tall and Repp Ltd. By Mail divisions which occurred in May 1999. In connection with the acquisition, Casual Male Corp. acquired 175 Repp Ltd. Big & Tall stores and its catalog businesses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

As noted above, this Annual Report on Form 10-K, including, without limitation, this Item 7, contains “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation those risks and uncertainties set forth in the Company’s Current Report on Form 8-K, previously filed with the SEC on April 14, 2004, which you are encouraged to read. The following discussion and analysis of our financial condition and results of operations should be read in light of those risks and uncertainties and in conjunction with our accompanying Consolidated Financial Statements and Notes thereto.

EXECUTIVE OVERVIEW

Since acquiring the Casual Male business from Casual Male Corp. in May 2002, the Company has been working on a three-year turnaround plan aimed toward:

•	Reducing high corporate overhead of the acquired Casual Male business,

•	Upgrading its antiquated and inefficient infrastructure,

•	Developing an effective merchandising strategy,

•	Improving upon the effectiveness of its marketing programs in maintaining or increasing customer traffic into its stores, catalog and e-commerce website,

•	Enhancing balance sheet liquidity and flexibility, and

•	Cost effectively remodeling the existing chain of aging Casual Male stores.

Over the past twenty-three months many of these objectives have either been accomplished or are in the latter stages of completion, positioning the Company to benefit from these changes over the coming quarters. Since acquiring the Casual Male business, the Company has successfully reduced its selling, general and administrative by approximately 15% on an average store basis and formulated and commenced implementation of an enterprise wide systems strategy. One of the most significant changes has been an updating of Casual Male’s merchandising strategy. During fiscal 2003, the Company implemented numerous merchandising initiatives to more broadly appeal to its varied customer base such as the introduction of its young men’s line of apparel, the re-introduction of suit separates, the inclusion of more branded merchandise in its assortments, including Comfort Zone by George Foreman, Signature Collection by George Foreman and GF Sport by George Foreman, the proliferation of its key item merchandising program, and the extension of greater range of sizes available in assortments. These merchandising initiatives, which started to be implemented in the second quarter of fiscal 2003, have resulted in a marked improvement in quarter to quarter comparable store sales. In the first quarter of fiscal 2003 comparable store sales were a negative 5% as compared to the corresponding period of the prior year, improving each quarter to a positive 2.4% in the fourth quarter. Although it is still early in the Company’s first quarter of fiscal 2004, this trend of improvement appears to be continuing into next year.

In addition to its merchandising strategy, the Company is also focused on improving the customer traffic to its stores. One significant statistic the Company uses to understand its sales performance is its conversion rate, which is the percentage of total customers who enter our stores that purchase merchandise. The Company’s conversion rates in fiscal 2003 have improved by approximately 10% over fiscal 2002. However, customer traffic to its stores continues to be down over 10% as compared to the prior year. The Company believes that an improved marketing strategy can reverse the negative traffic trend. In the past, much of the marketing strategy has been geared toward its existing customer. Toward the end of fiscal 2003, the Company revamped its marketing program and started to redirect its objective to re-introducing the Casual Male brand and its multi-channel businesses. The Company plans to accomplish this primarily through increased media, television and radio. Some of this increased marketing spend contributed to the slight increase in selling, general and administrative expenses incurred in fiscal 2003.

To help further promote the Casual Male concept, in June 2003, the Company signed George Foreman as the Company’s spokesperson and also developed three lines of product bearing the George Foreman name. Although the Company’s national marketing launch will not occur until Spring 2004, the sales performance of the George Foreman product lines for the fourth quarter of fiscal 2003 were positive.

From a financial position perspective, the Company completed the sale of $100 million in 5% convertible notes during the fourth quarter of fiscal 2003. This offering enabled the Company to substantially prepay all of its high rate debt, much of which was acquired in conjunction with the Casual Male acquisition, and pay off amounts outstanding under its credit facility. In addition to saving the Company approximately $4.0 million in annual interest costs, this offering also increased the Company’s liquidity for working capital needs. In connection with the Company’s prepayment of its debt, the Company incurred approximately $13.8 million in costs, primarily associated with the write-off of deferred costs. See the full discussion of the repayments of debt and related charges below under “Liquidity and Capital Resources.” The Company sees this offering as a significant step toward a stronger and more liquid balance sheet while at the same time supporting the Company’s future growth strategies.

SEGMENT REPORTING

Since the Casual Male acquisition, the Company has redefined its business into two reportable business segments: (i) the Casual Male business and (ii) Other Branded Apparel businesses. See Note M of the Notes to Consolidated Financial Statements for a complete disclosure of the financial results of each segment. The Company’s “Other Branded Apparel businesses” segment includes the operations of the Company’s Levi’s®/Dockers® outlet stores and its Ecko Unltd.® outlet and retail stores.

STORE CLOSINGS/DISCONTINUED OPERATIONS

In accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), results of operations for stores closed in fiscal 2003 and fiscal 2002 have been presented as discontinued operations. The discontinued operations of these stores include related write-downs for the impairment of assets and costs to liquidate inventory. Accordingly, the Company has reclassified all prior year results for such closed stores to conform with the current period presentation of discontinued operations.

RESULTS OF OPERATIONS

Because of the materiality of the Casual Male business to the Company’s consolidated operations, the following discussion of results of operations will first review the segment results of the Casual Male business and will conclude with a consolidated review of the Company’s results. The discussion of the Company’s consolidated results of operations begins on page 25 of this Form 10-K. Because the actual results for the Casual Male business include only operations from May 14, 2002, the date of acquisition, the following discussion will also include pro forma results from operations for fiscal 2002 and fiscal 2001, assuming that the acquisition of Casual Male occurred on February 4, 2001. Management believes that this additional information is necessary in order to provide a complete and balanced discussion of the results of operations for this segment for fiscal 2003 as compared to fiscal 2002 and 2001. Management also believes that the inclusion of this information helps investors gain a better understanding of the Company’s core operating results and future prospects, consistent with how management measures and forecasts the Company’s performance, especially when comparing such results to previous periods or forecasts. The following pro forma financial tables were prepared based on available information using assumptions that the Company’s management believes are reasonable. The pro forma results do not purport to represent the actual results of operations that would have occurred if the Casual Male acquisition had occurred on February 4, 2001, and are not necessarily indicative of the results that may be achieved in the future.

CASUAL MALE BUSINESS – SEGMENT OVERVIEW

(in millions)	Actual Fiscal 2003	Actual Fiscal 2002	Pro Forma Fiscal 2002	Pro Forma Fiscal 2001
Sales	$319.2	$242.7	$329.2	$332.4
Gross margin	132.5	102.7	140.1	142.3
Gross margin rate	41.5%	42.3%	42.6%	42.8%
Selling, general and administrative	109.3	79.1	116.0	123.3
Depreciation and amortization	6.7	6.0	8.5	7.4

Operating income	$16.5	$17.6	$15.6	$11.6

Sales. Sales for fiscal 2003 for the Casual Male business, which includes sales from its e-commerce and catalog businesses, were $319.2 million as compared to sales of $242.7 million in fiscal 2002. This increase in sales of $76.5 million was due to the fact that fiscal 2003 represented a full year of revenue as compared to fiscal 2002, which reflected revenue only from May 14, 2002, the date of the Casual Male acquisition. Compared to pro forma sales for fiscal 2002 of $329.2 million, total sales for fiscal 2003 decreased 3.0% and comparable store sales decreased 1.3%. In addition, Casual Male discontinued its Repp catalog title during fiscal 2003, which resulted in an approximate 2% loss of sales as compared to fiscal 2002. On a pro-forma basis, fiscal 2002 comparable store sales decreased by 1% as compared to fiscal 2001. Comparable store sales include retail stores that have been open for at least one full fiscal year, together with e-commerce and catalog sales.

When the Company purchased the Casual Male business in May 2002, it believed that Casual Male had a strong and stable sales base, with significant potential to grow market share from its current 7% of the overall men’s big and tall apparel market. However, during the first quarter of fiscal 2003, the Company identified several merchandising issues, which the Company believes were negatively impacting sales. As discussed above under “Executive Summary,” the Company implemented several key merchandising and marketing initiatives geared towards improving sales trends and gaining market share. As a result of these initiatives, the Company was able to improve quarter over quarter comparable store sales in fiscal 2003.

Gross Margin. The Casual Male business gross margin rate for fiscal 2003 was 41.5% compared to 42.3% for fiscal 2002. This decrease of 0.8 percentage points was due to the deleveraging of occupancy costs of 1.0 percentage points offset slightly by improved merchandise margins of 0.2 percentage points. In spite of the decreases in sales that the Casual Male business experienced in the first half of fiscal 2003, the Company was able to maintain strong merchandise margins throughout fiscal 2003 as a result of stable initial margins and strong inventory management. Since fiscal 2001, Casual Male’s gross margin has dropped by approximately $10.0 million as a result of the decline in sales, which was primarily the result of decreases in comparable stores sales and the discontinuance of the Repp catalog. Casual Male’s recently developed and executed merchandising and marketing strategies were designed to broaden Casual Male’s appeal to its big and tall customer base, improve customer traffic into its stores, catalog and web site, and enhance gross margins.

The Company expects similar if not higher merchandise margin performance in fiscal 2004 as the Company continues to implement its merchandising initiatives, which appear to be having a positive impact on sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) as a percentage of sales were 34.2%, or $109.3 million, in fiscal 2003 and 32.6%, or $79.1 million, in fiscal 2002. On a pro forma basis, SG&A expenses as a percentage of sales in fiscal 2002 and fiscal 2001 were 35.2% and 37.1%, respectively. Since the completion of the Casual Male acquisition in May 2002, the Company has implemented several cost reduction and synergy initiatives, which have resulted in approximately $20.0 million in savings on an annualized basis. On a pro forma basis, since fiscal 2001, SG&A costs for the Casual Male business have declined by approximately 12%, on an average store basis.

The increase in SG&A costs as a percentage of sales of 1.6 percentage points for fiscal 2003 (34.2% of sales) from fiscal 2002 (32.6% of sales) is primarily due to the weighted impact of a full year’s of expenses which includes the first quarter, which historically runs at a higher percentage of sales then the remainder of the year. In addition, in the fourth quarter of fiscal 2003, the Company also started to increase its marketing spend in connection with its new merchandising initiatives and its George Foreman product lines.

For fiscal 2004, the Company plans to increase its marketing spend by approximately $7.0 million in anticipation of its launch of its George Foreman line of clothing. The majority of the incremental marketing expenditures is expected to be incurred in the first half of the year during its initial George Foreman marketing launch. Aside from this increase in marketing for fiscal 2004, the Company expects to see continued cost savings in other areas in fiscal 2004 as a result of its infrastructure initiatives, which were discussed more fully under “Business- Management Information Systems.”

Operating Income. The Casual Male business had operating income of $16.5 million in fiscal 2003 as compared to $17.6 million in fiscal 2002. On a pro forma basis, operating income for fiscal 2002 was $15.6 million, which includes an operating loss for the first quarter of fiscal 2002. The improvement in the Casual Male business’ operating income in fiscal 2003 as compared to fiscal 2002 and fiscal 2001, on a pro forma basis, was the result of significant cost reductions and strong merchandise margins. On an average store basis, the Casual Male business’ operating income has increased over 40% since fiscal 2001, in spite of a 7% decline in gross margins over the same period.

OTHER BRANDED APPAREL BUSINESS – SEGMENT OVERVIEW

Other Branded Apparel business includes the results of operations, on a continuing basis, for the Company’s Levi’®/Dockers® outlet stores and it Ecko Unltd.® outlet and retail stores. In fiscal 2002, the Company announced that it would be winding down its Levi’s®/Dockers® business with the intention to eventually exit the business completely. During fiscal 2003, the Company closed an additional 25 Levi’s®/Dockers® Outlet stores. Accordingly, the operating results of these stores for fiscal 2003, 2002 and 2001 have been reclassified to discontinued operations and are discussed in more detail under “Consolidated Results of Operations- Discontinued Operations.”

At January 31, 2004, 58 Levi’s®/Dockers® outlet stores and 21 Ecko Unltd.® stores were open and are included in the below table of operating results for the Other Branded Apparel business. The Company intends to close another approximate 25-30 Levi’s®/Dockers® stores during fiscal 2004, many of which will be closed during the fourth quarter.

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Sales
Levi’®/Dockers® sales	$90.2	$109.0	$133.3
Ecko Untld.®	20.1	4.9	—

Total sales	$110.3	$113.9	$133.3
Gross margin	28.7	19.3	31.3
gross margin rate	26.0%	16.9%	23.5%
Selling, general and administrative	27.5	27.4	29.6
Provision for impairment of assets store closing and severance	(0.6)	10.7	—
Depreciation and amortization	2.4	3.5	4.2

Operating loss	$(0.6)	$(22.3)	$(2.5)

Over the past few years, the Company’s Levi’s®/Dockers® outlet business has been experiencing significant sales decline due to the erosion of the Levi Strauss & Co. brands and product availability issues, resulting in comparable store decreases of 16.2% and 14.0% for fiscal 2003 and fiscal 2002, respectively. In fiscal 2003, the gross margin rate was 26.0% as compared to 16.9% in fiscal 2002, primarily due to the write-down of inventory of $7.2 million in fiscal 2002 associated with the Company’s decision to exit the business. Fiscal 2002 also includes a charge of $10.7 million primarily related to the write-down of fixed assets for these remaining outlet stores and integration costs associated with the combination of the Casual Male and Designs businesses. See “Consolidated Results of Operations – Restructuring Charges” for a complete discussion of these charges.

Notwithstanding such comparable store decreases, the Company has started to see some improvements during the first quarter of fiscal 2004 and believes that these stores will be able to, at a minimum, achieve break-even operating results through the end of their respective lease terms or until the Company is able to achieve a negotiated settlement with the respective landlords.

Sales from the Company’s Ecko business were approximately $20.1 million in fiscal 2003 as compared to $4.9 million in fiscal 2002. There were no sales from Ecko in fiscal 2001. During fiscal 2003, the Company increased its store count from 6 Ecko stores in fiscal 2002 to 21 stores at January 31, 2004 and expects to open 10 additional stores in fiscal 2004. For fiscal 2003, the Ecko business generated an operating profit of approximately $0.6 million compared to $0.7 million last year. This slight decrease was due mainly to the increased infrastructure added in fiscal 2003 to support its continued growth.

The selling, general and administrative expenses of Ecko Unltd.® and Levi’s®/Dockers® business approximated $9.0 million and $18.5 million, respectively, during fiscal 2003. The SG&A expense base of the Levi’s®/Dockers® business declined by almost 40% since fiscal 2001, much of these savings resulting from the combination of corporate functions and the elimination of redundancies. Over the same time period, Levi’s®/Dockers® gross margins declined by approximately 40% as a result of a declining sales base. Operating income is expected to be positive during fiscal 2004 on the basis of a stabilized Levi’s®/Dockers® sales base, as well as a growing Ecko Unltd.® outlet business.

CONSOLIDATED RESULTS OF OPERATIONS

	Fiscal 2003	Fiscal 2002	Fiscal 2001	Pro Forma Fiscal 2002	Pro Forma Fiscal 2001
Sales	$429.5	$356.6	$133.3	$443.1	$465.7
Gross margin	161.2	122.0	31.3	159.3	173.6
gross margin rate	37.5%	34.2%	23.5%	35.9%	37.3%
Selling, general and administrative	136.8	106.5	29.6	143.4	152.9
Provision (income) for impairment of assets store closing and severance	(0.6)	10.7	—	10.7	—
Depreciation and amortization	9.1	9.5	4.2	12.0	11.6

Operating income (loss)	$15.9	$(4.7)	$(2.5)	$(6.8)	$9.1

SALES

Fiscal 2003 to Fiscal 2002

Sales for fiscal 2003 increased $72.9 million, or 20.4%, as compared to fiscal 2003. This increase was due to a full year of revenue from the Casual Male business as compared to fiscal 2002, which only had revenue from Casual Male since May 14, 2002. On a pro forma basis, as compared to fiscal 2002 sales of $443.1 million, sales for fiscal 2003 decreased $13.6 million principally due to decreases in comparable stores sales for fiscal 2003 of 1.3% for the Casual Male business and 16.2% for the Other Branded Apparel business. See segment discussion above for more discussion regarding the specific sales trends in each segment.

Fiscal 2002 to Fiscal 2001

Sales for fiscal 2002 of $356.6 million increased $223.3 million as compared to sales of $133.3 million in fiscal 2002. The increase was solely the result of the Company acquisition of the Casual Male business in May 2002. On a pro forma basis, total sales for fiscal 2002 would have been $443.1 million, or a decrease of 4.9%, as compared to pro forma sales of $465.7 million in fiscal 2001.

GROSS MARGIN

Gross margin rates for fiscal 2003, 2002 and 2001 were 37.5%, 34.2% and 23.5%, respectively. The gross margin rates for fiscal 2003 and 2002 reflect the significant benefit of the higher margin Casual Male business. The Casual Male business has a substantial portion of private label merchandise, which by its nature produces higher gross margins. Gross margin for fiscal 2002 also includes a charge for the write-down of inventory for its Levi’s®/Dockers® business of approximately $7.2 million, which was part of the total charge of $41.3 million recorded by the Company in fiscal 2002 as part of its plan to exit its Levi’s®/Dockers® business.

SELLING, GENERAL AND ADMINISTRATIVE

SG&A expenses as a percentage of sales were 31.9%, 29.9% and 22.2% for fiscal 2003, 2002 and 2001, respectively. The increase in SG&A expenses in fiscal 2003 and fiscal 2002 was principally due to the addition of the Casual Male cost structure to the Company’s existing low cost base. The 2.0 percentage point increase in SG&A during fiscal 2003 was related to the impact of the Casual Male cost structure for a full fiscal year, increased cost structure to support the additional 15 Ecko stores opened during the year and increased promotional advertising in the Company’s Casual Male business. On a pro forma basis, SG&A as a percentage of sales for fiscal 2003 of 31.9% decreased as compared to 32.4% for fiscal 2002 and 32.8% for fiscal 2001. This improvement, on a pro forma basis, is the result of the Company’s cost reduction and synergy initiatives which to date approximate $20.0 million on an annual basis.

RESTRUCTURING CHARGES

In the second and fourth quarters of fiscal 2002, the Company recorded a total of $41.3 million in restructuring charges. The components of the $41.3 million of charges as reported in the Company’s Annual Report on Form 10-K for the year ended February 1, 2003 have been reclassified for presentation purposes to allocate the restructuring reserves recorded in fiscal 2002 for stores closed in fiscal 2003 as discontinued operations. For a table summarizing the components of these charges see Note J to the Notes to the Consolidated Financial Statements

Of the total restructuring charges of $41.3 million: i) $15.3 million relates to the 45 Levi’s®/Dockers® stores closed during fiscal 2003 and 2002, and pursuant to SFAS No. 144, are included in loss from discontinued operations; ii) $18.0 million relates to the future closing of the balance of the Levi’s®/Dockers® stores and integration costs associated with combining the Casual Male business with the Company and, pursuant to SFAS No. 144, are included in loss from continuing operations; and iii) $8.0 million relates to the impairment of certain tax assets, which is shown under “Provision for income taxes” in the Consolidated Statement of Operations for fiscal 2002. The impairment of the Company’s tax assets does not affect its ability to utilize the $93.9 million federal net operating loss carryforwards to offset future taxable income, subject to certain annual limitations.

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

In fiscal 2002, the Company recorded an impairment charge of $14.4 million, which was included as part of the $41.3 million in restructuring charges recorded in fiscal 2002. See “Restructuring Charges” above. Of the $14.4 million, approximately $5.9 million related to the 45 Levi’s®/Dockers® outlet stores closed in fiscal 2003 and 2002 and the Candies® outlet stores and accordingly is included as a component of discontinued operations for fiscal 2002. The remaining $8.5 million relates to the balance of the Levi’s®/Dockers® outlet stores which will be closed in the future and is reflected in “Provision for impairment of assets, store closings, and severance” on the Consolidated Statement of Operations for fiscal 2002. In fiscal 2003, the Company recorded an impairment of approximately $116,000, which is included as part of selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended January 31, 2004. No such charge was necessary for fiscal 2001.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $9.1 million for fiscal 2003, $9.5 million for fiscal 2002 and $4.2 million for fiscal 2001. The decrease in depreciation and amortization in fiscal 2003 of $0.4 million as compared to fiscal 2002 is due to lower depreciation of approximately $1.1 million among the Company’s Levi’s®/Dockers® stores as a result of the $14.4 million impairment charge recorded in fiscal 2002. This decrease was partially offset by an increase of $0.7 million in fiscal 2003 related to annualization of depreciation for the Company’s Casual Male business. The increase in depreciation and amortization in fiscal 2002 as compared to fiscal 2001 was due to the addition of approximately $52.9 million in assets acquired in connection with the Casual Male acquisition, offset partially by the $14.4 million in impaired assets which the Company wrote off in connection with the restructuring and store closing charges recorded in fiscal 2002.

DISCONTINUED OPERATIONS

Discontinued operations for 2003 resulted in a loss of $2.4 million compared to net loss of $16.8 million in fiscal 2002 and net income of $4.6 million in fiscal 2001. Due to the consolidated loss for the Company in fiscal 2003, 2002 and 2001, no tax benefit or provision was realized on discontinued operations. Included in discontinued operations are the results of operations for fiscal 2003, 2002 and 2001 of the Company’s Candies® outlet stores and its 45 Levi’s®/Dockers® outlet stores closed during fiscal 2003 and 2002 pursuant to the Company’s exit strategy. There were no results of operations for the Candies® Outlet business in fiscal 2001.

Below is a summary of the results of operations for these discontinued operations for the past three fiscal years:

(in millions)	Fiscal 2003	Fiscal 2002	Fiscal 2001
Sales	$32.2	$64.3	$61.8
Gross margin (1)	3.3	2.5	15.9
Selling, general and administrative expenses	5.6	11.9	10.1
Provision for impairment of assets and store closings	—	6.2	—
Depreciation and amortization	0.1	1.2	1.2

(Loss) income from discontinued operations	$(2.4)	$(16.8)	$4.6

(1)	Gross margin for fiscal 2002 includes a non-recurring charge of $9.1 million related to inventory liquidation that was included as part of the Company’s $41.3 million in charges as discussed above. See “Restructuring Charges.”

OTHER EXPENSES

During the second half of fiscal 2003, the Company incurred approximately $13.8 million of expenses related to its early prepayment of its senior subordinated notes due 2007 and 2010 and its term loan with Back Bay Capital. Of the total expenses of $13.8 million, approximately $13.3 million was recorded in the fourth quarter of fiscal 2003. The majority of these expenses related to prepayment charges of approximately $1.6 million and write-off of deferred costs of $11.7 million, primarily related to the acceleration of deferred expense for the value of warrants issued in connection with the above debt.

In the fourth quarter of fiscal 2003, the Company also recognized $355,000 of expenses related to costs incurred by the Company to separate its majority owned subsidiary, LP Innovations, Inc., into a separate, publicly owned company. See “Business- LP Innovations, Inc.”

INTEREST EXPENSE, NET

Net interest expense was $11.2 million in fiscal 2003 as compared to $9.1 million in fiscal 2002 and $1.9 million in fiscal 2001. The increase in fiscal 2003 as compared to fiscal 2002 was due to the annualization of interest cost associated with the issuance of approximately $80.2 million of debt incurred to finance the Company’s Casual Male acquisition in May 2002. Included in net interest expense for fiscal 2003 was accretion on stock warrants of $1.4 million as compared to $1.1 million for fiscal 2002.

Interest expense for fiscal 2001 of $1.9 million related solely to interest costs incurred on borrowings under the Company’s credit facility with Fleet Retail Finance, Inc.

As discussed below under “Liquidity and Capital Resources,” interest charges in fiscal 2004 are expected to decrease by up to $4.0 million from fiscal 2003 levels. This expected decrease is the result of the Company’s prepayment of its high-interest rate long-term debt, the majority of which was incurred as part of the financing for the Casual Male acquisition.

INCOME TAXES

Pursuant to accounting rules, realization of the Company’s deferred tax assets, which relate principally to federal net operating loss carryforwards which expire from 2017 through 2023, is dependent on generating sufficient taxable income in the near term. The Company had not generated historical earnings in previous years and, accordingly, in fiscal 2001, the Company recorded a charge of $8.1 million against its deferred tax assets. In the fourth quarter of fiscal 2002 the Company recorded an additional charge of $8.0 million, thereby establishing a full valuation allowance against its deferred tax assets. The impairment of the Company’s tax assets does not affect its ability to utilize its net operating loss carryforwards to offset any future taxable income, subject to certain annual limitations.

As of January 31, 2004, the Company has net operating loss carryforwards of $93.9 million for federal income tax purposes and $88.6 million for state income tax purposes that are available to offset future taxable income, subject to certain annual usage limitations, through fiscal year 2023. Additionally, the Company has alternative minimum tax credit carryforwards of $1.2 million, which are available to further reduce income taxes over an indefinite period. As a result of the Casual Male acquisition and the issuance of $82.5 million of additional equity, the utilization of approximately $41.6 million of the total $93.9 million of the net operating loss is limited to approximately $4.8 million each fiscal year.

NET LOSS

(in millions)	Fiscal 2003 (1)	Fiscal 2002 (2)	Fiscal 2001
Operating income (loss):
Casual Male business	$16.5	$17.6	$—
Other Branded Apparel businesses	(1.2)	(4.3)	(2.5)
Restructuring charges	0.6	(18.0)	—

Total operating income (loss)	15.9	(4.7)	(2.5)
Other expenses, principally related to debt redemption costs	14.1	—	—
Interest expense	11.2	9.1	1.9
Minority interest	0.3	0.2	—
Provision for income taxes	—	8.0	8.1
(Loss) income from discontinued operations	(2.4)	(16.8)	4.6

Net loss	$(12.1)	$(38.8)	$(7.9)

(1)	Results for fiscal 2003 include $14.1 million in other expenses related to the Company’s prepayment of long-term debt and $646,000 of restructuring income related to the reversal of excess landlord reserves.

(2)	Results for fiscal 2002 include $41.3 million in charges related to the Company’s decision to exit its Levi’s®/Dockers® and Candies® businesses. Of the total restructuring charge, $15.3 million is included in loss from discontinued operations for fiscal 2002.

SEASONALITY

A comparison of sales in each quarter of the past three fiscal years is presented below. The amounts shown are not necessarily indicative of actual trends, because such amounts also reflect the addition of new stores and the remodeling and closing of others during these periods. Consistent with the retail apparel industry, the Company’s business is seasonal. The Casual Male business traditionally generates the largest volume of its sales during the Father’s Day selling season in June and the Christmas selling season in December. The Company’s outlet business, which included its Levi’s®/Dockers® and Ecko Unltd.® outlet stores, traditionally generates its largest volume during the back-to-school selling season in August and the Christmas selling season in December. The majority of the Company’s operating income is generated in the fourth quarter as a result of the impact of the Christmas selling season. A comparison of quarterly sales, gross profit, net income (loss) per share for the past two fiscal years is presented in Note N of the Notes to Consolidated Financial Statements.

(in millions, except percentages)	FISCAL 2003		FISCAL 2002 (1)		FISCAL 2001
First quarter	$93.4	21.7%	$24.2	6.8%	$26.9	20.2%
Second quarter	104.9	24.4%	100.2	28.1%	32.4	24.3%
Third quarter	104.3	24.3%	108.2	30.3%	37.6	28.2%
Fourth quarter	126.9	29.6%	124.0	34.8%	36.4	27.3%

	$429.5	100.0%	$356.6	100.0%	$133.3	100.0%

(1)	Fiscal 2002 sales results include, since May 14, 2002, the sales of the Casual Male business.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary cash needs are for working capital (essentially inventory requirements) and capital expenditures. Specifically, the Company’s capital expenditure program includes projects for new store openings, remodeling, downsizing or combining existing stores, and improvements and integration of its systems infrastructure. The Company expects that cash flow from operations, external borrowings and trade credit will enable it to finance its current working capital and expansion requirements. The Company has financed its working capital requirements, store expansion program, stock repurchase programs and acquisitions with cash flow from operations, external borrowings, and proceeds from equity offerings. The Company’s objective is to maintain a positive cash flow after capital expenditures such that it can support its growth activities with operational cash flows and without the use of incurring any additional debt.

The following table sets forth financial data regarding the Company’s liquidity position at the end of the past three fiscal years:

	FISCAL YEARS
	2003	2002	2001
( in millions, except ratios)
Cash provided by operations	$12.0	$20.6	$0.6
Working capital	48.4	(4.0)	13.3
Current ratio	1.7:1	1.0:1	1.3:1

Cash flow provided by operations in fiscal 2003 decreased approximately $8.6 million from fiscal 2002, primarily due to cash payments associated with landlord settlements and the timing of other working capital payments. This positive cash flow in fiscal 2003 was primarily used to finance the Company’s capital expenditures and reduce its borrowings under the Credit Facility (as defined below).

Credit Facility

In addition to cash flow from operations, the Company’s other primary source of working capital is its credit facility (as amended from time to time, the “Credit Facility”) with Fleet Retail Finance, Inc., which was most recently amended on November 3, 2003. Such amendment reduced the total commitment under the Credit Facility from $120.0 million to $90.0 million, with a $20.0 million carve-out for standby and documentary letters of credit. In addition, the amendment lowered the Company’s interest costs under the Credit Facility depending on its levels of excess availability and increased the Company’s advance rates on borrowings based on seasonality. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets. The term of the Credit Facility was extended by the amendment to May 14, 2006. The Company is subject to prepayment penalties through May 14, 2005.

At January 31, 2004, the Company had borrowings of approximately $3.6 million under the Credit Facility, with an unused availability of $51.5 million. In the fourth quarter of fiscal 2003, the Company used approximately $40.3 million from the proceeds of its convertible debt offering, which is described below, to reduce amounts outstanding under the Credit Facility and increase its available liquidity.

Issuance of $100 Million in Convertible Notes

During the fourth quarter of fiscal 2003, the Company completed the sale of $100 million principal amount of convertible senior subordinated notes due 2024 (the “Convertible Notes”). The Convertible Notes were sold in a private transaction to qualified institutional buyers (as such term is defined in Rule 144A under the Securities Act of 1933, as amended). The sales of $85.0 million of the Convertible Notes closed on November 17, 2003 and the remaining $15.0 million of notes, which were sold pursuant to an option exercised by the initial purchasers, closed on November 24, 2003. The Convertible Notes, which bear interest at a rate of 5% per year, payable semi-annually, are convertible into the Company’s Common Stock at a conversion price of $10.65 per share and constitute general unsecured obligations of the Company, subordinate to all existing and future designated senior indebtedness.

The net proceeds of $95.8 million from the sale of the Convertible Notes were used to prepay $24.5 million of the Company’s 12% senior subordinated notes due 2007, and $21.8 million of its 12% senior subordinated notes due 2010, which were issued during fiscal 2003. For a complete discussion of the 12% senior subordinated notes due 2010 and related party participation in the offering, see Notes C and H to the Notes to the Consolidated Financial Statements. The Company also used a portion of the proceeds to reduce borrowings under its Credit Facility and repurchase 1,000,000 shares of its Common Stock at a cost of $7.9 million.

The issuance of the Convertible Notes improves the liquidity position of the Company by increasing availability under the Credit Facility for working capital needs. In addition, the prepayment of the Company’s existing 12% senior subordinated notes due 2007 and 2010 will reduce the Company’s interest costs. The Company anticipates that interest costs, including debt issuance costs, will be reduced by approximately $4.0 million annually.

In connection with the early prepayment of the senior subordinated notes due 2007 and 2010 and the prepayment of its term loan, the Company incurred charges during the third and fourth quarters of fiscal 2003 totaling approximately $13.8 million. These charges consisted of cash costs for prepayment penalties of $1.6 million and non-cash costs of $12.2 million for the write-off of deferred costs, primarily related to the accelerated amortization of the related warrants. The $13.8 million is reflected in “Other Expenses” in the Consolidated Statement of Operations for the fiscal year ended January 31, 2004.

Upon redemption of the remaining $7.8 million of the 12% senior subordinated notes due 2010, which will not be redeemable until July 3, 2004, the Company expects to incur $2.0 million of additional expense related to prepayment charges and the write-off of remaining deferred costs.

In addition, in connection with the Convertible Note offering, the Board of Directors authorized the Company to use a portion of the remaining proceeds to repurchase an additional 1,000,000 shares of Common Stock in the open market or in negotiated transactions, from time to time, depending on market and other conditions. Through January 31, 2004, the Company had not purchased any additional shares above the original 1,000,000.

INVENTORY

At January 31, 2004, total inventories of the Company were $98.7 million as compared to $103.2 million at February 1, 2003. Total inventory at January 31, 2004 is net of approximately $0.9 million in remaining inventory reserves related to the exiting of its Levi’s®/Dockers® Outlet stores. The following table provides segment information of inventory at January 31, 2004 and February 1, 2003:

(in millions)	January 31, 2004	February 1, 2003
Casual Male business	$67.5	$62.3
Other Branded Apparel business	31.2	40.9

Total Inventory	$98.7	$103.2

The decrease in total inventory at January 31, 2004 of $4.5 million as compared to the prior year, is due to a reduction of $9.7 million in inventory of its Other Branded Apparel business. This decrease is related to the closing of 25 additional Levi’s®/Dockers® stores during fiscal 2003.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at January 31, 2004, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods:

	Payments due by period
Contractual Obligations (in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$127.5	$3.7	$7.7	$3.3	$112.8
Operating Lease	114.7	32.5	45.3	25.3	11.6
Lease Obligations—Levi’s®/Dockers® Business (2)	33.0	10.8	11.1	5.8	5.3
Non-merchandise Purchase Obligations (3)	3.3	1.3	2.0	—	—
Merchandise Purchase Obligations (4)	138.1	25.0	53.8	59.3	—

Total Commitments	$416.6	$73.3	$119.9	$93.7	$129.7

(1)	For a complete description of the Company’s long-term debt obligations, see Note C to the Notes to the Consolidated Financial Statements.
(2)	Represents current obligations at January 31, 2004 for leases commitments for the Company’s remaining 58 Levi’s®/Dockers® outlet stores. At January 31, 2004, the Company had reserves of $2.9 million accrued for the settlement and termination of some of these store leases. See Note J—”Restructuring Charges” to the Notes to the Consolidated Financial Statements for a full description of the Company’s exit strategy.
(3)	Non-merchandise Purchase Obligations include commitments pursuant to certain agreements for services. Included in the table are the minimum obligations of the Company under its License Agreement and Endorsement Agreement with George Foreman. Pursuant to these agreements, the Company is obligated to pay a remaining aggregate minimum of approximately $3.0 million through December 31, 2006. See Note E—”Commitments and Contingencies” to the Notes to the Consolidated Financial Statements for a full description of these agreements. Also included is $326,000, which the Company is obligated to pay pursuant to a consulting agreement with Jewelcor Management, Inc. See Note H—”Related Parties” to the Notes to the Consolidated Financial Statements for a full description of this agreement.
(4)	Merchandise Purchase Obligations include a sourcing agreement with Kellwood Company for which the Company is committed to meet certain minimum purchases. These commitments are contingent on Kellwood Company meeting its obligations under the sourcing agreement. Excluded from Merchandise Purchase Obligations in the table above, are the Company’s outstanding obligations pursuant to open purchase orders. At January 31, 2004, the Company had approximately $94.7 million in open purchase orders. The Company estimates that approximately 85% of these purchase orders may be considered non-cancellable.

CAPITAL EXPENDITURES

Below is a summary of store openings, closings and remodels from February 1, 2003 to January 31, 2004 and related square footage:

Number of Stores:	Casual Male	Levi’s®/Dockers® outlet stores	Ecko® Unltd. stores	Total stores
At February 1, 2003	467	83	6	556
New outlet stores	8		14	22
New retail stores	11		1	12
Remodels in 2003	13	—	—	13
Closed stores	(5)	(25)	—	(30)

At January 31, 2004	481	58	21	560

Square footage (in thousands)
at February 1, 2003	1,608	977	10	2,595
at January 31, 2004	1,621	714	65	2,400

During fiscal 2003, the Company incurred approximately $12.3 million in capital expenditures, of which approximately $4.5 million was related to systems integration and infrastructure upgrades and the remaining $7.8 million was used towards store capital and miscellaneous equipment at the corporate level.

Capital expenditures for fiscal 2004 are expected to be between $18.0 million and $20.0 million, of which $13.5 million relates to the store expansion. Included in store expansion of $13.5 million are funds to remodel up to 175 of the Company’s existing Casual Male Big & Tall retail stores at an estimated $35,000 to $45,000 for each location. The Company currently plans to open a combination of 15 new Casual Male Big & Tall retail and outlet stores and 10 Ecko Unltd.® stores. Another $6.0 million of the 2004 budget is expected to be used for on-going MIS projects related to upgrading the Company’s infrastructure, including its merchandising systems and point of sale system. The remaining planned capital expenditures for fiscal 2004 are primarily related to new merchandising and distribution systems, as well as maintenance level requirements.

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

Inventory. The Company records inventory at the lower of cost or market on a first in, first out, or FIFO, basis under the retail inventory method. The Company reserves for obsolescence based on the difference between the weighted average cost of the inventory and the estimated market value of the inventory based on assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional reserves may be required.

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

Deferred Taxes. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company has considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. At January 31, 2004, the Company’s deferred tax assets are fully reserved.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“Interpretation 46”). In December 2003, the FASB issued a revision to Interpretation 46 to make certain technical corrections and address certain implementation issues that had arisen. Interpretation 46, as revised, provides a new framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. Interpretation 46 was effective immediately for VIEs created after January 31, 2003. The provisions of Interpretation 46, as revised, were adopted as of January 31, 2004. The adoption of this Interpretation had no impact on our overall financial position and results of operations.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003. The adoption of this Statement in fiscal 2003 had no impact on the Company’s overall financial position and results of operations.

In July 2003, the Emerging Issues Task Force discussed Issue No. 03-10, Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers (“Issue 03-10”). Issue 03-10 addresses the accounting for consideration received by a reseller from a vendor that is a reimbursement by the vendor for honoring the vendor’s sales incentives offered directly to consumers (e.g., coupons). The Task Force reached a consensus in November 2003 that all vendor consideration received in the form of sales incentives should be recorded as a reduction of cost of goods sold when recognized in the reseller’s financial statements, rather than an offset to expenses, if certain restrictive conditions are not met. For fiscal 2003, 2002 and 2001, the Company has accounted for vendor considerations, which are not material to the Company, as a component of cost of goods sold, and therefore this accounting pronouncement had no impact on the Company’s results of operations.

EFFECTS OF INFLATION

Although the Company’s operations are influenced by general economic trends, the Company does not believe that inflation has had a material effect on the results of its operations in the last three fiscal years.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, the financial position and results of operations of the Company are routinely subject to a variety of risks, including market risk associated with interest rate movements on borrowings. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures. The Company utilizes cash from operations and its Credit Facility to fund its working capital needs. The Company’s Credit Facility is not used for trading or speculative purposes. In addition, the Company has available letters of credit as sources of financing for its working capital requirements. Borrowings under the Credit Facility, which expires in May 2006, bear interest at variable rates based on FleetBoston, N.A.’s prime rate or the London Interbank Offering Rate (“LIBOR”). At January 31, 2004, the Company had no outstanding LIBOR contracts and the interest rate on its prime based borrowings was 4.25%. Based upon a sensitivity analysis as of January 31, 2004, assuming average outstanding borrowing during fiscal 2003 of $46.6 million, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $233,000.

Item 8.	Financial Statements and Supplementary Data

CASUAL MALE RETAIL GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Management’s Responsibility for Financial Reporting	36
Report of Independent Auditors	37
Consolidated Financial Statements:
Consolidated Balance Sheets at January 31, 2004 and February 1, 2003	38
Consolidated Statements of Operations for the Fiscal Years Ended January 31, 2004, February 1, 2003 and February 2, 2002	39
Consolidated Statements of Operations for the Fiscal Years Ended Equity for the Fiscal Years Ended January 31, 2004, February 1, 2003 and February 2, 2002	40
Consolidated Statements of Cash Flows for the Fiscal Years Ended January 31, 2004 February 1, 2003 and February 2, 2002	41
Notes to Consolidated Financial Statements	42

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

The Audit Committee of the Board of Directors, consisting solely of directors that satisfy the independence standards of the Nasdaq National Market, meets periodically with management and the Company’s independent auditors to review matters relating to the Company’s financial reporting, the adequacy of internal accounting control and the scope and results of audit work. The independent auditors have free access to the Audit Committee.

Ernst & Young LLP, independent auditors, have been engaged to examine the financial statements of the Company for the fiscal year ended January 31, 2004. The Report of Ernst & Young, Independent Auditors expresses an opinion as to the fair presentation of the financial statements in accordance with generally accepted accounting principles and is based on an audit conducted in accordance with auditing standards generally accepted in the United States.

/s/ DAVID A. LEVIN	/s/ DENNIS R. HERNREICH

David A. Levin President and Chief Executive Officer	Dennis R. Hernreich Executive Vice President, Chief Operating Officer, Chief Financial Officer & Treasurer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Casual Male Retail Group, Inc.:

We have audited the accompanying consolidated balance sheets of Casual Male Retail Group, Inc. as of January 31, 2004 and February 1, 2003 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Casual Male Retail Group, Inc. at January 31, 2004 and February 1, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

March 24, 2004

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

January 31, 2004 and February 1, 2003

	January 31, 2004 (Fiscal 2003)	February 1, 2003 (Fiscal 2002)

ASSETS	(In thousands, except share data)

Current assets:
Cash and cash equivalents	$4,179	$4,692
Accounts receivable	5,556	6,989
Inventories	98,673	103,222
Prepaid expenses and other current assets	5,275	3,983

Total current assets	113,683	118,886

Property and equipment, net of accumulated depreciation and amortization	68,345	64,062

Other assets:
Goodwill	50,677	50,698
Other intangible assets	30,629	30,729
Other assets	9,408	2,570

Total assets	$272,742	$266,945

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$3,710	$2,940
Accounts payable	32,125	33,902
Accrued expenses and other current liabilities	22,884	24,338
Accrued liabilities for severance and store closings	2,945	6,172
Notes payable	3,623	55,579

Total current liabilities	65,287	122,931

Long-term liabilities:
Long-term debt, net of current portion	122,374	50,996
Other long-term liabilities	436	933

Total long-term liabilities	122,810	51,929

Minority interest	3,804	1,018

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 39,246,364 and 38,867,000 shares issued at
January 31, 2004 and February 1, 2003, respectively	392	389
Additional paid-in capital	153,650	146,892
Accumulated deficit	(56,165)	(44,104)
Treasury stock at cost, 4,171,930 and 3,119,000 shares at
January 31, 2004 and February 1, 2003, respectively	(17,036)	(8,913)
Note receivable from officer	—	(197)
Accumulated other comprehensive loss	—	(3,000)

Total stockholders’ equity	80,841	91,067

Total liabilities and stockholders’ equity	$272,742	$266,945

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002

	January 31, 2004 (fiscal 2003)	February 1, 2003 (fiscal 2002)	February 2, 2002 (fiscal 2001)
	(In thousands, except share data)
Sales	$429,524	$356,566	$133,274
Cost of goods sold including occupancy costs	268,332	234,539	101,931

Gross profit	161,192	122,027	31,343

Expenses:
Selling, general and administrative	136,846	106,470	29,623
Provision (reversal) for impairment of assets, store closings and severance	(646)	10,747	—
Depreciation and amortization	9,070	9,498	4,191

Total expenses	145,270	126,715	33,814

Operating income (loss)	15,922	(4,688)	(2,471)

Other expenses, principally debt redemption costs	14,113	—	—
Interest expense, net	11,189	9,081	1,905

Loss from continuing operations before minority interest and income taxes	(9,380)	(13,769)	(4,376)

Minority interest	280	207	—
Provision for income taxes	—	7,978	8,056

Loss from continuing operations	(9,660)	(21,954)	(12,432)

(Loss) income from discontinued operations	(2,401)	(16,846)	4,551

Net loss	$(12,061)	$(38,800)	$(7,881)

Net loss per share—basic and diluted
Loss from continuing operations	($0.27)	($0.87)	($0.86)
(Loss) income from discontinued operations	($0.07)	($0.67)	$0.31

Net loss	($0.34)	($1.54)	($0.54)

Weighted-average number of common shares outstanding:
Basic	35,702	25,117	14,486
Diluted	35,702	25,117	14,486

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002

(IN THOUSANDS)

							Additional	Note	Accumulated other	(Accumulated Deficit)
	Common Stock		Preferred Stock		Treasury Stock		Paid-in	Receivable	comprehensive	Retained
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	from Officer	loss	Earnings	Total
Balance at February 3, 2001	17,488	$175	—	$—	(3,035)	$(8,427)	$55,697	$(197)	$—	$2,577	$49,825

Exercises under option program	19						28				28
Board of Directors stock compensation	35						99				99
Issuance of shares to related party for professional services	66	1					316				317
Issuance of options for professional services rendered							33				33
Repurchase of common stock					(5)	(23)					(23)
Income tax benefit from stock option exercised							16				16
Net loss										(7,881)	(7,881)

Balance at February 2, 2002	17,608	$176	—	$—	(3,040)	$(8,450)	$56,189	$(197)	$—	$(5,304)	$42,414

Issuance of common stock through private placement	1,379	14					5,986				6,000
Issuance of preferred stock through private placements			180	2			76,447				76,449
Issuance of warrants through private placements							9,589				9,589
Costs of raising capital							(2,448)				(2,448)
Conversion of preferred stock to common stock	18,016	180	(180)	(2)			(178)				—
Exercises under option program	190	2					475				477
Exercise of options by related party	400	4			(79)	(463)	459				—
Exercises of warrants by related parties	1,190	12									12
Board of Directors stock compensation	23	0					98				98
Issuance of shares to related party for professional services	61	1					275				276
Accumulated other comprehensive loss-pension									(3,000)		(3,000)
Net loss										(38,800)	(38,800)

Total comprehensive loss											(41.800)

Balance at February 1, 2003	38,867	$389	—	$—	(3,119)	$(8,913)	$146,892	$(197)	(3,000)	$(44,104)	$91,067

Issuance of warrants through private placements							5,570				5,570
Repurchase of common stock					(1,000)	(7,890)					(7,890)
Exercises under option program	275	3					699				702
Board of Directors compensation	20	0					119				119
Issuance of shares to related party for professional services	84	1					339				340
Issuance of options to related party for professional services							31				31
Repayment of loan by executive					(53)	(233)		197			(36)
Accumulated other comprehensive income— pension									3,000		3,000
Net loss										(12,061)	(12,061)

Total comprehensive loss											(9,061)

Balance at January 31, 2004	39,246	$392	—	$—	$(4,172)	$(17,036)	$153,650	$—	$—	$(56,165)	$80,841

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended January 31, 2004, February 1, 2003 and February 3, 2001

	Fiscal 2003	Fiscal 2002	Fiscal 2001
	(In thousands)

Cash flows from operating activities:

Net loss	$(12,061)	$(38,800)	$(7,881)

Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:

Loss (income) from discontinued operations	2,401	16,846	(4,551)

Provision (reversal) for impairment of assets, store closings and severance	(646)	10,747	—

Provision for inventory markdowns	—	7,235	—

Depreciation and amortization	9,070	9,498	4,191

Accretion of warrants	1,388	1,087	—

Other expenses, principally related to debt redemption costs	14,113	—	—

Minority interest	280	207	—

Deferred income taxes	—	7,978	7,134

Loss from disposal of property and equipment	—	150	42

Issuance of common stock to Board of Directors	119	98	99

Issuance of common stock to related party	371	288	317

Issuance of common stock for professional services	—	—	33

Changes in operating assets and liabilities:

Accounts receivable	1,433	(5,101)	(473)

Inventories	6,369	8,843	5,699

Prepaid expenses and other current assets	(1,572)	2,094	206

Other assets	(1,661)	(649)	(399)

Payment to Internal Revenue Service on settlement of audit	—	—	(1,500)

Accounts payable	(1,777)	3,619	794

Accrued liabilities for severance, store closings and impairment charges	(2,581)	3,882	(852)

Accrued expenses and other liabilities	(3,282)	(7,458)	(2,296)

Net cash provided by operating activities	11,964	20,564	563

Cash flows from investing activities:

Additions to property and equipment, net	(12,320)	(12,472)	(4,012)

Additions to property and equipment of discontinued operations	—	(1,996)	—

Proceeds from disposal of property and equipment	—	1	21

Acquisition of Casual Male, less cash acquired	—	(160,808)	—

Net cash used for investing activities	(12,320)	(175,275)	(3,991)

Cash flows from financing activities:

Net (repayments) borrowings under credit facility	(51,956)	27,827	3,407

Proceeds from the issuance of long-term debt, net of commissions and offering costs	119,607	41,241	—

Principal payments on long-term debt	(18,270)	(543)	—

Prepayment of long-term debt	(46,250)

Proceeds from the issuance of warrants	5,570	9,589	—

Proceeds from the issuance of Series B preferred stock	—	76,449	—

Proceeds from the issuance of common stock	—	6,000	—

Payment of equity transaction costs	—	(2,448)	—

Payment of premiums associated with prepayment of long-term debt	(1,634)	—	—

Proceeds from minority equityholder of joint venture	—	811	—

Repurchase of common stock	(7,926)	—	(23)

Issuance of common stock under option program	702	477	44

Net cash (used for) provided by financing activities	(157)	159,403	3,428

Net (decrease) increase in cash and cash equivalents	(513)	4,692	—

Cash and cash equivalents:

Beginning of the year	4,692	—	—

End of the year	$4,179	$4,692	$—

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2004

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Casual Male Retail Group, Inc. (formerly known as Designs, Inc. and collectively referred to as the “Company”) is the largest specialty retailer of big and tall men’s apparel, with over 480 locations throughout the United States, along with e-commerce and catalog operations. The Company also operates approximately 58 Levi’s® and Dockers® outlet stores located in the eastern part of the United States and Puerto Rico. In addition, through a joint venture agreement with Ecko Complex LLC, the Company operates 21 Ecko Unltd.® outlet and retail stores.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts, transactions and profits are eliminated. As discussed more fully in Note K, the results for fiscal 2002 include the effect, since May 14, 2002, of the Company’s acquisition of substantially all of the assets and certain liabilities of Casual Male Corp. and certain of its subsidiaries (“Casual Male”).

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

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. Fiscal years 2003, 2002 and 2001 ended on January 31, 2004, February 1, 2003 and February 2, 2002, respectively. Fiscal years 2003, 2002 and 2001 were 52-week periods.

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

Inventories

Merchandise inventories for the Company’s catalog and e-commerce businesses, of approximately $4.8 million, are accounted for using the average cost method. All other merchandise inventories were valued at the lower of cost or market using first-in, first-out (“FIFO”) under the retail inventory method.

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

Building and land improvements	Forty years
Furniture and Fixtures	Five to ten years
Equipment	Five to eight years
Leasehold improvements	Lesser of useful lives or related lease term
Hardware and software	Three to five years

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

The carrying value of the Company’s goodwill and intangible assets were as follows at January 31, 2004 and February 1, 2003:

(in thousands)	January 31, 2004	February 1, 2003
Goodwill	$50,677	$50,698
Trademarks	29,200	29,200
Customer lists	1,429	1,529

At least annually, the Company performs an impairment analysis and records an impairment charge for any intangible assets with a carrying value in excess of its fair value. Customer lists, which is the only intangible asset with a defined life of 16 years, is net of accumulated amortization, using the straight-line method, of $170,834 at January 31, 2004 and $70,834 at February 1, 2003.

Pre-opening Costs

In accordance with Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities,” the Company expenses all pre-opening costs for its stores as incurred.

Advertising Costs

The Company expenses in-store advertising costs as incurred. Direct response advertising costs, which consist of catalog production and postage costs, are deferred and amortized over the period of expected direct marketing revenues, which is less than one year. Direct response costs which were deferred at January 31, 2004 and February 1, 2003 were $846,411 and $648,500, respectively. Advertising expense, which is included in selling, general and administrative expenses, was $19.2 million, $14.2 million and $1.0 million for fiscal 2003, 2002 and 2001, respectively.

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

	January 31, 2004	Fiscal Years Ended February 1, 2003	February 2, 2002
		(in thousands)
Basic weighted-average common shares outstanding	35,702	25,117	14,486
Stock options, excluding anti-dilutive options and warrants of 1,262, 1,234 and 578 shares for January 31, 2004, February 1, 2003 and February 2, 2002, respectively	—	—	—

Diluted weighted-average shares outstanding	35,702	25,117	14,486

The following potential Common Stock equivalents were excluded from the computation of diluted earnings per share in each year because the exercise price of such options, warrants and convertible notes was greater than the average market price per share of Common Stock for the respective periods:

(in thousands)	January 31, 2004	February 1, 2003	February 2, 2002
Options	353	253	934
Warrants	1,898	1,176	—
Convertible notes at $10.65/share	9,390	—	—

These options, warrants and convertible notes, which expire between July 1, 2004 and January 1, 2024, have exercise prices ranging from $6.01 to $10.65 in fiscal 2003, $4.77 to $17.75 in fiscal 2002 and $3.48 to $17.75 in fiscal 2001.

Stock-based Compensation

The Company accounts for stock option plans in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. See Note G for more information regarding Stock-based compensation.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the interim disclosure provisions of SFAS No. 148 in the first quarter of fiscal 2003.

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

	FISCAL YEARS ENDED
(In thousands, except per share amounts)	January 31, 2004	February 1, 2003	February 2, 2002
Net loss—as reported	$(12,061)	$(38,800)	$(7,881)
Net loss—pro forma	$(13,073)	$(39,468)	$(8,158)
Loss per share—basic and diluted as Reported	$(0.34)	$(1.54)	$(0.54)
Loss per share—basic and diluted pro–Forma	$(0.37)	$(1.57)	$(0.56)

The effects of applying SFAS No. 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2003, 2002 and 2001:

	FISCAL YEARS ENDED
	January 31, 2004	February 1, 2003	February 2, 2002
Expected volatility	65.0%	89.6%	91.8%
Risk-free interest rate	2.54%-3.26%	2.7%	5.0%
Expected life	4.5	4.5	4.5
Dividend rate	—	—	—
Weighted average fair value of options granted	$2.64	$2.87	$2.78

Impairment of Long-Lived Assets

In fiscal 2002, the Company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provided new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of. The statement also broadened the definition of what constitutes a discontinued operation and how the results of a discontinued operation were to be measured and presented. The adoption of the standard did not have a material impact on the Company’s impairment policy or on the Company’s net income (loss); however, it did result in classifying the operations of certain stores as discontinued operations in the accompanying Consolidated Statements of Operations.

The Company reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the carrying value of such assets over their respective remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company’s average cost of funds. In fiscal 2003, the Company recorded an impairment of approximately $116,000, which is included as part of selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended January 31, 2004. In fiscal 2002, the Company recorded an impairment charge of $14.4 million, which was included as part of the $41.3 million in restructuring charges recorded in the second and fourth quarters of fiscal 2003. Approximately $5.9 million of the $14.4 million impairment charge related to closed stores and therefore has been reflected in discontinued operations in the Consolidated Statement of Operations for the year ended February 1, 2003. These charges are more fully discussed in Note J. No such charge was necessary for fiscal 2001.

LP Innovations, Inc.

Since fiscal 2002, the Company has been in the process of divesting its majority owned loss prevention subsidiary, LP Innovations, Inc. (“LPI”), so that LPI will become a separate public company. In the fourth quarter of fiscal 2003, the Company recorded a charge of approximately $355,000 related to the write-off of certain offering costs. This charge is included in Other Expenses on the Consolidated Statement of Operations for the fiscal year ended January 31, 2004.

B. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated:

	January 31, 2004	February 1, 2003
(in thousands)
Furniture and fixtures	$33,174	$35,369
Equipment	4,052	4,063
Leasehold improvements	13,214	11,495
Building, land and building improvements	29,435	29,422
Hardware and software	10,665	6,421
Construction in progress	316	635

	$90,856	$87,405
Less accumulated depreciation	22,511	23,343

Total property and equipment	$68,345	$64,062

Depreciation expense for fiscal 2003, 2002 and 2001 was $8.2 million, $9.6 million and $5.3 million, respectively. Such amounts include depreciation expense recorded in discontinued operations of $135,000, $1.3 million and $1.2 million for fiscal 2003, 2002 and 2001, respectively.

C. DEBT OBLIGATIONS

Credit Agreement with Fleet Retail Finance, Inc.

The Company has a credit facility (as amended from time to time, the “Credit Facility”) with Fleet Retail Finance Inc., (“Fleet”) which was most recently amended on November 3, 2003 in connection with the Company’s issuance of its 12% senior subordinated notes due 2010, which is discussed further below. Such amendment reduced the total commitment under the Credit Facility from $120.0 million to $90.0 million, with a $20 million carve-out for standby and documentary letters of credit. In addition, the amendment lowered the Company’s interest costs under the Credit Facility by approximately 50 basis points depending on its levels of excess availability and increased the Company’s advance rates for borrowings based on seasonality. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets. Pursuant to the Credit Facility, which will expire on May 14, 2006, the Company is subject to prepayment penalties through May 14, 2005.

The Company’s obligations under the Credit Facility are secured by a lien on all of its assets. The Credit Facility includes certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company. The Company is also subject to a financial covenant requiring minimum levels of EBITDA if certain minimum excess availability levels are not met. The Company was in compliance with all debt covenants under the Credit Facility at January 31, 2004.

At January 31, 2004, the Company had borrowings outstanding under the Credit Facility of $3.6 million, with an unused availability of $51.5 million. Outstanding standby letters of credit were $850,000 and outstanding documentary letters of credit were less than $1,000 at January 31, 2004. Average borrowings outstanding under this facility during fiscal 2003 were approximately $46.6 million, resulting in an average unused excess availability of approximately $26.0 million during fiscal 2003. In the fourth quarter of fiscal 2003, the Company used approximately $40.3 million from proceeds from its convertible note offering, which is described below under other long-term debt, to reduce amounts outstanding under its credit facility.

The fair value of amounts outstanding under the Credit Facility approximate the carrying value at January 31, 2004 and February 1, 2003. At the Company’s option, any portion of the outstanding borrowings can be converted to LIBOR based contracts; the remainder bears interest based on prime. At January 31, 2004, the prime based borrowings interest rate was 4.25% and the Company had no outstanding LIBOR contracts.

Other Long-Term Debt

Components of other long-term debt are as follows (in thousands):

	January 31, 2004	February 1, 2003
5% convertible senior subordinated notes due 2024	$100,000	$—
12% senior subordinated notes due 2010	6,415	—
12% senior subordinated notes due 2007	—	15,998
5% senior subordinated notes due 2007	8,938	11,000
Term Loan	—	15,330
Mortgage note	10,731	11,608

Total other long-term debt	126,084	53,936
Less: current portion of long-term debt	(3,710)	(2,940)

Other long-term debt, less current portion	$122,374	$50,996

5% convertible senior subordinated notes due 2024

During the fourth quarter of fiscal 2003, the Company completed the sale of $100 million principal amount of convertible senior subordinated notes due 2024 (the “Convertible Notes”). The Convertible Notes were sold in a private transaction to qualified institutional buyers (as such term is defined in Rule 144A under the Securities Act of 1933, as amended). The sales of $85.0 million of the Convertible Notes closed on November 17, 2003 and the remaining $15.0 million of notes, which were sold pursuant to an option exercised by the initial purchasers, closed on November 24, 2003. The Convertible Notes, which bear interest at a rate of 5% per year, payable semi-annually, are convertible into the Company’s Common Stock at a conversion price of $10.65 per share and constitute general unsecured obligations of the Company, subordinate to all existing and future designated senior indebtedness.

The net proceeds of $95.8 million from the sale of the Convertible Notes were used to prepay some of the Company’s higher interest rate debt, reduce borrowings under its Credit Facility and repurchase 1,000,000 shares of its Common Stock. The Board of Directors authorized the Company to use a portion of the remaining proceeds to repurchase an additional 1,000,000 shares of Common Stock in the open market or in negotiated transactions, from time to time, depending on market and other conditions. Through January 31, 2004, the Company had not purchased any additional shares above the original 1,000,000.

12% senior subordinated notes due 2010

During the second and third quarters of fiscal 2003, the Company issued through private placements approximately $29.6 million principal amount of 12% senior subordinated notes due 2010. Interest on such notes is paid semi-annually. A description of related party participation in these private placements is included in Note H. Together with these notes, the Company also issued, through such private placements, detachable warrants to purchase 1,182,400 million shares of Common Stock at exercise prices ranging from $4.76 to $7.32 per share. See Note F for more complete description of such warrants. The assigned value of $5.6 million for these warrants was reflected as a component of stockholder’s equity to be amortized over the seven-year life of the notes as additional interest expense. Although the Company’s 12% senior subordinated notes due 2010 were not redeemable until July 3, 2004, the Company sought early redemption from the respective note holders in the fourth quarter of fiscal 2003. As a result, by January 31, 2004, the Company used proceeds from the Convertible Note offering to prepay approximately $21.8 million of the notes. Accordingly, at January 31, 2004, the carrying value of the remaining notes, which were not redeemed, was $6.4 million, and is net of the remaining unamortized assigned value of the related warrants of $1.4 million.

12% senior subordinated notes due 2007

In May 2002, the Company had issued $24.5 million principal amount of 12% senior subordinated notes due 2007 together with warrants to acquire 1,715,000 shares of Common Stock at $0.01 per share and additional detachable warrants to acquire 1,176,471 shares of Common Stock at an exercise price of $8.50 per share. See Note F, for a complete discussion of the warrants. In the fourth quarter of fiscal 2003, the Company used proceeds from the Convertible Note offering to prepay in full the $24.5 million principal amount of the 12% senior subordinated notes due 2007. A description of related party participation in these redemptions is included in Note H.

5% senior subordinated notes due 2007

At January 31, 2004, the Company has $8.9 million principal amount of its 5% senior subordinated notes due 2007 outstanding. These notes were issued in May 2002 through a private placement with the Kellwood Company, with whom the Company also has a product sourcing agreement. Beginning at the end of the second quarter of fiscal 2003, the Company started to make quarterly principal payments in the amount of $687,500 which will continue through the remaining term of the notes. Accrued interest is payable quarterly.

Term loan

During the third and fourth quarters of fiscal 2003, the Company prepaid in full the $15.6 million under its three-year term loan with Back Bay Capital, a subsidiary of Fleet Retail Finance, Inc.

Mortgage

The Company has an outstanding mortgage note for real estate and buildings located in Canton, Massachusetts. The mortgage note, which bears interest at 9%, has an outstanding principal balance of $10.7 million at January 31, 2004.

Prepayment costs

In connection with the early prepayment of the senior subordinated notes due 2007 and 2010 and the prepayment of the term loan, the Company incurred charges during the third and fourth quarters of fiscal 2003 totaling approximately $13.8 million. These charges consisted of prepayment charges of $1.6 million and the write off of deferred costs, primarily related to the accelerated amortization of the related warrants, of $12.2 million. The $13.8 million is reflected in the Company’s results of operations for fiscal 2003 as Other Expenses.

Upon redemption of the remaining $7.8 million of the 12% senior subordinated notes due 2010, which will not be redeemable until July 3, 2004, the Company expects to incur $2.0 million of additional expense related to prepayment charges and the write-off of remaining deferred costs.

Annual maturities of long-term debt, including the mortgage note, for the next five fiscal years are as follows:

(in thousands)
Fiscal 2004	$3,710
Fiscal 2005	3,800
Fiscal 2006	3,898
Fiscal 2007	1,943
Fiscal 2008	1,374

The Company paid interest and fees on all the above described debt obligations totaling $9.9 million, $7.4 million and $1.9 million for fiscal 2003, 2002 and 2001, respectively.

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

As of January 31, 2004, the Company has net operating loss carryforwards of $93.9 million for federal income tax purposes and $88.6 million for state income tax purposes that are available to offset future taxable income, subject to certain annual usage limitations, through fiscal year 2023. As a result of the Casual Male acquisition and the issuance of additional equity in fiscal 2003, the utilization of approximately $41.6 million of the $93.9 million in federal net operating losses are subject to an annual limitation of approximately $4.8 million per year. Additionally, the Company has alternative minimum tax credit carryforwards of $1.2 million, which are available to further reduce income taxes over an indefinite period.

The components of the net deferred tax assets as of January 31, 2004 and February 1, 2003 are as follows:

	January 31, 2004	February 1, 2003
Deferred tax assets—current:
Inventory reserves	$1,707	$3,444
Restructuring reserve	1,123	4,425
Accrued expenses	1,424	1

Net deferred tax assets—current	4,254	7,870

Deferred tax assets—noncurrent:
Excess of book over tax depreciation/amortization	7,356	7,617
Restructuring reserve	—	—
Net operating loss carryforward	37,292	20,734
Alternative minimum tax credit carryforward	1,166	1,166

Net deferred tax assets—non current	45,814	29,517

Deferred tax liabilities—noncurrent
Tax-deductible goodwill	(6,141)	(2,884)

Net deferred tax liabilities—noncurrent	(6,141)	(2,884)

Deferred tax asset before valuation allowance	43,927	34,503

Valuation allowance	(43,927)	(34,503)

Total deferred tax assets, net	$0	$0

In the fourth quarter of fiscal 2002, as a result of the net loss incurred by the Company for the fiscal year and the potential that the remaining deferred tax assets, net of existing valuation allowances, may not be realizable, the Company recorded an additional charge of $8.0 million against the deferred tax assets. At January 31, 2004, the total deferred tax assets of the Company are fully reserved.

Realization of the Company’s deferred tax assets, which relate principally to federal net operating loss carryforwards which expire from 2017 through 2023, is dependent on generating sufficient taxable income in the near term. Accordingly, the valuation allowance at January 31, 2004 is primarily attributable to the potential that certain deferred federal and state tax assets will not be realizable within this period. In the event the Company’s future performance results in overall profitability, the Company’s valuation allowance for its deferred tax assets may be reduced.

The provision for income taxes consists of the following:

	FISCAL YEARS ENDED
	January 31, 2004	February 1, 2003	February 2, 2002
Current:	(in thousands)
Federal	$—	$—	$(627)
State	—	—	1,549

	—	—	922

Deferred:
Federal	—	6,981	5,107
State	—	997	2,027

	—	7,978	7,134

Total provision	$—	$7,978	$8,056

The following is a reconciliation between the statutory and effective income tax rates in dollars:

	FISCAL YEARS ENDED
(in thousands)	January 31, 2004	February 1, 2003	February 2, 2002
Federal income tax at the statutory rate	$(4,221)	$(13,666)	$60
State income and other taxes, net of federal tax benefit	—	—	5
Permanent items	—	—	38
Change in valuation allowance	9,424	21,644	8,000
Other, net	—	—	(47)
Change in net operating loss carryforwards	(5,203)	—	—

Provision for income tax	$—	$7,978	$8,056

During the first quarter of fiscal year 1998, the Internal Revenue Service (“IRS”) completed an examination of the Company’s federal income tax returns for fiscal years 1991 through 1995. Taxes on the adjustments proposed by the IRS, excluding interest, amounted to approximately $4.9 million. The IRS challenged the fiscal tax years in which various income and expense deductions were recognized, resulting in potential timing differences of previously paid federal income taxes. The Company appealed these proposed adjustments through the IRS appeals process and on August 25, 2001 reached a settlement on the audit. In accordance with the settlement, the Company paid to the IRS a total of $1.5 million in fiscal 2001, including interest. The settlement of $1.5 million had no material impact on the Company’s results of operations in fiscal 2001 due to adequate provisions previously established by the Company.

In fiscal 2003, the Company made tax payments of $218,000. In fiscal 2002, the Company received income tax refunds of $93,000 and paid income taxes of $56,000. In fiscal 2001, the Company made tax payments, excluding its settlement with the IRS, of $231,000.

E. COMMITMENTS AND CONTINGENCIES

At January 31, 2004, the Company was obligated under operating leases covering store and office space, automobiles and certain equipment for future minimum rentals as follows:

TOTAL
FISCAL	(in thousands)
2004	$32,452
2005	25,380
2006	19,966
2007	15,592
2008	9,697
Thereafter	11,645

$114,732

Excluded from the above commitment schedule are the lease obligations for the Company’s Levi’s®/Dockers® business. As discussed in Note J, the Company is exiting this business and is in the process of lease termination negotiations with several landlords. Assuming that these stores were not to close, the lease obligations for these stores would be $10.8 million in fiscal 2004; $7.0 million in fiscal 2005; $4.2 million in fiscal 2006; $3.0 million in fiscal 2007; $2.8 million in fiscal 2008; and $5.3 million thereafter.

In addition to future minimum rental payments, many of the store leases include provisions for common area maintenance, mall charges, escalation clauses and additional rents based on a percentage of store sales above designated levels.

The Company has an outstanding ten-year lease, which ends in January 2006, for its previous corporate headquarters in Needham, Massachusetts. The lease provides for the Company to pay all related costs associated with the land and headquarters building. The Company occupied these premises until the second quarter of fiscal 2002, at which time the majority of the Company relocated to Canton, Massachusetts as part of its Casual Male integration plan. At January 31, 2004, approximately 19,000 square feet of the total 80,000 square feet of the building was sub-leased through December 31, 2005 by the Company to its loss prevention service division, LP Innovations, Inc. At January 31, 2004, the Company had no other sub-tenants occupying the remaining vacant space.

Amounts charged to operations for all occupancy costs, automobile and leased equipment expense were $54.8 million, $46.2 million and $23.0 million for fiscal 2003, 2002 and 2001, respectively.

Licensing and Endorsement Agreement with George Foreman

In June 2003, the Company entered into a License Agreement and Endorsement Agreement (the “Foreman Agreements”) with George Foreman Productions, Inc. pursuant to which George Foreman would act as the Company’s spokesperson. Further, the Company would have the right to use Mr. Foreman’s name, image and likeness in connection with its Big and Tall merchandise. The initial term of the Foreman Agreements extends through December 31, 2006, at which time the Company has the option to extend pursuant to certain terms and conditions of the License Agreement. As compensation for Mr. Foreman’s services and the exclusive rights to his name, image and likeness for apparel clothing and certain accessories, Mr. Foreman will receive $1.5 million over the initial term of the Endorsement Agreement and will receive a royalty payment on all merchandise manufactured under the George Foreman product lines, subject to a guaranteed minimum payment of $2.0 million over the initial term. In fiscal 2003, Mr. Foreman received $500,000 as an advance under the terms of the License Agreement and on June 26, 2003 he received an option to purchase 100,000 fully vested and non-forfeitable shares of the Company’s Common Stock at an exercise price of $5.50 per share. On December 12, 2003, Mr. Foreman received an option to purchase an additional 100,000 fully vested and non-forfeitable shares of the Company’s Common Stock at an exercise price of $7.15 per share. The fair value of both options, as calculated using the Black Scholes model, was in aggregate approximately $604,000, which is being expensed by the Company over the initial term of the Foreman Agreements.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the resolution of these matters will not have an adverse impact on the results of operations or the financial position of the Company.

The Company is also contractually obligated pursuant to agreements with certain related parties, which is discussed in Note H.

F. EQUITY

Issuance of Warrants

Below is a summary of warrant activity for fiscal 2003 and fiscal 2002. There were no warrants issued or outstanding in fiscal 2001:

	FISCAL YEAR
	2003	2002
Warrants outstanding at beginning of year	2,201,471	—
Warrants issued	1,182,400	3,391,471
Warrants canceled	—	—
Warrants exercised	—	1,190,000

Warrants outstanding at end of year	3,383,871	2,201,471

Warrants exercisable at end of year	3,383,871	2,201,471
Weighted-average exercise price per warrant:
Outstanding at beginning of year	$5.51	—
Issued during the year	$6.16	$3.58
Canceled during the year	—	—
Exercised during the year	—	$0.01
Outstanding at end of year	$5.74	$5.51

Warrants Outstanding and Exercisable at January 31, 2004
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable
$0.01 to $2.15	525,000	8.3 years	$0.01	525,000
2.16 to 4.30	500,000	8.3 years	4.25	500,000
4.31 to 6.45	490,400	6.4 years	4.96	490,400
6.46 to 8.50	1,868,471	4.4 years	7.95	1,868,471

$0.01 to $8.50	3,383,871		$5.74	3,383,871

In fiscal 2002, as part of the private placement of the Company’s 12% senior subordinated notes due 2007, the Company issued warrants to purchase 1,715,000 shares of Common Stock at an exercise price of $0.01 per share and additional warrants to purchase 1,176,471 shares of Common Stock at an exercise price of $8.50 per share. The Company assigned a value, based on the Black Scholes model, of $9.6 million for these warrants. The value of the warrants was reflected as a component of stockholders’ equity as a discount on the notes that was to be amortized over the term of the corresponding debt, which was five years. In November 2003, the Company prepaid in full the principal amount due on the 12% senior subordinated notes and accordingly the unamortized value of these warrants of $7.3 million was written off and is included in Other Expenses on the Consolidated Statement of Operations for fiscal 2003.

As part of the Company’s equity financing for its acquisition of Casual Male in May 2002, the Company issued to its investment advisor warrants to purchase 500,000 shares of Common Stock at an exercise price of $4.25 per share. The total assigned value of these warrants of $1.3 million was reflected as a cost of raising equity in fiscal 2002.

In the second and third quarters of fiscal 2003, as part of the private placement of the Company’s 12% senior subordinated notes due 2010, the Company issued warrants to purchase 1,182,400 shares of Common Stock at exercise prices ranging from $4.76 per share to $7.32 per share. Such exercise prices represent the average of the closing prices on the Company’s Common Stock on the Nasdaq National Market for the period of 30 trading days ending prior to each of the respective issue dates. The assigned Black Scholes value of $5.6 million for such warrants was reflected as a component of stockholders’ equity to be amortized over the seven-year life of the notes as additional interest expense. In the fourth quarter of fiscal 2003, as discussed more fully in Note C above, the Company prepaid approximately $21.8 million of these notes, which resulted in the acceleration and partial write-off of the related unamortized value of the warrants of approximately $4.1 million, which is included in Other Expenses on the Consolidated Statement of Operations for fiscal 2003. The remaining unamortized value of $1.5 million at January 31, 2004 will be recognized as interest expense over the term of the remaining $7.8 million principal amount of 12% senior subordinated notes, due 2010.

Stock Repurchase Programs

In the fourth quarter of fiscal 2003, the Company repurchased 1,000,000 shares of Common Stock at an aggregate cost of $7.9 million. In connection with the Company’s sales of its Convertible Notes, the Board of Directors authorized the Company to use a portion of the remaining proceeds to repurchase an additional 1,000,000 shares of Common Stock in the open market or in negotiated transactions, from time to time, depending on market and other conditions. As of January 31, 2004, the Company had not repurchased any additional shares.

At January 31, 2004, the Company has a total of 4.2 million shares of repurchased stock at an aggregate cost of $17.0 million which is reported by the Company as treasury stock and is reflected as a reduction in stockholders’ equity.

G. STOCK OPTIONS

On April 3, 1992, the Board of Directors adopted the 1992 Stock Incentive Plan (the “1992 Plan”), which became effective on June 9, 1992 when it was approved by the stockholders of the Company. Under the terms of the 1992 Plan, as amended most recently on August 7, 2003, up to 6,930,000 shares of Common Stock can be issued pursuant to “incentive stock options” (as defined in Section 422 of the Internal Revenue Code of 1986, as amended), options which are not “incentive stock options,” conditioned stock awards, unrestricted stock awards and performance share awards. The 1992 Plan is administered by the Compensation Committee, all of the members of which are non-employee directors who qualify as independent under the listing standards of the Nasdaq National Market. The Compensation Committee makes all determinations with respect to amounts and conditions covering awards under the 1992 Plan. Options have never been granted at a price less than fair value on the date of the grant. Options granted to employees and executives typically vest over three years and options granted to directors vest over two years. Options granted under the 1992 Plan expire ten years from the date of grant. The 1992 Plan, as amended, terminates on the earlier of (i) the date when all shares issuable thereunder have been issued and (ii) April 2, 2007.

A summary of shares subject to the 1992 Plan for the fiscal years indicated:

	FISCAL YEAR
	2003	2002	2001
Outstanding at beginning of year	1,899,990	1,241,814	851,850
Options granted	827,594	988,350	523,769
Options canceled	212,063	149,661	74,413
Options exercised	295,652	180,513	59,392

Outstanding at end of year	2,219,869	1,899,990	1,241,814

Options exercisable at end of year	1,097,364	707,632	470,551
Common shares reserved for future grants at end of year	3,673,813	1,789,344	2,628,033

Weighted-average exercise price per option:
Outstanding at beginning of year	$3.94	$3.31	$2.87
Granted during the year	5.29	4.60	3.69
Canceled during the year	6.30	4.98	1.88
Exercised during the year	3.11	2.38	2.49
Outstanding at end of year	$4.33	$3.94	$3.31

The following table summarizes information about stock options outstanding under the 1992 Plan at January 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.81 to $2.15	342,140	6.1 years	$1.39	342,140	$1.39
2.16 to 4.30	356,570	7.7 years	3.51	195,856	3.63
4.31 to 6.45	1,341,409	8.7 years	4.89	418,284	4.77
6.46 to 8.60	167,250	8.8 years	7.17	133,584	7.21
8.61 to 9.00	12,500	4.1 years	9.00	7,500	9.00

$0.81 to $9.00	2,219,869	8.1 years	$4.33	1,097,364	$3.84

Options granted outside of the Company’s 1992 Plan

Below is a summary of options granted outside of the Company’s 1992 Plan. This activity represents options which have been granted to consultants of the Company prior to August 2003 and options granted to its executives in excess of the 1992 Plan’s annual maximum grant which was 500,000 as of August 7, 2003. With the exception of the 430,000 shares underlying options issued between November 2002 and January 2004, all shares underlying options granted outside of the Company’s 1992 Plan were registered for resale in September 2002 as part of the Company’s Form S-3 Registration Statement:

	FISCAL YEAR
	2003	2002	2001
Outstanding at beginning of year	1,050,000	1,140,000	715,000
Options granted	100,000	340,000	425,000
Options canceled	10,000	—	—
Options exercised	—	430,000	—

Outstanding at end of year	1,140,000	1,050,000	1,140,000

Options exercisable at end of year	850,000	391,668	608,334

Weighted-average exercise price per option:
Outstanding at beginning of year	$3.02	$2.27	$1.24
Granted during the year	7.49	3.19	4.01
Canceled during the year	6.81	—	—
Exercised during the year	—	3.19	—
Outstanding at end of year	$3.40	$3.02	$2.27

The following table summarizes information about stock options outstanding issued outside of the 1992 Plan at January 31, 2004.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.44 to $2.16	255,000	6.0 years	$1.22	255,000	$1.22
2.17 to 3.24	735,000	7.4 years	3.49	445,000	3.51
5.01 to 6.81	150,000	8.4 years	5.24	150,000	5.24

$1.44 to $ 6.81	1,140,000		$3.40	850,000	$3.13

H. RELATED PARTIES

Jewelcor Management, Inc.

Since October 1999, the Company has had an ongoing consulting agreement with Jewelcor Management, Inc. (“JMI”) to assist in developing and implementing a strategic plan for the Company and for other related consulting services as may be agreed upon between JMI and the Company. Seymour Holtzman, who became the Company’s Chairman of the Board on April 11, 2000, is the beneficial holder of approximately 13.3% of the outstanding Common Stock (principally held by JMI). He is also the President and Chief Executive Officer, and indirectly, with his wife, the primary shareholder of JMI.

For the twelve-month consulting period beginning on April 28, 2001, the Company paid to JMI an annual compensation of $240,000. This compensation was paid to JMI on May 25, 2001 through the issuance of 61,856 non-forfeitable and fully vested shares of Common Stock.

On April 29, 2002, the Company renewed the consulting agreement with JMI for an additional one-year term commencing April 29, 2002 and ending on April 28, 2003. As payment for services rendered under this agreement, the Company issued to JMI 60,659 non-forfeitable and fully vested shares of Common Stock. The fair value of those shares on April 29, 2002, the date of issuance, was $276,000 or $4.55 per share. As of April 28, 2003, the Board approved the extension of the consulting agreement with JMI for an additional three-year term commencing on April 29, 2003 and ending on April 28, 2006. The extension of the consulting agreement will automatically renew each year thereafter on its anniversary date for additional one-year terms, unless either party notifies the other at least ninety days prior to the such anniversary date that it will not renew such agreement. The Company issued to JMI 70,769 non-forfeitable and fully vested shares of Common Stock as payment for services to be rendered under this agreement through April 28, 2004 and makes certain expense reimbursement payments to JMI in cash. The fair value of the issued shares as of April 28, 2003 was $276,000 or $3.90 per share. The Company’s ongoing consulting agreement with JMI includes a significant disincentive for non-performance, which would require JMI to pay to the Company a penalty equal to 150% of any unearned consulting services.

The Company increased the annual compensation to JMI, effective May 1, 2003, by $50,000 to $326,000. The increase of $50,000 for fiscal 2003 was paid to JMI through the issuance of 12,820 non-forfeitable and fully vested shares of Common Stock at a value of $3.90 per share, the closing price of the Company’s Common Stock on April 28, 2003. In addition, on July 1, 2003, JMI received a $150,000 bonus payable in cash.

Prepayment of 12% Senior Subordinated Notes due 2007

As discussed in Note C, the Company prepaid in full $24.5 million in principal on its 12% senior subordinated notes due 2007 during the fourth quarter of fiscal 2003. Included in this prepayment were approximately $5.8 million of such notes which were held by JMI, and another $11.3 million which were held by Clark Partners I, L.P. Stephen Duff, a director of the Company until February 26, 2004, is Treasurer of Ninth Floor Corporation, the general partner of Clark Partners I, L.P., and he is also Senior Investment Manager at The Clark Estates, Inc. Together with these notes, JMI had received warrants to purchase 402,500 shares of Common Stock at an exercise price of $0.01 per share and warrants to purchase 147,059 shares of Common Stock at an exercise price of $8.50 per share. Clark Partners I, L.P. had received warrants to purchase 787,500 shares of Common Stock at an exercise price of $0.01 per share and warrants to purchase 147,059 shares of Common Stock at an exercise price of $8.50. Both JMI and Clark Partners I, L.P. exercised their $0.01 per share warrants in August 2002. At January 31, 2004, the warrants to purchase 147,059 shares of Common Stock at an exercise price $8.50 per share remained outstanding for both JMI and Clark Partners I.

Private Placement Debt Issuances—

Private Placement—12% Senior Subordinated Notes due 2010

As also discussed in Note C, the Company issued approximately $29.6 million in 2010 Notes during the second and third quarters of fiscal 2003, of which approximately $21.8 million of such notes were redeemed, subject to prepayment penalties, in the fourth quarter of fiscal 2003. Together with the 2010 Notes, the Company also issued detachable warrants to purchase 1,182,400 million shares of the Company’s Common Stock. The following is a listing of the participation by related parties in both the issuance and early redemption of the 2010 Notes.

Related Party-Note holders	2010 Notes Purchased	Warrants Issued	Exercise Price of Warrants	2010 Notes Redeemed	Prepayment Penalty (1)	2010 Notes Outstanding at January 31, 2004
JMI(2)	$2,000,000	60,000	$4.76	—	—	$2,000,000
Clark Partners(3)	2,500,000	100,000	4.76	$2,500,000	$162,500	—
Baron Asset Fund(4)	2,500,000	60,000	4.76	2,500,000	162,500	—
Marc Holtzman(5)	500,000	20,000	4.76-6.83	—	—	500,000
Alan Bernikow(6)	100,000	4,000	5.67	100,000	6,500	—
Frank J. Husic Rollover IRA(7)	500,000	20,000	5.88	500,000	28,750	—
Ecko(8)	2,500,000	100,000	5.10-6.83	—	—	2,500,000

(1)	The Company was obligated to pay a prepayment penalty on all early redemptions of its 2010 Notes equal to 6.5% of the principal amount of the respective notes redeemed in November 2003 and December 2003 and 5.75% of the principal amount of the respective notes redeemed in January 2004.
(2)	Seymour Holtzman, the Chairman of the Board of Directors of the Company, is President and Chief Executive Officer, and indirectly, with his wife, the primary shareholder of JMI.
(3)	Stephen Duff, a director of the Company until February 26, 2004, is Treasurer of Ninth Floor Corporation, the general partner of Clark Partners L.P. and he is also Senior Investment Manager at The Clark Estates, Inc.
(4)	Baron Asset Fund is an affiliate of Baron Capital Group, Inc., which is the beneficial holder of approximately 6.2% of the outstanding Common Stock of the Company.
(5)	Marc Holtzman is the son of Seymour Holtzman, the Chairman of the Company’s Board of Directors.
(6)	Alan Bernikow is a director of the Company.
(7)	Frank J. Husic is a director of the Company.
(8)	Includes certain principal officers of Ecko Complex, LLC and certain of their family members. The Company operates its Ecko Unltd.® stores under a joint venture with Ecko.Complex, LLC.

Private Placement—5% Senior Subordinated Notes due 2007

In May 2002, the Company issued $11.0 million of 5% senior subordinated notes through a private placement with Kellwood Company. Kellwood Company also has a significant product sourcing agreement with the Company by which the Company has agreed to purchase certain minimum amounts of product from Kellwood Company. The Company is obligated to meet these purchase minimums only if Kellwood Company satisfies its obligations under the agreement, which includes, among other things, certain quality of merchandise and availability in accordance with the terms of the agreement. The Company expects its total commitment to approximate $25.0 million in fiscal 2004 with annual increases of 5% through the end of the agreement in fiscal 2008.

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

I. EMPLOYEE BENEFIT PLANS

Noncontributory Pension Plan

In connection with the Casual Male acquisition, the Company assumed the assets and liabilities of the Casual Male Noncontributory Pension Plan “Casual Male Corp. Retirement Plan”, which was previously known as the J. Baker, Inc. Qualified Plan, (the “Pension Plan”). Casual Male Corp. froze all future benefits under this plan on May 1, 1997.

The following table sets forth the Pension Plan’s funded status at January 31, 2004 and February 1, 2003:

(in thousands)	January 31, 2004	February 1, 2003
Change in benefit obligation:
Balance at beginning of period	$17,945	$18,302
Benefits and expenses paid	(932)	(1,105)
Service and interest costs	1,139	836
Actuarial loss (gain)	1,089	(88)

Balance at end of year	$19,241	$17,945

Change in fair value of plan assets
Balance at beginning of period	$17,435	$20,498
Actual return on plan assets	3,999	(1,958)
Employer contributions	—	—
Benefits and expenses paid	(932)	(1,105)

Balance at end of period	$20,502	$17,435

Reconciliation of Funded Status
Projected benefit obligation	$19,241	$17,945
Fair value of plan assets	20,502	17,435

Funded Status	1,260	(510)
Unrecognized actuarial (gain) or loss	1,355	3,000

Net amount recognized at year end	$2,615	$2,490

Amounts recognized in the statement of financial position:
Prepaid benefit cost	$2,615	$2,490
Accrued benefit liability	—	(510)
Other comprehensive loss	—	3,000

Net amount recognized at year end	$2,615	$2,490

Other comprehensive (income) loss attributable to
change in additional minimum liability recognition	$(3,000)	$3,000

Net pension benefit for the year ended January 31, 2004 and February 1, 2003 includes the following components:

(in thousands)	January 31, 2004	February 1, 2003
Service cost earned during the year	$—	$—
Interest cost on projected benefit obligation	1,139	836
Expected return on plan assets	(1,351)	(1,146)
Recognized actuarial (gain) loss	102	—

Net pension benefit	$(110)	$(310)

A summary of the Company’s key actuarial assumptions used to determine the benefit obligations as of January 31, 2004 and February 1, 2003 were as follows:

	January 31, 2004	February 1, 2003
Discount rate	6.00%	6.55%
Expected long-term rate of return	8.00%	8.00%

A summary of the Company’s key actuarial assumptions used to determine net periodic benefit cost for the years ended January 31, 2004 and February 1, 2003 were as follows:

	January 31, 2004	February 1, 2003
Discount rate	6.55%	6.55%
Expected long-term rate of return	8.00%	8.00%

The expected long-term rate of return assumption was developed considering historical and future expectations for returns for each asset class.

The Company’s target asset allocation for fiscal 2004 and its asset allocation at January 31, 2004 and February 1, 2003 were as follows, by asset category:

	Target allocation	Percentage of plan assets at
Asset category:	Fiscal 2004	January 31, 2004	February 1, 2003
Equity securities
—Domestic	47.00%	49.00%	38.62%
—International	16.00%	19.05%	—
Debt securities	18.00%	20.43%	34.10%
Insurance contracts	10.00%	11.52%	13.96%
Other	9.00%	—	13.32%

Total	100.00%	100.00%	100.00%

Supplemental Retirement Plan

In connection with the Casual Male acquisition, the Company also assumed the liability of the Casual Male Supplemental Retirement Plan (the “Supplemental Plan”).

The following table sets forth the Supplemental Plan’s funded status at January 31, 2004 and February 1, 2003:

(in thousands)	January 31, 2004	February 1, 2003
Change in benefit obligation:
Balance at beginning of period	$423	$411
Benefits and expenses paid	(13)	(7)
Actuarial loss	1
Service and interest costs	27	19

Balance at end of year	$438	$423

Change in fair value of plan assets
Balance at beginning of period	$—	$—
Employer contributions	13	7
Benefits and expenses paid	(13)	(7)

Balance at end of year	—	—

Projected benefit obligation	$438	$423

Reconciliation of Funded Status
Projected benefit obligation	$438	$423
Fair value of plan assets	—	—

Funded Status	(438)	(423)
Unrecognized actuarial loss	1	—

Net amount recognized at year end	$(437)	$(423)

Amounts recognized in the statement of financial position:
Prepaid benefit cost	$—	$—
Accrued benefit liability	(438)	(423)
Accumulated other comprehensive income	1	—

Net amount recognized at year end	$(437)	$(423)

Assumptions used to determine the benefit obligations as of January 31, 2004 and February 1, 2003 included a discount rate of 6.00% and 6.55%, respectively. Assumptions used to determine the net periodic benefit cost for the years ended January 31, 2004 and February 1, 2003 included a discount rate of 6.55% for both fiscal years.

Defined Contribution Plan

During fiscal 2002, in addition to the Company’s existing defined contribution 401(k) plan, the Company assumed two additional defined contribution plans as a result of the Casual Male acquisition in May 2002. All three plans were merged into one defined contribution 401(k) plan for all employees on January 1, 2003.

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

The Company recognized $572,218, $385,355 and $137,000 of expense under this plan in fiscal 2003, 2002 and 2001, respectively.

J. RESTRUCTURING CHARGES AND DISCONTINUED OPERATIONS

Restructuring Charges

In fiscal 2002, as a result of the continued erosion of the Levi Strauss & Co. brands in the marketplace and Levi Strauss & Co.’s inability to provide the Company with a balanced assortment of products for the Company’s Levi’s®/Dockers® outlet stores (the “Levi’s®/Dockers® business”), the Company implemented an aggressive plan to downsize its Levi’s®/Dockers® business, eventually exiting it completely. Under the plan, the Company planned to close between 50 to 55 stores over a 24 month period, thereby reducing the sales base of its Levi’s®/Dockers® outlet business to less than 10% of the Company’s total sales. At the same time, the Company also decided to exit its Candies® outlet business, which consisted of 12 stores. The Company transferred 7 of these stores to Candies, Inc., converted 4 others to Casual Male and Ecko Unltd.® outlet stores and closed the remaining store. In fiscal 2002, the Company closed 20 of its Levi’s®/Dockers® Outlet stores pursuant to this plan.

In fiscal 2003, the Company closed an additional 25 Levi’s®/Dockers® outlet stores. The operating results for all such closed stores for fiscal 2003, fiscal 2002 and fiscal 2001 have been reclassified to discontinued operations. Accordingly, as shown in the following table, the Company has also reclassified to discontinued operations the portion of the $41.3 million of restructuring charges relating to these closed stores.

(in millions)	Classification of Fiscal 2002 Combined Restructuring Charges
Continuing operations:
Gross margin:
Inventory markdowns	$7.3
Provision for impairment and store closing:
Impairment of assets	8.5
Other accrued liabilities	2.2

10.7

Provision for income taxes:	8.0

Total charge included in continued operations	26.0

Discontinued operations:
Inventory liquidation	9.1
Impairment of assets and other accrued liabilities	6.2

Total charge included in discontinued operations	15.3

Total restructuring charges in fiscal 2002	$41.3

Of the total restructuring charges of $41.3 million: i) $15.3 million relates to the 45 Levi’s®/Dockers® stores closed during fiscal 2003 and fiscal 2002 and the exiting of its Candie’s business and, pursuant to SFAS No. 144, are included in loss from discontinued operations; ii) $18.0 million relates to the future closing of the balance of the Levi’s®/Dockers® stores and, pursuant to SFAS No. 144, are included in loss from continuing operations; and iii) $8.0 million relates to the impairment of certain tax assets, which is shown under provision for income taxes.

At January 31, 2004, the Company has 58 remaining Levi’s®/Dockers® outlet stores which will either be closed at the end of their respective lease terms, or otherwise be closed through lease negotiations with the various landlords.

At January 31, 2004, the remaining reserve for Levi’s®/Dockers® store closings was $3.8 million. The reserve consisted of inventory reserves of $886,000, and accruals for landlord settlements and other costs of $2.9 million. In the fourth quarter of fiscal 2003, the Company recorded income of $646,000 related to excess reserves for landlord settlements. Below is a table showing the changes in the components of the reserves from February 1, 2003 to January 31, 2004.

(in millions)	Balance at February 1, 2003	Net Provisions/(Income)	Charges/Write-offs	Balance at January 31, 2004
Inventory reserves	$11.1	$—	$10.2	$0.9
Accrued liabilities for severance and store closings	6.2	(0.6)	2.7	2.9

Total reserves	$17.3	$(0.6)	$12.9	$3.8

Discontinued Operations

Discontinued operations for 2003 resulted in a loss of $2.4 million compared to a loss in fiscal 2002 of $16.8 million and income of $4.6 million in fiscal 2001. Due to the consolidated loss for all three fiscal years, no tax benefit or provision was realized on discontinued operations for any of those years. Included in discontinued operations are the results of operations for fiscal 2003, 2002 and 2001 of the 25 Levi’s®/Dockers® outlet stores closed in fiscal 2003 and the 20 Levi’s®/Dockers® outlet stores closed in fiscal 2002. Also included in discontinued operations for fiscal 2002 and fiscal 2001 are the Candie’s® Outlet stores which were closed at the end of fiscal 2002. Below is a summary of the results of operations for these closed stores for the past three fiscal years:

(in millions)	Fiscal 2003	Fiscal 2002 (1)	Fiscal 2001
Sales	$32.2	$64.3	$61.8
Gross margin	3.3	2.5	15.9
Selling, general and administrative expenses	5.6	11.9	10.1
Impairment of assets	—	6.2	—
Depreciation and amortization	.1	1.2	1.2

(Loss) income from discontinued operations	$(2.4)	$(16.8)	$4.6

(1)	Results of Discontinued Operations for fiscal 2002 includes $15.3 million of the $41.3 million in total charges recorded by the Company in fiscal 2002 related to the exiting of its Levi’s®/Dockers® businesses. Of the total $15.3 million, approximately $9.1 million in included in gross margin as markdown costs, the remaining $6.2 million is included in Impairment of Assets.

K. CASUAL MALE ACQUISITION

On May 14, 2002, pursuant to an asset purchase agreement entered into as of May 2, 2002, the Company completed its acquisition of the Casual Male business from Casual Male Corp. for a purchase price of approximately $170 million, plus the assumption of certain operating liabilities. The Company reported its finalized allocation of purchase price in the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003.

Below are the unaudited pro forma results for the fiscal years ended February 1, 2003 and February 2, 2002, assuming that the Casual Male acquisition had occurred on February 4, 2001. The comparative results for the Casual Male business for the fiscal year ended January 31, 2004 is included in Note M below.

	Casual Male		Designs		Restructuring(2)		Total Consolidated
For the year ended:	2/1/03	2/2/02	2/1/03	2/2/02	2/1/03	2/2/02	2/1/03	2/2/02
(Unaudited, in millions)
Sales	$329.2	$332.4	$113.9	$133.3	—	—	$443.1	$465.7
Gross margin	140.1	142.3	26.5	31.3	$(7.3)	—	159.3	173.6
Selling, general and administrative	116.0	123.3	27.4	29.6	10.7	—	154.1	152.9
Depreciation and Amortization	8.5	7.4	3.5	4.2	—	—	12.0	11.6

Operating income (loss)	$15.6	$11.6	$(4.4)	$(2.5)	$(18.0)	—	$(6.8)	$9.1

(1)	Adjusted to eliminate the results of operations for closed store locations, which were not purchased by the Company.
(2)	Includes the impact of restructuring charges totaling $41.3 million, of which $18.0 million related to continuing operations at January 31, 2004. These charges related to the downsizing of the Levi’s®/Dockers® business which were recorded by the Company during the second and fourth quarters of fiscal 2002.

L. JOINT VENTURE

During the first quarter of fiscal 2002, the Company entered into a joint venture with Ecko.Complex, LLC (“Ecko”), a privately held company with worldwide annual sales exceeding $200 million, to open and operate Ecko Unltd.® branded outlet stores throughout the United States. Ecko® is a leading design-driven lifestyle brand targeting young men and women.

Under its joint venture with Ecko, the Company, a 50.5% partner, would own and manage retail outlet stores bearing the name Ecko® Unltd. and featuring Ecko® branded merchandise. Ecko, a 49.5% partner, contributes to the joint venture the use of its trademark and the merchandise requirements, at cost, for the retail outlet stores. The Company contributes all real estate and operating requirements for the retail outlet stores, including but not limited to, the real estate leases, payroll needs and advertising. Each partner shares in the operating profits of the joint venture, after each partner has received reimbursement for cost contributions. Under the terms of the arrangement, the Company must maintain a prescribed store opening schedule and open 75 stores over a six-year period in order to maintain the joint venture’s exclusivity. At certain times during the term of the arrangement, the Company may exercise a put option to sell its share of the retail joint venture to Ecko, and Ecko has an option to acquire the Company’s share of the retail joint venture at a price based on the performance of the retail outlet stores.

For financial reporting purposes, the joint venture’s assets, liabilities and results of operations are consolidated with those of the Company, and Ecko’s 49.5% ownership interest in the joint venture therefore is included in the Company’s consolidated financial statements as a minority interest. At January 31, 2004, the joint venture operated 20 Ecko Unltd.® outlet stores and one Ecko Unltd.® retail store which in aggregate had sales for fiscal 2003 of $20.1 million.

M. SEGMENT INFORMATION

Since the Casual Male acquisition in May 2002, the Company has operated its business under two reportable store segments: (i) the Casual Male business and (ii) Other Branded Apparel businesses.

The Casual Male business: This group includes the Company’s 415 Casual Male Big & Tall retail stores, 66 Casual Male Big & Tall outlet stores, and its catalog and e-commerce businesses.

Other Branded Apparel businesses: This group includes the Company’s remaining 58 Levi’s®/Dockers® outlet stores and its 21 Ecko Unltd.® outlet and retail stores.

The accounting policies of the reportable segments are the same as those described in Note A. The Company evaluates individual store profitability in terms of a store’s “Operating Profit” which is defined by the Company as gross margin less occupancy costs, direct selling costs and an allocation of indirect selling costs.

Below are the results of operations on a segment basis for the fiscal 2003 and fiscal 2002. Fiscal 2002 includes the operating results of the Casual Male business since May 14, 2002. See Note K for the pro forma results of the Casual Male business for fiscal 2002, assuming that the acquisition had occurred on February 3, 2002. No segment reporting was necessary for fiscal 2001 since the Casual Male business was not acquired until fiscal 2002.

Fiscal 2003

(in thousands)	Casual Male Business		Other Branded Outlet Businesses	Restructuring	Total
Statement of Operations:
Sales	$319,209		$110,315	—	$429,524
Gross margin	132,526		28,666	—	161,192
Selling, general and administrative	109,326		27,520	—	136,846
Depreciation and amortization	6,706		2,364	—	9,070
Provision (income) for store closings, impairment of assets and severance	—		—	(646)	(646)

Operating profit (loss)	16,494		(1,218)	646	15,922

Reconciliation to net loss:
Other expenses, principally debt redemption costs					14,113
Interest expense, net					11,189
Minority interest					280
Provision for income taxes				—	—

Loss from continuing operations				646	(9,660)
Loss from discontinued operations	—		(2,401)	—	(2,401)

Net loss				$646	$(12,061)

Balance Sheet:
Inventory	$67,533		$31,140		$98,673
Fixed assets	61,047	(1)	7,298		68,345
Goodwill and other intangible assets	81,306		—		81,306
Trade accounts payable	23,935	(2)	8,190		32,125
Capital Expenditures	$8,452		$3,715		$12,167

(1)	Includes corporate assets of $39.6 million.
(2)	Includes corporate non-merchandise payables of $6.3 million

Fiscal 2002

(in thousands)	Casual Male Business	Other Branded Outlet Businesses	Restructuring	Total
Statement of Operations:
Sales	$242,677	$113,889	—	$356,566
Gross margin	102,703	26,559	$(7,235)	122,027
Selling, general and administrative	79,068	27,402		106,470
Depreciation and amortization	6,007	3,491		9,498
Provision for store closings, impairment of assets and severance	—	—	10,747	10,747

Operating profit (loss)	17,628	(4,334)	(17,982)	(4,688)

Reconciliation to net loss:
Interest expense, net				9,081
Minority interest				207
Provision for income taxes			7,978	7,978

Loss from continuing operations			(25,960)	(21,954)
Loss from discontinued operations	—	(1,516)	(15,330)	(16,846)

Net loss			$(41,290)	$(38,800)

Balance Sheet:
Inventory	$62,307	$40,915		$103,222
Fixed assets	55,985	8,077		64,062
Goodwill and other intangible assets	81,427	—		81,427
Trade accounts payable	25,614	8,288		33,902
Capital Expenditures	$8,114	$6,354		$14,468

N. SELECTED QUARTERLY DATA (UNAUDITED)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	FULL YEAR
	(In Thousands, Except Per Share Data)
FISCAL YEAR 2003
Sales	$93,407	$104,916	$104,290	$126,911	$429,524
Gross margin	34,288	38,615	39,968	48,321	161,192
(Loss) income from continuing operations (1)	(2,628)	360	(706)	(6,686)	(9,660)
(Loss) income from discontinued operations	(126)	298	(498)	(2,075)	(2,401)
Net (loss) income (1)	(2,754)	658	(1,204)	(8,761)	(12,061)
Earnings (loss) per share—basic and diluted	$(0.08)	$0.02	$(0.03)	$(0.25)	$(0.34)

FISCAL YEAR 2002
Sales	$24,243	$100,220	$108,154	$123,949	$356,566
Gross margin	6,127	36,063	39,399	40,438	122,027
(Loss) income from continuing operations	(951)	(6,978)	(779)	(13,246)	(21,954)
(Loss) income from discontinued operations	(845)	(5,930)	449	(10,520)	(16,846)
Net (loss) income (2)	(1,796)	(12,908)	(330)	(23,766)	(38,800)
Earnings (loss) per share—basic and diluted	$(0.12)	$(0.80)	$(0.01)	$(0.67)	$(1.54)

(1)	Included in the Loss from Continuing Operations for the fourth quarter and fiscal year 2003 is approximately $13.7 million and $14.1 million, respectively, in expenses which were primarily related to costs associated with the Company’s prepayment of debt. Results for the fourth quarter and fiscal year 2003 also include $646,000 of income from restructuring for the reversal of excess reserves related to landlord settlements.
(2)	In the second quarter of fiscal 2002, the Company recorded a charge of $11.1 million primarily related to the Company’s decision to downsize its Levi’s®/Dockers® business and integrate the operations of its acquired Casual Male business. Of the $11.1 million, approximately $5.3 million is included as part of discontinued operations. In the fourth quarter of fiscal 2002, the Company recorded an additional charge of $30.2 million related to its decision to accelerate the downsizing of its Levi’s®/Dockers® business, with the intention of ultimately exiting this business as well as its Candies® outlet operations. Of the total charge of $30.2 million recorded in the fourth quarter, approximately $7.2 million is related to inventory liquidation and is reflected as a reduction in gross margin for the fourth quarter of fiscal 2002 and approximately $10.0 million related to closed stores and is included as part of discontinued operations.

Consistent with the retail apparel industry, the Company’s business is seasonal. The Casual Male business traditionally generates the largest volume of its sales during the Father’s Day selling season in June and the Christmas selling season in December. The Company’s outlet business, which included its Levi’s®/Dockers® and Ecko Unltd.® outlet stores, traditionally generates its largest volume during the back-to-school selling season in August and the Christmas selling season in December. The majority of the Company’s operating income is generated in the fourth quarter as a result of the impact of the Christmas selling season.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2004, the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III.

Item 10.	Directors and Executive Officers of the Registrant

Certain information concerning the directors of the Company is set forth below:

NAME (1)	AGE	POSITION	DIRECTOR SINCE
Seymour Holtzman	68	Chairman of the Board and Director	2000
David A. Levin	52	President, Chief Executive Officer and Director	2000
Alan S. Bernikow	63	Director (2),(3)	2003
Jesse Choper	68	Director (2),(3),(4)	1999
James P. Frain	55	Director (5)	2004
Frank J. Husic	62	Director	2003
Joseph Pennacchio	57	Director (2),(4)	1999
George T. Porter, Jr.	57	Director (4)	1999

(1)	Stephen M. Duff, a director of the Company since May 14, 2002, resigned his position effective February 26, 2004.
(2)	Current member of the Audit Committee.
(3)	Current member of the Nominating Committee.
(4)	Current member of the Compensation Committee.
(5)	Mr. Frain was appointed a director of the Company on April 2, 2004.

Seymour Holtzman has been a director of the Company since April 7, 2000 and Chairman of the Board since April 11, 2000. On May 25, 2001, the Board of Directors of the Company hired Mr. Holtzman as an officer and an employee of the Company. Mr. Holtzman has been involved in the retail business for over 30 years. For many years, he has been the President and Chief Executive Officer of Jewelcor, Inc., a former New York Stock Exchange listed company that operated a chain of retail stores. From 1986 to 1988, Mr. Holtzman was Chairman of the Board and Chief Executive Officer of Gruen Marketing Corporation, an American Stock Exchange listed company involved in the nationwide distribution of watches. For at least the last five years, Mr. Holtzman has served as Chairman and Chief Executive Officer of each of Jewelcor Management, Inc., a company primarily involved in investment and management services; C.D. Peacock, Inc., a Chicago, Illinois retail jewelry establishment; and S.A. Peck & Company, a retail and mail order jewelry company based in Chicago, Illinois. Mr. Holtzman is currently Chairman of the Board of MM Companies, Inc. (OTCBB: “MMCO”) and a Co-Chairman of the board of Liquid Audio, Inc. (NASDAQ: “LQID”). Mr. Holtzman is a well-known shareholder activist who specializes in the banking industry and the retail industry.

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

Alan S. Bernikow has been a director of the Company since June 29, 2003. From 1998 until his retirement in May 2003, Mr. Bernikow was the Deputy Chief Executive Officer at Deloitte & Touche LLP where he was responsible for assisting the firm on special projects such as firm mergers and acquisitions and partner affairs. Mr. Bernikow joined Touche Ross, the predecessor firm of Deloitte & Touche LLP, in 1977, prior to which Mr. Bernikow was the National Administrative Partner in Charge for the accounting firm of J.K. Lasser & Company. Mr. Bernikow is a member of the Board of Directors of the FOJP Service Corporation; a member of the Executive Committee and Board of Directors for the United Jewish communities—Federations of North America; a member of the Board of Directors and the Chairman of the Audit Committee for the Jewish Communal Fund; Chairman of the Board of The Heart Institute of Staten Island; and a member of the Board of Directors of Saint Vincent Catholic Medical Centers.

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

James P. Frain was appointed a director of the Company on April 2, 2004. Since June 1999, Mr. Frain has been with Chico’s, a specialty retailer of women’s apparel. Mr. Frain started with Chico’s as the Marketing Director and most recently Mr. Frain was promoted to Senior Vice President of Marketing for Chico’s.

Frank J. Husic has been a director of the Company since June 29, 2003. Mr. Husic is the Managing Partner and Chief Investment Officer of Husic Capital Management, a company he formed in June 1986. From 1978 to 1986, Mr. Husic was Senior Vice President and Director of Alliance Capital Management.

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

Non-Director Executive Officers

Dennis R. Hernreich, 47, has been the Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Company since September 2002. Prior to that, Mr. Hernreich served as the Senior Vice President, Chief Financial Officer and Treasurer upon joining the Company on September 5, 2000. Prior to joining the Company, from 1996 through 1999, Mr. Hernreich held the position of Senior Vice President and Chief Financial Officer of Loehmann’s Inc., a national retailer of women’s apparel. From 1999 to August 2000, Mr. Hernreich was Senior Vice President and Chief Financial Officer of Pennsylvania Fashions, Inc., a 275-store retail outlet chain operating under the name Rue 21.

Linda B. Carlo, 57, has been the Executive Vice President, General Merchandise Manager of the Casual Male division since August 2003. Prior to joining the Company, from 2002 to 2003, Ms. Carlo served as the General Manager for the Jessica London Catalog, a division of Chadwick of Boston/Brylane. Prior to that, Ms. Carlo was the Vice President, Divisional Merchandise Manager at Lane Bryant, a division of The Limited, Inc. from 1998 to 2002.

Joseph H. Cornely III, 52, is currently the Company’s Executive Vice President of Store Development. Mr. Cornely began his career with Casual Male Corp. in 1972 and joined the Company in May 2002 as part of the Company’s acquisition of Casual Male.

There are no family relationships between any of the Company’s directors and executive officers.

Audit Committee

The Company has a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee of the Board of Directors is responsible for providing independent, objective oversight of the Company’s accounting functions and internal controls. The Audit Committee acts under a written charter adopted and approved by the Board of Directors, as revised on June 29, 2003. Each of the members of the Audit Committee is independent, as defined by the listing standards of the Nasdaq National Market. In addition, the Board of Directors has determined that Mr. Bernikow is an audit committee financial expert as defined by SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Reporting Persons are required to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during fiscal 2003 and Forms 5 and amendments thereto furnished to the Company with respect to fiscal 2003, the Company believes that the current Reporting Persons complied with all applicable Section 16(a) reporting requirements and all required reports were filed in a timely manner.

Code of Ethics

The Company has adopted a Code of Ethics which applies to the Company’s directors, Chief Executive Officer and Chief Financial Officer, as well as the Company’s other senior financial officers. The full text of the Code of Ethics can be found under Corporate Governance on the Investor Relations page of the Company’s corporate web site, which is at www.cmrginc.com.

Item 11.	Executive Compensation

Summary Compensation Table. The following Summary Compensation Table sets forth certain information regarding compensation paid or accrued by the Company with respect to the Chairman of the Board, the Chief Executive Officer, the Chief Financial Officer, the General Merchandise Manager of the Casual Male division, the Executive Vice President of Store Development and the former President of the Company’s Casual Male division (collectively, the “Named Executive Officers”), for fiscal 2003 and for the fiscal years ended February 1, 2003 (“fiscal 2002”) and February 2, 2002 (“fiscal 2001”).

Summary Compensation Table

Name and Principal Position (at January 31, 2004)	Fiscal Year	Annual Compensation				Long-Term Compensation Awards Options	All Other Compensation
		Salary		Bonus
Seymour Holtzman Chairman of the Board (1)	2003 2002 2001	$ $ $	24,000 23,539 18,616	$ $ $	-0- -0- -0-	200,000 600,000 300,000	$ $ $	-0- 34 -0-	(3)

David A. Levin President and Chief Executive Officer	2003 2002 2001	$ $ $	513,846 468,596 382,374	$ $ $	62,500 270,000 -0-	75,000 75,000 125,000	$ $ $	18,171 16,031 14,485	(2) (3) (4)

Dennis R. Hernreich Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer	2003 2002 2001	$ $ $	385,385 323,885 232,398	$ $ $	46,875 230,000 15,000	75,000 75,000 100,000	$ $ $	14,400 8,020 6,828	(2) (3) (4)

Linda B. Carlo (5) Executive Vice President, General Merchandise Manger of the Casual Male division	2003		$133,846		$-0-	50,000		$2,535	(2)

Joseph H. Cornely III (6) Executive Vice President, Store Development	2003 2002	$ $	262,019 200,230	$ $	-0- 50,000	50,000 32,000	$ $	6,000 5,000	(2) (3)

Stephen Gatsik (7) Former President of the Casual Male division	2003 2002	$ $	140,448 186,154	$ $	70,000 70,000	-0- 50,000	$ $	141,827 6,370	(2) (3)

(1)	In May 2001, Mr. Holtzman, who was serving as the Company’s non-employee Chairman of the Board, was hired by the Company as an executive officer of the Company. The principal portion of Mr. Holtzman’s compensation as an officer of the Company is in the form of Company options. See “Employment Agreements” below for more discussion.
(2)	Other Compensation with respect to fiscal 2003 represents: (i) payments by the Company of insurance premiums for term life insurance for the benefit of the executive officers (Mr. Levin $2,571 and Ms. Carlo $458); (ii) matching contributions made by the Company for the benefit of each of the following executive officers to the Company’s retirement plan (the “401(k) Plan”) established pursuant to Section 401(k) of the Internal Revenue Code of 1986, as

amended (Mr. Levin $6,000, Mr. Hernreich $6,000 and Mr. Cornely $6,000); (iii) car allowances (Mr. Levin $9,600, Mr. Hernreich $8,400 and Ms. Carlo $2,077); and (iv) severance payments (Mr. Gatsik $141,827).
(3)	Other Compensation with respect to fiscal 2002 represents: (i) payments by the Company of insurance premiums for term life insurance for the benefit of the executive officers (Mr. Holtzman $34, Mr. Levin $3,245, Mr. Hernreich $466 and Mr. Gatsik $870); (ii) matching contributions made by the Company for the benefit of each of the following executive officers to the 401(k) Plan (Mr. Levin $4,426, Mr. Hernreich $5,131, Mr. Cornely $5,500 and Mr. Gatsik $5, 500); and (iii) car allowances (Mr. Levin $8,360 and Mr. Hernreich $2,423).
(4)	Other Compensation with respect to fiscal 2001 represents: (i) payments by the Company of insurance premiums for term life insurance for the benefit of the executive officers (Mr. Levin $3,131, Mr. Hernreich $411 and Mr. Batts $124); (ii) matching contributions made by the Company for the benefit of each of the following executive officers to the 401(k) Plan (Mr. Levin $4,482 and Mr. Hernreich $469); (iii) car allowances (Mr. Levin $6,872 and Mr. Hernreich $2,771); and (iv) reimbursement for relocation costs (Mr. Hernreich $3,177 and Mr. Batts $10,279).
(5)	Ms. Carlo joined the Company is August 2003 as the Executive Vice President, General Merchandise Manager of the Casual Male division.
(6)	Mr. Cornely was promoted to Executive Vice President, Store Development and therefore became an executive officer of the Company on April 26, 2003. Mr. Cornely joined the Company on May 15, 2002 as a result of the Company’s Casual Male acquisition. Compensation paid by Casual Male Corp. to Mr. Cornely prior to May 15, 2002 is not included in this schedule.
(7)	Mr. Gatsik joined the Company on May 15, 2002 as a result of the Company’s Casual Male acquisition and served as an employee of the Company until May 2, 2003, when his employment with the Company terminated. Compensation paid by Casual Male Corp. to Mr. Gatsik prior to May 15, 2002 is not included in this schedule.

Option Grants Table. The following Option Grants Table sets forth certain information as of January 31, 2004 regarding stock options granted during fiscal 2003 by the Company to the Named Executive Officers.

Option Grants In Fiscal 2003

	Individual Grants				Potential Realizable Value of Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
	Number of Shares of Common Stock Underlying Options Granted (1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date
					5%	10%
Seymour Holtzman	200,000	21.6%	$5.01	7/1/13	$630,152	$1,596,930

David A. Levin	75,000	8.1%	$5.01	7/1/13	$236,307	$508,849

Dennis R. Hernreich	75,000	8.1%	$5.01	7/1/13	$236,307	$508,849

Linda B. Carlo	50,000	5.36%	$6.21	8/14/13	$85,844	$217,546

Joseph H. Cornely III	50,000	5.36%	$2.73	3/03/13	$195,272	$494,857

(1)	Mr. Holtzman’s grant of 200,000 options vested one-third immediately, and a following third on each of the two anniversaries from the date of grant. All other options granted in the table become exercisable over a three year period, with one-third vesting on each anniversary from the date of grant.

(2)	The amounts shown on these columns represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation as mandated by the Securities and Exchange Commission (based on the market value on the date of the grant) of 5% and 10%, compounded annually from the date the options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date on which the options are exercised.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. The following table sets forth information for the Named Executive Officers with respect to the exercise of stock options during the fiscal year ended January 31, 2004 and the year-end value of unexercised options.

Aggregated Option Exercises in Fiscal 2003 and Fiscal Year-End Option Values

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Year-End # of Shares		Value of Unexercised In-The-Money Options at Year End Value of Shares (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Seymour Holtzman (2)	-0-	-0-	563,334	566,666	$1,764,735	$1,573,665
David A. Levin	-0-	-0-	408,333	166,667	1,994,832	371,918
Dennis R. Hernreich	-0-	-0-	176,667	158,333	650,343	347,332
Linda B. Carlo	-0-	-0-	-0-	50,000	-0-	31,000
Joseph H. Cornely III	-0-	-0-	2,334	5,205	54,666	215,405

(1)	The value of unexercised in-the-money options at fiscal year end is the difference between the closing price of the Company’s Common Stock on January 30, 2004 of $6.83 per share and the exercise price of the respective options.
(2)	Not including warrants held in the name of Jewelcor Management, Inc.

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

Average of Highest Five	Representative Years of Service
Years of Compensation	10yrs	20yrs	30yrs(maximum)
$ 50,000	$4,977	$9,953	$14,930
100,000	11,977	23,953	35,930
150,000	18,977	37,953	56,930
200,000	25,977	51,953	77,930
250,000 *	32,977	65,953	98,930
267,326 *	35,402	70,805	106,207
300,000 *	39,977	79,953	119,930

(*)	The maximum compensation that may be used as of December 31, 1998 to calculate benefits under the Pension and Supplemental Plans is $267,326.

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

As of January 31, 2004, Mr. Cornely was the only Named Executive Officers of the Company who was a participant in the Pension Plan and Supplemental Plan. As such, Mr. Cornely will be entitled to an accrued benefit under the Pension Plan upon turning 65 year of age of $11,981.38 and a benefit of $4,715.07 under the Supplemental Plan.

401(k) Plan

The Company has a 401(k) Plan for which all eligible employees of the Company may participate. The 401(k) Plan, which is a defined contribution plan, permits each participant to defer up to 15% of such participant’s annual salary up to a maximum annual amount ($12,000 in calendar 2003, $11,000 in calendar year 2002 and $11,000 in calendar year 2001). The Board of Directors of the Company may determine, from fiscal year to fiscal year, whether and to what extent the Company will contribute to the 401(k) Plan by matching contributions made to such plan by eligible employees. During fiscal 2003, the matching contribution by the Company continued to be 50% of contributions by eligible employees up to a maximum of six percent of salary.

Key Man Insurance

In fiscal 2000, the Company obtained a key man life insurance policy in the amount of $2,000,000 on the life of Mr. Levin. In fiscal 2001, the Company obtained a key man life insurance policy in the amount of $2,000,000 on the life of Mr. Hernreich.

Employment Agreements

The Company has employment agreements, which were most recently amended on July 9, 2003, (collectively, the “Employment Agreements”) with David A. Levin and Dennis R. Hernreich. The Employment Agreements are for three-year terms, which automatically renew on each anniversary of the agreement’s commencement date for additional one-year periods, unless ninety-day notice by either party is given otherwise. The initial three-year term of Mr. Levin’s Employment Agreement was from April 10, 2000 until April 10, 2003. On each anniversary of the agreement’s commencement date, the term was extended for a one-year period. Accordingly, as of April 10, 2004, the most recent anniversary of Mr. Levin’s agreement’s commencement date, Mr. Levin’s employment with the Company was extended for an additional one-year period thereby extending the agreement to April 10, 2007. The initial three-year term of Mr. Hernreich’s Employment Agreement was from September 4, 2000 until September 4, 2003. On each anniversary of the agreement’s commencement date, the term was extended for a one-year period. Accordingly, as of September 4, 2003, the most recent anniversary of Mr. Hernreich’s agreement’s commencement date, Mr. Hernreich’s Employment Agreement with the Company was extended for an additional one-year period thereby extending the agreement to September 4, 2006.

These Employment Agreements require each executive officer to devote substantially all of the executive officer’s time and attention to the business of the Company as necessary to fulfill his respective duties. The Employment Agreements, as amended, provide that Messrs. Levin and Hernreich would be paid base salaries at annual rates of $525,000 and $393,750, respectively. The Employment Agreements provide that the annual rate of base salary for the renewal term may be increased by the Compensation Committee of the Board of Directors in its sole discretion. The Employment Agreements also provide for the payment of bonuses in such amounts as may be determined by the Compensation Committee. While Messrs. Levin and Hernreich are employed by the Company, the Company will provide each executive an automobile allowance in the amount of $800 and $700 per month, respectively. Each executive is entitled to vacation and to participate in and receive any other benefits customarily provided by the Company to its senior executives (including any bonus, retirement, short and long-term disability insurance, major medical insurance and group life insurance plans in accordance with the terms of such plans), including stock option plans, all as determined from time to time by the Compensation Committee.

The Employment Agreement for Mr. Hernreich also provided for reimbursement of expenses associated with his relocation to the Boston area. In accordance with his agreement, Mr. Hernreich was entitled to receive a total amount of $85,000 for relocation costs, which Mr. Hernreich received, less applicable taxes, in fiscal 2000. In addition, Mr. Hernreich was entitled to receive reimbursement for reasonable expenses associated with his temporary living arrangements.

Mr. Levin is entitled to receive an annual bonus of up to 50% and Mr. Hernreich is entitled to receive an annual bonus of up to 45% of their respective annual base salaries depending on the performance of the Company. The Compensation Committee of the Board of Directors shall determine, in its sole discretion, the amount of bonus to be paid to the executive officers. Mr. Levin is entitled to receive an additional annual bonus of 10% of his annual salary base if the Company meets its annual projections for its fiscal budget plan, as approved by the Board of Directors. In July 2003, the Compensation Committee approved a $125,000 bonus for Mr. Levin and a $93,750 bonus for Mr. Hernreich, of which 50% became payable immediately. The remaining 50% was contingent upon the Company’s Casual Male business achieving certain performance targets for the fourth quarter of fiscal 2003. Also in July 2003, the Compensation Committee granted to each of Mr. Levin and Mr. Hernreich options to purchase 75,000 shares of the Company’s Common Stock. These options were scheduled to vest on the sixth anniversary of the date of grant but would accelerate and become exercisable over a three-year period, with one-third vesting on each of the first, second, and third anniversaries of the date of grant if, as with the bonuses, the Casual Male business achieved certain performance targets for the fourth quarter of fiscal 2003. The Company did achieve such performance targets in the fourth quarter of fiscal 2003 and, accordingly, Mr. Levin and Mr. Hernreich received the remaining 50% portion of their respective bonuses on March 4, 2004 and the options were accelerated to a three-year vesting schedule.

The Employment Agreements provide that in the event the executive officer’s employment is terminated by the Company at any time for any reason other than “justifiable cause” (as defined in the Employment Agreements), disability or death, the Company is required to pay the executive officer the greater of (1) the base salary for the remaining term of the related Employment Agreement or (2) an amount equal to one half of the executive officer’s annual salary. If the remaining term of the related Employment Agreement on the date of termination is more than six months, the executive officer must make a good faith effort to find new employment and mitigate damages, costs and expenses to the Company. The Employment Agreements also provide that if the executive is terminated without justifiable cause within one year after a Change of Control of the Company (as defined below) has occurred, the executive officer shall receive a lump sum payment in an amount equal to the greater of (1) the base salary for the remaining term of the related Employment Agreement or (2) the current base salary for one year.

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

When the Company acquired the Casual Male business in May 2002, the Company agreed to abide by the terms of Mr. Cornely’s Severance Compensation Agreement, which was entered into with Casual Male Corp. Pursuant to the terms of this Severance Compensation Agreement, in the event that Mr. Cornely’s employment with the Company is terminated for reasons defined in the agreement, the Company shall pay to Mr. Cornely a severance payment of up to 14 months of his annual salary. The amount actually paid would be dependent on the reason for termination decreased by the amount earned as the result of any subsequent employment obtained during the severance period.

As of July 9, 2003, the Company entered into an employment agreement with Ms. Carlo for a one-year term ending on August 4, 2004. Pursuant to that agreement, Ms. Carlo will receive an annual salary of $290,000 and shall be entitled to participate in the Company’s bonus program at a bonus incentive rate of 40% of her annual base salary, depending on the performance of the Company and at the sole discretion of the Compensation Committee. Ms. Carlo will receive an automobile allowance in the amount of $600 per month and will be entitled to vacation and to participate in and receive any other benefits customarily provided by the Company to its senior executives. On August 4, 2003, Ms. Carlo also received options to purchase 50,000 shares of Common Stock at an exercise price of $6.21 per share which vest one-third on the first anniversary of the date of grant and one-third on each of the remaining two anniversaries.

On March 29, 2004, the Company granted each of Ms. Carlo and Mr. Cornely options to purchase 25,000 shares of Common Stock at an exercise price of $10.15 per share. The options vest ratably over a three year period, with the first one-third vesting on the first anniversary of the date of grant.

In May 2001, Seymour Holtzman, who was serving as the Company’s non-employee Chairman of the Board, was hired by the Company as an executive officer of the Company. The principal portion of Mr. Holtzman’s compensation as an employee of the Company is in the form of Company options. Below is a summary of the grants issued to Mr. Holtzman by the Compensation Committee as compensation for his services:

Grant Date	Options	Exercise Price Per Share
May 25, 2001	300,000	$ 3.88
May 1, 2002	200,000	$ 4.58
October 16, 2002	400,000	$ 3.15
July 1, 2003	200,000	$ 5.01

Mr. Holtzman also received $24,000 in cash compensation as an employee during fiscal 2003. Mr. Holtzman is otherwise subject to an employment arrangement on terms substantially similar to those of the Employment Agreements described above.

Director Compensation

During fiscal 2003, non-employee directors of the Company were paid $3,000 plus expenses for each meeting of the Board of Directors in which they participated. During fiscal 2003, non-employee directors of the Company were paid, in addition to reimbursement of expenses, for meetings of committees of the Board in which they participated as follows: $3,000 for each Compensation Committee meeting and $3,000 for each Audit Committee meeting. Non-employee directors received $500 for certain telephonic board or committee meetings. During fiscal 2003, non-employee directors of the Company were also eligible to participate in the Company’s 1992 Stock Incentive Plan, as amended (the “1992 Plan”). On January 20, 2000, the Board of Directors amended the plan to provide for the grant to each non-employee director of the Company a stock option to purchase 15,000 shares of Common Stock upon such director’s election and a stock option to purchase 15,000 shares of Common Stock upon such director’s re-election. On June 26, 2001, the plan was further amended by the Board of Directors to provide that each of such stock options would become exercisable in three equal annual installments commencing with the date of grant. All options are granted with a term of ten years.

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

Compensation Committee Interlocks and Insider Participation

For fiscal 2003, the members of the Compensation Committee were Messrs. Pennacchio, Choper and Porter. Persons serving on the Compensation Committee had no relationships with the Company in fiscal 2003 other than their relationship to the Company as directors entitled to the receipt of standard compensation as directors and members of certain committees of the Board and their relationship to the Company as beneficial owners of shares of Common Stock and options exercisable for shares of Common Stock. No person serving on the Compensation Committee or on the Board of Directors is an executive officer of another entity for which an executive officer of the Company serves on such entity’s board of directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to persons known to the Company to be the beneficial owners of more than five percent of the issued and outstanding shares of Common Stock as of March 31, 2004. The Company is informed that, except as indicated, each person has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)

Jewelcor Management, Inc.	4,123,973	(2)	11.67%
100 N. Wilkes Barre Blvd.
Wilkes Barre, Pennsylvania 18702

The Clark Estates, Inc.	2,446,324	(3)	6.92%
One Rockefeller Plaza, 31st Floor
New York, New York 10020

Wellington Management Group, LLP	2,332,300	(4)	6.64%
75 State Street
Boston, Massachusetts 02109

Husic Capital Management	2,230,284	(5)	6.36%
555 California Street, Suite 2900
San Francisco, California 94104

Baron Capital Group, Inc.	2,257,353	(6)	6.17%
767 Fifth Avenue
New York, New York 10153

Gardner Lewis Asset Management, L.P.	2,045,900	(7)	5.83%
285 Wilmington West Chester Pike
Chadds Ford, PA 19317

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable, or that become exercisable within 60 days, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 35,099,382 shares of Common Stock outstanding as of March 31, 2004, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d-3(d)(1) under the Exchange Act.

(2)	Jewelcor Management, Inc. (“JMI”) has indicated to the Company that it is the beneficial owner of 4,123,973 shares of the Company’s Common Stock. Includes 227,059 shares subject to warrants exercisable within 60 days. Excludes 676,099 shares (which includes 663,334 shares subject to options exercisable within 60 days) owned individually by Mr. Holtzman. Mr. Holtzman is the Chairman, President and Chief Executive Officer and, indirectly with his wife, the primary shareholder of JMI.
(3)	The Clark Estates, Inc. has indicated to the Company that, as of March 31, 2004, it was the beneficial owner of 2,446,324 shares of Common Stock, all of which are held of record by Clark Partners I, L.P. Includes 247,059 shares of Common Stock subject to warrants exercisable within 60 days. Stephen Duff, a director of the Company until February 26, 2004, is Treasurer of Ninth Floor Corporation, the general partner of Clark Partners L.P. and he is also Senior Investment Manager at The Clark Estates, Inc.
(4)	The Company has received Amendment No. 1 to Schedule 13G dated February 13, 2004, stating that Wellington Management Group, LLP was the beneficial owner of the number of shares of Common Stock set forth opposite its name in the table.
(5)	The Company has received Amendment No. 4 to Schedule 13G dated February 10, 2004, stating that Husic Capital Management was the beneficial owner of the number of shares of Common Stock set forth opposite its name in the table. Mr. Husic, a director of the Company, is the sole shareholder of the general partner of Husic Capital Management. The amount shown excludes (i) 31,517 shares (which includes 10,000 shares subject to options exercisable within 60 days) owned individually by Mr. Husic and (ii) 20,000 shares subject to warrants exercisable within 60 days held by the Frank J. Husic Rollover IRA.
(6)	The Company has received Amendment No. 1 to Schedule 13G dated February 12, 2004, stating that Baron Capital Group, Inc. was the beneficial owner of the number of shares of Common Stock set forth opposite its name in the table. Includes 1,507,353 shares subject to warrants exercisable within 60 days.
(7)	The Company has received a Schedule 13G dated February 11, 2004 stating that Gardner Lewis Asset Management was the beneficial owner of the number of shares of Common Stock set forth opposite its name in the table.

Security Ownership of Management

The following table sets forth certain information as of March 31, 2004, with respect to the directors of the Company, the Named Executive Officers and the directors and executive officers of the Company as a group. Except as indicated, each person has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Title (1)	Number of Shares Beneficially Owned		Percent of Class (2)
Seymour Holtzman	4,800,072	(3)	13.34%
Chairman of the Board and Director

David A. Levin	703,306	(4)	1.98%
Chief Executive Officer, President and Director

Dennis R. Hernreich	312,201	(5)	*
Chief Financial Officer, Executive Vice President, Chief Operating Officer and Treasurer

Linda B. Carlo	—		—
Executive Vice President, General Merchandise Manager of Casual Male division

Joseph H. Cornely III	27,335	(6)	*
Executive Vice President, Store Development

Alan S. Bernikow, Director	16,273	(7)	*

Jesse Choper, Director	111,760	(8)	*

James P. Frain, Director	5,000	(9)	*

Frank J. Husic, Director	2,261,801	(10)	6.44%

Joseph Pennacchio, Director	122,769	(11)	*

George T. Porter, Jr., Director	148,696	(12)	*

Directors and Executive Officers as a group (11 persons)	8,509,213	(13)	23.01%

*	Less than 1%
(1)	Stephen Gatsik, former President of the Casual Male division, is not included in the above table since his employment with the Company terminated on May 2, 2003.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable, or that become exercisable within 60 days, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 35,099,382 shares of Common Stock outstanding as of March 31, 2004, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d-3(d)(1) under the Exchange Act.

(3)	Mr. Holtzman may be deemed to have shared voting and investment power over 4,800,072 shares of Common Stock, which includes 4,123,973 shares beneficially owned by JMI, of which Mr. Holtzman is the Chairman, President and Chief Executive Officer and indirectly, with his wife, the primary shareholder and includes 227,059 shares subject to warrants exercisable within 60 days; 676,099 shares owned individually, which includes 663,334 shares subject to stock options exercisable within 60 days.
(4)	Includes 475,000 shares subject to stock options exercisable within 60 days.
(5)	Includes 235,001 shares subject to stock options exercisable within 60 days.
(6)	Includes 27,335 shares subject to stock options exercisable within 60 days.
(7)	Includes 10,000 shares subject to stock options exercisable within 60 days and 4,000 shares to warrants exercisable within 60 days.
(8)	Includes 60,000 shares subject to stock options exercisable within 60 days.
(9)	Includes 5,000 shares subject to stock options exercisable within 60 days.
(10)	Based on Amendment No. 4 to Schedule 13G jointly filed with the Securities and Exchange Commission on February 10, 2004 by (a) Husic Capital Management, a California limited partnership and registered investment advisor with discretionary authority to buy, sell and vote 2,230,284 shares of Common Stock for its investment advisory clients (the “Investment Advisor”), (b) Frank J. Husic and Co., a California corporation and sole general partner of the Investment Advisor (the “General Partner”), and (c) Mr. Husic, the sole shareholder of the General Partner. Such shares are indirectly beneficially owned by Mr. Husic, based on the relationship of Mr. Husic to the Investment Advisor and the General Partner, and Mr. Husic has sole voting and dispositive power with respect to such shares. Accordingly, such shares are included in this table. Also includes (i) 11,517 shares (which includes 10,000 shares subject to stock options exercisable within 60 days) owned individually by Mr. Husic and (ii) 20,000 shares subject to warrants exercisable within 60 days held by the Frank J. Husic Rollover IRA, for which Mr. Husic claims beneficial ownership.
(11)	Includes 60,000 shares subject to stock options exercisable within 60 days.
(12)	Includes 90,000 shares subject to stock options exercisable within 60 days.
(13)	Includes 1,886,729 shares subject to stock options and warrants exercisable within 60 days.

Equity Compensation Plan Information

The following is a summary of information with respect to the Company’s equity compensation plans as of January 31, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,219,869	$4.33	3,673,813
Equity compensation plans not approved by security holders (2)	1,140,000	$3.40	—

Total	3,359,869	$4.01	3,673,813

(1)	At January 31, 2004, the Company’s only approved equity compensation plan is its 1992 Stock Incentive Plan which provides for the issuance of up to 6,250,000 shares of the Company’s Common Stock. For more information regarding this plan see Note G to the Notes to the Consolidated Financial Statements.
(2)	The Company’s Board of Directors and the Compensation Committee of the Board of Directors have the reasonable discretion to issue shares outside of the 1992 Plan, subject to the rules of the Nasdaq National Market. Accordingly, at January 31, 2004 there were outstanding options to purchase up to 1,140,000 shares of Common Stock which were issued outside of the 1992 Plan, with exercise prices ranging from $1.19 to $5.35 per share. These options represent grants to consultants of the Company and also options granted to its executives in excess of the 1992 Plan’s annual maximum. At January 31, 2004, 850,000 of these options were exercisable.

Item 13.	Certain Relationships and Related Transactions

Jewelcor Management, Inc.

Since October 1999, the Company has had an ongoing consulting agreement with Jewelcor Management, Inc. (“JMI”) to assist in developing and implementing a strategic plan for the Company and for other related consulting services as may be agreed upon between JMI and the Company. Seymour Holtzman, who became the Company’s Chairman of the Board on April 11, 2000, is the beneficial holder of approximately 13.3% of the outstanding Common Stock (principally held by JMI). He is also the President and Chief Executive Officer, and indirectly, with his wife, the primary shareholder of JMI.

As of April 28, 2003, the Board approved the extension of the consulting agreement with JMI for an additional three-year term commencing on April 29, 2003 and ending on April 28, 2006. The extension of the consulting agreement will automatically renew each year thereafter on its anniversary date for additional one-year terms, unless either party notifies the other at least ninety days prior to such anniversary date that it will not renew such agreement. The Company issued to JMI 70,769 non-forfeitable and fully vested shares of Common Stock as payment for services to be rendered under this agreement through April 28, 2004 and makes certain expense reimbursement payments to JMI in cash. The fair value of the issued shares as of April 28, 2003 was $276,000 or $3.90 per share. The Company’s ongoing consulting agreement with JMI includes a significant disincentive for non-performance, which would require JMI to pay to the Company a penalty equal to 150% of any unearned consulting services.

The Company increased the annual compensation to JMI, effective May 1, 2003, by $50,000 to $326,000. The increase of $50,000 for fiscal 2003 was paid to JMI through the issuance of 12,820 non-forfeitable and fully vested shares of Common Stock, valued at $3.90 per share, the closing price of the Company’s Common Stock on April 28, 2003. In addition, on July 1, 2003, JMI received a $150,000 bonus payable in cash.

Prepayment of 12% Senior Subordinated Notes due 2007

As discussed in Note C to the Notes to the Consolidated Financial Statements, during the fourth quarter of fiscal 2003 the Company prepaid in full $24.5 million in principal on its 12% senior subordinated notes due 2007. Included in this prepayment were approximately $5.8 million of such notes which were held by JMI, and another $11.3 million which were held by Clark Partners I, L.P. Stephen Duff, a director of the Company until February 26, 2004, is Treasurer of Ninth Floor Corporation, the general partner of Clark Partners I, L.P., and he is also Senior Investment Manager at The Clark Estates, Inc. In connection with its purchase of these notes in May 2002, JMI had received warrants to purchase 402,500 shares of Common Stock at an exercise price of $0.01 per share and warrants to purchase 147,059 shares of Common Stock at an exercise price of $8.50 per share. In connection with its purchase of these notes, Clark Partners I, L.P. had received warrants to purchase 787,500 shares of Common Stock at an exercise price of $0.01 per share and warrants to purchase 147,059 shares of Common Stock at an exercise price of $8.50. Both JMI and Clark Partners I, L.P. exercised their $0.01 per share warrants in August 2002. At January 31, 2004, the warrants to purchase 147,059 shares of Common Stock at an exercise price $8.50 per share remained outstanding for each of JMI and Clark Partners I, L.P.

Private Placement Debt Issuance-12% Senior Subordinated Notes due 2010

As also discussed in Note C to the Notes to the Consolidated Financial Statements, during the second and third quarters of fiscal 2003, the Company issued through private placements approximately $29.6 million principal amount of 12% senior subordinated notes due 2010 (the “2010 Notes”), of which approximately $21.8 million of such notes were redeemed, subject to prepayment penalties, in the fourth quarter of fiscal 2003. Together with the 2010 Notes, the Company also issued detachable warrants to purchase 1.18 million shares of the Company’s Common Stock. The following is a listing of the participation by related parties in both the issuance and early redemption of the 2010 Notes.

Related Party-Note holders	2010 Notes Purchased	Warrants Issued	Exercise Price of Warrants	2010 Notes Redeemed	Prepayment Penalty (1)	2010 Notes Outstanding at January 31, 2004
JMI(2)	$2,000,000	60,000	$4.76	—	—	$2,000,000
Clark Partners(3)	2,500,000	100,000	4.76	$2,500,000	$162,500	—
Baron Asset Fund(4)	2,500,000	60,000	4.76	2,500,000	162,500	—
Marc Holtzman(5)	500,000	20,000	4.76-6.83	—	—	500,000
Alan Bernikow(6)	100,000	4,000	5.67	100,000	6,500	—
Frank J. Husic Rollover IRA(7)	500,000	20,000	5.88	500,000	28,750	—
Ecko(8)	2,500,000	100,000	5.10-6.83	—	—	2,500,000

(1)	The Company was obligated to pay a prepayment penalty on all early redemptions of its 2010 Notes equal to 6.5% of the principal amount of the respective notes redeemed in November 2003 and December 2003 and 5.75% of the principal amount of the respective notes redeemed in January 2004.
(2)	Seymour Holtzman, the Chairman of the Board of Directors of the Company, is President and Chief Executive Officer, and indirectly, with his wife, the primary shareholder of JMI. JMI beneficially owns approximately 11.67% of the outstanding Common Stock of the Company.
(3)	Stephen Duff, a director of the Company until February 26, 2004, is Treasurer of Ninth Floor Corporation, the general partner of Clark Partners I, L.P. and he is also Senior Investment Manager at The Clark Estates, Inc. The Clark Estates, Inc. beneficially owns approximately 6.92% of the outstanding Common Stock of the Company.
(4)	Baron Asset Fund is an affiliate of Baron Capital Group, Inc., which is the beneficial holder of approximately 6.2% of the outstanding Common Stock of the Company.
(5)	Marc Holtzman is the son of Seymour Holtzman, the Chairman of the Company’s Board of Directors.
(6)	Alan Bernikow is a director of the Company.
(7)	Frank J. Husic is a director of the Company.
(8)	Includes certain principal officers of Ecko.Complex, LLC and certain of their family members. The Company operates its Ecko Unltd.® stores under a joint venture with Ecko.Complex, LLC.

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

Item 14.	Principal Accounting Fees and Services

Ernst & Young LLP has served as the Company’s principal accountant and independent auditor since October 2000. Below is a summary of the fees for each of the least two fiscal years

Audit Fees

Ernst & Young LLP billed the Company an aggregate of $628,200 and $794,000 in fees for fiscal years 2003 and 2002, respectively, for professional services rendered in connection with the audits of the Company’s financial statements for the fiscal years ended January 31, 2004 and February 1, 2003 included in the Company’s Annual Reports on Form 10-K, the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q and the filing of SEC registration statements.

Audit – Related Fees

Ernst & Young LLP billed the Company an aggregate of $110,500 and $428,000 in fees in fiscal years 2003 and 2002, respectively, for assurance and related services, including services related to benefit plan audits and the acquisition of Casual Male in May 2002.

Tax Fees

Ernst & Young LLP billed the Company an aggregate of $412,000 and $482,000 in fees in fiscal years 2003 and 2002, respectively, for professional services related to tax compliance, tax planning and tax advice. Tax compliance services consisted of preparation of original and amended income tax, sales and use tax, property, and all other tax returns; claims for refunds; and tax payment planning services. Tax advisory services consisted of a wide range of services, including assistance with tax audits and appeals, tax advice related to mergers and acquisitions, and requests for rulings or technical advice from taxing authorities.

All Other Fees

Ernst & Young LLP billed the Company an aggregate of $64,000 in fees in fiscal 2002 for other permissible services rendered to the Company and its affiliates. No such fees were billed in fiscal 2003.

Pre-Approval of Services by Independent Auditor

The Audit Committee has adopted a policy governing the provision of audit and non-audit services by the Company’s independent auditor. Pursuant to this policy, the Audit Committee will consider annually and, if appropriate, approve the provision of audit services (including audit review and attest services) by its independent auditor and consider and, if appropriate, pre-approve the provision of certain defined permitted non-audit services within a specified dollar limit. It will also consider on a case-by-case basis and, if appropriate, approve specific engagements that do not fit within the definition of pre-approved services or established fee limits.

The policy provides that any proposed engagement that does not fit within the definition of a pre-approved service or is not within the fee limits must be presented to the Audit Committee for consideration at its next regular meeting or to the Chairman of the Audit Committee in time sensitive cases. The Audit Committee will regularly review summary reports detailing all services (and related fees and expenses) being provided to the Company by the independent auditor.

All of the services provided under Audit Related Fees, Tax Fees and All Other Fees were approved by the Audit Committee.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

15(a)(1) Financial Statements

The list of consolidated financial statements and notes required by this Item 15(a)(1) is set forth in the “Index to Consolidated Financial Statements” on page 35 of this Annual Report.

15(a)(2) Financial Statement Schedules

Schedule II “Valuation and Qualifying Accounts” for the three fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002 is set forth on page 86 of this Annual Report.

All other schedules, other than the schedule listed above, have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements or notes thereto.

15(a)(3) Exhibits

The list of exhibits required by this Item 15(a)(3) is set forth in the “Index to Exhibits” beginning on page 87 of this Annual Report.

15(b) Reports on Form 8-K

During the fourth quarter of fiscal 2003, the Company furnished the following Current Reports on Form 8-K to the Securities and Exchange Commission (“SEC”):

•	On November 10, 2003, the Company furnished a Current Report on Form 8-K under Item 12 (Results of Operations and Financial Condition) containing a press release announcing the Company’s sales results and earnings expectations for the third quarter ended November 1, 2003.

•	On November 12, 2003, the Company furnished a Current Report on Form 8-K under Item 9 (Regulation FD Disclosure), announcing the Company’s intent to offer, subject to market and other conditions, approximately $75 million in aggregate principal amount of Convertible Senior Subordinated Notes due 2024 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Company also included, among other things, a discussions of Recent Developments, certain Risk Factors, Business and Description of Material Indebtedness contained in the offering circular used in connection with the offering of the Notes.

•	On November 20, 2003, the Company furnished a Current Report on Form 8-K under Item 12 (Results of Operations and Financial Condition) containing a press release announcing the Company’s results for the third quarter and nine months ended November 1, 2003.

During the fourth quarter of fiscal 2003, the Company filed the following Current Reports on Form 8-K with the SEC:

•	On November 13, 2003, the Company filed a Current Report on Form 8-K under Item 5 (Other Events) containing a press release, dated November 11, 2003, in which the Company announced that it intended to offer, subject to market and other conditions, approximately $75 million in aggregate principal amount of Convertible Senior Subordinated Notes due 2024 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

•	On November 13, 2003, the Company filed a Current Report on Form 8-K under Item 5 (Other Events) containing a press release, dated November 13, 2003, in which the registrant announced the pricing of its offering of $85 million principal amount of Convertible Senior Subordinated Notes due 2024 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

SCHEDULE II

CASUAL MALE RETAIL GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended January 31, 2004, February 1, 2003 and February 2, 2002

Description	Balance at Beginning of Year	Net Provision (Benefit)		Charges/ Write-offs	Balance At End Year
(In thousands)
Accrued Restructuring Reserves
Year ended February 2, 2002 (fiscal 2001)	$852	$—		$(852)	$—
Year ended February 1, 2003 (fiscal 2002)	—	33,309	(1)	(15,946)	17,363	(2)
Year ended January 31, 2004 (fiscal 2003)	17,363	(646	)(3)	12,886	3,831	(4)

(1)	Included in the restructuring charges for fiscal 2002 of $33.3 million is $16.4 million for the liquidation of inventory, which was included in cost of goods sold for fiscal 2002.
(2)	Included in the reserve balance at February 1, 2003 is a markdown reserve for inventory of $11.1 million, which was included in inventory on the consolidated balance sheet.
(3)	Represents the reversal of excess reserves related to landlord settlements.
(4)	Included in the reserve balance at January 31, 2004 is a markdown reserve for inventory of $0.8 million, which was included in inventory on the consolidated balance sheet.

Index to Exhibits

Exhibits

3.1

Restated Certificate of Incorporation of the Company, as amended (included as

Exhibit 3.1 to Amendment No. 3 of the Company’s Registration Statement on

Form S-1 (No. 33-13402), and incorporated herein by reference).

*

3.2

Certificate of Amendment to Restated Certificate of Incorporation, as amended,

dated June 22, 1993 (included as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on June 18, 1996, and incorporated herein by reference).

*

3.3

Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated

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

Form 10-K filed on May 3, 1996, and incorporated herein by reference).

*

3.5

Certificate of Designations, Preferences and Relative, Participating, Optional

and Other Special Rights and Qualifications, Limitations and Restrictions of

Series B Convertible Preferred Stock dated May 14, 2002 (included as Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2002, and incorporated herein by reference).

*

3.6	By-Laws of the Company, as amended (included as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on December 12, 2000, and incorporated herein by reference).	*

4.1

Indenture, dated as of November 18, 2003, between the Company and U.S. Bank

National Association, as Trustee (included as Exhibit 4.1 to the Company’s

Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).

*

10.1	1992 Stock Incentive Plan, as amended (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).	*

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

incorporated herein by reference).

*

10.3

Second Amendment to Third Amended and Restated Loan and Security Agreement dated as of November 3, 2003, by and among Fleet Retail Finance, Inc., as Administrative agent and Collateral Agent, the Lenders identified herein, the Company, as Borrowers’

Representative, and the Company and Designs Apparel, Inc., as Borrowers (included as

Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on

December 9, 2003, and incorporated herein by reference).

*

10.4

Note Agreement, dated as of July 2, 2003, among the Company, certain subsidiaries of the

Company, and the Initial Purchasers identified on the signature pages thereto (the “Note

Agreement”) (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q

filed on September 16, 2003 and incorporated herein by reference.)

*

10.5	Form of 12% Senior Subordinated Note due 2010 (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference.)	*

10.6

Form of Warrant issued to the Initial Purchasers under the Note Agreement (included as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on

September 16, 2003, and incorporated herein by reference.)

*

10.7

Consulting Agreement dated as of October 28, 1999 between the Company and

Jewelcor Management, Inc. (included as Exhibit 10.20 to the Company’s

Annual Report on Form 10-K filed on April 28, 2000, and incorporated herein by reference).

*

10.8

Extension to Consulting Agreement, dated as of April 28, 2001, between the

Company and Jewelcor Management, Inc. (included as Exhibit 10.15 to the

Company’s Quarterly Report on Form 10-Q filed on September 18, 2001, and incorporated herein by reference).

*

10.9

Extension to Consulting Agreement, dated as of April 28, 2002, between the

Company and Jewelcor Management, Inc. (included as Exhibit 10.30 to the

Company’s Quarterly Report on Form 10-Q filed on June 18, 2002, and incorporated herein by reference).

*

10.10

Extension to Consulting Agreement, dated as of April 29, 2003, between the

Company and Jewelcor Management, Inc. (included as Exhibit 10.7 to the Company’s

Annual Report on Form 10-K filed on May 5, 2003, and incorporated herein by reference).

*

10.11

Amendment to Consulting Agreement, effective as of May 1, 2003, between the

Company and Jewelcor Management, Inc. (included as Exhibit 10.1 to the Company’s

Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference).

*

10.12

Employment Agreement dated as of March 31, 2000 between the Company and

David A. Levin (included as Exhibit 10.27 to the Company’s Annual Report on

Form 10-K filed on April 28, 2000, and incorporated herein by reference).

*

10.13

First Amendment to Employment Agreement dated April 10, 2001 between the

Company and David A. Levin (included as Exhibit 10.19 to the Company’s

Quarterly Report on Form 10-Q filed on June 19, 2001, and incorporated herein by reference).

*

10.14

Second Amendment to Employment Agreement dated as of January 10, 2003 between the Company and David A. Levin (included as Exhibit 10.10 to the

Company’s Annual Report on Form 10-K filed on May 5, 2003, and incorporated herein by reference).

*

10.15	Third Amendment to Employment Agreement, dated as of July 9, 2003, between the Company and David A. Levin (included as Exhibit 10.2 to the Company’s	*

	Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference).	*

10.16

Employment Agreement dated as of August 14, 2000 between the Company and

Dennis R. Hernreich (included as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed on September 12, 2000, and incorporated herein by reference).

*

10.17

First Amendment to Employment Agreement dated April 25, 2001 between the

Company and Dennis R. Hernreich (included as Exhibit 10.23 to the Company’s

Quarterly Report on Form 10-Q filed on June 19, 2001, and incorporated herein by reference).

*

10.18

Second Amendment to Employment Agreement dated as of January 10, 2003 between the Company and Dennis R. Hernreich (included as Exhibit 10.15 to the

Company’s Annual Report on Form 10-K filed on May 5, 2003, and incorporated herein by reference).

*

10.19

Third Amendment to Employment Agreement, dated as of July 9, 2003, between the

Company and Dennis R. Hernreich (included as Exhibit 10.3 to the Company’s

Quarterly Report on Form 10-Q filed on September 16, 2003).

*

10.20

Employment Agreement dated as of July 9, 2003 between the Company and Linda

Carlo (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q

filed on December 9, 2003, and incorporated herein by reference).

*

10.21

Severance Compensation Agreement dated as of May 7, 2002 by and between

Casual Male Corp. and Joseph H. Cornely, III (included as Exhibit 10.6 to the

Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).

*

10.22

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

Company and the purchasers identified therein (included as Exhibit 10.2 to the

Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).

*

10.24	Form of 12% Senior Subordinated Note due 2007 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).	*

10.25	Form of 5% Subordinated Note due April 26, 2007 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).	*

10.26

Form of Warrant to Purchase Shares of Common Stock (aggregating 787,500 shares)

(included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on

May 23, 2002, and incorporated herein by reference).

*

10.27	Form of Warrant to Purchase Shares of Common Stock (aggregating 927,500 shares)

	(included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).	*

10.28

Form of Warrant to Purchase Shares of Common Stock (aggregating 1,176,471 shares)

(included as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on

May 23, 2002, and incorporated herein by reference).

*

10.29

Registration Rights Agreement entered into as of April 26, 2002, by and between the

Company and the persons identified therein (included as Exhibit 10.8 to the Company’s

Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).

*

10.30

Purchase Agreement dated November 12, 2003 by and between the Company and

Thomas Weisel Partners LLC (included as Exhibit 10.3 to the Company’s Quarterly

Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).

*

10.31

Registration Rights Agreement dated November 18, 2003 by and between the Company

And Thomas Weisel Partners LLC (included as Exhibit 10.4 to the Company’s Quarterly

Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).

*

10.30

Sourcing Agreement dated May 1, 2002, between the Company and Kellwood

Company (included as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q

filed on June 18, 2002, and incorporated herein by reference).

*

10.31

Form of Warrant to Purchase Shares of Common Stock (aggregating 500,000 shares)

(included as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed on

September 17, 2002, and incorporated herein by reference).

*

12.1	Ratio of Earnings to Fixed Charges

18.1	Letter of Preferability from Ernst & Young dated June 13, 2001 (included as Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q dated June 19, 2001, and incorporated herein by reference).	*

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Certain cautionary statements of the Company to be taken into account in conjunction with consideration and review of the Company’s publicly-disseminated documents

(including oral statements made by others on behalf of the Company) that include forward looking information (included as Exhibit 99.1 to the Company’s Current

Report on Form 8-K filed on April 14, 2004, and incorporated herein by reference).

*

*	Previously filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2004	CASUAL MALE RETAIL GROUP, INC.

	By:	/s/ David A. Levin

David A. Levin President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated, on April 15, 2004.

Signatures

/s/ David A. Levin	President and Chief Executive Officer
David A. Levin	(Principal Executive Officer)

/s/ Dennis R. Hernreich	Executive Vice President, Chief Operating Officer,
Dennis R. Hernreich	Chief Financial Officer and Treasurer(Principal Financial Officer)

/s/ Seymour Holtzman	Chairman of the Board of Directors
Seymour Holtzman

/s/ Alan S. Bernikow	Director
Alan S. Bernikow

/s/ Jesse H. Choper	Director
Jesse H. Choper

/s/ James P. Frain	Director
James P. Frain

/s/ Frank J. Husic	Director
Frank J. Husic

/s/ George T. Porter, Jr.	Director
George T. Porter, Jr.

/s/ Joseph Pennacchio	Director
Joseph Pennacchio

OTHER SHAREHOLDER INFORMATION

Board of Directors

Seymour Holtzman, Chairman of the Board of Directors of CMRG, Inc.

Chief Executive Officer of Jewelcor Management, Inc.

Alan S. Bernikow

Jesse Choper

Law Professor

University of California Law School

James P. Frain

Senior Vice President of Marketing for Chico’s

Frank J. Husic

Managing Partner and Chief Investment Officer of Husic Capital Management

David A. Levin

President and Chief Executive Officer

Joseph Pennacchio

Chief Executive Officer of Aurafin

George T. Porter, Jr.

Executive Officers

David A. Levin

President and Chief Executive Officer

Dennis R. Hernreich

Executive Vice President

Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary

Linda Carlo

Executive Vice President, General Merchandise Manager of the Casual Male division

Joseph H. Cornely III

Executive Vice President, Director of Store Development

Corporate Officers

Matthew Clark

Vice President of Planning and Allocation of the Levi’s®/Dockers® and Ecko Unltd.® divisions

Richard Della Bernarda

Senior Vice President of Marketing

Bill Hoeller

Vice President of Planning and Allocation of the Casual Male division

John R. McKinney

Senior Vice President, Chief Information Officer

Walter Sprague

Vice President Human Resources

Paul J. Trzynka

Senior Vice President, Director of Stores

Margaret Glander Ward

Vice President of Finance

Jeffrey Unger

Vice President of Investor Relations

Corporate Offices

555 Turnpike Street

Canton, MA 02021

(781) 828-9300

Financial Information

Requests for financial information should be directed to the Investor Relations Department at the Company’s headquarters. Casual Male Retail Group, Inc., 555 Turnpike Street, Canton, Massachusetts 02021 (781) 828-9300 or at investor.relations@cmal.com. You may also visit our website at www.cmrginc.com and click on information request. A copy of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the Securities and Exchange Commission, may be obtained without charge upon request to the Investor Relations Department.

Annual Meeting

The 2004 Annual Meeting of Stockholders of Casual Male Retail Group, Inc. is expected to be held on or about August 6, 2004.

Transfer Agent and Registrar

Inquiries regarding stock transfer requirements, address changes and lost stock certificates should be directed to:

American Stock Transfer & Trust Company

59 Maiden Lane

Plaza Level

New York, NY 10038

Toll Free 877-777-0800 x6820

www.amstock.com Info@amstock.com

Independent Auditors

Ernst & Young LLP

200 Clarendon Street

Boston, Massachusetts 02116-5072