Form 10-Q
period 2004-05-01
CASUAL MALE RETAIL GROUP INC
filed 2004-06-10
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 1, 2004

Commission File Number 0-15898

CASUAL MALE RETAIL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

(781) 828-9300

(Registrant’s telephone number, including area code)

Indicate by “X” whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by “X” whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares of common stock outstanding as of June 1, 2004 was 34,196,813.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	May 1, 2004	January 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,181	$4,179
Accounts receivable	5,982	5,556
Inventories	109,822	98,673
Prepaid expenses and other current assets	9,583	5,275

Total current assets	127,568	113,683

Property and equipment, net of accumulated depreciation and amortization	69,933	68,345

Other assets:
Goodwill	50,677	50,677
Other intangible assets	30,604	30,629
Other assets	9,565	9,408

Total assets	$288,347	$272,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,731	$3,710
Accounts payable	37,135	32,125
Accrued expenses and other current liabilities	25,243	22,884
Accrued liabilities for severance and store closings	2,945	2,945
Notes payable	15,797	3,623

Total current liabilities	84,851	65,287

Long-term liabilities:
Long-term debt, net of current portion	122,190	122,374
Other long-term liabilities	443	436

Total long-term liabilities	122,633	122,810

Minority interest	4,451	3,804

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding at May 1, 2004 and January 31, 2004	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 39,365,130 and 39,246,364 shares issued at May 1, 2004 and January 31, 2004, respectively	394	392
Additional paid-in capital	154,313	153,650
Accumulated deficit	(61,259)	(56,165)
Treasury stock at cost, 4,171,930 shares	(17,036)	(17,036)

Total stockholders’ equity	76,412	80,841

Total liabilities and stockholders’ equity	$288,347	$272,742

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	May 1, 2004	May 3, 2003
Sales	$103,812	$92,343
Cost of goods sold, including occupancy	66,465	58,256

Gross profit	37,347	34,087

Expenses:
Selling, general and administrative	37,071	31,884
Depreciation and amortization	2,569	1,985

Total expenses	39,640	33,869

Operating income (loss)	(2,293)	218

Interest expense, net	2,179	2,885

Loss from continuing operations before minority interest	(4,472)	(2,667)

Less:
Minority interest	(347)	(72)

Loss from continuing operations	$(4,125)	$(2,595)

Loss from discontinued operations	(969)	(160)

Net loss	$(5,094)	$(2,755)

Net loss per share - basic and diluted
Loss from continuing operations	$(0.12)	$(0.07)
Loss from discontinued operations	(0.03)	(0.01)

Net loss	$(0.15)	$(0.08)

Weighted average number of common shares outstanding
- Basic and diluted	35,126	35,754

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands and unaudited)

	Three Months Ended
	May 1, 2004	May 3, 2003
Cash flows from operating activities:
Net loss	$(5,094)	$(2,755)
Adjustments to reconcile net loss to net cash used for operating activities:
Loss from discontinued operations	969	160
Depreciation and amortization	2,569	1,985
Accretion of warrants	70	402
Issuance of common stock to related party	50	276
Issuance of common stock to Board of Directors	33	27
Minority interest	347	72
Loss on disposal of fixed assets	17	—

Changes in operating assets and liabilities:
Accounts receivable	(426)	(362)
Inventories	(10,849)	212
Prepaid expenses	(5,176)	(5,563)
Other assets	468	(113)
Reserve for severance and store closings	—	(329)
Accounts payable	5,010	(1,645)
Accrued expenses and other current liabilities	1,833	(3,105)

Net cash used for operating activities	(10,179)	(10,738)

Cash flows from investing activities:
Additions to property and equipment	(4,343)	(2,009)

Net cash used for investing activities	(4,343)	(2,009)

Cash flows from financing activities:
Net borrowings under credit facility	12,174	12,634
Principal payments on long-term debt	(232)	(98)
Repurchase of common stock	—	(36)
Issuance of common stock under option program and warrants	582	9

Net cash provided by financing activities	12,524	12,509

Net change in cash and cash equivalents	(1,998)	(238)
Cash and cash equivalents:
Beginning of the period	4,179	4,692

End of the period	$2,181	$4,454

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC,

Notes to Consolidated Financial Statements

1. Basis of Presentation

In the opinion of management of Casual Male Retail Group, Inc., a Delaware corporation (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company’s audited consolidated financial statements for the fiscal year ended January 31, 2004 (included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 15, 2004).

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

Certain amounts for the three months ended May 3, 2003 have been reclassified to conform to the presentation for the three months ended May 1, 2004. These adjustments relate to the reclassification for discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). For further discussion regarding discontinued operations, see Note 5 below.

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2004 is a 52-week period ending on January 29, 2005.

2. Debt

Credit Agreement with Fleet Retail Finance, Inc.

The Company has a credit facility (as amended from time to time, the “Credit Facility”) with Fleet Retail Finance Inc., (“Fleet”) which was most recently amended on November 3, 2003. The total commitment under the Credit Facility is $90.0 million, with a $20.0 million carve-out for standby and documentary letters of credit. Borrowings under the Credit Facility bear interest at variable rates based on FleetBoston, N.A.’s prime rate or the London Interbank Offering Rate (“LIBOR”) and vary depending on the Company’s levels of excess availability. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality. Pursuant to the Credit Facility, which will expire on May 14, 2006, the Company is subject to prepayment penalties through May 14, 2005.

The Company’s obligations under the Credit Facility are secured by a lien on all of its assets. The Credit Facility includes certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company. The Company is also subject to a financial covenant requiring minimum levels of EBITDA if certain minimum excess availability levels are not met. The Company was in compliance with all debt covenants under the Credit Facility at May 1, 2004.

At May 1, 2004, the Company had borrowings outstanding under the Credit Facility of $15.8 million and outstanding standby letters of credit of $850,000. Average borrowings outstanding under this facility during the first quarter of fiscal 2004 were approximately $11.6 million, resulting in an average unused excess availability of approximately $49.9 million.

The fair value of amounts outstanding under the Credit Facility approximate the carrying value at May 1, 2004. At the Company’s option, any portion of the outstanding borrowings can be converted to LIBOR-based contracts; the remainder bears interest based on prime. At May 1, 2004, the prime-based borrowings interest rate was 4.25% and the Company had no outstanding LIBOR contracts.

Other Long-Term Debt

Components of other long-term debt are as follows (in thousands):

	May 1, 2004	January 31, 2004
5% convertible senior subordinated notes due 2024	$100,000	$100,000
12% senior subordinated notes due 2010	6,485	6,415

5% senior subordinated notes due 2007	8,938	8,938

Mortgage note	10,498	10,731

Total other long-term debt	125,921	126,084
Less: current portion of long-term debt	(3,731)	(3,710)

Other long-term debt, less current portion	$122,190	$122,374

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

12% senior subordinated notes due 2010

During fiscal 2003, the Company issued through private placements approximately $29.6 million principal amount of 12% senior subordinated notes due 2010. Interest on such notes is paid semi-annually. Together with these notes, the Company also issued, through such private placements, detachable warrants to purchase 1,182,400 million shares of Common Stock at exercise prices ranging from $4.76 to $7.32 per share. The assigned value of $5.6 million for these warrants was reflected as a component of stockholder’s equity to be amortized over the seven-year life of the notes as additional interest expense. Although the Company’s 12% senior subordinated notes due 2010 were not redeemable until July 3, 2004, the Company sought early redemption from the respective note holders in the fourth quarter of fiscal 2003. As a result, the Company prepaid approximately $21.8 million of such notes. Accordingly, at May 1, 2004, the carrying value of the remaining notes, which were not redeemed, was $6.5 million, and is net of the remaining unamortized assigned value of the related warrants of $1.3 million.

The Company intends to seek redemption of the remaining $7.8 million of the 12% senior subordinated notes when they become redeemable on July 3, 2004. In connection with the early redemption, the Company expects to incur $2.0 million of additional expense in the second quarter of fiscal 2004 related to prepayment charges and the write-off of remaining deferred costs.

5% senior subordinated notes due 2007

At May 1, 2004, the Company has $8.9 million principal amount of its 5% senior subordinated notes due 2007 outstanding. These notes were issued in May 2002 through a private placement with the Kellwood Company, with whom the Company also has a product sourcing agreement. The Company is required to make quarterly principal payments at the end of each fiscal quarter in the amount of $687,500 until the maturity of the notes. Accrued interest is payable quarterly.

Mortgage

The Company has an outstanding mortgage note for real estate and buildings located in Canton, Massachusetts. The mortgage note, which bears interest at 9%, had an outstanding principal balance of $10.5 million at May 1, 2004.

3. Equity

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

For the three months ended:	May 1, 2004	May 3, 2003
(in thousands)
Basic weighted average common shares outstanding	35,126	35,754
Stock options, excluding the effect of anti-dilutive options and warrants totaling 2,194 shares for the three months ended May 1, 2004 and 663 shares for the three months ended May 3, 2003	—	—

Diluted weighted average common shares outstanding	35,126	35,754

In addition, the following potential Common Stock equivalents were also excluded from the computation of diluted earnings per share in each period because the exercise price of such options, warrants and convertible notes was greater than the average market price per share of Common Stock for the respective periods:

	For the three months ended
(in thousands)	May 1, 2004	May 3, 2003
Options	469	2,156
Warrants	—	1,676
Convertible notes at $10.65/share	9,390	—
Range of exercise prices of such options, warrants Convertible notes	$10.15 to $10.65	$3.15 to $17.75

The above options, warrants and convertible notes which were outstanding and out-of-the-money at May 1, 2004 expire from January 1, 2024 to April 27, 2024.

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

	Three months ended
(In thousands, except per share amounts)	May 1, 2004	May 3, 2003
Net loss - as reported	$(5,094)	$(2,755)
Net loss - pro forma	$(5,470)	$(3,007)

Loss per share- diluted as reported	$(0.15)	$(0.08)
Loss per share- diluted pro forma	$(0.16)	$(0.08)

The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income or loss for future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used for grants for the three months ended May 1, 2004 and May 3, 2003:

	May 1, 2004	May 3, 2003
Expected volatility	65.0%	89.6%
Risk-free interest rate	2.88%-3.56%	2.70%
Expected life	4.5 yrs.	4.5 yrs.
Dividend rate	—	—

The weighted-average fair value of options granted in the first three months of fiscal 2004 and fiscal 2003 was $5.38 and $1.85, respectively.

4. Restructuring, Store Closings and Impairment of Assets

In fiscal 2002, the Company implemented an aggressive plan to downsize its Levi’s®/Dockers® business, with the intention to eventually exit it completely. Under the plan, the Company planned to close between 50 to 55 stores over a 24 month period, thereby reducing the sales base of its Levi’s®/Dockers® outlet business to less than 10% of the Company’s total sales. In fiscal 2002, the Company closed 20 of its Levi’s®/Dockers® Outlet stores pursuant to this plan and an additional 25 stores in fiscal 2003. During the first quarter of fiscal 2004, the Company closed 3 additional stores, resulting in 55 remaining Levi’s®/Dockers® outlet stores at May 1, 2004. The Company plans to close 26 of these 55 remaining stores by the end of the fiscal year.

At May 1, 2004, the remaining reserve for Levi’s®/Dockers® store closings was $3.8 million. The reserve consisted of inventory reserves of $886,000, and accruals for landlord settlements and other costs of $2.9 million. These remaining reserves were for stores specifically identified in fiscal 2002 which are expected to close during the remainder of fiscal 2004. As such, no reserves were utilized for the three stores which closed in the first quarter of fiscal 2004.

(in millions)	Balance at January 31, 2004	Net Provisions/(Income)	Charges/Write-offs	Balance at May 1, 2004
Inventory reserves	$0.9	$—	$—	$0.9
Accrued liabilities for severance and store closings	2.9	—	—	2.9

Total reserves	$3.8	$—	$—	$3.8

5. Discontinued Operations

In accordance with the provisions of SFAS 144, the Company’s discontinued operations reflect the operating results for stores which have been closed as part of the Company’s plan to exit its Levi’s®/Dockers® business. The results for the three months ended May 1, 2004 and May 3, 2003 have been reclassified to show the results of operations for closed stores.

Discontinued operations for the first quarter of fiscal 2004 resulted in a loss of $1.0 million compared to a loss of $0.2 million in the first quarter of fiscal 2003. Due to the consolidated loss for all both periods, no tax benefit or provision was realized on discontinued operations for either period. Below is a summary of the results of operations for these closed stores for the three months ended May 1, 2004 and May 3, 2003:

	For the three months ended:
(in thousands)	May 1, 2004	May 3, 2003
Sales	$767	$7,660
Gross margin	(438)	1,248
Selling, general and administrative expenses	513	1,331
Depreciation and amortization	18	77

Loss from discontinued operations	$(969)	$(160)

6. Income Taxes

At May 1, 2004, the Company had total gross deferred tax assets of approximately $45.8 million, which are fully reserved. These tax assets principally relate to federal net operating loss carryforwards that expire from 2017 through 2024. The ability to reduce the Company’s corresponding valuation allowance of $45.8 million in the future is dependent upon the Company’s ability to achieve sustained taxable income.

Due to the circumstances described above, no tax benefit or provision has been recognized for the three months ended May 1, 2004.

7. Segment Information

The Company operates its business under two reportable segments: (i) the Casual Male business and (ii) the Other Branded Apparel businesses.

Casual Male business: This segment includes the Company’s 418 Casual Male Big & Tall retail stores, its 69 Casual Male Big & Tall outlet stores, and its Casual Male catalog and e-commerce businesses.

Other Branded Apparel businesses: This segment includes the Company’s remaining 55 Levi’s®/Dockers® outlet stores, 26 of which are expected to close by the end of fiscal 2004, and its 25 Ecko Unltd.® outlet stores, which are owned and operated through a joint venture with Ecko.Complex, LLC. As discussed below in Note 8, on May 19, 2004, subsequent to the end of the first quarter of fiscal 2004, the Company agreed to sell its 50.5% interest in the joint venture to Ecko.Complex, LLC.

The accounting policies of the reportable segments are consistent with the consolidated financial statements of the Company. The Company evaluates individual store profitability in terms of a store’s “Operating Income,” which is defined by the Company as gross margin less occupancy costs, direct selling costs and an allocation of indirect selling costs. Below are the results of operations on a segment basis for the three months ended May 1, 2004 and May 3, 2003, respectively.

	For the three months ended May 1, 2004			For the three months ended May 3, 2003
(in millions)	Casual Male business	Other Branded Apparel businesses	Total	Casual Male business	Other Branded Apparel businesses	Total
Statement of Operations:
Sales	$78.1	$25.7	$103.8	$72.8	$19.5	$92.3
Gross margin	31.8	5.5	37.3	30.2	3.9	34.1
Selling, general and administrative	30.9	6.2	37.1	26.3	5.6	31.9
Depreciation and amortization	1.9	0.6	2.5	1.5	0.5	2.0

Operating income	$(1.0)	$(1.3)	$(2.3)	$2.4	$(2.2)	$0.2

Reconciliation to net loss:
Interest expense, net			2.2			2.9
Minority interest			(0.4)			(0.1)

Loss from continuing operations			(4.1)			(2.6)
Loss from discontinued operations			(1.0)			(0.2)

Net loss			$(5.1)			$(2.8)

Balance Sheet:
Inventories	$76.1	$33.7	$109.8	$61.4	$42.6	$104.0
Fixed assets	62.7	7.2	69.9	57.9	6.3	64.2
Goodwill and other intangible assets	81.3	—	81.3	81.4	—	81.4
Trade accounts payable	28.9	8.2	37.1	23.1	9.2	32.3
Capital expenditures	3.3	1.0	4.3	1.4	0.6	2.0

8. Ecko Joint Venture Accounting and Subsequent Event

Since March 2002, the Company has operated a joint venture with Ecko.Complex, LLC (“Ecko”) under which the Company, a 50.5% partner, owned and managed retail outlet stores bearing the name Ecko Unltd.® and featuring Ecko® brand merchandise. Ecko, a 49.5% partner, contributed to the joint venture the use of its trademark and the merchandise requirements, at cost, of the retail outlet stores. Under the joint venture arrangement, the Company contributed all real estate and operating requirements for the retail outlet stores, including, but not limited to, the real estate leases, payroll needs and advertising. Each partner shared in the operating profits of the joint venture, after each partner had received reimbursements for its cost contributions.

As of May 1, 2004, the Company had opened a total of 25 Ecko Unltd.® outlet stores pursuant to its joint venture arrangement. For financial reporting purposes, the joint venture’s assets, liabilities, and results of operations are consolidated with those of the Company, and Ecko’s 49.5% ownership in the joint venture is included in the Company’s consolidated financial statements as a minority interest. For the three months ended May 1, 2004, the joint venture had sales of approximately $6.1 million. The Company’s equity investment in the joint venture at May 1, 2004 was approximately $4.5 million.

On May 19, 2004, subsequent to the end of the first quarter of fiscal 2004, the Company and Ecko entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), whereby the Company agreed to sell to Ecko its 50.5% interest in the joint venture. Pursuant to the Purchase Agreement, the Company will receive payment of $8 million, at closing, based on the Company’s investment in the joint venture at April 3, 2004 of approximately $4.3 million. The Company will continue to receive fees based on a percentage of sales for providing transitional services related to its operating and accounting systems to the joint venture, as needed until June 30, 2005. This transaction is expected to close on or before July 30, 2004.

9. Subsequent Event-Completion of Stock Repurchase Program

As part of the Company’s $100 million convertible debt offering in November 2003, the Board of Directors approved a stock repurchase program, whereby the Company could repurchase up to 2,000,000 shares of its Common Stock in open market and negotiated transactions. The Company previously purchased 1,000,000 shares in the fourth quarter of fiscal 2003 at a weighted average price of $7.90 per share.

Subsequent to the end of the first quarter of fiscal 2004, the Company completed the stock repurchase program. On May 24, 2004 and May 25, 2004, the Company repurchased an aggregate of 1,000,000 shares of Common Stock at a weighted average price of $6.33 per share through open market and negotiated transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

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

BUSINESS SUMMARY

Casual Male Retail Group, Inc. together with its subsidiaries (the “Company”) is the largest specialty retailer of big and tall men’s apparel in the United States. The Company operates 487 Casual Male Big & Tall stores, the Casual Male catalog business and an e-commerce site. The Company is also the exclusive retailer of the Comfort Zone by George Foreman™, GF Sport by George Foreman™ and Signature Collection by George Foreman™. The Company operates 55 Levi’s®/Dockers® Outlet stores, which are located throughout the United States and Puerto Rico and, as part of a joint venture arrangement with Ecko.Complex, LLC, the Company also operates 25 Ecko Unltd.® outlet and retail stores. As discussed below, however, the Company is in the process of closing its Levi’s®/Dockers® business and selling its interest in the Ecko joint venture.

Unless the context indicates otherwise, all references to “we,” “ours,” “our,” “us” and “the Company” refer to Casual Male Retail Group, Inc. and its consolidated subsidiaries. The Company refers to its fiscal years which end on January 29, 2005 and January 31, 2004 as “fiscal 2004” and “fiscal 2003,” respectively.

SEGMENT REPORTING

The Company operates its business in two reportable business segments: (i) the Casual Male business and (ii) Other Branded Apparel businesses. The Company’s “Other Branded Apparel businesses” segment includes the operations of the Company’s Levi’s®/Dockers® outlet stores and its Ecko Unltd.® outlet and retail stores. See Note 7 of the Notes to Consolidated Financial Statements for a complete disclosure of financial results for each segment.

STORE CLOSINGS/DISCONTINUED OPERATIONS

In accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), results of operations for stores closed since 2003 have been presented as discontinued operations. Accordingly, the Company has reclassified all prior year results for such closed stores to conform with the current period presentation of discontinued operations.

RESULTS OF OPERATIONS

Because of the materiality of the Casual Male business to the Company’s consolidated operations, the following discussion of results of operations will first review the segment results of the Casual Male business and will conclude with a consolidated review of the Company’s results. The discussion of the Company’s consolidated results of operations begins on page 15 of this Form 10-Q. Management believes that this presentation helps investors gain a better understanding of the Company’s core operating results and future prospects, consistent with how management measures and forecasts the Company’s performance, especially when comparing such results to previous periods.

CASUAL MALE BUSINESS – SEGMENT OVERVIEW

(in millions)	For the three months ended
	May 1, 2004	May 3, 2003
Sales	$78.1	$72.8

Gross margin	31.8	30.2
Gross margin rate	40.7%	41.5%

Selling, general and administrative	30.9	26.3
Depreciation and amortization	1.9	1.5

Operating income (loss)	$(1.0)	$2.4

Sales

For the first quarter of fiscal 2004, sales for the Casual Male business, which includes sales from its e-commerce and catalog businesses increased 7.3% to $78.1 million compared to sales for the first quarter of fiscal 2003 of $72.8 million. Comparable store sales for the first quarter for the Casual Male business increased 9.2%, which represented Casual Male’s biggest increase in over a decade. Comparable stores include not only stores that have been open for at least one full fiscal year, but also include e-commerce and catalog sales. The Company believes that the majority of this improvement is the result of the many merchandising initiatives the Company has been implementing over the past twelve months and the successful launch of the Company’s George Foreman product lines. During the first quarter of fiscal 2004, the Company’s George Foreman product lines represented approximately 15% of the Company’s sales and is expected to increase to approximately 25% by the fall of 2004.

Sales for only the Casual Male stores increased 9.4% to $70.8 million for the first quarter of fiscal 2004 as compared to $64.7 million for the prior year first quarter. Sales from the Casual Male catalog and e-commerce business decreased 8.6% to $7.3 million, as the Company anticipated due to the elimination of the REPP Big & Tall catalog which represented approximately $3.3 million in sales in the prior first quarter of fiscal 2003. This decrease was offset slightly by an increase of 65% in the Company’s e-commerce business.

Gross Profit Margin

For the first quarter of fiscal 2004, the gross margin rate for the Casual Male business, inclusive of occupancy costs, was 40.7%, which was a decrease of 0.8 percentage points as compared to a gross margin rate of 41.5% for the first quarter of fiscal 2003. This decrease was attributable to a 0.6 percentage point decrease in merchandise margins as a result of additional markdowns taken in its young men’s and activewear categories to adjust inventory levels and narrow merchandise assortments in several stores. Merchandise margins among the Company’s other categories remained strong during the first quarter of fiscal 2004. Occupancy costs as a percentage of sales increased by 0.2 percentage points due primarily to new stores and expected rent increases.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses as a percentage of sales for the first quarter of fiscal 2004 were 39.6% of sales as compared to 36.1% for the first quarter of fiscal 2003. This increase of approximately $4.6 million or 17.5% was primarily related to Casual Male’s planned national marketing campaign of George Foreman and the introduction of the Comfort Zone by George Foreman™ line of clothing. For fiscal 2004, the Company planned an incremental $5.0 million in marketing and advertising expenses for this national launch; of this amount 74% or $3.4 million was incurred in the first quarter of fiscal 2004. The remainder of the increase was due to approximately $800,000 of insurance recoveries, which were recognized in the first quarter of the prior year.

Operating Income (Loss)

For the first quarter of fiscal 2004, the Casual Male business incurred an operating loss of $1.0 million compared to operating income of $2.4 million for the first quarter of fiscal 2003. As discussed above, the primary reason for the decrease in operating income was due to the up front marketing costs of $3.4 million incurred in the first quarter of fiscal 2004 to promote the George Foreman product lines.

OTHER BRANDED APPAREL BUSINESS – SEGMENT OVERVIEW

Other Branded Apparel business includes the results of operations, on a continuing basis, for the Company’s Levi’s®/Dockers® outlet stores and its Ecko Unltd.® outlet and retail stores. In fiscal 2002, the Company announced that it would be winding down its Levi’s®/Dockers® business with the intention to eventually exit the business completely. To date, the Company has closed 48 Levi’s®/Dockers® Outlet stores. Accordingly, the operating results of these stores have been reclassified to discontinued operations and are discussed in more detail under “Consolidated Results of Operations- Discontinued Operations.”

Included in the table below are the operating results for the 55 Levi’s®/Dockers® outlet stores and 25 Ecko Unltd.® stores that were open at May 1, 2004. The Company intends to close another approximate 26 Levi’s®/Dockers® stores through the remainder of fiscal 2004 and as discussed further below, subsequent to the end of the first quarter of fiscal 2004, the Company agreed to sell its 50.5% interest in the Ecko Unltd.® joint venture to Ecko.Complex, LLC, the Company’s joint venture partner.

(in millions)	For the three months ended
	May 1, 2004	May 3, 2003
Sales	$25.7	$19.5

Gross margin	5.5	3.9
Gross margin rate	21.4%	20.0%

Selling, general and administrative	6.2	5.6
Depreciation and amortization	0.6	0.5

Operating loss	$(1.3)	$(2.2)

The Other Apparel business experienced a $6.2 million increase in sales for the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003. This increase was comprised of a $3.8 million increase in new store sales from the Company’s Ecko Unltd.® stores and $2.4 million in comparable store sale increases for the Company’s Levi’s®/Dockers® and Ecko Unltd.® stores. Levi’s®/Dockers® sales for the first quarter of fiscal 2004 have shown improvement over the prior year first quarter, while maintaining solid gross margins. The Company believes that the remaining Levi’s®/Dockers® Outlet stores will be able to, at a minimum, achieve break-even operating results through the end of their respective lease terms or until the Company is able to achieve a negotiated settlement with the respective landlords. In addition, the Company believes that together with existing reserves, the operating results of the remaining stores should be sufficient to offset any additional costs to close the remaining store locations.

CONSOLIDATED RESULTS OF OPERATIONS

	For the three months ended
	May 1, 2004	May 3, 2003
Consolidated Results
Sales	$103.8	$92.3
Gross margin	37.3	34.1
gross margin rate	35.9%	36.9%
Selling, general and administrative	37.1	31.9
Depreciation and amortization	2.5	2.0

Operating income (loss)	$(2.3)	$0.2

Sales

Sales for the first quarter of fiscal 2004 increased 12.5% to $103.8 million as compared to $92.3 million for the first quarter of fiscal 2003. The increase was primarily attributable to a 9.2% comparable store sales increase in the Casual Male business in addition to new store growth. Sales from the Company’s Other Branded Apparel businesses also increased by approximately $6.2 million, of which $3.8 million was attributable to new Ecko Unltd.® stores.

Gross Margin

As mentioned in the segment discussion above, the primary reason for the decrease of 1.0 percentage point in gross margin to 35.9% of sales for the first quarter of fiscal 2004 as compared to fiscal 2003 was due to the increased markdowns that the Company recorded related to its young mens and active wear categories.

Selling General &Administrative Expense

SG&A expenses for the first quarter of fiscal 2004 were 35.7% of sales on a consolidated basis, as compared to 34.6% for the first quarter of fiscal 2003. This increase was primarily due to an increase of $4.6 million in the Casual Male business, as discussed above, and the remaining $0.6 million for the Other Branded Apparel business as a result of additional cost structure for new stores.

Interest Expense, Net

Net interest expense was $2.2 million for the first quarter of fiscal 2004 as compared to $2.9 million for the first quarter of fiscal 2003. This decrease of $0.7 million was due to the Company’s restructuring of its long-term debt in the second half of fiscal 2003. In the fourth quarter of fiscal 2003, the Company issued $100 million in 5% convertible notes, the proceeds of which were used to prepay the Company’s higher interest rate long-term senior subordinated notes, resulting in reduced interest costs.

Discontinued Operations

In accordance with the provisions of SFAS 144, the Company’s discontinued operations reflect the operating results for stores which have been closed as part of the Company’s plan to exit its Levi’s®/Dockers® business. The results for the first three months of fiscal 2004 and fiscal 2003 have been reclassified to show the results of operations for the Company’s Levi’s®/Dockers® outlet stores closed since the beginning of fiscal 2003. For more detail on the results of discontinued operations, see Note 5 to the Consolidated Financial Statements.

Income Taxes

At May 1, 2004, the Company had total gross deferred tax assets of approximately $45.8 million, which are fully reserved. These tax assets principally relate to federal net operating loss carryforwards that expire from 2017 through 2024. The ability to reduce the Company’s corresponding valuation allowance of $45.8 million in the future is dependent upon the Company’s ability to achieve sustained taxable income.

Net Loss

For the first quarter of fiscal 2004 the Company reported a net loss of $5.1 million or $(0.15) per diluted share, as compared to a net loss of $2.8 million or $(0.08) per diluted share for the first quarter of fiscal 2003. As discussed above, the primary reason for the decrease in operating results was due to incremental marketing costs of approximately $3.4 million associated with the launch of the Company’s George Foreman product lines.

Inventory

At May 1, 2004, total inventory equaled $109.8 million compared to $98.7 million at January 31, 2004. The increase in inventory is seasonal and is in preparation for the Father’s Day selling season. Inventory at May 1, 2004 is net of approximately $0.9 million in inventory reserves related to the Company’s exiting of its Levi’s®/Dockers® outlet stores.

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

For the first three months of fiscal 2004, cash used by operating activities was $10.2 million as compared to cash used for operating activities of $10.7 million for the corresponding period of the prior year. Cash flow from operations was negative for the first quarter of fiscal 2004 as a result of working capital needs, primarily the purchase of inventory as the Company gears up for the Father’s Day selling season.

In addition to cash flow from operations, the Company’s other primary source of working capital is its credit facility (as amended from time to time, the “Credit Facility”) with Fleet Retail Finance, Inc., which was most recently amended on November 3, 2003. The total commitment under the Credit Facility is $90.0 million, with a $20.0 million carve-out for standby and documentary letters of credit. In addition, the recent amendment lowered the Company’s interest costs under the Credit Facility depending on its levels of excess availability and increased the Company’s advance rates on borrowings based on seasonality. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets. The term of the Credit Facility was extended by the amendment to May 14, 2006. The Company is subject to prepayment penalties through May 14, 2005. At May 1, 2004, the Company had borrowings of approximately $15.8 million under the Credit Facility, with an unused availability of $49.9 million.

Sale of Interest in Ecko Joint Venture

On May 19, 2004, subsequent to the end of the first quarter of fiscal 2004, the Company and Ecko entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), whereby the Company agreed to sell to Ecko its 50.5% interest in the joint venture. Pursuant to the Purchase Agreement, the Company will receive payment of $8.0 million, at closing, based on the Company’s investment in the joint venture at April 3, 2004 of approximately $4.3 million. The Company will continue to receive fees based on a percentage of sales for providing transitional services related to its operating and accounting systems to the joint venture, as needed until June 30, 2005. This transaction is expected to close on or before July 30, 2004.

Redeemable Senior Subordinated Notes due 2010

The Company had approximately $7.8 million of its 12% senior subordinated notes due 2010 outstanding at May 1, 2004. The notes become redeemable by the Company on July 3, 2004, and the Company intends to redeem the notes at that time. In connection with the redemption, the Company expects to incur charges during the second quarter of fiscal 2004 of approximately $2.0 million related to the prepayment charges and write-offs of deferred costs. These costs will be reflected in the Company’s results of operations as other expenses for the three and six months ended July 31, 2004.

Stock Repurchase Program

In connection with the Company’s issuance of $100 million of its 5% convertible notes in November 2003, the Board of Directors agreed to use a portion of the proceeds from such offering for a stock repurchase program whereby the Company would repurchase up to 2,000,000 shares of its Common Stock. The Company purchased 1,000,000 shares at a weighted average purchase price of $7.90 per share pursuant to this stock repurchase program in November 2003.

Subsequent to the end of the first quarter of fiscal 2004, the Company completed the stock repurchase program. During May 2004, the Company repurchased the remaining 1,000,000 shares authorized by the Board of Directors in open market and negotiated transactions. The weighted average purchase price of the stock was $6.33 per share.

Capital Expenditures

The following table sets forth the stores opened and related square footage at May 1, 2004 and May 3, 2003, respectively:

	At May 1, 2004		At May 3, 2003
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
Casual Male Big & Tall retail and outlet stores	487	1,657.8	471	1,601.5
Levi’s®/Dockers® outlet Stores	55	524.1	83	775.2
Ecko Unltd.® outlet stores	25	96.0	9	33.3

Total Stores	567	2,277.9	563	2,410.0

Total cash outlays for capital expenditures for the first three months of fiscal 2004 were $4.3 million as compared to $2.0 million for the first three months of fiscal 2003. Below is a summary of store openings and closings since January 31, 2004:

	Casual Male	Levi’s®/Dockers® outlet stores	Ecko® Unltd. outlet stores	Total stores
At January 31, 2004	481	58	21	560
New outlet stores	3	—	4	7
New retail stores	3	—		3
Remodels	29	—		29
Closed stores	—	(3)		(3)

At May 1, 2004	487	55	25	567

The Company expects that its total capital expenditures for fiscal 2004 will be between $15.0 to $18.0 million, of which approximately $10.0-$12.0 million will relate to store expansion. Included in store expansion are funds to remodel up to 175 of the Company’s existing Casual Male Big & Tall retail stores at an estimated $35,000 to $45,000 for each location, including store signage and fixtures. The Company currently plans to open a combination of 15 new Casual Male Big & Tall retail and outlet stores. Another $6.0 million of the 2004 budget is expected to be used for on-going MIS projects related to upgrading the Company’s infrastructure, including its merchandising systems and point of sale system.

In addition, in April 2004, the Company entered into an exclusive license agreement with Sears Canada, Inc., whereby the Company will operate Sears Casual Male Big & Tall stores located within Sears Canada stores. The Company will be responsible for the marketing, merchandising and selling of its big and tall men’s apparel. The merchandise will also feature the Company’s Comfort Zone by George Foreman™ product line. The Company intends to open 12 Sears Casual Male Big & Tall stores in the Fall of 2004, and if successful, up to an additional 68 stores in fiscal 2005. The Company’s capital investment in these stores, which will be approximately 1,000 square feet each, will be limited to store fixtures.

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

The Company utilizes cash from operations and the Credit Facility to fund its working capital needs. The Credit Facility is not used for trading or speculative purposes. In addition, the Company has available letters of credit as sources of financing for its working capital requirements. Borrowings under the Credit Facility, which expires in May 2006, bear interest at variable rates based on FleetBoston, N.A.’s prime rate or the London Interbank Offering Rate (“LIBOR”). At May 1, 2004, the Company had no outstanding LIBOR contracts and the interest rate on its prime based borrowings was 4.25%. Based upon a sensitivity analysis as of May 1, 2004, assuming average outstanding borrowing during fiscal 2004 of $11.5 million, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $57,500.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 1, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of May 1, 2004, the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended May 1, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There have been no material developments in the legal proceedings reported in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

Item 2.	Changes in Securities and Use of Proceeds.

None.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

The SEC Rule 10b5-1 pre-arranged stock trading plan entered into by Jewelcor Management Inc. (“JMI”), an affiliate of Seymour Holtzman, the Chairman of the Board of the Company, in respect of the common stock of the Company, as previously described in the Company’s Current Report on Form 8-K dated April 9, 2004, has been amended to provide for the sale by JMI of 150,000 shares of its common stock in the Company on, or within 30 days after, a specified day of each month, over a six month period, beginning August 10, 2004, at times outside the control of JMI and Mr. Holtzman.

Item 6.	Exhibits and Reports on Form 8-K.

A.	Exhibits:

10.1	Extension to Consulting Agreement, dated as of April 26, 2004, between the Company and Jewelcor Management Inc.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain cautionary statements of the Company to be taken into account in conjunction with consideration and review of the Company’s publicly-disseminated documents (including oral statements made by others on behalf of the Company) that include forward-looking information (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 14, 2004, and incorporated herein by reference).*

*	Previously filed with the Securities and Exchange Commission.

B.	Reports on Form 8-K:

During the first quarter of fiscal 2004, the Company furnished the following Current Reports on Form 8-K to the Securities and Exchange Commission (“SEC”):

•	On March 25, 2004, the Company furnished a Current Report on Form 8-K under Item 12 (Results of Operations and Financial Condition) containing a press release announcing the Company’s results for the fourth quarter and fiscal year 2003.

•	On April 9, 2004, the Company furnished a Current Report on Form 8-K under Item 9 (Regulation FD Disclosure), announcing that Jewelcor Management Inc., an affiliate of Seymour Holtzman, the Chairman of the Board of Casual Male Retail Group, Inc., was establishing a pre-arranged stock trading plan in accordance with SEC Rule 10b5-1.

•	On April 14, 2004, the Company filed a Current Report on Form 8-K under Item 5 (Other Events) in order to set forth certain significant risks and uncertainties to be taken into account in conjunction with consideration and review of the Company’s publicly disseminated documents (including oral statements made by others on behalf of the Company) that include forward-looking information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.

Date: June 10, 2004	By:	/S/ DENNIS R. HERNREICH
Dennis R. Hernreich
Executive Vice President and Chief Financial Officer