Form 10-Q
period 2004-07-31
CASUAL MALE RETAIL GROUP INC
filed 2004-09-09
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 2004

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

The number of shares of common stock outstanding as of September 1, 2004 was 34,208,094.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 31, 2004	January 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,832	$4,179
Accounts receivable	5,158	5,556
Notes receivable	6,470	—
Inventories	87,452	98,673
Prepaid expenses and other current assets	5,779	5,275

Total current assets	110,691	113,683

Property and equipment, net of accumulated depreciation and amortization	66,713	68,345

Other assets:
Goodwill	50,677	50,677
Other intangible assets	30,579	30,629
Other assets	8,664	9,408

Total assets	$267,324	$272,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,754	$3,710
Accounts payable	20,700	32,125
Accrued expenses and other current liabilities	21,504	22,884
Accrued liabilities for severance and store closings	2,645	2,945
Notes payable	33,878	3,623

Total current liabilities	82,481	65,287

Long-term liabilities:
Long-term debt, net of current portion	114,071	122,374
Other long-term liabilities	468	436

Total long-term liabilities	114,539	122,810

Minority interest	—	3,804

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding at July 31, 2004 and January 31, 2004	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 39,379,038 and 39,246,364 shares issued at July 31, 2004 and January 31, 2004, respectively	394	392
Additional paid-in capital	154,432	153,650
Accumulated deficit	(61,160)	(56,165)
Treasury stock at cost, 5,171,930 and 4,171,930 shares at July 31, 2004 and January 31, 2004, respectively	(23,362)	(17,036)

Total stockholders’ equity	70,304	80,841

Total liabilities and stockholders’ equity	$267,324	$272,742

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Sales	$106,569	$100,530	$207,576	$190,651
Cost of goods sold, including occupancy	66,362	63,146	130,514	119,603

Gross profit	40,207	37,384	77,062	71,048

Expenses:
Selling, general and administrative	34,962	31,392	71,516	63,055
Depreciation and amortization	2,807	2,043	5,294	3,943

Total expenses	37,769	33,435	76,810	66,998

Operating income	2,438	3,949	252	4,050

Other income, net	308	—	308	—
Interest expense, net	(1,977)	(2,976)	(4,157)	(5,861)

Income (loss) from continuing operations before minority interest and income taxes	769	973	(3,597)	(1,811)

Minority interest	(354)	(20)	(701)	(92)
Provision for income taxes	—	—	—	—

Income (loss) from continuing operations	1,123	993	(2,896)	(1,719)

Loss from discontinued operations	(1,024)	(335)	(2,099)	(378)

Net income (loss)	$99	$658	$(4,995)	$(2,097)

Net income (loss) per share - basic and diluted
Income (loss) from continuing operations	$0.03	$0.03	$(0.08)	$(0.05)
Loss from discontinued operations	(0.03)	(0.01)	(0.06)	(0.01)

Net income (loss)	$0.00	$0.02	$(0.14)	$(0.06)

Weighted average number of common shares outstanding
- Basic	34,485	35,839	34,805	35,796
- Diluted	36,103	36,891	34,805	35,796

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 31, 2004	August 2, 2003
Cash flows from operating activities:
Net loss	$(4,995)	$(2,097)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Loss from discontinued operations	2,099	378
Depreciation and amortization	5,294	3,943
Other expenses, principally related to debt redemption costs	2,832	—
Gain on sale of investment in joint venture	(3,140)	—
Accretion of warrants	103	831
Issuance of common stock to related party	101	340
Issuance of common stock to Board of Directors	48	38
Minority interest	(701)	(92)
Loss on disposal of fixed assets	69	—

Changes in operating assets and liabilities:
Accounts receivable	327	3,149
Inventories	7,608	4,376
Prepaid expenses	(1,535)	(7,582)
Other assets	(158)	(179)
Reserve for severance and store closings	(300)	(811)
Accounts payable	(10,058)	2,300
Accrued expenses and other current liabilities	(2,707)	(3,945)

Net cash (used for) provided by operating activities	(5,113)	649

Cash flows from investing activities:
Additions to property and equipment	(9,363)	(6,016)
Proceeds from sale of investment in joint venture	1,530	—

Net cash used for investing activities	(7,833)	(6,016)

Cash flows from financing activities:
Net borrowings (repayments) under credit facility	30,255	(5,265)
Principal payments on long-term debt	(9,654)	(1,001)
Payment of premiums associated with prepayment of long-term debt	(312)	—
Proceeds from issuance of long-term debt, net of discount	—	9,564
Proceeds from issuance of warrants	—	1,447
Repurchase of common stock	(6,326)	(36)
Issuance of common stock under option program and warrants	636	288

Net cash provided by financing activities	14,599	4,997

Net change in cash and cash equivalents	1,653	(370)
Cash and cash equivalents:
Beginning of the period	4,179	4,692

End of the period	$5,832	$4,322

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

Certain amounts for the three and six months ended August 2, 2003 have been reclassified to conform to the presentation for the three and six months ended July 31, 2004. These adjustments relate to the reclassification for discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). For further discussion regarding discontinued operations, see Note 5 below.

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2004 is a 52-week period ending on January 29, 2005.

2. Debt

Credit Agreement with Fleet Retail Finance, Inc.

The Company has a credit facility (as amended from time to time, the “Credit Facility”) with Fleet Retail Finance Inc., (“Fleet”) which was most recently amended on November 3, 2003. The total commitment under the Credit Facility is $90.0 million, with a $20.0 million carve-out for standby and documentary letters of credit. Borrowings under the Credit Facility bear interest at variable rates based on FleetBoston, N.A.’s prime rate or the London Interbank Offering Rate (“LIBOR”) and vary depending on the Company’s levels of excess availability. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality. Under the terms of the Credit Facility, which will expire on May 14, 2006, the Company is subject to prepayment penalties through May 14, 2005.

The Company’s obligations under the Credit Facility are secured by a lien on all of its assets. The Credit Facility includes certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company. The Company is also subject to a financial covenant requiring minimum levels of EBITDA if certain minimum excess availability levels are not met. The Company was in compliance with all debt covenants under the Credit Facility at July 31, 2004.

At July 31, 2004, the Company had borrowings outstanding under the Credit Facility of $33.9 million and outstanding standby letters of credit of $2.0 million and documentary letters of credit of $0.4 million. Average borrowings outstanding under this facility during the first six months of fiscal 2004 were approximately $19.2 million, resulting in an average unused excess availability of approximately $42.8 million.

The fair value of amounts outstanding under the Credit Facility approximate the carrying value at July 31, 2004. At the Company’s option, any portion of the outstanding borrowings can be converted to LIBOR-based contracts; the remainder bears interest based on prime. At July 31, 2004, the prime-based borrowings interest rate was 4.25% and the LIBOR contracts had interest rates which ranged from 3.38% to 3.60%.

Other Long-Term Debt

Components of other long-term debt are as follows (in thousands):

	July 31, 2004	January 31, 2004
5% convertible senior subordinated notes due 2024	$100,000	$100,000
12% senior subordinated notes due 2010	—	6,415
5% senior subordinated notes due 2007	7,563	8,938
Mortgage note	10,262	10,731

Total other long-term debt	117,825	126,084
Less: current portion of long-term debt	(3,754)	(3,710)

Other long-term debt, less current portion	$114,071	$122,374

12% senior subordinated notes due 2010

During fiscal 2003, the Company issued through private placements approximately $29.6 million principal amount of 12% senior subordinated notes due 2010. Interest on such notes was paid semi-annually. Together with these notes, the Company also issued, through such private placements, detachable warrants to purchase 1,182,400 million shares of Common Stock at exercise prices ranging from $4.76 to $7.32 per share. The assigned value of $5.6 million for these warrants was reflected as a component of stockholder’s equity to be amortized over the seven-year life of the notes as additional interest expense. Although the Company’s 12% senior subordinated notes due 2010 were not redeemable until July 3, 2004, the Company sought early redemption from the respective note holders in the fourth quarter of fiscal 2003. As a result, the Company prepaid approximately $21.8 million of such notes through the end of fiscal 2003.

During the second quarter of fiscal 2004, the Company prepaid the remaining $7.8 million outstanding on the notes. In connection with the early redemption, the Company incurred $1.9 million of additional expense related to prepayment charges and the write-off of remaining deferred costs associated with the warrants. The $1.9 million is included in the Consolidated Statement of Operations for the three and six months ended July 31, 2004 as a component of “Other income, net.”

3. Equity

Earnings Per Share

SFAS No. 128, Earnings per Share, requires the computation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the respective period. Diluted earnings per share is determined by giving effect to the exercise of stock options and certain warrants using the treasury stock method. The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share (in thousands):

	For the three months		For the six months
	7/31/04	8/2/03	7/31/04	8/2/03
Basic weighted average common shares outstanding	34,485	35,839	34,805	35,796
Stock options, excluding the effect of anti-dilutive options and warrants totaling 1,897 shares and 787 shares for the six months ended July 31, 2004 and August 2, 2003	1,618	1,052	—	—

Diluted weighted average common shares outstanding	36,103	36,891	34,805	35,796

In addition, the following potential Common Stock equivalents were also excluded from the computation of diluted earnings per share in each period because the exercise price of such options, warrants and convertible notes was greater than the average market price per share of Common Stock for the respective periods:

	For the three months ended		For the six months ended
(in thousands)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Options	762	220	507	1,688
Warrants	1,482	1,176	1,176	1,676
Convertible notes at $10.65 per share	9,390	—	9,390	—
Range of exercise prices of such options, warrants and convertible notes	$7.11 - $10.65	$5.24 - $17.75	$8.50 - $10.65	$4.25 - $17.75

The above options, warrants and convertible notes which were outstanding and out-of-the-money at July 31, 2004 expire from June 13, 2005 to April 27, 2024.

Stock-Based Compensation

The Company accounts for stock option plans in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans.

The Company has elected the disclosure-only alternative prescribed in SFAS 123, Accounting for Stock-Based Compensation, and, accordingly, no compensation cost has been recognized. The Company has disclosed the pro forma net income or loss and per share amounts using the fair value based method. Had compensation costs for the Company’s grants for stock-based compensation been determined consistent with SFAS 123, the Company’s net loss and loss per share would have been as indicated below:

	For the three months ended		For the six months ended
(in thousands, except per share amounts)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net income (loss) – as reported	$99	$658	$(4,995)	$(2,097)
Net income (loss) – pro forma	(743)	365	(6,213)	(2,642)
Income (loss) per share – diluted as reported	$0.00	$0.02	$(0.14)	$(0.06)
Income (loss) per share – diluted pro-forma	$(0.02)	$0.01	$(0.18)	$(0.07)

The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income or loss for future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used for grants for the six months ended July 31, 2004 and August 2, 2003:

	July 31, 2004	August 2, 2003
Expected volatility	65.0%	65.0%
Risk-free interest rate	2.69% - 3.71%	2.70%
Expected life	4.5 yrs.	4.5 yrs.
Dividend rate	—	—

The weighted-average fair value of options granted in the first six months of fiscal 2004 and fiscal 2003 were $4.55 and $4.46, respectively.

4. Restructuring, Store Closings and Impairment of Assets

In fiscal 2002, the Company implemented an aggressive plan to downsize its Levi’s®/Dockers® business, with the intention to eventually exit it completely. Under the plan, the Company planned to close between 50 to 55 stores over a 24 month period, thereby reducing the sales base of its Levi’s®/Dockers® outlet business to less than 10% of the

Company’s total sales. In fiscal 2002, the Company closed 20 of its Levi’s®/Dockers® Outlet stores pursuant to this plan and an additional 25 stores in fiscal 2003. During the first six months of fiscal 2004, the Company has closed 10 additional stores, resulting in 48 remaining Levi’s®/Dockers® outlet stores at July 31, 2004.

At July 31, 2004, the remaining reserve for Levi’s®/Dockers® store closings was $3.2 million. The reserve consisted of inventory reserves of $586,000 and accruals for landlord settlements and other costs of $2.6 million. These remaining reserves are for stores identified in fiscal 2002.

(in millions)	Balance at January 31, 2004	Net Provisions/(Income)	Charges/ Write-offs	Balance at July 31, 2004
Inventory reserves	$0.9	$—	$0.3	$0.6
Accrued liabilities for severance and store closings	2.9	—	0.3	2.6

Total reserves	$3.8	$—	$0.6	$3.2

5. Discontinued Operations

In accordance with the provisions of SFAS 144, the Company’s discontinued operations reflect the operating results for stores which have been closed as part of the Company’s plan to exit its Levi’s®/Dockers® business. The results for the three and six months ended July 31, 2004 and August 2, 2003 have been reclassified to show the results of operations for closed stores.

Discontinued operations for the second quarter of fiscal 2004 resulted in a loss of $1.0 million compared to a loss of $0.3 million in the second quarter of fiscal 2003. For the six months ended July 31, 2004, discontinued operations resulted in a loss of $2.1 million as compared to a loss of $0.4 million for the six months ended August 2, 2003. Due to the consolidated tax position, no tax benefit or provision was realized on discontinued operations. Below is a summary of the results of operations for closed stores for the three and six months ended July 31, 2004 and August 2, 2003:

	For the three months ended		For the six months ended
(in thousands)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Sales	$2,481	$12,063	$6,052	$21,944
Gross margin	(19)	2,708	34	4,377
Selling, general and administrative expenses	496	2,880	1,522	4,429
Depreciation and amortization	509	163	611	326

Loss from discontinued operations	$(1,024)	$(335)	$(2,099)	$(378)

6. Income Taxes

At July 31, 2004, the Company had total gross deferred tax assets of approximately $45.8 million, which are fully reserved. These tax assets principally relate to federal net operating loss carryforwards that expire from 2017 through 2024. The ability to reduce the Company’s corresponding valuation allowance of $45.8 million in the future is dependent upon the Company’s ability to achieve sustained taxable income.

Due to the circumstances described above, no tax benefit or provision has been recognized for the three and six months ended July 31, 2004 and August 2, 2003.

7. Segment Information

The Company operates its business under two reportable segments: (i) the Casual Male business and (ii) the Other Branded Apparel businesses.

Casual Male business: This segment includes the Company’s 420 Casual Male Big & Tall retail stores, its 69 Casual Male Big & Tall outlet stores, and its Casual Male catalog and e-commerce businesses.

Other Branded Apparel businesses: This segment includes the Company’s remaining 48 Levi’s®/Dockers® outlet stores, 17 of which are expected to close by the end of fiscal 2004. This segment also includes the results of operations through July 30, 2004 of the 29 Ecko Unltd.® outlet stores, which were owned and operated through a joint venture with Ecko.Complex, LLC. As discussed below in Note 8, on July 30, 2004, the Company sold its 50.5% interest in the joint venture to Ecko.Complex, LLC.

The accounting policies of the reportable segments are consistent with the consolidated financial statements of the Company. The Company evaluates individual store profitability in terms of a store’s “Operating Income,” which is defined by the Company as gross margin less occupancy costs, direct selling costs and an allocation of indirect selling costs. Below are the results of operations on a segment basis for the three and six months ended July 31, 2004 and August 2, 2003, respectively.

	For the three months ended July 31, 2004			For the three months ended August 2, 2003
(in millions)	Casual Male business	Other Branded Apparel businesses	Total	Casual Male business	Other Branded Apparel businesses	Total
Statement of Operations:
Sales	$81.5	$25.1	$106.6	$78.9	$21.6	$100.5
Gross margin	34.2	6.0	40.2	32.2	5.2	37.4
Selling, general and administrative	28.8	6.2	35.0	26.3	5.1	31.4
Depreciation and amortization	2.2	0.6	2.8	1.6	0.5	2.1

Operating income (loss)	$3.2	$(0.8)	$2.4	$4.3	$(0.4)	$3.9

Reconciliation to net income:
Other income, net			0.3			—
Interest expense, net			(2.0)			(2.9)
Minority interest			0.4			—

Income from continuing operations			1.1			1.0
Loss from discontinued operations			(1.0)			(0.3)

Net income			$0.1			$0.7

	For the six months ended July 31, 2004			For the six months ended August 2, 2003
(in millions)	Casual Male business	Other Branded Apparel businesses	Total	Casual Male business	Other Branded Apparel businesses	Total
Statement of Operations:
Sales	$159.6	$48.0	$207.6	$151.7	$39.0	$190.7
Gross margin	66.0	11.1	77.1	62.4	8.6	71.0
Selling, general and administrative	59.6	11.9	71.5	52.6	10.5	63.1
Depreciation and amortization	4.1	1.2	5.3	3.1	0.8	3.9

Operating income (loss)	$2.3	$(2.0)	$0.3	$6.7	$(2.7)	$4.0

Reconciliation to net loss:
Other income, net			0.3			—
Interest expense, net			(4.2)			(5.8)
Minority interest			0.7			0.1

Loss from continuing operations			(2.9)			(1.7)
Loss from discontinued operations			(2.1)			(0.4)

Net loss			$(5.0)			$(2.1)

	Casual Male business	Other Branded Apparel businesses	Total	Casual Male business	Other Branded Apparel businesses	Total
Balance Sheet:
Inventories	$64.7	$22.8	$87.5	$66.5	$34.4	$100.9
Fixed assets	65.4	1.3	66.7	59.1	7.2	66.3
Goodwill and other intangible assets	81.3	—	81.3	81.4	—	81.4
Trade accounts payable	17.0	3.7	20.7	29.9	6.3	36.2
Capital expenditures	7.4	2.0	9.4	4.2	1.8	6.0

The Casual Male business segment also includes corporate assets.

8. Sale of Interest in Ecko Joint Venture and Mark-Down Allowance Agreement

Beginning in March 2002 and through July 30, 2004, the Company operated a joint venture with Ecko.Complex, LLC (“Ecko”) under which the Company, a 50.5% partner, owned and managed retail outlet stores bearing the name Ecko Unltd.® and featuring Ecko® brand merchandise. Ecko, a 49.5% partner, contributed to the joint venture the use of its trademark and the merchandise requirements, at cost, of the retail outlet stores. Under the joint venture arrangement, the Company contributed all real estate and operating requirements for the retail outlet stores, including, but not limited to, the real estate leases, payroll needs and advertising. Each partner shared in the operating profits of the joint venture, after each partner had received reimbursements for its cost contributions. For financial reporting purposes, Ecko’s 49.5% ownership in the joint venture was included in the Company’s consolidated financial statements as a minority interest, through July 30, 2004.

On July 30, 2004, the Company sold to Ecko its 50.5% interest in the joint venture for a purchase price of $800,000 in cash and a secured promissory note in the principal amount of $6.2 million. The secured promissory note accrues interest at 8% annually and is secured by all of the membership interests of the former joint venture and substantially all of its assets. This note requires Ecko to make monthly principal payments to the Company of $516,667 plus interest, commencing August 31, 2004. In July 2004, Ecko made a prepayment against this note in the amount of $0.7 million, thereby reducing the balance of the note to $5.5 million at July 31, 2004. The Company will also continue to receive fees based on a percentage of sales for providing transitional services to the joint venture related to its operating and accounting systems, as needed until June 30, 2005.

The above transaction resulted in a gain of approximately $3.1 million, which is included in the Consolidated Statements of Operations as a component of “Other income, net” for the three and six months ended July 31, 2004.

Pursuant to a mark-down allowance agreement entered into on July 30, 2004, Ecko also executed and delivered an additional secured promissory note for $1.0 million as a markdown allowance with respect to purchases of certain goods made by the Company from Ecko. The secured promissory note accrues interest at 8% annually and is also secured by all of the membership interests of the former joint venture and substantially all of its assets. This note requires Ecko to make monthly principal payments in the amount of $83,333 plus interest commencing August 31, 2004.

9. Completion of Stock Repurchase Program

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

On May 24, 2004 and May 25, 2004, the Company completed the stock repurchase program by repurchasing an aggregate of 1,000,000 shares of Common Stock at a weighted average price of $6.33 per share through open market and negotiated transactions.

10. Related Parties

As discussed in Note 2, the Company prepaid the remaining $7.8 million due on its 12% Senior Subordinated Notes due 2010. The following is a listing of the participation by related parties in the early redemption of the notes.

Related Party – Note Holder	2010 Notes Purchased (1)
JMI (2)	$ 2,000,000
Marc Holtzman (3)	500,000
Ecko (4)	2,500,000

(1)	the Company was obligated to pay a prepayment penalty on the above redemptions equal to 4%of the principal amount of the respective notes redeemed.
(2)	Seymour Holtzman, the Chairman of the Board of Directors of the Company, is President and Chief Executive Officer, and indirectly, with his wife, the primary shareholder of JMI.
(3)	Marc Holtzman is the son of Seymour Holtzman, the Chairman of the Company’s Board of Directors.
(4)	Includes certain principal officers of Ecko.Complex, LLC and certain of their family members. The Company operated its Ecko Unltd.® stores under a joint venture with Ecko.Complex, LLC until July 30, 2004.

11. Subsequent Event – Pending Acquisition

On August 18, 2004, the Company signed an asset purchase agreement to acquire substantially all of the assets of Rochester Big & Tall Clothing, Inc., a privately held company headquartered in San Francisco, California (“Rochester”). The purchase price is $15 million in cash plus the assumption of bank and subordinated debt of approximately $5 million, in addition to the assumption of identified operating liabilities such as accounts payable and accrued liabilities. There is a potential payment of an additional $4 million, to be paid over a three-year period subject to an earn-out provision. The transaction is subject to the Company’s due diligence and other customary closing conditions. Assuming satisfaction of all closing conditions, the Company expects that the acquisition will close on or about October 31, 2004. The Company expects to secure a $7.5 million term loan which, together with borrowings from its $90 million Credit Facility, will be used to finance the acquisition. The Company does not expect this acquisition to have any significant impact on the Company’s liquidity position.

Rochester, a premier big and tall operator specializing in suits and sportswear, currently has 21 locations in major cities in the United States, one in London, England and a growing catalog and e-commerce business.

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

BUSINESS SUMMARY

Casual Male Retail Group, Inc. together with its subsidiaries (the “Company”) is the largest specialty retailer of big and tall men’s apparel in the United States. The Company operates 489 Casual Male Big & Tall stores, the Casual Male catalog business and an e-commerce site. The Company is also the exclusive retailer of the Comfort Zone by George Foreman™, GF Sport by George Foreman™ and Signature Collection by George Foreman™. The Company operates 48 Levi’s®/Dockers® Outlet stores, which are located throughout the United States and Puerto Rico.

Unless the context indicates otherwise, all references to “we,” “ours,” “our,” “us” and “the Company” refer to Casual Male Retail Group, Inc. and its consolidated subsidiaries. The Company refers to its fiscal years which end on January 29, 2005 and January 31, 2004 as “fiscal 2004” and “fiscal 2003,” respectively.

SUMMARY OF SIGNIFICANT EVENTS

Pending Acquisition of Rochester Big & Tall

Subsequent to the end of the second quarter of fiscal 2004, on August 18, 2004, the Company signed an asset purchase agreement to acquire substantially all of the assets of Rochester Big & Tall Clothing, Inc., a privately held company headquartered in San Francisco, California (“Rochester”). The purchase price is $15 million in cash plus the assumption of bank and subordinated debt of approximately $5 million, in addition to the assumption of identified operating liabilities such as accounts payable and accrued liabilities. There is a potential payment of an additional $4 million, to be paid over a three-year period subject to an earn-out provision. The transaction is subject to the Company’s due diligence and other customary closing conditions. Assuming satisfaction of all closing conditions, the Company expects that the acquisition will close on or about October 31, 2004. The Company expects to secure a $7.5 million term loan which, together with borrowings from its $90 million Credit Facility, will be used to finance the acquisition. The Company does not expect this acquisition to have any significant impact on the Company’s liquidity position.

Rochester, a premier big and tall operator specializing in suits and sportswear, currently has 21 locations in major cities in the United States, one in London, England and a growing catalog and e-commerce business.

Sale of Interest in Ecko Joint Venture and Mark-Down Allowance Agreement

On July 30, 2004, the Company sold to Ecko its 50.5% interest in the joint venture for a purchase price of $800,000 in cash and a secured promissory note in the principal amount of $6.2 million. The secured promissory note accrues interest at 8% annually and is secured by all of the membership interests of the former joint venture and substantially all of its assets. This note requires Ecko to make monthly principal payments to the Company of $516,667 plus interest, commencing August 31, 2004. In July 2004, Ecko made a payment against this note in the amount of $0.7 million thereby reducing the balance of the note to $5.5 million at July 31, 2004. The Company will also continue to receive fees based on a percentage of sales for providing transitional services to the joint venture related to its operating and accounting systems, as needed until June 30, 2005.

The above transaction resulted in a gain of approximately $3.1 million, which is included in the Consolidated Statements of Operations as a component of “Other income, net” for the three and six months ended July 31, 2004.

Pursuant to a mark-down allowance agreement entered into on July 30, 2004, Ecko also executed and delivered an additional secured promissory note for $1.0 million as a markdown allowance with respect to purchases of certain goods made by the Company from Ecko. The secured promissory note accrues interest at 8% annually and is also secured by all of the membership interests of the former joint venture and substantially all of its assets. This note requires Ecko to make monthly principal payments in the amount of $83,333 plus interest commencing August 31, 2004.

Early Redemption of 12% Senior Subordinated Notes due 2010

During the second quarter of fiscal 2004, the Company prepaid the remaining $7.8 million outstanding on its Senior Subordinated Notes due 2010. In connection with the early redemption, the Company incurred $1.9 million of additional expense in the second quarter of fiscal 2004 related to prepayment charges and the write-off of remaining deferred costs. The $1.9 million is included in the Company’s Consolidated Statements of Operations for the three and six months ended July 31, 2004 as a component of “Other income, net.”

Extension of George Foreman agreement

During the second quarter of fiscal 2004, the Company extended its exclusive licensing agreement with George Foreman beyond the United States and Canada to include worldwide rights to the George Foreman Clothing Collection. As part of the extension, Casual Male also expanded the George Foreman line to include footwear. As part of the extended licensing agreement, Casual Male has two additional 3-year options to extend the relationship from 2012 to 2018.

SEGMENT REPORTING

The Company operates its business in two reportable business segments: (i) the Casual Male business and (ii) Other Branded Apparel businesses. The Company’s “Other Branded Apparel businesses” segment includes the operations of the Company’s Levi’s®/Dockers® outlet stores and through July 30, 2004, its Ecko Unltd.® outlet and retail stores. See Note 7 of the Notes to Consolidated Financial Statements for a complete disclosure of financial results for each segment.

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

RESULTS OF OPERATIONS

Because of the materiality of the Casual Male business to the Company’s consolidated operations, the following discussion of results of operations will first review the segment results of the Casual Male business and will conclude with a consolidated review of the Company’s results. The discussion of the Company’s consolidated results of operations begins on page 17 of this Form 10-Q. Management believes that this presentation helps investors gain a better understanding of the Company’s core operating results and future prospects, consistent with how management measures and forecasts the Company’s performance, especially when comparing such results to previous periods.

CASUAL MALE BUSINESS – SEGMENT OVERVIEW

	For the three months ended		For the six months ended
(in millions)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Sales	$81.5	$78.9	$159.6	$151.7

Gross margin	34.2	32.2	66.0	62.4
Gross margin rate	42.0%	40.8%	41.4%	41.1%

Selling, general and administrative	28.8	26.3	59.6	52.6
Depreciation and amortization	2.2	1.6	4.1	3.1

Operating income	$3.2	$4.3	$2.3	$6.7

Sales

For the second quarter of fiscal 2004, sales for the Casual Male business, which includes sales from its e-commerce and catalog businesses increased 3.3% to $81.5 million compared to sales for the second quarter of fiscal 2003 of $78.9 million. Comparable store sales for the second quarter and six months ended July 31, 2004 for the Casual Male business increased 4.8% and 6.9%, respectively. Comparable stores include not only stores that have been open for at least one full fiscal year, but also include e-commerce and catalog sales. In March 2004, Casual Male launched its new George Foreman product lines, Comfort Zone by George Foreman™, George Foreman Signature Collection™ and GF Sport™, which represented approximately 15% of the Company’s sales during the first six months of fiscal 2004 and are expected to increase to approximately 25% by the fall of 2004.

Sales for only the Casual Male stores increased 4.7% to $75.0 million for the second quarter of fiscal 2004 as compared to $71.6 million for the second quarter of the prior year. Sales from the Casual Male catalog and e-commerce business decreased 11.8% to $6.1 million, as the Company anticipated due to the elimination of the REPP Big & Tall catalog which represented approximately $2.5 million in sales for the second quarter of fiscal 2003. Through the first six months, the conversion rate of its REPP customers to the Casual Male catalog has been approximately 25%.

Gross Profit Margin

For the second quarter of fiscal 2004, the gross margin rate for the Casual Male business, inclusive of occupancy costs, was 42.0%, which was an increase of 1.2 percentage points as compared to a gross margin rate of 40.8% for the second quarter of fiscal 2003. This increase was attributable to continued increases in initial markup and, as a result of a good inventory position, a lower markdown rate than the prior year. Occupancy costs as a percentage of sales were flat for the second quarter of fiscal 2004 as compared to the prior year second quarter.

For the six months ended of fiscal 2004, the gross margin rate for the Casual Male business, inclusive of occupancy costs, was 41.4% as compared to 41.1% for the prior period. This increase of 0.3 percentage points was due to 0.4 percentage point increase in merchandise margins offset by a 0.1 percentage point increase in occupancy costs as a percentage of sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses as a percentage of sales for the second quarter of fiscal 2004 were 35.3% of sales as compared to 33.3% for the second quarter of fiscal 2003. This increase of approximately $2.5 million or 9.5% is primarily related to continued marketing costs associated with the national launch of the George Foreman lines as well as new store growth.

For the six months ended July 31, 2004, SG&A expenses as a percentage of sales were 37.3% as compared to 34.7% for the six months ended August 2, 2003. This increase of $7.0 million or 13.3% was primarily related to Casual Male’s planned national marketing campaign of George Foreman and the introduction of the George Foreman product lines of clothing during the first quarter of fiscal 2004. The Company planned an incremental $5.0 million in marketing and advertising expenses for this national launch for fiscal 2004, of which approximately $4.5 million was incurred during the first half of fiscal 2004.

Operating Income

For the second quarter of fiscal 2004, the Casual Male business incurred operating income of $3.2 million compared to operating income of $4.3 million for the second quarter of fiscal 2003. For the six months ended July 31, 2004, operating income for the Causal Male business was $2.3 million as compared to $6.7 million for the six months ended August 2, 2003. As discussed above, the primary reason for the decrease in operating income was due to the up front marketing costs of $4.5 million incurred in the first half of fiscal 2004 to promote the George Foreman product lines.

OTHER BRANDED APPAREL BUSINESS – SEGMENT OVERVIEW

Other Branded Apparel business includes the results of operations, on a continuing basis, for the Company’s Levi’s®/Dockers® outlet stores and, through July 30, 2004, its Ecko Unltd.® outlet and retail stores. In fiscal 2002, the Company announced that it would be winding down its Levi’s®/Dockers® business with the intention to eventually exit the business completely. To date, the Company has closed 55 Levi’s®/Dockers® Outlet stores. Accordingly, the operating results of these stores have been reclassified to discontinued operations and are discussed in more detail under “Consolidated Results of Operations- Discontinued Operations.”

Included in the table below are the operating results for the 48 Levi’s®/Dockers® outlet stores and, through July 30, 2004, the 29 Ecko Unltd.® stores which, as discussed above, were sold on July 30, 2004. The Company intends to close another 17 Levi’s®/Dockers® stores through the remainder of fiscal 2004.

	For the three months ended		For the six months ended
(in millions)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Sales	$25.1	$21.6	$48.0	$39.0

Gross margin	6.0	5.2	11.1	8.6
Gross margin rate	23.9%	24.1%	23.1%	22.1%

Selling, general and administrative	6.2	5.1	11.9	10.5
Depreciation and amortization	0.6	0.5	1.2	0.8

Operating loss	$(0.8)	$(0.4)	$(2.0)	$(2.7)

For the second quarter of fiscal 2004, the Other Branded Apparel business had sales of $25.1 million as compared to $21.6 million for the second quarter of fiscal 2003. These results includes sales from the Levi’s®/Dockers® outlet store sales of $18.5 million for the second quarter of fiscal 2004 and $18.0 million for the second quarter of fiscal 2003. The majority of the increase in sales of $3.5 million during the second quarter of fiscal 2004 was due to sales from new Ecko Unltd.® stores of approximately $3.0 million.

Levi’s®/Dockers® sales for the first half of fiscal 2004 have shown improvement over the prior year, while maintaining solid gross margins. The Company believes that the remaining Levi’s®/Dockers® outlet stores will be able to, at a minimum, achieve break-even operating results through the end of their respective lease terms or until the

Company is able to achieve a negotiated settlement with the respective landlords. In addition, the Company believes that, together with existing reserves, the operating results of the remaining stores should be sufficient to offset any additional costs to close the remaining store locations.

The operating loss of $0.8 million in the second quarter of fiscal 2004 was primarily due to the Ecko business, while the Levi’s®/Dockers® business remained breakeven.

CONSOLIDATED RESULTS OF OPERATIONS

	For the three months ended		For the six months ended
(in millions)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Sales	$106.6	$100.5	$207.6	$190.7

Gross margin	40.2	37.4	77.1	71.0
Gross margin rate	37.7%	37.2%	37.1%	37.2%

Selling, general and administrative	35.0	31.4	71.5	63.1
Depreciation and amortization	2.8	2.1	5.3	3.9

Operating income	$2.4	$3.9	$0.3	$4.0

Sales

Sales for the second quarter of fiscal 2004 increased 6.1% to $106.6 million as compared to $100.5 million for the second quarter of fiscal 2003. The increase was primarily attributable to a 4.8% comparable store sales increase in the Casual Male business in addition to new store growth. Sales from the Company’s Other Branded Apparel businesses also increased by approximately $3.5 million, of which $3.0 million was attributable to new Ecko Unltd.® stores.

Gross Profit Margin

As mentioned in the segment discussion above, the primary reason for the increase of 0.5 percentage points in gross margin to 37.7% of sales for the second quarter of fiscal 2004 as compared to fiscal 2003 was due to improved initial margins and lower markdown rate as a result of a strong inventory position. For the six months ended July 31, 2004, the gross margin rate decreased 0.1 percentage points as compared to the prior year primarily due to increased markdowns that the Company recorded in the first quarter related to its young mens and active wear categories.

Selling General &Administrative Expense

SG&A expenses for the second quarter of fiscal 2004 were 32.8% of sales on a consolidated basis, as compared to 31.2% for the second quarter of fiscal 2003. For the six months ended July 31, 2004, SG&A expenses were 34.4% of sales as compared to 33.1% for the six months ended August 2, 2003. As discussed above, the majority of the increase, approximately $4.5 million for the six months ended July 31, 2004, was due to the increase marketing dollars associated with the national launch of the George Foreman clothing lines. On an average store basis, SG&A expenses were up slightly due to new store openings in the Casual Male and Ecko businesses.

Other Income, Net

As discussed above, for the three and six months ended July 31, 2004, other income includes a gain of approximately $3.1 million related to the Company’s sale of its 50.5% joint venture interest in the Ecko Unltd. stores to Ecko. This gain was offset by approximately $1.9 million of costs incurred in connection with the Company’s early prepayment of its 12% Senior Subordinated Notes, due 2010, in addition to a write-off of approximately $0.9 million related to previously incurred costs associated with the Company’s intended spin-off of its subsidiary, LP Innovations, Inc., which has been postponed due to lower than expected results of operations.

Interest Expense, Net

Net interest expense was $2.0 million for the second quarter of fiscal 2004 as compared to $3.0 million for the second quarter of fiscal 2003. For the six months ended July 30, 2004, net interest expense was $4.2 million as compared to $5.9 million for the six months ended August 2, 2003. These decreases were the result of the Company’s restructuring of its long-term debt in the second half of fiscal 2003. In the fourth quarter of fiscal 2003, the Company issued $100 million in 5% convertible notes, the proceeds of which were used to prepay the Company’s higher interest rate long-term senior subordinated notes, resulting in reduced interest costs.

Discontinued Operations

In accordance with the provisions of SFAS 144, the Company’s discontinued operations reflect the operating results for stores which have been closed as part of the Company’s plan to exit its Levi’s®/Dockers® business. The results for the second quarter and first six months of fiscal 2004 and fiscal 2003 have been reclassified to show the results of operations for the Company’s Levi’s®/Dockers® outlet stores closed since the beginning of fiscal 2003. For more detail on the results of discontinued operations, see Note 5 to the Consolidated Financial Statements.

Income Taxes

At July 31, 2004, the Company had total gross deferred tax assets of approximately $45.8 million, which are fully reserved. These tax assets principally relate to federal net operating loss carryforwards that expire from 2017 through 2024. The ability to reduce the Company’s corresponding valuation allowance of $45.8 million in the future is dependent upon the Company’s ability to achieve sustained taxable income.

Net Loss

For the second quarter of fiscal 2004 the Company had net income of $99,000, or $0.00 per diluted share, as compared to net income of $658,000, or $0.02 per diluted share, for the second quarter of fiscal 2003. For the six months ended July 31, 2004, the Company had a net loss of $5.0 million, or $0.14 per share, as compared to a net loss of $2.1 million, or $0.06 per share, for the six months ended August 2, 2003. As discussed above, the primary reason for the decrease in operating results for both the second quarter and six months of fiscal 2004 was due to the incremental marketing costs associated with the launch of the Company’s George Foreman product lines.

Inventory

At July 31, 2004, total inventory equaled $87.5 million compared to $98.7 million at January 31, 2004. The decrease in inventory is partially due to closed Levi’s®/Dockers® outlet stores and the sale of the Company’s interest in the Ecko Unltd.® stores which had approximately $5.8 million of inventory. Inventory at July 31, 2004 is net of approximately $0.6 million in inventory reserves related to the Company’s exiting of its Levi’s®/Dockers® outlet stores.

SEASONALITY

Historically and consistent with the retail industry, the Company has experienced seasonal fluctuations in revenues and income, with increases traditionally occurring during the Company’s third and fourth quarters as a result of the “Fall” and “Holiday” seasons.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary cash needs are for working capital (essentially inventory requirements) and capital expenditures. Specifically, the Company’s capital expenditure program includes projects for new store openings, remodeling, downsizing or combining existing stores, and improvements and integration of its systems infrastructure. The Company expects that cash flow from operations, external borrowings and trade credit will enable it to finance its current working capital and expansion requirements. The Company has financed its working capital requirements, store expansion program, stock repurchase programs and acquisitions with cash flow from operations, external borrowings, and proceeds from equity and debt offerings. The Company’s objective is to maintain a positive cash flow after capital expenditures such that it can support its growth activities with operational cash flows and without the use of incurring any additional debt.

For the first six months of fiscal 2004, cash used by operating activities was $5.1 million as compared to cash provided by operating activities of $0.6 million for the corresponding period of the prior year. Cash flow from operations was negative for the first six months of fiscal 2004 as a result of seasonal working capital needs and increased marketing costs to fund the launch of the George Foreman product line.

In addition to cash flow from operations, the Company’s other primary source of working capital is its credit facility (as amended from time to time, the “Credit Facility”) with Fleet Retail Finance, Inc., which was most recently amended on November 3, 2003. The total commitment under the Credit Facility is $90.0 million, with a $20.0 million carve-out for standby and documentary letters of credit. In addition, the recent amendment lowered the Company’s interest costs under the Credit Facility depending on its levels of excess availability and increased the Company’s advance rates on borrowings based on seasonality. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets. The term of the Credit Facility was extended by the most recent amendment to May 14, 2006. The Company is subject to prepayment penalties through May 14, 2005. At July 31, 2004, the Company had borrowings of approximately $33.9 million under the Credit Facility, with an unused availability of $23.3 million. In connection with the pending acquisition of substantially all of the assets of Rochester Big & Tall, the Company expects to secure a $7.5 million term loan which, together with borrowings from its $90 million Credit Facility, will be used to finance the acquisition. The Company does not expect this acquisition to have any significant impact on the Company’s liquidity position.

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

During the second quarter of fiscal 2004, the Company completed the stock repurchase program. In May 2004, the Company repurchased the remaining 1,000,000 shares authorized by the Board of Directors in open market and negotiated transactions. The weighted average purchase price of the stock was $6.33 per share.

Capital Expenditures

The following table sets forth the stores opened and related square footage at July 31, 2004 and August 2, 2003, respectively:

	At July 31, 2004		At August 2, 2003
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
Casual Male Big & Tall retail and outlet stores	489	1,667.0	477	1,621.9
Levi’s®/Dockers® outlet Stores	48	457.7	81	769.1
Ecko Unltd.® outlet stores	—	—	17	63.6

Total Stores	537	2,124.7	575	2,454.6

Total cash outlays for capital expenditures for the first six months of fiscal 2004 were $9.4 million as compared to $6.0 million for the first six months of fiscal 2003. Below is a summary of store openings and closings since January 31, 2004:

	Casual Male	Levi’s®/Dockers® outlet stores	Ecko® Unltd. outlet stores	Total stores
At January 31, 2004	481	58	21	560
New outlet stores	3	—	8	11
New retail stores	5	—	—	5
Remodels	59	—	—	59
Closed stores (1)	—	(10)	—	(10)
Sold (2)	—	—	(29)	(29)

At July 31, 2004	489	48	—	537

(1)	There were four Levi’s®/Dockers® outlet stores which were in the process of going out of business at the end of the quarter. These stores were closed in August 2004 increasing the number of total closed stores in fiscal 2004 to 14.

(2)	As discussed above, during the second quarter of fiscal 2004 the Company sold its 50.5% interest in the Ecko joint venture to its joint venture partner, Ecko.Complex, LLC.

The Company expects that its total capital expenditures for fiscal 2004 will be between $15.0 to $18.0 million, of which approximately $10.0-$12.0 million will relate to store expansion. Included in store expansion are funds to remodel up to 175 of the Company’s existing Casual Male Big & Tall retail stores at an estimated $35,000 to $45,000 for each location, including store signage and fixtures. The Company currently plans to open a combination of 15 new Casual Male Big & Tall retail and outlet stores in fiscal 2004. Another $6.0 million of the 2004 budget is expected to be used for on-going MIS projects related to upgrading the Company’s infrastructure, including its merchandising systems and point of sale system.

In addition, in April 2004, the Company entered into an exclusive license agreement with Sears Canada, Inc., whereby the Company will operate Sears Casual Male Big & Tall stores located within Sears Canada stores. The Company will be responsible for the marketing, merchandising and selling of its big and tall men’s apparel. The merchandise will also feature the Company’s Comfort Zone by George Foreman™ product line. The Company intends to open 13 Sears Casual Male Big & Tall stores during the Fall of 2004 and, if successful, up to an additional 67 stores in fiscal 2005. The Company opened its first eight stores in August 2004, subsequent to the end of the second quarter of fiscal 2004. The Company’s capital investment in these stores, which will be approximately 1,000 square feet each, will be limited to store fixtures.

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

The Company utilizes cash from operations and the Credit Facility to fund its working capital needs. The Credit Facility is not used for trading or speculative purposes. In addition, the Company has available letters of credit as sources of financing for its working capital requirements. Borrowings under the Credit Facility, which expires in May 2006, bear interest at variable rates based on FleetBoston, N.A.’s prime rate or the London Interbank Offering Rate (“LIBOR”). At July 31, 2004, the Company had outstanding LIBOR contracts with rates ranging from 3.38% to 3.60% and the interest rate on its prime based borrowings was 4.25%. Based upon a sensitivity analysis as of July 31, 2004, assuming average outstanding borrowing during fiscal 2004 of $19.2 million, a 50 basis point increase in the prime based interest rates would have resulted in a potential increase in interest expense of approximately $96,000.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2004, the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended July 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in the legal proceedings reported in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

Item 2. Changes in Securities and Use of Proceeds.

Stock Repurchases

The following table includes repurchases by the Company of its Common Stock during the second quarter of fiscal 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
5/3/2004-5/29/2004	1,000,000	$6.33	2,000,000	(1)	—	(1)
5/30/2004-7/3/2004	—	—	—		—
7/4/2004-7/31/2004	—	—	—		—

(1)	In connection with the Company’s sale of its $100 million of convertible notes due 2024, the Board of Directors authorized the Company to use a portion of the proceeds to repurchase up to 2,000,000 shares of the Company’s Common Stock in the open market or in negotiated transactions, from time to time, depending on market and other conditions. The repurchase plan was first announced on November 11, 2003. On November 19, 2003, the Company repurchased 1,000,000 shares of its Common Stock. Accordingly, as of July 31, 2004, the Company has completed the authorized repurchase program.

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

During the second quarter of fiscal 2004, the Company furnished the following Current Reports on Form 8-K to the Securities and Exchange Commission (“SEC”):

•	On May 11, 2004, the Company furnished a Current Report on Form 8-K under Item 12 (Results of Operations and Financial Condition) containing a press release announcing sales results for the first quarter of fiscal 2004, which ended on May 1, 2004. In addition, the Company announced that it boosted its marketing spend in the first quarter by over $3.5 million in institutional television advertising, to help establish its George Foreman men’s apparel brand.

•	On May 20, 2004, the Company furnished a Current Report on Form 8-K under Item 12 (Results of Operations and Financial Condition) containing a press release announcing operating results for the first quarter of fiscal 2004, which ended on May 1, 2004. In addition, the Company announced that on May 19, 2004, the Company signed a sale agreement with Ecko.Complex, LLC to sell its 50.5% joint venture interest in the Ecko Unltd.® outlet and full-price stores to Ecko. Complex, LLC.

•	On June 4, 2004, the Company furnished a Current Report on Form 8-K under Item 12 (Results of Operations and Financial Condition) containing a press release announcing the Company’s sales for the month ended May 29, 2004.

•	On June 14, 2004, the Company furnished a Current Report on Form 8-K under Item 9 (Regulation FD Disclosure), containing a press release announcing that the Company and George Foreman agreed to extend the exclusive George Foreman licensing agreement.

•	On July 8, 2004, the Company furnished a Current Report on Form 8-K under Item 12 (Results of Operations and Financial Condition) containing a press release announcing the Company’s sales for the month ended July 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.

Date: September 9, 2004	By:	/S/ DENNIS R. HERNREICH
Dennis R. Hernreich
Executive Vice President and Chief Financial Officer