Form 10-Q
period 2004-10-30
CASUAL MALE RETAIL GROUP INC
filed 2004-12-09
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 30, 2004

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

The number of shares of common stock outstanding as of December 1, 2004 was 34,217,796.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 30, 2004	January 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,387	$4,179
Accounts receivable	5,368	5,556
Notes receivable	5,270	—
Inventories	122,408	98,673
Prepaid expenses and other current assets	5,993	5,275

Total current assets	145,426	113,683

Property and equipment, net of accumulated depreciation and amortization	72,584	68,345

Other assets:
Goodwill	52,812	50,677
Other intangible assets	35,579	30,629
Other assets	9,127	9,408

Total assets	$315,528	$272,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,651	$3,710
Accounts payable	43,034	32,125
Accrued expenses and other current liabilities	24,470	22,884
Accrued liabilities for severance and store closings	2,024	2,945
Notes payable	51,498	3,623

Total current liabilities	126,677	65,287

Long-term liabilities:
Long-term debt, net of current portion	119,430	122,374
Other long-term liabilities	473	436

Total long-term liabilities	119,903	122,810

Minority interest	—	3,804

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding at October 30, 2004 and January 31, 2004	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 39,390,094 and 39,246,364 shares issued at October 30, 2004 and January 31, 2004, respectively	394	392
Additional paid-in capital	154,531	153,650
Accumulated deficit	(62,526)	(56,165)
Treasury stock at cost, 5,171,930 and 4,171,930 shares at October 30, 2004 and January 31, 2004, respectively	(23,362)	(17,036)
Accumulated other comprehensive loss	(89)	—

Total stockholders’ equity	68,948	80,841

Total liabilities and stockholders’ equity	$315,528	$272,742

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Sales	$93,922	$97,910	$298,239	$285,901
Cost of goods sold, including occupancy	58,663	59,597	186,696	177,299

Gross profit	35,259	38,313	111,543	108,602

Expenses:
Selling, general and administrative	32,152	33,793	103,434	97,441
Reversal of provision for impairment of assets, store closings and severance	(591)	—	(591)	—
Depreciation and amortization	2,864	2,241	8,144	6,177

Total expenses	34,425	36,034	110,987	103,618

Operating income	834	2,279	556	4,984

Other income (expense), net	—	(425)	308	(425)
Interest expense, net	(1,878)	(3,135)	(6,035)	(8,996)

Loss from continuing operations before minority interest and income taxes	(1,044)	(1,281)	(5,171)	(4,437)
Minority interest	—	(147)	701	(55)
Income taxes	—	—	—	—

Loss from continuing operations	(1,044)	(1,428)	(4,470)	(4,492)

Income (loss) from discontinued operations	(322)	224	(1,891)	1,192

Net loss	$(1,366)	$(1,204)	$(6,361)	$(3,300)

Net loss per share - basic and diluted
Loss from continuing operations	$(0.03)	$(0.04)	$(0.13)	$(0.12)
Income (loss) from discontinued operations	(0.01)	0.01	(0.05)	0.03

Net loss	$(0.04)	$(0.03)	$(0.18)	$(0.09)

Weighted average number of common shares outstanding
- Basic and diluted	34,209	35,992	34,607	35,855

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 30, 2004	November 1, 2003
Cash flows from operating activities:
Net loss	$(6,361)	$(3,300)
Adjustments to reconcile net loss to net cash used for operating activities:
(Income) loss from discontinued operations	1,891	(1,192)
Reversal of provision for impairment of assets, store closings and severance	(591)	—
Depreciation and amortization	8,144	6,177
Other expenses, principally related to debt redemption costs	2,832	—
Gain on sale of investment in joint venture	(3,140)	—
Accretion of warrants	103	1,351
Issuance of common stock to related party	151	207
Issuance of common stock to Board of Directors	70	86
Minority interest	(701)	55
Loss on disposal of fixed assets	396	—

Changes in operating assets and liabilities:
Accounts receivable	145	2,869
Notes receivable	1,200	—
Inventories	(12,700)	(14,425)
Prepaid expenses	(900)	(3,583)
Other assets	(624)	(615)
Reserve for severance and store closings	(330)	(1,215)
Accounts payable	7,578	13,770
Accrued expenses and other current liabilities	(3,750)	(1,797)

Net cash used for operating activities	(6,587)	(1,612)

Cash flows from investing activities:
Additions to property and equipment	(15,397)	(8,875)
Proceeds from disposal of property and equipment	166	—
Acquisition of Rochester Big & Tall, net of cash acquired	(17,006)	—
Proceeds from sale of investment in joint venture	1,530	—

Net cash used for investing activities	(30,707)	(8,875)

Cash flows from financing activities:
Net borrowings (repayments) under credit facility	47,875	(6,105)
Principal payments on long-term debt	(9,897)	(11,806)
Payment of premiums associated with prepayment of long-term debt	(313)	—
Proceeds from issuance of long-term debt, net of discount	7,500	24,300
Proceeds from issuance of warrants	—	4,791
Repurchase of common stock	(6,326)	(36)
Issuance of common stock under option program and warrants	663	820

Net cash provided by financing activities	39,502	11,964

Net change in cash and cash equivalents	2,208	1,477
Cash and cash equivalents:
Beginning of the period	4,179	4,692

End of the period	$6,387	$6,169

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

Certain amounts for the three and nine months ended November 1, 2003 have been reclassified to conform to the presentation for the three and nine months ended October 30, 2004. These adjustments relate to the reclassification for discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). For further discussion regarding discontinued operations, see Note 6 below.

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2004 is a 52-week period ending on January 29, 2005.

Foreign Currency Translation – During the third quarter of fiscal 2004, the Company opened 13 Casual Male stores located within Sears Canada retail stores. Assets and liabilities of these stores are translated into U.S. dollars at the exchange rates in effect at each balance sheet date. Stockholders’ equity is translated at applicable historical exchange rates. Income, expense and cash flow items are translated at average exchange rates during the period. Resulting translation adjustments are reported as a separate component of stockholders’ equity.

2. Acquisition of Rochester Big & Tall Clothing

On October 29, 2004, pursuant to an asset purchase agreement dated August 18, 2004, the Company completed the acquisition of substantially all of the assets of Rochester Big & Tall Clothing (the “Rochester Acquisition”). The purchase price was $15 million in cash and the assumption of bank and subordinated debt of approximately $5 million, in addition to the assumption of identified operating liabilities such as accounts payable and accrued liabilities. The $5 million that the Company assumed in subordinated debt from Rochester was paid in full on October 29, 2004. There is a potential payment over a three-year period of an additional $4 million, which is subject to an earn-out provision.

The Company has allocated the purchase price as follows:

Debit (credit) (in thousands)
Cash and cash equivalents	$2,920
Accounts receivable	28
Inventory	14,584
Prepaid expenses	849
Property and equipment	2,922
Other assets	240
Goodwill	2,135
Trademarks	5,000
Customer lists	25
Accounts payable	(4,698)
Accrued expenses and other current liabilities	(3,729)
Accrual for estimated transaction and severance costs	(350)

Total cash paid for assets acquired and liabilities assumed	$19,926

The Company financed the transaction with a $7.5 million term loan from Fleet Retail Group, Inc., together with borrowings on its existing credit facility, which was amended in connection with the acquisition. See Note 3 for a detailed discussion of the borrowings.

The Rochester Big & Tall business generated approximately $600,000 of sales for the last two days of the third quarter which ended October 30, 2004.

3. Debt

Credit Agreement with Fleet Retail Finance, Inc.

On October 29, 2004, in connection with the financing of the Rochester Acquisition, the Company amended its credit facility with Fleet Retail Group, Inc. (the “Amended Credit Facility”). The Amended Credit Facility continues to principally provide for a total commitment of $90 million with the ability to issue documentary and standby letters of credits of up to $20 million. The maturity date of the Amended Credit Facility was extended to October 29, 2007 and is subject to prepayment penalties through October 29, 2006. Borrowings under the Amended Credit Facility bear interest at variable rates based on Fleet National Bank’s prime rate or the London Interbank Offering Rate (“LIBOR”) and vary depending on the Company’s levels of excess availability. The amendment lowered the Company’s interest costs under the Amended Credit Facility by approximately 25 basis points depending on its level of excess availability. The Company’s ability to borrow under the Amended Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

The Company’s obligations under the Amended Credit Facility continue to be secured by a lien on all of its assets. The Amended Credit Facility includes certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company. The Company is also subject to a financial covenant requiring minimum levels of EBITDA if a minimum excess availability level of $12.5 million is not maintained. The Company was in compliance with all debt covenants under the Credit Facility at October 30, 2004.

At October 30, 2004, the Company had borrowings outstanding under the Amended Credit Facility of $51.5 million and outstanding standby letters of credit of $2.0 million, with no outstanding documentary letters of credit. Average borrowings outstanding under this facility during the first nine months of fiscal 2004 were approximately $24.7 million, resulting in an average unused excess availability of approximately $38.8 million.

The fair value of amounts outstanding under the Amended Credit Facility approximates the carrying value at October 30, 2004. At the Company’s option, any portion of the outstanding borrowings can be converted to LIBOR-based contracts; the remainder bears interest based on prime. At October 30, 2004, the prime-based borrowings interest rate was 4.75% and the Company had one outstanding LIBOR contract with an interest rate of 4.29%.

Other Long-Term Debt

Components of other long-term debt are as follows (in thousands):

	October 30, 2004	January 31, 2004
5% convertible senior subordinated notes due 2024	$100,000	$100,000
12% senior subordinated notes due 2010	—	6,415
5% senior subordinated notes due 2007	7,563	8,938
Term loan	7,500	—
Mortgage note	10,018	10,731

Total other long-term debt	125,081	126,084
Less: current portion of long-term debt	(5,651)	(3,710)

Other long-term debt, less current portion	$119,430	$122,374

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

During the second quarter of fiscal 2004, the Company prepaid the remaining $7.8 million outstanding on the notes. In connection with the early redemption, the Company incurred $1.9 million of additional expense related to prepayment charges and the write-off of remaining deferred costs associated with the warrants. The $1.9 million is included in the Consolidated Statement of Operations for the nine months ended October 30, 2004 as a component of “Other income (expense), net.”

Term Loan

Pursuant to the Amended Credit Facility, on October 29, 2004, the Company also entered into a 3 year term loan for $7.5 million with Fleet Retail Group, Inc., the proceeds of which were used for the Rochester Acquisition. Such loan will require principal payments in the amount of approximately $1.9 million on each of the first two anniversaries of the loan with the remaining balance due at maturity. The term loan will accrue interest at the prevailing LIBOR rate plus 5% per annum.

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

	For the three months		For the nine months
	10/30/04	11/1/03	10/30/04	11/1/03
Basic weighted average common shares outstanding	34,209	35,992	34,607	35,855
Stock options, excluding the effect of anti-dilutive options and warrants totaling 1,227 shares and 1,709 shares for the three and nine months ended October 30, 2004, respectively and 1,786 and 1,095 for the three and nine months ended November 1, 2003, respectively	—	—	—	—

Diluted weighted average common shares outstanding	34,209	35,992	34,607	35,855

In addition, the following potential Common Stock equivalents were also excluded from the computation of diluted earnings per share in each period because the exercise price of such options, warrants and convertible notes was greater than the average market price per share of Common Stock for the respective periods:

	For the three months ended		For the nine months ended
(in thousands)	10/30/04	11/1/03	10/30/04	11/1/03
Options	1,552	46	638	302
Warrants	1,902	1,176	1,296	2,017
Convertible notes at $10.65 per share	9,390	—	9,390	—
Range of exercise prices of such options, warrants and convertible notes	$5.67 -$10.65	$8.50 -$9.00	$7.27 - $10.65	$5.24 - $9.00

The above options, warrants and convertible notes which were outstanding and out-of-the-money at October 30, 2004 expire from June 13, 2005 to April 27, 2024.

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

	For the three months ended		For the nine months ended
(in thousands, except per share amounts)	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net loss – as reported	$(1,366)	$(1,204)	$(6,361)	$(3,300)
Net loss – pro forma	(1,840)	(1,493)	(7,784)	(4,134)
Loss per share – diluted as reported	$(0.04)	$(0.03)	$(0.18)	$(0.09)
Loss per share – diluted pro-forma	$(0.05)	$(0.04)	$(0.22)	$(0.12)

The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income or loss for future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used for grants for the nine months ended October 30, 2004 and November 1, 2003:

	October 30, 2004	November 1, 2003
Expected volatility	65.0%	65.0%
Risk-free interest rate	2.69% - 3.71%	2.70%
Expected life	4.5 yrs.	4.5 yrs.
Dividend rate	—	—

The weighted-average fair value of options granted in the first nine months of fiscal 2004 and fiscal 2003 were $3.96 and $4.33, respectively.

5. Restructuring, Store Closings and Impairment of Assets

In fiscal 2002, the Company implemented an aggressive plan to downsize its Levi’s®/Dockers® business, with the intention to eventually exit it completely. Under the plan, the Company planned to close between 50 to 55 stores over a 24 month period, thereby reducing the sales base of its Levi’s®/Dockers® outlet business to less than 10% of the Company’s total sales. In fiscal 2002, the Company closed 20 of its Levi’s®/Dockers® outlet stores pursuant to this plan and an additional 25 stores in fiscal 2003. During the first nine months of fiscal 2004, the Company has closed 14 additional stores, resulting in 44 Levi’s®/Dockers® outlet stores at October 30, 2004. As discussed in Note 11, subsequent to the end of the third quarter of fiscal 2004, the Company completed the sale of 32 of its 44 Levi’s®/Dockers® outlet stores. The Company expects to close the remaining 12 stores by the end of fiscal 2004.

During the third quarter of fiscal 2004, the Company recognized $591,000 of income as a result of revised accruals for landlord settlements. At October 30, 2004, the remaining reserve for Levi’s®/Dockers® store closings was $2.4 million. The reserve consisted of inventory reserves of $417,000 and accruals for landlord settlements and other costs of $2.0 million. These remaining reserves are for stores which were identified in fiscal 2002.

(in millions)	Balance at January 31, 2004	Net Provisions/(Income)	Charges/Write-offs	Balance at October 30, 2004
Inventory reserves	$0.9	$—	$0.5	$0.4
Accrued liabilities for severance and store closings	2.9	(0.6)	0.3	2.0

Total reserves	$3.8	$(0.6)	$0.8	$2.4

6. Discontinued Operations

In accordance with the provisions of SFAS 144, the Company’s discontinued operations reflect the operating results for stores which have been closed as part of the Company’s plan to exit its Levi’s®/Dockers® business. The results for the three and nine months ended October 30, 2004 and November 1, 2003 have been reclassified to show the results of operations for closed stores.

Discontinued operations for the third quarter of fiscal 2004 resulted in a loss of $0.3 million compared to income of $0.2 million for the third quarter of fiscal 2003. For the nine months ended October 30, 2004, discontinued operations resulted in a loss of $1.9 million as compared to income of $1.2 million for the nine months ended November 1, 2003. Due to the consolidated tax position, no tax benefit or provision was realized on discontinued operations. Below is a summary of the results of operations for closed stores for the three and nine months ended October 30, 2004 and November 1, 2003:

	For the three months ended		For the nine months ended
(in thousands)	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Sales	$682	$16,120	$9,994	$40,723
Gross margin	(299)	2,333	513	7,469
Selling, general and administrative expenses	19	1,945	1,776	5,780
Depreciation and amortization	4	164	628	497

Income (loss) from discontinued operations	$(322)	$224	$(1,891)	$1,192

7. Income Taxes

At October 30, 2004, the Company had total gross deferred tax assets of approximately $46.3 million, which are fully reserved. These tax assets principally relate to federal net operating loss carryforwards that expire from 2017 through 2024. The ability to reduce the Company’s corresponding valuation allowance of $46.3 million in the future is dependent upon the Company’s ability to achieve sustained taxable income.

Due to the circumstances described above, no tax benefit or provision has been recognized for the three and nine months ended October 30, 2004 and November 1, 2003.

8. Segment Information

The Company operates its business under two reportable segments: (i) the Casual Male business and (ii) the Other Branded Apparel businesses.

Casual Male business: This segment includes the Company’s 427 Casual Male Big & Tall retail stores, 69 Casual Male Big & Tall outlet stores, 13 Sears Canada stores and its Casual Male catalog and e-commerce businesses. This segment also includes the Company’s 22 Rochester Big & Tall retail stores, together with its catalog and e-commerce business, since October 29, 2004, the date of the Rochester Acquisition.

Other Branded Apparel businesses: This segment includes the Company’s remaining 44 Levi’s®/Dockers® outlet stores. As discussed below in Note 11, subsequent to the end of the third quarter, 32 of these stores were sold on

November 24, 2004. This segment also includes the results of operations through July 30, 2004 of the 29 Ecko Unltd.® outlet stores, which were owned and operated through a joint venture with Ecko.Complex, LLC. As discussed below in Note 9, on July 30, 2004, the Company sold its 50.5% interest in the joint venture to Ecko.Complex, LLC.

The accounting policies of the reportable segments are consistent with the consolidated financial statements of the Company. The Company evaluates individual store profitability in terms of a store’s “Operating Income,” which is defined by the Company as gross margin less occupancy costs, direct selling costs and an allocation of indirect selling costs. Historically, the Company has allocated its administrative expenses among its business segments. For the third quarter of fiscal 2004, the Company eliminated this allocation and as a result all administrative expenses will be reported as part of the Casual Male business. For comparability, all prior period allocations have been reclassified to conform to the third quarter of fiscal 2004 presentation. Below are the results of operations on a segment basis for the three and nine months ended October 30, 2004 and November 1, 2003, respectively.

	For the three months ended October 30, 2004			For the three months ended November 1, 2003
(in millions)	Casual Male business	Other Branded Apparel businesses	Total	Casual Male business	Other Branded Apparel businesses	Total
Statement of Operations:
Sales	$74.6	$19.3	$93.9	$73.0	$24.9	$97.9
Gross margin	30.3	5.0	35.3	30.1	8.2	38.3
Selling, general and administrative	29.3	2.9	32.2	28.5	5.3	33.8
Reversal of provision for impairment of assets, store closings and severance	—	(0.6)	(0.6)	—	—	—
Depreciation and amortization	2.5	0.4	2.9	1.7	0.5	2.2

Operating income (loss)	$(1.5)	$2.3	$0.8	$(0.1)	$2.4	$2.3

Reconciliation to net income:
Other income (expense), net			—			(0.4)
Interest expense, net			(1.9)			(3.1)
Minority interest			—			(0.2)

Loss from continuing operations			(1.1)			(1.4)
Income (loss) from discontinued operations			(0.3)			0.2

Net loss			$(1.4)			$(1.2)

	For the nine months ended October 30, 2004			For the nine months ended November 1, 2003
(in millions)	Casual Male business	Other Branded Apparel businesses	Total	Casual Male business	Other Branded Apparel businesses	Total
Statement of Operations:
Sales	$234.2	$64.0	$298.2	$224.8	$61.1	$285.9
Gross margin	96.2	15.3	111.5	92.5	16.1	108.6
Selling, general and administrative	90.5	12.9	103.4	83.7	13.7	97.4
Reversal of provision for impairment of assets, store closings and severance	—	(0.6)	(0.6)	—	—	—
Depreciation and amortization	6.6	1.5	8.1	4.9	1.3	6.2

Operating income (loss)	$(0.9)	$1.5	$0.6	$3.9	$1.1	$5.0

Reconciliation to net loss:
Other income (expense), net			0.3			(0.4)
Interest expense, net			(6.1)			(9.0)
Minority interest			0.7			(0.1)

Loss from continuing operations			(4.5)			(4.5)
Income (loss) from discontinued operations			(1.9)			1.2

Net loss			$(6.4)			$(3.3)

	Casual Male business	Other Branded Apparel businesses	Total	Casual Male business	Other Branded Apparel businesses	Total
Balance Sheet:
Inventories	$100.9	$21.5	$122.4	$82.7	$37.2	$119.9
Fixed assets	71.3	1.3	72.6	59.5	7.5	67.0
Goodwill and other intangible assets	88.4	—	88.4	81.3	—	81.3
Trade accounts payable	36.9	6.1	43.0	33.1	14.6	47.7
Capital expenditures	13.4	2.0	15.4	6.0	2.9	8.9

9. Sale of Interest in Ecko Joint Venture and Mark-Down Allowance Agreement

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

On July 30, 2004, the Company sold to Ecko its 50.5% interest in the joint venture for a purchase price of $800,000 in cash and a secured promissory note in the principal amount of $6.2 million. The secured promissory note accrues interest at 8% annually and is secured by all of the membership interests of the former joint venture and substantially all of its assets. This note requires Ecko to make monthly principal payments to the Company of $516,667 plus interest, commencing August 31, 2004. The Company will also continue to receive fees based on a percentage of sales for providing transitional services to the joint venture related to its operating and accounting systems, as needed until June 30, 2005. At October 30, 2004, the outstanding balance on this note was $4.5 million.

The above transaction resulted in a gain of approximately $3.1 million, which is included in the Consolidated Statements of Operations as a component of “Other income (expense), net” for the nine months ended October 30, 2004.

Pursuant to a mark-down allowance agreement entered into on July 30, 2004, Ecko also executed and delivered an additional secured promissory note for $1.0 million as a markdown allowance with respect to purchases of certain goods made by the Company from Ecko. The secured promissory note accrues interest at 8% annually and is also secured by all of the membership interests of the former joint venture and substantially all of its assets. This note requires Ecko to make monthly principal payments in the amount of $83,333 plus interest commencing August 31, 2004. At October 30, 2004, the outstanding balance on this note was $0.8 million.

10. Related Parties

Jewelcor Management, Inc.

Since October 1999, the Company has had an ongoing consulting agreement with Jewelcor Management, Inc. (“JMI”) to assist in developing and implementing strategic plans for the Company and other related consulting services as may be agreed upon between the JMI and the Company. Seymour Holtzman, who became the Company’s Chairman of the Board on April 11, 2000, is the beneficial holder of approximately 14.7% of the outstanding Common Stock (principally held by JMI). He is also chairman, president and chief executive officer and, indirectly with his wife, the primary shareholder of JMI.

On August 26, 2004, the Compensation Committee of the Board of Directors approved an increase in the annual compensation to JMI pursuant to the consulting agreement, effective May 1, 2004, to $392,000 from $326,000. JMI will continue to receive an additional $24,000 per annum for expense reimbursements. At the same time, the Compensation Committee also agreed to include JMI in the Company’s Executive Incentive Program which allows for a bonus award if certain performance targets are achieved in fiscal 2004.

On July 15, 2004, the Compensation Committee granted to Mr. Holtzman, as compensation for his services as an executive officer of the Company in fiscal 2003, an option to purchase 200,000 shares of the Company’s Common Stock at an exercise price of $6.27 per share. The option vests ratably over a three-year period. In addition, on July 15, 2004, Mr. Holtzman received a bonus in the amount of $150,000 for services performed in fiscal 2003.

On August 31, 2004, the Compensation Committee granted to Mr. Holtzman, as compensation for his services as an executive officer of the Company in fiscal 2004, an option to purchase 100,000 shares of the Company’s Common Stock at an exercise price of $5.89 per share, which will vest ratably over a three-year period. On August 31, 2004, the Compensation Committee also granted Mr. Holtzman an option to purchase an additional 100,000 shares of the Company’s Common Stock at an exercise price of $5.89 per share. However, this option is scheduled to vest on the seventh anniversary of the date of grant, but will accelerate and become exercisable over a three-year period if the Company achieves certain performance targets in fiscal 2004. In addition to the above options, Mr. Holtzman also receives an annual salary of $24,000 as compensation for services.

Other Directors and Officers

On October 27, 2004, in connection with the Rochester Acquisition, the Board of Directors of the Company appointed Robert L. Sockolov, the President of Rochester Big & Tall Clothing, as a director of the Company, effective upon the consummation of the acquisition. Accordingly, on October 29, 2004, the date the Rochester Acquisition was consummated, Mr. Sockolov became a director of the Company. Mr. Sockolov will serve until the Company’s 2005 annual meeting of stockholders and until his respective successor has been duly elected and qualified.

On October 29, 2004, the Company also entered into an employment agreement (the “Employment Agreement”) with Mr. Sockolov. Under the terms of the Employment Agreement, which will terminate January 31, 2008, Mr. Sockolov will serve as the Chief Executive Officer of the Company’s Rochester division. The Company will pay Mr. Sockolov an annual base salary of $250,000, subject to annual increases as determined by the Board of Directors or a committee thereof.

Pursuant to the Employment Agreement, Mr. Sockolov received an option to purchase 100,000 shares of the Company’s Common Stock at an exercise price of $5.03 per share, the closing price of the Company’s Common Stock on October 29, 2004. The option vests ratably over a three-year period, with the first one-third vesting on October 29, 2005.

The Employment Agreement provides that in the event Mr. Sockolov’s employment is terminated by the Company for any reason other than “cause” (as defined in the Employment Agreement) or death, Mr. Sockolov will be entitled to receive his full compensation and benefits under the Employment Agreement through January 31, 2008.

11. Subsequent Event – Sale of 32 Levi’s®/Dockers® outlet stores

On November 24, 2004, the Company entered into an Asset Purchase Agreement with Hub Holding Corp., an affiliate of Sun Capital Partners, Inc. (“Hub Holding”), pursuant to which the Company sold 32 of its remaining Levi’s®/Dockers® outlet stores to Hub Holding. The closing of the transaction occurred on November 24, 2004. The sale price was approximately $12.8 million in cash, subject to adjustment based on the valuation of inventory at closing. In addition, the Company is also entitled to an earn out payment based on the stores’ financial performance through January 31, 2005, of up to a maximum of $500,000. As part of the Asset Purchase Agreement, Hub Holding assumed all outstanding accounts payable and accrued liabilities incurred in the ordinary course of business, including the remaining lease obligations for these 32 store locations. The Company does not expect to incur any material gains or losses as a result of this transaction.

Pursuant to the Asset Purchase Agreement, the Company and Hub Holding also entered into a Transition Services Agreement, pursuant to which the Company will provide to Hub Holding and certain of its affiliates certain transitional services for a period of up to four months.

The proceeds from the sale will be used by the Company to reduce borrowings under its Amended Credit Facility.

The Company’s remaining 12 Levi’s®/Dockers® outlet stores are expected to be closed by the Company before the end of fiscal 2004.

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

BUSINESS SUMMARY

Casual Male Retail Group, Inc. together with its subsidiaries (the “Company”) is the largest specialty retailer of big and tall men’s apparel in the United States. The Company operates 496 Casual Male Big & Tall stores, the Casual Male catalog business and an e-commerce site, and, as of October 29, 2004, 22 Rochester Big & Tall stores as well as a direct to consumer business. The Company is also the exclusive retailer of the Comfort Zone by George Foreman™, GF Sport by George Foreman™ and Signature Collection by George Foreman™. As of October 30, 2004, the Company operated 44 Levi’s®/Dockers® Outlet stores, which are located throughout the United States and Puerto Rico.

Unless the context indicates otherwise, all references to “we,” “ours,” “our,” “us” and “the Company” refer to Casual Male Retail Group, Inc. and its consolidated subsidiaries. The Company refers to its fiscal years which end on January 29, 2005 and January 31, 2004 as “fiscal 2004” and “fiscal 2003,” respectively.

SUMMARY OF SIGNIFICANT EVENTS

Acquisition of Rochester Big & Tall Clothing

On October 29, 2004, the Company completed its acquisition of substantially all of the assets of Rochester Big & Tall Clothing (the “Rochester Acquisition”). Rochester Big & Tall Clothing is a premier big and tall operator specializing in suits and sportswear. As part of the acquisition, the Company acquired 22 retail stores, 21 located in major cities in the United States and one in London, England, in addition to a growing catalog and e-commerce business. The purchase price was $15.0 million in cash and the assumption of bank and subordinated debt of approximately $5 million, in addition to the assumption of identified operating liabilities such as accounts payable and accrued liabilities. There is a potential payment over a three-year period of an additional $4.0 million, which is subject to an earn-out provision. The Company financed the transaction with a $7.5 million term loan from Fleet Retail Group, Inc., together with borrowings on its existing credit facility, which was amended in connection with the acquisition. See “Liquidity and Capital Resources” for more discussion on the Company’s credit facility.

The Rochester Big & Tall business provides the Company with an opportunity to increase its market share in the men’s big & tall apparel industry. In addition, with only 22 retail locations, the Company believes that there are significant growth opportunities for the Rochester business.

Subsequent Event – Sale of 32 Levi’s®/Dockers® outlet stores

Subsequent to the end of the third quarter, on November 24, 2004, the Company sold 32 of its remaining Levi’s®/Dockers® outlet stores to Hub Holding Corp., an affiliate of Sun Capital Partners, Inc. (“Hub Holding”). The sale price was approximately $12.8 million in cash, subject to adjustment based on the valuation of inventory at closing. In addition, the Company is also entitled to an earn out payment based on the stores’ financial performance through January 31, 2005, of up to a maximum of $500,000. In connection with the sale, Hub Holding assumed all outstanding accounts payable and accrued liabilities incurred in the ordinary course of business, including the remaining lease obligations for these 32 store locations.

In connection with the sale, the Company and Hub Holding also entered into a Transition Services Agreement, pursuant to which the Company will provide to Hub Holding and certain of its affiliates certain transitional services for a period of up to four months.

The proceeds from the sale will be used by the Company to reduce borrowings under the Company’s credit facility.

The Company’s remaining 12 Levi’s®/Dockers® outlet stores are expected to close before the end of fiscal 2004.

Sale of Interest in Ecko Joint Venture and Mark-Down Allowance Agreement

During the second quarter of fiscal 2004, the Company sold to Ecko its 50.5% interest in the joint venture for a purchase price of $800,000 in cash and a secured promissory note in the principal amount of $6.2 million. The secured promissory note accrues interest at 8% annually and is secured by all of the membership interests of the former joint venture and substantially all of its assets. This note requires Ecko to make monthly principal payments to the Company of $516,667 plus interest, commencing August 31, 2004. The Company will also continue to receive fees based on a percentage of sales for providing transitional services to the joint venture related to its operating and accounting systems, as needed until June 30, 2005. At October 30, 2004, the outstanding balance on this note was $4.5 million.

The above transaction resulted in a gain of approximately $3.1 million, which is included in the Consolidated Statements of Operations as a component of “Other income (expense), net” for the nine months ended October 30, 2004.

Pursuant to a mark-down allowance agreement entered into on July 30, 2004, Ecko also executed and delivered an additional secured promissory note for $1.0 million as a markdown allowance with respect to purchases of certain goods made by the Company from Ecko. The secured promissory note accrues interest at 8% annually and is also secured by all of the membership interests of the former joint venture and substantially all of its assets. This note requires Ecko to make monthly principal payments in the amount of $83,333 plus interest commencing August 31, 2004. At October 30, 2004, the outstanding balance on this note was $0.8 million.

Early Redemption of 12% Senior Subordinated Notes due 2010

During the second quarter of fiscal 2004, the Company prepaid the remaining $7.8 million outstanding on its Senior Subordinated Notes due 2010. In connection with the early redemption, the Company incurred $1.9 million of additional expense in the second quarter of fiscal 2004 related to prepayment charges and the write-off of remaining deferred costs. The $1.9 million is included in the Company’s Consolidated Statements of Operations for the nine months ended October 30, 2004 as a component of “Other income (expense), net.”

SEGMENT REPORTING

The Company operates its business in two reportable business segments: (i) the Casual Male business and (ii) Other Branded Apparel businesses. The Company’s Casual Male business includes the operations of Rochester since October 29, 2004.

The Company’s “Other Branded Apparel businesses” segment includes the operations of the Company’s Levi’s®/Dockers® outlet stores and through July 30, 2004, its Ecko Unltd.® outlet and retail stores. See Note 8 of the Notes to Consolidated Financial Statements for a complete disclosure of financial results for each segment.

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

RESULTS OF OPERATIONS

Because of the materiality of the Casual Male business to the Company’s consolidated operations, the following discussion of results of operations will first review the segment results of the Casual Male business and will conclude with a consolidated review of the Company’s results. The discussion of the Company’s consolidated results of operations begins on page 18 of this Form 10-Q. Management believes that this presentation helps investors gain a better understanding of the Company’s core operating results and future prospects, consistent with how management measures and forecasts the Company’s performance, especially when comparing such results to previous periods.

CASUAL MALE BUSINESS – SEGMENT OVERVIEW

(in millions)	For the three months ended		For the nine months ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Sales	$74.6	$73.0	$234.2	$224.8

Gross margin	30.3	30.1	96.2	92.5
Gross margin rate	40.5%	41.2%	41.1%	41.2%

Selling, general and administrative	29.3	28.5	90.5	83.7
Depreciation and amortization	2.5	1.7	6.6	4.9

Operating income (loss)	$(1.5)	$(0.1)	$(0.9)	$3.9

Sales

For the third quarter of fiscal 2004, sales for the Casual Male business, which includes sales from its e-commerce and catalog businesses, increased 2.2% to $74.6 million compared to sales for the third quarter of fiscal 2003 of $73.0 million. Comparable store sales for the third quarter and nine months ended October 30, 2004 for the Casual Male business increased 1.6% and 5.1%, respectively. Comparable stores include not only stores that have been open for at least one full fiscal year, but also include e-commerce and catalog sales. The Company’s George Foreman product lines, Comfort Zone by George Foreman™, George Foreman Signature Collection™ and GF Sport™, continued to increase during the third quarter of fiscal 2004, representing approximately 30% of the Company’s sales in the quarter as compared to 15% during the second quarter of fiscal 2004. The Company’s Rochester Big & Tall business generated approximately $600,000 of sales for the last two days of the third quarter.

Sales for only the Casual Male stores increased 3.3% to $67.9 million for the third quarter of fiscal 2004 as compared to $65.7 million for the third quarter of the prior year. Sales from the Casual Male catalog and e-commerce business decreased 7.1% to $6.7 million, as the Company anticipated, due to the elimination of the REPP Big & Tall catalog which represented approximately $1.0 million in sales for the third quarter of fiscal 2003.

For the nine months ended October 30, 2004, sales for the Casual Male stores increased 5.7% to $214.5 million as compared to $202.9 million for the nine months ended November 1, 2003. Sales from the Casual Male catalog business decreased 9.8% to $19.8 million for the nine months ended October 30, 2004 as compared to $21.9 million for the prior year, which again is attributable to the elimination of the REPP Big & Tall catalog which represented approximately $4.8 million for the nine months of the prior year.

Gross Profit Margin

For the third quarter of fiscal 2004, the gross margin rate for the Casual Male business, inclusive of occupancy costs, was 40.5%, which was a decrease of 0.7 percentage points as compared to a gross margin rate of 41.2% for the third quarter of fiscal 2003. This decrease was attributable to increased occupancy costs as a percentage of sales as a result of contractual lease increases and store growth. Merchandise margins for the third quarter of fiscal 2004 remained flat with the prior year’s third quarter.

For the nine months ended October 30, 2004, the gross margin rate for the Casual Male business, inclusive of occupancy costs, was 41.1% as compared to 41.2% for the nine months of the prior year. This slight decrease was due to a 0.4 percentage point increase in occupancy costs partially offset by a 0.3 percentage point increase in merchandise margins.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses as a percentage of sales for the third quarter of fiscal 2004 were 39.3% of sales as compared to 39.0% for the third quarter of fiscal 2003. For the nine months ended October 30, 2004, SG&A expenses as a percentage of sales were 39.0% as compared to 37.2% for the nine months ended November 1, 2003.

During the first half of fiscal 2004, the Company invested approximately $4.5 million in a national marketing campaign of George Foreman and the introduction of the George Foreman product lines of clothing. As the Company shifted its marketing strategy to direct marketing campaigns, the Company made further marketing investments in the third quarter of fiscal 2004 of approximately $1.0 million.

SG&A expenses for the third quarter of fiscal 2004 were also negatively impacted by approximately $0.7 million related to start-up costs associated with the Company’s 13 Sears Canada stores which opened during the quarter and approximately $0.3 million of expenses related to Sarbanes Oxley compliance and store repairs as a result of numerous hurricanes. Also during the third quarter of fiscal 2004, the Company benefited from the reversal of certain accrued liabilities as a result of revising estimates based on more recent experience which approximated $1.0 million.

Operating Income (Loss)

For the third quarter of fiscal 2004, the Casual Male business incurred an operating loss of $1.5 million compared to an operating loss of $0.1 million for the third quarter of fiscal 2003. For the nine months ended October 30, 2004, the operating loss for the Causal Male business was $0.9 million as compared to operating income of $3.9 million for the nine months ended November 30, 2003. As discussed above, the primary reason for the decrease in operating income was due to the up front marketing costs of $4.5 million incurred in the first half of fiscal 2004 to promote the George Foreman product lines.

OTHER BRANDED APPAREL BUSINESS – SEGMENT OVERVIEW

Other Branded Apparel business includes the results of operations, on a continuing basis, for the Company’s Levi’s®/Dockers® outlet stores and, through July 30, 2004, its Ecko Unltd.® outlet and retail stores. In fiscal 2002, the Company announced that it would be winding down its Levi’s®/Dockers® business with the intention to eventually exit the business completely. Through October 30, 2004, the Company has closed 59 Levi’s®/Dockers® Outlet stores. Accordingly, the operating results of these stores have been reclassified to discontinued operations and are discussed in more detail under “Consolidated Results of Operations- Discontinued Operations.”

Included in the table below are the operating results for the 44 Levi’s®/Dockers® outlet stores and, through July 30, 2004, the 29 Ecko Unltd.® stores. As discussed above, subsequent to the end of the third quarter of fiscal 2004, the Company sold 32 of its remaining 44 Levi’s®/Dockers® outlet stores. The remaining 12 Levi’s®/Dockers® stores are expected to be closed by the Company by the end of fiscal 2004.

(in millions)	For the three months ended		For the nine months ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Sales	$19.3	$24.9	$64.0	$61.1

Gross margin	5.0	8.2	15.3	16.1
Gross margin rate	25.9%	32.9%	23.9%	26.4%

Selling, general and administrative	2.9	5.3	12.9	13.7
Reversal of provision for the impairment of assets, store closings and severance	(0.6)	—	(0.6)	—
Depreciation and amortization	0.4	0.5	1.5	1.3

Operating income	$2.3	$2.4	$1.5	$1.1

CONSOLIDATED RESULTS OF OPERATIONS

(in millions)	For the three months ended		For the nine months ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Sales	$93.9	$97.9	$298.2	$285.9

Gross margin	35.3	38.3	111.5	108.6
Gross margin rate	37.6%	39.1%	37.4%	38.0%

Selling, general and administrative	32.2	33.8	103.4	97.4
Reversal of provision for impairment of assets, store closings and severance	(0.6)	—	(0.6)	—
Depreciation and amortization	2.9	2.2	8.1	6.2

Operating income	$0.8	$2.3	$0.6	$5.0

Sales

Sales for the third quarter of fiscal 2004 decreased 4.1% to $93.9 million as compared to $97.9 million for the third quarter of fiscal 2003. The decrease was primarily attributable to the continued closure of the Company’s Levi’s®/Dockers® outlet stores and the sale of its Ecko Unltd.® stores during the second quarter of fiscal 2004. This decrease was partially offset by a 2.2% increase in the Company’s Casual Male business.

Gross Profit Margin

For the third quarter of fiscal 2004, the gross margin rate was 37.6% compared to 39.1% for the third quarter of the prior year. For the nine months ended October 30, 2004, the gross margin rate was 37.4% as compared to 38.0% for the nine months ended November 1, 2003. These decreases in gross margin rates were principally due to lower gross margins in the Company’s Other Branded Apparel Business as a result of exiting the remaining Levi’s®/Dockers® outlet stores in that business segment.

Selling General & Administrative Expense

SG&A expenses for the third quarter of fiscal 2004 were 34.2% of sales on a consolidated basis, as compared to 34.5% for the third quarter of fiscal 2003. For the nine months ended October 30, 2004, SG&A expenses were 34.7% of sales as compared to 34.1% for the nine months ended November 1, 2003. As discussed above, the majority of the increase is due to approximately $4.5 million which was incurred in the fist six months of fiscal 2004 related to increased marketing dollars associated with the national launch of the George Foreman clothing lines.

Reversal of Provision for Impairment of Assets, Store Closings and Severance

During the third quarter of fiscal 2004, the Company recognized approximately $591,000 of income as a result of revised estimates on the Company’ remaining landlord obligations associated with its 2002 Store Closing Program. At October 30, 2004, the Company has $2.4 million in restructuring reserves for the remaining Levi’s®/Dockers® outlet stores which will either be sold or closed by the end of fiscal 2004.

Other Income (Expense), Net

As discussed above, for the nine months ended October 30, 2004, other income (expense) includes a gain of approximately $3.1 million related to the Company’s sale of its 50.5% joint venture interest in the Ecko Unltd.® stores to Ecko during the second quarter of fiscal 2004. This gain was offset by approximately $1.9 million of costs also incurred in the second quarter of fiscal 2004 related to the Company’s early prepayment of its 12% Senior Subordinated Notes, due 2010, in addition to a write-off of approximately $0.9 million related to previously incurred costs associated with the Company’s intended spin-off of its subsidiary, LP Innovations, Inc., which has been postponed due to lower than expected results of operations.

For the three and nine months ended November 1, 2003, other income (expense) includes the $425,000 of expenses incurred related to the Company’s early prepayment of $10.0 million of principal of its term loan with Back Bay Capital.

Interest Expense, Net

Net interest expense was $1.9 million for the third quarter of fiscal 2004 as compared to $3.1 million for the third quarter of fiscal 2003. For the nine months ended October 30, 2004, net interest expense was $6.0 million as compared to $9.0 million for the nine months ended November 1, 2003. These decreases were the result of the Company’s restructuring of its long-term debt in the second half of fiscal 2003. In the fourth quarter of fiscal 2003, the Company issued $100 million in 5% convertible notes, the proceeds of which were used to prepay the Company’s higher interest rate long-term senior subordinated notes, resulting in reduced interest costs.

Discontinued Operations

In accordance with the provisions of SFAS 144, the Company’s discontinued operations reflect the operating results for stores which have been closed as part of the Company’s plan to exit its Levi’s®/Dockers® business. The results for the third quarter and first nine months of fiscal 2004 and fiscal 2003 have been reclassified to show the results of operations for the Company’s Levi’s®/Dockers® outlet stores closed since the beginning of fiscal 2003. For more detail on the results of discontinued operations, see Note 6 to the Consolidated Financial Statements.

Income Taxes

At October 30, 2004, the Company had total gross deferred tax assets of approximately $46.3 million, which are fully reserved. These tax assets principally relate to federal net operating loss carryforwards that expire from 2017 through 2024. The ability to reduce the Company’s corresponding valuation allowance of $46.3 million in the future is dependent upon the Company’s ability to achieve sustained taxable income.

Net Loss

For the third quarter of fiscal 2004 the Company had a net loss of $1.4 million, or $0.04 per diluted share, as compared to a net loss of $1.2 million, or $0.03 per diluted share, for the third quarter of fiscal 2003. For the nine months ended October 30, 2004, the Company had a net loss of $6.4 million, or $0.18 per share, as compared to a net loss of $3.3 million, or $0.09 per share, for the nine months ended November 1, 2003. As discussed above, the primary reason for the decrease in operating results for fiscal 2004 was primarily due to the incremental marketing costs incurred in the first half of fiscal 2004 associated with the launch of the Company’s George Foreman product lines.

Inventory

At October 30, 2004, total inventory equaled $122.4 million compared to $98.7 million at January 31, 2004. The increase in inventory is due to an increase of approximately $19.1 million from Casual Male store growth and $14.6 million of inventory as a result of the Rochester Acquisition. These increases are partially offset by a reduction of approximately $10.0 million of inventory as a result of closed Levi’s®/Dockers® outlet stores and the sale of the Company’s interest in the Ecko Unltd.® stores. Inventory at October 30, 2004 is net of approximately $0.4 million in inventory reserves related to the Company’s exiting of its remaining Levi’s®/Dockers® outlet stores.

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

For the first nine months of fiscal 2004, cash used by operating activities was $6.6 million as compared to $1.6 million for the corresponding period of the prior year. Cash flow from operations was negative for the first nine months of fiscal 2004 as a result of seasonal working capital needs and increased marketing costs to fund the launch of the George Foreman product line.

In addition to cash flow from operations, the Company’s other primary source of working capital is its credit facility with Fleet Retail Group, Inc., which was most recently amended on October 29, 2004 in connection with the Rochester Acquisition (the “Amended Credit Facility”). The Amended Credit Facility continues to principally provide for a total commitment of $90 million with the ability to issue documentary and standby letters of credits of up to $20 million. The maturity date of the Amended Credit Facility was extended to October 29, 2007 and is subject to prepayment penalties through October 29, 2006. Borrowings under the Amended Credit Facility bear interest at variable rates based on Fleet National Bank’s prime rate or the London Interbank Offering Rate (“LIBOR”) and vary depending on the Company’s levels of excess availability. The amendment lowered the Company’s interest costs under the Amended Credit Facility by approximately 25 basis points depending on its level of excess availability. The Company’s ability to borrow under the Amended Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

At October 30, 2004, the Company had borrowings outstanding under the Amended Credit Facility of $51.5 million and outstanding standby letters of credit of $2.0 million, with no outstanding documentary letters of credit. Average borrowings outstanding under this facility during the first nine months of fiscal 2004 were approximately $24.7 million, resulting in an average unused excess availability of approximately $38.8 million.

In connection with the Rochester Acquisition, on October 29, 2004 the Company also entered into a three-year $7.5 million term loan with Fleet Retail Group, Inc. Such loan will require principal payments in the amount of approximately $1.9 million on each of the first two anniversaries of the loan with the remaining balance due at maturity. The term loan will accrue interest at the prevailing LIBOR rate plus 5% per annum.

Capital Expenditures

The following table sets forth the stores opened and related square footage at October 30, 2004 and November 1, 2003, respectively:

	At October 30, 2004		At November 1, 2003
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)

Casual Male Big & Tall retail and outlet stores	496	1,697.5	480	1,630.0
Levi’s®/Dockers® outlet Stores	44	429.7	57	540.0
Rochester Big & Tall (1)	22	171.9	—	—
Sears Canada	13	15.1	—	—
Ecko Unltd.® outlet stores	—	—	21	79.4

Total Stores	575	2,314.2	558	2,249.4

Total cash outlays for capital expenditures for the first nine months of fiscal 2004 were $15.4 million as compared to $8.9 million for the first nine months of fiscal 2003. Below is a summary of store openings and closings since January 31, 2004:

	Casual Male	Rochester Big & Tall	Sears Canada	Levi’s®/Dockers® outlet stores(2)	Ecko® Unltd. outlet stores	Total stores
At January 31, 2004	481	—	—	58	21	560
New outlet stores	3	—	—	—	8	11
New retail stores	12	—	13	—	—	25
Remodels	127	—	—	—	—	127
Relocations	7	—	—	—	—	7
Acquired (1)	—	22	—	—	—	22
Closed stores	—	—	—	(14)	—	(14)
Sold (3)	—	—	—	—	(29)	(29)

At October 30, 2004	496	22	13	44	—	575

(1)	On October 29, 2004, the Company completed its acquisition of Rochester Big & Tall Clothing, which included 22 retail store locations in addition to a direct to consumer business.
(2)	Subsequent to the end of the quarter, the Company sold 32 of its remaining Levi’s®/Dockers® outlet stores. The sale is discussed under “Management’s Discussion & Analysis of Financial Condition and Results of Operations – Summary of Significant Events”. The remaining 12 stores will be closed during the fourth quarter of fiscal 2004.
(3)	During the second quarter of fiscal 2004 the Company sold its 50.5% interest in the Ecko joint venture to its joint venture partner, Ecko.Complex, LLC.

In April 2004, the Company entered into an exclusive license agreement with Sears Canada, Inc., whereby the Company will operate Sears Casual Male Big & Tall stores located within Sears Canada stores. The Company will be responsible for the marketing, merchandising and selling of its big and tall men’s apparel. The merchandise will also feature the Company’s Comfort Zone by George Foreman™ product line. Through the third quarter of fiscal 2004, the Company has opened 13 Sears Casual Male Big & Tall stores and, if successful, will open up to an additional 67 stores in fiscal 2005. The Company’s capital investment in these stores, which will be approximately 1,000 square feet each, is limited to store fixtures.

The Company expects that its total capital expenditures for fiscal 2004 will be approximately $18.0 million, of which approximately $12.0 million will relate to store expansion. Included in store expansion are funds to remodel up to 175 of the Company’s existing Casual Male Big & Tall retail stores at an estimated $35,000 to $45,000 for each location, including store signage and fixtures. The Company currently plans to open a combination of 15 new Casual Male Big & Tall retail and outlet stores in fiscal 2004. Another $6.0 million of the 2004 budget is expected to be used for on-going MIS projects related to upgrading the Company’s infrastructure, including its merchandising systems and point of sale system.

For fiscal 2005, the Company expects to incur approximately $12-$13 million for store expansion which will include opening 10-15 new Casual Male stores and 2-3 Rochester Big & Tall stores. In addition, the Company expects to incur approximately $6 million for on-going MIS projects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, the financial position and results of operations of the Company are routinely subject to a variety of risks, including market risk associated with interest rate movements on borrowings and foreign currency fluctuations. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures.

Interest Rates

The Company utilizes cash from operations and the Amended Credit Facility to fund its working capital needs. The Amended Credit Facility is not used for trading or speculative purposes. In addition, the Company has available letters of credit as sources of financing for its working capital requirements. Borrowings under the Amended Credit Facility, which expires in October 29, 2007, bear interest at variable rates based on Fleet National Bank’s prime rate or the London Interbank Offering Rate (“LIBOR”). At October 30, 2004, the Company had an outstanding LIBOR contract with a rate of 4.29% and the interest rate on its prime based borrowings was 4.75%. Based upon a sensitivity analysis as of October 30, 2004, assuming average outstanding borrowing during fiscal 2004 of $24.7 million, a 50 basis point increase in the prime based interest rates would have resulted in a potential increase in interest expense of approximately $124,000.

Foreign Currency

The Company’s Sears Canada store locations conduct business in Canadian dollars. If the value of the Canadian dollar against the U.S. dollar weakens, the revenues and earnings of these stores will be reduced when they are translated to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of October 30, 2004, sales from the Company’s Sears Canada stores were immaterial to consolidated sales. As such, the Company believes that movement in foreign currency exchange rates will not have a material adverse affect on the financial position or results of operations of the Company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of October 30, 2004, the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended October 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in the legal proceedings reported in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on August 4, 2004. The matters submitted to a vote of the Company’s stockholders were (i) the election of eight directors, and (ii) the ratification of Ernst & Young LLP as independent auditors for the Company for the current fiscal year.

(i)	The Company’s Stockholders elected eight directors to hold office until the 2005 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The results of the voting were as follows:

Directors	Votes FOR	Votes AGAINST
Seymour Holtzman	30,207,662	67,707

David A. Levin	30,266,358	9,011

Alan S. Bernikow	29,977,583	297,786

Jesse Choper	29,977,583	297,786

James Frain	30,160,977	114,392

Frank J. Husic	28,955,440	1,319,929

Joseph Pennacchio	30,055,600	219,769

George T. Porter, Jr.	20,923,892	9,351,477

(ii)	The Company’s stockholders also ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the current fiscal year. The results of the voting were as follows:

Votes FOR	Votes AGAINST	Votes ABSTAINED
30,021,976	252,702	691

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Forth Amended and Restated Loan and Security Agreement dated October 29, 2004, by and among Fleet Retail Group, Inc., as Administrative Agent and Collateral Agent, the Lenders identified herein, the Company, as Borrowers’ Representative and the Company and Designs Apparel, Inc. as Borrowers.

10.2	Executive Incentive Program for fiscal year ending January 29, 2005, as amended August 26, 2004.

10.3	Asset Purchase Agreement by and among the Company and Rochester Big & Tall Clothing, Inc., dated as of August 18, 2004.

10.4	Asset Purchase Agreement by and among the Company, Designs JV, LLC, Designs Apparel, Inc. and Hub Holding Corp., dated as of November 24, 2004.

10.5	Amendment to Consulting Agreement, dated as of August 26, 2004, between the Company and Jewelcor Management, Inc.

10.6	Employment Agreement dated October 29, 2004 between the Company and Robert L. Sockolov (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 4, 2004, and incorporated herein by reference). *

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain cautionary statements of the Company to be taken into account in conjunction with consideration and review of the Company’s publicly-disseminated documents (including oral statements made by others on behalf of the Company) that include forward-looking information (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 14, 2004, and incorporated herein by reference).*

*	Previously filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.

Date: December 9, 2004	By:	/S/ DENNIS R. HERNREICH
Dennis R. Hernreich
Executive Vice President and Chief Financial Officer