Form 10-K
period 2005-01-29
CASUAL MALE RETAIL GROUP INC
filed 2005-04-11
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005 (Fiscal 2004)	Commission File Number 0-15898

CASUAL MALE RETAIL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2004, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $156.1 million, based on the last reported sale price on that date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily determinative for other purposes.

The registrant had 34,229,255 shares of Common Stock, $0.01 par value, outstanding as of March 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III.

CASUAL MALE RETAIL GROUP, INC.

Index to Annual Report on Form 10-K

Year Ended January 29, 2005

PART I.

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Annual Report are generally located in the material set forth under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Annual Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause the Company’s actual results to differ materially from such forward-looking statements. The Company encourages readers to refer to the Company’s Current Report on Form 8-K, previously filed with the Securities and Exchange Commission on April 8, 2005, which identifies certain risks and uncertainties that may have an impact on future earnings and the direction of the Company.

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

Item 1.     Business

Casual Male Retail Group, Inc. together with its subsidiaries (the “Company”) is the largest specialty retailer of big & tall men’s apparel with retail operations throughout the United States, Canada and London, England. The Company operates 492 Casual Male Big & Tall stores, 13 Casual Male at Sears Canada stores, 22 Rochester Big & Tall stores and a direct to consumer business, which includes a catalog business and two e-commerce sites. Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Casual Male Retail Group, Inc. and its consolidated subsidiaries. The Company refers to its fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003 as “fiscal 2004”, “fiscal 2003” and “fiscal 2002”, respectively.

HISTORY

The Company was incorporated in the State of Delaware in 1976 under the name Designs, Inc. Until fiscal 1995, the Company operated exclusively Levi Strauss & Co. branded apparel mall and outlet stores. In fiscal 1995, the Company began seeing limited growth opportunities with Levi Strauss & Co. and started to embark on several private label diversification strategies.

While implementing these strategies, but with limited opportunity to expand its mature Levi’s®/Dockers® business, in May 2002 the Company acquired the Casual Male business from Casual Male Corp. at a bankruptcy court-ordered auction. At the time of the acquisition, Casual Male was the largest retailer of men’s clothing in the big & tall market in the United States. As a result of the acquisition and in view of the significance of it to the growth and future identity of the Company, on August 8, 2002 the Company’s name was changed to “Casual Male Retail Group, Inc.”

The Company saw significant opportunities to grow the Casual Male business, such as:

•	in general the Casual Male brand had previously been under managed;
•	its expense base was high;
•	little or no capital investment had been made in the Casual Male business for a number of years, and therefore was operating on ineffective, legacy computer systems;
•	the merchandise assortments in the store were not targeted to Casual Male’s broad market;

•	the stores had not been properly maintained;
•	there was no multi-channel operating strategy for its under-achieving direct-to-consumer business; and
•	there lacked any strategic initiative to expand its market share.

Since May 2002, the Company has been implementing its strategic turnaround plan to re-position Casual Male to become the premier global specialty men’s apparel retailer catering to the big & tall niche market. At the same time the Company continued to see considerable deterioration in its Levi’s®/Dockers® business and in fiscal 2002 the Company announced that it would downsize and eventually exit the Levi’s®/Dockers® business.

FISCAL 2004 DEVELOPMENTS

In fiscal 2004, the Company continued to make considerable strides toward completing its three-year turnaround plan of becoming the premier global operator of big & tall men’s apparel.

•	Acquisition of Rochester Big & Tall Clothing. In October 2004, the Company acquired substantially all of the assets of Rochester Big & Tall Clothing (“Rochester”). While Casual Male focuses on the moderate segment of the big & tall apparel business, Rochester is the only upscale retailer focusing on customers shopping at the high-end price point of the market. As part of the acquisition, the Company acquired 22 retail stores, 21 located in major cities in the United States and one in London, England, in addition to a growing catalog and e-commerce business. Rochester operates under three different store formats; 19 Rochester Big & Tall stores, 2 Rochester Sport stores and one California Big & Tall Outlet store. This acquisition provided the Company with an opportunity to increase its market share in the men’s big & tall apparel business and with only 22 retail stores, the Company believes that there are many opportunities for store and internet growth. The Company expects to open three stores in fiscal 2005 and sees significant opportunities to open additional stores in the next few years. The Company believes that the addition of the Rochester business will be immediately accretive to the financial growth of the Company as a result of the synergies that will occur from the integration of the two businesses.

•	Casual Male Shops in Sears Canada. During fiscal 2004, the Company opened, on a test basis, 13 Casual Male license shops in Sears Canada department stores and within the next fiscal year, the Company anticipates that its merchandise also will be available through Sears Canada’s catalog and e-commerce site. The Company saw this opportunity as a way to enter and test the international big & tall market with relatively low risk and minimal capital.

•	George Foreman Exclusive License Agreement. In Spring 2004, the Company launched a national marketing campaign introducing its George Foreman clothing collections. Based on the positive response and the Company’s interest to grow the product lines, in June 2004 the Company expanded its license agreement for the exclusive rights to the George Foreman clothing collection to include worldwide rights. At the same time, two additional three-year extension options were added to the license agreement, potentially extending the relationship to 2018.

•	Divesture of its Other Branded Apparel Businesses. In July 2004, the Company sold its interest in its Ecko Joint Venture to Ecko.Complex, LLC and in November 2004, the Company completed the wind-down of its Levi’s®/Dockers® business through the sale of 32 of its remaining Levi’s®/Dockers® outlet stores to Hub Holding Corp., an affiliate of Sun Capital Partners, Inc. The combined proceeds from both of these transactions approximated $21.0 million and are more fully discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview.” The completion of these two transactions resulted in the Company being able to focus its attention solely on its strategic plan to be the premier global operator in the Big & Tall market.

•

Systems Implementation.    In July 2004, after extensive planning and testing, the Company completed its first phase of its information technology infrastructure plan by fully implementing its new merchandising and distribution applications. These new systems greatly enhance the Company’s merchandise and inventory management capabilities, and enable more effective and efficient distribution to the Company’s stores and customers. Furthermore, having completed the first phase of its infrastructure plan, the Company proceeded with its plan to update its obsolete point-of-sale store systems, install a customer relationship management application to more effectively manage and utilize its customer database and introduce a loyalty program, implement a store channel and merchandise assortment planning tool to micro-manage its store merchandise assortments to optimize the sales performance of its store locations, and transition its direct-to-consumer business onto the same systems platform as its retail business to the benefit of its customers for a seamless multi-channel operation.

Since the Casual Male acquisition, the Company had operated in two segments, its “Casual Male business” and its “Other Branded Apparel businesses.” With the completion of the sales of its Other Branded Apparel businesses and the acquisition of Rochester, beginning in fiscal 2005, the Company will operate as a single segment, “Big & Tall Apparel Business.” This segment will include the operations of both its Casual Male and Rochester businesses.

BIG & TALL APPAREL BUSINESSES

The Company is a multi-channel retailer offering high quality apparel for the big & tall customer. The Company offers its merchandise to customers through diverse selling and marketing channels, including over 492 retail and outlet stores, which operate under the names “Casual Male Big & Tall®” and “Casual Male Big & Tall Outlet” stores, 22 retail stores operating under the name “Rochester Big & Tall”, its catalogs and e-commerce sites. The Casual Male customer is a consumer of primarily moderately priced branded and private label casual sportswear and dresswear. The Rochester customer is a consumer of fine quality, designer and branded menswear, priced at exceptional value and supported with excellent customer service.

Industry

The NPD Group, a leading marketing information provider, estimates that the men’s big & tall apparel market, which includes pants with a waist size 44” and greater, as well as tops sized 1X and greater, generated approximately $5.3 billion in sales in 2002. This highly fragmented market represents approximately 13% of the overall men’s apparel business. In 2002, sales of men’s big & tall apparel increased 1.4%, while overall men’s apparel sales declined 0.7%. Growth in this segment has been driven by rapidly changing market demographics. In fiscal 2002, 64% of U.S. adults were overweight or obese, up from 56% six years prior. Additionally, in 2001, 49 states classified 15% or more of their total adult population as obese, versus four states in 1991. Moreover, 29 states classified 20% or more of their total adult population as obese. According to the Center for Disease Control, the rate of obesity for the under-30 age group is growing faster than any other segment of the population. These statistics suggest that there is a significant gap between the market share of the big & tall apparel market and the overall percentage of the population classified as obese.

The men’s big & tall apparel market is currently served by a variety of retailers, including department stores, mass merchandisers and specialty stores. These stores typically offer a limited assortment of sizes and styles. By offering the widest selection of sizes and styles, the specialty channel has gained significant market share, accounting for 26.2% of men’s big & tall apparel sales in 2002 versus 22.7% in 1998.

Multi-Channel Strategy

The Company strategy is to appeal to all of its customers by providing multiple ways to shop. The Casual Male customer is often a destination shopper when it comes to purchasing apparel for himself. For customers that are somewhat uncomfortable in a traditional shopping environment, the Company offers them the opportunity to shop through its catalogs and e-commerce sites.

Casual Male Big & Tall retail stores.    At January 29, 2005, the Company operated 424 Casual Male Big & Tall full-price retail stores, located primarily in strip centers, power centers or stand-alone locations. These stores target the middle-income customer seeking good quality at moderate prices. These stores offer a broad selection of basic sportswear, other casual apparel, dress wear, accessories as well as a full collection of the Company’s exclusive George Foreman collections. The average Casual Male store is approximately 3,450 square feet and has approximately $181 in sales per square foot annually.

Casual Male Big & Tall outlet stores.    At January 29, 2005, the Company operated 68 Casual Male Big & Tall outlet stores designed to offer a wide range of casual clothing for the big & tall customer at prices that are generally 20-25% lower than those offered at it retail stores. Most of the merchandise in the Company’s outlet stores is offered with the purchasing interests of the value-oriented customer in mind. Approximately 20% of the merchandise in the outlet stores originates from the retail stores and serves as a distribution channel for clearance and other slow moving inventory. The average Casual Male outlet store is approximately 3,150 square feet and has approximately $166 in sales per square foot annually.

Rochester Big & Tall retail stores.    At January 29, 2005, the Company operated 22 Rochester Big & Tall retail stores, located in major cities through the United States and one store in London England. The Rochester Big & Tall stores provide the customer with high end merchandise from well recognized brands. The average Rochester store is approximately 7,800 square feet and has approximately $390 in sales per square foot annually.

Casual Male at Sears Canada stores.    At January 29, 2005, the Company operated 13 Casual Male stores located within Sears Canada stores. The average Sears Canada Casual Male store is approximately 1,150 square feet and has approximately $150 in sales per square foot annually.

For fiscal 2005, the Company intends to open a combination of 10 new Casual Male outlet and retail stores and 3 new Rochester Big & Tall retail stores.

During fiscal 2004, the Company implemented a remodeling program to update between 300 to 350 of its aging Casual Male Big & Tall retail stores over a two year period. The remodeling program includes replacing carpeting, repainting the store and otherwise repairing parts of the store, where needed. In addition, certain stores received updated fixtures and signage to maintain consistent presentation standards. During fiscal 2004, the Company completed the remodel of 158 of its Casual Male Big & Tall retail stores. To date, the average cost to remodel these stores approximated $40,000 per store. The Company anticipates that it will remodel an additional 50 stores in fiscal 2005.

Catalogs.    The Company’s “Casual Male Big & Tall” catalog offers an assortment of merchandise similar to what is available in the stores, but also offers a broader selection of brands, styles and sizes. The Company issued 23 editions of its catalog in fiscal 2004 and circulated a total of 5.5 million catalogs producing over $5.00 of sales per book. In fiscal 2005, the Company intends to increase the number of editions and increase its circulation by approximately 20%. Beginning in March 2005, the Company will for the first time include approximately 880,000 of its retail store customers in its catalog distribution.

In fiscal 2004, the Company introduced the Premier catalog focusing on extended lines of national designer brands carried in the Casual Male Big & Tall catalog. The premier catalog offered increased assortments in Cutter & Buck, Axis, Polo Ralph Lauren, George Forman Signature and other national brands.

In fiscal 2004, the Company completed the phase out of the Repp Big & Tall catalog. The Repp Big & Tall catalog was an extension of the Repp Ltd. Big & Tall stores, which were previously owned and subsequently closed by Casual Male Corp., prior to the Company’s acquisition.

As part of the Rochester acquisition, the Company also acquired the “Rochester Big & Tall” catalog business. Because there are currently only 22 Rochester Big & Tall retail locations, which may not be accessible for many of the Rochester customers, Rochester’s catalog business is a significant portion of its Rochester business. The catalog offers an assortment of clothing that is similar to what can found in its retail stores, with a broader selection in most cases. The Company intends to mail approximately 5 million Rochester Big & Tall catalogs during fiscal 2005 estimated to generate over $3.50 per book.

As part of the phase out of the Repp catalog, the Company was only able to convert 20% of its customers to the Casual Male Big & Tall catalogs. Due to the higher end merchandise that Rochester carries, the Company believes that the “Rochester Big & Tall” catalog will appeal more to its Repp catalog customers. As such, one of the benefits of the Rochester acquisition will be the sharing of its customer lists. In Spring 2005, the Company will send its “Rochester Big & Tall” catalog to its 130,000 previous Repp catalog customers.

In-bound calls and order fulfillment for the Company’s catalog are currently handled at its distribution center. See “Distribution” below.

E-Commerce.    The Company currently has two e-commerce websites: www.casualmale.com and www.rochesterclothing.com.

The Casual Male site offers substantially the same merchandise as is offered in its Casual Male and Premier catalogs. The Company currently processes and fulfills orders from its website through its distribution center. The Company sees the internet as a significant growth opportunity. During fiscal 2004, the Casual Male website had a sales increase of 57% which followed a 49% increase from the prior year.

The Company anticipates that this e-commerce website will continue to grow and is exploring other business opportunities and relationships. On March 1, 2005, the Company acquired the domain name www.bigandtall.com. This site will be integrated with both the Casual Male and Rochester websites and is expected to generate additional traffic.

Similar to the Repp Catalog, the company completed the closure of its Repp Big & Tall website during the first quarter of fiscal 2005.

Merchandise

Casual Male Business.    The Casual Male stores offer an extensive selection of quality sportswear, dress clothing and footwear for the big & tall male customer at moderate prices. Over 50% of the Casual Male merchandise is basic or fashion-neutral items, such as jeans, casual slacks, tee-shirts, polo shirts, dress shirts and suit separates. The Casual Male customer is primarily interested in comfort and fit, more so than price. As such, Casual Male’s clothing has features specifically designed for our customer, such as waist-relaxer pants, stretch belts, zipper ties, wide band socks, neck-relaxer shirts and clothing with comfort-stretch technology and reinforced stress points. Independent tests have shown that the Company’s merchandise is among the highest in quality of all major brands.

During Spring 2004, the Company launched its new line of men’s big & tall apparel featuring Comfort Zone by George Foreman™, Signature Collection by George Foreman™ and GF Sport by George Foreman™ in its Casual Male stores, catalog and on its Casual Male e-commerce site.

•	Comfort, fit and technology are the driving force behind the creation of the Comfort Zone by George Foreman™ apparel line. Offering exclusive features that provide comfort and performance combined with uncompromising style, now big & tall men can find casualwear and dresswear that fits their lifestyle. Comfort Zone by George Foreman™ apparel features Casual Male comfort technologies with our patent-pending Neck-Relaxer shirt, Waist-Relaxer pants, Jacket-Relaxer suit separates and Dry-Action wicking polo.
•	The Signature Collection unites George Foreman’s impeccable flair for style and fashion with the comfort and fit that Casual Male is known for—creating a new collection of contemporary menswear that appeals to discriminating, style-conscious big & tall men. The George Foreman Signature Collection includes tuxedo separates, dress pants, sportcoats, silk shirts, sweaters and mercerized cotton tees.

George Foreman branded apparel represented approximately 28% of Casual Male’s revenues for fiscal 2004. Over the past year, the Company has converted some of its merchandise, which previously sold under its “Harbor Bay” private label, to its George Foreman collection, resulting in sales increases ranging from 20% to 50% depending on the product.

The Company intends to continue exploring other assortment additions to the George Foreman apparel line depending on performance and adaptation of existing assortments to include comfort zone features.

In addition, the Company successfully introduced several well-known brands of merchandise during fiscal 2004 with merchandise margins similar to its private label program. During fiscal 2004, this branded merchandise represented approximately 80% of the Company’s merchandise mix, which includes the George Foreman brand. The Company carries a wide range of well-known brand name merchandise including, Izod, Polo Jeans Co., Perry Ellis Portfolio®, Geoffrey Beene®, Sean John®, Sketchers®, Levi’s®, Dockers®, Calvin Klein and others. In addition, Casual Male launched an exclusive Reebok® big & tall collection in Fall 2004. Accordingly, the Casual Male’s private label Harbor Bay merchandise assortments were significantly reduced during fiscal 2004, representing only 20% of the merchandise assortments.

Stores are merchandised to showcase entire outfits by lifestyle, including traditional, functional active, young men’s, dresswear and contemporary. This format allows the Company to merchandise key items and seasonal goods in prominent displays, makes coordinating outfits easier for the customer and encourages multi-item purchases. This lifestyle layout also allows the Company to better manage store space in each market to target local demographics. Stores are clustered to meet the demographic needs of customers by climate and ethnicity. The key item strategy is also fully integrated by lifestyle, allowing the Company to focus on merchandise presentation and offer its customers a compelling value proposition. By taking advantage of volume purchasing discounts, the Company is able to promote these key items across the entire chain without sacrificing gross margins.

The Company’s initiative to add extended sizing in tall sizes in core programs for Spring 2004 has resulted in doubling the penetration of these sizes to the total. Casual Male intends to offer additional extended sizes in core programs for fiscal 2005.

To improve upon the Company’s capabilities to plan and replenish its merchandise assortments according to the age and demographic characteristics of each market, Casual Male adopted the Arthur product planning methodologies in fiscal 2004, as well as installed and implemented the E3 replenishment application. Both of these applications are part of the JDA Enterprise Portfolio. These new applications have not only improved upon Casual Male’s merchandise planning capabilities, but have also enabled it to better manage size requirements for each store.

Rochester Business.    Rochester Big & Tall stores carry a broad selection of quality apparel, at higher price points, from well-know branded manufacturers such as Polo Ralph Lauren, Burberry, Ermenegildo Zegna, Axis, Cutter &Buck and Versace Classic. The Rochester customer is able to find a wide range of apparel from casual activewear to dressy suits. These stores cater to their customers, offering a personal shopper type experience, with experienced staff that have a strong knowledge of the merchandise and services such as on-site tailoring.

Marketing and Advertising

The Company’s marketing department creates and implements a wide variety of national, regional and local advertising, direct marketing and sales promotion programs. These television, radio, direct mail and e-mail programs are designed to increase sales and customer awareness of the Casual Male brand name. A strong component to the marketing budget is direct mail campaigns to Casual Male’s customer base. Approximately 70% of all sales were captured in the Company’s customer database in fiscal 2004. This allows continuous communication with the Company’s customers both for promotional events as well as relationship programs such as the birthday club and new customer programs. The Company maintains the largest customer database of purchasers of big & tall clothing. In addition, local store marketing activities occur on a regular basis and include store opening events and in-store promotion programs.

In fiscal 2004, the Company spent 50% of its marketing program in the first half of the year on television in connection with the Company’s national launch of its exclusive George Foreman clothing collections. This type of marketing was necessary in order to attract new customers and introduce them to the Casual Male brands, including its George Foreman brand product lines. With George Foreman’s name associated with Casual Male, public relations was a key element of the Spring campaign. These efforts resulted in over 100 million consumer impressions through television, print and radio ads.

During the second half of the year, the Company identified new ways to mine their customer database and implemented a “Reactivation” direct mail program. The program was geared toward customers who had not recently shopped one of the Company’s Casual Male stores and might not be familiar with the broad selection of well-known brands that the stores offered. The results were positive generating 50,000 former customers to visit Casual Male and purchase during the holiday 2004 season. Based of the successful performance of their direct mail program during the latter half of fiscal 2004, the Company plans to allocate approximately 73% of its fiscal 2005 marketing dollars to include continued reactivation programs as well as mailing their catalog to retail shoppers to both expose customers to the breadth of assortment at Casual Male as well as drive traffic into the stores.

By Fall 2005, the Company expects to have in place a new customer relationship management system, including a loyalty program. This will allow the Company to expand its level of communication, and pertinent customer information will be available at the store level, with the goal of servicing the customer better. With the customer database maintained at the corporate office, Casual Male will have daily results on its direct marking efforts and will have the ability to respond to business immediately. Casual Male in conjunction with NSB, their software partner, will be the first to develop and utilize a new customized personal digital assistant, or PDA, allowing this customer profile information to be portable on the sales floor to assist through the entire sales process.

Advertising and marketing costs for the Casual Male businesses represented approximately 7.3% of the revenue from the Casual Male business in fiscal 2004. This includes creating and distributing 5.5 million catalogs, over 25 million retail direct mail pieces and all in-store signage for its 492 Casual Male stores, as well as supporting e-commerce efforts.

Competition

The Company’s Big & Tall Apparel specialty business faces competition from a variety of sources, including department stores, other specialty stores, discount and off-price retailers, as well as other retailers that sell big & tall merchandise. While the Company has successfully competed on the basis of merchandise selection, favorable pricing, customer service and desirable store locations, there can be no assurances that other retailers will not adopt purchasing and marketing concepts similar to those of the Company. In addition, discount retailers with significant buying power, such as Wal-Mart, J.C. Penny and Target, represent a source of competition for the Company.

The United States men’s big & tall apparel market is highly competitive with many national and regional department stores, specialty apparel retailers, single market operators and discount stores offering a broad range of apparel products similar to those of the Company. Besides retail competitors, the Company considers any casual apparel manufacturer operating in outlet malls throughout the United States to be a competitor in the casual apparel market. The Company believes that it is the only national operator of apparel stores focused on the men’s big & tall market, the next largest specialty retailer being Dahle’s, which operates 12 stores.

The catalog business has several competitors, including the King Size Catalog (which is owned by Redcats USA, a wholly owned subsidiary of Pinault-Printemps-Redoute, SA of France ) and J.C. Penny’s Big & Tall Collection catalog.

DISTRIBUTION

All of the Company’s distribution operations are centralized in the Company’s headquarters and distribution center located in Canton, Massachusetts.

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

In fiscal 2003, the Company partnered with United Parcel Services (“UPS”) to improve upon its distribution methods and reduce shipping costs as a result of not having to use third party trucking companies. By utilizing UPS, the Company is able to track all deliveries from the warehouse to the individual stores, including the status of in-transit shipments.

In fiscal 2004, the Company implemented Manhattan Associates’ PKMS warehousing application for its distribution center systems, which is expected to significantly streamline its distribution processes, enhance in-transit times, and significantly reduce distribution costs. In addition, Casual Male has slightly altered its distribution strategy as it relates to seasonal merchandise to allow for replenishment of styles at the color and size level which is intended to optimize sales opportunities and minimize end of season clearance markdowns. This seasonal merchandise distribution strategy requires significantly higher volume of individual piece processing, a more costly distribution method in contrast to carton handling. However, in conjunction with the installation of a more efficient PKMS warehousing application, the Company also updated its processes in order to optimize the new system capabilities in areas such as receiving, cross-dock handling, put-away, and picking which will include the use of scanning equipment. Accordingly, in spite of the shift in distribution strategy to include the more costly piece replenishment, Casual Male’s distribution costs are expected to decrease with the installation of new systems and the adoption of updated process flows.

Currently, the Company’s recently acquired Rochester business does not benefit from these enhanced warehousing systems. Prior to the Company’s acquisition, the Rochester stores received a significant portion of their merchandise as drop-shipments from various vendors and were only receiving deliveries approximately once a month, resulting in frequent out-of-stock positions and poor inventory management. Even though the Rochester business has not been fully integrated with the Company’s new warehousing applications, the stores have been added to the distribution rotation enabling them to receive merchandise twice a week. Once the Rochester stores are fully integrated into the Company’s infrastructure, which is planned for the third quarter of fiscal 2005, the Company believes that there will be significant cost savings and a more effective inventory management system.

MANAGEMENT INFORMATION SYSTEMS

Since the Company’s acquisition of the Casual Male business in May 2002, one of the Company’s primary goals has been to upgrade and enhance legacy systems with best practice applications to enable substantial operating efficiencies.

At the time of the acquisition, the Casual Male business operated primarily on an IBM mainframe platform. The mainframe based system included an internally supported enterprise retail system and a human resource/payroll application. The Company’s then-existing e-commerce/catalog fulfillment infrastructure operated on a Hewlett-Packard environment on software from Ecometry, and the remainder of its business operated on an IBM AS/400 platform. The Company’s financial systems were supported by a client server environment.

Presently, the Company’s management information systems consist of a full range of retail merchandising and financial systems which include merchandise planning and reporting, distribution center processing, inventory allocation, sales reporting, and financial processing and reporting. The Company’s system integration project has been completed. The Company’s Casual Male business operates primarily on an IBM AS/400 platform, with the e-commerce/catalog business on the HP environment.

In February 2003, the Company completed the conversion of the Casual Male business to its Lawson Financial System. Management now has several tools with which to manage the business on a consolidated level in a more efficient and effective manner. During fiscal 2003, the Company implemented the JDA E3 Advanced Replenishment system for the Casual Male business. This system was integrated with the existing Casual Male business mainframe platform in an effort to improve sales opportunities and better manage inventories of basic merchandise.

During fiscal 2004, the Company completed the systems integration work to upgrade its merchandising systems to the JDA Portfolio Solutions, specifically the MMS Merchandise Management System, E3 Advanced Replenishment, Retail Ideas Data Warehouse, and Arthur Merchandise Planning and Advanced Allocation systems. In addition, the Company also converted its distribution system to Manhattan Associates’ PKMS distribution system. With these systems in place, the Company is now implementing advanced planning methodologies allowing the Company to manage product assortments down to the store level.

To implement these initiatives, the Company spent approximately $14.0 million since the acquisition, primarily on system enhancement, implementation and maintenance. With the systems fully implemented, the Company expects to be able to improve sales, better manage inventory levels and streamline operations by:

•	Sharing information with vendors through EDI (electronic data interchange);
•	Reducing merchandise in-transit times;
•	Creating more advanced methods to replenish inventory;
•	Improving information databases and data availability;
•	Improving methods of inventory management and planning;
•	Enhancing distribution productivity and capacity;
•	Planning store merchandise assortments; and
•	Reducing MIS related corporate overhead.

Currently, all of the Company’s stores have point-of-sale terminals supplied by Fujitsu and NCR. The Casual Male business is supported by a point-of-sale (“POS”) business application provided by Triversity. The POS applications capture daily transaction information by item, color and size. The Company utilizes barcode technology in tracking sales, inventory and pricing information. Communication between the corporate headquarters and all stores is facilitated on a daily basis through the use of an electronic mail system.

The Company has already moved into the second phase of its plan, which includes upgrading to a state-of-the-art POS and register system in all of its Casual Male store locations. This new system will include a multitude of features including Customer Relationship Management (“CRM”) tools that will enable the Company to track customer buying habits and provide it with the ability to target customers with specific offers and promotions. In March 2004, the Company announced that it signed a license agreement with NSB Group for its Connected Retailer® Store and Customer Relationship Management Solutions. Once installed, the Company will be able to roll-out its plan for an effective loyalty program for its customers, the goal of which is to have a million customers involved in the program by the end of fiscal 2005. The Company expects the roll-out of this project to its stores will begin in Spring 2005 and expects it to be completed during Summer 2005. The Company believes that these efforts can lead to new customers as well as a more loyal customer base. Once complete, the Company’s sales associates will have an array of information available about their customers. Through the use of wireless, hand-held PDAs, the Company’s sales associates will be able to access the CRM database real-time providing them with valuable information on each customer’s buying patters, preferences and sizes. This project is anticipated to cost approximately $5.0 million.

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

The Company’s Rochester business is currently supported by AS/400 applications that are over 20 years old. The Company plans to convert the Rochester stores to the Casual Male system environment by the third quarter of fiscal 2005.

The Company utilizes a Microsoft 2000 Server / Windows 2000 Desktop environment running on a local area network to communicate and work-share within its corporate headquarters. The Company also utilizes the services of ADP, an outside payroll processing provider, to prepare, distribute and report its weekly payroll.

LP INNOVATIONS, INC.

LP Innovations, Inc. (“LPI”), an 85% owned subsidiary of the Company, which was acquired by the Company in May 2002 as part of its Casual Male acquisition, is a national provider of loss prevention solutions to companies in the retail industry. LPI’s loss prevention services include in-store audits, employee investigations, employee training and awareness, and specially designed software. Through LPI’s subsidiary, Securex LLC (“Securex”), LPI also sells and installs security equipment and alarm and security central monitoring, allowing LPI to provide a comprehensive loss prevention solution to its clients.

LPI’s clients have historically included small, mid-sized and large retail chains in the specialty, grocery, apparel, office supplies, sporting goods and numerous other segments of the retail industry. LPI currently has approximately 60 loss prevention retail clients representing over 5,000 retail locations. In excess of 65% of these retail clients have contracted for a component of LPI’s full outsource loss prevention services, while the balance of the retail clients have contracted for individual services, such as in-store audits or in-store employee investigation. For fiscal year 2004, LPI generated total revenues of approximately $11.5 million and a net loss of approximately $1.2 million. Loss prevention services generated revenues of approximately $7.7 million, or 67.3% of LPI’s total revenues, with the remaining $3.8 million generated by Securex. Included in LPI’s total revenues of $11.5 million are revenues of $1.4 million generated by services provided to the Company by LPI, or 12.0% of total revenues. Such intercompany transactions between LPI and the Company are eliminated for purposes of consolidation.

SEASONALITY

Consistent with the retail industry, the Company’s business is seasonal, traditionally generating the largest volume of its sales during the Father’s Day selling season in June and the Christmas selling season in December. The Casual Male outlet business traditionally generate the largest volume volumes during the back-to-school selling season in August and the Christmas selling season in December. The majority of the Company’s operating income is generated in the fourth quarter as a result of the impact of the Christmas selling season.

TRADEMARKS/TRADEMARK LICENSE AGREEMENTS

The Company owns several servicemarks and trademarks relating to its Casual Male business, including Casual Male® and “Casual Male Big & Tall®”, “Rochester Big & Tall”, “Rochester Sport”, “Harbor Bay®”, “GF Sport By George Foreman™”, “Comfort Zone by George Foreman™”, “George Foreman Signature Collection™” and “Signature Collection By George Foreman™” The Company also has a U.S. patent for an extendable collar system, which is marketed as “Neck Relaxer™.”

EMPLOYEES

As of January 29, 2005, the Company employed approximately 2,950 associates, of whom 1,479 were full-time personnel. The Company hires additional temporary employees during the peak Fall and Holiday seasons. None of the Company’s employees is represented by any collective bargaining agreement.

AVAILABLE INFORMATION

The Company’s corporate website is www.cmrginc.com. The Company makes available, free of charge, through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company has electronically filed such material with, or furnished such materials to, the Securities and Exchange Commission. The SEC maintains an internet site that contains reports, proxy and information statements, and other information for issuers that file electronically with the SEC at http://www.sec.gov.

Item 2.     Properties

The Company’s corporate offices and distribution center are located at 555 Turnpike Street in Canton, Massachusetts. The facility is located on 37 acres of land and is owned by Designs Canton Property Corp., a wholly owned subsidiary of Designs Canton Holdings, Inc., which is an indirect wholly owned consolidated subsidiary of the Company. The property, which was acquired by the Company as part of its Casual Male acquisition in May 2002, is subject to an outstanding mortgage of $9.8 million at January 29, 2005. The mortgage is secured by the real estate and the buildings. The building contains about 750,000 square feet, which includes approximately 150,000 square feet of office space.

The Company remains liable on its lease, which expires in January 2006, for its previous corporate offices located at 66 B Street, Needham, Massachusetts. In January 2003, the Company entered into a sublease agreement with its loss prevention subsidiary, LP Innovations, Inc. (“LPI”), pursuant to which LPI leases approximately 19,000 square feet of the total 80,000 square feet of this facility. The sublease agreement will expire on December 31, 2005.

As of January 29, 2005, the Company operated 424 Casual Male Big & Tall retail stores, 68 Casual Male Big & Tall outlet stores, and 22 Rochester Big & Tall retail stores. All of these stores are leased by the Company directly from shopping center owners. The store leases are generally five years in length and contain renewal options extending their terms to between 5 and 10 years. Following this discussion is a listing by state of all store locations open at January 29, 2005.

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

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Expenditures.”

Store locations by State at January 29, 2005

Casual Male Big & Tall Retail and Outlet stores (Outlets denoted by an asterisk)

Alabama	California, cont.	Florida, cont.	Illinois, cont.	Maryland, cont.
Foley*	San Leandro	Miami	Tuscola*	Rockville
Hoover	Santa Ana	No. Miami Beach	Vernon Hills	Waldorf
Huntsville	Santa Clara	Ocala
Mobile	Santa Rosa	Orange Park	Indiana	Massachusetts
Montgomery	Stockton	Orlando (3)	Edinburgh*	Burlington
Tuscaloosa	Temecula	Pembroke Pines	Evansville	Dedham
	Tracy*	Pensacola	Fort Wayne	Framingham
Arizona	Tulare	Pompano Beach	Greenwood	Hanover
Chandler	Upland	Sarasota	Indianapolis (3)	Medford
Mesa	Vacaville*	St. Augustine*	Lafayette	North Attleboro
Phoenix (3)	Valencia	Stuart	Merrillville	North Dartmouth
Tempe*	Victorville	Tampa (2)	Michigan City*	Saugus
Tucson (2)	West Covina	Vero Beach*	Mishawaka	Seekonk
	Woodland Hills	West Palm Beach	Muncie	Shrewsbury
Arkansas				Tyngsboro
Ft. Smith	Colorado	Georgia	Iowa	West Springfield
Jonesboro	Castle Rock*	Alpharetta	Davenport	Wrentham*
Little Rock	Colorado Springs	Augusta	Clive
	Glendale	Calhoun*	Marion	Michigan
California	Littleton	Commerce*	Williamsburg*	Ann Arbor
Bakersfield	Lone Tree	Duluth		Battle Creek
Camarillo*	Loveland*	Kennesaw	Kansas	Birch Run*
Culver City	Westminster	Lake Park*	Olathe*	Dearborn
Daly City		Macon	Overland Park	Flint
Dublin	Connecticut	Morrow	Topeka	Grand Rapids
El Cajon	Danbury	Savannah	Wichita	Howell*
Emeryville	East Haven	Smyrna		Lansing
Escondido	Fairfield	Stone Mountain	Kentucky	Lathrup Village
Folsom*	Groton	Tucker	Bowling Green	Madison Heights
Fremont	Hamden		Florence	Monroe*
Fresno	Manchester	Illinois	Lexington	Novi (Detroit)
Fullerton	Milford	Bloomingdale	Louisville (2)	Portage
Gilroy*	Waterbury	Bloomington		Port Huron*
Glendale	West Hartford	Champaign	Louisiana	Redford Township
Laguna Hills	Westbrook*	Chicago (3)	Baton Rouge	Roseville
Lake Elsinore*	Wethersfield	Evergreen Park	Bossier City	Saginaw
Lakewood		Fairview Heights	Gonzalez*	Southfield
Lawndale	Delaware	Gurnee*	Lafayette	Southgate
Long Beach	Dover	Harwood Heights	Metairie	Utica
Los Altos	Reboboth Beach*	Hodgkins		Warren
Los Angeles	Wilmington	Hometown	Maine	Waterford
Modesto		Joliet	Bangor	Westland
Northridge	Florida	Lansing	Kittery*
Ontario*	Altamonte Springs	Matteson	South Portland	Minnesota
Orange	Boca Raton	Melrose Park		Albertville*
Oxnard	Boynton Beach	Naperville	Maryland	Blaine
Palm Desert	Brandon	Niles	Annapolis	Burnsville
Pasadena	Daytona Beach	North Riverside	Baltimore (2)	Duluth
Pleasant Hill	Fort Lauderdale	Oakbrook Terrace	Columbia	Maplewood
Riverside	Ft. Myers	Orland Park	District Heights	Richfield
Roseville	Gainesville	Peoria	E. Baltimore	Roseville
Sacramento (2)	Hialeah	Rockford	Frederick	West St. Paul
Salinas	Jacksonville	Schaumburg	Glen Burnie	Woodbury
San Bernardino	Lakeland	Skokie	Greenbelt
San Diego	Largo	Springfield	Hagerstown*
San Jose (2)	Lauderdale Lakes	St. Charles	Largo

Casual Male Big & Tall Retail and Outlet stores, continued
Mississippi	Nevada	Ohio	South Carolina	Virginia
Jackson	Henderson	Akron	Anderson	Alexandria
Gulfport*	Las Vegas (2)	Boardman	Charleston	Charlottesville
	Reno	Burbank*	Columbia (2)*	Fairfax
Missouri		Canton	Florence	Fredericksburg
Chesterfield	New York	Cincinnati	Gaffney*	Hampton
Columbia	Albany	Columbus (5)*	Greenville	Lightfoot*
Independence	Bayshore L.I.	Fairlawn	Myrtle Beach*	Manassas
Kansas City	Bronx	Jeffersonville*	Spartanburg	Norfolk
Richmond Heights	Brooklyn (3)	Lyndhurst		Richmond (2)
St. Ana	Camillus	Mansfield	South Dakota	Roanoke
St. Louis	Carle Place	Mentor	Sioux Falls	Sterling
St. Peters	Centerreach	Miamisburg (2)		Virginia Beach
Springfield	Cheektowaga	Niles	Tennessee	Woodbridge*
Branson*	Elmhurst	North Olmsted	Antioch
Osage Beach*	Fresh Meadows	North Randall	Chattanooga	Washington
Warrentown*	Greece	Springdale	Jackson	Auburn*
	Greenburgh	Toledo	Knoxville	Bellevue
Nebraska	Irondequoit	Trotwood	Lakeland*	Lynnwood
Lincoln	Johnson City		Memphis (2)	Seattle
Omaha (3)	Lake George*	Oklahoma	No. Memphis	Spokane
	Massapequa	Oklahoma City (2)	Pigeon Forge*	Tacoma
New Hampshire	Nanuet	Tulsa
Salem	New York		Texas	Wisconsin
Manchester	Niagara Falls*	Oregon	Amarillo	Brookfield
Tilton*	Northport	Beaverton	Arlington	Brown Deer
	Patchogue	Eugene	Austin	Grand Chute
New Jersey	Poughkeepsie	Lincoln City*	Beaumont	Green Bay
Bloomfield	Riverhead*	Portland	College Station	Greenfield
Cherry Hill	Rochester	Salem	Conroe*	Johnson Creek*
Deptford	Staten Island		Corpus Christi	Kenosha*
E. Brunswick	Tonawanda	Pennsylvania	Dallas (2)	Madison
East Hanover	Valley Stream	Altoona	El Paso	Mosinee*
East Rutherford	Victor	Bridgeville	Fort Worth
Eatontown	Waterloo*	Erie	Hillsboro*	West Virginia
Hazlet	Yonkers	Franklin Mills	Houston (6)	Barboursville
Jackson*		Gettysburg*	Humble	South Charleston
Lawrenceville		Grove City*	Hurst
Linden	North Carolina	Harrisburg	Irving
May’s Landing	Asheville	King Of Prussia	Laredo
Menlo Park	Burlington*	Lancaster*	Lewisville
Paramus	Charlotte	Langhorne	Lubbock
Riverton	Fayetteville	Philadelphia (3)*	Mesquite
Secaucus	Greensboro	Pittsburgh (2)	Midland
Somerville	Greenville	Scranton	Pasadena
Succasunna	Pineville	Springfield	Plano
Toms River	Raleigh	Tannersville	San Antonio (3)
Totowa	Smithfield*	West Mifflin	San Marcos*
Union	Wilmington	Whitehall	Selma
West Berlin	Winston-Salem	Wilkes Barre	Shenandoah
		Willow Grove	Sunset Valley
New Mexico		Wyomissing	Tyler
Albuquerque (2)		York	Waco
	North Dakota		Webster
	Fargo	Rhode Island
		Warwick	Vermont
S. Burlington

Rochester Big & Tall stores	Sears Canada Stores

Southwest	Alberta
Phoenix, AR	Calgary – Downtown
Beverley Hills, CA	Calgary- 14th Ave
Costa Mesa, CA	Calgary – South Centre
Fresno, CA	Edmonton – Kingsway
Sacramento, CA	Edmonton – Southgate
San Francisco (2), CA
San Jose, CA	British Columbia
San Mateo, CA	Vancouver
Walnut Creek, CA
Las Vegas, NV
Dallas, TX	Ontario
Houston, TX	Kitchener
Windsor
Pickering
Southeast	London
Aventura, FL	Toronto
Atlanta, GA	Etobicoke
Washington D.C.	Scarbough

North
Chicago, IL
Boston, MA
New York, NY
Seattle, WA
Southfield, MI

International
London, England

Item 3.    Legal Proceedings

In October 2003, a class action lawsuit was filed against the Company in California Superior Court. The complaint alleged, among other things, that the Company failed to pay overtime compensation and to provide meal and rest breaks to the Company’s California store managers for the period May 14, 2002 through the present. Subsequently, in a lawsuit filed in United States District Court, Northern District of California, the case was expanded to include all Casual Male managers nationwide. The lawsuit seeks unpaid overtime, meal and rest period penalties, waiting time penalties and injunctive relief under the Fair Labor Standards Act (“FLSA”) and the California Labor Code. The California claims were consolidated into the federal court action and the state court lawsuit was dismissed. No class has been certified, and the parties are currently conducting initial discovery and preparing for mediation. Casual Male hopes to resolve this case at mediation. However, if that is not possible, the Company has strong factual and legal defenses and plans to defend the claims vigorously. There can be no assurances, however, that such claims will not be successful in whole or in part.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal 2004.

PART II.

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is listed for trading on the NASDAQ National Market under the symbol “CMRG.”

The following table sets forth, for the periods indicated, the high and low per share closing sales prices for the Common Stock, as reported on the Nasdaq consolidated reporting system.

Fiscal Year Ended January 31, 2004	High	Low
First Quarter	$4.43	$2.28
Second Quarter	6.20	4.12
Third Quarter	8.99	5.86
Fourth Quarter	9.42	6.38

Fiscal Year Ended January 29, 2005	High	Low
First Quarter	$10.57	$6.36
Second Quarter	9.95	5.92
Third Quarter	6.50	4.89
Fourth Quarter	5.77	4.32

As of April 7, 2005, based upon data provided by independent shareholder communication services and the transfer agent for the Common Stock, there were approximately 272 holders of record of Common Stock.

The Company has not paid and does not anticipate paying cash dividends on its Common Stock. In addition, financial covenants in the Company’s loan agreement may restrict dividend payments. For a description of these financial covenants see Note C to the Notes to the Consolidated Financial Statements.

Item 6.    Selected Financial Data

Selected Financial Data-Historical Results

	Fiscal Years Ended (1),(2)
	January 29, 2005 (Fiscal 2004)(3)		January 31, 2004 (Fiscal 2003) (3)		February 1, 2003 (Fiscal 2002) (3)		February 2, 2002 (Fiscal 2001) (3)		February 3, 2001 (Fiscal 2000) (3)
	(In millions, except per share, weighted average shares and operating data)
INCOME STATEMENT DATA:
Sales	$365.0		$339.3		$247.6		$—		$—
Gross profit, net of occupancy costs	150.4		140.2		104.8		—		—
Selling, general and administrative	132.5		115.6		80.3		—		—
Provision for impairment of assets, store closings and severance	—		—		5.1	(6)	—		—
Depreciation and amortization	9.9		7.5		6.1		—		—

Operating income	8.0		17.1		13.3		—		—
Other (income) expense, net	(0.3	) (4)	14.1	(5)	—
Interest expense, net	8.0		11.2		9.1		—		—

Income (loss) from continuing operations before minority interest and taxes	0.3		(8.2)		4.2		—		—
Minority interest	(0.7)		0.3		0.2		—		—
Provision for income taxes	—		—		8.0	(6)	—		—

Income (loss) from continuing operations	$1.0		$(8.5)		$(4.0)		$—		$—
Income (loss) from discontinued operations	0.5	(4)	(3.6	) (5)	(34.8	) (6)	(7.9	) (7)	3.2

Net income (loss)	$1.5	(4)	$(12.1)		$(38.8)		$(7.9)		$3.2

Income (loss) per share from continuing operations -basic and diluted	$0.03		$(0.24)		$(0.16)		$—		$—
Net income (loss) per share- basic and diluted	$0.04		$(0.34)		$(1.54)		$(0.54)		$0.20
Weighted average shares outstanding:
for net income (loss) per share-basic	34,511		35,702		25,117		14,486		16,015
for net income(loss) per share-diluted	36,733		35,702		25,117		14,486		16,292

BALANCE SHEET DATA:
Working capital	$22.2		$48.4		$(4.0)		$13.3		$16.3
Inventories	79.9		98.7		103.2		57.7		57.7
Property and equipment, net	74.7		68.3		64.1		20.9		18.6
Total assets	267.8		272.7		266.9		90.9		95.1
Long term debt	117.8		122.4		51.0		—		—
Stockholders’ equity	77.0		80.8		91.1		42.4		49.8

OPERATING DATA:
Net sales per square foot	$171		$179		$183		$195		$192
Number of stores open at fiscal year end	527		560		556		102		102

(1)	The Company’s fiscal year is a 52 or 53 week period ending on the Saturday closest to January 31. The fiscal year ended February 3, 2001 included 53 weeks.

(2)	The results for fiscal 2004 include the effect, since October 30, 2004, of the acquisition of Rochester Big & Tall Clothing. The results for fiscal 2002 include the effect, since May 14, 2002, of the acquisition of Casual Male Corporation and certain of its subsidiaries.

(3)	In fiscal 2004, the Company completed the closure of its Levi’s®/Dockers® business through the sale of 32 stores and the closure of the remaining 26 stores. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has shown the results of its Levi’s®/Dockers® business for all periods as discontinued operations. Accordingly, certain prior-year amounts on the Income Statement Data have been reclassified to discontinued operations to conform to the current-year presentation. Since the Company’s business consisted only of the Levi’s®/Dockers® business in fiscal 2001 and fiscal 2000 there were no continuing operations on a restated basis for those fiscal years.

(4)

The results for fiscal 2004 include other income of $0.3 million related to the $3.1 million gain on the Company’s sale of its 50.5% interest in the Ecko Unltd.® stores to Ecko.Complex, LLC, offset partially by approximately $1.9 million of costs incurred in the second quarter of fiscal 2004 related to the Company’s prepayment of its 12% Senior Subordinated Notes, due 2010, in addition to a write-off of approximately $0.9 million related to previously incurred costs associated with the Company’s intended spin-off of its subsidiary LP Innovations, Inc. which was postponed in fiscal 2004. Discontinued operations for fiscal 2004 include a gain of $1.2 million recognized from the sale of the Company’s 32 Levi’s®/Dockers® outlet stores and reversal of approximately $2.5 million of restructuring reserves associated with these stores.

(5)	The results for fiscal 2003 include a charge of approximately $14.1 million, primarily related to the write-off of costs and prepayment penalties incurred in connection with the Company’s prepayment of its long-term debt. Included in discontinued operations for fiscal 2003 is the reversal of $646,000 of restructuring liabilities related to excess reserves established for landlord settlements.

(6)	The results for fiscal 2002 include $33.3 million in charges taken in the second and fourth quarters of fiscal 2002 related to the downsizing of the Levi’s® and Dockers® business, the integration of Casual Male and the exiting of the Company’s Candies® outlet store business. Of the $33.3 million in charges, approximately $28.2 million is included as part of discontinued operations. As a result of the restructuring and its impact on the operating profitability of the Company, results for fiscal 2002 also included a non-cash charge of $8.0 million to further reduce the carrying value of certain deferred tax assets.

(7)	Included in discontinued operations for fiscal 2001 is a special non-cash charge of $8.1 million recorded by the Company in the fourth quarter of fiscal 2001 to reduce the carrying value of certain deferred tax assets. Due to the general weakness of the economy during fiscal 2001, which resulted in reduced earnings as compared to the prior year, the full realizability of certain tax assets could not be assured. Accordingly the Company established additional reserves against those assets.

Selected 5 Year Financial Data for the Big & Tall Apparel Business

The following table provides historical financial information for the Big & Tall Apparel Business for the past five fiscal years, and includes the operating results from the Company’s Casual Male business and since October 29, 2004, the operating results of Rochester. Information for the Company’s Casual Male business prior to May 14, 2002 is according to the financial records of Casual Male Corp., the predecessor company.

	Fiscal Years Ended
	January 29, 2005 (Fiscal 2004)	January 31, 2004 (Fiscal 2003)	February 1, 2003 (Fiscal 2002) (1)	February 2, 2002 (Fiscal 2001)(1)	February 3, 2001 (Fiscal 2000)
(in millions, except store count)

OPERATING INCOME:

Sales	$352.4	$319.2	$329.2	$332.4	$408.0
Gross profit, net of occupancy costs	146.5	132.5	140.1	142.3	162.4
Selling, general and administrative	127.9	109.3	116.0	123.3	126.8
Depreciation and amortization	9.2	6.7	8.5	7.4	10.1
Operating income	$9.4	$16.5	$15.6	$11.6	$25.5

Store count	527	481	467	473	598

(1)	In August 2001, Casual Male Corp. initiated a store-closing plan in conjunction with its bankruptcy proceedings. The Company has excluded the operating results, if any, of these store closings for Fiscal 2002 and Fiscal 2001.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

As noted above, this Annual Report on Form 10-K, including, without limitation, this Item 7, contains “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation those risks and uncertainties set forth in the Company’s Current Report on Form 8-K, previously filed with the SEC on April 8, 2005, which you are encouraged to read. The following discussion and analysis of our financial condition and results of operations should be read in light of those risks and uncertainties and in conjunction with our accompanying Consolidated Financial Statements and Notes thereto.

EXECUTIVE OVERVIEW

Summary

During fiscal 2004, the Company continued to make significant progress on completing its three-year turnaround plan for its Casual Male business which it acquired in fiscal 2002. The Company’s objective since acquiring the Casual Male business was to become the premier retailer in the big & tall industry by (1) improving upon operating efficiencies with lower operating costs and replacement of Casual Male’s antiquated systemic infrastructure, (2) updating Casual Male’s merchandise assortments with a balanced mix of branded and private label merchandise addressing the wardrobe needs of its niche consumer base and (3) divesting the Company’s other businesses to enable strategic focus towards the Company’s core business. The Company made substantial steps this year towards achieving its overall goal by clearly defining the Company and its business. In the past year, the Company completed the divestiture of its other non-core businesses and as of January 29, 2005 solely operated as a big & tall men’s apparel retailer. Expanding upon its core big & tall men’s apparel presence and providing added leverage to its existing operating and infrastructure base, the Company also acquired Rochester Big & Tall Clothing (“Rochester”), a 22 store chain with operations in major cities in the United States, including a store in London, England, and opened 13 Casual Male shops located within Sears Canada stores. At the same time, Casual Male updated its merchandise assortments with a blend of fashion-appropriate branded merchandise balancing its private label assortments. In addition, the Company successfully implemented the first phase of its infrastructure improvements by replacing its legacy merchandise and distribution systems with industry best practice applications.

Although the Company’s operating margin suffered during the year, dropping from 5.2% to 2.7% due primarily to investments made in marketing, the Company believes that it has positioned itself for significantly improved results in future periods. During the fourth quarter of fiscal 2004, operating income from its core big & tall men’s apparel business improved over 20% from the prior year. The Company expects its operating income to continue to grow as its gross margins improve as a result of improved inventory management methods resulting from its updated systemic operating capabilities.

George Foreman Launch

As part of its strategy to add branded merchandise to its assortments, during the first quarter of fiscal 2004, the Company launched its George Foreman clothing collections, which performed to the Company’s expectations, representing approximately 28% of revenues in its first year. Based on the success of the product lines, in the second quarter of fiscal 2004, the Company renegotiated its license agreements with George Foreman resulting in the opportunity to extend the relationship through 2018. In addition, the amendments provided the Company with the opportunity to expand the product lines internationally. These agreements are discussed in detail in Note H to the Notes to the Consolidated Financial Statements.

Rochester Acquisition

On October 29, 2004, the Company completed the acquisition of substantially all of the assets of Rochester Big & Tall Clothing (the “Rochester Acquisition”). The purchase price was $15.0 million in cash and the assumption of bank and subordinated debt of approximately $5.0 million, in addition to the assumption of identified operating liabilities such as accounts payable and accrued liabilities. There is a potential payment over a three-year period of an additional $4.0 million, which is subject to an earn-out provision. The Company financed the transaction with a $7.5 million term loan from Bank of America Retail Group, Inc. (formerly known as Fleet Retail Group, Inc.) together with borrowings on its existing credit facility, which was amended in connection with the acquisition. See “Liquidity and Capital Resources” for more discussion on the Company’s credit facility.

The Company expects that the acquisition of the Rochester business, which includes 22 retail stores, a catalog business and a growing e-commerce business, will provide an incremental $70 million of revenue to the Company on an annualized basis. The Rochester stores cater to the high-end customer generating average transactions of over $400 as compared to the average $75 per transaction for the Company’s Casual Male business, which offers high quality merchandise at affordable prices. As a result, the Company expects that the average annual revenues of a Rochester store for fiscal 2005 will approximate $2.3 million in sales as compared with $650,000 for an average Casual Male store.

The Company believes that the Rochester business has significant growth opportunities and, together with the operating and cost synergies that will be realized as a result of the acquisition, the Company expects the Rochester stores to be accretive to the Company’s overall profitability.

Sale of Ecko Joint Venture Interest and Markdown Allowance Agreement

With a strategic plan in place to grow its Casual Male business, the Company decided to exit its joint venture with Ecko.Complex, LLC (“Ecko”). From March 2002 and through July 30, 2004, the Company operated a joint venture with Ecko under which the Company, a 50.5% partner, owned and managed retail outlet stores bearing the name Ecko Unltd.® and featuring Ecko® brand merchandise. For financial reporting purposes, Ecko’s 49.5% ownership in the joint venture was included in the Company’s consolidated financial statements as a minority interest, through July 30, 2004.

On July 30, 2004, the Company sold to Ecko its 50.5% interest in the joint venture for a purchase price of $800,000 in cash and a secured promissory note in the principal amount of $6.2 million. The secured promissory note accrued interest at 8% annually and was secured by all of the membership interests of the former joint venture and substantially all of its assets. This note required Ecko to make monthly principal payments to the Company of $516,667 plus interest, commencing August 31, 2004. As of January 29, 2005, the promissory note had been paid in full. Through January 2005, the Company received fees based on a percentage of sales for providing transitional services to the joint venture related to its operating and accounting systems.

Pursuant to a mark-down allowance agreement entered into on July 30, 2004, Ecko also executed and delivered an additional secured promissory note for $1.0 million as a markdown allowance with respect to purchases of certain goods made by the Company from Ecko. The secured promissory note accrued interest at 8% annually and was also secured by all of the membership interests of the former joint venture and substantially all of its assets. This note required Ecko to make monthly principal payments in the amount of $83,333 plus interest commencing August 31, 2004. As of January 29, 2005, Ecko had paid the note in full.

Sale of Levi’s®/Dockers® Business

Since fiscal 2002, the Company has been in the process of winding down its Levi’s®/Dockers® business with the intention to eventually exit the business completely. In fiscal 2004, the Company completed this through the closure of 26 stores and the sale of its remaining 32 store locations. On November 24, 2004, the Company entered into an Asset Purchase Agreement with Hub Holding Corp., an affiliate of Sun Capital Partners, Inc. (“Hub Holding”), pursuant to which the Company sold the 32 Levi’s®/Dockers® outlet stores to Hub Holding. The sale price was approximately $12.8 million in cash. Subsequently, in January 2005, the Company also received $325,000 as part of an earn out payment based on the stores’ financial performance through January 31, 2005. In connection with the sale, Hub Holding assumed all outstanding accounts payable and accrued liabilities incurred in the ordinary course of business, including the remaining lease obligations for these 32 store locations. The Company recognized a gain on the sale of $1.2 million, which was included in discontinued operations for the fourth quarter and fiscal year 2004. In addition, results from discontinued operations included income of approximately $2.5 million related to the reversal of restructuring reserves established in fiscal 2002 related to the closure of these stores which were no longer needed as a result of the sale. See Note J, “Discontinued Operations” to the Notes to the Consolidated Financial Statements for additional information.

SEGMENT REPORTING

Since the Casual Male acquisition, the Company has operated its business as two reportable business segments: (i) the Casual Male business and (ii) Other Branded Apparel businesses. The Company’s Other Branded Apparel business has historically included the results of operations of the Company’s Levi’s®/Dockers® outlet business and the Company’s Ecko Unltd.® joint venture. With the completion of the Company’s closure and sale of its remaining Levi’s®/Dockers® outlets in fiscal 2004 and the sale of its interest in the Ecko Unltd.® joint venture, going forward the Company will operate under one business segment, “Big & Tall Apparel.” This segment will include the operations of the Company’s Casual Male and Rochester businesses. For purposes of discussion, Other Branded Apparel will only reflect the operations of the Company’s Ecko Unltd.® joint venture. See Note N of the Notes to Consolidated Financial Statements for complete disclosure of the financial results of each segment.

STORE CLOSINGS/DISCONTINUED OPERATIONS

In accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), results of operations for the Company’s Levi’s®/Dockers® outlet stores which have been closed over the past three fiscal years have been presented as discontinued operations. The discontinued operations of these stores include related write-downs for the impairment of assets and costs to liquidate inventory. Accordingly, the Company has reclassified all prior year results for such closed stores to conform with the current period presentation of discontinued operations.

RESULTS OF OPERATIONS

Since the Company’s Big & Tall Apparel business is the only continuing segment of the Company’s operations, the following discussion of the results of operations will first review the segment results of the Big & Tall Apparel business and will conclude with a consolidated review of the Company’s results. In addition, because the actual results for the Big & Tall Apparel only include the results of operations for its Casual Male business from May 14, 2002, the date of acquisition, the following discussion will also include pro forma results for fiscal 2002, assuming that the acquisition of Casual Male occurred on February 3, 2002. Management believes that this additional information is necessary in order to provide a complete and balanced discussion of the results of operations for this segment for fiscal 2004 as compared to fiscal 2003 and 2002. Management also believes that the inclusion of this information helps investors gain a better understanding of the Company’s core operating results and future prospects, consistent with how management measures and forecasts the Company’s performance, especially when comparing such results to previous periods or forecasts. The following pro forma financial tables were prepared based on available information using assumptions that the Company’s management believes are reasonable. The pro forma results do not purport to represent the actual results of operations that would have occurred if the Casual Male acquisition had occurred on February 3, 2002, and are not necessarily indicative of the results that may be achieved in the future.

BIG & TALL APPAREL BUSINESS – SEGMENT OVERVIEW

The following discussion includes the results of operations for the Company’s Casual Male business and, since October 30, 2004, the results of operations from its recently acquired Rochester business, as well as the Company’s catalog and e-commerce businesses.

For the fiscal year: (in millions)	Actual Fiscal 2004	Actual Fiscal 2003	Actual Fiscal 2002	Pro Forma Fiscal 2002
Sales	$352.4	$319.2	$242.7	$329.2

Gross margin	146.5	132.5	102.7	140.1
Gross margin rate	41.6%	41.5%	42.3%	42.6%

Selling, general and administrative	127.9	109.3	79.1	116.0
Depreciation and amortization	9.2	6.7	6.0	8.5

Operating income	$9.4	$16.5	$17.6	$15.6

For the fourth quarter ended:	Actual	Actual	Actual
(in millions)	Fiscal 2004	Fiscal 2003	Fiscal 2002
Sales	$118.2	$94.5	$94.9

Gross margin	50.3	40.0	40.7
Gross margin rate	42.6%	42.3%	42.9%

Selling, general and administrative	37.4	30.0	27.4
Depreciation and amortization	2.6	1.8	3.0

Operating income	$10.3	$8.2	$10.3

Sales. Sales for fiscal 2004 were $352.4 as compared to $319.2 million in fiscal 2003. The increase of $33.2 million was due to the addition of the Company’s Rochester business which contributed $21.1 million to total sales in fiscal 2004 and a comparable store sales increase for fiscal 2004 of 4.4%. This 4.4% comparable store sales increase includes comparable sales for the Rochester stores, since the date of acquisition of October 30, 2004, against their same store base from the prior year. Comparable store sales include retail stores that have been open for at least one full fiscal year together with the e-commerce and catalog sales.

Over the past eighteen months the Company has shifted its Casual Male merchandise from being predominantly private label, with its Harbor Bay label representing approximately 70% in the past, to carrying mostly well-known brands, which include its George Foreman clothing collections. Branded merchandise, together with the George Foreman merchandise, represented approximately 89% of the revenues. The Company believes that this shift to a blend of branded merchandise with private label merchandise greatly contributed to the Company’s 4.4% comparable store increases, while at the same time maintaining similar merchandise margins. In addition, the Company’s e-commerce business continued its significant growth during the year with an increase of more than 55%, which was in addition to a similar increase in fiscal 2003.

During fiscal 2004, the Company also completed the phase-out of its Repp catalog and e-commerce business. The Company was able to convert approximately 20% of those customers to its Casual Male catalog and e-commerce site. With the acquisition of Rochester Big & Tall and its growing e-commerce and catalog operations, the Company expects to grow the higher end segment of the men’s big & tall apparel business.

Sales for fiscal 2003 were $319.2 million as compared to sales of $242.7 million in fiscal 2002. This increase in sales of $76.5 million was due to the fact that fiscal 2003 represented a full year of revenue as compared to fiscal 2002, which reflected revenue only from May 14, 2002, the date of the Casual Male acquisition. Compared to pro forma sales for fiscal 2002 of $329.2 million, total sales for fiscal 2003 decreased 3.0% and comparable store sales decreased 1.3%. In addition, the Company discontinued its Repp catalog title during fiscal 2003, which resulted in an approximate 2% loss of sales as compared to fiscal 2002.

Gross Margin. The Big & Tall Apparel business gross margin rate for fiscal 2004 was 41.6% as compared to 41.5% for fiscal 2003 and 42.3% for fiscal 2002. This increase of 0.1 percentage points over fiscal 2003 was due to a stable merchandise margin for the Casual Male business and the addition of the Rochester stores, which had slightly higher gross margins.

For fiscal 2003, the Company was able to maintain strong merchandise margins throughout fiscal 2003 as a result of stable initial margins and strong inventory management in spite of sales shortfalls. However, the gross margin rate in fiscal 2003 dropped primarily due to the sales decrease and the de-leveraging of its occupancy costs.

With improved inventory management capabilities provided from its newly installed systems, the Company expects to grow its gross margins in fiscal 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) as a percentage of sales for fiscal 2004, 2003 and 2002 (on a pro-forma basis) were 36.3%, 34.2%, and 35.2%, respectively. The SG&A rate during 2004 increased by over 200 basis points as a result of the marketing investments associated with the launch of the

George Foreman brand. In the first quarter of fiscal 2004, the Company launched a nationwide campaign to announce the introduction of its George Foreman clothing collection and to re-introduce Casual Male Big & Tall. The Company incurred approximately $4.5 million of additional marketing funds toward this advertising campaign in the first half of fiscal 2004. As the Company shifted its marketing strategy to direct marketing campaigns in the latter half of fiscal 2004 the Company incurred further marketing investments. For the year, the Company increased its marketing costs by approximately $6.5 million, representing much of the increase in Casual Male’s SG&A costs for fiscal 2004. These marketing initiatives are discussed under “Business – Marketing.”

In the previous two years, Casual Male’s SG&A expenses, excluding SG&A costs associated with Rochester and the marketing investment discussed above, dropped by approximately 2% and since the acquisition in May 2002, Casual Male’s SG&A, excluding marketing expenses, has dropped by almost 20% on an average store basis from Casual Male’s SG&A levels prior to the acquisition. In addition, as the Rochester business becomes integrated into the Company’s upgraded and enhanced infrastructure, the Company estimates that approximately $3.0 to $4.0 million in additional cost savings will be recognized over the next eighteen months.

The increase in SG&A costs as a percentage of sales of 1.6 percentage points for fiscal 2003 (34.2% of sales) as compared to actual costs in fiscal 2002 (32.6% of sales) is primarily due to the weighted impact of a full year’s of expenses which includes the first quarter, which historically runs at a higher percentage of sales then the remainder of the year. In addition, in the fourth quarter of fiscal 2003, the Company also started to increase its marketing spend in connection with its new merchandising initiatives and its George Foreman product lines.

For fiscal 2005, the Company expects that its SG&A on an average store basis will remain constant as a result of its continued cost savings from its infrastructure initiatives, which were discussed more fully under “Business- Management Information Systems.”

Operating Income. The Big & Tall Apparel business had operating income of $9.4 million in fiscal 2004 as compared to $16.5 million in fiscal 2003 and $17.6 million in fiscal 2002. On a pro forma basis, operating income for fiscal 2002 was $15.6 million, which includes an operating loss for the first quarter of fiscal 2002. The decrease in operating income in fiscal 2004 as compared to fiscal 2003 was principally due to increased SG&A costs attributable to advertising costs incurred in connection with the national launch of the George Foreman collections. For the fourth quarter of fiscal 2004, the Big & Tall Apparel business produced an increase in operating income of approximately 26% on a sales increase of approximately 25%. Reflected in the results for fiscal 2004 and fiscal 2003 are the overhead costs associated with the Company, on a consolidated basis, which therefore includes overhead costs to operate its Other Branded Apparel businesses. In fiscal 2002, because the Casual Male business and the then Designs business were separate, the SG&A overhead was specifically allocated to each segment.

OTHER BRANDED APPAREL BUSINESS – SEGMENT OVERVIEW

The following segment information includes the results of operations for the Company’s Ecko Unltd.® outlet stores which it operated through July 30, 2004.

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Total sales	$12.6	$20.1	$4.9
Gross margin	3.9	7.7	2.0
gross margin rate	31.0%	37.8%	40.8%
Selling, general and administrative	4.6	6.3	1.2
Depreciation and amortization	0.7	0.8	0.1

Operating income (loss)	$(1.4)	$0.6	$0.7

In fiscal 2002, the Company started its joint venture with Ecko.Complex, LLC to open and operate Ecko Unltd.® outlet stores. In fiscal 2002, the Company generated partial year revenues of $4.9 million for the six Ecko Unltd.® stores it opened that fiscal year. In fiscal 2003, the Company opened an additional 15 Ecko Unltd.® stores and generated revenues of $20.1 million with an operating profit of $0.6 million. In fiscal 2004, the Company made a strategic decision to focus on the growth of its Casual Male business and to exit out of its joint venture with Ecko. The results for fiscal 2004 include sales of $12.6 million for the first six months of the year and an operating loss of $1.4 million. The $3.1 million gain recognized on the sale is included in “Other income (expense)” on the Consolidated Statement of Operations for the fiscal 2004.

CONSOLIDATED RESULTS OF OPERATIONS

				Pro Forma
	Fiscal 2004	Fiscal 2003	Fiscal 2002	Fiscal 2002
Sales	$365.0	$339.3	$247.6	$334.1
Gross margin	150.4	140.2	104.8	142.1
gross margin rate	41.2%	41.3%	42.3%	42.5%

Selling, general and administrative	132.5	115.6	80.3	117.2
Provision for impairment of assets store closing and severance	—	—	5.1	5.1
Depreciation and amortization	9.9	7.5	6.1	8.6

Operating income	$8.0	$17.1	$13.3	$11.2

SALES

Fiscal 2004 to Fiscal 2003

Sales for fiscal 2004 increased $25.7 million, or 7.6%, as compared to fiscal 2003. This increase was due to a comparable store sales increase from its Casual Male business of 4.4% and the addition of the Rochester business since October 30, 2004, the date of acquisition. These increases were partially offset by the decrease due to the partial year revenues from the Ecko Unltd.® stores which were sold on July 30, 2004.

Fiscal 2003 to Fiscal 2002

Sales for fiscal 2003 increased $91.7 million, or 37.0%, as compared to fiscal 2002. This increase was due to a full year of revenue from the Casual Male business as compared to fiscal 2002, which only had revenue from Casual Male since May 14, 2002. On a pro forma basis, as compared to fiscal 2002 sales of $334.1 million, sales for fiscal 2003 increased $5.2 million principally due to an increase in Ecko Unltd.® stores offset by a comparable stores sales decrease for fiscal 2003 of 1.3% for the Casual Male business.

GROSS MARGIN

Gross margin rates for fiscal 2004, 2003 and 2002 were 41.2%, 41.3% and 42.3%, respectively. During fiscal 2003, gross margin rates dropped by 100 basis points primarily due to the de-leveraging effect of occupancy costs resulting from the drop in sales during that year.

SELLING, GENERAL AND ADMINISTRATIVE

SG&A expenses as a percentage of sales were 36.3%, 34.1% and 32.4% for fiscal 2004, 2003 and 2002, respectively. During the first half of fiscal 2004, the Company spent approximately $4.5 million in advertising costs to launch its national George Foreman clothing collections. The Company believes these additional advertising funds were necessary to introduce to the marketplace the George Foreman line and re-introduce the public to the Casual Male stores.

The increase in SG&A expenses in fiscal 2003 was related to the impact of the Casual Male cost structure for a full fiscal year, increased cost structure to support the additional 15 Ecko Unltd.® stores opened during the year and increased promotional advertising in the Company’s Casual Male business.

RESTRUCTURING CHARGES

In fiscal 2002, the Company recorded a total of $33.3 million in restructuring charges. Of the total restructuring charges of $33.3 million: (i) $28.2 million related to the closure of its Levi’s®/Dockers® stores and its Candies® outlet stores and, accordingly, is included as a component of discontinued operations; and (ii) $5.1 million related to the integration costs associated with the Casual Male acquisition and, accordingly, is included in results from continuing operations for fiscal 2002.

At the same time the Company also recorded a charge of $8.0 million related to the impairment of certain tax assets, which is shown under “Provision for income taxes” in the Consolidated Statement of Operations for fiscal 2002. The impairment of the Company’s tax assets does not affect its ability to utilize the $99.6 million federal net operating loss carryforwards to offset future taxable income, subject to certain annual limitations.

In connection with the sale of its remaining Levi’s®/Dockers® outlet stores, the Company reversed approximately $2.5 million of restructuring reserves which were no longer necessary. The $2.5 million is included in discontinued operations for fiscal 2004.

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

In fiscal 2002, the Company recorded an impairment charge of $14.4 million, which was included as part of the $33.3 million in restructuring charges recorded in fiscal 2002. See “Restructuring Charges” above. Approximately $10.3 million of the $14.4 million impairment is included as a component of discontinued operations for fiscal 2002. The remaining $4.1 million is included in continuing operations as part of the “Provision for impairment, store closings and severance” for fiscal 2002.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $9.9 million for fiscal 2004, $7.5 million for fiscal 2003 and $6.1 million for fiscal 2002. The increase in depreciation and amortization in fiscal 2004 is directly attributable to the capital expenditures incurred over the past two fiscal years associated with improving its infrastructure as well as new store growth and the remodeling of some of its older locations. The increase in depreciation and amortization in fiscal 2003 over fiscal 2002 related to the annualization of depreciation for the Company’s acquired Casual Male business. Depreciation and amortization costs associated with the Company’s Levi’s®/Dockers® business has been reclassed to discontinued operations for all fiscal years.

DISCONTINUED OPERATIONS

The following table summarizes the results of operations from the Company’s discontinued operations for the past three fiscal years. Included in discontinued operations are the results of operations for the Company’s Levi’s®/Dockers® outlet stores and fiscal 2002 also includes the results of operations for the Company’s Candie’s® Outlet stores which were closed at the end of fiscal 2002. Below is a summary of the results of operations for these closed stores for the past three fiscal years:

(in millions)	Fiscal 2004 (1)	Fiscal 2003 (2)	Fiscal 2002 (3)
Sales	$71.1	$122.4	$173.2
Gross margin	12.7	25.0	19.8
Selling, general and administrative expenses	14.2	27.5	38.0
Provision (reversal) for impairment of assets, store closings and severance	(2.5)	(0.6)	11.9
Depreciation and amortization	1.7	1.7	4.7

	(0.7)	(3.6)	(34.8)

Other income	1.2	—	—

Income (loss) from discontinued operations	$0.5	$(3.6)	$(34.8)

(1)	Fiscal 2004 includes a gain of $1.2 million that the Company recognized in connection with the sale of 32 of its Levi’s®/Dockers® outlet stores in the fourth quarter. Results also include income of $2.5 million recognized in the second and fourth quarters as a result of the reversal of excess restructuring reserves.

(2)	Fiscal 2003 includes income of $646,000 as a result of revised accruals for certain landlord settlements.

(3)	Fiscal 2002 includes $28.2 million in charges, related to discontinued operations, recorded by the Company related to the exiting of its Levi’s®/Dockers® and Candie’s® businesses. Of the total $28.2 million, approximately $16.3 million is included in gross margin as markdown costs, the remaining $11.9 million is included in “Provision (reversal) for impairment of assets, store closings and severance.”

OTHER INCOME (EXPENSE)

Fiscal 2004. In the second quarter of fiscal 2004, the Company completed the repayment of approximately $7.8 million of its 12% senior subordinated notes due 2010. In connection with the prepayment, the Company incurred approximately $1.9 million of expense associated with the prepayment penalties and the write-off of the unamortized value associated with warrants issued in connection with the debt. In addition, the Company also wrote off approximately $0.9 million of expenses due to the postponed spin-off of its majority-owned subsidiary, LP Innovations, Inc. (“LPI”). These costs were offset by a gain recognized in the second quarter of fiscal 2004 of $3.1 million associated with the Company’s sale of its Ecko Unltd.® joint venture to Ecko.

Fiscal 2003. During the second half of fiscal 2003, the Company incurred approximately $13.8 million of expenses related to its early prepayment of its senior subordinated notes due 2007 and 2010 and its term loan with Back Bay Capital. Of the total expenses of $13.8 million, approximately $13.3 million was recorded in the fourth quarter of fiscal 2003. The majority of these expenses related to prepayment charges of approximately $1.6 million and write-off of deferred costs of $11.7 million, primarily related to the acceleration of deferred expense for the value of warrants issued in connection with the above debt.

In the fourth quarter of fiscal 2003, the Company also recognized $355,000 of expenses related to costs incurred by the Company related to its intention to spin-off LPI.

INTEREST EXPENSE, NET

Net interest expense was $8.0 million in fiscal 2004 compared to $11.2 million in fiscal 2003 and $9.1 million in fiscal 2002. During the fourth quarter of fiscal 2003, the Company issued $100 million in convertible notes, the proceeds of which were used to repay much of the Company’s higher interest rate long term debt that the Company incurred in fiscal 2002 in connection with the Casual Male acquisition. This resulted in significant interest cost savings in fiscal 2004. The increase in fiscal 2003 as compared to fiscal 2002 was due to the annualization of interest cost associated with the issuance of approximately $80.2 million of debt incurred to finance the Company’s Casual Male acquisition in May 2002. Included in interest expense for fiscal 2004, fiscal 2003 and fiscal 2002 was accretion on stock warrants of $0.1 million, $1.4 million and $1.1 million, respectively. As part of the Company’s prepayment of its long-term debt, all of the value associated with the stock warrants, which were issued in connection with the long-term debt, were written off and are included in “Other income (expense)” on the Consolidated Statement of Operations for fiscal 2004 and fiscal 2003.

INCOME TAXES

Pursuant to accounting rules, realization of the Company’s deferred tax assets, which relate principally to federal net operating loss carryforwards which expire from 2017 through 2023, is dependent on generating sufficient taxable income in the near term. In the fourth quarter of fiscal 2002 the Company recorded a charge of $8.0 million, thereby establishing a full valuation allowance against its deferred tax assets. The impairment of the Company’s tax assets does not affect its ability to utilize its net operating loss carryforwards to offset any future taxable income, subject to certain annual limitations.

As of January 29, 2005, the Company has net operating loss carryforwards of $99.6 million for federal income tax purposes and $81.7 million for state income tax purposes that are available to offset future taxable income, subject to certain annual usage limitations, through fiscal year 2024. Additionally, the Company has alternative minimum tax credit carryforwards of $1.2 million, which are available to further reduce income taxes over an indefinite period. As a result of the Casual Male acquisition and the issuance of $82.5 million of additional equity in fiscal 2002, the utilization of approximately $33.7 million of the total $99.6 million of the net operating loss is limited to approximately $4.8 million each fiscal year.

NET INCOME (LOSS)

(in millions)	Fiscal 2004 (1)	Fiscal 2003 (2)	Fiscal 2002 (3)
Operating income:
Big & Tall Apparel business	$9.4	$16.5	$17.6
Other Branded Apparel businesses	(1.4)	0.6	0.7
Restructuring charges	—	—	(5.0)

Total operating income	8.0	17.1	13.3

Other income (expense)	0.3	(14.1)	—
Interest expense	(8.0)	(11.2)	(9.1)
Less:
Minority interest	(0.7)	0.3	0.2
Provision for income taxes	—	—	8.0
Income (loss) from discontinued operations	0.5	(3.6)	(34.8)

Net income (loss)	$1.5	$(12.1)	$(38.8)

(1)	Results for fiscal 2004 include other income (expense) of $0.3 million related to the gain on the sale of its joint venture interest in Ecko of $3.1 million, offset partially by approximately $1.9 million of expense related to the Company’s prepayment of long term debt and write-offs of approximately $0.9 million of offering costs associated with the postponed spin-off of its subsidiary LPI. Discontinued operations include a gain on the sale of its Levi’s®/Dockers® stores of approximately $1.2 million and $2.5 million of income recognized as a result of reversals of excess restructuring reserves due to such sale.

(2)	Results for fiscal 2003 include $14.1 million in other income (expense) related to the Company’s prepayment of long-term debt. Discontinued operations include $0.6 million of income related to the reversal of excess restructuring reserves as a result of favorable lease terminations.

(3)	Results for fiscal 2002 include $33.3 million in charges related to the Company’s decision to exit its Levi’s®/Dockers® and Candies® businesses. Of the total restructuring charge, $5.1 million related to the costs necessary to integrate the newly acquired Casual Male business with the Designs business. The remaining reserves of $28.2 million related specifically to the closure of its Levi’s®/Dockers® business and is therefore reflected as a component of discontinued operations. In fiscal 2002, the Company also recorded a charge of $8.0 million against its deferred tax assets.

SEASONALITY

A comparison of sales in each quarter of the past three fiscal years is presented below. The prior year results have been restated for discontinued operations. The amounts shown are not necessarily indicative of actual trends, because such amounts also reflect the addition of new stores and the remodeling and closing of others during these periods. Consistent with the retail apparel industry, the Company’s business is seasonal. The Company’s business traditionally generates the largest volume of its sales during the Father’s Day selling season in June and the Christmas selling season in December. The majority of the Company’s operating income is generated in the fourth quarter as a result of the impact of the Christmas selling season. A comparison of quarterly sales, gross profit, net income (loss) per share for the past two fiscal years is presented in Note O of the Notes to Consolidated Financial Statements.

(in millions, except percentages)	FISCAL 2004(1)		FISCAL 2003		FISCAL 2002(2)
First quarter	$84.2	23.1%	$74.8	22.1%	$50.0	20.2%
Second quarter	88.1	24.1%	82.6	24.3%	60.2	24.3%
Third quarter	74.6	20.4%	79.8	23.5%	69.8	28.2%
Fourth quarter	118.1	32.4%	102.1	30.1%	67.6	27.3%

	$365.0	100.0%	$339.3	100.0%	$247.6	100.0%

(1)	Fiscal 2004 sales results include, since October 30, 2004, the sales of the Rochester stores which approximated $21.0 million.

(2)	Fiscal 2002 sales results include, since May 14, 2002, the sales of the Casual Male business.

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

The following table sets forth financial data regarding the Company’s liquidity position at the end of the past three fiscal years:

	FISCAL YEARS
	2004	2003	2002
(in millions, except ratios)
Cash provided by operations	$13.4	$12.0	$20.6
Working capital	22.2	48.4	(4.0)
Current ratio	1.3:1	1.7:1	1.0:1

Cash flow provided by operations in fiscal 2004 increased slightly from fiscal 2003 primarily as a result of improved profitability and the timing of other working capital payments. This positive cash flow in fiscal 2004 was primarily used to finance the Company’s capital expenditures and reduce its borrowings under the Amended Credit Facility (as defined below).

During the fourth quarter of fiscal 2003, the Company completed the sale of $100 million in 5% convertible notes due 2024. This offering enabled the Company to substantially prepay all of its high rate debt, much of which was acquired in conjunction with the Casual Male acquisition, and pay off amounts outstanding under its credit facility. In addition to saving the Company approximately $4.0 million in annual interest costs, this offering also increased the Company’s liquidity for working capital needs. The Company also used a portion of the proceeds to repurchase an aggregate of

2,000,000 shares of its Common Stock during the fourth quarter of fiscal 2003 and second quarter of fiscal 2004. The convertible notes, which bear interest at a rate of 5% per year, payable semi-annually, are convertible into the Company’s Common Stock at a conversion price of $10.65 per share and constitute general secured obligations of the Company, subordinate to all existing and future designated senior indebtedness.

Credit Facility

On October 29, 2004, in connection with the financing of the Rochester Acquisition, the Company amended its credit facility (the “Amended Credit Facility”) with Bank of America Retail Group (formerly known as Fleet Retail Group, Inc.). The Amended Credit Facility continues to principally provide for a total commitment of $90 million with the ability to issue documentary and standby letters of credits of up to $20 million. The maturity date of the Amended Credit Facility was extended to October 29, 2007 and is subject to prepayment penalties through October 29, 2006. Borrowings under the Amended Credit Facility bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”) and vary depending on the Company’s levels of excess availability. The amendment lowered the Company’s interest rates under the Amended Credit Facility by approximately 25 basis points depending on its level of excess availability. The Company’s ability to borrow under the Amended Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

At January 29, 2005, the Company had borrowings outstanding under the Amended Credit Facility of $19.3 million and outstanding standby letters of credit of $2.0 million, with no outstanding documentary letters of credit. Average borrowings outstanding under this facility during fiscal 2004 were approximately $27.0 million, resulting in an average unused excess availability of approximately $38.5 million.

In connection with the Rochester acquisition, on October 29, 2004, the Company also entered into a three-year $7.5 million term loan with Bank of America Retail Group, Inc. Such loan will require principal payments in the amount of approximately $1.9 million on each of the first two anniversaries of the loan with the remaining balance due at maturity. The term loan will accrue interest at the prevailing LIBOR rate plus 5% per annum.

INVENTORY

The following table provides segment information for inventory at January 29, 2005 and January 31, 2004:

(in millions)	January 29, 2005	January 31, 2004
Big & Tall Apparel business	$79.9	$67.5
Other Branded Apparel business	—	31.2

Total Inventory	$79.9	$98.7

At January 29, 2005, total inventories of the Company were $79.9 million as compared to $98.7 million at January 31 2004. The increase in inventory for the Big & Tall Apparel business at January 29, 2005 of $12.4 million is principally due to the addition of the Rochester stores during the third quarter of fiscal 2004. Inventory at January 31, 2004, included inventory for the Company’s Other Branded Apparel Business of $31.2 million which comprised inventory for its Ecko Unltd.® stores and its Levi’s®/Dockers® outlet stores, all of which have been sold or closed as of January 29, 2005.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at January 29, 2005, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods:

		Payments due by period
Contractual Obligations (in millions)		Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	(1)	$124.1	$6.4	$11.5	$2.9	$103.3
Operating Lease		149.7	37.7	57.3	33.4	21.3
Non-merchandise Purchase Obligations	(2)	2.0	1.2	0.8	—	—
Merchandise Purchase Obligations	(3)	138.1	25.0	53.8	59.3	—

Total Commitments		$413.9	$70.2	$123.4	$95.6	$124.7

(1)	For a complete description of the Company’s long-term debt obligations, see Note C to the Notes to the Consolidated Financial Statements.

(2)	Non-merchandise Purchase Obligations include commitments pursuant to certain agreements for services. Included in the table are the minimum obligations of the Company under its License Agreements and Endorsement Agreement with George Foreman. Pursuant to these agreements, the Company is obligated to pay a remaining aggregate minimum of approximately $1.5 million through December 31, 2006 on its endorsement and apparel licensing agreements and approximately $75,000 though July 30, 2007 on its footwear license agreement. See Note E –“Commitments and Contingencies” to the Notes to the Consolidated Financial Statements for a full description of these agreements. Also included is $392,000, which the Company is obligated to pay pursuant to a consulting agreement with Jewelcor Management, Inc. See Note H –“Related Parties” to the Notes to the Consolidated Financial Statements for a full description of this agreement.

(3)	Merchandise Purchase Obligations include a sourcing agreement with Kellwood Company for which the Company is committed to meet certain minimum purchases. These commitments are contingent on Kellwood Company meeting its obligations under the sourcing agreement. Excluded from Merchandise Purchase Obligations in the table above, are the Company’s outstanding obligations pursuant to open purchase orders. At January 29, 2005, the Company had approximately $103.1 million in open purchase orders. The Company estimates that approximately 85% of these purchase orders may be considered non-cancelable.

CAPITAL EXPENDITURES

Below is a summary of store openings, closings and remodels from January 31, 2004 to January 29, 2005 and related square footage:

Number of Stores:	Casual Male	Rochester	Levi’s®/Dockers® outlet stores	Ecko® Unltd. stores	Total stores
At January 31, 2004	481	—	58	21	560
New outlet stores	3	—	—	8	11
New retail stores	12	—	—	—	12
New Sears Canada locations	13	—	—	—	13
Purchased stores	—	22	—	—	22
Sold stores	—	—	(32)	(29)	(61)
Closed stores	(4)	—	(26)	—	(30)

At January 29, 2005	505	22	—	—	527

Remodels in 2004	158	—	—	—	158

Square footage (in thousands)
at January 29, 2005	1,691	171	—	—	1,862
at January 31, 2004	1,624	—	714	65	2,403

During fiscal 2004, the Company incurred approximately $20.6 million in capital expenditures, of which approximately $6.7 million was related to systems integration and infrastructure upgrades and the remaining $13.9 million was used towards store capital and miscellaneous equipment at the corporate level.

Capital expenditures for fiscal 2005 are expected to be approximately $14.0 million, of which $5.6 million relates to the store expansion. Included in store expansion are funds to remodel an additional 50 of the Company’s existing Casual Male Big & Tall retail stores at an estimated $35,000 to $45,000 for each location. The Company currently plans to open a combination of 12 new Casual Male Big & Tall retail and outlet stores and 3 new Rochester Big & Tall clothing stores. Another $7.0 million of the 2005 budget is expected related to system infrastructure and upgrades specifically related to the roll-out of the Company’s new point of sale system and its new customer relationship management package. Also included are funds to integrate the Rochester stores onto the Casual Male framework.

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are based on the application of significant accounting policies, many of which require management to make significant estimates and assumptions (see Note A to the Notes to the Consolidated Financial Statements). The Company believes that the following items involve some of the more critical judgments in the application of its accounting policies that currently affect its financial condition and results of operations.

Inventory. The Company records inventory, with the exception of its Casual Male catalog and e-commerce inventory, at the lower of cost or market on a first in, first out, or FIFO, basis under the retail inventory method. Inventory for the Company’s Casual Male catalog and e-commerce business of approximately $5.8 million at January 29, 2005 is accounted for using the average cost method. The Company reserves for obsolescence based on the difference between the weighted average cost of the inventory and the estimated market value of the inventory based on assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional reserves may be required.

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

Goodwill and Intangibles: In connection with the Casual Male and Rochester acquisitions, the Company recorded goodwill and intangibles which totaled approximately $89.3 million at January 29, 2005. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company evaluates goodwill and intangible assets at least annually for impairment by analyzing the estimated fair value based on the present value of discounted cash flows compared to the net book value. The Company will write off the amount of any goodwill or intangible in excess of its fair value.

Deferred Taxes. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company has considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. At January 29, 2005, the Company’s deferred tax assets are fully reserved.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued Statement No.123 (revised 2004), “Share Based Payment” (“SFAS No.123R”), which is a revision of Statement No.123, “Accounting for Stock-Based Compensation” (“SFAS No.123”). SFAS No.123R supersedes APB Opinion No.25, “Accounting for Stock Issued to Employees” and amends Statement No.95, “Statement of Cash Flows.” Under SFAS No.123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. The statement is effective in the first interim or annual reporting period beginning after June 15, 2005, which for the Company will be the third quarter of fiscal 2005.

SFAS No.123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No.123 for the pro forma disclosure. The Company plans to adopt SFAS No.123R using the modified prospective method. Since the Company currently accounts for stock options granted to employees and shares issued under its employee stock purchase plans in accordance with the intrinsic value method permitted under APB Opinion No.25, no compensation expense is currently recognized. The impact of adopting SFAS No.123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had the Company adopted SFAS No.123R in a prior period, the impact would approximate the impact of SFAS No.123 as described in the disclosure of pro forma net income and earnings per share in Note A to the Notes to the Consolidated Financial Statements. SFAS No. 123R also requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the Consolidated Statement of Cash Flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.

Effective January 27, 2005, the Company’s Board of Directors approved the vesting of all outstanding and unvested options held by directors, officers and employees under the Company’s 1992 Stock Incentive Plan. As a result of the acceleration, options to acquire 1,903,252 shares of the Company’s common stock, which otherwise would have vested from time to time over the next 35 months, became immediately exercisable. This action was taken to eliminate, to the extent permitted, the transition expense that the Company’s expects to incur in connection with the adoption of SFAS No. 123R. Included in the options to acquire 1,903,252 shares of the Company’s common stock were options to purchase 1,144,663 shares with exercise prices greater than the Company’s closing stock price on the modification date. Under the accounting guidance of APB 25, the accelerated vesting resulted in a charge for stock-based compensation of approximately $70,000, which was recognized by the Company in the fourth quarter of fiscal 2004. Additionally, the Company’s pro forma disclosure includes the effect of this accelerated vesting, as calculated under FAS 123 rules, of $6.1 million. The remaining unvested portion of the $6.1 million, which the Company estimates to be $3.6 million, would have otherwise been recognized upon the adoption of SFAS No. 123R in the Company’s consolidated statements of operations over the next three fiscal years.

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

Interest Rates

The Company utilizes cash from operations and its Amended Credit Facility to fund its working capital needs. The Company’s Amended Credit Facility is not used for trading or speculative purposes. In addition, the Company has available letters of credit as sources of financing for its working capital requirements. Borrowings under the Credit Facility, which expires in October 2007, bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”). At January 29, 2005, the Company had two outstanding LIBOR contracts and the interest rate on its prime based borrowings was 4.75%. Based upon a sensitivity analysis as of January 29, 2005, assuming average outstanding borrowing during fiscal 2004 of $27.0 million, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $135,000.

Foreign Currency

The Company’s Sears Canada store locations conduct business in Canadian dollars and the Company’s Rochester Big & Tall store located in London, England conducts business in British pounds. If the value of the Canadian dollar or the British pound against the U.S. dollar weakens, the revenues and earnings of these stores will be reduced when they are translated to U.S. dollars. Also, the value of these assets in U.S. dollars may decline. As of January 29, 2005, sales from the Company’s Sears Canada stores and its London Rochester Big & Tall store were immaterial to consolidated sales. As such, the Company believes that movement in foreign currency exchange rates will not have a material adverse affect on the financial position or results of operations of the Company.

Item 8.	Financial Statements and Supplementary Data

CASUAL MALE RETAIL GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Casual Male Retail Group, Inc.:

We have audited the accompanying consolidated balance sheets of Casual Male Retail Group, Inc. as of January 29, 2005 and January 31, 2004 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended January 29, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Casual Male Retail Group, Inc. at January 29, 2005 and January 31, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 29, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Casual Male Retail Group Inc.’s internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 7, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

April 7, 2005

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

January 29, 2005 and January 31, 2004

	January 29, 2005 (Fiscal 2004)	January 31, 2004 (Fiscal 2003)
ASSETS	(In thousands, except share data)

Current assets:
Cash and cash equivalents	$5,731	$4,179
Accounts receivable	4,238	5,556
Inventories	79,858	98,673
Prepaid expenses and other current assets	4,940	5,275

Total current assets	94,767	113,683

Property and equipment, net of
accumulated depreciation and amortization	74,651	68,345

Other assets:
Goodwill	53,339	50,677
Other intangible assets	36,010	30,629
Other assets	9,021	9,408

Total assets	$267,788	$272,742

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$6,362	$3,710
Accounts payable	27,110	32,125
Accrued expenses and other current liabilities	19,783	22,884
Accrued liabilities for severance and store closings	—	2,945
Notes payable	19,311	3,623

Total current liabilities	72,566	65,287

Long-term liabilities:

Long-term debt, net of current portion	117,784	122,374
Other long-term liabilities	474	436

Total long-term liabilities	118,258	122,810

Minority interest	—	3,804

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, none issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized,
39,398,947 and 39,246,364 shares issued at
January 29, 2005 and January 31, 2004, respectively	394	392
Additional paid-in capital	154,693	153,650
Accumulated deficit	(54,641)	(56,165)
Treasury stock at cost, 5,171,930 and 4,171,930 shares at
January 29, 2005 and January 31, 2004, respectively	(23,362)	(17,036)
Accumulated other comprehensive loss	(120)	—

Total stockholders’ equity	76,964	80,841

Total liabilities and stockholders’ equity	$267,788	$272,742

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003

	January 29, 2005 (Fiscal 2004)	January 31, 2004 (Fiscal 2003)	February 1, 2003 (Fiscal 2002)
	(In thousands, except share data)

Sales	$365,047	$339,305	$247,609
Cost of goods sold including occupancy costs	214,607	199,129	142,856

Gross profit	150,440	140,176	104,753

Expenses:
Selling, general and administrative	132,554	115,570	80,315
Depreciation and amortization	9,858	7,478	6,113
Provision for impairment of assets, store closings and severance	—	—	5,053

Total expenses	142,412	123,048	91,481

Operating income	8,028	17,128	13,272

Other income (expense), net	308	(14,113)	—
Interest expense, net	(8,064)	(11,189)	(9,081)

Income (loss) from continuing operations
before minority interest and income taxes	272	(8,174)	4,191

Minority interest	(701)	280	207
Provision for income taxes	—	—	7,978

Income (loss) from continuing operations	973	(8,454)	(3,994)

Income (loss) from discontinued operations	551	(3,607)	(34,806)

Net income (loss)	$1,524	$(12,061)	$(38,800)

Net income (loss) per share-basic
Income (loss) from continuing operations	$0.03	($0.24)	($0.16)
Income (loss) from discontinued operations	$0.01	($0.10)	($1.39)

Net income (loss)	$0.04	($0.34)	($1.54)

Net income (loss) per share-diluted
Income (loss) from continuing operations	$0.03	($0.24)	($0.16)
Income (loss) from discontinued operations	$0.01	($0.10)	($1.39)

Net income (loss)	$0.04	($0.34)	($1.54)

Weighted-average number of common shares outstanding:
Basic	34,511	35,702	25,117
Diluted	36,733	35,702	25,117

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003

(In thousands)

	Common Stock		Preferred Stock		Treasury Stock
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Additional Paid-in Capital	Note Receivable from Officer	Accumulated other comprehensive loss	(Accumulated Deficit)	Total

Balance at February 2, 2002	17,608	$176	—	$—	(3,040)	$(8,450)	$56,189	$(197)	$—	$(5,304)	$42,414

Issuance of common stock through private placement	1,379	14					5,986				6,000
Issuance of preferred stock through private placements			180	2			76,447				76,449
Issuance of warrants through private placements							9,589				9,589
Costs of raising capital							(2,448)				(2,448)
Conversion of preferred stock to common stock	18,016	180	(180)	(2)			(178)				—
Exercises under option program	190	2					475				477
Exercise of options by related party	400	4			(79)	(463)	459				—
Exercises of warrants by related parties	1,190	12									12
Board of Directors stock compensation	23	0					98				98
Issuance of shares to related party for professional services	61	1					275				276
Accumulated other comprehensive loss-pension									(3,000)		(3,000)
Net loss										(38,800)	(38,800)

Total comprehensive loss											(41,800)

Balance at February 1, 2003	38,867	$389	—	$—	(3,119)	$(8,913)	$146,892	$(197)	$(3,000)	$(44,104)	$91,067

Issuance of warrants through private placements							5,570				5,570
Repurchase of common stock					(1,000)	(7,890)					(7,890)
Exercises under option program	275	3					699				702
Board of Directors compensation	20	—					119				119
Issuance of shares to related party for professional services	84	1					339				340
Issuance of options to related party for professional services							31				31
Repayment of loan by executive					(53)	(233)		197			(36)
Accumulated other comprehensive income-pension									3,000		3,000
Net loss										(12,061)	(12,061)

Total comprehensive loss											(9,061)

Balance at January 31, 2004	39,246	$392	—	$—	(4,172)	$(17,036)	$153,650	$—	$—	$(56,165)	$80,841

Repurchase of common stock					(1,000)	(6,326)					(6,326)
Exercises under option program	131	2					639				641
Exercises of warrants	6	—					30				30
Acceleration of stock options							68				68
Board of Directors compensation	16	—					105				105
Issuance of options to related party for professional services							201				201
Accumulated other comprehensive income-foreign currency									(120)		(120)
Net loss										1,524	1,524

Total comprehensive income											1,404

Balance at January 29, 2005	39,399	$394	—	$—	(5,172)	$(23,362)	$154,693	$—	$(120)	$(54,641)	$76,964

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(In thousands)
Cash flows from operating activities:
Net loss	$1,524	$(12,061)	$(38,800)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	3,223	4,253	1,495
Depreciation and amortization	9,858	7,478	6,113
Accretion of warrants	103	1,388	1,087
Other expenses, principally related to debt redemption costs	2,832	14,113	—
Provision (reversal) of impairment of assets, store closings and severance	(2,538)	(646)	16,932
Provision for inventory markdowns	—	—	16,379
Gain on sale of Levi's/Dockers business	(1,236)	—	—
Gain on sale of joint venture interest	(3,140)	—	—
Minority interest	(701)	280	207
Deferred income taxes	—	—	7,978
Loss from disposal of property and equipment	353	—	150
Issuance of common stock to Board of Directors	105	119	98
Issuance of common stock to related party	—	371	288
Issuance of common stock for professional services	201	—	—

Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	1,270	1,433	(5,101)
Inventories	13,271	6,369	8,843
Prepaid expenses and other current assets	33	(1,572)	2,094
Other assets	(354)	(1,661)	(649)
Accounts payable	(3,414)	(1,777)	3,619
Accrued liabilities for severance, store closings and impairment charges	(407)	(2,581)	3,882
Accrued expenses and other liabilities	(7,550)	(3,542)	(4,051)

Net cash provided by operating activities	13,433	11,964	20,564

Cash flows from investing activities:
Additions to property and equipment, net	(20,637)	(12,320)	(12,472)
Additions to property and equipment of discontinued operations	—	—	(1,996)
Proceeds from disposal of property and equipment	206	—	1
Proceeds from sale of Levi's/Dockers business	13,160	—	—
Proceeds from sale of joint venture interest	8,000	—	—
Acquisition of Rochester, less cash acquired	(19,066)	—	—
Acquisition of Casual Male, less cash acquired	—	—	(160,808)

Net cash used for investing activities	(18,337)	(12,320)	(175,275)

Cash flows from financing activities:
Net borrowings (repayments) under credit facility	15,688	(51,956)	27,827
Proceeds from the issuance of long-term debt, net of commissions and offering costs	7,500	119,607	41,241
Principal payments on long-term debt	(3,032)	(18,270)	(543)
Prepayment of long-term debt	(7,800)	(46,250)	—
Proceeds from the issuance of warrants	—	5,570	9,589
Proceeds from the issuance of Series B preferred stock	—	—	76,449
Proceeds from the issuance of common stock	—	—	6,000
Payment of equity transaction costs	—	—	(2,448)
Payment of premiums associated with prepayment of long-term debt	(313)	(1,634)	—
Proceeds from minority equityholder of joint venture	—	—	811
Repurchase of common stock	(6,326)	(7,926)	—
Stock compensation and issuance of stock options under option program	739	702	477

Net cash provided by (used for) financing activities	6,456	(157)	159,403

Net increase (decrease) in cash and cash equivalents	1,552	(513)	4,692
Cash and cash equivalents:
Beginning of the year	4,179	4,692	—

End of the year	$5,731	$4,179	$4,692

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 29, 2005

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Casual Male Retail Group, Inc. (“Company”) is the largest specialty retailer of big & tall men’s apparel. At January 29, 2005, the Company operated 492 Casual Male Big & Tall stores throughout the United States, 13 Casual Male at Sears Canada in-store locations and 22 Rochester Big & Tall stores located in major U.S. cities and one store in London, England. The Company also operates two e-commerce sites and a catalog business.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts, transactions and profits are eliminated. The results for fiscal 2002 include the effect, since May 14, 2002, of the Company’s acquisition of substantially all of the assets and certain liabilities of Casual Male Corp. and certain of its subsidiaries (“Casual Male”). In addition, the results for fiscal 2004 include the effect, since October 30, 2004, of the Company’s acquisition of Rochester Big & Tall Clothing (“Rochester Acquisition”), which is discussed in full in Note K below.

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

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. Fiscal years 2004, 2003 and 2002 ended on January 29, 2005, January 31, 2004 and February 1, 2003, respectively.

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

Inventories

Merchandise inventories for the Company’s Casual Male catalog and e-commerce businesses, of approximately $5.8 million, are accounted for using the average cost method. All other merchandise inventories were valued at the lower of cost or market using first-in, first-out (“FIFO”) under the retail inventory method.

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

Building and land improvements	Thirty years
Furniture and Fixtures	Five to ten years
Equipment	Five to ten years
Leasehold improvements	Lesser of useful lives or related lease term
Hardware and software	Three to five years

Goodwill and Intangibles

FASB statement (SFAS) No. 141, Business Combinations, requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria set forth in the statement. This statement applies to all business combinations initiated after June 30, 2001. Under SFAS No. 142, Goodwill and Other Intangible Assets goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. The provisions of SFAS No. 142 apply to goodwill and intangible assets acquired before and after the statement’s effective date.

Below is a table showing the changes in the carrying value of the Company’s goodwill and intangible assets from January 31, 2004 to January 29, 2005:

(in thousands)	January 31, 2004	Additions	Amortization	January 29, 2005
Goodwill	$50,677	$2,662	$—	$53,339
Trademarks	29,200	4,000	—	33,200
Other intangibles	1,429	1,481	100	2,810

At least annually, the Company performs an impairment analysis and records an impairment charge for any intangible assets with a carrying value in excess of its fair value. Other intangibles, which include customer lists and non-compete agreements, are the only intangible assets with defined lives, which range from 3 to 16 years based on each asset’s estimated economic useful life. Accumulated amortization was $271,225 at January 29, 2005 and $170,834 at January 31, 2004.

Amortization expense for other intangible assets for the next five fiscal years is as follows:

FISCALYEARS
2005	$302,000
2006	$302,000
2007	$302,000
2008	$275,000
2009	$275,000

Pre-opening Costs

In accordance with Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities,” the Company expenses all pre-opening costs for its stores as incurred.

Advertising Costs

The Company expenses in-store advertising costs as incurred. Direct response advertising costs, which consist of catalog production and postage costs, are deferred and amortized over the period of expected direct marketing revenues, which is less than one year. Direct response costs which were deferred at January 29, 2005 and January 31, 2004 were $933,293 and $846,411, respectively. Advertising expense, which is included in selling, general and administrative expenses, was $25.5 million, $19.2 million and $14.2 million for fiscal 2004, 2003 and 2002, respectively.

Revenue Recognition

Revenue from the Company’s retail store operation is recorded upon purchase of merchandise by customers, net of an allowance for sales returns and allowances. Revenue from the Company’s catalog and e-commerce operations is recognized at the time a customer order is shipped. In connection with gift cards, a deferred revenue amount is established upon purchase of the gift card by the customer and revenue is recognized upon redemption and purchase of merchandise.

Foreign Currency Translation

During the third quarter of fiscal 2004, the Company opened 13 Casual Male stores located within Sears Canada retail stores and in the fourth quarter of fiscal 2004, in connection with the Rochester acquisition, the Company acquired one Rochester Big & Tall Clothing store located in London, England. Assets and liabilities of these stores are translated into U.S. dollars at the exchange rates in effect at each balance sheet date. Stockholders’ equity is translated at applicable historical exchange rates. Income, expense and cash flow items are translated at average exchange rates during the period. Resulting translation adjustments are reported as a separate component of stockholders’ equity.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales for all periods presented.

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

	FISCAL YEARS ENDED
(In thousand,)	January 29, 2005	January 31, 2004	February 1, 2003
Basic weighted-average common shares outstanding	34,511	35,702	25,117
Stock options, excluding anti-dilutive options and and warrants of 1,262 and 1,234 shares for for January 31, 2004 and February 1, 2003, respectively	2,222	—	—

Diluted weighted-average shares outstanding	36,733	35,702	25,117

The following potential Common Stock equivalents were excluded from the computation of diluted earnings per share in each year because the exercise price of such options, warrants and convertible notes was greater than the average market price per share of Common Stock for the respective periods:

	FISCAL YEARS ENDED
(In thousand,)	January 29, 2005	January 31, 2004	February 1, 2003
Options	687	353	253
Warrants	1,812	1,898	1,176
Convertible notes at $10.65/share	9,390	9,390	—

These options, warrants and convertible notes, which expire between June 13, 2005 and January 1, 2024, have exercise prices ranging from $6.83 to $10.65 in fiscal 2004, $6.01 to $10.65 in fiscal 2003 and $4.77 to $17.75 in fiscal 2002.

Stock-based Compensation

In the first quarter of fiscal 2003, the Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment to SFAS No, 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). This statement provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the Statement also amended the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to its employees and directors using the intrinsic value method as determined under APB No. 25, Accounting for Stock Issue to Employees, and, as such, generally recognizes no compensation cost for such payments. See Note G for more information regarding stock-based compensation.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share - Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123. SFAS No. 123R supercedes APB Opinion No. 25, and amends SFAS No. 95, “Statement of Cash Flows”. The approach in SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company will be required to adopt SFAS No. 123R in the beginning of its third quarter of fiscal 2005.

SFAS No.123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No.123 for the pro forma disclosure. The Company plans to adopt SFAS No.123R using the modified prospective method. Since the Company currently accounts for stock options granted to employees and shares issued under its employee stock purchase plans in accordance with the intrinsic value method permitted under APB Opinion No.25, no compensation expense is currently recognized. The impact of adopting SFAS No.123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had the Company adopted SFAS No.123R in a prior period, the impact would approximate the impact of SFAS No.123 as described in the disclosure of pro forma net income and earnings per share below. SFAS No. 123R also requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the Consolidated Statement of Cash Flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.

Effective January 27, 2005, the Company’s Board of Directors approved the vesting of all outstanding and unvested options held by directors, officers and employees under the Company’s 1992 Stock Incentive Plan. As a result of the acceleration, options to acquire 1,903,252 shares of the Company’s common stock, which otherwise would have vested from time to time over the next 35 months, became immediately exercisable. This action was taken to eliminate, to the extent permitted, the transition expense that the Company otherwise would incur in connection with the adoption of SFAS No. 123R. Included in the options to acquire 1,903,252 shares of the Company’s common stock were options to purchase 1,144,663 shares with exercise prices greater than the Company’s closing stock price on the modification date. Under the accounting guidance of APB 25, the accelerated vesting resulted in a charge for stock-based compensation of approximately $70,000, which was recognized by the Company in the fourth quarter of fiscal 2004. Additionally, the Company’s pro forma disclosure includes the effect of this accelerated vesting, as calculated under SFAS 123 rules, of $6.1 million. The remaining unvested portion of the $6.1 million, which the Company estimates to be $3.6 million would have otherwise been recognized in the Company’s consolidated statements of operations over the next three fiscal years, upon the adoption of SFAS 123R in the third quarter of fiscal 2005 .

The Company has disclosed the pro forma net income or loss and per share amounts using the fair value based method. Had compensation costs for the Company’s grants for stock-based compensation been determined consistent with SFAS No. 123, the Company’s net income (loss) and income (loss) per share would have been as indicated below:

	FISCAL YEARS ENDED
(In thousands, except per share amounts)	January 29, 2005	January 31, 2004	February 1, 2003
Net income (loss) – as reported	$1,524	$(12,061)	$(38,800)
Net income (loss) – pro forma	$(3,960)	$(13,073)	$(39,468)

Income (loss) per share- basic and diluted as reported	$0.04	$(0.34)	$(1.54)
Income (loss) per share- basic and diluted pro- forma	$(0.12)	$(0.37)	$(1.57)

The effects of applying SFAS No. 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years upon the adoption of SFAS 123R.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2004, 2003 and 2002:

	FISCAL YEARS ENDED
	January 29, 2005	January 31, 2004	February 1, 2003
Expected volatility	65.0%	65.0%	89.6%
Risk-free interest rate	2.69%-3.71%	2.54%-3.26%	2.7%
Expected life	4.5	4.5	4.5
Dividend rate	—	—	—
Weighted average fair value of options granted	$ 3.96	$ 2.64	$ 2.87

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the carrying value of such assets over their respective remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company’s average cost of funds. No impairment charges were recorded in fiscal 2004. In fiscal 2003, the Company recorded an impairment of approximately $116,000, which is included as part of selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended January 31, 2004. Results for fiscal 2002, included an impairment charge of $14.4 million, which was a component of the $33.3 million in restructuring charges. Approximately $10.3 million of the impairment charge is included in results from discontinued operations in the Consolidated Statement of Operations for the year ended February 1, 2003. The remaining $4.1 million is included in continuing operations as part of the “Provision for impairment of assets, store closings and severance” for the year ended February 1, 2003. These charges are more fully discussed in Note J.

LP Innovations, Inc.

Since fiscal 2002, the Company had been in the process of divesting its majority owned loss prevention subsidiary, LP Innovations, Inc. (“LPI”), with the intention that LPI would become a separate public company. However, due to lower than expected operating results, the Company has decided to delay the spin-off. In the second quarter of fiscal 2004, the Company wrote off $962,000 of offering costs. In the fourth quarter of fiscal 2003, the Company also recorded the write-off of $355,000 of such costs. These charges are included in “Other income (expense)” on the Consolidated Statement of Operations for each of the respective periods.

B.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated:

	January 29, 2005	January 31, 2004
(in thousands)
Furniture and fixtures	$27,656	$33,174
Equipment	3,098	4,052
Leasehold improvements	13,783	13,214
Building, land and building improvements	29,435	29,435
Hardware and software	17,321	10,665
Construction in progress	631	316

	91,924	90,856
Less accumulated depreciation	17,273	22,511

Total property and equipment	$74,651	$68,345

Depreciation expense related to continuing operations for fiscal 2004, 2003 and 2002 was $8.8 million, $6.4 million and $5.5 million, respectively. Such amounts exclude depreciation expense recorded in discontinued operations of $1.7 million, $1.7 million and $4.7 million for fiscal 2004, 2003 and 2002, respectively.

C.	DEBT OBLIGATIONS

Credit Agreement with Bank of America Retail Group, Inc.

On October 29, 2004, in connection with the financing of the Rochester Acquisition, the Company amended its credit facility (the “Amended Credit Facility”) with Bank of America Retail Group, Inc. (formerly known as Fleet Retail Group, Inc.). The Amended Credit Facility continues to principally provide for a total commitment of $90 million with the ability to issue documentary and standby letters of credits of up to $20 million. The maturity date of the Amended Credit Facility was extended to October 29, 2007 and is subject to prepayment penalties through October 29, 2006. Borrowings under the Amended Credit Facility bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”) and vary depending on the Company’s levels of excess availability. The amendment lowered the Company’s interest rates under the Amended Credit Facility by approximately 25 basis points depending on its level of excess availability. The Company’s ability to borrow under the Amended Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

The Company’s obligations under the Amended Credit Facility are secured by a lien on all of its assets. The Amended Credit Facility includes certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company. The Company is also subject to a financial covenant requiring minimum levels of EBITDA if a minimum excess availability level of $12.5 million is not maintained. The Company was in compliance with all debt covenants under the Amended Credit Facility at January 29, 2005.

At January 29, 2005, the Company had borrowings outstanding under the Amended Credit Facility of $19.3 million and outstanding standby letters of credit of $2.0 million, with no outstanding documentary letters of credit. Average borrowings outstanding under this facility during fiscal 2004 were approximately $27.0 million, resulting in an average unused excess availability of approximately $38.5 million.

The fair value of amounts outstanding under the Amended Credit Facility approximates the carrying value at January 29, 2005 and January 31, 2004. At the Company’s option, any portion of the outstanding borrowings can be converted to LIBOR-based contracts; the remainder bears interest based on prime. At January 29, 2005, the prime-based borrowings interest rate was 5.25% and the Company’s outstanding LIBOR contract had interest rates ranging from 4.48% to 4.56%.

Long-Term Debt

Components of long-term debt are as follows (in thousands):

	January 29, 2005	January 31, 2004
5% convertible senior subordinated notes due 2024	$100,000	$100,000
12% senior subordinated notes due 2010	—	6,415
5% senior subordinated notes due 2007	6,874	8,938
Term loan	7,500	—
Mortgage note	9,772	10,731

Total long-term debt	124,147	126,084
Less: current portion of long-term debt	(6,362)	(3,710)

Long-term debt, less current portion	$117,784	$122,374

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

12% senior subordinated notes due 2010

During fiscal 2003, the Company issued through private placements approximately $29.6 million principal amount of 12% senior subordinated notes due 2010. Interest on such notes was paid semi-annually. Together with these notes, the Company also issued, through such private placements, detachable warrants to purchase 1,182,400 shares of Common Stock at exercise prices ranging from $4.76 to $7.32 per share. The assigned value of $5.6 million for these warrants was reflected as a component of stockholder’s equity to be amortized over the seven-year life of the notes as additional interest expense. Although the Company’s 12% senior subordinated notes due 2010 were not redeemable until July 3, 2004, the Company sought early redemption from the respective note holders in the fourth quarter of fiscal 2003. As a result, the Company prepaid approximately $21.8 million of such notes through the end of fiscal 2003. The remaining $7.8 million was prepaid in the second quarter of fiscal 2004, when the notes became redeemable.

5% senior subordinated notes due 2007

At January 29, 2005, the Company has $6.9 million principal amount of its 5% senior subordinated notes due 2007 outstanding. These notes were issued in May 2002 through a private placement with the Kellwood Company, with whom the Company also has a product sourcing agreement. Beginning at the end of the second quarter of fiscal 2003, the Company started to make quarterly principal payments in the amount of $687,500 which will continue through the remaining term of the notes. Accrued interest is payable quarterly.

Term loan

Pursuant to the Amended Credit Facility, on October 29, 2004, the Company also entered into a 3 year term loan for $7.5 million with Bank of America Retail Group, Inc., the proceeds of which were used for the Rochester Acquisition. Such loan will require principal payments in the amount of approximately $1.9 million on each of the first two anniversaries of the loan with the remaining balance due at maturity. The term loan will accrue interest at the prevailing LIBOR rate plus 5% per annum.

Mortgage note

The Company has an outstanding mortgage note for real estate and buildings located in Canton, Massachusetts. The mortgage note, which bears interest at 9%, has an outstanding principal balance of $9.8 million at January 29, 2005.

Prepayment costs

The early redemptions of the Company’s long-term debt in fiscal 2003 and fiscal 2004 resulted in charges relating to the write-off of deferred costs and early termination fees. In fiscal 2004, the Company incurred a charge of $1.9 million as a result of the prepayment of its remaining $7.8 million of 12% senior subordinated notes due 2010. Similarly in fiscal 2003, the Company incurred charges of $13.8 million related to the prepayment of its 12% senior subordinated notes due 2007 and approximately $21.8 million face value of its 12% senior subordinated notes due 2010 in addition to the prepayment of its Back Bay term loan. These prepayment charges are reflected in the Company’s results of operations as “Other income (expense)” for fiscal 2004 and fiscal 2003.

Long-term debt maturities

Annual maturities of long-term debt, including the mortgage note, for the next five fiscal years are as follows:

(in thousands)
Fiscal 2005	$6,362
Fiscal 2006	5,773
Fiscal 2007	5,693
Fiscal 2008	1,374
Fiscal 2009	1,503

The Company paid interest and fees on all the above described debt obligations totaling $9.5 million, $9.9 million and $7.4 million for fiscal 2004, 2003 and 2002, respectively.

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

As of January 29, 2005, the Company has net operating loss carryforwards of $99.6 million for federal income tax purposes and $81.7 million for state income tax purposes that are available to offset future taxable income, subject to certain annual usage limitations, through fiscal year 2024. As a result of the Casual Male acquisition and the issuance of additional equity in fiscal 2002, the utilization of approximately $33.7 million of the $99.6 million in federal net operating losses are subject to an annual limitation of approximately $4.8 million per year. Additionally, the Company has alternative minimum tax credit carryforwards of $1.2 million, which are available to further reduce income taxes over an indefinite period.

The components of the net deferred tax assets as of January 29, 2005 and January 31, 2004 are as follows (in thousands):

	January 29, 2005	January 31, 2004
Deferred tax assets – current:
Inventory reserves	$4,295	$1,707
Restructuring reserve	—	1,123
Accrued expenses	2,305	1,424

Net deferred tax assets – current	6,600	4,254

Deferred tax assets – noncurrent:
Excess of book over tax depreciation/amortization	3,741	7,356
Net operating loss carryforward	36,765	37,292
Alternative minimum tax credit carryforward	1,138	1,166

Net deferred tax assets – non current	44,644	45,814

Deferred tax liabilities – noncurrent
Tax-deductible goodwill	(8,595)	(6,141)

Net deferred tax liabilities – noncurrent	(8,595)	(6,141)

Net deferred tax asset before valuation allowance	42,649	43,927

Valuation allowance	(42,649)	(43,927)

Total deferred tax assets, net	$—	$—

In the fourth quarter of fiscal 2002, as a result of the net loss incurred by the Company for the fiscal year and the potential that the remaining deferred tax assets, net of existing valuation allowances, may not be realizable, the Company recorded a charge of $8.0 million against the deferred tax assets, resulting in its deferred tax assets being fully reserved. At January 29, 2005, the total net deferred tax assets of the Company continue to be fully reserved.

Realization of the Company’s deferred tax assets, which relate principally to federal net operating loss carryforwards, which expire from 2017 through 2023, is dependent on generating sufficient taxable income in the near term. Accordingly, the valuation allowance at January 29, 2005 is primarily attributable to the potential that certain deferred federal and state tax assets will not be realizable within this period. In the event the Company’s future performance results in overall profitability that is sustainable, the Company’s valuation allowance for its deferred tax assets may be reduced.

There was no provision for income taxes for fiscal 2004 and fiscal 2003. The $8.0 million provision for fiscal 2002 million consisted of a deferred federal provision of $7.0 million and a deferred state provision of $1.0 million.

The following is a reconciliation between the statutory and effective income tax rates in dollars:

	FISCAL YEARS ENDED
(in thousands)	January 29, 2005	January 31, 2004	February 1, 2003
Federal income tax at the statutory rate	$567	$(4,221)	$(13,666)
State income and other taxes, net of federal tax benefit	—	—	—
Permanent items	41	—	—
Change in valuation allowance	(1,278)	9,424	21,644
Other, net	—	—	—
Change in net operating loss carryforwards	669	(5,203)	—

Provision for income tax	$—	$—	$7,978

In fiscal 2004 and fiscal 2003, the Company made tax payments of $388,000 and $218,000, respectively. In fiscal 2002, the Company received income tax refunds of $93,000 and paid income taxes of $56,000.

E.	COMMITMENTS AND CONTINGENCIES

At January 29, 2005, the Company was obligated under operating leases covering store and office space, automobiles and certain equipment for future minimum rentals as follows:

TOTAL
FISCAL YEAR	(in thousands)
2005	$37,733
2006	31,563
2007	25,800
2008	19,992
2009	13,384
Thereafter	21,271

$149,743

In addition to future minimum rental payments, many of the store leases include provisions for common area maintenance, mall charges, escalation clauses and additional rents based on a percentage of store sales above designated levels.

The Company has an outstanding ten-year lease, which ends in January 2006, for its previous corporate headquarters in Needham, Massachusetts. The lease provides for the Company to pay all related costs associated with the land and headquarters building. The Company occupied these premises until the second quarter of fiscal 2002, at which time the majority of the Company relocated to Canton, Massachusetts as part of its Casual Male integration plan. At January 29, 2005, approximately 19,000 square feet of the total 80,000 square feet of the building was sub-leased through December 31, 2005 by the Company to its loss prevention service division, LP Innovations, Inc. At January 29, 2005, the Company had no other sub-tenants occupying the remaining vacant space.

Amounts charged to operations for all occupancy costs, automobile and leased equipment expense were $52.1 million, $54.8 million and $46.2 million for fiscal 2004, 2003 and 2002, respectively.

Licensing and Endorsement Agreement with George Foreman

In June 2003, the Company entered into a License Agreement and Endorsement Agreement (the “Foreman Agreements”) with George Foreman Productions, Inc. pursuant to which George Foreman would act as the Company’s spokesperson. Further, the Company would have the right to use Mr. Foreman’s name, image and likeness in connection with its Big & Tall merchandise. The initial term of the Foreman Agreements is through December 31, 2006, at which time the Company will have the option to extend pursuant to certain terms and conditions of the License Agreement. During the second quarter of fiscal 2004, the license agreement was amended to enable further extension of the term by adding two additional three-year options to extend the relationship from 2012 to 2018. In addition, the amendment also extended the Company’s rights under the agreement to include worldwide rights to the George Foreman Clothing Collections.

Pursuant to the Foreman Agreements, as amended, as compensation for Mr. Foreman’s services and the exclusive rights to his name, image and likeness for apparel clothing and certain accessories, Mr. Foreman will receive $1.5 million over the initial term of the Endorsement Agreement and will receive a royalty payment on all merchandise manufactured under the George Foreman product lines, subject to a guaranteed minimum payment of $4.0 million over the initial term. In fiscal 2003, Mr. Foreman received $500,000 as an advance under the terms of the License Agreement and on June 26, 2003 he received an option to purchase 100,000 fully vested and non-forfeitable shares of the Company’s Common Stock at an exercise price of $5.50 per share. On December 12, 2003, Mr. Foreman received an option to purchase an additional 100,000 fully vested and non-forfeitable shares of the Company’s Common Stock at an exercise price of $7.15 per share. The fair value of both options, as calculated using the Black Scholes model, was in aggregate approximately $604,000, and is being expensed by the Company over the initial term of the Foreman Agreements.

In connection with the amendment to the license agreement, on May 31, 2004, the Company paid Mr. Foreman an additional advance payment of $2.0 million on the initial term of the agreement. At the same time, on May 31, 2004, the Company entered into an additional license agreement with George Foreman for the right to sell shoes and footwear under the George Foreman name. The initial term of the agreement is through June 30, 2007, at which time the Company will have the option to extend pursuant to certain terms and conditions of the License Agreement. Mr. Foreman will receive a royalty payment on all footwear manufactured under the George Foreman name, subject to a guaranteed minimum of $275,000 over the initial term. On May 31, 2004, in connection with the execution of the footwear license agreement, Mr. Foreman received an advance payment of $200,000 under the terms of the agreement.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the resolution of these matters will not have an adverse impact on the results of operations or the financial position of the Company.

In October 2003, a class action lawsuit was filed against the Company in California Superior Court. The complaint alleged, among other things, that the Company failed to pay overtime compensation and to provide meal and rest breaks to the Company’s California store managers for the period May 14, 2002 through the present. Subsequently, in a lawsuit filed in United States District Court, Northern District of California, the case was expanded to include all Casual Male managers nationwide. The lawsuit seeks unpaid overtime, meal and rest period penalties, waiting time penalties and injunctive relief under the Fair Labor Standards Act (“FLSA”) and the California Labor Code. The California claims were consolidated into the federal court action and the state court lawsuit was dismissed. No class has been certified, and the parties are currently conducting initial discovery and preparing for mediation. Casual Male hopes to resolve this case at mediation. However, if that is not possible, the Company has strong factual and legal defenses and plans to defend the claims vigorously. There can be no assurances, however, that such claims will not be successful in whole or in part. At January 29, 2005, the Company has established a reserve which the Company believes to be sufficient to cover any potential losses.

The Company is also contractually obligated pursuant to agreements with certain related parties, which is discussed in Note H.

F. EQUITY

Issuance of Warrants

Below is a summary of warrant activity for the past three fiscal years:

	FISCAL YEAR
	2004	2003	2002
Warrants outstanding at beginning of year	3,383,871	2,201,471	—
Warrants issued	—	1,182,400	3,391,471
Warrants canceled	—	—	—
Warrants exercised	6,000	—	1,190,000

Warrants outstanding at end of year	3,377,871	3,383,871	2,201,471

Warrants exercisable at end of year	3,377,871	3,383,871	2,201,471
Weighted-average exercise price per warrant:
Outstanding at beginning of year	$5.74	$5.51	—
Issued during the year	—	$6.16	$3.58
Canceled during the year	—	—	—
Exercised during the year	$5.10	—	$0.01
Outstanding at end of year	$5.74	$5.74	$5.51

Warrants Outstanding and Exercisable at January 29, 2005

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable
$0.01 to $2.15	525,000	7.3 years	$0.01	525,000
2.16 to 4.30	500,000	7.3 years	4.25	500,000
4.31 to 6.45	484,400	5.4 years	4.96	484,400
6.46 to 8.50	1,868,471	3.4 years	7.95	1,868,471

$0.01 to $8.50	3,377,871		$5.74	3,377,871

In fiscal 2002, as part of a private placement of 12% senior subordinated notes due 2007, which the Company fully redeemed in fiscal 2003, the Company issued warrants to purchase 1,715,000 shares of Common Stock at an exercise price of $0.01 per share and additional warrants to purchase 1,176,471 shares of Common Stock at an exercise price of $8.50 per share. The Company assigned a value, based on the Black Scholes model, of $9.6 million for these warrants. The value of the warrants was reflected as a component of stockholders’ equity as a discount on the notes and was initially amortized over the term of the corresponding debt, which was five years. In November 2003, the Company prepaid in full the principal amount due on the 12% senior subordinated notes and accordingly the unamortized value of these warrants of $7.3 million was written off and was included in “Other income (expense)” on the Consolidated Statement of Operations for fiscal 2003.

As part of the Company’s equity financing for its acquisition of Casual Male in May 2002, the Company issued to its investment advisor warrants to purchase 500,000 shares of Common Stock at an exercise price of $4.25 per share. The total assigned value of these warrants of $1.3 million was reflected as a cost of raising equity in fiscal 2002.

In fiscal 2003, as part of the private placement of the Company’s 12% senior subordinated notes due 2010, the Company issued warrants to purchase 1,182,400 shares of Common Stock at exercise prices ranging from $4.76 per share to $7.32 per share. Such exercise prices represent the average of the closing prices on the Company’s Common Stock on the Nasdaq National Market for the period of 30 trading days ending prior to each of the respective issue dates. The assigned Black Scholes value of $5.6 million for such warrants was reflected as a component of stockholders’ equity to be amortized over the seven-year life of the notes as additional interest expense. In the fourth quarter of fiscal 2003 and the second quarter of fiscal 2004, as discussed more fully in Note C above, the Company prepaid the notes, which resulted in the acceleration and write-off of the related unamortized value of the warrants of approximately $4.1 million in fiscal 2003 and $1.9 million in fiscal 2004, both of which are included in “Other income (expense)” on the Consolidated Statement of Operations for the respective periods.

Stock Repurchase Programs

In connection with the Company’s sales of its Convertible Notes, the Board of Directors authorized the Company to use a portion of the proceeds to repurchase 2,000,000 shares of Common Stock in the open market or in negotiated transactions, from time to time, depending on market and other conditions. In the fourth quarter of fiscal 2003, the Company repurchased 1,000,000 shares of Common Stock at an aggregate cost of $7.9 million. The remaining 1,000,000 shares were repurchased by the Company in the second quarter of fiscal 2004 at an aggregate cost of $6.3 million.

At January 29, 2005, the Company has a total of 5.2 million shares of repurchased stock at an aggregate cost of $23.4 million which is reported by the Company as treasury stock and is reflected as a reduction in stockholders’ equity.

G.    STOCK OPTIONS

Under the terms of the 1992 Stock Incentive Plan, as amended most recently on August 7, 2003 (the “1992 Plan”), up to 6,930,000 shares of Common Stock can be issued pursuant to “incentive stock options” (as defined in Section 422 of the Internal Revenue Code of 1986, as amended), options which are not “incentive stock options,” conditioned stock awards, unrestricted stock awards and performance share awards. The 1992 Plan is administered by the Compensation Committee, all of the members of which are non-employee directors who qualify as independent under the listing standards of the Nasdaq National Market. The Compensation Committee makes all determinations with respect to amounts and conditions covering awards under the 1992 Plan. Options have never been granted at a price less than fair value on the date of the grant. Options granted to employees and executives typically vest over three years and options granted to directors vest over two years. Options granted under the 1992 Plan expire ten years from the date of grant. The 1992 Plan, as amended, terminates on the earlier of (i) the date when all shares issuable thereunder have been issued or (ii) April 2, 2007.

In the fourth quarter of fiscal 2004, the Company’s Board of Directors approved the vesting of all outstanding and unvested options held by directors, officers and employees under the Company’s 1992 Stock Incentive Plan. As a result of the acceleration, options to acquire 1,903,252 shares of the Company’s common stock, which otherwise would have vested from time to time over the next 35 months, became immediately exercisable. See “Stock-Based Compensation” in Note A above for a complete discussion of the acceleration and its financial impact.

A summary of shares subject to the 1992 Plan for the fiscal years indicated:

	FISCAL YEAR
	2004	2003	2002
Outstanding at
beginning of year	2,219,869	1,899,990	1,241,814
Options granted	1,732,378	827,594	988,350
Options canceled	312,824	212,063	149,661
Options exercised	146,416	295,652	180,513

Outstanding at end of year	3,493,007	2,219,869	1,899,990

Options exercisable at
end of year	3,493,007	1,097,364	707,632
Common shares reserved
for future grants at
end of year	2,254,259	3,673,813	1,789,344

Weighted-average exercise price per option:
Outstanding at beginning of year	$4.33	$3.94	$3.31
Granted during the year	7.07	5.29	4.60
Canceled during the year	6.12	6.30	4.98
Exercised during the year	5.08	3.11	2.38
Outstanding at end of year	$5.49	$4.33	$3.94

The following table summarizes information about stock options outstanding under the 1992 Plan at January 29, 2005:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.81 to $2.15	321,733	5.1 years	$1.40	321,733	$1.40
2.16 to 4.30	314,950	6.8 years	3.46	314,950	3.46
4.31 to 6.45	2,146,324	8.6 years	5.27	2,146,324	5.27
6.46 to 8.60	290,000	8.8 years	7.19	290,000	7.19
8.61 to 10.75	420,000	9.2 years	10.14	420,000	10.14

$0.81 to $10.75	3,493,007	8.2 years	$5.49	3,493,007	$5.49

Options granted outside of the Company’s 1992 Plan

Below is a summary of options granted outside of the Company’s 1992 Plan. This activity represents options which have been granted to consultants of the Company prior to August 2003 and options granted to its executives in excess of the 1992 Plan’s annual maximum grant which was 500,000 as of August 7, 2003. All shares underlying options granted outside of the Company’s 1992 Plan have been registered for resale as part of the Company’s Form S-3 Registration Statements filed in September 2002 and September 2004.

	FISCAL YEAR
	2004	2003	2002
Outstanding at
beginning of year	1,140,000	1,050,000	1,140,000
Options granted	—	100,000	340,000
Options canceled	—	10,000	—
Options exercised	—	—	430,000

Outstanding at end of year	1,140,000	1,140,000	1,050,000

Options exercisable at
end of year	1,140,000	850,000	391,668

Weighted-average exercise price per option:
Outstanding at beginning of year	$3.21	$3.02	$2.27
Granted during the year	—	7.49	3.19
Canceled during the year	—	6.81	—
Exercised during the year	—	—	3.19
Outstanding at end of year	$3.21	$3.21	$3.02

The following table summarizes information about stock options outstanding issued outside of the 1992 Plan at January 29, 2005.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.14 to $1.44	255,000	5.0 years	$1.22	255,000	$1.22
2.38 to 3.15	360,000	6.4 years	3.09	360,000	3.09
3.88 to 5.35	525,000	7.0 years	4.27	525,000	4.27

$1.14 to $5.35	1,140,000		$3.21	1,140,000	$3.21

H.    RELATED PARTIES

Jewelcor Management, Inc.

Since October 1999, the Company has had an ongoing consulting agreement with Jewelcor Management, Inc. (“JMI”) to assist in developing and implementing a strategic plan for the Company and for other related consulting services as may be agreed upon between JMI and the Company. Seymour Holtzman, who became the Company’s Chairman of the Board on April 11, 2000, is the beneficial holder of approximately 16.7% of the outstanding Common Stock of the Company (principally held by JMI). He is also the president and chief executive officer, and indirectly, with his wife, the primary shareholder of JMI.

As payment for services rendered under the consulting agreement, as amended, for the period April 29, 2002 through April 28, 2003, the Company issued to JMI 60,659 non-forfeitable and fully-vested shares of Common Stock with a fair value on the date of grant of $276,000 or $4.55 per share.

For the period April 29, 2003 through April 2004, the Company issued to JMI as payment for services rendered 70,769 non-forfeitable and fully vested shares of Common Stock with a fair value of $276,000, or $3.90 per share. The consulting agreement was subsequently amended, effective May 1, 2003, to increase the annual compensation by $50,000 to $326,000. The increase of $50,000 for fiscal 2003 was paid to JMI through the issuance of 12,820 non-forfeitable and fully vested shares of Common Stock at a value of $3.90 per share, the closing price of the Company’s Common Stock on April 28, 2003. In addition, on July 1, 2003, JMI received a $150,000 cash bonus.

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

The consulting agreement dated April 29, 2003, and most recently amended on August 26, 2004, is for a three-year term commencing on April 29, 2003 and ending on April 28, 2006. The consulting agreement will automatically renew each year thereafter on its anniversary date for additional one-year terms, unless either party notifies the other at least ninety days prior to such anniversary date that it will not renew such agreement. The consulting agreement with JMI includes a significant disincentive for non-performance, which would require JMI to pay to the Company a penalty equal to 150% of any unearned consulting services.

Seymour Holtzman, Chairman of the Board of Directors

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

On August 31, 2004, the Compensation Committee granted to Mr. Holtzman, as compensation for his services as an executive officer of the Company in fiscal 2004, an option to purchase 100,000 shares of the Company’s Common Stock at an exercise price of $5.89 per share, which vests ratably over a three-year period. On August 31, 2004, the Compensation Committee also granted Mr. Holtzman an option to purchase an additional 100,000 shares of the Company’s Common Stock at an exercise price of $5.89 per share. However, this option is scheduled to vest on the seventh anniversary of the date of grant, but will accelerate and become exercisable over a three-year period if the Company achieves certain performance targets in fiscal 2004. In addition to the above options, Mr. Holtzman also receives an annual salary of $24,000 as compensation for services.

Other Directors and Officers

On October 27, 2004, in connection with the Rochester Acquisition, the Board of Directors of the Company appointed Robert L. Sockolov, the Chief Executive Officer of Rochester Big & Tall Clothing, as a director of the Company, effective upon the consummation of the acquisition. Accordingly, on October 29, 2004, the date the Rochester Acquisition was consummated, Mr. Sockolov became a director of the Company. Mr. Sockolov will serve until the Company’s 2005 annual meeting of stockholders or until his respective successor has been duly elected and qualified.

On October 29, 2004, the Company also entered into an employment agreement (the “Employment Agreement”) with Mr. Sockolov. Under the terms of the Employment Agreement, which will terminate January 31, 2008, Mr. Sockolov will serve as the Chief Executive Officer of the Company’s Rochester business. The Company will pay Mr. Sockolov an annual base salary of $250,000, subject to annual increases as determined by the Board of Directors or a committee thereof.

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

Private Placement Debt Issuances –

Private Placement – 12% Senior Subordinated Notes due 2010

As also discussed in Note C, during fiscal 2003, the Company issued approximately $29.6 million in 2010 Notes, of which approximately $21.8 million of such notes were redeemed, subject to prepayment penalties, in the fourth quarter of fiscal 2003. The remaining $7.8 million of such notes were redeemed in the second quarter of fiscal 2004. Together with the 2010 Notes, the Company also issued detachable warrants to purchase 1,182,400 million shares of the Company’s Common Stock. The following is a listing of the participation by related parties in both the issuance and early redemption of the 2010 Notes.

Related Party-Note holders	2010 Notes Purchased	Warrants Issued	Original Exercise Price of Warrants		2010 Notes Redeemed Fiscal 2003	2010 Notes Redeemed Fiscal 2004	Prepayment Penalty (1)
JMI (2)	$2,000,000	80,000	$4.76-6.83	(9)	—	$2,000,000	$80,000
Clark Partners (3)	2,500,000	100,000	4.76	(9)	$2,500,000	—	162,500
Baron Asset Fund(4)	2,500,000	100,000	4.76		2,500,000	—	162,500
Marc Holtzman(5)	500,000	20,000	4.76-6.83		—	500,000	20,000
Alan Bernikow(6)	100,000	4,000	5.67	(9)	100,000	—	6,500
Frank J. Husic Rollover IRA(7)	500,000	20,000	5.88	(9)	500,000	—	28,750
Ecko (8)	2,500,000	100,000	5.10-6.83		—	2,500,000	100,000

(1)	The Company was obligated to pay a prepayment penalty on all early redemptions of its 2010 Notes equal to 6.5% of the principal amount of the respective notes redeemed in November 2003 and December 2003, 5.75% of the principal amount of the respective notes redeemed in January 2004 and 4.0% of the principal amount of the respective notes redeemed in July 2004.
(2)	Seymour Holtzman, the Chairman of the Board of Directors of the Company, is president and chief executive officer, and indirectly, with his wife, the primary shareholder of JMI.
(3)	Stephen Duff, a director of the Company until February 26, 2004, is Treasurer of Ninth Floor Corporation, the general partner of Clark Partners L.P. and he is also Senior Investment Manager at The Clark Estates, Inc.
(4)	Baron Asset Fund is an affiliate of Baron Capital Group, Inc., which is the beneficial holder of approximately 7.5% of the outstanding Common Stock of the Company.
(5)	Marc Holtzman is the son of Seymour Holtzman, the Chairman of the Company’s Board of Directors.
(6)	Alan Bernikow is a director of the Company.
(7)	Frank J. Husic was a director of the Company until February 1, 2005.
(8)	Includes certain principal officers of Ecko.Complex, LLC and certain of their family members. The Company operated its Ecko Unltd.® stores under a joint venture with Ecko.Complex, LLC until the second quarter of fiscal 2004.
(9)	On December 7, 2004, in order to ensure compliance with Nasdaq requirements, the exercise prices of these warrants were increased as follows: JMI’s warrant to purchase 60,000 shares was increased to $5.26 per share; JMI’s warrant to purchase 20,000 shares was increased to $7.36 per share; Clark Partners I, L.P.’s warrant to purchase 100,000 shares was increased to $5.26 per share; Alan Bernikow’s warrant to purchase 4,000 shares was increased to $6.01 per share; and Frank J. Husic Rollover IRA’s warrant to purchase 20,000 shares was increased to $6.79 per share.

Private Placement – 5% Senior Subordinated Notes due 2007

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

The following table sets forth the Pension Plan’s funded status at January 29, 2005 and January 31 2004:

(in thousands)	January 29, 2005	January 31, 2004
Change in benefit obligation:
Balance at beginning of period	$19,241	$17,945
Benefits and expenses paid	(1,191)	(932)
Service and interest costs	1,127	1,139
Actuarial loss	266	1,089

Balance at end of year	$19,443	$19,241

Change in fair value of plan assets
Balance at beginning of period	$20,502	$17,435
Actual return on plan assets	854	3,999
Employer contributions	—	—
Benefits and expenses paid	(1,191)	(932)

Balance at end of period	$20,165	$20,502

Reconciliation of Funded Status
Projected benefit obligation	$19,443	$19,241
Fair value of plan assets	20,165	20,502

Funded Status	722	1,260
Unrecognized actuarial loss	2,370	1,355

Net amount recognized at year end	$3,092	$2,615

Amounts recognized in the statement of financial position:
Prepaid benefit cost	$3,092	$2,615
Accrued benefit liability	—	—
Other comprehensive loss	—	—

Net amount recognized at year end	$3,092	$2,615

Other comprehensive income attributable to change in additional minimum liability recognition	$—	$(3,000)

Net pension benefit for the year ended January 29, 2005 and January 31, 2004 includes the following components:

(in thousands)	January 29, 2005	January 31, 2004
Service cost earned during the year	$—	$—
Interest cost on projected benefit obligation	1,127	1,139
Expected return on plan assets	(1,603)	(1,351)
Recognized actuarial (gain) loss	—	102

Net pension benefit	$(476)	$(110)

A summary of the Company’s key actuarial assumptions used to determine the benefit obligations as of January 29, 2005 and January 31, 2004 were as follows:

	January 29, 2005	January 31, 2004
Discount rate	6.00%	6.00%
Expected long-term rate of return	8.00%	8.00%

A summary of the Company’s key actuarial assumptions used to determine net periodic benefit cost for the years ended January 29, 2005 and January 31, 2004 were as follows:

	January 29, 2005	January 31, 2004
Discount rate	6.00%	6.55%
Expected long-term rate of return	8.00%	8.00%

The expected long-term rate of return assumption was developed considering historical and future expectations for returns for each asset class.

Estimated Future Benefit Payments

The estimated future benefits for the next ten fiscal years are as follows:

FISCAL YEAR	(in thousands)
2006	$1,000
2007	1,003
2008	1,025
2009	1,063
2010	1,099
2011-2015	6,230

The Company’s target asset allocation for fiscal 2005 and its asset allocation at January 29, 2005 and January 31, 2004 were as follows, by asset category:

	Target allocation	Percentage of plan assets at
Asset category:	Fiscal 2005	January 29, 2005	January 31, 2004
Equity securities	70.00%	48.99%	68.05%
Debt securities	20.00%	39.68%	20.43%
Insurance contracts	10.00%	11.33%	11.52%
Total	100.00%	100.00%	100.00%

The target policy is set to maximize returns with consideration to the long-term nature of the obligations and maintaining a lower level of overall volatility through the allocation of fixed income. The asset allocation is reviewed throughout the year for adherence to the target policy and is rebalanced periodically towards the target weights.

Supplemental Retirement Plan

In connection with the Casual Male acquisition, the Company also assumed the liability of the Casual Male Supplemental Retirement Plan (the “Supplemental Plan”).

The following table sets forth the Supplemental Plan’s funded status at January 29, 2005 and January 31, 2004:

(in thousands)	January 29, 2005	January 31, 2004
Change in benefit obligation:
Balance at beginning of period	$438	$423
Benefits and expenses paid	(15)	(13)
Actuarial loss	13	1
Service and interest costs	26	27

Balance at end of year	$462	$438

Change in fair value of plan assets
Balance at beginning of period	$—	$—
Employer contributions	15	13
Benefits and expenses paid	(15)	(13)

Balance at end of year	—	—

Projected benefit obligation	$462	$438

Reconciliation of Funded Status
Projected benefit obligation	$448	$438
Fair value of plan assets	—	—

Funded Status	(448)	(438)
Unrecognized actuarial loss	—	1

Net amount recognized at year end	$(448)	$(437)

Amounts recognized in the statement of financial position:
Prepaid benefit cost	$—	$—
Accrued benefit liability	(448)	(438)
Accumulated other comprehensive income	—	1

Net amount recognized at year end	$(448)	$(437)

Assumptions used to determine the benefit obligations as of January 29, 2005 and January 31, 2004 included a discount rate of 6.00% for both fiscal years. Assumptions used to determine the net periodic benefit cost for the years ended January 29, 2005 and January 31, 2004 included a discount rate of 6.00% and 6.55% for fiscal 2004 and fiscal 2003, respectively.

Defined Contribution Plan

During fiscal 2004, in addition to the Company’s existing defined contribution 401(k) plan, the Company assumed an additional defined contribution plan as a result of the Rochester Acquisition in October 2004.

The Casual Male 401(k) plan covers all eligible employees who have completed six months of service. Under this plan, the Company may provide matching contributions up to a stipulated percentage of employee contributions. The expenses of the plan are fully funded by the Company; and the matching contribution, if any, is established each year by the Board of Directors. For fiscal 2004, the matching contribution by the Company was set at 50% of contributions by eligible employees up to a maximum of 6% of salary. The Rochester 401(k) plan is an elective plan pursuant to which participant’s contributions are voluntary and Rochester has at a minimum contributed the required 3% minimum. The Company intends to merge the 401(k) plans during fiscal 2005.

The Company recognized $782,112, $572,218 and $385,355 of expense under these plans in fiscal 2004, 2003 and 2002, respectively.

J.    RESTRUCTURING CHARGES AND DISCONTINUED OPERATIONS

Restructuring Charges

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

In fiscal 2002, the Company closed 20 of its Levi’s®/Dockers® outlet stores pursuant to this plan and an additional 25 stores in fiscal 2003. During fiscal 2004, the Company closed 26 additional stores. As discussed in Note M, in the fourth quarter of fiscal 2004, the Company sold its remaining 32 Levi’s®/Dockers® outlet stores.

In connection with this plan, in fiscal 2002 the Company recorded restructuring charges totaling $33.3 million related to the closure of these stores and for certain integration costs associated with the Casual Male acquisition. Approximately $28.2 million of these costs related to the closure of the Levi’s®/Dockers® outlet stores and the Candie’s® outlet stores and as such are included in the Company’s results from discontinued operations for fiscal 2002. The remaining $5.1 million associated with the integration costs of the acquisition are included as part of continuing operations for fiscal 2002 under “Provision for impairment of assets, store closings and severance.”

The Company recognized income $646,000 in fiscal 2003 as a result of excess reserves for landlord settlements. In fiscal 2004, the Company recognized income totaling $2.5 million related to the reversal of excess restructuring reserves primarily due to the sale of the remaining 32 stores. Of the total $2.5 million, $591,000 was recognized in the third quarter and $1.9 million in the fourth quarter. The Company recorded both reversals of $646,000 and $2.5 million in fiscal 2003 and fiscal 2004, respectively, as part of its results for discontinued operations, see “Discontinued Operations” below.

At January 29, 2005, there were no remaining reserves related to these store closings. Below is a table showing the changes in the components of the reserves from January 31, 2004 to January 29, 2005.

(in millions)	Balance at January 31, 2004	Net Provisions/(Income)	Charges/Write- offs	Balance at January 29, 2005
Inventory reserves	$0.9	$—	$0.9	$—
Accrued liabilities for severance and store closings	2.9	(2.5)	0.4	—

Total reserves	$3.8	$(0.5)	$3.3	$—

Discontinued Operations

The following table summarizes the results of operations from the Company’s discontinued operations for the past three fiscal years. No tax benefit or provision was realized on discontinued operations for any of the three fiscal years. Included in discontinued operations are the results of operations for the Company’s Levi’s®/Dockers® outlet stores and fiscal 2002 also includes the results of operations for the Company’s Candie’s® Outlet stores which were closed at the end of fiscal 2002. Below is a summary of the results of operations for these closed stores for the past three fiscal years:

(in millions)	Fiscal 2004 (1)	Fiscal 2003 (2)	Fiscal 2002 (3)
Sales	$71.1	$122.4	$173.2
Gross margin	12.7	25.0	19.8
Selling, general and administrative expenses	14.2	27.5	38.0
Provision (reversal) for impairment of assets, store closings and severance	(2.5)	(0.6)	11.9
Depreciation and amortization	1.7	1.7	4.7

	(0.7)	(3.6)	(34.8)

Other income	1.2	—	—

Income (loss) from discontinued operations	$0.5	$(3.6)	$(34.8)

(1)	Fiscal 2004 includes a gain of $1.2 million that the Company recognized in connection with the sale of 32 of its Levi’s®/Dockers® outlet stores in the fourth quarter. Results also include income of $2.5 million recognized in the second and fourth quarters as a result of the reversal of excess restructuring reserves.
(2)	Fiscal 2003 includes income of $646,000 as a result of revised accruals for certain landlord settlements.
(3)	Fiscal 2002 includes $28.2 million in charges, related to discontinued operations, recorded by the Company related to the exiting of its Levi’s®/Dockers® and Candie’s® businesses. Of the total $28.2 million, approximately $16.3 million is included in gross margin as markdown costs, the remaining $11.9 million is included in “Provision (reversal) for impairment of assets, store closings and severance.”

K.	ROCHESTER ACQUISITION

On October 29, 2004 the Company completed the acquisition of substantially all of the assets of Rochester Big & Tall Clothing (the “Rochester Acquisition”). The purchase price was $15.0 million in cash and the assumption of bank and subordinated debt of approximately $5.0 million, in addition to the assumption of identified operating liabilities such as accounts payable and accrued liabilities. The $5.0 million that the Company assumed in subordinated debt from Rochester was paid in full on October 29, 2004. There is a potential payment over a three-year period of an additional $4.0 million, which is subject to an earn-out provision.

The Company has allocated the purchase price as follows:

(in thousands)
Cash and cash equivalents	$860
Accounts receivable	28
Inventory	14,893
Prepaid expenses	749
Property and equipment	3,189
Other assets	467
Goodwill	2,662
Trademarks	4,000
Other intangibles	1,481
Accounts payable	(3,907)
Accrued expenses and other current liabilities	(4,146)
Accrual for estimated transaction and severance costs	(350)

Total cash paid for assets acquired and liabilities assumed	$19,926

The Company financed the transaction with a $7.5 million term loan from Bank of America Retail Group, Inc., together with borrowings on its existing credit facility, which was amended in connection with the acquisition. See Note C for a detailed discussion of the borrowings.

L.    SALE OF INTEREST IN ECKO JOINT VENTURE AND MARKDOWN ALLOWANCE AGREEMENT

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

On July 30, 2004, the Company sold to Ecko its 50.5% interest in the joint venture for a purchase price of $800,000 in cash and a secured promissory note in the principal amount of $6.2 million. The secured promissory note accrued interest at 8% annually and was secured by all of the membership interests of the former joint venture and substantially all of its assets. This note required Ecko to make monthly principal payments to the Company of $516,667 plus interest, commencing August 31, 2004. As of January 29, 2005, the promissory note had been paid in full. Through January 2005, the Company received fees based on a percentage of sales for providing transitional services to the joint venture related to its operating and accounting systems.

Pursuant to a mark-down allowance agreement entered into on July 30, 2004, Ecko also executed and delivered an additional secured promissory note for $1.0 million as a markdown allowance with respect to purchases of certain goods made by the Company from Ecko. The secured promissory note accrued interest at 8% annually and was also secured by all of the membership interests of the former joint venture and substantially all of its assets. This note required Ecko to make monthly principal payments in the amount of $83,333 plus interest commencing August 31, 2004. As of January 29, 2005, Ecko had paid the note in full.

The above sales transaction resulted in a gain of approximately $3.1 million, which is included in the Consolidated Statements of Operations as a component of “Other income (expense)” for fiscal 2004.

M.    SALE OF LEVI’S®/DOCKERS® BUSINESS

On November 24, 2004, the Company entered into an Asset Purchase Agreement with Hub Holding Corp., an affiliate of Sun Capital Partners, Inc. (“Hub Holding”), pursuant to which the Company sold 32 of its remaining Levi’s®/Dockers® outlet stores to Hub Holding. The closing of the transaction occurred on November 24, 2004. The sale price was approximately $12.8 million in cash. In addition, the Company also received $325,000 as part of an earn out payment based on the stores’ financial performance through January 31, 2005. In connection with the sale, Hub Holding assumed all outstanding accounts payable and accrued liabilities incurred in the ordinary course of business, including the remaining lease obligations for these 32 store locations. The Company recognized a gain on the sale of $1.2 million which was included in discontinued operations for the fourth quarter and fiscal year 2004. In addition, the Company recognized income of approximately $2.5 million related to the reversal of restructuring reserves no longer needed as a result of the sale. See Note J, “Discontinued Operations” for additional information.

In connection with the sale, the Company and Hub Holding also entered into a Transition Services Agreement, pursuant to which the Company agreed to provide Hub Holding and certain of its affiliates certain transitional services for a period of up to four months. All transitional services were completed as of January 29, 2005.

The proceeds from the sale were used by the Company to reduce borrowings under its Amended Credit Facility.

N.    SEGMENT INFORMATION

Since the Casual Male acquisition in May 2002, the Company has operated its business under two reportable store segments: (i) the Big & Tall Apparel business and (ii) Other Branded Apparel businesses.

However, with the completion of the closure of its Levi’s®/Dockers® business and the sale of its Ecko joint venture interest, the Company has completely exited all operations of its Other Branded Apparel business. As a result, beginning in fiscal 2005 the Company will report its operations as one reportable segment, Big & Tall Men’s Apparel, which will consist of the Company’s Casual Male and Rochester businesses.

At January 29, 2005, the Company’s results were reported in the following segments:

The Big & Tall Apparel business: This group includes the Company’s 415 Casual Male Big & Tall retail stores, 66 Casual Male Big & Tall outlet stores, 13 Casual Male at Sears Canada stores, and it 22 Rochester Big & Tall stores in addition to its catalog and e-commerce businesses. Fiscal 2004 includes the operating results of Rochester since its acquisition on October 30, 2004. Fiscal 2002 includes the operating results of the Casual Male business since its acquisition on May 14, 2002.

Other Branded Apparel businesses: Due to the completion of the closure of the Company’s Levi’s®/Dockers® business during fiscal 2004, this segment excludes the operating results for that business since all operations have been reclassed to discontinued operations for all fiscal years. See Note J for discontinued operations. Therefore, this segment includes only the results of operations through July 30, 2004 of the 29 Ecko Unltd.® outlet stores, which were owned and operated through a joint venture with Ecko.Complex, LLC. As discussed above in Note L, on July 30, 2004, the Company sold its 50.5% interest in the joint venture to Ecko.Complex, LLC.

The accounting policies of the reportable segments are the same as those described in Note A above. The Company evaluates individual store profitability in terms of a store’s “Operating Profit” which is defined by the Company as gross margin less occupancy costs, direct selling costs and an allocation of indirect selling costs.

Below are the results of operations on a segment basis for fiscal 2004, fiscal 2003 and fiscal 2002.

Fiscal 2004

(in thousands)	Big & Tall Apparel Business	Other Branded Apparel Businesses	Total
Statement of Operations:
Sales	$352,428	$12,619	$365,047
Gross margin	146,537	3,903	150,440
Selling, general and administrative	127,927	4,627	132,554
Depreciation and amortization	9,221	637	9,858
Operating profit (loss)	9,389	(1,361)	8,028

Balance Sheet:
Inventory	$ 79,858	$ —	$79,858
Fixed assets	74,651 (1)	—	74,651
Goodwill and other intangible assets	87,893	—	87,893
Trade accounts payable	27,110 (2)	—	27,110
Capital expenditures	20,637	—	20,637

(1)	Includes corporate assets of $43.1 million.
(2)	Includes corporate non-merchandise payables of $9.4 million

Fiscal 2003

(in thousands)	Big & Tall Apparel Business	Other Branded Apparel Businesses	Discontinued Operations (3)	Total
Statement of Operations:
Sales	$319,209	$ 20,096		$339,305
Gross margin	132,525	7,651		140,176
Selling, general and administrative	109,326	6,244		115,570
Depreciation and amortization	6,706	772		7,478

Operating profit	16,493	635		17,128

Balance Sheet:
Inventory	$ 67,533	$ 5,821	$ 25,319	$98,673
Fixed assets	61,047 (4)	4,399	2,899	68,345
Goodwill and other intangible assets	81,306	—	—	81,306
Trade accounts payable	23,935 (5)	3,308	4,882	32,125
Capital expenditures	8,452	3,868	—	12,320

(3)	Balances represent assets and liabilities as of January 31, 2004 for the Company’s discontinued Levi’s®/Dockers® outlet business.
(4)	Includes corporate assets of $39.6 million.
(5)	Includes corporate non-merchandise payables of $6.3 million

Fiscal 2002

(in thousands)	Big & Tall Apparel Business (6)	Other Branded Apparel Businesses	Discontinued Operations (7)	Total
Statement of Operations:
Sales	$242,677	$4,932		$247,609
Gross margin	102,703	2,050		104,753
Selling, general and administrative
	79,068	1,247		80,315
Provision for impairment of assets, store closings and severance (8)	5,053	—		5,053
Depreciation and amortization	6,007	106		6,113

Operating profit	12,575	697		13,272

Balance Sheet:
Inventory	$ 62,307	$1,290	$39,625	$103,222
Fixed assets	55,985	1,429	6,648	64,062
Goodwill and other intangible assets	81,427	—	—	81,427
Trade accounts payable	25,614	877	7,411	33,902
Capital expenditures	8,114	4,358	—	12,472

(6)	The results for the Big & Tall Apparel business include the results for the Company’s Casual Male business from May 2002, the date of acquisition. Pro forma results for the Big & Tall Apparel business assuming the acquisition had occurred on February 3, 2002 would have been as follows:

Sales	$329,200
Gross margin	140,100
Selling, general and administrative	116,000
Depreciation and amortization	8,500

Operating profit	$15,600

(7)	Balances represent assets and liabilities as of February 1, 2003 for the Company’s discontinued Levi’s®/Dockers® outlet business.
(8)	Includes $5.0 million related to integration charges recorded as part of the Company’s 2002 Restructuring Program. See Note J.

O.    SELECTED QUARTERLY DATA (UNAUDITED)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	FULL YEAR
	(In Thousands, Except Per Share Data)
FISCAL YEAR 2004
Sales	$84,175	$88,076	$74,646	$118,150	$365,047
Gross margin	33,726	36,159	30,232	50,323	150,440
Income (loss) from continuing operations (1)	(3,480)	(416)	(3,402)	8,271	973
Income (loss) from discontinued operations (1)	(1,614)	515	2,036	(386)	551
Net income (loss) (1)	(5,094)	99	(1,366)	7,885	1,524
Earnings (loss) per share – basic	$(0.15)	$0.00	$(0.04)	$0.23	$0.04
Earnings (loss) per share – diluted	$(0.15)	$0.00	$(0.04)	$0.22	$0.04

FISCAL YEAR 2003
Sales	$74,829	$82,573	$79,782	$102,121	$339,305
Gross margin	30,930	33,373	32,734	43,139	140,176
Loss from continuing operations (2)	(519)	1,098	(1,467)	(7,566)	(8,454)
Income (loss) from discontinued operations (2)	(2,236)	(440)	263	(1,194)	(3,607)
Net income (loss) (2)	(2,755)	658	(1,204)	(8,760)	(12,061)
Earnings (loss) per share – basic and diluted	$(0.08)	$0.02	$(0.03)	$(0.25)	$(0.34)

(1)	Results for fiscal 2004 include a gain of $3.1 million which was recognized in the second quarter in connection with the Company’s sale of its joint venture interest in Ecko Unltd.®. This gain was partially offset during the second quarter by $1.9 million of costs associated with the Company’s prepayment of debt and a charge of $0.9 million for the write off of certain costs associated with the postponement of the Company’s spin-off of its subsidiary, LPI. Discontinued Operations for fiscal 2004 include a gain of $1.2 million related to the sale of the Company’s 32 Levi’s®/Dockers® outlet stores which was recognized in the fourth quarter and approximately $2.5 million of income recognized in the second and fourth quarters in connection with the reversal of excess restructuring reserves.
(2)	Included in the Loss from Continuing Operations for the fourth quarter and fiscal year 2003 is approximately $13.7 million and $14.1 million, respectively, in expenses which were primarily related to costs associated with the Company’s prepayment of debt. Discontinued operations for the fourth quarter and fiscal year 2003 also include $646,000 of income from restructuring for the reversal of excess reserves related to landlord settlements.

Consistent with the retail apparel industry, the Company’s business is seasonal with the largest volume of its sales generated during the Father’s Day selling season in June and the Christmas selling season in December. As a result of the impact of the Christmas selling season, the majority of the Company’s operating income is generated in the fourth quarter.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 29, 2005. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of January 29, 2005, the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

    (i)    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

    (ii)    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and

    (iii)    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of January 29, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework.

Our evaluation of and conclusion on the effectiveness of internal control over financial reporting excludes the internal controls of Rochester Big & Tall Clothing (“Rochester”) which the Company acquired on October 29, 2004. The Rochester business constituted approximately $26.5 million, or 9.9%, of the Company’s total consolidated assets at January 29, 2005 and approximately $21.1 million, or 5.8%, of consolidated revenues for fiscal 2004. The purchase price of the acquisition was $15.0 million in cash and the assumption of bank and subordinated debt of approximately $5.0 million. Management’s annual report on internal control over financial reporting for fiscal 2005 will include Rochester.

Based on management’s assessment and those criteria, management determined that the Company maintained effective internal control over financial reporting as of January 29, 2005.

As indicated in its Attestation Report included below, Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this report, has attested to management’s assessment regarding the effectiveness of its internal control over financial reporting as of January 29, 2005.

Attestation Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Casual Male Retail Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Casual Male Retail Group, Inc. maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Casual Male Retail Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Rochester Big & Tall Clothing, which was acquired on October 29, 2004 and included in the fiscal 2004 consolidated financial statements of Casual Male Retail Group, Inc. The acquisition of Rochester Big & Tall Clothing constituted approximately $26.5 million, or 9.9%, of the Company’s total consolidated assets at January 29, 2005 and approximately $21.1 million, or 5.8%, of consolidated revenues for fiscal 2004. The purchase price of the acquisition was $15.0 million in cash and the assumption of bank and subordinated debt of approximately $5.0 million. Management did not assess the effectiveness of internal control over financial reporting at this entity as it was acquired during the latter half of fiscal 2004. Our audit of internal control over financial reporting of Casual Male Retail Group, Inc. also did not include an evaluation of the internal control over financial reporting of Rochester Big & Tall Clothing.

In our opinion, management’s assessment that Casual Male Retail Group, Inc. maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Casual Male Retail Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Casual Male Retail Group, Inc. as of January 29, 2005 and January 31, 2004 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended January 29, 2005 of Casual Male Retail Group, Inc. and our report dated April 7, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

April 7, 2005

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 29, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III.

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from the Company’s definitive proxy statement (or an amendment to this Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended January 29, 2005 in connection with our 2005 Annual Meeting of Stockholders.

Item 10.    Directors and Executive Officers of the Registrant

Information with respect to this item is incorporated by reference from the Company’s definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended January 29, 2005.

Item 11.    Executive Compensation

Information with respect to this item is incorporated by reference from the Company’s definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended January 29, 2005.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from the Company’s definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended January 29, 2005.

Item 13.    Certain Relationships and Related Transactions

Information with respect to this item is incorporated by reference from the Company’s definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended January 29, 2005.

Item 14.    Principal Accounting Fees and Services

Information with respect to this item is incorporated by reference from the Company’s definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended January 29, 2005.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

15(a)(1) Financial Statements

The list of consolidated financial statements and notes required by this Item 15(a)(1) is set forth in the “Index to Consolidated Financial Statements” on page 35 of this Annual Report.

15(a)(2) Financial Statement Schedules

Schedule II “Valuation and Qualifying Accounts” for the three fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003 is set forth on page 70 of this Annual Report.

All other schedules, other than the schedule listed above, have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements or notes thereto.

15(a)(3) Exhibits

The list of exhibits required by this Item 15(a)(3) is set forth in the “Index to Exhibits” beginning on page 71 of this Annual Report.

SCHEDULE II

CASUAL MALE RETAIL GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended January 29, 2005, January 31, 2004 and February 1, 2003

Description	Balance at Beginning of Year	Net Provision (Benefit)		Charges/ Write-offs	Balance At End Year
(In thousands)
Accrued Restructuring Reserves
Year ended February 1, 2003 (fiscal 2002)	$—	$33,309	(1)	$(15,946)	$17,363	(2)
Year ended January 31, 2004 (fiscal 2003)	17,363	(646	) (3)	12,886	3,831	(4)
Year ended January 29, 2005 (fiscal 2004)	3,831	(2,538	) (5)	1,293	—

(1)	Included in the restructuring charges for fiscal 2002 of $33.3 million is $16.4 million for the liquidation of inventory, which was included in cost of goods sold for fiscal 2002.
(2)	Included in the reserve balance at February 1, 2003 is a markdown reserve for inventory of $11.1 million, which was included in inventory on the consolidated balance sheet.
(3)	Represents the reversal of excess reserves related to landlord settlements.
(4)	Included in the reserve balance at January 31, 2004 is a markdown reserve for inventory of $0.8 million, which was included in inventory on the consolidated balance sheet.
(5)	Represents the reversal of excess reserves for the Company’s remaining Levi’s®/Dockers® outlet stores that were closed or sold in fiscal 2004.

Index to Exhibits

Exhibits

3.1	Restated Certificate of Incorporation of the Company, as amended (included as Exhibit 3.1 to Amendment No. 3 of the Company’s Registration Statement on Form S-1 (No. 33-13402), and incorporated herein by reference).	*

3.2	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated June 22, 1993 (included as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on June 18, 1996, and incorporated herein by reference).	*

3.3	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated August 8, 2002 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on September 17, 2002, and incorporated herein by reference).	*

3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company establishing Series A Junior Participating Cumulative Preferred Stock dated May 1, 1995 (included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on May 3, 1996, and incorporated herein by reference).	*

3.5	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series B Convertible Preferred Stock dated May 14, 2002 (included as Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2002, and incorporated herein by reference).	*

3.6	By-Laws of the Company, as amended (included as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on December 12, 2000, and incorporated herein by reference).	*

4.1	Indenture, dated as of November 18, 2003, between the Company and U.S. Bank National Association, as Trustee (included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).	*

10.1	1992 Stock Incentive Plan, as amended (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).	*

10.2	Executive Incentive Program for fiscal year ending January 29, 2005, as amended August 26, 2004 (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2004, and incorporated herein by reference).	*

10.3	Fourth Amended and Restated Loan and Security Agreement dated October 29, 2004, by and among Fleet Retail Group, Inc., as Administrative Agent and Collateral Agent, the Lenders identified herein, the Company, as Borrowers’ Representative and the Company and Designs Apparel, Inc. as Borrowers (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2004, and incorporated herein by reference).	*

10.4	Note Agreement, dated as of July 2, 2003, among the Company, certain subsidiaries of the Company, and the Initial Purchasers identified on the signature pages thereto (the “Note Agreement”) (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003 and incorporated herein by reference).	*

10.5	Form of 12% Senior Subordinated Note due 2010 (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference).	*

10.6	Form of Warrant issued to the Initial Purchasers under the Note Agreement (included as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference).	*

10.7	Consulting Agreement dated as of October 28, 1999 between the Company and Jewelcor Management, Inc. (included as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on April 28, 2000, and incorporated herein by reference).	*

10.8	Extension to Consulting Agreement, dated as of April 28, 2001, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on September 18, 2001, and incorporated herein by reference).	*

10.9	Extension to Consulting Agreement, dated as of April 28, 2002, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed on June 18, 2002, and incorporated herein by reference).	*

10.10	Extension to Consulting Agreement, dated as of April 29, 2003, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on May 5, 2003, and incorporated herein by reference).	*

10.11	Amendment to Consulting Agreement, effective as of May 1, 2003, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference).	*

10.12	Amendment to Consulting Agreement, dated as of August 26, 2004, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2004, and incorporated herein by reference).	*

10.13	Employment Agreement dated as of March 31, 2000 between the Company and David A. Levin (included as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on April 28, 2000, and incorporated herein by reference).	*

10.14	First Amendment to Employment Agreement dated April 10, 2001 between the Company and David A. Levin (included as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on June 19, 2001, and incorporated herein by reference).	*

10.15	Second Amendment to Employment Agreement dated as of January 10, 2003 between the Company and David A. Levin (included as Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on May 5, 2003, and incorporated herein by reference).	*

10.16	Third Amendment to Employment Agreement, dated as of July 9, 2003, between the Company and David A. Levin (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference).	*

10.17	Fourth Amendment to Employment Agreement dated as of June 29, 2004 between the Company and David A. Levin.

10.18	Employment Agreement dated as of August 14, 2000 between the Company and Dennis R. Hernreich (included as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed on September 12, 2000, and incorporated herein by reference).	*

10.19	First Amendment to Employment Agreement dated April 25, 2001 between the Company and Dennis R. Hernreich (included as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed on June 19, 2001, and incorporated herein by reference).	*

10.20	Second Amendment to Employment Agreement dated as of January 10, 2003 between the Company and Dennis R. Hernreich (included as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on May 5, 2003, and incorporated herein by reference).	*

10.21	Third Amendment to Employment Agreement, dated as of July 9, 2003, between the Company and Dennis R. Hernreich (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference).	*

10.22	Fourth Amendment to Employment Agreement, dated as of June 29, 2004, between the Company and Dennis R. Hernreich.

10.23	Employment Agreement dated as of July 9, 2003 between the Company and Linda Carlo (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).	*

10.24	First Amendment to Employment Agreement, dated as of June 29, 2004, between the Company and Linda B. Carlo.

10.25	Severance Compensation Agreement dated as of May 7, 2002 by and between Casual Male Corp. and Joseph H. Cornely, III (included as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).	*

10.26	Employment Agreement dated October 29, 2004 between the Company and Robert L. Sockolov (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 4, 2004, and incorporated herein by reference).	*

10.27	Employment Agreement dated March 9, 2005 between the Company and Ronald Ramseyer.

10.28	Asset Purchase Agreement entered into as of May 2, 2002, by and among the Company and Casual Male Corp. and certain subsidiaries (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).	*

10.29	Amended and Restated Note Agreement, dated as of April 26, 2002, and amended and restated as of May 14, 2002, among the Company, certain subsidiaries of the Company and the purchasers identified therein (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).	*

10.30	Form of Warrant to Purchase Shares of Common Stock (aggregating 787,500 shares) (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).	*

10.31	Form of Warrant to Purchase Shares of Common Stock (aggregating 927,500 shares) (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).	*

10.32	Form of Warrant to Purchase Shares of Common Stock (aggregating 1,176,471 shares) (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).	*

10.33	Registration Rights Agreement entered into as of April 26, 2002, by and between the Company and the persons identified therein (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).	*

10.34	Purchase Agreement dated November 12, 2003 by and between the Company and Thomas Weisel Partners LLC (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).	*

10.35	Registration Rights Agreement dated November 18, 2003 by and between the Company And Thomas Weisel Partners LLC (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).	*

10.36	Sourcing Agreement dated May 1, 2002, between the Company and Kellwood Company (included as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed on June 18, 2002, and incorporated herein by reference).	*

10.37	Form of Warrant to Purchase Shares of Common Stock (aggregating 500,000 shares) (included as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed on September 17, 2002, and incorporated herein by reference).	*

10.38	Asset Purchase Agreement by and among the Company and Rochester Big & Tall Clothing, Inc., dated as of August 18, 2004 (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2004, and incorporated herein by reference).	*

10.39	Asset Purchase Agreement by and among the Company, Designs JV, LLC, Designs Apparel, Inc. and Hub Holding Corp., dated as of November 24, 2004 (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2004, and incorporated herein by reference).	*

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain cautionary statements of the Company to be taken into account in conjunction with consideration and review of the Company’s publicly-disseminated documents (including oral statements made by others on behalf of the Company) that include forward-looking information (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 8, 2005, and incorporated herein by reference).	*

* Previously filed with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.
April 11, 2005

	By:	/s/ David A. Levin
David A. Levin President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated, on April 11, 2005.

Signatures

/s/ David A. Levin David A. Levin	President and Chief Executive Officer (Principal Executive Officer)

/s/ Dennis R. Hernreich Dennis R. Hernreich	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Seymour Holtzman Seymour Holtzman	Chairman of the Board of Directors

/s/ Alan S. Bernikow Alan S. Bernikow	Director

/s/ Jesse H. Choper Jesse H. Choper	Director

/s/ James P. Frain James P. Frain	Director

/s/ George T. Porter, Jr. George T. Porter, Jr.	Director

/s/ Joseph Pennacchio Joseph Pennacchio	Director

/s/ Robert L. Sockolov Robert L. Sockolov	Director and Chief Executive Officer of Rochester Division