Form 10-K/A
period 2005-01-29
CASUAL MALE RETAIL GROUP INC
filed 2005-06-01
CIK 813298

UNITED STATES

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

The registrant had 34,250,912 shares of Common Stock, $0.01 par value, outstanding as of May 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

None.

The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ending January 29, 2005 by amending PART III thereof to read in its entirety as follows:

PART III.

Item 10. Directors and Executive Officers of the Registrant

Certain information concerning the directors of the Company is set forth below:

NAME (1)	AGE	POSITION	DIRECTOR SINCE
Seymour Holtzman	69	Chairman of the Board and Director (2)	2000

David A. Levin	54	President, Chief Executive Officer and Director	2000

Alan S. Bernikow	64	Director (3),(4)	2003

Jesse Choper	69	Director (3),(4),(5)	1999

James P. Frain	56	Director	2004

Joseph Pennacchio	58	Director (2),(3),(5)	1999

George T. Porter, Jr.	58	Director (5)	1999

Robert L. Sockolov	74	Director, Chief Executive Officer of the Rochester Big & Tall division (6)	2004

(1)	Frank J. Husic, a director of the Company since June 23, 2003, resigned his position effective February 1, 2005.
(2)	Current member of the Investors Relations Committee.
(3)	Current member of the Audit Committee.
(4)	Current member of the Nominating and Corporate Governance Committee.
(5)	Current member of the Compensation Committee.
(6)	Mr. Sockolov was appointed a director of the Company on October 27, 2004.

Seymour Holtzman has been a director of the Company since April 7, 2000 and Chairman of the Board since April 11, 2000. On May 25, 2001, the Board of Directors of the Company hired Mr. Holtzman as an officer and an employee of the Company. Mr. Holtzman has been involved in the retail business for over 30 years. For many years, he has been the President and Chief Executive Officer of Jewelcor, Inc., a former New York Stock Exchange listed company that operated a chain of retail stores. From 1986 to 1988, Mr. Holtzman was Chairman of the Board and Chief Executive Officer of Gruen Marketing Corporation, an American Stock Exchange listed company involved in the nationwide distribution of watches. For at least the last five years, Mr. Holtzman has served as Chairman and Chief Executive Officer of each of Jewelcor Management, Inc., a company primarily involved in investment and management services; C.D. Peacock, Inc., a Chicago, Illinois retail jewelry establishment; and S.A. Peck & Company, a retail and mail order jewelry company based in Chicago, Illinois. Mr. Holtzman is currently Chairman of the Board of MM Companies, Inc. (OTCBB: “MMCO”). Mr. Holtzman is a well-known shareholder activist who specializes in the banking industry and the retail industry.

David A. Levin has been President and Chief Executive Officer of the Company since April 10, 2000 and a director of the Company since April 11, 2000. From 1999 to 2000, he served as the Executive Vice President of eOutlet.com. Mr. Levin was President of Camp Coleman, a division of The Coleman Company, from 1998 to 1999. Prior to that, Mr. Levin was President of Parade of Shoes, a division of J. Baker, Inc., from 1995 to 1997. Mr. Levin was also President of Prestige Fragrance & Cosmetics, a division of Revlon, Inc., from 1991 to 1995. Mr. Levin has worked in the retail industry for over 30 years.

Alan S. Bernikow has been a director of the Company since June 29, 2003. From 1998 until his retirement in May 2003, Mr. Bernikow was the Deputy Chief Executive Officer at Deloitte & Touche LLP where he was responsible for assisting the firm on special projects such as firm mergers and acquisitions and partner affairs. Mr. Bernikow joined Touche Ross, the predecessor firm of Deloitte & Touche LLP, in 1977, prior to which Mr. Bernikow was the National Administrative Partner in Charge for the accounting firm of J.K. Lasser & Company. Mr. Bernikow is a member of the Board of Directors and of the Audit Committee of Revlon, Inc.; a member of the Board of Directors and Chairman of the Audit Committee of Mack-Cali; a member of the Board of Directors and Chairman of the Audit Committee of the FOJP Service Corporation; a member of the Board of Directors, Treasurer and Chairman of the Audit Committee for the Jewish Communal Fund; Chairman of the Board of The Heart Institute of Staten Island; and a member of the Board of Directors and Chairman of the Audit Committee of Saint Vincent Catholic Medical Centers.

Jesse Choper has been a director of the Company since October 8, 1999. Mr. Choper is the Earl Warren Professor of Public Law at the University of California at Berkeley School of Law, where he has taught since 1965. From 1960 to 1961, Professor Choper was a law clerk for Supreme Court Chief Justice Earl Warren. Mr. Choper is also on the Board of Directors of MM Companies, Inc.

James P. Frain has been a director of the Company since April 2, 2004. Since June 1999, Mr. Frain has been with Chico’s, a specialty retailer of women’s apparel. Mr. Frain started with Chico’s as the Marketing Director and most recently Mr. Frain was promoted to Executive Vice President and Chief Marketing Officer for Chico’s.

Joseph Pennacchio has been a director of the Company since October 8, 1999. From 1997 until his retirement in January 2005, Mr. Pennacchio was the Chief Executive Officer of Aurafin LLC, a privately held jewelry manufacturer and wholesaler. From 1994 to 1996, Mr. Pennacchio was President of Jan Bell Marketing, a $250 million jewelry retailer, which is listed on the American Stock Exchange. Mr. Pennacchio was also President of Jordan Marsh Department Stores from 1992 to 1994.

George T. Porter, Jr. has been a director of the Company since October 28, 1999. Mr. Porter was President of Levi’s USA for Levi Strauss & Co. from 1994 to 1997. Beginning in 1974, Mr. Porter held various positions at Levi Strauss & Co., including President of Levi’s Men’s Jeans Division. Mr. Porter was also Corporate Vice President and General Manager of Nike USA from 1997 to 1998. Mr. Porter is a member of the Board of Directors of Luna Vineyards and a member of the Board of Directors of Haas Industries.

Robert L. Sockolov was appointed a director of the Company on October 27, 2004 in connection with the Company’s acquisition of Rochester Big & Tall Clothing (“Rochester”). At that time, Mr. Sockolov was also appointed Chief Executive Officer of the Company’s newly acquired Rochester division. Prior to joining the Company, Mr. Sockolov had been with Rochester since 1951 and, since 1967, was Rochester’s President and Chief Executive Officer.

All directors hold office until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified or until their earlier death, resignation or removal.

Non-Director Executive Officers

Dennis R. Hernreich, 48, has been Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Company since September 2002. Prior to that, Mr. Hernreich served as the Senior Vice President, Chief Financial Officer and Treasurer upon joining the Company on September 5, 2000. Prior to joining the Company, from 1996 through 1999, Mr. Hernreich held the position of Senior Vice President and Chief Financial Officer of Loehmann’s Inc., a national retailer of women’s apparel. From 1999 to August 2000, Mr. Hernreich was Senior Vice President and Chief Financial Officer of Pennsylvania Fashions, Inc., a 275-store retail outlet chain operating under the name Rue 21.

Linda B. Carlo, 58, has been the Executive Vice President, General Merchandise Manager of the Casual Male division since August 2003. Prior to joining the Company, from 2002 to 2003, Ms. Carlo served as the General Manager for the Jessica London Catalog, a division of Chadwick of Boston/Brylane. Prior to that, Ms. Carlo was the Vice President, Divisional Merchandise Manager at Lane Bryant, a division of The Limited, Inc. from 1998 to 2002.

Joseph H. Cornely III, 53, is currently the Company’s Executive Vice President of Store Development. Mr. Cornely began his career with Casual Male Corp. in 1972 and joined the Company in May 2002 as part of the Company’s acquisition of Casual Male.

There are no family relationships between any of the Company’s directors and executive officers.

Audit Committee

The Company has a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee is currently comprised of Messrs. Choper, Bernikow and Pennacchio. Each of the members of the Audit Committee is independent, as independence for audit committee members is defined under the rules of the Nasdaq National Market. In addition, the Board of Directors has determined that Mr. Bernikow is an “audit committee financial expert” under the rules of the Securities and Exchange Commission (the “SEC”).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. The Reporting Persons are required to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during fiscal 2004, the Company believes that the current Reporting Persons complied with all applicable Section 16(a) reporting requirements and that all required reports were filed in a timely manner, with the exception of the following filings:

Ms. Carlo filed a Form 4 late with respect to the acquisition in November 2004 of 2,000 shares of the Company’s Common Stock. Mr. Husic filed late Form 4’s in September 2004 and July 2004 modifying his indirect ownership of the Company’s Common Stock. Messrs. Choper, Pennacchio and Porter each filed a late Form 4 for stock compensation received for a compensation committee meeting held in July 2004.

Code of Ethics

The Company has adopted a Code of Ethics which applies to the Company’s directors, Chief Executive Officer and Chief Financial Officer, as well as the Company’s other senior financial officers. The full text of the Code of Ethics can be found under Corporate Governance on the Investor Relations page of the Company’s corporate web site, which is at www.cmrginc.com.

Item 11. Executive Compensation

Summary Compensation Table. The following Summary Compensation Table sets forth certain information regarding compensation paid or accrued by the Company with respect to the Chairman of the Board, the Chief Executive Officer, the Chief Financial Officer, the General Merchandise Manager of the Company’s Casual Male division, and the Executive Vice President of Store Development (collectively, the “Named Executive Officers”), for fiscal 2004 and for the fiscal years ended January 31, 2004 (“fiscal 2003”) and February 1, 2003 (“fiscal 2002”).

Summary Compensation Table

Name and Principal Position (at January 29, 2005)	Fiscal Year	Annual Compensation				Long-Term Compensation Awards Options	All Other Compensation
		Salary		Bonus
Seymour Holtzman Chairman of the Board (1)	2004 2003 2002	$ $ $	24,000 24,000 23,539	$ $ $	-0- -0- -0-	400,000 200,000 600,000	$ $ $	-0- -0- 34	(4)

David A. Levin President and Chief Executive Officer	2004 2003 2002	$ $ $	560,577 513,846 468,596	$ $ $	-0- 125,500 270,000	150,000 75,000 75,000	$ $ $	18,268 18,171 16,031	(2) (3) (4)

Dennis R. Hernreich Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer	2004 2003 2002	$ $ $	426,659 385,385 323,885	$ $ $	-0- 93,750 230,000	120,000 75,000 75,000	$ $ $	14,498 14,400 8,020	(2) (3) (4)

Linda B. Carlo (5) Executive Vice President, General Merchandise Manager of the Casual Male division	2004 2003	$ $	299,286 133,846	$ $	-0- -0-	25,000 50,000	$ $	14,550 2,535	(2) (3)

Joseph H. Cornely III (6) Executive Vice President, Store Development	2004 2003 2002	$ $ $	292,789 262,019 200,230	$ $ $	25,000 -0- 50,000	25,000 50,000 32,000	$ $ $	9,768 6,000 5,000	(2) (3) (4)

(1)	In May 2001, Mr. Holtzman, who was serving as the Company’s non-employee Chairman of the Board, was hired by the Company as an executive officer of the Company. The principal portion of Mr. Holtzman’s compensation as an officer of the Company is in the form of Company options. See “Employment Agreements” below for more discussion.
(2)	Other Compensation with respect to fiscal 2004 represents: (i) payments by the Company of insurance premiums for term life insurance for the benefit of the executive officers (Mr. Levin $2,570); (ii) matching contributions made by the Company for the benefit of each of the following executive officers to the Company’s retirement plan (the “401(k) Plan”) established pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (Mr. Levin $6,098, Mr. Hernreich $6,098, Ms. Carlo $6,150 and Mr. Cornely $6,150); and (iii) car allowances (Mr. Levin $9,600, Mr. Hernreich $8,400, Ms. Carlo $8,400 and Mr. Cornely $3,618).
(3)	Other Compensation with respect to fiscal 2003 represents: (i) payments by the Company of insurance premiums for term life insurance for the benefit of the executive officers (Mr. Levin $2,571 and Ms. Carlo $458); (ii) matching contributions made by the Company for the benefit of each of the following executive officers to the 401(k) Plan (Mr. Levin $6,000, Mr. Hernreich $6,000 and Mr. Cornely $6,000); and (iii) car allowances (Mr. Levin $9,600, Mr. Hernreich $8,400 and Ms. Carlo $2,077).

(4)	Other Compensation with respect to fiscal 2002 represents: (i) payments by the Company of insurance premiums for term life insurance for the benefit of the executive officers (Mr. Holtzman $34, Mr. Levin $3,245 and Mr. Hernreich $466); (ii) matching contributions made by the Company for the benefit of each of the following executive officers to the 401(k) Plan (Mr. Levin $4,426, Mr. Hernreich $5,131 and Mr. Cornely $5,500); and (iii) car allowances (Mr. Levin $8,360 and Mr. Hernreich $2,423).
(5)	Ms. Carlo joined the Company is August 2003 as the Executive Vice President, General Merchandise Manager of the Company’s Casual Male division.
(6)	Mr. Cornely was promoted to Executive Vice President, Store Development and accordingly became an executive officer of the Company on April 26, 2003. Mr. Cornely joined the Company on May 15, 2002 as a result of the Company’s Casual Male acquisition. Compensation paid by Casual Male Corp. to Mr. Cornely prior to May 15, 2002 is not included in this schedule.

Option Grants Table. The following Option Grants Table sets forth certain information as of January 29, 2005 regarding stock options granted during fiscal 2004 by the Company to the Named Executive Officers.

Option Grants In Fiscal 2004

	Individual Grants						Potential Realizable Value of Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
	Number of Shares of Common Stock Underlying Options Granted (1)	Percent of Total Options Granted to Employees in Fiscal Year		Exercise Price Per Share		Expiration Date	5%		10%
Seymour Holtzman	200,000 200,000	11.54 11.54	% %	$ $	6.27 5.89	7/15/14 8/31/14	$ $	788,634 740,838	$ $	1,998,553 1,877,428

David A. Levin	75,000 75,000	4.33 4.33	% %	$ $	6.24 7.28	5/24/14 6/16/14	$ $	294,323 343,376	$ $	745,871 870,183

Dennis R. Hernreich	60,000 60,000	3.46 3.46	% %	$ $	6.24 7.28	5/24/14 6/16/14	$ $	235,458 274,701	$ $	596,697 696,146

Linda B. Carlo	25,000	1.44%			$10.15	3/29/14		$159,582		$404,412

Joseph H. Cornely III	25,000	1.44%			$10.15	3/29/14		$159,582		$404,412

(1)	In the fourth quarter of fiscal 2004, the Company’s Board of Directors approved the vesting of all outstanding and unvested options held by directors, officers and employees under the Company’s 1992 Stock Incentive Plan. Accordingly, the above issuances became fully vested on January 27, 2005. See “Stock-Based Compensation” in Note A to the Notes of the Consolidated Financial Statements for the year ended January 29, 2005 for a complete discussion of the acceleration.
(2)	The amounts shown on these columns represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation as mandated by the SEC (based on the market value on the date of the grant) of 5% and 10%, compounded annually from the date the options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date on which the options are exercised.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. The following table sets forth information for the Named Executive Officers with respect to the exercise of stock options during the fiscal year ended January 29, 2005 and the year-end value of unexercised options.

Aggregated Option Exercises in Fiscal 2004 and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Year-End # of Shares (1)		Value of Unexercised In-The-Money Options at Year End Value of Shares (1), (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Seymour Holtzman (3)	-0-	-0-	1,530,000	-0-	$1,722,500	$-0-
David A. Levin	-0-	-0-	725,000	-0-	1,544,500	-0-
Dennis R. Hernreich	-0-	-0-	455,000	-0-	518,625	-0-
Linda B. Carlo	-0-	-0-	75,000	-0-	-0-	-0-
Joseph H. Cornely III	-0-	-0-	107,000	-0-	139,100	-0-

(1)	As a result of the Company accelerating all stock options outstanding at January 27, 2005, all outstanding options held by the Named Executive Officers at January 29, 2005 were exercisable.
(2)	The value of unexercised in-the-money options at fiscal year end is the difference between the closing price of the Company’s Common Stock on January 29, 2005 of $5.40 per share and the exercise price of the respective options.
(3)	Not including warrants held in the name of Jewelcor Management, Inc.

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

Average of Highest Five Years of Compensation	Representative Years of Service
	10 yrs	20 yrs	30 yrs (maximum)
$ 50,000	$4,977	$9,953	$14,930
100,000	11,977	23,953	35,930
150,000	18,977	37,953	56,930
200,000	25,977	51,953	77,930
250,000 *	32,977	65,953	98,930
267,326 *	35,402	70,805	106,207
300,000 *	39,977	79,953	119,930

(*)	The maximum compensation that may be used as of December 31, 1998 to calculate benefits under the Pension and Supplemental Plans is $267,326.

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

As of January 29, 2005, Mr. Cornely was the only Named Executive Officer of the Company who was a participant in the Pension Plan and Supplemental Plan. As such, Mr. Cornely will be entitled to an accrued benefit under the Pension Plan upon turning 65 year of age of $11,981.38 and a benefit of $4,715.07 under the Supplemental Plan.

401(k) Plan

The Company has a 401(k) Plan for which all eligible employees of the Company may participate. The 401(k) Plan, which is a defined contribution plan, permits each participant to defer up to 15% of such participant’s annual salary up to a maximum annual amount ($13,000 in calendar 2004, $12,000 in calendar 2003 and $11,000 in calendar year 2002). The Board of Directors of the Company may determine, from fiscal year to fiscal year, whether and to what extent the Company will contribute to the 401(k) Plan by matching contributions made to such plan by eligible employees. During fiscal 2004, the matching contribution by the Company continued to be 50% of contributions by eligible employees up to a maximum of six percent of salary.

Key Man Insurance

In fiscal 2000, the Company obtained a key man life insurance policy in the amount of $2,000,000 on the life of Mr. Levin. In fiscal 2001, the Company obtained a key man life insurance policy in the amount of $2,000,000 on the life of Mr. Hernreich.

Employment Agreements

The Company has employment agreements, which were most recently amended effective June 29, 2004 (collectively, the “Employment Agreements”), with David A. Levin and Dennis R. Hernreich. The Employment Agreements are for three-year terms, and automatically renew on each anniversary of the agreement’s commencement date for additional one-year periods, unless ninety-day notice by either party is otherwise given. The initial three-year term of Mr. Levin’s Employment Agreement was from April 10, 2000 until April 10, 2003. On each anniversary of the agreement’s commencement date, the term was extended for a one-year period. Accordingly, as of April 10, 2005, the most recent anniversary of Mr. Levin’s agreement’s commencement date, Mr. Levin’s employment with the Company was extended for an additional one-year period thereby extending the agreement to April 10, 2008. The initial three-year term of Mr. Hernreich’s Employment Agreement was from September 4, 2000 until September 4, 2003. On each anniversary of the agreement’s commencement date, the term was extended for a one-year period. Accordingly, as of September 4, 2004, the most recent anniversary of Mr. Hernreich’s agreement’s commencement date, Mr. Hernreich’s Employment Agreement with the Company was extended for an additional one-year period thereby extending the agreement to September 4, 2007.

These Employment Agreements require each executive officer to devote substantially all of the executive officer’s time and attention to the business of the Company as necessary to fulfill his respective duties. The Employment Agreements, as amended, provide that Messrs. Levin and Hernreich would be paid base salaries at annual rates of $575,000 and $440,000, respectively. Effective May 9, 2005, Mr. Levin’s and Mr. Hernreich’s salaries were increased to $600,000 and $460,000, respectively. The Employment Agreements provide that the annual rate of base salary for the renewal term may be increased by the Compensation Committee of the Board of Directors in its sole discretion.

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

Mr. Levin is entitled to receive an annual bonus of up to 50% and Mr. Hernreich is entitled to receive an annual bonus of up to 45% of their respective annual base salaries depending on the performance of the Company. The Compensation Committee of the Board of Directors shall determine, in its sole discretion, the amount of bonus to be paid to the executive officers. Mr. Levin is entitled to receive an additional annual bonus of 10% of his annual salary base if the Company meets its annual projections for its fiscal budget plan, as approved by the Board of Directors. In July 2003, the Compensation Committee approved a $125,000 bonus for Mr. Levin and a $93,750 bonus for Mr. Hernreich, of which 50% became payable immediately. The remaining 50% was contingent upon the Company’s Casual Male business achieving certain performance targets for the fourth quarter of fiscal 2003. The Company did achieve such performance targets and, accordingly, Mr. Levin and Mr. Hernreich received the remaining 50% portion of their respective bonuses on March 4, 2004.

On May 9, 2005, the Company granted to Messrs. Levin and Hernreich were granted stock appreciation rights with respect to 200,000 and 160,000 shares of the Company’s common stock, respectively. These stock appreciation rights, which can only be settled in Common Stock, have an exercise price of $6.90 per share and will vest ratably over a three year period, with the first one-third vesting on May 9, 2006.

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

The Company also has employment agreements with Mr. Cornely, Ms. Carlo and Mr. Sockolov.

When the Company acquired the Casual Male business in May 2002, the Company agreed to abide by the terms of Mr. Cornely’s Severance Compensation Agreement, which was entered into with Casual Male Corp. Pursuant to the terms of this Severance Compensation Agreement, in the event that Mr. Cornely’s employment with the Company is terminated for reasons defined in the agreement, the Company will pay to Mr. Cornely a severance payment of up to 14 months of his annual salary. The amount actually paid would be dependent on the reason for termination, decreased by the amount earned as the result of any subsequent employment obtained during the severance period.

The Company’s employment agreement with Ms. Carlo, which was most recently amended on June 29, 2004, is for a two-year term beginning on August 4, 2004. Pursuant to that agreement, Ms. Carlo receives an annual salary of $303,000 and is entitled to participate in the Company’s bonus program at a bonus incentive rate of 40% of her annual base salary, depending on the performance of the Company and at the sole discretion of the Compensation Committee. Ms. Carlo receives an automobile allowance in the amount of $600 per month and is entitled to vacation and to participate in and receive any other benefits customarily provided by the Company to its senior executives.

On October 29, 2004, the Company entered into an employment agreement with Mr. Sockolov. Under the terms of that employment agreement, which will terminate January 31, 2008, Mr. Sockolov will serve as the Chief Executive Officer of the Company’s Rochester division. The Company will pay Mr. Sockolov an annual base salary of $250,000, subject to annual increases as determined by the Board of Directors or a committee thereof. Mr. Sockolov will receive an automobile allowance of $700 per month and is entitled to six weeks of vacation and other benefits customarily provided by the Company to its senior executives. Pursuant to the employment agreement, Mr. Sockolov received an option to purchase 100,000 shares of the Company’s Common Stock at an exercise price of $5.03 per share, the closing price of the Company’s Common Stock on October 29, 2004. This option became fully vested on January 27, 2005 in connection with the Company’s acceleration of all of its outstanding stock options.

The employment agreement provides that in the event Mr. Sockolov’s employment is terminated by the Company for any reason other than “cause” (as defined in the agreement) or death, Mr. Sockolov will be entitled to receive his full compensation and benefits under the employment agreement through January 31, 2008.

In May 2001, Seymour Holtzman, who was serving as the Company’s non-employee Chairman of the Board, was hired by the Company as an executive officer of the Company. The principal portion of Mr. Holtzman’s compensation as an employee of the Company is in the form of Company options. Below is a summary of the grants issued to Mr. Holtzman by the Compensation Committee as compensation for his services during the last three fiscal years:

Grant Date	Options	Exercise Price Per Share
May 1, 2002	200,000	$4.58
October 16, 2002	400,000	$3.15
July 1, 2003	200,000	$5.01
July 15, 2004	200,000	$6.27
August 31, 2004	200,000	$5.89

Mr. Holtzman also received $24,000 in cash compensation as an employee during fiscal 2004. Mr. Holtzman is otherwise subject to an employment arrangement on terms substantially similar to those of the Employment Agreements described above.

On May 9, 2005, the Company granted to Mr. Holtzman stock appreciation rights with respect to 160,000 shares of the Company’s Common Stock. The stock appreciation rights, which can only be settled in Common Stock, have an exercise price of $6.90 per share and will vest ratably over a three year period, with the first one-third vesting on May 9, 2006.

Director Compensation

During fiscal 2004, non-employee directors of the Company were paid $3,000 plus expenses for each meeting of the Board of Directors which they attended. During fiscal 2004, non-employee directors of the Company were also paid $3,000 plus expenses for each committee meeting they attended. Non-employee directors received $500 for certain telephonic board or committee meetings. In addition, the Chairman of the Audit Committee receives an additional $10,000 on an annual basis for serving in such capacity.

During fiscal 2004, non-employee directors of the Company were also eligible to participate in the Company’s 1992 Stock Incentive Plan, as amended (the “1992 Plan”). Pursuant to the 1992 Plan, each non-employee director of the Company is entitled to receive a stock option to purchase 15,000 shares of Common Stock upon such director’s election and a stock option to purchase 15,000 shares of Common Stock upon such director’s re-election. Such stock options were originally structured to become exercisable in three equal annual installments commencing with the date of grant. These options became fully vested on January 27, 2005 in connection with the Company’s acceleration of all of its outstanding stock options. All options are granted with a term of ten years.

The 1992 Plan provides that non-employee directors of the Company may elect to receive all or a portion of their directors’ fees, on a current or deferred basis, in shares of Common Stock that are free of any restrictions under the 1992 Plan. A director wishing to receive Common Stock in lieu of cash would enter into an irrevocable agreement with the Company in advance of the beginning of a calendar year. During fiscal 2004, all non-employee directors elected to receive their directors’ fees in Common Stock.

Compensation Committee Interlocks and Insider Participation

For fiscal 2004, the members of the Compensation Committee were Messrs. Pennacchio, Choper and Porter. Persons serving on the Compensation Committee had no relationships with the Company in fiscal 2004 other than their relationship to the Company as directors entitled to the receipt of standard compensation as directors and members of certain committees of the Board and their relationship to the Company as beneficial owners of shares of Common Stock and options exercisable for shares of Common Stock. No person serving on the Compensation Committee or on the Board of Directors is an executive officer of another entity for which an executive officer of the Company serves on such entity’s board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to persons known to the Company to be the beneficial owners of more than five percent of the issued and outstanding shares of Common Stock as of May 1, 2005. The Company is informed that, except as indicated, each person has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)
Jewelcor Management, Inc. 100 N. Wilkes Barre Blvd. Wilkes Barre, Pennsylvania 18702	4,170,273	(2)	12.10%

Krevlin Advisors, LLC 598 Madison Avenue, 12th Floor New York, New York 10022	3,180,692	(3)	9.29%

Wellington Management Group, LLP 75 State Street Boston, Massachusetts 02109	3,094,700	(4)	9.04%

Baron Capital Group, Inc. 767 Fifth Avenue New York, New York 10153	2,664,856	(5)	7.45%

The Clark Estates, Inc. One Rockefeller Plaza, 31st Floor New York, New York 10020	2,339,265	(6)	6.95%

Babson Capital Management LLC. One Memorial Drive Boston, Massachusetts	2,079,040	(7)	6.07%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable, or that become exercisable within 60 days, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 34,250,912 shares of Common Stock outstanding as of May 1, 2005, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d-3(d)(1) under the Exchange Act.

(2)	The Company has received Amendment No. 50 to Schedule 13D dated March 3, 2005, stating that Jewelcor Management, Inc. (“JMI”) is the beneficial owner of 4,170,273 shares of the Company’s Common Stock. Includes 227,059 shares subject to warrants exercisable within 60 days. Excludes 1,542,765 shares (which includes 1,530,000 shares subject to options exercisable within 60 days) owned individually by Mr. Holtzman. Mr. Holtzman is the chairman, president and chief executive officer and, indirectly with his wife, the primary shareholder of JMI.
(3)	Krevlin Advisors, LLC has indicated to the Company that, as of May 1, 2005, it was the beneficial owner of the number of shares of Common Stock set forth opposite its name in the table.
(4)	Wellington Management Group, LLP has indicated to the Company that, as of May 1, 2005, it was the beneficial owner of the number of shares of Common Stock set forth opposite its name in the table.
(5)	The Company has received Amendment No. 2 to Schedule 13G dated February 14, 2005, stating that Baron Capital Group, Inc. was the beneficial owner of the number of shares of Common Stock set forth opposite its name in the table. Includes 1,507,353 shares subject to warrants exercisable within 60 days.
(6)	The Company has received Amendment No. 1 to Schedule 13G dated December 31, 2004, stating that The Clark Estates, Inc. was the beneficial owner of he number of shares of Common Stock set forth opposite its name in the table, all of which are held of record by Clark Partners I, L.P Includes 247,059 shares of Common Stock subject to warrants exercisable within 60 days. Stephen Duff, a director of the Company until February 26, 2004, is Treasurer of Ninth Floor Corporation, the general partner of Clark Partners I, L.P. and he is also Senior Investment Manager at The Clark Estates, Inc.
(7)	Babson Capital Management LLC has indicated to the Company that, as of May 1, 2005, it was the beneficial owner of the number of shares of Common Stock set forth opposite its name in the table.

Security Ownership of Management

The following table sets forth certain information as of May 1, 2005, with respect to the directors of the Company, the Named Executive Officers and the directors and executive officers of the Company as a group. Except as indicated, each person has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Title	Number of Shares Beneficially Owned		Percent of Class (1)
Seymour Holtzman Chairman of the Board and Director	5,713,038	(2)	15.87%

David A. Levin Chief Executive Officer, President and Director	932,806	(3)	2.67%

Dennis R. Hernreich Chief Financial Officer, Executive Vice President, Chief Operating Officer and Treasurer	532,200	(4)	1.53%

Linda B. Carlo Executive Vice President, General Merchandise Manager of Casual Male division	77,000	(5)	*

Joseph H. Cornely III Executive Vice President, Store Development	107,000	(6)	*

Robert L. Sockolov Chief Executive Officer of Rochester division and Director	140,000	(7)	*

Alan S. Bernikow, Director	58,467	(8)	*

Jesse Choper, Director	146,115	(9)	*

James P. Frain, Director	31,036	(10)	*

Joseph Pennacchio, Director	156,537	(9)	*

George T. Porter, Jr., Director	181,461	(11)	*

Directors and Executive Officers as a group (11 persons)	8,075,660	(12)	21.33%

*	Less than 1%
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable, or that become exercisable within 60 days, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 34,250,912 shares of Common Stock outstanding as of May 1, 2005, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d-3(d)(1) under the Exchange Act.

(2)	Mr. Holtzman may be deemed to have shared voting and investment power over 5,713,038 shares of Common Stock, which include 4,170,273 shares beneficially owned by JMI, of which Mr. Holtzman is the chairman, president and chief executive officer and indirectly, with his wife, the primary shareholder, and include 227,059 shares subject to warrants exercisable within 60 days, as well as 1,542,765 shares owned individually, which include 1,530,000 shares subject to stock options exercisable within 60 days.
(3)	Includes 725,000 shares subject to stock options exercisable within 60 days.
(4)	Includes 455,000 shares subject to stock options exercisable within 60 days.
(5)	Includes 75,000 shares subject to stock options exercisable within 60 days.
(6)	Includes 107,000 shares subject to stock options exercisable within 60 days.
(7)	Includes 100,000 shares subject to stock options exercisable within 60 days.
(8)	Includes 49,000 shares subject to stock options exercisable within 60 days and 4,000 shares subject to warrants exercisable within 60 days.
(9)	Includes 90,000 shares subject to stock options exercisable within 60 days.
(10)	Includes 30,000 shares subject to stock options exercisable within 60 days.
(11)	Includes 120,000 shares subject to stock options exercisable within 60 days.
(12)	Includes 3,371,000 shares subject to stock options and 231,059 shares subject to warrants exercisable within 60 days.

Equity Compensation Plan Information

The following is a summary of information with respect to the Company’s equity compensation plans as of January 29, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	3,493,007	$5.49	2,254,259
Equity compensation plans not approved by security holders (2)	1,140,000	$3.40	—

Total	4,633,007	$4.93	2,254,259

(1)	At January 29, 2005, the Company’s only approved equity compensation plan is its 1992 Stock Incentive Plan which provides for the issuance of up to 6,250,000 shares of the Company’s Common Stock.
(2)	The Company’s Board of Directors and the Compensation Committee of the Board of Directors have the reasonable discretion to issue shares outside of the 1992 Plan, subject to the rules of the Nasdaq National Market. Accordingly, at January 29, 2005 there were outstanding options to purchase up to 1,140,000 shares of Common Stock which were issued outside of the 1992 Plan, with exercise prices ranging from $1.14 to $5.35 per share. These options represent grants to consultants of the Company and also options granted to its executives in excess of the 1992 Plan’s annual maximum. At January 29, 2005, all of these options were exercisable.

Item 13. Certain Relationships and Related Transactions

Jewelcor Management, Inc.

Since October 1999, the Company has had an ongoing consulting agreement with Jewelcor Management, Inc. (“JMI”) to assist in developing and implementing a strategic plan for the Company and for other related consulting services as may be agreed upon between JMI and the Company. Seymour Holtzman, who became the Company’s Chairman of the Board on April 11, 2000, is the beneficial holder of approximately 15.87% of the outstanding Common Stock of the Company (principally held by JMI). He is also the president and chief executive officer, and indirectly, with his wife, the primary shareholder of JMI.

On August 26, 2004, the Compensation Committee of the Board of Directors approved an increase in the annual compensation to JMI pursuant to the consulting agreement, effective May 1, 2004, to $392,000 from $326,000. JMI will continue to receive an additional $24,000 per annum for expense reimbursements. On May 9, 2005, the Compensation Committee approved an increase in JMI annual compensation to $412,000 from $392,000.

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

Private Placement – 12% Senior Subordinated Notes due 2010

During fiscal 2003, the Company issued approximately $29.6 million of 12% senior subordinated notes due 2010 (the “2010 Notes”), of which approximately $21.8 million of such notes were redeemed, subject to prepayment penalties, in the fourth quarter of fiscal 2003. The remaining $7.8 million of such notes were redeemed in the second quarter of fiscal 2004. Together with the 2010 Notes, the Company also issued detachable warrants to purchase 1,182,400 million shares of the Company’s Common Stock. The following is a listing of the participation by related parties in both the issuance and early redemption of the 2010 Notes.

Related Party-Note holders	2010 Notes Purchased	Warrants Issued	Original Exercise Price of Warrants		2010 Notes Redeemed Fiscal 2003	2010 Notes Redeemed Fiscal 2004	Prepayment Penalty (1)
JMI (2)	$2,000,000	80,000	$4.76-6.83	(9)	—	$2,000,000	$80,000
Clark Partners I, L.P. (3)	2,500,000	100,000	4.76	(9)	$2,500,000	—	162,500
Baron Asset Fund(4)	2,500,000	100,000	4.76		2,500,000	—	162,500
Marc Holtzman(5)	500,000	20,000	4.76-6.83		—	500,000	20,000
Alan Bernikow(6)	100,000	4,000	5.67	(9)	100,000	—	6,500
Frank J. Husic Rollover IRA(7)	500,000	20,000	5.88	(9)	500,000	—	28,750
Ecko (8)	2,500,000	100,000	5.10-6.83		—	2,500,000	100,000

(1)	The Company was obligated to pay a prepayment penalty on all early redemptions of its 2010 Notes equal to 6.5% of the principal amount of the respective notes redeemed in November 2003 and December 2003, 5.75% of the principal amount of the respective notes redeemed in January 2004 and 4.0% of the principal amount of the respective notes redeemed in July 2004.
(2)	Seymour Holtzman, the Chairman of the Board of Directors of the Company, is president and chief executive officer, and indirectly, with his wife, the primary shareholder of JMI.

(3)	Stephen Duff, a director of the Company until February 26, 2004, is Treasurer of Ninth Floor Corporation, the general partner of Clark Partners I, L.P. and he is also Senior Investment Manager at The Clark Estates, Inc.
(4)	Baron Asset Fund is an affiliate of Baron Capital Group, Inc., which is the beneficial holder of approximately 7.5% of the outstanding Common Stock of the Company.
(5)	Marc Holtzman is the son of Seymour Holtzman, the Chairman of the Company’s Board of Directors.
(6)	Alan Bernikow is a director of the Company.
(7)	Frank J. Husic was a director of the Company until February 1, 2005.
(8)	Includes certain principal officers of Ecko.Complex, LLC and certain of their family members. The Company operated its Ecko Unltd.® stores under a joint venture with Ecko.Complex, LLC until the second quarter of fiscal 2004, when the Company sold its interest in the joint venture to Ecko.
(9)	On December 7, 2004, in order to ensure compliance with Nasdaq requirements, the exercise prices of these warrants were increased as follows: JMI’s warrant to purchase 60,000 shares was increased to $5.26 per share; JMI’s warrant to purchase 20,000 shares was increased to $7.36 per share; Clark Partners I, L.P.’s warrant to purchase 100,000 shares was increased to $5.26 per share; Alan Bernikow’s warrant to purchase 4,000 shares was increased to $6.01 per share; and Frank J. Husic Rollover IRA’s warrant to purchase 20,000 shares was increased to $6.79 per share.

Item 14. Principal Accounting Fees and Services

Ernst & Young LLP has served as the Company’s principal accountant and independent auditor since October 2000. Below is a summary of the fees for each of the least two fiscal years

Audit Fees

Ernst & Young LLP billed the Company an aggregate of $944,797 and $792,105 in fees for fiscal years 2004 and 2003, respectively, for professional services rendered in connection with the audits of the Company’s financial statements for the fiscal years ended January 29, 2005 and January 31, 2004 included in the Company’s Annual Reports on Form 10-K, the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q. The cost of complying with Section 404 of the Sarbanes-Oxley Act of 2002 contributed significantly to the increase in audit fees in fiscal 2004. Fees for fiscal year 2004 included approximately $321,429 of fees for services incurred in connection with the Company’s acquisition of Rochester Big & Tall Clothing and certain S-3 registration filings.

Also included in such fees for fiscal year 2003 was $226,000 of fees for the stand-alone audit of the Company’s majority-owned subsidiary LP Innovations, Inc.

Audit - Related Fees

Ernst & Young LLP billed the Company an aggregate of $57,900 and $110,500 in fees in fiscal years 2004 and 2003, respectively, for assurance and related services, including services related to benefit plan audits. Fees for fiscal year 2003 include approximately $67,000 of fees for services incurred in connection with the Company’s issuance of $100 million of convertible notes.

Tax Fees

Ernst & Young LLP billed the Company an aggregate of $144,544 and $412,000 in fees in fiscal years 2004 and 2003, respectively, for professional services related to tax compliance, tax planning and tax advice. Tax compliance services consisted of preparation of original and amended income tax, sales and use tax, property, and all other tax returns; claims for refunds; and tax payment planning services. Tax advisory services consisted of a wide range of services, including assistance with tax audits and appeals, tax advice related to mergers and acquisitions, and requests for rulings or technical advice from taxing authorities.

All Other Fees

Ernst & Young LLP did not bill the Company in fiscal 2004 or 2003 for services other than those described above.

Pre-Approval of Services by Independent Auditors

The Audit Committee has adopted a policy governing the provision of audit and non-audit services by the Company’s independent registered public accounting firm. Pursuant to this policy, the Audit Committee will consider annually and, if appropriate, approve the provision of audit services (including audit review and attest services) by its independent registered public accounting firm and consider and, if appropriate, pre-approve the provision of certain defined permitted non-audit services within a specified dollar limit. It will also consider on a case-by-case basis and, if appropriate, approve specific engagements that do not fit within the definition of pre-approved services or established fee limits.

The policy provides that any proposed engagement that does not fit within the definition of a pre-approved service or is not within the fee limits must be presented to the Audit Committee for consideration at its next regular meeting or to the Chairman of the Audit Committee in time sensitive cases. The Audit Committee will regularly review summary reports detailing all services (and related fees and expenses) being provided to the Company by the independent registered public accounting firm.

All of the services provided under Audit-Related Fees, Tax Fees and All Other Fees were approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.

May 31, 2005

	By:	/s/ Dennis R. Hernreich
Dennis R. Hernreich
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated, on May 30, 2005.

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