Form 10-K/A
CASUAL MALE RETAIL GROUP INC
filed 2005-06-03
CIK 813298

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K/A
                               (Amendment No. 2)
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


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

Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, $0.01 par value
                          (Title of Class)
                          _________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No

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

                 DOCUMENTS INCORPORATED BY REFERENCE
                                   None.


Explanatory Note

This Amendment No. 2 on Form 10-K/A is being filed to amend the registrant's Amendment No. 1 on Form 10-K/A for the fiscal year ended January 29, 2005 ("Amendment No. 1") solely to include the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, which were inadvertently omitted from Amendment No. 1.


SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

		                               CASUAL MALE RETAIL GROUP, INC.
June 3, 2005

		                              By: /s/ Dennis R. Hernreich
                          			Dennis R. Hernreich
                         			Executive Vice President and
                        			Chief Financial Officer



Index to Exhibits

Exhibits

31.1 Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.