Form 10-Q
period 2005-04-30
CASUAL MALE RETAIL GROUP INC
filed 2005-06-06
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2005

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

The number of shares of common stock outstanding as of May 31, 2005 was 34,259,075.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 30, 2005	January 29, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,816	$5,731
Accounts receivable	3,719	4,238
Inventories	92,160	79,858
Prepaid expenses and other current assets	3,378	4,940

Total current assets	105,073	94,767

Property and equipment, net of accumulated depreciation and amortization	73,716	74,651

Other assets:
Goodwill	53,239	53,339
Other intangible assets	35,978	36,010
Other assets	9,037	9,021

Total assets	$277,043	$267,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,698	$6,362
Accounts payable	29,986	27,110
Accrued expenses and other current liabilities	21,401	19,783
Notes payable	27,401	19,311

Total current liabilities	84,486	72,566

Long-term liabilities:
Long-term debt, net of current portion	116,820	117,784
Other long-term liabilities	476	474

Total long-term liabilities	117,296	118,258

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding at April 30, 2005 and January 29, 2005	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 39,424,101 and 39,398,947 shares issued at April 30, 2005 and January 29, 2005, respectively	394	394
Additional paid-in capital	154,859	154,693
Accumulated deficit	(56,522)	(54,641)
Treasury stock at cost, 5,171,930 shares at April 30, 2005 and January 29, 2005, respectively	(23,362)	(23,362)
Accumulated other comprehensive loss	(108)	(120)

Total stockholders’ equity	75,261	76,964

Total liabilities and stockholders’ equity	$277,043	$267,788

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 30, 2005	May 1, 2004
Sales	$97,298	$84,175
Cost of goods sold, including occupancy	57,059	50,449

Gross profit	40,239	33,726

Expenses:
Selling, general and administrative	37,162	33,153
Depreciation and amortization	2,978	2,221

Total expenses	40,140	35,374

Operating income (loss)	99	(1,648)

Interest expense, net	(1,980)	(2,179)

Loss from continuing operations before minority interest and income taxes	(1,881)	(3,827)
Minority interest	—	(347)
Income taxes	—	—

Loss from continuing operations	(1,881)	(3,480)

Loss from discontinued operations	—	(1,614)

Net loss	$(1,881)	$(5,094)

Net loss per share - basic and diluted
Loss from continuing operations	$(0.05)	$(0.10)
Loss from discontinued operations	0.00	(0.05)

Net loss	$(0.05)	$(0.15)

Weighted average number of common shares outstanding
- Basic and diluted	34,234	35,126

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 30, 2005	May 1, 2004
Cash flows from operating activities:
Net loss	$(1,881)	$(5,094)
Adjustments to reconcile net loss to net cash used for operating activities:
Loss from discontinued operations	—	1,614
Depreciation and amortization	2,978	2,221
Accretion of warrants	—	70
Issuance of common stock to related party	51	50
Issuance of common stock to Board of Directors	3	33
Minority interest	—	347
Loss on disposal of fixed assets	105	17

Changes in operating assets and liabilities:
Accounts receivable	519	(426)
Inventories	(12,302)	(10,849)
Prepaid expenses	1,562	(5,176)
Other assets	(268)	468
Accounts payable	2,876	5,010
Accrued expenses and other current liabilities	1,630	1,536

Net cash used for operating activities	(4,727)	(10,179)

Cash flows from investing activities:
Additions to property and equipment	(1,763)	(4,343)

Net cash used for investing activities	(1,763)	(4,343)

Cash flows from financing activities:
Net borrowings (repayments) under credit facility	8,090	12,174
Principal payments on long-term debt	(1,629)	(232)
Issuance of common stock under option program and warrants	114	582

Net cash provided by financing activities	6,575	12,524

Net change in cash and cash equivalents	85	(1,998)
Cash and cash equivalents:
Beginning of the period	5,731	4,179

End of the period	$5,816	$2,181

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC,

Notes to Consolidated Financial Statements

1. Basis of Presentation

In the opinion of management of Casual Male Retail Group, Inc., a Delaware corporation (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company’s audited consolidated financial statements for the fiscal year ended January 29, 2005 (included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 11, 2005).

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

The results of operations for the first quarter of fiscal 2005 include the operations since October 30, 2004 of Rochester Big & Tall Clothing, which is discussed in full in Note 2 below. The results of operations for the first quarter of fiscal 2004 include the operating results from the Company’s Ecko Unltd.® joint venture which was sold during the second quarter of fiscal 2004. Discontinued operations for the first quarter of fiscal 2004 include the results of operations from the Company’s Levi’s®/Dockers® business which was divested during fiscal 2004.

Certain amounts for the three months ended May 1, 2004 have been reclassified to conform to the presentation for the three months ended April 30, 2005. These adjustments relate to the reclassification for discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). For further discussion regarding discontinued operations, see Note 5 below.

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2005 is a 52-week period ending on January 28, 2006.

2. Acquisition of Rochester Big & Tall Clothing

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

The Company has allocated the purchase price as follows:

Debit (credit) (in thousands)
Cash and cash equivalents	$860
Accounts receivable	28
Inventory	14,893
Prepaid expenses	749
Property and equipment	3,189
Other assets	467
Goodwill	2,562
Trademarks	4,000
Other intangibles	1,581
Accounts payable	(3,907)
Accrued expenses and other current liabilities	(4,146)
Accrual for estimated transaction and severance costs	(350)

Total cash paid for assets acquired and liabilities assumed	$19,926

The Company financed the transaction with a $7.5 million term loan from Bank of America Retail Group, Inc., together with borrowings on its existing credit facility, which was amended in connection with the acquisition. See Note 3 for a detailed discussion of the borrowings.

3. Debt

Credit Agreement with Bank of America Retail Group, Inc.

On October 29, 2004, in connection with the financing of the Rochester Acquisition, the Company amended its credit facility with Bank of America Retail Group, Inc. (the “Amended Credit Facility”). The Amended Credit Facility continues to principally provide for a total commitment of $90 million with the ability to issue documentary and standby letters of credits of up to $20 million. The maturity date of the Amended Credit Facility was extended to October 29, 2007 and is subject to prepayment penalties through October 29, 2006. Borrowings under the Amended Credit Facility bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”) and vary depending on the Company’s levels of excess availability. The amendment lowered the Company’s interest costs under the Amended Credit Facility by approximately 25 basis points depending on its level of excess availability. The Company’s ability to borrow under the Amended Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

The Company’s obligations under the Amended Credit Facility continue to be secured by a lien on all of its assets. The Amended Credit Facility includes certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company. The Company is also subject to a financial covenant requiring minimum levels of EBITDA if a minimum excess availability level of $12.5 million is not maintained. The Company was in compliance with all debt covenants under the Credit Facility at April 30, 2005.

At April 30, 2005, the Company had borrowings outstanding under the Amended Credit Facility of $27.4 million and outstanding standby letters of credit of $2.0 million, with no outstanding documentary letters of credit. Average borrowings outstanding under this facility during the first three months of fiscal 2005 were approximately $23.8 million, resulting in an average unused excess availability of approximately $36.9 million. Unused excess availability at April 30, 2005 was $42.9 million.

The fair value of amounts outstanding under the Amended Credit Facility approximates the carrying value at April 30, 2005. At the Company’s option, any portion of the outstanding borrowings can be converted to LIBOR-based contracts; the remainder bears interest based on prime. At April 30, 2005, the prime-based borrowings interest rate was 6.00% and the Company had approximately $20.5 million of borrowing converted to LIBOR contracts with interest rates ranging from 4.64% to 4.80%.

Other Long-Term Debt

Components of other long-term debt are as follows (in thousands):

	April 30, 2005	January 29, 2005
5% convertible senior subordinated notes due 2024	$100,000	$100,000
5% senior subordinated notes due 2007	5,500	6,874
Term loan	7,500	7,500
Mortgage note	9,518	9,772

Total other long-term debt	122,518	124,146
Less: current portion of long-term debt	(5,698)	(6,362)

Other long-term debt, less current portion	$116,820	$117,784

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

	For the three months ended
	April 30, 2005	May 1, 2004
Basic weighted average common shares outstanding	34,234	35,126
Stock options, excluding the effect of anti-dilutive options and warrants totaling 2,027 shares and 2,194 shares for the three months ended April 30, 2005 and May 1, 2004, respectively	—	—

Diluted weighted average common shares outstanding	34,234	35,126

In addition, the following potential Common Stock equivalents were also excluded from the computation of diluted earnings per share in each period because the exercise price of such options, warrants and convertible notes was greater than the average market price per share of Common Stock for the respective periods:

	For the three months ended
(in thousands)	April 30, 2005	May 1, 2004
Options	1,149	469
Warrants	1,868	—
Convertible notes at $10.65 per share	9,390	9,390
Range of exercise prices of such options, warrants and convertible notes	$6.20 -$10.65	$10.15 - $10.65

The above options, warrants and convertible notes which were outstanding and out-of-the-money at April 30, 2005 expire from June 13, 2005 to April 27, 2024.

Stock-Based Compensation

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to its employees and directors using the intrinsic value method as determined under APB No. 25, Accounting for Stock Issue to Employees, and, as such, generally recognizes no compensation cost for such payments.

The Company has disclosed the pro forma net loss and per share amounts using the fair value based method. Had compensation costs for the Company’s grants for stock-based compensation been determined consistent with SFAS 123, the Company’s net loss and loss per share would have been as indicated below:

	For the three months ended
(in thousands, except per share amounts)	April 30, 2005 (1)	May 1, 2004
Net loss – as reported	$(1,881)	$(5,094)
Net loss – pro forma	$(1,892)	$(5,470)
Loss per share – diluted as reported	$(0.05)	$(0.15)
Loss per share – diluted pro-forma	$(0.06)	$(0.16)

(1)	As discussed in Note 9, the Company accelerated all options outstanding as of January 27, 2005. Accordingly, the only pro forma adjustment for the first quarter of fiscal 2005 related to options granted since January 27, 2005.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used for grants for the three months ended April 30, 2005 and May 1, 2004:

	April 30, 2005	May 1, 2004
Expected volatility	65.0%	65.0%
Risk-free interest rate	3.97%-4.15%	2.70%
Expected life	4.5 yrs.	4.5 yrs.
Dividend rate	—	—

The weighted-average fair value of options granted in the first three months of fiscal 2005 and fiscal 2004 were $3.35 and $5.38, respectively.

5. Discontinued Operations

In fiscal 2004, the Company completed its plan to exit its Levi’s®/Dockers® business. In accordance with the provisions of SFAS 144, the Company’s operating results for the three months ended May 1, 2004 were reclassed to reflect the operating results for the Company’s closed Levi’s®/Dockers® stores as discontinued operations.

Due to the consolidated tax position for the three months ended May 1, 2004, no tax benefit or provision was realized on discontinued operations. Below is a summary of the results of operations for these stores for the three months ended May 1, 2004:

(in thousands)
Sales	$20,404
Gross margin	3,183
Selling, general and administrative expenses	4,431
Depreciation and amortization	366

Loss from discontinued operations	$(1,614)

6. Income Taxes

At April 30, 2005, the Company had total gross deferred tax assets of approximately $43.3 million, which are fully reserved. These tax assets principally relate to federal net operating loss carryforwards that expire from 2017 through 2024. The ability to reduce the Company’s corresponding valuation allowance of $43.3 million in the future is dependent upon the Company’s ability to achieve sustained taxable income.

Due to the circumstances described above, no tax benefit has been recognized for the three months ended April 30, 2005.

7. Segment Information

Through the end of fiscal 2004, the Company operated its business under two reportable segments: (i) the Big & Tall business and (ii) the Other Branded Apparel businesses. Beginning in the first quarter of fiscal 2005, with the divesture of the Company’s Other Branded Apparel businesses in fiscal 2004, the Company operates under a single reportable segment, Big & Tall Business.

For the three months ended May 1, 2004, the Big & Tall business segment included the Company’s Casual Male Big & Tall retail and outlet stores, and its Casual Male catalog and e-commerce businesses. The Company’s Other Branded Apparel business reflect the results of operations of its Ecko Unltd.® outlet stores, which were owned and operated through a joint venture with Ecko.Complex, LLC through July 30, 2004 when the Company sold its 50.5% interest in the joint venture to Ecko.Complex, LLC.

The accounting policies of the reportable segments were consistent with the consolidated financial statements of the Company. The Company evaluates individual store profitability in terms of a store’s “Operating Income (Loss),”

which is defined by the Company as gross margin less occupancy costs, direct selling costs and an allocation of indirect selling costs. Below are the results of operations on a segment basis for the three months ended May 1, 2004:

	For the three months ended May 1, 2004
	Big & Tall business	Other Branded Apparel business(1)	Total
(in millions)
Statement of Operations:
Sales	$78.1	$6.1	$84.2
Gross margin	31.8	1.9	33.7
Selling, general and administrative	30.9	2.2	33.1
Depreciation and amortization	1.9	0.3	2.2

Operating loss	$(1.0)	$(0.6)	$(1.6)

Balance Sheet:
Inventories	$76.1	$33.7	$109.8
Fixed assets	62.7	7.2	69.9
Goodwill and other intangible assets	81.3	—	81.3
Trade accounts payable	28.9	8.2	37.1
Capital expenditures	3.3	1.0	4.3

(1)	Balance Sheet amounts for the Company’s Other Branded Apparel businesses at May 1, 2004 include assets of the Company’s Levi’s®/Dockers® outlet stores which were still open at the end of the first quarter of fiscal 2004. The operating results of these stores were reclassed to discontinued operations, see Note 5.

8. Related Parties

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

On August 26, 2004, the Compensation Committee of the Board of Directors approved an increase in the annual compensation to JMI pursuant to the consulting agreement, effective May 1, 2004, to $392,000 from $326,000. Subsequent to the end of the first quarter of fiscal 2005, on May 9, 2005 the Compensation Committee approved an increase in JMI annual compensation to $412,000 from $392,000. JMI will continue to receive an additional $24,000 per annum for expense reimbursements.

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

9. New Accounting Pronouncement

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which is a revision of SFAS No. 123. The approach in SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

The impact of adopting SFAS No.123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had the Company adopted SFAS No.123R in a prior period, the impact would approximate the impact of SFAS No.123 as described in the disclosure of pro forma net income and earnings per share in the Notes to the Consolidated Financial Statements on Form 10-K for the year ended January 29, 2005. SFAS No. 123R also requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the Consolidated Statement of Cash Flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.

On January 27, 2005, the Company’s Board of Directors approved the vesting of all outstanding and unvested options held by directors, officers and employees under the Company’s 1992 Stock Incentive Plan. As a result of the acceleration, options to acquire 1,903,252 shares of the Company’s common stock, which otherwise would have vested from time to time over the next three years, became immediately exercisable. This action was taken to eliminate, to the extent permitted, the transition expense that the Company otherwise would incur in connection with the adoption of SFAS No. 123R. Under the accounting guidance of APB 25, the accelerated vesting resulted in a charge for stock-based compensation of approximately $70,000, which was recognized by the Company in the fourth quarter of fiscal 2004. Additionally, the Company’s pro forma disclosure for fiscal 2004 included the effect of this accelerated vesting, as calculated under SFAS 123 rules, of $6.1 million. Had the Company not accelerated its outstanding options, the remaining unvested portion of the $6.1 million, which the Company estimated to be $3.6 million would have otherwise been recognized in the Company’s consolidated statements of operations over the following three fiscal years, beginning in fiscal 2005.

On April 14, 2005, the Securities and Exchange Commission announced that it would delay the required implementation of SFAS No. 123R, allowing companies that are not small business issuers to adopt the statement no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company plans to adopt SFAS No. 123R during fiscal 2005.

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

BUSINESS SUMMARY

Casual Male Retail Group, Inc. together with its subsidiaries (the “Company”) is the largest specialty retailer of big and tall men’s apparel with retail operations throughout the United States, Canada and London, England. The Company operates 495 Casual Male Big & Tall stores, 13 Casual Male at Sears Canada stores, 22 Rochester Big & Tall stores and a direct to consumer business, which includes a catalog business and two e-commerce sites. The Company is also the exclusive retailer of the Comfort Zone by George Foreman™, GF Sport by George Foreman™ and Signature Collection by George Foreman™.

Unless the context indicates otherwise, all references to “we,” “ours,” “our,” “us” and “the Company” refer to Casual Male Retail Group, Inc. and its consolidated subsidiaries. The Company refers to its fiscal years which end on January 28, 2006 and January 29, 2005 as “fiscal 2005” and “fiscal 2004,” respectively.

SUMMARY OF SIGNIFICANT EVENTS

In fiscal 2004, the Company completed the divestiture of its other non-core businesses and for the first time since the Company acquired the Casual Male business in May 2002 operated for the first quarter of fiscal 2005 solely as a big & tall men’s apparel retailer. These operating results for the first quarter of fiscal 2005 include the operations of Rochester Big & Tall Clothing (“Rochester”), a 22 store chain with operations in major cities in the United States, as well as a store in London, England, which the Company acquired on October 29, 2004.

The Company’s objective since acquiring the Casual Male business in fiscal 2002 was to become the premier retailer in the big & tall industry by (1) improving upon operating efficiencies with lower operating costs and replacement of Casual Male’s antiquated systemic infrastructure, (2) updating Casual Male’s merchandise assortments with a balanced mix of branded and private label merchandise addressing the wardrobe needs of its niche consumer base and (3) divesting the Company’s other businesses to enable strategic focus towards the Company’s core business. The Company made substantial steps over the past year toward achieving its overall goal by clearly defining the Company and its business as a specialty retailer of big and tall men’s apparel.

STORE CLOSINGS/DISCONTINUED OPERATIONS

In accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), results of operations for the first three months ending May 1, 2004 for the Company’s closed Levi’s®/Dockers® outlet stores have been presented as discontinued operations.

RESULTS OF OPERATIONS

For the three months ended:

	April 30, 2005			May 1, 2004
(in millions)	Big & Tall Businesses	Other Branded Apparel Business	Total Company	Big & Tall Businesses	Other Branded Apparel Business	Total Company
Sales	$97.3	—	$97.3	$78.1	$6.1	$84.2
Gross margin, net of occupancy costs	40.2	—	40.2	31.8	1.9	33.7
Gross profit margin	41.4%		41.4%	40.7%	31.1%	40.1%
Selling, general and administrative Expenses	37.1	—	37.1	30.9	2.2	33.1
Depreciation and amortization	3.0	—	3.0	1.9	.3	2.2

Operating income (loss)	0.1	—	0.1	(1.0)	(0.6)	(1.6)

Sales

For the first quarter of fiscal 2005, sales, which include its e-commerce and catalog businesses, increased 15.6% to $97.3 million as compared to sales of $84.2 million for the first quarter of fiscal 2004. Sales for the Company’s Big & Tall businesses increased 24.6% as compared to the prior year, primarily due to the addition of the Rochester stores which had sales of $17.4 million for the first quarter of fiscal 2005. Comparable store sales, which include stores that have been open for at least one full year, e-commerce and catalog sales increased 2.3% for the first quarter of fiscal 2005 as compared to the same period of the prior year. Also included in comparable store sales are the comparable store sales results for the Company’s Rochester stores based on their first quarter 2004 results. This positive comparable store increase of 2.3% was against a 9.2% comparable store increase in the first quarter of fiscal 2004 and the Company’s national launch last year of its George Foreman product line.

The George Foreman product line continued to perform strongly, representing an increase of approximately 30% over the prior first quarter of fiscal 2004. In addition, the Company continues to expand its offering of branded merchandise within its Casual Male stores and, as of April 30, 2005, branded merchandise represented approximately 51% of the Company’s merchandise.

Sales for the Company’s internet and catalog businesses for the first quarter of fiscal 2005 were up 19% as compared to the first quarter of fiscal 2004. Sales for the first quarter of fiscal 2004 include sales of $6.1 million from the Company’s Ecko Unltd.® outlet stores which were subsequently sold in the second quarter of fiscal 2004.

Gross Profit Margin

For the first quarter of fiscal 2005, the Company’s gross margin rate, inclusive of occupancy costs, was 41.4%, which was an increase of 1.3 percentage points as compared to a gross margin rate of 40.1% for the first quarter of fiscal 2004. This increase was attributable to improved merchandise margins of approximately 1.3 percentage points over the prior year and unchanged occupancy rates as a percent of sales. The increase in merchandise margin for the first quarter of fiscal 2005 as compared to the prior year is partially related to the higher merchandise margins attributable to the Company’s Rochester stores as well as overall improvements in merchandise margins from the Company’s Casual Male stores.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses as a percentage of sales for the first quarter of fiscal 2005 were 38.2% of sales as compared to 39.4% for the first quarter of fiscal 2004. This decrease in SG&A expenses as a percentage of sales was primarily due to more efficient marketing expenditures during the first quarter of fiscal 2005 as compared to fiscal 2004. During the first quarter of fiscal 2004, the Company expensed approximately $4.6 million in a national marketing campaign of George Foreman and the introduction of the George Foreman product lines of clothing.

Interest Expense, Net

Net interest expense was $2.0 million for the first quarter of fiscal 2005 as compared to $2.2 million for the first quarter of fiscal 2004. This decrease was the result of the Company’s amendment to its revolving line of credit in the third quarter of fiscal 2004 and the early prepayment of its remaining 2010 senior subordinated notes in the second quarter of fiscal 2004 which has resulted in an overall reduced interest rate. This rate decrease was partially offset by an increase in average borrowings for the first quarter of fiscal 2005 over the first quarter of fiscal 2004, which was primarily related to borrowings in the third quarter of fiscal 2004 to fund the Company’s acquisition of Rochester.

Discontinued Operations

In accordance with the provisions of SFAS 144, the Company’s discontinued operations for the first quarter of fiscal 2004 reflect the operating results for the Company’s Levi’s®/Dockers® outlet stores which were subsequently closed or sold during fiscal 2004. For more detail on the results of discontinued operations, see Note 5 to the Consolidated Financial Statements.

Income Taxes

At April 30, 2005, the Company had total gross deferred tax assets of approximately $43.3 million, which are fully reserved. These tax assets principally relate to federal net operating loss carryforwards that expire from 2017 through 2024. The ability to reduce the Company’s corresponding valuation allowance of $43.3 million in the future is dependent upon the Company’s ability to achieve sustained taxable income.

Net Loss

For the first quarter of fiscal 2005 the Company had a net loss of $1.8 million, or $0.05 per diluted share, as compared to a net loss of $5.1 million, or $0.15 per diluted share, for the first quarter of fiscal 2004.

Inventory

At April 30, 2005, total inventory equaled $92.2 million compared to $109.8 million at May 30, 2004. The decrease in inventory over the prior year is due to approximately $33.7 million related to the closure and divesture in fiscal 2004 of the Company’s Levi’s®/Dockers® outlet stores and its Ecko Unltd.® stores. This decrease is partially offset by an increase of approximately $14.5 million from the addition of the Company’s Rochester Big & Tall stores.

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

For the first three months of fiscal 2005, cash used by operating activities was $4.7 million as compared to $10.2 million for the corresponding period of the prior year. The improvement in cash flow from operations for the first quarter of fiscal 2005 as compared to fiscal 2004 was primarily due to the improved profitability of the Company during the first quarter of fiscal 2005.

In addition to cash flow from operations, the Company’s other primary source of working capital is its credit facility with Bank of America Retail Group, Inc., which was most recently amended on October 29, 2004 in connection with the Rochester Acquisition (the “Amended Credit Facility”). The Amended Credit Facility continues to principally provide for a total commitment of $90 million with the ability to issue documentary and standby letters of credits of up to $20 million. The maturity date of the Amended Credit Facility was extended to October 29, 2007 and is subject to prepayment penalties through October 29, 2006. Borrowings under the Amended Credit Facility bear interest at variable rates based on Bank of America Bank’s prime rate or the London Interbank Offering Rate (“LIBOR”) and vary depending on the Company’s levels of excess availability. The amendment lowered the Company’s interest costs under the Amended Credit Facility by approximately 25 basis points depending on its level of excess availability. The Company’s ability to borrow under the Amended Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

At April 30, 2005, the Company had borrowings outstanding under the Amended Credit Facility of $27.4 million and outstanding standby letters of credit of $2.0 million, with no outstanding documentary letters of credit. Average borrowings outstanding under this facility during the first three months of fiscal 2005 were approximately $23.8 million, resulting in an average unused excess availability of approximately $36.9 million. Unused excess availability at April 30, 2004 was $42.9 million.

Capital Expenditures

The following table sets forth the stores opened and related square footage at April 30, 2005 and May 1, 2004, respectively:

	At April 30, 2005		At May 1, 2004
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
Casual Male Big & Tall retail and outlet stores	495	3,417	487	3,404
Rochester Big & Tall	22	7,813	—	—
Sears Canada	13	1,160	—	—
Levi’s®/Dockers® outlet Stores	—	—	55	9,528
Ecko Unltd.® outlet stores	—	—	25	3,839

Total Stores	530	12,390	567	16,771

Total cash outlays for capital expenditures for the first three months of fiscal 2005 were $1.8 million as compared to $4.3 million for the first three months of fiscal 2004. Below is a summary of store openings and closings since January 29, 2005:

	Casual Male	Rochester Big & Tall	Sears Canada	Total stores
At January 29, 2005	492	22	13	527
New outlet stores	—	—	—	—
New retail stores	5	—	—	5
Closed stores	(2)	—	—	(2)

At April 30, 2005	495	22	13	530

Remodels	7	—	—	7

The Company expects that its total capital expenditures for fiscal 2005 will be approximately $14.0 million, of which approximately $5.6 million will relate to store expansion. Included in store expansion are funds to remodel an additional 50 of the Company’s existing Casual Male Big & Tall retail stores at an estimated $35,000 to $45,000 for each location, including store signage and fixtures. The Company currently plans to open a combination of 12 new Casual Male Big & Tall retail and outlet stores and 3 Rochester Big & Tall stores in fiscal 2005. Another $7.0 million of the 2005 budget is expected to be used for system infrastructure and upgrades specifically related to the roll-out of the Company’s new point of sale system and its new customer relationship management package. Also included are funds to integrate the Rochester stores onto the Casual Male framework.

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

Interest Rates

The Company utilizes cash from operations and the Amended Credit Facility to fund its working capital needs. The Amended Credit Facility is not used for trading or speculative purposes. In addition, the Company has available letters of credit as sources of financing for its working capital requirements. Borrowings under the Amended Credit Facility, which expires in October 29, 2007, bear interest at variable rates based on Fleet National Bank’s prime rate or the London Interbank Offering Rate (“LIBOR”). At April 30, 2005, the Company had outstanding LIBOR contracts with rates ranging from 4.64% to 4.80% and the interest rate on its prime based borrowings was 6.00%. Based upon a sensitivity analysis as of April 30, 2005, assuming average outstanding borrowing during fiscal 2005 of $23.8 million, a 50 basis point increase in the prime based interest rates would have resulted in a potential increase in interest expense of approximately $119,000.

Foreign Currency

The Company’s Sears Canada store locations conduct business in Canadian dollars and the Company’s Rochester Big & Tall Clothing store located in London, England conducts business in British pounds. If the value of the Canadian dollar or the British pound against the U.S. dollar weakens, the revenues and earnings of these stores will be reduced when they are translated to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of April 30, 2005, sales from the Company’s Sears Canada stores and its London Rochester Big & Tall store were immaterial to consolidated sales. As such, the Company believes that movement in foreign currency exchange rates will not have a material adverse affect on the financial position or results of operations of the Company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2005. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2005, the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in the legal proceedings reported in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain cautionary statements of the Company to be taken into account in conjunction with consideration and review of the Company’s publicly-disseminated documents (including oral statements made by others on behalf of the Company) that include forward-looking information (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 8, 2005, and incorporated herein by reference).*

*	Previously filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.

Date: June 6, 2005	By:	/S/ DENNIS R. HERNREICH
Dennis R. Hernreich
Executive Vice President and Chief Financial Officer