Form 10-Q
period 2005-07-30
CASUAL MALE RETAIL GROUP INC
filed 2005-09-08
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of September 1, 2005 was 34,342,939.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 30, 2005	January 29, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,695	$5,731
Accounts receivable	3,478	4,238
Inventories	86,484	79,858
Prepaid expenses and other current assets	2,701	4,940

Total current assets	98,358	94,767

Property and equipment, net of accumulated depreciation and amortization	75,835	74,651

Other assets:
Goodwill	53,520	53,339
Other intangible assets	35,917	36,010
Other assets	8,835	9,021

Total assets	$272,465	$267,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,723	$6,362
Accounts payable	25,669	27,110
Accrued expenses and other current liabilities	19,438	19,783
Notes payable	27,491	19,311

Total current liabilities	78,321	72,566

Long-term liabilities:
Long-term debt, net of current portion	115,848	117,784
Other long-term liabilities	478	474

Total long-term liabilities	116,326	118,258

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding at July 30, 2005 and January 29, 2005	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 39,507,949 and 39,398,947 shares issued at July 30, 2005 and January 29, 2005, respectively	395	394
Additional paid-in capital	155,418	154,693
Accumulated deficit	(54,502)	(54,641)
Treasury stock at cost, 5,171,930 shares at July 30, 2005 and January 29, 2005, respectively	(23,362)	(23,362)
Accumulated other comprehensive loss	(131)	(120)

Total stockholders’ equity	77,818	76,964

Total liabilities and stockholders’ equity	$272,465	$267,788

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Sales	$100,620	$88,076	$197,918	$172,251
Cost of goods sold, including occupancy	56,947	51,917	114,006	102,366

Gross profit	43,673	36,159	83,912	69,885

Expenses:
Selling, general and administrative	36,605	32,746	73,767	65,899
Depreciation and amortization	2,997	2,514	5,975	4,735

Total expenses	39,602	35,260	79,742	70,634

Operating income (loss)	4,071	899	4,170	(749)
Other income, net	—	308	—	308
Interest expense, net	(2,051)	(1,977)	(4,031)	(4,156)

Income (loss) from continuing operations before minority interest and income taxes	2,020	(770)	139	(4,597)
Minority interest	—	(354)	—	(701)
Income taxes	—	—	—	—

Income (loss) from continuing operations	2,020	(416)	139	(3,896)
Income (loss) from discontinued operations	—	515	—	(1,099)

Net income (loss)	$2,020	$99	$139	$(4,995)

Net income (loss) per share - basic and diluted
Income (loss) from continuing operations	$0.06	$(0.01)	$0.00	$(0.11)
Income (loss) from discontinued operations	0.00	0.01	0.00	(0.03)

Net income (loss)	$0.06	$0.00	$0.00	$(0.14)

Weighted average number of common shares outstanding
- Basic	34,284	34,485	34,259	34,805
- Diluted	36,185	36,103	36,011	34,805

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 30, 2005	July 31, 2004
Cash flows from operating activities:
Net income (loss)	$139	$(4,995)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Loss from discontinued operations	—	1,099
Depreciation and amortization	5,975	4,735
Other expenses, principally related to debt redemption costs	—	2,832
Gain on sale of investment in joint venture	—	(3,140)
Accretion of warrants	—	103
Issuance of common stock to related party	313	101
Issuance of common stock to Board of Directors	25	48
Minority interest	—	(701)
Loss on disposal of fixed assets	108	69

Changes in operating assets and liabilities:
Accounts receivable	760	327
Inventories	(6,626)	7,608
Prepaid expenses	2,239	(1,535)
Other assets	(520)	(158)
Reserve for severance and store closings	—	(300)
Accounts payable	(1,441)	(10,058)
Accrued expenses and other current liabilities	(351)	(1,148)

Net cash provided by (used for) operating activities	621	(5,113)

Cash flows used for investing activities:
Additions to property and equipment	(6,649)	(9,363)
Proceeds from sale of investment in joint venture	—	1,530

Net cash used for investing activities	(6,649)	(7,833)

Cash flows from financing activities:
Net borrowings under credit facility	8,180	30,255
Principal payments on long-term debt	(2,576)	(9,654)
Payment of premiums associated with prepayment of long-term debt	—	(312)
Repurchase of common stock	—	(6,326)
Issuance of common stock under option program and warrants	388	636

Net cash provided by financing activities	5,992	14,599

Net change in cash and cash equivalents	(36)	1,653
Cash and cash equivalents:
Beginning of the period	5,731	4,179

End of the period	$5,695	$5,832

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

The results of operations for the first six months of fiscal 2005 include the operations of Rochester Big & Tall Clothing, which was acquired by the Company on October 29, 2004 and is discussed in full in Note 2 below. The results of operations for the first six months of fiscal 2004 include the operating results from the Company’s Ecko Unltd.® joint venture which was sold during the second quarter of fiscal 2004. Discontinued operations for the first six months of fiscal 2004 include the results of operations from the Company’s Levi’s®/Dockers® business which was divested during fiscal 2004.

Certain amounts for the three and six months ended July 31, 2004 have been reclassified to conform to the presentation for the three and six months ended July 30, 2005. These adjustments relate to the reclassification for discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). For further discussion regarding discontinued operations, see Note 5 below.

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2005 is a 52-week period ending on January 28, 2006.

2. Acquisition of Rochester Big & Tall Clothing

On October 29, 2004, the Company completed the acquisition of substantially all of the assets of Rochester Big & Tall Clothing (the “Rochester Acquisition”). The purchase price was $15.0 million in cash and the assumption of bank and subordinated debt of approximately $5.0 million, in addition to the assumption of identified operating liabilities such as accounts payable and accrued liabilities. The $5.0 million that the Company assumed in subordinated debt from Rochester Big & Tall Clothing was paid in full on October 29, 2004. There is a potential payment over a three-year period of an additional $4.0 million, which is subject to an earn-out provision.

The Company allocated the purchase price as follows:

Debit (credit) (in thousands)
Cash and cash equivalents	$860
Accounts receivable	28
Inventory	14,893
Prepaid expenses	749
Property and equipment	3,189
Other assets	467
Goodwill	2,843
Trademarks	4,000
Other intangibles	1,581
Accounts payable	(3,907)
Accrued expenses and other current liabilities	(4,427)
Accrual for estimated transaction and severance costs	(350)

Total cash paid for assets acquired and liabilities assumed	$19,926

The Company financed the transaction with a $7.5 million term loan from Bank of America Retail Group, Inc., together with borrowings on its existing credit facility, which was amended in connection with the acquisition. See Note 3 for a detailed discussion of the borrowings.

3. Debt

Credit Agreement with Bank of America Retail Group, Inc.

On October 29, 2004, in connection with the financing of the Rochester Acquisition, the Company amended its credit facility with Bank of America Retail Group, Inc. (the "Amended Credit Facility"). The Amended Credit Facility continues to principally provide for a total commitment of $90 million with the ability to issue documentary and standby letters of credits of up to $20 million. The maturity date of the Amended Credit Facility was extended to October 29, 2007 and is subject to prepayment penalties through October 29, 2006. Borrowings under the Amended Credit Facility bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”) and vary depending on the Company’s levels of excess availability. The amendment lowered the Company's interest costs under the Amended Credit Facility by approximately 25 basis points depending on its level of excess availability. The Company's ability to borrow under the Amended Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

The Company's obligations under the Amended Credit Facility continue to be secured by a lien on all of its assets. The Amended Credit Facility includes certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company. The Company is also subject to a financial covenant requiring minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization) if a minimum excess availability level of $12.5 million is not maintained. The Company was in compliance with all debt covenants under the Amended Credit Facility at July 30, 2005.

At July 30, 2005, the Company had borrowings outstanding under the Amended Credit Facility of $27.5 million and outstanding standby letters of credit of $2.3 million and outstanding documentary letters of credit of $1.4 million. Average borrowings outstanding under this facility during the first six months of fiscal 2005 were approximately $25.5 million, resulting in an average unused excess availability of approximately $37.2 million. Unused excess availability at July 30, 2005 was $34.4 million.

The fair value of amounts outstanding under the Amended Credit Facility approximates the carrying value at July 30, 2005. At the Company’s option, any portion of the outstanding borrowings can be converted to LIBOR-based contracts; the remainder bears interest based on prime. At July 30, 2005, the prime-based borrowings interest rate was 6.25% and the Company had approximately $16.0 million of borrowing converted to LIBOR contracts with interest rates ranging from 5.09% to 5.24%.

Other Long-Term Debt

Components of other long-term debt are as follows (in thousands):

	July 30, 2005	January 29, 2005
5% convertible senior subordinated notes due 2024	$100,000	$100,000
5% senior subordinated notes due 2007	4,813	6,874
Term loan	7,500	7,500
Mortgage note	9,258	9,772

Total other long-term debt	121,571	124,146
Less: current portion of long-term debt	(5,723)	(6,362)

Other long-term debt, less current portion	$115,848	$117,784

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

	For the three months ended		For the six months ended
(in thousands)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Basic weighted average common shares outstanding	34,284	34,485	34,259	34,805
Stock options, excluding the effect of anti-dilutive options and warrants totaling 1,897 shares for the six months ended July 31, 2004.	1,901	1,618	1,752	—

Diluted weighted average common shares outstanding	36,185	36,103	36,011	34,805

In addition, the following potential Common Stock equivalents were also excluded from the computation of diluted earnings per share in each period because the exercise price of such options, warrants and convertible notes was greater than the average market price per share of Common Stock for the respective periods:

	For the three months ended		For the six months ended
(in thousands)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Options	647	762	682	507
Warrants	1,482	1,482	1,868	1,176
Convertible notes at $10.65 per share	9,390	9,390	9,390	9,390
Range of exercise prices of such options, warrants and convertible notes	$7.11 - $10.65	$7.11 - $10.65	$6.66 - $10.65	$8.50 - $10.65

The above options, warrants and convertible notes which were outstanding and out-of-the-money at July 30, 2005 expire from May 14, 2012 to April 27, 2024.

Stock-Based Compensation

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to its employees and directors using the intrinsic value method as determined under APB No. 25, Accounting for Stock Issue to Employees, and, as such, generally recognizes no compensation cost for such payments.

The Company has disclosed the pro forma net loss and per share amounts using the fair value based method. Had compensation costs for the Company’s grants for stock-based compensation been determined consistent with SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been as indicated below:

	For the three months ended		For the six months ended
(in thousands, except per share amounts)	July 30, 2005 (1)	July 31, 2004	July 30, 2005 (1)	July 31, 2004
Net income (loss) – as reported	$2,020	$99	$139	$(4,995)
Net income (loss) – pro forma	$1,857	$(743)	$(188)	$(6,213)
Net income (loss) per share – diluted as reported	$0.06	$0.00	$0.00	$(0.14)
Net income (loss) per share – diluted pro-forma	$0.05	$(0.02)	$(0.01)	$(0.18)

(1)	As discussed in Note 9, the Company accelerated all options outstanding as of January 27, 2005. Accordingly, the only pro forma adjustment for the three and six months ended July 30, 2005 related to options granted since January 27, 2005.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used for grants for the six months ended July 30, 2005 and July 31, 2004:

	July 30, 2005	July 31, 2004
Expected volatility	65.0%	65.0%
Risk-free interest rate	3.97%-4.14%	2.69% -3.71%
Expected life	4.5 yrs.	4.5 yrs.
Dividend rate	—	—

The weighted-average fair value of options granted in the first six months of fiscal 2005 and fiscal 2004 were $3.35 and $4.55, respectively.

On May 9, 2005, the Company granted to certain executives of the Company options to purchase 520,000 shares of the Company’s Common Stock. These stock options have an exercise price of $6.90 per share and will vest ratably over a three year period, with the first one-third vesting on May 9, 2006. On June 7, 2005, the Company granted to certain employees options to purchase 175,000 shares of the Company’s Common Stock. These stock options have an exercise price of $7.38 per share and will vest ratably over a three year period, with the first one-third vesting on June 7, 2006.

These option agreements require that the aggregate exercise price be paid by forfeiting a number of shares of Common Stock underlying the option with a fair market value equal to such aggregate exercise price. Therefore, under APB No. 25, these options are subject to variable accounting. The impact of variable accounting was immaterial to the Company’s results of operations for the second quarter of fiscal 2005. Once the Company adopts SFAS No. 123R, as discussed below, these stock options will become fixed-based awards and will no longer be subject to variable accounting.

5. Discontinued Operations

In fiscal 2004, the Company completed its plan to exit its Levi’s®/Dockers® business. In accordance with the provisions of SFAS 144, the Company’s operating results for the three and six months ended July 31, 2004 were reclassed to reflect the operating results for the Company’s closed Levi’s®/Dockers® stores as discontinued operations.

Due to the consolidated tax position for the three and six months ended July 31, 2004, no tax benefit or provision was realized on discontinued operations. Below is a summary of the results of operations for these stores for the three and six months ended July 31, 2004:

(in thousands)	For the three months ended July 31, 2004	For the six months ended July 31, 2004
Sales	$20,974	$41,378
Gross margin	4,029	7,212
Selling, general and administrative expenses	2,712	7,143
Depreciation and amortization	802	1,168

Income (loss) from discontinued operations	$515	$(1,099)

6. Income Taxes

At July 30, 2005, the Company had total gross deferred tax assets of approximately $42.6 million, which are fully reserved. These tax assets principally relate to federal net operating loss carryforwards that expire from 2017 through 2024. The ability to reduce the Company’s corresponding valuation allowance of $42.6 million in the future is dependent upon the Company’s ability to achieve sustained taxable income.

Due to the circumstances described above, no tax benefit or provision has been recognized for the three and six months ended July 30, 2005 and July 31, 2004.

7. Segment Information

Through the end of fiscal 2004, the Company operated its business under two reportable segments: (i) the Big & Tall business and (ii) the Other Branded Apparel business. Beginning in the first quarter of fiscal 2005, with the divesture of the Company’s Other Branded Apparel businesses in fiscal 2004, the Company operates under a single reportable segment, Big & Tall business.

For the three and six months ended July 31, 2004, the Big & Tall business segment included the Company’s Casual Male Big & Tall retail and outlet stores, and its Casual Male catalog and e-commerce businesses. The Company’s Other Branded Apparel business reflect the results of operations of its Ecko Unltd.® outlet stores, which were owned and operated through a joint venture with Ecko.Complex, LLC through July 30, 2004 when the Company sold its 50.5% interest in the joint venture to Ecko.Complex, LLC.

The accounting policies of the reportable segments were consistent with the consolidated financial statements of the Company. The Company evaluates individual store profitability in terms of a store’s “Operating Income (Loss),” which is defined by the Company as gross margin less occupancy costs, direct selling costs and an allocation of indirect selling costs. Below are the results of operations on a segment basis for the three and six months ended July 31, 2004:

	For the three months ended July 31, 2004			For the six months ended July 31, 2004
(in millions)	Big & Tall business	Other Branded Apparel business (1)	Total	Big & Tall business	Other Branded Apparel business (1)	Total
Statement of Operations:
Sales	$81.5	$6.6	$88.1	$159.6	$12.7	$172.3
Gross margin	34.2	2.0	36.2	66.0	3.9	69.9
Selling, general and administrative	30.4	2.4	32.8	61.3	4.6	65.9
Depreciation and amortization	2.2	0.3	2.5	4.1	0.6	4.7

Operating income (loss)	$1.6	$(0.7)	$0.9	$0.6	$(1.3)	$(0.7)

				At July 30, 2004
Balance Sheet:
Inventories				$64.7	$22.8	$87.5
Fixed assets				65.4	1.3	66.7
Goodwill and other intangible assets				81.3	—	81.3
Trade accounts payable				17.0	3.7	20.7
Capital expenditures				7.4	2.0	9.4

(1)	Balance Sheet amounts for the Company’s Other Branded Apparel business at July 31, 2004 include assets of the Company’s Levi’s®/Dockers® outlet stores which were still open at the end of the second quarter of fiscal 2004. The operating results of these stores were reclassed to discontinued operations, see Note 5.

8. Related Parties

Jewelcor Management, Inc.

Since October 1999, the Company has had an ongoing consulting agreement with Jewelcor Management, Inc. (“JMI”) to assist in developing and implementing a strategic plan for the Company and for other related consulting services as may be agreed upon between JMI and the Company. Seymour Holtzman, who became the Company’s Chairman of the Board on April 11, 2000, is the beneficial holder of approximately 15.86% of the outstanding Common Stock of the Company (principally held by JMI). He is also the president and chief executive officer, and indirectly, with his wife, the primary shareholder of JMI.

On June 15, 2005, the Compensation Committee of the Board of Directors approved an increase in the annual compensation to JMI pursuant to the consulting agreement, effective May 9, 2005, to $412,000 from $392,000. JMI will continue to receive an additional $24,000 per annum for expense reimbursements.

The consulting agreement dated April 29, 2003, and most recently amended on June 15, 2005, is for a three-year term commencing on April 29, 2003 and ending on April 28, 2006. The consulting agreement will automatically renew each year thereafter on its anniversary date for additional one-year terms, unless either party notifies the other at least ninety days prior to such anniversary date that it will not renew such agreement. The consulting agreement with JMI includes a significant disincentive for non-performance, which would require JMI to pay to the Company a penalty equal to 150% of any unearned consulting services.

9. New Accounting Pronouncement

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123. The approach in SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No.123R provides two alternatives for adoption: (1) a "modified prospective" method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a "modified retrospective" method which follows the approach in the "modified prospective" method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No.123 for the pro forma disclosure. The Company plans to adopt SFAS No.123R using the modified prospective method. Since the Company currently accounts for stock options granted to employees and shares issued under its employee stock purchase plans in accordance with the intrinsic value method permitted under APB Opinion No.25, no compensation expense is currently recognized.

The impact of adopting SFAS No.123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods. However, had the Company adopted SFAS No.123R in a prior period, the impact would approximate the impact of SFAS No.123 as described in the disclosure of pro forma net income and earnings per share in the Notes to the Consolidated Financial Statements on Form 10-K for the year ended January 29, 2005. SFAS No. 123R also requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the Consolidated Statement of Cash Flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.

On January 27, 2005, the Company’s Board of Directors approved the vesting of all outstanding and unvested options held by directors, officers and employees under the Company’s 1992 Stock Incentive Plan. As a result of the acceleration, options to acquire 1,903,252 shares of the Company’s common stock, which otherwise would have vested from time to time over the following three years, became immediately exercisable. This action was taken to eliminate, to the extent permitted, the transition expense that the Company otherwise would incur in connection with the adoption of SFAS No. 123R. Under the accounting guidance of APB Opinion No. 25, the accelerated vesting resulted in a charge for stock-based compensation of approximately $70,000, which was recognized by the Company in the fourth quarter of fiscal 2004. Additionally, the Company’s pro forma disclosure for fiscal 2004 included the effect of this accelerated vesting, as calculated under SFAS No. 123 rules, of $6.1 million.

On April 14, 2005, the Securities and Exchange Commission announced that it would delay the required implementation of SFAS No. 123R, allowing companies that are not small business issuers to adopt the statement no later than the beginning of the first fiscal year beginning after June 15, 2005. As a result of this delay, the Company plans to adopt SFAS No. 123R at the beginning of fiscal 2006.

10. Commitments and Contingencies

In October 2003, a class action lawsuit was filed against the Company in California Superior Court. The complaint alleged, among other things, that the Company failed to pay overtime compensation and to provide meal and rest breaks to the Company’s California store managers for the period May 14, 2002 through the present. Subsequently, in a lawsuit filed in the United States District Court, Northern District of California, the case was expanded nationwide. The lawsuit seeks unpaid overtime, meal and rest period penalties, waiting time penalties and injunctive relief under the Fair Labor Standards Act (“FLSA”) and the California Labor Code. During the second quarter of fiscal 2005, the Company reached agreement in principle to settle this matter, subject to the execution of final documents and the approval by the court. The settlement is not expected to have a material impact on the Company’s financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

BUSINESS SUMMARY

Casual Male Retail Group, Inc. together with its subsidiaries (the “Company”) is the largest specialty retailer of big and tall men’s apparel with retail operations throughout the United States, Canada and London, England. The Company operates 496 Casual Male Big & Tall stores, 13 Casual Male at Sears Canada stores, 22 Rochester Big & Tall stores and a direct to consumer business, which includes a catalog business and two e-commerce sites. The Company is also the exclusive retailer of the Comfort Zone by George Foreman™, GF Sport by George Foreman™ and Signature Collection by George Foreman™.

Subsequent to the end of the second quarter of fiscal 2005, two of the Company’s Casual Male stores, located in Metairie, Louisiana and Gulfport, Mississippi, closed indefinitely as a result of Hurricane Katrina. Except to the extent that Hurricane Katrina may adversely impact overall economic conditions in the United States, the Company does not expect Hurricane Katrina to have a material impact on its financial condition or results of operations for fiscal 2005.

Unless the context indicates otherwise, all references to “we,” “ours,” “our,” “us” and “the Company” refer to Casual Male Retail Group, Inc. and its consolidated subsidiaries. The Company refers to its fiscal years which end on January 28, 2006 and January 29, 2005 as “fiscal 2005” and “fiscal 2004,” respectively.

SUMMARY OF SIGNIFICANT EVENTS

In fiscal 2004, the Company completed the divestiture of its other non-core businesses and for the first time since the Company acquired the Casual Male business in May 2002 operated for the first six months of fiscal 2005 solely as a big & tall men’s apparel retailer. These operating results for the second quarter and first six months of fiscal 2005 include the operations of Rochester Big & Tall Clothing (“Rochester”), a 22 store chain with operations in major cities in the United States, as well as a store in London, England, which the Company acquired on October 29, 2004.

The Company’s objective since acquiring the Casual Male business in fiscal 2002 has been to become the premier retailer in the big & tall industry by (1) improving upon operating efficiencies with lower operating costs and replacement of Casual Male’s antiquated systemic infrastructure, (2) updating Casual Male’s merchandise assortments with a balanced mix of branded and private label merchandise addressing the wardrobe needs of its niche consumer base and (3) divesting the Company’s other businesses to enable strategic focus towards the Company’s core business. The Company made substantial steps over the past year toward achieving its overall goal by clearly defining the Company and its business as a specialty retailer of big & tall men’s apparel.

STORE CLOSINGS/DISCONTINUED OPERATIONS

In accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), results of operations for the three and six months ended July 31, 2004 for the Company’s closed Levi’s®/Dockers® outlet stores have been presented as discontinued operations.

RESULTS OF OPERATIONS

For the three months ended:	July 30, 2005			July 31, 2004
(in millions)	Big & Tall Business	Other Branded Apparel Business	Total Company	Big & Tall Business	Other Branded Apparel Business	Total Company
Sales	$100.6	—	$100.6	$81.5	$6.6	$88.1
Gross profit, net of occupancy costs	43.7	—	43.7	34.2	2.0	36.2
Gross margin rate	43.4%		43.4%	41.9%	30.5%	41.1%
Selling, general and administrative Expenses	36.6	—	36.6	30.4	2.4	32.8
Depreciation and amortization	3.0	—	3.0	2.2	.3	2.5

Operating income (loss)	$4.1	—	$4.1	$1.6	$(0.7)	$0.9

For the six months ended:	July 30, 2005			July 31, 2004
(in millions)	Big & Tall Business	Other Branded Apparel Business	Total Company	Big & Tall Business	Other Branded Apparel Business	Total Company
Sales	$197.9	—	$197.9	$159.6	$12.7	$172.3
Gross profit, net of occupancy costs	83.9	—	83.9	66.0	3.9	69.9
Gross margin rate	42.4%		42.4%	41.4%	30.7%	40.6%
Selling, general and administrative Expenses	73.7	—	73.7	61.3	4.6	65.9
Depreciation and amortization	6.0	—	6.0	4.1	.6	4.7

Operating income (loss)	$4.2	—	$4.2	$0.6	$(1.3)	$(0.7)

Sales

For the second quarter of fiscal 2005, sales, which include its e-commerce and catalog businesses, increased 14.2% to $100.6 million as compared to sales of $88.1 million for the second quarter of fiscal 2004. Sales for the Company’s Big & Tall business increased 23.4% as compared to the prior year, primarily due to the addition of the Rochester stores which had sales of $16.5 million for the second quarter of fiscal 2005. Comparable store sales, which include stores that have been open for at least one full year, e-commerce and catalog sales, increased 2.5% for the second quarter of fiscal 2005 as compared to the same period of the prior year. Also included in comparable store sales are the comparable store sales results for the Company’s Rochester stores based on their second quarter 2004 results.

For the six months ended July 30, 2005, total sales increased 14.9% to $197.9 million as compared to $172.3 million for the six months ended July 31, 2004. Sales for the Company’s Big & Tall business increased 24.0% as compared to the prior year. Similar to the second quarter results, this increase was primarily due to the addition of the Rochester business which had sales of $33.9 million for the six months ended July 30, 2005. Comparable store sales for the six months of fiscal 2005 increased 2.4% when compared with the six months of the prior year.

Sales for the Company’s internet and catalog businesses for the second quarter of fiscal 2005 were up 20% as compared to the second quarter of fiscal 2004. Sales for the second quarter and six months of fiscal 2004 include sales of $6.6 million and $12.7 million, respectively, from the Company’s Ecko Unltd.® outlet stores which were subsequently sold in the second quarter of fiscal 2004.

Gross Profit Margin

For the second quarter of fiscal 2005, the Company’s gross margin rate, inclusive of occupancy costs, was 43.4%, which was an increase of 2.3 percentage points as compared to a gross margin rate of 41.1% for the second quarter of fiscal 2004. This increase was primarily attributable to improved merchandise margins from the Company’s Big & Tall business of approximately 1.8 percentage points over the prior year.

For the six months ended July 30, 2005, the Company’s gross margin rate was 42.4% as compared to 40.6% for the six months ended July 31, 2004 of the prior year. This increase of 1.8 percentage points was primarily attributable to improved merchandise margins from the Company’s Big & Tall business of approximately 1.3 percentage points over the prior year. These increases in merchandise margins for the second quarter and six months of fiscal 2005 as compared to the prior year are primarily related to the Company’s enhanced inventory management of its basic versus fashion merchandise which has resulted in overall lower markdowns and clearance inventory.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses as a percentage of sales for the second quarter of fiscal 2005 were 36.4% as compared to 37.2% for the second quarter of fiscal 2004. For the six months ended July 30, 2005, SG&A expenses were 37.3% of sales compared to 38.3% of sales for the six months ended July 31, 2004. Although SG&A dollars increased for the second quarter and six months of fiscal 2005 as compared to fiscal 2004, SG&A expenses as a percent of sales has decreased for both the second quarter and six month periods as the Company continues to manage its cost base. Also, included in the six months of fiscal 2004, is approximately $4.5 million incurred by the Company as part of a national marketing campaign of George Foreman and the introduction of the George Foreman product lines of clothing.

Depreciation and Amortization

For the second quarter of fiscal 2005, depreciation and amortization increased approximately $483,000 to $3.0 million as compared to the second quarter of fiscal 2004. For the six months of fiscal 2005, depreciation and amortization increased $1.3 million to $6.0 million as compared to $4.7 million for the six months of fiscal 2004. These increases are due to the depreciation expense on new and remodeled stores opened since last year and the addition of the Rochester stores in the fourth quarter of fiscal 2004.

Other Income, Net

Net other income for the second quarter and six months of fiscal 2004 included a gain of approximately $3.1 million related to the Company’s sale of its 50.5% joint venture interest in the Ecko Unltd.® stores to Ecko.Complex, LLC. This gain was offset by approximately $1.9 million of costs incurred in connection with Company’s prepayment of its 12% Senior Subordinated Notes, due 2010, in addition to a write-off of approximately $0.9 million related to previously incurred costs associated with the Company’s intended spin-off of its subsidiary, LP Innovations, Inc. which has been postponed due to lower than expected results of operations.

Interest Expense, Net

Net interest expense was $2.1 million for the second quarter of fiscal 2005 as compared to $2.0 million for the second quarter of fiscal 2004. The slight increase in interest expense during the second quarter of fiscal 2005 as compared to the prior year was due to slightly higher average borrowings. For the six months of fiscal 2005, interest expense was $4.0 million as compared to $4.2 million for the six months of fiscal 2004. This decrease was the result of the

Company’s amendment to its revolving line of credit in the third quarter of fiscal 2004 and the early prepayment of its remaining 2010 senior subordinated notes in the second quarter of fiscal 2004 which has resulted in an overall reduced interest rate. For the six months of fiscal 2005, the Company’s interest rate was approximately 5.4% on an annualized basis as compared to 5.8% on an annualized basis for the second quarter of fiscal 2004.

Discontinued Operations

In accordance with the provisions of SFAS No. 144, the Company’s discontinued operations for the second quarter and six months of fiscal 2004 reflect the operating results for the Company’s Levi’s®/Dockers® outlet stores which were subsequently closed or sold during fiscal 2004. For more detail on the results of discontinued operations, see Note 5 to the Consolidated Financial Statements.

Income Taxes

At July 30, 2005, the Company had total gross deferred tax assets of approximately $42.6 million, which are fully reserved. These tax assets principally relate to federal net operating loss carryforwards that expire from 2017 through 2024. The ability to reduce the Company’s corresponding valuation allowance of $42.6 million in the future is dependent upon the Company’s ability to achieve sustained taxable income.

Net Income (Loss)

For the second quarter of fiscal 2005 the Company had net income of $2.0 million, or $0.06 per diluted share, as compared to net income of $99,000, or $0.00 per diluted share, for the second of fiscal 2004. For the first six months of fiscal 2005, the Company had net income of $139,000, or $0.00 per diluted share, as compared to a net loss of $5.0 million, or $0.14 per diluted share, for the six months of fiscal 2004.

Inventory

At July 30, 2005, total inventory equaled $86.5 million compared to $87.5 million at July 31, 2004. The decrease in inventory over the prior year is due to approximately $22.8 million related to the closure and divesture in fiscal 2004 of the Company’s Levi’s®/Dockers® outlet stores and its Ecko Unltd.® stores. This decrease is partially offset by an increase of approximately $13.9 million from the addition of the Company’s Rochester Big & Tall stores. In addition, during the first six month of fiscal 2005, the Company has reduced its inventory levels in its Casual Male business by approximately $7.9 million as a result of reducing its levels of fashion style merchandise while maintaining its commitment to in-stock positions of core merchandise product.

SEASONALITY

Historically and consistent with the retail industry, the Company has experienced seasonal fluctuations in revenues and income, with increases traditionally occurring during the Company's third and fourth quarters as a result of the "Fall" and "Holiday" seasons.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary cash needs are for working capital (essentially inventory requirements) and capital expenditures. Specifically, the Company's capital expenditure program includes projects for new store openings, remodeling, downsizing or combining existing stores, and improvements and integration of its systems infrastructure. The Company expects that cash flow from operations, external borrowings and trade credit will enable it to finance its current working capital and expansion requirements. The Company has financed its working capital requirements, store expansion program, stock repurchase programs and acquisitions with cash flow from operations, external borrowings, and proceeds from equity and debt offerings. The Company’s objective is to maintain a positive cash flow after capital expenditures such that it can support its growth activities with operational cash flows and without incurring any additional debt.

For the first six months of fiscal 2005, cash provided by operating activities was $621,000 as compared to cash used by operating activities of $5.1 million for the first six months of fiscal 2004. The improvement in cash flow from operations for the first six months of fiscal 2005 as compared to fiscal 2004 was primarily due to the improved profitability of the Company during the first six months of fiscal 2005.

In addition to cash flow from operations, the Company’s other primary source of working capital is its credit facility with Bank of America Retail Group, Inc., which was most recently amended on October 29, 2004 in connection with the Rochester Acquisition (the “Amended Credit Facility”). The Amended Credit Facility continues to principally provide for a total commitment of $90 million with the ability to issue documentary and standby letters of credit of up to $20 million. The maturity date of the Amended Credit Facility was extended to October 29, 2007 and is subject to prepayment penalties through October 29, 2006. Borrowings under the Amended Credit Facility bear interest at variable rates based on Bank of America Bank’s prime rate or the London Interbank Offering Rate (“LIBOR”) and vary depending on the Company’s levels of excess availability. The amendment lowered the Company's interest costs under the Amended Credit Facility by approximately 25 basis points depending on its level of excess availability. The Company's ability to borrow under the Amended Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

At July 30, 2005, the Company had borrowings outstanding under the Amended Credit Facility of $27.5 million and outstanding standby letters of credit of $2.3 million and outstanding documentary letters of credit of $1.4 million. Average borrowings outstanding under this facility during the first six months of fiscal 2005 were approximately $25.5 million, resulting in an average unused excess availability of approximately $37.2 million. Unused excess availability at July 30, 2005 was $34.4 million.

Capital Expenditures

The following table sets forth the stores opened and related square footage at July 30, 2005 and July 31, 2004, respectively:

	At July 30, 2005		At July 31, 2004
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
Casual Male Big & Tall retail and outlet stores	496	1,695	489	1,667
Rochester Big & Tall	22	172	—	—
Sears Canada	13	15	—	—
Levi’s®/Dockers® outlet stores	—	—	48	458

Total Stores	531	1,882	537	2,125

Total cash outlays for capital expenditures for the first six months of fiscal 2005 were $6.6 million as compared to $9.4 million for the first six months of fiscal 2004. Below is a summary of store openings and closings since January 29, 2005:

	Casual Male	Rochester Big &Tall	Sears Canada	Total stores
At January 29, 2005	492	22	13	527
New outlet stores	2	—	—	2
New retail stores	6	—	—	6
Closed stores	(4)	—	—	(4)

At July 30, 2005	496	22	13	531

Remodels	38	—	—	38

The Company expects that its total capital expenditures for fiscal 2005 will be approximately $14.0 million, of which approximately $5.6 million will relate to store expansion. Included in store expansion are funds to remodel an additional 50 of the Company’s existing Casual Male Big & Tall retail stores at an estimated $35,000 to $45,000 for each location, including store signage and fixtures. The Company currently plans to open a combination of 12 new Casual Male Big & Tall retail and outlet stores and 3 Rochester Big & Tall stores in fiscal 2005. Another $7.0 million of the 2005 budget is expected to be used for system infrastructure and upgrades specifically related to the roll-out of the Company’s new point of sale system and its new customer relationship management package. Also included are funds to integrate the Rochester stores into the Casual Male framework.

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

Interest Rates

The Company utilizes cash from operations and the Amended Credit Facility to fund its working capital needs. The Amended Credit Facility is not used for trading or speculative purposes. In addition, the Company has available letters of credit as sources of financing for its working capital requirements. Borrowings under the Amended Credit Facility, which expires in October 29, 2007, bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”). At July 30, 2005, the Company had outstanding LIBOR contracts with rates ranging from 5.09% to 5.24% and the interest rate on its prime based borrowings was 6.25%. Based upon a sensitivity analysis as of July 30, 2005, assuming average outstanding borrowing during fiscal 2005 of $25.5 million, a 50 basis point increase in the prime based interest rates would have resulted in a potential increase in interest expense of approximately $127,500.

Foreign Currency

The Company’s Sears Canada store locations conduct business in Canadian dollars and the Company’s Rochester Big & Tall Clothing store located in London, England conducts business in British pounds. If the value of the Canadian dollar or the British pound against the U.S. dollar weakens, the revenues and earnings of these stores will be reduced when they are translated to U.S. dollars. Also, the value of these assets translated to U.S. dollars may decline. As of July 30, 2005, sales from the Company’s Sears Canada stores and its London Rochester Big & Tall store were immaterial to consolidated sales. As such, the Company believes that movement in foreign currency exchange rates will not have a material adverse affect on the financial position or results of operations of the Company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 30, 2005. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of July 30, 2005, the Company's disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended July 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In October 2003, a class action lawsuit was filed against the Company in California Superior Court. The complaint alleged, among other things, that the Company failed to pay overtime compensation and to provide meal and rest breaks to the Company’s California store managers for the period May 14, 2002 through the present. Subsequently, in a lawsuit filed in the United States District Court, Northern District of California, the case was expanded nationwide. The lawsuit seeks unpaid overtime, meal and rest period penalties, waiting time penalties and injunctive relief under the Fair Labor Standards Act (“FLSA”) and the California Labor Code. During the second quarter of fiscal 2005, the Company reached agreement in principle to settle this matter, subject to the execution of final documents and the approval by the court. The settlement is not expected to have a material impact on the Company’s financial condition or results of operations.

There have been no other material developments in the legal proceedings reported in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Form of Option Agreement between the Company and the Chairman and Executive Officers.

10.2	Form of Option Agreement between the Company and Non-Employee Directors.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain cautionary statements of the Company to be taken into account in conjunction with consideration and review of the Company's publicly-disseminated documents (including oral statements made by others on behalf of the Company) that include forward-looking information (included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on April 8, 2005, and incorporated herein by reference).*

*	Previously filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.

Date: September 8, 2005	By:	/S/ DENNIS R. HERNREICH
Dennis R. Hernreich
Executive Vice President and Chief Financial Officer