Form 10-Q
period 2005-10-29
CASUAL MALE RETAIL GROUP INC
filed 2005-12-01
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 29, 2005

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

The number of shares of common stock outstanding as of November 28, 2005 was 34,352,690.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 29, 2005	January 29, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,483	$5,731
Accounts receivable	4,478	4,238
Inventories	107,108	79,858
Prepaid expenses and other current assets	4,120	4,940

Total current assets	122,189	94,767
Property and equipment, net of accumulated depreciation and amortization	76,797	74,651
Other assets:
Goodwill	53,861	53,339
Other intangible assets	35,839	36,010
Other assets	8,742	9,021

Total assets	$297,428	$267,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,435	$6,362
Accounts payable	38,156	27,110
Accrued expenses and other current liabilities	20,964	19,783
Notes payable	41,659	19,311

Total current liabilities	107,214	72,566

Long-term liabilities:
Long-term debt, net of current portion	114,870	117,784
Other long-term liabilities	479	474

Total long-term liabilities	115,349	118,258

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding at October 29, 2005 and January 29, 2005	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 39,521,199 and 39,398,947 shares issued at October 29, 2005 and January 29, 2005, respectively	395	394
Additional paid-in capital	155,327	154,693
Accumulated deficit	(57,337)	(54,641)
Treasury stock at cost, 5,171,930 shares at October 29, 2005 and January 29, 2005, respectively	(23,362)	(23,362)
Accumulated other comprehensive loss	(158)	(120)

Total stockholders’ equity	74,865	76,964

Total liabilities and stockholders’ equity	$297,428	$267,788

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Sales	$93,770	$74,646	$291,688	$246,897
Cost of goods sold, including occupancy	55,185	44,414	169,191	146,780

Gross profit	38,585	30,232	122,497	100,117
Expenses:
Selling, general and administrative	36,175	29,276	109,942	95,175
Depreciation and amortization	3,131	2,480	9,106	7,215

Total expenses	39,306	31,756	119,048	102,390

Operating income (loss)	(721)	(1,524)	3,449	(2,273)
Other income, net	—	—	—	308
Interest expense, net	(2,114)	(1,878)	(6,145)	(6,034)

Loss from continuing operations before minority interest and income taxes	(2,835)	(3,402)	(2,696)	(7,999)
Less: Minority interest	—	—	—	(701)
Income taxes	—	—	—	—

Loss from continuing operations	(2,835)	(3,402)	(2,696)	(7,298)
Income from discontinued operations	—	2,036	—	937

Net loss	$(2,835)	$(1,366)	$(2,696)	$(6,361)

Net loss per share - basic and diluted
Loss from continuing operations	$(0.08)	$(0.10)	$(0.08)	$(0.21)
Income from discontinued operations	0.00	0.06	0.00	0.03

Net loss	$(0.08)	$(0.04)	$(0.08)	$(0.18)

Weighted average number of common shares outstanding
- Basic	34,345	34,209	34,288	34,607
- Diluted	34,345	34,209	34,288	34,607

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 29, 2005	October 30, 2004
Cash flows from operating activities:
Net loss	$(2,696)	$(6,361)
Adjustments to reconcile net loss to net cash used for operating activities:
Income from discontinued operations	—	(937)
Depreciation and amortization	9,106	7,215
Other expenses, principally related to debt redemption costs	—	2,832
Gain on sale of investment in joint venture	—	(3,140)
Accretion of warrants	—	103
Issuance of common stock to related party	151	151
Issuance of common stock to Board of Directors	51	70
Minority interest	—	(701)
Loss on disposal of fixed assets	222	396

Changes in operating assets and liabilities:
Accounts receivable	(240)	145
Notes receivable	—	1,200
Inventories	(27,250)	(12,391)
Prepaid expenses	820	(1,000)
Other assets	(857)	1,208
Reserve for severance and store closings	—	(330)
Accounts payable	11,046	8,369
Accrued expenses and other current liabilities	1,155	(1,623)

Net cash used for operating activities	(8,492)	(4,794)

Cash flows used for investing activities:
Additions to property and equipment	(10,696)	(15,130)
Proceeds from sale of investment in joint venture	—	166
Acquisition of Rochester Big & Tall, net of cash acquired	—	(19,066)
Proceeds from sale of investment in joint venture	—	1,530

Net cash used for investing activities	(10,696)	(32,500)

Cash flows from financing activities:
Net borrowings under credit facility	22,348	47,875
Principal payments on long-term debt	(2,841)	(9,897)
Payment of premiums associated with prepayment of long-term debt	—	(313)
Proceeds from the issuance of long-term debt, net of discount	—	7,500
Repurchase of common stock	—	(6,326)
Issuance of common stock under option program and warrants	433	663

Net cash provided by financing activities	19,940	39,502

Net change in cash and cash equivalents	752	2,208
Cash and cash equivalents:
Beginning of the period	5,731	4,179

End of the period	$6,483	$6,387

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

The results of operations for the first nine months of fiscal 2005 include the operations of Rochester Big & Tall Clothing, which was acquired by the Company on October 29, 2004 and is discussed in full in Note 2 below. Results for the first nine months of fiscal 2004 include the operating results of the Rochester stores since October 29, 2004, or the last two days of the third quarter of fiscal 2004. The results of operations for the first nine months of fiscal 2004 include the operating results from the Company’s Ecko Unltd.® joint venture which was sold during the second quarter of fiscal 2004. Discontinued operations for the third quarter and first nine months of fiscal 2004 include the results of operations from the Company’s Levi’s®/Dockers® business which was divested during fiscal 2004.

Certain amounts for the three and nine months ended October 30, 2004 have been reclassified to conform to the presentation for the three and nine months ended October 29, 2005. These adjustments relate to the reclassification for discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). For further discussion regarding discontinued operations, see Note 5 below.

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

The final purchase price was allocated as follows:

Debit (credit) (in thousands)
Cash and cash equivalents	$860
Accounts receivable	28
Inventory	14,893
Prepaid expenses	749
Property and equipment	3,189
Other assets	467
Goodwill	3,184
Trademarks	4,000
Other intangibles	1,581
Accounts payable	(3,907)
Accrued expenses and other current liabilities	(4,768)
Accrual for estimated transaction and severance costs	(350)

Total cash paid for assets acquired and liabilities assumed	$19,926

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

The Company’s obligations under the Amended Credit Facility continue to be secured by a lien on all of its assets. The Amended Credit Facility includes certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company. The Company is also subject to a financial covenant requiring minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization) if a minimum excess availability level of $12.5 million is not maintained. The Company was in compliance with all debt covenants under the Amended Credit Facility at October 29, 2005.

At October 29, 2005, the Company had borrowings outstanding under the Amended Credit Facility of $41.7 million and outstanding standby letters of credit of $2.3 million. There were no documentary letters of credit outstanding at October 29, 2005. Average borrowings outstanding under this facility during the first nine months of fiscal 2005 were approximately $28.5 million, resulting in an average unused excess availability of approximately $36.2 million. Unused excess availability at October 29, 2005 was $43.1 million.

The fair value of amounts outstanding under the Amended Credit Facility approximates the carrying value at October 29, 2005. At the Company’s option, any portion of the outstanding borrowings can be converted to LIBOR-based contracts; the remainder bears interest based on prime. At October 29, 2005, the prime-based borrowings interest rate was 6.75% and the Company had approximately $25.0 million of borrowing converted to LIBOR contracts with interest rates ranging from 5.52% to 5.80%.

Other Long-Term Debt

Components of other long-term debt are as follows (in thousands):

	October 29, 2005	January 29, 2005
5% convertible senior subordinated notes due 2024	$100,000	$100,000
5% senior subordinated notes due 2007	4,813	6,874
Term loan	7,500	7,500
Mortgage note	8,992	9,772

Total other long-term debt	121,305	124,146
Less: current portion of long-term debt	(6,435)	(6,362)

Other long-term debt, less current portion	$114,870	$117,784

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

	For the three months ended		For the nine months ended
(in thousands)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Basic weighted average common shares outstanding	34,345	34,209	34,288	34,607
Stock options, excluding the effect of anti-dilutive options and warrants totaling 1,621 shares and 1,592 shares for the three and nine months ended October 29, 2005, respectively, and 1,227 shares and 1,709 shares for the three and nine months ended October 30, 2004, respectively	—	—	—	—

Diluted weighted average common shares outstanding	34,345	34,209	34,288	34,607

In addition, the following potential Common Stock equivalents were also excluded from the computation of diluted earnings per share in each period because the exercise price of such options, warrants and convertible notes was greater than the average market price per share of Common Stock for the respective periods:

	For the three months ended		For the nine months ended
(in thousands)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Options	1,432	1,552	1,432	638
Warrants	1,482	1,902	1,812	1,296
Convertible notes at $10.65 per share	9,390	9,390	9,390	9,390
Range of exercise prices of such options, warrants and convertible notes	$6.90 - $10.65	$5.67 - $10.65	$6.83 - $10.65	$7.27 - $10.65

The above options, warrants and convertible notes, which were outstanding and out-of-the-money at October 29, 2005, expire from May 14, 2012 to April 27, 2024.

Stock-Based Compensation

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to its employees and directors using the intrinsic value method as determined under APB No. 25, Accounting for Stock Issue to Employees, and, as such, generally recognizes no compensation cost for such payments.

The Company has disclosed the pro forma net loss and per share amounts using the fair value based method. Had compensation costs for the Company’s grants for stock-based compensation been determined consistent with SFAS 123, the Company’s net loss and net loss per share would have been as indicated below:

	For the three months ended		For the nine months ended
(in thousands, except per share amounts)	October 29, 2005 (1)	October 30, 2004	October 29, 2005 (1)	October 30, 2004
Net loss – as reported	$(2,835)	$(1,366)	$(2,696)	$(6,361)
Net loss – pro forma	$(3,114)	$(1,840)	$(3,212)	$(7,784)
Net loss per share – diluted as reported	$(0.08)	$(0.04)	$(0.08)	$(0.18)
Net loss per share – diluted pro-forma	$(0.09)	$(0.05)	$(0.09)	$(0.22)

(1)	As discussed in Note 9, the Company accelerated all options outstanding as of January 27, 2005. Accordingly, the only pro forma adjustment for the three and nine months ended October 29, 2005 related to options granted since January 27, 2005.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used for grants for the nine months ended October 29, 2005 and October 30, 2004:

	October 29, 2005	October 30, 2004
Expected volatility	65.0%	65.0%
Risk-free interest rate	3.78% - 4.15%	2.69% - 3.71%
Expected life	4.5 yrs.	4.5 yrs.
Dividend rate	—	—

The weighted-average fair value of options granted in the first nine months of fiscal 2005 and fiscal 2004 were $3.85 and $3.96, respectively.

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

These option agreements require that the aggregate exercise price be paid by forfeiting a number of shares of Common Stock underlying the option with a fair market value equal to such aggregate exercise price. Therefore, under APB No. 25, these options are subject to variable accounting. The impact of variable accounting was immaterial to the Company’s results of operations for the third quarter of fiscal 2005. Once the Company adopts SFAS No. 123R, as discussed below, these stock options will become fixed-based awards and will no longer be subject to variable accounting.

5. Discontinued Operations

In fiscal 2004, the Company completed its plan to exit its Levi’s®/Dockers® business. In accordance with the provisions of SFAS 144, the Company’s operating results for the three and nine months ended October 30, 2004 were reclassed to reflect the operating results for the Company’s closed Levi’s®/Dockers® stores as discontinued operations.

Due to the consolidated tax position for the three and nine months ended October 30, 2004, no tax benefit or provision was realized on discontinued operations. Below is a summary of the results of operations for these stores for the three and nine months ended October 30, 2004:

(in thousands)	For the three months ended October 30, 2004	For the nine months ended October 30, 2004
Sales	$19,958	$61,336
Gross margin	4,728	11,940
Selling, general and administrative expenses	2,895	10,038
Provision (reversal) for impairment of assets, store closing and severance (1)	(591)	(591)
Depreciation and amortization	388	1,556

Income from discontinued operations	$2,036	$937

(1)	During the third quarter of fiscal 2004, the Company recognized $591,000 of income as a result of revised accruals for landlord settlements.

6. Income Taxes

At October 29, 2005, the Company had total gross deferred tax assets of approximately $43.6 million, which are fully reserved. These tax assets principally relate to federal net operating loss carryforwards that expire from 2017 through 2024. The ability to reduce the Company’s corresponding valuation allowance of $43.6 million in the future is dependent upon the Company’s ability to achieve sustained taxable income.

Due to the circumstances described above, no net tax benefit or provision has been recognized for the three and nine months ended October 29, 2005 and October 30, 2004.

7. Segment Information

Through the end of fiscal 2004, the Company operated its business under two reportable segments: (i) the Big & Tall business and (ii) the Other Branded Apparel business. Beginning in the first quarter of fiscal 2005, with the divesture of the Company’s Other Branded Apparel businesses in fiscal 2004, the Company operates under a single reportable segment, the Big & Tall business.

For the nine months ended October 30, 2004, the Big & Tall business segment included the Company’s Casual Male Big & Tall retail and outlet stores, and its Casual Male catalog and e-commerce businesses. The Big & Tall segment also included the operating results for two days for its Rochester stores which were acquired on October 29, 2004. The Company’s Other Branded Apparel business reflect the results of operations of its Ecko Unltd.® outlet stores, which were owned and operated through a joint venture with Ecko.Complex, LLC through July 30, 2004 when the Company sold its 50.5% interest in the joint venture to Ecko.Complex, LLC. Since there were no results of operations for the Company’s Other Branded Apparel business for the third quarter of fiscal 2004, no segment reporting is necessary for that period.

The accounting policies of the reportable segments were consistent with the consolidated financial statements of the Company. The Company evaluates individual store profitability in terms of a store’s “Operating Income (Loss),” which is defined by the Company as gross margin less occupancy costs, direct selling costs and an allocation of indirect selling costs. Below are the results of operations on a segment basis for the nine months ended October 30, 2004:

	For the nine months ended October 30, 2004
(in millions)	Big & Tall business	Other Branded Apparel business (1)	Total
Statement of Operations:
Sales	$234.2	$12.7	$246.9
Gross margin	96.2	3.9	100.1
Selling, general and administrative	90.6	4.6	95.2
Depreciation and amortization	6.6	0.6	7.2

Operating loss	$(1.0)	$(1.3)	$(2.3)

	At October 30, 2004
Balance Sheet:
Inventories	$100.9	$21.5	$122.4
Fixed assets	71.3	1.3	72.6
Goodwill and other intangible Assets	88.4	—	88.4
Trade accounts payable	36.9	6.1	43.0
Capital expenditures	13.4	2.0	15.4

(1)	Balance Sheet amounts for the Company’s Other Branded Apparel business at October 30, 2004 include assets of the Company’s Levi’s®/Dockers® outlet stores which were still open at the end of the third quarter of fiscal 2004. The operating results of these stores were reclassed to discontinued operations, see Note 5.

8. Related Parties

Jewelcor Management, Inc.

Since October 1999, the Company has had an ongoing consulting agreement with Jewelcor Management, Inc. (“JMI”) to assist in developing and implementing a strategic plan for the Company and for other related consulting services as may be agreed upon between JMI and the Company. Seymour Holtzman, who became the Company’s Chairman of the Board on April 11, 2000, is the beneficial holder of approximately 15.8% of the outstanding Common Stock of the Company. He is also the president and chief executive officer, and indirectly, with his wife, the primary shareholder of JMI.

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

SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. The Company plans to adopt SFAS No. 123R using the modified prospective method. Because the Company currently accounts for stock options granted to employees and shares issued under its employee stock purchase plans in accordance with the intrinsic value method permitted under APB Opinion No. 25, no compensation expense is currently recognized.

The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods. However, had the Company adopted SFAS No. 123R in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in the Notes to the Consolidated Financial Statements on Form 10-K for the year ended January 29, 2005. SFAS No. 123R also requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the Consolidated Statement of Cash Flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.

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

10. Commitments and Contingencies

In October 2003, a class action lawsuit was filed against the Company in California Superior Court. The complaint alleged, among other things, that the Company failed to pay overtime compensation and to provide meal and rest breaks to the Company’s California store managers for the period May 14, 2002 through the present. Subsequently, in a lawsuit filed in the United States District Court, Northern District of California, the case was expanded nationwide. The lawsuit seeks unpaid overtime, meal and rest period penalties, waiting time penalties and injunctive relief under the Fair Labor Standards Act (“FLSA”) and the California Labor Code. In the second quarter of fiscal 2005, the Company reached agreement with plantiffs’ counsel to comprehensively settle this matter, which settlement has been preliminary approved by the Court. Absent successful challenge by putative class members to the fairness of the agreement, which is unlikely, the settlement will enter as a final order in February 2006. The Company has accrued for the estimated loss of the settlement, which is not expected to have a material impact on the Company’s financial condition or results of operations.

The Company was part of a class action suit against VISA/Mastercard for past overcharges to its members. During the third quarter of fiscal 2005, the Company recognized income of approximately $700,000 related to this VISA/Mastercard credit card settlement. The $700,000 was included in the Consolidated Statement of Operations for the three and nine month periods ended October 29, 2005 as an offset to selling, general and administrative expenses.

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

BUSINESS SUMMARY

Casual Male Retail Group, Inc. together with its subsidiaries (the “Company”) is the largest specialty retailer of big and tall men’s apparel with retail operations throughout the United States, Canada and London, England. The Company operates 491 Casual Male Big & Tall stores, 13 Casual Male at Sears Canada stores, 23 Rochester Big & Tall stores and a direct to consumer business, which includes a catalog business and two e-commerce sites. The Company is also the exclusive retailer of the Comfort Zone by George Foreman™, GF Sport by George Foreman™ and Signature Collection by George Foreman™.

During the third quarter of fiscal 2005, four of the Company’s Casual Male stores were closed as a result of Hurricanes Katrina, Rita and Wilma. One of the four reopened in November 2005 and the remaining will re-open over the next several months. The hurricanes did not have a material impact on the Company’s financial condition or results of operations for the third quarter of fiscal 2005 and, except to the extent that they may adversely impact overall economic conditions in the United States, the Company does not expect the hurricanes to have a material impact on its financial condition or results of operations for fiscal 2005.

Unless the context indicates otherwise, all references to “we,” “ours,” “our,” “us” and “the Company” refer to Casual Male Retail Group, Inc. and its consolidated subsidiaries. The Company refers to its fiscal years which end on January 28, 2006 and January 29, 2005 as “fiscal 2005” and “fiscal 2004,” respectively.

SUMMARY OF SIGNIFICANT EVENTS

In fiscal 2004, the Company completed the divestiture of its other non-core businesses and for the first time since the Company acquired the Casual Male business in May 2002, operated for the first nine months of fiscal 2005 solely as a big & tall men’s apparel retailer. These operating results for the third quarter and first nine months of fiscal 2005 include the operations of Rochester Big & Tall Clothing (“Rochester”), a 22 store chain with operations in major cities in the United States, as well as a store in London, England, which the Company acquired on October 29, 2004. Because the acquisition did not occur until the end of the third quarter of fiscal 2004, the results for the third quarter and nine months of fiscal 2004 include the results of the Rochester stores for only the last two days of the third quarter.

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

STORE CLOSINGS/DISCONTINUED OPERATIONS

In accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), results of operations for the three and nine months ended October 30, 2004 for the Company’s closed Levi’s®/Dockers® outlet stores have been presented as discontinued operations.

RESULTS OF OPERATIONS

For the three months ended:	October 29, 2005			October 30, 2004
(Dollars in millions)	Big & Tall Business	Other Branded Apparel Business	Total Company	Big & Tall Business	Other Branded Apparel Business	Total Company
Sales	$93.8	—	$93.8	$74.6	$—	$74.6
Gross profit, net of occupancy costs	38.6	—	38.6	30.2	—	30.2
Gross margin rate	41.2%		41.2%	40.5%		40.5%
Selling, general and administrative expenses	36.2	—	36.2	29.3	—	29.3
Depreciation and amortization	3.1	—	3.1	2.4	—	2.4

Operating loss	$(0.7)	—	$(0.7)	$(1.5)	—	$(1.5)

For the nine months ended:	October 29, 2005			October 30, 2004
(Dollars in millions)	Big & Tall Business	Other Branded Apparel Business	Total Company	Big & Tall Business	Other Branded Apparel Business	Total Company
Sales	$291.7	—	$291.7	$234.2	$12.7	$246.9
Gross profit, net of occupancy costs	122.5	—	122.5	96.2	3.9	100.1
Gross margin rate	42.0%		42.0%	41.1%	30.7%	40.5%
Selling, general and administrative expenses	109.9	—	109.9	90.6	4.6	95.2
Depreciation and amortization	9.1	—	9.1	6.6	.6	7.2

Operating income (loss)	$3.5	—	$3.5	$(1.0)	$(1.3)	$(2.3)

Sales

For the third quarter of fiscal 2005, sales, which include e-commerce and catalog businesses, increased 25.7% to $93.8 million as compared to sales of $74.6 million for the third quarter of fiscal 2004. This increase is primarily due to the addition of the Rochester stores which had sales of $17.5 million for the third quarter of fiscal 2005 as compared to last year’s third quarter which included only approximately $500,000, representing two days of sales for the Rochester stores. Comparable store sales, which include stores that have been open for at least one full year, e-commerce and catalog sales, increased 3.7% for the third quarter of fiscal 2005 as compared to the same period of the prior year. Also included in comparable store sales are the comparable store sales results for the Company’s Rochester stores based on their third quarter 2004 results.

For the nine months ended October 29, 2005, total sales increased 18.1% to $291.7 million as compared to $246.9 million for the nine months ended October 30, 2004. Sales for the Company’s Big & Tall business increased 24.6% as compared to the prior year. Similar to the third quarter results, this increase was primarily due to the addition of the Rochester business which had sales of $51.4 million for the nine months ended October 29, 2005. Other Branded Apparel sales for the nine months of fiscal 2004 include sales of $12.7 million from the Company’s Ecko Unltd.® outlet stores which were sold in the second quarter of fiscal 2004. Comparable store sales for the nine months of fiscal 2005 increased 3.1% when compared with the nine months of the prior year.

Sales for the Company’s internet and catalog businesses for the nine months of fiscal 2005 were up 20% as compared to the nine months of fiscal 2004.

Gross Profit Margin

For the third quarter of fiscal 2005, the Company’s gross margin rate, inclusive of occupancy costs, was 41.2%, which was an increase of 0.7 percentage points as compared to a gross margin rate of 40.5% for the third quarter of fiscal 2004. This increase was primarily attributable to improved merchandise margins from the Company’s Casual Male business of approximately 1.1 percentage points over the prior year.

For the nine months ended October 29, 2005, the Company’s gross margin rate was 42.0% as compared to 40.5% for the nine months ended October 30, 2004 of the prior year. This increase of 1.5 percentage points was primarily attributable to improved merchandise margins from the Company’s Casual Male business of approximately 1.5 percentage points over the prior year. These increases in merchandise margins for the third quarter and nine months of fiscal 2005 as compared to the prior year are primarily related to the Company’s enhanced inventory management of its basic versus fashion merchandise which has resulted in overall lower markdowns and clearance inventory.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses as a percentage of sales for the third quarter of fiscal 2005 were 38.6% as compared to 39.2% for the third quarter of fiscal 2004. For the nine months ended October 29, 2005, SG&A expenses were 37.7% of sales compared to 38.6% of sales for the nine months ended October 30, 2004. Although SG&A dollars increased for the third quarter and nine months of fiscal 2005 as compared to fiscal 2004, SG&A expenses as a percent of sales has decreased for both the third quarter and nine month periods as the Company continues to manage its cost base. SG&A expenses for the third quarter of fiscal 2005 include a benefit of $700,000 related to the class action settlement with Visa/Mastercard for past overcharges. SG&A expenses for the third quarter of fiscal 2004 included a benefit of $1.7 million from the reversal of certain accrued liabilities as a result of revised estimates.

Depreciation and Amortization

For the third quarter of fiscal 2005, depreciation and amortization increased approximately $651,000 to $3.1 million as compared to the third quarter of fiscal 2004. For the nine months of fiscal 2005, depreciation and amortization increased $1.9 million to $9.1 million as compared to $7.2 million for the nine months of fiscal 2004. These increases are due to the depreciation expense on new and remodeled stores opened since last year and the addition of the Rochester stores at the end of the third quarter of fiscal 2004.

Other Income, Net

Net other income for the nine months of fiscal 2004 included a gain of approximately $3.1 million related to the Company’s sale of its 50.5% joint venture interest in the Ecko Unltd.® stores to Ecko.Complex, LLC. This gain was offset by approximately $1.9 million of costs incurred in connection with Company’s prepayment of its 12% Senior Subordinated Notes, due 2010, in addition to a write-off of approximately $0.9 million related to previously incurred costs associated with the Company’s intended spin-off of its subsidiary, LP Innovations, Inc. which has been postponed due to lower than expected results of operations.

Interest Expense, Net

Net interest expense was $2.1 million for the third quarter of fiscal 2005 as compared to $1.9 million for the third quarter of fiscal 2004. For the nine months of fiscal 2005, interest expense was $6.1 million as compared to $6.0 million for the nine months of fiscal 2004. These increases in interest expense during the third quarter and nine months of fiscal 2005 as compared to the prior year were due to slightly higher average borrowings. For the nine months of fiscal 2005, the Company’s interest rate was approximately 5.4% on an annualized basis as compared to 5.5% on an annualized basis for the nine months of fiscal 2004.

Discontinued Operations

In accordance with the provisions of SFAS No. 144, the Company’s discontinued operations for the third quarter and nine months of fiscal 2004 reflect the operating results for the Company’s Levi’s®/Dockers® outlet stores which were subsequently closed or sold during fiscal 2004. For more detail on the results of discontinued operations, see Note 5 to the Consolidated Financial Statements.

Income Taxes

At October 29, 2005, the Company had total gross deferred tax assets of approximately $43.6 million, which are fully reserved. These tax assets principally relate to federal net operating loss carryforwards that expire from 2017 through 2024. The ability to reduce the Company’s corresponding valuation allowance of $43.6 million in the future is dependent upon the Company’s ability to achieve sustained taxable income.

Net Loss

For the third quarter of fiscal 2005 the Company had a net loss of $2.8 million, or $0.08 per diluted share, as compared to a net loss of $1.4 million, or $0.04 per diluted share, for the third quarter of fiscal 2004. Included in the results of operations for the third quarter of fiscal 2004 is income from discontinued operations of $2.0 million, or $0.06 per diluted share. For the first nine months of fiscal 2005, the Company had a net loss of $2.7 million, or $0.08 per diluted share, as compared to a net loss of $6.4 million, or $0.18 per diluted share, for the nine months of fiscal 2004. Results for the nine months of fiscal 2004 included income from discontinued operations of $0.9 million, or $0.03 per diluted share.

Inventory

At October 29, 2005, total inventory equaled $107.1 million compared to $122.4 million at October 30, 2004. The decrease in inventory over the prior year is due to approximately $21.0 million related to the closure and divesture in fiscal 2004 of the Company’s Levi’s®/Dockers® outlet stores and its Ecko Unltd.® stores. The Big & Tall apparel stores had an increase in inventory of approximately 5.8%, or $5.7 million, as compared to October 30, 2004 as the Company has increased its core merchandise while significantly reducing its fashion style merchandise. The Company has reduced its seasonally fashion oriented merchandise by approximately 15% as compared to year ago levels. The Company expects that this shift in merchandise mix will lower the Company’s markdown risk while enhancing its core business by maintaining its commitment to in-stock size merchandise.

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

For the first nine months of fiscal 2005, cash used for operating activities was $8.5 million as compared to cash used for operating activities of $4.8 million for the first nine months of fiscal 2004. This increase in cash used for operating activities was primarily due to the increase in inventory levels as a result of strengthening the Company’s core merchandise in preparation for the upcoming holiday season as part of its in-stock size commitment program.

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

At October 29, 2005, the Company had borrowings outstanding under the Amended Credit Facility of $41.7 million and outstanding standby letters of credit of $2.3 million. There were no documentary letters of credit outstanding at October 29, 2005. Average borrowings outstanding under this facility during the first nine months of fiscal 2005 were approximately $28.5 million, resulting in an average unused excess availability of approximately $36.2 million. Unused excess availability at October 29, 2005 was $43.1 million.

Capital Expenditures

The following table sets forth the stores opened and related square footage at October 29, 2005 and October 30, 2004, respectively:

	At October 29, 2005		At October 30, 2004
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
Casual Male Big & Tall retail and outlet stores	491	1,681	496	1,698
Rochester Big & Tall	23	174	22	172
Sears Canada	13	15	13	15
Levi’s®/Dockers® outlet stores	—	—	44	430

Total Stores	527	1,870	537	2,315

Total cash outlays for capital expenditures for the first nine months of fiscal 2005 were $10.7 million as compared to $15.4 million for the first nine months of fiscal 2004. Below is a summary of store openings and closings since January 29, 2005:

	Casual Male	Rochester Big & Tall	Sears Canada	Total stores
At January 29, 2005	492	22	13	527
New outlet stores	2	—	—	2
New retail stores	6	1	—	7
Closed stores	(9)	—	—	(9)

At October 29, 2005	491	23	13	527

Remodels	40	—	—	40

The Company expects that its total capital expenditures for fiscal 2005 will be approximately $14.0 million, of which approximately $5.6 million will relate to store expansion. Included in store expansion are funds to remodel an additional 50 of the Company’s existing Casual Male Big & Tall retail stores at an estimated $35,000 to $45,000 for each location, including store signage and fixtures.

The Company currently plans to open a combination of 8 new Casual Male Big & Tall retail and outlet stores and 2 Rochester Big & Tall stores in fiscal 2005. The Company also plans to close another 7 Casual Male stores by the end of fiscal 2005. These stores represent some of the Company’s lower performing locations and are generally located in higher density markets where the Company has other nearby stores. The impact of closing these stores is expected to improve the profitability of the remaining stores in those markets. Another $7.0 million of the 2005 budget is expected to be used for system infrastructure and upgrades specifically related to the roll-out of the Company’s new point of sale system and its new customer relationship management package, along with funds to integrate the Rochester stores into the Casual Male framework.

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

Interest Rates

The Company utilizes cash from operations and the Amended Credit Facility to fund its working capital needs. The Amended Credit Facility is not used for trading or speculative purposes. In addition, the Company has available letters of credit as sources of financing for its working capital requirements. Borrowings under the Amended Credit Facility, which expires in October 29, 2007, bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”). At October 29, 2005, the Company had outstanding LIBOR contracts with rates ranging from 5.52% to 5.80% and the interest rate on its prime based borrowings was 6.75%. Based upon a sensitivity analysis as of October 29, 2005, assuming average outstanding borrowing during fiscal 2005 of $28.5 million, a 50 basis point increase in the prime based interest rates would have resulted in a potential increase in interest expense of approximately $142,500.

Foreign Currency

The Company’s Sears Canada store locations conduct business in Canadian dollars and the Company’s Rochester Big & Tall Clothing store located in London, England conducts business in British pounds. If the value of the Canadian dollar or the British pound against the U.S. dollar weakens, the revenues and earnings of these stores will be reduced when they are translated to U.S. dollars. Also, the value of these assets translated to U.S. dollars may decline. As of October 29, 2005, sales from the Company’s Sears Canada stores and its London Rochester Big & Tall store were immaterial to consolidated sales. As such, the Company believes that movement in foreign currency exchange rates will not have a material adverse affect on the financial position or results of operations of the Company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 29, 2005. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of October 29, 2005, the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended October 29, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In October 2003, a class action lawsuit was filed against the Company in California Superior Court. The complaint alleged, among other things, that the Company failed to pay overtime compensation and to provide meal and rest breaks to the Company’s California store managers for the period May 14, 2002 through the present. Subsequently, in a lawsuit filed in the United States District Court, Northern District of California, the case was expanded nationwide. The lawsuit seeks unpaid overtime, meal and rest period penalties, waiting time penalties and injunctive relief under the Fair Labor Standards Act (“FLSA”) and the California Labor Code. In the second quarter of fiscal 2005, the Company reached agreement with plantiffs’ counsel to comprehensively settle this matter, which settlement has been preliminary approved by the Court. Absent successful challenge by putative class members to the fairness of the agreement, which is unlikely, the settlement will enter as a final order in February 2006. The Company has accrued for the estimated loss of the settlement, which is not expected to have a material impact on the material impact on the Company’s financial condition or results of operations.

There have been no other material developments in the legal proceedings reported in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on August 8, 2005. The matters submitted to a vote of the Company’s stockholders were (i) the election of eight directors, and (ii) the ratification of Ernst & Young LLP as the independent registered public accounting firm for the Company for the current fiscal year.

(i)	The Company’s stockholders elected eight directors to hold office until the 2006 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The results of the voting were as follows:

Directors	Votes FOR	Votes AGAINST
Seymour Holtzman	29,196,719	282,333

David A. Levin	29,197,544	281,508

Alan S. Bernikow	29,205,638	273,414

Jesse Choper	28,675,537	803,515

James P. Frain	21,754,346	7,724,706

Joseph Pennacchio	28,967,280	511,772

George T. Porter, Jr.	28,967,280	511,772

Robert L. Sockolov	28,904,104	574,951

(ii)	The Company’s stockholders also ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the current fiscal year. The results of the voting were as follows:

Votes FOR	Votes AGAINST	Votes ABSTAINED
29,443,811	32,208	3,033

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain cautionary statements of the Company to be taken into account in conjunction with consideration and review of the Company’s publicly-disseminated documents (including oral statements made by others on behalf of the Company) that include forward-looking information (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 8, 2005, and incorporated herein by reference).*

*	Previously filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.

Date: December 1, 2005	By:	/s/ DENNIS R. HERNREICH
Dennis R. Hernreich
Executive Vice President and Chief Financial Officer