Form 10-K
period 2006-01-28
CASUAL MALE RETAIL GROUP INC
filed 2006-03-31
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2006 (Fiscal 2005)	Commission File Number 0-15898

CASUAL MALE RETAIL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

(781) 828-9300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 30, 2005, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $187.3 million, based on the last reported sale price on that date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily determinative for other purposes.

The registrant had 35,038,632 shares of Common Stock, $0.01 par value, outstanding as of March 29, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III.

CASUAL MALE RETAIL GROUP, INC.

Index to Annual Report on Form 10-K

Year Ended January 28, 2006

PART I.

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Annual Report are generally located in the material set forth under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause our actual results to differ materially from such forward-looking statements, including, without limitation, those risks and uncertainties, set forth under Item 1A, Risk Factors, which begins on page 16 of this report. Readers are encouraged to carefully review these risks and uncertainties.

All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on the Company’s behalf are expressly qualified in their entirety by the foregoing. These forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in its expectations or any change in events, conditions or circumstances in which the forward-looking statement is based.

Item 1. Business

Casual Male Retail Group, Inc. together with our subsidiaries (the “Company”) is the largest specialty retailer of big & tall men’s apparel with retail operations throughout the United States, Canada and London, England. We operate 412 Casual Male XL and Casual Male Big & Tall retail stores, 69 Casual Male Big & Tall outlet stores, 13 Casual Male at Sears Canada stores, 24 Rochester Big & Tall stores and a direct to consumer business, which includes a catalog business and two e-commerce sites. Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Casual Male Retail Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004 as “fiscal 2005”, “fiscal 2004” and “fiscal 2003”, respectively.

History

Our Company was incorporated in the State of Delaware in 1976 under the name Designs, Inc. Until fiscal 1995, we operated exclusively Levi Strauss & Co. branded apparel mall and outlet stores. In fiscal 1995, we began seeing limited growth opportunities with Levi Strauss & Co. and started to embark on several private label diversification strategies.

While implementing these strategies, but with limited opportunity to expand our mature Levi’s®/Dockers® business, in May 2002 we acquired the Casual Male business from Casual Male Corp. at a bankruptcy court-ordered auction. At the time of the acquisition, Casual Male was the largest retailer of men’s clothing in the big & tall market in the United States. As a result of the acquisition and in view of the significance of it to the growth and future identity of our Company, on August 8, 2002 we changed our name to “Casual Male Retail Group, Inc.”

Since May 2002, we have been implementing our strategic turnaround initiatives and our plans to increase profitability to re-position us to become the premier global specialty men’s apparel retailer catering to the big & tall niche market. These efforts included:

•	reducing the high expense base of the Casual Male business;

•	modernizing our information technology and inventory systems;

•	restructuring merchandise assortments to better meet the needs of our target customers;

•	enhancing and growing our catalog and internet businesses;

•	improving our merchandise sourcing; and

•	divesting our under-performing and non-core business segments which included our Levi’s®/Dockers® business and our Ecko Unltd.® business which was completed in fiscal 2004.

To better serve a broader group of our target customers, in fiscal 2004 we acquired Rochester Big & Tall Clothing (“Rochester”). As part of the acquisition, we acquired 22 retail stores, 21 located in major cities in the United States and one in London, England, in addition to a growing catalog and e-commerce business.

Fiscal 2005 Developments

With many of our turnaround initiatives complete, much of our focus in fiscal 2005 was either on growing our customer base by attracting new customers and improving our services to our existing customers, or improving profitability. Over the past year, we have initiated many merchandising, marketing and systems projects, all geared toward achieving these goals.

Re-Branding Initiative

During the third quarter of fiscal 2005, we initiated a re-branding of our full-price Casual Male Big & Tall business to “Casual Male XL” as part of our strategy to remove the stigma associated with “big & tall” so as to appeal to a broader group of our target market, a younger demographic and the smaller and taller market segment of the big & tall market. We plan to accomplish this re-branding by re-engineering the look and feel of our Casual Male brand in all communications, including our store fronts and in-store signage, as well as throughout our catalog and website. We tested this re-branding during the third quarter of fiscal 2005 in six markets, which represented 24 of our stores, and based on the positive performance of these stores during the fourth quarter of fiscal 2005, we expect to continue the re-branding initiative to our remaining Casual Male Big & Tall stores and expect to have all stores converted by June 2006, prior to Father’s Day. We currently do not expect that we will be changing or re-branding our 69 outlet stores during 2006. We expect that total capital costs to re-brand to “Casual Male XL” will be approximately $8.0 million.

Store POS Systems Enhancement

During fiscal 2004, we completed the implementation of our new merchandising and distribution applications, which greatly enhanced our merchandise and inventory management capabilities and enabled more effective and efficient distribution to our stores and customers. In fiscal 2005, we continued with the next phase of our information technology infrastructure plan by completing the rollout of a new point-of-sale (“POS”) system with a state-of-the-art customer relationship management application. This software will enable us to effectively manage and utilize our customer database to micro-manage our store merchandise assortments to optimize the sales performance of our stores and transition our direct-to-consumer business onto the same platform as our retail stores to the benefit of our customers for a seamless multi-channel operation.

Marketing Systems

During fiscal 2005, we installed a new customer relationship management (“CRM”) system into our Casual Male stores, bringing in house the management and maintenance of our customer database. With this system, we have been able to expand our level of communication to our stores. With available pertinent customer information available at the store level, we are able to serve our customers and provide an enhanced shopping experience for them. With the customer database maintained at the corporate office, our Casual Male business has daily results on its direct marketing efforts and has the ability to respond to business immediately. To maximize our communication during a customer’s visit to one of our stores, we are also testing the innovative use of hand-held wireless devices for our sales associates so that the use of a customer’s profile information may be beneficial throughout the customer’s visit and not just at POS. Our Company, in conjunction with NSB, our software provider, is the first to develop and utilize this new customized personal digital assistant, or PDA.

Guaranteed In-Stock Program

With our newly integrated replenishment system in place, we were able to improve our in-stock position on core merchandise during fiscal 2005 which in turn improved our margins. We believe that the ability to manage in-stock positions on key core merchandise such as tee-shirts, polo shirts and jeans is necessary to our success. Our commitment and ability to improve our stock position on core product led us to launch in August 2005 our Guaranteed In-Stock program for our Casual Male business. We now guarantee our customers that for our top 7 styles, representing approximately 19% of our total sales and including our popular George Foreman waist relaxer pant, we will have their size in stock or delivered to their home within 5 days or the merchandise is free. During the fourth quarter of fiscal 2005, we experienced an increase of approximately 25% over the prior year among these items. Since we began this program, less than 1% of the merchandise was not available at the store level and even fewer pieces of merchandise were given away for free.

Sears Canada and Sears US

In fiscal 2004, we opened 13 Casual Male license shops in Sears Canada department stores. During fiscal 2005, we were able to expand on this business relationship by offering our merchandise on Sears.com and Sears.ca, Sears’ Canadian website. We also began distributing a catalog featuring our large size men’s apparel in Canada during fiscal 2005. As a further extension of our relationship with Sears, commencing April 2006, Sears will be distributing to its US customers a co-branded catalog targeted for men’s big & tall clothing. The co-branded catalog will feature selected Casual Male merchandise. For fiscal 2005, the Sears Canada and Sears US business generated sales of approximately $2.3 million. We continue to view this opportunity as a way to enter and test the international big & tall market with relatively low risk and minimum capital.

Global Sourcing

During fiscal 2005, we began development of a direct sourcing program for our private label merchandise. During fiscal 2005, approximately 50% of our merchandise was from our private label product lines, which includes the George Foreman lines, 626 Blue and Harbor Bay. With the strong sales results of our private label merchandise, we anticipate increasing this percentage over the next few fiscal years and believe that our merchandise margins could benefit by between 200 to 300 basis points through a well planned direct sourcing program. Over the next two to three years, we anticipate that up to 50% of our total receipts will be directly sourced internationally. We expect that all channels within both Casual Male and Rochester will benefit from this initiative.

Rochester Integration

When we acquired the Rochester business in the fourth quarter of fiscal 2004, Rochester’s management information systems were outdated and inefficient. During the fourth quarter of fiscal 2005, we successfully completed the conversion of Rochester to our existing Casual Male system platform for all facets of the business, including, but not limited to, merchandise planning and allocation, distributions, logistics and finance. With the exception of merchandising and store operations which is still located in San Francisco, all operations of Rochester are now located at our headquarters in Canton, MA. As a result of this integration, we anticipate an annual cost savings of approximately $4.0 million.

Fiscal 2004 Developments

As a summary, in fiscal 2004 we also made several significant accomplishments toward our business initiatives, such as:

•	Acquisition of Rochester Big & Tall Clothing. In October 2004, we acquired Rochester Big & Tall Clothing. While our Casual Male business focuses on the moderate segment of the big & tall apparel business, Rochester is the only upscale retailer focusing on customers shopping at the high-end price point of the market. This acquisition provided us with an opportunity to increase our market share in the men’s big & tall apparel business and with only 22 retail stores at the time, we believed that there were many opportunities for store, catalog and internet growth.

•	Divesture of its Other Branded Apparel Businesses. In July 2004, we sold our interest in our Ecko Joint Venture to Ecko.Complex, LLC and in November 2004, we completed the wind-down of our Levi’s®/Dockers® business through the sale of 32 of our remaining Levi’s®/Dockers® outlet stores to Hub Holding Corp., an affiliate of Sun Capital Partners, Inc. The completion of these two transactions enabled us to focus our attention solely on our strategic plan to be the premier global operator in the Big & Tall market.

•	Systems Implementation. In July 2004, after extensive planning and testing, we completed its first phase of our information technology infrastructure plan by fully implementing our new merchandising and distribution applications. These new systems greatly enhanced our merchandise and inventory management capabilities, and enabled more effective and efficient distribution to our stores and customers.

•	George Foreman Private Label Line. In Spring 2004, we launched a national marketing campaign introducing our George Foreman clothing collection.

Subsequent Event

Subsequent to year end, on January 30, 2006, we entered into a sale-leaseback transaction with Spirit Finance Corporation, a third party real estate investment trust (“Spirit”). In connection with the transaction, we sold our headquarters and distribution center property to Spirit for $57.0 million. The property consists of a 755,992 gross square foot building located on approximately 27.3 acres in Canton, MA. At the closing on February 1, 2006, we entered into a twenty-year lease agreement with a wholly-owned subsidiary of Spirit whereby we agreed to lease the property back for an annual rent of $4.6 million. See Note N to the Notes to the Consolidated Financial Statements for a complete description of this transaction.

We used the net proceeds from the sale of approximately $56.0 million to reduce outstanding bank debt, including our term loan. We believe that this transaction strengthens our financial position, increases our available liquidity and working capital, enables us to pursue other business opportunities and provides us the ability to further reduce our only significant remaining long-term debt obligation, the outstanding convertible notes. As opportunities arise in the future, we may repurchase additional convertible notes.

Our Business

We are a multi-channel retailer offering high quality apparel for the big & tall customer. We offer our merchandise to customers through diverse selling and marketing channels, including over 412 retail stores, which operate under the names “Casual Male XL” and “Casual Male Big & Tall”, 69 outlet stores operating under the name “Casual Male Big & Tall Outlet”, 24 retail stores operating under the name “Rochester Big & Tall”, 13 Sears Canada stores and our growing catalogs and e-commerce sites. The Casual Male customer is a consumer of primarily moderately priced branded and private label casual sportswear and dresswear. The Rochester customer is a consumer of fine quality, designer and branded menswear, priced at exceptional value and supported with excellent customer service.

Industry

The NPD Group, a leading marketing information provider, estimates that the men’s big & tall apparel market, which includes pants with a waist size 42” and greater, as well as tops sized 1X and greater, generates approximately $5.5 billion to $6.0 billion in sales annually. This highly fragmented market represents approximately 13% of the overall men’s apparel business. Growth in this segment has been driven by rapidly changing market demographics. In fiscal 2002, 64% of U.S. adults were overweight or obese, up from 56% six years prior. Additionally, in 2004, 49 states classified 15% or more of their total adult population as obese, versus four states in 1991. Moreover, 29 states classified 20% or more of their total adult population as obese. According to the Center for Disease Control, the rate of obesity for the under-30 age group is growing faster than any other segment of the population. These statistics suggest that there is a significant gap between the market share of the big & tall apparel market and the overall percentage of the population classified as obese.

The men’s big & tall apparel market is currently served by a variety of retailers, including department stores, mass merchandisers and specialty stores. These stores typically offer a limited assortment of sizes and styles. By offering the widest selection of sizes and styles, we have continued to gain significant market share. Furthermore, we have significant opportunities to grow our market share by better serving the various market segments of our overall target market by executing our merchandising, marketing and systems initiatives and strategies tailored to catering to these market segments.

Multi-Channel Retailer

Our strategy is to appeal to all of our customers by providing multiple convenient ways to shop. The Casual Male and Rochester customer is often a destination shopper when it comes to purchasing apparel for himself. For customers that are somewhat uncomfortable in a traditional shopping environment, we offer them the opportunity to shop through our catalogs and e-commerce sites.

Casual Male XL and Casual Male Big & Tall retail stores. At January 28, 2006, we operated 412 Casual Male XL and Casual Male Big & Tall full-price retail stores, located primarily in strip centers, power centers or stand-alone locations. These stores target the middle-income customer seeking good quality at moderate prices. These stores offer a broad selection of basic sportswear, other casual apparel, dress wear, accessories as well as a full collection of our exclusive George Foreman collections. The average Casual Male store is approximately 3,470 square feet and has approximately $182 in sales per square foot annually.

Casual Male Big & Tall outlet stores. At January 28, 2006, we operated 69 Casual Male Big & Tall outlet stores designed to offer a wide range of casual clothing for the big & tall customer at prices that are generally 20-25% lower than those offered at our retail stores. Most of the merchandise in the outlet stores is offered with the purchasing interests of the value-oriented customer in mind. Approximately 20% of the merchandise in the outlet stores originates from the retail stores and serves as a distribution channel for clearance and other slow moving inventory. The average Casual Male outlet store is approximately 3,106 square feet and has approximately $170 in sales per square foot annually.

Rochester Big & Tall retail stores. At January 28, 2006, we operated 24 Rochester Big & Tall retail stores, located in major cities through the United States and one store in London England. Rochester operates under three different store formats; 21 Rochester Big & Tall stores, 2 Rochester Sport stores and one California Big & Tall Outlet store. The Rochester Big & Tall stores provide the customer with high end merchandise from well recognized brands. The average Rochester store is approximately 7,667 square feet and has approximately $330 in sales per square foot annually.

Casual Male at Sears Canada stores. At January 28, 2006, we operated 13 Casual Male stores located within Sears Canada stores. The average Sears Canada Casual Male store is approximately 1,160 square feet and has approximately $115 in sales per square foot annually.

For fiscal 2006, we intend to open 7 new Casual Male stores and expect to close 7 existing Casual Male stores as their respective leases expire. We also plan to open 4 new Rochester Big & Tall retail stores.

During fiscal 2004, we implemented a remodeling program to update between 300 to 350 of our aging Casual Male Big & Tall retail stores over a twenty four month period. The remodeling program includes replacing carpeting, repainting the store and otherwise repairing parts of the store, where needed. In addition, certain stores received updated fixtures and signage to maintain consistent presentation standards. During fiscal 2005, we completed the remodel of 40 of our Casual Male Big & Tall retail stores, for a total of 198 stores remodeled since fiscal 2004. To date, the average cost to remodel these stores approximated $40,000 per store. We anticipate that we will remodel an additional 15 to 20 stores in fiscal 2006.

Catalogs. Our Casual Male Big & Tall catalog offers an assortment of merchandise similar to what is available in the stores, but also offers a broader selection of brands, styles and sizes. We expect that we will change the catalog title to Casual Male XL starting in April 2006 as part our re-branding initiative. During fiscal 2005, we issued 19 editions of our Casual Male Big & Tall catalog and circulated a total of 7.9 million catalogs. In fiscal 2006, we again intend to issue 19 editions with a circulation of 10.3 million catalogs, with the intention of pursuing prospecting activity as well as drive multi-channel sales.

In fiscal 2005, we introduced the Premier catalog focusing on extended lines of national designer brands carried in the Casual Male Big & Tall catalog. The Premier catalog offers increased assortments in Cutter & Buck, Axis, Polo Ralph Lauren, Calvin Klein and other national brands. We issued 5 editions of the Premier catalog with a circulation of 0.5 million catalogs in fiscal 2005 and expect to issue a similar number in fiscal 2006.

As part of the Rochester acquisition, we also acquired the “Rochester Big & Tall” catalog business. Because there are currently only 24 Rochester Big & Tall retail locations, which may not be accessible for many of our Rochester customers, Rochester’s catalog business is a significant portion of our Rochester business. The catalog offers an assortment of clothing that is similar to what can found in our retail stores, with a broader selection in most cases. During fiscal 2005, we issued 18 editions of the Rochester Big & Tall catalog with a circulation of 4.0 million. In 2006, we plan to issue 16 editions of the Rochester Big & Tall catalog with a circulation of 4.4 million.

As an extension of our 13 licensed shops opened in fiscal 2004 in Sears Canada department stores, we placed 12 pages in the Sears Canada 2006 Spring book which has a circulation of 4.2 million. We will also participate in two additional Sears Canada catalogs in fiscal 2006 with 12 page inserts and expected circulations of 4.2 million. The 12 page inserts offer an assortment of proprietary Casual Male merchandise.

In Spring 2005, we began participating in the Sears.com website which provided us with another opportunity to grow our e-commerce business. The Sears.com website offers a targeted selection of Casual Male merchandise exclusive of designer brands.

In Spring 2006, we will launch a co-branded catalog with Sears US. We plan to participate in the issuance of 14 editions with a circulation of 1.9 million catalogs. The co-branded catalog will offer an assortment of clothing similar to our Casual Male catalog with approximately 15% of the assortment purchased specifically for the Sears customer.

In-bound calls and order fulfillment for our catalogs are currently handled at its distribution center. See “Distribution” below.

E-Commerce. We currently have two e-commerce websites: www.casualmale.com and www.rochesterclothing.com.

The Casual Male site offers substantially the same merchandise as is offered in our Casual Male and Premier catalogs. The Rochester website offers substantially the same merchandise as offered in our Rochester stores and catalog. We currently process and fulfill orders from both our websites through our distribution center. We see the internet as a significant growth opportunity. During fiscal 2005, the Casual Male website had a sales increase of 42%, which followed a 57% increase from the prior year. In 2005, the Rochester website had a sales increase of 24%. An NPD Group study completed in 2005 found that the big & tall customer often crosses channels to find the clothing they need and want. The study found that approximately 33% of big & tall customers shop online for their clothing, as compared to 21% of regular sized men. Likewise, the big & tall customer’s rate of catalog shopping is nearly double that for men who do not require special sizes.

On March 1, 2005, we acquired the domain name www.bigandtall.com. This site will be integrated with both the Casual Male and Rochester websites and is expected to generate additional traffic. We anticipate that our e-commerce websites will continue to grow and we continue to explore other business opportunities and relationships.

Merchandise

Casual Male Business. The Casual Male stores offer an extensive selection of quality sportswear, dress clothing and footwear for the big & tall male customer at moderate prices. Over 50% of the Casual Male merchandise is basic or fashion-neutral items, such as jeans, casual slacks, tee-shirts, polo shirts, dress shirts and suit separates. The Casual Male customer is primarily interested in comfort and fit, more so than price. As such, Casual Male’s clothing has features specifically designed for our customer, such as waist-relaxer pants, stretch belts, zipper ties, wide band socks, neck-relaxer shirts and clothing with comfort-stretch technology and reinforced stress points. Independent tests have shown that our merchandise is among the highest in quality of all major brands.

Our Comfort Zone by George Foreman™ continues to perform strongly, representing approximately 23% of our total revenues for fiscal 2005. Comfort, fit and technology are the driving force behind the creation of the George Foreman apparel line. Offering exclusive features that provide comfort and performance combined with uncompromising style, now big & tall men can find casualwear and dresswear that fits their lifestyle. Comfort Zone by George Foreman™ apparel features Casual Male comfort technologies with our patented Neck-Relaxer shirt, Waist-Relaxer pants, Jacket-Relaxer suit separates and Dry-Action wicking polo. We intend to continue exploring other assortment additions to the George Foreman apparel line depending on performance and adaptation of existing assortments to include comfort zone features.

During fiscal 2005, we introduced a new private label line, 626 Blue-Vintage Surplus (“626 Blue”), which is targeted toward a younger customer. With the average age of our customer currently being 39 years of age, one of our long-term objectives is to draw a younger customer into our stores. The introduction of 626 Blue introduces a younger lifestyle look that caters to a broader market, one influenced by Abercrombie & Fitch and American Eagle. Our 626 Blue merchandise is comprised of premium washed denim, casual wovens and tee-shirts. This private label line had great success during since its release this year and we plan to increase our inventory position for Spring 2006. Traditionally, we have not had a back-to-school business; however, with the addition of 626 Blue we are looking to attract the younger big & tall customer during this popular selling season.

In the fall of 2006, we expect to introduce SYNRGY, a private label product targeting the customer looking for a contemporary look. The merchandise will be similar in inspiration to Perry Ellis Portfolio or Calvin Klein’s sportwear line. We also plan to test in selected northern store locations our new Rugged Outdoor line in Fall 2006. Rugged Outdoor will be an extension of our already successful Harbor Bay outerwear merchandise. In addition to outerwear, this new line will also feature henleys, quilted flannels, screen tee-shirts, woven shirts and fleece and will be similar in inspiration to Timberland and Columbia Sportswear.

In addition, we carry several well-known brands of merchandise representing approximately 35% of our merchandise mix. We carry a wide range of well-known brand name merchandise including, Polo Ralph Lauren,

Nautica, Izod, Polo Jeans Co., Nautica Jeans Co., Perry Ellis Portfolio®, Geoffrey Beene®, Sean John®, Sketchers®, Levi’s®, Dockers®, Calvin Klein, Reebok® and others.

Our stores are merchandised to showcase entire outfits by lifestyle, including traditional, functional active, young men’s, dresswear and contemporary. This format allows us to merchandise key items and seasonal goods in prominent displays, makes coordinating outfits easier for the customer and encourages multi-item purchases. This lifestyle layout also allows us to better manage store space in each market to target local demographics. Stores are clustered to meet the demographic needs of customers by climate and ethnicity. The key item strategy is also fully integrated by lifestyle, allowing us to focus on merchandise presentation and offer our customers a compelling value proposition. By taking advantage of volume purchasing discounts, we are able to promote these key items across the entire chain without sacrificing gross margins.

The introduction of these aforementioned private label brands together with the traditional well-known brands will enable us to better cater to the various market segments of our overall target market. Our research has shown that we need to appeal to a variety of customers within the big & tall market in our efforts to become the selection of choice among big & tall men.

Rochester Business. Our Rochester Big & Tall stores carry a broad selection of quality apparel, at higher price points, from well-know branded manufacturers such as Polo Ralph Lauren, Burberry, Ermenegildo Zegna, Robert Talbott, Tommy Bahama, Axis, Cutter & Buck and Versace Classic. The Rochester customer is able to find a wide range of apparel from casual activewear to dressy suits. These stores cater to the customer, offering a personal shopper-type experience, with experienced staff that have a strong knowledge of the merchandise and services such as on-site tailoring.

The Rochester business does not currently benefit from a strong private brand program of its own. With the support of our direct sourcing program, we will introduce two private brands specifically for our Rochester customers. Rochester 1906™ will be targeted as a classic traditional line offering in Fall 2006 sportswear and loungewear and in Spring 2006 dress shirts. Castagne™ is positioned as a more contemporary sportswear line. Both proprietary private brands will feature the highest quality fabrications, details and construction. By the end of fiscal 2007, we believe that up to 20% of Rochester’s merchandise assortments will be from our private label merchandise.

Marketing and Advertising

Our marketing department creates and implements a wide variety of national, regional and local advertising, direct marketing and sales promotion programs. These direct mail and e-mail programs are designed to increase sales and customer awareness of the Casual Male and Rochester brand names. A strong component to the marketing budget is direct mail campaigns to Casual Male and Rochester customer databases. Approximately 70% of all sales were captured in our customer database in fiscal 2005. This allows continuous communication with our customers both for promotional events as well as relationship programs such as the birthday club and new customer programs. We maintain the largest customer database of purchasers of big & tall clothing. In addition, local store marketing activities occur on a regular basis and include store opening events and in-store promotion programs.

In fiscal 2005, we continued our “Reactivation” direct mail programs which we started in fiscal 2004. These programs are geared toward customers who have not recently shopped one of our Casual Male stores and might not be familiar with the broad selection of well-known brands that the stores offer. The results were positive, generating over 200,000 former customers to visit Casual Male and purchase merchandise. In fiscal 2006, we plan to continue running these reactivation programs to drive traffic into the stores.

In fiscal 2004, Casual Male conducted consumer research to measure big & tall customer perceptions of its then current name – Casual Male Big & Tall. It was learned that the brand name had many negative meanings, especially among younger, smaller waist and taller target customers. New names and logos were tested. As a result, the brand was repositioned as Casual Male XL. In addition to new signs and store façade graphics, numerous visual displays were added to the interior, including life size mannequins displaying the George Foreman and, Harbor Bay private label brands, brightly painted orange cash wraps areas, special lighting and wall vignettes. Because these changes are so dramatic, we selected six representative markets, with a total of 25 stores, to test the new concept to be sure that the benefits of these changes would be maximized. The developmental test began in September 2005. All advertising, catalogs and web site were changed to support this test of this new brand in these markets. Based on consistent positive results, all stores, catalogs and website will be changed to Casual Male XL by Father’s Day 2006.

Commencing in late 2004 with completion in Fall 2005, we installed a new customer relationship management (“CRM”) system, allowing us to expand our level of communication, and making available pertinent customer information at the store level, with the goal of servicing the customer better. With the customer database maintained at the corporate office, our Casual Male business has daily results on its direct marking efforts and has the ability to respond to business immediately. These responses are progressively more efficient due to measured controlled sales tests applied to every mailing. The same CRM system and unified database will be installed throughout our Rochester business in Spring 2006. Our Company, in conjunction with NSB, our software partner, is the first to develop and utilize a new customized personal digital assistant, or PDA, allowing this customer profile information to be portable on the sales floor to assist through the entire sales process. This PDA solution is being tested in select stores during Spring 2006 with a potential chain rollout in Fall 2006.

We are currently testing two different loyalty programs for our customers, the goal of which is to have a million customers involved in the program by the end of December 2006. We believe that these efforts can lead to new customers as well as a more loyal customer base. Our sales associates now have an array of information available about their customers. Through the CRM real-time database, our sales associates are able to access valuable information on each customer’s buying patterns, preferences and sizes.

In fiscal 2006, we are planning to significantly reduce the number of pricing promotions due to its ineffectiveness relative to cost and, instead, we intend to include in our “contact plans” to our customers, through direct mail (although 20% less frequently), more overall branded communications sharing with our customers the advantages of shopping with us and educating our customers about the Comfort Zone features of our product and the lifestyle merchandise offerings during important seasonal transition periods of the year.

Based on controlled sales tests of outside customer lists in fiscal 2005, during prime selling periods in fiscal 2006, we will be mailing to prospective retail and catalog customers not already on our customer database. During fall 2005, internet developments attracted new customers and fueled a 33% growth of unique visitors to casualmale.com. Search engine optimization included several internal site improvements. Search engine marketing efforts were more systematic keyword bidding, ad placements and a new affiliate partner relationship. Through various new marketing initiatives, we will be targeting new customers in all three channels – retail, catalog and internet.

Advertising and marketing costs for all channels of our businesses represented approximately 6.8% of our total revenue for fiscal 2005. This includes creating and distributing 16.6 million catalogs, over 25 million retail direct mail pieces and all in-store signage for our 481 Casual Male stores and 24 Rochester stores, as well as supporting e-commerce efforts. Although we are slowly reducing (20% reduction expected in fiscal 2006) our direct mail campaigns to the most relevant selling periods during the year, we expect our advertising and marketing costs to approximate 7.0% during fiscal 2006 as we have increased our catalog prospecting for new customers, planned for the chain-wide loyalty program, as well as further mass media testing during the Father’s Day selling period. We intend that our marketing efforts will become more effective at connecting with our customers without the unnecessary gross margin expense of costly promotional pricing programs.

Competition

Our business faces competition from a variety of sources, including department stores, other specialty stores, discount and off-price retailers, as well as other retailers that sell big & tall merchandise. While we have successfully competed on the basis of merchandise selection, favorable pricing, customer service and desirable store locations, there can be no assurances that other retailers will not adopt purchasing and marketing concepts similar to ours. In addition, discount retailers with significant buying power, such as Wal-Mart, J.C. Penny and Target, represent a source of competition for us.

The United States men’s big & tall apparel market is highly competitive with many national and regional department stores, specialty apparel retailers, single market operators and discount stores offering a broad range of apparel products similar to us. Besides retail competitors, we consider any casual apparel manufacturer operating in outlet malls throughout the United States to be a competitor in the casual apparel market. We believe that we are the only national operator of apparel stores focused on the men’s big & tall market, the next largest specialty retailer being Dahle’s, which operates 17 stores, primarily in markets where we do not operate stores.

The catalog business has several competitors, including the King Size Catalog (which is owned by Redcats USA, a wholly owned subsidiary of Pinault-Printemps-Redoute, SA of France ) and J.C. Penny’s Big & Tall Collection catalog.

Distribution

All of our distribution operations are centralized in our headquarters and distribution center located in Canton, Massachusetts.

We believe that having one centralized distribution facility minimizes the delivered cost of merchandise and maximizes the in-stock position of our stores. We believe that the centralized distribution system enables our stores to maximize selling space by reducing necessary levels of back-room stock carried in each store. In addition, the distribution center provides order fulfillment services for our e-commerce and catalog businesses.

Since 2003, we have partnered with United Parcel Services (“UPS”) which has improved our distribution methods and also has reduced our shipping costs as a result of not having to use third party trucking companies. By utilizing UPS, we are able to track all deliveries from the warehouse to our individual stores, including the status of in-transit shipments.

In fiscal 2004, we implemented Manhattan Associates’ PKMS warehousing application for our distribution center systems, which has significantly streamlined our distribution processes, enhanced our in-transit times, and significantly reduced our distribution costs. In addition, we have slightly altered our distribution strategy as it relates to seasonal merchandise to allow for replenishment of styles at the color and size level which has optimized sales opportunities and minimized our end of season clearance markdowns. This seasonal merchandise distribution strategy requires significantly higher volume of individual piece processing, a more costly distribution method in contrast to carton handling. However, in conjunction with the installation of a more efficient PKMS warehousing application, we have also updated our processes in order to optimize the new system capabilities in areas such as receiving, cross-dock handling, put-away, and picking which will include the use of scanning equipment. Accordingly, in spite of the shift in distribution strategy to include the more costly piece replenishment, our distribution costs have and are expected to decrease as a result of the new systems and the adoption of updated process flows.

By the end of fiscal 2005, we were able to integrate our Rochester business to these enhanced warehousing systems and new merchandising infrastructure, which will benefit this business in fiscal 2006. Prior to our acquisition, the Rochester stores received a significant portion of their merchandise as drop-shipments from various vendors and were only receiving deliveries approximately once a month, resulting in frequent out-of-stock positions and poor inventory management.

Management Information Systems

Since our acquisition of the Casual Male business in May 2002, one of our primary goals has been to upgrade and enhance legacy systems with best practice applications to enable substantial operating efficiencies. At the time of the acquisition, our Casual Male business operated primarily on an IBM mainframe platform. The mainframe-based system included an internally supported enterprise retail system and a human resource/payroll application. Our then-existing e-commerce/catalog fulfillment infrastructure operated on a Hewlett-Packard environment on software from Ecometry, and the remainder of its business operated on an IBM AS/400 platform. At the time of the acquisition, our financial systems were supported by a client server environment.

Presently, our management information systems consist of a full range of retail merchandising and financial systems which include merchandise planning and reporting, distribution center processing, inventory allocation, sales reporting, and financial processing and reporting. Our system integration project has been completed. Our Casual Male business operates primarily on an IBM AS/400 platform, with the e-commerce/catalog business on the HP environment. We utilize Lawson Financial Systems for all of our financial operations. Our management team now has several tools with which to manage the business on a consolidated level in a more efficient and effective manner. During fiscal 2003, we implemented the JDA E3 Advanced Replenishment system for the Casual Male business. This system was integrated with the existing Casual Male business mainframe platform in an effort to improve sales opportunities and better manage inventories of basic merchandise. One of the other important achievements of these system upgrades is that we have built into our infrastructure the ability and capacity to process significantly more transactions more efficiently than with the previous processing.

During fiscal 2004, we completed the systems integration work to upgrade our merchandising systems to the JDA Portfolio Solutions, specifically the MMS Merchandise Management System, E3 Advanced Replenishment, Retail Ideas Data Warehouse, and Arthur Merchandise Planning and Advanced Allocation systems. In addition, we also converted our distribution system to Manhattan Associates’ PKMS distribution system. To implement these initiatives, we spent roughly $14.0 million since the acquisition, primarily on system enhancement, implementation and maintenance. With the systems fully implemented, we expect to be able to improve sales, better manage inventory levels and streamline operations by:

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

During fiscal 2005, we completed the next phase of our plan, which included upgrading to a state-of-the-art POS and register system in all of its Casual Male store locations. Currently, all of our stores have POS terminals supplied by IBM. The Casual Male business is supported by a POS business application provided by NSB Group. The POS applications capture daily transaction information by item, color and size. We utilize barcode technology in tracking sales, inventory and pricing information. Communication between our corporate headquarters and all of our stores is facilitated on a daily basis through the use of an electronic mail system. This new system includes a multitude of features including Customer Relationship Management (“CRM”) tools that will enable us to track customer buying habits and provide us with the ability to target customers with specific offers and promotions. In March 2004, we signed a license agreement with NSB Group for its Connected Retailer® Store and Customer Relationship Management Solutions. The rollout of this project to our stores was completed during the summer of 2005 at a cost of approximately $6.5 million.

Our merchandising management systems are updated daily with all store transactions and provide daily sales, inventory, pricing and merchandise information and management reports to assist us in operating its retail business. Our merchandising system applications also facilitate the placement and tracking of purchase orders and utilize EDI technology. We evaluate this information, together with weekly reports on merchandise statistics, prior to making decisions regarding reorders of fast-selling items and the allocation of merchandise.

When acquired, our Rochester business was being supported by AS/400 applications that were over 20 years old. During the fourth quarter of fiscal 2005, we completed the conversion of our 24 Rochester stores to the existing Casual Male system environment.

For fiscal 2006, and subsequently, the focus of MIS will be towards further upgrading our web sites to support more advanced features and functionality, upgrading our replenishment systems to incorporate JDA’s latest enhancements to the application, supporting marketing in implementing new programs and investigating and moving towards an innovative store assortment planning application to optimize our markets throughout the country.

We utilize a Microsoft 2000 Server / Windows 2000 Desktop environment running on a local area network to communicate and work-share within our headquarters. We also utilize the services of Ceridian, an outside payroll-processing provider, to prepare, distribute and report our weekly payroll.

LP Innovations, Inc.

LP Innovations, Inc. (“LPI”), an 85% owned subsidiary of our Company, which we acquired in May 2002 as part of our Casual Male acquisition, is a national provider of loss prevention solutions to companies in the retail industry. LPI’s loss prevention services include in-store audits, employee investigations, employee training and awareness, and mystery shop programs. Through LPI’s subsidiary, Securex LLC (“Securex”), LPI also sells and installs security equipment and alarm and security central monitoring, allowing LPI to provide a comprehensive loss prevention solution to its clients.

LPI’s clients have historically included small, mid-sized and large retail chains in the specialty, grocery, apparel, office supplies, footwear and numerous other segments of the retail industry. LPI currently has approximately 45 loss prevention retail clients representing over 4,600 retail locations being serviced with a fully outsourced loss prevention solution. In excess of 85% of these retail clients are under contract for LPI’s full outsource loss prevention services. The remaining balance of the retail clients have contracted for individual services, such as in-store audits or in-store employee investigation. For fiscal year 2005, LPI generated total revenues of approximately $10.3 million and a net loss of approximately $591,000. Loss prevention services generated revenues of approximately $6.3 million, or 61.3% of LPI’s total revenues, with the remaining $4.0 million generated by Securex. Included in LPI’s total revenues of $10.3 million are revenues of $1.5 million generated by services provided to us by LPI, or 14.6% of total revenues. Such intercompany transactions between LPI and the Company are eliminated for purposes of consolidation.

Seasonality

Consistent with the retail industry, our business is seasonal, traditionally generating the largest volume of sales during the Father’s Day selling season in June and the Christmas selling season in December. The Casual Male outlet business traditionally generate the largest volume of its sales during the back-to-school selling season in August and the Christmas selling season in December. The majority of our operating income is generated in the fourth quarter as a result of the impact of the Christmas selling season.

Trademarks/Trademark License Agreements

We own several servicemarks and trademarks relating to our Casual Male business, including Casual Male® and “Casual Male Big & Tall®”, “Casual Male XL™”, “Rochester Big & Tall™”, “Rochester Sport™”, “Harbor Bay®”, “GF Sport By George Foreman™”, “Comfort Zone by George Foreman™”, “George Foreman Signature Collection™”, “Signature Collection By George Foreman™”, “Synrgy”, “Rochester 1906” and “Castagne”. We also have a U.S. patent for an extendable collar system, which is marketed as “Neck Relaxer™.”

Employees

As of January 28, 2006, we employed approximately 2,770 associates, of whom 1,693 were full-time personnel. We hire additional temporary employees during the peak Fall and Holiday seasons. None of our employees are represented by any collective bargaining agreement.

Available Information

Our corporate website is www.cmrginc.com. We make available, free of charge, through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we have electronically filed such material with, or furnished such materials to, the Securities and Exchange Commission. The SEC maintains an internet site that contains reports, proxy and information statements, and other information for issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A. Risk Factors

The following discussion identifies certain important factors that could affect our financial position, our actual results of operations, and our actions and could cause our financial position, results of operations, and our actions to differ materially from any forward-looking statements made by or on behalf of this Company. Other factors, which are not identified herein, could also have such an effect.

The following risk factors are all of the important factors of which we are aware that could cause actual results, performance or achievements to differ materially from those expressed in any of our forward-looking statements. We operate in a continually changing business environment and new risk factors emerge from time to time. Other unknown or unpredictable factors also could have material adverse effects on our future results, performance or achievements. We cannot assure you that projected results or events will be achieved or will occur.

Risks Related to Our Company and Our Industry

We may not be successful in growing our market share.

A large part of our growth has resulted from our acquisition of the Casual Male business from Casual Male Corp. in May 2002 and our acquisition of Rochester Big & Tall Clothing in October 2004 and the increased sales volume and profitability provided by these acquisitions. We believe that our current level of stores is sufficient to sustain our business and we are not dependent on adding new stores to increase our sales volume and profitability. However, for us to be successful in the future and maintain growth, we must be able to continue increasing our market share within the big & tall industry. Our growth is dependent on us being successful in attracting new target customers into our stores, catalogs and e-commerce sites. We can not assure you that our strategic plans will be successful in attracting customers and growing our market share.

Our business is highly competitive, and competitive factors may reduce our revenues and profit margins.

The United States men’s big and tall apparel market is highly competitive with many national and regional department stores, specialty apparel retailers and discount stores offering a broad range of apparel products similar to the products that we sell. Besides retail competitors, we consider any manufacturer of big & tall merchandise operating in outlet malls throughout the United States to be a competitor. It is also possible that another competitor, either a mass merchant or a men’s specialty store or specialty apparel catalog, could gain market share in men’s big & tall apparel due to more favorable pricing, locations, brand and fashion assortment and size availability. The presence in the marketplace of various fashion trends and the limited availability of shelf space also can affect competition. We may not be able to compete successfully with our competitors in the future and could lose brand recognition and market share. A significant loss of market share would adversely affect our revenues and results of operations.

We may be unable to successfully predict fashion trends and customer preferences.

Customer tastes and fashion trends are volatile and tend to change rapidly. Our success depends in large part upon our ability to effectively predict and respond to changing fashion tastes and consumer demands and to translate market trends to appropriate saleable product offerings. If we are unable to successfully predict or respond to changing styles or trends and misjudge the market for products or any new product lines, our sales will be lower and we may be faced with a substantial amount of unsold inventory or missed opportunities. In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess, slow-moving inventory, which would decrease our revenues and margins. In addition, the failure to satisfy consumer demand could have serious longer-term consequences, such as an adverse impact on our brand value and the loss of market share to our competitors.

Our sales will decline if we do not successfully advertise and market our products.

Our business is directly affected by the success or failure of our advertising and promotional efforts and those of our vendors. Future advertising efforts by us, our vendors or our other licensors may be costly and may not result in increased sales. If we were to undertake a major advertising campaign without success, then our failure to realize any revenues from our advertising and promotional expenditures, together with the possible adverse impact on our brand value and loss of market share, would have a negative impact upon our revenues. In either case, increased costs and decreased margins, accompanied by static or decreased revenues, would cause a decline in our results of operations.

Our success significantly depends on our key personnel and our ability to attract and retain additional personnel.

Our future success is dependent on the personal efforts, performance and abilities of our key management. For example, the loss of the services of David Levin, our President and Chief Executive Officer, or Dennis Hernreich, our Chief Operating Officer and Chief Financial Officer, each of whom is an integral part of our daily operations and are primary decision makers in all our important operating matters, could significantly impact our business until adequate replacements can be identified and put in place. The loss of any of our senior management may result in a loss of organizational focus, poor operating execution, an inability to identify and execute potential strategic initiatives, an impairment in our ability to identify new store locations, and an inability to consummate possible acquisitions.

These adverse results could, among other things, reduce potential revenues, prevent us from diversifying our product lines and geographic concentrations, and expose us to downturns in our markets. The competition is intense for the type of highly skilled individuals with relevant industry experience that we require and we may not be able to attract and retain new employees of the caliber needed to achieve our objectives.

The loss of, or disruption in, our centralized distribution center could negatively impact our business and operations.

All merchandise for our stores is received into our centralized distribution center in Canton, Massachusetts, where the inventory is then processed, sorted and shipped to our stores. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. Although we believe that our receiving and distribution process is efficient and well positioned to support our strategic plans, we cannot assure you that events beyond our control, such as disruptions in operations due to fire or other catastrophic events, employee matters or shipping problems, would not result in delays in the delivery of merchandise to our stores.

With all of our management information systems centralized in our corporate headquarters, any disruption or destruction of our system infrastructure would materially affect our business. This type of disaster is mitigated by our offsite stores and disaster recovery plans, but we would still incur business interruption which could impact our business for several weeks.

Although we maintain business interruption and property insurance, we cannot assure you that our insurance will be sufficient, or that insurance proceeds will be timely paid to us, in the event our distribution center is shut down for any reason or if we incur higher costs and longer lead times in connection with a distribution at our distribution center.

We are dependent on third parties for the manufacture of the merchandise we sell.

We do not own or operate any manufacturing facilities and are therefore entirely dependent on third parties for the manufacture of the merchandise we sell. Without adequate supplies of merchandise to sell to our customers in the merchandise styles and fashions demanded by our particular customer base, sales would decrease materially and our business would suffer. Furthermore, approximately 60% of our merchandise is branded merchandise made specifically for Casual Male and our customers. In the event that manufacturers are unable or unwilling to ship products to us in a timely manner or continue to manufacture products for us, we would have to rely on other current manufacturing sources or identify and qualify new manufacturers. We might not be able to identify or qualify such manufacturers for existing or new products in a timely manner and such manufacturers might not allocate sufficient capacity to us in order to meet our requirements. Our inability to secure adequate and timely supplies of private label merchandise would negatively impact proper inventory levels, sales and gross margin rates, and ultimately our results of operations.

In addition, even if our current manufacturers continue to manufacture our products, they may not maintain adequate controls with respect to product specifications and quality and may not continue to produce products that are consistent with our standards. If we are forced to rely on products of inferior quality, then our brand recognition and customer satisfaction would likely suffer. These manufacturers may also increase the cost to us of the products we purchase from them.

If our suppliers increase our costs, our margins may be adversely affected.

Should we experience significant unanticipated demand, we will be required to significantly expand our access to manufacturing, both from current and new manufacturing sources. If such additional manufacturing capacity is not available on terms as favorable as those obtained from current sources, then our revenues or margins, or both, will suffer.

In addition, a significant portion of our merchandise is directly imported from other countries, and U.S. domestic suppliers who source their goods from other countries supply most of our remaining merchandise. In the event that commercial transportation is curtailed or substantially delayed, we may not be able to maintain adequate inventory levels of important merchandise levels on a consistent basis, which would negatively impact our sales and potentially erode the confidence of our customer base, leading to further loss of sales and an adverse impact on our results of operations.

In extreme circumstances, it may be necessary to close less productive stores so as to consolidate important merchandise categories into our most productive stores, which would severely impact our results of operations and cash flow.

Our business may be adversely affected by economic and foreign issues abroad.

Over the past year, we have been working toward developing a global sourcing program to support our growing proprietary branded merchandise. Economic and civil unrest in areas of the world where we source such merchandise, as well as shipping and dockage issues could adversely impact the availability and cost of such merchandise. Political instability, the financial instability of our suppliers, merchandise quality issues, trade restrictions, tariffs, currency exchange rates, transport capacity and costs, inflation and other factors relating to foreign trade are beyond our control. In the event of disruptions or delays in deliveries due to economic or political conditions in foreign countries, such disruptions or delays could adversely affect our results of operations unless and until alternative supply arrangements could be made. These and other issues affecting our suppliers could adversely affect our business and financial performance.

The loss of any of our key trademarks or licenses could adversely affect demand for our products.

We own and use a number of trademarks and operate under several trademark license agreements. We believe that these trademarks have significant value and are instrumental in our ability to create and sustain demand for and to market our products. We cannot assure you that these trademarks and licensing agreements will remain in effect and enforceable or that any license agreements, upon expiration, can be renewed on acceptable terms or at all. In addition, any future disputes concerning these trademarks and licenses may cause us to incur significant litigation costs or force us to suspend use of the disputed trademarks.

Our business is seasonal and is affected by general economic conditions.

Like most other retail businesses, our business is seasonal. Historically, over 30% of our net sales have been made and approximately 70% of our operating income has been generated during November, December and January. Like other retail businesses, our operations may be negatively affected by local, regional or national economic conditions, such as levels of disposable consumer income, consumer debt, interest rates and consumer confidence. Any economic downturn might cause consumers to reduce their spending, which could negatively affect our sales. A sustained economic downturn would likely have an adverse affect on our results of operations.

We face greater challenges in managing several brands in multiple channels of distribution.

Several retailers have had problems executing a corporate strategy aimed at operating multiple brands in multiple channels. We have expertise in the outlet channel of distribution, but our acquisition of Casual Male caused us to conduct operations in the specialty store and internet channels of distribution. We are now also responsible for all aspects of brand management with respect to the Casual Male brand and the Rochester brand, including advertising and promotion, and the servicing and merchandising of private label merchandise. Under our current operating model, this function is mostly the responsibility of the branded manufacturer. If the managing of multiple brands within multiple channels is poorly executed, we will not achieve our expected level of profitability, and could ultimately be compelled to eliminate the multiple brand strategy so that the organization may focus on a single brand strategy.

Acts of terrorism or a catastrophic event could negatively impact our operating results and financial condition.

Unforeseen events, including war, terrorism and other international conflicts, public health issues, and natural disasters such as earthquakes, hurricanes or other adverse weather and climate conditions, whether occurring in the U.S. or abroad, could disrupt our operations, or the operations of our vendors and other suppliers, or result in political or economic instability.

The continued threat of terrorism and heightened security measures in response to an act of terrorism may disrupt commerce and undermine consumer confidence which could negatively impact our sales by causing consumer spending to decline. Furthermore, an act of terrorism or war, or the threat thereof, could negatively impact our business by interfering with our ability to obtain merchandise from vendors or substitute suppliers at similar costs in a timely manner.

During the third quarter of fiscal 2005, four of our Casual Male stores were closed as a result of Hurricanes Katrina, Rita and Wilma. One of the four reopened in November 2005 and we expect to re-open the remaining stores during fiscal 2006. The hurricanes did not have a material impact on our financial condition or results of operations for fiscal 2005, and are not expected to have a material impact on our financial condition or results of operations for fiscal 2006. Our property coverage and business interruption insurance mitigated the losses we incurred during fiscal 2005.

Risks Related to Our Corporate Structure and Stock

Our stock price has been and may continue to be extremely volatile due to many factors.

The market price of our common stock has fluctuated in the past and may increase or decrease rapidly in the future depending on news announcements and changes in general market conditions. Between January 31, 2003 and March 15, 2006, the closing price of our common stock ranged from a low of $1.95 per share to a high of $10.56 per share. The following factors, among others, may cause significant fluctuations in our stock price:

•	news announcements regarding quarterly or annual results of operations;

•	monthly comparable store sales;

•	acquisitions;

•	competitive developments;

•	litigation affecting us; or

•	market views as to the prospects of the retail industry generally.

Rights of our stockholders may be negatively affected if we issue any of the shares of preferred stock which our Board of Directors has authorized for issuance.

We have available for issuance 1,000,000 shares of preferred stock, par value $.01 per share. Our Board of Directors is authorized to issue any or all of this preferred stock, in one or more series, without any further action on the part of stockholders. The rights of our stockholders may be negatively affected if we issue a series of preferred stock in the future that has preference over our common stock with respect to the payment of dividends or distribution upon our liquidation, dissolution or winding up.

State laws and our certificate of incorporation may inhibit potential acquisition bids that could be beneficial to our stockholders.

We are subject to certain provisions of Delaware law, which could also delay or make more difficult a merger, tender offer or proxy contest involving us. In particular, Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in certain business combinations with any interested stockholder for a period of three years unless specific conditions are met. In addition, certain provisions of Delaware law could have the effect of delaying, deferring or preventing a change in control of us, including, without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock. The provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

Conversion of the Company’s convertible notes could result in dilution to holders of our common stock.

If the holders of the Company’s $94.7 million of convertible notes due 2024 convert such notes, we would be required to issue to such holders approximately 8.9 million additional shares of common stock, which would result in dilution to holders of our common stock. During the fourth quarter of fiscal 2005, we bought back approximately $5.3 million of these 2024 convertible notes.

Substantial leverage and debt service obligations may adversely affect our cash flow.

At January 28, 2006, we had approximately $104.5 million of long-term indebtedness. We may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We may also obtain additional long-term debt, working capital lines of credit and lease lines and borrow additional amounts under our existing credit facility.

Our substantial leverage could have significant negative consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	placing us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate offices and distribution center are located at 555 Turnpike Street in Canton, Massachusetts. The facility is located on 27.3 acres of land and at January 28, 2006 was owned by Designs Canton Property Corp., a wholly owned subsidiary of Designs Canton Holdings, Inc., which is an indirect wholly owned consolidated subsidiary of the Company. We acquired the property as part of our Casual Male acquisition in May 2002 and until January 20, 2006 the property was subject to a mortgage, which was secured by the real estate and the buildings. On January 20, 2006, we paid $10.0 million to prepay the mortgage. This prepayment included a prepayment penalty of $1.2 million which we recorded in our Consolidated Results of Operations for the fourth quarter of fiscal 2005. The building contains 755,992 square feet, which includes approximately 150,000 square feet of office space.

As discussed under Item 1. Business, subsequent to the end of fiscal 2005, on January 30, 2006, we entered into a sale-leaseback transaction whereby we sold this property to Spirit, a third party, for $57.0 million and on February 1, 2006, as part of the closing, we entered into a twenty-year lease agreement with a wholly-owned subsidiary of Spirit whereby we agreed to lease the property back for an annual rent of $4.6 million.

As of January 28, 2006, we operated 412 Casual Male XL and Casual Male Big & Tall retail stores, 69 Casual Male Big & Tall outlet stores, and 24 Rochester Big & Tall retail stores. All of these stores are leased by us directly from shopping center owners. The store leases are generally five years in length and contain renewal options extending their terms to between 5 and 10 years. Following this discussion is a listing by state of all store locations open at January 28, 2006.

Sites for store expansion are selected on the basis of several factors intended to maximize the exposure of each store our target customers. These factors include the demographic profile of the area in which the site is located, the types of stores and other retailers in the area, the location of the store within the center and the attractiveness of the store layout. We also utilize financial models to project the profitability of each location using assumptions such as the center’s sales per square foot averages, estimated occupancy costs and return on investment requirements. We believe that our selection of locations enables our stores to attract customers from the general shopping traffic and to generate our own customers from surrounding areas.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures.”

Store locations by State at January 28, 2006

Casual Male XL and Casual Male Big & Tall Retail and Outlet stores (Outlets denoted by an asterisk)

Alabama

Foley*

Hoover

Huntsville

Mobile

Montgomery

Arizona

Chandler

Mesa

Phoenix (3)

Tempe*

Tucson (2)

Arkansas

Ft. Smith

Jonesboro

Little Rock

California

Bakersfield

Camarillo*

Commerce

Culver City

Daly City

Downey

Dublin

El Cajon

Emeryville

Escondido

Folsom*

Fremont

Fresno

Fullerton

Gilroy*

Glendale

Laguna Hills

Lake Elsinore*

Lakewood

Lawndale

Long Beach

Los Altos

Los Angeles

Modesto

Northridge

Ontario*

Orange

Oxnard

Palmdale

Palm Desert

Pasadena

Pleasant Hill

Riverside

Roseville

Sacramento (2)

Salinas

San Bernardino

San Diego

California, cont.

San Francisco

San Jose (2)

San Leandro

Santa Ana

Santa Clara

Santa Rosa

Stockton

Temecula

Tracy*

Tulare

Upland

Vacaville*

Valencia

Victorville

West Covina

Woodland Hills

Colorado

Castle Rock*

Colorado Springs

Glendale

Littleton

Lone Tree

Loveland*

Westminster

Connecticut

Danbury

East Haven

Fairfield

Groton

Hamden

Manchester

Milford

Waterbury

West Hartford

Westbrook*

Wethersfield

Delaware

Dover

Reboboth Beach*

Wilmington

Florida

Altamonte Springs

Boca Raton

Boynton Beach

Brandon

Daytona Beach

Fort Lauderdale

Ft. Myers

Gainesville

Hialeah

Jacksonville

Lakeland

Largo

Lauderdale Lakes

Florida, cont.

Miami

No. Miami Beach

Ocala

Orange Park

Orlando (2)

Pembroke Pines

Pensacola

Pompano Beach

Sarasota

St. Augustine*

Stuart

Tampa (1)

Vero Beach*

West Palm Beach

Georgia

Alpharetta

Augusta

Calhoun*

Commerce*

Duluth

Kennesaw

Lake Park*

Morrow

Savannah

Smyrna

Stone Mountain

Illinois

Bloomingdale

Bloomington

Champaign

Chicago (3)

Evergreen Park

Fairview Heights

Gurnee*

Harwood Heights

Hodgkins

Hometown

Joliet

Lansing

Matteson

Melrose Park

Naperville

Niles

North Riverside

Oakbrook Terrace

Orland Park

Peoria

Rockford

Schaumburg

Skokie

Springfield

St. Charles

Vernon Hills

Indiana

Edinburgh*

Evansville

Fort Wayne

Greenwood

Indianapolis (3)

Lafayette

Merrillville

Michigan City*

Mishawaka

Muncie

Iowa

Davenport

Marion

Williamsburg*

Kansas

Olathe*

Overland Park

Topeka

Wichita

Kentucky

Bowling Green

Florence

Lexington

Louisville (2)

Louisiana

Baton Rouge

Bossier City*

Gonzales*

Lafayette

Metairie

Maine

Bangor

Kittery*

South Portland

Maryland

Annapolis

Baltimore (1)

Columbia

District Heights

E. Baltimore

Frederick

Glen Burnie

Greenbelt

Hagerstown*

Largo

Towson

Rockville

Waldorf

Massachusetts

Boston

Burlington

Dedham

Massachusetts cont.

Framingham

Hanover

Hyannis

Medford

North Attleboro

North Dartmouth

Saugus

Shrewsbury

Tyngsboro

West Springfield

Wrentham*

Michigan

Allen Park

Ann Arbor

Battle Creek

Birch Run*

Dearborn

Flint*

Grand Rapids

Howell*

Lansing

Lanthrup Village

Madison Heights

Monroe*

Novi (Detroit)

Portage

Port Huron*

Redford Township

Roseville

Saginaw

Southfield

Southgate

Utica

Warren

Waterford

Westland

Minnesota

Albertville*

Blaine

Burnsville

Duluth

Maplewood

Richfield

Roseville

West St. Paul

Woodbury

Mississippi

Jackson

Missouri

Chesterfield

Columbia

Independence

Kansas City

Richmond Heights

Casual Male XL and Casual Male Big & Tall Retail and Outlet stores, continued

Missouri cont.

St. Ana

St. Louis

St. Peters

Springfield

Branson*

Osage Beach*

Warrentown*

Nebraska

Lincoln

Omaha (3)

New Hampshire

Salem

Manchester

Tilton*

New Jersey

Bloomfield

Cherry Hill

Deptford

E. Brunswick

East Rutherford

Eatontown

Hazlet

Jackson*

Lawrenceville

Linden

May’s Landing

Menlo Park

Paramus

Riverton

Secaucus

Somerville

Succasunna

Toms River

Totowa

Union

West Berlin

New Mexico

Albuquerque (2)

Nevada

Henderson

Las Vegas (2)

Reno

New York

Albany

Bayshore L.I.

Bronx (2)

Brooklyn (3)

Camillus

Carle Place

Centerreach

Cheektowaga

Elmhurst

Greenburgh

Irondequoit

Johnson City

New York cont.

Lake George*

Massapequa

Nanuet

New York

Niagara Falls*

Northport

Patchogue

Poughkeepsie

Riverhead*

Rochester

Staten Island

Syracuse

Tonawanda

Valley Stream

Victor

Waterloo*

Yonkers

North Carolina

Asheville

Burlington*

Charlotte

Fayetteville

Greensboro

Greenville

Pineville

Raleigh

Smithfield*

Wilmington

Winston-Salem

North Dakota

Fargo

Ohio

Akron

Boardman

Burbank*

Canton

Cincinnati

Columbus (5)*

Fairlawn

Jeffersonville*

Mansfield

Mentor

Miamisburg (2)

Niles

North Olmsted

North Randall

Springdale

Toledo

Trotwood

Oklahoma

Oklahoma City (2)

Tulsa

Oregon

Beaverton

Eugene

Lincoln City*

Oregon cont.

Portland

Salem

Pennsylvania

Altoona

Erie

Franklin Mills

Gettysburg*

Greensburg

Grove City*

Harrisburg

King Of Prussia

Lancaster*

Langhorne

Monroeville

Philadelphia (5)*

Pittsburgh (2)

Scranton

Springfield

Tannersville

West Mifflin

Whitehall

Wilkes Barre

Willow Grove

Wyomissing

York

Rhode Island

Warwick

South Carolina

Anderson

Charleston

Columbia (2)*

Florence

Gaffney*

Greenville

Myrtle Beach*

Spartanburg

South Dakota

Sioux Falls

Tennessee

Antioch

Chattanooga

Jackson

Knoxville

Lakeland*

Madison

Memphis (2)

Pigeon Forge*

Texas

Amarillo

Arlington

Austin

Conroe*

Corpus Christi

Dallas (2)

El Paso

Texas cont.

Fort Worth

Hillsboro*

Houston (5)

Humble

Hurst

Irving

Laredo

Lewisville

Lubbock

Mesquite

Midland

Pasadena

Plano

San Antonio (3)

San Marcos*

Selma

Shenandoah

Sunset Valley

Tyler

Waco

Webster

Vermont

S. Burlington

Virginia

Alexandria

Charlottesville

Fairfax

Fredericksburg

Hampton

Lightfoot*

Manassas

Norfolk

Richmond (2)

Roanoke

Sterling

Virginia Beach

Woodbridge*

Washington

Auburn*

Bellevue

Lynnwood

Seattle

Spokane

Tacoma

Tukwila

Wisconsin

Brookfield

Brown Deer

Grand Chute

Green Bay

Greenfield

Johnson Creek*

Kenosha*

Madison

Mosinee*

West Virginia

Barboursville

South Charleston

Rochester Big & Tall stores

Southwest

Phoenix, AR

Beverley Hills, CA

Costa Mesa, CA

Fresno, CA

Sacremento, CA

San Francisco (2), CA

San Jose, CA

San Mateo, CA

Walnut Creek, CA

Las Vegas , NV

Dallas, TX

Houston, TX

Southeast

Aventura, FL

Atlanta, GA

Boca Raton, FL

Washington D.C.

North

Chicago, IL

Boston, MA

Manhasset, NY

New York, NY

Seattle, WA

Southfield, MI

International

London, England

Sears Canada Stores

Alberta

Calgary—Downtown

Calgary—14th Ave

Calgary—South Centre

Edmonton—Kingsway

Edmonton—Southgate

British Columbia

Vancouver

Ontario

Kitchener

Windsor

Pickering

London

Toronto

Etobicoke

Scarbough

Item 3. Legal Proceedings

We are subject to various legal proceedings and claims that may arise in the ordinary course of business. We believe that the resolution of these matters will not have an adverse impact on our results of operations or our financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2005.

PART II.

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed for trading on the NASDAQ National Market under the symbol “CMRG.”

The following table sets forth, for the periods indicated, the high and low per share closing sales prices for the Common Stock, as reported on the Nasdaq consolidated reporting system.

Fiscal Year Ended January 29, 2005	High	Low
First Quarter	$10.57	$6.36
Second Quarter	9.95	5.92
Third Quarter	6.50	4.89
Fourth Quarter	5.77	4.32

Fiscal Year Ended January 28, 2006	High	Low
First Quarter	$7.60	$5.19
Second Quarter	7.87	6.41
Third Quarter	7.44	5.29
Fourth Quarter	7.36	5.75

For the period January 29, 2006 through March 15, 2006	High	Low
	$9.40	$7.15

As of March 15, 2006, based upon data provided by independent shareholder communication services and the transfer agent for the Common Stock, there were approximately 248 holders of record of Common Stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agent, but does include each such broker or clearing agency as one record holder.

We have not paid and do not anticipate paying cash dividends on our Common Stock. In addition, financial covenants in our loan agreement may restrict dividend payments. For a description of these financial covenants see Note C to the Notes to the Consolidated Financial Statements.

Item 6. Selected Financial Data

Selected Financial Data—Historical Results

	Fiscal Years Ended (1),(2)
	January 28, 2006 (Fiscal 2005)		January 29, 2005 (Fiscal 2004)(3)		January 31, 2004 (Fiscal 2003)(3)		February 1, 2003 (Fiscal 2002)(3)		February 2, 2002 (Fiscal 2001)(3)
	(In millions, except per share, weighted average shares and operating data)
INCOME STATEMENT DATA:
Sales	$421.4		$365.0		$339.3		$247.6		$—
Gross profit, net of occupancy costs	182.2		150.4		140.2		104.8		—
Selling, general and administrative	151.9		132.5		115.6		80.3		—
Provision for impairment of assets, store closings and severance	—		—		—		5.1	(8)	—
Depreciation and amortization	12.7		9.9		7.5		6.1		—

Operating income	17.6		8.0		17.1		13.3		—
Other (income) expense, net	1.0	(4)	(0.3	)(6)	14.1	(7)	—
Interest expense, net	8.6		8.0		11.2		9.1		—

Income (loss) from continuing operations before minority interest and taxes	8.0		0.3		(8.2)		4.2		—
Less: minority interest	—		(0.7)		0.3		0.2		—
Provision (benefit) for income taxes	(2.8	)(5)	—		—		8.0	(8)	—

Income (loss) from continuing operations	$10.8		$1.0		$(8.5)		$(4.0)		$—
Income (loss) from discontinued operations	—		0.5	(6)	(3.6	)(7)	(34.8	)(8)	(7.9	)(9)

Net income (loss)	$10.8		$1.5		$(12.1)		$(38.8)		$(7.9)

Income (loss) per share from continuing operations—basic	$0.31		$0.03		$(0.24)		$(0.16)		$—
Income (loss) per share from continuing operations—diluted	$0.30		$0.03		$(0.24)		$(0.16)		$—

Net income (loss) per share—basic	$0.31		$0.04		$(0.34)		$(1.54)		$(0.54)
Net income (loss) per share—diluted	$0.30		$0.04		$(0.34)		$(1.54)		$(0.54)

Weighted average shares outstanding:
for net income (loss) per share—basic	34,306		34,511		35,702		25,117		14,486
for net income (loss) per share—diluted	35,860		36,733		35,702		25,117		14,486

BALANCE SHEET DATA:
Working capital	$33.3		$22.2		$48.4		$(4.0)		$13.3
Inventories	91.5		79.9		98.7		103.2		57.7
Property and equipment, net	51.3		74.7		68.3		64.1		20.9
Total assets	283.8		267.8		272.7		266.9		90.9
Long term debt	95.4		117.8		122.4		51.0		—
Stockholders’ equity	89.2		77.0		80.8		91.1		42.4

OPERATING DATA:
Net sales per square foot	$195		$171		$179		$183		$195
Number of stores open at fiscal year end	518		527		560		556		102

(1)	Our fiscal year is a 52 or 53 week period ending on the Saturday closest to January 31.
(2)	The results for fiscal 2004 include the effect, since October 30, 2004, of the acquisition of Rochester Big & Tall Clothing. The results for fiscal 2002 include the effect, since May 14, 2002, of the acquisition of Casual Male Corporation and certain of its subsidiaries.
(3)	In fiscal 2004, we completed the closure of our Levi’s®/Dockers® business through the sale of 32 stores and the closure of the remaining 26 stores. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have shown the results of our Levi’s®/Dockers® business for all periods as discontinued operations. Accordingly, certain prior-year amounts on the Income Statement Data have been reclassified to discontinued operations to conform to the current-year presentation. Since our business consisted only of the Levi’s®/Dockers® business in fiscal 2001 there were no continuing operations on a restated basis for that fiscal year.

(4)	The results for fiscal 2005 include other expense of $1.0 million related to a $1.2 prepayment penalty associated with the early repayment of our mortgage on our corporate headquarters offset partially by income of $0.2 million of bond discount, net of the write-off of deferred financing costs, recognized on the early prepayment of $5.3 million of our convertible notes due 2024.
(5)	In the fourth quarter of fiscal 2005, we recognized an income tax benefit of $2.8 million associated with the reversal of $3.1 million of our valuation allowance. This benefit was partially offset by $0.3 million in tax provisions. For a discussion of the valuation allowance reversal, see Note D to the Notes to the Consolidated Financial Statements.
(6)	The results for fiscal 2004 include other income of $0.3 million related to the $3.1 million gain on our sale of our 50.5% interest in the Ecko Unltd.® stores to Ecko.Complex, LLC, offset partially by approximately $1.9 million of costs incurred in the second quarter of fiscal 2004 related to our prepayment of our 12% Senior Subordinated Notes, due 2010, in addition to a write-off of approximately $0.9 million related to previously incurred costs associated with our intended spin-off of our subsidiary LP Innovations, Inc. which was postponed in fiscal 2004. Discontinued operations for fiscal 2004 include a gain of $1.2 million recognized from the sale of our 32 Levi’s®/Dockers® outlet stores and reversal of approximately $2.5 million of restructuring reserves associated with these stores.
(7)	The results for fiscal 2003 include a charge of approximately $14.1 million, primarily related to the write-off of costs and prepayment penalties incurred in connection with our prepayment of our long-term debt. Included in discontinued operations for fiscal 2003 is the reversal of $646,000 of restructuring liabilities related to excess reserves established for landlord settlements.
(8)	The results for fiscal 2002 include $33.3 million in charges taken in the second and fourth quarters of fiscal 2002 related to the downsizing of the Levi’s® and Dockers® business, the integration of Casual Male and the exiting of our Candies® outlet store business. Of the $33.3 million in charges, approximately $28.2 million is included as part of discontinued operations. As a result of the restructuring and its impact on our operating profitability, results for fiscal 2002 also included a non-cash charge of $8.0 million to further reduce the carrying value of certain deferred tax assets.
(9)	Included in discontinued operations for fiscal 2001 is a special non-cash charge of $8.1 million recorded by us in the fourth quarter of fiscal 2001 to reduce the carrying value of certain deferred tax assets. Due to the general weakness of the economy during fiscal 2001, which resulted in reduced earnings as compared to the prior year, the full realizability of certain tax assets could not be assured. Accordingly, we established additional reserves against those assets.

Selected 5 Year Financial Data for the Big & Tall Apparel Business

The following table provides historical financial information for the Big & Tall Apparel Business for the past five fiscal years, and includes the operating results from our Casual Male business and since October 29, 2004, the operating results of Rochester. Information for our Casual Male business prior to May 14, 2002 is according to the financial records of Casual Male Corp., the predecessor company.

	Fiscal Years Ended
	January 28, 2006 (Fiscal 2005)	January 29, 2005 (Fiscal 2004)	January 31, 2004 (Fiscal 2003)	February 1, 2003 (Fiscal 2002)(1)	February 2, 2002 (Fiscal 2001)(1)
	(in millions, except store count)
OPERATING INCOME:
Sales	$421.4	$352.4	$319.2	$329.2	$332.4
Gross profit, net of occupancy costs	182.2	146.5	132.5	140.1	142.3
Selling, general and administrative	151.3	127.9	109.3	116.0	123.3
Depreciation and amortization	12.9	9.2	6.7	8.5	7.4

Operating income	$18.0	$9.4	$16.5	$15.6	$11.6

Store count	518	527	481	467	473

(1)	In August 2001, Casual Male Corp. initiated a store-closing plan in conjunction with its bankruptcy proceedings. We have excluded the operating results, if any, of these store closings for Fiscal 2002 and Fiscal 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

As noted above, this Annual Report on Form 10-K, including, without limitation, this Item 7, contains “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation those risks and uncertainties set forth in Item 1A, Risk Factors which you are encouraged to read. The following discussion and analysis of our financial condition and results of operations should be read in light of those risks and uncertainties and in conjunction with our accompanying Consolidated Financial Statements and Notes thereto.

Executive Overview

Summary

Fiscal 2005 marks the first year since we acquired the Casual Male business in May 2002 that we have operated solely as a big & tall men’s apparel retailer. By the end of fiscal 2004, we had completed the divestiture of our other non-core businesses which included our Levi’s®/Dockers® business and our Ecko Unltd.® business.

Our objective since acquiring the Casual Male business in fiscal 2002 has been to become the premier retailer in the big & tall industry by (1) improving upon operating efficiencies with lower operating costs and replacement of Casual Male’s antiquated systemic infrastructure, (2) updating Casual Male’s merchandise assortments with a balanced mix of branded and private label merchandise addressing the wardrobe needs of its niche consumer base and (3) divesting our other businesses to enable strategic focus towards the our core business.

With our system enhancements complete, we are now able to market our merchandise to a variety of target customer market segments, both geographically by store and by lifestyle. Over the past year, we have been able to identify, through statistical clustering, our key customer groups, their demographics and their purchasing habits. With the access to this type of information, we have been able to improve upon our merchandising strategies, resulting in continued sales growth and margin improvements. We have posted nine quarters of consecutive comparable store sales increases and continue to see substantial growth in our catalog and e-commerce business.

When we acquired the Rochester business in fiscal 2004, the business was being supported by AS/400 applications that were over 20 years old. During the fourth quarter of fiscal 2005, we successfully completed the conversion of our Rochester business to our Casual Male system environment. We expect that our Rochester business will benefit from this system conversion, similarly to Casual Male, both financially and operationally during fiscal 2006.

Overall, fiscal 2005 was a pivotal year for us. With many of our initiatives complete, we started to see the anticipated benefits emerge. Our sales growth was strong and steady, with gross margins continuing to improve as we balanced our inventory mix between branded versus private label and fashion versus core merchandise. Our operating income for the year showed an improvement of 125% over fiscal 2004, which is attributable to not only our sales and gross margin performance but also to our continued cost control, which showed improvement as a percentage of sales as compared to fiscal 2004.

As discussed below, subsequent to year end, we entered in to a sale-leaseback transaction which significantly benefited our balance sheet position by increasing our average liquidity and adding flexibility for the potential uses of our future free cash flow. With the completion of this transaction, we have eliminated much of our long term debt with the exception of our remaining convertible notes, repaid all amounts outstanding under our credit facility and reduced our expected interest costs to approximately $4.5 -$5.0 million for fiscal 2006. As opportunities arise in the future, we may repurchase additional convertible notes. See “Liquidity and Capital Resources” below for a complete discussion.

Subsequent Event

Subsequent to year end, on January 30, 2006, we entered into a sale-leaseback transaction with Spirit Finance Corporation, a third-party real estate investment trust (“Spirit”). In connection with the transaction, we sold our headquarters and distribution center property to Spirit for $57.0 million. The property consists of a 755,992 gross square foot building located on approximately 27.3 acres in Canton, MA. At the closing on February 1, 2006, we then entered into a twenty-year lease agreement with a wholly-owned subsidiary of Spirit whereby we agreed to lease the property back for an annual rent of $4.6 million. See Note N to the Notes to the Consolidated Financial Statements for a complete description of this transaction. In the first quarter of fiscal 2006, we will realize a gain of approximately $29.3 million on the sale of this property, which will be deferred and amortized over the initial 20 years of the related lease agreement. Accordingly, our annual rent of $4.6 million will be offset by $1.5 million related to the amortization of this deferred gain.

We used the net proceeds from the sale of approximately $56.0 million to reduce outstanding bank debt, including our term loan. During the fourth quarter of fiscal 2005, we repaid our existing mortgage on the property and repurchased a portion of our outstanding convertible notes due 2024 with borrowings from our credit facility. Subsequent to fiscal 2005, we used the remaining proceeds from the sale-leaseback to repay in full borrowings outstanding on our credit facility. We incurred an approximate $1.2 million pre-payment penalty associated with the prepayment of our mortgage, which we recorded in the fourth quarter of fiscal 2005. In addition, during the fourth quarter of fiscal 2005, we recognized a gain from the repurchase of our convertible notes related to the discount on the notes of approximately $0.4 million offset by the write-off of $0.2 million for deferred financing costs.

Store Closings/Discontinued Operations

In accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), our results of operations for fiscal 2004 and fiscal 2003 for the Levi’s®/Dockers® stores that closed over the past three fiscal years are presented as discontinued operations. The discontinued operations of these stores include related write-downs for the impairment of assets and costs to liquidate inventory.

Segment Reporting

Since the Casual Male acquisition in May 2002 through the end of fiscal 2004, we operated our business under two reportable store segments: (i) the Big & Tall Apparel business and (ii) Other Branded Apparel businesses. However, with the completion of the closure of our Levi’s®/Dockers® business and the sale of our Ecko joint venture interest, we completely exited all operations of our Other Branded Apparel business by the end of fiscal 2004. As a result, beginning in fiscal 2005 we began reporting our operations as one reportable segment, Big & Tall Men’s Apparel, which consists of the our Casual Male and Rochester businesses.

Results of Operations

The following discussion includes the results of operations for our Big & Tall Apparel business which is comprised of our Casual Male business and, since October 30, 2004, our Rochester business, as well as our catalog and e-commerce businesses. Results for fiscal 2004 and fiscal 2003 include our Other Branded Apparel business which consisted of our Ecko Unltd.® outlet stores which we operated pursuant to a joint venture with Ecko.Complex, LLC (“Ecko”) until July 30, 2004.

For the fiscal year:	Fiscal 2005			Fiscal 2004			Fiscal 2003
	Big & Tall Apparel business	Other Branded Apparel business	Total	Big & Tall Apparel business	Other Branded Apparel business	Total	Big & Tall Apparel business	Other Branded Apparel business	Total
	(in millions)
Sales	$421.4	—	$421.4	$352.4	$12.6	$365.0	$319.2	$20.1	$339.3

Gross margin	182.2	—	182.2	146.5	3.9	150.4	132.5	7.7	140.2
Gross margin rate	43.3%		43.3%	41.6%	31.0%	41.2%	41.5%	37.8%	41.3%

Selling, general and administrative	151.9	—	151.9	127.9	4.6	132.5	109.3	6.3	115.6
Depreciation and amortization	12.7	—	12.7	9.2	0.7	9.9	6.7	0.8	7.5

Operating income	$17.6	—	$17.6	$9.4	$(1.4)	$8.0	$16.5	$0.6	$17.1

Sales. Sales for fiscal 2005 were $421.4 million as compared to $365.0 million in fiscal 2004. The majority of the increase related to the Big & Tall Apparel business which had an increase of $69.0 million, which was partially offset by $12.6 million of revenue from fiscal 2004 as a result of the divested Other Apparel Business. The increase in the Big & Tall Apparel business of $69.0 million was primarily due to an increase of $54.9 million in sales from our Rochester business due to a full year of revenue in fiscal 2005. The Rochester stores were acquired in October 2004 and therefore did not have a full year of revenue in fiscal 2004. Included in sales for fiscal 2005 is income of $1.2 million related to our initial recognition of gift card breakage. Gift card breakage is income recognized for a portion of non-redeemed gift cards sold by us for which a liability was recorded in prior periods but where the likelihood of redemption by the customer is remote. Also contributing to our sales growth in fiscal 2005 was a total company comparable store sale increase of 4.6%, with the fourth quarter marking our ninth consecutive quarter of positive comparable store sale increases. Our e-commerce and catalog businesses continued to perform strongly during fiscal 2005, representing a combined increase of 18% as compared to the prior year.

Over the past two fiscal years, we added several branded apparel lines to our merchandise mix. We believe that the introduction of these well-known brands helped stimulate traffic into our stores. Given that, over the same period, we have also continued to see considerable growth among our own private label lines, contributing strongly to both our sales and margin in fiscal 2005. With the benefit our recently upgraded merchandising systems we have been able to better manage our in-stock positions and allocations throughout the chain on a micro level, responding to each store’s specific merchandise needs.

Sales for fiscal 2004 were $365.0 million as compared to $339.3 million in fiscal 2003. The increase of $25.7 million was due to the addition of the Rochester business which contributed $21.1 million to total sales in fiscal 2004 and a comparable store sales increase for fiscal 2004 of 4.4%. This increase was partially offset by a decrease of $7.5 million in our Other Branded Apparel business due to the sale of the Ecko Unltd.® outlet stores in the second quarter of fiscal 2004. Our e-commerce business increased more than 55% in fiscal 2004, which was in addition to a similar increase in fiscal 2003.

Comparable store sales for all periods include our retail stores that have been open for at least one full fiscal year together with our e-commerce and catalog sales. It also includes the Rochester stores, since the date of acquisition of October 30, 2004, against their respective same store base for each of the prior years as if we owned the stores since February 1, 2003.

Gross Margin. Gross margin rate for fiscal 2005 was 43.3% as compared to 41.2% for fiscal 2004 and 41.3% for fiscal 2003. The increase of 1.7 percentage points for our Big & Tall apparel business was due to a 1.8 percentage point increase in merchandise margins offset slightly by a 0.1 percentage point increase in occupancy costs. The 1.8 percentage point increase in merchandise margins for fiscal 2005 was primarily the result of our enhanced inventory management of our core basic merchandise versus our fashion merchandise. By maintaining in-stock positions on our core merchandise, we have been able to improve initial margins and reduce our levels of markdowns and clearance inventory.

The gross margin rate for fiscal 2004 was slightly higher than fiscal 2003 as a result of a stable merchandise margin for the Casual Male business and the addition of the Rochester stores, which have slightly higher gross margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) as a percentage of sales for fiscal 2005, 2004 and 2003 were 36.1%, 36.3% and 34.1%, respectively. Although SG&A dollars for fiscal 2005 increased as compared to fiscal 2004, SG&A expenses as a percentage of sales decreased as we continue to manage our expense base. The majority of the increase in SG&A dollars can be attributed to the annualized expenses for Rochester, because fiscal 2004 only included Rochester expenses since October 29, 2004. SG&A expenses for fiscal 2005 include a benefit of $700,000 related to the class action settlement with Visa/Mastercard for past overcharges. SG&A expenses for fiscal 2004 include a net benefit of $0.8 million which includes the reversal of certain accrued liabilities as a result of revised estimates, offset by an increase in legal accruals. Advertising expense for fiscal 2005 was $28.6 million as compared to $25.5 million for fiscal 2004. In fiscal 2004, we spent approximately $6.5 million in incremental marketing costs for the launch of our George Foreman product line. In fiscal 2005, we shifted these additional marketing dollars toward our direct marketing campaign and focused less on the mass media type of advertising.

The SG&A rate for fiscal 2004 as compared to fiscal 2003 increased as a result of the marketing investments associated with the launch of the George Foreman brand. In the first quarter of fiscal 2004, the Company launched a nationwide campaign to announce the introduction of its George Foreman clothing collection and to re-introduce Casual Male Big & Tall. We increased our marketing costs by approximately $6.5 million, representing much of the increase in Casual Male’s SG&A costs for fiscal 2004.

Depreciation and Amortization. Depreciation and amortization expense was $12.7 million for fiscal 2005, $9.9 million for fiscal 2004 and $7.5 million for fiscal 2003. The increase in depreciation and amortization over the past two fiscal years is directly attributable to the capital expenditures associated with improving our infrastructure as well as new store growth and the remodeling of some of our older locations. The increase in fiscal 2005 is also partially due to a full year of depreciation for our Rochester business.

Operating Income. For the Big & Tall Apparel business, operating income for fiscal 2005 was $17.6 million as compared with $9.4 million in fiscal 2004 and $16.5 million in fiscal 2003. The increase of 118% in operating income for fiscal 2005 is principally the result of our comparable store sales growth, improved merchandise margins and the benefit of a full year of operating results for our Rochester business. These improvements in operating income were partially offset by an increase of $2.8 million in depreciation and amortization. The decrease in operating income in fiscal 2004 as compared to fiscal 2003 was principally due to increased SG&A costs attributable to advertising costs incurred in connection with the national launch of the George Foreman collections.

Discontinued Operations

The following table summarizes for fiscal 2004 and fiscal 2003, the results of operations for our Levi’s®/Dockers® outlet stores which we completely exited from in fiscal 2004.

	Fiscal 2005	Fiscal 2004(1)	Fiscal 2003(2)
	(in millions)
Sales	$—	$71.1	$122.4
Gross margin	—	12.7	25.0
Selling, general and administrative expenses	—	14.2	27.5
Provision (reversal) for impairment of assets, store closings and severance	—	(2.5)	(0.6)
Depreciation and amortization	—	1.7	1.7

	—	(0.7)	(3.6)

Other income	—	1.2	—

Income (loss) from discontinued operations	$—	$0.5	$(3.6)

(1)	Fiscal 2004 includes a gain of $1.2 million that we recognized in connection with the sale of 32 of our Levi’s®/Dockers® outlet stores in the fourth quarter. Results also include income of $2.5 million recognized in the second and fourth quarters as a result of the reversal of excess restructuring reserves.
(2)	Fiscal 2003 includes income of $646,000 as a result of revised accruals for certain landlord settlements.

Other Income (Expense)

Fiscal 2005. During the fourth quarter of fiscal 2005, we prepaid our outstanding mortgage note. In connection with the prepayment, we incurred a penalty of $1.2 million associated with the early retirement of the note. In addition, during the fourth quarter of fiscal 2005, we repurchased $5.3 million of our outstanding convertible notes due 2024 and, as a result, recognized a gain of $0.4 million related to the associated discount on the notes. This gain of $0.4 million was partially offset by the write-off of $0.2 million of deferred financing costs associated with the notes.

Fiscal 2004. In the second quarter of fiscal 2004, we completed the repayment of approximately $7.8 million of our 12% senior subordinated notes due 2010. In connection with the prepayment, we incurred approximately $1.9 million of expense associated with the prepayment penalties and the write-off of the unamortized value associated with warrants issued in connection with the debt. In addition, we also wrote off approximately $0.9 million of expenses due to the postponed spin-off of our majority-owned subsidiary, LP Innovations, Inc. (“LPI”). These costs were offset by a gain recognized in the second quarter of fiscal 2004 of $3.1 million associated with the sale of our Ecko Unltd.® joint venture to Ecko.

Fiscal 2003. During the second half of fiscal 2003, we incurred approximately $13.8 million of expenses related to the early prepayment of our senior subordinated notes due 2007 and 2010 and term loan with Back Bay Capital. Of the total expenses of $13.8 million, approximately $13.3 million was recorded in the fourth quarter of fiscal 2003. The majority of these expenses related to prepayment charges of approximately $1.6 million and write-off of deferred costs of $11.7 million, primarily related to the acceleration of deferred expense for the value of warrants issued in connection with the above debt. In the fourth quarter of fiscal 2003, we also recognized $355,000 of expenses related to costs we incurred related to our intention to spin-off LPI.

Interest Expense, Net

Net interest expense was $8.6 million in fiscal 2005 compared to $8.0 million in fiscal 2004 and $11.2 million in fiscal 2003. The increase in interest expense during fiscal 2005 is primarily due to slightly higher average borrowings under our revolver as well as increased interest rates. See “Liquidity and Capital Resources”

for more discussion regarding our current debt obligations and the use of proceeds from our sale-leaseback transaction and its impact on our debt position for fiscal 2006.

During the fourth quarter of fiscal 2003, we issued $100 million in convertible notes, the proceeds of which were used to repay much of our higher interest rate long term debt that we incurred in fiscal 2002 in connection with the Casual Male acquisition. This resulted in significant interest cost savings in fiscal 2004. Included in interest expense for fiscal 2004 and fiscal 2003 was accretion on stock warrants of $0.1 million and $1.4 million, respectively. As part of the prepayment of our long-term debt, all of the value associated with the stock warrants, which were issued in connection with the long-term debt, were written off and are included in “Other income (expense)” on the Consolidated Statement of Operations for fiscal 2004 and fiscal 2003.

As previously discussed, subsequent to year end we entered into a sale-leaseback transaction and we used the proceeds from that transaction to repay in full our borrowings under our credit facility. During the fourth quarter of fiscal 2005, we borrowed funds from our credit facility to prepay our outstanding mortgage and to repurchase approximately $5.3 million in convertible notes. See “Liquidity and Capital Resources” for more discussion. As a result, we expect interest expense will decrease by approximately $3.5 to $4.0 million for fiscal 2006 due to lower average debt levels.

Income Taxes

Pursuant to accounting rules, realization of our deferred tax assets, which relate principally to federal net operating loss carryforwards which expire from 2018 through 2024, is dependent on generating sufficient taxable income in the near term. In fiscal years 2001 and 2002, we established a full valuation allowance against our deferred tax assets due to the uncertainty at that time of generating future taxable income, based on our historical losses in those years. Since that time, we have transformed the Company, through acquisitions and divestures, from an operator of Levi’s®/Dockers® outlet stores to the market leader of men’s big & tall apparel. Since we acquired Casual Male in fiscal 2002, our big & tall business has been profitable from an operating perspective.

During the fourth quarter of fiscal 2005, we determined that it is more likely than not that we will be able to realize the benefits of a portion of our deferred tax assets. In reaching this determination, we considered the positive evidence of nine consecutive quarters of positive comparable store sales, our continued improvement in operating income over the past four years, our expectations regarding the generation of future taxable income, and our current market position and expected growth of our industry. Also, as discussed above, subsequent to year end, we entered into a sale-leaseback transaction which resulted in a gain on the sale of our corporate headquarters, net of transaction costs, of approximately $29.3 million. For tax purposes in fiscal 2006, we will be able to utilize our existing NOL’s to offset this gain, For book purposes, we deferred the gain and will recognize only $1.5 million annually over the initial term of the respective lease agreement. Based on the positive evidence that existed at January 28, 2006, we reversed $3.1 million of our deferred tax valuation allowance. The valuation allowance for our remaining deferred tax assets does not affect our ability to utilize our net operating loss carryforwards to offset any future taxable income, subject to certain annual limitations.

As of January 28, 2006, we have net operating loss carryforwards of $103.3 million for federal income tax purposes and $91.0 million for state income tax purposes that are available to offset future taxable income, subject to certain annual usage limitations, through fiscal year 2024. As a result of the Casual Male acquisition and the issuance of additional equity in fiscal 2002, the utilization of approximately $32.9 million of the $103.3 million in federal net operating losses are subject to an annual limitation of approximately $4.8 million per year. Additionally, we have alternative minimum tax credit carryforwards of $1.4 million, which are available to further reduce income taxes over an indefinite period.

Net Income (Loss)

	Fiscal 2005(1)	Fiscal 2004(2)	Fiscal 2003(3)
	(in millions)
Operating income:
Big & Tall Apparel business	$17.6	$9.4	$16.5
Other Branded Apparel businesses	—	(1.4)	0.6

Total operating income	17.6	8.0	17.1
Other income (expense)	(1.0)	0.3	(14.1)
Interest expense	(8.6)	(8.0)	(11.2)
Less:
Minority interest	—	(0.7)	0.3
Benefit for income taxes	2.8	—	—
Income (loss) from discontinued operations	—	0.5	(3.6)

Net income (loss)	$10.8	$1.5	$(12.1)

(1)	Results for fiscal 2005 include other income (expense) of $1.0 million related to a $1.2 million prepayment charge associated with the prepayment of our mortgage note, $0.4 million of income associated with the repurchase of approximately $5.3 million of our convertible notes and an associated write-off of $0.2 million of deferred financing costs. In addition, as a result of our continued improvement in profitability, during the fourth quarter of fiscal 2005, we reversed approximately $3.1 million of our deferred tax asset-valuation allowance. This benefit was offset slightly by approximately $0.3 million of income tax provision.
(2)	Results for fiscal 2004 include other income (expense) of $0.3 million related to the gain on the sale of our joint venture interest in Ecko of $3.1 million, offset partially by approximately $1.9 million of expense related to the prepayment of long term debt and write-offs of approximately $0.9 million of offering costs associated with the postponed spin-off of our subsidiary LPI. Discontinued operations include a gain on the sale of our Levi’s®/Dockers® stores of approximately $1.2 million and $2.5 million of income recognized as a result of reversals of excess restructuring reserves due to such sale.
(3)	Results for fiscal 2003 include $14.1 million in other income (expense) related to the prepayment of long-term debt. Discontinued operations include $0.6 million of income related to the reversal of excess restructuring reserves as a result of favorable lease terminations.

Seasonality

A comparison of sales in each quarter of the past three fiscal years is presented below. The amounts shown are not necessarily indicative of actual trends, because such amounts also reflect the addition of new stores and the remodeling and closing of others during these periods. Consistent with the retail apparel industry, our business is seasonal. Our business traditionally generates the largest volume of its sales during the Father’s Day selling season in June and the Christmas selling season in December. The majority of our operating income is generated in the fourth quarter as a result of the impact of the Christmas selling season. A comparison of quarterly sales, gross profit, net income (loss) per share for the past two fiscal years is presented in Note O of the Notes to the Consolidated Financial Statements.

	Fiscal 2005		Fiscal 2004(1)		Fiscal 2003
	(in millions, except percentages)
First quarter	$97.3	23.1%	$84.2	23.1%	$74.8	22.1%
Second quarter	100.6	23.9%	88.1	24.1%	82.6	24.3%
Third quarter	93.8	22.2%	74.6	20.4%	79.8	23.5%
Fourth quarter	129.7	30.8%	118.1	32.4%	102.1	30.1%

	$421.4	100.0%	$365.0	100.0%	$339.3	100.0%

(1)	Fiscal 2004 sales results include, since October 30, 2004, the sales of the Rochester stores which approximated $21.0 million.

Liquidity and Capital Resources

Our primary cash needs are for working capital (essentially inventory requirements) and capital expenditures. Specifically, our capital expenditure program includes projects for new store openings, remodeling, downsizing or combining existing stores, and improvements and integration of our systems infrastructure. We expect that cash flow from operations, external borrowings and trade credit will enable us to finance our current working capital and expansion requirements. We have financed our working capital requirements, store expansion program, stock repurchase programs and acquisitions with cash flow from operations, external borrowings, and proceeds from equity offerings. Our objective is to maintain a positive cash flow after capital expenditures such that we can support our growth activities with operational cash flows and without the use of incurring any additional debt. As a result of our recent sale-leaseback transaction and the repayment of certain debt obligations, during fiscal 2006, we expect our average monthly liquidity, including amounts available under our credit facility, to be approximately $75.0 million.

The following table sets forth financial data regarding our liquidity position at the end of the past three fiscal years:

	Fiscal Years
	2005	2004	2003
	(in millions, except ratios)
Cash provided by operations	$16.8	$13.4	$12.0
Working capital	33.3	22.2	48.4
Current ratio	1.3:1	1.3:1	1.7:1

Cash flow provided by operations in fiscal 2005 increased from fiscal 2004 as a result of improved profitability and the timing of other working capital payments. This positive cash flow in fiscal 2005 was primarily used to finance capital expenditures.

On January 20, 2006, we prepaid our outstanding mortgage note for $10.0 million. This amount included a prepayment penalty of $1.2 million that we recognized in the fourth quarter of fiscal 2005. In addition, during the fourth quarter of fiscal 2005, we also repurchased $5.3 million of our outstanding convertible notes, due 2024. As part of this repurchase, we recognized income of $0.2 million, net of the write-off of deferred financing costs, associated with the related discount on the notes.

We borrowed from our credit facility to fund both of these transactions, which resulted in a higher than expected balance for our credit facility at the end of fiscal 2005 and lower working capital. Once the funding from the sale-leaseback transaction was completed in February 2006, the revolver was paid in full. In addition, subsequent to year end, we also repaid in full our term loan for $5.6 million.

The result of these transactions significantly improves our liquidity position for fiscal 2006 and reduces our debt obligations, and corresponding interest costs, to primarily our remaining $94.8 million of convertible notes due 2024 and $4.0 million of our 5% senior subordinated notes due 2007.

Credit Facility

On December 15, 2005 and January 31, 2006, we amended our credit facility with Bank of America Retail Group (formerly known as Fleet Retail Group, Inc.) by executing the Second Amendment and the Third Amendment, respectively, to our Fourth Amended and Restated Loan and Security Agreement (the “Amendments”). In summary, the Amendments amended the credit facility (the “Amended Credit Facility”) to allow us to (i) assume the outstanding mortgage on our corporate headquarters in Canton, Massachusetts, (ii) prepay or retire our convertible notes, subject to being able to maintain excess availability of at least $30.0 million, (iii) prepay our term loan, (iv) enter into a sale-leaseback transaction for our corporate headquarters and (v) extend our advance rate on borrowings through December 15, 2005 to February 1, 2006, enabling us to receive increased availability under the Amended Credit Facility. See Note C to the Notes to the Consolidated Financial Statements for a more complete description of these amendments.

The Amended Credit Facility continues to principally provide for a total commitment of $90 million with the ability to issue documentary and standby letters of credits of up to $20 million. The maturity date of the Amended Credit Facility is October 29, 2007 and is subject to prepayment penalties through October 29, 2006. Borrowings under the Amended Credit Facility bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”) and vary depending on the Company’s levels of excess availability. Our ability to borrow under the Amended Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

At January 28, 2006, we had borrowings outstanding under the Amended Credit Facility of $37.4 million and outstanding standby letters of credit of $2.4 million and documentary letters of credit of $0.7 million. Average borrowings outstanding under this facility during fiscal 2005 were approximately $30.5 million, resulting in an average unused excess availability of approximately $36.8 million. As we discussed above, the amounts outstanding under the Amended Credit Facility at January 28, 2006, were higher than expected due to our repayments of certain long-term debt obligations.

Inventory

At January 28, 2006, total inventories were $91.5 million as compared to $79.9 million at January 29, 2005. The increase in inventory of $11.6 million is principally due to an increase in our Casual Male business of its core merchandise. In fiscal 2005, we implemented a guaranteed in-stock program where we promise to have product in the store for its top 7 merchandise styles. As the same time, we have significantly reduced our percentage of fashion oriented merchandise by approximately 15% over the prior year. We expect that this shift in merchandise will lower our markdown risk while enhancing our core business.

Contractual Obligations

The following table summarizes our contractual obligations at January 28, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-Term Debt Obligations(1)	$104.5	$9.0	$0.7	$—	$94.8
Operating Leases(2)	252.5	43.1	67.4	41.0	101.0
Non-merchandise Purchase Obligations(3)	2.4	1.6	0.8	—	—

Total Commitments(4)	$359.4	$53.7	$68.9	$41.0	$195.8

(1)	For a complete description of our long-term debt obligations, see Note C to the Notes to the Consolidated Financial Statements.
(2)	Subsequent to year end, we entered into a 20-year lease agreement for our corporate headquarters as part of the sale-leaseback transaction discussed above. The amounts due for Operating Leases as of January 28, 2006 include the contractual obligations pursuant to that lease agreement.
(3)

Non-merchandise Purchase Obligations include commitments pursuant to certain agreements for services. Included in the table are our minimum obligations under our license agreements and endorsement agreement with George Foreman. Pursuant to these agreements, we are obligated to pay a remaining aggregate minimum of approximately $1.2 million through December 31, 2006 on our endorsement and apparel licensing agreements with Mr. Foreman and approximately $75,000 though July 30, 2007 on our footwear license agreement. See Note E—“Commitments and Contingencies” to the Notes to the Consolidated Financial

Statements for a full description of these agreements. We are also obligated to pay $392,000 annually for three years pursuant to a consulting agreement with Jewelcor Management, Inc. See Note H—“Related Parties” to the Notes to the Consolidated Financial Statements for a full description of this agreement.

(4)	This table excludes Merchandise Purchase Obligations, which represent our outstanding obligations pursuant to open purchase orders. At January 28, 2006, we had approximately $92.7 million in open purchase orders. We estimate that approximately 75% of these purchase orders may be considered non-cancelable.

Capital Expenditures

Below is a summary of store openings, closings and remodels from January 29, 2005 to January 28, 2006 and related square footage:

Number of Stores:	Casual Male	Rochester	Total stores
At January 29, 2005	505	22	527
New outlet stores	3	—	3
New retail stores	6	2	8
Closed stores(1)	(20)	—	(20)

At January 28, 2006	494	24	518
Remodels in 2005	40	—	40
Remodels to date	198		198

Square footage (in thousands)
At January 28, 2006	1,693	174	1,867
At January 29, 2005	1,691	171	1,862

(1)	Closed stores for fiscal 2005 include the four stores which were closed by Hurricanes Katrina, Rita and Wilma. We have already re-opened one store and expect to re-open the three remaining stores during fiscal 2006.

During fiscal 2005, we incurred approximately $15.7 million in capital expenditures, approximately $6.5 million of which related to our rollout in fiscal 2005 of our new point-of-sale registers and CRM software and the remaining expenditures related to store capital and miscellaneous equipment at the corporate level.

Capital expenditures for fiscal 2006 are expected to be approximately $20.0 million, of which $8.0 million relates to our re-branding of the Casual Male Big & Tall retail stores to Casual Male XL. We expect to incur approximately $6.2 million for store capital related to new stores as well as remodels and relocations, with the remainder of the $20.0 million for system enhancements and other corporate level expenditures. Included in store expansion are funds to remodel an additional 13 of our existing Casual Male Big & Tall retail stores at an estimated $35,000 to $45,000 for each location.

For fiscal 2006, we intend to open 7 new Casual Male stores and expect to close 7 existing Casual Male stores as their respective leases expire. We also plan to open 4 new Rochester Big & Tall retail stores.

Critical Accounting Policies

Our financial statements are based on the application of significant accounting policies, many of which require our management to make significant estimates and assumptions (see Note A to the Notes to the Consolidated Financial Statements). We believe that the following items involve some of the more critical judgments in the application of accounting policies that currently affect our financial condition and results of operations.

Inventory. We record inventory, with the exception of our Casual Male catalog and e-commerce inventory, at the lower of cost or market on a first in, first out, or FIFO, basis under the retail inventory method. Inventory for our Casual Male catalog and e-commerce business of approximately $7.2 million at January 28, 2006 is accounted for using the average cost method, which approximates the FIFO basis under the retail inventory method. We reserve for obsolescence based on the difference between the weighted average cost of the inventory and the estimated market value of the inventory based on assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by our management, additional reserves may be required.

Impairment of Long-Lived Assets. We review our long-lived assets for impairment when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets is less than the assets’ carrying amount. We evaluate our long-lived assets for impairment at a store level for all our retail locations. If actual market conditions are less favorable than management’s projections, future write-offs may be necessary.

Goodwill and Intangibles. In connection with the Casual Male and Rochester acquisitions, we have goodwill and intangibles totaling approximately $89.7 million at January 28, 2006. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we evaluate goodwill and indefinite-lived assets at least annually for impairment by analyzing the estimated fair value based on the present value of discounted cash flows compared to the net book value. We will write off the amount of any goodwill or intangibles in excess of their fair value.

Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. At January 28, 2006, our deferred tax assets were $43.0 million with a corresponding valuation allowance of $39.9 million. During the fourth quarter of fiscal 2005, we determined that it is more likely than not that we will be able to realize the benefits of a portion of our deferred tax assets. In reaching this determination, we considered the positive evidence of nine consecutive quarters of positive comparable store sales, our continued improvement in operating income over the past four years, our expectations regarding the generation of future taxable income, and our current market position and expected growth of our industry. Also, as discussed above, subsequent to year end, we entered into a sale-leaseback transaction which resulted in a gain on the sale of our corporate headquarters of approximately $29.3 million. For tax purposes in fiscal 2006, we will be able to utilize our existing NOL’s to offset this gain, For book purposes, we deferred the gain and will recognize only $1.5 million annually over the initial term of the respective lease agreement. Based on the positive evidence that existed at January 28, 2006, we reversed $3.1 million of our deferred tax valuation allowance as a benefit to income tax expense for fiscal 2005. The valuation allowance for our remaining tax assets does not affect our ability to utilize our net operating loss carryforwards to offset any future taxable income, subject to certain annual limitations.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123. The approach in SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. Commencing at the beginning of fiscal 2006, we have adopted SFAS No. 123R using the modified prospective method. Through the end of fiscal 2005, we accounted for stock options granted to employees and shares issued under its employee stock purchase plans in accordance with the intrinsic value method permitted under APB Opinion No. 25, which resulted in no compensation expense having to be recognized, other than with respect to the acceleration of the vesting of outstanding and unvested options, as discussed below.

The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods. Because all but 15,000 outstanding options were full vested at January 28, 2006, we will record an immaterial charge for options granted prior to fiscal 2006. SFAS No. 123R also requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the Consolidated Statement of Cash Flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.

On April 14, 2005, the Securities and Exchange Commission announced that it would delay the required implementation of SFAS No. 123R, allowing companies that are not small business issuers to adopt the statement no later than the beginning of the first fiscal year beginning after June 15, 2005. As a result of this delay, we adopted SFAS No. 123R at the beginning of fiscal 2006.

On January 27, 2006, our Board of Directors approved the accelerated vesting of 965,000 outstanding and unvested options held by directors, officers and employees under our 1992 Stock Incentive Plan. As a result of the acceleration, these options to acquire 965,000 shares of our common stock, which otherwise would have vested from time to time over the following three years, became immediately exercisable. This action was taken to eliminate, to the extent permitted, the transition expense that we otherwise would incur in connection with the adoption of SFAS No. 123R. Under the accounting guidance of APB Opinion No. 25, the accelerated vesting resulted in a charge for stock-based compensation of approximately $30,000, which we recognized in the fourth quarter of fiscal 2005. Additionally, our pro forma disclosure for fiscal 2005 included the effect of this accelerated vesting, as calculated under SFAS No. 123 rules, of $2.9 million.

Previously, on January 27, 2005, our Board of Directors had approved the accelerated vesting of all outstanding and unvested options held by directors, officers and employees at that time. As a result of that acceleration, options to acquire 1,903,252 shares of our common stock, which otherwise would have vested from time to time over the next 35 months, became immediately exercisable. Under the accounting guidance of APB 25, the accelerated vesting resulted in a charge for stock-based compensation of approximately $70,000, which we recognized in the fourth quarter of fiscal 2004.

Effects of Inflation

Although our operations are influenced by general economic trends, we do not believe that inflation has had a material effect on the results of our operations in the last three fiscal years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our financial position and results of operations are routinely subject to a variety of risks, including market risk associated with interest rate movements on borrowings and foreign currency fluctuations. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures.

Interest Rates

We utilize cash from operations and from our Amended Credit Facility to fund our working capital needs. Our Amended Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for its working capital requirements. Borrowings under the Credit Facility, which expires in October 2007, bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”). At January 28, 2006, all of our borrowings were prime based borrowings at 7.25%. Based upon a sensitivity analysis as of January 28, 2006, assuming average outstanding borrowing during fiscal 2005 of $30.5 million, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $153,000.

Foreign Currency

Our Sears Canada store locations conduct business in Canadian dollars and our Rochester Big & Tall store located in London, England conducts business in British pounds. If the value of the Canadian dollar or the British pound against the U.S. dollar weakens, the revenues and earnings of these stores will be reduced when they are translated to U.S. dollars. Also, the value of these assets in U.S. dollars may decline. As of January 28, 2006, sales from our Sears Canada stores and our London Rochester Big & Tall store were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse affect on our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

CASUAL MALE RETAIL GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Casual Male Retail Group, Inc.:

We have audited the accompanying consolidated balance sheets of Casual Male Retail Group, Inc. as of January 28, 2006 and January 29, 2005 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended January 28, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Casual Male Retail Group, Inc. at January 28, 2006 and January 29, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 28, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Casual Male Retail Group Inc.’s internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Boston, Massachusetts

March 29, 2006

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

January 28, 2006 and January 29, 2005

	January 28, 2006 (Fiscal 2005)	January 29, 2005 (Fiscal 2004)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,568	$5,731
Accounts receivable	4,963	4,238
Assets held for sale (Note B)	26,629	—
Inventories	91,546	79,858
Prepaid expenses and other current assets	3,253	4,940

Total current assets	131,959	94,767
Property and equipment, net of accumulated depreciation and amortization	51,273	74,651
Other assets:
Goodwill	53,861	53,339
Other intangible assets	35,757	36,010
Other assets	10,981	9,021

Total assets	$283,831	$267,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,063	$6,362
Accounts payable	28,195	27,110
Accrued expenses and other current liabilities	24,037	19,783
Notes payable	37,387	19,311

Total current liabilities	98,682	72,566

Long-term liabilities:
Long-term debt, net of current portion	95,437	117,784
Other long-term liabilities	555	474

Total long-term liabilities	95,992	118,258

Commitments and contingencies (Note E)

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 39,635,937 and 39,398,947 shares issued at January 28, 2006 and January 29, 2005, respectively	396	394
Additional paid-in capital	156,177	154,693
Accumulated deficit	(43,881)	(54,641)
Treasury stock at cost, 5,171,930 shares	(23,362)	(23,362)
Accumulated other comprehensive loss	(173)	(120)

Total stockholders’ equity	89,157	76,964

Total liabilities and stockholders’ equity	$283,831	$267,788

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004

	January 28, 2006 (Fiscal 2005)	January 29, 2005 (Fiscal 2004)	January 31, 2004 (Fiscal 2003)
	(In thousands, except share data)
Sales	$421,383	$365,047	$339,305
Cost of goods sold including occupancy costs	239,203	214,607	199,129

Gross profit	182,180	150,440	140,176
Expenses:
Selling, general and administrative	151,890	132,554	115,570
Depreciation and amortization	12,737	9,858	7,478

Total expenses	164,627	142,412	123,048

Operating income	17,553	8,028	17,128
Other income (expense), net	(969)	308	(14,113)
Interest expense, net	(8,553)	(8,064)	(11,189)

Income (loss) from continuing operations before minority interest and income taxes	8,031	272	(8,174)
Minority interest	—	(701)	280
Benefit for income taxes	(2,729)	—	—

Income (loss) from continuing operations	10,760	973	(8,454)

Income (loss) from discontinued operations	—	551	(3,607)

Net income (loss)	$10,760	$1,524	$(12,061)

Net income (loss) per share—basic
Income (loss) from continuing operations	$0.31	$0.03	$(0.24)
Income (loss) from discontinued operations	$0.00	$0.01	$(0.10)

Net income (loss)	$0.31	$0.04	$(0.34)
Net income (loss) per share—diluted
Income (loss) from continuing operations	$0.30	$0.03	$(0.24)
Income (loss) from discontinued operations	$0.00	$0.01	$(0.10)

Net income (loss)	$0.30	$0.04	$(0.34)
Weighted-average number of common shares outstanding:
Basic	34,306	34,511	35,702
Diluted	35,860	36,733	35,702

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004

	Common Stock		Preferred Stock		Additional Paid-in Capital	Treasury Stock		(Accumulated Deficit)	Note Receivable from Officer	Accumulated other comprehensive loss	Total
	Shares	Amounts	Shares	Amounts		Shares	Amounts
	(In thousands)
Balance at February 1, 2003	38,867	$389	—	$—	$146,892	(3,119)	$(8,913)	$(44,104)	$(197)	$(3,000)	$91,067

Issuance of warrants through private placements					5,570						5,570
Repurchase of common stock						(1,000)	(7,890)				(7,890)
Exercises under option program	275	3			699						702
Board of Directors compensation	20	—			119						119
Issuance of shares to related party for professional services	84	1			339						340
Issuance of options to related party for professional services					31						31
Repayment of loan by executive						(53)	(233)		197		(36)
Accumulated other comprehensive income- pension										3,000	3,000
Net loss								(12,061)			(12,061)

Total comprehensive loss											(9,061)

Balance at January 31, 2004	39,246	$392	—	$—	$153,650	(4,172)	$(17,036)	$(56,165)	$—	$—	$80,841

Repurchase of common stock						(1,000)	(6,326)				(6,326)
Exercises under option program	131	2			639						641
Exercises of warrants	6	—			30						30
Acceleration of stock options					68						68
Board of Directors compensation	16	—			105						105
Issuance of options to related party for professional services					201						201
Accumulated other comprehensive income- foreign currency										(120)	(120)
Net income								1,524			1,524

Total comprehensive income											1,404

Balance at January 29, 2005	39,399	$394	—	$—	$154,693	(5,172)	$(23,362)	$(54,641)	$—	$(120)	$76,964

Exercises under option program	120	1			458						459
Exercises of warrants	105	1			547						548
Acceleration of stock options					202						202
Board of Directors compensation	12	—			76						76
Issuance of options to related party for professional services					201						201
Accumulated other comprehensive income- foreign currency										(53)	(53)
Net income								10,760			10,760

Total comprehensive income											10,707

Balance at January 28, 2006	39,636	$396	—	$—	$156,177	(5,172)	$(23,362)	$(43,881)	$—	$(173)	$89,157

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004

	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$10,760	$1,524	$(12,061)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	—	3,223	4,253
Depreciation and amortization	12,737	9,858	7,478
Accretion of warrants	—	103	1,388
Other expenses, principally related to debt redemption costs	969	2,832	14,113
Provision (reversal) of impairment of assets, store closings and severance	—	(2,538)	(646)
Gain on sale of Levi's/Dockers business	—	(1,236)	—
Gain on sale of joint venture interest	—	(3,140)	—
Minority interest	—	(701)	280
Deferred income taxes	(3,071)	—	—
Loss from disposal of property and equipment	488	353	—
Issuance of common stock to Board of Directors	248	105	119
Issuance of common stock to related party	—	—	371
Issuance of common stock for professional services	201	201	—
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(581)	1,270	1,433
Inventories	(11,688)	13,271	6,369
Prepaid expenses and other current assets	1,687	33	(1,572)
Other assets	(374)	(354)	(1,661)
Accounts payable	1,077	(3,414)	(1,777)
Accrued liabilities for severance, store closings and impairment charges	—	(407)	(2,581)
Income taxes	342	—	—
Accrued expenses and other liabilities	4,037	(7,550)	(3,542)

Net cash provided by operating activities	16,832	13,433	11,964

Cash flows from investing activities:
Additions to property and equipment, net	(15,656)	(20,637)	(12,320)
Proceeds from disposal of property and equipment	—	206	—
Proceeds from sale of Levi's/Dockers business	—	13,160	—
Proceeds from sale of joint venture interest	—	8,000	—
Acquisition of Rochester, less cash acquired	—	(19,066)	—

Net cash used for investing activities	(15,656)	(18,337)	(12,320)

Cash flows from financing activities:
Net borrowings (repayments) under credit facility	18,076	15,688	(51,956)
Proceeds from the issuance of long-term debt, net of commissions and offering costs	—	7,500	119,607
Principal payments on long-term debt	(5,403)	(3,032)	(18,270)
Prepayment of long-term debt	(14,243)	(7,800)	(46,250)
Proceeds from the issuance of warrants	548	—	5,570
Net payment of premiums associated with prepayment of long-term debt	(806)	(313)	(1,634)
Repurchase of common stock	—	(6,326)	(7,926)
Stock compensation and issuance of stock options under option program	489	739	702

Net cash (used for) provided by financing activities	(1,339)	6,456	(157)

Net (decrease) increase in cash and cash equivalents	(163)	1,552	(513)
Cash and cash equivalents:
Beginning of the year	5,731	4,179	4,692

End of the year	$5,568	$5,731	$4,179

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 28, 2006

A. Summary of Significant Accounting Policies

Nature of Business

Casual Male Retail Group, Inc. (“Company”) is the largest specialty retailer of big & tall men’s apparel. At January 28, 2006, the Company operated 481 Casual Male Big & Tall and Casual Male XL stores located throughout the United States, 13 Casual Male at Sears Canada in-store locations and 24 Rochester Big & Tall stores located in major U.S. cities and one store in London, England. The Company also operates two e-commerce sites and a catalog business.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts, transactions and profits are eliminated. The results for fiscal 2004 include the effect, since October 30, 2004, of the Company’s acquisition of Rochester Big & Tall Clothing (“Rochester Acquisition”), which is discussed in full in Note K.

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

Fiscal Year

The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal years 2005, 2004 and 2003 ended on January 28, 2006, January 29, 2005 and January 31, 2004, respectively.

Cash and Cash Equivalents

Short-term investments, which have a maturity of ninety days or less when acquired, are considered cash equivalents.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. The carrying amounts for the Company’s long-term debt approximate fair value as the interest rates and terms are substantially similar to those that could be obtained currently for similar instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value because of the short maturity of these instruments.

Inventories

Merchandise inventories for the Company’s catalog and e-commerce businesses, of approximately $7.2 million, are accounted for using the average cost method, which approximates the FIFO basis under the retail inventory method. All other merchandise inventories were valued at the lower of cost or market using first-in, first-out (“FIFO”) under the retail inventory method.

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

Goodwill and Intangibles

SFAS No. 141, Business Combinations, requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria set forth in the statement. This statement applies to all business combinations initiated after June 30, 2001. Under SFAS No. 142, Goodwill and Other Intangible Assets goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. The provisions of SFAS No. 142 apply to goodwill and intangible assets acquired before and after the statement’s effective date.

Below is a table showing the changes in the carrying value of the Company’s goodwill and intangible assets from January 29, 2005 to January 28, 2006:

	January 29, 2005	Additions	Amortization	January 28, 2006
	(in thousands)
Goodwill	$53,339	$523	$—	$53,861
Trademarks	33,200	—	—	33,200
Other intangibles	2,810	125	378	2,557

At least annually, the Company performs an impairment analysis and records an impairment charge for any intangible assets with a carrying value in excess of its fair value. Other intangibles, which include customer lists and non-compete agreements, are the only intangible assets with defined lives, which range from 3 to 16 years based on each asset’s estimated economic useful life. Accumulated amortization was $649,376 at January 28, 2006 and $271,225 at January 29, 2005.

Amortization expense for other intangible assets for the next five fiscal years is as follows:

Fiscal Years	(in thousands)
2006	$323
2007	$315
2008	$288
2009	$288
2010	$288

Pre-opening Costs

In accordance with Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities,” the Company expenses all pre-opening costs for its stores as incurred.

Advertising Costs

The Company expenses in-store advertising costs as incurred. Direct response advertising costs, which consist of catalog production and postage costs, are deferred and amortized over the period of expected direct marketing revenues, which is less than one year. Direct response costs which were deferred at January 28, 2006 and January 29, 2005 were $904,725 and $933,293, respectively. Advertising expense, which is included in selling, general and administrative expenses, was $28.6 million, $25.5 million and $19.2 million for fiscal 2005, 2004 and 2003, respectively.

Revenue Recognition

Revenue from the Company’s retail store operation is recorded upon purchase of merchandise by customers, net of an allowance for sales returns and allowances. Revenue from the Company’s catalog and e-commerce operations is recognized at the time a customer order is shipped.

Gift Cards

In October 2002 the Company launched its gift card program. Revenue from gift cards and store merchandise credits is recognized at the time of redemption. Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods. The Company has determined, based on historical redemption patterns accumulated over the last three years, that approximately 7% to 8% of the gift cards will not be redeemed. Revenue for fiscal 2005 includes income of $1.2 million, which represented the amount of gift card breakage from the inception of the gift card program. For gift cards sold in fiscal 2005, the Company recognized in income estimated gift card breakage, over the expected redemption period for such gift cards, based on historical trends.

Foreign Currency Translation

The Company operates 13 Casual Male stores located within Sears Canada retail stores and one Rochester Big & Tall Clothing store located in London, England. Assets and liabilities of these stores are translated into U.S. dollars at the exchange rates in effect at each balance sheet date. Stockholders’ equity is translated at applicable historical exchange rates. Income, expense and cash flow items are translated at average exchange rates during the period. Resulting translation adjustments are reported as a separate component of stockholders’ equity.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales for all periods presented.

Income Taxes

Deferred income taxes are provided to recognize the effect of temporary differences between tax and financial statement reporting. Such taxes are provided for using enacted tax rates expected to be in place when such temporary differences are realized. A valuation allowance is recorded to reduce deferred tax assets if it is determined that it is more likely than not that the full deferred tax asset would not be realized. If it is subsequently determined that a deferred tax asset will more likely than not be realized, a credit to earnings is recorded to reduce the allowance.

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

	Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(in thousands)
Basic weighted-average common shares outstanding	34,306	34,511	35,702
Stock options, excluding anti-dilutive options and and warrants of 1,262 shares at January 31, 2004	1,554	2,222	—

Diluted weighted-average shares outstanding	35,860	36,733	35,702

The following potential Common Stock equivalents were excluded from the computation of diluted earnings per share in each year because the exercise price of such options and warrants was greater than the average market price per share of Common Stock for the respective periods. Convertible notes were excluded because they were anti-dilutive using the “if-converted” method.

	Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(in thousands)
Options	1,430	687	353
Warrants	1,888	1,812	1,898
Convertible notes at $10.65/share	8,897	9,390	9,390

These options, warrants and convertible notes, which expire between May 14, 2012 and January 1, 2024, have exercise prices/conversion rates ranging from $6.66 to $10.65 in fiscal 2005, $6.83 to $10.65 in fiscal 2004 and $6.01 to $10.65 in fiscal 2003.

Stock-based Compensation

In the first quarter of fiscal 2003, the Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to SFAS No, 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). This statement provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the Statement also amended the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. As permitted by SFAS No. 123, through the end of fiscal 2005, the Company accounted for share-based payments to its employees and directors using the intrinsic value method as determined under APB No. 25, Accounting for Stock Issue to Employees, and, as such, generally recognized no compensation cost for such payments. See Note G for more information regarding stock-based compensation.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123. The approach in SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No.123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. Commencing at the beginning of fiscal 2006, we adopted SFAS No. 123R using the modified prospective method. Through fiscal 2005 no compensation expense was generally recognized because the Company previously accounted for stock options granted to employees and shares issued under its employee stock purchase plans in accordance with the intrinsic value method permitted under APB Opinion No. 25.

The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods. Because all but 15,000 outstanding options were fully vested at January 28, 2006, the charge that the Company will record for options granted prior to fiscal 2006 will be immaterial. SFAS No. 123R also requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the Consolidated Statement of Cash Flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.

On April 14, 2005, the Securities and Exchange Commission announced that it would delay the required implementation of SFAS No. 123R, allowing companies that are not small business issuers to adopt the statement no later than the beginning of the first fiscal year beginning after June 15, 2005. As a result of this delay, the Company adopted SFAS No. 123R at the beginning of fiscal 2006.

On January 27, 2006, the Company’s Board of Directors approved the accelerated vesting of 965,000 outstanding and unvested options held by directors, officers and employees under the Company’s 1992 Stock Incentive Plan. As a result of the acceleration, these options to acquire 965,000 shares of the Company’s Common Stock, which otherwise would have vested from time to time over the following three years, became immediately exercisable. This action was taken to eliminate, to the extent permitted, the transition expense that the Company otherwise would incur in connection with the adoption of SFAS No. 123R. Under the accounting guidance of APB Opinion No. 25, the accelerated vesting resulted in a charge for stock-based compensation of approximately $30,000, which the Company recognized in the fourth quarter of fiscal 2005.

Previously, on January 27, 2005, the Company’s Board of Directors had approved the accelerated vesting of all outstanding and unvested options held on that date by directors, officers and employees. As a result of that acceleration, options to acquire 1,903,252 shares of the Company’s Common Stock, which otherwise would have vested from time to time through fiscal 2007, became immediately exercisable. Under the accounting guidance of APB 25, the accelerated vesting resulted in a charge for stock-based compensation of approximately $70,000, which was recognized by the Company in the fourth quarter of fiscal 2004.

Additionally, the Company’s pro forma disclosure for fiscal 2005 and fiscal 2004 include the effect of these accelerations, as calculated under SFAS No. 123 rules, of $2.9 million and $6.1 million, respectively.

The Company has disclosed the pro forma net income or loss and per share amounts using the fair value based method. Had compensation costs for the Company’s grants for stock-based compensation been determined consistent with SFAS No. 123, the Company’s net income (loss) and income (loss) per share would have been as indicated below:

	Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(in thousands, except per share amounts)
Net income (loss)—as reported	$10,760	$1,524	$(12,061)
Reversal of acceleration charge under APB 25	30	70	—
Compensation expense	(821)	(2,558)	(1,632)
Charge for acceleration of options using fair value	(2,863)	(6,082)	—

Net income (loss)—pro forma	7,106	$(7,046)	$(13,693)
Income (loss) per share—basic as reported	$0.31	$0.04	$(0.34)
Income (loss) per share—basic pro-forma	$0.21	$(0.21)	$(0.38)
Income (loss) per share—diluted as reported	$0.30	$0.04	$(0.34)
Income (loss) per share—diluted pro-forma	$0.20	$(0.21)	$(0.38)

No tax benefits have been recognized for the additional compensation expense presented above for each of the three fiscal years, because such deferred tax assets would not be realized. The effects of applying SFAS No. 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years upon the adoption of SFAS 123R.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2005, 2004 and 2003:

	Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Expected volatility	65.0%	65.0%	65.0%
Risk-free interest rate	3.88%–4.48%	2.69%–3.71%	2.54%–3.26%
Expected life	4.5	4.5	4.5
Dividend rate	—	—	—
Weighted average fair value of options granted	$3.76	$3.96	$2.64

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the carrying value of such assets over their respective remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company’s average cost of funds. The recorded impairments for fiscal 2003 and fiscal 2005 were immaterial. No impairment charges were recorded in fiscal 2004.

LP Innovations, Inc.

Since fiscal 2002, the Company had been in the process of divesting its majority owned loss prevention subsidiary, LP Innovations, Inc. (“LPI”), with the intention that LPI would become a separate public company. However, due to lower than expected operating results, the Company has decided to delay the spin-off. In fiscal 2004, the Company wrote off $962,000 of offering costs. In fiscal 2003, the Company also recorded the write-off of $355,000 of such costs. These charges are included in “Other income (expense)” on the Consolidated Statement of Operations for each respective fiscal year.

B. Property and Equipment

Property and equipment consisted of the following at the dates indicated:

	January 28, 2006	January 29, 2005
	(in thousands)
Furniture and fixtures	$29,232	$27,656
Equipment	3,770	3,098
Leasehold improvements	17,288	13,783
Building, land and building improvements	—	29,435
Hardware and software	24,879	17,321
Construction in progress	631	631

	75,800	91,924
Less accumulated depreciation	24,527	17,273

Total property and equipment	$51,273	$74,651

Due to the sale-leaseback transaction which occurred subsequent to year end, the net book value of the Company’s “Building, land and building improvements” of $26.6 million at January 28, 2006 was reclassified to

Assets Held for Sale on the Consolidated Balance Sheet. See Note N for a complete discussion of the subsequent sale-leaseback transaction.

Depreciation expense related to continuing operations for fiscal 2005, 2004 and 2003 was $11.7 million, $8.8 million and $6.4 million, respectively. Such amounts exclude depreciation expense recorded in discontinued operations of $1.7 million for each fiscal year 2004 and 2003.

C. Debt Obligations

Credit Agreement with Bank of America Retail Group, Inc.

On December 15, 2005 and January 31, 2006, the Company amended its credit facility with Bank of America Retail Group, LLC (formerly known as Fleet Retail Group, Inc.) by executing the Second Amendment and the Third Amendment, respectively, to the Fourth Amended and Restated Loan and Security Agreement (the “Amendments”). In summary, the Amendments amended the credit facility (the “Amended Credit Facility”) to allow the Company to principally (i) assume the outstanding mortgage on its corporate headquarters in Canton, Massachusetts, (ii) prepay or retire its convertible notes, subject to maintaining excess availability, on a six-month basis, of at least $30.0 million, (iii) prepay its Term loan, (iv) enter into a sale-leaseback transaction for its corporate headquarters and (v) extend its advance rate on borrowings through December 15, 2005 to February 1, 2006, enabling the Company to receive increased availability under the Amended Credit Facility.

The Amended Credit Facility continues to principally provide for a total commitment of $90 million with the ability to issue documentary and standby letters of credits of up to $20 million. The maturity date of the Amended Credit Facility is October 29, 2007 and is subject to prepayment penalties through October 29, 2006. Borrowings under the Amended Credit Facility bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”) and vary depending on the Company’s levels of excess availability. The Company’s ability to borrow under the Amended Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

The Company’s obligations under the Amended Credit Facility are secured by a lien on all of its assets. The Amended Credit Facility includes certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company. The Company is also subject to a financial covenant requiring minimum levels of EBITDA if a minimum excess availability level of $12.5 million is not maintained. The Company was in compliance with all debt covenants under the Amended Credit Facility at January 28, 2006.

At January 28, 2006, the Company had borrowings outstanding under the Amended Credit Facility of $37.4 million and outstanding standby letters of credit of $2.4 million and outstanding documentary letters of credit of $0.7 million. Average borrowings outstanding under this facility during fiscal 2005 were approximately $30.5 million, resulting in an average unused excess availability of approximately $36.8 million.

The fair value of amounts outstanding under the Amended Credit Facility approximates the carrying value at January 28, 2006 and January 29, 2005. At the Company’s option, any portion of the outstanding borrowings can be converted to LIBOR-based contracts; the remainder bears interest based on prime. At January 28, 2006, the prime-based borrowings interest rate was 7.25% and the Company had no outstanding LIBOR contracts.

Long-Term Debt

Components of long-term debt are as follows:

	January 28, 2006	January 29, 2005
	(in thousands)
5% convertible senior subordinated notes due 2024	$94,750	$100,000
5% senior subordinated notes due 2007	4,125	6,875
Term loan	5,625	7,500
Mortgage note	—	9,772

Total long-term debt	104,500	124,147
Less: current portion of long-term debt	(9,063)	(6,362)

Long-term debt, less current portion	$95,437	$117,784

5% convertible senior subordinated notes due 2024

In fiscal 2003, the Company sold $100 million principal amount of convertible senior subordinated notes due 2024 (the “Convertible Notes”). The Convertible Notes were sold in a private transaction to qualified institutional buyers (as such term is defined in Rule 144A under the Securities Act of 1933, as amended). The Convertible Notes, which bear interest at a rate of 5% per year, payable semi-annually, are convertible into the Company’s Common Stock at a conversion price of $10.65 per share and constitute general unsecured obligations of the Company, subordinate to all existing and future designated senior indebtedness.

Each Convertible Note holder has the right to require the Company to redeem the Convertible Notes for cash or delivery of shares of our common stock, at the Company’s option, on January 1, 2009, 2014, or 2019. The purchase price payable for each Convertible Note will be equal to 100% of its principal amount plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date. In addition, on or after January 6, 2007, the Company has the option to redeem the Convertible Notes, in whole or in part, at the redemption price, which is 100% of the principal amount plus accrued and unpaid interest and additional interest, if any, to, but excluding the redemption date.

During the fourth quarter of fiscal 2005, the Company repurchased $5.3 million of the Convertible Notes in the open market and recognized a gain on the notes of $0.4 million. This gain was offset partially by $0.2 million associated with the write-off of deferred financing costs on such notes. The net gain of $0.2 million is included in the Company’s results of operations as part of “Other income (expense)” for fiscal 2005.

5% senior subordinated notes due 2007

At January 28, 2006, the Company has $4.1 million principal amount of its 5% senior subordinated notes due 2007 outstanding. These notes were issued in May 2002 through a private placement with the Kellwood Company, with whom the Company also has a product sourcing agreement. The Company makes quarterly principal payments in the amount of $687,500 which will continue through the remaining term of the notes. Accrued interest is payable quarterly.

Term loan

On October 29, 2004, the Company entered into a 3-year term loan for $7.5 million with Bank of America Retail Group, LLC, the proceeds of which were used for the Rochester Acquisition. The loan requires principal payments in the amount of approximately $1.9 million on each of the first two anniversaries of the loan with the remaining balance due at maturity. The term loan accrues interest at the prevailing LIBOR rate plus 5% per annum.

During the fourth quarter of fiscal 2005, the Company made its scheduled principal payment of $1.9 million. Subsequent to year end, the Company prepaid in full the remaining balance of $5.6 million. Accordingly, the $5.6 million is included as part of “Current portion of long-term debt” on the Consolidated Balance Sheet at January 28, 2006.

Mortgage note

On January 20, 2006, the Company prepaid, in full, $8.7 million on its outstanding mortgage note for its real estate and buildings located in Canton, Massachusetts. In connection with the prepayment, the Company incurred a penalty of $1.2 million which is included in the Company’s results of operations as “Other income (expense)” fiscal 2005.

Prepayment costs—Fiscal 2004 and Fiscal 2003

In fiscal 2004, the Company incurred a charge of $1.9 million as a result of the prepayment of its remaining $7.8 million of 12% senior subordinated notes due 2010. This prepayment charge is reflected in the Company’s results of operations as “Other income (expense)” for fiscal 2004.

Similarly, in fiscal 2003, the Company incurred charges of $13.8 million related to the prepayment of its 12% senior subordinated notes due 2007, $21.8 million of its 12% senior subordinated notes due 2010 and its prepayment of its Back Bay Term Loan. This prepayment charge is reflected in the Company’s results of operations as “Other income (expense)” for fiscal 2003.

Long-term debt maturities

Annual maturities of long-term debt, including the mortgage note, for the next five fiscal years are as follows:

(in thousands)
Fiscal 2006*	9,063
Fiscal 2007	688
Fiscal 2008	—
Fiscal 2009	—
Fiscal 2010	—

*	Annual maturities for fiscal 2006 include the prepayment of $5.6 million for the Company’s Term Loan which was prepaid in full by the Company subsequent to the end of fiscal 2005.

The Company paid interest and fees on all the above described debt obligations totaling $11.5 million, $9.5 million and $9.9 million for fiscal 2005, 2004 and 2003, respectively.

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

As of January 28, 2006, the Company has net operating loss carryforwards of $103.3 million for federal income tax purposes and $91.0 million for state income tax purposes that are available to offset future taxable income, subject to certain annual usage limitations, through fiscal year 2024. As a result of the Casual Male acquisition and the issuance of additional equity in fiscal 2002, the utilization of approximately $32.9 million of the $103.3 million in federal net operating losses are subject to an annual limitation of approximately $4.8 million per year. Additionally, the Company has alternative minimum tax credit carryforwards of $1.4 million, which are available to further reduce income taxes over an indefinite period.

Realization of the Company’s deferred tax assets, which relate principally to federal net operating loss carryforwards, which expire from 2018 through 2024, is dependent on generating sufficient taxable income in the near term. In fiscal years 2001 and 2002, the Company established a full valuation allowance against its deferred tax assets due to the uncertainty at that time of generating future taxable income, based on its historical losses in those years. Since that time, the Company has transformed itself, through acquisitions and divestures, from an operator of Levi’s®/Dockers® outlet stores to the market leader of men’s big & tall apparel. Since the Company acquired Casual Male in fiscal 2002, its big & tall business has been profitable from an operating perspective. Further, with the acquisition of Rochester Clothing in October 2004, which was immediately accretive to the Company’s business, the Company has gained another market tier of the industry now attracting the higher end target customers.

During the fourth quarter of fiscal 2005, the Company determined that it is more likely than not that it will be able to realize the benefits of a portion of its deferred tax assets. In reaching this determination, the Company considered this dramatic change in its overall business, the positive evidence of nine consecutive quarters of positive comparable store sales, the continued improvement in operating income over the past four years, its expectations regarding the generation of future taxable income, the Company’s increasing market position and the expected growth of the big & tall industry. Also, as discussed above, subsequent to year end, the Company entered into a sale-leaseback transaction which resulted in a gain on the sale of its corporate headquarters, net of transaction costs, of approximately $29.3 million. For tax purposes in fiscal 2006, the Company will be able to utilize its existing NOL’s to offset this gain, For book purposes, the Company deferred the gain and will recognize only $1.5 million annually over the initial term of the respective lease agreement. Based on the positive evidence that existed at January 28, 2006, the Company reversed $3.1 million of its deferred tax valuation allowance as a benefit to income tax expense for fiscal 2005. The valuation allowance for the Company’s remaining deferred tax assets does not affect its ability to utilize its net operating loss carryforwards to offset any future taxable income, subject to certain annual limitations.

For fiscal 2005, the Company booked recorded a net benefit of $2.7 million, which consisted of a benefit of $3.1 million for the reversal of a portion of the valuation allowance offset partially by $342,000 of taxes related to foreign taxes and income tax audit adjustments. There was no provision for income taxes for fiscal 2004 and fiscal 2003.

The components of the net deferred tax assets as of January 28, 2006 and January 29, 2005 are as follows (in thousands):

	January 28, 2006	January 29, 2005
Deferred tax assets—current:
Inventory reserves	$3,711	$4,295
Accrued expenses	1,836	2,305

Net deferred tax assets—current	5,547	6,600

Deferred tax assets—noncurrent:
Excess of book over tax depreciation/amortization	3,852	3,741
Net operating loss carryforward	42,858	43,105
Foreign tax credit carryforward	66	—
Alternative minimum tax credit carryforward	1,413	1,138

Net deferred tax assets—non current	48,189	47,984
Deferred tax liabilities—noncurrent
Tax-deductible goodwill	(10,784)	(8,595)

Net deferred tax liabilities—noncurrent	(10,784)	(8,595)
Net deferred tax asset before valuation allowance	42,952	45,989
Valuation allowance	(39,881)	(45,989)

Total deferred tax assets, net	$3,071	$—

The provision (benefit) for income taxes consists of the following:

	Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(in thousands)
Current:
Federal and state	$276	$—	$—
Foreign	66	—	—

	342	—	—

Deferred:
Federal and state	(3,071)	—	—
Foreign	—	—	—

	(3,071)	—	—

Total provision (benefit)	$(2,729)	$—	$—

The following is a reconciliation between the statutory and effective income tax rates in dollars:

	Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(in thousands)
Federal income tax at the statutory rate	$2,731	$567	$(4,221)
State income and other taxes, net of federal tax benefit	—	—	—
Permanent items	59	42	—
Change in valuation allowance	(6,108)	(1,278)	4,221
Other, net	589	669	—

Provision for income tax	$(2,729)	$—	$—

The Company made tax payments of $471,000, $388,000 and $218,000 for fiscal years 2005, 2004 and 2003, respectively.

E. Commitments and Contingencies

At January 28, 2006, the Company was obligated under operating leases covering store and office space, automobiles and certain equipment for future minimum rentals as follows:

Fiscal Year	Total
(in thousands)
2006	$43,108
2007	36,549
2008	30,874
2009	23,857
2010	17,121
Thereafter	101,034

$252,543

In addition to future minimum rental payments, many of the store leases include provisions for common area maintenance, mall charges, escalation clauses and additional rents based on a percentage of store sales above designated levels.

Subsequent to year end, on February 1, 2006 the Company entered into a twenty-year lease agreement with a subsidiary of Spirit Finance Corp. (“Spirit”), as part of a sale-leaseback which is fully discussed in Note N, whereby the Company agreed to lease the property it sold to Spirit back for an annual rent of $4.6 million. In the first quarter of fiscal 2006, the Company will realize a gain of approximately $29.3 million on the sale of this property, which will be deferred and amortized over the initial 20 years of the related lease agreement. Accordingly, the Company’s annual rent of $4.6 million will be offset by $1.5 million related to the amortization of this deferred gain. This lease commitment, excluding the impact of the gain, is included in the above table of expected future minimum rentals obligations.

Amounts charged to operations for all occupancy costs, automobile and leased equipment expense were $46.9 million, $52.1 million and $54.8 million for fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

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

Pursuant to the Foreman Agreements, as amended, as compensation for Mr. Foreman’s services and the exclusive rights to his name, image and likeness for apparel clothing and certain accessories, Mr. Foreman will receive $1.5 million over the initial term of the Endorsement Agreement and will receive a royalty payment on all merchandise manufactured under the George Foreman product lines, subject to a guaranteed minimum payment of $4.0 million over the initial term. Through the end of fiscal 2005, the Company has paid $1.0 million of the $1.5 million due under the Endorsement Agreement and $3.3 million of the $4.0 million minimum guarantee under the License Agreement.

On June 26, 2003, Mr. Foreman received an option to purchase 100,000 fully vested and non-forfeitable shares of the Company’s Common Stock at an exercise price of $5.50 per share. On December 12, 2003, Mr. Foreman received an option to purchase an additional 100,000 fully vested and non-forfeitable shares of the Company’s Common Stock at an exercise price of $7.15 per share. The fair value of both options, as calculated using the Black Scholes model, was in aggregate approximately $604,000, and is being expensed by the Company over the initial term of the Foreman Agreements.

In May 2004, the Company entered into an additional license agreement with George Foreman for the right to sell shoes and footwear under the George Foreman name. The initial term of the agreement is through June 30, 2007, at which time the Company will have the option to extend pursuant to certain terms and conditions of the License Agreement. Mr. Foreman will receive a royalty payment on all footwear manufactured under the George Foreman name, subject to a guaranteed minimum of $275,000 over the initial term. In May 2004, Mr. Foreman received an advance payment from the Company of $200,000 under the terms of the agreement. No further payments were made during fiscal 2005.

Other

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the resolution of these matters will not have an adverse impact on the results of operations or the financial position of the Company.

F. Equity

Issuance of Warrants

Below is a summary of warrant activity for the past three fiscal years:

	Fiscal Year
	2005	2004	2003
Warrants outstanding at beginning of year	3,377,871	3,383,871	2,201,471
Warrants issued	—	—	1,182,400
Warrants canceled	—	—	—
Warrants exercised	105,000	6,000	—

Warrants outstanding at end of year	3,272,871	3,377,871	3,383,871

Warrants exercisable at end of year	3,272,871	3,377,871	3,383,871
Weighted-average exercise price per warrant:
Outstanding at beginning of year	$5.77	$5.74	$5.51
Issued during the year	—	—	$6.16
Canceled during the year	—	—	—
Exercised during the year	$5.21	$5.10	—
Outstanding at end of year	$5.79	$5.77	$5.74

Warrants Outstanding and Exercisable at January 28, 2006

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable
$0.01 to $2.15	525,000	6.3 years	$0.01	525,000
2.16 to 4.30	495,000	0.3 years	4.25	495,000
4.31 to 6.45	364,400	4.4 years	5.05	364,400
6.46 to 8.50	1,888,471	2.4 years	7.94	1,888,471

$0.01 to $8.50	3,272,871		$5.79	3,272,871

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

Stock Repurchase Programs

At January 28, 2006, the Company has a total of 5.2 million shares of repurchased stock at an aggregate cost of $23.4 million which is reported by the Company as treasury stock and is reflected as a reduction in stockholders’ equity.

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

In the fourth quarter of fiscal 2005, the Company’s Board of Directors approved the accelerated vesting of 965,000 outstanding and unvested options held at that time by directors, officers and employees under the Company’s 1992 Stock Incentive Plan. As a result of the acceleration, these options to acquire 965,000 shares of our common stock, which otherwise would have vested from time to time over the following three years, became immediately exercisable.

Previously, during the fourth quarter of fiscal 2004, the Company’s Board of Directors had approved the accelerated vesting of all outstanding and unvested options held at that time by directors, officers and employees. As a result of that acceleration, options to acquire 1,903,252 shares of our common stock, which otherwise would have vested from time to time through fiscal 2007, became immediately exercisable.

See “Stock-Based Compensation” in Note A above for a complete discussion of the accelerations and their financial impact.

A summary of shares subject to the 1992 Plan for the fiscal years indicated:

	Fiscal Year
	2005	2004	2003
Outstanding at beginning of year	3,493,007	2,219,869	1,899,990
Options granted	991,647	1,732,378	827,594
Options canceled	109,167	312,824	212,063
Options exercised	133,490	146,416	295,652

Outstanding at end of year	4,241,997	3,493,007	2,219,869

Options exercisable at end of year	4,226,997	3,493,007	1,097,364
Common shares reserved for future grants at end of year	1,371,779	2,254,259	3,673,813
Weighted-average exercise price per option:
Outstanding at beginning of year	$5.49	$4.33	$3.94
Granted during the year	6.81	7.07	5.29
Canceled during the year	7.31	6.12	6.30
Exercised during the year	4.07	5.08	3.11
Outstanding at end of year	$5.80	$5.49	$4.33

The following table summarizes information about stock options outstanding under the 1992 Plan at January 28, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.81 to $ 2.15	317,833	4.2 years	$1.40	317,833	$1.40
2.16 to 4.30	257,416	5.7 years	3.59	257,416	3.59
4.31 to 6.45	2,225,498	7.8 years	5.34	2,225,498	5.34
6.46 to 8.60	1,063,750	9.0 years	7.05	1,048,750	7.05
8.61 to 10.30	377,500	7.8 years	10.14	377,500	10.14

$0.81 to $10.30	4,241,997	7.7 years	$5.80	4,226,997	$5.80

Options granted outside of the Company’s 1992 Plan

Below is a summary of options granted outside of the Company’s 1992 Plan. This activity represents options which have been granted to consultants of the Company prior to August 2003 and options granted to its executives in excess of the 1992 Plan’s annual maximum grant which was 500,000 as of August 7, 2003.

	Fiscal Year
	2005	2004	2003
Outstanding at beginning of year	1,140,000	1,140,000	1,050,000
Options granted	—	—	100,000
Options canceled	—	—	10,000
Options exercised	—	—	—

Outstanding at end of year	1,140,000	1,140,000	1,140,000

Options exercisable at end of year	1,140,000	1,140,000	850,000
Weighted-average exercise price per option:
Outstanding at beginning of year	$3.21	$3.21	$3.02
Granted during the year	—	—	7.49
Canceled during the year	—	—	6.81
Exercised during the year	—	—	—
Outstanding at end of year	$3.21	$3.21	$3.21

The following table summarizes information about stock options outstanding issued outside of the 1992 Plan at January 28, 2006.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.14 to $1.44	255,000	4.0 years	$1.22	255,000	$1.22
2.38 to 3.15	360,000	5.4 years	3.09	360,000	3.09
3.88 to 5.35	525,000	6.0 years	4.27	525,000	4.27

$1.14 to $5.35	1,140,000		$3.21	1,140,000	$3.21

H. Related Parties

Seymour Holtzman and Jewelcor Management, Inc.

Seymour Holtzman, the Chairman of the Board of Directors of the Company, is compensated by the Company both directly (as an executive officer of the Company) and indirectly (as the president and chief executive officer and, together with his wife, the sole shareholder of Jewelcor Management Inc. (“JMI”)). Since October 1999, the Company has had an ongoing consulting agreement with JMI to assist in developing and implementing a strategic plan for the Company and for other related consulting services as may be agreed upon between JMI and the Company. Mr. Holtzman, who became the Company’s Chairman of the Board on April 11, 2000, is the beneficial holder of approximately 15.8% of the outstanding Common Stock of the Company (principally held by JMI).

The following table summarizes the total compensation Mr. Holtzman has received, directly as an officer of the Company and indirectly through JMI, over the past three fiscal years on a combined basis.

	Fiscal 2005		Fiscal 2004		Fiscal 2003
Combined annual compensation	$431,000	(1)	$416,000	(2)	$350,000	(3)
Combined bonus	—		$150,000	(4)	$150,000	(5)
Combined long-term stock-based compensation awards(6)	160,000	(7)	400,000	(8)	200,000	(9)

(1)	For the period February 2005 through April 2005, JMI received a monthly consulting fee of $32,667, payable in cash. Effective May 9, 2005, the Compensation Committee increased the annual consulting fees payable in cash to JMI to $412,000, or $34,333 per month. Mr. Holtzman received an annual salary of $24,000 as payment for his services as an executive officer of the Company.
(2)	JMI received $392,000 in consulting fees, payable in cash. Mr. Holtzman received an annual salary $24,000 in fiscal 2004.
(3)	For the period April 2003 through April 2004, the Company issued to JMI 70,769 non-forfeitable and fully vested shares of Common Stock as payment for services to be rendered under the consulting agreement through April 28, 2004. The fair value of the issued shares as of April 28, 2003 was $276,000, or $3.90 per share. The Compensation Committee and Board of Directors increased the annual compensation to JMI, effective May 1, 2003, by $50,000, to $326,000. The increase of $50,000 for fiscal 2004 was paid to JMI through the issuance of 12,820 non-forfeitable and fully vested shares of Common Stock valued at $3.90 per share. Mr. Holtzman received an annual salary of $24,000 in fiscal 2003.
(4)	On July 15, 2004, JMI received a bonus in the amount of $150,000 for services performed in fiscal 2003.
(5)	On July 1, 2003, JMI received a bonus in the amount of $150,000.
(6)	As a result of the Company accelerating substantially all outstanding and unvested stock options held by directors, officers and employees under the Company’s 1992 Stock Incentive Plan, all outstanding options held by Mr. Holtzman are fully vested and exercisable.
(7)	On May 9, 2005, the Compensation Committee granted to Mr. Holtzman a 10-year option to purchase 160,000 shares of the Company’s Common Stock at an exercise price of $6.90 per share.
(8)	On July 15, 2004, the Compensation Committee granted to Mr. Holtzman a 10-year option to purchase 200,000 shares of the Company’s Common Stock at an exercise price of $6.27 per share. On August 31, 2004, the Compensation Committee granted to Mr. Holtzman a 10-year option to purchase 100,000 shares of the Company’s Common Stock at an exercise price of $5.89 per share. On August 31, 2004, the Compensation Committee also granted Mr. Holtzman a 10-year option to purchase an additional 100,000 shares of the Company’s Common Stock at an exercise price of $5.89 per share.
(9)	On July 1, 2003, the Compensation Committee granted to Mr. Holtzman a 10-year option to purchase 200,000 shares of Common Stock. This option has an exercise price of $5.01 per share and vests ratably over a two-year period.

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

On October 29, 2004, the Company also entered into an employment agreement (the “Employment Agreement”) with Mr. Sockolov. Under the terms of the Employment Agreement, which will terminate January 31, 2008, Mr. Sockolov serves as the Chief Executive Officer of the Company’s Rochester business. Pursuant to the Employment Agreement, Mr. Sockolov receives an annual base salary of $250,000, subject to annual increases as determined by the Board of Directors or a committee thereof.

On December 19, 2005, Mr. Sockolov received an option to purchase 50,000 shares of the Company’s Common Stock at an exercise price of $5.97 per share. This option, which would have vested ratably over a three-year period, is fully vested and exercisable as of January 27, 2006 as a result of the Company’s acceleration of substantially all outstanding and unvested stock options held by executives, directors and employees.

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

The following table sets forth the Pension Plan’s funded status at January 28, 2006 and January 29, 2005:

	January 28, 2006	January 29, 2005
	(in thousands)
Change in benefit obligation:
Balance at beginning of period	$19,443	$19,241
Benefits and expenses paid	(890)	(1,191)
Settlements	(2,463)	—
Service and interest costs	1,131	1,127
Actuarial loss	674	266

Balance at end of year	$17,895	$19,443

Change in fair value of plan assets
Balance at beginning of period	$20,165	$20,502
Actual return on plan assets	1,583	854
Employer contributions	—	—
Settlements	(2,463)	—
Benefits and expenses paid	(890)	(1,191)

Balance at end of period	$18,395	$20,165

Reconciliation of Funded Status
Projected benefit obligation	$17,895	$19,443
Fair value of plan assets	18,395	20,165

Funded Status	500	722
Unrecognized actuarial loss	2,719	2,370

Net amount recognized at year end	$3,219	$3,092

Amounts recognized in the statement of financial position:
Prepaid benefit cost	$3,219	$3,092
Accrued benefit liability	—	—
Other comprehensive loss	—	—

Net amount recognized at year end	$3,219	$3,092

Other comprehensive income attributable to change in additional minimum liability recognition	$—	$—

Net pension benefit for the year ended January 28, 2006 and January 29, 2005 includes the following components:

	January 28, 2006	January 29, 2005
	(in thousands)
Service cost earned during the year	$—	$—
Interest cost on projected benefit obligation	1,131	1,127
Expected return on plan assets	(1,566)	(1,603)
Recognized actuarial (gain) loss	308	—

Net pension benefit	$(127)	$(476)

During fiscal 2005, the Company settled $2.5 million of the pension liability which resulted in the recognition of $0.3 million additional actuarial loss.

Assumptions used to determine the benefit obligations as of January 28, 2006 and January 29, 2005 included a discount rate of 5.75% and 6.00% for fiscal 2005 and fiscal 2004, respectively. Assumptions used to determine the net periodic benefit cost for the years ended January 28, 2006 and January 29, 2005 included a discount rate of 5.75% and 6.00% for fiscal 2005 and fiscal 2004, respectively.

The expected long term rate of return for both the benefit obligation and the net periodic benefit cost was assumed to be 8.00% for fiscal 2005 and fiscal 2004. The expected long-term rate of return assumption was developed considering historical and future expectations for returns for each asset class.

Estimated Future Benefit Payments

The estimated future benefits for the next ten fiscal years are as follows:

Fiscal Year	(in thousands)
2006	986
2007	1,009
2008	1,040
2009	1,094
2010	1,121
2011-2016	6,433

The Company’s target asset allocation for fiscal 2006 and its asset allocation at January 28, 2006 and January 29, 2005 were as follows, by asset category:

	Target allocation	Percentage of plan assets at
Asset category:	Fiscal 2006	January 28, 2006	January 29, 2005
Equity securities	70.00%	40.28%	48.99%
Debt securities	20.00%	47.69%	39.68%
Insurance contracts	10.00%	12.03%	11.33%

Total	100.00%	100.00%	100.00%

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

The following table sets forth the Supplemental Plan’s funded status at January 28, 2006 and January 29, 2005:

	January 28, 2006	January 29, 2005
	(in thousands)
Change in benefit obligation:
Balance at beginning of period	$463	$438
Benefits and expenses paid	(17)	(15)
Actuarial loss	36	13
Service and interest costs	27	26

Balance at end of year	$509	$462

Change in fair value of plan assets
Balance at beginning of period	$—	$—
Employer contributions	17	15
Benefits and expenses paid	(17)	(15)

Balance at end of year	—	—

Projected benefit obligation	$509	$462

Reconciliation of Funded Status
Projected benefit obligation	$458	$448
Fair value of plan assets	—	—

Funded Status	(458)	(448)
Unrecognized actuarial loss	—	—

Net amount recognized at year end	$(458)	$(448)

Amounts recognized in the statement of financial position:
Prepaid benefit cost	$—	$—
Accrued benefit liability	(458)	(448)
Accumulated other comprehensive income	—	—

Net amount recognized at year end	$(458)	$(448)

Assumptions used to determine the benefit obligations as of January 28, 2006 and January 29, 2005 included a discount rate of 5.75% and 6.00% for fiscal 2005 and fiscal 2004, respectively. Assumptions used to determine the net periodic benefit cost for the years ended January 28, 2006 and January 29, 2005 included a discount rate of 5.75% and 6.00% for fiscal 2005 and fiscal 2004, respectively.

Defined Contribution Plan

During fiscal 2004, in addition to the Company’s existing defined contribution 401(k) plan, the Company assumed an additional defined contribution plan as a result of the Rochester Acquisition in October 2004.

The Casual Male 401(k) plan covers all eligible employees who have completed six months of service. Under this plan, the Company may provide matching contributions up to a stipulated percentage of employee contributions. The expenses of the plan are fully funded by the Company; and the matching contribution, if any, is established each year by the Board of Directors. For fiscal 2005, the matching contribution by the Company was set at 50% of contributions by eligible employees up to a maximum of 6% of salary. The Rochester 401(k) plan is an elective plan pursuant to which participant’s contributions are voluntary and Rochester has at a minimum contributed the required 3% minimum. The Company intends to merge the 401(k) plans during fiscal 2006.

The Company recognized $938,424, $782,112 and $572,218 of expense under these plans in fiscal 2005, 2004 and 2003, respectively.

J. Discontinued Operations

The following table summarizes the results of operations from the Company’s discontinued operations for fiscal 2004 and fiscal 2003. Included in discontinued operations are the results of operations for the Company’s Levi’s®/Dockers® outlet stores. No tax benefit or provision was realized on discontinued operations for either fiscal year.

	Fiscal 2005	Fiscal 2004(1)	Fiscal 2003(2)
	(in millions)
Sales	$—	$71.1	$122.4
Gross margin	—	12.7	25.0
Selling, general and administrative expenses	—	14.2	27.5
Provision (reversal) for impairment of assets, store closings and severance	—	(2.5)	(0.6)
Depreciation and amortization	—	1.7	1.7

	—	(0.7)	(3.6)

Other income	—	1.2	—

Income (loss) from discontinued operations	$—	$0.5	$(3.6)

(1)	Fiscal 2004 includes a gain of $1.2 million that the Company recognized in connection with the sale of 32 of its Levi’s®/Dockers® outlet stores in the fourth quarter. Results also include income of $2.5 million recognized in the second and fourth quarters as a result of the reversal of excess restructuring reserves.
(2)	Fiscal 2003 includes income of $646,000 as a result of revised accruals for certain landlord settlements.

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

The final purchase price was allocated as follows:

(in thousands)
Cash and cash equivalents	$860
Accounts receivable	28
Inventory	14,893
Prepaid expenses	749
Property and equipment	3,189
Other assets	467
Goodwill	3,185
Trademarks	4,000
Other intangibles	1,580
Accounts payable	(3,907)
Accrued expenses and other current liabilities	(4,768)
Accrual for estimated transaction and severance costs	(350)

Total cash paid for assets acquired and liabilities assumed	$19,926

The Company financed the transaction with a $7.5 million term loan from Bank of America Retail Group, Inc., together with borrowings on its existing credit facility, which was amended in connection with the acquisition. See Note C for a detailed discussion of the borrowings.

L. Sale of Divested Businesses

Ecko Unltd.® Joint Venture

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

On July 30, 2004, the Company sold to Ecko its 50.5% interest in the joint venture for a purchase price of $800,000 in cash and a secured promissory note in the principal amount of $6.2 million. The secured promissory note was paid in full by the end of fiscal 2004. Through the end of fiscal 2004, the Company received fees based on a percentage of sales for providing transitional services to the joint venture related to its operating and accounting systems. Pursuant to a mark-down allowance agreement entered into on July 30, 2004, Ecko also executed and delivered an additional secured promissory note for $1.0 million as a markdown allowance with respect to purchases of certain goods made by the Company from Ecko. The secured promissory note was also paid in full by the end of fiscal 2004.

The above sales transaction resulted in a gain of approximately $3.1 million, which is included in the Consolidated Statements of Operations as a component of “Other income (expense)” for fiscal 2004.

Levi’s®/Dockers® Business

During the fourth quarter of fiscal 2004, the Company entered into an Asset Purchase Agreement with Hub Holding Corp., an affiliate of Sun Capital Partners, Inc. (“Hub Holding”), pursuant to which the Company sold 32 of its remaining Levi’s®/Dockers® outlet stores to Hub Holding. The closing of the transaction occurred on November 24, 2004. The sale price was approximately $12.8 million in cash. In addition, the Company also received $325,000 as part of an earn out payment based on the stores’ financial performance through fiscal 2004. In connection with the sale, Hub Holding assumed all outstanding accounts payable and accrued liabilities incurred in the ordinary course of business, including the remaining lease obligations for these 32 store locations. The Company recognized a gain on the sale of $1.2 million which was included in discontinued operations for fiscal 2004. In addition, the Company recognized income of approximately $2.5 million related to the reversal of restructuring reserves no longer needed as a result of the sale. See Note J, “Discontinued Operations” for additional information.

M. Segment Information

Since the Casual Male acquisition in May 2002 through the end of fiscal 2004, the Company operated its business under two reportable store segments: (i) the Big & Tall Apparel business and (ii) Other Branded Apparel businesses. However, with the completion of the closure of its Levi’s®/Dockers® business and the sale of its Ecko joint venture interest, the Company completely exited all operations of its Other Branded Apparel business by the end of fiscal 2004. As a result, beginning in fiscal 2005 the Company began reporting its operations as one reportable segment, Big & Tall Men’s Apparel, which consists of the Company’s Casual Male and Rochester businesses.

For fiscal 2004 and fiscal 2003, the Company’s results were reported in the following segments:

The Big & Tall Apparel business: This group included the Company’s Casual Male Big & Tall retail stores, Casual Male Big & Tall outlet stores, Casual Male at Sears Canada stores, and, from October 2004, its 22 Rochester Big & Tall stores in addition to its catalog and e-commerce businesses.

Other Branded Apparel businesses: This segment included the results of operations through July 30, 2004 of the 29 Ecko Unltd.® outlet stores, which were owned and operated through a joint venture with Ecko.Complex, LLC. On July 30, 2004, the Company sold its 50.5% interest in the joint venture to Ecko.Complex, LLC. This segment excluded the operating results for the Company’s Levi’s®/Dockers® business since all operations were reclassed to discontinued operations for fiscal 2004 and fiscal 2003. See Note J for discontinued operations.

The accounting policies of the reportable segments are the same as those described in Note A above. The Company evaluates individual store profitability in terms of a store’s “Operating Profit” which is defined by the Company as gross margin less occupancy costs, direct selling costs and an allocation of indirect selling costs.

Below are the results from continuing operations on a segment basis for fiscal 2004 and fiscal 2003:

	Fiscal 2004			Fiscal 2003
	Big & Tall Apparel business	Other Branded Apparel business	Total	Big & Tall Apparel business	Other Branded Apparel business	Discontinued Operations(1)	Total
	(in thousands)
Statement of Operations:
Sales	$352,428	$12,619	$365,047	$319,209	$20,096	$—	$339,305
Gross margin	146,537	3,903	150,440	132,525	7,651	—	140,176
Selling, general and administrative	127,927	4,627	132,554	109,326	6,244	—	115,570
Depreciation and amortization	9,221	637	9,858	6,706	772	—	7,478
Operating profit	$9,389	$(1,361)	$8,028	$16,493	$635	$—	$17,128

Balance Sheet:
Inventory	$79,858	$—	$79,858	$67,533	$5,821	$25,319	$98,673
Fixed assets(2)	74,651	—	74,651	61,047	4,399	2,899	68,345
Goodwill and other intangible assets	89,349	—	89,349	81,306	—	—	81,306
Trade accounts payable(3)	27,110	—	27,110	23,935	3,308	4,882	32,125
Capital expenditures	20,637	—	20,637	8,452	3,868	—	12,320

(1)	Balances represent assets and liabilities as of January 31, 2004 for the Company’s discontinued Levi’s®/Dockers® outlet business. For results of operations for discontinued operations see Note J.
(2)	Big & Tall Apparel business includes corporate assets of $43.1 million and $39.6 million for fiscal 2004 and fiscal 2003, respectively.
(3)	Big & Tall Apparel business includes corporate non-merchandise payables of $9.4 million and $6.3 million, respectively.

N. Subsequent Event (Unaudited)

Subsequent to year end, on January 30, 2006, the Company entered into a sale-leaseback transaction with Spirit. Pursuant to the sale-leaseback transaction, the Company sold to Spirit its rights, title and interest in its headquarters and distribution center property for $57.0 million. The property consists of a 755,992 gross square foot building located on approximately 27.3 acres in Canton, MA. The transaction funded and closed on February 1, 2006.

At the closing, the Company entered into a Lease Agreement with SPE, a wholly-owned subsidiary of Spirit (the “Lease Agreement”) whereby the Company agreed to lease the property back for an annual rent of $4.6 million, payable monthly and in advance. The initial period of the Lease Agreement is for 20 years and will expire January 31, 2026 unless an option period is exercised. At that time, the Company will have the opportunity to extend the Lease Agreement for six additional successive periods of five years. In addition, on February 1, 2011, the fifth anniversary of the Lease Agreement, and for every fifth anniversary thereafter, the base rent will be subject to a rent increase not to exceed the lesser of 7% or a percentage based on changes in the Consumer Price Index.

In the first quarter of fiscal 2006, the Company will realize a gain of approximately $29.3 million on the sale of property, net of approximately $1.0 million of transaction costs. The gain will be deferred and amortized over the initial term of the related lease agreement of 20 years in accordance with SFAS No. 98, Accounting for Leases. The annual recognition of the gain of approximately $1.5 million will offset the expected annual rent pursuant to the lease of $4.6 million.

The Company used the net proceeds from the sale of approximately $56.0 million to reduce outstanding borrowings under its Amended Credit Facility and to repay in full its term loan.

Pro forma Presentation (Unaudited)

The Company is including unaudited pro forma condensed financials statements for fiscal 2005 to provide a summary of the sale-leaseback transaction and its impact on the Company’s liquidity, long-term debt obligations and results of operations as if the transaction had occurred during fiscal 2005. The unaudited pro-forma condensed balance sheet assumes that the sale-leaseback transaction occurred on the last day of fiscal 2005. The unaudited pro-forma condensed income statement assumes that the sale-leaseback transaction occurred on the first day of fiscal 2005. The Company believes that this information will benefit the understanding of this transaction’s impact on future operating results and financial position. The Company’s results of operations, on a pro forma basis, show that the impact of the sale-leaseback transaction will be accretive to net income; however, it will cause the Company’s operating income to decrease as a result of the shift from interest expense to occupancy costs.

The unaudited pro forma condensed financial statements have been prepared based on available information, using assumptions that the Company’s management believes are reasonable. The results do not purport to represent the actual results of operations or financial position that would have occurred if the transaction had occurred on the dates specified above. The following results are also not necessarily indicative of the results that may be achieved in the future.

	Consolidated Condensed Balance Sheet at January 28, 2006	Pro-forma adjustments for Sale-leaseback		Unaudited Pro-Forma Balance Sheet at January 28, 2006
	(in thousands)
Cash and cash equivalents	$5,568	$12,926	(a)	$18,494
Assets held for sale	26,629	(26,629	)(b)	—
Inventories	91,546	—		91,546
Other current assets	8,216	—		8,216
Property and equipment, net	51,273	—		51,273
Goodwill and other intangibles	89,618	—		89,618
Other assets	10,981	—		10,981

Total assets	$283,831	$(13,703)		$270,128

Current portion of long-term debt	$9,063	$(5,625	)(c)	$3,438
Deferred gain	—	29,309	(d)	29,309
Accounts payable	28,195	—		28,195
Accrued expenses and other liabilities	24,592	—		24,592
Notes payable	37,387	(37,387	)(c)	—
Long-term debt	95,437	—		95,437
		—
Total stockholders’ equity	89,157	—		89,157

Total liabilities and stockholders’ equity	$283,831	$(13,703)		$270,128

(a)	Represents excess cash from the transaction which will be used for working capital needs.
(b)	Represents the net book value at January 28, 2006 of the property sold.
(c)	A portion of the proceeds were used to repay in full the Company’s term loan for $5.6 million and to repay all borrowings outstanding under its credit facility.
(d)	The Company recognized a gain of $29.3 million, net of transaction costs, on the sale-leaseback transaction which will be deferred and amortized over the respective lease agreement as a reduction to rent expense. Approximately $1.5 million of the $29.3 million will be classified as a current portion of the deferred gain.

	Consolidated Condensed Statement of Operations for the year ended January 28, 2006	Pro-forma adjustments for Sale-leaseback		Unaudited Pro-Forma Consolidated Statement of Operations for the year ended January 28, 2006
	(in thousands)
Sales	$421,383	$—		$421,383
Gross Profit	182,180	—		182,180
		—
Selling, general and administrative	151,890	3,095	(e)	154,985
Depreciation and amortization	12,737	(755	)(f)	11,982

Income from continuing operations	17,553	(2,340)		15,213
Other income (expense), net	(969)	—		(969)
Interest expense, net	(8,553)	3,700	(g)	(4,853)

Income from continuing operations before income taxes	8,031	1,360		9,391
Benefit for income taxes	2,729	—		2,729

Net income	$10,760	$1,360		$12,120

Earnings per share—basic	$0.31			$0.35
Earnings per share—diluted	$0.30			$0.34
Weighted average number of common
—basic	34,306			34,306
—diluted	35,860			35,860

(e)	Represents the net annual occupancy cost under the lease agreement of $4.6 million offset by the annual accretion of the deferred gain on the sale of the property of $1.5 million.
(f)	Represents the elimination of annual depreciation associated with the building and land which were sold as part of the sale-leaseback transaction.
(g)	As discussed above, a portion of the proceeds from the sale of the property were used to repay some of the Company’s debt obligations. As a result of these prepayments, the Company has eliminated the interest expense incurred in fiscal 2005 on the related debt, which was approximately $3.7 million.

O. Selected Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In Thousands, Except Per Share Data)
Fiscal Year 2005
Sales	$97,298	$100,620	$93,770	$129,695	$421,383
Gross margin	40,239	43,673	38,585	59,683	182,180
Income (loss) from continuing operations(1)	(1,881)	2,020	(2,835)	13,456	10,760
Income (loss) from discontinued operations(1)	—	—	—	—	—
Net income (loss)(1)	(1,881)	2,020	(2,835)	13,456	10,760
Earnings (loss) per share—basic	$(0.05)	$0.06	$(0.08)	$0.39	$0.31
Earnings (loss) per share—diluted(2)	$(0.05)	$0.06	$(0.08)	$0.33	$0.30

Fiscal Year 2004
Sales	$84,175	$88,076	$74,646	$118,150	$365,047
Gross margin	33,726	36,159	30,232	50,323	150,440
Income (loss) from continuing operations(3)	(3,480)	(416)	(3,402)	8,271	973
Income (loss) from discontinued operations(3)	(1,614)	515	2,036	(386)	551
Net income (loss)(3)	(5,094)	99	(1,366)	7,885	1,524
Earnings (loss) per share—basic	$(0.15)	$0.00	$(0.04)	$0.23	$0.04
Earnings (loss) per share—diluted	$(0.15)	$0.00	$(0.04)	$0.22	$0.04

(1)	Results for fiscal 2005 include a $1.2 million prepayment penalty associated with the Company’s prepayment of its outstanding mortgage note. This expense was partially offset by $0.4 million of income from the discount realized from the buyback of approximately $5.3 million of the Company’s Convertible Notes and a write-off of $0.2 million associated with the deferred financing costs on the notes. Results for fiscal 2005 also include a benefit of $3.1 million related to a partial reversal of the Company’s income tax valuation allowance. See Note D.
(2)	Diluted earnings per share for the fourth quarter of fiscal 2005 include the impact of the Company’s convertible notes. Such notes had an anti-dilutive effect for the first three quarters and full fiscal year.
(3)	Results for fiscal 2004 include a gain of $3.1 million which was recognized in the second quarter in connection with the Company’s sale of its joint venture interest in Ecko Unltd®. This gain was partially offset during the second quarter by $1.9 million of costs associated with the Company’s prepayment of debt and a charge of $0.9 million for the write-off of certain costs associated with the postponement of the Company’s spin-off of its subsidiary, LPI. Discontinued Operations for fiscal 2004 include a gain of $1.2 million related to the sale of the Company’s 32 Levi’s®/Dockers® outlet stores which was recognized in the fourth quarter and approximately $2.5 million of income recognized in the second and fourth quarters in connection with the reversal of excess restructuring reserves.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 28, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 28, 2006, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of January 28, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework.

Based on management’s assessment and those criteria, management determined that the Company maintained effective internal control over financial reporting as of January 28, 2006.

As indicated in its Attestation Report included below, Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this report, has attested to management’s assessment regarding the effectiveness of its internal control over financial reporting as of January 28, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Casual Male Retail Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Casual Male Retail Group, Inc. maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Casual Male Retail Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Casual Male Retail Group, Inc. maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Casual Male Retail Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Casual Male Retail Group, Inc. as of January 28, 2006 and January 29, 2005 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended January 28, 2006 of Casual Male Retail Group, Inc. and our report dated March 29, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Boston, Massachusetts

March 29, 2006

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 28, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On November 16, 2005, we entered into a Buying Agency Agreement with Li & Fung (Trading) Limited, a Company incorporated in Hong Kong. Pursuant to the agreement, we have appointed Li & Fung as a non-exclusive buying agent of the Company to assist us in purchasing merchandise in certain foreign countries. The agreement will be in effect for a year, and thereafter will continue until terminated by either party upon receiving 60 days written notice.

PART III.

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to this Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended January 28, 2006 in connection with our 2006 Annual Meeting of Stockholders.

Item 10. Directors and Executive Officers of the Registrant

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended January 28, 2006.

Item 11. Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended January 28, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended January 28, 2006.

Item 13. Certain Relationships and Related Transactions

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended January 28, 2006.

Item 14. Principal Accounting Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended January 28, 2006.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

15(a)(1) Financial Statements

The list of consolidated financial statements and notes required by this Item 15(a)(1) is set forth in the “Index to Consolidated Financial Statements” on page 43 of this Annual Report.

15(a)(2) Financial Statement Schedules

Schedule II “Valuation and Qualifying Accounts” for the three fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004 is set forth on page 81 of this Annual Report.

All other schedules, other than the schedule listed above, have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements or notes thereto.

15(a)(3) Exhibits

The list of exhibits required by this Item 15(a)(3) is set forth in the “Index to Exhibits” beginning on page 82 of this Annual Report.

SCHEDULE II

CASUAL MALE RETAIL GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended January 28, 2006, January 29, 2005 and January 31, 2004

Description	Balance at Beginning of Year	Net Provision (Benefit)		Charges/ Write-offs	Balance At End Year
	(In thousands)
Accrued Restructuring Reserves
Year ended January 31, 2004 (fiscal 2003)	$17,363	$(646	)(1)	$12,886	$3,831	(2)
Year ended January 29, 2005 (fiscal 2004)	3,831	(2,538	)(3)	1,293	—
Year ended January 28, 2006 (fiscal 2005)	—	—		—	—

(1)	Represents the reversal of excess reserves related to landlord settlements.
(2)	Included in the reserve balance at January 31, 2004 is a markdown reserve for inventory of $0.8 million, which was included in inventory on the consolidated balance sheet.
(3)	Represents the reversal of excess reserves for the Company’s remaining Levi’s®/Dockers® outlet stores that were closed or sold in fiscal 2004.

INDEX TO EXHIBITS

Exhibits
3.1	Restated Certificate of Incorporation of the Company, as amended (included as Exhibit 3.1 to Amendment No. 3 of the Company’s Registration Statement on Form S-1 (No. 33-13402), and incorporated herein by reference).*

3.2	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated June 22, 1993 (included as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on June 18, 1996, and incorporated herein by reference).*

3.3	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated August 8, 2002 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on September 17, 2002, and incorporated herein by reference).*

3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company establishing Series A Junior Participating Cumulative Preferred Stock dated May 1, 1995 (included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on May 3, 1996, and incorporated herein by reference).*

3.5	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series B Convertible Preferred Stock dated May 14, 2002 (included as Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

3.6	By-Laws of the Company, as amended (included as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on December 12, 2000, and incorporated herein by reference).*

4.1	Indenture, dated as of November 18, 2003, between the Company and U.S. Bank National Association, as Trustee (included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).*

10.1	1992 Stock Incentive Plan, as amended (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).*

10.2	Executive Incentive Program for fiscal year ending January 28, 2006 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2005, and incorporated herein by reference).*

10.3	Fourth Amended and Restated Loan and Security Agreement dated October 29, 2004, by and among Fleet Retail Group, Inc., as Administrative Agent and Collateral Agent, the Lenders identified herein, the Company, as Borrowers’ Representative and the Company and Designs Apparel, Inc. as Borrowers (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2004, and incorporated herein by reference).*

10.4	Second Amendment to the Fourth Amended and Restated Loan and Security Agreement dated December 15, 2005, by and among the Company and Fleet Retail Group, Inc. (d/b/a Bank of America Retail Group, LLC) (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 16, 2005, and incorporated herein by reference).*

10.5	Third Amendment to the Fourth Amended and Restated Loan and Security Agreement dated January 31, 2006, by and among the Company and Fleet Retail Group, Inc. (d/b/a Bank of America Retail Group, LLC) (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 3, 2006, and incorporated herein by reference).*

Exhibits
10.6	Note Agreement, dated as of July 2, 2003, among the Company, certain subsidiaries of the Company, and the Initial Purchasers identified on the signature pages thereto (the “Note Agreement”) (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003 and incorporated herein by reference).*

10.7	Form of 12% Senior Subordinated Note due 2010 (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference).*

10.8	Form of Warrant issued to the Initial Purchasers under the Note Agreement (included as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference).*

10.9	Form of Option Agreement between the Company and the Chairman and Executive Officers of the Company (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 8, 2005, and incorporated herein by reference.*

10.10	Form of Option Agreement between the Company and non-employee directors of the Company (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on September 8, 2005, and incorporated herein by reference.*

10.11	Consulting Agreement dated as of October 28, 1999 between the Company and Jewelcor Management, Inc. (included as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on April 28, 2000, and incorporated herein by reference).*

10.12	Extension to Consulting Agreement, dated as of April 28, 2001, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on September 18, 2001, and incorporated herein by reference).*

10.13	Extension to Consulting Agreement, dated as of April 28, 2002, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed on June 18, 2002, and incorporated herein by reference).*

10.14	Extension to Consulting Agreement, dated as of April 29, 2003, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on May 5, 2003, and incorporated herein by reference).*

10.15	Amendment to Consulting Agreement, effective as of May 1, 2003, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference).*

10.16	Amendment to Consulting Agreement, dated as of August 26, 2004, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2004, and incorporated herein by reference).*

10.17	Amendment to Consulting Agreement, effective May 9, 2005, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2005, and incorporated herein by reference).*

10.18	Employment Agreement dated as of March 31, 2000 between the Company and David A. Levin (included as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on April 28, 2000, and incorporated herein by reference).*

10.19	First Amendment to Employment Agreement dated April 10, 2001 between the Company and David A. Levin (included as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on June 19, 2001, and incorporated herein by reference).*

Exhibits
10.20	Second Amendment to Employment Agreement dated as of January 10, 2003 between the Company and David A. Levin (included as Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on May 5, 2003, and incorporated herein by reference).*

10.21	Third Amendment to Employment Agreement, dated as of July 9, 2003, between the Company and David A. Levin (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference).*

10.22	Fourth Amendment to Employment Agreement dated as of June 29, 2004 between the Company and David A. Levin (included as Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on April 11, 2005, and incorporated herein by reference).*

10.23	Employment Agreement dated as of August 14, 2000 between the Company and Dennis R. Hernreich (included as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed on September 12, 2000, and incorporated herein by reference).*

10.24	First Amendment to Employment Agreement dated April 25, 2001 between the Company and Dennis R. Hernreich (included as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed on June 19, 2001, and incorporated herein by reference).*

10.25	Second Amendment to Employment Agreement dated as of January 10, 2003 between the Company and Dennis R. Hernreich (included as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on May 5, 2003, and incorporated herein by reference).*

10.26	Third Amendment to Employment Agreement, dated as of July 9, 2003, between the Company and Dennis R. Hernreich (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference).*

10.27	Fourth Amendment to Employment Agreement, dated as of June 29, 2004, between the Company and Dennis R. Hernreich (included as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on April 11, 2005, and incorporated herein by reference).*

10.28	Employment Agreement dated as of July 9, 2003 between the Company and Linda Carlo (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).*

10.29	First Amendment to Employment Agreement, dated as of June 29, 2004, between the Company and Linda B. Carlo (included as Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on April 11, 2005, and incorporated herein by reference).*

10.30	Severance Compensation Agreement dated as of May 7, 2002 by and between Casual Male Corp. and Joseph H. Cornely, III (included as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).*

10.31	Employment Agreement dated October 29, 2004 between the Company and Robert L. Sockolov (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 4, 2004, and incorporated herein by reference).*

10.32	Employment Agreement dated March 9, 2005 between the Company and Ronald Ramseyer (included as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on April 11, 2005, and incorporated herein by reference).*

10.33	Asset Purchase Agreement entered into as of May 2, 2002, by and among the Company and Casual Male Corp. and certain subsidiaries (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

Exhibits
10.34	Amended and Restated Note Agreement, dated as of April 26, 2002, and amended and restated as of May 14, 2002, among the Company, certain subsidiaries of the Company and the purchasers identified therein (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

10.35	Form of Warrant to Purchase Shares of Common Stock (aggregating 787,500 shares) (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

10.36	Form of Warrant to Purchase Shares of Common Stock (aggregating 927,500 shares) (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

10.37	Form of Warrant to Purchase Shares of Common Stock (aggregating 1,176,471 shares) (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

10.38	Registration Rights Agreement entered into as of April 26, 2002, by and between the Company and the persons identified therein (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

10.39	Purchase Agreement dated November 12, 2003 by and between the Company and Thomas Weisel Partners LLC (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).*

10.40	Registration Rights Agreement dated November 18, 2003 by and between the Company And Thomas Weisel Partners LLC (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).*

10.41	Form of Warrant to Purchase Shares of Common Stock (aggregating 500,000 shares) (included as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed on September 17, 2002, and incorporated herein by reference).*

10.42	Asset Purchase Agreement by and among the Company and Rochester Big & Tall Clothing, Inc., dated as of August 18, 2004 (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2004, and incorporated herein by reference).*

10.43	Asset Purchase Agreement by and among the Company, Designs JV, LLC, Designs Apparel, Inc. and Hub Holding Corp., dated as of November 24, 2004 (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2004, and incorporated herein by reference).*

10.44	Contribution Agreement dated January 30, 2006 by and among the Company, Spirit SPE Canton, LLC and Spirit Finance Acquisitions, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference).*

10.45	Membership Interest Purchase Agreement dated January 30, 2006 by and between the Company and Spirit Finance Acquisitions, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference).*

10.46	Lease Agreement dated February 1, 2006 by and between the Company and Spirit SPE Canton, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference).*

10.47	Buying Agency Agreement effective November 16, 2005 by and between Designs Apparel, Inc. and Li & Fung

Exhibits
21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.
March 31, 2006

	By:	/S/ DAVID A. LEVIN
David A. Levin President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated, on March 31, 2006.

Signatures

/S/ DAVID A. LEVIN David A. Levin	President and Chief Executive Officer (Principal Accounting Officer)

/S/ DENNIS R. HERNREICH Dennis R. Hernreich	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/S/ SEYMOUR HOLTZMAN Seymour Holtzman	Chairman of the Board of Directors

/S/ ALAN S. BERNIKOW Alan S. Bernikow	Director

/S/ JESSE H. CHOPER Jesse H. Choper	Director

/S/ JAMES P. FRAIN James P. Frain	Director

/S/ GEORGE T. PORTER, JR. George T. Porter, Jr.	Director

/S/ ROBERT L. SOCKOLOV Robert L. Sockolov	Director and Chief Executive Officer of Rochester Division