Form 10-K/A
period 2006-01-28
CASUAL MALE RETAIL GROUP INC
filed 2006-05-30
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The registrant had 35,316,478 shares of Common Stock, $0.01 par value, outstanding as of May 10, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

None.

The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ending January 28, 2006 by amending PART III thereof to read in its entirety as follows:

PART III.

Item 10. Directors and Executive Officers of the Registrant

Certain information concerning the directors of the Company is set forth below:

NAME	AGE	POSITION	DIRECTOR SINCE
Seymour Holtzman	70	Chairman of the Board and Director (2)	2000
David A. Levin	55	President, Chief Executive Officer and Director	2000
Alan S. Bernikow	65	Director (3),(4)	2003
Jesse Choper	70	Director (3),(4),(5)	1999
James P. Frain (1)	57	Director	2004
George T. Porter, Jr.	59	Director (3),(5)	1999
Robert L. Sockolov	75	Director, Chief Executive Officer of the Rochester Big & Tall division	2004

(1)	On April 25, 2006, James Frain, whose term as a director expires on August 5, 2006, informed the Company that he would not stand for re-election as a director. His decision not to stand for re-election was not due to any disagreement on any matters relating to the Company’s operations, policies or practices.
(2)	Current member of the Investors Relations Committee.
(3)	Current member of the Audit Committee.
(4)	Current member of the Nominating and Corporate Governance Committee.
(5)	Current member of the Compensation Committee.

Seymour Holtzman, has been a director of the Company since April 7, 2000 and Chairman of the Board since April 11, 2000. On May 25, 2001, the Board of Directors of the Company hired Mr. Holtzman as an officer and an employee of the Company. Mr. Holtzman has been involved in the retail business for over 30 years. For many years, he has been the President and Chief Executive Officer of Jewelcor, Inc., a former New York Stock Exchange listed company that operated a chain of retail stores. From 1986 to 1988, Mr. Holtzman was Chairman of the Board and Chief Executive Officer of Gruen Marketing Corporation, an American Stock Exchange listed company involved in the nationwide distribution of watches. For at least the last five years, Mr. Holtzman has served as Chairman and Chief Executive Officer of each of Jewelcor Management, Inc., a company primarily involved in investment and management services; C.D. Peacock, Inc., a Chicago, Illinois retail jewelry establishment; and S.A. Peck & Company, a retail and mail order jewelry company based in Chicago, Illinois. Mr. Holtzman is currently the Chief Executive Officer and Co-Chairman of the Board of George Foreman Enterprises, Inc. (OTCBB: “GFME.OB”), formerly MM Companies, Inc.; Chairman of the Board of Web.com, Inc. (NASDAQ: “WWWW”), formerly Interland, Inc.; and a member of the Board of Directors of Whitehall Jewellers, Inc. (OTC: “JWLR.PK”). Mr. Holtzman is a well-known shareholder activist who specializes in the banking industry and the retail industry.

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

Alan S. Bernikow has been a director of the Company since June 29, 2003. From 1998 until his retirement in May 2003, Mr. Bernikow was the Deputy Chief Executive Officer at Deloitte & Touche LLP where he was responsible for assisting the firm on special projects such as firm mergers and acquisitions, litigation matters and partner affairs. Mr. Bernikow joined Touche Ross, the predecessor firm of Deloitte & Touche LLP, in 1977, prior to which Mr. Bernikow was the National Administrative Partner in Charge for the accounting firm of J.K. Lasser & Company. Mr. Bernikow is a member of the Board of Directors and Chairman of the Audit Committee of Revlon, Inc.; a member of the Board of Directors of Revlon Consumer Products Corporations; a member of the Board of Directors and Chairman of the Audit Committee of Mack-Cali; a member of the Board of Directors and Chairman of the Audit Committee of UBS Global Asset Management Inc., a wholly owned subsidiary of UBS AG; a member of the Board of Directors and Chairman of the Audit Committee of the FOJP Service Corporation; a member of the Board of Trustees for the Jewish Communal Fund; a member of the Board of Directors and Chairman of the Audit Committee of Saint Vincent Catholic Medical Centers; and a member of the Executive Board for The Sass Foundation Medical Research, Inc.

Jesse Choper has been a director of the Company since October 8, 1999. Mr. Choper is the Earl Warren Professor of Public Law at the University of California at Berkeley School of Law, where he has taught since 1965. From 1960 to 1961, Professor Choper was a law clerk for Supreme Court Chief Justice Earl Warren. Mr. Choper is a member of the Board of Directors of George Foreman Enterprises, Inc. (OTCBB: “GFME.OB”)

James P. Frain has been a director of the Company since April 2, 2004. Since June 1999, Mr. Frain has been with Chico’s, a specialty retailer of women’s apparel. Mr. Frain started with Chico’s as the Marketing Director and most recently Mr. Frain was promoted to Executive Vice President and Chief Marketing Officer for Chico’s.

George T. Porter, Jr. has been a director of the Company since October 28, 1999. Mr. Porter was President of Levi’s USA for Levi Strauss & Co. from 1994 to 1997. Beginning in 1974, Mr. Porter held various positions at Levi Strauss & Co., including President of Levi’s Men’s Jeans Division. Mr. Porter was also Corporate Vice President and General Manager of Nike USA from 1997 to 1998.

Robert L. Sockolov has been a director of the Company since October 27, 2004. In connection with the Company’s acquisition of Rochester Big & Tall Clothing (“Rochester”), Mr. Sockolov was appointed a director of the Company and also appointed Chief Executive Officer of the Rochester division. Prior to joining the Company, Mr. Sockolov had been with Rochester since 1951 and, since 1967, was Rochester’s President and Chief Executive Officer.

All directors hold office until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified or until their earlier death, resignation or removal.

Non-Director Executive Officers

Dennis R. Hernreich, 49, has been Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Company since September 2002. Prior to that, Mr. Hernreich served as the Senior Vice President, Chief Financial Officer and Treasurer upon joining the Company on September 5, 2000. Prior to joining the Company, from 1996 through 1999, Mr. Hernreich held the position of Senior Vice President and Chief Financial Officer of Loehmann’s Inc., a national retailer of women’s apparel. From 1999 to August 2000, Mr. Hernreich was Senior Vice President and Chief Financial Officer of Pennsylvania Fashions, Inc., a 275-store retail outlet chain operating under the name Rue 21.

Linda B. Carlo, 59, has been the Executive Vice President of Business Development & Global Sourcing since June 2005. From August 2003 through June 2005, Ms. Carlo was the Executive Vice President, General Merchandise Manager of the Casual Male division. Prior to joining the Company, from 2002 to 2003, Ms. Carlo served as the General Manager for the Jessica London Catalog, a division of Chadwick of Boston/Brylane. Prior to that, Ms. Carlo was the Vice President, Divisional Merchandise Manager at Lane Bryant, a division of The Limited, Inc. from 1998 to 2002.

Joseph H. Cornely III, 54, is currently the Company’s Executive Vice President and Director of Store Development. Mr. Cornely began his career with Casual Male Corp. in 1972 and joined the Company in May 2002 as part of the Company’s acquisition of Casual Male.

There are no family relationships between any of the Company’s directors and executive officers.

Audit Committee

The Company has a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee is currently comprised of Messrs. Choper, Bernikow and Porter. Each of the members of the Audit Committee is independent, as independence for audit committee members is defined under the rules of the Nasdaq National Market. In addition, the Board of Directors has determined that Mr. Bernikow is an “audit committee financial expert” under the rules of the Securities and Exchange Commission (the “SEC”).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. The Reporting Persons are required to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during fiscal 2005, the Company believes that the current Reporting Persons complied with all applicable Section 16(a) reporting requirements and that all required reports were filed in a timely manner, with the exception of the following filings:

Mr. Porter filed a late Form 4 in May 2005 with respect to shares he gifted to his wife in March 2005. Messrs. Porter and Choper each filed a late Form 4 in January 2006 for stock compensation received for a compensation committee meeting held in December 2005. Mr. Sockolov filed a late Form 4 in January 2006 for a stock option grant he received from the Company in December 2005.

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

Summary Compensation Table. The following Summary Compensation Table sets forth certain information regarding compensation paid or accrued by the Company with respect to the Chief Executive Officer, the Chief Financial Officer, the Executive Vice President of Business Development & Global Sourcing, the Executive Vice President and Director of Store Development and the Chief Executive Officer of the Rochester division (collectively, the “Named Executive Officers”), for fiscal 2005 and for the fiscal years ended January 29, 2005 (“fiscal 2004”) and January 31, 2004 (“fiscal 2003”).

Summary Compensation Table

Name and Principal Position (at January 28, 2006)	Fiscal Year	Annual Compensation				Long-Term Compensation Awards Options	All Other Compensation
		Salary		Bonus
David A. Levin President and Chief Executive Officer	2005 2004 2003	$ $ $	592,308 560,577 513,846	$ $ $	450,000 -0- 125,500	200,000 150,000 75,000	$ $ $	18,470 18,268 18,171	(1) (2) (3)

Dennis R. Hernreich Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer	2005 2004 2003	$ $ $	453,846 426,659 385,385	$ $ $	345,000 -0- 93,750	160,000 120,000 75,000	$ $ $	13,546 14,498 14,400	(1) (2) (3)

Linda B. Carlo (4) Executive Vice President, Business Development & Global Sourcing	2005 2004 2003	$ $ $	303,050 299,286 133,846	$ $ $	-0- -0- -0-	-0- 25,000 50,000	$ $ $	14,700 14,550 2,535	(1) (2) (3)

Joseph H. Cornely III (5) Executive Vice President, Director of Store Development	2005 2004 2003	$ $ $	305,192 292,789 262,019	$ $ $	-0- 25,000 -0-	-0- 25,000 50,000	$ $ $	14,700 9,768 6,000	(1) (2) (3)

Robert L. Sockolov (6) Chief Executive Officer of the Rochester division	2005 2004	$ $	244,259 62,500	$ $	-0- -0-	50,000 100,000	$ $	14,550 2,100	(1) (2)

(1)	Other Compensation with respect to fiscal 2005 represents: (i) payments by the Company of insurance premiums for term life insurance for the benefit of the executive officers (Mr. Levin $2,570); (ii) matching contributions made by the Company for the benefit of each of the following executive officers to the Company’s retirement plan (the “401(k) Plan”) established pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (Mr. Levin $6,300, Mr. Hernreich $5,146, Ms. Carlo $6,300, Mr. Cornely $6,300 and Mr. Sockolov $6,150); and (iii) car allowances (Mr. Levin $9,600, Mr. Hernreich $8,400, Ms. Carlo $8,400, Mr. Cornely $8,400 and Mr. Sockolov $8,400).
(2)	Other Compensation with respect to fiscal 2004 represents: (i) payments by the Company of insurance premiums for term life insurance for the benefit of the executive officers (Mr. Levin $2,570); (ii) matching contributions made by the Company for the benefit of each of the following executive officers to the 401(k) Plan (Mr. Levin $6,098, Mr. Hernreich $6,098, Ms. Carlo $6,150 and Mr. Cornely $6,150); and (iii) car allowances (Mr. Levin $9,600, Mr. Hernreich $8,400, Ms. Carlo $8,400, Mr. Cornely $3,618 and Mr. Sockolov $2,100).

(3)	Other Compensation with respect to fiscal 2003 represents: (i) payments by the Company of insurance premiums for term life insurance for the benefit of the executive officers (Mr. Levin $2,571 and Ms. Carlo $458); (ii) matching contributions made by the Company for the benefit of each of the following executive officers to the 401(k) Plan (Mr. Levin $6,000, Mr. Hernreich $6,000 and Mr. Cornely $6,000); and (iii) car allowances (Mr. Levin $9,600, Mr. Hernreich $8,400 and Ms. Carlo $2,077).
(4)	Ms. Carlo joined the Company in August 2003 as the Executive Vice President, General Merchandise Manager of the Company’s Casual Male division.
(5)	Mr. Cornely was promoted to Executive Vice President, Store Development and accordingly became an executive officer of the Company on April 26, 2003. Mr. Cornely joined the Company on May 15, 2002 as a result of the Company’s Casual Male acquisition.
(6)	Mr. Sockolov joined the Company on October 27, 2004 as a result of the Company’s acquisition of Rochester. Mr. Sockolov was appointed a director of the Company and also appointed Chief Executive Officer of the Rochester division.

Chairman Compensation (Direct and Indirect)

Seymour Holtzman, the Chairman of the Board of Directors of the Company, is compensated by the Company both directly (as an executive officer of the Company) and indirectly (as the president and chief executive officer and, together with his wife, the sole shareholder of Jewelcor Management Inc. (“JMI”)).

Since October 1999, the Company has had an ongoing consulting agreement with JMI to assist in developing and implementing a strategic plan for the Company and for other related consulting services as may be agreed upon between JMI and the Company. The consulting agreement dated April 29, 2003, and most recently amended by a letter agreement dated May 26, 2006, is for a three-year term and automatically renews on each anniversary of the agreement’s commencement date for additional one-year periods, unless ninety-days notice by either party is otherwise given. The initial three-year term was from April 29, 2003 until April 28, 2006. On each anniversary of the agreement’s commencement date, the term was extended for a one-year period. Accordingly, as of April 26, 2006, the most recent anniversary of the consulting agreement, the term was extended to April 28, 2009. The consulting agreement with JMI includes a significant disincentive for non-performance, which would require JMI to pay to the Company a penalty equal to 150% of any unearned consulting services.

On April 24, 2006, the Company granted to Mr. Holtzman stock options with respect to 160,000 shares of the Company’s common stock. These stock options have an exercise price of $9.27 per share and will vest ratably over a three-year period, with the first one-third vesting on April 24, 2007.

On May 26, 2006, the Compensation Committee of the Board of Directors increased JMI’s annual consulting fees from $412,000 to $527,000. In addition, JMI will continue to receive $24,000 annually for expense reimbursements. JMI will also be entitled to receive a cash bonus for fiscal 2006 ranging from 80% to 150% of a bonus target of $575,000 if the Company achieves a certain range of EBITDA (earnings before interest, taxes and depreciation and amortization) for fiscal 2006. Mr. Holtzman will continue to receive an annual salary of $24,000.

The following table summarizes the total compensation Mr. Holtzman has received, directly as an officer of the Company and indirectly through JMI, over the past three fiscal years on a combined basis.

	Fiscal 2005		Fiscal 2004		Fiscal 2003
Combined annual compensation	$431,000	(1)	$416,000	(2)	$350,000	(3)
Combined bonus	345,000	(4)	$150,000	(5)	$150,000	(6)

Combined long-term stock-based compensation awards (7)	160,000	(8)	400,000	(9)	200,000	(10)

(1)	For the period February 2005 through April 2005, JMI received a monthly consulting fee of $32,667, payable in cash. Effective May 9, 2005, the Compensation Committee increased the annual consulting fees payable in cash to JMI to $412,000, or $34,333 per month. Mr. Holtzman received an annual salary of $24,000 as payment for his services as an executive officer of the Company.

(2)	JMI received $392,000 in consulting fees, payable in cash. Mr. Holtzman received an annual salary $24,000 in fiscal 2004.
(3)	For the period April 2003 through April 2004, the Company issued to JMI 70,769 non-forfeitable and fully vested shares of Common Stock as payment for services to be rendered under the consulting agreement through April 28, 2004. The fair value of the issued shares as of April 28, 2003 was $276,000, or $3.90 per share. The Compensation Committee and Board of Directors increased the annual compensation to JMI, effective May 1, 2003, by $50,000, to $326,000. The increase of $50,000 for fiscal 2004 was paid to JMI through the issuance of 12,820 non-forfeitable and fully vested shares of Common Stock valued at $3.90 per share. Mr. Holtzman received an annual salary of $24,000 in fiscal 2003.
(4)	Pursuant to the Company’s Executive Incentive Plan for fiscal 2005, on April 14, 2006, JMI received a bonus of $345,000 for services performed in fiscal 2005.
(5)	On July 15, 2004, JMI received a bonus in the amount of $150,000 for services performed in fiscal 2003.
(6)	On July 1, 2003, JMI received a bonus in the amount of $150,000.
(7)	As a result of the Company accelerating substantially all outstanding and unvested stock options held by directors, officers and employees under the Company’s 1992 Stock Incentive Plan, all outstanding options held by Mr. Holtzman are fully vested and exercisable.
(8)	On May 9, 2005, the Compensation Committee granted to Mr. Holtzman a 10-year option to purchase 160,000 shares of the Company’s Common Stock at an exercise price of $6.90 per share.
(9)	On July 15, 2004, the Compensation Committee granted to Mr. Holtzman a 10-year option to purchase 200,000 shares of the Company’s Common Stock at an exercise price of $6.27 per share. On August 31, 2004, the Compensation Committee granted to Mr. Holtzman a 10-year option to purchase 100,000 shares of the Company’s Common Stock at an exercise price of $5.89 per share. On August 31, 2004, the Compensation Committee also granted Mr. Holtzman a 10-year option to purchase an additional 100,000 shares of the Company’s Common Stock at an exercise price of $5.89 per share.
(10)	On July 1, 2003, the Compensation Committee granted to Mr. Holtzman a 10-year option to purchase 200,000 shares of Common Stock at an exercise price of $5.01 per share.

Option Grants Table. The following Option Grants Table sets forth certain information as of January 28, 2006 regarding stock options granted during fiscal 2005 by the Company to the Named Executive Officers.

Option Grants In Fiscal 2005

	Individual Grants				Potential Realizable Value of Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
	Number of Shares of Common Stock Underlying Options Granted (1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date	5%	10%
David A. Levin	200,000	20.41%	$6.90	5/9/15	$867,875	$2,199,365
Dennis R. Hernreich	160,000	16.33%	$6.90	5/9/15	$694,300	$1,759,492
Robert L. Sockolov	50,000	5.10%	$5.97	12/19/15	$187,725	$475,732

(1)	In the fourth quarter of fiscal 2005, the Company’s Board of Directors approved the vesting of substantially all outstanding and unvested options held by directors, officers and employees under the

Company’s 1992 Stock Incentive Plan. Accordingly, the above issuances became fully vested on January 27, 2006. See “Stock-Based Compensation” in Note A to the Notes of the Consolidated Financial Statements for the year ended January 28, 2006 for a complete discussion of the acceleration.

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

Aggregated Option Exercises and Fiscal Year-End Option Value Table. The following table sets forth information for the Named Executive Officers with respect to the exercise of stock options during the fiscal year ended January 28, 2006 and the year-end value of unexercised options.

Aggregated Option Exercises in Fiscal 2005 and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Year-End # of Shares (1)		Value of Unexercised In-The-Money Options at Year End Value of Shares (1),(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
David A. Levin	-0-	-0-	925,000	-0-	$3,062,000	-0-
Dennis R. Hernreich	-0-	-0-	615,000	-0-	1,199,475	-0-
Linda B. Carlo	-0-	-0-	75,000	-0-	47,000	-0-
Joseph H. Cornely III	57,000	$262,848	50,000	-0-	3,750	-0-
Robert L. Sockolov	-0-	-0-	150,000	-0-	271,000	-0-

(1)	As a result of the Company accelerating all stock options outstanding at January 27, 2006, all outstanding options held by the Named Executive Officers at January 28, 2006 were exercisable.
(2)	The value of unexercised in-the-money options at fiscal year end is the difference between the closing price of the Company’s Common Stock on January 28, 2006 of $7.15 per share and the exercise price of the respective options.

Pension Plan

As part of the Casual Male acquisition, the Company assumed Casual Male Corp.’s obligations under its Pension Plan and its Supplemental Plan (see Note I to the Notes to Consolidated Financial Statements). The following table shows the aggregate annual benefits payable under both the Pension Plan and Supplemental Plan to persons in specified compensation and years of service classifications, based on a straight line annuity form of retirement income:

	Representative Years of Service
Average of Highest Five Years of Compensation	10yrs	20yrs	30yrs (maximum)
$ 50,000	$4,977	$9,953	$14,930
100,000	11,977	23,953	35,930
150,000	18,977	37,953	56,930
200,000	25,977	51,953	77,930
250,000 *	32,977	65,953	98,930
267,326 *	35,402	70,805	106,207
300,000 *	39,977	79,953	119,930

(*)	The maximum compensation that may be used as of December 31, 1998 to calculate benefits under the Pension and Supplemental Plans is $267,326.

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

As of January 28, 2006, Mr. Cornely was the only Named Executive Officer of the Company who was a participant in the Pension Plan and Supplemental Plan. As such, Mr. Cornely will be entitled to an accrued benefit under the Pension Plan upon turning 65 year of age of $11,981.38 and a benefit of $4,715.07 under the Supplemental Plan.

401(k) Plan

The Company has a 401(k) Plan for which all eligible employees of the Company may participate. The 401(k) Plan, which is a defined contribution plan, permits each participant to defer up to 15% of such participant’s annual salary up to a maximum annual amount ($14,000 in calendar 2005, $13,000 in calendar 2004 and $12,000 in calendar 2003). The Board of Directors of the Company may determine, from fiscal year to fiscal year, whether and to what extent the Company will contribute to the 401(k) Plan by matching contributions made to such plan by eligible employees. During fiscal 2005, the matching contribution by the Company continued to be 50% of contributions by eligible employees up to a maximum of six percent of salary.

Key Man Insurance

In fiscal 2000, the Company obtained a key man life insurance policy in the amount of $2,000,000 on the life of Mr. Levin. In fiscal 2001, the Company obtained a key man life insurance policy in the amount of $2,000,000 on the life of Mr. Hernreich.

Employment Agreements

The Company has employment agreements, which were most recently amended by letter agreements dated May 26, 2006 (collectively, the “Employment Agreements”), with David A. Levin and Dennis R. Hernreich. The Employment Agreements are for three-year terms, and automatically renew on each anniversary of the agreement’s commencement date for additional one-year periods, unless ninety-day notice by either party is otherwise given. The initial three-year term of Mr. Levin’s Employment Agreement was from April 10, 2000 until April 10, 2003. On each anniversary of the agreement’s commencement date, the term was extended for a one-year period. Accordingly, as of April 10, 2006, the most recent anniversary of Mr. Levin’s agreement’s commencement date, Mr. Levin’s employment with the Company was extended for an additional one-year period thereby extending the agreement to April 10, 2009. The initial three-year term of Mr. Hernreich’s Employment Agreement was from September 4, 2000 until September 4, 2003. On each anniversary of the agreement’s commencement date, the term was extended for a one-year period. Accordingly, as of September 4, 2005, the most recent anniversary of Mr. Hernreich’s agreement’s commencement date, Mr. Hernreich’s Employment Agreement with the Company was extended for an additional one-year period thereby extending the agreement to September 4, 2008.

These Employment Agreements require each executive officer to devote substantially all of the executive officer’s time and attention to the business of the Company as necessary to fulfill his respective duties. The Employment Agreements, as most recently amended, provide that Messrs. Levin and Hernreich would be paid base salaries at annual rates of $750,000 and $575,000, respectively. The Employment Agreements provide that the annual rate of base salary for the renewal term may be increased by the Compensation Committee of the Board of Directors in its sole discretion.

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

Pursuant to the Company’s Executive Incentive Plan for fiscal 2005, on April 14, 2006, Messrs. Levin and Hernreich received bonuses of $450,000 and $345,000, respectively, based on the achievement of certain performance targets in fiscal 2005.

On April 24, 2006, the Company granted to Messrs. Levin and Hernreich stock options with respect to 200,000 and 160,000 shares of the Company’s common stock, respectively. These stock options have an exercise price of $9.27 per share and will vest ratably over a three-year period, with the first one-third vesting on April 24, 2007.

Pursuant to the recent letter agreements dated May 26, 2006, Messrs. Levin and Hernreich will each be entitled to receive a cash bonus for fiscal 2006 ranging from 80% to 150% of their respective annual salaries if the Company achieves a certain range of EBITDA (earnings before interest, taxes and depreciation and amortization) for fiscal 2006.

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

The Company’s employment agreement with Ms. Carlo, which was most recently amended on June 29, 2004, is for a two-year term beginning on August 4, 2004. Pursuant to that agreement, Ms. Carlo receives an annual salary of $303,000 and is entitled to participate in the Company’s bonus program at a bonus incentive rate of 40% of her annual base salary, depending on the performance of the Company and at the sole discretion of the Compensation Committee. Ms. Carlo receives an automobile allowance in the amount of $700 per month and is entitled to vacation and to participate in and receive any other benefits customarily provided by the Company to its senior executives.

On October 29, 2004, the Company entered into an employment agreement with Mr. Sockolov. Under the terms of that employment agreement, which will terminate January 31, 2008, Mr. Sockolov serves as the Chief Executive Officer of the Company’s Rochester division. The Company pays Mr. Sockolov an annual base salary of $250,000, subject to annual increases as determined by the Board of Directors or a committee thereof. Mr. Sockolov receives an automobile allowance of $700 per month and is entitled to six weeks of vacation and other benefits customarily provided by the Company to its senior executives. On December 19, 2005, Mr. Sockolov received an option to purchase 50,000 shares of the Company’s Common Stock at an exercise price of $5.97 per share. This option became fully vested on January 27, 2006 in connection with the Company’s acceleration of all of its outstanding stock options.

The employment agreement provides that in the event Mr. Sockolov’s employment is terminated by the Company for any reason other than “cause” (as defined in the agreement) or death, Mr. Sockolov will be entitled to receive his full compensation and benefits under the employment agreement through January 31, 2008.

Director Compensation

During fiscal 2005, non-employee directors of the Company were paid $3,000 plus expenses for each meeting of the Board of Directors which they attended. During fiscal 2005, non-employee directors of the Company were also paid $3,000 plus expenses for each committee meeting they attended. Non-employee directors received $500 for certain telephonic board or committee meetings. In addition, the Chairman of the Audit Committee receives an additional $10,000 on an annual basis for serving in such capacity.

During fiscal 2005, non-employee directors of the Company were also eligible to participate in the Company’s 1992 Stock Incentive Plan, as amended (the “1992 Plan”). Pursuant to the 1992 Plan, each non-employee director of the Company is entitled to receive a stock option to purchase 15,000 shares of Common Stock upon such director’s election and a stock option to purchase 15,000 shares of Common Stock upon such director’s re-election. Such stock options were originally structured to become exercisable in three equal annual installments commencing with the date of grant. These options became fully vested on January 27, 2006 in connection with the Company’s acceleration of all of its outstanding stock options. All options are granted with a term of ten years.

The 1992 Plan provides that non-employee directors of the Company may elect to receive all or a portion of their directors’ fees, on a current or deferred basis, in shares of Common Stock that are free of any restrictions under the 1992 Plan. A director wishing to receive Common Stock in lieu of cash would enter into an irrevocable agreement with the Company in advance of the beginning of a calendar year. During fiscal 2005, all non-employee directors elected to receive their directors’ fees in Common Stock.

Compensation Committee Interlocks and Insider Participation

For fiscal 2005, the members of the Compensation Committee were Messrs. Choper and Porter. Joseph Pennacchio also served as a member of the Compensation Committee through October 12, 2005 when he retired as a director of the Company. Persons serving on the Compensation Committee had no relationships with the Company in fiscal 2005 other than their relationship to the Company as directors entitled to the receipt of standard compensation as directors and members of certain committees of the Board and their relationship to the Company as beneficial owners of shares of Common Stock and options exercisable for shares of Common Stock. No person serving on the Compensation Committee or on the Board of Directors is an executive officer of another entity for which an executive officer of the Company serves on such entity’s board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to persons known to the Company to be the beneficial owners of more than five percent of the issued and outstanding shares of Common Stock as of May 10, 2006. The Company is informed that, except as indicated, each person has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)
Chilton Investment Company, LLC 1266 East Main Street, 7th Floor Stamford, Connecticut 06902	7,147,945	(2)	19.85%

Seymour Holtzman 100 N. Wilkes Barre Blvd. Wilkes Barre, Pennsylvania 18702	5,873,038	(3)	15.77%

Wellington Management Company, LLP 75 State Street Boston, Massachusetts 02109	3,089,500	(4)	8.75%

Baron Capital Group, Inc. 767 Fifth Avenue New York, New York 10153	2,664,856	(5)	7.24%

Babson Capital Management LLC. 470 Atlantic Avenue Boston, Massachusetts 02210	2,362,850	(6)	6.69%

Century Capital Management LLC 100 Federal Street Boston, Massachusetts 02110	1,991,750	(7)	5.64%

Glenhill Advisors, LLC 598 Madison Avenue, 12th Floor New York, New York 10022	1,810,541	(8)	5.13%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable, or that become exercisable within 60 days, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Percentage ownership is based on 35,316,478 shares of Common Stock outstanding as of May 10, 2006, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d-3(d)(1) under the Exchange Act.

(2)	The Company has received a Schedule 13D dated May 5, 2006, stating that Chilton Investment Company, LLC is the beneficial owner of 7,147,945 shares of the Company’s Common Stock. Includes 697,083 shares that may be issued upon conversion of the Company’s 5% convertible notes due 2024 at a conversion rate of $10.65 per share.
(3)	The Company has received Amendment No. 53 to Schedule 13D dated April 17, 2006, stating that Seymour Holtzman is the beneficial owner of 5,873,038 shares of the Company’s Common Stock. Includes 227,059 shares subject to warrants held by Jewelcor Management, Inc. (“JMI”) exercisable within 60 days. Includes 1,690,000 shares subject to options exercisable within 60 days. Mr. Holtzman is the chairman, president and chief executive officer and, indirectly with his wife, the primary shareholder of JMI.
(4)	The Company has received Form 13F dated March 31, 2006, stating that Wellington Management Company, LLP was the beneficial owner of the number of shares of Common Stock set forth opposite its name in the table.
(5)	The Company has received Amendment No. 3 to Schedule 13G dated February 13, 2006, stating that Baron Capital Group, Inc. was the beneficial owner of the number of shares of Common Stock set forth opposite its name in the table. Includes 1,507,353 shares subject to warrants exercisable within 60 days.
(6)	The Company has received Schedule 13G dated December 31, 2005, stating that Babson Capital Management LLC was the beneficial owner of the number of shares of Common Stock set forth opposite its name in the table.
(7)	The Company has received Form 13F dated March 31, 2006, stating that Century Capital Management LLC was the beneficial owner of the number of shares of Common Stock set forth opposite its name in the table.
(8)	The Company has received Form 13F dated March 31, 2006, stating that Krevlin Advisors, LLC was the beneficial owner of the number of shares of Common Stock set forth opposite its name in the table.

Security Ownership of Management

The following table sets forth certain information as of May 10, 2006, with respect to the directors of the Company, the Named Executive Officers and the directors and executive officers of the Company as a group. Except as indicated, each person has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Title	Number of Shares Beneficially Owned		Percent of Class (1)
Seymour Holtzman Chairman of the Board and Director	5,873,038	(2)	15.77%

David A. Levin Chief Executive Officer, President and Director	1,132,806	(3)	3.13%

Dennis R. Hernreich Chief Financial Officer, Executive Vice President, Chief Operating Officer and Treasurer	592,200	(4)	1.65%

Linda B. Carlo Executive Vice President of Business Development & Global Sourcing	77,000	(5)	*

Joseph H. Cornely III Executive Vice President, Director of Store Development	50,000	(6)	*

Robert L. Sockolov Chief Executive Officer of Rochester division and Director	177,000	(7)	*

Alan S. Bernikow, Director	77,638	(8)	*

Jesse Choper, Director	161,168	(9)	*

James P. Frain, Director	48,337	(10)	*

George T. Porter, Jr., Director	139,576	(11)	*

Directors and Executive Officers as a group (10 persons)	8,328,763	(12)	21.22%

*	Less than 1%
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable, or that become exercisable within 60 days, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 35,316,478 shares of Common Stock outstanding as of May 10, 2006, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d-3(d)(1) under the Exchange Act.
(2)	Mr. Holtzman may be deemed to have shared voting and investment power over 5,873,038 shares of Common Stock, which includes 227,057 shares subject to warrants exercisable within 60 days beneficially owned by JMI, of which Mr. Holtzman is the chairman, president and chief executive officer and indirectly, with his wife, the primary shareholder. Includes 1,690,000 shares subject to stock options exercisable within 60 days.

(3)	Includes 925,000 shares subject to stock options exercisable within 60 days.
(4)	Includes 515,000 shares subject to stock options exercisable within 60 days.
(5)	Includes 75,000 shares subject to stock options exercisable within 60 days.
(6)	Includes 50,000 shares subject to stock options exercisable within 60 days.
(7)	Includes 150,000 shares subject to stock options exercisable within 60 days.
(8)	Includes 64,000 shares subject to stock options exercisable within 60 days and 4,000 shares subject to warrants exercisable within 60 days.
(9)	Includes 105,000 shares subject to stock options exercisable within 60 days.
(10)	Includes 45,000 shares subject to stock options exercisable within 60 days.
(11)	Includes 75,000 shares subject to stock options exercisable within 60 days.
(12)	Includes 3,694,000 shares subject to stock options and 231,057 shares subject to warrants exercisable within 60 days.

Equity Compensation Plan Information

The following is a summary of information with respect to the Company’s equity compensation plans as of January 28, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	4,241,997	$5.80	1,371,779
Equity compensation plans not approved by security holders (2)	1,140,000	$3.21	—

Total	5,381,997	$5.25	1,371,779

(1)	At January 28, 2006, the Company’s only approved equity compensation plan is its 1992 Stock Incentive Plan which provides for the issuance of up to 6,250,000 shares of the Company’s Common Stock.
(2)	The Company’s Board of Directors and the Compensation Committee of the Board of Directors have the reasonable discretion to issue shares outside of the 1992 Plan, subject to the rules of the Nasdaq National Market. Accordingly, at January 28, 2006 there were outstanding options to purchase up to 1,140,000 shares of Common Stock which were issued outside of the 1992 Plan, with exercise prices ranging from $1.14 to $5.35 per share. These options represent grants to consultants of the Company and also options granted to its executives in excess of the 1992 Plan’s annual maximum. At January 28, 2006, all of these options were exercisable.

Item 13. Certain Relationships and Related Transactions

Seymour Holtzman/Jewelcor Management, Inc.

Seymour Holtzman, the Chairman of the Board of Directors of the Company, is compensated by the Company both directly (as an executive officer of the Company) and indirectly (as the president and chief executive officer and, together with his wife, the sole shareholder of JMI). Since October 1999, the Company has had an ongoing consulting agreement with JMI to assist in developing and implementing a strategic plan for the Company and for other related consulting services as may be agreed upon between JMI and the Company. Mr. Holtzman, who became the Company’s Chairman of the Board on April 11, 2000, is the beneficial holder of approximately 15.8% of the outstanding Common Stock of the Company.

A summary of all compensation and consulting fees paid to Mr. Holtzman and JMI are included above under Item 11. Executive Compensation -Chairman Compensation (Direct and Indirect).

During the first quarter of fiscal 2006, the Company paid JMI $370,000 as reimbursement of legal costs incurred by JMI unrelated to the operations of the Company.

Item 14. Principal Accounting Fees and Services

Ernst & Young LLP has served as the Company’s principal accountant and independent auditor since October 2000. Below is a summary of the fees for each of the last two fiscal years

Audit Fees

Ernst & Young LLP billed the Company an aggregate of $483,302 and $822,926 in fees for fiscal years 2005 and 2004, respectively, for professional services rendered in connection with the audits of the Company’s financial statements for the fiscal years ended January 28, 2006 and January 29, 2005 included in the Company’s Annual Reports on Form 10-K, the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q and the filing of SEC registration statements.

In addition, the Company was also billed an aggregate of $330,000 and $443,300 in fees in fiscal years 2005 and 2004, respectively, for services performed related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Audit - Related Fees

For fiscal year 2005, Ernst & Young billed $75,900 in fees for work related to certain transactions. For fiscal year 2004, Ernst & Young LLP billed the Company an aggregate of $57,900 in fees for assurance and related services, including services related to benefit plan audits.

Tax Fees

No fees were billed by Ernst & Young for fiscal 2005. For fiscal 2004, Ernst & Young LLP billed the Company an aggregate of $144,544 in fees for professional services related to tax compliance, tax planning and tax advice. Tax compliance services consisted of preparation of original and amended income tax, sales and use tax, property, and all other tax returns; claims for refunds; and tax payment planning services. Tax advisory services consisted of a wide range of services, including assistance with tax audits and appeals, tax advice related to mergers and acquisitions, and requests for rulings or technical advice from taxing authorities.

All Other Fees

Ernst & Young LLP did not bill the Company in fiscal 2005 or 2004 for services other than those described above.

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules

15(a)(3) Exhibits

Index to Exhibits

Exhibits

3.1	Restated Certificate of Incorporation of the Company, as amended (included as Exhibit 3.1 to Amendment No. 3 of the Company’s Registration Statement on Form S-1 (No. 33-13402), and incorporated herein by reference).	*

3.2	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated June 22, 1993 (included as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on June 18, 1996, and incorporated herein by reference).	*

3.3	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated August 8, 2002 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on September 17, 2002, and incorporated herein by reference).	*

3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company establishing Series A Junior Participating Cumulative Preferred Stock dated May 1, 1995 (included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on May 3, 1996, and incorporated herein by reference).	*

3.5	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series B Convertible Preferred Stock dated May 14, 2002 (included as Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2002, and incorporated herein by reference).	*

3.6	By-Laws of the Company, as amended (included as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on December 12, 2000, and incorporated herein by reference).	*

4.1	Indenture, dated as of November 18, 2003, between the Company and U.S. Bank National Association, as Trustee (included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).	*

10.1	1992 Stock Incentive Plan, as amended (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).	*

10.2	Executive Incentive Program for fiscal year ending January 28, 2006 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2005, and incorporated herein by reference).	*

10.3	Fourth Amended and Restated Loan and Security Agreement dated October 29, 2004, by and among Fleet Retail Group, Inc., as Administrative Agent and Collateral Agent, the Lenders identified herein, the Company, as Borrowers’ Representative and the Company and Designs Apparel, Inc. as Borrowers (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2004, and incorporated herein by reference).	*

10.4	Second Amendment to the Fourth Amended and Restated Loan and Security Agreement dated December 15, 2005, by and among the Company and Fleet Retail Group, Inc. (d/b/a Bank of America Retail Group, LLC) (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 16, 2005, and incorporated herein by reference).	*

10.5	Third Amendment to the Fourth Amended and Restated Loan and Security Agreement dated January 31, 2006, by and among the Company and Fleet Retail Group, Inc. (d/b/a Bank of America Retail Group, LLC) (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 3, 2006, and incorporated herein by reference).	*

10.6	Note Agreement, dated as of July 2, 2003, among the Company, certain subsidiaries of the Company, and the Initial Purchasers identified on the signature pages thereto (the “Note Agreement”) (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003 and incorporated herein by reference).	*

10.7	Form of 12% Senior Subordinated Note due 2010 (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference).	*

10.8	Form of Warrant issued to the Initial Purchasers under the Note Agreement (included as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference).	*

10.9	Form of Option Agreement between the Company and the Chairman and Executive Officers of the Company (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 8, 2005, and incorporated herein by reference).	*

10.10	Form of Option Agreement between the Company and non-employee directors of the Company (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on September 8, 2005, and incorporated herein by reference).	*

10.11	Consulting Agreement dated as of October 28, 1999 between the Company and Jewelcor Management, Inc. (included as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on April 28, 2000, and incorporated herein by reference).	*

10.12	Extension to Consulting Agreement, dated as of April 28, 2001, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on September 18, 2001, and incorporated herein by reference).	*

10.13	Extension to Consulting Agreement, dated as of April 28, 2002, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed on June 18, 2002, and incorporated herein by reference).	*

10.14	Extension to Consulting Agreement, dated as of April 29, 2003, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on May 5, 2003, and incorporated herein by reference).	*

10.15	Amendment to Consulting Agreement, effective as of May 1, 2003, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference).	*

10.16	Amendment to Consulting Agreement, dated as of August 26, 2004, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2004, and incorporated herein by reference).	*

10.17	Amendment to Consulting Agreement, effective May 9, 2005, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2005, and incorporated herein by reference).	*

10.18	Employment Agreement dated as of March 31, 2000 between the Company and David A. Levin (included as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on April 28, 2000, and incorporated herein by reference).	*

10.19	First Amendment to Employment Agreement dated April 10, 2001 between the Company and David A. Levin (included as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on June 19, 2001, and incorporated herein by reference).	*

10.20	Second Amendment to Employment Agreement dated as of January 10, 2003 between the Company and David A. Levin (included as Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on May 5, 2003, and incorporated herein by reference).	*

10.21	Third Amendment to Employment Agreement, dated as of July 9, 2003, between the Company and David A. Levin (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference).	*

10.22	Fourth Amendment to Employment Agreement dated as of June 29, 2004 between the Company and David A. Levin (included as Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on April 11, 2005, and incorporated herein by reference).	*

10.23	Fifth Amendment to Employment Agreement dated as of May 9, 2005 between the Company and David A. Levin.

10.24	Employment Agreement dated as of August 14, 2000 between the Company and Dennis R. Hernreich (included as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed on September 12, 2000, and incorporated herein by reference).	*

10.25	First Amendment to Employment Agreement dated April 25, 2001 between the Company and Dennis R. Hernreich (included as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed on June 19, 2001, and incorporated herein by reference).	*

10.26	Second Amendment to Employment Agreement dated as of January 10, 2003 between the Company and Dennis R. Hernreich (included as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on May 5, 2003, and incorporated herein by reference).	*

10.27	Third Amendment to Employment Agreement, dated as of July 9, 2003, between the Company and Dennis R. Hernreich (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference).	*

10.28	Fourth Amendment to Employment Agreement, dated as of June 29, 2004, between the Company and Dennis R. Hernreich (included as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on April 11, 2005, and incorporated herein by reference).	*

10.29	Fifth Amendment to Employment Agreement, dated as of May 9, 2005, between the Company and Dennis R. Hernreich.

10.30	Employment Agreement dated as of July 9, 2003 between the Company and Linda Carlo (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).	*

10.31	First Amendment to Employment Agreement, dated as of June 29, 2004, between the Company and Linda B. Carlo (included as Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on April 11, 2005, and incorporated herein by reference).	*

10.32	Severance Compensation Agreement dated as of May 7, 2002 by and between Casual Male Corp. and Joseph H. Cornely, III (included as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).	*

10.33	Employment Agreement dated October 29, 2004 between the Company and Robert L. Sockolov (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 4, 2004, and incorporated herein by reference).	*

10.34	Employment Agreement dated March 9, 2005 between the Company and Ronald Ramseyer (included as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on April 11, 2005, and incorporated herein by reference).	*

10.35	Asset Purchase Agreement entered into as of May 2, 2002, by and among the Company and Casual Male Corp. and certain subsidiaries (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).	*

10.36	Amended and Restated Note Agreement, dated as of April 26, 2002, and amended and restated as of May 14, 2002, among the Company, certain subsidiaries of the Company and the purchasers identified therein (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).	*

10.37	Form of Warrant to Purchase Shares of Common Stock (aggregating 787,500 shares) (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).	*

10.38	Form of Warrant to Purchase Shares of Common Stock (aggregating 927,500 shares) (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).	*

10.39	Form of Warrant to Purchase Shares of Common Stock (aggregating 1,176,471 shares) (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).	*

10.40	Registration Rights Agreement entered into as of April 26, 2002, by and between the Company and the persons identified therein (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).	*

10.41	Purchase Agreement dated November 12, 2003 by and between the Company and Thomas Weisel Partners LLC (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).	*

10.42	Registration Rights Agreement dated November 18, 2003 by and between the Company And Thomas Weisel Partners LLC (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).	*

10.43	Form of Warrant to Purchase Shares of Common Stock (aggregating 500,000 shares) (included as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed on September 17, 2002, and incorporated herein by reference).	*

10.44	Asset Purchase Agreement by and among the Company and Rochester Big & Tall Clothing, Inc., dated as of August 18, 2004 (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2004, and incorporated herein by reference).	*

10.45	Asset Purchase Agreement by and among the Company, Designs JV, LLC, Designs Apparel, Inc. and Hub Holding Corp., dated as of November 24, 2004 (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2004, and incorporated herein by reference).	*

10.46	Contribution Agreement dated January 30, 2006 by and among the Company, Spirit SPE Canton, LLC and Spirit Finance Acquisitions, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference).	*

10.47	Membership Interest Purchase Agreement dated January 30, 2006 by and between the Company and Spirit Finance Acquisitions, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference).	*

10.48	Lease Agreement dated February 1, 2006 by and between the Company and Spirit SPE Canton, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference).	*

10.49	Buying Agency Agreement effective November 16, 2005 by and between Designs Apparel, Inc. and Li & Fung (included as Exhibit 10.47 to the Company’s Annual Report on Form 10K filed on March 31, 2006, and incorporated herein by reference).	*

21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Company’s Annual Report on Form 10K filed on March 31, 2006, and incorporated herein by reference).	*

23.1	Consent of Independent Registered Public Accounting Firm (included as Exhibit 23.1 to the Company’s Annual Report on Form 10K filed on March 31, 2006 and incorporated herein by reference).	*

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 32.1 to the Company’s Annual Report on Form 10K filed on March 31, 2006, and incorporated herein by reference).	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 32.2 to the Company’s Annual Report on Form 10K filed on March 31, 2006, and incorporated herein by reference).	*

*	Previously filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.

May 30, 2006

	By:	/s/ Dennis R. Hernreich
Dennis R. Hernreich
Executive Vice President and
Chief Financial Officer