Form 10-Q
period 2006-04-29
CASUAL MALE RETAIL GROUP INC
filed 2006-05-30
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 29, 2006	Commission File Number 0-15898

CASUAL MALE RETAIL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock outstanding as of May 25, 2006 was 35,325,156.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 29, 2006	January 28, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,769	$5,568
Accounts receivable	4,168	4,963
Assets held for sale	—	26,629
Inventories	103,301	91,546
Prepaid expenses and other current assets	4,024	3,253

Total current assets	120,262	131,959

Property and equipment, net of accumulated depreciation and amortization	50,566	51,273

Other assets:
Goodwill	55,195	53,861
Other intangible assets	35,676	35,757
Other assets	10,963	10,981

Total assets	$272,662	$283,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term debt	$3,438	$9,063
Current portion of deferred gain on sale-leaseback	1,465	—
Accounts payable	28,426	28,195
Accrued expenses and other current liabilities	21,656	24,037
Notes payable	—	37,387

Total current liabilities	54,985	98,682

Long-term liabilities:
Convertible Notes	94,750	94,750
Other long-term debt, net of current portion	—	687
Deferred gain on sale-leaseback, net of current portion	27,477	—
Other long-term liabilities	1,040	555

Total long-term liabilities	123,267	95,992

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding at April 29, 2006 and January 28, 2006	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 40,490,329 and 39,635,937 shares issued at April 29, 2006 and January 28, 2006, respectively	405	396
Additional paid-in capital	159,982	156,177
Accumulated deficit	(42,494)	(43,881)
Treasury stock at cost, 5,171,930 shares at April 29, 2006 and January 28, 2006	(23,362)	(23,362)
Accumulated other comprehensive loss	(121)	(173)

Total stockholders’ equity	94,410	89,157

Total liabilities and stockholders’ equity	$272,662	$283,831

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 29, 2006	April 30, 2005
Sales	$102,864	$97,298
Cost of goods sold, including occupancy	57,860	57,059

Gross profit	45,004	40,239

Expenses:
Selling, general and administrative	39,359	37,162
Depreciation and amortization	3,250	2,978

Total expenses	42,609	40,140

Operating income	2,395	99
Other income, net	1,112	—
Interest expense, net	(1,219)	(1,980)

Income (loss) before provision for income taxes	2,288	(1,881)
Provision for income taxes	901	—

Net income (loss)	$1,387	$(1,881)

Net income (loss) per share - basic and diluted	$0.04	$(0.05)
Weighted average number of common shares outstanding
- Basic	34,887	34,234
- Diluted	37,118	34,234

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 29, 2006	April 30, 2005
Cash flows from operating activities:
Net income (loss)	$1,387	$(1,881)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	3,250	2,978
Gain on sale of subsidiary	(1,483)	—
Issuance of common stock to related party	50	51
Issuance of common stock to Board of Directors	40	3
Stock based compensation expense	52	—
Loss on disposal of fixed assets	37	105

Changes in operating assets and liabilities:
Accounts receivable	(247)	519
Inventories	(11,814)	(12,302)
Prepaid expenses	(792)	1,562
Other intangibles	(1,253)	—
Other assets	(691)	(268)
Accounts payable	645	2,876
Accrued expenses and other current liabilities	(1,550)	1,630
Amortization of deferred gain from sale-leaseback	(366)	—

Net cash used for operating activities	(12,735)	(4,727)

Cash flows from investing activities:
Additions to property and equipment	(2,543)	(1,763)
Net proceeds from sale-leaseback of corporate headquarters	55,938	—
Net proceeds from sale of subsidiary, LP Innovations, Inc.	2,570	—

Net cash provided for (used for) investing activities	55,965	(1,763)

Cash flows from financing activities:
Net borrowings (repayments) under credit facility	(37,387)	8,090
Principal payments on long-term debt	(6,312)	(1,629)
Issuance of common stock under option program and warrants	3,670	114

Net cash (used for) provided by financing activities	(40,029)	6,575

Net change in cash and cash equivalents	3,201	85
Cash and cash equivalents:
Beginning of the period	5,568	5,731

End of the period	$8,769	$5,816

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC,

Notes to Consolidated Financial Statements

1. Basis of Presentation

In the opinion of management of Casual Male Retail Group, Inc., a Delaware corporation (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company’s audited consolidated financial statements for the fiscal year ended January 28, 2006 (included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2006).

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

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2006 is a 53-week period ending on February 3, 2007, with the fourth quarter containing 14 weeks.

Goodwill and Intangibles

Below is a table showing the changes in the carrying value of the Company’s goodwill and intangible assets from January 28, 2006 to April 29, 2006:

(in thousands)	January 28, 2006	Additions		Amortization	April 29, 2006
Goodwill	$53,861	$1,334	(1)	$—	$55,195
Trademarks	33,200	—		—	33,200
Other intangibles	2,557	—		81	2,476

(1)	During the first quarter of fiscal 2006, certain earn-out provisions from the Company’s Rochester acquisition were met and, accordingly, the Company made a payment of $1.3 million based on the performance of the Rochester division.

2. Sale-Leaseback of Corporate Offices

On January 30, 2006, the Company entered into a sale-leaseback transaction with Spirit Finance Corp. (“Spirit”), a third party real estate trust. Pursuant to the sale-leaseback transaction, the Company sold to Spirit its rights, title and interest in its headquarters and distribution center property for $56.0 million, net of transaction costs. The property consists of a 755,992 gross square foot building located on approximately 27.3 acres in Canton, MA. The transaction funded and closed on February 1, 2006.

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

During the first quarter of fiscal 2006, the Company realized a gain of approximately $29.3 million on the sale of property, net of approximately $1.0 million of transaction costs. The gain is being deferred and will be amortized over the initial term of the related lease agreement of 20 years in accordance with SFAS No. 98, Accounting for Leases. The annual recognition of the gain of approximately $1.5 million will partially offset the expected annual rent pursuant to the lease of $4.6 million. For the first quarter of fiscal 2006, the Company recognized income of $366,000 related to the amortization of the deferred gain which was included as an offset to selling, general and administrative expenses in the Consolidated Statement of Operations.

The Company used the net proceeds from the sale of approximately $56.0 million to reduce consolidated outstanding borrowings under its Amended Credit Facility (defined below) and to repay in full its term loan.

3. Sale of LP Innovations, Inc. subsidiary

On April 25, 2006, the Company sold its loss prevention subsidiary, LP Innovations, Inc. (“LPI”), to a private equity group for a purchase price of $5.2 million. The Company received $3.0 million of the purchase price in cash at the closing and entered into a note for the remaining purchase price of $2.2 million. The note requires LPI to make quarterly payments to the Company commencing on the first anniversary of the note. The note bears interest at 6.0% annually. Although the note is unsecured, if the principal and any accrued interest on the note are unpaid at any point during the term of the note, the Company has the right to offset amounts owed under the note against its payable to LPI for services rendered pursuant to the loss prevention contract described below. The Company recognized an initial gain on the sale of LPI in the amount of $1.5 million which was recognized as other income for the first quarter of fiscal 2006. Due to the uncertainty regarding the collection of the note, the Company has fully reserved the balance of the note on the Consolidated Balance Sheet at April 29, 2006 and is treating the amount as a contingent gain and, accordingly, will recognize income as the note is repaid to the Company. Such amounts recognized as income will be disclosed in future filings and will be included in “other income” on the Consolidated Statement of Operations.

As part of the sale, the Company entered into a five-year contract with LPI whereby the Company will continue to use LPI for its loss prevention needs. The Company’s current fees to LPI will remain in effect for the first three years of the contract with normal CPI index increases after that.

The Company also entered into an agreement with LPI to provide, for a fee, transitional services to LPI for a period of six months from the date of the sale. These transitional services include enabling LPI to maintain its space at the Company’s corporate headquarters and utilize the facilities, as well as support from the Company’s human resource and information technology staff.

4. Debt

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

The Company’s obligations under the Amended Credit Facility are secured by a lien on all of its assets. The Amended Credit Facility includes certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company. The Company is also subject to a financial covenant requiring minimum levels of EBITDA if a minimum excess availability level of $12.5 million is not maintained. The Company was in compliance with all debt covenants under the Amended Credit Facility at April 29, 2006.

The Company had no outstanding borrowings under the Amended Credit Facility at April 29, 2006. Outstanding standby letters of credit were $4.4 million and outstanding documentary letters of credit were $1.5 million. Average borrowings outstanding under this facility during the first three months of fiscal 2006 were approximately $1.4 million, resulting in an average unused excess availability of approximately $70.0 million. Unused excess availability at April 29, 2006 was $74.0 million.

The fair value of amounts outstanding under the Amended Credit Facility approximates the carrying value at April 29, 2006. At the Company’s option, any portion of the outstanding borrowings can be converted to LIBOR-based contracts; the remainder bears interest based on prime. At April 29, 2006, the prime-based interest rate was 7.75%. The Company had no outstanding LIBOR contracts.

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

Each Convertible Note holder has the right to require the Company to redeem the Convertible Notes for cash or delivery of shares of our common stock, at the Company’s option, on January 1, 2009, 2014, or 2019. The purchase price payable for each Convertible Note will be equal to 100% of its principal amount plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date. In addition, on or after January 6, 2007, the Company has the option to redeem the Convertible Notes, for cash or delivery of shares at the option of the Convertible Note holder, in whole or in part, at the redemption price, which is 100% of the principal amount plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date.

Other Long-Term Debt

Components of other long-term debt are as follows (in thousands):

	April 29, 2006	January 28, 2006
5% senior subordinated notes due 2007	$3,438	$4,125
Term loan	—	5,625

Total other long-term debt	3,438	9,750
Less: current portion of long-term debt	(3,438)	(9,063)

Other long-term debt, less current portion	$—	$687

5% senior subordinated notes due 2007

The Company has $3.4 million principal amount of its 5% senior subordinated notes due 2007 outstanding at April 29, 2006. These notes were issued in May 2002 through a private placement with the Kellwood Company. The Company makes quarterly principal payments in the amount of $687,500. The final quarterly payment is due June 2007. Accrued interest is payable quarterly.

Term loan

In connection with the Company’s acquisition of Rochester Big & Tall Clothing in October 2004, the Company had entered into a 3-year term loan for $7.5 million with Bank of America Retail Group, LLC, the proceeds of which were used for the acquisition. The loan required principal payments in the amount of approximately $1.9 million on each of the first two anniversaries of the loan with the remaining balance due at maturity. The term loan accrued interest at the prevailing LIBOR rate plus 5% per annum. During the first quarter of fiscal 2006, the Company prepaid in full the remaining balance of $5.6 million.

5. Equity

Earnings Per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share (in thousands):

	For the three months ended
	April 29, 2006	April 30, 2005
Basic weighted average common shares outstanding	34,887	34,234
Stock options, excluding the effect of anti-dilutive options and warrants totaling 2,027 shares for the three months ended April 30, 2005	2,231	—

Diluted weighted average common shares outstanding	37,118	34,234

In addition, the following potential Common Stock equivalents were also excluded from the computation of diluted earnings per share in each period because the exercise price of such options and warrants was greater than the average market price per share of Common Stock for the respective periods. Convertible notes were also excluded because they were anti-dilutive using the ‘if-converted’ method.

	For the three months ended
(in thousands)	April 29, 2006	April 30, 2005
Options	881	1,149
Warrants	—	1,868
Convertible notes at $10.65 per share	8,897	9,390
Range of exercise prices and conversion rates of such options, warrants and convertible notes	$9.27 - $10.65	$6.20 - $10.65

The above options, warrants and convertible notes which were outstanding and out-of-the-money at April 29, 2006 expire from March 29, 2014 to April 27, 2024.

6. Stock Based Compensation

At April 29, 2006, the Company has one share-based compensation plan, the 1992 Stock Incentive Plan, as amended most recently on August 7, 2003 (the “1992 Plan”). Under the terms of the 1992 Plan up to 6,930,000 shares of Common Stock can be issued pursuant to “incentive stock options” (as defined in Section 422 of the Internal Revenue Code of 1986, as amended), options which are not “incentive stock options,” conditioned stock awards, unrestricted stock awards and performance share awards. The 1992 Plan is administered by the Compensation Committee, all of the members of which are non-employee directors who qualify as independent under the listing standards of the Nasdaq National Market. The Compensation Committee makes all determinations with respect to amounts and conditions covering awards under the 1992 Plan. Options have never been granted at a price less than fair value on the date of the grant. Options granted to employees and executives typically vest over three years and options granted to directors vest over two years. Options granted under the 1992 Plan expire ten years from the date of grant. The 1992 Plan, as amended, terminates on the earlier of (i) the date when all shares issuable thereunder have been issued or (ii) April 2, 2007.

Effect of Adoption of SFAS 123R, Share-Based Payment

Prior to January 30, 2006, the Company’s share-based payments to its employees and directors were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under this method, no compensation expense was recognized as long as the exercise price equaled or exceeded the market price of the underlying stock on the date of the grant. The Company elected the disclosure-only alternative permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), for fixed stock-based awards to employees.

On January 27, 2006, the Company’s Board of Directors approved the accelerated vesting of 965,000 outstanding and unvested options held by directors, officers and employees under our 1992 Plan. As a result of the acceleration, these options to acquire 965,000 shares of the Company’s common stock, which otherwise would have vested from time to time over the following three years, became immediately exercisable. This action was taken to eliminate, to the extent permitted, the transition expense that the Company otherwise would incur in connection with the adoption of SFAS No. 123R. Under the accounting guidance of APB Opinion No. 25, the accelerated vesting resulted in a charge for stock-based compensation of approximately $30,000, which was recognized in the fourth quarter of fiscal 2005.

As of January 29, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by SFAS 148, and requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may differ from the Company’s current estimates. Prior periods have not been restated to incorporate the stock-based compensation charge.

The compensation expense recognized in connection with the adoption of SFAS 123R decreased the Company’s income before taxes and net income by $52,000 and $31,000, respectively, with no impact to earnings per share for the first quarter of fiscal 2006. There was no impact on cash flows from operations, investment, or financing in connection with the adoption of SFAS 123R. The total compensation cost related to nonvested awards not yet recognized is approximately $2.1 million which will be expensed over a weighted average remaining life of 35.2 months.

Valuation Assumptions for Stock Options

For the first quarter of fiscal 2006, 570,000 stock options were granted. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants for the three months ended April 29, 2006 and April 30, 2005:

	April 29, 2006	April 30, 2005
Expected volatility	45.0%	65.0%
Risk-free interest rate	4.50%-4.91%	3.97%-4.15%
Expected life	4.0 yrs.	4.5 yrs.
Dividend rate	—	—

Expected volatilities are based on historical volatilities of the Company’s common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

Fair Value Disclosures — Prior to SFAS 123R Adoption

For the first quarter of fiscal 2005, had compensation costs for the Company’s grants for stock-based compensation been determined consistent with SFAS 123R, the Company’s net loss and loss per share would have been as indicated below:

(in thousands, except per share amounts)	For the three months ended April 30, 2005 (1)
Net loss – as reported	$(1,881)
Net loss – pro forma	$(1,892)
Loss per share – diluted as reported	$(0.05)
Loss per share – diluted pro-forma	$(0.06)

(1)	The Company accelerated all options outstanding as of January 27, 2005. Accordingly, the only pro forma adjustment for the first quarter of fiscal 2005 related to options granted since January 27, 2005.

Stock Option Activity-1992 Plan

The following table summarizes stock option activity under the 1992 Plan for the quarter ended April 29, 2006:

	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)
Outstanding at beginning of year	4,241,997	$5.80
Options granted	574,604	9.08
Options canceled	(13,000)	9.38
Options exercised	(332,520)	4.71

Outstanding at end of quarter	4,471,081	$6.29	7.9 years	$14,272
Vested and expected to vest at end of quarter	4,469,081	$6.29	7.9 years	$14,267
Options exercisable at end of quarter	3,886,081	$5.87	7.5 years	$14,044

The weighted-average grant-date fair value of options granted were $3.74 and $3.35 per share for the first quarter of fiscal 2006 and 2005, respectively. The total intrinsic value of options exercised during the first quarter of fiscal 2006 and fiscal 2005 were $1.2 million and $61,000, respectively.

Options granted outside of the Company’s 1992 Plan

Below is a summary of options granted outside of the Company’s 1992 Plan. These outstanding options represent options which have been granted to consultants of the Company prior to August 2003 and options granted to its executives in excess of the 1992 Plan’s annual maximum grant which was 500,000 as of August 7, 2003.

	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)
Outstanding at beginning of year	1,140,000	$3.21
Options granted	—	—
Options canceled	—	—
Options exercised	(27,186)	$3.68

Outstanding at end of quarter	1,112,814	$3.20	5.4 years	$6,921
Vested and expected to vest at end of quarter	1,112,814	$3.20	5.4 years	$6,921
Options exercisable at end of quarter	1,112,814	$3.20	5.4 years	$6,921

The total intrinsic value of options exercised outside of the Company’s 1992 Plan during the first quarter of fiscal 2006 was $163,700. There were no such exercises during the first quarter of fiscal 2005.

7. Income Taxes

During the fourth quarter of fiscal 2005, the Company determined that it is more likely than not that it will be able to realize the benefits of a portion of its deferred tax assets and a portion of the Company’s valuation allowance was reversed at that time. As such, for the first quarter of fiscal 2006, the Company began recording an income tax provision on its pretax earnings at its effective rate of 39.5%. Approximately $0.3 million of this provision related to deferred income taxes for which the Company recorded a corresponding offset to the valuation allowance. Based on net operating loss carryforwards available to the Company, management expects that cash payments for taxes will continue to be minimal at this time. At April 29, 2006, the Company had total gross deferred tax assets of approximately $43.3 million, with a corresponding valuation allowance of $40.2 million. These tax assets principally relate to federal net operating loss carryforwards that expire from 2018 through 2024. The ability to reduce the Company’s corresponding valuation allowance of $39.9 million in the future is dependent upon the Company’s continued ability to achieve sustained taxable income.

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

During the first quarter of fiscal 2006, the Company paid JMI a cash bonus, pursuant to the Executive Incentive Plan for fiscal 2006, for services rendered in fiscal 2005 of $375,000.

During the first quarter of fiscal 2006, the Company made a payment, which was approved by the Board of Directors of the Company, to JMI for $370,000 as reimbursement for legal services unrelated to the operations of the Company.

On May 26, 2006, subsequent to the end of the first quarter of fiscal 2006, the Compensation Committee of the Board of Directors increased JMI’s annual consulting fees from $412,000 to $527,000. JMI will also be entitled to receive a cash bonus for fiscal 2006 ranging from 80% to 150% of a bonus base of $575,000 if the Company achieves a certain range of EBITDA (earnings before interest, taxes and depreciation and amortization) for fiscal 2006.

9. Subsequent Event -Acquisition

On May 2, 2006, subsequent to the end of the first quarter of 2006, the Company purchased from JM Leather, Inc., Jared M., an apparel company specializing in selling custom clothing to professional athletes, almost all of whom are big & tall. The Company sees this acquisition as a future growth opportunity for its Rochester division. Initially, the Company plans to open several Jared M. shops within the Company’s existing Rochester Big & Tall stores and then expand the business to catalog and internet. This acquisition fits into the Company’s long-term strategy to gain market share in the big & tall market.

Pursuant to the terms of the asset purchase agreement, the Company paid a purchase price of approximately $2.8 million, plus assumed liabilities. In addition, the Company is subject to pay an earn-out provision of up to an additional $1.0 million over the next twelve to twenty-four months if the Jared M. business achieves certain earning levels specified in the agreement. In accordance with the terms of the agreement, the Company also issued to Jared Margolis, the founder of Jared M., an option to acquire 100,000 shares of the Company’s common stock at an exercise price of $9.42 per share. The option will vest ratably over four-years with the first one-fourth vesting on May 2, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause the Company’s actual results to differ materially from such forward-looking statements. The Company encourages readers to refer to Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended January 28, 2006, previously filed with the Securities and Exchange Commission on March 31, 2006, which identifies certain risks and uncertainties that may have an impact on future earnings and the direction of the Company.

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

BUSINESS SUMMARY

Casual Male Retail Group, Inc. together with its subsidiaries (the “Company”) is the largest specialty retailer of big and tall men’s apparel with retail operations throughout the United States, Canada and London, England. The Company operates 487 Casual Male XL and Casual Male Big & Tall stores, 13 Casual Male at Sears Canada stores, 23 Rochester Big & Tall stores and a direct to consumer business, which includes a catalog business and two e-commerce sites.

Unless the context indicates otherwise, all references to “we,” “ours,” “our,” “us” and “the Company” refer to Casual Male Retail Group, Inc. and its consolidated subsidiaries. The Company refers to its fiscal years which end on February 3, 2007 and January 28, 2006 as “fiscal 2006” and “fiscal 2005,” respectively.

SUMMARY OF SIGNIFICANT EVENTS

Summary

The first quarter of fiscal 2006 has been a continuation of the positive operating results and performance that the Company reported for fiscal 2005. The Company’s strategic objective continues to be in growing its market share of the big & tall men’s market and improving its overall profitability. During the first quarter of fiscal 2006, the Company completed several transactions towards meeting those objectives:

Re-Branding Initiative

During the first quarter of fiscal 2006, the Company continued its initiative of re-branding all of its full-price Casual Male Big & Tall business to “Casual Male XL” as part of its strategy to remove the stigma associated with “big & tall” so as to appeal to a broader group of its target market, a younger demographic and the smaller and taller market segment of the big & tall market. This re-branding included the re-engineering of the look and feel of its Casual Male brand in all communications, including its store fronts and in-store signage, as well as throughout its catalog and website. The Company tested this re-branding during the third quarter of fiscal 2005 in six markets, representing 24 stores, and based on the positive performance of these stores during the fourth quarter of fiscal 2005, the Company continued the roll-out and by the end of May 2006 has completed the conversion of all stores, its website and catalog.

Sale-Leaseback Transaction

On January 30, 2006, the Company entered into a sale-leaseback transaction with Spirit Finance Corp. (“Spirit”), a third party real estate trust. Pursuant to the sale-leaseback transaction, the Company sold to Spirit its rights, title and interest in its headquarters and distribution center property for $57.0 million. The property consists of a 755,992 gross square foot building located on approximately 27.3 acres in Canton, MA. At the closing, the Company entered into a Lease Agreement with SPE, a wholly-owned subsidiary of Spirit (the “Lease Agreement”) whereby the Company agreed to lease the property back for an annual rent of $4.6 million, payable monthly and in advance. The initial period of the Lease Agreement is for 20 years and will expire January 31, 2026 unless an option period is exercised.

During the first quarter of fiscal 2006, the Company recognized a gain of approximately $29.3 million on the sale of property, net of approximately $1.0 million of transaction costs. The gain has been deferred and will be amortized over the initial term of the related lease agreement of 20 years.

Sale of LPI

On April 25, 2006, the Company sold its loss prevention subsidiary, LP Innovations, Inc. (“LPI”), to a private equity firm for a purchase price of $5.2 million. The Company received $3.0 million of the purchase price in cash at the closing and entered into a note for the remaining purchase price of $2.2 million. The Company recognized an initial gain on the sale of LPI in the amount of $1.5 million which was recorded as other income for the first quarter of fiscal 2006. Due to the uncertainty regarding the collection of the note, the Company has fully reserved the balance of the note on the Consolidated Balance Sheet at April 29, 2006 and is treating the amount as a contingent gain and, accordingly, will recognize income as the note is repaid to the Company. Such amounts recognized as income will be disclosed in future filings and will be included in “other income” on the Consolidated Statement of Operations. See Note 3 of the Notes to the Consolidated Financial Statements, for a complete description of the sale.

Subsequent Event- Acquisition

On May 2, 2006, subsequent to the end of the first quarter of 2006, the Company acquired Jared M., an apparel company specializing in selling custom clothing to professional athletes, almost all of whom are big & tall, for a purchase price of approximately $2.8 million, plus assumed liabilities. The Company sees this acquisition as a future growth vehicle for its Rochester division. Utilizing the Company’s existing real estate and sourcing capabilities, the Company sees significant growth opportunities from this business. Initially, the Company plans to open several Jared M. shops within the Company’s existing Rochester Big & Tall stores and then expand the business to catalog and internet. This acquisition fits into the Company’s long-term strategy to gain market share in the big & tall market. See Note 9 of the Notes to the Consolidated Financial Statements, for a complete description of the sale.

RESULTS OF OPERATIONS

Sales

For the first quarter of fiscal 2006, sales, which include its e-commerce and catalog businesses, increased 5.8% to $102.9 million as compared to sales of $97.3 million for the first quarter of fiscal 2005. This increase of approximately $5.6 million was due to increases from all of its businesses. The retail store operations had an increase of 3.2% over the prior year’s first quarter while the Company’s direct business, which includes internet and catalog, increased by 20.8%. For the first quarter of fiscal 2006, the direct business represented approximately 14% of total consolidated sales, up from 12% for the first quarter of fiscal 2005.

Comparable store sales, which include stores that have been open for at least one full year, e-commerce and catalog sales increased 5.4% for the first quarter of fiscal 2006 as compared to the same period of the prior year.

Gross Profit Margin

For the first quarter of fiscal 2005, the Company’s gross margin rate, inclusive of occupancy costs, was 43.8% which was an increase of 2.4 percentage points as compared to a gross margin rate of 41.4% for the first quarter of fiscal 2005. This increase was attributable to improved merchandise margins of approximately 1.8 percentage points over the prior year and improved occupancy rates as a percent of sales of 0.6 percentage points. The improvement in merchandise margin was due to a decrease in promotional markdowns, less clearance of its fashion inventory and improved initial margins related to its direct sourcing initiatives. The improvement in occupancy costs, as a percent to sales, was principally due to the leveraging of the sales for the first quarter of fiscal 2006.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses as a percentage of sales for the first quarter of fiscal 2006 were 38.3% of sales as compared to 38.2% for the first quarter of fiscal 2005. The increase in SG&A expenses of $2.2 million is partially due to approximately $900,000 of occupancy costs associated with the Company’s new lease on its corporate headquarters which was part of the sale-leaseback that occurred on January 30, 2006. The remainder of the increase relates solely to the increased sales volume and as a percentage of sales, excluding the occupancy costs for the corporate office, SG&A expenses as a percent of sales decreased.

Interest Expense, Net

Net interest expense was $1.2 million for the first quarter of fiscal 2006 as compared to $2.0 million for the first quarter of fiscal 2005. This decrease in interest expense is due to the repayment of approximately $22.1 million of long term debt in addition to a decrease in average borrowings under it credit facility of approximately $22.4 million for the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.

Other Income, Net

As described more fully above, “other income, net” for the first quarter of fiscal 2006 includes the initial gain on the sale of LPI in the amount of $1.4 million. This gain was offset slightly by approximately $370,000 of expenses associated with the reimbursement of legal costs incurred by JMI. See Note 8 to the Notes to the Consolidated Financial Statements.

Income Taxes

During the fourth quarter of fiscal 2005, the Company determined that it is more likely than not that it will be able to realize the benefits of a portion of its deferred tax assets and a portion of the Company’s valuation allowance was reversed at that time. For the first quarter of fiscal 2006, the Company began recording an income tax provision on its pretax earnings at its effective rate of 39.5%. Approximately $0.3 million of this provision related to deferred income taxes for which the Company recorded a corresponding offset to the valuation allowance. Based on net operating loss carryforwards available to the Company, management expects that cash payments for taxes will continue to be minimal at this time. At April 29, 2006, the Company had total gross deferred tax assets of approximately $43.0 million, with a corresponding valuation allowance of $39.9 million. These tax assets principally relate to federal net operating loss carryforwards that expire from 2018 through 2024. The ability to reduce the Company’s corresponding valuation allowance of $39.9 million in the future is dependent upon the Company’s continued ability to achieve sustained taxable income.

Net Income (Loss)

For the first quarter of fiscal 2006, the Company had net income of $1.4 million, or $0.04 per diluted share, as compared to a net loss of $1.9 million, or $0.05 per diluted share, for the first quarter of fiscal 2005.

Inventory

At April 29, 2006, total inventory equaled $103.3 million compared to $91.5 million at January 28, 2006 and $92.2 million at April 30, 2005. The Company has increased its inventory, primarily in core product, to ensure that it is well-positioned with adequate stock by size in both its Casual Male and Rochester retail stores. The Company’s inventory for its direct businesses has also increased to support the increased volume.

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

For the first three months of fiscal 2006, cash used by operating activities was $12.7 million as compared to $4.7 million for the corresponding period of the prior year. There was a substantial improvement in operating income for the first quarter of fiscal 2006 as compared to fiscal 2005, although as expected due to seasonal fluctuations, there was a decrease in cash flow from operations which was the result of changes in normal working capital accounts.

In addition to cash flow from operations, the Company’s other primary source of working capital is its credit facility with Bank of America Retail Group, Inc., which was most recently amended on January 30, 2006 in connection with the sale-leaseback transaction (the “Amended Credit Facility”). The Amended Credit Facility continues to principally provide for a total commitment of $90 million with the ability to issue documentary and standby letters of credits of up to $20 million. The maturity date of the Amended Credit Facility was extended to October 29, 2007 and is subject to prepayment penalties through October 29, 2006. Borrowings under the Amended Credit Facility bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate and vary depending on the Company’s levels of excess availability.

The Company had no outstanding borrowings under the Amended Credit Facility at April 29, 2006. Outstanding standby letters of credit were $4.4 million and outstanding documentary letters of credit were $1.5 million. Average borrowings outstanding under this facility during the first three months of fiscal 2006 were approximately $1.4 million, resulting in an average unused excess availability of approximately $70.0 million. Unused excess availability at April 29, 2006 was $74.0 million.

Capital Expenditures

The following table sets forth the stores opened and related square footage at April 29, 2006 and April 30, 2005, respectively:

	At April 29, 2006		At April 30, 2005
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
Casual Male XL and Casual Male Big & Tall	487	3,421	495	3,417
Rochester Big & Tall	23	7,727	22	7,813
Sears Canada	13	1,160	13	1,160

Total Stores	523		530

Total cash outlays for capital expenditures for the first three months of fiscal 2006 were $2.5 million as compared to $1.8 million for the first three months of fiscal 2005. Below is a summary of store openings and closings since January 28, 2006:

	Casual Male	Rochester Big & Tall	Sears Canada	Total stores
At January 28, 2006	481	24	13	518
New outlet stores	2	—	—	2
New retail stores	4	—	—	4
Closed stores	—	(1)	—	(1)

At April 29, 2006	487	23	13	523

Remodels	2	—	—	2

The Company expects that its total capital expenditures for fiscal 2006 will be approximately $20.0 million, of which $8.0 million relates to its re-branding of the Casual Male Big & Tall retail stores to Casual Male XL. The Company expects to incur approximately $6.2 million for store capital related to new stores as well as remodels and relocations, with the remainder of the $20.0 million for system enhancements and other corporate level expenditures. Included in store expansion are funds to remodel an additional 13 of its existing Casual Male Big & Tall retail stores at an estimated $35,000 to $45,000 for each location.

For the remainder of fiscal 2006, the Company intends to open two additional Casual Male stores and close up to 13 of its older Casual Male stores as their respective leases expire. The Company also plans to open 4 new Rochester Big & Tall retail stores.

CRITICAL ACCOUNTING POLICIES

With the adoption of SFAS 123R at the beginning of the Company’s first quarter of fiscal 2006, “Stock-Based Compensation” was added as a critical accounting policy. There have been no other material changes to the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006, filed with the SEC on March 31, 2006.

Stock-Based Compensation

As of January 29, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by SFAS 148, and requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures. Actual results, and future changes in estimates, may differ substantially from these current estimates. Prior periods have not been restated to incorporate the stock-based compensation charge. The compensation expense recognized in connection with the adoption of SFAS 123R decreased the Company’s income before taxes and net income by $52,000 and 31,000, respectively, with no impact to earnings per share for the first quarter of fiscal 2006. There was no impact on cash flows from operations, investment, or financing in connection with the adoption of SFAS 123R.

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

Interest Rates

The Company utilizes cash from operations and the Amended Credit Facility to fund its working capital needs. The Amended Credit Facility is not used for trading or speculative purposes. In addition, the Company has available letters of credit as sources of financing for its working capital requirements. Borrowings under the Amended Credit Facility, which expires in October 29, 2007, bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”). At April 29, 2006, the prime interest rate on borrowings was 7.75% and the Company had no outstanding LIBOR contracts. Based upon a sensitivity analysis as of April 29, 2006, assuming average outstanding borrowing during fiscal 2006 of $1.4 million, a 50 basis point increase in the prime based interest rates would have resulted in a potential increase in interest expense of approximately $7,000.

Foreign Currency

The Company’s Sears Canada store locations conduct business in Canadian dollars and the Company’s Rochester Big & Tall Clothing store located in London, England conducts business in British pounds. If the value of the Canadian dollar or the British pound against the U.S. dollar weakens, the revenues and earnings of these stores will be reduced when they are translated to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of April 29, 2006, sales from the Company’s Sears Canada stores and its London Rochester Big & Tall store were immaterial to consolidated sales. As such, the Company believes that movement in foreign currency exchange rates will not have a material adverse affect on the financial position or results of operations of the Company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 29, 2006. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of April 29, 2006, the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 29, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims that may arise in the ordinary course of business. We believe that the resolution of these matters will not have an adverse impact on our results of operations or our financial position.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended January 28, 2006 filed with the SEC on March 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On May 26, 2006, the Company entered into letter agreements with Messrs. Levin and Hernreich, which amended their respective Employment Agreements (most recently amended May 9, 2005). Pursuant to the letter agreements, Messrs. Levin and Hernreich each received an increase in annual salary to $750,000 and $575,000, respectively. In addition, the letter agreements provided that Messrs. Levin and Hernreich shall each be entitled to receive a cash bonus for fiscal 2006 ranging from 80% to 150% of their respective annual salaries if the Company achieves a certain range of EBITDA (earnings before interest, taxes and depreciation and amortization) for fiscal 2006.

On May 26, 2006, the Company entered into a letter agreement with Jewelcor Management, Inc. (“JMI”), which amended its consulting agreement with the Company (most recently amended May 9, 2005). Pursuant to the letter agreement, JMI received an increase in annual consulting fees from $412,000 to $527,000. JMI will continue to receive $24,000 annually for reimbursement of expenses. In addition, JMI will be entitled to receive a cash bonus for fiscal 2006 ranging from 80% to 150% of a bonus target of $575,000 if the Company achieves a certain range of EBITDA (earnings before interest, taxes and depreciation and amortization) for fiscal 2006.

Item 6. Exhibits.

10.1	Letter Agreement dated May 26, 2006 between the Company and David A. Levin

10.2	Letter Agreement dated May 26, 2006 between the Company and Dennis R. Hernreich

10.3	Letter Agreement dated May 26, 2006 between the Company and Jewelcor Management, Inc.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.

Date: May 30, 2006	By:	/S/ DENNIS R. HERNREICH
Dennis R. Hernreich
Executive Vice President and Chief Financial Officer