Form 10-Q
period 2006-07-29
CASUAL MALE RETAIL GROUP INC
filed 2006-08-18
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 29, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The number of shares of common stock outstanding as of August 14, 2006 was 34,178,737.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 29, 2006	January 28, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,730	$5,568
Accounts receivable	4,266	4,963
Assets held for sale	—	26,629
Inventories	101,031	91,546
Prepaid expenses and other current assets	4,533	3,253

Total current assets	117,560	131,959
Property and equipment, net of accumulated depreciation and amortization	52,505	51,273
Other assets:
Goodwill	57,228	53,861
Other intangible assets	35,596	35,757
Other assets	8,834	10,981

Total assets	$271,723	$283,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term debt	$2,750	$9,063
Current portion of deferred gain on sale-leaseback	1,465	—
Accounts payable	31,787	28,195
Accrued expenses and other current liabilities	20,539	24,037
Notes payable	5,282	37,387

Total current liabilities	61,823	98,682

Long-term liabilities:
Convertible notes	94,750	94,750
Other long-term debt, net of current portion	—	687
Deferred gain on sale-leaseback, net of current portion	27,110	—
Other long-term liabilities	1,327	555

Total long-term liabilities	123,187	95,992

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 40,695,732 and 39,635,937 shares issued at July 29, 2006 and January 28, 2006, respectively	407	396
Additional paid-in capital	161,781	156,177
Accumulated deficit	(39,093)	(43,881)
Treasury stock at cost, 6,521,642 and 5,171,930 shares at July 29, 2006 and January 28, 2006, respectively	(36,504)	(23,362)
Accumulated other comprehensive (gain) loss	122	(173)

Total stockholders’ equity	86,713	89,157

Total liabilities and stockholders’ equity	$271,723	$283,831

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Sales	$111,802	$100,620	$214,666	$197,918
Cost of goods sold, including occupancy	61,179	56,947	119,039	114,006

Gross profit	50,623	43,673	95,627	83,912
Expenses:
Selling, general and administrative	40,234	36,605	79,593	73,767
Depreciation and amortization	3,440	2,997	6,690	5,975

Total expenses	43,674	39,602	86,283	79,742

Operating income	6,949	4,071	9,344	4,170
Other income (expense), net	—	—	1,112	—
Interest expense, net	(1,351)	(2,051)	(2,570)	(4,031)

Income before provision for income taxes	5,598	2,020	7,886	139
Provision for income taxes	2,197	—	3,098	—

Net income	$3,401	$2,020	$4,788	$139

Net income – basic	$0.10	$0.06	$0.14	$0.00
Net income – diluted	$0.09	$0.06	$0.13	$0.00
Weighted average number of common shares outstanding
- basic	34,719	34,284	34,801	34,259
- diluted	45,999	36,185	37,128	36,011

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 29, 2006	July 30, 2005
Cash flows from operating activities:
Net income	$4,788	$139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,690	5,975
Gain on sale of subsidiary	(1,483)	—
Amortization of deferred gain from sale-leaseback	(733)	—
Issuance of common stock to related party	101	313
Issuance of common stock to Board of Directors	54	25
Stock based compensation expense	248	—
Loss on disposal of fixed assets	154	108
Changes in operating assets and liabilities:
Accounts receivable	2	760
Inventories	(8,883)	(6,626)
Prepaid expenses	(1,302)	2,239
Other assets	1,452	(520)
Accounts payable	3,685	(1,441)
Accrued expenses and other current liabilities	(2,338)	(351)

Net cash provided by operating activities	2,435	621

Cash flows provided by (used for) investing activities:
Additions to property and equipment	(7,832)	(6,649)
Acquisition of Jared M., net of cash acquired	(2,580)	—
Payment of earn-out provision for Rochester acquisition	(1,333)	—
Net proceeds from sale-leaseback of corporate headquarters	55,937	—
Net proceeds from sale of subsidiary, LP Innovations, Inc.	2,570	—

Net cash provided by (used for) investing activities	46,762	(6,649)

Cash flows (used for) provided by financing activities:
Net (repayments) borrowings under credit facility	(32,105)	8,180
Principal payments on long-term debt	(7,000)	(2,576)
Repurchase of common stock	(13,142)	—
Cash proceeds from the issuance of common stock from options and warrants	5,212	388

Net cash (used for) provided by financing activities	(47,035)	5,992

Net change in cash and cash equivalents	2,162	(36)
Cash and cash equivalents:
Beginning of the period	5,568	5,731

End of the period	$7,730	$5,695

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

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

Goodwill and Intangibles

Below is a table showing the changes in the carrying value of the Company’s goodwill and intangible assets from January 28, 2006 to July 29, 2006:

(in thousands)	January 28, 2006	Additions		Amortization	July 29, 2006
Goodwill	$53,861	$3,367	(1)	$—	$57,228
Trademarks	33,200	—		—	33,200
Other intangibles	2,557	—		161	2,396

(1)	During the first quarter of fiscal 2006, certain earn-out provisions from the Company’s Rochester acquisition were met and, accordingly, the Company made a payment of $1.3 million based on the performance of the Rochester division. In connection with the acquisition of Jared M., during the second quarter of fiscal 2006, the Company recorded goodwill of $2.0 million. See Note 5.

2.	Change in Accounting Principle - Inventory

During the second quarter of fiscal 2006, the Company changed its inventory valuation method. Previously, inventory was principally valued at the lower of cost or market on a first in, first out (“FIFO”) basis, under the retail inventory method. Inventory for the Company’s catalog and e-commerce businesses were accounted for using the average cost method, which approximated the retail method. Commencing in the second quarter of fiscal 2006, all inventories will be valued at the lower of cost or market, using a weighted-average cost method. The Company believes that the weighted-average cost method is preferable as compared to the retail inventory method because it will provide much greater precision in the costing of sales and inventory, which will enable the Company to better manage its margins, control its promotions and value its inventory. Because the weighted-average cost values inventory based on actual quantities of specific SKUs on hand valued at an average purchase cost for a particular SKU rather than an estimate of an average cost complement for a pool of inventory, the average cost method increases the accuracy of reporting the value of inventory and improves the matching of costs with revenue. Further, it is consistent with the practices of many other retailers. In addition, since implementation of the new inventory system, the Company’s operations have been managed based on data provided from the perpetual inventory system. By valuing inventory based on the perpetual records, financial reporting of the Company is aligned with operations. Furthermore, the perpetual inventory provides SKU level/store level shrink measures to allow for more accurate estimates of shrink reserves for periodic reporting.

The revaluation of inventory using the weighted-average cost method approximated the Company’s inventory valuation under the previous FIFO retail method at January 29, 2006, April 29, 2006 and July 29, 2006; accordingly, the impact of the change was not material to the financial statements for the three and six months ended July 29, 2006. Further, the impact of the change is not expected to have a material effect on future periods. Due to system conversions that were completed at the end of fiscal 2005, the Company was able to generate SKU-level cost detail for all locations. Prior to such conversions, the Company could not determine the impact of the change to the weighted-average cost method and therefore could not retroactively apply the change to prior year periods presented.

3.	Sale-Leaseback of Corporate Offices

On January 30, 2006, the Company entered into a sale-leaseback transaction with Spirit Finance Corp. (“Spirit”), a third-party real estate trust. Pursuant to the sale-leaseback transaction, the Company sold to Spirit its rights, title and interest in its headquarters and distribution center property for $56.0 million, net of transaction costs. The property consists of a 755,992 gross square foot building located on approximately 27.3 acres in Canton, MA. The transaction funded and closed on February 1, 2006.

At the closing, the Company entered into a Lease Agreement with a wholly-owned subsidiary of Spirit (the “Lease Agreement”) whereby the Company agreed to lease the property back for an annual rent of $4.6 million, payable monthly and in advance. The initial period of the Lease Agreement is for 20 years and will expire January 31, 2026 unless an option period is exercised. At that time, the Company will have the opportunity to extend the Lease Agreement for six additional successive periods of five years. In addition, on February 1, 2011, the fifth anniversary of the Lease Agreement, and for every fifth anniversary thereafter, the base rent will be subject to a rent increase not to exceed the lesser of 7% or a percentage based on changes in the Consumer Price Index. Upon commencement of the third extension term, on January 26, 2036, the annual base will be revalued based on the fair market value on that date, as determined in accordance with the Lease Agreement.

During the first quarter of fiscal 2006, the Company realized a gain of approximately $29.3 million on the sale of the property, net of approximately $1.0 million of transaction costs. The gain was deferred and is being amortized over the initial term of the related lease agreement of 20 years in accordance with SFAS No. 98, Accounting for Leases. The annual recognition of the gain of approximately $1.5 million will partially offset the expected annual rent pursuant to the lease of $4.6 million. For the second quarter and first six months of fiscal 2006, the Company recognized income of $366,000 and $733,000, respectively, related to the amortization of the deferred gain which was included as an offset to selling, general and administrative expenses in the Consolidated Statement of Operations for each period.

The Company used the net proceeds from the sale of approximately $56.0 million to reduce outstanding borrowings under its Amended Credit Facility (defined below) and to repay in full its term loan.

4.	Sale of LP Innovations, Inc. subsidiary

On April 25, 2006, the Company sold its loss prevention subsidiary, LP Innovations, Inc. (“LPI”), to a private equity group for a purchase price of $5.2 million. The Company received $3.0 million of the purchase price in cash at the closing and received a note for the remaining purchase price of $2.2 million. The note requires LPI to make quarterly payments to the Company commencing on the first anniversary of the note. The note bears interest at 6.0% annually. Although the note is unsecured, if the principal and any accrued interest on the note are unpaid at any point during the term of the note, the Company has the right to offset amounts owed under the note against its payable to LPI for services rendered pursuant to the loss prevention contract described below. The Company recognized an initial gain on the sale of LPI in the amount of $1.5 million which is included in other income for the six months ended July 29, 2006. Due to the uncertainty regarding the collection of the note, the Company has fully reserved the balance of the note on the Consolidated Balance Sheet at July 29, 2006 and is treating the amount as a contingent gain and, accordingly, will recognize income as the note is repaid to the Company. Such amounts recognized as income will be disclosed in future filings and will be included in “other income” on the Consolidated Statement of Operations.

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

5.	Acquisition of Jared M.

On May 2, 2006, the Company purchased from JM Leather, Inc., Jared M., an apparel company specializing in selling custom clothing to professional athletes, almost all of whom are big & tall. The Company sees this acquisition as a future growth opportunity for its Rochester division. Initially, the Company plans to open several Jared M. shops within the Company’s existing Rochester Big & Tall stores and then expand the business to catalog and internet. This acquisition fits into the Company’s long-term strategy to gain market share in the big & tall market.

Pursuant to the terms of the asset purchase agreement, the Company paid a purchase price of approximately $2.6 million, plus assumed liabilities. In addition, the Company is subject to pay an earn-out provision of up to an additional $1.0 million over the next twelve to twenty-four months if the Jared M. business achieves certain earning levels specified in the agreement. The acquisition was accounted for under the purchase method of accounting, with the purchase price being allocated to the assets acquired based on relative fair values. The purchase price of $2.6 million resulted in the preliminary allocation of goodwill of $2.0 million. Pro forma results have not been presented as the acquisition was not deemed to be material.

In accordance with the terms of the agreement, the Company also issued to Jared Margolis, the founder of Jared M. and currently an employee of the Company, an option to acquire 100,000 shares of the Company’s common stock at an exercise price of $9.42 per share. The option will vest ratably over four-years with the first one-fourth vesting on May 2, 2007. The fair value of the option based on the Black-Scholes model was $413,000 and is being expensed over its respective vesting period. See Note 7 – Equity for additional information regarding the Company’s accounting and valuation assumptions for stock-based compensation.

6.	Debt

Credit Agreement with Bank of America Retail Group, Inc.

Effective May 19, 2006, the Company amended its credit facility with Bank of America Retail Group, LLC (formerly known as Fleet Retail Group, Inc.) by executing the Fourth Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Amendments”). The Amendment amended the credit facility (the “Amended Credit Facility”) to allow the Company to repurchase, redeem or acquire its common stock provided that the Company maintains certain excess availability levels, as defined in the Amended Credit Facility.

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

The Company’s obligations under the Amended Credit Facility are secured by a lien on all of its assets. The Amended Credit Facility includes certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company. The Company is also subject to a financial covenant requiring minimum levels of EBITDA if a minimum excess availability level of $12.5 million is not maintained. The Company was in compliance with all debt covenants under the Amended Credit Facility at July 29, 2006.

The Company had $5.3 million in borrowings under the Amended Credit Facility at July 29, 2006. Outstanding standby letters of credit were $4.4 million and outstanding documentary letters of credit were $2.9 million. Average borrowings outstanding under this facility during the first six months of fiscal 2006 were approximately $2.2 million, resulting in an average unused excess availability of approximately $69.5 million. Unused excess availability at July 29, 2006 was $64.9 million.

The fair value of amounts outstanding under the Amended Credit Facility approximates the carrying value at July 29, 2006. At the Company’s option, any portion of the outstanding borrowings can be converted to LIBOR-based contracts; the remainder bears interest based on prime. At July 29, 2006, the prime-based interest rate was 8.25%. The Company had no outstanding LIBOR contracts.

5% Convertible Senior Subordinated Notes due 2024

In fiscal 2003, the Company sold $100 million principal amount of convertible senior subordinated notes due 2024 (the “Convertible Notes”). The Convertible Notes were sold in a private transaction to qualified institutional buyers (as such term is defined in Rule 144A under the Securities Act of 1933, as amended). The Convertible Notes, which bear interest at a rate of 5% per year, payable semi-annually, are convertible into the Company’s common stock, at any time, at a conversion price of $10.65 per share and constitute general unsecured obligations of the Company, subordinate to all existing and future designated senior indebtedness. At July 29, 2006, $94.8 million of the Convertible Notes were outstanding.

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

Other Long-Term Debt

Components of other long-term debt are as follows (in thousands):

	July 29, 2006	January 28, 2006
5% senior subordinated notes due 2007	$2,750	$4,125
Term loan	—	5,625

Total other long-term debt	2,750	9,750
Less: current portion of long-term debt	(2,750)	(9,063)

Other long-term debt, less current portion	$—	$687

5% senior subordinated notes due 2007

The Company has $2.8 million principal amount of its 5% senior subordinated notes due 2007 outstanding at July 29, 2006. These notes were issued in May 2002 through a private placement with the Kellwood Company. The Company makes quarterly principal payments in the amount of $687,500. The final quarterly payment is due April 29, 2007. Accrued interest is payable quarterly.

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

7.	Equity

Earnings Per Share

SFAS No. 128, Earnings per Share, requires the computation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share is determined by giving effect to the exercise of stock options and warrants using the treasury stock method and convertible notes using the “if-converted” method. The “if-converted” method assumes conversion of the convertible notes if the impact of the conversion is more dilutive to earnings after considering the impact of reversing interest expense and increasing the common stock outstanding. The following table provides a reconciliation of the net income and number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the six months ended
(in thousands)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net Income
Net income – Basic	$3,401	$2,020	$4,788	$139
Add back of interest costs, tax effected, assuming conversion of convertible notes (1)	717	—	—	—

Net income - Diluted	$4,118	$2,020	$4,788	$139

Common Stock Outstanding
Basic weighted average common shares outstanding	34,719	34,284	34,801	34,259
Add:
Stock options and warrants	2,383	1,901	2,327	1,752
Shares issued upon conversion of convertible notes at $10.65 per share	8,897	—	—	—

Diluted weighted average common shares outstanding	45,999	36,185	37,128	36,011

(1)	Shares issuable upon the conversion of the convertible notes of 8.9 million for the six months ended July 29, 2006 and 9.4 million for the three and six months ended July 30, 2005 were excluded from the calculation of diluted earnings per share because they were anti-dilutive to earnings using the “if-converted” method.

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period because the exercise price of such options and warrants was greater than the average market price per share of common stock for the respective periods. Convertible notes for the six months ended July 29, 2006 and for the three and six months ended July 30, 2005 were also excluded as discussed above in note 1 to the table.

	For the three months ended		For the six months ended
(in thousands, except exercise prices)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Options	351	647	351	682
Warrants	—	1,482	—	1,868
Convertible notes at $10.65 per share	—	9,390	8,897	9,390
Range of exercise prices of such options, warrants and convertible notes	$10.15 - $10.30	$7.11 - $10.65	$10.15 - $10.65	$6.66 - $10.65

The above options, warrants and convertible notes which were outstanding and out-of-the-money at July 29, 2006 expire from March 29, 2014 to April 27, 2024.

Stock-Based Compensation

At July 29, 2006, the Company had one share-based compensation plan, the 1992 Stock Incentive Plan, as amended most recently on August 7, 2003 (the “1992 Plan”). Under the terms of the 1992 Plan, up to 6,930,000 shares of common stock could have been issued pursuant to “incentive stock options” (as defined in Section 422 of the Internal Revenue Code of 1986, as amended), options which are not “incentive stock options,” conditioned stock awards, unrestricted stock awards and performance share awards.

Subsequent to the end of the quarter, at the Company’s 2006 Annual Meeting of Stockholders held on July 31, 2006, the Company’s stockholders approved the adoption of the 2006 Incentive Compensation Plan (the “2006 Plan”). As a result of such approval, no further grants will be made under the 1992 Plan. The terms of the 2006 Plan provide for grants of stock options, stock appreciation rights, or SARs, restricted stock, deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the terms of the 2006 Plan, 2,500,000 shares of common stock are available for the granting of awards; provided, however, that the maximum number of shares available for the granting of awards other than stock options and SARs cannot exceed 1,250,000 shares.

Both the 1992 Plan and the 2006 Plan are administered by the Compensation Committee, all of the members of which are non-employee directors who qualify as independent under the listing standards of the Nasdaq Global Market. The Compensation Committee makes all determinations with respect to amounts and conditions covering awards under both plans. Options are not granted at a price less than fair value on the date of the grant. Options granted to employees and executives typically vest over three years and options granted to non-employee directors vest over two years. Options expire ten years from the date of grant.

Effect of Adoption of SFAS 123R, Share-Based Payment

Prior to January 29, 2006, the Company’s share-based payments to its employees and directors were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under this method, no compensation expense was recognized as long as the exercise price equaled or exceeded the market price of the underlying stock on the date of the grant. The Company elected the disclosure-only alternative permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), for fixed stock-based awards to employees.

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

The initial compensation expense recognized in the first quarter of fiscal 2006 in connection with the initial adoption of SFAS 123R decreased the Company’s income before taxes and net income by $52,000 and $31,000, respectively, with no impact to earnings per share. There was no impact on cash flows from operations, investment, or financing in connection with the adoption of SFAS 123R. For the second quarter and six months ended July 29, 2006, the Company recognized total compensation expense of $196,000 and $248,000, respectively. The total compensation cost related to nonvested awards not yet recognized is approximately $2.4 million which will be expensed over a weighted average remaining life of 34.4 months.

Valuation Assumptions for Stock Options

For the first six months of fiscal 2006, 670,000 stock options were granted. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants for the six months ended July 29, 2006 and July 30, 2005:

	July 29, 2006	July 30, 2005
Expected volatility	45.0%	65.0%
Risk-free interest rate	4.48% - 5.02%	3.97% - 4.14%
Expected life	4.0 - 4.5 yrs.	4.5 yrs.
Dividend rate	—	—

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

Fair Value Disclosures — Prior to SFAS 123R Adoption

For the first three and six months of fiscal 2005, if compensation costs for the Company’s grants for stock-based compensation had been determined consistent with SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been as indicated below:

	For the three months ended July 30, 2005(1)	For the six months ended July 30, 2005(1)
(in thousands, except per share amounts)
Net income (loss) – as reported	$2,020	$139
Net income (loss) – pro forma	$1,857	$(188)
Income (loss) per share – diluted as reported	$0.06	$0.00
Income (loss) per share – diluted pro-forma	$0.05	$(0.01)

(1)	The Company accelerated all options outstanding as of January 27, 2005. Accordingly, the only pro forma adjustment for the second quarter and first six months of fiscal 2005 related to options granted since January 27, 2005.

Stock Option Activity-1992 Plan

The following table summarizes stock option activity under the 1992 Plan for the six months ended July 29, 2006:

	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)
Outstanding at beginning of year	4,241,997	$5.80
Options and shares granted	675,943	9.13
Options canceled	(22,000)	9.21
Options exercised	(405,359)	4.94

Outstanding at end of quarter	4,490,581	$6.36	7.7 years	$21,473
Vested and expected to vest at end of quarter	4,488,581	$6.36	7.7 years	$21,457
Options exercisable at end of quarter	3,805,581	$5.87	7.3 years	$20,068

The weighted-average grant-date fair value of options granted were $3.80 and $3.35 per share for the first six months of fiscal 2006 and 2005, respectively. The total intrinsic value of options exercised during the first six months of fiscal 2006 and fiscal 2005 were $1.5 million and $372,000, respectively.

Options granted outside of the Company’s 1992 Plan

Below is a summary of options granted outside of the Company’s 1992 Plan. These outstanding options represent options which have been granted to consultants of the Company prior to August 2003 and options granted to its executives in excess of the 1992 Plan’s annual maximum grant which was 500,000 as of August 7, 2003.

	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)
Outstanding at beginning of year	1,140,000	$3.21
Options granted	—	—
Options canceled	—	—
Options exercised	(27,186)	3.68

Outstanding at end of quarter	1,112,814	$3.20	5.1 years	$8,835
Vested and expected to vest at end of quarter	1,112,814	$3.20	5.1 years	$8,835
Options exercisable at end of quarter	1,112,814	$3.20	5.1 years	$8,835

The total intrinsic value of options exercised outside of the Company’s 1992 Plan during the first six months of fiscal 2006 was $163,700. There were no such exercises during the first six months of fiscal 2005.

Long-Term Performance Share Bonus Plan

In fiscal 2005, the Company adopted a Long-Term Performance Share Bonus Plan pursuant to which certain key members of senior management are eligible to participate. Pursuant to the plan, if the Company achieves certain operating income targets by the end of fiscal 2007, each participant in the plan will be entitled to receive restricted shares of the Company’s common stock, valued at 75% to 120%, depending of the target level achieved, of the participant’s cumulative salary during the incentive period of fiscal 2005-2007 (discounted at a rate of 30%, 70% or 90% depending on the participant’s respective tier level). The actual number of restricted shares granted, if any, will be such value divided by the closing price of the Company’s common stock on the date of grant. Upon grant, the restricted shares will vest ratably over eighteen months. Assuming a fair market closing price of $10.00 per share on the date of grant and current salary levels, if the Company were to achieve the operating income targets established in the plan, the Company may be required to issue an estimated 700,000 to 1.1 million shares from its 2006 Plan and record total compensation expense ranging from $7.0 million to $11.0 million over the service period; however, because the achievement of the targets is not considered probable at this time no compensation expense has been recorded to date.

8.	Stock Repurchase Program

On June 6, 2006, the Company’s Board of Directors approved a stock repurchase program whereby the Company was authorized to repurchase up to $30 million of its common stock through open market and privately negotiated transactions pursuant to Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The stock repurchase program will expire on June 6, 2007 and may be terminated earlier at any time without prior notice. The funding for the stock repurchases will be from the Company’s operating cash flow and/or borrowings under its Amended Credit Facility.

During the second quarter of fiscal 2006, the Company repurchased 1.3 million shares pursuant to this repurchase program for an aggregate cost, including broker commissions, of $13.1 million, or at an average price of $9.74 per share. At July 29, 2006, the Company has 6.5 million shares of repurchased stock, which include shares acquired from past stock repurchase programs. The aggregate cost of these shares is $36.5 million and is reported by the Company as treasury stock and as a reduction in stockholders’ equity.

9.	Income Taxes

During the fourth quarter of fiscal 2005, the Company determined that it is more likely than not that it will be able to realize the benefits of a portion of its deferred tax assets and a portion of the Company’s valuation allowance was reversed at that time. For fiscal 2006, the Company began recording an income tax provision on its pretax earnings at its effective rate of 39.5%. Based on the net operating loss carryforwards available to the Company, management expects that cash payments for taxes will continue to be minimal at this time. As such, the Company utilized these net loss carryforwards toward a portion of its income tax provision for the first six months of fiscal 2006, which resulted in a reduction of its deferred tax assets of approximately $2 million.

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

During the first quarter of fiscal 2006, the Company paid JMI a cash bonus, pursuant to the Executive Incentive Plan for fiscal 2005, for services rendered in fiscal 2005 of $375,000.

During the first quarter of fiscal 2006, the Company’s Board of Directors approved (1) the payment to JMI of approximately $320,000 as reimbursement of legal costs incurred by JMI in connection with JMI’s successful defense of a Section 16 claim involving the Company’s securities and (2) the payment to JMI of approximately $50,000 as consideration for the upward adjustment of the exercise price of warrants issued to JMI in connection with the fiscal 2003 private placement of the Company’s 12% senior subordinated notes due 2010.

On May 26, 2006, the Compensation Committee of the Board of Directors increased JMI’s annual consulting fees from $412,000 to $527,000. JMI will continue to receive $24,000 annually as reimbursement of expenses. JMI will also be entitled to receive a cash bonus for fiscal 2006 ranging from 80% to 150% of a bonus base of $575,000 if the Company achieves a certain range of EBITDA (earnings before interest, taxes and depreciation and amortization) for fiscal 2006.

11.	Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

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

BUSINESS SUMMARY

Casual Male Retail Group, Inc. together with its subsidiaries (the “Company”) is the largest specialty retailer of big and tall men’s apparel with retail operations throughout the United States, Canada and London, England. The Company operates 484 Casual Male XL stores, 12 Casual Male at Sears Canada stores, 24 Rochester Big & Tall stores and a direct to consumer business, which includes a catalog business and two e-commerce sites.

Unless the context indicates otherwise, all references to “we,” “ours,” “our,” “us” and “the Company” refer to Casual Male Retail Group, Inc. and its consolidated subsidiaries. The Company refers to its fiscal years which end on February 3, 2007 and January 28, 2006 as “fiscal 2006” and “fiscal 2005,” respectively.

SECOND QUARTER SUMMARY

The Company’s operating income during its first six months of 2006 has more than doubled from the prior year. Thus far, overall results have exceeded the Company’s expectations for fiscal 2006, with strong comparable sales performance for the first six months of fiscal 2006 of 8.1% and continued gross margin improvement. These results are consistent with the Company’s strategic initiatives to drive operating margin performance. The Company’s strategic objective continues to be in growing its market share of the big & tall men’s market and improving its overall profitability. During the second quarter of fiscal 2006, the Company engaged in several strategic transactions:

Re-Branding Initiative

During the second quarter of fiscal 2006, the Company completed its initiative of re-branding all of its full-price Casual Male Big & Tall business to “Casual Male XL” as part of its strategy to remove the stigma associated with “big & tall” so as to appeal to a broader group of its target market, a younger demographic and the smaller and taller market segment of the big & tall market. This re-branding included the re-engineering of the look and feel of its Casual Male brand in all communications, including its store fronts and in-store signage, as well as throughout its catalog and website. The Company tested this re-branding during the third quarter of fiscal 2005 in six markets, representing 24 stores, and based on the positive performance of these stores during the fourth quarter of fiscal 2005, the Company continued the roll-out to all stores, its website and catalog.

Acquisition of Jared M.

On May 2, 2006, the Company acquired Jared M., an apparel company specializing in selling custom clothing to professional athletes, almost all of whom are big & tall, for a purchase price of approximately $2.6 million, plus assumed liabilities. There is a potential payment over a two-year period of an additional $1.0 million, which is subject to an earn-out provision. The Company sees this acquisition as a future growth vehicle for its Rochester division. Utilizing the Company’s existing real estate and sourcing capabilities, the Company sees significant growth opportunities from this business. Initially, the Company plans to open several Jared M. shops within the Company’s existing Rochester Big & Tall stores and then expand the business to catalog and internet. This acquisition fits into the Company’s long-term strategy to gain market share in the big & tall market. See Note 5 of the Notes to the Consolidated Financial Statements for a complete description of the acquisition.

Stock Repurchase Program

On June 6, 2006, the Company’s Board of Directors approved a $30 million stock repurchase program. The Company believes that a stock repurchase program is a good investment of its available funds and reflects its commitment to shareholders and its confidence in the Company’s earnings growth and accelerating cash flow. The stock repurchase program will expire on June 6, 2007 but may be terminated earlier without prior notice. Through the end of the second quarter of fiscal 2006, the Company has repurchased 1.3 million shares of common stock at an aggregate cost, including broker commissions, of $13.1 million, resulting in an average purchase price of $9.74 per share.

RESULTS OF OPERATIONS

Sales

For the second quarter of fiscal 2006, sales, which include the Company’s e-commerce and catalog businesses, increased 11.1% to $111.8 million as compared to $100.6 million for the second quarter of fiscal 2005. The sales increase was primarily due to an increase of 10.6%, or $10.4 million, in comparable sales. Comparable sales include stores that have been open for at least one full year, e-commerce and catalog sales. This increase of $10.4 million was driven by increases among all channels, with the Casual Male retail store operations representing approximately 50% of this increase. The primary reason for this increase is the result of the Company’s improved merchandise assortments and overall improved product offerings, which is supported by the Company’s overall increase in its items per transaction and dollars per transaction statistics.

The Company’s direct business, which contributed approximately $2.6 million to the comparable sales increase this quarter, continues to perform strongly as a result of increased catalog circulation, its new co-branded Sears-Casual Male catalog and its continued internet growth of approximately 60%, or $1.8 million, this quarter compared to the second quarter of fiscal 2005. The Company’s Rochester direct business also performed strongly during the second quarter with an increase of approximately 45% over the comparable quarter of fiscal 2005 due primarily to improved catalog productivity and internet growth.

For the six months ended July 29, 2006, total sales increased 8.5% to $214.7 million from $197.9 million for the six months ended July 30, 2005. Comparable sales for the first six months of fiscal 2006 increased 8.1% when compared with the first six months of the prior year. Similar to the second quarter results, the increase in sales was attributed to all business channels with the Casual Male stores contributing 50% of the comparable sales increase.

Gross Profit Margin

For the second quarter of fiscal 2006, the Company’s gross margin rate, inclusive of occupancy costs, was 45.3%, which was an increase of 1.9 percentage points as compared to a gross margin rate of 43.4% for the second quarter of fiscal 2005. This increase was primarily attributable to the leveraging of occupancy costs of 1.1 percentage points and improved merchandise margins of approximately 0.5 percentage points. The merchandise margin improvement was due to less markdowns and promotional activity as well improved initial margins from the Casual Male direct sourcing.

For the six months ended July 29, 2006, the Company’s gross margin rate was 44.5% as compared to 42.4% for the six months ended July 30, 2005 of the prior year. This increase of 2.1 percentage points was primarily attributable to improved merchandise margins of approximately 1.2 percentage points over the prior year and leveraging of occupancy costs of 0.8 percentage points. Similar to the second quarter improvement, the increase in merchandise margin was due to a decrease in promotional markdowns, less clearance of its fashion inventory and improved initial margins related to the Company’s direct sourcing initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses as a percentage of sales for the second quarter of fiscal 2006 were 36.0% as compared to 36.4% for the second quarter of fiscal 2005. For the six months ended July 29, 2006, SG&A expenses were 37.1% of sales as compared to 37.3% of sales for the six months ended July 30, 2005. The increase in SG&A expenses of $3.6 million and $5.8 million for the second quarter and first six months of fiscal 2006, respectively, is primarily due to four factors; (1) occupancy costs of $0.9 million and $1.8 million, respectively, for the second quarter and first six months of fiscal 2006 associated with the Company’s new lease on its corporate headquarters which was part of the sale-leaseback that occurred on January 30, 2006, (2) expense accruals of $0.8 million and $1.4 million, respectively, for the second quarter and first six months of fiscal 2006 related to performance bonuses previously not earned, (3) incremental marketing expenses of $1.0 million and $2.0 million, respectively, for the second quarter and first six months of fiscal 2006 related to new customer prospecting and (4) operational expenses of $0.4 million for both the second quarter and first six months of fiscal 2006 associated with the Company’s newly acquired Jared M. business. SG&A expenses for the second quarter and first six months of fiscal 2006, without consideration of these incremental costs, increased approximately 1.4% and 0.3%, respectively, primarily related to the increased operational expenses necessary to support the sales growth. Although SG&A expenses increased for the second quarter and first six months of fiscal 2006 as compared to fiscal 2005, SG&A expenses as a percent of sales have decreased for both the second quarter and six month periods as compared to the prior year.

Similar to the factors described above that contributed to the Company’s increase in SG&A expenses for the first six months of fiscal 2006, the Company expects to incur an incremental $5.0-$6.0 million in SG&A expenses during the second half of fiscal 2006 related to these items. Included in these incremental expenses are anticipated costs that the Company expects to incur related to its newly acquired Jared M. business in order to integrate the business into the existing Rochester infrastructure.

Depreciation and Amortization

For the second quarter of fiscal 2006, depreciation and amortization increased approximately $0.4 million to $3.4 million as compared to $3.0 million for the second quarter of fiscal 2005. For the first six months of fiscal 2006, depreciation and amortization increased $0.7 million to $6.7 million as compared to $6.0 million for the first six months of fiscal 2005 as a result of capital expenditures associated with new and remodeled stores, the Company’s rebranding initiatives and other corporate capital expenditures.

Other Income (Expense), Net

During the first quarter of fiscal 2006, the Company sold its loss prevention subsidiary, LP Innovations, Inc. (“LPI”). The Company realized an initial gain on the sale of LPI in the amount of $1.5 million which is included as part of other income (expense), net on the Consolidated Statement of Operations for the first six months of fiscal 2006. This gain was offset slightly by an accrual of approximately $0.4 million primarily related to the reimbursement to Jewelcor Management, Inc. (“JMI”) for certain legal costs incurred by JMI related to the Company. See Note 10 to the Notes to the Consolidated Financial Statements.

Interest Expense, Net

Net interest expense was $1.4 million for the second quarter of fiscal 2006 as compared to $2.1 million for the second quarter of fiscal 2005. For the first six months of fiscal 2006, interest expense was $2.6 million as compared to $4.0 million for the first six months of fiscal 2005. This decrease in interest expense is due to the repayment of approximately $22.1 million of long-term debt in addition to a decrease in average borrowings under the Company’s credit facility of approximately $23.3 million for the first six months of fiscal 2006 as compared to the prior year.

Income Taxes

During the fourth quarter of fiscal 2005, the Company determined that it is more likely than not that it will be able to realize the benefits of a portion of its deferred tax assets and a portion of the Company’s valuation allowance was reversed at that time. For fiscal 2006, the Company began recording an income tax provision on its pretax earnings at its effective rate of 39.5%. Based on the net operating loss carryforwards available to the Company, management expects that cash payments for taxes will continue to be minimal at this time. As such, the Company utilized these net loss carryforwards toward a portion of its income tax provision for the first six months of fiscal 2006, which resulted in a reduction of its deferred tax assets of approximately $2 million.

Net Income

For the second quarter of fiscal 2006, the Company had net income of $3.4 million, or $0.09 per diluted share, as compared to net income of $2.0 million, or $0.06 per diluted share, for the second quarter of fiscal 2005. For the first six months of fiscal 2006, the Company had net income of $4.8 million, or $0.13 per diluted share, as compared to net income of $139,000, or $0.00 per diluted share, for the first six months of fiscal 2005.

Inventory

At July 29, 2006, total inventory equaled $101.0 million as compared to $91.5 million at January 28, 2006 and $86.5 million at July 30, 2005. The Company has increased its inventory, primarily in core product, to ensure that it is well-positioned with adequate stock by size in both its Casual Male and Rochester retail stores. The Company has also increased its inventory for its direct businesses to support the increased sales volumes.

During the second quarter of fiscal 2006, the Company changed its inventory valuation method from lower of cost or market, on a FIFO basis, using the retail method to lower of cost or market, on a weighted-average cost basis, using the cost method. The effect of this change in accounting principle was not material at January 29, 2006, April 29, 2006 and July 29, 2006.

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

For the first six months of fiscal 2006, cash provided by operating activities was $2.4 million as compared to $0.6 million for the corresponding period of the prior year. The primary reason for the increase in cash flows from operating activities was due to the substantial improvement in operating income for the first six months of fiscal 2006 as compared to fiscal 2005, offset slightly by the timing of cash flows among the Company’s working capital accounts.

In addition to cash flow from operations, the Company’s other primary source of working capital is its credit facility with Bank of America Retail Group, Inc., which was most recently amended effective May 19, 2006 (the “Amended

Credit Facility”). The Amended Credit Facility continues to principally provide for a total commitment of $90 million with the ability to issue documentary and standby letters of credits of up to $20 million. The maturity date of the Amended Credit Facility was extended to October 29, 2007 and is subject to prepayment penalties through October 29, 2006. Borrowings under the Amended Credit Facility bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate and vary depending on the Company’s levels of excess availability.

The Company had $5.3 million in borrowings under the Amended Credit Facility at July 29, 2006. Outstanding standby letters of credit were $4.4 million and outstanding documentary letters of credit were $2.9 million. Average borrowings outstanding under this facility during the first six months of fiscal 2006 were approximately $2.2 million, resulting in an average unused excess availability of approximately $69.5 million. Unused excess availability at July 29, 2006 was $64.9 million.

As part of the Company’s approved $30 million stock repurchase program discussed above, during the second quarter of fiscal 2006, the Company repurchased 1.3 million shares for an aggregate cost, including broker commissions, of $13.1 million, resulting in an average price of $9.74 per share. The Company utilized funds available from its operating cash and borrowings under its Amended Credit Facility.

At January 28, 2006, the Company had approximately $103.3 million of net operating loss carryforwards available for federal tax purposes and approximately $91.0 million for state income tax purposes to offset future taxable income, subject to certain annual limitations, through fiscal 2024. Based on these net operating loss carryforwards, management expects that cash payments for taxes will continue to be minimal at this time. In addition, the Company will be able to utilize these net operating loss carryforwards to offset the gain of $29.3 million that the Company recognized during the first quarter of fiscal 2006 in connection with the sale-leaseback transaction discussed above.

Capital Expenditures

The following table sets forth the stores opened and related square footage at July 29, 2006 and July 30, 2005, respectively:

	At July 29, 2006		At July 30, 2005
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
Casual Male Big & Tall retail and outlet stores	484	1,662	496	1,695
Rochester Big & Tall	24	181	22	172
Sears Canada	12	14	13	15

Total Stores	520	1,857	531	1,882

Total cash outlays for capital expenditures for the first six months of fiscal 2006 were $7.8 million as compared to $6.6 million for the first six months of fiscal 2005. Below is a summary of store openings and closings since January 28, 2006:

	Casual Male	Rochester Big &Tall	Sears Canada	Total stores
At January 28, 2006	481	24	13	518
New outlet stores	2	—	—	2
New retail stores	4	1	—	5
Closed stores	(3)	(1)	(1)	(5)

At July 29, 2006	484	24	12	520

Remodels	2	—	—	2

The Company expects that its total capital expenditures for fiscal 2006 will be approximately $20.0 - $22.0 million, of which $8.0 - $10.0 million relates to its re-branding of the Casual Male Big & Tall retail stores to Casual Male XL. The Company expects to incur approximately $6.0-$7.0 million for store capital related to new stores as well as remodels and relocations, with the remainder for system enhancements, distribution and corporate facilities and other corporate level expenditures.

For the remainder of fiscal 2006, the Company intends to open two additional Casual Male stores, close up to 12 of its older Casual Male stores as their respective leases expire and relocate five other Casual Male stores to more desirable locations. The Company also plans to open two new Rochester Big & Tall retail stores.

CRITICAL ACCOUNTING POLICIES

With the adoption of SFAS 123R at the beginning of the Company’s first quarter of fiscal 2006, “Stock-Based Compensation” was added as a critical accounting policy. Also, the Company has updated its critical accounting policy for Inventory for its change in accounting principle. There have been no other material changes to the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006, filed with the SEC on March 31, 2006.

Stock-Based Compensation

As of January 29, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by SFAS 148, and requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures. Actual results, and future changes in estimates, may differ substantially from these current estimates. Prior periods have not been restated to incorporate the stock-based compensation charge. The initial compensation expense recognized in the first quarter of fiscal 2006 in connection with the adoption of SFAS 123R decreased the Company’s income before taxes and net income by $52,000 and $31,000, respectively, with no impact to earnings per share. There was no impact on cash flows from operations, investment, or financing in connection with the adoption of SFAS 123R. For the second quarter and six months ended July 29, 2006, the Company recognized total compensation expense of $196,000 and $248,000, respectively.

Inventory

During the second quarter of fiscal 2006, the Company changed its inventory valuation method. Previously, inventory was principally valued at the lower of cost or market on a first in, first out, or FIFO, basis under the retail inventory method. Inventory for the Company’s catalog and e-commerce businesses were accounted for using the average cost method. Commencing in the second quarter of fiscal 2006, all inventories will be valued at the lower of cost or market, using a weighted-average cost method. The Company believes that the weighted-average cost method is preferable as compared to the retail inventory method because it will provide much greater precision in the costing of sales and inventory, which will enable the Company to better manage its margins, control its promotions and value its inventory. Because the weighted-average cost values inventory based on actual quantities of specific SKUs on hand valued at an average purchase cost for a particular SKU rather than an estimate of an average cost complement for a pool of inventory, the average cost method increases the accuracy of reporting the value of inventory and improves the matching of costs with revenue. Further, it is consistent with the practices of many other retailers. In addition, since implementation of the new inventory system, the Company’s operations have been managed based on data provided from the perpetual inventory system. By valuing inventory based on the perpetual records, financial reporting of the Company is aligned with operations. Furthermore, the perpetual inventory provides SKU level/store level shrink measures to allow for more accurate estimates of shrink reserves for periodic reporting.

The revaluation of inventory using the weighted-average cost method approximated the Company’s inventory valuation under the previous FIFO retail method at January 29, 2006, April 29, 2006 and July 29, 2006; accordingly, the impact of the change was not material to the financial statements for the three and six months ended July 29, 2006. Further, the impact of the change is not expected to have a material effect on future periods. Due to system conversions that were completed at the end of fiscal 2005, the Company was able to generate SKU-level cost detail for all locations. Prior to such conversions, the Company could not determine the impact of the change to the weighted-average cost method and therefore could not retroactively apply the change to prior year periods presented.

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

Interest Rates

The Company utilizes cash from operations and the Amended Credit Facility to fund its working capital needs. The Amended Credit Facility is not used for trading or speculative purposes. In addition, the Company has available letters of credit as sources of financing for its working capital requirements. Borrowings under the Amended Credit Facility, which expires in October 29, 2007, bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”). At July 29, 2006, the prime interest rate on borrowings was 8.25% and the Company had no outstanding LIBOR contracts. Based upon a sensitivity analysis as of July 29, 2006, assuming average outstanding borrowing during fiscal 2006 of $2.2 million, a 50 basis point increase in the prime based interest rates would have resulted in a potential increase in interest expense of approximately $11,000.

Foreign Currency

The Company’s Sears Canada store locations conduct business in Canadian dollars and the Company’s Rochester Big & Tall Clothing store located in London, England conducts business in British pounds. If the value of the Canadian dollar or the British pound against the U.S. dollar weakens, the revenues and earnings of these stores will be reduced when they are translated to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of July 29, 2006, sales from the Company’s Sears Canada stores and its London Rochester Big & Tall store were immaterial to consolidated sales. As such, the Company believes that movement in foreign currency exchange rates will not have a material adverse affect on the financial position or results of operations of the Company.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 29, 2006. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of July 29, 2006, the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended July 29, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to various legal proceedings and claims that may arise in the ordinary course of business. We believe that the resolution of these matters will not have an adverse impact on our results of operations or our financial position.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended January 28, 2006 filed with the SEC on March 31 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

The following is a summary of the Company’s share repurchase activity for the three months ended July 29, 2006:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (1)
April 30, 2006 – May 27, 2006	—	—	—	—
May 28, 2006 – July 1, 2006	1,349,712	$9.74	1,349,712	$16,858,112
July 2, 2006 – July 29, 2006	—	—	—	—
Total	1,349,712	$9.74	1,349,712	$16,858,112

(1)	On June 7, 2006, the Company publicly announced a $30 million stock repurchase program.

(2)	Share repurchases under the program were made pursuant to open-market purchases.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

During the second quarter of fiscal 2006, the Company notified George Foreman Productions, Inc. that it would not be exercising its option to extend its License Agreement, Endorsement Agreement and Footwear Agreement when the initial terms expire December 31, 2006.

Item 6.	Exhibits.

10.1	Casual Male Retail Group, Inc. 2006 Incentive Compensation Plan.

10.2	Form of Non-Qualified Stock Option Agreement for the Chairman and Executive Officers.

10.3	Form of Incentive Stock Option Agreement for the Chairman and Executive Officers.

10.4	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors.

18.1	Preferability Letter from Ernst & Young LLP, Independent Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.

Date: August 18, 2006	By:	/s/ DENNIS R. HERNREICH
Dennis R. Hernreich
Executive Vice President and Chief Financial Officer