Form 10-Q
period 2006-10-28
CASUAL MALE RETAIL GROUP INC
filed 2006-11-17
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period	Commission File Number 0-15898
Ended October 28, 2006

CASUAL MALE RETAIL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock outstanding as of November 13, 2006 was 34,503,496.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 28, 2006	January 28, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,185	$5,568
Accounts receivable	3,306	4,963
Assets held for sale	—	26,629
Inventories	124,176	91,546
Prepaid expenses and other current assets	6,068	3,253

Total current assets	140,735	131,959

Property and equipment, net of accumulated depreciation and amortization	56,976	51,273
Other assets:
Goodwill	57,526	53,861
Other intangible assets	35,616	35,757
Other assets	9,089	10,981

Total assets	$299,942	$283,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term debt	$2,063	$9,063
Current portion of deferred gain on sale-leaseback	1,465	—
Accounts payable	42,083	28,195
Accrued expenses and other current liabilities	22,296	24,037
Notes payable	21,298	37,387

Total current liabilities	89,205	98,682

Long-term liabilities:
Convertible notes	94,749	94,750
Other long-term debt, net of current portion	—	687
Deferred gain on sale-leaseback, net of current portion	26,744	—
Other long-term liabilities	1,152	555

Total long-term liabilities	122,645	95,992

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 41,018,363 and 39,635,937 shares issued at October 28, 2006 and January 28, 2006, respectively	410	396
Additional paid-in capital	163,938	156,177
Accumulated deficit	(39,937)	(43,881)
Treasury stock at cost, 6,521,642 and 5,171,930 shares at October 28, 2006 and January 28, 2006, respectively	(36,504)	(23,362)
Accumulated other comprehensive (gain) loss	185	(173)

Total stockholders’ equity	88,092	89,157

Total liabilities and stockholders’ equity	$299,942	$283,831

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Sales	$106,851	$93,770	$321,517	$291,688
Cost of goods sold, including occupancy	59,790	55,185	178,829	169,191

Gross profit	47,061	38,585	142,688	122,497

Expenses:
Selling, general and administrative	42,082	36,175	121,675	109,942
Provision for employment contract termination	1,200	—	1,200	—
Depreciation and amortization	3,624	3,131	10,314	9,106

Total expenses	46,906	39,306	133,189	119,048

Operating income (loss)	155	(721)	9,499	3,449
Other income, net	—	—	1,112	—
Interest expense, net	(1,522)	(2,114)	(4,092)	(6,145)

Income (loss) before provision for income taxes	(1,367)	(2,835)	6,519	(2,696)
Provision (benefit) for income taxes	(523)	—	2,575	—

Net income (loss)	$(844)	$(2,835)	$3,944	$(2,696)

Net income (loss) – basic	$(0.02)	$(0.08)	$0.11	$(0.08)
Net income (loss) – diluted	$(0.02)	$(0.08)	$0.11	$(0.08)
Weighted average number of common shares outstanding
- basic	34,393	34,345	34,665	34,288
- diluted	34,393	34,345	37,217	34,288

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 28, 2006	October 29, 2005
Cash flows used for operating activities:
Net income (loss)	$3,944	$(2,696)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	10,314	9,106
Provision for employment contract termination	1,200	—
Gain on sale of subsidiary	(1,483)	—
Amortization of deferred gain from sale-leaseback	(1,099)	—
Issuance of common stock to related party	151	151
Issuance of common stock to Board of Directors	82	51
Stock based compensation expense	513	—
Loss on disposal of fixed assets	228	222

Changes in operating assets and liabilities:
Accounts receivable	962	(240)
Inventories	(32,001)	(27,250)
Prepaid expenses	(2,837)	820
Other assets	1,100	(857)
Accounts payable	13,981	11,046
Accrued expenses and other current liabilities	(1,893)	1,155

Net cash used for operating activities	(6,838)	(8,492)

Cash flows provided by (used for) investing activities:
Additions to property and equipment	(15,849)	(10,696)
Acquisitions, net of cash acquired	(2,980)	—
Payment of earn-out provision for Rochester acquisition	(1,333)	—
Net proceeds from sale-leaseback of corporate headquarters	55,937	—
Net proceeds from sale of subsidiary, LP Innovations, Inc.	2,570	—

Net cash provided by (used for) investing activities	38,345	(10,696)

Cash flows (used for) provided by financing activities:
Net (repayments) borrowings under credit facility	(16,089)	22,348
Principal payments on long-term debt	(7,688)	(2,841)
Repurchase of common stock	(13,142)	—
Cash proceeds from the issuance of common stock from options and warrants	7,029	433

Net cash (used for) provided by financing activities	(29,890)	19,940

Net change in cash and cash equivalents	1,617	752
Cash and cash equivalents:
Beginning of the period	5,568	5,731

End of the period	$7,185	$6,483

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC,

Notes to Consolidated Financial Statements

1. Basis of Presentation

In the opinion of management of Casual Male Retail Group, Inc., a Delaware corporation (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company's audited consolidated financial statements for the fiscal year ended January 28, 2006 (included in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2006).

The information set forth in these statements may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company's results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's business historically has been seasonal in nature, and the results of the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2006 is a 53-week period ending on February 3, 2007, with the fourth quarter containing 14 weeks.

Goodwill and Intangibles

Below is a table showing the changes in the carrying value of the Company’s goodwill and intangible assets from January 28, 2006 to October 28, 2006:

(in thousands)	January 28, 2006	Additions		Amortization	October 28, 2006
Goodwill	$53,861	$3,665	(1)	$—	$57,526
Trademarks	33,200	—		—	33,200
Other intangibles	2,557	101		242	2,416

(1)	During the first quarter of fiscal 2006, certain earn-out provisions from the Company’s Rochester acquisition were met and, accordingly, the Company made a payment of $1.3 million based on the performance of the Rochester division. In connection with the acquisition of Jared M. during the second quarter of fiscal 2006, the Company recorded goodwill of $2.0 million. During the third quarter of fiscal 2006, the Company recorded goodwill of $298,000 in connection with its acquisition of SuperSize World. See Note 5 - Acquisitions.

Customer Loyalty Program

During the third quarter of fiscal 2006, the Company introduced a customer loyalty program for its Casual Male customers. Under the program, customers will accumulate points based on purchase activity and earn rewards by reaching certain point thresholds. Rewards earned are valid through the stated expiration date, which is approximately five months from the mailing date and can be redeemed for a discount on a future purchase of merchandise. Rewards not redeemed during the five-month redemption period are forfeited.

The estimate of the costs associated with the loyalty program requires the Company to make assumptions related to customer purchasing levels and redemption rates. A current liability is recorded with an offsetting reduction to revenue as the reward is earned equal to the estimated value of the anticipated redemptions.

2. Change in Accounting Principle - Inventory

During the second quarter of fiscal 2006, the Company changed its inventory valuation method. Previously, inventory was principally valued at the lower of cost or market on a first in, first out (“FIFO”) basis, under the retail inventory method. Inventory for the Company’s catalog and e-commerce businesses were accounted for using the average cost method, which approximated the retail method. Commencing in the second quarter of fiscal 2006, all inventories have been valued at the lower of cost or market, using a weighted-average cost method. The Company believes that the weighted-average cost method is preferable as compared to the retail inventory method because it will provide much greater precision in the costing of sales and inventory, which will enable the Company to better manage its margins, control its promotions and value its inventory. Because the weighted-average cost method values inventory based on actual quantities of specific SKUs on hand valued at an average purchase cost for a particular SKU rather than an estimate of an average cost complement for a pool of inventory, the average cost method increases the accuracy of reporting the value of inventory and improves the matching of costs with revenue. Further, it is consistent with the practices of many other retailers. In addition, since implementation of the new inventory system, the Company’s operations have been managed based on data provided from the perpetual inventory system. By valuing inventory based on the perpetual records, financial reporting of the Company is aligned with operations. Furthermore, the perpetual inventory provides SKU level/store level shrink measures to allow for more accurate estimates of shrink reserves for periodic reporting.

The revaluation of inventory using the weighted-average cost method approximated the Company’s inventory valuation under the previous FIFO retail method at January 29, 2006, April 29, 2006 and July 29, 2006; accordingly, the impact of the change was not material to the financial statements for the three and six months ended July 29, 2006. Further, the impact of the change did not have a material impact to the results for the third quarter of fiscal 2006 and is not expected to have a material effect on future periods. Due to system conversions that were completed at the end of fiscal 2005, the Company was able to generate SKU-level cost detail for all locations. Prior to such conversions, the Company could not determine the impact of the change to the weighted-average cost method and therefore could not retroactively apply the change to prior year periods presented.

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

During the first quarter of fiscal 2006, the Company realized a gain of approximately $29.3 million on the sale of the property, net of approximately $1.0 million of transaction costs. The gain was deferred and is being amortized over the initial term of the related Lease Agreement of 20 years in accordance with SFAS No. 98, Accounting for Leases. The annual recognition of the gain of approximately $1.5 million will partially offset the expected annual rent pursuant to the lease of $4.6 million. For the third quarter and first nine months of fiscal 2006, the Company recognized income of $366,000 and $1,099,000, respectively, related to the amortization of the deferred gain which was included as an offset to selling, general and administrative expenses in the Consolidated Statement of Operations for each period.

The Company used the net proceeds from the sale of approximately $56.0 million to reduce outstanding borrowings under its Amended Credit Facility (defined below) and to repay in full its term loan.

4. Sale of LP Innovations, Inc. subsidiary

On April 25, 2006, the Company sold its loss prevention subsidiary, LP Innovations, Inc. (“LPI”), to a private equity group for a purchase price of $5.2 million. The Company received $3.0 million of the purchase price in cash at the closing and received a note for the remaining purchase price of $2.2 million. The note requires LPI to make quarterly payments to the Company commencing on the first anniversary of the note. The note bears interest at 6.0% annually. Although the note is unsecured, if the principal and any accrued interest on the note are unpaid at any point during the term of the note, the Company has the right to offset amounts owed under the note against its payable to LPI for services rendered pursuant to the loss prevention contract described below. The Company recognized an initial gain on the sale of LPI in the amount of $1.5 million which is included in other income for the nine months ended October 28, 2006. Due to the uncertainty regarding the collection of the note, the Company has fully reserved the balance of the note on the Consolidated Balance Sheet at October 28, 2006 and is treating the amount as a contingent gain and, accordingly, will recognize income as the note is repaid to the Company. Such amounts recognized as income will be disclosed in future filings and will be included in “other income” on the Consolidated Statement of Operations.

As part of the sale, the Company entered into a five-year contract with LPI whereby the Company will continue to use LPI for its loss prevention needs. The Company’s current fees to LPI will remain in effect for the first three years of the contract with normal CPI index increases after that.

The Company also entered into an agreement with LPI to provide, for a fee, transitional services to LPI for a period of six months from the date of the sale. These transitional services, which ended during the third quarter of fiscal 2006, included enabling LPI to maintain its space at the Company’s corporate headquarters and utilize the facilities, as well as support from the Company’s human resource and information technology staff.

5. Acquisitions

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

Other Acquisitions

On October 19, 2006, the Company acquired Supersize World, a direct-to-consumer business specializing in the selling of select unique, high quality products which help larger people maintain a more comfortable lifestyle. The types of products sold by Supersize World, at its website supersizeworld.com, include bathroom accessories, health and beauty items, medical products, sports and outdoor accessories, patio furniture, travel accessories and other household items. The Company paid a purchase price of approximately $400,000. The acquisition was accounted for under the purchase method of accounting, with the purchase price being allocated to the assets based on relative fair values resulting in the preliminary allocation of goodwill of $298,000. The Company retained the principals of Supersize World under a one -year consulting agreement for $190,000.

6. Debt

Credit Agreement with Bank of America Retail Group, Inc,

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

The Amended Credit Facility continues to principally provide for a total commitment of $90 million with the ability to issue documentary and standby letters of credits of up to $20 million. The maturity date of the Amended Credit Facility is October 29, 2007 and was subject to prepayment penalties through October 29, 2006. Borrowings under the Amended Credit Facility bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”) and vary depending on the Company’s levels of excess availability. The Company's ability to borrow under the Amended Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

The Company's obligations under the Amended Credit Facility are secured by a lien on all of its assets. The Amended Credit Facility includes certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company. The Company is also subject to a financial covenant requiring minimum levels of EBITDA if a minimum excess availability level of $12.5 million is not maintained. The Company was in compliance with all debt covenants under the Amended Credit Facility at October 28, 2006.

The Company had $21.3 million in borrowings under the Amended Credit Facility at October 28, 2006. Outstanding standby letters of credit were $4.3 million and outstanding documentary letters of credit were $0.8 million. Average borrowings outstanding under this facility during the first nine months of fiscal 2006 were approximately $5.8 million, resulting in an average unused excess availability of approximately $68.4 million. Unused excess availability at October 28, 2006 was $63.7 million.

The fair value of amounts outstanding under the Amended Credit Facility approximates the carrying value at October 28, 2006. At the Company’s option, any portion of the outstanding borrowings can be converted to LIBOR-based contracts; the remainder bears interest based on prime. At October 28, 2006, the prime-based interest rate was 8.25%. Approximately $16.0 million of the $21.3 million of borrowings outstanding at October 28, 2006 were LIBOR-based borrowings with an interest rate of 7.07%.

5% Convertible Senior Subordinated Notes due 2024

In fiscal 2003, the Company sold $100 million principal amount of convertible senior subordinated notes due 2024 (the “Convertible Notes”). The Convertible Notes were sold in a private transaction to qualified institutional buyers (as such term is defined in Rule 144A under the Securities Act of 1933, as amended). The Convertible Notes, which bear interest at a rate of 5% per year, payable semi-annually, are convertible into the Company’s common stock, at any time, at a conversion price of $10.65 per share and constitute general unsecured obligations of the Company, subordinate to all existing and future designated senior indebtedness. At October 28, 2006, $94.7 million of the Convertible Notes were outstanding.

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

Other Long-Term Debt

Components of other long-term debt are as follows (in thousands):

	October 28, 2006	January 28, 2006
5% senior subordinated notes due 2007	$2,063	$4,125
Term loan	—	5,625

Total other long-term debt	2,063	9,750
Less: current portion of long-term debt	(2,063)	(9,063)

Other long-term debt, less current portion	$—	$687

5% senior subordinated notes due 2007

The Company has $2.0 million principal amount of its 5% senior subordinated notes due 2007 outstanding at October 28, 2006. These notes were issued in May 2002 through a private placement with the Kellwood Company. The Company makes quarterly principal payments in the amount of $687,500. The final quarterly payment is due April 29, 2007. Accrued interest is payable quarterly.

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

	For the three months ended		For the nine months ended
(in thousands)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Common Stock Outstanding
Basic weighted average common shares outstanding	34,393	34,345	34,665	34,288
Add:
Stock options and warrants, excluding the effect of anti-dilutive options and warrants totaling 2,911 shares and 1,621 shares for the three months ended October 28, 2006 and October 29, 2005, respectively, and 1,592 shares for the nine months ended October 29, 2005 (1)	—	—	2,552	—

Diluted weighted average common shares outstanding	34,393	34,345	37,217	34,288

(1)	Shares issuable upon the conversion of the convertible notes of 8.9 million for the three and nine months ended October 28, 2006 and 9.4 million for the three and nine months ended October 29, 2005 were excluded from the calculation of diluted earnings per share because they were anti-dilutive to earnings using the “if-converted” method.

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period because the exercise price of such options and warrants was greater than the average market price per share of common stock for the respective periods. Convertible notes for the three and nine months ended October 28, 2006 and October 29, 2005, respectively, were also excluded as discussed above in note 1 to the table.

	For the three months ended		For the nine months ended
(in thousands, except exercise prices)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Options	—	1,432	115	1,432
Warrants	—	1,482	—	1,812
Convertible notes at $10.65 per share	8,897	9,390	8,897	9,390
Range of exercise prices of such options, warrants and convertible notes	$10.65	$6.90 - $10.65	$10.65 - $11.15	$6.83 - $10.65

The above options, warrants and convertible notes which were outstanding and out-of-the-money at October 28, 2006 expire from July 31,2016 to April 27, 2024.

Stock-Based Compensation

Through July 31, 2006, the Company had one share-based compensation plan, the 1992 Stock Incentive Plan, as amended most recently on August 7, 2003 (the “1992 Plan”). Under the terms of the 1992 Plan, up to 6,930,000 shares of common stock could have been issued pursuant to “incentive stock options” (as defined in Section 422 of the Internal Revenue Code of 1986, as amended), options which are not “incentive stock options,” conditioned stock awards, unrestricted stock awards and performance share awards.

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

For the third quarter and nine months ended October 28, 2006, the Company recognized total compensation expense of $264,000 and $513,000, respectively. The after-tax impact of the compensation expense for the three and nine months of fiscal 2006 was $160,000 and $310,000, respectively. The total compensation cost related to nonvested awards not yet recognized is approximately $2.8 million which will be expensed over a weighted average remaining life of 30.0 months.

Valuation Assumptions for Stock Options

For the first nine months of fiscal 2006, 785,000 stock options were granted. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants for the nine months ended October 28, 2006 and October 29, 2005:

	October 28, 2006	October 29, 2005
Expected volatility	45.0%	65.0%
Risk-free interest rate	4.48%-5.02%	3.78% - 4.15%
Expected life	3.0 – 4.5 yrs.	4.5 yrs.
Dividend rate	—	—

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

Fair Value Disclosures — Prior to SFAS 123R Adoption

For the first three and nine months of fiscal 2005, if compensation costs for the Company’s grants for stock-based compensation had been determined consistent with SFAS 123, the Company’s net loss and net loss per share would have been as indicated below:

(in thousands, except per share amounts)	For the three months ended October 29, 2005(1)	For the nine months ended October 29, 2005(1)
Net loss – as reported	$(2,835)	$(2,696)
Net loss – pro forma	$(3,114)	$(3,212)
Loss per share – diluted as reported	$(0.08)	$(0.08)
Loss per share – diluted pro-forma	$(0.09)	$(0.09)

(1)	The Company accelerated all options outstanding as of January 27, 2005. Accordingly, the only pro forma adjustment for the third quarter and first nine months of fiscal 2005 related to options granted since January 27, 2005.

Stock Option Activity-2006 Plan

The following table summarizes stock option activity under the 2006 Plan for the nine months ended October 28, 2006:

	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)
Outstanding at beginning of year	—	—
Options granted	115,000	$11.15
Options canceled	—	—
Options exercised	—	—

Outstanding at end of quarter	115,000	$11.15	9.8 years	$398
Vested and expected to vest at end of quarter	115,000	$11.15	9.8 years	$398
Options exercisable at end of quarter	38,336	$11.15	9.8 years	$133

The weighted-average grant-date fair value of options granted under the 2006 Plan was $3.94 for the first nine months of fiscal 2006. For the first nine months of fiscal 2006, the Company also issued 281 unrestricted shares under the 2006 Plan as payment for director fees.

Stock Option Activity-1992 Plan

The following table summarizes stock option activity under the 1992 Plan for the nine months ended October 28, 2006:

	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)
Outstanding at beginning of year	4,241,997	$5.80
Options granted	670,000	9.13
Options canceled	(21,000)	9.28
Options exercised	(625,223)	5.40

Outstanding at end of quarter	4,265,774	$6.36	7.4 years	$35,176
Vested and expected to vest at end of quarter	4,263,774	$6.36	7.4 years	$35,161
Options exercisable at end of quarter	3,580,774	$5.84	7.0 years	$31,394

The weighted-average grant-date fair value of options granted under the 1992 Plan were $3.80 and $3.82 per share for the first nine months of fiscal 2006 and 2005, respectively. The total intrinsic value of options exercised during the first nine months of fiscal 2006 and fiscal 2005 were $2.7 million and $398,000, respectively. For the first nine months of fiscal 2006, the Company also issued 5,943 unrestricted shares under the 1992 Plan as payment for director fees.

Options granted outside of the Company’s 1992 Plan and 2006 Plan

Below is a summary of options granted outside of the Company’s 1992 Plan and 2006 Plan. These outstanding options represent options which have been granted to consultants of the Company prior to August 2003 and options granted to its executives in excess of the 1992 Plan’s annual maximum grant which was 500,000 as of August 7, 2003.

	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)
Outstanding at beginning of year	1,140,000	$3.21
Options granted	—	—
Options canceled	—	—
Options exercised	(127,186)	4.99

Outstanding at end of quarter	1,012,814	$2.99	4.7 years	$11,771
Vested and expected to vest at end of quarter	1,012,814	$2.99	4.7 years	$11,771
Options exercisable at end of quarter	1,012,814	$2.99	4.7 years	$11,771

The total intrinsic value of options exercised outside of the Company’s 1992 Plan and 2006 Plan during the first nine months of fiscal 2006 was $765,700. There were no such exercises during the first nine months of fiscal 2005.

Long-Term Performance Share Bonus Plan

In fiscal 2005, the Company adopted a Long-Term Performance Share Bonus Plan pursuant to which certain key members of senior management are eligible to participate. Pursuant to the plan, if the Company achieves certain operating income targets by the end of fiscal 2007, each participant in the plan will be entitled to receive restricted shares of the Company’s common stock, valued at 75% to 120%, depending of the target level achieved, of the participant’s cumulative salary during the incentive period of fiscal 2005-2007 (discounted at a rate of 30%, 70% or 90% depending on the participant’s respective tier level). The actual number of restricted shares granted, if any, will be such value divided by the closing price of the Company’s common stock on the date of grant. Upon grant, the restricted shares will vest ratably over eighteen months. Assuming a fair market closing price of $15.00 per share on the date of grant and current salary levels, if the Company were to achieve the operating income targets established in the plan, the Company may be required to issue an estimated 467,000 to 733,000 shares from its 2006 Plan and record total compensation expense ranging from $7.0 million to $11.0 million over the service period; however, because the achievement of the targets is not considered probable at this time no compensation expense has been recorded to date.

8. Stock Repurchase Program

On June 6, 2006, the Company's Board of Directors approved a stock repurchase program whereby the Company was authorized to repurchase up to $30 million of its common stock through open market and privately negotiated transactions pursuant to Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The stock repurchase program will expire on June 6, 2007 and may be terminated earlier at any time without prior notice. The funding for the stock repurchases will be from the Company’s operating cash flow and/or borrowings under its Amended Credit Facility.

During the second quarter of fiscal 2006, the Company repurchased 1.3 million shares pursuant to this repurchase program for an aggregate cost, including broker commissions, of $13.1 million, or at an average price of $9.74 per share. At October 28, 2006, the Company has 6.5 million shares of repurchased stock, which include shares acquired from past stock repurchase programs. The aggregate cost of these shares is $36.5 million and is reported by the Company as treasury stock and as a reduction in stockholders’ equity.

9. Income Taxes

During the fourth quarter of fiscal 2005, the Company determined that it is more likely than not that it will be able to realize the benefits of a portion of its deferred tax assets and a portion of the Company’s valuation allowance was reversed at that time. For fiscal 2006, the Company began recording an income tax provision on its pretax earnings at its effective rate of 39.5%. Based on the net operating loss carryforwards available to the Company, management expects that cash payments for taxes will continue to be minimal at this time. As such, the Company utilized these net loss carryforwards toward a portion of its income tax provision for the first nine months of fiscal 2006, which resulted in a reduction of its deferred tax assets of approximately $1.6 million.

10. Provision for Employment Contract Termination

In the third quarter of fiscal 2006, the Company decided to terminate certain employment agreements with Rochester management as part of the Company’s plan to integrate its remaining San Francisco-based Rochester operations into its headquarters in Canton, MA. In connection with this decision to terminate, the Company incurred a charge of $1.2 million in the third quarter of fiscal 2006 to accrue its remaining obligations pursuant to these employees’ employment agreements.

11. Related Parties

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

12. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is in the process of determining the effect, if any; the adoption of FIN 48 will have on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. The Company will be required to adopt the provisions of SAB 108 in fiscal 2007. The Company does not believe that the adoption of SAB 108 will have a material impact on its consolidated financial statements.

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

BUSINESS SUMMARY

Casual Male Retail Group, Inc. together with its subsidiaries (the “Company”) is the largest specialty retailer of big and tall men’s apparel with retail operations throughout the United States, Canada and London, England. The Company operates 484 Casual Male XL stores, 12 Casual Male at Sears Canada stores, 25 Rochester Big & Tall stores and a direct to consumer business, which includes a catalog business and two e-commerce sites.

Unless the context indicates otherwise, all references to “we,” “ours,” “our,” “us” and “the Company” refer to Casual Male Retail Group, Inc. and its consolidated subsidiaries. The Company refers to its fiscal years which end on February 3, 2007 and January 28, 2006 as “fiscal 2006” and “fiscal 2005,” respectively.

When discussing sales growth, the Company refers to the term “comparable sales”. Comparable sales for all periods discussed include the Company’s retail stores that have been open for at least one full year together with its e-commerce and catalog sales. Stores that may have been remodeled, expanded or re-located during the period are also included in the Company’s determination of comparable sales. The Company includes its direct businesses as part of its calculation of comparable sales since the Company is a multi-channel retailer, offering its customers convenient alternatives for their shopping. The method of calculating comparative store sales varies across the retail industry and, as a result, the Company’s calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies.

SUMMARY OF RESULTS FOR THE THIRD QUARTER AND NINE MONTHS OF FISCAL 2006

The Company’s operating income during its first nine months of 2006 has more than doubled from the prior year. Thus far, overall results have exceeded the Company’s expectations for fiscal 2006, with strong comparable sales performance for the first nine months of fiscal 2006 of 9.7% and continued gross margin improvement. These results are consistent with the Company’s strategic initiatives to drive operating margin performance. The Company’s strategic objective continues to be in growing its market share of the big & tall men’s market and improving its overall profitability. During the first nine months of fiscal 2006, the Company engaged in several strategic transactions:

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

Acquisition of Supersize World

On October 19, 2006, the Company acquired Supersize World, a direct-to-consumer business specializing in the selling of select unique, high quality products which help larger people maintain a more comfortable lifestyle. The types of products sold by Supersize World, at its website supersizeworld.com, include bathroom accessories, health and beauty items, medical products, sports and outdoor accessories, patio furniture, travel accessories and other household items. The Company paid $400,000 for the business, and retained the principals of Supersize World under a one year consulting agreement for $190,000.

Stock Repurchase Program

On June 6, 2006, the Company’s Board of Directors approved a $30 million stock repurchase program. The Company believes that a stock repurchase program is a good investment of its available funds and reflects its commitment to shareholders and its confidence in the Company's earnings growth and accelerating cash flow. The stock repurchase program will expire on June 6, 2007 but may be terminated earlier without prior notice. Through the end of the third quarter of fiscal 2006, the Company has repurchased 1.3 million shares of common stock at an aggregate cost, including broker commissions, of $13.1 million, resulting in an average purchase price of $9.74 per share. No repurchases, however, were made during the third quarter of fiscal 2006.

RESULTS OF OPERATIONS

Sales

For the third quarter of fiscal 2006, sales, which include the Company’s e-commerce and catalog businesses, increased 13.9% to $106.9 million as compared to $93.8 million for the third quarter of fiscal 2005. The sales increase was primarily due to an increase of 13.0%, or $11.9 million, in comparable sales, as defined above. This increase of $11.9 million was driven by increases among all channels, with the Casual Male retail store operations representing approximately 50% of this increase. The primary reason for this increase is the result of the Company’s improved merchandise assortments and overall improved product offerings, which is supported by the Company’s overall increase in its items per transaction and dollars per transaction statistics.

The Company’s direct-to-consumer business, which contributed approximately $4.1 million to the comparable sales increase this quarter, continues to perform strongly as a result of increased catalog circulation, its new co-branded Sears-Casual Male catalog and its continued internet growth.

For the nine months ended October 28, 2006, total sales increased 10.2% to $321.5 million from $291.7 million for the nine months ended October 29, 2005. Comparable sales for the first nine months of fiscal 2006 increased 9.7% when compared with the first nine months of the prior year. Similar to the third quarter results, the increase in sales was attributed to all business channels with the Casual Male stores contributing 50% of the comparable sales increase.

Gross Profit Margin

For the third quarter of fiscal 2006, the Company’s gross margin rate, inclusive of occupancy costs, was 44.0%, which was an increase of 2.9 percentage points as compared to a gross margin rate of 41.1% for the third quarter of fiscal 2005. This increase was primarily attributable to improved merchandise margins of 2.0 percentage points and the leveraging of occupancy costs of 0.9 percentage points. The continued merchandise margin improvement was due to less markdowns and promotional activity as well improved initial margins from the Casual Male direct sourcing.

For the nine months ended October 28, 2006, the Company’s gross margin rate was 44.4% as compared to 42.0% for the nine months ended October 29, 2005 of the prior year. This increase of 2.4 percentage points was primarily attributable to improved merchandise margins of approximately 1.6 percentage points over the prior year and leveraging of occupancy costs of 0.8 percentage points. Similar to the third quarter improvement, the increase in merchandise margin was due to a decrease in promotional markdowns, less clearance of its fashion inventory and improved initial margins related to the Company’s direct sourcing initiatives.

Gross margin rates for the past two fiscal years have increased more than 200 basis points each year as a result of the Company’s improved inventory management systems, increased penetration in higher margin private label merchandise, and lower merchandise costs resulting from the Company’s new product development and sourcing capabilities. For fiscal 2007, the Company expects that gross margin rates will improve each quarter by approximately 100 basis points over the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses as a percentage of sales for the third quarter of fiscal 2006 were 39.4% as compared to 38.6% for the third quarter of fiscal 2005. For the nine months ended October 28, 2006, SG&A expenses were 37.8% of sales as compared to 37.7% of sales for the nine months ended October 29, 2005. The increase in SG&A expenses of $5.9 million and $11.7 million for the third quarter and first nine months of fiscal 2006, respectively, is partly due to increases in sales volume-related costs, such as store payroll, transaction costs and marketing expenses of approximately $2.1 million and $3.2 million to support increased sales volumes in the third quarter and first nine months of $13.1 million and $29.8 million, respectively. The remaining increase in SG&A is due to four factors: (1) marketing expenses of $0.7 million and $1.2 million, respectively for the for the third quarter and first nine months of fiscal 2006 of marketing funds expended for new customer acquisition activities, (2) occupancy costs of $0.9 million and $2.7 million, respectively, for the third quarter and first nine months of fiscal 2006 associated with the Company’s new lease on its corporate headquarters which was part of the sale-leaseback that occurred on January 30, 2006, (3) expense accruals of $0.5 million and $2.5 million, respectively, for the third quarter and first nine months of fiscal 2006 related to performance bonuses previously not earned and (4) operational expenses of $0.7 million and $1.1 million, respectively, for the third quarter and first nine months of fiscal 2006 associated with the Company’s newly acquired Jared M. business. In addition, SG&A expenses for the third quarter and first nine months of fiscal 2005 included a benefit of $1.0 million related to a class action settlement with Visa/Mastercard for past overcharges and other accrual benefits.

Consistent with SG&A trends through the end of the third quarter of fiscal 2006, the Company expects that total SG&A for the full fiscal year will approximate 10% of total sales. The Company expects that SG&A expenses for fiscal 2007 will increase between 2%—3%, plus an estimate of 10% for incremental sales during the year.

Provision for Employment Contract Termination

In the third quarter of fiscal 2006, the Company decided to terminate certain employment agreements with Rochester management as part of the Company’s plan to integrate its remaining San Francisco-based Rochester operations into its headquarters in Canton, MA. In connection with this decision to terminate, the Company incurred a charge of $1.2 million in the third quarter of fiscal 2006 to accrue its remaining obligations pursuant to these employees’ employment agreements.

Depreciation and Amortization

For the third quarter of fiscal 2006, depreciation and amortization increased approximately $0.5 million to $3.6 million as compared to $3.1 million for the third quarter of fiscal 2005. For the first nine months of fiscal 2006, depreciation and amortization increased $1.2 million to $10.3 million as compared to $9.1 million for the first nine months of fiscal 2005 as a result of capital expenditures associated with new and remodeled stores, the Company’s rebranding initiatives and other corporate capital expenditures.

Other Income, Net

During the first quarter of fiscal 2006, the Company sold its loss prevention subsidiary, LP Innovations, Inc. (“LPI”). The Company realized an initial gain on the sale of LPI in the amount of $1.5 million which is included as part of other income (expense), net on the Consolidated Statement of Operations for the first nine months of fiscal 2006. This gain was offset slightly by an accrual of approximately $0.4 million primarily related to the reimbursement to Jewelcor Management, Inc. (“JMI”) for certain legal costs incurred by JMI related to the Company. See Note 11 to the Notes to the Consolidated Financial Statements.

Interest Expense, Net

Net interest expense was $1.5 million for the third quarter of fiscal 2006 as compared to $2.1 million for the third quarter of fiscal 2005. For the first nine months of fiscal 2006, interest expense was $4.1 million as compared to $6.1 million for the first nine months of fiscal 2005. This decrease in interest expense is due to the repayment of approximately $22.1 million of long-term debt in addition to a decrease in average borrowings under the Company’s credit facility of approximately $22.8 million for the first nine months of fiscal 2006 as compared to the prior year.

Income Taxes

During the fourth quarter of fiscal 2005, the Company determined that it is more likely than not that it will be able to realize the benefits of a portion of its deferred tax assets and a portion of the Company’s valuation allowance was reversed at that time. For fiscal 2006, the Company began recording an income tax provision on its pretax earnings at its effective rate of 39.5%. Based on the net operating loss carryforwards available to the Company, management expects that cash payments for taxes will continue to be minimal at this time. As such, the Company utilized these net loss carryforwards toward a portion of its income tax provision for the first nine months of fiscal 2006, which resulted in a reduction of its deferred tax assets of approximately $1.6 million.

Net Income

For the third quarter of fiscal 2006, the Company had a net loss of $0.8 million, or $(0.02) per diluted share, as compared to a net loss of $2.8 million, or $(0.08) per diluted share, for the third quarter of fiscal 2005. For the first nine months of fiscal 2006, the Company had net income of $4.0 million, or $0.11 per diluted share, as compared to a net loss of $2.7 million, or $(0.08) per diluted share, for the first nine months of fiscal 2005. Results for the third quarter and first nine months of fiscal 2006 include a charge of $1.2 million related to severance costs incurred in connection with the termination of employment of certain members of Rochester management.

Inventory

At October 28, 2006, total inventory equaled $124.1 million as compared to $91.5 million at January 28, 2006 and $107.1 million at October 29, 2005. The inventory increase since January 28, 2006 of approximately $32.6 million is indicative of the time of year and the Company’s preparation for the holiday season. The inventory increase for the third quarter of fiscal 2006 as compared to the prior year’s third quarter of $17.0 million relates primarily to an increase of $6.0 million to support increased sales volumes in its direct businesses, as well as another $7.2 million of added inventories in the Rochester stores to strengthen its basic inventory levels, introduce private label sportswear product and support warehouse distribution levels to fill back store sales.

During the second quarter of fiscal 2006, the Company changed its inventory valuation method from lower of cost or market, on a FIFO basis, using the retail method to lower of cost or market, on a weighted-average cost basis, using the cost method. The effect of this change in accounting principle was not material at January 29, 2006, April 29, 2006, July 29, 2006 and October 28, 2006.

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

For the first nine months of fiscal 2006, cash used for operating activities was $6.8 million as compared to cash used for operating activities of $8.5 million for the corresponding period of the prior year. The primary reason for the improvement in cash flows from operating activities was due to the substantial improvement in operating income for the first nine months of fiscal 2006 as compared to fiscal 2005, offset slightly by the timing of cash flows among the Company’s working capital accounts.

In addition to cash flow from operations, the Company’s other primary source of working capital is its credit facility with Bank of America Retail Group, Inc., which was most recently amended effective May 19, 2006 (the “Amended Credit Facility”). The Amended Credit Facility continues to principally provide for a total commitment of $90 million with the ability to issue documentary and standby letters of credits of up to $20 million. The maturity date of the Amended Credit Facility was extended to October 29, 2007 and was subject to prepayment penalties through October 29, 2006. Borrowings under the Amended Credit Facility bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate and vary depending on the Company’s levels of excess availability.

The Company had $21.3 million in borrowings under the Amended Credit Facility at October 28, 2006. Outstanding standby letters of credit were $4.3 million and outstanding documentary letters of credit were $0.8 million. Average borrowings outstanding under this facility during the first nine months of fiscal 2006 were approximately $5.8 million, resulting in an average unused excess availability of approximately $68.4 million. Unused excess availability at October 28, 2006 was $63.7 million.

At October 28, 2006, the Company had $94.7 million in outstanding convertible notes. The convertible notes are convertible into shares of the Company’s common stock at a conversion price of $10.65 per share. The Company’s common stock was trading at $14 per share at the end of the third quarter of fiscal 2006. On or after January 6, 2007, the Company has the option to redeem the convertible notes, in whole or in part, at the redemption price, which is 100% of the principal amount plus accrued and unpaid interest and additional interest, if any, to, but excluding the redemption date. If the Company were to redeem all of the convertible notes outstanding, the Company’s debt obligations would be limited to its borrowings under the Amended Credit Facility, as discussed above. Correspondingly, shares of the Company’s common stock would increase by approximately 8.9 million shares.

As part of the Company’s approved $30 million stock repurchase program discussed above, during the second quarter of fiscal 2006, the Company repurchased 1.3 million shares for an aggregate cost, including broker commissions, of $13.1 million, resulting in an average price of $9.74 per share. The Company utilized funds available from its operating cash and borrowings under its Amended Credit Facility. No stock repurchases were made during the third quarter of fiscal 2006.

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

Capital Expenditures

The following table sets forth the stores opened and related square footage at October 28, 2006 and October 29, 2005, respectively:

	At October 28, 2006		At October 29, 2005
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
Casual Male Big & Tall retail and outlet stores	484	1,661	491	1,681
Rochester Big & Tall	25	192	23	174
Sears Canada	12	14	13	15

Total Stores	521	1,867	527	1,870

Total cash outlays for capital expenditures for the first nine months of fiscal 2006 were $15.8 million as compared to $10.7 million for the first nine months of fiscal 2005. Below is a summary of store openings and closings since January 28, 2006:

	Casual Male	Rochester Big &Tall	Sears Canada	Total stores
At January 28, 2006	481	24	13	518
New outlet stores	2	—	—	2
New retail stores	5	2	—	7
Closed stores	(4)	(1)	(1)	(6)

At October 28, 2006	484	25	12	521

Remodels	3	—	—	3

The Company expects that its total capital expenditures for fiscal 2006 will be approximately $22.0—$23.0 million, of which $8.0—$10.0 million relates to its re-branding of the Casual Male Big & Tall retail stores to Casual Male XL. The Company expects to incur approximately $6.0-$7.0 million for store capital related to new stores as well as remodels and relocations, with the remainder for system enhancements, distribution and corporate facilities and other corporate level expenditures.

For the remainder of fiscal 2006, the Company intends to open one additional Casual Male store, close up to 13 of its older Casual Male stores as their respective leases expire and relocate two other Casual Male stores to more desirable locations.

For fiscal 2007, the Company is currently estimating that capital expenditures will approximate $15.0 million to fund projects for new and relocated stores, certain IT programs and an additional $3.5 million for distribution center improvements.

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

Stock-Based Compensation

As of January 29, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by SFAS 148, and requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures. Actual results, and future changes in estimates, may differ substantially from these current estimates. Prior periods have not been restated to incorporate the stock-based compensation charge. For the third quarter and nine months ended October 28, 2006, the Company recognized total compensation expense of $264,000 and $513,000, respectively.

Inventory

During the second quarter of fiscal 2006, the Company changed its inventory valuation method. Previously, inventory was principally valued at the lower of cost or market on a first in, first out (“FIFO”) basis, under the retail inventory method. Inventory for the Company’s catalog and e-commerce businesses were accounted for using the average cost method, which approximated the retail method. Commencing in second quarter of fiscal 2006, all inventories will be valued at the lower of cost or market, using a weighted-average cost method. The Company believes that the weighted-average cost method is preferable as compared to the retail inventory method because it will provide much greater precision in the costing of sales and inventory, which will enable the Company to better manage its margins, control its promotions and value its inventory. Because the weighted-average cost values inventory based on actual quantities of specific SKUs on hand valued at an average purchase cost for a particular SKU rather than an estimate of an average cost complement for a pool of inventory, the average cost method increases the accuracy of reporting the value of inventory and improves the matching of costs with revenue. Further, it is consistent with the practices of many other retailers. In addition, since implementation of the new inventory system, the Company’s operations have been managed based on data provided from the perpetual inventory system. By valuing inventory based on the perpetual records, financial reporting of the Company is aligned with operations. Furthermore, the perpetual inventory provides SKU level/store level shrink measures to allow for more accurate estimates of shrink reserves for periodic reporting.

The revaluation of inventory using the weighted-average cost method approximated the Company’s inventory valuation under the previous FIFO retail method at January 29, 2006, April 29, 2006 and July 29, 2006; accordingly, the impact of the change was not material to the financial statements for the three and six months ended July 29, 2006. Further, the impact of the change did not have a material impact to the results for the third quarter of fiscal 2006 and is not expected to have a material effect on future periods. Due to system conversions that were completed at the end of fiscal 2005, the Company was able to generate SKU-level cost detail for all locations. Prior to such conversions, the Company could not determine the impact of the change to the weighted-average cost method and therefore could not retroactively apply the change to prior year periods presented.

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

Interest Rates

The Company utilizes cash from operations and the Amended Credit Facility to fund its working capital needs. The Amended Credit Facility is not used for trading or speculative purposes. In addition, the Company has available letters of credit as sources of financing for its working capital requirements. Borrowings under the Amended Credit Facility, which expires in October 29, 2007, bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”). At October 28, 2006, the Company had $5.3 million of borrowings accruing interest at the prime rate of 8.25% per annum and $16.0 million of outstanding LIBOR contracts accruing interest at a rate of approximately 7.07% per annum. Based upon a sensitivity analysis as of October 28, 2006, assuming average outstanding borrowing during fiscal 2006 of $5.8 million, a 50 basis point increase in the prime based interest rates would have resulted in a potential increase in interest expense of approximately $29,000.

Foreign Currency

The Company’s Sears Canada store locations conduct business in Canadian dollars and the Company’s Rochester Big & Tall Clothing store located in London, England conducts business in British pounds. If the value of the Canadian dollar or the British pound against the U.S. dollar weakens, the revenues and earnings of these stores will be reduced when they are translated to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of October 28, 2006, sales from the Company’s Sears Canada stores and its London Rochester Big & Tall store were immaterial to consolidated sales. As such, the Company believes that movement in foreign currency exchange rates will not have a material adverse affect on the financial position or results of operations of the Company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 28, 2006. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of October 28, 2006, the Company's disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended October 28, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of fiscal 2006, the Company issued 93 shares of common stock upon conversion of $1,000 principal amount of Convertible Notes. These shares were issued pursuant to an exemption provided by Section 3(a)(9) of the Securities Act of 1933.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on July 31, 2006. The matters submitted to a vote of the Company's stockholders were (i) the election of seven directors, (ii) approval of the adoption of the Company’s 2006 Incentive Compensation Plan and (iii) the ratification of Ernst & Young LLP as the independent registered public accounting firm for the Company for the current fiscal year.

(i)	The Company's stockholders elected seven directors to hold office until the 2007 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The results of the voting were as follows:

Directors	Votes FOR	Votes AGAINST
Seymour Holtzman	24,848,036	7,540,598
David A. Levin	30,949,889	71,465
Alan S. Bernikow	30,995,966	25,388
Jesse Choper	30,116,739	904,615
Ward K. Mooney	30,996,735	24,619
George T. Porter, Jr.	30,659,509	361,845
Robert L. Sockolov	30,450,919	570,435

(ii)	The Company’s stockholders approved the adoption of the Company’s 2006 Incentive Compensation Plan. The results of the voting were as follows:

Votes FOR	Votes AGAINST	Votes ABSTAINED
21,578,247	4,428,421	61,582

(iii)	The Company's stockholders also ratified the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the current fiscal year. The results of the voting were as follows:

Votes FOR	Votes AGAINST	Votes ABSTAINED
31,001,578	14,937	4,839

Item 5. Other Information.

Item 6. Exhibits.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.

Date: November 17, 2006	By:	/S/ DENNIS R. HERNREICH
Dennis R. Hernreich
Executive Vice President and Chief Financial Officer