Form 10-K
period 2007-02-03
CASUAL MALE RETAIL GROUP INC
filed 2007-04-02
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2007 (Fiscal 2006)	Commission File Number 0-15898

CASUAL MALE RETAIL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

(781) 828-9300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

As of July 29, 2006, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $228.3 million, based on the last reported sale price on that date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily determinative for other purposes.

The registrant had 41,599,169 shares of Common Stock, $0.01 par value, outstanding as of March 14, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III.

CASUAL MALE RETAIL GROUP, INC.

Index to Annual Report on Form 10-K

Year Ended February 3, 2007

PART I.

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Annual Report are generally located in the material set forth under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause our actual results to differ materially from such forward-looking statements, including, without limitation, those risks and uncertainties, set forth under Item 1A, Risk Factors, which begins on page 15 of this report. Readers are encouraged to carefully review these risks and uncertainties.

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

Item 1. Business

Casual Male Retail Group, Inc. together with our subsidiaries (the “Company”) is the largest specialty retailer of big & tall men’s apparel with retail operations throughout the United States, Canada and London, England. We operate 407 Casual Male XL retail stores, 65 Casual Male XL outlet stores, 12 Casual Male at Sears Canada stores, 24 Rochester Big & Tall stores and a direct to consumer business, which includes a catalog business and e-commerce sites. Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Casual Male Retail Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005 as “fiscal 2006”, “fiscal 2005” and “fiscal 2004”, respectively.

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

BUSINESS STRATEGY

When we acquired the Casual Male business we were faced with several challenges. The Casual Male business had significant potential but was underperforming due to, among other things, poor merchandising, outdated infrastructure, high overhead costs and lack of marketing focus. Over the past several years, since the acquisition, we have been implementing our strategic turnaround initiatives to improve the overall infrastructure of the business, restructure the merchandise operations, improve the cost structure and increase profitability. These initiatives also included divesting our under-performing and non-core business segments, such as our Levi’s®/Dockers® business and Ecko Unltd.® business, and acquiring Rochester Big & Tall Clothing (“Rochester”).

With these turnaround initiatives completed, our current and long-term business strategy is to build market share, better utilize our infrastructure and to attain operating margins at better than 10%. The big & tall industry is highly fragmented with a large volume of target customers who we believe are essentially underserved. Our current business strategy is to grow our business by offering a shopping alternative to the full spectrum of these potential target consumers. Through acquisitions, new business formats and new product development, we believe we will be able to cater to all income demographics from the value-oriented customer to the high-end luxury-oriented customer. We will be able to offer our customers merchandise in all lifestyles from casual to business, young to mature, in all sizes XL and up.

OUR INDUSTRY

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

The men’s big & tall apparel market is currently served by a variety of retailers, including department stores, mass merchandisers and specialty stores. These stores typically offer a limited assortment of sizes and styles. By offering the widest selection of sizes and styles, we have continued to gain significant market share. We estimate that our current market share is approximately 7.7% and believe that we have the potential to reach 12% and beyond. We believe we can achieve this goal by catering to the broader target market, attracting customers from various income, age and lifestyle segments.

OUR BUSINESS

We are a multi-channel retailer offering high quality apparel for the big & tall male customer. We have two primary brands: Casual Male and Rochester. The Casual Male customer is a consumer of primarily moderately priced branded and private label casual sportswear and dresswear. The Rochester customer is a consumer of fine quality, designer and branded menswear, priced at exceptional value and supported with excellent customer service.

Our strategy is to appeal to all of our customers by providing multiple and convenient ways to shop. Our customers are often destination shoppers when it comes to purchasing apparel for themselves. For customers that are somewhat uncomfortable in a traditional shopping environment, we offer them the opportunity to shop through our catalogs and e-commerce sites.

Our Retail Stores

Casual Male XL retail stores. At February 3, 2007, we operated 407 Casual Male XL full-price retail stores, located primarily in strip centers, power centers or stand-alone locations. These stores target the middle-income customer seeking good quality at moderate prices. These stores offer a broad selection of basic sportswear, other casual apparel, dress wear, accessories as well as a full collection of our private label collections, 626 Blue, Harbor Bay and Synrgy. The average Casual Male XL store is approximately 3,484 square feet and has approximately $199 in sales per square foot annually.

Casual Male XL outlet stores. At February 3, 2007, we operated 65 Casual Male XL outlet stores designed to offer a wide range of casual clothing for the big & tall customer at prices that are generally 20-25% lower than those offered at our retail stores. Much of the merchandise in the outlet stores is offered with the purchasing interests of the value-oriented customer in mind. The merchandise assortments and brands carried in the outlet stores is consistent with the merchandise strategies carried in our direct business, B&T Factory Direct. The average Casual Male XL outlet store is approximately 3,103 square feet and has approximately $184 in sales per square foot annually.

Rochester Big & Tall stores. At February 3, 2007, we operated 24 Rochester Big & Tall stores, located in major cities through the United States and one store in London England. We currently operate 23 Rochester Big & Tall retail stores and one Big & Tall outlet store. The Rochester Big & Tall stores provide the customer with high end merchandise from well-recognized brands. The average Rochester store is approximately 7,684 square feet and has approximately $341 in sales per square foot annually.

Casual Male at Sears Canada stores. At February 3, 2007, we operated 12 Casual Male stores located within Sears Canada stores. The average Sears Canada Casual Male store is approximately 1,171 square feet and has approximately $92 in sales per square foot annually.

Store Expansion.

We currently have over 500 retail store locations. We believe that there is still a great deal of opportunity for new store growth in areas of the country that we have not yet penetrated. On the Casual Male XL side, we have identified at least 100 potential store locations for long-term growth, and with only 24 Rochester Big & Tall retail stores currently open, there are significant opportunities there as well.

For fiscal 2007, we intend to open 8 new Casual Male XL retail and outlet stores and expect to close 12 existing stores as their respective leases expire. We also plan to open 3 new Rochester Big & Tall retail stores. Because the Rochester Big & Tall retail stores are higher-end, we ideally are looking at urban locations, which means that new store growth may not occur as fast as Casual Male XL stores because urban locations are generally less plentiful and more difficult to obtain. Our average build-out costs for a new 3,400 square foot Casual Male XL store is approximately $45 per square foot and for a Casual Male XL outlet store it approximates $35 per square foot. Our Rochester Big & Tall stores usually average 7,600 square feet and build-out costs average approximately $120 per square foot.

We have also identified approximately 54 of our older Casual Male XL retail stores that are currently in strip locations with high tenant vacancies. Over the next three years, as these leases expire, we plan on relocating these stores to better locations within the same geographical area. During fiscal 2006, we were able to relocate 10 Casual Male XL stores to better locations with higher foot traffic and we immediately saw significant improvements in sales over the prior year. This program will help us achieve our goal of increasing our overall sales per square foot.

Our Direct Businesses

Our direct businesses are a natural extension of our retail and outlet store operations and extend the reach of our brands by offering an easy way for our customers to shop. An NPD Group study completed in 2005 found that the big & tall customer often crosses channels to find the clothing they need and want. The study found that approximately 33% of big & tall customers shop online for their clothing, as compared to 21% of regular sized men. Likewise, the big & tall customer’s rate of catalog shopping is nearly double that for men who do not require special sizes.

Our direct businesses continue to show substantial year over year increases which we expect will continue in fiscal 2007. In addition, during fiscal 2006 we made several business and product development initiatives which we believe will further grow our business, by meeting many of our customers’ lifestyle needs.

Catalogs.

Our “Casual Male XL” catalogs offer an assortment of merchandise similar to what is available in the stores, but also offers a broader selection of brands, styles and sizes. During fiscal 2006, we issued 30 editions of our Casual Male XL catalogs and circulated a total of 11.0 million catalogs, an increase of 55% from fiscal 2005. In fiscal 2007, we intend to issue 27 editions with a circulation of 12.0 million catalogs, with the intention of pursuing prospecting activity as well as driving multi-channel sales. In Spring 2006, we launched a co-branded Casual Male XL and Sears U.S. catalog, mailing 15 editions with a circulation of 2.3 million, including prospecting circulation. In 2007, we plan on mailing 17 editions with a circulation of 2.2 million. The merchandise assortment in the co-branded Casual Male XL and Sears U.S. catalog is similar to our Casual Male XL catalog.

Our “Rochester Big & Tall” catalog business offers an assortment of clothing that is similar to what can be found in our retail stores, with a broader selection in most cases. Because we currently have only 24 Rochester Big & Tall retail locations, which may not be accessible for many of our Rochester customers, Rochester’s catalog business is a significant portion of our overall Rochester business. During fiscal 2006, we issued 16 editions of the Rochester Big & Tall catalog with a circulation of 4.2 million. In 2007, we plan to issue 19 editions of the Rochester Big & Tall catalog with a circulation of 4.7 million.

During Spring 2006, we launched a co-branded section in the Sears Canada catalog. We appeared in 3 editions with a circulation of 12.0 million catalogs. The co-branded catalog section offers an assortment of clothing similar to our Casual Male XL catalogs. We will continue this co-branded offering with similar circulation for 2007.

In Spring 2007, we will be launching a new catalog “B&T Factory Direct” to cater to our value-oriented customers. The catalog will offer an assortment of merchandise similar to the merchandise that is found in our Casual Male XL outlet stores. We plan to mail 7 editions with a circulation of 0.7 million.

In-bound calls and order fulfillment for our U.S. catalogs are currently handled at our distribution center. See “Distribution” below.

E-Commerce businesses.

Our Casual Male XL website, www.casualmalexl.com, offers a similar selection of merchandise as is offered in our Casual Male XL catalogs. During fiscal 2006, we re-designed this website to reflect our new Casual XL look and logo. During fiscal 2006, the Casual Male XL website had a sales increase of 59%, which followed a 42% increase in fiscal 2005 and a 57% increase in fiscal 2004.

In our effort to appeal to all income demographics within our industry, in October 2006, we launched a new website, www.btdirect.com, to appeal to our value-oriented outlet customers. The merchandise available on this website is an expanded selection but similar to the merchandise that can be found in our Casual Male XL outlet stores.

We also offer selected Casual Male merchandise, through our business relationship with Sears Canada and Sears US, on Sears.com and Sears.ca, Sears’ Canadian website. We continue to view this opportunity as a way to enter and test the international big & tall market with relatively low risk and minimum capital.

Our Rochester website, www.rochesterclothing.com, offers substantially the same merchandise as offered in our Rochester stores and catalog. In Fall 2006, we re-designed the website to improve the customer’s experience. During fiscal 2006, the Rochester website had a sales increase of 45% over the prior year.

As discussed further below under “Merchandise”, in May 2006, we purchased Jared M., an apparel company specializing in selling custom clothing to high-profile customers. We maintain an information website at www.jaredm.com.

In October 2006, we acquired SuperSizeWorld, a direct-to-consumer business specializing in the selling of select unique, high quality products which help larger people maintain a more comfortable lifestyle. The types of products sold on our website www.SuperSizeWorld.com, include bathroom accessories, health and beauty items, medical products, sports and outdoor accessories, patio furniture, travel accessories and other household items. During fiscal 2007, we plan to re-design this website and change the acquired domain name to www.LivingXL.com, to more closely reflect our marketing message. We plan to market this business by utilizing our existing customer database as well as new customer prospecting. In addition, we will mail 7 editions of a LivingXL catalog with circulation of 2.5 million.

We also own the domain name www.bigandtall.com. This site integrates our Casual Male and Rochester websites in an effort to generate additional traffic.

We currently process and fulfill orders from our websites through our distribution center which is located in Canton, Massachusetts. Merchandise is either shipped directly to the customer from our distribution center or dropped shipped to our customer directly from the vendor.

MERCHANDISE

Casual Male Business. The Casual Male XL stores and direct businesses offer an extensive selection of quality sportswear, dress clothing and footwear for the big & tall male customer at moderate prices. Over 50% of the Casual Male merchandise is basic or fashion-neutral items, such as jeans, casual slacks, tee-shirts, polo shirts, dress shirts and suit separates. The Casual Male customer is primarily interested in comfort and fit, more so than price. As such, Casual Male’s clothing has features specifically designed for our customer, such as waist-relaxer pants, stretch belts, zipper ties, wide band socks, neck-relaxer shirts and clothing with comfort-stretch technology and reinforced stress points. Independent tests have shown that our merchandise is among the highest in quality of all major brands.

We carry several private label lines in our Casual Male XL stores and direct businesses which continue to perform very strongly. Comfort, fit and technology are the driving force behind our Comfort Zone™ apparel line. The merchandise has exclusive features such as our patented Neck-Relaxer shirt, Waist-Relaxer pants, Jacket-Relaxer suit separates and Dry-Action wicking polo that provide comfort and performance combined with uncompromising style so that big & tall men can find casualwear and dresswear that fits their lifestyle.

Harbor Bay was our first proprietary brand and it continues to represent a significant portion of our business specifically of our core basic merchandise. Harbor Bay is a traditional line of clothing which competes with the Dockers®, Izod® and Cutter & Buck® branded products. In fiscal 2007, we plan to launch a new private label line Oak Hill which will be a premier line catering to those customers looking for slightly more style and quality in a traditional lifestyle.

Our 626 Blue-Vintage Surplus (“626 Blue”) private label line is targeted toward a younger customer. With the average age of our customer currently being 39 years of age, one of our long-term objectives is to draw a younger customer into our stores. 626 Blue introduces a younger lifestyle look that caters to a broader market, one influenced by Abercrombie & Fitch and American Eagle. Our 626 Blue merchandise is comprised of premium washed denim, casual wovens and tee-shirts. This private label line has performed strongly since its release last year and we plan to increase our current product offerings.

This year we introduced, on a test basis, our Synrgy line, a private label product targeting the customer looking for a contemporary look. The merchandise is similar in inspiration to Perry Ellis Portfolio or Calvin Klein’s sportwear line. Based on the positive response of this line, we will be doing a full launch in Spring 2007.

We are also building a strong private label program specifically for our Casual Male XL outlet stores and our B&T Factory Direct businesses which will be similar to our lifestyle private label lines found in our retail stores but made at lower costs and sold at lower price points for our value-oriented customers. We currently carry Canyon Ridge, which is similar in style to our Harbor Bay product line, and Flex Zone, which is similar to our Comfort Zone™. We will be expanding this offering in 2007 to include 555 Turnpike, which will be targeted toward our younger customers similar to 636 Blue, and Fuse, a contemporary line similar in style to our Synrgy product line.

In addition to our many private label lines, we carry several well-known brands of merchandise including, Polo Ralph Lauren, Nautica, Izod, Nautica Jeans Co., Perry Ellis Portfolio®, Geoffrey Beene®, Sean John®, Sketchers®, Levi’s®, Dockers®, Calvin Klein, Reebok® and others.

The introduction of these aforementioned private label brands together with the traditional well-known brands enables us to better cater to the various market segments of our overall target market. Our research has shown that we need to appeal to a variety of customers within the big & tall market in our efforts to become the selection of choice among big & tall men.

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

The Guaranteed-in-Stock Program in our Casual Male XL stores shows our commitment to our customers to maintain an in-stock position on several of our top styles. With our current integrated replenishment system in place, we have been able to improve our in-stock position on core merchandise which in turn has improved our margins. We believe that the ability to manage in-stock positions on key core merchandise such as tee-shirts, polo shirts and jeans is necessary to our success. We now guarantee our customers that for our top 7 styles, representing approximately 20% of our total sales and including our popular Comfort Zone™ waist relaxer pant, we will have their size in stock or delivered to their home within 5 days or the merchandise is free. Less than 5% of this merchandise was out-of-stock during fiscal 2006 as compared to 30% three years ago.

Rochester Business. Our Rochester Big & Tall stores carry a broad selection of quality apparel, at higher price points, from well-known branded manufacturers such as Polo Ralph Lauren, Burberry, Ermenegildo Zegna, Robert Talbott, Tommy Bahama, Axis, and Versace Classic. The Rochester customer is able to find a wide range of apparel from casual activewear to dressy suits. These stores cater to the customer, offering a personal shopper-type experience, with experienced staff that has a strong knowledge of the merchandise and services such as on-site tailoring.

During fiscal 2006, with the support of our direct sourcing program, we introduced two private brands specifically for our Rochester customers. Rochester 1906™ which is targeted as a classic traditional line offering sportswear, loungewear and dress shirts. Castagne™ is positioned as a more contemporary sportswear line. Both proprietary private brands feature the highest quality fabrications, details and construction. By the end of fiscal 2007, we believe that up to 20% of Rochester’s merchandise assortments will be from our private label merchandise.

In May 2006, we acquired Jared M., a direct sales apparel company specializing in selling custom clothing to professional athletes and other high-profile clients, almost all of whom are big & tall. We see this acquisition as an ideal extension of our Rochester business. The Jared M. merchandise is designed and manufactured with European inspired fashion trends using the highest quality and finest fabrics. Initially, we plan to open three Jared M. shops within our existing Rochester Big & Tall stores and expand the business to catalog and internet. Also during fiscal 2007, we intend to expand this custom clothing business to include Jared M. and Rochester brands, eventually offering these custom clothing selections in all Rochester stores. At the same time, we plan to expand Jared M.’s direct sales force to further penetrate Jared M.’s existing business. This acquisition fits into our overall long-term strategy to gain market share in the big & tall market.

MARKETING AND ADVERTISING

Our marketing department creates and implements a wide variety of national, regional and local advertising, direct marketing and sales promotion programs. These direct mail and e-mail programs are designed to increase sales and customer awareness of the Casual Male and Rochester brand names. A strong component to the marketing budget is direct mail campaigns to Casual Male and Rochester customer databases. Approximately 70% of all sales were captured in our customer database in fiscal 2006. This allows continuous communication with our customers both for promotional events as well as relationship programs such as the birthday club and new customer programs. We maintain the largest customer database of purchasers of big & tall clothing. In addition, local store marketing activities occur on a regular basis and include store opening events and in-store promotion programs.

During the second quarter of fiscal 2006, we completed our initiative of re-branding all of our full-price Casual Male Big & Tall business to “Casual Male XL” as part of our strategy to remove the stigma associated with “big & tall” so as to appeal to a broader group of our target market, a younger demographic and the smaller and taller market segment of the big & tall market. This re-branding included the re-engineering of the look and feel of our Casual Male brand in all communications, including our store fronts and in-store signage, as well as throughout our catalogs and website.

We utilize a customer relationship management (“CRM”) system, installed in fiscal 2005, which allows us to expand our level of communication to our customers, and makes available pertinent customer information at the store level, with the goal of servicing the customer better. With the customer database maintained at the corporate office, our Casual Male business has daily results on its direct marking efforts and has the ability to respond to business immediately. Our sales associates now have an array of information available about their customers. Through the CRM real-time database, our sales associates are able to access valuable information on each customer’s buying patterns, preferences and sizes.

During the third quarter of fiscal 2006, we introduced a customer loyalty program for our Casual Male customers. Under the program, customers will accumulate points based on purchase activity and earn rewards by reaching certain point thresholds. Rewards earned are valid through the stated expiration date, which is approximately five months from the mailing date and can be redeemed for a discount on a future purchase of merchandise. Rewards not redeemed during the five-month redemption period are forfeited. We believe that these efforts can lead to new customers as well as a more loyal customer base.

During this year, we significantly reduced the number of pricing promotions due to their ineffectiveness relative to cost and, instead, we included in our “contact plans” to our customers, through direct mail (although 20% less frequently), more overall branded communications, sharing with our customers the advantages of shopping with us and educating them about the features of our product and the lifestyle merchandise offerings during important seasonal transition periods of the year.

Based on controlled sales tests of outside customer lists in fiscal 2005 and 2006, during prime selling periods in fiscal 2007, we will be mailing to prospective catalog customers not already on our customer database.

With our internet developments we have attracted new customers and fueled a 33% growth of unique visitors to www.casualmaleXL.com. Search engine optimization included several internal site improvements. Search engine marketing efforts were more systematic keyword bidding, ad placements and a new affiliate partner relationship. Through various new marketing initiatives, we will be targeting new customers in all three channels—retail, catalog and internet.

Advertising and marketing costs for all channels of our businesses represented approximately 6.6% of our total revenue for fiscal 2006. This includes creating and distributing catalogs, retail direct mail pieces and all in-store signage for our 472 Casual Male XL stores and 24 Rochester stores, as well as supporting e-commerce efforts. We anticipate we will continue these marketing strategies for fiscal 2007 with an approximate 5% increase in marketing dollars, but a slight drop as a percentage to sales to 6.5%; in addition, we plan to expend approximately $4.0 million in incremental marketing expenditures to grow our new businesses. We intend that our marketing efforts will become more effective at connecting with our customers without the unnecessary gross margin expense of costly promotional pricing programs.

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

The catalog business has several competitors, including the King Size Catalog (which is owned by Redcats USA, a wholly owned subsidiary of Pinault-Printemps-Redoute, SA of France) and J.C. Penny’s Big & Tall Collection catalog.

STORE OPERATIONS

Our field organization is overseen by our Senior Vice President of Sales and is comprised of the following:

Casual Male store operations

In order to provide management development and guidance to individual store managers, we employ approximately 38 District Managers. The District Managers are divided among five geographical regions, each region consisting of 7 to 9 District Managers depending on the number of stores and their locality to each other. Each District Manager is responsible for hiring and developing store managers at the stores assigned to that manager’s area and for the overall operations and profitability of those stores. District Managers report directly to a Vice President of Casual Male Sales.

Each store is staffed with a salaried store manager and hourly assistants and associates. Each store manager also is entitled to receive commissions and bonuses based on achieving certain set operational targets.

Rochester store operations

The Rochester store operations are divided among three geographical regions which are managed by three Regional Managers reporting to the Vice President of Rochester sales. Each Regional Manager is directly responsible for hiring and developing store managers at the 6 to 11 stores assigned to that manager’s area and for the overall operations and profitability of those stores.

Each Rochester store is staffed with a salaried store manager, up to three salaried assistant managers and commission-based salaried associates.

GLOBAL SOURCING

In fiscal 2005, we started developing a direct sourcing program for our private label merchandise. During fiscal 2006, approximately 65% of our merchandise was from our private label product lines, which includes our 626 Blue, Comfort Zone™, Synrgy and Harbor Bay product lines. With the strong sales results of our private label merchandise, we anticipate increasing this percentage over the next two years, and anticipate that up to 75% of our total private label receipts will be directly sourced internationally. We expect that all channels within both Casual Male and Rochester will benefit from this initiative.

We currently work with Li & Fung (Trading) Limited, who acts as a non-exclusive buying agent for our Company, to assist us in purchasing merchandise in certain foreign countries. The majority of our merchandise is currently sourced from various vendors and factories within Asia as well as the Dominican Republic. We use a select group of vendors and factories that we believe are the most reputable and will maintain our high standards of quality. These vendors typically ship our merchandise to us primarily by boat, which in most cases takes approximately 30 days in transit, depending on the country. The ships unload at the Port of New York where the merchandise is sent to Worcester, Massachusetts where they clear customs and then are trucked to our distribution center.

We require each vendor and factory to adhere to our Code of Conduct, which is designed to ensure that the operations of each of our business partners are conducted in a legal, ethical and responsible manner. Our Code of Conduct requires that each of our business partners operate in compliance with the applicable wage, benefit and working hours and other laws of each of the respective countries in which we do business and forbids the use of practices such as child labor or forced labor. We oversee and manage our compliance program internally. We contract with a third-party compliance audit firm to make periodic visits to the factories that produce our merchandise to monitor compliance, including prequalification for new suppliers. Li & Fung also has their own compliance program which supplements our program.

In an effort to minimize foreign currency risk, all payments to our vendors and buying agent are made in U.S. dollars through the use of letters of credit.

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

Since 2003, we have partnered with United Parcel Services (“UPS”) which has improved our distribution methods and also has reduced our shipping costs as a result of not having to use third party trucking companies. By utilizing UPS, we are able to track all deliveries from the warehouse to our individual stores, including the status of in-transit shipments. In January 2007, we amended our contract with UPS which extended our contract with them through December 2010.

We utilize the Manhattan Associates’ PKMS warehousing application for our distribution center systems, which has significantly streamlined our distribution processes, enhanced our in-transit times, and significantly reduced our distribution costs. In addition, we have slightly altered our distribution strategy as it relates to seasonal merchandise to allow for replenishment of styles at the color and size level which has optimized sales opportunities and minimized our end of season clearance markdowns. This seasonal merchandise distribution strategy requires significantly higher volume of individual piece processing, a more costly distribution method in contrast to carton handling. However, in conjunction with the installation of a more efficient PKMS warehousing application, we have also updated our processes in order to optimize the new system capabilities in areas such as receiving, cross-dock handling, put-away, and picking which will include the use of scanning equipment. Accordingly, in spite of the shift in distribution strategy to include the more costly piece replenishment, our distribution costs have and are expected to decrease as a result of the new systems and the adoption of updated process flows.

Beginning in fiscal 2006, our Rochester business began to benefit as well from these enhanced warehousing systems and new merchandising infrastructure. Prior to our acquisition, the Rochester stores received a significant portion of their merchandise as drop-shipments from various vendors and were only receiving deliveries approximately once a month, resulting in frequent out-of-stock positions and poor inventory management.

During fiscal 2007, we plan to implement new sorting systems for both our retail as well as direct businesses. These sorting systems will not only improve our labor efficiencies but it will also dramatically improve our daily capacity to process and ship merchandise directly benefiting our growing business, particularly our direct-to-consumer businesses.

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

Presently, our management information systems consist of a full range of retail merchandising and financial systems which include merchandise planning and reporting, distribution center processing, inventory allocation, sales reporting, and financial processing and reporting. Our system integration project has been completed. Our Casual Male business operates primarily on an IBM AS/400 platform, with the e-commerce/catalog business on the HP environment. We utilize Lawson Financial Systems for all of our financial operations. Our management team now has several tools with which to manage the business on a consolidated level in a more efficient and effective manner. We use the JDA E3 Advanced Replenishment system for the Casual Male business which has improved sales opportunities and control over inventory of basic merchandise. One of the other important achievements of these system upgrades is that we have built into our infrastructure the ability and capacity to process significantly more transactions more efficiently than with the previous processing.

During fiscal 2004, we completed the systems integration work to upgrade our merchandising systems to the JDA Portfolio Solutions, specifically the MMS Merchandise Management System, E3 Advanced Replenishment, Retail Ideas Data Warehouse, and Arthur Merchandise Planning and Advanced Allocation systems. In addition, we also converted our distribution system to Manhattan Associates’ PKMS distribution system. To implement these initiatives, we spent approximately $14.0 million since the acquisition, primarily on system enhancement, implementation and maintenance. With the systems fully implemented, we expect to be able to improve sales, better manage inventory levels and streamline operations by:

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

During fiscal 2006, we upgraded our E3 Replenishment systems to optimize fill back from vendors and adjustments from seasonal profiles. Our web sites were standardized on a state-of-the-art platform from Art Technology Group. We implemented the e-SPS Product Life Cycle Management system from NGC to support the growth of our direct sourcing initiatives. A customer loyalty program was rolled out in the third quarter for the Casual Male business. To support the marketing area, we implemented the PlanSystem3 environment from Quad-Systems to manage marketing assets, schedule promotions and monitor activities.

Our merchandising management systems are updated daily with all store transactions and provide daily sales, inventory, pricing and merchandise information and management reports to assist us in operating our retail business. Our merchandising system applications also facilitate the placement and tracking of purchase orders and utilize EDI technology. We evaluate this information, together with weekly reports on merchandise statistics, prior to making decisions regarding reorders of fast-selling items and the allocation of merchandise.

When acquired, our Rochester business was being supported by AS/400 applications that were over 20 years old. During the fourth quarter of fiscal 2005, we completed the conversion of our 24 Rochester stores to the existing Casual Male system environment.

For fiscal 2007, the focus of MIS will be adding advanced functionality to our websites, installing piece sorters in the warehouse to improve product through put, rolling out a customer loyalty program for the Rochester business, implementing systems to support made-to-order product and piloting kiosks for expanded product offerings in stores.

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

TRADEMARKS/TRADEMARK LICENSE AGREEMENTS

We own several servicemarks and trademarks relating to our Casual Male business, including, among others, “Casual Male®”, “Casual Male XL™”, “B&T Factory Direct™”, “Rochester Big & Tall™”, “Harbor Bay®”, “Oak Hill™”, “Comfort Zone by Casual Male™”, “Jared M.®”, “Synrgy™”, “Rochester 1906™” and “Castagne™”. We also have a U.S. patent for an extendable collar system, which is marketed as “Neck-Relaxer®.”

EMPLOYEES

As of February 3, 2007, we employed approximately 3,092 associates, of whom 1,748 were full-time personnel. We hire additional temporary employees during the peak Fall and Holiday seasons. None of our employees are represented by any collective bargaining agreement.

AVAILABLE INFORMATION

Our corporate website is www.casualmaleXL.com. We make available, free of charge, through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we have electronically filed such material with, or furnished such materials to, the Securities and Exchange Commission. The SEC maintains an internet site that contains reports, proxy and information statements, and other information for issuers that file electronically with the SEC at http://www.sec.gov.

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

Our marketing programs and success in maintaining and building our brand awareness are critical to achieving successful market share growth within the big & tall industry.

Our success in increasing our market share in the big & tall apparel business is largely dependent on maintaining our favorable brand recognition and effectively marketing our merchandise to all of our target customers in several diverse market segments. In order to grow our brand recognition and our market share, we depend on the successful development of our brands through several means including advertising events, direct mail marketing, e-commerce and catalog marketing and customer prospecting. Our business is directly impacted by the success of these efforts and those of our vendors. Future advertising efforts by us, our vendors or our other licensors may be costly and may not result in increased market share or revenues.

Our success significantly depends on our key personnel and our ability to attract and retain additional personnel.

Our future success is dependent on the personal efforts, performance and abilities of our key management which includes our executive officers as well as several significant members of our senior management. For example, the loss of the services of David Levin, our President and Chief Executive Officer, or Dennis Hernreich, our Chief Operating Officer and Chief Financial Officer, each of whom is an integral part of our daily operations and are primary decision makers in all our important operating matters, could significantly impact our business until adequate replacements can be identified and put in place. The loss of any of our senior management may result in a loss of organizational focus, poor operating execution, an inability to identify and execute potential strategic initiatives, an impairment in our ability to identify new store locations, and an inability to consummate possible acquisitions.

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

Our business may be negatively impacted and we may be liable if third parties misappropriate proprietary information of our customers and breach our security systems.

Any security breach could expose us to risks of loss, litigation and liability and could adversely affect our operations. If third parties are able to penetrate our network security or otherwise misappropriate the personal information or credit card information of our customers or if third parties gain unauthorized and improper access to such information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, including unauthorized marketing purposes. These claims could result in litigation. Liability for misappropriation of this information could be significant. Further, if a third party were to use this proprietary customer information in order to compete with us, it could have a material adverse impact on our business and could result in litigation.

Over the past several months we have been working toward becoming Payment Card Industry (“PCI”) compliant and expect to become compliant by September 2007. We believe that this is a necessary and required step toward ensuring that our security systems are protected.

We are dependent on third parties for the manufacture of the merchandise we sell.

We do not own or operate any manufacturing facilities and are therefore entirely dependent on third parties for the manufacture of the merchandise we sell. Without adequate supplies of merchandise to sell to our customers in the merchandise styles and fashions demanded by our particular customer base, sales would decrease materially and our business would suffer. Furthermore, approximately 70% of our merchandise is branded merchandise made specifically for Casual Male and our customers. In the event that manufacturers are unable or unwilling to ship products to us in a timely manner or continue to manufacture products for us, we would have to rely on other current manufacturing sources or identify and qualify new manufacturers. We might not be able to identify or qualify such manufacturers for existing or new products in a timely manner and such manufacturers might not allocate sufficient capacity to us in order to meet our requirements. Our inability to secure adequate and timely supplies of private label merchandise would negatively impact proper inventory levels, sales and gross margin rates, and ultimately our results of operations.

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

Like most other retail businesses, our business is seasonal. Historically, over 30% of our net sales have been made and approximately 70% or more of our operating income has been generated during November, December and January. Like other retail businesses, our operations may be negatively affected by local, regional or national economic conditions, such as levels of disposable consumer income, consumer debt, interest rates and consumer confidence. Any economic downturn might cause consumers to reduce their spending, which could negatively affect our sales. A sustained economic downturn would likely have an adverse affect on our results of operations.

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

The market price of our common stock has fluctuated in the past and may increase or decrease rapidly in the future depending on news announcements and changes in general market conditions. Between January 31, 2003 and March 23, 2007, the closing price of our common stock ranged from a low of $1.95 per share to a high of $15.10 per share. The following factors, among others, may cause significant fluctuations in our stock price:

•	news announcements regarding quarterly or annual results of operations;

•	monthly comparable store sales;

•	acquisitions;

•	competitive developments;

•	litigation affecting us; or

•	market views as to the prospects of the retail industry generally.

We cannot assure our stockholders that our stock repurchase program will result in a positive return of capital to our stockholders and stock repurchases could increase the volatility of the price of our common stock.

On December 4, 2006, our board of directors authorized a stock repurchase program to repurchase up to $75 million of our common stock during calendar year 2007 through open market and privately negotiated transactions pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The stock repurchase program will expire on December 31, 2007 and may be terminated earlier at any time without prior notice. We may also from time to time adopt one or more 10b5-1 Plans to effect stock repurchases under this program.

Any repurchases pursuant to our stock repurchase program could affect our stock price and add volatility. There can be no assurance that the repurchases will be made at the best possible price. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock.

There can be no assurance that stock repurchases will create value for stockholders because the market price of the stock may decline significantly below the levels at which we repurchased shares of stock. Our stock purchase program is intended to deliver stockholder value over the long-term, but short-term stock price fluctuations can reduce the program’s effectiveness.

Rights of our stockholders may be negatively affected if we issue any of the shares of preferred stock which our Board of Directors has authorized for issuance.

We have available for issuance 1,000,000 shares of preferred stock, par value $0.01 per share. Our Board of Directors is authorized to issue any or all of this preferred stock, in one or more series, without any further action on the part of stockholders. The rights of our stockholders may be negatively affected if we issue a series of preferred stock in the future that has preference over our common stock with respect to the payment of dividends or distribution upon our liquidation, dissolution or winding up.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate offices and distribution center are located at 555 Turnpike Street in Canton, Massachusetts. The property consists of a 755,992 gross square foot building located on approximately 27.3 acres in Canton, MA. We owned the property until January 30, 2006, at which time we entered into a sale-leaseback transaction with Spirit Finance Corporation, a third-party real estate investment trust (“Spirit”). In connection with the transaction, we sold our headquarters and distribution center property to Spirit for $57.0 million. At the closing on February 1, 2006, we then entered into a twenty-year lease agreement with a wholly-owned subsidiary of Spirit whereby we agreed to lease the property back for an annual rent of $4.6 million. In the first quarter of fiscal 2006, we realized a gain of approximately $29.3 million on the sale of this property, which has been deferred and is being amortized over the initial 20 years of the related lease agreement. Accordingly, our annual rent of $4.6 million will be offset by $1.5 million related to the amortization of this deferred gain.

As of February 3, 2007, we operated 407 Casual Male XL retail stores, 65 Casual Male XL outlet stores, and 24 Rochester Big & Tall stores. All of these stores are leased by us directly from owners of several different types of centers, including life-style centers, shopping centers, free standing buildings, outlet centers and downtown locations. The store leases are generally five years in length and contain renewal options extending their terms to between 5 and 10 years. Following this discussion is a listing by state of all store locations open at February 3, 2007.

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

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Capital Expenditures.”

Store locations by State at February 3, 2007

Casual Male XL Retail and Casual Male XL Outlet stores (Outlets denoted by an asterisk)

Alabama

Foley*

Hoover

Huntsville

Mobile

Montgomery

Arizona

Chandler

Mesa

Phoenix (3)

Tempe*

Tucson (2)

Arkansas

Ft. Smith

Jonesboro

Little Rock

California

Bakersfield

Camarillo*

Commerce

Culver City

Daly City

Downey

Dublin

El Cajon

Emeryville

Escondido

Folsom*

Fremont

Fresno

Fullerton

Gilroy*

Glendale

Lake Elsinore*

Lake Forest

Lakewood

Long Beach

Los Altos

Los Angeles

Modesto

Northridge

Ontario*

Orange

Oxnard

Palmdale

Palm Desert

Pasadena

Pleasant Hill

Riverside

Roseville

Sacramento (2)

Salinas

San Bernardino

San Diego

San Francisco

California, cont.

San Jose (2)

San Leandro

Santa Ana

Santa Rosa

Stockton

Temecula

Tracy*

Upland

Vacaville*

Valencia

Victorville

West Covina

Colorado

Colorado Springs

Glendale

Littleton

Lone Tree

Loveland*

Westminster

Connecticut

Danbury

East Haven

Groton

Hamden

Manchester

Milford

Waterbury

West Hartford

Westbrook*

Wethersfield

Delaware

Dover

Rehboboth Beach*

Wilmington

Florida

Altamonte Springs

Boca Raton

Boynton Beach

Brandon

Daytona Beach

Fort Lauderdale

Ft. Myers

Gainesville

Hialeah

Jacksonville

Lakeland

Largo

Lauderdale Lakes

Miami

No. Miami Beach

Ocala

Orange Park

Orlando (3)

Florida, cont.

Pembroke Pines Pensacola

Sarasota

St. Augustine*

Stuart

Tampa (1)

Vero Beach*

West Palm Beach

Georgia

Alpharetta

Augusta

Calhoun*

Commerce*

Duluth

Kennesaw

Lake Park*

Morrow

Savannah

Smyrna

Stone Mountain

Illinois

Bloomingdale

Bloomington

Champaign

Chicago (3)

Evergreen Park

Fairview Heights

Gurnee*

Harwood Heights

Hodgkins

Hometown

Joliet

Lansing

Matteson

Melrose Park

Naperville

Niles

North Riverside

Oakbrook Terrace

Orland Park

Peoria

Rockford

Schaumburg

Skokie

Springfield

St. Charles

Vernon Hills

Indiana

Edinburgh*

Evansville

Fort Wayne

Greenwood

Indianapolis (3)

Lafayette

Indiana, cont.

Merrillville

Michigan City*

Mishawaka

Muncie

Iowa

Clive

Davenport

Marion

Williamsburg*

Kansas

Olathe*

Overland Park

Topeka

Wichita

Kentucky

Bowling Green

Florence

Lexington

Louisville (2)

Louisiana

Baton Rouge

Bossier City*

G onzales*

Lafayette

Metairie

Maine

Kittery*

South Portland

Maryland

Annapolis

Columbia

District Heights

E. Baltimore

Frederick

Glen Burnie

Greenbelt

Hagerstown*

Largo

Towson

Rockville

Waldorf

Massachusetts

Boston

Burlington

Dedham

Framingham

Hanover

Hyannis

Medford

North Attleboro

North Dartmouth

Massachusetts, cont.

Saugus

Shrewsbury

Tyngsboro

West Springfield

Wrentham*

Michigan

Allen Park

Ann Arbor

Battle Creek

Birch Run*

Dearborn

Flint

Grand Rapids

Howell*

Lansing

Madison Heights

Novi (Detroit)

Portage

Redford Township

Roseville

Saginaw

Southfield

Southgate

Sterling Heights

Warren

Waterford

Westland

Minnesota

Albertville*

Blaine

Burnsville

Duluth

Maplewood

Richfield

Roseville

West St. Paul

Woodbury

Mississippi

Jackson

Gulfport*

Missouri

Chesterfield

Columbia

Independence

Kansas City

Richmond Heights

St. Ana

St. Louis

St. Peters

Springfield

Branson*

Osage Beach*

Casual Male XL Retail and Casual Male XL Outlet Stores, continued

Nebraska

Lincoln

Omaha (3)

New Hampshire

Salem

Manchester

Tilton*

New Jersey

Bloomfield

Cherry Hill

Deptford

E. Brunswick

East Rutherford

Eatontown

Hazlet

Jackson*

Lawrenceville

Linden

May’s Landing

Menlo Park

Palmyra

Paramus

Secaucus

Somerville

Succasunna

Tom’s River

Totowa

Union

West Berlin

Nevada

Henderson

Las Vegas (2)

Laughlin*

Reno

New Mexico

Albuquerque (2)

New York

Albany

Bayshore L.I.

Bronx (2)

Brooklyn (3)

Carle Place

Centereach

Cheektowaga

Elmhurst

Greenburgh

Irondequoit

Johnson City

Lake George*

Massapequa

Nanuet

New York

Niagara Falls*

Northport

Patchogue

Poughkeepsie

Riverhead*

New York, cont.

Rochester

Staten Island

Syracuse

Tonawanda

Valley Stream

Victor

Waterloo*

Yonkers

North Carolina

Asheville

Burlington*

Charlotte

Fayetteville

Greensboro

Greenville

Pineville

Raleigh

Smithfield*

Wilmington

Winston-Salem

North Dakota

Fargo

Ohio

Akron

Boardman

Canton

Cincinnati

Columbus (5)*

Fairlawn

Jeffersonville*

Mansfield

Mentor

Miamisburg (2)

Niles

North Olmsted

North Randall

Springdale

Toledo

Trotwood

Oklahoma

Oklahoma City (2)

Tulsa

Oregon

Beaverton

Eugene

Lincoln City*

Portland

Salem

Pennsylvania

Altoona

Erie

Gettysburg*

Greensburg

Grove City*

Harrisburg

Pennsylvania, cont.

King Of Prussia

Lancaster*

Langhorne

Monroeville

Philadelphia (4)*

Pittsburgh (2)

Scranton

Springfield

Tannersville

West Mifflin

Whitehall

Wilkes Barre

Willow Grove

Wyomissing

York

Rhode Island

Warwick

South Carolina

Charleston

Columbia (2)*

Florence

Gaffney*

Greenville

Myrtle Beach*

N. Charleston

South Dakota

Sioux Falls

Tennessee

Antioch

Chattanooga

Knoxville

Lakeland*

Madison

Memphis (2)

Pigeon Forge*

Texas

Allen*

Amarillo

Arlington

Austin

Conroe*

Corpus Christi

Dallas (2)

El Paso

Fort Worth

Hillsboro*

Houston (6)

Humble

Hurst

Irving

Laredo

Lewisville

Lubbock

Mercedes

Mesquite

Midland

Texas, cont.

Pasadena

Plano

Round Rock

San Antonio (3)

San Marcos*

Selma

Shenandoah

Sunset Valley

Tyler

Waco

Webster

Vermont

S. Burlington

Virginia

Alexandria

Charlottesville

Fairfax

Fredericksburg

Hampton

Manassas

Norfolk

Richmond (2)

Virginia, cont.

Roanoke

Sterling

Virginia Beach

Woodbridge*

Williamsburg

Washington

Auburn*

Bellevue

Lynnwood

Spokane

Tacoma

Tukwila

Wisconsin

Brookfield

Brown Deer

Grand Chute

Green Bay

Greenfield

Johnson Creek*

Madison

Mosinee*

Pleasant Prairie

West Virginia

South Charleston

Rochester Big & Tall Stores

Southwest

Phoenix, AR

Beverley Hills, CA

Costa Mesa, CA

Fresno, CA

Sacremento, CA

San Francisco (1), CA

San Jose, CA

Walnut Creek, CA

Las Vegas, NV

Dallas, TX

Houston, TX

Southeast

Aventura, FL

Atlanta, GA

Boca Raton, FL

Washington D.C.

North

Boston, MA

Central Valley, NY*

Chicago, IL

Manhasset, NY

Natick, MA

New York, NY

Seattle, WA

Southfield, MI

International

London, England

Sears Canada Stores

Alberta

Calgary—Downtown

Calgary—14th Ave

Calgary—South Centre

Edmonton—Kingsway

Edmonton—Southgate

Ontario

Kitchener

Windsor

Pickering

London

Toronto

Etobicoke

Scarbough

Item 3. Legal Proceedings

We have filed suit against a competitor and a former employee and his company alleging breach of contract, misappropriation of confidential business information and other business torts, including violations of the Computer Fraud and Abuse Act. This suit is pending in Massachusetts Federal District Court and is expected to be tried in June 2007. The defendants have recently filed counterclaims in this suit that we believe are without merit. We believe that we have sustained substantial damages as a result of the defendants’ actions. We intend to prosecute these claims vigorously at trial. We have also recently filed a separate suit in Massachusetts Federal Court against certain of the same defendants, as well as a former supplier and competitor, alleging similar misconduct. That suit is in its preliminary stages.

We are subject to various legal proceedings and claims that may arise in the ordinary course of business. We believe that the resolution of these matters will not have an adverse impact on our results of operations or our financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2006.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed for trading on the NASDAQ Global Market under the symbol “CMRG.”

The following table sets forth, for the periods indicated, the high and low per share sales prices for the common stock, as reported on the Nasdaq consolidated reporting system.

Fiscal Year Ended January 28, 2006	High	Low
First Quarter	$7.65	$5.18
Second Quarter	7.95	6.03
Third Quarter	7.51	5.24
Fourth Quarter	7.36	5.53

Fiscal Year Ended February 3, 2007	High	Low
First Quarter	$10.15	$7.05
Second Quarter	11.20	9.24
Third Quarter	14.98	10.76
Fourth Quarter	15.10	11.93

As of March 15, 2007, based upon data provided by independent shareholder communication services and the transfer agent for our common stock, there were approximately 248 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agent, but does include each such broker or clearing agency as one record holder.

We have not paid and do not anticipate paying cash dividends on our common stock. In addition, financial covenants in our loan agreement may restrict dividend payments. For a description of these financial covenants see Note C to the Notes to the Consolidated Financial Statements.

Issuer Purchases of Equity Securities

The following is a summary of our share repurchase activity for the three months ended February 3, 2007:

	(a)	(b)	(c)	(d)
Fiscal Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 29, 2006 to November 25, 2006	—	—	—	$16,858,112
November 26, 2006 to December 30, 2006	—	—	—	$75,000,000
December 31, 2006 to February 3, 2007	164,387	$12.57	164,387	$72,934,346

(1)	On December 18, 2006, we publicly announced a $75 million stock repurchase program, which replaced our existing $30 million stock repurchase program that was currently in place. The program will expire on December 31, 2007 but may be terminated earlier at any time without prior notice.
(2)	Share repurchases under the program were made pursuant to open-market purchases. On January 30, 2007, we adopted a 10b5-1 Plan to repurchase up to 3 million shares, or $35 million, whichever occurs first, at specified market prices. The 10b5-1 Plan expires April 3, 2007.

Subsequent to year end, we have repurchased an additional 2.6 million shares for an aggregate cost of $33.0 million. We used borrowings from our Credit Facility to fund this stock repurchase program. As of March 27, 2006, we have repurchased 2.8 million shares under our $75.0 million stock repurchase program and have $40.0 million remaining for the balance of fiscal 2007.

Stock Performance Graph

The following Performance Graph compares our cumulative stockholder return with that of a broad market index (Standard & Poor’s Industrials Index) and one published industry index (Standard & Poor’s 500—Composite Retail Index) for each of the most recent five years ended January 31. The cumulative stockholder return for shares of our common stock (“CMRG”) and each of the indices is calculated assuming that $100 was invested on January 31, 2002. We paid no cash dividends during the periods shown. The performance of the indices is shown on a total return (dividends reinvested) basis. The graph lines merely connect January 31 of each year and do not reflect fluctuations between those dates. In addition there is a chart of the annual percentage return of our common stock, the S & P Industrial and Composite Retail 500.

Annual Return Percentage

	Years Ending
Company/Index	Jan 03	Jan04	Jan 05	Jan 06	Jan 07
CMRG	(17.75)	107.60	(20.94)	32.41	74.55
S&P INDUSTRIALS	(25.23)	32.13	3.43	9.29	11.94
COMPOSITE RETAIL—500	(72.84)	48.35	13.96	7.84	13.97

Indexed Returns

Company/Index	Base Period Jan 02	Jan 03	Jan 04	Jan 05	Jan 06	Jan 07

CMRG	100	82.25	170.75	135.00	178.75	312.00
S&P INDUSTRIALS	100	74.77	98.78	102.17	111.67	125.00
COMPOSITE RETAIL—500	100	27.16	40.29	45.91	49.51	56.43

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. This graph will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 6. Selected Financial Data

	Fiscal Years Ended (1),(2)
	February 3, 2007 (Fiscal 2006)		January 28, 2006 (Fiscal 2005)		January 29, 2005 (Fiscal 2004)(3)		January 31, 2004 (Fiscal 2003)(3)		February 1, 2003 (Fiscal 2002)(3)
	(In millions, except per share, weighted average shares and operating data)
INCOME STATEMENT DATA:
Sales	$467.5		$421.4		$365.0		$339.3		$247.6
Gross profit, net of occupancy costs	212.6		182.2		150.4		140.2		104.8
Selling, general and administrative	170.9		151.9		132.5		115.6		80.3
Provision for impairment of assets, store closings and severance	1.2		—		—		—		5.1
Depreciation and amortization	15.1		12.7		9.9		7.5		6.1

Operating income	25.4		17.6		8.0		17.1		13.3	(9)
Other income (expense), net	1.1	(4)	(1.0	)(6)	0.3	(7)	(14.1	)(8)	—
Interest expense, net	(5.5)		(8.6)		(8.0)		(11.2)		(9.1)

Income (loss) from continuing operations before minority interest and taxes	21.0		8.0		0.3		(8.2)		4.2
Less: minority interest	—		—		(0.7)		0.3		0.2
Provision (benefit) for income taxes	(21.6	)(5)	(2.8	)(5)	—		—		8.0	(9)

Income (loss) from continuing operations	$42.6		$10.8		$1.0		$(8.5)		$(4.0)
Income (loss) from discontinued operations	—		—		0.5	(7)	(3.6	)(8)	(34.8	)(9)

Net income (loss)	$42.6		$10.8		$1.5		$(12.1)		$(38.8)

Income (loss) per share from continuing operations—basic	$1.21		$0.31		$0.03		$(0.24)		$(0.16)
Income (loss) per share from continuing operations—diluted	$0.98		$0.30		$0.03		$(0.24)		$(0.16)

Net income (loss) per share—basic	$1.21		$0.31		$0.04		$(0.34)		$(1.54)
Net income (loss) per share—diluted	$0.98		$0.30		$0.04		$(0.34)		$(1.54)

Weighted average shares outstanding:
for net income (loss) per share—basic	35,276		34,306		34,511		35,702		25,117
for net income(loss) per share—diluted	46,457		35,860		36,733		35,702		25,117

BALANCE SHEET DATA:
Working capital	$66.8		$33.3		$22.2		$48.4		$(4.0)
Inventories	114.5		91.5		79.9		98.7		103.2
Property and equipment, net	59.1		51.3		74.7		68.3		64.1
Total assets	320.4		283.8		267.8		272.7		266.9
Long term debt	—	(10)	95.4		117.8		122.4		51.0
Stockholders’ equity	218.0	(10)	89.2		77.0		80.8		91.1

OPERATING DATA:
Net sales per square foot	$211		$195		$171		$179		$183
Number of stores open at fiscal year end	508		518		527		560		556

(1)	Our fiscal year is a 52 or 53 week period ending on the Saturday closest to January 31. The fiscal year ending February 3, 2007 included 53 weeks.
(2)	The results for fiscal 2004 include the effect, since October 30, 2004, of the acquisition of Rochester Big & Tall Clothing. The results for fiscal 2002 include the effect, since May 14, 2002, of the acquisition of Casual Male Corporation and certain of its subsidiaries.
(3)	In fiscal 2004, we completed the closure of our Levi’s®/Dockers® business through the sale of 32 stores and the closure of the remaining 26 stores. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have shown the results of our Levi’s®/Dockers® business for all periods as discontinued operations. Accordingly, certain prior-year amounts on the Income Statement Data have been reclassified to discontinued operations to conform to the current-year presentation.
(4)	The results for fiscal 2006 include other income of $1.1 million related to our initial gain on the sale of LP Innovations, Inc. in the amount of $1.5 million. This gain was offset slightly by approximately $0.4 million of unrelated non-operating expenses primarily related to legal costs. See Note H to the Notes to the Consolidated Financial Statements for further details.
(5)	In the fourth quarter of fiscal 2006, we reversed $31.0 million of our deferred tax valuation allowance of which $30.5 million was recognized as an income tax benefit and $0.5 million was recorded as an adjustment to additional paid-in capital. The income tax benefit of $30.5 million was partially offset by $8.9 million in tax provisions. In the fourth quarter of fiscal 2005, we recognized an income tax benefit of $2.8 million associated with the partial reversal of $3.1 million of our valuation allowance. This benefit was partially offset by $0.3 million in tax provisions. For a discussion of the valuation allowance reversals, see Note D to the Notes to the Consolidated Financial Statements.
(6)	The results for fiscal 2005 include other expenses of $1.0 million related to a $1.2 million prepayment penalty associated with the early repayment of our mortgage on our corporate headquarters offset partially by income of $0.2 million of bond discount, net of the write-off of deferred financing costs, recognized on the early prepayment of $5.3 million of our convertible notes due 2024.
(7)	The results for fiscal 2004 include other income of $0.3 million related to the $3.1 million gain on our sale of our 50.5% interest in the Ecko Unltd.® stores to Ecko.Complex, LLC, offset partially by approximately $1.9 million of costs incurred in the second quarter of fiscal 2004 related to our prepayment of our 12% Senior Subordinated Notes, due 2010, in addition to a write-off of approximately $0.9 million related to previously incurred costs associated with our intended spin-off of our subsidiary LP Innovations, Inc. which was postponed in fiscal 2004. Discontinued operations for fiscal 2004 include a gain of $1.2 million recognized from the sale of our 32 Levi’s®/Dockers® outlet stores and reversal of approximately $2.5 million of restructuring reserves associated with these stores.
(8)	The results for fiscal 2003 include a charge of approximately $14.1 million, primarily related to the write-off of costs and prepayment penalties incurred in connection with our prepayment of our long-term debt. Included in discontinued operations for fiscal 2003 is the reversal of $646,000 of restructuring liabilities related to excess reserves established for landlord settlements.
(9)	The results for fiscal 2002 include $33.3 million in charges taken in the second and fourth quarters of fiscal 2002 related to the downsizing of the Levi’s®/Dockers® business, the integration of Casual Male and the exiting of our Candies® outlet store business. Of the $33.3 million in charges, approximately $28.2 million is included as part of discontinued operations. As a result of the restructuring and its impact on our operating profitability, results for fiscal 2002 also included a non-cash charge of $8.0 million to further reduce the carrying value of certain deferred tax assets.
(10)	During the fourth quarter of fiscal 2006, in connection with our notice of redemption of our convertible notes, all note-holders converted their $94.8 million of convertible notes into approximately 8.9 million shares of common stock.

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

	Fiscal Years Ended
	February 3, 2007 (Fiscal 2006)	January 28, 2006 (Fiscal 2005)	January 29, 2005 (Fiscal 2004)	January 31, 2004 (Fiscal 2003)	February 1, 2003 (Fiscal 2002)(1)
	(in millions, except store count)
OPERATING INCOME:
Sales	$467.5	$421.4	$352.4	$319.2	$329.2
Gross profit, net of occupancy costs	212.6	182.2	146.5	132.5	140.1
Selling, general and administrative	170.9	151.9	127.9	109.3	116.0
Provision for employment contract terminations	1.2	—	—	—	—
Depreciation and amortization	15.1	12.7	9.2	6.7	8.5

Operating income	$25.4	$17.6	$9.4	$16.5	$15.6

Store count	508	518	527	481	467

(1)	In August 2001, Casual Male Corp. initiated a store-closing plan in conjunction with its bankruptcy proceedings. We have excluded the operating results, if any, of these store closings for Fiscal 2002.

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

EXECUTIVE OVERVIEW

Summary

Our objective since acquiring the Casual Male business in fiscal 2002 has been to become the premier retailer in the big & tall industry by (1) improving upon operating efficiencies with lower operating costs and replacement of Casual Male’s antiquated systemic infrastructure, (2) updating Casual Male’s merchandise assortments with a balanced mix of branded and private label merchandise addressing the wardrobe needs of its niche consumer base, and (3) divesting our other non-core businesses to enable strategic focus towards the our core business. We have also been able to expand our core business through certain strategic acquisitions, such as Rochester Big & Tall Clothing in fiscal 2004 and Jared M. in fiscal 2006.

With our system enhancements complete, we are now able to market our merchandise to a variety of target customer market segments, both geographically by store and by lifestyle. We are able to identify, through statistical clustering, our key customer groups, their demographics and their purchasing habits. Just as important, we are better able to service our customer’s size requirements throughout the chain, either by being in-stock of the sizes in demand at the store level, or providing to our customers the sizes required from our direct fulfillment center. With access to this type of information, we have been able to improve upon our merchandising strategies and inventory management, resulting in continued sales growth and margin improvements. We have posted 13 quarters of consecutive comparable store sales increases and continue to see substantial growth in our catalog and e-commerce business.

For fiscal 2006, our operating income increased by approximately 45% over the prior year as a result of strong comparable sales and continued improvement in our gross margin rates. Over the course of the prior two years, our operating income has grown from $8.0 million to $25.4 million, representing an improvement of 320 basis points in operating margin. During the same two year period, our gross margins have improved by 430 basis points. Fiscal 2006 operating income increased 1.2 percentage points to 5.4% of sales, continuing towards our previously stated goal of achieving a 10% operating margin. The primary factors contributing to our operating margin improvements are:

•	effective merchandising strategies resulting in meaningful comparable sales increases;

•

with the strength of merchandise assortment, our marketing strategies have been changed from a promotional cadence to brand imaging, resulting in significantly less retail markdowns and improved gross margins; and

•	our private label direct sourcing program has further improved gross margins.

Over the past year, we have been focused on driving our operating margin performance while also striving to achieve our long-term goal of growing our market share of the big & tall market. We believe that market share growth will not only be gained from existing brands and products, but also in improving our existing brands, creating new brands directed toward certain market segments, and offering other products appropriate for our target market. During fiscal 2006, there were several events and activities that we undertook which are intended to benefit our growth in fiscal 2007 and beyond. These initiatives are described below under “Brand and Product Extensions” and “Realignment of Rochester Merchandising and Store Operation Functions.” As a result of the activities stemming from our efforts to form brand and product extensions for our existing businesses, integrate all Rochester functions with those of Casual Male, and otherwise position us for forecasted growth from these businesses and our core Casual Male business, we incurred approximately $6.9 million in incremental selling, general and administrative expenses (“SG&A”) expenses during fiscal 2006, including $1.2 million in employment contract termination costs.

We intend to grow market share by:

•	continuing to improve upon offering relevant, meaningful lifestyle product assortments to our customers;

•	improving upon our methodology of planning and allocating appropriate assortments to each store, considering the demographics and lifestyle tendencies of each store; and

•

further expanding upon the product offerings to our customers through extensions of product assortments and through the creation of new brands tailored to the particular market segment demographics of our target market.

In these ways, we expect to continue to produce gains in market share and, accordingly, sales volume increases, maintain and slightly improve upon our gross margins, and slow the SG&A expense growth incurred in fiscal 2006, resulting in our expectations to show healthy operating margin growth with increases in our cash flow. Based on our profitability in fiscal 2006, our expectations that profitability and free cash flow will improve further, and a virtually debt-free balance sheet at year end, we intend to repurchase $75 million of our common stock during fiscal 2007.

The following is a brief summary of some of the events and transactions that took place this past fiscal year toward these long-term goals and business strategies:

Financing Transactions

From a financial perspective, we successfully completed several transactions this past fiscal year which have significantly benefited our balance sheet and positioned us for increased average liquidity and added flexibility for our cash flow needs. During the first quarter of fiscal 2006, we entered into a sale-leaseback transaction of our corporate headquarters. See Note N to the Notes to the Consolidated Financial Statements for a complete description of this transaction, but in summary the net proceeds from the sale were approximately $55.9 million which we used primarily to reduce outstanding bank debt. As part of this transaction, we realized a gain of approximately $29.3 million on the sale of this property, which is being deferred and amortized over the initial 20 years of the related lease agreement. Accordingly, our annual rent of $4.6 million will be offset by $1.5 million related to the amortization of this deferred gain.

In the fourth quarter of fiscal 2006, in conjunction with our announcements to redeem all of our outstanding 5% senior subordinated convertible notes due 2024 (“Convertible Notes”), substantially all of our convertible note holders converted their notes into shares of our common stock. See Note C to the Notes to the Consolidated Financial Statements. As a result of these two transactions, we were essentially debt-free at February 3, 2007.

Re-Branding Initiative

One of our largest initiatives this year was the completion of the re-branding for all of our Casual Male Big & Tall retail and outlet stores to “Casual Male XL”. Our objective was to remove the stigma associated with the words “big & tall” so as to appeal to a broader group of our target market, a younger demographic and the smaller and taller segment of the big & tall market. This re-branding included the re-design of our websites, catalogs, store fronts, in-store signage and all forms of customer communications. We believe that this re-branding initiative had a direct impact on our positive comparable sales increases during fiscal 2006. As a result of the re-branding we have been able to attract an extended customer group whom previously had not shopped with us. The average age of our customer decreased from 48.5 years of age to 47 years of age in fiscal 2006 and we have seen increases in sales among the smaller and taller size range of the big & tall market.

Loyalty Program Launch

During the third quarter of fiscal 2006, we introduced a customer loyalty program for our Casual Male customers. Under the program, customers will accumulate points based on purchase activity and earn rewards by reaching certain point thresholds. Rewards earned are valid through the stated expiration date, which is approximately five months from the mailing date and can be redeemed for a discount on a future purchase of merchandise. Rewards not redeemed during the five-month redemption period are forfeited. We believe that these efforts can lead to new customers as well as a more loyal customer base.

Brand and Product Extensions

While we were producing an overall comparable sales increase of 9.0% from our retail and direct channels in the Casual Male and Rochester businesses, we also commenced activities to establish a new brand and offer product extensions to our existing brands in fiscal 2007 and beyond.

B&T Factory Direct

During fiscal 2006, we began to reposition our merchandise strategy for our Casual Male XL outlet stores by building a strong private label program with similar lifestyle assortments found in our retail stores but made at lower costs and sold at lower price points for our value-oriented customers. We currently carry Canyon Ridge, which is similar in style to our Harbor Bay product line, and Flex Zone, which is similar to our Comfort Zone™. We will be expanding this offering in 2007 to include 555 Turnpike, which will be targeted toward our younger customers similar to 636 Blue, and Fuse, a contemporary line similar in style to our Synrgy product line.

Also, to support the multi-channel opportunities of this new brand, we commenced a direct business in Fall 2006 by starting a new website, www.btdirect.com. We plan to expand this new brand by starting a catalog in fiscal 2007 and increasing our marketing efforts to grow this business.

Jared M

In May 2006, we acquired Jared M., an apparel company which specializes in selling custom clothing to professional athletes and other high-profile clients, almost all of whom are big & tall. We paid a purchase price of approximately $2.6 million, plus assumed liabilities. There is a potential payment over a two-year period of an additional $1.0 million, which is subject to an earn-out provision. See Note K of the Notes to the Consolidated Financial Statements for a complete description of the acquisition.

We see this acquisition as a future growth opportunity for our Rochester business to expand upon the custom clothing business and develop a direct sales capability to cater to a very discriminating and select customer base. Custom clothing is a growing category in the menswear business and Rochester’s current offerings are limited. Up until the Jared M. acquisition, Rochester had no direct sales capability. We currently plan to open three Jared M. shops within our existing Rochester Big & Tall stores during fiscal 2007 and expand the business to the Rochester direct businesses.

LivingXL

In October 2006, we acquired Supersize World, a direct-to-consumer business specializing in the selling of select unique, high quality products which help larger people maintain a more comfortable lifestyle. The types of products sold by Supersize World, at its website www.supersizeworld.com, include bathroom accessories, health and beauty items, medical products, sports and outdoor accessories, patio furniture, travel accessories and other household items. We paid $400,000 for the business, and retained the principals of Supersize World under a one year consulting agreement for $190,000. See Note K of the Notes to the Consolidated Financial Statements for a complete description of the acquisition.

During fiscal 2007, we will be updating the website and changing its name to www.LivingXL.com. This business will provide a broad array of various products that we believe will benefit our existing customers. By utilizing our current database to market to millions of potential customers through the internet and catalog channels we see an opportunity to further increase our sales without a significant need of capital investment.

Realignment of Rochester Merchandising and Store Operation Functions

Early in the fourth quarter of fiscal 2006, we realigned the Rochester merchandising and store operation functions so that all Rochester strategies and day-to-day operations were managed from our corporate headquarters in Canton, MA. Prior to this realignment, much of Rochester’s merchandising and store operations were being coordinated and managed from our Rochester offices in San Francisco, CA. By integrating all affairs of Rochester under our corporate staff, we believe that the Rochester business will benefit with better coordinated strategies and an integrated staff to implement such strategies to support the growth plans of Rochester.

In connection with integrating Rochester, we eliminated much of the corporate staff located in San Francisco, CA, added well-trained experienced store supervisory management personnel, and integrated the merchant and planning functions of Rochester with those of Casual Male. Additional merchandising and planning staff were hired to absorb the integration without impacting the Casual Male business.

SEGMENT REPORTING

Since the Casual Male acquisition in May 2002 through the end of fiscal 2004, we operated our business under two reportable store segments: (i) the Big & Tall Apparel business and (ii) Other Branded Apparel businesses. However, with the completion of the closure of our Levi’s®/Dockers® business and the sale of our Ecko Unltd.® joint venture interest, we completely exited all operations of our Other Branded Apparel business by the end of fiscal 2004. Beginning in fiscal 2005, we began reporting our operations as one reportable segment, Big & Tall Men’s Apparel, which consists of our two operating segments—Casual Male and Rochester. We consider our operating segments to be similar in terms of economic characteristic, production processes and operations, and have therefore aggregated them into a single reporting segment.

STORE CLOSINGS/DISCONTINUED OPERATIONS

In accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), fiscal 2004 includes the results of operations for our closed Levi’s®/Dockers® stores as discontinued operations. The discontinued operations of these stores include related write-downs for the impairment of assets and costs to liquidate inventory.

RESULTS OF OPERATIONS

The following discussion includes the results of operations for our Big & Tall Apparel business which is comprised of our Casual Male business and, since October 30, 2004, our Rochester business, as well as our catalog and e-commerce businesses. Our fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. The fiscal year ended February 3, 2007 covered 53 weeks. Comparable sales for fiscal 2006 were based upon a 52-week comparison to fiscal 2005. Sales and operating income for the additional 53rd week in fiscal 2006 approximated $6.7 million and $1.0 million, respectively.

Comparable sales for all periods include our retail stores that have been open for at least one full fiscal year together with our e-commerce and catalog sales. Stores that have been remodeled, expanded or re-located during the period are also included in our determination of comparable sales. We include our direct businesses as part of our calculation of comparable sales since we are a multi-channel retailer, offering our customers convenient alternatives for their shopping. The method of calculating comparable sales varies across the retail industry and, as a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies. It also includes the Rochester stores, since the date of acquisition of October 30, 2004, against their respective same store base for each of the prior years as if we owned the stores since February 1, 2004.

SALES.

Sales for the 53 weeks in fiscal 2006 increased 10.9% to $467.5 million as compared to $421.4 million for the 52 weeks in fiscal 2005. This $46.1 million increase was primarily due to an increase of 9.0%, or $37.4 million, in comparable sales. The additional 53rd week in fiscal 2006 generated sales of approximately $6.7 million.

The comparable sale increase of $37.4 million was driven by increases among all channels, with the Casual Male retail store operations representing almost 49% of this increase. Our improved merchandise assortments and overall improved product offerings, coupled with our re-branding efforts, are the primary reasons for these increases. We also experienced significant growth again this year in our direct businesses, which contributed 48% to this comparable sale increase. In addition to our improvements in merchandising, this growth has resulted from our internet sales, increased catalog circulation efforts, customer prospecting as well as our new co-branded Sears-Casual Male catalog. We focused our efforts on growing our direct business during fiscal 2006, with an increase in catalog circulation of over 45%, along with increased marketing support for internet marketing activities. Overall, marketing expenditure support increased in our direct business by 40% over the prior year, while marketing expenses for our retail channel dropped by 20% for an overall 8% increase in marketing support for fiscal 2006.

Sales for fiscal 2005 were $421.4 million as compared to $365.0 million in fiscal 2004. The majority of the increase related to the Big & Tall Apparel business which had an increase of $69.0 million, which was partially offset by a decrease of $12.6 million as a result of the divested Ecko Unltd.® stores in July 2004. The increase in the Big & Tall Apparel business of $69.0 million was primarily due to an increase of $54.9 million in sales from our Rochester business due to a full year of revenue in fiscal 2005. The Rochester stores were acquired in October 2004 and therefore did not have a full year of revenue in fiscal 2004. Included in sales for fiscal 2005 is income of $1.2 million related to our initial recognition of gift card breakage. Gift card breakage is income recognized for a portion of non-redeemed gift cards sold by us for which a liability was recorded in prior periods but where the likelihood of redemption by the customer is remote. Also contributing to our sales growth in fiscal 2005 was a total company comparable store sale increase of 4.6%. Our e-commerce and catalog businesses performed strongly during fiscal 2005, representing a combined increase of 18% as compared to the prior year.

Over the past few fiscal years, we have introduced several new private label lines, catering to our many different target customers, which have contributed strongly to both our sales and margins in fiscal 2006 and fiscal 2005. As we continue to develop a strong global sourcing business to support our private label business, we expect our penetration of private label merchandise to increase to approximately 70% of our mix.

With the benefit of our recently upgraded merchandising systems we have been able to better manage our in-stock positions and allocations throughout the chain on a micro level, responding to each store’s specific merchandise needs. We believe that we will continue to improve upon our level of execution in providing timely and appropriate lifestyle assortments to all our stores, and therefore, maintain our comparable sales increases. However, our sales trends could be negatively impacted by non-controllable factors such as competitive forces, reaction to our strategies and macro-economic events and trends.

GROSS MARGIN.

Gross margin rate for fiscal 2006 was 45.5% as compared to 43.3% for fiscal 2005 and 41.2% for fiscal 2004. The increase in fiscal 2006 was due to a 120 basis point increase in merchandise margins and a 100 basis point improvement in occupancy costs, primarily attributable to the leveraging of sales. We continued to see improvements in our gross margin rate during fiscal 2006 principally due to our improved initial margins from our direct sourcing initiatives, as well as strong inventory management which resulted in less markdowns and promotional activities.

The increase in fiscal 2005 of 210 basis points was due primarily to a 180 basis point increase in merchandise margins and a 40 basis point increase from the elimination of our Other Branded Apparel businesses that existed in fiscal 2004 which had lower gross margins. These increases were offset slightly by a 10 basis point increase in occupancy costs. The 180 basis point percentage point increase in merchandise margins for fiscal 2005 was primarily the result of our enhanced inventory management of our core basic merchandise versus our fashion merchandise. By maintaining in-stock positions on our core merchandise, we have been able to improve initial margins and reduce our levels of markdowns and clearance inventory.

We believe that further gross margin improvements will be achieved in fiscal 2007 as we continue to execute our merchandising and marketing strategies, and build upon our direct sourcing activities to lower our merchandise purchase costs. However, our gross margin improvement trends can be negatively impacted if we poorly execute our merchandising strategies which could result in undesirable merchandise assortments that need to be liquidated at clearance prices, or if competition intensifies in our markets which would also result in higher level of price discounting to reduce unplanned inventory levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

SG&A as a percentage of sales for fiscal 2006, 2005 and 2004 were 36.6%, 36.1% and 36.3%, respectively.

SG&A expenses in fiscal 2006 increased $19.0 million, or 12,5% as compared to fiscal 2005. Approximately $3.0 million of this increase was directly attributable to the additional 53rd week in fiscal 2006. The remaining increase in fiscal 2006 in SG&A expenses of $16.0 million as compared to fiscal 2005 is due to (i) an increases in sales volume-related costs, (ii) expenses related to new businesses and (iii) corporate expense increases.

•

During fiscal 2006, our sales volume, excluding the 53rd week, increased by approximately $39.4 million, or 9.3%. In support of such growth, SG&A expenses related to sales volume growth, such as store payroll, costs to service the added customer traffic in the stores, costs associated with completing transactions such as customer bag supplies and credit card fees and marketing expenses for catalog circulation increases and TV media costs to prospect new customers, increased by approximately $3.0 million.

•

We embarked on further growing our business by either creating new brands, or offering product extensions that appeal to a broader market. In this endeavor, we acquired the Jared M. business, a custom clothing business, started B&T Factory Direct, a value oriented men’s big & tall apparel business and acquired www.SuperSizeWorld.com, a household products business catering to the big & tall. Cumulatively, we expended approximately $6.0 million in additional SG&A expenses to support these activities.

•

New SG&A expense categories were expended during fiscal 2006, including (a) $3.6 million related to the new corporate lease created with the sale-leaseback transaction consummated in February 2006, (b) performance bonuses and stock option expense totaling approximately $3.0 million, and (c) incremental legal fees of approximately $0.5 million related primarily to the lawsuit associated with protecting proprietary intangibles and contract rights related to our Rochester direct business.

SG&A expenses for fiscal 2005 as compared to fiscal 2004 increased on a dollar-basis, but SG&A expenses as a percentage of sales decreased as we continued to manage our expense base. The majority of the increase in SG&A dollars can be attributed to the annualized expenses for Rochester, because fiscal 2004 only included Rochester expenses from October 29, 2004 forward. As mentioned above, SG&A expenses for fiscal 2005 include a benefit of $1.0 million related to the class action settlement with Visa/Mastercard for past overcharges and other accrual benefits. SG&A expenses for fiscal 2004 included a net benefit of $0.8 million from the reversal of certain accrued liabilities as a result of revised estimates, which was partially offset by accruals associated with outstanding legal actions.

Tantamount to our strategy of improving profitability and growing operating margins is maintaining a firm control on the growth of our SG&A expenses. Although, we believe that we can limit SG&A growth rates, except for certain programs to support our growth activities, unanticipated cost increases by our suppliers, or unanticipated costs that are necessary to support our overall activities could negatively impact our growth in profitability.

PROVISION FOR EMPLOYMENT CONTRACT TERMINATION

In the third quarter of fiscal 2006, we decided to terminate certain employment agreements with Rochester management as part of our plan to integrate the remaining San Francisco-based Rochester operations into our headquarters in Canton, MA. In connection with this decision to terminate these agreements, we incurred a charge of $1.2 million in the third quarter of fiscal 2006 to accrue our remaining obligations pursuant to these employees’ employment agreements. At February 3, 2007, $1.2 million of the reserve remains outstanding.

DEPRECIATION AND AMORTIZATION.

Depreciation and amortization expense was $15.1 million for fiscal 2006, $12.7 million for fiscal 2005 and $9.9 million for fiscal 2004. The increase in depreciation and amortization for fiscal 2006 is directly attributable to the capital expenditures associated with improving our infrastructure as well as new store growth, our re-branding efforts and remodeling of some of our older locations. These increases were partially offset by a decrease of $0.8 million of annual depreciation on our building and land improvements as a result of the sale-leaseback. The increase in fiscal 2005 as compared to fiscal 2004 is due to the capital investments noted above as well as a full year of depreciation for our Rochester business.

OPERATING INCOME.

For fiscal 2006, operating income was $25.4 million as compared to $17.6 million in fiscal 2005 and $8.0 million in fiscal 2004. Operating income for fiscal 2004 includes an operating loss of $1.4 million related to our divested Ecko Unltd.® business.

The increase of 44.7% in operating income for fiscal 2006 is the result of our strong comparable sales growth and improved merchandise margins. This increase was partially offset by increased SG&A expenses, as discussed above, related to incremental expenses associated with the initial start-up of new businesses, such as Jared M. and direct businesses.

We have previously stated that we have a short-term goal of increasing our operating margins to the 10% level, reaching 5.4% in fiscal 2006, 4.2% in fiscal 2005 and 2.2% in fiscal 2004. Our ability to reach this goal of a 10% operating margin is dependent upon a number of factors, including:

•	Continuing to improve upon our market share and show comparative sales increases,

•	Continuing to execute our merchandising strategies with minimal degrees of error,

•	No significant changes in the competitive environment and favorable macro-economic trends,

•	Continuing to improve upon our gross margins by executing our merchandising strategies, and

•	Maintaining disciplines over our growth in SG&A levels.

OTHER INCOME (EXPENSE)

Fiscal 2006. During the first quarter of fiscal 2006, we sold our loss prevention subsidiary, LP Innovations, Inc. (“LPI”) for a purchase price of $5.2 million. We recognized an initial gain on the sale of LPI in the amount of $1.5 million which was recorded as other income for fiscal 2006. The gain of $1.5 million was offset slightly by approximately $0.4 million of unrelated non-operating expenses, primarily related to legal costs. See Note L for a full description of the terms of the sale. See Note H for a full description of the non-operating expenses.

Fiscal 2005. During the fourth quarter of fiscal 2005, we prepaid our outstanding mortgage note. In connection with the prepayment, we incurred a penalty of $1.2 million associated with the early retirement of the note. In addition, during the fourth quarter of fiscal 2005, we repurchased $5.3 million of our outstanding Convertible Notes and, as a result, recognized a gain of $0.4 million related to the associated discount on the notes. This gain of $0.4 million was partially offset by the write-off of $0.2 million of deferred financing costs associated with the notes.

Fiscal 2004. In the second quarter of fiscal 2004, we completed the repayment of approximately $7.8 million of our 12% senior subordinated notes due 2010. In connection with the prepayment, we incurred approximately $1.9 million of expense associated with the prepayment penalties and the write-off of the unamortized value associated with warrants issued in connection with the debt. In addition, we also wrote off approximately $0.9 million of expenses due to the postponed spin-off of LPI. These costs were offset by a gain recognized in the second quarter of fiscal 2004 of $3.1 million associated with the sale of our Ecko Unltd.® joint venture interest to Ecko.Complex, LLC.

INTEREST EXPENSE, NET

Net interest expense was $5.5 million in fiscal 2006 compared to $8.6 million in fiscal 2005 and $8.0 million in fiscal 2004. The decrease in interest expense during fiscal 2006 was primarily attributable to the reduction in our long-term debt. As discussed previously, we used the proceeds from our sale-leaseback transaction to reduce our borrowings under our credit facility and prepay a portion of our long-term debt. See “Liquidity and Capital Resources” for more discussion regarding our current debt obligations and future liquidity needs. Fiscal 2005 interest expense increased as compared to fiscal 2004 primarily due to slightly higher average borrowings under our revolver as well as increased interest rates.

As a result of the conversion of our Convertible Notes and the elimination of our long-term debt, as discussed below under “Liquidity and Capital Resources”, we expect interest expense will decrease by approximately $2.0–$2.5 million for fiscal 2007 due to lower average debt levels as well as a more favorable borrowing rate under our amended credit facility.

DISCONTINUED OPERATIONS

The following table summarizes for fiscal 2004 the results of operations for our Levi’s®/Dockers® outlet stores which we completely exited in fiscal 2004.

Fiscal 2004(1)
(in millions)
Sales	$71.1
Gross margin	12.7
Selling, general and administrative expenses	14.2
Provision (reversal) for impairment of assets, store closings and severance	(2.5)
Depreciation and amortization	1.7

(0.7)

Other income	1.2

Income from discontinued operations	$0.5

(1)	Fiscal 2004 includes a gain of $1.2 million that we recognized in connection with the sale of 32 of our Levi’s®/Dockers® outlet stores in the fourth quarter. Results also include income of $2.5 million recognized in the second and fourth quarters as a result of the reversal of excess restructuring reserves.

INCOME TAXES

Pursuant to accounting rules, realization of our deferred tax assets, which relate principally to federal net operating loss carryforwards which expire from 2018 through 2024, is dependent on generating sufficient taxable income in the near term. In fiscal years 2001 and 2002, we established a full valuation allowance against our deferred tax assets due to the uncertainty at that time of generating future taxable income, based on our historical losses in those years. Since that time, we have transformed our Company, through acquisitions and divestures, from an operator of Levi’s®/Dockers® outlet stores to the market leader of men’s big & tall apparel. Since we acquired Casual Male in fiscal 2002, our big & tall business has been profitable from an operating perspective.

During the fourth quarter of fiscal 2005, we determined that it was more likely than not that we would be able to realize the benefits of a portion of our deferred tax assets. As discussed above, subsequent to year end, we entered into a sale-leaseback transaction which resulted in a gain on the sale of our corporate headquarters, net of transaction costs, of approximately $29.3 million. For tax purposes in fiscal 2006, we will be able to utilize our existing NOL’s to offset this gain. For book purposes, we deferred the gain and will recognize only $1.5 million annually over the initial term of the respective lease agreement. As a result, for fiscal 2005, we reversed $3.1 million of our deferred tax valuation allowance and recorded a benefit to income tax expense.

Throughout fiscal 2006, we reviewed the realizability of the remaining deferred tax assets and, in the fourth quarter, determined that it was more likely than not that we would be able to realize substantially all of the remaining deferred tax assets. In reaching this determination, we considered the positive evidence of thirteen consecutive quarters of positive comparable store sales, our continued improvement in operating income over the past five years, our expectations regarding the generation of future taxable income, and our current market position and expected growth of our industry. Due to the seasonality of our business, achievement of the fourth quarter earnings was a critical factor in our determination of the reversal.

Accordingly, for fiscal 2006, we reversed $31.0 million of the deferred tax valuation allowance and recorded a benefit to income tax expense of $30.5 million. The remaining $0.5 million of the reversal was credited to additional paid-in capital as it related to prior deferred tax assets associated with stock options. At February 3, 2007, the Company has a valuation allowance of $1.3 million for losses associated with its Canada operations and certain state net operating losses, the benefit of which may not be recognized due to short carryforward periods.

As of February 3, 2007, we have net operating loss carryforwards of $57.0 million for federal income tax purposes and approximately $44.0 million for state income tax purposes that are available to offset future taxable income, subject to certain annual usage limitations, through fiscal year 2025. As a result of the Casual Male acquisition and the issuance of additional equity in fiscal 2002, the utilization of approximately $24.7 million of the $53.8 million in federal net operating losses are subject to an annual limitation of approximately $4.8 million per year. Additionally, we have alternative minimum tax credit carryforwards of $2.2 million, which are available to further reduce income taxes over an indefinite period.

NET INCOME

	Fiscal 2006(1)	Fiscal 2005(2)	Fiscal 2004(3)
	(in millions)
Operating income(loss):
Big & Tall Apparel business	$25.4	$17.6	$9.4
Other Branded Apparel businesses	—	—	(1.4)

Total operating income	25.4	17.6	8.0
Other income (expense)	1.1	(1.0)	0.3
Interest expense	(5.5)	(8.6)	(8.0)
Minority interest	—	—	0.7
Benefit for income taxes	21.6	2.8	—
Income from discontinued operations	—	—	0.5

Net income	$42.6	$10.8	$1.5

(1)	Results for fiscal 2006 include other income (expense) of $1.1 million related to the initial gain on the sale of LPI of $1.5 million offset partially by $0.4 million of unrelated non-operating expenses primarily related to legal costs. Fiscal 2006 also include a charge of $1.2 million related to the costs incurred for the early termination of certain employment contracts. In addition, as a result of our continued improvement in profitability, during the fourth quarter of fiscal 2006, we reversed $31.0 million of our valuation allowance against our deferred tax assets of which $30.5 million was recognized as an income tax benefit for fiscal 2006. This amount was offset by approximately $8.9 of income tax provisions.
(2)	Results for fiscal 2005 include other income (expense) of $1.0 million related to a $1.2 million prepayment charge associated with the prepayment of our mortgage note, $0.4 million of income associated with the repurchase of approximately $5.3 million of our Convertible Notes and an associated write-off of $0.2 million of deferred financing costs. In addition, during the fourth quarter of fiscal 2005, we reversed approximately $3.1 million of our deferred tax asset-valuation allowance. This benefit was offset slightly by approximately $0.3 million of income tax provision.
(3)	Results for fiscal 2004 include other income (expense) of $0.3 million related to the gain on the sale of our joint venture interest in Ecko of $3.1 million, offset partially by approximately $1.9 million of expense related to the prepayment of long term debt and write-offs of approximately $0.9 million of offering costs associated with the postponed spin-off of our subsidiary LPI. Discontinued operations include a gain on the sale of our Levi’s®/Dockers® stores of approximately $1.2 million and $2.5 million of income recognized as a result of reversals of excess restructuring reserves due to such sale.

SEASONALITY

A comparison of sales in each quarter of the past three fiscal years is presented below. The amounts shown are not necessarily indicative of actual trends, because such amounts also reflect the addition of new stores and the remodeling and closing of others during these periods. Consistent with the retail apparel industry, our business is seasonal. Our business traditionally generates the largest volume of its sales during the Father’s Day selling season in June and the Christmas selling season in December. The majority of our operating income is generated in the fourth quarter as a result of the impact of the Christmas selling season. A comparison of quarterly sales, gross profit, net income per share for the past two fiscal years is presented in Note P of the Notes to the Consolidated Financial Statements.

	Fiscal 2006		Fiscal 2005		Fiscal 2004(1)
	(in millions, except percentages)
First quarter	$102.9	22.0%	$97.3	23.1%	$84.2	23.1%
Second quarter	111.8	23.9%	100.6	23.9%	88.1	24.1%
Third quarter	106.8	22.9%	93.8	22.2%	74.6	20.4%
Fourth quarter	146.0	31.2%	129.7	30.8%	118.1	32.4%

	$467.5	100.0%	$421.4	100.0%	$365.0	100.0%

(1)	Fiscal 2004 sales results include, since October 30, 2004, the sales of the Rochester stores which approximated $21.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs are for working capital (essentially inventory requirements), capital expenditures and our stock repurchase program. Specifically, our capital expenditure program includes projects for new store openings, remodeling, downsizing or combining existing stores, and improvements and integration of our systems infrastructure. We expect that cash flow from operations, external borrowings and trade credit will enable us to finance our current working capital and expansion requirements. We have financed our working capital requirements, store expansion program, stock repurchase programs and acquisitions with cash flow from operations, external borrowings, and proceeds from equity offerings. Our objective is to maintain a positive cash flow after capital expenditures such that we can support our growth activities with operational cash flows and without the use of incurring any additional debt.

The following table sets forth financial data regarding our liquidity position at the end of the past three fiscal years:

	Fiscal Years
	2006	2005	2004
	(in millions, except ratios)
Cash provided by operations	$12.1	$16.8	$13.4
Working capital	66.8	33.3	22.2
Current ratio	1.9:1	1.3:1	1.3:1

The decrease in cash flow provided by operations in fiscal 2006 of $4.7 million from fiscal 2005 was primarily due to the timing of working capital payments, such as inventory purchases, prepaid rent and advertising. Cash flow from operations, before changes in working capital accounts, increased primarily as a result of improved profitability as compared to fiscal 2005. Cash flow provided by operations in fiscal 2005 increased from fiscal 2004 as a result of improved profitability and the timing of other working capital payments.

With the net proceeds from our sale-leaseback transaction of approximately $55.9 million, we repaid in full our term loan for $5.6 million and our borrowings under our credit facility, which at the time of repayment were higher as a result of the repayment of our mortgage and the repurchase of $5.3 million of our Convertible Notes during the fourth quarter of fiscal 2005.

During the fourth quarter of fiscal 2006, on December 18, 2006 and January 8, 2007, we provided notices to the note-holders of our Convertible Notes that we would be redeeming our Convertible Notes of which $94.8 million were then outstanding. By the end of business on January 26, 2007, substantially all of the note-holders had elected to convert their notes into approximately 8.9 million shares of common stock, resulting in us redeeming only $9,000 of the Convertible Notes for cash.

Our debt financing costs, which were incurred in connection with the issuance of the Convertible Notes, were being amortized to interest expense on a straight-line basis over the contractual term of the notes. Upon conversion, the remaining unamortized balance of the deferred financing costs of $3.6 million was reclassified to additional paid-in capital.

Credit Facility

On December 28, 2006, in connection with our first announcement to redeem $40 million principal amount of our Convertible Notes, we amended our credit facility with Bank of America, N.A. by executing the Fifth Amended and Restated Loan and Security Agreement (the “Credit Facility”). The amended Credit Facility will permit us to, among other things, repurchase, redeem or acquire our common stock (and permitted us to repurchase our Convertible Notes) provided that our Total Facility Usage Ratio, as defined in the Credit Facility, does not exceed 80% immediately after the transaction or over the respective following twelve months.

The Credit Facility provides for a total commitment of $110 million comprised of (i) a $100 million revolving credit facility which includes a sublimit of $20 million for commercial and standby letter of credits and a sublimit of up to $15 million for SwingLine Loans and (ii) a $10 million “Last Out” revolving credit facility, which will be subordinate to the $100 million revolving credit facility. If at any time our Excess Availability Ratio, as defined in the Credit Facility, is less than 50%, our borrowings must first be made from the “Last Out” revolving credit facility before borrowing from the $100 million revolving credit facility. Borrowings under the Credit Facility bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”) and vary depending on our levels of excess availability. As a result of this amendment, our interest costs under the $100 million revolving credit facility were reduced by approximately 75 basis points depending on our level of excess availability. The maturity date of the Credit Facility is October 29, 2008.

At February 3, 2007, we had borrowings outstanding under the Credit Facility of $8.5 million and outstanding standby letters of credit of $4.3 million and documentary letters of credit of $3.2 million. Average borrowings outstanding under this facility during fiscal 2006 were approximately $7.5 million, resulting in an average unused excess availability of approximately $68.0 million. Our ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

Stock Repurchase Programs

During the second quarter of fiscal 2006, pursuant to our Board-approved $30 million stock repurchase program, we repurchased 1.3 million shares of our common stock for an aggregate cost, including broker commissions, of $13.1 million, resulting in an average price of $9.74 per share.

On December 4, 2006, in connection with our decision to redeem a then portion of our Convertible Notes, our Board of Directors approved a $75.0 million stock repurchase program, replacing the existing $30.0 million stock repurchase program that was currently in place. Under this stock repurchase program, we were authorized to repurchase up to $75 million of our common stock during the remainder of fiscal 2006 and fiscal 2007 through open market and privately negotiated transactions pursuant to Rule 10b-18 of the Exchange Act. The stock repurchase program expires on December 31, 2007 but may be terminated earlier at any time without prior notice. As permitted by the program, we adopted a 10b5-1 Plan effective January 30, 2007, which will expire on April 3, 2007, to repurchase up to 3 million shares, or $35.0 million, whichever occurs first, at specified market prices. Through February 3, 2007, we repurchased approximately 164,400 shares for an aggregate price of $2.1 million.

Subsequent to year end, we have repurchased an additional 2.6 million shares for an aggregate cost of $33.0 million. We used borrowings from our Credit Facility to fund this stock repurchase program. As of March 27, 2007, we have repurchased 2.8 million shares under our $75.0 million stock repurchase program and have $40.0 million remaining for the balance of fiscal 2007. As a result of these stock repurchases, at March 27, 2007 our borrowings under our Credit Facility were $46.6 million with an unused availability was $44.9 million.

INVENTORY

At February 3, 2007, total inventories were $114.5 million as compared to $91.5 million at January 28, 2006. The increase in inventory of $23.0 million is principally due to an increase of approximately $15.0 million of added inventories in our Rochester stores and direct businesses to strengthen our basic inventory levels, introduce our private label product and support warehouse distribution levels to fill back store sales. The remaining increase in inventory of approximately $8.0 million was in our Casual Male business where we have increased our carrying levels of merchandise to support our increased sales volume from our direct businesses as well as maintaining a sufficient in-stock position in our core merchandise.

During the second quarter of fiscal 2006, we changed our inventory valuation method from lower of cost or market, on a FIFO basis, using the retail method to lower of cost or market, on a weighted-average cost basis, using the cost method. The effect of this change in accounting principle was not material at January 29, 2006, April 29, 2006 and July 29, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements as defined by 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at February 3, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Operating Leases(1)	$297.4	$47.7	$79.4	$53.0	$117.3
Long-Term Debt Obligations(2)	0.7	0.7	—	—	—
Non-merchandise Purchase Obligations(3)	1.2	0.5	0.7	—	—

Total Commitments(4)	$299.3	$48.9	$80.1	$53.0	$117.3

(1)	Includes amounts due on our 20-year lease agreement for our corporate headquarters which we entered into as part of the sale-leaseback transaction discussed previously, operating leases for all of our current store locations and certain equipment and auto leases.
(2)	Includes our remaining principal balance on our 5% senior subordinated notes due 2007 and the corresponding estimated interest costs.
(3)	Non-merchandise Purchase Obligations include an on-going consulting agreement with Jewelcor Management, Inc., pursuant to which we are obligated to pay $527,000 annually through May 1, 2009. See Note H—“Related Parties” to the Notes to the Consolidated Financial Statements for a full description of this agreement.
(4)	This table excludes Merchandise Purchase Obligations, which represent our outstanding obligations pursuant to open purchase orders. At February 3, 2007, we had approximately $107.9 million in open purchase orders. We estimate that approximately 73% of these purchase orders may be considered non-cancelable.

CAPITAL EXPENDITURES

Below is a summary of store openings, closings and remodels from January 28, 2006 to February 3, 2007 and related square footage:

Number of Stores:	Casual Male	Rochester	Total stores
At January 28, 2006	494	24	518
New outlet stores	2		2
New retail stores	6	2	8
Closed stores	(18)	(2)	(20)

At February 3, 2007	484	24	508
2007 Relocations	11	—	—

Square footage (in thousands)
at February 3, 2007	1,668	184	1,852
at January 28, 2006	1,693	174	1,867

During fiscal 2006, we incurred approximately $22.7 million in capital expenditures. Approximately $7.6 million of these costs related to the re-branding initiatives in all of our Casual Male retail and outlet stores and direct businesses to “Casual Male XL”. The remainder of our capital expenditures related to store capital for new stores as well as remodels and relocations, with the rest for system enhancements, distribution and corporate facilities.

Capital expenditures for fiscal 2007 are expected to be approximately $19.0 million, of which $7.8 million relates to store capital related to new stores, remodels and relocations. The budget also includes approximately $9.0 million for system enhancements and a new sortation system for our distribution center. The remainder of the budget relates to other miscellaneous store and corporate level expenditures. Included in store expansion are funds to relocate approximately 10 of our existing Casual Male XL retail stores at an estimated $100,000 to $120,000 for each location.

For fiscal 2007, we intend to open three new Casual Male XL retail stores, five Casual Male XL outlet stores, three Rochester Big & Tall retail stores and three Jared M. shops within existing Rochester stores. We also expect to close 12 existing Casual Male XL retail and outlets stores as their respective leases expire.

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

Stock-Based Compensation

As of January 29, 2006, we adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by SFAS 148, and requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures. Actual results, and future changes in estimates, may differ substantially from these current estimates. Prior periods have not been restated to incorporate the stock-based compensation charge. For fiscal 2006, we recognized total compensation expense of $777,000.

Inventory

During the second quarter of fiscal 2006, we changed our inventory valuation method. Previously, inventory was principally valued at the lower of cost or market on a first in, first out (“FIFO”) basis, under the retail inventory method. Inventory for our catalog and e-commerce businesses were accounted for using the average cost method, which approximated the retail method. Commencing in second quarter of fiscal 2006, all inventories have been valued at the lower of cost or market, using a weighted-average cost method. We believe that the weighted-average cost method is preferable as compared to the retail inventory method because it provides much greater precision in the costing of sales and inventory, which enables us to better manage our margins, control our promotions and value our inventory. Because the weighted-average cost values inventory based on actual quantities of specific SKUs on hand valued at an average purchase cost for a particular SKU rather than an estimate of an average cost complement for a pool of inventory, the average cost method increases the accuracy of reporting the value of inventory and improves the matching of costs with revenue. Further, it is consistent with the practices of many other retailers. In addition, since implementation of the new inventory system, our operations have been managed based on data provided from the perpetual inventory system. By valuing inventory based on the perpetual records, our financial reporting is aligned with operations. Furthermore, the perpetual inventory provides SKU level/store level shrink measures to allow for more accurate estimates of shrink reserves for periodic reporting.

The revaluation of inventory using the weighted-average cost method approximated our inventory valuation under the previous FIFO retail method at January 29, 2006, April 29, 2006 and July 29, 2006; accordingly, the impact of the change was not material to the financial statements for the fiscal year ended February 3, 2007. Due to system conversions that were completed at the end of fiscal 2005, we were able to generate SKU-level cost detail for all locations. Prior to such conversions, we could not determine the impact of the change to the weighted-average cost method and therefore could not retroactively apply the change to prior year periods presented.

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

Goodwill and Intangibles. In connection with our acquisitions, we have goodwill and intangibles totaling approximately $96.2 million at February 3, 2007. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we evaluate goodwill and intangible assets with indefinite-lives at least annually for impairment by analyzing the estimated fair value based on the present value of discounted cash flows compared to the net book value. We evaluate goodwill, based on two separate operating segments, our Casual Male business and our Rochester business, by comparing the current carrying value of goodwill with the fair value of the net assets of the operating segments. We will write off the amount of any goodwill or intangible in excess of its fair value.

Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. At February 3, 2007, our net deferred tax assets were $28.3 million. During the fourth quarter of fiscal 2006, we determined that it is more likely than not that we will be able to realize the benefits of substantially all of our deferred tax assets. In reaching this determination, we considered the positive evidence of thirteen consecutive quarters of comparable sales, our continued improvement in operating income over the past five years, our expectations regarding the generation of future taxable income, and our current market position and expected growth of our industry. Also, as discussed above, during the first quarter of fiscal 2006 we entered into a sale-leaseback transaction which resulted in a gain on the sale of our corporate headquarters of approximately $29.3 million. For tax purposes in fiscal 2006, we will be able to utilize our existing NOL’s to offset this gain, For book purposes, we deferred the gain and will recognize only $1.5 million annually over the initial term of the respective lease agreement. Accordingly, during the fourth quarter of fiscal 2006, we reversed $31.0 million of our valuation allowance and recognized an income tax benefit for $30.5 million. The remaining $0.5 million of the reversal was credited to additional paid-in capital. The $30.5 million income tax benefit was partially offset by an income tax provision on current earnings of $8.9 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106, and 132R) (“FAS 158”), which requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. We adopted FAS 158 in fiscal 2006 and accordingly will be required to report changes in our funded status in comprehensive income on our Statement of Stockholders’ Equity. The adoption of FAS 158 did not have a material effect on our financial position at February 3, 2007.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. We adopted the provisions of SAB 108 in fiscal 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued FASB No.157, Fair Value Measurements (“FAS 157”). The purpose of FAS 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective beginning in the first quarter of fiscal 2008. We are currently assessing whether adoption of SFAS No. 157 will have an impact on our financial statements.

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for its working capital requirements. Borrowings under the Credit Facility, which expires October 29, 2008, bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”). At February 3, 2007, all of our borrowings were prime based borrowings at 8.25%. Based upon a sensitivity analysis as of February 3, 2007, assuming average outstanding borrowing during fiscal 2006 of $7.5 million, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $38,000.

Foreign Currency

Our Sears Canada store locations conduct business in Canadian dollars and our Rochester Big & Tall store located in London, England conducts business in British pounds. If the value of the Canadian dollar or the British pound against the U.S. dollar weakens, the revenues and earnings of these stores will be reduced when they are translated to U.S. dollars. Also, the value of these assets in U.S. dollars may decline. As of February 3, 2007, sales from our Sears Canada stores and our London Rochester Big & Tall store were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse affect on our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

CASUAL MALE RETAIL GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Casual Male Retail Group, Inc.

We have audited the accompanying consolidated balance sheets of Casual Male Retail Group, Inc. as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended February 3, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Casual Male Retail Group, Inc. at February 3, 2007 and January 28, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 3, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Casual Male Retail Group, Inc.’s internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2007 expressed an unqualified opinion thereon.

As discussed in Note A to the consolidated financial statements, effective January 29, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

As discussed in Note I to the consolidated financial statements, effective for the fiscal year ended February 3, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans—An amendment of FASB Statement Nos. 87, 88, 106 and 132(R).

/s/    ERNST & YOUNG LLP

Boston, Massachusetts

March 28, 2007

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

February 3, 2007 and January 28, 2006

	February 3, 2007 (Fiscal 2006)	January 28, 2006 (Fiscal 2005)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,325	$5,568
Accounts receivable	3,833	4,963
Assets held for sale (Note B)	—	26,629
Inventories	114,535	91,546
Deferred income taxes	6,897	—
Prepaid expenses and other current assets	11,133	3,253

Total current assets	141,723	131,959
Property and equipment, net of accumulated depreciation and amortization	59,063	51,273
Other assets:
Goodwill	60,636	53,861
Other intangible assets	35,534	35,757
Deferred income taxes	21,384	3,071
Other assets	2,096	7,910

Total assets	$320,436	$283,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$688	$9,063
Current portion of deferred gain on sale-leaseback	1,465	—
Accounts payable	35,368	28,195
Income taxes payable	614	318
Accrued expenses and other current liabilities	28,278	23,719
Notes payable	8,529	37,387

Total current liabilities	74,942	98,682

Long-term liabilities:
Long-term debt, net of current portion	—	95,437
Deferred gain on sale-leaseback, net of current portion	26,378	—
Other long-term liabilities	1,070	555

Total long-term liabilities	27,448	95,992

Commitments and contingencies (Note E)

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 50,860,322 and 39,635,937 shares issued at February 3, 2007 and January 28, 2006, respectively	509	396
Additional paid-in capital	258,334	156,177
Treasury stock at cost, 6,686,029 shares at February 3, 2007 and 5,171,930 shares at January 28, 2006	(38,570)	(23,362)
Accumulated deficit	(1,249)	(43,881)
Accumulated other comprehensive loss	(978)	(173)

Total stockholders’ equity	218,046	89,157

Total liabilities and stockholders’ equity	$320,436	$283,831

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005

	February 3, 2007 (Fiscal 2006)	January 28, 2006 (Fiscal 2005)	January 29, 2005 (Fiscal 2004)
	(In thousands, except share data)
Sales	$467,512	$421,383	$365,047
Cost of goods sold including occupancy costs	254,938	239,203	214,607

Gross profit	212,574	182,180	150,440
Expenses:
Selling, general and administrative	170,896	151,890	132,554
Provision for employment contract termination	1,200	—	—
Depreciation and amortization	15,084	12,737	9,858

Total expenses	187,180	164,627	142,412

Operating income	25,394	17,553	8,028
Other income (expense), net	1,112	(969)	308
Interest expense, net	(5,466)	(8,553)	(8,064)

Income from continuing operations before minority interest and income taxes	21,040	8,031	272
Minority interest	—	—	(701)
Benefit for income taxes	(21,592)	(2,729)	—

Income from continuing operations	42,632	10,760	973

Income from discontinued operations	—	—	551

Net income	$42,632	$10,760	$1,524

Net income per share—basic
Income from continuing operations	$1.21	$0.31	$0.03
Income from discontinued operations	$0.00	$0.00	$0.01

Net income	$1.21	$0.31	$0.04
Net income per share— diluted
Income from continuing operations	$0.98	$0.30	$0.03
Income from discontinued operations	$0.00	$0.00	$0.01

Net income	$0.98	$0.30	$0.04
Weighted-average number of common shares outstanding:
Basic	35,276	34,306	34,511
Diluted	46,457	35,860	36,733

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amounts		Shares	Amounts
	(In thousands)
Balance at January 31, 2004	39,246	$392	$153,650	(4,172)	$(17,036)	$(56,165)	$—	$80,841

Repurchase of common stock				(1,000)	(6,326)			(6,326)
Exercises under option program	131	2	639					641
Exercises of warrants	6	—	30					30
Acceleration of stock options			68					68
Board of Directors compensation	16	—	105					105
Issuance of options to related party for professional services			201					201
Accumulated other comprehensive income- foreign currency							(120)	(120)
Net income						1,524		1,524

Total comprehensive income								1,404

Balance at January 29, 2005	39,399	$394	$154,693	(5,172)	$(23,362)	$(54,641)	$(120)	$76,964

Exercises under option program	120	1	458					459
Exercises of warrants	105	1	547					548
Acceleration of stock options			202					202
Board of Directors compensation	12	—	76					76
Issuance of options to related party for professional services			201					201
Accumulated other comprehensive income- foreign currency							(53)	(53)
Net income						10,760		10,760

Total comprehensive income								10,707

Balance at January 28, 2006	39,636	$396	$156,177	(5,172)	$(23,362)	$(43,881)	$(173)	$89,157

Repurchase of common stock				(1,514)	(15,208)			(15,208)
Conversion of subordinated convertible notes due 2024	8,896	90	91,285					91,375
Exercises under option program	1,133	11	5,810					5,821
Exercises of warrants	1,185	12	3,456					3,468
Stock option compensation expense			777					777
Board of Directors compensation	10	—	106					106
Valuation allowance reversal attribute to stock options			522					522
Issuance of options to related party for professional services		—	201					201
Accumulated other comprehensive income:
Foreign currency							306	306
Cumulative adjustment to adopt FAS 158, net of taxes of $0.7 million							(1,111)	(1,111)
Net income						42,632		42,632

Total comprehensive income								41,827

Balance at February 3, 2007	50,860	$509	$258,334	(6,686)	$(38,570)	$(1,249)	$(978)	$218,046

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005

	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(In thousands)
Cash flows from operating activities:
Net income	$42,632	$10,760	$1,524
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	—	3,223
Provision for employment contract terminations	1,200	—	—
Depreciation and amortization	15,084	12,737	9,858
Accretion of warrants	—	—	103
Non-cash interest costs associated with debt conversions	208	—	—
Other non-cash expenses, principally related to debt redemption costs	—	969	2,832
Provision (reversal) of impairment of assets, store closings and severance	—	—	(2,538)
Gain on sale of businesses	(1,483)	—	(4,376)
Minority interest	—	—	(701)
Deferred taxes	(23,963)	(3,071)	—
Loss from disposal of property and equipment	363	488	353
Stock option compensation	777
Issuance of common stock to Board of Directors	106	248	105
Issuance of common stock to related party	201
Issuance of common stock for professional services	—	201	201
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	255	(581)	1,270
Inventories	(22,620)	(11,688)	13,271
Prepaid expenses and other current assets	(7,901)	1,687	33
Other assets	(475)	(374)	(354)
Accounts payable	7,263	1,077	(3,414)
Amoritzation of deferred gain on sale leaseback	(1,465)	—	—
Accrued liabilities for severance, store closings and impairment charges	(30)	—	(407)
Income taxes	296	342	—
Accrued expenses and other liabilities	1,639	4,037	(7,550)

Net cash provided by operating activities	12,087	16,832	13,433

Cash flows from investing activities:
Additions to property and equipment, net	(22,676)	(15,656)	(20,637)
Net proceeds from sale-leaseback of corporate headquarters	55,937
Proceeds from disposal of property and equipment	—	—	206
Proceeds from sale of businesses	2,570	—	21,160
Payment of earn-out provision for Rochester acquisition	(1,333)
Acquisitions, net of cash acquired	(2,980)	—	(19,066)

Net cash provided by (used for) investing activities	31,518	(15,656)	(18,337)

Cash flows from financing activities:
Net borrowings (repayments) under credit facility	(28,858)	18,076	15,688
Proceeds from the issuance of long-term debt, net of commissions and offering costs	—	—	7,500
Prinicpal payments on long-term debt	(9,071)	(5,403)	(3,032)
Prepayment of long-term debt	—	(14,243)	(7,800)
Proceeds from the issuance of warrants	3,468	548	—
Net payment of premiums associated with prepayment of long-term debt		(806)	(313)
Repurchase of common stock	(15,208)	—	(6,326)
Stock compensation and issuance of stock options under option program	5,821	489	739

Net cash (used for) provided by financing activities	(43,848)	(1,339)	6,456

Net (decrease) increase in cash and cash equivalents	(243)	(163)	1,552
Cash and cash equivalents:
Beginning of the year	5,568	5,731	4,179

End of the year	$5,325	$5,568	$5,731

Supplemental non-cash disclosures:
Conversion of 5% convertible nNotes to common stock (Note C)	$91,375	$—	$—
Deferred gain on sale-leaseback (Note N)	$29,308	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 3, 2007

A. Summary of Significant Accounting Policies

Nature of Business

Casual Male Retail Group, Inc. (“Company”) is the largest specialty retailer of big & tall men’s apparel. At February 3, 2007, the Company operated 472 Casual Male XL retail and outlet stores located throughout the United States, 12 Casual Male at Sears Canada in-store locations and 24 Rochester Big & Tall stores located in major U.S. cities with one store in London, England. The Company also operates a direct business which includes its e-commerce sites and catalog operations.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts, transactions and profits are eliminated. The results for fiscal 2004 include the effect, since October 30, 2004, of the Company’s acquisition of Rochester Big & Tall Clothing (“Rochester”).

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

Fiscal Year

The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal years 2006, 2005 and 2004 ended on February 3, 2007, January 28, 2006 and January 29, 2005, respectively. Fiscal 2006 was a 53-week period. Fiscal 2005 and 2004 were 52-week periods.

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

Inventories

During the second quarter of fiscal 2006, the Company changed its inventory valuation method. Previously, inventory was principally valued at the lower of cost or market on a first in, first out (“FIFO”) basis, under the retail inventory method. Inventory for the Company’s catalog and e-commerce businesses were accounted for using the average cost method, which approximated the retail method. Commencing in the second quarter of fiscal 2006, all inventories have been valued at the lower of cost or market, using a weighted-average cost method. The Company believes that the weighted-average cost method is preferable as compared to the retail inventory method because it provides much greater precision in the costing of sales and inventory, which enables the Company to better manage its margins, control its promotions and value its inventory. Because the weighted-average cost method values inventory based on actual quantities of specific SKUs on hand valued at an average purchase cost for a particular SKU rather than an estimate of an average cost complement for a pool of inventory, the average cost method increases the accuracy of reporting the value of inventory and improves the matching of costs with revenue. Further, it is consistent with the practices of many other retailers. In addition, since implementation of the new inventory system, the Company’s operations have been managed based on data provided from the perpetual inventory system. By valuing inventory based on the perpetual records, financial reporting of the Company is aligned with operations. Furthermore, the perpetual inventory provides SKU level/store level shrink measures to allow for more accurate estimates of shrink reserves for periodic reporting.

The revaluation of inventory using the weighted-average cost method approximated the Company’s inventory valuation under the previous FIFO retail method at January 29, 2006, April 29, 2006 and July 29, 2006; accordingly, the impact of the change was not material to the financial statements for fiscal 2006. Due to system conversions that were completed at the end of fiscal 2005, the Company was able to generate SKU-level cost detail for all locations. Prior to such conversions, the Company could not determine the impact of the change to the weighted-average cost method and therefore could not retroactively apply the change to prior year periods presented.

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

Furniture and fixtures	Five to ten years
Equipment	Five to ten years
Leasehold improvements	Lesser of useful lives or related lease term
Hardware and software	Three to seven years

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

Below is a table showing the changes in the carrying value of the Company’s goodwill and intangible assets from January 28, 2006 to February 3, 2007:

	January 28, 2006	Additions		Amortization	February 3, 2007
	(in thousands)
Goodwill	$53,861	$6,775	(1)	$—	$60,636
Trademarks	33,200	—		—	33,200
Other intangibles	2,557	104	(2)	(327)	2,334

(1)

During fiscal 2006, the Company accrued $4.0 million relating to the earn-out provisions from the Company’s Rochester acquisition in fiscal 2004. Based on the results of operations for fiscal 2005, during the first quarter of fiscal 2006, the Company paid $1.3 million of this earn-out. At February 3, 2007, the remaining earn-out accrual is $2.7 million which will be paid out according to the terms of the asset purchase agreement. In connection with the acquisition of Jared M. in the second quarter of fiscal 2006, the Company recorded goodwill of $2.5 million. During the third quarter of fiscal 2006, the Company recorded $0.3 million of goodwill in connection with its acquisition of SuperSize World. See Acquisitions, Note K.

(2)	Other intangibles include the addition of $104,000 related to the SuperSize World acquisition and purchase of customer lists.

At least annually, the Company evaluates goodwill, based on two separate operating segments, its Casual Male business and its Rochester business, by comparing the current carrying value of goodwill with the fair value of the net assets of the Company. The goodwill assigned to each operating segment represents the initial purchase price allocation to goodwill as a result of their respective acquisitions. The Company also performs an impairment analysis and records an impairment charge for any intangible assets with a carrying value in excess of its fair value. The Company will write off the amount of any goodwill or intangible in excess of its fair value. Other intangibles, which include customer lists and non-compete agreements, are the only intangible assets with defined lives, which range from 3 to 16 years based on each asset’s estimated economic useful life. Accumulated amortization was $975,958 at February 3, 2007 and $649,376 at January 28, 2006.

Amortization expense for other intangible assets for the next five fiscal years is as follows:

Fiscal Year	(in thousands)
2007	$327
2008	$301
2009	$301
2010	$301
2011	$301

Pre-opening Costs

In accordance with Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities,” the Company expenses all pre-opening costs for its stores as incurred.

Advertising Costs

The Company expenses in-store advertising costs as incurred. Direct response advertising costs, which consist of catalog production and postage costs, are deferred and amortized over the period of expected direct marketing revenues, which is less than one year. Direct response costs which were deferred at February 3, 2007 and January 28, 2006 were $2.0 million and $904,725, respectively. Advertising expense, which is included in selling, general and administrative expenses, was $30.9 million, $28.6 million and $25.5 million for fiscal 2006, 2005 and 2004, respectively.

Revenue Recognition

Revenue from the Company’s retail store operation is recorded upon purchase of merchandise by customers, net of an allowance for sales returns and allowances. Revenue from the Company’s catalog and e-commerce operations is recognized at the time a customer order is shipped.

Gift Cards

In October 2002 the Company launched its gift card program. Revenue from gift cards and store merchandise credits is recognized at the time of redemption. Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods. The Company has determined, based on historical redemption patterns, that approximately 7% to 8% of the gift cards will not be redeemed. Revenue for fiscal 2006 and fiscal 2005 includes income of $0.8 million and $1.2 million, respectively, related to gift card breakage. Gift card breakage is amortized by the Company over the expected redemption period for such gift cards, based on historical trends.

Customer Loyalty Program

During the third quarter of fiscal 2006, the Company introduced a customer loyalty program for its Casual Male customers. Under the program, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds. Rewards earned are valid through the stated expiration date, which is approximately five months from the mailing date and can be redeemed for a discount on a future purchase of merchandise. Rewards not redeemed during the five-month redemption period are forfeited.

The estimate of the costs associated with the loyalty program requires the Company to make assumptions related to customer purchasing levels and redemption rates. A current liability is recorded with an offsetting reduction to revenue as the reward is earned equal to the estimated value of the anticipated redemptions.

Foreign Currency Translation

The Company operates 12 Casual Male stores located within Sears Canada retail stores and one Rochester Big & Tall Clothing store located in London, England. Assets and liabilities of these stores are translated into U.S. dollars at the exchange rates in effect at each balance sheet date. Stockholders’ equity is translated at applicable historical exchange rates. Income, expense and cash flow items are translated at average exchange rates during the period. Resulting translation adjustments are reported as a separate component of stockholders’ equity.

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

Net Income Per Share

SFAS No. 128, Earnings per Share, requires the computation of basic and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share is determined by giving effect to the exercise of stock options and warrants using the treasury stock method and convertible notes using the “if-converted” method. The “if-converted” method assumes conversion of the convertible notes if the impact of the conversion is more dilutive to earnings after considering the impact of reversing interest expense and increasing the common stock outstanding. The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	Fiscal Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
	(in thousands)
Net Income:
Net Income—Basic	$42,632	$10,760	$1,524
Add back interest costs, tax effected, assuming Conversion of convertible notes(1)	2,769	—	—

Net income—Diluted	$45,401	$10,760	$1,524

Weighted Average Shares Outstanding:
Basic weighted-average common shares outstanding	35,276	34,306	34,511
Stock options and warrants	2,542	1,554	2,222
Shares issued upon conversion of convertible notes at 10.65 per share	8,639	—	—

Diluted weighted-average shares outstanding	46,457	35,860	36,733

(1)	Shares issuable upon the conversion of the convertible notes of 9.4 million for fiscal 2005 and fiscal 2004 were excluded from the calculation of diluted earnings per share because they were anti-dilutive to earnings using the “if-converted” method.

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each year because the exercise price of such options, warrants and convertible notes was greater than the average market price per share of common stock for the respective periods or the impact of FAS 123R primarily related to unearned compensation. Convertible notes for fiscal 2005 and fiscal 2004 were also excluded as discussed above in note 1 to the table:

	Fiscal Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
	(in thousands)
Options	735	1,430	687
Warrants	—	1,888	1,812
Convertible notes at $10.65/share	—	8,897	9,390
Ranges of exercise prices of such options, warrants and convertible notes	$9.27 –$11.15	$6.66 – $10.65	$6.83 to $10.65

Stock-based Compensation

Effective January 29, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS 148 “Accounting for Stock-Based Compensation—Transition and

Disclosure” (“SFAS 148”), and requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may differ from the Company’s current estimates. Prior periods have not been restated to incorporate the stock-based compensation charge.

For fiscal 2006, the Company recognized total compensation expense of $777,000, or approximately $470,000 after tax. The total compensation cost related to non-vested awards not yet recognized is approximately $2.3 million which will be expensed over a weighted average remaining life of 27.0 months.

Prior to January 29, 2006, the Company’s share-based payments to its employees and directors were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under this method, no compensation expense was recognized as long as the exercise price equaled or exceeded the market price of the underlying stock on the date of the grant. The Company elected the disclosure-only alternative permitted under SFAS No. 123, for fixed stock-based awards to employees.

Prior to the adoption of SFAS 123R, on January 27, 2006, the Company’s Board of Directors approved the accelerated vesting of 965,000 outstanding and unvested options held by directors, officers and employees under our 1992 Plan. As a result of the acceleration, these options to acquire 965,000 shares of the Company’s common stock, which otherwise would have vested from time to time over the following three years, became immediately exercisable. This action was taken to eliminate, to the extent permitted, the transition expense that the Company otherwise would incur in connection with the adoption of SFAS No. 123R. Under the accounting guidance of APB Opinion No. 25, the accelerated vesting resulted in a charge for stock-based compensation of approximately $30,000, which was recognized in the fourth quarter of fiscal 2005. Additionally, the Company’s pro forma disclosure for fiscal 2005 and fiscal 2004 include the effect of these accelerations, as calculated under SFAS No. 123 rules, of $2.9 million and $6.1 million, respectively.

Fair Value Disclosures- Prior to SFAS 123R adoption

For fiscal 2005 and fiscal 2004, had compensation costs for the Company’s grants for stock-based compensation been determined consistent with SFAS No. 123, the Company’s net income and net income per share would have been as indicated below:

	Fiscal Years Ended
	January 28, 2006	January 29, 2005
	(in thousands, except per share amounts)
Net income—as reported	$10,760	$1,524
Reversal of acceleration charge under APB 25	30	70
Compensation expense	(821)	(2,558)
Charge for acceleration of options using fair value	(2,863)	(6,082)

Net income—pro forma	7,106	$(7,046)
Net income per share—basic as reported	$0.31	$0.04
Net income per share—basic pro-forma	$0.21	$(0.21)
Net income per share—diluted as reported	$0.30	$0.04
Net income per share—diluted pro-forma	$0.20	$(0.21)

Valuation Assumptions for Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2006, 2005 and 2004:

	Fiscal Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Expected volatility	45.0%	65.0%	65.0%
Risk-free interest rate	4.48%–5.02%	3.88%–4.48%	2.69%–3.71%
Expected life	3.0-4.5	4.5	4.5
Dividend rate	—	—	—
Weighted average fair value of options granted	$3.82	$3.76	$3.96

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the carrying value of such assets over their respective remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company’s average cost of funds. The recorded impairment for fiscal 2005 was immaterial. No impairment charges were recorded in fiscal 2006 and fiscal 2004.

B. Property and Equipment

Property and equipment consisted of the following at the dates indicated:

	February 3, 2007	January 28, 2006
	(in thousands)
Furniture and fixtures	$36,919	$29,232
Equipment	5,698	3,770
Leasehold improvements	20,611	17,288
Building, land and building improvements(1)	—	—
Hardware and software	29,376	24,879
Construction in progress	2,504	631

	95,108	75,800
Less accumulated depreciation	36,045	24,527

Total property and equipment	$59,063	$51,273

(1)	At January 28, 2006, due to the sale-leaseback transaction which occurred in the first quarter of fiscal 2006, the net book value of the Company’s “Building, land and building improvements” of $26.6 million was reclassified to Assets Held for Sale on the Consolidated Balance Sheet. See Note N for a complete discussion of the sale-leaseback transaction.

Depreciation expense related to continuing operations for fiscal 2006, 2005 and 2004 was $14.4 million, $11.7 million and $8.8 million, respectively. Fiscal 2004 excludes depreciation expense recorded in discontinued operations of $1.7 million.

C. Debt Obligations

Credit Agreement with Bank of America Retail Group, Inc.

On December 28, 2006, the Company amended its credit facility with Bank of America, N.A. by executing the Fifth Amended and Restated Loan and Security Agreement (the “Credit Facility”). The amended Credit Facility permits the Company to, among other things, repurchase, redeem or acquire its common stock (and permitted the Company to repurchase its Convertible Notes) provided that its Total Facility Usage Ratio, as defined in the Credit Facility, does not exceed 80% immediately after the transaction or over the respective following twelve months.

The Credit Facility provides for a total commitment of $110 million comprised of (i) a $100 million revolving credit facility which includes a sublimit of $20 million for commercial and standby letter of credits and a sublimit of up to $15 million for SwingLine Loans and (ii) a $10 million “Last Out” revolving credit facility, which will be subordinate to the $100 million revolving credit facility. If at any time our Excess Availability Ratio, as defined in the Credit Facility, is less than 50%, the Company’s borrowings must first be made from the “Last Out” revolving credit facility before borrowing from the $100 million revolving credit facility. Borrowings under the Credit Facility bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”) and vary depending on our levels of excess availability. As a result of this amendment, the Company’s interest costs under the $100 million revolving credit facility were reduced by approximately 75 basis points depending on our level of excess availability. The maturity date of the Credit Facility is October 29, 2008.

The Company’s obligations under the Credit Facility are secured by a lien on all of its assets. The Credit Facility includes certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company. The Company was in compliance with all debt covenants under the Credit Facility at February 3, 2007.

At February 3, 2007, the Company had borrowings outstanding under the Credit Facility of $8.5 million and outstanding standby letters of credit of $4.3 million and documentary letters of credit of $3.2 million. Average borrowings outstanding under this facility during fiscal 2006 were approximately $7.5 million, resulting in an average unused excess availability of approximately $68.0 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

The fair value of amounts outstanding under the Credit Facility approximates the carrying value at February 3, 2007 and January 28, 2006. At the Company’s option, any portion of the outstanding borrowings can be converted to LIBOR-based contracts; the remainder bears interest based on prime. At February 3, 2007, the prime-based borrowings interest rate was 8.25% and the Company had no outstanding LIBOR contracts.

Long-Term Debt

Components of long-term debt are as follows (in thousands):

	February 3, 2007	January 28, 2006
5% convertible senior subordinated notes due 2024	$—	$94,750
5% senior subordinated notes due 2007	688	4,125
Term loan	—	5,625

Total long-term debt	688	104,500
Less: current portion of long-term debt	(688)	(9,063)

Long-term debt, less current portion	$—	$95,437

5% convertible senior subordinated notes due 2024

In fiscal 2003, the Company sold $100 million principal amount of convertible senior subordinated notes due 2024 (the “Convertible Notes”). The Convertible Notes were sold in a private transaction to qualified institutional buyers (as such term is defined in Rule 144A under the Securities Act of 1933, as amended). The Convertible Notes, which bore interest at a rate of 5% per year, payable semi-annually, were convertible into the Company’s common stock at a conversion price of $10.65 per share and constituted general unsecured obligations of the Company, subordinate to all existing and future designated senior indebtedness.

Each Convertible Note holder had the right to require the Company to redeem the Convertible Notes for cash or delivery of shares of the Company’s common stock, at the Company’s option, on January 1, 2009, 2014 or 2019. The purchase price payable for each Convertible Note would have been equal to 100% of its principal amount plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date. In addition, on or after January 6, 2007, the Company had the option to redeem the Convertible Notes, in whole or in part, at the redemption price, which is 100% of the principal amount plus accrued and unpaid interest and additional interest, if any, to, but excluding the redemption date.

During the fourth quarter of fiscal 2005, the Company repurchased $5.3 million of the Convertible Notes and recognized a gain on the notes of $0.4 million. This gain was offset partially by $0.2 million associated with the write-off of deferred financing costs on such notes. The net gain of $0.2 million is included in the Company’s results of operations as part of “Other income (expense)” for fiscal 2005.

During the fourth quarter of fiscal 2006, on December 18, 2006 and January 8, 2007, the Company provided notices to the holders of the Convertible Notes of the Company’s intention to redeem its Convertible Notes, of which $94.8 million were then outstanding. By the end of business of January 26, 2007, substantially all of the note-holders had elected to convert their convertible notes into approximately 8.9 million shares of common stock, resulting in the Company redeeming only $9,000 of the Convertible Notes for cash.

The Company’s debt financing costs, which were incurred in connection with the issuance of the Convertible Notes, were being amortized to interest expense on a straight-line basis over the contractual term of the notes. Upon conversion, the remaining unamortized balance of deferred financing costs of $3.6 million as of the conversion date, was reclassified to additional paid-in capital.

5% senior subordinated notes due 2007

At February 3, 2007, the Company has $687,500 principal amount of its 5% senior subordinated notes due 2007 outstanding. These notes were issued in May 2002 through a private placement with the Kellwood Company, with whom the Company also has a product sourcing agreement. The final quarterly payment is due April 29, 2007. Accrued interest is payable quarterly.

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

Prepayment costs-Fiscal 2004

In fiscal 2004, the Company incurred a charge of $1.9 million as a result of the prepayment of its remaining $7.8 million of 12% senior subordinated notes due 2010. This prepayment charge is reflected in the Company’s results of operations as “Other income (expense)” for fiscal 2004.

Long-term debt maturities

As discussed above, the Company’s has one remaining scheduled maturity of $687,500, which is payable during the first quarter of fiscal 2007. The Company has no other long-term debt obligations at February 3, 2007.

The Company paid interest and fees on all the above described debt obligations totaling $6.1 million, $9.6 million and $9.5 million for fiscal 2006, fiscal 2005 and 2004, respectively.

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

As of February 3, 2007, the Company has net operating loss carryforwards of $57.0 million for federal income tax purposes and approximately $44.0 million for state income tax purposes that are available to offset future taxable income, subject to certain annual usage limitations, through fiscal year 2024. As a result of the Casual Male acquisition and the issuance of additional equity in fiscal 2002, the utilization of approximately $24.7 million of the $53.8 million in federal net operating losses are subject to an annual limitation of approximately $4.8 million per year. Additionally, the Company has alternative minimum tax credit carryforwards of $2.2 million, which are available to further reduce income taxes over an indefinite period.

Realization of the Company’s deferred tax assets, which relate principally to federal net operating loss carryforwards, which expire from 2018 through 2024, is dependent on generating sufficient taxable income in the near term. In fiscal years 2001 and 2002, the Company established a full valuation allowance against its deferred tax assets due to the uncertainty at that time of generating future taxable income, based on its historical losses in those years. Since that time, the Company has transformed itself, through acquisitions and divestures, from an operator of Levi’s®/Dockers® outlet stores to the market leader of men’s big & tall apparel. Since the Company acquired Casual Male in fiscal 2002, its big & tall business has been profitable from an operating perspective. Further, with the acquisition of Rochester Big & Tall Clothing in October 2004, which was immediately accretive to the Company’s business, the Company has gained another market tier of the industry now attracting the higher end target customers.

During the fourth quarter of fiscal 2005, the Company determined that it was more likely than not that it would be able to realize the benefits of a portion of its deferred tax assets. In reaching this determination, the Company considered the positive evidence of significant improvement in pre-tax income and other factors. As a result, for fiscal 2005, the Company reversed $3.1 million of its deferred tax valuation allowance and recorded a benefit to income tax expense.

Throughout fiscal 2006, the Company reviewed the realizability of the remaining deferred tax assets and in the fourth quarter determined that it was more likely than not that the Company would be able to realize substantially all of its deferred tax assets. In reaching this determination, the Company considered the positive evidence of thirteen consecutive quarters of positive comparable store sales, its continued improvement in pre-tax income over the past five years, its expectations regarding the generation of future taxable income, and its current market position and expected growth of the big & tall industry.

Accordingly, in fiscal 2006, the Company reversed $31.0 million of the deferred tax valuation allowance and recorded an income tax benefit of $30.5 million. The remaining $0.5 million of the reversal was credited to additional paid-in capital as it related to previous benefits realized in connection with stock options. The income tax benefit of $30.5 million was partially offset by $8.9 million of income tax provisions of current year earnings. Fiscal 2005 included a net benefit of $2.7 million, which consisted of a benefit of $3.1 million for the reversal of a portion of the valuation allowance offset by $342,000 of taxes related to foreign taxes and income tax audit adjustments. No provision for income taxes was recorded in fiscal 2004. At February 3, 2007, the Company has a valuation allowance of $1.3 million for losses associated with its Canada operations and certain state net operating losses, the benefit of which may not be recognized due to short carryforward periods.

The components of the net deferred tax assets as of February 3, 2007 and January 28, 2006 are as follows (in thousands):

	February 3, 2007	January 28, 2006
Deferred tax assets—current:
Inventory reserves	$4,460	$3,711
Gain on sale-leaseback	579	—
Accrued expenses	1,858	1,836

Net deferred tax assets—current	6,897	5,547

Deferred tax assets—noncurrent:
Gain on sale-leaseback	10,419	—
Gain on sale of LPI	876	—
Lease accruals	1,796	1,327
Net operating loss carryforward	21,430	40,617
Foreign tax credit carryforward	84	66
Amounts included in accumulated other comprehensive loss	725	—
Alternative minimum tax credit Carryforward	2,237	1,413

Subtotal	37,567	43,423
Deferred tax liabilities—noncurrent
Excess of tax over book depreciation/amortization	(1,971)	(2,804)
Tax-deductible goodwill	(12,924)	(10,784)

Subtotal	(14,895)	(13,588)

Net deferred tax asset—noncurrent	22,672	29,835

Total deferred tax assets	29,569	35,372
Valuation allowance	(1,288)	(32,311)

Net deferred tax assets	$28,281	$3,071

The provision (benefit) for income taxes consists of the following:

	Fiscal Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
	(in thousands)
Current:
Federal and state	$2,263	$276	$—
Foreign	108	66	—

	2,371	342	—

Deferred:
Federal and state	(23,963)	(3,071)	—
Foreign	—	—	—

	(23,963)	(3,071)	—

Total provision	$(21,592)	$(2,729)	—

The following is a reconciliation between the statutory and effective income tax rates in dollars:

	Fiscal Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
	(in thousands)
Federal income tax at the statutory rate	$7,364	$2,731	$567
State income and other taxes, net of federal tax benefit	1,165	—	—
Permanent items	86	59	42
Change in valuation allowance	(30,501)	(6,108)	(1,278)
Other, net	294	589	669

Provision for income tax	$(21,592)	$(2,729)	$—

The Company made tax payments of $2.2 million, $471,000 and $388,000 for fiscal years 2006, 2005 and 2004, respectively.

E. Commitments and Contingencies

At February 3, 2007, the Company was obligated under operating leases covering store and office space, automobiles and certain equipment for future minimum rentals as follows:

Fiscal Year	Total
(in thousands)
2007	$47,688
2008	43,157
2009	36,227
2010	28,920
2011	24,048
Thereafter	117,385

$297,425

In addition to future minimum rental payments, many of the store leases include provisions for common area maintenance, mall charges, escalation clauses and additional rents based on a percentage of store sales above designated levels.

During the first quarter of fiscal 2006, on February 1, 2006 the Company entered into a twenty-year lease agreement with a subsidiary of Spirit Finance Corp. (“Spirit”), as part of a sale-leaseback which is fully discussed in Note N, whereby the Company agreed to lease the property it sold to Spirit back for an annual rent of $4.6 million. In the first quarter of fiscal 2006, the Company realized a gain of approximately $29.3 million on the sale of this property, which will be deferred and amortized over the initial 20 years of the related lease agreement. At the end of the initial term, the Company will have the opportunity to extend the Lease Agreement for six additional successive periods of five years. In addition, on February 1, 2011, the fifth anniversary of the Lease Agreement, and for every fifth anniversary thereafter, the base rent will be subject to a rent increase not to exceed the lesser of 7% or a percentage based on changes in the Consumer Price Index. Accordingly, the Company’s annual rent of $4.6 million will be offset each lease year by $1.5 million related to the amortization of this deferred gain. This lease commitment, excluding the impact of the gain, is included in the above table of expected future minimum rentals obligations.

Amounts charged to operations for all occupancy costs, automobile and leased equipment expense were $50.8 million, $46.9 million and $52.1 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Licensing and Endorsement Agreement with George Foreman

Through December 2006, the Company had a License Agreement and Endorsement Agreement (the “Foreman Agreements”) with George Foreman Productions, Inc. pursuant to which George Foreman would act as the Company’s spokesperson. Further, the Company had the right to use Mr. Foreman’s name, image and likeness in connection with its big & tall merchandise. The initial term of the Foreman Agreements was through December 31, 2006. Pursuant to the Foreman Agreements, as amended, as compensation for Mr. Foreman’s services and the exclusive rights to his name, image and likeness for apparel clothing and certain accessories, Mr. Foreman would receive $1.5 million over the initial term of the Endorsement Agreement and would receive a royalty payment on all merchandise manufactured under the George Foreman product lines, subject to a guaranteed minimum payment of $4.0 million over the initial term. The Company also had a license agreement with George Foreman for the right to sell shoes and footwear under the George Foreman name. Mr. Foreman will receive a royalty payment on all footwear manufactured under the George Foreman name, subject to a guaranteed minimum of $275,000 over the initial term.

During the second quarter of fiscal 2006, the Company notified George Foreman Productions, Inc. that it would not be exercising its option to extend its License Agreement, Endorsement Agreement and Footwear Agreement when the initial terms expired on December 31, 2006. At February 3, 2007, the Company has satisfied its guaranteed minimums pursuant to the agreements.

Other

The Company has filed suit against a competitor and a former employee and his company alleging breach of contract, misappropriation of confidential business information and other business torts, including violations of the Computer Fraud and Abuse Act. This suit is pending in Massachusetts Federal District Court and is expected to be tried in June of 2007. The defendants have recently filed counterclaims in this suit that the Company believes are without merit. The Company believes that it has sustained substantial damages as a result of the defendants’ actions. The Company intends to prosecute these claims vigorously at trial. The Company has also recently filed a separate suit in Massachusetts Federal Court against certain of the same defendants, as well as a former supplier and competitor, alleging similar misconduct. That suit is in its preliminary stages.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the resolution of these matters will not have an adverse impact on the results of operations or the financial position of the Company.

F. Equity

Issuance of Warrants

The following table summarizes the activity of the Company’s outstanding warrants for fiscal 2006:

	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)
Warrants outstanding at beginning of year	3,272,871	$5.79
Warrants issued	—	—
Warrants canceled	—	—
Warrants exercised	(1,185,459)	2.93

Warrants outstanding at end of year	2,087,412	$7.41	2.0 years	$10,577

Vested and expected to vest at end of year	2,087,412	$7.41	2.0 years	$10,577
Warrants exercisable at end of year	2,087,412	$7.41	2.0 years	$10,577

The total intrinsic value of warrants exercised was $8.2 million, $16,000 and $20,000 for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Warrants Outstanding and Exercisable at February 3, 2007

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable
$4.76 to $6.45	352,000	3.9 years	$5.04	352,000
6.46 to 8.50	1,735,412	1.7 years	7.89	1,735,412

$4.76 to $8.50	2,087,412		$7.41	2,087,412

In fiscal 2002, as part of a private placement of 12% senior subordinated notes due 2007, which the Company fully redeemed in fiscal 2003, the Company issued warrants to purchase 1,715,000 shares of common stock at an exercise price of $0.01 per share and additional warrants to purchase 1,176,471 shares of common stock at an exercise price of $8.50 per share. The Company assigned a value, based on the Black-Scholes model, of $9.6 million for these warrants. The value of the warrants was reflected as a component of stockholders’ equity as a discount on the notes and was initially amortized over the term of the corresponding debt, which was five years. In November 2003, the Company prepaid in full the principal amount due on the 12% senior subordinated notes and accordingly the unamortized value of these warrants of $7.3 million was written off and was included in “Other income (expense)” on the Consolidated Statement of Operations for fiscal 2003.

In fiscal 2003, as part of the private placement of the Company’s 12% senior subordinated notes due 2010, the Company issued warrants to purchase 1,182,400 shares of common stock at exercise prices ranging from $4.76 per share to $7.32 per share. Such exercise prices represent the average of the closing prices on the Company’s common stock on Nasdaq for the period of 30 trading days ending prior to each of the respective issue dates. The assigned Black-Scholes value of $5.6 million for such warrants was reflected as a component of stockholders’ equity to be amortized over the seven-year life of the notes as additional interest expense. In the fourth quarter of fiscal 2003 and the second quarter of fiscal 2004, the Company prepaid the notes, which resulted in the acceleration and write-off of the related unamortized value of the warrants of approximately $4.1 million in fiscal 2003 and $1.9 million in fiscal 2004. The $1.9 million is in “Other income (expense)” on the Consolidated Statement of Operations for fiscal 2004.

Stock Repurchase Programs

During the second quarter of fiscal 2006, pursuant to a $30.0 million stock repurchase program approved by the Company’s Board of Directors, the Company repurchased 1.3 million shares of common stock for an aggregate cost, including broker commissions, of $13.1 million, resulting in an average price of $9.74 per share.

On December 4, 2006, in connection with the Company’s decision to redeem a then portion of its Convertible Notes, the Company’s Board of Directors approved a $75.0 million stock repurchase program, replacing the existing $30 million stock repurchase program that was currently in place. Under this stock repurchase program, the Company was authorized to repurchase up to $75 million of its common stock during the remainder of fiscal 2006 and fiscal 2007 through open market and privately negotiated transactions pursuant to Rule 10b-18 of the Exchange Act. The stock repurchase program expires on December 31, 2007 but may be terminated earlier at any time without prior notice. As permitted by the program, the Company adopted a 10b5-1 Plan effective January 30, 2007, which will expire on April 3, 2007, to repurchase up to 3 million shares, or $35.0 million whichever occurs first, at specified market prices. Through February 3, 2007, the Company repurchased approximately 164,400 shares for an aggregate price of $2.1 million

At February 3, 2007, the Company has a total of 6.7 million shares of repurchased stock at an aggregate cost of $38.6 million which is reported by the Company as treasury stock and is reflected as a reduction in stockholders’ equity.

G. Stock Options

Through July 31, 2006, the Company had one share-based compensation plan, the 1992 Stock Incentive Plan, as amended most recently on August 7, 2003 (the “1992 Plan”). Under the terms of the 1992 Plan, up to 6,930,000 shares of common stock were issuable in the form of “incentive stock options” (as defined in Section 422 of the Internal Revenue Code of 1986, as amended), options which are not “incentive stock options,” conditioned stock awards, unrestricted stock awards and performance share awards.

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

In the fourth quarter of fiscal 2005, the Company’s Board of Directors approved the accelerated vesting of 965,000 outstanding and unvested options held at that time by directors, officers and employees under the 1992 Plan. As a result of the acceleration, these options to acquire 965,000 shares of common stock, which otherwise would have vested from time to time over the following three years, became immediately exercisable.

Previously, during the fourth quarter of fiscal 2004, the Company’s Board of Directors had approved the accelerated vesting of all outstanding and unvested options held at that time by directors, officers and employees. As a result of that acceleration, options to acquire 1,903,252 shares of common stock, which otherwise would have vested from time to time through fiscal 2007, became immediately exercisable.

See “Stock-Based Compensation” in Note A above for a complete discussion of the accelerations and their financial impact.

Stock Option Activity-2006 Plan

The following table summarizes stock option activity under the 2006 Plan for fiscal 2006:

	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)
Outstanding at beginning of year	—	—
Options granted	115,000	$11.15
Options canceled	—	—
Options exercised	—	—

Outstanding at end of year	115,000	$11.15	9.4 years	$153

Vested and expected to vest at end of year	115,000	$11.15	9.4 years	$153
Options exercisable at end of year	38,336	$11.15	9.4 years	$51

Excluded from the above table are 1,928 unrestricted shares which were issued from the 2006 Plan to non-employee directors as payment for director fees totaling $26,800 during fiscal 2006.

Stock Option Activity-1992 Plan

The following table summarizes stock option activity under the 1992 Plan for fiscal 2006:

	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)
Outstanding at beginning of year	4,241,997	$5.80
Options granted	670,000	9.13
Options canceled	(18,500)	10.09
Options exercised	(1,099,473)	5.58

Outstanding at end of year	3,794,024	$6.43	7.1 years	$22,951

Vested and expected to vest at end of year	3,792,024	$6.43	7.1 years	$22,940
Options exercisable at end of year	3,130,692	$5.85	6.6 years	$20,744

Excluded from the above table are 8,182 unrestricted shares which were issued from the 1992 Plan to non-employee directors as payment for director fees totaling $79,000 during fiscal 2006. The total intrinsic value of options exercised was $5.3 million, $0.4 million and $0.6 million for fiscal 2006, 2005 and 2004, respectively.

The following table summarizes information about stock options outstanding under the 1992 Plan at February 3, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.16 to $2.15	235,625	3.3 years	$1.45	235,625	$1.45
2.16 to 4.30	175,583	4.8 years	3.46	175,583	3.46
4.31 to 6.45	1,592,016	6.6 years	5.38	1,592,016	5.38
6.46 to 8.60	884,500	8.2 years	7.04	841,168	7.03
8.61 to 10.30	906,300	8.6 years	9.56	286,300	10.14

$1.16 to $10.30	3,794,024	7.1 years	$6.43	3,130,692	$5.85

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

	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)
Outstanding at beginning of year	1,140,000	$3.21
Options granted	—	—
Options canceled	—	—
Options exercised	(127,186)	4.99

Outstanding at end of year	1,012,814	$2.99	4.4 years	$9,613

Vested and expected to vest at end of year	1,012,814	$2.99	4.4 years	$9,613
Options exercisable at end of year	1,012,814	$2.99	4.4 years	$9,613

The total intrinsic value of options exercised outside of the Company’s 1992 Plan and 2006 Plan for fiscal 2006 was $0.8 million. There were no such exercises during fiscal 2005 and fiscal 2004.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.19 to $2.15	252,814	3.1 years	$1.22	252,814	$1.22
2.15 to 4.30	710,000	4.9 years	3.48	710,000	3.48
4.30 to 5.01	50,000	4.4 years	5.01	50,000	5.01

$1.19 to $ 5.01	1,012,814	4.4 years	$2.99	1,012,814	$2.99

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

H. RELATED PARTIES

Seymour Holtzman and Jewelcor Management, Inc.

Seymour Holtzman, the Chairman of the Board of Directors of the Company, is compensated by the Company both directly (as an executive officer of the Company) and indirectly (as the president and chief executive officer and, together with his wife indirectly, the majority shareholders of Jewelcor Management Inc. (“JMI”)). Since October 1999, the Company has had an ongoing consulting agreement with JMI to assist in developing and implementing a strategic plan for the Company and for other related consulting services as may be agreed upon between JMI and the Company. Mr. Holtzman, who became the Company’s Chairman of the Board on April 11, 2000, is the beneficial holder of approximately 14.3% of the outstanding common stock of the Company.

The following table summarizes the total compensation Mr. Holtzman has received, directly as an officer of the Company and indirectly through JMI, over the past three fiscal years on a combined basis.

	Fiscal 2006		Fiscal 2005		Fiscal 2004
Combined annual compensation	$522,243	(1)	$431,000	(2)	$416,000	(3)
Combined bonus	—		345,000	(4)	150,000	(5)
Combined long-term stock-based compensation awards(6)	160,000	(7)	160,000	(8)	400,000	(9)

(1)	For the period February 2006 through April 2006, JMI received a monthly consulting fee of $34,333, payable in cash. Effective May 1, 2006, the Compensation Committee increased the annual consulting fees payable in cash to JMI to $527,000, or $43,916 per month. Mr. Holtzman received an annual salary of $24,000 as payment for his services as an executive officer of the Company. In addition to this compensation, JMI also receives an annual reimbursement for business expenses in the amount of $24,000 annually.

(2)	Compensation includes $407,000 paid to JMI under its consulting agreement, as amended, and an annual salary of $24,000 as payment to Mr. Holtzman for his services as an executive officer of the Company.
(3)	JMI received $392,000 in consulting fees, payable in cash. Mr. Holtzman received an annual salary $24,000 in fiscal 2004.
(4)	Pursuant to the Company’s Executive Incentive Plan for fiscal 2005, on April 16, 2006, JMI received a bonus of $345,000 for services performed in fiscal 2005.
(5)	On July 15, 2004, JMI received a bonus in the amount of $150,000 for services performed in fiscal 2003.
(6)	As a result of the Company accelerating substantially all outstanding and unvested stock options held by directors, officers and employees under the Company’s 1992 Stock Incentive Plan, all outstanding options held by Mr. Holtzman as of January 28, 2006 were fully vested and exercisable.
(7)	On April 24, 2006, the Compensation Committee granted to Mr. Holtzman a 10-year option to purchase 160,000 shares of the Company’s common stock at an exercise price of $9.27 per share. The option vests ratably over three years.
(8)	On May 9, 2005, the Compensation Committee granted to Mr. Holtzman a 10-year option to purchase 160,000 shares of the Company’s common stock at an exercise price of $6.90 per share.
(9)	On July 15, 2004, the Compensation Committee granted to Mr. Holtzman a 10-year option to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.27 per share. On August 31, 2004, the Compensation Committee granted to Mr. Holtzman a 10-year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $5.89 per share. On August 31, 2004, the Compensation Committee also granted Mr. Holtzman a 10-year option to purchase an additional 100,000 shares of the Company’s common stock at an exercise price of $5.89 per share.

During the first quarter of fiscal 2006, the Company’s Board of Directors approved (i) the payment to JMI of approximately $112,000 as reimbursement of legal incurred by JMI in connection with JMI’s successful defense of a Section 16 claim involving the Company’s securities and (ii) the payment to JMI of approximately $50,000 as consideration for the upward adjustment of the exercise price of warrants issued to JMI in connection with the fiscal 2003 private placement of the Company’s 12% senior subordinated notes dues 2010.

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

On October 29, 2004, the Company entered into an employment agreement (the “Employment Agreement”) with Mr. Sockolov. Under the terms of the Employment Agreement, Mr. Sockolov would serve as the Chief Executive Officer of the Company’s Rochester business. During the third quarter of fiscal 2006, the Company decided to terminate certain employment agreements with Rochester management, including its employment agreement with Mr. Sockolov, as part of the Company’s plan to integrate its remaining San Francisco-based Rochester operations into its headquarters in Canton, Massachusetts. Mr. Sockolov continues to serve as a director of the Company. See Note O for additional information regarding the costs incurred by the Company in connection with the early termination on these contracts.

I. Employee Benefit Plans

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106, and 132R) (“FAS 158”), which requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The Company adopted FAS 158 in fiscal 2006 and accordingly is required to report changes in its funded status in comprehensive income on its Statement of Stockholders’ Equity. The adoption of FAS 158 did not have a material effect on the Company’s financial position at February 3, 2007

The following table summarizes the incremental effect of applying FAS 158 on individual line items in the Company’s Consolidated Balance Sheet at February 3, 2007:

	Before Application of Statement 158	Adjustments	After Application of Statement 158
Other assets	$3,932	$(1,836)	$2,096
Deferred income taxes—non current	20,659	725	21,384
Total assets	321,547	(1,111)	320,436
Accumulated other comprehensive income (loss), net of tax	133	(1,111)	(978)
Total Stockholders’ equity	219,157	(1,111)	218,046

Noncontributory Pension Plan

In connection with the Casual Male acquisition, the Company assumed the assets and liabilities of the Casual Male Noncontributory Pension Plan “Casual Male Corp. Retirement Plan”, which was previously known as the J. Baker, Inc. Qualified Plan, (the “Pension Plan”). Casual Male Corp. froze all future benefits under this plan on May 1, 1997.

The following table sets forth the Pension Plan’s funded status at February 3, 2007 and January 28, 2006:

	February 3, 2007	January 28, 2006
	(in thousands)
Change in benefit obligation:
Balance at beginning of period	$17,895	$19,443
Benefits and expenses paid	(777)	(890)
Service and interest costs	905	1,131
Settlements	(2,437)	(2,463)
Actuarial (gain) loss	(614)	674

Balance at end of year	$14,972	$17,895

Change in fair value of plan assets
Balance at beginning of period	$18,395	$20,165
Actual return on plan assets	1,174	1,583
Employer contributions	—	—
Settlements	(2,437)	(2,463)
Benefits and expenses paid	(777)	(890)

Balance at end of period	$16,355	$18,395

Reconciliation of Funded Status
Projected benefit obligation	$14,972	$17,895
Fair value of plan assets	16,355	18,395

Funded Status	1,383	500
Unrecognized actuarial loss	—	2,719

Net amount included in other assets	$1,383	$3,219

Total plan expense and other amounts recognized in accumulated other comprehensive loss for the year ended February 3, 2007 and January 28, 2006 includes the following components:

	February 3, 2007	January 28, 2006
	(in thousands)
Interest cost on projected benefit obligation	$906	$1,131
Expected return on plan assets	(1,318)	(1,566)
Unrecognized loss	412	308

Total Plan Expense	$—	$(127)

Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Increase in accumulated other comprehensive loss (before taxes of $725) to reflect adoption of FAS 158, which consists entirely of net actuarial loss	$1,836	—

Assumptions used to determine the benefit obligations as of February 3, 2007 and January 28, 2006 included a discount rate of 5.75% for both fiscal 2006 and fiscal 2005. Assumptions used to determine the net periodic benefit cost for the years ended February 3, 2007 and January 28, 2006 included a discount rate of 5.75% for both fiscal 2006 and fiscal 2005.

The expected long term rate of return for both the benefit obligation and the net periodic benefit cost was assumed to be 8.00% for fiscal 2006 and fiscal 2005. The expected long-term rate of return assumption was developed considering historical and future expectations for returns for each asset class.

Estimated Future Benefit Payments

The estimated future benefits for the next ten fiscal years are as follows:

Fiscal Year	(in thousands)
2007	$570
2008	594
2009	653
2010	679
2011	736
2012-2017	4,550

The Company’s target asset allocation for fiscal 2007 and its asset allocation at February 3, 2007 and January 28, 2006 were as follows, by asset category:

Asset category:	Target allocation	Percentage of plan assets at
	Fiscal 2007	February 3, 2007	January 28, 2006
Equity securities	70.00%	59.46%	40.28%
Debt securities	20.00%	26.83%	47.69%
Insurance contracts	10.00%	13.71%	12.03%

Total	100.00%	100.00%	100.00%

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

The following table sets forth the Supplemental Plan’s funded status at February 3, 2007 and January 28, 2006:

	February 3, 2007	January 28, 2006
	(in thousands)
Change in benefit obligation:
Balance at beginning of period	$509	$463
Benefits and expenses paid	(17)	(17)
Actuarial loss	19	36
Service and interest costs	29	27

Balance at end of year	$540	$509

Change in fair value of plan assets
Balance at beginning of period	$—	$—
Employer contributions	17	17
Benefits and expenses paid	(17)	(17)

Balance at end of year	—	—

Projected benefit obligation	$540	$509

Reconciliation of Funded Status
Projected benefit obligation	$540	$509
Unrecognized loss	—	(51)
Fair value of plan assets	—	—

Underfunded Status	$(540)	$(458)

Assumptions used to determine the benefit obligations as of February 3, 2007 and January 28, 2006 included a discount rate of 5.75% for both fiscal 2006 and fiscal 2005. Assumptions used to determine the net periodic benefit cost for the years ended February 3, 2007 and January 28, 2006 included a discount rate of 5.75% for fiscal 2006 and fiscal 2005.

Defined Contribution Plan

The Casual Male 401(k) plan covers all eligible employees who have completed six months of service. Under this plan, the Company may provide matching contributions up to a stipulated percentage of employee contributions. The expenses of the plan are fully funded by the Company; and the matching contribution, if any, is established each year by the Board of Directors. For fiscal 2006, the matching contribution by the Company was set at 50% of contributions by eligible employees up to a maximum of 6% of salary.

The Company recognized $933,941, $938,424 and $782,112 of expense under these plans in fiscal 2006, 2005 and 2004, respectively.

Non-Qualified Deferred Compensation Plan

Effective November 1, 2006, the Company adopted a Non-Qualified Deferred Compensation Plan primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees of the Company (the “Participants”). There is no maximum imposed on compensation deferrals.

Participants will be 100% vested in all of the amounts they defer as well as in the earnings attributable to each participant’s deferred account. The Company has established a Rabbi Trust to provide funding for benefits payable under this plan. As of February 3, 2007, amounts deferred under this plan were not material.

Matching contributions by the Company will not exceed 50% of contributions by eligible employees up to a maximum of 6% of salary under both plans combined.

J. Discontinued Operations

The following table summarizes the results of operations from the Company’s discontinued operations for fiscal 2004. Included in discontinued operations are the results of operations for the Company’s Levi’s®/Dockers® outlet stores. No tax benefit or provision was realized on discontinued operations for that fiscal year.

Fiscal 2004(1)
(in millions)
Sales	$71.1
Gross margin	12.7
Selling, general and administrative expenses	14.2
Reversal of provision for impairment of assets, store closings and severance	(2.5)
Depreciation and amortization	1.7

(0.7)

Other income	1.2

Income from discontinued operations	$0.5

(1)	Fiscal 2004 includes a gain of $1.2 million that the Company recognized in connection with the sale of 32 of its Levi’s®/Dockers® outlet stores in the fourth quarter. Results also include income of $2.5 million recognized in the second and fourth quarters as a result of the reversal of excess restructuring reserves.

K. Acquisitions

Jared M.

On May 2, 2006, the Company purchased from JM Leather, Inc., Jared M., an apparel company specializing in selling custom clothing to professional athletes and other high-profile clients, almost all of whom are big & tall. The Company sees this acquisition as a future growth opportunity for its Rochester division. Initially, the Company plans to open three Jared M. shops within the Company’s existing Rochester Big & Tall stores and then expand the business to catalog and internet. This acquisition fits into the Company’s long-term strategy to gain market share in the big & tall market.

Pursuant to the terms of the asset purchase agreement, the Company paid a purchase price of approximately $2.6 million, plus assumed liabilities. In addition, the Company is subject to pay an earn-out provision of up to an additional $1.0 million over the next twelve to twenty-four months if the Jared M. business achieves certain earning levels specified in the agreement. The acquisition was accounted for under the purchase method of accounting, with the purchase price being allocated to the assets acquired based on relative fair values. The purchase price of $2.6 million resulted in the preliminary allocation of goodwill of $2.5 million. Pro forma results have not been presented as the acquisition was not deemed to be material.

In accordance with the terms of the agreement, the Company also issued to Jared Margolis, the founder of Jared M. and currently an employee of the Company, an option to acquire 100,000 shares of the Company’s common stock at an exercise price of $9.42 per share. The option will vest ratably over four-years with the first one-fourth vesting on May 2, 2007. The fair value of the option based on the Black-Scholes model was $413,000 and is being expensed over its respective vesting period. See Note A and Note G for additional information regarding the Company’s accounting and valuation assumptions for stock-based compensation.

SuperSizeWorld

On October 19, 2006, the Company acquired SuperSizeWorld, a direct-to-consumer business specializing in the selling of select unique, high quality products which help larger people maintain a more comfortable lifestyle. The types of products sold by SuperSizeWorld, at its website www.SuperSizeWorld.com, include bathroom accessories, health and beauty items, medical products, sports and outdoor accessories, patio furniture, travel accessories and other household items. The Company paid a purchase price of approximately $400,000. The acquisition was accounted for under the purchase method of accounting, with the purchase price being allocated to the assets based on relative fair values, resulting in the preliminary allocation of goodwill of $298,000. The Company retained the principals of SuperSizeWorld under a one-year consulting agreement for $190,000 which is being expensed over the contract period.

L. Sale of Divested Businesses

Sale of LP Innovations, Inc. subsidiary

On April 25, 2006, the Company sold its loss prevention subsidiary, LP Innovations, Inc. (“LPI”), to a private equity group for a purchase price of $5.2 million. The Company received $3.0 million of the purchase price in cash at the closing and received a note for the remaining purchase price of $2.2 million. The note requires LPI to make quarterly payments to the Company commencing on the first anniversary of the note. The note bears interest at 6.0% annually. Although the note is unsecured, if the principal and any accrued interest on the note are unpaid at any point during the term of the note, the Company has the right to offset amounts owed under the note against its payable to LPI for services rendered pursuant to the loss prevention contract described below. The Company recognized an initial gain on the sale of LPI in the amount of $1.5 million which is included in other income for fiscal 2006. Due to the uncertainty regarding the collection of the note, the Company has fully reserved the balance of the note on the Consolidated Balance Sheet at February 3, 2007 and will recognize income on the note when realizability becomes assured. Such amounts recognized as income in the future will be disclosed in future filings and will be included in “other income” on the Consolidated Statement of Operations.

As part of the sale, the Company entered into a five-year contract with LPI whereby the Company will continue to use LPI for its loss prevention needs. The Company’s current fees to LPI will remain in effect for the first three years of the contract with normal CPI index increases after that.

The Company also entered into an agreement with LPI to provide, for a fee, transitional services to LPI for a period of six months from the date of the sale. These transitional services included enabling LPI to maintain its space at the Company’s corporate headquarters and utilize the facilities, as well as support from the Company’s human resource and information technology staff.

Since the Company acquired LPI in fiscal 2002, the Company had been in the process of trying to divest LPI with the intention that LPI would become a separate public company. However, due to lower than expected operating results, the Company decided to delay the spin-off; accordingly, in fiscal 2004, the Company wrote off $962,000 of offering costs. These charges were included in “Other income (expense)” on the Consolidated Statement of Operations for fiscal 2004.

Ecko Unltd.® Joint Venture

In the third quarter of fiscal 2004, the Company sold to Ecko.Complex, LLC its 50.5% interest in the Ecko Unltd.® joint venture for a purchase price of $7.0 million. The sale resulted in a gain of approximately $3.1 million, which was included in the Consolidated Statements of Operations as a component of “Other income (expense)” for fiscal 2004.

Levi’s®/Dockers® Business

During the fourth quarter of fiscal 2004, the Company sold its remaining 32 Levi’s®/Dockers® outlet stores to Hub Holding Corp. The sale price was approximately $12.8 million in cash. In addition, the Company also received $325,000 as part of an earn-out payment based on the stores’ financial performance through fiscal 2004. The Company recognized a gain on the sale of $1.2 million which was included in discontinued operations for fiscal 2004. In addition, the Company recognized income of approximately $2.5 million related to the reversal of restructuring reserves no longer needed as a result of the sale. See Note J, “Discontinued Operations” for additional information.

M. Segment Information

Since the Casual Male acquisition in May 2002 through the end of fiscal 2004, the Company operated its business under two reportable store segments: (i) the Big & Tall Apparel business and (ii) Other Branded Apparel businesses. However, with the completion of the closure of its Levi’s®/Dockers® business and the sale of its Ecko Unltd.® joint venture interest, the Company completely exited all operations of our Other Branded Apparel business by the end of fiscal 2004. Beginning in fiscal 2005, the Company began reporting its operations as one reportable segment, Big & Tall Men’s Apparel, which consists of its two operating segments—Casual Male and Rochester. The Company considers its operating segments to be similar in terms of economic characteristic, production processes and operations, and have therefore aggregated them into a single reporting segment.

For fiscal 2004 the Company’s results were reported in the following segments:

The Big & Tall Apparel business: This group included the Company’s Casual Male Big & Tall retail stores, Casual Male Big & Tall outlet stores, Casual Male at Sears Canada stores, and, from October 2004, its then 22 Rochester Big & Tall stores in addition to its catalog and e-commerce businesses.

Other Branded Apparel businesses: This segment included the results of operations through July 30, 2004 of the 29 Ecko Unltd.® outlet stores, which were owned and operated through a joint venture with Ecko.Complex, LLC. On July 30, 2004, the Company sold its 50.5% interest in the joint venture to Ecko.Complex, LLC. This segment excluded the operating results for the Company’s Levi’s®/Dockers® business since all operations were reclassed to discontinued operations for fiscal 2004. See Note J for discontinued operations.

The accounting policies of the reportable segments are the same as those described in Note A above. The Company evaluates individual store profitability in terms of a store’s “Operating Profit” which is defined by the Company as gross margin less occupancy costs, direct selling costs and an allocation of indirect selling costs.

Below are the results from continuing operations on a segment basis for fiscal 2004:

	Big & Tall Apparel business	Other Branded Apparel business	Total
	(in thousands)
Statement of Operations:
Sales	$352,428	$12,619	$365,047
Gross margin	146,537	3,903	150,440
Selling, general and administrative	127,927	4,627	132,554
Depreciation and amortization	9,221	637	9,858

Operating profit	$9,389	$(1,361)	$8,028

N. Sale-Leaseback of Corporate Headquarters

During the first quarter of fiscal 2006, on January 30, 2006, the Company entered into a sale-leaseback transaction with Spirit. Pursuant to the sale-leaseback transaction, the Company sold to Spirit its rights, title and interest in its headquarters and distribution center property for $55.9 million, net of approximately $1.0 million of transaction costs. The property consists of a 755,992 gross square foot building located on approximately 27.3 acres in Canton, MA. The transaction funded and closed on February 1, 2006.

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

In the first quarter of fiscal 2006, the Company realized a gain of approximately $29.3 million on the sale of property, net of approximately $1.0 million of transaction costs. The gain is being deferred and amortized over the initial term of the related lease agreement of 20 years in accordance with SFAS No. 98, Accounting for Leases. The annual recognition of the gain is approximately $1.5 million and will be offset annually against the expected annual rent pursuant to the lease of $4.6 million.

The Company used the net proceeds from the sale of approximately $55.9 million to reduce outstanding borrowings under its Credit Facility and to repay in full its term loan.

O. Provision for Termination of Employment Contracts

In the third quarter of fiscal 2006, the Company decided to terminate certain employment agreements with Rochester management as part of its plan to integrate the remaining San Francisco-based Rochester operations into its headquarters in Canton, Massachusetts. In connection with this decision to terminate these agreements, the Company incurred a charge of $1.2 million in the third quarter of fiscal 2006 to accrue its remaining obligations pursuant to these employees’ employment agreements. At February 3, 2007, $1.2 million of the reserve was outstanding.

P. Selected Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In Thousands, Except Per Share Data)
Fiscal Year 2006
Sales	$102,864	$111,802	$106,851	$145,995	$467,512
Gross margin	45,004	50,623	47,061	69,886	212,574
Operating income	2,395	6,949	155	15,895	25,394
Net income (loss)(1)	1,387	3,401	(844)	38,688	42,632
Earnings per share—basic	$0.04	$0.10	$(0.02)	$1.05	$1.21
Earnings per share—diluted(2)	$0.04	$0.09	$(0.02)	$0.83	$0.98

Fiscal Year 2005
Sales	$97,298	$100,620	$93,770	$129,695	$421,383
Gross margin	40,239	43,673	38,585	59,683	182,180
Operating income	99	4,071	(721)	14,104	17,553
Net income (loss)(3)	(1,881)	2,020	(2,835)	13,456	10,760
Earnings (loss) per share—basic	$(0.05)	$0.06	$(0.08)	$0.39	$0.31
Earnings (loss) per share—diluted(2)	$(0.05)	$0.06	$(0.08)	$0.33	$0.30

(1)	Results for the first quarter of fiscal 2006 include other income (expense) of $1.1 million related to the initial gain on the sale of LPI of $1.5 million offset partially by $0.4 million of unrelated non-operating expenses, primarily related to legal costs. Results for the third quarter of fiscal 2006 include a charge of $1.2 million related to the costs incurred for the early termination of certain employment contracts. Results for the fourth quarter of fiscal 2006 include an income tax benefit of $30.5 million related to the reversal of the Company’s income tax valuation allowance. See Note D- Taxes.
(2)	Diluted earnings per share for the fourth quarter and fiscal year 2006 and the fourth quarter of fiscal 2005 include the impact of the Company’s convertible notes. Such notes had an anti-dilutive effect for the first three quarters of fiscal 2006 and the first three quarters and fiscal year 2005.
(3)	Results for fiscal 2005 include a $1.2 million prepayment penalty associated with the Company’s prepayment of its outstanding mortgage note. This expense was partially offset by $0.4 million of income from the discount realized from the buyback of approximately $5.3 million of the Company’s Convertible Notes and a write-off of $0.2 million associated with the deferred financing costs on the notes. Results for fiscal 2005 also include a benefit of $3.1 million related to a partial reversal of the Company’s income tax valuation allowance. See Note D.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 3, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 3, 2007, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 3, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework.

Based on management’s assessment and those criteria, management determined that the Company maintained effective internal control over financial reporting as of February 3, 2007.

As indicated in its Attestation Report included below, Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this report, has attested to management’s assessment regarding the effectiveness of its internal control over financial reporting as of February 3, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Casual Male Retail Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Casual Male Retail Group, Inc. maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Casual Male Retail Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Casual Male Retail Group, Inc. maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Casual Male Retail Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Casual Male Retail Group, Inc. as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended February 3, 2007 of Casual Male Retail Group, Inc. and our report dated March 28, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Boston, Massachusetts

March 28, 2007

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 3, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III.

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to this Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended February 3, 2007 in connection with our 2007 Annual Meeting of Stockholders.

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended February 3, 2007

Item 11. Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended February 3, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended February 3, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended February 3, 2007.

Item 14. Principal Accounting Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended February 3, 2007.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

15(a)(1) Financial Statements

The list of consolidated financial statements and notes required by this Item 15(a)(1) is set forth in the “Index to Consolidated Financial Statements” on page 45 of this Annual Report.

15(a)(2) Financial Statement Schedules

Schedule II “Valuation and Qualifying Accounts” for the three fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005 is set forth on page 79 of this Annual Report.

All other schedules, other than the schedule listed above, have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements or notes thereto.

15(a)(3) Exhibits

The list of exhibits required by this Item 15(a)(3) is set forth in the “Index to Exhibits” beginning on page 80 of this Annual Report.

SCHEDULE II

CASUAL MALE RETAIL GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended February 3, 2007, January 28, 2006 and January 29, 2005

Description	Balance at Beginning of Year	Net Provision (Benefit)		Charges/ Write-offs	Balance At End Year
	(In thousands)
Accrued Restructuring Reserves
Year ended January 29, 2005 (fiscal 2004)	$3,831	$(2,538	)(1)	$(1,293)	$—
Year ended January 28, 2006 (fiscal 2005)	—	—		—	—
Year ended February 3, 2007 (fiscal 2006)	—	1,200	(2)	(30)	1,170

(1)	Represents the reversal of excess reserves for the Company’s remaining Levi’s®/Dockers® outlet stores that were closed or sold in fiscal 2004.
(2)	Represents a provision recorded in the third quarter of fiscal 2007 related to the early termination of certain employment contracts.

INDEX TO EXHIBITS

Exhibits
3.1	Restated Certificate of Incorporation of the Company, as amended (included as Exhibit 3.1 to Amendment No. 3 of the Company’s Registration Statement on Form S-1 (No. 33-13402), and incorporated herein by reference).*

3.2	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated June 22, 1993 (included as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on June 18, 1996, and incorporated herein by reference).*

3.3	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated August 8, 2002 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on September 17, 2002, and incorporated herein by reference).*

3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company establishing Series A Junior Participating Cumulative Preferred Stock dated May 1, 1995 (included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on May 3, 1996, and incorporated herein by reference).*

3.5	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series B Convertible Preferred Stock dated May 14, 2002 (included as Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

3.6	By-Laws of the Company, as amended (included as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on December 12, 2000, and incorporated herein by reference).*

4.1	Indenture, dated as of November 18, 2003, between the Company and U.S. Bank National Association, as Trustee (included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).*

10.1	1992 Stock Incentive Plan, as amended (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).*

10.2	Casual Male Retail Group, Inc. 2006 Incentive Compensation Plan (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2006, and incorporated herein by reference).*

10.3	Form of Non-Qualified Option Agreement for the Chairman and Executive Officers (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2006, and incorporated herein by reference).*

10.4	Form of Incentive Stock Option Agreement for the Chairman and Executive Officers (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2006, and incorporated herein by reference).*

10.5	Form of Non-Qualified Option Agreement for Non-Employee Directors (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2006, and incorporated herein by reference).*

10.6	Memorandum of Understanding regarding the Casual Male Retail Group, Inc. Non-Qualified Deferred Compensation Plan for certain of the top paid executives effective November 1, 2006.

10.7	Fifth Amended and Restated Loan and Security Agreement dated December 28, 2006, by and among Bank of America, N.A., as Administrative Agent and Collateral Agent, the Lenders identified therein, the Company, as Borrowers’ Representative, and the Company and CMRG Apparel, LLC (formerly Designs Apparel, Inc.), as Borrowers.

Exhibits
10.8	Note Agreement, dated as of July 2, 2003, among the Company, certain subsidiaries of the Company, and the Initial Purchasers identified on the signature pages thereto (the “Note Agreement”) (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003 and incorporated herein by reference).*

10.9	Form of Warrant issued to the Initial Purchasers under the Note Agreement (included as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference).*

10.10	Consulting Agreement dated as of October 28, 1999 between the Company and Jewelcor Management, Inc. (included as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on April 28, 2000, and incorporated herein by reference).*

10.11	Extension to Consulting Agreement, dated as of April 28, 2001, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on September 18, 2001, and incorporated herein by reference).*

10.12	Extension to Consulting Agreement, dated as of April 28, 2002, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed on June 18, 2002, and incorporated herein by reference).*

10.13	Extension to Consulting Agreement, dated as of April 29, 2003, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on May 5, 2003, and incorporated herein by reference).*

10.14	Amendment to Consulting Agreement, effective as of May 1, 2003, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference).*

10.15	Amendment to Consulting Agreement, dated as of August 26, 2004, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2004, and incorporated herein by reference).*

10.16	Amendment to Consulting Agreement, effective May 9, 2005, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2005, and incorporated herein by reference).*

10.17	Letter Agreement dated May 26, 2006 between the Company and Jewelcor Management, Inc. (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 30, 2006, and incorporated herein by reference).*

10.18	Employment Agreement dated as of March 31, 2000 between the Company and David A. Levin (included as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on April 28, 2000, and incorporated herein by reference).*

10.19	First Amendment to Employment Agreement dated April 10, 2001 between the Company and David A. Levin (included as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on June 19, 2001, and incorporated herein by reference).*

10.20	Second Amendment to Employment Agreement dated as of January 10, 2003 between the Company and David A. Levin (included as Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on May 5, 2003, and incorporated herein by reference).*

10.21	Third Amendment to Employment Agreement, dated as of July 9, 2003, between the Company and David A. Levin (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference).*

Exhibits
10.22	Fourth Amendment to Employment Agreement dated as of June 29, 2004 between the Company and David A. Levin (included as Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on April 11, 2005, and incorporated herein by reference).*

10.23	Letter Agreement dated May 26, 2006 between the Company and David A. Levin (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 30, 2006, and incorporated herein by reference).*

10.24	Employment Agreement dated as of August 14, 2000 between the Company and Dennis R. Hernreich (included as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed on September 12, 2000, and incorporated herein by reference).*

10.25	First Amendment to Employment Agreement dated April 25, 2001 between the Company and Dennis R. Hernreich (included as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed on June 19, 2001, and incorporated herein by reference).*

10.26	Second Amendment to Employment Agreement dated as of January 10, 2003 between the Company and Dennis R. Hernreich (included as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on May 5, 2003, and incorporated herein by reference).*

10.27	Third Amendment to Employment Agreement, dated as of July 9, 2003, between the Company and Dennis R. Hernreich (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference).*

10.28	Fourth Amendment to Employment Agreement, dated as of June 29, 2004, between the Company and Dennis R. Hernreich (included as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on April 11, 2005, and incorporated herein by reference).*

10.29	Letter Agreement dated May 26, 2006 between the Company and Dennis R. Hernreich (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 30, 2006, and incorporated herein by reference).*

10.30	Employment Agreement dated as of July 9, 2003 between the Company and Linda Carlo (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).*

10.31	First Amendment to Employment Agreement, dated as of June 29, 2004, between the Company and Linda B. Carlo (included as Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on April 11, 2005, and incorporated herein by reference).*

10.32	Second Amendment to Employment Agreement, dated as of August 2, 2006, between the Company and Linda B. Carlo (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2006, and incorporated herein by reference).*

10.33	Separation Agreement between the Company and Joseph Cornely dated November 27, 2006.

10.34	Employment Agreement dated October 29, 2004 between the Company and Robert L. Sockolov (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 4, 2004, and incorporated herein by reference).*

10.35	Asset Purchase Agreement entered into as of May 2, 2002, by and among the Company and Casual Male Corp. and certain subsidiaries (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

10.36	Amended and Restated Note Agreement, dated as of April 26, 2002, and amended and restated as of May 14, 2002, among the Company, certain subsidiaries of the Company and the purchasers identified therein (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

Exhibits
10.37	Form of Warrant to Purchase Shares of Common Stock (aggregating 787,500 shares) (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

10.38	Form of Warrant to Purchase Shares of Common Stock (aggregating 927,500 shares) (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

10.39	Form of Warrant to Purchase Shares of Common Stock (aggregating 1,176,471 shares) (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

10.40	Registration Rights Agreement entered into as of April 26, 2002, by and between the Company and the persons identified therein (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

10.41	Purchase Agreement dated November 12, 2003 by and between the Company and Thomas Weisel Partners LLC (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).*

10.42	Registration Rights Agreement dated November 18, 2003 by and between the Company and Thomas Weisel Partners LLC (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).*

10.43	Form of Warrant to Purchase Shares of Common Stock (aggregating 500,000 shares) (included as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed on September 17, 2002, and incorporated herein by reference).*

10.44	Asset Purchase Agreement by and among the Company and Rochester Big & Tall Clothing, Inc., dated as of August 18, 2004 (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2004, and incorporated herein by reference).*

10.45	Contribution Agreement dated January 30, 2006 by and among the Company, Spirit SPE Canton, LLC and Spirit Finance Acquisitions, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference).*

10.46	Membership Interest Purchase Agreement dated January 30, 2006 by and between the Company and Spirit Finance Acquisitions, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference).*

10.47	Lease Agreement dated February 1, 2006 by and between the Company and Spirit SPE Canton, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference).*

10.48	Buying Agency Agreement effective November 16, 2005 by and between Designs Apparel, Inc. and Li & Fung (included as Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed March 31, 2006, and incorporated herein by reference).*

18.1	Preferability Letter from Ernst & Young LLP, Independent Public Accounting Firm (included as Exhibit 18.1 to the Company’s Quarterly Report on Form 10Q filed on August 18, 2006, and incorporated herein by reference).*

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibits
31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.
April 2, 2007

	By:	/S/ DAVID A. LEVIN
David A. Levin President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated, on April 2, 2007.

Signatures

/S/ DAVID A. LEVIN David A. Levin	President and Chief Executive Officer (Principal Executive Officer)

/S/ DENNIS R. HERNREICH Dennis R. Hernreich	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/S/ SEYMOUR HOLTZMAN Seymour Holtzman	Chairman of the Board of Directors

/S/ ALAN S. BERNIKOW Alan S. Bernikow	Director

/S/ JESSE H. CHOPER Jesse H. Choper	Director

/S/ WARD K. MOONEY Ward K. Mooney	Director

/S/ GEORGE T. PORTER, JR. George T. Porter, Jr.	Director

/S/ ROBERT L. SOCKOLOV Robert L. Sockolov	Director