Form 10-Q
period 2007-05-05
CASUAL MALE RETAIL GROUP INC
filed 2007-05-25
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period

Ended May 5, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of common stock outstanding as of May 22, 2007 was 41,515,047.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	May 5, 2007	February 3, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,653	$5,325
Accounts receivable	3,536	3,833
Inventories	122,690	114,535
Deferred income taxes	7,417	6,897
Prepaid expenses and other current assets	10,473	11,133

Total current assets	150,769	141,723
Property and equipment, net of accumulated depreciation and amortization	59,860	59,063
Other assets:
Goodwill	60,636	60,636
Other intangible assets	35,446	35,534
Deferred income taxes	20,921	21,384
Other assets	2,078	2,096

Total assets	$329,710	$320,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term debt	$—	$688
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	30,892	35,368
Income taxes payable	1,192	614
Accrued expenses and other current liabilities	22,821	28,278
Notes payable	55,600	8,529

Total current liabilities	111,970	74,942

Long-term liabilities:
Deferred gain on sale-leaseback, net of current portion	26,011	26,378
Other long-term liabilities	950	1,070

Total liabilities	138,931	102,390

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding at May 5, 2007 and February 3, 2007	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 51,958,573 and 50,860,322 shares issued at May 5, 2007 and February 3, 2007, respectively	520	509
Additional paid-in capital	268,060	258,334
Accumulated deficit	(125)	(1,249)
Treasury stock at cost, 9,777,771 shares and 6,686,029 shares at May 5, 2007 and February 3, 2007, respectively	(76,913)	(38,570)
Accumulated other comprehensive loss	(763)	(978)

Total stockholders’ equity	190,779	218,046

Total liabilities and stockholders’ equity	$329,710	$320,436

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	May 5, 2007	April 29, 2006
Sales	$111,304	$102,864
Cost of goods sold, including occupancy	60,348	57,860

Gross profit	50,956	45,004
Expenses:
Selling, general and administrative	44,356	39,359
Depreciation and amortization	4,057	3,250

Total expenses	48,413	42,609

Operating income	2,543	2,395
Other income, net	138	1,112
Interest expense, net	(807)	(1,219)

Income before provision for income taxes	1,874	2,288
Provision for income taxes	750	901

Net income	$1,124	$1,387

Net income per share - basic and diluted	$0.03	$0.04
Weighted average number of common shares outstanding
- Basic	42,191	34,887
- Diluted	44,383	37,118

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 5, 2007	April 29, 2006
Cash flows from operating activities:
Net income	$1,124	$1,387
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	4,057	3,250
Gain on sale of subsidiary	—	(1,483)
Amortization of deferred gain from sale-leaseback	(366)	(366)
Issuance of common stock to related party	—	50
Issuance of common stock to Board of Directors	49	40
Stock based compensation expense	426	52
Loss on disposal of fixed assets	—	37
Changes in operating assets and liabilities:
Accounts receivable	159	(247)
Inventories	(8,155)	(11,814)
Prepaid expenses	660	(792)
Other intangibles	—	(1,253)
Other assets	(37)	(691)
Accounts payable	(4,476)	645
Income taxes payable	521	—
Accrued expenses and other current liabilities	(5,363)	(1,550)

Net cash used for operating activities	(11,401)	(12,735)

Cash flows from investing activities:
Additions to property and equipment	(4,711)	(2,543)
Net proceeds from sale-leaseback of corporate headquarters	—	55,938
Net proceeds from sale of subsidiary, LP Innovations, Inc.	138	2,570

Net cash (used for) provided by investing activities	(4,573)	55,965

Cash flows from financing activities:
Net borrowings (repayments) under credit facility	47,071	(37,387)
Principal payments on long-term debt	(688)	(6,312)
Repurchase of common stock	(38,343)	—
Issuance of common stock under option program and warrants	9,262	3,670

Net cash provided by (used for) financing activities	17,302	(40,029)

Net change in cash and cash equivalents	1,328	3,201
Cash and cash equivalents:
Beginning of the period	5,325	5,568

End of the period	$6,653	$8,769

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the three months ended May 5, 2007

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		(Accumulated Deficit)	Accumulated other comprehensive loss	Total
	Shares	Amounts		Shares	Amounts
Balance at February 3, 2007	50,860	$509	$258,334	(6,686)	$(38,570)	$(1,249)	$(978)	$218,046

Repurchase of common stock				(3,092)	(38,343)			(38,343)
Exercises under option program	65	1	515					516
Exercises of warrants	1,029	10	8,736					8,746
Stock-based compensation expense			426					426
Board of Directors compensation	4	—	49					49
Accumulated other comprehensive income—foreign currency							215	215
Net income						1,124		1,124

Total comprehensive income								1,339

Balance at May 5, 2007	51,958	$520	$268,060	(9,778)	$(76,913)	$(125)	$(763)	$190,779

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC,

Notes to Consolidated Financial Statements

1.	Basis of Presentation

In the opinion of management of Casual Male Retail Group, Inc., a Delaware corporation (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company’s audited consolidated financial statements for the fiscal year ended February 3, 2007 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 2, 2007.

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

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2007 is a 52-week period ending on February 2, 2008. Fiscal 2006 was a 53-week period, with the fourth quarter containing 14 weeks.

Segment Information

The Company reports its operations as one reportable segment, Big & Tall Men’s Apparel, which consists of two operating segments—Casual Male and Rochester. The Company considers its operating segments to be similar in terms of economic characteristics, production processes and operations, and have therefore aggregated them into a single reporting segment.

Stock-based Compensation

The Company accounts for stock-based compensation pursuant to the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires that all share-based payments, including grants of employee stock options, be recognized as an expense in the statement of operations based on their fair values and vesting periods. The fair value of stock options is determined using the Black-Scholes valuation model and requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the vesting period, net of estimated forfeitures. The estimation of stock-based awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may differ from the Company’s current estimates. Prior periods have not been restated to incorporate the stock-based compensation charge.

For the first quarter of fiscal 2007 and fiscal 2006, the Company recognized total compensation expense of $426,000 and $52,000, respectively. The total compensation cost related to non-vested awards not yet recognized as of May 5, 2007 is approximately $3.7 million which will be expensed over a weighted average remaining life of 28 months.

Valuation Assumptions for Stock Options

For the first quarter of fiscal 2007 and fiscal 2006, 458,387 and 570,000 stock options were granted, respectively. The weighted-average exercise price of the 458,387 stock options was $12.32 per share. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants for the three months ended May 5, 2007 and April 29, 2006:

	May 5, 2007	April 29, 2006
Expected volatility	40.0%	45.0%
Risk-free interest rate	4.50%-4.53%	4.50%-4.91%
Expected life	3.0 yrs	4.0 yrs.
Dividend rate	—	—

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

During the first quarter of fiscal 2007, warrants to purchase approximately 1.0 million shares of the Company’s common stock were exercised. The total intrinsic value related to the exercise of these warrants was $3.4 million.

2.	Change in Accounting Principle - Inventory

In the second quarter of fiscal 2006, the Company changed its inventory valuation method. Inventory for the first quarter of fiscal 2006 was principally valued at the lower of cost or market on a first in, first out (“FIFO”) basis, under the retail inventory method. Inventory for its catalog and e-commerce businesses were accounted for using the average cost method, which approximated the retail method. Commencing in the second quarter of fiscal 2006, all inventories were valued at the lower of cost or market, using a weighted-average cost method.

At April 29, 2006, the revaluation of inventory using the weighted-average cost method approximated the inventory valuation under the previous FIFO retail method; accordingly, the impact of the change was not material to the financial statements for the three months ended April 29, 2006.

3.	Debt

Credit Agreement with Bank of America Retail Group, Inc.

The Company had outstanding borrowings of $55.6 million under its credit facility with Bank of America Retail Group, LLC (the “Credit Facility”) at May 5, 2007. Outstanding standby letters of credit were $1.2 million and outstanding documentary letters of credit were $2.4 million. Average borrowings outstanding under this facility during the first three months of fiscal 2007 were approximately $43.2 million, resulting in an average unused excess availability of approximately $50.3 million. Unused excess availability at May 5, 2007 was $39.7 million. The Company was in compliance with all debt covenants under the Credit Facility at May 5, 2007.

The fair value of amounts outstanding under the Credit Facility approximates the carrying value at May 5, 2007. At the Company’s option, any portion of the outstanding borrowings can be converted to LIBOR-based contracts; the remainder bears interest based on prime. At May 5, 2007, the prime-based interest rate was 8.25%. The Company had approximately $44.0 million of its outstanding borrowings in LIBOR-based contracts with an interest rate of 6.32%.

5% senior subordinated notes due 2007

In May 2002, the Company issued 5% senior subordinated notes due 2007 through a private placement with the Kellwood Company. The Company has been making quarterly principal payments in the amount of $687,500 since fiscal 2003. During the first quarter of fiscal 2007, the Company repaid these notes in full by making its final quarterly payment.

4.	Equity

Earnings Per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share (in thousands):

	For the three months ended
	May 5, 2007	April 29, 2006
Basic weighted average common shares outstanding	42,191	34,887
Stock options and warrants	2,192	2,231

Diluted weighted average common shares outstanding	44,383	37,118

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period because the exercise price of such options and warrants was greater than the average market price per share of common stock for the respective periods or the impact of FAS 123R primarily related to unearned compensation. For the first quarter of fiscal 2006, convertible notes were also excluded because they were anti-dilutive using the ‘if-converted’ method.

	For the three months ended
(in thousands)	May 5, 2007	April 29, 2006
Options	1,193	881
Warrants	—	—
Convertible notes at $10.65 per share	—	8,897
Range of exercise prices and conversion rates of such options, warrants and convertible notes	$9.27 -$12.35	$9.27 - $10.65

The above options, which were outstanding and out-of-the-money at May 5, 2007, will expire from April 24, 2016 to May 1, 2017.

Stock Repurchase Program

On December 4, 2006, in connection with the Company’s decision to redeem a portion of its 5% senior subordinated notes convertible notes, the Company’s Board of Directors approved a $75.0 million stock repurchase program, replacing the existing $30.0 million stock repurchase program that was currently in place. Under this stock repurchase program, the Company was authorized to repurchase up to $75.0 million of its common stock through open market and privately negotiated transactions pursuant to Rule 10b-18 of the Exchange Act. The stock repurchase program expires on December 31, 2007 but may be terminated earlier at any time without prior notice. During the first quarter of fiscal 2007, the Company repurchased approximately 3.1 million shares for an aggregate price of $38.3 million.

At May 5, 2007, the Company has a total of 9.8 million shares of repurchased stock at an aggregate cost of $76.9 million which is reported by the Company as treasury stock and is reflected as a reduction in stockholders’ equity. As of May 5, 2007, we have $34.6 million available under the current stock repurchase program pursuant to which we may repurchase additional shares through December 31, 2007.

5.	Income Taxes

During the fourth quarter of fiscal 2006, the Company determined that it is more likely than not that it will be able to realize the benefits of substantially all of its deferred tax assets and the majority of the Company’s valuation allowance was reversed at that time. Based on net operating loss carryforwards available to the Company, management expects that cash payments for taxes will continue to be minimal at this time. At May 5, 2007, the Company had total gross deferred tax assets of approximately $29.6 million, with a corresponding valuation allowance of $1.3 million. These tax assets principally relate to federal net operating loss carryforwards that expire from 2018 through 2024. The valuation allowance is for losses associated with the Company’s Canada operations and certain state net operating losses, the benefit of which may not be recognized due to short carryforward periods.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of February 4, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Deferred taxes are accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred taxes are calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred taxes are charged or credited in the income statement, except when related items are credited or charged directly to equity, in which case the deferred taxes are also dealt with in equity.

Pursuant to FIN 48 we will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At February 3, 2007 and May 5, 2007, the Company had no material unrecognized tax benefits based on the provisions of FIN 48.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 1997, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the three months of fiscal 2007.

6.	Sale of LP Innovations, Inc. subsidiary

During the first quarter of fiscal 2006, the Company sold its loss prevention subsidiary, LP Innovations, Inc. (“LPI”), to a private equity group for a purchase price of $5.2 million. The Company received $3.0 million of the purchase price in cash at the closing and entered into a note for the remaining purchase price of $2.2 million. The note requires LPI to make quarterly payments to the Company commencing on the first anniversary of the note. The note bears interest at 6.0% annually. Although the note is unsecured, if the principal and any accrued interest on the note are unpaid at any point during the term of the note, the Company has the right to offset amounts owed under the note against its payable to LPI for services rendered pursuant to its loss prevention contract with LPI. The Company recognized an initial gain on the sale of LPI in the amount of $1.5 million which was recognized as “other income” for the first quarter of fiscal 2006. Due to the uncertainty regarding the collection of the note, the Company has fully reserved the balance of the note on the Consolidated Balance Sheet and will recognize income on the note when realizability is assured. For the first quarter of fiscal 2007, the Company recognized $137,500 as “other income.”

7.	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. SFAS 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 159.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from such forward-looking statements. We encourage readers to refer to Part I, Item 1A of our Annual Report on Form 10-K for the year ended February 3, 2007, filed with the Securities and Exchange Commission on April 2, 2007, which identifies certain risks and uncertainties that may have an impact on our future earnings and the direction of our Company.

All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. These forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances in which the forward-looking statement is based.

BUSINESS SUMMARY

Casual Male Retail Group, Inc. together with our subsidiaries (the “Company”) is the largest specialty retailer of big and tall men’s apparel with retail operations throughout the United States, Canada and London, England. We operate 473 Casual Male XL retail and outlet stores, 12 Casual Male at Sears Canada stores, 25 Rochester Big & Tall stores and a direct to consumer business, which includes several catalogs and e-commerce sites.

Unless the context indicates otherwise, all references to “we,” “ours,” “our,” “us” and “the Company” refer to Casual Male Retail Group, Inc. and its consolidated subsidiaries. We refer to our fiscal years which end on February 2, 2008 and February 3, 2007 as “fiscal 2007” and “fiscal 2006,” respectively.

When discussing sales growth, we refer to the term “comparable sales.” Comparable sales for all periods discussed include our retail stores that have been open for at least one full year together with our e-commerce and catalog sales. Stores that may have been remodeled, expanded or re-located during the period are also included in our determination of comparable sales. We include our direct businesses as part of our calculation of comparable sales because we are a multi-channel retailer, offering our customers convenient alternatives for their shopping. The method of calculating comparative store sales varies across the retail industry and, as a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies.

RESULTS OF OPERATIONS

Summary

During the first quarter of fiscal 2007, we continued to focus on our long-term goal of growing our market share within the big & tall market through the introduction of new brands and product extensions of our existing brands:

•

We launched our first B & T Factory Direct catalog for Spring 2007. This new catalog offering, along with our new e-commerce site www.btdirect.com which we launched in Fall 2006, will allow us an opportunity to cater to our value-oriented customers. We will carry several private label lines which will be very similar in fashion and style to our private label lines in our retail stores but will be made at lower costs and sold at lower price points.

•

In October 2006, we acquired Supersize World, a direct-to-consumer business which we believed was an ideal fit for our existing customers. During the first quarter of fiscal 2007, we launched the newly designed and updated website www.livingXL.com. The website provides our customers a collection of unique, innovative and high quality products for tall and plus-sized men and women to help them achieve a more comfortable lifestyle.

•

During the first quarter of fiscal 2007, we added Jared M. concept stores into three of our existing Rochester Big & Tall stores offering our Rochester customers ready-to-wear merchandise similar to the custom line sold at our Jared M. New York showroom. By the end of the second quarter of fiscal 2007, we expect to have rolled out our made-to-measure product into these Rochester locations, offering our customers a custom made alternative to their traditional offerings.

We continue to show improvements in our overall operating margins, driven by our strong sales performance across all of our retail channels and continuing improvements in gross margins as a result of our direct sourcing as well as our overall merchandising strategies. During the first quarter of fiscal 2007, we invested an additional $1.6 million of selling, general and administrative expenditures into our new businesses and product extensions. During the first quarter of fiscal 2007, these activities produced an operating loss of approximately $1.0 million, as planned. As we have previously indicated, we are expecting that the new businesses and product extensions will operate at break-even levels for fiscal 2007. Our Casual Male and Rochester core businesses produced a 45% increase in operating earnings during the first quarter of fiscal 2007.

Sales

For the first quarter of fiscal 2007, sales, which include our e-commerce and catalog businesses, increased 8.2% to $111.3 million as compared to sales of $102.9 million for the first quarter of fiscal 2006. The sales increase was primarily due to an increase of 6.2%, or $6.3 million, in comparable sales, as defined above. This comparable sales increase of $6.3 million was driven by increases among all channels, with the retail store operations representing approximately 56% of this increase. Our direct-to-consumer business, which contributed approximately $2.8 million to the comparable sales increase this quarter, continues to perform strongly as a result of increased catalog circulation and our continued internet growth. Our new customer prospecting efforts have increased our catalog circulation by 60%, significantly contributing to the 19.0% increase in our direct businesses for the first quarter of fiscal 2007 as compared to fiscal 2006. In addition, for the first quarter of fiscal 2007, our new businesses, which include Jared M., LivingXL and B&T Factory Direct, generated approximately $1.2 million in sales.

Gross Profit Margin

For the first quarter of fiscal 2007, the Company’s gross margin rate, inclusive of occupancy costs, was 45.8% which was an increase of 2.0 percentage points as compared to a gross margin rate of 43.8% for the first quarter of fiscal 2006. This increase was attributable to improved merchandise margins of approximately 1.8 percentage points over the prior period and improved occupancy rates as a percent of sales of 0.2 percentage points. The improvement in merchandise margin was primarily due to increases in initial margins related to our direct sourcing and, to a lesser extent, lower overall markdown percentage. The improvement in occupancy costs as a percent to sales was principally due to the leveraging of the sales for the first quarter of fiscal 2007.

We anticipate that our merchandise margins will continue to improve throughout the remainder of fiscal 2007 by approximately 1.0 percentage point over the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses as a percentage of sales for the first quarter of fiscal 2007 were 39.9% of sales as compared to 38.3% for the first quarter of fiscal 2006. The increase in SG&A of $5.0 million is partially due to approximately $1.6 million related to our new businesses and product extensions. The balance of the SG&A increase of $3.4 million, or 8.6% increase, is due to increases in sales volume-related costs, such as supporting payroll , transaction and marketing expenses to support our growth.

We anticipate that our SG&A expense increase for fiscal 2007 will consist of a 1% increase on our fiscal 2006 base SG&A levels, plus an additional 10% for increased sales volume and a flat $9.0-$10.0 million directly related to operational and supporting infrastructure costs for our new businesses.

Interest Expense, Net

Net interest expense was $0.8 million for the first quarter of fiscal 2007 as compared to $1.2 million for the first quarter of fiscal 2006. This decrease in interest expense is principally due to the conversion of our convertible notes during the fourth quarter of fiscal 2006. This decrease was partially offset by increased interest costs from our Credit Facility as a result of increased borrowings to fund our Stock Repurchase Program. See our Liquidity discussion below.

Other Income, Net

During the first quarter of fiscal 2006, we sold our subsidiary LP Innovations, Inc. at which time we recognized an initial gain of $1.5 million. This gain of $1.5 million was partially offset in the prior year by certain non-operating expenses of $0.4 million. As part of the sale, we received a note receivable for a portion of the sale price which we fully reserved against at that time. We are recognizing income as the note is repaid or as realizability is assured. See Note 7 to the Consolidated Financial Statements for a complete description of the sale. For the first quarter of fiscal 2007, $137,500 of the contingent gain was recognized as other income.

Income Taxes

During the fourth quarter of fiscal 2006, we determined that it is more likely than not that we will be able to realize the benefits of the majority of our deferred tax assets and, accordingly, the majority of our valuation allowance was reversed at that time. Based on net operating loss carryforwards available to us, we expect that cash payments for taxes will continue to be minimal at this time. At May 5, 2007, our total gross deferred tax assets were approximately $29.6 million, with a corresponding valuation allowance of $1.3 million. These tax assets principally relate to federal net operating loss carryforwards that expire from 2018 through 2024. The valuation allowance of $1.3 million is for losses associated with our Canadian operations and certain state net operating losses, the benefit of which may not be recognized due to short carryforward periods.

Net Income

For the first quarter of fiscal 2007, net income was $1.1 million, or $0.03 per diluted share, as compared to $1.4 million, or $0.04 per diluted share, for the first quarter of fiscal 2006. Net income for the first quarter of fiscal 2006 included a pre-tax gain of $1.5 million related to the sale of LPI, as discussed above.

Inventory

At May 5, 2007, total inventory equaled $122.7 million compared to $114.5 million at February 3, 2007 and $103.3 million at April 29, 2006. Inventory for the first quarter of fiscal 2007 increased 7% as compared to February 3, 2007; whereas, inventory for the first quarter of fiscal 2006 increased 13% for the comparable period of the prior year. The increase in inventory from February 3, 2007 of $8.2 million is principally due to an increase of approximately $6.4 million of added inventories in our Casual Male XL and Rochester stores to support our increased sales volumes and also to maintain a sufficient in-stock position in our core merchandise. Inventories in our direct businesses increased by approximately $1.8 million to support warehouse associated with our 19.0% increase in sales from our direct businesses.

In the second quarter of fiscal 2006, we changed our inventory valuation method to lower of cost or market, using a weighted-average cost method. Previously, substantially all of our inventory was valued using the lower of cost or market on a first in, first out (“FIFO”) basis, under the retail inventory method. At April 29, 2006, the revaluation of inventory using the weighted-average cost method approximated the inventory valuation under the previous FIFO retail method; therefore, the impact of the change was not material to our financial statements for the three months ended April 29, 2006. See Note 2 to the Consolidated Financial Statements for a full description.

SEASONALITY

Historically and consistent with the retail industry, we have experienced seasonal fluctuations in revenues and income, with increases traditionally occurring during our third and fourth quarters as a result of the “Fall” and “Holiday” seasons.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs are for working capital (essentially inventory requirements) and capital expenditures. Specifically, our capital expenditure program includes projects for new store openings, relocations and remodeling, downsizing or combining existing stores, and improvements and integration of our system’s infrastructure. We expect that cash flow from operations, external borrowings and trade credit will enable us to finance our current working capital and expansion requirements. We have financed our working capital requirements, store expansion program, stock repurchase programs and acquisitions with cash flow from operations, external borrowings, and proceeds from equity and debt offerings. Our objective is to maintain a positive cash flow after capital expenditures such that we can support our growth activities with operational cash flows without incurring any additional debt.

For the first three months of fiscal 2007, cash used by operating activities was $11.4 million as compared to $12.7 million for the corresponding period of the prior year. The improvement in cash flow from operating activities was primarily the result of increased operating income.

In addition to cash flow from operations, our other primary source of working capital is our credit facility with Bank of America Retail Group, Inc., which was most recently amended on December 28, 2006 by the execution of our Fifth Amended and Restated Credit Facility (the “Credit Facility”). The Credit Facility provides for a total commitment of $110 million comprised of (i) a $100 million revolving credit facility which includes a sublimit of $20 million for commercial and standby letter of credits and a sublimit of up to $15 million for SwingLine Loans and (ii) a $10 million “Last Out” revolving credit facility, which will be subordinate to the $100 million revolving credit facility. If at any time our Excess Availability Ratio, as defined in the Credit Facility, is less than 50%, our borrowings must first be made from the “Last Out” revolving credit facility before borrowing from the $100 million revolving credit facility. The maturity date of the Credit Facility is October 29, 2008. Borrowings under the Credit Facility bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”) and vary depending on our levels of excess availability.

We had outstanding borrowings under the Credit Facility at May 5, 2007 of $55.6 million. Outstanding standby letters of credit were $1.2 million and outstanding documentary letters of credit were $2.4 million. Average borrowings outstanding under this facility during the first three months of fiscal 2007 were approximately $43.2 million, resulting in an average unused excess availability of approximately $50.3 million. Unused excess availability at May 5, 2007 was $39.7 million.

Stock Repurchase Program

On December 4, 2006, in connection with our decision to redeem a portion of our 5% senior subordinated convertible notes, our Board of Directors approved a $75.0 million stock repurchase program. Under this stock repurchase program, we are authorized to repurchase up to $75.0 million of our common stock through open market and privately negotiated transactions pursuant to Rule 10b-18 of the Exchange Act. The stock repurchase program expires on December 31, 2007 but may be terminated earlier at any time without prior notice. During the first quarter of fiscal 2007, we repurchased approximately 3.1 million shares for an aggregate price of $38.3 million. Subsequent to the end of the first quarter, the Company has repurchased an additional 0.7 million shares for an aggregate cost of $7.6 million. Over the past twelve months, the Company has repurchased a total of 5.3 million shares of its common stock at an aggregate cost of $61.1 million. We funded our stock repurchase program with borrowings from our Credit Facility. We believe that this stock repurchase program is a good investment of our available funds and reflects our commitment to our shareholders and our confidence in our earnings growth and accelerating cash flow.

At May 5, 2007, we have a total of 9.8 million shares of repurchased stock at an aggregate cost of $76.9 million which is reported as treasury stock and is reflected as a reduction in stockholders’ equity on our Consolidated Balance Sheet. As of May 5, 2007, we have $34.6 million available under our stock repurchase program pursuant to which we may repurchase additional shares through December 31, 2007.

Capital Expenditures

The following table sets forth the stores opened and related square footage at May 5, 2007 and April 29, 2006, respectively:

	At May 5, 2007		At April 29, 2006
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
Casual Male XL	473	1,635	487	1,670
Rochester Big & Tall	25	201	23	178
Sears Canada	12	14	13	15

Total Stores	510	1,850	523	1,863

Total cash outlays for capital expenditures for the first three months of fiscal 2007 were $4.7 million as compared to $2.5 million for the first three months of fiscal 2006. Below is a summary of store openings and closings since February 3, 2007:

	Casual Male	Rochester Big &Tall	Sears Canada	Total stores
At February 3, 2007	472	24	12	508
New outlet stores	3	1	—	4
New retail stores		—	—	—
Closed stores	(2)	—	—	(2)

At May 5, 2007	473	25	12	510

We expect our total capital expenditures for fiscal 2007 will be approximately $19.0 million, of which $7.8 million relates to capital for new stores, relocations and remodels and includes funds to relocate approximately 10 of our existing Casual Male XL retail stores at an estimated $100,000 to $120,000 for each location. We expect to incur approximately $9.0 million for system enhancements and a new sortation system for our distribution center.

For the remainder of fiscal 2007, we intend to open five new Casual Male XL stores and two Rochester Big & Tall retail stores. We also expect to close 14 existing Casual Male XL retail and outlet stores as their respective leases expire and we plan to relocate seven others. During the second and third quarters of fiscal 2007, we expect to renovate approximately 60 of our Causal Male XL stores.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended February 3, 2007 filed with the SEC on April 2, 2007.

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires October 29, 2008, bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”). At May 5, 2007, the interest rate on our prime based borrowings was 8.25%. Approximately $44.0 million of our outstanding borrowings were in LIBOR contracts with an interest rate 6.32%. Based upon a sensitivity analysis as of May 5, 2007, assuming average outstanding borrowing during the first quarter of fiscal 2007 of $43.2 million, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $231,000.

Foreign Currency

Our Sears Canada store locations conduct business in Canadian dollars and our Rochester Big & Tall Clothing store located in London, England conducts business in British pounds. If the value of the Canadian dollar or the British pound against the U.S. dollar weakens, the revenues and earnings of these stores will be reduced when they are translated to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of May 5, 2007, sales from our Sears Canada stores and our London Rochester Big & Tall store were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse affect on our financial position or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 5, 2007. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 5, 2007, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended May 5, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to various legal proceedings and claims that may arise in the ordinary course of business. We believe that the resolution of these matters will not have an adverse impact on our results of operations or our financial position.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended February 3, 2007 filed with the SEC on April 2, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Issuer Purchases of Equity Securities

The following is a summary of our share repurchase activity for the three months ended May 5, 2007:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (2)
February 4, 2007 – March 3, 2007	2,064,097	$12.58	2,064,097	$46,960,686
March 4, 2007 – April 7, 2007	566,833	$12.42	566,833	$39,916,169
April 8, 2007 – May 5, 2007	460,812	$11.55	460,812	$34,591,329
Total	3,091,742	$12.40	3,091,742	$34,591,329

(1)	Share repurchases under the program were made pursuant to open-market purchases.

(2)	On December 18, 2006, we publicly announced a $75 million stock repurchase program. The program will expire on December 31, 2007 but may be terminated earlier at any time without prior notice.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6. Exhibits.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.

Date: May 25, 2007	By: /S/ SHERI A. KNIGHT
Sheri A. Knight
Senior Vice President of Finance and Corporate Controller