Form 10-Q
period 2007-08-04
CASUAL MALE RETAIL GROUP INC
filed 2007-08-24
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 4, 2007	Commission File Number 0-15898

CASUAL MALE RETAIL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of August 17, 2007 was 41,651,080.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	August 4, 2007	February 3, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,902	$5,325
Accounts receivable	3,625	3,833
Inventories	119,740	114,535
Deferred and prepaid income taxes	7,985	6,897
Prepaid expenses and other current assets	13,249	11,133

Total current assets	150,501	141,723

Property and equipment, net of accumulated depreciation and amortization	61,582	59,063

Other assets:
Goodwill	60,656	60,636
Other intangible assets	35,358	35,534
Deferred income taxes	19,035	21,384
Other assets	2,062	2,096

Total assets	$329,194	$320,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term debt	$4,344	$688
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	27,983	35,368
Income taxes payable	—	614
Accrued expenses and other current liabilities	24,588	28,278
Notes payable	44,621	8,529

Total current liabilities	103,001	74,942

Long-term liabilities:
Deferred gain on sale-leaseback, net of current portion	25,645	26,378
Long-term debt, net of current portion	13,032	—
Other long-term liabilities	874	1,070

Total liabilities	142,552	102,390

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding at August 4, 2007 and February 3, 2007	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 52,150,988 and 50,860,322 shares issued at August 4, 2007 and February 3, 2007, respectively	522	509
Additional paid-in capital	269,353	258,334
Retained earnings (accumulated deficit)	2,350	(1,249)
Treasury stock at cost, 10,499,742 shares and 6,686,029 shares at August 4, 2007 and February 3, 2007, respectively	(85,045)	(38,570)
Accumulated other comprehensive loss	(538)	(978)

Total stockholders’ equity	186,642	218,046

Total liabilities and stockholders’ equity	$329,194	$320,436

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Sales	$114,209	$111,802	$225,513	$214,666
Cost of goods sold, including occupancy	61,012	61,179	121,359	119,039

Gross profit	53,197	50,623	104,154	95,627

Expenses:
Selling, general and administrative	43,911	40,234	88,266	79,593
Depreciation and amortization	4,233	3,440	8,290	6,690

Total expenses	48,144	43,674	96,556	86,283

Operating income	5,053	6,949	7,598	9,344

Other income, net	138	—	275	1,112
Interest expense, net	(1,070)	(1,351)	(1,876)	(2,570)

Income before provision for income taxes	4,121	5,598	5,997	7,886
Provision for income taxes	1,648	2,197	2,398	3,098

Net income	$2,473	$3,401	$3,599	$4,788

Net income – basic	$0.06	$0.10	$0.09	$0.14

Net income – diluted	$0.06	$0.09	$0.08	$0.13

Weighted average number of common shares outstanding
- basic	41,606	34,719	41,899	34,801
- diluted	43,338	45,999	43,878	37,128

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 4, 2007	July 29, 2006
Cash flows from operating activities:
Net income	$3,599	$4,788
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	8,290	6,690
Gain on sale of subsidiary	—	(1,483)
Amortization of deferred gain from sale-leaseback	(733)	(733)
Issuance of common stock to related party	—	101
Issuance of common stock to Board of Directors	95	54
Stock based compensation expense	851	248
Loss on disposal of fixed assets	17	154

Changes in operating assets and liabilities:
Accounts receivable	71	2
Inventories	(5,205)	(8,883)
Prepaid expenses	(2,116)	(1,302)
Other assets	(94)	1,452
Accounts payable	(7,385)	3,685
Income taxes payable	648	—
Accrued expenses and other current liabilities	(2,115)	(2,338)

Net cash (used for) provided by operating activities	(4,077)	2,435

Cash flows from investing activities:
Additions to property and equipment	(10,542)	(7,832)
Net proceeds from sale-leaseback of corporate headquarters	—	55,937
Acquisition of Jared M., net of cash acquired	—	(2,580)
Payment of earn-out provision for Rochester acquisition	(1,333)	(1,333)
Net proceeds from sale of subsidiary, LP Innovations, Inc.	138	2,570

Net cash (used for) provided by investing activities	(11,737)	46,762

Cash flows from financing activities:
Net borrowings (repayments) under credit facility	36,092	(32,105)
Proceeds from issuance of secured note	17,376
Principal payments on long-term debt	(688)	(7,000)
Repurchase of common stock	(46,475)	(13,142)
Issuance of common stock under option program and warrants	10,086	5,212

Net cash provided by (used for) financing activities	16,391	(47,035)

Net change in cash and cash equivalents	577	2,162
Cash and cash equivalents:
Beginning of the period	5,325	5,568

End of the period	$5,902	$7,730

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the six months ended August 4, 2007

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated other comprehensive loss	Total
	Shares	Amounts		Shares	Amounts
Balance at February 3, 2007	50,860	$509	$258,334	(6,686)	$(38,570)	$(1,249)	$(978)	$218,046

Repurchase of common stock				(3,814)	(46,475)			(46,475)
Exercises under option program	251	3	1,335					1,338
Exercises of warrants	1,029	10	8,738					8,748
Stock-based compensation expense			851					851
Board of Directors compensation	11	—	95					95
Accumulated other comprehensive income-foreign currency							440	440
Net income						3,599		3,599

Total comprehensive income								4,039

Balance at August 4, 2007	52,151	$522	$269,353	(10,500)	$(85,045)	$2,350	$(538)	$186,642

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

For the first six months of fiscal 2007 and fiscal 2006, the Company recognized total compensation expense of $851,000 and $248,000, respectively. The total compensation cost related to non-vested awards not yet recognized as of August 4, 2007 is approximately $3.8 million which will be expensed over a weighted average remaining life of 25 months.

Valuation Assumptions for Stock Options

For the first six months of fiscal 2007 and fiscal 2006, 631,004 and 670,000 stock options were granted, respectively. The weighted-average exercise price of the 631,004 stock options was $11.86 per share. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants for the six months ended August 4, 2007 and July 29, 2006:

	August 4, 2007	July 29, 2006
Expected volatility	40.0%	45.0%
Risk-free interest rate	4.50-4.57%	4.48%-5.02%
Expected life	2.0-3.0 yrs	4.0-4.5 yrs.
Dividend rate	—	—

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

During the first quarter of fiscal 2007, warrants to purchase approximately 1.0 million shares of the Company’s common stock were exercised. The total intrinsic value of these warrants at the time of exercise was $3.4 million.

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

At July 29, 2006, the revaluation of inventory using the weighted-average cost method approximated the inventory valuation under the previous FIFO retail method; accordingly, the impact of the change was not material to the financial statements for the three and six month periods ended July 29, 2006.

3. Debt Credit

Agreement with Bank of America Retail Group, Inc.

The Company had outstanding borrowings of $44.6 million under its credit facility, as most recently amended July 20, 2007, with Bank of America Retail Group, LLC, (the “Credit Facility”) at August 4, 2007. Outstanding standby letters of credit were $2.7 million and outstanding documentary letters of credit were $2.9 million. Average monthly borrowings outstanding under this facility during the first six months of fiscal 2007 were approximately $44.5 million, resulting in an average unused excess availability of approximately $42.5 million. Unused excess availability at August 4, 2007 was $46.7 million. The Company was in compliance with all debt covenants under the Credit Facility at August 4, 2007.

The fair value of amounts outstanding under the Credit Facility approximates the carrying value at August 4, 2007. At the Company’s option, any portion of the outstanding borrowings can be converted to LIBOR-based contracts; the remainder bears interest based on prime. At August 4, 2007, the prime-based interest rate was 8.25%. The Company had approximately $28.0 million of its outstanding borrowings in LIBOR-based contracts with an interest rate of approximately 6.58%.

Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC

On July 20, 2007, the Company entered into a Master Loan and Security Agreement (the “Master Agreement”) with Banc of America Leasing & Capital, LLC (“BALC”) for equipment financing. In conjunction with the Master Agreement, the Company entered into an Equipment Security Note (the “Secured Note”), whereby the Company borrowed an aggregate of $17.4 million from BALC. The Secured Note is secured by a security interest in all of the Company’s rights, title and interest in and to certain equipment. The Secured Note is due July 20, 2011 and accrues interest at a per annum rate of 1.75% plus the rate of interest equal to the 30-day published LIBOR rate. Principal and interest, in arrears, are payable monthly, commencing on August 20, 2007. The Company is subject to a prepayment penalty equal to 1% of the prepaid principal until July 20, 2008, 0.5% of the prepaid principal from July 21, 2008 through July 20, 2009 and no prepayment penalty thereafter. The Master Agreement includes certain debt covenants similar to, and no more restrictive than, those under the Company’s Credit Facility with Bank of America, N.A. The Company was in compliance with all debt covenants under the Master Agreement at August 4, 2007.

5% senior subordinated notes due 2007

In May 2002, the Company issued 5% senior subordinated notes due 2007 through a private placement with the Kellwood Company. The Company has been making quarterly principal payments in the amount of $687,500 since fiscal 2003. During the first quarter of fiscal 2007, the Company repaid these notes in full by making its final quarterly payment.

4. Equity

Earnings Per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the six months ended
(in thousands)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net Income
Net income – basic	$2,473	$3,401	$3,599	$4,788
Add back of interest costs, tax effected, assuming conversion of convertible notes (1)	—	717	—	—

Net income – diluted	$2,473	$4,118	$3,599	$4,788

Common Stock Outstanding
Basic weighted average common shares outstanding	41,606	34,719	41,899	34,801
Add:
Stock options and warrants	1,732	2,383	1,979	2,327
Shares issued upon conversion of convertible notes at $10.65 per share (1)	—	8,897	—	—

Diluted weighted average common shares outstanding	43,338	45,999	43,878	37,128

(1)	There were no outstanding convertible notes for the three and six months periods ended August 4, 2007. Shares issuable upon the conversion of the convertible notes of 8.9 million for the six months ended July 29, 2006 were excluded from the calculation of diluted earnings per share because they were anti-dilutive to earnings using the “if-converted” method.

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period because the exercise price of such options and warrants was greater than the average market price per share of common stock for the respective periods. As described in footnote 1 to the table above, for the first six months of fiscal 2006 convertible notes were also excluded because they were anti-dilutive using the ‘if-converted’ method.

	For the three months ended		For the six months ended
(in thousands, except exercise prices)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Options	621	351	491	351
Warrants	—	—	—	—
Convertible notes at $10.65 per share	—	—	—	8,897
Range of exercise prices of such options, warrants and convertible notes	$11.15-$12.35	$10.15-$10.30	$11.81-$12.35	$10.15-$10.65

The above options, which were outstanding and out-of-the-money at August 4, 2007, expire from July 31, 2016 to July 16, 2017.

Stock Repurchase Program

On December 4, 2006, in connection with the Company’s decision to redeem a portion of its 5% senior subordinated convertible notes, the Company’s Board of Directors approved a $75.0 million stock repurchase program, replacing the existing $30.0 million stock repurchase program that was currently in place. Under this stock repurchase program, the Company is authorized to repurchase up to $75.0 million of its common stock through open market and privately negotiated transactions pursuant to Rule 10b-18 of the Exchange Act. The stock repurchase program expires on December 31, 2007 but may be terminated earlier at any time without prior notice. Under this $75.0 million stock repurchase program, the Company has acquired 3.9 million shares at an aggregate cost of $48.0 million, leaving another $27.0 million of repurchases to complete the program. During the first six months of fiscal 2007, the Company repurchased approximately 3.8 million shares for an aggregate price of $45.9 million.

During the second quarter of fiscal 2007, the Company received from an employee 47,617 shares of its common stock with a value of $0.6 million as payment upon stock options exercises.

At August 4, 2007, the Company has a total of 10.5 million shares of repurchased stock at an aggregate cost of $85.0 million which is reported by the Company as treasury stock and is reflected as a reduction in stockholders’ equity.

FAS 158

In September 2006, the FASB issued Statement of Accounting Standards No. 158 (“FAS 158”) Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87,88,106 and 132(R). This statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Public companies are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.

In the Company’s Form 10-K for the fiscal year ended February 3, 2007, a FAS 158 transition adjustment in the amount of $(1,111), net of tax, was recognized as a component of the ending balance of Accumulated Other Comprehensive Income (Loss). This adjustment was misapplied as a component of Comprehensive Income rather than as a component to the ending Accumulated Other Comprehensive Income (Loss). The table below reflects the misapplication of this adjustment at February 3, 2007:

	As Reported	Misapplied	As Revised
Other Comprehensive Loss, Net of Tax	$(978)	$(1,111)	$306
Comprehensive Income	$41,827	$(1,111)	$42,938

The Company will correct the Other Comprehensive Loss and Comprehensive Income presentation in the Form 10-K for the fiscal year ending February 2, 2008. This change in presentation will not affect the Consolidated Balance Sheets or Consolidated Statements of Operations.

5. Income Taxes

During the fourth quarter of fiscal 2006, the Company determined that it was “more likely than not” that it would be able to realize the benefits of substantially all of its deferred tax assets and the majority of the Company’s valuation allowance was reversed at that time. Based on net operating loss carryforwards available to the Company, management expects that cash payments for taxes will continue to be minimal at this time. At August 4, 2007, the Company had total gross deferred tax assets of approximately $28.3 million, with a corresponding valuation allowance of $1.3 million. These tax assets principally relate to federal net operating loss carryforwards that expire from 2018 through 2024. The valuation allowance is for losses associated with the Company’s Canada operations and certain state net operating losses, the benefit of which may not be recognized due to short carryforward periods.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of February 4, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Deferred taxes are accounted for using the balance sheet liability method with respect to temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred taxes are calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred taxes are charged or credited in the income statement, except when related items are credited or charged directly to equity, in which case the deferred taxes are also dealt with in equity.

Pursuant to FIN 48, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At February 3, 2007 and August 4, 2007, the Company had no material unrecognized tax benefits based on the provisions of FIN 48.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 1997, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the second quarter or first six months of fiscal 2007.

6. Sale of LP Innovations, Inc. subsidiary

During the first quarter of fiscal 2006, the Company sold its loss prevention subsidiary, LP Innovations, Inc. (“LPI”), to a private equity group for a purchase price of $5.2 million. The Company received $3.0 million of the purchase price in cash at the closing and entered into a note for the remaining purchase price of $2.2 million. The note requires LPI to make quarterly payments to the Company commencing on the first anniversary of the note. The Company recognized an initial gain on the sale of LPI in the amount of $1.5 million which was recognized as “other income” in the results for the first six months of fiscal 2006. Due to the uncertainty regarding the collection of the note, the Company fully reserved the balance of the note on the Consolidated Balance Sheet and recognizes income on the note when realizability is assured. For the second quarter and first six months of fiscal 2007, the Company recognized $137,500 and $275,000, respectively, as “other income.”

7. Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. SFAS 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 159.

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

BUSINESS SUMMARY

Casual Male Retail Group, Inc. together with our subsidiaries (the “Company”) is the largest specialty retailer of big and tall men’s apparel with retail operations throughout the United States, Canada and London, England. We operate 473 Casual Male XL retail and outlet stores, 5 Casual Male at Sears Canada stores, 25 Rochester Big & Tall stores and a direct to consumer business, which includes several catalogs and e-commerce sites.

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

RESULTS OF OPERATIONS

Summary

During the first six months of fiscal 2007, we continued to focus on our long-term goal of growing our market share within the big & tall market through the introduction of new brands and product extensions of our existing brands:

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

•

In October 2006, we acquired Supersize World, a direct-to-consumer business which we believed was an ideal fit for our existing customers. During the first quarter of fiscal 2007, we launched the newly designed and updated website www.livingXL.com. The website provides our customers a collection of unique, innovative and high quality products for tall and plus-sized men and women to help them achieve a more comfortable lifestyle. During the second quarter of fiscal 2007, we launched the LivingXL catalog, which carries similar products as the website.

•

During the first quarter of fiscal 2007, we added Jared M. concept stores into three of our existing Rochester Big & Tall stores offering our Rochester customers ready-to-wear merchandise similar to the custom line sold at our Jared M. New York showroom. During the second quarter of fiscal 2007, we rolled out our made-to-measure product into these Rochester locations, offering our customers a custom made alternative to their traditional offerings.

•

Subsequent to the end of the second quarter of fiscal 2007, we launched our new website www.shoesxl.com, which will carry a complete line of men’s footwear in extended sizes. This website offers our customers a full range of footwear in hard-to-find sizes. Our plan is to significantly increase our sales penetration in the shoe product category to levels which are more in line with men’s apparel spending for shoes. We will be adding the expanded shoe assortments within our existing Casual Male and Rochester catalogs, including on our websites, www.casualmalexl.com and www.rochesterclothing.com, as well as featuring the entire shoe product assortments on www.shoesxl.com.

Our operating income during the first six months of fiscal 2007 was $7.6 million resulting in net income of $3.6 million, or $0.08 per diluted share. For the second quarter of fiscal 2007, operating income was $5.1 million resulting in net income of $2.5 million, or $0.06 per diluted share. Operating income was less than last year by $1.7 million for the first six months of 2007, and $1.9 million less than last year for the second quarter of fiscal 2007. There were two primary items which impacted operating income during the first half of fiscal 2007; (1) the losses from our new businesses of $1.9 million for the first six months of fiscal 2007 and $0.9 million for the second quarter of fiscal 2007, and (2) and $0.7 million in legal expenses incurred in the second quarter of fiscal 2007 associated with our successful litigation of a lawsuit. After considering these items, operating income for the first six months of fiscal 2007 was 10% above last year’s levels and slightly less for the second quarter of fiscal 2007. On an earnings per diluted share basis, this $2.5 million, together with last year’s $1.4 million gain on the sale of LPI resulted in a difference of approximately $0.05 per diluted share for the first half of 2007 compared to last year.

For the second half of fiscal 2007, based upon the fact that we anticipate that our selling, general and administrative expenses will be flat to last year’s levels, gross margins are expected to improve from last year’s levels by 2.0 percentage points, and we expect that our comparable sales growth from our Casual Male and Rochester core businesses will be between 3.7% and 5.8%. We anticipate our earnings will improve from last year’s levels by between $7.0-$9.0 million and expect earnings for fiscal 2007 of between $0.45-$0.50 per diluted share. With respect to the Company’s expectations with its new businesses, we had previously stated that we were planning the new businesses to attain an operating breakeven level for fiscal 2007; although we expect the new businesses to generate a modest operating profit in the second half of fiscal 2007, we expect that the new businesses will generate an operating loss of approximately $1.3 million for fiscal 2007.

Sales

For the second quarter of fiscal 2007, sales, which include our e-commerce and catalog businesses, increased 2.2% to $114.2 million as compared to $111.8 million for the second quarter of fiscal 2006. The sales increase of $2.4 million was driven by increases among all channels, with our direct-to-consumer business representing approximately $1.6 million of the increase. For the second quarter of fiscal 2007, our new businesses, which include Jared M., LivingXL and B&T Factory Direct, had sales of $2.0 million. Comparable sales increased 3.9% during the second quarter of fiscal 2007, after adjusting for the calendar shift caused by the 53 week period in fiscal 2006, of which the retail channel increased 2.8% and our direct channel increased 11.3%.

Total sales for the first six months of fiscal 2007 increased 5.1% to $225.5 million as compared to $214.7 million for the first six months of fiscal 2006. The sales increase of $10.8 million was driven by increases among all channels, with our retail stores representing 52% of the increase. The remainder of the increase was from our internet businesses which had an increase of 16.8% for the first six months of fiscal 2007 as compared to the prior year. For the first six months of fiscal 2007, our new businesses, which include Jared M., LivingXL and B&T Factory Direct, had sales of $3.2 million. Comparable sales increased 5.0% during the first six months of fiscal 2007, of which the retail channel increased 3.4% and our direct channel increased 15.3%.

During the first six months of fiscal 2007, comparable sales from our core Casual Male and Rochester businesses, excluding the new businesses, generated an increase of approximately 4.1%. For the second half of fiscal 2007, we are anticipating an increase in comparable sales from our core businesses to approximate between 3.7% and 5.8% as compared to the prior year, and together with the expected $19.0 million from new businesses, total sales for fiscal 2007 are expected to approximate between $495.0 and $500.0 million.

Gross Profit Margin

For the second quarter of fiscal 2007, the Company’s gross margin rate, inclusive of occupancy costs, was 46.6% which was an increase of 1.3 percentage points as compared to a gross margin rate of 45.3% for the second quarter of fiscal 2006. This increase was attributable to improved merchandise margins of approximately 1.8 percentage points over the prior period offset by a slight increase in occupancy rates as a percent of sales of 0.5 percentage points. The improvement in merchandise margin was primarily due to continued increases in initial margins related to our direct sourcing and, to a lesser extent, lower overall markdown percentage. The slight increase in occupancy costs as a percent of sales was principally due to the new store leases and lease option renewals.

Gross margin for the first six months of fiscal 2007 was 46.2% which was an increase of 1.6 percentage points as compared to a gross margin rate of 44.6% for the first six months of fiscal 2006. The increase of 1.6 percentage points was attributable to our improved merchandise margins of approximately 1.8 percentage points offset slightly by an increase in occupancy rates as a percent of sales of 0.2 percentage points.

We anticipate that our gross margins for fiscal 2007 will continue to show improvement for the balance of the year, resulting in an overall increase of between 1.5 and 1.8 percentage points for fiscal 2007, or between 47.0% and 47.3%.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses as a percentage of sales for the second quarter of fiscal 2007 were 38.4% of sales as compared to 36.0% for the second quarter of fiscal 2006. For the first six months of fiscal 2007, SG&A expenses were 39.1% of sales as compared to 37.1% for the first six months of fiscal 2006. The increase in SG&A of $3.7 million and $8.7 million for the second quarter and first six months of fiscal 2007, respectively, is partially due to approximately $1.5 million and $3.0 million related to our new businesses and product extensions, respectively. During the second quarter of fiscal 2007, we also incurred approximately $0.7 million in legal expenses related to litigation in which we were the plaintiff. We were awarded damages of $1.5 million plus interest. Collection of this award is subject to a legal process and will be recognized when ultimately realized. The balance of the SG&A increases were as anticipated and relate primarily to sales volume-related costs, such as supporting payroll, transaction and marketing expenses to support our growth.

For the balance of fiscal 2007, we expect our SG&A levels to approximate last year’s levels, inclusive of our new businesses and, therefore, we anticipate that our SG&A expense levels for fiscal 2007 will approximate between $180.0 to $182.0 million, of which approximately $11.5 million relate to our new businesses.

Interest Expense, Net

Net interest expense was $1.1 million for the second quarter of fiscal 2007 as compared to $1.4 million for the second quarter of fiscal 2006. For the first six months of fiscal 2007 net interest expense was $1.9 million as compared to $2.6 million for the first six months of fiscal 2006. This decrease in interest expense is principally due to the conversion of our convertible notes during the fourth quarter of fiscal 2006, which has resulted in lower debt levels. This decrease was partially offset by increased interest costs from our Credit Facility as a result of increased borrowings to fund our stock repurchase program. In July 2007, we also entered into a Master Loan and Security Agreement and related Equipment Security Note for approximately $17.4 million in additional borrowings. See our Liquidity discussion below.

Other Income, Net

During the first quarter of fiscal 2006, we sold our subsidiary LP Innovations, Inc. at which time we recognized an initial gain of $1.5 million. This gain of $1.5 million was partially offset in the prior year by certain non-operating expenses of $0.4 million. As part of the sale, we received a note receivable for a portion of the sale price which we fully reserved against at that time. We are recognizing income as the note is repaid or as realizability is assured. See Note 6 to the Consolidated Financial Statements for a complete description of the sale. For the second quarter and first six months of fiscal 2007, $137,500 and $275,000, respectively, of the gain was recognized as other income.

Income Taxes

Based on net operating loss carryforwards available to us, we expect that cash payments for taxes will continue to be minimal at this time. At August 4, 2007, our total gross deferred tax assets were approximately $28.3 million, with a corresponding valuation allowance of $1.3 million. These tax assets principally relate to federal net operating loss carryforwards that expire from 2018 through 2024. The valuation allowance of $1.3 million is for losses associated with our Canadian operations and certain state net operating losses, the benefit of which may not be recognized due to short carryforward periods.

Net Income

For the second quarter of fiscal 2007, net income was $2.5 million, or $0.06 per diluted share, as compared to $3.4 million, or $0.09 per diluted share, for the second quarter of fiscal 2006. For the first six months of fiscal 2007, net income was $3.6 million, or $0.08 per diluted share, as compared to $4.8 million, or $0.13 per diluted share, for the first six months of fiscal 2006. Net income for the first six months of fiscal 2006 included a pre-tax gain of $1.5 million related to the sale of LPI as compared to $0.3 million for the first six months of fiscal 2007, as discussed above.

Inventory

At August 4, 2007, total inventory equaled $119.7 million compared to $114.5 million at February 3, 2007 and $101.0 million at July 29, 2006. Inventory at the end of the second quarter of fiscal 2007 increased 4.5% as compared to February 3, 2007 and increased 18.5% compared to July 29, 2006.

The increase in inventory from February 3, 2007 of $5.2 million is principally due to added inventories of $3.4 million in our Casual Male XL stores and $2.0 million in our direct businesses to support our increased sales volumes and also to maintain a sufficient in-stock position in our core merchandise and an increase of $1.4 million in inventories related to our new businesses. These increases were partially offset by a decrease in our Rochester business of approximately $1.6 million.

The increase in inventory from July 29, 2006 of $18.7 million is due to added inventories of $7.8 million for our Casual Male XL business, $5.8 million for our Rochester business, $3.7 million for our direct businesses and an increase of $1.4 million related specifically to our new businesses. These increases are supporting our continued sales growth as well as our new businesses and product extensions.

The growth in inventory levels has slowed during the first six months of fiscal 2007 as compared to the same period of fiscal 2006. At the end of the second quarter of fiscal 2007 our inventory level increased $5.2 million while during the same period last year, inventory levels increased $10.0 million. We anticipate that by the end of fiscal 2007, inventory levels will be approximately $15.0-$20.0 million less than the prior year.

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

For the first six months of fiscal 2007, cash used by operating activities was $4.1 million as compared to cash provided by operating activities of $2.4 million for the corresponding period of the prior year. The decrease in cash flow from operating activities was primarily due to the timing of cash flow of our working capital accounts, such as the payment of inventory.

In addition to cash flow from operations, our other primary source of working capital is our credit facility with Bank of America Retail Group, Inc., which was most recently amended on July 20, 2007 (the “Credit Facility”). The Credit Facility provides for a total commitment of $110 million comprised of (i) a $100 million revolving credit facility which includes a sublimit of $20 million for commercial and standby letter of credits and a sublimit of up to $15 million for SwingLine Loans and (ii) a $10 million “Last Out” revolving credit facility, which will be subordinate to the $100 million revolving credit facility. If at any time our Excess Availability Ratio, as defined in the Credit Facility, is less than 50%, our borrowings must first be made from the “Last Out” revolving credit facility before borrowing from the $100 million revolving credit facility. The maturity date of the Credit Facility is October 29, 2008. Borrowings under the Credit Facility bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”) and vary depending on our levels of excess availability.

We had outstanding borrowings under the Credit Facility at August 4, 2007 of $44.6 million. Outstanding standby letters of credit were $2.7 million and outstanding documentary letters of credit were $2.9 million. Average monthly borrowings outstanding under this facility during the first six months of fiscal 2007 were approximately $44.5 million, resulting in an average unused excess availability of approximately $42.5 million. Unused excess availability at August 4, 2007 was $46.7 million.

Master Loan and Security Agreement

On July 20, 2007, we entered into a Master Loan and Security Agreement (the “Master Agreement”) with Banc of America Leasing & Capital, LLC (“BALC”) for equipment financing. In conjunction with the Master Agreement, we entered into an Equipment Security Note (the “Secured Note”), whereby we borrowed an aggregate of $17.4 million from BALC. The Secured Note is secured by a security interest in all of our rights, title and interest in and to certain equipment. The Secured Note is due July 20, 2011 and accrues interest at a per annum rate of 1.75% plus the rate of interest equal to the 30-day published LIBOR rate. Principal and interest, in arrears, are payable monthly, commencing on August 20, 2007. We are subject to a prepayment penalty equal to 1% of the prepaid principal until July 20, 2008, 0.5% of the prepaid principal from July 21, 2008 through July 20, 2009 and no prepayment penalty thereafter.

The proceeds from the Secured Note will be used to fund our working capital needs and our stock repurchase program.

Stock Repurchase Program

On December 4, 2006, in connection with our decision to redeem a portion of our 5% senior subordinated convertible notes, our Board of Directors approved a $75.0 million stock repurchase program. Under this stock repurchase program, we are authorized to repurchase up to $75.0 million of our common stock through open market and privately negotiated transactions pursuant to Rule 10b-18 of the Exchange Act. The stock repurchase program expires on December 31, 2007 but may be terminated earlier at any time without prior notice. During the first six months of fiscal 2007, we repurchased approximately 3.8 million shares for an aggregate price of $45.9 million. Since the first quarter of fiscal 2006, we have repurchased a total of 5.3 million shares of our common stock at an aggregate cost of $61.1 million. We have funded our stock repurchase program with borrowings from our Credit Facility. We believe that this stock repurchase program is a good investment of our available funds and reflects our commitment to our shareholders and our confidence in our earnings growth and accelerating cash flow.

At August 4, 2007, we have a total of 10.5 million shares of repurchased stock at an aggregate cost of $85.0 million which is reported by us as treasury stock and is reflected as a reduction in stockholders’ equity. As of August 4, 2007, we have $27.0 million available under the current stock repurchase program pursuant to which we may repurchase additional shares through December 31, 2007.

Capital Expenditures

The following table sets forth the stores opened and related square footage at August 4, 2007 and July 29, 2006, respectively:

	At August 4, 2007		At July 29, 2006
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
Casual Male XL	473	1,628	484	1,662
Rochester Big & Tall	25	201	24	181
Sears Canada	5	3	12	14

Total Stores	503	1,832	520	1,857

Total cash outlays for capital expenditures for the first six months of fiscal 2007 were $10.5 million as compared to $7.8 million for the first six months of fiscal 2006. Below is a summary of store openings and closings since February 3, 2007:

	Casual Male	Rochester Big & Tall	Sears Canada	Total stores
At February 3, 2007	472	24	12	508
New outlet stores	3	1	—	4
New retail stores	2	—	—	2
Closed stores	(4)	—	(7)	(11)

At August 4, 2007	473	25	5	503

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

During the second quarter of fiscal 2007, we closed seven of our Sears Canada locations and expect to close the remaining five locations by the end of the third quarter of fiscal 2007. We currently plan to continue to participate in our co-branded catalogs with Sears Canada. For the remainder of fiscal 2007, we intend to open three new Casual Male XL stores and two Rochester Big & Tall retail stores. We also expect to close 14 existing Casual Male XL retail stores and one Rochester store as their respective leases expire and we plan to relocate seven other Casual Male XL locations. During the first six months of fiscal 2007, we have renovated 19 of our Casual Male XL stores and expect to renovate an additional 27 during the third quarter of fiscal 2007.

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires October 29, 2008, bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”). At August 4, 2007, the interest rate on our prime based borrowings was 8.25%. Approximately $28.0 million of our outstanding borrowings were in LIBOR contracts with an average interest rate of approximately 6.58%. Based upon a sensitivity analysis as of August 4, 2007, assuming average outstanding borrowing during the first six months of fiscal 2007 of $44.5 million, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $111,250.

Foreign Currency

Our Sears Canada store locations conduct business in Canadian dollars and our Rochester Big & Tall Clothing store located in London, England conducts business in British pounds. If the value of the Canadian dollar or the British pound against the U.S. dollar weakens, the revenues and earnings of these stores will be reduced when they are translated to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of August 4, 2007, sales from our Sears Canada stores and our London Rochester Big & Tall store were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse affect on our financial position or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 4, 2007. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 4, 2007, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended August 4, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Following a jury trial, the United States District Court for the District of Massachusetts entered judgment on July 6, 2007, in favor of us and against a competitor and a former independent contractor/consultant in the amount of $1,480,000. The defendants’ counterclaims were dismissed. The parties have filed post-trial motions that have not yet been scheduled for hearing. We intend to take appropriate steps to enforce and collect this judgment.

We have also filed a separate action in the United States District Court for the District of Massachusetts against the same former independent contractor/consultant and a separate former supplier and current competitor alleging similar misconduct. This second action remains in preliminary discovery stages. However, we intend to prosecute these claims vigorously.

We are also subject to various legal proceedings and claims that arise in the ordinary course of business. We believe that the resolution of these matters will not have an adverse impact on its result of operations or its financial position.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended February 3, 2007 filed with the SEC on April 2, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Issuer Purchases of Equity Securities

The following is a summary of our share repurchase activity for the three months ended August 4, 2007:

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (3)
May 6, 2007 – June 1, 2007	674,354	(1)	$11.22	674,354	$27,021,896
June 2, 2007 – July 6, 2007	—		—	—	—
July 7, 2007 – August 4, 2007	47,617	(2)	$11.81	—	—
Total	721,971		$11.26	674,354	$27,021,896

(1)	Share repurchases under the program were made pursuant to open-market purchases.
(2)	Represents shares delivered to us by employees upon stock option exercises.
(3)	On December 18, 2006, we publicly announced a $75 million stock repurchase program. The program will expire on December 31, 2007 but may be terminated earlier at any time without prior notice.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on July 31, 2007. The matters submitted to a vote of our stockholders were (i) the election of eight directors and (ii) the ratification of Ernst & Young LLP as our independent registered public accounting firm for the current fiscal year.

(i)	Our stockholders elected eight directors to hold office until the 2007 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The results of the voting were as follows:

Directors	Votes FOR	Votes AGAINST
Seymour Holtzman	37,601,054	601,123
David A. Levin	37,607,162	595,015
Alan S. Bernikow	38,034,735	167,442
Jesse Choper	36,565,690	1,636,487
Ward K. Mooney	38,097,615	104,562
George T. Porter, Jr.	38,097,615	104,562
Mitchell S. Presser	38,035,219	166,958
Robert L. Sockolov	36,240,378	1,961,799

(ii)	Our stockholders also ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the current fiscal year. The results of the voting were as follows:

Votes FOR	Votes AGAINST	Votes ABSTAINED
38,194,898	4,099	3,179

Item 5.	Other Information.

On August 22, 2007, we entered into an employment agreement (the “Employment Agreement”) with Walter E. Sprague, a Named Executive Officer in our 2007 Proxy Statement. The Employment Agreement remains in effect until terminated by either party. The Employment Agreement provides that Mr. Sprague will be paid a base salary at an annual rate of $235,000 and will be eligible to participate in our annual appraisal process. Pursuant to the Employment Agreement, Mr. Sprague will also be eligible to participate in our annual incentive plan and our Long Term Incentive Plan.

The Employment Agreement provides that in the event that the executive officer’s employment is terminated by us at any time for any reason other than “justifiable cause” (as defined in the Employment Agreement), disability or death, we are required to pay the executive officer his then current salary for five months after the effectiveness of such termination. In the event the executive’s employment is terminated at any time during the twelve months following a Change in Control (as defined in the Employment Agreement) other than for “justifiable cause”, we shall pay the executive an amount equal to twelve months of base annual salary in effect at the time of the termination. Mr. Sprague has also agreed to maintain the confidentiality of our confidential information and not to compete with the Company while his Employment Agreement is in effect and for a period of two years thereafter.

Item 6.	Exhibits.

10.1	Employment Agreement between the Company and Wayne Diller dated January 30, 2006.

10.2	Employment Agreement between the Company and Ric Della Bernarda dated January 1, 2006.

10.3	Employment Agreement between the Company and Walter E. Sprague dated August 22, 2007.

10.4	Master Loan and Security Agreement dated July 20, 2007 between the Company and Banc of America Leasing & Capital LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 23, 2007, and incorporated herein by reference).

10.5	Equipment Security Note Number 17608-70001 to the Master Loan and Security Agreement dated July 20, 2007 between the Company and Banc of America Leasing & Capital LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 23, 2007, and incorporated herein by reference).

10.6	First Amendment to Fifth Amended and Restated Loan and Security Agreement dated July 11, 2007 by and among the Company and Bank of America, N.A. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 23, 2007, and incorporated herein by reference).

10.7	Second Amendment to Fifth Amended and Restated Loan and Security Agreement dated July 20, 2007 by and among the Company and Bank of America , N.A. (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 23, 2007, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.

Date: August 24, 2007	By:	/s/ SHERI A. KNIGHT
Sheri A. Knight
Senior Vice President of Finance and Corporate Controller