Form 10-Q
period 2007-11-03
CASUAL MALE RETAIL GROUP INC
filed 2007-11-28
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended	Commission File Number
November 3, 2007	0-15898

CASUAL MALE RETAIL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

(781) 828-9300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of November 23, 2007 was 41,333,389.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	November 3, 2007	February 3, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,709	$5,325
Accounts receivable	3,894	3,833
Inventories	139,443	114,535
Deferred and prepaid income taxes	9,014	6,897
Prepaid expenses and other current assets	13,073	11,133

Total current assets	173,133	141,723

Property and equipment, net of accumulated depreciation and amortization	61,418	59,063

Other assets:
Goodwill	60,660	60,636
Other intangible assets	35,271	35,534
Deferred income taxes	20,609	21,384
Other assets	2,344	2,096

Total assets	$353,435	$320,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,344	$688
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	38,445	35,368
Income taxes payable	—	614
Accrued expenses and other current liabilities	22,567	28,278
Notes payable	67,181	8,529

Total current liabilities	134,002	74,942

Long-term liabilities:
Deferred gain on sale-leaseback, net of current portion	25,279	26,378
Long-term debt, net of current portion	11,945	—
Other long-term liabilities	765	1,070

Total liabilities	171,991	102,390

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding at November 3, 2007 and February 3, 2007	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 52,210,828 and 50,860,322 shares issued at November 3, 2007 and February 3, 2007, respectively	522	509
Additional paid-in capital	270,303	258,334
Accumulated deficit	(1,472)	(1,249)
Treasury stock at cost, 10,877,439 shares and 6,686,029 shares at November 3, 2007 and February 3, 2007, respectively	(87,977)	(38,570)
Accumulated other comprehensive gain (loss)	68	(978)

Total stockholders’ equity	181,444	218,046

Total liabilities and stockholders’ equity	$353,435	$320,436

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Sales	$106,593	$106,851	$332,106	$321,517
Cost of goods sold, including occupancy	60,694	59,790	182,053	178,829

Gross profit	45,899	47,061	150,053	142,688

Expenses:
Selling, general and administrative	44,929	42,082	133,195	121,675
Provision for impairment of assets and employment contract termination	1,657	1,200	1,657	1,200
Depreciation and amortization	4,527	3,624	12,817	10,314

Total expenses	51,113	46,906	147,669	133,189

Operating income (loss)	(5,214)	155	2,384	9,499

Other income, net	99	—	374	1,112
Interest expense, net	(1,254)	(1,522)	(3,130)	(4,092)

Income (loss) before income taxes	(6,369)	(1,367)	(372)	6,519
Provision (benefit) for income taxes	(2,548)	(523)	(149)	2,575

Net income (loss)	$(3,821)	$(844)	$(223)	$3,944

Net income (loss) – basic and diluted	$(0.09)	$(0.02)	$(0.01)	$0.11

Weighted average number of common shares outstanding
- basic	41,672	34,393	41,823	34,665
- diluted	41,672	34,393	41,823	37,217

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	November 3, 2007	October 28, 2006
Cash flows from operating activities:
Net income (loss)	$(223)	$3,944
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	12,817	10,314
Provision for impairment of assets	1,657	—
Provision for inventory write-down	900	—
Provision for employment contract termination	—	1,200
Gain on sale of subsidiary	—	(1,483)
Amortization of deferred gain from sale-leaseback	(1,099)	(1,099)
Issuance of common stock to related party	—	151
Issuance of common stock to Board of Directors	128	82
Stock based compensation expense	1,350	513
Loss on disposal of fixed assets	22	228

Changes in operating assets and liabilities:
Accounts receivable	(548)	962
Inventories	(25,808)	(32,001)
Prepaid expenses	(1,966)	(2,837)
Other assets	(400)	1,100
Accounts payable	3,077	13,981
Income taxes payable	(1,956)	—
Accrued expenses and other current liabilities	(3,637)	(1,893)

Net cash used for operating activities	(15,686)	(6,838)

Cash flows from investing activities:
Additions to property and equipment	(16,222)	(15,849)
Net proceeds from sale-leaseback of corporate headquarters	—	55,937
Acquisition of Jared M., net of cash acquired	—	(2,980)
Payment of earn-out provision for Rochester acquisition	(1,333)	(1,333)
Net proceeds from sale of subsidiary, LP Innovations, Inc.	275	2,570

Net cash (used for) provided by investing activities	(17,280)	38,345

Cash flows from financing activities:
Net borrowings (repayments) under credit facility	58,652	(16,089)
Proceeds from issuance of secured note	17,376	—
Principal payments on long-term debt	(1,775)	(7,688)
Repurchase of common stock	(49,407)	(13,142)
Issuance of common stock under option program and warrants	10,504	7,029

Net cash provided by (used for) financing activities	35,350	(29,890)

Net change in cash and cash equivalents	2,384	1,617
Cash and cash equivalents:
Beginning of the period	5,325	5,568

End of the period	$7,709	$7,185

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended November 3, 2007

(In thousands)

							Accumulated
			Additional				other
	Common Stock		Paid-in	Treasury Stock		Accumulated	comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	loss	Total
Balance at February 3, 2007	50,860	$509	$258,334	(6,686)	$(38,570)	$(1,249)	$(978)	$218,046

Repurchase of common stock				(4,191)	(49,407)			(49,407)
Exercises under option program	307	3	1,753					1,756
Exercises of warrants	1,029	10	8,738					8,748
Stock-based compensation expense			1,350					1,350
Board of Directors compensation	14	—	128					128
Accumulated other comprehensive income- foreign currency							1,046	1,046
Net loss						(223)		(223)

Total comprehensive income								823

Balance at November 3, 2007	52,210	$522	$270,303	(10,877)	$(87,977)	$(1,472)	$68	$181,444

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC,

Notes to Consolidated Financial Statements

1. Basis of Presentation

In the opinion of management of Casual Male Retail Group, Inc., a Delaware corporation (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company's audited consolidated financial statements for the fiscal year ended February 3, 2007 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 2, 2007.

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

Goodwill

The Company accounts for goodwill pursuant to SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Pursuant to SFAS 142, at least annually, the Company evaluates goodwill, based on its two separate operating segments, its Casual Male business and its Rochester business, by comparing the current carrying value of goodwill with the fair value of the net assets of the Company. The goodwill assigned to each operating segment represents the initial purchase price allocation to goodwill as a result of their respective acquisitions.

In connection with the Company’s commitment subsequent to the end of the third quarter of fiscal 2007 to exit its Jared M. operations, as discussed in Note 7 below, the Company evaluated its goodwill for its Rochester business, which included the goodwill from the Jared M. acquisition and concluded that there was no impairment to the Rochester goodwill as a result of exiting its Jared M. operations.

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

For the first nine months of fiscal 2007 and fiscal 2006, the Company recognized total compensation expense of $1.4 million and $0.5 million, respectively. The total compensation cost related to non-vested awards not yet recognized as of November 3, 2007 is approximately $3.7 million which will be expensed over a weighted average remaining life of 23.4 months.

Valuation Assumptions for Stock Options

For the first nine months of fiscal 2007 and fiscal 2006, 766,004 and 785,000 stock options were granted, respectively. The weighted-average exercise price of the 766,004 stock options was $11.10 per share. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants for the nine months ended November 3, 2007 and October 28, 2006:

	November 3, 2007	October 28, 2006
Expected volatility	40.0%	45.0%
Risk-free interest rate	4.07-4.85%	4.48%-5.02%
Expected life	2.0-4.5 yrs	3.0-4.5 yrs.
Dividend rate	—	—

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

During the first quarter of fiscal 2007, warrants to purchase approximately 1.0 million shares of the Company’s common stock were exercised. The total intrinsic value of these warrants at the time of exercise was $3.4 million. There were no material exercises of options or warrants during the second and third quarters of fiscal 2007.

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

The revaluation of inventory at July 29, 2006 using the weighted-average cost method approximated the inventory valuation under the previous FIFO retail method; accordingly, the impact of the change was not material to the financial statements.

3. Debt

Credit Agreement with Bank of America Retail Group, Inc.

The Company had outstanding borrowings of $67.2 million under its credit facility, as most recently amended July 20, 2007, with Bank of America Retail Group, LLC, (the “Credit Facility”) at November 3, 2007. Outstanding standby letters of credit were $2.7 million and outstanding documentary letters of credit were $1.4 million. Average monthly borrowings outstanding under this facility during the first nine months of fiscal 2007 were approximately $47.4 million, resulting in an average unused excess availability of approximately $43.9 million. Unused excess availability at November 3, 2007 was $38.6 million. The Company was in compliance with all debt covenants under the Credit Facility at November 3, 2007.

The fair value of amounts outstanding under the Credit Facility approximates the carrying value at November 3, 2007. At the Company’s option, any portion of the outstanding borrowings can be converted to LIBOR-based contracts; the remainder bears interest based on prime. At November 3, 2007, the prime-based interest rate was 7.50%. The Company had approximately $60.0 million of its outstanding borrowings in LIBOR-based contracts with interest rates ranging from 6.04% to 7.88%. The LIBOR-based contracts expire at various dates between November 4, 2007 and November 28, 2007.

Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC

On July 20, 2007, the Company entered into a Master Loan and Security Agreement (the “Master Agreement”) with Banc of America Leasing & Capital, LLC (“BALC”) for equipment financing. In conjunction with the Master Agreement, the Company entered into an Equipment Security Note (the “Secured Note”), whereby the Company borrowed an aggregate of $17.4 million from BALC. The Secured Note is secured by a security interest in all of the Company’s rights, title and interest in and to certain equipment. The Secured Note is due July 20, 2011 and accrues interest at a per annum rate of 1.75% plus the rate of interest equal to the 30-day published LIBOR rate. Principal and interest, in arrears, are payable monthly. The Company is subject to a prepayment penalty equal to 1% of the prepaid principal until July 20, 2008, 0.5% of the prepaid principal from July 21, 2008 through July 20, 2009 and no prepayment penalty thereafter. At November 3, 2007, the outstanding balance under this Secured Note was $16.3 million.

The Master Agreement includes certain debt covenants similar to, and no more restrictive than, those under the Company’s Credit Facility with Bank of America, N.A. The Company was in compliance with all debt covenants under the Master Agreement at November 3, 2007.

5% senior subordinated notes due 2007

In May 2002, the Company issued 5% senior subordinated notes due 2007 through a private placement with the Kellwood Company. The Company made quarterly principal payments in the amount of $687,500 beginning in fiscal 2003. During the first quarter of fiscal 2007, the Company repaid these notes in full by making its final quarterly payment.

4. Equity

Earnings Per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the nine months ended
(in thousands)	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Common Stock Outstanding
Basic weighted average common shares outstanding	41,672	34,393	41,823	34,665
Add:
Stock options and warrants, excluding the effect of anti-dilutive options and warrants totaling 1,447 shares and 2,911 shares for the three months ended November 3, 2007 and October 28, 2006, respectively, and 1,800 shares for the nine months ended November 3, 2007	—	—	—	2,552

Diluted weighted average common shares outstanding	41,672	34,393	41,823	37,217

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period because the exercise price of such options and warrants was greater than the average market price per share of common stock for the respective periods.

	For the three months ended		For the nine months ended
(in thousands, except exercise prices)	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Options	980	—	621	115
Warrants	—	—	—	—
Convertible notes at $10.65 per share	—	8,897	—	8,897
Range of exercise prices of such options, warrants and convertible notes	$10.15 - $12.35	$10.65	$11.15 - $12.35	$10.65 - $11.15

The above options, which were outstanding and out-of-the-money at November 3, 2007, expire from March 29, 2014 to July 31, 2017.

Stock Repurchase Program

On December 4, 2006, in connection with the Company’s decision to redeem a portion of its 5% senior subordinated convertible notes, the Company’s Board of Directors approved a $75.0 million stock repurchase program, replacing the existing $30.0 million stock repurchase program that was currently in place. Under this stock repurchase program, the Company is authorized to repurchase up to $75.0 million of its common stock through open market and privately negotiated transactions pursuant to Rule 10b-18 of the Exchange Act. The stock repurchase program expires on December 31, 2007 but may be terminated earlier at any time without prior notice. Under this $75.0 million stock repurchase program, the Company has acquired 4.3 million shares at an aggregate cost of $50.9 million, leaving another $24.1 million of repurchases to complete the program. During the first nine months of fiscal 2007, the Company repurchased, pursuant to this stock repurchase program, approximately 4.1 million shares for an aggregate price of $48.8 million.

In addition to shares repurchased as part of our stock repurchase program, during the second quarter of fiscal 2007, the Company received from an employee 47,617 shares of its common stock with a value of $0.6 million as payment upon stock options exercises. These shares are included as part of treasury stock.

At November 3, 2007, the Company has a total of 10.9 million shares of repurchased stock at an aggregate cost of $88.0 million which is reported by the Company as treasury stock and is reflected as a reduction in stockholders’ equity.

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

5. Income Taxes

During the fourth quarter of fiscal 2006, the Company determined that it was “more likely than not” that it would be able to realize the benefits of substantially all of its deferred tax assets and the majority of the Company’s valuation allowance was reversed at that time. Based on net operating loss carryforwards available to the Company, management expects that cash payments for taxes will continue to be minimal at this time. At November 3, 2007, the Company had total gross deferred tax assets of approximately $29.5 million, with a corresponding valuation allowance of $1.2 million. These tax assets principally relate to federal net operating loss carryforwards that expire from 2018 through 2024. The valuation allowance is for losses associated with the Company’s Canada operations and certain state net operating losses, the benefit of which may not be recognized due to short carryforward periods.

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

Pursuant to FIN 48, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At February 3, 2007 and November 3, 2007, the Company had no material unrecognized tax benefits based on the provisions of FIN 48.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 1997, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the third quarter or first nine months of fiscal 2007.

6. Sale of LP Innovations, Inc. Subsidiary

During the first quarter of fiscal 2006, the Company sold its loss prevention subsidiary, LP Innovations, Inc. (“LPI”), to a private equity group for a purchase price of $5.2 million. The Company received $3.0 million of the purchase price in cash at the closing and entered into a note for the remaining purchase price of $2.2 million. The note requires LPI to make quarterly payments to the Company commencing on the first anniversary of the note. The Company recognized an initial gain on the sale of LPI in the amount of $1.5 million which was recognized as “other income” in the results for the first nine months of fiscal 2006. Due to the uncertainty regarding the collection of the note, the Company fully reserved the balance of the note on the Consolidated Balance Sheet and recognizes income on the note when realizability is assured. For the third quarter and first nine months of fiscal 2007, the Company recognized $0.1 million and $0.4 million, respectively, as “other income.”

7. Impairment of Assets and Provision for Employment Contract Terminations

Subsequent to the end of the third quarter of fiscal 2007, on November 27, 2007, the Company announced its intentions to exit its Jared M. operations. The Company purchased Jared M. in May 2006 in an effort to expand upon the custom clothing business and develop a direct sales capability within its Rochester business, which would cater to a very discriminating and select customer base. At the same time, the Company planned to expand the Jared M. direct sales force to further penetrate Jared’s existing business which catered to professional athletes and other high-profile clients. However, based on the financial performance of Jared M. since the acquisition, the Company does not believe that Jared M. has the scalability and potential profitability as a long-term strategy. As a result, the Company decided to exit its Jared M. operations.

As a result of this decision, during the third quarter of fiscal 2007, the Company recorded a total non-cash charge of $2.6 million relating to the impairment of fixed assets, the write-down of inventory and the write-off of certain other asset accounts. Of the $2.6 million charge, approximately $0.9 million related to the write-down of inventory and is included as a reduction of gross margin for the third quarter and nine months ended November 3, 2007. The remaining $1.7 million is included in “Provision for impairment of assets and employment contract terminations” for the third quarter and nine months ended November 3, 2007. The Company does not anticipate any further material charges during the fourth quarter of fiscal 2007 related to exiting Jared M.

In the third quarter of fiscal 2006, the Company terminated certain employment agreements with Rochester management as part of the Company’s plan to integrate its remaining San Francisco-based Rochester operations into its headquarters in Canton, MA. In connection with that decision, the Company incurred a charge of $1.2 million in the third quarter of fiscal 2006 to accrue its remaining obligations pursuant to those employees’ employment agreements.

8. Accounting Pronouncements

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

BUSINESS SUMMARY

Casual Male Retail Group, Inc. together with our subsidiaries (the “Company”) is the largest specialty retailer of big & tall men’s apparel with retail operations throughout the United States, Canada and London, England. We operate 471 Casual Male XL retail and outlet stores, 26 Rochester Big & Tall stores and a direct to consumer business, which includes several catalogs and e-commerce sites.

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

RESULTS OF OPERATIONS

Summary of New Businesses

During the first nine months of fiscal 2007, we continued to focus on our long-term goal of growing our market share within the big & tall market through the introduction of new brands and product extensions of our existing brands:

•

We launched our first B & T Factory Direct catalog for Spring 2007. This new catalog offering, along with our new e-commerce site www.btdirect.com which we launched in Fall 2006, allows us an opportunity to cater to our value-oriented customers. We carry several private label lines which are very similar in fashion and style to our private label lines in our retail stores but are made at lower costs and sold at lower price points.

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

•

During the third quarter of fiscal 2007, we launched our new website www.shoesxl.com, which carries a complete line of men’s footwear in extended sizes. This website offers our customers a full range of footwear in hard-to-find sizes. Our plan is to significantly increase our sales penetration in the shoe product category to levels which are more in line with men’s apparel spending for shoes. We have added the expanded shoe assortments within our existing Casual Male and Rochester catalogs, including on our websites, www.casualmalexl.com and www.rochesterclothing.com, as well as featuring the entire shoe product assortments on www.shoesxl.com.

Subsequent Event – Exit of Jared M. Operations

Subsequent to the end of the third quarter of fiscal 2007, on November 27, 2007, we announced our plans to exit our Jared M. operations. We purchased Jared M. in May 2006 in an effort to expand upon the custom clothing business and develop a direct sales capability within our Rochester business, which would cater to a very discriminating and select customer base. At the same time, we planned to expand Jared M.’s current direct sales force to further penetrate Jared’s existing business which catered to professional athletes and other high-profile clients. However, based on the financial performance of Jared M. since the acquisition, we do not believe that Jared M. has the scalability and potential profitability as a long-term strategy. As a result, we decided to exit our Jared M. operations.

As a result of this decision, during the third quarter of fiscal 2007, we recorded a total non-cash charge of $2.6 million relating to the impairment of fixed assets, the write-down of inventory and the write-off of certain other asset accounts. Of the $2.6 million charge, approximately $0.9 million related to the write-down of inventory and is included as a reduction of gross margin for the third quarter and nine months ended November 3, 2007. The remaining $1.7 million is included in “Provision for impairment of assets and employment contract terminations” for the third quarter and nine months ended November 3, 2007. We do not anticipate any further material charges during the fourth quarter of fiscal 2007 related to exiting Jared M.

Financial Summary

Our operating income during the first nine months of fiscal 2007 was $2.4 million, resulting in a net loss of $(0.01) per diluted share. These results include the non-cash charge of $2.6 million which is discussed above relating to the various impairment charges associated with exiting our Jared M. operations compared to a prior year charge of $1.2 million for the termination of employment contracts. The other reductions in our operating income that totaled $5.8 million for the first nine months of 2007, and $4.0 million for the third quarter of fiscal 2007 were attributed to three primary items: (1) the losses from our new businesses of $1.1 million for the first nine months of fiscal 2007 and $0.6 million for the third quarter of fiscal 2007, (2) operating losses from our Jared M. business of $2.1 million for the first nine months of fiscal 2007 and $0.7 million for the third quarter of fiscal 2007, and (3) for the nine months of fiscal 2007, $0.8 million in legal expenses associated with our successful litigation of a lawsuit. Our third quarter results were also negatively impacted by a weakening in the retail market primarily as a result of warm weather and overall economic conditions.

For the fourth quarter of fiscal 2007, we anticipate that our selling, general and administrative expenses will be basically flat to last year’s levels (for the comparable 13 weeks period), gross margins are expected to improve from last year’s levels by 50 to 80 basis points, and we expect that our overall comparable sales growth will be between 4.0% and 7.0%. Based on these expectations, we anticipate our earnings for fiscal 2007 will approximate between $0.24-$0.29 per diluted share, which is based on our recently issued guidance of $0.28 to $0.33 per diluted share and includes the $0.04 per share charge related to discontinuing the Jared M. business.

Sales

For the third quarter of fiscal 2007, sales, which include our e-commerce and catalog businesses, of $106.6 million were slightly down when compared to sales of $106.9 million for the third quarter of fiscal 2006. The sales shortfall of $0.3 million during the third quarter was primarily driven by decreases among both our Casual Male and Rochester stores. Similar to many in the retail industry, the third quarter proved to be a difficult environment with the unseasonably warm weather which slowed sales of our fall and winter merchandise and overall economic factors, both having a negative impact on our foot traffic and customer spending. Although customer traffic was negative in the third quarter, the average sale per customer was positive. Comparable sales decreased 1.1% during the third quarter of fiscal 2007, of which the retail channel decreased 4.8% and our direct channel increased 19.6%. Comparable sales from our core Casual Male and Rochester businesses, excluding the new businesses, had a decrease of approximately 3.4%. For the third quarter of fiscal 2007, our new businesses, which include LivingXL, Shoes XL and B&T Factory Direct, had sales of $3.1 million.

Total sales for the first nine months of fiscal 2007 increased 3.3% to $332.1 million as compared to $321.5 million for the first nine months of fiscal 2006. Comparable sales increased 3.0% during the first nine months of fiscal 2007, of which the retail channel increased 0.7% and our direct channel increased 16.9%. Comparable sales from our core Casual Male and Rochester businesses, excluding the new businesses, generated an increase of approximately 1.6%. For the first nine months of fiscal 2007, our new businesses, which include LivingXL, Shoes XL and B&T Factory Direct, had sales of $5.0 million.

For the fourth quarter of fiscal 2007, we are anticipating an increase in overall comparable sales between 4.0% and 7.0% as compared to the prior year, and together with an estimated $10.0 million from new businesses, total sales for fiscal 2007 are expected to approximate $473.0 to $478.0 million, which includes sales from our discontinued Jared M. business of approximately $3.0 million and expected sales of $470.0 to $475.0 million from our remaining businesses. Through November 25, 2007, fourth quarter comparable sales are up 7.1% as compared to the comparable period in 2006.

Gross Profit Margin

For the third quarter of fiscal 2007, our gross margin rate, inclusive of occupancy costs, was 43.1%, which includes the Jared M. inventory impairment for $0.9 million, or 80 basis points, as compared to a gross margin rate of 44.0% for the third quarter of fiscal 2006. Merchandise margins for the third quarter of fiscal 2007 increased by 30 basis points over the prior year. This increase was offset by a 40 basis point increase in occupancy costs. The increase in merchandise margin is primarily due to improved initial margins related to our direct sourcing. The slight increase in occupancy costs as a percent of sales was principally due to new store leases and lease option renewals.

Gross margin for the first nine months of fiscal 2007 was 45.2%, which includes the 30 basis point impact of the Jared M. inventory impairment, as compared to a gross margin rate of 44.4% for the first nine months of fiscal 2006. The remaining increase in gross margin of 110 basis points was attributable to our improved merchandise margins of approximately 130 percentage points offset slightly by an increase in occupancy rates as a percent of sales of 20 basis points.

We anticipate that our gross margins for fiscal 2007 will continue to show improvement for the balance of the year, resulting in an overall increase of between 30 and 60 basis points, or a gross margin rate of between 45.8% to 46.1% which represents overall improvements of 50 to 80 basis points, offset by the impact of the $0.9 million Jared M. inventory impairment of 20 basis points.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the third quarter of fiscal 2007 were 42.2% of sales as compared to 39.4% for the third quarter of fiscal 2006. For the first nine months of fiscal 2007, SG&A expenses were 40.1% of sales as compared to 37.8% for the first nine months of fiscal 2006. Our SG&A rates as a percentage of sales increased this past quarter due partly to our weak third quarter sales. The increase in SG&A of $2.8 million and $11.5 million for the third quarter and first nine months of fiscal 2007, respectively, is partially due to $2.7 million and $5.7 million related to our new businesses and product extensions, including Jared M., for the third quarter and first nine months of fiscal 2007, respectively. Results for the nine months of fiscal 2007 also include approximately $0.8 million in legal expenses related to litigation in which we were the plaintiff. We were awarded damages of $1.5 million plus interest, which is in the collection process. The balance of the SG&A increase for the nine months of fiscal 2007 was as anticipated and related primarily to sales volume-related costs for the first nine months, such as supporting payroll, transaction costs and marketing expenses.

For the balance of fiscal 2007, we expect our SG&A levels to approximate last year’s levels for the comparable 13 week period. Accordingly, we anticipate that our SG&A expense levels for fiscal 2007 will approximate between $178.0 to $179.0 million, which includes $4.0 million for our Jared M. business and $174.0 to $175.0 million for our remaining businesses, including $7.0 million for new businesses, compared to a total SG&A of $170.9 million last year.

Provision for Impairment of Assets and Employment Contract Termination

In connection with our decision, subsequent to the end of the third quarter of fiscal 2007, to exit our Jared M. operations, we incurred an impairment charge for the third quarter of fiscal 2007 of $1.7 million which included an impairment to fixed assets of $1.4 million and other assets of $0.3 million.

In the third quarter of fiscal 2006, we terminated certain employment agreements with Rochester management as part of our plan to integrate our remaining San Francisco-based Rochester operations into our headquarters in Canton, MA. In connection with that decision, we incurred a charge of $1.2 million in the third quarter of fiscal 2006 to accrue our remaining obligations pursuant to those employees’ employment agreements.

Interest Expense, Net

Net interest expense was $1.3 million for the third quarter of fiscal 2007 as compared to $1.5 million for the third quarter of fiscal 2006. For the first nine months of fiscal 2007 net interest expense was $3.1 million as compared to $4.1 million for the first nine months of fiscal 2006. This decrease in interest expense is principally due to the conversion of our convertible notes during the fourth quarter of fiscal 2006, which has resulted in lower debt levels. This decrease was partially offset by increased interest costs from our Credit Facility as a result of increased borrowings to fund our stock repurchase program and working capital needs. In July 2007, we also entered into a Master Loan and Security Agreement and related Equipment Security Note for approximately $17.4 million in additional borrowings, of which $16.3 million is outstanding at November 3, 2007. See our Liquidity and Capital Resources discussion below.

Other Income, Net

During the first quarter of fiscal 2006, we sold our subsidiary LP Innovations, Inc. at which time we recognized an initial gain of $1.5 million. This gain of $1.5 million was partially offset in the prior year by certain non-operating expenses of $0.4 million. As part of the sale, we received a note receivable for a portion of the sale price which we fully reserved against at that time. We are recognizing income as realizability is assured. See Note 6 to the Consolidated Financial Statements for a complete description of the sale. For the third quarter and first nine months of fiscal 2007, $0.1 million and $0.4 million, respectively, of the gain was recognized as other income.

Income Taxes

Based on net operating loss carryforwards available to us, we expect that cash payments for taxes will continue to be minimal at this time. At November 3, 2007, our total gross deferred tax assets were approximately $29.5 million, with a corresponding valuation allowance of $1.2 million. These tax assets principally relate to federal net operating loss carryforwards that expire from 2018 through 2024. The valuation allowance of $1.2 million is for losses associated with our Canadian operations and certain state net operating losses, the benefit of which may not be recognized due to short carryforward periods.

Net Income (Loss)

For the third quarter of fiscal 2007, we had a net loss of $3.8 million, or $(0.09) per diluted share, as compared to a net loss of $0.8 million, or $(0.02) per diluted share, for the third quarter of fiscal 2006. For the first nine months of fiscal 2007, we had a net loss of $0.2 million, or $(0.01) per diluted share, as compared to net income of $3.9 million, or $0.11 per diluted share, for the first nine months of fiscal 2006.

The results for the third quarter and first nine months of fiscal 2007, included a non-cash charge of $2.6 million, or $(0.04) per diluted share for the impairment of fixed assets, inventory and other assets accounts related to our decision subsequent to quarter end to exit our Jared M. operations.

Results for the third quarter and first nine months of fiscal 2006 included a charge of $1.2 million, or $(0.02) per diluted share, for severance related to the early terminations of certain employment agreements with Rochester management. Net income for the first nine months of fiscal 2006 included a pre-tax gain of $1.5 million related to the sale of LPI as compared to $0.4 million for the first nine months of fiscal 2007, as discussed above.

Inventory

At November 3, 2007, total inventory was $139.4 million compared to $114.5 million at February 3, 2007 and $124.2 million at October 28, 2006. Inventory at the end of the third quarter of fiscal 2007 increased 21.7% as compared to February 3, 2007 and increased 12.3% compared to October 28, 2006.

The increase in inventory from February 3, 2007 of $24.9 million is principally due to added inventories of $17.1 million for our Casual Male XL stores, $1.4 million for our Rochester business and $6.4 million for our direct businesses to support our fourth quarter selling season and also to maintain a sufficient in-stock position in our core merchandise. During the third quarter of fiscal 2007, we recorded a $0.9 million write off of inventory related to our decision in the fourth quarter of fiscal 2007 to close our Jared M. operations.

The increase in inventory from October 28, 2006 of $15.3 million is due to added inventories of $7.1 million for our Casual Male XL business, $3.4 million for our Rochester business, and $4.7 million for our direct businesses. These increases are primarily for supporting our new businesses and product extensions.

The growth in inventory levels has slowed during the first nine months of fiscal 2007 as compared to the same period of fiscal 2006. At the end of the third quarter of fiscal 2007, our inventory level increased $24.9 million, while during the same period last year inventory levels increased $32.6 million. Although we had previously indicated that inventory levels at the end of fiscal 2007 would be approximately $15.0 million less than fiscal 2006, due to a change in our anticipated 2008 spring receipts which we now expect to receive in January 2008, inventory levels for fiscal 2007 are expected to approximate fiscal 2006 inventory levels.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs are for working capital (essentially inventory requirements) and capital expenditures. Specifically, our capital expenditure program includes projects for new store openings, relocations and remodeling, downsizing or combining existing stores, and improvements and integration of our system’s infrastructure. We expect that cash flow from operations, external borrowings and trade credit will enable us to finance our current working capital and expansion requirements. We have financed our working capital requirements, store expansion program, stock repurchase programs and acquisitions with cash flow from operations, external borrowings, and proceeds from equity and debt offerings. Our objective is to maintain a positive cash flow after capital expenditures such that we can support our growth activities with operational cash flows without incurring additional debt.

For the first nine months of fiscal 2007, cash used by operating activities was $15.7 million as compared to cash used by operating activities of $6.8 million for the corresponding period of the prior year. The decrease in cash flow from operating activities was primarily due to the decrease in operating income over the prior year and the timing of cash flow of our working capital accounts, such as the payment of accounts payable.

In addition to cash flow from operations, our other primary source of working capital is our credit facility with Bank of America Retail Group, LLC, which was most recently amended on July 20, 2007 (the “Credit Facility”). The Credit Facility provides for a total commitment of $110 million comprised of (i) a $100 million revolving credit facility which includes a sublimit of $20 million for commercial and standby letter of credits and a sublimit of up to $15 million for SwingLine Loans and (ii) a $10 million “Last Out” revolving credit facility, which will be subordinate to the $100 million revolving credit facility. If at any time our Excess Availability Ratio, as defined in the Credit Facility, is less than 50%, our borrowings must first be made from the “Last Out” revolving credit facility before borrowing from the $100 million revolving credit facility. The maturity date of the Credit Facility is October 29, 2008. Borrowings under the Credit Facility bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”) and vary depending on our levels of excess availability.

We had outstanding borrowings under the Credit Facility at November 3, 2007 of $67.2 million. Outstanding standby letters of credit were $2.7 million and outstanding documentary letters of credit were $1.4 million. Average monthly borrowings outstanding under this facility during the first nine months of fiscal 2007 were approximately $47.4 million, resulting in an average unused excess availability of approximately $43.9 million. Unused excess availability at November 3, 2007 was $38.6 million.

Master Loan and Security Agreement

On July 20, 2007, we entered into a Master Loan and Security Agreement (the “Master Agreement”) with Banc of America Leasing & Capital, LLC (“BALC”) for equipment financing. In conjunction with the Master Agreement, we entered into an Equipment Security Note (the “Secured Note”), whereby we borrowed an aggregate of $17.4 million from BALC. The Secured Note is secured by a security interest in all of our rights, title and interest in and to certain equipment. The Secured Note is due July 20, 2011 and accrues interest at a per annum rate of 1.75% plus the rate of interest equal to the 30-day published LIBOR rate. Principal and interest, in arrears, are payable monthly, commencing on August 20, 2007. We are subject to a prepayment penalty equal to 1% of the prepaid principal until July 20, 2008, 0.5% of the prepaid principal from July 21, 2008 through July 20, 2009 and no prepayment penalty thereafter. At November 3, 2007, the outstanding balance of the Secured Note was $16.3 million.

The proceeds from the Secured Note were used to fund our working capital needs and our stock repurchase program.

Stock Repurchase Program

On December 4, 2006, in connection with our decision to redeem a portion of our 5% senior subordinated convertible notes, our Board of Directors approved a $75.0 million stock repurchase program. Under this stock repurchase program, we are authorized to repurchase up to $75.0 million of our common stock through open market and privately negotiated transactions pursuant to Rule 10b-18 of the Exchange Act. The stock repurchase program expires on December 31, 2007 but may be terminated earlier at any time without prior notice. During the first nine months of fiscal 2007, we repurchased approximately 4.1 million shares for an aggregate price of $48.8 million. Since the first quarter of fiscal 2006, we have repurchased a total of 5.7 million shares of our common stock at an aggregate cost of $64.1 million. We have funded our stock repurchase program with borrowings from our Credit Facility. We believe that this stock repurchase program is a good investment of our available funds and reflects our commitment to our shareholders and our confidence in our earnings growth and accelerating cash flow.

At November 3, 2007, we have a total of 10.9 million shares of repurchased stock at an aggregate cost of $88.0 million which is reported by us as treasury stock and is reflected as a reduction in stockholders’ equity. As of November 3, 2007, we have $24.1 million available under the current stock repurchase program pursuant to which we may repurchase additional shares through December 31, 2007.

Capital Expenditures

The following table sets forth the stores opened and related square footage at November 3, 2007 and October 28, 2006, respectively:

	At November 3, 2007		At October 28, 2006
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
Casual Male XL	471	1,624	484	1,661
Rochester Big & Tall	26	215	25	192
Sears Canada	—	—	12	14

Total Stores	497	1,839	521	1,867

Total cash outlays for capital expenditures for the first nine months of fiscal 2007 were $16.2 million as compared to $15.8 million for the first nine months of fiscal 2006. Below is a summary of store openings and closings since February 3, 2007:

	Casual Male	Rochester Big &Tall	Sears Canada	Total stores
At February 3, 2007	472	24	12	508
New outlet stores	4	1	—	5
New retail stores	2	2	—	4
Closed stores	(7)	(1)	(12)	(20)

At November 3, 2007	471	26	—	497

We expect our total capital expenditures for fiscal 2007 will be approximately $20.0 million, of which $7.8 million relates to capital for new stores, relocations and remodels and includes funds to relocate approximately 10 of our existing Casual Male XL retail stores at an estimated $100,000 to $120,000 for each location. We expect to incur approximately $9.0 million for system enhancements and a new sortation system for our distribution center.

As of the end of the third quarter of fiscal 2007, we have closed all twelve of our Sears Canada locations, but we currently plan to continue to participate in our co-branded catalogs with Sears Canada. For the remainder of fiscal 2007, we intend to open two new Casual Male XL stores. We also expect to close 11 existing Casual Male XL retail stores as their respective leases expire and we plan to relocate three other Casual Male XL locations. During the first nine months of fiscal 2007, we have renovated 57 of our Casual Male XL stores.

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires October 29, 2008, bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”). At November 3, 2007, the interest rate on our prime based borrowings was 7.50%. Approximately $60.0 million of our outstanding borrowings were in LIBOR contracts with interest rates ranging between 6.04% and 7.88%. Based upon a sensitivity analysis as of November 3, 2007, assuming average outstanding borrowing during the first nine months of fiscal 2007 of $47.4 million, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $177,750.

Foreign Currency

Our Sears Canada catalog operations (and our Sears Canada store locations, which have all been closed as of November 3, 2007) conduct business in Canadian dollars and our Rochester Big & Tall Clothing store located in London, England conducts business in British pounds. If the value of the Canadian dollar or the British pound against the U.S. dollar weakens, the revenues and earnings of these operations will be reduced when they are translated to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of November 3, 2007, sales from our Sears Canada operations and our London Rochester Big & Tall store were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse affect on our financial position or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 3, 2007. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 3, 2007, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended November 3, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Following a jury trial, the United States District Court for the District of Massachusetts entered judgment on July 6, 2007, in our favor and against a competitor and a former independent contractor/consultant in the amount of $1,480,000. The defendant competitor has satisfied the judgment against it in the amount of $400,000. The defendant former contractor/consultant has filed a notice of appeal from its $1,080,000 outstanding judgment. We intend to oppose the appeal and to take appropriate steps to enforce and collect the balance of the judgment.

We have also filed a separate action in the United States District Court for the District of Massachusetts against the same former independent contractor/consultant and a separate former supplier and current competitor alleging similar misconduct. This second action remains in preliminary discovery stages. We intend, however, to prosecute these claims vigorously.

We are also subject to various legal proceedings and claims that arise in the ordinary course of business. We believe that the resolution of these matters will not have an adverse impact on our operations or financial position.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended February 3, 2007 filed with the SEC on April 2, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

The following is a summary of our share repurchase activity for the three months ended November 3, 2007:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (2)
August 5, 2007 – September 1, 2007	—	—	—	—
September 2, 2007 – October 6, 2007	—	—	—	—
October 7, 2007 – November 3, 2007	377,697	$7.76	377,697	$24,089,791
Total

(1)	Share repurchases under the program were made pursuant to open-market purchases.
(2)	On December 18, 2006, we publicly announced a $75 million stock repurchase program. The program will expire on December 31, 2007 but may be terminated earlier at any time without prior notice.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On November 27, 2007, we announced our plans to exit our Jared M. operations. We purchased Jared M. in May 2006 in an effort to expand upon the custom clothing business and develop a direct sales capability within our Rochester business, which would cater to a very discriminating and select customer base. At the same time, we planned to expand Jared M.’s current direct sales force to further penetrate Jared’s existing business which catered to professional athletes and other high-profile clients. However, based on the financial performance of Jared M. since the acquisition, we do not believe that Jared M. has the scalability and potential profitability as a long-term strategy. As a result, we decided to exit our Jared M. operations.

As a result of this decision, during the third quarter of fiscal 2007, we recorded a total non-cash charge of $2.6 million relating to the impairment of fixed assets of $1.4 million, the write-down of inventory of $0.9 million and the write-off of certain other asset accounts of $0.3 million. The charge of $0.9 million related to the write-down of inventory is included as a reduction of gross margin for the third quarter and nine months ended November 3, 2007. The remaining $1.7 million is included in “Provision for impairment of assets and employment contract terminations” for the third quarter and nine months ended November 3, 2007. We do not anticipate any further material charges during the fourth quarter of fiscal 2007 related to exiting Jared M.

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

CASUAL MALE RETAIL GROUP, INC.

Date: November 28, 2007	By:	/S/ SHERI A. KNIGHT
Sheri A. Knight
Senior Vice President of Finance and Corporate Controller