Form 10-K
period 2008-02-02
CASUAL MALE RETAIL GROUP INC
filed 2008-03-26
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2008 (Fiscal 2007)	Commission File Number 0-15898

CASUAL MALE RETAIL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

(781) 828-9300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of August 4, 2007, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $245.7 million, based on the last reported sale price on that date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily determinative for other purposes.

The registrant had 41,390,182 shares of Common Stock, $0.01 par value, outstanding as of March 14, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III.

CASUAL MALE RETAIL GROUP, INC.

Index to Annual Report on Form 10-K

Year Ended February 2, 2008

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

Item 1. Business

Casual Male Retail Group, Inc. together with our subsidiaries (the “Company”) is the largest specialty retailer of big & tall men’s apparel with retail operations and direct businesses throughout the United States, Canada and London, England. We operate under the trade names of Casual Male XL, Casual Male XL Outlets, Rochester Big & Tall Clothing, B&T Factory Direct, Shoes XL and Living XL. We operate 397 Casual Male XL retail stores, 65 Casual Male XL outlet stores, 26 Rochester Big & Tall stores and a direct business which includes several catalogs and e-commerce sites to support our brands and product extensions. Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Casual Male Retail Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006 as “fiscal 2007,” “fiscal 2006” and “fiscal 2005,” respectively.

HISTORY

Our Company was incorporated in the State of Delaware in 1976 under the name Designs, Inc. Until fiscal 1995, we operated exclusively Levi Strauss & Co. branded apparel mall and outlet stores. In fiscal 1995, we began seeing limited growth opportunities with Levi Strauss & Co. and started to embark on several private label diversification strategies.

While implementing these strategies, but with limited opportunity to expand our mature Levi’s®/Dockers® business, in May 2002 we acquired the Casual Male business from Casual Male Corp. at a bankruptcy court-ordered auction. At the time of the acquisition, Casual Male was the largest retailer of men’s clothing in the big & tall market in the United States. As a result of the acquisition and the significance of it to the growth and future identity of our Company, on August 8, 2002 we changed our name to “Casual Male Retail Group, Inc.”

BUSINESS STRATEGY

The big & tall industry is highly fragmented with a large volume of target customers who we believe are essentially underserved. Our business goals are to build market share, better utilize our infrastructure and increase our overall operating margins. We plan to grow our business by offering a shopping alternative to the full spectrum of our potential target group. Through acquisitions, new business formats and new product development, we believe we can cater to all income demographics from the value-oriented customer to the high-end luxury-oriented customer. We offer our customers merchandise in all lifestyles from casual to business, young to mature, in all sizes XL and up.

OUR INDUSTRY

The NPD Group, a leading marketing information provider, estimates that the men’s big & tall apparel market, which includes pants with a waist size 42” and greater, as well as tops sized 1X and greater, generates approximately $5.5 billion to $6.0 billion in sales annually. This highly fragmented market represents approximately 13% of the overall men’s apparel business. Growth in this segment has been driven by rapidly changing market demographics. In fiscal 2005, 61% of U.S. adults were overweight or obese, up more than 50% in ten years. Additionally, in 2005, all 50 states classified 15% or more of their total adult population as obese, versus four states in 1991. According to the Center for Disease Control, the rate of obesity for the under-30 age group is growing faster than any other segment of the population. These statistics suggest that there is a significant gap between the market share of the big & tall apparel market and the overall percentage of the population classified as overweight.

The men’s big & tall apparel market is currently served by a variety of retailers, including department stores, mass merchandisers and specialty stores. These stores typically offer a limited assortment of sizes and styles. We estimate that our current market share is approximately 7.7% and believe that we have the potential to reach 12% and beyond. We believe we can achieve this goal by catering to the broader target market, attracting customers from various incomes, age and lifestyle segments and offering the widest selection of sizes and styles. A substantial opportunity for market share growth for us exists among the lower size range of our market: men in the 42”-46” waist size. These sizes are usually at the high end of the size range for most retailers and as a result the selection is usually limited. We plan to direct our marketing efforts to these customers, introducing them to the wide breadth of styles and brands we offer in their sizes, working toward eliminating the old stigma associated with the term “big & tall.”

OUR BUSINESS

We operate as a multi-channel retailer operating two primary retail brands: Casual Male and Rochester. The Casual Male customer is a consumer of primarily moderately priced branded and private label casual sportswear and dresswear. The Rochester customer is a consumer of fine quality, designer and branded menswear, priced at exceptional value and supported with excellent customer service.

Our strategy is to appeal to all of our customers by providing multiple and convenient ways to shop. Our customer is often a destination shopper when it comes to purchasing apparel for himself. For customers that are somewhat uncomfortable in a traditional shopping environment, we offer them the opportunity to shop through our catalogs and e-commerce sites.

Our direct businesses are a natural extension of our store operations and extend the reach of our brands by offering an easy way for our customers to shop. An NPD Group study completed in 2005 found that the big & tall customer often crosses channels to find the clothing they need and want. The study found that approximately 33% of big & tall customers shop online for their clothing, as compared to 21% of regular sized men. Likewise, the big & tall customer’s rate of catalog shopping is nearly double that for men who do not require special sizes.

Casual Male

Our Casual Male business offers an extensive selection of quality sportswear, dress clothing and footwear for the big & tall customer at moderate prices. Our full-price Casual Male merchandise is sold through our 397 Casual Male XL retail stores, Casual Male XL catalogs and e-commerce site www.casualmaleXL.com. For our value-oriented customers, we operate 65 Casual Male XL outlet stores and a direct business, B&T Factory Direct.

Merchandise

The majority of the Casual Male merchandise is basic or fashion-neutral items, such as jeans, casual slacks, tee-shirts, polo shirts, dress shirts and suit separates. The Casual Male customer is primarily interested in comfort and fit, more so than price. As such, Casual Male’s clothing has features specifically designed for our customer, such as waist-relaxer pants, stretch belts, zipper ties, wide band socks, neck-relaxer shirts and clothing with comfort-stretch technology and reinforced stress points.

We carry several private label lines in our Casual Male XL retail stores and direct businesses which perform very strongly and represent more than 70% of our sales:

•

Harbor Bay was our first proprietary brand and it continues to represent a significant portion of our business specifically our core basic merchandise. Harbor Bay is a traditional line of clothing which competes with the Dockers®, Izod® and Cutter & Buck® branded products.

•

626 Blue-Vintage Surplus (“626 Blue”) is targeted toward a younger customer. 626 Blue introduces a younger lifestyle look that caters to a broader market, which is influenced by Abercrombie & Fitch and American Eagle. Our 626 Blue merchandise is comprised of premium washed denim, casual wovens and tee-shirts. This private label line has grown significantly over the past two years providing us the ability to now benefit from the back-to-school selling season.

•	Synrgy line targets the customer looking for a contemporary look. The merchandise is inspired by Perry Ellis Portfolio and Calvin Klein’s sportwear line.

•

Comfort Zone™ apparel line is all about comfort, fit and technology. The merchandise has exclusive features such as our patented Neck-Relaxer shirt, Waist-Relaxer pants, Jacket-Relaxer suit separates and Dry-Action wicking polo that provide comfort and performance combined with uncompromising style so that big & tall men can find casualwear and dresswear that fit their lifestyle.

•

Oak Hill was launched in fiscal 2007 and is a premier line catering to those customers looking for slightly more style and quality than our Harbor Bay but still in a traditional lifestyle. Based on its successful launch, we will be increasing our offering for Spring 2008.

In addition to our many private label lines, we carry several well-known brands of merchandise including: Polo Ralph Lauren, Nautica, Nautica Jeans Co., Perry Ellis Portfolio®, Cubavera®, Rocawear, Levi’s®, Dockers®, Calvin Klein, Reebok® and others.

Our private label brands, together with the traditional well-known brands, enable us to better cater to the various market segments of our overall target market. Our research has shown that we need to appeal to a variety of customers within the big & tall market in our efforts to become the preferred choice among big & tall men.

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

Retail Operations

Casual Male XL retail stores.

At February 2, 2008, we operated 397 Casual Male XL full-price retail stores, located primarily in strip centers, power centers or stand-alone locations. These stores offer a broad selection of basic sportswear, other casual apparel, dress wear, accessories as well as a full complement of our private label collections. The average Casual Male XL store is approximately 3,491 square feet and has approximately $195 in sales per square foot annually.

Casual Male XL outlet stores.

At February 2, 2008, we operated 65 Casual Male XL outlet stores designed to offer a wide range of casual clothing for the big & tall customer at prices that are generally 20-25% lower than those offered at our full-price retail stores. Much of the merchandise in the outlet stores is offered with the purchasing interests of the value-oriented customer in mind. The merchandise assortments and brands carried in the outlet stores is consistent with the merchandise strategies carried in our direct business, B&T Factory Direct, which is discussed below. The average Casual Male XL outlet store is approximately 3,193 square feet and has approximately $187 in sales per square foot annually.

Casual Male XL Direct Businesses

Our Casual Male XL website, www.casualmaleXL.com, and our “Casual Male XL” catalogs offer an assortment of merchandise similar to what is available in the stores, but also offers a broader selection of brands, styles and sizes. During fiscal 2007, we issued 19 editions of our Casual Male XL catalogs and circulated a total of 11.2 million catalogs. We also own the domain name www.bigandtall.com. This site integrates our Casual Male and Rochester websites in an effort to generate additional traffic.

Through our business relationship with Sears U.S. and Sears Canada, we offer selected Casual Male merchandise on www.Sears.com and www.Sears.ca, Sears’ Canadian website. In cooperation with Sears U.S., we produce a co-branded Casual Male XL and Sears catalog. During fiscal 2007, we mailed 14 editions of the catalog with a circulation of 1.3 million. In addition, we also have a co-branded section in the Sears Canada catalog. During fiscal 2007, we appeared in 3 editions with a circulation of 3 - 4 million catalogs depending on the edition. The merchandise assortment in these co-branded catalogs is similar to our Casual Male XL catalog.

B&T Factory Direct

Expanding on our Casual Male brand, during fiscal 2007, we fully launched “B&T Factory Direct,” a direct business catering to our value-oriented customers. Under the B&T Factory Direct name, we operate a B&T Factory Direct catalog business as well as an e-commerce site, www.btdirect.com. This direct business enhances our existing Casual Male XL outlet stores, enabling us to provide a multi-channel shopping experience for the value-oriented customer. The merchandise offered in our “B&T Factory Direct” catalogs and on our website is an expanded selection but similar to the merchandise that can be found in our Casual Male XL outlet stores.

We offer a private label program, specifically for our Casual Male XL outlet stores and our B&T Factory Direct businesses, which is similar to our lifestyle private label lines found in our full-price retail stores but made at lower costs and sold at lower price points for our value-oriented customers. We currently carry Canyon Ridge, which is similar in style to our Harbor Bay product line, and Flex Zone, which is similar to our Comfort Zone™. We also carry 555 Turnpike, which is targeted toward our younger customers similar to 626 Blue, and Fuse, a contemporary line similar in style to our Synrgy product line.

During fiscal 2007, we mailed 7 editions of B&T Factory Direct with a circulation of 1.5 million.

Rochester Business

Our Rochester Big & Tall stores carry a broad selection of quality apparel, at higher price points, from well-known branded manufacturers such as Polo Ralph Lauren, Robert Graham, Joseph Abboud, Antik, Ermenegildo Zegna, Robert Talbott, Tommy Bahama and Callaway Golf. The Rochester customer is able to find a wide range of apparel from casual activewear to dressy suits. These stores cater to our customer, offering a personal shopper-type experience, with experienced staff that has a strong knowledge of the merchandise and services, such as on-site tailoring.

In fiscal 2006 we introduced two private label brands made specifically for our Rochester customers. Rochester 1906™ is targeted as a classic traditional line offering sportswear, loungewear and dress shirts, while Castagne™ is positioned as a more contemporary sportswear line. Both proprietary private brands feature the highest quality fabrications, details and construction. These brands represent approximately 7% of Rochester sales for fiscal 2007. Although both lines have found a market with our customers, we do not expect private label product to be as big of a contributor as it is in our Casual Male business because our Rochester customers demand branded high-end fashion merchandise.

In response to our customers, during fiscal 2008 we will be upgrading much of our merchandise offering to include a solid offering of high-fashion, contemporary, designer merchandise including a great selection of high-end denim. In connection with this shift in merchandising, during the fourth quarter of fiscal 2007, we recorded a charge related to the write-down of our existing merchandise to accommodate these new offerings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Inventory.”

Rochester Big & Tall stores.

At February 2, 2008, we operated 26 Rochester Big & Tall stores, located in major cities throughout the United States and one store in London England. We currently operate 25 Rochester Big & Tall retail stores and one Big & Tall outlet store. The Rochester Big & Tall stores provide the customer with high-end merchandise from well-recognized brands. The average Rochester store is approximately 8,146 square feet and has approximately $304 in sales per square foot annually.

Rochester Big & Tall direct businesses.

Because we currently have only 26 Rochester Big & Tall retail locations, which may not be accessible for many of our Rochester customers, our direct businesses are a significant portion of our overall Rochester business. Our “Rochester Big & Tall” catalog and www.rochesterclothing.com website offer an assortment of clothing that is similar to what can be found in our retail stores, with a broader selection in most cases. During fiscal 2007, we issued 19 editions of the Rochester Big & Tall catalog with a circulation of 4.9 million.

Jared M. Business.

During the fourth quarter of fiscal 2007, we exited our Jared M. operations. We purchased Jared M. in May 2006 in an effort to expand upon the custom clothing business and develop a direct sales capability within our Rochester business, which would cater to a very discriminating and select customer base. However, based on the financial performance of Jared M. since the acquisition, we do not believe that Jared M. has the scalability and potential profitability as a long-term strategy. As a result, we decided to exit our Jared M. operations. Subsequent to the end of fiscal 2007, on February 19, 2008, we sold our Jared M. business to a third party for a cash purchase price of $250,000.

NEW BUSINESS VENTURES

In addition to expanding on our core brands, during fiscal 2007 we also introduced two new complementary direct businesses:

Shoes XL

During the third quarter of fiscal 2007, we launched our new website www.shoesXL.com, which carries a complete line of men’s footwear in extended sizes. This website offers our customers a full range of footwear in hard-to-find sizes. Our plan is to significantly increase our sales penetration in the shoe product category to levels which are more in line with men’s apparel spending for shoes. The assortment on Shoes XL is a reflection of our apparel, with an array that goes from moderate to luxury, from casual to formal. Shoes XL currently has a selection of more than 400 shoes, ranging in sizes from 12M to 17M and widths up to 5E. We carry a number of designer brands including Cole Haan, Allen Edmonds, Timberland, Calvin Klein, Lacoste and Bruno Magli. We have added the expanded shoe assortments within our existing Casual Male and Rochester catalogs, including on our websites, www.casualmaleXL.com and www.rochesterclothing.com, as well as featuring the entire shoe product assortments on www.shoesXL.com.

Living XL

In October 2006, we acquired SuperSizeWorld, a direct-to-consumer business specializing in the selling of select unique, high-quality products which help larger people maintain a more comfortable lifestyle. After a re-design of the website and a change in the acquired domain name, in the first quarter of fiscal 2007, we launched our newly designed website www.livingXL.com and in the second quarter, mailed our first “Living XL” catalog. The types of products sold on our website and in our catalogs benefit both men and women and include sports and outdoor accessories, patio furniture, travel accessories, medical products and other household items. The success of this new direct business was largely due to our ability to utilize our existing customer database. During fiscal 2007, we mailed 6 editions of our Living XL catalog with a circulation of 4.2 million.

EXPANSION

Domestic Expansion

We believe that there is a great deal of opportunity for new store growth in areas of the country that we have not yet penetrated. On the Casual Male XL side, we have identified at least 100 potential store locations for long-term growth, and with only 26 Rochester Big & Tall retail stores currently open, there are significant opportunities there as well. In addition, we have identified several of our older Casual Male XL retail stores that are currently in strip locations with high tenant vacancies. Over the past two years, we have been able to relocate 16 Casual Male XL stores to better locations with higher foot traffic and we immediately saw significant improvements in sales year over year. This program will help us achieve our goal of increasing our overall sales per square foot. For the relocations that have been open for a full year, we have seen, on average, an improvement of over 10% in sales per square foot

During fiscal 2007, we closed our 12 Casual Male stores located within Sears Canada stores, but we still continue to operate our direct business with Sears Canada.

For fiscal 2008, we intend to open 6 new Casual Male XL retail and 2 outlet stores and expect to close 9 existing stores as their respective leases expire. We also plan to open one new Rochester Big & Tall retail store. Because the Rochester Big & Tall retail stores are higher-end, we ideally are looking at urban locations, which means that new store growth may not occur as quickly as Casual Male XL stores because urban locations are generally less plentiful and more difficult to obtain. Our average build-out cost for a new 3,400 square foot Casual Male XL store is approximately $45 per square foot and our average build-out cost for a new 3,150 square foot Casual Male XL outlet store it approximates $35 per square foot. Our Rochester Big & Tall stores usually average 7,600 square feet and build-out costs average approximately $105 per square foot.

International Expansion

During the third quarter of fiscal 2008, we plan to launch online stores for both our Casual Male XL and Rochester Big & Tall brands in six European countries, including the U.K., Germany, France, Italy, Spain and the Netherlands. In fiscal 2007, we entered into a business arrangement with GSI Commerce, Inc. (“GSI”) to design, develop and operate these Web stores for us, allowing us to establish operations across several countries in a manner customized to each country. GSI will also manage the fulfillment and distribution of our merchandise for these Web stores.

STORE OPERATIONS

We believe that our store associates are the key to creating the highest quality visit for our customers. In this regard, during fiscal 2008, we will be refining and building upon our existing programs. Our overall goal is to help our associates become less task driven by rolling out updated sales training programs that educate our store associates on the purchasing behaviors of our customers, and how the real-time information that they have available to them can improve sales per transactions and conversion rates. By educating our store associates and providing them the data that they need to be successful, we can further build upon our brand loyalty with our customers.

Our field organization is overseen by our Senior Vice President of Store Sales and Operations and is comprised of the following:

Casual Male store operations

In order to provide management development and guidance to individual store managers, we employ approximately 37 District Managers. The District Managers are divided among four geographical regions, each region consisting of 8 to 12 District Managers depending on the number of stores and their locality to each other. Each District Manager is responsible for hiring and developing store managers at the stores assigned to that manager’s area and for the overall operations and profitability of those stores. District Managers report to one of our three Regional Directors or our Zone Vice President, each of whom reports directly to our Senior Vice President of Store Sales and Operations. The Regional Directors, Zone Vice President and Senior Vice President of Store Sales and Operations coordinate all sales and operations initiatives and activities.

Each store is staffed with a store manager and assistants and associates. Each store manager also is entitled to receive commissions and bonuses based on achieving certain set operational targets.

Rochester store operations

The Rochester store operations are divided among three geographical regions which are managed by three Regional Managers reporting to the Vice President of Rochester sales. Each Regional Manager is directly responsible for hiring and developing store managers at the 6 to 11 stores assigned to that manager’s area and for the overall operations and profitability of those stores. The Vice President of Rochester reports directly to the Senior Vice President of Store Sales and Operations.

Each Rochester store is staffed with a store manager and up to three assistant managers.

Our field organization is supported by a Vice President of Operations whose staff supports the communication, training and development of our field personnel.

MARKETING AND ADVERTISING

Our marketing department creates and implements a wide variety of national, regional and local advertising, direct marketing and sales promotion programs. These direct mail and e-mail programs are designed to increase sales and customer awareness of all of our business channels, which include Casual Male XL, Rochester Big & Tall, B&T Factory Direct, Living XL and Shoes XL. For the past few years, the major component to our marketing budget has been direct mail campaigns to our customer databases. We maintain the largest customer database of purchasers of big & tall clothing. Approximately 80% of all sales were captured in our customer database in fiscal 2007. Our direct mail and e-mail programs allow continuous communication with our customers both for promotional events as well as relationship programs such as the birthday club and new customer programs. In addition, local store marketing activities occur on a regular basis and include store opening events and in-store promotion programs.

In fiscal 2006 we re-branded our Casual Male Big & Tall business to “Casual Male XL” as part of our strategy to remove the stigma associated with “big & tall” so as to appeal to a broader group of our target market, a younger demographic and the smaller and taller market segment of the big & tall market. The name change and updated overall look was well received by our customers but it still has not attracted the lower-size range of our customer base, men with 42”-46” waists and “XL” size, where there is still significant potential for us. In order to continue to gain market share and grow our customer base, we need to continue to introduce our Casual Male XL brand to new customers. Our primary marketing objective for fiscal 2008 will be to educate our customer base as to who we are and remove the stigma that we only cater to men with 48” waists and greater. In view of that, we plan to spend approximately 10% of our marketing budget for fiscal 2008 on television advertising. We believe that this is the most cost-effective way for us to reach a broad group of men who currently are not shopping Casual Male XL. This increase in television advertising will not materially impact our existing direct mail program with our existing customer base, which continues to represent a significant portion of our marketing plan for fiscal 2008.

We manage a customer loyalty program for our Casual Male XL customers. Under the program, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds. Rewards earned are valid through the stated expiration date, which is approximately five months from the mailing date and can be redeemed for a discount on a future purchase of merchandise from us. Rewards not redeemed during the five-month redemption period are forfeited. We believe that these efforts can lead to new customers as well as a more loyal customer base. Approximately 1.3 million customers participated in this loyalty program during fiscal 2007. Customers who did participate spent an average of 15% more than our non-loyalty customers.

We utilize a customer relationship management (“CRM”) system which allows us to expand our level of communication to our customers, and makes available pertinent customer information at the store level, with the goal of servicing the customer better. With the customer database maintained at the corporate office, our business has daily results on its direct marketing efforts and has the ability to respond to business immediately. Our sales associates now have an array of information available about their customers. Through the CRM real-time database, our sales associates are able to access valuable information on each customer’s buying patterns, preferences and sizes.

Advertising and marketing costs for all channels of our businesses represent approximately 7.3% of our total revenue for fiscal 2007. This includes creating and distributing catalogs, retail direct mail pieces and in-store signage for our Casual Male XL business, Rochester business, as well as our supporting e-commerce businesses, including Living XL and Shoes XL. We anticipate we will continue these marketing strategies for fiscal 2008 with an increase in marketing dollars to support our growing internet and catalog businesses resulting in marketing costs representing just under 8.0% of total revenue.

COMPETITION

Our business faces competition from a variety of sources, including department stores, mass merchandisers, other specialty stores, discount and off-price retailers, as well as other retailers that sell big & tall merchandise. While we have successfully competed on the basis of merchandise selection, favorable pricing, customer service and desirable store locations, there can be no assurances that other retailers will not adopt purchasing and marketing concepts similar to ours. In addition, discount retailers with significant buying power, such as Wal-Mart, J.C. Penny and Target, represent a source of competition for us.

The United States men’s big & tall apparel market is highly competitive with many national and regional department stores, specialty apparel retailers, single market operators and discount stores offering a broad range of apparel products similar to ours. Besides retail competitors, we consider any casual apparel manufacturer operating in outlet malls throughout the United States to be a competitor in the casual apparel market. We believe that we are the only national operator of apparel stores focused on the men’s big & tall market, the next largest specialty retailer being Dahle’s, which operates 18 stores, primarily in markets where we do not operate stores.

The catalog business has several competitors, including the King Size Catalog (which is owned by Redcats USA, a wholly-owned subsidiary of Pinault-Printemps-Redoute, SA of France) and J.C. Penny’s Big & Tall Collection catalog.

GLOBAL SOURCING

Over the past two years, we have been growing a direct sourcing program for our private label merchandise. During fiscal 2007, over 70% of our Casual Male merchandise is from our private label product lines, which includes our 626 Blue, Comfort Zone™, Synrgy, Harbor Bay and Oak Hill product lines for our retail stores, and 555 Turnpike, Fuse, Flex-Zone and Canyon Ridge, for our B&T Factory Direct and outlet stores. With the strong sales results of our private label merchandise, we anticipate that up to 75% of our total private label receipts in fiscal 2008 will be directly sourced internationally. All channels within Casual Male and, on a smaller scale, Rochester have benefited from our direct sourcing initiatives resulting in increased markups of over 2,000 basis points as compared to our brand-name product lines. Also, we intend to begin sourcing select hard line goods for our Living XL direct business during fiscal 2008.

We continue to work with Li & Fung (Trading) Limited, who acts as a non-exclusive buying agent for our Company, to assist us in purchasing merchandise in certain foreign countries. The majority of our merchandise is currently sourced from various vendors and factories within Asia as well as the Dominican Republic and Peru. We use a select group of vendors and factories that we believe are the most reputable and will maintain our high standards of quality. These vendors typically ship our merchandise to us primarily by boat, which in most cases takes approximately 30 days in transit, depending on the country. The ships unload at the Port of New York where the merchandise is sent to Worcester, Massachusetts where they clear customs and then are trucked to our distribution center.

We require each vendor and factory to adhere to our Code of Conduct, which is designed to ensure that the operations of each of our business associates are conducted in a legal, ethical and responsible manner. Our Code of Conduct requires that each of our business associates operates in compliance with the applicable wage, benefit and working hours and other laws of each of the respective countries in which we do business and forbids the use of practices such as child labor or forced labor. We oversee and manage our compliance program internally. We contract with a third-party compliance audit firm to make periodic visits to the factories that produce our merchandise to monitor compliance, including prequalification for new suppliers. Li & Fung also has its own compliance program which supplements our program.

During fiscal 2008, in connection with our launch of our international web stores, our merchandise will be required to meet the various labeling and performance required for all six countries that we initially intend to target.

In an effort to minimize foreign currency risk, all payments to our direct sourced vendors and buying agent are made in U.S. dollars through the use of letters of credit.

DISTRIBUTION

All of our distribution operations, with the exception of Living XL, are centralized in our headquarters and distribution center located in Canton, Massachusetts. For Living XL, we utilize a third-party distribution center for the receipt, processing and shipping of merchandise.

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

Since 2003, we have teamed up with United Parcel Services (“UPS”) which has improved our distribution methods and also has reduced our shipping costs as a result of not having to use third party trucking companies. By utilizing UPS, we are able to track all deliveries from the warehouse to our individual stores, including the status of in-transit shipments. Our current contract with UPS is through December 2010.

We utilize the Manhattan Associates’ PKMS warehousing application for our distribution center systems, which has significantly streamlined our distribution processes, enhanced our in-transit times, and significantly reduced our distribution costs. In addition, we have slightly altered our distribution strategy as it relates to seasonal merchandise to allow for replenishment of styles at the color and size level which has optimized sales opportunities and minimized our end of season clearance markdowns. This seasonal merchandise distribution strategy requires significantly higher volume of individual piece processing, a more costly distribution method in contrast to carton handling. However, in conjunction with the installation of a more efficient PKMS warehousing application, we have also updated our processes in order to optimize the new system capabilities in areas such as receiving, cross-dock handling, put-away, and picking which will include the use of scanning equipment. Accordingly, in spite of the shift in distribution strategy to include the more costly piece replenishment, our distribution costs have decreased and are expected to continue to decrease as a result of the new systems and the adoption of updated process flows.

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

During fiscal 2007, we implemented new sorting systems for both our retail as well as direct businesses. Once fully operational, these sorting systems will improve our labor efficiencies and improve our daily capacity to process and ship merchandise directly benefiting our growing business, particularly our direct-to-consumer businesses.

In-bound calls and order fulfillment for our U.S. catalogs are currently handled at our distribution center. See “Distribution” below.

MANAGEMENT INFORMATION SYSTEMS

Our management information systems consist of a full range of retail merchandising and financial systems which include merchandise planning and reporting, distribution center processing, inventory allocation, sales reporting, and financial processing and reporting. Our business operates primarily on an IBM AS/400 platform, with the e-commerce/catalog business on the HP environment. We believe that our current infrastructure provides us the ability and capacity to process transactions more efficiently and provides our management team with several tools with which to manage our business.

Our suite of merchandising systems consists of the JDA Portfolio Solutions, specifically the MMS Merchandise Management System, Retail Ideas Data Warehouse, and Arthur Merchandise Planning and Advanced Allocation systems. In addition, we also utilize JDA’s E3 Advanced Replenishment system to optimize fill back from vendors and adjustments from seasonal profiles which we believe has improved sales opportunities and control over our inventory of basic merchandise. For our distribution operations, we use Manhattan Associates’ PKMS distribution system.

These systems have enabled us to improve sales, better manage inventory levels and streamline operations by:

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

We upgraded to a state-of-the-art point-of-sale (“POS”) and register system for all of our Casual Male locations in fiscal 2005 and to all of our Rochester stores in fiscal 2006. All of our stores have POS terminals supplied by IBM. The business is supported by a POS business application provided by NSB Group. The POS applications capture daily transaction information by item, color and size. We utilize barcode technology in tracking sales, inventory and pricing information. Communication between our corporate headquarters and all of our stores is facilitated on a daily basis through the use of an electronic mail system. This new system includes a multitude of features including Customer Relationship Management (“CRM”) tools that enable us to track customer buying habits and provide us with the ability to target customers with specific offers and promotions.

Our web sites have all been standardized on a state-of-the-art platform from Art Technology Group. We also implemented the e-SPS Product Life Cycle Management system from NGC to support the growth of our direct sourcing initiatives. To support the marketing area, we implemented the PlanSystem3 environment from Quad-Systems to manage marketing assets, schedule promotions and monitor activities.

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

We utilize a Microsoft 2003 Server / Windows 2000 & XP Desktop environments running on a local area network to communicate and work-share within our headquarters. We utilize Lawson Financial Systems for all of our financial operations. We also utilize the services of Ceridian, an outside payroll-processing provider, to prepare, distribute and report our weekly payroll.

During fiscal 2007, we implemented QuantiSense, a business intelligence and data warehousing application, which provides our management team the ability to integrate data from several sources into reports that are useful and easily obtained. With its customized reporting capabilities, we have visibility down to the lowest level, style, SKU and store.

During fiscal 2007, we completed the installation of a new sortation system for our distribution center which has improved product through put. Presently, our direct businesses and retail businesses maintain separate inventory systems. During fiscal 2008, we will be working to integrate these systems so that our inventory is shared among all channels of our business. We will also be implementing system integration to GSI Commerce to facilitate the launch of Casual Male and Rochester e-commerce web sites for six European countries.

SEASONALITY

Consistent with the retail industry, our business is seasonal, traditionally generating the largest volume of sales during the Father’s Day selling season in June and the Christmas selling season in December. The Casual Male outlet business traditionally generates the largest volume of its sales during the back-to-school selling season in August and the Christmas selling season in December. The majority of our operating income is generated in the fourth quarter as a result of the impact of the Christmas selling season.

TRADEMARKS/TRADEMARK LICENSE AGREEMENTS

We own several servicemarks and trademarks relating to our Casual Male business, including, among others, “Casual Male®”, “Casual Male XL™”, “B&T Factory Direct™”, “Rochester Big & Tall™”, “Harbor Bay®”, “Oak Hill™”, “Comfort Zone by Casual Male™”, “Flex-Zone™”, “Comfort Zone™”, “Synrgy™”, “Rochester 1906™” and “Castagne™”. We also have a U.S. patent for an extendable collar system, which is marketed as “Neck-Relaxer®.”

EMPLOYEES

As of February 2, 2008, we employed approximately 3,079 associates, of whom 1,842 were full-time personnel. We hire additional temporary employees during the peak Fall and Holiday seasons. None of our employees is represented by any collective bargaining agreement.

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

Item 1A. Risk Factors

The following discussion identifies certain important factors that could affect our financial position, our actual results of operations and our actions and could cause our financial position, results of operations and our actions to differ materially from any forward-looking statements made by or on behalf of our Company. Other factors, which are not identified herein, could also have such an effect.

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

A large part of our growth has resulted from our acquisition of the Casual Male business from Casual Male Corp. in May 2002 and our acquisition of Rochester Big & Tall Clothing in October 2004 and the increased sales volume and profitability provided by these acquisitions. We believe that our current level of stores is sufficient to sustain our business and we are not dependent on adding new stores to increase our sales volume and profitability. However, for us to be successful in the future and maintain growth, we must be able to continue increasing our market share within the big & tall industry. Our growth is dependent on us being successful in attracting new target customers into our stores, catalogs and e-commerce sites. We cannot assure you that our strategic plans will be successful in attracting customers and growing our market share.

Our business is highly competitive, and competitive factors may reduce our revenues and profit margins.

The United States men’s big & tall apparel market is highly competitive with many national and regional department stores, mass merchandisers, specialty apparel retailers and discount stores offering a broad range of apparel products similar to the products that we sell. Besides retail competitors, we consider any manufacturer of big & tall merchandise operating in outlet malls throughout the United States to be a competitor. It is also possible that another competitor, either a mass merchant or a men’s specialty store or specialty apparel catalog, could gain market share in men’s big & tall apparel due to more favorable pricing, locations, brand and fashion assortment and size availability. The presence in the marketplace of various fashion trends and the limited availability of shelf space also can affect competition. We may not be able to compete successfully with our competitors in the future and could lose brand recognition and market share. A significant loss of market share would adversely affect our revenues and results of operations.

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

During fiscal 2007 we completed our work to become Payment Card Industry (“PCI”) compliant, which we believe was a necessary and required step toward ensuring that our security systems are protected.

We are dependent on third parties for the manufacture of the merchandise we sell.

We do not own or operate any manufacturing facilities and are therefore entirely dependent on third parties for the manufacture of the merchandise we sell. Without adequate supplies of merchandise to sell to our customers in the merchandise styles and fashions demanded by our particular customer base, sales would decrease materially and our business would suffer. Furthermore, over approximately 70% of our merchandise is branded merchandise made specifically for Casual Male and our customers. In the event that manufacturers are unable or unwilling to ship products to us in a timely manner or continue to manufacture products for us, we would have to rely on other current manufacturing sources or identify and qualify new manufacturers. We might not be able to identify or qualify such manufacturers for existing or new products in a timely manner and such manufacturers might not allocate sufficient capacity to us in order to meet our requirements. Our inability to secure adequate and timely supplies of private label merchandise would negatively impact proper inventory levels, sales and gross margin rates, and ultimately our results of operations.

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

In addition, a significant portion of our merchandise is directly imported from other countries, and U.S. domestic suppliers who source their goods from other countries supply most of our remaining merchandise. In the event that commercial transportation is curtailed or substantially delayed, we may not be able to maintain adequate inventory levels of important merchandise on a consistent basis, which would negatively impact our sales and potentially erode the confidence of our customer base, leading to further loss of sales and an adverse impact on our results of operations.

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

The market price of our common stock has fluctuated in the past and may increase or decrease rapidly in the future depending on news announcements and changes in general market conditions. Between January 31, 2003 and March 14, 2008, the closing price of our common stock ranged from a low of $1.95 per share to a high of $15.10 per share. The following factors, among others, may cause significant fluctuations in our stock price:

•	news announcements regarding quarterly or annual results of operations;

•	monthly comparable sales;

•	acquisitions;

•	competitive developments;

•	litigation affecting us; or

•	market views as to the prospects of the retail industry generally.

We cannot assure our stockholders that our stock repurchase program will result in a positive return of capital to our stockholders and stock repurchases could increase the volatility of the price of our common stock.

On January 9, 2008, our board of directors authorized an extension to our existing stock repurchase program to repurchase up to $75 million of our common stock through open market and privately negotiated transactions pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The stock repurchase program will expire on December 31, 2008 and may be terminated earlier at any time without prior notice. We may also from time to time adopt one or more 10b5-1 Plans to effect stock repurchases under this program. As of February 2, 2008, we have approximately $24.1 million remaining under this stock repurchase program.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate offices and retail distribution center are located at 555 Turnpike Street in Canton, Massachusetts. The property consists of a 755,992 gross square foot building located on approximately 27.3 acres in Canton, MA. We owned the property until January 30, 2006, at which time we entered into a sale-leaseback transaction with Spirit Finance Corporation, a third-party real estate investment trust (“Spirit”), whereby we entered into a twenty-year lease agreement with a wholly-owned subsidiary of Spirit for an annual rent of $4.6 million. In fiscal 2006, we realized a gain of approximately $29.3 million on the sale of this property, which has been deferred and is being amortized over the initial 20 years of the related lease agreement. Accordingly, our annual rent of $4.6 million is offset by $1.5 million related to the amortization of this deferred gain.

As of February 2, 2008, we operated 397 Casual Male XL retail stores, 65 Casual Male XL outlet stores and 26 Rochester Big & Tall stores. All of these stores are leased by us directly from owners of several different types of centers, including life-style centers, shopping centers, free standing buildings, outlet centers and downtown locations. The store leases are generally five years in length and contain renewal options extending their terms to between 5 and 10 years. Following this discussion is a listing by state of all store locations open at February 2, 2008.

We utilize a third-party warehouse facility for the receiving, processing and shipping of merchandise for our Living XL business.

Sites for store expansion are selected on the basis of several factors intended to maximize the exposure of each store to our target customers. These factors include the demographic profile of the area in which the site is located, the types of stores and other retailers in the area, the location of the store within the center and the attractiveness of the store layout. We also utilize financial models to project the profitability of each location using assumptions such as the center’s sales per square foot averages, estimated occupancy costs and return on investment requirements. We believe that our selection of locations enables our stores to attract customers from the general shopping traffic and to generate our own customers from surrounding areas.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Capital Expenditures.”

Store locations by State at February 2, 2008

Casual Male XL Retail and Casual Male XL Outlet Stores (Outlets denoted by an asterisk)

Alabama

Foley*

Hoover

Huntsville

Montgomery

Arizona

Chandler

Mesa

Phoenix (3)

Tempe*

Tucson (2)

Arkansas

Jonesboro

Little Rock

California

Bakersfield

Camarillo*

Commerce *

Culver City

Daly City

Downey

Dublin

El Cajon

Emeryville

Escondido

Folsom*

Fremont

Fresno

Fullerton

Gilroy*

Glendale

Lake Elsinore*

Lake Forest

Lakewood

Long Beach

Los Altos

Los Angeles

Modesto

Northridge

Ontario*

Orange

Oxnard

Palmdale

Palm Desert

Pasadena

Pleasant Hill

Riverside

Roseville

Sacramento (2)

Salinas

San Bernardino

San Diego

San Francisco

San Jose (2)

California, cont.

San Leandro

Santa Ana

Santa Rosa

Stockton

Temecula

Tracy*

Tulare*

Upland

Vacaville*

Valencia

Victorville

West Covina

Woodland Hills

Colorado

Colorado Springs

Glendale

Littleton

Lone Tree

Loveland*

Westminster

Connecticut

Danbury

East Haven

Groton

Hamden

Manchester

Milford

Waterbury

West Hartford

Westbrook*

Wethersfield

Delaware

Dover

Rehoboth Beach*

Wilmington

Florida

Altamonte Springs

Boca Raton

Boynton Beach

Brandon

Daytona Beach

Fort Lauderdale

Ft. Myers

Gainesville

Hialeah

Jacksonville

Lakeland

Largo

Lauderdale Lakes

Miami

No. Miami Beach

Ocala

Florida, cont.

Orange Park

Orlando (3)

Pembroke Pines

Pensacola

Sarasota

St. Augustine*

Stuart

Tampa (1)

Vero Beach*

West Palm Beach

Georgia

Alpharetta

Atlanta

Augusta

Calhoun*

Commerce*

Duluth

Kennesaw

Morrow

Savannah

Stone Mountain

Illinois

Bloomingdale

Bloomington

Champaign

Chicago (2)

Evergreen Park

Fairview Heights

Hometown

Joliet

Lansing

Matteson

Naperville

Niles

North Riverside

Oakbrook Terrace

Orland Park

Peoria

Rockford

Schaumburg

Skokie

Springfield

St. Charles

Vernon Hills

Indiana

Edinburgh*

Evansville

Fort Wayne

Greenwood

Indianapolis (3)

Lafayette

Merrillville

Michigan City*

Indiana, cont.

Mishawaka

Muncie

Iowa

Clive

Davenport

Marion

Williamsburg*

Kansas

Overland Park

Topeka

Wichita

Kentucky

Bowling Green

Florence

Lexington

Louisville (2)

Louisiana

Baton Rouge

Bossier City*

Gonzales*

Lafayette

Metairie

Maine

Kittery*

South Portland

Maryland

Annapolis

Baltimore

Columbia

District Heights

E. Baltimore

Frederick

Glen Burnie

Greenbelt

Hagerstown*

Largo

Towson

Rockville

Waldorf

Massachusetts

Boston

Burlington

Dedham

Framingham

Hanover

Hyannis

Medford

North Attleboro

North Dartmouth

Massachusetts, cont.

Saugus

Shrewsbury

Tyngsboro

West Springfield

Wrentham*

Michigan

Allen Park

Ann Arbor

Battle Creek

Birch Run*

Flint

Grand Rapids

Howell*

Lansing

Livonia

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

Springfield

Branson*

Osage Beach*

Casual Male XL Retail and Casual Male XL Outlet Stores, continued

Nebraska

Lincoln

Omaha (3)

New Hampshire

Salem

Manchester

Tilton*

New Jersey

Bloomfield

Cherry Hill

Deptford

E. Brunswick

East Rutherford

Eatontown

Hazlet

Jackson*

Lawrenceville

Linden

May’s Landing

Menlo Park

Palmyra

Paramus

Secaucus

Somerville

Succasunna

Tom’s River

Totowa

Union

West Berlin

Nevada

Henderson

Las Vegas (2)

Laughlin*

Reno

New Mexico

Albuquerque (2)

New York

Albany

Bayshore L.I.

Bronx (1)

Brooklyn (3)

Carle Place

Centereach

Cheektowaga

Elmhurst

Greenburgh

Irondequoit

Johnson City

Lake George*

Massapequa

Middleton

Nanuet

New York

New York, cont.

Niagara Falls*

Northport

Patchogue

Port Chester

Poughkeepsie

Riverhead*

Rochester

Staten Island

Syracuse

Tonawanda

Valley Stream

Victor

Waterloo*

Yonkers

North Carolina

Asheville

Burlington*

Charlotte

Fayetteville

Greensboro

Greenville

Pineville

Raleigh

Smithfield*

Wilmington

Winston-Salem

North Dakota

Fargo

Ohio

Akron

Boardman

Canton

Cincinnati

Columbus (5)*

Fairlawn

Jeffersonville*

Mansfield

Mentor

Miamisburg

Niles

North Olmsted

North Randall

Springdale

Toledo

Oklahoma

Oklahoma City (2)

Tulsa

Oregon

Beaverton

Eugene

Lincoln City*

Oregon, cont.

Portland

Salem

Pennsylvania

Altoona

Erie

Gettysburg*

Greensburg

Grove City*

Harrisburg

King Of Prussia

Lancaster*

Langhorne

Monroeville

Philadelphia (4)*

Pittsburgh (2)

Pottstown

Scranton

Springfield

Tannersville

West Mifflin

Whitehall

Wilkes Barre

Willow Grove

Wyomissing

York

Rhode Island

Warwick

South Carolina

Charleston

Columbia (2)*

Florence

Greenville

Myrtle Beach*

N. Charleston

South Dakota

Sioux Falls

Tennessee

Antioch

Chattanooga

Knoxville

Lakeland*

Madison

Memphis (2)

Pigeon Forge*

Texas

Allen*

Amarillo

Arlington

Austin

Canutillo*

Conroe*

Texas, cont.

Corpus Christi

Dallas (2)

El Paso

Fort Worth

Hillsboro*

Houston (5)

Humble

Hurst

Irving

Laredo

Lewisville

Lubbock

Mercedes

Mesquite

Midland

Pasadena

Plano

Round Rock

San Antonio (3)

San Marcos*

Selma

Shenandoah

Sunset Valley

Tyler

Waco

Webster

Vermont

S. Burlington

Virginia

Alexandria

Fairfax

Fredericksburg

Hampton

Manassas

Norfolk

Richmond (2)

Roanoke

Sterling

Virginia Beach

Woodbridge*

Williamsburg*

Washington

Auburn*

Bellevue

Lynnwood

Spokane

Tacoma

Tukwila

West Virginia

South Charleston

Wisconsin

Brookfield

Brown Deer

Grand Chute

Green Bay

Greenfield

Johnson Creek*

Madison

Pleasant Prairie

Rochester Big & Tall

Southwest

Phoenix, AR

Beverley Hills, CA

Costa Mesa, CA

Fresno, CA

San Francisco (1), CA

San Jose, CA

Walnut Creek, CA

Las Vegas , NV

Dallas, TX

Houston, TX

Southeast

Aventura, FL

Atlanta, GA

Boca Raton, FL

Washington D.C.

North

Boston, MA

Central Valley, NY*

Chicago, IL

King of Prussia, PA

Manhasset, NY

Natick, MA

New York, NY

Oakbrook Terrace, IL

Seattle, WA

Southfield, MI

International

London, England

Item 3. Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe that the resolution of these matters will not have an adverse impact on our operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2007.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed for trading on the NASDAQ Global Select Market under the symbol “CMRG.”

The following table sets forth, for the periods indicated, the high and low per share sales prices for the common stock, as reported on Nasdaq.

Fiscal Year Ended February 2, 2008	High	Low
First Quarter	$13.53	$11.08
Second Quarter	12.75	9.98
Third Quarter	13.44	7.33
Fourth Quarter	8.00	3.35

Fiscal Year Ended February 3, 2007	High	Low
First Quarter	$10.15	$7.05
Second Quarter	11.20	9.24
Third Quarter	14.98	10.76
Fourth Quarter	15.10	11.93

As of March 14, 2008, based upon data provided by independent shareholder communication services and the transfer agent for our common stock, there were approximately 236 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agent, but does include each such broker or clearing agency as one record holder.

We have not paid and do not anticipate paying cash dividends on our common stock. In addition, financial covenants in our loan agreement may restrict dividend payments. For a description of these financial covenants see Note C to the Notes to the Consolidated Financial Statements.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following Performance Graph compares our cumulative stockholder return with that of a broad market index (Standard & Poor’s Industrials Index) and one published industry index (Standard & Poor’s 500—Composite Retail Index) for each of the most recent five years ended January 31. The cumulative stockholder return for shares of our common stock (“CMRG”) and each of the indices is calculated assuming that $100 was invested on January 31, 2003. We paid no cash dividends during the periods shown. The performance of the indices is shown on a total return (dividends reinvested) basis. The graph lines merely connect January 31 of each year and do not reflect fluctuations between those dates. In addition there is a chart of the annual percentage return of our common stock, the S & P Industrials and Composite Retail 500.

Annual Return Percentage

	Years Ending
Company/Index	Jan 04	Jan05	Jan 06	Jan 07	Jan 08
CMRG	107.60	(20.94)	32.41	74.55	(60.10)
S&P INDUSTRIALS	32.13	3.43	9.29	11.94	1.01
COMPOSITE RETAIL—500	48.35	13.96	7.84	13.97	(19.24)

Indexed Returns

Company/Index	Base Period Jan 03	Jan 04	Jan 05	Jan 06	Jan 07	Jan 08
CMRG	100	207.60	164.13	217.33	379.33	151.37
S&P INDUSTRIALS	100	132.13	136.66	149.36	167.20	168.89
COMPOSITE RETAIL—500	100	148.35	169.05	182.31	207.77	167.80

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

Item 6. Selected Financial Data

	Fiscal Years Ended(1),(2)
	February 2, 2008 (Fiscal 2007)(3)		February 3, 2007 (Fiscal 2006)(3)		January 28, 2006 (Fiscal 2005)		January 29, 2005 (Fiscal 2004)(4)		January 31, 2004 (Fiscal 2003)(4)
	(In millions, except per share, weighted average shares and operating data)
INCOME STATEMENT DATA:
Sales	$464.1		$465.4		$421.4		$365.0		$339.3
Gross profit, net of occupancy costs	206.0	(7)	211.6		182.2		150.4		140.2
Selling, general and administrative	178.1		168.8		151.9		132.5		115.6
Provision for impairment of assets, store closings and severance	—		1.2		—		—		—
Depreciation and amortization	17.4		15.0		12.7		9.9		7.5

Operating income	10.5		26.6		17.6		8.0		17.1
Other income (expense), net	0.5	(5)	1.1	(5)	(1.0	)(9)	0.3	(10)	(14.1	)(11)
Interest expense, net	(4.3)		(5.5)		(8.6)		(8.0)		(11.2)

Income (loss) from continuing operations before minority interest and taxes	6.7		22.2		8.0		0.3		(8.2)
Less: minority interest	—		—		—		(0.7)		0.3
Provision (benefit) for income taxes	2.8		(21.1	)(8)	(2.8	)(8)	—		—

Income (loss) from continuing operations	$3.9		$43.3		$10.8		$1.0		$(8.5)
Income (loss) from discontinued operations	(3.5	)(6)	(0.7)		—		0.5	(10)	(3.6	)(11)

Net income (loss)	$0.4		$42.6		$10.8		$1.5		$(12.1)

Income (loss) per share from continuing operations—basic	$0.09		$1.23		$0.31		$0.03		$(0.24)
Income (loss) per share from continuing operations—diluted	$0.09		$0.99		$0.30		$0.03		$(0.24)

Net income (loss) per share—basic	$0.01	(7)	$1.21		$0.31		$0.04		$(0.34)
Net income (loss) per share—diluted	$0.01		$0.98		$0.30		$0.04		$(0.34)

Weighted average shares outstanding:
for net income (loss) per share—basic	41,707		35,276		34,306		34,511		35,702
for net income(loss) per share—diluted	43,229		46,457		35,860		36,733		35,702

BALANCE SHEET DATA:
Working capital	$41.0		$66.8		$33.3		$22.2		$48.4
Inventories	117.8		114.5		91.5		79.9		98.7
Property and equipment, net	62.2		59.1		51.3		74.7		68.3
Total assets	325.4		320.4		283.8		267.8		272.7
Long term debt	12.5		—		95.4		117.8		122.4
Stockholders’ equity	181.9		218.0		89.2		77.0		80.8

OPERATING DATA:
Net sales per square foot	$208		$211		$195		$171		$179
Number of stores open at fiscal year end	488		508		518		527		560

(1)	Our fiscal year is a 52 or 53 week period ending on the Saturday closest to January 31. The fiscal year ending February 3, 2007 included 53 weeks.

(2)	The results for fiscal 2004 include the effect, since October 30, 2004, of the acquisition of Rochester Big & Tall Clothing.
(3)	During the fourth quarter of fiscal 2007, we exited our Jared M. business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have shown the results of our Jared M. business, since its acquisition in fiscal 2006, as discontinued operations. Accordingly, certain prior-year amounts on the Income Statement Data for fiscal 2006 have been reclassified to discontinued operations to conform to the current-year presentation. Subsequent to the end of fiscal 2007, we sold our Jared M. business for $250,000. No material gain or loss is expected on the sale. See Note J to the Notes to the Consolidated Financial Statements for a complete description.
(4)

In fiscal 2004, we completed the closure of our Levi’s®/Dockers® business through the sale of 32 stores and the closure of the remaining 26 stores. The results of our Levi’s®/Dockers business for fiscal 2004 and fiscal 2003 have been shown as discontinued operations.

(5)	The results for fiscal 2006 include other income of $1.1 million related to our initial gain on the sale of LP Innovations, Inc. in the amount of $1.5 million. This gain was offset slightly by approximately $0.4 million of unrelated non-operating expenses primarily related to legal costs. Fiscal 2007 includes other income of $0.5 million related the annual recognition of the deferred gain on sale. See Note L to the Notes to the Consolidated Financial Statements for further details.
(6)	Discontinued operations for fiscal 2007 include a charge of $2.6 million recorded during the third and fourth quarters of fiscal 2007 related to the exiting of our Jared M. business. Of the $2.6 million charge, $1.1 million related to the write-down of inventory, $1.4 million for the impairment of fixed assets and $0.1 million for the write-down of accounts receivables and other assets.
(7)	During the fourth quarter of fiscal 2007, we recorded a charge to gross margin of approximately $6.1 million, or $0.08 per diluted share, for the write-down of inventory for both our Casual Male and Rochester businesses.
(8)	In the fourth quarter of fiscal 2006, we reversed $31.0 million of our deferred tax valuation allowance of which $30.5 million was recognized as an income tax benefit and $0.5 million was recorded as an adjustment to additional paid-in capital. The income tax benefit of $30.5 million was partially offset by $8.9 million in tax provisions. In the fourth quarter of fiscal 2005, we recognized an income tax benefit of $2.8 million associated with the partial reversal of $3.1 million of our valuation allowance. This benefit was partially offset by $0.3 million in tax provisions. For a discussion of the valuation allowance reversals, see Note D to the Notes to the Consolidated Financial Statements.
(9)	The results for fiscal 2005 include other expenses of $1.0 million related to a $1.2 million prepayment penalty associated with the early repayment of our mortgage on our corporate headquarters offset partially by income of $0.2 million of bond discount, net of the write-off of deferred financing costs, recognized on the early prepayment of $5.3 million of our convertible notes due 2024.
(10)

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

(11)	The results for fiscal 2003 include a charge of approximately $14.1 million, primarily related to the write-off of costs and prepayment penalties incurred in connection with our prepayment of our long-term debt. Included in discontinued operations for fiscal 2003 is the reversal of $646,000 of restructuring liabilities related to excess reserves established for landlord settlements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

As noted above, this Annual Report on Form 10-K, including, without limitation, this Item 7, contains “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. Actual results or developments could differ materially from those projected in such statements, including, without limitation, those set forth below under “Executive Overview—Fiscal 2008 Expectations,” as a result of numerous factors, including, without limitation, those risks and uncertainties set forth in Item 1A, Risk Factors which you are encouraged to read. The following discussion and analysis of our financial condition and results of operations should be read in light of those risks and uncertainties and in conjunction with our accompanying Consolidated Financial Statements and Notes thereto.

EXECUTIVE OVERVIEW

Summary

Our results from continued operations and net earnings for fiscal 2007 were below our expectations. Our fourth quarter performance was negatively impacted by a weakening retail market caused by general weakness in the economy. The resulting lower traffic and reduced spending during the holiday season significantly impacted our expected comparable sales, which were a significant factor underlying our fiscal 2007 earnings guidance of $0.24 to $0.28 per diluted share. We were expecting a comparable sales increase of between 4% to 7% during the fourth quarter, but comparable sales were essentially flat resulting in overall lower sales of approximately $10.0 million for the quarter. In addition, our gross margin for the fourth quarter was negatively impacted by a charge of approximately $6.1 million in inventory reductions, affecting both our Casual Male and Rochester businesses. Operating income from continuing operations for fiscal 2007 was $10.5 million, a decrease of $16.0 million from fiscal 2006. The primary reasons for this decrease were: (i) an additional $1.0 million in operating income in fiscal 2006 as the result of the 53rd week, (ii) increased selling, general & administrative (“SG&A”) costs of $9.2 million, $6.0 million of which related to our new businesses, which are described below, (iii) a charge of $6.1 million related to the write-down of inventory, and (iv) an operating loss of $1.5 million from our new businesses.

Despite our limited sales growth and profitability during fiscal 2007, we made significant progress toward increasing the breadth of our direct businesses which is in line with our long term strategies to grow our market share. We continue to see strong growth, with both Casual Male and Rochester direct businesses, of double digit comparable sale increases and we believe that this level of growth can continue. During fiscal 2007, we invested additional SG&A of approximately $2.0 million into our existing direct businesses. Building on this growth, we launched three new lifestyle product extensions to complement our existing businesses. The performance of these three direct businesses, described below, was solid, with aggregate sales of $8.9 million and a combined operating loss of $1.5 million.

•

We launched our first B&T Factory Direct catalog for Spring 2007. This new catalog offering, along with our new e-commerce site www.btdirect.com which we launched in Fall 2006, allows us an opportunity to cater to our value-oriented customers. We carry several private label lines which are very similar in fashion and style to our private label lines in our retail stores but are made at lower costs and sold at lower price points.

•

During the first quarter of fiscal 2007, we launched our website www.livingXL.com. The website provides our customers a collection of unique, innovative and high quality products for tall and plus-sized men and women to help them achieve a more comfortable lifestyle. During the second quarter of fiscal 2007, we launched the Living XL catalog, which carries similar products as the website.

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

We also continue to improve the merchandising of our brands. With respect to our Rochester business, toward the end of fiscal 2007, we started to shift our merchandise, which has predominantly been traditional in style, to a more balanced mix of traditional and modern styles, which includes a selection of high denim. Our customers have responded well to the new brands that we are introducing and we plan to increase these offerings during fiscal 2008. With respect to our Casual Male business, we continue to increase of our offering of private label merchandise and this year introduced Oak Hill, which is a more upscale and higher quality line than our traditional Harbor Bay.

Discontinued operations—Jared M.

During the fourth quarter of fiscal 2007, we exited our Jared M. business. We purchased Jared M. in May 2006 in an effort to expand upon the custom clothing business and develop a direct sales capability within our Rochester business, which would cater to a very discriminating and select customer base. However, based on the financial performance of Jared M. since the acquisition, we did not believe that Jared M. has the scalability and potential profitability as a long-term strategy. As a result, we decided to exit our Jared M. operations.

As a result of this decision, we recorded a total non-cash charge of $2.6 million relating to the impairment of fixed assets, the write-down of inventory and the write-off of certain other assets. Of the $2.6 million charge, approximately $1.1 million related to the write-down of inventory and the remaining $1.5 million related to the write-off of fixed assets and other assets. In accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the results of operations for our Jared M. business for fiscal 2007 and fiscal 2006 have been reclassified to discontinued operations for both fiscal years.

Subsequent to the end of fiscal 2007, on February 19, 2008, we sold our Jared M. business to a third party for a cash purchase price of $250,000.

Fiscal 2008 Expectations

We continue to focus on driving our operating margin performance while also striving to achieve our long-term goal of growing our market share of the big & tall market. We believe that market share growth will not only be gained from existing brands and products, but also in improving our existing brands, creating new brands directed toward certain market segments, and offering other products appropriate for our target market.

We intend to grow market share by:

•

intensifying our goal of improving market share by increasing our marketing spend to almost 8% of sales, up from just over 7% in fiscal 2007. This increase will support the mass media marketing campaign which is planned for the second quarter of fiscal 2008, without compromising our traditional direct mail campaigns;

•	increasing focus on customer service by providing better sales training and development tools to our sales associates to enhance our customer experience;

•	improving upon our methodology of planning and allocating appropriate assortments to each store, considering the demographics and lifestyle tendencies of each store location; and

•

continuing to grow our direct businesses, including Living XL, Shoes XL and B&T Factory Direct, and launching our primary brands, Casual Male XL and Rochester, on web sites in the European Union in the third quarter of fiscal 2008.

In these ways, we expect to continue to produce gains in market share and, accordingly, sales volume increases, maintain and slightly improve upon our gross margins, and slow the SG&A expense growth incurred in fiscal 2006 and 2007, resulting in our expectations to show healthy operating margin growth with increases in our cash flow.

We are able to market our merchandise to a variety of target customer market segments, both geographically by store and by lifestyle. We are able to identify, through statistical clustering, our key customer groups, their demographics and their purchasing habits. Just as important, we are better able to service our customers’ size requirements throughout the chain, either by being in-stock of the sizes in demand at the store level, or providing to our customers the sizes required from our direct fulfillment center. With access to this type of information, we have been able to improve upon our merchandising strategies and inventory management, which we expect will result in sales growth and margin improvements.

Given the uncertainty in the retail market as a whole, for fiscal 2008 we expect our sales to range between $470—$480 million, based on comparable sales from our core businesses of between flat to -2.0% . We have seen a steady increase in our gross margin rate over the past several years as a result of our improved operating systems and the development of a strong private label program. We expect a modest increase in gross margin for fiscal 2008 of 50-75 basis points. Although strong expense control will be a priority in fiscal 2008, it will also be important that we invest our SG&A dollars into the right initiatives, which we believe are the above described merchandising and marketing initiatives. We expect that our total SG&A for fiscal 2008 will approximate $180 million. Based on these assumptions, we anticipate that our earnings for fiscal 2008 will approximate $0.25-$0.30 per diluted share.

SEGMENT REPORTING

We report our operations as one reportable segment, Big & Tall Men’s Apparel, which consists of our two operating segments—Casual Male and Rochester. We consider our operating segments to be similar in terms of economic characteristic, production processes and operations, and have therefore aggregated them into a single reporting segment.

RESULTS OF OPERATIONS

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. Both fiscal 2007 and fiscal 2005 were 52- week periods. Fiscal 2006, which ended February 3, 2007, covered 53 weeks. Comparable sales for fiscal 2007 were based on a 52-week comparison to fiscal 2006. Sales and operating income for the additional 53rd week in fiscal 2006 approximated $6.7 million and $1.0 million, respectively.

Comparable sales for all periods include our retail stores that have been open for at least one full fiscal year together with our e-commerce and catalog sales. Stores that have been remodeled, expanded or re-located during the period are also included in our determination of comparable sales. We include our direct businesses, with the exception of Living XL, as part of our calculation of comparable sales since we are a multi-channel retailer, offering our customers convenient alternatives for their shopping. The method of calculating comparable sales varies across the retail industry and, as a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies.

SALES.

Sales for the 52 weeks in fiscal 2007 were $464.1 million as compared to $465.4 million for the 53 weeks in fiscal 2006. Sales for the additional week in fiscal 2006 approximated $6.7 million. On a 52-week comparable basis, total sales for fiscal 2007 increased $5.4 million as compared to sales of $458.7 million for the 52 weeks of fiscal 2006.

The sales increase was due to increases in our direct channels, including our new businesses, Living XL, Shoes XL and B&T Factory Direct, which had aggregate sales of $8.9 million for fiscal 2007. These increases were offset by decreases from both our Rochester and Casual Male stores. Similar to many in the retail industry, the last six months of fiscal 2007 proved to be a difficult environment with unseasonably warm weather which slowed sales of our fall and early winter merchandise and the overall weakness in the economy which negatively affected our holiday season. We felt a sharp drop in customer traffic during the fourth quarter, which approached almost a 7% decrease as we neared our holiday selling season. Comparable sales for fiscal 2007 increased 2% as compared to fiscal 2006, of which the retail channel had a decrease of 0.5% and our direct channel had an increase of 16.5%. Comparable sales from our core Casual Male and Rochester businesses, excluding the new businesses, for fiscal 2007 were up 0.3%.

Sales for the 53 weeks in fiscal 2006 increased 10.4% to $465.4 million as compared to $421.4 million for the 52 weeks in fiscal 2005. This $44.0 million increase was primarily due to an increase of 9.0%, or $37.4 million, in comparable sales and the additional 53rd week in fiscal 2006 which generated sales of approximately $6.7 million. The comparable sale increase of $37.4 million was driven by increases among all channels, with the Casual Male retail store operations representing almost 49% of this increase. Included in sales for fiscal 2005 is income of $1.2 million related to our initial recognition of gift card breakage.

With the benefit of our recently upgraded merchandising systems we have been able to better manage our in-stock positions and allocations throughout the chain on a micro level, responding to each store’s specific merchandise needs. We believe that we will continue to improve upon our level of execution in providing timely and appropriate lifestyle assortments to all our stores, and therefore, maintain our comparable sales increases. However, as seen during this fiscal year, our sales trends could be negatively impacted by non-controllable factors such as competitive forces, reaction to our strategies and macro-economic events and trends.

GROSS MARGIN

Gross margin rate for fiscal 2007 was 44.4% as compared to 45.5% for fiscal 2006 and 43.3% for fiscal 2005. The decrease of 110 basis points in the gross margin rate was comprised of a 80 basis point increase in merchandise margin offset by a 60 basis point increase in occupancy costs, primarily due to a lower sales base. In addition, gross margin includes a charge of approximately $6.1 million, or 130 basis points, related to the write down of inventory. Our 80 basis point improvement in merchandise margin includes the impact of approximately $2.0 million in accelerated markdowns which we incurred during the fourth quarter to clear seasonal merchandise.

The increase in fiscal 2006 over fiscal 2005 was due to a 120 basis point increase in merchandise margins and a 100 basis point improvement in occupancy costs, primarily attributable to the leveraging of sales. We continued to see improvements in our gross margin rate during fiscal 2006 principally due to our improved initial margins from our direct sourcing initiatives, as well as strong inventory management which resulted in less markdowns and promotional activities.

We believe that there is still gross margin improvements that can be achieved in fiscal 2008, as we continue to execute our merchandising and marketing strategies, and build upon our direct sourcing activities to lower our merchandise purchase costs. However, our gross margin improvement trends can be negatively impacted if we poorly execute our merchandising strategies which could result in undesirable merchandise assortments that need to be liquidated at clearance prices, or if competition intensifies in our markets which would also result in higher level of price discounting to reduce unplanned inventory levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A as a percentage of sales for fiscal 2007, 2006 and 2005 were 38.4%, 36.3% and 36.1%, respectively.

SG&A expenses in fiscal 2007 increased $9.2 million, or 5.5% as compared to fiscal 2006. Fiscal 2006 included additional expenses of approximately $3.0 million attributable to the 53rd week in fiscal 2006. The total increase in SG&A expenses of $12.2 million, on a comparable basis to fiscal 2006 is due partly to our new businesses, B&T Factory Direct, Living XL and Shoes XL, which had total SG&A expenses of approximately $6.1 million. A substantial portion of these expenses were marketing costs associated with the new catalogs as well as our direct advertising campaign. We also recognized an increase of approximately $2.0 million associated with our other direct businesses to support our increased growth from our Casual Male and Rochester catalogs and e-commerce sites. Legal expenses associated with protecting proprietary intangibles and contract rights related to our Rochester direct business as well as other litigation increased by $1.0 million. Also, we expended another $1.5 million in distribution costs associated primarily with start up costs associated with the investment in new sortation systems during 2007.

SG&A expenses for fiscal 2006 included costs of approximately $1.9 million to support our new brands and product extensions. New SG&A expense categories expended during fiscal 2006, included $3.6 million related to the new corporate lease created with the sale-leaseback transaction consummated in February 2006, performance bonuses and stock option expense totaling approximately $3.0 million, and incremental legal fees of approximately $0.5 million. SG&A expenses for fiscal 2005 include a benefit of $1.0 million related to the class action settlement with Visa/Mastercard for past overcharges and other accrual benefits.

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

PROVISION FOR EMPLOYMENT CONTRACT TERMINATION

In the third quarter of fiscal 2006, we terminated certain employment agreements with Rochester management as part of our plan to integrate the remaining San Francisco-based Rochester operations into our headquarters in Canton, MA. In connection with that decision to terminate these agreements, we incurred a charge of $1.2 million in the third quarter of fiscal 2006 to accrue our remaining obligations pursuant to these employees’ employment agreements. At February 2, 2008, approximately $175,000 remains outstanding.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $17.4 million for fiscal 2007, $15.1 million for fiscal 2006 and $12.7 million for fiscal 2005. The increase in depreciation and amortization for fiscal 2007 is directly attributable to the capital expenditures associated with improving our infrastructure as well as new store growth, our re-branding efforts and remodeling of some of our older locations.

OTHER INCOME (EXPENSE)

Fiscal 2007. In connection with the sale of our loss prevention subsidiary LP Innovations, Inc. (“LPI”) in fiscal 2006, we received a note for $2.2 million representing a portion of the sale price which we fully reserved against at that time. We are recognizing income as realizability of this note is assured. For fiscal 2007, $0.5 million was recognized as other income.

Fiscal 2006. During the first quarter of fiscal 2006, we sold LPI for a purchase price of $5.2 million. We recognized an initial gain on the sale of LPI in the amount of $1.5 million which was recorded as other income for fiscal 2006. The gain of $1.5 million was offset slightly by approximately $0.4 million of unrelated non-operating expenses, primarily related to legal costs.

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

INTEREST EXPENSE, NET

Net interest expense was $4.3 million in fiscal 2007 as compared to $5.5 million in fiscal 2006 and $8.6 million in fiscal 2005. The decrease in interest expense during fiscal 2007 as compared to fiscal 2006 was the result of a reduction in average borrowings, specifically the annualized interest cost savings realized as a result of our prepayment and conversion of long-term debt at the end of fiscal 2006. This decrease was partially offset by an increase in interest costs on borrowings under our credit facility to fund our working capital needs, including our stock repurchase program. The decrease in interest expense during fiscal 2006 was primarily attributable to the reduction in our long-term debt. We used the proceeds from our sale-leaseback transaction to reduce our borrowings under our credit facility and prepay a portion of our long-term debt. See “Liquidity and Capital Resources” for more discussion regarding our current debt obligations and future liquidity needs.

DISCONTINUED OPERATIONS

The following table summarizes for fiscal 2007 and 2006 the results of operations for our Jared M. business which we exited during the fourth quarter of fiscal 2007.

	Fiscal 2007(1)	Fiscal 2006
	(in millions)
Sales	$3.1	$2.1
Gross margin	0.4	0.9
Selling, general and administrative expenses	4.5	2.1
Provision for impairment of assets	1.5	—
Depreciation and amortization	0.2	—

Loss before taxes	(5.8)	(1.2)
Provision for income taxes	2.3	0.5

Loss from discontinued operations	$(3.5)	(0.7)

(1)	Discontinued operations for fiscal 2007 include a charge of $2.6 million, of which $1.1 million relates to the write-down of inventory and is included as part of gross margin. The remainder of the charge is for the impairment of fixed assets of $1.4 million and other current assets of $0.1 million.

Subsequent to the end of fiscal 2007, on February 19, 2008, we sold our Jared M. business to a third party for a cash purchase price of $250,000.

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

During the fourth quarter of fiscal 2005, we reversed $3.1 million of our deferred tax valuation allowance and recorded a benefit to income tax expense.

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

Accordingly, for fiscal 2006, we reversed $31.0 million of the deferred tax valuation allowance and recorded a benefit to income tax expense of $30.5 million. The remaining $0.5 million of the reversal was credited to additional paid-in capital as it related to prior deferred tax assets associated with stock options. At February 2, 2008, we have a valuation allowance of $1.3 million for losses associated with our Canada operations and certain state net operating losses, the benefit of which may not be recognized due to short carryforward periods.

As of February 2, 2008, we have net operating loss carryforwards of $56.5 million for federal income tax purposes and $45.5 million for state income tax purposes that are available to offset future taxable income, subject to certain annual usage limitations, through fiscal year 2025. As a result of the Casual Male acquisition and the issuance of additional equity in fiscal 2002, the utilization of approximately $19.9 million of the $56.5 million in federal net operating losses is subject to an annual limitation of approximately $4.8 million per year. Additionally, we have alternative minimum tax credit carryforwards of $2.3 million, which are available to further reduce income taxes over an indefinite period.

NET INCOME

Net income for fiscal 2007 was $0.4 million, or $0.01 per diluted share, compared to $42.6 million, or $0.98 per diluted share in fiscal 2006 and $10.8 million, or $0.30 per diluted share in fiscal 2005.

	Fiscal 2007(1)	Fiscal 2006(2)	Fiscal 2005(3)
	(in millions)
Operating income	$10.5	26.6	17.6
Other income (expense)	0.5	1.1	(1.0)
Interest expense	(4.3)	(5.5)	(8.6)
Provision (benefit) for income taxes	(2.8)	21.1	2.8
Loss from discontinued operations	(3.5)	(0.7)	—

Net income	$0.4	$42.6	$10.8

(1)	Results for fiscal 2007 include a charge of approximately $2.6 million, or $0.04 per diluted share, which is included as part of discontinued operations, related to our decision in the fourth quarter of fiscal 2007 to exit our Jared M. business. Operating income included a charge for $6.1 million, or $0.08 per diluted share, which was recorded as part of gross margin related to inventory write-offs associated with markdowns and the write-off of excess inventory in addition to the correction of freight and other inventory adjustments which were deemed immaterial to the prior periods presented.
(2)	Results for fiscal 2006 include other income (expense) of $1.1 million related to the initial gain on the sale of LPI of $1.5 million offset partially by $0.4 million of unrelated non-operating expenses primarily related to legal costs. Fiscal 2006 also include a charge of $1.2 million related to the costs incurred for the early termination of certain employment contracts. In addition, as a result of our continued improvement in profitability, during the fourth quarter of fiscal 2006, we reversed $31.0 million of our valuation allowance against our deferred tax assets of which $30.5 million was recognized as an income tax benefit for fiscal 2006. This amount was offset by approximately $8.9 million of income tax provisions.
(3)

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

SEASONALITY

A comparison of sales in each quarter of the past three fiscal years is presented below. The amounts shown are not necessarily indicative of actual trends, because such amounts also reflect the addition of new stores and the remodeling and closing of others during these periods. Consistent with the retail apparel industry, our business is seasonal. Our business traditionally generates the largest volume of its sales during the Father’s Day selling season in June and the Christmas selling season in December. The majority of our operating income is generated in the fourth quarter as a result of the impact of the Christmas selling season. A comparison of quarterly sales, gross profit, net income per share for the past two fiscal years is presented in Note N of the Notes to the Consolidated Financial Statements.

	FISCAL 2007(1)		FISCAL 2006(1)		FISCAL 2005
	(in millions, except percentages)
First quarter	$110.6	23.8%	$102.9	22.1%	$97.3	23.1%
Second quarter	113.5	24.4%	111.4	23.9%	100.6	23.9%
Third quarter	106.1	22.9%	106.4	22.9%	93.8	22.2%
Fourth quarter	133.9	28.9%	144.7	31.1%	129.7	30.8%

	$464.1	100.0%	$465.4	100.0%	$421.4	100.0%

(1)	Sales results for fiscal 2007 and fiscal 2006 exclude sales from the Jared M. discontinued operations.

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

The following table sets forth financial data regarding our liquidity position at the end of the past three fiscal years:

	FISCAL YEARS
	2007	2006	2005
	(in millions, except ratios)
Cash provided by operations	$11.7	$12.1	$16.8
Working capital	41.0	66.8	33.3
Current ratio	1.4:1	1.9:1	1.3:1

The decrease in cash flow provided by operations in fiscal 2007 of $0.4 million from fiscal 2006 was primarily due to lower profitability, adjusted for non-cash activity, offset by the timing of working capital payments, such as inventory purchases, prepaid rent and advertising. Cash flow from operations for fiscal 2006, before changes in working capital accounts, increased from fiscal 2005 primarily as a result of improved profitability.

Credit Facility

On December 20, 2007, we amended our credit facility (the “Credit Facility”) with Bank of America, N.A. by executing the Third Amendment to Fifth Amended and Restated Loan and Security Agreement (the “Third Amendment”). The Third Amendment extends the maturity date of the credit facility to October 29, 2011 and extends our current Last Out Advance Percentage, as defined in the Third Amendment, of 10% through, but excluding, December 28, 2008. On and after December 28, 2008, the Last Out Advance Percentage will be 5%. The Third Amendment also permits the formation of new wholly-owned subsidiaries, which will directly or indirectly own 100% membership in CMRG Apparel, LLC.

The Credit Facility continues to provide for a total commitment of $110 million comprised of (i) a $100 million revolving credit facility which includes a sublimit of $20 million for commercial and standby letter of credits and a sublimit of up to $15 million for SwingLine Loans and (ii) a $10 million “Last Out” revolving credit facility, which will be subordinate to the $100 million revolving credit facility. If at any time our Excess Availability Ratio, as defined in the Credit Facility, is less than 50%, our borrowings must first be made from the “Last Out” revolving credit facility before borrowing from the $100 million revolving credit facility. Borrowings under the Credit Facility bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”) and vary depending on our levels of excess availability.

At February 2, 2008, we had borrowings outstanding under the Credit Facility of $41.0 million and outstanding standby letters of credit of $2.7 million and documentary letters of credit of $1.9 million. Average borrowings outstanding under this facility during fiscal 2007 were approximately $50.6 million, resulting in an average unused excess availability of approximately $44.6 million. Our ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

Master Loan and Security Agreement

On July 20, 2007, we entered into a Master Loan and Security Agreement (the “Master Agreement”) with Banc of America Leasing & Capital, LLC (“BALC”) for equipment financing. In conjunction with the Master Agreement, we entered into an Equipment Security Note (the “First Secured Note”), whereby we borrowed an aggregate of $17.4 million from BALC. The First Secured Note is due July 20, 2011.

On January 16, 2008, we entered into a second Equipment Security Note (the “Second Secured Note”), pursuant to the same terms and provisions of the Master Agreement, whereby we borrowed an additional $2.1 million. The Second Secured Note is due January 16, 2012.

Both secured notes accrue interest at a per annum rate of 1.75% plus the rate of interest equal to the 30-day published LIBOR rate. Principal and interest, in arrears, are payable monthly on each note, commencing one month after issuance of such note. We are subject to a prepayment penalty on both secured notes equal to 1% of the prepaid principal until the first anniversary of the respective secured note, 0.5% of the prepaid principal from the first day after the first anniversary through the end of the second anniversary and no prepayment penalty thereafter. At February 2, 2008, the outstanding balance of the secured notes was $17.3 million.

Both notes are secured by a security interest in all of our rights, title and interest in and to certain equipment.

Stock Repurchase Program

During fiscal 2006, our Board of Directors adopted a $75 million stock repurchase program, which was scheduled to terminate on December 31, 2007. On January 9, 2008, our Board of Directors extended this repurchase program authorizing us to continue to repurchase the approximately $24.1 million remaining under the program. The repurchases may be made through open market and privately negotiated transactions pursuant to Rule 10b-18 of the Exchange Act. The stock repurchase program will expire on December 31, 2008 but may be terminated earlier at any time without prior notice. Through February 2, 2008, we have repurchased approximately 4.3 million shares for an aggregate price of $50.9 million pursuant to this program. Approximately 4.1 million of these shares were purchased during fiscal 2007 at an aggregate cost of $48.8 million.

INVENTORY

At February 2, 2008, total inventories were $117.8 million as compared to $114.5 million at February 3, 2007. The increase in inventory of $3.3 million is principally due to an increase of approximately $9.8 million of added inventories in our Casual Male stores and direct businesses and approximately $0.9 million for our Living XL business. These increases were offset by a decrease in our Rochester inventory of $6.7 million and a decrease in the Jared M. inventory of $0.7 million from last year.

During the fourth quarter of fiscal 2007, we recorded approximately $6.1 million in inventory write-downs associated with the clearance of obsolete Rochester inventory to make way for its updated merchandising strategy, and the corrections of freight and other inventory adjustments which were deemed immaterial to the prior periods presented. The charge of $6.1 million is included in gross margin in the Statement of Operations for fiscal 2007.

In addition, in connection with the exiting of our Jared M. business, we recorded a charge of $1.1 million for the write-off of inventory. This charge is included in discontinued operations for fiscal 2007 as a reduction in gross margin.

During the second quarter of fiscal 2006, we changed our inventory valuation method from lower of cost or market, on a FIFO basis, using the retail method to lower of cost or market, on a weighted-average cost basis, using the cost method. The effect of this change in accounting principle was not material at January 29, 2006 or April 29, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements as defined by 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at February 2, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Operating Leases(1)	$299.5	$48.5	$78.1	$56.8	$116.1
Long-Term Debt Obligations(2)	19.1	5.8	10.6	2.7	—
Non-merchandise Purchase Obligations(3)	0.7	0.6	0.1	—	—

Total Commitments(4)	$319.3	$54.9	$88.8	$59.5	$116.1

(1)	Includes amounts due on our 20-year lease agreement for our corporate headquarters and operating leases for all of our current store locations and certain equipment and auto leases.
(2)	Includes principal payments on our outstanding secured notes and the corresponding estimated interest costs.

(3)	Non-merchandise Purchase Obligations include an on-going consulting agreement with Jewelcor Management, Inc., pursuant to which we are obligated to pay $575,000 annually through April 28, 2009. See Note H—”Related Parties” to the Notes to the Consolidated Financial Statements for a full description of this agreement.
(4)	This table excludes Merchandise Purchase Obligations, which represent our outstanding obligations pursuant to open purchase orders. At February 2, 2008, we had approximately $60.0 million in open purchase orders. We estimate that approximately 73% of these purchase orders may be considered non-cancelable.

CAPITAL EXPENDITURES

Below is a summary of store openings, closings and remodels from February 3, 2007 to February 2, 2008 and related square footage:

Number of Stores:	Casual Male	Rochester	Total stores
At February 3, 2007	484	24	508
New outlet stores	5		5
New retail stores	3	3	6
Closed Sears-Canada	(12)	—	(12)
Closed Casual Male XL retail and outlet stores	(18)	(1)	(19)

At February 2, 2008	462	26	488
2007 Relocations	7	—	—

Square footage (in thousands)
at February 2, 2008	1,594	215	1,809
at February 3, 2007	1,668	184	1,852

During fiscal 2007, we incurred approximately $21.4 million in capital expenditures. Approximately $11.1 million of our capital expenditures were for system enhancements and a new sortation system for our distribution center. The remainder of our capital expenditures related to store capital for new stores as well as remodels and relocations, with the rest for corporate facilities.

Capital expenditures for fiscal 2008 are expected to be approximately $11.5 million, of which $5.9 million relates to store capital related to new stores, remodels and relocations. The budget also includes approximately $3.4 million for system enhancements, including our inventory integration project. The remainder of the budget relates to other miscellaneous store and corporate level expenditures. Included in store expansion are funds to relocate approximately 10 of our existing Casual Male XL retail stores at an estimated $150,000 for each location.

For fiscal 2008, we intend to open six new Casual Male XL retail stores, two Casual Male XL outlet stores and one Rochester Big & Tall store. We also expect to close nine existing Casual Male XL retail and outlets stores as their respective leases expire.

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

Stock-Based Compensation.

SFAS 123R requires us to measure compensation cost for all stock awards at fair value on date of grant and recognize compensation over the service period for awards expected to vest. The fair value of our stock options is determined using the Black-Scholes valuation model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures. Actual results, and future changes in estimates, may differ substantially from these current estimates. For fiscal 2007 and fiscal 2006, we recognized total compensation expense of $2.1 million and $0.8 million, respectively.

Inventory.

We value inventory at the lower of cost or market, using a weighted-average cost method. We review our inventory to identify slow-moving and broken assortments and use markdowns to clear merchandise. We value our inventory at the lower of cost or market and will record inventory reserves if the estimated future selling price is less than cost. In addition, an inventory shrink estimate is made each period that reduces the value of inventory for lost or stolen merchandise. We perform physical inventories through the year and adjust the shrink reserves accordingly.

During the fourth quarter of fiscal 2007, we recorded approximately $6.1 million in inventory write-downs associated with the excess merchandise and the acceleration of markdowns associated with seasonal merchandise. The charge also included corrections of freight and other inventory adjustments which were deemed immaterial to the prior periods presented.

During the third and fourth quarters of fiscal 2007, we recorded a charge of $1.1 million for the write-off of inventory related to our decision to exit our Jared M. operations. This charge is included as part of discontinued operations for fiscal 2007.

Impairment of Long-Lived Assets.

We review our long-lived assets for impairment when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets is less than the assets’ carrying amount. We evaluate our long-lived assets for impairment at a store level for all our retail locations. If actual market conditions are less favorable than management’s projections, future write-offs may be necessary. In fiscal 2007, in connection with the exiting of our Jared M. operations, we recorded an impairment charge for fixed assets of $1.4 million which is included as part of discontinued operations for fiscal 2007.

Goodwill and Intangibles.

In connection with our acquisitions, we have goodwill and intangibles totaling approximately $95.9 million at February 2, 2008. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we evaluate goodwill and intangible assets with indefinite-lives at least annually for impairment by analyzing the estimated fair value based on the present value of discounted cash flows compared to the net book value. We evaluate goodwill, based on two separate operating segments, our Casual Male business and our Rochester business, by comparing the current carrying value of goodwill with the fair value of the net assets of the operating segments. We will write off the amount of any goodwill or intangible in excess of its fair value.

Deferred Taxes.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. At February 2, 2008, our net deferred tax assets were $28.6 million. During the fourth quarter of fiscal 2006, we determined that it was more likely than not that we would be able to realize the benefits of substantially all of our deferred tax assets. In reaching that determination, we considered the positive evidence of thirteen consecutive quarters of increases in comparable sales, our continued improvement in operating income over the past five years, our expectations regarding the generation of future taxable income, and our current market position and expected growth of our industry. During fiscal 2006, we also entered into a sale-leaseback transaction which resulted in a gain on the sale of our corporate headquarters of approximately $29.3 million. For tax purposes in fiscal 2006, we utilized our existing NOL’s to offset this gain, For book purposes, we deferred the gain and are recognizing $1.5 million annually over the initial term of the respective lease agreement. Accordingly, during the fourth quarter of fiscal 2006, we reversed $31.0 million of our valuation allowance and recognized an income tax benefit for $30.5 million. The remaining $0.5 million of the reversal was credited to additional paid-in capital. The $30.5 million income tax benefit was partially offset by an income tax provision on current earnings of $8.9 million. For fiscal 2007, we recorded an income tax provision of $0.5 million, which consisted of an income tax benefit of $2.3 million recognized on our discontinued operations and an income tax provision of $2.8 million for continuing operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FASB No.157, Fair Value Measurements (“FAS 157”). The purpose of FAS 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective beginning in the first quarter of fiscal 2008. We are currently assessing whether adoption of FAS No. 157 will have an impact on our financial statements.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115, (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective January 1, 2008. We have evaluated the impact of FAS 159 and believe it will not significantly impact our consolidated financial statements.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations, (“FAS 141R”), which changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. FAS 141R is effective January 1, 2009, and will be applied prospectively. The impact of adopting FAS 141R will depend on the nature and terms of future acquisitions.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”), which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. FAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity. FAS 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We are currently evaluating the impact of FAS 160 on our consolidated financial statements.

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for its working capital requirements. Borrowings under the Credit Facility, which expires October 29, 2011, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At February 2, 2008, all of our borrowings were prime based borrowings at 6.0%. Based upon a sensitivity analysis as of February 2, 2008, assuming average outstanding borrowing during fiscal 2007 of $50.6 million, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $253,000.

Foreign Currency

Our direct businesses with Sears Canada conduct business in Canadian dollars and our Rochester Big & Tall store located in London, England conducts business in British pounds. If the value of the Canadian dollar or the British pound against the U.S. dollar weakens, the revenues and earnings of these stores will be reduced when they are translated to U.S. dollars. Also, the value of these assets in U.S. dollars may decline. As of February 2, 2008, sales from our Sears Canada business, including sales from 12 Sears Canada stores which closed during fiscal 2007 and our London Rochester Big & Tall store were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse affect on our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

CASUAL MALE RETAIL GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

of Casual Male Retail Group, Inc.

We have audited the accompanying consolidated balance sheets of Casual Male Retail Group, Inc. as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended February 2, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Casual Male Retail Group, Inc. at February 2, 2008 and February 3, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 2, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Casual Male Retail Group, Inc.’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2008 expressed an unqualified opinion thereon.

As discussed in Note D to the consolidated financial statements, effective February 4, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.

As discussed in Note I to the consolidated financial statements, effective for the fiscal year ended February 3, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans—An amendment of FASB Statement Nos. 87, 88, 106, and 132(R).

As discussed in Note A to the consolidated financial statements, effective January 29, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/    Ernst & Young LLP

Boston, Massachusetts

March 24, 2008

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

February 2, 2008 and February 3, 2007

	February 2, 2008 (Fiscal 2007)	February 3, 2007 (Fiscal 2006)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,293	$5,325
Accounts receivable	2,813	3,833
Inventories	117,787	114,535
Deferred income taxes	8,885	6,897
Prepaid expenses and other current assets	11,503	11,133

Total current assets	146,281	141,723
Property and equipment, net of accumulated depreciation and amortization	62,156	59,063

Other assets:
Goodwill	60,660	60,636
Other intangible assets	35,191	35,534
Deferred income taxes	19,732	21,384
Other assets	1,341	2,096

Total assets	$325,361	$320,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,874	$688
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	34,187	35,368
Income taxes payable	—	614
Accrued expenses and other current liabilities	23,808	28,278
Notes payable	40,978	8,529

Total current liabilities	105,312	74,942

Long-term liabilities:
Long-term debt, net of current portion	12,450	—
Deferred gain on sale-leaseback, net of current portion	24,912	26,378
Other long-term liabilities	746	1,070

Total long-term liabilities	38,108	27,448

Commitments and contingencies (Note E)

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 52,266,840 and 50,860,322 shares issued at February 2, 2008 and February 3, 2007, respectively	523	509
Additional paid-in capital	271,354	258,334
Treasury stock at cost, 10,877,439 shares at February 2, 2008 and 6,686,029 shares at February 3, 2007	(87,977)	(38,570)
Accumulated deficit	(835)	(1,249)
Accumulated other comprehensive loss	(1,124)	(978)

Total stockholders’ equity	181,941	218,046

Total liabilities and stockholders’ equity	$325,361	$320,436

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006

	February 2, 2008 (Fiscal 2007)	February 3, 2007 (Fiscal 2006)	January 28, 2006 (Fiscal 2005)
	(In thousands, except share data)
Sales	$464,128	$465,393	$421,383
Cost of goods sold including occupancy costs	258,155	253,756	239,203

Gross profit	205,973	211,637	182,180
Expenses:
Selling, general and administrative	178,055	168,824	151,890
Provision for employment contract termination	—	1,200	—
Depreciation and amortization	17,408	15,057	12,737

Total expenses	195,463	185,081	164,627

Operating income	10,510	26,556	17,553
Other income (expense), net	502	1,112	(969)
Interest expense, net	(4,314)	(5,466)	(8,553)

Income from continuing operations before income taxes	6,698	22,202	8,031
Provision (benefit) for income taxes	2,772	(21,100)	(2,729)

Income from continuing operations	3,926	43,302	10,760

Loss from discontinued operations, net of taxes	(3,512)	(670)	—

Net income	$414	$42,632	$10,760

Net income per share—basic
Income from continuing operations	$0.09	$1.23	$0.31
Loss from discontinued operations	$(0.08)	$(0.02)	$0.00

Net income	$0.01	$1.21	$0.31
Net income per share—diluted
Income from continuing operations	$0.09	$0.99	$0.30
Loss from discontinued operations	$(0.08)	$(0.01)	$0.00

Net income	$0.01	$0.98	$0.30
Weighted-average number of common shares outstanding:
Basic	41,707	35,276	34,306
Diluted	43,229	46,457	35,860

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amounts		Shares	Amounts
	(In thousands)
Balance at January 29, 2005	39,399	$394	$154,693	(5,172)	$(23,362)	$(54,641)	$(120)	$76,964

Exercises under option program	120	1	458					459
Exercises of warrants	105	1	547					548
Acceleration of stock options			202					202
Board of Directors compensation	12	—	76					76
Issuance of options to related party for professional services			201					201
Accumulated other comprehensive loss- foreign currency							(53)	(53)
Net income						10,760		10,760

Total comprehensive income								10,707

Balance at January 28, 2006	39,636	$396	$156,177	(5,172)	$(23,362)	$(43,881)	$(173)	$89,157

Repurchase of common stock				(1,514)	(15,208)			(15,208)
Conversion of subordinated convertible notes due 2024	8,896	90	91,285					91,375
Exercises under option program	1,133	11	5,810					5,821
Exercises of warrants	1,185	12	3,456					3,468
Stock option compensation expense			777					777
Board of Directors compensation	10	—	106					106
Valuation allowance reversal attribute to stock options			522					522
Issuance of options to related party for professional services		—	201					201
Accumulated other comprehensive income (loss):
Cumulative effect of the adoption of FAS 158 related to the Pension Plan							(1,111)	(1,111)
Foreign currency							306	306
Net income						42,632		42,632

Total comprehensive income								42,938

Balance at February 3, 2007	50,860	$509	$258,334	(6,686)	$(38,570)	$(1,249)	$(978)	$218,046

Repurchase of common stock				(4,191)	(49,407)			(49,407)
Exercises under option program	358	4	2,006					2,010
Exercises of warrants	1,029	10	8,740					8,750
Stock option compensation expense			2,121					2,121
Board of Directors compensation	20	—	153					153
Accumulated other comprehensive income (loss):
Unrecognized loss associated with Pension Plan							(741)	(741)
Foreign currency							595	595
Net income						414		414

Total comprehensive income								268

Balance at February 2, 2008	52,267	$523	$271,354	(10,877)	$(87,977)	$(835)	$(1,124)	$181,941

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006

	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(In thousands)
Cash flows from operating activities:
Net income	$414	$42,632	$10,760
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	2,034	670	—
Amortization of deferred gain on sale leaseback	(1,466)	(1,465)	—
Provision for employment contract terminations	—	1,200	—
Provision for impairment of assets—discontinued operations	1,478	—	—
Depreciation and amortization	17,408	15,057	12,737
Non-cash interest costs associated with debt conversions	—	208	—
Other non-cash expenses, principally related to debt redemption costs	—	—	969
Gain on sale of businesses	—	(1,483)	—
Deferred taxes	1,855	(23,511)	(3,071)
Loss from disposal of property and equipment	51	363	488
Stock option compensation	2,121	777	—
Issuance of common stock to Board of Directors	153	106	248
Issuance of common stock to related party	—	201	—
Issuance of common stock for professional services	—	—	201
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	436	255	(581)
Inventories	(4,405)	(22,620)	(11,688)
Prepaid expenses and other current assets	1,012	(7,901)	1,687
Other assets	533	(475)	(374)
Accounts payable	(1,181)	7,263	1,077
Accrued liabilities for severance, store closings and impairment charges	(995)	(30)	—
Income taxes	(4,217)	296	342
Accrued expenses and other liabilities	(3,493)	544	4,037

Net cash provided by operating activities	11,738	12,087	16,832

Cash flows from investing activities:
Additions to property and equipment, net	(21,377)	(22,676)	(15,656)
Net proceeds from sale-leaseback of corporate headquarters	—	55,937
Proceeds from disposal of property and equipment	—	—	—
Proceeds from sale of businesses	502	2,570	—
Payment of earn-out provision for Rochester acquisition	(1,333)	(1,333)
Acquisitions, net of cash acquired	—	(2,980)	—

Net cash provided by (used for) investing activities	(22,208)	31,518	(15,656)

Cash flows from financing activities:
Net borrowings (repayments) under credit facility	32,449	(28,858)	18,076
Proceeds from the issuance of long-term debt, net of commissions and offering costs	19,496	—	—
Principal payments on long-term debt	(2,860)	(9,071)	(5,403)
Prepayment of long-term debt	—	—	(14,243)
Proceeds from the exercise of warrants	8,750	3,468	548
Net payment of premiums associated with prepayment of long-term debt	—	—	(806)
Repurchase of common stock	(49,407)	(15,208)	—
Proceeds from the exercise of stock options under option program	2,010	5,821	489

Net cash provided by (used for) financing activities	10,438	(43,848)	(1,339)

Net decrease in cash and cash equivalents	(32)	(243)	(163)
Cash and cash equivalents:
Beginning of the year	5,325	5,568	5,731

End of the year	$5,293	$5,325	$5,568

Non-cash transaction
Conversion of 5% convertible notes to common stock		$91,375
Deferred gain on sale-leaseback		$29,308

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 2, 2008

A. Summary of Significant Accounting Policies

Nature of Business

Casual Male Retail Group, Inc. (“Company”) is the largest specialty retailer of big & tall men’s apparel. The Company operates under the trade names of Casual Male XL, Casual Male XL Outlets, Rochester Big & Tall Clothing, B & T Factory Direct, Shoes XL and Living XL. At February 2, 2008, the Company operated 462 Casual Male XL retail and outlet stores located throughout the United States, 26 Rochester Big & Tall stores located in major U.S. cities and one store in London, England. The Company also operates a direct business which includes several catalogs and e-commerce sites to support its brands and product extensions.

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

Certain amounts for fiscal 2006 have been reclassified to conform to the current year presentation as a result of discontinued operations, see Note J.

Segment Reporting

The Company reports its operations as one reportable segment, Big & Tall Men’s Apparel, which consists of its two operating segments—Casual Male and Rochester. The Company considers its operating segments to be similar in terms of economic characteristic, production processes and operations, and have therefore aggregated them into a single reporting segment. The operating results and assets of the Company’s new direct business, Living XL, is immaterial.

Fiscal Year

The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal years 2007, 2006 and 2005 ended on February 2, 2008, February 3, 2007 and January 28, 2006, respectively. Fiscal 2006 was a 53-week period. Fiscal 2007 and 2005 were 52-week periods.

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

The revaluation of inventory using the weighted-average cost method approximated the Company’s inventory valuation under the previous FIFO retail method; accordingly, the impact of the change was not material to the financial statements for fiscal 2006. Subsequent to fiscal 2006, the Company identified an inventory valuation difference which was deemed immaterial to the prior periods presented and which was recorded in the fourth quarter of fiscal 2007 as part of the total inventory charge of $6.1 million discussed in Note N.

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

Below is a table showing the changes in the carrying value of the Company’s goodwill and intangible assets from February 3, 2007 to February 2, 2008:

	February 3, 2007	Additions		Amortization	February 2, 2008
	(in thousands)
Goodwill	$60,636	$24	(1)	$—	$60,660
Trademarks	33,200	—		—	33,200
Other intangibles	2,334	—		(343)	1,991

(1)	Represents an adjustment to the initial goodwill recognized as part of the Company’s acquisition during the third quarter of fiscal 2006 of SuperSize World.

At least annually, during the fourth quarter, the Company evaluates goodwill, based on two separate operating segments, its Casual Male business and its Rochester business, by comparing the current carrying value of goodwill with the fair value of the net assets of the Company. The goodwill assigned to each operating segment represents the initial purchase price allocation to goodwill as a result of their respective acquisitions. The Company also performs an impairment analysis and records an impairment charge for any intangible assets with a carrying value in excess of its fair value. The Company will write off the amount of any goodwill or intangible in excess of its fair value. At February 2, 2008, the Company determined that there was no impairment of goodwill.

Other intangibles, which include customer lists and non-compete agreements, are the only intangible assets with defined lives, which range from 3 to 16 years based on each asset’s estimated economic useful life.

Accumulated amortization was $1.3 million at February 2, 2008 and $1.0 million at February 3, 2007. Amortization expense for other intangible assets for the next five fiscal years is as follows:

FISCAL YEAR	(in thousands)
2008	$316
2009	$316
2010	$316
2011	$316
2012	$269

Pre-opening Costs

In accordance with Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities,” the Company expenses all pre-opening costs for its stores as incurred.

Advertising Costs

The Company expenses in-store advertising costs as incurred. Direct response advertising costs, which consist of catalog production and postage costs, are deferred and amortized over the period of expected direct marketing revenues, which is less than one year. Direct response costs which were deferred at February 2, 2008 and February 3, 2007 were $2.9 million and $2.0 million, respectively. Advertising expense, which is included in selling, general and administrative expenses, was $34.4 million, $30.9 million and $28.6 million for fiscal 2007, 2006 and 2005, respectively.

Revenue Recognition

Revenue from the Company’s retail store operation is recorded upon purchase of merchandise by customers, net of an allowance for sales returns and allowances. Revenue from the Company’s catalog and e-commerce operations is recognized at the time a customer order is shipped.

Foreign Currency Translation

At February 2, 2008, the Company operates a direct business with Sears Canada and one Rochester Big & Tall Clothing store located in London, England. During fiscal 2007, the Company also operated 12 Sears Canada stores which were all closed by the end of fiscal 2007. Assets and liabilities of these stores are translated into U.S. dollars at the exchange rates in effect at each balance sheet date. Stockholders’ equity is translated at applicable historical exchange rates. Income, expense and cash flow items are translated at average exchange rates during the period. Resulting translation adjustments are reported as a separate component of stockholders’ equity.

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

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(in thousands)
Net Income:
Net Income—Basic	$414	$42,632	$10,760
Add back interest costs, tax effected, assuming Conversion of convertible notes(1)	—	2,769	—

Net income—Diluted	$414	$45,401	$10,760

Weighted Average Shares Outstanding:
Basic weighted-average common shares outstanding	41,707	35,276	34,306
Stock options and warrants	1,522	2,542	1,554
Shares issued upon conversion of convertible notes at $10.65 per share	—	8,639	—

Diluted weighted-average shares outstanding	43,229	46,457	35,860

(1)	Shares issuable upon the conversion of the convertible notes of 9.4 million for fiscal 2005 were excluded from the calculation of diluted earnings per share because they were anti-dilutive to earnings using the “if-converted” method. The convertible notes were fully converted during fiscal 2006.

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each year because the exercise price of such options and warrants was greater than the average market price per share of common stock for the respective periods or the impact of FAS 123R primarily related to unearned compensation. Convertible notes for fiscal 2005 were also excluded as discussed above in note 1 to the table:

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(in thousands, except exercise prices)
Options	1,594	735	1,430
Warrants	—	—	1,888
Convertible notes at $10.65/share	—	—	8,897
Ranges of exercise prices of such options, warrants and convertible notes	$7.52 – $12.35	$9.27 – $11.15	$6.66 – $10.65

Stock-based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) in fiscal 2006, using the modified prospective method which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), and requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may differ from the Company’s current estimates. Prior periods have not been restated to incorporate the stock-based compensation charge.

For fiscal 2007, the Company recognized total compensation expense of $2.1 million, or approximately $1.2 million after tax. Of the total compensation expense of $2.1 million, approximately $0.3 million is reflected in discontinued operations. The total compensation cost related to non-vested awards not yet recognized is approximately $2.9 million which will be expensed over a weighted average remaining life of 20 months. For fiscal 2006, the Company recognized total compensation expense of $0.8 million, or approximately $0.5 million after tax.

Fair Value Disclosures- Prior to SFAS 123R adoption

Had compensation costs for fiscal 2005 related to the Company’s grants for stock-based compensation been determined consistent with SFAS No. 123, the Company’s net income and net income per share would have been as follows:

(in thousands, except per share amounts)
Net income—as reported	$10,760
Reversal of acceleration charge under APB 25	30
Compensation expense	(821)
Charge for acceleration of options using fair value	(2,863)

Net income—pro forma	$7,106

Net income per share—basic as reported	$0.31
Net income per share—basic pro-forma	$0.21

Net income per share—diluted as reported	$0.30
Net income per share—diluted pro-forma	$0.20

Valuation Assumptions for Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2007, 2006 and 2005:

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Expected volatility	40.0%	45.0%	65.0%
Risk-free interest rate	4.07%-4.85%	4.48%-5.02%	3.88%-4.48%
Expected life	2.0-4.5	3.0-4.5	4.5
Dividend rate	—	—	—
Weighted average fair value of options granted	$3.62	$3.82	$3.76

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

During the third quarter of fiscal 2007, the Company recorded an impairment charge of $1.4 million related to the Company’s decision to exit its Jared M. operations. The charge of $1.4 million is included as part of discontinued operations for fiscal 2007. No impairment charge was recorded in fiscal 2006 and the recorded impairment for fiscal 2005 was immaterial.

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB No.157, Fair Value Measurements (“FAS 157”). The purpose of FAS 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective beginning in the first quarter of fiscal 2008. The Company is currently assessing whether adoption of FAS 157 will have an impact on its financial statements.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115, (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective January 1, 2008. The Company has evaluated the impact of FAS 159 and believes it will not significantly impact the consolidated financial statements.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations, (“FAS 141R”), which changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. FAS 141R is effective January 1, 2009, and will be applied prospectively. The impact of adopting FAS 141R will depend on the nature and terms of future acquisitions.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”), which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. FAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity. FAS 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company is currently evaluating the impact of FAS 160 on its consolidated financial statements.

B. Property and Equipment

Property and equipment consisted of the following at the dates indicated:

	February 2, 2008	February 3, 2007
	(in thousands)
Furniture and fixtures	$37,659	$36,919
Equipment	12,121	5,698
Leasehold improvements	24,682	20,611
Hardware and software	32,445	29,376
Construction in progress	2,004	2,504

	108,911	95,108
Less accumulated depreciation	46,755	36,045

Total property and equipment	$62,156	$59,063

Depreciation expense related to continuing operations for fiscal 2007, 2006 and 2005 was $16.9 million, $14.4 million and $11.7 million, respectively. Depreciation expense for fiscal 2007 excludes depreciation expense recorded in discontinued operations of $0.2 million. The depreciation expense recorded in discontinued operations for fiscal 2006 was de minimis.

C. Debt Obligations

Credit Agreement with Bank of America, N.A.

On December 20, 2007, the Company amended its credit facility (the “Credit Facility”) with Bank of America, N.A. by executing the Third Amendment to Fifth Amended and Restated Loan and Security Agreement (the “Third Amendment”). The Third Amendment extends the Company’s current Last Out Advance Percentage, as defined in the Third Amendment, of 10% through, but excluding, December 28, 2008. On and after December 28, 2008, the Last Out Advance Percentage will be 5%. The Third Amendment also permits the formation of new wholly-owned subsidiaries, which will directly or indirectly own 100% membership in CMRG Apparel, LLC.

The Credit Facility provides for a total commitment of $110 million comprised of (i) a $100 million revolving credit facility which includes a sublimit of $20 million for commercial and standby letter of credits and a sublimit of up to $15 million for SwingLine Loans and (ii) a $10 million “Last Out” revolving credit facility, which will be subordinate to the $100 million revolving credit facility. If at any time our Excess Availability Ratio, as defined in the Credit Facility, is less than 50%, the Company’s borrowings must first be made from the “Last Out” revolving credit facility before borrowing from the $100 million revolving credit facility. Borrowings under the Credit Facility bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”) and vary depending on our levels of excess availability. The maturity date of the Credit Facility is October 29, 2011.

The Company’s obligations under the Credit Facility are secured by a lien on all of its assets. The Credit Facility includes certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company. The Company was in compliance with all debt covenants under the Credit Facility at February 2, 2008.

At February 2, 2008, the Company had borrowings outstanding under the Credit Facility of $41.0 million and outstanding standby letters of credit of $2.7 million and documentary letters of credit of $1.9 million. Average borrowings outstanding under this facility during fiscal 2007 were approximately $50.6 million, resulting in an average unused excess availability of approximately $44.6 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

The fair value of amounts outstanding under the Credit Facility approximates the carrying value at February 2, 2008 and February 3, 2007. At the Company’s option, any portion of the outstanding borrowings can be converted to LIBOR-based contracts; the remainder bears interest based on prime. At February 2, 2008, the prime-based borrowings interest rate was 6.00%. The Company had outstanding LIBOR contracts for approximately $33.0 million of the $41.0 million outstanding with interest rates ranging from 4.30% - 6.01%.

Long-Term Debt

Components of long-term debt are as follows (in thousands):

	February 2, 2008	February 3, 2007
Secured Notes	$17,324	$—
5% senior subordinated notes due 2007	—	688
Total long-term debt	17,324	688

Less: current portion of long-term debt	(4,874)	(688)

Long-term debt, less current portion	$12,450	$—

Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC

On July 20, 2007, the Company entered into a Master Loan and Security Agreement (the “Master Agreement”) with Banc of America Leasing & Capital, LLC (“BALC”) for equipment financing. In conjunction with the Master Agreement, the Company entered into an Equipment Security Note (the “First Secured Note”), whereby it borrowed an aggregate of $17.4 million from BALC. The First Secured Note is due July 20, 2011.

On January 16, 2008, the Company entered into a second Equipment Security Note (the “Second Secured Note”) pursuant to the same terms and provisions of the Master Agreement, whereby it borrowed an additional $2.1 million. The Second Secured Note is due January 16, 2012.

Both secured notes accrue interest at a per annum rate of 1.75% plus the rate of interest equal to the 30-day published LIBOR rate. Principal and interest, in arrears, are payable monthly, commencing one month after issuance of such note. The Company is subject to a prepayment penalty on both secured notes equal to 1% of the prepaid principal until the first anniversary of the respective secured note, 0.5% of the prepaid principal from the first day after the first anniversary through the end of the second anniversary and no prepayment penalty thereafter. At February 2, 2008, the outstanding balance of the secured notes was $17.3 million.

Both notes are secured by a security interest in all of the Company’s rights, title and interest in and to certain equipment. The Master Agreement includes certain debt covenants similar to, and no more restrictive than, those under the Company’s Credit Facility with Bank of America, N.A. The Company was in compliance with all debt covenants under the Master Agreement at February 2, 2008.

5% senior subordinated notes due 2007

During the first quarter of fiscal 2007, the Company made its last principal payment in the amount of $687,500 on its 5% senior subordinated notes due 2007 outstanding. These notes were issued in May 2002 through a private placement with the Kellwood Company, with whom the Company also has a product sourcing agreement.

Long-term debt maturities

Annual maturities of long-term debt for the next five fiscal years are as follows:

(in thousands)
Fiscal 2008	$4,874
Fiscal 2009	4,874
Fiscal 2010	4,874
Fiscal 2011	2,702
Fiscal 2012	—

The Company paid interest and fees on all the above described debt obligations totaling $4.8 million, $6.1 million and $9.6 million for fiscal 2007, fiscal 2006 and 2005, respectively.

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

As of February 2, 2008, the Company has net operating loss carryforwards of $56.5 million for federal income tax purposes and $45.5 million for state income tax purposes that are available to offset future taxable income, subject to certain annual usage limitations, through fiscal year 2025. As a result of the Casual Male acquisition and the issuance of additional equity in fiscal 2002, the utilization of approximately $19.9 million of the $56.5 million in federal net operating losses is subject to an annual limitation of approximately $4.8 million per year. Additionally, the Company has alternative minimum tax credit carryforwards of $2.3 million, which are available to further reduce income taxes over an indefinite period.

Included in the net operating loss carryforwards for both federal and state income tax is approximately $4.2 million relating to disqualifying dispositions of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid in capital.

Realization of the Company’s deferred tax assets, which relate principally to federal net operating loss carryforwards, which expire from 2019 through 2025, is dependent on generating sufficient taxable income in the near term. In fiscal years 2001 and 2002, the Company established a full valuation allowance against its deferred tax assets due to the uncertainty at that time of generating future taxable income, based on its historical losses in those years. Since that time, the Company has transformed itself, through acquisitions and divestures, from an operator of Levi’s®/Dockers® outlet stores to the market leader of men’s big & tall apparel. Since the Company acquired Casual Male in fiscal 2002, its big & tall business has been profitable from an operating perspective. Further, with the acquisition of Rochester Big & Tall Clothing in October 2004, which was immediately accretive to the Company’s business, the Company has gained another market tier of the industry now attracting the higher end target customers.

During the fourth quarter of fiscal 2005, the Company reversed $3.1 million of its deferred tax valuation allowance and recorded a benefit to income tax expense.

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

Accordingly, in fiscal 2006, the Company reversed $31.0 million of the deferred tax valuation allowance and recorded an income tax benefit of $30.5 million. The remaining $0.5 million of the reversal was credited to additional paid-in capital as it related to previous benefits realized in connection with stock options. The income tax benefit of $30.5 million was partially offset by $8.9 million of income tax provisions of current year earnings. Fiscal 2005 included a net benefit of $2.7 million, which consisted of a benefit of $3.1 million for the reversal of a portion of the valuation allowance offset by $342,000 of taxes related to foreign taxes and income tax audit adjustments. At February 2, 2008, the Company has a valuation allowance of $1.3 million for losses associated with its Canada operations and certain state net operating losses, the benefit of which may not be recognized due to short carryforward periods.

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

Pursuant to FIN 48, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At February 2, 2008 and February 3, 2007, the Company had no material unrecognized tax benefits based on the provisions of FIN 48.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 1997, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for fiscal 2007.

The components of the net deferred tax assets as of February 2, 2008 and February 3, 2007 are as follows (in thousands):

	February 2, 2008	February 3, 2007
Deferred tax assets—current:
Inventory reserves	$5,420	$4,460
Gain on sale-leaseback	579	579
Accrued expenses	2,886	1,858

Net deferred tax assets—current	$8,885	$6,897

Deferred tax assets—non current:
Gain on sale-leaseback	9,841	10,419
Gain on sale of LPI	357	876
Rabbi trust	150
Lease accruals	2,145	1,796
Net operating loss carryforward	21,123	21,430
Foreign tax credit carryforward	303	84
Amounts included in accumulated other comprehensive loss	1,209	725
Alternative minimum tax credit Carryforward	2,269	2,237

Subtotal	37,397	37,567
Deferred tax liabilities—non current
Excess of tax over book depreciation/amortization	(1,279)	(1,971)
Tax-deductible goodwill	(15,119)	(12,924)

Subtotal	(16,398)	(14,895)

Net deferred tax asset—non current	20,999	22,672

Total deferred assets	29,884	29,569
Valuation allowance	(1,267)	(1,288)

Net deferred tax assets	$28,617	$28,281

The provision (benefit) for income taxes from continuing operations consists of the following:

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(in thousands)
Current:
Federal and state	$806	$2,303	$276
Foreign	111	108	66

	917	2,411	342

Deferred:
Federal and state	2,078	(23,511)	(3,071)
Foreign	(223)	—	—

	1,855	(23,511)	(3,071)

Total provision	2,772	(21,100)	$(2,729)

The following is a reconciliation between the statutory and effective income tax rates in dollars:

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(in thousands)
Federal income tax at the statutory rate	$2,344	$7,771	$2,731
State income and other taxes, net of federal tax benefit	322	1,205	—
Permanent items	73	78	59
Change in valuation allowance	(21)	(30,501)	(6,108)
Other, net	54	347	589

Provision (benefit) for income tax from continuing operations	$2,772	$(21,100)	$(2,729)

The Company made tax payments of $2.1 million, $2.2 million and $471,000 for fiscal years 2007, 2006 and 2005, respectively.

E. Commitments And Contingencies

At February 2, 2008, the Company was obligated under operating leases covering store and office space, automobiles and certain equipment for future minimum rentals as follows:

Total
Fiscal Year	(in thousands)
2008	$48,432
2009	42,741
2010	35,379
2011	30,929
2012	25,893
Thereafter	116,130

$299,504

In addition to future minimum rental payments, many of the store leases include provisions for common area maintenance, mall charges, escalation clauses and additional rents based on a percentage of store sales above designated levels.

Amounts charged to operations for all occupancy costs, automobile and leased equipment expense were $53.0 million, $50.8 million and $46.9 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

During the first quarter of fiscal 2006, as part of a sale-leaseback transaction with a subsidiary of Spirit Finance Corp. (“Spirit”), the Company entered into a twenty-year lease agreement for its corporate headquarters and distribution center whereby the Company agreed to lease the property it sold to Spirit back for an annual rent of $4.6 million. The Company realized a gain of approximately $29.3 million on the sale of this property, which has been deferred and is being amortized over the initial 20 years of the related lease agreement. At the end of the initial term, the Company will have the opportunity to extend the Lease Agreement for six additional successive periods of five years. In addition, on February 1, 2011, the fifth anniversary of the Lease Agreement, and for every fifth anniversary thereafter, the base rent will be subject to a rent increase not to exceed the lesser of 7% or a percentage based on changes in the Consumer Price Index. Accordingly, the Company’s annual rent of $4.6 million will be offset each lease year by $1.5 million related to the amortization of this deferred gain. This lease commitment, excluding the impact of the gain, is included in the above table of expected future minimum rentals obligations.

F. Equity

Issuance of Warrants

The following table summarizes the activity of the Company’s outstanding warrants for fiscal 2007:

	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)
Warrants outstanding at beginning of year	2,087,412	$7.41
Warrants issued	—	—
Warrants canceled	—	—
Warrants exercised	(1,029,412)	8.50

Warrants outstanding at end of year	1,058,000	$6.36	2.8 years	$—
Vested and expected to vest at end of year	1,058,000	$6.36	2.8 years	$—
Warrants exercisable at end of year	1,058,000	$6.36	2.8 years	$—

The total intrinsic value of warrants exercised was $3.4 million, $8.2 million and $16,000 for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

The above warrants were issued in connection with two separate private placements of subordinated notes in fiscal 2002 and fiscal 2003. In total, the Company issued 4,073,871 warrants with a total fair value of $15.2 million at the respective dates of grant. The fair value was reflected as a component of stockholders’ equity as a discount on the debt and was initially amortized over the term of the corresponding debt until the Company prepaid both series of subordinated notes in fiscal 2003 and fiscal 2004, at which time the unamortized value of the warrants was written off.

Stock Repurchase Program

During fiscal 2006, the Company’s Board of Directors adopted a $75 million stock repurchase program, which was scheduled to terminate on December 31, 2007. On January 9, 2008, the Board of Directors extended this repurchase program authorizing the Company to continue to repurchase the $24.1 million remaining under the program. The repurchases may be made through open market and privately negotiated transactions pursuant to Rule 10b-18 of the Exchange Act. The stock repurchase program will expire on December 31, 2008 but may be terminated earlier at any time without prior notice. Through February 2, 2008, the Company has repurchased approximately 4.3 million shares for an aggregate price of $50.9 million pursuant to this program. Approximately 4.1 million of these shares were purchased during fiscal 2007 at an aggregate cost of $48.8 million.

During the second quarter of fiscal 2007, the Company received from an employee 47,617 shares of its common stock with a value of $0.6 million as payment upon stock options exercises.

At February 2, 2008, the Company has a total of 10.9 million shares of repurchased stock at an aggregate cost of $88.0 million which is reported by the Company as treasury stock and is reflected as a reduction in stockholders’ equity.

G. Stock Options

Through July 31, 2006, the Company had one share-based compensation plan, the 1992 Stock Incentive Plan (the “1992 Plan”). At the Company’s 2006 Annual Meeting of Stockholders held on July 31, 2006, the Company’s stockholders approved the adoption of the 2006 Incentive Compensation Plan (the “2006 Plan”). As a result of such approval, no further grants could be made under the 1992 Plan. The terms of the 2006 Plan provide for grants of stock options, stock appreciation rights, or SARs, restricted stock, deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the terms of the 2006 Plan, 2,500,000 shares of common stock are available for the granting of awards; provided, however, that the maximum number of shares available for the granting of awards other than stock options and SARs cannot exceed 1,250,000 shares.

The 2006 Plan is administered by the Compensation Committee, all of the members of which are non-employee directors who qualify as independent under the listing standards of the Nasdaq Global Select Market. The Compensation Committee makes all determinations with respect to amounts and conditions covering awards. Options are not granted at a price less than fair value on the date of the grant. Options granted to employees and executives typically vest over three years and options granted to non-employee directors vest over two years. Options expire ten years from the date of grant.

Stock Option Activity-2006 Plan

The following table summarizes stock option activity under the 2006 Plan for fiscal 2007:

	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)
Outstanding at beginning of year	115,000	$11.15
Options granted	766,004	$11.10
Options canceled	10,000	$7.52
Options exercised	—	—

Outstanding at end of year	871,004	$11.15	8.9 years	$—
Vested and expected to vest at end of year	865,604	$11.15	8.9 years	$—
Options exercisable at end of year	147,143	$11.00	8.9 years	$—

Excluded from the above table are 18,677 unrestricted shares which were issued from the 2006 Plan to non-employee directors as payment for director fees totaling $152,929 during fiscal 2007.

Stock Option Activity-1992 Plan

The following table summarizes stock option activity under the 1992 Plan for fiscal 2007:

	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)
Outstanding at beginning of year	3,794,024	$6.43
Options granted	—	—
Options canceled	(53,666)	6.95
Options exercised	(320,800)	5.44

Outstanding at end of year	3,419,558	$6.51	6.2 years	$1,039
Vested and expected to vest at end of year	3,417,558	$6.51	6.2 years	$1,039
Options exercisable at end of year	2,984,560	$6.12	5.9 years	$1,039

The total intrinsic value of options exercised was $1.7 million, $5.3 million and $0.4 million for fiscal 2007, 2006 and 2005, respectively.

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

	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)
Outstanding at beginning of year	1,012,814	$2.99
Options granted	—	—
Options canceled	—	—
Options exercised	(1,688)	1.44

Outstanding at end of year	1,011,126	$2.99	3.5 years	$2,013
Vested and expected to vest at end of year	1,011,126	$2.99	3.5 years	$2,013
Options exercisable at end of year	1,011,126	$2.99	3.5 years	$2,013

The total intrinsic value of options exercised outside of the Company’s 1992 Plan and 2006 Plan was $19,000 and $0.8 million for fiscal 2007 and fiscal 2006, respectively. There were no such exercises during fiscal 2005.

Long-Term Performance Share Bonus Plan

In fiscal 2005, the Company adopted a Long-Term Performance Share Bonus Plan pursuant to which certain key members of senior management were eligible to participate. Pursuant to the plan, if the Company achieved certain operating income targets by the end of fiscal 2007, each participant in the plan would be entitled to receive restricted shares of the Company’s common stock, valued at 75% to 120%, depending of the target level achieved, of the participant’s cumulative salary during the incentive period of fiscal 2005-2007 (discounted at a rate of 30%, 70% or 90% depending on the participant’s respective tier level). The Company did not achieve the operating income targets set in fiscal 2005 and accordingly, no shares of restricted stock were issued.

H. RELATED PARTIES

Seymour Holtzman and Jewelcor Management, Inc.

Seymour Holtzman, the Chairman of the Board of Directors of the Company, is compensated by the Company both directly (as an executive officer of the Company) and indirectly (as the president and chief executive officer and, together with his wife, indirect majority shareholders of Jewelcor Management Inc. (“JMI”)). Since October 1999, the Company has had an ongoing consulting agreement with JMI to provide the Company with services as may be agreed upon between JMI and the Company. Mr. Holtzman, who has been the Company’s Chairman of the Board since April 11, 2000, is the beneficial holder of approximately 12.5% of the outstanding common stock of the Company.

Pursuant to the consulting agreement, which was most recently amended in May 2007, Mr. Holtzman, both directly and indirectly through JMI, receives in aggregate annual consulting and employment compensation of $575,000, payable in cash, with no further stock options awards or participation in the Company’s performance-based cash incentive programs. The consulting agreement is for a fixed two-year term which will expire on April 28, 2009.

In February 2007, the Compensation Committee of the Board of Directors granted to Mr. Holtzman an option to purchase 136,427 shares of our common stock at an exercise price of $12.35, the closing price of our common stock on the date of grant. The grant date fair value of the award was $594,822 and the options vest ratably over three years with the first one-third vesting on the first anniversary of the date of grant.

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

The following table sets forth the Pension Plan’s funded status at February 2, 2008 and February 3, 2007:

	February 2, 2008	February 3, 2007
	(in thousands)
Change in benefit obligation:
Balance at beginning of period	$14,972	$17,895
Benefits and expenses paid	(521)	(777)
Service and interest costs	789	905
Settlements	(2,405)	(2,437)
Actuarial (gain) loss	839	(614)

Balance at end of year	$13,674	$14,972

Change in fair value of plan assets
Balance at beginning of period	$16,355	$18,395
Actual return on plan assets	403	1,174
Employer contributions	—	—
Settlements	(2,405)	(2,437)
Benefits and expenses paid	(521)	(777)

Balance at end of period	$13,832	$16,355

Reconciliation of Funded Status
Projected benefit obligation	$13,674	$14,972
Fair value of plan assets	13,832	16,355

Funded Status	158	1,383
Unrecognized actuarial loss	—	—

Net amount recognized at year end	$158	$1,383

Total plan expense and other amounts recognized in accumulated other comprehensive loss for the year ended February 2, 2008 and February 3, 2007 include the following components:

	February 2, 2008	February 3, 2007
	(in thousands)
Interest cost on projected benefit obligation	$789	$906
Expected return on plan assets	(1,192)	(1,318)
Unrecognized loss	403	412
Recognized actuarial (gain) loss	—	—

Net pension benefit	$—	$—

Other changes in plan assets and benefit obligations recognized in other comprehensive loss (in thousands):
–Increase in accumulated other comprehensive loss (before taxes of $484) to reflect change in funded status, which consists entirely of net actuarial loss	$1,225

Assumptions used to determine the benefit obligations as of February 2, 2008 and February 3, 2007 include a discount rate of 5.75% for both fiscal 2007 and fiscal 2006. Assumptions used to determine the net periodic benefit cost for the years ended February 2, 2008 and February 3, 2007 included a discount rate of 5.75% for both fiscal 2007 and fiscal 2006.

The expected long term rate of return for both the benefit obligation and the net periodic benefit cost was assumed to be 8.00% for fiscal 2007 and fiscal 2006. The expected long-term rate of return assumption was developed considering historical and future expectations for returns for each asset class.

Estimated Future Benefit Payments

The estimated future benefits for the next ten fiscal years are as follows:

Fiscal Year	(in thousands)
2008	$473
2009	522
2010	531
2011	590
2012	656
2013-2018	4,010

The Company’s target asset allocation for fiscal 2008 and its asset allocation at February 2, 2008 and February 3, 2007 were as follows, by asset category:

	Target allocation	Percentage of plan assets at
Asset category:	Fiscal 2008	February 2, 2008	February 3, 2007
Equity securities	70.00%	49.27%	59.46%
Debt securities	20.00%	38.86%	26.83%
Insurance contracts	10.00%	11.87%	13.71%

Total	100.00%	100.00%	100.00%

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

The following table sets forth the Supplemental Plan’s funded status at February 2, 2008 and February 3, 2007:

	February 2, 2008	February 3, 2007
	(in thousands)
Change in benefit obligation:
Balance at beginning of period	$540	$509
Benefits and expenses paid	(27)	(17)
Actuarial loss	7	19
Service and interest costs	31	29

Balance at end of year	$551	$540

Change in fair value of plan assets
Balance at beginning of period	$—	$—
Employer contributions	27	17
Benefits and expenses paid	(27)	(17)

Balance at end of year	—	—

Projected benefit obligation	$551	$540

Reconciliation of Funded Status
Projected benefit obligation	$551	$540
Unrecognized loss	—	—
Fair value of plan assets	—	—

Underfunded Status	$(551)	$(540)

Assumptions used to determine the benefit obligations as of February 2, 2008 and February 3, 2007 included a discount rate of 5.75% for both fiscal 2007 and fiscal 2006. Assumptions used to determine the net periodic benefit cost for the years ended February 2, 2008 and February 3, 2007 included a discount rate of 5.75% for fiscal 2007 and fiscal 2006.

Defined Contribution Plan

The Casual Male 401(k) plan covers all eligible employees who have completed six months of service. Under this plan, the Company may provide matching contributions up to a stipulated percentage of employee contributions. The expenses of the plan are fully funded by the Company; and the matching contribution, if any, is established each year by the Board of Directors. For fiscal 2007, the matching contribution by the Company was set at 50% of contributions by eligible employees up to a maximum of 6% of salary.

Non-Qualified Deferred Compensation Plan

The Company has a Non-Qualified Deferred Compensation Plan which was started in fiscal 2006 for the primary purpose of providing deferred compensation for a select group of management or highly compensated employees of the Company (the “Participants”). Participants may defer up to 80% of their compensation. Participants will be 100% vested in all of the amounts they defer as well as in the earnings attributable to each participant’s deferred account. The Company has established a Rabbi Trust to provide funding for benefits payable under this plan.

The Company recognized $904,908, $933,941 and $938,424 of expense under these plans in fiscal 2007, 2006 and 2005, respectively.

J. Discontinued Operations

During the fourth quarter of fiscal 2007, the Company exited its Jared M. operations. The Company purchased Jared M. in May 2006 in an effort to expand upon the custom clothing business and develop a direct sales capability within its Rochester business, which would cater to a very discriminating and select customer base. At the same time, the Company planned to expand the Jared M. direct sales force to further penetrate Jared’s existing business which catered to professional athletes and other high-profile clients. As a result, the Company decided to exit its Jared M. operations.

As a result of this decision, during the third and fourth quarters of fiscal 2007, the Company recorded a total non-cash charge of $2.6 million relating to the impairment of fixed assets, the write-down of inventory and the write-off of certain other asset accounts. Of the $2.6 million charge, approximately $1.1 million related to the write-down of inventory and is included in discontinued operations as a reduction of gross margin for fiscal 2007. The remaining $1.5 million related to the impairment of long-lived assets, accounts receivables and other assets is included in discontinued operations as a “provision for impairment of assets” for fiscal 2007.

Subsequent to the end of fiscal 2007, on February 19, 2008, the Company sold its Jared M. business to a third party for a cash purchase price of $250,000. The Company does not expect to recognize any material gain or loss.

The following table summarizes the results from discontinued operations from the Jared M. business for fiscal 2007 and fiscal 2006:

	Fiscal 2007	Fiscal 2006
	(in millions)
Sales	$3.1	$2.1
Gross margin	0.4	0.9
Selling, general and administrative expenses	(4.5)	(2.1)
Provision for impairment of assets	(1.5)	—
Depreciation and amortization	(0.2)	—

	(5.8)	(1.2)
Benefit from income taxes	2.3	0.5

Loss from discontinued operations	$(3.5)	$(0.7)

K. Acquisitions

SuperSizeWorld

During the third quarter of fiscal 2006, the Company acquired SuperSizeWorld, a direct-to-consumer business specializing in the selling of select unique, high quality products which help larger people maintain a more comfortable lifestyle. The types of products sold by SuperSizeWorld, at its website www.SuperSizeWorld.com, include bathroom accessories, health and beauty items, medical products, sports and outdoor accessories, patio furniture, travel accessories and other household items. The Company paid a purchase price of approximately $400,000 and recognized goodwill of $322,000. During the first quarter of fiscal 2007, we changed the name to Living XL and launched the newly designed and updated website www.livingXL.com, and in the second quarter we launched the Living XL catalog.

L. Sale of LP Innovations, Inc.

During the first quarter of fiscal 2006, the Company sold its loss prevention subsidiary, LP Innovations, Inc. (“LPI”), to a private equity group for a purchase price of $5.2 million. The Company received $3.0 million of the purchase price in cash at the closing and entered into a note for the remaining purchase price of $2.2 million. The note requires LPI to make quarterly payments to the Company commencing on the first anniversary of the note. The Company recognized an initial gain on the sale of LPI in the amount of $1.5 million which was recognized as “other income” for fiscal 2006. Due to the uncertainty regarding the collection of the note, the Company fully reserved the balance of the note on the Consolidated Balance Sheet and recognizes income on the note when realizability is assured. For fiscal 2007, the Company recognized $0.5 million as “other income.”

M. Provision for Termination of Employment Contracts

In the third quarter of fiscal 2006, the Company terminated certain employment agreements with Rochester management as part of its plan to integrate the remaining San Francisco-based Rochester operations into its headquarters in Canton, Massachusetts. In connection with this decision to terminate these agreements, the Company incurred a charge of $1.2 million in the third quarter of fiscal 2006 to accrue its remaining obligations pursuant to these employees’ employment agreements. At February 2, 2008, approximately $175,000 remains outstanding. Below is a table showing the changes in the reserve balance from February 3, 2007 to February 2, 2008 (in thousands):

	Balance at Beginning of Year	Net Provision (Benefit)	Charges/ Write-offs	Balance At End Year
Provision for severance	$1,170	—	$(995)	$175

N. Selected Quarterly Data (Unaudited)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	FULL YEAR
	(In Thousands, Except Per Share Data)
FISCAL YEAR 2007
Sales	$110,631	$113,529	$106,097	$133,871	$464,128
Gross margin	50,624	52,830	46,530	55,989	205,973
Operating income	3,258	5,761	(1,942)	3,433	10,510
Income from continuing operations	1,553	2,898	(1,858)	1,333	3,926
Loss from discontinuing operations, net of tax(1)	(429)	(425)	(1,963)	(695)	(3,512)
Net income (loss)(2)	1,124	2,473	(3,821)	638	414
Earnings per share—basic	$0.03	$0.06	$(0.09)	$0.02	$0.01
Earnings per share—diluted	$0.03	$0.06	$(0.09)	$0.02	$0.01

FISCAL YEAR 2006
Sales	$102,864	$111,393	$106,430	$144,706	$465,393
Gross margin	45,004	50,412	46,874	69,347	211,637
Operating income	2,395	7,144	714	16,303	26,556
Income from continuing operations	1,387	3,519	(498)	38,894	43,302
Loss from discontinued operations, net of tax(1)	—	(118)	(346)	(206)	(670)
Net income (loss)(3)	1,387	3,401	(844)	38,688	42,632
Earnings per share—basic	$0.04	$0.10	$(0.02)	$1.05	$1.21
Earnings per share—diluted(4)	$0.04	$0.09	$(0.02)	$0.83	$0.98

(1)	During the fourth quarter of fiscal 2007, the Company exited its Jared M. operations and recorded a charge of $2.6 million during the fourth quarter related to inventory and impairment charges. The operating results of Jared M. for fiscal 2007 and fiscal 2006 have been reclassed to discontinued operations. See Note J- Discontinued Operations for a full discussion of discontinued operations.
(2)	Results for the fourth quarter of fiscal 2007 include a charge to gross margin for the write-down of inventory of approximately $6.1 million, of which approximately $2.7 million relates to excess merchandise with the remaining amount related to the correction of freight and other inventory adjustments which were deemed immaterial to the prior periods presented.

(3)	Results for the first quarter of fiscal 2006 include other income (expense) of $1.1 million related to the initial gain on the sale of LPI of $1.5 million offset partially by $0.4 million of unrelated non-operating expenses, primarily related to legal costs. Results for the third quarter of fiscal 2006 include a charge of $1.2 million related to the costs incurred for the early termination of certain employment contracts. Results for the fourth quarter of fiscal 2006 include an income tax benefit of $30.5 million related to the reversal of the Company’s income tax valuation allowance. See Note D- Taxes.
(4)	Diluted earnings per share for the fourth quarter and fiscal year 2006 include the impact of the Company’s convertible notes. Such notes had an anti-dilutive effect for the first three quarters of fiscal 2006. The convertible notes were fully redeemed and converted into shares of common stock during fiscal 2006.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 2, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 2, 2008, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

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

Management assessed the design and effectiveness of our internal control over financial reporting as of February 2, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework.

Based on management’s assessment and those criteria, management determined that we maintained effective internal control over financial reporting as of February 2, 2008.

As indicated in its Attestation Report included below, Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this report, has attested to the effectiveness of our internal control over financial reporting as of February 2, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Casual Male Retail Group, Inc.

We have audited Casual Male Retail Group Inc.’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Casual Male Retail Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Casual Male Retail Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Casual Male Retail Group Inc. as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended February 2, 2008 of Casual Male Retail Group, Inc. and our report dated March 24, 2008 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Boston, Massachusetts

March 24, 2008

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 2, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III.

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to this Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended February 2, 2008 in connection with our 2008 Annual Meeting of Stockholders.

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended February 2, 2008

Item 11. Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended February 2, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended February 2, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended February 2, 2008.

Item 14. Principal Accounting Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended February 2, 2008.

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

15(a)(3) Exhibits

The list of exhibits required by this Item 15(a)(3) is set forth in the “Index to Exhibits” beginning on page 75 of this Annual Report.

INDEX TO EXHIBITS

Exhibits
3.1	Restated Certificate of Incorporation of the Company, as amended (included as Exhibit 3.1 to Amendment No. 3 of the Company’s Registration Statement on Form S-1 (No. 33-13402), and incorporated herein by reference).*

3.2	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated June 22, 1993 (included as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on June 18, 1996, and incorporated herein by reference).*

3.3	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated August 8, 2002 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on September 17, 2002, and incorporated herein by reference).*

3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company establishing Series A Junior Participating Cumulative Preferred Stock dated May 1, 1995 (included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on May 3, 1996, and incorporated herein by reference).*

3.5	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series B Convertible Preferred Stock dated May 14, 2002 (included as Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

3.6	By-Laws of the Company, as amended (included as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on December 12, 2000, and incorporated herein by reference).*

4.1	Indenture, dated as of November 18, 2003, between the Company and U.S. Bank National Association, as Trustee (included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).*

10.1	1992 Stock Incentive Plan, as amended (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).*

10.2	Casual Male Retail Group, Inc. 2006 Incentive Compensation Plan (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2006, and incorporated herein by reference).*

10.3	Form of Non-Qualified Option Agreement for the Chairman and Executive Officers (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2006, and incorporated herein by reference).*

10.4	Form of Incentive Stock Option Agreement for the Chairman and Executive Officers (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2006, and incorporated herein by reference).*

10.5	Form of Non-Qualified Option Agreement for Non-Employee Directors (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2006, and incorporated herein by reference).*

10.6	Casual Male Retail Group, Inc. Non-Qualified Deferred Compensation Plan -Memorandum of Understanding between the Company and certain of its top paid executives effective November 1, 2006 as amended.

10.7	Fifth Amended and Restated Loan and Security Agreement dated December 28, 2006, by and among Bank of America, N.A., as Administrative Agent and Collateral Agent, the Lenders identified therein, the Company, as Borrowers’ Representative, and the Company and CMRG Apparel, LLC. (formerly Designs Apparel, Inc.), as Borrowers (included as Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on April 2, 2007, and incorporated herein by reference).*

Exhibits
10.8	First Amendment to Fifth Amended and Restated Loan and Security Agreement dated July 11, 2007 by and among the Company and Bank of America, N.A. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 23, 2007, and incorporated herein by reference).*

10.9	Second Amendment to Fifth Amended and Restated Loan and Security Agreement dated July 20, 2007 by and among the Company and Bank of America, N.A. (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 23, 2007, and incorporated herein by reference).*

10.10	Third Amendment to Fifth Amended and Restated Loan and Security Agreement dated December 20, 2007 by and among the Company and Bank of America, N.A. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2007, and incorporated herein by reference).*

10.11	Master Loan and Security Agreement dated July 20, 2007 between the Company and Banc of America Leasing & Capital, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2007, and incorporated herein by reference).*

10.12	Equipment Security Note Number 17608-70001 to the Master Loan and Security Agreement dated July 20, 2007 between the Company and Banc of America Leasing & Capital, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2007, and incorporated herein by reference).*

10.13	Equipment Security Note Number 17608-70002 to the Master Loan and Security Agreement dated January 16, 2008 between the Company and Banc of America Leasing & Capital, LLC

10.14	Form of Warrant issued to the Initial Purchasers under the Note Agreement (included as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference).*

10.15	Consulting Agreement dated as of October 28, 1999 between the Company and Jewelcor Management, Inc. (included as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on April 28, 2000, and incorporated herein by reference).*

10.16	Consulting Agreement, dated April 29, 2000 between the Company and Jewelcor Management, Inc. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 31, 2007, and incorporated herein by reference).*

10.17	Extension to Consulting Agreement, dated as of April 28, 2001, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on September 18, 2001, and incorporated herein by reference).*

10.18	Extension to Consulting Agreement, dated as of April 28, 2002, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed on June 18, 2002, and incorporated herein by reference).*

10.19	Extension to Consulting Agreement, dated as of April 29, 2003, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on May 5, 2003, and incorporated herein by reference).*

10.20	Amendment to Consulting Agreement, effective as of May 1, 2003, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference).*

10.21	Amendment to Consulting Agreement, dated as of August 26, 2004, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2004, and incorporated herein by reference).*

Exhibits
10.22	Amendment to Consulting Agreement, effective May 9, 2005, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2005, and incorporated herein by reference).*

10.23	Letter Agreement dated May 26, 2006 between the Company and Jewelcor Management, Inc. (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 30, 2006, and incorporated herein by reference).*

10.24	Amendment to Consulting Agreement dated as of May 30, 2007, effective April 29, 2007, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2007, and incorporated herein by reference).*

10.25	Employment Agreement dated as of March 31, 2000 between the Company and David A. Levin (included as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on April 28, 2000, and incorporated herein by reference).*

10.26	First Amendment to Employment Agreement dated April 10, 2001 between the Company and David A. Levin (included as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on June 19, 2001, and incorporated herein by reference).*

10.27	Second Amendment to Employment Agreement dated as of January 10, 2003 between the Company and David A. Levin (included as Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on May 5, 2003, and incorporated herein by reference).*

10.28	Third Amendment to Employment Agreement, dated as of July 9, 2003, between the Company and David A. Levin (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference).*

10.29	Fourth Amendment to Employment Agreement dated as of June 29, 2004 between the Company and David A. Levin (included as Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on April 11, 2005, and incorporated herein by reference).*

10.30	Letter Agreement dated May 26, 2006 between the Company and David A. Levin (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 30, 2006, and incorporated herein by reference).*

10.31	Sixth Amendment to Employment Agreement, dated May 29, 2007, and effective as of May 1, 2007, between the Company and David A. Levin (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 31, 2007, and incorporated herein by reference).*

10.32	Employment Agreement dated as of August 14, 2000 between the Company and Dennis R. Hernreich (included as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed on September 12, 2000, and incorporated herein by reference).*

10.33	First Amendment to Employment Agreement dated April 25, 2001 between the Company and Dennis R. Hernreich (included as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed on June 19, 2001, and incorporated herein by reference).*

10.34	Second Amendment to Employment Agreement dated as of January 10, 2003 between the Company and Dennis R. Hernreich (included as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on May 5, 2003, and incorporated herein by reference).*

10.35	Third Amendment to Employment Agreement, dated as of July 9, 2003, between the Company and Dennis R. Hernreich (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference).*

10.36	Fourth Amendment to Employment Agreement, dated as of June 29, 2004, between the Company and Dennis R. Hernreich (included as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on April 11, 2005, and incorporated herein by reference).*

Exhibits
10.37	Letter Agreement dated May 26, 2006 between the Company and Dennis R. Hernreich (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 30, 2006, and incorporated herein by reference).*

10.38	Sixth Amendment to Employment Agreement, dated May 29, 2007, and effective as of May 1, 2007, between the Company and Dennis R. Hernreich (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 31, 2007, and incorporated herein by reference).*

10.39	Employment Agreement between the Company and Ric Della Bernarda dated January 1, 2006 (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 24, 2007, and incorporated herein by reference).*

10.40	Employment Agreement between the Company and Wayne Diller dated January 30, 2006 (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 24, 2007, and incorporated herein by reference).*

10.41	Employment Agreement between the Company and Walter E. Sprague dated August 22, 2007 (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 24, 2007, and incorporated herein by reference).*

10.42	Employment Agreement between the Company and Jack R. McKinney dated September 14, 2007 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2007, and incorporated herein by reference).*

10.43	Employment Agreement between the Company and Sheri A. Knight dated March 21, 2008.

10.44	Senior Executive Performance – Based Cash Bonus Plan for Fiscal 2007 between the Company and Mr. McKinney (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 31, 2007, and incorporated herein by reference).*

10.45	Senior Executive Performance – Based Cash Bonus Plan for Fiscal 2007 between the Company and Mr. Sprague (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 31, 2007, and incorporated herein by reference).*

10.46	Asset Purchase Agreement entered into as of May 2, 2002, by and among the Company and Casual Male Corp. and certain subsidiaries (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

10.47	Amended and Restated Note Agreement, dated as of April 26, 2002, and amended and restated as of May 14, 2002, among the Company, certain subsidiaries of the Company and the purchasers identified therein (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

10.48	Form of Warrant to Purchase Shares of Common Stock (aggregating 787,500 shares) (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

10.49	Form of Warrant to Purchase Shares of Common Stock (aggregating 927,500 shares) (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

10.50	Form of Warrant to Purchase Shares of Common Stock (aggregating 1,176,471 shares) (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

10.51	Registration Rights Agreement entered into as of April 26, 2002, by and between the Company and the persons identified therein (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).*

Exhibits
10.52	Purchase Agreement dated November 12, 2003 by and between the Company and Thomas Weisel Partners LLC (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).*

10.53	Registration Rights Agreement dated November 18, 2003 by and between the Company and Thomas Weisel Partners LLC (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).*

10.54	Form of Warrant to Purchase Shares of Common Stock (aggregating 500,000 shares) (included as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed on September 17, 2002, and incorporated herein by reference).*

10.55	Asset Purchase Agreement by and among the Company and Rochester Big & Tall Clothing, Inc., dated as of August 18, 2004 (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2004, and incorporated herein by reference).*

10.56	Contribution Agreement dated January 30, 2006 by and among the Company, Spirit SPE Canton, LLC and Spirit Finance Acquisitions, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference).*

10.57	Membership Interest Purchase Agreement dated January 30, 2006 by and between the Company and Spirit Finance Acquisitions, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference).*

10.58	Lease Agreement dated February 1, 2006 by and between the Company and Spirit SPE Canton, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference).*

10.59	Buying Agency Agreement effective November 16, 2005 by and between Designs Apparel, Inc. and Li & Fung (included as Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed March 31, 2006, and incorporated herein by reference).*

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.
March 26, 2008
By:	/s/ DAVID A. LEVIN
David A. Levin President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated, on March 26, 2008.

Signatures

/s/ DAVID A. LEVIN	President and Chief Executive Officer (Principal Executive Officer)
David A. Levin

/s/ DENNIS R. HERNREICH Dennis R. Hernreich	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ SHERI A. KNIGHT Sheri A. Knight	Senior Vice President of Finance and Corporate Controller (Principal Accounting Officer)

/s/ SEYMOUR HOLTZMAN	Chairman of the Board of Directors
Seymour Holtzman

/s/ ALAN S. BERNIKOW	Director
Alan S. Bernikow

/s/ JESSE H. CHOPER	Director
Jesse H. Choper

/s/ WARD K. MOONEY	Director
Ward K. Mooney

/s/ GEORGE T. PORTER, JR.	Director
George T. Porter, Jr.

/s/ MITCHELL S. PRESSER	Director
Mitchell S. Presser

/s/ ROBERT L. SOCKOLOV	Director
Robert L. Sockolov