Form 10-Q
period 2008-05-03
CASUAL MALE RETAIL GROUP INC
filed 2008-05-23
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period
Ended May 3, 2008	Commission File Number 0-15898

CASUAL MALE RETAIL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

(781) 828-9300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of May 18, 2008 was 41,403,202.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	May 3, 2008	February 2, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,381	$5,293
Accounts receivable	2,499	2,813
Inventories	123,558	117,787
Deferred income taxes	8,107	8,885
Prepaid expenses and other current assets	13,708	11,503

Total current assets	154,253	146,281

Property and equipment, net of accumulated depreciation and amortization	60,733	62,156

Other assets:
Goodwill	60,660	60,660
Other intangible assets	35,112	35,191
Deferred income taxes	20,420	19,732
Other assets	1,316	1,341

Total assets	$332,494	$325,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,874	$4,874
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	29,153	34,187
Income taxes payable	—	—
Accrued expenses and other current liabilities	24,100	23,808
Notes payable	53,996	40,978

Total current liabilities	113,588	105,312

Long-term liabilities:
Deferred gain on sale-leaseback, net of current portion	24,546	24,912
Long-term debt, net of current portion	11,231	12,450
Other long-term liabilities	643	746

Total liabilities	150,008	143,420

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding at May 3, 2008 and February 2, 2008	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 52,280,480 and 52,266,840 shares issued at May 3, 2008 and February 2, 2008, respectively	523	523
Additional paid-in capital	271,879	271,354
Accumulated deficit	(739)	(835)
Treasury stock at cost, 10,877,439 shares at May 3, 2008 and February 2, 2008	(87,977)	(87,977)
Accumulated other comprehensive loss	(1,200)	(1,124)

Total stockholders’ equity	182,486	181,941

Total liabilities and stockholders’ equity	$332,494	$325,361

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	May 3, 2008	May 5, 2007
Sales	$107,642	$110,631

Cost of goods sold, including occupancy	59,303	60,007

Gross profit	48,339	50,624

Expenses:
Selling, general and administrative	43,320	43,342
Depreciation and amortization	4,168	4,024

Total expenses	47,488	47,366

Operating income	851	3,258

Other income, net	130	138
Interest expense, net	(821)	(807)

Income from continuing operations before income taxes	160	2,589

Provision for income taxes	64	1,036

Income from continuing operations	96	1,553
Loss from discontinued operations, net of taxes	—	(429)

Net income	$96	$1,124

Net income per share – basic
Income from continuing operations	$0.00	$0.04
Loss from discontinued operations	$0.00	$(0.01)
Net income per share – basic	$0.00	$0.03

Net income per share – diluted
Income from continuing operations	$0.00	$0.04
Loss from discontinued operations	$0.00	$(0.01)
Net income per share – diluted	$0.00	$0.03

Weighted average number of common shares outstanding
- basic	41,391	42,191
- diluted	41,692	44,383

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 3, 2008	May 5, 2007
Cash flows from operating activities:
Net income	$96	$1,124
Adjustments to reconcile net income to net cash used for operating activities:
Loss from discontinued operations, net of tax	—	429
Depreciation and amortization	4,168	4,057
Amortization of deferred gain from sale-leaseback	(366)	(366)
Issuance of common stock to Board of Directors	61	49
Stock based compensation expense	464	426
Loss from disposal of property and equipment	98	—

Changes in operating assets and liabilities:
Accounts receivable	184	159
Inventories	(5,771)	(8,155)
Prepaid expenses	(2,178)	660
Other assets	(4)	(37)
Accounts payable	(5,036)	(4,476)
Income taxes payable	63	521
Accrued expenses and other current liabilities	115	(5,792)

Net cash used for operating activities	(8,106)	(11,401)

Cash flows from investing activities:
Additions to property and equipment	(2,735)	(4,711)
Net proceeds from sale of subsidiary, LP Innovations, Inc.	130	138

Net cash used for investing activities	(2,605)	(4,573)

Cash flows from financing activities:
Net borrowings under credit facility	13,018	47,071
Principal payments on long-term debt	(1,219)	(688)
Repurchase of common stock	—	(38,343)
Issuance of common stock under option program and warrants	—	9,262

Net cash provided by financing activities	11,799	17,302

Net change in cash and cash equivalents	1,088	1,328
Cash and cash equivalents:
Beginning of the period	5,293	5,325

End of the period	$6,381	$6,653

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended May 3, 2008

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total
	Shares	Amounts		Shares	Amounts
Balance at February 2, 2008	52,267	$523	$271,354	(10,877)	$(87,977)	$(835)	$(1,124)	$181,941

Stock-based compensation expense			464					464
Board of Directors compensation	13	—	61					61
Other comprehensive loss- foreign currency							(76)	(76)
Net income						96		96

Total comprehensive income								20

Balance at May 3, 2008	52,280	$523	$271,879	(10,877)	$(87,977)	$(739)	$(1,200)	$182,486

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC,

Notes to Consolidated Financial Statements

1. Basis of Presentation

In the opinion of management of Casual Male Retail Group, Inc., a Delaware corporation (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company’s audited consolidated financial statements for the fiscal year ended February 2, 2008 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 26, 2008.

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

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2008 is a 52-week period ending on January 31, 2009. Fiscal 2007 was a 52-week period ending on February 2, 2008.

Prior Year Reclassifications

Results for the first quarter of fiscal 2007 have been restated to reflect the operating results of the Company’s Jared M. business as discontinued operations. See Note 5, “Discontinued Operations.”

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

For the first three months of fiscal 2008 and fiscal 2007, the Company recognized total compensation expense of $0.5 million and $0.4 million, respectively. The total compensation cost related to non-vested awards not yet recognized as of May 3, 2008 is approximately $3.3 million which will be expensed over a weighted average remaining life of 22.9 months.

Valuation Assumptions for Stock Options

For the first three months of fiscal 2008 and fiscal 2007, 570,000 and 458,387 stock options were granted, respectively. The weighted-average exercise price of the 570,000 stock options was $4.51 per share. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants for the three months ended May 3, 2008 and May 5, 2007:

	May 3, 2008	May 5, 2007
Expected volatility	45.0%	40.0%
Risk-free interest rate	2.39%	4.50%-4.53%
Expected life	3.5-4.5 yrs	3.0 yrs.
Dividend rate	—	—

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

There were no material exercises of options or warrants during the first quarter of fiscal 2008.

2. Debt

Credit Agreement with Bank of America Retail Group, Inc.

At May 3, 2008, the Company had outstanding borrowings of $54.0 million under its credit facility, as most recently amended December 20, 2007, with Bank of America, N.A. (the “Credit Facility”). The maturity date of the Credit Facility is October 29, 2011. Outstanding standby letters of credit were $2.7 million and outstanding documentary letters of credit were $1.1 million. Average monthly borrowings outstanding under this facility during the first three months of fiscal 2008 were approximately $50.6 million, resulting in an average unused excess availability of approximately $47.6 million. Unused excess availability at May 3, 2008 was $46.9 million. The Company’s obligations under the Credit Facility are secured by a lien on all of its assets. The Company is not subject to any financial covenants pursuant to this Credit Facility.

The fair value of amounts outstanding under the Credit Facility approximates the carrying value at May 3, 2008. At the Company’s option, any portion of the outstanding borrowings can be converted to LIBOR-based contracts; the remainder bears interest based on prime. At May 3, 2008, the prime-based interest rate was 5.00%. The Company had approximately $49.0 million of its outstanding borrowings in LIBOR-based contracts with interest rates ranging from 3.71% to 5.46%. The LIBOR-based contracts expire at various dates between May 4, 2008 and May 26, 2008.

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

Both secured notes accrue interest at a per annum rate of 1.75% plus the rate of interest equal to the 30-day published LIBOR rate. Principal and interest, in arrears, are payable monthly, commencing one month after issuance of such note. At May 3, 2008, the outstanding balance of the secured notes was $16.1 million.

Both notes are secured by a security interest in all of the Company’s rights, title and interest in and to certain equipment. The Company is not subject to any financial covenants pursuant to the Master Agreement.

3. Equity

Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended
	May 3, 2008	May 5, 2007
(in thousands)
Common Stock Outstanding
Basic weighted average common shares outstanding	41,391	42,191
Common Stock Equivalents -Stock options and warrants	301	2,192

Diluted weighted average common shares outstanding	41,692	44,383

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period because the exercise price of such options and warrants was greater than the average market price per share of common stock for the respective periods.

	For the three months ended
	May 3, 2008	May 5, 2007
(in thousands, except exercise prices)
Options	4,533	1,193
Warrants	1,058	—
Range of exercise prices of such options and warrants	$4.35 - $12.35	$9.27 - $12.35

The above options, which were outstanding and out-of-the-money at May 3, 2008, expire from June 14, 2011 to October 22, 2017.

4. Income Taxes

At May 3, 2008, the Company had total gross deferred tax assets of approximately $29.7 million, with a corresponding valuation allowance of $1.2 million. These tax assets principally relate to federal net operating loss carryforwards that expire from 2018 through 2024 and to a lesser extent book/tax timing differences. The valuation allowance is for losses associated with the Company’s Canada operations and certain state net operating losses, the benefit of which may not be recognized due to short carryforward periods.

The Company complies with FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to FIN 48, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At May 3, 2008, the Company had no material unrecognized tax benefits based on the provisions of FIN 48.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 1997, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the first three months of fiscal 2008.

5. Discontinued Operations

During the fourth quarter of fiscal 2007, the Company exited its Jared M. operations, and therefore results for the first quarter of fiscal 2007 have been restated to reflect the operating results of the Company’s Jared M. business as discontinued operations.

During the first quarter of fiscal 2008, the Company sold its Jared M. business to a third party for a cash purchase price of $250,000. No material gain or loss was recognized on the sale.

The following table summarizes the results from discontinued operations from the Jared M. business for the first quarter of fiscal 2007:

(in millions)	Fiscal 2007
Sales	$0.7
Gross margin	0.3
Selling, general and administrative expenses	(1.0)
Depreciation and amortization	—

(0.7)
Benefit from income taxes	0.3

Loss from discontinued operations, net of taxes	$(0.4)

6. Accounting Pronouncements

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from such forward-looking statements. We encourage readers to refer to Part I, Item 1A of our Annual Report on Form 10-K for the year ended February 2, 2008, filed with the Securities and Exchange Commission on March 26, 2008, which identifies certain risks and uncertainties that may have an impact on our future earnings and the direction of our Company.

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

BUSINESS SUMMARY

Casual Male Retail Group, Inc. together with our subsidiaries (the “Company”) is the largest specialty retailer of big & tall men’s apparel with retail operations throughout the United States, Canada and London, England. We operate 466 Casual Male XL retail and outlet stores, 26 Rochester Big & Tall stores and a direct to consumer business, which includes several catalogs and e-commerce sites.

Unless the context indicates otherwise, all references to “we,” “ours,” “our,” “us” and “the Company” refer to Casual Male Retail Group, Inc. and its consolidated subsidiaries. We refer to our fiscal years which end on February 2, 2008 and February 3, 2007 as “fiscal 2008” and “fiscal 2007,” respectively.

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

RESULTS OF OPERATIONS

Financial Summary

Our net income for the first quarter fiscal 2008 was $96,000, or $0.00 per diluted share, as compared to $1.1 million, or $.03 per diluted share, for the first quarter of fiscal 2007. As we had expected, our decrease in earnings from last year for the first quarter were the result of our sales shortfall. Customer traffic to our retail and direct channels continues to be negatively impacted by the current economic environment. However, our sales productivity as measured by customer conversion and dollars per transaction has improved in the first quarter helping to moderate the lower customer traffic.

Although we were not able to produce sales growth during the first quarter, we were able to maintain our merchandise margins and control our selling, general and administrative (“SG&A”) costs, while still working on investing in our marketing campaigns and growing our direct businesses.

Given that the first quarter results were in line with our expectations, we anticipate that our fiscal 2008 earnings will still approximate $0.25-$0.30 per diluted share. During this fiscal year, we expect to increase our market share by:

•

intensifying our goal of improving market share by increasing our marketing spend to almost 8% of sales, up from just over 7% in fiscal 2007. This increase will support the mass media marketing campaign which is planned for the second quarter of fiscal 2008, without compromising our traditional direct mail campaigns;

•	increasing focus on customer service by providing better sales training and development tools to our sales associates to enhance our customer experience;

•	improving upon our methodology of planning and allocating appropriate assortments to each store, considering the demographics and lifestyle tendencies of each store location;

•	continuing to grow our direct businesses, including Living XL, Shoes XL and B&T Factory Direct; and

•	launching our primary brands, Casual Male XL and Rochester, on web sites in the European Union in the third quarter of fiscal 2008.

Sales

For the first quarter of fiscal 2008, sales of $107.6 million were down slightly when compared to sales of $110.6 million for the first quarter of fiscal 2007. The sales shortfall of $3.0 million was primarily driven by a decrease in our comparable sales of 2.0%, which includes a comparable sales decrease of 4.7% from our core businesses. Our non-core businesses, which include Living XL, Shoes XL and B&T Factory Direct, generated sales of $3.6 million for the first quarter of fiscal 2008 as compared to $0.5 million for last year’s first quarter.

Our retail channel had a comparable decrease of 4.1% for the first quarter which was partially offset by an increase of 9.4% from our direct channel businesses. During the first quarter, our sales productivity in our retail channel, as measured by customer conversion rate and dollars per transaction, improved by approximately 5% partially offsetting the negative customer traffic trends.

In May and June 2008, we will be launching our new mass media campaign. Our intent is that this media blitz will attract a new customer to our stores and direct businesses. We will be focusing our advertising on our “XL” size customers who may not presently shop Casual Male XL.

Given the uncertainty in the retail market, for fiscal 2008 we anticipate that our sales will approximate $470 to $480 million, based on comparable sales from our core businesses of between flat to -2.0%.

Gross Profit Margin

For the first quarter of fiscal 2008, our gross margin rate, inclusive of occupancy costs, was 44.9% as compared to a gross margin rate of 45.8% for the first quarter of fiscal 2007. The decrease in gross margin rate, was the result of a 90 basis point increase in occupancy costs as a percentage of sales. This increase is due partly to increased costs associated with four new store openings during the first quarter of fiscal 2008 as well as the impact of occupancy, as a percentage, on a lower sales base. Merchandise margins remained the same for the first quarter of fiscal 2008 as compared to last year.

We anticipate that our gross margins for fiscal 2008 will be approximately 50 basis points over fiscal 2007 gross margin levels, with the improvement expected in the second half of the year.

Selling, General and Administrative Expenses

SG&A expenses for the first quarter of fiscal 2008 were 40.2% of sales as compared to 39.2% for the first quarter of fiscal 2007. On a dollar basis, our SG&A costs were flat compared to the prior year’s first quarter. During the first quarter of fiscal 2008, SG&A costs for our non-core businesses increased $1.7 million over the prior year. This increase was largely offset by improved productivity in our distribution center and by overall cost savings in our corporate overhead.

For fiscal 2008, we expect our SG&A levels to approximate $180.0 million as compared to $178.1 million in fiscal 2007. Although strong expense control will be a priority for us in fiscal 2008, it will also be important that we invest our SG&A dollars into our key marketing and merchandising initiatives as discussed above.

Interest Expense, Net

Net interest expense was $0.8 million for the first quarter of fiscal 2008 and fiscal 2007. Although average borrowings for the first quarter of fiscal 2008 are higher than the prior year, our average interest rate costs are lower due to reduced interest rates. Our average interest rate at the end of the first quarter of fiscal 2008 approximated 4.5% compared to approximately 7.0% at the end of the first quarter of fiscal 2007. See our Liquidity and Capital Resources discussion below.

Income Taxes

Based on net operating loss carryforwards available to us, we expect that cash payments for taxes will continue to be minimal at this time. At May 3, 2008, our total gross deferred tax assets were approximately $29.7 million, with a corresponding valuation allowance of $1.2 million. These tax assets principally relate to federal net operating loss carryforwards that expire through 2024. The valuation allowance of $1.2 million is for losses associated with our Canadian operations and certain state net operating losses, the benefit of which may not be recognized due to short carryforward periods.

Net Income

For the first quarter of fiscal 2008, we had net income of $96,000, or $0.00 per diluted share, as compared to net income of $1.1 million, or $0.03 per diluted share, for the first quarter of fiscal 2007. The results for the first quarter of fiscal 2007, included a loss from discontinued operations of $0.4 million, or $(0.01) per diluted share, related to our Jared M. business, which we exited in the fourth quarter of fiscal 2007. See Note 5 to the Consolidated Financial Statements for more information.

Inventory

At May 3, 2008, total inventory was $123.6 million compared to $117.8 million at February 2, 2008 and $122.7 million at May 5, 2007.

Inventory at the end of the first quarter of fiscal 2008 increased 4.9% as compared to February 2, 2008 and increased less than 1.0% compared to May 5, 2007. The increase in inventory during the first quarter represents seasonal inventory buildup for our spring season which was less in the first quarter of 2008 compared to last year’s 7% increase during the first quarter of 2007. We expect to reduce inventory levels by the end of the year by at least 10%.

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

For the first three months of fiscal 2008, cash used by operating activities was $8.1 million as compared to $11.4 million for the corresponding period of the prior year. The improvement in cash flow from operating activities was primarily due to the timing of cash flow of our working capital accounts, such as inventory purchases.

In addition to cash flow from operations, our other primary source of working capital is our credit facility with Bank of America, N.A. (the “Credit Facility”) for a total commitment of $110 million. The maturity date of the Credit Facility is October 29, 2011. Borrowings under the Credit Facility bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”) and vary depending on our levels of excess availability. Our Credit Facility is described in more detail in Note 2 to the Notes to the Consolidated Financial Statements.

We had outstanding borrowings under the Credit Facility at May 3, 2008 of $54.0 million. Outstanding standby letters of credit were $2.7 million and outstanding documentary letters of credit were $1.1 million. Average monthly borrowings outstanding under this facility during the first three months of fiscal 2008 were approximately $50.6 million, resulting in an average unused excess availability of approximately $47.6 million. Unused excess availability at May 3, 2008 was $46.9 million. Our obligations under the Credit Facility are secured by a lien on all of our assets.

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

Both secured notes accrue interest at a per annum rate of 1.75% plus the rate of interest equal to the 30-day published LIBOR rate. Principal and interest, in arrears, are payable monthly on each note, commencing one month after issuance of such note. We are subject to a prepayment penalty on both secured notes equal to 1% of the prepaid principal until the first anniversary of the respective secured note, 0.5% of the prepaid principal from the first day after the first anniversary through the end of the second anniversary and no prepayment penalty thereafter. At May 3, 2008, the outstanding balance of the secured notes was $16.1 million.

Both notes are secured by a security interest in all of our rights, title and interest in and to certain equipment.

Stock Repurchase Program

During fiscal 2006, our Board of Directors adopted a $75 million stock repurchase program, which was scheduled to terminate on December 31, 2007. On January 9, 2008, our Board of Directors extended this repurchase program authorizing us to continue to repurchase the approximately $24.1 million remaining under the program. The repurchases may be made through open market and privately negotiated transactions pursuant to Rule 10b-18 of the Exchange Act. The stock repurchase program will expire on December 31, 2008, but may be terminated earlier at any time without prior notice. Through May 3, 2008, we have repurchased approximately 4.3 million shares for an aggregate price of $50.9 million pursuant to this program. No repurchases were made during the first three months of fiscal 2008.

Capital Expenditures

The following table sets forth the stores opened and related square footage at May 3, 2008 and May 5, 2007, respectively:

	At May 3, 2008		At May 5, 2007
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
Casual Male XL	466	1,616	473	1,635
Rochester Big & Tall	26	216	22	201
Sears Canada	—	—	12	14

Total Stores	492	1,832	510	1,850

Total cash outlays for capital expenditures for the first three months of fiscal 2008 were $2.7 million as compared to $4.7 million for the first three months of fiscal 2007. Below is a summary of store openings and closings since February 2, 2008:

	Casual Male	Rochester Big &Tall	Total stores
At February 2, 2008	462	26	488
New outlet stores	1	—	1
New retail stores	4	—	4
Closed stores	(1)	—	(1)

At May 3, 2008	466	26	492

We expect our total capital expenditures for fiscal 2008 will be approximately $11.5 million, of which $5.9 million relates to capital for new stores, relocations and remodels. The budget also includes approximately $3.4 million for system enhancements, including our inventory integration project. Included in store expansion are funds to relocate approximately 10 of our existing Casual Male XL retail stores at an estimated $150,000 for each location.

For the remainder of fiscal 2008, we intend to open two new Casual Male XL retail stores, one Casual Male XL outlet store and one Rochester Big & Tall store. We also expect to close 7 existing Casual Male XL retail and outlet stores as their respective leases expire.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended February 2, 2008 filed with the SEC on March 26, 2008.

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires October 29, 2008, bear interest at variable rates based on Bank of America’s prime rate or the LIBOR. At May 3, 2008, the interest rate on our prime based borrowings was 5.00%. Approximately $49.0 million of our outstanding borrowings were in LIBOR contracts with interest rates ranging between 3.71% and 5.46%. Based upon a sensitivity analysis as of May 3, 2008, assuming average outstanding borrowing during the first three months of fiscal 2008 of $50.6 million, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $253,000.

Foreign Currency

Our Sears Canada catalog operations conduct business in Canadian dollars and our Rochester Big & Tall Clothing store located in London, England conducts business in British pounds. If the value of the Canadian dollar or the British pound against the U.S. dollar weakens, the revenues and earnings of these operations will be reduced when they are translated to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of May 3, 2008, sales from our Sears Canada operations and our London Rochester Big & Tall store were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse affect on our financial position or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 3, 2008. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 3, 2008, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended May 3, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe that the resolution of these matters will not have an adverse impact on our operations or financial position.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended February 2, 2008 filed with the SEC on March 26, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Employment Agreement between the Company and Wayne P. Diller dated April 28, 2008.

10.2	Employment Agreement between the Company and H. James Metscher dated March 28, 2008.

10.3	Employment Agreement between the Company and Robert S. Molloy dated February 4, 2008.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.

Date: May 23, 2008	By:	/S/ SHERI A. KNIGHT
Sheri A. Knight
Senior Vice President of Finance and Corporate Controller