Form 10-Q
period 2008-08-02
CASUAL MALE RETAIL GROUP INC
filed 2008-08-22
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 2, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The number of shares of common stock outstanding as of August 15, 2008 was 41,413,015.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	August 2, 2008	February 2, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,643	$5,293
Accounts receivable	2,503	2,813
Inventories	112,742	117,787
Deferred income taxes	8,105	8,885
Prepaid expenses and other current assets	12,144	11,503

Total current assets	141,137	146,281
Property and equipment, net of accumulated depreciation and amortization	60,794	62,156
Other assets:
Goodwill	62,336	60,660
Other intangible assets	36,807	35,191
Deferred income taxes	19,195	19,732
Other assets	1,255	1,341

Total assets	$321,524	$325,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,874	$4,874
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	29,125	34,187
Accrued expenses and other current liabilities	21,313	23,808
Notes payable	44,896	40,978

Total current liabilities	101,673	105,312
Long-term liabilities:
Deferred gain on sale-leaseback, net of current portion	24,180	24,912
Long-term debt, net of current portion	10,013	12,450
Other long-term liabilities	590	746

Total liabilities	136,456	143,420

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding at August 2, 2008 and February 2, 2008	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 52,290,620 and 52,266,840 shares issued at August 2, 2008 and February 2, 2008, respectively	523	523
Additional paid-in capital	272,607	271,354
Retained earnings (accumulated deficit)	1,148	(835)
Treasury stock at cost, 10,877,439 shares at August 2, 2008 and February 2, 2008	(87,977)	(87,977)
Accumulated other comprehensive loss	(1,233)	(1,124)

Total stockholders’ equity	185,068	181,941

Total liabilities and stockholders’ equity	$321,524	$325,361

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Sales	$113,475	$113,529	$221,117	$224,160
Cost of goods sold, including occupancy	62,137	60,699	121,440	120,706

Gross profit	51,338	52,830	99,677	103,454
Expenses:
Selling, general and administrative	43,485	42,875	86,805	86,217
Depreciation and amortization	4,107	4,194	8,275	8,218

Total expenses	47,592	47,069	95,080	94,435

Operating income	3,746	5,761	4,597	9,019
Other income, net	132	138	262	276
Interest expense, net	(733)	(1,070)	(1,554)	(1,877)

Income from continuing operations before income taxes	3,145	4,829	3,305	7,418
Provision for income taxes	1,258	1,931	1,322	2,965

Income from continuing operations	1,887	2,898	1,983	4,453
Loss from discontinued operations, net of taxes	—	(425)	—	(854)

Net income	$1,887	$2,473	$1,983	$3,599

Net income per share – basic
Income from continuing operations	$0.05	$0.07	$0.05	$0.11
Loss from discontinued operations	$0.00	$(0.01)	$0.00	$(0.02)
Net income per share – basic	$0.05	$0.06	$0.05	$0.09
Net income per share – diluted
Income from continuing operations	$0.05	$0.07	$0.05	$0.10
Loss from discontinued operations	$0.00	$(0.01)	$0.00	$(0.02)
Net income per share – diluted	$0.05	$0.06	$0.05	$0.08
Weighted average number of common shares outstanding
- basic	41,405	41,606	41,398	41,899
- diluted	41,689	43,338	41,690	43,878

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 2, 2008	August 4, 2007
Cash flows from operating activities:
Net income	$1,983	$3,599
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Loss from discontinued operations, net of tax	—	(854)
Depreciation and amortization	8,275	8,218
Amortization of deferred gain from sale-leaseback	(732)	(733)
Issuance of common stock to Board of Directors	103	95
Stock-based compensation expense	1,150	851
Loss from disposal of property and equipment	113	17
Changes in operating assets and liabilities:
Accounts receivable	48	71
Inventories	5,045	(5,205)
Prepaid expenses	(526)	(2,116)
Other assets	28	(94)
Accounts payable	(6,062)	(7,385)
Income taxes payable	1,202	648
Accrued expenses and other current liabilities	(1,427)	(1,189)

Net cash provided by (used for) operating activities	9,200	(4,077)

Cash flows from investing activities:
Additions to property and equipment	(6,760)	(10,542)
Payment of Rochester earn-out provision	(1,333)	(1,333)
Acquisition of Dahle’s Big and Tall stores	(2,500)	—
Net proceeds from sale of subsidiary, LP Innovations, Inc.	262	138

Net cash used for investing activities	(10,331)	(11,737)

Cash flows from financing activities:
Net borrowings under credit facility	3,918	36,092
Proceeds from secured note	—	17,376
Principal payments on long-term debt	(2,437)	(688)
Repurchase of common stock	—	(46,475)
Issuance of common stock under option program and warrants	—	10,086

Net cash provided by financing activities	1,481	16,391

Net change in cash and cash equivalents	350	577
Cash and cash equivalents:
Beginning of the period	5,293	5,325

End of the period	$5,643	$5,902

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended August 2, 2008

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total
	Shares	Amounts		Shares	Amounts
Balance at February 2, 2008	52,267	$523	$271,354	(10,877)	$(87,977)	$(835)	$(1,124)	$181,941

Stock-based compensation expense			1,150					1,150
Board of Directors compensation	24	—	103					103
Other comprehensive loss- foreign currency							(109)	(109)
Net income						1,983		1,983

Total comprehensive income								1,874

Balance at August 2, 2008	52,291	$523	$272,607	(10,877)	$(87,977)	$1,148	$(1,233)	$185,068

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC,

Notes to Consolidated Financial Statements

1.	Basis of Presentation

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

Prior Year Reclassifications

Results for the second quarter and first six months of fiscal 2007 have been restated to reflect the operating results of the Company’s Jared M. business as discontinued operations. See Note 5, “Discontinued Operations.”

Segment Information

The Company reports its operations as one reportable segment, Big & Tall Men’s Apparel, which consists of two operating segments—Casual Male and Rochester. The Company considers its operating segments to be similar in terms of economic characteristics, production processes and operations, and have therefore aggregated them into a single reporting segment.

Adoption of New Accounting Pronouncements

The Company has adopted the following financial accounting standards as of February 2, 2008:

Statement of Financial Accounting Standard No. 157 (FAS 157), “Fair Value Measurements”. FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Statement of Financial Accounting Standard No. 159 (FAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.

The adoption of FAS 157 and FAS 159 did not have a material impact on the Company’s consolidated financial results.

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

For the first six months of fiscal 2008 and fiscal 2007, the Company recognized total compensation expense of $1.1 million and $0.9 million, respectively. The total compensation cost related to non-vested awards not yet recognized as of August 2, 2008 is approximately $3.5 million which will be expensed over a weighted average remaining life of 23.3 months.

Valuation Assumptions for Stock Options

For the first six months of fiscal 2008 and fiscal 2007, 1.1 million and 0.6 million stock options were granted, respectively. The weighted-average exercise price of the 1.1 million stock options was $4.46 per share. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants for the six months ended August 2, 2008 and August 4, 2007:

	August 2, 2008	August 4, 2007
Expected volatility	45.0%	40.0%
Risk-free interest rate	2.39% - 3.15%	4.50% - 4.57%
Expected life	3.0 - 4.5 yrs	2.0 - 3.0 yrs.
Dividend rate	—	—

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

There were no material exercises of options or warrants during the first six months of fiscal 2008.

2.	Debt

Credit Agreement with Bank of America Retail Group, Inc.

At August 2, 2008, the Company had outstanding borrowings of $44.9 million under its credit facility, as most recently amended December 20, 2007, with Bank of America, N.A. (the “Credit Facility”). The maturity date of the Credit Facility is October 29, 2011. Outstanding standby letters of credit were $2.2 million and outstanding documentary letters of credit were $3.0 million. Average monthly borrowings outstanding under this facility during the first six months of fiscal 2008 were approximately $50.2 million, resulting in an average unused excess availability of approximately $44.8 million. Unused excess availability at August 2, 2008 was $43.6 million. The Company’s obligations under the Credit Facility are secured by a lien on all of its assets. The Company is not subject to any financial covenants pursuant to this Credit Facility.

The fair value of amounts outstanding under the Credit Facility approximates the carrying value at August 2, 2008. At the Company’s option, any portion of the outstanding borrowings can be converted to LIBOR-based contracts; the remainder bears interest based on prime. At August 2, 2008, the prime-based interest rate was 5.00%. The Company had approximately $37.0 million of its outstanding borrowings in LIBOR-based contracts with interest rates ranging from 3.68% to 5.21%. The LIBOR-based contracts expire at various dates between August 10, 2008 and August 24, 2008.

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

Both secured notes accrue interest at a per annum rate of 1.75% plus the rate of interest equal to the 30-day published LIBOR rate. Principal and interest, in arrears, are payable monthly, commencing one month after issuance of such note. At August 2, 2008, the outstanding balance of the secured notes was $14.9 million.

Both notes are secured by a security interest in all of the Company’s rights, title and interest in and to certain equipment. The Company is not subject to any financial covenants pursuant to the Master Agreement.

3.	Equity

Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the six months ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
(in thousands)
Common Stock Outstanding
Basic weighted average common shares outstanding	41,405	41,606	41,398	41,899
Common Stock Equivalents -Stock options and warrants	284	1,732	292	1,979

Diluted weighted average common shares outstanding	41,689	43,338	41,690	43,878

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period because the exercise price of such options and warrants was greater than the average market price per share of common stock for the respective periods.

	For the three months ended		For the six months ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
(in thousands, except exercise prices)
Options	4,803	621	4,793	491
Warrants	1,058	—	1,058	—
Range of exercise prices of such options and warrants	$4.13 - $12.35	$11.15 - $12.35	$4.17 - $12.35	$11.81 - $12.35

The above options, which were outstanding and out-of-the-money at August 2, 2008, expire from June 14, 2011 to June 13, 2018.

4.	Income Taxes

At August 2, 2008, the Company had total gross deferred tax assets of approximately $28.5 million, with a corresponding valuation allowance of $1.2 million. These tax assets principally relate to federal net operating loss carryforwards that expire from 2018 through 2024 and to a lesser extent book/tax timing differences. The valuation allowance is for losses associated with the Company’s Canada operations and certain state net operating losses, the benefit of which may not be recognized due to short carryforward periods.

The Company complies with FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to FIN 48, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At August 2, 2008, the Company had no material unrecognized tax benefits based on the provisions of FIN 48.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 1997, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the first six months of fiscal 2008.

5.	Discontinued Operations

During the fourth quarter of fiscal 2007, the Company exited its Jared M. operations, and therefore results for the second quarter and first six months of fiscal 2007 have been reclassified to reflect the operating results of the Company’s Jared M. business as discontinued operations.

During the first quarter of fiscal 2008, the Company sold its Jared M. business to a third party for a cash purchase price of $250,000. No material gain or loss was recognized on the sale.

The following table summarizes the results from discontinued operations from the Jared M. business for the second quarter and first six months of fiscal 2007:

	For the three months ended August 4, 2007	For the six months ended August 4, 2007
(in millions)
Sales	$0.7	$1.4
Gross margin	0.3	0.7
Selling, general and administrative expenses	(1.0)	(2.0)
Depreciation and amortization	—	(0.1)

	(0.7)	(1.4)
Benefit from income taxes	(0.3)	(0.5)

Loss from discontinued operations, net of taxes	$(0.4)	$(0.9)

6.	Accounting Pronouncements

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

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”), which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. FAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity. FAS 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company does not expect FAS 160 to have a material impact on its consolidated financial statements.

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

BUSINESS SUMMARY

Casual Male Retail Group, Inc. together with our subsidiaries (the “Company”) is the largest specialty retailer of big & tall men’s apparel with retail operations throughout the United States, Canada and London, England. We operate 463 Casual Male XL retail and outlet stores, 27 Rochester Clothing stores and a direct to consumer business, which includes several catalogs and e-commerce sites.

Unless the context indicates otherwise, all references to “we,” “ours,” “our,” “us” and “the Company” refer to Casual Male Retail Group, Inc. and its consolidated subsidiaries. We refer to our fiscal years which end on January 31, 2009 and February 2, 2008 as “fiscal 2008” and “fiscal 2007,” respectively.

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

RESULTS OF OPERATIONS

Financial Summary

Our net income for the second quarter of fiscal 2008 was $1.9 million, or $0.05 per diluted share, as compared to $2.5 million, or $0.06 per diluted share, for the second quarter of fiscal 2007. For the first six months of fiscal 2008, net income was $2.0 million, or $0.05 per diluted share, as compared to $3.6 million, or $0.08 per diluted share, for the first six months of fiscal 2007.

Our shortfall in earnings for fiscal 2008 continues to be negatively impacted by the current economic trends. However, during the second quarter of fiscal 2008, we saw gradual improvement in our comparable sales as well as with our overall sales productivity, as measured by customer conversion and dollars per transaction. Our comparable sales increase of 0.3% for the second quarter of fiscal 2008 was up against a 3.9% comparable sales increase in fiscal 2007 and our year to date comparable sales decrease of 0.8% was up against a 5.0% comparable sales increase for the first six months of fiscal 2007. We anticipate some benefit in sales for the remainder of fiscal 2008, as our comparable sales percentage for the second half of fiscal 2007 was a decrease of 0.6%. In addition, we continue to be committed to managing our selling, general and administrative (“SG&A”) costs, while still working on investing in our marketing campaigns and growing our direct businesses.

From a financial position perspective, we have decreased our inventory position at the end of the second quarter by approximately 6% over the prior year second quarter and reduced our capital expenditures by approximately $3.8 million as compared to the same period of the prior year. Our free cash flow (as defined below under “Presentation of Non-GAAP Measure”) for the first six months approximated $2.4 million compared to negative free cash flow of $14.6 million for the same time period last year. Our borrowings under our credit facility were $44.9 million with unused availability under the facility of approximately $43.6 million at the end of the second quarter.

Although our results through the end of the second quarter were in line with our expectations, we have reduced our earnings guidance for fiscal 2008 by $0.03 per diluted share to approximately $0.22-$0.27 per diluted share. The earnings guidance was adjusted primarily as a result of expectations of continued weakness in the economy and softness in traffic and sales trends. We have also included incremental SG&A expenses in the fourth quarter of fiscal 2008 for our recently acquired store locations from Dahle Management Corporation, which is discussed below under “Liquidity and Capital Resources.”

Our overall objective for this fiscal year continues to be to increase our market share by:

•

intensifying our goal of improving market share by increasing our marketing spend to almost 8% of sales, up from just over 7% in fiscal 2007. This increase supports the mass media marketing campaign which we launched during the second quarter of fiscal 2008, without compromising our traditional direct mail campaigns;

•	increasing focus on customer service by providing better sales training and development tools to our sales associates to enhance our customer experience;

•	improving upon our methodology of planning and allocating appropriate assortments to each store, considering the demographics and lifestyle tendencies of each store location;

•	continuing to grow our direct businesses, including LivingXL, ShoesXL and B&T Factory Direct; and

•	launching our primary brands, Casual Male XL and Rochester, on web sites in the European Union in the third quarter of fiscal 2008.

Presentation of Non-GAAP Measure

The presentation of non-GAAP free cash flow is not a measure determined by generally accepted accounting principles (“GAAP”) and should not be considered superior to or as a substitute for net income or cash flows from operating activities or any other measure of performance derived in accordance with GAAP. We calculate free cash flows as cash flow from operating activities ($9.2 million in 2008 and negative $4.1 million in 2007) less capital expenditures ($6.8 million in 2008 and $10.5 million in 2007). We believe that inclusion of this non-GAAP measure helps investors to gain a better understanding of our performance, especially when comparing such results to previous periods.

Sales

For the second quarter of fiscal 2008, total sales of $113.5 million were flat when compared to the second quarter of fiscal year 2007. Comparable sales for the second quarter increased 0.3% when compared to the same period of the prior year. This increase was driven by a 15.3% increase in sales from our direct businesses and was offset by a 2.2% decrease in sales from our retail business. Our core business, which includes just our Casual Male and Rochester businesses, had a comparable sales decrease of 2.1% for the second quarter of fiscal 2008.

For the first six months of fiscal 2008, sales decreased 1.4% to $221.1 million as compared to $224.2 million for the first six months of fiscal 2007. The sales shortfall of $3.1 million was primarily driven by a decrease in our comparable sales of 0.8%, which includes a comparable sales decrease of 3.4% from our core businesses. Our direct businesses increased 12.2% for the first six months of fiscal 2008; however, this increase was offset by a decrease of 3.1% in sales from our retail businesses.

Our non-core businesses, which include LivingXL, ShoesXL and B&T Factory Direct, generated sales of $4.5 million and $8.1 million for the second quarter and first six months of fiscal 2008, respectively, as compared to sales of $1.4 million and $1.9 million for the second quarter and first six months of fiscal 2007, respectively.

Even though traffic continues to be down, our sales productivity in our retail channel, as measured by customer conversion rate and dollars per transaction, has increased by approximately 5.2%, offsetting the negative customer traffic trends. This increase is a direct result of our focus on customer service, with improved sales training, development tools and sales productivity measurement and reporting application available to all of our stores.

During the second quarter of fiscal 2008, we launched our new mass media campaign aimed towards attracting a new customer to our stores and direct businesses, specifically focusing our advertising on our “XL” size customers who may not presently shop Casual Male XL. Based on the positive results we saw during the second quarter, we plan to continue this advertising campaign through the end of fiscal 2008.

Given the continued uncertainty in the retail market, for fiscal 2008 we anticipate that our sales will approximate $470 to $475 million, based on comparable sales from our core businesses of between flat to -2.0% for the full fiscal year.

Gross Profit Margin

For the second quarter of fiscal 2008, our gross margin rate, inclusive of occupancy costs, was 45.2% as compared to a gross margin rate of 46.5% for the second quarter of fiscal 2007. The decrease in gross margin rate was the result of an 80 basis point decrease in merchandise margins and a 50 basis point increase in occupancy costs as a percentage of sales. Our increased occupancy costs increased 4% over the prior year quarter due to new store openings and scheduled rent escalations. The decrease in merchandise margins was negatively effected by: (i) an increase in costs associated with our loyalty program due to increased participation, (ii) increased postage costs from our direct businesses due to increased fuel costs, and (iii) a slight deterioration in our initial margins due to a shift in sales mix from our higher margin core businesses to our lower margin non-core businesses.

For the first six months of fiscal 2008, our gross margin rate was 45.1% as compared to 46.2% for the first six months of fiscal 2007. The decrease in margin rate was the result of a 40 basis point decrease in merchandise margin and a 70 basis point increase in occupancy costs. As with the second quarter of fiscal 2008, merchandise margins were negatively impacted by increased costs associated with our loyalty program and postage costs.

We anticipate that our gross margins for fiscal 2008 will increase by approximately 25 to 50 basis points over fiscal 2007 gross margin levels exclusive of the $6.1 million of inventory adjustments recorded in the fourth quarter of fiscal 2007. We expect that our merchandise margins in the second half of fiscal 2008 will approximate a 100-150 basis point improvement over the prior year levels.

Selling, General and Administrative Expenses

SG&A expenses for the second quarter of fiscal 2008 were 38.3% of sales as compared to 37.8% for the second quarter of fiscal 2007. On a dollar basis, SG&A expenses increased 1.4% for the second quarter of fiscal 2008 as compared to the prior year, with a decrease of 2.0% from our core businesses. SG&A costs for our non-core businesses increased $1.3 million for the second quarter of fiscal 2008 as compared to the prior year’s second quarter.

For the first six months of fiscal 2008, SG&A expenses were 39.3% of sales as compared to 38.5% of sales for the first six months of fiscal 2007. For the first six months of fiscal 2008, SG&A costs for our non-core businesses increased $3.0 million over the same period of the prior year while expenses for our core businesses decreased 3.0%.

Although strong expense control continues to be a priority for us in fiscal 2008, it is also important that we invest our SG&A dollars into our key marketing and merchandising initiatives as discussed above. For fiscal 2008, we expect our SG&A levels to approximate $181.0 million to $182.0 million as compared to $178.1 million in fiscal 2007. This estimate has been revised slightly in anticipation of the conversion of the 8 acquired Dahle store locations to Casual Male XL stores in the fourth quarter of fiscal 2008. See “Liquidity and Capital Resources” below for a full discussion of the Dahle’s Big and Tall store acquisition.

Interest Expense, Net

Net interest expense was $0.7 million for the second quarter of fiscal 2008 as compared to $1.1 million for the second quarter of fiscal 2007. For the first six months of fiscal 2008, net interest expense was $1.6 million as compared to $1.9 million for the prior year. Although average borrowings for the first six months of fiscal 2008 are slightly higher than the prior year, our average interest rate costs are lower due to reduced interest rates. The average interest rate of all of our borrowings at the end of the second quarter of fiscal 2008 approximated 4.3% compared to approximately 7.2% at the end of the second quarter of fiscal 2007. See our “Liquidity and Capital Resources” discussion below.

Income Taxes

As a result of the net operating loss carryforwards available to us, we expect that cash payments for taxes will continue to be minimal at this time. At August 2, 2008, our total gross deferred tax assets were approximately $28.5 million, with a corresponding valuation allowance of $1.2 million. These tax assets principally relate to federal net operating loss carryforwards that expire through 2024. The valuation allowance of $1.2 million is for losses associated with our Canadian operations and certain state net operating losses, the benefit of which may not be recognized due to short carryforward periods.

Net Income

For the second quarter of fiscal 2008, we had net income of $1.9 million, or $0.05 per diluted share, as compared to net income of $2.5 million, or $0.06 per diluted share, for the second quarter of fiscal 2007. For the six months ended August 2, 2008, we had net income of $2.0 million, or $0.05 per diluted share, as compared to net income of $3.6 million, or $0.08 per diluted share, for the six months ended August 4, 2007. The results for the second quarter and first six months of fiscal 2007, included a loss from discontinued operations of $0.4 million, or $(0.01) per diluted share, and $0.9 million, or $(0.02) per diluted share, respectively, related to our Jared M. business, which we exited in the fourth quarter of fiscal 2007. See Note 5 to the Consolidated Financial Statements for more information.

Inventory

At August 2, 2008, total inventory was $112.7 million compared to $117.8 million at February 2, 2008 and $119.7 million at August 4, 2007.

Inventory at the end of the second quarter of fiscal 2008 decreased 4.3% as compared to February 2, 2008 and decreased 5.8% compared to August 4, 2007. The decrease is the result of reductions of inventory in our Casual Male division as part of managing our inventory levels and in our Rochester retail stores as part of our shift in merchandising strategy from moderate to high-fashion merchandise. This decrease was partially offset by increases in inventory levels among our growing direct businesses. We expect to reduce inventory levels by $10 -$15 million by the end of fiscal 2008.

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

For the first six months of fiscal 2008, cash provided by operating activities was $9.2 million as compared to cash used for operating activities of $4.1 million for the corresponding period of the prior year. The improvement in cash flow from operating activities was primarily due to the reduction in inventory and other working capital accounts.

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

We had outstanding borrowings under the Credit Facility at August 2, 2008 of $44.9 million. Outstanding standby letters of credit were $2.2 million and outstanding documentary letters of credit were $3.0 million. Average monthly borrowings outstanding under this facility during the first six months of fiscal 2008 were approximately $50.2 million, resulting in an average unused excess availability of approximately $44.8 million. Unused excess availability at August 2, 2008 was $43.6 million. Our obligations under the Credit Facility are secured by a lien on all of our assets.

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

Both secured notes accrue interest at a per annum rate of 1.75% plus the rate of interest equal to the 30-day published LIBOR rate. Principal and interest, in arrears, are payable monthly on each note, commencing one month after issuance of such note. We are subject to a prepayment penalty on both secured notes equal to 1% of the prepaid principal until the first anniversary of the respective secured note, 0.5% of the prepaid principal from the first day after the first anniversary through the end of the second anniversary and no prepayment penalty thereafter. At August 2, 2008, the outstanding balance of the secured notes was $14.9 million.

Both notes are secured by a security interest in all of our rights, title and interest in and to certain equipment.

Dahle Acquisition

During the second quarter of fiscal 2008, we acquired certain assets of Dahle Management Corporation (“Dahle”), an operator of 15 big and tall men’s apparel stores located in nine states. Under the asset purchase agreement, the operations of 8 Dahle’s Big and Tall men’s stores were acquired and will be converted to Casual Male XL retail locations prior to the 2008 Holiday selling season. The 7 remaining locations, all of which compete directly with our Casual Male XL business, will be closed by Dahle prior to January 2009. In addition to the store locations, we also acquired Dahle’s customer list from their internet and catalog business, as well as their retail business.

Stock Repurchase Program

During fiscal 2006, our Board of Directors adopted a $75 million stock repurchase program, which was scheduled to terminate on December 31, 2007. On January 9, 2008, our Board of Directors extended this repurchase program authorizing us to continue to repurchase the approximately $24.1 million remaining under the program. The repurchases may be made through open market and privately negotiated transactions pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The stock repurchase program will expire on December 31, 2008, but may be terminated earlier at any time without prior notice.

No repurchases were made during the first six months of fiscal 2008. As of August 2, 2008, we have repurchased approximately 4.3 million shares for an aggregate price of $50.9 million pursuant to this program.

Capital Expenditures

The following table sets forth the stores opened and related square footage at August 2, 2008 and August 4, 2007, respectively:

	At August 2, 2008		At August 4, 2007
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
Casual Male XL	463	1,605	473	1,628
Rochester Big & Tall	27	220	25	201
Sears Canada	—	—	5	3

Total Stores	490	1,825	503	1,832

Total cash outlays for capital expenditures for the first six months of fiscal 2008 were $6.8 million as compared to $10.5 million for the first six months of fiscal 2007. Below is a summary of store openings and closings since February 2, 2008:

	Casual Male	Rochester Big &Tall	Total stores
At February 2, 2008	462	26	488
New outlet stores	1	1	2
New retail stores	4	—	4
Closed stores	(4)	—	(4)

At August 2, 2008	463	27	490

Relocations	5	—	5

We expect our total capital expenditures for fiscal 2008 will be approximately $11.5 million, of which $5.9 million relates to capital for new stores, relocations and remodels. The budget also includes approximately $3.4 million for system enhancements, including our inventory integration project. Included in store expansion are funds to relocate approximately 10 of our existing Casual Male XL retail stores at an estimated cost of $150,000 for each location.

For the remainder of fiscal 2008, we intend to open ten new Casual Male XL retail stores, which include the 8 stores being converted from Dahle to Casual Male XL. We also expect to close 5 existing Casual Male XL retail and outlet stores as their respective leases expire and relocating 7 other store locations.

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires October 29, 2011, bear interest at variable rates based on Bank of America’s prime rate or the LIBOR. At August 2, 2008, the interest rate on our prime based borrowings was 5.00%. Approximately $37.0 million of our outstanding borrowings were in LIBOR contracts with interest rates ranging between 3.68% and 5.21%. Based upon a sensitivity analysis as of August 2, 2008, assuming average outstanding borrowing during the first six months of fiscal 2008 of $50.2 million, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $251,000.

Foreign Currency

Our Sears Canada catalog operations conduct business in Canadian dollars and our Rochester Clothing store located in London, England conducts business in British pounds. If the value of the Canadian dollar or the British pound against the U.S. dollar weakens, the revenues and earnings of these operations will be reduced when they are translated to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of August 2, 2008, sales from our Sears Canada operations and our London Rochester Clothing store were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse affect on our financial position or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 2, 2008. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 2, 2008, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended August 2, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We held our 2008 Annual Meeting of Stockholders on July 31, 2008. The matters submitted to a vote of our stockholders were (i) the election of eight directors and (ii) the approval of an amendment to our 2006 Incentive Compensation Plan increasing the total number of shares of common stock authorized for issuance under the plan by 1,500,000 shares, from 2,500,000 to 4,000,000 shares.

(i)	Our stockholders elected eight directors to hold office until the 2009 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The results of the voting were as follows:

Directors	Votes FOR	Votes AGAINST
Seymour Holtzman	34,901,142	799,491
David A. Levin	34,901,024	799,609
Alan S. Bernikow	35,214,974	485,659
Jesse Choper	35,153,106	547,527
Ward K. Mooney	35,462,546	238,087
George T. Porter, Jr.	35,214,774	485,859
Mitchell S. Presser	35,462,746	237,887
Robert L. Sockolov	34,990,474	710,159

(ii)	Our stockholders did not approve the proposed amendment to our 2006 Incentive Compensation Plan which would have increased the shares available under the plan from 2,500,000 to 4,000,000. The results of the voting were as follows:

Votes FOR	Votes AGAINST	Votes ABSTAINED	Broker Non-Votes
8,975,999	23,128,265	106,208	3,490,161

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Employment Agreement between the Company and Mark Bean dated May 1, 2007.

10.2	Employment Agreement between the Company and Ronald Threadgill dated February 11, 2008.

10.3	Employment Agreement between the Company and Vickie Smith dated February 19, 2008.

10.4	Employment Agreement between the Company and Peter E. Schmitz dated March 28, 2008.

10.5	Employment Agreement between the Company and Francis Chane dated June 9, 2008.

10.6	Description of Non-Employee Director Compensation Arrangement as of July 31, 2008.

10.7	Casual Male Retail Group, Inc. Amended and Restated Annual Incentive Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 4, 2008, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.

Date: August 22, 2008	By:	/S/ SHERI A. KNIGHT
Sheri A. Knight
Senior Vice President of Finance and Corporate Controller