Form 10-Q
period 2008-11-01
CASUAL MALE RETAIL GROUP INC
filed 2008-11-21
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period
Ended November 1, 2008	Commission File Number 0-15898

CASUAL MALE RETAIL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock outstanding as of November 15, 2008 was 41,424,336.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	November 1, 2008	February 2, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,848	$5,293
Accounts receivable	1,910	2,813
Inventories	130,327	117,787
Deferred income taxes	4,499	8,885
Prepaid expenses and other current assets	12,307	11,503

Total current assets	154,891	146,281
Property and equipment, net of accumulated depreciation and amortization	59,436	62,156
Other assets:
Goodwill	63,057	60,660
Other intangible assets	35,990	35,191
Deferred income taxes	24,405	19,732
Other assets	1,149	1,341

Total assets	$338,928	$325,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,874	$4,874
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	35,302	34,187
Accrued expenses and other current liabilities	24,801	23,808
Notes payable	57,873	40,978

Total current liabilities	124,315	105,312
Long-term liabilities:
Deferred gain on sale-leaseback, net of current portion	23,813	24,912
Long-term debt, net of current portion	8,794	12,450
Other long-term liabilities	538	746

Total liabilities	157,460	143,420

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding at November 1, 2008 and February 2, 2008	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 52,301,941 and 52,266,840 shares issued at November 1, 2008 and February 2, 2008, respectively	523	523
Additional paid-in capital	273,076	271,354
Accumulated deficit	(2,054)	(835)
Treasury stock at cost, 10,877,439 shares at November 1, 2008 and February 2, 2008	(87,977)	(87,977)
Accumulated other comprehensive loss	(2,100)	(1,124)

Total stockholders’ equity	181,468	181,941

Total liabilities and stockholders’ equity	$338,928	$325,361

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Sales	$100,009	$106,097	$321,126	$330,257
Cost of goods sold, including occupancy costs	57,796	59,567	179,236	180,273

Gross profit	42,213	46,530	141,890	149,984
Expenses:
Selling, general and administrative	42,742	44,002	129,547	130,219
Depreciation and amortization	4,144	4,470	12,419	12,688

Total expenses	46,886	48,472	141,966	142,907

Operating income (loss)	(4,673)	(1,942)	(76)	7,077
Other income, net	134	99	396	374
Interest expense, net	(798)	(1,254)	(2,352)	(3,130)

Income (loss) from continuing operations before income taxes	(5,337)	(3,097)	(2,032)	4,321
Provision (benefit) for income taxes	(2,135)	(1,239)	(813)	1,726

Income (loss) from continuing operations	(3,202)	(1,858)	(1,219)	2,595
Loss from discontinued operations, net of taxes	—	(1,963)	—	(2,818)

Net loss	$(3,202)	$(3,821)	$(1,219)	$(223)

Net loss per share—basic and diluted
Income (loss) from continuing operations	$(0.08)	$(0.04)	$(0.03)	$0.06
Loss from discontinued operations	$0.00	$(0.05)	$0.00	$(0.07)

Net loss per share—basic and diluted	$(0.08)	$(0.09)	$(0.03)	$(0.01)
Weighted average number of common shares outstanding
— basic	41,414	41,672	41,403	41,823
— diluted	41,414	41,672	41,403	41,823

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	November 1, 2008	November 3, 2007
Cash flows from operating activities:
Net loss	$(1,219)	$(223)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Loss from discontinued operations, net of tax	—	2,818
Depreciation and amortization	12,419	12,688
Amortization of deferred gain from sale-leaseback	(1,099)	(1,099)
Issuance of common stock to Board of Directors	126	128
Stock based compensation expense	1,596	1,350
Loss from disposal of property and equipment	126	22
Changes in operating assets and liabilities:
Accounts receivable	507	(548)
Inventories	(12,538)	(25,808)
Prepaid expenses	(804)	(1,966)
Other assets	117	(400)
Accounts payable	1,113	3,077
Income taxes payable	(287)	(1,956)
Accrued expenses and other current liabilities	642	(3,769)

Net cash provided by (used for) operating activities	699	(15,686)

Cash flows from investing activities:
Additions to property and equipment	(9,446)	(16,222)
Payment of Rochester earn-out provision	(1,333)	(1,333)
Acquisition of Dahle Big and Tall stores	(3,000)	—
Net proceeds from sale of subsidiary, LP Innovations, Inc.	396	275

Net cash used for investing activities	(13,383)	(17,280)

Cash flows from financing activities:
Net borrowings under credit facility	16,895	58,652
Proceeds from secured note	—	17,376
Principal payments on long-term debt	(3,656)	(1,775)
Repurchase of common stock	—	(49,407)
Issuance of common stock under option program and warrants	—	10,504

Net cash provided by financing activities	13,239	35,350

Net change in cash and cash equivalents	555	2,384
Cash and cash equivalents:
Beginning of the period	5,293	5,325

End of the period	$5,848	$7,709

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended November 1, 2008

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated deficit	Accumulated other comprehensive loss	Total

	Shares	Amounts		Shares	Amounts
Balance at February 2, 2008	52,267	$523	$271,354	(10,877)	$(87,977)	$(835)	$(1,124)	$181,941

Stock-based compensation expense			1,596					1,596
Board of Directors compensation	35	—	126					126
Other comprehensive loss—foreign currency							(976)	(976)
Net loss						(1,219)		(1,219)

Total comprehensive loss								(2,195)

Balance at November 1, 2008	52,302	$523	$273,076	(10,877)	$(87,977)	$(2,054)	$(2,100)	$181,468

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

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

Prior Year Reclassifications

Results for the third quarter and first nine months of fiscal 2007 have been restated to reflect the operating results of the Company’s Jared M. business as discontinued operations. See Note 5, “Discontinued Operations.”

Segment Information

The Company reports its operations as one reportable segment, Big & Tall Men’s Apparel, which consists of two operating segments—Casual Male and Rochester. The Company considers its operating segments to be similar in terms of economic characteristics, production processes and operations, and have therefore aggregated them into a single reporting segment.

Goodwill

The Company accounts for goodwill pursuant to SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Pursuant to SFAS 142, at least annually, the Company evaluates goodwill, based on its two separate reporting units, its Casual Male business and its Rochester operating segments, by comparing the current carrying value of net assets with the fair value of the reporting units. The goodwill assigned to each reporting unit represents the initial purchase price allocation to goodwill as a result of their respective acquisitions. Total goodwill at November 1, 2008 was $63.1 million and was comprised of $53.4 million related to the Casual Male business and $9.7 million related to the Rochester business.

Given that the Company’s market capitalization has been less than its book value for approximately 60 days indicating a potential devaluation of the Company’s assets, the Company has performed an interim goodwill impairment assessment under SFAS 142. The Company has determined that no impairment has occurred as of November 1, 2008 based upon a set of assumptions regarding discounted future cash flows, which represent the Company’s best estimate of future performance at this time. The Company has qualitatively reconciled the aggregate estimated fair value of the reporting units to the market capitalization of the consolidated Company. In addition to traditional control premiums, the Company noted several factors that have led to a difference between the market capitalization and the fair value of the Company, including (i) the Company’s stock is thinly traded and primarily owned by institutional investors which can significantly impact the value of the stock when significant blocks are sold, as occurred in the third quarter; (ii) uncertainty regarding the Company’s liquidity and operating results as results have not been reported since the second quarter; and (iii) the overall market conditions which have depressed the stock value. Based on these factors, the Company concluded that the market capitalization does not represent the fair value of the Company.

However, as the Company’s fourth quarter is ordinarily a very significant quarter, generating 30% of its total sales and 54% of its operating income over the past two fiscal years, the business trends of the fourth quarter could alter the assumptions made with respect to future cash flows. The Company will perform its annual impairment assessment at the end of the fourth quarter of fiscal 2008. If there is an impairment, the non-cash charge associated with the impairment could result in a substantial reduction in the carrying value of these assets.

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

For the first nine months of fiscal 2008 and fiscal 2007, the Company recognized total compensation expense of $1.6 million and $1.4 million, respectively. The total compensation cost related to non-vested awards not yet recognized as of November 1, 2008 is approximately $3.0 million which will be expensed over a weighted average remaining life of 24 months.

Valuation Assumptions for Stock Options

For the first nine months of fiscal 2008 and fiscal 2007, 1.1 million and 0.8 million stock options were granted, respectively. The weighted-average exercise price of the 1.1 million stock options was $4.45 per share. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants for the nine months ended November 1, 2008 and November 3, 2007:

	November 1, 2008	November 3, 2007
Expected volatility	45.0%	40.0%
Risk-free interest rate	2.39% – 3.15%	4.07% – 4.85%
Expected life	3.0 – 4.5 yrs	2.0 – 4.5 yrs.
Dividend rate	—	—

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

There were no material exercises of options or warrants during the first nine months of fiscal 2008.

2.	Debt

Credit Agreement with Bank of America Retail Group, Inc.

At November 1, 2008, the Company had outstanding borrowings of $57.9 million under its credit facility, as most recently amended December 20, 2007, with Bank of America, N.A. (the “Credit Facility”). The maturity date of the Credit Facility is October 29, 2011. Outstanding standby letters of credit were $2.2 million and outstanding documentary letters of credit were $0.9 million. Average monthly borrowings outstanding under this facility during the first nine months of fiscal 2008 were approximately $50.6 million, resulting in an average unused excess availability of approximately $43.8 million. Unused excess availability at November 1, 2008 was $46.7 million. The Company’s obligations under the Credit Facility are secured by a lien on all of its assets. The Company is not subject to any financial covenants pursuant to this Credit Facility.

The fair value of amounts outstanding under the Credit Facility approximates the carrying value at November 1, 2008. At the Company’s option, any portion of the outstanding borrowings can be converted to LIBOR-based contracts; the remainder bears interest based on prime. At November 1, 2008, the prime-based interest rate was 4.00%. The Company had approximately $10.0 million of its outstanding borrowings in a LIBOR-based contract with an interest rate of 5.22%. The LIBOR-based contract expired November 11, 2008.

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

Both secured notes accrue interest at a per annum rate of 1.75% plus the rate of interest equal to the 30-day published LIBOR rate. Principal and interest, in arrears, are payable monthly, commencing one month after issuance of such note. At November 1, 2008, the outstanding balance of the secured notes was $13.7 million.

Both notes are secured by a security interest in all of the Company’s rights, title and interest in and to certain equipment. The Company is not subject to any financial covenants pursuant to the Master Agreement.

3.	Equity

Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the nine months ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
(in thousands)
Common Stock Outstanding
Basic weighted average common shares outstanding	41,414	41,672	41,403	41,823
Common Stock Equivalents (1)	—	—	—	—

Diluted weighted average common shares outstanding	41,414	41,672	41,403	41,823

(1)	Common stock equivalents, which consisted of stock options and warrants, were excluded from the calculation of diluted weighted average common shares outstanding because the effect was anti- dilutive. Common stock equivalents were 221 shares and 1,447 shares for the three months ended November 1, 2008 and November 3, 2007, respectively, and 260 shares and 1,800 shares for the nine months ended November 1, 2008 and November 3, 2007, respectively.

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period because the exercise price of such options and warrants was greater than the average market price per share of common stock for the respective periods.

	For the three months ended		For the nine months ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
(in thousands, except exercise prices)
Options	5,290	980	4,850	621
Warrants	1,058	—	1,058	—

Range of exercise prices of such options and warrants	$3.88 – $12.35	$10.15 – $12.35	$3.98 – $12.35	$11.15 – $12.35

The above options, which were outstanding and out-of-the-money at November 1, 2008, expire from May 25, 2011 to August 12, 2018.

4.	Income Taxes

At November 1, 2008, the Company had total gross deferred tax assets of approximately $28.9 million, with a corresponding valuation allowance of $1.2 million. These tax assets principally relate to federal net operating loss carryforwards that expire from 2018 through 2024 and to a lesser extent book/tax timing differences. The valuation allowance is for losses associated with the Company’s Canada operations and certain state net operating losses, the benefit of which may not be recognized due to short carryforward periods.

The Company complies with FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to FIN 48, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At November 1, 2008, the Company had no material unrecognized tax benefits based on the provisions of FIN 48.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 1997, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the first nine months of fiscal 2008.

5.	Discontinued Operations

During the fourth quarter of fiscal 2007, the Company exited its Jared M. operations, and therefore results for the third quarter and first nine months of fiscal 2007 have been reclassified to reflect the operating results of the Company’s Jared M. business as discontinued operations.

During the first quarter of fiscal 2008, the Company sold its Jared M. business to a third party for a cash purchase price of $250,000. No material gain or loss was recognized on the sale.

The following table summarizes the results from discontinued operations from the Jared M. business for the third quarter and first nine months of fiscal 2007:

	For the three months ended November 3, 2007	For the nine months ended November 3, 2007
(in millions)
Sales	$0.5	$1.8
Gross margin(1)	(0.6)	0.0
Selling, general and administrative expenses	(0.9)	(2.9)
Provision for impairment of assets and employment contract terminations(1)	(1.7)	(1.7)
Depreciation and amortization	(0.1)	(0.1)

	(3.3)	(4.7)
Benefit from income taxes	(1.3)	(1.9)

Loss from discontinued operations, net of taxes	$(2.0)	$(2.8)

(1)	During the third quarter of fiscal 2007, the Company recorded a total non-cash charge of $2.6 million relating to the impairment of fixed assets, the write-down of inventory and the write-off of certain other asset accounts. Of the $2.6 million, approximately $0.9 million related to the write-down of inventory and is included as a reduction in gross margin for the three and nine months ended November 3, 2007.

6.	Accounting Pronouncements

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from such forward-looking statements. We encourage readers to refer to Part I, Item 1A of our Annual Report on Form 10-K for the year ended February 2, 2008, filed with the Securities and Exchange Commission on March 26, 2008, and Part II, Item 1A of this Quarterly Report which identify certain risks and uncertainties that may have an impact on our future earnings and the direction of our Company.

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

BUSINESS SUMMARY

Casual Male Retail Group, Inc. together with our subsidiaries is the largest specialty retailer of big & tall men’s apparel with retail operations throughout the United States, Canada and London, England. We operate 473 Casual Male XL retail and outlet stores, 27 Rochester Big & Tall stores and a direct to consumer business, which includes several catalogs and e-commerce sites.

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

RESULTS OF OPERATIONS

Financial Summary

We reported a net loss for the third quarter of fiscal 2008 of $3.2 million, or $(0.08) per diluted share, as compared to a net loss of $3.8 million, or $(0.09) per diluted share, for the third quarter of fiscal 2007. For the first nine months of fiscal 2008, we had a net loss of $1.2 million, or $(0.03) per diluted share, as compared to a net loss of $0.2 million, or $(0.01) per diluted share, for the first nine months of fiscal 2007.

Our earnings for fiscal 2008 continue to be negatively impacted by the current economic downturn. As a result, during the third quarter of fiscal 2008, our posture of improving market share, driving sales performance and enhancing overall profitability has been shifted to largely focus on producing free cash flow, managing our inventory and maintaining and improving our liquidity.

From a financial position perspective, we have decreased our inventory position at the end of the third quarter by approximately 6.5% over the prior year third quarter and reduced our capital expenditures by approximately $6.8 million, or 42%, as compared to the same period of the prior year. Our free cash flow (as defined below under “Presentation of Non-GAAP Measure”) for the first nine months approximated a negative $8.7 million compared to negative free cash flow of $31.9 million for the same time period last year. At November 1, 2008, total outstanding debt is approximately $11.9 million less than the prior year third quarter. Our borrowings under our credit facility at November 1, 2008 were $57.9 million with unused availability under the facility of approximately $46.7 million compared to November 3, 2007 when our outstanding borrowings under our facility were $67.2 million and unused availability was $38.6 million.

Although our primary focus has shifted to maintaining and strengthening our financial condition, we still remain committed to our overall objective to increase our market share, through top line growth by:

•	increasing focus on customer service by providing better sales training and development tools to our sales associates to enhance our customer experience;

•	improving upon our methodology of planning and allocating appropriate assortments to each store, considering the demographics and lifestyle tendencies of each store location;

•	continuing to grow, albeit more deliberately going forward, our direct businesses, including LivingXL, ShoesXL and B&T Factory Direct;

•	building our primary brands, Casual Male XL and Rochester, on web sites in the European Union which were launched in the third quarter of fiscal 2008; and

•	focusing on building market share within the smaller size component of the big & tall market.

Earnings Guidance

Through the second quarter of fiscal 2008, we provided earnings guidance for fiscal 2008 of approximately $0.22—$0.27 per diluted share. Based on third quarter results, we do not believe we will achieve these earnings. However, because of the current economic conditions and overall volatility of the markets, we find it difficult to predict our traffic and sales trends with a reasonable degree of certainty to provide revised earnings guidance, and therefore, we will not be providing revised earnings guidance for the fourth quarter and fiscal year 2008.

Presentation of Non-GAAP Measure

The presentation of non-GAAP free cash flow is not a measure determined by generally accepted accounting principles (“GAAP”) and should not be considered superior to or as a substitute for net income or cash flows from operating activities or any other measure of performance derived in accordance with GAAP. In addition, all companies do not calculate non-GAAP financial measures in the same manner and, accordingly, “free cash flows” presented in this report may not be comparable to similar measures used by other companies. We calculate free cash flows as cash flow from operating activities ($0.7 million in 2008 and a negative $15.7 million in 2007) less capital expenditures ($9.4 million in 2008 and $16.2 million in 2007). We believe that inclusion of this non-GAAP measure helps investors to gain a better understanding of our performance, especially when comparing such results to previous periods.

Sales

For the third quarter of fiscal 2008, total sales decreased by 5.7% to $100.0 million when compared to total sales of $106.1 million for the third quarter of fiscal year 2007. Comparable sales for the third quarter decreased 5.3% when compared to the same period of the prior year. This decrease consisted of a 6.1% decrease in sales from our direct businesses and a 5.2% decrease in sales from our retail business. Our core business, which includes just our Casual Male and Rochester businesses, had a comparable sales decrease of 5.5% for the third quarter of fiscal 2008.

For the first nine months of fiscal 2008, sales decreased 2.8% to $321.1 million as compared to $330.3 million for the first nine months of fiscal 2007. The sales shortfall of $9.2 million was primarily driven by a decrease in our comparable sales of 2.2%, which includes a comparable sales decrease of 4.0% from our core businesses. Our direct businesses increased 5.6% for the first nine months of fiscal 2008; however, this increase was offset by a decrease of 3.7% in sales from our retail businesses.

Our non-core businesses, which include LivingXL, ShoesXL and B&T Factory Direct, generated sales of $3.5 million and $11.6 million for the third quarter and first nine months of fiscal 2008, respectively, as compared to sales of $3.1 million and $5.0 million for the third quarter and first nine months of fiscal 2007, respectively.

Negative sales trends continued during the third quarter of fiscal 2008, with our higher-end Rochester business being most affected. In addition, our direct businesses, which had continued to show consistent growth, saw a significant slowdown of that growth during the third quarter. The major driver in our negative sales trends is the lack of store traffic, which was down approximately 10% over the prior year; however, we are continuing to see positive customer conversion rates and steady dollars per transaction rates.

During the second quarter of fiscal 2008, we launched our new mass media campaign aimed towards attracting new customers to our stores and direct businesses, specifically focusing our advertising on our “XL” size customers who may not presently shop Casual Male XL. To further pursue this objective, we are continuing this advertising campaign through the end of fiscal 2008.

Gross Profit Margin

For the third quarter of fiscal 2008, our gross margin rate, inclusive of occupancy costs, was 42.2% as compared to a gross margin rate of 43.9% for the third quarter of fiscal 2007. The decrease in gross margin rate was the result of a 30 basis point decrease in merchandise margins and a 140 basis point increase in occupancy costs as a percentage of sales. The 140 basis point increase is the result of a relatively fixed occupancy cost over a decreased sales base; actual occupancy costs in dollars increased only 4% over the prior year quarter. The decrease in merchandise margin during the third quarter was negatively affected by: (i) an increase in costs associated with our loyalty program due to increased participation, (ii) increased postage costs from our direct businesses due to increased fuel costs, (iii) increased markdowns on our Rochester merchandise and (iv) a shift in sales mix from our higher margin core business to our lower margin non-core businesses.

For the first nine months of fiscal 2008, our gross margin rate was 44.2% as compared to 45.4% for the first nine months of fiscal 2007. The decrease in margin rate was the result of a 30 basis point decrease in merchandise margin and a 90 basis point increase in occupancy costs. As with the third quarter of fiscal 2008, merchandise margins were negatively impacted by markdowns, a shift in sales mix as well as postage and loyalty program costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the third quarter of fiscal 2008 were 42.7% of sales as compared to 41.5% for the third quarter of fiscal 2007. On a dollar basis, SG&A expenses decreased 2.9% for the third quarter of fiscal 2008 as compared to the prior year, with a decrease of 3.0% from our core businesses.

For the first nine months of fiscal 2008, SG&A expenses were 40.3% of sales as compared to 39.4% of sales for the first nine months of fiscal 2007. For the first nine months of fiscal 2008, SG&A costs for our non-core businesses increased $3.0 million over the same period of the prior year while expenses for our core businesses decreased 2.9%.

With the weakness in sales continuing this quarter, strong expense control has been a significant priority for us and will be for the remainder of the fiscal year. We continue to be committed to managing our SG&A costs, while continuing to invest in our marketing campaigns and growing our direct businesses.

Interest Expense, Net

Net interest expense was $0.8 million for the third quarter of fiscal 2008 as compared to $1.3 million for the third quarter of fiscal 2007. For the first nine months of fiscal 2008, net interest expense was $2.4 million as compared to $3.1 million for the prior year. Although average borrowings for the first nine months of fiscal 2008 are slightly higher than the prior year, our total debt outstanding is less at November 1, 2008 and our average interest rate costs are lower due to reduced interest rates. The average interest rate of all of our borrowings at the end of the third quarter of fiscal 2008 approximated 4.2% compared to approximately 6.2% at the end of the third quarter of fiscal 2007. See our “Liquidity and Capital Resources” discussion below.

Income Taxes

As a result of the net operating loss carryforwards available to us, we expect that cash payments for taxes will continue to be minimal at this time. At November 1, 2008, our total gross deferred tax assets were approximately $28.9 million, with a corresponding valuation allowance of $1.2 million. These tax assets principally relate to federal net operating loss carryforwards that expire through 2024. The valuation allowance of $1.2 million is for losses associated with our Canadian operations and certain state net operating losses, the benefit of which may not be recognized due to short carryforward periods.

Net Income

For the third quarter of fiscal 2008, we had a net loss of $3.2 million, or $(0.08) per diluted share, as compared to a net loss of $3.8 million, or $(0.09) per diluted share, for the third quarter of fiscal 2007. For the nine months ended November 1, 2008, we had a net loss of $1.2 million, or $(0.03) per diluted share, as compared to a net loss of $0.2 million, or $(0.01) per diluted share, for the nine months ended November 3, 2007. The results for the third quarter and first nine months of fiscal 2007, included a loss from discontinued operations of $2.0 million, or $(0.05) per diluted share, and $2.8 million, or $(0.07) per diluted share, respectively, related to our Jared M. business, which we exited in the fourth quarter of fiscal 2007. See Note 5 to the Consolidated Financial Statements for more information.

Inventory

At November 1, 2008, total inventory was $130.3 million compared to $117.8 million at February 2, 2008 and $139.4 million at November 3, 2007.

Inventory at the end of the third quarter of fiscal 2008 decreased 6.5% as compared to November 3, 2007. The decrease is the result of reductions of inventory across all divisions as part of managing our inventory levels. We expect our inventory levels at year-end for fiscal 2008 to have a similar inventory decrease over the prior year.

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

With the uncertainty surrounding the current economic climate and its continuing impact on the retail industry, we have reprioritized many of our business initiatives to focus on our free cash flow, inventory management and maintaining and strengthening our solid liquidity position. Even in this difficult environment, we expect to generate positive free cash flow for fiscal 2008 and fiscal 2009.

For the first nine months of fiscal 2008, cash provided by operating activities was $0.7 million as compared to cash used for operating activities of $15.7 million for the corresponding period of the prior year. The improvement in cash flows from operations was primarily due to the reduction in inventory, which we are closely managing in response to current sales trends.

In addition to cash flow from operations, our other primary source of working capital is our credit facility with Bank of America, N.A. (the “Credit Facility”) for a total commitment of $110.0 million. The maturity date of the Credit Facility is October 29, 2011. Borrowings under the Credit Facility bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”) and vary depending on our levels of excess availability. Our Credit Facility is described in more detail in Note 2 to the Notes to the Consolidated Financial Statements.

We had outstanding borrowings under the Credit Facility at November 1, 2008 of $57.9 million. Outstanding standby letters of credit were $2.2 million and outstanding documentary letters of credit were $0.9 million. Average monthly borrowings outstanding under this facility during the first nine months of fiscal 2008 were approximately $50.6 million, resulting in an average unused excess availability of approximately $43.8 million. Unused excess availability at November 1, 2008 was $46.7 million. Our obligations under the Credit Facility are secured by a lien on all of our assets. At November 1, 2008, we have reduced our total debt, including our long-term debt, by almost 15%, to $71.5 million from $83.5 million at November 3, 2007, while increasing our unused availability by 21% to $46.7 million.

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

Both secured notes accrue interest at a per annum rate of 1.75% plus the rate of interest equal to the 30-day published LIBOR rate. Principal and interest, in arrears, are payable monthly on each note, commencing one month after issuance of such note. We are subject to a prepayment penalty on both secured notes equal to 1% of the prepaid principal until the first anniversary of the respective secured note, 0.5% of the prepaid principal from the first day after the first anniversary through the end of the second anniversary and no prepayment penalty thereafter. At November 1, 2008, the outstanding balance of the secured notes was $13.7 million.

Both notes are secured by a security interest in all of our rights, title and interest in and to certain equipment.

Dahle Acquisition

During the second quarter of fiscal 2008, we acquired certain assets of Dahle Management Corporation (“Dahle”), an operator of 15 big and tall men’s apparel stores located in nine states. Under the asset purchase agreement, the operations of 8 Dahle’s Big and Tall men’s stores were acquired and were converted to Casual Male XL retail locations during the third quarter of fiscal 2008. The 7 remaining locations, all of which compete directly with our Casual Male XL business, will be closed by Dahle before the end of January 2009. In addition to the store locations, we also acquired Dahle’s customer list from their internet and catalog business, as well as their retail business.

Stock Repurchase Program

During fiscal 2006, our Board of Directors adopted a $75 million stock repurchase program, which was scheduled to terminate on December 31, 2007. On January 9, 2008, our Board of Directors extended this repurchase program authorizing us to continue to repurchase stock using the approximately $24.1 million remaining under the program. The repurchases may be made through open market and privately negotiated transactions pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The stock repurchase program will expire on December 31, 2008, but may be terminated earlier at any time without prior notice.

No repurchases were made during the first nine months of fiscal 2008. As of November 1, 2008, we have repurchased approximately 4.3 million shares for an aggregate price of $50.9 million pursuant to this program.

Capital Expenditures

The following table sets forth the stores opened and related square footage at November 1, 2008 and November 3, 2007, respectively:

	At November 1, 2008		At November 3, 2007
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
Casual Male XL	473	1,654	471	1,624
Rochester Big & Tall	27	220	26	215

Total Stores	500	1,874	497	1,839

Total cash outlays for capital expenditures for the first nine months of fiscal 2008 were $9.4 million as compared to $16.2 million for the first nine months of fiscal 2007, representing a 42% decrease in capital expenditures. In addition, we anticipate reducing our capital expenditures further to $5.0 million for fiscal 2009. Below is a summary of store openings and closings since February 2, 2008:

	Casual Male	Rochester Big & Tall	Total stores
At February 2, 2008	462	26	488
New outlet stores	2	1	3
New retail stores	13	—	13
Closed stores	(4)	—	(4)

At November 1, 2008	473	27	500

Relocations	5	—	5

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

For the remainder of fiscal 2008, we expect to close 4 existing Casual Male XL retail stores as their respective leases expire and relocate 2 other store locations.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended February 2, 2008 filed with the SEC on March 26, 2008.

Goodwill

During the third quarter of fiscal 2008, given the economy and its impact on our current market capitalization, we performed an interim assessment of impairment for goodwill in accordance with SFAS 142 and have determined that no impairment has occurred as of November 1, 2008. See Note 1 to the Notes to the Consolidated Financial Statements for additional information.

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires October 29, 2011, bear interest at variable rates based on Bank of America’s prime rate or the LIBOR. At November 1, 2008, the interest rate on our prime based borrowings was 4.00%. Approximately $10.0 million of our outstanding borrowings were in a LIBOR contract with an interest rate of 5.22%. Based upon a sensitivity analysis as of November 1, 2008, assuming average outstanding borrowing during the first nine months of fiscal 2008 of $50.6 million, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $253,000.

Foreign Currency

Our Sears Canada catalog operations conduct business in Canadian dollars and our Rochester Big & Tall Clothing store located in London, England conducts business in British pounds. If the value of the Canadian dollar or the British pound against the U.S. dollar weakens, the revenues and earnings of these operations will be reduced when they are translated to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of November 1, 2008, sales from our Sears Canada operations, our London Rochester Big & Tall store and our international e-commerce sites were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse affect on our financial position or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 1, 2008. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 1, 2008, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended November 1, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe that the resolution of these matters will not have an adverse impact on our operations or financial position.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended February 2, 2008 filed with the SEC on March 26, 2008, except for the following:

Disruptions in the capital and credit markets related to the current national and world-wide financial crisis, which may continue indefinitely or intensify, could adversely affect our results of operations, cash flows and financial condition, or those of our customers and vendors.

The current disruptions in the capital and credit markets may continue indefinitely or intensify, and adversely impact our results of operations, cash flows and financial condition, or those of our customers and vendors. Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity. Such disruptions may also adversely impact the capital needs of our customers and vendors, which, in turn, could adversely affect our results of operations, cash flows and financial condition.

We may not be able to maintain our listing on The NASDAQ Global Market, which would adversely affect the price and liquidity of our common stock.

To maintain the listing of our common stock on The NASDAQ Global Market we are required to meet certain listing requirements, including a minimum closing bid price of $1.00 per share. Our common stock traded below the $1.00 minimum bid price on November 18, 2008, November 19, 2008 and November 20, 2008. Under normal circumstances, companies traded on Nasdaq would receive a deficiency notice from Nasdaq if their common stock has traded below the $1.00 minimum bid price for 30 consecutive business days. Due to market conditions, however, on October 16, 2008, Nasdaq announced suspension of the enforcement of rules requiring a minimum $1.00 closing bid price, with the suspension to remain in place until Friday, January 16, 2009. If our common stock continues to trade below the $1.00 minimum bid price for 30 consecutive business days following the end of Nasdaq’s enforcement suspension, we would likely receive a deficiency notice. Following receipt of a deficiency notice, we expect we would have 180 calendar days to regain compliance by having our common stock trade over the $1.00 minimum bid price for at least a 10-day period. If we were to fail to meet the minimum bid price for at least 10 consecutive days during the grace period, our common stock could be delisted. Even if we are able to comply with the minimum bid requirement, there is no assurance that in the future we will continue to satisfy Nasdaq listing requirements, with the result that our common stock may be delisted. Should our common stock be delisted from Nasdaq, and the delisting determination was based solely on non-compliance with the $1.00 minimum bid price, we may consider applying to transfer our common stock to The NASDAQ Capital Market provided that we satisfy all criteria for initial inclusion on such market other than the minimum bid price rule. In the event of such a transfer, the NASDAQ Marketplace Rules provide that we would have an additional 180 calendar days to comply with the minimum bid price rule while on The NASDAQ Capital Market. If our stock is delisted from The NASDAQ Global Market and The NASDAQ Capital Market, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. Delisting of our common stock could materially adversely affect the market price and market liquidity of our common stock and our ability to raise necessary capital.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Amendment to Consulting Agreement dated September 8, 2008 between Jewelcor Management, Inc. and the Company.

10.2	Casual Male Retail Group, Inc. Non-Employee Director Compensation Plan dated November 20, 2008.

10.3	Casual Male Retail Group, Inc. Nonqualified Deferred Compensation Plan effective November 1, 2006.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.

Date: November 21, 2008	By: /S/ SHERI A. KNIGHT
Sheri A. Knight
Senior Vice President of Finance and Corporate Controller