Form 10-K
period 2009-01-31
CASUAL MALE RETAIL GROUP INC
filed 2009-03-23
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009 (Fiscal 2008) Commission File Number 0-15898

CASUAL MALE RETAIL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

(781) 828-9300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC
Preferred Stock Purchase Rights

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

As of August 2, 2008, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $72.6 million, based on the last reported sale price on that date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily determinative for other purposes.

The registrant had 41,450,170 shares of Common Stock, $0.01 par value, outstanding as of March 17, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III.

CASUAL MALE RETAIL GROUP, INC.

Index to Annual Report on Form 10-K

Year Ended January 31, 2009

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

Casual Male Retail Group, Inc. together with our subsidiaries (the “Company”) is the largest specialty retailer of big & tall men’s apparel with retail operations in the United States and London, England and direct businesses throughout the United States, Canada and Europe. We operate under the trade names of Casual Male XL, Casual Male XL Outlets, Rochester Clothing, B & T Factory Direct, Shoes XL and Living XL. We operate 401 Casual Male XL retail stores, 66 Casual Male XL outlet stores and 27 Rochester Clothing stores. Our direct business includes several catalogs and e-commerce sites which support our brands and product extensions. Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Casual Male Retail Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007 as “fiscal 2008,” “fiscal 2007” and “fiscal 2006,” respectively.

HISTORY

Our Company was incorporated in the State of Delaware in 1976 under the name Designs, Inc. Until fiscal 1995, we operated exclusively Levi Strauss & Co. branded apparel mall and outlet stores. In May 2002, we acquired the Casual Male business from Casual Male Corp. at a bankruptcy court-ordered auction. At the time of the acquisition, Casual Male was the largest retailer of men’s clothing in the big & tall market in the United States. As a result of the acquisition and the significance of it to the growth and future identity of our Company, on August 8, 2002, we changed our name to “Casual Male Retail Group, Inc.”

Since the acquisition in 2002, we have invested approximately $75.0 million, of the total $105.0 million spent in capital over the past six years, toward rebuilding our infrastructure, including:

•

modernizing our information technology, benefiting every aspect of our operations from distribution, global sourcing, store operations and merchandise planning to overall inventory management and profitability;

•

updating and restructuring our distribution center with an enhanced warehousing application that significantly streamlined our distribution processes, enhanced our in-transit times and significantly reduced our costs;

•

refreshing our real estate portfolio through our remodeling and relocation initiatives. Since 2002, we have remodeled approximately 262 of our Casual Male retail and outlet stores and have relocated another 50 to improved locations;

•	acquiring Rochester Clothing in fiscal 2004, with its then 24 retail stores; and,

•

re-branding all of our Casual Male stores, including all signage, from Casual Male Big & Tall to Casual Male XL. This name change helped to remove the stigma associated with the words “big & tall” and was positively received throughout the chain.

OUR INDUSTRY

The men’s big & tall apparel market, which includes pants with a waist size of 42” and greater, as well as tops sized 1X and greater, generates approximately $5.5 billion to $6.0 billion in sales annually and represents approximately 13% of the overall men’s apparel business. Growth in this segment has been driven by rapidly changing market demographics. In fiscal 2005, 61% of U.S. adults were overweight or obese, up more than 50% in ten years. Additionally, in 2005, all 50 states classified 15% or more of their total adult population as obese, versus four states in 1991. According to the Center for Disease Control, the rate of obesity for the under-30 age group is growing faster than any other segment of the population. These statistics suggest that there is a significant gap between the market share of the big & tall apparel market and the overall percentage of the population classified as overweight.

The men’s big & tall apparel market is currently served by a variety of retailers, including department stores, mass merchandisers and specialty stores. These stores typically offer a limited assortment of sizes and styles. We estimate that our current market share is approximately 7.7% and believe that we have the potential to reach 12% and beyond. We believe that we can ultimately achieve this goal by catering to the broader target market, attracting customers from various incomes, age and lifestyle segments and offering the widest selection of sizes and styles. A substantial opportunity continues to exist for market share growth from the lower-size range of our market: men in the 42”-46” waist size. These sizes are usually at the high end of the size range for most retailers and, as a result, the selection is usually limited at such retailers.

OUR BUSINESS

The big & tall industry is highly fragmented with a large volume of target customers who, we believe, are essentially underserved. While our long-term goals continue to be market share growth and overall improved profitability, our immediate focus has shifted as a result of the declining economy. With the uncertainty that exists regarding the volatility of the economy and its continued impact on consumer spending, during fiscal 2008, we increased our focus on maintaining a solid liquidity position, generating free cash flow on an expected decreasing sales base and managing our balance sheet, specifically inventory. Based on the current economic outlook for the next 12-18 months, our posture will remain the same.

We operate as a multi-channel retailer with two primary retail brands: Casual Male XL and Rochester Clothing. The Casual Male XL customer is a consumer of primarily moderately priced branded and private label casual sportswear and dresswear. The Rochester Clothing customer is a luxury-oriented consumer of fine quality, designer and branded menswear. In addition, we started B&T Factory Direct in 2007 for the value-oriented component of our target market. With shoes being an integral part of any wardrobe, in 2007 we started our direct business, Shoes XL, to improve our penetration in the shoe product line. Lastly, to cater to the household needs of our target market, we acquired a small business, Living XL, specializing in high-quality household products which help larger people maintain a more comfortable lifestyle.

Our objective is to appeal to all of our customers by providing multiple and convenient ways to shop. Our customer is often a destination shopper when it comes to purchasing apparel for himself. Our direct businesses are a natural extension of our store operations and extend the reach of our brands by offering an easy way for our customers to shop. An NPD Group study completed in 2005 found that the big & tall customer often crosses channels to find the clothing they need and want. The study found that approximately 33% of big & tall customers shop online for their clothing, as compared to 21% of regular sized men. Likewise, the big & tall customer’s rate of catalog shopping is nearly double that for men who do not require special sizes.

This multi-channel approach has enabled us to grow our business by offering a shopping alternative to the full spectrum of our potential target group. Through acquisitions, new business formats and new product development, we believe we cater to all income demographics from the value-oriented customer to the high-end luxury-oriented customer. We offer our customers merchandise in all lifestyles from casual to business, young to mature, in all sizes XL and up.

In spite of the state of the economy, we will continue to pursue any new opportunities that would strengthen our multi-channel experience for our customers. At the same time, through continual improvement in customer service as well as merchandise offerings that meet the struggling financial needs of some of our customers, we hope to mitigate the drop in consumer retail traffic by further improving upon our conversion metrics, the percentage of shoppers who actually make a purchase on their visit as well as the average units sold per transaction.

Casual Male

Our Casual Male business offers an extensive selection of quality sportswear, dress clothing and footwear for the big & tall customer at moderate prices. Our full-price Casual Male merchandise is sold through our 401 Casual Male XL retail stores, Casual Male XL catalogs and e-commerce site www.casualmaleXL.com.

Merchandise

The majority of the Casual Male merchandise is basic or fashion-neutral items, such as jeans, casual slacks, tee-shirts, polo shirts, dress shirts and suit separates. The Casual Male customer is primarily interested in comfort and fit, at a reasonable price. As such, Casual Male’s clothing has features specifically designed for our customer, such as waist-relaxer pants, stretch belts, zipper ties, wide band socks, neck-relaxer shirts and clothing with comfort-stretch technology and reinforced stress points.

We carry several private label lines in our Casual Male XL retail stores and direct businesses which perform very strongly and represent more than 70% of our sales:

-Harbor Bay was our first proprietary brand and it continues to represent a significant portion of our business, specifically our core basic merchandise. Harbor Bay is a traditional line of clothing which competes with the Dockers®, Izod® and Cutter & Buck® branded products.

-626 Blue-Vintage Surplus (“626 Blue”) is targeted toward a younger customer. 626 Blue introduces a younger lifestyle look that caters to a broader market, which is influenced by Abercrombie & Fitch and American Eagle. Our 626 Blue merchandise is comprised of premium washed denim, casual wovens and tee-shirts. This private label line has grown significantly over the past three years.

-Synrgy targets the customer looking for a contemporary look. The merchandise is inspired by Perry Ellis Portfolio and Calvin Klein’s sportswear line.

-Comfort Zone™ apparel is all about comfort, fit and technology. The merchandise has exclusive features such as our patented Neck-Relaxer shirt, Waist-Relaxer pants, Jacket-Relaxer suit separates and Dry-Action wicking polo that provide comfort and performance combined with uncompromising style so that big & tall men can find casualwear and dresswear that fit their lifestyle.

-Oak Hill is a premier line catering to those customers looking for slightly more style and quality than our Harbor Bay but still in a traditional lifestyle.

In addition to our many private label lines, we carry several well-known brands of merchandise including: Polo Ralph Lauren, Nautica, Nautica Jeans Co., EcKo, Levi’s®, Dockers®, Calvin Klein, Reebok® and others.

Our private label brands, together with the traditional well-known brands, enable us to better cater to the various market segments of our overall target market. Our research has shown that we need to appeal to a variety of customers within the big & tall market in our efforts to become the preferred choice among big & tall men.

Our stores are merchandised to showcase entire outfits by lifestyle, including traditional, functional active, young men’s, dresswear and contemporary. This format allows us to merchandise key items and seasonal goods in prominent displays and makes coordinating outfits easier for the customer while encouraging multi-item purchases. This lifestyle layout also allows us to better manage store space in each market to target local demographics. Stores are clustered to meet the demographic needs of customers by climate and ethnicity. The key item strategy is also fully integrated by lifestyle, allowing us to focus on merchandise presentation and offer our customers a compelling value proposition.

Retail Operations

Casual Male XL retail stores.

At January 31, 2009, we operated 401 Casual Male XL full-price retail stores, located primarily in strip centers, power centers or stand-alone locations. These stores offer a broad selection of basic sportswear, other casual apparel, dress wear and accessories, as well as a full complement of our private label collections. The average Casual Male XL store is approximately 3,521 square feet and has approximately $185 in sales per square foot annually.

Casual Male XL outlet stores.

At January 31, 2009, we operated 66 Casual Male XL outlet stores designed to offer a wide range of casual clothing for the big & tall customer at prices that are generally 20-25% lower than those offered at our full-price retail stores. Much of the merchandise in the outlet stores is offered with the purchasing interests of the value-oriented customer in mind. The merchandise assortments and brands carried in the outlet stores are consistent with the merchandise strategies carried in our direct business, B&T Factory Direct, which is discussed below. The average Casual Male XL outlet store is approximately 3,185 square feet and has approximately $188 in sales per square foot annually.

Casual Male XL Direct Businesses

Our direct businesses are a vital part of our multi-channel business. Due to the capacity limitations of any retail store, our stores cannot always stock every size or assortment. Our direct businesses bridge that gap for us. We encourage and expect our store associates to use our catalog and websites to help fulfill our customers clothing needs. If an item is not available in our store, then our store associates can order the item for our customer through one of our direct channels and have it shipped to the store or directly to the customer. Approximately 5% of our retail stores’ sales are sales derived from in-store orders placed through our direct channels.

Our Casual Male XL website, www.casualmaleXL.com, and our “Casual Male XL” catalogs offer an assortment of merchandise similar to what is available in the stores, but also offers a broader selection of brands, styles and sizes. During fiscal 2008, we issued 18 editions of our Casual Male XL catalogs and circulated a total of 8.8 million catalogs. We also own the domain name www.bigandtall.com. This site integrates our Casual Male XL, Rochester Clothing, B&T Factory Direct, Living XL and Shoes XL websites in an effort to generate additional traffic.

Through our business relationship with Sears U.S. and Sears Canada, we offer selected Casual Male merchandise on www.Sears.com and www.Sears.ca, Sears’ Canadian website. In cooperation with Sears U.S., we produce a co-branded Casual Male XL and Sears catalog. During fiscal 2008, we mailed 5 editions of the catalog with a circulation of 500,000. In addition, we also have a co-branded section in the Sears Canada catalog. During fiscal 2008, we appeared in 4 editions with a circulation of 500,000 catalogs depending on the edition.

B&T Factory Direct

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

During fiscal 2008, we mailed 9 editions of B&T Factory Direct with a circulation of 2.3 million.

Rochester Business

Merchandise

Our Rochester Clothing stores carry a broad selection of quality apparel, at higher price points, from well-known branded manufacturers such as Polo Ralph Lauren, Robert Graham, Joseph Abboud, Michael Kors, Ermenegildo Zegna, Cutter and Buck, Tommy Bahama, and Paul & Shark. The Rochester customer is able to find a wide range of apparel from traditional and modern sportswear to suits and accessories. These stores cater to our customer, offering a personal shopper-type experience, with experienced staff that has a strong knowledge of the merchandise and services, such as custom made-to-measure suiting and on-site tailoring.

In fiscal 2006, we introduced two private label brands made specifically for our Rochester customers. Rochester 1906™ is targeted as a classic traditional line offering sportswear, loungewear and dress shirts, while Castagne™ is positioned as a more contemporary sportswear line. In fall of 2008, Rochester introduced Society of One, a jeans wear brand catering to the needs of the fashion denim customer. All proprietary private brands feature the highest quality fabrications, details and construction. These brands represent approximately 8% of Rochester sales for fiscal 2008. Although these lines have found a market with our customers, we do not expect private label product to be as big of a contributor as it is in our Casual Male business because of our Rochester customer’s preference for branded high-end fashion merchandise.

Due to the high-end price points of our Rochester business, the decline in the economy during fiscal 2008 has affected our Rochester business the most. In response, we are looking at ways to improve and strengthen the overall profitability of our Rochester business. We strongly believe that the Rochester brand is an integral part of our overall objective of providing a shopping alternative to the full spectrum of our target customers, from the value-oriented customer to the high-end Rochester customer. However, because of the economy and its direct impact on our higher-end customers, we are considering reducing our store count for Rochester. During fiscal 2009, we will begin testing a new hybrid store format in six of our existing Rochester stores. The hybrid store format, which by design will be a 6,000-7,000 square foot store, is a combination Rochester Clothing and Casual Male XL store, allowing the customer an opportunity to see the lifestyle sportswear offered by Casual Male XL while still offering the lifestyle of the higher-end fashion apparel of Rochester Clothing. Our Casual Male customer will also have an opportunity to see an extended offering of higher-end sportswear that currently is not offered in our Casual Male XL stores. We are anticipating that the merchandise will be a combination of 75% Casual Male and 25% Rochester product, including an expanded assortment of suits, sportcoats and dress shirts with on-site tailoring services currently not available in our Casual Male XL stores.

In addition to our hybrid format, we may also consider converting select stores to an outlet format. The outlet format would carry a basic core-line of Rochester clothing and clearance merchandise from our full price retail stores. We are also adding a selection of more moderately priced basics to our Rochester Clothing stores during 2009, primarily from the well-known branded apparel lines that our Rochester customers expect.

Retail Operations

Rochester Clothing stores

At January 31, 2009, we operated 27 Rochester Clothing stores, located in major cities throughout the United States and one store in London, England. The Rochester Clothing stores provide the customer with high-end merchandise from well-recognized brands. The average Rochester Clothing store is approximately 8,192 square feet and has approximately $256 in sales per square foot annually.

Rochester Clothing direct businesses

Because we currently have only 27 Rochester Clothing retail locations, which may not be accessible for many of our Rochester customers, our direct businesses are a significant portion of our overall Rochester business. Our “Rochester Big & Tall” catalog and www.rochesterclothing.com website offer an assortment of clothing that is similar to what can be found in our retail stores, with a broader selection in most cases. During fiscal 2008, we issued 20 editions of the Rochester Big & Tall catalog with a circulation of 3.7 million.

Our Other Direct Businesses

Shoes XL

Our website www.shoesXL.com carries a complete line of men’s footwear in extended sizes. This website offers our customers a full range of footwear in hard-to-find sizes. Our plan is to significantly increase our sales penetration in the shoe product category to levels which are more in line with men’s apparel spending for shoes. The assortment on Shoes XL is a reflection of our apparel, with a broad assortment from moderate to luxury and from casual to formal. Shoes XL currently has a selection of more than 400 shoes, ranging in sizes from 12M to 17M and widths up to 5E. We carry a number of designer brands including Cole Haan, Allen Edmonds, Timberland, Calvin Klein, Lacoste and Bruno Magli. Shoes XL is also supported with a catalog. In fiscal 2008, we mailed 4 editions with a circulation of 1.6 million.

In addition, we have added the expanded shoe assortments within our existing Casual Male XL and Rochester Clothing catalogs, including on our websites, www.casualmaleXL.com, www.btdirect.com and www.rochesterclothing.com, as well as featuring the entire shoe product assortments on www.shoesXL.com.

Living XL

Our Living XL business, which includes our website www.livingxl.com and our Living XL catalogs, specializes in the selling of select unique, high-quality products which help larger people maintain a more comfortable lifestyle. The types of products sold on our website and in our catalogs benefit both men and women and include sports and outdoor accessories, patio furniture, travel accessories, medical products and other household items. During fiscal 2008, we mailed 7 editions of our Living XL catalog with a circulation of 4.6 million.

International Web Stores

During the third quarter of fiscal 2008, we launched our online stores for both our Casual Male XL and Rochester Clothing brands in six European countries: U.K., Germany, France, Italy, Spain and the Netherlands. We engaged GSI Commerce, Inc. (“GSI”), a leading provider of e-commerce solutions, for the design, development and operations of the 12 online stores. GSI provides the Web store design, order processing, fulfillment and customer call center services for each of the Web stores. Each online store is tailored to the specific European country in which it operates and includes country-specific components, such as online payment processing, content translation and customer services.

MERCHANDISE PLANNING AND ALLOCATION

Our merchandise planning and allocation area is critical to the effective management of our inventory, store assortments, product sizes and overall gross margin profitability. The merchandise planning and allocation team has an array of planning and replenishment tools available designed to assist in not only maintaining an appropriate level of inventory and in-stock positions at the store and direct levels, but also tools for pre-season planning for product assortments for each store and the direct channels. Additionally, in-season reporting identifies opportunities and challenges in inventory performance. Over the past several years, we have made important investments in implementing best practice tools and processes.

Our core merchandise makes up over 40% of our Casual Male assortments and over 25% of our Rochester assortments. Our planning and allocation team estimates quantity and demand several months in advance to optimize gross margin and minimize end-of-season merchandise for all seasonal merchandise. We have implemented an all-channel assortment planning methodology that customizes each store’s assortment to accentuate lifestyle preferences for each store.

In 2008, we implemented a merchandising data warehouse intended to provide the merchandising team with standardized reporting for monitoring assortment performance by product category and by store, identifying in-stock positions by size and generally monitoring overall inventory levels relative to selling. At season end, we analyze the overall performance of product category, overall assortments and specific styles by store to focus on the opportunities and challenges for the next season’s pre-season planning cycle.

During 2008, we have been building a set of specific universal reporting tools which is intended to be used to fulfill the daily, weekly and monthly roles and responsibilities of the merchandise planning and allocation team. These reporting tools provide focused and actionable views of the business to optimize the overall assortment by category and by store. We believe that by having all members of the merchandise planning and allocation team follow a standardize set of processes with the use of standardize reporting tools, our inventory performance will be optimized.

STORE OPERATIONS

We believe that our store associates are the key to creating the highest quality visit for our customers. In fiscal 2008, we began a three-year program to essentially change the culture of our stores from an operationally-driven organization to a sales-driven, customer relationship organization. Our overall goal is to help our associates become less task oriented and more focused on the customer. We want our associates to help our customers buy their apparel needs by building their wardrobes, not just selling our customers an item. In order to do this, we have invested in educating our associates. Our training approach not only provides product knowledge but also behavioral training; we are teaching our associates how to interact with each customer and strengthen and build upon their relationships with their customers.

We are also able to gauge the effectiveness of this training by measuring sales productivity at each level of the field organization, including individual sales associates. We believe that these education programs, together with monitoring sales metrics to help identify opportunities for further training, will add to our brand loyalty with our customers, while also improving sales productivity.

Our field organization is overseen by our Senior Vice President of Store Sales and Operations and is comprised of the following:

Casual Male XL store operations

In order to provide management development and guidance to individual store managers, we employ approximately 37 District Managers. The District Managers are divided among four geographical regions, each region consisting of 8 to 11 District Managers depending on the number of stores and the distance between them. Each District Manager is responsible for hiring and developing store managers at the stores assigned to that District Manager’s area and for the overall operations and profitability of those stores. District Managers report to one of our four Regional Directors, each of whom reports directly to our Senior Vice President of Store Sales and Operations. The Regional Directors and Senior Vice President of Store Sales and Operations coordinate all sales and operations initiatives and activities.

Each store is staffed with a store manager, assistants and associates. Each store manager is responsible for achieving certain sales and operational targets and is entitled to receive bonuses based on achieving those targets.

Rochester Clothing store operations

The Rochester Clothing store operations are divided among three geographical regions which are managed by three Regional Managers reporting to the Vice President of Rochester Sales. Each Regional Manager is directly responsible for hiring and developing store managers at the 6 to 10 stores assigned to that Regional Manager’s area and for the overall operations and profitability of those stores. The Vice President of Rochester Sales reports directly to the Senior Vice President of Store Sales and Operations.

Each Rochester Clothing store is staffed with a salaried and incentive-based store manager and hourly-paid and commissioned assistant managers and sales associates.

Our field organization is supported by our Vice President of Operations whose staff supports the communication, training and development of our field personnel.

MARKETING AND ADVERTISING

Our marketing department creates and implements a wide variety of national, regional and local advertising, direct marketing and sales promotion programs. These direct mail and e-mail programs are designed to increase sales and customer awareness of all of our business channels, which include Casual Male XL, Rochester Clothing, B&T Factory Direct, Living XL and Shoes XL. The primary component to our marketing budget is our direct mail campaigns to our customer databases. With the majority of sales captured in our customer database, we maintain the largest customer database of purchasers of big & tall clothing. Our direct mail and e-mail programs allow continuous communication with our customers both for promotional events as well as relationship programs such as the birthday club and new customer loyalty programs. In addition, local store marketing activities occur on a regular basis and include store opening events and in-store promotion programs.

Advertising and marketing costs for all channels of our businesses represent approximately 7.7% of our total revenue for fiscal 2008, or approximately $34.1 million. This includes creating and distributing catalogs, retail direct mail pieces and in-store signage for our Casual Male XL business, Rochester business, as well as our supporting e-commerce businesses, including B&T Factory Direct, Living XL and Shoes XL.

In addition, we have a very active e-mail campaign updating all of our customers about the latest fashions, wardrobe ideas, promotional discounts and clearance specials. Over the past 12 months, we have sent over 200 e-mails to our customer base for all divisions.

We manage a customer loyalty program for our Casual Male XL customers. At of the end of fiscal 2008, approximately 81% of our Casual Male retail customers were enrolled in this program and 71% of all of our Casual Male customers, both direct and retail, were enrolled. Under the program, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds. Through fiscal 2008, rewards earned were valid through the stated expiration date, which was approximately five months from the mailing date and could be redeemed for a discount on a future purchase of merchandise from us. Rewards not redeemed during the five-month redemption period were forfeited. For fiscal 2009, we are modifying and expanding on our current loyalty program. Under the revised program, we are increasing the point threshold under which rewards are earned but the value of the earned award as a percentage of points will be greater. In addition, points will accumulate on a calendar year and will reset with the beginning of a new year. We are also reducing the redemption period on the reward from five months to three months.

In March 2009, we rolled out a new level of our loyalty program, Prestige XL. Prestige XL is a rewards program for our top highest spending customers. This group of individuals spends on average over $1,000 per year. The objective of this program is to recognize these customers and continue to build brand loyalty with them, which closely aligns with our overall store operation objective of building strong customer service. Our store associates will be able to identify our Prestige XL customer and cater to his shopping needs. The customer will receive specialized benefits including double points, preferred sales, special e-commerce offers and catalog shout-outs. Only a select few will be invited to join the Prestige XL program and enrollment will only be for one year. Each year we will award our past year’s highest spending customers a Prestige XL loyalty card.

We believe that these changes and enhancements to our loyalty programs will continue to improve our sales productivity and encourage a loyal customer base while reducing the overall cost of the programs.

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

For fiscal 2009, we have reduced our marketing budget by approximately $7.9 million to approximately $26.6 million with a strong focus on improving marketing productivity. Our focus and marketing objectives will be aimed toward our existing loyal customer base, where we will focus on our direct mail and e-mail programs. We are planning to minimize mass-media advertising and prospecting of new customers, instead improving overall marketing effectiveness with a smaller budget. Our remaining cost savings will be from the reduction in catalog circulation, some of which started to occur in fiscal 2008. We have begun further tailoring our circulation towards our more active customers and reducing the number of circulations to our less productive customers. By focusing on this more active group of customers, we can improve our productivity while minimizing our costs.

COMPETITION

Our business faces competition from a variety of sources, including department stores, mass merchandisers, other specialty stores and discount and off-price retailers, as well as other retailers that sell big & tall merchandise. While we have successfully competed on the basis of merchandise selection, favorable pricing, customer service and desirable store locations, there can be no assurances that other retailers will not adopt purchasing and marketing concepts similar to ours. In addition, discount retailers with significant buying power, such as Wal-Mart, J.C. Penny and Target, represent a source of competition for us.

The United States men’s big & tall apparel market is highly competitive with many national and regional department stores, specialty apparel retailers, single market operators and discount stores offering a broad range of apparel products similar to ours. Besides retail competitors, we consider any casual apparel manufacturer operating in outlet malls throughout the United States to be a competitor in the casual apparel market. We believe that we are the only national operator of apparel stores focused on the men’s big & tall market.

The catalog business has several competitors, including the King Size Catalog (which is owned by Redcats USA, a wholly-owned subsidiary of Pinault-Printemps-Redoute, SA of France) and J.C. Penny’s Big & Tall Collection catalog.

GLOBAL SOURCING

Over the past three years, we have been growing a direct sourcing program for our private label merchandise. During fiscal 2008, over 70% of our Casual Male merchandise is from our private label product lines. All channels within Casual Male and, on a smaller scale, Rochester, have benefited from our direct sourcing initiatives resulting in increased markups as compared to our brand-name product lines. In addition to direct sourcing of apparel, we began the direct sourcing of Living XL in fiscal 2008.

We have developed business relationships with five specialized apparel buying agents to oversee our production, quality control, and social compliance for the Eastern Hemisphere. In addition, our global sourcing team works directly with factories in Central and South America. Our global sourcing strategy is a balanced approach considering both cost and lead time, depending on the requirements of the program.

We require each vendor and factory to adhere to our Code of Conduct, which is designed to ensure that the operations of each of our business associates are conducted in a legal, ethical and responsible manner. Our Code of Conduct requires that each of our business associates operates in compliance with the applicable wage, benefit and working hours and other laws of each of the respective countries in which we do business and forbids the use of practices such as child labor or forced labor. We oversee and manage our compliance program internally. We contract with a third-party compliance audit firm to make periodic visits to the factories that produce our merchandise to monitor compliance, including prequalification for new suppliers. All of our agents have their own compliance programs which supplement our program.

In an effort to minimize foreign currency risk, all payments to our direct sourced vendors and buying agents are made in U.S. dollars through the use of letters of credit or payment on account.

DISTRIBUTION

All of our distribution operations, with the exception of Living XL and our International Web stores, are centralized in our headquarters and distribution center located in Canton, Massachusetts. For Living XL, we utilize a third-party distribution center for the receipt, processing and shipping of merchandise. See discussion above regarding our International Web Stores.

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

Since 2003, we have utilized United Parcel Services (“UPS”) for all our store shipments as well as all domestic customer deliveries. This association with UPS has improved our distribution capabilities while also reducing our shipping costs. By utilizing UPS, we are able to track all deliveries from the warehouse to our individual stores, including the status of in-transit shipments. Our current contract with UPS is through December 2010.

We utilize the Manhattan Associates’ PKMS warehousing application for our distribution center systems, which has significantly streamlined our distribution processes, enhanced our in-transit times, and significantly reduced our distribution costs. In addition, we have slightly altered our distribution strategy as it relates to seasonal merchandise to allow for replenishment of styles at the color and size level which has optimized sales opportunities and minimized our end of season clearance markdowns. This seasonal merchandise distribution strategy requires significantly higher volume of individual piece processing, a more costly distribution method in contrast to carton handling. However, in conjunction with the installation of a more efficient PKMS warehousing application, we have also updated our processes in order to optimize the new system capabilities in areas such as receiving, cross-dock handling, put-away, and picking including the use of scanning equipment. Accordingly, in spite of the shift in distribution strategy to include the more costly piece replenishment, our distribution costs have decreased and are expected to continue to decrease as a result of the new systems and the adoption of updated process flows. We are also adding a Labor Management component to the PKMS warehousing application that will enable us to track systemically our actual productivity versus an engineered productivity standard, further improving our efficiency.

During fiscal 2007, we implemented new sorting systems for both our retail and direct businesses. During fiscal 2008, we began to see benefits in our labor efficiencies as well as improvements in our daily capacity to process and ship merchandise. Having achieved full productivity in fiscal 2008, we expect to see continued benefits in fiscal 2009.

In-bound calls and order fulfillment for our direct businesses are currently handled at our Canton facility.

MANAGEMENT INFORMATION SYSTEMS

Our management information systems consist of a full range of retail merchandising and financial systems which include merchandise planning and reporting, distribution center processing, inventory allocation, sales reporting, and financial processing and reporting. Our business operates primarily on an IBM AS/400 platform, with the e-commerce/catalog business on the HP environment. We believe that our current infrastructure provides us the ability and capacity to process transactions more efficiently and provides our management team with comprehensive tools with which to manage our business.

Our suite of merchandising systems consists of the JDA Portfolio Solutions, specifically the MMS Merchandise Management System, Retail Ideas Data Warehouse, and Arthur Merchandise Planning and Advanced Allocation systems. In addition, we also utilize JDA’s E3 Advanced Replenishment system to optimize fill back from vendors and adjustments from seasonal profiles which we believe has improved sales opportunities and control over our inventory of basic merchandise. For our distribution operations, we use Manhattan Associates’ PKMS distribution system. These systems have enabled us to improve sales, better manage inventory levels and streamline operations.

All of our stores have state-of-the-art point-of-sale (“POS”) terminals supplied by IBM. The business is supported by a POS business application provided by NSB Group. The POS applications capture daily transaction information by item, color and size. Communication between our corporate headquarters and all of our stores is facilitated on a daily basis through the use of an electronic mail system. The POS system includes a multitude of features including CRM tools that enable us to track customer buying habits and provide us with the ability to target customers with specific offers and promotions.

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

Using QuantiSense, a business intelligence and data warehousing application, we are able to provide our management team the ability to integrate data from several sources into reports that are useful and easily obtained. With its customized reporting capabilities, we have visibility down to the lowest level: style, SKU and store. Over the past year, we have developed customized reporting that has been extremely beneficial to our business. With the use of this software, we now have store grading applications and size scaling to the store level. During fiscal 2008, we completed the customization of our merchandise allocation roles and created a standardized set of “best practices.” During fiscal 2009, we will begin to create similar sets of standardized best practices for our planning and buying groups. These reporting and processing enhancements will allow us to further improve our inventory management.

Since we acquired Casual Male in fiscal 2002, the infrastructure of our management information systems has consistently been a priority to us. The investments that we have made in this regard have substantially improved our overall efficiency and most importantly have enabled us to better manage our most valuable asset – our inventory. Even though we have considerably reduced our capital expenditure plans for fiscal 2009 in response to the current economic conditions, there are several projects which we believe should continue during the immediate future as they will enable us to further streamline our operations and ultimately result in future cost savings.

The largest of these projects is to establish one chain-wide inventory system. Presently, our direct businesses and retail businesses maintain separate inventory systems. We have been working since the beginning of fiscal 2008 toward integration of these systems so that our inventory is shared among all channels of our business. The completion of this project will have numerous benefits to us including eliminating the redundancy of inventory items that currently exist as a result of managing two systems and, from an operational perspective, we will simplify the ordering process considerably.

Along similar lines, we will integrate our primary merchandise management system with our product life cycle management system. The completion of this project will provide our merchants and sourcing department with full visibility and automation from purchase order to received shipments, which is increasingly more important as our private label program continues to grow.

We are also working to upgrade our websites to the latest platform, which will have internal benefits as well as improve our customers’ shopping experience. We will be adding enhanced advanced search programs allowing more complex faceted searches. Our primary short-term goal is to maintain and strengthen our relationship with our customer: when they visit our direct businesses on-line, we want to ensure that the experience is effortless and that they find what they are looking for.

From a store perspective, we also need to be able to manage and build upon these customer relationships through enhanced CRM programs. Working with our vendors, we are presently considering various enhancements to our existing software so that we can provide our sales associates with the real-time information they need to improve productivity and enable better customer relationships.

Although we do not expect to complete all of these initiatives during fiscal 2009, we do expect that they will be completed within the next 12-18 months.

SEASONALITY

Consistent with the retail industry, our business is seasonal, traditionally generating the largest volume of sales during the Christmas selling season in December. The majority of our operating income is generated in the fourth quarter as a result of the impact of the Christmas selling season.

TRADEMARKS/TRADEMARK LICENSE AGREEMENTS

We own several servicemarks and trademarks relating to our businesses, including, among others, “Casual Male®”, “Casual Male XL™”, “B&T Factory Direct™”, “Rochester Big & Tall™”, “Harbor Bay®”, “Oak Hill™”, “Comfort Zone by Casual Male™”, “Flex-Zone™”, “Comfort Zone™”, “Synrgy™”, “Rochester 1906™” and “Castagne™”. We also have a U.S. patent for an extendable collar system, which is marketed as “Neck-Relaxer®.”

EMPLOYEES

As of January 31, 2009, we employed approximately 3,015 associates, of whom 1,796 were full-time personnel. We hire additional temporary employees during the peak Fall and Holiday seasons. None of our employees is represented by any collective bargaining agreement.

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

Like most other retail businesses, our business is seasonal. Historically, over 30% of our net sales have been made and approximately 70% or more of our operating income has been generated during November, December and January. Like other retail businesses, our operations may be negatively affected by local, regional or national economic conditions, such as levels of disposable consumer income, consumer debt, interest rates and consumer confidence. As we experienced during fiscal 2008, the current economic downturn has caused consumers to reduce their spending, which has negatively affected our sales. A sustained economic downturn would have an adverse affect on our results of operations.

Our business may be adversely affected by economic and foreign issues abroad.

Over the past few years, we have been working toward developing a global sourcing program to support our growing proprietary branded merchandise. Economic and civil unrest in areas of the world where we source such merchandise, as well as shipping and docking issues could adversely impact the availability and cost of such merchandise. Political instability, the financial instability of our suppliers, merchandise quality issues, trade restrictions, tariffs, currency exchange rates, transport capacity and costs, inflation and other factors relating to foreign trade are beyond our control. In the event of disruptions or delays in deliveries due to economic or political conditions in foreign countries, such disruptions or delays could adversely affect our results of operations unless and until alternative supply arrangements could be made. These and other issues affecting our suppliers could adversely affect our business and financial performance.

We are dependent on third parties for the manufacture of the merchandise we sell.

We do not own or operate any manufacturing facilities and are therefore entirely dependent on third parties for the manufacture of the merchandise we sell. Without adequate supplies of merchandise to sell to our customers in the merchandise styles and fashions demanded by our particular customer base, sales would decrease materially and our business would suffer. With the current financial state of the economy, the financial stability of our vendors becomes a greater risk. We are dependent on their ability to fulfill our merchandise orders and meet our delivery terms.

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

All merchandise for our stores is received into our centralized distribution center in Canton, Massachusetts, where the inventory is then processed, sorted and shipped to our stores. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. Although we believe that our receiving and distribution process is efficient and well-positioned to support our strategic plans, we cannot assure you that events beyond our control, such as disruptions in operations due to fire or other catastrophic events, employee matters or shipping problems, would not result in delays in the delivery of merchandise to our stores.

With all of our management information systems centralized in our corporate headquarters, any disruption or destruction of our system infrastructure would materially affect our business. This type of disaster is mitigated by our offsite stores and disaster recovery plans, but we would still incur business interruption which could impact our business for several weeks.

Although we maintain business interruption and property insurance, we cannot assure you that our insurance will be sufficient, or that insurance proceeds will be timely paid to us, in the event our distribution center is shut down for any reason or if we incur higher costs and longer lead times in connection with a disruption from our distribution center.

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

During fiscal 2007, we completed our work to become Payment Card Industry (“PCI”) compliant, which we believe was a necessary and required step toward ensuring that our security systems are protected.

We face greater challenges in managing several brands in multiple channels of distribution.

Several retailers have had problems executing a corporate strategy aimed at operating multiple brands in multiple channels. We have expertise in the outlet channel of distribution, but our acquisition of Casual Male in 2002 caused us to conduct operations in the specialty store and internet channels of distribution. We are now also responsible for all aspects of brand management with respect to the Casual Male brand and the Rochester brand, including advertising and promotion, and the servicing and merchandising of private label merchandise. With respect to our branded merchandise, this function is mostly the responsibility of the specific manufacturer of the brand. If the managing of multiple brands within multiple channels is poorly executed, we will not achieve our expected level of profitability, and could ultimately be compelled to eliminate the multiple brand strategy so that the organization may focus on a single brand strategy.

We may not be successful in growing our market share.

A large part of our growth has resulted from our acquisition of the Casual Male business in May 2002 and our acquisition of Rochester Clothing in October 2004 and the increased sales volume and profitability provided by these acquisitions. We believe that our current level of stores is sufficient to sustain our business and we are not dependent on adding new stores to increase our sales volume and profitability. However, for us to be successful in the future and maintain growth, we must be able to continue increasing our market share within the big & tall industry. Our growth is dependent on us being successful in attracting new target customers into our stores, catalogs and e-commerce sites. We cannot assure you that our strategic plans will be successful in attracting customers and growing our market share.

Our business is highly competitive, and competitive factors may reduce our revenues and profit margins.

The United States men’s big & tall apparel market is highly competitive with many national and regional department stores, mass merchandisers, specialty apparel retailers and discount stores offering a broad range of apparel products similar to the products that we sell. Besides retail competitors, we consider any manufacturer of big & tall merchandise operating in outlet malls throughout the United States to be a competitor. It is also possible that another competitor, either a mass merchant or a men’s specialty store or specialty apparel catalog, could gain market share in men’s big & tall apparel due to more favorable pricing, locations, brand and fashion assortment and size availability. Many of our competitors and potential competitors may have substantially greater financial, manufacturing and marketing resources than we do. The presence in the marketplace of various fashion trends and the limited availability of shelf space also can affect competition. We may not be able to compete successfully with our competitors in the future and could lose brand recognition and market share. A significant loss of market share would adversely affect our revenues and results of operations.

We may be unable to predict fashion trends and customer preferences successfully.

Customer tastes and fashion trends are volatile and tend to change rapidly. Our success depends in large part upon our ability to predict effectively and respond to changing fashion tastes and consumer demands and to translate market trends to appropriate saleable product offerings. If we are unable to predict or respond to changing styles or trends successfully and misjudge the market for products or any new product lines, our sales will be lower and we may be faced with a substantial amount of unsold inventory or missed opportunities. In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess, slow-moving inventory, which would decrease our revenues and margins. In addition, the failure to satisfy consumer demand could have serious longer-term consequences, such as an adverse impact on our brand value and the loss of market share to our competitors.

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

The market price of our common stock has fluctuated in the past and may increase or decrease rapidly in the future depending on news announcements and changes in general market conditions. Between January 31, 2003 and March 2, 2009, the closing price of our common stock ranged from a low of $0.27 per share to a high of $15.10 per share. The following factors, among others, may cause significant fluctuations in our stock price:

•	overall changes in the economy and general market volatility;

•	news announcements regarding quarterly or annual results of operations;

•	quarterly comparable sales;

•	acquisitions;

•	competitive developments;

•	litigation affecting us; or

•	market views as to the prospects of the retail industry generally.

We may not be able to maintain our listing on The NASDAQ Global Market, which would adversely affect the price and liquidity of our common stock.

To maintain the listing of our common stock on The NASDAQ Global Market we are required to meet certain listing requirements, including a minimum closing bid price of $1.00 per share. Our common stock has traded below the $1.00 minimum bid price since November 18, 2008. Under normal circumstances, companies traded on Nasdaq would receive a deficiency notice from Nasdaq if their common stock has traded below the $1.00 minimum bid price for 30 consecutive business days. Due to market conditions, however, Nasdaq has suspended the enforcement of rules requiring a minimum $1.00 closing bid price, with the suspension to remain in place until Monday, April 20, 2009. If our common stock continues to trade below the $1.00 minimum bid price for 30 consecutive business days following the end of Nasdaq’s enforcement suspension, we would likely receive a deficiency notice. Following receipt of a deficiency notice, we expect we would have 180 calendar days to regain compliance by having our common stock trade over the $1.00 minimum bid price for at least a 10-day period. If we were to fail to meet the minimum bid price for at least 10 consecutive days during the grace period, our common stock could be delisted. Even if we are able to comply with the minimum bid requirement, there is no assurance that in the future we will continue to satisfy Nasdaq listing requirements, with the result that our common stock may be delisted. Should our common stock be delisted from Nasdaq, and the delisting determination was based solely on non-compliance with the $1.00 minimum bid price, we may consider applying to transfer our common stock to The NASDAQ Capital Market provided that we satisfy all criteria for initial inclusion on such market other than the minimum bid price rule. In the event of such a transfer, the NASDAQ Marketplace Rules provide that we would have an additional 180 calendar days to comply with the minimum bid price rule while on The NASDAQ Capital Market. If our stock is delisted from The NASDAQ Global Market and The NASDAQ Capital Market, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. Delisting of our common stock could materially adversely affect the market price and market liquidity of our common stock and our ability to raise necessary capital.

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

In addition, the issuance of preferred stock by our Board of Directors pursuant to our certificate of incorporation could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of our Company.

We have adopted anti-takeover defenses that could make it difficult for another company to acquire control of our Company or limit the price investors might be willing to pay for our stock, thus affecting the market price of our securities.

On December 8, 2008, our Board of Directors adopted a Shareholder Rights Agreement (“Rights Agreement”), under which the Board authorized and declared a dividend of one preferred stock purchase right (a “Right” and collectively, the “Rights”) for each share of the Company’s common stock. Each Right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $5.00 per share, subject to adjustment.

The Rights become exercisable upon the occurrence of certain events and may make the acquisition of our Company more difficult and expensive. The Rights Agreement may delay or prevent an acquisition of us that stockholders may consider favorable, which could decrease the value of our common stock.

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

Our corporate offices and retail distribution center are located at 555 Turnpike Street in Canton, Massachusetts. The property consists of a 755,992 gross square foot building located on approximately 27.3 acres. We owned the property until January 30, 2006, at which time we entered into a sale-leaseback transaction with Spirit Finance Corporation, a third-party real estate investment trust (“Spirit”), whereby we entered into a twenty-year lease agreement with a wholly-owned subsidiary of Spirit for an annual rent of $4.6 million. In fiscal 2006, we realized a gain of approximately $29.3 million on the sale of this property, which has been deferred and is being amortized over the initial 20 years of the related lease agreement. Accordingly, our annual rent of $4.6 million is offset by $1.5 million related to the amortization of this deferred gain.

As of January 31, 2009, we operated 401 Casual Male XL retail stores, 66 Casual Male XL outlet stores and 27 Rochester Clothing stores. All of these stores are leased by us directly from owners of several different types of centers, including life-style centers, shopping centers, free standing buildings, outlet centers and downtown locations. The store leases are generally five years in length and contain renewal options extending their terms to between 5 and 10 years. Following this discussion is a listing by state of all store locations open at January 31, 2009.

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

We are actively working with all of our landlords to review our current lease agreements in light of the current economic condition. In general, the entire real estate portfolio is being reviewed and where possible we are seeking revised terms with landlords. For instance, for leases that have an upcoming rent escalation, we are requesting rent reductions and in some situations requesting rent stabilization from various landlords. We expect that these discussions will continue throughout most of fiscal 2009 as several leases with extension clauses come due.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Capital Expenditures.”

Store locations by State at January 31, 2009

Casual Male XL Retail and Casual Male XL Outlet Stores (Outlets denoted by an asterisk)

Alabama	California, cont.	Florida, cont.	Indiana, cont.	Massachusetts, cont.
Foley*	San Jose (2)	Pembroke Pines	Michigan City*	Shrewsbury
Hoover	San Leandro	Pensacola	Mishawaka	Tyngsboro
Huntsville	Santa Ana	Sarasota	Muncie	West Springfield
Montgomery	Santa Rosa	St. Augustine*		Wrentham*
	Stockton	Stuart	Iowa
Arizona	Temecula	Tampa	Clive	Michigan
Chandler	Tracy*	Vero Beach*	Davenport	Allen Park
Gilbert	Tulare*	West Palm Beach	Marion	Ann Arbor
Glendale	Upland		Williamsburg*	Auburn Hills
Mesa	Vacaville*	Georgia		Battle Creek
Phoenix (3)	Valencia	Alpharetta	Kansas	Birch Run*
Tempe*	Victorville	Atlanta	Overland Park	Flint
Tucson (2)	West Covina	Augusta	Topeka	Grand Rapids
	Woodland Hills	Calhoun*	Wichita	Howell*
Arkansas		Commerce*		Lansing
Jonesboro	Colorado	Duluth	Kentucky	Livonia
Little Rock	Colorado Springs	Kennesaw	Bowling Green	Madison Heights
	Glendale	Morrow	Florence	Novi (Detroit)
California	Lone Tree	Savannah	Lexington	Portage
Bakersfield	Loveland*	Stone Mountain	Louisville (2)	Roseville
Camarillo*	Westminster			Saginaw
Commerce *		Idaho	Louisiana	Southfield
Culver City	Connecticut	Boise	Baton Rouge	Sterling Heights
Daly City	Danbury		Bossier City*	Taylor
Downey	East Haven	Illinois	Gonzales*	Waterford
Dublin	Groton	Bloomingdale	Lafayette	Westland
El Cajon	Hamden	Bloomington	Metairie
Emeryville	Manchester	Champaign		Minnesota
Escondido	Milford	Chicago (2)	Maine	Albertville*
Folsom*	Waterbury	Evergreen Park	Kittery*	Blaine
Fremont	West Hartford	Fairview Heights	South Portland	Burnsville
Fresno	Westbrook*	Hometown		Duluth
Fullerton	Wethersfield	Joliet	Maryland	Maplewood
Gilroy*		Lansing	Annapolis	Richfield
Glendale	Delaware	Matteson	Baltimore	Roseville
Lake Elsinore*	Dover	Naperville	Columbia	Woodbury
Lake Forest	Rehoboth Beach*	Niles	District Heights
Lakewood	Wilmington	North Riverside	E. Baltimore	Mississippi
Long Beach		Oakbrook Terrace	Frederick	Jackson
Los Altos	Florida	Orland Park	Glen Burnie	Gulfport*
Los Angeles	Altamonte Springs	Peoria	Greenbelt
Modesto	Boynton Beach	Rockford	Hagerstown*	Missouri
Northridge	Brandon	Schaumburg	Largo	Chesterfield
Ontario*	Daytona Beach	Skokie	Towson	Columbia
Orange	Fort Lauderdale	Springfield	Rockville	Independence
Oxnard	Ft. Myers	St. Charles	Waldorf	Kansas City
Palmdale	Gainesville	Vernon Hills		Richmond Heights
Palm Desert	Hialeah		Massachusetts	St. Louis
Pasadena	Jacksonville	Indiana	Burlington	St. Peters
Pleasant Hill	Lakeland		Dedham	Springfield
Rancho Cucamonga	Largo	Edinburgh*	Framingham	Branson*
Riverside	Lauderdale Lakes	Evansville	Hanover	Osage Beach*
Roseville	Lawndale	Fort Wayne	Hyannis
Sacramento (2)	Miami	Greenwood	Medford	Montana
Salinas	No. Miami Beach	Indianapolis (3)	North Attleboro	Billings
San Bernardino	Ocala	Lafayette	North Dartmouth
San Diego	Orange Park	Merrillville	Saugus
Orlando (3)

Casual Male XL Retail and Casual Male XL Outlet Stores, continued

Nebraska	New York, cont.	Ohio, cont.	South Carolina	Texas, cont
Lincoln	Elmhurst	Jeffersonville*	Charleston	Tyler
Omaha (3)	Greenburgh	Mansfield	Columbia*	Waco
	Irondequoit	Mentor	Greenville	Webster
New Hampshire	Johnson City	Miamisburg	Myrtle Beach*
Salem	Lake George*	Niles	N. Charleston	Utah
Manchester	Massapequa	North Olmsted		Murray
Tilton*	Middleton	North Randall	South Dakota	Odgen
	Nanuet	Springdale	Sioux Falls	Orem
New Jersey	New Hyde Park	Toledo
Bloomfield	New York		Tennessee	Vermont
Cherry Hill	Niagara Falls*	Oklahoma	Antioch	S. Burlington
E. Brunswick	Northport	Oklahoma City (2)	Chattanooga
East Rutherford	Patchogue	Tulsa	Knoxville	Virginia
Eatontown	Port Chester		Lakeland*	Alexandria
Hazlet	Poughkeepsie	Oregon	Madison	Fairfax
Jackson*	Riverhead*	Beaverton	Memphis (2)	Fredericksburg
Lawrenceville	Rochester	Clackames	Pigeon Forge*	Hampton
Linden	Staten Island	Eugene		Manassas
May’s Landing	Syracuse	Portland	Texas	Norfolk
Menlo Park	Tonawanda	Salem	Allen*	Richmond (2)
Paramus	Valley Stream		Amarillo	Roanoke
Secaucus	Waterloo*	Pennsylvania	Arlington	Sterling
Somerville	Yonkers	Altoona	Austin (2)	Virginia Beach
Succasunna		Erie	Canutillo*	Woodbridge*
Tom’s River	North Carolina	Gettysburg*	Conroe*	Williamsburg*
Totowa	Asheville	Greensburg	Corpus Christi
Union	Burlington*	Grove City*	Cypress*	Washington
West Berlin	Charlotte	Harrisburg	Dallas (2)	Auburn*
Woodbury	Fayetteville	King Of Prussia	El Paso	Bellevue
	Greensboro	Lancaster*	Fort Worth	Lynnwood
Nevada	Greenville	Langhorne	Hillsboro*	Spokane (2)
Henderson	Pineville	Monroeville	Houston (5)	Tacoma
Las Vegas (3)	Raleigh	Philadelphia (4)*	Humble	Tukwila
Laughlin*	Smithfield*	Pittsburgh (2)	Hurst
Reno	Wilmington	Pottstown*	Laredo	West Virginia
	Winston-Salem	Scranton	Lewisville	South Charleston
New Mexico		Springfield	Lubbock
Albuquerque (2)	North Dakota	Tannersville	Mercedes*	Wisconsin
	Fargo	Washington*	Mesquite	Brookfield
New York		West Mifflin	Midland	Grand Chute
Albany	Ohio	Whitehall	Pasadena	Green Bay
Bayshore L.I.	Akron	Wilkes Barre	Plano	Greenfield
Bronx (1)	Boardman	Willow Grove	Round Rock	Johnson Creek*
Brooklyn (3)	Canton	Wyomissing	San Antonio (3)	Madison
Carle Place	Cincinnati	York	San Marcos*	Milwaukee
Centereach	Columbus (4)*		Selma	Pleasant Prairie
Cheektowaga	Fairlawn	Rhode Island	Shenandoah
	Grove City	Warwick

Rochester Clothing

Southwest		North		Southeast
Phoenix, AR	Las Vegas , NV	Boston, MA	Seattle, WA	Aventura, FL
Beverley Hills, CA	Dallas, TX	Central Valley, NY*	Southfield, MI	Atlanta, GA
Costa Mesa, CA	Houston, TX	Chicago, IL	Westport, CT.	Boca Raton, FL
Fresno, CA		King of Prussia, PA		Washington D.C.
San Francisco, CA		Manhasset, NY
San Jose, CA		Natick, MA		International
Walnut Creek, CA		New York, NY		London, England
Oakbrook Terrace, IL
Paramus, NJ

Item 3.	Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe that the resolution of these matters will not have an adverse impact on our operations or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2008.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed for trading on the NASDAQ Global Select Market under the symbol “CMRG.”

The following table sets forth, for the periods indicated, the high and low per share sales prices for the common stock, as reported on Nasdaq.

Fiscal Year Ended January 31, 2009	High	Low
First Quarter	$5.11	$3.45
Second Quarter	4.93	2.95
Third Quarter	4.95	1.73
Fourth Quarter	1.99	0.35

Fiscal Year Ended February 2, 2008	High	Low
First Quarter	$13.53	$11.08
Second Quarter	12.75	9.98
Third Quarter	13.44	7.33
Fourth Quarter	8.00	3.35

As of March 5, 2009, based upon data provided by independent shareholder communication services and the transfer agent for our common stock, there were approximately 229 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agent, but does include each such broker or clearing agency as one record holder.

We have not paid and do not anticipate paying cash dividends on our common stock. In addition, financial covenants in our loan agreement may restrict dividend payments. For a description of these financial covenants see Note C to the Notes to the Consolidated Financial Statements.

Issuer Purchases of Equity Securities

As previously disclosed in a Current Report on Form 8-K filed on February 3, 2009, on January 29, 2009, pursuant to Board approval, we repurchased certain stock options with exercise prices significantly in excess of market price from certain directors and executive officers. We repurchased and cancelled the eligible options in exchange for cash payments equal to the fair value of the applicable options on the date of repurchase, as determined using Black-Scholes. The Black-Scholes value of each option repurchased was calculated based upon the closing stock price of our common stock on January 29, 2009.

We repurchased options with underlying shares totaling 2,291,512 for an aggregate purchase price of $7,191.73. These options had exercise prices ranging from $4.54 to $12.35 per share. Of the 2,291,512 shares underlying the repurchased and cancelled options, options covering 1,206,854 shares issued under our 2006 Incentive Compensation Plan (the “2006 Plan”) were repurchased and, pursuant to the terms of the 2006 Plan, will become available for future issuance under the 2006 Plan. In connection with the repurchase and cancellation of these options, we recognized additional stock compensation expense of approximately $1.5 million in the fourth quarter of fiscal 2008 relating to the acceleration of vesting associated with the options.

Stock Performance Graph

The following Performance Graph compares our cumulative stockholder return with that of a broad market index (Standard & Poor’s Industrials Index) and one published industry index (Standard & Poor’s 500 - Composite Retail Index) for each of the most recent five years ended January 31. The cumulative stockholder return for shares of our common stock (“CMRG”) and each of the indices is calculated assuming that $100 was invested on January 31, 2004. We paid no cash dividends during the periods shown. The performance of the indices is shown on a total return (dividends reinvested) basis. The graph lines merely connect January 31 of each year and do not reflect fluctuations between those dates. In addition there is a chart of the annual percentage return of our common stock, the S & P Industrials and Composite Retail 500.

Annual Return Percentage

	Years Ending
Company/Index	Jan 05	Jan 06	Jan 07	Jan 08	Jan 09
CMRG	(20.94)	32.41	74.55	(60.10)	(92.37)
S&P INDUSTRIALS	3.43	9.29	11.94	1.01	(34.26)
COMPOSITE RETAIL- 500	13.96	7.84	13.97	(19.24)	(39.03)

Indexed Returns

Company/Index	Base Period Jan 04	Jan 05	Jan 06	Jan 07	Jan 08	Jan 09
CMRG	100	79.06	104.69	182.72	72.91	5.56

S&P INDUSTRIALS	100	103.43	113.05	126.54	127.83	84.03
COMPOSITE RETAIL - 500	100	113.96	122.89	140.06	113.12	68.97

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

The following tables set forth selected consolidated financial data of our company as of and for each of the years in the five-year period ended January 31, 2009 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our accompanying Consolidated Financial Statements and Notes thereto.

Our selected consolidated financial data for the years ended January 31, 2009, February 2, 2008 and February 3, 2007, and as of January 31, 2009 and February 2, 2008, have been derived from our accompanying Consolidated Financial Statements which were audited by Ernst & Young LLP, an independent registered public accounting firm. Our selected consolidated financial data for the years ended January 28, 2006 and January 29, 2005, and as of February 3, 2007, January 28, 2006 and January 29, 2005, have been derived from our Consolidated Financial Statements not included herein, which were audited by Ernst & Young LLP.

For a discussion of certain factors that materially affect the comparability of the selected consolidated financial data or cause the data reflected herein not to be indicative of our future results of operations or financial condition, see Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Years Ended (1)
	January 31, 2009 (Fiscal 2008) (2)		February 2, 2008 (Fiscal 2007) (2)		February 3, 2007 (Fiscal 2006) (2)		January 28, 2006 (Fiscal 2005)		January 29, 2005 (Fiscal 2004) (3)
	(In millions, except per share, weighted average shares and operating data)
INCOME STATEMENT DATA:
Sales	$444.2		$464.1		$465.4		$421.4		$365.0
Gross profit, net of occupancy costs	189.6		206.0	(7)	211.6		182.2		150.4
Selling, general and administrative	178.1		178.1		168.8		151.9		132.5
Provision for employment contract termination	—		—		1.2		—		—
Provision for impairment of assets, including goodwill	71.4	(4)	—		—		—		—
Depreciation and amortization	17.1		17.4		15.0		12.7		9.9

Operating income (loss)	(77.0)		10.5		26.6		17.6		8.0
Other income (expense), net	0.5		0.5		1.1		(1.0)		0.3
Interest expense, net	(3.0)		(4.3)		(5.5)		(8.6)		(8.0)

Income (loss) from continuing operations before minority interest and taxes	(79.5)		6.7		22.2		8.0		0.3
Less: minority interest	—		—		—		—		(0.7)
Provision (benefit) for income taxes	28.9	(5)	2.8		(21.1	) (8)	(2.8	) (8)	—

Income (loss) from continuing operations	$(108.4)		$3.9		$43.3		$10.8		$1.0
Income (loss) from discontinued operations	(0.9	) (6)	(3.5	) (6)	(0.7)		—		0.5

Net income (loss)	$(109.3)		$0.4		$42.6		$10.8		$1.5

Income (loss) per share from continuing operations -basic	$(2.62)		$0.09		$1.23		$0.31		$0.03

Income (loss) per share from continuing operations -diluted	$(2.62)		$0.09		$0.99		$0.30		$0.03

Net income (loss) per share- basic	$(2.64)		$0.01		$1.21		$0.31		$0.04
Net income (loss) per share- diluted	$(2.64)		$0.01		$0.98		$0.30		$0.04

Weighted average shares outstanding:
for net income (loss) per share-basic	41,412		41,707		35,276		34,306		34,511
for net income(loss) per share-diluted	41,412		43,229		46,457		35,860		36,733

BALANCE SHEET DATA:
Working capital	$20.0	$41.0	$66.8	$33.3	$22.2
Inventories	98.6	117.8	114.5	91.5	79.9
Property and equipment, net	52.2	62.2	59.1	51.3	74.7
Total assets	201.2	325.4	320.4	283.8	267.8
Long term debt	7.6	12.5	—	95.4	117.8
Stockholders’ equity	71.8	181.9	218.0	89.2	77.0

Cash flow provided by operations	$23.2	$11.7	$12.1	$16.8	$13.4
Less: capital expenditures	12.6	21.4	22.7	15.7	20.6

Free cash flow (9)	10.6	(9.7)	(10.6)	1.1	(7.2)

OPERATING DATA:
Net sales per square foot	$193	$208	$211	$195	$171
Number of stores open at fiscal year end	494	488	508	518	527

(1)	Our fiscal year is a 52 or 53 week period ending on the Saturday closest to January 31. The fiscal year ending February 3, 2007 included 53 weeks.
(2)	During the fourth quarter of fiscal 2007, we exited our Jared M. business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have shown the results of our Jared M. business, since its acquisition in fiscal 2006, as discontinued operations. Accordingly, certain prior-year amounts on the Income Statement Data for fiscal 2006 have been reclassified to discontinued operations to conform to the current-year presentation.
(3)	The results for fiscal 2004 include the effect, since October 30, 2004, of the acquisition of Rochester Clothing.
(4)	During the fourth quarter of fiscal 2008, we recorded a full non-cash impairment charge related to our goodwill for $63.1 million and a partial impairment of our Rochester trademark of $2.5 million. These impairments were due to the downturn in the economy and the deterioration in the capital markets which had a direct impact on our business during fiscal 2008 and resulted in a significant decrease in the fair value of our Company at the end of the fourth quarter of fiscal 2008. In addition, we also recorded a non-cash charge of $5.8 million for the impairment of fixed assets.
(5)	During the fourth quarter of fiscal 2008, we recorded a non-cash charge of $28.6 million to establish a full valuation allowance against our deferred tax assets. As a result of our recent operating losses and the overall condition of the economy, the realizability of our deferred tax assets cannot be assured. For a discussion of the valuation allowance, see Note D to the Notes to the Consolidated Financial Statements.
(6)	Discontinued operations for fiscal 2007 include a charge of $2.6 million recorded during the third and fourth quarters of fiscal 2007 related to the exiting of our Jared M. business. Of the $2.6 million charge, $1.1 million related to the write-down of inventory, $1.4 million for the impairment of fixed assets and $0.1 million for the write-down of accounts receivables and other assets. During the first quarter of fiscal 2008, we sold our Jared M. business for $250,000. No material gain or loss was recognized on the sale. See Note J to the Notes to the Consolidated Financial Statements for a complete description. In fiscal 2007, when we decided to exit our Jared M. operations, the Jared M. showroom was being sub-leased and therefore, we did not believe an accrual was needed at that time. However, during fiscal 2008, we were not able to secure a sub-lease agreement to completely satisfy our obligations under the lease agreement. Accordingly, during the fourth quarter of fiscal 2008, we recorded an additional charge of $0.9 million for the estimated lease obligation. No income tax benefit was realized on this charge during fiscal 2008 due to the establishment of our full valuation allowance against all of our deferred tax assets.
(7)	During the fourth quarter of fiscal 2007, we recorded a charge to gross margin of approximately $6.1 million, or $0.08 per diluted share, for the write-down of inventory for both our Casual Male and Rochester businesses.
(8)	In the fourth quarter of fiscal 2006, we reversed $31.0 million of our deferred tax valuation allowance of which $30.5 million was recognized as an income tax benefit and $0.5 million was recorded as an adjustment to additional paid-in capital. The income tax benefit of $30.5 million was partially offset by $8.9 million in tax provisions. In the fourth quarter of fiscal 2005, we recognized an income tax benefit of $2.8 million associated with the partial reversal of $3.1 million of our valuation allowance. This benefit was partially offset by $0.3 million in tax provisions. For a discussion of the valuation allowance reversals, see Note D to the Notes to the Consolidated Financial Statements.
(9)	Free cash flow is considered a non-GAAP financial measure under SEC regulations. We present this measure as supplemental information to help investors better understand trends in our business results over time. We use free cash flow to evaluate the performance of our business. Free cash flow is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance or liquidity. Moreover, the free cash flow definition we use may not be comparable to similarly titled measurer used by other companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

EXECUTIVE OVERVIEW

2008 Financial Summary

Fiscal 2008 was a challenging year for the retail industry, which has been significantly weakened by the volatile economic environment. We have seen a lack of consumer confidence which has resulted in a decrease in discretionary spending. In addition, like so many public companies, we incurred substantial decreases in our market capitalization during fiscal 2008, largely due to the volatility in the financial markets as a whole, especially during the fourth quarter of fiscal 2008. These economic conditions began to impact our business as early as the second half of 2007 when our sales slowed from a 5.0% comparative sales growth to a decline of 0.6%. During the first half of 2008, sales trends continued as they were during the second half of 2007 with a further decline of 0.8%, but then accelerated in the second half of 2008 to a decline of 7.5% particularly in the fourth quarter which had a decline of 9.3%.

In spite of the 4.3% drop in overall sales, or $19.9 million from fiscal 2007 levels, we did not allow our financial position to erode. We decreased our inventory position at the end of fiscal 2008 by $19.2 million, or 16%, as compared to the prior year and we reduced our capital expenditures by $8.8 million, or 41%, from prior year levels. At January 31, 2009, our total outstanding debt decreased by $7.1 million, or 12%, compared to February 2, 2008 and our availability under our credit facility at January 31, 2009 was $30.8 million. Our free cash flow (as defined below under “Presentation of Non-GAAP Measures”) for fiscal 2008 improved by over $20 million and was approximately $10.6 million compared to negative free cash flow of $9.7 million for fiscal 2007. Our primary focus has shifted to:

•	optimizing our free cash flow;

•	maximizing our liquidity available under our revolving line of credit;

•	efficiently managing inventory levels and monthly receipts to optimize gross margins; and

•	continuing to develop and implement innovative practices and technology to improve customer service.

Also, we have taken further measures to maintain a positive free cash flow posture. In planning for another difficult year in 2009, with sales expected to drop by as much as 10%, we have prepared for generating positive free cash flow by:

•	reducing our capital expenditures by over $7 million to less than $5 million for 2009, while still maintaining an innovative posture towards customer service;

•	reducing our selling, general and administrative (“SG&A”) expense levels for 2009 by almost 9%, or over $15 million, to an expected level of $162.5 million;

•	appropriately maintaining fashion inventory levels such that our overall merchandise margins in fiscal 2009 are expected to improve by 225 to 275 basis points;

•	managing fiscal 2009 inventory levels for further reductions of approximately 10%, or $10 million; and

•	expecting to further reduce bank debt by over $10 million during 2009.

Based on these changes in our business and in spite of the expectation that sales will drop in 2009 by 10%, we are planning to generate free cash flow in 2009 of $15 million. The free cash flow generated will be used to further reduce our existing bank debt. We started the year with liquidity under our revolving line of credit of over $30 million, which is expected to improve during the year from free cash flow generation. Our revolving line of credit does not expire until October, 2011 and it contains no financial covenants.

In addition, our objectives to further enhance our customer service and improve sales productivity will continue into 2009, unaffected by the poor economic conditions and the impact on our overall sales, by:

•

continuing to transform our cultural focus towards an enhanced customer experience by providing our store sales associates and management with better sales training, development tools and monitoring capabilities;

•	improving upon our methodology of planning and allocating appropriate assortments to each store, considering the demographics and lifestyle tendencies of each store location;

•	continuing to grow, albeit more deliberately going forward, our direct businesses, including Living XL, Shoes XL and B&T Factory Direct;

•	building our primary brands, Casual Male XL and Rochester Clothing, on web sites in the European Union which were launched in the third quarter of fiscal 2008; and

•	focusing on growing our market share within the smaller size component of the big & tall target market.

As a result of the impact upon our shorter term profitability, and the decrease in our market value, we recorded substantial non-cash charges totaling $100.0 million, or $(2.42) per diluted share. Included in the $100.0 million of charges is $71.4 million related to the impairment of goodwill, trademarks and long-lived assets and $28.6 million for a valuation allowance against our deferred tax assets.

These non-cash charges masked our operating results for the year. Before considering these non-cash charges and an additional $2.0 million associated with certain one-time charges more fully described in “Selling, General and Administrative Expenses” below, our operating loss for fiscal 2008 was $3.6 million, compared to operating income for fiscal 2007 of $10.5 million. The adjusted operating loss of $3.6 million is a Non-GAAP measure, see Results of Operations – Net Income (Loss). The approximate $14.1 million drop in profitability on a sales decrease of approximately $20 million is more fully described below.

Presentation of Non-GAAP Measure

The presentation of non-GAAP free cash flow is not a measure determined by generally accepted accounting principles (“GAAP”) and should not be considered superior to or as a substitute for net income (loss) or cash flows from operating activities or any other measure of performance derived in accordance with GAAP.

In addition, all companies do not calculate non-GAAP financial measures in the same manner and, accordingly, “free cash flows” presented in this report may not be comparable to similar measures used by other companies. We calculate free cash flows as cash flow from operating activities ($23.2 million in 2008 and $11.7 million in 2007) less capital expenditures ($12.6 million in 2008 and $21.4 million in 2007). With respect to 2009 projected free cash flows of $15 million, the amount was calculated by subtracting estimated capital expenditures of approximately $5 million from estimated cash flow from operations of $20 million.

We believe that inclusion of this non-GAAP measure helps investors gain a better understanding of our performance, especially when comparing such results to previous periods.

SEGMENT REPORTING

We report our operations as one reportable segment, Big & Tall Men’s Apparel, which consists of our two operating segments - Casual Male and Rochester. We consider our operating segments to be similar in terms of economic characteristic, production processes and operations, and have therefore aggregated them into a single reporting segment.

RESULTS OF OPERATIONS

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. Both fiscal 2008 and fiscal 2007 were 52- week periods. Fiscal 2006, which ended February 3, 2007, covered 53 weeks. Comparable sales for fiscal 2007 were based on a 52-week comparison to fiscal 2006. Sales and operating income for the additional 53rd week in fiscal 2006 approximated $6.7 million and $1.0 million, respectively.

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

SALES

Sales for fiscal 2008 decreased $19.9 million, or 4.3%, to $444.2 million as compared to $464.1 million for fiscal 2007. This decrease reflects the difficult economic and retail environment that we experienced this year. Reduced consumer spending and therefore lack of traffic to our stores has resulted in a very challenging year for us. The sales shortfall of $19.9 million was primarily attributable to a decrease in our comparable sales of 4.3%, which includes a 5.6% decrease from our core Casual Male and Rochester businesses. With a total decrease of 12.5%, our higher-end Rochester business has been affected the most by the downturn in the economy. Conversely, our value-oriented Casual Male XL outlet stores performed significantly better, with a comparable sales decrease of only 1% over the prior year. Our non-core businesses, which include Living XL, Shoes XL, B&T Factory Direct and our International Web stores, generated sales of $15.7 million for fiscal 2008 as compared to $8.9 million for fiscal 2007. Sales in our retail channel declined by 6.0%, while sales increased 4.4% in its direct channel.

Lack of traffic continues to be a substantial contributor to our sales shortfall. For fiscal 2008, our traffic was down 9.2% over last year. However, our conversion metric, which measures the percentage of people who come into the store and make a purchase, increased 6.3% over last year, helping to mitigate the lack of traffic.

Sales for the 52 weeks in fiscal 2007 were $464.1 million as compared to $465.4 million for the 53 weeks in fiscal 2006. Sales for the additional week in fiscal 2006 approximated $6.7 million. On a 52-week comparable basis, total sales for fiscal 2007 increased $5.4 million as compared to sales of $458.7 million for the 52 weeks of fiscal 2006.

The sales increase in fiscal 2007, on a 52 week comparable basis, was due to increases in our direct channels, including our new businesses, Living XL, Shoes XL and B&T Factory Direct, which had aggregate sales of $8.9 million for fiscal 2007. These increases were offset by decreases from both our Rochester Clothing and Casual Male XL stores. During the last six months of fiscal 2007, we started to feel the impact of the change in the economy and its negative impact on our holiday season. We felt a sharp drop in customer traffic during the fourth quarter, which approached almost a 7% decrease as we neared our holiday selling season. Comparable sales for fiscal 2007 increased 2% as compared to fiscal 2006, of which the retail channel had a decrease of 0.5% and our direct channel had an increase of 16.5%. Comparable sales from our core Casual Male and Rochester businesses, excluding the new businesses, for fiscal 2007 were up 0.3% from fiscal 2006.

In fiscal 2009, we are planning for an approximate 10% drop in our sales volume, based on our trends in the fourth quarter of fiscal 2008 and the economic conditions that are expected to continue through the year.

GROSS MARGIN

Gross margin rate for fiscal 2008 was 42.7% as compared to 44.4% for fiscal 2007 and 45.5% for fiscal 2006. The decrease of 170 basis points in the gross margin rate was comprised of a 60 basis point decrease in merchandise margin and a 110 basis point increase in occupancy costs, primarily due to a lower sales base.

Throughout fiscal 2008, we took additional markdowns on our seasonal merchandise to ensure that our inventory levels remained appropriate and, in some cases, accelerated our fourth quarter markdowns as a result of our fourth quarter sales shortfall. This impacted our merchandise margin for fiscal 2008; however, we believe that our inventory levels at January 31, 2009 are current and appropriate considering the continued uncertainty regarding the economy and its impact on our revenues for the early part of 2009.

The increase in our occupancy costs for fiscal 2008 was only 4.0% over the prior year. However, because of the lower sales base, the percentage impact to our gross margin rate is considerably higher. As part of our effort to control costs going into fiscal 2009, we are in discussions with many of our landlords to renegotiate existing rents and escalation provisions in our attempt to reduce our occupancy costs given the current economic climate.

The decrease in gross margin for fiscal 2007 of 110 basis points over fiscal 2006 was due to an 80 basis point increase in merchandise margin offset by a 60 basis point increase in occupancy costs, due to a lower sales base. The remaining change was due to a 130 basis point decrease in margin as the result of recording a $6.1 million charge for the write-down of inventory. The 80 basis point improvement in merchandise margin included the impact of approximately $2.0 million in accelerated markdowns incurred during the fourth quarter of fiscal 2007 to clear seasonal merchandise.

We are expecting a 225 to 275 basis point improvement in merchandise gross margin in fiscal 2009, as we continue to execute our merchandising and marketing strategies, and build upon our direct sourcing activities to lower our merchandise purchase costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses as a percentage of sales for fiscal 2008, 2007 and 2006 were 40.1%, 38.4% and 36.3%, respectively.

On a dollar basis, SG&A expenses of $178.1 million for fiscal 2008 were flat to fiscal 2007. SG&A expenses for our core businesses decreased $5.0 million, or 2.9%, as compared to fiscal 2007. The majority of the savings was from decreases in marketing, as a result of decreasing circulation of catalogs, productivity savings in our distribution center as a result of improved infrastructure and overall cost savings throughout the business. These cost savings were primarily offset by an increase of approximately $3.5 million related to expenses to support our growing non-core direct businesses, which include Shoes XL, Living XL, B&T Factory Direct and our International Web stores. Fiscal 2008 also includes a non-cash charge of $1.5 million for the acceleration of stock compensation expense associated with the repurchase of certain stock options and an additional $0.5 million related to non-recurring severance expense during the fourth quarter of fiscal 2008.

SG&A expenses in fiscal 2007 increased $9.2 million, or 5.5%, as compared to fiscal 2006. Fiscal 2006 included additional expenses of approximately $3.0 million attributable to the 53rd week in fiscal 2006. The total increase in SG&A expenses of $12.2 million, on a comparable basis to fiscal 2006 was due partly to our new businesses, B&T Factory Direct, Living XL and Shoes XL, which had total SG&A expenses of approximately $6.1 million. A substantial portion of these expenses were marketing costs associated with the new catalogs as well as our direct advertising campaigns. We also recognized an increase of approximately $2.0 million associated with our other direct businesses to support our increased growth from our Casual Male XL and Rochester Clothing catalogs and e-commerce sites. Legal expenses associated with protecting proprietary intangibles and contract rights related to our Rochester Clothing direct business, as well as other litigation, increased by $1.0 million. Also, we expended another $1.5 million in distribution costs associated primarily with start up costs associated with the investment in new sortation systems during 2007.

Tantamount to our strategy of improving profitability and growing operating margins is maintaining a firm control on the growth of our SG&A expenses. Although we believe that we can limit SG&A growth rates, except for certain programs to support our growth activities, unanticipated cost increases by our suppliers, or unanticipated costs that are necessary to support our overall activities could negatively impact our growth in profitability. For fiscal 2009, we have planned to reduce our SG&A costs by approximately $15.0 million. The majority of the reduction relates to: (i) decreased marketing costs for fiscal 2009 due to minimizing mass-media advertising and a more concentrated direct mail program, (ii) reduced corporate payroll costs as a result of head count reductions and pay freezes, (iii) cost savings in our distribution center as a result of system enhancements and (iv) overall cost savings in store payroll as a result of changing our store operating hours to maximize selling productivity.

PROVISION FOR IMPAIRMENT OF ASSETS, INCLUDING GOODWILL

For fiscal 2008, we recorded a total impairment charge of $71.4 million. This total includes: (i) a charge of $63.1 million for the full impairment of our goodwill for both of our reporting units, (ii) a partial impairment of $2.5 million against our Rochester trademark and (iii) an impairment of long-lived assets of $5.8 million. For more information regarding these impairments, see “Critical Accounting Policies – Goodwill and Intangibles” and “Critical Accounting Policies – Impairment of Long-Lived Assets.”

PROVISION FOR EMPLOYMENT CONTRACT TERMINATION

In the third quarter of fiscal 2006, we terminated certain employment agreements with Rochester management as part of our plan to integrate the remaining San Francisco-based Rochester operations into our headquarters in Canton, MA. In connection with that decision to terminate these agreements, we incurred a charge of $1.2 million in the third quarter of fiscal 2006 to accrue our remaining obligations pursuant to these employees’ employment agreements. No accrual remains at January 31, 2009.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $17.1 million for fiscal 2008, $17.4 million for fiscal 2007 and $15.0 million for fiscal 2006. The slight decrease in depreciation and amortization for fiscal 2008 as compared to fiscal 2007 is due to a reduction of assets related to the closing of Jared M. in fiscal 2007. The increase in fiscal 2007 as compared to fiscal 2006 was directly attributable to the capital expenditures associated with improving our infrastructure as well as new store growth, our re-branding efforts and remodeling of some of our older locations.

OTHER INCOME (EXPENSE)

During the first quarter of fiscal 2006, we sold our loss prevention subsidiary, LP Innovations, Inc. (“LPI”), for a purchase price of $5.2 million. At the time of the sale, we recognized an initial gain in the amount of $1.5 million which was recorded as other income for fiscal 2006. The gain of $1.5 million was offset slightly by approximately $0.4 million of unrelated non-operating expenses, primarily related to legal costs.

In connection with the LPI sale, we received a note for $2.2 million, representing a portion of the sale price, which we fully reserved against at the time of the sale. We are recognizing income as realizability of this note is assured. Accordingly, for each of the fiscal years 2008 and fiscal 2007, we recognized other income of $0.5 million.

INTEREST EXPENSE, NET

Net interest expense was $3.0 million in fiscal 2008 as compared to $4.3 million in fiscal 2007 and $5.5 million in fiscal 2006. The decrease in interest expense during fiscal 2008 as compared to fiscal 2007 was primarily due to a decreased interest rate on borrowings under our credit facility. In total, including our long-term debt, we had a slight increase in average borrowings during fiscal 2008 as compared to fiscal 2007; however, at January 31, 2009 our total debt is $7.1 million, or 12%, lower than at February 2, 2008.

See “Liquidity and Capital Resources” for more discussion regarding our current debt obligations and future liquidity needs.

DISCONTINUED OPERATIONS

The following table summarizes the results of operations for our Jared M. business which we exited during the fourth quarter of fiscal 2007.

(in millions)	Fiscal 2008 (1)	Fiscal 2007 (2)	Fiscal 2006
Sales	$—	$3.1	$2.1
Gross margin	—	0.4	0.9

Selling, general and administrative expenses	0.9	4.5	2.1
Provision for impairment of assets	—	1.5	—
Depreciation and amortization	—	0.2	—

Loss before taxes	(0.9)	(5.8)	(1.2)
Provision for income taxes	—	2.3	0.5

Loss from discontinued operations	$(0.9)	$(3.5)	(0.7)

(1)	During the first quarter of fiscal 2008, we sold our Jared M. business to a third party for a cash purchase price of $250,000 and no gain or loss was realized on the sale. During the fourth quarter of fiscal 2008, we recorded a charge of $895,000 for the outstanding lease obligation for the Jared M. showroom. In fiscal 2007, when we decided to exit our Jared M. operations, the Jared M. showroom was being sub-leased and we did not believe any accrual was needed at that time. However, during fiscal 2008, we were not able to secure a sub-lease agreement to completely satisfy our obligations under the lease agreement. No income tax benefit was realized on this charge during fiscal 2008 due to the establishment of our full valuation allowance against all of our deferred tax assets.
(2)	Discontinued operations for fiscal 2007 include a charge of $2.6 million, of which $1.1 million relates to the write-down of inventory and is included as part of gross margin. The remainder of the charge is for the impairment of fixed assets of $1.4 million and other current assets of $0.1 million.

INCOME TAXES

Pursuant to accounting rules, realization of our deferred tax assets, which relate principally to federal net operating loss carryforwards, which expire from 2018 through 2028, is dependent on generating sufficient taxable income in the near term. We had previously established a full valuation allowance against our deferred tax assets during fiscal years 2001 and 2002, based on the historical losses in those years. Then, as a result of transforming our Company, through acquisitions and divestures, from an operator of Levi’s®/Dockers® outlet stores to the market leader of men’s big & tall apparel, our big & tall business had become profitable from an operating perspective. In fiscal 2005, we reversed $3.1 million and in fiscal 2006, we reversed the majority of the remaining valuation allowance, or $31.0 million.

At the end of fiscal 2006, we considered the positive evidence of thirteen consecutive quarters of positive comparable store sales, our continued improvement in operating income from fiscal 2002 to fiscal 2006, our expectations regarding the generation of future taxable income, and our market position and expected growth of our industry. However, the effect of the weakening economy on our retail business, especially in fiscal 2008, has had a significant impact to our revenue and profitability. Further, the conditions of the economy have also negatively impacted our market value as a result of the deterioration of the capital markets and resulted in substantial impairments which contributed to our operating loss. Accordingly, due to our cumulative operating losses as well as our uncertainty regarding the economy and our ability to generate future taxable income to realize all of our deferred tax assets, in the fourth quarter of fiscal 2008, we recorded a charge of $28.6 million to establish a full valuation allowance against our deferred tax assets.

As of January 31, 2009, we have net operating loss carryforwards of $79.6 million for federal income tax purposes and $54.1 million for state income tax purposes that are available to offset future taxable income, subject to certain annual usage limitations, through fiscal year 2028. As a result of the Casual Male acquisition and the issuance of additional equity in fiscal 2002, the utilization of approximately $24.7 million of the $79.6 million in federal net operating losses is subject to an annual limitation of approximately $4.8 million per year. Additionally, we have alternative minimum tax credit carryforwards of $2.2 million, which are available to further reduce income taxes over an indefinite period.

NET INCOME

The net loss for fiscal 2008 was $(109.3) million, or $(2.64) per diluted share, compared to net income for fiscal 2007 of $0.4 million, or $0.01 per diluted share, and $42.6 million, or $0.98 per diluted share, in fiscal 2006.

(in millions)	Fiscal 2008		Fiscal 2007	Fiscal 2006
Operating income (loss) before non-cash and severance charges (1)	$(3.6)		$10.5	$27.8
Severance costs and non-cash acceleration of stock compensation expense	(2.0)		—	(1.2)
Provision for impairment of assets, including goodwill	(71.4)		—	—

Operating income (loss)	$(77.0	) (2)	$10.5 (3)	$26.6 (4)

Other income (expense)	0.5		0.5	1.1
Interest expense	(3.0)		(4.3)	(5.5)

Provision (benefit) for income taxes	(28.9	) (2)	(2.8)	21.1 (3)
Loss from discontinued operations	(0.9)		(3.5)	(0.7)

Net income (loss)	$(109.3)		$0.4	$42.6

(1)	Operating income (loss) before non-cash and severance charges of $(3.6) million is a Non-GAAP measure and is not meant to be considered superior to or as a substitute for operating income (loss), on a GAAP basis, of $(77.0) million. Considering the materiality of the impairment-related charges incurred during fiscal 2008, we believe that the above table is a meaningful presentation to measure our operating performance, especially when comparing such results to fiscal 2007 and fiscal 2006.
(2)	Results for fiscal 2008 include total impairment charges of $71.4 million ($63.1 million for goodwill impairment, $2.5 million for impairment of the Rochester trademark and $5.8 million for the impairment of fixed assets). We also recorded an additional non-cash charge of $1.5 million for stock compensation expense related to the acceleration of vesting for certain stock options which were repurchased during fiscal 2008 and approximately $0.5 million for severance costs. As required by FAS 109, we also established a full reserve against our deferred tax assets at January 31, 2009, and accordingly, recorded a charge of $28.6 million.
(3)	Results for fiscal 2007 include a charge of approximately $2.6 million, or $0.04 per diluted share, which is included as part of discontinued operations, related to our decision in the fourth quarter of fiscal 2007 to exit our Jared M. business. Operating income included a charge for $6.1 million, or $0.08 per diluted share, which was recorded as part of gross margin related to inventory write-offs associated with markdowns and the write-off of excess inventory in addition to the correction of freight and other inventory adjustments which were deemed immaterial to the prior periods presented.
(4)	Results for fiscal 2006 include other income (expense) of $1.1 million related to the initial gain on the sale of LPI of $1.5 million offset partially by $0.4 million of unrelated non-operating expenses primarily related to legal costs. Fiscal 2006 also include a charge of $1.2 million related to the costs incurred for the early termination of certain employment contracts. In addition, as a result of our continued improvement in profitability, during the fourth quarter of fiscal 2006, we reversed $31.0 million of our valuation allowance against our deferred tax assets of which $30.5 million was recognized as an income tax benefit for fiscal 2006. This amount was offset by approximately $8.9 million of income tax provisions.

SEASONALITY

A comparison of sales in each quarter of the past three fiscal years is presented below. The amounts shown are not necessarily indicative of actual trends, because such amounts also reflect the addition of new stores and the remodeling and closing of others during these periods. Consistent with the retail apparel industry, our business is seasonal. The majority of our operating income is generated in the fourth quarter as a result of the impact of the Christmas selling season. A comparison of quarterly sales, gross profit, and net income per share for the past two fiscal years is presented in Note L of the Notes to the Consolidated Financial Statements.

(in millions, except percentages)	FISCAL 2008		FISCAL 2007 (1)		FISCAL 2006 (1)
First quarter	$107.6	24.2%	$110.6	23.8%	$102.9	22.1%
Second quarter	113.5	25.6%	113.5	24.4%	111.4	23.9%
Third quarter	100.0	22.5%	106.1	22.9%	106.4	22.9%
Fourth quarter	123.1	27.7%	133.9	28.9%	144.7	31.1%

	$444.2	100.0%	$464.1	100.0%	$465.4	100.0%

(1)	Sales results for fiscal 2007 and fiscal 2006 exclude sales from the Jared M. discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash generated from operations and availability under our credit facility, as amended (“Credit Facility”), with Bank of America, N.A. Our current cash needs are primarily for working capital (essentially inventory requirements) and capital expenditures. As discussed below, our capital expenditure program for fiscal 2009 is $5.0 million and is considerably less than in prior years. For fiscal 2009, we have no plans for new store growth and will only pursue those capital projects which we deem imperative to our business and to promote improved customer service.

The current retail environment has been impacted by the recent volatility in the financial markets and the uncertainty in the economy, all of which could result in unanticipated adverse effects on our business. However, we currently believe that our existing cash generated by operations together with our availability under our Credit Facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements. In determining future liquidity and cash flow for fiscal 2009, we factored in potential decreases in comparable sales for fiscal 2009 of 10%. We anticipate that we will be able to generate free cash flow of $15 million in fiscal 2009 despite a lower sales base. See “Presentation of Non-GAAP Measures” above regarding non-GAAP free cash flow.

The following table sets forth financial data regarding our liquidity position at the end of the past three fiscal years:

	FISCAL YEARS
	2008	2007	2006
(in millions, except ratios)
Cash provided by operations	$23.2	$11.7	$12.1
Working capital	20.0	41.0	66.8
Current ratio	1.2:1	1.4:1	1.9:1

Although we had an operating loss for fiscal 2008, from a cash flow perspective, we generated an increase of $11.5 million in cash flow provided by operations for fiscal 2008 over the prior year. This increase was primarily the result of our management of inventory and other working capital accounts which offset our lower profitability as compared to fiscal 2007. The decrease in cash flow from operations for fiscal 2007, as compared to fiscal 2006, was primarily due to lower profitability, adjusted for non-cash activity, offset by the timing of working capital payments.

Credit Facility

Our Credit Facility, which matures October 29, 2011, provides for a total commitment of $110 million comprised of (i) a $100 million revolving credit facility which includes a sublimit of $20 million for commercial and standby letters of credit and a sublimit of up to $15 million for SwingLine Loans and (ii) a $10 million “Last Out” revolving credit facility, which will be subordinate to the $100 million revolving credit facility. If at any time our Excess Availability Ratio, as defined in the Credit Facility, is less than 50%, our borrowings must first be made from the “Last Out” revolving credit facility before borrowing from the $100 million revolving credit facility. Borrowings under the Credit Facility bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”) and vary depending on our levels of excess availability.

At January 31, 2009, we had borrowings outstanding under the Credit Facility of $38.7 million and outstanding standby letters of credit of $5.9 million and documentary letters of credit of $2.2 million. Average borrowings outstanding under this facility during fiscal 2008 were approximately $50.0 million, resulting in an average unused excess availability of approximately $43.7 million. Our ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality. This facility contains no financial covenants.

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

Both secured notes accrue interest at a per annum rate of 1.75% plus the rate of interest equal to the 30-day published LIBOR rate. Principal and interest, in arrears, are payable monthly on each note, commencing one month after issuance of such note. We are subject to a prepayment penalty on both secured notes equal to 1% of the prepaid principal until the first anniversary of the respective secured note, 0.5% of the prepaid principal from the first day after the first anniversary through the end of the second anniversary and no prepayment penalty thereafter. At January 31, 2009, the outstanding balance of the secured notes was $12.5 million.

Both notes are secured by a security interest in all of our rights, title and interest in and to certain equipment.

Stock Repurchase Program

During fiscal 2006, our Board of Directors adopted a $75 million stock repurchase program which terminated on December 31, 2008. Over the term of the program, we repurchased approximately 4.3 million shares for an aggregate price of $50.9 million. No repurchases were made during fiscal 2008.

INVENTORY

At January 31, 2009, total inventories were $98.6 million as compared to $117.8 million at February 2, 2008. The decrease in inventory of $19.2 million, or 16%, is the result of reductions of inventory across all divisions as part of our concerted effort to manage our inventory during this economic recession. We have successfully reduced our inventory levels without sacrificing our broad selection of core basic merchandise and current fashion items.

During the fourth quarter of fiscal 2007, we recorded approximately $6.1 million in inventory write-downs associated with the clearance of obsolete Rochester inventory to make way for its updated merchandising strategy, and the corrections of freight and other inventory adjustments which were deemed immaterial to the prior periods presented. The charge of $6.1 million was included in gross margin in the Statement of Operations for fiscal 2007.

In addition, in connection with the exiting of our Jared M. business, we recorded a charge of $1.1 million for the write-off of inventory. This charge was included in discontinued operations for fiscal 2007 as a reduction in gross margin.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined by 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at January 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

		Payments due by period
Contractual Obligations (in millions)		Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	(1)	$288.0	$49.5	$80.2	$55.2	$103.1

Long-Term Debt Obligations	(2)	13.3	5.4	7.9	—	—
Non-merchandise Purchase Obligations	(3)	0.7	0.6	0.1	—	—

Total Commitments	(4)	$302.0	$55.5	$88.2	$55.2	$103.1

(1)	Includes amounts due on our 20-year lease agreement for our corporate headquarters and operating leases for all of our current store locations and certain equipment and auto leases.
(2)	Includes principal payments on our outstanding secured notes and the corresponding estimated interest costs.
(3)	Non-merchandise Purchase Obligations include an on-going consulting agreement with Jewelcor Management, Inc., pursuant to which we are obligated to pay $575,000 annually through April 29, 2010. See Note H –“Related Parties” to the Notes to the Consolidated Financial Statements for a full description of this agreement.
(4)	This table excludes Merchandise Purchase Obligations, which represent our outstanding obligations pursuant to open purchase orders. At January 31, 2009, we had approximately $48.1 million in open purchase orders. We estimate that approximately 73% of these purchase orders may be considered non-cancelable.

CAPITAL EXPENDITURES

Below is a summary of store openings, closings and remodels from February 2, 2008 to January 31, 2009 and related square footage:

Number of Stores:	Casual Male	Rochester	Total stores
At February 2, 2008	462	26	488
New outlet stores	2	—	2
New retail stores	13	1	14
Closed outlet stores	1	—	1

Closed retail stores	9	—	9

At January 31, 2009	467	27	494

2008 Relocations	1	1	—

Square footage (in thousands)
at January 31, 2009	1,635	220	1,855
at February 2, 2008	1,594	215	1,809

During fiscal 2008, we incurred approximately $12.6 million in capital expenditures. Approximately $6.4 million of our capital expenditures related to store capital for new, remodeled and relocated stores and approximately $4.7 million was incurred for information technology.

In light of the current economy, we are limiting our capital expenditures for fiscal 2009 to approximately $5.0 million. Our capital projects will be limited to those that we believe will provide a substantial financial benefit, such as our inventory integration project. With the exception of $0.5 million for the conversions to develop six hybrid Rochester/Casual Male XL stores, we do not plan on opening any new store locations during fiscal 2009.

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

Stock-Based Compensation

SFAS 123R requires us to measure compensation cost for all stock awards at fair value on date of grant and recognize compensation over the service period for awards expected to vest. The fair value of our stock options is determined using the Black-Scholes valuation model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures. Actual results, and future changes in estimates, may differ substantially from these current estimates. For fiscal 2008, fiscal 2007 and fiscal 2006, we recognized total compensation expense of $3.7 million, $2.1 million and $0.8 million, respectively. Compensation expense for fiscal 2008 includes $1.5 million related to the acceleration of certain options which were repurchased and cancelled by us. See Note G to the Notes to the Consolidated Financial Statements.

Inventory

We value inventory at the lower of cost or market, using a weighted-average cost method. We review our inventory to identify slow-moving and broken assortments and use markdowns to clear merchandise and will record inventory reserves if the estimated future selling price is less than cost. In addition, an inventory shrink estimate is made each period that reduces the value of inventory for lost or stolen merchandise. We perform physical inventories through the year and adjust the shrink reserves accordingly.

During the fourth quarter of fiscal 2007, we recorded approximately $6.1 million in inventory write-downs associated with the excess merchandise and the acceleration of markdowns associated with seasonal merchandise. The charge also included corrections of freight and other inventory adjustments which were deemed immaterial to the prior periods presented.

During the third and fourth quarters of fiscal 2007, we recorded a charge of $1.1 million for the write-off of inventory related to our decision to exit our Jared M. operations. This charge was included as part of discontinued operations for fiscal 2007.

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

In fiscal 2008, we recorded an impairment charge for fixed assets of $5.8 million. See “Provision for Impairment of Assets, Including Goodwill” above for more information. In fiscal 2007, in connection with the exiting of our Jared M. operations, we recorded an impairment charge for fixed assets of $1.4 million which was included as part of discontinued operations for fiscal 2007.

Goodwill and Intangibles.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we evaluate goodwill and intangible assets with indefinite-lives at least annually for impairment by analyzing the estimated fair value. We evaluate goodwill, based on two separate operating segments, our Casual Male business and our Rochester business. As discussed above under “Provision for Impairment of Assets, Including Goodwill,” in the fourth quarter of fiscal 2008, we recorded a full impairment charge of $63.1 million against our goodwill and a partial impairment of $2.5 million against our Rochester trademark.

Goodwill:

During the third quarter of fiscal 2008, we determined that a potential impairment may have existed. At that time, we performed an interim goodwill assessment in accordance with SFAS 142 and concluded, based on our discounted cash flow analysis and market capitalization at that time, no impairment charge was needed. However, as we previously disclosed, our fourth quarter sales and operating results were key assumptions to our anticipated future cash flows. In addition, our market capitalization continued to deteriorate during the fourth quarter of fiscal 2008 largely as a result of the overall decrease in capital markets and continued decline in the economy.

Accordingly, at the end of the fourth quarter of fiscal 2008, we performed our annual impairment assessment for each of our reporting units. The implied fair value of our reporting units was determined using a combination of the income approach, which estimates the fair value of our reporting unit based on future discounted cash flows, and the market approach, which estimates the fair value of our reporting unit on comparable market prices. Our income approach was based upon a set of assumptions regarding discounted future cash flows, which represent our best estimate of future performance at this time.

Further, we have qualitatively reconciled the aggregate estimated fair value of the reporting units to the market capitalization of the consolidated Company. In addition to traditional control premiums, we identified certain reconciling items that have led to a difference between the market capitalization and the fair value of the Company, primarily related to the market’s uncertainty regarding the Company’s future operating results and expected liquidity because we have not provided earnings guidance since the second quarter of fiscal 2008.

Based on the results of these assessments, we concluded that a full impairment had occurred with respect to the goodwill of both reporting units and due to negative implied goodwill values, accordingly, recognized an impairment charge of $63.1 million for the fourth quarter and fiscal year 2008.

Trademark:

Similar to goodwill, our trademarks are also considered indefinite-lived intangible assets and must also be tested annually for potential impairment. At January 31, 2009, we tested both our Casual Male trademark and our Rochester trademark for potential impairment. Utilizing an income approach with appropriate royalty rates applied, we concluded that the Casual Male trademark, with a carrying value of $29.2 million was not impaired. However, we did conclude that a partial impairment of our Rochester trademark had occurred and, accordingly, we recorded a charge in the fourth quarter of fiscal 2008 for $2.5 million to reduce the value of our Rochester trademark to $1.5 million.

Deferred Taxes.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Due to cumulative losses incurred in the last three years, we have not considered estimated future taxable income in assessing the amount needed for the valuation allowance. At January 31, 2009, we recorded a $28.6 million charge to establish a full valuation allowance against our deferred tax assets. See “Income Taxes” above for more discussion regarding this charge.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS 141R”), which changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R is effective for the Company’s fiscal year beginning February 1, 2009, and will be applied prospectively. The impact of adopting SFAS 141R will depend on the nature and terms of future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity. SFAS 160 is effective for the Company’s fiscal year beginning February 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We do not expect SFAS 160 to have an impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements of FASB Statement No. 133 about an entity’s derivative instruments and hedging activities to include more detailed qualitative disclosures and expanded quantitative disclosures. The provisions of SFAS 161 are effective for fiscal years and interim periods beginning after November 15, 2008. We do not expect SFAS 161 to have an impact on our consolidated statements.

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires October 29, 2011, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At January 31, 2009, the interest rate on our prime based borrowings was 3.25%. Approximately $32.5 million of our outstanding borrowings were in LIBOR contracts with interest rates ranging from 1.53% to 3.16%. Based upon a sensitivity analysis as of January 31, 2009, assuming average outstanding borrowing during fiscal 2008 of $50.0 million, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $250,000.

Foreign Currency

Our Sears Canada catalog operations conduct business in Canadian dollars and our Rochester Clothing store located in London, England conducts business in British pounds. Our international e-commerce sites conduct business in Euros and British pounds. If the value of the Canadian dollar, British pound or Euro against the U.S. dollar weakens, the revenues and earnings of these operations will be reduced when they are translated or remeasured to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of January 31, 2009, sales from our Sears Canada operations, our London Rochester Clothing store and our international e-commerce sites were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse affect on our financial position or results of operations.

Item 8.	Financial Statements and Supplementary Data

CASUAL MALE RETAIL GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

of Casual Male Retail Group, Inc.

We have audited the accompanying consolidated balance sheets of Casual Male Retail Group, Inc. as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Casual Male Retail Group, Inc. at January 31, 2009 and February 2, 2008, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Casual Male Retail Group, Inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2009 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

March 18, 2009

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

January 31, 2009 and February 2, 2008

	January 31, 2009 (Fiscal 2008)	February 2, 2008 (Fiscal 2007)
	(In thousands, except share data)
ASSETS

Current assets:
Cash and cash equivalents	$4,953	$5,293
Accounts receivable	2,026	2,813
Inventories	98,633	117,787
Deferred income taxes	—	8,885
Prepaid expenses and other current assets	9,097	11,503

Total current assets	114,709	146,281

Property and equipment, net of accumulated depreciation and amortization	52,208	62,156

Other assets:
Goodwill	—	60,660
Other intangible assets	33,360	35,191
Deferred income taxes	—	19,732
Other assets	954	1,341

Total assets	$201,231	$325,361

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$4,874	$4,874
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	23,956	34,187
Accrued expenses and other current liabilities	25,649	23,808
Notes payable	38,718	40,978

Total current liabilities	94,662	105,312

Long-term liabilities:

Long-term debt, net of current portion	7,576	12,450
Deferred gain on sale-leaseback, net of current portion	23,447	24,912
Other long-term liabilities	3,715	746

Total long-term liabilities	34,738	38,108

Commitments and contingencies (Note E)

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 52,327,609 and 52,266,840 shares issued at January 31, 2009 and February 2, 2008, respectively	523	523
Additional paid-in capital	275,180	271,354
Treasury stock at cost, 10,877,439 shares at January 31, 2009
and February 2, 2008	(87,977)	(87,977)
Accumulated deficit	(110,092)	(835)
Accumulated other comprehensive loss	(5,803)	(1,124)

Total stockholders’ equity	71,831	181,941

Total liabilities and stockholders’ equity	$201,231	$325,361

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007

	January 31, 2009 (Fiscal 2008)	February 2, 2008 (Fiscal 2007)	February 3, 2007 (Fiscal 2006)
	(In thousands, except share data)
Sales	$444,184	$464,128	$465,393
Cost of goods sold including occupancy costs	254,592	258,155	253,756

Gross profit	189,592	205,973	211,637

Expenses:
Selling, general and administrative	178,072	178,055	168,824
Provision for impairment of assets, including goodwill	71,407	—	—
Provision for employment contract termination	—	—	1,200
Depreciation and amortization	17,100	17,408	15,057

Total expenses	266,579	195,463	185,081

Operating income (loss)	(76,987)	10,510	26,556

Other income (expense), net	532	502	1,112
Interest expense, net	(2,961)	(4,314)	(5,466)

Income (loss) from continuing operations before income taxes	(79,416)	6,698	22,202

Provision (benefit) for income taxes	28,946	2,772	(21,100)

Income (loss) from continuing operations	(108,362)	3,926	43,302

Loss from discontinued operations, (net of tax benefit of $2.3 million in fiscal 2007 and $0.5 million in fiscal 2006)	(895)	(3,512)	(670)

Net income (loss)	$(109,257)	$414	$42,632

Net income (loss) per share—basic
Income (loss) from continuing operations	$(2.62)	$0.09	$1.23
Loss from discontinued operations	$(0.02)	$(0.08)	$(0.02)

Net income (loss)	$(2.64)	$0.01	$1.21

Net income (loss) per share—diluted
Income (loss) from continuing operations	$(2.62)	$0.09	$0.99
Loss from discontinued operations	$(0.02)	$(0.08)	$(0.01)

Net income (loss)	$(2.64)	$0.01	$0.98

Weighted-average number of common shares outstanding:
Basic	41,412	41,707	35,276
Diluted	41,412	43,229	46,457

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive income (loss)	Total
	Shares	Amounts		Shares	Amounts
Balance at January 28, 2006	39,636	$396	$156,177	(5,172)	$(23,362)	$(43,881)	$(173)	$89,157

Repurchase of common stock				(1,514)	(15,208)			(15,208)
Conversion of subordinated convertible notes due 2024	8,896	90	91,285					91,375
Exercises under option program	1,133	11	5,810					5,821
Exercises of warrants	1,185	12	3,456					3,468
Stock option compensation expense			777					777
Board of Directors compensation	10	—	106					106
Valuation allowance reversal attribute to stock options			522					522
Issuance of options to related party for professional services		—	201					201
Accumulated other comprehensive income (loss):
Cumulative effect of the adoption of FAS 158 related to the Pension Plan							(1,111)	(1,111)
Foreign currency							306	306
Net income						42,632		42,632

Total comprehensive income								42,938

Balance at February 3, 2007	50,860	$509	$258,334	(6,686)	$(38,570)	$(1,249)	$(978)	$218,046

Repurchase of common stock				(4,191)	(49,407)			(49,407)
Exercises under option program	358	4	2,006					2,010
Exercises of warrants	1,029	10	8,740					8,750
Stock option compensation expense			2,121					2,121
Board of Directors compensation	20	—	153					153
Accumulated other comprehensive income (loss):
Unrecognized loss associated with Pension Plan							(741)	(741)
Foreign currency							595	595
Net income						414		414

Total comprehensive income								268

Balance at February 2, 2008	52,267	$523	$271,354	(10,877)	$(87,977)	$(835)	$(1,124)	$181,941

Exercises under option program								—
Stock option repurchase			(7)					(7)
Stock option compensation expense			3,691					3,691
Board of Directors compensation	61	—	142					142
Accumulated other comprehensive income (loss):
Unrecognized loss associated with Pension Plan							(3,386)	(3,386)
Foreign currency							(1,293)	(1,293)
Net income (loss)						(109,257)		(109,257)

Total comprehensive income (loss)								(113,936)

Balance at January 31, 2009	52,328	$523	$275,180	(10,877)	$(87,977)	$(110,092)	$(5,803)	$71,831

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(109,257)	$414	$42,632
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	895	2,034	670
Amortization of deferred gain on sale leaseback	(1,465)	(1,466)	(1,465)
Provision for impairment of assets, including goodwill	71,407
Provision for employment contract terminations	—	—	1,200
Provision for impairment of assets -discontinued operations	—	1,478	—
Depreciation and amortization	17,100	17,408	15,057
Non-cash interest costs associated with debt conversions	—	—	208
Gain on sale of businesses	—	—	(1,483)
Deferred taxes, net of valuation allowance	28,617	1,855	(23,511)
Loss from disposal of property and equipment	127	51	363
Stock option compensation	3,691	2,121	777
Issuance of common stock to Board of Directors	142	153	106
Issuance of common stock to related party	—	—	201

Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	254	436	255
Inventories	19,154	(4,405)	(22,620)
Prepaid expenses and other current assets	997	1,012	(7,901)
Other assets	283	533	(475)
Accounts payable	(10,231)	(1,181)	7,263
Accrued liabilities for severance, store closings and impairment charges	(175)	(995)	(30)
Income taxes	1,986	(4,217)	296
Accrued expenses and other liabilities	(328)	(3,493)	544

Net cash provided by operating activities	23,197	11,738	12,087

Cash flows from investing activities:
Additions to property and equipment, net	(12,595)	(21,377)	(22,676)
Net proceeds from sale-leaseback of corporate headquarters	—	—	55,937
Proceeds from sale of businesses	532	502	2,570
Payment of earn-out provision for Rochester acquisition	(1,333)	(1,333)	(1,333)
Acquisitions, net of cash acquired	(3,000)	—	(2,980)

Net cash provided by (used for) investing activities	(16,396)	(22,208)	31,518

Cash flows from financing activities:
Net borrowings (repayments) under credit facility	(2,260)	32,449	(28,858)
Proceeds from the issuance of long-term debt, net of commissions and offering costs	—	19,496	—
Principal payments on long-term debt	(4,874)	(2,860)	(9,071)
Proceeds from the exercise of warrants	—	8,750	3,468
Repurchase of common stock	—	(49,407)	(15,208)
Repurchase of certain stock options	(7)	—	—
Proceeds from the exercise of stock options under option program	—	2,010	5,821

Net cash provided by (used for) financing activities	(7,141)	10,438	(43,848)

Net decrease in cash and cash equivalents	(340)	(32)	(243)
Cash and cash equivalents:
Beginning of the year	5,293	5,325	5,568

End of the year	$4,953	$5,293	$5,325

Non-cash transaction
Conversion of 5% convertible notes to common stock			$91,375
Deferred gain on sale-leaseback			$29,308

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2009

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Casual Male Retail Group, Inc. (“Company”) is the largest specialty retailer of big & tall men’s apparel. The Company operates under the trade names of Casual Male XL, Casual Male XL Outlets, Rochester Clothing, B & T Factory Direct, Shoes XL and Living XL. At January 31, 2009, the Company operated 467 Casual Male XL retail and outlet stores located throughout the United States, 26 Rochester Clothing stores located in major U.S. cities and one store in London, England. The Company also operates a direct business throughout the United States, Canada and Europe which includes several catalogs and e-commerce sites to support its brands and product extensions.

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

Segment Reporting

The Company reports its operations as one reportable segment, Big & Tall Men’s Apparel, which consists of its two operating segments—Casual Male and Rochester. The Company considers its operating segments to be similar in terms of economic characteristic, production processes and operations, and have therefore aggregated them into a single reporting segment. The operating results and assets of the Company’s direct businesses, Living XL, Shoes XL and the Company’s International Web Stores, are immaterial.

Fiscal Year

The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal years 2008, 2007 and 2006 ended on January 31, 2009, February 2, 2008 and February 3, 2007, respectively. Fiscal 2006 was a 53-week period. Fiscal 2008 and 2007 were 52-week periods.

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

In fiscal 2008, the Company adopted SFAS No.157, Fair Value Measurements (“FAS 157”). The purpose of FAS 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements.

Inventories

All inventories are valued at the lower of cost or market, using a weighted-average cost method.

Prior to fiscal 2006, inventory was principally valued at the lower of cost or market on a first in, first out (“FIFO”) basis, under the retail inventory method. During the second quarter of fiscal 2006, the Company changed its method to the lower of cost or market, using a weighted-average cost method. The revaluation of inventory using the weighted-average cost method approximated the Company’s inventory valuation under the previous FIFO retail method; accordingly, the impact of the change was not material to the financial statements for fiscal 2006. Subsequent to fiscal 2006, the Company identified an inventory valuation difference which was deemed immaterial to the prior periods presented and which was recorded in the fourth quarter of fiscal 2007 as part of the total inventory charge of $6.1 million discussed in Note L.

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

Goodwill and Intangibles

SFAS No. 141, Business Combinations, requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria set forth in the statement. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives.

At least annually, during the fourth quarter, the Company evaluates goodwill, based on two separate operating segments, its Casual Male business and its Rochester business. The goodwill assigned to each operating segment represents the initial purchase price allocation to goodwill as a result of their respective acquisitions. The Company also performs an impairment analysis and records an impairment charge for any intangible assets with a carrying value in excess of its fair value. The following is a discussion of the results of the Company’s impairment testing:

Goodwill:

During the third quarter of fiscal 2008, the Company determined that a potential impairment may have existed. At that time, the Company performed an interim goodwill assessment in accordance with SFAS 142 and concluded, based on its discounted cash flow analysis and market capitalization at that time, no impairment charge was needed. However, the Company’s fourth quarter sales and operating results were key assumptions in determining anticipated future cash flows. In addition, the Company’s market capitalization continued to deteriorate during the fourth quarter of fiscal 2008 largely as a result of the overall decrease in capital markets and continued decline in the economy.

Accordingly, at the end of the fourth quarter of fiscal 2008, the Company performed its annual impairment assessment for each of our reporting units. The implied fair value of our reporting units were determined using a combination of the income approach, which estimates the fair value of our reporting unit based on future discounted cash flows, and the market approach, which estimates the fair value of our reporting unit on comparable market prices. The income approach was based upon a set of assumptions regarding discounted future cash flows, which represented management’s best estimate of future performance at this time.

Further, the aggregate estimated fair value of the reporting units was qualitatively reconciled to the market capitalization of the consolidated Company. In addition to traditional control premiums, certain reconciling items were identified that have led to a difference between the market capitalization and the fair value of the Company, primarily related to the market’s uncertainty regarding the Company’s future operating results and expected liquidity because no earnings guidance has been provided since the second quarter.

Based on the results of these assessments, the Company determined that a full impairment had occurred with respect to the goodwill of both reporting units and, accordingly, recognized an impairment charge of $63.1 million for the fourth quarter and fiscal year 2008.

Trademark:

Similar to goodwill, the Company’s trademarks are also considered indefinite-lived intangible assets and must also be tested annually for potential impairment. At January 31, 2009, both the Casual Male trademark and the Rochester trademark were tested for potential impairment. Utilizing an income approach with appropriate royalty rates applied, the Company concluded that the Casual Male trademark, with a carrying value of $29.2 million was not impaired. However, the Company did conclude that a partial impairment of its Rochester trademark had occurred and, accordingly, a charge was recorded in the fourth quarter of fiscal 2008 for $2.5 million to reduce the value of the Rochester trademark to $1.5 million.

Below is a table showing the changes in the carrying value of the Company’s goodwill and intangible assets from February 2, 2008 to January 31, 2009:

(in thousands)	February 2, 2008	Additions		Write-off Due to Impairment	Amortization	January 31, 2009
Goodwill	$60,660	$2,397	(1)	$63,057	$—	$—
Trademarks	33,200	—		2,500	—	30,700
Other intangibles	1,991	1,057	(1)	—	(388)	2,660

(1)	In connection with the purchase of certain assets from Dahle Management Corporation (“Dahle”) in the second quarter of fiscal 2008, the Company recorded goodwill of $2.4 million and intangible assets of $1.1 million. The intangible assets consisted of a non-compete agreement, customer lists and favorable lease assets.

Other intangibles, which include customer lists, non-compete agreements and favorable leases commitments, are the only intangible assets with defined lives, which range from 3 to 16 years based on each asset’s estimated economic useful life.

The gross carrying amount and accumulated amortization of our intangibles, subject to amortization, were $$4.4 million and $1.7 million, respectively, at January 31, 2009 and $3.3 million and $1.3 million, respectively, at February 2, 2008. Amortization expense for other intangible assets for the next five fiscal years is as follows:

FISCAL YEAR	(in thousands)
2009	$532
2010	$507
2011	$504
2012	$449
2013	$238

Pre-opening Costs

In accordance with Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, the Company expenses all pre-opening costs for its stores as incurred.

Advertising Costs

The Company expenses in-store advertising costs as incurred. Direct response advertising costs, which consist of catalog production and postage costs, are deferred and amortized over the period of expected direct marketing revenues, which is less than one year. Direct response costs which were deferred at January 31, 2009 and February 2, 2008 were $1.4 million and $2.9 million, respectively. Advertising expense, which is included in selling, general and administrative expenses, was $34.1 million, $34.4 million and $30.9 million for fiscal 2008, 2007 and 2006, respectively.

Revenue Recognition

Revenue from the Company’s retail store operation is recorded upon purchase of merchandise by customers, net of an allowance for sales returns and allowances. Revenue from the Company’s catalog and e-commerce operations is recognized at the time a customer order is shipped.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) include amounts related to foreign currency and pension and are reported in the Consolidated Statements of Stockholders’ Equity. The components of the accumulated other comprehensive income (loss) at January 31, 2009 and February 2, 2008 are as follows:

(in thousands)	January 31, 2009	February 2, 2008
Foreign currency	$(565)	$728
Pension	(5,238)	(1,852)

Total accumulated other comprehensive income (loss)	$(5,803)	$(1,124)

Foreign Currency Translation

At January 31, 2009, the Company operates a direct business in Canada and has one Rochester Clothing store located in London, England. Assets and liabilities of these operations are translated into U.S. dollars at the exchange rates in effect at each balance sheet date. Stockholders’ equity is translated at applicable historical exchange rates. Income, expense and cash flow items are translated at average exchange rates during the period. Resulting translation adjustments are reported as a separate component of stockholders’ equity.

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

	FISCAL YEARS ENDED
(in thousands)	January 31, 2009	February 2, 2008	February 3, 2007
Net Income:
Net income (loss) – Basic	$(109,257)	$414	$42,632
Add back interest costs, tax effected, assuming Conversion of convertible notes (1)	—	—	2,769

Net income (loss) – Diluted	$(109,257)	$414	$45,401

Weighted Average Shares Outstanding:
Basic weighted-average common shares outstanding	41,412	41,707	35,276
Stock options and warrants, excluding anti-dilutive options and warrants of 183 shares for January 31, 2009	—	1,522	2,542
Shares issued upon conversion of convertible notes at $10.65 per share	—	—	8,639

Diluted weighted-average shares outstanding	41,412	43,229	46,457

(1)	Shares issuable upon the conversion of the convertible notes of 9.4 million for fiscal 2006 were fully converted during fiscal 2006.

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each year because the exercise price of such options and warrants was greater than the average market price per share of common stock for the respective periods or the impact of SFAS 123R primarily related to unearned compensation.

	FISCAL YEARS ENDED
(in thousands, except exercise prices)	January 31, 2009	February 2, 2008	February 3, 2007
Options	3,388	1,594	735
Warrants	1,058	—	—
Ranges of exercise prices of such Options and warrants	$3.15 - $10.26	$7.52 - $12.35	$9.27 - $11.15

Stock-based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) in fiscal 2006, using the modified prospective method which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), and requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may differ from the Company’s current estimates. Prior periods have not been restated to incorporate the stock-based compensation charge.

For fiscal 2008, the Company recognized total compensation expense of $3.7 million, with no corresponding tax benefit. Compensation expense for fiscal 2008 includes $1.5 million related to the acceleration of certain options which were repurchased and cancelled by the Company. See Note G for additional information. For fiscal 2007, the Company recognized $2.1 million, or approximately $1.2 million after tax. Of the total compensation expense of $2.1 million, approximately $0.3 million is reflected in discontinued operations. For fiscal 2006, the Company recognized total compensation expense of $0.8 million, or approximately $0.5 million after tax.

The total compensation cost related to non-vested awards not yet recognized is approximately $0.8 million which will be expensed over a weighted average remaining life of 24 months.

Valuation Assumptions for Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2008, 2007 and 2006:

	FISCAL YEARS ENDED
	January 31, 2009	February 2, 2008	February 3, 2007
Expected volatility	45.0%	40.0%	45.0%
Risk-free interest rate	2.39%-3.15%	4.07%-4.85%	4.48%-5.02%
Expected life	3.0-4.5	2.0-4.5	3.0-4.5
Dividend rate	—	—	—
Weighted average fair value of options granted	$1.61	$3.62	$3.82

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

During the fourth quarter of fiscal 2008, the Company recorded an impairment charge of $5.8 million related to the impairment of its long-lived assets. Approximately $5.0 million of the $5.8 million was for the write-down of assets for the Company’s Rochester Clothing stores and the remaining $0.8 million was for certain underperforming Casual Male XL stores.

During the third quarter of fiscal 2007, the Company recorded an impairment charge of $1.4 million related to the Company’s decision to exit its Jared M. operations. The charge of $1.4 million is included as part of discontinued operations for fiscal 2007. No impairment charge was recorded in fiscal 2006.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS 141R”), which changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R is effective for the Company’s fiscal year beginning February 1, 2009, and will be applied prospectively. The impact of adopting SFAS 141R will depend on the nature and terms of future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity. SFAS 160 is effective for the Company’s fiscal year beginning February 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company does not expect SFAS 160 to have an impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements of FASB Statement No. 133 about an entity’s derivative instruments and hedging activities to include more detailed qualitative disclosures and expanded quantitative disclosures. The provisions of SFAS 161 are effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect SFAS 161 to have an impact on its consolidated financial statements.

B. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated:

	January 31, 2009	February 2, 2008
(in thousands)
Furniture and fixtures	$37,787	$37,659
Equipment	13,121	12,121
Leasehold improvements	24,572	24,682
Hardware and software	36,329	32,445
Construction in progress	1,130	2,004

	112,939	108,911
Less accumulated depreciation	60,731	46,755

Total property and equipment	$52,208	$62,156

Depreciation expense related to continuing operations for fiscal 2008, 2007 and 2006 was $16.6 million, $16.9 million and $14.4 million, respectively. Depreciation expense for fiscal 2007 excludes depreciation expense recorded in discontinued operations of $0.2 million.

C. DEBT OBLIGATIONS

Credit Agreement with Bank of America, N.A.

The Company has a credit facility with Bank of America, N.A., most recently amended on December 20, 2007 (the “Credit Facility”).

The Credit Facility provides for a total commitment of $110 million comprised of (i) a $100 million revolving credit facility which includes a sublimit of $20 million for commercial and standby letters of credit and a sublimit of up to $15 million for SwingLine Loans and (ii) a $10 million “Last Out” revolving credit facility, which will be subordinate to the $100 million revolving credit facility. If at any time the Company’s Excess Availability Ratio, as defined in the Credit Facility, is less than 50%, the Company’s borrowings must first be made from the “Last Out” revolving credit facility before borrowing from the $100 million revolving credit facility. Borrowings under the Credit Facility bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”) and vary depending on our levels of excess availability. The maturity date of the Credit Facility is October 29, 2011.

The Company’s obligations under the Credit Facility are secured by a lien on all of its assets. The Credit Facility includes certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company. The Company was in compliance with all debt covenants under the Credit Facility at January 31, 2009.

At January 31, 2009, the Company had borrowings outstanding under the Credit Facility of $38.7 million and outstanding standby letters of credit of $5.9 million and documentary letters of credit of $2.2 million. Average borrowings outstanding under this facility during fiscal 2008 were approximately $50.0 million, resulting in an average unused excess availability of approximately $43.7 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

The fair value of amounts outstanding under the Credit Facility approximates the carrying value at January 31, 2009 and February 2, 2008. At the Company’s option, any portion of the outstanding borrowings can be converted to LIBOR-based contracts; the remainder bears interest based on prime. At January 31, 2009, the prime-based borrowings interest rate was 3.25%. Approximately $32.5 million of the Company’s borrowings were in LIBOR contracts with interest rates ranging from 1.53% to 3.16%.

Long-Term Debt

Components of long-term debt are as follows (in thousands):

	January 31, 2009	February 2, 2008
Total long-term debt	$12,450	$17,324
Less: current portion of long-term debt	(4,874)	(4,874)

Long-term debt, less current portion	$7,576	$12,450

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

Both secured notes accrue interest at a per annum rate of 1.75% plus the rate of interest equal to the 30-day published LIBOR rate. Principal and interest, in arrears, are payable monthly, commencing one month after issuance of such note. The Company is subject to a prepayment penalty on both secured notes equal to 1% of the prepaid principal until the first anniversary of the respective secured note, 0.5% of the prepaid principal from the first day after the first anniversary through the end of the second anniversary and no prepayment penalty thereafter. At January 31, 2009, the outstanding balance of the secured notes was $12.5 million.

Both notes are secured by a security interest in all of the Company’s rights, title and interest in and to certain equipment. The Master Agreement includes certain debt covenants similar to, and no more restrictive than, those under the Company’s Credit Facility with Bank of America, N.A. The Company was in compliance with all debt covenants under the Master Agreement at January 31, 2009.

Long-term debt maturities

Annual maturities of long-term debt for the next five fiscal years are as follows:

(in thousands)
Fiscal 2009	4,874
Fiscal 2010	4,874
Fiscal 2011	2,702
Fiscal 2012	—
Fiscal 2013	—

The Company paid interest and fees on all the above described debt obligations totaling $3.1 million, $4.8 million and $6.1 million for fiscal 2008, fiscal 2007 and 2006, respectively.

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

In the fourth quarter and fiscal year 2008, the Company recorded a charge of $28.6 million to establish a full allowance against its deferred tax assets. Realization of the Company’s deferred tax assets, which relate principally to federal net operating loss carryforwards, which expire from 2018 through 2028, is dependent on generating sufficient taxable income in the near term. The Company had previously established a full valuation allowance against its deferred tax assets during fiscal years 2001 and 2002, based on the historical losses in those years. Then, as a result of transforming the Company, through acquisitions and divestures, from an operator of Levi’s®/Dockers® outlet stores to the market leader of men’s big & tall apparel, the big & tall business had become profitable from an operating perspective. In fiscal 2005, the Company reversed $3.1 million and in fiscal 2006, the Company reversed the majority of the remaining valuation allowance, or $31.0 million and recorded an income tax benefit of $30.5 million. The remaining $0.5 million of the reversal was credited to additional paid-in capital as it related to previous benefits realized in connection with stock options. The income tax benefit of $30.5 million was partially offset by $8.9 million of income tax provisions of current year earnings.

At the end of fiscal 2006, the Company considered the positive evidence of thirteen consecutive quarters of positive comparable store sales, its continued improvement in operating income from fiscal 2002 to fiscal 2006, its expectations regarding the generation of future taxable income, and its market position and expected growth of its industry. However, the effect of the weakening economy on the Company’s retail business, especially in fiscal 2008, has had a significant impact on the Company’s revenue and profitability. Further, the conditions of the economy have also negatively impacted its market value as a result of the deterioration of the capital markets and resulted in substantial impairments which contributed to the operating loss. Accordingly, due to the cumulative operating losses as well as the Company’s uncertainty regarding the economy and its ability to generate future taxable income to realize all of its deferred tax assets, in the fourth quarter of fiscal 2008, the Company recorded a full valuation allowance against the deferred tax assets.

As of January 31, 2009, the Company had net operating loss carryforwards of $79.6 million for federal income tax purposes and $54.1 million for state income tax purposes that are available to offset future taxable income, subject to certain annual usage limitations, through fiscal year 2028. As a result of the Casual Male acquisition and the issuance of additional equity in fiscal 2002, at January 31, 2009, the utilization of approximately $15.1 million in federal net operating losses is subject to an annual limitation of approximately $4.8 million per year. Additionally, the Company has alternative minimum tax credit carryforwards of $2.2 million, which are available to further reduce income taxes over an indefinite period.

Included in the net operating loss carryforwards for both federal and state income tax is approximately $4.2 million relating to disqualifying dispositions of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid in capital.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of February 4, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Deferred taxes are accounted for using the balance sheet liability method with respect to temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred taxes are calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred taxes are charged or credited in the income statement, except when related items are credited or charged directly to equity, in which case the deferred taxes are also dealt with in equity.

Pursuant to FIN 48, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At January 31, 2009 and February 2, 2008, the Company had no material unrecognized tax benefits based on the provisions of FIN 48.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 1997, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for fiscal 2008.

The components of the net deferred tax assets as of January 31, 2009 and February 2, 2008 are as follows (in thousands):

	January 31, 2009	February 2, 2008
Deferred tax assets:
Inventory reserves	$2,885	$5,420
Accrued expenses and other	390	2,886
Gain on sale-leaseback	9,841	10,419
Gain on sale of LPI	318	357
Rabbi trust	90	150
Lease accruals	2,457	2,145
Net operating loss carryforward	29,331	21,123
Foreign tax credit carryforward	473	303
Unrecognized loss on pension	2,596	1,209
Alternative minimum tax credit carryforward	2,187	2,269
Excess of book over tax depreciation/amortization	1,215	—
Goodwill and intangibles	7,709	—

Subtotal	59,492	46,281

Deferred tax liabilities
Excess of tax over book depreciation/amortization	—	(1,278)
Goodwill and intangibles	—	(15,119)

Subtotal	—	(16,397)

Net deferred assets	59,492	29,884
Valuation allowance	(59,492)	(1,267)

Net deferred tax assets	$—	$28,617

The provision (benefit) for income taxes from continuing operations consists of the following:

	FISCAL YEARS ENDED
(in thousands)	January 31, 2009	February 2, 2008	February 3, 2007
Current:
Federal and state	$246	$806	$2,303
Foreign	83	111	108

	329	917	2,411

Deferred:
Federal and state	28,395	2,078	(23,511)
Foreign	222	(223)	—

	28,617	1,855	(23,511)

Total provision (benefit)	$28,946	$2,772	$(21,100)

The following is a reconciliation between the statutory and effective income tax rates in dollars:

	FISCAL YEARS ENDED
(in thousands)	January 31, 2009	February 2, 2008	February 3, 2007
Federal income tax at the statutory rate	$(28,109)	$2,344	$7,771
State income and other taxes, net of federal tax benefit	(2,357)	322	1,205
Permanent items	96	73	78
Repurchase and cancellation of stock options	1,975
Charge/(income) for valuation allowance (1)	56,838	(21)	(30,501)
Other, net	503	54	347

Provision (benefit) for income tax from continuing operations	$28,946	$2,772	$(21,100)

(1)	For fiscal 2008, approximately $1.4 million of the $58.2 million increase in valuation allowance was charged to Accumulated Other Comprehensive Loss for increase in unrecognized pension losses and therefore did not affect the income tax provision.

The Company made tax payments of $0.2 million, $2.1 million and $2.2 million for fiscal years 2008, 2007 and 2006, respectively.

E. COMMITMENTS AND CONTINGENCIES

At January 31, 2009, the Company was obligated under operating leases covering store and office space, automobiles and certain equipment for future minimum rentals as follows:

FISCAL YEAR	TOTAL (in thousands)
2009	$49,488
2010	42,675
2011	37,551
2012	31,670
2013	23,498
Thereafter	103,126

$288,008

In addition to future minimum rental payments, many of the store leases include provisions for common area maintenance, mall charges, escalation clauses and additional rents based on a percentage of store sales above designated levels.

Amounts charged to operations for all occupancy costs, automobile and leased equipment expense were $55.0 million, $53.0 million and $50.8 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

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

F. EQUITY

Shareholder Rights Plan

On December 8, 2008, the Board of Directors of the Company adopted a Shareholder Rights Agreement (“Rights Agreement”). Pursuant to the Rights Agreement, the Board of Directors authorized and declared a dividend of one preferred stock purchase right (a “Right” and collectively, the “Rights”) for each share of the Company’s common stock outstanding at the close of business of December 19, 2008. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $5.00 per share, subject to adjustment.

Initially, these Rights are not exercisable and will trade with the shares of the Company’s common stock. The Rights will become exercisable in accordance with the terms of the Rights Agreement in the event that any person or group of associated persons is deemed an “Acquiring Person” within the definition of the Rights Agreement. The Rights will expire at the close of business on December 8, 2009, unless earlier redeemed or exchanged by the Company.

Stock Repurchase Programs

In fiscal 2006, the Company’s Board of Directors adopted a $75 million stock repurchase program, as amended, which expired on December 31, 2008. No stock repurchases were made during fiscal 2008. In total, the Company repurchased approximately 4.3 million shares for an aggregate price of $50.9 million pursuant to this program.

At January 31, 2009, the Company has a total of 10.9 million shares of repurchased stock at an aggregate cost of $88.0 million which is reported by the Company as treasury stock and is reflected as a reduction in stockholders’ equity.

Long-Term Performance Share Bonus Plan

On May 1, 2008, the Company adopted its Long-Term Incentive Plan for which certain key members of senior management are eligible to participate. Pursuant to the plan, if the Company achieves EBITDA and operating margin percent targets (collectively the “Metrics”), each participant in the plan will be entitled to receive an award (depending on the target level achieved for each Metric) of the participant’s “target cash value” which is defined as the participant’s respective actual annual base salary (which is a blend of salary plus any salary adjustments made during the course of the relevant fiscal year) multiplied by the long-term incentive program percentage in such participant’s employment agreement. For fiscal 2008, the minimum threshold to receive an award was achievement of 70% of each Metric. For fiscal years thereafter, the minimum threshold to receive an award increases to 80% and the maximum award for all fiscal years is capped at 150% of the target level for each Metric. Awards are payable, based on the irrevocable election of each participant, in either cash, stock options and/or restricted shares or any combination thereof.

The Company did not achieve the Metrics set forth for fiscal 2008 and accordingly, no awards were issued.

G. STOCK OPTIONS

The Company has one share-based compensation plan, the 2006 Incentive Compensation Plan (the “2006 Plan”), which was approved by shareholders in fiscal 2006. Grants still remain outstanding under the Company’s previous 1992 Stock Incentive Plan (the “1992 Plan”); however, as a result of the adoption of the 2006 Plan, no further grants can be made under the 1992 Plan.

Under the terms of the 2006 Plan, 2,500,000 shares of common stock are available for the granting of awards; provided, however, that the maximum number of shares available for the granting of awards other than stock options and stock appreciation rights, or SARs, cannot exceed 1,250,000 shares. The terms of the 2006 Plan provide for grants of stock options, SARs, restricted stock, deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property.

The 2006 Plan is administered by the Compensation Committee, all of the members of which are non-employee directors who qualify as independent under the listing standards of the Nasdaq Global Select Market. The Compensation Committee makes all determinations with respect to amounts and conditions covering awards. Options are not granted at a price less than fair value on the date of the grant. Options granted to employees and executives typically vest over three years and options granted to non-employee directors vest over two years. Generally, options expire ten years from the date of grant; however, in fiscal 2008, the Company granted to Messrs. Levin and Hernreich options with a maturity date limited to 4 years.

Repurchase and Cancellation of Options

On January 29, 2009, the Board of Directors approved the repurchase of certain stock options with exercise prices significantly in excess of market price from certain directors and executive officers. The Company repurchased and cancelled the eligible options in exchange for cash payments equal to the fair value of the applicable options on the date of repurchase, as determined using Black-Scholes. The Black-Scholes value of each option repurchased was calculated based upon the closing stock price of the Company’s common stock on January 29, 2009.

The Company repurchased options with underlying shares totaling 2,291,512 for an aggregate purchase price of $7,192. These options had exercise prices ranging from $4.54 to $12.35 per share. Of the 2,291,512 shares underlying the repurchased and cancelled options, options covering 1,246,004 shares were issued under the 2006 Plan and, in accordance with the terms of the 2006 Plan, became available for future issuance under the 2006 Plan. In connection with the repurchase and cancellation of these options, the Company recognized additional stock compensation expense of approximately $1.5 million in the fourth quarter of fiscal 2008 related to the acceleration of vesting.

Stock Option Activity-2006 Plan

The following table summarizes stock option activity under the 2006 Plan for fiscal 2008:

	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s) (1)
Outstanding at beginning of year	871,004	$11.15
Options granted	1,110,000	$4.45
Options canceled	45,000	$7.52
Options repurchased and canceled	1,246,004	$8.86
Options exercised	—	—

Outstanding at end of year	690,000	$4.75	5.8 years	$—
Vested and expected to vest at end of year	684,400	$4.73	5.7 years	$—
Options exercisable at end of year	76,676	$5.26	9.2 years	$—

(1)	There was no aggregate intrinsic value at January 31, 2009 due to the fact that all outstanding options were underwater.

There were no exercises under the 2006 Plan during fiscal 2008 or fiscal 2007. Excluded from the above table are 60,769 unrestricted shares which were issued from the 2006 Plan to non-employee directors as payment for director fees totaling $142,354 during fiscal 2008.

Stock Option Activity-1992 Plan

The following table summarizes stock option activity under the 1992 Plan for fiscal 2008:

	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s) (1)
Outstanding at beginning of year	3,419,558	$6.51
Options granted	—	—
Options canceled	232,125	8.25
Options repurchased and canceled	1,045,508	8.13
Options exercised	—	—

Outstanding at end of year	2,141,925	$5.54	4.4 years	$—
Vested and expected to vest at end of year	2,141,925	$5.54	4.4 years	$—
Options exercisable at end of year	2,141,925	$5.54	4.4 years	$—

(1)	There was no aggregate intrinsic value at January 31, 2009 due to the fact that all outstanding options were underwater.

The total intrinsic value of options exercised was $1.7 million and $5.3 million for fiscal 2007 and 2006, respectively. There were no exercises during fiscal 2008.

Options granted outside of the Company’s 1992 Plan and 2006 Plan

Below is a summary of options granted outside of the Company’s 1992 Plan and 2006 Plan. These outstanding options represent options which were granted to consultants of the Company prior to August 2003 and options granted to its executives, prior to fiscal 2004, in excess of the 1992 Plan’s annual maximum grant of 500,000.

	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)
Outstanding at beginning of year	1,011,126	$2.99
Options granted	—	—
Options canceled	—	—
Options exercised	—	—

Outstanding at end of year	1,011,126	$2.99	2.5 years	$—
Vested and expected to vest at end of year	1,011,126	$2.99	2.5 years	$—
Options exercisable at end of year	1,011,126	$2.99	2.5 years	$—

The total intrinsic value of options exercised outside of the Company’s 1992 Plan and 2006 Plan were $19,000 and $0.8 million for fiscal 2007 and fiscal 2006, respectively. There were no exercises during fiscal 2008.

Issuance of Warrants

The following table summarizes the activity of the Company’s outstanding warrants for fiscal 2008:

	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)
Warrants outstanding at beginning of year	1,058,000	$6.36
Warrants issued	—	—
Warrants canceled	—	—
Warrants exercised	—	—

Warrants outstanding at end of year	1,058,000	$6.36	1.8 years	$—
Vested and expected to vest at end of year	1,058,000	$6.36	1.8 years	$—
Warrants exercisable at end of year	1,058,000	$6.36	1.8 years	$—

The total intrinsic value of warrants exercised was $3.4 million and $8.2 million for fiscal 2007 and fiscal 2006, respectively. There were no exercises during fiscal 2008.

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

H. RELATED PARTIES

Seymour Holtzman and Jewelcor Management, Inc.

Seymour Holtzman, the Chairman of the Board of Directors of the Company, is compensated by the Company both directly (as an employee of the Company) and indirectly (as the president and chief executive officer and, together with his wife, indirectly, the indirect majority shareholders of Jewelcor Management Inc. (“JMI”)).

Since October 1999, the Company has had an ongoing consulting agreement with JMI to provide the Company with services as may be agreed upon between JMI and the Company. Mr. Holtzman, who has been the Company’s Chairman of the Board since April 11, 2000, is the beneficial holder of approximately 13.0% of the outstanding common stock of the Company.

Pursuant to the consulting agreement, which was most recently amended in September 2008, Mr. Holtzman, both directly and indirectly through JMI, receives in aggregate annual consulting and employment compensation of $575,000, payable in cash. The consulting agreement, as amended, is scheduled to expire on April 29, 2010.

I. EMPLOYEE BENEFIT PLANS

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (“FAS 158”), which requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The Company adopted FAS 158 in fiscal 2006 and accordingly is required to report changes in its funded status in comprehensive income on its Statement of Stockholders’ Equity.

Noncontributory Pension Plan

In connection with the Casual Male acquisition, the Company assumed the assets and liabilities of the Casual Male Noncontributory Pension Plan “Casual Male Corp. Retirement Plan”, which was previously known as the J. Baker, Inc. Qualified Plan (the “Pension Plan”). Casual Male Corp. froze all future benefits under this plan on May 1, 1997.

The following table sets forth the Pension Plan’s funded status at January 31, 2009 and February 2, 2008:

(in thousands)	January 31, 2009	February 2, 2008
Change in benefit obligation:
Balance at beginning of period	$13,674	$14,972
Benefits and expenses paid	(435)	(521)
Service and interest costs	778	789
Settlements	(743)	(2,405)
Actuarial (gain) loss	(1,007)	839

Balance at end of year	$12,267	$13,674

Change in fair value of plan assets
Balance at beginning of period	$13,832	$16,355
Actual return on plan assets	(3,615)	403
Employer contributions	—	—
Settlements	(743)	(2,405)
Benefits and expenses paid	(435)	(521)

Balance at end of period	$9,039	$13,832

Reconciliation of Funded Status
Projected benefit obligation	$12,267	$13,674
Fair value of plan assets	9,039	13,832

Funded (unfunded) Status	(3,228)	158

Balance Sheet Classification
Other assets	—	$158
Other long-term liabilities	$3,228	—

Total plan expense and other amounts recognized in accumulated other comprehensive loss for the year ended January 31, 2009 and February 2, 2008 include the following components:

	January 31, 2009	February 2, 2008
	(in thousands)
Interest cost on projected benefit obligation	$778	$789
Expected return on plan assets	(1,089)	(1,192)
Amortization of unrecognized loss	311	403

Net pension benefit	$—	$—

Other changes recognized in other comprehensive loss before taxes (in thousands):
Unrecognized losses at the beginning of the year	$3,061	$1,836
Change in plan assets and benefit obligations (before taxes of $0 and $484 for January 31, 2009 and February 2, 2008, respectively	3,386	1,225

Unrecognized losses at the end of year	$6,447	$3,061

Assumptions used to determine the benefit obligations as of January 31, 2009 and February 2, 2008 include a discount rate of 6.25% for fiscal 2008 and 5.75% for fiscal 2007. Assumptions used to determine the net periodic benefit cost for the years ended January 31, 2009 and February 2, 2008 included a discount rate of 6.25% for fiscal 2008 and 5.75% for fiscal 2008.

The expected long term rate of return for both the benefit obligation and the net periodic benefit cost was assumed to be 8.00% for fiscal 2008 and fiscal 2007. The expected long-term rate of return assumption was developed considering historical and future expectations for returns for each asset class.

Estimated Future Benefit Payments

The estimated future benefits for the next ten fiscal years are as follows:

FISCAL YEAR	(in thousands)
2009	513
2010	517
2011	554
2012	606
2013	651
2014-2018	3,927

The Company’s target asset allocation for fiscal 2009 and its asset allocation at January 31, 2009 and February 2, 2008 were as follows, by asset category:

	Target allocation	Percentage of plan assets at
Asset category:	Fiscal 2009	January 31, 2009	February 2, 2008
Equity securities	70.00%	43.98%	49.27%
Debt securities	20.00%	18.32%	38.86%
Insurance contracts	10.00%	17.92%	11.87%
Cash	—	19.78%	—

Total	100.00%	100.00%	100.00%

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

The following table sets forth the Supplemental Plan’s funded status at January 31, 2009 and February 2, 2008:

(in thousands)	January 31, 2009	February 2, 2008
Change in benefit obligation:
Balance at beginning of period	$551	$540
Benefits and expenses paid	(27)	(27)
Actuarial loss (gain)	(36)	7
Service and interest costs	31	31

Balance at end of year	$519	$551

Change in fair value of plan assets
Balance at beginning of period	$—	$—
Employer contributions	27	27
Benefits and expenses paid	(27)	(27)

Balance at end of year	—	—

Projected benefit obligation	$519	$551

Reconciliation of Funded Status
Projected benefit obligation	$519	$551
Unrecognized loss	—	—
Fair value of plan assets	—	—

Underfunded Status	$(519)	$(551)

Assumptions used to determine the benefit obligations as of January 31, 2009 and February 2, 2008 included a discount rate of 6.25% for fiscal 2008 and 5.75% for fiscal 2007. Assumptions used to determine the net periodic benefit cost for the years ended January 31, 2009 and February 2, 2008 included a discount rate of 6.25% for fiscal 2008 and 5.75% for fiscal 2007.

Defined Contribution Plan

The Company has two defined contribution plans, the Casual Male 401(k) Salaried Plan and the Casual Male 401(k) Hourly plan (the “401(k) Plans”). The 401(k) Plans cover all eligible employees who are at least 21 years of age and have completed the required months of service, which is six months or twelve months depending on the plan. Effective January 1, 2008, the Company adopted the Safe Harbor matching and vesting provisions permitted under the Pension Protection Act of 2006 for its 401(k) Plans. Accordingly, beginning in fiscal 2008, the Company matches 100% of the first 1% of deferred compensation and 50% of the next 5% (with a maximum contribution of 3.5% of eligible compensation). In addition, vesting of the participant accounts changed to a two-year cliff vesting from a three-year straight-line vesting.

Non-Qualified Deferred Compensation Plan

Through the end of fiscal 2008, the Company had a Non-Qualified Deferred Compensation Plan which was started in fiscal 2006 for the primary purpose of providing deferred compensation for a select group of management or highly compensated employees of the Company (the “Participants”). Participants are 100% vested in all of the amounts they deferred as well as in the earnings attributable to each Participant’s deferred account. The Company established a Rabbi Trust to provide funding for benefits payable under this plan. Effective December 31, 2008, the plan was amended to freeze future contributions to the plan and arrange for the distribution of funds from the Participants’ accounts.

The Company recognized $1.3 million, $0.9 million and $0.9 million of expense under these plans in fiscal 2008, 2007 and 2006, respectively.

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

As a result of this decision, during fiscal 2007, the Company recorded a total non-cash charge of $2.6 million relating to the impairment of fixed assets, the write-down of inventory and the write-off of certain other asset accounts. Of the $2.6 million charge, approximately $1.1 million related to the write-down of inventory and was included in discontinued operations as a reduction of gross margin for fiscal 2007. The remaining $1.5 million related to the impairment of long-lived assets, accounts receivables and other assets was included in discontinued operations as a “provision for impairment of assets” for fiscal 2007.

During the first quarter of fiscal 2008, the Company sold its Jared M. business to a third party for a cash purchase price of $250,000. The Company did not recognize any material gain or loss on the sale. When the Company recorded its initial charges in fiscal 2007, its Jared M. showroom was being sub-leased and the Company believed no excess lease obligation existed. However, during fiscal 2008, the Company was not able to secure a long-term sub-lease agreement to completely satisfy its obligations under the lease agreement. Accordingly, during the fourth quarter of fiscal 2008, the Company recorded an additional charge of $0.9 million for the estimated lease obligation.

The following table summarizes the results from discontinued operations from the Jared M. business for fiscal 2007 and fiscal 2006:

(in millions)	Fiscal 2008	Fiscal 2007	Fiscal 2006
Sales	$—	$3.1	$2.1
Gross margin	—	0.4	0.9
Selling, general and administrative expenses	—	(4.5)	(2.1)
Provision for impairment of assets and lease obligations	(0.9)	(1.5)	—
Depreciation and amortization	—	(0.2)	—

	(0.9)	(5.8)	(1.2)
Benefit from income taxes (1)	—	2.3	0.5

Loss from discontinued operations	$(0.9)	$(3.5)	$(0.7)

(1)	No tax benefit was realized in fiscal 2008 on the $0.9 million charge due to the consolidated tax position of the Company, see Note D – Income Taxes.

K. SALE OF LP INNOVATIONS, INC.

During the first quarter of fiscal 2006, the Company sold its loss prevention subsidiary, LP Innovations, Inc. (“LPI”), to a private equity group for a purchase price of $5.2 million. The Company received $3.0 million of the purchase price in cash at the closing and entered into a note for the remaining purchase price of $2.2 million. The note requires LPI to make quarterly payments to the Company commencing on the first anniversary of the note. The Company recognized an initial gain on the sale of LPI in the amount of $1.5 million which was recognized as “other income” for fiscal 2006. Due to the uncertainty regarding the collection of the note, the Company fully reserved the balance of the note on the Consolidated Balance Sheet and recognizes income on the note when realizability is assured. For each of the fiscal years 2008 and fiscal 2007, the Company recognized $0.5 million as “other income.”

L. SELECTED QUARTERLY DATA (UNAUDITED)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	FULL YEAR
	(In Thousands, Except Per Share Data)
FISCAL YEAR 2008
Sales	$107,642	$113,475	$100,009	$123,058	$444,184
Gross margin	48,339	51,338	42,213	47,702	189,592
Provision for impairment of assets, including goodwill (1)	—	—	—	71,407	71,407
Operating income (loss)	851	3,746	(4,673)	(76,911)	(76,987)
Income (loss) from continuing operations	160	3,145	(5,337)	(77,384)	(79,416)
Income tax provision (benefit) (2)	64	1,258	(2,135)	29,759	28,946
Loss from discontinuing operations (4)	—	—	—	(895)	(895)
Net income (loss)	96	1,887	(3,202)	(108,038)	(109,257)
Earnings (loss) per share – basic	$0.00	$0.05	$(0.08)	$(2.61)	$(2.64)
Earnings (loss) per share – diluted	$0.00	$0.05	$(0.08)	$(2.61)	$(2.64)

FISCAL YEAR 2007
Sales	$110,631	$113,529	$106,097	$133,871	$464,128
Gross margin (3)	50,624	52,830	46,530	55,989	205,973
Operating income (loss)	3,258	5,761	(1,942)	3,433	10,510
Income (loss) from continuing operations	1,553	2,898	(1,858)	1,333	3,926
Loss from discontinuing operations, net of tax (4)	(429)	(425)	(1,963)	(695)	(3,512)
Net income (loss) (3)	1,124	2,473	(3,821)	638	414
Earnings (loss) per share – basic	$0.03	$0.06	$(0.09)	$0.02	$0.01
Earnings (loss) per share – diluted	$0.03	$0.06	$(0.09)	$0.02	$0.01

(1)	During the fourth quarter of fiscal 2008, the Company recorded a full non-cash impairment charge against its goodwill for $63.1 million and a partial impairment against its Rochester trademark for $2.5 million. In addition, the Company also recorded a non-cash charge of $5.8 million for the impairment of fixed assets. See Note A – Summary of Significant Accounting Policies.
(2)	During the fourth quarter of fiscal 2008, the Company recorded a non-cash charge of $28.6 million to establish a full valuation allowance against its deferred tax assets. As a result of its recent operating losses and the overall condition of the economy, the realizability of its deferred tax assets cannot be assured. See Note D – Income Taxes.
(3)	Results for the fourth quarter of fiscal 2007 included a charge to gross margin for the write-down of inventory of approximately $6.1 million, of which approximately $2.7 million related to excess merchandise with the remaining amount related to the correction of freight and other inventory adjustments which were deemed immaterial to the prior periods presented.
(4)	During the fourth quarter of fiscal 2007, the Company exited its Jared M. operations and recorded a charge of $2.6 million during fourth quarter related to inventory and impairment charges. The operating results of Jared M. for fiscal 2007 were reclassed to discontinued operations. In the fourth quarter of fiscal 2008, the Company recorded an additional $0.9 million to accrue for an estimated lease obligation for the Jared M. showroom. See Note J- Discontinued Operations.

Consistent with the retail apparel industry, the Company’s business is seasonal with the largest volume of its sales generated during the Christmas selling season in December. As a result of the impact of the Christmas selling season, the majority of the Company’s operating income is generated in the fourth quarter.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2009, our disclosure controls and procedures were effective.

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

Management assessed the design and effectiveness of our internal control over financial reporting as of January 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework.

Based on management’s assessment and those criteria, management determined that we maintained effective internal control over financial reporting as of January 31, 2009.

Ernst & Young LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting as of January 31, 2009, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

of Casual Male Retail Group, Inc.

We have audited Casual Male Retail Group, Inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Casual Male Retail Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Casual Male Retail Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Casual Male Retail Group, Inc. as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 31, 2009 and our report dated March 18, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 18, 2009

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III.

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to this Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended January 31, 2009 in connection with our 2009 Annual Meeting of Stockholders.

Item 10.	Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 31, 2009.

Item 11.	Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 31, 2009

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 31, 2009.

Item 14.	Principal Accounting Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 31, 2009.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

15(a)(1) Financial Statements

The list of consolidated financial statements and notes required by this Item 15(a)(1) is set forth in the “Index to Consolidated Financial Statements” on page 44 of this Annual Report.

15(a)(2) Financial Statement Schedules

All schedules have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements or notes thereto.

15(a)(3) Exhibits

The list of exhibits required by this Item 15(a)(3) is set forth in the “Index to Exhibits” beginning on page 74 of this Annual Report.

Index to Exhibits

Exhibits
3.1	Restated Certificate of Incorporation of the Company, as amended (included as Exhibit 3.1 to Amendment No. 3 of the Company’s Registration Statement on Form S-1 (No. 33-13402), and incorporated herein by reference).	*

3.2	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated June 22, 1993 (included as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on June 18, 1996, and incorporated herein by reference).	*

3.3	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated August 8, 2002 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on September 17, 2002, and incorporated herein by reference).	*

3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company establishing Series A Junior Participating Cumulative Preferred Stock dated May 1, 1995 (included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on May 3, 1996, and incorporated herein by reference).	*

3.5	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series B Convertible Preferred Stock dated May 14, 2002 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).	*

3.6	Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, as filed with the Secretary of the State of Delaware on December 9, 2008 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 9, 2008, and incorporated herein by reference).	*

3.7	By-Laws of the Company, as amended (included as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on December 12, 2000, and incorporated herein by reference).	*

4.1	Indenture, dated as of November 18, 2003, between the Company and U.S. Bank National Association, as Trustee (included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).	*

4.2	Rights Agreement, dated as of December 8, 2008, by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes as Exhibits thereto the Form of Certificate of Designation, the Form of Right Certificate and the Summary of Terms attached thereto as Exhibits A, B and C, respectively (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 9, 2008, and incorporated herein by reference).	*

10.1	1992 Stock Incentive Plan, as amended (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).	*

10.2	Casual Male Retail Group, Inc. 2006 Incentive Compensation Plan (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2006, and incorporated herein by reference).	*

10.3	Form of Non-Qualified Option Agreement for the Chairman and Executive Officers (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2006, and incorporated herein by reference).	*

10.4	Form of Incentive Stock Option Agreement for the Chairman and Executive Officers (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2006, and incorporated herein by reference).	*

10.5	Form of Non-Qualified Option Agreement for Non-Employee Directors (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2006, and incorporated herein by reference).	*

10.6	Form of Option Repurchase Agreement dated January 29, 2009 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2009 and incorporated herein by reference).	*

10.7	Casual Male Retail Group, Inc. Non-Employee Director Compensation Plan dated November 20, 2008 (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 21, 2008, and incorporated herein by reference).	*

10.8	Fifth Amended and Restated Loan and Security Agreement dated December 28, 2006, by and among Bank of America, N.A., as Administrative Agent and Collateral Agent, the Lenders identified therein, the Company, as Borrowers’ Representative, and the Company and CMRG Apparel, LLC. (formerly Designs Apparel, Inc.), as Borrowers (included as Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on April 2, 2007, and incorporated herein by reference).	*

10.9	First Amendment to Fifth Amended and Restated Loan and Security Agreement dated July 11, 2007 by and among the Company and Bank of America, N.A. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 23, 2007, and incorporated herein by reference).	*

10.10	Second Amendment to Fifth Amended and Restated Loan and Security Agreement dated July 20, 2007 by and among the Company and Bank of America, N.A. (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 23, 2007, and incorporated herein by reference).	*

10.11	Third Amendment to Fifth Amended and Restated Loan and Security Agreement dated December 20, 2007 by and among the Company and Bank of America, N.A. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2007, and incorporated herein by reference).	*

10.12	Master Loan and Security Agreement dated July 20, 2007 between the Company and Banc of America Leasing & Capital, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2007, and incorporated herein by reference).	*

10.13	Equipment Security Note Number 17608-70001 to the Master Loan and Security Agreement dated July 20, 2007 between the Company and Banc of America Leasing & Capital, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2007, and incorporated herein by reference).	*

10.14	Equipment Security Note Number 17608-70002 to the Master Loan and Security Agreement dated January 16, 2008 between the Company and Banc of America Leasing & Capital, LLC (included as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed March 26, 2008 and incorporated herein by reference).	*

10.15	Form of Warrant issued to the Initial Purchasers under the Note Agreement (included as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference).	*

10.16	Consulting Agreement dated as of October 28, 1999 between the Company and Jewelcor Management, Inc. (included as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on April 28, 2000, and incorporated herein by reference).	*

10.17	Consulting Agreement, dated April 29, 2000 between the Company and Jewelcor Management, Inc. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 31, 2007, and incorporated herein by reference).	*

10.18	Extension to Consulting Agreement, dated as of April 28, 2001, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on September 18, 2001, and incorporated herein by reference).	*

10.19	Extension to Consulting Agreement, dated as of April 28, 2002, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed on June 18, 2002, and incorporated herein by reference).	*

10.20	Extension to Consulting Agreement, dated as of April 29, 2003, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on May 5, 2003, and incorporated herein by reference).	*

10.21	Amendment to Consulting Agreement, effective as of May 1, 2003, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference).	*

10.22	Amendment to Consulting Agreement, dated as of August 26, 2004, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2004, and incorporated herein by reference).	*

10.23	Amendment to Consulting Agreement, effective May 9, 2005, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2005, and incorporated herein by reference).	*

10.24	Letter Agreement dated May 26, 2006 between the Company and Jewelcor Management, Inc. (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 30, 2006, and incorporated herein by reference).	*

10.25	Amendment to Consulting Agreement dated as of May 30, 2007, effective April 29, 2007, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2007, and incorporated herein by reference).	*

10.26	Amendment to Consulting Agreement dated September 8, 2008 between the Company and Jewelcor Management, Inc. (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 21, 2008, and incorporated herein by reference).	*

10.27	Employment Agreement dated as of March 31, 2000 between the Company and David A. Levin (included as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on April 28, 2000, and incorporated herein by reference).	*

10.28	First Amendment to Employment Agreement dated April 10, 2001 between the Company and David A. Levin (included as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on June 19, 2001, and incorporated herein by reference).	*

10.29	Second Amendment to Employment Agreement dated as of January 10, 2003 between the Company and David A. Levin (included as Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on May 5, 2003, and incorporated herein by reference).	*

10.30	Third Amendment to Employment Agreement, dated as of July 9, 2003, between the Company and David A. Levin (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference).	*

10.31	Fourth Amendment to Employment Agreement dated as of June 29, 2004 between the Company and David A. Levin (included as Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on April 11, 2005, and incorporated herein by reference).	*

10.32	Letter Agreement dated May 26, 2006 between the Company and David A. Levin (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 30, 2006, and incorporated herein by reference).	*

10.33	Sixth Amendment to Employment Agreement, dated May 29, 2007, and effective as of May 1, 2007, between the Company and David A. Levin (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 31, 2007, and incorporated herein by reference).	*

10.34	Seventh Amendment to Employment Agreement, dated as of December 12, 2008, between the Company and David A. Levin.

10.35	Employment Agreement dated as of August 14, 2000 between the Company and Dennis R. Hernreich (included as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed on September 12, 2000, and incorporated herein by reference).	*

10.36	First Amendment to Employment Agreement dated April 25, 2001 between the Company and Dennis R. Hernreich (included as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed on June 19, 2001, and incorporated herein by reference).	*

10.37	Second Amendment to Employment Agreement dated as of January 10, 2003 between the Company and Dennis R. Hernreich (included as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on May 5, 2003, and incorporated herein by reference).	*

10.38	Third Amendment to Employment Agreement, dated as of July 9, 2003, between the Company and Dennis R. Hernreich (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference).	*

10.39	Fourth Amendment to Employment Agreement, dated as of June 29, 2004, between the Company and Dennis R. Hernreich (included as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on April 11, 2005, and incorporated herein by reference).	*

10.40	Letter Agreement dated May 26, 2006 between the Company and Dennis R. Hernreich (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 30, 2006, and incorporated herein by reference).	*

10.41	Sixth Amendment to Employment Agreement, dated May 29, 2007, and effective as of May 1, 2007, between the Company and Dennis R. Hernreich (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 31, 2007, and incorporated herein by reference).	*

10.42	Seventh Amendment to Employment Agreement, dated as of December 12, 2008, between the Company and Dennis R. Hernreich

10.43	Employment Agreement between the Company and Ric Della Bernarda dated as of December 12, 2008.

10.44	Employment Agreement between the Company and Walter E. Sprague dated as of December 12, 2008.

10.45	Employment Agreement between the Company and Jack R. McKinney dated as of December 12, 2008.

10.46	Employment Agreement between the Company and Sheri A. Knight dated as of December 12, 2008.

10.47	Retention, Separation and Severance Agreement between the Company and Sheri A. Knight dated January 12, 2009.

10.48	Employment Agreement between the Company and Henry J. Metscher dated as of December 12, 2008.

10.49	Employment Agreement between the Company and Robert S. Molloy dated as of December 12, 2008.

10.50	Employment Agreement between the Company and Mark Bean dated as of December 12, 2008.

10.51	Employment Agreement between the Company and Ronald Threadgill dated as of December 12, 2008.

10.52	Employment Agreement between the Company and Vickie Smith dated as of December 12, 2008.

10.53	Employment Agreement between the Company and Peter E. Schmitz dated as of December 12, 2008.

10.54	Employment Agreement between the Company and Francis Chane dated as of December 12, 2008.

10.55	Employment Agreement between the Company and Kenneth Ederle dated as of December 12, 2008.

10.56	Employment Agreement between the Company and Douglas Hearn dated as of December 12, 2008.

10.57	2008 Casual Male Retail Group, Inc. Long-Term Incentive Plan (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference).	*

10.58	Casual Male Retail Group, Inc. Amended and Restated Annual Incentive Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 4, 2008 and incorporated herein by reference).	*

10.59	Asset Purchase Agreement entered into as of May 2, 2002, by and among the Company and Casual Male Corp. and certain subsidiaries (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).	*

10.60	Amended and Restated Note Agreement, dated as of April 26, 2002, and amended and restated as of May 14, 2002, among the Company, certain subsidiaries of the Company and the purchasers identified therein (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).	*

10.61	Form of Warrant to Purchase Shares of Common Stock (aggregating 787,500 shares) (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).	*

10.62	Form of Warrant to Purchase Shares of Common Stock (aggregating 927,500 shares) (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).	*

10.63	Form of Warrant to Purchase Shares of Common Stock (aggregating 1,176,471 shares) (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).	*

10.64	Registration Rights Agreement entered into as of April 26, 2002, by and between the Company and the persons identified therein (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).	*

10.65	Purchase Agreement dated November 12, 2003 by and between the Company and Thomas Weisel Partners LLC (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).	*

10.66	Registration Rights Agreement dated November 18, 2003 by and between the Company and Thomas Weisel Partners LLC (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).	*

10.67	Form of Warrant to Purchase Shares of Common Stock (aggregating 500,000 shares) (included as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed on September 17, 2002, and incorporated herein by reference).	*

10.68	Asset Purchase Agreement by and among the Company and Rochester Big & Tall Clothing, Inc., dated as of August 18, 2004 (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2004, and incorporated herein by reference).	*

10.69	Contribution Agreement dated January 30, 2006 by and among the Company, Spirit SPE Canton, LLC and Spirit Finance Acquisitions, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference).	*

10.70	Membership Interest Purchase Agreement dated January 30, 2006 by and between the Company and Spirit Finance Acquisitions, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference).	*

10.71	Lease Agreement dated February 1, 2006 by and between the Company and Spirit SPE Canton, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference).	*

10.72	Buying Agency Agreement effective November 16, 2005 by and between Designs Apparel, Inc. and Li & Fung (included as Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed March 31, 2006, and incorporated herein by reference).	*

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.
March 20, 2009
	By:	/s/ David A. Levin
David A. Levin
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated, on March 20, 2009.

Signatures

/s/ David A. Levin	President and Chief Executive Officer
David A. Levin	(Principal Executive Officer)

/s/ Dennis R. Hernreich	Executive Vice President, Chief Operating Officer,
Dennis R. Hernreich	Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Sheri A. Knight	Senior Vice President of Finance and Corporate
Sheri A. Knight	Controller (Principal Accounting Officer)

/s/ Seymour Holtzman	Chairman of the Board of Directors
Seymour Holtzman

/s/ Alan S. Bernikow	Director
Alan S. Bernikow

/s/ Jesse H. Choper	Director
Jesse H. Choper

/s/ Ward K. Mooney	Director
Ward K. Mooney

/s/ George T. Porter, Jr.	Director
George T. Porter, Jr.

/s/ Mitchell S. Presser	Director
Mitchell S. Presser

/s/ Robert L. Sockolov	Director
Robert L. Sockolov