Form 10-Q
period 2009-05-02
CASUAL MALE RETAIL GROUP INC
filed 2009-05-22
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period
Ended May 2, 2009	Commission File Number 0-15898

CASUAL MALE RETAIL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

The number of shares of common stock outstanding as of May 18, 2009 was 42,107,670.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	May 2, 2009	January 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,002	$4,953
Accounts receivable	1,817	2,026
Inventories	105,630	98,633
Prepaid expenses and other current assets	9,613	9,097

Total current assets	123,062	114,709
Property and equipment, net of accumulated depreciation and amortization	49,219	52,208
Other assets:
Intangible assets	33,222	33,360
Other assets	923	954

Total assets	$206,426	$201,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,874	$4,874
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	27,462	23,956
Accrued expenses and other current liabilities	23,148	25,649
Notes payable	43,810	38,718

Total current liabilities	100,759	94,662
Long-term liabilities:
Deferred gain on sale-leaseback, net of current portion	23,081	23,447
Long-term debt, net of current portion	6,357	7,576
Other long-term liabilities	3,714	3,715

Total liabilities	133,911	129,400

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding at May 2, 2009 and January 31, 2009	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 52,327,609 issued at May 2, 2009 and January 31, 2009	523	523
Additional paid-in capital	275,231	275,180
Accumulated deficit	(109,756)	(110,092)
Treasury stock at cost, 10,877,439 shares at May 2, 2009 and January 31, 2009	(87,977)	(87,977)
Accumulated other comprehensive loss	(5,506)	(5,803)

Total stockholders’ equity	72,515	71,831

Total liabilities and stockholders’ equity	$206,426	$201,231

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	May 2, 2009	May 3, 2008
Sales	$97,561	$107,642
Cost of goods sold, including occupancy costs	56,003	59,303

Gross profit	41,558	48,339
Expenses:
Selling, general and administrative	37,151	43,320
Depreciation and amortization	3,797	4,168

Total expenses	40,948	47,488

Operating income	610	851
Other income, net	93	130
Interest expense, net	(330)	(821)

Income before income taxes	373	160
Provision for income taxes	37	64

Net income	$336	$96

Net income per share—basic and diluted	$0.01	$0.00
Weighted average number of common shares outstanding
— basic	41,450	41,391
— diluted	41,450	41,692

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 2, 2009	May 3, 2008
Cash flows from operating activities:
Net income	$336	$96
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	3,797	4,168
Amortization of deferred gain from sale-leaseback	(366)	(366)
Issuance of common stock to Board of Directors	—	61
Stock based compensation expense	51	464
Loss from disposal of property and equipment	—	98
Changes in operating assets and liabilities:
Accounts receivable	209	184
Inventories	(6,997)	(5,771)
Prepaid expenses	(516)	(2,178)
Other assets	31	(4)
Accounts payable	3,506	(5,036)
Income taxes payable	20	63
Accrued expenses and other current liabilities	(2,225)	115

Net cash used for operating activities	(2,154)	(8,106)

Cash flows from investing activities:
Additions to property and equipment	(670)	(2,735)
Net proceeds from sale of subsidiary, LP Innovations, Inc.	—	130

Net cash used for investing activities	(670)	(2,605)

Cash flows from financing activities:
Net borrowings under credit facility	5,092	13,018
Principal payments on long-term debt	(1,219)	(1,219)

Net cash provided by financing activities	3,873	11,799

Net change in cash and cash equivalents	1,049	1,088
Cash and cash equivalents:
Beginning of the period	4,953	5,293

End of the period	$6,002	$6,381

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended May 2, 2009

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in Capital	Treasury Stock		Accumulated Deficit	Comprehensive Income (Loss)	Total
	Shares	Amounts		Shares	Amounts
Balance at January 31, 2009	52,328	$523	$275,180	(10,877)	$(87,977)	$(110,092)	$(5,803)	$71,831

Stock based compensation expense			51					51
Accumulated other comprehensive income (loss):
Foreign currency							184	184
Pension plan							113	113
Net income						336		336

Total comprehensive income								633

Balance at May 2, 2009	52,328	$523	$275,231	(10,877)	$(87,977)	$(109,756)	$(5,506)	$72,515

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

In the opinion of management of Casual Male Retail Group, Inc., a Delaware corporation (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company’s audited consolidated financial statements for the fiscal year ended January 31, 2009 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 23, 2009.

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

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2009 is a 52-week period ending on January 30, 2010. Fiscal 2008 was a 52-week period ending on January 31, 2009.

Segment Information

The Company reports its operations as one reportable segment, Big & Tall Men’s Apparel, which consists of two operating segments—Casual Male and Rochester. The Company considers its operating segments to be similar in terms of economic characteristics, production processes and operations, and have therefore aggregated them into a single reporting segment. The operating results and assets of the Company’s direct businesses, Living XL, Shoes XL, and the Company’s international web stores, are immaterial.

Goodwill

Pursuant to SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, at January 31, 2009, in connection with the Company’s annual evaluation of goodwill, the Company determined that a full impairment had occurred with respect to the goodwill of both its reporting units, Casual Male and Rochester. and, accordingly, recognized an impairment charge of $63.1 million in the fourth quarter and fiscal year 2008.

Other Intangibles

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

For the first three months of fiscal 2009 and fiscal 2008, the Company recognized total compensation expense of $51,000 and $0.5 million, respectively. The total compensation cost related to non-vested awards not yet recognized as of May 2, 2009 is approximately $0.7 million which will be expensed over a weighted average remaining life of 22 months.

Valuation Assumptions for Stock Options

There were no stock options granted in the first three months of fiscal 2009. For the first three months of fiscal 2008, 570,000 of stock options were granted. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants for the three months ended May 3, 2008:

May 3, 2008
Expected volatility	45.0%
Risk-free interest rate	2.39%
Expected life	3.5 – 4.5 yrs.
Dividend rate	—

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

There were no exercises of options or warrants during the first three months of fiscal 2009.

2.	Debt

Credit Agreement with Bank of America Retail Group, Inc.

At May 2, 2009, the Company had outstanding borrowings of $43.8 million under its credit facility, as most recently amended December 20, 2007, with Bank of America, N.A. (the “Credit Facility”). The maturity date of the Credit Facility is October 29, 2011. Outstanding standby letters of credit were $2.1 million and outstanding documentary letters of credit were $2.2 million. Average monthly borrowings outstanding under this facility during the first three months of fiscal 2009 were approximately $43.1 million, resulting in an average unused excess availability of approximately $27.4 million. Unused excess availability at May 2, 2009 was $30.8 million. The Company’s obligations under the Credit Facility are secured by a lien on all of its assets. The Company is not subject to any financial covenants pursuant to this Credit Facility.

The fair value of amounts outstanding under the Credit Facility approximates the carrying value at May 2, 2009. At the Company’s option, any portion of the outstanding borrowings can be converted to LIBOR-based contracts; the remainder bears interest based on prime. At May 2, 2009, the prime-based interest rate was 3.25%. The Company had approximately $42.6 million of its outstanding borrowings in LIBOR-based contracts with interest rates ranging from 1.62% to 3.21%. The LIBOR-based contracts expire between May 3, 2009 and May 25, 2009.

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

Both secured notes accrue interest at a per annum rate of 1.75% plus the rate of interest equal to the 30-day published LIBOR rate. Principal and interest, in arrears, are payable monthly, commencing one month after issuance of such note. At May 2, 2009, the outstanding balance of the secured notes was $11.2 million.

Both notes are secured by a security interest in all of the Company’s rights, title and interest in and to certain equipment. The Company is not subject to any financial covenants pursuant to the Master Agreement.

3.	Equity

Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended
	May 2, 2009	May 3, 2008
(in thousands)
Common Stock Outstanding
Basic weighted average common shares outstanding	41,450	41,391
Common Stock Equivalents	—	301

Diluted weighted average common shares outstanding	41,450	41,692

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period because the exercise price of such options and warrants was greater than the average market price per share of common stock for the respective periods.

	For the three months ended
	May 2, 2009	May 3, 2008
(in thousands, except exercise prices)
Options	3,838	4,533
Warrants	1,058	1,058

Range of exercise prices of such options and warrants	$1.16 – $10.26	$4.35 – $12.35

The above options, which were outstanding at May 2, 2009, expire from October 8, 2009 to August 12, 2018.

4.	Income Taxes

At May 2, 2009, the Company had total deferred tax assets of approximately $59.5 million, with a corresponding valuation allowance of $59.5 million. These tax assets principally relate to federal net operating loss carryforwards that expire through 2028 and to a lesser extent book/tax timing differences.

The Company complies with FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to FIN 48, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At May 2, 2009, the Company had no material unrecognized tax benefits based on the provisions of FIN 48.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 1997, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the first three months of fiscal 2009.

5.	Accounting Pronouncements

On April 9, 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Values of Financial Instruments, which amends SFAS 107, Disclosures about Fair Values of Financial Instruments, and requires that companies also disclose the fair value of financial instruments during interim reporting similar to those that are currently provided annually. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 and the Company does not expect that it will have any impact on the Company’s statement of financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from such forward-looking statements. We encourage readers to refer to Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2009, filed with the Securities and Exchange Commission on March 23, 2009, and Part II, Item 1A of this Quarterly Report which identify certain risks and uncertainties that may have an impact on our future earnings and the direction of our Company.

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

BUSINESS SUMMARY

Casual Male Retail Group, Inc. together with our subsidiaries is the largest specialty retailer of big & tall men’s apparel with retail operations throughout the United States, Canada and London, England. We operate 466 Casual Male XL retail and outlet stores, 27 Rochester Big & Tall stores and a direct to consumer business, which includes several catalogs and e-commerce sites.

Unless the context indicates otherwise, all references to “we,” “ours,” “our,” “us” and “the Company” refer to Casual Male Retail Group, Inc. and its consolidated subsidiaries. We refer to our fiscal years which end on January 30, 2010 and January 31, 2009 as “fiscal 2009” and “fiscal 2008,” respectively.

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

RESULTS OF OPERATIONS

Financial Summary

We reported net income for the first quarter of fiscal 2009 of $336,000, or $0.01 per diluted share, as compared to net income of $96,000, or $0.00 per diluted share, for the first quarter of fiscal 2008.

As we had anticipated, our sales trend for the first quarter of fiscal 2009 continued to be negatively impacted by the weakened economy. However, despite the expected sales decrease of 9.4% and as a result of carefully managing inventory levels, maintaining healthy gross margins and successfully reducing our selling, general & administrative (“SG&A”) cost structure, our profitability exceeded last year’s levels, by $240,000, or $0.01 per diluted share.

In addition, we continued to improve our balance sheet liquidity, with improvement in free cash flow for the first quarter of $8.0 million to $(2.8) million from $(10.8) million for the first quarter of fiscal 2008. Our inventory decreased by $17.9 million, or 14.5%, at May 2, 2009 as compared to May 3, 2008. In addition, our total debt decreased by $15.1 million or 22% over the prior 12 months, while our availability under our Credit Facility is at $30.8 million at May 2, 2009.

Our initial forecast for fiscal 2009 included planned SG&A reductions of $15.0 million. However, in response to the continued economic uncertainty and in order to align our operating infrastructure to the expected decline in top-line sales, in the first quarter of fiscal 2009, we further reduced our annual SG&A costs by an additional $15.0 million by reprioritizing business activities and functions. These cost savings, in combination with the originally planned reductions, will result in a 17% decrease from SG&A levels from fiscal 2008, or $30 million on an annualized basis, of which $26 million is expected to be realized in fiscal 2009. The cost reductions implemented during the first quarter relate primarily to re-focusing our marketing spend on our most productive customer base, reductions in our corporate headcount, store and distribution productivity improvements, and renegotiations of numerous service and supply contracts. In total, these reductions will bring our 2009 SG&A back to 2005 levels.

Although our primary focus has shifted to maintaining and strengthening our financial condition, we remain committed to our overall objective to catering to our target market and increasing our market share by:

•

continuing to transform our cultural focus towards creating an enhanced customer experience by providing our store sales associates and management with better sales training, development tools and monitoring capabilities;

•	improving upon our methodology of planning and allocating appropriate assortments to each store, considering the demographics and lifestyle tendencies of our customers in each store location;

•

testing a hybrid store format, a combination Casual Male XL/Rochester Clothing store, to better capitalize upon the higher-end customer and to improve store productivity and overall profitability for the long term;

•	building our primary brands, Casual Male XL and Rochester Clothing, on web sites in the European Union which were launched in the third quarter of fiscal 2008; and

•	focusing on growing our market share within the smaller size component of the big & tall target market.

Fiscal 2009 Outlook

Given the continued uncertainty in the economy, we continue to expect sales for fiscal 2009 to be approximately 10% less than fiscal 2008. We expect our merchandise margins to improve 275 to 325 basis points, an increase of 50 basis points from our guidance provided in March 2009. However, as a result of the sales shortfall, our merchandise margin improvement will be partially offset by unfavorable leveraging of fixed occupancy costs by approximately 150 basis points. With our total expected cost savings in SG&A of approximately $26.0 million, we anticipate that SG&A for the year will approximate $151.0 million, or a decrease of 15% over the prior year, representing an $11 million improvement from our previous guidance. Free cash flow for fiscal 2009 is expected to approximate $25 million and overall debt levels are anticipated to decline to between $20-$25 million, an improvement of approximately $10 million in each case from our last guidance.

Presentation of Non-GAAP Measure

The presentation of non-GAAP free cash flow is not a measure determined by generally accepted accounting principles (“GAAP”) and should not be considered superior to or as a substitute for net income or cash flows from operating activities or any other measure of performance derived in accordance with GAAP. In addition, all companies do not calculate non-GAAP financial measures in the same manner and, accordingly, “free cash flows” presented in this report may not be comparable to similar measures used by other companies. We calculate free cash flows as cash flow used for operating activities less capital expenditures. We believe that inclusion of this non-GAAP measure helps investors gain a better understanding of our performance, especially when comparing such results to previous periods. The following table reconciles our non-GAAP free cash flow measure:

	For the three months ended:		Projected Cash Flow Fiscal 2009
	May 2, 2009	May 3, 2008
(in millions)
Cash flow from operating activities	$(2.1)	$(8.1)	$30.0
Less: Capital expenditures	(0.7)	(2.7)	(5.0)

Free Cash Flow	$(2.8)	$(10.8)	$25.0

Sales

For the first quarter of fiscal 2009, total sales decreased by 9.4% to $97.6 million when compared to total sales of $107.6 million for the first quarter of fiscal 2008. Comparable sales for the first quarter decreased 10.7% when compared to the same period of the prior year. This decrease consisted of a 6.7% decrease in sales from our Casual Male business and a 26.9% decrease in our Rochester business. Similar to other high-end retailers, our Rochester division has been significantly impacted by the recession.

Our non-core businesses, which include LivingXL, ShoesXL and B&T Factory Direct, generated sales of $3.1 million for the first quarter of fiscal 2009 as compared to sales of $3.6 million for the first quarter of fiscal 2008.

Gross Profit Margin

For the first quarter of fiscal 2009, our gross margin rate, inclusive of occupancy costs, was 42.6% as compared to a gross margin rate of 44.9% for the first quarter of fiscal 2008. The decrease in gross margin rate was the result of a 50 basis point decrease in merchandise margins and a 180 basis point increase in occupancy costs as a percentage of sales. The 180 basis point increase is the result of a relatively fixed occupancy cost over a decreased sales base; actual occupancy costs in dollars increased 1.8% over the prior year quarter. The decrease in merchandise margin during the first quarter includes the impact of some residual fourth quarter 2008 clearance merchandise. Gross margins in the first quarter improved by over 380 basis points from the fourth quarter of 2008.

As stated above, we anticipate our merchandise margins for fiscal 2009 to increase by 275 to 325 basis points over fiscal 2008 partially offset by unfavorable deleveraging of fixed occupancy costs by approximately 150 basis points.

Selling, General and Administrative Expenses

SG&A expenses for the first quarter of fiscal 2009 were 38.1% of sales as compared to 40.3% for the first quarter of fiscal 2008. On a dollar basis, SG&A expenses decreased $6.2 million, or 14.2%, for the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008. Approximately half of the savings in the first quarter were as a result of our revised marketing objectives, which have been refined to focus on our most productive customer base. The remainder of the savings resulted from our cost reduction efforts throughout our organization, including corporate overhead, distribution and field productivity improvements and staff reductions.

With the weakness in sales continuing this quarter, strong expense control has been a significant priority for us and will be for the remainder of the fiscal year. We continue to be committed to managing our SG&A costs, while continuing to invest in our marketing campaigns and growing our direct businesses. As mentioned above, we expect to reduce our annual SG&A expenses for fiscal 2009 by 15% to $151.0 million, or $26.0 million less than fiscal 2008.

Interest Expense, Net

Net interest expense was $0.3 million for the first quarter of fiscal 2009 as compared to $0.8 million for the first quarter of fiscal 2008. The reduction in interest costs for the first three months of fiscal 2009 as compared to the prior year was due to an overall reduction of 21.5% in total debt as well as favorable interest rates on our credit facility. The average interest rate on our credit facility at the end of the first quarter of fiscal 2009 was approximately 2.5% compared to approximately 4.6% at the end of the first quarter of fiscal 2008.

Income Taxes

At May 2, 2009, our total deferred tax assets were approximately $59.5 million, with a corresponding valuation allowance of $59.5 million. These tax assets principally relate to federal net operating loss carryforwards that expire through 2028.

The effect of the weakening economy on our retail business, especially in fiscal 2008, has had a significant impact upon our revenue and profitability. Further, the conditions of the economy also negatively impacted our market value as a result of the deterioration of the capital markets and resulted in substantial impairments in fiscal 2008. Accordingly, due to our cumulative operating losses as well as our uncertainty regarding the economy and our ability to generate future taxable income to realize all of our deferred tax assets, in the fourth quarter of fiscal 2008, we established a valuation allowance against our deferred tax assets.

Net Income

For the first quarter of fiscal 2009, we had net income of $0.3 million, or $0.01 per diluted share, as compared to net income of $96,000, or $0.00 per diluted share, for the first quarter of fiscal 2008.

Inventory

At May 2, 2009, total inventory was $105.6 million compared to $98.6 million at January 31, 2009 and $123.6 million at May 3, 2008.

Inventory at the end of the first quarter of fiscal 2009 decreased $17.9 million, or 14.5%, as compared to May 3, 2008. Similar to the end of fiscal 2008, we are continuing to make a concerted effort to manage our inventory levels during this economic recession.

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

The current retail environment has been impacted by the recent volatility in the financial markets and the uncertainty in the economy, all of which could result in unanticipated adverse effects on our business. However, we currently believe that our existing cash generated by operations together with our availability under our credit facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements. In determining future liquidity and cash flow for fiscal 2009, we factored in potential decreases in comparable sales for fiscal 2009 of 10%. We anticipate that we will be able to generate free cash flow of approximately $25 million in fiscal 2009 despite a lower sales base. See “Presentation of Non-GAAP Measures” above regarding non-GAAP free cash flow.

For the first three months of fiscal 2008, cash used for operating activities was $(2.1) million as compared to cash used for operating activities of $(8.1) million for the corresponding period of the prior year. The improvement in cash flows from operations was primarily due to the continued reduction in inventory, which we are closely managing in response to current sales trends as well as cost reductions in SG&A.

In addition to cash flow from operations, our other primary source of working capital is our Credit Facility which has a total commitment of $110.0 million, although the amounts that can be borrowed is limited to the borrowing base as defined by the Credit Facility, which is comprised primarily of the liquidation value of our inventory. The maturity date of the Credit Facility is October 29, 2011. Borrowings under the Credit Facility bear interest at variable rates based on

Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”) and vary depending on our levels of excess availability. Our Credit Facility is described in more detail in Note 2 to the Notes to the Consolidated Financial Statements.

We had outstanding borrowings under the Credit Facility at May 2, 2009 of $43.8 million. Outstanding standby letters of credit were $2.1 million and outstanding documentary letters of credit were $2.2 million. Average monthly borrowings outstanding under this facility during the first three months of fiscal 2009 were approximately $43.1 million, resulting in an average unused excess availability of approximately $27.4 million. Unused excess availability at May 2, 2009 was $30.8 million. Our obligations under the Credit Facility are secured by a lien on all of our assets.

At May 2, 2009, we have reduced our total debt, including our long-term debt, by $15.1 million, or 21.5%, to $55.0 million from $70.1 million at May 3, 2008.

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

Both secured notes accrue interest at a per annum rate of 1.75% plus the rate of interest equal to the 30-day published LIBOR rate. Principal and interest, in arrears, are payable monthly on each note, commencing one month after issuance of such note. We are subject to a prepayment penalty on both secured notes equal to 1% of the prepaid principal until the first anniversary of the respective secured note, 0.5% of the prepaid principal from the first day after the first anniversary through the end of the second anniversary and no prepayment penalty thereafter. At May 2, 2009, the outstanding balance of the secured notes was $11.2 million.

Both notes are secured by a security interest in all of our rights, title and interest in and to certain equipment.

Capital Expenditures

The following table sets forth the stores opened and related square footage at May 2, 2009 and May 3, 2008, respectively:

	At May 2, 2009		At May 3, 2008
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
Casual Male XL	466	1,638	466	1,616
Rochester Big & Tall	27	220	26	216

Total Stores	493	1,858	492	1,832

Total cash outlays for capital expenditures for the first three months of fiscal 2009 were $0.7 million as compared to $2.7 million for the first three months of fiscal 2008.

Our capital expenditures for fiscal 2009 are expected to approximate $5.0 million, which we believe to be an adequate level of expenditures to maintain our infrastructure, the condition of our stores, conduct certain number of necessary real estate relocations and advance its technology projects for further productivity enhancements. Our capital projects will be limited to those that we believe will provide a substantial financial benefit, such as our inventory integration project. With the exception of $0.5 million for the conversion and development of five hybrid Rochester/Casual Male XL stores, we do not plan on opening any new store locations during fiscal 2009.

Below is a summary of store openings and closings since January 31, 2009:

	Casual Male	Rochester Big & Tall	Total stores
At January 31, 2009	467	27	494
New outlet stores	—	—	—
New retail stores	—	—	—
Closed stores	1	—	1

At May 2, 2009	466	27	493

Relocations	2	—	2

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended January 31, 2009 filed with the SEC on March 23, 2009.

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires October 29, 2011, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At May 2, 2009, the interest rate on our prime based borrowings was 3.25%. Approximately $42.6 million of our outstanding borrowings were in LIBOR contracts with interest rates ranging from 1.62% to 3.21%. Based upon a sensitivity analysis as of May 2, 2009, assuming average outstanding borrowing during the first quarter of fiscal 2009 of $43.1 million, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $216,000 on an annualized basis.

Foreign Currency

Our Sears Canada catalog operations conduct business in Canadian dollars and our Rochester Clothing store located in London, England conducts business in British pounds. Our international e-commerce sites conduct business in Euros and British pounds. If the value of the Canadian dollar, British pound or Euro against the U.S. dollar weakens, the revenues and earnings of these operations will be reduced when they are translated or remeasured to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of May 2, 2009, sales from our Sears Canada operations, our London Rochester Clothing store and our international e-commerce sites were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse affect on our financial position or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 2, 2009. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 2, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended May 2, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe that the resolution of these matters will not have an adverse impact on our operations or financial position.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended January 31, 2009 filed with the SEC on March 23, 2009.

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

CASUAL MALE RETAIL GROUP, INC.

Date: May 22, 2009	By: /S/ SHERI A. KNIGHT
Sheri A. Knight
Senior Vice President of Finance and Corporate Controller