Form 10-K/A
period 2009-01-31
CASUAL MALE RETAIL GROUP INC
filed 2009-05-29
CIK 813298

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

The registrant had 42,107,670 shares of Common Stock, $0.01 par value, outstanding as of May 15, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10–K for the fiscal year ended January 31, 2009 pursuant to General Instruction G(3) to Form 10–K for the sole purpose of filing the information required to be disclosed pursuant to Part III of Form 10–K. This Form 10–K/A does not reflect events occurring after the filing of the original Form 10–K. Except for the amendments described above, this Form 10–K/A does not modify or update the disclosure in our Annual Report on Form 10–K for the fiscal year ended January 31, 2009 originally filed with the Securities and Exchange Commission on March 23, 2009.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Set forth below is certain information regarding our directors, including information furnished by them as to their principal occupations and business experience for the past five years, certain directorships held by each director, their respective ages as of May 1, 2009 and the year in which each became a director of our Company:

NAME	AGE	POSITION	DIRECTOR SINCE
Seymour Holtzman	73	Chairman of the Board and Director	2000
David A. Levin	57	President, Chief Executive Officer and Director	2000
Alan S. Bernikow	68	Director (1),(2)	2003
Jesse Choper	73	Director (1),(2),(3)	1999
Ward K. Mooney	60	Director (3)	2006
George T. Porter, Jr.	62	Director (1),(3)	1999
Mitchell S. Presser	44	Director (2)	2007
Robert L. Sockolov	78	Director	2004

(1)	Current member of the Audit Committee.
(2)	Current member of the Nominating and Corporate Governance Committee.
(3)	Current member of the Compensation Committee.

Seymour Holtzman, has been a director since April 7, 2000 and Chairman of the Board since April 11, 2000. On May 25, 2001, the Board of Directors hired Mr. Holtzman as an officer and employee. Mr. Holtzman has been involved in the retail business for over 30 years. For many years, he has been the President and Chief Executive Officer of Jewelcor, Incorporated, a former New York Stock Exchange listed company that operated a chain of retail stores. From 1986 to 1988, Mr. Holtzman was Chairman of the Board and Chief Executive Officer of Gruen Marketing Corporation, an American Stock Exchange listed company involved in the nationwide distribution of watches. For at least the last five years, Mr. Holtzman has served as Chairman and Chief Executive Officer of each of Jewelcor Management, Inc., a company primarily involved in investment and management services; and C.D. Peacock, Inc., a Chicago, Illinois retail jewelry establishment. Mr. Holtzman is currently the Chief Executive Officer and Co-Chairman of the Board of George Foreman Enterprises, Inc. (“GFME.PK”).

David A. Levin has been our President and Chief Executive Officer since April 10, 2000 and a director since April 11, 2000. From 1999 to 2000, he served as the Executive Vice President of eOutlet.com. Mr. Levin was President of Camp Coleman, a division of The Coleman Company, from 1998 to 1999. Prior to that, Mr. Levin was President of Parade of Shoes, a division of J. Baker, Inc., from 1995 to 1997. Mr. Levin was also President of Prestige Fragrance & Cosmetics, a division of Revlon, Inc., from 1991 to 1995. Mr. Levin has worked in the retail industry for over 30 years.

Alan S. Bernikow has been a director since June 29, 2003. Mr. Bernikow has served as Senior Advisor of Barington Capital Group, L.P. since November 2006. From 1998 until his retirement in May 2003, Mr. Bernikow was the Deputy Chief Executive Officer at Deloitte & Touche LLP where he was responsible for assisting the firm on special projects such as firm mergers and acquisitions, litigation matters and partner affairs. Mr. Bernikow joined Touche Ross, the predecessor firm of Deloitte & Touche LLP, in 1977, prior to which Mr. Bernikow was the National Administrative Partner in Charge for the accounting firm of J.K. Lasser & Company. Mr. Bernikow is a member of the Board of Directors and Chairman of the Audit Committee of Revlon, Inc.; a member of the Board of Directors of Revlon Consumer Products Corporations; and a member of the Board of Directors and Chairman of the Audit Committee of Mack-Cali. Mr. Bernikow is also a director and serves as Chairman of the audit committees of certain funds (the “UBS Funds”) for which UBS Global Asset Management (US) Inc., a wholly-owned subsidiary of UBS AG, or one of its affiliates (“UBS”), serves as investment advisor, sub-advisor or manager.

Jesse Choper has been a director since October 8, 1999. Mr. Choper is the Earl Warren Professor of Public Law at the University of California at Berkeley School of Law, where he has taught since 1965. From 1960 to 1961, Professor Choper was a law clerk for Supreme Court Chief Justice Earl Warren. Mr. Choper is a member of the Board of Directors of George Foreman Enterprises, Inc. (“GFME.PK”) and is also a member of the California Horseracing Board.

Ward K. Mooney has been a director since July 31, 2006. Since 2005, Mr. Mooney has been the Executive Managing Director of Crystal Capital Fund. Prior to that, Mr. Mooney was the President of Bank of America Retail Finance Group and Chief Operating Officer of Back Bay Capital, both of which were formerly Bank of Boston businesses which Mr. Mooney founded. Mr. Mooney currently serves on the executive committee of the Turnaround Management Association and serves on the board of trustees for the American Repertory Theatre.

George T. Porter, Jr. has been a director since October 28, 1999. Mr. Porter was President of Levi’s USA for Levi Strauss & Co. from 1994 to 1997. Beginning in 1974, Mr. Porter held various positions at Levi Strauss & Co., including President of Levi’s Men’s Jeans Division. Mr. Porter was also Corporate Vice President and General Manager of Nike USA from 1997 to 1998.

Mitchell S. Presser has been a director since May 1, 2007. Since November 2006, Mr. Presser has been the founding partner of Paine & Partners, LLC (including its predecessor), a private equity firm. Prior to that, Mr. Presser was a law partner with Wachtell, Lipton, Rosen & Katz, specializing in mergers & acquisitions.

Robert L. Sockolov has been a director since October 27, 2004. In connection with our acquisition of Rochester Big & Tall Clothing (“Rochester”), Mr. Sockolov was appointed as a director and also appointed Chief Executive Officer of the Rochester division, a position he held until November 15, 2006. Prior to joining us, Mr. Sockolov had been with Rochester since 1951 and, since 1967, was Rochester’s President and Chief Executive Officer.

All directors hold office until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified or until their earlier death, resignation or removal.

Non-Director Executive Officers

Dennis R. Hernreich, 52, has been our Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary since September 2002. Prior to that, Mr. Hernreich served as our Senior Vice President, Chief Financial Officer and Treasurer upon joining us on September 5, 2000. Prior to joining our Company, from 1996 through 1999, Mr. Hernreich held the position of Senior Vice President and Chief Financial Officer of Loehmann’s Inc., a national retailer of women’s apparel. From 1999 to August 2000, Mr. Hernreich was Senior Vice President and Chief Financial Officer of Pennsylvania Fashions, Inc., a 275-store retail outlet chain operating under the name Rue 21.

Mark Bean, 44, has been our Senior Vice President of Store Sales and Operations since December 2005. Mr. Bean began his career with Casual Male Corp. (then known as J. Baker, Inc.) in 1995 and joined our Company in May 2002 as part of our acquisition of Casual Male Corp. as a Zone Vice President.

Francis Chane, 46, joined us in June 2008 as our Vice President of Distribution & Logistics. Prior to joining our Company, Mr. Chane was Vice President Operations & Facilities for RedcatsUSA from 1999 to April 2008.

Richard Della Bernarda, 47, has been our Senior Vice President and Chief Marketing Officer since June 2007. Mr. Della Bernarda began his career with Casual Male Corp. (then known as J. Baker, Inc.) in 1992 and joined our Company in May 2002 as part of our acquisition of Casual Male Corp. as our Senior Vice President of Marketing.

Kenneth Ederle, 44, has been our Vice President, General Merchandise Manager of Rochester Clothing since August 2008. Mr. Ederle joined our Company in October 2006 and was our Merchandise Manager of Sportswear for Rochester Clothing from January 2008 until August 2008 and prior to that was one of our Merchandise Managers for Casual Male. Prior to joining the Company, Mr. Ederle was a Senior Buyer and Senior Planner for Limited Brands.

Douglas Hearn, 54, joined us in June 2008 as our Vice President, General Merchandise Manager of Casual Male XL. Prior to joining our Company, Mr. Hearn was VP/Sportswear for Jos A. Bank Clothiers from June 2002 to June 2008.

Sheri A. Knight, 46, has been our Senior Vice President of Finance, Corporate Controller and Chief Accounting Officer since June 2006. Prior to that, Ms. Knight was the Vice President and Controller for Filene’s Department Stores, a division of May Department Stores Company, Inc., from 2004 to 2006. From 1998 to 2004, Ms. Knight was the Divisional Vice President and Assistant Controller for Filene’s Department Stores. In January 2009, Ms. Knight notified the Company that she was resigning from her position but agreed to continue in her role as Senior Vice President of Finance, Corporate Controller and Chief Accounting Officer through an agreed upon transition date.

Jack R. McKinney, 53, has been our Senior Vice President and Chief Information Officer since June 2002. Mr. McKinney began his career with Casual Male Corp. (then known as J. Baker, Inc.) in 1997 and joined our Company in May 2002 as part of our acquisition of Casual Male Corp.

Henry J. Metscher, 52, has been our Senior Vice President, General Merchandise Manager, Direct Businesses and President of Footwear since May 2008. Mr. Metscher joined us in November 2006 as President of Footwear. Prior to joining our Company, Mr. Metscher was an independent consultant and analyst with the Gerson Lehrman Group from 2003 to 2006. Mr. Metscher was the Executive Vice President - Chief Merchandising Officer at Talbot’s from 1998 to 2003. Prior to 1998, Mr. Metscher served as President and CEO of Custom Foot and had also served as President of the Retail Group at Liz Claiborne.

Robert S. Molloy, 49, joined us in February 2008 as our Vice President and General Counsel. Prior to that, Mr. Molloy served as Vice President, Assistant General Counsel at Staples, Inc. from May 1999 to February 2008. Prior to May 1999, Mr. Molloy served as a trial attorney.

Peter E. Schmitz, 50, joined the Company in August 2007 as our Senior Vice President, Real Estate and Store Development. Prior to that, Mr. Schmitz was the Vice President of Real Estate for Brooks/Eckerd Pharmacy Chain since 1995.

Vickie S. Smith, 52, joined the Company in February 2008 as our Senior Vice President, Planning and Allocation. Prior to that, Ms. Smith worked at Urban Brands as Senior Vice President, Planning, Allocation and Marketing from May 2006 to November 2007. From May 2001 to December 2005, Ms. Smith was the Vice President, Corporate Planning and Allocation at JCPenney.

Walter E. Sprague, 60, has been our Senior Vice President of Human Resources since May 2006. From August 2003 through April 2006, Mr. Sprague was our Vice President of Human Resources. Prior to joining our Company, Mr. Sprague was the Managing Director Northeast, for Marc-Allen Associates, a nationwide executive recruiting firm. From 1996 to 2002 Mr. Sprague was the Assistant Vice President – Senior Director of Human Resources for Foot Locker Inc. and prior to that the Assistant Vice President – Senior Director of Human Resources of Human Resources for Woolworth Corporation, the predecessor company to Foot Locker Inc.

Ronald G. Threadgill, 51, joined our Company in February 2008 as our Vice President of Global Sourcing. Prior to joining us, from October 2006 to January 2008, Mr. Threadgill was the Executive Vice President with Global Designs, an apparel sourcing consulting company. From October 2004 to September 2006, Mr. Threadgill was the Senior Vice President – Global Sourcing/Supply Chain at Perry Ellis International. From October 2002 to September 2004, Mr. Threadgill was the Director of Global Sourcing at Levi Strauss & Co.

There are no family relationships between any of our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. The Reporting Persons are required to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during fiscal 2008, we believe that the current Reporting Persons complied with all applicable Section 16(a) reporting requirements and that all required reports were filed in a timely manner, with the exception of the following filings:

Messrs. Levin and Hernreich each filed a late Form 4 on May 15, 2008 with respect to a grant of stock options each received in May 2008. Mr. Metscher filed a late Form 3 in May 2008. Ms. Smith and Messrs. Schmitz and Threadgill each filed a late Form 3 in June 2008. Messrs. Ederle and Hearn each filed a late Form 3 in December 2008.

Code of Ethics

We have adopted a Code of Ethics which applies to our directors, Chief Executive Officer and Chief Financial Officer, as well as our other senior officers. The full text of the Code of Ethics can be found under “Corporate Governance” on the Investor Relations page of the our corporate web site, which is at www.casualmaleXL.com.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee is currently comprised of Messrs. Choper, Bernikow and Porter. Each of the members of the Audit Committee is independent, as independence for audit committee members is defined under the rules of the Nasdaq Global Select Market (“Nasdaq”). In addition, the Board of Directors has determined that Mr. Bernikow is an “audit committee financial expert” under the rules of the Securities Exchange Commission (“SEC”).

The Audit Committee operates under a written charter, which can be found under “Corporate Governance” on the Investor Relations page of our website at www.casualmaleXL.com.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses the compensation paid to our key executives which includes our Chief Executive Officer and our Chief Financial Officer (“Key Executives”) as well as our other executive officers (the “Senior Executives”). For the purposes of this Form 10-K/A, the Key Executives and our next three most highly-compensated Senior Executives and one former Senior Executive who would have been included in our next three most highly-compensated Senior Executives had he still been employed with us at the end of fiscal 2008 are collectively referred to herein as our “Named Executive Officers.”

Our Key Executives are David A. Levin, President and Chief Executive Officer, and Dennis R. Hernreich, Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary.

Our Senior Executives are: Mark Bean, Senior Vice President of Store Sales and Operations; Francis Chane, Vice President of Distribution & Logistics; Richard Della Bernarda, Senior Vice President and Chief Marketing Officer; Kenneth M. Ederle, Vice President, General Merchandising Manager of Rochester Clothing; Douglas Hearn, Vice President, General Merchandising Manager Casual Male XL; Sheri A. Knight, Senior Vice President of Finance, Corporate Controller and Chief Accounting Officer; Jack R. McKinney, Senior Vice President and Chief Information Officer; Henry J. Metscher, Senior Vice President, General Merchandise Manager, Direct Businesses and President of Footwear; Robert S. Molloy, Vice President and General Counsel; Peter E. Schmitz, Senior Vice President, Real Estate and Store Development; Vickie S. Smith, Senior Vice President, Planning and Allocation; Walter E. Sprague, Senior Vice President of Human Resources; and Ronald G. Threadgill, Vice President of Global Sourcing. While employed with us and prior to his departure on August 12, 2008, Wayne P. Diller, Executive Vice President and Chief Merchandising Officer, was also a Senior Executive.

The Named Executive Officers for fiscal 2008 are: Mr. Levin, Mr. Hernreich, Ms. Knight, Mr. Metscher, Mr. Molloy and Mr. Diller.

Summary

Fiscal 2008 was a challenging year for the retail industry, which has been significantly weakened by the volatile economic environment. We have seen a lack of consumer confidence which has resulted in a decrease in discretionary spending. In addition, like so many public companies, we incurred substantial decreases in our market capitalization during fiscal 2008. Despite these conditions, which directly impacted our revenues for fiscal 2008, we did not allow our financial position to erode. Our management team reacted quickly to the decline in the retail market and has been keenly focused on the strength of our balance sheet, our liquidity and free cash flow over the past 12 months.

Despite the recent downturn in sales, management believes that our brands remain strong and that by continuing to successfully manage our expenses, we can continue to produce free cash flow and sustain sufficient liquidity to withstand the suppressed retail market.

The compensation earned by the Key Executives and Senior Executives addressed in the “Summary Compensation Table” below recognizes the achievement, through the issuance of cash and equity awards, of certain short-term objectives in fiscal 2006 and 2007 as well as the slowdown in fiscal 2008. However, compensation levels for fiscal 2008 reflect the accounting cost of the equity awards granted to Key Executives and Senior Executives for performance in fiscal 2006 and 2007.

In addition, in January 2009, with the majority of our outstanding stock options significantly underwater and with a minimum amount of remaining shares available for future grant under our 2006 Incentive Compensation Plan (“2006 Plan”), certain of our Directors and our Key Executives sold a portion of their outstanding underwater options back to the Company for fair value, as determined using Black-Scholes. In aggregate, the Company repurchased options for 2,291,512 shares for an aggregate purchase price of $7,192 (seven thousand one hundred and ninety-two dollars). Of the 2,291,512 shares underlying the repurchased options, options covering 1,246,004 shares were issued under our 2006 Plan and became available again for future issuance, enabling us to have the ability to compensate our management team as part of our long-term initiatives. As of May 15, 2009, there are now 1,068,887 shares available for future grant under the 2006 Plan. However, in connection with the repurchase and cancellation of these options for just over $7,000, the total compensation for our Key Executives and Directors includes stock compensation expense totaling $1.5 million which the Company incurred, due to the required acceleration of vesting before the options were repurchased and cancelled.

As discussed in detail below under “Discretionary Cash and Equity Awards”, on May 11, 2009 and May 13, 2009, the Compensation Committee, with the approval of the Board of Directors, granted an aggregate of 657,500 shares of unvested restricted stock to participants of the Annual Incentive Plan for fiscal 2008, excluding our Key Executive. Accordingly, each of our Senior Executives received an award of 20,000 shares and other members of management received an aggregate of 417,500 shares of unvested restricted stock which will vest ratably over three years from the date of grant. Also in May 2009, the Compensation Committee, with the approval of our Board of Directors, granted to Messrs. Levin and Hernreich a discretionary cash bonus of $300,000 and $240,000, respectively.

Responsibility of the Compensation Committee

The responsibility of our Compensation Committee is to establish, implement and continually monitor adherence to our compensation philosophy, ensuring that the total compensation is fair, reasonable and competitive. See “Compensation Committee Process” below.

Executive Compensation Philosophy and Objectives

The primary objective of our executive compensation program is to attract, retain and motivate the best possible executive talent. The Compensation Committee believes that the most effective executive compensation program is one designed to:

•	Reward the achievement of specific annual, long-term and strategic goals through a combination of both cash and stock-based compensation;

•	Align the executives’ interests with those of our stockholders; and

•

Evaluate both performance and compensation to ensure that we maintain our ability to attract and retain talented executives and that compensation to such executives remains competitive relative to compensation paid to similar executives of our peer companies.

Our Compensation Committee wants to ensure that we remain competitive with our peers by offering our executives a strong compensation package that rewards not only annual performance goals but long-term goals and objectives as well. Given the current economic recession and its direct impact on our business and market capitalization, the Committee is also challenged with providing competitive compensation to our executives, both short-term and long-term, during a period where our sales trends are expected to decrease and long-term growth may be limited.

When reviewing compensation, the Compensation Committee evaluates the pay structure in two primary ways: “total cash compensation” and “total direct compensation.” The total cash compensation, which consists of the executive’s base salary and annual performance-based cash bonuses, is generally tied to our annual performance targets, which is generally EBITDA (income from continuing operations before interest, taxes, depreciation and amortization) but can include other performance targets such as sales growth, operating margin increases and individual goals. For fiscal 2008, total cash compensation for the Key Executives also included a one-time grant of discretionary cash bonuses. The total direct compensation includes the total cash compensation plus the present value of any long-term incentive awards and is geared toward achieving our long-term objectives of increased market share and stockholder returns. For fiscal 2008 individual performance, Senior Executives received a one-time grant in May 2009 of restricted stock, which was considered part of their total direct compensation by the Compensation Committee.

Our policy for allocating between long-term and currently paid compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our Company and our stockholders.

Historically, we have (i) provided cash compensation in the form of base salary to meet competitive salary norms and rewarded performance against specific short-term goals in the form of bonus compensation and (ii) provided non-cash compensation to reward superior performance against specific objectives and long-term strategic goals.

In May 2008, the Compensation Committee revised its annual and long-term incentive plans to include both its Key Executives and Senior Executives. Unlike prior years in which the targets and corresponding payouts for the Key Executives may have been different from those established for the Senior Executives, for fiscal 2008 and forward, the applicable targets and levels of payout were, and will be, the same for all executive officers, although each executive’s payout percentage may differ per their respective employment agreement. Further, with respect to the long-term compensation component, the Compensation Committee approved a new long-term plan which changed the achievement of the performance target to the current fiscal year with a three year vesting upon grant. In addition, the Compensation Committee decided to permit the participants, which include our executive officers, to choose among cash, restricted shares and/or stock options to be awarded upon the achievement of the performance target under the newly adopted Long-Term Incentive Plan. See “Components of Executive Compensation - Long-term performance based plans.”

With respect to the overall compensation paid to our Key Executives, the Compensation Committee’s objective is to aim toward a total direct compensation amount that is within our peer median if we are able to achieve financial targets, both short-term and long-term. As such, the Compensation Committee’s objective is to allocate the Key Executive’s total direct compensation equally between base salary, short-term rewards and long-term rewards.

The Compensation Committee’s overall objectives for its Senior Executives is to provide them with a competitive base salary that is within our peer median, while providing them with an opportunity for long-term compensation if our Company meets or exceeds its financial targets, such as EBITDA and overall operating margins.

The Committee’s compensation philosophy for fiscal 2008 was to achieve our primary business objectives of increasing our market share within the Big & Tall retail industry while working towards increasing operating margins and ultimately stockholder returns, through increased stock price. With the current economic conditions, we still remain focused on these long-term objectives, and EBITDA remains the target for our annual incentive plan and EBITDA and operating income margin remain our targets for our long-term incentive plan. Our targets, however, are dependent upon improved profitability based on a lower anticipated sales base, given the economy.

Compensation Committee Process

-Key Executives

In consultation with a leading independent firm which specializes in benefits and compensation, the Compensation Committee has developed a compensation program that is competitive within our peer group. The consultant analyzed compensation and benefits of our peer companies with respect to our Key Executive compensation as well as compensation levels and practices for our Board of Directors. The consulting firm also reviewed the total compensation paid to our Chairman, Seymour Holtzman, which is discussed fully below under “Director Compensation - Chairman Compensation.”

For fiscal 2008, the Compensation Committee used the following list of companies as our primary peer group when evaluating and assessing compensation levels for our Key Executives. When determining peer companies, we chose public companies within the specialty retail apparel business with similar sales and market capitalization:

• Aeropostale	• Deb Shops

• The Buckle	• Hibbett

• Cache	• Hot Topic

• Cato Group	• JoS A. Bank

• Christopher Banks	• United Retail Group • Wilson’s

The Committee’s overall goal is for our Key Executives’ total direct compensation to fall within the median of our peer group; however, this guideline may differ depending on an individual’s qualification, past performance, the demand for individuals with the executive’s specific expertise and experience, achievement of our financial objectives and the executive’s contribution to such achievement and overall responsibility, among other criteria.

The Compensation Committee is directly responsible for determining the compensation paid to our Key Executives. For our Key Executives, the Compensation Committee compares each element of compensation to published survey data from our peer group for executives in the comparable positions and responsibilities and also seeks advice as needed from compensation consultants. In summary:

•

The Committee believes that Mr. Levin’s total cash compensation is competitive and within our peer median. However, due to the effect of the economy on the Company’s stock, Mr. Levin’s total direct compensation, which as stated above, includes the present value of long-term incentive awards, has been substantially impacted due to the decreased value in the Company’s stock.

•

Mr. Hernreich’s total cash compensation is above the market median for either a chief financial officer or chief operating officer when compared to our peers; however, given the fact that Mr. Hernreich serves multiple roles as our Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary, the Committee believes that a base pay above the median is appropriate. The present value of Mr. Hernreich’s long-term incentive awards has been substantially impacted due to the decreased value in the Company’s stock resulting from the poor economy.

The Committee believes that as a result of actions taken by the Board of Directors and the Compensation Committee in fiscal 2008 in establishing the Annual Incentive Plan and Long-Term Incentive Plan (as discussed below), there can be significant upside to our Key Executives and Senior Executives if we are able to achieve our short-term and long-term objectives. Similarly, there is also potential upside present in their existing long-term awards if our objectives are achieved and the economy begins to recover. See “Outstanding Equity Award Value at Fiscal Year End” for a detailed listing of such awards outstanding for each executive.

-Senior Executives

The Key Executives in conjunction with our Senior Vice President of Human Resources are primarily responsible for determining the compensation paid to our Senior Executives, subject to ratification or approval by the Compensation Committee. For benchmarking purposes, the Key Executives utilize several published industry compensation surveys when determining compensation packages for our Senior Executives. A combination of performance, achievement of goals and survey data, among other criteria, is used to determine each Senior Executive’s total direct compensation. The Senior Executives are provided with a competitive base salary within our retail industry and are provided with an opportunity to earn performance awards each year which are primarily driven by our Company’s overall financial targets. See “Components of Executive Compensation – Performance–based annual cash bonuses.”

Components of Executive Compensation

The primary components of compensation for our Key Executives and Senior Executives include base salary, current year performance-based cash bonuses and long-term incentives. In addition, in May 2009, there was a one-time grant of discretionary cash and equity awards. The components of compensation are described as follows:

•	Base salary

The base salary represents the fixed component of an executive’s annual compensation. In order to be competitive in the marketplace and attract the top executive talent, we believe that it is important that our base salary be competitive, generally falling within the median of our industry peers.

Base salaries are reviewed annually and adjustments are influenced by our performance in the previous fiscal year and the executive’s contribution to that performance. The executive’s performance is measured by various factors, including, but not limited to, achievement of specific individual and department goals, promotions of the individual that may have occurred during the fiscal year, and any increases in the individual’s level of responsibility.

As mentioned above, the Compensation Committee looks to our Key Executives’ overall compensation and expects that approximately one-third of their total direct compensation will be in the form of base salary, while maintaining a range that is within our peer median. For our Senior Executives, the Key Executives rely on industry compensation surveys and target a median range that is competitive. However, because of the current economic climate and its direct impact on our business, our Compensation Committee factored in our overall business objectives. Given the uncertainty in the economy and with an anticipated 10% decrease in sales for fiscal 2009, the Company has implemented numerous cost-saving initiatives expected to total $30 million annually in order to bring our cost infrastructure in line with our lower sales volumes. A portion of these reductions include hiring freezes, pay cuts and staff reductions throughout the Company.

As a result, effective May 17, 2009, the Compensation Committee and the Board of Directors approved the recommendation of the Key Executives for a base salary decrease of 5.0% for all members of senior management, including our Key Executives and Senior Executives. The Chief Executive Officer did not participate in the Board vote. The Compensation Committee is relying upon the performance-based annual cash bonus program and the long-term performance-based plan as incentives to achieve the Company’s financial goals.

•	Performance-based annual cash bonuses

The Compensation Committee believes that a substantial portion of each executive’s compensation should tie directly to our financial performance as well as to each executive’s own performance. Our compensation program includes eligibility for an annual performance-based cash bonus for all executives as well as certain non-executive employees. The Committee believes that an annual cash bonus component of compensation is necessary to provide additional incentive to help achieve annual goals, benefiting our stockholder value.

Annual Incentive Plan

In May 2008, the Compensation Committee established an annual performance-based cash bonus plan, the Casual Male Retail Group, Inc. Annual Incentive Plan, the participants of which include both the Key Executives and the Senior Executives. The Annual Incentive Plan uses EBITDA as the benchmark. The target range of EBITDA for fiscal 2008 was approved by our Board of Directors. Our executives were eligible to receive a cash bonus ranging from 70% to 150% of their designated percentage of their respective earned salaries during the plan year if we achieved a certain target range for EBITDA of between 70% and 150% during fiscal 2008. The targets for fiscal 2008 were not achieved and therefore no cash bonuses were paid.

In May 2009, the Compensation Committee approved the EBITDA target range for fiscal 2009. Pursuant to the Annual Incentive Plan, our executives are eligible to receive a cash bonus ranging from 80% to 150% of their designated percentage of their respective earned salaries if we achieve a certain target range for EBITDA of between 80% and 150% for fiscal 2009. If the bonuses were to be paid today based on salaries as of May 17, 2009, the cash bonuses would be based on salaries earned of $770,640 for Mr. Levin, $590,824 for Mr. Hernreich, $266,475 for Mr. Bean, $171,000 for Mr. Chane, $213,750 for Mr. Ederle, $215,270 for Mr. Della Bernarda, $237,500 for Mr. Hearn, $285,000 for Mr. Metscher, $242,752 for Mr. McKinney, $308,750 for Mr. Molloy, $213,857 for Mr. Schmitz, $247,000 for Ms. Smith, $229,900 for Mr. Sprague and $185,250 for Mr. Threadgill. Assuming we achieve 100% of the EBITDA target for fiscal 2009, we estimate that the total potential payout would be approximately $3.8 million, of which $2.3 million would be paid to our Key Executives and Senior Executives.

The Compensation Committee believes this is a competitive level of compensation and provides incentives to all of our senior executives to achieve our annual financial goals. The Compensation Committee also believed it was important to establish a plan that awarded all of our executive officers, both Key Executives and Senior Executives, using the same performance criteria. In addition, there is no personal performance component of the plan for Key Executives and Senior Executives, thereby creating one single company-wide target.

The Compensation Committee believes that it is possible to meet or exceed the EBITDA target set for fiscal 2009. The established EBITDA target is intended to be achievable as a result of executing the Company’s operating plan in the midst of an uncertain economy. The target level is derived from our annual operating plan and budget for a fiscal year. The operating plan and budget set forth our internal goals and objectives for our growth and development and are expected to require substantial efforts by the entire Company to achieve. As a result, the likelihood of achieving the EBITDA target reflects the challenges inherent in achieving the goals and objectives in the operating plan and budget. The Compensation Committee considered the likelihood of achieving the target levels when approving the target amount, including historical achievement by our executive officers. Our EBITDA target has not been reached by our executive officers on a historical basis.

•	Long-term performance based plans

Our long-term incentives reward the achievement of our long-term business objectives that will ultimately benefit our stockholders while developing and retaining a strong management team.

Long-Term Incentive Plan

On May 1, 2008, our Compensation Committee presented to the Board and the Board adopted a Long-Term Incentive Plan pursuant to which all of our executive officers, both Key Executives and Senior Executives, are eligible to participate. Pursuant to the plan, if we achieve certain EBITDA and operating margin percent targets (collectively the “Metrics”), as set annually, each participant in the plan will be entitled to receive an award (depending on the target level achieved for each Metric) of the participant’s “Target Cash Value” which is defined as the participant’s respective actual annual base salary which is the blend of salary plus any salary adjustments made during the course of the relevant fiscal year multiplied by the long-term incentive program percentage in such participant’s employment agreement or otherwise on file with us. The minimum threshold to receive an award is 80% and the maximum award for all fiscal years is capped at 150% of the target level for each Metric.

At the irrevocable election of each participant, which must be made no later than six months prior to the end of each fiscal year, the award will be payable to the participant in the form of cash, stock options and/or restricted shares or any combination thereof. The awards will be granted by the Compensation Committee after the audited financial statements for the applicable fiscal year are available, which is expected to occur no later than 90 days after the close of the relevant fiscal year.

For fiscal 2008, the Metrics were not achieved and no awards were granted pursuant to the 2008 Long-Term Incentive Plan.

In May 2009, the Board of Directors approved the EBITDA and operating margin percent targets (collectively the “Metrics”) for fiscal 2009. If the Metrics are achieved, each award will vest in three equal installments with the first one-third vesting on the first anniversary from the date of grant. Assuming we achieve 100% of the target for each Metric for fiscal 2009, we estimate that the total potential payout will be approximately $3.2 million, which will be expensed over the vesting period of approximately forty-five months, once it is determined that the achievement of these Metrics is probable. However, we cannot predict if and when such targets will be met or what the allocation of this award will be between cash, stock options and/or restricted shares. Further, the fair market closing price of our common stock will not be known until the time of grant and, accordingly, the number of stock options and restricted shares ultimately issued, if elected by the participants, will also not be known until the time of grant.

The Compensation Committee believes that it is possible to meet or exceed the Metrics set for fiscal 2009. We believe that our performance targets are established at levels that are intended to be difficult but attainable. The target levels of the performance objectives are derived from our annual operating plan and budget for a fiscal year. The operating plan and budget set forth our internal goals and objectives for our growth and development and are expected to require substantial efforts by the entire Company to achieve. As a result, the likelihood of achieving the performance targets reflects the challenges inherent in achieving the goals and objectives in the operating plan and budget. The Compensation Committee considered the likelihood of achieving the target levels when approving the target amounts, including historical achievement by our executive officers. Our Metrics have not been reached by our executive officers on a historical basis.

•	Long-term equity incentives

To align our Key Executives’ interests more closely with the interests of our stockholders, our long-term compensation program for our Key Executives has traditionally included the grant of stock options. Through fiscal 2007, the amount of such awards was determined usually once in each fiscal year by the Compensation Committee. The Compensation Committee determined the amount of the stock-based awards granted to the Key Executives usually based on the impact of our financial and operational performance on our stock price but could also take into account other factors in determining the size of stock-based awards, including, but not limited to, special accomplishments during the preceding year.

On May 1, 2008, the Board of Directors granted to Messrs. Levin and Hernreich options to purchase 300,000 and 240,000 shares of our common stock, respectively. The exercise price of these options was $4.54 per share, the closing price of our stock on the date of grant. The grant date fair value of the awards was $483,000 and $386,400, respectively. Unlike previous stock option grants to our Key Executives, which were directly tied to our previous year’s annual stock price performance, these grants to Messrs. Levin and Hernreich represented retention awards. The Board of Directors believes that the continued leadership of Mr. Levin and Mr. Hernreich is necessary for us to implement and achieve our plans for long-term growth and increased market share.

On May 6, 2008, the Compensation Committee, in their discretion and in conjunction with the advice of our compensation consultant, voted unanimously to supplement the May 1, 2008 award of the Board, by granting to Messrs. Levin and Hernreich additional options to purchase 200,000 and 160,000 shares of our common stock, respectively. The Compensation Committee believed that the additional grant was necessary to ensure that the Key Executives had adequate financial incentive to remain with the Company. The exercise price of these options was $4.55 per share, the closing price of our stock on the date of grant. The grant date fair value of the awards was $322,000 and $257,600, respectively.

At January 29, 2009, these options were significantly underwater and the fair value of the combined grants to both Messrs. Levin and Hernreich of options to purchase 500,000 and 400,000 shares, respectively, was $2,000.00 and $1,600.00, respectively. At January 29, 2009, Mr. Levin’s options to purchase 500,000 shares were part of the aggregate 2.2 million shares repurchased by the Company, as discussed above under “Summary”.

As discussed above under “Components of Executive Compensation - Long-term performance based plans,” beginning in fiscal 2008 our Key Executives became participants in our 2008 Long-Term Incentive Plan.

•	Discretionary Cash and Equity Awards

As part of the review of compensation in May 2009, the Compensation Committee also considered the recent decline in the economy and its impact on our management team during fiscal 2008. Largely due to the economy and its impact on our operating results and market capitalization for fiscal 2008, the Company did not achieve any of the targets set with respect to both our Annual Incentive Plan and our Long-Term Incentive Plan and therefore our executives received no bonuses or long-term awards for fiscal 2008.

Key Executives

With respect to our Key Executives, the Compensation Committee considered the responsive actions taken by our Key Executives to manage our business during this difficult economic environment and agreed that our Key Executives reacted quickly and successfully to the decline in consumer spending and have made the necessary adjustments to our business to ensure that our Company continues to be financially sound from a balance sheet and liquidity perspective.

Accordingly, the Compensation Committee, in its discretion and with the approval of the Board of Directors, in May 2009, granted to Messrs. Levin and Hernreich discretionary cash bonuses in the amount of $300,000 and $240,000, respectively, as recognition of their efforts in managing the Company over the past year. While the employment agreements of both Messrs. Levin and Hernreich provide that discretionary bonus may be paid, the Company has not paid discretionary bonuses to its Key Executives in the past and has no obligation or current intention to do so in the future.

Senior Executives

With respect to our Senior Executives, the Compensation Committee agreed that our management team, including our Senior Executives, had little long-term equity in the Company. On May 13, 2009, the Compensation Committee, with the approval of the Board of Directors, granted to each Senior Executive 20,000 shares of restricted stock pursuant to the 2006 Plan. The restricted stock will vest ratably over three years, with the first one-third vesting on the first anniversary of the date of grant.

•	Non-Qualified Deferred Compensation Plan

Through the end of fiscal 2008, we had a Non-Qualified Deferred Compensation Plan which was started in fiscal 2006 for the primary purpose of providing deferred compensation for a select group of management or highly compensated employees of the Company (the “Participants”). Because the Participants were unable to benefit fully under our existing qualified 401(k) Plan due to their highly compensated status, this plan was established to provide them with another retirement savings opportunity. Participants are 100% vested in all of the amounts they deferred as well as in the earnings attributable to each Participant’s deferred account. The Company established a Rabbi Trust to provide funding for benefits payable under this plan.

Effective December 31, 2008, the plan was amended to freeze future contributions to the plan and arrange for the distribution of funds from the Participants’ accounts.

At the time the Non-Qualified Deferred Compensation Plan was frozen, all of the employees of the Company, including our Key Executives and Senior Executives, were permitted to elect to defer the maximum allowable amount under our 401(k) Plan pursuant to the our adoption of the safe harbor. For fiscal 2008, we matched 100% of the first 1% and 50% of the next 5% (with a maximum contribution of 3.5% of eligible compensation). In addition, during fiscal 2008, prior to the freezing of the Non-Qualified Deferred Compensation Plan, our Key Executives and Senior Executives could also defer an additional percentage of their compensation into the Non-Qualified Deferred Compensation Plan.

In May 2009, in connection with our cost reduction initiatives, the Board of Directors ratified and approved the recommendation of our Key Executives to cease any further employer contributions to the 401(k) Plan, effective May 31, 2009. As a result of that vote, the Company will no longer be within the safe harbor; accordingly, should highly-compensated individuals elect to defer the maximum amount allowable under the 401k Plan they will be subject to a return of excess deferred compensation upon completion of year-end discrimination testing.

•	Other Compensation

In addition to our life insurance programs available to all of our employees, we also pay the insurance premiums for an additional $2.0 million life insurance policy that Mr. Levin holds for which his family trust is the beneficiary. On May 29, 2007, Mr. Hernreich’s employment agreement was amended to provide for a similar additional $2.0 million life insurance policy for which we will pay the insurance premiums and Mr. Hernreich’s spouse is the beneficiary.

In addition to the foregoing, our executive officers receive benefits under certain group health, long-term disability and life insurance plans, which are generally available to all of our eligible employees. After six months of service with us, executive officers are eligible to participate in the 401(k) Salaried Plan. Benefits under these plans are not tied to corporate performance. In particular circumstances, we also utilize cash signing bonuses and stock option grants when certain senior executives join us. We offer minimal perquisites to our executives.

•	Termination Based Compensation

We have employment agreements with all of our Key Executives and Senior Executives. Upon termination of employment, most executive officers are entitled to receive severance payments under their employment agreements in the event of terminations without justifiable cause. These employment agreements are discussed in detail below following the “Summary Compensation Table.”

•	Tax Implications

Under Section 162(m) of the Internal Revenue Code, certain executive compensation in excess of $1 million paid to a principal executive officer and the three most highly compensated executive officers (other than the principal executive officer) at the end of any fiscal year is limited and is not deductible for federal income tax purposes unless the compensation qualifies as “performance-based compensation.” The Compensation Committee’s policy with respect to Section 162(m) is to make every reasonable effort to cause compensation to be deductible by us while simultaneously providing our executive officers with appropriate rewards for their performance.

COMPENSATION COMMITTEE REPORT

We, the Compensation Committee of the Company, have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on this review and discussion, recommend to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10K/A.

The Compensation Committee George T. Porter, Jr., Chairman Jesse Choper Ward K. Mooney

Summary Compensation Table. The following Summary Compensation Table sets forth certain information regarding compensation paid or accrued by us with respect to the Chief Executive Officer, the Chief Financial Officer/Chief Operating Officer, the Senior Vice President of Finance, Corporate Controller and Chief Accounting Officer, the Senior Vice President, General Merchandise Manager, Direct Businesses and President of Footwear, the Vice President and General Counsel and the Former Executive Vice President and Chief Merchandising Officer (collectively, the “Named Executive Officers”), for fiscal 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)(1)(2)		Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

David A. Levin President and Chief Executive Officer	2008	$803,400	$300,000	(7)	—	$1,585,203	(2)	—	—	$20,220	(4)	$2,708,823
	2007	$772,385	—		—	$480,907		—	—	$18,920	(5)	$1,272,212
	2006	$712,500	—		—	$191,500		$809,625	—	$16,571	(6)	$1,730,196

Dennis R. Hernreich Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary	2008	$615,940	240,000	(7)	—	$840,927	(2)	—	—	$25,323	(4)	$1,722,190
	2007	$592,162	—		—	$464,810		—	—	$23,700	(5)	$1,080,672
	2006	$546,250	—		—	$153,200		$620,712	—	$12,800	(6)	$1,332,962

Sheri A. Knight Senior Vice President of Finance, Corporate Controller and Chief Accounting Officer (8)	2008	$241,288	—		—	$9,800		—	—	$264,668	(4)	$515,756
	2007	$217,673	—		—	$2,744		—	—	$12,990	(5)	$233,407
	2006	$133,269	—		—	—		—	—	$4,569	(6)	$137,838

Henry J. Metscher Senior Vice President, General Merchandise Manager, Direct Businesses and President of Footwear	2008	$293,750	$10,746	(7)	—	$9,800		—	—	$8,100	(4)	$322,396
	2007	$263,173	—		—			—	—	$8,400	(5)	$271,573
	2006	$57,692	$50,000	(7)	—			—	—	$1,662	(6)	$109,354

Robert S. Molloy Vice President and General Counsel	2008	$321,875	—		—	$5,533		—	—	$10,631	(4)	$338,039

Wayne P. Diller Former Executive Vice President and Chief Merchandising Officer(9)	2008	$231,219	—		—	$23,810		—	—	$133,862	(4)	$388,891
	2007	$327,589	—		—	$29,890		$32,265	—	$15,981	(5)	$405,725
	2006	$284,640	$25,000	(7)	—	$21,193		$86,908	—	$12,430	(6)	$430,171

(1)	The amounts shown in this column do not reflect the actual amounts paid to or realized by the executives. The amounts for option awards represent the accounting expense that we recognized under FASB Statement No. 123R during each applicable fiscal year. Specifically, for fiscal 2008 the accounting expense for Messrs. Levin and Hernreich of $1.6 million and $0.8 million, respectively, represents the vested and accelerated portion of the fair value of their options, based on date of grant. However, as of January 31, 2009, the current fair value of their options, including the options repurchased by the Company, calculated using Black-Scholes, was approximately $7,795 and $4,302, respectively. The assumptions used in the calculation of these amounts pursuant to FAS 123R are included in Note A to the Consolidated Notes to the Financial Statements included in our Form 10-K for the fiscal year ended January 31, 2009. See table “Grants of Plan-Based Awards” for detail regarding grant date fair value of the awards granted in fiscal 2008.
(2)

On January 29, 2009, the Board of Directors approved the repurchase of certain stock options with exercise prices significantly in excess of market price from certain directors and executive officers, including Messrs. Levin and Hernreich. We repurchased and cancelled the eligible options in exchange for cash payments equal to the fair value of the applicable options on the date of repurchase, as determined using Black-Scholes. The Black-Scholes value of each option repurchased was calculated based on the closing price of our common stock on January 29, 2009. We repurchased options with underlying shares totaling 2,291,512 for an aggregate purchase price of $7,192 (seven thousand, one hundred and ninety-two dollars). In connection with the repurchase and cancellation of these options, we recognized additional stock compensation expense of approximately $1.5 million related to the acceleration of vesting. Accordingly, the value of option awards for Messrs. Levin and Hernreich includes $898,045 and $223,438, respectively, associated with the acceleration of the vesting for the options repurchased by us. However, Messrs. Levin and Hernreich only received a cash payment of $4,145 and $1,695, respectively, from us for a total of $5,840.

(3)	No payments were made to our Named Executive Officers pursuant to our annual performance-based cash bonus plans for fiscal 2008 and fiscal 2007, with the exception of Mr. Diller who received a partial bonus payment of $32,265 in fiscal 2007 under the terms of the Senior Executives’ annual performance-based cash bonus plan. For fiscal 2006, Messrs. Levin and Hernreich received a payment pursuant to the Key Executives’ annual performance- based cash bonus plan. For fiscal 2006, Mr. Diller received a payment pursuant to the Senior Executives’ annual performance-based cash bonus plan.
(4)	All Other Compensation with respect to fiscal 2008 represents: (i) payment by us of insurance premiums for term life for the benefit of the executive officers (Mr. Levin $2,570 and Mr. Hernreich $8,550); (ii) matching contributions made by us for the benefit of each of the following executives to our 401(k) Plan and/or Nonqualified Deferred Compensation Plan (Mr. Levin $8,050, Mr. Hernreich $8,050, Ms. Knight $8,050 and Mr. Molloy $3,500; and (iii) car allowances (Mr. Levin $9,600, Mr. Hernreich $8,723, Ms. Knight $8,400, Mr. Metscher $8,100, Mr. Molloy $7,131 and Mr. Diller $5,977). All Other Compensation for Ms. Knight also included retention, separation and severance payments of $248,218. All Other Compensation for Mr. Diller included a severance payment of $127,885.
(5)	All Other Compensation with respect to fiscal 2007 represents: (i) payment by us of insurance premiums for term life for the benefit of the executive officers (Mr. Levin $2,570 and Mr. Hernreich $8,550); (ii) matching contributions made by us for the benefit of each of the following executives to our 401(k) Plan and/or Nonqualified Deferred Compensation Plan (Mr. Levin $6,750, Mr. Hernreich $6,750, Ms. Knight $4,590 and Mr. Diller $6,750; and (iii) car allowances (Mr. Levin $9,600, Mr. Hernreich $8,400, Ms. Knight $8,400, Mr. Metscher $8,400 and Mr. Diller $9,231).
(6)	All Other Compensation with respect to fiscal 2006 represents: (i) payment by us of insurance premiums for term life for the benefit of the executive officers (Mr. Levin $2,571); (ii) matching contributions made by us for the benefit of each of the following executives to our 401(k) Plan and/or Nonqualified Deferred Compensation Plan (Mr. Levin $4,400, Mr. Hernreich $4,400 and Mr. Diller $4,400); and (iii) car allowances (Mr. Levin $9,600, Mr. Hernreich $8,400, Ms. Knight $4,569, Mr. Metscher $1,662 and Mr. Diller $8,030).
(7)	In May 2009, Messrs. Levin and Hernreich received discretionary bonuses of $300,000 and $240,000, respectively, for fiscal 2008. Mr. Metscher received a discretionary bonus in fiscal 2008 of $10,746 and a sign-on bonus of $50,000 in fiscal 2006. Mr. Diller was paid a retention bonus of $25,000 in fiscal 2006.
(8)	On January 15, 2009, Ms. Knight provided notice to the Company of her resignation; however, the Company and Ms. Knight agreed that Ms. Knight will continue in her role through an agreed-upon transition period.
(9)	On August 12, 2008, Mr. Diller’s employment was terminated and his position as Executive Vice President and Chief Merchandising Officer was eliminated.

Employment Agreements

We have employment agreements, which were most recently amended December 12, 2008 (collectively, the “Employment Agreements”), with Mr. Levin and Mr. Hernreich. The Employment Agreements are for three-year terms, and automatically renew on each anniversary of the agreement’s commencement date for additional one-year periods, unless ninety-days’ notice by either party is otherwise given. The initial three-year term of Mr. Levin’s Employment Agreement was from April 10, 2000 until April 10, 2003. On each anniversary of the agreement’s commencement date, the term was extended for a one-year period. Accordingly, as of April 10, 2009, the most recent anniversary of Mr. Levin’s agreement’s commencement date, Mr. Levin’s employment with us was extended for an additional one-year period thereby extending the agreement to April 10, 2012. The initial three-year term of Mr. Hernreich’s Employment Agreement was from September 4, 2000 until September 4, 2003. On each anniversary of the agreement’s commencement date, the term was extended for a one-year period. Accordingly, as of September 4, 2008, the most recent anniversary of Mr. Hernreich’s agreement’s commencement date, Mr. Hernreich’s Employment Agreement with us was extended for an additional one-year period thereby extending the agreement to September 4, 2011.

These Employment Agreements require each executive officer to devote substantially all of the executive officer’s time and attention to our business as necessary to fulfill his respective duties. The Employment Agreements, as most recently amended, provided that Messrs. Levin and Hernreich would be paid base salaries at annual rates of $780,000 and $598,000, respectively. However, the Employment Agreements provide that the annual rate of base salary for the renewal term may be increased by the Compensation Committee in its sole discretion. In May 2008, the Compensation Committee approved an increase of 4.0% to the above stated salaries for Messrs. Levin and Hernreich. In May 2009, the Compensation Committee approved a 5.0% decrease for Messrs. Levin and Hernreich, effective May 17, 2009. Accordingly, the effective base salaries for Messrs. Levin and Hernreich as of May 17, 2009 are $770,640 and $590,824, respectively.

The Employment Agreements also provide for the payment of bonuses in such amounts as may be determined by the Compensation Committee. The Compensation Committee of the Board of Directors shall determine, in its sole discretion, the amount of bonus to be paid to the executive officers. While Messrs. Levin and Hernreich are employed by us, we will provide each executive an automobile allowance in the amount of $800 and $700 per month, respectively. Each executive is entitled to vacation and to participate in and receive any other benefits customarily provided by us to our senior executives (including any bonus, retirement, short and long-term disability insurance, major medical insurance and group life insurance plans in accordance with the terms of such plans), including equity incentive plans, all as determined from time to time by the Compensation Committee.

The Employment Agreements provide that in the event the executive officer’s employment is terminated by us any time for any reason other than “justifiable cause” (as defined in the Employment Agreements), disability or death, we are required to pay the executive officer the greater of (1) the base salary for the remaining term of the related Employment Agreement or (2) an amount equal to one half of the executive officer’s annual salary. If the remaining term of the related Employment Agreement on the date of termination is more than six months, the executive officer must make a good faith effort to find new employment and mitigate damages, costs and expenses to us.

The Employment Agreements also provide that if the executive is terminated without justifiable cause within one year after a Change of Control of our Company (as defined below) has occurred, the executive will be entitled to an amount equal to the product of (a) the sum of (i) the executive’s monthly base salary then in effect plus (ii) an amount equal to the average of the last two fiscal years’ annual performance-based cash bonus plan payout divided by twelve, multiplied by twenty-four months.

The Employment Agreements contain confidentiality provisions pursuant to which each executive officer agrees not to disclose confidential information regarding our Company. The Employment Agreements also contain covenants pursuant to which each executive officer agrees, during the term of his employment and for a one-year period following the termination of his employment, not to have any connection with any business which competes with our business.

For purposes of the Employment Agreements, a “Change of Control of the Company” shall mean (i) any sale of all or substantially all of the assets of the Company to any person or group of related persons within the meaning of Section 13(d) of the Exchange Act (“Group”), (ii) any acquisition by any person or Group of shares of capital stock of the Company representing more than 50% of the aggregate voting power of the outstanding capital stock of the Company entitled under ordinary circumstances to elect the directors of the Company (“Voting Stock”) or (iii) any replacement of a majority of the Board of Directors of the Company over the twelve-month period following the acquisition of shares of the capital stock of the Company representing more than 10% of the Voting Stock by any person or Group which does not currently own more than 10% of such Voting Stock (unless such replacement shall have been approved by the vote of the majority of the directors then in office who either were members of the Board of Directors at the beginning of such twelve-month period or whose elections as directors were previously so approved).

In May 2009, the Board of Directors approved certain changes to the Employment Agreements for Messrs. Levin and Hernreich. While the terms of the Employment Agreements have not yet been finalized, the proposed changes include, among other things: (i) reducing the term of the Employment Agreements to a two-year rolling term, (ii) changing the formula for any potential payment due to a Change of Control of the Company to the sum of the executive’s base salary plus the average of the past two fiscal years’ “target” annual bonus pursuant to the Annual Incentive Plan multiplied by two and subject to the IRS Code Sec. 280G, (iii) deleted any mitigation requirements, and (iv) add provisions for clawback, resignation for “good reason” and a pro rata bonus payout for death, disability or retirement.

We also have employment agreements with each of our Senior Executives. The term of each employment agreement begins on the respective effective date and continues until terminated by either party. Pursuant to their respective employment agreements, our Senior Executives are eligible to participate in our annual incentive plans at 35% (52.5% max) of their respective average base salaries, as defined in the plan, depending on our performance (based on achieving annual EBITDA targets). Each Senior Executive is also eligible to participate in our long-term incentive plan at 70% of their respective average base salaries, as defined in the plan. All awards are at the sole discretion of the Compensation Committee. Each executive is entitled to vacation and to participate in and receive any other benefits customarily provided by us to our senior executives.

In May 2009, the Board of Directors approved certain changes to the employment agreements with each of our Senior Executives. While the terms of these agreements have not yet been finalized, the proposed changes include deleting certain mitigation requirements as it relates to severance and change in control payments, reducing the non-compete provision to one year and adding a clawback provision.

Grants of Plan-Based Awards. The following table sets forth certain information with respect to plan-based awards granted to the Named Executive Officers in fiscal 2008.

2008 GRANTS OF PLAN-BASED AWARDS

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($ / Sh) (3)	Grant Date Fair Value of Stock and Option Awards (4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
David A. Levin	5/1/08	—	—	—	—	—	—	—	300,000	$4.54	$495,000
	5/6/08	—	—	—	—	—	—	—	200,000	$4.55	$330,000
	5/1/08	$567,840	$811,200	$1,216,800					—	—	—

Dennis R. Hernreich	5/1/08	—	—	—	—	—	—	—	240,000	$4.54	$396,000
	5/6/08	—	—	—	—	—	—	—	160,000	$4.55	$264,000
	5/1/08	$435,344	$621,920	$932,880					—	—	—

Sheri A. Knight	5/1/08	$60,813	$86,876	$130,314					—	—	—

Henry J. Metscher	5/1/08	$73,500	$105,000	$157,500

Robert S. Molloy	2/8/08	—	—	—	—	—	—	—	10,000	$4.13	$16,600
	5/1/08	$79,625	$113,750	$170,625

Wayne P. Diller	5/1/08	$85,750	$122,500	$183,750

(1)	These estimated awards were pursuant to our Annual Incentive Plan for fiscal 2008. No payments were made as we did not achieve the performance targets stated in their plans. Mr. Diller was not entitled to any payment pursuant to this plan because he was not employed with us at the end of fiscal 2008.
(2)	All of the above stock options were granted under our 2006 Plan. The stock options vest ratably over three years with the first one-third vesting on the first anniversary from the date of grant. However, as discussed above in footnote 2 to the “Summary Compensation Table,” in January 2009 we repurchased certain stock options from Messrs. Levin and Hernreich. The repurchased stock options for Mr. Levin included both the 300,000 options granted on May 1, 2008 and the 200,000 granted on May 6, 2008. Accordingly, the vesting for these respective grants was accelerated on January 29, 2009.
(3)	The exercise price of the stock option awards is equal to the closing price of our common stock on the date of grant.
(4)	The fair value of the stock option awards was calculated in accordance with FAS 123R. The assumptions used in the calculation of the fair value are included in Note A of the Notes to the Consolidated Financial Statements included in our Form 10-K for the fiscal year ended January 31, 2009.

Outstanding Equity Awards at Fiscal Year-End. The following table sets forth certain information with respect to outstanding equity awards held by the Named Executive Officers at the end of fiscal 2008.

2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Name	Exercisable	Unexercisable		(#)
David A. Levin	300,000	—			$1.19	3/30/2010
	125,000	—			$3.88	5/25/2011
	75,000	—			$4.58	5/01/2012
	75,000	—			$5.01	7/01/2013
	75,000	—			$6.24	5/24/2014

Dennis R. Hernreich	10,000	—			$2.38	11/27/2010
	2,511	—			$4.58	5/01/2012
	55,040	—			$5.01	7/01/2013
	43,975	—			$6.24	5/24/2014
	—	240,000	(1)		$4.54	5/1/2012
	—	160,000	(1)		$4.55	5/6/2012

Sheri A. Knight	3,334	6,666	(2)		$7.52	10/22/2017

Henry J. Metscher	3,334	6,666	(2)		$7.52	10/22/2017

Robert S. Molloy	—	10,000	(3)		$4.13	2/8/2018

(1)	These options fully vest on May 1, 2011.

(2)	These options vest ratably over three years. The first one-third vested on October 22, 2008, the one-year anniversary from the date of grant.
(3)	These options vest ratably over three years, with the first one-third vesting on February 8, 2009, the one-year anniversary from the date of grant.

Option Exercises and Stock Vested Table. The following table sets forth information for the Named Executive Officers with respect to the exercise of stock options during fiscal 2008.

2008 OPTION EXERCISES AND STOCK VESTED

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
David A. Levin	—	—	(1)	—	—
Dennis R. Hernreich	—	—	(1)	—	—
Sheri A. Knight	—	—		—	—
Henry J. Metscher	—	—		—	—
Robert S. Molloy	—	—		—	—
Wayne P. Diller	—	—		—	—

(1)	On January 29, 2009, the Board of Directors approved the repurchase of certain stock options with exercise prices significantly in excess of market price from certain directors and executive officers, including Messrs. Levin and Hernreich. We repurchased and cancelled the eligible options in exchange for cash payments equal to the fair value of the applicable options on the date of repurchase, as determined using Black-Scholes. The Black-Scholes value of each option repurchased was calculated based upon the closing price of our common stock on January 29, 2009. We repurchased options with underlying shares totaling 2,291,512 for an aggregate purchase price of $7,192. Accordingly, we paid Messrs. Levin and Hernreich a cash payment of $4,145 and $1,695, respectively, for the cancellation and repurchase of their respective options with underlying shares totaling 1,145,533 and 549,552, respectively.

Pension Benefits

As part of the Casual Male acquisition, we assumed Casual Male Corp.’s obligations under its Pension Plan and its Supplemental Plan. The following table shows the aggregate annual benefits payable under both the Pension Plan and Supplemental Plan to persons in specified compensation and years of service classifications, based on a straight line annuity form of retirement income:

Average of Highest Five	Representative Years of Service
Years of Compensation	10yrs	20yrs	30yrs (maximum)
$50,000	$4,977	$9,953	$14,930
100,000	11,977	23,953	35,930
150,000	18,977	37,953	56,930
200,000	25,977	51,953	77,930
250,000 *	32,977	65,953	98,930
267,326 *	35,402	70,805	106,207
300,000 *	39,977	79,953	119,930

(*)	The maximum compensation that may be used as of December 31, 1998 to calculate benefits under the Pension and Supplemental Plans is $267,326.

In December 1993, Casual Male Corp. established the Supplemental Plan to provide benefits attributable to compensation in excess of the qualified plan limit, which was $160,000 but less than $267,326. The benefits provided by the Pension Plan and the Supplemental Plan are equal to (i) the sum of 0.75% of the executive’s highest consecutive five year average annual compensation plus 0.65% of the excess of the executive’s highest consecutive five year average annual compensation over the average of the Social Security taxable wage bases, multiplied by (ii) the executive’s years of “benefit service” with Casual Male Corp. (not to exceed 30 years).

Effective February 1, 1995, compensation for such purposes was defined as all compensation reported on Form W-2 (excluding such items as bonus and stock options) up to a maximum of $267,326 for the calendar year ended December 31, 1998. Annual benefits are payable under the Pension Plan and Supplemental Plan for retirees at age 65, prior to the offset, if any, for benefits accrued under the retirement plan of Casual Male Corp. and for Social Security benefits.

On May 3, 1997, Casual Male Corp.’s board of directors voted to amend the Pension Plan to cease all benefits accruals under the Pension Plan as of that date. Effective December 31, 1998, the Casual Male Corp.’s board of directors voted to cease all benefit accruals under its Supplemental Plan.

PENSION BENEFITS

The Pension Plan was acquired by us as part of the acquisition of Casual Male Corp., at which time the plan had previously been frozen (see description above). None of our Named Executive Officers were participants in the plan and, therefore, have no accumulated benefits.

2008 NON-QUALIFIED DEFERRED COMPENSATION TABLE

The following table sets forth summary information with respect to each of the Named Executive Officers regarding contributions to our Non-Qualified Deferred Compensation Plan in fiscal 2008. For a description of the Non-Qualified Deferred Compensation Plan, see “Compensation Discussion and Analysis – Components of Executive Compensation – Non-Qualified Deferred Compensation Plan.” Effective December 31, 2008, the plan was amended to freeze future contributions to the plan and the funds were distributed from the Participants’ accounts subsequent to the end of the fiscal year.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals /Distributions ($)	Aggregate Balance At Last Fiscal Year-End ($)
David A. Levin	—	—	$(7,383)	—	$12,293
Dennis R. Hernreich	—	—	—	—	—
Sheri A. Knight	—	$2,160	(2527)	—	4,031
Henry J. Metscher	—	—	—	—	—
Robert S. Molloy	—	—	—	—	—
Wayne Diller	$7,542	6,750	(13,624)	$(24,109)	23,441

401(k) Plans

We have two defined contribution plans, the Casual Male 401(k) Salaried Savings Plan and the Casual Male 401(k) Hourly Savings Plan (the “401(k) Plans”). The 401(k) Plans cover all eligible employees who are at least 21 years of age and have completed the required months of service, which is six months or twelve months depending on the plan. Effective January 1, 2008, we adopted the safe harbor matching and vesting provisions permitted under the Pension Protection Act of 2006 for its 401(k) Plans. Accordingly, for fiscal 2008, we matched 100% of the first 1% of deferred compensation and 50% of the next 5% (with a maximum contribution of 3.5% of eligible compensation).

Effective May 31, 2009, our Board of Directors ratified and approved a recommendation from our Key Executives to eliminate the Company match for fiscal 2009 which means we will no longer be eligible under the safe harbor provisions under the Pension Protection Act of 2006 for fiscal 2009.

Key Man Insurance

We have key man life insurance policies on the lives of Messrs. Levin and Hernreich, each in the amount of $2,000,000.

Director Compensation

The Compensation Committee is responsible for reviewing and making recommendations to our Board of Directors with respect to the compensation paid to our non-employee directors. Annually from 2001 until January 28, 2009, our non-employee directors had elected to receive their directors’ fees, on a current or deferred basis, in shares of our common stock. Each director entered into an irrevocable agreement with us in advance of the beginning of a calendar year if they wish to receive common stock in lieu of cash. During fiscal 2008, all non-employee directors elected to receive their directors’ fees in shares of our common stock through January 28, 2009, at which time, due to the limited number of shares available under the 2006 Plan, the non-employee directors agreed to receive cash payment for all future director fees.

For fiscal 2008, our non-employee directors were paid $4,000 plus expenses for each meeting of the Board of Directors and $3,000 plus expenses for each committee meeting they attended and $500 for certain telephonic board or committee meetings. In addition, the Chairman of the Audit Committee receives an additional cash payment of $10,000 on an annual basis for serving in such capacity.

During fiscal 2008, the Compensation Committee retained the independent consultant to review the compensation of directors at our peer companies. The following peer companies were used for this review:

• Bebe	• Citi Trends

• The Buckle	• Mothers Work

• Cache	• Hibbett

• Cato Group	• Hot Topic

• Charlotte Russe	• JoS A. Bank

• Christopher Banks	• The Wet Seal

As a result of the consultant’s review, the Board of Directors voted that upon re-election, our non-employee directors would be entitled to a combination of stock options and cash equal to a fair value of $82,250. For fiscal 2008, the directors agreed to receive a cash payment of $49,000 with the remainder value of $33,250 issued in stock options, as determined using Black-Scholes. The stock options become exercisable in three equal annual installments, with the first third vesting on the date of grant. All options are granted with a term of ten years and have an exercise price equal to the closing price of the common stock on the date of grant.

The Compensation Committee’s goal is to maintain a level of compensation paid to our non-employee directors that is in the median of the companies within our peer group as well as similarly-sized companies. Based on the recommendation of the independent consultant, in November 2008, the Board of Directors approved the Casual Male Retail Group, Inc. Non-Employee Director Compensation Plan. Effective for February 1, 2009, non-employee directors will receive an annual retainer of $20,000 to be paid in quarterly installments of $5,000. Each non-employee director will receive $1,500 for each meeting of the Board and its committees and $750 for each telephonic meeting. In addition, the Chairmen of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee will receive an annual cash payment of $10,000, $5,000 and $5,000, respectively, which will be paid quarterly. As discussed above, upon each non-employee director’s re-election to the Board, each director will receive either cash or stock options, or a combination thereof, equal to a fair value on the date of grant of $82,250. Upon the initial election to the Board, a non-employee director will receive a stock option grant of 15,000 shares.

Pursuant to the plan, the non-employee directors were entitled to elect to receive their fiscal 2009 payments in cash, common stock, or options. Prior to the commencement of fiscal 2009, the Board of Directors voted that all non-employee directors would receive cash, regardless of such director’s election, because of the limited number of shares available under the 2006 Plan. We believe that our Non-Employee Director Compensation Plan will support our ongoing efforts to attract and retain exceptional directors to provide strategic guidance to our Company. We believe that the total compensation that our non-employee directors receive is in line with our peer group.

In May, 2009, the Board of Directors voted to reduce the pay to be received by the non-employee directors for the remainder of fiscal 2009 by 10%, commencing with any payments to be made after May 17, 2009.

Director Compensation Table

The following table sets forth the compensation paid to our non-employee directors during fiscal 2008. David A. Levin is not included in the following table as he was a Named Executives Officer (as defined below under “Executive Compensation”) and, accordingly, received no compensation for his services as a director. The compensation received by Mr. Levin as an employee of our Company is shown below in the “Summary Compensation Table.”

2008 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($) (2)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Seymour Holtzman, Chairman (4)	$—	—	$608,164	—	—	$575,000	(5)	$1,183,164

Alan S. Bernikow	$75,979	—	$94,750	—	—	—		$170,729

Jesse Choper	$102,458	—	$94,750	—	—	—		$197,208

Ward K. Mooney	$80,473	—	$109,525	—	—	—		$189,998

George T. Porter, Jr.	$86,461	—	$94,750	—	—	—		$181,211

Mitchell S. Presser	$74,491	—	$104,344	—	—	—		$178,835

Robert L. Sockolov	$68,493	—	$8,438	—	—	—		$76,931

(1)	Through January 27, 2009, the directors each received their director’s fees in shares of our common stock, in accordance with their respective elections. On January 28, 2009, the directors agreed that until they voted otherwise all future fees would be paid in cash. This column includes the dollar value of the unrestricted shares of our common stock issued to each director until January 28, 2009 and the fees paid in cash from January 28, 2009 forward. The number of shares issued as payment for an earned director fee is determined by taking the director fee earned and dividing by the closing price of our common stock on the day of each respective meeting. Any fractional share amounts are de minimis and forfeited by the directors. In connection with each director’s reappointment to the board, for fiscal 2008 each director received a cash payment of $49,000 and a grant of stock options as discussed in footnote 2 below. During fiscal 2008, Messrs. Bernikow, Choper, Mooney, Porter, Presser and Sockolov received unrestricted shares of our stock valued at $19,979 (7,877 shares in total), $33,458 (13,877 shares in total), $24,473 (10,544 shares in total), $30,461 (12,510 shares in total), $18,491 (8,666 shares in total) and $15,493 (7,295 shares in total), respectively, as director compensation. In addition to compensation received for board meetings and committee meetings, Mr. Choper also received a cash payment of $10,000 for serving as Chairman of the Audit Committee. Mr. Holtzman did not receive any payment for director meetings.
(2)	The amounts shown in this column do not reflect the actual amounts paid to or realized by the directors. The amounts for option awards represent the accounting expense that we recognized under FASB Statement No. 123R for each of the applicable fiscal years. The assumptions used in the calculation of these amounts pursuant to FAS 123R are included in Note A to the Consolidated Notes to the Financial Statements included in our Form 10-K for the fiscal year ended January 31, 2009. The grant date fair value of options granted during fiscal 2008 was $33,250 for each of Messrs. Bernikow, Choper, Mooney, Porter, Presser and Sockolov. The grant date fair value vests in three equal installments, with the first one-third vesting on the date of grant. Mr. Holtzman did not receive a grant of options during fiscal 2008. Each director has the following number of stock options outstanding at January 31, 2009: Mr. Holtzman: 1,690,000; Mr. Bernikow: 70,000; Mr. Choper: 115,000; Mr. Mooney: 25,000; Mr. Porter: 133,616; Mr. Presser: 25,000; and Mr. Sockolov: 25,000.

(3)	On January 29, 2009, the Board of Directors approved the repurchase of certain stock options with exercise prices significantly in excess of market price from certain directors and executive officers. We repurchased and cancelled the eligible options in exchange for cash payments equal to the fair value of the applicable options on the date of repurchase, as determined using Black-Scholes. The Black-Scholes value of each option repurchased was calculated based upon the closing price of our common stock on January 29, 2009. We repurchased options with underlying shares totaling 2,291,512 for an aggregate purchase price of $7,192. In connection with the repurchase and cancellation of these options, we recognized additional stock compensation expense of approximately $1.5 million related to the acceleration of vesting. Accordingly, the value of option awards includes the acceleration of stock compensation expense in the amount of $20,563 for each Messrs. Bernikow, Choper, Mooney, Mitchell and Porter and $223,438 for Mr. Holtzman. Mr. Sockolov did not surrender any options for repurchase. In aggregate, the directors received a cash payment totaling $1,352 from us.
(4)	During fiscal 2008, Mr. Holtzman received compensation from us both directly (as an employee of our Company) and indirectly (as a consultant pursuant to a consulting agreement we have with Jewelcor Management Inc. (“JMI”)). Mr. Holtzman is the president and chief executive officer and, together with his wife, indirectly, the majority shareholder of JMI. There were no services performed on behalf of the Company by JMI, other than those performed by Mr. Holtzman. See below for our discussion of the compensation paid to Mr. Holtzman under “Chairman Compensation.”
(5)	All Other Compensation for Mr. Holtzman includes all annual compensation paid to Mr. Holtzman of $575,000 for annual consulting and employment compensation.

Chairman Compensation

In fiscal 2006, our Compensation Committee engaged a leading independent firm which specializes in benefits and compensation to review our current compensation and benefit program for our executives. As part of that review, the firm also reviewed and evaluated the compensation that we paid to Mr. Holtzman, either directly or indirectly through JMI. Mr. Holtzman is the president and chief executive officer and, together with his wife, indirectly, the majority shareholder of JMI. At that time, the Compensation Committee viewed the services that Mr. Holtzman provided to us as being comparable to that of our Key Executives, and accordingly, the aggregate compensation package paid to Mr. Holtzman (both directly and indirectly) was determined using many of the same metrics and benchmarks as for our Key Executives. The consulting company reviewed the overall compensation paid to Mr. Holtzman, both directly and indirectly, together with the compensation paid to both Mr. Levin and Mr. Hernreich and concluded that the total aggregate compensation paid to these three individuals, including JMI, was comparable to similar management teams within our peer group and the compensation in aggregate was at the peer median.

Pursuant to the consulting agreement, which was most recently amended in September 2008, Mr. Holtzman receives, in aggregate, annual consulting and employment compensation of $575,000, payable in cash. If we engage Mr. Holtzman’s services to assist us in a specific and significant corporate transaction or event, the Compensation Committee, at their discretion, has the right to grant Mr. Holtzman a bonus for his additional services. No such bonus was granted during fiscal 2008.

In May 2009, the Compensation Committee voted to extend the consulting agreement for one additional year to expire on April 29, 2011 and the Board of Directors voted to reduce the amount paid under the consulting agreement by 10% beginning May 17, 2009. These amendments are subject to review and acceptance by JMI.

Compensation Committee Interlocks and Insider Participation

For fiscal 2008, the members of the Compensation Committee were Messrs. Choper, Mooney and Porter. Persons serving on the Compensation Committee had no relationships with our Company in fiscal 2008 other than their relationship to us as directors entitled to the receipt of standard compensation as directors and members of certain committees of the Board and their relationship to us as beneficial owners of shares of our common stock and options exercisable for shares of common stock. No person serving on the Compensation Committee or on the Board of Directors is an executive officer of another entity for which an executive officer of ours serves on such entity’s board of directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to persons known to us to be the beneficial owners of more than five percent of the issued and outstanding shares of our common stock as of May 15, 2009. We were informed that, except as indicated, each person has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)
Chilton Investment Company, LLC 1266 East Main Street, 7th Floor Stamford, Connecticut 06902	7,885,919	(2)	18.73%

Seymour Holtzman 100 N. Wilkes Barre Blvd. Wilkes Barre, Pennsylvania 18702	5,630,069	(3)	12.83%

Royce & Associates, LLC	4,081,600	(4)	9.69%
1414 Avenue of the Americas
New York, New York 10019

Robeco Investment Management, Inc.	2,511,210	(5)	6.06%
909 Third Avenue
New York, New York 10022

Glenhill Advisors, LLC	2,169,043	(6)	5.15%
Glenn J. Krevlin
Glenhill Capital Management, LLC
598 Madison Avenue, 12th Floor
New York, New York 10022

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options and warrants held by that person that are currently exercisable, or that become exercisable within 60 days, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 42,107,670 shares of our common stock outstanding as of May 15, 2009, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d-3(d)(1) under the Exchange Act.
(2)	We received Amendment No. 4 to Schedule 13G, dated December 31, 2008, stating that Chilton Investment Company, LLC was the beneficial owner of the number of shares of common stock set forth opposite its name in the table.
(3)	Represents 3,860,069 outstanding shares of common stock, 1,690,000 shares subject to options exercisable within 60 days, and 80,000 shares subject to warrants exercisable within 60 days.

(4)	We received Amendment No. 2 to Form 13G, dated December 31, 2008, stating that Royce & Associates, LLC was the beneficial owner of the number of shares of common stock set forth opposite its name in the table.
(5)	We received a Form 13G, dated December 31, 2008, stating that Robeco Investment Management, Inc. was the beneficial owner of the number of shares of common stock set forth opposite its name in the table.
(6)	We received a Form 13G, dated December 30, 2008, stating that Glenhill Advisors, LLC, Glenn J. Krevlin and Glenhill Capital Management, LLC were the beneficial owners of the number of shares of common stock set forth opposite their names in the table. Glenn J. Krevlin is the managing member and control person of Glenhill Advisors, LLC. Glenhill Advisors, LLC is the managing member of Glenhill Capital Management, LLC. Glenhill Capital Management, LLC is the general partner and investment advisor of Glenhill Capital LP, a security holder of the issuer, managing member of Glenhill Concentrated Long Master Fund, LLC, a security holder of the issuer, and sole shareholder of Glenhill Capital Overseas GP, Ltd. Glenhill Capital Overseas GP, Ltd. is general partner of Glenhill Capital Overseas Master Fund, LP, a security holder of the issuer.

Security Ownership of Management

The following table sets forth certain information as of May 15, 2009, with respect to our directors, our Named Executive Officers (as defined above under Item 11 “Executive Compensation”) and our directors and executive officers as a group. Except as indicated, each person has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Title	Number of Shares Beneficially Owned		Percent of Class (1)
Seymour Holtzman Chairman of the Board and Director	5,630,069	(2)	12.83%

David A. Levin Chief Executive Officer, President and Director	997,945	(3)	2.33%

Dennis R. Hernreich Chief Financial Officer, Executive Vice President, Chief Operating Officer, Treasurer and Secretary	264,075	(4)	*

Sheri A. Knight Senior Vice President, Finance, Corporate Controller and Chief Accounting Officer	5,334	(5)	*

Henry J. Metscher Senior Vice President, General Merchandising Manager, Direct Businesses and President of Footwear	44,834	(6)	*

Robert S. Molloy Vice President and General Counsel	30,334	(6)	*

Alan S. Bernikow, Director	79,963	(7)	*

Jesse Choper, Director	170,492	(8)	*

Ward K. Mooney, Director	23,607	(9)	*

George T. Porter, Jr., Director	199,184	(10)	*

Mitchell S. Presser, Director	19,439	(9)	*

Robert L. Sockolov, Director	246,076	(9)	*

Directors and Executive Officers as a group (22 persons)	8,159,699	(11)	18.12%

*	Less than 1%
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options and warrants held by that person that are currently exercisable, or that become exercisable within 60 days, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 42,107,670 shares of our common stock outstanding as of May 15, 2009, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d-3(d)(1) under the Exchange Act.
(2)	Mr. Holtzman may be deemed to have shared voting and investment power over 5,630,069 shares of common stock, which includes 1,690,000 shares subject to stock options and 80,000 shares subject to warrants, in each case exercisable within 60 days.
(3)	Includes 650,000 shares subject to stock options exercisable within 60 days and 3,539 shares held pursuant to his 401(k) Plan account.
(4)	Includes 111,526 shares subject to stock options exercisable within 60 days.
(5)	Includes 3,334 shares subject to stock options exercisable within 60 days.
(6)	Includes 3,334 shares subject to stock options exercisable within 60 days and 20,000 shares of unvested restricted stock.
(7)	Includes 53,334 shares subject to stock options exercisable within 60 days and 4,000 shares subject to warrants exercisable within 60 days.
(8)	Includes 98,334 shares subject to stock options exercisable within 60 days.
(9)	Includes 8,334 shares subject to stock options exercisable within 60 days.
(10)	Includes 116,960 shares subject to stock options exercisable within 60 days.
(11)	Includes 2,843,498 shares subject to stock options and 84,000 shares subject to warrants exercisable within 60 days and 240,000 of unvested shares of restricted stock.

EQUITY COMPENSATION PLAN INFORMATION

The following is a summary of information with respect to our equity compensation plans as of January 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) (c)
Equity compensation plans approved by security holders (1) (2)	2,831,925	$5.35	1,726,387	(4	) ,(5)

Equity compensation plans not approved by security holders (3)	1,011,126	$2.99	—

Total	3,843,051	$4.73	1,726,387	(4	) ,(5)

(1)	During fiscal 2008, we had one stockholder-approved equity compensation plan, our 2006 Incentive Compensation Plan (the “2006 Plan”). Pursuant to the 2006 Plan, at January 31, 2009, we have a total of 2.5 million shares available for issuance of which 1.7 million shares remained available for further issuances. At January 31, 2009, we had 690,000 options outstanding. We also had 2,141,925 options still outstanding as part of our 1992 Stock Incentive Plan (the “1992 Plan”). No further grants can be made under the 1992 Plan.
(2)	See discussion below “Repurchase and Cancellation of Options during Fiscal 2008” for additional information with respect to our equity compensation plans.
(3)	Prior to 2006, our Board of Directors and the Compensation Committee had the reasonable discretion to issue shares outside of the 1992 Plan, subject to the rules of Nasdaq. These outstanding options to purchase up to 1,011,126 shares of our common stock, with exercise prices ranging from $1.19 to $5.01 per share, were granted between fiscal 1999 and fiscal 2003. These options represent grants to consultants and also options granted to our executives that were in excess of our plans’ annual maximums during those fiscal years. At January 31, 2009, all of these options were exercisable.
(4)	In addition to being available for future issuances upon exercise of options that may be granted, a maximum of 1,250,000 shares under the 2006 Plan may instead be issued in the form of restricted stock, deferred stock, performance awards or other stock-based awards.
(5)	Subsequent to January 31, 2009, on May 11, 2009, 417,500 shares of restricted common stock were issued to all participants in our Annual Incentive Plan excluding our Key Executives and Senior Executives. On May 13, 2009, the Compensation Committee granted a total of 240,000 shares of restricted common stock to our Senior Executives. Our Key Executives were excluded from these grants. As of May 15, 2009, approximately 1,068,887 remain available for future issuance under our 2006 Plan.

Repurchase and Cancellation of Options during Fiscal 2008

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Seymour Holtzman/Jewelcor Management, Inc.

During fiscal 2008, Seymour Holtzman, our Chairman of the Board of Directors, was compensated by us both directly (as an employee of our Company) and indirectly (as a consultant pursuant to a consulting agreement with JMI). Mr. Holtzman is the president and chief executive officer and, together with his wife, indirectly, the majority shareholder of JMI. A complete summary of all compensation and consulting fees paid to Mr. Holtzman is described above under Item 11, “Executive Compensation – 2008 Director Compensation Table” and “Chairman Compensation”.

Robert L. Sockolov, Director

In connection with our acquisition of Rochester in fiscal 2004, Mr. Sockolov was appointed a director and also appointed Chief Executive Officer of the Rochester division, a position he held until November 15, 2006. The terms of the acquisition included a potential earn-out provision for fiscal years 2005 through 2007. In June 2008, we made our third and final $1.3 million earn-out payment to RBT 1906 (f/k/a Rochester Big & Tall Clothing, Inc), of which Mr. Sockolov is a principal shareholder.

Director Independence

Our Board of Directors is currently comprised of eight members (there is currently one vacancy). A majority of the members of the Board are “independent” under the rules of Nasdaq. The Board has determined that the following directors are independent: Messrs. Bernikow, Choper, Mooney, Porter and Presser.

Item 14.	Principal Accounting Fees and Services

The Audit Committee engaged Ernst & Young LLP to serve as our independent registered public accounting firm during the fiscal year ended January 31, 2009. In May, 2009, the Audit Committee formally elected to engage Ernst & Young LLP to serve as our independent registered public accounting firm for fiscal 2009.

Audit Fees

Ernst & Young LLP billed us an aggregate of $539,547 and $532,875 in fees for fiscal years 2008 and 2007, respectively, for professional services rendered in connection with the audits of our financial statements for the fiscal years ended January 31, 2009 and February 2, 2008 included in our Annual Reports on Form 10-K and the reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q. In addition, we were also billed an aggregate of $270,000 and $305,000 in fees in fiscal years 2008 and 2007, respectively, for services performed related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Audit - Related Fees

No such fees were billed by Ernst & Young for fiscal 2008 or fiscal 2007.

Tax Fees

No fees were billed by Ernst & Young for fiscal 2008 and fiscal 2007 for tax services.

All Other Fees

Ernst & Young did not bill us in fiscal 2008 or fiscal 2007 for services other than those described above.

Pre-Approval of Services by Independent Auditors

The Audit Committee has adopted a policy governing the provision of audit and non-audit services by our independent registered public accounting firm. Pursuant to this policy, the Audit Committee will consider annually and, if appropriate, approve the provision of audit services (including audit review and attest services) by its independent registered public accounting firm and consider and, if appropriate, pre-approve the provision of certain defined permitted non-audit services within a specified dollar limit. It will also consider on a case-by-case basis and, if appropriate, approve specific engagements that do not fit within the definition of pre-approved services or established fee limits.

The policy provides that any proposed engagement that does not fit within the definition of a pre-approved service or is not within the fee limits must be presented to the Audit Committee for consideration at its next regular meeting or to the Chairman of the Audit Committee in time sensitive cases. The Audit Committee will regularly review summary reports detailing all services (and related fees and expenses) being provided to us by the independent registered public accounting firm.

All of the services provided under Audit-Related Fees, Tax Fees and All Other Fees are approved by the Audit Committee.

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

May 29, 2009

	By:	/s/ David A. Levin
David A. Levin
President and Chief Executive Officer

	By:	/s/ Dennis R. Hernreich
Dennis R. Hernreich
Executive Vice President and
Chief Financial Officer