Form 10-Q
period 2009-08-01
CASUAL MALE RETAIL GROUP INC
filed 2009-08-25
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 1, 2009	Commission File Number 0-15898

CASUAL MALE RETAIL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer ☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of August 25, 2009 was 42,110,170.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	August 1, 2009	January 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,724	$4,953
Accounts receivable	1,919	2,026
Inventories	94,272	98,633
Prepaid expenses and other current assets	9,315	9,097

Total current assets	111,230	114,709

Property and equipment, net of accumulated depreciation and amortization	46,954	52,208

Other assets:
Intangible assets	33,084	33,360
Other assets	891	954

Total assets	$192,159	$201,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,874	$4,874
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	20,140	23,956
Accrued expenses and other current liabilities	21,322	25,649
Notes payable	35,889	38,718

Total current liabilities	83,690	94,662

Long-term liabilities:
Deferred gain on sale-leaseback, net of current portion	22,714	23,447
Long-term debt, net of current portion	5,139	7,576
Other long-term liabilities	3,715	3,715

Total liabilities	115,258	129,400

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding at August 1, 2009 and January 31, 2009	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 52,989,943 and 52,327,609 issued at August 1, 2009 and January 31, 2009, respectively	530	523
Additional paid-in capital	275,383	275,180
Accumulated deficit	(106,130)	(110,092)
Treasury stock at cost, 10,877,439 shares at August 1, 2009 and January 31, 2009	(87,977)	(87,977)
Accumulated other comprehensive loss	(4,905)	(5,803)

Total stockholders’ equity	76,901	71,831

Total liabilities and stockholders’ equity	$192,159	$201,231

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Sales	$98,252	$113,475	$195,813	$221,117
Cost of goods sold, including occupancy	54,427	62,137	110,430	121,440

Gross profit	43,825	51,338	85,383	99,677

Expenses:
Selling, general and administrative	35,513	43,485	72,664	86,805
Depreciation and amortization	3,980	4,107	7,777	8,275

Total expenses	39,493	47,592	80,441	95,080

Operating income	4,332	3,746	4,942	4,597

Other income, net	93	132	186	262
Interest expense, net	(295)	(733)	(625)	(1,554)

Income before income taxes	4,130	3,145	4,503	3,305
Provision for income taxes	504	1,258	541	1,322

Net income	$3,626	$1,887	$3,962	$1,983

Net income per share – basic	$0.09	$0.05	$0.10	$0.05
Net income per share – diluted	$0.09	$0.05	$0.10	$0.05

Weighted average number of common shares outstanding
- basic	41,450	41,405	41,450	41,398
- diluted	41,926	41,689	41,638	41,690

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 1, 2009	August 2, 2008
Cash flows from operating activities:
Net income	$3,962	$1,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,777	8,275
Amortization of deferred gain from sale-leaseback	(733)	(732)
Issuance of common stock to Board of Directors	—	103
Stock based compensation expense	210	1,150
Loss from disposal of property and equipment	—	113

Changes in operating assets and liabilities:
Accounts receivable	(79)	48
Inventories	4,361	5,045
Prepaid expenses	(218)	(526)
Other assets	62	28
Accounts payable	(3,816)	(6,062)
Income taxes payable	396	1,202
Accrued expenses and other current liabilities	(3,825)	(1,427)

Net cash provided by operating activities	8,097	9,200

Cash flows from investing activities:
Additions to property and equipment	(2,246)	(6,760)
Payment of Rochester earn-out provision	—	(1,333)
Acquisition of Dahle Big & Tall stores	—	(2,500)
Net proceeds from sale of subsidiary, LP Innovations, Inc.	186	262

Net cash used for investing activities	(2,060)	(10,331)

Cash flows from financing activities:
Net borrowings under credit facility	(2,829)	3,918
Principal payments on long-term debt	(2,437)	(2,437)

Net cash provided by (used for) financing activities	(5,266)	1,481

Net change in cash and cash equivalents	771	350
Cash and cash equivalents:
Beginning of the period	4,953	5,293

End of the period	$5,724	$5,643

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended August 1, 2009

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amounts		Shares	Amounts
Balance at January 31, 2009	52,328	$523	$275,180	(10,877)	$(87,977)	$(110,092)	$(5,803)	$71,831

Stock based compensation expense	662	7	203					210
Accumulated other comprehensive income (loss):
Pension plan							225	225
Foreign currency							673	673
Net income						3,962		3,962

Total comprehensive income								4,860

Balance at August 1, 2009	52,990	$530	$275,383	(10,877)	$(87,977)	$(106,130)	$(4,905)	$76,901

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

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

Goodwill

Pursuant to SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, at January 31, 2009, in connection with the Company’s annual evaluation of goodwill, the Company determined that a full impairment had occurred with respect to the goodwill of both its reporting units, Casual Male and Rochester and accordingly, recognized an impairment charge of $63.1 million in the fourth quarter and fiscal year 2008.

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

For the first six months of fiscal 2009 and fiscal 2008, the Company recognized total compensation expense of $0.2 million and $1.1 million, respectively. The total compensation cost related to non-vested awards not yet recognized as of August 1, 2009 is approximately $1.3 million which will be expensed over a weighted average remaining life of 26 months.

Valuation Assumptions for Stock Options and Restricted Stock

During the first six months of fiscal 2009, the Company granted 667,500 shares of restricted stock. Each restricted share of common stock was assigned a fair value equal to the closing price of the Company’s common stock on the date of grant. There were no stock options granted in the first six months of fiscal 2009. For the first six months of fiscal 2008, 1.1 million of stock options were granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants for the six months of the prior year ended August 2, 2008. There were no assumptions for the six months of fiscal 2009 since there were no option grants.

August 2, 2008
Expected volatility	45.0%
Risk-free interest rate	2.39% – 3.15%
Expected life	3.0 – 4.5 yrs
Dividend rate	—

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

There were no exercises of options or warrants during the first six months of fiscal 2009.

2.	Debt

Credit Agreement with Bank of America Retail Group, Inc.

At August 1, 2009, the Company had outstanding borrowings of $35.9 million under its credit facility, as most recently amended December 20, 2007, with Bank of America, N.A. (the “Credit Facility”). The maturity date of the Credit Facility is October 29, 2011. Outstanding standby letters of credit were $2.3 million and outstanding documentary letters of credit were $2.5 million. Average monthly borrowings outstanding under this facility during the first six months of fiscal 2009 were approximately $42.1 million, resulting in an average unused excess availability of approximately $27.6 million. Unused excess availability at August 1, 2009 was $29.0 million. The Company’s obligations under the Credit Facility are secured by a lien on all of its assets. The Company is not subject to any financial covenants pursuant to this Credit Facility.

The fair value of amounts outstanding under the Credit Facility approximates the carrying value at August 1, 2009. At the Company’s option, any portion of the outstanding borrowings can be converted to LIBOR-based contracts; the remainder bears interest based on prime. At August 1, 2009, the prime-based interest rate was 3.25%. The Company had approximately $30.6 million of its outstanding borrowings in LIBOR-based contracts with interest rates ranging from 1.54% to 3.04%. The LIBOR-based contracts expire between August 2, 2009 and August 25, 2009. At August 1, 2009, the Company’s weighted average borrowing rate on its revolver was approximately 2.0% as compared to 4.3% at August 2, 2008.

Long-Term Debt with Banc of America Leasing & Capital, LLC

Pursuant to two Equipment Security Notes with Banc of America Leasing & Capital, LLC (“BALC”) for equipment financing, the Company has $10.0 million outstanding at August 1, 2009. The secured notes are due July 20, 2011 and January 16, 2012. Both secured notes accrue interest at a per annum rate of 1.75% plus the rate of interest equal to the 30-day published LIBOR rate. Principal and interest, in arrears, are payable monthly, commencing one month after issuance of such note.

Both notes are secured by a security interest in all of the Company’s rights, title and interest in and to certain equipment. The Company is not subject to any financial covenants pursuant to these notes.

3.	Equity

Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the six months ended
(in thousands)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Common Stock Outstanding
Basic weighted average common shares outstanding	41,450	41,405	41,450	41,398
Common Stock Equivalents -Stock options, restricted stock and warrants	476	284	188	292

Diluted weighted average common shares Outstanding	41,926	41,689	41,638	41,690

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period because the exercise price of such options and warrants was greater than the average market price per share of common stock for the respective periods.

	For the three months ended		For the six months ended
(in thousands, except exercise prices)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Options	3,407	4,803	3,510	4,793
Warrants	1,058	1,058	1,058	1,058
Range of exercise prices of such options and warrants	$2.37 – $10.26	$4.13 – $12.35	$1.25 – $10.26	$4.17 – $12.35

The above options, which were outstanding at August 1, 2009, expire from October 8, 2009 to August 12, 2018.

4.	Income Taxes

At August 1, 2009, the Company had total deferred tax assets of approximately $57.9 million, with a corresponding valuation allowance of $57.9 million. These tax assets principally relate to federal net operating loss carryforwards that expire through 2028 and to a lesser extent book/tax timing differences.

The Company’s effective tax rate for the second quarter and first six months of fiscal 2009 has been reduced from the statutory rate due to the utilization of the Company’s fully reserved net operating loss carryforwards.

The Company complies with Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to FIN 48, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At August 1, 2009, the Company had no material unrecognized tax benefits based on the provisions of FIN 48.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 1997, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the first six months of fiscal 2009.

5.	Accounting Pronouncements

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165”). SFAS 165 sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 for the quarter ended August 1, 2009. Subsequent events were evaluated through August 25, 2009, the date on which the financial statements were issued. The adoption of this pronouncement did not impact the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company does not believe the adoptions of SFAS 166 will have a material impact of its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”(“SFAS 167”). SFAS 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FIN 46(R). Additionally, SFAS 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. SFAS 167 will be effective for interim and annual reporting periods beginning after November 15, 2009. The Company does not believe the adoption of SFAS 167 will have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, the FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 is to become the source of authoritative U.S. generally accepted accounting principles, or GAAP, recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe the adoption of SFAS 168 will have a material impact on its consolidated financial statements.

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

BUSINESS SUMMARY

Casual Male Retail Group, Inc. together with our subsidiaries is the largest specialty retailer of big & tall men’s apparel with retail operations throughout the United States, Canada and London, England. We operate 467 Casual Male XL retail and outlet stores, 20 Rochester Big & Tall stores and a direct to consumer business, which includes several catalogs and e-commerce sites.

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

RESULTS OF OPERATIONS

Financial Summary

Our sales trend for the second quarter and first six months of fiscal 2009 continued to be negatively impacted by the weakened economy, resulting in decreased customer spending. However, despite the sales decrease of 13.4% and 11.4% for the second quarter and first six months of fiscal 2009, respectively, we continue to carefully manage our inventory levels, maintain healthy gross margins and successfully reduce our selling, general & administrative (“SG&A”) cost structure, resulting in an increase in profitability for the first six months of fiscal 2009 of $2.0 million, or $0.05 per diluted share, over the first six months of the prior year. The resulting net income for the second quarter of fiscal 2009 was $3.6 million, or $0.09 per diluted share, as compared to net income of $1.9 million, or $0.05 per diluted share, for the second quarter of fiscal 2008. For the first six months of fiscal year 2009, net income was $4.0 million, or $0.10 per diluted share, as compared to $2.0 million, or $0.05 per diluted share, for the first six months of fiscal 2008.

In response to the continued economic uncertainty and in order to align our operating infrastructure to the expected decline in top-line sales, for fiscal 2009 we have reprioritized our business activities and functions. We have planned for cost savings of $30.0 million on an annualized basis, of which $26.0 million is expected to be realized in fiscal 2009, representing a 15% decrease from SG&A levels from fiscal 2008. The cost reductions relate primarily to re-focusing our marketing spend on our most productive customer base, reductions in our corporate headcount, store and distribution productivity improvements, and renegotiations of numerous service and supply contracts. In total, these reductions will bring our 2009 SG&A back to 2005 levels. Through the first six months of fiscal 2009, we have reduced our SG&A costs by $14.1 million over the prior year period, $8.0 million of which occurred in the second quarter.

For the second quarter and the first six months of fiscal 2009: (1) our operating income improved by 15.6% and 7.5%, respectively, as the SG&A reductions of 18.3% and 16.3%, respectively, more than offset our sales losses; (2) our pre-tax income improved by 31.3% and 36.2%, respectively, as a result of our SG&A savings and our lower interest costs, as our average debt levels for the first six months dropped by 20% and average interest rates for the first six months dropped to 2.3% from 4.7%; (3) as a result these savings, coupled with a drop in our effective tax rate from 40% to 12%, our net income improved by 92.2% and 99.8%, respectively.

In addition, we continued to improve our balance sheet liquidity, with improvement in free cash flow of $6.0 million to $5.9 million for the first six months of 2009 as compared to $(0.1) million for the first six months of fiscal 2008. (See “Presentation of Non-GAAP Measure” below for calculation and reconciliation of non-GAAP free cash flow.) Our inventory decreased by $18.4 million, or 16.3%, at August 1, 2009 as compared to August 2, 2008. In addition, our total debt decreased by $13.9 million or 23.2% over the prior 12 months, while our availability under our Credit Facility is at $29.0 million at August 1, 2009.

Although our primary focus has shifted to maintaining and strengthening our financial condition, we remain committed to our overall objective of catering to our target market and increasing our market share by:

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

Fiscal 2009 Outlook

Although our profitability, free cash flow and liquidity are dependent upon consumer behavior and changes in customer traffic, we believe that our business is stable and that we have appropriately forecasted our sales trends and inventory levels for the balance of fiscal 2009.

We continue to expect sales for fiscal 2009 to be approximately 10%-12% less than fiscal 2008. We expect our merchandise margins to improve 275 to 325 basis points; however, as a result of the sales shortfall, our merchandise margin improvement will be partially offset by unfavorable leveraging of fixed occupancy costs by approximately 180 basis points. With our total expected cost savings in SG&A of approximately $26.0 million, we anticipate that SG&A for the year will approximate $151.0 million, or a decrease of 15% over the prior year. Free cash flow for fiscal 2009 is expected to approximate between $20.0-$25.0 million and overall debt levels are anticipated to decline to between $25.0-$30.0 million.

Presentation of Non-GAAP Measure

The presentation of non-GAAP free cash flow is not a measure determined by generally accepted accounting principles (“GAAP”) and should not be considered superior to or as a substitute for net income or cash flows from operating activities or any other measure of performance derived in accordance with GAAP. In addition, all companies do not calculate non-GAAP financial measures in the same manner and, accordingly, “free cash flows” presented in this report may not be comparable to similar measures used by other companies. We calculate free cash flows as cash flow from operating activities, less capital expenditures and discretionary store asset acquisitions. This quarter, we changed our method of calculating free cash flow to include, as a deduction, the use of cash for the acquisition of Dahle Big & Tall stores in the second quarter of fiscal 2008. Accordingly, free cash flow for the six months ended August 2, 2008, which was previously defined as cash flow from operating activities less capital expenditures, was restated to include the cash used for the Dahle acquisition of $2.5 million. We believe that inclusion of this non-GAAP measure helps investors gain a better understanding of our cash flow performance, especially when comparing such results to previous periods. The following table reconciles our non-GAAP free cash flow measure:

	For the six months ended:		Projected Cash Flow Fiscal 2009
(in millions)	August 1, 2009	August 2, 2008
Cash flow from operating activities	$8.1	$9.2	$25.0 – 30.0
Less: Capital expenditures	(2.2)	(6.8)	(5.0)
Less: Acquisition of Dahle Big & Tall stores	—	(2.5)	—

Free Cash Flow	$5.9	$(0.1)	$20.0 – 25.0

Sales

For the second quarter of fiscal 2009, total sales decreased by 13.4% to $98.3 million when compared to total sales of $113.5 million for the second quarter of fiscal 2008. Comparable sales for the second quarter decreased 13.9% when compared to the same period of the prior year. This decrease consisted of an 11.0% decrease in sales from our Casual Male business and a 25.6% decrease in our Rochester business. Similar to other high-end retailers, our Rochester division has been significantly impacted by the recession.

For the first six months of fiscal 2009, total sales decreased by 11.4% to $195.8 million when compared to $221.1 million for the first six months of fiscal 2008. The sales shortfall of $25.3 million was primarily driven by a decrease in our comparable sales of 12.3%, which includes a comparable sales decrease of 8.9% from our Casual Male business and a comparable sales decrease of 26.3% from our Rochester business.

Our comparable sales decreases for the second quarter and first six months of fiscal 2009 are consistent with the decrease in store traffic that we experienced. In addition to the traffic decrease, we also experienced a negative trend in our average transaction value for the second quarter and first six months of fiscal 2009 of (4%) and (7%), respectively, as compared to the prior year comparable periods. However, our sales conversion (the percentage of store guests who make a purchase) improved by approximately 4% for the second quarter and 7% for the first six months, overcoming the average transaction trend and maintaining sales productivity levels consistent with the prior year comparable periods.

Gross Profit Margin

For the second quarter of fiscal 2009, our gross margin rate, inclusive of occupancy costs, was 44.6% as compared to a gross margin rate of 45.2% for the second quarter of fiscal 2008. Merchandise margins for the second quarter of fiscal 2009 improved by 200 basis points as compared to the second quarter of fiscal 2008. However, occupancy costs as a percentage of sales increased 260 basis points for the second quarter of fiscal 2009, when compared to the second quarter of fiscal 2008. Occupancy costs for the second quarter of

2009 include an accrual of $0.6 million, or 60 basis points, for estimated lease obligations associated with the closing of five stores which were combined during the quarter with existing store locations as part of our new Casual Male/Rochester hybrid store format. The remaining increase is the result of relatively fixed occupancy costs over a decreased sales base; actual occupancy costs in dollars increased 3.1% over the prior year quarter.

For the first six months of fiscal 2009, our gross margin rate was 43.6% as compared to 45.1% for the first six months of fiscal 2008. The decrease in gross margin rate was the result of a 70 basis point increase in merchandise margins offset by a 220 basis point increase in occupancy costs as a percentage of sales, including a charge of $0.6 million, or 30 basis points, for the accrual of lease obligations discussed above. Similar to the second quarter results, occupancy costs as a percentage of sales for the first six months of fiscal 2009 are unfavorable due to the relatively fixed cost over a decreased sales base. Our merchandise margin for the first six months of fiscal 2009 reflects the impact during the first quarter of fiscal 2009 of some residual fourth quarter 2008 clearance merchandise.

As stated above, we anticipate our merchandise margins for fiscal 2009 to increase by 275 to 325 basis points over fiscal 2008, partially offset by unfavorable deleveraging of fixed occupancy costs by approximately 180 basis points.

Selling, General and Administrative Expenses

SG&A expenses for the second quarter of fiscal 2009 were 36.1% of sales as compared to 38.3% for the second quarter of fiscal 2008. On a dollar basis, SG&A expenses decreased $8.0 million, or 18.3%, for the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008.

For the first six months of fiscal 2009, SG&A expenses were 37.1% of sales as compared to 39.3% for the first six months of fiscal 2008. On a dollar basis, SG&A expenses decreased $14.1 million, or 16.3%, for the first six months of fiscal 2009 as compared to the first six months of fiscal 2008. Approximately half of the savings in the first six months were as a result of our revised marketing objectives, which have been refined to focus on our most productive customer base. The remainder of the savings resulted from our cost reduction efforts throughout our organization, including corporate overhead, distribution and field productivity improvements and staff reductions.

With the weakness in sales continuing this quarter, strong expense control has been a significant priority for us and will be for the remainder of the fiscal year. We remain committed to managing our SG&A costs, while continuing to invest in our marketing campaigns and growing our direct businesses. As mentioned above, we expect to reduce our annual SG&A expenses for fiscal 2009 by 15% to $151.0 million, or $26.0 million less than fiscal 2008.

Interest Expense, Net

Net interest expense was $0.3 million for the second quarter of fiscal 2009 as compared to $0.7 million for the second quarter of fiscal 2008. For the first six months of fiscal 2009, net interest expense was $0.6 million as compared to $1.6 million for the corresponding period of the prior year. The reduction in interest costs for the second quarter and first six months of fiscal 2009 as compared to the prior year was due to an overall reduction of 23.2% in total debt as of the end of the second quarter as well as favorable interest rates on our credit facility. The average interest rate on our average borrowings for the first six months of fiscal 2009 was approximately 2.3% compared to approximately 4.7% during the first six months of fiscal 2008.

Income Taxes

At August 1, 2009, our total deferred tax assets were approximately $57.9 million, with a corresponding valuation allowance of $57.9 million. These tax assets principally relate to federal net operating loss (“NOL”) carryforwards that expire through 2028.

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

Our effective tax rate for the second quarter and first six months of fiscal 2009 has been reduced from the statutory rate due to the utilization of fully reserved NOL carryforwards. This benefit resulted in a reduction in income tax provision of approximately $1.3 million, or $0.03 per diluted share, for the first six months of fiscal 2009.

Net Income

For the second quarter of fiscal 2009, net income was $3.6 million, or $0.09 per diluted share, as compared to $1.9 million, or $0.05 per diluted share, for the second quarter of fiscal 2008. For the first six months of fiscal 2009, we had net income of $4.0 million, or $0.10 per diluted share, as compared to net income of $2.0 million, or $0.05 per diluted share, for the first six months of fiscal 2008.

Inventory

At August 1, 2009, total inventory was $94.3 million compared to $98.6 million at January 31, 2009 and $112.7 million at August 2, 2008.

Inventory at the end of the second quarter of fiscal 2009 decreased $18.4 million, or 16.3%, as compared to August 2, 2008. Similar to the end of fiscal 2008, we are continuing to make a concerted effort to manage our inventory levels during this economic recession.

SEASONALITY

Historically and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

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

The current retail environment has been impacted by the recent volatility in the financial markets and the uncertainty in the economy, all of which could result in unanticipated adverse effects on our business. However, we currently believe that our existing cash generated by operations together with our availability under our credit facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements. In determining future liquidity and cash flow for fiscal 2009, we factored in potential decreases in sales for fiscal 2009 of 10%-12%. We anticipate that we will be able to generate free cash flow of approximately $20.0-25.0 million in fiscal 2009 despite a lower sales base. For the first six months of fiscal 2009, free cash flow improved $6.0 million to $5.9 million from $(0.1) million for the first six months of fiscal 2008. See “Presentation of Non-GAAP Measures” above regarding non-GAAP free cash flow.

For the first six months of fiscal 2009, cash provided by operating activities was $8.1 million as compared to $9.2 million for the corresponding period of the prior year. The slight decrease in cash flows from operations was primarily due to the timing of working capital accounts, primarily related to accrued expenses.

In addition to cash flow from operations, our other primary source of working capital is our Credit Facility which has a total commitment of $110.0 million, although the amount that can be borrowed is limited to the borrowing base as defined by the Credit Facility, which is comprised primarily of the liquidation value of our inventory. The maturity date of the Credit Facility is October 29, 2011. At August 1, 2009, our borrowing base under our Credit Facility was $65.7 million. Borrowings under the Credit Facility bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”) and vary depending on our levels of excess availability. Our Credit Facility is described in more detail in Note 2 to the Notes to the Consolidated Financial Statements.

We had outstanding borrowings under the Credit Facility at August 1, 2009 of $35.9 million. Outstanding standby letters of credit were $2.3 million and outstanding documentary letters of credit were $2.5 million. Average monthly borrowings outstanding under this facility during the first six months of fiscal 2009 were approximately $42.1 million, resulting in an average unused excess availability of approximately $27.6 million. Unused excess availability at August 1, 2009 was $29.0 million. Our obligations under the Credit Facility are secured by a lien on all of our assets.

At August 1, 2009, we have reduced our total debt, including our long-term debt, by $13.9 million, or 23.2%, to $45.9 million from $59.8 million at August 2, 2008.

We also have an effective shelf registration statement on file with the Securities and Exchange Commission (“SEC”) allowing us to sell up to $100 million of our securities, although the amount available at any given time may be limited by SEC regulations. We believe it is prudent to maintain shelf registration capacity in order to facilitate future capital raising activities.

Capital Expenditures

The following table sets forth the stores opened and related square footage at August 1, 2009 and August 2, 2008, respectively:

	At August 1, 2009		At August 2, 2008
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
Casual Male XL	467	1,668	463	1,605
Rochester Big & Tall	20	161	27	220

Total Stores	487	1,829	490	1,825

Total cash outlays for capital expenditures for the first six months of fiscal 2009 were $2.2 million as compared to $6.8 million for the first six months of fiscal 2008.

Our capital expenditures for fiscal 2009 are expected to approximate $5.0 million, which we believe to be an adequate level of expenditures to maintain our infrastructure, the condition of our stores, conduct certain necessary real estate relocations and advance our technology projects for further productivity enhancements. Our capital projects will be limited to those that we believe will provide a substantial financial benefit, such as our inventory integration project. With the exception of $0.5 million for the conversion and development of five hybrid Rochester/Casual Male XL stores, we do not plan on opening any new store locations during fiscal 2009.

Below is a summary of store openings and closings since January 31, 2009:

	Casual Male	Rochester Big &Tall	Total stores
At January 31, 2009	467	27	494
New outlet stores	—	—	—
New retail stores (1)	1	—	1
Closed stores (1)	1	7	8

At August 1, 2009	467	20	487

Relocations	8	—	8

(1)	During the second quarter of fiscal 2009, we converted one of our Rochester Clothing stores to a Casual Male XL store. Also during the second quarter of fiscal 2009, we closed five of our Rochester Clothing store locations in connection with the conversion of five of our existing Casual Male XL stores into our new hybrid Rochester/Casual Male XL store format.

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires October 29, 2011, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At August 1, 2009, the interest rate on our prime based borrowings was 3.25%. Approximately $30.6 million of our outstanding borrowings were in LIBOR contracts with interest rates ranging from 1.54% to 3.05%. Based upon a sensitivity analysis as of August 1, 2009, assuming average outstanding borrowing during the first six months of fiscal 2009 of $42.1 million, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $211,000 on an annualized basis.

Foreign Currency

Our Sears Canada catalog operations conduct business in Canadian dollars and our Rochester Clothing store located in London, England conducts business in British pounds. Our international e-commerce sites conduct business in Euros and British pounds. If the value of the Canadian dollar, British pound or Euro against the U.S. dollar weakens, the revenues and earnings of these operations will be reduced when they are translated or remeasured to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of August 1, 2009, sales from our Sears Canada operations, our London Rochester Clothing store and our international e-commerce sites were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse affect on our financial position or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 1, 2009. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 1, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended August 1, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CASUAL MALE RETAIL GROUP, INC.

Date: August 25, 2009	By:	/s/ SHERI A. KNIGHT
Sheri A. Knight
Senior Vice President of Finance and Corporate Controller