Form 10-Q
period 2009-10-31
CASUAL MALE RETAIL GROUP INC
filed 2009-11-20
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 2009

Commission File Number 01-34219

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of November 16, 2009 was 47,165,004.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 31, 2009	January 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,071	$4,953
Accounts receivable	3,000	2,026
Inventories	108,237	98,633
Prepaid expenses and other current assets	10,637	9,097

Total current assets	126,945	114,709

Property and equipment, net of accumulated depreciation and amortization	44,375	52,208

Other assets:
Intangible assets	32,947	33,360
Other assets	863	954

Total assets	$205,130	$201,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,874	$4,874
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	29,644	23,956
Accrued expenses and other current liabilities	24,934	25,649
Notes payable	25,712	38,718

Total current liabilities	86,629	94,662

Long-term liabilities:
Deferred gain on sale-leaseback, net of current portion	22,348	23,447
Long-term debt, net of current portion	3,920	7,576
Other long-term liabilities	3,715	3,715

Total liabilities	116,612	129,400

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding at October 31, 2009 and January 31, 2009	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 58,042,609 and 52,327,609 issued at October 31, 2009 and January 31, 2009, respectively	580	523
Additional paid-in capital	288,219	275,180
Accumulated deficit	(107,540)	(110,092)
Treasury stock at cost, 10,877,439 shares at October 31, 2009 and January 31, 2009	(87,977)	(87,977)
Accumulated other comprehensive loss	(4,764)	(5,803)

Total stockholders’ equity	88,518	71,831

Total liabilities and stockholders’ equity	$205,130	$201,231

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Sales	$88,689	$100,009	$284,502	$321,126
Cost of goods sold, including occupancy	50,826	57,796	161,256	179,236

Gross profit	37,863	42,213	123,246	141,890

Expenses:
Selling, general and administrative	35,287	42,742	107,951	129,547
Depreciation and amortization	3,885	4,144	11,662	12,419

Total expenses	39,172	46,886	119,613	141,966

Operating income (loss)	(1,309)	(4,673)	3,633	(76)
Other income, net	94	134	280	396
Interest expense, net	(256)	(798)	(881)	(2,352)

Income (loss) before income taxes	(1,471)	(5,337)	3,032	(2,032)
Provision (benefit) for income taxes	(61)	(2,135)	480	(813)

Net income (loss)	$(1,410)	$(3,202)	$2,552	$(1,219)

Net income (loss) per share—basic	$(0.03)	$(0.08)	$0.06	$(0.03)
Net income (loss) per share—diluted	$(0.03)	$(0.08)	$0.06	$(0.03)

Weighted average number of common shares outstanding
- basic	44,761	41,414	42,554	41,403
- diluted	44,761	41,414	42,949	41,403

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 31, 2009	November 1, 2008
Cash flows from operating activities:
Net income (loss)	$2,552	$(1,219)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,662	12,419
Amortization of deferred gain from sale-leaseback	(1,099)	(1,099)
Issuance of common stock to Board of Directors	—	126
Stock based compensation expense	381	1,596
Loss from disposal of property and equipment	—	126

Changes in operating assets and liabilities:
Accounts receivable	(1,254)	507
Inventories	(9,604)	(12,538)
Prepaid expenses	(1,540)	(804)
Other assets	94	117
Accounts payable	5,688	1,113
Income taxes payable	694	(287)
Accrued expenses and other current liabilities	(370)	642

Net cash provided by operating activities	7,204	699

Cash flows from investing activities:
Additions to property and equipment	(3,419)	(9,446)
Payment of Rochester earn-out provision	—	(1,333)
Acquisition of Dahle Big & Tall stores	—	(3,000)
Net proceeds from sale of subsidiary, LP Innovations, Inc.	280	396

Net cash used for investing activities	(3,139)	(13,383)

Cash flows from financing activities:
Net proceeds from issuance of common stock through a direct offering	12,548	—
Net borrowings (repayments) under credit facility	(13,006)	16,895
Principal payments on long-term debt	(3,656)	(3,656)
Proceeds from the issuance of common stock under option program	167	—

Net cash provided by (used for) financing activities	(3,947)	13,239

Net change in cash and cash equivalents	118	555
Cash and cash equivalents:
Beginning of the period	4,953	5,293

End of the period	$5,071	$5,848

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the nine months ended October 31, 2009

(In thousands)

(Unaudited)

							Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
	Common Stock			Treasury Stock		Accumulated
	Shares	Amounts		Shares	Amounts	Deficit		Total

Balance at January 31, 2009	52,328	$523	$275,180	(10,877)	$(87,977)	$(110,092)	$(5,803)	$71,831

Issuance of common stock through direct offering	4,950	50	13,601					13,651
Costs of raising capital			(1,103)					(1,103)
Stock based compensation expense	630	6	375					381
Exercises under option programs	135	1	166					167
Accumulated other comprehensive income (loss):
Pension plan							338	338
Foreign currency							701	701
Net income						2,552		2,552

Total comprehensive income								3,591

Balance at October 31, 2009	58,043	$580	$288,219	(10,877)	$(87,977)	$(107,540)	$(4,764)	$88,518

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

Accounting Standards Codification

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) released the Accounting Standards Codification (“ASC”). The ASC became the single source of authoritative nongovernmental U.S. GAAP and is effective for all interim and annual periods ending after September 15, 2009. All existing accounting standards documents were superseded and any other literature not included in the ASC is considered non-authoritative. The adoption of the ASC did not have any impact on the Company’s financial condition, results of operations and cash flows, as the ASC did not change existing U.S. GAAP. The adoption of the ASC changes the approach of referencing authoritative literature by topic (each a “Topic”) rather than by type of standard. Accordingly, references to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements in the Company’s Notes to Consolidated Financial Statements are now presented as references to the corresponding Topic in the ASC.

Segment Information

The Company reports its operations as one reportable segment, Big & Tall Men’s Apparel, which consists of two operating segments—Casual Male and Rochester. The Company considers its operating segments to be similar in terms of economic characteristics, production processes and operations, and have therefore aggregated them into a single reporting segment.

Subsequent Events

Management has reviewed and evaluated material subsequent events from the balance sheet date of October 31, 2009 through the financial statements issue date of November 20, 2009. All appropriate subsequent event disclosures, if any, have been made in these Notes to the Consolidated Financial Statements.

Goodwill

Pursuant to Topic 350, Intangibles—Goodwill and Other Intangible Assets, at January 31, 2009, in connection with the Company’s annual evaluation of goodwill, the Company determined that a full impairment had occurred with respect to the goodwill of both its reporting units, Casual Male and Rochester, and accordingly, recognized an impairment charge of $63.1 million in the fourth quarter and fiscal year 2008.

CASUAL MALE RETAIL GROUP, INC.

Notes to Consolidated Financial Statement—Continued

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

Stock-based Compensation

All share-based payments, including grants of employee stock options, are recognized as an expense in the statement of operations based on their fair values and vesting periods. The fair value of stock options is determined using the Black-Scholes valuation model and requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). The Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as an expense over the vesting period, net of estimated forfeitures. The estimation of stock-based awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may differ from the Company’s current estimates.

For the first nine months of fiscal 2009 and fiscal 2008, the Company recognized total compensation expense of $0.4 million and $1.6 million, respectively. The total compensation cost related to non-vested awards not yet recognized as of October 31, 2009 is approximately $1.2 million which will be expensed over a weighted average remaining life of 24 months.

Valuation Assumptions for Stock Options and Restricted Stock

During the first nine months of fiscal 2009, the Company granted 667,500 shares of restricted stock to members of management, excluding key executives. Each restricted share of common stock was assigned a fair value equal to the closing price of the Company’s common stock on the date of grant. There were no stock options granted in the first nine months of fiscal 2009. For the first nine months of fiscal 2008, stock options to purchase 1.1 million shares of common stock were granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants for the nine months of the prior year ended November 1, 2008. There were no assumptions for the first nine months of fiscal 2009 since there were no option grants.

November 1, 2008
Expected volatility	45.0%
Risk-free interest rate	2.39% -3.15%
Expected life	3.0-4.5 yrs
Dividend rate	—

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

There were no material exercises of options or warrants during the first nine months of fiscal 2009.

2. Debt

Credit Agreement with Bank of America Retail Group, Inc.

At October 31, 2009, the Company had outstanding borrowings of $25.7 million under its credit facility, as most recently amended December 20, 2007, with Bank of America, N.A. (the “Credit Facility”). The maturity date of the Credit Facility

CASUAL MALE RETAIL GROUP, INC.

Notes to Consolidated Financial Statements—Continued

is October 29, 2011. Outstanding standby letters of credit were $2.5 million and outstanding documentary letters of credit were $0.9 million. Average monthly borrowings outstanding under the Credit Facility during the first nine months of fiscal 2009 were approximately $37.8 million, resulting in an average unused excess availability of approximately $30.7 million. Unused excess availability at October 31, 2009 was $49.7 million. The Company’s obligations under the Credit Facility are secured by a lien on all of its assets. The Company is not subject to any financial covenants pursuant to this Credit Facility.

The fair value of amounts outstanding under the Credit Facility approximates the carrying value at October 31, 2009. At the Company’s option, any portion of the outstanding borrowings can be converted to LIBOR-based contracts; the remainder bears interest based at prime. At October 31, 2009, the prime-based interest rate was 3.25%. The Company had approximately $23.5 million of its outstanding borrowings in LIBOR-based contracts with an interest rate of approximately 1.49%. The LIBOR-based contracts expire between November 11, 2009 and November 29, 2009. At October 31, 2009, the Company’s weighted average borrowing rate on its revolver was approximately 1.6% as compared to 4.2% at November 1, 2008.

Long-Term Debt with Banc of America Leasing & Capital, LLC

Pursuant to two Equipment Security Notes with Banc of America Leasing & Capital, LLC (“BALC”) for equipment financing, the Company has $8.8 million outstanding at October 31, 2009. The secured notes are due July 20, 2011 and January 16, 2012. Both secured notes accrue interest at a per annum rate of 1.75% plus the rate of interest equal to the 30-day published LIBOR rate. Principal and interest, in arrears, are payable monthly, commencing one month after issuance of such note.

Both notes are secured by a security interest in all of the Company’s rights, title and interest in and to certain equipment. The Company is not subject to any financial covenants pursuant to these notes.

3. Equity

Issuance of Common Stock

During the third quarter of fiscal 2009, the Company received gross proceeds of $13.6 million from the sale of 4.95 million shares of its common stock through a registered direct offering. Offering costs associated with the sale were approximately $1.1 million. The net proceeds of approximately $12.5 million from this offering were used for general corporate purposes, including the repayment of indebtedness.

Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the nine months ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
(in thousands)
Common Stock Outstanding
Basic weighted average common shares outstanding	44,761	41,414	42,554	41,403
Common Stock Equivalents—Stock options, restricted stock and warrants (1)	—	—	395	—

Diluted weighted average common shares Outstanding	44,761	41,414	42,949	41,403

(1)	Common stock equivalents for the three months ended October 31, 2009 and for the three and nine months ended November 1, 2008, which consisted of stock options and warrants, were excluded from the calculation of diluted weighted average common shares outstanding because the effect was anti-dilutive due to the net loss reported in each period. Common stock equivalents for the third quarter of fiscal 2009 were 615 shares. Common stock equivalents were 221 shares and 260 shares for the three and nine months ended November 1, 2008, respectively.

CASUAL MALE RETAIL GROUP, INC.

Notes to Consolidated Financial Statements—Continued

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period because the exercise price of such options and warrants was greater than the average market price per share of common stock for the respective periods.

	For the three months ended		For the nine months ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
(in thousands, except exercise prices)
Options	3,363	5,290	3,393	4,850
Warrants	1,058	1,058	1,058	1,058

Range of exercise prices of such options and warrants	$3.15 -$10.26	$3.88 - $12.35	$2.38 - $10.26	$3.98 - $12.35

The above options, which were outstanding at October 31, 2009, expire from May 25, 2011 to August 12, 2018.

4. Income Taxes

At October 31, 2009, the Company had total deferred tax assets of approximately $57.6 million, with a corresponding valuation allowance of $57.6 million. These tax assets primarily relate to net operating loss carryforwards that expire through 2028 and to a lesser extent book/tax timing differences.

The Company’s effective tax rate for the third quarter and first nine months of fiscal 2009 has been reduced from the statutory rate due to the utilization of the Company’s fully reserved net operating loss carryforwards.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to Topic 740, Income Taxes, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At October 31, 2009, the Company had no material unrecognized tax benefits.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 1997, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the first nine months of fiscal 2009.

5. Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166 (now Topic 860 in ASC) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company does not believe the adoptions of SFAS 166 will have a material impact of its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 (not yet codified in ASC), “Amendments to FASB Interpretation No. 46(R)”(“SFAS 167”). SFAS 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FIN 46(R). Additionally, SFAS 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. SFAS 167 will be effective for interim and annual reporting periods beginning after November 15, 2009. The Company does not believe the adoption of SFAS 167 will have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the authoritative guidance to provide additional guidance (including illustrative examples) in FASB ASC 2009-05 “Fair Value Measurements and Disclosures—Measuring Liabilities at Fair Value” that clarifies the measurement of liabilities at fair value. This authoritative guidance is effective for the first reporting period (including interim periods) beginning after its issuance. The guidance is effective beginning in the third quarter of fiscal 2010. The Company has evaluated the authoritative guidance and does not believe that its adoption will have a significant impact on its consolidated financial condition or results of operations.

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

BUSINESS SUMMARY

Casual Male Retail Group, Inc. together with our subsidiaries is the largest specialty retailer of big & tall men’s apparel with retail operations throughout the United States, Canada and London, England. We operate 465 Casual Male XL retail and outlet stores, 20 Rochester Big & Tall stores and a direct to consumer business, which includes several catalogs and e-commerce sites.

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

RESULTS OF OPERATIONS

Financial Summary

As expected, our sales trend for the third quarter and first nine months of fiscal 2009 continued to be negatively impacted by the weakened economy, which has resulted in decreased customer spending. However, despite the sales decrease of 10.6% and 11.8% for the third quarter and first nine months of fiscal 2009, respectively, we continue to carefully manage our inventory levels, maintain healthy gross margins and successfully reduce our selling, general & administrative (“SG&A”) cost structure. These efforts have improved profitability by $3.8 million, or $0.09 per diluted share, for the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008. For the third quarter of fiscal 2009, we recorded a net loss of $1.4 million, or $(0.03) per diluted share, as compared to a net loss of $3.2 million, or $(0.08) per diluted share, for the third quarter of fiscal 2008. For the first nine months of fiscal year 2009, net income was $2.6 million, or $0.06 per diluted share, as compared to a net loss of $1.2 million, or $(0.03) per diluted share, for the first nine months of fiscal 2008.

This improvement in profitability is primarily the result of our efforts to align our operating infrastructure to the expected decline in top-line sales. We have planned for SG&A cost savings of $30.0 million on an annualized basis, of which $26.0 million is expected to be realized in fiscal 2009, representing a 15% decrease from SG&A levels from fiscal 2008. The cost reductions relate primarily to re-focusing our marketing spend on our most productive customer base, reductions in our corporate headcount, store and distribution productivity improvements, and renegotiations of numerous service and supply contracts. In total, these reductions will bring our 2009 SG&A back to 2005 levels. Through the first nine months of fiscal 2009, we have reduced our SG&A costs by $21.6 million over the prior year period.

During the third quarter, we successfully raised net proceeds of $12.5 million in connection with the sale of 4.95 million shares of our common stock through a registered direct offering. This transaction strengthened our balance sheet and supplemented our working capital. We also have remained focused on our liquidity and free cash flow. We believe that our free cash flow is a strong indicator of how successful we have been in repositioning ourselves during this current economic climate. Free cash flow has improved by $15.5 million to $3.8 million for the first nine months of 2009 as compared to $(11.7) million for the first nine months of fiscal 2008. (See “Presentation of Non-GAAP Measure” below for calculation and reconciliation of non-GAAP free cash flow.) In addition, our inventory levels at October 31, 2009 have decreased by $22.1 million, or 17.0%, as compared to November 1, 2008. We have also reduced our total debt by $37.0 million or 51.8% over the prior 12 months, while improving our availability under our Credit Facility to $49.7 million at October 31, 2009.

New Developments

Although our primary focus has shifted to maintaining and strengthening our financial condition, we remain committed to our overall strategy of catering to our customer base and increasing our market share. We are continuing to work towards creating a more efficient and influential format for the big & tall market.

During the second quarter of fiscal 2009, we converted five of our Casual Male store locations to a new hybrid store format and closed 5 Rochester Clothing locations. The hybrid store format is a combination Casual Male XL store and a Rochester Clothing store. The combination allows our customers to see an extended offering of our merchandise across both brands. To date, approximately 70% of sales for these hybrid stores are derived from our Casual Male brands with the balance being from our Rochester brands. Through the end of the third quarter of fiscal 2009, even though our hybrid locations experienced similar sales trends as our other stores, the average store volume improved by 50% and each combined location is substantially more profitable than the previous stand-alone locations.

In our effort to expand upon this concept and offer our customer base a comprehensive selection of merchandise which will appeal to all lifestyles, we plan to open between 3-4 prototype “Destination XL” superstores during fiscal 2010. Destination XL will be a supercenter, averaging 11,000 square feet, catering to the many retail needs of our customers by offering a full assortment from all of our core brands, including the moderately priced Casual Male XL, the high-end fashion of Rochester Clothing, and the value oriented offering of BT Factory Direct, as well as expanded assortments of Shoes XL and Living XL. These stores will provide our customers a one-stop shopping destination while providing us an opportunity to grow our market share. Destination XL will also enable us to capture a larger customer base by offering a wider selection in smaller waist sizes. Our Destination XL store will be the first of its kind in the big & tall market.

The economic proposition of the Destination XL concept is greater sales volumes with higher operating margins (not unlike the recently tested hybrid stores) and greater rates of return on capital, compared to any of our existing retail stores. If the Destination XL test stores are successful, we believe that most of our markets would support a Destination XL store concept; such a roll-out would require 5 or more years.

Fiscal 2009 Outlook

Although our profitability, free cash flow and liquidity are dependent upon consumer behavior and are sensitive to changes in customer traffic, we believe that our business is relatively stable and that we have appropriately forecasted our sales trends, margin and SG&A expense levels, and inventory levels for the balance of fiscal 2009.

Even though sales trends for the third quarter were within our expectations, we remain cautious about the continuing impact of the current economy and its slow recovery; as such, we have slightly adjusted our expectations for fiscal 2009. We expect that our sales for fiscal 2009 will be approximately 11%-12% less than fiscal 2008, instead of our previously disclosed range of 10%-12%.

We continue to expect our merchandise margins to improve 300 to 325 basis points; however, as a result of the sales shortfall, our merchandise margin improvement will be partially offset by unfavorable leveraging of fixed occupancy costs by approximately 190 to 200 basis points, instead of our previously disclosed 180 basis points. With our total expected cost savings in SG&A of approximately $26.0 million, we anticipate that SG&A for the year will approximate $152.0 million, or a decrease of 15% from the prior year. Free cash flow for fiscal 2009 is expected to approximate $15.0 to $20.0 million, instead of our previously disclosed $20.0 to $25.0 million, and overall debt levels are anticipated to decline to $15.0 to $20.0 million.

Presentation of Non-GAAP Measure

The presentation of non-GAAP free cash flow is not a measure determined by generally accepted accounting principles (“GAAP”) and should not be considered superior to or as a substitute for net income or cash flows from operating activities or any other measure of performance derived in accordance with GAAP. In addition, all companies do not calculate non-GAAP financial measures in the same manner and, accordingly, “free cash flows” presented in this report may not be comparable to similar measures used by other companies. We calculate free cash flows as cash flow from operating activities, less capital expenditures and discretionary store asset acquisitions. In the second quarter of fiscal 2009, we changed our method of calculating free cash flow to include, as a deduction, the use of cash for the acquisition of Dahle Big & Tall stores in the second quarter of fiscal 2008. Accordingly, free cash flow for the first nine months ended November 1, 2008, which was previously defined as cash flow from operating activities less capital expenditures, was restated to include the cash used for the Dahle acquisition of $3.0 million. We believe that inclusion of this non-GAAP measure helps investors gain a better understanding of our cash flow performance, especially when comparing such results to previous periods. The following table reconciles our non-GAAP free cash flow measure:

	For the nine months ended:		Projected Cash Flow Fiscal 2009
(in millions)	October 31, 2009	November 1, 2008
Cash flow from operating activities	$7.2	$0 .7	$20.0 -25.0
Less: Capital expenditures	(3.4)	(9.4)	(5.0)
Less: Acquisition of Dahle Big & Tall stores	—	(3.0)	—

Free Cash Flow	$3.8	$(11.7)	$15.0 – 20.0

Sales

For the third quarter of fiscal 2009, total sales decreased by 11.3% to $88.7 million when compared to total sales of $100.0 million for the third quarter of fiscal 2008. Comparable sales for the third quarter decreased 10.6% when compared to the same period of the prior year. This decrease consisted of a 9.1% decrease in sales from our Casual Male business and a 20.6% decrease in our Rochester business. Similar to other high-end retailers, our Rochester division has been significantly impacted by the recession.

For the first nine months of fiscal 2009, total sales decreased by 11.4% to $284.5 million when compared to $321.1 million for the first nine months of fiscal 2008. The sales shortfall of $36.6 million was primarily driven by a decrease in our comparable sales of 11.8%, which includes a comparable sales decrease of 8.9% from our Casual Male business and a comparable sales decrease of 24.6% from our Rochester business.

Our comparable sales decreases for the third quarter and first nine months of fiscal 2009 are consistent with the decrease in store traffic that we experienced. However, during the third quarter the Company’s average transaction levels have been flat to last year, which were declining prior to the third quarter, and for the year-to-date period are down by 4%

compared to last year. We continue to experience improvement in our sales conversion (the percentage of store guests who make a purchase), which improved by approximately 3% for the third quarter and 6% for the first nine months, overcoming the average transaction trend and maintaining sales productivity levels consistent with the prior year comparable periods.

Gross Profit Margin

For the third quarter of fiscal 2009, our gross margin rate, inclusive of occupancy costs, was 42.7% as compared to a gross margin rate of 42.2% for the third quarter of fiscal 2008. The increase of 50 basis points was the result of increased merchandise margins for the third quarter of fiscal 2009 of 240 basis points offset by an increase of 190 basis points in occupancy costs due to the deleveraging of sales. The unfavorable occupancy rate continues to be the result of relatively fixed occupancy costs over a decreased sales base. Actual occupancy costs in dollars for the third quarter were flat with the prior year quarter.

For the first nine months of fiscal 2009, our gross margin rate was 43.3% as compared to 44.2% for the first nine months of fiscal 2008. The decrease in gross margin rate was the result of a 125 basis point increase in merchandise margins offset by a 215 basis point increase in occupancy costs due to the deleveraging of sales. Occupancy costs in dollars for the first nine months of fiscal 2009 were relatively flat to the prior first nine months of fiscal 2008. Our merchandise margin increase of 125 basis points reflects the impact during the first quarter of fiscal 2009 of some residual fourth quarter 2008 clearance merchandise.

As stated above, we anticipate our merchandise margins for fiscal 2009 to increase by 300 to 325 basis points over fiscal 2008, partially offset by unfavorable deleveraging of fixed occupancy costs by approximately 190-200 basis points

Selling, General and Administrative Expenses

SG&A expenses for the third quarter of fiscal 2009 were 39.8% of sales as compared to 42.7% for the third quarter of fiscal 2008. On a dollar basis, SG&A expenses decreased $7.5 million, or 17.4%, for the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008.

For the first nine months of fiscal 2009, SG&A expenses were 37.9% of sales as compared to 40.3% for the first nine months of fiscal 2008. On a dollar basis, SG&A expenses decreased $21.6 million, or 16.7%, for the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008. Approximately half of the savings in the first nine months were as a result of our revised marketing objectives, which have been refined to focus on our most productive customer base. The remainder of the savings resulted from our cost reduction efforts throughout our organization, including corporate overhead, distribution and field productivity improvements and staff reductions.

With the weakness in sales continuing this quarter, strong expense control has been a significant priority for us. We remain committed to managing our SG&A costs, while continuing to invest in our marketing campaigns and growing our direct businesses. As mentioned above, we expect to reduce our annual SG&A expenses for fiscal 2009 by 15% to $152.0 million, or $26.0 million less than fiscal 2008.

Interest Expense, Net

Net interest expense was $0.3 million for the third quarter of fiscal 2009 as compared to $0.8 million for the third quarter of fiscal 2008. For the first nine months of fiscal 2009, net interest expense was $0.9 million as compared to $2.4 million for the corresponding period of the prior year. The reduction in interest costs for the third quarter and first nine months of fiscal 2009 as compared to the prior year was due to an overall reduction of 51.8% in total debt as of the end of the third quarter as well as favorable interest rates on our credit facility. The average interest rate on our average borrowings for the first nine months of fiscal 2009 was approximately 2.4% compared to approximately 4.7% during the first nine months of fiscal 2008.

Income Taxes

At October 31, 2009, our total deferred tax assets were approximately $57.6 million, with a corresponding valuation allowance of $57.6 million. These tax assets principally relate to federal net operating loss (“NOL”) carryforwards that expire through 2028.

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

Our effective tax rate for the first nine months of fiscal 2009 has been reduced from the statutory rate due to the utilization of fully reserved NOL carryforwards. Assuming an effective tax rate of approximately 41.0%, this benefit resulted in a reduction in the income tax provision of approximately $0.7 million, or $0.02 per diluted share, for the first nine months of fiscal 2009.

Net Income

For the third quarter of fiscal 2009, we had a net loss of $1.4 million, or $(0.03) per diluted share, as compared to a net loss of $3.2 million, or $(0.08) per diluted share, for the third quarter of fiscal 2008. For the first nine months of fiscal 2009, we had net income of $2.6 million, or $0.06 per diluted share, as compared to a net loss of $1.2 million, or $(0.03) per diluted share, for the first nine months of fiscal 2008.

Inventory

At October 31, 2009, total inventory was $108.2 million compared to $98.6 million at January 31, 2009 and $130.3 million at November 1, 2008.

Inventory at the end of the third quarter of fiscal 2009 decreased $22.1 million, or 17.0%, as compared to November 1, 2008. Over the past twelve months, we have been making a concerted effort to manage our inventory levels during the economic recession.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

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

The current retail environment has been impacted by the recent volatility in the financial markets and the uncertainty in the economy, all of which could result in unanticipated adverse effects on our business. However, we currently believe that our existing cash generated by operations together with our availability under our credit facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements. In determining future liquidity and cash flow for fiscal 2009, we factored in potential decreases in sales for fiscal 2009 of 11%-12%. We anticipate that we will be able to generate free cash flow of approximately $15.0-20.0 million in fiscal 2009 despite a lower sales base. For the first nine months of fiscal 2009, free cash flow improved $15.5 million to $3.8 million from $(11.7) million for the first nine months of fiscal 2008. See “Presentation of Non-GAAP Measures” above regarding non-GAAP free cash flow.

For the first nine months of fiscal 2009, cash provided by operating activities was $7.2 million as compared to cash used for operating activities of $0.7 million for the corresponding period of the prior year. The improvement in cash flows from operations was primarily due to improved operating results and the timing of working capital accounts, primarily related to accrued expenses.

In addition to cash flow from operations, our other primary source of working capital is our Credit Facility which has a total commitment of $110.0 million, although the amount that can be borrowed is limited to the borrowing base as defined by the Credit Facility, which is comprised primarily of the liquidation value of our inventory. The maturity date of the Credit Facility is October 29, 2011. At October 31, 2009, our borrowing base under our Credit Facility was $74.2 million. Borrowings under the Credit Facility bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”) and vary depending on our levels of excess availability. Our Credit Facility is described in more detail in Note 2 to the Notes to the Consolidated Financial Statements.

We had outstanding borrowings under the Credit Facility at October 31, 2009 of $25.7 million. Outstanding standby letters of credit were $2.5 million and outstanding documentary letters of credit were $0.9 million. Average monthly borrowings outstanding under this facility during the first nine months of fiscal 2009 were approximately $37.8 million, resulting in an average unused excess availability of approximately $30.7 million. Unused excess availability at October 31, 2009 was $49.7 million. Our obligations under the Credit Facility are secured by a lien on all of our assets.

At October 31, 2009, we have reduced our total debt, including our long-term debt, by $37.0 million, or 51.8%, to $34.5 million from $71.5 million at November 1, 2008.

During the third quarter of fiscal 2009, we raised gross proceeds of $13.6 million from the sale of 4.95 million shares of our common stock through a registered direct offering. Offering costs associated with the sale were approximately $1.1 million. The net proceeds of approximately $12.5 million from this offering were used for general corporate purposes, primarily the repayment of indebtedness.

Capital Expenditures

The following table sets forth the stores opened and related square footage at October 31, 2009 and November 1, 2008, respectively:

	At October 31, 2009		At November 1, 2008
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
Casual Male XL	465	1,667	473	1,654
Rochester Big & Tall	20	161	27	220

Total Stores	485	1,828	500	1,874

Total cash outlays for capital expenditures for the first nine months of fiscal 2009 were $3.4 million as compared to $9.4 million for the first nine months of fiscal 2008.

Our capital expenditures for fiscal 2009 are expected to approximate $5.0 million, which we believe to be an adequate level of expenditures to maintain our infrastructure, the condition of our stores, conduct certain necessary real estate relocations and advance our technology projects for further productivity enhancements. Our capital projects for fiscal 2009 have been limited to those that we believe will provide a substantial financial benefit, such as our inventory integration project. With the exception of $0.5 million for the conversion and development of five hybrid Rochester/Casual Male XL stores, we do not plan on opening any new store locations during fiscal 2009.

Below is a summary of store openings and closings since January 31, 2009:

	Casual Male	Rochester Big &Tall	Total stores
At January 31, 2009	467	27	494
New outlet stores	—	—	—
New retail stores (1)	1	—	1
Closed stores (1)	3	7	10

At October 31, 2009	465	20	485

Relocations	8	—	8

(1)	During the second quarter of fiscal 2009, we converted one of our Rochester Clothing stores to a Casual Male XL store. Also during the second quarter of fiscal 2009, we closed five of our Rochester Clothing store locations in connection with the conversion of five of our existing Casual Male XL stores into our new hybrid Rochester/Casual Male XL store format.

At the end of fiscal 2009, we expect to have 480 stores as a result of closing four additional Casual Male XL stores and one Rochester Clothing store during the fourth quarter.

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires October 29, 2011, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At October 31, 2009, the interest rate on our prime based borrowings was 3.25%. Approximately $23.5 million of our outstanding borrowings were in LIBOR contracts with an interest rate of approximately 1.49%. Based upon a sensitivity analysis as of October 31, 2009, assuming average outstanding borrowing during the first nine months of fiscal 2009 of $37.8 million, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $189,000 on an annualized basis.

Foreign Currency

Our Sears Canada catalog operations conduct business in Canadian dollars and our Rochester Clothing store located in London, England conducts business in British pounds. Our international e-commerce sites conduct business in Euros and British pounds. If the value of the Canadian dollar, British pound or Euro against the U.S. dollar weakens, the revenues and earnings of these operations will be reduced when they are translated or remeasured to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of October 31, 2009, sales from our Sears Canada operations, our London Rochester Clothing store and our international e-commerce sites were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse affect on our financial position or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2009. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We held our 2009 Annual Meeting of Stockholders on August 27, 2009. The matters submitted to a vote of our stockholders and the corresponding voting results are as follows.

(i) Our stockholders elected eight directors to hold office until the 2010 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The results of the voting were as follows:

Directors	Votes FOR	Votes AGAINST
Seymour Holtzman	29,864,434	7,998,133
David A. Levin	29,849,108	8,013,459
Alan S. Bernikow	28,798,712	9,063,885
Jesse Choper	28,730,003	9,132,564
Ward K. Mooney	30,559,597	7,302,970
George T. Porter, Jr.	28,740,003	9,122,564
Mitchell S. Presser	30,625,083	7,237,484
Robert L. Sockolov	29,929,493	7,933,074

(ii) Our stockholders approved an amendment to our Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to increase the authorized number of shares of our common stock from 75,000,000 shares to 100,000,000 shares. The results of the voting were as follows:

Votes FOR	Votes AGAINST	Votes ABSTAINED

37,355,964	501,672	4,930

(iii) Our stockholders approved an amendment to our Certificate of Incorporation to reclassify our existing common stock into new shares of common stock that provide for limitations on the transferability of the common stock in certain circumstances, in an effort to preserve our ability to utilize our net operating loss carryforwards. The results of the voting were as follows:

Votes FOR	Votes AGAINST	Votes ABSTAINED

37,376,445	453,892	32,229

(iv)	Our stockholders approved an amendment to our 2006 Incentive Compensation Plan increasing the total number of shares of common stock authorized for issuance under the plan by 750,000 shares, from 2,500,000 to 3,250,000 shares. The results of the voting were as follows:

Votes FOR	Votes AGAINST	Votes ABSTAINED	Broker Non-Votes
21,856,099	8,643,816	2,950	7,359,702

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Casual Male Retail Group, Inc. 2006 Incentive Compensation Plan, as amended (included as Appendix C to the Company’s Definitive Proxy Statement filed with the SEC on July 30, 2009, and incorporated herein by reference).

10.2	Form of Subscription Agreement dated September 1, 2009 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 2, 2009, and incorporated herein by reference).

10.3	Employment Agreement between the Company and Peter Stratton, Jr. dated June 15, 2009 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 28, 2009, and incorporated herein by reference).

10.4	Extension to Consulting Agreement, effective as of May 17, 2009, between the Company and Jewelcor Management, Inc.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.

Date: November 20, 2009	By:	/S/ PETER H. STRATTON, JR.
Peter H. Stratton, Jr.
Senior Vice President of Finance, Corporate Controller
and Chief Accounting Officer