Form 10-K
period 2010-01-30
CASUAL MALE RETAIL GROUP INC
filed 2010-03-19
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2010 (Fiscal 2009)	Commission File Number 01-34219

CASUAL MALE RETAIL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

(781) 828-9300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 1, 2009, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $62.3 million, based on the last reported sale price on that date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily determinative for other purposes.

The registrant had 47,171,696 shares of Common Stock, $0.01 par value, outstanding as of March 10, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III.

CASUAL MALE RETAIL GROUP, INC.

Index to Annual Report on Form 10-K

Year Ended January 30, 2010

PART I.

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Annual Report are generally located in the material set forth under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause our actual results to differ materially from such forward-looking statements, including, without limitation, those risks and uncertainties, set forth under Item 1A, Risk Factors, which begins on page 17 of this report. Readers are encouraged to carefully review these risks and uncertainties.

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

Item 1. Business

Casual Male Retail Group, Inc. together with our subsidiaries (the “Company”) is the largest specialty retailer of big & tall men’s apparel with retail operations in the United States and London, England and direct businesses throughout the United States, Canada and Europe. We operate under the trade names of Casual Male XL, Casual Male XL Outlets, Rochester Clothing, B & T Factory Direct, Shoes XL and Living XL. We operate 395 Casual Male XL retail stores, 65 Casual Male XL outlet stores and 19 Rochester Clothing stores. Our direct business includes several catalogs and e-commerce sites which support our brands and product extensions. Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Casual Male Retail Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 as “fiscal 2009,” “fiscal 2008” and “fiscal 2007,” respectively.

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

Since the acquisition in 2002, we have invested approximately $75.0 million, of the total $114.6 million spent in capital over the past seven years, toward rebuilding our infrastructure, including:

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

•

refreshing our real estate portfolio through our remodeling and relocation initiatives. Since 2002, we have remodeled approximately 265 of our Casual Male retail and outlet stores and have relocated another 59 to improved locations;

•	acquiring Rochester Clothing in fiscal 2004, with its then 24 retail stores; and,

•

re-branding all of our Casual Male stores, including all signage, from Casual Male Big & Tall to Casual Male XL. This name change helped to remove the stigma associated with the words “big & tall” and was positively received throughout the chain.

Over the same seven-year period, we have improved upon our business in a number of other ways to better service our customers, such as:

•	assembling product assortments that appeal to our broad target market with varied demographics and socioeconomic levels;
•

developing a store assortment planning methodology that matches each store location’s apparel lifestyle preferences with a universal array of product assortments, all of which can be found on our five shopping websites;

•

increasing the number of sizes we offer, which approximates 12 sizes in tops and 49 sizes in bottoms. We have sophisticated system applications to help optimize size management while maintaining an acceptable in-stock position by size in all of our locations;

•

expanding our direct business from 5% of our sales in fiscal 2002, to almost 20% of our sales in fiscal 2009. Our multi-channel operation provides our customers with consistent product assortments, pricing, and marketing, emphasizing customer convenience; and,

•	culturally shifting the focus of our field organization and call center to the apparel needs of our customers, helping them fulfill their wardrobe needs consistent with their lifestyles.

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

OUR BUSINESS

We operate as a multi-channel retailer with three primary retail brands: B&T Factory Direct, Casual Male XL and Rochester Clothing. The B&T Factory Direct customer is a value-oriented consumer focused primarily on his very basic apparel needs. The Casual Male XL customer is a consumer of primarily moderately priced branded and private label casual sportswear and dresswear, while our Rochester Clothing customer is a luxury-oriented consumer of fine quality, designer and branded menswear. Our objective is to appeal to all of our customers by providing a good, better, best array of product assortments in all primary lifestyles with multiple and convenient ways to shop.

In addition to our e-commerce and catalog businesses for B&T Factory Direct, Casual Male XL and Rochester Clothing, we operate international web stores for both brands in six European countries. Also, with shoes being an integral part of our customer’s wardrobe, we operate a direct business, Shoes XL, to improve our penetration in the shoe product line. Lastly, our direct business, Living XL, specializes in high-quality household products which help larger people maintain a more comfortable lifestyle. These direct businesses are a natural extension of our store operations and extend the reach of our brands by offering an easy way for our customers to shop.

This multi-channel approach has enabled us to grow our business by offering a shopping alternative to the full spectrum of our potential target group. Through acquisitions, new business formats and new product development, we believe we cater to all income demographics from the value-oriented consumer to the high-end luxury-oriented consumer. We offer our customers merchandise in all lifestyles from casual to business, young to mature, in all sizes XL and up.

Another critical part of the business operation is managing the number of sizes offered to our customers and optimizing our in-stock position throughout the season. In the effort to improve our in-stock position of all sizes, during fiscal 2009, we systemically combined our retail and direct channel inventories. This move not only improved efficiencies, but also customer service. Moreover, our planning and allocation methodologies, with respect to store assortment planning, help to optimize each location’s market potential without excessive inventory levels.

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

We offer a private label program, specifically for our Casual Male XL outlet stores and our B&T Factory Direct businesses, which is similar to our lifestyle private label lines found in our full-price retail stores but made at lower costs and sold at lower price points for our value-oriented customers. We currently carry Canyon Ridge, which is similar in style to our Harbor Bay product line, 555 Turnpike, which is targeted toward our younger customers similar to 626 Blue, and Fuse, a contemporary line similar in style to our Synrgy product line.

In addition, B&T Factory Direct will often feature special clearance opportunities of product obtained from Casual Male XL and Rochester Clothing, offering the B&T Factory Direct customer the ability to purchase branded product and seasonally fashion product for a specially reduced price.

During fiscal 2009, we mailed 10 editions of our B&T Factory Direct catalog with a circulation of two million. Approximately 11% of our business is generated by B&T Factory Direct and our Casual Male XL outlet stores, which carry the B&T Factory Direct product. The demographic and socioeconomic characteristics of this market segment are value-oriented customers, which has significant growth potential for us. The B&T Factory Direct catalog and e-commerce business was started in 2007.

Casual Male

Our Casual Male business offers an extensive selection of quality sportswear, dress clothing and footwear for the big & tall customer at moderate prices. Our full-price Casual Male merchandise is sold through our 395 Casual Male XL retail stores, Casual Male XL catalogs and e-commerce site www.casualmaleXL.com.

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

We carry several private label lines in our Casual Male XL retail stores and direct businesses which perform very strongly and represent approximately 70% of our sales:

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

•	Synrgy targets the customer looking for a contemporary look. The merchandise is inspired by Perry Ellis Portfolio and Calvin Klein’s sportswear line.

•	Oak Hill is a premier line catering to those customers looking for slightly more style and quality than our Harbor Bay but still in a traditional lifestyle.

In addition to our many private label lines, we carry several well-known brands of merchandise including: Polo Ralph Lauren, Nautica, Nautica Jeans Co., EcKo, Levi’s®, Dockers®, Calvin Klein, Reebok®, Sean John, RocaWear and others.

Our private label brands, together with the traditional well-known brands, enable us to cater better to the various market segments of our overall target market. Our research has shown that we need to appeal to a variety of customers within the big & tall market in our efforts to become the preferred choice among big & tall men.

Our stores are merchandised to showcase entire outfits by lifestyle, including traditional, active, young men’s, dresswear and contemporary. This format allows us to merchandise key items and seasonal goods in prominent displays and makes coordinating outfits easier for the customer while encouraging multi-item purchases. This lifestyle layout also allows us to better manage store space in each market to target local demographics. Stores are clustered to meet the demographic needs of customers by climate and ethnicity. The key item strategy is also fully integrated by lifestyle, allowing us to focus on merchandise presentation and offer our customers a compelling value proposition.

Retail Operations

Casual Male XL retail stores.

At January 30, 2010, we operated 395 Casual Male XL full-price retail stores, located primarily in strip centers, power centers or stand-alone locations. These stores offer a broad selection of basic sportswear, other casual apparel, dress wear and accessories, as well as a full complement of our private label collections. The average Casual Male XL retail store is approximately 3,658 square feet and has approximately $165 in sales per square foot annually.

Casual Male XL outlet stores.

At January 30, 2010, we operated 65 Casual Male XL outlet stores designed to offer a wide range of casual clothing for the big & tall customer at prices that are generally 20-25% lower than those offered at our full-price retail stores. Much of the merchandise in the outlet stores is offered with the purchasing interests of the value-oriented customer in mind. The merchandise assortments and brands carried in the outlet stores are consistent with the merchandise strategies carried in our direct business, B&T Factory Direct, which is discussed above. The average Casual Male XL outlet store is approximately 3,188 square feet and has approximately $185 in sales per square foot annually.

Casual Male XL Direct Businesses

Our direct businesses are a vital part of our multi-channel business, by allowing us to service our customers better whether from their home or in our store. Our direct businesses bridge that gap for us by encouraging and expecting our store associates to use our catalog and websites to help fulfill our customers’ clothing needs. If an item is not available in our store, then our store associates can order the item for our customer through one of our direct channels and have it shipped to the store or directly to the customer. The success of this program represents 5% of our retail stores’ sales, which are now derived from in-store orders placed through our direct channels.

Our Casual Male XL website, www.casualmaleXL.com, and our “Casual Male XL” catalogs offer an assortment of merchandise similar to what is available in the stores, but also offer a broader selection of brands, styles and sizes. During fiscal 2009, we issued 15 editions of our Casual Male XL catalogs and circulated over seven million catalogs. We also own the domain name www.bigandtall.com. This site acts as a portal to our Casual Male XL, Rochester Clothing, B&T Factory Direct, Living XL and Shoes XL websites in an effort to generate additional traffic.

Through our business relationship with Sears U.S. and Sears Canada, we offer selected Casual Male merchandise on their websites at www.Sears.com and www.Sears.ca. We also have a co-branded section in the Sears Canada catalog, in which we appeared in 3 editions during fiscal 2009.

Rochester Business

An important element to our business is our high-end, luxury fashion apparel offered by Rochester Clothing. Approximately 14% of our business is done by Rochester Clothing, although with our Destination XL strategic initiative to expand our business, Rochester Clothing product assortments can be efficiently offered in many more locations.

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

We have also been building a private label program specifically for our Rochester customers. In fiscal 2009, we modified and re-launched this program, introducing higher quality merchandise to complement our branded merchandise. We currently carry three private label lines: Rochester™ is targeted as a classic traditional line offering sportswear, loungewear and dress shirts; Castagne™ is positioned as a more contemporary sportswear line; and Society of One, a jeans wear brand catering to the needs of the fashion denim customer. During fiscal

2009, we also increased our offering of suits and dress shirts under our Rochester Black Label private label and have seen very positive response to this line. All of our proprietary private brands feature the highest quality fabrications, details and construction. These brands represented approximately 10% of Rochester’s sales for fiscal 2009. While we do not expect that private label will be as big of a contributor as it is in our Causal Male business, we do believe these lines have found a market with our customers.

Due to the high-end price points of our Rochester business, the decline in the economy during the past two fiscal years has had its greatest impact on our Rochester business. We strongly believe that the Rochester brand is an integral part of our overall objective of providing a shopping alternative to the full spectrum of our target customers, from the value-oriented customer to the high-end Rochester customer. As such, we undertook a few initiatives during fiscal 2009 to help mitigate the effect of the economy, such as: adding a selection of more moderately priced well-known branded apparel lines, improving the quality of our private label lines while maintaining strong merchandise margins and converting five of our Rochester locations into a new hybrid store format, which we discuss below under “Business Strategy.”

Retail Operations

Rochester Clothing stores

At January 30, 2010, we operated 19 Rochester Clothing stores, located in major cities throughout the United States and one store in London, England. The Rochester Clothing stores provide the customer with high-end merchandise from well-recognized brands. The average Rochester Clothing store is approximately 8,116 square feet and has approximately $239 in sales per square foot annually.

Rochester Clothing direct businesses

Because we currently have only 19 Rochester Clothing retail locations, which may not be accessible for many of our Rochester customers, our direct businesses are a significant portion of our overall Rochester business. Our “Rochester Big & Tall” catalog and www.rochesterclothing.com website offer an assortment of clothing that is similar to what can be found in our Rochester retail stores, with a broader selection in most cases. During fiscal 2009, we issued 13 editions of the Rochester Big & Tall catalog with a circulation of 2.3 million.

Our Other Direct Businesses

Shoes XL

Our website www.shoesXL.com carries a complete line of men’s footwear in extended sizes. This website offers our customers a full range of footwear in hard-to-find sizes. Our plan is to significantly increase our sales penetration in the shoe product category to levels which are more in line with men’s apparel spending for shoes. The assortment on Shoes XL is a reflection of our apparel, with a broad assortment from moderate to luxury and from casual to formal. Shoes XL currently has a selection of more than 500 styles of shoes, ranging in sizes from 10M to 18M and widths up to 5E. We carry a number of designer brands including Cole Haan, Allen Edmonds, Timberland, Calvin Klein, Lacoste and Bruno Magli. Shoes XL is also supported with a catalog. In fiscal 2009, we mailed four editions with a circulation of over one million.

In addition, we have added the expanded shoe assortments within our existing Casual Male XL and Rochester Clothing catalogs, including on our websites, www.casualmaleXL.com, www.btdirect.com and www.rochesterclothing.com, as well as featuring the entire shoe product assortments on www.shoesXL.com.

Living XL

Our Living XL business, which includes our website www.livingxl.com and our Living XL catalogs, specializes in the selling of select unique, high-quality products which help larger people maintain a more comfortable lifestyle. The types of products sold on our website and in our catalogs benefit both men and women and include chairs, outdoor accessories, travel accessories, bed and bath and fitness equipment. During fiscal 2009, we mailed 9 editions of our Living XL catalog with a circulation of 1.8 million.

International Web Stores

Launched in late 2008, we operate online stores for both our Casual Male XL and Rochester Clothing brands in six European countries: U.K., Germany, France, Italy, Spain and the Netherlands. We engage GSI Commerce, Inc. (“GSI”), a leading provider of e-commerce solutions, for the design, development and operations of the 12 online stores. GSI provides the Web store design, order processing, fulfillment and customer call center services for each of the Web stores. Each online store is tailored to the specific European country in which it operates and includes country-specific components, such as online payment processing, content translation and customer service.

BUSINESS STRATEGY

While our short-term goals over the past eighteen months have been primarily focused on maintaining a strong liquidity position and generating free cash flow during the recent economic recession, our long-term goal continues to be market share growth and overall improved profitability. Through strong inventory management, improved merchandise margins and expense reductions, during fiscal 2009, we were able to offset the decrease in sales that occurred as a result of the drop in consumer retail traffic and improve operating profitability and free cash flow.

With our current business in a stable, profitable and cash generating position, we are ready to pursue new opportunities that would strengthen our multi-channel experience for our existing customers while attracting new target customers to help us achieve our long-term objective of market share growth. We have a very diverse customer base which we currently service essentially through our three separate businesses, B&T Factory Direct, Casual Male XL and Rochester Clothing. Our customers have diverse lifestyles, ages, income levels and shopping habits. Increasing our market share is dependent on us being able to appeal to this entire diverse market. Presently, our customers are somewhat segregated by income demographics, with Rochester representing the high-end while B&T Factory Direct represents the value-end. This makes it difficult for our customers to have the ability to experience the extensive range of merchandise at a broad range of price points that we have to offer. We believe that by developing a store concept that could cater to all aspects of this diverse customer group will lead to market share growth for us.

During fiscal 2009, we tested a new hybrid store format in five of our existing Rochester stores. The hybrid store format is a combination Casual Male XL store and a Rochester Clothing store. The combination allows our customers to see an extended offering of our merchandise across both brands. Approximately 70% of sales for these hybrid stores were derived from our Casual Male brands with the balance being from our Rochester brands. Through the end of fiscal 2009, even though our hybrid locations experienced similar sales trends as our other stores, the average store volume improved by 50% compared to the combined results of the two stand-alone locations in the prior year. Each combined location was substantially more profitable than the previous stand-alone locations. Furthermore, the hybrid stores’ test of customer acceptance of cross-brand shopping was successful.

Coming Fiscal 2010 – “Destination XL”

Working with JGA, one of the nation’s leading retail design, brand strategy and architectural firms, during fiscal 2010 we plan to open the first big & tall men’s superstore. In an effort to expand upon the success of our hybrids and appeal to our entire customer base by offering a comprehensive selection of all the merchandise that we have to offer, we will be launching Destination XL™. We know that our customer tends to be a destination shopper when it comes to purchasing apparel for himself, so we want to ensure that our customers can meet their multiple shopping needs in one trip to our store.

Destination XL will be a supercenter, averaging 11,000 square feet, catering to the many retail needs of our customers by offering a full assortment from all of our core brands, including the moderately priced Casual Male XL, the high-end fashion of Rochester Clothing, and the value-oriented offering of B&T Factory Direct, as well as expanded assortments of Shoes XL and Living XL. Our stores will not be organized by brands but rather by neighborhoods, with each neighborhood representing a lifestyle; such as Club, for traditional clothing and suits, Studio, for young mens, and Essentials, for our core basics. Within each neighborhood, we will provide our customers with multiple brands at varying price points using a good, better and best approach. We also want to create an atmosphere in each store that makes the shopping experience enjoyable, not rushed. In addition to the store being very spacious with wide aisles, our stores will also have a feeling of family entertainment, with sport lounges, pool tables, gaming stations and a section dedicated to each store’s home sport teams.

Initially, we plan to open 5 prototype stores during fiscal 2010. The ideal locations for this concept will be strip malls or standalone locations within a strip or mini-mall.

To complete this initiative, we will also be launching our Destination XL website. Similar to our new store concept, our e-commerce site will be organized by micro-sites, with tabs to enable our customers the ability to shop by lifestyle or brand or group of clothing. They will be able to shop across various brands with the convenience of one shopping cart.

The economic proposition of the Destination XL concept is greater sales productivity and efficiencies and, therefore, higher operating margins and enhanced rates of return on capital. In addition, the Destination XL concept has an opportunity to increase market share and, therefore, grow sales volumes by either capturing a greater percentage of our existing customers’ annual clothing budget, or by attracting a higher penetration of our target market, whose waist size is between 42’-46’. If the Destination XL test stores are successful, we believe that markets with a population greater than 750,000 would support at least one Destination XL store concept. A potential roll-out of the Destination XL store format will require a real estate transformation and would require five or more years to realize.

MERCHANDISE PLANNING AND ALLOCATION

Our merchandise planning and allocation area is critical to the effective management of our inventory, store assortments, product sizes and overall gross margin profitability. The merchandise planning and allocation team has an array of planning and replenishment tools available to assist in maintaining an appropriate level of inventory, in-stock positions at the store and direct levels, and pre-season planning for product assortments for each store and the direct channels. Additionally, in-season reporting identifies opportunities and challenges in inventory performance. Over the past several years, we have made important investments in implementing best practice tools and processes.

Our core merchandise makes up over 40% of our Casual Male assortment and over 25% of our Rochester assortment. Our planning and allocation team estimates quantity and demand several months in advance to optimize gross margin and minimize end-of-season merchandise for all seasonal merchandise. We have implemented an all-channel assortment planning methodology that customizes each store’s assortment to accentuate lifestyle preferences for each store.

Our merchandising data warehouse provides the merchandising team with standardized reporting for monitoring assortment performance by product category and by store, identifying in-stock positions by size and generally monitoring overall inventory levels relative to selling. At season end, we analyze the overall performance of product category, overall assortments and specific styles by store to focus on the opportunities and challenges for the next season’s pre-season planning cycle.

During the season, we utilize a markdown optimization tool developed internally to closely monitor the selling performance of our fashion assortments and compare against the planned selling curves. When actual selling performance significantly drops below planned selling curves, we will make in-season pricing adjustments so that we maintain planned levels of residual fashion product at season’s end.

Utilizing a set of specific universal reporting tools we are able to fulfill the daily, weekly and monthly roles and responsibilities of the merchandise planning and allocation team. These reporting tools provide focused and actionable views of the business to optimize the overall assortment by category and by store. We believe that by having all members of the merchandise planning and allocation team follow a standardize set of processes with the use of standardize reporting tools, our inventory performance will be optimized.

STORE OPERATIONS

We believe that our store associates are the key to creating the highest quality visit for our customers. In fiscal 2008, we began a three-year program to change the culture of our stores from essentially an operationally-driven organization to a sales-driven, customer relationship organization. Our overall goal is to help our associates become less task oriented and more focused on serving the customer. We want our associates to help our customers meet their apparel needs by building their wardrobes, not just selling our customers an item. In order to do this, we have invested in educating our associates. Our training approach not only provides product knowledge but also behavioral training; we are teaching our associates how to interact with each customer and strengthen and build upon their relationships with their customers. Because a key component to the success of this program is having the right caliber of store associates, in fiscal 2009, we outsourced the sourcing of qualified store associate candidates to a national workforce solution company.

We are also able to gauge the effectiveness of this training by measuring sales productivity at each level of the field organization, including individual sales associates. We believe that these education programs, together with monitoring sales metrics to help identify opportunities for further training, will add to our brand loyalty with our customers, while also improving sales productivity.

Our field organization is overseen by our Senior Vice President of Store Sales and Operations and is comprised of approximately 31 District Managers who provide management development and guidance to individual store managers. Our organization is divided among four geographical regions, each region consisting of 7 to 10 District Managers depending on the number of stores and the distance between them. Each District Manager is responsible for hiring and developing store managers at the stores assigned to that District Manager’s area and for the overall operations and profitability of those stores. District Managers report to one of our four Regional Directors, each of whom reports directly to our Senior Vice President of Store Sales and Operations. The Regional Directors and Senior Vice President of Store Sales and Operations coordinate all sales and operations initiatives and activities.

Each Casual Male XL store is staffed with a store manager, assistants and associates. Each store manager is responsible for achieving certain sales and operational targets and is entitled to receive bonuses based on achieving those targets. Each Rochester store is staffed with a store manager, assistant managers and sales associates. Rochester stores have an incentive-based compensation plan for managers and selling staff.

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

Advertising and marketing costs for all channels of our businesses represent approximately 4.8% of our total revenue for fiscal 2009, or approximately $19.1 million. This includes creating and distributing catalogs, retail direct mail pieces and in-store signage for our Casual Male XL business, Rochester business, as well as our supporting e-commerce businesses, including B&T Factory Direct, Living XL and Shoes XL, with active internet marketing programs.

In addition, we have a very active e-mail campaign updating all of our customers about the latest fashions, wardrobe ideas, promotional discounts and clearance specials.

We manage a customer loyalty program for our Casual Male XL customers. At of the end of fiscal 2009, approximately 95% of our Casual Male active retail customers were enrolled in this program and 80% of all of our active Casual Male customers, both direct and retail, were enrolled. Under the program, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds. Rewards earned are valid through the stated expiration date, which is approximately three months from the mailing date and can be redeemed for a discount on a future purchase of merchandise from us. Rewards not redeemed during the three-month redemption period are forfeited. In fiscal 2009, we modified and expanded our current loyalty program. Under the revised program, the point threshold under which rewards are earned was increased, but the value of the earned award as a percentage of points is greater. In addition, points accumulate on a calendar year and will reset with the beginning of a new year.

In March 2009, we rolled out a new level of our loyalty program, Prestige XL. Prestige XL is a rewards program for our top highest-spending customers. This group of individuals spends on average over $1,000 per year. The objective of this program is to recognize these customers and continue to build brand loyalty with them, which closely aligns with our overall store operation objective of building strong customer service. Our store associates are able to identify our Prestige XL customer and cater to his shopping needs. The customer receives specialized benefits including double points, preferred sales, special e-commerce offers and catalog shout-outs. Only a select few are invited to join the Prestige XL program and enrollment will only be for one year. Each year we will award our past year’s highest spending customers a Prestige XL loyalty card.

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

For fiscal 2010, we have slightly increased our marketing budget by approximately $1.5 million to approximately $20.7 million, primarily to support the launch of our new Destination XL concept. Our overall focus and marketing objectives for fiscal 2010 will remain consistent with the past year. We plan to continue to focus on our existing loyal customer base through our direct mail and email programs. In general, mass-media advertising and prospecting of new customers will be minimal. However, some mass media advertising and new customer prospecting may occur in local markets in connection with our Destination XL launch. During fiscal 2009, we began tailoring our circulation towards our more active customers and reducing the number of circulations to our less productive customers. By focusing on this more active group of customers, we are able to improve our productivity while minimizing our costs.

GLOBAL SOURCING

We manage a growing direct sourcing program for our private label merchandise. During fiscal 2009, over 70% of our Casual Male merchandise is from our private label product lines. All channels within Casual Male and, on a smaller scale, Rochester, have benefited from our direct sourcing initiatives resulting in increased markups as compared to our brand-name product lines. In addition to direct sourcing of apparel, we began the direct sourcing of Living XL in fiscal 2008.

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

In an effort to minimize foreign currency risk, all payments to our direct sourced vendors and buying agents are made in U.S. dollars through the use of letters of credit or payment on account. In fiscal 2009, approximately 30% of our merchandise product flow was directly sourced by our Global Sourcing group.

DISTRIBUTION

All of our distribution operations, with the exception of our International Web stores, are centralized in our headquarters and distribution center located in Canton, Massachusetts. See discussion above regarding our International Web Stores.

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

Since 2003, we have utilized United Parcel Services (“UPS”) for all our store shipments as well as all domestic customer deliveries. This association with UPS has improved our distribution capabilities while also reducing our shipping costs. By utilizing UPS, we are able to track all deliveries from the warehouse to our individual stores, including the status of in-transit shipments. In addition, we are able to provide our customers with Authorized Return Service and Web labels, making returns more convenient for them. Our current contract with UPS is through December 2013.

We utilize the Manhattan Associates’ PKMS warehousing application for our distribution center systems, which has significantly streamlined our distribution processes, enhanced our in-transit times, and significantly reduced our distribution costs. In addition, we have slightly altered our distribution strategy as it relates to seasonal merchandise to allow for replenishment of styles at the color and size level which has optimized sales opportunities and minimized our end of season clearance markdowns. This seasonal merchandise distribution strategy requires a significantly higher volume of individual piece processing, a more costly distribution method in contrast to carton handling. However, in conjunction with the installation of a more efficient PKMS warehousing application, we have also updated our processes in order to optimize the new system’s capabilities in areas such as receiving, cross-dock handling, put-away, and picking including the use of scanning equipment. Accordingly, in spite of the shift in distribution strategy to include the more costly piece replenishment, our distribution costs have decreased and are expected to continue to decrease as a result of the new systems and the adoption of updated process flows. In-bound calls and order fulfillment for our direct businesses are also currently handled at our Canton facility.

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

All of our stores have state-of-the-art point-of-sale (“POS”) terminals supplied by IBM. The business is supported by a POS business application provided by Epicor, formerly NSB Group. The POS applications capture daily transaction information by item, color and size. Communication between our corporate headquarters and all of our stores is facilitated on a daily basis through the use of an electronic mail system. The POS system includes a multitude of features including CRM tools that enable us to track customer buying habits and provide us with the ability to target customers with specific offers and promotions.

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

Using QuantiSense, a business intelligence and data warehousing application, we are able to provide our management team with the ability to integrate data from several sources into reports that are useful and easily obtained. With its customized reporting capabilities, we have visibility down to the lowest level: style, SKU and store. Over the past few years, we have developed customized reporting that has been extremely beneficial to our business. With the use of this software, we now have store grading applications and size scaling to the store level. During fiscal 2008, we completed the customization of our merchandise allocation roles and created a standardized set of “best practices.” During fiscal 2009, we designed similar sets of standardized best practices for our planning group. These reporting and processing enhancements will allow us to further improve our inventory management.

Since we acquired Casual Male in fiscal 2002, the infrastructure of our management information systems has consistently been a priority to us. The investments that we have made in this regard have substantially improved our overall efficiency and most importantly have enabled us to better manage our most valuable asset – our inventory. Even though we considerably reduced our capital expenditures for fiscal 2009 and expect only slightly higher levels for fiscal 2010, there were several projects which we believe needed to occur as they enable us to further streamline our operations and ultimately result in future cost savings.

The largest of these projects was the establishment of one chain-wide inventory system. Prior to fiscal 2009, our direct businesses and retail businesses maintained separate inventory systems. During fiscal 2009, we completed the integration of these systems so that our inventory is shared among all channels of our business. The completion of this project provides numerous benefits to us including eliminating the redundancy of inventory items that currently exist as a result of managing two systems and, from an operational perspective, it simplifies the ordering process considerably.

Along similar lines, during fiscal 2010, we plan to integrate our primary merchandise management system with our product lifecycle management system. The completion of this project will provide our merchants and sourcing department with full visibility and automation from purchase order to received shipments, which is increasingly more important as our private label program continues to grow.

During fiscal 2010 we will also be working to upgrade our websites to the latest platform, which will have internal benefits as well as improve our customers’ shopping experience. In the second half of fiscal 2010, we also plan to launch our Destination XL website which will include the latest in best practices, features and functions. We will be adding enhanced advanced search programs allowing more complex faceted searches. Our primary short-term goal is to maintain and strengthen our relationship with our customer: when they visit our direct businesses on-line, we want to ensure that the experience is effortless and that they find what they are looking for.

Our Casual Male and Rochester system platforms will be merged to deliver greater efficiencies and open our full product assortment to all of our business formats.

COMPETITION

Our business faces competition from a variety of sources, including department stores, mass merchandisers, other specialty stores and discount and off-price retailers, as well as other retailers that sell big & tall merchandise. While we have successfully competed on the basis of merchandise selection, favorable pricing, customer service and desirable store locations, there can be no assurances that other retailers will not adopt purchasing and marketing concepts similar to ours. In addition, discount retailers with significant buying power, such as Wal-Mart, J.C. Penney and Kohl’s, represent a source of competition for us.

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

The catalog business has several competitors, including the King Size Catalog (which is owned by Redcats USA, a wholly-owned subsidiary of Pinault-Printemps-Redoute, SA of France) and J.C. Penney’s Big & Tall Collection catalog.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

TRADEMARKS/TRADEMARK LICENSE AGREEMENTS

We own several servicemarks and trademarks relating to our businesses, including, among others, “Casual Male®”, “Casual Male XL™”, “B&T Factory Direct™”, “Rochester Big & Tall™”, “Harbor Bay®”, “Oak Hill™”, “Flex-Zone™”, “Comfort Zone™”, “Synrgy™”, “Society of One™”, “Castagne™”, “Destination XL™” and “DXL™”. We also have a U.S. patent for an extendable collar system, which is marketed as “Neck-Relaxer®.”

EMPLOYEES

As of January 30, 2010, we employed approximately 2,529 associates, of whom 1,560 were full-time personnel. We hire additional temporary employees during the peak Fall and Holiday seasons. None of our employees are represented by any collective bargaining agreement.

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

Risks Related to Our Company and Our Industry

Although the disruptions in the capital and credit markets related to the recent national and world-wide financial crisis appear to be improving, any re-occurrence could adversely affect our results of operations, cash flows and financial condition, or those of our customers and vendors.

The recent disruptions in the capital and credit markets or the re-occurrence of those disruptions could adversely impact our results of operations, cash flows and financial condition, or those of our customers and vendors. Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity. Such disruptions may also adversely impact the capital needs of our customers and vendors, which, in turn, could adversely affect our results of operations, cash flows and financial condition.

Our business is seasonal and is affected by general economic conditions.

Like most other retail businesses, our business is seasonal. Historically, approximately 50% or more of our operating income has been generated during November, December and January. Like other retail businesses, our operations may be negatively affected by local, regional or national economic conditions, such as levels of disposable consumer income, consumer debt, interest rates and consumer confidence. As we experienced during fiscal 2008 and 2009, the recent economic downturn caused consumers to reduce their spending, which negatively affected our sales. A sustained economic downturn would have had an adverse affect on our results of operations.

Our business may be adversely affected by economic and foreign issues abroad.

Economic and civil unrest in areas of the world where we source merchandise for our global sourcing program, as well as shipping and docking issues could adversely impact the availability and cost of such merchandise. Political instability, the financial instability of our suppliers, merchandise quality issues, trade restrictions, tariffs, currency exchange rates, transport capacity and costs, inflation and other factors relating to foreign trade are beyond our control. In the event of disruptions or delays in deliveries due to economic or political conditions in foreign countries, such disruptions or delays could adversely affect our results of operations unless and until alternative supply arrangements could be made. These and other issues affecting our suppliers could adversely affect our business and financial performance.

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

All merchandise for our stores and ecommerce operations is received into our centralized distribution center in Canton, Massachusetts, where the inventory is then processed, sorted and shipped to our stores. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. Although we believe that our receiving and distribution process is efficient and well-positioned to support our strategic plans, events beyond our control, such as disruptions in operations due to fire or other catastrophic events, employee matters or shipping problems, could result in delays in the delivery of merchandise to our stores.

With all of our management information systems centralized in our corporate headquarters, any disruption or destruction of our system infrastructure would materially affect our business. This type of disaster is mitigated by our offsite storage and disaster recovery plans, but we would still incur business interruption which could impact our business for several weeks.

Although we maintain business interruption and property insurance, we cannot be sure that our insurance will be sufficient, or that insurance proceeds will be timely paid to us, in the event our distribution center is shut down for any reason or if we incur higher costs and longer lead times in connection with a disruption from our distribution center.

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

We have been Payment Card Industry (“PCI”) compliant since 2007, which we believe is important in ensuring that our security systems are protected.

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

The market price of our common stock has fluctuated in the past and may increase or decrease rapidly in the future depending on news announcements and changes in general market conditions. Since January 1, 2003, the closing price of our common stock has ranged from a low of $0.26 per share (March 9, 2009) to a high of $14.95 per share (October 26, 2006). The following factors, among others, may cause significant fluctuations in our stock price:

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

We have a Shareholder Rights Agreement, dated as of December 8, 2008, as amended on June 29, 2009 and December 7, 2009 (as amended, the “Rights Agreement”), under which the Board authorized and declared a dividend of one preferred stock purchase right (a “Right” and collectively, the “Rights”) for each share of the Company’s common stock. Each Right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $5.00 per share, subject to adjustment.

The Rights become exercisable upon the occurrence of certain events and may make the acquisition of our Company more difficult and expensive. The Rights Agreement may delay or prevent an acquisition of us that stockholders may consider favorable, which could decrease the value of our common stock. The Rights will expire at 12:00 midnight at the end of the day on June 1, 2010, unless the Rights are earlier exchanged or redeemed by our Board of Directors.

State laws and our certificate of incorporation, as amended, may inhibit potential acquisition bids that could be beneficial to our stockholders.

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

As of January 30, 2010, we operated 395 Casual Male XL retail stores, 65 Casual Male XL outlet stores and 19 Rochester Clothing stores. All of these stores are leased by us directly from owners of several different types of centers, including life-style centers, shopping centers, free standing buildings, outlet centers and downtown locations. The store leases are generally five years in length and contain renewal options extending their terms to between 5 and 10 years. Following this discussion is a listing by state of all store locations open at January 30, 2010.

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

During fiscal 2009, we actively worked with all of our landlords to review our current lease agreements in light of the economic conditions of the past fiscal year. In general, the entire real estate portfolio was reviewed and where possible we sought revised terms with landlords. For instance, for leases that had an upcoming rent escalation, we requested rent reductions and in some situations requested rent stabilization from various landlords. We expect that these discussions will continue during fiscal 2010 as additional leases with extension clauses come due.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Capital Expenditures.”

Store locations by State at January 30, 2010

Casual Male XL Retail, Casual Male XL Outlet and Casual Male XL Retail/Rochester Hybrid Stores

(Outlets denoted by an asterisk, Hybrid stores denoted by an “H”)

Alabama	California, cont.	Florida, cont.	Indiana	Massachusetts

Foley*

Hoover

Huntsville

Montgomery

Arizona

Chandler

Gilbert

Glendale

Mesa

Phoenix (2)

Phoenix

Tempe*

Tucson (2)

Arkansas

Jonesboro

Little Rock

California

Bakersfield

Camarillo*

Commerce *

Culver City

Daly City

Downey

Dublin

El Cajon

Emeryville

Escondido

Folsom*

Fremont

Fresno

Fullerton

Gilroy*

Glendale

Lake Elsinore*

Lake Forest

Lakewood

Lawndale

Long Beach

Los Altos

Los Angeles

Modesto

Northridge

Ontario*

Orange

Oxnard

Palmdale

Palm Desert

Pasadena

Pleasant Hill

Rancho Cucamonga

Riverside Roseville

Sacramento (2)

Salinas

San Bernardino

San Diego

San Jose

San Jose (H)

San Leandro

Santa Ana

Santa Rosa

Stockton

Temecula

Tracy*

Tulare*

Upland

Vacaville*

Valencia

Victorville

West Covina

Woodland Hills

Colorado

Colorado Springs

Glendale

Lone Tree

Loveland*

Westminster

Connecticut

Danbury

Groton

Hamden

Manchester

Milford

Waterbury

West Hartford

Westbrook*

Westport

Wethersfield

Delaware

Dover

Rehoboth Beach*

Wilmington

Florida

Altamonte Springs

Boynton Beach

Brandon

Daytona Beach

Fort Lauderdale

Ft. Myers

Gainesville

Hialeah

Jacksonville

Largo

Lauderdale Lakes

Miami

No. Lakeland

No. Miami Beach

Ocala

Orange Park

Orlando (3)

Pembroke Pines

Sarasota

St. Augustine*

Stuart

Tampa

Vero Beach*

West Palm Beach

Georgia

Alpharetta

Atlanta

Augusta

Calhoun*

Commerce*

Duluth

Kennesaw

Morrow

Savannah

Stone Mountain

Idaho

Boise

Illinois

Bloomingdale

Bloomington

Champaign

Chicago (2)

Evergreen Park

Fairview Heights

Hometown

Joliet

Lansing

Matteson

Naperville

Niles

North Riverside

Oakbrook

Terrace (H)

Orland Park

Peoria

Rockford

Schaumburg

Skokie

Springfield

St. Charles

Vernon Hills

Edinburgh*

Evansville

Fort Wayne

Greenwood

Indianapolis (3)

Lafayette

Merrillville

Michigan City*

Mishawaka

Muncie

Iowa

Clive

Davenport

Marion

Williamsburg*

Kansas

Overland Park

Topeka

Wichita

Kentucky

Bowling Green

Florence

Lexington

Louisville (2)

Louisiana

Baton Rouge

Bossier City*

Gonzales*

Lafayette

Metairie

Maine

Kittery*

South Portland

Maryland

Annapolis

Baltimore

Columbia

District Heights

E. Baltimore

Frederick

Glen Burnie

Greenbelt

Hagerstown*

Largo

Rockville

Towson

Waldorf

Dedham

Hanover

Hyannis

Medford

Natick (H)

North Attleboro

North Dartmouth

Saugus

Shrewsbury

Tyngsboro

West Springfield

Wrentham*

Michigan

Allen Park

Ann Arbor

Auburn Hills

Birch Run*

Flint

Grand Rapids

Howell*

Lansing

Lathrup Village (H)

Livonia

Madison Heights

Novi (Detroit)

Portage

Roseville

Saginaw

Sterling Heights

Taylor

Westland

Minnesota

Albertville*

Blaine

Burnsville

Duluth

Maplewood

Richfield

Roseville

Woodbury

Mississippi

Jackson

Gulfport*

Missouri

Branson*

Chesterfield

Columbia

Independence

Kansas City

Casual Male XL Retail, Casual Male XL Outlet and Casual Male XL Retail/Rochester Hybrid Stores, continued

Missouri, cont.	New York	Ohio, cont.	Rhode Island	Texas, cont.

Osage Beach*

Richmond Heights

St. Louis

St. Peters

Springfield

Montana

Billings

Nebraska

Lincoln

Omaha (3)

Nevada

Henderson

Las Vegas (3)

Laughlin*

Reno

New Hampshire

Salem

Manchester

Tilton*

New Jersey

Bloomfield

Cherry Hill

E. Brunswick

East Rutherford

Eatontown

Hazlet

Jackson*

Lawrenceville

Linden

May’s Landing

Menlo Park

Paramus (H)

Secaucus

Somerville

Succasunna

Tom’s River

Totowa

Union

West Berlin

Woodbury

New Mexico

Albuquerque (2)

Albany

Bayshore L.I.

Bronx

Brooklyn (3)

Carle Place

Centereach

Cheektowaga

East Northport

Elmhurst

Greenburgh

Irondequoit

Johnson City

Lake George*

Massapequa

Middleton

Nanuet

New Hyde Park

New York

Niagara Falls*

Patchogue

Poughkeepsie

Riverhead*

Rochester

Staten Island

Syracuse

Tonawanda

Valley Stream

Waterloo*

Yonkers

North Carolina

Asheville

Burlington*

Charlotte

Fayetteville

Greensboro

Greenville

Pineville

Raleigh

Smithfield*

Wilmington

Winston-Salem

North Dakota

Fargo

Ohio

Boardman

Canton

Cincinnati

Columbus (4)*

Fairlawn

Grove City

Jeffersonville*

Mansfield

Mentor

Miamisburg

North Olmsted

North Randall

Springdale

Toledo

Oklahoma

Oklahoma City (2)

Tulsa

Oregon

Beaverton

Clackamas

Eugene

Portland

Salem

Pennsylvania

Altoona

Erie

Fairless Hills

Gettysburg*

Greensburg

Grove City*

Harrisburg

King Of Prussia

Lancaster*

Monroeville

Philadelphia (3)

Pittsburgh (2)

Pottstown*

Scranton

Springfield

Tannersville*

Washington*

West Mifflin

Whitehall

Wilkes Barre

Willow Grove

Wyomissing

York

Warwick

South Carolina

Charleston

Columbia

Greenville

Myrtle Beach*

N. Charleston*

South Dakota

Sioux Falls

Tennessee

Antioch

Chattanooga

Knoxville

Lakeland*

Madison

Memphis (2)

Pigeon Forge*

Texas

Allen*

Amarillo

Arlington

Austin (2)

Canutillo*

Conroe*

Corpus Christi

Cypress*

Dallas (2)

El Paso

Fort Worth

Houston (5)

Humble

Hurst

Laredo

Lewisville

Lubbock

Mercedes*

Mesquite

Midland

Pasadena

Plano

Round Rock*

San Antonio (3)

San Marcos*

Selma

Shenandoah

Tyler

Waco

Webster

Utah

Murray

Odgen

Orem

Vermont

S. Burlington

Virginia

Alexandria

Fairfax

Fredericksburg

Hampton

Manassas

Norfolk

Richmond (2)

Roanoke

Sterling

Virginia Beach

Williamsburg*

Woodbridge*

Washington

Auburn*

Bellevue

Lynnwood

Spokane (2)

Tacoma

Tukwila

West Virginia

South Charleston

Wisconsin

Brookfield

Grand Chute

Green Bay

Greenfield

Johnson Creek*

Madison

Milwaukee

Pleasant Prairie

Rochester Clothing (excludes Casual Male XL/Rochester Hybrid stores, denoted above by an “ H” )
Southwest		North		Southeast
Beverley Hills, CA Costa Mesa, CA San Francisco, CA Walnut Creek, CA	Las Vegas , NV Dallas, TX Houston, TX	Boston, MA Chicago, IL Central Valley, NY*	King of Prussia, PA Manhasset, NY New York, NY Seattle, WA	Aventura, FL Atlanta, GA Boca Raton, FL Washington D.C. International London, England

Item 3. Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe that the resolution of these matters will not have an adverse impact on our operations or financial position.

Item 4. Reserved

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed for trading on the NASDAQ Global Select Market under the symbol “CMRG.”

The following table sets forth, for the periods indicated, the high and low per share sales prices for the common stock, as reported on Nasdaq.

Fiscal Year Ended January 30, 2010	High	Low
First Quarter	$1.47	$0.26
Second Quarter	2.60	1.15
Third Quarter	3.78	2.00
Fourth Quarter	3.26	2.08

Fiscal Year Ended January 31, 2009	High	Low
First Quarter	$5.11	$3.45
Second Quarter	4.93	2.95
Third Quarter	4.95	1.73
Fourth Quarter	1.99	0.35

As of March 10, 2010, based upon data provided by independent shareholder communication services and the transfer agent for our common stock, there were approximately 224 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agent, but does include each such broker or clearing agency as one record holder.

We have not paid and do not anticipate paying cash dividends on our common stock. In addition, financial covenants in our loan agreement may restrict dividend payments. For a description of these financial covenants see Note C to the Notes to the Consolidated Financial Statements.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following Performance Graph compares our cumulative stockholder return with that of a broad market index (Standard & Poor’s Industrials Index) and one published industry index (Standard & Poor’s 500—Composite Retail Index) for each of the most recent five years ended January 31. The cumulative stockholder return for shares of our common stock (“CMRG”) and each of the indices is calculated assuming that $100 was invested on January 31, 2005. We paid no cash dividends during the periods shown. The performance of the indices is shown on a total return (dividends reinvested) basis. The graph lines merely connect January 31 of each year and do not reflect fluctuations between those dates. In addition there is a chart of the annual percentage return of our common stock, the S & P Industrials and Composite Retail 500.

Annual Return Percentage

	Years Ending
Company/Index	Jan 06	Jan 07	Jan 08	Jan 09	Jan 10
CMRG	32.41	74.55	(60.10)	(92.37)	636.84
S&P INDUSTRIALS	9.29	11.94	1.01	(34.26)	28.22
COMPOSITE RETAIL- 500	7.84	13.97	(19.24)	(39.03)	53.65

Indexed Returns

	Base Period
Company/Index	Jan 05	Jan 06	Jan 07	Jan 08	Jan 09	Jan 10
CMRG	100	132.41	231.11	92.22	7.04	51.85
S&P INDUSTRIALS	100	109.29	122.34	123.58	81.25	104.17
COMPOSITE RETAIL - 500	100	107.84	122.91	99.26	60.52	92.99

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

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data of our company as of and for each of the years in the five-year period ended January 30, 2010 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our accompanying Consolidated Financial Statements and Notes thereto.

Our selected consolidated financial data for the years ended January 30, 2010, January 31, 2009 and February 2, 2008 and as of January 30, 2010 and January 31, 2009 have been derived from our accompanying Consolidated Financial Statements which were audited by Ernst & Young LLP, an independent registered public accounting firm. Our selected consolidated financial data for the years ended February 3, 2007 and January 28, 2006, and as of February 2, 2008, February 3, 2007 and January 28, 2006, have been derived from our Consolidated Financial Statements not included herein, which were audited by Ernst & Young LLP.

For a discussion of certain factors that materially affect the comparability of the selected consolidated financial data or cause the data reflected herein not to be indicative of our future results of operations or financial condition, see Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Years Ended(1)
	January 30, 2010 (Fiscal 2009)	January 31, 2009 (Fiscal 2008)(2)		February 2, 2008 (Fiscal 2007)(2)		February 3, 2007 (Fiscal 2006)(2)		January 28, 2006 (Fiscal 2005)
	(In millions, except per share, weighted average shares and operating data)
INCOME STATEMENT DATA:
Sales	$395.2	$444.2		$464.1		$465.4		$421.4
Gross profit, net of occupancy costs	174.6	189.6		206.0	(6)	211.6		182.2
Selling, general and administrative	151.0	178.1		178.1		168.8		151.9
Provision for employment contract termination	—	—		—		1.2		—
Provision for impairment of assets, including goodwill	—	71.4	(3)	—		—		—
Depreciation and amortization	15.5	17.1		17.4		15.0		12.7

Operating income (loss)	8.1	(77.0)		10.5		26.6		17.6
Other income (expense), net	0.6	0.5		0.5		1.1		(1.0)
Interest expense, net	(1.1)	(3.0)		(4.3)		(5.5)		(8.6)

Income (loss) from continuing operations before taxes	7.6	(79.5)		6.7		22.2		8.0
Provision (benefit) for income taxes	1.5	28.9	(4)	2.8		(21.1	)(7)	(2.8	)(7)

Income (loss) from continuing operations	$6.1	$(108.4)		$3.9		$43.3		$10.8
Loss from discontinued operations	—	(0.9	)(5)	(3.5	)(5)	(0.7)		—

Net income (loss)	$6.1	$(109.3)		$0.4		$42.6		$10.8

Income (loss) per share from continuing operations—basic	$0.14	$(2.62)		$0.09		$1.23		$0.31
Income (loss) per share from continuing operations—diluted	$0.14	$(2.62)		$0.09		$0.99		$0.30
Net income (loss) per share—basic	$0.14	$(2.64)		$0.01		$1.21		$0.31
Net income (loss) per share—diluted	$0.14	$(2.64)		$0.01		$0.98		$0.30
Weighted average shares outstanding:
for net income (loss) per share—basic	43,552	41,412		41,707		35,276		34,306
for net income(loss) per share—diluted	43,982	41,412		43,229		46,457		35,860

	Fiscal Years Ended(1)
	January 30, 2010 (Fiscal 2009)	January 31, 2009 (Fiscal 2008)(2)	February 2, 2008 (Fiscal 2007)(2)	February 3, 2007 (Fiscal 2006)(2)	January 28, 2006 (Fiscal 2005)
	(In millions, except per share, weighted average shares and operating data)
BALANCE SHEET DATA:
Working capital	$45.6	$20.0	$41.0	$66.8	$33.3
Inventories	90.0	98.6	117.8	114.5	91.5
Property and equipment, net	41.9	52.2	62.2	59.1	51.3
Total assets	181.0	201.2	325.4	320.4	283.8
Long term debt	2.7	7.6	12.5	—	95.4
Stockholders’ equity	93.2	71.8	181.9	218.0	89.2

Cash flow provided by operations	$30.8	$23.2	$11.7	$12.1	$16.8
Less: capital expenditures	4.6	12.6	21.4	22.7	15.7
Less acquisitions(8)	—	3.0	—	3.0	—

Free cash flow(8)	$26.2	$7.6	$(9.7)	$(13.6)	$1.1

OPERATING DATA:
Net sales per square foot	$174	$193	$208	$211	$195
Number of stores open at fiscal year end	479	494	488	508	518

(1)	Our fiscal year is a 52 or 53 week period ending on the Saturday closest to January 31. The fiscal year ending February 3, 2007 included 53 weeks.
(2)	During the fourth quarter of fiscal 2007, we exited our Jared M. business. Therefore, we have shown the results of our Jared M. business, since its acquisition in fiscal 2006, as discontinued operations. Certain prior-year amounts on the Income Statement Data for fiscal 2006 have been reclassified to discontinued operations to conform to the current-year presentation.
(3)	During the fourth quarter of fiscal 2008, we recorded a full non-cash impairment charge related to our goodwill for $63.1 million and a partial impairment of our Rochester trademark of $2.5 million. These impairments were due to the downturn in the economy and the deterioration in the capital markets which had a direct impact on our business during fiscal 2008 and resulted in a significant decrease in the fair value of our Company at the end of the fourth quarter of fiscal 2008. In addition, we also recorded a non-cash charge of $5.8 million for the impairment of fixed assets.
(4)	During the fourth quarter of fiscal 2008, we recorded a non-cash charge of $28.6 million to establish a full valuation allowance against our deferred tax assets. As a result of our recent operating losses and the overall condition of the economy, the realizability of our deferred tax assets cannot be assured. For a discussion of the valuation allowance, see Note D to the Notes to the Consolidated Financial Statements.
(5)	Discontinued operations for fiscal 2007 include a charge of $2.6 million recorded during the third and fourth quarters of fiscal 2007 related to the exiting of our Jared M. business. Of the $2.6 million charge, $1.1 million related to the write-down of inventory, $1.4 million for the impairment of fixed assets and $0.1 million for the write-down of accounts receivables and other assets. During the first quarter of fiscal 2008, we sold our Jared M. business for $250,000. No material gain or loss was recognized on the sale. See Note J to the Notes to the Consolidated Financial Statements for a complete description. In fiscal 2007, when we decided to exit our Jared M. operations, the Jared M. showroom was being sub-leased and therefore, we did not believe an accrual was needed at that time. However, during fiscal 2008, we were not able to secure a sub-lease agreement to completely satisfy our obligations under the lease agreement. Accordingly, during the fourth quarter of fiscal 2008, we recorded an additional charge of $0.9 million for the estimated lease obligation. No income tax benefit was realized on this charge during fiscal 2008 due to the establishment of our full valuation allowance against all of our deferred tax assets.
(6)	During the fourth quarter of fiscal 2007, we recorded a charge to gross margin of approximately $6.1 million, or $0.08 per diluted share, for the write-down of inventory for both our Casual Male and Rochester businesses.
(7)	In the fourth quarter of fiscal 2006, we reversed $31.0 million of our deferred tax valuation allowance of which $30.5 million was recognized as an income tax benefit and $0.5 million was recorded as an adjustment to additional paid-in capital. The income tax benefit of $30.5 million was partially offset by $8.9 million in tax provisions. In the fourth quarter of fiscal 2005, we recognized an income tax benefit of $2.8 million associated with the partial reversal of $3.1 million of our valuation allowance. This benefit was partially offset by $0.3 million in tax provisions. For a discussion of the valuation allowance reversals, see Note D to the Notes to the Consolidated Financial Statements.
(8)	Free cash flow is considered a non-GAAP financial measure under SEC regulations. We present this measure as supplemental information to help investors better understand trends in our business results over time. We use free cash flow to evaluate the performance of our business. Free cash flow is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance or liquidity. Moreover, the free cash flow definition we use may not be comparable to similarly titled measurer used by other companies. We calculate free cash flows as cash flow from operating activities, less capital expenditures and discretionary store asset acquisitions. In the second quarter of fiscal 2009, we changed our method of calculating free cash flow to include, as a deduction, the use of cash for the acquisition of Dahle Big & Tall stores in fiscal 2008 and the acquisition of Jared M. in fiscal 2006. Accordingly, free cash flow for fiscal 2008 and fiscal 2006, which were previously defined as cash flow from operating activities less capital expenditures, were restated to include the cash used for the Dahle acquisition of $3.0 million and the Jared M. acquisition of $3.0 million, respectively.

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

EXECUTIVE OVERVIEW

2009 Financial Summary

While the overall weakness in the economy during the past eighteen months directly impacted our business, particularly our sales volumes, fiscal 2009 was a very pivotal year for us. Beginning in fiscal 2008, we started to take the steps that we felt were necessary to be profitable and cash flow positive, given the potential for double-digit decreases in sales for fiscal 2009.

Instead of trying to maintain our top line during a weakened economy, we shifted our focus toward improving our operating income and optimizing our free cash flow, assuming a smaller sales base. We focused on strengthening our liquidity and efficiently managing our inventory levels to improve our gross margins. The result of these initiatives was an improvement in operating income of $11.7 million to $8.1 million for fiscal 2009, as compared to an adjusted operating loss of $(3.6) million for fiscal 2008, before non-cash charges and severance costs of $73.4 million. The fiscal 2008 adjusted operating loss of $(3.6) million is a non-GAAP financial measure; see Results of Operations – Net Income for a reconciliation to GAAP measures. This improvement in operating income, despite a sales decrease of $49.0 million, was the result of improved merchandise margins and a $27.0 million decrease in selling, general and administrative (“SG&A”) expenses for fiscal 2009. As a result, our net income for fiscal 2009 was $6.1 million, or $0.14 per diluted share, as compared to a net loss of $(109.3) million, or $(2.64) per diluted share, for fiscal 2008.

Of equal significance is the continued improvement in our financial position during fiscal 2009. We have reduced our total indebtedness to $11.1 million at January 30, 2010, which represents a decrease of $40.1 million, or 78.4%, as compared to the prior year. In addition, we have further reduced our inventory levels at January 30, 2010 by $8.7 million, or 8.8%, as compared to fiscal 2008. Over a two year period, we have reduced our inventories by approximately 23.6%. This aggressive approach to managing our inventory has been a key component to optimizing our merchandise margins, enabling us to avoid excessive promotional and clearance activity. Our resulting free cash flow (as defined below under “Presentation of Non-GAAP Measures”) for fiscal 2009 improved by $18.6 million and was approximately $26.2 million compared to free cash flow of $7.6 million for fiscal 2008. Accordingly, the amount of borrowing availability under our credit facility was $57.8 million at the end of 2009.

We believe that with this restructured operating model, our existing business can remain stable and cash flow producing. However, we do not believe that new store growth in our current formats will produce the level of market share growth we hope to achieve. Given that, during fiscal 2009, we started to pursue new strategies to grow our business and increase our market share within the big & tall market. We believe that in order to be successful and to become a growth business, we need to develop more compelling and convenient ways for our customers to shop, while attracting a largely untapped segment of the big & tall market— the smaller waist customer (with sizes 42’ to 46’). Our market share of this component of the big & tall market has significant opportunity for substantial growth.

During fiscal 2009, we converted five of our Casual Male store locations to a new hybrid store format and closed five Rochester Clothing locations. The hybrid store format is a combination Casual Male XL store and Rochester Clothing store. The combination allows our customers to see an extended offering of our merchandise across both brands. Even though our hybrid locations experienced similar sales trends as our other stores, the average store volume improved by 50% compared to the combined results of the two stand-alone locations in the prior year. Each combined location was substantially more profitable than the previous stand-alone location.

Our New Concept

The positive results in our hybrid stores confirmed an additional opportunity for us. Our target customer group is a very diverse group, and we currently try to cater to them in individual groups through our various channels and brands, such as B&T Factory Direct for our value-oriented customers, Casual Male XL for our moderate-priced customer and Rochester Clothing for our high-end customers. Our new concept will merge all of our brands under one roof, making it easier for our customers to find the merchandise they are looking for without having to shop several stores.

In fiscal 2010, we will be launching our new store concept, Destination XL. Destination XL will be a supercenter, averaging 11,000 square feet, offering a full assortment from all of our core brands, including Casual Male XL, Rochester Clothing and B&T Factory Direct, as well as expanded assortments of Shoes XL and Living XL. All of our brands, across all channels, will be represented in our new store utilizing a good, better, best pricing structure. Our new store will be the first of its kind in the big & tall market. Our family-friendly destination store will offer our customers one-stop shopping for all of their apparel needs while providing them with a comfortable and entertaining atmosphere, complete with interactive elements.

The economic proposition for the Destination XL concept is greater efficiencies in serving the market area resulting in higher operating margins, and potentially greater sales volumes with increased market share in each market by either a) gaining a larger share of our existing customers’ annual expenditures on apparel, or b) increasing our market penetration with our customers whose waist size is between 42’ and 46’, or both. Accordingly, the expectation is enhanced returns on capital and operating income from each market compared to our existing locations.

In conjunction with our new store concept, we will also be launching a cross-channel website, combining all of our existing e-commerce sites into one enhanced website, with state-of-the-art features and best practices. This will enable our customers to shop across all of our brands and product extensions with ease and will bring all of our customers under one concept. Their classification as a “Rochester” customer or a “Casual Male” customer will no longer limit their ability to access our full product assortment.

Fiscal 2010 Outlook

Although we are seeing gradual improvements throughout the retail industry, we expect in our specific market that our sales volumes for fiscal 2010 will be relatively flat to fiscal 2009 consistent with the expectation that the rebound in consumer spending in the big & tall market will be over an extended period of time. Based on these sales projections for fiscal 2010, we expect to make continued improvements in gross margins of between 40 and 100 basis points and SG&A costs to decline approximately 2% from 2009 levels.

We expect our earnings for fiscal 2010 to be between $0.23 and $0.26 per diluted share. On a quarterly basis, we expect to see earnings improvements in each of our fiscal quarters, with the exception of the second quarter of fiscal 2010. No improvement is expected in the second quarter due to the fact that we will have recognized a full year of our gross margin and SG&A improvements and we are also forecasting a decrease in sales during the first half of fiscal 2010.

From a liquidity perspective, we expect to generate free cash flow of approximately $20 million, which represents cash flow from operations of $30.0 million less budgeted capital expenditures of approximately $10.0 million. Our capital expenditure projects for fiscal 2010 are primarily related to our Destination XL store concept and the corresponding enhancement and launching of our multi-business e-commerce website.

The free cash flow we generate in fiscal 2010 is expected to be used to fully reduce our existing bank debt. At the end of fiscal 2010, we expect that we will be debt-free and cash positive. We expect that the availability under our revolver, which will not expire until October 2011, will be over $60 million by the end of the fiscal year.

Presentation of Non-GAAP Measures

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

We calculate free cash flows as cash flow from operating activities less capital expenditures and discretionary store asset acquisitions:

	Fiscal 2009	Fiscal 2008(1)	Projected Cash Flow Fiscal 2010
	(in millions)
Cash flow from operating activities	$30.8	$23.2	$30.0
Less: Capital expenditures	(4.6)	(12.6)	(10.0)
Less: Acquisition of Dahle Big & Tall stores	—	(3.0)	—

Free Cash Flow	$26.2	$7.6	$20.0

(1)	In the second quarter of fiscal 2009, we changed our method of calculating free cash flow to include, as a deduction, the use of cash for the acquisition of Dahle Big & Tall stores in the second quarter of fiscal 2008. Accordingly, free cash flow for fiscal 2008, which was previously defined as cash flow from operating activities less capital expenditures, was restated to include the cash used for the Dahle acquisition of $3.0 million.

SEGMENT REPORTING

We report our operations as one reportable segment, Big & Tall Men’s Apparel, which consists of our two principal operating segments—Casual Male XL and Rochester Clothing. We consider our operating segments to be similar in terms of economic characteristic, production processes and operations, and have therefore aggregated them into a single reporting segment.

RESULTS OF OPERATIONS

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. Fiscal 2009, 2008 and 2007 were 52- week periods.

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

SALES

Sales for fiscal 2009 decreased $49.0 million, or 11.0%, to $395.2 million as compared to $444.2 million for fiscal 2008. This decrease reflects the difficult economic and retail environment that we experienced this year. Reduced consumer spending and therefore lack of traffic to our stores resulted in a very challenging year for us from a sales perspective. The sales shortfall of $49.0 million was primarily attributable to a decrease in our comparable sales of 10.8%. Sales in our retail channel declined by 10.6%, while sales decreased 14.2% in our direct channel.

With a total decrease of 20.6%, our higher-end Rochester business was affected the most by the downturn in the economy. Conversely, our value-oriented Casual Male XL outlet stores performed significantly better, with a comparable sales decrease of only 2.6% over the prior year. In addition, our B&T Factory Direct business performed very well during fiscal 2009, with a 16.7% increase over fiscal 2008.

Sales across our direct marketing catalog and e-commerce businesses decreased 14.2%. The decrease was partially driven by a planned 35% reduction in catalog circulation to improve productivity. This resulted in a nearly 30% increase in our sales productivity per catalog.

Sales for fiscal 2008 decreased $19.9 million, or 4.3%, to $444.2 million as compared to $464.1 million for fiscal 2007. We started to experience the lack of consumer traffic and spending during the latter half of fiscal 2008. The sales shortfall of $19.9 million was primarily attributable to a decrease in our comparable sales of 4.3%, with a total decrease of 12.5% from our higher-end Rochester business. Our value-oriented Casual Male XL outlet stores performed better with a comparable sales decrease of only 1% over fiscal 2007. Our non-core businesses, which include Living XL, Shoes XL, B&T Factory Direct and our International Web stores, generated sales of $15.7 million for fiscal 2008 as compared to $8.9 million for fiscal 2007. Sales in our retail channel declined by 6.0%, while sales increased 4.4% in its direct channel.

During the fourth quarter of fiscal 2009, we started to see a gradual improvement in traffic and our other store metrics. Although we are seeing some improvement, we are planning fiscal 2010 sales volumes to remain flat to fiscal 2009, expecting total sales for fiscal 2010 to be between $385.0-395.0 million with comparable sales to approximate between -1% to +1% . Consumer spending and an overall improvement in store traffic will most likely rebound very slowly, especially considering that although the overall economy has shown signs of improvement, unemployment rates, which have a direct impact on consumer spending, remain high.

GROSS MARGIN

Gross margin rate for fiscal 2009 was 44.2% as compared to 42.7% for fiscal 2008 and 44.4% for fiscal 2007. The increase of 150 basis points for fiscal 2009, as compared to fiscal 2008, was comprised of a 340 basis point increase in merchandise margin partially offset by an increase of 190 basis points in occupancy costs, due to the lower sales base. Our aggressive management of inventory and our reduced emphasis on promotional activities were the primary factors in the significant improvement of our merchandise margin in fiscal 2009. We very successfully aligned our inventory receipts with our revised sales forecast such that inventory levels were maintained at desired levels helping to minimize clearance markdowns. In addition, we continue to benefit from our growing global sourcing activities which have also contributed to maintaining our merchandise cost structure. Although our occupancy costs, as a percentage of sales, were unfavorable, our occupancy costs on a dollar basis for fiscal 2009 remained flat to fiscal 2008 as a result of our active re-negotiations of lease terms with many of our landlords.

The decrease of 170 basis points in the gross margin rate for fiscal 2008, when compared to fiscal 2007, was comprised of a 60 basis point decrease in merchandise margin and a 110 basis point increase in occupancy costs, primarily due to a lower sales base. Throughout fiscal 2008, we took additional markdowns on our seasonal merchandise to ensure that our inventory levels remained appropriate and, in some cases, accelerated our fourth quarter markdowns as a result of our fourth quarter sales shortfall. The increase in our occupancy costs for fiscal 2008 was only 4.0% over the prior year. However, because of the lower sales base, the percentage impact to our gross margin rate is considerably higher.

During fiscal 2009, we were very successful in re-negotiating existing lease terms with many of our landlords, enabling us to reduce future occupancy by approximately $9.0 million, which will be recognized over the remaining lease terms of those respective leases. As a result, we expect to leverage occupancy costs by approximately 15 to 30 basis points in fiscal 2010. In addition, we expect to continue with our aggressive management of inventory levels during fiscal 2010 to ensure a healthy inventory position and, accordingly, strong merchandise margins, with improvements of 25 to 70 basis points. Therefore, for fiscal 2010, we are expecting gross margin will improve by approximately 40 to 100 basis points.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses as a percentage of sales for fiscal 2009, 2008 and 2007 were 38.2%, 40.1% and 38.4%, respectively.

On a dollar basis, SG&A expenses of $151.0 million for fiscal 2009, represents a $27.0 million, or 15.2%, decrease as compared to $178.1 million for fiscal 2008. Approximately half of the savings for fiscal 2009 were the result of our revised marketing strategy, which has been refined to focus on our most productive customer base. The remainder of the savings resulted from our cost reduction efforts throughout our organization, including corporate overhead, distribution and field productivity improvements and staff reductions. These significant savings were partially offset by an increase of approximately $6.2 million related to a bonus accrual for both our annual incentive plan as well as our senior management long-term incentive plan.

SG&A expenses in fiscal 2008 of $178.1 million were flat to fiscal 2007. SG&A expenses for our core businesses decreased $5.0 million, or 2.9%, as compared to fiscal 2007. The majority of the savings was from decreases in marketing, as a result of decreasing circulation of catalogs, productivity savings in our distribution center as a result of improved infrastructure and overall cost savings throughout the business. These cost savings were offset by an increase of approximately $3.5 million related to expenses to support our non-core direct businesses, which include Shoes XL, Living XL, B&T Factory Direct and our International Web stores. Fiscal 2008 also includes a non-cash charge of $1.5 million for the acceleration of stock compensation expense associated with the repurchase of certain stock options and an additional $0.5 million related to non-recurring severance expense during the fourth quarter of fiscal 2008.

Our ability to aggressively manage our SG&A expenses has been a significant priority for us in fiscal 2009. We expect to retain a similar posture for fiscal 2010 and will continue to limit our SG&A growth rates, except for certain programs to support our growth activities, unanticipated cost increases by our suppliers, and unanticipated costs that are necessary to support our overall activities. For fiscal 2010, we expect SG&A costs to decrease an additional $3.0 million as our 2009 cost reduction initiatives annualize in the first quarter of fiscal 2010. This decrease will be partially offset by an increase in marketing and other areas to support our Destination XL concept.

PROVISION FOR IMPAIRMENT OF ASSETS, INCLUDING GOODWILL

In fiscal 2009, we did not have any significant impairment with respect to our long-lived assets and intangible assets.

In fiscal 2008, we recorded impairment charges totaling $71.4 million. This total included: (i) a charge of $63.1 million for the full impairment of our goodwill for both of our reporting units, (ii) a partial impairment of $2.5 million against our Rochester trademark and (iii) an impairment of long-lived assets of $5.8 million. For more information regarding these impairments, see “Critical Accounting Policies—Goodwill and Intangibles” and “Critical Accounting Policies—Impairment of Long-Lived Assets.”

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $15.5 million for fiscal 2009, $17.1 million for fiscal 2008 and $17.4 million for fiscal 2007. Depreciation and amortization expense for fiscal 2009 has decreased as compared to fiscal 2008, as a result of the impairment charge incurred in fiscal 2008 as well as the reduced capital spending in fiscal 2009. The slight decrease in depreciation and amortization for fiscal 2008 as compared to fiscal 2007 was due to a reduction of assets related to the closing of Jared M. in fiscal 2007.

OTHER INCOME (EXPENSE)

In fiscal 2006, we sold our loss prevention subsidiary, LP Innovations, Inc. (“LPI”), for a purchase price of $5.2 million. In connection with the LPI sale, we received a note for $2.2 million, representing a portion of the sale price, which we reserved against at the time of the sale. We are recognizing income as realizability of this note is assured.

INTEREST EXPENSE, NET

Net interest expense was $1.1 million in fiscal 2009 as compared to $3.0 million in fiscal 2008 and $4.3 million in fiscal 2007. The reduction in interest costs for fiscal 2009 as compared to fiscal 2008 was due to an overall reduction of 78.4% in total debt at year end as well as favorable interest rates on our credit facility. The average interest rate on our average borrowings for fiscal 2009 was approximately 2.5% as compared to approximately 4.6% for fiscal 2008.

See “Liquidity and Capital Resources” for more discussion regarding our current debt obligations and future liquidity needs.

DISCONTINUED OPERATIONS

The following table summarizes the results of operations for our Jared M. business which we exited during the fourth quarter of fiscal 2007.

	Fiscal 2008(1)	Fiscal 2007(2)
	(in millions)
Sales	$—	$3.1
Gross margin	—	0.4
Selling, general and administrative expenses	0.9	4.5
Provision for impairment of assets	—	1.5
Depreciation and amortization	—	0.2

Loss before taxes	(0.9)	(5.8)
Provision for income taxes	—	2.3

Loss from discontinued operations	$(0.9)	$(3.5)

(1)	During the first quarter of fiscal 2008, we sold our Jared M. business to a third party for a cash purchase price of $250,000 and no gain or loss was realized on the sale. During the fourth quarter of fiscal 2008, we recorded a charge of $895,000 for the outstanding lease obligation for the Jared M. showroom. In fiscal 2007, when we decided to exit our Jared M. operations, the Jared M. showroom was being sub-leased and we did not believe any accrual was needed at that time. However, during fiscal 2008, we were not able to secure a sub-lease agreement to satisfy our obligations completely under the lease agreement. No income tax benefit was realized on this charge during fiscal 2008 due to the establishment of our full valuation allowance against all of our deferred tax assets.
(2)	Discontinued operations for fiscal 2007 include a charge of $2.6 million, of which $1.1 million relates to the write-down of inventory and is included as part of gross margin. The remainder of the charge is for the impairment of fixed assets of $1.4 million and other current assets of $0.1 million.

INCOME TAXES

Pursuant to accounting rules, realization of our deferred tax assets, which relate principally to federal net operating loss carryforwards, which expire from 2018 through 2029, is dependent on generating sufficient taxable income in the near term. We had previously established a full valuation allowance against our deferred tax assets during fiscal years 2001 and 2002, based on the historical losses in those years. Then, as a result of transforming our Company, through acquisitions and divestures, from an operator of Levi’s®/Dockers® outlet stores to the market leader of men’s big & tall apparel, our big & tall business had become profitable from an operating perspective. In fiscal 2005, we reversed $3.1 million and in fiscal 2006, we reversed the majority of the remaining valuation allowance, or $31.0 million.

At the end of fiscal 2006, we considered the positive evidence of thirteen consecutive quarters of positive comparable sales, our continued improvement in operating income from fiscal 2002 to fiscal 2006, our expectations regarding the generation of future taxable income, and our market position and expected growth of our industry. However, the effect of the weakening economy on our retail business, especially in fiscal 2008, had a significant impact on our revenue and profitability. Further, the conditions of the economy have also negatively impacted our market value as a result of the deterioration of the capital markets which resulted in substantial impairments, contributing to our operating loss. Accordingly, due to our cumulative operating losses as well as our uncertainty regarding the economy and our ability to generate future taxable income to realize all of our deferred tax assets, in the fourth quarter of fiscal 2008, we recorded a charge of $28.6 million to establish a valuation allowance against our deferred tax assets.

As of January 30, 2010, we have net operating loss carryforwards of $67.0 million for federal income tax purposes and $39.0 million for state income tax purposes that are available to offset future taxable income, subject to certain annual usage limitations, through fiscal year 2028. As a result of the Casual Male acquisition and the issuance of additional equity in fiscal 2002, at January 30, 2010, the utilization of approximately $10.3 million in federal net operating losses is subject to an annual limitation of approximately $4.8 million per year. Additionally, we have alternative minimum tax credit carryforwards of $2.3 million, which are available to further reduce income taxes over an indefinite period.

NET INCOME

Net income for fiscal 2009 was $6.1 million, or $0.14 per diluted share, compared with a net loss for fiscal 2008 of $(109.3) million, or $(2.64) per diluted share, and net income of $0.4 million, or $0.01 per diluted share, in fiscal 2007.

	Fiscal 2009	Fiscal 2008		Fiscal 2007
	(in millions)
Operating income (loss) before non-cash and severance charges	$8.1	$(3.6	)(1)	$10.5
Severance costs and non-cash acceleration of stock compensation expense	—	(2.0)		—
Provision for impairment of assets, including goodwill	—	(71.4)		—

Operating income (loss)	$8.1	$(77.0	)(2)	$10.5	(3)
Other income (expense), net	0.6	0.5		0.5
Interest expense	(1.1)	(3.0)		(4.3)
Provision for income taxes	(1.5)	(28.9	)(2)	(2.8)
Loss from discontinued operations	—	(0.9)		(3.5	)(3)

Net income (loss)	$6.1	$(109.3)		$0.4

(1)

For fiscal 2008, operating income (loss) before non-cash and severance charges of $(3.6) million is a non-GAAP measure and is not meant to be considered superior to or as a substitute for operating income (loss), on a GAAP basis, of $(77.0) million. Considering the materiality of the impairment-related charges incurred during fiscal 2008, we believe that the above table is a meaningful presentation to measure our operating performance, especially when comparing such results to fiscal 2009 and fiscal 2007.
(2)	Results for fiscal 2008 include total impairment charges of $71.4 million ($63.1 million for goodwill impairment, $2.5 million for impairment of the Rochester trademark and $5.8 million for the impairment of fixed assets). We also recorded an additional non-cash charge of $1.5 million for stock compensation expense related to the acceleration of vesting for certain stock options which were repurchased during fiscal 2008 and approximately $0.5 million for severance costs. We also established a reserve against our deferred tax assets at January 31, 2009, and accordingly, recorded a charge of $28.6 million.
(3)	Results for fiscal 2007 include a charge of approximately $2.6 million, or $0.04 per diluted share, which is included as part of discontinued operations, related to our decision in the fourth quarter of fiscal 2007 to exit our Jared M. business. Operating income included a charge for $6.1 million, or $0.08 per diluted share, which was recorded as part of gross margin related to inventory write-offs associated with markdowns and the write-off of excess inventory in addition to the correction of freight and other inventory adjustments which were deemed immaterial to the prior periods presented.

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

	FISCAL 2009		FISCAL 2008		FISCAL 2007 (1)
	(in millions, except percentages)
First quarter	$97.6	24.7%	$107.6	24.2%	$110.6	23.8%
Second quarter	98.2	24.9%	113.5	25.6%	113.5	24.4%
Third quarter	88.7	22.4%	100.0	22.5%	106.1	22.9%
Fourth quarter	110.7	28.0%	123.1	27.7%	133.9	28.9%

	$395.2	100.0%	$444.2	100.0%	$464.1	100.0%

(1)	Sales results for fiscal 2007 exclude sales from the Jared M. discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash generated from operations and availability under our credit facility, as amended (“Credit Facility”), with Bank of America, N.A. Our current cash needs are primarily for working capital (essentially inventory requirements), capital expenditures and our growth initiatives.

Despite the weakened retail environment that we experienced this year and ultimately its impact on our sales, as a result of our committed efforts to manage inventory effectively and reduce our cost structure, during fiscal 2009, we increased our free cash flow by $18.6 million to $26.2 million. See “Presentation of Non-GAAP Measures” above regarding non-GAAP free cash flow. Further, we were able to reduce our total indebtedness by $40.1 million to $11.1 million. Accordingly, the amount of borrowing availability under our Credit Facility at the end of fiscal 2009 was $57.8 million. We believe that our existing cash generated by operations, together with our availability under our Credit Facility, will be more than sufficient within current forecasts for us to meet our foreseeable liquidity requirements.

The following table sets forth financial data regarding our liquidity position at the end of the past three fiscal years:

	FISCAL YEARS
	2009	2008	2007
	(in millions, except ratios)
Cash provided by operations	$30.8	$23.2	$11.7
Working capital	$45.6	$20.0	$41.0
Current ratio	1.8:1	1.2:1	1.4:1

For fiscal 2009, we generated an increase of $7.6 million in cash flow provided by operations as compared to fiscal 2008, primarily as a result of our improvement in operating income. The increase in cash flow from operations for fiscal 2008, as compared to fiscal 2007, was the result of our effective management of inventory and other working capital accounts which offset our lower profitability as compared to fiscal 2007.

Sale of Common Stock

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

At January 30, 2010, we had borrowings outstanding under the Credit Facility of $3.5 million and outstanding standby letters of credit of $2.5 million and documentary letters of credit of $4.5 million. Average borrowings outstanding under this facility during fiscal 2009 were approximately $32.1 million, resulting in an average unused excess availability of approximately $37.1 million. Unused excess availability at January 30, 2010 was $57.8 million. Our ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality. This facility contains no financial covenants.

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

Both secured notes accrue interest at a per annum rate of 1.75% plus the rate of interest equal to the 30-day published LIBOR rate. Principal and interest, in arrears, are payable monthly on each note, commencing one month after issuance of such note. We are subject to a prepayment penalty on both secured notes equal to 1% of the prepaid principal until the first anniversary of the respective secured note, 0.5% of the prepaid principal from the first day after the first anniversary through the end of the second anniversary and no prepayment penalty thereafter. At January 30, 2010, the outstanding balance of the secured notes was $7.6 million.

Both notes are secured by a security interest in all of our rights, title and interest in and to certain equipment.

INVENTORY

At January 30, 2010, total inventories were $90.0 million as compared to $98.6 million at January 31, 2009. The decrease in inventory of $8.6 million, or 8.8%, is the result of reductions of inventory across all divisions as part of our concerted effort to manage our inventory effectively during the economic downturn. This decrease was in addition to a reduction of $19.2 million in fiscal 2008 as compared to fiscal 2007. We have successfully reduced our inventory levels without sacrificing our broad selection of core basic merchandise and current fashion items. In addition, our merchandise margin improvement during fiscal 2009 is largely attributable to the management of our inventory levels.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined by 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at January 30, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Operating Leases(1)	$268.2	$48.0	$79.3	$48.1	$92.8
Long-Term Debt Obligations(2)	7.7	5.0	2.7	—	—
Non-merchandise Purchase Obligations(3)	0.7	0.6	0.1	—	—

Total Commitments(4)	$276.6	$53.6	$82.1	$48.1	$92.8

(1)	Includes amounts due on our 20-year lease agreement for our corporate headquarters and operating leases for all of our current store locations and certain equipment and auto leases.
(2)	Includes principal payments on our outstanding secured notes and the corresponding estimated interest costs.
(3)	Non-merchandise Purchase Obligations include an on-going consulting agreement with Jewelcor Management, Inc., pursuant to which we are obligated to pay $575,000 annually through April 29, 2011. See Note H —“Related Parties” to the Notes to the Consolidated Financial Statements for a full description of this agreement.
(4)	This table excludes Merchandise Purchase Obligations, which represent our outstanding obligations pursuant to open purchase orders. At January 30, 2010, we had approximately $52.2 million in open purchase orders. We estimate that approximately 70% of these purchase orders may be considered non-cancelable.

CAPITAL EXPENDITURES

Below is a summary of store openings, closings and remodels from January 31, 2009 to January 30, 2010 and related square footage:

Number of Stores:	Casual Male	Rochester	Total stores
At January 31, 2009	467	27	494
New retail stores	1	—	1
Closed outlet stores	1	—	1
Closed retail stores	7	8	15

At January 30, 2010	460	19	479
Hybrids	5	—	—
2009 Relocations	3	1	—

Square footage (in thousands)
at January 30, 2010	1,652	155	1,807
at January 31, 2009	1,635	220	1,855

During fiscal 2009, we substantially reduced our capital expenditures to approximately $4.6 million, as compared to $12.6 million in fiscal 2008 and $21.4 million in fiscal 2007. Our capital projects for fiscal 2009 were limited to those that we believed would provide a significant financial benefit, such as our inventory integration project. Approximately $2.2 million of the $4.6 million was spent on management information projects, while approximately $1.5 million was spent on store capital, including the conversion of five of our Casual Male stores to Hybrid stores. The remainder of $0.9 million was used for general capital projects relating to our corporate offices and distribution center.

For fiscal 2010, our capital expenditures are expected to be approximately $10.0 million. The budget includes approximately $3.4 million related to the opening of our five new Destination XL concept stores and approximately $5.0 million for continued information technology projects, including the launch of our enhanced multi-branded e-commerce site, with the remainder for general overhead projects.

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

Stock-Based Compensation

We measure compensation cost for all stock awards at fair value on date of grant and recognize compensation over the service period for awards expected to vest. The fair value of our stock options is determined using the Black-Scholes valuation model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures. Actual results, and future changes in estimates, may differ substantially from these current estimates. For fiscal 2009, 2008 and 2007, we recognized total compensation expense of $0.6 million, $3.7 million and $2.1 million, respectively. Compensation expense for fiscal 2008 includes $1.5 million related to the acceleration of certain options which were repurchased and cancelled by us. See Note G to the Notes to the Consolidated Financial Statements.

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

During fiscal 2007, we recorded approximately $6.1 million in inventory write-downs associated with the excess merchandise and the acceleration of markdowns associated with seasonal merchandise. The charge also included corrections of freight and other inventory adjustments which were deemed immaterial to the prior periods presented. In addition, during fiscal 2007 we recorded a charge of $1.1 million for the write-off of inventory related to our decision to exit our Jared M. operations. This charge was included as part of discontinued operations for fiscal 2007.

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

Goodwill and Intangibles.

In accordance with ASC Topic 350, Intangibles Goodwill and Other, we evaluate goodwill and intangible assets with indefinite-lives at least annually for impairment by analyzing the estimated fair value. As discussed above under “Provision for Impairment of Assets, Including Goodwill,” in the fourth quarter of fiscal 2008, we recorded a full impairment charge of $63.1 million against our goodwill and a partial impairment of $2.5 million against our Rochester trademark.

Goodwill:

During the fourth quarter of fiscal 2008, we performed our annual impairment assessment for each of our reporting units, largely as a result of the deterioration of our market capitalization due to the decline in the economy, and based on the implied fair value concluded that a full impairment had occurred with respect to the goodwill of both reporting units. Accordingly, in the fourth quarter of fiscal 2008, we recognized a full impairment charge of $63.1 million.

Trademark:

Similar to goodwill, our trademarks are also considered indefinite-lived intangible assets and must also be tested annually for potential impairment. During the fourth quarter of fiscal 2008, we recognized a partial impairment of our Rochester trademark of $2.5 million.

At January 30, 2010, we performed our annual testing of both our Casual Male trademark and our Rochester trademark for potential impairment. Utilizing an income approach with appropriate royalty rates applied, we concluded that the Casual Male trademark, with a carrying value of $29.2 million, and our Rochester trademark, with a carrying value of $1.5 million, were not impaired.

Deferred Taxes.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In fiscal 2008, we recorded a charge of $28.6 million to establish a valuation allowance against our deferred tax assets. See “Income Taxes” above for more discussion regarding this charge.

RECENT ACCOUNTING PRONOUNCEMENTS

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) released the Accounting Standards Codification (“ASC”). The ASC became the single source of authoritative nongovernmental U.S. GAAP and was effective for all interim and annual periods ending after September 15, 2009. All existing accounting standards documents were superseded and any other literature not included in the ASC is considered non-authoritative. The adoption of the ASC did not have any impact on our financial condition, results of operations and cash flows, as the ASC did not change existing U.S. GAAP. The adoption of the ASC changes the approach of referencing authoritative literature by topic (each a “Topic”) rather than by type of standard. Accordingly, references to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements in our Notes to Consolidated Financial Statements are now presented as references to the corresponding Topic in the ASC.

In December 2008, an accounting pronouncement was issued relating to employers’ disclosures about post-retirement benefit plan assets which requires a company, as a plan sponsor, to provide disclosures about plan assets, including categories of plan assets, the nature of concentrations of risk and disclosures about fair value measurements of plan assets (ASC Topic 715). This pronouncement is effective for financial statements issued for fiscal years ending after December 15, 2009. We adopted this pronouncement as of January 30, 2010. As this pronouncement relates specifically to disclosures, the adoption had no impact on our consolidated financial condition, results of operations or cash flows.

In June 2009, an accounting pronouncement was issued relating to information a company needs to provide regarding the sales of securitized financial assets and similar transactions, particularly if the company has continuing exposure to the risks related to transferred financial assets (ASC Topic 860). This pronouncement eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. This pronouncement is effective for fiscal years beginning after November 15, 2009. We will adopt this pronouncement as of January 31, 2010. We do not expect this pronouncement will have any impact on our consolidated financial condition, results of operations or cash flows.

In June 2009, a pronouncement was issued that clarified how a company determines whether an entity, that is insufficiently capitalized or not controlled through voting (or similar rights), should be capitalized (ASC Topic 810). This determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This pronouncement requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This pronouncement also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This pronouncement is effective for fiscal years beginning after November 15, 2009. We will adopt this pronouncement as of January 31, 2010. We do not expect this pronouncement will have any impact on our consolidated financial condition, results of operations or cash flows.

On August 1, 2009, we adopted prospectively the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued (ASC Topic 855). The implementation of this standard did not have any impact on our consolidated financial statements. Subsequent events through March 19, 2010 have been evaluated for disclosure and recognition.

In October 2009, a pronouncement was issued that amended the rules on revenue recognition for multiple-deliverable revenue arrangements. This amendment eliminated the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method (ASC Topic 605). This pronouncement establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. In addition, this pronouncement expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. This pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. We will adopt this pronouncement as of January 30, 2011. We are currently evaluating the potential impact, if any, of the adoption on our consolidated financial condition, results of operations and cash flows.

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires October 29, 2011, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At January 30, 2010, the interest rate on our prime based borrowings was 3.25%. We had no outstanding LIBOR contracts at January 30, 2010. Based upon a sensitivity analysis as of January 30, 2010, assuming average outstanding borrowing during fiscal 2008 of $32.1 million, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $0.2 million.

Foreign Currency

Our Sears Canada catalog operations conduct business in Canadian dollars and our Rochester Clothing store located in London, England conducts business in British pounds. Our international e-commerce sites conduct business in Euros and British pounds. If the value of the Canadian dollar, British pound or Euro against the U.S. dollar weakens, the revenues and earnings of these operations will be reduced when they are translated or remeasured to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of January 30, 2010, sales from our Sears Canada operations, our London Rochester Clothing store and our international e-commerce sites were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse affect on our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

CASUAL MALE RETAIL GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

of Casual Male Retail Group, Inc.

We have audited the accompanying consolidated balance sheets of Casual Male Retail Group, Inc. as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Casual Male Retail Group, Inc. at January 30, 2010 and January 31, 2009, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Casual Male Retail Group, Inc.’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 19, 2010 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Boston, Massachusetts

March 19, 2010

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

January 30, 2010 and January 31, 2009

	January 30, 2010 (Fiscal 2009)	January 31, 2009 (Fiscal 2008)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,302	$4,953
Accounts receivable	2,494	2,026
Inventories	89,977	98,633
Prepaid expenses and other current assets	8,380	9,097

Total current assets	105,153	114,709
Property and equipment, net of accumulated depreciation and amortization	41,888	52,208

Other assets:
Intangible assets	32,809	33,360
Other assets	1,189	954

Total assets	$181,039	$201,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,874	$4,874
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	19,753	23,956
Income taxes payable	1,485	573
Accrued expenses and other current liabilities	28,531	25,076
Notes payable	3,475	38,718

Total current liabilities	59,583	94,662

Long-term liabilities:
Long-term debt, net of current portion	2,702	7,576
Deferred gain on sale-leaseback, net of current portion	21,981	23,447
Deferred income taxes	769	—
Other long-term liabilities	2,781	3,715

Total long-term liabilities	28,233	34,738

Commitments and contingencies (Note E)

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 58,046,235 and 52,327,609 shares issued at January 30, 2010 and January 31, 2009, respectively	580	523
Additional paid-in capital	288,367	275,180
Treasury stock at cost, 10,877,439 shares at January 30, 2010 and January 31, 2009	(87,977)	(87,977)
Accumulated deficit	(103,982)	(110,092)
Accumulated other comprehensive loss	(3,765)	(5,803)

Total stockholders’ equity	93,223	71,831

Total liabilities and stockholders’ equity	$181,039	$201,231

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008

	January 30, 2010 (Fiscal 2009)	January 31, 2009 (Fiscal 2008)	February 2, 2008 (Fiscal 2007)
	(In thousands, except share data)
Sales	$395,168	$444,184	$464,128
Cost of goods sold including occupancy costs	220,611	254,592	258,155

Gross profit	174,557	189,592	205,973
Expenses:
Selling, general and administrative	151,045	178,072	178,055
Provision for impairment of assets, including goodwill	—	71,407	—
Depreciation and amortization	15,501	17,100	17,408

Total expenses	166,546	266,579	195,463

Operating income (loss)	8,011	(76,987)	10,510
Other income (expense), net	635	532	502
Interest expense, net	(1,066)	(2,961)	(4,314)

Income (loss) from continuing operations before income taxes	7,580	(79,416)	6,698
Provision for income taxes	1,470	28,946	2,772

Income (loss) from continuing operations	6,110	(108,362)	3,926

Loss from discontinued operations, (net of tax benefit of $2.3 million in fiscal 2007)	—	(895)	(3,512)

Net income (loss)	$6,110	$(109,257)	$414

Net income (loss) per share—basic
Income (loss) from continuing operations	$0.14	$(2.62)	$0.09
Loss from discontinued operations	$0.00	$(0.02)	$(0.08)

Net income (loss)	$0.14	$(2.64)	$0.01
Net income (loss) per share—diluted
Income (loss) from continuing operations	$0.14	$(2.62)	$0.09
Loss from discontinued operations	$0.00	$(0.02)	$(0.08)

Net income (loss)	$0.14	$(2.64)	$0.01
Weighted-average number of common shares outstanding:
Basic	43,552	41,412	41,707
Diluted	43,982	41,412	43,229

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amounts		Shares	Amounts
Balance at February 3, 2007	50,860	$509	$258,334	(6,686)	$(38,570)	$(1,249)	$(978)	$218,046

Repurchase of common stock				(4,191)	(49,407)			(49,407)
Exercises under option program	358	4	2,006					2,010
Exercises of warrants	1,029	10	8,740					8,750
Stock option compensation expense			2,121					2,121
Board of Directors compensation	20	—	153					153
Accumulated other comprehensive income (loss):
Unrecognized loss associated with Pension Plan							(741)	(741)
Foreign currency							595	595
Net income						414		414

Total comprehensive income								268

Balance at February 2, 2008	52,267	$523	$271,354	(10,877)	$(87,977)	$(835)	$(1,124)	$181,941

Stock option repurchase			(7)					(7)
Stock option compensation expense			3,691					3,691
Board of Directors compensation	61	—	142					142
Accumulated other comprehensive income (loss):
Unrecognized loss associated with Pension Plan							(3,386)	(3,386)
Foreign currency							(1,293)	(1,293)
Net loss						(109,257)		(109,257)

Total comprehensive loss								(113,936)

Balance at January 31, 2009	52,328	$523	$275,180	(10,877)	$(87,977)	$(110,092)	$(5,803)	$71,831

Issuance of common stock through a registered direct offering	4,950	50	13,563					13,613
Costs of raising capital			(1,115)					(1,115)
Exercises under option program	154	1	192					193
Issuance of restricted stock	614	6						6
Stock option compensation expense			547					547
Accumulated other comprehensive income (loss):
Unrecognized loss associated with Pension Plan							1,360	1,360
Foreign currency							678	678
Net income						6,110		6,110

Total comprehensive income								8,148

Balance at January 30, 2010	58,046	$580	$288,367	(10,877)	$(87,977)	$(103,982)	$(3,765)	$93,223

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008

	Fiscal 2009	Fiscal 2008	Fiscal 2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$6,110	$(109,257)	$414
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	895	2,034
Amortization of deferred gain on sale leaseback	(1,466)	(1,465)	(1,466)
Provision for impairment of assets, including goodwill	—	71,407	—
Provision for impairment of assets— discontinued operations	—	—	1,478
Depreciation and amortization	15,501	17,100	17,408
Deferred taxes, net of valuation allowance	769	28,617	1,855
Loss from disposal of property and equipment	—	127	51
Stock option compensation	547	3,691	2,121
Issuance of common stock to Board of Directors	—	142	153
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(1,103)	254	436
Inventories	8,656	19,154	(4,405)
Prepaid expenses and other current assets	717	997	1,012
Other assets	(231)	283	533
Accounts payable	(4,203)	(10,231)	(1,181)
Accrued liabilities for severance, store closings and impairment charges	—	(175)	(995)
Income taxes	918	1,986	(4,217)
Accrued expenses and other liabilities	4,559	(328)	(3,493)

Net cash provided by operating activities	30,774	23,197	11,738

Cash flows from investing activities:
Additions to property and equipment, net	(4,634)	(12,595)	(21,377)
Proceeds from sale of businesses	635	532	502
Payment of earn-out provision for Rochester acquisition	—	(1,333)	(1,333)
Acquisitions, net of cash acquired	—	(3,000)	—

Net cash used for investing activities	(3,999)	(16,396)	(22,208)

Cash flows from financing activities:
Net borrowings (repayments) under credit facility	(35,243)	(2,260)	32,449
Net proceeds from the issuance of common stock through a direct offering	12,498	—	—
Proceeds from the issuance of long-term debt, net of commissions and offering costs	—	—	19,496
Principal payments on long-term debt	(4,874)	(4,874)	(2,860)
Proceeds from the exercise of warrants	—	—	8,750
Repurchase of common stock	—	—	(49,407)
Repurchase of certain stock options	—	(7)	—
Proceeds from the exercise of stock options under option program	193	—	2,010

Net cash provided by (used for) financing activities	(27,426)	(7,141)	10,438

Net decrease in cash and cash equivalents	(651)	(340)	(32)
Cash and cash equivalents:
Beginning of the year	4,953	5,293	5,325

End of the year	$4,302	$4,953	$5,293

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 30, 2010

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Casual Male Retail Group, Inc. (“Company”) is the largest specialty retailer of big & tall men’s apparel. The Company operates under the trade names of Casual Male XL, Casual Male XL Outlets, Rochester Clothing, B & T Factory Direct, Shoes XL and Living XL. At January 30, 2010, the Company operated 460 Casual Male XL retail and outlet stores located throughout the United States, 19 Rochester Clothing stores located in major U.S. cities, including one store in London, England. The Company also operates a direct business throughout the United States, Canada and Europe which includes several catalogs and e-commerce sites to support its brands and product extensions.

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

Subsequent Events

All appropriate subsequent event disclosures, if any, have been made in these Notes to the Consolidated Financial Statements.

Segment Reporting

The Company reports its operations as one reportable segment, Big & Tall Men’s Apparel, which consists of its three operating segments—B&T Factory Direct, Casual Male XL and Rochester Clothing. The Company considers its operating segments to be similar in terms of economic characteristic, production processes and operations, and have therefore aggregated them into a single reporting segment. The operating results and assets of the Company’s direct businesses, Living XL, Shoes XL and the Company’s International Web Stores, are immaterial.

Fiscal Year

The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal years 2009, 2008 and 2007 ended on January 30, 2010, January 31, 2009 and February 2, 2008, respectively.

Cash and Cash Equivalents

Short-term investments, which have a maturity of ninety days or less when acquired, are considered cash equivalents.

Fair Value of Financial Instruments

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. The carrying amounts for the Company’s long-term debt approximate fair value as the interest rates and terms are substantially similar to those that could be obtained currently for similar instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value because of the short maturity of these instruments.

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.

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

Goodwill and Intangibles

ASC Topic 805, Business Combinations, requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria set forth in the statement. Under ASC Topic 350, Intangibles Goodwill and Other, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives.

At least annually, as of the Company’s December month-end, the Company evaluates goodwill, based on two separate operating segments, its Casual Male business and its Rochester business. The goodwill assigned to each operating segment represents the initial purchase price allocation to goodwill as a result of their respective acquisitions. The Company also performs an impairment analysis and records an impairment charge for any intangible assets with a carrying value in excess of its fair value. Although there were no impairments in fiscal 2009, the Company did incur charges during fiscal 2008 related to its goodwill and intangibles. The following is a discussion of the results of the Company’s impairment testing for fiscal 2008:

Goodwill:

At the end of the fourth quarter of fiscal 2008, the Company determined that a full impairment had occurred with respect to the goodwill of both reporting units and, accordingly, recognized an impairment charge of $63.1 million for the fourth quarter and fiscal year 2008. The implied fair value of the reporting units were determined using a combination of the income approach, which estimates the fair value of the reporting unit based on future discounted cash flows, and the market approach, which estimates the fair value of the reporting unit on comparable market prices. The income approach was based upon a set of assumptions regarding discounted future cash flows, which represented management’s best estimate of future performance at the time.

Further, the aggregate estimated fair value of the reporting units was qualitatively reconciled to the market capitalization of the consolidated Company. In addition to traditional control premiums, certain reconciling items were identified that have led to a difference between the market capitalization and the fair value of the Company, primarily related to the market’s uncertainty regarding the Company’s future operating results and expected liquidity because no earnings guidance had been provided since the second quarter of fiscal 2008.

Trademark:

Similar to goodwill, the Company’s trademarks are also considered indefinite-lived intangible assets and must also be tested annually for potential impairment. At January 31, 2009, both the Casual Male trademark and the Rochester trademark were tested for potential impairment. Utilizing an income approach with applicable royalty rates applied, the Company concluded that the Casual Male trademark, with a carrying value of $29.2 million was not impaired. However, the Company concluded that a partial impairment of its Rochester trademark had occurred and, accordingly, a charge was recorded in the fourth quarter of fiscal 2008 for $2.5 million to reduce the value of the Rochester trademark to $1.5 million.

The remaining trademark values were tested at January 30, 2010 and the Company concluded that no additional impairment to the value of its trademarks had occurred.

Below is a table showing the changes in the carrying value of the Company’s intangible assets from January 31, 2009 to January 30, 2010:

	January 31, 2009	Additions	Write-off Due to Impairment	Amortization(1)	January 30, 2010
	(in thousands)
Trademarks	$30,700	$—	$—	$—	$30,700
Other intangibles	2,660	—	—	(551)	2,109

(1)	Approximately $111,000 of the $551,000 of amortization, which relates to the amortization of favorable lease commitments, was included in costs of good sold (as part of occupancy costs) on the Consolidated Statement of Operations for fiscal 2009.

Other intangibles, which include customer lists, non-compete agreements and favorable leases commitments, are the only intangible assets with defined lives, which range from 3 to 16 years based on each asset’s estimated economic useful life.

The gross carrying amount and accumulated amortization of our intangibles, subject to amortization, were $4.4 million and $2.3 million, respectively, at January 30, 2010 and $4.4 million and $1.7 million, respectively, at January 31, 2009. Amortization expense for fiscal 2009, 2008 and 2007 was $551,000, $388,000 and $343,000, respectively. Amortization expense for other intangible assets for the next five fiscal years is as follows:

FISCAL YEAR	(in thousands)
2010	$513
2011	$499
2012	$437
2013	$231
2014	$100

Pre-opening Costs

The Company expenses all pre-opening costs for its stores as incurred.

Advertising Costs

The Company expenses in-store advertising costs as incurred. Direct response advertising costs, which consist of catalog production and postage costs, are deferred and amortized over the period of expected direct marketing revenues, which is less than one year. Direct response costs which were deferred at January 30, 2010 and January 31, 2009 were $0.7 million and $1.4 million, respectively. Advertising expense, which is included in selling, general and administrative expenses, was $19.1 million, $34.1 million and $34.4 million for fiscal 2009, 2008 and 2007, respectively.

Revenue Recognition

Revenue from the Company’s retail store operation is recorded upon purchase of merchandise by customers, net of an allowance for sales returns and allowances. Revenue from the Company’s catalog and e-commerce operations is recognized at the time a customer order is shipped.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) include amounts related to foreign currency and pension and are reported in the Consolidated Statements of Stockholders’ Equity. The components of the accumulated other comprehensive income (loss) at January 30, 2010 and January 31, 2009 are as follows:

	January 30, 2010	January 31, 2009
	(in thousands)
Foreign currency	$113	$(565)
Pension	(3,878)	(5,238)

Total accumulated other comprehensive loss	$(3,765)	$(5,803)

Foreign Currency Translation

At January 30, 2010, the Company operates a direct business in Canada and has one Rochester Clothing store located in London, England. Assets and liabilities of these operations are translated into U.S. dollars at the exchange rates in effect at each balance sheet date. Stockholders’ equity is translated at applicable historical exchange rates. Income, expense and cash flow items are translated at average exchange rates during the period. Resulting translation adjustments are reported as a separate component of stockholders’ equity.

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

In July 2006 the guidance within ASC Topic 740 related to accounting for income taxes was issued which clarified a company’s accounting for uncertain income tax positions that are recognized in its financial statements. ASC Topic 740 also provides guidance on a company’s de-recognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods, and disclosure requirements. The Company adopted the accounting pronouncements for uncertain income tax positions as of February 4, 2007 and, accordingly, will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At January 30, 2010 and January 31, 2009, the Company had no material unrecognized tax benefits based on the provisions of ASC Topic 740.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 1997, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for fiscal 2009.

Net Income Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share is determined by giving effect to un-vested shares of restricted stock and the exercise of stock options and warrants using the treasury stock method. The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	FISCAL YEARS ENDED
	January 30, 2010	January 31, 2009	February 2, 2008
	(in thousands)
Net Income:
Net income (loss)—Basic and Diluted	$6,110	$(109,257)	$414
Weighted Average Shares Outstanding:
Basic weighted-average common shares outstanding	43,552	41,412	41,707
Stock options and warrants, excluding anti-dilutive options and warrants of 183 shares for January 31, 2009	430	—	1,522

Diluted weighted-average shares outstanding	43,982	41,412	43,229

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each year because the exercise price of such options and warrants was greater than the average market price per share of common stock for the respective periods or the impact of ASC Topic 718, Compensation—Stock Compensation, primarily related to unearned compensation.

	FISCAL YEARS ENDED
	January 30, 2010	January 31, 2009	February 2, 2008
	(in thousands, except exercise prices)
Options	3,383	3,388	1,594
Warrants	1,058	1,058	—
Ranges of exercise prices of such Options and warrants	$2.38 – $10.26	$3.15 – $10.26	$7.52 – $12.35

Stock-based Compensation

ASC Topic 718, Compensation—Stock Compensation, requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model and requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may differ from the Company’s current estimates.

For fiscal 2009 and fiscal 2008, the Company recognized total compensation expense of $0.6 million and $3.7 million, respectively, with no corresponding tax benefit. Compensation expense for fiscal 2008 included $1.5 million related to the acceleration of certain options which were repurchased and cancelled by the Company. See Note G for additional information. For fiscal 2007, the Company recognized compensation expense of $2.1 million, or approximately $1.2 million after tax. Of the total compensation expense of $2.1 million, approximately $0.3 million was reflected in discontinued operations.

The total compensation cost related to non-vested awards not yet recognized is approximately $1.0 million which will be expensed, on a straight-line basis, over a weighted average remaining life of 21 months. The total fair value of options vested was $0.2 million for fiscal 2009.

Valuation Assumptions for Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2008 and 2007. There were no option grants during fiscal 2009.

	FISCAL YEARS ENDED
	January 31, 2009	February 2, 2008
Expected volatility	45.0%	40.0%
Risk-free interest rate	2.39%-3.15%	4.07%-4.85%
Expected life	3.0-4.5	2.0-4.5
Dividend rate	—	—
Weighted average fair value of options granted	$1.61	$3.62

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

There were no material impairment charges in fiscal 2009.

For fiscal 2008, the Company recorded an impairment charge of $5.8 million related to the impairment of its long-lived assets. Approximately $5.0 million of the $5.8 million was for the write-down of assets for the Company’s Rochester Clothing stores and the remaining $0.8 million was for certain underperforming Casual Male XL stores. For fiscal 2007, the Company recorded an impairment charge of $1.4 million related to the Company’s decision to exit its Jared M. operations. The charge of $1.4 million was included as part of discontinued operations for fiscal 2007.

Recent Accounting Pronouncements

In December 2008, an accounting pronouncement was issued relating to employers’ disclosures about post-retirement benefit plan assets which requires a company, as a plan sponsor, to provide disclosures about plan assets, including categories of plan assets, the nature of concentrations of risk and disclosures about fair value measurements of plan assets (ASC Topic 715). This pronouncement is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company adopted this pronouncement as of January 30, 2010. As this pronouncement relates specifically to disclosures, the adoption had no impact on the Company’s consolidated financial condition, results of operations or cash flows.

In June 2009, a pronouncement was issued that clarified how a company determines whether an entity, that is insufficiently capitalized or not controlled through voting (or similar rights), should be capitalized (ASC Topic 810). This determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This pronouncement requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This pronouncement also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This pronouncement is effective for fiscal years beginning after November 15, 2009. The Company will adopt this pronouncement as of January 31, 2010. This pronouncement is not expected to have any impact on its consolidated financial condition, results of operations or cash flows.

In October 2009, a pronouncement was issued that amended the rules on revenue recognition for multiple-deliverable revenue arrangements. This amendment eliminated the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method (ASC Topic 605). This pronouncement establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. In addition, this pronouncement expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. This pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The Company will adopt this pronouncement as of January 30, 2011. The Company is currently evaluating the potential impact, if any, of the adoption on its consolidated financial condition, results of operations and cash flows.

B. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated:

	January 30, 2010	January 31, 2009
	(in thousands)
Furniture and fixtures	$37,456	$37,787
Equipment	12,121	13,121
Leasehold improvements	24,295	24,572
Hardware and software	38,922	36,329
Construction in progress	681	1,130

	113,475	112,939
Less accumulated depreciation	71,587	60,731

Total property and equipment	$41,888	$52,208

Depreciation expense related to continuing operations for fiscal 2009, 2008 and 2007 was $14.9 million, $16.6 million and $16.9 million, respectively. Depreciation expense for fiscal 2007 excludes depreciation expense recorded in discontinued operations of $0.2 million.

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

The Company’s obligations under the Credit Facility are secured by a lien on all of its assets. The Credit Facility includes certain covenants and events of default customary for credit facilities of this nature, including change of control provisions and limitations on payment of dividends by the Company. The Company was in compliance with all debt covenants under the Credit Facility at January 30, 2010.

At January 30, 2010, the Company had borrowings outstanding under the Credit Facility of $3.5 million and outstanding standby letters of credit of $2.5 million and documentary letters of credit of $4.5 million. Unused excess availability at January 30, 2010 was $57.8 million. Average borrowings outstanding under this facility during fiscal 2009 were approximately $32.1 million, resulting in an average unused excess availability of approximately $37.1 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

The fair value of amounts outstanding under the Credit Facility approximates the carrying value at January 30, 2010 and January 31, 2009. At the Company’s option, any portion of the outstanding borrowings can be converted to LIBOR-based contracts; the remainder bears interest based on prime. At January 30, 2010, all of the Company’s outstanding borrowings were prime-based at an interest rate of 3.25%.

Long-Term Debt

Components of long-term debt are as follows (in thousands):

	January 30, 2010	January 31, 2009
Total long-term debt	$7,576	$12,450
Less: current portion of long-term debt	(4,874)	(4,874)

Long-term debt, less current portion	$2,702	$7,576

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

Both secured notes accrue interest at a per annum rate of 1.75% plus the rate of interest equal to the 30-day published LIBOR rate. Principal and interest, in arrears, are payable monthly, commencing one month after issuance of such note. The Company is subject to a prepayment penalty on both secured notes equal to 1% of the prepaid principal until the first anniversary of the respective secured note, 0.5% of the prepaid principal from the first day after the first anniversary through the end of the second anniversary and no prepayment penalty thereafter. At January 30, 2010, the outstanding balance of the secured notes was $7.6 million.

Both notes are secured by a security interest in all of the Company’s rights, title and interest in and to certain equipment. The Master Agreement includes certain debt covenants similar to, and no more restrictive than, those under the Company’s Credit Facility with Bank of America, N.A. The Company was in compliance with all debt covenants under the Master Agreement at January 30, 2010.

Long-term debt maturities

Annual maturities of long-term debt for the next five fiscal years are as follows:

(in thousands)
Fiscal 2010	$4,874
Fiscal 2011	2,702
Fiscal 2012	—
Fiscal 2013	—
Fiscal 2014	—

The Company paid interest and fees on all the above described debt obligations totaling $1.4 million, $3.1 million and $4.8 million for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

D. INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Under ASC Topic 740, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The accounting regulation requires current recognition of net deferred tax assets to the extent it is more likely than not such net assets will be realized. To the extent that the Company believes its net deferred tax assets will not be realized, a valuation allowance must be recorded against those assets.

Realization of the Company’s deferred tax assets, relating principally to federal net operating loss carryforwards, which expire from 2018 through 2029, is dependent on generating sufficient taxable income in the near term. The effect of the weakening economy on the Company’s retail business in fiscal 2008 had a significant impact on the Company’s revenue and profitability. Further, the conditions of the economy also negatively impacted its market value as a result of the deterioration of the capital markets and resulted in substantial impairments which contributed to the operating loss. Accordingly, in the fourth quarter of fiscal 2008, the Company recorded a valuation allowance of $28.6 million against its deferred tax assets.

In the event the Company’s future performance continues to result in overall profitability, the Company will be able to reduce its valuation allowance.

As of January 30, 2010, the Company had net operating loss carryforwards of $67.0 million for federal income tax purposes and $39.0 million for state income tax purposes that are available to offset future taxable income, subject to certain annual usage limitations, through fiscal year 2029. As a result of the Casual Male acquisition and the issuance of additional equity in fiscal 2002, at January 30, 2010, the utilization of approximately $10.3 million in federal net operating losses is subject to an annual limitation of approximately $4.8 million per year. Additionally, the Company has alternative minimum tax credit carryforwards of $2.3 million, which are available to further reduce income taxes over an indefinite period.

Included in the net operating loss carryforwards for both federal and state income tax is approximately $4.2 million relating to disqualifying dispositions of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid in capital.

The components of the net deferred tax assets as of January 30, 2010 and January 31, 2009 are as follows (in thousands):

	January 30, 2010	January 31, 2009
Deferred taxes:
Inventory reserves	$1,815	$2,885
Accrued expenses and other	2,933	390
Gain on sale-leaseback	9,262	9,841
Gain on sale of LPI	187	318
Rabbi trust	—	90
Lease accruals	2,778	2,457
Net operating loss carryforward	25,808	29,331
Foreign tax credit carryforward	550	473
Unrecognized loss on foreign exchange	84	—
Unrecognized loss on pension	2,227	2,596
Alternative minimum tax credit carryforward	2,311	2,187
Excess of book over tax depreciation/amortization	1,596	1,215
Goodwill and intangibles	6,127	7,709

Subtotal	55,678	59,492
Valuation allowance	(56,447)	(59,492)

Net deferred tax assets (liabilities)	$(769)	$—

The provision for income taxes from continuing operations consists of the following:

	FISCAL YEARS ENDED
	January 30, 2010	January 31, 2009	February 2, 2008
	(in thousands)
Current:
Federal and state	$628	$246	$806
Foreign	73	83	111

	701	329	917

Deferred:
Federal and state	769	28,395	2,078
Foreign	—	222	(223)

	769	28,617	1,855

Total provision	$1,470	$28,946	$2,772

The following is a reconciliation between the statutory and effective income tax rates in dollars:

	FISCAL YEARS ENDED
	January 30, 2010	January 31, 2009	February 2, 2008
	(in thousands)
Federal income tax at the statutory rate	$2,653	$(28,109)	$2,344
State income and other taxes, net of federal tax benefit	334	(2,357)	322
Permanent items	616	96	73
Repurchase and cancellation of stock options	—	1,975	—
Charge/(income) for valuation allowance (1)	(2,320)	56,838	(21)
Other, net	187	503	54

Provision for income tax from continuing operations	$1,470	$28,946	$2,772

(1)	For fiscal 2008, approximately $1.4 million of the $58.2 million increase in valuation allowance was charged to Accumulated Other Comprehensive Loss for increase in unrecognized pension losses and therefore did not affect the income tax provision.

The Company made tax payments of $0.2 million, $0.2 million and $2.1 million for fiscal years 2009, 2008 and 2007, respectively.

E. COMMITMENTS AND CONTINGENCIES

At January 30, 2010, the Company was obligated under operating leases covering store and office space, automobiles and certain equipment for future minimum rentals as follows:

TOTAL
FISCAL YEAR	(in thousands)
2010	$48,002
2011	42,819
2012	36,433
2013	27,648
2014	20,494
Thereafter	92,783

$268,179

In addition to future minimum rental payments, many of the store leases include provisions for common area maintenance, mall charges, escalation clauses and additional rents based on a percentage of store sales above designated levels. The store leases are generally five years in length and contain renewal options extending their terms to between 5 and 10 years.

Amounts charged to operations for all occupancy costs, automobile and leased equipment expense were $55.6 million, $55.0 million and $53.0 million for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

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

F. EQUITY

Sale of Common Stock

During the third quarter of fiscal 2009, the Company raised gross proceeds of $13.6 million from the sale of 4.95 million shares of its common stock through a registered direct offering. Offering costs associated with the sale were approximately $1.1 million. The net proceeds of approximately $12.5 million from this offering were used for general corporate purposes, primarily the repayment of indebtedness.

Shareholder Rights Plan

The Company has a Shareholder Rights Agreement, dated as of December 8, 2008, as amended on June 29, 2009 and December 7, 2009 (as amended, the “Rights Agreement”). Pursuant to the Rights Agreement, the Board of Directors authorized and declared a dividend of one preferred stock purchase right (a “Right” and collectively, the “Rights”) for each share of the Company’s common stock outstanding at the close of business of December 8, 2009. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $5.00 per share, subject to adjustment.

Initially, these Rights are not exercisable and will trade with the shares of the Company’s common stock. The Rights will become exercisable in accordance with the terms of the Rights Agreement in the event that any person or group of associated persons is deemed an “Acquiring Person” within the definition of the Rights Agreement. The Rights will expire at 12:00 midnight at the end of the day June 1, 2010, unless earlier redeemed or exchanged by the Company.

Long-Term Performance Share Bonus Plan

On May 1, 2008, the Company adopted its Long-Term Incentive Plan for which certain key members of senior management are eligible to participate. Pursuant to the plan, if the Company achieves EBITDA and operating margin percent targets (collectively the “Metrics”) as set each year by the Company’s Board of Directors, each participant in the plan will be entitled to receive an award (depending on the target level achieved for each Metric) of the participant’s “target cash value” which is defined as the participant’s respective actual annual base salary (which is a blend of salary plus any salary adjustments made during the course of the relevant fiscal year) multiplied by the long-term incentive program percentage in such participant’s employment agreement. The Company did not achieve the Metrics for fiscal 2008 and accordingly, no awards were issued.

For fiscal 2009, the minimum threshold to receive an award was achievement of 80% of each Metric and the maximum award was capped at 150% of the target level for each Metric. Awards are payable, based on the irrevocable election of each participant, in either cash, stock options and/or restricted shares or any combination thereof. Based on the operating results for fiscal 2009, the Company will grant an award of 125%, which approximates a total payout of $4.2 million, and will vest ratably through fiscal 2013. Since the awards contain a performance feature that is forfeited if not achieved and the targets for fiscal 2009 were authorized and approved by the Board of Directors in May 2009, the service inception date precedes the grant date, and therefore, the Company recognized compensation expense of $755,000 of the $4.2 million in fiscal 2009.

Certain participants elected to receive their award in restricted shares and stock options in lieu of cash. Accordingly, subsequent to January 30, 2010, the Compensation Committee of the Board of Directors is expected to approve the granting of approximately 250,000 shares of restricted stock and stock options to purchase approximately 16,000 shares of common stock. The actual number of awards will not be determinable until the actual date of grant. The awards will vest ratably over three years, with the first one-third vesting on the first anniversary of the date of grant.

G. STOCK OPTIONS AND RESTRICTED STOCK

The Company has one share-based compensation plan, the 2006 Incentive Compensation Plan (as amended, the “2006 Plan”). Grants still remain outstanding under the Company’s previous 1992 Stock Incentive Plan (the “1992 Plan”); however, as a result of the adoption of the 2006 Plan, no further grants can be made under the 1992 Plan.

Under the terms of the 2006 Plan, up to 3,250,000 shares of common stock were available for the granting of awards; provided, however, that the maximum number of shares available for the granting of awards other than stock options and stock appreciation rights, or SARs, cannot exceed 1,250,000 shares. The terms of the 2006 Plan provide for grants of stock options, SARs, restricted stock, deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property.

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

Repurchase and Cancellation of Options

In the fourth quarter of fiscal 2008, the Board of Directors approved the repurchase of certain stock options with exercise prices significantly in excess of market price from certain directors and executive officers. The Company repurchased and cancelled the eligible options in exchange for cash payments equal to the fair value of the applicable options on the date of repurchase, as determined using Black-Scholes. The Black-Scholes value of each option repurchased was calculated based upon the closing stock price of the Company’s common stock on January 29, 2009.

The Company repurchased options with underlying shares totaling 2,291,512 for an aggregate purchase price of $7,192. These options had exercise prices ranging from $4.54 to $12.35 per share. Of the 2,291,512 shares underlying the repurchased and cancelled options, options covering 1,246,004 shares were issued under the 2006 Plan and, in accordance with the terms of the 2006 Plan, became available for future issuance under the 2006 Plan. In connection with the one-time repurchase and cancellation of these options, the Company recognized additional stock compensation expense of approximately $1.5 million in the fourth quarter of fiscal 2008 related to the acceleration of vesting. The Company has no intention of repurchasing any options in the future, nor has any options been repurchased prior to this event.

2006 Plan—Stock Option and Restricted Share Award Activity

Stock Option Activity

The following table summarizes stock option activity under the 2006 Plan for fiscal 2009:

Stock Options	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding options at beginning of year	690,000	$4.75
Options granted	—	—
Options canceled	20,000	$1.48
Options exercised	—	—

Outstanding options at end of year	670,000	$4.72	4.7 years	$—
Vested and expected to vest at end of year	665,200	$4.71	4.7 years	$—
Options exercisable at end of year	163,341	$5.06	8.3 years	$—

(1)	There was no aggregate intrinsic value at January 31, 2009 due to the fact that all outstanding options were underwater.

There were no option exercises under the 2006 Plan during the past three fiscal years.

Restricted Share Activity

The following table summarizes activity for non-vested shares (“restricted shares”) under the 2006 Plan for fiscal 2009:

Restricted Shares	Number of Shares	Weighted-average Grant-Date Fair Value
Restricted shares outstanding at beginning of year	—	$—
Restricted shares granted	672,500	1.35
Restricted shares vested	—
Restricted shares canceled	57,500	1.32
Restricted shares exercised	—	—

Restricted shares outstanding at end of year	615,000	$1.35

Approximately $0.6 million of the total unrecognized stock compensation cost of $1.0 million is related to restricted shares at January 30, 2010. The cost of the $0.6 million is expected to be recognized over a weighted-average period of 27.5 months.

Share Availability Under the 2006 Plan

At January 30, 2010, the Company has 1,881,387 shares available for future grant under the 2006 Plan. Of this amount, 551,387 shares remain available for awards other than options and stock appreciation rights. See Note F, Equity, above for a further discussion of potential grants subsequent to January 30, 2010 as it relates to the Company’s Long-Term Incentive Plan.

1992 Plan—Stock Option Activity-

The following table summarizes stock option activity under the 1992 Plan for fiscal 2009:

Stock Options	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	2,141,925	$5.54
Options granted	—	—
Options canceled	15,000	9.41
Options exercised	127,500	1.22

Outstanding at end of year	1,999,425	$5.78	3.6 years	$70,219
Vested and expected to vest at end of year	1,999,425	$5.78	3.6 years	$70,219
Options exercisable at end of year	1,999,425	$5.78	3.6 years	$70,219

The total intrinsic value of options exercised was $0.3 million for fiscal 2009 and $1.7 million for fiscal 2007. There were no option exercises during fiscal 2008.

Options granted outside of the Company’s 1992 Plan and 2006 Plan

Below is a summary of options granted outside of the Company’s 1992 Plan and 2006 Plan. These outstanding options represent options which were granted to consultants of the Company prior to August 2003 and options granted to its executives, prior to fiscal 2004, in excess of the 1992 Plan’s annual maximum grant of 500,000.

Stock Options	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,011,126	$2.99
Options granted	—	—
Options canceled	—	—
Options exercised	26,126	1.44

Outstanding at end of year	985,000	$3.03	1.5 years	$375,563
Vested and expected to vest at end of year	985,000	$3.03	1.5 years	$375,563
Options exercisable at end of year	985,000	$3.03	1.5 years	$375,563

The total intrinsic value of options exercised outside of the Company’s 1992 Plan and 2006 Plan was $33,811 for fiscal 2009 and $19,000 for fiscal 2007. There were no option exercises during fiscal 2008.

Issuance of Warrants

The following table summarizes the activity of the Company’s outstanding warrants for fiscal 2009:

Warrants	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Warrants outstanding at beginning of year	1,058,000	$6.36
Warrants issued	—	—
Warrants canceled	—	—
Warrants exercised

Warrants outstanding at end of year	1,058,000	$6.36	0.8 years	$—
Vested and expected to vest at end of year	1,058,000	$6.36	0.8 years	$—
Warrants exercisable at end of year	1,058,000	$6.36	0.8 years	$—

(1)	There was no aggregate intrinsic value at January 30, 2010 due to the fact that all outstanding warrants were underwater.

There were no exercises of warrants in fiscal 2009 or fiscal 2008.

The above warrants were issued in connection with two separate private placements of subordinated notes in fiscal 2002 and fiscal 2003. In total, the Company issued warrants to purchase 4,073,871 shares of common stock with a total fair value of $15.2 million at the respective dates of grant. The fair value was reflected as a component of stockholders’ equity as a discount on the debt and was initially amortized over the term of the corresponding debt until the Company prepaid both series of subordinated notes in fiscal 2003 and fiscal 2004, at which time the unamortized value of the warrants was written off.

H. RELATED PARTIES

Seymour Holtzman and Jewelcor Management, Inc.

Seymour Holtzman, the Chairman of the Board of Directors of the Company, is compensated by the Company both directly (as an employee of the Company) and indirectly (as the president and chief executive officer and, together with his wife, indirectly, the indirect majority shareholders of Jewelcor Management Inc. (“JMI”)).

Since October 1999, the Company has had an ongoing consulting agreement with JMI to provide the Company with services as may be agreed upon between JMI and the Company. Mr. Holtzman, who has been the Company’s Chairman of the Board since April 11, 2000, is the beneficial holder of approximately 11.6% of the outstanding common stock of the Company.

Pursuant to the consulting agreement, which was most recently amended in May 2009, Mr. Holtzman, both directly and indirectly through JMI, receives in aggregate annual consulting and employment compensation of $575,000, payable in cash. The consulting agreement, as amended, is scheduled to expire on April 29, 2011.

I. EMPLOYEE BENEFIT PLANS

The Company accounts for its employee benefit plans in accordance with ASC Topic 715 Compensation – Retirement Benefits. ASC Topic 715 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.

Noncontributory Pension Plan

In connection with the Casual Male acquisition, the Company assumed the assets and liabilities of the Casual Male Noncontributory Pension Plan “Casual Male Corp. Retirement Plan”, which was previously known as the J. Baker, Inc. Qualified Plan (the “Pension Plan”). Casual Male Corp. froze all future benefits under this plan on May 1, 1997.

The following table sets forth the Pension Plan’s funded status at January 30, 2010 and January 31, 2009:

	January 30, 2010	January 31, 2009
	(in thousands)
Change in benefit obligation:
Balance at beginning of period	$12,267	$13,674
Benefits and expenses paid	(561)	(435)
Service and interest costs	751	778
Settlements	(1,050)	(743)
Actuarial (gain) loss	356	(1,007)

Balance at end of year	$11,763	$12,267

Change in fair value of plan assets
Balance at beginning of period	$9,039	$13,832
Actual return on plan assets	2,041	(3,615)
Employer contributions	—	—
Settlements	(1,050)	(743)
Benefits and expenses paid	(561)	(435)

Balance at end of period	$9,469	$9,039

Reconciliation of Funded Status
Projected benefit obligation	$11,763	$12,267
Fair value of plan assets	9,469	9,039

Unfunded Status	(2,294)	(3,228)
Balance Sheet Classification
Other long-term liabilities	$2,294	$3,228

Total plan expense and other amounts recognized in accumulated other comprehensive loss for the year ended January 30, 2010, January 31, 2009 and February 2, 2008 include the following components:

	January 30, 2010	January 31, 2009	February 2, 2008
	(in thousands)
Interest cost on projected benefit obligation	$751	$778	$789
Expected return on plan assets	(723)	(1,089)	(1,192)
Amortization of unrecognized loss	397	311	403

Net pension cost	$425	$—	$—

Other changes recognized in other comprehensive loss, before taxes (in thousands):
Unrecognized losses at the beginning of the year	$6,447	$3,061	$1,836
Net periodic pension cost	(425)	—	—
Change in plan assets and benefit obligations, before taxes	(935)	3,386	1,225

Unrecognized losses at the end of year	$5,087	$6,447	$3,061

For fiscal 2010, the Company is expecting to make a contribution of $0.5 million to the plan.

Assumptions used to determine the benefit obligations as of January 30, 2010 and January 31, 2009 include a discount rate of 6.00% for fiscal 2009 and 6.25% for fiscal 2008. Assumptions used to determine the net periodic benefit cost for the years ended January 30, 2010, January 31, 2009 and February 2, 2008 included a discount rate of 6.00% for fiscal 2009, 6.25% for fiscal 2008 and 5.75% for fiscal 2007.

The expected long term rate of return for both the benefit obligation and the net periodic benefit cost was assumed to be 8.00% for fiscal 2009 and fiscal 2008. The expected long-term rate of return assumption was developed considering historical and future expectations for returns for each asset class.

Estimated Future Benefit Payments

The estimated future benefits for the next ten fiscal years are as follows:

FISCAL YEAR	(in thousands)
2010	520
2011	561
2012	619
2013	671
2014	725
2015-2019	4,269

Plan Assets

The fair values of the Company’s noncontributory defined benefit retirement plan assets at the end of fiscal 2009 consists of Level 1 assets totaling $7.1 million and Level 2 assets of $2.4 million. The following is a description of fair value measurements:

Level 1 – Quoted, active market prices for identical assets. Share prices of the funds, referred to as a fund’s Net Asset Value (“NAV”), are calculated daily based on the closing market prices and accruals of securities in the fund’s total portfolio (total value of the fund) divided by the number of fund shares currently issued and outstanding. Redemptions of the mutual funds occur by contract at the respective fund’s redemption date NAV.

Level 2 – Observable inputs other than Level 1 prices, based on model-derived valuations in which all significant inputs are observable in active markets. The NAVs of the funds are calculated monthly based on the closing market prices and accruals of securities in the fund’s total portfolio (total value of the fund) divided by the number of fund shares currently issued and outstanding. Redemptions of the mutual funds occur by contract at the respective fund’s redemption date NAV.

Level 3 – Unobservable inputs based on the Company’s own assumptions.

The Company’s target asset allocation for fiscal 2010 and its asset allocation at January 30, 2010 and January 31, 2009 were as follows, by asset category:

	Target allocation	Percentage of plan assets at
Asset category:	Fiscal 2010	January 30, 2010	January 31, 2009
Equity securities	70.00%	51.95%	43.98%
Debt securities	20.00%	30.70%	18.32%
Insurance contracts	10.00%	16.91%	17.92%
Cash	—	0.44%	19.78%

Total	100.00%	100.00%	100.00%

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

The following table sets forth the Supplemental Plan’s funded status at January 30, 2010 and January 31, 2009:

	January 30, 2010	January 31, 2009
	(in thousands)
Change in benefit obligation:
Balance at beginning of period	$519	$551
Benefits and expenses paid	(30)	(27)
Actuarial loss (gain)	12	(36)
Service and interest costs	31	31

Balance at end of year	$532	$519

Change in fair value of plan assets
Balance at beginning of period	$—	$—
Employer contributions	30	27
Benefits and expenses paid	(30)	(27)

Balance at end of year	—	—

Projected benefit obligation	$532	$519

Reconciliation of Funded Status
Projected benefit obligation	$532	$519
Unrecognized loss	—	—
Fair value of plan assets	—	—

Underfunded Status	$(532)	$(519)

Assumptions used to determine the benefit obligations as of January 30, 2010 and January 31, 2009 included a discount rate of 6.00% for fiscal 2009 and 6.25% for fiscal 2008. Assumptions used to determine the net periodic benefit cost for the years ended January 30, 2010, January 31, 2009 and February 2, 2008 included a discount rate of 6.00% for fiscal 2009, 6.25% for fiscal 2008 and 5.75% for fiscal 2007.

Defined Contribution Plan

The Company has two defined contribution plans, the Casual Male 401(k) Salaried Plan and the Casual Male 401(k) Hourly plan (the “401(k) Plans”). The 401(k) Plans cover all eligible employees who are at least 21 years of age and have completed the required months of service, which is six months or twelve months depending on the plan. Effective January 1, 2008, the Company adopted the Safe Harbor matching and vesting provisions permitted under the Pension Protection Act of 2006 for its 401(k) Plans. Accordingly, beginning in fiscal 2008, the Company matched 100% of the first 1% of deferred compensation and 50% of the next 5% (with a maximum contribution of 3.5% of eligible compensation).

In May 2009, in connection with our cost reduction initiatives, the Board of Directors voted to cease any further employer contributions to the 401(k) Plan, effective May 31, 2009. As a result of that vote, the Company will no longer be within the safe harbor; accordingly, should highly-compensated individuals elect to defer the maximum amount allowable under the 401(k) Plan, they will be subject to a return of excess deferred compensation upon completion of year-end discrimination testing.

The Company recognized $0.4 million, $1.3 million and $0.9 million of expense under these plans in fiscal 2009, 2008 and 2007, respectively.

J. DISCONTINUED OPERATIONS

During the first quarter of fiscal 2008, the Company sold its Jared M. business to a third party for a cash purchase price of $250,000. The Company did not recognize any material gain or loss on the sale. When the Company recorded its initial charges in fiscal 2007, its Jared M. showroom was being sub-leased and the Company believed no excess lease obligation existed. However, during fiscal 2008, the Company was not able to secure a long-term sub-lease agreement to completely satisfy its obligations under the lease agreement. Accordingly, during the fourth quarter of fiscal 2008, the Company recorded an additional charge of $0.9 million for the estimated lease obligation. No tax benefit was realized on the $0.9 million charge in fiscal 2008 due to the consolidated tax position of the Company, see Note D—Income Taxes.

K. SALE OF LP INNOVATIONS, INC.

In fiscal 2006, the Company sold its loss prevention subsidiary, LP Innovations, Inc. (“LPI”), to a private equity group for a purchase price of $5.2 million. The Company received $3.0 million of the purchase price in cash at the closing and entered into a note for the remaining purchase price of $2.2 million. The note requires LPI to make quarterly payments to the Company commencing on the first anniversary of the note. The Company recognized an initial gain on the sale of LPI in the amount of $1.5 million which was recognized as “other income” for fiscal 2006. Due to the uncertainty regarding the collection of the note, the Company has partially reserved the balance of the note on the Consolidated Balance Sheets and recognizes income on the note when realizability is assured. For each of the fiscal years 2009, 2008 and 2007, the Company recognized $0.6 million, $0.5 million and $0.5 million, respectively, as “other income.”

L. SELECTED QUARTERLY DATA (UNAUDITED)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	FULL YEAR
	(In Thousands, Except Per Share Data)
FISCAL YEAR 2009
Sales	$97,561	$98,252	$88,689	$110,666	$395,168
Gross margin	41,558	43,825	37,863	51,311	174,557
Operating income (loss)	610	4,332	(1,309)	4,378	8,011
Income (loss) from continuing operations	373	4,130	(1,471)	4,548	7,580
Income tax provision (benefit)	37	504	(61)	990	1,470
Net income (loss)	336	3,626	(1,410)	3,558	6,110
Earnings (loss) per share—basic	$0.01	$0.09	$(0.03)	$0.08	$0.14
Earnings (loss) per share—diluted	$0.01	$0.09	$(0.03)	$0.08	$0.14

FISCAL YEAR 2008
Sales	$107,642	$113,475	$100,009	$123,058	$444,184
Gross margin	48,339	51,338	42,213	47,702	189,592
Provision for impairment of assets, including goodwill(1)	—	—	—	71,407	71,407
Operating income (loss)	851	3,746	(4,673)	(76,911)	(76,987)
Income (loss) from continuing operations	160	3,145	(5,337)	(77,384)	(79,416)
Income tax provision (benefit)(2)	64	1,258	(2,135)	29,759	28,946
Loss from discontinuing operations(3)	—	—	—	(895)	(895)
Net income (loss)	96	1,887	(3,202)	(108,038)	(109,257)
Earnings (loss) per share—basic	$0.00	$0.05	$(0.08)	$(2.61)	$(2.64)
Earnings (loss) per share—diluted	$0.00	$0.05	$(0.08)	$(2.61)	$(2.64)

(1)

During the fourth quarter of fiscal 2008, the Company recorded a full non-cash impairment charge against its goodwill for $63.1 million and a partial impairment against its Rochester trademark for $2.5 million. In addition, the Company also recorded a non-cash charge of $5.8 million for the impairment of fixed assets. See Note A—Summary of Significant Accounting Policies.

(2)	During the fourth quarter of fiscal 2008, the Company recorded a non-cash charge of $28.6 million to establish a valuation allowance against its deferred tax assets. As a result of its recent operating losses and the overall condition of the economy, the realizability of its deferred tax assets could not be assured at that time. See Note D—Income Taxes.

(3)	In the fourth quarter of fiscal 2008, the Company recorded an additional $0.9 million to accrue for an estimated lease obligation for the Jared M. showroom. See Note J—Discontinued Operations.

Historically, and consistent with the retail industry, the Company has experienced seasonal fluctuations as it relates to its operating income and net income. Traditionally, a significant portion of the Company’s operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 30, 2010, our disclosure controls and procedures were effective.

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

Management assessed the design and effectiveness of our internal control over financial reporting as of January 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework.

Based on management’s assessment and those criteria, management determined that we maintained effective internal control over financial reporting as of January 30, 2010.

Ernst & Young LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting as of January 30, 2010, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

of Casual Male Retail Group, Inc.

We have audited Casual Male Retail Group, Inc.’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Casual Male Retail Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Casual Male Retail Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Casual Male Retail Group, Inc. as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 30, 2010 of Casual Male Retail Group, Inc. and our report dated March 19, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 19, 2010

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III.

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to this Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended January 30, 2010 in connection with our 2010 Annual Meeting of Stockholders.

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 30, 2010.

Item 11. Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 30, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 30, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 30, 2010.

Item 14. Principal Accounting Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 30, 2010.

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

15(a)(3) Exhibits

The list of exhibits required by this Item 15(a)(3) is set forth in the “Index to Exhibits” beginning on page 74 of this Annual Report.

Index to Exhibits

Exhibits
3.1	Restated Certificate of Incorporation of the Company, as amended (included as Exhibit 3.1 to Amendment No. 3 of the Company’s Registration Statement on Form S-1 (No. 33-13402), and incorporated herein by reference). *

3.2	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated June 22, 1993 (included as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on June 18, 1996, and incorporated herein by reference). *

3.3	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated August 8, 2002 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on September 17, 2002, and incorporated herein by reference). *

3.4	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated August 27, 2009 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 28, 2009, and incorporated herein by reference). *

3.5	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated August 27, 2009 (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 28, 2009, and incorporated herein by reference). *

3.6	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company establishing Series A Junior Participating Cumulative Preferred Stock dated May 1, 1995 (included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on May 3, 1996, and incorporated herein by reference). *

3.7	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series B Convertible Preferred Stock dated May 14, 2002 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference). *

3.8	Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, as filed with the Secretary of the State of Delaware on December 9, 2008 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 9, 2008, and incorporated herein by reference). *

3.7	By-Laws of the Company, as amended (included as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on December 12, 2000, and incorporated herein by reference). *

4.1	Indenture, dated as of November 18, 2003, between the Company and U.S. Bank National Association, as Trustee (included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference). *

4.2	Rights Agreement, dated as of December 8, 2008, by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes as Exhibits thereto the Form of Certificate of Designation, the Form of Right Certificate and the Summary of Terms attached thereto as Exhibits A, B and C, respectively (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 9, 2008, and incorporated herein by reference). *

4.3	Amendment, dated as June 29, 2009, to the Rights Agreement, dated as of December 8, 2008, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 29, 2009, and incorporated herein by reference). *

4.4	Amendment No.2, dated as December 7, 2009, to the Rights Agreement, dated as of December 8, 2008, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 8, 2009, and incorporated herein by reference). *

Exhibits
10.1	1992 Stock Incentive Plan, as amended (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference). *

10.2	Casual Male Retail Group, Inc. 2006 Incentive Compensation Plan, as amended (included as Appendix C to the Company’s Definitive Proxy Statement filed with the SEC on July 30, 2009, and incorporated herein by reference). *

10.3	Form of Non-Qualified Option Agreement for the Chairman and Executive Officers (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2006, and incorporated herein by reference). *

10.4	Form of Incentive Stock Option Agreement for the Chairman and Executive Officers (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2006, and incorporated herein by reference). *

10.5	Form of Non-Qualified Option Agreement for Non-Employee Directors (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2006, and incorporated herein by reference). *

10.6	Form of Option Repurchase Agreement dated January 29, 2009 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2009 and incorporated herein by reference). *

10.7	Casual Male Retail Group, Inc. Non-Employee Director Compensation Plan dated November 20, 2008 (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 21, 2008, and incorporated herein by reference). *

10.8	Casual Male Retail Group, Inc. Fiscal 2010 Non-Employee Director Stock Purchase Plan (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-164618), and incorporated herein by reference). *

10.9	Fifth Amended and Restated Loan and Security Agreement dated December 28, 2006, by and among Bank of America, N.A., as Administrative Agent and Collateral Agent, the Lenders identified therein, the Company, as Borrowers’ Representative, and the Company and CMRG Apparel, LLC. (formerly Designs Apparel, Inc.), as Borrowers (included as Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on April 2, 2007, and incorporated herein by reference). *

10.10	First Amendment to Fifth Amended and Restated Loan and Security Agreement dated July 11, 2007 by and among the Company and Bank of America, N.A. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 23, 2007, and incorporated herein by reference). *

10.11	Second Amendment to Fifth Amended and Restated Loan and Security Agreement dated July 20, 2007 by and among the Company and Bank of America, N.A. (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 23, 2007, and incorporated herein by reference). *

10.12	Third Amendment to Fifth Amended and Restated Loan and Security Agreement dated December 20, 2007 by and among the Company and Bank of America, N.A. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2007, and incorporated herein by reference). *

10.13	Master Loan and Security Agreement dated July 20, 2007 between the Company and Banc of America Leasing & Capital, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2007, and incorporated herein by reference). *

10.14	Equipment Security Note Number 17608-70001 to the Master Loan and Security Agreement dated July 20, 2007 between the Company and Banc of America Leasing & Capital, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2007, and incorporated herein by reference). *

Exhibits
10.15	Equipment Security Note Number 17608-70002 to the Master Loan and Security Agreement dated January 16, 2008 between the Company and Banc of America Leasing & Capital, LLC (included as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed March 26, 2008 and incorporated herein by reference). *

10.16	Form of Warrant issued to the Initial Purchasers under the Note Agreement (included as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference). *

10.17	Consulting Agreement, dated April 29, 2000 between the Company and Jewelcor Management, Inc. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 31, 2007, and incorporated herein by reference). *

10.18	Extension to Consulting Agreement, dated as of April 28, 2001, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on September 18, 2001, and incorporated herein by reference). *

10.19	Extension to Consulting Agreement, dated as of April 28, 2002, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed on June 18, 2002, and incorporated herein by reference). *

10.20	Extension to Consulting Agreement, dated as of April 29, 2003, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on May 5, 2003, and incorporated herein by reference). *

10.21	Amendment to Consulting Agreement, effective as of May 1, 2003, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference). *

10.22	Amendment to Consulting Agreement, dated as of August 26, 2004, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2004, and incorporated herein by reference). *

10.23	Amendment to Consulting Agreement, effective May 9, 2005, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2005, and incorporated herein by reference). *

10.24	Letter Agreement dated May 26, 2006 between the Company and Jewelcor Management, Inc. (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 30, 2006, and incorporated herein by reference). *

10.25	Amendment to Consulting Agreement dated as of May 30, 2007, effective April 29, 2007, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2007, and incorporated herein by reference). *

10.26	Amendment to Consulting Agreement dated September 8, 2008 between the Company and Jewelcor Management, Inc. (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 21, 2008, and incorporated herein by reference). *

10.27	Extension to Consulting Agreement, effective as of May 17, 2009 between the Company and Jewelcor Management, Inc. (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 20, 2009, and incorporated herein by reference). *

10.28	Revised and Restated Employment Agreement dated as of November 5, 2009 between the Company and David A. Levin (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2009, and incorporated herein by reference). *

Exhibits
10.29	Revised and Restated Employment Agreement dated as of November 5, 2009 between the Company and Dennis R. Hernreich (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2009, and incorporated herein by reference). *

10.30	Employment Agreement between the Company and Henry J. Metscher dated as of January 7, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2010, and incorporated herein by reference). *

10.31	Employment Agreement between the Company and Robert S. Molloy dated as of January 7, 2010 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 11, 2010, and incorporated herein by reference). *

10.32	Employment Agreement between the Company and Richard Della Bernarda dated as of January 8, 2010.

10.33	Employment Agreement between the Company and Mark Bean dated as of January 8, 2010.

10.34	Employment Agreement between the Company and Francis C. Chane dated as of January 8, 2010.

10.35	Employment Agreement between the Company and Kenneth Ederle dated as of January 8, 2010.

10.36	Employment Agreement between the Company and Douglas Hearn dated as of January 8, 2010.

10.37	Employment Agreement between the Company and Jack R. McKinney dated as of January 8, 2010.

10.38	Employment Agreement between the Company and Peter E. Schmitz dated as of January 8, 2010.

10.39	Employment Agreement between the Company and Vickie Smith dated as of January 8, 2010.

10.40	Employment Agreement between the Company and Walter E. Sprague dated as of January 8, 2010.

10.41	Employment Agreement between the Company and Peter H. Stratton, Jr. dated as of January 7, 2010.

10.42	2008 Casual Male Retail Group, Inc. Long-Term Incentive Plan (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference). *

10.43	Casual Male Retail Group, Inc. Amended and Restated Annual Incentive Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 4, 2008 and incorporated herein by reference). *

10.44	Asset Purchase Agreement entered into as of May 2, 2002, by and among the Company and Casual Male Corp. and certain subsidiaries (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference). *

10.45	Amended and Restated Note Agreement, dated as of April 26, 2002, and amended and restated as of May 14, 2002, among the Company, certain subsidiaries of the Company and the purchasers identified therein (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference). *

10.46	Form of Warrant to Purchase Shares of Common Stock (aggregating 787,500 shares) (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference). *

10.47	Form of Warrant to Purchase Shares of Common Stock (aggregating 927,500 shares) (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference). *

10.48	Form of Warrant to Purchase Shares of Common Stock (aggregating 1,176,471 shares) (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference). *

Exhibits
10.49	Registration Rights Agreement entered into as of April 26, 2002, by and between the Company and the persons identified therein (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference). *

10.50	Purchase Agreement dated November 12, 2003 by and between the Company and Thomas Weisel Partners LLC (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference). *

10.51	Registration Rights Agreement dated November 18, 2003 by and between the Company and Thomas Weisel Partners LLC (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference). *

10.52	Form of Warrant to Purchase Shares of Common Stock (aggregating 500,000 shares) (included as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed on September 17, 2002, and incorporated herein by reference). *

10.53	Form of Subscription Agreement dated September 1, 2009 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 2, 2009, and incorporated herein by reference). *

10.54	Asset Purchase Agreement by and among the Company and Rochester Big & Tall Clothing, Inc., dated as of August 18, 2004 (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2004, and incorporated herein by reference). *

10.55	Contribution Agreement dated January 30, 2006 by and among the Company, Spirit SPE Canton, LLC and Spirit Finance Acquisitions, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference). *

10.56	Membership Interest Purchase Agreement dated January 30, 2006 by and between the Company and Spirit Finance Acquisitions, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference). *

10.57	Lease Agreement dated February 1, 2006 by and between the Company and Spirit SPE Canton, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference). *

10.58	Buying Agency Agreement effective November 16, 2005 by and between Designs Apparel, Inc. and Li & Fung (included as Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed March 31, 2006, and incorporated herein by reference). *

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.
March 19, 2010
	By:	/s/ DAVID A. LEVIN
David A. Levin President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DAVID A. LEVIN David A. Levin	President and Chief Executive Officer (Principal Executive Officer)	March 19, 2010

/s/ DENNIS R. HERNREICH Dennis R. Hernreich	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 19, 2010

/s/ PETER H. STRATTON, JR. Peter H. Stratton, Jr.	Senior Vice President of Finance and Corporate Controller (Principal Accounting Officer)	March 19, 2010

/s/ SEYMOUR HOLTZMAN Seymour Holtzman	Chairman of the Board of Directors	March 19, 2010

/s/ ALAN S. BERNIKOW Alan S. Bernikow	Director	March 19, 2010

/s/ JESSE H. CHOPER Jesse H. Choper	Director	March 19, 2010

/s/ WARD K. MOONEY Ward K. Mooney	Director	March 19, 2010

/s/ GEORGE T. PORTER, JR. George T. Porter, Jr.	Director	March 19, 2010

/s/ MITCHELL S. PRESSER Mitchell S. Presser	Director	March 19, 2010

/s/ ROBERT L. SOCKOLOV Robert L. Sockolov	Director	March 19, 2010