Form 10-Q
period 2010-05-01
CASUAL MALE RETAIL GROUP INC
filed 2010-05-21
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended May 1, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of May 1, 2010 was 47,691,110.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	May 1, 2010	January 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,554	$4,302
Accounts receivable	2,411	2,494
Inventories	98,693	89,977
Prepaid expenses and other current assets	9,905	8,380

Total current assets	116,563	105,153

Property and equipment, net of accumulated depreciation and amortization	39,375	41,888

Other assets:
Intangible assets	32,681	32,809
Other assets	1,211	1,189

Total assets	$189,830	$181,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,874	$4,874
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	27,819	19,753
Income taxes payable	1,392	1,485
Accrued expenses and other current liabilities	23,449	28,531
Notes payable	5,637	3,475

Total current liabilities	64,636	59,583

Long-term liabilities:
Deferred gain on sale-leaseback, net of current portion	21,615	21,981
Long-term debt, net of current portion	1,484	2,702
Deferred income taxes	961	769
Other long-term liabilities	2,781	2,781

Total liabilities	91,477	87,816

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding at May 1, 2010 and January 30, 2010	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 58,568,549 and 58,046,235 issued at May 1, 2010 and January 30, 2010, respectively	585	580
Additional paid-in capital	289,176	288,367
Accumulated deficit	(99,828)	(103,982)
Treasury stock at cost, 10,877,439 shares at May 1, 2010 and January 30, 2010	(87,977)	(87,977)
Accumulated other comprehensive loss	(3,603)	(3,765)

Total stockholders’ equity	98,353	93,223

Total liabilities and stockholders’ equity	$189,830	$181,039

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	May 1, 2010	May 2, 2009

Sales	$94,984	$97,561

Cost of goods sold, including occupancy	51,416	56,003

Gross profit	43,568	41,558

Expenses:
Selling, general and administrative	35,631	37,151
Depreciation and amortization	3,324	3,797

Total expenses	38,955	40,948

Operating income	4,613	610

Other income, net	103	93
Interest expense, net	(155)	(330)

Income before income taxes	4,561	373

Provision for income taxes	407	37

Net income	$4,154	$336

Net income per share – basic and diluted	$0.09	$0.01

Weighted average number of common shares outstanding
- basic	46,659	41,450
- diluted	47,267	41,450

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 1, 2010	May 2, 2009
Cash flows from operating activities:
Net income	$4,154	$336
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	3,324	3,797
Amortization of deferred gain from sale-leaseback	(366)	(366)
Deferred income taxes, net of valuation allowance	192	—
Stock based compensation expense	523	51
Issuance of common stock to Board of Directors	12	—

Changes in operating assets and liabilities:
Accounts receivable	(20)	209
Inventories	(8,716)	(6,997)
Prepaid expenses	(1,525)	(516)
Other assets	(27)	31
Accounts payable	8,066	3,506
Income taxes payable	(93)	20
Accrued expenses and other current liabilities	(4,920)	(2,225)

Net cash provided by (used for) operating activities	604	(2,154)

Cash flows from investing activities:
Additions to property and equipment	(678)	(670)
Net proceeds from sale of subsidiary, LP Innovations, Inc.	103	—

Net cash used for investing activities	(575)	(670)

Cash flows from financing activities:
Net borrowings under credit facility	2,162	5,092
Principal payments on long-term debt	(1,218)	(1,219)
Proceeds from the issuance of common stock under option program	279	—

Net cash provided by financing activities	1,223	3,873

Net change in cash and cash equivalents	1,252	1,049
Cash and cash equivalents:
Beginning of the period	4,302	4,953

End of the period	$5,554	$6,002

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended May 1, 2010

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amounts		Shares	Amounts

Balance at January 30, 2010	58,046	$580	$288,367	(10,877)	$(87,977)	$(103,982)	$(3,765)	$93,223

Stock based compensation expense			523					523
Issuance of restricted stock	284	3	(3)					—
Board of Directors compensation	4	—	12					12
Exercises under option programs	235	2	277					279
Accumulated other comprehensive income (loss):
Unrecognized loss associated with pension plan							62	62
Foreign currency							100	100
Net income						4,154		4,154

Total comprehensive income								4,316

Balance at May 1, 2010	58,569	$585	$289,176	(10,877)	$(87,977)	$(99,828)	$(3,603)	$98,353

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

Notes to Consolidated Financial Statements

1. Basis of Presentation

In the opinion of management of Casual Male Retail Group, Inc., a Delaware corporation (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company’s audited consolidated financial statements for the fiscal year ended January 30, 2010 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 19, 2010.

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

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2010 is a 52-week period ending on January 29, 2011. Fiscal 2009 was a 52-week period ending on January 30, 2010.

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

Segment Information

The Company reports its operations as one reportable segment, Big & Tall Men’s Apparel, which consists of three operating segments—B&T Factory Direct, Casual Male XL and Rochester Clothing. The Company considers its operating segments to be similar in terms of economic characteristics, production processes and operations, and have therefore aggregated them into a single reporting segment.

Other Intangibles

The Company’s trademarks are considered indefinite-lived intangible assets and must be tested annually for potential impairment. At January 30, 2010, both the Casual Male and Rochester trademarks were tested for potential impairment. Utilizing an income approach with appropriate royalty rates applied, the Company concluded that the Casual Male trademark, with a carrying value of $29.2 million, and the Rochester trademark, with a carrying value of $1.5 million, were not impaired.

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

CASUAL MALE RETAIL GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

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

For the first three months of fiscal 2010 and fiscal 2009, the Company recognized total stock-based compensation expense of $0.5 million and $0.1 million, respectively. Approximately $0.1 million of the $0.5 million of stock-based compensation expense for the first quarter of fiscal 2010 related to the expense associated with the grant of equity awards pursuant to the Company’s Long-Term Incentive Plan.

The total compensation cost related to non-vested awards not yet recognized as of May 1, 2010 is approximately $1.8 million which will be expensed over a weighted average remaining life of 24 months.

Valuation Assumptions for Stock Options and Restricted Stock

During the first quarter of fiscal 2010, the Company granted 283,550 shares of restricted stock to members of management as a result of the Company achieving certain performance targets in fiscal 2009 pursuant to its Long-Term Incentive Plan. Each restricted share of common stock was assigned a fair value equal to the closing price of the Company’s common stock on the date of grant. During the first quarter of fiscal 2010, stock options to purchase 368,172 shares of common stock were granted. Of this amount, stock options to purchase 20,606 shares of common stock were issued pursuant to the Long-Term Incentive Plan for fiscal 2009. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average grant date fair-value of stock options granted during the first quarter of fiscal 2010 was $1.04 per share.

No stock options or shares of restricted stock were granted in the first quarter of fiscal 2009.

The following assumptions were used for grants for the first quarter of fiscal 2010. There were no assumptions for the first quarter of fiscal 2009 because there were no stock option grants.

May 1, 2010
Expected volatility	55.0%
Risk-free interest rate	1.14-1.55%
Expected life	2.1 -2.5 yrs
Dividend rate	—

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

During the first quarter of fiscal 2010, options for 235,000 shares of common stock were exercised with an intrinsic value of approximately $0.5 million.

2. Debt

Credit Agreement with Bank of America Retail Group, Inc.

At May 1, 2010, the Company had outstanding borrowings of $5.6 million under its credit facility, as most recently amended December 20, 2007, with Bank of America, N.A. (the “Credit Facility”). The maturity date of the Credit Facility is October 29, 2011. Outstanding standby letters of credit were $2.2 million and outstanding documentary letters of credit were $3.2 million. Average monthly borrowings outstanding under the Credit Facility during the first three months of fiscal 2010 were approximately $6.8 million, resulting in an average unused excess availability of approximately $58.6 million. Unused excess availability at May 1, 2010 was $60.0 million. The Company’s obligations under the Credit Facility are secured by a lien on all of its assets. The Company is not subject to any financial covenants pursuant to this Credit Facility.

CASUAL MALE RETAIL GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

The fair value of amounts outstanding under the Credit Facility approximates the carrying value at May 1, 2010. At the Company’s option, any portion of the outstanding borrowings can be converted to LIBOR-based contracts; the remainder bears interest based at prime. At May 1, 2010, the prime-based interest rate was 3.25%. The Company had approximately $5.0 million of its outstanding borrowings in LIBOR-based contracts with an interest rate of approximately 1.25%. The LIBOR-based contracts expired between May 6, 2010 and May 13, 2010.

Long-Term Debt with Banc of America Leasing & Capital, LLC

Pursuant to two Equipment Security Notes with Banc of America Leasing & Capital, LLC for equipment financing, the Company has $6.4 million outstanding at May 1, 2010. The secured notes are due July 20, 2011 and January 16, 2012. Both secured notes accrue interest at a per annum rate of 1.75% plus the rate of interest equal to the 30-day published LIBOR rate. Principal and interest, in arrears, are payable monthly, commencing one month after issuance of such note.

Both notes are secured by a security interest in all of the Company’s rights, title and interest in and to certain equipment. The Company is not subject to any financial covenants pursuant to these notes.

3. Equity

Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended
	May 1, 2010	May 2, 2009
(in thousands)
Common Stock Outstanding
Basic weighted average common shares outstanding	46,659	41,450
Common Stock Equivalents - Stock options, restricted stock and warrants	608	—

Diluted weighted average common shares Outstanding	47,267	41,450

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period because the exercise price of such options and warrants was greater than the average market price per share of common stock for the respective periods.

	For the three months ended
	May 1, 2010	May 2, 2009
(in thousands, except exercise prices)
Options	3,292	3,838
Warrants	1,058	1,058

Range of exercise prices of such options and warrants	$3.88 - $10.26	$1.16 - $10.26

The above options, which were outstanding at May 1, 2010, expire from May 25, 2011 to August 12, 2018.

CASUAL MALE RETAIL GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

4. Income Taxes

At May 1, 2010, the Company had total deferred tax assets of approximately $54.8 million, with a corresponding valuation allowance of $54.8 million and a total deferred tax liability of approximately $1.0 million. The deferred tax assets primarily relate to net operating loss carryforwards that expire through 2029 and to a lesser extent book/tax timing differences.

The Company’s effective tax rate for the first quarter of fiscal 2010 has been reduced from the statutory rate due to the utilization of the Company’s fully reserved net operating loss carryforwards.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to Topic 740, Income Taxes, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At May 1, 2010, the Company had no material unrecognized tax benefits.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 1997, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the first quarter of fiscal 2010.

5. Recently Issued Accounting Pronouncements

The Company has reviewed accounting pronouncements and interpretations thereof that have effective dates during the periods reported and in future periods. The Company believes that the following impending standards may have an impact on its future filings. The applicability of any standard will be evaluated by the Company and is still subject to review by the Company.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-04—Accounting for Various Topics—Technical Corrections to Various SEC Paragraphs. This update represents technical corrections to SEC paragraphs. The adoption of ASU No. 2010-04 will not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This update affects all entities that are required to make disclosures about recurring or nonrecurring fair value measurements. This update provides amendments to Subtopic 820-10 that requires new disclosures and clarifies existing disclosures. The adoption of ASU No. 2010-06 will not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-08—Technical Corrections to Various Topics. This update’s purpose is to eliminate GAAP inconsistencies, update outdated provisions and provide needed clarifications. The adoption of ASU No. 2010-08 will not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09—Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements. This update addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4). The adoption of ASU No. 2010-09 will not have a material impact on the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from such forward-looking statements. We encourage readers to refer to Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 30, 2010, filed with the Securities and Exchange Commission on March 19, 2010, and Part II, Item 1A of this Quarterly Report which identify certain risks and uncertainties that may have an impact on our future earnings and the direction of our Company.

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

BUSINESS SUMMARY

Casual Male Retail Group, Inc. together with our subsidiaries is the largest specialty retailer of big & tall men’s apparel with retail operations throughout the United States, Canada and London, England. We operate 457 Casual Male XL retail and outlet stores, 19 Rochester Clothing stores and a direct to consumer business, which includes several catalogs and e-commerce sites.

Unless the context indicates otherwise, all references to “we,” “ours,” “our,” “us” and “the Company” refer to Casual Male Retail Group, Inc. and its consolidated subsidiaries. We refer to our fiscal years which end on January 29, 2011 and January 30, 2010 as “fiscal 2010” and “fiscal 2009,” respectively.

When discussing sales growth, we refer to the term “comparable sales.” Comparable sales for all periods discussed include our retail stores that have been open for at least one full year together with our e-commerce and catalog sales. Stores that may have been remodeled, expanded or re-located during the period are also included in our determination of comparable sales. We include our direct businesses as part of our calculation of comparable sales because we are a multi-channel retailer, offering our customers convenient alternatives for their shopping. The method of calculating comparative sales varies across the retail industry and, as a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies.

RESULTS OF OPERATIONS

Financial Summary

The first quarter of fiscal 2010 comparable sales performance of -0.7% is an improvement in sales trends from 2009 first quarter, fourth quarter and fiscal year comparable sales of -10.7%, -8.2%, and -10.8%, respectively, and represents an expected flattening of the Company’s sales level comparisons. The first quarter sales performance was largely achieved with improved sales productivity as traffic trends have continued to decline in the high single digit level. At the same time, we improved our gross margin by 330 basis points to 45.9%, reduced our operating expenses by over 4%, and consequently raised net income to $0.09 per diluted share from last year’s first quarter of $0.01 per diluted share. Consistent with 2009, our primary focus is on improving operating income and optimizing our free cash flow, as our sales base gradually recovers over the longer term.

During the first quarter of fiscal 2010, we also continued to reduce our inventory levels. This aggressive approach to managing our inventory has been a key component to optimizing our merchandise margins, enabling us to avoid excessive promotional and clearance activity. In addition, our total indebtedness at May 1, 2010 is 78.2% lower than it was at May 2, 2009. Accordingly, the amount of borrowing available under our credit facility was $60.0 million at the end of the first quarter of fiscal 2010.

We believe that with this restructured operating model, our existing business can remain stable and will generate cash flow. However, we do not believe that new store growth in our current formats will produce the level of market share growth we hope to achieve. Given that, during fiscal 2009, we started to pursue new strategies to grow our business and increase our market share within the big & tall market. We believe that in order to be successful and to become a growth business, we need to develop more compelling and convenient ways for our customers to shop, while attracting a largely untapped segment of the big & tall market— the smaller waist customer (with sizes 42’ to 46’). We believe that we have a significant opportunity to substantially grow out market share in this area of the big & tall market.

New Developments

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

In fiscal 2010, we will be testing our new store concept, Destination XL. Destination XL will be a supercenter, averaging 11,000 square feet, offering a full assortment from all of our core brands, including Casual Male XL, Rochester Clothing and B&T Factory Direct, as well as expanded assortments of Shoes XL and Living XL. All of our brands, across all channels, will be represented in our new store utilizing a good, better, best pricing structure. Our new store will be the first of its kind in the big & tall market. Our family-friendly destination store will offer our customers one-stop shopping for all of their apparel needs while providing them with a comfortable and entertaining atmosphere, complete with interactive elements. We are currently planning to open four stores during the second and third quarters of fiscal 2010. Our first store, which is scheduled to open July 2010, will be in Schaumburg, Illinois with stores in Memphis, Tennessee; Las Vegas, Nevada; and Houston, Texas to open by the end of August 2010.

The economic proposition for the Destination XL concept consists of greater efficiencies in serving the market area resulting in higher operating margins, and potentially greater sales volumes with increased market share in each market by either (a) gaining a larger share of our existing customers’ annual expenditures on apparel, or (b) increasing our market penetration with our customers whose waist size is between 42’ and 46’, or both. Accordingly, the expectation is enhanced returns on capital and operating income from each market compared to our existing locations.

In conjunction with our new store concept, we will also be launching a cross-channel e-commerce site, combining all of our existing e-commerce sites into one enhanced website, with state-of-the-art features and best practices. This will enable our customers to shop across all of our brands and product extensions with ease and will bring all of our customers under one concept. Their classification as a “Rochester” customer or a “Casual Male” customer will no longer limit their ability to access our full-product assortment.

Fiscal 2010 Outlook

Although we are seeing gradual improvements throughout the retail industry, we expect in our specific market that our sales volumes for fiscal 2010 will be relatively flat to fiscal 2009 consistent with the expectation that the rebound in consumer spending in the big & tall market will be over an extended period of time. Based on these sales projections for fiscal 2010, we expect to make continued improvements in gross margins of between 75 and 125 basis points and selling, general and administrative (“SG&A”) costs to decline approximately 2% from 2009 levels.

During the first quarter of fiscal 2010, we exceeded our plans with respect to sales and gross margin and as a result we are raising our earnings expectations for fiscal 2010 by $0.03 per diluted share. Previously, we stated that we expected earnings to be between $0.23 and $0.26 per diluted share. We have raised that range to $0.26 to $0.29 per diluted share. On a quarterly basis, we expect to see improvements in earnings in the third and fourth quarters of fiscal 2010, consistent with the expected 2010 annual improvement to 2009, but we are not expecting any improvement in the second quarter. Despite the sales shortfall last year, net income in the second quarter of fiscal 2009 was $0.09 per diluted share, which is the same level as the first quarter of 2010, as a result of strong gross margins and reduced SG&A spending.

From a liquidity perspective, we expect to generate free cash flow of approximately $20 million, which represents cash flow from operations of $30.0 million less budgeted capital expenditures of approximately $10.0 million. See “Presentation of Non-GAAP Measure” below for calculation and reconciliation of non-GAAP free cash flow. Our capital expenditure projects for fiscal 2010 are primarily related to our Destination XL store concept and the corresponding enhancement and launching of our cross-channel e-commerce site.

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

	For the three months ended:		Projected Cash Flow
(in millions)	May 1, 2010	May 2, 2009	Fiscal 2010

Cash flow from operating activities	$0.6	$(2.2)	$30.0
Less: Capital expenditures	(0.7)	(0.7)	(10.0)
Less: Discretionary store asset acquisitions	—	—	—

Free Cash Flow	$(0.1)	$(2.9)	$20.0

Sales

For the first quarter of fiscal 2010, total sales decreased by 2.6% to $95.0 million when compared to total sales of $97.6 million for the first quarter of fiscal 2009. Comparable sales for the first quarter decreased 0.7% when compared to the same period of the prior year. This decrease consisted of a 2.4% decrease in sales from our Casual Male business offset by a 4.6% increase in our Rochester business. During the fourth quarter of fiscal 2009, we started to see improvements in our Rochester business as our higher-end customers started returning.

Our comparable sales decrease for the first quarter of fiscal 2010 is primarily attributable to a 7.3% decrease in store traffic. However, we continue to experience improvement in our sales conversion rate (the percentage of store guests who make a purchase) and this quarter we experienced an increase in dollars spent per transaction. Both of these metrics have contributed to mitigating the reduced traffic flow.

We expect that sales will likely rebound very slowly, especially considering that although the overall economy has shown signs of improvement, unemployment rates, which have a direct impact on consumer spending, remain high. Accordingly, although we are seeing signs of improvement, we are planning sales volumes for fiscal 2010 to remain flat to fiscal 2009 at approximately $385.0 to $395.0 million, with comparable sales to approximate between -1% to +1%.

Gross Profit Margin

For the first quarter of fiscal 2010, our gross margin rate, inclusive of occupancy costs, was 45.9% as compared to a gross margin rate of 42.6% for the first quarter of fiscal 2009. The increase of 330 basis points was the result of increased merchandise margins for the first quarter of fiscal 2010 of 280 basis points plus an increase of 50 basis points in occupancy costs as a result of lower occupancy costs. Our merchandise margin continues to benefit from our improved inventory management and reduced markdown activity. In addition, our merchandise margin for the first quarter of fiscal 2009 was negatively impacted by some residual fourth quarter 2008 clearance merchandise. Occupancy costs for the first quarter of fiscal 2010 also improved despite the lower sales base. On a dollar basis, occupancy costs for the first quarter of fiscal 2010 decreased by $0.8 million as compared to the first quarter of fiscal 2009 as a result of our on-going rent reduction efforts with various landlords.

During fiscal 2009, we were successful in re-negotiating existing lease terms with many of our landlords, enabling us to reduce future occupancy by approximately $9.0 million, which will be recognized over the remaining lease terms of those respective leases. As a result, we expect to leverage occupancy costs by approximately 30 to 45 basis points in fiscal 2010. In addition, we expect to continue with our aggressive management of inventory levels during fiscal 2010 to ensure a healthy inventory position and, accordingly, strong merchandise margins, with improvements of 45 to 80 basis points. Therefore, for fiscal 2010, we are expecting that gross margin will improve by approximately 75 to 125 basis points, which represents an increase of 25 to 35 basis points from our previous guidance.

Selling, General and Administrative Expenses

SG&A expenses for the first quarter of fiscal 2010 were 37.5% of sales as compared to 38.1% for the first quarter of fiscal 2009. On a dollar basis, SG&A expenses decreased $1.5 million, or 4.1%, for the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009.

During the first quarter of fiscal 2010, we continued to benefit from the cost reductions that we took during the first half of fiscal 2009. Approximately two-thirds of the savings were the result of improved field productivity with the remaining cost savings resulting from reduced marketing costs.

Similar to fiscal 2009, we plan to limit our SG&A growth rates, except for certain programs to support our growth activities, unanticipated cost increases by our suppliers and unanticipated costs that are necessary to support our overall activities. For fiscal 2010, we expect our SG&A costs to decrease by approximately 2% over fiscal 2009 primarily related to the annualization of our 2009 cost reduction initiatives. These savings will be partially offset by an increase in marketing and other expenditures during the latter half of fiscal 2010 to support our Destination XL concept.

Interest Expense, Net

Net interest expense was $0.2 million for the first quarter of fiscal 2010 as compared to $0.3 million for the first quarter of fiscal 2009. The reduction in interest costs for the first quarter of fiscal 2010 as compared to the prior year was due to an overall reduction of 78.2% in total debt as of the end of the first quarter of fiscal 2010 as compared to the end of the first quarter of fiscal 2009. The average interest rate on our average borrowings for the first three months of fiscal 2010 was approximately 4.5% compared to approximately 2.4% during the first three months of fiscal 2009.

Income Taxes

At May 1, 2010, our total deferred tax assets were approximately $54.8 million, with a corresponding valuation allowance of $54.8 million and a deferred tax liability of approximately $1.0 million. The deferred tax assets principally relate to federal net operating loss (“NOL”) carryforwards that expire through 2029.

The effect of the weakened economy on our retail business, especially in fiscal 2008, had a significant impact upon our revenue and profitability. Further, the conditions of the economy also negatively impacted our market value as a result of the deterioration of the capital markets and resulted in substantial impairments in fiscal 2008. Accordingly, due to our cumulative operating losses as well as our uncertainty regarding the economy and our ability to generate future taxable income to realize all of our deferred tax assets, in the fourth quarter of fiscal 2008, we established a valuation allowance against our deferred tax assets.

Our effective tax rate for the first quarter of fiscal 2010 has been reduced from the statutory rate due to the utilization of fully reserved NOL carryforwards. Assuming an effective tax rate of approximately 41.0%, this benefit resulted in a reduction in the income tax provision of approximately $1.5 million, or $0.03 per diluted share, for the first quarter of fiscal 2010.

Net Income

For the first quarter of fiscal 2010, we had net income of $4.2 million, or $0.09 per diluted share, as compared to net income of $0.3 million, or $0.01 per diluted share, for the first quarter of fiscal 2009.

Inventory

At May 1, 2010, total inventory was $98.7 million compared to $90.0 million at January 30, 2010 and $105.6 million at May 2, 2009.

Inventory at the end of the first quarter of fiscal 2010 decreased $6.9 million, or 6.6%, as compared to May 2, 2009. We continue to make a concerted effort to manage our inventory levels and as a result our merchandise margins continue to improve. We have successfully reduced our inventory levels from year ago levels without sacrificing our broad selection of core basic merchandise and current fashion items. Because of the upcoming Father’s Day, we typically increase our inventory levels slightly when compared to year-end balances.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs are for working capital (essentially inventory requirements) and capital expenditures. As discussed below, our capital expenditure program for fiscal 2010 is $10.0 million, which is greater than fiscal 2009 primarily due to the launch of our Destination XL stores as well as the upgrading of our e-commerce sites to a multi-brand format.

We currently believe that our existing cash generated by operations together with our availability under our credit facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements. For the first quarter of fiscal 2010, free cash flow, which we define as cash flow from operating activities, less capital expenditures and discretionary store asset acquisitions, if any, improved by $2.8 million to $(0.1) million from $(2.9) million for the first quarter of fiscal 2009. See “Presentation of Non-GAAP Measures” above regarding non-GAAP free cash flow. The primary reason for the improvement in free cash flow of $2.8 million in the first quarter of fiscal 2010, was the improvement in cash flow from operations of $2.8 million to $0.6 million as compared to $(2.2) million for the first quarter of the prior year. The improvement in cash flows from operations was primarily due to improved operating results.

In addition to cash flow from operations, our other primary source of working capital is our Credit Facility which has a total commitment of $110.0 million, although the amount that can be borrowed is limited to the borrowing base as defined by the Credit Facility, which is comprised primarily of the liquidation value of our inventory. The maturity date of the Credit Facility is October 29, 2011. At May 1, 2010, our borrowing base under our Credit Facility was $70.9 million. Borrowings under the Credit Facility bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”) and vary depending on our levels of excess availability. Our Credit Facility is described in more detail in Note 2 to the Notes to the Consolidated Financial Statements.

We had outstanding borrowings under the Credit Facility at May 1, 2010 of $5.6 million. Outstanding standby letters of credit were $2.2 million and outstanding documentary letters of credit were $3.2 million. Average monthly borrowings outstanding under this facility during the first quarter of fiscal 2010 were approximately $6.8 million, resulting in an average unused excess availability of approximately $58.6 million. Unused excess availability at May 1, 2010 was $60.0 million. Our obligations under the Credit Facility are secured by a lien on all of our assets.

At May 1, 2010, we have reduced our total debt, including our long-term debt, by $43.0 million, or 78.2%, to $12.0 million from $55.0 million at May 2, 2009.

Capital Expenditures

The following table sets forth the stores opened and related square footage at May 1, 2010 and May 2, 2009, respectively:

	At May 1, 2010		At May 2, 2009
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
Casual Male XL	457	1,642	466	1,638
Rochester Clothing	19	155	27	220

Total Stores	476	1,797	493	1,858

Total cash outlays for capital expenditures for both the first quarter of fiscal 2010 and fiscal 2009 were $0.7 million.

For fiscal 2010, our capital expenditures are expected to be approximately $10.0 million. The budget includes approximately $3.4 million related to the opening of our 4 new Destination XL concept stores and approximately $5.0 million for continued information technology projects, including the launch of our enhanced cross-channel e-commerce site, with the remainder for general overhead projects.

Below is a summary of store openings and closings since January 30, 2010:

	Casual Male	Rochester Clothing	Total stores
At January 30, 2010	460	19	479
New outlet stores	—	—	—
New retail stores	—	—	—
Closed stores	3	—	3

At May 1, 2010	457	19	476

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended January 30, 2010 filed with the SEC on March 19, 2010.

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires October 29, 2011, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At May 1, 2010, the interest rate on our prime based borrowings was 3.25%. Approximately $5.0 million of our outstanding borrowings were in LIBOR contracts with an interest rate of approximately 1.25%. Based upon a sensitivity analysis as of May 1, 2010, assuming average outstanding borrowing during the first quarter of fiscal 2010 of $6.8 million, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $34,000 on an annualized basis.

Foreign Currency

Our Sears Canada catalog operations conduct business in Canadian dollars and our Rochester Clothing store located in London, England conducts business in British pounds. Our international e-commerce sites conduct business in Euros and British pounds. If the value of the Canadian dollar, British pound or Euro against the U.S. dollar weakens, the revenues and earnings of these operations will be reduced when they are translated or remeasured to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of May 1, 2010, sales from our Sears Canada operations, our London Rochester Clothing store and our international e-commerce sites were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse affect on our financial position or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 1, 2010. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 1, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended May 1, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe that the resolution of these matters will not have an adverse impact on our operations or financial position.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended January 30, 2010 filed with the SEC on March 19, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Employment Agreement between the Company and Brian Reaves

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.

Date: May 21, 2010	By:	/S/ PETER H. STRATTON, JR.
Peter H. Stratton, Jr.
Senior Vice President of Finance, Corporate Controller and Chief Accounting Officer