Form 10-K/A
period 2010-01-30
CASUAL MALE RETAIL GROUP INC
filed 2010-06-01
CIK 813298

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The registrant had 47,691,110 shares of Common Stock, $0.01 par value, outstanding as of May 15, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 pursuant to General Instruction G(3) to Form 10-K for the sole purpose of filing the information required to be disclosed pursuant to Part III of Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K. Except for the amendments described above, this Form 10-K/A does not modify or update the disclosure in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 originally filed with the Securities and Exchange Commission on March 19, 2010.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Set forth below is certain information regarding our directors, including information furnished by them as to their principal occupations and business experience for the past five years, certain directorships held by each director, their respective ages as of May 15, 2010 and the year in which each became a director of our Company:

NAME (1)	AGE	POSITION	DIRECTOR SINCE
Seymour Holtzman	74	Chairman of the Board and Director	2000
David A. Levin	59	President, Chief Executive Officer and Director	2000
Alan S. Bernikow	69	Director (2),(3)	2003
Jesse Choper	74	Director (2),(3),(4)	1999
John Edward Kyees	63	Director (2),(5)	2010
Ward K. Mooney	61	Director (4)	2006
George T. Porter, Jr.	63	Director (4), (6)	1999
Mitchell S. Presser	45	Director (3)	2007

(1)	Robert L. Sockolov, a director of the Company since 2004, resigned effective March 29, 2010.
(2)	Current member of the Audit Committee.
(3)	Current member of the Nominating and Corporate Governance Committee.
(4)	Current member of the Compensation Committee.
(5)	Mr. Kyees was appointed a director of the Company on May 3, 2010. Mr. Kyees was also appointed a member of the Audit Committee effective May 3, 2010.
(6)	Mr. Porter was a member of the Audit Committee until his seat was filled by Mr. Kyees effective May 3, 2010.

Seymour Holtzman, has been a director since April 7, 2000 and Chairman of the Board since April 11, 2000. On May 25, 2001, the Board of Directors hired Mr. Holtzman as an officer and employee. Mr. Holtzman has been involved in the retail business for over 40 years. For many years, he has been the President and Chief Executive Officer of Jewelcor, Incorporated, a former New York Stock Exchange listed company that operated a chain of retail stores. From 1986 to 1988, Mr. Holtzman was Chairman of the Board and also Chief Executive Officer of Gruen Marketing Corporation, an American Stock Exchange listed company involved in the nationwide distribution of watches. Mr. Holtzman was formerly on the board of directors of two banks. For at least the last five years, Mr. Holtzman has served as Chairman and Chief Executive Officer of Jewelcor Management, Inc., a company primarily involved in investment and management services; and he is the owner of C.D. Peacock, Inc., a Chicago, Illinois retail jewelry establishment, and the owner of Homeclick, LLC, a privately held internet retailer specializing in luxury brands for the home. Mr. Holtzman is currently the Chief Executive Officer and Co-Chairman of the Board of George Foreman Enterprises, Inc. (OTCBB: “GFME.PK”), formerly MM Companies, Inc. Mr. Holtzman is a successful entrepreneur with extensive experience working with public companies and provides valuable insight to the Board with respect to strategic planning.

David A. Levin has been our President and Chief Executive Officer since April 10, 2000 and a director since April 11, 2000. From 1999 to 2000, he served as the Executive Vice President of eOutlet.com. Mr. Levin was President of Camp Coleman, a division of The Coleman Company, from 1998 to 1999. Prior to that, Mr. Levin was President of Parade of Shoes, a division of J. Baker, Inc., from 1995 to 1997. Mr. Levin was also President of Prestige Fragrance & Cosmetics, a division of Revlon, Inc., from 1991 to 1995. Mr. Levin has worked in the retail industry for over 30 years. Since joining the Company, Mr. Levin has been instrumental in transforming the Company from a company which exclusively operated Levi Strauss & Co. branded apparel to the largest specialty retailer of big & tall men’s apparel. In addition, Mr. Levin brings to the Board valuable experience in merchandising and marketing initiatives.

Alan S. Bernikow has been a director since June 29, 2003. From 1998 until his retirement in May 2003, Mr. Bernikow was the Deputy Chief Executive Officer at Deloitte & Touche LLP where he was responsible for assisting the firm on special projects such as firm mergers and acquisitions, litigation matters and partner affairs. He was a member of Deloitte & Touche’s Executive & Management Committees; Chairman for the Professional Asset Indemnity Limited (“PAIL” Bermuda) Big 4 Insurance Representatives; and President for the PAIL Vermont Insurance Company Big 4 Insurance Representatives. Mr. Bernikow joined Touche Ross, the predecessor firm of Deloitte & Touche LLP, in 1977, prior to which Mr. Bernikow was the National Administrative Partner in Charge for the accounting firm of J.K. Lasser & Company. Mr. Bernikow is a member of the Board of Directors of Revlon, Inc. and Revlon Consumer Products Corporation and serves as Chairman of the Audit Committee of Revlon, Inc.; as well as Chairman of the Revlon, Inc. Compensation and Stock Plan Committee; a member of the Board of Directors of Mack-Cali, as well as the Chairman of the Audit Committee of Mack-Cali; a member of the Board of Premier American Bank, as well a member of the Compensation Committee and Chairman of the Audit Committee of Premier American Bank; and serves as a Director of the Board of the UBS Global Asset Management (US) Inc., - a wholly owned subsidiary of UBS AG, including serving as Chairman of its Audit Committee. Mr. Bernilow has had extensive international experience in his role in Deloitte & Touche’s management/risk management group, as well as worldwide insurance responsibilities. Mr. Bernikow provides the Board with substantial financial expertise and strategic planning as a result of his years of experience at Deloitte & Touche LLP. His strong financial background qualifies him as an “audit committee financial expert”. Mr. Bernikow provides the Board with valuable insight with respect to financial reporting based on his experiences serving on the audit committees of several boards.

Jesse Choper has been a director since October 8, 1999. Mr. Choper is the Earl Warren Professor of Public Law at the University of California at Berkeley School of Law, where he has taught since 1965. From 1960 to 1961, Professor Choper was a law clerk for Supreme Court Chief Justice Earl Warren. Mr. Choper is a member of the Board of Directors of George Foreman Enterprises, Inc. (OTCBB: “GFME.PK”) and is also a member of the California Horseracing Board. Mr. Choper provides valuable legal expertise to the Board. His specific legal background makes him an authority on ethical behavior and he provides valuable insight with respect to corporate governance. Mr. Choper’s tenure and service as a director for over ten years is also considered a valuable asset to the Board.

John E. Kyees was appointed a director on May 3, 2010. From 2003 until his retirement in 2010, Mr. Kyees was the Chief Financial Officer of Urban Outfitters, Inc. Mr. Kyees continues to serve as the Chief of Investor Relations for Urban Outfitters. Prior to that, from 2002 to 2003, Mr. Kyees was the Chief Financial Officer and Chief Administrative Officer of bebe Stores, Inc. Mr. Kyees brings to the Board extensive executive level retail experience having served as Chief Financial Officer for several prominent retailers. His insight with respect to merchandising, operational activities and finance will be an asset to our Board.

Ward K. Mooney has been a director since July 31, 2006. Mr. Mooney is the founding partner and Executive Managing Director of Crystal Capital Fund since 2005. Prior to that, Mr. Mooney was the President of Bank of America Retail Finance Group and Chief Operating Officer of Back Bay Capital, both of which were formerly Bank of Boston businesses which Mr. Mooney founded. Mr. Mooney provides the Board with valuable insight with respect to his extensive experience as a lender in the apparel industry.

George T. Porter, Jr. has been a director since October 28, 1999. Mr. Porter was President of Levi’s USA for Levi Strauss & Co. from 1994 to 1997. Beginning in 1974, Mr. Porter held various positions at Levi Strauss & Co., including President of Levi’s Men’s Jeans Division. Mr. Porter was also Corporate Vice President and General Manager of Nike USA from 1997 to 1998. Mr. Porter provides the Board with extensive merchandising experience having worked at two highly prominent companies. Mr. Porter’s tenure and service as a director for over ten years is also considered a valuable asset to the Board.

Mitchell S. Presser has been a director since May 1, 2007. Since November 2006, Mr. Presser has been a founding partner of Paine & Partners, LLC (including its predecessor), a private equity firm. Prior to that, Mr. Presser was a law partner with Wachtell, Lipton, Rosen & Katz, specializing in mergers & acquisitions. Mr. Presser’s extensive experience in private equity and strategic planning provides valuable insight to the Board.

All directors hold office until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified or until their earlier death, resignation or removal.

Non-Director Executive Officers

Dennis R. Hernreich, 53, has been our Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary since September 2002. Prior to that, Mr. Hernreich served as our Senior Vice President, Chief Financial Officer and Treasurer upon joining us on September 5, 2000. Prior to joining our Company, from 1996 through 1999, Mr. Hernreich held the position of Senior Vice President and Chief Financial Officer of Loehmann’s, a national retailer of women’s apparel. From 1999 to August 2000, Mr. Hernreich was Senior Vice President and Chief Financial Officer of Pennsylvania Fashions, Inc., a 275-store retail outlet chain operating under the name Rue 21.

Francis Chane, 47, joined us in June 2008 as our Vice President of Distribution & Logistics. Prior to joining our Company, Mr. Chane was Vice President Operations & Facilities for RedcatsUSA from 1999 to April 2008.

Richard Della Bernarda, 48, has been our Senior Vice President and Chief Marketing Officer since June 2007. Mr. Della Bernarda began his career with Casual Male Corp. in 1992 and joined our Company in May 2002 as part of our acquisition of Casual Male Corp. as our Senior Vice President of Marketing.

Kenneth M .Ederle, 45, has been our Vice President, General Merchandise Manager of Rochester Clothing since August 2008. Mr. Ederle joined our Company in October 2006 and was our Merchandise Manager of Sportswear for Rochester Clothing from January 2008 until August 2008 and prior to that was one of our Merchandise Managers for Casual Male. Prior to joining the Company, Mr. Ederle was a Senior Buyer and Senior Planner for Limited Brands.

Douglas Hearn, 55, joined us in June 2008 and is our Senior Vice President, General Merchandise Manager of Casual Male XL. Prior to joining our Company, Mr. Hearn was VP/Sportswear for Jos A. Bank Clothiers from June 2002 to June 2008.

Jack R. McKinney, 54, has been our Senior Vice President and Chief Information Officer since June 2002. Mr. McKinney began his career with Casual Male Corp. in 1997 and joined our Company in May 2002 as part of our acquisition of Casual Male Corp.

Henry J. Metscher, 53, has been our Senior Vice President, General Merchandise Manager, Direct Businesses since May 2008. Mr. Metscher joined us in November 2006 as our Senior Vice President and General Merchandise Manager Living XL and President of Footwear. Prior to that, Mr. Metscher was the Executive Vice President and Chief Merchandising Officer at Talbots from 1998 until November 2006.

Robert S. Molloy, 50, joined our Company in February 2008 and is our Senior Vice President and General Counsel. Prior to that, Mr. Molloy served as Vice President, Assistant General Counsel at Staples, Inc. from May 1999 to February 2008. Prior to May 1999, Mr. Molloy served as a trial attorney.

Brian Reaves, 49, joined our Company in May 2010 as our Senior Vice President of Store Sales and Operations. Prior to joining our Company, Mr. Reaves was the Vice President – Outreach and Group Sales for David’s Bridal from 2007 to 2009. Before that, Mr. Reaves was the Senior Vice President of Sales for The Bridal Group from 2004 to 2007.

Peter E. Schmitz, 51, joined the Company in August 2007 as our Senior Vice President, Real Estate and Store Development. Prior to that, Mr. Schmitz was the Vice President of Real Estate for Brooks/Eckerd Pharmacy Chain since 1995.

Vickie S. Smith, 53, joined the Company in February 2008 as our Senior Vice President, Planning and Allocation. Prior to that, Ms. Smith worked at Urban Brands as Senior Vice President, Planning, Allocation and Marketing from May 2006 to November 2007. From May 2001 to December 2005, Ms. Smith was the Vice President, Corporate Planning and Allocation at JCPenney.

Peter H. Stratton, Jr., 37, has been our Senior Vice President of Finance, Corporate Controller and Chief Accounting Officer since August 28, 2009. Mr. Stratton joined us in June 2009 as Vice President of Finance. From May 2007 to June 2009, he served as Senior Director of Corporate Accounting at BearingPoint, Inc. Prior to May 2007, Mr. Stratton held various finance and accounting leadership positions at Legal Sea Foods, Inc., Shaw’s Supermarkets, Inc. and Cintas Corporation.

Walter E. Sprague, 61, has been our Senior Vice President of Human Resources since May 2006. From August 2003 through April 2006, Mr. Sprague was our Vice President of Human Resources. Prior to joining our Company, Mr. Sprague was the Managing Director Northeast, for Marc-Allen Associates, a nationwide executive recruiting firm. From 1996 to 2002 Mr. Sprague was the Assistant Vice President – Senior Director of Human Resources for Foot Locker Inc. and prior to that the Assistant Vice President – Senior Director of Human Resources of Human Resources for Woolworth Corporation, the predecessor company to Foot Locker Inc.

There are no family relationships between any of our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. The Reporting Persons are required to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during fiscal 2009, we believe that the current Reporting Persons complied with all applicable Section 16(a) reporting requirements and that all required reports were filed in a timely manner.

Code of Ethics

We have adopted a Code of Ethics which applies to our directors, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as well as our other senior officers. The full text of the Code of Ethics can be found under “Corporate Governance” on the Investor Relations page of the our corporate web site, which is at www.casualmaleXL.com.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee is currently comprised of Messrs. Choper, Bernikow and Kyees. Mr. Kyees replaced Mr. Porter as a member of the audit committee on May 3, 2010. Each of the members of the Audit Committee is independent, as independence for audit committee members is defined under the rules of the Nasdaq Global Select Market (“Nasdaq”). In addition, the Board of Directors has determined that Mr. Bernikow is an “audit committee financial expert” under the rules of the Securities Exchange Commission (“SEC”).

The Audit Committee operates under a written charter, which can be found under “Corporate Governance” on the Investor Relations page of our website at www.casualmaleXL.com.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses the compensation paid to our key executives which includes our Chief Executive Officer and our Chief Financial Officer (“Key Executives”) as well as our other executive officers (the “Senior Executives”). For the purposes of this Form 10-K/A, the Key Executives and our next three most highly-compensated Senior Executives for fiscal 2009, which includes our former Senior Vice President of Store Sales and Operations, are collectively referred to herein as our “Named Executive Officers.”

Our Key Executives are David A. Levin, President and Chief Executive Officer, and Dennis R. Hernreich, Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary.

Our Senior Executives are listed under “Item 10. Directors, Executive Officer and Corporate Governance-Non-Director Executive Officers”, with the exception of Dennis R. Hernreich who is a Key Executive.

Ronald G. Threadgill, former Vice President of Global Sourcing, and Mark E. Bean, former Senior Vice President of Store Sales and Operations, were also Senior Executives while employed with us prior to their departures on November 21, 2009 and May 17, 2010, respectively.

The Named Executive Officers for fiscal 2009 are: Messrs. Levin, Hernreich, Bean, Metscher and Molloy.

Summary of Financial Performance in 2009

The overall weakness in the economy directly impacted our business in the past two years, particularly our sales volume. However, fiscal 2009 was a very pivotal year for us. Our management team started to take the steps which were necessary to be profitable and cash flow positive, given the potential for double-digit decreases in sales for fiscal 2009. Our focus shifted toward improving our operating income and optimizing our free cash flow, assuming a smaller sales base.

Despite a sales decrease of $49.0 million, our merchandise margins improved and we reduced our selling, general and administrative expenses by approximately $27.0 million. As a result, our net income for fiscal 2009 was $6.1 million, or $0.14 per diluted share, as compared to a net loss of $(109.3) million, or $(2.64) per diluted share for fiscal 2008. In addition, we improved our liquidity position, reducing debt by approximately 78%, reducing inventory levels by approximately 9% and improving free cash flow.

The compensation earned by the Key Executives and Senior Executives addressed in the “Summary Compensation Table” below recognizes these achievements. Based on our strong results for fiscal 2009, we exceeded our performance targets pursuant to our performance plans for fiscal 2009.

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

Our Compensation Committee wants to ensure that we remain competitive with our peers by offering our executives a strong compensation package that rewards achieving our Company’s performance goals. Given the recent economic recession and its direct impact on our business and market capitalization, the Committee is also challenged with providing competitive compensation to our executives, both short-term and long-term, during a period where our sales trends are expected to recover slowly.

When reviewing compensation, the Compensation Committee evaluates the pay structure in two primary ways: “total cash compensation” and “total direct compensation.” The total cash compensation, which consists of the executive’s base salary and annual performance-based cash bonus, is tied to our annual performance targets, which is generally EBITDA (income from continuing operations before interest, taxes, depreciation and amortization) but can include other performance targets. The total direct compensation includes the total cash compensation plus the fair value of any long-term incentive awards and is geared toward achieving our long-term objectives of increased market share, and stockholder returns, while retaining our executive talent.

Our policy for allocating between long-term and currently paid compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our Company and our stockholders.

Historically, we have (i) provided cash compensation in the form of base salary to meet competitive salary norms and rewarded performance against specific short-term goals in the form of bonus compensation and (ii) provided non-cash compensation to reward superior performance against specific objectives and long-term strategic goals, traditionally in the form of stock options. In fiscal 2008, with the adoption of our Long-Term Incentive Plan, our management team was offered a compensation plan designed to award superior performance against short-term objectives but any award earned, which could be in the form of cash, stock options, restricted stock or any combination thereof (based on the prior election of the executives) would be subject to a three-year vesting period. These types of awards are intended to align executive compensation with shareholders’ interest and the Company’s long-term strategic goals.

With respect to the overall compensation paid to our Key Executives, the Compensation Committee’s objective is to aim toward a total direct compensation amount that is within our peer median if we are able to achieve financial targets. As such, the Compensation Committee’s objective is to allocate the Key Executive’s total direct compensation equally between base salary, short-term rewards and long-term rewards.

The Compensation Committee’s overall objective is to provide our Senior Executives with a competitive base salary that is within our peer median, while providing them with an opportunity for long-term compensation if our Company meets or exceeds its financial targets, such as EBITDA and overall operating margins.

The Committee’s compensation philosophy continues to be to achieve our primary business objectives of increasing our market share within the Big & Tall retail industry while working towards increasing operating margins and ultimately stockholder returns, through increased stock price. With the current economic conditions, we still remain focused on these long-term objectives, and for fiscal 2010 EBITDA remains the target for our annual incentive plan and EBITDA and operating margin percent remain our targets for our long-term incentive plan. Our targets are based generally on a 50% probability of achieving the current year’s planned EBITDA and operating margin planned levels.

Risk Assessment

We believe that our compensation programs do not provide incentives for unnecessary risk taking by our employees. Our employment agreements with each of our executives include a “clawback” provision which permits us to demand full repayment of all amounts paid to the executive in the event we learn after the executive’s termination that the executive could have been terminated for “justifiable cause.” Our emphasis on long-term incentive awards, in addition to our annual incentive awards, is also designed to align executives with preserving and enhancing shareholder value. Based on these considerations, among others, we do not believe that our compensation policies and practices create risks that are likely to have a material adverse effect on our Company.

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

When creating the compensation program, the Compensation Committee used the following list of companies as our primary peer group when evaluating and assessing compensation levels for our Key Executives. When determining peer companies, we chose public companies within the specialty retail apparel business with similar sales and market capitalization:

• Aeropostale	• Deb Shops

• The Buckle	• Destination Maternity

• Bebe Stores, Inc.	• Hibbett

• Charlotte Russe	• Hot Topic

• Cato Group	• JoS A. Bank

• Christopher Banks	• United Retail Group

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

The Compensation Committee is directly responsible for determining the compensation paid to our Key Executives. For our Key Executives, the Compensation Committee compares each element of compensation to published survey data from our peer group for executives in the comparable positions and responsibilities and also seeks advice as needed from compensation consultants. In summary:

•

The Committee believes that Mr. Levin’s total cash compensation is competitive and within our peer median. However, over the past two years as a result of the effect of the economy on the Company’s stock, Mr. Levin’s total direct compensation, which as stated above includes the present value of long-term incentive awards, has been substantially impacted due to the decreased value in the Company’s stock.

•

Mr. Hernreich’s total cash compensation is above the market median for either a chief financial officer or chief operating officer when compared to our peers; however, given the fact that Mr. Hernreich serves multiple roles as our Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary, the Committee believes that a base pay above the median is appropriate. The present value of Mr. Hernreich’s long-term incentive awards has also been substantially impacted due to the decreased value in the Company’s stock resulting from the poor economy.

The Committee believes that as a result of actions taken by the Board of Directors and the Compensation Committee in fiscal 2008 in establishing the Annual Incentive Plan and Long-Term Incentive Plan (as discussed below), there can be significant upside to our Key Executives and Senior Executives if we are able to achieve our short-term and long-term objectives. Similarly, there is also potential upside present in the equity portions of their long-term award if our objectives are achieved and the economy continues to improve. See “Outstanding Equity Award Value at Fiscal Year End” for a detailed listing of such awards outstanding for each executive.

-Senior Executives

The Key Executives together with our Senior Vice President of Human Resources are primarily responsible for determining the compensation paid to our Senior Executives, subject to ratification or approval by the Compensation Committee. For benchmarking purposes, the Key Executives utilize several published industry compensation surveys when determining compensation packages for our Senior Executives. A combination of performance, achievement of goals and survey data, among other criteria, is used to determine each Senior Executive’s total direct compensation. The Senior Executives are provided with a competitive base salary within our retail industry and are provided with an opportunity to earn performance awards each year which are primarily driven by our Company’s overall financial targets as with our Key Executives. See “Components of Executive Compensation – Performance–based annual cash bonuses and –Long-term performance based awards.”

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

As part of our overall Company objectives of reducing expenses in expectation of a lower projected sales base in light of the economy, on May 17, 2009, the Compensation Committee and the Board of Directors approved the recommendation of the Key Executives for a base salary decrease of 5.0% for all members of senior management, including our Key Executives and Senior Executives. The Chief Executive Officer did not participate in the Board vote. The Compensation Committee relied upon the performance-based annual cash bonus program and the long-term performance-based plan as incentives to achieve the Company’s financial goals for fiscal 2009.

As a result of our financial performance in fiscal 2009, on February 5, 2010, the Compensation Committee approved reinstatement of the 5.0% salary adjustment to all members of senior management, including our Key Executives and Senior Executives.

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

Annual Incentive Plan

The Casual Male Retail Group, Inc. Annual Incentive Plan, which was established in May 2008, is an annual performance-based cash bonus plan. The participants include both the Key Executives and the Senior Executives. The Annual Incentive Plan uses EBITDA as the benchmark. The target range of EBITDA for fiscal 2009 was approved by our Board of Directors. Our executives were eligible to receive a cash bonus ranging from 80% to 150% of their designated percentage (which is 100% for the Key Executives and 35% for the Senior Executives) of their respective earned salaries during the plan year if we achieved a certain target range for EBITDA of between 80% and 150% during fiscal 2009. The maximum payout of 150% was achieved for fiscal 2009 and on March 19, 2010 the Compensation Committee approved payment of the cash bonuses. The total cash award for the 2009 Annual Incentive Plan was $5.3 million of which $3.6 million was paid to our Key Executives and Senior Executives.

On April 9, 2010, the Compensation Committee approved the EBITDA target range for fiscal 2010. If the bonuses were to be paid today based on salaries as of May 24, 2010, the cash bonuses would be based on salaries earned of $811,200 for Mr. Levin, $621,920 for Mr. Hernreich, $180,000 for Mr. Chane, $225,000 for Mr. Ederle, $253,000 for Mr. Della Bernarda, $275,000 for Mr. Hearn, $300,000 for Mr. Metscher, $255,528 for Mr. McKinney, $325,000 for Mr. Molloy, $275,000 for Mr. Reaves, $225,112 for Mr. Schmitz, $260,000 for Ms. Smith, $200,000 for Mr. Stratton and $242,000 for Mr. Sprague. Assuming we achieve 100% of the EBITDA target for fiscal 2010, we estimate that the total potential payout would be approximately $3.7 million, of which $2.5 million would be paid to our Key Executives and Senior Executives.

The Compensation Committee believes this is a competitive level of compensation and provides incentives to all of our senior executives to achieve our annual financial goals. The Compensation Committee also believed it was important to establish a plan that awarded all of management, including our Key Executives and Senior Executives, using the same performance criteria. In addition, there is no personal performance component of the plan for Key Executives and Senior Executives, thereby creating one single company-wide target.

The Compensation Committee believes that it is possible to meet or exceed the EBITDA target set for fiscal 2010. The established EBITDA target is intended to be achievable within an approximate 50% probability as a result of executing the Company’s operating plan in the midst of a slow recovering economy. The target level is derived from our annual operating plan and budget for the fiscal year. The operating plan and budget set forth our internal goals and objectives for our growth and development and are expected to require substantial efforts by the entire Company to achieve. As a result, the likelihood of achieving the 2010 EBITDA target reflects the challenges inherent in achieving the goals and objectives in the operating plan and budget. The Compensation Committee considered the likelihood of achieving the target levels when approving the target amount, including historical achievement by our executive officers.

With the exception of fiscal 2009, our EBITDA target has not been reached by our executive officers on a historical basis. As discussed above, based on the Company’s strong operating results for fiscal 2009, which were primarily driven by improved gross margins and reduced expenses, the EBITDA target under the Annual Incentive Plan was exceeded and bonus awards were based on the maximum payout of 150%.

•	Long-term performance based plans

Our long-term incentives reward the achievement of meeting our current year objectives but awards vest over a three-year period once earned, ultimately benefiting our stockholders while developing and retaining a strong management team.

Long-Term Incentive Plan

In 2008, the Board adopted a Long-Term Incentive Plan pursuant to which only our executive officers, both Key Executives and Senior Executives, are eligible to participate. Pursuant to the plan and prior to its amendment in May 2010, as discussed below, if we achieve certain EBITDA and operating margin percent targets (collectively the “Metrics”), as set annually, each participant in the plan will be entitled to receive an award (depending on the target level achieved for each Metric) of the participant’s “Target Cash Value” which is defined as the participant’s respective actual annual base salary which is the blend of salary plus any salary adjustments made during the course of the relevant fiscal year multiplied by the long-term incentive program percentage in such participant’s employment agreement or otherwise on file with us (which is 100% for the Key Executives and 70% for the Senior Executives). For fiscal 2009 and 2010, the minimum threshold to receive an award is 80% and the maximum award is capped at 150% of the target level for each Metric.

At the irrevocable election of each participant, which must be made no later than six months prior to the end of each fiscal year, the award will be payable to the participant in the form of cash, stock options, restricted shares or any combination thereof. The awards will be granted by the Compensation Committee after the audited financial statements for the applicable fiscal year are available, which is expected to occur no later than 90 days after the close of the relevant fiscal year. Any awards granted under the plan vest over a three-year period.

For fiscal 2009, the Metrics were achieved and on March 19, 2010, the Compensation Committee approved the grant of awards pursuant to the Long-Term Incentive Plan at a rate of 124.7%. Fiscal 2009 represents the first year that awards were granted under any long-term incentive program.

Pursuant to the terms of the Long-Term Incentive Plan, together with the irrevocable elections of each participant, on March 19, 2010 we granted cash awards totaling $3.3 million and equity awards totaling $0.9 million, excluding potential forfeitures that may occur. Both the cash and equity awards will vest, based on each executive’s election, in three separate tranches, with the first tranche vesting on March 19, 2011. Except in the case of a change in control, our Senior Executives must still be employed by the Company on each annual vesting date to be entitled to the vested-portion of the award, otherwise the award is forfeited. In addition, for our Key Executives, if they are terminated without cause or they resign for “good reason” any unvested award would accelerate.

On April 9, 2010, the Compensation Committee approved the targets for fiscal 2010 which, similar to fiscal 2009, will be based on EBITDA and operating margin percent. If the targets are achieved, each award will vest, based on each executive’s election, in three separate tranches, with the first tranche vesting on the first anniversary of the date of grant. Assuming we achieve 100% for each target for fiscal 2010, we estimate that the total potential payout will be approximately $3.5 million, which will be expensed over the vesting period of approximately forty-five months, once it is determined that the achievement of these targets is probable. However, we cannot predict if and when such targets will be met or what the allocation of this award will be between cash, stock options and/or restricted shares. Further, the fair market closing price of our common stock will not be known until the time of grant and, accordingly, the number of stock options and restricted shares ultimately issued, if elected by the participants, will also not be known until the time of grant.

The Compensation Committee believes that there is an approximate 50% probability of meeting the EBITDA and operating margin percentages set for fiscal 2010. We believe that our performance targets are established at levels that are intended to be difficult but attainable. The target levels of the performance objectives are derived from our annual operating plan and budget for a fiscal year. The operating plan and budget set forth our internal goals and objectives for our growth and development and are expected to require substantial efforts by the entire Company to achieve. As a result, the likelihood of achieving the 2010 performance targets reflects the challenges inherent in achieving the goals and objectives in the operating plan and budget. The Compensation Committee considered the likelihood of achieving the target levels when approving the target amounts, including historical achievement by our executive officers. With the exception of fiscal 2009, our performance targets have not been reached by our executive officers on a historical basis.

In May 2010, the Compensation Committee amended and restated the 2008 Long-Term Incentive Plan (the “Amended and Restated Long-Term Incentive Plan”). Under the terms of the Amended and Restated Long-Term Incentive Plan, the Compensation Committee can establish targeted performance goals (as provided for under the shareholder-approved 2006 Incentive Compensation Plan (the “2006 Plan”)) for each participant and are no longer limited to establishing targets based on EBITDA and operating margin percentage. The threshold and maximum percentages of awards under the Amended and Restated Long-Term Incentive Plan remain 80% and 150%, respectively, for fiscal 2010 but the percentage achievement to be entitled to any payout is no longer fixed and the Compensation Committee has discretion to change those percentages annually. Each participant will be entitled to receive an award (depending on the target level achieved) of the participant’s Target Cash Value which is defined as the participant’s actual annual base salary in effect at the commencement of a fiscal year multiplied by the long-term incentive program percentage designated in such participant’s executed employment agreement or otherwise on file with the Company (which is 100% for the Key Executives and 70% for the Senior Executives). In addition, the Compensation Committee has the ability to require participants to elect some or all of the long-term incentive plan awards as some form of equity.

•	Long-term equity incentives

Through fiscal 2007, as part of our long-term compensation program, our Compensation Committee had traditionally granted stock options to our Key Executives in order to align our Key Executives’ interests more closely with the interests of our stockholders. The amount of such awards was determined usually once in each fiscal year by the Compensation Committee. The Compensation Committee determined the amount of the stock-based awards granted to the Key Executives usually based on the impact of our financial and operational performance on our stock price but could also take into account other factors in determining the size of stock-based awards, including, but not limited to, special accomplishments during the preceding year.

In May 2008, Messrs. Levin and Hernreich were granted options to purchase an aggregate 500,000 and 400,000 shares of our common stock, respectively with exercise prices ranging from $4.54-$4.55. Unlike previous stock option grants to our Key Executives, which were directly tied to our previous year’s annual stock price performance, these grants to Messrs. Levin and Hernreich represented retention awards.

As previously disclosed, in January 2009, with the majority of our outstanding stock options significantly underwater and with a minimum amount of remaining shares available for future grant under our 2006 Plan, certain of our Directors and our Key Executives sold a portion of their outstanding underwater options back to the Company for fair value, as determined using Black-Scholes. In aggregate, the Company repurchased options for 2.2 million shares for an aggregate purchase price of $7,192. Mr. Levin’s options to purchase 500,000 shares were part of the aggregate 2.2 million shares repurchased by the Company.

No discretionary equity awards were granted to the Key Executives in fiscal 2009.

On March 31, 2010, the Board of Directors granted to Mr. Levin an option to purchase 347,566 shares of our common stock. The exercise price of this option is $4.55 per share and the closing price of our stock on the date of grant was $3.86 per share. The grant date fair value of the award was $361,469. The option will cliff vest on May 6, 2011 and will expire on May 6, 2012. This grant to Mr. Levin represented a retention award. The Board of Directors believes that this award was appropriate given the equity holdings of CEOs in the peer companies and in order to ensure that Mr. Levin’s compensation is closely aligned with the shareholder’s long-term interest. To avoid any appearance of impropriety, the Compensation Committee determined that the vesting price and term of vesting should be identical to the terms which governed his previous option to purchase 500,000 shares which Mr. Levin voluntarily sold to the Company in January 2009.

•	Discretionary Cash and Equity Awards

In May 2009, the Compensation Committee agreed that our management team, including our Senior Executives, had little long-term equity in the Company. On May 13, 2009, the Compensation Committee, with the approval of the Board of Directors, granted to each Senior Executive 20,000 shares of restricted stock pursuant to the 2006 Plan as a retention tool given the state of the economy during fiscal 2008 and the first quarter of fiscal 2009. The restricted stock vests ratably over three years, with the first one-third vesting on the first anniversary of the date of grant. Although these awards were granted based on the performance of the Company in fiscal 2008, the grants are considered compensation to our Senior Executives in fiscal 2009 because of the discretionary nature of the awards.

•	Non-Qualified Deferred Compensation Plan

Through the end of fiscal 2008, we had a Non-Qualified Deferred Compensation Plan which was started in fiscal 2006 for the primary purpose of providing deferred compensation for a select group of management or highly compensated employees of the Company. Effective December 31, 2008, the plan was amended to freeze future contributions to the plan and balances were distributed to participants in fiscal 2009.

In May 2009, in connection with our cost reduction initiatives, the Company ceased any further employer contributions to the 401(k) Plans, effective May 31, 2009. As a result of that action, we are no longer within the safe harbor provisions under the Pension Protection Act of 2006; accordingly, should highly-compensated individuals elect to defer the maximum amount allowable under the 401(k) Plans they will be subject to a return of excess deferred compensation upon completion of year-end discrimination testing.

•	Other Compensation

In addition to our life insurance programs available to all of our employees, we also pay the insurance premiums for an additional $2.0 million life insurance policy for each Key Executive to the benefit of their designated beneficiary(ies). We also offer our Key Executives and Senior Executives supplemental Disability Insurance which is not offered to our other employees.

In addition to the foregoing, our executive officers receive benefits under certain group health, long-term disability and life insurance plans, which are generally available to all of our eligible employees. After six months of service with us, executive officers are eligible to participate in the 401(k) Salaried Plan. Benefits under these plans are not tied to corporate performance. In particular circumstances, we also utilize cash signing bonuses and stock option grants when certain employees join the Company.

•	Termination Based Compensation

We have employment agreements with all of our Key Executives and Senior Executives. Upon termination of employment, all of our Key Executives and Senior Executives are entitled to receive severance payments under their employment agreements in the event of terminations without justifiable cause. These employment agreements are discussed in detail below following the “Summary Compensation Table.”

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

The Compensation Committee
George T. Porter, Jr., Chairman
Jesse Choper
Ward K. Mooney

Summary Compensation Table. The following Summary Compensation Table sets forth certain information regarding compensation paid or accrued by us with respect to the President and Chief Executive Officer, the Chief Financial Officer/Chief Operating Officer, the former Senior Vice President of Store Sales and Operations, the Senior Vice President, General Merchandise Manager, Direct Businesses and the Senior Vice President and General Counsel (collectively, the “Named Executive Officers”), for fiscal 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)		Stock Awards ($)(1)(2)(3)	Option Awards ($)(1)(2)(4)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)
David A. Levin President and Chief Executive Officer	2009	$782,340	—		$487,789	—	$1,661,299	—	$28,113	$2,959,541
	2008	$803,400	$300,000	(6)	—	$825,000	—	—	$20,220	$1,948,620
	2007	$772,385	—		—	$678,721	—	—	$18,920	$1,470,026

Dennis R. Hernreich	2009	$599,794	—		$373,972	—	$1,273,663	—	$28,264	$2,275,693
Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary	2008	$615,940	$240,000	(6)	—	$660,000	—	—	$25,323	$1,541,263
	2007	$592,162	—		—	$699,639	—	—	$23,700	$1,315,501

Mark E. Bean (7)	2009	$270,521	—		$24,800	—	$378,161	—	$6,117	$679,599
Former Senior Vice President of Store Sales and Operations	2008	$279,125	—		—	—	—	—	$8,050	$287,175
	2007	$260,192	—		—	$29,400	—	—	$6,750	$296,342

Henry J. Metscher	2009	$289,327			$24,800	—	$404,450	—	$8,400	$726,977
Senior Vice President, General Merchandise Manager, Direct Businesses	2008	$293,750	$10,746	(6)	—	—	—	—	$8,100	$312,596
	2007	$263,173	—		—	$29,400	—	—	$8,400	$300,973

Robert S. Molloy	2009	$313,438	—		$70,400	$22,800	$369,755	—	$14,729	$791,122
Senior Vice President and General Counsel	2008	$321,875	—		—	$16,600	—	—	$10,631	$349,106

(1)	The amounts shown in the Stock Awards and Option Awards columns represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, not the actual amounts paid to or realized by the Named Executive Officers during the applicable fiscal year. The FASB ASC Topic 718 fair value amount as of the grant date for stock awards and stock options generally is spread over the number of months of service required for the grant to vest. An explanation of the vesting of restricted stock awards and option awards, as well as the methodology for performance share payouts, is discussed in the footnotes to the Grants of Plan Based Awards for 2009 and Outstanding Equity Awards at 2009 Fiscal Year End tables below.

Consistent with rules adopted by the SEC on December 16, 2009, the reported amounts for 2008 and 2007 have been recomputed from the amounts reported in the Summary Compensation Table in last year’s proxy statement. As discussed above, the reported amounts for 2009, 2008 and 2007 in this proxy statement represent the aggregate fair value of stock and option awards computed in accordance with FASB ASC Topic 718 on the applicable grant date or, if earlier, the service inception date. In contrast, the reported amounts for 2008 and 2007 in last year’s proxy statement represented the compensation expense recognized in the applicable year for financial statement reporting purposes for stock and option awards.

(2)	The table below, “Discretionary and Incentive-Based Awards” provides a detailed breakdown with respect to awards earned.

In addition to salary, we also compensate our executives through a combination of discretionary and incentive-based awards. Since 2008, we have had two incentive-based programs, the Annual Incentive Plan and the Long-Term Incentive Plan. The Annual Incentive Plan is a cash-based program which awards certain members of management, which include our Named Executive Officers, if certain financial targets are achieved for the applicable fiscal year. The Long-Term Incentive Plan is a dollar-denominated program for our Key Executives and Senior Executives, which permits each executive to choose, through an irrevocable election, to receive awards in cash, stock, and/or options or a combination thereof. Although the financial targets of the Long-Term Incentive Plan are annual, all awards earned pursuant to the Long-Term Incentive Plan are subject to a three-year vesting.

(3)	Reflects the fair value as of grant date of both performance and non-performance awards computed in accordance with FASB ASC Topic 718. Included in the above table is the actual grant date fair value of performance shares issued on March 19, 2010 pursuant to the Company’s Long-Term Incentive Plan (“LTIP”) for fiscal 2009 performance for Messrs. Levin, Hernreich and Molloy of $487,789, $373,972 and $45,600, respectively. The Compensation Committee approved the targets of the LTIP on April 29, 2009 (the service inception date), at which point the fair value of the performance shares, based upon the probable outcome of the performance condition on that date, approximated $312,936, $239,918 and $29,839 for Messrs. Levin, Hernreich and Molloy, respectively, excluding the effect of estimated forfeitures. If the highest level of performance were to be assumed the fair value of the performance shares on April 29, 2009 would be $586,755, $449,846 and $55,948, respectively, excluding the effect of estimated forfeitures.

For fiscal 2008, there were no performance awards granted because the performance goal was not met. However, Mr. Bean had irrevocably elected to receive approximately 8% of any award granted pursuant to the LTIP for 2008 in equity. The grant date fair value of those performance shares, based on the probable outcome of the performance condition as of the service inception date (May 1, 2008), was $11,454, excluding the effect of estimated forfeitures. If the highest level of performance were to be assumed the grant date fair value of the performance shares on the service inception date would be $23,562, excluding the effect of estimated forfeitures. This award for fiscal 2008 was fully forfeited because the performance goal was not met.

On May 13, 2009, Messrs. Bean, Metscher and Molloy each received 20,000 shares of restricted stock, with a fair value of $24,800, which vests ratably over three years, with the first one-third vesting on May 13, 2010. Due to Mr. Bean’s termination of employment on May 17, 2010, the remaining two-thirds of the restricted stock grant were forfeited.

(4)	The fair value of each stock option award is estimated as of the date of grant using a Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note A to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

The $22,800 for Mr. Molloy represents the actual grant date fair value of performance shares issued on March 19, 2010 pursuant to the LTIP. Mr. Molloy had irrevocably elected to receive approximately 8% of any award granted pursuant to the LTIP in stock options. The grant date fair value of the options, based on the probable outcome of the performance condition as of the service inception date (April 29, 2009), was $14,042, excluding the effect of estimated forfeitures. If the highest level of performance were to be assumed the grant date fair value of the options on the service inception date would be $26,329, excluding the effect of estimated forfeitures.

(5)	See table “All Other Compensation” below for a breakdown.

(6)	In May 2009, Messrs. Levin and Hernreich received discretionary bonuses of $300,000 and $240,000, respectively, for fiscal 2008. Mr. Metscher received a discretionary bonus $10,746 in fiscal 2008.

(7)	On May 17, 2010, Mr. Bean’s employment was terminated. Because Mr. Bean’s employment terminated before the vesting of his LTIP award, the full value of the LITP award ($236,138) was forfeited.

The table set forth below is a supplement to the Summary Compensation Table and provides a breakdown of discretionary and incentive-based awards earned by each Named Executive Officer.

Discretionary and Incentive-Based Awards

		Discretionary Awards			Long-Term Incentive Plan All Awards Subject to Three Year Vesting (1)			Annual Incentive Plan	Totals per Summary Compensation Table
Name	Year	Bonus- Cash	Stock Awards	Option Awards	Non- Equity (Cash)	Stock Awards	Option Awards	Non-Equity (Cash)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation
David A. Levin	2009	—	—	—	$487,789	$487,789	—	$1,173,510	—	$487,789	—	$1,661,299
	2008	$300,000	—	$825,000					$300,000	—	$825,000	—
	2007	—	—	$678,721						—	$678,721	—

Dennis R. Hernreich	2009	—	—	—	$373,972	$373,972	—	$899,691	—	$373,972	—	$1,273,663
	2008	$240,000	—	$660,000	—	—	—	—	$240,000	—	$660,000	—
	2007	—	—	$699,639	—	—	—	—	—	—	$699,639	—

Mark E. Bean	2009	—	$24,800	—	$236,138	—	—	$142,023	—	$24,800	—	$378,161
	2008	—	—	—	—	—	—	—	—	—	—	—
	2007	—	—	$29,400	—	—	—	—	—	—	$29,400	—

Henry J. Metscher	2009	—	$24,800	—	$252,553			$151,897	—	$24,800	—	$404,450
	2008	$10,746	—	—	—	—	—	—	$10,746	—	—	—
	2007	—	—	$29,400	—	—	—	—	—	—	$29,400	—

Robert S. Molloy	2009	—	$24,800	—	$205,200	$45,600	$22,800	$164,555	—	$70,400	$22,800	$369,755
	2008	—	—	$16,600	—	—	—	—		—	$16,600	—

(1)	The Company’s LTIP provides for dollar-based awards which, at the irrevocable election of the participant, can be awarded in cash, restricted stock, options or any combination thereof. Messrs. Levin and Hernreich irrevocably elected to receive 50% of any award in shares of restricted stock with the remaining 50% in cash. Messrs. Bean and Metscher elected to receive 100% of any award in cash. Mr. Molloy elected to receive 75% of any award in cash, 17% in shares of restricted stock and 8% in stock options. Although the service inception date for these awards occurred in fiscal 2009, no payouts occurred until fiscal 2010, when it was determined that the performance targets were achieved. All awards vest, based on the executive’s election, in three separate tranches, with the first tranche vesting on March 19, 2011. Because Mr. Bean’s employment with the Company terminated prior to any vesting of the LTIP award for 2009, his cash award of $236,138 was forfeited.

No payments were made to our Named Executive Officers pursuant to our LTIP or Annual Incentive Plan for fiscal 2008 or fiscal 2007.

The table below sets forth the components of All Other Compensation listed above in the Summary Compensation Table.

All Other Compensation

Name	Year	Auto Allowance	401(k)/ Nonqualified Deferred Compensation Plan	Life Insurance Premiums	Supplemental Disability Insurance	Total All Other Compensation
David A. Levin	2009	$9,696	$6,125	$1,915	$10,377	$28,113
	2008	$9,600	$8,050	$2,570	—	$20,220
	2007	$9,600	$6,750	$2,570	—	$18,920

Dennis R. Hernreich	2009	$8,782	$6,009	$5,984	$7,489	$28,264
	2008	$8,723	$8,050	$8,550	—	$25,323
	2007	$8,400	$6,750	$8,550	—	$23,700

Mark E. Bean	2009	—	$4,512	—	$1,605	$6,117
	2008	—	$8,050	—	—	$8,050
	2007	—	$6,750	—	—	$6,750

Henry J. Metscher	2009	$8,400	—	—	—	$8,400
	2008	$8,100	—	—	—	$8,100
	2007	$8,400	—	—	—	$8,400

Robert S. Molloy	2009	$7,200	$5,228	—	$2,301	$14,729
	2008	$7,131	$3,500	—	—	$10,631

Employment Agreements

Key Executives

We have employment agreements, which were revised and restated as of November 5, 2009 (collectively, the “Employment Agreements”), with Mr. Levin and Mr. Hernreich. The initial three-year term of the Employment Agreements is January 1, 2009 through December 31, 2011. On January 1, 2011 and thereafter on each anniversary of the Employment Agreements’ commencement date, the term will be extended for a one-year period, which makes the Employment Agreements a rolling two-year agreement after the initial three-year term.

These Employment Agreements require each executive officer to devote substantially all of the executive officer’s time and attention to our business as necessary to fulfill his respective duties. The Employment Agreements provide that Messrs. Levin and Hernreich would be paid base salaries at annual rates of $811,200 and $621,921, respectively, with an annual automobile allowance of $10,000. In May 2009, the Compensation Committee approved a 5.0% decrease for Messrs. Levin and Hernreich, effective May 17, 2009. Accordingly, the effective base salaries for Messrs. Levin and Hernreich as of May 17, 2009 were $770,640 and $590,824, respectively, until February 5, 2010 at which time the Compensation Committee reinstated the salaries of Messrs. Levin and Hernreich to $811,200 and $621,921, respectively.

Messrs. Levin and Hernreich are eligible to participate in our Annual Incentive Plan at a target rate of 100% of each executive’s actual annual base salary, as defined in that plan, and in our Long-Term Incentive Plan (“LTIP”) at a target incentive rate of 100% of each executive’s combined actual annual base earnings for the incentive period. The Employment Agreements also provide for the payment of discretionary bonuses in such amounts as may be determined by the Compensation Committee or Board of Directors.

The Employment Agreements provide that in the event the executive officer’s employment is terminated by the Company at any time for any reason other than “justifiable cause” (as defined in the Employment Agreements), disability or death, or in the event the executive officer resigns with “good reason” (as defined in the Employment Agreement), we are required to pay the executive the following:

•	A pro rata bonus under the Annual Incentive Plan and the LTIP;

•	The accelerated vesting of LTIP awards; and

•

A severance comprised as the sum of (1) the executive’s monthly base salary then in effect plus (2) a monthly amount calculated by dividing by twelve the average of the sum of (i) the annual incentive bonuses earned and (ii) the cash amounts paid to the executive pursuant to the LTIP or the cash value of the options or stock issued to the executive, during each of the two most recent fiscal years, with the monthly sum of (1) plus (2) payable for 24 consecutive months. This severance benefit is conditioned upon the executive officer’s execution of a general release.

The above-listed payments are not made if the executive officer is terminated with “justifiable cause,” the executive officer resigns and such resignation is not for “good reason”, or the executive officer dies or becomes disabled; provided, however, that if the executive officer’s employment terminates by reason of death, disability or retirement on or after age 65, the executives officer shall be entitled to a pro-rata bonus under the Annual Incentive Plan.

In the event the executive officer’s employment is terminated at any time within one (1) year following a Change of Control (as defined in the Employment Agreement) other than for "justifiable cause," or if the executive resigns for “good reason”, the executive is entitled to receive a lump sum payment equal to the sum of two times the executive's base salary, and two times the executive's target annual incentive bonus for the fiscal year in which the Change of Control occurs. Payments made under this provision are to be reduced if and to the extent necessary to avoid any payments or benefits to executive being treated as “excess parachute payments” within the meaning of Internal Revenue Code Section 280G(b)(i). This payment also is conditioned upon the executive officer’s execution of a general release.

The Employment Agreements contain confidentiality provisions pursuant to which each executive officer agrees not to disclose confidential information regarding our Company. The Employment Agreements also contain covenants pursuant to which each executive officer agrees, during the term of his employment and for a one-year period following the termination of his employment, not to have any connection with any business which is a specialty retailer that primarily distributes, sells or markets so-called “big and tall” apparel of any kind for men or which utilizes the “big and tall” retail or wholesale marketing concept as part of its business. The Employment Agreements also contain a “clawback” provision which provides for remedies in the event we learn after the executive officer’s termination by us other than for “justifiable cause” that the executive officer could have been terminated for “justifiable cause”.

The Employment Agreements also provide that we will, during the term of employment, pay the insurance premiums under one or more life insurance policies on the executive officer’s life pursuant to an arrangement under which $2,000,000 of the death benefit under the policy or policies would be payable to the executive officer’s named beneficiary (with the executive officer making the election of the designated beneficiary) upon the executive officer’s death.

Senior Executives

We also have employment agreements with each of our Senior Executives (the “Sr. Exec. Employment Agreements”). The term of each employment agreement begins on the respective effective date and continues until terminated by either party. Pursuant to their respective employment agreements, our Senior Executives are eligible to participate in our Annual Incentive Plan at 35% of their respective average base salaries, as defined in the plan, depending on our performance (based on achieving annual EBITDA targets). Each Senior Executive is also eligible to participate in our LTIP at 70% of their respective average base salaries, as defined in the plan, depending on our performance (based on annual performance goals). Each executive is entitled to vacation and to participate in and receive any other benefits customarily provided by us to our senior executives.

The Sr. Exec. Employment Agreements provide that in the event the executive officer’s employment is terminated by us at any time for any reason other than “justifiable cause” (as defined in the Employment Agreements), disability or death, we are required to pay the executive his then current base salary for five months after the effectiveness of such termination. This severance benefit is conditioned upon the executive officer’s execution of a general release.

The above-listed payments are not made if the executive officer is terminated with “justifiable cause,” the executive officer resigns, or the executive officer dies or becomes disabled.

In the event the executive officer’s employment is terminated at any time within one (1) year following a Change of Control (as defined in the Sr. Exec. Employment Agreement) other than for "justifiable cause," or if the executive resigns for “good reason,” we shall pay the executive an amount equal to twelve months of executive’s highest base salary in effect at any time during the six (6) month period ending on the date of the Change of Control. This payment also is conditioned upon the executive officer’s execution of a general release. Payments made under this provision are to be reduced if and to the extent necessary to avoid any payments or benefits to executive being treated as “excess parachute payments” within the meaning of Internal Revenue Code Section 280G(b)(i).

The Sr. Exec. Employment Agreements contain confidentiality provisions pursuant to which each executive officer agrees not to disclose confidential information regarding our Company. The Sr. Exec. Employment Agreements also contain covenants pursuant to which each executive officer agrees, during the term of his employment and for a one-year period following the termination of his employment, not to have any connection with any business which is a specialty retailer that primarily distributes, sells or markets so-called “big and tall” apparel of any kind for men or which utilizes the “big and tall” retail or wholesale marketing concept as part of its business. The Sr. Exec. Employment Agreements also contain a “clawback” provision which provides for remedies in the event we learn after the executive officer’s termination by us other than for “justifiable cause” that the executive officer could have been terminated for “justifiable cause”.

Grants of Plan-Based Awards. The following table sets forth certain information with respect to plan-based awards granted to the Named Executive Officers in fiscal 2009.

2009 GRANTS OF PLAN-BASED AWARDS

					Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards (2)
Name			Grant Date	Approval Date (Service Inception Date)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)(1)	Target ($)(1)	Maximum ($)(1)
David A. Levin
-Annual Incentive Plan	(3)			4/29/09	$625,872	$782,340	$1,173,510	—	—	—	—	—	—	—
-LTIP	(4)			4/29/09	$312,936	$391,170	$586,755	$312,936	$391,170	$586,755	—	—	—	—
Dennis R. Hernreich
-Annual Incentive Plan	(3)			4/29/09	$479,835	$599,794	$899,691	—	—	—	—	—	—	—
-LTIP	(4)			4/29/09	$239,918	$299,897	$449,846	$239,918	$299,897	$449,846	—	—	—	—
Mark E. Bean
-Annual Incentive Plan	(3)			4/29/09	$75,746	$94,682	$142,023	—	—	—	—	—	—	—
-LTIP	(4	)(5)		4/29/09	$151,492	$189,364	$284,047	—	—	—	—	—	—	—
-Discretionary Stock Award			5/13/09		—	—	—	—	—	—	20,000	—	—	$24,800
Henry J. Metscher
-Annual Incentive Plan	(3)			4/29/09	$81,012	$101,264	$151,897	—	—	—
-LTIP	(4)			4/29/09	$162,023	$202,529	$303,793	—	—	—	—	—	—	—
-Discretionary Stock Award			5/13/09		—	—	—	—	—	—	20,000	—	—	$24,800
Robert S. Molloy
-Annual Incentive Plan	(3)			4/29/09	$87,763	$109,703	$164,555	—	—	—	—	—	—	—
-LTIP	(4)			4/29/09	$131,644	$164,555	$246,832	$43,881	$54,852	$82,277	—	—	—	—
-Discretionary Stock Award			5/13/10		—	—	—	—	—	—	20,000	—	—	$24,800

(1)	The LTIP is denominated in dollars, but at the irrevocable election of each participant, the award may be granted in cash, restricted stock, options or any combination thereof. Accordingly, the estimated possible payout of equity awards under the LTIP is based on potential dollar value of the award pursuant to each Named Executive Officer’s irrevocable election. The actual number of shares is determined on the grant date of the award based on the closing price of our common stock on that date. See footnote 4 for additional discussion.
(2)	On May 13, 2009, Messrs. Bean, Metscher and Molloy each received 20,000 shares of restricted stock which will vest ratably over three years. Accordingly, the first one-third vested on May 13, 2010. In accordance with FAS 123R, the grant date fair value of each award equaled the closing price of our common stock on the date of grant multiplied by the number of shares granted.
(3)	On April 29, 2009, the Compensation Committee approved the annual targets pursuant to our Annual Incentive Plan for fiscal 2009. The threshold, target and maximum payouts for each executive was estimated based on achieving 80%, 100% and 150% of the targets set by the Compensation Committee. On March 19, 2010, the Compensation Committee determined that the performance targets for fiscal 2009 had been achieved at the maximum payout of 150%. The respective cash payment to each of the Named Executive Officers is included in the Summary Compensation Table (and the supplemental Discretionary and Incentive-Based Awards Table) for fiscal 2009.

(4)	On April 29, 2009, the Compensation Committee approved the annual targets pursuant to our LTIP for fiscal 2009. Payments under the LTIP are based on each participant’s irrevocable election which permits their respective awards to be payable in cash, restricted stock, options or a combination thereof. Messrs. Levin and Hernreich elected to receive 50% of any award in shares of restricted stock with the remaining 50% in cash. Messrs. Bean and Metscher elected to receive 100% of any award in cash and Mr. Molloy elected to receive 17% of any award in shares of restricted stock, 8% in stock options and 75% in cash. The estimated threshold, target and maximum payouts for each Named Executive Officer above was estimated based on those elections and on achieving 80%, 100% and 150% of the targets set by the Compensation Committee. On March 19, 2010, the Compensation Committee determined that the performance targets for fiscal 2009 had been achieved at a rate of 124.7%. Accordingly, the actual cash and equity payments awarded pursuant to the LTIP are included in the Summary Compensation Table (and the supplemental Discretionary and Incentive-Based Awards Table) for fiscal 2009.
(5)	Because Mr. Bean’s employment was terminated prior to any vesting of the award, the full award of $236,138 was forfeited.

Outstanding Equity Awards at Fiscal Year-End. The following table sets forth certain information with respect to outstanding equity awards held by the Named Executive Officers at the end of fiscal 2009.

2009 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Name	Exercisable	Unexercisable
David A. Levin	300,000	—			$1.19	3/30/2010
	125,000	—			$3.88	5/25/2011
	75,000	—			$4.58	5/01/2012
	75,000	—			$5.01	7/01/2013
	75,000	—			$6.24	5/24/2014
									152,434	$426,815

Dennis R. Hernreich	10,000	—			$2.38	11/27/2010
	2,511	—			$4.58	5/01/2012
	55,040	—			$5.01	7/01/2013
	43,975	—			$6.24	5/24/2014
	—	240,000	(4)		$4.54	5/1/2012
	—	160,000	(4)		$4.55	5/6/2012
									116,866	$327,225

Mark E. Bean	5,000				$4.60	8/22/2012
	5,000				$10.15	3/29/2014
	6,667	3,333	(5)		$7.52	10/22/2017
							20,000	$56,000

Henry J. Metscher	6,667	3,333	(5)		$7.52	10/22/2017	20,000	$56,000

Robert S. Molloy	3,333	6,667	(6)		$4.13	2/8/2018
							20,000	$56,000
				20,606	$3.19	3/19/2020			14,250	$39,900

(1)	While these options and shares were not actually outstanding at the end of fiscal 2009, in connection with the payout under our LTIP for fiscal 2009, on March 19, 2010 Messrs. Levin, Hernreich and Molloy were each granted options and/or shares of restricted stock in accordance with their respective irrevocable elections. Each award vests in three tranches, based on the executive’s election, with the first tranche vesting on March 19, 2011. Accordingly, Mr. Levin elected to receive 50% of each tranche in shares of restricted stock; therefore, one-third of his award will vest each year with the first one-third vesting on March 19, 2011. Mr. Hernreich elected to receive 50% of his second tranche and 100% of his third tranche in shares of restricted stock; therefore, one-third of his award will vest on the second anniversary of the date of grant, March 19, 2012 and the remaining two-thirds will vest on the third anniversary of the date of grant, March 19, 2013. Mr. Molloy elected to receive 25% of the first tranche in stock options and 25% of the second and third tranches in shares of restricted stock; therefore, the 20,606 stock options will fully vest on the first anniversary of the date of grant, March 19, 2011 and 50% of the 14,250 shares of restricted stock will vest on March 19, 2012 with the remaining 50% vesting on March 19, 2013.
(2)	These shares of restricted stock were granted on May 13, 2009 and vest ratably over three years with the first one-third vesting on May 13, 2010.
(3)	The value of shares was calculated using the closing price of our common stock of $2.80 on January 29, 2010.
(4)	These options fully vest on May 1, 2011 and May 6, 2011.
(5)	These options vest ratably over three years, commencing on October 22, 2008, the one-year anniversary from the date of grant. Due to his employment termination, Mr. Bean forfeited the 3,333 unvested shares.
(6)	These options vest ratably over three years, commencing on February 8, 2009, the one-year anniversary from the date of grant.

Option Exercises and Stock Vested Table. The following table sets forth information for the Named Executive Officers with respect to the exercise of stock options during fiscal 2009.

2009 OPTION EXERCISES AND STOCK VESTED

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
David A. Levin	75,000	$183,188	—	—
Dennis R. Hernreich	—	—	—	—
Mark E. Bean	—	—	—	—
Henry J. Metscher	—	—	—	—
Robert S. Molloy	—	—	—	—

(1)	Represents the difference between the exercise price and fair market value of the common stock on the date of exercise.

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

2009 NON-QUALIFIED DEFERRED COMPENSATION TABLE

The following table sets forth summary information with respect to each of the Named Executive Officers regarding contributions to our Non-Qualified Deferred Compensation Plan in fiscal 2009. The plan was amended on December31, 2008 to freeze future contributions to the plan. The plan was terminated and funds were distributed to each of the participants in fiscal 2009.

For a description of the Non-Qualified Deferred Compensation Plan, see “Compensation Discussion and Analysis – Components of Executive Compensation – Non-Qualified Deferred Compensation Plan.”

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals /Distributions ($)	Aggregate Balance At Last Fiscal Year-End ($)
David A. Levin	—	—	$(742)	$(11,551)	$—
Dennis R. Hernreich	—	—	—	—	—
Mark E. Bean	—	—	—	—	—
Henry J. Metscher	—	—	—	—	—
Robert S. Molloy	—	—	—	—	—

401(k) Plans

We have two defined contribution plans, the Casual Male 401(k) Salaried Savings Plan and the Casual Male 401(k) Hourly Savings Plan (the “401(k) Plans”). The 401(k) Plans cover all eligible employees who are at least 21 years of age and have completed the required months of service, which is six months for the 401(k) Salaried Savings Plan or 1000 hours or twelve months for the 401(k) Hourly Savings Plan. Effective January 1, 2008, we adopted the safe harbor matching and vesting provisions permitted under the Pension Protection Act of 2006 for its 401(k) Plans. Accordingly, beginning in fiscal 2008, we matched 100% of the first 1% of deferred compensation and 50% of the next 5% (with a maximum contribution of 3.5% of eligible compensation).

In May 2009, in connection with our cost reduction initiatives, we ceased any further employer contributions to the 401(k) Plans, effective May 31, 2009. As a result of that action, we are no longer within the safe harbor provisions under the Pension Protection Act of 2006; accordingly, should highly-compensated individuals elect to defer the maximum amount allowable under the 401(k) Plans, they will be subject to a return of the excess deferred compensation upon completion of year-end discrimination testing.

Key Man Insurance

We have key man life insurance policies on the lives of Messrs. Levin and Hernreich, each in the amount of $2,000,000.

Director Compensation

The Compensation Committee is responsible for reviewing and making recommendations to our Board of Directors with respect to the compensation paid to our non-employee directors. Annually from 2001 until January 28, 2009, our non-employee directors had elected to receive their directors’ fees, on a current or deferred basis, in shares of our common stock. Each director entered into an irrevocable agreement with us in advance of the beginning of a calendar year if they wish to receive common stock in lieu of cash. However, due to the limited number of shares available under the 2006 Plan, the non-employee directors agreed to receive cash payment for all director fees for fiscal 2009.

During fiscal 2008, the Compensation Committee retained the independent consultant to review the compensation of directors at our peer companies. The following peer companies were used for this review:

• Bebe	• Citi Trends

• The Buckle	• Mothers Work

• Cache	• Hibbett

• Cato Group	• Hot Topic

• Charlotte Russe	• JoS A. Bank

• Christopher Banks	• The Wet Seal

The Compensation Committee’s goal is to maintain a level of compensation paid to our non-employee directors that is in the median of the companies within our peer group as well as similarly-sized companies. Based on the recommendation of the independent consultant, in November 2008, the Board of Directors approved the Casual Male Retail Group, Inc. Non-Employee Director Compensation Plan. Pursuant to the plan, the non-employee directors were entitled to elect to receive their fiscal 2009 payments in cash, common stock or options. Prior to the commencement of fiscal 2009, the Board of Directors voted that all non-employee directors would receive cash, regardless of such director’s election, because of the limited number of shares available under the 2006 Plan.

Non-employee directors receive an annual retainer of $20,000 which is paid in quarterly installments of $5,000. Each director receives $1,500 for each meeting of the Board and its committees and $750 for each telephonic meeting. In addition, the Chairmen of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee receive an annual payment of $10,000, $5,000 and $5,000, respectively, which is paid quarterly. Upon each non-employee director’s re-election to the Board, each director will receive $82,250. Upon the initial election to the Board, a non-employee director will receive a stock option grant of 15,000 shares. We believe that our Non-Employee Director Compensation Plan will support our ongoing efforts to attract and retain exceptional directors to provide strategic guidance to our Company. We believe that the total compensation that our non-employee directors receive is in line with our peer group.

In May 2009, the Board of Directors voted to reduce the pay to be received by the non-employee directors for the remainder of fiscal 2009 by 10%, commencing with any payments to be made after May 17, 2009, consistent with the reductions taken throughout the Company. As a result of financial performance in fiscal 2009, in February 2010, the Board of Directors approved reinstatement of the 10% adjustment.

Effective January 29, 2010, we established the Casual Male Retail Group, Inc. Fiscal 2010 Non-Employee Director Stock Purchase Plan (the “2010 Director Plan”) to provide a convenient method for our non-employee directors to acquire shares of our common stock at fair market value by voluntarily electing to receive shares of common stock in lieu of cash for service as a director. In accordance with the terms of the 2010 Director Plan, each non-employee director was required to make an irrevocable election by January 29, 2010 stating the form of payment for their respective fees. If a director joins the board subsequent to January 29, 2010, no election is available and the director will receive all fees in cash. There are 250,000 shares available for issuance under the 2010 Director Plan as of January 30, 2010. The 2010 Director Plan is a stand-alone plan and is not a sub-plan under the 2006 Plan. Accordingly, shares issued under the 2010 Director Plan do not reduce the shares available for issuance under the 2006 Plan.

Director Compensation Table

The following table sets forth the compensation paid to our non-employee directors during fiscal 2009. David A. Levin is not included in the following table as he was a Named Executives Officer (as defined below under “Executive Compensation”) and, accordingly, received no compensation for his services as a director. The compensation received by Mr. Levin as an employee of our Company is shown below in the “Summary Compensation Table.”

2009 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Seymour Holtzman, Chairman (3)	—	—	—	—	—	$534,965	(4)	$534,965
Alan S. Bernikow	$113,500	—	—	—	—	—		$113,500
Jesse Choper	$135,475	—	—	—	—	—		$135,475
John E. Kyees (5)	—	—	—	—	—	—		—
Ward K. Mooney	$110,350	—	—	—	—	—		$110,350
George T. Porter, Jr.	$122,600	—	—	—	—	—		$122,600
Mitchell S. Presser	$106,075	—	—	—	—	—		$106,075
Robert L. Sockolov (6)	$99,775	—	—	—	—	—		$99,775

(1)	On January 28, 2009, the directors agreed that all future fees for fiscal 2009 would be paid in cash. Effective May 17, 2009, the Board of Directors agreed to a 10% reduction for all fees paid to them for fiscal 2009. In addition to compensation received for board meetings and committee meetings, Mr. Choper also received a cash payment of $14,250 for serving as Chairman for both the Audit Committee and the Nominating and Corporate Governance Committee. Mr. Porter also received a cash payment of $4,750 for serving as Chairman of the Compensation Committee. Mr. Holtzman did not receive any payment for director meetings.
(2)	There were no Stock Awards or Options Awards to any of the directors for fiscal 2009. Each director has the following number of stock options outstanding at January 30, 2010: Mr. Holtzman: 1,660,000; Mr. Bernikow: 70,000; Mr. Choper: 100,000; Mr. Mooney: 25,000; Mr. Porter: 100,000; Mr. Presser: 25,000; and Mr. Sockolov: 25,000.
(3)	During fiscal 2009, Mr. Holtzman received compensation from us both directly (as an employee of our Company) and indirectly (as a consultant pursuant to a consulting agreement we have with Jewelcor Management Inc. (“JMI”)). Mr. Holtzman is the president and chief executive officer and, together with his wife, indirectly, the majority shareholder of JMI. There were no services performed on behalf of the Company by JMI, other than those performed by Mr. Holtzman. See below for our discussion of the compensation paid to Mr. Holtzman under “Chairman Compensation.”
(4)	All Other Compensation for Mr. Holtzman includes annual compensation paid to Mr. Holtzman of $534,965 pursuant to a consulting agreement with the Company.
(5)	Mr. Kyees was appointed a director of our Company on May 3, 2010 and, accordingly, received no compensation for fiscal 2009.
(6)	Mr. Sockolov resigned as a director of our Company on March 29, 2010.

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

Pursuant to the consulting agreement, which was most recently amended in May 2009, Mr. Holtzman receives, in aggregate, annual consulting and employment compensation of $575,000, payable in cash. However, consistent the executive and board fee reductions, JMI and Mr. Holtzman agreed to a 10% reduction in consulting fees, which was in effect from May 17, 2009 until February 5, 2010. If we engage Mr. Holtzman’s services to assist us in a specific and significant corporate transaction or event, the Compensation Committee, at their discretion, has the right to grant Mr. Holtzman a bonus for his additional services. No such bonus was granted during fiscal 2009.

Compensation Committee Interlocks and Insider Participation

For fiscal 2009, the members of the Compensation Committee were Messrs. Choper, Mooney and Porter. Persons serving on the Compensation Committee had no relationships with our Company in fiscal 2009 other than their relationship to us as directors entitled to the receipt of standard compensation as directors and members of certain committees of the Board and their relationship to us as beneficial owners of shares of our common stock and options exercisable for shares of common stock. No person serving on the Compensation Committee or on the Board of Directors is an executive officer of another entity for which an executive officer of ours serves on such entity’s board of directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to persons known to us to be the beneficial owners of more than five percent of the issued and outstanding shares of our common stock as of May 15, 2010. We were informed that, except as indicated, each person has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)
FMR LLC	6,975,703	(2)	14.63%
82 Devonshire Street
Boston, Massachusetts 02109

Chilton Investment Company, LLC	6,531,506	(3)	13.70%
1266 East Main Street, 7th Floor
Stamford, Connecticut 06902

Seymour Holtzman	5,687,869	(4)	11.51%
100 N. Wilkes Barre Blvd.
Wilkes Barre, Pennsylvania 18702

Glenhill Advisors, LLC	4,099,190	(5)	8.60%
Glenn J. Krevlin
Glenhill Capital Management, LLC
156 West 56th Street, 17th Floor
New York, New York 10019

Royce & Associates, LLC	4,088,734	(6)	8.58%
745 Fifth Avenue
New York, New York 10151

RBC Global Asset Management (U.S.) Inc.	2,509,571	(7)	5.26%
100 South Fifth Street
Suite 2300
Minneapolis, Minnesota 55402

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options and warrants held by that person that are currently exercisable, or that become exercisable within 60 days, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 47,691,110 shares of our common stock outstanding as of May 15, 2010, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d-3(d)(1) under the Exchange Act.
(2)	We received Amendment No. 1 to Schedule 13G, dated as of December 31, 2009, stating that FMR LLC was the beneficial owner of the number of shares of common stock set forth opposite its name in the table.
(3)	We received Amendment No. 6 to Schedule 13G, dated as of November 30, 2009, stating that Chilton Investment Company, LLC was the beneficial owner of the number of shares of common stock set forth opposite its name in the table.
(4)	Represents 3,947,869 outstanding shares of common stock, 1,660,000 shares subject to options exercisable within 60 days, and 80,000 shares subject to warrants exercisable within 60 days.
(5)	We received Amendment No. 1 to Schedule 13G, dated as of December 31, 2009, stating that Glenhill Advisors, LLC, Glenn J. Krevlin and Glenhill Capital Management, LLC were the beneficial owners of the number of shares of common stock set forth opposite their names in the table. Glenn J. Krevlin is the managing member and control person of Glenhill Advisors, LLC. Glenhill Advisors, LLC is the managing member of Glenhill Capital Management, LLC. Glenhill Capital Management, LLC is the general partner and investment advisor of Glenhill Capital LP, a security holder of the Company, managing member of Glenhill Concentrated Long Master Fund, LLC, a security holder of the Company, and sole shareholder of Glenhill Capital Overseas GP, Ltd. Glenhill Capital Overseas GP, Ltd. is general partner of Glenhill Capital Overseas Master Fund, LP, a security holder of the Company.
(6)	We received Amendment No. 3 to Schedule 13G, dated December 31, 2009, stating that Royce & Associates, LLC was the beneficial owner of the number of shares of common stock set forth opposite its name in the table.
(7)	We received a Schedule 13G, dated December 31, 2009, stating that RBC Global Asset Management (U.S.) Inc. was the beneficial owner of the number of shares of common stock set forth opposite its name in the table.

Security Ownership of Management

The following table sets forth certain information as of May 15, 2010, with respect to our directors, our Named Executive Officers (as defined above under Item 11 “Executive Compensation”) and our directors and executive officers as a group. Except as indicated, each person has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Title	Number of Shares Beneficially Owned		Percent of Class (1)
Seymour Holtzman	5,687,869	(2)	11.51%
Chairman of the Board and Director
David A. Levin	1,210,379	(3)	2.52%
Chief Executive Officer, President and Director

Dennis R. Hernreich	380,941	(4)	*
Chief Financial Officer, Executive Vice President,
Chief Operating Officer, Treasurer and Secretary

Mark E. Bean	36,667	(5)	*
Former Senior Vice President of Store Sales and Operations

Henry J. Metscher	45,667	(6)	*
Senior Vice President, General Merchandise Manager,
Direct Businesses

Robert S. Molloy	47,917	(7)	*
Senior Vice President and General Counsel

Alan S. Bernikow, Director	88,296	(8)	*

Jesse Choper, Director	178,825	(9)	*

John E. Kyees, Director	5,000	(10)	*-

Ward K. Mooney, Director	31,940	(11)	*

George T. Porter, Jr., Director	173,891	(9)	*

Mitchell S. Presser, Director	32,228	(11)	*

Directors and Executive Officers as a group (21 persons)	8,300,946	(12)	16.50%

*	Less than 1%
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options and warrants held by that person that are currently exercisable, or that become exercisable within 60 days, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 47,691,110 shares of our common stock outstanding as of May 15, 2010, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d-3(d)(1) under the Exchange Act.
(2)	Mr. Holtzman may be deemed to have shared voting and investment power over 5,687,869 shares of common stock, which includes 1,660,000 shares subject to stock options and 80,000 shares subject to warrants, in each case exercisable within 60 days.
(3)	Includes 350,000 shares subject to stock options exercisable within 60 days, 152,434 shares of unvested restricted stock and 3,539 shares held pursuant to his 401(k) Plan account.

(4)	Includes 111,526 shares subject to stock options exercisable within 60 days and 116,866 shares of unvested restricted stock.
(5)	Includes 16,667 shares subject to stock options exercisable within 60 days and 20,000 shares of unvested restricted stock.
(6)	Includes 6,667 shares subject to stock options exercisable within 60 days and 20,000 shares of unvested restricted stock.
(7)	Includes 6,667 shares subject to stock options exercisable within 60 days and 34,250 shares of unvested restricted stock.
(8)	Includes 61,667 shares subject to stock options exercisable within 60 days and 4,000 shares subject to warrants exercisable within 60 days.
(9)	Includes 91,667 shares subject to stock options exercisable within 60 days.
(10)	Includes 5,000 shares subject to stock options exercisable within 60 days.
(11)	Includes 16,667 shares subject to stock options exercisable within 60 days.
(12)	Includes 2,536,534 shares subject to stock options and 84,000 shares subject to warrants exercisable within 60 days and 513,550 of unvested shares of restricted stock.

EQUITY COMPENSATION PLAN INFORMATION

The following is a summary of information with respect to our equity compensation plans as of January 30, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2) (c)
Equity compensation plans approved by security holders (1)	2,669,425	$5.51	1,881,387	(3), (4)
Equity compensation plans not approved by security holders (2)	985,000	$3.03	250,000

Total	3,654,425	$4.84	2,131,387	(3), (4)

(1)	During fiscal 2009, we had one stockholder-approved equity compensation plan, our 2006 Incentive Compensation Plan (the “2006 Plan”). Pursuant to the 2006 Plan, at January 30, 2010, we have a total of 3.3 million shares authorized for issuance of which 1.9 million shares remained available for future issuances. At January 30, 2010, we had 670,000 options outstanding. We also had 1,999,425 options still outstanding as part of our 1992 Stock Incentive Plan (the “1992 Plan”). No further grants can be made under the 1992 Plan.
(2)	Prior to 2006, our Board of Directors and the Compensation Committee had the reasonable discretion to issue shares outside of the 1992 Plan, subject to the rules of Nasdaq. These outstanding options to purchase up to 985,000 shares of our common stock, with exercise prices ranging from $1.19 to $5.01 per share, were granted between fiscal 1999 and fiscal 2003. These options represent grants to consultants and also options granted to our executives that were in excess of our plans’ annual maximums during those fiscal years. At January 30, 2010, all of these options were exercisable. In addition, pursuant to our Fiscal 2010 Non-Employee Director Stock Plan, we have a total 250,000 shares available for stock issuances in lieu of cash director fees, of which all remained available at January 30, 2010.

(3)	Our 2006 Plan includes a limitation of 1,250,000 shares that may be issued in the form of restricted stock, deferred stock, performance awards or other stock-based awards. At January 30, 2010, 551,387 shares remained subject to this limitation. Subsequent to January 30, 2010, on March 19, 2010, we granted a total of 283,550 shares of unvested restricted stock to certain members of our executive group in connection with achieving targets under our LTIP for fiscal 2009.
(4)	Subsequent to January 30, 2010, on March 31, 2010, the Compensation Committee granted an option to purchase 347,556 shares of common stock to Mr. Levin. On May 3, 2010, in connection with Mr. Kyees initial appointment to the Board, we granted an option to purchase 15,000 shares of common stock to Mr. Kyees.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Seymour Holtzman/Jewelcor Management, Inc.

During fiscal 2009, Seymour Holtzman, our Chairman of the Board of Directors, was compensated by us both directly (as an employee of our Company) and indirectly (as the president and chief executive officer and, together with his wife, indirectly, the majority shareholder of JMI). A complete summary of all compensation and consulting fees paid to Mr. Holtzman is described above under Item 11, “Executive Compensation – 2009 Director Compensation Table” and “Chairman Compensation.”

Director Independence

Our Board of Directors is currently comprised of eight members (there is currently one vacancy). A majority of the members of the Board are “independent” under the rules of Nasdaq. The Board has determined that the following directors are independent: Messrs. Bernikow, Choper, Kyees, Mooney, Porter and Presser.

Item 14.	Principal Accounting Fees and Services

The Audit Committee engaged Ernst & Young LLP to serve as our independent registered public accounting firm during the fiscal year ended January 30, 2010. In May 2010, the Audit Committee formally elected to engage Ernst & Young LLP to serve as our independent registered public accounting firm for fiscal 2010. We intend to submit the selection of Ernst & Young LLP to our stockholders for ratification at the 2010 Annual Meeting of Stockholders.

Audit Fees

Ernst & Young LLP billed us an aggregate of $423,750 and $539,547 in fees for fiscal years 2009 and 2008, respectively, for professional services rendered in connection with the audits of our financial statements for the fiscal years ended January 30, 2010 and January 31, 2009 included in our Annual Reports on Form 10-K and the reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q. In addition, we were also billed an aggregate of $205,000 and $270,000 in fees in fiscal years 2009 and 2008, respectively, for services performed related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Audit – Related Fees

For fiscal 2009, Ernst & Young billed $40,000 in fees related to risk management and $10,000 in fees related to registration statements. No such fees were billed by Ernst & Young for fiscal 2008.

Tax Fees

No fees were billed by Ernst & Young for fiscal 2009 and fiscal 2008 for tax services.

All Other Fees

Ernst & Young did not bill us in fiscal 2009 or fiscal 2008 for services other than those described above.

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

All of the services provided under Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees are approved by the Audit Committee.

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

CASUAL MALE RETAIL GROUP, INC.

June 1, 2010	By:	/S/ DAVID A. LEVIN
David A. Levin
President and Chief Executive Officer

	By:	/S/ DENNIS R. HERNREICH
Dennis R. Hernreich
Executive Vice President and
Chief Financial Officer