Form 10-Q
period 2010-07-31
CASUAL MALE RETAIL GROUP INC
filed 2010-08-20
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 2010

Commission File Number 01-34219

CASUAL MALE RETAIL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of July 31, 2010 was 47,709,124.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 31, 2010	January 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,912	$4,302
Accounts receivable	3,357	2,494
Inventories	94,241	89,977
Prepaid expenses and other current assets	8,858	8,380

Total current assets	114,368	105,153
Property and equipment, net of accumulated depreciation and amortization	39,023	41,888
Other assets:
Intangible assets	32,553	32,809
Other assets	1,143	1,189

Total assets	$187,087	$181,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,874	$4,874
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	27,497	19,753
Income taxes payable	1,447	1,485
Accrued expenses and other current liabilities	22,125	28,531
Notes payable	—	3,475

Total current liabilities	57,408	59,583
Long-term liabilities:
Deferred gain on sale-leaseback, net of current portion	21,249	21,981
Long-term debt, net of current portion	265	2,702
Deferred income taxes	1,153	769
Other long-term liabilities	2,781	2,781

Total liabilities	82,856	87,816

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued at July 31, 2010 and January 30, 2010	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 58,586,563 and 58,046,235 issued at July 31, 2010 and January 30, 2010, respectively	586	580
Additional paid-in capital	289,535	288,367
Accumulated deficit	(94,232)	(103,982)
Treasury stock at cost, 10,877,439 shares at July 31, 2010 and January 30, 2010	(87,977)	(87,977)
Accumulated other comprehensive loss	(3,681)	(3,765)

Total stockholders’ equity	104,231	93,223

Total liabilities and stockholders’ equity	$187,087	$181,039

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Sales	$97,251	$98,252	$192,235	$195,813
Cost of goods sold, including occupancy	52,142	54,427	103,558	110,430

Gross profit	45,109	43,825	88,677	85,383
Expenses:
Selling, general and administrative	35,431	35,513	71,062	72,664
Depreciation and amortization	3,364	3,980	6,688	7,777

Total expenses	38,795	39,493	77,750	80,441

Operating income	6,314	4,332	10,927	4,942
Other income, net	105	93	208	186
Interest expense, net	(153)	(295)	(308)	(625)

Income before income taxes	6,266	4,130	10,827	4,503
Provision for income taxes	670	504	1,077	541

Net income	$5,596	$3,626	$9,750	$3,962

Net income per share – basic	$0.12	$0.09	$0.21	$0.10
Net income per share – diluted	$0.12	$0.09	$0.21	$0.10
Weighted average number of common shares outstanding
- basic	46,983	41,450	46,821	41,450
- diluted	47,494	41,926	47,384	41,638

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 31, 2010	August 1, 2009
Cash flows from operating activities:
Net income	$9,750	$3,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,688	7,777
Amortization of deferred gain from sale-leaseback	(732)	(733)
Deferred income taxes, net of valuation allowance	384	—
Stock based compensation expense	850	210
Issuance of common stock to Board of Directors	20	—
Changes in operating assets and liabilities:
Accounts receivable	(1,071)	(79)
Inventories	(4,264)	4,361
Prepaid expenses	(478)	(218)
Other assets	36	62
Accounts payable	7,744	(3,816)
Income taxes payable	(38)	396
Accrued expenses and other current liabilities	(6,322)	(3,825)

Net cash provided by operating activities	12,567	8,097

Cash flows from investing activities:
Additions to property and equipment	(3,557)	(2,246)
Net proceeds from sale of subsidiary, LP Innovations, Inc.	208	186

Net cash used for investing activities	(3,349)	(2,060)

Cash flows from financing activities:
Net repayments under credit facility	(3,475)	(2,829)
Principal payments on long-term debt	(2,437)	(2,437)
Proceeds from the issuance of common stock under option program	304	—

Net cash used for financing activities	(5,608)	(5,266)

Net change in cash and cash equivalents	3,610	771
Cash and cash equivalents:
Beginning of the period	4,302	4,953

End of the period	$7,912	$5,724

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended July 31, 2010

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amounts		Shares	Amounts
Balance at January 30, 2010	58,046	$580	$288,367	(10,877)	$(87,977)	$(103,982)	$(3,765)	$93,223

Stock based compensation expense			850					850
Issuance of restricted stock	282	3	(3)					—
Board of Directors compensation	6	—	20					20
Exercises under option programs	253	3	301					304
Accumulated other comprehensive income (loss):
Unrecognized loss associated with pension plan							57	57
Foreign currency							27	27
Net income						9,750		9,750

Total comprehensive income								9,834

Balance at July 31, 2010	58,587	$586	$289,535	(10,877)	$(87,977)	$(94,232)	$(3,681)	$104,231

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

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2010 is a 52-week period ending on January 29, 2011. Fiscal 2009 was a 52-week period which ended January 30, 2010.

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

Segment Information

The Company reports its operations as one reportable segment, Big & Tall Men’s Apparel, which consists of three operating segments—B&T Factory Direct, Casual Male XL and Rochester. The Company considers its operating segments to be similar in terms of economic characteristics, production processes and operations, and have therefore aggregated them into a single reporting segment.

Other Intangibles

The Company’s trademarks are considered indefinite-lived intangible assets and must be tested annually for potential impairment. Both the Casual Male and Rochester trademarks were tested for potential impairment in December 2009, as part of the Company’s annual impairment analysis. Utilizing an income approach with appropriate royalty rates applied, the Company concluded that the Casual Male trademark, with a carrying value of $29.2 million, and the Rochester trademark, with a carrying value of $1.5 million, were not impaired.

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

For the first six months of fiscal 2010 and fiscal 2009, the Company recognized total stock-based compensation expense of $0.9 million and $0.2 million, respectively. Approximately $0.2 million of the $0.9 million of stock-based compensation expense for the first six months of fiscal 2010 relates to the expense associated with the grant of equity awards pursuant to the Company’s Long-Term Incentive Plan.

The total compensation cost related to non-vested awards not yet recognized as of July 31, 2010 is approximately $1.5 million which will be expensed over a weighted average remaining life of 23 months.

Valuation Assumptions for Stock Options and Restricted Stock

During the first six months of fiscal 2010, the Company granted 308,550 shares of restricted stock which included 283,550 shares to members of management as a result of the Company’s achievement of certain performance targets in fiscal 2009 pursuant to its Long-Term Incentive Plan. For the first six months of fiscal 2009, the Company granted 667,500 shares of restricted stock. Each restricted share of common stock was assigned a fair value equal to the closing price of the Company’s common stock on the date of grant.

During the first six months of fiscal 2010, stock options to purchase 383,172 shares of common stock were granted. Of this amount, stock options to purchase 20,606 shares of common stock were issued pursuant to the Long-Term Incentive Plan for fiscal 2009. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average grant date fair-value of stock options granted during the first six months of fiscal 2010 was $1.07 per share. There were no stock options granted during the first six months of fiscal 2009.

The following assumptions were used for grants for the first six months of fiscal 2010. There were no assumptions for the first six months of fiscal 2009 because there were no stock option grants.

July 31, 2010
Expected volatility	55.0%
Risk-free interest rate	1.14-1.55%
Expected life	2.1-3.0 yrs
Dividend rate	—

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

During the first six months of fiscal 2010, options for 252,500 shares of common stock were exercised with an intrinsic value of approximately $0.5 million.

2. Debt

Credit Agreement with Bank of America Retail Group, Inc.

At July 31, 2010, the Company had no outstanding borrowings under its credit facility, as most recently amended December 20, 2007, with Bank of America, N.A. (the “Credit Facility”). The maturity date of the Credit Facility is October 29, 2011. Outstanding standby letters of credit were $2.1 million and outstanding documentary letters of credit were $5.0 million. Average monthly borrowings outstanding under the Credit Facility during the first six months of fiscal 2010 were approximately $5.3 million, resulting in an average unused excess availability of approximately $59.7 million. Unused excess availability at July 31, 2010 was $64.9 million. The Company’s obligations under the Credit Facility are secured by a lien on all of its assets. The Company is not subject to any financial covenants pursuant to this Credit Facility.

CASUAL MALE RETAIL GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

The fair value of amounts outstanding under the Credit Facility approximates the carrying value at July 31, 2010. At the Company’s option, any portion of the outstanding borrowings can be converted to LIBOR-based contracts; the remainder bears interest based at prime. At July 31, 2010, the prime-based interest rate was 3.25%. The Company had no outstanding borrowings at July 31, 2010.

Long-Term Debt with Banc of America Leasing & Capital, LLC

Pursuant to two Equipment Security Notes with Banc of America Leasing & Capital, LLC for equipment financing, the Company has $5.1 million outstanding at July 31, 2010. The secured notes are due July 20, 2011 and January 16, 2012. Both secured notes accrue interest at a per annum rate of 1.75% plus the rate of interest equal to the 30-day published LIBOR rate. Principal and interest, in arrears, are payable monthly, commencing one month after issuance of such note.

Both notes are secured by a security interest in all of the Company’s rights, title and interest in and to certain equipment. The Company is not subject to any financial covenants pursuant to these notes.

3. Equity

Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the six months ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
(in thousands)
Common Stock Outstanding
Basic weighted average common shares outstanding	46,983	41,450	46,821	41,450
Common Stock Equivalents-Stock options, restricted stock and warrants	511	476	563	188

Diluted weighted average common shares Outstanding	47,494	41,926	47,384	41,638

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period because the exercise price of such options and warrants was greater than the average market price per share of common stock for the respective periods.

	For the three months ended		For the six months ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
(in thousands, except exercise prices)
Options	3,289	3,407	3,289	3,510
Warrants	—	1,058	—	1,058
Range of exercise prices of such options and warrants	$3.88 - $10.26	$2.37 - $10.26	$3.88 - $10.26	$1.25 - $10.26

The above options, which were outstanding at July 31, 2010, expire from May 25, 2011 to May 3, 2020.

4. Income Taxes

At July 31, 2010, the Company had total deferred tax assets of approximately $52.5 million, with a corresponding valuation allowance of $52.5 million and a total deferred tax liability of approximately $1.2 million. The deferred tax assets primarily relate to net operating loss carryforwards that expire through 2029 and to a lesser extent book/tax timing differences.

CASUAL MALE RETAIL GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

The Company’s effective tax rate for the first six months of fiscal 2010 has been reduced from the statutory rate due to the utilization of the Company’s fully reserved net operating loss carryforwards.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to Topic 740, Income Taxes, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At July 31, 2010, the Company had no material unrecognized tax benefits.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 1997, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the second quarter and first six months of fiscal 2010.

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

BUSINESS SUMMARY

Casual Male Retail Group, Inc. together with our subsidiaries is the largest specialty retailer of big & tall men’s apparel with retail operations throughout the United States, Canada and London, England. As of July 31, 2010, we operated 451 Casual Male XL retail and outlet stores, 1 Destination XL store and 19 Rochester Clothing stores and a direct to consumer business, which includes several catalogs and e-commerce sites.

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

RESULTS OF OPERATIONS

Financial Summary

Although our total sales for the second quarter and first six months of fiscal 2010 were down 1.0% and 1.8%, respectively, we continue to see gradual improvement in our comparable sales. For the second quarter of fiscal 2010, our comparable sales increased 0.8% from the second quarter of fiscal 2009 as compared to decreases in the immediate past three quarters of -0.7%, -8.2% and -10.6% for the first quarter of fiscal 2010 and fourth and third quarters of fiscal 2009, respectively, as compared to the corresponding period of the applicable prior fiscal year. The sales performance in the second quarter and first six months of fiscal 2010 was largely achieved with improved sales productivity despite negative traffic trends which continue to decline in the high single digit level. Of equal importance, our gross margin rates continued to improve by 180 basis points for the second quarter and by 250 basis points for the first six months of fiscal 2010, in each case, as compared to the corresponding period of fiscal 2009, as a result of strong merchandise margins and realization of cost savings from renegotiated leases. As a result, our net income, per diluted share, for the second quarter and first six months of fiscal 2010 significantly improved to $0.12 and $0.21 from last year’s $0.09 and $0.10, respectively. Our primary focus for the remainder of fiscal 2010 will continue to be on improving operating income and optimizing our free cash flow, as our sales base gradually recovers over the longer term.

During the second quarter of fiscal 2010, we also continued to manage our inventory levels prudently. Our aggressive approach in managing our inventory has been a key component to optimizing our merchandise margins, enabling us to avoid excessive promotional and clearance activity. We have also reduced our total indebtedness at July 31, 2010 by 88.8% from August 1, 2009. In addition, at July 31, 2010 we have approximately $64.9 million of availability and no outstanding borrowings under our credit facility.

With this restructured operating model intended to optimize operating margins, we believe that our existing business will remain stable, generating positive cash flow. However, we do not believe that new store growth in our current formats will produce the level of market share growth we hope to achieve. Given that, during fiscal 2009, we started to pursue new strategies to grow our business and increase our market share within the big & tall market. We believe that in order to be successful and to become a growth business, we need to develop more compelling and convenient ways for our customers to shop, while attracting a largely untapped segment of the big & tall market— the smaller waist customer (with waist sizes 42” to 46”). We believe that we have a significant opportunity to substantially grow our market share in this area of the big & tall market.

New Store Concept – Destination XL™

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

During the second quarter of fiscal 2010, we began testing our new concept, the Destination XL store. In July 2010, we opened our first Destination XL store in Schaumburg, Illinois. Our Destination XL store concept is a supercenter, averaging 11,000 square feet, offering a full assortment from all of our core brands, including Casual Male XL, Rochester Clothing and B&T Factory Direct, as well as expanded assortments of Shoes XL and Living XL. All of our brands, across all channels, are represented in our new store utilizing a good, better, best pricing structure. Our family-friendly destination store will offer our customers one-stop shopping for all of their apparel needs while providing them with a comfortable and entertaining atmosphere, complete with interactive elements. This new store concept is the first of its kind in the big & tall market.

Subsequent to the end of the second quarter of fiscal 2010, we opened two additional Destination XL stores located in Memphis, Tennessee and Las Vegas, Nevada. Our fourth store in Houston, Texas is expected to open during the third quarter of fiscal 2010.

The economic proposition for the Destination XL concept consists of greater efficiencies in serving the market area resulting in higher operating margins, and potentially greater sales volumes with increased market share in each market by either (a) gaining a larger share of our existing customers’ annual expenditures on apparel, or (b) increasing our market penetration with our customers whose waist size is between 42” and 46”, or both. Accordingly, the expectation is enhanced returns on capital and operating income from each market compared to our existing locations.

The performance of the DXL™ stores, although still early, has been consistent with our expectations. Customer reaction to the new store format, which has almost triple the product assortments of an average Casual Male store, has been positive, and our transaction levels have significantly increased similar to those experienced with our hybrid stores. With an expectation of four stores opened by the end of August 2010, we have no current plans for any additional store openings for this fiscal year and we will continue to monitor the DXL stores performance before formulating any future plans for the DXL format.

In conjunction with our new store concept, we will also be launching a cross-channel e-commerce site, combining all of our existing e-commerce sites into one enhanced website—DestinationXL, with state-of-the-art features and best practices. The DestinationXL website is expected to launch in early fiscal 2011. This will enable our customers to shop across all of our brands and product extensions with ease and will bring all of our customers under one concept. Their classification as a “Rochester” customer or a “Casual Male” customer will no longer limit their ability to access our full-product assortment.

Fiscal 2010 Outlook

We are continuing to see gradual improvements throughout the retail industry, but because of our specific market, where the expectation is that the rebound in consumer spending will be over an extended period of time, we expect our sales volumes for fiscal 2010 to be relatively flat to fiscal 2009. With estimated total sales of approximately $390.0 - $395.0 million, we expect to make continued improvements in gross margins of between 110 and 140 basis points and selling, general and administrative (“SG&A”) costs to decline approximately 2% from 2009 levels.

Based on the operating results for the first six months of fiscal 2010 and the Company’s recent trends, we are raising our earnings expectations for fiscal 2010 by an additional $0.03 per diluted share. At the end of the first quarter of fiscal 2010, we stated that we expected earnings to be between $0.26 and $0.29 per diluted share. We have raised that range to $0.29 to $0.32 per diluted share. For the second half of fiscal 2010, we expect to see improvements in earnings consistent with the expected 2010 annual improvement to 2009.

From a liquidity perspective, we expect to generate free cash flow of approximately $24.0 million (up from our previously disclosed expectation of $20.0 million), which represents cash flow from operations of $34.0 million less budgeted capital expenditures of approximately $10.0 million. See “Presentation of Non-GAAP Measure” below for calculation and reconciliation of non-GAAP free cash flow. Our capital expenditure projects for fiscal 2010 are primarily related to our Destination XL store concept and the corresponding enhancement and launching of our cross-channel e-commerce site.

The free cash flow we generate in fiscal 2010 is being utilized to reduce amounts outstanding from time to time under our existing credit facility. At the end of fiscal 2010, we expect to have cash balances of between $15.0 and $20.0 million and only approximately $3.0 million in outstanding debt for a term note maturing in 2011. We expect that the availability under our revolver, which will not expire until October 2011, will be over $60 million by the end of the fiscal year. Accordingly, we expect to maintain a level of free cash flow and balance sheet liquidity to support and finance our current long term strategic plans.

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

	For the six months ended:		Projected Cash Flow
(in millions)	July 31, 2010	August 1, 2009	Fiscal 2010
Cash flow from operating activities	$12.6	$8.1	$34.0
Less: Capital expenditures	(3.6)	(2.2)	(10.0)

Free Cash Flow	$9.0	$5.9	$24.0

Sales

For the second quarter of fiscal 2010, total sales decreased by 1.0% to $97.3 million when compared to total sales of $98.3 million for the second quarter of fiscal 2009. Comparable sales for the second quarter increased 0.8% when compared to the same period of the prior year. This increase consisted of a 0.3% increase in sales from our Casual Male XL business offset by a 2.2% decrease in our Rochester business.

Our comparable sales increase for the second quarter of fiscal 2010 is primarily attributable to improvements in our conversion rate (the percentage of store customers who make a purchase) of 5.3%, as well as an increase in dollars spent per transaction. Both of these metrics have contributed to mitigating the reduced traffic flow which was down approximately 6.3% for the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009. Sales across our direct businesses increased by 5.2% while comparable sales from our retail channel decreased 0.2% for the second quarter of fiscal 2010 as compared to the prior year’s second quarter.

For the first six months of fiscal 2010, total sales decreased 1.8% to $192.2 million as compared to total sales of $195.8 million for the first six months of fiscal 2009. Comparable sales for the first six months of fiscal 2010 increased 0.1% when compared to the first six months of fiscal 2009. This increase consisted of a 1.2% increase in our Rochester business offset by a 1.0% decrease in our Casual Male XL business. Our Rochester business was most affected by the economic recession; as a result, we are seeing improvements in our Rochester business as our higher-end customers start returning. Sales from our direct businesses increased by 2.9% while sales from our retail channel dropped by 0.6% for the first six months of fiscal 2010 as compared to the first six months of the prior year.

We expect that sales will likely rebound very slowly, especially considering that although the overall economy has shown signs of improvement, unemployment rates, which have a direct impact on consumer spending, remain high. Accordingly, although we are seeing signs of improvement, we are planning sales volumes for fiscal 2010 to remain flat to fiscal 2009 at approximately $390.0 to $395.0 million, with comparable sales to approximate between flat to +1%.

Gross Profit Margin

For the second quarter of fiscal 2010, our gross margin rate, inclusive of occupancy costs, was 46.4% as compared to a gross margin rate of 44.6% for the second quarter of fiscal 2009. The increase of 180 basis points was the result of increased merchandise margins for the second quarter of fiscal 2010 of 100 basis points plus an increase of 80 basis points in occupancy costs as a result of lower occupancy costs.

For the first six months of fiscal 2010, our gross margin rate, inclusive of occupancy costs, was 46.1% as compared to 43.6% for the first six months of fiscal 2009. The increase of 250 basis points was the result of increased merchandise margins for the first six months of fiscal 2010 of 190 basis points plus an increase of 60 basis points in occupancy costs.

Our merchandise margin continues to benefit from our improved inventory management and reduced markdown activity. In addition, our merchandise margin for the first six months of fiscal 2009 was negatively impacted by some residual fourth quarter 2008 clearance merchandise. Occupancy costs for the first six months of fiscal 2010 also improved despite the lower sales base. On a dollar basis, occupancy costs for the first six months of fiscal 2010 decreased by $1.8 million as compared to the first six months of fiscal 2009 as a result of our on-going rent reduction efforts with various landlords.

During fiscal 2009, we were successful in re-negotiating existing lease terms with many of our landlords, enabling us to reduce future occupancy costs by approximately $9.0 million, which will be recognized over the remaining lease terms of those respective leases. As a result, we expect to leverage occupancy costs by approximately 50 to 60 basis points in fiscal 2010. In addition, we expect to continue with our aggressive management of inventory levels during fiscal 2010 to ensure a healthy inventory position and, accordingly, strong merchandise margins, with improvements of 60 to 80 basis points. Therefore, for fiscal 2010, we are expecting that gross margin will improve by approximately 110 to 140 basis points, which represents an increase of 15 to 35 basis points from our previous guidance.

Selling, General and Administrative Expenses

SG&A expenses for the second quarter of fiscal 2010 were 36.4% of sales as compared to 36.1% for the second quarter of fiscal 2009. On a dollar basis, SG&A expenses were flat for the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009.

For the first six months of fiscal 2010, SG&A expenses were 37.0% of sales as compared to 37.1% of sales for the first six months of fiscal 2009. On a dollar basis, SG&A expenses decreased $1.6 million, or 2.2%, for the first six months of fiscal 2010 as compared to the first six months of fiscal 2009.

During the first six months of fiscal 2010, we continued to benefit from the cost reductions that we took during the first half of fiscal 2009. Approximately two-thirds of the savings were the result of store payroll reductions and store operating efficiencies with the remaining cost savings resulting from reduced marketing costs.

Similar to fiscal 2009, we plan to limit our SG&A growth rates, except for certain programs to support our growth activities, unanticipated cost increases by our suppliers and unanticipated costs that are necessary to support our overall activities. For fiscal 2010, we expect our SG&A costs to decrease by approximately 2% over fiscal 2009 primarily related to the annualization of our 2009 cost reduction initiatives. These savings will be partially offset by an increase in marketing and other expenditures during the second half of fiscal 2010 to support our Destination XL concept.

Interest Expense, Net

Net interest expense was $0.2 million for the second quarter of fiscal 2010 as compared to $0.3 million for the second quarter of fiscal 2009. For the first six months of fiscal 2010, net interest expense was $0.3 million as compared to $0.6 million for the first six months of fiscal 2009. The reduction in interest costs for the first six months of fiscal 2010 as compared to the prior year was due to an overall reduction of 88.8% in total debt as of the end of the second quarter of fiscal 2010 as compared to the end of the second quarter of fiscal 2009. We had no outstanding borrowings under our Credit Facility at July 31, 2010.

Income Taxes

At July 31, 2010, our total deferred tax assets were approximately $52.5 million, with a corresponding valuation allowance of $52.5 million and a deferred tax liability of approximately $1.2 million. The deferred tax assets principally relate to federal net operating loss (“NOL”) carryforwards that expire through 2029.

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

Our effective tax rate for the second quarter and first six months of fiscal 2010 has been reduced from the statutory rate due to the utilization of fully reserved NOL carryforwards. Assuming an effective tax rate of approximately 41.0%, this benefit resulted in a reduction in the income tax provision for the second quarter and first six months of fiscal 2010 of approximately $1.8 million, or $0.04 per diluted share, and $3.4 million, or $0.08 per diluted share, respectively.

Net Income

For the second quarter of fiscal 2010, we had net income of $5.6 million, or $0.12 per diluted share, as compared to net income of $3.6 million, or $0.09 per diluted share, for the second quarter of fiscal 2009. For the first six months of fiscal 2010, net income was $9.8 million, or $0.21 per diluted share, as compared to net income of $4.0 million, or $0.10 per diluted share, for the first six months of fiscal 2009.

Inventory

At July 31, 2010, total inventory was $94.2 million compared to $90.0 million at January 30, 2010 and $94.3 million at August 1, 2009.

We continue to make a concerted effort to manage our inventory levels and as a result our merchandise margins continue to improve. We have successfully reduced our inventory levels over the past two fiscal years without sacrificing our broad selection of core basic merchandise and current fashion items. Because of the upcoming Fall selling season, our inventory levels are typically higher when compared to year-end balances.

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

We currently believe that our existing cash generated by operations together with our availability under our credit facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements. For the first six months of fiscal 2010, free cash flow, which we define as cash flow from operating activities, less capital expenditures and discretionary store acquisitions, if any, improved by $3.1 million to $9.0 million from $5.9 million for the first six months of fiscal 2009. See “Presentation of Non-GAAP Measures” above regarding non-GAAP free cash flow. The primary reason for the improvement in free cash flow of $3.1 million in the first six months of fiscal 2010 was the improvement in cash flow from operations of $4.5 million offset slightly by the increase in capital expenditures. The improvement in cash flow from operations was primarily due to improved operating results.

In addition to cash flow from operations, our other primary source of working capital is our Credit Facility which has a total commitment of $110.0 million, although the amount that can be borrowed is limited to the borrowing base as defined by the Credit Facility, which is comprised primarily of the liquidation value of our inventory. The maturity date of the Credit Facility is October 29, 2011. At July 31, 2010, our borrowing base under our Credit Facility was $67.1 million. Borrowings under the Credit Facility bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”) and vary depending on our levels of excess availability. Our Credit Facility is described in more detail in Note 2 to the Notes to the Consolidated Financial Statements.

At July 31, 2010, we had no outstanding borrowings under the Credit Facility. Outstanding standby letters of credit were $2.1 million and outstanding documentary letters of credit were $5.0 million. Average monthly borrowings outstanding under this facility during the first six months of fiscal 2010 were approximately $5.3 million, resulting in an average unused excess availability of approximately $59.7 million. Unused excess availability at July 31, 2010 was $64.9 million. Our obligations under the Credit Facility are secured by a lien on all of our assets.

At July 31, 2010, we have reduced our total debt, including our long-term debt, by $40.8 million, or 88.8%, to $5.1 million from $45.9 million at August 1, 2009.

Capital Expenditures

The following table sets forth the stores open and related square footage at July 31, 2010 and August 1, 2009, respectively:

	At July 31, 2010		At August 1, 2009
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
Casual Male XL	451	1,615	467	1,668
Destination XL	1	12	—	—
Rochester Clothing	19	155	20	161

Total Stores	471	1,782	487	1,829

Total cash outlays for capital expenditures for the first six months of fiscal 2010 and fiscal 2009 were $3.6 million and $2.2 million, respectively.

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

Below is a summary of store openings and closings since January 30, 2010:

	Casual Male XL	Destination XL	Rochester Big &Tall	Total stores
At January 30, 2010	460	—	19	479
New outlet stores	—	—	—	—
New retail stores	—	1	—	1
Closed stores	9	—	—	9

At July 31, 2010	451	1	19	471

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires October 29, 2011, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At July 31, 2010, the interest rate for any prime based borrowings was 3.25%. At July 31, 2010, the Company had no outstanding borrowings. Based upon a sensitivity analysis as of July 31, 2010, assuming average outstanding borrowing during the first six months of fiscal 2010 of $5.3 million, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $26,000 on an annualized basis.

Foreign Currency

Our Sears Canada catalog operations conduct business in Canadian dollars and our Rochester Clothing store located in London, England conducts business in British pounds. Our international e-commerce sites conduct business in Euros and British pounds. If the value of the Canadian dollar, British pound or Euro against the U.S. dollar weakens, the revenues and earnings of these operations will be reduced when they are translated or remeasured to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of July 31, 2010, sales from our Sears Canada operations, our London Rochester Clothing store and our international e-commerce sites were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse affect on our financial position or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2010. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Casual Male Retail Group, Inc. 2006 Incentive Compensation Plan, as amended.

10.2*	Fifth Amended and Restated Loan and Security Agreement dated December 28, 2006, by and among Bank of America, N.A., as Administrative Agent and Collateral Agent, the Lenders identified therein, the Company, as Borrowers’ Representatives, and the Company and CMRG Apparel LLC. (formerly Designs Apparel, Inc.), as Borrowers.

10.3	Equipment Security Note Number 17608-70001 to the Master Loan and Security Agreement dated July 20, 2007 between the Company and Banc of America Leasing & Capital , LLC.

10.4	Equipment Security Note Number 17608-70002 to the Master Loan and Security Agreement dated January 16, 2008 between the Company and Banc of America Leasing & Capital , LLC.

10.5	Casual Male Retail Group, Inc. Amended and Restated Long-Term Incentive Plan.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.

Date: August 20, 2010	By:	/s/ PETER H. STRATTON, JR.
Peter H. Stratton, Jr. Senior Vice President of Finance, Corporate Controller and Chief Accounting Officer