Form 10-Q
period 2010-10-30
CASUAL MALE RETAIL GROUP INC
filed 2010-11-19
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended October 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of October 30, 2010 was 47,757,431.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 30, 2010	January 30, 2010
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$6,043	$4,302
Accounts receivable	3,590	2,494
Inventories	109,591	89,977
Prepaid expenses and other current assets	11,304	8,380

Total current assets	130,528	105,153

Property and equipment, net of accumulated depreciation and amortization	40,080	41,888

Other assets:
Intangible assets	32,425	32,809
Other assets	1,377	1,189

Total assets	$204,410	$181,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,788	$4,874
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	31,835	19,753
Income taxes payable	218	1,485
Accrued expenses and other current liabilities	26,612	28,531
Notes payable	10,589	3,475

Total current liabilities	74,507	59,583

Long-term liabilities:
Deferred gain on sale-leaseback, net of current portion	20,882	21,981
Long-term debt, net of current portion	133	2,702
Deferred income taxes	1,346	769
Other long-term liabilities	2,782	2,781

Total liabilities	99,650	87,816

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued at October 30, 2010 and January 30, 2010	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 58,634,870 and 58,046,235 issued at October 30, 2010 and January 30, 2010, respectively	586	580
Additional paid-in capital	290,012	288,367
Accumulated deficit	(93,943)	(103,982)
Treasury stock at cost, 10,877,439 shares at October 30, 2010 and January 30, 2010	(87,977)	(87,977)
Accumulated other comprehensive loss	(3,918)	(3,765)

Total stockholders’ equity	104,760	93,223

Total liabilities and stockholders’ equity	$204,410	$181,039

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009

Sales	$89,936	$88,689	$282,171	$284,502

Cost of goods sold, including occupancy	48,802	50,826	152,360	161,256

Gross profit	41,134	37,863	129,811	123,246

Expenses:
Selling, general and administrative	38,802	35,287	109,864	107,951
Depreciation and amortization	3,159	3,885	9,847	11,662

Total expenses	41,961	39,172	119,711	119,613

Operating income (loss)	(827)	(1,309)	10,100	3,633

Other income, net	323	94	531	280
Interest expense, net	(177)	(256)	(485)	(881)

Income (loss) before income taxes	(681)	(1,471)	10,146	3,032

Provision (benefit) for income taxes	(970)	(61)	107	480

Net income (loss)	$289	$(1,410)	$10,039	$2,552

Net income (loss) per share – basic	$0.01	$(0.03)	$0.21	$0.06
Net income (loss) per share – diluted	$0.01	$(0.03)	$0.21	$0.06

Weighted average number of common shares outstanding
- basic	47,041	44,761	46,895	42,554
- diluted	47,548	44,761	47,435	42,949

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 30, 2010	October 31, 2009
Cash flows from operating activities:
Net income	$10,039	$2,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,847	11,662
Amortization of deferred gain from sale-leaseback	(1,099)	(1,099)
Deferred income taxes, net of valuation allowance	577	—
Stock based compensation expense	1,165	381
Issuance of common stock to Board of Directors	112	—

Changes in operating assets and liabilities:
Accounts receivable	(1,392)	(1,254)
Inventories	(19,614)	(9,604)
Prepaid expenses	(2,924)	(1,540)
Other assets	(196)	94
Accounts payable	12,082	5,688
Income taxes payable	(1,267)	694
Accrued expenses and other current liabilities	(2,446)	(370)

Net cash provided by operating activities	4,884	7,204

Cash flows from investing activities:
Additions to property and equipment	(7,272)	(3,419)
Net proceeds from sale of subsidiary, LP Innovations, Inc.	296	280

Net cash used for investing activities	(6,976)	(3,139)

Cash flows from financing activities:
Net proceeds from issuance of common stock through a registered direct offering	—	12,548
Net (borrowings) repayments under credit facility	7,114	(13,006)
Principal payments on long-term debt	(3,655)	(3,656)
Proceeds from the issuance of common stock under option program	374	167

Net cash provided by (used for) financing activities	3,833	(3,947)

Net change in cash and cash equivalents	1,741	118
Cash and cash equivalents:
Beginning of the period	4,302	4,953

End of the period	$6,043	$5,071

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended October 30, 2010

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total

Balance at January 30, 2010	58,046	$580	$288,367	(10,877)	$(87,977)	$(103,982)	$(3,765)	$93,223

Stock based compensation expense			1,165					1,165
Issuance of restricted stock	272	3	(3)					—
Board of Directors compensation	34	—	112					112
Exercises under option programs	283	3	371					374
Accumulated other comprehensive income (loss):
Unrecognized loss associated with pension plan							(248)	(248)
Foreign currency							95	95
Net income						10,039		10,039

Total comprehensive income								9,886

Balance at October 30, 2010	58,635	$586	$290,012	(10,877)	$(87,977)	$(93,943)	$(3,918)	$104,760

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

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

Segment Information

The Company reports its operations as one reportable segment, Big & Tall Men’s Apparel, which consists of three operating segments—B&T Factory Direct, Casual Male XL and Rochester. The Company considers its operating segments to be similar in terms of economic characteristics, production processes and operations, and has therefore aggregated them into a single reporting segment.

Other Intangibles

The Company’s trademarks are considered indefinite-lived intangible assets and must be tested annually for potential impairment. At January 30, 2010, both the Casual Male and Rochester trademarks were tested for potential impairment. Utilizing an income approach with appropriate royalty rates applied, the Company concluded that the Casual Male trademark, with a carrying value of $29.2 million, and the Rochester trademark, with a carrying value of $1.5 million, were not impaired. During the first nine months of fiscal 2010, no event or change in circumstance occurred which would indicate that the fair value of the Company’s trademarks are less than their carrying value.

CASUAL MALE RETAIL GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

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

For the first nine months of fiscal 2010 and fiscal 2009, the Company recognized total stock-based compensation expense of $1.2 million and $0.4 million, respectively. Approximately $0.5 million of the $1.2 million of stock-based compensation expense for the first nine months of fiscal 2010 relates to the expense associated with the grant of equity awards pursuant to the Company’s Long-Term Incentive Plan.

The total compensation cost related to non-vested awards not yet recognized as of October 30, 2010 is approximately $1.2 million which will be expensed over a weighted average remaining life of 22 months.

Valuation Assumptions for Stock Options and Restricted Stock

During the first nine months of fiscal 2010, the Company granted 308,550 shares of restricted stock which included 283,550 shares to members of management as a result of the Company’s achievement of certain performance targets in fiscal 2009 pursuant to its Long-Term Incentive Plan. For the first nine months of fiscal 2009, the Company granted 667,500 shares of restricted stock. Each restricted share of common stock was assigned a fair value equal to the closing price of the Company’s common stock on the date of grant.

During the first nine months of fiscal 2010, stock options to purchase 383,172 shares of common stock were granted. Of this amount, stock options to purchase 20,606 shares of common stock were issued pursuant to the Long-Term Incentive Plan for fiscal 2009. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average grant date fair-value of stock options granted during the first nine months of fiscal 2010 was $1.07 per share. There were no stock options granted during the first nine months of fiscal 2009.

The following assumptions were used for grants for the first nine months of fiscal 2010. There were no assumptions for the first nine months of fiscal 2009 because there were no stock option grants.

October 30, 2010
Expected volatility	55.0%
Risk-free interest rate	1.14-1.55%
Expected life	2.1-3.0 years
Dividend rate	—

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

During the first nine months of fiscal 2010, options for 282,500 shares of common stock were exercised with an intrinsic value of approximately $0.6 million.

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

CASUAL MALE RETAIL GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-04—Accounting for Various Topics—Technical Corrections to Various SEC Paragraphs. This update represents technical corrections to SEC paragraphs. The adoption of ASU No. 2010-04 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820) —Improving Disclosures about Fair Value Measurements which provides revised guidance requiring additional disclosures about items transferring into and out of Levels 1 and 2 measurements in the fair value hierarchy. The revised guidance also requires additional separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, and clarifies, among other things, the existing fair value disclosures about the level of disaggregation. This update was effective for interim and annual financial periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, which are effective for interim and annual financial periods beginning after December 15, 2010. The Company partially adopted this revised guidance on January 30, 2010, as required, and the adoption did not have a material impact on the Company’s Consolidated Financial Statements. The Company also does not expect the adoption of the delayed portion of the revised guidance to have a material impact on the Company’s Financial Statements.

In February 2010, the FASB issued ASU No. 2010-08—Technical Corrections to Various Topics. This update’s purpose is to eliminate GAAP inconsistencies, update outdated provisions and provide needed clarifications. The adoption of ASU No. 2010-08 did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09—Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements. This update addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4). The adoption of ASU No. 2010-09 did not have a material impact on the Company’s financial statements.

2. Debt

Credit Agreement with Bank of America Retail Group, Inc.

At October 30, 2010, the Company had $10.6 million in outstanding borrowings under its credit facility with Bank of America, N.A. (the “Credit Facility”). Subsequent to the end of the third quarter, on November 10, 2010, the Credit Facility was amended and restated. See Note 5 – Subsequent Event.

Outstanding standby letters of credit were $2.3 million and outstanding documentary letters of credit were $1.7 million at October 30, 2010. Average monthly borrowings outstanding under the Credit Facility during the first nine months of fiscal 2010 were approximately $5.2 million, resulting in an average unused excess availability of approximately $62.3 million. Unused excess availability at October 30, 2010 was $69.1 million. The Company’s obligations under the Credit Facility are secured by a lien on all of its assets. The Company is not subject to any financial covenants pursuant to this Credit Facility.

The fair value of amounts outstanding under the Credit Facility approximates the carrying value at October 30, 2010. At the Company’s option, any portion of the outstanding borrowings can be converted to LIBOR-based contracts; the remainder bears interest based at prime. At October 30, 2010, the prime-based interest rate was 3.25%. The Company had no LIBOR-based borrowings outstanding at October 30, 2010.

Long-Term Debt with Banc of America Leasing & Capital, LLC

Pursuant to two Equipment Security Notes with Banc of America Leasing & Capital, LLC for equipment financing, the Company has $3.9 million outstanding at October 30, 2010. The secured notes are due July 20, 2011 and January 16, 2012. Both secured notes accrue interest at a per annum rate of 1.75% plus the rate of interest equal to the 30-day published LIBOR rate. Principal and interest, in arrears, are payable monthly, commencing one month after issuance of such note.

CASUAL MALE RETAIL GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

Both notes are secured by a security interest in all of the Company’s rights, title and interest in and to certain equipment. The Company is not subject to any financial covenants pursuant to these notes.

3. Equity

Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the nine months ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
(in thousands)
Common Stock Outstanding
Basic weighted average common shares outstanding	47,041	44,761	46,895	42,554
Common Stock Equivalents –Stock options, restricted stock and warrants (1)	507	—	540	395

Diluted weighted average common shares Outstanding	47,548	44,761	47,435	42,949

(1)	Common stock equivalents for the three months ended October 31, 2009 were excluded from the calculation of diluted weighted average common shares outstanding because the effect was anti-dilutive due to the net loss reported in that period.

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period because the exercise price of such options and warrants was greater than the average market price per share of common stock for the respective periods.

	For the three months ended		For the nine months ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
(in thousands, except exercise prices)
Options	3,273	3,363	3,273	3,393
Warrants	—	1,058	—	1,058

Range of exercise prices of such options and warrants	$3.88 - $10.26	$3.15 - $10.26	$3.88 - $10.26	$2.38 - $10.26

The above options, which were outstanding at October 30, 2010, expire from May 25, 2011 to May 3, 2020.

4. Income Taxes

At October 30, 2010, the Company had total deferred tax assets of approximately $52.7 million, with a corresponding valuation allowance of $52.7 million and a total deferred tax liability of approximately $1.3 million. The deferred tax assets primarily relate to net operating loss carryforwards that expire through 2029 and to a lesser extent book/tax timing differences.

The Company’s effective tax rate for the first nine months of fiscal 2010 has been reduced from the statutory rate due to the utilization of the Company’s fully reserved net operating loss carryforwards.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to Topic 740, Income Taxes, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At October 30, 2010, the Company had no material unrecognized tax benefits.

CASUAL MALE RETAIL GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

During the third quarter of fiscal 2010, the Company recognized a tax benefit of $0.8 million, or $0.02 per diluted share, as a result of the reduction in its liability for uncertain tax positions, due to the expiration of certain statutes of limitation.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 1998, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid any material interest or penalties for the third quarter and first nine months of fiscal 2010.

5. Subsequent Event

On November 10, 2010, the Company amended its Credit Facility with Bank of America, N.A. by executing the Sixth Amended and Restated Loan and Security Agreement (the “Amended Credit Facility”). The Amended Credit Facility replaces the existing Credit Facility, as discussed above in Note 2 –Debt.

The Amended Credit Facility provides for a maximum committed borrowing of $75 million, which, pursuant to an accordion feature, may be increased to $125 million upon the request of the Company and the agreement of the lender(s) participating in the increase. The Amended Credit Facility includes a sublimit of $20 million for commercial and standby letter of credits and a sublimit of up to $15 million for Swingline Loans. The Company’s ability to borrow under the Amended Credit Facility is determined using an availability formula based on eligible assets. The maturity date of the Amended Credit Facility is November 10, 2014.

Borrowings made pursuant to the Amended Credit Facility will bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% and (c) the one month LIBOR rate) plus a varying percentage, based on the Company’s borrowing base, of 1.00-1.25% for prime-based borrowings and 2.00-2.25% for LIBOR-based borrowings.

The Company’s obligations under the Amended Credit Facility are secured by a lien on all of its assets. The Company is not subject to any financial covenants pursuant to the Amended Credit Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from such forward-looking statements. We encourage readers to refer to Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 30, 2010, filed with the Securities and Exchange Commission on March 19, 2010, and Part II, Item 1A of subsequent Quarterly Reports and this Quarterly Report which identify certain risks and uncertainties that may have an impact on our future earnings and the direction of our Company.

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

BUSINESS SUMMARY

Casual Male Retail Group, Inc. together with our subsidiaries is the largest specialty retailer of big & tall men’s apparel with retail operations throughout the United States, Canada and London, England. As of October 30, 2010, we operated 445 Casual Male XL retail and outlet stores, 4 Destination XL (“DXL”) stores and 17 Rochester Clothing stores and a direct-to-consumer business, which includes several catalogs and e-commerce sites.

Unless the context indicates otherwise, all references to “we,” “ours,” “our,” “us” and “the Company” refer to Casual Male Retail Group, Inc. and its consolidated subsidiaries. We refer to our fiscal years which end on January 29, 2011 and January 30, 2010 as “fiscal 2010” and “fiscal 2009,” respectively.

When discussing sales growth, we refer to the term “comparable sales.” Comparable sales for all periods discussed include our retail stores that have been open for at least one full year together with our e-commerce and catalog sales. Stores that may have been remodeled, expanded or re-located during the period are also included in our determination of comparable sales. Our Destination XL stores are considered relocations and comparable to all the closed stores in each respective market area. Therefore, we have included DXL in comparable sales for the third quarter and first nine months of fiscal 2010. We include our direct businesses as part of our calculation of comparable sales because we are a multi-channel retailer, offering our customers convenient alternatives for their shopping. The method of calculating comparative sales varies across the retail industry and, as a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies.

RESULTS OF OPERATIONS

Financial Summary

With each quarter of fiscal 2010, we have seen our business strengthen, across all of our brands. We are generating positive comparable sales, with a 3% comparable sales increase in the third quarter of fiscal 2010, our largest since the second quarter of fiscal 2007. Moreover, we are producing strong gross margins. In the third quarter of fiscal 2010, our gross margin rate increased 300 basis points over the prior year’s third quarter and increased 270 basis points for the first nine months of fiscal 2010 over the prior year’s first nine months. These increases are the result of solid merchandise margins as well as realization of cost savings from renegotiated leases. For the first nine months of fiscal 2010, net income has improved to $10.0 million, or $0.21 per diluted share, compared to $2.6 million, or $0.06 per diluted share, for the first nine months of fiscal 2009. As a result of this continuing improvement, we have again raised our earnings guidance for fiscal 2010 to $0.32-$0.34 per diluted share (up from our previous guidance of $0.29 -$0.32 per diluted share). See “Fiscal 2010 Outlook” below.

Throughout the first nine months of fiscal 2010, we have continued to manage our inventory levels prudently. Our aggressive approach to managing our inventory has been a key component to optimizing our merchandise margins, enabling us to avoid excessive promotional and clearance activity. We have also reduced our total indebtedness at October 30, 2010 by 58% as compared to October 31, 2009. As we discuss in more detail below under “Liquidity and Capital Resources,” subsequent to the end of the third quarter, we renewed our credit facility by executing a new amended and restated agreement. Our new facility, which extends to November 10, 2014, will provide us with the necessary additional working capital to continue to pursue our long-term initiatives.

New Store Concept—Destination XL™

Our target customer group is a very diverse group, and we currently try to cater to them in individual groups through our various channels and brands, such as B&T Factory Direct for our value-oriented customers, Casual Male XL for our moderate-price customer and Rochester Clothing for our high-end customers. Our new concept will merge all of our brands under one roof, making it easier for our customers to find the merchandise they are looking for without having to shop several stores.

During the second and third quarters of fiscal 2010, we began testing our new concept, the Destination XL store. Since July 2010, we have opened our first four Destination XL stores located in Schaumburg, Illinois, Memphis, Tennessee, Las Vegas, Nevada and Houston, Texas. Our Destination XL store concept is a supercenter, averaging 11,000 square feet, offering a full assortment from all of our core brands, including Casual Male XL, Rochester Clothing and B&T Factory Direct, as well as expanded assortments of Shoes XL. All of our brands, across all channels, are represented in our new store utilizing a good, better, best pricing structure. Our family-friendly destination store will offer our customers one-stop shopping for all of their apparel needs while providing them with a comfortable and entertaining atmosphere, complete with interactive elements. This new store concept is the first of its kind in the big & tall market.

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

The performance of the DXL™ stores, although still early, has been consistent with our expectations. Customer reaction to the new store format, which has almost triple the product assortments of an average Casual Male store, has been positive, and our transaction levels have significantly increased similar to those experienced with our hybrid stores. Through the third quarter of fiscal 2010, the four DXL stores have shown double digit improvements in sales over the prior year’s predecessor stores from the respective DXL store market area.

Based on the performance of these four stores thus far, we anticipate expanding the testing further in fiscal 2011, by opening an additional 8 - 12 new DXL stores, increased from previously discussed 4 - 5 stores. If we continue to have success with the DXL stores in fiscal 2011, the long-range plan currently envisions 75-100 DXL store locations by fiscal 2015.

If current long-range plans are met, we expect that our total selling square footage chain-wide will not change significantly over the next five years, but our total store count will drop to approximately 350 stores comprised of 250-275 Casual Male XL stores located mostly in smaller cities as a result of closing the smaller Casual Male XL stores to support approximately 75-100 DXL stores, and an approximate 6 Rochester Clothing stores mostly located in large urban areas. In addition, we anticipate that the DXL store concept will contribute in the future to the anticipated earnings growth as a result of the reduced occupancy costs and store operating expenses created from the store consolidation.

In the first quarter of fiscal 2011, we expect to launch the Destination XL website. The new site will offer our customers the same buying experience which they have in the DXL stores. The site will offer the entire product assortment from all our core brands, including Living XL, and will have enhancements that we expect will make for a more compelling buying experience.

Fiscal 2010 Outlook

During the third quarter of fiscal 2010, we started to see an improvement in store traffic and, as a result, positive increases in sales. Based on the improved sales trends during the third quarter of fiscal 2010, we have increased our estimated total sales to a range of $393.0 to $396.0 million (up slightly from our previous guidance of $390.0 - $395.0 million). We still expect that the recovery in consumer spending in our specific market will take an extended period time, but we are pleased with the steady improvements that we are experiencing. We also expect to make continued improvements in gross margins of between 175 and 200 basis points (an increase from our previous guidance of between 110 and 140 basis points). The majority of this increase is the result of our strong merchandise margins that we experienced throughout the first nine months of fiscal 2010. Selling, general and administrative (“SG&A”) costs are expected to increase less than 1% over fiscal 2009 levels (an increase from our previous guidance of a decrease of 2%).

Based on the operating results for the first nine months of fiscal 2010 and the Company’s recent trends, we are raising our earnings expectations for fiscal 2010. At the end of the second quarter of fiscal 2010, we stated that we expected earnings to be between $0.29 and $0.32 per diluted share. We have raised that range to $0.32 to $0.34 per diluted share.

From a liquidity perspective, we expect to generate free cash flow of approximately $24.0 million, which represents cash flow from operations of $34.0 million less budgeted capital expenditures of approximately $10.0 million. See “Presentation of Non-GAAP Measure” below for calculation and reconciliation of non-GAAP free cash flow. Our capital expenditure projects for fiscal 2010 are primarily related to our Destination XL store concept and the corresponding enhancement and launching of our cross-channel e-commerce site.

The free cash flow we generate in fiscal 2010 is being utilized to reduce amounts outstanding from time to time under our existing credit facility. At the end of fiscal 2010, we expect to have cash balances of between $15.0 and $20.0 million and only approximately $3.0 million in outstanding debt for a term note maturing in 2011. We expect that the availability under our revolver will be over $60 million by the end of the fiscal year. Accordingly, we expect to maintain a level of free cash flow and balance sheet liquidity to support and finance our current long term strategic plans.

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

	For the nine months ended:		Projected Cash Flow
(in millions)	October 30, 2010	October 31, 2009	Fiscal 2010

Cash flow from operating activities	$4.9	$7.2	$34.0
Less: Capital expenditures	(7.3)	(3.4)	(10.0)
Less: Discretionary store asset acquisitions	—	—	—

Free Cash Flow	$(2.4)	$3.8	$24.0

Sales

For the third quarter of fiscal 2010, total sales increased by 1.4% to $89.9 million when compared to total sales of $88.7 million for the third quarter of fiscal 2009. Comparable sales for the third quarter increased 3.0% when compared to the same period of the prior year. This comparable sales increase consisted of a 2.6% increase in sales from our Casual Male XL business and a 3.9% increase in our Rochester business.

Our comparable sales increase for the third quarter of fiscal 2010 is primarily attributable to improvements in our traffic trends. While traffic was still down 2.7% for the third quarter of fiscal 2010 it was a substantial improvement from the -6.3% to -12.7% experienced in the four previous quarters. In addition, we continued to see positive results in our conversion rate (the percentage of store customers who make a purchase) as well as in dollars spent per transaction. Sales across our direct businesses increased by 2.2% while comparable sales from our retail channel increased 3.2% for the third quarter of fiscal 2010 as compared to the prior year’s third quarter.

For the first nine months of fiscal 2010, total sales decreased 0.8% to $282.2 million as compared to total sales of $284.5 million for the first nine months of fiscal 2009 but comparable sales for the first nine months of fiscal 2010 increased 0.9% when compared to the first nine months of fiscal 2009. This increase in comparable sales consisted of a 2.1% increase in our Rochester business, while our Casual Male XL business was flat. Our Rochester business was most affected by the economic recession; as a result, we are seeing improvements in our Rochester business as our higher-end customers start returning. Sales from our direct businesses increased by 2.8% while sales from our retail channel increased 0.5% for the first nine months of fiscal 2010 as compared to the first nine months of the prior year.

We expect that sales will likely rebound very slowly, especially considering that although the overall economy has shown signs of improvement, unemployment rates, which have a direct impact on consumer spending, remain high.

Accordingly, although we are seeing signs of improvement, we are planning sales volumes for fiscal 2010 to remain relatively flat to fiscal 2009 at approximately $393.0 to $396.0 million, with an estimated 1% increase in comparable sales.

Gross Profit Margin

For the third quarter of fiscal 2010, our gross margin rate, inclusive of occupancy costs, was 45.7% as compared to a gross margin rate of 42.7% for the third quarter of fiscal 2009. The increase of 300 basis points was the result of increased merchandise margins for the third quarter of fiscal 2010 of 190 basis points plus an improvement of 110 basis points in occupancy costs as a result of lower occupancy costs.

For the first nine months of fiscal 2010, our gross margin rate, inclusive of occupancy costs, was 46.0% as compared to 43.3% for the first nine months of fiscal 2009. The increase of 270 basis points was the result of increased merchandise margins for the first nine months of fiscal 2010 of 190 basis points plus an improvement of 80 basis points in occupancy costs.

Our merchandise margin continues to benefit from our improved inventory management and reduced markdown activity. In addition, our merchandise margin for the first nine months of fiscal 2009 was negatively impacted by some residual fourth quarter 2008 clearance merchandise. Occupancy costs for the first nine months of fiscal 2010 also improved despite the slightly lower sales base. On a dollar basis, occupancy costs for the first nine months of fiscal 2010 decreased by $2.6 million as compared to the first nine months of fiscal 2009 as a result of our on-going rent reduction efforts with various landlords.

During fiscal 2009, we were successful in re-negotiating existing lease terms with many of our landlords, enabling us to reduce future occupancy costs by approximately $9.0 million, which will be recognized over the remaining lease terms of those respective leases. As a result, we expect to leverage occupancy costs by approximately 60 to 80 basis points in fiscal 2010. In addition, we expect to continue with our aggressive management of inventory levels during fiscal 2010 to ensure a healthy inventory position and, accordingly, strong merchandise margins, with improvements of 115 to 120 basis points. Accordingly, for fiscal 2010, we are expecting that gross margin will improve by approximately 175 to 200 basis points, which represents an increase of 60 to 65 basis points from our guidance in the second quarter of fiscal 2010.

Selling, General and Administrative Expenses

SG&A expenses for the third quarter of fiscal 2010 were 43.1% of sales as compared to 39.8% for the third quarter of fiscal 2009. On a dollar basis, SG&A expenses increased 10% for the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009.

The SG&A increase of approximately $3.5 million in the third quarter of fiscal 2010 was due to: (i) additional SG&A costs, primarily advertising and store payroll, associated with our newly opened DXL stores and (ii) bonus accruals of approximately $1.9 million for both our annual incentive plan and senior management long-term incentive plan. In the prior year, we did not accrue for these bonus plans until the fourth quarter of fiscal 2009 when the achievement of the bonus plans became probable.

For the first nine months of fiscal 2010, SG&A expenses were 38.9% of sales as compared to 37.9% of sales for the first nine months of fiscal 2009. On a dollar basis, SG&A expenses increased 1.8% for the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009.

Similar to fiscal 2009, we plan to limit our SG&A growth rates, except for certain programs to support our growth activities, unanticipated cost increases by our suppliers and unanticipated costs that are necessary to support our overall activities. We continue to benefit from our cost reduction efforts in 2009. These savings will help to partially offset the increased marketing and other expenditures to support our Destination XL concept. For fiscal 2010, we expect our SG&A costs to slightly increase, less than 1%, from fiscal 2009. This is an increase from our previous guidance of a 2% decrease over the prior year, which we provided in the second quarter of fiscal 2010. This increase relates to incremental expenses associated with slightly higher sales, and expected higher payouts under our incentive plans from higher than expected earnings performance.

Interest Expense, Net

Net interest expense was $0.2 million for the third quarter of fiscal 2010 as compared to $0.3 million for the third quarter of fiscal 2009. For the first nine months of fiscal 2010, net interest expense was $0.5 million as compared to $0.9 million for the first nine months of fiscal 2009. The reduction in interest costs for the first nine months of fiscal 2010 as compared to the prior year was due to an overall reduction of 58% in total debt as of the end of the third quarter of fiscal 2010 as compared to the end of the third quarter of fiscal 2009.

Income Taxes

At October 30, 2010, our total deferred tax assets were approximately $52.7 million, with a corresponding valuation allowance of $52.7 million and a deferred tax liability of approximately $1.3 million. The deferred tax assets principally relate to federal net operating loss (“NOL”) carryforwards that expire through 2029. During the third quarter of fiscal 2010, we recognized a tax benefit of $0.8 million, or $0.02 per diluted share, as a result of a reduction in our liability for uncertain tax positions, due to the expiration of certain statutes of limitation.

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

Our effective tax rate for the third quarter and first nine months of fiscal 2010 has been principally reduced from the statutory rate due to the utilization of fully reserved NOL carryforwards and the release of a tax contingency liability.

Net Income

For the third quarter of fiscal 2010, we had net income of $0.3 million, or $0.01 per diluted share, as compared to a net loss of $(1.4) million, or $(0.03) per diluted share, for the third quarter of fiscal 2009. For the first nine months of fiscal 2010, net income was $10.0 million, or $0.21 per diluted share, as compared to net income of $2.6 million, or $0.06 per diluted share, for the first nine months of fiscal 2009.

Inventory

At October 30, 2010, total inventory was $109.6 million compared to $90.0 million at January 30, 2010 and $108.2 million at October 31, 2009.

We continue to make a concerted effort to manage our inventory levels and, as a result, our merchandise margins continue to improve. We have successfully reduced our inventory levels over the past two fiscal years without sacrificing our broad selection of core basic merchandise and current fashion items. Because of the upcoming “Holiday” selling season, our inventory levels are typically higher when compared to year-end balances.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs are for working capital (essentially inventory requirements) and capital expenditures. As discussed below, our capital expenditure program for fiscal 2010 is $10.0 million, which is greater than fiscal 2009 primarily due to the launch of our Destination XL stores as well as the upgrading of our e-commerce sites to a multi-brand format. We believe that our existing cash generated from operations together with our availability under our credit facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements.

For the first nine months of fiscal 2010, free cash flow, which we define as cash flow from operating activities, less capital expenditures and discretionary store acquisitions, if any, decreased by $6.2 million to $(2.4) million from $3.8 million for the first nine months of fiscal 2009. See “Presentation of Non-GAAP Measures” above regarding non-GAAP free cash flow. The primary reason for the decrease in free cash flow of $6.2 million was the expected increase in capital expenditures associated with our new DXL concept.

In addition to cash flow from operations, our other primary source of working capital is our Credit Facility. At October 30, 2010, our borrowing base under our Credit Facility was $83.7 million of which $69.1 million represented unused excess availability. Our outstanding borrowings at October 30, 2010 were $10.6 million. Borrowings under the Credit Facility bear interest at variable rates based on Bank of America’s prime rate or the London Interbank Offering Rate (“LIBOR”) and vary depending on our levels of excess availability.

Outstanding standby letters of credit were $2.3 million and outstanding documentary letters of credit were $1.7 million. Average monthly borrowings outstanding under this facility during the first nine months of fiscal 2010 were approximately $5.2 million, resulting in an average unused excess availability of approximately $62.3 million.

At October 30, 2010, we have reduced our total debt, including our long-term debt, by $20.0 million, or 58%, to $14.5 million from $34.5 million at October 31, 2009.

Subsequent to the end of the third quarter, on November 10, 2010, we amended our Credit Facility with Bank of America, N.A. by executing the Sixth Amended and Restated Loan and Security Agreement (the “Amended Credit Facility”). The Amended Credit Facility replaces the existing Credit Facility discussed above.

The Amended Credit Facility provides for a maximum committed borrowing of $75 million, which, pursuant to an accordion feature, may be increased to $125 million upon our request and the agreement of the lender(s) participating in the increase. The Amended Credit Facility includes a sublimit of $20 million for commercial and standby letter of credits and a sublimit of up to $15 million for Swingline Loans. Similar to the existing Credit Facility, our ability to borrow under the Amended Credit Facility is determined using an availability formula based on eligible assets. We downsized the credit facility capacity based on our expected borrowing needs in future periods, which are expected to be limited to seasonal cash requirements.

Our cash flow under the Amended Credit Facility is largely unrestricted as it relates to payments for transactions such as repurchases of stock, debt prepayments, dividends and certain asset acquisitions, so long as we maintain an availability of 20% or more. The maturity date of the Amended Credit Facility is November 10, 2014. Our Amended Credit Facility is described in more detail in Note 5 to the Notes to the Consolidated Financial Statements.

Capital Expenditures

The following table sets forth the stores open and related square footage at October 30, 2010 and October 31, 2009, respectively:

	At October 30, 2010		At October 31, 2009
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
Casual Male XL	445	1,587	465	1,667
Destination XL	4	46	—	—
Rochester Clothing	17	142	20	161

Total Stores	466	1,775	485	1,828

Total cash outlays for capital expenditures for the first nine months of fiscal 2010 and fiscal 2009 were $7.3 million and $3.4 million, respectively.

For fiscal 2010, our capital expenditures are expected to be approximately $10.0 million. The budget includes approximately $3.4 million related to the opening of our 4 new Destination XL concept stores and approximately $5.0 million for continued information technology projects, including the launch of our enhanced cross-channel e-commerce site, with the remainder for general store and infrastructure projects.

Below is a summary of store openings and closings since January 30, 2010:

	Casual Male XL	Destination XL	Rochester Clothing	Total stores
At January 30, 2010	460	—	19	479
New outlet stores	—	—	—	—
New retail stores	—	4	—	4
Closed stores	15	—	2	17

At October 30, 2010	445	4	17	466

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At October 30, 2010, the interest rate for any prime based borrowings was 3.25%. At October 30, 2010, the Company had no LIBOR-based borrowings outstanding. Based upon a sensitivity analysis as of October 30, 2010, assuming average outstanding borrowing during the first nine months of fiscal 2010 of $5.2 million, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $26,000 on an annualized basis.

Foreign Currency

Our Sears Canada catalog operations conduct business in Canadian dollars and our Rochester Clothing store located in London, England conducts business in British pounds. Our international e-commerce sites conduct business in Euros and British pounds. If the value of the Canadian dollar, British pound or Euro against the U.S. dollar weakens, the revenues and earnings of these operations will be reduced when they are translated or remeasured to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of October 30, 2010, sales from our Sears Canada operations, our London Rochester Clothing store and our international e-commerce sites were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse effect on our financial position or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 30, 2010. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended October 30, 2010 that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Second Amended and Restated Casual Male Retail Group, Inc. Annual Incentive Plan.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.

Date: November 19, 2010	By:	/S/ PETER H. STRATTON, JR.
Peter H. Stratton, Jr.
Senior Vice President of Finance, Corporate Controller
and Chief Accounting Officer