Form 10-Q/A
period 2010-07-31
CASUAL MALE RETAIL GROUP INC
filed 2010-12-08
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 (the “Original Report”) in order to file a revised, redacted version of Exhibit 10.2 thereto.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are including only Item 6, “Exhibits” of Part II below. The remaining Items of our Original Report are not amended hereby.

This Amendment speaks as of the date of the filing of the Original Report, August 20, 2010. All information contained in the Original Report, as amended by this Amendment, is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the Original Report.

PART II. OTHER INFORMATION

Item 6.	Exhibits.

10.1 *	Casual Male Retail Group, Inc. 2006 Incentive Compensation Plan, as amended.

10.2**	Fifth Amended and Restated Loan and Security Agreement dated December 28, 2006, by and among Bank of America, N.A., as Administrative Agent and Collateral Agent, the Lenders identified therein, the Company, as Borrowers’ Representatives, and the Company and CMRG Apparel LLC. (formerly Designs Apparel, Inc.), as Borrowers.

10.3 *	Equipment Security Note Number 17608-70001 to the Master Loan and Security Agreement dated July 20, 2007 between the Company and Banc of America Leasing & Capital , LLC.

10.4 *	Equipment Security Note Number 17608-70002 to the Master Loan and Security Agreement dated January 16, 2008 between the Company and Banc of America Leasing & Capital , LLC.

10.5 *	Casual Male Retail Group, Inc. Amended and Restated Long-Term Incentive Plan.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.
**	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.

Date: December 8, 2010	By:	/S/ PETER H. STRATTON, JR.
Peter H. Stratton, Jr.
Senior Vice President of Finance, Corporate Controller
and Chief Accounting Officer

2