Form 10-K
period 2011-01-29
CASUAL MALE RETAIL GROUP INC
filed 2011-03-18
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2011 (Fiscal 2010)	Commission File Number 01-34219

CASUAL MALE RETAIL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

(781) 828-9300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of July 31, 2010, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $100.3 million, based on the last reported sale price on that date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily determinative for other purposes.

The registrant had 47,786,281 shares of Common Stock, $0.01 par value, outstanding as of March 10, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III.

CASUAL MALE RETAIL GROUP, INC.

Index to Annual Report on Form 10-K

Year Ended January 29, 2011

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

Item 1. Business

Casual Male Retail Group, Inc. together with our subsidiaries (the “Company”) is the largest specialty retailer of big & tall men’s apparel with retail operations in the United States and London, England and direct businesses throughout the United States, Canada and Europe. We operate under the trade names of Casual Male XL, Casual Male XL Outlets, Destination XL™, Rochester Clothing, B & T Factory Direct, Shoes XL and Living XL. We operate 380 Casual Male XL retail stores, 60 Casual Male XL outlet stores, 4 Destination XL stores and 16 Rochester Clothing stores. Our direct business includes several catalogs and e-commerce sites which support our brands and product extensions. Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Casual Male Retail Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 as “fiscal 2010”, “fiscal 2009” and “fiscal 2008,” respectively.

HISTORY

Our Company was incorporated in the State of Delaware in 1976 under the name Designs, Inc. Until fiscal 1995, we operated exclusively Levi Strauss & Co. branded apparel mall and outlet stores. In May 2002, we acquired the Casual Male business from Casual Male Corp. at a bankruptcy court-ordered auction. At the time of the acquisition, Casual Male was the largest specialty retailer of men’s clothing in the big & tall market in the United States. As a result of the acquisition and the significance of it to the growth and future identity of our Company, on August 8, 2002, we changed our name to “Casual Male Retail Group, Inc.”

Since the acquisition in 2002, the majority of capital spent over the past eight years has been toward rebuilding our infrastructure. We have modernized our information technology, benefiting every aspect of our operations from distribution, global sourcing, store operations and merchandise planning to overall inventory management and profitability. With our customer in mind, we are presently investing capital into the infrastructure of our e-commerce businesses to upgrade, enhance, as well as combine, our e-commerce sites into one centralized site.

From a real estate perspective, we:

•	remodeled approximately 265 of our Casual Male retail and outlet stores and relocated another 63 to improved locations;

•	acquired Rochester Clothing in fiscal 2004, with its then 24 retail stores;

•

re-branded all of our Casual Male stores, including all signage, from Casual Male Big & Tall to Casual Male XL. This name change helped to remove the stigma associated with the words “big & tall” and was positively received throughout the chain; and,

•	launched our new Destination XL store concept with the opening of four stores in fiscal 2010.

Over the same eight-year period, we have improved upon our business in a number of other ways to better service our customers, such as:

•	assembling product assortments that appeal to our broad target market with varied demographics and socioeconomic levels;

•

developing a store assortment planning methodology that matches each store location’s with the apparel lifestyle preferences of our customer through an array of product assortments, all of which can be found on our five shopping websites;

•

increasing the number of sizes we offer, which approximates 12 sizes in tops and 49 sizes in bottoms. We have sophisticated system applications to help optimize size management while maintaining an acceptable in-stock position by size in all of our locations;

•

expanding our direct business from 5% of our sales in fiscal 2002, to almost 20% of our sales in fiscal 2010. Our multi-channel operation provides our customers with consistent product assortments, pricing, and marketing, emphasizing customer convenience; and,

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

OUR BUSINESS

We operate as a multi-channel retailer with three primary retail brands: B&T Factory Direct, Casual Male XL and Rochester Clothing. The B&T Factory Direct customer is a value-oriented consumer focused primarily on his very basic apparel needs. The Casual Male XL customer is a consumer of primarily moderately priced branded and private label casual sportswear and dresswear, while our Rochester Clothing customer is a luxury-oriented consumer of fine quality, designer and branded menswear. Our objective is to appeal to all of our customers by providing a good, better, best array of product assortments in all primary lifestyles with multiple and convenient ways to shop. During fiscal 2010, we launched our new store concept, Destination XL (“DXL”). The DXL™ store concept merges all of our brands under one roof, making it easier for our customers to find the merchandise they are looking for without having to shop several stores.

In addition to our e-commerce and catalog businesses for B&T Factory Direct, Casual Male XL and Rochester Clothing, we operate international web stores for these brands in nine European countries. Also, with shoes being an integral part of our customer’s wardrobe, we operate a direct business, Shoes XL, to improve our penetration in the shoe product line. Lastly, our Living XL direct business specializes in high-quality household products which help larger people maintain a more comfortable lifestyle. These direct businesses are a natural extension of our store operations and extend the reach of our brands by offering an easy way for our customers to shop.

During the second quarter of fiscal 2011, we will be launching our new Destination XL e-commerce site, which will bring all of our existing e-commerce sites together, making it easier for our customer to shop the full array of product selection that we have to offer from all of our brands.

This multi-channel approach has enabled us to grow our business by offering a shopping alternative to the full spectrum of our potential target group. Through acquisitions, new business formats and new product development, we believe we cater to all income demographics from the value-oriented consumer to the high-end luxury-oriented consumer. We offer our customers merchandise in all lifestyles from casual to business, young to mature, in all large sizes from XL and up.

Another critical part of the business operation is managing the number of sizes offered to our customers and optimizing our in-stock position throughout the season. Over the past two years, in an effort to improve our in-stock position of all sizes, we have systemically consolidated our complete inventory across all channels. This move not only improved efficiencies, but also customer service. Moreover, our planning and allocation methodologies, with respect to store assortment planning, help to optimize each location’s market potential without excessive inventory levels.

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

In addition, B&T Factory Direct will often feature special clearance opportunities of product obtained from Casual Male XL and Rochester Clothing, offering the B&T Factory Direct customer the ability to purchase branded product and fashion product for a specially reduced price.

During fiscal 2010, we mailed 12 editions of our B&T Factory Direct catalog with a circulation of approximately 2.5 million. Approximately 11% of our business is generated by B&T Factory Direct and our Casual Male XL outlet stores, which carry the B&T Factory Direct product. The demographic and socioeconomic characteristics of this market segment are value-oriented customers, which has significant growth potential for us. The B&T Factory Direct catalog and e-commerce business was started in 2007.

Casual Male

Our Casual Male business offers an extensive selection of quality sportswear, dress clothing and footwear for the big & tall customer at moderate prices. Our full-price Casual Male merchandise is sold through our 380 Casual Male XL retail stores, Casual Male XL catalogs and e-commerce site www.casualmaleXL.com.

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

We carry several private label lines in our Casual Male XL retail stores and direct businesses which perform very strongly and represent approximately 80% of our sales:

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

•

True Nation is our newest private line which we will be launching in Spring 2011. True Nation is a denim-inspired line consisting of vintage-screen t-shirts and wovens and is geared towards our younger customer. This line will be similar to other denim lines, such as Lucky and Abercrombie & Fitch.

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

Retail Operations

Casual Male XL retail stores.

At January 29, 2011, we operated 380 Casual Male XL full-price retail stores, located primarily in strip centers, power centers or stand-alone locations. These stores offer a broad selection of basic sportswear, other casual apparel, dress wear and accessories, as well as a full complement of our private label collections. The average Casual Male XL retail store is approximately 3,644 square feet and has approximately $166 in sales per square foot annually.

Casual Male XL outlet stores

At January 29, 2011, we operated 60 Casual Male XL outlet stores designed to offer a wide range of casual clothing for the big & tall customer at prices that are generally 20-25% lower than those offered at our full-price retail stores. Much of the merchandise in the outlet stores is offered with the purchasing interests of the value-oriented customer in mind. The merchandise assortments and brands carried in the outlet stores are consistent with the merchandise strategies carried in our direct business, B&T Factory Direct, which is discussed above. The average Casual Male XL outlet store is approximately 3,188 square feet and has approximately $193 in sales per square foot annually.

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

Our Casual Male XL website, www.casualmaleXL.com, and our “Casual Male XL” catalogs offer an assortment of merchandise similar to what is available in the stores, but also offer a broader selection of brands, styles and sizes. During fiscal 2010, we issued 13 editions of our Casual Male XL catalogs and circulated over five million catalogs. We also own the domain name www.bigandtall.com. This site acts as a portal to our Casual Male XL, Rochester Clothing, B&T Factory Direct, Living XL and Shoes XL websites in an effort to generate additional traffic.

Through our business relationship with Sears U.S. and Sears Canada, we offer selected Casual Male merchandise on their websites at www.Sears.com and www.Sears.ca. We also have a co-branded section in the Sears Canada catalog, in which we appeared in 3 editions during fiscal 2010. Through our business relationship with Bon-Ton Stores, we offer selected Casual Male merchandise on their website at www.bonton.com. See “Business Strategy” below for more discussion.

Rochester Business

An important element to our business is our high-end, luxury fashion apparel offered by Rochester Clothing. Approximately 14% of our business is done by Rochester Clothing, although there is a potential to expand this business as our Rochester brand is being introduced to a wider group of potential customers with the launch of our DXL store.

Merchandise

Our Rochester Clothing stores carry a broad selection of quality apparel, at higher price points, from well-known branded manufacturers such as Polo Ralph Lauren, Robert Graham, Calvin Klein, Michael Kors, Ermenegildo Zegna, Cutter and Buck, Tommy Bahama, and Paul & Shark. The Rochester customer is able to find a wide range of apparel from traditional and modern sportswear to suits and accessories. These stores cater to our customer, offering a personal shopper-type experience, with experienced staff that has a strong knowledge of the merchandise and services, such as custom made-to-measure suiting and on-site tailoring.

We have also been building a private label program specifically for our Rochester customers. In fiscal 2009, we modified and re-launched this program, introducing higher quality merchandise to complement our branded merchandise. We currently carry two private label lines: Rochester™ is targeted as a classic traditional line offering sportswear, loungewear and dress shirts and Society of One, a jeans wear brand catering to the needs of the fashion denim customer. We also offer a complete selection of suits and dress shirts under our Rochester Black Label private label. All of our proprietary private brands feature the highest quality fabrications, details and construction. These brands represented approximately 11% of Rochester’s sales for fiscal 2010. While we do not expect that private label will be as big of a contributor as it is in our Causal Male business, we do believe these lines have found a market with our customers.

Our Rochester business, because of its high price-points, was affected the most by the economic recession. During fiscal 2010, we saw improvements in this business as our higher-end customers started returning. We strongly believe that the Rochester brand is an integral part of our overall objective of providing a shopping alternative to the full spectrum of our target customers, from the value-oriented customer to the high-end Rochester customer. The initiatives that we took in fiscal 2009 to help mitigate the effect of the economy, such as adding a selection of more moderately priced well-known branded apparel lines and improving the quality of our private label lines, had a positive impact on sales over the past 24 months.

Retail Operations

Rochester Clothing stores

At January 29, 2011, we operated 16 Rochester Clothing stores, located in major cities throughout the United States and one store in London, England. The Rochester Clothing stores provide the customer with high-end merchandise from well-recognized brands. The average Rochester Clothing store is approximately 8,314 square feet and has approximately $258 in sales per square foot annually.

Rochester Clothing direct businesses

Because we currently have only 16 Rochester Clothing retail locations, which may not be accessible for many of our Rochester customers, our direct businesses are a significant portion of our overall Rochester business. Our “Rochester Big & Tall” catalog and www.rochesterclothing.com website offer an assortment of clothing that is similar to what can be found in our Rochester retail stores, with a broader selection in most cases. During fiscal 2010, we issued 13 editions of the Rochester Big & Tall catalog with a circulation of 2.4 million.

Destination XL Stores (“DXL”)

Bringing all of brands together in one format has been an important initiative for us. Our target customer group is a very diverse group, and we have previously catered to them in individual groups through our various channels and brands, such as B&T Factory Direct for our value-oriented customers, Casual Male XL for our moderate-price customer and Rochester Clothing for our high-end customers. Through our new DXL store concept we have merged all of our brands under one roof, making it easier for our customers to find the merchandise they are looking for without having to shop several stores, while at the same time, introducing them to our expanded selection of merchandise. The expected size of the DXL stores may vary between 6,000 to 12,000 square feet to not only balance the potential store economics in each respective market, but also to optimally address the needs of each market with the appropriate mix of merchandise assortment selections from B&T Factory Direct, Casual Male XL and Rochester Clothing.

During fiscal 2010, we opened four stores located in Schaumburg, Illinois, Memphis, Tennessee, Las Vegas, Nevada and Houston, Texas. These four stores are supercenters, averaging 11,000 square feet, offering a full assortment from all of our core brands, including Casual Male XL, Rochester Clothing and B&T Factory Direct, as well as expanded assortments of Shoes XL. All of our brands, across all channels, are represented in our new store utilizing a good, better, best pricing structure. Our stores are organized in neighborhoods, with each neighborhood representing a lifestyle, such as Club, for traditional clothing and suits, Studio, for young mens, and Essentials, for our core basics. This new store concept is the first of its kind in the big & tall market.

By opening a DXL store we are able to serve a market area more efficiently, resulting in higher operating margins and potentially resulting in greater sales volumes. We hope to be able to increase market share in each market by either (a) gaining a larger share of our existing customers’ annual expenditures on apparel, or (b) increasing our market penetration with our customers whose waist size is between 42” and 46”, or both. Accordingly, the expectation is enhanced returns on capital and operating income from each market compared to our existing locations.

Customer reaction to the new store format, which has almost triple the product assortments of an average Casual Male store, has been positive, and our transaction levels have increased significantly. For fiscal 2010, collectively, the four DXL stores met our expectations, with sales increases of over 20% when compared to the prior year’s predecessor stores for each market area. Based on these strong results, we will be opening an additional 10 to 14 stores during fiscal 2011. If we continue to have success with the DXL stores in fiscal 2011, the long-range plan currently envisions 75-100 DXL store locations by fiscal 2015.

To complete this initiative, during the second quarter of fiscal 2011 we will be launching our Destination XL website. Similar to our new store concept, our e-commerce site will bring all of our brands together, enabling our customers the ability to shop by lifestyle or brand or group of clothing. They will be able to shop across various brands with the convenience of one shopping cart.

Our Other Direct Businesses

Shoes XL

Our website www.shoesXL.com carries a complete line of men’s footwear in extended sizes. This website offers our customers a full range of footwear in hard-to-find sizes. Our plan is to significantly increase our sales penetration in the shoe product category to levels which are more in line with men’s apparel spending for shoes. The assortment on Shoes XL is a reflection of our apparel, with a broad assortment from moderate to luxury and from casual to formal. Shoes XL currently has a selection of more than 500 styles of shoes, ranging in sizes from 10M to 18M and widths up to 5E. We carry a number of designer brands including Cole Haan, Allen Edmonds, Timberland, Calvin Klein, Lacoste and Bruno Magli. Shoes XL is also supported with a catalog. In fiscal 2010, we mailed 5 editions with a circulation of over 600,000.

In addition, we have added the expanded shoe assortments within our existing Casual Male XL and Rochester Clothing catalogs, including on our websites, www.casualmaleXL.com, www.btdirect.com and www.rochesterclothing.com, as well as featuring the entire shoe product assortments on www.shoesXL.com.

Living XL

Our Living XL business, which includes our website www.livingxl.com and our Living XL catalogs, specializes in the selling of select high-quality products which help larger people maintain a more comfortable lifestyle. The types of products sold on our website and in our catalogs benefit both men and women and include chairs, outdoor accessories, travel accessories, bed and bath and fitness equipment. During fiscal 2010, we mailed 8 editions of our Living XL catalog with a circulation of 1.5 million.

International Web Stores

We operate online stores for both our Casual Male XL and Rochester Clothing brands in nine European countries: U.K., Germany, France, Italy, Spain, Finland, Sweden, Denmark and the Netherlands. We engage GSI Commerce, Inc. (“GSI”), a leading provider of e-commerce solutions, for the design, development and operations of the 9 online stores. GSI provides the Web store design, order processing, fulfillment and customer call center services for each of the Web stores. Each online store is tailored to the specific European country in which it operates and includes country-specific components, such as online payment processing, content translation and customer service.

BUSINESS STRATEGY

While the recovery of the economic recession is slow, especially as it relates to consumer spending, we are encouraged by the results that we saw during fiscal 2010. Our objective over the next five years is to improve our revenues by 30-40% and more than double current operating margins. A critical component of these revenue and profitability growth objectives is to continue to expand the DXL concept both in stores and direct.

A key component to our business strategy is to continue improving sales productivity. We have invested in our associates and changed our culture to a more customer-centric environment focused on helping our customer identify and select their wardrobe needs. We are seeing results of these efforts through our store metrics. Even though overall traffic to the stores is down, our average dollar per transaction and conversion rate of our customers are increasing. We are continually making changes to our merchandise to meet our customers’ needs, varying merchandise selection by market, increasing size offerings, maintaining in-stock position on core product and offering a balanced mix of private label merchandise as well as branded apparel.

We also plan to increase our exposure through new channels, by offering our apparel in a “store within a department store” environment. During the spring of 2011, we will be working with Bon-Ton to open 15 in-store shops, each approximately 1,000 square feet. The in-store shop, which will do business under the name DXL Annex, will carry a varied selection of merchandise that is available at our DXL stores. In addition, our merchandise is currently highlighted on the Bon-Ton website in a similar “big & tall shop” environment under the name DXL Annex, where an even wider selection of our merchandise is available. We will continue to look to new channels in our effort to increase market awareness of our brands.

With our strong gross margins and controlled SG&A cost structure, these sales initiatives will enable us to achieve our overall objective of increasing our operating margins.

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

Our merchandising data warehouse provides the merchandising team with standardized reporting for monitoring assortment performance by product category and by store, identifying in-stock positions by size and generally monitoring overall inventory levels relative to selling. At season end, we analyze the overall performance of product category, overall assortments and specific styles by store to focus on the opportunities and challenges for the next season’s planning cycle.

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

Utilizing a set of specific universal reporting tools, we are able to fulfill the daily, weekly and monthly roles and responsibilities of the merchandise planning and allocation team. These reporting tools provide focused and actionable views of the business to optimize the overall assortment by category and by store. We believe that by having all members of the merchandise planning and allocation team follow a standardize set of processes with the use of standardize reporting tools, our inventory performance will be optimized.

STORE OPERATIONS

We believe that our store associates are the key to creating the highest quality experience for our customers. In fiscal 2008, we began a three-year program to change the culture of our stores from essentially an operationally-driven organization to a sales-driven, customer-centric organization. Our overall goal is to help our associates become less task oriented and more focused on serving the customer. We want our associates to help our customers meet their apparel needs by building their wardrobes, not just selling our customers an item. In order to do this, we have invested in educating our associates. Our training approach not only provides product knowledge but also behavioral training; we are teaching our associates how to interact and strengthen the relationship with each customer. A key component to the success of this program is having the right caliber of store associates. In order to accomplish this in a timely manner, in fiscal 2009, we hired a national workforce solution company to assist with this process for all store associates. Due to the success of this program, in fiscal 2010, we have expanded the use of this workforce solution company to also include the outsourcing for District Managers.

We are also able to gauge the effectiveness of this training by measuring sales productivity at each level of the field organization, including individual sales associates. We believe that these education programs, together with monitoring sales metrics to help identify opportunities for further training, will add to our brand loyalty with our customers, while also improving sales productivity.

Our field organization is overseen by our Senior Vice President of Store Sales and Operations and is comprised of approximately 31 District Managers who provide management development and guidance to individual store managers. Our organization is divided among four geographical regions, each region consisting of 7 to 8 District Managers depending on the number of stores and the distance between them. Each District Manager is responsible for hiring and developing store managers at the stores assigned to that District Manager’s area and for the overall operations and profitability of those stores. District Managers report to one of our four Regional Vice Presidents, each of whom reports directly to our Senior Vice President of Store Sales and Operations. The Regional Vice President and Senior Vice President of Store Sales and Operations coordinate all sales and operations initiatives and activities, along with the support of the Vice President of Store Operations, the Director of Training and the Director of Store Support and Communications.

Each Casual Male XL, Rochester and DXL store is staffed with a store manager, assistants and associates. The store manager is responsible for achieving certain sales and operational targets. Casual Male XL managers are entitled to receive bonuses based on achieving those targets. Rochester and DXL stores have an incentive-based compensation plan for managers and selling staff. One way we are encouraging our focus on sales productivity and customer-centricity is by blending commission-based pay into our current pay structure beginning in the first quarter of fiscal 2011.

MARKETING AND ADVERTISING

Our marketing department creates and implements a wide variety of national, regional and local advertising, direct marketing and sales promotion programs. These direct mail and e-mail programs are designed to increase sales and customer awareness of all of our business channels, which include Casual Male XL, Rochester Clothing, B&T Factory Direct, Destination XL, Living XL and Shoes XL. The primary component to our marketing budget is our direct mail campaigns to our customer databases. With the majority of sales captured in our customer database, we maintain the largest customer database of purchasers of big & tall clothing. Our direct mail and e-mail programs allow continuous communication with our customers both for promotional events as well as relationship programs such as the birthday club and new customer loyalty programs. In addition, local store marketing activities occur on a regular basis and include store opening events and in-store promotion programs.

Advertising and marketing costs for all channels of our businesses represent approximately 4.8% of our total revenue for fiscal 2010, or approximately $19.0 million. This includes creating and distributing catalogs, retail direct mail pieces and in-store signage for our Casual Male XL business, Rochester business and Destination XL stores, as well as our e-commerce businesses, including B&T Factory Direct, Living XL and Shoes XL, with active internet marketing programs.

In addition, we have a very active e-mail campaign updating all of our customers about the latest fashions, wardrobe ideas, promotional discounts and clearance specials.

We manage a customer loyalty program for our Casual Male XL customers. At of the end of fiscal 2010, approximately 95% of our Casual Male active retail customers were enrolled in this program and 80% of all of our active Casual Male customers, both direct and retail, were enrolled. Under the program, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds. Rewards earned are valid through the stated expiration date, which is approximately three months from the mailing date and can be redeemed for a discount on a future purchase of merchandise from us. Rewards not redeemed during the three-month redemption period are forfeited. Points accumulate on a calendar year and reset with the beginning of a new year.

Our loyalty program, Prestige XL, is a rewards program for our top highest-spending customers. This group of individuals spends on average over $1,000 per year. The objective of this program is to recognize these customers and continue to build brand loyalty with them, which closely aligns with our overall store operation objective of building strong customer service. Our store associates are able to identify our Prestige XL customer and cater to his shopping needs. The customer receives specialized benefits including double points, preferred sales, special e-commerce offers and catalog shout-outs. Only a select few are invited to join the Prestige XL program and enrollment is only for one year. Each year we will award our past year’s highest spending customers a Prestige XL loyalty card.

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

For fiscal 2011, we have slightly increased our marketing budget by approximately $0.7 million to approximately $19.9 million, primarily to support the marketing efforts related to opening 10 to 14 additional DXL stores. While our overall focus and marketing objectives remain relatively consistent with the past year, we are continuing to work on consolidating our advertising campaigns where possible and narrowing the focus on our existing loyal customer base, through our direct mail and email programs. Beginning in fiscal 2009, we began tailoring our circulation towards our more active customers and reducing the number of circulations to our less productive customers. By focusing on this more active group of customers, we continue to improve our productivity while minimizing our costs.

In addition, we expect that mass-media advertising and prospecting of new customers will be a minimal part of our marketing strategy, but an important component of bringing market awareness to local markets where we plan to open new DXL stores.

GLOBAL SOURCING

We manage a growing direct sourcing program for our private label merchandise, including some of our Living XL products. Over 70% of our Casual Male merchandise is from our private label product lines. All channels within Casual Male and, on a smaller scale, Rochester, have benefited from our direct sourcing initiatives resulting in increased markups as compared to our brand-name product lines.

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

We require each vendor and factory to adhere to our Code of Conduct, which is designed to ensure that the operations of each of our business associates are conducted in a legal, ethical and responsible manner. Our Code of Conduct requires that each of our business associates operates in compliance with the applicable wage, benefit and working hours and other laws of the respective countries in which we do business and forbids the use of practices such as child labor or forced labor. We oversee and manage our compliance program internally. We contract with a third-party compliance audit firm to make periodic visits to the factories that produce our merchandise to monitor compliance, including prequalification for new suppliers. All of our agents have their own compliance programs which supplement our program.

In an effort to minimize foreign currency risk, all payments to our direct sourced vendors and buying agents are made in U.S. dollars through the use of letters of credit or payment on account. In fiscal 2010, approximately 30% of our merchandise product flow was directly sourced by our Global Sourcing group. The growth and effectiveness of our global direct sourcing program is a key component to our continued merchandise margin improvement.

DISTRIBUTION

All of our distribution operations, with the exception of our international web stores, are centralized in our headquarters and distribution center located in Canton, Massachusetts. See discussion above under “Our Other Direct Businesses” regarding our international web stores.

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

Since 2003, we have utilized United Parcel Services (“UPS”) for all our store shipments as well as all domestic customer deliveries. This association with UPS has improved our distribution capabilities while also reducing our shipping costs by utilizing zone skipping. By utilizing UPS, we are able to track all deliveries from the warehouse to our individual stores, including the status of in-transit shipments. In addition, we are able to provide our Direct-to-Consumer customers with Authorized Return Service and Web labels, making returns more convenient for them. Our current contract with UPS is through January 2013.

We utilize the Manhattan Associates’ PKMS warehousing application for our distribution center systems, which has significantly streamlined our distribution processes, enhanced our in-transit times, and significantly reduced our distribution costs. In 2010, automated packing was added for single piece orders for Direct-to-Consumer improving productivity and lowering packing costs while our space utilization in our distribution center was enhanced with improved reserve racking. Efficiencies were improved in various departments through the implementation of engineered productivity standards. In-bound calls and order fulfillment for our direct businesses are also currently handled at our Canton facility.

MANAGEMENT INFORMATION SYSTEMS

Since we acquired Casual Male in fiscal 2002, the infrastructure of our management information systems has consistently been a priority to us. The investments that we have made in this regard have substantially improved our overall efficiency and most importantly have enabled us to better manage our inventory.

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

Prior to fiscal 2009, our direct businesses and retail businesses maintained separate inventory systems. In fiscal 2009, we integrated these systems so that our inventory is now shared among all channels of our business.

This has provided numerous benefits to us including eliminating the redundancy of inventory items that previously existed as a result of managing two systems and, from an operational perspective, it simplified the ordering process considerably.

During fiscal 2010, we integrated our primary merchandise management system with our product lifecycle management system, giving our merchants and sourcing department full visibility and automation from purchase order to received shipments, which is increasingly more important as our private label program continues to grow. We also merged our Casual Male and Rochester system platforms to deliver greater efficiencies and open our full product assortment to all of our business formats.

As previously discussed, one of our primary projects for fiscal 2011, is the launch during the second quarter of our new Destination XL website which will include the latest in best practices, features and functions. Following that launch, we expect to convert all of our existing websites to the new platform. The completion of this project will allow our customers with the ability to shop across all of our brands and concepts without having to visit our multiple sites. In addition, we will be adding enhanced advanced search programs allowing more complex faceted searches. Our primary short-term goal is to maintain and strengthen our relationship with our customer; when they visit our direct businesses on-line, we want to ensure that the experience is effortless and that they find what they are seeking.

COMPETITION

Our business faces competition from a variety of sources, including department stores, mass merchandisers, other specialty stores and discount and off-price retailers, as well as other retailers that sell big & tall merchandise. While we have successfully competed on the basis of merchandise selection, favorable pricing, customer service and desirable store locations, there can be no assurances that other retailers will not adopt purchasing and marketing concepts similar to ours. Discount retailers with significant buying power, such as Wal-Mart, J.C. Penney and Kohl’s, represent a source of competition for us. In addition, certain discount retailers and other specialty stores have recently announced their intentions to expand their big & tall offerings, including in some cases, plans to test specialty big & tall stores.

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

The catalog business has several competitors, including the King Size Catalog (which is owned by Redcats USA, a wholly-owned subsidiary of Pinault-Printemps-Redoute, SA of France).

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

TRADEMARKS/TRADEMARK LICENSE AGREEMENTS

We own several service marks and trademarks relating to our businesses, including, among others, “Casual Male®”, “Casual Male XL®”, “B&T Factory Direct™”, “Rochester Big & Tall®”, “Harbor Bay®”, “Oak Hill Established 1972®”, “Oak Hill®”, “Flex-Zone®”, “Comfort Zone®”, “Synrgy™”, “Society of One®”, “True Nation™”, “Castagne®”, “Destination XL™” and “DXL®”. We also hold a U.S. patent for an extendable collar system, which is marketed as “Neck-Relaxer®” and a U.S. copyright for a no iron hang tag.

EMPLOYEES

As of January 29, 2011, we employed approximately 2,464 associates, of whom 1,576 were full-time personnel. We hire additional temporary employees during the peak Fall and Holiday seasons. None of our employees is represented by any collective bargaining agreement.

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

Risks Related to Our Company and Our Industry

The re-occurrence of any disruption to the capital and credit markets could adversely affect our results of operations, cash flows and financial condition, or those of our customers and vendors.

The re-occurrence of any disruption to the capital and credit markets could adversely impact our results of operations, cash flows and financial condition, or those of our customers and vendors. Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity. Such disruptions may also adversely impact the capital needs of our customers and vendors, which, in turn, could adversely affect our results of operations, cash flows and financial condition.

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

We do not own or operate any manufacturing facilities and are therefore entirely dependent on third parties for the manufacture of the merchandise we sell. Without adequate supplies of merchandise to sell to our customers in the merchandise styles and fashions demanded by our particular customer base, sales would decrease materially and our business would suffer. We are dependent on their ability to fulfill our merchandise orders and meet our delivery terms. Furthermore, over approximately 70% of our merchandise is manufactured specifically for Casual Male and our customers. In the event that manufacturers are unable or unwilling to ship products to us in a timely manner or continue to manufacture products for us, we would have to rely on other current manufacturing sources or identify and qualify new manufacturers. We might not be able to identify or qualify such manufacturers for existing or new products in a timely manner and such manufacturers might not allocate sufficient capacity to us in order to meet our requirements. Our inability to secure adequate and timely supplies of private label merchandise would negatively impact proper inventory levels, sales and gross margin rates, and ultimately our results of operations.

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

Fluctuations in the price, availability and quality of raw materials and finished goods could increase costs.

Fluctuations in the price, availability and quality of fabrics or other raw materials used in the manufacturing of our merchandise could have a material adverse effect on our gross margin or on our ability to meet our customers’ demands. The prices for fabrics depend on demand and market prices for the raw materials used to produce them, with the price of cotton currently having a significant impact. To the extent that we cannot offset these cost increases with other cost reductions or efficiencies, such higher costs will need to be passed on to our customers. Such increased costs could lead to reduced customer demand, which could have a material adverse effect on our results of operations and cash flow.

Recently, the rising cost of cotton has had a direct impact on the cost of raw materials resulting in higher costs. To the extent that the cost of our branded apparel increases, we expect that the majority of this cost will be passed onto the customer. With respect to our private label merchandise, we continue to work with our factories to help mitigate the cost, but to the extent that these costs cannot be absorbed, our retail prices may increase.

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

A large part of our growth has resulted from our acquisition of the Casual Male business in May 2002 and our acquisition of Rochester Clothing in October 2004 and the increased sales volume and profitability provided by these acquisitions. We believe that our current level of stores is sufficient to sustain our business and we are not dependent on adding new stores to increase our sales volume and profitability. However, for us to be successful in the future and maintain growth, we must be able to continue increasing our market share within the big & tall industry. Our growth is dependent on us being successful in attracting new target customers into our stores, catalogs and e-commerce sites. We cannot assure you that our strategic plans, including those relating to our DXL concept, will be successful in attracting customers and growing our market share.

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

The market price of our common stock has fluctuated in the past and may increase or decrease rapidly in the future depending on news announcements and changes in general market conditions. Since January 1, 2003, the closing price of our common stock has ranged from a low of $0.26 per share (March 3, 2009) to a high of $14.95 per share (October 26, 2006). The following factors, among others, may cause significant fluctuations in our stock price:

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

In addition, our certificate of incorporation, as amended, contains provisions that restrict any person or entity from attempting to transfer our stock, without prior permission from the Board of Directors, to the extent that such transfer would (i) create or result in an individual or entity becoming a five-percent shareholder of our stock, or (ii) increase the stock ownership percentage of any existing five-percent shareholder. These provisions provide that any transfer that violates such provisions shall be null and void and would require the purported transferee to, upon demand by us, transfer the shares that exceed the five percent limit to an agent designated by us for the purpose of conducting a sale of such excess shares. These provisions would make the acquisition of our Company more expensive to the acquirer and could significantly delay, discourage, or prevent third parties from acquiring our Company without the approval of our Board of Directors.

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

As of January 29, 2011, we operated 380 Casual Male XL retail stores, 60 Casual Male XL outlet stores, 4 Destination XL stores and 16 Rochester Clothing stores. All of these stores are leased by us directly from owners of several different types of centers, including life-style centers, shopping centers, free standing buildings, outlet centers and downtown locations. The store leases are generally five years in length and contain renewal options extending their terms to between 5 and 10 years. Following this discussion is a listing by state of all store locations open at January 29, 2011.

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

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Capital Expenditures.”

Store count by State at January 29, 2011

United States
Alabama	4
Arizona	10
Arkansas	2
California	57
Colorado	5
Connecticut	10
Delaware	3
District of Columbia	1
Florida	26
Georgia	10
Idaho	1
Illinois	22
Indiana	12
Iowa	4
Kansas	3
Kentucky	5
Louisiana	5
Maine	2
Maryland	13
Massachusetts	12
Michigan	17
Minnesota	7
Mississippi	2
Missouri	10
Montana	1
Nebraska	3
Nevada	7
New Hampshire	3
New Jersey	19
New Mexico	2
New York	32
North Carolina	11
North Dakota	1
Ohio	17
Oklahoma	3
Oregon	5
Pennsylvania	27
Rhode Island	1
South Carolina	5
South Dakota	1
Tennessee	6
Texas	38
Utah	3
Vermont	1
Virginia	13
Washington	8
West Virginia	1
Wisconsin	8

International
London, England	1

Item 3. Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe that the resolution of these matters will not have an adverse impact on our operations or financial position.

Item 4. Reserved

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed for trading on the NASDAQ Global Select Market under the symbol “CMRG.”

The following table sets forth, for the periods indicated, the high and low per share sales prices for the common stock, as reported on Nasdaq.

Fiscal Year Ended January 29, 2011	High	Low
First Quarter	$4.49	$2.85
Second Quarter	4.29	2.88
Third Quarter	5.10	2.67
Fourth Quarter	5.52	4.13

Fiscal Year Ended January 30, 2010	High	Low
First Quarter	$1.47	$0.26
Second Quarter	2.60	1.15
Third Quarter	3.78	2.00
Fourth Quarter	3.26	2.08

As of March 10, 2011, based upon data provided by independent shareholder communication services and the transfer agent for our common stock, there were approximately 206 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agent, but does include each such broker or clearing agency as one record holder.

We have not paid and do not anticipate paying cash dividends on our common stock. In addition, financial covenants in our loan agreement may restrict dividend payments. For a description of these financial covenants see Note C to the Notes to the Consolidated Financial Statements.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following Performance Graph compares our cumulative stockholder return with that of a broad market index (Standard & Poor’s 500) and one published industry index (Standard & Poor’s 500—Composite Retail Index) for each of the most recent five years ended January 31. The cumulative stockholder return for shares of our common stock (“CMRG”) and each of the indices is calculated assuming that $100 was invested on January 31, 2006. We paid no cash dividends during the periods shown. The performance of the indices is shown on a total return (dividends reinvested) basis. The graph lines merely connect January 31 of each year and do not reflect fluctuations between those dates. In addition there is a chart of the annual percentage return of our common stock, the S&P 500 and the S&P 500 Composite Retail.

In prior years, we used the S&P Industrials Index as our broad market index; however, that index is no longer available. Accordingly, this year we used the S&P 500 to replace the S&P Industrials as our broad market index. Because the S&P Industrials is no longer available, we cannot provide a concurrent comparison to that index.

Annual Return Percentage

	Years Ending
Company/Index	Jan 07	Jan 08	Jan 09	Jan 10	Jan 11
CMRG	74.55	(60.10)	(92.37)	636.84	47.86
S&P 500	12.83	(3.66)	(40.81)	30.03	18.85
COMPOSITE RETAIL- 500	13.97	(19.24)	(39.03)	53.65	25.46

Indexed Returns

	Base Period
Company/Index	Jan 06	Jan 07	Jan 08	Jan 09	Jan 10	Jan 11
CMRG	100	174.55	69.65	5.31	39.16	39.16
S&P 500	100	112.83	108.70	64.33	83.65	99.43
COMPOSITE RETAIL - 500	100	113.97	92.05	56.12	86.22	108.18

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

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data of our Company as of and for each of the years in the five-year period ended January 29, 2011 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our accompanying Consolidated Financial Statements and Notes thereto.

Our selected consolidated financial data for the years ended January 29, 2011, January 30, 2010 and January 31, 2009 and as of January 29, 2011 and January 30, 2010 have been derived from our accompanying Consolidated Financial Statements which were audited by Ernst & Young LLP, an independent registered public accounting firm. Our selected consolidated financial data for the years ended February 2, 2008 and February 3, 2007, and as of January 31, 2009, February 2, 2008 and February 3, 2007, have been derived from our Consolidated Financial Statements not included herein, which were audited by Ernst & Young LLP.

For a discussion of certain factors that materially affect the comparability of the selected consolidated financial data or cause the data reflected herein not to be indicative of our future results of operations or financial condition, see Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Years Ended (1)
	January 29, 2011 (Fiscal 2010)	January 30, 2010 (Fiscal 2009)	January 31, 2009 (Fiscal 2008)	February 2, 2008 (Fiscal 2007)	February 3, 2007 (Fiscal 2006)
	(In millions, except per share and operating data)
INCOME STATEMENT DATA:
Sales	$393.6	$395.2	$444.2	$464.1	$465.4
Gross profit, net of occupancy costs	$180.4	$174.6	$189.6	$206.0 (5)	$211.6
Selling, general and administrative expenses	150.9	151.0	178.1	178.1	168.8
Depreciation and amortization	13.2	15.5	17.1	17.4	15.0
Provision for impairment of assets, including goodwill	—	—	$71.4 (2)	—	—
Operating income (loss)	$16.3	$8.1	$(77.0)	$10.5	$26.6
Provision (benefit) for income taxes	$0.7 (3)	$1.5	$28.9 (4)	$2.8	$(21.1	)(6)
Income (loss) from continuing operations	$15.4	$6.1	$(108.4)	$3.9	$43.3
Net income (loss)	$15.4	$6.1	$(109.3)	$0.4	$42.6
Income (loss) from continuing operations per share—diluted	$0.32	$0.14	$(2.62)	$0.09	$0.99
Net income (loss) per share—diluted	$0.32	$0.14	$(2.64)	$0.01	$0.98

BALANCE SHEET DATA:
Working capital	$63.3	$45.6	$20.0	$41.0	$66.8
Inventories	92.9	90.0	98.6	117.8	114.5
Property and equipment, net	39.1	41.9	52.2	62.2	59.1
Total assets	182.6	181.0	201.2	325.4	320.4
Long term debt	—	2.7	7.6	12.5	—
Stockholders’ equity	111.3	93.2	71.8	181.9	218.0
Cash flow provided by operating activities	$19.0	$30.8	$23.2	$11.7	$12.1
Comprised of:
Cash provided by operations before change in operating assets and liabilities	$30.1	$21.5	$11.3	$24.0	$34.8
Change in operating assets and liabilities	(11.1)	9.3	11.9	(12.3)	(22.7)

Cash flow provided by operating activities	19.0	30.8	23.2	11.7	12.1
Less: capital expenditures	(9.0)	(4.6)	(12.6)	(21.4)	(22.7)
Less: acquisitions (7)	—	—	(3.0)	—	(3.0)

Free cash flow (7)	$10.0	$26.2	$7.6	$(9.7)	$(13.6)

OPERATING DATA:
Comparable sales percentage	1.5%	(10.8)%	(4.3)%	2.0%	9.0%
Gross profit margins	45.8%	44.2%	42.7%	44.4%	45.5%
Operating margins	4.1%	2.0%	(17.3)%	2.3%	5.7%
Net sales per square foot	$176	$174	$193	$208	$211
Number of stores open at fiscal year end	460	479	494	488	508

(1)	Our fiscal year is a 52 or 53 week period ending on the Saturday closest to January 31. The fiscal year ending February 3, 2007 included 53 weeks.
(2)	During the fourth quarter of fiscal 2008, we recorded a full non-cash impairment charge related to our goodwill for $63.1 million and a partial impairment of our Rochester trademark of $2.5 million. These impairments were due to the downturn in the economy and the deterioration in the capital markets which had a direct impact on our business during fiscal 2008 and resulted in a significant decrease in the fair value of our Company at the end of the fourth quarter of fiscal 2008. In addition, we also recorded a non-cash charge of $5.8 million for the impairment of fixed assets.
(3)	During the third quarter of fiscal 2010, we recognized a tax benefit of $0.8 million, or $0.02 per diluted share, as a result of the reduction in our liability for uncertain tax positions, due to the expiration of certain statutes of limitation.
(4)	During the fourth quarter of fiscal 2008, we recorded a non-cash charge of $28.6 million to establish a full valuation allowance against our deferred tax assets. As a result of the operating losses incurred in fiscal 2008 and the overall condition of the economy, the realizability of our deferred tax assets could not be assured. For a discussion of the valuation allowance, see Note D to the Notes to the Consolidated Financial Statements.
(5)	During the fourth quarter of fiscal 2007, we recorded a charge to gross margin of approximately $6.1 million, or $0.08 per diluted share, for the write-down of inventory for both our Casual Male and Rochester businesses.
(6)	In the fourth quarter of fiscal 2006, we reversed $31.0 million of our deferred tax valuation allowance of which $30.5 million was recognized as an income tax benefit and $0.5 million was recorded as an adjustment to additional paid-in capital. The income tax benefit of $30.5 million was partially offset by $8.9 million in tax provisions.
(7)	Free cash flow is considered a non-GAAP financial measure under SEC regulations. We present this measure as supplemental information to help investors better understand trends in our business results over time. We use free cash flow to evaluate the performance of our business. Free cash flow is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance or liquidity. Moreover, the free cash flow definition we use may not be comparable to similarly titled measurer used by other companies. We calculate free cash flows as cash flow from operating activities, less capital expenditures and discretionary store asset acquisitions. In the second quarter of fiscal 2009, we changed our method of calculating free cash flow to include, as a deduction, the use of cash for the acquisition of Dahle Big & Tall stores in fiscal 2008 and the acquisition of Jared M. in fiscal 2006. Accordingly, free cash flow for fiscal 2008 and fiscal 2006, which were previously defined as cash flow from operating activities less capital expenditures, were restated to include the cash used for the Dahle acquisition of $3.0 million and the Jared M. acquisition of $3.0 million, respectively.

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

EXECUTIVE OVERVIEW

2010 Financial Summary

We exceeded our original expectations for earnings in fiscal 2010, despite the slow economic recovery. With an essentially flat sales base in fiscal 2010, we were able to double our operating income from $8.0 million in fiscal 2009 to $16.2 million for fiscal 2010, resulting in diluted earnings per share of $0.32 per share as compared to $0.14 per share in fiscal 2009.

While traffic and consumer spending are slow to recover, we have seen our business strengthen each quarter across all of our brands. For fiscal 2010, we generated a positive comparable sales increase of 1.5% compared to comparable sales decreases of -10.8% and -4.3% for fiscal 2009 and fiscal 2008, respectively. Moreover, we continue to produce strong gross margins with a rate increase of 316 basis points over the past two years, in spite of a decrease in total sales of 11.4% from fiscal 2008 to fiscal 2010. Our selling, general and administrative (SG&A) expenses for fiscal 2010 remained flat to the prior year, as we continued to manage our cost structure effectively.

Of equal significance is the strength of our financial position at the end of fiscal 2010. For the first time in more than ten years, we are debt-free and have cash on-hand. In addition, as discussed below under “Liquidity and Capital Resources”, during the fourth quarter of fiscal 2010, we entered into an amended and restated credit facility which will not expire until November 2014. With no outstanding borrowings at January 29, 2011, we had full availability under this credit facility of $63.0 million. In addition, we continue to aggressively manage our inventory, which has been a key component to optimizing our merchandise margins, enabling us to avoid excessive promotional and clearance activity.

Our cash flow from operating activities was $19.0 million for fiscal 2010 as compared to $30.8 million in fiscal 2009. Our resulting free cash flow (as defined below under “Presentation of Non-GAAP Measures”) for fiscal 2010 was $10.0 million as compared to $26.2 million for fiscal 2009. The primary reason for the decrease in free cash flow of $16.2 million was due to the timing of cash flow from operating assets and liabilities, resulting in a swing of $20.4 million, and an increase in capital expenditure of $4.4 million. These decreases were partially offset by an increase in cash flow from operations before changes in operating assets and liabilities of $8.6 million. These changes primarily relate to changes in working capital; specifically, an increase in inventory and, with excess cash available, a reduction in accounts payable. Our working capital has more than tripled since fiscal 2008 to $63.3 million at the end of fiscal 2010 primarily as a result of reduction in current liabilities.

Destination XL

During fiscal 2010, we opened our first four Destination XL™ (also called DXL™) stores located in the following markets: Schaumburg, IL; Memphis, TN; Houston, TX; and Las Vegas, NV.

For fiscal 2010, the four DXL stores collectively have met our expectations with sales increases of over 20%, when compared to the prior year’s predecessor stores from each of the respective DXL store market areas. Once a DXL store has fully matured, which we estimate to be 36 months, EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) margins are expected to be approximately 30%. Based on the strong performance of these four stores thus far, we anticipate opening an additional 10-14 new DXL stores in fiscal 2011. Depending on the real estate and market demographics for each of these store locations, we expect the size of each store to vary between 6,000 to 12,000 square feet, to accommodate each market.

During the second quarter of fiscal 2011, we will be launching the DXL website, which will combine all of our existing e-commerce sites into one enhanced website, with state-of-the-art features and best practices. This will enable our customers to shop across all of our brands and product extensions with ease and will bring all of our customers under one concept. Their classification as a “Rochester” customer or a “Casual Male” customer will no longer limit their ability to access our full product assortment.

Fiscal 2011 Outlook

We expect to continue to improve upon our performance during fiscal 2011, with earnings for fiscal 2011 to be between $0.40 to $0.45 per diluted share. On a quarterly basis, we expect to see slight earnings improvements in each of the first three quarters, with the majority of the earnings growth occurring in the second half of fiscal 2011. This is based on an increase in sales of approximately 3%-4% resulting in total sales of $405.0-$410.0 million. Our gross margin rate is expected to improve an additional 75 to 125 basis points. This increase is expected to be driven primarily by our expectation that occupancy costs, on a dollar basis, will remain relatively flat to fiscal 2010. We are reinstating our employer match for our 401K Plans and are also planning on modest salary increases for our employees, resulting in an expected increase in SG&A of approximately 3% to $156.0 million. The modest salary increases are the first increases since the economic difficulties began in fiscal 2008.

From a liquidity perspective, we expect to cash flow from operating activities of $34.0 million, resulting in free cash flow (as defined below under “Presentation of Non-GAAP Measures”) of approximately $16.0 million. We expect our cash balances to increase to $20.0-$25.0 million by the end of fiscal 2011. Our capital expenditures for fiscal 2011 will be approximately $18.0 million. These expenditures will primarily be spent on investing in the infrastructure of our direct channel, in connection with the launch of our new DXL website in the first half of fiscal 2011, and capital incurred with our planned opening of 10 to 14 new DXL stores. As we open new DXL stores, we will be closing existing stores in the area. For fiscal 2011, we currently expect to close 15 to 20 existing stores.

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

We calculate free cash flows as cash flow provided by operating activities less capital expenditures and discretionary store asset acquisitions, if applicable:

	Fiscal 2010	Fiscal 2009	Projected Cash Flow Fiscal 2011
	(in millions)
Cash flow provided by operating activities	$19.0	$30.8	$34.0

Comprised of:
Cash flow provided by operations before changes in operating assets and liabilities	$30.1	21.5	—
Change in operating assets and liabilities	(11.1)	9.3	—

Cash flow provided by operating activities	$19.0	$30.8	$34.0
Less: Capital expenditures	(9.0)	(4.6)	(18.0)

Free Cash Flow	$10.0	$26.2	$16.0

SEGMENT REPORTING

We report our operations as one reportable segment, Big & Tall Men’s Apparel, which consists of our two principal operating segments—Casual Male XL and Rochester Clothing. We consider our operating segments to be similar in terms of economic characteristic, production processes and operations, and have therefore aggregated them into a single reporting segment.

RESULTS OF OPERATIONS

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. Fiscal 2010, 2009 and 2008 were 52- week periods.

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

SALES

Sales for fiscal 2010 decreased $1.5 million, or 0.4%, to $393.6 million as compared to $395.2 million in fiscal 2009. Comparable sales for fiscal 2010 increased 1.5% when compared to the same period of the prior year. This comparable sales increase consisted of a 0.5% increase in sales from our Casual Male XL business and a 2.7% increase in our Rochester business. Our Rochester business was most affected by the economic recession; as a result, we are seeing improvements in our Rochester business as our high-end customers start returning. Our B&T Factory Direct business, which caters to our value-oriented customer, increased 13.4% over fiscal 2009, representing two years of double-digit increases for this direct business.

Our comparable sales increase for fiscal 2010 of 1.5% is primarily attributable to improvements in sales productivity. While store traffic was still down 4.2% for fiscal 2010, it was a substantial improvement from -9.7% and -9.2% experienced in fiscal 2009 and fiscal 2008, respectively. In addition, we also continued to see improvements each quarter in our conversion rate (the percentage of store customers who make a purchase) as well as improvements in dollars spent per transaction. These improvements are largely attributable to ongoing efforts within store operations to develop a stronger sales force that is sales-driven and focused on serving the customer. On a comparable basis, sales from our direct businesses increased by 3.2% and sales from our retail business increased 1.1%.

Sales for fiscal 2009 decreased $49.0 million, or 11.0%, to $395.2 million as compared to $444.2 million for fiscal 2008. This decrease reflected the difficult economic and retail environment that we experienced in fiscal 2009. Reduced consumer spending and therefore lack of traffic to our stores resulted in a very challenging year for us from a sales perspective. The sales shortfall of $49.0 million was primarily attributable to a decrease in our comparable sales of 10.8%. Sales in our retail channel declined by 10.6%, while sales decreased 14.2% in our direct channel.

With a total decrease of 20.6% in fiscal 2009, our higher-end Rochester business was affected the most by the downturn in the economy. Conversely, our value-oriented Casual Male XL outlet stores performed significantly better, with a comparable sales decrease of only 2.6% over the prior year. In addition, our B&T Factory Direct business performed very well during fiscal 2009, with a 16.7% increase over fiscal 2008.

Sales across our direct marketing catalog and e-commerce businesses decreased 14.2% in fiscal 2009 as compared to fiscal 2008. The decrease was partially driven by a planned 35% reduction in catalog circulation to improve productivity. This resulted in a nearly 30% increase in our sales productivity per catalog.

As expected, consumer spending and traffic has started to improve, albeit slowly. Each quarter, we experienced gradual improvements in our store metrics as traffic and conversion rates started to increase. Although we do not expect traffic levels to return to pre-recession levels this year, we are planning for a modest increase in our dollars per transaction as a result of price increases on some of our merchandise product. As such, we are expecting fiscal 2011 sales volumes to increase by approximately 3.0-4.0%, with total sales to be between $405.0-410.0 million. We expect comparable sales growth to approximate between 4.0-4.5%.

GROSS MARGIN

Gross margin rate for fiscal 2010 was 45.8% as compared to 44.2% for fiscal 2009 and 42.7% for fiscal 2008. The increase of 166 basis points for fiscal 2010 was comprised of a 96 basis point increase in merchandise margin and an increase of 70 basis points in occupancy costs. Our merchandise margin improvement of 96 basis points was slightly below where we expected merchandise margins to be for fiscal 2010 as a result of higher than planned markdown activity and increased freight costs, but overall our merchandise margin continues to improve as a result of our aggressive inventory control. As we have increased the flow of fashion merchandise to the stores, we have also increased the frequency of adding clearance inventory. However, we expect that our clearance inventory levels will remain at approximately 10-14% of total inventory and, therefore, we do not expect increases in clearance markdown activity. In addition, we continue to benefit from our growing global sourcing activities which have also contributed to maintaining our merchandise cost structure. Our occupancy costs improvement of 70 basis points was the result of the annualization of our rent-reduction efforts with landlords that occurred primarily in fiscal 2009.

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

For fiscal 2011, we are expecting that our occupancy costs, on a dollar-basis, will remain flat to fiscal 2010. As a result, we expect to leverage occupancy costs by approximately 30 to 50 basis points in fiscal 2011. In addition, we are planning on continued improvement of 45 to 75 basis points in merchandise margins. Accordingly, for fiscal 2011, we are expecting gross margin will improve by approximately 75 to 125 basis points.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses as a percentage of sales for fiscal 2010, 2009 and 2008 were 38.3%, 38.2% and 40.1%, respectively.

SG&A expenses for fiscal 2010 of $150.9 million were essentially flat to fiscal 2009 SG&A expenses of $151.0 million. As planned, we maintained a similar cost structure to fiscal 2009 and limited our SG&A expense to those programs supporting our growth activities. For fiscal 2010, we continued to realize cost savings from several of our 2009 cost reduction initiatives, such as reductions in store payroll and lower distribution costs. These cost savings absorbed increases in expenses principally related to our DXL stores.

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

While SG&A expense management is a significant priority for us, we are expecting our SG&A expenses to increase by approximately 3% for fiscal 2011. This increase is primarily related to our incremental marketing costs associated with targeting our new DXL stores as well as the reinstatement of our 401K employer match and modest salary increases to our associates. Overall, we expect to limit our SG&A growth rates, except where necessary to support our growth activities or where there are unanticipated costs that are necessary to support our overall activities.

PROVISION FOR IMPAIRMENT OF ASSETS, INCLUDING GOODWILL

We did not have any significant impairment with respect to our long-lived assets and intangible assets in fiscal 2010 and fiscal 2009.

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

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $13.2 million for fiscal 2010, $15.5 million for fiscal 2009 and $17.1 million for fiscal 2008. Depreciation and amortization expense for fiscal 2010 has decreased as compared to fiscal 2009 and 2008, primarily as a result of the reduced capital spending in fiscal 2009 and the impairment charge incurred in fiscal 2008.

OTHER INCOME (EXPENSE)

In fiscal 2006, we sold our loss prevention subsidiary, LP Innovations, Inc. (“LPI”), for a purchase price of $5.2 million. In connection with the LPI sale, we received a note for $2.2 million, representing a portion of the sale price. Due to the initial uncertainty regarding the collection of the note, we had reserved for the note on the Consolidated Balance Sheets and have been recognizing income on the note when realizability was assured. For each of the fiscal years 2010, 2009 and 2008, we recognized $0.5 million, $0.6 million and $0.5 million, respectively, as “other income.” At January 29, 2011, the balance of the note is $0.5 million and there is no remaining income on the sale of LPI to be realized.

INTEREST EXPENSE, NET

Net interest expense was $0.7 million in fiscal 2010 as compared to $1.1 million in fiscal 2009 and $3.0 million in fiscal 2008. The continued reduction in interest costs over the past two years was due to a total repayment of both our long-term debt as well as our credit facility. At the end of fiscal 2008, we had total debt of approximately $51.2 million. At the end of fiscal 2010, we are debt-free and throughout fiscal 2010 our average outstanding borrowings under our credit facility were only $5.2 million compared with average borrowings of $32.1 million in fiscal 2009 and $50.0 million in fiscal 2008.

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

In fiscal 2008, the weakened economy had a negative impact on our revenue and profitability. Further, the conditions of the economy also negatively impacted our market value as a result of the deterioration of the capital markets which resulted in substantial impairments, contributing to our operating loss. Accordingly, due to our cumulative operating losses as well as our uncertainty regarding the economy and our ability to generate future taxable income to realize all of our deferred tax assets, in fiscal 2008, we recorded a charge of $28.6 million to establish a valuation allowance against our deferred tax assets.

As of January 29, 2011, we have net operating loss carryforwards of $55.5 million for federal income tax purposes and $37.2 million for state income tax purposes that are available to offset future taxable income, subject to certain annual usage limitations, through fiscal year 2029. As a result of the Casual Male acquisition and the issuance of additional equity in fiscal 2002, at January 29, 2011, the utilization of approximately $5.5 million in federal net operating losses is subject to an annual limitation of approximately $4.8 million per year. Additionally, we have alternative minimum tax credit carryforwards of $2.4 million, which are available to further reduce income taxes over an indefinite period.

During the third quarter of fiscal 2010, we recognized a tax benefit of $0.8 million, or $0.02 per diluted share, as a result of the reduction in our liability for uncertain tax positions, due to the expiration of certain statutes of limitation.

NET INCOME (LOSS)

Net income for fiscal 2010 was $15.4 million, or $0.32 per diluted share, compared to net income of $6.1 million, or $0.14 per diluted share, in fiscal 2009 and a net loss of $(109.3) million, or $(2.64) per diluted share, in fiscal 2008.

	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(in millions)
Operating income (loss) before non-cash and severance charges	$16.3	$8.1	$(3.6	)(1)
Severance costs and non-cash acceleration of stock compensation expense	—	—	(2.0)
Provision for impairment of assets, including goodwill	—	—	(71.4)

Operating income (loss)	$16.3	$8.1	$(77.0	)(2)
Other income (expense), net	0.5	0.6	0.5
Interest expense	(0.7)	(1.1)	(3.0)
Provision for income taxes	(0.7)	(1.5)	(28.9)
Loss from discontinued operations	—	—	(0.9	)(2)

Net income (loss)	$15.4	$6.1	$(109.3)

(1)	For fiscal 2008, operating income (loss) before non-cash and severance charges of $(3.6) million is a non-GAAP measure and is not meant to be considered superior to or as a substitute for operating income (loss), on a GAAP basis, of $(77.0) million. Considering the materiality of the impairment-related charges incurred during fiscal 2008, we believe that the above table is a meaningful presentation to measure our operating performance, especially when comparing such results to fiscal 2009 and fiscal 2010.
(2)	Results for fiscal 2008 include total impairment charges of $71.4 million ($63.1 million for goodwill impairment, $2.5 million for impairment of the Rochester trademark and $5.8 million for the impairment of fixed assets). We also recorded an additional non-cash charge of $1.5 million for stock compensation expense related to the acceleration of vesting for certain stock options which were repurchased during fiscal 2008 and approximately $0.5 million for severance costs. We also established a reserve against our deferred tax assets at January 31, 2009, and accordingly, recorded a charge of $28.6 million.

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

	FISCAL 2010		FISCAL 2009		FISCAL 2008
	(in millions, except percentages)
First quarter	$95.0	24.1%	$97.6	24.7%	$107.6	24.2%
Second quarter	97.3	24.7%	98.2	24.9%	113.5	25.6%
Third quarter	89.8	22.9%	88.7	22.4%	100.0	22.5%
Fourth quarter	111.5	28.3%	110.7	28.0%	123.1	27.7%

	$393.6	100.0%	$395.2	100.0%	$444.2	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility, as amended (“Credit Facility”), with Bank of America, N.A. Our current cash needs are primarily for working capital (essentially inventory requirements), capital expenditures and growth initiatives.

Despite the economic recession and weakened retail environment, which is slowly starting to recover, we have been able to reduce our total debt by $51.2 million over the past twenty-four months as a result of our committed efforts to manage inventory effectively and reduce our cost structure. At January 29, 2011, we have no outstanding debt and full availability under our credit facility. We believe that our existing cash generated by operations, together with our availability under our credit facility, will be more than sufficient for us to meet our foreseeable liquidity requirements.

The following table sets forth financial data regarding our liquidity position at the end of the past three fiscal years:

	FISCAL YEARS
	2010	2009	2008
	(in millions, except ratios)
Cash provided by operations	$19.0	$30.8	$23.2
Working capital	$63.3	$45.6	$20.0
Current ratio	2.4:1	1.8:1	1.2:1

The decrease in cash provided by operations was due to the timing of working capital accounts partially offset by our improved results of operations. See “Presentation of Non-GAAP Measures” above regarding non-GAAP adjusted cash flow from operating activities.

Sale of Common Stock

In fiscal 2009, we raised gross proceeds of $13.6 million from the sale of 4.95 million shares of our common stock through a registered direct offering. Offering costs associated with the sale were approximately $1.1 million. The net proceeds of approximately $12.5 million from this offering were used for general corporate purposes, primarily the repayment of indebtedness.

Credit Facility

During the fourth quarter of fiscal 2010, we entered into an amended and restated credit facility with Bank of America, N.A. (the “Credit Facility”). The Credit Facility provides for a maximum committed borrowing of $75 million, which, pursuant to an accordion feature, may be increased to $125 million upon our request and the agreement of the lender(s) participating in the increase. The Credit Facility includes a sublimit of $20 million for commercial and standby letter of credits and a sublimit of up to $15 million for Swingline Loans. The maturity date of the Credit Facility is November 10, 2014.

Borrowings made pursuant to the Credit Facility will bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% and (c) the one month LIBOR rate) plus a varying percentage, based on our borrowing base, of 1.00-1.25% for prime-based borrowings and 2.00-2.25% for LIBOR-based borrowings.

We had no outstanding borrowings under the Credit Facility at January 29, 2011. Outstanding standby letters of credit were $2.3 million and outstanding documentary letters of credit were $7.7 million. Average borrowings outstanding under this facility during fiscal 2010 were approximately $5.2 million, resulting in an average unused excess availability of approximately $62.1 million. Unused excess availability at January 29, 2011 was $63.0 million. Our ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality. This facility contains no financial covenants.

Master Loan and Security Agreement

In July 2007, we entered into a Master Loan and Security Agreement (the “Master Agreement”) with Banc of America Leasing & Capital, LLC (“BALC”) for equipment financing. In conjunction with the Master Agreement, we entered into an Equipment Security Note (the “First Secured Note”), whereby we borrowed an aggregate of $17.4 million from BALC. The First Secured Note was due on July 20, 2011. In January 2008, we entered into a second Equipment Security Note (the “Second Secured Note”), pursuant to the same terms and provisions of the Master Agreement, whereby we borrowed an additional $2.1 million. The Second Secured Note was due January 16, 2012. Both notes accrued interest at a per annum rate of 1.75% plus the rate of interest equal to the 30-day published LIBOR rate.

At January 30, 2010, the total outstanding balance for these two notes was $7.6 million. During fiscal 2010, we made scheduled payments of $4.9 million and in the fourth quarter of fiscal 2010, we prepaid, with no penalty, the remaining outstanding balance of $2.7 million.

INVENTORY

At January 29, 2011, total inventories were $92.9 million as compared to $90.0 million at January 30, 2010. The slight increase in inventory of $2.9 million, or 3.2%, is primarily due to a shift in our merchandise receipts to receive selected merchandise earlier, especially imports, to avoid out of stock positions and delays to our stores.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined by 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at January 29, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Operating Leases(1)	$243.7	$47.0	$71.5	$41.3	$83.9
Long-Term Debt Obligations(2)	—	—	—	—	—
Non-merchandise Purchase Obligations(3)	0.1	0.1	—	—	—

Total Commitments(4)	$243.8	$47.1	$71.5	$41.3	$83.9

(1)	Includes amounts due on our 20-year lease agreement for our corporate headquarters and distribution center and operating leases for all of our current store locations and certain equipment and auto leases.
(2)	There is no outstanding long-term debt at January 29, 2011.
(3)	Non-merchandise Purchase Obligations include an on-going consulting agreement with Jewelcor Management, Inc., pursuant to which we are obligated to pay $0.6 million annually through April 29, 2011. See Note H —“Related Parties” to the Notes to the Consolidated Financial Statements for a full description of this agreement.
(4)	This table excludes Merchandise Purchase Obligations, which represent our outstanding obligations pursuant to open purchase orders. At January 29, 2011, we had approximately $88.0 million in open purchase orders. We estimate that approximately 70% of these purchase orders may be considered non-cancelable. At January 29, 2011, we had an unfunded Pension Obligation of $2.5 million, which is not included in the table because of uncertainty over whether or when further contributions will be required.

CAPITAL EXPENDITURES

Below is a summary of store openings, closings and remodels from January 30, 2010 to January 29, 2011 and related square footage:

Number of Stores:	Casual Male	DXL	Rochester	Total stores
At January 30, 2010	460	—	19	479
New retail stores	—	4	—	4
Closed outlet stores	5	—	—	5
Closed retail stores	15	—	3	18

At January 29, 2011	440	4	16	460

Square footage (in thousands)
at January 29, 2011	1,582	46	138	1,766
at January 30, 2010	1,652	—	155	1,807

Our capital expenditures for fiscal 2010 were $9.0 million, as compared to $4.6 million in fiscal 2009 and $12.6 million in fiscal 2008. Our capital projects for fiscal 2010 consisted primarily of approximately $4.9 million for store capital, primarily for our 4 DXL stores, and $3.0 million for management information projects, with the remainder used for general capital projects in our distribution center and corporate offices.

For fiscal 2011, our capital expenditures are expected to be approximately $18.0 million. The budget includes approximately $10.0 million related to the opening of 10 to 14 additional Destination XL stores and approximately $5.0 million for continued information technology projects, including the launch of our enhanced multi-branded e-commerce site, with the remainder for general overhead projects. In addition, we expect to close between 15-20 existing stores.

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

Stock-Based Compensation

We measure compensation cost for all stock awards at fair value on date of grant and recognize compensation over the service period for awards expected to vest. The fair value of our stock options is determined using the Black-Scholes valuation model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures. Actual results, and future changes in estimates, may differ substantially from these current estimates. For fiscal 2010, 2009 and 2008, we recognized total compensation expense of $2.1 million, $0.6 million and $3.7 million, respectively. Compensation expense of $2.1 million for fiscal 2010 includes an accrual of approximately $0.7 million which reflects the estimated accrual for equity awards that we anticipate granting pursuant to our Long –Term Incentive Plan for fiscal 2010. See Note F to the Notes to the Consolidated Financial Statements. Compensation expense for fiscal 2008 includes $1.5 million related to the acceleration of certain options which were repurchased and cancelled by us.

Inventory

We value inventory at the lower of cost or market, using a weighted-average cost method. We review our inventory to identify slow-moving and broken assortments. We use markdowns to clear merchandise and will record inventory reserves if the estimated future selling price is less than cost. In addition, an inventory shrink estimate is made each period that reduces the value of inventory for lost or stolen merchandise. We perform physical inventories through the year and adjust the shrink reserves accordingly.

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

In fiscal 2008, we recorded an impairment charge for fixed assets of $5.8 million. See “Provision for Impairment of Assets, Including Goodwill” above for more information. There were no material impairment charges for fixed assets in fiscal 2010 or fiscal 2009.

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

At January 29, 2011, we performed our annual testing of both our Casual Male trademark and our Rochester trademark for potential impairment. Utilizing an income approach with appropriate royalty rates applied, we concluded that the Casual Male trademark, with a carrying value of $29.2 million, and our Rochester trademark, with a carrying value of $1.5 million, were not impaired.

Deferred Taxes.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In fiscal 2008, we recorded a charge of $28.6 million to establish a valuation allowance against our deferred tax assets. See “Income Taxes” above for more discussion regarding this charge.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements which provides revised guidance requiring additional disclosures about items transferring into and out of Levels 1 and 2 measurements in the fair value hierarchy. The revised guidance also requires additional separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, and clarifies, among other things, the existing fair value disclosures about the level of disaggregation. This update was effective for interim and annual financial periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, which are effective for interim and annual financial periods beginning after December 15, 2010. We partially adopted this revised guidance on January 30, 2010, as required, and the adoption did not have a material impact on our Consolidated Financial Statements. We also do not expect the adoption of the delayed portion of the revised guidance to have a material impact on our Financial Statements.

In February 2010, the FASB issued ASU No. 2010-09—Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements. This update addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4). The adoption of ASU No. 2010-09 did not have a material impact on our financial statements.

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires November 10, 2014, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At January 29, 2011, we had no outstanding borrowings. Based upon a sensitivity analysis as of January 29, 2011, assuming average outstanding borrowing during fiscal 2010 of $5.2 million, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $26,000.

Foreign Currency

Our Sears Canada catalog operations conduct business in Canadian dollars and our Rochester Clothing store located in London, England conducts business in British pounds. Our international e-commerce sites conduct business in Euros and British pounds. If the value of the Canadian dollar, British pound or Euro against the U.S. dollar weakens, the revenues and earnings of these operations will be reduced when they are translated or remeasured to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of January 29, 2011, sales from our Sears Canada operations, our London Rochester Clothing store and our international e-commerce sites were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse affect on our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

CASUAL MALE RETAIL GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

of Casual Male Retail Group, Inc.

We have audited the accompanying consolidated balance sheets of Casual Male Retail Group, Inc. as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 29, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Casual Male Retail Group, Inc. at January 29, 2011 and January 30, 2010, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 29, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Casual Male Retail Group, Inc.’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2011 expressed an unqualified opinion thereon.

/s/     Ernst & Young LLP

Boston, Massachusetts

March 18, 2011

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

January 29, 2011 and January 30, 2010

	January 29, 2011 (Fiscal 2010)	January 30, 2010 (Fiscal 2009)

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,114	$4,302
Accounts receivable	3,618	2,494
Inventories	92,889	89,977
Prepaid expenses and other current assets	8,885	8,380

Total current assets	109,506	105,153
Property and equipment, net of accumulated depreciation and amortization	39,051	41,888
Other assets:
Intangible assets	32,262	32,809
Other assets	1,794	1,189

Total assets	$182,613	$181,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$4,874
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	17,552	19,753
Income taxes payable	242	1,485
Accrued expenses and other current liabilities	26,936	28,531
Notes payable	—	3,475

Total current liabilities	46,195	59,583

Long-term liabilities:
Long-term debt, net of current portion	—	2,702
Deferred gain on sale-leaseback, net of current portion	20,516	21,981
Deferred income taxes	1,538	769
Other long-term liabilities	3,032	2,781

Total long-term liabilities	25,086	28,233

Commitments and contingencies (Note E)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 58,661,641 and 58,046,235 shares issued at January 29, 2011 and January 30, 2010, respectively	587	580

Additional paid-in capital	291,369	288,367
Treasury stock at cost, 10,877,439 shares at January 29, 2011 and January 30, 2010	(87,977)	(87,977)
Accumulated deficit	(88,611)	(103,982)
Accumulated other comprehensive loss	(4,036)	(3,765)

Total stockholders’ equity	111,332	93,223

Total liabilities and stockholders’ equity	$182,613	$181,039

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009

	January 29, 2011 (Fiscal 2010)	January 30, 2010 (Fiscal 2009)	January 31, 2009 (Fiscal 2008)
	(In thousands, except per share data)
Sales	$393,642	$395,168	$444,184
Cost of goods sold including occupancy costs	213,215	220,611	254,592

Gross profit	180,427	174,557	189,592
Expenses:
Selling, general and administrative	150,933	151,045	178,072
Provision for impairment of assets, including goodwill	—	—	71,407
Depreciation and amortization	13,245	15,501	17,100

Total expenses	164,178	166,546	266,579

Operating income (loss)	16,249	8,011	(76,987)
Other income (expense), net	531	635	532
Interest expense, net	(689)	(1,066)	(2,961)

Income (loss) from continuing operations before income taxes	16,091	7,580	(79,416)
Provision for income taxes	720	1,470	28,946

Income (loss) from continuing operations	15,371	6,110	(108,362)

Loss from discontinued operations	—	—	(895)

Net income (loss)	$15,371	$6,110	$(109,257)

Net income (loss) per share—basic
Income (loss) from continuing operations	$0.33	$0.14	($2.62)
Loss from discontinued operations	$0.00	$0.00	($0.02)

Net income (loss)	$0.33	$0.14	($2.64)
Net income (loss) per share— diluted
Income (loss) from continuing operations	$0.32	$0.14	($2.62)
Loss from discontinued operations	$0.00	$0.00	($0.02)

Net income (loss)	$0.32	$0.14	($2.64)
Weighted-average number of common shares outstanding:
Basic	46,946	43,552	41,412
Diluted	47,565	43,982	41,412

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amounts		Shares	Amounts
Balance at February 2, 2008	52,267	$523	$271,354	(10,877)	$(87,977)	$(835)	$(1,124)	$181,941

Stock option repurchase			(7)					(7)
Stock option compensation expense			3,691					3,691
Board of Directors compensation	61	—	142					142
Accumulated other comprehensive income (loss):
Unrecognized loss associated with Pension Plan							(3,386)	(3,386)
Foreign currency							(1,293)	(1,293)
Net loss						(109,257)		(109,257)

Total comprehensive loss								(113,936)

Balance at January 31, 2009	52,328	$523	$275,180	(10,877)	$(87,977)	$(110,092)	$(5,803)	$71,831

Issuance of common stock through a registered direct offering	4,950	50	13,563					13,613
Costs of raising capital			(1,115)					(1,115)
Exercises under option program	154	1	192					193
Issuance of restricted stock	614	6						6
Stock option compensation expense			547					547
Accumulated other comprehensive income (loss):
Unrecognized loss associated with Pension Plan							1,360	1,360
Foreign currency							678	678
Net income						6,110		6,110

Total comprehensive income								8,148

Balance at January 30, 2010	58,046	$580	$288,367	(10,877)	$(87,977)	$(103,982)	$(3,765)	$93,223

Exercises under option program	308	3	472					475
Issuance of restricted stock	272	3						3
Stock option compensation expense			2,124					2,124
Excess tax benefits from stock-based awards			286					286
Board of Directors compensation	36	1	120					121
Accumulated other comprehensive income (loss):
Unrecognized loss associated with Pension Plan							(419)	(419)
Foreign currency							148	148
Net income						15,371		15,371

Total comprehensive income								15,100

Balance at January 29, 2011	58,662	$587	$291,369	(10,877)	$(87,977)	$(88,611)	$(4,036)	$111,332

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009

	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$15,371	$6,110	$(109,257)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	—	895
Amortization of deferred gain on sale leaseback	(1,465)	(1,466)	(1,465)
Provision for impairment of assets, including goodwill	—	—	71,407
Depreciation and amortization	13,245	15,501	17,100
Deferred taxes, net of valuation allowance	769	769	28,617
Loss from disposal of property and equipment	—	—	127
Stock option compensation	2,124	547	3,691
Issuance of common stock to Board of Directors	121	—	142
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(1,521)	(1,103)	254
Inventories	(2,912)	8,656	19,154
Prepaid expenses and other current assets	(505)	717	997
Intangibles and other assets	(619)	(231)	283
Accounts payable	(2,201)	(4,203)	(10,231)
Accrued liabilities for severance, store closings and impairment charges	—	—	(175)
Income taxes	(957)	918	1,986
Accrued expenses and other liabilities	(2,428)	4,559	(328)

Net cash provided by operating activities	19,022	30,774	23,197

Cash flows from investing activities:
Additions to property and equipment, net	(9,031)	(4,634)	(12,595)
Proceeds from sale of businesses	397	635	532
Payment of earn-out provision for Rochester acquisition	—	—	(1,333)
Acquisitions, net of cash acquired	—	—	(3,000)

Net cash used for investing activities	(8,634)	(3,999)	(16,396)

Cash flows from financing activities:
Net borrowings (repayments) under credit facility	(3,475)	(35,243)	(2,260)
Net proceeds from the issuance of common stock through a direct offering	—	12,498	—
Principal payments on long-term debt	(7,576)	(4,874)	(4,874)
Repurchase of certain stock options	—	—	(7)
Proceeds from the exercise of stock options under option program	475	193	—

Net cash used for financing activities	(10,576)	(27,426)	(7,141)

Net decrease in cash and cash equivalents	(188)	(651)	(340)
Cash and cash equivalents:
Beginning of the year	4,302	4,953	5,293

End of the year	$4,114	$4,302	$4,953

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 29, 2011

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Casual Male Retail Group, Inc. (“Company”) is the largest specialty retailer of big & tall men’s apparel. The Company operates under the trade names of Casual Male XL, Casual Male XL Outlets, Destination XL (“DXL”), Rochester Clothing, B&T Factory Direct, Shoes XL and Living XL. At January 29, 2011, the Company operated 440 Casual Male XL retail and outlet stores located throughout the United States, 4 DXL stores and 16 Rochester Clothing stores located in major U.S. cities, including one store in London, England. The Company also operates a direct business throughout the United States, Canada and Europe which includes several catalogs and e-commerce sites to support its brands and product extensions.

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

Segment Reporting

The Company reports its operations as one reportable segment, Big & Tall Men’s Apparel, which consists of its three operating segments – B&T Factory Direct, Casual Male XL and Rochester Clothing. The Company considers its operating segments to be similar in terms of economic characteristic, production processes and operations, and have therefore aggregated them into a single reporting segment. The Company’s DXL store format carries merchandise from all three of the Company’s operating segments. The operating results and assets of the Company’s direct businesses, Living XL, Shoes XL and the Company’s International Web Stores, are immaterial.

Fiscal Year

The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal years 2010, 2009 and 2008 ended on January 29, 2011, January 30, 2010 and January 31, 2009, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and short-term investments, which have a maturity of ninety days or less when acquired. Included in cash equivalents are credit card and debit card receivables from banks, which generally settle within two to four business days.

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

Goodwill and Intangibles

ASC Topic 805, Business Combinations, requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria set forth in the statement. Under ASC Topic 350, Intangibles Goodwill and Other, goodwill and intangible assets with indefinite lives are tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives.

At least annually, as of the Company’s December month-end, the Company evaluates its trademarks, based on two separate operating segments, its Casual Male business and its Rochester business. The Company performs an impairment analysis and records an impairment charge for any intangible assets with a carrying value in excess of its fair value. At January 1, 2011, both the Casual Male trademark and the Rochester trademark were tested for potential impairment. Utilizing an income approach with applicable royalty rates applied, the Company concluded that the Casual Male trademark, with a carrying value of $29.2 million, and the Rochester trademark, with a carrying value of $1.5 million, were not impaired.

Although there were no impairments in fiscal 2010 and fiscal 2009, the Company did incur charges during fiscal 2008 related to its goodwill and intangibles:

Goodwill

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

Trademark

In fiscal 2008, both the Casual Male trademark and the Rochester trademark were tested for potential impairment. Utilizing an income approach with applicable royalty rates applied, the Company concluded that the Casual Male trademark, with a carrying value of $29.2 million was not impaired. However, the Company concluded that a partial impairment of its Rochester trademark had occurred and, accordingly, a charge was recorded in the fourth quarter of fiscal 2008 for $2.5 million to reduce the value of the Rochester trademark to $1.5 million.

Below is a table showing the changes in the carrying value of the Company’s intangible assets from January 30, 2010 to January 29, 2011:

	January 30, 2010	Additions	Amortization(1)	January 29, 2011
	(in thousands)
Trademarks	$30,700	$—	$—	$30,700
Other intangibles	2,109	—	(547)	1,562

(1)	Approximately $0.1 million of the $0.5 million of amortization, which relates to the amortization of favorable lease commitments, was included in costs of good sold (as part of occupancy costs) on the Consolidated Statement of Operations for fiscal 2010.

Other intangibles, which include customer lists, non-compete agreements and favorable lease commitments, are the only intangible assets with defined lives, which range from 3 to 16 years based on each asset’s estimated economic useful life. The weighted average amortization period remaining for other intangibles is 4.6 years.

The gross carrying amount and accumulated amortization of our intangibles, subject to amortization, were $4.4 million and $2.8 million, respectively, at January 29, 2011 and $4.4 million and $2.3 million, respectively, at January 30, 2010. Amortization expense for fiscal 2010, 2009 and 2008 was $0.5 million, $0.6 million and $0.4 million, respectively. Amortization expense for other intangible assets for the next five fiscal years is as follows:

FISCAL YEAR	(in thousands)
2011	$498
2012	$417
2013	$217
2014	$100
2015	$100

Pre-opening Costs

The Company expenses all pre-opening costs for its stores as incurred.

Advertising Costs

The Company expenses in-store advertising costs as incurred. Direct response advertising costs, which consist of catalog production and postage costs, are deferred and amortized over the period of expected direct marketing revenues, which is less than one year. Direct response costs which were deferred at January 29, 2011 and January 30, 2010 were $1.2 million and $0.7 million, respectively. Advertising expense, which is included in selling, general and administrative expenses, was $19.0 million, $19.1 million and $34.1 million for fiscal 2010, 2009 and 2008, respectively.

Revenue Recognition

Revenue from the Company’s retail store operation is recorded upon purchase of merchandise by customers, net of an allowance for sales returns and allowances. Revenue from the Company’s catalog and e-commerce operations is recognized at the time a customer order is shipped, net of an allowance for sales returns and allowances.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) include amounts related to foreign currency, pension and its supplemental executive retirement plan (“SERP”) and are reported in the Consolidated Statements of Stockholders’ Equity. The components of the accumulated other comprehensive income (loss) at January 29, 2011 and January 30, 2010 are as follows:

	January 29, 2011	January 30, 2010
	(in thousands)
Foreign currency	$261	$113
Pension and SERP	(4,297)	(3,878)

Total accumulated other comprehensive loss	$(4,036)	$(3,765)

Foreign Currency Translation

At January 29, 2011, the Company operates a direct business in Canada and has one Rochester Clothing store located in London, England. Assets and liabilities of these operations are translated into U.S. dollars at the exchange rates in effect at each balance sheet date. Stockholders’ equity is translated at applicable historical exchange rates. Income, expense and cash flow items are translated at average exchange rates during the period. Resulting translation adjustments are reported as a separate component of stockholders’ equity.

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

In July 2006 the guidance within ASC Topic 740, Income Taxes, related to accounting for income taxes was issued which clarified a company’s accounting for uncertain income tax positions that are recognized in its financial statements. ASC Topic 740 also provides guidance on a company’s de-recognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods, and disclosure requirements. The Company adopted the accounting pronouncements for uncertain income tax positions as of February 4, 2007 and, accordingly, will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At January 29, 2011 and January 30, 2010, the Company had no material unrecognized tax benefits based on the provisions of ASC Topic 740.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 1997, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for fiscal 2010, fiscal 2009 or fiscal 2008.

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

	FISCAL YEARS ENDED
	January 29, 2011	January 30, 2010	January 31, 2009
	(in thousands)
Net Income:
Net income (loss)—Basic and Diluted	$15,371	$6,110	$(109,257)
Weighted Average Shares Outstanding:
Basic weighted-average common shares outstanding	46,946	43,552	41,412
Stock options and warrants, excluding anti-dilutive options and warrants of 183 shares for January 31, 2009	619	430	—

Diluted weighted-average shares outstanding	47,565	43,982	41,412

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each year because the exercise price of such options and warrants was greater than the average market price per share of common stock for the respective periods or the impact of ASC Topic 718, Compensation – Stock Compensation, primarily related to unearned compensation.

	FISCAL YEARS ENDED
	January 29, 2011	January 30, 2010	January 31, 2009
	(in thousands, except exercise prices)
Options	2,808	3,383	3,388
Warrants	—	1,058	1,058
Ranges of exercise prices of such options and warrants	$3.98 – $10.26	$2.38 – $10.26	$3.15 – $10.26

Stock-based Compensation

ASC Topic 718, Compensation – Stock Compensation, requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model and requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may differ from the Company’s current estimates.

For fiscal 2010 and fiscal 2009, the Company recognized total compensation expense of $2.1 million and $0.6 million, respectively, with no corresponding tax benefit. Compensation expense for fiscal 2010 includes $0.7 million related to the accrual for potential stock awards that are expected to be granted pursuant to the Company’s Long-Term Incentive Plan for fiscal 2010. For fiscal 2008, the Company recognized compensation expense of $3.7 million, of which $1.5 million related to the acceleration of certain options which were repurchased and cancelled by the Company. See Note F for additional information.

The total compensation cost related to non-vested awards not yet recognized is approximately $0.9 million which will be expensed, on a straight-line basis, over a weighted average remaining life of 21 months. The total fair value of options vested was $0.1 million for fiscal 2010 and $0.2 million in fiscal 2009.

Valuation Assumptions for Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2010 and 2008. There were no option grants during fiscal 2009.

	FISCAL YEARS ENDED
	January 29, 2011	January 30, 2010	January 31, 2009
Expected volatility	55.0%	n/a	45.0%
Risk-free interest rate	1.14%-1.55%	n/a	2.39%-3.15%
Expected life	2.1-3.0	n/a	3.0-4.5
Dividend rate	—	—	—
Weighted average fair value of options granted	$1.07	n/a	$1.61

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

There were no material impairment charges in fiscal 2010 or fiscal 2009.

For fiscal 2008, the Company recorded an impairment charge of $5.8 million related to the impairment of its long-lived assets. Approximately $5.0 million of the $5.8 million was for the write-down of assets for the Company’s Rochester Clothing stores and the remaining $0.8 million was for certain underperforming Casual Male XL stores.

Recent Accounting Pronouncements

The Company has reviewed accounting pronouncements and interpretations thereof that have effective dates during the periods reported and in future periods. The Company believes that the following impending standards may have an impact on its future filings. The applicability of any standard will be evaluated by the Company and is still subject to review by the Company.

In January 2010, the FASB issued ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements which provides revised guidance requiring additional disclosures about items transferring into and out of Levels 1 and 2 measurements in the fair value hierarchy. The revised guidance also requires additional separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, and clarifies, among other things, the existing fair value disclosures about the level of disaggregation. This update was effective for interim and annual financial periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, which are effective for interim and annual financial periods beginning after December 15, 2010. The Company partially adopted this revised guidance on January 30, 2010, as required, and the adoption did not have a material impact on the Company’s Consolidated Financial Statements. The Company also does not expect the adoption of the delayed portion of the revised guidance to have a material impact on the Company’s Financial Statements.

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

B. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated:

	January 29, 2011	January 30, 2010
	(in thousands)
Furniture and fixtures	$37,921	$37,456
Equipment	12,578	12,121
Leasehold improvements	25,116	24,295
Hardware and software	38,411	37,068
Construction in progress	4,566	2,535

	118,592	113,475
Less accumulated depreciation	79,541	71,587

Total property and equipment	$39,051	$41,888

Depreciation expense related to continuing operations for fiscal 2010, 2009 and 2008 was $12.7 million, $14.9 million and $16.6 million, respectively.

C. DEBT OBLIGATIONS

Credit Agreement with Bank of America, N.A.

The Company has a credit facility with Bank of America, N.A., most recently amended on November 10, 2010 (the “Credit Facility”).

The Credit Facility provides for a maximum committed borrowing of $75 million, which, pursuant to an accordion feature, may be increased to $125 million upon the request of the Company and the agreement of the lender(s) participating in the increase. The Credit Facility includes a sublimit of $20 million for commercial and standby letter of credits and a sublimit of up to $15 million for Swingline Loans. The maturity date of the Credit Facility is November 10, 2014.

Borrowings made pursuant to the Credit Facility will bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% and (c) the one month LIBOR rate) plus a varying percentage, based on the Company’s borrowing base, of 1.00-1.25% for prime-based borrowings and 2.00-2.25% for LIBOR-based borrowings.

The Company’s obligations under the Credit Facility are secured by a lien on all of its assets. The Company is not subject to any financial covenants pursuant to the Credit Facility.

At January 29, 2011, the Company had no borrowings outstanding under the Credit Facility. Outstanding standby letters of credit were $2.3 million and documentary letters of credit were $7.7 million. Unused excess availability at January 29, 2011 was $63.0 million. Average borrowings outstanding under this facility during fiscal 2010 were approximately $5.2 million, resulting in an average unused excess availability of approximately $62.1 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

The fair value of the amount outstanding under the Credit Facility at January 29, 2011 approximated the carrying value.

Long-Term Debt

Components of long-term debt are as follows (in thousands):

	January 29, 2011	January 30, 2010
Total long-term debt	$—	$7,576
Less: current portion of long-term debt	—	(4,874)

Long-term debt, less current portion	$—	$2,702

Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC

On July 20, 2007, the Company entered into a Master Loan and Security Agreement (the “Master Agreement”) with Banc of America Leasing & Capital, LLC (“BALC”) for equipment financing. In conjunction with the Master Agreement, the Company entered into an Equipment Security Note (the “First Secured Note”), whereby it borrowed an aggregate of $17.4 million from BALC. The First Secured Note was due July 20, 2011.

On January 16, 2008, the Company entered into a second Equipment Security Note (the “Second Secured Note”) pursuant to the same terms and provisions of the Master Agreement, whereby it borrowed an additional $2.1 million. The Second Secured Note was due January 16, 2012.

Both secured notes accrued interest at a per annum rate of 1.75% plus the rate of interest equal to the 30-day published LIBOR rate. Principal and interest, in arrears, were payable monthly, commencing one month after issuance of such note.

During the fourth quarter of fiscal 2010, the Company prepaid, without penalty, the remaining $2.7 million outstanding under the secured notes.

The Company paid interest and fees on all the above described debt obligations totaling $0.8 million, $1.4 million and $3.1 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

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

As of January 29, 2011, the Company had net operating loss carryforwards of $55.5 million for federal income tax purposes and $37.2 million for state income tax purposes that are available to offset future taxable income, subject to certain annual usage limitations, through fiscal year 2029. As a result of the Casual Male acquisition and the issuance of additional equity in fiscal 2002, at January 29, 2011, the utilization of approximately $5.5 million in federal net operating losses is subject to an annual limitation of approximately $4.8 million per year. Additionally, the Company has alternative minimum tax credit carryforwards of $2.4 million, which are available to further reduce income taxes over an indefinite period.

Included in the net operating loss carryforwards for both federal and state income tax is approximately $8.0 million relating to stock compensation deductions, the tax benefit from which, if realized, will be credited to additional paid in capital.

The components of the net deferred tax assets as of January 29, 2011 and January 30, 2010 are as follows (in thousands):

	January 29, 2011	January 30, 2010
Deferred taxes:
Inventory reserves	$2,662	$1,815
Accrued expenses and other	3,117	2,933
Gain on sale-leaseback	8,683	9,262
Gain on sale of LPI	(100)	187
Lease accruals	3,207	2,778
Net operating loss carryforward	19,978	25,808
Foreign tax credit carryforward	599	550
State tax credits	27	—
Unrecognized loss on foreign exchange	102	84
Unrecognized loss on pension and pension expense	2,100	2,227
Alternative minimum tax credit carryforward	2,366	2,311
Excess of book over tax depreciation/amortization	2,410	1,596
Goodwill and intangibles	3,867	6,127

Subtotal	49,018	55,678
Valuation allowance	(50,556)	(56,447)

Net deferred tax assets (liabilities)	$(1,538)	$(769)

The provision for income taxes from continuing operations consists of the following:

	FISCAL YEARS ENDED
	January 29, 2011	January 30, 2010	January 31, 2009
	(in thousands)
Current:
Federal and state	$(119)	$628	$246
Foreign	70	73	83

	(49)	701	329

Deferred:
Federal and state	769	769	28,395
Foreign	—	—	222

	769	769	28,617

Total provision	$720	$1,470	$28,946

The following is a reconciliation between the statutory and effective income tax rates in dollars:

	FISCAL YEARS ENDED
	January 29, 2011	January 30, 2010	January 31, 2009
	(in thousands)
Federal income tax at the statutory rate	$5,632	$2,653	$(28,109)
State income and other taxes, net of federal tax benefit	751	334	(2,357)
Permanent items	405	616	96
Change in uncertain tax positions (1)	(799)
Repurchase and cancellation of stock options	—	—	1,975
Charge/(income) for valuation allowance (2)	(5,206)	(2,320)	56,838
Other, net	(63)	187	503

Provision for income tax from continuing operations	$720	$1,470	$28,946

(1)	In the third quarter of fiscal 2010, the Company recognized a tax benefit of $0.8 million as a result of the reduction in its liability for uncertain tax positions, due to the expiration of certain statutes of limitation.
(2)	For fiscal 2008, approximately $1.4 million of the $58.2 million increase in valuation allowance was charged to Accumulated Other Comprehensive Loss for increase in unrecognized pension losses and therefore did not affect the income tax provision.

The Company made tax payments of $0.9 million, $0.2 million and $0.2 million for fiscal years 2010, 2009 and 2008, respectively.

E. COMMITMENTS AND CONTINGENCIES

At January 29, 2011, the Company was obligated under operating leases covering store and office space, automobiles and certain equipment for future minimum rentals as follows:

TOTAL
FISCAL YEAR	(in thousands)
2011	$47,043
2012	40,333
2013	31,169
2014	23,642
2015	17,665
Thereafter	83,871

$243,723

In addition to future minimum rental payments, many of the store leases include provisions for common area maintenance, mall charges, escalation clauses and additional rents based on a percentage of store sales above designated levels. The store leases are generally five years in length and contain renewal options extending their terms to between 5 and 10 years.

Amounts charged to operations for all occupancy costs, automobile and leased equipment expense were $52.8 million, $55.6 million and $55.0 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

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

F. EQUITY

Sale of Common Stock

In fiscal 2009, the Company raised gross proceeds of $13.6 million from the sale of 4.95 million shares of its common stock through a registered direct offering. Offering costs associated with the sale were approximately $1.1 million. The net proceeds of approximately $12.5 million from this offering were used for general corporate purposes, primarily the repayment of indebtedness.

Long-Term Performance Share Bonus Plan

The Company has a Long-Term Incentive Plan, which was most recently amended in June 2010 (as amended the “Long-Term Incentive Plan”), for which certain key members of senior management are eligible to participate. Pursuant to the plan, annually the Compensation Committee of the Board of Directors can establish targeted performance goals, as provided for under the Company’s 2006 Incentive Compensation Plan. If the Company achieves the targeted performance goals, each participant in the plan will be entitled to receive an award (depending on the target level achieved) of the participant’s “target cash value” which is defined as the participant’s actual annual base salary in effect at the commencement of a fiscal year multiplied by the long-term incentive program percentage in such participant’s employment agreement or otherwise on file with the Company. For fiscal 2009 and fiscal 2010, for a minimum threshold payout, the Company needed to achieve 85% of the financial targets in order for participants to receive an award of 80% of target bonus and, for the participants to receive a maximum award of 150% of target bonus, the Company needed to achieve 125% of the financial targets. Awards are payable, based on the irrevocable election of each participant, in either cash, stock options and/or restricted shares or any combination thereof, provided that that Compensation Committee, in its discretion, may require that all or any portion of a participant’s award be paid in shares of restricted stock and/or stock options, as opposed to cash.

For fiscal 2009, the Company achieved its targets, meeting 123.8% of its EBITDA target and 125.6% of its operating margin percent target, resulting in a weighted 124.7% of target. Accordingly, in March 2010 the Company granted cash awards totaling $3.2 million and equity awards totaling $0.9 million, excluding potential forfeitures that may occur. Each award will vest, based on each participant’s election, in three separate tranches. The first tranche vests on March 19, 2011, the second tranche vests March 19, 2012 and the third tranche vests on March 19, 2013.

As permitted by the Long-Term Incentive Plan, for fiscal 2010, the Compensation Committee required that all participants, through their irrevocable elections, elect to receive at least 50% of any award in equity, through either shares of restricted stock and/or stock options.

Based on the operating results for fiscal 2010, the Company will grant awards, based on achieving 107% of its EBITDA target and 105% of its operating margin percent target, resulting in a weighted 106% of target. The estimated total payout will approximate $4.3 million, excluding potential forfeitures that may occur. Similar to fiscal 2009, each award will vest, based on each participant’s election, in three separate tranches, through fiscal 2014. Since the awards contain a performance feature that is forfeited if not achieved and the targets for fiscal 2010 were authorized and approved by the Compensation Committee in April 2010, the service inception date precedes the grant date, and therefore, the Company recognized compensation expense of $1.1 million of the $4.3 million in fiscal 2010. Additionally, because the participants will be receiving a portion of the award in equity, $0.7 million of the compensation expense has been included in Additional Paid In Capital as stock-based compensation.

Accordingly, subsequent to year-end, on March 15, 2011, the Compensation Committee of the Board of Directors approved the granting of approximately 539,000 shares of restricted stock and stock options to purchase approximately 73,000 shares of common stock.

G. STOCK OPTIONS AND RESTRICTED STOCK

The Company has one stock-based compensation plan, the 2006 Incentive Compensation Plan (as most recently amended on August 5, 2010, the “2006 Plan”). Grants still remain outstanding under the Company’s previous 1992 Stock Incentive Plan (the “1992 Plan”); however, as a result of the adoption of the 2006 Plan, no further grants can be made under the 1992 Plan.

Under the terms of the 2006 Plan, up to 5,750,000 shares of common stock were available for the granting of awards; provided, however, that the maximum number of shares available for the granting of awards other than stock options and stock appreciation rights, or SARs, cannot exceed 3,750,000 shares. The terms of the 2006 Plan provide for grants of stock options, SARs, restricted stock, deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property.

The 2006 Plan is administered by the Compensation Committee, all of the members of which are non-employee directors who qualify as independent under the listing standards of the Nasdaq Global Select Market. The Compensation Committee makes all determinations with respect to amounts and conditions covering awards. Options are not granted at a price less than fair value on the date of the grant. Options granted to employees and executives typically vest over three years and options granted to non-employee directors vest over two years. Generally, options expire ten years from the date of grant; however, the Company has granted certain option awards to Messrs. Levin and Hernreich with a maturity date limited to four years.

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

The Company repurchased options with underlying shares totaling 2,291,512 for an aggregate purchase price of $7,192. These options had exercise prices ranging from $4.54 to $12.35 per share. Of the 2,291,512 shares underlying the repurchased and cancelled options, options covering 1,246,004 shares were issued under the 2006 Plan and, in accordance with the terms of the 2006 Plan, became available for future issuance under the

2006 Plan. In connection with the one-time repurchase and cancellation of these options, the Company recognized additional stock compensation expense of approximately $1.5 million in the fourth quarter of fiscal 2008 related to the acceleration of vesting. The Company has no intention of repurchasing any options in the future, nor has any options been repurchased prior to this event. Pursuant to the most recent amendment to the 2006 Plan, the Company is no longer permitted to repurchase underwater options under the 2006 Plan.

2006 Plan—Stock Option and Restricted Share Award Activity

Stock Option Activity

The following table summarizes stock option activity under the 2006 Plan for fiscal 2010:

Stock Options	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at beginning of year	670,000	$4.72
Options granted	383,172	4.46
Options canceled	(10,000)	7.52
Options exercised	(25,000)	4.06

Outstanding options at end of year	1,018,172	$4.61	2.9 years	$32,176
Vested and expected to vest at end of year	1,013,772	$4.60	2.9 years	$32,072
Options exercisable at end of year	223,335	$5.00	7.3 years	$11,733

The total intrinsic value of options exercised under the 2006 Plan was $22,000 for fiscal 2010. There were no option exercises in fiscal 2009 and fiscal 2008.

Restricted Share Activity

The following table summarizes activity for non-vested shares (“restricted shares”) under the 2006 Plan for fiscal 2010:

Restricted Shares	Number of Shares	Weighted-average Grant-Date Fair Value (1)
Restricted shares outstanding at beginning of year	615,000	$1.35
Restricted shares granted	308,550	3.22
Restricted shares vested	(205,030)	1.35
Restricted shares canceled	(36,664)	1.32

Restricted shares outstanding at end of year	681,856	$2.20

(1)	The fair value of a restricted share is equal to the Company’s closing stock price on the date of grant.

Approximately $0.8 million of the total unrecognized stock compensation cost of $0.9 million is related to restricted shares unvested at January 29, 2011. The cost of the $0.8 million is expected to be recognized over a weighted-average period of 24.5 months.

Share Availability Under the 2006 Plan

At January 29, 2011, the Company has 3,736,329 shares available for future grant under the 2006 Plan. Of this amount, 2,779,501 shares remain available for awards other than options and stock appreciation rights. See Note F, Equity, above for a further discussion of potential grants subsequent to January 29, 2011 as it relates to the Company’s Long-Term Incentive Plan.

1992 Plan—Stock Option Activity-

The following table summarizes stock option activity under the 1992 Plan for fiscal 2010:

Stock Options	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,999,425	$5.78
Options granted	—	—
Options canceled	(51,000)	5.61
Options exercised	(27,500)	1.28

Outstanding at end of year	1,920,925	$5.85	2.7 years	$92,722
Vested and expected to vest at end of year	1,920,925	$5.85	2.7 years	$92,722
Options exercisable at end of year	1,920,925	$5.85	2.7 years	$92,722

The total intrinsic value of options exercised was $64,470 for fiscal 2010 and $0.3 million for fiscal 2009. There were no option exercises during fiscal 2008.

Options granted outside of the Company’s 1992 Plan and 2006 Plan

Below is a summary of options granted outside of the Company’s 1992 Plan and 2006 Plan. These outstanding options represent options which were granted to consultants of the Company prior to August 2003 and options granted to its executives, prior to fiscal 2004, in excess of the 1992 Plan’s annual maximum grant of 500,000.

Stock Options	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	985,000	$3.03
Options granted	—	—
Options canceled	—	—
Options exercised	(255,000)	1.33

Outstanding at end of year	730,000	$3.63	0.9 years	$417,700
Vested and expected to vest at end of year	730,000	$3.63	0.9 years	$417,700
Options exercisable at end of year	730,000	$3.63	0.9 years	$417,700

The total intrinsic value of options exercised outside of the Company’s 1992 Plan and 2006 Plan was $0.5 million for fiscal 2010 and $33,811 for fiscal 2009. There were no option exercises during fiscal 2008.

Non-Employee Director Stock Purchase Plan

In January 2010, the Company established a Non-Employee Director Stock Purchase Plan to provide a convenient method for its non-employee directors to acquire shares of the Company’s common stock at fair market value by voluntarily electing to receive shares of common stock in lieu of cash for service as a director. The substance of this plan is now encompassed within the Company’s Amended and Restated Non-Employee Director Compensation Plan.

For fiscal 2010, 36,020 shares of common stock, with a fair value of $120,232 were issued to its non-employee directors as compensation.

Issuance of Warrants

The following table summarizes the activity of the Company’s outstanding warrants for fiscal 2010:

Warrants	Number of Shares	Weighted-average Exercise price per Option
Warrants outstanding at beginning of year	1,058,000	$6.36
Warrants issued	—	—
Warrants canceled	(1,058,000)	$6.36
Warrants exercised	—

Warrants outstanding at end of year	—	—

There were no exercises of warrants in fiscal 2009 or fiscal 2008.

The above warrants were issued in connection with two separate private placements of subordinated notes in fiscal 2002 and fiscal 2003. In total, the Company issued warrants to purchase 4,073,871 shares of common stock with a total fair value of $15.2 million at the respective dates of grant. The fair value was reflected as a component of stockholders’ equity as a discount on the debt and was initially amortized over the term of the corresponding debt until the Company prepaid both series of subordinated notes in fiscal 2003 and fiscal 2004, at which time the unamortized value of the warrants was written off. The remaining outstanding warrants of 1,058,000 expired, unexercised, during fiscal 2010.

H. RELATED PARTIES

Seymour Holtzman and Jewelcor Management, Inc.

Seymour Holtzman, the Chairman of the Board of Directors of the Company, is compensated by the Company both directly (as an employee of the Company) and indirectly (as the president and chief executive officer and, together with his wife, indirectly, the indirect majority shareholders of Jewelcor Management Inc. (“JMI”)).

Since October 1999, the Company has had an ongoing consulting agreement with JMI to provide the Company with services as may be agreed upon between JMI and the Company. Mr. Holtzman, who has been the Company’s Chairman of the Board since April 11, 2000, is the beneficial holder of approximately 11.4% of the outstanding common stock of the Company at January 29, 2011.

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

The following table sets forth the Pension Plan’s funded status at January 29, 2011 and January 30, 2010:

	January 29, 2011	January 30, 2010
	(in thousands)
Change in benefit obligation:
Balance at beginning of period	$11,763	$12,267
Benefits and expenses paid	(506)	(561)
Service and interest costs	720	751
Settlements	(626)	(1,050)
Actuarial (gain) loss	1,067	356

Balance at end of year	$12,418	$11,763

Change in fair value of plan assets
Balance at beginning of period	$9,469	$9,039
Actual return on plan assets	1,092	2,041
Employer contributions	498	—
Settlements	(626)	(1,050)
Benefits and expenses paid	(506)	(561)

Balance at end of period	$9,927	$9,469

Reconciliation of Funded Status
Projected benefit obligation	$12,418	$11,763
Fair value of plan assets	9,927	9,469

Unfunded Status	$(2,491)	$(2,294)
Balance Sheet Classification
Other long-term liabilities	$2,491	$2,294

Total plan expense and other amounts recognized in accumulated other comprehensive loss for the year ended January 29, 2011, January 30, 2010 and January 31, 2009 include the following components:

	January 29, 2011	January 30, 2010	January 31, 2009
		(in thousands)
Interest cost on projected benefit obligation	$720	$751	$778
Expected return on plan assets	(756)	(723)	(1,089)
Amortization of unrecognized loss	365	397	311

Net pension cost	$329	$425	$—

Other changes recognized in other comprehensive loss, before taxes (in thousands):
Unrecognized losses at the beginning of the year	$5,087	$6,447	$3,061
Net periodic pension cost	(329)	(425)	—
Employer contribution	498	—	—
Change in plan assets and benefit obligations	197	(935)	3,386

Unrecognized losses at the end of year	$5,453	$5,087	$6,447

For fiscal 2011, the Company is expecting to make a contribution of $0.7 million to the plan.

Assumptions used to determine the benefit obligations as of January 29, 2011 and January 30, 2010 include a discount rate of 5.75% for fiscal 2010 and 6.00% for fiscal 2009. Assumptions used to determine the net periodic benefit cost for the years ended January 29, 2011, January 30, 2010 and January 31, 2009 included a discount rate of 5.75% for fiscal 2010, 6.00% for fiscal 2009 and 6.25% for fiscal 2008.

The expected long term rate of return for both the benefit obligation and the net periodic benefit cost was assumed to be 8.00% for both fiscal 2010 and fiscal 2009. The expected long-term rate of return assumption was developed considering historical and future expectations for returns for each asset class.

Estimated Future Benefit Payments

The estimated future benefits for the next ten fiscal years are as follows:

FISCAL YEAR	(in thousands)
2011	532
2012	572
2013	626
2014	674
2015	700
2016—2020	4,204

Plan Assets

The fair values of the Company’s noncontributory defined benefit retirement plan assets at the end of fiscal 2010, by asset category, are as follows:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Asset category:
Common Stock	$4,968	—	—	$4,968
Mutual Funds:
U.S. Equity	449	—	—	449
International Equity	1,515	—	—	1,515
Bond	2,486	—	—	2,486
Insurance Contracts	—	$490	—	490
Cash	19	—	—	19

Total	$9,437	$490	—	$9,927

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

The Company’s target asset allocation for fiscal 2011 and its asset allocation at January 29, 2011 and January 30, 2010 were as follows, by asset category:

	Target allocation	Percentage of plan assets at
Asset category:	Fiscal 2011	January 29, 2011	January 30, 2010
Equity securities	75.0%	69.8%	52.0%
Debt securities	20.0%	25.0%	30.7%
Insurance contracts	5.0%	4.9%	16.9%
Cash	—	0.3%	0.4%

Total	100.0%	100.0%	100.0%

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

The following table sets forth the Supplemental Plan’s funded status at January 29, 2011 and January 30, 2010:

	January 29, 2011	January 30, 2010
	(in thousands)
Change in benefit obligation:
Balance at beginning of period	$532	$519
Benefits and expenses paid	(30)	(30)
Actuarial loss (gain)	8	12
Service and interest costs	31	31

Balance at end of year	$541	$532

Change in fair value of plan assets
Balance at beginning of period	$—	$—
Employer contributions	30	30
Benefits and expenses paid	(30)	(30)

Balance at end of year	—	—

Projected benefit obligation	$541	$532

Reconciliation of Funded Status
Projected benefit obligation	$541	$532
Fair value of plan assets	—	—

Underfunded Status	$(541)	$(532)

Other changes recognized in other comprehensive loss, before taxes (in thousands):

	January 29, 2011	January 30, 2010	January 31, 2009
Unrecognized losses at the beginning of the year	$49	$38	$78
Net periodic pension cost	(31)	(31)	(31)
Employer contribution	30	30	27
Change in plan assets and benefit obligations	8	12	(36)

Unrecognized losses at the end of year	$56	$49	$38

Assumptions used to determine the benefit obligations as of January 29, 2011 and January 30, 2010 included a discount rate of 5.75% for fiscal 2010 and 6.00% for fiscal 2009. Assumptions used to determine the net periodic benefit cost for the years ended January 29, 2011, January 30, 2010 and January 31, 2009 included a discount rate of 5.75% for fiscal 2010, 6.00% for fiscal 2009 and 6.25% for fiscal 2008.

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

In May 2009, in connection with its cost reduction initiatives, the Board of Directors voted to cease any further employer contributions to the 401(k) Plan, effective May 31, 2009. In November 2010, the Administrative Committee voted to reinstate the Safe Harbor matching and vesting provision effective January 1, 2011.

The Company recognized $0.4 million and $1.3 million of expense under these plans in fiscal 2009 and 2008, respectively. No expense was recognized in fiscal 2010 as a result of the Board of Directors’ vote to cease employer contributions to the 401(k) Plan in May 2009.

J. DISCONTINUED OPERATIONS

During the first quarter of fiscal 2008, the Company sold its Jared M. business to a third party for a cash purchase price of $0.3 million. The Company did not recognize any material gain or loss on the sale. When the Company recorded its initial charges in fiscal 2007, its Jared M. showroom was being sub-leased and the Company believed no excess lease obligation existed. However, during fiscal 2008, the Company was not able to secure a long-term sub-lease agreement to completely satisfy its obligations under the lease agreement. Accordingly, during the fourth quarter of fiscal 2008, the Company recorded an additional charge of $0.9 million for the estimated lease obligation. No tax benefit was realized on the $0.9 million charge in fiscal 2008 due to the consolidated tax position of the Company. In fiscal 2010, the Company assigned the lease and no additional charge or income was recognized.

K. SALE OF LP INNOVATIONS, INC.

In fiscal 2006, the Company sold its loss prevention subsidiary, LP Innovations, Inc. (“LPI”), to a private equity group for a purchase price of $5.2 million. The Company received $3.0 million of the purchase price in cash at the closing and entered into a note for the remaining purchase price of $2.2 million. The note requires LPI to make quarterly payments to the Company commencing on the first anniversary of the note. The Company recognized an initial gain on the sale of LPI in the amount of $1.5 million which was recognized as “other income” for fiscal 2006. Due to the initial uncertainty regarding the collection of the note, the Company had partially reserved the balance of the note on the Consolidated Balance Sheets and has been recognizing income on the note when realizability was assured. For each of the fiscal years 2010, 2009 and 2008, the Company recognized $0.5 million, $0.6 million and $0.5 million, respectively, as “other income.” At January 29, 2011, there is no remaining income on the sale of LPI to be realized. The remaining balance of the note is $0.5 million at January 29, 2011.

L. SELECTED QUARTERLY DATA (UNAUDITED)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	FULL YEAR
	(In Thousands, Except Per Share Data)
FISCAL YEAR 2010
Sales	$94,984	$97,251	$89,936	$111,471	$393,642
Gross profit	43,568	45,109	41,134	50,616	180,427
Operating income (loss)	4,613	6,314	(827)	6,149	16,249
Income (loss) from continuing operations	4,561	6,266	(681)	5,945	16,091
Income tax provision (benefit)	407	670	(970)	613	720
Net income	4,154	5,596	289	5,332	15,371
Earnings per share—basic	$0.09	$0.12	$0.01	$0.11	$0.33
Earnings per share—diluted	$0.09	$0.12	$0.01	$0.11	$0.32

FISCAL YEAR 2009
Sales	$97,561	$98,252	$88,689	$110,666	$395,168
Gross profit	41,558	43,825	37,863	51,311	174,557
Operating income (loss)	610	4,332	(1,309)	4,378	8,011
Income (loss) from continuing operations	373	4,130	(1,471)	4,548	7,580
Income tax provision (benefit)	37	504	(61)	990	1,470
Net income (loss)	336	3,626	(1,410)	3,558	6,110
Earnings (loss) per share—basic	$0.01	$0.09	$(0.03)	$0.08	$0.14
Earnings (loss) per share—diluted	$0.01	$0.09	$(0.03)	$0.08	$0.14

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 29, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 29, 2011, our disclosure controls and procedures were effective.

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

Management assessed the design and effectiveness of our internal control over financial reporting as of January 29, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework.

Based on management’s assessment and the above mentioned criteria, management determined that we maintained effective internal control over financial reporting as of January 29, 2011.

Ernst & Young LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting as of January 29, 2011, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

of Casual Male Retail Group, Inc.

We have audited Casual Male Retail Group, Inc.’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Casual Male Retail Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Casual Male Retail Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Casual Male Retail Group, Inc. as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 29, 2011 of Casual Male Retail Group, Inc. and our report dated March 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 18, 2011

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 29, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III.

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to this Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended January 29, 2011 in connection with our 2011 Annual Meeting of Stockholders.

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 29, 2011.

Item 11. Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 29, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 29, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 29, 2011.

Item 14. Principal Accounting Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 29, 2011.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

15(a)(1) Financial Statements

The list of consolidated financial statements and notes required by this Item 15(a)(1) is set forth in the “Index to Consolidated Financial Statements” on page 42 of this Annual Report.

15(a)(2) Financial Statement Schedules

All schedules have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements or notes thereto.

15(a)(3) Exhibits

The list of exhibits required by this Item 15(a)(3) is set forth in the “Index to Exhibits” beginning on page 73 of this Annual Report.

Index to Exhibits

Exhibits
3.1	Restated Certificate of Incorporation of the Company, as amended (included as Exhibit 3.1 to Amendment No. 3 of the Company’s Registration Statement on Form S-1 (No. 33-13402), and incorporated herein by reference). *

3.2	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated June 22, 1993 (included as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on June 18, 1996, and incorporated herein by reference). *

3.3	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated August 8, 2002 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on September 17, 2002, and incorporated herein by reference). *

3.4	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated August 27, 2009 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 28, 2009, and incorporated herein by reference). *

3.5	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated August 27, 2009 (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 28, 2009, and incorporated herein by reference). *

3.6	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company establishing Series A Junior Participating Cumulative Preferred Stock dated May 1, 1995 (included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on May 3, 1996, and incorporated herein by reference). *

3.7	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series B Convertible Preferred Stock dated May 14, 2002 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference). *

3.8	Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, as filed with the Secretary of the State of Delaware on December 9, 2008 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 9, 2008, and incorporated herein by reference). *

3.9	By-Laws of the Company, as amended (included as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on December 12, 2000, and incorporated herein by reference). *

10.1	1992 Stock Incentive Plan, as amended (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference). *

10.2	Casual Male Retail Group, Inc. 2006 Incentive Compensation Plan, as amended (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 20, 2010, and incorporated herein by reference). *

10.3	Form of Non-Qualified Option Agreement for the Chairman and Executive Officers (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2006, and incorporated herein by reference). *

10.4	Form of Incentive Stock Option Agreement for the Chairman and Executive Officers (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2006, and incorporated herein by reference). *

10.5	Form of Non-Qualified Option Agreement for Non-Employee Directors (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2006, and incorporated herein by reference). *

Exhibits
10.6	Form of Option Repurchase Agreement dated January 29, 2009 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2009 and incorporated herein by reference). *

10.7	Casual Male Retail Group, Inc. Amended and Restated Non-Employee Director Compensation Plan (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-170764), and incorporated herein by reference). *

10.8	Sixth Amended and Restated Loan and Security Agreement dated November 10, 2010, by and among Bank of America, N.A., as Administrative Agent and Collateral Agent, the Revolving Credit Lenders identified therein, the Company, as Borrowers’ Representative, and the Company and CMRG Apparel, LLC, as Borrowers (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on January 7, 2011, and incorporated herein by reference). * †

10.9	Master Loan and Security Agreement dated July 20, 2007 between the Company and Banc of America Leasing & Capital, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2007, and incorporated herein by reference). *

10.10	Equipment Security Note Number 17608-70001 to the Master Loan and Security Agreement dated July 20, 2007 between the Company and Banc of America Leasing & Capital, LLC (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 20, 2010, and incorporated herein by reference). *

10.11	Equipment Security Note Number 17608-70002 to the Master Loan and Security Agreement dated January 16, 2008 between the Company and Banc of America Leasing & Capital, LLC (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 20, 2010, and incorporated herein by reference). *

10.12	Consulting Agreement, dated April 29, 2000 between the Company and Jewelcor Management, Inc. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 31, 2007, and incorporated herein by reference). *

10.13	Extension to Consulting Agreement, dated as of April 28, 2001, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on September 18, 2001, and incorporated herein by reference). *

10.14	Extension to Consulting Agreement, dated as of April 28, 2002, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed on June 18, 2002, and incorporated herein by reference). *

10.15	Extension to Consulting Agreement, dated as of April 29, 2003, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on May 5, 2003, and incorporated herein by reference). *

10.16	Amendment to Consulting Agreement, effective as of May 1, 2003, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2003, and incorporated herein by reference). *

10.17	Amendment to Consulting Agreement, dated as of August 26, 2004, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2004, and incorporated herein by reference). *

10.18	Amendment to Consulting Agreement, effective May 9, 2005, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2005, and incorporated herein by reference). *

Exhibits
10.19	Letter Agreement dated May 26, 2006 between the Company and Jewelcor Management, Inc. (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 30, 2006, and incorporated herein by reference). *

10.20	Amendment to Consulting Agreement dated as of May 30, 2007, effective April 29, 2007, between the Company and Jewelcor Management, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2007, and incorporated herein by reference). *

10.21	Amendment to Consulting Agreement dated September 8, 2008 between the Company and Jewelcor Management, Inc. (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 21, 2008, and incorporated herein by reference). *

10.22	Extension to Consulting Agreement, effective as of May 17, 2009 between the Company and Jewelcor Management, Inc. (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 20, 2009, and incorporated herein by reference). *

10.23	Revised and Restated Employment Agreement dated as of November 5, 2009 between the Company and David A. Levin (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2009, and incorporated herein by reference). *

10.24	Revised and Restated Employment Agreement dated as of November 5, 2009 between the Company and Dennis R. Hernreich (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2009, and incorporated herein by reference). *

10.25	Employment Agreement between the Company and Henry J. Metscher dated as of January 7, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2010, and incorporated herein by reference). *

10.26	Employment Agreement between the Company and Robert S. Molloy dated as of January 7, 2010 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 11, 2010, and incorporated herein by reference). *

10.27	Employment Agreement between the Company and Ric Della Bernarda dated as of January 8, 2010 (included as Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference). *

10.28	Employment Agreement between the Company and Francis Chane dated as of January 8, 2010 (included as Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference). *

10.29	Employment Agreement between the Company and Kenneth Ederle dated as of January 8, 2010 (included as Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference). *

10.30	Employment Agreement between the Company and Douglas Hearn dated as of January 8, 2010 (included as Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference) . *

10.31	Employment Agreement between the Company and Jack R. McKinney dated as of January 8, 2010 (included as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference). *

10.32	Employment Agreement between the Company and Peter E. Schmitz dated as of January 8, 2010 (included as Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference) . *

Exhibits
10.33	Employment Agreement between the Company and Vickie Smith dated as of January 8, 2010 (included as Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference). *

10.34	Employment Agreement between the Company and Walter E. Sprague dated as of January 8, 2010 (included as Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference). *

10.35	Employment Agreement between the Company and Peter H. Stratton, Jr. dated as of January 7, 2010 (included as Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference). *

10.36	Employment Agreement between the Company and Brian Reaves (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 21, 2010, and incorporated herein by reference). *

10.37	Casual Male Retail Group, Inc. Amended and Restated Long-Term Incentive Plan (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 20, 2010, and incorporated herein by reference). *

10.38	Second Amended and Restated Casual Male Retail Group, Inc. Amended and Restated Annual Incentive Plan (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 19, 2010 and incorporated herein by reference). *

10.39	Registration Rights Agreement entered into as of April 26, 2002, by and between the Company and the persons identified therein (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference). *

10.40	Registration Rights Agreement dated November 18, 2003 by and between the Company and Thomas Weisel Partners LLC (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference). *

10.41	Contribution Agreement dated January 30, 2006 by and among the Company, Spirit SPE Canton, LLC and Spirit Finance Acquisitions, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference). *

10.42	Membership Interest Purchase Agreement dated January 30, 2006 by and between the Company and Spirit Finance Acquisitions, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference). *

10.43	Lease Agreement dated February 1, 2006 by and between the Company and Spirit SPE Canton, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference). *

10.44	Buying Agency Agreement effective November 16, 2005 by and between Designs Apparel, Inc. and Li & Fung (included as Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed March 31, 2006, and incorporated herein by reference). *

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibits
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Securities and Exchange Commission.
†	Portions of this Exhibit have been omitted pursuant to a grant of confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.
March 18, 2011

	By:	/s/ DAVID A. LEVIN
David A. Levin President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DAVID A. LEVIN David A. Levin	President and Chief Executive Officer (Principal Executive Officer)	March 18, 2011

/s/ DENNIS R. HERNREICH Dennis R. Hernreich	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 18, 2011

/s/ PETER H. STRATTON, JR. Peter H. Stratton, Jr.	Senior Vice President of Finance and Corporate Controller (Principal Accounting Officer)	March 18, 2011

/s/ SEYMOUR HOLTZMAN Seymour Holtzman	Chairman of the Board of Directors	March 18, 2011

/s/ ALAN S. BERNIKOW Alan S. Bernikow	Director	March 18, 2011

/s/ JESSE H. CHOPER Jesse H. Choper	Director	March 18, 2011

/s/ JOHN E. KYEES John E. Kyees	Director	March 18, 2011

/s/ WARD K. MOONEY Ward K. Mooney	Director	March 18, 2011

/s/ GEORGE T. PORTER, JR. George T. Porter, Jr.	Director	March 18, 2011

/s/ MITCHELL S. PRESSER Mitchell S. Presser	Director	March 18, 2011