Form 10-Q
period 2011-04-30
CASUAL MALE RETAIL GROUP INC
filed 2011-05-20
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2011

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

The number of shares of common stock outstanding as of May 1, 2011 was 48,438,851.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 30, 2011	January 29, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,801	$4,114
Accounts receivable	3,686	3,618
Inventories	97,575	92,889
Prepaid expenses and other current assets	10,427	8,885

Total current assets	117,489	109,506
Property and equipment, net of accumulated depreciation and amortization	37,433	39,051
Other assets:
Intangible assets	32,122	32,262
Other assets	1,763	1,794

Total assets	$188,807	$182,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of deferred gain on sale-leaseback	$1,465	$1,465
Accounts payable	22,723	17,552
Income taxes payable	105	242
Accrued expenses and other current liabilities	23,016	26,936

Total current liabilities	47,309	46,195
Long-term liabilities:
Deferred gain on sale-leaseback, net of current portion	20,150	20,516
Deferred income taxes	1,730	1,538
Other long-term liabilities	3,032	3,032

Total liabilities	72,221	71,281

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding at April 30, 2011 and January 29, 2011	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 59,316,290 and 58,661,641 issued at April 30, 2011 and January 29, 2011, respectively	593	587
Additional paid-in capital	292,107	291,369
Accumulated deficit	(84,403)	(88,611)
Treasury stock at cost, 10,877,439 shares at April 30, 2011 and January 29, 2011	(87,977)	(87,977)
Accumulated other comprehensive loss	(3,734)	(4,036)

Total stockholders’ equity	116,586	111,332

Total liabilities and stockholders’ equity	$188,807	$182,613

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	April 30, 2011	May 1, 2010
Sales	$95,798	$94,984
Cost of goods sold, including occupancy	50,832	51,416

Gross profit	44,966	43,568
Expenses:
Selling, general and administrative	37,110	35,631
Depreciation and amortization	3,056	3,324

Total expenses	40,166	38,955

Operating income	4,800	4,613
Other income, net	—	103
Interest expense, net	(121)	(155)

Income before income taxes	4,679	4,561
Provision for income taxes	471	407

Net income	$4,208	$4,154

Net income per share – basic and diluted	$0.09	$0.09
Weighted average number of common shares outstanding
- basic	47,146	46,659
- diluted	48,030	47,267

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 30, 2011	May 1, 2010
Cash flows from operating activities:
Net income	$4,208	$4,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,056	3,324
Amortization of deferred gain from sale-leaseback	(366)	(366)
Deferred income taxes, net of valuation allowance	192	192
Stock based compensation expense	304	523
Issuance of common stock to Board of Directors	9	12
Changes in operating assets and liabilities:
Accounts receivable	(68)	(20)
Inventories	(4,686)	(8,716)
Prepaid expenses	(1,542)	(1,525)
Other assets	38	(27)
Accounts payable	5,171	8,066
Income taxes payable	(137)	(93)
Accrued expenses and other current liabilities	(3,044)	(4,920)

Net cash provided by operating activities	3,135	604

Cash flows from investing activities:
Additions to property and equipment	(1,879)	(678)
Net proceeds from sale of subsidiary, LP Innovations, Inc.	—	103

Net cash used for investing activities	(1,879)	(575)

Cash flows from financing activities:
Net borrowings under credit facility	—	2,162
Principal payments on long-term debt	—	(1,218)
Proceeds from the issuance of common stock under option program	431	279

Net cash provided by financing activities	431	1,223

Net change in cash and cash equivalents	1,687	1,252
Cash and cash equivalents:
Beginning of the period	4,114	4,302

End of the period	$5,801	$5,554

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended April 30, 2011

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at January 29, 2011	58,662	$587	$291,369	(10,877)	$(87,977)	$(88,611)	$(4,036)	$111,332

Stock based compensation expense			304					304
Issuance of restricted stock, net of cancellations	541	5	(5)					—
Board of Directors compensation	2	—	9					9
Exercises under option programs	111	1	430					431
Accumulated other comprehensive income (loss):
Unrecognized loss associated with pension plan							4	4
Foreign currency							298	298
Net income						4,208		4,208

Total comprehensive income								4,510

Balance at April 30, 2011	59,316	$593	$292,107	(10,877)	$(87,977)	$(84,403)	$(3,734)	$116,586

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

In the opinion of management of Casual Male Retail Group, Inc., a Delaware corporation (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company’s audited consolidated financial statements for the fiscal year ended January 29, 2011 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 18, 2011.

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

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2011 is a 52-week period ending on January 28, 2012. Fiscal 2010 was a 52-week period ending on January 29, 2011.

Segment Information

The Company reports its operations as one reportable segment, Big & Tall Men’s Apparel, which consists of its three operating segments – B&T Factory Direct, Casual Male XL and Rochester Clothing. The Company considers its operating segments to be similar in terms of economic characteristic, production processes and operations, and have therefore aggregated them into a single reporting segment. The Company’s DXL™ store format carries merchandise from all three of the Company’s operating segments. The operating results and assets of the Company’s direct businesses, Living XL, Shoes XL and the Company’s International Web Stores, are immaterial.

Other Intangibles

The Company’s trademarks are considered indefinite-lived intangible assets and must be tested annually for potential impairment. At January 29, 2011, both the Casual Male and Rochester trademarks were tested for potential impairment. Utilizing an income approach with appropriate royalty rates applied, the Company concluded that the Casual Male trademark, with a carrying value of $29.2 million, and the Rochester trademark, with a carrying value of $1.5 million, were not impaired. During the first three months of fiscal 2011, no event or circumstance occurred which would cause a reduction in the fair value of the Company’s reporting units, requiring interim testing of the Company’s trademarks.

Stock-based Compensation

All share-based payments, including grants of employee stock options and restricted stock, are recognized as an expense in the statement of operations based on their fair values and vesting periods. The fair value of stock options is determined using the Black-Scholes valuation model and requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). The Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as an expense over the vesting period, net of estimated forfeitures. The estimation of stock-based awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may differ from the Company’s current estimates.

For the first three months of fiscal 2011 and fiscal 2010, the Company recognized total stock-based compensation expense of $0.3 million and $0.5 million, respectively. Approximately $0.1 million of the $0.3 million of stock-based compensation expense for the first quarter of fiscal 2011 and $0.1 million of the $0.5 million for fiscal 2010 related to the expense associated with the grant of equity awards pursuant to the Company’s Long-Term Incentive Plan (“LTIP”).

The total compensation cost related to non-vested awards not yet recognized as of April 30, 2011 is approximately $2.1 million which will be expensed over a weighted average remaining life of 31 months.

Valuation Assumptions for Stock Options and Restricted Stock

During the first quarter of fiscal 2011, the Company granted 544,661 shares of restricted stock of which 538,661 shares were granted to members of management as a result of the Company achieving certain performance targets pursuant to its LTIP for fiscal 2010. In addition, the Company granted stock options to purchase 76,000 shares of common stock, of which 72,576 stock options were granted as part of the LTIP for fiscal 2010.

During the first quarter of fiscal 2010, the Company granted 283,550 shares of restricted stock to members of management as a result of the Company achieving certain performance targets pursuant to its LTIP for fiscal 2009. During the first quarter of fiscal 2010, stock options to purchase 368,172 shares of common stock were granted. Of this amount, stock options to purchase 20,606 shares of common stock were issued during the first quarter of fiscal 2010 pursuant to the LTIP for fiscal 2009.

Each restricted share of common stock was assigned a fair value equal to the closing price of the Company’s common stock on the date of grant. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average grant date fair-value of stock options granted during the first quarter of fiscal 2011 was $1.53 per share.

The following assumptions were used for grants for the first quarter of fiscal 2011 and fiscal 2010:

	April 30, 2011	May 1, 2010
Expected volatility	55.0%	55.0%
Risk-free interest rate	0.60 - 1.89%	1.14 - 1.55%
Expected life	2.5 - 4.5 yrs	2.1 - 2.5 yrs
Dividend rate	—	—

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

During the first quarter of fiscal 2011, options for 111,242 shares of common stock were exercised with an intrinsic value of approximately $51,000.

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

In May 2011, the FASB issued ASU No. 2011-04—Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. This update is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of ASU No. 2011-04 to have a material impact on the Company’s financial statements.

2.	Debt

Credit Agreement with Bank of America Retail Group, Inc.

The Company has a credit facility with Bank of America, N.A., most recently amended on November 10, 2010 (the “Credit Facility”).

The Credit Facility provides for a maximum committed borrowing of $75 million, which, pursuant to an accordion feature, may be increased to $125 million upon the request of the Company and the agreement of the lender(s) participating in the increase. The Credit Facility includes a sublimit of $20 million for commercial and standby letters of credit and a sublimit of up to $15 million for Swingline Loans. The maturity date of the Credit Facility is November 10, 2014.

Borrowings made pursuant to the Credit Facility will bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% and (c) the one month LIBOR rate) plus a varying percentage, based on the Company’s borrowing base, of 1.00-1.25% for prime-based borrowings and 2.00-2.25% for LIBOR-based borrowings. The Company is also subject to an unused line fee. At April 30, 2011, the Company’s prime-based interest rate was 4.25%.

The Company’s obligations under the Credit Facility are secured by a lien on all of its assets. The Company is not subject to any financial covenants pursuant to the Credit Facility.

At April 30, 2011, the Company had no borrowings outstanding under the Credit Facility. Outstanding standby letters of credit were $2.2 million and documentary letters of credit were $5.9 million. Unused excess availability at April 30, 2011 was $66.9 million. Average borrowings outstanding under this facility during the first quarter of fiscal 2011 were less than $50,000, resulting in an average unused excess availability of approximately $65.6 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

The fair value of the amount outstanding under the Credit Facility at April 30, 2011 approximated the carrying value.

Long-Term Debt with Banc of America Leasing & Capital, LLC

Pursuant to two Equipment Security Notes with Banc of America Leasing & Capital, LLC for equipment financing, the Company had $6.4 million outstanding at May 1, 2010. During fiscal 2010, the secured notes were fully repaid. Both notes accrued interest at a per annum rate of 1.75% plus the rate of interest equal to the 30-day published LIBOR rate. The Company has no long-term debt outstanding at April 30, 2011.

3.	Equity

Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended
(in thousands)	April 30, 2011	May 1, 2010
Common Stock Outstanding
Basic weighted average common shares outstanding	47,146	46,659
Common Stock Equivalents -Stock options, restricted stock and warrants	884	608

Diluted weighted average common shares Outstanding	48,030	47,267

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period because the exercise price of such options and warrants was greater than the average market price per share of common stock for the respective periods.

	For the three months ended
(in thousands, except exercise prices)	April 30, 2011	May 1, 2010
Options	2,562	3,292
Warrants	—	1,058
Range of exercise prices of such options and warrants	$4.54 - $10.26	$3.88 - $10.26

The above options, which were outstanding at April 30, 2011, expire from June 14, 2011 to March 31, 2021.

4.	Income Taxes

At April 30, 2011, the Company had total deferred tax assets of approximately $48.8 million, with a corresponding valuation allowance of $48.8 million and a total deferred tax liability of approximately $1.7 million. The deferred tax assets include approximately $19.7 million of net operating loss carryforwards that expire through 2029 and approximately $8.5 million of deferred gain on sale-leaseback and, to a lesser extent, other book/tax timing differences.

The Company’s effective tax rate for the first quarter of fiscal 2011 has been reduced from the statutory rate due to the utilization of the Company’s fully reserved net operating loss carryforwards.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to Topic 740, Income Taxes, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At April 30, 2011, the Company had no material unrecognized tax benefits.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 1998, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the first quarter of fiscal 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from such forward-looking statements. We encourage readers to refer to Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 29, 2011, filed with the Securities and Exchange Commission on March 18, 2011, and Part II, Item 1A of this Quarterly Report which identify certain risks and uncertainties that may have an impact on our future earnings and the direction of our Company.

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

BUSINESS SUMMARY

Casual Male Retail Group, Inc. together with our subsidiaries is the largest specialty retailer of big & tall men’s apparel with retail operations in the United States and London, England and direct businesses throughout the United States, Canada and Europe. We operate under the trade names of Casual Male XL, Casual Male XL Outlets, Destination XL™, Rochester Clothing, B&T Factory Direct, Shoes XL and Living XL. At April 30, 2011, we operated 379 Casual Male XL retail stores, 60 Casual Male XL outlet stores, 4 Destination XL (“DXL”) stores and 16 Rochester Clothing stores. Our direct business includes several catalogs and e-commerce sites which support our brands and product extensions.

Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Casual Male Retail Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years which end on January 28, 2012 and January 29, 2011 as “fiscal 2011” and “fiscal 2010,” respectively.

When discussing sales growth, we refer to the term “comparable sales.” Comparable sales for all periods include our retail stores that have been open for at least one full fiscal year together with our e-commerce and catalog sales. Stores that have been remodeled, expanded or re-located during the period are also included in our determination of comparable sales. Our Destination XL stores are considered relocations and comparable to all the closed stores in each respective market area. We include our direct businesses as part of our calculation of comparable sales since we are a multi-channel retailer, offering our customers convenient alternatives for their shopping. The method of calculating comparable sales varies across the retail industry and, as a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies.

RESULTS OF OPERATIONS

Financial Summary

With respect to earnings, our results for the first quarter of fiscal 2011 of $0.09 per diluted share are flat with the first quarter of fiscal 2010. Comparable sales for the first quarter of fiscal 2011 increased by 2.2%; however, adverse weather in certain parts of the midwest and northeast negatively impacted our comparable sales by approximately 1.5% in the first quarter of fiscal 2011 as compared to our sales trends in the west and south. Our merchandise margins during the first quarter continued to improve over the prior year’s first quarter which helped to offset our expected increase in selling, general and administrative (“SG&A”) expenses.

At April 30, 2011, we have no outstanding debt and have full availability under our credit facility of $66.9 million. We continue to generate positive free cash flow (see “Presentation of Non-GAAP Measure” below) and manage our inventory, which has been a key component to optimizing our merchandise margins, enabling us to avoid excessive promotional and clearance activity.

Fiscal 2011 Outlook

We expect earnings for fiscal 2011 to be between $0.40 to $0.45 per diluted share. This is based on an increase in sales of approximately 3.0%-4.0%, resulting in total sales of $405.0-$410.0 million. Our gross margin rate is expected to improve by 75 to 125 basis points from fiscal 2010’s gross margin rate. This increase is expected to be driven primarily by our expectation that occupancy costs, on a dollar basis, will remain relatively flat to fiscal 2010. We have reinstated our employer match for our 401K Plans and have given modest salary increases to our employees, resulting in an expected increase in SG&A of approximately 3.0% to $156.0 million. The modest salary increases are the first increases since the economic difficulties began in fiscal 2008.

From a liquidity perspective, we expect cash flow from operating activities of $34.0 million, resulting in free cash flow (as defined below under “Presentation of Non-GAAP Measure”) of approximately $16.0 million. We expect our cash balances to increase to $20.0-$25.0 million by the end of fiscal 2011. Our capital expenditures for fiscal 2011 will be approximately $18.0 million. These expenditures will primarily be spent on investing in the infrastructure of our direct channel, in connection with the launch of our new DXL™ website in the second quarter of fiscal 2011, and capital incurred with our planned opening of 14 to 15 new DXL stores during the second half of fiscal 2011 (up from our previous range of 10 to 14 DXL stores). As we open new DXL stores, we will be closing existing stores in the area. For fiscal 2011, we currently expect to close 15 to 20 existing stores. For fiscal 2012, we plan to open 20-30 additional DXL stores.

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

	For the three months ended:		Projected Cash Flow
(in millions)	April 30, 2011	May 1, 2010	Fiscal 2011
Cash flow from operating activities	$3.1	$0.6	$34.0
Less: Capital expenditures	(1.9)	(0.7)	(18.0)
Less: Discretionary store asset acquisitions	—	—	—

Free Cash Flow	$1.2	$(0.1)	$16.0

Sales

For the first quarter of fiscal 2011, total sales increased by 0.9% to $95.8 million when compared to total sales of $95.0 million for the first quarter of fiscal 2010. Comparable sales for the first quarter increased 2.2% when compared to the same period of the prior year. On a comparable basis, sales from our direct businesses increased by 4.7% and sales from our retail business increased 1.6%. As planned, during the first quarter of fiscal 2011, we started to increase prices within certain merchandise categories. The effect of these increases was immaterial to the results for the first quarter of fiscal 2011.

For the first quarter of fiscal 2011, comparable sales for our northeast and midwest regions were over 3% lower than comparable sales for our southern and western regions, principally due to adverse weather in those regions. As a result, comparable sales for the first quarter of fiscal 2011 were 1.5% lower than expected. Overall, we continue to experience improvement in our dollars spent per transaction, which has contributed to mitigating the low traffic flow. This sales trend in our northeast and midwest regions has not continued into the second quarter of fiscal 2011.

As expected, consumer spending has started to improve, albeit slowly. Each quarter, we experience gradual improvements in our store metrics as overall sales productivity continues to increase. Although we do not expect traffic levels to return to pre-recession levels this year, we are planning for a modest increase in our dollars per transaction as a result of price increases on some of our merchandise product. As such, we are expecting fiscal 2011 sales volumes to increase by approximately 3.0-4.0%, with total sales to be between $405.0-$410.0 million. We expect comparable sales growth to approximate between 4.0-4.5%.

Gross Profit Margin

For the first quarter of fiscal 2011, our gross margin rate, inclusive of occupancy costs, was 46.9% as compared to a gross margin rate of 45.9% for the first quarter of fiscal 2010. The increase of 100 basis points was the result of increased merchandise margins for the first quarter of fiscal 2011 of 90 basis points plus an increase of 10 basis points in occupancy costs as a result of leveraging occupancy costs. Our merchandise margin continues to benefit from our improved inventory management and managed markdowns. On a dollar basis, occupancy costs for the first quarter of fiscal 2011 were flat when compared to the first quarter of fiscal 2010.

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

Selling, General and Administrative Expenses

SG&A expenses for the first quarter of fiscal 2011 were 38.7% of sales as compared to 37.5% of sales for the first quarter of fiscal 2010. On a dollar basis, SG&A expenses increased $1.5 million, or 4.2%, for the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010. This increase is primarily due to payroll related expenses, such as modest salary increases, severance payments, reinstatement of the 401K employer match, as well as increased staffing in our global sourcing and merchandise areas. The first quarter of fiscal 2011 includes an increase in the accrual for bonus of approximately $0.5 million. For fiscal 2010, the bonus was not accrued until the third quarter when achievement of the bonus became probable.

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

Interest Expense, Net

Net interest expense was $0.1 million for both the first quarter of fiscal 2011 and fiscal 2010. The interest expense for the first quarter of fiscal 2011 primarily relates to the unused line fee on our credit facility as a result of having essentially no borrowings during the first quarter of fiscal 2011.

Income Taxes

At April 30, 2011, our total deferred tax assets were approximately $48.8 million, with a corresponding valuation allowance of $48.8 million and a deferred tax liability of approximately $1.7 million. The deferred tax assets include approximately $19.7 million of net operating loss carryforwards that expire through 2029 and approximately $8.5 million of deferred gain on our sale-leaseback and, to a lesser extent, other book/tax timing differences.

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

Our effective tax rate for the first quarter of fiscal 2011 has been reduced from the statutory rate due to the utilization of fully reserved NOL carryforwards.

Net Income

For the first quarter of fiscal 2011 we had net income of $4.2 million, or $0.09 per diluted share, as compared to net income of $4.2 million, or $0.09 per diluted share, for the first quarter of fiscal 2010.

Inventory

At April 30, 2011, total inventory was $97.6 million compared to $92.9 million at January 29, 2011 and $98.7 million at May 1, 2010.

Inventory at the end of the first quarter of fiscal 2011 decreased slightly by $1.1 million as compared to May 1, 2010. We continue to make a concerted effort to manage our inventory levels and as a result our merchandise margins continue to improve. Because of the upcoming Father’s Day, we typically increase our inventory levels when compared to year-end balances.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs are for working capital (essentially inventory requirements) and capital expenditures. As discussed below, our capital expenditure program for fiscal 2011 is $18.0 million, which is greater than fiscal 2010 primarily due to the opening of 14-15 Destination XL stores as well as the upgrading of our e-commerce sites to a multi-brand format.

We currently believe that our existing cash generated by operations together with our availability under our credit facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements. For the first quarter of fiscal 2011, free cash flow, which we define as cash flow from operating activities, less capital expenditures and discretionary store asset acquisitions, if any, improved by $1.3 million to $1.2 million from $(0.1) million for the first quarter of fiscal 2010. See “Presentation of Non-GAAP Measure” above regarding non-GAAP free cash flow. The improvement in free cash flow of $1.3 million in the first quarter of fiscal 2011 was due to the timing of working capital.

In addition to cash flow from operations, our other primary source of working capital is our credit facility, which we amended and restated with Bank of America, N.A. (the “Credit Facility”) during the fourth quarter of fiscal 2010. The Credit Facility provides for a maximum committed borrowing of $75 million, which, pursuant to an accordion feature, may be increased to $125 million upon our request and the agreement of the lender(s) participating in the increase. The Credit Facility includes a sublimit of $20 million for commercial and standby letters of credit and a sublimit of up to $15 million for Swingline Loans. The maturity date of the Credit Facility is November 10, 2014. Our Credit Facility is described in more detail in Note 2 to the Notes to the Consolidated Financial Statements.

We had no borrowings outstanding under the Credit Facility at April 30, 2011. Outstanding standby letters of credit were $2.2 million and outstanding documentary letters of credit were $5.9 million. The average monthly borrowing outstanding under this facility during the first quarter of fiscal 2011 was less than $50,000, resulting in an average unused excess availability of approximately $65.6 million. Unused excess availability at April 30, 2011 was $66.9 million. Our obligations under the Credit Facility are secured by a lien on all of our assets. The facility contains no financial covenants.

Capital Expenditures

The following table sets forth the open stores and related square footage at April 30, 2011 and May 1, 2010, respectively:

	At April 30, 2011		At May 1, 2010
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
Casual Male XL	439	1,572	457	1,642
DXL	4	46	—	—
Rochester Clothing	16	138	19	155

Total Stores	459	1,756	476	1,797

Total cash outlays for capital expenditures for the first quarter of fiscal 2011 and fiscal 2010 were $1.9 million and $0.7 million, respectively.

For fiscal 2011, our capital expenditures are expected to be approximately $18.0 million. The budget includes approximately $10.0 million related to the opening of 14-15 additional Destination XL stores and approximately $5.0 million for continued information technology projects, including the launch of our enhanced multi-branded e-commerce site, with the remainder for general overhead projects. In addition, we expect to close between 15-20 existing stores.

DXL store openings

Based on the strong performance of the four DXL stores opened in fiscal 2010, we plan to open an additional 14-15 new DXL stores in the second half of fiscal 2011. Depending on the real estate and market demographics for each of these store locations, we expect the size of each store to be between 6,000 to 12,000 square feet, to accommodate each market.

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

Store Count

Below is a summary of store openings and closings since January 29, 2011:

	Casual Male	DXL	Rochester Clothing	Total stores
At January 29, 2011	440	4	16	460
Closed stores	(1)	—	—	(1)

At April 30, 2011	439	4	16	459

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended January 29, 2011 filed with the SEC on March 18, 2011.

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires November 10, 2014, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At April 30, 2011, we had no outstanding borrowings. Because our average outstanding borrowings during the first quarter of fiscal 2011 were less than $50,000, any increase in interest rates would have been immaterial to the financial results for the first quarter of fiscal 2011.

Foreign Currency

Our Sears Canada catalog operations conduct business in Canadian dollars and our Rochester Clothing store located in London, England conducts business in British pounds. Our international e-commerce sites conduct business in Euros and British pounds. If the value of the Canadian dollar, British pound or Euro against the U.S. dollar weakens, the revenues and earnings of these operations will be reduced when they are translated or remeasured to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of April 30, 2011, sales from our Sears Canada operations, our London Rochester Clothing store and our international e-commerce sites were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse affect on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2011. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe that the resolution of these matters will not have an adverse impact on our operations or financial position.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended January 29, 2011 filed with the SEC on March 18, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Amended and Restated Consulting Agreement, effective as of April 28, 2011, between the Company and Jewelcor Management, Inc.

10.2	Employment Agreement between the Company and Seymour Holtzman dated as of April 28, 2011.

10.3	Employment Agreement between the Company and John Wagner dated as of April 25, 2011.

10.4	Employment Agreement between the Company and Francie Nguyen dated as of May 2, 2011.

10.5	First Amendment to Employment Agreement between the Company and Kenneth Ederle effective as of April 25, 2011.

10.6	Amendment to the Casual Male Retail Group, Inc. 1992 Stock Incentive Plan, as amended, effective as of April 15, 2011.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.

Date: May 20, 2011	By:	/S/ PETER H. STRATTON, JR.
Peter H. Stratton, Jr.
Senior Vice President of Finance, Corporate Controller
and Chief Accounting Officer