Form 10-K/A
period 2011-01-29
CASUAL MALE RETAIL GROUP INC
filed 2011-05-31
CIK 813298

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

The registrant had 48,431,074 shares of Common Stock, $0.01 par value, outstanding as of May 15, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

none.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10–K for the fiscal year ended January 29, 2011 pursuant to General Instruction G(3) to Form 10–K for the sole purpose of filing the information required to be disclosed pursuant to Part III of Form 10–K. This Form 10–K/A does not reflect events occurring after the filing of the original Form 10–K. Except for the amendments described above, this Form 10–K/A does not modify or update the disclosure in our Annual Report on Form 10–K for the fiscal year ended January 29, 2011 originally filed with the Securities and Exchange Commission on March 18, 2011.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Set forth below is certain information regarding our directors, including information furnished by them as to their principal occupations and business experience for the past five years, certain directorships held by each director, their respective ages as of May 15, 2011 and the year in which each became a director of our Company:

NAME	AGE	POSITION	DIRECTOR SINCE

Seymour Holtzman	75	Chairman of the Board and Director	2000
David A. Levin	60	President, Chief Executive Officer and Director	2000
Alan S. Bernikow	70	Director (1),(2)	2003
Jesse Choper	75	Director (1),(2),(3)	1999
John Edward Kyees	64	Director (1),(4)	2010
Ward K. Mooney	62	Director (3)	2006
George T. Porter, Jr.	64	Director (3), (5)	1999
Mitchell S. Presser	46	Director (2)	2007

(1)	Current member of the Audit Committee.
(2)	Current member of the Nominating and Corporate Governance Committee.
(3)	Current member of the Compensation Committee.
(4)	Mr. Kyees was appointed a director of the Company on May 3, 2010. Mr. Kyees was also appointed a member of the Audit Committee effective May 3, 2010.
(5)	Mr. Porter was a member of the Audit Committee until his seat was filled by Mr. Kyees effective May 3, 2010.

Seymour Holtzman, has been a director since April 7, 2000 and Chairman of the Board since April 11, 2000. On May 25, 2001, the Board of Directors hired Mr. Holtzman as an employee. Mr. Holtzman has been involved in the retail business for over 35 years. For many years, he has been the President and Chief Executive Officer of Jewelcor, Incorporated, a former New York Stock Exchange listed company that operated a chain of retail stores. From 1986 to 1988, Mr. Holtzman was Chairman of the Board and Chief Executive Officer of Gruen Marketing Corporation, an American Stock Exchange listed company involved in the nationwide distribution of watches. For at least the last five years, Mr. Holtzman has served as Chairman and Chief Executive Officer of Jewelcor Management, Inc., a company primarily involved in investment and management services. Mr. Holtzman is owner and Chief Executive Officer of each of C.D. Peacock, Inc., a Chicago, Illinois retail jewelry establishment, and Homeclick, LLC, a privately held internet retailer specializing in luxury brands for the home. Mr. Holtzman was the Chief Executive Officer and Co-Chairman of the Board of George Foreman Enterprises, Inc. (OTCBB: “GFME.PK”), formerly MM Companies, Inc., until his resignation in November 2010. Mr. Holtzman is a successful entrepreneur with extensive experience working with public companies and provides valuable insight to the Board with respect to strategic planning.

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

Jesse Choper has been a director since October 8, 1999. Mr. Choper is the Earl Warren Professor of Public Law at the University of California at Berkeley School of Law, where he has taught since 1965. From 1960 to 1961, Professor Choper was a law clerk for Supreme Court Chief Justice Earl Warren. Mr. Choper is a member of the California Horseracing Board. Mr. Choper was a member of the Board of Directors of George Foreman Enterprises, Inc. (OTCBB: “GFME.PK”) until his resignation in November 2010. Mr. Choper provides valuable legal expertise to the Board. His specific legal background makes him an authority on ethical behavior and he provides valuable insight with respect to corporate governance. Mr. Choper’s tenure and service as a director for over ten years is also considered a valuable asset to the Board.

John E. Kyees has been a director since May 3, 2010. From 2003 until his retirement in 2010, Mr. Kyees was the Chief Financial Officer of Urban Outfitters, Inc. Mr. Kyees continues to serve as the Chief of Investor Relations for Urban Outfitters. Prior to that, from 2002 to 2003, Mr. Kyees was the Chief Financial Officer and Chief Administrative Officer of bebe Stores, Inc. Mr. Kyees is a member of the Board of Directors of Vera Bradley and serves as Chairman of the Audit Committee and Compensation Committee and is a member of the Nominating and Corporate Governance Committee. Mr. Kyees brings to the Board extensive executive level retail experience having served as Chief Financial Officer for several prominent retailers. His insight with respect to merchandising, operational activities and finance is an asset to our Board. Institutional Investor magazine selected Mr. Kyees as a top specialty retail chief financial officer on five separate occasions, evidencing his strong skills in corporate finance, strategic and accounting matters.

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

Mitchell S. Presser has been a director since May 1, 2007. Since November 2006, Mr. Presser has been a founding partner of Paine & Partners, LLC (including its predecessor), a private equity firm. Prior to that, Mr. Presser was a law partner with Wachtell, Lipton, Rosen & Katz, specializing in mergers & acquisitions. Mr. Presser serves as a director on the boards of four privately-held companies. Mr. Presser’s extensive experience in private equity and strategic planning provides valuable insight to the Board.

All directors hold office until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified or until their earlier death, resignation or removal.

Non-Director Executive Officers

Dennis R. Hernreich, 54, has been our Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary since September 2002. Prior to that, Mr. Hernreich served as our Senior Vice President, Chief Financial Officer and Treasurer upon joining us on September 5, 2000. Prior to joining our Company, from 1996 through 1999, Mr. Hernreich held the position of Senior Vice President and Chief Financial Officer of Loehmann’s, a national retailer of women’s apparel. From 1999 to August 2000, Mr. Hernreich was Senior Vice President and Chief Financial Officer of Pennsylvania Fashions, Inc., a 275-store retail outlet chain operating under the name Rue 21.

Francis Chane, 48, joined us in June 2008 as our Vice President of Distribution & Logistics. Prior to joining our Company, Mr. Chane was Vice President Operations & Facilities for Redcats USA, a division of the French multi-national company PPR, from 1999 to April 2008.

Angela Chew, 44, has been our Vice President of Global Sourcing since May 2010. From October 2009 through May 2010, Ms. Chew was our Senior Director of Global Sourcing. Prior to that, Ms. Chew was our Director of Global Sourcing from February 2009 to October 2009. Prior to joining our Company, from October 2007 to December 2008 Ms. Chew was the Senior Product Merchant for Redcats USA. From 2007 to 2009, Ms. Chew was an Independent Retail Consultant and Analyst with the Gerson Lehrman Group and, from August 2006 to December 2006, the Executive Vice President of Global Sourcing for Rocawear.

Richard Della Bernarda, 49, has been our Senior Vice President and Chief Marketing Officer since June 2007. Mr. Della Bernarda began his career with Casual Male Corp. in 1992 and joined our Company in May 2002 as part of our acquisition of Casual Male Corp. as our Senior Vice President of Marketing.

Kenneth M. Ederle, 46, has been our Senior Vice President – General Merchandising Manager DXL since May 2011. Prior to that, Mr. Ederle was our Vice President, General Merchandise Manager of Rochester Clothing from August 2008 until May 2011. From January 2008 to August 2008, Mr. Ederle was our Merchandise Manager of Sportswear for Rochester Clothing and prior to that was one of our Merchandise Managers for Casual Male from November 2006 to December 2007. Prior to joining the Company in 2006, Mr. Ederle was a Senior Buyer and Senior Planner for Limited Brands.

Jack R. McKinney, 55, has been our Senior Vice President and Chief Information Officer since June 2002. Mr. McKinney began his career with Casual Male Corp. in 1997 and joined our Company in May 2002 as part of our acquisition of Casual Male Corp.

Robert S. Molloy, 51, has been our Senior Vice President and General Counsel since April 2010. Prior to that, Mr. Molloy was the Vice President and General Counsel since joining the Company in February 2008. Prior to joining the Company, Mr. Molloy served as Vice President, Assistant General Counsel at Staples, Inc. from May 1999 to February 2008. Prior to May 1999, Mr. Molloy served as a trial attorney.

Francie Nguyen, 46, joined our Company in May 2011 as Senior Vice President –CMRG Direct Business. Prior to that, Ms. Nguyen was the General Manager, President of Women’s, Men’s and Kids Apparel, Footwear and Home at Hanover Direct from May 2008 until May 2011. From October 2005 to May 2008, Ms. Nguyen was the Vice President of Merchandising, Women’s Fashion and Home at Spiegel.

Brian Reaves, 50, joined our Company in May 2010 as our Senior Vice President of Store Sales and Operations. Prior to joining our Company, Mr. Reaves was the Vice President – Outreach and Group Sales for David’s Bridal from 2007 to 2009. Before that, Mr. Reaves was the Senior Vice President of Sales for The Bridal Group from 2004 to 2007.

Peter E. Schmitz, 52, joined the Company in August 2007 as our Senior Vice President, Real Estate and Store Development. Prior to that, Mr. Schmitz was the Vice President of Real Estate for Brooks/Eckerd Pharmacy Chain since 1995.

Vickie S. Smith, 54, joined the Company in February 2008 as our Senior Vice President, Planning and Allocation. Prior to that, Ms. Smith worked at Urban Brands as Senior Vice President, Planning, Allocation and Marketing from May 2006 to November 2007. From May 2001 to December 2005, Ms. Smith was the Vice President, Corporate Planning and Allocation at JCPenney.

Peter H. Stratton, Jr., 39, has been our Senior Vice President of Finance, Corporate Controller and Chief Accounting Officer since August 2009. Mr. Stratton joined us in June 2009 as Vice President of Finance. From May 2007 to June 2009, he served as Senior Director of Corporate Accounting at BearingPoint, Inc. Prior to May 2007, Mr. Stratton held various finance and accounting leadership positions at Legal Sea Foods, Inc., Shaw’s Supermarkets, Inc. and Cintas Corporation.

Walter E. Sprague, 62, has been our Senior Vice President of Human Resources since May 2006. From August 2003 through April 2006, Mr. Sprague was our Vice President of Human Resources. Prior to joining our Company, Mr. Sprague was the Managing Director Northeast, for Marc-Allen Associates, a nationwide executive recruiting firm. From 1996 to 2002, Mr. Sprague was the Assistant Vice President – Senior Director of Human Resources for Foot Locker Inc. and prior to that, the Assistant Vice President – Senior Director of Human Resources of Human Resources for Woolworth Corporation, the predecessor company to Foot Locker Inc.

John R. Wagner, 56, has been our Vice President, Merchandise Manager for Tailored Clothing and Furnishings since November 2010. In April 2011, Mr. Wagner assumed the oversight responsibilities for Shoes XL and Accessories for Rochester Clothing and Casual Male XL. Prior to joining our company, Mr. Wagner was President of Innovative Sourcing Group, a New York based product development and sourcing firm specializing in men’s apparel. From 2001 to 2007, Mr. Wagner held the positions of Vice President of Manufacturing and Product Development and Vice President of Tailored Clothing for S&K Famous Brands, a men’s specialty retail chain based in Richmond, Virginia.

There are no family relationships between any of our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). The Reporting Persons are required to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during fiscal 2010, we believe that the current Reporting Persons complied with all applicable Section 16(a) reporting requirements and that all required reports were filed in a timely manner, with the following exception. In April 2010, Mr. Levin filed a late Form 4 for stock compensation received in connection with our 2009 Long-Term Incentive Plan on March 19, 2010.

Code of Ethics

We have adopted a Code of Ethics which applies to our directors, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as well as our other senior officers. The full text of the Code of Ethics can be found under “Corporate Governance” on the Investor Relations page of the our corporate web site, which is at www.casualmaleXL.com.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee is currently comprised of Messrs. Choper, Bernikow and Kyees. Mr. Kyees replaced Mr. Porter as a member of the audit committee on May 3, 2010. Each of the members of the Audit Committee is independent, as independence for audit committee members is defined under the rules of the Nasdaq Global Select Market (“Nasdaq”). In addition, the Board of Directors has determined that Mr. Bernikow is an “audit committee financial expert” under the rules of the SEC.

The Audit Committee operates under a written charter, which can be found under “Corporate Governance” on the Investor Relations page of our website at www.casualmaleXL.com.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses the compensation paid to our key executives which includes our Chief Executive Officer and our Chief Financial Officer (“Key Executives”) as well as our other executive officers (the “Senior Executives”). For the purposes of this Form 10-K/A, the Key Executives and our next three most highly-compensated Senior Executives for fiscal 2010 are collectively referred to herein as our “Named Executive Officers.”

The Named Executive Officers for fiscal 2010 are: David A. Levin, President and Chief Executive Officer, Dennis R. Hernreich, Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary, Robert S. Molloy, Senior Vice President and General Counsel, Douglas Hearn, Former Senior Vice President, General Merchandise Manager of Casual Male XL and Global Sourcing, and Henry J. Metscher, Former Senior Vice President, General Merchandise Manager, Direct Businesses and President of Footwear. Messrs. Hearn and Metscher were Senior Executives while employed with us prior to their departures on April 25, 2011 and May 14, 2011, respectively.

Our Key Executives are Messrs. Levin and Hernreich. Our Senior Executives are listed under “Item 10. Directors, Executive Officers and Corporate Governance-Non-Director Executive Officers”, with the exception of Dennis R. Hernreich who is a Key Executive.

The Compensation Committee of our Board of Directors determines the compensation for our Named Executive Officers. The responsibility of our Compensation Committee is to establish, implement and continually monitor adherence to our compensation philosophy, as well as ensure that the total compensation is fair, reasonable, competitive and consistent with the interests of the Company’s stockholders.

Executive Summary

We believe that our executive compensation policies and practices appropriately balance the interests of our executives with those of our stockholders. Performance is a key component of our philosophy for executive compensation. Accordingly, our executive’s compensation, specifically our compensation for our Key Executives, is heavily weighted toward “at risk” performance-based compensation. Our executives’ compensation for 2010 consisted of base salary (“guaranteed compensation”) and performance-based compensation (“at-risk compensation”). The performance-based compensation consisted of: (i) an annual cash incentive based on achievement of specified performance goals for fiscal 2010 and (ii) a long-term incentive which is also based on achievement of specified performance goals for fiscal 2010, but which vests ratably over a three-year period starting on the first anniversary of the date of grant. See “Components of Executive Compensation” below for a full description of these two incentive plans.

During fiscal 2010, with the exception of the reinstatement of a 5% salary reduction that all of senior management took in fiscal 2009, base salary for our Key Executives and Senior Executives remained flat for fiscal 2010. Accordingly, the only opportunity for our Key Executives and Senior Executives to achieve compensation above 2009 levels was to exceed the performance targets established for our annual and long-term incentive plans to the same degree as in fiscal 2009.

The following charts show the breakdown of compensation for our Key Executives and Senior Executives, assuming performance under our annual and long-term incentive plans were achieved at “target” levels.

Summary of Fiscal 2010 Performance Compared to Fiscal 2009

We exceeded our original expectations for earnings in fiscal 2010, despite the slow economic recovery. With an essentially flat sales base in fiscal 2010, we were able to double our operating income from $8.0 million in fiscal 2009 to $16.2 million for fiscal 2010, resulting in diluted earnings per share of $0.32 per share as compared to $0.14 per share in fiscal 2009.

	For the fiscal year ending:
	% Change	January 29, 2011 (Fiscal 2010)	January 30, 2010 (Fiscal 2009)
	(in millions except per share and percentages)
Sales	(0.3)%	$393.6	$395.2
Operating Income	102.5%	$16.2	$8.0
Operating Margin Percentage	105.0%	4.1%	2.0%
Net income	152.5%	$15.4	$6.1
Adjusted EBITDA, a non-GAAP measure (1)	25.5%	$29.5	$23.5

Earnings per share – diluted	128.6%	$0.32	$0.14

(1)	EBITDA, which is defined as income from continuing operations before interest, taxes, depreciation and amortization, is adjusted each period to exclude other income (which represents the deferred gain related to the sale of our loss prevention subsidiary in fiscal 2006 (“Adjusted EBITDA”). EBITDA and Adjusted EBITDA are non-GAAP measures and should not be considered superior to or as a substitute for net income derived in accordance with GAAP. We use Adjusted EBITDA because: (i) it measures performance over the periods in which executives can have significant impact, (ii) is directly linked to our long-term growth plan, and (iii) is a key metric used by management and the board to assess our operating performance. Adjusted EBITDA for fiscal 2010 is calculated as net income of $15.4 million, plus interest of $0.7 million, taxes of $0.7 million and depreciation and amortization of $13.2 million minus other income (related to the deferred gain) of $0.5 million. Adjusted EBITDA for fiscal 2009 is calculated as net income of $6.1 million, plus interest of $1.0 million, taxes of $1.5 million and depreciation and amortization of $15.5 million minus other income (related to the deferred gain) of $0.6 million.

Summary of Total Compensation Earned for Fiscal 2010 Compared to Fiscal 2009

The compensation earned by the Key Executives and Senior Executives recognized these financial achievements. However, on a comparative basis, the compensation earned by our Named Executive Officers for fiscal 2010 was slightly less than compensation earned for fiscal 2009. Because of the economic recession in fiscal 2009, the financial targets for fiscal 2009 did not include any sales growth and, instead, focused on strengthening gross margins and liquidity and reducing overhead. We exceeded these goals for fiscal 2009 by improving our gross margins through strong inventory control and negotiated rent reductions and reducing our selling, general and administrative expenses by $30.0 million on an annualized basis. As a result, incentive payouts for fiscal 2009 under our annual and long-term incentive plans exceeded target levels. For fiscal 2010, the performance targets, which represented an increase of approximately 20% over fiscal 2009 actual results, were based on an expectation that retail sales would start to rebound. However, sales throughout the retail industry were much slower to recover than planned, resulting in an essentially flat sales base for us in fiscal 2010. Despite the sales shortfall against expectations, we were able to further improve our merchandise margins and control expenses. In addition, through improved sales productivity, we were able to improve our conversion rates in our stores (the number of people who visit a store and make a purchase) and average dollars per transaction metrics. These improvements helped us to offset the continued weak traffic flow. The combination of these achievements in fiscal 2010 enabled us to exceed slightly the performance targets established for fiscal 2010, but were insufficient to reach the level achieved in fiscal 2009. See the “Summary Compensation Table” on page 19 for a detailed breakdown of compensation for each Named Executive Officer. Based on our results for fiscal 2010, we achieved our performance targets for our annual and long-term incentive plans for fiscal 2010.

The following table summarizes total compensation earned by each Named Executive Officer for fiscal 2010 as compared to fiscal 2009.

Named Executive Officer	% Change 2010 vs. 2009	January 29, 2011 (Fiscal 2010) (1)	January 30, 2010 (Fiscal 2009) (1)
David A. Levin,	(1.2)%	$2,922,629	$2,959,541
President and Chief Operating Officer
Dennis R. Hernreich	(13.5)%	$1,969,221	$2,275,693
Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary
Robert S. Molloy	(11.8)%	$697,952	$791,122
Senior Vice President and General Counsel
Douglas Hearn	(9.1)%	$592,795	$652,445
Former Senior Vice President, General Merchandise Manager, Casual Male XL and Global Sourcing (2)
Henry J. Metscher	(11.3)%	$644,711	$726,977
Former Senior Vice President, General Merchandise Manager, Direct Businesses and President of Footwear (2)

(1)	Includes performance-based awards, see table below for components of performance-based compensation.
(2)	Unvested long-term incentive awards for Messrs. Hearn and Metscher were forfeited due to their employment terminations. See “Summary Compensation Table” for additional information.

Total Performance-Based Compensation Earned for Fiscal 2010 and Fiscal 2009

Named Executive Officer	Annual Incentive Plan – Cash		Long-Term Incentive Cash/Equity Subject to 3-yr vesting (1)		Total Performance-Based Compensation Earned
	2010	2009	2010	2009	2010	2009

David A. Levin	$867,984	$1,173,510	$859,872	$975,578	$1,727,856	$2,149,088
Dennis R. Hernreich	$665,454	$899,691	$659,234	$747,944	$1,324,688	$1,647,635
Robert S. Molloy	$121,713	$164,555	$241,150	$273,600	$362,863	$438,155
Douglas Hearn	$102,987	$134,405	$204,050	$223,471	$307,037	$357,876
Henry J. Metscher	$112,350	$151,897	$222,600	$252,553	$334,950	$404,450

(1)	Represents awards granted under our long-term incentive plan, which were granted on March 16, 2011 for fiscal 2010 performance and on March 19, 2010 for fiscal 2009 performance. Each award vests over three years from the respective dates of grant. Messrs. Hearn and Metscher awards for fiscal 2010 were fully forfeited and for fiscal 2009, two-thirds of their award was forfeited due to their termination of employment.

Executive Compensation Philosophy and Objectives

Our Compensation Committee’s overarching compensation guiding principle is to reward our executives for the achievement of our primary business objectives: to grow our market share within the Big & Tall retail industry, to increase earnings and operating margins and, ultimately, to increase stockholder returns through increased stock price. Given the recent economic recession and its direct impact on our business and market capitalization, the Committee is challenged with providing competitive compensation opportunities to our executives, both short-term and long-term, during a period where our sales trends are expected to recover slowly.

The Compensation Committee believes that the most effective executive compensation program is one designed to:

•	Attract, retain and engage the executive talent the Company needs to deliver on our performance expectations;

•	Reward the achievement of specific annual, long-term and strategic goals through a combination of both cash and stock-based compensation;

•	Align the executives’ interests with those of our stockholders; and

•	Deliver a total compensation opportunity competitive with that available to similarly situated executives at our peer companies.

When reviewing compensation, the Compensation Committee evaluates the pay structure in two primary ways: “total cash compensation” and “total direct compensation.” The total cash compensation, which consists of the executive’s base salary and an annual performance-based cash incentive award, is tied to our annual performance targets, which is generally Adjusted EBITDA but can include other performance targets. The total direct compensation includes the total cash compensation plus target long-term incentive awards. Long-term incentives reward the achievement of our long-term objectives of increases in Adjusted EBITDA and operating margin percentage, which we believe is aligned with stockholder returns.

We balance the mix of long-term and annual compensation in order to ensure adequate base compensation and annual incentive opportunities to attract and retain executive talent, while providing meaningful incentives for them to create long-term sustained value for our Company and our stockholders.

With respect to the overall compensation paid to our Key Executives, the Compensation Committee’s objective is to aim toward a total direct compensation amount that is within our peer median if we are able to achieve financial targets. As such, the Compensation Committee’s objective is to allocate the Key Executive’s total direct compensation equally between base salary, short-term and long-term rewards.

For our Senior Executives, the Compensation Committee’s overall objective is to provide them with a competitive base salary that is within our peer median, while providing them with an opportunity for short-term and long-term compensation if our Company meets or exceeds its financial targets, such as Adjusted EBITDA and overall operating margins.

Over the years, the Compensation Committee has continued to fine-tune the pay for performance and shareholder alignment focus of our executive compensation programs. Prior to fiscal 2008, we provided cash compensation in the form of base salary to meet competitive salary norms and rewarded performance against specific short-term goals in the form of cash bonuses. Additionally, we provided stock options to reward superior performance against specific objectives and long-term strategic goals. In fiscal 2008, with the adoption of a Long-Term Incentive Plan, which was amended in June 2010, our management team was offered a compensation plan designed to award superior performance against short-term objectives. However, any award earned (which could be in the form of cash, stock options, restricted stock or any combination thereof based on the prior election of the executives) would be subject to a ratable three-year vesting period commencing on the first anniversary of the date of grant. Beginning in fiscal 2010, there were further refinements made with the intention of improving alignment of executive compensation with stockholders’ interest and the Company’s long-term strategic goals. Specifically, all participants in our long-term incentive plan, which includes our Key Executives and Senior Executives, are required to elect at least 50% of any award earned in equity, either through stock options or shares of restricted stock or a combination thereof, in order to be more aligned with our stockholders.

Risk Assessment

We believe that our compensation programs do not provide incentives for unnecessary risk taking by our employees. Our employment agreements with each of our executives include a “clawback” provision which permits us to demand full repayment of all amounts paid to the executive in the event we learn after the executive’s termination that the executive could have been terminated for “justifiable cause.” Our emphasis on performance-based annual and long-term incentive awards is also designed to align executives with preserving and enhancing shareholder value. Based on these considerations, among others, we do not believe that our compensation policies and practices create risks that are likely to have a material adverse effect on our Company.

Compensation Committee Process

-Key Executives

In consultation with Sibson Consulting, an independent firm which specializes in benefits and compensation, the Compensation Committee has developed a compensation program that is competitive within our peer group. The consultant analyzed compensation and benefits of our peer companies with respect to the compensation for our Named Executive Officers as well as compensation levels and practices for our Board of Directors.

The Compensation Committee has the authority to retain compensation consultants and other outside advisors, without Board or management approval, to assist it in carrying out its duties, including the evaluation of compensation to be paid to our Named Executive Officers. The Compensation Committee may accept, reject or modify any recommendations by compensation consultants or other outside advisors. Since 2006, the Compensation Committee has retained Sibson Consulting to analyze compensation and benefits of our peer companies with respect to our Key Executive compensation. The purpose of their study for fiscal 2010 compensation was to provide the Compensation Committee with current information on the competitiveness of our total compensation and employment package provided to our Named Executive Officers through their current employment agreements. This review also required Sibson Consulting to compare our current Annual Incentive Plan and Long–Term Incentive Plan with similar incentive programs of our peer group.

When reviewing the compensation program, the Compensation Committee used the following list of companies as our primary peer group when evaluating and assessing compensation levels for our Named Executive Officers. When determining peer companies, we chose public companies within the specialty retail apparel business with comparable sales and market capitalization:

• Big 5 Sporting Goods	• Coldwater Creek	• JoS A. Bank
• The Buckle	• dELiA*s	• Pacific Sunwear
• Cache.	• Destination Maternity	• Rue 21
• Cato Group	• The Finish Line	• Sport Chalet
• Christopher Banks	• Hibbett Sports	• Wet Seal
• Citi Trends	• Hot Topic

The Committee’s overall goal is for our Key Executives’ total direct compensation to fall within the median of our peer group; however, this guideline may differ depending on an individual’s qualifications, role content and scope, past performance, the demand for individuals with the executive’s specific expertise and experience, achievement of our financial objectives and the executive’s contribution to such achievement and overall responsibility, among other criteria.

The Compensation Committee is directly responsible for determining the compensation paid to our Key Executives. For our Key Executives, the Compensation Committee, working with Sibson Consulting, compares each element of compensation to published survey data and proxy data from our peer group for executives with comparable positions and responsibilities. Based on that review for fiscal 2010, the Committee concluded that the total cash and total direct compensation for the two Key Executives was appropriate. This conclusion was based on the following observations:

•

Our Company, unlike most of our peers, does not have a Chief Merchandising Officer and a separate Chief Financial Officer. The concentration of these key responsibilities reside with the two Key Executives.

•

Mr. Levin’s total cash compensation and total direct compensation is competitive and within our peer median. (The Committee measures “competitive” as compensation that is between 85% to 115% of targeted market level among our peers).

•

Mr. Hernreich’s total cash compensation and total direct compensation is above the market median for either a chief financial officer or chief operating officer when compared to our peers. However, our Company is organized differently from our peers. Mr. Hernreich serves in multiple roles as our Executive Vice President,

Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary. Because of Mr. Hernreich’s multiple responsibilities, the Committee believes that compensation above the median is appropriate recognition of Mr. Hernreich’s multi-faceted responsibilities. Further, the Committee believes Mr. Hernreich’s total compensation expense to the Company is far below the expense which would be incurred by adding additional executives to fill each of the many roles filled by Mr. Hernreich.

•

With respect to incentive award opportunities, the Committee recognizes that the present value of Messrs. Levin’s and Hernreich’s long-term incentive awards granted prior to fiscal 2010 was substantially impacted by the decreased value in the Company’s stock resulting from the poor economy. The Committee believes, however, that as a result of actions taken by the Board of Directors and the Compensation Committee in fiscal 2008 in establishing the Annual Incentive Plan and Long-Term Incentive Plan (as discussed below), there can be significant upside to our Key Executives and Senior Executives if we are able to achieve our short-term and long-term objectives. Similarly, there is also potential upside present in the equity portions of their long-term awards if our objectives are achieved and the economy continues to improve. See “Outstanding Equity Award Value at Fiscal Year End” for a detailed listing of such awards outstanding for each executive.

•

Furthermore, whereas most of our peers grant a significant portion of long-term awards that vest based on time (and the grant is not predicated on performance), we do not. Both the grant and the ultimate vested value of any long-term incentive award is based on Company performance.

-Senior Executives

The Key Executives, together with our Senior Vice President of Human Resources, are primarily responsible for determining the compensation paid to our Senior Executives, subject to ratification or approval by the Compensation Committee. For benchmarking purposes, the Key Executives utilize several published industry compensation surveys when determining compensation packages for our Senior Executives. Through our subscriptions with Salary.com and the National Retail Federation, we have access to the latest compensation data, which includes both base salary and total compensation, inclusive of incentives. While these sites do not identify the specific companies included in the survey, we are able to access information based on industry, size, such as sales volumes, and regional area, among others. In general, the Company benchmarks compensation against companies in the retail industry which are of similar size, based on comparative sales volumes. When recruiting a senior management position, we also will benchmark against larger or more complex business structures to ensure we retain the best talent to support future growth. A combination of performance, achievement of goals and survey data, among other criteria, is used to determine each Senior Executive’s total direct compensation opportunity. Like our Key Executives, the Senior Executives are provided with a competitive base salary within our retail industry and are provided with an opportunity to earn performance awards each year which are primarily driven by our Company’s overall financial targets. See “Components of Executive Compensation – Performance–based annual cash bonuses and –Long-term performance based awards.”

For our Senior Executives that are also Named Executive Officers for fiscal 2010, the Compensation Committee, with the assistance of Sibson Consulting, also reviewed the total cash compensation and total direct compensation paid to Messrs. Molloy, Hearn and Metscher. Based on a review of our peer group and compensation surveys, the Compensation Committee observed that the compensation paid to Messrs. Molloy, Hearn and Metscher is within the mid-range of our peer group. Further, the compensation to these Senior Executives is more heavily weighted toward our incentive programs than with our peer group. The Committee determined that the compensation opportunity for the Senior Executives who are also Named Executive Officers was appropriate given their specific roles with the Company and the intent of the Committee to emphasize rewards based on achievement of performance goals.

Components of Executive Compensation

The primary components of compensation for our Named Executive Officers include base salary, annual performance-based incentives and long-term incentives. The components of compensation are described as follows:

•	Base salary

The base salary represents the fixed component of an executive’s annual compensation. In order to be competitive in the marketplace and attract the top executive talent, we believe that it is important that our base salary be competitive, generally falling within the median of our industry peers.

Base salaries are reviewed annually and adjustments are influenced by our performance in the previous fiscal year and the executive’s contribution to that performance. The executive’s performance is measured by various factors, including, but not limited to, achievement of specific individual and department goals. Additionally, adjustments may consider the individual’s promotion that may have occurred during the fiscal year, and any modifications in the individual’s level of responsibility.

As mentioned above, the Compensation Committee reviews our Key Executives’ overall compensation. The Committee expects Key Executives’ base salary to generally fall in a range that is within the proxy peer median and that approximately one-third of a Key Executive’s total direct compensation will be in the form of base salary. In making base salary decisions for our Senior Executives, the Key Executives rely on published industry compensation surveys and target the market median range.

In fiscal 2009, the base salaries for our Key Executives and Senior Executives were reduced by 5% as part of our overall Company objectives of reducing expenses at that time. Based on the financial performance in fiscal 2009, on February 5, 2010, the Compensation Committee approved reinstatement of the 5.0% salary adjustment to all members of senior management, including our Key Executives and Senior Executives.

•	Performance-based annual cash incentives

The Compensation Committee believes that a substantial portion of each executive’s compensation should tie directly to our financial performance. Our compensation program includes eligibility for an annual performance-based cash incentive opportunity for all executives as well as selected non-executive employees. The Committee believes that an annual cash incentive component of compensation is necessary to provide additional incentive to help achieve the annual goals, which ultimately benefit our stockholder value.

Annual Incentive Plan

The Casual Male Retail Group, Inc. Annual Incentive Plan, which was established in May 2008, is an annual performance-based cash incentive plan. The participants include both the Key Executives and the Senior Executives. The Annual Incentive Plan uses Adjusted EBITDA as the benchmark. The Compensation Committee believed it was important to establish a plan that awarded all of management, including our Key Executives and Senior Executives, using the same performance criteria. In addition, there is no personal performance component of the plan for Key Executives and Senior Executives. Thus, there is one single company-wide target. We use Adjusted EBITDA because: (i) it measures performance over the periods in which executives can have significant impact, (ii) is directly linked to our long-term growth plan, and (iii) is a key metric used by management and the board to assess our operating performance.

The target range of Adjusted EBITDA for fiscal 2010 was approved by our Board of Directors on April 9, 2010. Our executives were eligible to receive a cash incentive award ranging from 80% to 150% of their designated target opportunity (which is 100% of plan year base salary for the Key Executives and 35% of plan year base salary for the Senior Executives) if we achieved between 85% and 125% of an Adjusted EBITDA target of $28.5 million for fiscal 2010. Actual Adjusted EBITDA for fiscal 2010 was 103.5% of target; accordingly, on March 16, 2011 the Compensation Committee approved a cash bonus payout of 107% (which equates on the payout curve to 103.5% of target achievement).

The following table summarizes the overall target, performance achievement and payout ratio under the 2010 Annual Incentive Plan (dollar amounts are in millions):

Annual Incentive Performance Target	Target at 100%	Actual Performance (103.5% achieved)	Cash Incentive Payout %
2010 Adjusted EBITDA	$28.5	$29.5	107.0%

The total cash award for the 2010 Annual Incentive Plan was $4.1 million, of which $1.9 million was paid to our Named Executive Officers. As a group, $2.7 million was paid to our Key Executives and Senior Executives. The following table summarizes the incentive opportunity and actual cash award under the 2010 Annual Incentive Plan for each Named Executive Officer:

Named Executive Officer	Target % of Base Salary	Plan Year Base Salary	Individual Award at Target	Actual Payout At 107%

David A. Levin	100%	$811,200	$811,200	$867,984
Dennis R. Hernreich	100%	$621,920	$621,920	$665,454
Robert S. Molloy	35%	$325,000	$113,750	$121,713
Douglas Hearn	35%	$275,000	$96,250	$102,987
Henry J. Metscher	35%	$300,000	$105,000	$112,350

On January 27, 2011, the Compensation Committee approved the Adjusted EBITDA target range for fiscal 2011. If the bonuses were to be paid today based on salaries as of May 15, 2011, the cash bonuses would be based on salaries earned of $811,200 for Mr. Levin, $621,920 for Mr. Hernreich and $325,000 for Mr. Molloy. Assuming we achieve 100% of the Adjusted EBITDA target for fiscal 2011, we estimate that the total potential payout would be approximately $3.9 million, of which $2.5 million would be paid to our Key Executives and Senior Executives. The Compensation Committee believes this is a competitive level of compensation and provides incentives to all of our senior executives to achieve our annual financial goals.

The Compensation Committee believes that it is possible to meet or exceed the Adjusted EBITDA target set for fiscal 2011. The established Adjusted EBITDA target is intended to be achievable within an approximate 50% probability as a result of executing the Company’s operating plan. The target level is derived from our annual operating plan and budget for the fiscal year. The operating plan and budget set forth our internal goals and objectives for our growth and development and are expected to require substantial efforts by the entire Company to achieve. As a result, the likelihood of achieving the 2011 Adjusted EBITDA target reflects the challenges inherent in achieving the goals and objectives in the operating plan and budget. The Compensation Committee considered the likelihood of achieving the target levels when approving the target amount, including historical achievement by our executive officers.

•	Long-term performance based plans

Our long-term incentives reward the achievement of meeting our current year objectives but the awards vest over a three-year period once earned, ultimately benefiting our stockholders while developing and retaining a strong management team.

Long-Term Incentive Plan

We have a Long-Term Incentive Plan, which was most recently amended in June 2010, for which certain key members of senior management, which includes both Key Executives and Senior Executives, are eligible to participate. Pursuant to the plan, the Compensation Committee can establish, annually, targeted performance goals, as provided for under our 2006 Incentive Compensation Plan, as amended (the “2006 Plan”). If the Company achieves the targeted performance goals, each participant in the plan will be entitled to receive an award (depending on the target level achieved) of the participant’s “target cash value.” Target Cash Value is defined as the participant’s actual annual base salary in effect at the commencement of a fiscal year multiplied by the long-term incentive program percentage in such participant’s employment agreement or otherwise on file with the Company (which is 100% for the Key Executives and 70% for the Senior Executives). For fiscal 2010, the targets were based on Adjusted EBITDA and operating margin percentage. For fiscal 2010, for a minimum threshold payout, the Company needed to achieve 85% of the financial targets in order for participants to receive an award of 80% of target cash value and, for the participants to receive a maximum award of 150% of target cash value, the Company needed to achieve 125% of the financial targets.

Awards are payable based on the irrevocable election of each participant, which must be made no later than six months prior to the end of each fiscal year. The participant may irrevocably elect either cash, stock options and/or restricted shares or any combination thereof, provided that that Compensation Committee, in its discretion, may require that all or any portion of a participant’s award be paid in shares of restricted stock and/or stock options, as opposed to cash.

For fiscal 2010 and fiscal 2011, the Compensation Committee required each participant to elect to receive at least 50% of any award in either shares of restricted stock or stock options, or any combination thereof.

The awards will be granted by the Compensation Committee after the audited financial statements for the applicable fiscal year are available, which is expected to occur no later than 90 days after the close of the relevant fiscal year. Any awards granted under the plan vest ratably over a three-year period commencing on the one year anniversary of the date of grant and are subject to forfeiture.

For fiscal 2010, the Adjusted EBITDA target was $28.5 million and the operating margin percent target was 4.0%. As discussed above, participants were entitled to a payout of between 80% and 150% of target cash value if the Company achieved between 85% and 125% of its financial targets for fiscal 2010. In fiscal 2010, the Company achieved 103.5% of its Adjusted EBITDA target and 103.3% of its operating margin percent target, resulting in a weighted payout according to the payout curve of 106.0% of each participant’s target cash value; accordingly, on March 16, 2011, the Compensation Committee approved the grant of awards pursuant to the Long-Term Incentive Plan.

The following table summarizes the overall targets, performance achievements and payout ratios under the 2010 Long-Term Incentive Plan (dollar amounts in millions):

Long-Term Incentive Performance Target	Target at 100%	Actual Performance	Performance Achievement	Incentive Payout %

2010 Operating Margin Percent	4.0%	4.1%	103.5%	107.0%
2010 Adjusted EBITDA	$28.5	$29.5	103.3%	104.9%
Weighted Payout				106.0%

Pursuant to the terms of the Long-Term Incentive Plan, together with the irrevocable elections of each participant, on March 16, 2011 we granted cash awards totaling $1.9 million and equity awards totaling $2.4 million, excluding potential forfeitures that may occur. Our Named Executive Officers, in aggregate, received cash awards of $0.9 million and equity awards of $1.3 million. Both the cash and equity awards will vest, based on each executive’s election, in three separate tranches, with the first tranche vesting on March 16, 2012. Except in the case of a change in control, our Senior Executives must still be employed by the Company on each annual vesting date to be entitled to the vested-portion of the award, otherwise the award is forfeited. In addition, for our Key Executives, if they are terminated for cause, the awards are forfeited, but if they are terminated without cause or they resign for “good reason” any unvested award would accelerate. The awards earned by Messrs. Hearn and Metscher for fiscal 2010 were fully forfeited due to their termination of employment. Messrs. Hearn and Metscher also forfeited two-thirds of their respective long-term incentive awards for fiscal 2009.

The following table summarizes the incentive opportunity and actual awards under the 2010 Long-Term Incentive Plan for each Named Executive Officer:

				Actual Payout, based on Executive Payout Elections
Named Executive Officer	Target % of Base Salary	Plan Year Base Salary	Individual Award at Target	Actual Payout Cash	Restricted Stock	Options	Total Value in Dollars

David A. Levin	100%	$811,200	$811,200	$429,936	$429,936	—	$859,872
Dennis R. Hernreich	100%	$621,920	$621,920	$164,808	$494,426	—	$659,234
Robert S. Molloy	70%	$325,000	$227,500	$120,575	$100,479	$20,096	$241,150
Douglas Hearn (1)	70%	$275,000	$192,500	$102,025	$102,025	—	$204,050
Henry J. Metscher (1)	70%	$300,000	$210,000	$111,300	$92,750	$18,550	$222,600

(1)	Due to their respective terminations of employment, Messrs. Hearn’s and Metscher’s awards were fully forfeited.

On January 27, 2011, the Compensation Committee approved the targets for fiscal 2011 which, similar to fiscal 2010, will be based on Adjusted EBITDA and operating margin percentage. If the targets are achieved, each award will vest, based on each executive’s election, in three separate tranches, with the first tranche vesting on the first anniversary of the date of grant. Assuming we achieve 100% for each target for fiscal 2011, we estimate that the total potential payout will be approximately $3.8 million, which will be expensed over the vesting period of approximately forty-eight months, once it is determined that the achievement of these targets is probable. However, we cannot predict if and when such targets will be met or what the allocation of this award will be between cash, stock options and/or restricted shares; provided that at least 50% must be in the form of equity. Further, the fair market closing price of our common stock will not be known until the time of grant and, accordingly, the number of stock options and restricted shares ultimately issued will also not be known until the time of grant.

The Compensation Committee believes that there is an approximate 50% probability of meeting the Adjusted EBITDA and operating margin percentages set for fiscal 2011. We believe that our performance targets are established at levels that are intended to be difficult but attainable. The target levels of the performance objectives are derived from our annual operating plan and budget for a fiscal year. The operating plan and budget set forth our internal goals and objectives for our growth and development and are expected to require substantial efforts by the entire Company to achieve. As a result, the likelihood of achieving the 2011 performance targets reflects the challenges inherent in achieving the goals and objectives in the operating plan and budget. The Compensation Committee considered the likelihood of achieving the target levels when approving the target amounts, including historical achievement by our executive officers.

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

In May 2008, Messrs. Levin and Hernreich were granted options to purchase an aggregate 500,000 and 400,000 shares of our common stock, respectively, with exercise prices ranging from $4.54-$4.55, the closing price of the Company’s common stock on the date of grant. Unlike previous stock option grants to our Key Executives, which were directly tied to our previous year’s annual stock price performance, these grants to Messrs. Levin and Hernreich represented retention awards. The awards were subject to a three-year cliff vest and expire in May 2012 (i.e., the ability to exercise these awards is limited to one year, between May 2011 when the awards vested and May 2012, when they expire).

With the adoption of the Long-Term Incentive Plan in 2008, the Compensation Committee has not made annual grants of stock options. Instead, the long-term component of compensation is directly tied to the achievement of our performance measures pursuant to our Long-Term Incentive Plan.

•	Discretionary Cash and Equity Awards

On March 31, 2010, the Board of Directors granted to Mr. Levin an option to purchase 347,566 shares of our common stock. The exercise price of this option is $4.55 per share and the closing price of our stock on the date of grant was $3.86 per share. The grant date fair value of the award was $361,469. The option cliff vested on May 6, 2011 and will expire on May 6, 2012. This grant to Mr. Levin represented a retention award. The Board of Directors believes that this award was appropriate given the equity holdings of CEOs in the peer companies and in order to ensure that Mr. Levin’s compensation is closely aligned with the shareholder’s long-term interest. To avoid any appearance of impropriety, the Compensation Committee determined that the vesting price and term of vesting should be identical to the terms which governed his previous option to purchase 500,000 shares which Mr. Levin voluntarily sold to the Company in January 2009.

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

After six months of service with us, executive officers are eligible to participate in the 401(k) Salaried Plan. Benefits under these plans are not tied to corporate performance. In particular circumstances, we also utilize cash signing bonuses and stock awards when certain employees join the Company. In May 2009, in connection with our cost reduction initiatives, the Company ceased any further employer contributions to the 401(k) Plans, effective May 31, 2009. In November 2010, the administrative committee voted to reinstate the “safe harbor” matching and vesting provision effective January 1, 2011. As a result, there were no employer contributions to the 401(k) Plans during fiscal 2010.

•	Termination Based Compensation

We have employment agreements with all of our Key Executives and Senior Executives. Upon termination of employment, all of our Key Executives and Senior Executives are entitled to receive severance payments under their employment agreements in the event of terminations without justifiable cause. These employment agreements are discussed in detail below following the “Summary Compensation Table.” Our employment agreements do not contain any tax gross ups pursuant to Section 280(g) of the Internal Revenue Code.

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

On August 5, 2010, the stockholders of the Company approved a proposal to amend the 2006 Plan to increase the Section 162(m)-based individual limitations on the amount of certain awards and re-approved the material terms of the 2006 Plan in order to preserve tax deductibility under Section 162(m).

COMPENSATION COMMITTEE REPORT

We, the Compensation Committee of the Company, have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on this review and discussion, recommend to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10K/A.

The Compensation Committee
George T. Porter, Jr., Chairman
Jesse Choper
Ward K. Mooney

Summary Compensation Table. The following Summary Compensation Table sets forth certain information regarding compensation paid or accrued by us with respect to the President and Chief Executive Officer, the Chief Financial Officer/Chief Operating Officer, the Senior Vice President and General Counsel, the former Senior Vice President, General Merchandise Manager, Casual Male XL and Global Sourcing and the former Senior Vice President, General Merchandise Manager, Direct Businesses and President of Footwear (collectively, the “Named Executive Officers”), for fiscal 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)		Stock Awards ($)(1)(2)		Option Awards ($)(1)(2)		Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
David A. Levin President and Chief Executive Officer	2010	$810,420	—		$429,936	(4)	$361,469	(6)	$1,297,920	—	$22,904	$2,922,649
	2009	$782,340	—		$487,789	(5)	—		$1,661,299	—	$28,113	$2,959,541
	2008	$803,400	$300,000	(7)	—		$825,000		—	—	$20,220	$1,948,620

Dennis R. Hernreich Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary	2010	$621,322	—		$494,426	(4)	—		$830,262	—	$23,211	$1,969,221
	2009	$599,794	—		$373,972	(5)	—		$1,273,663	—	$28,264	$2,275,693
	2008	$615,940	$240,000	(7)	—		$660,000		—	—	$25,323	$1,541,263

Robert S. Molloy Senior Vice President and General Counsel	2010	$324,688	—		$100,479	(4)	$20,096	(4)	$242,288		$10,401	$697,952
	2009	$313,438	—		$70,400	(5)	$22,800	(5)	$369,755		$14,729	$791,122
	2008	$321,875	—		—		$16,600		—	—	$10,631	$349,106

Douglas Hearn Former Senior Vice President, General Merchandise Manager, Casual Male XL and Global Sourcing (8)	2010	$274,760	—		$102,025	(4)	—		$205,012	—	$10,998	$592,795
	2009	$256,010	—		$24,800	(5)	—		$357,876	—	$13,760	$652,446
	2008	$159,615	—		—		$17,700		—	—	$4,597	$181,912

Henry J. Metscher Former Senior Vice President, General Merchandise Manager, Direct Businesses and President of Footwear(8)	2010	$299,712	—		$92,750	(4)	$18,550	(4)	$223,650	—	$10,049	$644,711
	2009	$289,327	—		$24,800	(5)	—		$404,450	—	$8,400	$726,977
	2008	$293,750	$10,746	(7)	—		—		—	—	$8,100	$312,596

(1)	The amounts shown in the Stock Awards and Option Awards columns represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, not the actual amounts paid to or realized by the Named Executive Officers during the applicable fiscal year. The FASB ASC Topic 718 fair value amount as of the grant date for stock awards and stock options generally is spread over the number of months of service required for the grant to vest. An explanation of the vesting of restricted stock awards and option awards, as well as the methodology for performance share payouts, is discussed in the footnotes to the Grants of Plan Based Awards for 2010 and Outstanding Equity Awards at 2010 Fiscal Year End tables below.
(2)	The table “Discretionary and Incentive-Based Awards” below provides a detailed breakdown with respect to awards earned.

In addition to salary, we also compensate our executives through a combination of discretionary and incentive-based awards. Since 2008, we have had two incentive-based programs, the Annual Incentive Plan and the Long-Term Incentive Plan. The Annual Incentive Plan is a cash-based program which awards certain members of management, which include our Named Executive Officers, if certain financial targets are achieved for the applicable fiscal year. The Long-Term Incentive Plan is a dollar-denominated program for certain members of management, including our Key Executives and Senior Executives, which permits each participant to choose, through an irrevocable election, to receive awards in cash, stock, and/or options or a combination thereof. For fiscal 2010, participants of the Long-Term Incentive Plan were required to elect to receive at least 50% of any award in equity, through shares of restricted stock or stock options or a combination thereof. Although the financial targets of the Long-Term Incentive Plan are annual, all awards earned pursuant to the Long-Term Incentive Plan are subject to a three-year vesting.

For Stock Awards and Option Awards, the amounts reflect the fair value, as of grant date, of both performance and non-performance awards computed in accordance with FAS ASC Topic 718. The fair value of each stock option award is estimated as of the date of grant using a Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note A to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

(3)	See table “All Other Compensation” below for a breakdown.
(4)	Included in the above table is the actual grant date fair value of performance equity awards (restricted stock and stock options) issued on March 16, 2011, in accordance with each executive’s irrevocable election, pursuant to the Company’s Long-Term Incentive Plan (“LTIP”) for fiscal 2010 performance for Messrs. Levin, Hernreich, Molloy, Hearn and Metscher of $429,936, $494,426, $120,575 ($100,479 stock awards and $20,096 stock options), $102,025, and $111,300 ($92,750 stock awards and $18,550 stock options), respectively. The Compensation Committee approved the targets of the 2010 LTIP on April 9, 2010 (the service inception date), at which point the fair value of the performance equity awards, based upon the probable outcome of the performance condition on that date, approximated $324,480, $124,384, $91,000 ($75,833 stock awards and $15,167 stock options), $77,000 and $84,000 ($70,000 stock awards and $14,000 stock options) for Messrs. Levin, Hernreich, Molloy, Hearn and Metscher, respectively, excluding the effect of estimated forfeitures. If the highest level of performance were to be assumed, the fair value of the performance equity awards on April 9, 2010 would be $608,400, $233,220, $170,825 ($142,354 stock awards and $28,471 stock options), $144,375 and $157,500 ($131,250 stock awards and $26,250 stock options) for Messrs. Levin, Hernreich, Molloy, Hearn and Metscher, respectively, excluding the effect of estimated forfeitures.
(5)	Included in the above table is the actual grant date fair value of performance equity awards (restricted stock and stock options) issued on March 19, 2010, pursuant to the Company’s LTIP for fiscal 2009 performance for Messrs. Levin, Hernreich and Molloy of $487,789, $373,972 and $68,400 ($45,600 stock awards and $22,800 stock options), respectively. The Compensation Committee approved the targets of the LTIP on April 29, 2009 (the service inception date), at which point the fair value of the performance equity awards, based upon the probable outcome of the performance condition on that date, approximated $312,936, $239,918 and $43,881($29,254 stock awards and $14,627 stock options) for Messrs. Levin, Hernreich and Molloy, respectively, excluding the effect of estimated forfeitures. If the highest level of performance were to be assumed the fair value of the performance equity awards on April 29, 2009 would be $586,755, $449,846 and $82,277 ($54,852 stock awards and $27,425 stock options), respectively, excluding the effect of estimated forfeitures.
(6)	On March 31, 2010, the Board of Directors granted to Mr. Levin an option to purchase 347,566 shares of our common stock. The exercise price of this option is $4.55 per share and the closing price of our common stock on the date of grant was $3.86 per share. The option fully vested on May 6, 2011 and will expire on May 6, 2012.
(7)	In May 2009, Messrs. Levin and Hernreich received discretionary bonuses of $300,000 and $240,000, respectively, for fiscal 2008. Mr. Metscher received a discretionary bonus $10,746 in fiscal 2008.
(8)	On April 25, 2011, Mr. Hearn’s employment was terminated and on May 14, 2011, Mr. Metscher’s employment was terminated. Because the employment of Messrs. Hearn and Metscher terminated before the vesting of their 2010 LTIP award, the full value of the LITP award of $204,050 and $222,600, respectively was forfeited. In addition, the unvested portion of Messrs. Hearn’s and Metscher’s 2009 LTIP award of $148,981 and $168,369, respectively, was also forfeited.

The table set forth below is a supplement to the Summary Compensation Table and provides a breakdown of discretionary and incentive-based awards earned by each Named Executive Officer.

Discretionary and Incentive-Based Awards

		Discretionary Awards			Long-Term Incentive Plan All Awards Subject to Three Year Vesting (1)			Annual Incentive Plan	Totals per Summary Compensation Table
Name	Year	Bonus- Cash	Stock Awards	Option Awards	Non-Equity (Cash)	Stock Awards	Option Awards	Non-Equity (Cash)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation

David A. Levin	2010	—	—	$361,469	$429,936	$429,936	—	$867,984	—	$429,936	$361,469	$1,297,920
	2009	—	—	—	$487,789	$487,789	—	$1,173,510	—	$487,789	—	$1,661,299
	2008	$300,000	—	$825,000	—	—	—	—	$300,000	—	$825,000	—
Dennis R. Hernreich	2010	—	—	—	$164,808	$494,426	—	$665,454	—	$494,426	—	$830,262
	2009	—	—	—	$373,972	$373,972	—	$899,691	—	$373,972	—	$1,273,663
	2008	$240,000	—	$660,000	—	—	—	—	$240,000	—	$660,000	—
Robert S. Molloy	2010	—	—	—	$120,575	$100,479	$20,096	$121,713	—	$100,479	$20,096	$242,288
	2009	—	$24,800	—	$205,200	$45,600	$22,800	$164,555	—	$70,400	$22,800	$369,755
	2008	—	—	$16,600	—	—	—			—	$16,600	—
Douglas Hearn	2010	—	—	—	$102,025	$102,025	—	$102,987	—	$102,025	—	$205,012
	2009	—	$24,800	—	$223,471	—	—	$134,405	—	$24,800	—	$357,876
	2008	—	—	$17,700	—	—	—	—	—	—	$17,700	—
Henry J. Metscher	2010	—	—	—	$111,300	$92,750	$18,550	$112,350	—	$92,750	$18,550	$223,650
	2009	—	$24,800	—	$252,553	—	—	$151,897	—	$24,800	—	$404,450
	2008	$10,746	—	—	—	—	—	—	$10,746	—	—	—

(1)	The Company’s LTIP provides for dollar-based awards which, at the irrevocable election of the participant, can be awarded in cash, restricted stock, options or any combination thereof. For fiscal 2010, the Compensation Committee required that each participant elect to receive at least 50% of any award in either shares of restricted stock or stock options, or a combination thereof. Messrs. Levin and Hearn irrevocably elected to receive 50% of any award and Mr. Hernreich irrevocably elected to receive 75% of any award in shares of restricted stock with the remaining portion in cash. Messrs. Molly and Metscher elected to receive 50% of any award in cash, 41.7% in shares of restricted stock and 8.3% in stock options. Although the service inception date for these awards occurred in fiscal 2010, no payouts occurred until fiscal 2011, when it was determined that the performance targets were achieved. All awards vest, based on the executive’s election, in three separate tranches, with the first tranche vesting on March 16, 2012. Because Messrs. Hearn and Metscher’s employment with the Company terminated prior to any vesting of the LTIP award for 2010, their LTIP awards for fiscal 2010 were forfeited. In addition, for the 2009 LTIP award, Messrs. Hearn and Metscher forfeited the unvested portion of $148,981 and $168,369, respectively.

No payments were made to our Named Executive Officers pursuant to our LTIP or Annual Incentive Plan for fiscal 2008.

The table below sets forth the components of All Other Compensation listed above in the Summary Compensation Table.

All Other Compensation

Name	Year	Auto Allowance	401(k)/ Nonqualified Deferred Compensation Plan (1)(2)	Life Insurance Premiums	Supplemental Disability Insurance	Total All Other Compensation
David A. Levin	2010	$10,000	—	$2,527-	$10,377	$22,904
	2009	$9,696	$6,125	$1,915	$10,377	$28,113
	2008	$9,600	$8,050	$2,570	—	$20,220

Dennis R. Hernreich	2010	$10,000	—	$1,796	$11,415	$23,211
	2009	$8,782	$6,009	$5,984	$7,489	$28,264
	2008	$8,723	$8,050	$8,550	—	$25,323

Robert S. Molloy	2010	$8,100	—	—	$2,301	$10,401
	2009	$7,200	$5,228	—	$2,301	$14,729
	2008	$7,131	$3,500	—	—	$10,631

Douglas Hearn	2010	$8,400	—	—	$2,598	$10,998
	2009	$7,915	$3,247	—	$2,598	$13,760
	2008	$4,597	—	—	—	$4,597

Henry J. Metscher	2010	$8,400			$1,649	$10,049
	2009	$8,400	—	—	—	$8,400
	2008	$8,100	—	—	—	$8,100

(1)	In May 2009, in connection with its cost reduction initiatives, the Company ceased any further employer contributions to the 401(k) Plan, effective May 31, 2009. In November 2010, the Company decided to reinstate the “safe harbor” matching and vesting provision effective January 1, 2011.
(2)	Through the end of fiscal 2008, we had a Non-Qualified Deferred Compensation Plan which was started in fiscal 2006 for the primary purpose of providing deferred compensation for a select group of management or highly compensated employees of the Company. Effective December 31, 2008, the plan was amended to freeze future contributions to the plan and balances were distributed to participants in fiscal 2009.

Employment Agreements

Key Executives

We have employment agreements, which were revised and restated as of November 5, 2009 (collectively, the “Employment Agreements”), with Mr. Levin and Mr. Hernreich. The initial three-year term of the Employment

Agreements was January 1, 2009 through December 31, 2011. On January 1, 2011 and thereafter on each anniversary of the Employment Agreements’ commencement date, the term will be extended for a one-year period, which makes the Employment Agreements a rolling two-year agreement after the initial three-year term.

These Employment Agreements require each executive officer to devote substantially all of the executive officer’s time and attention to our business as necessary to fulfill his respective duties. The Employment Agreements provide that Messrs. Levin and Hernreich would be paid base salaries at annual rates of $811,200 and $621,921, respectively, with an annual automobile allowance of $10,000. During the period May 17, 2009 through February 1, 2010, the Compensation Committee approved a decrease for all employees. This included a 5% decrease in the base salaries for Messrs. Levin and Hernreich. The decreases were reinstated on February 1, 2010.

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

In the event the executive officer’s employment is terminated at any time within one (1) year following a Change of Control (as defined in the Employment Agreement) other than for “justifiable cause,” or if the executive resigns for “good reason”, the executive is entitled to receive a lump sum payment equal to the sum of two times the executive’s base salary, and two times the executive’s target annual incentive bonus for the fiscal year in which the Change of Control occurs. Payments made under this provision are to be reduced if and to the extent necessary to avoid any payments or benefits to executive being treated as “excess parachute payments” within the meaning of Internal Revenue Code Section 280G(b)(i). This payment also is conditioned upon the executive officer’s execution of a general release.

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

Senior Executives

We also have employment agreements with each of our Senior Executives (the “Sr. Exec. Employment Agreements”). The term of each employment agreement begins on the respective effective date and continues until terminated by either party. Pursuant to their respective employment agreements, our Senior Executives are eligible to participate in our Annual Incentive Plan at 35% of their respective average base salaries, as defined in the plan, depending on our performance (based on achieving annual Adjusted EBITDA targets). Each Senior Executive is also eligible to participate in our LTIP at 70% of their respective average base salaries, as defined in the plan, depending on our performance (based on annual performance goals). Each executive is entitled to vacation and to participate in and receive any other benefits customarily provided by us to our senior executives.

The Sr. Exec. Employment Agreements provide that in the event the executive officer’s employment is terminated by us at any time for any reason other than “justifiable cause” (as defined in the Employment Agreements), disability or death, we are required to pay the executive his then current base salary for five months after the effective date of such termination. This severance benefit is conditioned upon the senior executive’s execution of a general release.

The above-listed payments are not made if the senior executive is terminated with “justifiable cause,” the senior executive resigns, or the senior executive dies or becomes disabled.

In the event the senior executive’s employment is terminated at any time within one (1) year following a Change of Control (as defined in the Sr. Exec. Employment Agreement) other than for “justifiable cause,” or if the senior executive resigns for “good reason,” we shall pay the senior executive an amount equal to twelve months of executive’s highest base salary in effect at any time during the six (6) month period ending on the date of the Change of Control. This payment also is conditioned upon the senior executive’s execution of a general release. Payments made under this provision are to be reduced if and to the extent necessary to avoid any payments or benefits to senior executive being treated as “excess parachute payments” within the meaning of Internal Revenue Code Section 280G(b)(i).

The Sr. Exec. Employment Agreements contain confidentiality provisions pursuant to which each senior executive agrees not to disclose confidential information regarding our Company. The Sr. Exec. Employment Agreements also contain covenants pursuant to which each senior executive agrees, during the term of his employment and for a one-year period following the termination of his employment, not to have any connection with any business which is a specialty retailer that primarily distributes, sells or markets so-called “big and tall” apparel of any kind for men or which utilizes the “big and tall” retail or wholesale marketing concept as part of its business. The Sr. Exec. Employment Agreements also contain a “clawback” provision which provides for remedies in the event we learn after the senior executive’s termination by us other than for “justifiable cause” that the senior executive could have been terminated for “justifiable cause”.

Grants of Plan-Based Awards. The following table sets forth certain information with respect to plan-based awards granted to the Named Executive Officers in fiscal 2010.

2010 GRANTS OF PLAN-BASED AWARDS

				Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards(4)
Name	Grant Date		Approval Date (Service Inception Date)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)(1)	Target ($)(1)	Maximum ($)(1)

David A. Levin
-Annual Incentive Plan	(2)		4/9/10	$648,960	$811,200	$1,216,800	—	—	—	—	—	—	—
-LTIP	(3)		4/9/10	$324,480	$405,600	$608,400	$324,480	$405,600	$608,400	—	—	—	—
-Discretionary Stock Award	(4)		3/31/10								347,566	$4.55	$361,469

Dennis R. Hernreich
-Annual Incentive Plan	(2)		4/9/10	$497,536	$621,920	$932,880	—	—	—	—	—	—	—
-LTIP	(3)		4/9/10	$124,384	$155,480	$233,220	$373,152	$466,440	$699,660	—	—	—	—

Robert S. Molloy
-Annual Incentive Plan	(2)		4/9/10	$91,000	$113,750	$170,825	—	—	—	—	—	—	—
-LTIP	(3)		4/9/10	$91,000	$113,750	$170,825	$91,000	$113,750	$170,825	—	—	—	—

Douglas Hearn
-Annual Incentive Plan	(2)		4/9/10	$77,000	$96,250	$144,375	—	—	—	—	—	—	—
-LTIP	(3	)(5)	4/9/10	$77,000	$96,250	$144,375	$77,000	$96,250	$144,375	—	—	—	—

Henry J. Metscher
-Annual Incentive Plan	(2)		4/9/10	$84,000	$105,000	$157,500	—	—	—
-LTIP	(3	)(5)	4/9/10	$84,000	$105,000	$157,500	$84,000	$105,000	$157,500	—	—	—	—

(1)	The LTIP is denominated in dollars, but at the irrevocable election of each participant, the award may be granted in cash, restricted stock, options or any combination thereof. For fiscal 2010, the Compensation Committee required that all participants, through their irrevocable elections, elect to receive at least 50% of any award in equity, through either shares of restricted stock and/or stock options. Accordingly, the estimated possible payout of equity awards under the LTIP is based on potential dollar value of the award pursuant to each Named Executive Officer’s irrevocable election. The actual number of shares/options is determined on the grant date of the award based on the closing price of our common stock on that date. See footnote 3 for additional discussion.
(2)	On April 9, 2010, the Compensation Committee approved the annual targets pursuant to our Annual Incentive Plan for fiscal 2010. The threshold, target and maximum payouts for each executive was estimated based on achieving 80%, 100% and 150% of the targets set by the Compensation Committee. On March 16, 2011, the Compensation Committee determined that the performance targets for fiscal 2010 had been achieved at the payout of 107%. The respective cash payment to each of the Named Executive Officers is included in the Summary Compensation Table (and the supplemental Discretionary and Incentive-Based Awards Table) for fiscal 2010.
(3)

On April 9, 2010, the Compensation Committee approved the annual targets pursuant to our LTIP for fiscal 2010. Payments under the LTIP are based on each participant’s irrevocable election which permits their respective awards to be payable in cash, restricted stock, options or a combination thereof. Messrs. Levin and Hearn elected to receive 50% of any award in shares of restricted stock with the remaining 50% in cash. Mr. Hernreich elected to receive 75% of any award in shares of restricted stock with the remaining 25% in cash. Messrs. Molloy and Metscher elected to receive 8.3% of any reward in stock options and 41.7% in shares of restricted stock with the remaining

50% in cash. The estimated threshold, target and maximum payouts for each Named Executive Officer above was estimated based on those elections and on achieving 80%, 100% and 150% of the targets set by the Compensation Committee. On March 16, 2011, the Compensation Committee determined that the performance targets for fiscal 2010 had been achieved at a rate of 106%. Accordingly, the actual cash and equity payments awarded pursuant to the LTIP are included in the Summary Compensation Table (and the supplemental Discretionary and Incentive-Based Awards Table) for fiscal 2010.

(4)	On March 31, 2010, the Board of Directors granted to Mr. Levin an option to purchase 347,566 shares of our common stock. The exercise price of this option is $4.55 per share and the closing price of our stock on the date of grant was $3.86 per share. The option cliff vested on May 6, 2011 and will expire on May 6, 2012. This grant represented a retention award to Mr. Levin. In accordance with FASB ASC Topic 718, the grant date fair value of the award was determined using a Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note A to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.
(5)	Because the employment of Messrs. Hearn and Metscher was terminated prior to any vesting of the award, the full award of $204,050 and $222,600, respectively, was forfeited.

Outstanding Equity Awards at Fiscal Year-End. The following table sets forth certain information with respect to outstanding equity awards held by the Named Executive Officers at the end of fiscal 2010.

2010 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Name	Exercisable	Unexercisable

David A. Levin	125,000	—			$3.88	5/25/2011
	75,000	—			$4.58	5/01/2012
	75,000	—			$5.01	7/01/2013
	75,000	—			$6.24	5/24/2014
	—	347,566	(3)		$4.55	5/06/2012
							152,434	(4)	$631,077
										102,610	$424,805

Dennis R. Hernreich	1,255	—			$4.58	5/01/2012
	27,520	—			$5.01	7/01/2013
	21,988	—			$6.24	5/24/2014
	—	120,000	(3)		$4.54	5/01/2012
	—	80,000	(3)		$4.55	5/06/2012
							116,866	(4)	$483,825
										118,001	$488,524

Robert S. Molloy	6,667	3,333	(6)		$4.13	2/08/2018
		20,606	(4)		$3.19	3/19/2020
				13,955	$4.19	3/16/2021
							13,333	(5)	$55,199
							14,250	(4)	$58,995
										23,981	$99,281

Douglas Hearn	6,667	3,333	(6)		$4.30	6/13/2018
							13,333	(5)	$55,199
										24,349	$100,805

Henry J. Metscher	10,000	—			$7.52	10/22/2017
				12,881	$4.19	3/16/2021
							13,333	(5)	$55,199
										22,136	$91,643

(1)	While these options and shares were not actually outstanding at the end of fiscal 2010, in connection with the payout under our LTIP for fiscal 2010, on March 16, 2011 each of the Named Executive Officers was granted options and/or shares of restricted stock in accordance with their respective irrevocable elections. These irrevocable elections required that at least 50% of any award granted be in the form of equity. Each award vests in three tranches with the first tranche vesting on March 16, 2012.

Messrs. Levin and Hearn elected to receive 50% of each tranche in shares of restricted stock and Mr. Hernreich elected to receive 75% of each tranche in shares of restricted stock; therefore, one-third of each executive’s equity award will vest each year with the first one-third vesting on March 16, 2012. Due to Mr. Hearn’s termination of employment, his award was forfeited.

For the first tranche, that will vest March 16, 2012, Messrs. Molloy and Metscher each elected to receive 25% in stock options and 25% in shares of restricted stock. Accordingly, for Messrs. Molloy and Metscher stock options of 13,955 and 12,881, respectively, and 4,796 and 4,428 shares of restricted stock, respectively, will vest on March 16, 2012. For the second and third tranches, Messrs. Molloy and Metscher elected to receive 50% of their awards in shares of restricted stock. Accordingly, 19,184 and 17,708 shares of restricted stock for Messrs. Molloy and Metscher, respectively, will vest in two equal tranches on March 16, 2013 and March 16, 2014. Due to Mr. Metscher’s termination of employment, his award was forfeited.

(2)	The value of shares was calculated using the closing price of our common stock of $4.14 on January 28, 2011.
(3)	These options fully vest on May 1, 2011.
(4)	These equity awards represent awards granted on March 19, 2010 in connection with the payout under our LTIP for fiscal 2009 and were in accordance with each executive’s irrevocable election. Each award vests in three tranches with the first tranche vesting on the first anniversary of the grant date. Mr. Levin elected to receive 50% of each tranche in shares of restricted stock; therefore, one-third of his award vests each year with the first one-third vesting on March 19, 2011. Mr. Hernreich elected to receive 50% of his second tranche and 100% of his third tranche in shares of restricted stock; therefore, one-third of his award will vest on the second anniversary of the date of grant, March 19, 2012, and the remaining two-thirds will vest on the third anniversary of the date of grant, March 19, 2013. Mr. Molloy elected to receive 25% of the first tranche in stock options and 25% of the second and third tranches in shares of restricted stock; therefore, the 20,606 stock options fully vested on the first anniversary of the date of grant, March 19, 2011, and 50% of the 14,250 shares of restricted stock will vest on March 19, 2012 with the remaining 50% vesting on March 19, 2013.
(5)	These shares of restricted stock were granted on May 13, 2009. The remaining shares vest ratably over the next two years, with 6,666 of the shares vesting on May 13, 2011 and 6,667 shares vesting on May 13, 2012. Messrs. Hearn and Metscher were entitled to the restricted shares that vested on May 13, 2011; however, due to their employment terminations, 6,667 shares of restricted stock will be forfeited by each.
(6)	Mr. Molloy’s stock options vest ratably over three years, commencing on February 8, 2009, the one-year anniversary from the date of grant. Mr. Hearn’s stock options vest ratably over three years, commencing on June 13, 2008, the one-year anniversary from the date of grant. Due to his employment termination, Mr. Hearn forfeited the 3,333 unvested stock options.

Option Exercises and Stock Vested Table. The following table sets forth information for the Named Executive Officers with respect to the exercise of option awards and the vesting of stock awards during fiscal 2010.

2010 OPTION EXERCISES AND STOCK VESTED

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)

David A. Levin	225,000	$452,813	—	—
Dennis R. Hernreich	5,000	$12,275	—	—
Robert S. Molloy	—	—	6,667	$26,935
Douglas Hearn	—	—	6,667	$26,935
Henry J. Metscher	—	—	6,667	$26,935

(1)	Represents the difference between the exercise price and fair market value of the common stock on the date of exercise.

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

None of our Named Executive Officers was a participant in the plan and, therefore, have no accumulated benefits.

401(k) Plans

We have two defined contribution plans, the Casual Male Retail Group, Inc. 401(k) Salaried Savings Plan and the Casual Male Retail Group, Inc. 401(k) Hourly Savings Plan (the “401(k) Plans”). The 401(k) Plans cover all eligible employees who are at least 21 years of age and have completed the required months of service, which is six months for the 401(k) Salaried Savings Plan and 1000 hours or twelve months for the 401(k) Hourly Savings Plan. Effective January 1, 2008, we adopted the safe harbor matching and vesting provisions permitted under the Pension Protection Act of 2006 for its 401(k) Plans. Accordingly, beginning in fiscal 2008, we matched 100% of the first 1% of deferred compensation and 50% of the next 5% (with a maximum contribution of 3.5% of eligible compensation).

In May 2009, in connection with our cost reduction initiatives, we ceased any further employer contributions to the 401(k) Plans, effective May 31, 2009. In November 2010, the administrative committee voted to reinstate the “safe harbor” matching and vesting provision effective January 1, 2011.

Key Man Insurance

We have key man life insurance policies on the lives of Messrs. Levin and Hernreich, each in the amount of $2,000,000.

Director Compensation

The Compensation Committee is responsible for reviewing and making recommendations to our Board of Directors with respect to the compensation paid to our non-employee directors.

In January 2010, the Company established a Non-Employee Director Stock Purchase Plan to provide a convenient method for its non-employee directors to acquire shares of the Company’s common stock at fair market value by voluntarily electing to receive shares of common stock in lieu of cash for service as a director. The substance of this plan is now encompassed within the Casual Male Retail Group, Inc. Amended and Restated Non-Employee Director Compensation Plan (the “Non-Employee Director Compensation Plan”). As of January 29, 2011, there were 500,000 shares available for issuance under this plan for the sole purpose of satisfying elections to receive shares of common stock in lieu of cash for service as a director. The Non-Employee Director Compensation Plan is a stand-alone plan and is not a sub-plan under the 2006 Plan. Accordingly, shares issued under this plan do not reduce the shares available for issuance under the 2006 Plan.

In fiscal 2008, the Compensation Committee retained Sibson Consulting to review the compensation of directors at our peer companies. The following peer companies were used for this review:

—	Bebe	—	Citi Trends
—	The Buckle	—	Mothers Work
—	Cache	—	Hibbett
—	Cato Group	—	Hot Topic
—	Charlotte Russe	—	JoS A. Bank
—	Christopher Banks	—	The Wet Seal

As mentioned above, the Compensation Committee has the authority to retain compensation consultants and other outside advisors, without Board or management approval, to assist it in carrying out its duties, including the evaluation of compensation for our non–employee directors. The Compensation Committee may accept, reject or modify any recommendations by compensation consultants or other outside advisors. The purpose of the original study conducted by Sibson Consulting in fiscal 2008 was to assist the Compensation Committee in its goal of maintaining an appropriate level of compensation for our non–employee directors.

With respect to the compensation of our non–employee directors, the Compensation Committee’s goal is to maintain a level of compensation paid to our non-employee directors that is in the median of the companies within our peer group as well as similarly-sized companies. Pursuant to the Non-Employee Director Compensation Plan, non-employee directors receive an annual retainer of $20,000 which is paid in quarterly installments of $5,000. Each director receives $1,500 for participation in each meeting of the Board and its committees and $750 for participation in each telephonic meeting. In addition, the Chairmen of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee receive an annual payment of $10,000, $5,000 and $5,000, respectively, which is paid quarterly. Upon each non-employee director’s re-election to the Board, each director will receive $82,250. Upon the initial election to the Board, a non-employee director will receive a stock option grant of 15,000 shares under the 2006 Plan. We believe that our Non-Employee Director Compensation Plan will support our ongoing efforts to attract and retain exceptional directors to provide strategic guidance to our Company. We believe that the total compensation that our non-employee directors receive is in line with our peer group.

Director Compensation Table

The following table sets forth the compensation paid to our Chairman and non-employee directors during fiscal 2010. David A. Levin is not included in the following table as he was a Named Executives Officer and, accordingly, received no compensation for his services as a director. The compensation received by Mr. Levin as an employee of our Company is shown above in the “Summary Compensation Table.”

2010 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)(2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Seymour Holtzman, Chairman (3)	$—	—	—	—	—	$575,000	(3)	$575,000

Alan S. Bernikow	$124,750	—	—	—	—	—		$124,750

Jesse Choper	$150,250	—	—	—	—	$32,813	(4)	$183,063

John E. Kyees (5)	$105,500	—	63,600	—	—	—		$169,100

Ward K. Mooney	$120,250	—	—	—	—	—		$120,250

George T. Porter, Jr.	$127,500	—	—	—	—	—		$127,500

Mitchell S. Presser	$118,750	—	—	—	—	—		$118,750

(1)	All non-employee directors, with the exception of Mr. Presser, elected to receive all fees paid during fiscal 2010 in cash. Mr. Presser elected to receive all fees paid during fiscal 2010 in unrestricted shares of our common stock. The number of shares issued as payment for an earned director fee is determined by taking the director fee earned and dividing by the closing price of our common stock on the grant date. For quarterly retainer fees, the grant date is the first business day of each respective quarter. For meetings, the grant date is the last business day of the month in which the meeting occurred and for a director’s re-election to the board, the grant date is the last business day of the month in which such re-election occurs. In addition to compensation received for board meetings and committee meetings, Mr. Choper also received a cash payment of $15,000 for serving as Chairman of both the Audit Committee and the Nominating and Corporate Governance Committee. Mr. Porter also received a cash payment of $5,000 for serving as Chairman of the Compensation Committee. Mr. Holtzman did not receive any payment for director meetings.
(2)	Mr. Kyees was appointed a director of the Company on May 3, 2010 and, accordingly, received a stock option grant of 15,000 shares. The amount in the Option Awards column reflects the aggregate grant date fair value of this stock option award computed in accordance with FAS ASC Topic 718. The fair value of this stock option award is estimated as of the date of grant using a Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note A to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011. There were no additional Stock Awards or Options Awards to any of the directors for fiscal 2010. Each director has the following number of stock options outstanding at January 29, 2011: Mr. Holtzman: 1,660,000; Mr. Bernikow: 70,000; Mr. Choper: 85,000; Mr. Kyees: 15,000; Mr. Mooney: 25,000; Mr. Porter: 55,000; and Mr. Presser: 25,000.
(3)	During fiscal 2010, Mr. Holtzman received compensation from us both directly (as an employee of our Company) and indirectly (as a consultant pursuant to a consulting agreement we have with Jewelcor Management Inc. (“JMI”)). Mr. Holtzman is the president and chief executive officer and, together with his wife, indirectly, the majority shareholder of JMI. There were no services performed on behalf of the Company by JMI, other than those performed by Mr. Holtzman. See below for our discussion of the compensation paid to Mr. Holtzman under “Chairman Compensation.” All Other Compensation for Mr. Holtzman includes annual compensation paid to Mr. Holtzman of $551,000 pursuant to a consulting agreement with the Company and salary of $24,000.
(4)	In August 2010, Mr. Choper was granted a cash award of $32,813 due to an oversight with respect to exercising his options and his years of dedicated service to the Board.

(5)	Mr. Kyees was appointed a director of our Company on May 3, 2010.

Chairman Compensation

Pursuant to an employment agreement as well as a consulting agreement with Jewelcor Management, Inc. (“JMI”), which was most recently amended in April 2011, Mr. Holtzman receives, in aggregate, annual employment and consulting compensation of $575,000, payable in cash. Mr. Holtzman is the president and chief executive officer and, together with his wife, indirectly, the majority shareholder of JMI. If we engage Mr. Holtzman’s services to assist us in a specific and significant corporate transaction or event, the Compensation Committee, at its discretion, has the right to grant Mr. Holtzman a bonus for his additional services. No such bonus was granted during fiscal 2010.

Compensation Committee Interlocks and Insider Participation

For fiscal 2010, the members of the Compensation Committee were Messrs. Choper, Mooney and Porter. Persons serving on the Compensation Committee had no relationships with our Company in fiscal 2010 other than their relationship to us as directors entitled to the receipt of standard compensation as directors and members of certain committees of the Board and their relationship to us as beneficial owners of shares of our common stock and options exercisable for shares of common stock. No person serving on the Compensation Committee or on the Board of Directors is an executive officer of another entity for which an executive officer of ours serves on such entity’s board of directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to persons known to us to be the beneficial owners of more than five percent of the issued and outstanding shares of our common stock as of May 15, 2011. We were informed that, except as indicated, each person has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)

Chilton Investment Company, LLC 1266 East Main Street, 7th Floor Stamford, Connecticut 06902	5,577,290	(2)	11.52%

Seymour Holtzman 100 N. Wilkes Barre Blvd. Wilkes Barre, Pennsylvania 18702	5,653,769	(3)	11.30%

FMR LLC 82 Devonshire Street Boston, Massachusetts 02109	4,116,928	(4)	8.50%

Royce & Associates, LLC 745 Fifth Avenue New York, New York 10151	3,858,734	(5)	7.97%

Glenhill Advisors, LLC Glenn J. Krevlin Glenhill Capital Management, LLC 156 West 56th Street, 17th Floor New York, New York 10019	3,783,690	(6)	7.81%

RBC Global Asset Management (U.S.) Inc. 100 South Fifth Street Suite 2300 Minneapolis, Minnesota 55402	2,998,2030	(7)	6.19%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options and warrants held by that person that are currently exercisable, or that become exercisable within 60 days, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 48,431,074 shares of our common stock outstanding as of May 15, 2011, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d-3(d)(1) under the Exchange Act.
(2)	Based on Amendment No. 7 to Schedule 13G, dated as of December 31, 2010, stating that Chilton Investment Company, LLC was the beneficial owner of the number of shares of common stock set forth opposite its name in the table.
(3)	Represents 4,043,769 outstanding shares of common stock and 1,610,000 shares subject to options exercisable within 60 days.
(4)	Based on Amendment No. 3 to Schedule 13G, dated as of December 31, 2010, stating that FMR LLC was the beneficial owner of the number of shares of common stock set forth opposite its name in the table.
(5)	Based on Amendment No. 4 to Schedule 13G, dated December 31, 2010, stating that Royce & Associates, LLC was the beneficial owner of the number of shares of common stock set forth opposite its name in the table.
(6)	Based on Amendment No. 2 to Schedule 13G, dated as of December 31, 2010, stating that Glenhill Advisors, LLC, Glenn J. Krevlin and Glenhill Capital Management, LLC were the beneficial owners of the number of shares of common stock set forth opposite their names in the table. Glenn J. Krevlin is the managing member and control person of Glenhill Advisors, LLC. Glenhill Advisors, LLC is the managing member of Glenhill Capital Management, LLC. Glenhill Capital Management, LLC is the general partner and investment advisor of Glenhill Capital LP, a security holder of the Company, managing member of Glenhill Concentrated Long Master Fund, LLC, a security holder of the Company, and sole shareholder of Glenhill Capital Overseas GP, Ltd. Glenhill Capital Overseas GP, Ltd. is general partner of Glenhill Capital Overseas Master Fund, LP, a security holder of the Company.
(7)	Based on Amendment No. 1 to Schedule 13G, dated December 31, 2010, stating that RBC Global Asset Management (U.S.) Inc. was the beneficial owner of the number of shares of common stock set forth opposite its name in the table.

Security Ownership of Management

The following table sets forth certain information as of May 15, 2011, with respect to our directors, our Named Executive Officers (as defined above under Item 11 “Executive Compensation”) and our directors and executive officers as a group. Except as indicated, each person has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Title	Number of Shares Beneficially Owned		Percent of Class (1)

Seymour Holtzman
Chairman of the Board and Director	5,653,769	(2)	11.30%

David A. Levin
Chief Executive Officer, President and Director	1,660,555	(3)	3.4%

Dennis R. Hernreich
Chief Financial Officer, Executive Vice President, Chief Operating Officer, Treasurer and Secretary	704,520	(4)	1.5%

Robert S. Molloy
Senior Vice President and General Counsel	95,836	(5)	*

Doug Hearn
Former Senior Vice President, General Merchandise Manager, Casual Male XL and Global Sourcing	13,332	(6)	*

Henry J. Metscher	38,833	(7)	*
Former Senior Vice President, General Merchandise Manager, Direct Businesses and President of Footwear

Alan S. Bernikow, Director	92,629	(8)	*

Jesse Choper, Director	166,258	(9)	*

John E. Kyees, Director	11,677	(10)	*-

Ward K. Mooney, Director	40,273	(11)	*

George T. Porter, Jr., Director	137,224	(12)	*

Mitchell S. Presser, Director	74,924	(11)	*

Directors and Executive Officers as a group (22 persons)	9,229,976	(13)	18.0%

*	Less than 1%
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options and warrants held by that person that are currently exercisable, or that become exercisable within 60 days, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 48,431,074 shares of our common stock outstanding as of May 15, 2011, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d-3(d)(1) under the Exchange Act.

(2)	Mr. Holtzman may be deemed to have shared voting and investment power over 5,653,769 shares of common stock, which includes 1,610,000 shares subject to stock options exercisable within 60 days.
(3)	Includes 636,324 shares subject to stock options exercisable within 60 days, 204,232 shares of unvested restricted stock and 3,539 shares held pursuant to his 401(k) Plan account.
(4)	Includes 250,763 shares subject to stock options exercisable within 60 days, 234,867 shares of unvested restricted stock and 10,614 shares held pursuant to his 401(k) Plan account.
(5)	Includes 30,606 shares subject to stock options exercisable within 60 days and 44,897 shares of unvested restricted stock.
(6)	Includes 6,667 shares subject to stock options exercisable within 60 days.
(7)	Includes 10,000 shares subject to stock options exercisable within 60 days.
(8)	Includes 70,000 shares subject to stock options exercisable within 60 days.
(9)	Includes 85,000 shares subject to stock options exercisable within 60 days.
(10)	Includes 11,667 shares subject to stock options exercisable within 60 days.
(11)	Includes 25,000 shares subject to stock options exercisable within 60 days.
(12)	Includes 55,000 shares subject to stock options exercisable within 60 days.
(13)	Includes 2,921,037 shares subject to stock options exercisable within 60 days, 768,437 of unvested shares of restricted stock and 19,525 shares held pursuant to respective 401(k) Plan accounts.

EQUITY COMPENSATION PLAN INFORMATION

The following is a summary of information with respect to our equity compensation plans as of January 29, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2) (c)

Equity compensation plans approved by security holders (1)	2,939,097	$5.42	3,736,329	(3),(4)

Equity compensation plans not approved by security holders (2)	730,000	$3.63	500,000

Total	3,669,097	$5.06	4,236,329	(3),(4)

(1)	During fiscal 2010, we had one stockholder-approved equity compensation plan, our 2006 Incentive Compensation Plan (as amended, the “2006 Plan”). Pursuant to the 2006 Plan, at January 29, 2011, we had a total of 3.7 million shares authorized for issuance of which 2.8 million shares remained available for future issuances. At January 29, 2011, we had 1.0 million options outstanding. We also had 1.9 million options still outstanding as part of our 1992 Stock Incentive Plan (the “1992 Plan”). No further grants can be made under the 1992 Plan.
(2)

Prior to 2006, our Board of Directors and the Compensation Committee had the reasonable discretion to issue shares outside of the 1992 Plan, subject to the rules of Nasdaq. These outstanding options to purchase up to 730,000 shares of our common stock, with exercise prices ranging from $3.15 to $5.01 per share, were granted between fiscal 2001 and fiscal 2002. These options represent grants to consultants and also options granted to our executives that were in excess of our plans’ annual maximums during those fiscal years. At January 29, 2011, all of these options were exercisable. In addition, pursuant to our Amended and Restated Non-Employee Director Compensation Plan, we have a total 500,000 shares available for stock issuances in lieu of cash director fees, of which all remained available at January 29, 2011.

(3)	Our 2006 Plan includes a limitation of 3,750,000 shares that may be issued in the form of restricted stock, deferred stock, performance awards or other stock-based awards. At January 29, 2011, 2,779,501 shares remained subject to this limitation. Subsequent to January 29, 2011, on March 16, 2011, we granted a total of 538,661 shares of unvested restricted stock to certain members of our executive group in connection with achieving targets under our LTIP for fiscal 2010.
(4)	Subsequent to January 29, 2011, on March 16, 2011, we granted options to purchase 72,576 shares of common stock to certain members of our executive group in connection with achieving targets under our LTIP for fiscal 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Seymour Holtzman/Jewelcor Management, Inc.

During fiscal 2010, Seymour Holtzman, our Chairman of the Board of Directors, was compensated by us both directly (as an employee of our Company) and indirectly (as the president and chief executive officer and, together with his wife, indirectly, the majority shareholder of JMI). A complete summary of all compensation and consulting fees paid to Mr. Holtzman is described above under Item 11, “Executive Compensation – 2010 Director Compensation Table” and “Chairman Compensation.”

Review, Approval or Ratification of Transactions with Related Persons

Through JMI, Mr. Holtzman receives consulting compensation from the Company pursuant to a consulting agreement originally entered into with JMI in October 1999 and most recently amended April 2011. Due to Mr. Holtzman’s role as our Chairman of the Board of Directors and the relevance of the services he provides on a consulting basis, our Compensation Committee has had the primary responsibility for reviewing and approving all amendments to the consulting agreement since March 2000. Our Audit Committee Charter, which was subsequently adopted in June 2003, provides that our Audit Committee shall review all related party transactions on an ongoing basis and all such transactions must be approved by the Audit Committee, to the extent required by the Sarbanes–Oxley Act of 2002, the Securities Exchange Commission and Nasdaq. Because Nasdaq provides that such oversight can be conducted by either a company’s audit committee or another independent body of the board of directors, the Audit Committee determined that due to the nature of the consulting agreement with JMI the review and approval of all transactions pursuant to this arrangement should continue to be the primary responsibility of the Compensation Committee. Over the years, the Compensation Committee, at its discretion, has at times taken its recommendations, as they relate to the JMI consulting agreement, to the Board of Directors for ratification (without participation from Seymour Holtzman). For all other related party transactions, the review and approval of such transactions is the responsibility of our Audit Committee.

Director Independence

Our Board of Directors is currently comprised of eight members (there is currently one vacancy). A majority of the members of the Board are “independent” under the rules of Nasdaq. The Board has determined that the following directors are independent: Messrs. Bernikow, Choper, Kyees, Mooney, Porter and Presser.

Item 14.	Principal Accounting Fees and Services

The Audit Committee engaged Ernst & Young LLP to serve as our independent registered public accounting firm during the fiscal year ended January 29, 2011.

Audit Fees

Ernst & Young LLP billed us an aggregate of $629,000 and $638,750 in fees for fiscal years 2010 and 2009, respectively, for professional services rendered in connection with the audits of our financial statements for the fiscal years ended January 29, 2011 and January 30, 2010 included in our Annual Reports on Form 10-K, for services performed related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q. Fiscal 2009 also included $10,000 in fees related to registrations statements.

Audit - Related Fees

For fiscal 2009, Ernst & Young billed $40,000 in fees related to risk management. No such fees were billed by Ernst & Young for fiscal 2010.

Tax Fees

No fees were billed by Ernst & Young for fiscal 2010 and 2009 for tax services.

All Other Fees

For fiscal 2010 and fiscal 2009, Ernst & Young billed us $1,970 and $1,940, respectively, for fees related to an online accounting research tool.

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

May 31, 2011

	By:	/s/ David A. Levin
David A. Levin
President and Chief Executive Officer

	By:	/s/ Dennis R. Hernreich
Dennis R. Hernreich
Executive Vice President and
Chief Financial Officer