Form 10-Q
period 2011-10-29
CASUAL MALE RETAIL GROUP INC
filed 2011-11-18
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended October 29, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of October 29, 2011 was 48,479,069.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 29, 2011	January 29, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,625	$4,114
Accounts receivable	3,577	3,618
Inventories	114,939	92,889
Prepaid expenses and other current assets	10,980	8,885

Total current assets	135,121	109,506

Property and equipment, net of accumulated depreciation and amortization	44,172	39,051

Other assets:
Intangible assets	31,882	32,262
Other assets	1,785	1,794

Total assets	$212,960	$182,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of deferred gain on sale-leaseback	$1,465	$1,465
Accounts payable	33,392	17,552
Income taxes payable	—	242
Accrued expenses and other current liabilities	31,360	26,936

Total current liabilities	66,217	46,195

Long-term liabilities:
Deferred gain on sale-leaseback, net of current portion	19,417	20,516
Deferred income taxes	2,114	1,538
Other long-term liabilities	2,392	3,032

Total liabilities	90,140	71,281

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding at October 29, 2011 and January 29, 2011	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 59,356,508 and 58,661,641 issued at October 29, 2011 and January 29, 2011, respectively	594	587
Additional paid-in capital	293,340	291,369
Accumulated deficit	(79,440)	(88,611)
Treasury stock at cost, 10,877,439 shares at October 29, 2011 and January 29, 2011	(87,977)	(87,977)
Accumulated other comprehensive loss	(3,697)	(4,036)

Total stockholders’ equity	122,820	111,332

Total liabilities and stockholders’ equity	$212,960	$182,613

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Sales	$89,422	$89,936	$286,164	$282,171

Cost of goods sold, including occupancy	49,207	48,802	152,192	152,360

Gross profit	40,215	41,134	133,972	129,811

Expenses:
Selling, general and administrative	38,625	38,802	114,091	109,864
Depreciation and amortization	2,972	3,159	9,040	9,847

Total expenses	41,597	41,961	123,131	119,711

Operating income (loss)	(1,382)	(827)	10,841	10,100

Other income (expense), net	(252)	323	(252)	531
Interest expense, net	(136)	(177)	(384)	(485)

Income (loss) before income taxes	(1,770)	(681)	10,205	10,146

Provision (benefit) for income taxes	(175)	(970)	1,034	107

Net income (loss)	$(1,595)	$289	$9,171	$10,039

Net income (loss) per share – basic	$(0.03)	$0.01	$0.19	$0.21
Net income (loss) per share – diluted	$(0.03)	$0.01	$0.19	$0.21

Weighted average number of common shares outstanding
- basic	47,533	47,041	47,385	46,895
- diluted	47,533	47,548	48,120	47,435

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 29, 2011	October 30, 2010
Cash flows from operating activities:
Net income	$9,171	$10,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,040	9,847
Amortization of deferred gain from sale-leaseback	(1,099)	(1,099)
Deferred income taxes, net of valuation allowance	576	577
Stock based compensation expense	1,276	1,165
Issuance of common stock to Board of Directors	108	112

Changes in operating assets and liabilities:
Accounts receivable	(166)	(1,392)
Inventories	(22,050)	(19,614)
Prepaid expenses and other current assets	(2,095)	(2,924)
Other assets	79	(196)
Accounts payable	15,840	12,082
Income taxes payable	(242)	(1,267)
Accrued expenses and other current liabilities	1,228	(2,446)

Net cash provided by operating activities	11,666	4,884

Cash flows from investing activities:
Additions to property and equipment	(10,956)	(7,272)
Net proceeds from sale of subsidiary, LP Innovations, Inc.	207	296

Net cash used for investing activities	(10,749)	(6,976)

Cash flows from financing activities:
Net borrowings under credit facility	—	7,114
Principal payments on long-term debt	—	(3,655)
Proceeds from the issuance of common stock under option program	594	374

Net cash provided by financing activities	594	3,833

Net change in cash and cash equivalents	1,511	1,741
Cash and cash equivalents:
Beginning of the period	4,114	4,302

End of the period	$5,625	$6,043

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended October 29, 2011

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at January 29, 2011	58,662	$587	$291,369	(10,877)	$(87,977)	$(88,611)	$(4,036)	$111,332

Stock based compensation expense			1276					1,276
Issuance of restricted stock, net of cancellations	500	5	(5)					—
Board of Directors compensation	26	—	108					108
Exercises under option programs	169	2	592					594
Accumulated other comprehensive income (loss):
Unrecognized loss associated with pension plan							295	295
Foreign currency							44	44
Net income						9,171		9,171

Total comprehensive income								9,510

Balance at October 29, 2011	59,357	$594	$293,340	(10,877)	$(87,977)	$(79,440)	$(3,697)	$122,820

CASUAL MALE RETAIL GROUP, INC.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

In the opinion of management of Casual Male Retail Group, Inc., a Delaware corporation (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company's audited consolidated financial statements for the fiscal year ended January 29, 2011 included in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 18, 2011.

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

Segment Information

The Company reports its operations as one reportable segment, Big & Tall Men’s Apparel, which consists of its three operating segments – B&T Factory Direct, Casual Male XL and Rochester Clothing. The Company considers its operating segments to be similar in terms of economic characteristic, production processes and operations, and has therefore aggregated them into a single reporting segment. The Company’s DXL® store format carries merchandise from all three of the Company’s operating segments. The operating results and assets of the Company’s direct businesses, LivingXL®, ShoesXL® and the Company’s International Web Stores, are immaterial.

Other Intangibles

The Company’s trademarks are considered indefinite-lived intangible assets and must be tested annually for potential impairment. At January 1, 2011, both the Casual Male and Rochester trademarks were tested for potential impairment. Utilizing an income approach with appropriate royalty rates applied, the Company concluded that the Casual Male trademark, with a carrying value of $29.2 million, and the Rochester trademark, with a carrying value of $1.5 million, were not impaired. During the first nine months of fiscal 2011, no event or circumstance occurred which would be considered an indicator of impairment, requiring interim testing of the Company’s trademarks. Other intangibles, which include customer lists and favorable lease commitments, were $1.2 million at October 29, 2011.

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

For the first nine months of fiscal 2011 and fiscal 2010, the Company recognized total stock-based compensation expense of $1.3 million and $1.2 million, respectively. Approximately $0.9 million of the $1.3 million of stock-based compensation expense for the first nine months of fiscal 2011 and $0.5 million of the $1.2 million for the first nine months of fiscal 2010 related to the expense associated with the grant of equity awards pursuant to the Company’s Long-Term Incentive Plan (“LTIP”).

The total compensation cost related to non-vested awards not yet recognized as of October 29, 2011 is approximately $1.4 million which will be expensed over a weighted average remaining life of 28 months.

Valuation Assumptions for Stock Options and Restricted Stock

During the first nine months of fiscal 2011, the Company granted 569,661 shares of restricted stock of which 538,661 shares were granted to members of management as a result of the Company’s achieving certain performance targets pursuant to its LTIP for fiscal 2010. In addition, during the first nine months of fiscal 2011, the Company granted stock options to purchase 85,421 shares of common stock, of which stock options to purchase 72,576 shares of common stock were issued pursuant to the LTIP for fiscal 2010.

During the first nine months of fiscal 2010, the Company granted 308,550 shares of restricted stock which included 283,550 shares to members of management as a result of the Company’s achieving certain performance targets pursuant to its LTIP for fiscal 2009. In addition, during the first nine months of fiscal 2010, stock options to purchase 383,172 shares of common stock were granted. Of this amount, stock options to purchase 20,606 shares of common stock were issued pursuant to the LTIP for fiscal 2009.

Each restricted share of common stock was assigned a fair value equal to the closing price of the Company’s common stock on the date of grant. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of stock options granted during the first nine months of fiscal 2011 was $1.53 per share.

The following assumptions were used for grants for the first nine months of fiscal 2011 and fiscal 2010:

	October 29, 2011	October 30, 2010
Expected volatility	55.0%	55.0%
Risk-free interest rate	0.32—1.89%	1.14—1.55%
Expected life	2.5—4.5 yrs	2.1—3.0 years
Dividend rate	—	—

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

During the first nine months of fiscal 2011, options for 169,141 shares of common stock were exercised with an intrinsic value of approximately $64,000.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to make the presentation of items within other comprehensive income ("OCI") more prominent. The new standard will require companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of OCI in the statement of stockholders' equity. This new update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this new standard may change the order in which certain financial statements are presented and will provide additional detail in those financial statements when applicable, but will not have any other impact on the Company's financial statements.

2.	Debt

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

Borrowings made pursuant to the Credit Facility will bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.'s prime rate, (b) the Federal Funds rate plus 0.50% and (c) the one month LIBOR rate) plus a varying percentage, based on the Company’s borrowing base, of 1.00-1.25% for prime-based borrowings and 2.00-2.25% for LIBOR-based borrowings. The Company is also subject to an unused line fee. At October 29, 2011, the Company’s prime-based interest rate was 4.25%.

The Company's obligations under the Credit Facility are secured by a lien on all of its assets. The Company is not subject to any financial covenants pursuant to the Credit Facility.

At October 29, 2011, the Company had no borrowings outstanding under the Credit Facility. Outstanding standby letters of credit were $2.3 million and documentary letters of credit were $3.9 million. Unused excess availability at October 29, 2011 was $68.8 million. Average borrowings outstanding under this facility during the first nine months of fiscal 2011 were approximately $147,000, resulting in an average unused excess availability of approximately $65.6 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

The fair value of the amount outstanding under the Credit Facility at October 29, 2011 approximated the carrying value.

3.	Equity

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share is determined by giving effects to unvested shares of restricted stock and the exercise of stock options using the treasury stock method.

Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the nine months ended
(in thousands)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Common Stock Outstanding
Basic weighted average common shares outstanding	47,533	47,041	47,385	46,895
Common Stock Equivalents –Stock options and restricted stock, excludes anti-dilutive options of 645 shares for the three months ended October 29, 2011	—	507	735	540

Diluted weighted average common shares Outstanding	47,533	47,548	48,120	47,435

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period because the exercise price of such options was greater than the average market price per share of common stock for the respective periods.

	For the three months ended		For the nine months ended
(in thousands, except exercise prices)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Options	2,743	3,273	2,588	3,273

Range of exercise prices of such options	$3.98 - $10.26	$3.88 - $10.26	$4.14 - $10.26	$3.88 - $10.26

The above options, which were outstanding at October 29, 2011, expire from May 1, 2012 to August 31, 2021.

4.	Income Taxes

At October 29, 2011, the Company had a valuation allowance of approximately $47.1 million against its deferred tax assets. The deferred tax assets include approximately $19.7 million of net operating loss carryforwards that expire through 2029 and approximately $8.2 million of deferred gain on sale-leaseback and, to a lesser extent, other book/tax timing differences.

The ability to reduce the valuation allowance of $47.1 million is dependent upon the Company’s ability to achieve sustained taxable income to realize its deferred tax assets. Because fiscal 2011 earnings will be a significant factor in determining the amount of the valuation allowance that can be reversed, the deferred tax assets remain fully reserved at October 29, 2011. However, based on the Company’s results of operations for the past two fiscal years as well as its projected earnings for fiscal 2011, the Company expects to be able to reverse substantially all of the valuation allowance in the fourth quarter of fiscal 2011. The Company expects the reversal of the valuation allowance will increase net income for fiscal 2011 by approximately $40.0 million.

The Company’s effective tax rate for the first nine months of fiscal 2011 has been reduced from the statutory rate due to the utilization of the Company’s fully reserved net operating loss carryforwards. The Company expects its effective rate to return to a normalized rate of approximately 40% once the valuation allowance is reversed.

A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to Topic 740, Income Taxes, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At October 29, 2011, the Company had no material unrecognized tax benefits. During the third quarter of fiscal 2010, the Company recognized a tax benefit of $0.8 million, or $0.02 per diluted share, as a result of the reduction in its liability for uncertain tax positions, due to the expiration of certain statutes of limitation.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 1998, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the first nine months of fiscal 2011.

5.	Commitments and Contingencies

The Company accounts for litigation and claims in accordance with Topic 450, Contingencies. Pursuant to Topic 450, loss contingency provisions are recorded for probable and estimable losses based upon the Company’s best estimate of a loss, or when a best estimate cannot be made, at its estimate of the minimum loss. These estimates are refined each accounting period as additional information becomes known.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. For example, the Company is involved in two California meal and rest breaks class action suits. During the third quarter of fiscal 2011, the Company recorded a charge of approximately $1.4 million, which represents an accrual for the Company’s estimate of potential obligations for certain of its outstanding litigation, primarily related to the two California class action lawsuits, as well as incurred legal fees to date. Management believes that it has sufficiently accrued for such matters and that the resolution of those matters will not have a material adverse impact on the results of operations or the financial position of the Company.

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

BUSINESS SUMMARY

Casual Male Retail Group, Inc. together with our subsidiaries is the largest specialty retailer of big & tall men’s apparel with retail operations in the United States and London, England and direct businesses throughout the United States, Canada and Europe. We operate under the trade names of Casual Male XL, Casual Male XL Outlets, DestinationXL®, Rochester Clothing, B&T Factory Direct, ShoesXL® and LivingXL®. At October 29, 2011, we operated 371 Casual Male XL retail stores, 60 Casual Male XL outlet stores, 11 DestinationXL (“DXL®”) stores and 14 Rochester Clothing stores. Our direct business includes several catalogs and e-commerce sites which support our brands and product extensions.

Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Casual Male Retail Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years which end on January 28, 2012 and January 29, 2011 as “fiscal 2011” and “fiscal 2010,” respectively.

When discussing sales growth, we refer to the term “comparable sales.” Comparable sales for all periods include our retail stores that have been open for at least one full fiscal year together with our e-commerce and catalog sales. Stores that have been remodeled, expanded or re-located during the period are also included in our determination of comparable sales. Our DestinationXL stores are considered relocations and comparable to all the closed stores in each respective market area. We include our direct businesses as part of our calculation of comparable sales since we are a multi-channel retailer, offering our customers convenient alternatives for their shopping. The method of calculating comparable sales varies across the retail industry and, as a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies.

RESULTS OF OPERATIONS

Financial Summary

For the third quarter of fiscal 2011, we had a net loss of $(1.6) million or $(0.03) per diluted share as compared to net income of $0.3 million, or $0.01 per diluted share, for the third quarter of fiscal 2010. For the first nine months of fiscal 2011, net income was $9.2 million, or $0.19 per diluted share, as compared to $10.0 million, or $0.21 per diluted share, for the first nine months of fiscal 2010.

Sales for the third quarter of fiscal 2011 were below our expectations. Total sales for the third quarter of fiscal 2011 were down 0.6% as compared to the third quarter of fiscal 2010. During the third quarter, we experienced a decrease in our store traffic of approximately 6% from the prior year’s third quarter, as compared to our trend through the second quarter of a 1% decrease, which directly impacted our top line. As a result, we have revised our earnings expectations for fiscal 2011 - see “Fiscal 2011 Outlook” below.

Even though we are still experiencing negative store traffic, comparable sales increased 0.7% and 2.6%, respectively, for the third quarter and first nine months of fiscal 2011, as a result of both modest product price increases (which we started to implement during the first quarter of fiscal 2011) and continued improvements in sales productivity driven by our customer service initiatives.

From a liquidity perspective, at October 29, 2011, we have $5.6 million in cash and cash equivalents, no outstanding debt and full availability under our credit facility of $68.8 million. We continue to generate positive free cash flow (see “Presentation of Non-GAAP Measure” below) and manage our inventory, which has been a key component in optimizing our merchandise margins, enabling us to avoid excessive promotional and clearance activity.

During the first nine months of fiscal 2011, we have opened seven DXL® stores. In aggregate, for the first nine months of fiscal 2011, the DXL stores continue to show improved sales within their respective markets of approximately 15%, on a comparable basis, versus the first nine months of fiscal 2010, with all stores showing some improvement. During the fourth quarter of fiscal 2011, we expect to open an additional 5 DXL stores for a total of 16 DXL stores operating by the end of fiscal 2011 (down from our previous estimate of 19 to 20 DXL stores).

During the third quarter of fiscal 2011, we introduced our DXL catalog and launched our new DXL website at www.destinationxl.com. Our DXL website, with a multi-channel solution similar to the DXL store experience, has state-of-the-art functionality, enabling our customers to shop across all brands and product extensions with ease. The DXL website and catalog launched during the third quarter of fiscal 2011 with minimal advertising. Subsequently, we will increase the marketing of our new DXL website and DXL catalog by introducing our existing customer base to the DXL concept.

Fiscal 2011 Outlook

As a result of the lower than expected sales during the third quarter, we have revised our earnings expectations for fiscal 2011 to reflect this lower sales base. For fiscal 2011, we expect earnings to be $0.35 to $0.38 per diluted share. This is a decrease from our previous guidance of $0.40 to $0.45 per diluted share.

Our revised earnings guidance is based on:

•	Total sales of approximately $397.5 to $402.5 million (a decrease from our previous guidance of $405.0-$410.0 million).

•	Gross margin rate of 46.9% to 47.3% (no change from our previous guidance). This represents an improvement of 105 to 150 basis points from fiscal 2010’s gross margin rate.

•

We have reinstated our employer match for our 401K Plans and have given modest salary increases to some of our employees, resulting in an expected increase in SG&A of approximately 3.0% to $156.0 million (no change from our previous guidance). The modest salary increases are the first increases since the economic difficulties began in fiscal 2008.

From a liquidity perspective, we expect cash flow from operating activities to be $27.5 to $30.0 million (a decrease from our previously reported range of $37.5 to $40.0 million), resulting in free cash flow (as defined below under “Presentation of Non-GAAP Measure”) of approximately $9.5 to $12.0 million (down from a range of $17.5 to $20.0 million previously reported). We expect our cash balances to be approximately $13.0-$14.0 million by the end of fiscal 2011 (a decrease from our previously reported estimate of $22.0-$25.0 million). Our capital expenditures for fiscal 2011 will be approximately $18.0 million (down from the $20.0 million previously reported). These expenditures are primarily related to our planned opening of 12 new DXL stores during fiscal 2011 and capital being spent on investing in the infrastructure of our direct channel in connection with the launch of our new DXL® website during the third quarter of fiscal 2011. As we open new DXL stores, we will be closing existing stores in the area. For fiscal 2011, we currently expect to close 15 to 20 existing stores. By the end of fiscal 2011, our total store count is expected to be approximately 450 stores.

For fiscal 2012, we plan to open 35-40 additional DXL stores, resulting in approximately 51-56 DXL stores operating at the end of fiscal 2012, with at least one store located in most of the major metropolitan cities across the United States. At the same time, we expect to close approximately 55-65 existing stores in connection with opening these DXL stores, resulting in an estimated store count of approximately 425 stores at the end of fiscal 2012.

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

	For the nine months ended:		Projected Cash Flow
(in millions)	October 29, 2011	October 30, 2010	Fiscal 2011
Cash flow from operating activities	$11.7	$4.9	$27.5-$30.0
Less: capital expenditures	(11.0)	(7.3)	(18.0)
Less: discretionary store asset acquisitions	—	—	—

Free cash flow	$0.7	$(2.4)	$9.5-$12.0

Sales

For the third quarter of fiscal 2011, total sales decreased by 0.6% to $89.4 million when compared to total sales of $89.9 million for the third quarter of fiscal 2010. Comparable sales for the third quarter increased 0.7% when compared to the same period of the prior year. On a comparable basis, sales from our retail business increased 1.5% for the third quarter and sales from our direct businesses decreased 2.5%. As planned, during the first quarter of fiscal 2011, we started to increase prices within certain merchandise categories. For the third quarter of fiscal 2011, our average unit retail increased approximately 8% over the prior year’s third quarter. This increase is due partly to product price increases, and partly to the result of improved sales productivity by our selling associates.

Total sales for the third quarter of fiscal 2011 were below expectations and were primarily driven by a decrease in store traffic of approximately 6% when compared to the third quarter of fiscal 2010. While we continue to experience improvement in our “average retail” metrics, decreased store traffic had a negative impact on our sales trend for the third quarter of fiscal 2011.

For the first nine months of fiscal 2011, total sales increased by 1.4% to $286.2 million as compared to $282.2 million for the first nine months of the prior year. Comparable sales for the first nine months increased 2.6% when compared to the first nine months of fiscal 2010. The increase consisted of a 2.8% increase in our retail business and a 1.9% increase in our direct business.

Because of our sales shortfall during the third quarter of fiscal 2011, we have lowered our expected sales volumes for fiscal 2011 to a range of $397.5 million to $402.5 million from our previous guidance of $405.0 million to $410.0 million.

Gross Profit Margin

For the third quarter of fiscal 2011, our gross margin rate, inclusive of occupancy costs, was 45.0% as compared to a gross margin rate of 45.7% for the third quarter of fiscal 2010. The decrease of 70 basis points for the third quarter of fiscal 2011 was the result of a decrease of 20 basis points in merchandise margins plus an increase of 50 basis points related to higher occupancy costs against a lower sales base. On a dollar basis, occupancy costs for the third quarter of fiscal 2011 increased 2.8% when compared to the third quarter of fiscal 2010. This increase is primarily related to the addition of our 7 new DXL stores.

For the first nine months of fiscal 2011, our gross margin rate, inclusive of occupancy costs, was 46.8% as compared to a gross margin rate of 46.0% for the first nine months of fiscal 2010. The increase of 80 basis points for the first nine months of fiscal 2011 was the result of an increase of 60 basis points in merchandise margins plus 20 basis points related to the leveraging of occupancy costs on sales. On a dollar basis, occupancy costs for the first nine months of fiscal 2011 were flat when compared to the first nine months of fiscal 2010.

While we have adjusted our sales guidance for fiscal 2011, we continue to expect that our gross margin will improve by approximately 105 to 150 basis points. We are expecting that our occupancy costs, on a dollar-basis, will remain flat to fiscal 2010. As a result, we expect to leverage occupancy costs by approximately 30 to 50 basis points in fiscal 2011. In addition, we are planning on continued improvement of 75 to 100 basis points in merchandise margins.

Selling, General and Administrative Expenses

SG&A expenses for the third quarter of fiscal 2011 were 43.2% of sales as compared to 43.1% of sales for the third quarter of fiscal 2010. On a dollar basis, SG&A expenses slightly decreased by $0.2 million, or 0.5%, for the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010. This decrease is primarily due to lower bonus accruals which have been adjusted as a result of our revised fiscal 2011 earnings expectations. This decrease was offset by an increase of approximately $1.4 million related to accruals for anticipated litigation settlements, primarily associated with two California meal and rest breaks class actions suits, and legal expense to date.

For the first nine months of fiscal 2011, SG&A expenses were 39.9% of sales as compared to 38.9% for the first nine months of fiscal 2010. On a dollar basis, SG&A expenses increased $4.2 million, or 3.8%, for the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010. In addition to the legal accruals mentioned above, the remainder of the increase is primarily due to payroll-related expenses, such as modest salary increases, severance payments, reinstatement of the 401K employer match, as well as increased staffing in our global sourcing and merchandise areas.

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

Other Income (Expense), Net

For the third quarter and first nine months of fiscal 2011, we recorded other expense of $0.3 million for professional services related to non-operating activities. For the third quarter and first nine months of fiscal 2010, other income was $0.3 million and $0.5 million, respectively, related to the remaining income recognized on our sale of LP Innovations, Inc.

Interest Expense, Net

Net interest expense was $0.1 million for the third quarter of fiscal 2011 as compared to $0.2 million for the third quarter of fiscal 2010. For the first nine months of fiscal 2011 net interest expense was $0.4 million as compared to $0.5 million for the first nine months of fiscal 2010. The interest expense for the third quarter and first nine months of fiscal 2011 primarily relates to the unused line fee on our credit facility as a result of having minimal borrowings during the first nine months of fiscal 2011.

Income Taxes

At October 29, 2011, we had a valuation allowance of approximately $47.1 million against our deferred tax assets. The deferred tax assets include approximately $19.7 million of net operating loss carryforwards that expire through 2029 and approximately $8.2 million of deferred gain on our sale-leaseback and, to a lesser extent, other book/tax timing differences.

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

The ability to reduce this valuation allowance of $47.1 million is dependent upon our ability to achieve sustained taxable income to realize our deferred tax assets. Because our fiscal 2011 earnings will be a significant factor in determining the amount of the valuation allowance that can be reversed, our deferred tax assets remain fully reserved at October 29, 2011. However, based on our results of operations for the past two fiscal years as well as our projected earnings for fiscal 2011 and beyond, we expect, barring any unforeseen circumstances, to be able to reverse substantially all of the valuation allowance in the fourth quarter of fiscal 2011. We expect that the reversal of the valuation allowance will increase net income for fiscal 2011 by approximately $40.0 million.

Our effective tax rate for the third quarter and first nine months of fiscal 2011 has been reduced from the statutory rate due to the utilization of fully reserved net operating loss carryforwards. We expect our effective rate to return to a rate of approximately 40% when the current valuation allowance is reversed. During the third quarter of fiscal 2010, we recognized a tax benefit of $0.8 million, or $0.02 per diluted share, as a result of a reduction in our liability for uncertain tax positions, due to the expiration of certain statutes of limitation.

Net Income (Loss)

For the third quarter of fiscal 2011, we had a net loss of $(1.6) million, or $(0.03) per diluted share, as compared to net income of $0.3 million, or $0.01 per diluted share, for the third quarter of fiscal 2010. For the first nine months of fiscal 2011, net income was $9.1 million, or $0.19 per diluted share, as compared to net income of $10.0 million, or $0.21 per diluted share, for the first nine months of fiscal 2010.

Inventory

At October 29, 2011, total inventory was $114.9 million compared to $92.9 million at January 29, 2011 and $109.6 million at October 30, 2010. Because of the upcoming “Holiday” selling season, our inventory levels are typically higher when compared to year-end balances.

Inventory at the end of the third quarter of fiscal 2011 increased by approximately $5.3 million as compared to October 30, 2010. This increase over the prior year is primarily related to cost increases. We continue to make a concerted effort to manage our inventory levels, which continue to remain in line with our year-end projections.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs are for working capital (essentially inventory requirements), capital expenditures and our growth initiatives. As discussed below, our capital expenditure program for fiscal 2011 is $18.0 million, which is greater than fiscal 2010 primarily due to the opening of 12 DestinationXL stores as well as the upgrading of our e-commerce sites to a single platform, multi-brand format.

We currently believe that our existing cash generated by operations together with our availability under our credit facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements and capital needs to support our DestinationXL expansion and growth plans. Furthermore, we believe that our cash flow from operations will be sufficient to support our DXL expansion plans of opening 35-40 stores during fiscal 2012.

For the first nine months of fiscal 2011, free cash flow, which we define as cash flow from operating activities, less capital expenditures and discretionary store asset acquisitions, if any, improved by $3.1 million to $0.7 million from $(2.4) million for the first nine months of fiscal 2010. See “Presentation of Non-GAAP Measure” above regarding non-GAAP free cash flow. The improvement in free cash flow of $3.1 million in the first nine months of fiscal 2011 was due to improved operating income partially offset by our increase in capital expenditures to support our DXL growth initiative.

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

We had no borrowings outstanding under the Credit Facility at October 29, 2011. Outstanding standby letters of credit were $2.3 million and outstanding documentary letters of credit were $3.9 million. The average monthly borrowing outstanding under this facility during the first nine months of fiscal 2011 was approximately $147,000, resulting in an average unused excess availability of approximately $65.6 million. Unused excess availability at October 29, 2011 was $68.8 million. Our obligations under the Credit Facility are secured by a lien on all of our assets. The facility contains no financial covenants.

Capital Expenditures

The following table sets forth the open stores and related square footage at October 29, 2011 and October 30, 2010, respectively:

	At October 29, 2011		At October 30, 2010
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
Casual Male XL	431	1,557	445	1,587
DXL	11	114	4	46
Rochester Clothing	14	122	17	142

Total Stores	456	1,793	466	1,775

Total cash outlays for capital expenditures for the first nine months of fiscal 2011 and fiscal 2010 were $11.0 million and $7.3 million, respectively.

For fiscal 2011, our capital expenditures are expected to be approximately $18.0 million. The budget includes approximately $8.0 million related to the opening of 12 DestinationXL stores and approximately $5.0 million for continued information technology projects, including the launch of our enhanced multi-branded e-commerce site, with the remainder for general overhead projects. In addition, for fiscal 2011, we expect to close approximately 15 to 20 existing stores (12 of which have already been closed during the first nine months of fiscal 2011). By the end of fiscal 2011, our total store count is expected to be approximately 450 stores

DXL store openings

Based on the strong performance of the four DXL stores opened in fiscal 2010, we plan to open 12 new stores during fiscal 2011 (7 of which have been opened during the first nine months of fiscal 2011). Because of the real estate and market demographics for each of these store locations, the size of each store ranges from 6,000 to 12,000 square feet, to accommodate each market. As mentioned above, for fiscal 2012, we plan to open 35-40 additional DXL stores, while at the same time closing 55-65 existing stores in connection with opening these DXL stores, resulting in an estimated store count of approximately 425 stores at the end of fiscal 2012.

During the third quarter we introduced our DXL catalog and launched our DXL website, with minimal advertising. During the fourth quarter of fiscal 2011, we will be marketing our new DXL website and catalogs to our existing customer base. This website, www.destinationxl.com, combines all of our existing e-commerce sites into one enhanced website, with state-of-the-art features and best practices. This enables our customers to shop across all of our brands and product extensions with ease and brings all of our customers under one concept. Their classification as a “Rochester” customer or a “Casual Male” customer no longer limits their ability to access our full product assortment.

Store Count

Below is a summary of store openings and closings since January 29, 2011:

	Casual Male	DXL	Rochester Clothing	Total stores
At January 29, 2011	440	4	16	460
New stores	1	7	—	8
Closed stores	(10)	—	(2)	(12)

At October 29, 2011	431	11	14	456

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires November 10, 2014, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At October 29, 2011, we had no outstanding borrowings. Because our average outstanding borrowings during the first nine months of fiscal 2011 were approximately $147,000, any increase in interest rates would have been immaterial to the financial results for the first nine months of fiscal 2011.

Foreign Currency

Our Sears Canada catalog operations conduct business in Canadian dollars and our Rochester Clothing store located in London, England conducts business in British pounds. Our international e-commerce sites conduct business in Euros and British pounds. If the value of the Canadian dollar, British pound or Euro against the U.S. dollar weakens, the revenues and earnings of these operations will be reduced when they are translated or remeasured to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of October 29, 2011, sales from our Sears Canada operations, our London Rochester Clothing store and our international e-commerce sites were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse affect on our financial position or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 29, 2011. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 29, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended October 29, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. For example, we are involved in two California meal and rest breaks class action suits. During the third quarter of fiscal 2011, we recorded a charge of approximately $1.4 million, which represents an accrual for our estimate of potential obligations for certain of our outstanding litigation, primarily related to the two California class action lawsuits, as well as incurred legal fees to date. Management believes that is has sufficiently accrued for such matters and that the resolution of those matters will not have a material adverse impact on our results of operations or financial position.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended January 29, 2011 filed with the SEC on March 18, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.**

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.

Date: November 18, 2011	By:	/S/ PETER H. STRATTON, JR.
Peter H. Stratton, Jr.
Senior Vice President of Finance, Corporate Controller
and Chief Accounting Officer