Form 10-K
period 2012-01-28
CASUAL MALE RETAIL GROUP INC
filed 2012-03-16
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2012 (Fiscal 2011)	Commission File Number 01-34219

CASUAL MALE RETAIL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

(781) 828-9300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 30, 2011, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $153.3 million, based on the last reported sale price on that date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily determinative for other purposes.

The registrant had 48,472,505 shares of Common Stock, $0.01 par value, outstanding as of March 5, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III.

CASUAL MALE RETAIL GROUP, INC.

Index to Annual Report on Form 10-K

Year Ended January 28, 2012

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

Item 1. Business

Casual Male Retail Group, Inc. together with our subsidiaries (the “Company”) is the largest specialty retailer of big & tall men’s apparel with retail operations in the United States and London, England and direct businesses throughout the United States, Canada and Europe. We operate under the trade names of Casual MaleXL®, Casual MaleXL Outlets, DestinationXL®, Rochester Clothing, B&T Factory Direct™, ShoesXL® and LivingXL®. We operate 360 Casual MaleXL retail stores, 60 Casual MaleXL outlet stores, 16 DestinationXL stores and 14 Rochester Clothing stores. Our direct business includes several catalogs and e-commerce sites which support our brands and product extensions. Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Casual Male Retail Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010 as “fiscal 2011”, “fiscal 2010” and “fiscal 2009,” respectively.

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

Since the acquisition in 2002, the majority of capital spent over the past eight years has been toward rebuilding our infrastructure. We have modernized our information technology, benefiting every aspect of our operations from distribution, global sourcing, store operations and merchandise planning to overall inventory management and profitability. With our customer in mind, we have invested our capital into the infrastructure of our e-commerce business to upgrade, enhance, as well as combine, our e-commerce sites into one centralized site which we launched during the third quarter of fiscal 2011.

We have improved upon our business in a number of ways to better service our customers, such as:

•	assembled product assortments that appeal to our broad target market with varied demographics and socioeconomic levels;

•

developed a store assortment planning methodology that matches each store location’s with the apparel lifestyle preferences of our customer through an array of product assortments, all of which can be found on our new centralized shopping site, www.destinationxl.com;

•

increased the number of products and range of sizes we offer. We carry tops in sizes up to 6xlt and 8xl, bottoms with waist sizes 36 to 66, and shoes 10 to 16. We have sophisticated system applications to help optimize size management while maintaining an acceptable in-stock position by size in all of our locations;

•

expanded our direct business from 5% of our sales in fiscal 2002, to almost 20% of our sales in fiscal 2011. Our multi-channel operation provides our customers with consistent product assortments, pricing, and marketing, emphasizing customer convenience; and,

•	culturally shifted the focus of our field organization and call center to the apparel needs of our customers, helping them fulfill their wardrobe needs consistent with their lifestyles.

OUR INDUSTRY

The men’s big & tall apparel market, which includes pants with a waist size of 42” and greater, as well as tops sized 1X and greater, generates approximately $3.5 billion to $4.0 billion in sales annually. Growth in this segment has been driven by rapidly changing market demographics.

The men’s big & tall apparel market is currently served by a variety of retailers, including department stores, mass merchandisers and specialty stores. These stores typically offer a limited assortment of sizes and styles. We estimate that our current market share is approximately 11% and believe that we have the potential to reach 17% and beyond. We believe that we can ultimately achieve this goal by catering to the broader target market, attracting customers from various incomes, age and lifestyle segments and offering the widest selection of sizes and styles. A substantial opportunity continues to exist for market share growth from the lower-size range of our market, that is, men in the 42”-46” waist size. These sizes are usually at the high end of the size range for most retailers and, as a result, the selection is usually limited at such retailers.

OUR BUSINESS

We operate as a multi-channel retailer with two primary retail brands: Casual MaleXL and Rochester Clothing. The Casual MaleXL customer is a consumer of primarily moderately priced branded and private label casual sportswear and dresswear, while our Rochester Clothing customer is a luxury-oriented consumer of fine quality, designer and branded menswear. We also operate Casual MaleXL outlets for our value-oriented consumer. Lastly, we operate a Direct business both online and through our call center which caters to all of our customers across all brands. Our objective is to appeal to all of our customers by providing a good, better, best array of product assortments in all primary lifestyles with multiple and convenient ways to shop. During fiscal 2010, we launched our new store concept, DestinationXL® (“DXL®”). Our DestinationXL store concept merges all of our brands under one roof, making it easier for our customers to find not only the merchandise they are looking for but also introduces them to extensive product assortments that we have to offer without having to shop multiple stores.

During the third quarter of fiscal 2011, we launched our new DestinationXL e-commerce site which, similar to our DXL store concept, brings all of our existing websites together, making it easier for our customer to shop the full array of product selection that we have to offer from all of our brands with the ease of one shopping cart. Full product assortments from Casual MaleXL, Rochester Clothing, ShoesXL and LivingXL can be found at www.destinationxl.com. In addition to our e-commerce and catalog businesses, we operated 7 international web stores serving twenty-six European countries during fiscal 2011. As discussed below, we will be closing these international web stores in fiscal 2012. Also, we anticipate that our first franchised DXL store will open for business in Kuwait City, Kuwait in April 2012.

Our multi-channel approach has enabled us to grow our business by offering a shopping alternative to the full spectrum of our potential target group. Through acquisitions, new business formats and new product development, we believe we cater to all income demographics from the value-oriented consumer to the high-end luxury-oriented consumer. We offer our customers merchandise in all lifestyles from casual to business, young to mature, in all large sizes from XL and up.

Another critical part of the business operation is managing the number of sizes offered to our customers and optimizing our in-stock position throughout the season. We maintain a consolidated inventory across all channels which enables us to manage our in-stock position of all sizes effectively, ultimately improving customer service. Moreover, our planning and allocation methodologies, with respect to store assortment planning, help to optimize each location’s market potential without excessive inventory levels.

BUSINESS STRATEGY

Our objective over the next five years is to improve our revenues by 30-50% and more than double current operating margins. A critical component of these revenue and profitability growth objectives is to continue to expand the DXL concept both in stores and direct. We intend to open DXL stores in all major markets over the next several years by replacing Casual MaleXL stores with DXL stores. Also, we launched DestinationXL.com in the third quarter of fiscal 2011, which presents a similar customer experience as the DestinationXL store in terms of breadth and depth of product assortments in all sizes available in one place.

A key component to our business strategy, not only in DXL stores but in all of our stores, is to continue improving sales productivity. We have invested in our associates and changed our culture to a more customer-centric environment focused on helping our customer identify and select their wardrobe needs. We are seeing results of these efforts through our store metrics. Even though overall traffic to the stores is down, our average dollar per transaction is increasing. We are continually making changes to our merchandise to meet our customers’ needs, varying merchandise selection by market, increasing size offerings, maintaining in-stock position on core product and offering a balanced mix of private label merchandise as well as branded apparel.

MERCHANDISE

A key component of our business strategy is to offer our market a broad assortment of apparel that is appropriate to our diverse customer base. Regardless of our customers’ age, socioeconomic status, and lifestyle preference, we are able to assemble a wardrobe to fit our customers’ apparel needs. In addition, we offer such assortments in private label product, balanced with an array of brand name labels.

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

Merchandise assortments in our DXL store format are organized by lifestyle, for ease of shopping to our customers, and within each lifestyle the assortments are shown in a good, better, best visual presentation, again to benefit our customers’ ease of shopping. With the “best” merchandise assortments featured most prominently in the DXL store, our customers are able to visualize current fashion trends, and easily select their wardrobes within their desired price points in a convenient manner.

The Company utilizes a number of private and brand name labels in each of its concepts as described below:

Casual MaleXL Outlet

Our 60 Casual MaleXL outlet stores, with their supporting direct business, B&T Factory Direct, generates approximately 12% of our business. The demographic and socioeconomic characteristics of this market segment are value-oriented customers, which has significant growth potential for us.

We offer a private label program, specifically for our Casual MaleXL outlet stores and our B&T Factory Direct businesses, which is similar to our lifestyle private label lines found in our full-price retail stores but made at lower costs and sold at lower price points for our value-oriented customers. We currently carry Canyon Ridge®, which is similar in style to our Harbor Bay® product line, 555 Turnpike™, which is targeted toward our younger customers, and Fuse, a contemporary line similar in style to our Synrgy™ product line. Traveler Technology™ is a traditional line similar to our Gold Series™.

Casual MaleXL Retail

Our Casual Male business offers an extensive selection of quality sportswear, dress clothing, footwear and accessories for the big & tall customer at moderate prices. Our full-price Casual Male merchandise is sold through our 360 Casual MaleXL retail stores, Casual MaleXL catalogs and e-commerce site.

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

We carry several private label lines in our Casual MaleXL retail stores and direct businesses which perform very strongly and represent approximately 75% of our sales:

•	Harbor Bay® was our first proprietary brand and it continues to represent a significant portion of our business, specifically our core basic merchandise. Harbor Bay is a traditional line.

•

Gold Series™ is our core performance offering in tailored-related separates, blazers, dress slacks, dress shirts and neckwear that blends comfort features such as stretch, stain resistance and wrinkle-free fabrications with basic wardrobe essentials.

•	Synrgy™ targets the customer looking for a contemporary/modern look.

•

Oak Hill® is a premier line catering to those customers looking for slightly more style and quality than our Harbor Bay but still in a traditional lifestyle. In fiscal 2011, we launched an extension of this line, Oak Hill Heritage, which consists of items elevated in detail and style within Oak Hill.

•	True Nation® is a denim-inspired line consisting of vintage-screen t-shirts and wovens and is geared towards our younger customer, which we recently launched in Spring 2011.

In addition to our many private label lines, we carry several well-known brands of merchandise including: Polo Ralph Lauren®, Nautica®, Geoffrey Beene®, Nautica Jeans Co.®, Levi’s®, Dockers®, Calvin Klein®, Reebok® and others.

Rochester Clothing

An important element to our business is our high-end, luxury fashion apparel offered by Rochester Clothing. Approximately 13% of our business is done by Rochester Clothing, although we are seeing a potential to expand this business as our Rochester brand is being introduced to a wider group of potential customers with the launch of our DXL stores and the DestinationXL website.

Our Rochester Clothing stores carry a broad selection of quality apparel, at higher price points, from well-known branded manufacturers such as Polo Ralph Lauren®, Robert Graham®, Lacoste®, Facconable®, DKNY®, Calvin Klein®, Michael Kors®, Brioni®, Cutter and Buck®, Tommy Bahama®, Tommy Hilfilger®, Thomas Dean®, Paul & Shark and others. The Rochester customer is able to find a wide range of apparel from traditional and modern sportswear to suits and accessories.

We have also been building a private label program specifically for our Rochester customers. We currently carry three private label lines: Twenty Eight Degrees ™ is targeted as a contemporary/modern line offering sportswear, loungewear, related separates, neckwear and dress shirts, Society of One, a jeans wear brand catering to the needs of the fashion denim customer, and Rochester, a line that targets traditional luxury styles. We also offer a complete selection of suits, dress shirts and neckwear under our Rochester Black Label private label. All of our proprietary brands feature the highest quality fabrications, details and construction. These brands represented approximately 11% of Rochester’s sales for fiscal 2011. While we do not expect that private label will be as big of a contributor as it is in our Casual Male business, we do believe these lines have found a market with our customers.

We strongly believe that the Rochester brand is an integral part of our overall objective of providing a shopping alternative to the full spectrum of our target customers, from the value-oriented customer to the high-end Rochester customer.

RETAIL AND DIRECT CHANNELS

DestinationXL Stores (“DXL”)

Bringing all of the brands together in one format has been an important initiative for us. Our target customer group is a very diverse group, and we have previously catered to them in individual groups through our various channels and brands, such as B&T Factory Direct for our value-oriented customers, Casual MaleXL for our moderate-price customers and Rochester Clothing for our high-end customers. Through our new DXL store concept, we have merged all of our brands under one roof, making it easier for our customers to find the merchandise they are looking for without having to shop several stores, while at the same time, introducing them to our expanded selection of merchandise. The size of the DXL stores, which has almost triple the product assortments of a Casual MaleXL store, currently averages 10,000 square feet, and is expected to average closer to 8,500 to 9,000 as we open future DXL stores with square footage of between 7,000 to 10,000. To balance the potential store economics in each respective market, however, we may open 6,000 square feet stores in smaller markets.

We opened our first four stores in fiscal 2010 and based on their strong performance we opened an additional 12 DXL stores during fiscal 2011. These stores are supercenters, offering a full assortment from all of our core brands, including Casual MaleXL, Rochester Clothing and B&T Factory Direct, as well as expanded assortments of ShoesXL. The merchandise in our DXL stores are organized by lifestyle: Active, Traditional, Modern and Young Men’s with a representation of all of our brands, across all channels, utilizing a good, better, best pricing structure. This new store concept is the first of its kind in the big & tall market. Depending on the customers in each respective market, we can adjust the appropriate mix of merchandise, with varying selections from B&T Factory Direct, Casual MaleXL and Rochester Clothing, to cater to each demographic market.

This store concept enables us to serve a market area more efficiently, resulting in higher operating margins and potentially resulting in greater sales volumes. We hope to be able to increase market share in each market by either (a) gaining a larger share of our existing customers’ annual expenditures on apparel, or (b) increasing our market penetration with our customers whose waist size is between 42” and 46”, or both. Accordingly, the expectation is enhanced returns on capital and operating income from each market compared to our existing locations.

For fiscal 2011, collectively, the DXL stores continued to meet our expectations, with a comparable store sale increase of almost 13% for fiscal 2011 when compared to the prior year’s predecessor stores for each market area. For fiscal 2012, we are planning to open an additional 35 stores resulting in approximately 51 DXL stores operating at the end of the year, with at least one store located in most major metropolitan cities across the United States. In that the DXL format offers our customer a far superior customer experience compared to our existing stores, we expect to continue to open 35-40 DXL for the next several years, and expect to have 150-175 DXL store locations by fiscal 2015. Management believes there is potential to ultimately open up to 250 stores. By the end of fiscal 2012, the DXL stores are expected to be generating approximately 30% of our sales, and almost 50% by the end of fiscal 2013, on an annualized basis in our retail channel.

Casual MaleXL retail stores

At January 28, 2012, we operated 360 Casual MaleXL full-price retail stores, located primarily in strip centers, power centers or stand-alone locations. These stores offer a broad selection of basic sportswear, other casual apparel, dress wear and accessories, as well as a full complement of our private label collections. The average Casual MaleXL retail store is approximately 3,642 square feet and has approximately $169 in sales per square foot annually.

As we expand the DestinationXL stores in all major metropolitan areas in the US, we expect to close a significant portion of the existing Casual MaleXL stores. By the end of 2015, we anticipate that there will be approximately 150 Casual MaleXL stores, including outlets.

Casual MaleXL outlet stores

At January 28, 2012, we operated 60 Casual MaleXL outlet stores designed to offer a wide range of casual clothing for the big & tall customer at prices that are generally 20-25% lower than those offered at our full-price retail stores. Much of the merchandise in the outlet stores is offered with the purchasing interests of the value-oriented customer in mind. The merchandise assortments and brands carried in the outlet stores are consistent with the merchandise strategies carried in our direct business, B&T Factory Direct, which is discussed below. The average Casual MaleXL outlet store is approximately 3,141 square feet and has approximately $199 in sales per square foot annually.

Rochester Clothing stores

At January 28, 2012, we operated 14 Rochester Clothing stores, located in major cities throughout the United States and one store in London, England. The Rochester Clothing stores provide the customer with high-end merchandise from well-recognized brands. The average Rochester Clothing store is approximately 7,787 square feet and has approximately $291 in sales per square foot annually.

Our Direct Businesses

Our direct businesses, which consist of e-commerce and catalogs, are a vital part of our multi-channel business, allowing us to service our customers better whether from their home or in our store. Our direct businesses bridge that gap for us by encouraging and expecting our store associates to use our catalog and websites to help fulfill our customers’ clothing needs. If an item is not available in our store, then our store associates can order the item for our customer through one of our direct channels and have it shipped to the store or directly to the customer. The success of this program represents 5% of our retail stores’ sales, which are now derived from in-store orders placed through our direct channels.

DestinationXL® E-Commerce Site

To complete our initiative of bringing all of our brands under “one roof”, during the third quarter of fiscal 2011, we launched www.destinationxl.com. Similar to the store concept, this website combines all of our existing

e-commerce sites into one enhanced website, with state-of-the-art features and best practices. DestinationXL allows our customers to shop across all of our brands and product extensions with ease and brings all of our customers under one concept. Their classification as a “Rochester” customer or a “Casual Male” customer no longer limits their ability to access our full product assortment.

Each of our existing web addresses: www.casualmalexl.com, www.rochesterclothing.com, www.btdirect.com, www.livingxl.com, and www.shoesxl.com now take customers to the DestinationXL online environment where they can shop their favorite branded business or our DestinationXL superstore, all with convenience of a single cart and checkout.

From the DestinationXL website our customers have access to:

•	Casual MaleXL

Our Casual MaleXL web store offers an assortment of merchandise similar to what is available in the Casual MaleXL stores, but also offers a broader selection of brands, styles and sizes.

•	Rochester Clothing

Because we currently have only 14 Rochester Clothing retail locations, which may not be accessible for many of our Rochester customers, our direct businesses are a significant portion of our overall higher-end business. Our “Rochester Big & Tall” catalog and our Rochester clothing web store offer an assortment of clothing that is similar to what can be found in our Rochester retail stores, with a broader selection in most cases.

•	B&T Factory Direct

Our B&T Factory Direct web store enhances our existing Casual MaleXL outlet stores. The merchandise offered in our “B&T Factory Direct” catalogs and on our website is an expanded selection but similar to the merchandise that can be found in our Casual MaleXL outlet stores. In addition, B&T Factory Direct will often feature special clearance opportunities of product obtained from Casual MaleXL and Rochester Clothing, offering the B&T Factory Direct customer the ability to purchase branded product and fashion product for a specially reduced price.

•	LivingXL

Our LivingXL business, which includes our LivingXL web store and catalogs, specializes in the selling of select high-quality products which help larger people maintain a more comfortable lifestyle. The types of products sold on our website and in our catalogs benefit both men and women and include chairs, outdoor accessories, travel accessories, bed and bath and fitness equipment.

•	ShoesXL

Our ShoesXL web store carries a complete line of men’s footwear in extended sizes, offering our customers a full range of footwear in hard-to-find sizes. The assortment on ShoesXL is a reflection of our apparel, with a broad assortment from moderate to luxury and from casual to formal. ShoesXL currently has a selection of more than 500 styles of shoes, ranging in sizes from 10M to 18M and widths up to 5E. We carry a number of designer brands including Cole Haan, Allen Edmonds, Timberland, Calvin Klein, Lacoste and Bruno Magli. In addition, we have added the expanded shoe assortments within our existing Casual MaleXL and Rochester Clothing catalogs.

•	DestinationXL

From the DestinationXL homepage customers can also search across all of our brands without having to specifically shop Casual Male versus Rochester. By searching for a shirt in their size, DestinationXL will provide them product selection from all three of our concepts, from value-oriented to luxury. Customers can tailor their search enabling them to shop more effectively with ease.

Catalogs

Our catalogs continue to be an important component of our direct businesses. Over the past few years, we have improved our sales per catalog by reducing circulation and/or editions. During fiscal 2011, we issued:

•	13 editions of our Casual MaleXL catalogs with a circulation of 4.6 million;

•	13 editions of our Rochester Big & Tall catalog with a circulation of 1.7 million;

•	12 editions of our B&T Factory Direct catalog with a circulation of 1.9 million;

•	8 editions of our LivingXL catalog with a circulation of 1.4 million;

•	4 editions of our ShoesXL catalog with a circulation of 450,000; and

•	2 editions of our new DestinationXL catalog with a circulation of 670,000.

In fiscal 2012, we are planning to reduce total circulation of catalogs by approximately 20%, and reduce the number of editions in our Casual MaleXL, Rochester Big & Tall, BT Factory Direct, LivingXL, and ShoesXL brands while increasing the number of editions in DestinationXL.

Sears

Through our business relationship with Sears U.S. and Sears Canada, we offer selected Casual Male merchandise on their websites at www.Sears.com and www.Sears.ca. We also have a co-branded section in the Sears Canada catalog, in which we appeared in 3 editions during fiscal 2011.

International Web Stores

We operate 7 online stores for both our Casual MaleXL and Rochester Clothing brands that penetrate 26 European countries, including the U.K., Germany, France, Italy, Spain and the Netherlands. We engage GSI Commerce, Inc. (“GSI”) for the design, development and operations of the seven online stores. Subsequent to year end, we decided to discontinue our international web stores including terminating our contract with GSI. See Note K to the Consolidated Financial Statements for additional information.

Franchised DXL Store

In Spring 2011, pursuant to a franchise agreement between one of our subsidiaries and The Standard Arabian Business & Enterprises Company (SABECO), we expect to open our first DestinationXL® store in the Middle East in Symphony Mall, Kuwait City, Kuwait. The franchise agreement governs the operation of the store and provides that within two years of the store’s opening to the public, we have an option to purchase an equity interest in the store.

Bon-Ton

During fiscal 2011, we tested 15 in-store shops with Bon-Ton. Each of these stores, which approximated 1,000 square feet, carried a varied selection of merchandise similar to merchandise available in our DXL stores. Based on the lower than expected performance of these test stores, we closed the 15 stores by the end of fiscal 2011. We continue to offer select merchandise through the Bon-Ton website.

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

Utilizing a set of specific universal reporting tools, we are able to fulfill the daily, weekly and monthly roles and responsibilities of the merchandise planning and allocation team. These reporting tools provide focused and actionable views of the business to optimize the overall assortment by category and by store. We believe that by having all members of the merchandise planning and allocation team follow a standardized set of processes with the use of standardized reporting tools, our inventory performance will be optimized.

STORE OPERATIONS

We believe that our store associates are the key to creating the highest quality experience for our customers. Over the past four years, we have worked to change the culture of our stores from essentially an operationally-driven organization to a sales-driven, customer-centric organization. Our overall goal is to help our associates become less task oriented and more focused on serving the customer. We want our associates to help our customers meet their apparel needs by building their wardrobes, not just selling our customers an item. In order to do this, we have invested in educating our associates. Our training approach not only provides product knowledge but also behavioral training; we are teaching our associates how to interact and strengthen the relationship with each customer. A key component to the success of this program is having the right caliber of store associates. In order to accomplish this we use a national workforce solution company to assist us.

We are able to gauge the effectiveness of our training by measuring sales productivity at each level of the field organization, including individual sales associates. We believe that these educational programs, together with monitoring sales metrics to help identify opportunities for further training, will add to our brand loyalty with our customers, while also improving sales productivity.

Our field organization is overseen by our Senior Vice President of Store Sales and Operations and is comprised of approximately 30 District Managers who provide management development and guidance to individual store managers. Our organization is divided among four geographical regions, each region consisting of 7 to 8 District Managers depending on the number of stores and the distance between them. Each District Manager is responsible for hiring and developing store managers at the stores assigned to that District Manager’s area and for the overall operations and profitability of those stores. District Managers report to one of our four Regional Vice Presidents, each of whom reports directly to our Senior Vice President of Store Sales and

Operations. The Regional Vice President and Senior Vice President of Store Sales and Operations coordinate all sales and operations initiatives and activities, along with the support of the Vice President of Store Operations, the Director of Training and the Director of Store Support and Communications.

Each Casual MaleXL, Rochester Clothing and DXL store is staffed with a store manager, assistants and associates. The store manager is responsible for achieving certain sales and operational targets. Casual MaleXL managers are entitled to receive bonuses based on achieving those targets. Rochester Clothing and DXL stores have an incentive-based compensation plan for managers and selling staff. Beginning in fiscal 2011, we introduced a blended commission-based pay into our Casual MaleXL pay structure as another way to encourage our staff to focus on sales productivity and customer-centricity.

MARKETING AND ADVERTISING

Our marketing department creates and implements a wide variety of national, regional and local advertising, direct marketing and sales promotion programs. These direct mail and e-mail programs are designed to increase sales and customer awareness of all of our business channels, which include Casual MaleXL, Rochester Clothing, B&T Factory Direct, DestinationXL, LivingXL and ShoesXL. The primary component of our marketing budget has been our direct mail campaigns to our customer databases. With the majority of sales captured in our customer database, we believe that we maintain the largest customer database of purchasers of big & tall clothing. Our direct mail and e-mail programs allow continuous communication with our customers both for promotional events as well as relationship programs such as the birthday club and new customer loyalty programs. In addition, local store marketing activities occur on a regular basis and include store opening events and in-store promotional programs.

Advertising and marketing costs for all channels of our businesses represent approximately 4.9% of our total revenue for fiscal 2011, or approximately $19.6 million. This includes creating and distributing catalogs, retail direct mail pieces and in-store signage for our Casual MaleXL, Rochester Clothing and DestinationXL stores, and DXL store opening advertising, as well as our catalog and e-commerce businesses with active internet marketing programs.

In addition, we have a very active e-mail campaign updating all of our customers about the latest fashions, wardrobe ideas, promotional discounts and clearance specials.

With the consolidation of our e-commerce sites into one central website, www.destinationxl.com, we revised our customer loyalty program. Our new program, XL Rewards, enables our customers to accumulate points based on purchase activities across all of our brands and is no longer limited only to our Casual MaleXL customers. As of the end of fiscal 2011, approximately 95% of our active retail customers were enrolled in this program and 80% of all of our active customers, both direct and retail, were enrolled. Rewards are earned by reaching certain point thresholds and are valid through the stated expiration date, which is approximately three months from the mailing date and can be redeemed for a discount on a future purchase of merchandise from us. Rewards not redeemed during the three-month redemption period are forfeited. Points accumulate and are good for one year from date of purchase.

The loyalty program consists of four tiers of benefits, with increasing benefits and rewards based on purchase activity levels. For example, our Platinum level represents our top highest-spending customers. These individuals spend on average over $1,000 per year.

We utilize a customer relationship management (“CRM”) system that allows us to expand our level of communication to our customers, and makes available pertinent customer information at the store level, with the goal of servicing the customer better. With the customer database maintained at the corporate office, our business has daily results on its direct marketing efforts and has the ability to respond to business immediately. Our sales associates now have an array of information about their customers available. Through the CRM real-time database, our sales associates are able to access valuable information on each customer's buying patterns, preferences and sizes.

For fiscal 2012, we have slightly increased our marketing budget total to approximately $22.0 million, primarily to support the marketing efforts related to opening approximately 35 additional DXL stores. Our overall marketing focus and marketing objectives are to continue not only to cultivate our existing customer base with our loyalty program and direct contact campaigns, but also to develop more fully an effective outreach program primarily for our markets where a DXL store is located and for our destinationxl.com e-commerce website. We have shifted a portion of our marketing budget towards digital marketing. Also, we have engaged a professional third-party advertising agency to develop a more effective approach to expanding our market share.

GLOBAL SOURCING

We have strong experience in sourcing internationally, particularly in Asia, where we manufacture a significant percentage of our private label merchandise. We have established relationships with some of the leading and specialized agents. Our sourcing network consists of over 50 factories in 6 countries.

Both Casual Male and Rochester Clothing have benefited from our direct sourcing initiatives resulting in increased markups as compared to our brand-name product lines. Currently, approximately 35% of all our product needs are sourced directly.

Our global sourcing strategy is a balanced approach considering quality, cost and lead time, depending on the requirements of the program. We believe our current sourcing structure is sufficient to meet our operating requirements and provide capacity for growth. The growth and effectiveness of our global direct sourcing program is a key component to our continued merchandise margin improvement.

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

Since 2003, we have utilized United Parcel Services (“UPS”) for all our store shipments as well as all domestic customer deliveries. This association with UPS has improved our distribution capabilities while also reducing our shipping costs by utilizing zone skipping. By utilizing UPS, we are able to track all deliveries from the warehouse to our individual stores, including the status of in-transit shipments. In addition, we are able to provide our Direct-to-Consumer customers with Authorized Return Service and Web labels, making returns more convenient for them. Our current contract with UPS is through January 2015.

We utilize the Manhattan Associates’ PKMS warehousing application for our distribution center systems, which has significantly streamlined our distribution processes, enhanced our in-transit times, and significantly reduced our distribution costs. Automated packing for single piece orders and barcode scanning technologies were added for Direct-to-Consumer improving productivity and lowering packing costs. Our space utilization in our distribution center was enhanced with improved active shelving and reserve racking. Efficiencies were improved in various departments through the implementation of engineered productivity standards. In-bound calls and order fulfillment for our direct businesses are also currently handled at our Canton facility.

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

Our suite of merchandising systems consists of the JDA Portfolio Solutions, specifically the MMS Merchandise Management System and the Arthur Merchandise Planning and Advanced Allocation systems. In addition, we also utilize JDA’s E3 Advanced Replenishment system to optimize fill back from vendors and adjustments from seasonal profiles which we believe has improved sales opportunities and control over our basic merchandise inventory. For our distribution operations, we use Manhattan Associates’ PKMS distribution system. These systems have enabled us to improve sales, better manage inventory levels and streamline operations.

All of our stores have state-of-the-art point-of-sale (“POS”) terminals supplied by IBM. The business is supported by a POS business application provided by Epicor, formerly NSB Group. The POS applications capture daily transaction information by item, color and size. Communication between our corporate headquarters and all of our stores is facilitated on a daily basis through the use of an electronic mail system. The POS system includes a multitude of features including CRM tools that enable us to track customer buying habits and provides us with the ability to target customers with specific offers and promotions.

Our websites have all been standardized on a state-of-the-art platform from Oracle which acquired Art Technology Group. We also implemented the e-SPS Product Life Cycle Management system from NGC to support the growth of our direct sourcing initiatives. To support the marketing area, we implemented the PlanSystem3 environment from Quad-Systems to manage marketing assets, schedule promotions and monitor activities.

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

Using QuantiSense, a business intelligence and data warehousing application, we are able to provide our management team with the ability to integrate data from several sources into reports that are useful and easily obtained. With its customized reporting capabilities, we have visibility down to the lowest level: style, SKU and store. Over the past few years, we have developed customized reporting that has been extremely beneficial to our business. With the use of this software, we now have store grading applications and size scaling to the store level. In an effort to further improve our inventory management, we have created a standardized set of “best practices” for both our merchandise allocation and planning groups.

Prior to fiscal 2009, our direct businesses and retail businesses maintained separate inventory systems. In fiscal 2009, we integrated these systems so that our inventory is now shared among all channels of our business. This has provided numerous benefits to us including the elimination of redundant inventory items that previously existed as a result of managing two systems and, from an operational perspective, it simplified the ordering process considerably. Then in fiscal 2010, we merged our Casual Male and Rochester Clothing system platforms to deliver even greater efficiencies and open our full product assortment to all of our business formats.

During fiscal 2011, we launched our new DestinationXL website and converted all of our existing websites to the new shared DXL platform. The new web environment includes the latest in best practices, features and functions. The website provides our customers with the ability to shop across all of our brands and concepts without having to visit our multiple sites. In addition, we now have enhanced advanced search programs allowing more complex faceted searches. Our primary short-term goal is to maintain and strengthen our relationship with our customer; when they visit our direct businesses on-line, we want to ensure that the experience is effortless and that they find what they are seeking.

During fiscal 2012 we plan to continue our web improvements by adding an enhanced loyalty center, customer personalization, and enhanced outfit capability. We also plan to implement a new consolidated product database that will automate and integrate all product information across merchandising, marketing, web and stores.

We are currently underway with an upgrade of our Red Prairie (which acquired Escalate) order management system. This will provide new efficiencies and a platform to further enhance our direct-to-consumer capabilities. Other important technology upgrades planned for 2012 and into 2013 include our merchandise and assortment planning application, adding a more sophisticated concierge and customer contact management function within the stores, and adding a mobile customer service solution in our DXL stores.

COMPETITION

Our business faces competition from a variety of sources, including department stores, mass merchandisers, other specialty stores and discount and off-price retailers, as well as other retailers that sell big & tall merchandise. While we have successfully competed on the basis of merchandise selection, comfort & fit, customer service and desirable store locations, there can be no assurances that other retailers will not adopt purchasing and marketing concepts similar to ours. Discount retailers with significant buying power, such as Wal-Mart, J.C. Penney and Kohl’s, represent a source of competition for us. In addition, certain discount retailers and other specialty stores have recently announced their intentions to expand their big & tall offerings, including in some cases, the openings of specialty big & tall stores.

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

The direct business has several competitors, including the King Size catalog and website (which is owned by Redcats USA, a wholly-owned subsidiary of Pinault-Printemps-Redoute, SA of France) and The Foundry Big and Tall Supply Co. (which is operated by J.C. Penney Company, Inc).

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

TRADEMARKS/TRADEMARK LICENSE AGREEMENTS

We own several service marks and trademarks relating to our businesses, including, among others, “Casual Male®”, “Casual MaleXL®”, “B&T Factory Direct™”, “Rochester Big & Tall®”, “DestinationXL®”, “DXL®”, “Harbor Bay®”, “Oak Hill Established 1972®”, “Oak Hill®”, “Gold Series”™, “Flex-Zone®”, “Comfort Zone®”, “Synrgy™”, “Twenty Eight Degrees™”, “Society of One®” and “True Nation®”. We also hold a U.S. patent for an extendable collar system, which is marketed as “Neck-Relaxer®” and a U.S. copyright for a no-iron hang tag.

EMPLOYEES

As of January 28, 2012, we employed approximately 2,446 associates, of whom 1,598 were full-time personnel. We hire additional temporary employees during the peak Fall and Holiday seasons. None of our employees is represented by any collective bargaining agreement.

AVAILABLE INFORMATION

Our corporate website is http://investor.casualmale.com. Our investor relations site is also accessible from www.destinationxl.com, by clicking on the investor relations link. We make available, free of charge, through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we have electronically filed such material with, or furnished such materials to, the Securities and Exchange Commission. The SEC maintains an internet site that contains reports, proxy and information statements, and other information for issuers that file electronically with the SEC at http://www.sec.gov.

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

Like most other retail businesses, our business is seasonal. Historically, a significant portion of our operating income has been generated during our fourth quarter (November-January). In addition, similar to other retail businesses, our operations may be negatively affected by local, regional or national economic conditions, such as levels of disposable consumer income, consumer debt, interest rates and consumer confidence.

Our business may be adversely affected by economic and foreign issues abroad.

Economic and civil unrest in areas of the world where we source merchandise for our global sourcing program, as well as shipping and docking issues, could adversely impact the availability and cost of such merchandise. Political instability, the financial instability of our suppliers, merchandise quality issues, trade restrictions, tariffs, currency exchange rates, transport capacity and costs, inflation and other factors relating to foreign trade are beyond our control. In the event of disruptions or delays in deliveries due to economic or political conditions in foreign countries, such disruptions or delays could adversely affect our results of operations unless and until alternative supply arrangements could be made. These and other issues affecting our suppliers could adversely affect our business and financial performance.

We are dependent on third parties for the manufacture of the merchandise we sell.

We do not own or operate any manufacturing facilities and are therefore entirely dependent on third parties for the manufacture of the merchandise we sell. Without adequate supplies of merchandise to sell to our customers in the merchandise styles and fashions demanded by our particular customer base, sales would decrease materially and our business would suffer. We are dependent on these third parties’ ability to fulfill our merchandise orders and meet our delivery terms. Furthermore, over approximately 75% of our merchandise is manufactured specifically for Casual Male and our customers. In the event that manufacturers are unable or unwilling to ship products to us in a timely manner or continue to manufacture products for us, we would have to rely on other current manufacturing sources or identify and qualify new manufacturers. We might not be able to identify or qualify such manufacturers for existing or new products in a timely manner and such manufacturers might not allocate sufficient capacity to us in order to meet our requirements. Our inability to secure adequate and timely supplies of private label merchandise would negatively impact proper inventory levels, sales and gross margin rates, and ultimately our results of operations.

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

A significant portion of our merchandise is imported directly from other countries, and U.S. domestic suppliers who source their goods from other countries supply most of our remaining merchandise. In the event that commercial transportation is curtailed or substantially delayed, we may not be able to maintain adequate inventory levels of important merchandise on a consistent basis, which would negatively impact our sales and potentially erode the confidence of our customer base, leading to further loss of sales and an adverse impact on our results of operations.

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

Recently, the rising cost of cotton had a direct impact on the cost of raw materials resulting in higher costs. To the extent that the cost of our branded apparel increases, we expect that the majority of such cost will be passed onto the customer. With respect to our private label merchandise, we continue to work with the factories to help mitigate the cost, but to the extent that these costs cannot be absorbed, our retail prices may increase.

Our success significantly depends on our key personnel and our ability to attract and retain additional personnel.

Our future success is dependent on the personal efforts, performance and abilities of our key management which includes our executive officers as well as several significant members of our senior management. For example, the loss of the services of David Levin, our President and Chief Executive Officer, or Dennis Hernreich, our Chief Operating Officer and Chief Financial Officer, each of whom is an integral part of our daily operations and are primary decision makers in all our important operating matters, could significantly impact our business until adequate replacements can be identified and put in place. The loss of any of our senior management may result in a loss of organizational focus, poor operating execution, an inability to identify and execute potential strategic initiatives, impairment in our ability to identify new store locations, and an inability to consummate possible acquisitions.

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

All merchandise for our stores and ecommerce operations is received into our centralized distribution center in Canton, Massachusetts, where the inventory is then processed, sorted and shipped to our stores or directly to our customers. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. Although we believe that our receiving and distribution process is efficient and well-positioned to support our strategic plans, events beyond our control, such as disruptions in operations due to fire or other catastrophic events, employee matters or shipping problems, could result in delays in the delivery of merchandise to our stores or directly to our customers.

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

We have been Payment Card Industry (“PCI”) compliant since 2007, which we believe is important in ensuring that our security systems are protected, but there is always a risk that protected systems can be compromised.

We face greater challenges in managing several brands in multiple channels of distribution.

Several retailers have had problems executing a corporate strategy aimed at operating multiple brands in multiple channels. We conduct operations through our specialty stores, outlet stores, catalogs and internet channels of distribution. We are responsible for all aspects of brand management with respect to the Casual Male brand and the Rochester Clothing brand, including advertising and promotion, and the servicing and merchandising of private label merchandise. With respect to our branded merchandise, this function is mostly the responsibility of the specific manufacturer of the brand. If the managing of multiple brands within multiple channels is poorly executed, we will not achieve our expected level of profitability, and could ultimately be compelled to eliminate the multiple brand strategy so that the organization may focus on a single brand strategy.

We may not be successful in growing our market share.

We believe that our current level of stores is sufficient to sustain our business and we are not dependent on adding new stores to increase our sales volume and profitability. We are currently seeking to expand the number of DXL stores and reduce the number of existing Casual MaleXL and Rochester Clothing stores over time. However, for us to be successful in the future and maintain growth, we must be able to continue increasing our market share within the big & tall industry. Our growth is dependent on us being successful in attracting new target customers, and ultimately increasing the number of transactions, into our stores, catalogs and e-commerce sites. We cannot be certain that our strategic plans, including those relating to our DXL concept, will be successful in attracting customers and growing our market share.

Our business is highly competitive, and competitive factors may reduce our revenues and profit margins.

The United States men's big & tall apparel market is highly competitive with many national and regional department stores, mass merchandisers, specialty apparel retailers and discount stores offering a broad range of apparel products similar to the products that we sell. Besides retail competitors, we consider any manufacturer of big & tall merchandise operating in outlet malls throughout the United States to be a competitor. It is also possible that another competitor, either a mass merchant or a men's specialty store or specialty apparel catalog, could gain market share in men's big & tall apparel due to more favorable pricing, locations, brand and fashion assortment and size availability. Many of our competitors and potential competitors may have substantially greater financial, manufacturing and marketing resources than we do. The presence in the marketplace of various fashion trends and the limited availability of shelf space also can affect competition. We may not be able to compete successfully with our competitors in the future and could lose brand recognition and market share. A significant loss of market share would adversely affect our revenues and results of operations.

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

We own and use a number of trademarks and operate under several trademark license agreements. We believe that these trademarks have significant value and are instrumental in our ability to create and sustain demand for and to market our products. We cannot be certain that these trademarks and licensing agreements will remain in effect and enforceable or that any license agreements, upon expiration, can be renewed on acceptable terms or at all. In addition, any future disputes concerning these trademarks and licenses may cause us to incur significant litigation costs or force us to suspend use of the disputed trademarks.

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

As of January 28, 2012, we operated 360 Casual MaleXL retail stores, 60 Casual MaleXL outlet stores, 16 DestinationXL stores and 14 Rochester Clothing stores. All of these stores are leased by us directly from owners of several different types of centers, including life-style centers, shopping centers, free standing buildings, outlet centers and downtown locations. The store leases are generally five years in length and contain renewal options extending their terms to between 5 and 10 years. Following this discussion is a listing by state of all store locations open at January 28, 2012.

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

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Capital Expenditures.”

Store count by State at January 28, 2012

United States
Alabama	4
Arizona	9
Arkansas	2
California	53
Colorado	6
Connecticut	10
Delaware	3
District of Columbia	1
Florida	27
Georgia	10
Idaho	1
Illinois	22
Indiana	12
Iowa	4
Kansas	3
Kentucky	5
Louisiana	5
Maine	2
Maryland	13
Massachusetts	13
Michigan	17
Minnesota	7
Mississippi	2
Missouri	10
Montana	1
Nebraska	3
Nevada	5
New Hampshire	3
New Jersey	19
New Mexico	1
New York	32
North Carolina	11
North Dakota	1
Ohio	17
Oklahoma	3
Oregon	5
Pennsylvania	26
Rhode Island	1
South Carolina	5
South Dakota	1
Tennessee	6
Texas	36
Utah	3
Vermont	1
Virginia	13
Washington	6
West Virginia	1
Wisconsin	8

International
London, England	1

Item 3. Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business. For example, we are involved in three California wage and hour class action suits. During fiscal 2011, we recorded a charge of approximately $2.3 million, which represents an accrual for our estimate of potential obligations for certain of our outstanding litigation, primarily related to the three California class action lawsuits, as well as incurred legal fees to date. Management believes that is has sufficiently accrued for such matters and that the resolution of those matters will not have a material adverse impact on our future results of operations or financial position.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed for trading on the NASDAQ Global Select Market under the symbol “CMRG.”

The following table sets forth, for the periods indicated, the high and low per share sales prices for the common stock, as reported on Nasdaq.

Fiscal Year Ended January 28, 2012	High	Low
First Quarter	$5.05	$3.83
Second Quarter	4.62	3.68
Third Quarter	4.33	3.29
Fourth Quarter	4.21	2.98

Fiscal Year Ended January 29, 2011	High	Low
First Quarter	$4.49	$2.85
Second Quarter	4.29	2.88
Third Quarter	5.10	2.67
Fourth Quarter	5.52	4.13

As of March 10, 2012, based upon data provided by independent shareholder communication services and the transfer agent for our common stock, there were approximately 203 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agent, but does include each such broker or clearing agency as one record holder.

We have not paid and do not anticipate paying cash dividends on our common stock. In addition, financial covenants in our loan agreement may restrict dividend payments. For a description of these financial covenants see Note C to the Notes to the Consolidated Financial Statements.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following Performance Graph compares our cumulative stockholder return with that of a broad market index (Standard & Poor's 500) and one published industry index (Standard & Poor's 500—Composite Retail Index) for each of the most recent five years ended January 31. The cumulative stockholder return for shares of our common stock (“CMRG”) and each of the indices is calculated assuming that $100 was invested on January 31, 2007. We paid no cash dividends during the periods shown. The performance of the indices is shown on a total return (dividends reinvested) basis. The graph lines merely connect January 31 of each year and do not reflect fluctuations between those dates. In addition there is a chart of the annual percentage return of our common stock, the S&P 500 and the S&P 500 Composite Retail.

Annual Return Percentage

	Years Ending
Company/Index	Jan 08	Jan 09	Jan 10	Jan 11	Jan 12
CMRG	(60.10)	(92.37)	636.84	47.86	(19.08)
S&P 500	(3.66)	(40.81)	30.03	18.85	3.13
COMPOSITE RETAIL- 500	(19.24)	(39.03)	53.65	25.46	11.90

Indexed Returns

	Base Period
Company/Index	Jan 07	Jan 08	Jan 09	Jan 10	Jan 11	Jan 12
CMRG	100	39.90	3.04	22.44	33.17	26.84
S&P 500	100	96.34	57.02	74.14	88.12	90.88
COMPOSITE RETAIL - 500	100	80.76	49.24	75.66	94.92	106.21

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

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data of our Company as of and for each of the years in the five-year period ended January 28, 2012 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our accompanying Consolidated Financial Statements and Notes thereto.

Our selected consolidated financial data for the years ended January 28, 2012, January 29, 2011 and January 30, 2010 and as of January 28, 2012 and January 29, 2011 have been derived from our accompanying Consolidated Financial Statements which were audited by Ernst & Young LLP, an independent registered public accounting firm. Our selected consolidated financial data for the years ended January 31, 2009 and February 2, 2008, and as of January 30, 2010, January 31, 2009 and February 2, 2008, have been derived from our Consolidated Financial Statements not included herein, which were audited by Ernst & Young LLP.

For a discussion of certain factors that materially affect the comparability of the selected consolidated financial data or cause the data reflected herein not to be indicative of our future results of operations or financial condition, see Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Years Ended (1)
(In millions, except per share and operating data)	January 28, 2012 (Fiscal 2011)		January 29, 2011 (Fiscal 2010)	January 30, 2010 (Fiscal 2009)	January 31, 2009 (Fiscal 2008)		February 2, 2008 (Fiscal 2007)
INCOME STATEMENT DATA:
Sales	$397.7		$393.6	$395.2	$444.2		$464.1
Gross profit, net of occupancy costs	$183.8		$180.4	$174.6	$189.6		$206.0 (5)
Selling, general and administrative expenses	154.8		150.9	151.0	178.1		178.1
Depreciation and amortization	12.6		13.2	15.5	17.1		17.4
Operating income (loss) before impairment	$16.5		$16.3	$8.1	$5.6		$10.5
Provision for impairment of assets, including trademark and goodwill	23.1	(2)	—	—	71.4	(2)	—
Operating income (loss)	$(6.6)		$16.3	$8.1	$(77.0)		$10.5
Provision (benefit) for income taxes	$(50.1	)(3)	$0.7 (4)	$1.5	$28.9	(3)	$2.8
Income (loss) from continuing operations	$42.7		$15.4	$6.1	$(108.4)		$3.9
Net income (loss)	$42.7		$15.4	$6.1	$(109.3)		$0.4
Income (loss) from continuing operations per share—diluted	$0.90		$0.32	$0.14	$(2.62)		$0.09
Net income (loss) per share—diluted	$0.89		$0.32	$0.14	$(2.64)		$0.01

BALANCE SHEET DATA:
Working capital	$78.5		$63.3	$45.6	$20.0		$41.0
Inventories	104.2		92.9	90.0	98.6		117.8
Property and equipment, net	45.9		39.1	41.9	52.2		62.2
Total assets	233.7		182.6	181.0	201.2		325.4
Long term debt	—		—	2.7	7.6		12.5
Stockholders’ equity	154.4		111.3	93.2	71.8		181.9

Cash flow provided by operating activities	$23.4		$19.0	$30.8	$23.2		$11.7
Less: capital expenditures	(18.0)		(9.0)	(4.6)	(12.6)		(21.4)
Less: acquisitions (6)	—		—	—	(3.0)		—

Free cash flow (6)	$5.4		$10.0	$26.2	$7.6		$(9.7)

OPERATING DATA:
Comparable sales percentage	2.1%		1.5%	(10.8)%	(4.3)%		2.0%
Gross profit margins	46.2%		45.8%	44.2%	42.7%		44.4%
Operating margin	(1.7)%		4.1%	2.0%	(17.3)%		2.3%
Operating margin, before impairment (Non-GAAP)	4.1	%(7)	4.1%	2.0%	1.3	%(7)	2.3%
Net sales per square foot	$178		$176	$174	$193		$208
Number of stores open at fiscal year end	450		460	479	494		488

(1)	Our fiscal year is a 52 or 53 week period ending on the Saturday closest to January 31. All fiscal years were 52 weeks.
(2)	During the fourth quarter of fiscal 2011, we recorded a partial non-cash impairment charge of our “Casual Male” trademark of $23.1 million. This impairment was due to our strategic decision to continue to expand our new DXL store concept. As we open new DXL stores, we will continue to close our existing Casual MaleXL stores or potentially convert them to a DXL store, resulting in a reduced projected revenue stream to support the Casual Male tradename. At January 28, 2012, the carrying value of the “Casual Male” trademark is $6.1 million. The remaining carrying value will be amortized on an accelerated basis, consistent with projected cash flow, over 7 years. The “Rochester” trademark, with a carrying value of $1.5 million, was not impaired and will continue as an indefinite-lived asset.

During the fourth quarter of fiscal 2008, we recorded a full non-cash impairment charge related to our goodwill for $63.1 million and a partial impairment of our “Rochester” trademark of $2.5 million. These impairments were due to the downturn in the economy and the deterioration in the capital markets which had a direct impact on our business during fiscal 2008 and resulted in a significant decrease in the fair value of our Company at the end of the fourth quarter of fiscal 2008. In addition, we also recorded a non-cash charge of $5.8 million for the impairment of fixed assets.

(3)	In the fourth quarter of fiscal 2011, we recognized an income tax benefit of $47.8 million related to the reversal of our deferred tax valuation allowance; see Note D to the Notes to the Consolidated Financial Statements.

During the fourth quarter of fiscal 2008, we recorded a non-cash charge of $28.6 million to establish a full valuation allowance against our deferred tax assets. As a result of the operating losses incurred in fiscal 2008 and the overall condition of the economy, the realizability of our deferred tax assets could not be assured.

(4)	During the third quarter of fiscal 2010, we recognized a tax benefit of $0.8 million, or $0.02 per diluted share, as a result of the reduction in our liability for uncertain tax positions, due to the expiration of certain statutes of limitation.
(5)	During the fourth quarter of fiscal 2007, we recorded a charge to gross margin of approximately $6.1 million, or $0.08 per diluted share, for the write-down of inventory for both our Casual Male and Rochester businesses.
(6)	Free cash flow is considered a non-GAAP financial measure under SEC regulations. We present this measure as supplemental information to help investors better understand trends in our business results over time. We use free cash flow to evaluate the performance of our business. Free cash flow is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance or liquidity. Moreover, the free cash flow definition we use may not be comparable to similarly titled measurer used by other companies. We calculate free cash flows as cash flow from operating activities, less capital expenditures and discretionary store asset acquisitions. In the second quarter of fiscal 2009, we changed our method of calculating free cash flow to include, as a deduction, the use of cash for the acquisition of Dahle Big & Tall stores in fiscal 2008 and the acquisition of Jared M. in fiscal 2006. Accordingly, free cash flow for fiscal 2008, which was previously defined as cash flow from operating activities less capital expenditures, was restated to include the cash used for the Dahle acquisition of $3.0 million.
(7)	Operating margin, before impairment is a non-GAAP measure and is not meant to be considered superior to or as a substitute for operating margin, on a GAAP basis. Considering the materiality of the non-cash impairment charges incurred in fiscal 2011 and fiscal 2008, we believe that the inclusion of this non-GAAP measure is a meaningful presentation to measure our operating performance.

For fiscal year ended	January 28, 2012	January 31, 2009
Operating margin, GAAP	(1.7%)	(17.3%)
Add back:
Provision for impairment of assets, including trademark and goodwill of $23.1 million and $71.4 million for fiscal 2011 and fiscal 2008, respectively	5.8%	18.6%

Operating margin, before impairment, non-GAAP	4.1%	1.3%

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

EXECUTIVE OVERVIEW

2011 Financial Summary

Our sales performance for fiscal 2011 was below our expectations, due principally to the slowdown in store traffic we experienced in the second half of fiscal 2011. While sales for the first six months of fiscal 2011 showed positive improvements with store traffic down only 1.5% and comparable sales up 3.5%, we saw a negative shift in the third quarter with store traffic down 5.6%. Traffic improved slightly during the fourth quarter of fiscal 2011, but the unseasonably warm weather and highly promotional retail environment continued to affect our sales negatively. For fiscal 2011, our comparable sales increased 2.1% over fiscal 2010.

In order to maintain appropriate inventory levels and improve customer traffic, in the fourth quarter of fiscal 2011, we increased our promotional activity and reduced pricing on our seasonal inventory, which had a negative impact on our gross margin rate for fiscal 2011. However, gross margin rate for fiscal 2011 still showed an improvement over fiscal 2010 of approximately 40 basis points.

Although our sales shortfall resulted in our operating income, before impairment charges, being relatively flat to fiscal 2010, we saw many positive signs of growth within our business. During fiscal 2011, we opened 12 additional DestinationXL® (“DXL®”) stores, bringing our total to 16. Fourteen of these stores are considered “comp stores” and had a combined comparable sales increase of 12.8% for fiscal 2011 when compared to the prior year predecessor sales in each market. Once a DXL store has fully matured, which we estimate to be 36 months, EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) margins are expected to be 25%- 35%.

We are also very excited about the launch of our new DestinationXL website, which we launched during the third quarter of fiscal 2011. Similar to the performance of our DXL stores, we see significant opportunities in the growth of our direct business by combining all of our existing e-commerce sites into one enhanced website, with state-of-the-art features and best practices. DestinationXL allows our customers to shop across all of our brands and product extensions with ease and brings all of our customers under one concept. Their classification as a “Rochester Clothing” or “Casual Male” customer no longer limits their ability to access our full product assortment.

From a liquidity perspective, we have been able to fund both our store and e-commerce growth through earnings. During most of fiscal 2011, we maintained full availability under our revolving credit facility with average borrowings under $1.0 million. At year end, we have no outstanding debt and cash of $10.4 million.

Net income for fiscal 2011, was $42.7 million, or $0.89 per diluted share, as compared to $15.4 million, or $0.32 per diluted share, for fiscal 2010. Included in our results for fiscal 2011 is a non-cash impairment charge of $23.1 million, or $0.29 per diluted share, related to the partial write-down of our “Casual Male” trademark. With the success of our DXL store concept, we have closed 36 Casual MaleXL stores over the past two years and plan to close an additional 70 stores in fiscal 2012. With an expected 35-40 DXL stores opening each year, we expect that only approximately 150 Casual MaleXL retail and outlet stores will remain open by the end of 2015. As a result, we could not support the existing carrying value of the “Casual Male” trademark with this reduced Casual MaleXL store base, which will continue to decrease as DXL stores are opened.

In addition, in the fourth quarter of fiscal 2011, we recognized a total income tax benefit of $47.8 million, which included a non-recurring income tax benefit of $42.5 million, or $0.88 per diluted share, for the reversal of the valuation allowance.

Net income for fiscal 2011 was $0.89 per diluted share. Adjusting for the impairment charge of $0.29 per diluted share and the non-recurring income tax benefit of $0.88 per diluted share, our adjusted net income per diluted share (Non-GAAP) was $0.30 per diluted share, which was in line with our earnings guidance for fiscal 2011 of $0.28 to $0.29 per diluted share. See “Presentation of Non-GAAP Measures” below for a reconciliation of GAAP net income per diluted share to adjusted net income per diluted share (Non-GAAP).

Fiscal 2012 Outlook

For fiscal 2012 we are planning on a sales range of $416.5 to $423.9 million, which is based on a comparable sales increase of 4.7% to 6.6%. This sales increase is driven by the expansion of our DXL stores and by continued growth in our direct businesses. We expect to improve our gross margin rate by an additional 60 to 100 basis points from fiscal 2011. This increase is based on merchandise margins improving by approximately 50 to 110 basis points with a ±10 basis point change in occupancy costs. Selling, general and administrative (“SG&A”) costs are planned to increase by approximately $6.0 to $7.4 million, primarily due to the 53rd week in fiscal 2012. On a comparable 52-week period, SG&A costs are expected to increase $3.5 to $5.0 million due to additional store payroll and advertising costs associated with our planned DXL store openings and expected bonus accruals. As a percentage of sales, SG&A expenses are expected to decrease by 30 to 70 basis points.

While operating income is expected to increase by approximately 20 to 110 basis points over fiscal 2011, our earnings for fiscal 2012 are expected to be between $0.22 -$0.27 per diluted share, primarily due to us returning to a normal tax position. For the past two fiscal years, our deferred tax assets have been fully reserved, which has resulted in a minimal tax provision of approximately 10%. In the fourth quarter of fiscal 2011, we reversed substantially all of our tax valuation allowance. As a result, we expect our effective tax rate for fiscal 2012 to be approximately 41.0%. In addition, because our “Casual Male” trademark will now be a finite-lived asset, we will be incurring incremental amortization of approximately $1.8 million for fiscal 2012, as we amortize the remaining asset on an accelerated basis over a 7-year remaining life.

From a liquidity perspective, we expect cash flow from operating activities of $45.0 million, resulting in free cash flow (as defined below under “Presentation of Non-GAAP Measures”) of approximately $10.0 million. We expect our cash balances to increase to $20.0 million by the end of fiscal 2012. Our capital expenditures for fiscal 2012 are expected to be approximately $35.0 million. These expenditures will primarily be spent on our planned opening of 35 DXL stores. As we open new DXL stores, we will be closing existing stores in each respective market area. For fiscal 2012, we currently expect to close 70 existing stores.

Presentation of Non-GAAP Measures

Adjusted Net Income Per Diluted Share -Non-GAAP

The presentation of non-GAAP “adjusted net income per diluted share” is not a measure determined by generally accepted accounting principles (“GAAP”) and should not be considered superior to or as a substitute for net income or earnings per diluted share in accordance with GAAP. We believe that the inclusion of this non-GAAP measure and the identification of unusual or certain non-recurring adjustments and non-cash items enhance an investor’s understanding of the underlying trends in our business and provide for better comparability between different periods in different years.

The following table is a reconciliation of net income per diluted share on a GAAP-basis to adjusted net income per diluted share on a non-GAAP basis for fiscal 2011:

Earnings per share, on a diluted basis (Fiscal 2011)
Net income per diluted share, GAAP basis	$0.89
Add:
Provision for trademark impairment	$0.29
($23.1 million less $9.1 million deferred tax benefit)
Deduct:
Non-recurring reversal of valuation allowance	($0.88)
($42.5 million)

Adjusted earnings per diluted share, non-GAAP	$0.30

Free Cash Flow—Non-GAAP

The presentation of non-GAAP free cash flow is not a measure determined by GAAP and should not be considered superior to or as a substitute for net income (loss) or cash flows from operating activities or any other measure of performance derived in accordance with GAAP. In addition, all companies do not calculate non-GAAP financial measures in the same manner and, accordingly, “free cash flows” presented in this report may not be comparable to similar measures used by other companies. We believe that inclusion of this non-GAAP measure helps investors gain a better understanding of our performance, especially when comparing such results to previous periods.

We calculate free cash flows as cash flow provided by operating activities less capital expenditures and discretionary store asset acquisitions, if applicable:

(in millions)	Fiscal 2011	Fiscal 2010	Projected Cash Flow Fiscal 2012
Cash flow provided by operating activities	$23.4	$19.0	$45.0
Less: Capital expenditures	(18.0)	(9.0)	(35.0)

Free Cash Flow	$5.4	$10.0	$10.0

SEGMENT REPORTING

We report our operations as one reportable segment, Big & Tall Men’s Apparel, which consists of our three principal operating segments—Casual MaleXL, Rochester Clothing and B&T Factory. We consider our operating segments to be similar in terms of economic characteristic, production processes and operations, and have therefore aggregated them into a single reporting segment.

RESULTS OF OPERATIONS

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. Fiscal 2011, 2010 and 2009 were 52- week periods.

Comparable sales for all periods include our retail stores that have been open for at least one full fiscal year together with our e-commerce and catalog sales. Stores that have been remodeled, expanded or re-located during the period are also included in our determination of comparable sales. Most of our DXL stores are considered relocations and comparable to all the closed stores in each respective market area. We include our direct businesses as part of our calculation of comparable sales since we are a multi-channel retailer, offering our customers convenient alternatives for their shopping needs. The method of calculating comparable sales varies across the retail industry and, as a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies.

SALES

Sales for fiscal 2011 increased $4.0 million, or 1.0%, to $397.7 million as compared to $393.6 million in fiscal 2010. Comparable sales for fiscal 2011 increased 2.1% when compared to the fiscal 2010. On a comparable basis, sales from our retail business increased 2.4% and sales from our domestic direct business increased 1.5%. Our international direct business decreased 8.4%. Contributing to our increased comparable sales of 2.1% was an increase of 12.8% from our 14 comparable DXL stores. As planned, we started to increase prices during the first quarter of fiscal 2011 within certain merchandise categories. For fiscal 2011, our average unit retail price increased approximately 6.4% over the prior year. This increase is due partly to product price increases, and partly to the result of improved sales productivity by our selling associates.

Sales for the first six months of fiscal 2011 were trending in line with our expectations, with a comparable sales increase of 3.5% and store traffic down only 1.5%. However, in the third quarter of fiscal 2011, store traffic was down 5.6% and although it slightly improved in the fourth quarter to a negative 3.7%, our sales were adversely impacted. The unseasonably mild winter was also a contributing factor to the decrease in store traffic during the second half of fiscal 2011. As a result, sales for fiscal 2011 were below our expectations, primarily driven by a total decrease in store traffic of approximately 3.1% for the year when compared to the fiscal 2010. While we continue to see improvements in our “average retail” metrics, store traffic continues to directly affect our sales.

Sales for fiscal 2010 decreased $1.5 million, or 0.4%, to $393.6 million as compared to $395.2 million in fiscal 2009. Comparable sales for fiscal 2010 increased 1.5% when compared to the same period of the prior year. This comparable sales increase consisted of a 0.5% increase in sales from our Casual MaleXL business and a 2.7% increase in our Rochester business. Our Rochester clothing business was most affected by the economic recession; as a result, we saw improvements in our Rochester clothing business as our high-end customers started returning. Our B&T Factory Direct business, which caters to our value-oriented customer, increased 13.4% over fiscal 2009, representing two years of double-digit increases for this direct business.

Our comparable sales increase for fiscal 2010 of 1.5% was primarily attributable to improvements in sales productivity. While store traffic was still down 4.2% for fiscal 2010, it was a substantial improvement from -9.7% experienced in fiscal 2009. In addition, we saw improvements each quarter in our conversion rate (the percentage of store customers who make a purchase) as well as improvements in dollars spent per transaction. These improvements were largely attributable to ongoing efforts within store operations to develop a stronger sales force that is sales-driven and focused on serving the customer. On a comparable basis, sales from our direct businesses increased by 3.2% and sales from our retail business increased 1.1%.

We are expecting fiscal 2012 sales volumes to increase by approximately 4.7%-6.6%, with total sales to be between $416.5 to $423.9 million. We expect comparable sales growth to approximate between 4.7%-6.6%.

GROSS MARGIN

Gross margin rate for fiscal 2011 was 46.2% as compared to 45.8% for fiscal 2010 and 44.2% for fiscal 2009. The increase of 40 basis points for fiscal 2011 was comprised of a 25 basis point increase in merchandise margin and an improvement of 15 basis points in occupancy costs. Our merchandise margin improvement of

25 basis points was below our expected merchandise margins for fiscal 2011. In response to the decrease in store traffic that we continued to experience in the fourth quarter of fiscal 2011, we increased our promotional activity and reduced pricing on our seasonal inventory, which had a negative impact on our gross margin rate for fiscal 2011. However, overall we continue to see improvement in our merchandise margins as a result of our inventory management and the benefit from our growing global sourcing activities. As expected, on a dollar basis, occupancy costs for fiscal 2011 were flat with fiscal 2010.

The increase of 166 basis points for fiscal 2010 was comprised of a 96 basis point increase in merchandise margin and an increase of 70 basis points in occupancy costs. Our occupancy costs improvement of 70 basis points was the result of the annualization of our rent-reduction efforts with landlords that occurred primarily in fiscal 2009.

For fiscal 2012, we are expecting that our occupancy costs, on a dollar-basis, will increase approximately $2.4 to 4.5 million as a result of adding approximately 35 DXL stores in fiscal 2012. As a result, we expect occupancy costs will be ±10 basis points. From a merchandise margin perspective, we are planning a continued improvement of approximately 50 to 110 basis points. Accordingly, for fiscal 2012, we are expecting gross margin will improve by approximately 60 to 100 basis points.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses as a percentage of sales for fiscal 2011, 2010 and 2009 were 38.9%, 38.3% and 38.2%, respectively.

On a dollar basis, SG&A expenses for fiscal 2011 increased $3.8 million, or 2.5%, to $154.8 million as compared to SG&A expenses of $150.9 million in fiscal 2010. The increase of $3.8 million, which was slightly favorable to plan, was primarily due to increases of approximately $4.0 million in payroll-related expenses, such as modest salary increases, severance payments, reinstatement of the 401K employer match, as well as increased staffing in our global sourcing and merchandise areas. SG&A expenses also increased by $2.3 million, related to accruals for anticipated litigation settlements, primarily associated with three California wage and hour class actions suits, and legal expense to date. Offsetting the increases in SG&A was approximately $4.8 million in savings due to the Company’s inability to achieve its targets for bonus for fiscal 2011 as compared to fiscal 2010.

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

SG&A expense management is a significant priority for us. While we are expecting our SG&A expenses to increase by $6.0 to $7.4 million for fiscal 2012, SG&A expenses as a percentage of sales is expected to decrease by 30 to 70 basis points. The increase in dollars is primarily related to the 53rd week in fiscal 2012. On a comparable 52-week period, SG&A expenses are expected to increase $3.5 million to $5.0 million due to increased store payroll to support our planned opening of 35 new DXL stores, incremental marketing costs associated with targeting those new stores as well as an accrual for bonuses, which were not achieved in fiscal 2011. Overall, we expect to limit our SG&A growth rates, except where necessary to support our growth activities or where there are unanticipated costs that are necessary to support our overall activities.

PROVISION FOR TRADEMARK IMPAIRMENT

In the fourth quarter of fiscal 2011, we recorded a non-cash impairment charge of $23.1 million against our “Casual Male” trademark. With the success of our DXL store concept, we have closed 36 Casual MaleXL stores over the past two years and plan to close an additional 70 stores in fiscal 2012. With an expected 35-40 DXL stores opening each year, we expect that only approximately 150 Casual MaleXL retail and outlet stores will remain open by the end of 2015. As a result, we could not support the existing carrying value of the “Casual Male” trademark with this reduced Casual MaleXL store base, which will continue to decrease as DXL stores are opened. As a result, the carrying value of the “Casual Male” trademark was greater than the fair value of the trademark as valued using a discounted future cash flow approach. At January 28, 2012, the “Casual Male” trademark has a carrying value of $6.1 million, which will be amortized on an accelerated basis over 7 years. For more information regarding this impairment, see “Critical Accounting Policies—Intangibles.”

We did not have any significant impairments in fiscal 2010 and fiscal 2009.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $12.6 million for fiscal 2011, $13.2 million for fiscal 2010 and $15.5 million for fiscal 2009. Depreciation and amortization expense for fiscal 2011 has decreased as compared to fiscal 2010 and 2009, primarily as a result of fully amortized assets and the timing of capital expenditures during fiscal 2011. Approximately half of our capital expenditures in fiscal 2011 occurred in the fourth quarter of fiscal 2011.

OTHER INCOME (EXPENSE)

During fiscal 2011, we recorded other expense of $0.3 million for professional services related to non-operating activities. For fiscal 2010 and fiscal 2009, we recognized other income of $0.5 million and $0.6 million, respectively, related to the remaining income recognized on our sale of LP Innovations, Inc.

INTEREST EXPENSE, NET

Net interest expense was $0.6 million in fiscal 2011 as compared to $0.7 million in fiscal 2010 and $1.1 million in fiscal 2009. The continued reduction in interest costs over the past two years was due to a total repayment of both our long-term debt as well as our credit facility. The interest expense for fiscal 2011 primarily relates to the unused line fee on our credit facility as a result of having minimal borrowings during fiscal 2011. Our average borrowings under our credit line during fiscal 2011 were less than $1.0 million as compared to $5.2 million in fiscal 2010 and $32.1 million in fiscal 2009.

See “Liquidity and Capital Resources” for more discussion regarding our current debt obligations and future liquidity needs.

INCOME TAXES

Pursuant to accounting rules, realization of our deferred tax assets, which relate principally to federal net operating loss carryforwards, which expire from 2022 through 2031, is dependent on generating sufficient taxable income in the near term.

In fiscal 2008, the weakened economy had a negative impact on our revenue and profitability. Further, the conditions of the economy also negatively impacted our market value as a result of the deterioration of the capital markets which resulted in substantial impairments, contributing to our operating loss. Accordingly, due to our cumulative operating losses as well as our uncertainty at that time regarding the economy and our ability to generate future taxable income to realize all of our deferred tax assets, in fiscal 2008, we recorded a charge of $28.6 million to establish a valuation allowance against our deferred tax assets.

During the fourth quarter of fiscal 2011, we determined that it was more likely than not that we would be able to realize the benefits of substantially all of our deferred tax assets in the United States. In reaching this determination, we considered the positive evidence of three years of improved profitability, our expectations regarding the generation of future taxable income, and our current market position and expected growth. As a result, we recognized a total income tax benefit of approximately $47.8 million related to the reversal of the deferred tax valuation allowance. We have retained a valuation allowance of $0.9 million in the United States related to foreign tax credits and various state and local operating loss carryforwards that are subject to restrictive rules for future utilization and a valuation allowance totaling $2.1 million against deferred tax assets for our operations in the Netherlands and Canada.

As of January 28, 2012, we have net operating loss carryforwards of $61.9 million for federal income tax purposes and $34.0 million for state income tax purposes that are available to offset future taxable income through fiscal year 2031. Additionally, we have alternative minimum tax credit carryforwards of $2.2 million, which are available to reduce income taxes further over an indefinite period.

During fiscal 2010, we recognized a tax benefit of $0.8 million, or $0.02 per diluted share, as a result of the reduction in our liability for uncertain tax positions, due to the expiration of certain statutes of limitation.

NET INCOME (LOSS)

Net income for fiscal 2011 was $42.7 million, or $0.89 per diluted share, as compare to net income of $15.4 million, or $0.32 per diluted share, in fiscal 2010 and $6.1 million, or $0.14 per diluted share, in fiscal 2009.

(in millions)	Fiscal 2011		Fiscal 2010	Fiscal 2009
Operating income before provision for trademark impairment (1)	$16.5		$16.3	$8.1
Provision for trademark impairment	(23.1	) (2)	—	—

Operating income (loss)	$(6.6)		$16.3	$8.1
Other income (expense), net	(0.2)		0.5	0.6
Interest expense	(0.6)		(0.7)	(1.1)
Less: Provision (benefit) for income taxes	(50.1	) (3)	0.7	1.5

Net income	$42.7		$15.4	$6.1

(1)	Operating income before provision for trademark impairment of $16.5 million for fiscal 2011 is a Non-GAAP measure and is not meant to be considered superior to or as a substitute for operating income (loss), on a GAAP basis, of $(6.6) million. Considering the materiality of the non-cash impairment charge incurred in fiscal 2011, we believe that the above table is a meaningful presentation to measure our operating performance, especially when comparing such results to fiscal 2010 and fiscal 2009.
(2)	Results for fiscal 2011 include a non-cash impairment charge of $23.1 million related to the write-down of our “Casual Male” trademark. As a result of our growth initiative to expand our DXL store concept, we plan to close existing Casual MaleXL retail stores in the same market. The carrying value of the “Casual Male” trademark could not be supported by this decrease in projected future cash flows and resulted in a partial write-down of the trademark value.
(3)	During the fourth quarter of fiscal 2011, as a result of our continued profitability, we reversed $47.8 million of our valuation allowance against our deferred tax assets, resulting in an income tax benefit for fiscal 2011.

SEASONALITY

A comparison of sales in each quarter of the past three fiscal years is presented below. The amounts shown are not necessarily indicative of actual trends, because such amounts also reflect the addition of new stores and the remodeling and closing of others during these periods. Consistent with the retail apparel industry, our business is seasonal. The majority of our operating income is generated in the fourth quarter as a result of the impact of the Christmas selling season. A comparison of quarterly sales, gross profit, and net income per share for the past two fiscal years is presented in Note J of the Notes to the Consolidated Financial Statements.

(in millions, except percentages)	FISCAL 2011		FISCAL 2010		FISCAL 2009
First quarter	$95.8	24.1%	$95.0	24.1%	$97.6	24.7%
Second quarter	101.0	25.4%	97.3	24.7%	98.2	24.9%
Third quarter	89.4	22.5%	89.8	22.9%	88.7	22.4%
Fourth quarter	111.5	28.0%	111.5	28.3%	110.7	28.0%

	$397.7	100.0%	$393.6	100.0%	$395.2	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility, as amended, with Bank of America, N.A (“Credit Facility”). Our current cash needs are primarily for working capital (essentially inventory requirements), capital expenditures and growth initiatives. As discussed below, our capital expenditures for fiscal 2012 are expected to be $35.0 million, primarily related to the planned opening of 35 new DestinationXL stores and information technology projects.

Despite the slow recovery of the economy and the continued weakened retail environment, we remain debt-free at January 28, 2012 and have full availability of $65.8 million under our revolver. During fiscal 2011, we spent $18.0 million in capital expenditures, primarily related to our new DXL store and e-commerce site, which we funded completely from cash generated from operations. We believe that our existing cash generated by operations, together with our availability under our credit facility, will be more than sufficient for us to meet our foreseeable liquidity requirements.

The following table sets forth financial data regarding our liquidity position at the end of the past three fiscal years:

	FISCAL YEARS
(in millions, except ratios)	2011	2010	2009
Cash provided by operations	$23.4	$19.0	$30.8
Working capital	$78.5	$63.3	$45.6
Current ratio	2.4:1	2.4:1	1.8:1

Sale of Common Stock

In fiscal 2009, we raised gross proceeds of $13.6 million from the sale of 4.95 million shares of our common stock through a registered direct offering. Offering costs associated with the sale were approximately $1.1 million. The net proceeds of approximately $12.5 million from this offering were used for general corporate purposes, primarily the repayment of indebtedness.

Credit Facility

Our Credit Facility provides for a maximum committed borrowing of $75 million, which, pursuant to an accordion feature, may be increased to $125 million upon our request and the agreement of the lender(s) participating in the increase. The Credit Facility includes a sublimit of $20 million for commercial and standby letter of credits and a sublimit of up to $15 million for Swingline Loans. The maturity date of the Credit Facility is November 10, 2014.

Borrowings made pursuant to the Credit Facility bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% and (c) the one month LIBOR rate) plus a varying percentage, based on our borrowing base, of 1.00-1.25% for prime-based borrowings and 2.00-2.25% for LIBOR-based borrowings.

We had no outstanding borrowings under the Credit Facility at January 28, 2012. Outstanding standby letters of credit were $2.3 million and outstanding documentary letters of credit were $7.0 million. Average borrowings outstanding under this facility during fiscal 2011 were less than $1.0 million, resulting in an average unused excess availability of approximately $65.1 million. Unused excess availability at January 28, 2012 was $65.8 million. Our ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality. This facility contains no financial covenants.

INVENTORY

At January 28, 2012, total inventories were $104.2 million as compared to $92.9 million at January 29, 2011. The increase of $11.3 million, or 12.2%, is primarily due to cost increases during the year and higher in-transit inventory levels from a year ago. Excluding in-transit inventory levels, our unit inventories increased approximately 1% from year ago levels.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined by 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at January 28, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
Contractual Obligations (in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases (1)	$237.9	$47.8	$68.1	$42.8	$79.2
Long-Term Debt Obligations (2)	—	—	—	—	—
Non-merchandise Purchase Obligations (3)	0.7	0.6	0.1	—	—
Merchandise Purchase Obligations (4)	60.0	11.0	23.5	25.5	—

Total Commitments (5)	$298.6	$59.4	$91.7	$68.3	$79.2

(1)	Includes amounts due on our lease agreement for our corporate headquarters and distribution center and operating leases for all of our current store locations and certain equipment and auto leases.
(2)	There is no outstanding long-term debt at January 28, 2012.
(3)	Non-merchandise Purchase Obligations include an on-going consulting agreement with Jewelcor Management, Inc., pursuant to which we are obligated to pay $0.6 million annually through April 29, 2013. See Note H—“Related Parties” to the Notes to the Consolidated Financial Statements for a full description of this agreement.
(4)	Merchandise Purchase Obligations include amounts for which we are contractually committed to meet certain minimum purchases. These commitments are contingent on the supplier meeting its obligations under the contract. Excluded from Merchandise Purchase Obligations in the table above, are outstanding obligations pursuant to open purchase orders. At January 28, 2012, we had approximately $62.9 million in open purchase orders. We estimate that approximately 95% of these purchase orders may be considered non-cancelable.
(5)	At January 28, 2012, we had an unfunded Pension Obligation of $4.8 million, which is not included in the table because of uncertainty over whether or when further contributions will be required.

CAPITAL EXPENDITURES

Below is a summary of store openings and closings from January 29, 2011 to January 28, 2012 and related square footage:

Number of Stores:	Casual Male	DXL	Rochester clothing	Total stores
At January 29, 2011	440	4	16	460
New retail stores	1	12	—	13
Closed outlet stores	—	—	—	—
Closed retail stores	21	—	2	23

At January 28, 2012	420	16	14	450

Square footage (in thousands)
at January 28, 2012	1,496	159	122	1,777
at January 29, 2011	1,582	46	138	1,766

Our capital expenditures for fiscal 2011 were $18.0 million, as compared to $9.0 million in fiscal 2010 and $4.6 million in fiscal 2009. Approximately $12.0 million related to the opening of our 12 new DXL stores. In addition, we spent approximately $4.8 million in management information projects, which included the development and launch of our new DXL website. The remainder was used for general capital projects in our distribution center and corporate offices.

For fiscal 2012, our capital expenditures are expected to be approximately $35.0 million. The budget includes approximately $26.8 million related to the opening of 35 new DestinationXL stores and approximately $4.6 million for continued information technology projects, including further web-related enhancements and upgraded planning and allocation software, with the remainder for general overhead projects. In addition, we expect to close approximately 70 existing stores, most of which are in connection with the opening of our new DXL stores.

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

Stock-Based Compensation

We measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation over the service period for awards expected to vest. The fair value of our stock options is determined using the Black-Scholes valuation model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures. Actual results, and future changes in estimates, may differ substantially from these current estimates. For fiscal 2011, 2010 and 2009, we recognized total compensation expense of

$1.3 million, $2.1 million and $0.5 million, respectively. Compensation expense of $2.1 million for fiscal 2010 included an accrual of approximately $0.7 million which reflected the estimated accrual for equity awards that were granted in March 2011 pursuant to our Long–Term Incentive Plan for fiscal 2010. We did not achieve our targets under the Long-Term Incentive Plan for fiscal 2011, accordingly, there was no estimated accrual for future grants of equity awards. See Note F to the Notes to the Consolidated Financial Statements.

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

Impairment of Long-Lived Assets

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

There were no material impairment charges for long-lived assets in fiscal 2011, fiscal 2010 or fiscal 2009.

Intangibles

In accordance with ASC Topic 350, Intangibles Goodwill and Other, we evaluate our intangible assets with indefinite-lives at least annually for impairment by analyzing the estimated fair value.

At December 31, 2011, we performed our annual testing of both our “Casual Male” trademark and our “Rochester” trademark for potential impairment. Utilizing an income approach with appropriate royalty rates applied, we concluded that the “Rochester” trademark, with a carrying value of $1.5 million, was not impaired.

During the fourth quarter of fiscal 2011, we recorded a non-cash impairment charge of $23.1 million against our “Casual Male” trademark. In connection with our expansion of our new DXL store concept, we have closed a total of 36 Casual MaleXL stores over the past two fiscal years and expect to close another 70 stores in fiscal 2012. As we continue to open DXL stores, we expect to close existing Casual MaleXL stores in those respective markets. As a result, the fair value, as determined using an income approach with applicable royalty rates applied, was not sufficient to support the carrying value of our “Casual Male” trademark. At January 28, 2012, the “Casual Male” trademark has a carrying value of $6.1 million. The remaining carrying value of the “Casual Male” trademark will be amortized, on an accelerated basis, over its estimated remaining useful live of 7 years.

Deferred Taxes

We recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. During the fourth quarter of fiscal 2011, we determined that it is more likely than not that we will be able to realize the benefits of substantially all of our deferred tax assets. In reaching this determination, we considered the positive earnings of the last three fiscal years, our expectations of future taxable income and our current market position and opportunities for growth. Accordingly, we recognized an income tax benefit of $47.8 million due to the reversal of the deferred asset valuation allowance. See “Income Taxes” above for more discussion.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04—Fair Value Measurement (Topic 820)— Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. This update is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of ASU No. 2011-04 to have a material impact on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to make the presentation of items within other comprehensive income ("OCI") more prominent. The new standard will require companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of OCI in the statement of stockholders’ equity. This new update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this new standard may change the order in which certain financial statements are presented and will provide additional detail in those financial statements when applicable, but will not have any other impact on our financial statements.

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires November 10, 2014, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At January 28, 2012, we had no outstanding borrowings. Based upon a sensitivity analysis as of January 28, 2012, assuming average outstanding borrowing during fiscal 2011 of $1.0 million, a 50 basis point increase in interest rates would have been immaterial to interest expense.

Foreign Currency

Our Sears Canada catalog operations conduct business in Canadian dollars and our Rochester Clothing store located in London, England conducts business in British pounds. Our international e-commerce sites conduct business in Euros and British pounds. If the value of the Canadian dollar, British pound or Euro against the U.S. dollar weakens, the revenues and earnings of these operations will be reduced when they are translated or remeasured to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of January 28, 2012, sales from our Sears Canada operations, our London Rochester Clothing store and our international e-commerce sites were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse affect on our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

CASUAL MALE RETAIL GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

of Casual Male Retail Group, Inc.

We have audited the accompanying consolidated balance sheets of Casual Male Retail Group, Inc. as of January 28, 2012 and January 29, 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Casual Male Retail Group, Inc. at January 28, 2012 and January 29, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 28, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Casual Male Retail Group, Inc.’s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts, USA

March 16, 2012

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

January 28, 2012 and January 29, 2011

	January 28, 2012 (Fiscal 2011)	January 29, 2011 (Fiscal 2010)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$10,353	$4,114
Accounts receivable	3,627	3,618
Inventories	104,167	92,889
Deferred income taxes	6,435	—
Prepaid expenses and other current assets	8,825	8,885

Total current assets	133,407	109,506
Property and equipment, net of accumulated depreciation and amortization	45,933	39,051
Other assets:
Intangible assets	8,654	32,262
Deferred income taxes	43,935	—
Other assets	1,792	1,794

Total assets	$233,721	$182,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of deferred gain on sale-leaseback	$1,465	$1,465
Accounts payable	24,657	17,552
Income taxes payable	—	242
Accrued expenses and other current liabilities	28,784	26,936

Total current liabilities	54,906	46,195

Long-term liabilities:
Deferred gain on sale-leaseback, net of current portion	19,051	20,516
Deferred income taxes	—	1,538
Other long-term liabilities	5,406	3,032

Total long-term liabilities	24,457	25,086

Commitments and contingencies (Note E)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 59,358,653 and 58,661,641 shares issued at January 28, 2012 and January 29, 2011, respectively	594	587
Additional paid-in capital	293,405	291,369
Treasury stock at cost, 10,877,439 shares at January 28, 2012 and January 29, 2011	(87,977)	(87,977)
Accumulated deficit	(45,948)	(88,611)
Accumulated other comprehensive loss	(5,716)	(4,036)

Total stockholders’ equity	154,358	111,332

Total liabilities and stockholders’ equity	$233,721	$182,613

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010

	January 28, 2012 (Fiscal 2011)	January 29, 2011 (Fiscal 2010)	January 30, 2010 (Fiscal 2009)
	(In thousands, except per share data)
Sales	$397,655	$393,642	$395,168
Cost of goods sold including occupancy costs	213,828	213,215	220,611

Gross profit	183,827	180,427	174,557
Expenses:
Selling, general and administrative	154,773	150,933	151,045
Provision for trademark impairment	23,110	—	—
Depreciation and amortization	12,551	13,245	15,501

Total expenses	190,434	164,178	166,546

Operating income (loss)	(6,607)	16,249	8,011
Other income (expense), net	(252)	531	635
Interest expense, net	(556)	(689)	(1,066)

Income (loss) before income taxes	(7,415)	16,091	7,580
Provision (benefit) for income taxes	(50,078)	720	1,470

Net income	$42,663	$15,371	$6,110

Net income per share—basic	$0.90	$0.33	$0.14
Net income per share—diluted	$0.89	$0.32	$0.14
Weighted-average number of common shares outstanding:
Basic	47,424	46,946	43,552
Diluted	48,044	47,565	43,982

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amounts		Shares	Amounts
Balance at January 31, 2009	52,328	$523	$275,180	(10,877)	$(87,977)	$(110,092)	$(5,803)	$71,831

Issuance of common stock through a registered direct offering	4,950	50	13,563					13,613
Costs of raising capital			(1,115)					(1,115)
Exercises under option program	154	1	198					199
Issuance of restricted stock	614	6	(6)					—
Stock compensation expense			547					547
Accumulated other comprehensive income (loss):
Unrecognized loss associated with Pension Plan							1,360	1,360
Foreign currency							678	678
Net income						6,110		6,110

Total comprehensive income								8,148

Balance at January 30, 2010	58,046	$580	$288,367	(10,877)	$(87,977)	$(103,982)	$(3,765)	$93,223

Exercises under option program	308	3	475					478
Issuance of restricted stock	272	3	(3)					—
Stock compensation expense			2,124					2,124
Excess tax benefits from stock-based awards			286					286
Board of Directors compensation	36	1	120					121
Accumulated other comprehensive income (loss):
Unrecognized loss associated with Pension Plan							(419)	(419)
Foreign currency							148	148
Net income						15,371		15,371

Total comprehensive income								15,100

Balance at January 29, 2011	58,662	$587	$291,369	(10,877)	$(87,977)	$(88,611)	$(4,036)	$111,332

Exercises under option program	169	2	591					593
Issuance of restricted stock	500	5	(5)					—
Stock compensation expense			1,292					1,292
Excess tax benefits from stock-based awards			41					41
Board of Directors compensation	28	—	117					117
Accumulated other comprehensive income (loss):
Unrecognized loss associated with Pension Plan, net of taxes of $1.0 million							(1,652)	(1,652)
Foreign currency							(28)	(28)
Net income						42,663		42,663

Total comprehensive income								40,983

Balance at January 28, 2012	59,359	$594	$293,405	(10,877)	$(87,977)	$(45,948)	$(5,716)	$154,358

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$42,663	$15,371	$6,110
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred gain on sale leaseback	(1,465)	(1,465)	(1,466)
Provision for trademark impairment	23,110	—	—
Depreciation and amortization	12,551	13,245	15,501
Deferred taxes, net of valuation allowance	(51,908)	769	769
Stock compensation expense	1,292	2,124	547
Issuance of common stock to Board of Directors	117	121	—
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(267)	(1,521)	(1,103)
Inventories	(11,278)	(2,912)	8,656
Prepaid expenses and other current assets	62	(505)	717
Intangibles and other assets	84	(619)	(231)
Accounts payable	7,105	(2,201)	(4,203)
Income taxes	(242)	(957)	918
Accrued expenses and other liabilities	1,602	(2,431)	4,553

Net cash provided by operating activities	23,426	19,019	30,768

Cash flows from investing activities:
Additions to property and equipment, net	(18,038)	(9,031)	(4,634)
Proceeds from sale of businesses	258	397	635

Net cash used for investing activities	(17,780)	(8,634)	(3,999)

Cash flows from financing activities:
Net borrowings (repayments) under credit facility	—	(3,475)	(35,243)
Net proceeds from the issuance of common stock through a direct offering	—	—	12,498
Principal payments on long-term debt	—	(7,576)	(4,874)
Proceeds from the exercise of stock options under option program	593	478	199

Net cash provided by (used for) financing activities	593	(10,573)	(27,420)

Net increase (decrease) in cash and cash equivalents	6,239	(188)	(651)
Cash and cash equivalents:
Beginning of the year	4,114	4,302	4,953

End of the year	$10,353	$4,114	$4,302

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 28, 2012

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Casual Male Retail Group, Inc. (“Company”) is the largest specialty retailer of big & tall men’s apparel. The Company operates under the trade names of Casual MaleXL®, Casual MaleXL Outlets, DestinationXL® (“DXL®”), Rochester Clothing, B&T Factory Direct, ShoesXL® and LivingXL®. At January 28, 2012, the Company operated 420 Casual MaleXL retail and outlet stores located throughout the United States, 16 DXL stores and 14 Rochester Clothing stores located in major U.S. cities, including one store in London, England. The Company also operates a direct business throughout the United States, Canada and Europe which includes several catalogs and e-commerce sites to support its brands and product extensions.

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

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

Subsequent Events

All appropriate subsequent event disclosures, if any, have been made in these Notes to the Consolidated Financial Statements.

Segment Reporting

The Company reports its operations as one reportable segment, Big & Tall Men’s Apparel, which consists of its three operating segments – B&T Factory Direct, Casual MaleXL and Rochester Clothing. The Company considers its operating segments to be similar in terms of economic characteristic, production processes and operations, and have therefore aggregated them into a single reporting segment. The Company’s DXL store format carries merchandise from all three of the Company’s operating segments. The operating results and assets of the Company’s direct businesses, LivingXL, ShoesXL and the Company’s International Web Stores, are immaterial.

Fiscal Year

The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal years 2011, 2010 and 2009 ended on January 28, 2012, January 29, 2011 and January 30, 2010, respectively, and were all 52-week periods.

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

The valuation techniques utilized are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. Topic 820 establishes the following fair value hierarchy:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related asset or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities.

The Company utilizes observable market inputs (quoted market prices) when measuring fair value whenever possible.

The fair value of indefinite-lived assets, which consists of the Company’s “Casual Male” and “Rochester” trademarks are measured on a non-recurring basis in connection with the Company’s annual impairment test. The fair value of each trademark is determined using a projected discounted cash flow analysis based on unobservable inputs and are classified within Level 3 of the valuation hierarchy. See Intangibles below.

Retail stores that have indicators of impairment and which fail the recoverability test are measured for impairment by comparing the fair value of the assets against their carrying value. Fair value of the assets is estimated using a projected discounted cash flow analysis and is classified within Level 3 of the valuation hierarchy. See Impairment of Long-Lived Assets below.

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

Intangibles

ASC Topic 805, Business Combinations, requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria set forth in the statement. Under ASC Topic 350, Intangibles Goodwill and Other, goodwill and intangible assets with indefinite lives are tested at least annually for impairment. At each reporting period, management analyzes current events and circumstances to determine whether the indefinite life classification for each trademark continues to be valid. If circumstances warrant a change to a finite life, the carrying value of the intangible asset would then be amortized prospectively over the estimated remaining useful life. Separable intangible assets with defined lives will continue to be amortized over their useful lives.

At least annually, as of the Company’s December month-end, the Company evaluates its trademarks, based on two separate operating segments, its Casual Male business and its Rochester business. The Company performs an impairment analysis and records an impairment charge for any intangible assets with a carrying value in excess of its fair value.

During the fourth quarter of fiscal 2011, both the “Casual Male” trademark and the “Rochester” trademark were tested for potential impairment, utilizing an income approach with applicable royalty rates applied.

During the fourth quarter of fiscal 2011, the Company recorded a non-cash impairment charge of $23.1 million against its “Casual Male” trademark. This charge is reflected in “Provision for Trademark Impairment” for the year ended January 28, 2012. In connection with the Company’s expansion of its new DXL store concept, the Company has closed a total of 36 Casual MaleXL stores over the past two fiscal years and expects to close approximately another 70 stores in fiscal 2012. As the Company continues to open DXL stores, it expects to close existing Casual MaleXL stores in those respective markets. By fiscal 2015, the Company expects approximately 150 Casual MaleXL retail and outlet stores will be open. As a result, the discounted future cash flow projections were not sufficient to support the carrying value of the “Casual Male” trademark. At January 28, 2012, the “Casual Male” trademark has a carrying value of $6.1 million. Because the trademark can no longer be considered an indefinite-lived asset, the Company will amortize the remaining carrying value of $6.1 million, on an accelerated basis consistent with projected cash flows, over its estimated remaining useful life of seven years.

The Company concluded that the “Rochester” trademark, with a carrying value of $1.5 million at January 28, 2012, was not impaired. Although the Company expects that some of the Rochester locations will close as part of the DXL expansion, the Rochester Clothing stores that will remain open are currently expected to generate sufficient cash flows to support the carrying value of $1.5 million for the “Rochester” trademark.

Below is a table showing the changes in the carrying value of the Company’s intangible assets from January 29, 2011 to January 28, 2012:

(in thousands)	January 29, 2011	Additions	Impairment	Amortization	January 28, 2012
“Rochester” trademark	$1,500	$—	$—	$—	$1,500
“Casual Male” trademark (1)	29,200	—	(23,110)	—	6,090
Other intangibles (2)	1,562	—	—	(498)	1,064

Total intangible assets	$32,262	—	$(23,110)	$(498)	$8,654

(1)	Beginning in fiscal 2012, the “Casual Male” trademark will be accounted for as a finite-lived asset. Accordingly, the remaining balance of $6.1 million will be amortized, on an accelerated basis consistent with projected discounted cash flows, over 7 years.
(2)	Approximately $0.1 million of the $0.5 million of amortization, which relates to the amortization of favorable lease commitments, was included in costs of good sold (as part of occupancy costs) on the Consolidated Statement of Operations for fiscal 2011.

Other intangibles, which include customer lists, non-compete agreements and favorable lease commitments, are the only other intangible assets with finite lives, which range from 3 to 16 years based on each asset’s estimated economic useful life. The weighted average amortization period remaining for other intangibles is 3.6 years.

The gross carrying amount and accumulated amortization of these other intangibles, subject to amortization, were $4.4 million and $3.3 million, respectively, at January 28, 2012 and $4.4 million and $2.8 million, respectively, at January 29, 2011. Amortization expense for fiscal 2011, 2010 and 2009 was $0.5 million, $0.5 million and $0.6 million, respectively.

Expected amortization expense for other intangible assets, including our “Casual Male” trademark, for the next five fiscal years is as follows:

FISCAL YEAR	(in thousands)
2012	$2,186
2013	$1,647
2014	$1,157
2015	$868
2016	$643

Pre-opening Costs

The Company expenses all pre-opening costs for its stores as incurred.

Advertising Costs

The Company expenses in-store advertising costs as incurred. Direct response advertising costs, which consist of catalog production and postage costs, are deferred and amortized over the period of expected direct marketing revenues, which is less than one year. Direct response costs which were deferred at January 28, 2012 and January 29, 2011 were $0.7 million and $1.2 million, respectively. Advertising expense, which is included in selling, general and administrative expenses, was $19.6 million, $19.0 million and $19.1 million for fiscal 2011, 2010 and 2009, respectively.

Revenue Recognition

Revenue from the Company’s retail store operation is recorded upon purchase of merchandise by customers, net of an allowance for sales returns and allowances. Revenue from the Company’s catalog and e-commerce operations is recognized at the time a customer order is shipped, net of an allowance for sales returns and allowances.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) include amounts related to foreign currency, pension and its supplemental executive retirement plan (“SERP”) and are reported in the Consolidated Statements of Stockholders’ Equity. The components of the accumulated other comprehensive income (loss) at January 28, 2012 and January 29, 2011 are as follows:

(in thousands)	January 28, 2012	January 29, 2011
Foreign currency	$233	$261
Pension and SERP	(5,949)	(4,297)

Total accumulated other comprehensive loss	$(5,716)	$(4,036)

Foreign Currency Translation

At January 28, 2012, the Company operates a direct business in Canada and has one Rochester Clothing store located in London, England. Assets and liabilities of these operations are translated into U.S. dollars at the exchange rates in effect at each balance sheet date. Stockholders’ equity is translated at applicable historical exchange rates. Income, expense and cash flow items are translated at average exchange rates during the period. Resulting translation adjustments are reported as a separate component of stockholders’ equity.

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

ASC Topic 740, Income Taxes (“ASC 740”) clarifies a company’s accounting for uncertain income tax positions that are recognized in its financial statements and also provides guidance on a company’s de-recognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods, and disclosure requirements. In accordance with ASC 740, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At January 28, 2012 and January 29, 2011, the Company had no material unrecognized tax benefits based on the provisions of ASC 740.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 1998, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for fiscal 2011, fiscal 2010 or fiscal 2009.

Net Income Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share is determined by giving effect to unvested shares of restricted stock and the exercise of stock options and warrants using the treasury stock method. The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	FISCAL YEARS ENDED
(in thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Net Income:
Net income—Basic and Diluted	$42,663	$15,371	$6,110
Weighted Average Shares Outstanding:
Basic weighted-average common shares outstanding	47,424	46,946	43,552
Stock options and warrants	620	619	430

Diluted weighted-average shares outstanding	48,044	47,565	43,982

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each year because the exercise price of such options and warrants was greater than the average market price per share of common stock for the respective periods or the impact of ASC Topic 718, Compensation – Stock Compensation, primarily related to unearned compensation.

	FISCAL YEARS ENDED
(in thousands, except exercise prices)	January 28, 2012	January 29, 2011	January 30, 2010
Options	2,755	2,808	3,383
Warrants	—	—	1,058
Ranges of exercise prices of such options and warrants	$3.23 – $10.26	$3.98 – $10.26	$2.38 – $10.26

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

For fiscal 2011, the Company recognized total compensation expense of $1.3 million, or $1.2 million after tax. For fiscal 2010 and fiscal 2009, the Company recognized $2.1 million and $0.5 million, respectively, with no corresponding tax benefit. Compensation expense for fiscal 2010 included $0.7 million related to the accrual for potential stock awards that were granted in March 2011 pursuant to the Company’s Long-Term Incentive Plan for fiscal 2010.

The total compensation cost related to non-vested awards not yet recognized is approximately $1.1 million which will be expensed, on a straight-line basis, over a weighted average remaining life of 27 months. The total fair value of options vested was $1.1 million for fiscal 2011 and $0.1 million for fiscal 2010.

Valuation Assumptions for Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2011 and fiscal 2010. There were no option grants during fiscal 2009.

	FISCAL YEARS ENDED
	January 28, 2012	January 29, 2011	January 30, 2010
Expected volatility	55.0%	55.0%	n/a
Risk-free interest rate	0.32%-1.89%	1.14%-1.55%	n/a
Expected life	2.5-4.5	2.1-3.0	n/a
Dividend rate	—	—	n/a
Weighted average fair value of options granted	$1.53	$1.07	n/a

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

There were no material impairment charges in fiscal 2011, fiscal 2010 or fiscal 2009.

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

B. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated:

(in thousands)	January 28, 2012	January 29, 2011
Furniture and fixtures	$40,103	$37,921
Equipment	13,141	12,578
Leasehold improvements	30,645	25,116
Hardware and software	43,732	38,411
Construction in progress	5,654	4,566

	133,275	118,592
Less accumulated depreciation	87,342	79,541

Total property and equipment	$45,933	$39,051

Depreciation expense related to continuing operations for fiscal 2011, 2010 and 2009 was $12.1 million, $12.7 million and $14.9 million, respectively.

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

At January 28, 2012, the Company had no borrowings outstanding under the Credit Facility. Outstanding standby letters of credit were $2.3 million and documentary letters of credit were $7.0 million. Unused excess availability at January 28, 2012 was $65.8 million. Average borrowings outstanding under this facility during fiscal 2011 were approximately $1.0 million, resulting in an average unused excess availability of approximately $65.1 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

The fair value of the amount outstanding under the Credit Facility at January 28, 2012 approximated the carrying value.

The Company paid interest and fees totaling $0.6 million, $0.8 million and $1.4 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

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

Realization of the Company’s deferred tax assets, relating principally to federal net operating loss carryforwards, which expire from 2022 through 2031, is dependent on generating sufficient taxable income in the near term. The effect of the weakening economy on the Company’s retail business in fiscal 2008 had a significant impact on the Company’s revenue and profitability. Further, the conditions of the economy also negatively impacted its market value as a result of the deterioration of the capital markets and resulted in substantial impairments which contributed to the operating loss. Accordingly, in the fourth quarter of fiscal 2008, the Company recorded a valuation allowance of $28.6 million against its deferred tax assets.

During the fourth quarter of fiscal 2011, the Company determined that it was more likely than not that it would be able to realize the benefits of substantially all of its deferred tax assets in the United States. In reaching this determination, the Company considered the positive evidence of three years of improved profitability, its expectations regarding the generation of future taxable income, and its current market position and expected growth. As a result, the Company reversed $48.3 million in valuation allowance against its deferred tax assets in the United States offset by an increase of $0.5 million in valuation allowance against its foreign deferred tax assets, resulting in a net change in the valuation allowance of $47.8 million.

As of January 28, 2012, the Company had net operating loss carryforwards of $61.9 million for federal income tax purposes and $34.0 million for state income tax purposes that are available to offset future taxable income through fiscal year 2031. Additionally, the Company has alternative minimum tax credit carryforwards of $2.2 million, which are available to further reduce income taxes over an indefinite period. Additionally, the Company has $1.6 million and $0.5 million of net operating loss for tax purposes related to the Company’s operations in the Netherlands and Canada, respectively.

Included in the net operating loss carryforwards for both federal and state income tax is approximately $10.8 million relating to stock compensation deductions, the tax benefit from which, if realized, will be credited to additional paid-in capital.

The components of the net deferred tax assets as of January 28, 2012 and January 29, 2011 are as follows (in thousands):

	January 28, 2012	January 29, 2011
Deferred tax assets -current:
Inventory reserves	$2,634	$2,544
Accrued expenses and other	3,311	3,088
Gain on sale-leaseback	579	579
Gain on sale of LPI	(89)
Valuation allowance	—	(6,211)

Net deferred tax assets-current	6,435	—

Deferred tax assets –noncurrent:
Gain on sale-leaseback	7,525	8,104
Gain on sale of LPI	—	(170)
Lease accruals	3,321	3,196
Net operating loss carryforward	22,435	21,403
Foreign tax credit carryforward	720	648
State tax credits	112	112
Unrecognized loss on foreign exchange	121	102
Unrecognized loss on pension and pension expense	3,018	2,100
Alternative minimum tax credit carryforward	2,178	2,178
Excess of book over tax (tax over book) depreciation/amortization	(3,414)	1,310
Goodwill and intangibles	10,915	4,048

Subtotal	46,931	43,031
Valuation allowance	(2,996)	(44,569)

Net deferred tax assets –noncurrent	$43,935	$(1,538)

Total deferred tax assets	$50,370	$(1,538)

The components of income (loss) before income taxes consist of the following:

	FISCAL YEARS ENDED
(in thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Domestic	$(5,279)	$17,907	$8,975
Foreign	(2,136)	(1,816)	(1,395)

Total income (loss) before income taxes	$(7,415)	$16,091	$7,580

The provision (benefit) for income taxes from continuing operations consists of the following:

	FISCAL YEARS ENDED
(in thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Current:
Federal and state	$659	$(119)	$628
Foreign	73	70	73

	732	(49)	701

Deferred:
Federal and state	(50,810)	769	769
Foreign	—	—	—

	(50,810)	769	769

Total provision (benefit)	$(50,078)	$720	$1,470

The following is a reconciliation between the statutory and effective income tax rates in dollars:

	FISCAL YEARS ENDED
(in thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Federal income tax at the statutory rate	$(2,595)	$5,632	$2,653
State income and other taxes, net of federal tax benefit	(124)	751	334
Permanent items	52	405	616
Change in uncertain tax positions (1)	—	(799)
Charge/(income) for valuation allowance (2)	(47,784)	(5,206)	(2,320)
Rate differential on foreign deferred tax assets	214
Other, net	159	(63)	187

Provision (benefit) for income tax from continuing operations	$(50,078)	$720	$1,470

(1)	In the third quarter of fiscal 2010, the Company recognized a tax benefit of $0.8 million as a result of the reduction in its liability for uncertain tax positions, due to the expiration of certain statutes of limitation.
(2)	In the fourth quarter of fiscal 2011, the Company recognized a tax benefit of $47.8 million, as a result of reversing substantially all of the Company’s valuation allowance.

The Company made tax payments of $1.2 million, $0.9 million and $0.2 million for fiscal years 2011, 2010 and 2009, respectively.

E. COMMITMENTS AND CONTINGENCIES

At January 28, 2012, the Company was obligated under operating leases covering store and office space, automobiles and certain equipment for future minimum rentals as follows:

TOTAL
FISCAL YEAR	(in millions)
2012	$47.8
2013	38.3
2014	29.8
2015	23.3
2016	19.5
Thereafter	79.2

$237.9

In addition to future minimum rental payments, many of the store leases include provisions for common area maintenance, mall charges, escalation clauses and additional rents based on a percentage of store sales above designated levels. The store leases are generally five years in length and contain renewal options extending their terms to between 5 and 10 years.

Amounts charged to operations for all occupancy costs, automobile and leased equipment expense were $53.0 million, $52.8 million and $55.6 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

In fiscal 2006, as part of a sale-leaseback transaction with a subsidiary of Spirit Finance Corp. (“Spirit”), the Company entered into a twenty-year lease agreement for its corporate headquarters and distribution center whereby the Company agreed to lease the property it sold to Spirit back for an annual rent of $4.6 million. The Company realized a gain of approximately $29.3 million on the sale of this property, which has been deferred and is being amortized over the initial 20 years of the related lease agreement. At the end of the initial term, the Company will have the opportunity to extend the Lease Agreement for six additional successive periods of five years. In addition, on February 1, 2011, the fifth anniversary of the Lease Agreement, and for every fifth anniversary thereafter, the base rent will be subject to a rent increase not to exceed the lesser of 7% or a percentage based on changes in the Consumer Price Index. The Company’s current annual rent of $4.9 million will be offset each lease year by $1.5 million related to the amortization of this deferred gain. This lease commitment, excluding the impact of the gain, is included in the above table of expected future minimum rentals obligations.

F. LONG-TERM PERFORMANCE SHARE BONUS PLAN

The Company has a Long-Term Incentive Plan, which was most recently amended in June 2010 (as amended the “Long-Term Incentive Plan”), for which certain key members of senior management are eligible to participate. Pursuant to the plan, annually the Compensation Committee of the Board of Directors can establish targeted performance goals, as provided for under the Company’s 2006 Incentive Compensation Plan. If the Company achieves the targeted performance goals, each participant in the plan will be entitled to receive an award (depending on the target level achieved) of the participant’s “target cash value” which is defined as the participant’s actual annual base salary in effect at the commencement of a fiscal year multiplied by the long-term incentive program percentage in such participant’s employment agreement or otherwise on file with the Company. For fiscal 2011, for a minimum threshold payout, the Company needs to achieve 90% of the financial targets in order for participants to receive an award of 50% of target cash value and, for the participants to receive a maximum award of 150% of target cash value, the Company needed to achieve 120% of the financial targets. For fiscal 2009 and fiscal 2010, for a minimum threshold payout, the Company needed to achieve 85% of the financial targets in order for participants to receive an award of 80% of target bonus and, for the participants to receive a maximum award of 150% of target bonus, the Company needed to achieve 125% of the financial targets. Awards are payable, based on the irrevocable election of each participant, in either cash, stock options and/or restricted shares or any combination thereof, provided that that Compensation Committee, in its discretion, may require that all or any portion of a participant’s award be paid in shares of restricted stock and/or stock options, as opposed to cash.

As permitted by the Long-Term Incentive Plan, for fiscal 2010 and fiscal 2011, the Compensation Committee required that all participants, through their irrevocable elections, elect to receive at least 50% of any award in equity, through either shares of restricted stock and/or stock options.

Based on the operating results for fiscal 2011, the Company did not achieve its targets and, as a result, no awards were granted under the Long-Term Incentive Plan.

For fiscal 2010, the Company achieved 103.5% of its Adjusted EBITDA target and 103.3% of its operating margin percent target, resulting in a weighted payout according to the payout curve of 106.0% of each participant’s target cash value; accordingly, on March 16, 2011, the Compensation Committee approved the grant of awards pursuant to the Long-Term Incentive Plan. The Company granted cash awards totaling $1.9 million and equity awards totaling $2.4 million, excluding potential forfeitures that may occur. The equity awards consisted of 538,661 shares of restricted stock and options to purchase 72,578 shares of common stock. Each award will vest, based on each participant’s election, in three separate tranches. The first tranche vests on March 16, 2012, the second tranche vests March 16, 2013 and the third tranche vests on March 16, 2014. Since the awards contained a performance feature that was forfeited if not achieved and the targets for fiscal 2010 were authorized and approved by the Compensation Committee in April 2010, the service inception date preceded the grant date, and therefore, the Company recognized compensation expense of $1.1 million of the $4.3 million in fiscal 2010. Additionally, because the participants received a portion of the award in equity, $0.7 million of the compensation expense was included in additional paid-in capital as stock-based compensation for fiscal 2010.

For fiscal 2009, the Company achieved 123.8% of its EBITDA target and 125.6% of its operating margin percent target, resulting in a weighted payout according to the payout curve of 124.7%. Accordingly, in March 2010, the Company granted cash awards totaling $3.2 million and equity awards totaling $0.9 million, excluding potential forfeitures that may occur. Each award vests, based on each participant’s election, in three separate tranches. The first tranche vested on March 19, 2011, the second tranche vests on March 19, 2012, and the third tranche vests on March 19, 2013.

G. STOCK OPTIONS AND RESTRICTED STOCK

The Company has one stock-based compensation plan; the 2006 Incentive Compensation Plan (as most recently amended on August 5, 2010, the “2006 Plan”). Grants still remain outstanding under the Company’s previous 1992 Stock Incentive Plan (the “1992 Plan”); however, as a result of the adoption of the 2006 Plan, no further grants can be made under the 1992 Plan.

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

2006 Plan—Stock Option and Restricted Share Award Activity

Stock Option Activity

The following table summarizes stock option activity under the 2006 Plan for fiscal 2011:

Stock Options	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at beginning of year	1,018,172	$4.61
Options granted	88,680	4.19
Options canceled	(32,881)	5.24
Options exercised	—	—

Outstanding options at end of year	1,073,971	$4.56	2.4 years	$3,374
Vested and expected to vest at end of year	1,064,718	$4.56	2.3 years	$3,374
Options exercisable at end of year	998,543	$4.58	1.9 years	$3,323

The total intrinsic value of options exercised under the 2006 Plan was $22,000 for fiscal 2010. There were no option exercises in fiscal 2011.

Restricted Share Activity

The following table summarizes activity for non-vested shares (“restricted shares”) under the 2006 Plan for fiscal 2011:

Restricted Shares	Number of Shares	Weighted-average Grant-Date Fair Value (1)
Restricted shares outstanding at beginning of year	681,856	$2.20
Restricted shares granted	569,661	4.19
Restricted shares vested	(244,093)	1.78
Restricted shares canceled	(69,820)	3.22

Restricted shares outstanding at end of year	937,604	$3.43

(1)	The fair value of a restricted share is equal to the Company’s closing stock price on the date of grant.

Approximately $1.0 million of the total unrecognized stock compensation cost of $1.1 million is related to restricted shares unvested at January 28, 2012. The cost of the $1.0 million is expected to be recognized over a weighted-average period of 27.0 months.

Share Availability Under the 2006 Plan

At January 28, 2012, the Company has 3,180,689 shares available for future grant under the 2006 Plan. Of this amount, 2,279,660 shares remain available for awards other than options and stock appreciation rights.

1992 Plan—Stock Option Activity-

The following table summarizes stock option activity under the 1992 Plan for fiscal 2011:

Stock Options	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,920,925	$5.85
Options granted	—	—
Options canceled	(48,416)	7.21
Options exercised (1)	(110,083)	3.98

Outstanding at end of year	1,762,426	$5.93	1.9 years	$14,000
Vested and expected to vest at end of year	1,762,426	$5.93	1.9 years	$14,000
Options exercisable at end of year	1,762,426	$5.93	1.9 years	$14,000

(1)	Includes options that were exercised through net share settlement. As a result, only 75,506 shares were issued at an aggregate option cost of $281,995.

The total intrinsic value of options exercised was $38,960 for fiscal 2011 and $64,470 for fiscal 2010.

Options granted outside of the Company’s 1992 Plan and 2006 Plan

Below is a summary of options granted outside of the Company’s 1992 Plan and 2006 Plan. These outstanding options represent options which were granted to consultants of the Company prior to August 2003 and options granted to its executives, prior to fiscal 2004, in excess of the 1992 Plan’s annual maximum grant of 500,000.

Stock Options	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	730,000	$3.63
Options granted	—	—
Options canceled	(50,000)	5.01
Options exercised (1)	(350,000)	3.88

Outstanding at end of year	330,000	$3.15	0.7 years	$66,000
Vested and expected to vest at end of year	330,000	$3.15	0.7 years	$66,000
Options exercisable at end of year	330,000	$3.15	0.7 years	$66,000

(1)	Includes options that were exercised through net share settlement. As a result, only 93,637 shares were issued at an aggregate option cost of $310,400.

The total intrinsic value of options exercised outside of the Company’s 1992 Plan and 2006 Plan was $89,000 for fiscal 2011, $0.5 million for fiscal 2010 and $33,811 for fiscal 2009.

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

For fiscal 2011, 28,030 shares of common stock, with a fair value of $117,221 were issued to its non-employee directors as compensation. For fiscal 2010, 36,020 shares of common stock, with a fair value of $120,232 were issued to its non-employee directors as compensation.

H. RELATED PARTIES

Seymour Holtzman and Jewelcor Management, Inc.

Seymour Holtzman, the Chairman of the Board of Directors of the Company, is compensated by the Company both directly (as an employee of the Company) and indirectly (as the president and chief executive officer and, together with his wife, indirectly, the majority shareholders of Jewelcor Management Inc. (“JMI”)).

Since October 1999, the Company has had an ongoing consulting agreement with JMI to provide the Company with services as may be agreed upon between JMI and the Company. Mr. Holtzman, who has been the Company’s Chairman of the Board since April 11, 2000, is the beneficial holder of approximately 11.1% of the outstanding common stock of the Company at January 28, 2012.

Pursuant to the consulting agreement, which was most recently amended in April 2011, Mr. Holtzman, both directly and indirectly through JMI, receives annual consulting compensation of $551,000, payable in cash, in addition to a salary of $24,000 as an employee of the Company. The consulting agreement, as amended, is scheduled to expire on April 29, 2013. Commencing April 29, 2012, the consulting agreement shall automatically be extended for an additional one–year term on each anniversary date of the effective date unless either party shall give the other party ninety days written notice prior to such anniversary date that it will not extend the term.

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

These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of accumulated other comprehensive items. The amortization of the unrecognized loss included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic pension cost in fiscal 2012 is $629,778.

Noncontributory Pension Plan

In connection with the Casual Male acquisition, the Company assumed the assets and liabilities of the Casual Male Noncontributory Pension Plan “Casual Male Corp. Retirement Plan”, which was previously known as the J. Baker, Inc. Qualified Plan (the “Pension Plan”). Casual Male Corp. froze all future benefits under this plan on May 1, 1997.

The following table sets forth the Pension Plan’s funded status at January 28, 2012 and January 29, 2011:

(in thousands)	January 28, 2012	January 29, 2011
Change in benefit obligation:
Balance at beginning of period	$12,418	$11,763
Benefits and expenses paid	(525)	(506)
Service and interest costs	705	720
Settlements	(369)	(626)
Actuarial loss	2,653	1,067

Balance at end of year	$14,882	$12,418

Change in fair value of plan assets
Balance at beginning of period	$9,927	$9,469
Actual return on plan assets	386	1,092
Employer contributions	686	498
Settlements	(369)	(626)
Benefits and expenses paid	(525)	(506)

Balance at end of period	$10,105	$9,927

Reconciliation of Funded Status
Projected benefit obligation	$14,882	$12,418
Fair value of plan assets	10,105	9,927

Underfunded Status	$(4,777)	$(2,491)
Balance Sheet Classification
Other long-term liabilities	$4,777	$2,491

Total plan expense and other amounts recognized in accumulated other comprehensive loss for the years ended January 28, 2012, January 29, 2011 and January 30, 2010 include the following components:

(in thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Interest cost on projected benefit obligation	$705	$720	$751
Expected return on plan assets	(799)	(756)	(723)
Amortization of unrecognized loss	422	365	397

Net pension cost	$328	$329	$425

Other changes recognized in other comprehensive loss, before taxes (in thousands):
Unrecognized losses at the beginning of the year	$5,453	$5,087	$6,447
Net periodic pension cost	(328)	(329)	(425)
Employer contribution	686	498	—
Change in plan assets and benefit obligations	2,286	197	(935)

Unrecognized losses at the end of year	$8,097	$5,453	$5,087

For fiscal 2012, the Company is expecting to make a contribution of $0.9 million to the plan.

Assumptions used to determine the benefit obligations as of January 28, 2012 and January 29, 2011 include a discount rate of 4.50% for fiscal 2011 and 5.75% for fiscal 2010. Assumptions used to determine the net periodic benefit cost for the years ended January 28, 2012, January 29, 2011 and January 30, 2010 included a discount rate of 4.50% for fiscal 2011, 5.75% for fiscal 2010 and 6.00% for fiscal 2009.

The expected long-term rate of return for both the benefit obligation and the net periodic benefit cost was assumed to be 8.00% for both fiscal 2011 and fiscal 2010. The expected long-term rate of return assumption was developed considering historical and future expectations for returns for each asset class.

Estimated Future Benefit Payments

The estimated future benefits for the next ten fiscal years are as follows:

FISCAL YEAR	(in thousands)
2012	551
2013	604
2014	656
2015	687
2016	716
2017 - 2021	4,463

Plan Assets

The fair values of the Company’s noncontributory defined benefit retirement plan assets at the end of fiscal 2011 and fiscal 2010, by asset category, are as follows:

	Fiscal 2011 Fair Value Measurement
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset category:
Common Stock	$5,691	—	—	$5,691
Mutual Funds:
U.S. Equity	401	—	—	401
International Equity	1,006	—	—	1,006
Bond	2,920	—	—	2,920
Cash	87	—	—	87

Total	$10,105	—	—	$10,105

	Fiscal 2010 Fair Value Measurement
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset category:
Common Stock	$4,968	—	—	$4,968
Mutual Funds:
U.S. Equity	449	—	—	449
International Equity	1,515	—	—	1,515
Bond	2,486	—	—	2,486
Insurance Contracts	—	$490	—	490
Cash	19	—	—	19

Total	$9,437	$490	—	$9,927

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

The Company’s target asset allocation for fiscal 2012 and its asset allocation at January 28, 2012 and January 29, 2011 were as follows, by asset category:

	Target allocation	Percentage of plan assets at
Asset category:	Fiscal 2012	January 28, 2012	January 29, 2011
Equity securities	73.0%	70.2%	69.8%
Debt securities	24.0%	28.9%	25.0%
Insurance contracts	—	—	4.9%
Cash	3.0%	0.9%	0.3%

Total	100.0%	100.0%	100.0%

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

The following table sets forth the Supplemental Plan’s funded status at January 28, 2012 and January 29, 2011:

(in thousands)	January 28, 2012	January 29, 2011
Change in benefit obligation:
Balance at beginning of period	$541	$532
Benefits and expenses paid	(30)	(30)
Actuarial loss (gain)	88	8
Service and interest costs	30	31

Balance at end of year	$629	$541

Change in fair value of plan assets
Balance at beginning of period	$—	$—
Employer contributions	30	30

Benefits and expenses paid	(30)	(30)

Balance at end of year	—	—
Projected benefit obligation	$629	$541

Reconciliation of Funded Status
Projected benefit obligation	$629	$541
Fair value of plan assets	—	—

Underfunded Status	$(629)	$(541)

Balance Sheet Classification
Other long-term liabilities	$629	$541

Other changes recognized in other comprehensive loss, before taxes (in thousands):

	January 28, 2012	January 29, 2011	January 30, 2010
Unrecognized losses at the beginning of the year	$56	$49	$38
Net periodic pension cost	(30)	(31)	(31)
Employer contribution	30	30	30
Change in plan assets and benefit obligations	88	8	12

Unrecognized losses at the end of year	$144	$56	$49

Assumptions used to determine the benefit obligations as of January 28, 2012 and January 29, 2011 included a discount rate of 4.50% for fiscal 2011 and 5.75% for fiscal 2010. Assumptions used to determine the net periodic benefit cost for the years ended January 28, 2012, January 29, 2011 and January 30, 2010 included a discount rate of 4.50% for fiscal 2011, 5.75% for fiscal 2010 and 6.00% for fiscal 2009.

Defined Contribution Plan

The Company has two defined contribution plans, the Casual Male 401(k) Salaried Plan and the Casual Male 401(k) Hourly plan (the “401(k) Plans”). The 401(k) Plans cover all eligible employees who are at least 21 years of age and have completed the required months of service, which is six months or twelve months depending on the plan and in the Hourly plan, an eligible employee must also have worked 1,000 hours. Effective January 1, 2008, the Company adopted the Safe Harbor matching and vesting provisions permitted under the Pension Protection Act of 2006 for its 401(k) Plans. Accordingly, beginning in fiscal 2008, the Company matched 100% of the first 1% of deferred compensation and 50% of the next 5% (with a maximum contribution of 3.5% of eligible compensation).

In May 2009, in connection with its cost reduction initiatives, the Board of Directors voted to cease any further employer contributions to the 401(k) Plan, effective May 31, 2009. In November 2010, the Administrative Committee voted to reinstate the Safe Harbor matching and vesting provision effective January 1, 2011.

The Company recognized $1.3 million of expense under these plans in fiscal 2011 and $0.4 million of expense in fiscal 2009. No expense was recognized in fiscal 2010 as a result of the Board of Directors’ vote to cease employer contributions to the 401(k) Plan in May 2009.

J. SELECTED QUARTERLY DATA (UNAUDITED)

(In Thousands, Except Per Share Data)	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	FULL YEAR
FISCAL YEAR 2011
Sales	$95,798	$100,944	$89,422	$111,491	$397,655
Gross profit	44,966	48,791	40,215	49,855	183,827
Provision for trademark impairment (1)	—	—	—	(23,110)	(23,110)
Operating income (loss) (1)	4,800	7,423	(1,382)	(17,448)	(6,607)
Income (loss) before taxes	4,679	7,296	(1,770)	(17,620)	(7,415)
Income tax provision (benefit) (2)	471	738	(175)	(51,112)	(50,078)
Net income	4,208	6,558	(1,595)	33,492	42,663
Earnings per share—basic	$0.09	$0.14	$(0.03)	$0.70	$0.90
Earnings per share—diluted	$0.09	$0.14	$(0.03)	$0.70	$0.89

FISCAL YEAR 2010
Sales	$94,984	$97,251	$89,936	$111,471	$393,642
Gross profit	43,568	45,109	41,134	50,616	180,427
Operating income (loss)	4,613	6,314	(827)	6,149	16,249
Income (loss) before taxes	4,561	6,266	(681)	5,945	16,091
Income tax provision (benefit)	407	670	(970)	613	720
Net income	4,154	5,596	289	5,332	15,371
Earnings per share—basic	$0.09	$0.12	$0.01	$0.11	$0.33
Earnings per share—diluted	$0.09	$0.12	$0.01	$0.11	$0.32

(1)	During the fourth quarter of fiscal 2011, the Company recorded an impairment charge of $23.1 million against the carrying value of its “Casual Male” trademark, see Note A.
(2)	During the fourth quarter of fiscal 2011, the Company reversed substantially of all of its valuation allowance against its deferred tax assets in the amount of $ $47.8 million which was reflected an income tax benefit for fiscal 2011.

The Company’s fiscal quarters are based on a retail cycle of 13 weeks. Historically, and consistent with the retail industry, the Company has experienced seasonal fluctuations as it relates to its operating income and net income. Traditionally, a significant portion of the Company’s operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

K. SUBSEQUENT EVENT

Subsequent to year end, the Company decided to discontinue its European Direct business including terminating its contract with GSI Commerce, Inc. (“GSI”), who provides the web store design, order processing, fulfillment and customer call center services for the Company’s European web stores. The Company’s European operations have been unprofitable since inception, with net losses of $2.1 million, $2.0 million, and $1.5 million for the years ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively. The Company expects to incur approximately $1.5 million in termination charges.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 28, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 28, 2012, our disclosure controls and procedures were effective.

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

Management assessed the design and effectiveness of our internal control over financial reporting as of January 28, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework.

Based on management’s assessment and the above mentioned criteria, management determined that we maintained effective internal control over financial reporting as of January 28, 2012.

Ernst & Young LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting as of January 28, 2012, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

of Casual Male Retail Group, Inc.

We have audited Casual Male Retail Group, Inc. internal control over financial reporting as of January 28, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Casual Male Retail Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Casual Male Retail Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Casual Male Retail Group, Inc. as of January 28, 2012 and January 29, 2011 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended January 28, 2012 of Casual Male Retail Group, Inc. and our report dated March 16, 2012 expressed an unqualified opinion thereon.

/s/     Ernst & Young LLP

Boston, Massachusetts

March 16, 2012

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 28, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III.

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to this Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended January 28, 2012 in connection with our 2012 Annual Meeting of Stockholders.

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 28, 2012.

Item 11. Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 28, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 28, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 28, 2012.

Item 14. Principal Accounting Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 28, 2012.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

15(a)(1) Financial Statements

The list of consolidated financial statements and notes required by this Item 15(a)(1) is set forth in the “Index to Consolidated Financial Statements” on page 41 of this Annual Report.

15(a)(2) Financial Statement Schedules

All schedules have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements or notes thereto.

15(a)(3) Exhibits

The list of exhibits required by this Item 15(a)(3) is set forth in the “Index to Exhibits” beginning on page 72 of this Annual Report.

Index to Exhibits

Exhibits
3.1	Restated Certificate of Incorporation of the Company, as amended (included as Exhibit 3.1 to Amendment No. 3 of the Company’s Registration Statement on Form S-1 (No. 33-13402), and incorporated herein by reference). *

3.2	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated June 22, 1993 (included as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on June 18, 1996, and incorporated herein by reference). *

3.3	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated August 8, 2002 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on September 17, 2002, and incorporated herein by reference). *

3.4	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated August 27, 2009 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 28, 2009, and incorporated herein by reference). *

3.5	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated August 27, 2009 (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 28, 2009, and incorporated herein by reference). *

3.6	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company establishing Series A Junior Participating Cumulative Preferred Stock dated May 1, 1995 (included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on May 3, 1996, and incorporated herein by reference). *

3.7	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series B Convertible Preferred Stock dated May 14, 2002 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference). *

3.8	Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, as filed with the Secretary of the State of Delaware on December 9, 2008 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 9, 2008, and incorporated herein by reference). *

3.9	By-Laws of the Company, as amended (included as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on December 12, 2000, and incorporated herein by reference). *

10.1	1992 Stock Incentive Plan, as amended (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference). *

10.2	Amendment to the Casual Male Retail Group, Inc. 1992 Stock Incentive Plan, as amended, effective as of April 15, 2011 (included as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2011, and incorporated herein by reference). *

10.3	Casual Male Retail Group, Inc. 2006 Incentive Compensation Plan, as amended (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 20, 2010, and incorporated herein by reference). *
10.4	Form of Non-Qualified Option Agreement for the Chairman and Executive Officers (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2006, and incorporated herein by reference). *

10.5	Form of Incentive Stock Option Agreement for the Chairman and Executive Officers (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2006, and incorporated herein by reference). *

Exhibits
10.6	Form of Non-Qualified Option Agreement for Non-Employee Directors (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2006, and incorporated herein by reference). *

10.7	Form of Option Repurchase Agreement dated January 29, 2009 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2009 and incorporated herein by reference). *

10.8	Casual Male Retail Group, Inc. Amended and Restated Non-Employee Director Compensation Plan (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-170764), and incorporated herein by reference). *

10.9	Sixth Amended and Restated Loan and Security Agreement dated November 10, 2010, by and among Bank of America, N.A., as Administrative Agent and Collateral Agent, the Revolving Credit Lenders identified therein, the Company, as Borrowers’ Representative, and the Company and CMRG Apparel, LLC, as Borrowers (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on January 7, 2011, and incorporated herein by reference). * †

10.10	Amended and Restated Consulting Agreement, effective as of April 28, 2011 between the Company and Jewelcor Management, Inc. (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2011, and incorporated herein by reference). *

10.11	Employment Agreement between the Company and Seymour Holtzman dated as of April 28, 2011 (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2011, and incorporated herein by reference). *

10.12	Revised and Restated Employment Agreement dated as of November 5, 2009 between the Company and David A. Levin (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2009, and incorporated herein by reference). *

10.13	Revised and Restated Employment Agreement dated as of November 5, 2009 between the Company and Dennis R. Hernreich (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2009, and incorporated herein by reference). *

10.14	Employment Agreement between the Company and Robert S. Molloy dated as of January 7, 2010 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 11, 2010, and incorporated herein by reference). *

10.15	Employment Agreement between the Company and Ric Della Bernarda dated as of January 8, 2010 (included as Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference). *

10.16	Employment Agreement between the Company and Francis Chane dated as of January 8, 2010 (included as Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference). *

10.17	Employment Agreement between the Company and Kenneth Ederle dated as of January 8, 2010 (included as Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference). *

10.18	Amendment to Employment Agreement between the Company and Kenneth Ederle, effective as of April 25, 2011 (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2011, and incorporated herein by reference). *

10.19	Employment Agreement between the Company and Jack R. McKinney dated as of January 8, 2010 (included as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference). *

Exhibits
10.20	Employment Agreement between the Company and Peter E. Schmitz dated as of January 8, 2010 (included as Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference). *

10.21	Employment Agreement between the Company and Vickie Smith dated as of January 8, 2010 (included as Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference). *

10.22	Employment Agreement between the Company and Walter E. Sprague dated as of January 8, 2010 (included as Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference). *

10.23	Employment Agreement between the Company and Peter H. Stratton, Jr. dated as of January 7, 2010 (included as Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference). *

10.24	Employment Agreement between the Company and Brian Reaves (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 21, 2010, and incorporated herein by reference). *

10.25	Employment Agreement between the Company and John Wagner dated as of April 25, 2011 (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2011, and incorporated herein by reference). *

10.26	Employment Agreement between the Company and Francie Nguyen dated as of May 2, 2011 (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2011, and incorporated herein by reference). *

10.27	Employment Agreement between the Company and Angela Chew dated as of June 20, 2011 (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 19, 2011, and incorporated herein by reference). *

10.28	Casual Male Retail Group, Inc. Amended and Restated Long-Term Incentive Plan (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 20, 2010, and incorporated herein by reference). *

10.29	Second Amended and Restated Casual Male Retail Group, Inc. Amended and Restated Annual Incentive Plan (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 19, 2010 and incorporated herein by reference). *

10.30	Registration Rights Agreement entered into as of April 26, 2002, by and between the Company and the persons identified therein (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference). *

10.31	Registration Rights Agreement dated November 18, 2003 by and between the Company and Thomas Weisel Partners LLC (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference). *

10.32	Contribution Agreement dated January 30, 2006 by and among the Company, Spirit SPE Canton, LLC and Spirit Finance Acquisitions, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference). *

10.33	Membership Interest Purchase Agreement dated January 30, 2006 by and between the Company and Spirit Finance Acquisitions, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference). *

10.34	Lease Agreement dated February 1, 2006 by and between the Company and Spirit SPE Canton, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference). *

Exhibits
10.35	Buying Agency Agreement effective November 16, 2005 by and between Designs Apparel, Inc. and Li & Fung (included as Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed March 31, 2006, and incorporated herein by reference). *

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended January 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. **

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
*	Previously filed with the Securities and Exchange Commission.
†	Portions of this Exhibit have been omitted pursuant to a grant of confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.
March 16, 2012

	By:	/s/ DAVID A. LEVIN
David A. Levin President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DAVID A. LEVIN David A. Levin	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2012

/s/ DENNIS R. HERNREICH Dennis R. Hernreich	Executive Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)	March 16, 2012

/s/ PETER H. STRATTON, JR. Peter H. Stratton, Jr.	Senior Vice President of Finance and Corporate Controller (Principal Accounting Officer)	March 16, 2012

/s/ SEYMOUR HOLTZMAN Seymour Holtzman	Chairman of the Board of Directors	March 16, 2012

/s/ ALAN S. BERNIKOW Alan S. Bernikow	Director	March 16, 2012

/s/ JESSE H. CHOPER Jesse H. Choper	Director	March 16, 2012

/s/ JOHN E. KYEES John E. Kyees	Director	March 16, 2012

/s/ WARD K. MOONEY Ward K. Mooney	Director	March 16, 2012

/s/ GEORGE T. PORTER, JR. George T. Porter, Jr.	Director	March 16, 2012

/s/ MITCHELL S. PRESSER Mitchell S. Presser	Director	March 16, 2012