Form 10-Q
period 2012-04-28
CASUAL MALE RETAIL GROUP INC
filed 2012-05-18
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 28, 2012

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

The number of shares of common stock outstanding as of April 28, 2012 was 48,470,838.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 28, 2012	January 28, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,914	$10,353
Accounts receivable	3,123	3,627
Inventories	112,152	104,167
Deferred income taxes	5,945	6,435
Prepaid expenses and other current assets	9,847	8,825

Total current assets	136,981	133,407

Property and equipment, net of accumulated depreciation and amortization	50,519	45,933

Other assets:
Intangible assets	8,084	8,654
Deferred income taxes	42,837	43,935
Other assets	1,772	1,792

Total assets	$240,193	$233,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of deferred gain on sale-leaseback	$1,465	$1,465
Accounts payable	27,619	24,657
Accrued expenses and other current liabilities	29,954	28,784

Total current liabilities	59,038	54,906

Long-term liabilities:
Deferred gain on sale-leaseback, net of current portion	18,684	19,051
Other long-term liabilities	5,245	5,406

Total liabilities	82,967	79,363

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding at April 28, 2012 and January 28, 2012	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 59,348,277 and 59,358,653 issued at April 28, 2012 and January 28, 2012, respectively	593	594
Additional paid-in capital	293,808	293,405
Accumulated deficit	(43,679)	(45,948)
Treasury stock at cost, 10,877,439 shares at April 28, 2012 and January 28, 2012	(87,977)	(87,977)
Accumulated other comprehensive loss	(5,519)	(5,716)

Total stockholders’ equity	157,226	154,358

Total liabilities and stockholders’ equity	$240,193	$233,721

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	April 28, 2012	April 30, 2011

Sales	$95,913	$95,798

Cost of goods sold, including occupancy	50,176	50,832

Gross profit	45,737	44,966

Expenses:
Selling, general and administrative	38,070	37,110
Depreciation and amortization	3,694	3,056

Total expenses	41,764	40,166

Operating income	3,973	4,800

Interest expense, net	(165)	(121)

Income before income taxes	3,808	4,679

Provision for income taxes	1,539	471

Net income	$2,269	$4,208

Net income per share – basic and diluted	$0.05	$0.09

Weighted average number of common shares outstanding
- basic	47,664	47,146
- diluted	48,176	48,030

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	April 28, 2012	April 30, 2011

Net income	$2,269	$4,208
Other comprehensive income (loss), before taxes:
Foreign currency translation	143	4
Amortization of unrecognized loss associated with pension plan, before taxes	157	298

Other comprehensive income (loss), before taxes	300	302
Tax provision related to items of other comprehensive income	(103)	0

Other comprehensive income (loss), net of tax	197	302

Comprehensive income	$2,466	$4,510

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended April 28, 2012

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total

Balance at January 28, 2012	59,359	$594	$293,405	(10,877)	$(87,977)	$(45,948)	$(5,716)	$154,358

Issuance of restricted stock, net of cancellations	(13)	(1)	—					(1)
Stock option compensation expense			393					393
Board of Directors compensation	2	—	10					10
Accumulated other comprehensive income (loss):
Amortization of unrecognized loss associated with pension plan, net of taxes of $62							95	95
Foreign currency, net of taxes $41							102	102
Net income						2,269		2,269

Balance at April 28, 2012	59,348	$593	$293,808	(10,877)	$(87,977)	$(43,679)	$(5,519)	$157,226

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 28, 2012	April 30, 2011
Cash flows from operating activities:
Net income	$2,269	$4,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,694	3,056
Amortization of deferred gain from sale-leaseback	(367)	(366)
Deferred income taxes, net of valuation allowance	1,588	192
Stock based compensation expense	393	304
Issuance of common stock to Board of Directors	10	9

Changes in operating assets and liabilities:
Accounts receivable	433	(68)
Inventories	(7,985)	(4,686)
Prepaid expenses	(1,002)	(1,542)
Other assets	13	38
Accounts payable	2,962	5,171
Income taxes payable	—	(137)
Accrued expenses and other current liabilities	(947)	(3,044)

Net cash provided by operating activities	1,061	3,135

Cash flows from investing activities:
Additions to property and equipment	(5,571)	(1,879)
Proceeds from sales of business	71	—

Net cash used for investing activities	(5,500)	(1,879)

Cash flows from financing activities:

Proceeds from the issuance of common stock under option program	—	431

Net cash provided by financing activities	—	431

Net change in cash and cash equivalents	(4,439)	1,687
Cash and cash equivalents:
Beginning of the period	10,353	4,114

End of the period	$5,914	$5,801

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

In the opinion of management of Casual Male Retail Group, Inc., a Delaware corporation (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company’s audited consolidated financial statements for the fiscal year ended January 28, 2012 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2012.

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

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2012 is a 53-week period ending on February 2, 2013. Fiscal 2011 was a 52-week period ending on January 28, 2012.

Segment Information

Through the end of fiscal 2011, the Company managed its business using three operating segments – B&T Factory Direct™, Casual Male XL® and Rochester Clothing. However, with the continued expansion of the DestinationXL® (“DXL®”) store format and the merger of all of the Company’s websites into one consolidated site, www.destinationxl.com, which carries merchandise from all three of these business formats, the businesses are now managed using retail and direct, as opposed to the previous store formats.

Effective the first quarter of fiscal 2012, the Company reports its operations as one reportable segment, Big & Tall Men’s Apparel, which consists of two principal operating segments: its retail business and its direct businesses. The Company considers its operating segments to be similar in terms of economic characteristics, production processes and operations, and have therefore aggregated them into a single reporting segment. The direct operating segment includes the operating results and assets for LivingXL®, ShoesXL® and the Company’s International Web Stores, which are immaterial.

Other Intangibles

At April 28, 2012, the “Casual Male” trademark has a carrying value of $5.6 million and is considered a definite-lived asset. The Company is amortizing the remaining carrying value of $5.6 million, on an accelerated basis consistent with projected cash flows, over its estimated remaining useful life of seven years.

The Company’s “Rochester” trademark is considered an indefinite-lived intangible asset and has a carrying value of $1.5 million. During the first three months of fiscal 2012, no event or circumstance occurred which would cause a reduction in the fair value of the Company’s reporting units, requiring interim testing of the Company’s “Rochester” trademark.

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

For the first three months of fiscal 2012 and fiscal 2011, the Company recognized total stock-based compensation expense of $0.4 million and $0.3 million, respectively.

The total compensation cost related to non-vested awards not yet recognized as of April 28, 2012 is approximately $0.8 million which will be expensed over a weighted average remaining life of 27 months.

Valuation Assumptions for Stock Options and Restricted Stock

During the first quarter of fiscal 2012, the Company granted stock options to purchase 1,286 shares of common stock. There were no grants of restricted stock during the first quarter of fiscal 2012.

During the first quarter of fiscal 2011, the Company granted 544,661 shares of restricted stock of which 538,661 shares were granted to members of management as a result of the Company achieving certain performance targets pursuant to its Long-Term Incentive Plan (“LTIP”) for fiscal 2010. In addition, the Company granted stock options to purchase 76,000 shares of common stock, of which 72,576 stock options were granted as part of the LTIP for fiscal 2010.

Each restricted share of common stock was assigned a fair value equal to the closing price of the Company’s common stock on the date of grant. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average grant date fair-value of stock options granted during the first quarter of fiscal 2012 was $1.17 per share.

The following assumptions were used for grants for the first quarter of fiscal 2012 and fiscal 2011:

	April 28, 2012	April 30, 2011
Expected volatility	55.0%	55.0%
Risk-free interest rate	0.31%	0.60-1.89%
Expected life	3.0 yrs	2.5-4.5 yrs
Dividend rate	—	—

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

There were no stock options exercised during the first quarter of fiscal 2012.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)–Presentation of Comprehensive Income, to make the presentation of items within other comprehensive income (“OCI”) more prominent. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. The new standard requires companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies are no longer allowed to present items of OCI in the statement of stockholders’ equity. This new update is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this new standard in the first quarter of fiscal 2012 by including a separate Consolidated Statement of Comprehensive Income. There was no other impact on the Company’s financial statements.

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

Borrowings made pursuant to the Credit Facility will bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% and (c) the one month LIBOR rate) plus a varying percentage, based on the Company’s borrowing base, of 1.00-1.25% for prime-based borrowings and 2.00-2.25% for LIBOR-based borrowings. The Company is also subject to an unused line fee. At April 28, 2012, the Company’s prime-based interest rate was 4.25%.

The Company’s obligations under the Credit Facility are secured by a lien on all of its assets. The Company is not subject to any financial covenants pursuant to the Credit Facility.

At April 28, 2012, the Company had no borrowings outstanding under the Credit Facility. Outstanding standby letters of credit were $2.3 million and documentary letters of credit were $1.5 million. Unused excess availability at April 28, 2012 was $71.2 million. Average borrowings outstanding under this facility during the first quarter of fiscal 2012 were less than $150,000, resulting in an average unused excess availability of approximately $69.1 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

The fair value of the amount outstanding under the Credit Facility at April 28, 2012 approximated the carrying value.

3.	Equity

Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended
	April 28, 2012	April 30, 2011
(in thousands)
Common Stock Outstanding
Basic weighted average common shares outstanding	47,664	47,146
Common Stock Equivalents -Stock options and restricted stock	512	884

Diluted weighted average common shares outstanding	48,176	48,030

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period because the exercise price of such options was greater than the average market price per share of common stock for the respective periods.

	For the three months ended
	April 28, 2012	April 30, 2011
(in thousands, except exercise prices)
Options	2,737	2,562

Range of exercise prices of such options	$3.76 - $10.26	$4.54 - $10.26

The above options, which were outstanding at April 28, 2012, expire from May 1, 2012 to October 31, 2021. Options to purchase 1,074,677 shares of the Company’s common stock, with exercise prices ranging from $3.15 to $4.77 per share, will expire, if not exercised, in fiscal 2012.

4.	Income Taxes

At April 28, 2012, the Company had total deferred tax assets of approximately $51.8 million, with a corresponding valuation allowance of $3.0 million. The deferred tax assets include approximately $22.7 million of net operating loss carryforwards and approximately $8.0 million of deferred gain on sale-leaseback and, to a lesser extent, other book/tax timing differences. As of April 28, 2012, the Company had gross net operating loss carryforwards of $62.5 million for federal income tax purposes and $33.3 million for state income tax purposes that are available to offset future taxable income through fiscal year 2031. Included in the net operating loss carryforwards for both federal and state income tax is approximately $10.8 million relating to stock compensation deductions, the tax benefit from which, if realized, will be credited to additional paid-in capital.

In the first quarter of fiscal 2011, the Company’s effective tax rate was reduced from the statutory rate due to the utilization of the Company’s fully reserved net operating loss carryforwards. Then in the fourth quarter of fiscal 2011, the Company determined that it was more likely than not that it would be able to realize the benefits of substantially all of its deferred tax assets in the United States. Accordingly, in the fourth quarter of fiscal 2011, the Company recognized an income tax benefit of $47.8 million related to the reversal of substantially of the deferred tax valuation allowance. As a result of the valuation allowance being reversed, the Company has returned to a normal tax provision. For the first quarter of fiscal 2012, the Company’s effective tax rate was 40.4% compared to 10.1% for the first quarter of fiscal 2011.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to Topic 740, Income Taxes, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At April 28, 2012, the Company had no material unrecognized tax benefits.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 1997, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the first quarter of fiscal 2012.

5.	Closure of European Web Stores

As the Company previously disclosed in its Annual Report on Form 10-K for the fiscal year January 28, 2012, the Company has decided to discontinue its European Direct business. Subsequent to the end of the first quarter of fiscal 2012, the Company provided formal termination notice to its vendor, who provides the web store design, order processing, fulfillment and customer call center services for the Company’s European web stores. The Company’s European operations have been unprofitable since inception, with net losses of $2.1 million, $2.0 million, and $1.5 million on net sales of $1.8 million, $1.6 million and $1.2 million in the years ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively. The European web stores’ operating loss of $0.2 million is included in continuing operations for the first quarter of fiscal 2012. Once the European web stores cease to be used, the operating results will be reclassified to discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from such forward-looking statements. We encourage readers to refer to Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, filed with the Securities and Exchange Commission on March 16, 2012, and Part II, Item 1A of this Quarterly Report which identify certain risks and uncertainties that may have an impact on our future earnings and the direction of our Company.

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

BUSINESS SUMMARY

Casual Male Retail Group, Inc. together with our subsidiaries is the largest specialty retailer of big & tall men’s apparel with retail operations in the United States and London, England and direct businesses throughout the United States, Canada and Europe. We operate under the trade names of Casual Male XL®, Casual Male XL Outlets, DestinationXL®, Rochester Clothing, B&T Factory Direct™, ShoesXL® and LivingXL®. At April 28, 2012, we operated 350 Casual Male XL retail stores, 60 Casual Male XL outlet stores, 22 DestinationXL (“DXL®”) stores and 13 Rochester Clothing stores. Our direct business includes several catalogs and e-commerce sites which support our brands and product extensions.

Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Casual Male Retail Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years which end on February 2, 2013 and January 28, 2012 as “fiscal 2012” and “fiscal 2011,” respectively. Fiscal 2012 is a 53-week period and Fiscal 2011 was a 52-week period,

When discussing sales growth, we refer to the term “comparable sales.” Comparable sales for all periods include our retail stores that have been open for at least one full fiscal year together with our e-commerce and catalog sales. Stores that have been remodeled, expanded or re-located during the period are also included in our determination of comparable sales. Our DestinationXL stores are considered relocations and comparable to all the closed stores in each respective market area. We include our direct businesses as part of our calculation of comparable sales since we are a multi-channel retailer, offering our customers convenient alternatives for their shopping. The method of calculating comparable sales varies across the retail industry and, as a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies.

SEGMENT REPORTING

Through the end of fiscal 2011, we managed our business using three operating segments – B&T Factory Direct, Casual Male XL and Rochester Clothing. However, with the continued expansion of the DXL store format and our new website, www.destinationxl.com, which we launched in fiscal 2011 and which has merchandise from all three of these business formats, the business is managed using retail and direct, as opposed to the previous store formats.

Effective the first quarter of fiscal 2012, we report our operations as one reportable segment, Big & Tall Men’s Apparel, which consists of our two principal operating segments: retail and direct. We consider our operating segments to be similar in terms of economic characteristic, production processes and operations, and have therefore aggregated them into a single reporting segment.

RESULTS OF OPERATIONS

Financial Summary

For the first quarter of fiscal 2012, we were within our expectations with net income of $2.3 million, or $0.05 per diluted share, compared to net income of $4.2 million, or $0.09 per diluted in the first quarter of fiscal 2011. Due to the reversal of our tax valuation allowance in the fourth quarter of fiscal 2011, we have returned to a normal tax rate of approximately 40.4% for the first quarter of fiscal 2012 as compared to only 10.1% for the first quarter of fiscal 2011. Assuming a normal tax rate for the first quarter of fiscal 2011, adjusted earning per dilutive share would have been $0.06 per dilutive share. See “Presentation of Non-GAAP Measures” below for a reconciliation of this non-GAAP measure.

Sales for the first quarter of fiscal 2012 were flat when compared to the first quarter of fiscal 2011. Comparable sales for the first quarter of fiscal 2012 increased 2.0% over the prior year. Sales growth in the first quarter was slowed by the introduction of our new format catalog which performed poorly and is being redesigned for a re-launch in the fall. Our gross margin improved 80 basis points for the first quarter of fiscal 2012 as compared to the prior year’s first quarter. Operating income, for the first quarter of fiscal 2012, decreased $0.8 million to $4.0 million as compared to $4.8 million for the first quarter of fiscal 2011 primarily due to an increase in amortization of $0.5 million as a result of our “Casual Male” trademark becoming a definite-lived asset.

From a liquidity perspective, at April 28, 2012, we have $5.9 million in cash and cash equivalents, no outstanding debt and total availability under our credit facility of $71.2 million.

DestinationXL

During the first quarter of fiscal 2012, we have opened six DXL® stores, for a total of 22 DXL stores. Twenty of these stores are considered “comparable stores” and had a combined comparable sales increase of 16.3% for the first quarter of fiscal 2012 when compared to the first quarter of the prior year. For some of these stores that have not reached their one year anniversary, sales are compared to the respective predecessor sales in each market.

For fiscal 2012, we are planning to open a total of 35 DXL stores resulting in approximately 51 DXL stores operating at the end of the year, with at least one store located in most major metropolitan cities across the United States. In that the DXL format offers our customer a far superior shopping experience compared to our existing Casual Male stores, we expect to continue to open 35-40 DXL stores across the country for the next several years, and we expect to have over 200 DXL store locations open by the end of fiscal 2017. By the end of fiscal 2012, the DXL business is expected to be generating approximately 35% of total sales, and 50% by the end of fiscal 2013, on an annualized basis.

In the third quarter of fiscal 2011, we launched our DestinationXL website. Similar to our DXL stores, we see significant opportunities in the growth of our direct business by combining all of our existing e-commerce sites into one enhanced website, with state-of-the-art features and best practices. We recognize the importance of “name recognition” in growing an effective DXL business, both in retail stores and direct. One of our key objectives for fiscal 2012 is to increase traffic in both stores and direct. We expect to accomplish this objective by creating more awareness of the DXL brand through the development of effective outreach programs and targeted marketing initiatives using local media as well as digital marketing. In the first quarter of fiscal 2012, we retained a professional advertising agency to develop a DestinationXL brand strategy and a campaign for a more effective and comprehensive approach to expanding our market share.

Fiscal 2012 Outlook

For fiscal 2012, we expect sales in the range of $416.5 to $423.9 million, which is based on a comparable sales increase of 4.7% to 6.6%. This sales increase is driven by the expansion of our DXL stores and by continued growth in our direct businesses.

We expect to improve our gross margin rate by 60 to 100 basis points from fiscal 2011. This increase is based on merchandise margins improving by approximately 50 to 110 basis points with a ±10 basis point change in occupancy costs. Selling, general and administrative (“SG&A”) costs are planned to increase by approximately $6.0 to $7.4 million, primarily due to the 53rd week in fiscal 2012. On a comparable 52-week period, SG&A costs are expected to increase $3.5 to $5.0 million due to additional store payroll and advertising costs associated with our planned DXL store openings and expected bonus accruals. As a percentage of sales, SG&A expenses are expected to decrease by 30 to 70 basis points.

While operating income is expected to increase by approximately 20 to 110 basis points over fiscal 2011, our earnings for fiscal 2012 are expected to be between $0.22 -$0.27 per diluted share, primarily due to our return to a normal tax position. As mentioned above, for the past two fiscal years, our deferred tax assets have been fully reserved, which has resulted in a minimal tax provision of approximately 10%. In the fourth quarter of fiscal 2011, we reversed substantially all of our tax valuation allowance. As a result, we have returned to a normal tax provision for fiscal 2012.

For fiscal 2011, our earnings were $0.89 per diluted share. However, on a non-GAAP basis, before our trademark impairment, valuation allowance and an adjustment for a normal tax rate of approximately 40.0%, adjusted earnings per diluted share were $0.19 per diluted share for fiscal 2011, compared to our forecasted earnings of $0.22-$0.27 per diluted share for fiscal 2012. See “Presentation of Non-GAAP Measures” for a reconciliation of this non-GAAP measure.

From a liquidity perspective, we expect cash flow from operating activities of $45.0 million, resulting in free cash flow (as defined below under “Presentation of Non-GAAP Measures”) of approximately $10.0 million. We expect our cash balances to increase to approximately $20.0 million by the end of fiscal 2012. Our capital expenditures for fiscal 2012 are expected to be approximately $35.0 million. These expenditures will be spent primarily on our planned opening of 35 DXL stores. As we open new DXL stores, we will be closing existing stores in each respective market area. For fiscal 2012, we currently expect to close 70 existing stores.

Presentation of Non-GAAP Measure

The presentation of non-GAAP “Adjusted Net Income” and “Adjusted Earnings Per Diluted Share” are not measures determined by generally accepted accounting principles (“GAAP”) and should not be considered superior to or as a substitute for net income or earnings per diluted share in accordance with GAAP. We believe that these non-GAAP measures are useful as additional means for investors to evaluate our operating results, when reviewed in conjunction with our GAAP financial statements. We believe the inclusion of these non-GAAP measures enhances an investor’s understanding of the comparability between different periods in different years. The following table reconciles net income and earning per diluted share, on a GAAP basis, for the first quarter of fiscal 2011 to adjusted net income and adjusted earnings per diluted share, on a non-GAAP basis:

	For the three months ended
	April 28, 2012	April 30, 2011
(in thousands, except per share data)
Net income , GAAP	$2,269	$4,208
Add back: actual income tax provision recorded at 10.1% tax rate	—	471
Deduct: estimated income tax provision, assuming an effective tax rate of 40.4% instead of actual 10.1% tax rate	—	(1,890)

Adjusted Net income, (non-GAAP for fiscal 2011)	$2,269	$2,789
Weighted average shares outstanding-dilutive basis	48,176	48,030

Earnings per diluted share, GAAP	$0.05	$0.09

Adjusted Earnings per diluted share, (non-GAAP for fiscal 2011)	$0.05	$0.06

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

	For the three months ended:		Projected Cash Flow
(in millions)	April 28, 2012	April 30, 2011	Fiscal 2012

Cash flow from operating activities	$1.1	$3.1	$45.0
Less: Capital expenditures	(5.6)	(1.9)	(35.0)
Less: Discretionary store asset Acquisitions, if applicable	—	—	—

Free Cash Flow	$(4.5)	$1.2	$10.0

In the above discussion under “Fiscal 2012 Outlook”, we present “Adjusted Earnings Per Diluted Share” for fiscal 2011 of $0.19 per diluted share. This is not a measure determined by generally accepted accounting principles (“GAAP”) and should not be considered superior to or as a substitute for net income or earnings per diluted share in accordance with GAAP. We believe that this non-GAAP measure is useful as an additional means for investors to evaluate our operating results, when reviewed in conjunction with our GAAP financial statements. We believe that the inclusion of this non-GAAP measure enhances an investor’s understanding of the comparability between different periods in different years. The following table is a reconciliation of earnings per diluted share on a GAAP-basis to adjusted earnings per diluted share on a non-GAAP basis for fiscal 2011:

Earnings per share, on a diluted basis (Fiscal 2011)

Earnings per diluted share, GAAP basis for fiscal 2011	$0.89
Add:
Provision for trademark impairment	$0.29
($23.1 million less $9.1 million deferred tax benefit)
Deduct:
Non-recurring reversal of valuation allowance	($0.88)
($42.5 million)
Incremental Income tax provision, assuming effective tax rate of approximately 40.0% instead of actual 10.0% effective tax rate	($0.11)

Adjusted earnings per diluted share, non-GAAP	$0.19

Sales

For the first quarter of fiscal 2012, total sales of $95.9 million increased $0.1 million from $95.8 million for the first quarter of fiscal 2011. Comparable sales for the first quarter increased 2.0% when compared to the same period of the prior year. On a comparable basis, sales from our retail business increased 3.8% while our U.S. direct business decreased 3.9%.

The increase in the retail business of 3.8% was the result of positive sales among all store formats, specifically our DXL stores and Casual Male XL retail stores. While store traffic for the first quarter of fiscal 2012 was down approximately 1.6% as compared to the first quarter of fiscal 2011, it was an improvement over the fourth quarter of fiscal 2011 which was down 3.7% compared to the prior year fourth quarter. Increases in “dollars per customers” and “average unit retail”

contributed to the increase in comparable sales for the quarter. Sales from our direct business were negatively impacted during the first quarter of fiscal 2012 by the poor performance of our new format catalog in March 2012 contributing to an approximate $1.5 million loss of sales, or approximately 9% in direct sales for the first quarter of fiscal 2012. The catalog was the first of its kind and was intended to replace our legacy catalogs. We plan to re-launch a redesigned catalog in early fall. Over the long term, we expect to gradually eliminate our legacy brand catalogs, and move much of our direct channel marketing efforts to digital and use our DXL catalog only for our most ardent direct channel shoppers.

In April 2012, we returned to our traditional catalog format of Casual Male XL, B&T Factory Direct, and Rochester Big & Tall, as well as increased our digital marketing efforts and intensified e-mail campaigning, and performance of our direct channel increased 4.6% for April 2012 as compared to April 2011.

Gross Profit Margin

For the first quarter of fiscal 2012, our gross margin rate, inclusive of occupancy costs, was 47.7% as compared to a gross margin rate of 46.9% for the first quarter of fiscal 2011. The increase of 80 basis points was the result of increased merchandise margins for the first quarter of fiscal 2012 of 90 basis points offset by an increase of 10 basis points in occupancy costs. Our merchandise margin continues to benefit from our improved inventory management and managed markdowns. On a dollar basis, occupancy costs for the first quarter of fiscal 2012 increased less than 1% when compared to the first quarter of fiscal 2011.

For fiscal 2012, we are planning on continued improvement of 50 to 110 basis points in merchandise margins and that occupancy costs will change by ±10 basis points, resulting in gross margin rate improvement for fiscal 2012 of 60 to 100 basis points.

Selling, General and Administrative Expenses

SG&A expenses for the first quarter of fiscal 2012 were 39.7% of sales as compared to 38.7% of sales for the first quarter of fiscal 2011. On a dollar basis, SG&A expenses increased $1.0 million, or 2.6%, for the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011. This increase is primarily due to an increase in payroll expenses of $0.8 million associated with new store openings including pre-opening payroll costs, as well as increased staffing in our global sourcing and store development areas.

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

Depreciation and Amortization

Depreciation and Amortization for the first quarter of fiscal 2012 was $3.7 million as compared to $3.1 million for the first quarter of fiscal 2011. The primary reason for the increase of $0.6 million was due to the amortization of approximately $0.5 million associated with our “Casual Male” trademark. In the fourth quarter of fiscal 2011, our “Casual Male” trademark, with a carrying value of $6.1 million, was changed to a definite-lived asset which is being amortized on an accelerated basis over its estimated remaining useful life of seven years.

Interest Expense, Net

Net interest expense was $0.2 million and $0.1 million for the first quarter of fiscal 2012 and fiscal 2011, respectively. The interest expense for both quarters primarily relates to the unused line fee on our credit facility as a result of having minimal borrowings during each quarter.

Income Taxes

At April 28, 2012, our total deferred tax assets were approximately $51.8 million, with a corresponding valuation allowance of $3.0 million. The deferred tax assets include approximately $22.7 million of net operating loss carryforwards and approximately $8.0 million of deferred gain on our sale-leaseback and, to a lesser extent, other book/tax timing differences.

For the first quarter of fiscal 2011, our effective tax rate was reduced from the statutory rate due to the utilization of our fully reserved net operating loss carryforwards. Then in the fourth quarter of fiscal 2011, we determined that it was more likely than not that we would be able to realize the benefits of substantially all of our deferred tax assets. Accordingly, in the fourth quarter of fiscal 2011, we recognized an income tax benefit of $47.8 million related to the reversal of substantially of the deferred tax valuation allowance. As a result of the valuation allowance being reversed, we have returned to a normal tax provision. For the first quarter of fiscal 2012, our effective tax rate was 40.4% compared to 10.1% for the first quarter of fiscal 2011.

Net Income

For the first quarter of fiscal 2012, net income was $2.3 million, or $0.05 per diluted share, compared to net income of $4.2 million, or $0.09 per diluted share, for the first quarter of fiscal 2011. The decrease in earnings of $0.04 per diluted share is partially due to the increase in income tax provision of approximately $0.03 per diluted shares as a result of returning to a normal tax rate in fiscal 2012.

Inventory

At April 28, 2012, total inventory was $112.2 million compared to $104.2 million at January 28, 2012 and $97.6 million at April 30, 2011.

While inventory dollars increased 15.0% from April 30, 2011 as a result of cost increases and shifting product mix, units increased by less than 1%. Unit inventories in branded product have increased by 35% over the prior year to support the DXL store product assortments.

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

We currently believe that our existing cash generated by operations together with our availability under our credit facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements. For the first quarter of fiscal 2012, free cash flow, which we define as cash flow from operating activities, less capital expenditures and discretionary store asset acquisitions, if any, decreased by $5.7 million to $(4.5) million from $1.2 million for the first quarter of fiscal 2011. This decrease in free cash flow was primarily due to the increase in capital expenditures of $3.7 million related to the new store openings. See “Presentation of Non-GAAP Measure” above regarding non-GAAP free cash flow.

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

We had no borrowings outstanding under the Credit Facility at April 28, 2012. Outstanding standby letters of credit were $2.3 million and outstanding documentary letters of credit were $1.5 million. The average monthly borrowing outstanding under this facility during the first quarter of fiscal 2012 was less than $150,000, resulting in an average unused excess availability of approximately $69.1 million. Unused excess availability at April 28, 2012 was $71.2 million. Our obligations under the Credit Facility are secured by a lien on all of our assets. The facility contains no financial covenants.

Capital Expenditures

The following table sets forth the open stores and related square footage at April 28, 2012 and April 30, 2011, respectively:

	At April 28, 2012		At April 30, 2011
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
Casual Male XL	410	1,443	439	1,572
DXL	22	224	4	46
Rochester Clothing	13	118	16	138

Total Stores	445	1,785	459	1,756

Total cash outlays for capital expenditures for the first quarter of fiscal 2012 and fiscal 2011 were $5.6 million and $1.9 million, respectively. The capital expenditures incurred in the first quarter of fiscal 2012 were primarily related to the 6 new DXL stores that opened during the first quarter.

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

Store Count

Below is a summary of store openings and closings since January 28, 2012:

	Casual Male	DXL	Rochester Clothing	Total stores
At January 28, 2012	420	16	14	450
New stores	—	6	—	6
Closed stores	(10)	—	(1)	(11)

At April 28, 2012	410	22	13	445

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended January 28, 2012 filed with the SEC on March 16, 2012.

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires November 10, 2014, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At April 28, 2012, we had no outstanding borrowings. Because our average outstanding borrowings during the first quarter of fiscal 2012 were less than $150,000, any increase in interest rates would have been immaterial to the financial results for the first quarter of fiscal 2012.

Foreign Currency

Our Sears Canada catalog operations conduct business in Canadian dollars and our Rochester Clothing store located in London, England conducts business in British pounds. Our international e-commerce sites conduct business in Euros and British pounds. If the value of the Canadian dollar, British pound or Euro against the U.S. dollar weakens, the revenues and earnings of these operations will be reduced when they are translated or remeasured to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of April 28, 2012, sales from our Sears Canada operations, our London Rochester Clothing store and our international e-commerce sites were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse affect on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 28, 2012. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 28, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 28, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We recently settled three outstanding California wage and hour class action suits. While all three cases have received preliminary approval from the respective trial court, the settlements are still subject to receiving final approvals by those courts. Management believes that it has sufficiently accrued for such matters and that the resolution of those matters will not have a material adverse impact on our future results of operations or financial position.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended January 28, 2012 filed with the SEC on March 16, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.**

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.

Date: May 18, 2012	By: /S/ PETER H. STRATTON, JR.
Peter H. Stratton, Jr.
Senior Vice President of Finance, Corporate Controller
and Chief Accounting Officer