Form 10-K/A
period 2012-01-28
CASUAL MALE RETAIL GROUP INC
filed 2012-05-29
CIK 813298

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

The registrant had 48,469,044 shares of Common Stock, $0.01 par value, outstanding as of April 24, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10–K for the fiscal year ended January 28, 2012 for the purposes of filing (i) in accordance with General Instruction G(3) to Form 10–K, the information required to be disclosed pursuant to Part III of Form 10–K and (ii) amending and restating Part II, Item 6. Selected Financial Data to correct a typographical error. “Operating income (loss) before impairment” for fiscal 2008 has been corrected to read $(5.6) million from $5.6 million, as originally stated in the Form 10-K filed with the Securities and Exchange Commission on March 16, 2012.

This Form 10–K/A does not reflect events occurring after the filing of the original Form 10–K. Except for the amendments described above, this Form 10–K/A does not modify or update the disclosure in our Annual Report on Form 10–K for the fiscal year ended January 28, 2012 originally filed with the Securities and Exchange Commission on March 16, 2012.

PART II.

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

	Fiscal Years Ended (1)
	January 28, 2012 (Fiscal 2011)		January 29, 2011 (Fiscal 2010)	January 30, 2010 (Fiscal 2009)	January 31, 2009 (Fiscal 2008)	February 2, 2008 (Fiscal 2007)
	(In millions, except per share and operating data)
INCOME STATEMENT DATA:
Sales	$397.7		$393.6	$395.2	$444.2	$464.1
Gross profit, net of occupancy costs	$183.8		$180.4	$174.6	$189.6	$206.0 (5)
Selling, general and administrative expenses	154.8		150.9	151.0	178.1	178.1
Depreciation and amortization	12.6		13.2	15.5	17.1	17.4
Operating income (loss) before impairment	$16.5		$16.3	$8.1	$(5.6)	$10.5
Provision for impairment of assets, including trademark and goodwill	23.1	(2)	—	— (2)	$71.4	—
Operating income (loss)	$(6.6)		$16.3	$8.1	$(77.0)	$10.5

Provision (benefit) for income taxes	$(50.1	) (3)	$0.7	$1.5 (4)	$28.9 (3)	$2.8
Income (loss) from continuing operations	$42.7		$15.4	$6.1	$(108.4)	$3.9
Net income (loss)	$42.7		$15.4	$6.1	$(109.3)	$0.4

Income (loss) from continuing operations per share - diluted	$0.90		$0.32	$0.14	$(2.62)	$0.09
Net income (loss) per share - diluted	$0.89		$0.32	$0.14	$(2.64)	$0.01

BALANCE SHEET DATA:
Working capital	$78.5		$63.3	$45.6	$20.0	$41.0
Inventories	104.2		92.9	90.0	98.6	117.8
Property and equipment, net	45.9		39.1	41.9	52.2	62.2
Total assets	233.7		182.6	181.0	201.2	325.4
Long term debt	—		—	2.7	7.6	12.5
Stockholders’ equity	154.4		111.3	93.2	71.8	181.9

Cash flow provided by operating activities	$23.4		$19.0	$30.8	$23.2	$11.7
Less: capital expenditures	(18.0)		(9.0)	(4.6)	(12.6)	(21.4)
Less: acquisitions (6)	—		—	—	(3.0)	—

Free cash flow (6)	$5.4		$10.0	$26.2	$7.6	$(9.7)

OPERATING DATA:
Comparable sales percentage	2.1%		1.5%	(10.8)%	(4.3)%	2.0%
Gross profit margins	46.2%		45.8%	44.2%	42.7%	44.4%
Operating margin	(1.7)%		4.1%	2.0%	(17.3)%	2.3%
Operating margin, before impairment	4.1%		4.1%	2.0%	1.3%	2.3%
Net sales per square foot	$178		$176	$174	$193	$208
Number of stores open at fiscal year end	450		460	479	494	488

(1)	Our fiscal year is a 52 or 53 week period ending on the Saturday closest to January 31. All fiscal years were 52 weeks.

(2)	During the fourth quarter of fiscal 2011, we recorded a partial non-cash impairment charge of our “Casual Male” trademark of $23.1 million. This impairment was due to our strategic decision to continue to expand our new DXL store concept. As we open new DXL stores, we will continue to close our existing Casual Male XL stores or potentially convert them to a DXL store, resulting in a reduced projected revenue stream to support the Casual Male tradename. At January 28, 2012, the carrying value of the “Casual Male” trademark is $6.1 million. The remaining carrying value will be amortized on an accelerated basis, consistent with projected cash flow, over 7 years. The “Rochester” trademark, with a carrying value of $1.5 million, was not impaired and will continue as an indefinite-lived asset.

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

(3)	In the fourth quarter of fiscal 2011, we recognized an income tax benefit of $42.4 million related to the reversal of our deferred tax valuation allowance; see Note D to the Notes to the Consolidated Financial Statements.

During the fourth quarter of fiscal 2008, we recorded a non-cash charge of $28.6 million to establish a full valuation allowance against our deferred tax assets. As a result of the operating losses incurred in fiscal 2008 and the overall condition of the economy, the realizability of our deferred tax assets could not be assured.

(4)	During the third quarter of fiscal 2010, we recognized a tax benefit of $0.8 million, or $0.02 per diluted share, as a result of the reduction in our liability for uncertain tax positions, due to the expiration of certain statutes of limitation.

(5)	During the fourth quarter of fiscal 2007, we recorded a charge to gross margin of approximately $6.1 million, or $0.08 per diluted share, for the write-down of inventory for both our Casual Male and Rochester businesses.

(6)	Free cash flow is considered a non-GAAP financial measure under SEC regulations. We present this measure as supplemental information to help investors better understand trends in our business results over time. We use free cash flow to evaluate the performance of our business. Free cash flow is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance or liquidity. Moreover, the free cash flow definition we use may not be comparable to similarly titled measurer used by other companies. We calculate free cash flows as cash flow from operating activities, less capital expenditures and discretionary store asset acquisitions. In the second quarter of fiscal 2009, we changed our method of calculating free cash flow to include, as a deduction, the use of cash for the acquisition of Dahle Big & Tall stores in fiscal 2008 and the acquisition of Jared M. in fiscal 2006. Accordingly, free cash flow for fiscal 2008, which were previously defined as cash flow from operating activities less capital expenditures, was restated to include the cash used for the Dahle acquisition of $3.0 million.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Set forth below is certain information regarding our directors, including information furnished by them as to their principal occupations and business experience for the past five years, certain directorships held by each director, their respective ages as of May 15, 2012 and the year in which each became a director of our Company:

NAME	AGE	POSITION	DIRECTOR SINCE

Seymour Holtzman	76	Chairman of the Board and Director	2000
David A. Levin	61	President, Chief Executive Officer and Director	2000
Alan S. Bernikow	71	Director (1),(2)	2003
Jesse Choper	76	Director (1),(2),(3)	1999
John Edward Kyees	65	Director (1)	2010
Ward K. Mooney	63	Director (3)	2006
George T. Porter, Jr.	65	Director (3)	1999
Mitchell S. Presser	47	Director (2)	2007

(1)	Current member of the Audit Committee.

(2)	Current member of the Nominating and Corporate Governance Committee.

(3)	Current member of the Compensation Committee.

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

David A. Levin has been our President and Chief Executive Officer since April 10, 2000 and a director since April 11, 2000. From 1999 to 2000, he served as the Executive Vice President of eOutlet.com. Mr. Levin was President of Camp Coleman, a division of The Coleman Company, from 1998 to 1999. Prior to that, Mr. Levin was President of Parade of Shoes, a division of J. Baker, Inc., from 1995 to 1997. Mr. Levin was also President of Prestige Fragrance & Cosmetics, a division of Revlon, Inc., from 1991 to 1995. Mr. Levin has worked in the retail industry for over 30 years. Since joining the Company, Mr. Levin has been instrumental in transforming the Company from a company which exclusively operated Levi Strauss & Co. branded apparel to the largest specialty retailer of big & tall men’s apparel. In May 2012, Mr. Levin joined the board of directors of Christopher & Banks Corporation as a director. Mr. Levin brings to the Board valuable experience in merchandising and marketing initiatives.

Alan S. Bernikow has been a director since June 29, 2003. From 1998 until his retirement in May 2003, Mr. Bernikow was the Deputy Chief Executive Officer at Deloitte & Touche LLP where he was responsible for assisting the firm on special projects such as firm mergers and acquisitions, litigation matters and partner affairs. He was a member of Deloitte & Touche’s Executive & Management Committees; Chairman for the Professional Asset Indemnity Limited (“PAIL” Bermuda) Big 4 Insurance Representatives; and President for the PAIL Vermont Insurance Company Big 4 Insurance

Representatives. Mr. Bernikow joined Touche Ross, the predecessor firm of Deloitte & Touche LLP, in 1977, prior to which Mr. Bernikow was the National Administrative Partner in Charge for the accounting firm of J.K. Lasser & Company. Mr. Bernikow is a member of the Board of Directors of Revlon, Inc. and Revlon Consumer Products Corporation and serves as Chairman of the Audit Committee of Revlon, Inc.; as well as Chairman of the Revlon, Inc. Compensation and Stock Plan Committee; a member of the Board of Directors of Mack-Cali, as well as the Chairman of the Audit Committee of Mack-Cali; a member of the Board of Premier American Bank, as well a member of the Compensation Committee and Chairman of the Audit Committee of Premier American Bank; and serves as a Director of the Board of the UBS Global Asset Management (US) Inc., – a wholly owned subsidiary of UBS AG, including serving as Chairman of its Audit Committee. Mr. Bernilow has had extensive international experience in his role in Deloitte & Touche’s management/risk management group, as well as worldwide insurance responsibilities. Mr. Bernikow provides the Board with substantial financial expertise and strategic planning as a result of his years of experience at Deloitte & Touche LLP. His strong financial background qualifies him as an “audit committee financial expert”. Mr. Bernikow provides the Board with valuable insight with respect to financial reporting based on his experiences serving on the audit committees of several boards.

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

John E. Kyees has been a director since May 3, 2010. From 2003 until his retirement in 2010, Mr. Kyees was the Chief Financial Officer of Urban Outfitters, Inc. Mr. Kyees served as the Chief of Investor Relations for Urban Outfitters in 2010. Prior to that, from 2002 to 2003, Mr. Kyees was the Chief Financial Officer and Chief Administrative Officer of bebe Stores, Inc. Mr. Kyees is a member of the Board of Directors of Vera Bradley, Inc., a publicly-traded company, and serves as Chairman of the Audit Committee and is a member of the Compensation Committee. Mr. Kyees is a member of the Board of Directors of Hot Topic, Inc., a publicly-traded company, and is a member of the Audit Committee. Mr. Kyees is a member of the Board of Directors of Teavana Corp., a publicly-traded company, and serves as Chairman of the Audit Committee and is a member of the Compensation Committee and Nominating and Corporate Governance Committee. Mr. Kyees brings to the Board extensive executive level retail experience having served as Chief Financial Officer for several prominent retailers. His insight with respect to merchandising, operational activities and finance is an asset to our Board. Institutional Investor magazine selected Mr. Kyees as a top specialty retail chief financial officer on five separate occasions, evidencing his strong skills in corporate finance, strategic and accounting matters.

Ward K. Mooney has been a director since July 31, 2006. Mr. Mooney is a founding partner of Crystal Financial LLC and since March 2010 has been the Chief Executive Officer. Prior to that, Mr. Mooney was the President of Bank of America Retail Finance Group and Chief Operating Officer of Back Bay Capital, both of which were formerly Bank of Boston businesses which Mr. Mooney founded. Mr. Mooney provides the Board with valuable insight with respect to his extensive experience as a lender in the retail industry.

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

Non-Director Executive Officers

Dennis R. Hernreich, 55, has been our Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary since September 2002. Prior to that, Mr. Hernreich served as our Senior Vice President, Chief Financial Officer and Treasurer upon joining us on September 5, 2000. Prior to joining our Company, from 1996 through 1999, Mr. Hernreich held the position of Senior Vice President and Chief Financial Officer of Loehmann’s, a national retailer of women’s apparel. From 1999 to August 2000, Mr. Hernreich was Senior Vice President and Chief Financial Officer of Pennsylvania Fashions, Inc., a 275-store retail outlet chain operating under the name Rue 21.

Francis Chane, 49, has been our Senior Vice President of Distribution and Logistics since June 2011. Prior to that, Mr. Chane was our Vice President of Distribution & Logistics since joining the Company in June 2008. Prior to joining our Company, Mr. Chane was Vice President Operations & Facilities for Redcats USA, a division of the French multi-national company PPR, from 1999 to April 2008.

Angela Chew, 45, has been our Vice President of Global Sourcing since May 2010. From October 2009 through May 2010, Ms. Chew was our Senior Director of Global Sourcing. Prior to that, Ms. Chew was our Director of Global Sourcing from February 2009 to October 2009. Prior to joining our Company, from October 2007 to December 2008 Ms. Chew was the Senior Product Merchant for Redcats USA. From 2007 to 2009, Ms. Chew was an Independent Retail Consultant and Analyst with the Gerson Lehrman Group and in 2006, she held the positions of Director and Executive Vice President of Global Sourcing for Rocawear. Prior to that, Ms. Chew was the founder & partner of several independent private fashion & food companies. She also held various merchandising management positions with Macy’s corporate in New York and Hong Kong.

Kenneth M. Ederle, 47, has been our Senior Vice President – General Merchandising Manager DXL since May 2011. Prior to that, Mr. Ederle was our Vice President, General Merchandise Manager of Rochester Clothing from August 2008 until May 2011. From January 2008 to August 2008, Mr. Ederle was our Merchandise Manager of Sportswear for Rochester Clothing and prior to that was one of our Merchandise Managers for Casual Male from November 2006 to December 2007. Prior to joining the Company in 2006, Mr. Ederle was a Senior Buyer and Senior Planner for Limited Brands.

Jack R. McKinney, 56, has been our Senior Vice President and Chief Information Officer since June 2002. Mr. McKinney began his career with Casual Male Corp. in 1997 and joined our Company in May 2002 as part of our acquisition of Casual Male Corp.

Robert S. Molloy, 52, has been our Senior Vice President and General Counsel since April 2010. Prior to that, Mr. Molloy was the Vice President and General Counsel since joining the Company in February 2008. Prior to joining the Company, Mr. Molloy served as Vice President, Assistant General Counsel at Staples, Inc. from May 1999 to February 2008. Prior to May 1999, Mr. Molloy served as a trial attorney.

Brian Reaves, 51, joined our Company in May 2010 as our Senior Vice President of Store Sales and Operations. Prior to joining our Company, Mr. Reaves was the Vice President – Outreach and Group Sales for David’s Bridal from 2007 to 2009. Before that, Mr. Reaves was the Senior Vice President of Sales for The Bridal Group from 2004 to 2007.

Peter E. Schmitz, 53, joined the Company in August 2007 as our Senior Vice President, Real Estate and Store Development. Prior to that, Mr. Schmitz was the Vice President of Real Estate for Brooks/Eckerd Pharmacy Chain since 1995.

Vickie S. Smith, 55, joined the Company in February 2008 as our Senior Vice President, Merchandise Planning and Allocation. Prior to that, Ms. Smith worked at Urban Brands as Senior Vice President, Planning, Allocation and Marketing from May 2006 to November 2007. From May 2001 to December 2005, Ms. Smith was the Vice President, Corporate Planning and Allocation at JCPenney.

Walter E. Sprague, 63, has been our Senior Vice President of Human Resources since May 2006. From August 2003 through April 2006, Mr. Sprague was our Vice President of Human Resources. Prior to joining our Company, Mr. Sprague was the Managing Director Northeast, for Marc-Allen Associates, a nationwide executive recruiting firm. From 1996 to 2002, Mr. Sprague was the Assistant Vice President – Senior Director of Human Resources for Foot Locker Inc. and prior to that, the Assistant Vice President – Senior Director of Human Resources for Woolworth Corporation, the predecessor company to Foot Locker Inc.

Peter H. Stratton, Jr., 40, has been our Senior Vice President of Finance, Corporate Controller and Chief Accounting Officer since August 2009. Mr. Stratton joined us in June 2009 as Vice President of Finance. From May 2007 to June 2009, he served as Senior Director of Corporate Accounting at BearingPoint, Inc. Prior to May 2007, Mr. Stratton held various finance and accounting leadership positions at Legal Sea Foods, Inc., Shaw’s Supermarkets, Inc. and Cintas Corporation.

John R. Wagner, 57, has been our Vice President, Merchandise Manager for Tailored Clothing and Furnishings since November 2010. In April 2011, Mr. Wagner assumed the oversight responsibilities for Footwear and Accessories. Prior to joining our company, Mr. Wagner was President of Innovative Sourcing Group, a New York based product development and sourcing firm specializing in men’s apparel. From 2001 to 2007, Mr. Wagner held the positions of Vice President of Manufacturing and Product Development and Vice President of Tailored Clothing for S&K Famous Brands, a men’s specialty retail chain based in Richmond, Virginia.

There are no family relationships between any of our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). The Reporting Persons are required to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during fiscal 2011, we believe that the current Reporting Persons complied with all applicable Section 16(a) reporting requirements and that all required reports were filed in a timely manner.

Code of Ethics

We have adopted a Code of Ethics which applies to our directors, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as well as our other senior officers. The full text of the Code of Ethics can be found under “Corporate Governance – Charters & Policies” on the Investor Relations page of the our corporate web site, which is at www.destinationXL.com.

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

The Audit Committee operates under a written charter, which can be found under “Corporate Governance – Charters & Policies” on the Investor Relations page of our website at www.destinationXL.com.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses the compensation paid to our key executives which includes our Chief Executive Officer and our Chief Financial Officer (“Key Executives”) as well as our other executive officers (the “Senior Executives”). For the purposes of this Form 10-K/A, the Key Executives and our next three most highly-compensated Senior Executives for fiscal 2011 are collectively referred to herein as our “Named Executive Officers.”

The Named Executive Officers for fiscal 2011 are: David A. Levin, President and Chief Executive Officer, Dennis R. Hernreich, Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary, Robert S. Molloy, Senior Vice President and General Counsel, Francie Nguyen, Former Senior Vice President of CMRG Direct Business, and John R. Wagner, Vice President, Merchandise Manager for Tailored Clothing and Furnishings. Ms. Nguyen was a Senior Executive with us prior to her departure on March 1, 2012.

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

Say on Pay

At our 2011 Annual Meeting, stockholders voted on a non-binding advisory proposal as to the frequency with which we should conduct an advisory vote on executive compensation (a “say-on-pay proposal”). At that meeting, and in accordance with the recommendation of our Board of Directors, 93.5% of votes cast voted for the “one-year” frequency for advisory votes on executive compensation and we intend to hold such vote every year.

In addition, at the 2011 Annual Meeting, stockholders had an opportunity to cast a non-binding advisory vote on executive compensation as disclosed in the 2011 Proxy Statement. Of the votes cast on the say-on-pay proposal, 98.8% voted in favor of the proposal. The Compensation Committee considered the results of the 2011 advisory vote and it believes that it affirms stockholders’ support of our approach to executive compensation, which approach is to align short and long-term incentives with performance. We will continue to consider the outcome of subsequent say-on-pay votes when making future compensation decisions for our executive officers.

Executive Summary

We believe that our executive compensation policies and practices appropriately balance the interests of our executives with those of our stockholders. Performance is a key component of our philosophy for executive compensation. Accordingly, our executive’s compensation, specifically our compensation for our Key Executives, is heavily weighted toward “at risk” performance-based compensation. Our executives’ compensation for 2011 consisted of base salary (“guaranteed compensation”) and performance-based compensation (“at-risk compensation”). The performance-based compensation consisted of: (i) an annual cash incentive based on achievement of a specified performance goal for fiscal 2011 and (ii) a long-term incentive which is also based on achievement of specified performance goals for fiscal 2011, but which vests ratably over a three-year period starting on the first anniversary of the date of grant.

The following charts show the breakdown of compensation for our Key Executives and Senior Executives, assuming performance under our annual and long-term incentive plans were achieved at “target” levels.

During fiscal 2011, base salary for our Key Executives and Senior Executives remained flat to fiscal 2010. Accordingly, the only opportunity for our Key Executives and Senior Executives to achieve compensation equal to or above 2010 levels was to exceed the performance targets established for our annual and long-term incentive plans. Based on our financial results for fiscal 2011, the performance goals under the annual incentive and long-term incentive plans were not achieved; therefore, there was no performance-based compensation earned by them in fiscal 2011. See “Components of Executive Compensation” below for a full description of these two incentive plans.

Summary of Fiscal 2011 Performance Compared to Fiscal 2010

Sales performance for fiscal 2011 was below our expectations, due principally to the slowdown in store traffic we experienced in the second half of fiscal 2011. Although our gross margin rate for fiscal 2011 showed improvement over the prior year, it was lower than expected due to increased promotional activity during the fourth quarter in an effort to improve customer traffic and reduce seasonal inventory. On a comparative basis, operating income (before our trademark impairment charge) was $16.5 million for fiscal 2011 as compared to $16.2 million for fiscal 2010.

Net income for fiscal 2011, was $42.7 million, or $0.89 per diluted share, as compared to $15.4 million, or $0.32 per diluted share for fiscal 2010. Included in our results for fiscal 2011 was a non-cash impairment charge of $23.1 million, or $0.29 per diluted share, related to the partial write-down of our “Casual Male” trademark. In addition, based on our earnings for the past three fiscal years and projected future earnings, we recognized an income tax benefit of $42.4 million, or $0.88 per diluted share for the reversal of our valuation allowance.

	For the fiscal year ending:
	% Change	January 28, 2012 (Fiscal 2011)	January 29, 2011 (Fiscal 2010)
	(in millions except per share and percentages)
Sales	1.0%	$397.7	$393.6
Operating Income, before impairment, a non-GAAP measure (1)	1.9%	$16.5	$16.2
Net income	177.3%	$42.7	$15.4
Adjusted EBITDA, a non-GAAP measure (2)	(1.4)%	$29.1	$29.5

Earnings per share - diluted	178.1%	$0.89	$0.32
Total 1-year Shareholder Return (3)		(19.1%)	47.9%
Total 2-year Shareholder Return (3)		19.6%	989.5%

(1)	Operating Income, before impairment is a non-GAAP measure and should not be considered superior to or as a substitute for Operating Income on a GAAP basis. We believe that this non-GAAP measure is useful as an additional means for investors to evaluate our operating results, on a comparative basis, when reviewed in conjunction with our GAAP financial statements. For fiscal 2011, Operating Income, before impairment is calculated as Operating Loss, on a GAAP basis, of $(6.6) million plus the add-back of the provision for trademark impairment of $23.1 million. There was no non-GAAP adjustment for fiscal 2010. Operating income, on a GAAP basis, for fiscal 2010 was $16.2 million.

(2)	EBITDA, which is defined as income from continuing operations before interest, taxes, depreciation and amortization, is adjusted each period to exclude other income/expense (“Adjusted EBITDA”). EBITDA and Adjusted EBITDA are non-GAAP measures and should not be considered superior to or as a substitute for net income derived in accordance with GAAP. We use Adjusted EBITDA because it: (i) measures performance over the periods in which executives can have significant impact, (ii) is directly linked to our long-term growth plan, and (iii) is a key metric used by management and the Board to assess our operating performance. Adjusted EBITDA for fiscal 2011 is calculated as net income of $42.7 million, plus interest of $0.6 million, impairment charge of $23.1 million, depreciation and amortization of $12.6 million and other expense of $0.3 million minus taxes of $50.1 million. Adjusted EBITDA for fiscal 2010 is calculated as net income of $15.4 million, plus interest of $0.7 million, taxes of $0.7 million and depreciation and amortization of $13.2 million minus other income (related to the deferred gain resulting for the sale of our loss prevention subsidiary in fiscal 2006) of $0.5 million.

(3)	Total 1-year Shareholder Return for fiscal 2011 was calculated by taking the percentage change in stock price from January 28, 2011 to January 27, 2012. For fiscal 2010, total 1-year shareholder return was calculated by taking the percentage change in stock price from January 29, 2010 to January 28, 2011. Total 2-year Shareholder Return for fiscal 2011 was calculated by taking the percentage change in stock price from January 29, 2010 to January 27, 2012. Total 2-year Shareholder Return for fiscal 2010 was calculated by taking the percentage changed from January 30, 2009 to January 28, 2011. Due to the recession and its impact on the retail industry as a whole, our market capitalization decreased significantly during fiscal 2008, resulting in a closing stock price of $0.38 at the end of fiscal 2008. No dividends were paid by us. We calculated all shareholder returns using the closing price of our common stock on the last business day of each fiscal year.

Summary of Total Compensation Earned for Fiscal 2011 Compared to Fiscal 2010

Because we did not achieve our performance goals for fiscal 2011, the Key Executives and Senior Executives did not earn any bonus or awards under our two incentive plans for fiscal 2011. Compensation was primarily their guaranteed compensation. As a result, compensation earned by our Named Executive Officers was substantially less than compensation earned in fiscal 2010. As discussed below under “Components of Executive Compensation – Performance-based annual cash incentives and – Long-Term performance based plans”, we would have had to achieve at least 90% of the established targets for fiscal 2011 in order for the Key Executives and Senior Executives to have earned the minimum 50% payout under our performance-based plans. Total shareholder return is used as a benchmark to ensure that our executive compensation is aligned with our stockholders’ interests. Over the past three years, we have substantially recovered the market capitalization lost primarily in fiscal 2008 as part of the economic recession, with our stock price recovering from $0.38 a share at February 1, 2008 to $3.35 a share at January 27, 2012. However, our financial targets were not achieved during fiscal 2011 and, accordingly, there were no performance-based awards.

The following table summarizes total compensation earned by each Named Executive Officer for fiscal 2011 as compared to fiscal 2010. See the “Summary Compensation Table” on page 20 for a detail breakdown of compensation for each Named Executive Officer.

Named Executive Officer	% Change	January 28, 2012 (Fiscal 2011)	January 29, 2011 (Fiscal 2010) (1)
David A. Levin, President and Chief Executive Officer	(71.2)%	$842,797	$2,922,629

Dennis R. Hernreich Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary	(66.8)%	$654,194	$1,969,221

Robert S. Molloy Senior Vice President and General Counsel	(50.6)%	$344,600	$697,952

Francie Nguyen Former Senior Vice President of CMRG Direct Business (2)	100.0%	$298,160	—

John R. Wagner Vice President, Merchandise Manager for Tailored Clothing and Furnishings (3)	634.6%	$335,912	$45,727

(1)	Includes performance-based awards earned in fiscal 2010, see table below for components of performance-based compensation.

(2)	Ms. Nguyen joined the Company in May 2011. Ms. Nguyen’s compensation for fiscal 2011 included relocation costs of $29,464.

(3)	Mr. Wagner joined the Company in November 2010; therefore, compensation for fiscal 2010 did not reflect a full year of earnings. Total compensation for fiscal 2011 and fiscal 2010 include relocation costs of $92,345 and $12,072, respectively.

Total Performance-Based Compensation Earned for Fiscal 2011 and Fiscal 2010

	Annual Incentive Plan - Cash		Long-Term Incentive Cash/Equity Subject to 3-yr vesting (1)		Total Performance- Based Compensation Earned
Named Executive Officer	2011	2010	2011	2010	2011	2010

David A. Levin	$—	$867,984	$—	$859,872	$—	$1,727,856
Dennis R. Hernreich	$—	$665,454	$—	$659,234	$—	$1,324,688
Robert S. Molloy	$—	$121,713	$—	$241,150	$—	$362,863
Francie Nguyen (2)	$—	$—	$—	$—	$—	$—
John R. Wagner (2)	$—	$—	$—	$—	$—	$—

(1)	Represents awards granted under our Long-Term Incentive Plan, which were granted on March 16, 2011 for fiscal 2010 performance. The Committee required that at least 50% of the Long-Term Incentive Plan awards be taken either in stock or options.

(2)	Ms. Nguyen and Mr. Wagner were not eligible to participate in either the Annual Incentive Plan or Long-Term Incentive Plan in fiscal 2010 because of their respective hire dates.

Executive Compensation Philosophy and Objectives

Our Compensation Committee’s overarching compensation guiding principle is to reward our executives for the achievement of our primary business objectives: to grow our market share within the Big & Tall retail industry, to increase earnings and operating margins and, ultimately, to increase stockholder returns through increased stock price due to the increase in earnings and margin. Given the current state of the economy and its direct impact on our business and market capitalization, the Committee is challenged with providing competitive compensation opportunities to our executives, both short-term and long-term, during a period where our sales trends are expected to recover slowly.

The Compensation Committee believes that the most effective executive compensation program is one designed to:

•	Attract, retain and engage the executive talent we need to deliver on our performance expectations;

•	Reward the achievement of specific annual, long-term and strategic goals through a combination of both cash and stock-based compensation;

•	Align the executives’ interests with those of our stockholders; and

•	Deliver a total compensation opportunity competitive with those available to similarly situated executives at our peer companies.

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

With respect to the overall compensation paid to our Key Executives, the Compensation Committee’s objective is to achieve a total direct compensation amount that is within our peer median if we are able to achieve financial targets. As such, the Compensation Committee’s objective is to allocate the Key Executive’s total direct compensation equally between base salary, short-and long-term awards.

For our Senior Executives, the Compensation Committee’s overall objective is to provide them with a competitive base salary that is within our peer median, while providing them with an opportunity for short- and long-term compensation if our Company meets or exceeds its financial targets, such as Adjusted EBITDA and operating margins.

Over the years, the Compensation Committee has continued to fine-tune the pay for performance and shareholder alignment focus of our executive compensation programs. Prior to fiscal 2008, we provided cash compensation in the form of base salary to meet competitive salary norms and rewarded performance against specific short-term goals in the form of cash bonuses. Additionally, we provided stock options to reward superior performance against specific objectives and long-term strategic goals. In fiscal 2008, with the adoption of a Long-Term Incentive Plan (“LTIP”), which was amended in June 2010, our management team was offered a compensation plan designed to award superior performance against short-term objectives. However, any award earned (which could be in the form of cash, stock options, restricted stock or any combination thereof based on the prior election of the executives) would be subject to a ratable three-year vesting period commencing on the first anniversary of the date of grant. Beginning in fiscal 2010, there were further refinements made with the intention of improving alignment of executive compensation with stockholders’ interest and the Company’s long-term strategic goals. Specifically, all participants in our LTIP, which includes our Key Executives and Senior Executives, are required to elect at least 50% of any award earned in equity, either through stock options or shares of restricted stock or a combination thereof, in order to be more aligned with our stockholders.

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

The Compensation Committee has the authority to retain compensation consultants and other outside advisors, without Board or management approval, to assist it in carrying out its duties, including the evaluation of compensation to be paid to our Named Executive Officers. The Compensation Committee may accept, reject or modify any recommendations by compensation consultants or other outside advisors. Since 2006, the Compensation Committee has retained Sibson Consulting to analyze compensation and benefits of our peer companies with respect to our Key Executive compensation. In January 2011, the consultant analyzed compensation for the past five-year period for our Named Executive Officers and compared that information with that of our peer companies. In addition, the consultants also reviewed total compensation paid to our Named Executive Officer in comparison to our Company’s financial performance. This review also required Sibson Consulting to compare our current Annual Incentive Plan and Long–Term Incentive Plan with similar incentive programs of our peer group.

When reviewing the compensation program, the Compensation Committee used the following list of companies as our primary peer group when evaluating and assessing compensation levels for our Named Executive Officers. When determining peer companies, we chose public companies within the specialty retail apparel business with comparable sales and market capitalization:

• Big 5 Sporting Goods	• Coldwater Creek	• JoS A. Bank
• The Buckle	• dELiA*s	• Pacific Sunwear
• Cache.	• Destination Maternity	• Rue 21
• Cato Group	• The Finish Line	• Sport Chalet
• Christopher & Banks	• Hibbett Sports	• Wet Seal
• Citi Trends	• Hot Topic

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

The Compensation Committee is directly responsible for determining the compensation paid to our Key Executives. For our Key Executives, the Compensation Committee, working with Sibson Consulting, compares each element of compensation to published survey data and proxy data from our peer group for executives with comparable positions and responsibilities. Based on that detailed review just prior to the start of fiscal 2011 and an updated review at the end of fiscal 2011, the Committee concluded that the total cash compensation and total direct compensation for the two Key Executives were appropriate. This conclusion was based on the following observations:

•

Our Company, unlike most of our peers, does not have a Chief Merchandising Officer and a separate Chief Financial Officer. The concentration of these key responsibilities resides with the two Key Executives.

•

Assuming that the Company’s performance targets are achieved and Mr. Levin receives performance-based compensation, Mr. Levin’s total cash compensation and total direct compensation is competitive and within our peer median. (The Committee measures “competitive” as compensation that is between 85% to 115% of targeted market level among our peers).

•

Mr. Hernreich’s total cash compensation and total direct compensation is above the market median for either a chief financial officer or chief operating officer when compared to our peers. However, our Company is organized differently from our peers. Mr. Hernreich serves in multiple roles as our Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary. Because of Mr. Hernreich’s multiple responsibilities, the Committee believes that compensation above the median is appropriate recognition of Mr. Hernreich’s multi-faceted responsibilities. Further, the Committee believes Mr. Hernreich’s total compensation is far below the expense which would be incurred by adding additional executives to fill each of the many roles filled by Mr. Hernreich.

•

Furthermore, whereas most of our peers grant a significant portion of long-term awards that vest based on time (and the grant is not predicated on performance), we do not. Both the grant and the ultimate vested value of any long-term incentive award are based on Company performance.

-Senior Executives

The Key Executives, together with our Senior Vice President of Human Resources, are primarily responsible for determining the compensation paid to our Senior Executives, subject to ratification or approval by the Compensation Committee. For benchmarking purposes, the Key Executives utilize several published industry compensation surveys when determining compensation packages for our Senior Executives. Through our subscriptions with Salary.com and the National Retail Federation, we have access to the latest compensation data, which includes both base salary and total compensation, inclusive of incentives. While these sites do not identify the specific companies included in the survey, we are able to access information based on industry, size, such as sales volumes, and regional area, among others. In general, we benchmark compensation against companies in the retail industry which are of similar size, based on comparative sales volumes. When recruiting a senior management position, we will also benchmark against larger or more complex business structures to ensure we retain the best talent to support future growth. A combination of performance, achievement of goals and survey data, among other criteria, is used to determine each Senior Executive’s total direct compensation opportunity. Like our Key Executives, the Senior Executives are provided with a competitive base salary within our retail industry and are provided with an opportunity to earn performance awards each year which are primarily driven by our overall financial targets. See “Components of Executive Compensation – Performance–based annual cash bonuses and – Long-term performance based awards.”

For our Senior Executives that are also Named Executive Officers for fiscal 2011, the Compensation Committee retained Sibson Consulting to review 5 years of compensation to the top five officers of peer companies. Sibson Consulting found no issues with respect to the compensation earned in fiscal 2011. Sibson had performed a detailed review of our peer group and compensation surveys at the outset of fiscal 2011. As a result of that in-depth study, the Compensation Committee observed that the compensation paid to the other three executive officers earned for fiscal 2010 and as reported in fiscal 2011 was at or below the 50th percentile of our peer group. Further, the Committee noted that the compensation paid to our Senior Executives is more heavily weighted toward incentive programs than with our peer group. That comprehensive study was conducted during a year when bonuses were earned under the Annual Incentive Plan and the LTIP. Based on Sibson’s work and in light of the fact that no bonuses were earned in fiscal 2011, the Committee determined that the compensation opportunity for the Senior Executives who are also Named Executive Officers was appropriate given their specific roles with the Company and the intent of the Committee to emphasize rewards based on achievement of performance goals.

Components of Executive Compensation

The primary components of compensation for our Named Executive Officers include base salary, annual performance-based cash incentives and long-term incentives. The components of compensation are described as follows:

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

Annual Incentive Plan

The Casual Male Retail Group, Inc. Annual Incentive Plan, which was established in May 2008 and which was amended in November 2010, is an annual performance-based cash incentive plan. The participants include both the Key Executives and the Senior Executives. The Annual Incentive Plan uses Adjusted EBITDA as the benchmark. The Compensation Committee believed it was important to establish a plan that awarded all of management, including our Key Executives and Senior Executives, using the same performance criteria. In addition, there is no personal performance component of the plan for Key Executives and Senior Executives.

Thus, there is one single company-wide target. We use Adjusted EBITDA because it: (i) measures performance over the periods in which executives can have significant impact, (ii) is directly linked to our long-term growth plan, and (iii) is a key metric used by management and the board to assess our operating performance.

The target range of Adjusted EBITDA for fiscal 2011 was approved by the Compensation Committee on January 27, 2011. Our executives were eligible to receive a cash incentive award ranging from 50% to 150% of their designated target opportunity (which is 100% of plan year base salary for the Key Executives and 35% of plan year base salary for the Senior Executives) if we achieved between 90% and 120% of an Adjusted EBITDA target of $36.0 million for fiscal 2011. Actual Adjusted EBITDA for fiscal 2011 was 81% of target; accordingly, there was no cash bonus payout for fiscal 2011.

On March 6, 2012, the Compensation Committee approved the Adjusted EBITDA target range for fiscal 2012. If the bonuses were to be paid today based on salaries as of May 15, 2012, the cash bonuses would be based on salaries earned of $811,200 for Mr. Levin, $621,920 for Mr. Hernreich, $325,000 for Mr. Molloy and $200,000 for Mr. Wagner. Assuming we achieve 100% of the Adjusted EBITDA target for fiscal 2012, we estimate that the total potential payout would be approximately $4.0 million, of which $2.5 million would be paid to our Key Executives and Senior Executives. The Compensation Committee believes this is a competitive level of compensation and provides incentives to all of our senior executives to achieve our annual financial goals.

The Compensation Committee believes that it is possible to meet or exceed the Adjusted EBITDA target set for fiscal 2012. The established Adjusted EBITDA target is intended to be achievable within an approximate 50% probability as a result of executing our operating plan. The target level is derived from our annual operating plan and budget for the fiscal year. The operating plan and budget set forth our internal goals and objectives for our growth and development and are expected to require substantial efforts by the entire Company to achieve. As a result, the likelihood of achieving the 2012 Adjusted EBITDA target reflects the challenges inherent in achieving the goals and objectives in the operating plan and budget. The Compensation Committee considered the likelihood of achieving the target levels when approving the target amount, including historical achievement by our executive officers.

•	Long-term performance based plans

Our long-term incentives reward the achievement of meeting our current year objectives but the awards vest over a three-year period once earned, ultimately benefiting our stockholders while developing and retaining a strong management team.

Long-Term Incentive Plan

We have a Long-Term Incentive Plan (“LTIP”), which was most recently amended in June 2010, for which certain key members of senior management, which includes both Key Executives and Senior Executives, are eligible to participate. Pursuant to the LTIP, the Compensation Committee can establish, annually, targeted performance goals, as provided for under our 2006 Incentive Compensation Plan, as amended (the “2006 Plan”). If the Company achieves the targeted performance goals, each participant in the plan will be entitled to receive an award (depending on the target level achieved) of the participant’s “target cash value” which is defined as the participant’s actual annual base salary in effect at the commencement of a fiscal year multiplied by the long-term incentive program percentage in such participant’s employment agreement or otherwise on file with the Company (which is 100% for the Key Executives and 70% for the Senior Executives). For fiscal 2011, the targets were based on Adjusted EBITDA and operating margin percentage. For fiscal 2011, for a minimum threshold payout, the Company needed to achieve 90% of the financial targets in order for participants to receive an award of 50% of target cash value, and the Company needed to achieve 120% of the financial targets for the participants to receive a maximum award of 150% of target cash value. Awards are payable, based on the irrevocable election of each participant, which must be made no later than six months prior to the end of each fiscal year, in either cash, stock options and/or restricted shares or any combination thereof, provided that that Compensation Committee, in its discretion, may require that all or any portion of a participant’s award be paid in shares of restricted stock and/or stock options, as opposed to cash.

Similar to the past two fiscal years, for fiscal 2012, the Compensation Committee required each participant to elect to receive at least 50% of any award in either shares of restricted stock or stock options, or any combination thereof. The awards will be granted by the Compensation Committee after the audited financial statements for the applicable fiscal year are available, which is expected to occur no later than 90 days after the close of the relevant fiscal year. Any awards granted under the plan vest ratably over a three-year period commencing on the one year anniversary of the date of grant and are subject to forfeiture.

For fiscal 2011, the Adjusted EBITDA target was $36.0 million and the operating margin percent target was 5.5%. For fiscal 2011, participants were entitled to a payout of between 50% and 150% of target cash value if the Company achieved between 90% and 120% of its financial targets for fiscal 2011. In fiscal 2011, the Company achieved 81.0% of its Adjusted EBITDA target and 75.0% of its operating margin percent target; accordingly, there was no grant of awards in fiscal 2011.

On March 6, 2012, the Compensation Committee approved the targets for fiscal 2012 which, similar to fiscal 2011, will be based on Adjusted EBITDA and operating margin percentage. If the targets are achieved, each award will vest, based on each executive’s election, in three separate tranches, with the first tranche vesting on the first anniversary of the date of grant. Assuming we achieve 100% for each target for fiscal 2012, we estimate that the total potential payout will be approximately $4.3 million, of which $3.5 million would be paid to our Key Executives and Senior Executives. The $4.3 million will be expensed over the vesting period of approximately forty-eight months, once it is determined that the achievement of these targets is probable. However, we cannot predict if and when such targets will be met or what the allocation of this award will be between cash, stock options and/or restricted shares; provided that at least 50% must be in the form of equity. Further, the fair market closing price of our common stock will not be known until the time of grant and, accordingly, the number of stock options and restricted shares ultimately issued will also not be known until the time of grant.

The Compensation Committee believes that there is an approximate 50% probability of meeting the Adjusted EBITDA and operating margin percentages set for fiscal 2012. We believe that our performance targets are established at levels that are intended to be difficult but attainable. The target levels of the performance objectives are derived from our annual operating plan and budget for a fiscal year. The operating plan and budget set forth our internal goals and objectives for our growth and development and are expected to require substantial efforts by the entire Company to achieve. As a result, the likelihood of achieving the 2012 performance targets reflects the challenges inherent in achieving the goals and objectives in the operating plan and budget. The Compensation Committee considered the likelihood of achieving the target levels when approving the target amounts, including historical achievement by our executive officers.

•	Long-term equity incentives

Until fiscal 2008, as part of our long-term compensation program, our Compensation Committee had traditionally granted stock options to our Key Executives in order to align our Key Executives’ interests more closely with the interests of our stockholders. The amount of such awards was determined usually once during each fiscal year by the Compensation Committee. The Compensation Committee determined the amount of the stock-based awards granted to the Key Executives usually based on the impact of our financial and operational performance on our stock price but could also take into account other factors in determining the size of stock-based awards, including, but not limited to, special accomplishments during the preceding year.

With the adoption of the LTIP in 2008, the Compensation Committee has not made annual grants of stock options. Instead, the long-term component of compensation is directly tied to the achievement of our performance measures pursuant to our LTIP. No time-based equity awards were made in fiscal 2011.

•	Discretionary Cash and Equity Awards

On May 2, 2011, Ms. Nguyen received 10,000 shares of unvested restricted stock which were fully forfeited due to her termination of employment.

On May 11, 2011, Mr. Wagner received 10,000 shares of restricted stock, which will vest ratably over three years, with the first one-third vesting on May 11, 2012. The fair value of award on the date of grant was $42,700.

On March 31, 2010, the Board of Directors granted to Mr. Levin an option to purchase 347,566 shares of our common stock. The exercise price of this option was $4.55 per share and the closing price of our stock on the date of grant was $3.86 per share. The grant date fair value of the award was $361,469. The option cliff vested on May 6, 2011 and expired, unexercised on May 6, 2012. This grant to Mr. Levin represented a retention award.

•	Other Compensation

In addition to our life insurance programs available to all of our employees, we also pay the insurance premiums for an additional $2.0 million life insurance policy for each Key Executive to the benefit of their designated beneficiary(ies). We also offer our senior executives supplemental Disability Insurance which is not offered to our other employees.

In addition to the foregoing, our Named Executive Officers receive benefits under certain group health, long-term disability and life insurance plans, which are generally available to all of our eligible employees.

After six months of service with us, senior executives are eligible to participate in the 401(k) Salaried Plan. For fiscal 2011, we matched 100% of the first 1% of deferred compensation and 50% of the next 5% (with a maximum contribution of 3.5% of eligible compensation). Benefits under these plans are not tied to corporate performance. In particular circumstances, we also utilize cash signing bonuses and stock awards when certain employees join the Company.

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

Under Section 162(m) of the Internal Revenue Code, certain executive compensation in excess of $1 million paid to a principal executive officer and the three most highly compensated executive officers (other than the principal executive officer) at the end of any fiscal year is limited and is not deductible for federal income tax purposes unless the compensation qualifies as “performance-based compensation.” The Compensation Committee’s policy with respect to Section 162(m) is to make every reasonable effort to cause compensation to be deductible by us while simultaneously providing our executive officers with appropriate rewards for their performance. The Company’s Long-Term Incentive Plan and Annual Incentive Plan are both subject to the terms and conditions of the Company’s stockholder-approved 2006 Incentive Compensation Plan, as amended.

COMPENSATION COMMITTEE REPORT

We, the Compensation Committee of the Company, have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on this review and discussion, recommend to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10K/A.

The Compensation Committee

George T. Porter, Jr., Chairman

Jesse Choper

Ward K. Mooney

Summary Compensation Table. The following Summary Compensation Table sets forth certain information regarding compensation paid or accrued by us with respect to the President and Chief Executive Officer, the Chief Financial Officer/Chief Operating Officer, the Senior Vice President and General Counsel, the Former Senior Vice President of CMRG Direct Business and Operations and the Vice President, Merchandise Manager for Tailored Clothing and Furnishings (collectively, the “Named Executive Officers”) for fiscal 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($) (2)	Stock Awards ($) (1)(2)			Option Awards ($) (1)(2)		Non-Equity Incentive Plan Compensation ($) (2)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)		Total ($)
David A. Levin President and Chief Executive Officer	2011		$811,200	—		—		—			—	—		$31,597		$842,797
	2010		$810,420	—		$429,936	(4)	$361,469	(8)		$1,297,920	—		$22,904		$2,922,649
	2009		$782,340	—		$487,789	(5)	—			$1,661,299	—		$28,113		$2,959,541

Dennis R. Hernreich Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary	2011 2010 2009	$ $ $	621,920 621,322 599,794	— — —	$ $	— 494,426 373,972	(4) (5)	— — —		$ $	— 830,262 1,273,663	— — —	$ $ $	32,274 23,211 28,264	$ $ $	654,194 1,969,221 2,275,693

Robert S. Molloy Senior Vice President and General Counsel	2011		$325,000	—		—		—			—	—		$19,600		$344,600
	2010		$324,688	—		$100,479	(4)	$20,096	(4)		$242,288	—		$10,401		$697,952
	2009		$313,438	—		$70,400	(5)	$22,800	(5)		$369,755	—		$14,729		$791,122

Francie Nguyen Former Senior Vice President of CMRG Direct Business (6)	2011 2010 2009		$219,231 — —	— — —		$41,400 — —	(6)	— — —			— — —	— — —		$37,529 — —		$298,160 — —

John R. Wagner Vice President, Merchandise Manager for Tailored Clothing and Furnishings (9)	2011 2010 2009	$ $	187,692 32,212 —	— — —		$42,700 — —	(7)	— — —			— —	— — —	$ $	105,520 13,515 —	$ $	335,912 45,727 —

(1)	The amounts shown in the Stock Awards and Option Awards columns represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, not the actual amounts paid to or realized by the Named Executive Officers during the applicable fiscal year. The FASB ASC Topic 718 fair value amount as of the grant date for stock awards and stock options generally is spread over the number of months of service required for the grant to vest. An explanation of the vesting of restricted stock awards and option awards, as well as the methodology for performance share payouts, is discussed in the footnotes to the Grants of Plan Based Awards for 2011 and Outstanding Equity Awards at 2011 Fiscal Year End tables below.

(2)	The table “Discretionary and Incentive-Based Awards” below provides a detailed breakdown with respect to awards earned.

In addition to salary, we also compensate our executives through a combination of discretionary and incentive-based awards. Since 2008, we have had two incentive-based programs, the Annual Incentive Plan and the Long-Term Incentive Plan. The Annual Incentive Plan is a cash-based program which awards certain members of management, which include our Named Executive Officers, if certain financial targets are achieved for the applicable fiscal year. The Long-Term Incentive Plan is a dollar-denominated program for certain members of management, including our Key Executives and Senior Executives, which permits each participant to choose, through an irrevocable election, to receive awards in cash, stock, and/or options or a combination thereof. Since fiscal 2010, participants of the Long-Term Incentive Plan were required to elect to receive at least 50% of any award in equity, through shares of restricted stock or stock options or a combination thereof. Although the financial targets of the Long-Term Incentive Plan are annual, all awards earned pursuant to the Long-Term Incentive Plan are subject to a three-year vesting and are subject to forfeiture.

For Stock Awards and Option Awards, the amounts reflect the fair value, as of grant date, of both performance and non-performance awards computed in accordance with FAS ASC Topic 718. The fair value of each stock option award is estimated as of the date of grant using a Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note A to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

(3)	See table “All Other Compensation” below for a breakdown.

(4)	Included in the above table is the actual grant date fair value of performance equity awards (restricted stock and stock options) issued on March 16, 2011, in accordance with each executive’s irrevocable election, pursuant to the Company’s Long-Term Incentive Plan (“LTIP”) for fiscal 2010 performance for Messrs. Levin, Hernreich and Molloy of $429,936, $494,426 and $120,575 ($100,479 stock awards and $20,096 stock options), respectively. The Compensation Committee approved the targets of the 2010 LTIP on April 9, 2010 (the service inception date), at which point the fair value of the performance equity awards, based upon the probable outcome of the performance condition on that date, approximated $324,480, $373,152 and $91,000 ($75,833 stock awards and $15,167 stock options) for Messrs. Levin, Hernreich and Molloy, respectively, excluding the effect of estimated forfeitures. If the highest level of performance were to be assumed, the fair value of the performance equity awards on April 9, 2010 would be $608,400, $699,660 and $170,825 ($142,354 stock awards and $28,471 stock options) for Messrs. Levin, Hernreich and Molloy, respectively, excluding the effect of estimated forfeitures. Ms. Nguyen and Mr. Wagner were not participants in the LTIP for fiscal 2010 because they did not join the Company until May 2011 and November 2010, respectively.

(5)	Included in the above table is the actual grant date fair value of performance equity awards (restricted stock and stock options) issued on March 19, 2010, pursuant to the Company’s LTIP for fiscal 2009 performance for Messrs. Levin, Hernreich and Molloy of $487,789, $373,972 and $68,400 ($45,600 stock awards and $22,800 stock options), respectively. The Compensation Committee approved the targets of the LTIP on April 29, 2009 (the service inception date), at which point the fair value of the performance equity awards, based upon the probable outcome of the performance condition on that date, approximated $312,936, $239,918 and $43,881($29,254 stock awards and $14,627 stock options) for Messrs. Levin, Hernreich and Molloy, respectively, excluding the effect of estimated forfeitures. If the highest level of performance were to be assumed the fair value of the performance equity awards on April 29, 2009 would be $586,755, $449,846 and $82,277 ($54,852 stock awards and $27,425 stock options), respectively, excluding the effect of estimated forfeitures. Ms. Nguyen and Mr. Wagner were not participants in the LTIP for fiscal 2009.

(6)	On May 2, 2011, Ms. Nguyen joined the Company and the Board of Directors granted to her 10,000 shares of restricted stock, with a grant date fair value of $41,400. Ms. Nguyen’s employment was terminated on March 1, 2012. Because Ms. Nguyen’s employment was terminated before any of the shares vested, all shares were forfeited.

(7)	On May 11, 2011, the Board of Directors granted to Mr. Wagner 10,000 shares of restricted stock. The shares vest ratably over three years, with the first one-third vesting on May 11, 2012.

(8)	On March 31, 2010, the Board of Directors granted to Mr. Levin an option to purchase 347,566 shares of our common stock. The exercise price of this option is $4.55 per share and the closing price of our common stock on the date of grant was $3.86 per share. The option fully vested on May 6, 2011 and expired, unexercised, on May 6, 2012.

(9)	Mr. Wagner joined the Company in November 2010.

The table set forth below is a supplement to the Summary Compensation Table and provides a breakdown of discretionary and incentive-based awards earned by each Named Executive Officer.

Discretionary and Incentive-Based Awards

		Discretionary Awards			Long-Term Incentive Plan All Awards Subject to Three Year Vesting (1)			Annual Incentive Plan	Totals per Summary Compensation Table
Name	Year	Bonus- Cash	Stock Awards	Option Awards	Non-Equity (Cash)	Stock Awards	Option Awards	Non-Equity (Cash)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation

David A. Levin	2011	—	—	—	—	—	—	—	—	—	—	—
	2010	—	—	$361,469	$429,936	$429,936	—	$867,984	—	$429,936	$361,469	$1,297,920
	2009	—	—	—	$487,789	$487,789	—	$1,173,510	—	$487,789	—	$1,661,299

Dennis R. Hernreich	2011	—	—	—	—	—	—	—	—	—	—	—
	2010	—	—	—	$164,808	$494,426	—	$665,454	—	$494,426	—	$830,262
	2009	—	—	—	$373,972	$373,972	—	$899,691	—	$373,972	—	$1,273,663

Robert S. Molloy	2011	—	—	—	—	—	—	—	—	—	—	—
	2010	—	—	—	$120,575	$100,479	$20,096	$121,713	—	$100,479	$20,096	$242,288
	2009	—	$24,800	—	$205,200	$45,600	$22,800	$164,555	—	$70,400	$22,800	$369,755

Francie Nguyen	2011	—	$41,700	—	—	—	—	—	—	$41,700	—	—
	2010	—	—	—	—	—	—	—	—	—	—	—
	2009	—	—	—	—	—	—	—	—	—	—	—

John R. Wagner	2011	—	$42,700	—	—	—	—	—	—	$42,700	—	—
	2010	—	—	—	—	—	—	—	—	—	—	—
	2009	—	—	—	—	—	—	—	—	—	—	—

(1)	The Company’s Long-Term Incentive Plan provides for dollar-based awards which, at the irrevocable election of the participant, can be awarded in cash, restricted stock, options or any combination thereof. For fiscal 2011 and 2010, the Compensation Committee required that each participant elect to receive at least 50% of any award in either shares of restricted stock or stock options, or a combination thereof.

No payments were made to our Named Executive Officers pursuant to our Long-Term Incentive Plan or Annual Incentive Plan for fiscal 2011 because the performance targets were not achieved.

For fiscal 2010, Messrs. Levin and Hernreich irrevocably elected to receive 50% and 75%, respectively, of any award in shares of restricted stock with the remaining portion in cash. Mr. Molloy elected to receive 50% of any award in cash, 41.7% in shares of restricted stock and 8.3% in stock options. Although the service inception date for these awards occurred in fiscal 2010, no payouts occurred under fiscal 2011, when it was determined that the performance targets were achieved. All awards vest, based on the executive’s election, in three separate tranches, with the first tranche vesting on March 16, 2012.

The table below sets forth the components of All Other Compensation listed above in the Summary Compensation Table.

All Other Compensation

Name	Year	Auto Allowance	401(k) Match (1)	Relocation Expenses	Life Insurance Premiums	Supplemental Disability Insurance	Total All Other Compensation
David A. Levin	2011	$10,000	$8,575	—	$2,645	$10,377	$31,597
	2010	$10,000	—	—	$2,527	$10,377	$22,904
	2009	$9,696	$6,125	—	$1,915	$10,377	$28,113

Dennis R. Hernreich	2011	$10,000	$8,575	—	$1,927	$11,772	$32,274
	2010	$10,000	—	—	$1,796	$11,415	$23,211
	2009	$8,782	$6,009	—	$5,984	$7,489	$28,264

Robert S. Molloy	2011	$8,723	$8,575	—	—	$2,302	$19,600
	2010	$8,100	—	—	—	$2,301	$10,401
	2009	$7,200	$5,228	—	—	$2,301	$14,729

Francie Nguyen	2011	$6,139	$750	$29,464	—	$1,176	$37,529
	2010	—	—	—	—	—	—
	2009	—	—	—	—	—	—

John R. Wagner	2011	$7,500	$4,846	$92,345	—	$829	$105,520
	2010	$1,443	—	$12,072	—	—	$13,515
	2009	—	—	—	—	—	—

(1)	In May 2009, in connection with its cost reduction initiatives, the Company ceased any further employer contributions to the 401(k) Plan, effective May 31, 2009. In November 2010, the Company decided to reinstate the “safe harbor” matching and vesting provision effective January 1, 2011.

Employment Agreements

Key Executives

We have employment agreements, which were revised and restated as of November 5, 2009 (collectively, the “Employment Agreements”), with Mr. Levin and Mr. Hernreich. The initial three-year term of the Employment Agreements was January 1, 2009 through December 31, 2011. On January 1, 2011 and thereafter on each anniversary of the Employment Agreements’ commencement date, the term is extended for a one-year period, which provision made the Employment Agreements a rolling two-year agreement after the initial three-year term.

These Employment Agreements require each executive officer to devote substantially all of the executive officer’s time and attention to our business as necessary to fulfill his respective duties. The Employment Agreements provide that Messrs. Levin and Hernreich would be paid base salaries at annual rates of $811,200 and $621,921, respectively, with an annual automobile allowance of $10,000.

Messrs. Levin and Hernreich are eligible to participate in our Annual Incentive Plan at a target rate of 100% of each executive’s actual annual base salary, as defined in that plan, and in our Long-Term Incentive Plan at a target incentive rate of 100% of each executive’s combined actual annual base earnings for the incentive period. The Employment Agreements also provide for the payment of discretionary bonuses in such amounts as may be determined by the Compensation Committee or Board of Directors.

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

The Employment Agreements contain confidentiality provisions pursuant to which each executive officer agrees not to disclose confidential information regarding our Company. The Employment Agreements also contain covenants pursuant to which each executive officer agrees, during the term of his employment and for a one-year period following the termination of his employment, not to have any connection with any business which is a specialty retailer that primarily distributes, sells or markets so-called “big and tall” apparel of any kind for men or which utilizes the “big and tall” retail or wholesale marketing concept as part of its business. The Employment Agreements also contain a “clawback” provision which provides for remedies in the event we learn after the executive officer’s termination by us other than for “justifiable cause” that the executive officer could have been terminated for “justifiable cause”. Subject to the implementation of final rules by the SEC, the Dodd-Frank Act requires that we implement a policy providing for the recovery of erroneously paid incentive-based compensation following a required accounting restatement. Once the final rules are issued by the SEC, we will revise, in a timely manner, the current clawback provision of our employment agreements.

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

The Sr. Exec. Employment Agreements contain confidentiality provisions pursuant to which each senior executive agrees not to disclose confidential information regarding our Company. The Sr. Exec. Employment Agreements also contain covenants pursuant to which each senior executive agrees, during the term of his employment and for a one-year period following the termination of his employment, not to have any connection with any business which is a specialty retailer that primarily distributes, sells or markets so-called “big and tall” apparel of any kind for men or which utilizes the “big and tall” retail or wholesale marketing concept as part of its business. The Sr. Exec. Employment Agreements also contain a “clawback” provision which provides for remedies in the event we learn after the senior executive’s termination by us other than for “justifiable cause” that the senior executive could have been terminated for “justifiable cause”. Subject to the implementation of final rules by the SEC, the Dodd-Frank Act requires that we implement a policy providing for the recovery of erroneously paid incentive-based compensation following a required accounting restatement. Once the final rules are issued by the SEC, we will revise, in a timely manner, the current clawback provision of our employment agreements.

Grants of Plan-Based Awards. The following table sets forth certain information with respect to plan-based awards granted to the Named Executive Officer’s in fiscal 2011.

2011 GRANTS OF PLAN-BASED AWARDS

				Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards (4)
Name		Grant Date	Approval Date (Service Inception Date)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($) (1)	Target ($) (1)	Maximum ($) (1)

David A. Levin
-Annual Incentive Plan	(2)		1/27/11	$405,600	$811,200	$1,216,800	—	—	—	—	—	—	—
-LTIP	(3)		1/27/11	$101,400	$202,800	$304,200	$304,200	$608,400	$912,600	—	—	—	—

Dennis R. Hernreich
-Annual Incentive Plan	(2)		1/27/11	$310,960	$621,920	$932,880	—	—	—	—	—	—	—
-LTIP	(3)		1/27/11	$155,480	$310,960	$466,440	$155,480	$310,960	$466,440	—	—	—	—

Robert S. Molloy
-Annual Incentive Plan	(2)		1/27/11	$56,875	$113,750	$170,825	—	—	—	—	—	—	—
-LTIP	(3)		1/27/11	$56,875	$79,625	$119,438	$56,875	$79,625	$119,438	—	—	—	—

Francie Nguyen
-Annual Incentive Plan	(2)		1/27/11	$38,375	$78,750	$118,125	—	—	—	—
-LTIP	(3)		1/27/11	$39,375	$55,125	$82,888	$39,375	$55,125	$82,888	—
-Discretionary Stock Award	(4)									10,000			$41,400

John R. Wagner
-Annual Incentive Plan	(2)		1/27/11	$29,138	$58,277	$87,415	—	—	—
-LTIP	(3)		1/27/11	$31,538	$41,703	$62,555	$31,538	$41,703	$62,555	—	—	—	—
-Discretionary Stock Award	(4)									10,000			$42,700

(1)	The LTIP is denominated in dollars, but at the irrevocable election of each participant, the award may be granted in cash, restricted stock, options or any combination thereof. For fiscal 2011, the Compensation Committee required that all participants, through their irrevocable elections, elect to receive at least 50% of any award in equity, through either shares of restricted stock and/or stock options. Accordingly, the estimated possible payout of equity awards under the LTIP is based on potential dollar value of the award pursuant to each Named Executive Officer’s irrevocable election. The actual number of shares/options is determined on the grant date of the award based on the closing price of our common stock on that date. See footnote 3 for additional discussion.

(2)	On January 27, 2011, the Compensation Committee approved the annual targets pursuant to our Annual Incentive Plan for fiscal 2011. The threshold, target and maximum payouts for each executive was estimated based on achieving 50%, 100% and 150% of the payout targets set by the Compensation Committee. The performance targets for fiscal 2011 were not achieved and, accordingly, no awards were granted.

(3)	On January 27, 2011, the Compensation Committee approved the annual targets pursuant to our LTIP for fiscal 2011. Payments under the LTIP are based on each participant’s irrevocable election which permits their respective awards to be payable in cash, restricted stock, options or a combination thereof. Mr. Levin elected to receive 75% of any award in shares of restricted stock with the remaining 25% in cash. Mr. Hernreich, Mr. Molloy and Ms. Nguyen elected to receive 50% of any award in shares of restricted stock with the remaining 50% in cash. Mr. Wagner elected to receive 25% of any award in shares of restricted stock, 25% in stock options and the remaining 50% in cash. The estimated threshold, target and maximum payouts for each Named Executive Officer above was estimated based on those elections and on achieving 50%, 100% and 150% of the payout targets set by the Compensation Committee. The performance targets for fiscal 2011 were not achieved and, accordingly, no awards were granted.

(4)	On May 2, 2011, the Company granted to Ms. Nguyen 10,000 shares of restricted stock, which would have vested in three equal installments, with the first one-third vesting on May 2, 2012. Due to Ms. Nguyen’s termination of employment, all 10,000 shares were forfeited. On May 11, 2011, the Company granted to Mr. Wagner 10,000 shares of restricted stock which will vest in three equal installments, with the first one-third vesting on May 11, 2012.

Outstanding Equity Awards at Fiscal Year-End. The following table sets forth certain information with respect to outstanding equity awards held by the Named Executive Officers at the end of fiscal 2011.

2011 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable	Unexercisable

David A. Levin	75,000				$4.58	5/01/2012
	75,000				$5.01	7/01/2013
	75,000				$6.24	5/24/2014
	347,566				$4.55	5/06/2012
							102,610	(2)	$343,744
							101,622	(3)	$340,434
Dennis R. Hernreich	1,255				$4.58	5/01/2012
	27,520				$5.01	7/01/2013
	21,988				$6.24	5/24/2014
	120,000				$4.54	5/01/2012
	80,000				$4.55	5/06/2012
							118,001	(2)	$395,303
							116,866	(3)	$391,501
Robert S. Molloy	10,000				$4.13	2/08/2018
	20,606				$3.19	3/19/2020
		13,955	(2)		$4.19	3/16/2021
							23,980	(2)	$80,333
							6,667	(4)	$22,334
							14,250	(3)	$47,738
Francie Nguyen							10,000	(5)	$33,500

John R. Wagner							10,000	(6)	$33,500

(1)	The value of shares was calculated using the closing price of our common stock of $3.35 on January 27, 2012.

(2)	These equity awards represent awards granted on March 16, 2011 in connection with the payout under our LTIP for fiscal 2010 and were in accordance with each executive’s irrevocable election. These irrevocable elections required that at least 50% of any award granted be in the form of equity. Each award vests in three tranches with the first tranche vesting on March 16, 2012. The vesting date of each equity award is dependent on which tranche the executive elected to receive an equity award. The following tables show the respective vesting date of each executives’ restricted stock awards and stock option awards:

Vesting Schedule of restricted stock awards:

	Vesting on:	March 16, 2012	March 16, 2013	March 13, 2014	Total Restricted Shares
Name
Levin		34,204	34,203	34,203	102,610
Hernreich		39,334	39,333	39,334	118,001
Molloy		4,796	9,592	9,592	23,980

Vesting Schedule of stock option awards:

	Vesting on:	March 16, 2012	March 16, 2013	March 13, 2014	Total Stock Options
Name
Molloy		13,955	—	—	13,955

(3)	These restricted stock awards represent awards granted on March 19, 2010 in connection with the payout under our LTIP for fiscal 2009 and were in accordance with each executive’s irrevocable election. Each award vests in three tranches with the first tranche vesting on the first anniversary of the grant date. The vesting date of each equity award is dependent on which tranche the executive elected to receive an equity award. The following tables show the respective vesting date of each executives’ restricted stock awards and stock option awards:

Vesting Schedule of restricted stock awards:

	Vesting on:	March 19, 2012	March 19, 2013	Total Restricted Shares
Name
Levin		50,811	50,811	101,622
Hernreich		38,955	77,911	116,866
Molloy		7,125	7,125	14,250

(4)	These shares of restricted stock were granted on May 13, 2009. The remaining shares vest on May 13, 2012.

(5)	These shares of restricted stock were granted on May 2, 2011. Due to Ms. Nguyen’s termination of employment all shares were forfeited on March 1, 2012.

(6)	These shares of restricted stock were granted on May 11, 2011 and will vest ratably over three years, with the first one-third vesting on May 11, 2012.

Option Exercises and Stock Vested Table. The following table sets forth information for the Named Executive Officers with respect to the exercise of option awards and the vesting of stock awards during fiscal 2011.

2011 OPTION EXERCISES AND STOCK VESTED

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)

David A. Levin	125,000	$42,198	50,812	$226,113
Dennis R. Hernreich	—	—	—	—
Robert S. Molloy	—	—	6,666	$28,464
Francie Nguyen	—	—	—	—
John R. Wagner	—	—	—	—

(1)	Represents the difference between the exercise price and fair market value of the common stock on the date of exercise.

Pension Benefits

As part of the Casual Male Corp. acquisition, we assumed Casual Male Corp.’s obligations under its Pension Plan and its Supplemental Plan. The following table shows the aggregate annual benefits payable under both the Pension Plan and Supplemental Plan to persons in specified compensation and years of service classifications, based on a straight line annuity form of retirement income:

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

401(k) Plans

We have two defined contribution plans, the Casual Male Retail Group, Inc. 401(k) Salaried Savings Plan and the Casual Male Retail Group, Inc. 401(k) Hourly Savings Plan (the “401(k) Plans”). The 401(k) Plans cover all eligible employees who are at least 21 years of age and have completed the required months of service, which is six months for the 401(k) Salaried Savings Plan and 1000 hours and twelve months for the 401(k) Hourly Savings Plan. Effective January 1, 2008, we adopted the safe harbor matching and vesting provisions permitted under the Pension Protection Act of 2006 for its 401(k) Plans. Accordingly, beginning in fiscal 2008, we matched 100% of the first 1% of deferred compensation and 50% of the next 5% (with a maximum contribution of 3.5% of eligible compensation).

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

In January 2010, the Company established a Non-Employee Director Stock Purchase Plan to provide a convenient method for its non-employee directors to acquire shares of the Company’s common stock at fair market value by voluntarily electing to receive shares of common stock in lieu of cash for service as a director. The substance of this plan is now encompassed within the Casual Male Retail Group, Inc. Amended and Restated Non-Employee Director

Compensation Plan (the “Non-Employee Director Compensation Plan”). There are 500,000 shares available for issuance under this plan for the sole purpose of satisfying elections to receive shares of common stock in lieu of cash for service as a director, of which 471,970 shares remain available for future issuances at January 28, 2012. The Non-Employee Director Compensation Plan is a stand-alone plan and is not a sub-plan under the 2006 Plan. Accordingly, shares issued under this plan do not reduce the shares available for issuance under the 2006 Plan.

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

Director Compensation Table

The following table sets forth the compensation paid to our non-employee directors during fiscal 2011. David A. Levin is not included in the following table as he is a Named Executives Officer and, accordingly, received no compensation for his services as a director. The compensation received by Mr. Levin as an employee of our Company is shown above in the “Summary Compensation Table.”

2011 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Seymour Holtzman, Chairman (3)	$—	—	—	—	—	$575,000	(3)	$575,000

Alan S. Bernikow	$117,250	—	—	—	—	—		$117,250

Jesse Choper	$143,500	—	—	—	—	—		$143,500

John E. Kyees	$117,250	—		—	—	—		$117,250

Ward K. Mooney	$118,000	—	—	—	—	—		$118,000

George T. Porter, Jr.	$122,250	—	—	—	—	—		$122,250

Mitchell S. Presser	$117,250	—	—	—	—	—		$117,250

(1)	All non-employee directors, with the exception of Messrs. Kyees and Presser, elected to receive all fees paid during fiscal 2011 in cash. Mr. Kyees elected to receive all fees for meetings and half of his quarterly retainers in options to purchase shares of common stock. The remainder of his fees were paid in cash. Mr. Presser elected to receive all fees paid during fiscal 2011 in unrestricted shares of our common stock. The number of shares issued as payment for an earned director fee is determined by taking the director fee earned and dividing by the closing price of our common stock on the grant date. The number of options issued as payment for an earned director fee is determined by taking the director fee earned and dividing by the fair value, as calculated using Black-Scholes valuation model, on the grant date. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note A to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012. For quarterly retainer fees, the grant date is the first business day of each respective quarter. For meetings, the grant date is the last business day of the month in which the meeting occurred and for a director’s re-election to the board, the grant date is the last business day of the month in which such re-election occurs. In addition to compensation received for board meetings and committee meetings, Mr. Choper also received a cash payment of $15,000 for serving as Chairman of both the Audit Committee and the Nominating and Corporate Governance Committee. Mr. Porter also received a cash payment of $5,000 for serving as Chairman of the Compensation Committee. Mr. Holtzman did not receive any payment for director meetings.

(2)	There were no Stock Awards or Options Awards to any of the directors for fiscal 2011. Each director has the following number of stock options outstanding at January 28, 2012: Mr. Holtzman: 1,360,000; Mr. Bernikow: 70,000; Mr. Choper: 70,000; Mr. Kyees: 31,104; Mr. Mooney: 25,000; Mr. Porter: 47,500; and Mr. Presser: 25,000.

(3)	During fiscal 2011, Mr. Holtzman received compensation from us both directly (as an employee of our Company) and indirectly (as a consultant pursuant to a consulting agreement we have with Jewelcor Management Inc. (“JMI”)). Mr. Holtzman is the president and chief executive officer and, together with his wife, indirectly, the majority shareholder of JMI. There were no services performed on behalf of the Company by JMI, other than those performed by Mr. Holtzman. See below for our discussion of the compensation paid to Mr. Holtzman under “Chairman Compensation.” All Other Compensation for Mr. Holtzman includes annual compensation paid to Mr. Holtzman of $551,000 pursuant to a consulting agreement with the Company and salary of $24,000.

Chairman Compensation

In fiscal 2006, our Compensation Committee engaged Sibson Consulting to review our current compensation and benefit program for our executives. As part of that review, the firm also reviewed and evaluated the compensation that we paid to Mr. Holtzman, either directly or indirectly through JMI. Mr. Holtzman is the president and chief executive officer and, together with his wife, indirectly, the majority shareholder of JMI. At that time, the Compensation Committee viewed the services that Mr. Holtzman provided to us as being comparable to that of our Key Executives, and accordingly, the aggregate compensation package paid to Mr. Holtzman (both directly and indirectly) was determined using many of the same metrics and benchmarks as for our Key Executives. The consulting company reviewed the overall compensation paid to Mr. Holtzman, both directly and indirectly, together with the compensation paid to both Mr. Levin and Mr. Hernreich and concluded that the total aggregate compensation paid to these three individuals, including JMI, was comparable to similar management teams within our peer group and the compensation in aggregate was at the peer median.

Pursuant to the consulting agreement, which was most recently amended in April 2011, Mr. Holtzman receives, in aggregate, annual consulting compensation of $551,000, payable in cash. In addition, Mr. Holtzman receives employment compensation of $24,000, payable in cash. If we engage Mr. Holtzman’s services to assist us in a specific and significant corporate transaction or event, the Compensation Committee, at its discretion, has the right to grant Mr. Holtzman a bonus for his additional services. No such bonus was granted during fiscal 2011.

Compensation Committee Interlocks and Insider Participation

For fiscal 2011, the members of the Compensation Committee were Messrs. Choper, Mooney and Porter. Persons serving on the Compensation Committee had no relationships with our Company in fiscal 2011 other than their relationship to us as directors entitled to the receipt of standard compensation as directors and members of certain committees of the Board and their relationship to us as beneficial owners of shares of our common stock and options exercisable for shares of common stock. No person serving on the Compensation Committee or on the Board of Directors is an executive officer of another entity for which an executive officer of ours serves on such entity’s board of directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to persons known to us to be the beneficial owners of more than five percent of the issued and outstanding shares of our common stock as of May 18, 2012. We were informed that, except as indicated, each person has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)

Seymour Holtzman	5,585,199	(2)	11.21%
100 N. Wilkes Barre Blvd.
Wilkes Barre, Pennsylvania 18702

Glenhill Advisors, LLC	4,407,141	(3)	9.09%
Glenn J. Krevlin
Glenhill Capital Advisors, LLC
Glenhill Capital Management, LLC
Glenhill Capital Overseas Master Fund, LP
600 Fifth Avenue, 11th Florr
New York, New York 10020

RBC Global Asset Management (U.S.) Inc.	3,536,492	(4)	7.30%
100 South Fifth Street
Suite 2300
Minneapolis, Minnesota 55402

Chilton Investment Company, LLC	3,394,923	(5)	7.00%
1266 East Main Street, 7th Floor
Stamford, Connecticut 06902

BlackRock, Inc.	2,534,473	(6)	5.23%
40 East 52nd Street
New York, New York 10022

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options and warrants held by that person that are currently exercisable, or that become exercisable within 60 days, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 48,472,264 shares of our common stock outstanding as of May 18, 2012, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d-3(d)(1) under the Exchange Act.

(2)	Represents 4,225,199 outstanding shares of common stock and 1,160,000 shares subject to options exercisable within 60 days.

(3)	Based on Amendment No. 4 to Schedule 13G, dated as of December 31, 2011, stating that Glenhill Advisors, LLC, Glenn J. Krevlin, Glenhill Capital Advisors, LLC, Glenhill Capital Management, LLC and Glenhill Capital Overseas Master Fund, LP were the beneficial owners of the number of shares of common stock set forth opposite their names in the table (except that Glenhill Capital Overseas Master Fund, LP indicates beneficial ownership of only 3,200,600 shares). Glenn J. Krevlin is the managing member and control person of Glenhill Advisors, LLC and is the sole shareholder of Krevlin Management, Inc. Krevlin Management, Inc. is the managing member of Glenhill Capital Advisors, LLC which is the investment manager of Glenhill Capital Overseas Master Fund, LP and Glenhill Concentrated Long Master Fund LLC, each a security holder of the Company. Glenhill Advisors, LLC is the managing member of Glenhill Capital Management LLC. Glenhill Management, LLC is the managing member of Glenhill Concentrated Long Master Fund, LLC and sole shareholder of Glenhill Capital Overseas GP, Ltd, which is the general partner of Glenhill Capital Overseas Master Fund, LP.

(4)	Based on Amendment No. 2 to Schedule 13G, dated December 30, 2011, stating that RBC Global Asset Management (U.S.) Inc. was the beneficial owner of the number of shares of common stock set forth opposite its name in the table.

(5)	Based on Amendment No. 8 to Schedule 13G, dated as of December 31, 2011, stating that Chilton Investment Company, LLC was the beneficial owner of the number of shares of common stock set forth opposite its name in the table.

(6)	Based on Schedule 13G, dated as of December 30, 2011, stating that BlackRock, Inc. was the beneficial owner of the number of shares of common stock set forth opposite its name in the table.

Security Ownership of Management

The following table sets forth certain information as of May 18, 2012, with respect to our directors, our Named Executive Officers (as defined above under Item 11 “Executive Compensation”) and our directors and executive officers as a group. Except as indicated, each person has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Title	Number of Shares Beneficially Owned		Percent of Class (1)

Seymour Holtzman Chairman of the Board and Director	5,385,199	(2)	10.85%

David A. Levin Chief Executive Officer, President and Director	1,564,133	(3)	3.19%

Dennis R. Hernreich Chief Financial Officer, Executive Vice President, Chief Operating Officer, Treasurer and Secretary	703,265	(4)	1.44%

Robert S. Molloy Senior Vice President and General Counsel	113,691	(5)	*

Francie Nguyen Former Senior Vice President of CMRG Direct Business	—		—

John R. Wagner Vice President, Merchandise Manager for Tailored Clothing and Furnishings	10,000	(6)	*

Alan S. Bernikow, Director	92,629	(7)	*

Jesse Choper, Director	149,216	(7)	*

John E. Kyees, Director	23,240	(8)	*

Ward K. Mooney, Director	40,273	(9)	*

George T. Porter, Jr., Director	137,616	(10)	*

Mitchell S. Presser, Director	104,218	(9)	*

Directors and Executive Officers as a group (21 persons)	8,832,644	(11)	17.38%

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options and warrants held by that person that are currently exercisable, or that become exercisable within 60 days, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 48,472,264 shares of our common stock outstanding as of May 18, 2012, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d-3(d)(1) under the Exchange Act.

(2)	Mr. Holtzman may be deemed to have shared voting and investment power over 5,385,199 shares of common stock, which includes 1,160,000 shares subject to stock options exercisable within 60 days.

(3)	Includes 497,566 shares subject to stock options exercisable within 60 days, 119,217 shares of unvested restricted stock and 3,539 shares held pursuant to his 401(k) Plan account.

(4)	Includes 249,508 shares subject to stock options exercisable within 60 days, 156,617 shares of unvested restricted stock and 10,614 shares held pursuant to his 401(k) Plan account.

(5)	Includes 44,561 shares subject to stock options exercisable within 60 days, 38,230 shares of unvested restricted stock and 3,900 shares held pursuant to his 401(k) Plan account.

(6)	Includes 6,649 shares subject to stock options exercisable within 60 days, 22,216 shares of unvested restricted stock and 1,573 shares held pursuant to his 401(k) Plan account.

(7)	Includes 70,000 shares subject to stock options exercisable within 60 days.

(8)	Includes 23,240 shares subject to stock options exercisable within 60 days.

(9)	Includes 25,000 shares subject to stock options exercisable within 60 days.

(10)	Includes 47,500 shares subject to stock options exercisable within 60 days.

(11)	Includes 2,342,277 shares subject to stock options exercisable within 60 days, 459,107 of unvested shares of restricted stock and 24,770 shares held pursuant to respective 401(k) Plan accounts.

EQUITY COMPENSATION PLAN INFORMATION

The following is a summary of information with respect to our equity compensation plans as of January 28, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2) (c)

Equity compensation plans approved by security holders (1)	2,836,397	$5.34	3,180,689	(3)

Equity compensation plans not approved by security holders (2)	330,000	$3.15	471,970

Total	3,166,397	$5.11	4,236,329	(3)

(1)	During fiscal 2011, we had one stockholder-approved equity compensation plan, our 2006 Incentive Compensation Plan (as amended, the “2006 Plan”). Pursuant to the 2006 Plan, at January 28, 2012, we had a total of 5,750,000 shares authorized for issuance, of which 3,180,689 shares remained available for future issuances. At January 28, 2012, we had 1,073,971 options outstanding. We also had 1,762,426 options still outstanding as part of our 1992 Stock Incentive Plan (the “1992 Plan”). No further grants can be made under the 1992 Plan.

(2)	Prior to 2006, our Board of Directors and the Compensation Committee had the reasonable discretion to issue shares outside of the 1992 Plan, subject to the rules of Nasdaq. These outstanding options to purchase up to 330,000 shares of our common stock, with an exercise price of $3.15 per share, were granted in fiscal 2002. These options represent grants to our executives that were in excess of our plans’ annual maximums during that year. At January 28, 2012, all of these options were exercisable. In addition, pursuant to our Amended and Restated Non-Employee Director Compensation Plan, we have a total 500,000 shares available for stock issuances in lieu of cash director fees, of which 471,970 shares remained available at January 28, 2012.

(3)	Our 2006 Plan includes a limitation of 3,750,000 shares that may be issued in the form of restricted stock, deferred stock, performance awards or other stock-based awards. At January 28, 2012, 2,279,660 shares remained subject to this limitation.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Seymour Holtzman/Jewelcor Management, Inc.

During fiscal 2011, Seymour Holtzman, our Chairman of the Board of Directors, was compensated by us both directly (as an employee of our Company) and indirectly (as the president and chief executive officer and, together with his wife, indirectly, the majority shareholder of JMI). A complete summary of all compensation and consulting fees paid to Mr. Holtzman is described above under Item 11, “Executive Compensation – 2011 Director Compensation Table” and “Chairman Compensation.”

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

Item 14. Principal Accounting Fees and Services

The Audit Committee engaged Ernst & Young LLP to serve as our independent registered public accounting firm during the fiscal year ended January 28, 2012.

Audit Fees

Ernst & Young LLP billed us an aggregate of $504,013 and $629,000 in fees for fiscal years 2011 and 2010, respectively, for professional services rendered in connection with the audits of our financial statements for the fiscal years ended January 28, 2012 and January 29, 2011 included in our Annual Reports on Form 10-K, for services performed related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q.

Audit - Related Fees

Ernst & Young billed us $208,900 for audit related fees, which includes $25,000 for risk management for fiscal 2011. No audit related fees were billed for fiscal 2010.

Tax Fees

No fees were billed by Ernst & Young for fiscal 2011 and 2010 for tax services.

All Other Fees

For fiscal 2011 and 2010, Ernst & Young billed us $1,970 and $1,970, respectively, for fees related to an online accounting research tool.

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
May 29, 2012
	By:	/s/ David A. Levin
David A. Levin
President and Chief Executive Officer

	By:	/s/ Dennis R. Hernreich
Dennis R. Hernreich
Executive Vice President and
Chief Financial Officer