Form 10-Q
period 2012-07-28
CASUAL MALE RETAIL GROUP INC
filed 2012-08-17
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended July 28, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of July 28, 2012 was 48,455,651.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 28, 2012	January 28, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,770	$10,353
Accounts receivable	3,327	3,627
Inventories	103,608	104,167
Deferred income taxes	5,811	6,435
Prepaid expenses and other current assets	9,846	8,825

Total current assets	132,362	133,407

Property and equipment, net of accumulated depreciation and amortization	53,232	45,933

Other assets:
Intangible assets	7,503	8,654
Deferred income taxes	41,107	43,935
Other assets	1,753	1,792

Total assets	$235,957	$233,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of deferred gain on sale-leaseback	$1,465	$1,465
Accounts payable	22,641	24,657
Accrued expenses and other current liabilities	29,917	28,784

Total current liabilities	54,023	54,906

Long-term liabilities:
Deferred gain on sale-leaseback, net of current portion	18,318	19,051
Other long-term liabilities	5,031	5,406

Total liabilities	77,372	79,363

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding at July 28, 2012 and January 28, 2012	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 59,333,090 and 59,358,653 issued at July 28, 2012 and January 28, 2012, respectively	593	594
Additional paid-in capital	293,969	293,405
Accumulated deficit	(42,441)	(45,948)
Treasury stock at cost, 10,877,439 shares at July 28, 2012 and January 28, 2012	(87,977)	(87,977)
Accumulated other comprehensive loss	(5,559)	(5,716)

Total stockholders’ equity	158,585	154,358

Total liabilities and stockholders’ equity	$235,957	$233,721

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Sales	$100,504	$100,445	$196,043	$195,802

Cost of goods sold, including occupancy	53,867	51,787	103,803	102,351

Gross profit	46,637	48,658	92,240	93,451

Expenses:
Selling, general and administrative	37,626	37,652	75,385	74,210
Depreciation and amortization	3,744	3,008	7,434	6,060

Total expenses	41,370	40,660	82,819	80,270

Operating income	5,267	7,998	9,421	13,181

Interest expense, net	(122)	(127)	(287)	(248)

Income from continuing operations before provision for income taxes	5,145	7,871	9,134	12,933

Provision for income taxes	2,151	738	3,690	1,209

Income from continuing operations	2,994	7,133	5,444	11,724
Loss from discontinued operations, net of taxes	(1,756)	(575)	(1,937)	(958)

Net income	$1,238	$6,558	$3,507	$10,766

Net income (loss) per share – basic
Income from continuing operations	$0.06	$0.15	$0.11	$0.25
Loss from discontinued operations	$(0.03)	$(0.01)	$(0.04)	$(0.02)
Net income per share – basic	$0.03	$0.14	$0.07	$0.23

Net income (loss) per share – diluted
Income from continuing operations	$0.06	$0.15	$0.11	$0.24
Loss from discontinued operations	$(0.03)	$(0.01)	$(0.04)	$(0.02)
Net income per share – diluted	$0.03	$0.14	$0.07	$0.22

Weighted average number of common shares outstanding
- basic	47,944	47,476	47,804	47,311
- diluted	48,282	48,149	48,242	48,097

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 28, 2012	July 30, 2011
Cash flows from operating activities:
Net income	$3,507	$10,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,434	6,060
Amortization of deferred gain from sale-leaseback	(733)	(733)
Deferred income taxes, net of valuation allowance	3,452	384
Stock based compensation expense	543	790
Issuance of common stock to Board of Directors	21	17

Changes in operating assets and liabilities:
Accounts receivable	165	66
Inventories	559	(2,153)
Prepaid expenses	(982)	74
Other assets	26	204
Accounts payable	(2,016)	5,756
Income taxes payable	—	152
Accrued expenses and other current liabilities	(1,154)	(3,175)

Net cash provided by operating activities	10,822	18,208

Cash flows from investing activities:
Additions to property and equipment	(11,540)	(4,787)
Net proceeds from sale of subsidiary, LP Innovations, Inc.	135	142

Net cash used for investing activities	(11,405)	(4,645)

Cash flows from financing activities:
Proceeds from the issuance of common stock under option program	—	597

Net cash provided by financing activities	—	597

Net change in cash and cash equivalents	(583)	14,160
Cash and cash equivalents:
Beginning of the period	10,353	4,114

End of the period	$9,770	$18,274

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Six Months Ended
	July 28, 2012	July 30, 2011

Net income	$3,507	$10,766
Other comprehensive income (loss), before taxes:
Foreign currency translation	(35)	229
Amortization of unrecognized loss associated with pension plan, before taxes	313	189

Other comprehensive income (loss), before taxes	278	418
Tax provision related to items of other comprehensive income	(121)	—

Other comprehensive income (loss), net of tax	157	418

Comprehensive income	$3,664	$11,184

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended July 28, 2012

(In thousands)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at January 28, 2012	59,359	$594	$293,405	(10,877)	$(87,977)	$(45,948)	$(5,716)	$154,358

Issuance of restricted stock, net of cancellations	(32)	(1)	0					(1)
Stock option compensation expense			543					543
Board of Directors compensation	6	—	21					21
Accumulated other comprehensive income (loss):
Amortization of unrecognized loss associated with pension plan (net of taxes of $82)							231	231
Foreign currency (net of taxes $39)							(74)	(74)
Net income						3,507		3,507

Balance at July 28, 2012	59,333	$593	$293,969	(10,877)	$(87,977)	$(42,441)	$(5,559)	$158,585

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

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

Reclassifications of Prior Periods for Discontinued Operations

Results for the second quarter and first six months of fiscal 2011 have been restated to reflect the operating results of the Company’s European operations as discontinued operations. Results for the first six months of fiscal 2012 include the restatement of the Company’s first quarter of fiscal 2012 to reflect discontinued operations. See Note 5, “Discontinued Operations.”

Segment Information

Through the end of fiscal 2011, the Company managed its business as one reportable segment comprised of three operating segments – B&T Factory Direct™, Casual Male XL® and Rochester Clothing. However, with the continued expansion of the DestinationXL® (“DXL®”) store format and the merger of all of the Company’s websites into one consolidated site, www.destinationxl.com, which carries merchandise from all three of these business formats, the businesses are now managed using retail and direct, as opposed to the previous store formats.

Effective the first quarter of fiscal 2012, the Company reports its operations as one reportable segment, Big & Tall Men’s Apparel, which consists of two principal operating segments: its retail business and its direct businesses. The Company considers its operating segments to be similar in terms of economic characteristics, production processes and operations, and have therefore aggregated them into a single reporting segment. The direct operating segment includes the operating results and assets for LivingXL® and ShoesXL®.

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

Other Intangibles

At July 28, 2012, the “Casual Male” trademark has a carrying value of $5.2 million and is considered a definite-lived asset. The Company is amortizing this trademark, on an accelerated basis consistent with projected cash flows, over an estimated remaining useful life of seven years through fiscal 2018.

The Company’s “Rochester” trademark is considered an indefinite-lived intangible asset and has a carrying value of $1.5 million. During the first six months of fiscal 2012, no event or circumstance occurred which would cause a reduction in the fair value of the Company’s reporting units, requiring interim testing of the Company’s “Rochester” trademark.

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

For the first six months of fiscal 2012 and fiscal 2011, the Company recognized total stock-based compensation expense of $0.5 million and $0.8 million, respectively.

The total compensation cost related to non-vested awards not yet recognized as of July 28, 2012 is approximately $0.7 million which will be expensed over a weighted average remaining life of 26 months.

Valuation Assumptions for Stock Options and Restricted Stock

During the first six months of fiscal 2012, the Company granted stock options to purchase 51,286 shares of common stock. There were no grants of restricted stock during the first six months of fiscal 2012.

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

Each restricted share of common stock was assigned a fair value equal to the closing price of the Company’s common stock on the date of grant. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of stock options granted during the first six months of fiscal 2012 was $1.39 per share.

The following assumptions were used for grants for the first six months of fiscal 2012 and fiscal 2011:

	July 28, 2012	July 30, 2011
Expected volatility	55.0%	55.0%
Risk-free interest rate	0.31—0.67%	0.60—1.89%
Expected life	3.0—4.5 yrs	2.5—4.5 yrs
Dividend rate	—	—

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

There were no stock options exercised during the first six months of fiscal 2012.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 is intended to reduce the cost and complexity of the annual indefinite-lived intangible assets impairment testing by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. As such, there is the possibility that quantitative assessments would not need to be performed if it is more likely than not that no impairment exists. This new update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company will adopt ASU 2012-02 as of December 29, 2012 for its annual impairment testing. The Company does not expect it to significantly affect its testing.

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

Borrowings made pursuant to the Credit Facility will bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% and (c) the one month LIBOR rate) plus a varying percentage, based on the Company’s borrowing base, of 1.00-1.25% for prime-based borrowings and 2.00-2.25% for LIBOR-based borrowings. The Company is also subject to an unused line fee. At July 28, 2012, the Company’s prime-based interest rate was 4.25%.

The Company’s obligations under the Credit Facility are secured by a lien on all of its assets. The Company is not subject to any financial covenants pursuant to the Credit Facility.

At July 28, 2012, the Company had no borrowings outstanding under the Credit Facility. Outstanding standby letters of credit were $2.3 million and documentary letters of credit were $3.2 million. Unused excess availability at July 28, 2012 was $69.5 million. Average borrowings outstanding under this facility during the first six months of fiscal 2012 were less than $160,000, resulting in an average unused excess availability of approximately $69.5 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

The fair value of the amount outstanding under the Credit Facility at July 28, 2012 approximated the carrying value.

3.	Equity

Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the six months ended
(in thousands)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Common Stock Outstanding
Basic weighted average common shares outstanding	47,944	47,476	47,804	47,311
Common Stock Equivalents –Stock options and restricted stock	338	673	438	786

Diluted weighted average common shares Outstanding	48,282	48,149	48,242	48,097

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period, because the exercise price of such options was greater than the average market price per share of common stock for the respective periods.

	For the three months ended		For the six months ended
(in thousands, except exercise prices)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Options	1,702	2,616	1,702	2,528

Range of exercise prices of such options	$3.76 - $10.26	$4.19 - $10.26	$3.76 - $10.26	$4.30 - $10.26

The above options, which were outstanding at July 28, 2012, expire from August 8, 2012 to October 31, 2021.

4.	Income Taxes

At July 28, 2012, the Company had total deferred tax assets of approximately $50.4 million, with a corresponding valuation allowance of $3.5 million. The deferred tax assets include approximately $22.3 million of net operating loss carryforwards and approximately $7.8 million of deferred gain on sale-leaseback and, to a lesser extent, other book/tax timing differences. As of July 28, 2012, the Company had gross net operating loss carryforwards of $61.8 million for federal income tax purposes and $32.0 million for state income tax purposes that are available to offset future taxable income through fiscal year 2031. Included in the net operating loss carryforwards for both federal and state income tax is approximately $10.8 million relating to stock compensation deductions, the tax benefit from which, if realized, will be credited to additional paid-in capital.

For the first six months of fiscal 2011, the Company’s effective tax rate was reduced from the statutory rate due to the utilization of the Company’s fully reserved net operating loss carryforwards. Then in the fourth quarter of fiscal 2011, the Company determined that it was more likely than not that it would be able to realize the benefits of substantially all of its deferred tax assets in the United States. Accordingly, in the fourth quarter of fiscal 2011, the Company recognized an income tax benefit of $47.8 million related to the reversal of substantially all of the deferred tax valuation allowance. As a result of the valuation allowance being reversed, the Company has returned to a normal tax provision. For the first six months of fiscal 2012, the Company’s effective tax rate on income from continuing operations was 40.4% compared to 9.4% for the first six months of fiscal 2011.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to Topic 740, Income Taxes, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At July 28, 2012, the Company had no material unrecognized tax benefits.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 1997, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the first six months of fiscal 2012.

5.	Discontinued Operations

During the second quarter of fiscal 2012, the Company exited its European Direct business and provided formal termination notice to its vendor, who had provided all web store design, order processing, fulfillment and customer call center services for the Company’s European web stores. Included in the loss from discontinued operations for the second quarter and first six months of fiscal 2012 is an early termination fee and settlement of $1.1 million that was paid to Company’s vendor for early termination. The Company’s European Direct business has been unprofitable since inception, with net losses of $2.1 million, $2.0 million, and $1.5 million on net sales of $1.8 million, $1.6 million and $1.2 million in the years ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively.

The results of the European Direct business have been reclassified to reflect the operating results as discontinued operations for all periods presented. The following table summarizes the results from discontinued operations from the Company’s European Direct business for the periods presented.

	For the three months ended		For the six months ended
(in thousands)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Sales	$439	$499	$813	$940
Gross margin	(218)	133	(84)	306
Selling, general and administrative expenses	(1,534)	(704)	(1,845)	(1,256)
Depreciation and amortization	(4)	(4)	(8)	(8)
Benefit from income taxes	—	—	—	—

Loss from discontinued operations, net of taxes	$(1,756)	$(575)	$(1,937)	$(958)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

BUSINESS SUMMARY

Casual Male Retail Group, Inc. together with our subsidiaries is the largest specialty retailer of big & tall men’s apparel with retail operations in the United States and London, England and direct businesses throughout the United States, Canada and Europe. We operate under the trade names of DestinationXL®, Casual Male XL®, Casual Male XL Outlets, Rochester Clothing, B&T Factory Direct™, ShoesXL® and LivingXL®. At July 28, 2012, we operated 339 Casual Male XL retail stores, 60 Casual Male XL outlet stores, 29 DestinationXL (“DXL®”) stores and 13 Rochester Clothing stores. Our direct business includes several catalogs and e-commerce sites which support our brands and product extensions.

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

RESULTS OF OPERATIONS

Financial Summary

For the second quarter of fiscal 2012, income from continuing operations was $3.0 million, or $0.06 per diluted share, as compared to $7.1 million, or $0.15 per diluted share, in the second quarter of fiscal 2011. For the first six months of fiscal 2011 our effective tax rate was 9.3%. Following the reversal of our tax valuation allowance in the fourth quarter of fiscal 2011, our tax rate for the first six months of fiscal 2012 returned to normal tax rate of 40.4%. Assuming a normal tax rate of approximately 40%, adjusted income from continuing operations would have been $0.10 per dilutive share for the second quarter of fiscal 2011. For the first six months of fiscal 2012, income from continuing operations was $5.4 million, or $0.11 per diluted share, as compared to $11.7 million, or $0.24 per diluted share, for the first six months of fiscal 2011. Adjusted income from continuing operations, assuming a normal tax rate, was $0.16 per dilutive share for the first six months of fiscal 2011. Adjusted income from continuing operations is a Non-GAAP measure. See “Presentation of Non-GAAP Measures” below for a reconciliation of this non-GAAP measure.

	For the three months ended:			For the six months ended:
	July 28, 2012 (GAAP)	July 30, 2011 (GAAP)	July 30, 2011 (Non-GAAP)(1)	July 28, 2012 (GAAP)	July 30, 2011 (GAAP)	July 30, 2011 (Non-GAAP)(1)
Diluted EPS for income from continuing operations	$0.06	$0.15	$0.10	$0.11	$0.24	$0.16
Loss from discontinued operations (2)	(0.03)	(0.01)	(0.01)	(0.04)	(0.02)	(0.02)

Net income	$0.03	$0.14	$0.09	$0.07	$0.22	$0.14

(1)	Diluted EPS for income from continuing operations have been adjusted to assume a normal tax rate for comparative purposes. See “Presentation of Non-GAAP Measures” below for a reconciliation of this non-GAAP measure.
(2)	Results for the second quarter and first six months of fiscal 2011 have been restated for discontinued operations in connection with the closure of our European web stores during the second quarter of fiscal 2012.

For the second quarter of fiscal 2012, we experienced a decrease in income from continuing operations, on a comparable tax basis, of $0.04 per diluted share. The primary reasons for this decrease was an increase of approximately $0.9 million in pre-opening occupancy costs associated with our DXL store openings, increased promotional markdowns incurred in the second quarter of fiscal 2012 and approximately $3.0 million in selling, general and administrative (“SG&A”) expenses related to our DXL store growth. In addition, as a result of the “Casual Male” trademark becoming a definite-lived asset, our amortization increased $0.5 million for the second quarter of fiscal 2012.

During the second quarter of fiscal 2012, we discontinued our European Direct business. Included in the loss from discontinued operations for the second quarter and first six months of fiscal 2012 is a $1.1 million early termination fee that we incurred in connection with closing those web stores. The operating results of the European web stores for fiscal 2011 have been reclassified to discontinued operations.

Net income for the second quarter of fiscal 2012 was $1.2 million, or $0.03 per diluted share, as compared to $6.6 million, or $0.14 per diluted share, for the second quarter of fiscal 2011. For comparative purposes, assuming a normal tax rate, adjusted net income for the second quarter of fiscal 2011 was $0.09 per diluted share. For the first six months of fiscal 2012, net income was $3.5 million, or $0.07 per diluted share, as compared to $10.8 million, or $0.22 per diluted share, for the first six months of fiscal 2011. Assuming a normal tax rate for the first six months of fiscal 2011, adjusted net income was $0.14 per diluted share. Adjusted net income is a Non-GAAP measure. See “Presentation on Non-GAAP Measures” below for a reconciliation of this non-GAAP measure.

From a liquidity perspective, at July 28, 2012, we have $9.8 million in cash and cash equivalents, no outstanding debt and full availability under our credit facility.

DestinationXL

During the first six months of fiscal 2012, we have opened 13 DXL® stores, for a total of 29 DXL stores. Of these stores, 25 stores are considered “comparable stores” and had a combined comparable sales increase of 17.1% for the second quarter of fiscal 2012 and 16.8% for the first six months of fiscal 2012 when compared to the second quarter and first six months of fiscal 2011, respectively. For some of these stores that have not reached their one year anniversary, sales are compared to the respective predecessor sales in each market.

For fiscal 2012, we are planning to open a total of 35 DXL stores resulting in approximately 51 DXL stores operating at the end of the year, with at least one store located in most major metropolitan cities across the United States. Our DXL stores offer more than 2,000 styles (versus 600 in our traditional stores), more private label brands and more name brands. The DXL format offers a much greater selection of higher ticket price clothing than ever before, along with our “made-to-measure” custom tailoring service that provides an even broader variety of options. As we continue to open DXL stores, which offer our customer a far superior shopping experience compared to our existing Casual Male stores, our Casual Male stores that are in proximity to an existing DXL store are experiencing increasing negative sales trends when compared to the remainder of the chain of Casual Male stores. Based on the strong performance of our DXL stores and their potential impact to the remainder of the chain and the negative sales trends of Casual Male stores in proximity to DXL stores, we will be accelerating our DXL rollout to take advantage of the significant benefits that the transition to DXL offers. Average dollars per transaction at our DXL stores are currently 41% higher than the average Casual Male XL purchase. Originally, we had expected that the rollout would occur over a 5-year period, as existing store leases expired. However, given the opportunity for greater growth among our DXL stores, we will be accelerating our rollout over the next three years. We expect to open 50-60 DXL stores across the country over each of the next three years with approximately 225 to 250 DXL stores open by the end of fiscal 2015. By the end of fiscal 2012, the DXL stores are expected to be generating approximately 25% of our store sales, and almost 50% by the end of fiscal 2013, on an annualized basis in our retail channel.

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

As a result of our strategic decision to accelerate our DXL store rollout, we expect to incur incremental costs of approximately $15.0 to $20.0 million over the next three years, primarily associated with lease terminations and asset impairments as a result of early store closures, as well as additional SG&A expenses of approximately $2.5 to $3.0 million per year to support the accelerated rollout. The rollout is expected to be substantially completed by the end of fiscal 2015. Our projections, which are based on current economic conditions, suggest that this investment will significantly enhance revenues and produce double digit operating margins for the longer term. Our financial modeling, based upon the performance of the DXL stores to date, indicates that at the end of the three-year accelerated investment period in the DXL concept, the Company’s sales in fiscal 2016 should exceed $600 million with operating margins in excess of 10%. The capital expenditures and incremental SG&A and other charges of approximately $150 million over the next three years, associated with the accelerated rollout, are expected to be fully funded from operating cash flows.

In order to achieve our objectives, we will be also taking a more aggressive approach with respect to marketing. In the first quarter of fiscal 2012, we retained a professional advertising agency to develop a DestinationXL brand strategy and a campaign for a more effective and comprehensive approach to expanding our market share. We expect to accomplish this objective by creating more awareness of the DXL brand through the development of effective outreach programs and targeted marketing initiatives using local media as well as digital marketing. In fall 2012, we will test our new marketing campaign in select markets, and if successful, to be followed by a nationwide rollout in the spring 2013. For fiscal 2013, we have increased our marketing budget to 6% of sales, up from our previous plan of 5%.

Fiscal 2012 Outlook

As a result of the sales erosion that we are experiencing in our Casual Male XL stores because of our new DXL stores, we are adjusting our earnings guidance slightly for fiscal 2012. For fiscal 2012, our revised earnings guidance is based on:

•

Sales in the range of $405.5 to $410.0 million (down from our original guidance of $416.5 to $423.9 million), which is based on a comparable sales increase of 3.0% to 4.0% (down from our original guidance of 4.7% to 6.6%).

•

Improvement in gross margin rate from continuing operations of flat to 75 basis points from fiscal 2011 (down from our original estimate of 60 to 100 basis points). This increase is based on merchandise margins improving by approximately 40 to 100 basis points (down from our original estimate of 50 to 110 basis points), but offset by a 25 to 40 basis point increase in occupancy costs (a change from the original estimate of ±10 basis points).

•

SG&A costs from continuing operations are planned to increase $2.2 million to $5.2 million to a range of $155.0 to $158.0 million, primarily due to the additional store payroll and advertising costs associated with our planned DXL store openings and expected bonus accruals (a change from our original guidance of $6.0 to $7.4 million). Included in this increase is approximately $2.5 million for the additional 53rd week in fiscal 2012. As a percentage of sales, SG&A expenses are expected to improve over last year by 10 to 40 basis points to between 38.0% and 38.3%.

•

We expect that our revised earnings from continued operations for fiscal 2012 will be between $0.22 -$0.25 per diluted share (as compared to our original guidance of $0.22-$0.27 per diluted share). As mentioned above, for the past two fiscal years, our deferred tax assets have been fully reserved, which has resulted in a minimal tax provision of approximately 10%. In the fourth quarter of fiscal 2011, we reversed substantially all of our tax valuation allowance. As a result, we have returned to a normal tax provision for fiscal 2012.

For fiscal 2011, our earnings were $0.89 per diluted share. However, on a non-GAAP basis, before our discontinued operations, trademark impairment, valuation allowance and an adjustment for a normal tax rate of approximately 40.0%, adjusted income from continuing operations, on a diluted basis, was $0.22 per diluted share for fiscal 2011, compared to our revised forecasted earnings of $0.22-$0.25 per diluted share for fiscal 2012. See “Presentation of Non-GAAP Measures” for a reconciliation of this non-GAAP measure.

From a liquidity perspective, we expect cash flow from operating activities of $40.0 million (down from our original guidance of $45.0 million), resulting in free cash flow (as defined below under “Presentation of Non-GAAP Measures”) of approximately $5.0 million (down from our original guidance of $10.0 million). We expect our cash balances to increase to approximately $15.0 million by the end of fiscal 2012 (down from our original guidance of $20.0 million). Our capital expenditures for fiscal 2012 are expected to be approximately $35.0 million. These expenditures will be spent primarily on our planned opening of 35 DXL stores. As we open new DXL stores, we will be closing existing stores in each respective market area. For fiscal 2012, we currently expect to close 70 existing Casual Male stores.

Presentation of Non-GAAP Measures

The presentation of non-GAAP “Adjusted Income from Continuing Operations,” Adjusted Net Income,” “Adjusted Earnings Per Diluted Share from Continuing Operations” and “Adjusted Earnings Per Diluted Share” are not measures determined by generally accepted accounting principles (“GAAP”) and should not be considered superior to or as a substitute for income from continuing operations, net income or earnings per diluted share in accordance with GAAP. We believe that these non-GAAP measures are useful as additional means for investors to evaluate our operating results, when reviewed in conjunction with our GAAP financial statements. We believe the inclusion of these non-GAAP measures enhances an investor’s understanding of the comparability between different periods in different years. The following table reconciles income from continuing operations, net income and earning per diluted share, on a GAAP basis, for the second quarter and first six months of fiscal 2011 to adjusted income from continuing operations, adjusted net income and adjusted earnings per diluted share, on a non-GAAP basis:

Reconciliation of income from continuing operations, GAAP to Non-GAAP

	For the three months ended		For the six months ended
(in thousands, except per share data)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011

Income from continuing operations, on a GAAP basis	$2,994	$7,133	$5,444	$11,724
Add back: actual tax provision recorded		738		1,209
Deduct: estimated income tax provision, assuming an effective tax rate of 40%		(3,148)		(5,173)

Adjusted Income from continuing operations, on a Non-GAAP basis for fiscal 2011	$2,994	$4,723	$5,444	$7,760

Earnings per diluted share from continuing operations, GAAP basis	$0.06	$0.15	$0.11	$0.24
Adjusted earnings per diluted share from continuing operations, on a non-GAAP basis	$0.06	$0.10	$0.11	$0.16

Reconciliation net income GAAP to Non-GAAP

	For the three months ended		For the six months ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011

Net income, on a GAAP basis	$1,238	$6,558	$3,507	$10,766
Add back: actual tax provision recorded	—	738	—	1,209
Deduct: estimated income tax provision, assuming an effective rate of 40%	—	(3,148)	—	(5,173)

Adjusted net income, on a Non-GAAP basis for 2011	$1,238	$4,148	$3,507	$6,802

Earnings per diluted share, GAAP basis	$0.03	$0.14	$0.07	$0.22
Adjusted earnings per diluted share, non-GAAP basis	$0.03	$0.09	$0.07	$0.14

Weighted average number of common shares outstanding on a diluted basis	48,282	48,149	48,242	48,097

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

	For the six months ended:		Projected Cash Flow
(in millions)	July 28, 2012	July 30, 2011	Fiscal 2012
Cash flow from operating activities	$10.8	$18.2	$40.0
Less: Capital expenditures	(11.5)	(4.8)	(35.0)
Less: Discretionary store asset Acquisitions, if applicable	—	—	—

Free Cash Flow	$(0.7)	$13.4	$5.0

In the above discussion under “Fiscal 2012 Outlook”, we present “Adjusted Income from Continuing Operations, per diluted share” for fiscal 2011 of $0.22 per diluted share. This is not a measure determined by GAAP and should not be considered superior to or as a substitute for net income or earnings per diluted share in accordance with GAAP. We believe that this non-GAAP measure is useful as an additional means for investors to evaluate our operating results, when reviewed in conjunction with our GAAP financial statements. We believe that the inclusion of this non-GAAP measure enhances an investor’s understanding of the comparability between different periods in different years. The following table is a reconciliation of earnings per diluted share on a GAAP-basis to adjusted income from continuing operations, per diluted share, on a non-GAAP basis for fiscal 2011:

Earnings per share, on a diluted basis (Fiscal 2011)

Earnings per diluted share, GAAP basis for fiscal 2011	$0.89
Add:
Loss from discontinued operations	$0.04
Provision for trademark impairment	$0.29
($23.1 million less $9.1 million deferred tax benefit)
Deduct:
Non-recurring reversal of valuation allowance	($0.88)
($42.5 million)
Incremental Income tax provision on continuing operations, assuming effective tax rate of approximately 40.0% instead of actual 8.4% effective tax rate	($0.12)

Adjusted income from continuing operations, per diluted share, non-GAAP	$0.22

Sales

For the second quarter of fiscal 2012, total sales of $100.5 million were flat with the second quarter of fiscal 2011. Comparable sales for the second quarter increased 2.0% when compared to the same period of the prior year. On a comparable basis, sales from our retail business increased 1.6% while our U.S. direct business increased 3.4%. The increase in the retail business of 1.6% was primarily driven by our DXL stores which had a 17.1% comparable store increase over the prior year.

Overall, sales for the second quarter of fiscal 2012 continued to be sluggish, primarily driven by a decrease in transactions and some erosion in our customer base. In addition, our Casual Male XL stores, which are in close proximity to an existing DXL store location, experienced negative comparable sales for the second quarter of approximately 2.4% as compared to the remainder of our Casual Male XL stores, which experienced positive comparable sales of approximately 2.0%. The sales erosion of Casual Male XL stores is expected to continue as the store growth in DXL stores increases. As we discussed above, we believe that our accelerated DXL rollout plan, together with our DXL marketing campaign, will benefit our top line growth.

For the first six months of fiscal 2012, total sales were $196.0 million as compared to $195.8 million for the first six months of fiscal 2011. Comparable sales for the first six months increased 2.0% when compared to the same period of the prior year. On a comparable basis, sales from our retail business increased 2.7% while our U.S. direct business decreased 0.3%. Sales from our direct business were negatively impacted during the first quarter of fiscal 2012 by the poor performance of our new format catalog in March 2012 contributing to an approximate $1.5 million loss of sales, or approximately 9% in direct sales for the first quarter of fiscal 2012. The catalog was the first of its kind and was intended to replace our legacy catalogs. We plan to re-launch a redesigned DXL catalog in early fall. Over the long term, we expect to eliminate our legacy brand catalogs gradually, and move much of our direct channel marketing efforts to digital and use our DXL catalog only for our most ardent direct channel shoppers.

Gross Profit Margin

For the second quarter of fiscal 2012, our gross margin rate, inclusive of occupancy costs, was 46.4% as compared to a gross margin rate of 48.4% for the second quarter of fiscal 2011. The decrease of 200 basis points for the second quarter of fiscal 2012 was the result of a decrease of 120 basis points in merchandise margins plus an increase of 80 basis points in occupancy costs. Our merchandise margin was negatively impacted during the second quarter of fiscal 2012 by an increase in promotional activities incurred in connection with a May promotional event. On a dollar basis, occupancy costs for the second quarter of fiscal 2012 increased 5.3% over the prior year. This increase is largely due to the timing of our 13 DXL store openings and the associated pre-opening occupancy costs incurred.

For the first six months of fiscal 2012, our gross margin rate, inclusive of occupancy costs, was 47.1% as compared to a gross margin rate of 47.7% for the first six months of fiscal 2011. The decrease of 60 basis points for the first six months of fiscal 2012 was the result of a decrease of 20 basis points in merchandise margins plus an increase of 40 basis points in occupancy costs, as a result of higher occupancy costs related to the timing of the DXL store openings.

For fiscal 2012, we are expecting improvement of 40 to 100 basis points in merchandise margins, but that occupancy costs will increase by 25 to 40 basis points, resulting in a gross margin rate from continuing operations for fiscal 2012 that is flat to 75 basis points better than fiscal 2011.

Selling, General and Administrative Expenses

SG&A expenses for the second quarter of fiscal 2012 were 37.4% of sales as compared to 37.5% of sales for the second quarter of fiscal 2011. On a dollar basis, SG&A expenses of $37.6 million for the second quarter of fiscal 2012 were flat to the prior year’s second quarter.

For the first six months of fiscal 2012, SG&A expenses were 38.5% of sales as compared to 37.9% for the first six months of fiscal 2011. On a dollar basis, SG&A expenses increased $1.2 million, or 1.6%, for the first six months of fiscal 2012 as compared to the first six months of fiscal 2011.

Included in SG&A costs for the first six months of fiscal 2012 is approximately $3.0 million of additional costs associated with our DXL growth initiative. With the planned opening of 35 stores in fiscal 2012, 13 of which are already open, we have incurred an incremental $3.0 million in SG&A costs associated with additional pre-opening payroll, training, store operations and increased marketing. These increases were offset by other cost savings including the reduction in bonus accrual for the first six months of fiscal 2012 as compared to fiscal 2011.

While we are expecting our SG&A expenses from continuing operations for fiscal 2012 to increase by $2.2 to $5.2 million from fiscal 2011, SG&A expenses as a percentage of sales are expected to improve by 10 to 40 basis points. The increase in dollars is primarily related to the 53rd week in fiscal 2012. On a comparable 52-week period, SG&A expenses are expected to be flat to $2.7 million higher due to increased store payroll to support our planned opening of 35 new DXL stores, incremental marketing costs associated with those new stores as well as an accrual for bonuses, which were not achieved in fiscal 2011. Overall, we expect to limit our SG&A growth rates, except where necessary to support our growth activities or where there are unanticipated costs that are necessary to support our overall activities.

Depreciation and Amortization

Depreciation and amortization for the second quarter of fiscal 2012 was $3.7 million as compared to $3.0 million for the second quarter of fiscal 2011. For the first six months of fiscal 2012, depreciation and amortization expense was $7.4 million as compared to $6.0 million for the first six months of fiscal 2011. The primary reason for the increase of $0.7 million and $1.4 million for the second quarter and first six months of fiscal 2012, respectively, was due to the amortization of approximately $0.5 million and $1.0 million for the second quarter and first six months of fiscal 2012, respectively, associated with our “Casual Male” trademark. In the fourth quarter of fiscal 2011, our “Casual Male” trademark, with a then-carrying value of $6.1 million, was changed to a definite-lived asset which is being amortized on an accelerated basis over an estimated remaining useful life of seven years.

Interest Expense, Net

Net interest expense of $0.1 million for the second quarter of fiscal 2012 was flat with the second quarter of fiscal 2011. For the first six months of fiscal 2012, interest expense was $0.3 million as compared to $0.2 million for the first six months of fiscal 2011. The interest expense for both periods primarily relates to the unused line fee on our credit facility as a result of having minimal borrowings during each quarter and first six months.

Income Taxes

At July 28, 2012, our total deferred tax assets were approximately $50.4 million, with a corresponding valuation allowance of $3.5 million. The deferred tax assets include approximately $22.3 million of net operating loss carryforwards and approximately $7.8 million of deferred gain on our sale-leaseback and, to a lesser extent, other book/tax timing differences.

For the second quarter and first six months of fiscal 2011, our effective tax rate was reduced from the statutory rate due to the utilization of our fully reserved net operating loss carryforwards. Then in the fourth quarter of fiscal 2011, we determined that it was more likely than not that we would be able to realize the benefits of substantially all of our deferred tax assets. Accordingly, in the fourth quarter of fiscal 2011, we recognized an income tax benefit of $47.8 million related to the reversal of substantially all of the deferred tax valuation allowance. As a result of the valuation allowance being reversed, we have returned to a normal tax provision. For the first six months of fiscal 2012, our effective tax rate on income from continuing operations was 40.4% compared to 9.4% for the first six months of fiscal 2011.

Discontinued Operations

In the second quarter of fiscal 2012, we closed our European Direct business. The operating results for the European Direct business have been reclassified to discontinued operations for all periods. Included in the results for the second quarter and first six months of fiscal 2012 is an early termination fee of $1.1 million which was paid to our vendor, who provided the web store design, order processing, fulfillment and customer call center services for our European web stores.

Net Income

For the second quarter of fiscal 2012, net income was $1.2 million, or $0.03 per diluted share, compared to net income of $6.6 million, or $0.14 per diluted share, for the second quarter of fiscal 2011. Assuming a normal tax rate of 40.0% for fiscal 2011, adjusted net income for the second quarter of fiscal 2011 was $0.09 per diluted share.

For the first six months of fiscal 2012, net income was $3.5 million, or $0.07 per diluted share, compared to net income of $10.8 million, or $0.22 per diluted share, for the first six months of fiscal 2011. Assuming a normal tax rate of 40.0% for fiscal 2011, adjusted net income for the first six months of fiscal 2011 was $0.14 per diluted share.

The decrease of $0.07 per diluted share in earnings for the first six months of fiscal 2012, on a comparative tax basis, with fiscal 2011 is due to an increase in the loss from discontinued operations of $0.02 per diluted share and a decrease in income from continuing operations of approximately $0.05 per diluted share as a result of an increased occupancy and SG&A costs of approximately $3.9 million associated with our DXL rollout.

Inventory

At July 28, 2012, total inventory was $103.6 million compared to $104.2 million at January 28, 2012 and $95.0 million at July 30, 2011.

While inventory dollars increased 9.1% from July 30, 2011 as a result of cost increases and shifting product mix, units decreased by 4%. Unit inventories in branded product have increased by approximately 35% over the prior year to support the DXL store product assortments.

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

We currently believe that our existing cash generated by operations together with our availability under our credit facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements. For the first six months of fiscal 2012, free cash flow, which we define as cash flow from operating activities, less capital expenditures and discretionary store asset acquisitions, if any, decreased by $14.1 million to $(0.7) million from $13.4 million for the first six months of fiscal 2011. This decrease in free cash flow was principally due to the increase in capital expenditures of $6.7 million related to the new store openings, $3.9 million of occupancy and SG&A expenses related to our DXL growth initiatives and a prepayment penalty included in our discontinued operations of approximately $1.1 million. See “Presentation of Non-GAAP Measure” above regarding non-GAAP free cash flow.

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

We had no borrowings outstanding under the Credit Facility at July 28, 2012. Outstanding standby letters of credit were $2.3 million and outstanding documentary letters of credit were $3.2 million. The average monthly borrowing outstanding under this facility during the first six months of fiscal 2012 was less than $160,000, resulting in an average unused excess availability of approximately $69.5 million. Unused excess availability at July 28, 2012 was $69.5 million. Our obligations under the Credit Facility are secured by a lien on all of our assets. The facility contains no financial covenants.

Capital Expenditures

The following table sets forth the open stores and related square footage at July 28, 2012 and July 30, 2011, respectively:

	At July 28, 2012		At July 30, 2011
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
Casual Male XL	399	1,396	437	1,565
DXL	29	298	6	69
Rochester Clothing	13	118	15	127

Total Stores	441	1,812	458	1,761

Total cash outlays for capital expenditures for the first six months of fiscal 2012 and fiscal 2011 were $11.5 million and $4.8 million, respectively. The capital expenditures incurred in the first six months of fiscal 2012 were primarily related to the 13 new DXL stores that opened during the first six months of fiscal 2012.

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

Store Count

Below is a summary of store openings and closings since January 28, 2012:

	Casual Male	DXL	Rochester Clothing	Total stores
At January 28, 2012	420	16	14	450
New stores	—	13	—	13
Closed stores	(21)	—	(1)	(22)

At July 28, 2012	399	29	13	441

For the remainder of fiscal 2012, we expect to open an additional 22 DXL locations (9 stores in the third quarter and 13 stores in the fourth quarter). In connection with those store openings, we expect to close approximately 50 additional Casual Male XL stores by the end of fiscal 2012. For fiscal 2013, we currently plan to open 60 DXL stores and close approximately 123 Casual Male XL stores and 2 Rochester Clothing stores.

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires November 10, 2014, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At July 28, 2012, we had no outstanding borrowings. Because our average outstanding borrowings during the first six months of fiscal 2012 were less than $160,000, any increase in interest rates would have been immaterial to the financial results for the first six months of fiscal 2012.

Foreign Currency

Our Sears Canada catalog operations conduct business in Canadian dollars and our Rochester Clothing store located in London, England conducts business in British pounds. Our international e-commerce sites, which were closed during the second quarter of fiscal 2012, conducted business in Euros and British pounds. If the value of the Canadian dollar, British pound or Euro against the U.S. dollar weakens, the revenues and earnings of these operations will be reduced when they are translated or remeasured to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of July 28, 2012, sales from our Sears Canada operations, our London Rochester Clothing store and our international e-commerce sites were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse affect on our financial position or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 28, 2012. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 28, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended July 28, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the resolution of those matters will not have a material adverse impact on our future results of operations or financial position.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended January 28, 2012 filed with the SEC on March 16, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Employment Agreement between the Company and Derrick Walker dated as of May 29, 2012.

10.2	First Amendment to the Employment Agreement between the Company and Derrick Walker dated as of May 29, 2012.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. **

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.

Date: August 17, 2012	By:	/S/ PETER H. STRATTON, JR.
Peter H. Stratton, Jr.
Senior Vice President of Finance, Corporate Controller
and Chief Accounting Officer