Form 10-Q
period 2012-10-27
CASUAL MALE RETAIL GROUP INC
filed 2012-11-16
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended October 27, 2012	Commission File Number 01-34219

CASUAL MALE RETAIL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of October 27, 2012 was 48,594,796.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 27, 2012	January 28, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,198	$10,353
Accounts receivable	3,480	3,627
Inventories	116,080	104,167
Deferred income taxes	6,341	6,435
Prepaid expenses and other current assets	9,491	8,825

Total current assets	140,590	133,407

Property and equipment, net of accumulated depreciation and amortization	62,739	45,933

Other assets:
Intangible assets	6,908	8,654
Deferred income taxes	41,787	43,935
Other assets	1,951	1,792

Total assets	$253,975	$233,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of deferred gain on sale-leaseback	$1,465	$1,465
Accounts payable	29,369	24,657
Accrued expenses and other current liabilities	35,454	28,784
Notes payable	7,612	—

Total current liabilities	73,900	54,906

Long-term liabilities:
Deferred gain on sale-leaseback, net of current portion	17,952	19,051
Other long-term liabilities	4,563	5,406

Total liabilities	96,415	79,363

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding at October 27, 2012 and January 28, 2012	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 59,472,235 and 59,358,653 issued at October 27, 2012 and January 28, 2012, respectively	595	594
Additional paid-in capital	294,392	293,405
Accumulated deficit	(44,041)	(45,948)
Treasury stock at cost, 10,877,439 shares at October 27, 2012 and January 28, 2012	(87,977)	(87,977)
Accumulated other comprehensive loss	(5,409)	(5,716)

Total stockholders’ equity	157,560	154,358

Total liabilities and stockholders’ equity	$253,975	$233,721

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

Sales	$88,739	$88,991	$284,782	$284,793

Cost of goods sold, including occupancy	49,732	48,971	153,535	151,322

Gross profit	39,007	40,020	131,247	133,471

Expenses:
Selling, general and administrative	37,689	37,838	113,074	112,047
Depreciation and amortization	3,844	2,968	11,278	9,028

Total expenses	41,533	40,806	124,352	121,075

Operating income (loss)	(2,526)	(786)	6,895	12,396

Other expense, net	—	(252)	—	(252)
Interest expense, net	(151)	(136)	(438)	(384)

Income (loss) from continuing operations before provision (benefit) for income taxes	(2,677)	(1,174)	6,457	11,760

Provision (benefit) for income taxes	(1,073)	(175)	2,617	1,034

Income (loss) from continuing operations	(1,604)	(999)	3,840	10,726
Income (loss) from discontinued operations, net of taxes	4	(597)	(1,933)	(1,555)

Net income (loss)	$(1,600)	$(1,596)	$1,907	$9,171

Net income (loss) per share – basic and diluted
Income (loss) from continuing operations	$(0.03)	$(0.02)	$0.08	$0.22
Income (loss) from discontinued operations	$(0.00)	$(0.01)	$(0.04)	$(0.03)
Net income (loss) per share – basic and diluted	$(0.03)	$(0.03)	$0.04	$0.19

Weighted average number of common shares outstanding
- basic	48,053	47,533	47,887	47,385
- diluted	48,053	47,533	48,336	48,120

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 27, 2012	October 29, 2011
Cash flows from operating activities:
Net income	$1,907	$9,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,278	9,028
Amortization of deferred gain from sale-leaseback	(1,099)	(1,099)
Deferred income taxes, net of valuation allowance	2,242	576
Stock based compensation expense	874	1,276
Issuance of common stock to Board of Directors	114	108

Changes in operating assets and liabilities:
Accounts receivable	(57)	(166)
Inventories	(11,913)	(22,050)
Prepaid expenses	(825)	(2,095)
Other assets	39	79
Accounts payable	4,712	15,840
Income taxes payable	—	(242)
Accrued expenses and other current liabilities	1,092	1,240

Net cash provided by operating activities	8,364	11,666

Cash flows from investing activities:
Additions to property and equipment	(21,335)	(10,956)
Net proceeds from sale of subsidiary, LP Innovations, Inc.	204	207

Net cash used for investing activities	(21,131)	(10,749)

Cash flows from financing activities:
Net borrowings under credit facility	7,612	—
Proceeds from the issuance of common stock under option program	—	594

Net cash provided by financing activities	7,612	594

Net change in cash and cash equivalents	(5,155)	1,511
Cash and cash equivalents:
Beginning of the period	10,353	4,114

End of the period	$5,198	$5,625

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Nine Months Ended
	October 27, 2012	October 29, 2011

Net income	$1,907	$9,171
Other comprehensive income (loss), before taxes:
Foreign currency translation	51	44
Amortization of unrecognized loss associated with pension plan, before taxes	470	295

Other comprehensive income (loss), before taxes	521	339
Tax provision related to items of other comprehensive income	(214)	—

Other comprehensive income (loss), net of tax	307	339

Comprehensive income	$2,214	$9,510

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended October 27, 2012

(In thousands)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total

Balance at January 28, 2012	59,359	$594	$293,405	(10,877)	$(87,977)	$(45,948)	$(5,716)	$154,358

Issuance of restricted stock, net of cancellations	(32)	—	—					—
Stock option compensation expense			874					874
Board of Directors compensation	29	—	114					114
Exercises under option programs	116	1	(1)					—
Accumulated other comprehensive income (loss):
Amortization of unrecognized loss associated with pension plan (net of taxes of $162)							308	308
Foreign currency (net of taxes $52)							(1)	(1)
Net income						1,907		1,907

Balance at October 27, 2012	59,472	$595	$294,392	(10,877)	$(87,977)	$(44,041)	$(5,409)	$157,560

The accompanying notes are an integral part of the consolidated financial statements.

CASUAL MALE RETAIL GROUP, INC.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

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

Reclassifications of Prior Periods for Discontinued Operations

Results for the third quarter and first nine months of fiscal 2011 have been restated to reflect the operating results of the Company’s European operations as discontinued operations. Results for the first nine months of fiscal 2012 include the restatement of the Company’s first quarter of fiscal 2012 to reflect discontinued operations. See Note 5, “Discontinued Operations.”

Segment Information

Through the end of fiscal 2011, the Company managed its business as one reportable segment comprised of three operating segments – B&T Factory Direct™, Casual Male XL® and Rochester Clothing. However, with the continued expansion of the Destination XL® (“DXL®”) store format and the merger of all of the Company’s websites into one consolidated site, www.destinationxl.com, which carries merchandise from all three of these business formats, the businesses are now managed using retail and direct, as opposed to the previous store formats.

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

Intangible Assets

At October 27, 2012, the “Casual Male” trademark has a carrying value of $4.7 million and is considered a definite-lived asset. The Company is amortizing this trademark, on an accelerated basis consistent with projected cash flows, over an estimated useful life through fiscal 2018.

The Company’s “Rochester” trademark is considered an indefinite-lived intangible asset and has a carrying value of $1.5 million. During the first nine months of fiscal 2012, no event or circumstance occurred which would cause a reduction in the fair value of the Company’s reporting units, requiring interim testing of the Company’s “Rochester” trademark.

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

For the first nine months of fiscal 2012 and fiscal 2011, the Company recognized total stock-based compensation expense of $0.9 million and $1.3 million, respectively.

The total compensation cost related to non-vested awards not yet recognized as of October 27, 2012 is approximately $0.5 million which will be expensed over a weighted average remaining life of 24 months.

Valuation Assumptions for Stock Options and Restricted Stock

During the first nine months of fiscal 2012, the Company granted stock options to purchase 51,286 shares of common stock. There were no grants of restricted stock during the first nine months of fiscal 2012.

During the first nine months of fiscal 2011, the Company granted 569,661 shares of restricted stock of which 538,661 shares were granted to members of management as a result of the Company achieving certain performance targets pursuant to its LTIP for fiscal 2010. In addition, during the first nine months of fiscal 2011, the Company granted stock options to purchase 85,421 shares of common stock, of which stock options to purchase 72,576 shares of common stock were granted as part of the LTIP for fiscal 2010.

Each restricted share of common stock was assigned a fair value equal to the closing price of the Company’s common stock on the date of grant. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of stock options granted during the first nine months of fiscal 2012 was $1.39 per share.

The following assumptions were used for grants for the first nine months of fiscal 2012 and fiscal 2011:

	October 27, 2012	October 29, 2011
Expected volatility	55.0%	55.0%
Risk-free interest rate	0.31-0.67%	0.32-1.89%
Expected life	3.0-4.5 yrs	2.5-4.5 yrs
Dividend rate	—	—

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

During the first nine months of fiscal 2012, options to purchase 400,000 shares of common stock, with an intrinsic value of $0.5 million, were exercised through net share settlement. As a result, only 116,389 shares were issued.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 is intended to reduce the cost and complexity of the annual indefinite-lived intangible assets impairment testing by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. As such, there is the possibility that quantitative assessments would not need to be performed if it is more likely than not that no impairment exists. This new update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company will adopt ASU 2012-02 as of December 29, 2012 for its annual impairment testing. The Company does not expect it to affect its testing significantly.

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

Borrowings made pursuant to the Credit Facility will bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% and (c) the one month LIBOR rate) plus a varying percentage, based on the Company’s borrowing base, of 1.00-1.25% for prime-based borrowings and 2.00-2.25% for LIBOR-based borrowings. The Company is also subject to an unused line fee. At October 27, 2012, the Company’s prime-based interest rate was 4.25%.

The Company’s obligations under the Credit Facility are secured by a lien on all of its assets. The Company is not subject to any financial covenants pursuant to the Credit Facility.

At October 27, 2012, the Company had outstanding borrowings of $7.6 million under the Credit Facility. Outstanding standby letters of credit were $2.1 million and documentary letters of credit were $0.9 million. Unused excess availability at October 27, 2012 was $64.4 million. Average borrowings outstanding under this facility during the first nine months of fiscal 2012 were less than $1.0 million, resulting in an average unused excess availability of approximately $69.2 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

The fair value of the amount outstanding under the Credit Facility at October 27, 2012 approximated the carrying value.

3.	Equity

Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the nine months ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
(in thousands)
Common Stock Outstanding
Basic weighted average common shares outstanding	48,053	47,533	47,887	47,385
Common Stock Equivalents -Stock options and restricted stock, excludes anti-dilutive options of 410 shares and 645 shares for the three months ended October 27, 2012 and October 29, 2011, respectively	—	—	449	735

Diluted weighted average common shares outstanding	48,053	47,533	48,336	48,120

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period, because the exercise price of such options was greater than the average market price per share of common stock for the respective periods.

	For the three months ended		For the nine months ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
(in thousands, except exercise prices)
Options	1,474	2,743	1,657	2,588

Range of exercise prices of such options	$4.24 - $10.26	$3.98 - $10.26	$3.76 - $10.26	$4.14 - $10.26

The above options, which were outstanding at October 27, 2012, expire from June 30, 2013 to October 31, 2021.

4.	Income Taxes

At October 27, 2012, the Company had total deferred tax assets of approximately $51.7 million, with a corresponding valuation allowance of $3.6 million. The deferred tax assets include approximately $21.7 million of net operating loss carryforwards and approximately $7.7 million of deferred gain on sale-leaseback and, to a lesser extent, other book/tax timing differences. As of October 27, 2012, the Company had gross net operating loss carryforwards of $61.1 million for federal income tax purposes and $38.5 million for state income tax purposes that are available to offset future taxable income through fiscal year 2031. Included in the net operating loss carryforwards for both federal and state income tax is approximately $11.5 million relating to stock compensation deductions, the tax benefit from which, if realized, will be credited to additional paid-in capital.

For the first nine months of fiscal 2011, the Company’s effective tax rate was reduced from the statutory rate due to the utilization of the Company’s fully reserved net operating loss carryforwards. Then in the fourth quarter of fiscal 2011, the Company determined that it was more likely than not that it would be able to realize the benefits of substantially all of its deferred tax assets in the United States. Accordingly, in the fourth quarter of fiscal 2011, the Company recognized an income tax benefit of $47.8 million related to the reversal of substantially all of the deferred tax valuation allowance.

As a result of the valuation allowance being reversed, the Company has returned to a normal tax provision. For the first nine months of fiscal 2012, the Company’s effective tax rate on income from continuing operations was 40.5% compared to 8.8% for the first nine months of fiscal 2011.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to Topic 740, Income Taxes, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At October 27, 2012, the Company had no material unrecognized tax benefits.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 1997, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the first nine months of fiscal 2012.

5.	Discontinued Operations

During the second quarter of fiscal 2012, the Company exited its European Direct business and provided formal termination notice to its vendor, who had provided all web store design, order processing, fulfillment and customer call center services for the Company’s European web stores. Included in the loss from discontinued operations for the first nine months of fiscal 2012 is an early termination and settlement fee of $1.1 million that was paid to Company’s vendor for early termination. The Company’s European Direct business has been unprofitable since inception, with net losses of $2.1 million, $2.0 million, and $1.5 million on net sales of $1.8 million, $1.6 million and $1.2 million in the years ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively.

The results of the European Direct business have been reclassified to reflect the operating results as discontinued operations for all periods presented. The following table summarizes the results from discontinued operations from the Company’s European Direct business for the periods presented.

	For the three months ended		For the nine months ended
(in thousands)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Sales	$—	$431	$813	$1,371
Gross margin	—	195	(84)	501
Selling, general and administrative expenses	4	(788)	(1,841)	(2,044)
Depreciation and amortization	—	(4)	(8)	(12)
Benefit from income taxes	—	—	—	—

Income (loss) from discontinued operations, net of taxes	$4	$(597)	$(1,933)	$(1,555)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

BUSINESS SUMMARY

Casual Male Retail Group, Inc. together with our subsidiaries is the largest specialty retailer of big & tall men’s apparel with retail operations in the United States and London, England and direct businesses throughout the United States, and Canada. We operate under the trade names of Destination XL®, Casual Male XL®, Casual Male XL Outlets, Rochester Clothing, B&T Factory Direct™, ShoesXL® and LivingXL®. At October 27, 2012, we operated 327 Casual Male XL retail stores, 59 Casual Male XL outlet stores, 34 Destination XL (“DXL®”) stores and 12 Rochester Clothing stores. Our direct business includes several catalogs and e-commerce sites which support our brands and product extensions.

Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Casual Male Retail Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years which end on February 2, 2013 and January 28, 2012 as “fiscal 2012” and “fiscal 2011,” respectively. Fiscal 2012 is a 53-week period and Fiscal 2011 was a 52-week period.

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

RESULTS OF OPERATIONS

Financial Summary

As we disclosed in the second quarter of fiscal 2012 and which is discussed in detail below, we are in the process of significantly transforming our business as we accelerate our DXL® store openings and close our existing Casual Male XL stores. Our DXL stores outperform our Casual Male XL stores and as the chain is converted, we believe that our sales growth will improve. However, during the transition, we are experiencing some erosion among our Casual Male XL stores which are located near opened DXL stores. Sales from our DXL stores represented 14% of our retail sales for the third quarter and 11% of our retail sales for the first nine months of fiscal 2012. By the end of fiscal 2012, we expect that the penetration of our DXL stores will approach almost 25% of our retail business.

To support this growth, our results for the third quarter of fiscal 2012 included costs and charges of $3.0 million, or $0.04 per diluted share, related to our DXL store growth initiative. These costs include approximately $0.2 million in pre-opening occupancy costs associated with our DXL store openings, approximately $2.3 million in selling, general and administrative (“SG&A”) expenses related to store opening, infrastructure costs and marketing and $0.5 million of additional amortization as a result of our “Casual Male” trademark becoming a definite-lived asset.

For the third quarter of fiscal 2012, we reported a loss from continuing operations of $1.6 million, or $(0.03) per diluted share, as compared to a loss from continuing operations of $1.0 million, or $(0.02) per diluted share, for the third quarter of fiscal 2011. This decrease was primarily the result of a sales shortfall. Comparable sales from our retail stores were up 2.5%, which was lower than our expectations, and comparable sales from our direct business for the third quarter was down 3.0%, principally driven by a decrease in our catalog sales. Sales from our catalogs and call center were down 33.0% for the third quarter, while sales from our websites, which account for approximately 68% of our direct business, were up 11.0%. Throughout fiscal 2012, there has been a shift in the direct business resulting from our customers responding less to traditional catalogs. In response to this new trend, we have intensified our digital marketing efforts which include emails, web searches, internet banners, and affiliate sites. Our gross margin for the third quarter of fiscal 2012 also impacted earnings slightly due to an increase of approximately 6.5% in clearance markdowns as compared to the prior year’s third quarter. While the decrease in our catalog sales has affected our direct business in the short-term, we expect our digital marketing efforts will make up for this shortfall in the long-term. In addition, as a result of decreasing our catalog circulation, we expect that our operating margins in our direct business will benefit from this shift.

For the first nine months of fiscal 2012, income from continuing operations was $3.8 million, or $0.08 per diluted share, as compared to $10.7 million, or $0.22 per diluted share, for the first nine months of fiscal 2011. For the first nine months of fiscal 2011 our effective tax rate was 8.8%. Following the reversal of our tax valuation allowance in the fourth quarter of fiscal 2011, our tax rate for the first nine months of fiscal 2012 returned to a normal tax rate of 40.5%. Adjusted income from continuing operations for the first nine months of fiscal 2011, assuming a normal tax rate of 40.0%, was $0.14 per dilutive share. Adjusted income from continuing operations is a Non-GAAP measure. See “Presentation of Non-GAAP measures” below for a reconciliation of this non-GAAP measure.

Based on adjusted income from continuing operations for the first nine months of fiscal 2011, the decrease in earnings of $0.06 per diluted share is primarily attributable to a relatively flat sales base in the business, other than the DXL stores, and an approximately $6.6 million, or $0.08 per diluted share, increase in costs to support our DXL roll-out. Comparable sales for the first nine months of fiscal 2012 increased 1.9% with our retail business up 2.6% while our direct business decreased 1.6%. Similar to the third quarter, our direct business for the first nine months of fiscal 2012 has been negatively impacted by the poor performance of our catalog business. As a result of increased promotional markdowns during the second quarter of fiscal 2012 as well as our clearance markdowns in the third quarter of fiscal 2012, our gross margin rate is down 80 basis points.

The $6.6 million, or $0.08 per diluted share, increase in costs associated with our DXL initiative consists of approximately $0.7 million in pre-opening occupancy costs, $4.5 million in SG&A expenses and an increase in amortization of $1.4 million related to our “Casual Male” trademark becoming a definite-lived asset.

	For the three months ended:			For the nine months ended:
	10/27/12 (GAAP)	10/29/11 (GAAP)	10/29/11 (Non-GAAP)(1)	10/27/12 (GAAP)	10/29/11 (GAAP)	10/29/11 (Non-GAAP)(1)
Diluted Earnings Per Share:
Income (loss) from continuing operations	$(0.03)	$(0.02)	$(0.02)	$0.08	$0.22	$0.14
Loss from discontinued operations (2)	—	(0.01)	(0.01)	(0.04)	(0.03)	(0.03)

Net income (loss)	$(0.03)	$(0.03)	$(0.03)	$0.04	$0.19	$0.11

(1)	Diluted EPS for income (loss) from continuing operations have been adjusted to assume a normal tax rate for comparative purposes. See “Presentation of Non-GAAP Measures” below for a reconciliation of this non-GAAP measure.
(2)	Results for the third quarter and first nine months of fiscal 2011 have been restated for discontinued operations in connection with the closure of our European web stores during the second quarter of fiscal 2012.

The net loss for the third quarter of fiscal 2012 of $1.6 million, or $(0.03) per diluted share, was flat when compared to the third quarter of fiscal 2011. Net income for the first nine months of fiscal 2012 was $1.9 million, or $0.04 per diluted share, as compared to $9.2 million, or $0.19 per diluted share, for the first nine months of fiscal 2011. Assuming a normal tax rate for the first nine months of fiscal 2011, adjusted net income was $0.11 per diluted share. Adjusted net income is a Non-GAAP measure. See “Presentation of Non-GAAP Measures” below for a reconciliation of this non-GAAP measure.

Included in the loss from discontinued operations for the first nine months of fiscal 2012 is a $1.1 million early termination fee that we incurred in connection with closing our European direct business. The operating results of the European web stores for fiscal 2011 have been reclassified to discontinued operations.

From a liquidity perspective, at October 27, 2012, we have $5.2 million in cash and cash equivalents and outstanding borrowings under our credit facility of $7.6 million. At October 27, 2012, we had $64.4 million of availability under our credit facility.

Destination XL

During the first nine months of fiscal 2012, we have opened 18 DXL® stores, for a total of 34 DXL stores. Of these stores, 31 stores are considered “comparable stores” and had a combined comparable sales increase of 13.8% for the third quarter of fiscal 2012 and 15.5% for the first nine months of fiscal 2012 when compared to the third quarter and first nine months of fiscal 2011, respectively. For some of these stores that have not reached their one year anniversary, sales are compared to the respective predecessor sales in each market. For the third quarter and first nine months of fiscal 2012, the DXL stores generated approximately 14% and 11% of our retail store sales and contributed 1.9% to comparable sales in the third quarter, and 1.7% to comparable sales for the first nine months.

For fiscal 2012, we are planning to open a total of 32 DXL stores resulting in approximately 48 DXL stores operating at the end of the year, with at least one store located in most major metropolitan cities across the United States. Our DXL stores offer more than 2,000 styles (versus 600 in our traditional stores), more private label brands and more name brands. The DXL format offers a much greater selection of higher ticket price clothing than ever before, along with our “made-to-measure” custom tailoring service that provides an even broader variety of options. As we continue to open DXL stores, which offer our customer a far superior shopping experience compared to our existing Casual Male stores, our Casual Male stores that are in proximity to an existing DXL store are experiencing increasing negative sales trends when compared to the remainder of the chain of Casual Male stores.

As we announced during the second quarter of fiscal 2012, based on the strong performance of our DXL stores and their potential impact to the remainder of the chain and the negative sales trends of Casual Male stores in proximity to DXL stores, we have accelerated our DXL rollout to take advantage of the significant benefits that the transition to

DXL offers. Average dollars per transaction at our DXL stores are currently 35.9% higher than the average Casual Male XL purchase. Originally, we had expected that the rollout would occur over a 5-year period, as existing store leases expired. However, given the opportunity for greater growth among our DXL stores, we are accelerating our rollout over the next three years. We expect to open 50-60 DXL stores across the country over each of the next three years with approximately 225 to 250 DXL stores open by the end of fiscal 2015. By the end of fiscal 2012, the DXL stores are expected to be approaching approximately 25% of our store sales, and nearing 50% by the end of fiscal 2013, on an annualized basis in our retail channel. Sales per square foot in an average DXL store is expected to reach approximately $230 in 2016 as we gain market share from our DXL roll-out. This compares to sales per square foot for our total chain of $178 for fiscal 2011.

Similar to our DXL stores, we see significant opportunities with our Destination XL website, which combines all of our existing e-commerce sites into one enhanced website, with state-of-the-art features and best ecommerce practices. Through our Destination XL website, we try to emulate the store experience. We recognize the importance of “name recognition” in growing an effective DXL business, both in retail stores and direct.

As we previously disclosed, as a result of our strategic decision to accelerate our DXL store rollout, we expect to incur incremental costs of approximately $15.0 to $20.0 million over the next three years, primarily associated with lease terminations and asset impairments as a result of early store closures, as well as additional SG&A expenses of approximately $2.5 to $3.0 million per year to support the accelerated rollout. The rollout is expected to be substantially completed by the end of fiscal 2015. Our projections, which are based on current economic conditions, suggest that this investment will significantly enhance revenues and produce double digit operating margins for the longer term. Our financial modeling, based upon the performance of the DXL stores to date, indicates that at the end of the three-year accelerated investment period in the DXL concept, our sales in fiscal 2016 should exceed $600 million with operating margins in of at least 10%. The capital expenditures and incremental SG&A and other charges of approximately $150 million over the next three years, associated with the accelerated rollout, are expected to be fully funded from operating cash flows.

DXL brand awareness is one of our primary objectives and therefore we are taking a more aggressive approach with respect to marketing. In the first quarter of fiscal 2012, we retained a professional advertising agency to develop a Destination XL brand strategy and a campaign for a more effective and comprehensive approach to expanding our market share, through the development of effective outreach programs and targeted marketing initiatives using local media as well as digital marketing. During the third quarter of fiscal 2012, we began testing a new marketing campaign in five selected markets. This test consisted of varying combinations of television, radio and digital advertising in each of our selected markets. Combined, we have seen improvements in unit sales, store traffic, web traffic and new customers. In addition, we have also seen improvement in sales among our 40”-46” waist sizes. While the analysis will not be completed until the fourth quarter of fiscal 2012, based on the preliminary results, we expect to have a nationwide rollout in the spring 2013. To support this initiative, we have increased our marketing budget for fiscal 2013 to a range of 6-6.5% of sales, up from our previous plan of 5%.

Fiscal 2012 Outlook

We are revising our earnings guidance for fiscal 2012 based on our third quarter sales shortfall and the negative impact of Hurricane Sandy on our Northeast business. For fiscal 2012, our revised earnings guidance is based on:

•

Sales in the range of $400.0 to $402.0 million (down from our previous guidance of $405.5 to $410.0 million), which is based on a comparable sales increase of 1.5% to 2.0% (down from our previous guidance of 3.0% to 4.0%).

•

Improvement in gross margin rate from continuing operations of 10 to 40 basis points from fiscal 2011 (a change from our previous guidance of flat to 75 basis points). This change is based on merchandise margins improving by approximately 70 to 90 basis points (a change from our previous guidance of 40 to 100 basis points), but offset by a 50 to 60 basis point increase in occupancy costs (a change from our previous estimate of 25 to 40 basis points).

•

SG&A costs from continuing operations are planned to increase $3.0 million to $4.0 million (a change from our previous guidance of $2.2 to $5.2 million) to a range of $155.0 to $156.0 million (a change from our previous guidance of $155.0 to $158.0 million), primarily due to the additional store payroll and advertising costs associated with our planned DXL store openings and expected bonus accruals. Included in this increase is approximately $2.5 million for the additional 53rd week in fiscal 2012. As a percentage of sales, SG&A expenses are expected to increase over last year by 30 to 50 basis points to between 38.7% and 38.9% (a change from our previous guidance of 38.0% and 38.3%).

•

We expect that our revised earnings from continued operations for fiscal 2012 will be between $0.17-$0.20 per diluted share (a decrease from our previous guidance of $0.22 -$0.25 per diluted share). As mentioned above, for the past two fiscal years, our deferred tax assets have been fully reserved, which has resulted in a minimal tax provision of approximately 10%. In the fourth quarter of fiscal 2011, we reversed substantially all of our tax valuation allowance. As a result, we have returned to a normal tax provision for fiscal 2012.

For fiscal 2011, our earnings were $0.89 per diluted share. However, on a non-GAAP basis, before our discontinued operations, trademark impairment, valuation allowance and an adjustment for a normal tax rate of approximately 40.0%, adjusted income from continuing operations, on a diluted basis, was $0.22 per diluted share for fiscal 2011, compared to our revised forecasted earnings of $0.17-$0.20 per diluted share for fiscal 2012. See “Presentation of Non-GAAP Measures” for a reconciliation of this non-GAAP measure.

From a liquidity perspective, we expect cash flow from operating activities of $38.0 million (down from our previous guidance of $40.0 million), resulting in free cash flow (as defined below under “Presentation of Non-GAAP Measures”) of approximately $3.0 million (down from our previous guidance of $5.0 million). We expect our cash balances to increase to approximately $13.0 million by the end of fiscal 2012 (down from our previous guidance of $15.0 million). Our capital expenditures for fiscal 2012 are still expected to be approximately $35.0 million. These expenditures will be spent primarily on our planned opening of 32 DXL stores. As we open new DXL stores, we will be closing existing stores in each respective market area. For fiscal 2012, we currently expect to close 69 existing Casual Male stores.

Presentation of Non-GAAP Measures

The presentation of non-GAAP “Adjusted Income from Continuing Operations,” “Adjusted Net Income,” “Adjusted Earnings Per Diluted Share from Continuing Operations” and “Adjusted Earnings Per Diluted Share” are not measures determined by generally accepted accounting principles (“GAAP”) and should not be considered superior to or as a substitute for income from continuing operations, net income or earnings per diluted share in accordance with GAAP. We believe that these non-GAAP measures are useful as additional means for investors to evaluate our operating results, when reviewed in conjunction with our GAAP financial statements. We believe the inclusion of these non-GAAP measures enhances an investor’s understanding of the comparability between different periods in different years. The following table reconciles income from continuing operations, net income and earning per diluted share, on a GAAP basis, for the third quarter and first nine months of fiscal 2011 to adjusted income from continuing operations, adjusted net income and adjusted earnings per diluted share, on a non-GAAP basis:

Reconciliation of income from continuing operations, GAAP to Non-GAAP

	For the nine months ended
	October 27, 2012	October 29, 2011
(in thousands, except per share data)
Income from continuing operations, on a GAAP basis	$3,840	$10,726
Add back: actual tax provision recorded		1,034
Deduct: estimated income tax provision, assuming an effective tax rate of 40%		(4,704)

Adjusted Income from continuing operations, on a Non-GAAP basis for fiscal 2011	$3,840	$7,056

Earnings per diluted share from continuing operations, GAAP basis	$0.08	$0.22
Adjusted earnings per diluted share from continuing operations, on a non-GAAP basis	$0.08	$0.14

Reconciliation net income GAAP to Non-GAAP

	For the nine months ended
	October 27, 2012	October 29, 2011
Net income, on a GAAP basis	$1,907	$9,171
Add back: actual tax provision recorded	—	1,034
Deduct: estimated income tax provision, assuming an effective rate of 40%	—	(4,704)

Adjusted net income, on a Non-GAAP basis for 2011	$1,907	$5,501

Earnings per diluted share, GAAP basis	$0.04	$0.19
Adjusted earnings per diluted share, non-GAAP basis	$0.04	$0.11

Weighted average number of common shares outstanding on a diluted basis	48,336	48,120

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

	For the nine months ended:		Projected Cash Flow
(in millions)	October 27, 2012	October 29, 2011	Fiscal 2012

Cash flow from operating activities	$8.4	$11.7	$38.0
Less: Capital expenditures	(21.3)	(11.0)	(35.0)
Less: Discretionary store asset Acquisitions, if applicable	—	—	—

Free Cash Flow	$(12.9)	$0.7	$3.0

The negative free cash flow of $(12.9) million for the first nine months of fiscal 2012 is largely the result of the seasonal increase in inventory of $11.9 million. Inventory levels at the end of fiscal 2012 are expected to be lower than last year’s level by approximately $2-3 million.

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

Earnings per share, on a diluted basis (Fiscal 2011)

Earnings per diluted share, GAAP basis for fiscal 2011	$0.89
Add:
Loss from discontinued operations	$0.04

Earnings per diluted share from continuing operations, GAAP basis	$0.93
Add:
Provision for trademark impairment	$0.29
($23.1 million less $9.1 million deferred tax benefit)
Deduct:
Non-recurring reversal of valuation allowance	($0.88)
($42.5 million)
Incremental Income tax provision on continuing operations, assuming effective tax rate of approximately 40.0% instead of actual 8.4% effective tax rate	($0.12)

Adjusted income from continuing operations, per diluted share, non-GAAP	$0.22

Sales

For the third quarter of fiscal 2012, total sales were $88.7 million as compared to $89.0 million for the third quarter of fiscal 2011. Comparable sales for the third quarter increased 1.5% when compared to the same period of the prior year. On a comparable basis, sales from our retail business increased 2.5% while our U.S. direct business decreased 3.0%. The increase in the retail business of 2.5% was primarily driven by our DXL stores which had a 13.8% comparable store increase over the prior year.

Overall, sales for the third quarter of fiscal 2012 continued to be sluggish, partially driven by the 3.0% decrease in our direct business. Our direct business consists of two primary channels: our catalogs and our websites. For the third quarter of fiscal 2012, sales from our catalogs were down 33.0% but sales from our websites were up 11%. Our customers have been migrating away from our traditional catalogs and towards our websites. In response to this new trend, we have intensified our digital marketing efforts which include emails, web searches, internet banners, and affiliate sites. While our long-term plan has been to eliminate these legacy brand catalogs gradually as our customers convert to digital mediums, we have been reducing our current circulation and page counts on existing catalogs and increasing our spending in digital. For the third quarter of fiscal 2012, circulation was down 30% and impressions (total of circulation and page counts) were down 50% compared to the third quarter of fiscal 2011. In the long-term, through our digital marketing efforts, we expect that sales from our more profitable e-commerce business, which accounts for 68% of our direct business, will more than replace the current shortfall in sales from our legacy brand catalogs.

At quarter-end, there are 73 Casual Male XL stores that are in close proximity to an existing DXL store location. These stores are continuing to experience sales erosion of approximately 4.0% as compared to the remainder of our Casual Male XL stores which are up 1.0% over the prior year. This erosion is expected to continue as the store growth in DXL stores increases. As we discussed above, we believe that our accelerated DXL rollout plan, together with our DXL marketing campaign, will eliminate this erosion and benefit our top line growth.

For the first nine months of fiscal 2012, total sales of $284.8 million were flat when compared to sales for the first nine months of fiscal 2011. Comparable sales for the first nine months increased 1.9% when compared to the same period of the prior year. On a comparable basis, sales from our retail business increased 2.6% while our U.S. direct business decreased 1.6%. Similar to the third quarter, catalog sales are down 25.0% for the first nine months of fiscal 2012 while sales from our website are up 10.0%.

Gross Profit Margin

For the third quarter of fiscal 2012, our gross margin rate, inclusive of occupancy costs, was 44.0% as compared to a gross margin rate of 45.0% for the third quarter of fiscal 2011. The decrease of 100 basis points for the third quarter of fiscal 2012 was the result of a decrease of 40 basis points in merchandise margins plus an increase of 60 basis points in occupancy costs. Our merchandise margin was negatively impacted during the third quarter of fiscal 2012 by an increase of approximately 6.5% in clearance markdowns as compared to the prior year’s third quarter. While this affected our gross margin for the third quarter of fiscal 2012, our inventory at October 27, 2012 has approximately 12% less clearance merchandise than at October 29, 2011. On a dollar basis, occupancy costs for the third quarter of fiscal 2012 increased 3.2% over the prior year. This increase is largely due to the timing of our DXL store openings and the associated pre-opening occupancy costs incurred.

For the first nine months of fiscal 2012, our gross margin rate, inclusive of occupancy costs, was 46.1% as compared to a gross margin rate of 46.9% for the first nine months of fiscal 2011. The decrease of 80 basis points for the first nine months of fiscal 2012 was the result of a decrease of 30 basis points in merchandise margins plus an increase of 50 basis points in occupancy costs, as a result of higher occupancy costs related to the timing of the DXL store openings and the associated pre-opening occupancy costs.

For fiscal 2012, we are expecting a gross margin rate of 46.4% to 46.7%. Merchandise margins are expected to improve 70 to 90 basis points , but occupancy costs will increase by 50 to 60 basis points, resulting in a gross margin rate from continuing operations for fiscal 2012 that is 10 to 40 basis points better than fiscal 2011.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A expenses for the third quarter of fiscal 2012 of 42.5% were flat to the third quarter of fiscal 2011. On a dollar basis, SG&A expenses decreased $0.2 million, or 0.4%, for the third quarter of fiscal 2012 as compared to the prior year’s third quarter.

For the first nine months of fiscal 2012, SG&A expenses were 39.7% of sales as compared to 39.3% for the first nine months of fiscal 2011. On a dollar basis, SG&A expenses increased $1.0 million, or 0.9%, for the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011.

Included in SG&A costs for the third quarter and for first nine months of fiscal 2012 are approximately $2.3 million and $4.5 million, respectively, of additional costs associated with our DXL growth initiative. With the planned opening of 32 stores in fiscal 2012, 18 of which are already open, we have incurred an incremental $4.5 million in SG&A costs associated with additional pre-opening payroll, training, store operations, infrastructure and increased marketing. These increases were offset by other cost savings including the reduction in bonus accrual for the first nine months of fiscal 2012 as compared to fiscal 2011.

Our SG&A expenses from continuing operations for fiscal 2012 are expected to increase by $3.0 to $4.0 million from fiscal 2011, with SG&A expenses as a percentage of sales expected to increase by 30 to 50 basis points. The increase in dollars is primarily related to the 53rd week in fiscal 2012. On a comparable 52-week period, SG&A expenses are expected to be $0.5 million to $1.5 million higher due to increased store payroll to support our planned opening of 32 new DXL stores, incremental marketing costs associated with those new stores as well as an accrual for bonuses, which were not achieved in fiscal 2011. Overall, we expect to limit our SG&A growth rates, except where necessary to support our growth activities or where there are unanticipated costs that are necessary to support our overall activities.

Depreciation and Amortization

Depreciation and amortization for the third quarter of fiscal 2012 was $3.8 million as compared to $3.0 million for the third quarter of fiscal 2011. For the first nine months of fiscal 2012, depreciation and amortization expense was $11.3 million as compared to $9.0 million for the first nine months of fiscal 2011. The primary reason for the increase of $0.8 million and $2.3 million for the third quarter and first nine months of fiscal 2012, respectively, was due to the amortization of approximately $0.5 million and $1.4 million for the third quarter and first nine months of fiscal 2012, respectively, associated with our “Casual Male” trademark. In the fourth quarter of fiscal 2011, our “Casual Male” trademark, with a then-carrying value of $6.1 million, was changed to a definite-lived asset which is being amortized on an accelerated basis over an estimated remaining useful life of seven years. The remainder of the increase in depreciation and amortization expense is related to our DXL store openings during the first nine months of fiscal 2012.

Interest Expense, Net

Net interest expense of $0.2 million for the third quarter of fiscal 2012 as compared to $0.1 million in the third quarter of fiscal 2011. For the first nine months of fiscal 2012, interest expense was $0.4 million and was relatively flat when compared to $0.4 million for the first nine months of fiscal 2011. Interest expense for both the quarter and first nine months has remained relatively low due to minimal borrowings on our credit facility.

Income Taxes

At October 27, 2012, our total deferred tax assets were approximately $51.7 million, with a corresponding valuation allowance of $3.6 million. The deferred tax assets include approximately $21.7 million of net operating loss carryforwards and approximately $7.7 million of deferred gain on our sale-leaseback and, to a lesser extent, other book/tax timing differences.

For the third quarter and first nine months of fiscal 2011, our effective tax rate was reduced from the statutory rate due to the utilization of our fully reserved net operating loss carryforwards. Then in the fourth quarter of fiscal 2011, we determined that it was more likely than not that we would be able to realize the benefits of substantially all of our deferred tax assets. Accordingly, in the fourth quarter of fiscal 2011, we recognized an income tax benefit of $47.8 million related to the reversal of substantially all of the deferred tax valuation allowance. As a result of the valuation allowance being reversed, we have returned to a normal tax provision. For the first nine months of fiscal 2012, our effective tax rate on income from continuing operations was 40.5% compared to 8.8% for the first nine months of fiscal 2011.

Discontinued Operations

In the second quarter of fiscal 2012, we closed our European direct business. The operating results for the European direct business have been reclassified to discontinued operations for all periods. Included in the results for the first nine months of fiscal 2012 is an early termination fee of $1.1 million which was paid to our vendor, who provided the web store design, order processing, fulfillment and customer call center services for our European web stores.

Net Income

For the third quarter of fiscal 2012, we had a net loss of $1.6 million, or $(0.03) per diluted share, compared to a net loss of $1.6 million, or $(0.03) per diluted share, for the third quarter of fiscal 2011.

For the first nine months of fiscal 2012, net income was $1.9 million, or $0.04 per diluted share, compared to net income of $9.2 million, or $0.19 per diluted share, for the first nine months of fiscal 2011. Assuming a normal tax rate of 40.0% for fiscal 2011, adjusted net income for the first nine months of fiscal 2011 was $0.11 per diluted share.

The decrease of $0.07 per diluted share in earnings for the first nine months of fiscal 2012, on a comparative tax basis with fiscal 2011, is due to a decrease in income from continuing operations as a result of increased occupancy costs, SG&A expenses and increased trademark amortization of approximately $6.6 million, or $0.08 per diluted share, associated with our DXL rollout.

Inventory

At October 27, 2012, total inventory was $116.1 million compared to $104.2 million at January 28, 2012 and $114.9 million at October 27, 2011. Because of the upcoming “Holiday” selling season, our inventory levels are typically higher when compared to year-end balances.

Inventory at October 27, 2012 increased by approximately 1.0% as compared to October 29, 2011. This is primarily the result of cost increases and shifting of our product mix. On a unit basis, inventory has decreased 9.2%. Unit inventories in branded product have increased by approximately 35% over the prior year to support the DXL store product assortments, which has a greater brand assortment than the Casual Male XL stores.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility, as amended, with Bank of America, N.A (“Credit Facility”). Our current cash needs are primarily for working capital (essentially inventory requirements), capital expenditures and growth initiatives. As discussed below, our capital expenditures for fiscal 2012 are expected to be $35.0 million, primarily related to the planned opening of 32 new Destination XL stores and information technology projects.

We currently believe that our existing cash generated by operations together with our availability under our credit facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements. For the first nine months of fiscal 2012, free cash flow, which we define as cash flow from operating activities, less capital expenditures and discretionary store asset acquisitions, if any, decreased by $13.6 million to $(12.9) million from $0.7 million for the first nine months of fiscal 2011. This decrease in free cash flow was principally due to the increase in capital expenditures of $10.3 million related to the new store openings, $5.2 million of occupancy and SG&A expenses related to our DXL growth initiatives and a prepayment penalty included in our discontinued operations of approximately $1.1 million. See “Presentation of Non-GAAP Measure” above regarding non-GAAP free cash flow.

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

We had outstanding borrowings of $7.6 million under the Credit Facility at October 27, 2012. Outstanding standby letters of credit were $2.1 million and outstanding documentary letters of credit were $0.9 million. The average monthly borrowing outstanding under this facility during the first nine months of fiscal 2012 was approximately $1.0 million, resulting in an average unused excess availability of approximately $69.2 million. Unused excess availability at October 27, 2012 was $64.4 million. Our obligations under the Credit Facility are secured by a lien on all of our assets. The facility contains no financial covenants.

Capital Expenditures

The following table sets forth the open stores and related square footage at October 27, 2012 and October 29, 2011, respectively:

	At October 27, 2012		At October 29, 2011
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
Casual Male XL	386	1,355	431	1,557
DXL	34	347	11	114
Rochester Clothing	12	108	14	122

Total Stores	432	1,810	456	1,793

Total cash outlays for capital expenditures for the first nine months of fiscal 2012 and fiscal 2011 were $21.3 million and $11.0 million, respectively. The capital expenditures incurred in the first nine months of fiscal 2012 were primarily related to the 18 new DXL stores that opened during the first nine months of fiscal 2012.

For fiscal 2012, our capital expenditures are expected to be approximately $35.0 million. The budget includes approximately $26.8 million related to the opening of 32 new Destination XL stores and approximately $4.6 million for continued information technology projects, including further web-related enhancements and upgraded planning and allocation software, with the remainder for general overhead projects. In addition, we expect to close approximately 69 existing stores, most of which are in connection with the opening of our new DXL stores.

Store Count

Below is a summary of store openings and closings since January 28, 2012:

	Casual Male	DXL	Rochester Clothing	Total stores
At January 28, 2012	420	16	14	450
New stores	0	18	—	18
Closed stores	(34)	—	(2)	(36)

At October 27, 2012	386	34	12	432

For the remainder of fiscal 2012, we expect to open an additional 14 DXL locations. In connection with those store openings, we expect to close an additional 33 Casual Male XL stores by the end of fiscal 2012, resulting in a 413 stores at the end of fiscal 2012. For fiscal 2013, we currently plan to open 63 DXL stores and close approximately 120 Casual Male XL stores.

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires November 10, 2014, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At October 27, 2012, we had outstanding borrowings of $7.6 million. Based upon a sensitivity analysis as of October 27, 2012, assuming average outstanding borrowings during the first nine months of fiscal 2012 of $960,000, a 50 basis point increase in interest rates would have resulted in a potential increase of less than $5,000 in interest expense.

Foreign Currency

Our Sears Canada catalog operations conduct business in Canadian dollars and our Rochester Clothing store located in London, England conducts business in British pounds. Our international e-commerce sites, which were closed during the second quarter of fiscal 2012, conducted business in Euros and British pounds. If the value of the Canadian dollar or British pound against the U.S. dollar weakens, the revenues and earnings of these operations will be reduced when they are translated or remeasured to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of October 27, 2012, sales from our Sears Canada operations and our London Rochester Clothing store were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse affect on our financial position or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 27, 2012. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 27, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended October 27, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. **

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASUAL MALE RETAIL GROUP, INC.

Date: November 16, 2012	By:	/S/ PETER H. STRATTON, JR.
Peter H. Stratton, Jr.
Senior Vice President of Finance, Corporate Controller and Chief Accounting Officer