Form 10-K
period 2013-02-02
DESTINATION XL GROUP, INC.
filed 2013-03-15
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2013 (Fiscal 2012)	Commission File Number 01-34219

DESTINATION XL GROUP, INC.

(formerly known as Casual Male Retail Group, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

(781) 828-9300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 27, 2012, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $158.3 million, based on the last reported sale price on that date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily determinative for other purposes.

The registrant had 48,602,396 shares of Common Stock, $0.01 par value, outstanding as of March 8, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III.

DESTINATION XL GROUP, INC.

Index to Annual Report on Form 10-K

Year Ended February 2, 2013

PART I.

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Annual Report are generally located in the material set forth under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause our actual results to differ materially from such forward-looking statements, including, without limitation, those risks and uncertainties, set forth under Item 1A, Risk Factors, which begins on page 17 of this report. Readers are encouraged to review these risks and uncertainties carefully.

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

Item 1. Business

Destination XL Group, Inc. (formerly known as Casual Male Retail Group, Inc.) together with our subsidiaries (the “Company”) is the largest specialty retailer of big & tall men’s apparel with retail and direct operations in the United States, London, England and direct businesses throughout the United States and Canada. We operate under the trade names of Destination XL®, DXL®, Casual Male XL®, Casual Male XL Outlets, Rochester Clothing, B&T Factory Direct™, ShoesXL® and LivingXL®. We operate 48 Destination XL stores, 297 Casual Male XL retail stores, 55 Casual Male XL outlet stores and 12 Rochester Clothing stores. Our direct business includes our DestinationXL.com e-commerce site and several catalogs which support our brands and product extensions. Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011 as “fiscal 2012”, “fiscal 2011” and “fiscal 2010,” respectively.

OUR INDUSTRY

The men’s big & tall apparel market, which includes pants with a waist size of 42” and greater, as well as tops sized 1XL and greater, generates approximately $3.5 billion to $4.0 billion in sales annually and represents approximately 11% of the overall men’s apparel business. Growth in this segment has been driven by rapidly changing market demographics. We estimate that our current market share is approximately 11.0% and believe that we have the potential to reach 17-20%. We believe that we can ultimately achieve this goal by catering to the broader target market, attracting customers from various incomes, age and lifestyle segments and offering the widest selection of sizes and styles. A substantial opportunity continues to exist for market share growth from the lower-size range of our market, that is, men in the 42”-46” waist size. These sizes are usually at the high end of the size range for most retailers and, as a result, the selection is usually limited at such retailers.

HISTORY

Our Company was incorporated in the State of Delaware in 1976 under the name Designs, Inc. Until fiscal 1995, we operated exclusively Levi Strauss & Co. branded apparel mall and outlet stores. In May 2002, we acquired the Casual Male business from Casual Male Corp. at a bankruptcy court-ordered auction. At the time of the acquisition, Casual Male was the largest specialty retailer of men’s clothing in the big & tall market in the United States. As a result of the acquisition, on August 8, 2002, we changed our name to “Casual Male Retail Group, Inc.”

RECENT DEVELOPMENTS – TRANSFORMATION TO DESTINATION XL

Through fiscal 2010, we primarily operated Casual Male XL retail stores, Casual Male XL outlet stores, Rochester Clothing stores and associated websites and catalogs. Through these three store formats we catered to all customers, from our value-oriented customer (Casual Male XL outlets) to our luxury-oriented customer (Rochester Clothing stores). During that year, we tested a new store concept, Destination XL (“DXL”). The DXL store concept merged all of our existing brands under one roof, offering our customers a superior shopping environment with an extensive assortment of product and an increased presence of name brands, without having to shop multiple stores. In addition to offering our customers a wide assortment, we also wanted to provide them with an outstanding and unique shopping experience. As we discuss below, we are focused on providing outstanding customer service through our DXL concept, with everything from larger fitting rooms to professional, trained associates providing both personal attention and on-site tailoring. With the success of this store format, we then made a similar change to our e-commerce business in fiscal 2011 when we launched our DestinationXL.com website which, like our DXL store, merged all of our previous websites into one consolidated site providing our customers the ability to cross-shop our brands easily.

Our DXL store format has proven to be successful for us and our customers and, based on the positive performance and future growth opportunities of this “superstore” concept, we are in the process of completely transforming our business by accelerating our DXL store openings and exiting our existing Casual Male XL retail stores and a number of our Rochester stores. As part of our new direction, in December 2012, we changed our NASDAQ stock ticker symbol to “DXLG” followed by a change in February 2013 of our corporate name to “Destination XL Group, Inc.” Changing our corporate name to Destination XL Group, Inc. better reflects who we are today as we expand the Destination XL concept and rebrand our Company as a whole.

BUSINESS STRATEGY

Initially, we had planned to roll-out our DXL stores over a five year period. However, during the first half of fiscal 2012, as we continued to open our DXL stores, the impact of these stores on our existing Casual Male XL base was evident. Those Casual Male XL stores that are in close proximity to a DXL store are experiencing negative sales trends compared to the remainder of the chain. At the same time, our DXL stores are outperforming the chain; accordingly, in August 2012 we made the decision to accelerate the roll-out to take advantage of the greater growth potential of the DXL stores. The DXL store format provides us:

•	Increased store productivity and profitability because we can better leverage our expenses, including occupancy and payroll;

•	Greater potential to capture additional market share because the DXL store is attracting new customers (including the smaller 40”- 46” waist customer); and

•	An overall better cross-selling environment for our existing customer base (the average sales transaction in fiscal 2012 in a DXL store was 41% higher than in a Casual Male XL store).

We expect that by the end of fiscal 2015 we will have opened 215 to 230 DXL stores and closed all of our Casual Male XL retail locations. We plan to be operating approximately 60 Casual Male XL outlet stores and three of our high-volume Rochester Clothing stores.

Fiscal 2013 will be a key year for us as part of this transformation. During the year, we plan to double our existing DXL store count by opening 57-64 DXL stores while closing 110-119 Casual Male XL retail stores and Rochester Clothing stores. At the same time, we will be investing in our infrastructure to support our roll-out, hiring and training new store associates as well as adding corporate support where needed. Because of the significant number of Casual Male XL stores closing in fiscal 2013, we have hired a third party to assist us in the efficient wind-down of those locations.

Related to our store growth, one of our key activities and biggest investments in fiscal 2013 will be the national roll-out of our new marketing campaign. The marketing campaign is designed to raise market awareness of our brand and help us garner a greater market share. We tested the campaign in select markets during fiscal 2012 and, based on those results, we believe that it will help us define our DXL brand more clearly and increase familiarity among potential shoppers, resulting in greater market share. The marketing campaign is discussed in detail below under “Marketing and Advertising”.

From a financial perspective, we expect to incur incremental costs of approximately $8.0 to $11.0 million over the next three years, primarily associated with lease terminations and asset impairments as a result of early store closures, as well as additional selling, general and administrative (“SG&A”) expenses of approximately $6.0 million per year to support the accelerated rollout. The rollout is expected to be substantially completed by the end of fiscal 2015. Our projections, which are based on current economic conditions, suggest that this investment will significantly enhance revenues and produce double digit operating margins for the longer term. Our financial modeling, based upon the performance of the DXL stores to date, indicates that at the end of the three-year accelerated investment period in the DXL concept, our sales in fiscal 2016 should exceed $600 million with operating margins greater than 10%. The capital expenditures and incremental SG&A and other charges of approximately $150 million over the next three years, associated with the accelerated rollout, are expected to be funded primarily from operating cash flows and limited borrowings under our credit facility of $10.0 to $15.0 million

During our roll-out, another key component to our business strategy is to continue to improve our sales productivity. We have invested in our associates and changed our culture to a more customer-centric environment focused on helping our customer identify and select their wardrobe needs. We are seeing results of these efforts through our store metrics. Even though the overall increase in store traffic over the prior year is in low single digits, our average dollar per transaction is increasing. We are continually making changes to our merchandise to meet our customers’ needs, varying merchandise selection by market, increasing size offerings, maintaining in-stock position on core products and offering a balanced mix of private label merchandise as well as branded apparel.

OUR BUSINESS

We operate as a multi-channel retailer with two operating segments: Retail and Direct. Through our multiple brands, which include both branded apparel and private-label, we offer a broad range of merchandise at varying price points, catering to the value-oriented customer to the luxury-oriented customer. Our objective is to appeal to all of our customers by providing a good, better, best array of product assortments in all primary lifestyles with multiple and convenient ways to shop.

Our DXL stores cater to all income demographics and offer our customers merchandise in all lifestyles from casual to business, young to mature, in all price ranges and in all large sizes from XL and up. Our Casual Male XL stores carry primarily moderately priced branded and private label casual sportswear and dresswear, while our Rochester Clothing stores carry fine quality, designer and branded menswear. We also operate Casual Male XL outlets for our value-oriented consumer.

Lastly, we operate a Direct business both online and through our catalogs, which caters to all of our customers across all brands. Our Destination XL e-commerce site which, similar to our DXL store concept, brings all of our existing websites together, making it easier for our customer to shop the full array of product selection that we have to offer from all of our brands with the ease of one shopping cart. Full product assortments from Casual Male XL, Rochester Clothing, ShoesXL and LivingXL can be found at www.destinationxl.com. In addition to our e-commerce and catalog businesses, we opened our first franchised DXL store in Kuwait City, Kuwait in April 2012.

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

MERCHANDISE

A vital component of our business strategy is to offer our market a broad assortment of apparel that is appropriate to our diverse customer base. Regardless of our customers’ age, socioeconomic status, or lifestyle preference, we are able to assemble a wardrobe to fit our customers’ apparel needs. In addition, we offer such assortments in private label product, balanced with an array of brand name labels. With over 5,000 styles available, we carry tops in sizes up to 6XLT and 8XL, bottoms with waist sizes 36” to 66”, and shoes 10 to 16. In addition, we are adding to our product assortment a smaller fit XL and XLT to appeal to our target “end-of-rack” customer.

Our stores are merchandised to showcase entire outfits by lifestyle, including traditional, active, young men’s, dresswear and contemporary. This format allows us to merchandise key items and seasonal goods in prominent displays and makes coordinating outfits easier for the customer while encouraging multi-item purchases. This lifestyle layout also allows us to manage store space more effectively in each market to target local demographics. The key item strategy is also fully integrated by lifestyle, allowing us to focus on merchandise presentation and offer our customers a compelling value proposition.

Merchandise assortments in our DXL store format are organized not only by lifestyle, but also within each lifestyle the assortments are shown in a “good”, “better”, “best” visual presentation, again to benefit our customers’ ease of shopping. With the “best” merchandise assortments featured most prominently in the DXL store, our customers are able to visualize current fashion trends, and easily select their wardrobes within their desired price points in a convenient manner.

We carry several well-known national brands of merchandise as well as a number of our own private label lines within each of our “good”, “better” and “best” price points:

Higher-End Luxury Fashion Apparel -“Best” Merchandise

Within this higher-end price range we carry a broad selection of quality apparel from well-known branded manufacturers such as Bogosse®, Brioni®, Coppley, Duchamp®, Eton®, Facconable®, Hickey Freeman®, Ike Behar, Jack Victor®, Jhane Barnes®, Joseph Abboud®, Michael Kors®, Pantherella®, Paul & Shark, Peter Millar, Robert Graham®, Robert Talbot, St. Hillaire, Tallia®, Ted Baker®, Tulliani, Tumi®, Turnbull & Asser® and Zanella®.

Moderate-Priced Apparel -“Better” Merchandise

We offer our customer an extensive selection of quality sportswear and dress clothing at moderate prices carrying such well-known brands such as: Bailey, Brooks Brothers®, Callaway®, CK Jeans®, CK Sport®, DKNY®, Haines & Bonner, J Shoes, Jockey®, Lacoste®, Majestic, Polo Ralph Lauren®, Tommy Bahama®, Tommy Hilfiger® and Trafalger.

In addition, within this price range we offer our customers several private-label lines:

•	Twenty Eight Degrees™ is targeted as a contemporary/modern line offering sportswear, loungewear, related separates, neckwear and dress shirts.

•	Society of One, a jeans wear brand catering to the needs of the fashion denim customer.

•	Rochester, a line that targets traditional luxury styles. We also offer a complete selection of suits, dress shirts and neckwear under our Rochester Black Label private label.

Value-Priced Apparel -“Good” Merchandise

For our value-oriented customers, we carry Geoffrey Bean®, Nautica® and Nautica Jeans®. In addition we carry several private label lines:

•	Harbor Bay® was our first proprietary brand and it continues to represent a significant portion of our business, specifically our core basic merchandise. Harbor Bay is a traditional line.

•

Gold Series™ is our core performance offering of tailored-related separates, blazers, dress slacks, dress shirts and neckwear that blends comfort features such as stretch, stain resistance and wrinkle-free fabrications with basic wardrobe essentials.

•	Synrgy™ targets the customer looking for a contemporary/modern look.

•	Oak Hill® and Oak Hill® Heritage are premier lines catering to those customers looking for slightly more style and quality than our Harbor Bay but still in a traditional lifestyle.

•	True Nation® is a denim-inspired line consisting of vintage-screen t-shirts and wovens and is geared towards our younger customer.

RETAIL CHANNEL

Destination XL Stores (“DXL”)

Bringing all of the brands together in one format has been an important initiative for us. Our target customer group is a very diverse group, and we have previously catered to them in individual groups through our various channels and brands, such as B&T Factory Direct and Casual Male XL outlets for our value-oriented customers, Casual Male XL for our moderate-price customers and Rochester Clothing for our high-end customers. The size of the DXL stores, which contain almost triple the product assortments of a Casual Male XL store, currently averages 10,000 square feet, and is expected to average closer to 8,000 square feet as the Company opens future DXL stores with square footage of between 7,000 to 9,000. The locations of our DXL stores are also an essential aspect of our roll-out. We require locations where our stores are highly visible, potentially adjacent to regional malls or other high-traffic shopping areas.

Our legacy Casual Male XL store format, which averages 3,577 square feet, was small and crowded. With our larger DXL store format, we are able to provide our customers a spacious store with up to three-times the product offering of a Casual Male store. As mentioned above, the merchandise in our DXL stores are organized by lifestyle: Active, Traditional, Modern and Young Men’s with a representation of all of our brands, across all channels, utilizing a good, better, best pricing structure. Depending on the customers in each respective market, we can adjust the appropriate mix of merchandise, with varying selections from each of our three price points, to cater to each demographic market. This larger store model also enables us the opportunity to carry a complete offering of dress wear, including tailored and “made-to-measure” custom clothing, as well as a selection of shoes in extended sizes and a broad assortment of accessories such as belts, ties, socks.

During fiscal 2012, we opened 32 DXL stores, bringing our store count at February 2, 2013 to 48 DXL stores. These stores continue to meet our expectations, with a comparable store sale increase of 15.6% in fiscal 2012 when compared to the prior year’s predecessor stores for each market area. The average sales per square foot for our DXL stores were $147 and $179 for fiscal 2012 and fiscal 2011, respectively. Once the roll-out is complete and our market share increases, we expect sales per square foot will be approximately $230. For fiscal 2013, we plan to double our DXL store count by opening 57 to 64 stores resulting in approximately 105-112 DXL stores operating at the end of fiscal 2013. By the end of fiscal 2015, we expect to have approximately 215-230 DXL stores open.

Casual Male XL retail stores

At February 2, 2013, we operated 297 Casual Male XL full-price retail stores, located primarily in strip centers, power centers or stand-alone locations. The majority of the merchandise carried in our Casual Male XL stores is moderately priced basic or fashion-neutral items, such as jeans, casual slacks, tee-shirts, polo shirts, dress shirts and suit separates. These stores also carry a full complement of our “better” private label collections. The average Casual Male XL retail store is approximately 3,577 square feet and has approximately $177 in sales per square foot annually.

As we open our Destination XL stores, we will continue to close our existing Casual Male XL retail stores. In fiscal 2012, we closed 68 Casual Male XL retail stores and expect to close 110-119 stores, which includes two Rochester Clothing stores, during fiscal 2013. By the end of 2015, when our roll-out is complete, we anticipate that substantially all of our Casual Male XL retail stores will have closed.

Casual Male XL outlet stores

At February 2, 2013, we operated 55 Casual Male XL outlet stores designed to offer a wide range of casual clothing for the big & tall customer at prices that are generally 20-25% lower than our moderate-priced merchandise. Much of the merchandise in the outlet stores is offered with the purchasing interests of the value-oriented customer in mind. In addition to private-label and branded merchandise at our “good” price tier, our outlets also carry clearance product obtained from Casual Male XL, Rochester Clothing and DXL stores, offering the outlet customer the ability to purchase branded product and fashion product for a specially reduced price. As we open our DXL stores, the mix of branded product flowing into the outlets will increase to approximately 30% as we move inventory out of our DXL stores to keep it current while enhancing the branded presence in our outlets. The average Casual Male XL outlet store is approximately 3,159 square feet and has approximately $206 in sales per square foot annually.

Rochester Clothing stores

At February 2, 2013, we operated 12 Rochester Clothing stores, located in major cities throughout the United States and one store in London, England. The Rochester Clothing stores have a wide selection of our “best” merchandise which consists primarily of high-end merchandise from well-recognized brands. In addition, the stores also carry a few private-label lines especially designed for our high-end customer. The average Rochester Clothing store is approximately 9,033 square feet and has approximately $302 in sales per square foot annually. In fiscal 2012, in connection with our DXL roll-out, we closed two Rochester Clothing stores. Although some of our Rochester Clothing stores will close over the next three fiscal years as we open DXL stores in the same geographical market, by the end of fiscal 2015 we currently expect that 3 of our high-traffic Rochester Clothing stores will remain open.

DIRECT CHANNEL

Our direct businesses, which consist of e-commerce and catalogs, are a vital part of our multi-channel business, allowing us to service our customers better whether from their home or in our store. Our direct businesses bridge that gap for us by encouraging and expecting our store associates to use our catalog and websites to help fulfill our customers’ clothing needs. If a wider selection of a lifestyle, or a color or size of an item is not available in our store, then our store associates can order the item for our customer through one of our direct channels and have it shipped to the store or directly to the customer. The success of this program represents 5% of our retail stores’ sales, which are now derived from in-store orders placed through our direct channels.

Destination XL® E-Commerce Site

Similar to our DXL store concept, our www.destinationxl.com website combines all of our existing e-commerce sites into one enhanced website, with state-of-the-art features and best practices. Destination XL allows our customers to shop across all of our brands and product extensions with ease and brings all of our customers under one concept. Their classification as a “Rochester” customer or a “Casual Male” customer no longer limits their ability to access our full product assortment.

All of our existing web addresses: www.casualmalexl.com, www.rochesterclothing.com, www.btdirect.com, www.livingxl.com, www.shoesxl.com and www.bigandtall.com, are now redirected to our new Destination XL website.

From the DestinationXL website our customers have access to:

•	Destination XL

From the Destination XL homepage customers can also search across all of our brands without having to shop specifically Casual Male versus Rochester. By searching for a shirt in their size, Destination XL will provide them product selection from all three of our concepts, from value-oriented to luxury. Customers can tailor their search to narrow their search enabling them to shop more effectively with ease.

•	Casual Male XL

Our Casual Male XL web store offers an assortment of merchandise similar to what is available in the Casual Male XL stores, but also offers a broader selection of brands, styles and sizes.

•	Rochester Clothing

Our Rochester Clothing web store comprises a large portion of our overall higher-end merchandise and is important because we currently have only 12 Rochester Clothing retail locations and until our DXL roll-out is complete there may not be a store accessible for our customers interested in our higher-end merchandise.

•	B&T Factory Direct

Our B&T Factory Direct web store enhances our existing Casual Male XL outlet stores. The merchandise offered in our “B&T Factory Direct” catalogs and on our website is an expanded selection but similar to the merchandise that can be found in our Casual Male XL outlet stores. In addition, B&T Factory Direct will often feature special clearance opportunities of product obtained from Casual Male XL and Rochester Clothing, offering the B&T Factory Direct customer the ability to purchase branded product and fashion product for a specially reduced price.

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

Our ShoesXL web store carries a complete line of men’s footwear in extended sizes, offering our customers a full range of footwear in hard-to-find sizes. The assortment on ShoesXL is a reflection of our apparel, with a broad assortment from moderate to luxury and from casual to formal. ShoesXL currently has a selection of more than 500 styles of shoes, ranging in sizes from 10M to 18M and widths up to 5E. We carry a number of designer brands including Cole Haan®, Allen Edmonds®, Timberland®, Calvin Klein®, Lacoste® and Bruno Magli®. In addition, we have added the expanded shoe assortments within our existing Casual Male XL and Rochester Clothing catalogs.

Our Destination XL e-commerce site continues to be an increasingly important channel of our direct business. Many improvements to design and functionality were made during fiscal 2012 and more are planned for fiscal 2013 to enhance the customer experience. In addition, digital marketing such as e-mail, paid search, and online display advertising has played a larger role in driving revenue through the website. In the long-term, we expect to merge the multiple tabs of the e-commerce site into one as DXL becomes a well-recognized brand.

Catalogs

Our catalogs and direct mailers continue to be a useful marketing tool for our direct business. Over the past few years, we have improved our sales per catalog by reducing circulation and/or editions. In fiscal 2013, we are planning to reduce circulation of catalogs and direct mailers by approximately 50% as we dedicate more of our marketing spend to digital and national media efforts. See Marketing and Advertising below. As the Destination XL brand develops, the DXL circulation will increase as we move away from our legacy catalogs. As part of this strategy, we stopped printing our “B&T Factory Direct” or “ShoesXL” catalogs in fiscal 2012.

Sears

Through our business relationship with Sears U.S. and Sears Canada, we offer selected Casual Male merchandise on their websites at www.Sears.com and www.Sears.ca. We also have a co-branded section in the Sears Canada catalog, in which we appeared in 3 editions during fiscal 2012.

Franchised DXL Store

In Spring 2012, pursuant to a franchise agreement between one of our subsidiaries and The Standard Arabian Business & Enterprises Company (SABECO), we opened our first franchised Destination XL® store in the Middle East in Symphony Mall, Kuwait City, Kuwait in April 2012. The franchise agreement governs the operation of the store and provides that within two years of the store’s opening to the public, we have an option to purchase an equity interest in the store.

International Web Stores

During the second quarter of fiscal 2012, we closed our international web stores and terminated our contract with our third-party provider responsible for the web store design, order processing, fulfillment and customer call center services for the web stores. See Note J to the Consolidated Financial Statements for additional information.

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

During the season, we utilize a markdown optimization tool developed internally to monitor the selling performance of our fashion assortments and compare against the planned selling curves. When actual selling performance significantly drops below planned selling curves, we make in-season pricing adjustments so that we maintain planned levels of residual fashion product at season’s end.

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

STORE OPERATIONS

We believe that our store associates are the key to creating the highest quality experience for our customers. Over the past five years, we have worked to change the culture of our stores from essentially an operationally-driven organization to a sales-driven, customer-centric organization. Our overall goal is to help our associates become less task oriented and more focused on serving the customer. We want our associates to help our customers meet their apparel needs by building their wardrobes, not just selling our customers an item. In order to do this, we have invested in educating our associates. Our associates have been trained to be tailored clothing experts, capable of accommodating our guest’s style and fit needs with ready-to-wear and made-to-measure custom clothing. Our training approach not only provides product knowledge but also behavioral training; we are teaching our associates how to interact and strengthen the relationship with each customer. A key component to the success of this program is having the right caliber of store associates. In order to accomplish this, we use two national workforce solution companies to assist us. Once hired, our new store management team is enrolled in a six-week, world-class training program with time spent in one of our four regional training centers. In fiscal 2013, District Managers, store managers, and assistant managers will be brought on board by a Regional Training Director with significant experience in providing an excellent guest experience.

We are able to gauge the effectiveness of our training by measuring sales productivity at each level of the field organization, including individual sales associates. We believe that these educational programs, together with monitoring sales metrics to help identify opportunities for further training, will add to our brand loyalty with our customers, while also improving sales productivity.

Our field organization is overseen by our Senior Vice President of Store Sales and Operations and is comprised of approximately 28 District Managers who provide management development and guidance to individual store managers. Our organization is divided among four geographical regions, each region consisting of 7 to 8 District Managers depending on the number of stores and the distance between them. Each District Manager is responsible for hiring and developing store managers at the stores assigned to that District Manager’s area and for the overall operations and profitability of those stores. District Managers report to one of our four Regional Vice Presidents, each of whom reports directly to our Senior Vice President of Store Sales and Operations. The Regional Vice President and Senior Vice President of Store Sales and Operations coordinate all sales and operations initiatives and activities, along with the support of the Vice President of Store Operations and Training and the Director of Store Support and Communications.

As part of our training program, District Managers, store managers and assistant managers will be brought on board by a Regional Training Director who oversees one of the four Regional Training Centers spread out across the continental United States. Each new store management team will spend multiple weeks in a DXL store practicing hands-on learning. In turn, this will allow each new store management team to be able to apply the skills learned during training to manage their respective stores successfully. Each new manager will then be put through a Certification Process. They will be certified in their specific store location by their District Manager as well as their Regional Vice President. Certification ensures that each new management team is fully prepared to manage a DXL store successfully.

Each DXL, Casual Male XL and Rochester Clothing store is staffed with a store manager, assistants and associates. The store manager is responsible for achieving certain sales and operational targets. Our DXL, Casual Male XL and Rochester Clothing stores have an incentive-based commission plan for managers and selling staff to encourage our staff to focus on sales productivity and customer-centricity.

MARKETING AND ADVERTISING

For the past several years, the primary component of our marketing was our direct mail campaigns with a substantial portion of our marketing dollars being spent on our existing customer base. However, with our transformation to Destination XL, we needed to change our marketing approach substantially to one focused on creating brand awareness. In fiscal 2012, we conducted a comprehensive research study which provided us with key insights into our customer behaviors and identified for us the key brand attributes necessary to connect our customer to our brand. Based on this research, in the fall of fiscal 2012 we developed and tested an advertising campaign that was designed to build brand awareness and introduce new customers to DXL.

In September 2012, we tested our campaign in five markets: Memphis, Minneapolis, Denver, Atlanta, and Oklahoma City. As part of the test, we not only wanted to understand the impact of the campaign on business results but also determine the appropriate mix of media to deliver those results. We knew going into the test that our brand awareness for DXL stores open one year or more was approximately 17% within our target audience. The test results showed that TV and radio were the most effective media to deliver incremental brand awareness. The awareness increased by as much as 100% in newer DXL markets like Minneapolis and 38% in established DXL markets like Memphis.

This test also showed that the combination of TV, radio, and digital as executed in Memphis was the most effective mix to drive sales, traffic, and new customers to the brand. In comparing Memphis business results to that of the DXL control group, we found the following:

•	Memphis sales were 15% higher than the control group;

•	Traffic was 24% higher;

•	New customers purchasing was 64% higher;

•	Market awareness increased 38%;

•	Web traffic was 84% higher; and

•	Web sales were 7% higher.

In addition to building our brand awareness, one of our primary objectives of this marketing initiative is to bring the smaller-sized customer into our store. Increasing our sales to smaller-sized customers with 40-46 inch waist sizes is a key growth element for us. The results of our test showed that sales in the bottoms category for 40-46 inch waists increased by 38% during this test period in markets like Memphis, Minneapolis and Denver.

We plan to continue to test this advertising campaign during fiscal 2013, making adjustments as needed to optimize the success of a national rollout. Using the results of our test that we conducted this fall, in March 2013 we will extend our test in the Dallas and Providence markets to further validate the impact on our business. We anticipate executing two major flights of our national campaign. The first flight is slated for late spring and the second flight is scheduled for late fall. In both advertising flights, we will proceed with a mix of TV, radio and digital and will leverage strategic relationships with our new PR and social media agencies to further drive awareness and brand interest.

In addition to the advertising campaign, we are also ramping up our digital efforts. We see opportunities to increase our exposure in paid search, strengthening our natural search capabilities, and expanding our network of digital affiliates. We are also exploring relationships with major digital experts that will dramatically expand our reach into untapped customers in the big & tall space.

We are working to ensure that we are more profitable in the catalog segment of our business. To this end, we are working with third parties to help us optimize our circulation and reduce redundancies in customer distribution across brands. Our catalog plan for 2013 includes a 50% reduction in circulation. The savings from the circulation reduction will place catalogs in the hands of only our most responsive and profitable catalog customers, improve profitability of our catalog business, and help to fund our national advertising expansion.

Another important component of our marketing is our customer loyalty program, XL Rewards, which enables our customers to accumulate points based on purchase activities across all of our channels. As of the end of fiscal 2012, approximately 95% of our active retail customers were enrolled in this program and 80% of all of our active customers, both direct and retail, were enrolled. Rewards are earned by reaching certain point thresholds and are valid through the stated expiration date, which is approximately three months from the mailing date and can be redeemed for a discount on a future purchase of merchandise from us. Rewards not redeemed during the three-month redemption period are forfeited. Points accumulate and are good for one year from date of purchase. The loyalty program consists of four tiers of benefits, with increasing benefits and rewards based on purchase activity levels. For example, our Platinum level represents our top highest-spending customers. These individuals spend on average over $1,000 per year.

To accomplish our new marketing strategy, we will increase our marketing spend in fiscal 2013 to $28.1 million. Marketing spend in fiscal 2012 was $18.5 million. This additional expenditure will drive the increased DXL awareness, traffic, and new customers to the brand.

GLOBAL SOURCING

We have strong experience in sourcing internationally, particularly in Asia, where we manufacture a significant percentage of our private label merchandise. We have established relationships with some of the leading and specialized agents and factories. Our sourcing network consists of over 50 factories in 6 countries. Currently, approximately 40% of all our product needs are sourced directly.

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

DISTRIBUTION

All of our distribution operations are centralized at our headquarters located in Canton, Massachusetts.

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

We utilize the Manhattan Associates’ PKMS warehousing application for our distribution center systems, which has streamlined our distribution processes significantly, enhanced our in-transit times, and reduced our distribution costs substantially. Automated packing for single piece orders and barcode scanning technologies were added for Direct-to-Consumer, improving productivity and lowering packing costs. Various software improvements were made with our store replenishment systems on our retail sorter that enable us to pick size-specific product, by store, efficiently, allowing for quicker and more accurate replenishment to our retail stores. Scanning technologies were added to our sortation systems that improved the accuracy for product selection that is being sent to the various retail stores and Direct-to-Consumer. Supply chain technology was added to provide better visibility for imports, providing more accurate shipping information for buyers and allowing the distribution center to plan accurate staffing models for arriving freight, resulting in reduced costs and improved receipt efficiency.

During fiscal 2012, our space utilization in our distribution center was enhanced with improved active shelving and additional reserve racking. Efficiencies were improved in various departments through the implementation of engineered productivity standards. In-bound calls and order fulfillment for our direct businesses are also currently handled at our Canton facility.

MANAGEMENT INFORMATION SYSTEMS

The infrastructure of our management information systems has consistently been a priority to us. The investments that we have made in this regard have substantially improved our overall efficiency and most importantly have enabled us to better manage our inventory.

Our management information systems consist of a full range of retail merchandising and financial systems which include merchandise planning and reporting, distribution center processing, inventory allocation, sales reporting, and financial processing and reporting. Our business operates primarily on an IBM AS/400 platform, with the e-commerce/catalog business on the Intel/Microsoft environment. We believe that our current infrastructure provides us the ability and capacity to process transactions more efficiently and provides our management team with comprehensive tools with which to manage our business.

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

All of our stores have state-of-the-art point-of-sale (“POS”) terminals supplied by IBM. The business is supported by a POS business application provided by Epicor, formerly NSB Group. The POS applications capture daily transaction information by item, color and size. Communication between our corporate headquarters and all of our stores is facilitated on a daily basis through the use of an electronic mail system. The POS system includes a multitude of features including CRM tools that enable us to track customer buying habits and provides us with the ability to target customers with specific offers and promotions. In fiscal 2013, we are planning on upgrading our current POS registers and business application supplied by Hewlett-Packard in our DXL stores to support our business further.

Our websites have all been standardized on a state-of-the-art platform from Oracle. We also implemented the e-SPS Product Life Cycle Management system from NGC to support the growth of our direct sourcing initiatives. To support the marketing area, we implemented the PlanSystem3 environment from Quad-Systems to manage marketing assets, schedule promotions and monitor activities.

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

Our direct business and retail business maintain a shared inventory system and we operate a single system platform for Casual Male and Rochester Clothing which delivers excellent efficiencies and makes our full product assortment available to all of our business formats.

During fiscal 2012, we continued our web improvements by implementing enhancements for ease of customer purchase. These improvements included a streamlined checkout process and the ability to make a purchase using PayPal and BillMeLater. Also in fiscal 2012, we implemented the CyberSource Fraud Management solution. In addition, we now have enhanced our website with customer personalization and an improved loyalty center.

In fiscal 2012, we implemented a new consolidated product database that automated and integrated all product information across merchandising, marketing, web and stores. In addition, we completed the upgrade of our Red Prairie order management system. This provides new efficiencies and a platform to further enhance our direct-to-consumer capabilities.

During 2013, we plan to implement an integrated custom clothing program for the stores as well as a custom shirt program for the web and stores. We also plan to implement new web international capabilities to provide native currencies and streamline the logistics process. In addition, we plan to install an inventory optimization solution that will allow the utilization of store inventory for e-commerce transactions and for orders placed in-store.

We are currently underway with the build-out of an optimized consumer mobile site to capitalize on the growth of mobile transactions.

Other significant technology upgrades planned for 2013 include our assortment planning functionality, adding a sophisticated in-store wardrobing tool, and personalizing the in-store customer experience utilizing customer preferences and loyalty information.

COMPETITION

Our business faces competition from a variety of sources, including department stores, mass merchandisers, other specialty stores and discount and off-price retailers, as well as other retailers that sell big & tall merchandise. While we have successfully competed on the basis of merchandise selection, comfort & fit, customer service and desirable store locations, there can be no assurances that other retailers will not adopt purchasing and marketing concepts similar to ours. Discount retailers with significant buying power, such as Wal-Mart and J.C. Penney, represent a source of competition for us. In addition, certain discount retailers and other specialty stores have recently announced their intentions to expand their big & tall offerings, including in some cases, the openings of specialty big & tall stores; however, we do not have a direct competitor that offers a similar one-stop shopping environment similar to our DXL stores.

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

The direct business has several competitors, including the King Size catalog and website and The Foundry Big and Tall Supply Co., (which is operated by J.C. Penney Company, Inc).

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

TRADEMARKS/TRADEMARK LICENSE AGREEMENTS

We own several service marks and trademarks relating to our businesses, including, among others, “Destination XL®”, “DXL®”, “Big on Being Better™”, “Casual Male®”, “Casual Male XL®”, “B&T Factory Direct™”, “Rochester Big & Tall®”, “Harbor Bay®”, “Oak Hill Established 1972®”, “Oak Hill®”, “Gold Series”™, “Flex-Zone®”, “Comfort Zone®”, “Synrgy™”, “Twenty-Eight Degrees™”, “Society of One®” and “True Nation®”. We also hold a U.S. patent for an extendable collar system, which is marketed as “Neck-Relaxer®” and a U.S. copyright for a no iron hang tag.

EMPLOYEES

As of February 2, 2013, we employed approximately 2,446 associates, of whom 1,598 were full-time personnel. We hire additional temporary employees during the peak Fall and Holiday seasons. None of our employees is represented by any collective bargaining agreement.

AVAILABLE INFORMATION

Our corporate website is http://investor.destinationxl.com. Our investor relations site is also accessible from www.destinationxl.com, by clicking on the investor relations link. We make available, free of charge, through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of

1934, as amended, as soon as reasonably practicable after we have electronically filed such material with, or furnished such materials to, the Securities and Exchange Commission. The SEC maintains an internet site that contains reports, proxy and information statements, and other information for issuers that file electronically with the SEC at http://www.sec.gov.

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

Economic and civil unrest in areas of the world where we source merchandise for our global sourcing program, as well as shipping and docking issues, could adversely impact the availability and cost of such merchandise. Disruptions in the global transportation network, such as, political instability, the financial instability of our suppliers, merchandise quality issues, trade restrictions, port strikes, tariffs, currency exchange rates, transport capacity and costs, inflation and other factors relating to foreign trade are beyond our control. In the event of disruptions or delays in deliveries due to economic or political conditions in foreign countries, such disruptions or delays could adversely affect our results of operations unless and until alternative supply arrangements could be made. These and other issues affecting our suppliers could adversely affect our business and financial performance.

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

Fluctuations in the price, availability and quality of fabrics or other raw materials used in the manufacturing of our merchandise could have a material adverse effect on our gross margin or on our ability to meet our customers’ demands. The prices for fabrics depend on demand and market prices for the raw materials used to produce them. To the extent that we cannot offset these cost increases with other cost reductions or efficiencies, such higher costs will need to be passed on to our customers. Such increased costs could lead to reduced customer demand, which could have a material adverse effect on our results of operations and cash flow.

Our success depends significantly on our key personnel and our ability to attract and retain additional personnel.

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

All merchandise for our stores and e-commerce operations is received into our centralized distribution center in Canton, Massachusetts, where the inventory is then processed, sorted and shipped to our stores or directly to our customers. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. Although we believe that our receiving and distribution process is efficient and well-positioned to support our strategic plans, events beyond our control, such as disruptions in operations due to fire or other catastrophic events, employee matters or shipping problems, could result in delays in the delivery of merchandise to our stores or directly to our customers.

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

Several retailers have had problems executing a corporate strategy aimed at operating multiple brands in multiple channels. We conduct operations through our specialty stores, outlet stores, catalogs and internet channels of distribution. We are responsible for all aspects of brand management with respect to our private-label merchandise and our Destination XL, Casual Male and Rochester brands, including advertising and promotion, and the servicing and merchandising of private label merchandise. With respect to our branded merchandise, this function is mostly the responsibility of the specific manufacturer of the brand. If the managing of multiple brands within multiple channels is poorly executed, we will not achieve our expected level of profitability, and could ultimately be compelled to eliminate the multiple brand strategy so that the organization may focus on a single brand strategy.

We may not be successful in growing our market share.

We are currently seeking to expand the number of DXL stores and reduce the number of existing Casual Male XL and Rochester Clothing stores over time. However, for us to be successful in the future and maintain growth, we must be able to continue increasing our market share within the big & tall industry. Our growth is dependent on our successfully attracting new target customers into our stores, catalogs and e-commerce site. We cannot be certain that our strategic plans, including those relating to our DXL concept, will be successful in attracting customers and growing our market share.

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

Our success in increasing our market share in the big & tall apparel business is largely dependent on building and maintaining favorable brand recognition for our DXL concept and effectively marketing our merchandise to all of our target customers in several diverse market segments. In order to grow our brand recognition and our market share, we depend on the successful development of our brand through several means including advertising events, direct mail marketing, e-commerce and catalog marketing and customer prospecting. Our business is directly impacted by the success of these efforts and those of our vendors. Future advertising efforts by us, our vendors or our other licensors may be costly and may not result in increased market share or revenues.

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

We own and use a number of trademarks and operate under several trademark license agreements. We believe that certain of these trademarks have significant value and are instrumental in our ability to create and sustain demand for and to market our products. We cannot be certain that these trademarks and licensing agreements will remain in effect and enforceable or that any license agreements, upon expiration, can be renewed on acceptable terms or at all. In addition, any future disputes concerning these trademarks and licenses may cause us to incur significant litigation costs or force us to suspend use of the disputed trademarks.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate offices and retail distribution center are located at 555 Turnpike Street in Canton, Massachusetts. The property consists of a 755,992 gross square foot building located on approximately 27.3 acres. We owned the property until January 30, 2006, at which time we entered into a sale-leaseback transaction with Spirit Finance Corporation, a third-party real estate investment trust (“Spirit”), whereby we entered into a twenty-year lease agreement with a wholly-owned subsidiary of Spirit for an annual rent of $4.6 million. In fiscal 2006, we realized a gain of approximately $29.3 million on the sale of this property, which has been deferred and is being amortized over the initial 20 years of the related lease agreement. Accordingly, our annual rent of $5.1 million is offset by $1.5 million related to the amortization of this deferred gain.

As of February 2, 2013, we operated 48 Destination XL stores, 297 Casual Male XL retail stores, 55 Casual Male XL outlet stores and 12 Rochester Clothing stores. All of these stores are leased by us directly from owners of several different types of centers, including life-style centers, shopping centers, free standing buildings, outlet centers and downtown locations. The store leases are generally five years in length and contain renewal options extending their terms by between 5 and 10 years. Following this discussion is a listing by state of all store locations open at February 2, 2013.

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

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Capital Expenditures.”

Store count by State at February 2, 2013

United States
Alabama	4
Arizona	8	*
Arkansas	2
California	47	*
Colorado	6	*
Connecticut	9	*
Delaware	3
District of Columbia	1
Florida	23	*
Georgia	9	*
Idaho	1
Illinois	20	*
Indiana	11	*
Iowa	4
Kansas	3
Kentucky	5
Louisiana	5
Maine	2
Maryland	12	*
Massachusetts	12	*
Michigan	16	*
Minnesota	5	*
Mississippi	2
Missouri	10
Montana	1
Nebraska	3	*
Nevada	4	*
New Hampshire	2
New Jersey	18	*
New Mexico	1
New York	30	*
North Carolina	8	*
North Dakota	1
Ohio	16	*
Oklahoma	2	*
Oregon	4
Pennsylvania	25	*
Rhode Island	1	*
South Carolina	4
South Dakota	1
Tennessee	6	*
Texas	34	*
Utah	3	*
Vermont	1
Virginia	11	*
Washington	5
West Virginia	1
Wisconsin	7	*

International
London, England	1

*	DXL store(s) open

Item 3. Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the resolution of these matters will not have a material adverse impact on our future results of operations or financial position.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed for trading on the NASDAQ Global Select Market under the symbol “DXLG” (and was formerly listed under “CMRG”).

The following table sets forth, for the periods indicated, the high and low per share sales prices for the common stock, as reported on Nasdaq.

Fiscal Year Ended February 2, 2013	High	Low
First Quarter	$3.69	$2.83
Second Quarter	4.08	2.76
Third Quarter	4.71	3.46
Fourth Quarter	4.75	3.19

Fiscal Year Ended January 28, 2012	High	Low
First Quarter	$5.05	$3.83
Second Quarter	4.62	3.68
Third Quarter	4.33	3.29
Fourth Quarter	4.21	2.98

As of March 8, 2013, based upon data provided by independent shareholder communication services and the transfer agent for our common stock, there were approximately 167 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agent, but does include each such broker or clearing agency as one record holder.

We have not paid and do not anticipate paying cash dividends on our common stock. In addition, financial covenants in our loan agreement may restrict dividend payments. For a description of these financial covenants see Note C to the Notes to the Consolidated Financial Statements.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following Performance Graph compares our cumulative stockholder return with that of a broad market index (Standard & Poor’s 500) and one published industry index (Dow Jones U.S. Apparel Retailers) for each of the most recent five years ended January 31. The cumulative stockholder return for shares of our common stock (“DXLG”) and each of the indices is calculated assuming that $100 was invested on January 31, 2008. We paid no cash dividends during the periods shown. The performance of the indices is shown on a total return (dividends reinvested) basis. The graph lines merely connect January 31 of each year and do not reflect fluctuations between those dates. In addition there is a chart of the annual percentage return of our common stock, the S&P 500 and the Dow Jones U.S. Apparel Retailers.

In prior years, we used the S&P Composite Retail Index as our published industry index; however, that index is no longer available. Accordingly, this year we used the Dow Jones U.S. Apparel Retailers as our published industry index. Because the S&P Composite Retail Index is no longer available, we cannot provide a concurrent comparison to that index.

Annual Return Percentage

	Years Ended
Company/Index	Jan 09	Jan 10	Jan 11	Jan 12	Jan 13
DXLG	(92.37)	636.84	47.86	(19.08)	37.31
S&P 500	(40.81)	30.03	18.85	3.13	0.08
DOW JONES U.S. APPAREL RETAILERS	(48.04)	86.83	22.34	17.51	23.42

Indexed Returns

	Base Period
Company/Index	Jan 08	Jan 09	Jan 10	Jan 11	Jan 12	Jan 13
DXLG	100	7.63	56.22	83.13	67.27	92.37
S&P 500	100	59.19	76.96	91.47	94.33	94.40
DOW JONES U.S. APPAREL RETAILERS	100	51.96	97.08	118.77	139.56	172.24

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

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data of our Company as of and for each of the years in the five-year period ended February 2, 2013 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our accompanying Consolidated Financial Statements and Notes thereto.

Our selected consolidated financial data for the years ended February 2, 2013, January 28, 2012 and January 29, 2011 and as of February 2, 2013 and January 28, 2012 have been derived from our accompanying Consolidated Financial Statements which were audited by Ernst & Young LLP, an independent registered public accounting firm. Our selected consolidated financial data for the years ended and January 30, 2010 and January 31, 2009, and as of January 29, 2011, January 30, 2010 and January 31, 2009, have been derived from our Consolidated Financial Statements not included herein, which were audited by Ernst & Young LLP.

For a discussion of certain factors that materially affect the comparability of the selected consolidated financial data or cause the data reflected herein not to be indicative of our future results of operations or financial condition, see Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Years Ended (1)(2)
(In millions, except per share and operating data)	February 2, 2013 (Fiscal 2012)	January 28, 2012 (Fiscal 2011)		January 29, 2011 (Fiscal 2010)	January 30, 2010 (Fiscal 2009)	January 31, 2009 (Fiscal 2008)
INCOME STATEMENT DATA:
Sales	$399.6	$395.9		$392.0	$393.9	$443.9
Gross profit, net of occupancy costs	185.8	183.2		179.8	174.2	189.6
Selling, general and administrative expenses	156.4	152.0		148.4	149.2	177.3
Depreciation and amortization	15.5	12.5		13.2	15.5	17.1
Operating income (loss) before impairment	13.9	18.7		18.2	9.5	(4.8)
Provision for impairment of assets, including trademark and goodwill	—	23.1	(3)	—	—	71.4 (3)
Operating income (loss)	13.9	(4.4)		18.2	9.5	(76.2)
Provision (benefit) for income taxes	5.2	(50.1	)(4)	0.7 (5)	1.5	28.9 (4)
Income (loss) from continuing operations	$8.1	$44.8		$17.4	$7.6	$(107.6)
Loss from discontinued operations	(1.9)	(2.1)		(2.0)	(1.5)	(1.7)
Net income (loss)	$6.1	$42.7		$15.4	$6.1	$(109.3)
Income (loss) from continuing operations per share—diluted	$0.17	$0.93		$0.37	$0.17	$(2.60)
Net income (loss) per share—diluted	$0.13	$0.89		$0.32	$0.14	$(2.64)

BALANCE SHEET DATA:
Working capital	$70.9	$78.5		$63.3	$45.6	$20.0
Inventories	104.2	104.2		92.9	90.0	98.6
Property and equipment, net	65.9	45.9		39.1	41.9	52.2
Total assets	245.9	233.7		182.6	181.0	201.2
Long term debt	—	—		—	2.7	7.6
Stockholders’ equity	161.2	154.4		111.3	93.2	71.8

Cash flow provided by operating activities	$29.9	$23.4		$18.7	$30.8	$23.2
Less: capital expenditures	(32.4)	(18.0)		(9.0)	(4.6)	(12.6)
Less: acquisitions (6)	—	—		—	—	(3.0)

Free cash flow(6)	$(2.5)	$5.4		$9.7	$26.2	$7.6

OPERATING DATA:
Comparable sales percentage	1.5%	2.1%		1.5%	(10.8%)	(4.3%)
Gross profit margins	46.5%	46.3%		45.9%	44.2%	42.7%
Operating margin	3.5%	(1.1%)		4.6%	2.4%	(17.2%)
Operating margin, before impairment	3.5%	4.7%		4.6%	2.4%	(1.1%)
Net sales per square foot	$179	$178		$176	$174	$193
Number of stores open at fiscal year end	412	450		460	479	494

(1)	Our fiscal year is a 52 or 53 week period ending on the Saturday closest to January 31. Except for fiscal 2012 which was a 53-week period, all fiscal years were 52 weeks.
(2)	During the second quarter of fiscal 2012, we discontinued our European web business. Accordingly, certain prior year amounts in the Income Statement Data have been reclassified to discontinued operations to conform to the current year presentation.
(3)	During the fourth quarter of fiscal 2008, we recorded a full non-cash impairment charge related to our goodwill for $63.1 million and a partial impairment of our “Rochester” trademark of $2.5 million. These impairments were due to the downturn in the economy and the deterioration in the capital markets which had a direct impact on our business during fiscal 2008 and resulted in a significant decrease in the fair value of our Company at the end of the fourth quarter of fiscal 2008. In addition, we also recorded a non-cash charge of $5.8 million for the impairment of fixed assets.

During the fourth quarter of fiscal 2011, we recorded a partial non-cash impairment charge of our “Casual Male” trademark of $23.1 million. This impairment was due to our strategic decision to expand our DXL store concept. As we open new DXL stores, we continue to close our existing Casual Male XL stores or potentially convert them to a DXL store, resulting in a reduced projected revenue stream to support the “Casual Male” tradename. At the end of fiscal 2011, the carrying value of the “Casual Male” trademark was $6.1 million. The remaining carrying value is being amortized on an accelerated basis, consistent with projected cash flow, over 7 years. The “Rochester” trademark, with a carrying value of $1.5 million, was not impaired and remains an indefinite-lived asset.

(4)	During the fourth quarter of fiscal 2008, we recorded a non-cash charge of $28.6 million to establish a full valuation allowance against our deferred tax assets. As a result of the operating losses incurred in fiscal 2008 and the overall condition of the economy, the realizability of our deferred tax assets could not be assured.

In the fourth quarter of fiscal 2011, we recognized an income tax benefit of $42.5 million related to the reversal of substantially all of our deferred tax valuation allowance; see Note D to the Notes to the Consolidated Financial Statements.

(5)	During the third quarter of fiscal 2010, we recognized a tax benefit of $0.8 million, or $0.02 per diluted share, as a result of the reduction in our liability for uncertain tax positions, due to the expiration of certain statutes of limitation.
(6)	Free cash flow is considered a non-GAAP financial measure under SEC regulations. We present this measure as supplemental information to help investors better understand trends in our business results over time. We use free cash flow to evaluate the performance of our business. Free cash flow is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance or liquidity. Moreover, the free cash flow definition we use may not be comparable to similarly titled measurer used by other companies. We calculate free cash flows as cash flow from operating activities, less capital expenditures and discretionary store asset acquisitions. In the second quarter of fiscal 2009, we changed our method of calculating free cash flow to include, as a deduction, the use of cash for the acquisition of Dahle Big & Tall stores in fiscal 2008. Accordingly, free cash flow for fiscal 2008, which were previously defined as cash flow from operating activities less capital expenditures, was restated to include the cash used for the Dahle acquisition of $3.0 million.

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

EXECUTIVE OVERVIEW

Destination XL

Fiscal 2012 was a significant year in helping us transform our existing business to our Destination XL (“DXL”) store format and e-commerce platform. During the year, we opened 32 DXL stores and closed 68 Casual Male XL and two Rochester stores. Our DXL stores and e-commerce platform accounted for 28% of our total business for fiscal 2012 and by the end of next year we project it will account for almost 50%. Our DXL stores continue to outperform our Casual Male XL stores and as the chain is converted, our top line sales growth will improve.

During fiscal 2012, we started to revamp our current marketing program to help us build DXL brand awareness, introducing our customer base to the new DXL concept. We developed and tested a full marketing campaign in select markets, which consisted of a combination of television, radio and digital advertising. The results of this testing will be refined in early fiscal 2013 with a first launch in late Spring 2013.

Fiscal 2013 will be another critical year for us as we continue to accelerate our DXL store openings. We plan to open another 57 to 64 DXL stores in fiscal 2013 while closing110-119 Casual Male XL and Rochester Clothing stores. In fiscal 2014, we plan to open another 60 DXL stores, completing the roll-out with an expected total of 215 to 230 stores by the end of fiscal 2015.

Following the execution of our DXL strategy in 2013, we expect to leverage an increasing proportion of sales from the new DXL stores, resulting in operating margins rapidly expanding from 4.0% in fiscal 2014 to approximately 8.0% in fiscal 2015, on annual sales growth of approximately 10-15%. We expect to have approximately $10.0-$15.0 million in borrowings at the end of fiscal 2013. By the end of fiscal 2015, we anticipate we will be cash positive with no borrowings. Longer-term, we expect revenues to grow to over $600 million with operating margins greater than 10% and free cash flow in the range of $60 to $70 million by the end of fiscal 2016. Projection of free cash flow (non-GAAP) for fiscal 2016 is based on expected cash flow from operating activities of $77.0-$87.0 million, less expected capital expenditures of $17.0 million.

Corporate Name Change

Subsequent to year end, on February 25, 2013 we formally changed our corporate name to Destination XL Group, Inc. to reflect our transition to our DXL retail stores and DestinationXL.com website. This followed a change in December 2012 of our stock ticker symbol to “DXLG.”

2012 Financial Summary

	Fiscal 2012 (GAAP)	Fiscal 2011 (GAAP)	Fiscal 2011 (NON-GAAP) (1)
Diluted earnings per share:
Income from continuing operations	$0.17	$0.93	$0.22
Loss from discontinued operations (2)	$(0.04)	$(0.04)	$(0.04)

Net income	$0.13	$0.89	$0.18

(1)	Diluted EPS for income (loss) from continuing operations has been adjusted to assume a normal tax rate for comparative purposes. See “Presentation of Non-GAAP Measures” below for a reconciliation of this non-GAAP measure.
(2)	Results for fiscal 2011 have been restated for discontinued operations in connection with the closure of our European web stores during the second quarter of fiscal 2012. Included in the loss from discontinued operations for fiscal 2012 is a $1.1 million termination fee that we incurred in connection with closing our European direct business.

For fiscal 2012, we reported income from continuing operations of $8.1 million, or $0.17 per diluted share, as compared to income from continuing operations of $44.8 million, or $0.93 per diluted share, for fiscal 2011. On a comparative basis, adjusting fiscal 2011 for the trademark impairment charge, the reversal of the tax valuation allowance and assuming a normalized tax rate of 40%, the adjusted income from continuing operations for fiscal 2011 was $0.22 per diluted share. Adjusted income from continuing operations is a non-GAAP measure. See “Presentation of Non-GAAP measures” below for a reconciliation of this non-GAAP measure.

This decrease in earnings of $0.05 per diluted share (based on adjusted income from continuing operations for fiscal 2011) is primarily attributable to a relatively flat sales base in the business, other than the DXL stores, and an approximately $9.0 million, or $0.11 per diluted share, increase in costs to support our DXL roll-out. These costs include approximately $0.8 million in pre-opening occupancy costs associated with our DXL store openings, approximately $6.2 million in selling, general and administrative (“SG&A”) expenses related to store opening, infrastructure costs and marketing and $2.0 million of additional amortization as a result of our “Casual Male” trademark becoming a definite-lived asset.

Comparable sales for fiscal 2012 increased 1.5% with our retail business up 2.0% while our direct business decreased 1.0%. See “Results of Operations” below for a discussion as to how comparable store sales are calculated. On the retail side, while comparable sales from our Casual Male XL and Rochester stores were relatively flat for fiscal 2012, our DXL stores, which accounted for 13% of our total retail business in fiscal 2012, had a comparable store increase of 15.6% for the year. Store traffic during fiscal 2012 did increase from fiscal 2011 but the increase over the prior year remained in the low single digits. Our direct business for fiscal 2012 was negatively impacted by the reduced circulation of our catalog business which was down 31.1% over the prior year. However, our e-commerce business, which accounts for approximately 67% of our direct business, increased 11.2% in fiscal 2012.

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

From a liquidity perspective, at February 2, 2013, we have $8.2 million in cash and cash equivalents, no outstanding borrowings and $71.0 million of availability under our credit facility. Up to this point, we have been able to fund both our store and e-commerce growth through earnings. During most of fiscal 2012, we maintained a full availability under our revolving credit facility with average borrowings under $2.0 million. Our inventory levels, on a dollar basis, have remained flat, but on a unit basis, our inventory has decreased 4.0% on increased square footage.

Fiscal 2013 Outlook

For fiscal 2013, we are planning on a sales range of $415.0 to $420.0 million. This sales increase is driven by the expansion of our DXL stores and by continued growth in our direct businesses. We expect our gross margin rate to be ± 20 basis points from fiscal 2012, which is based on merchandise margins improving by approximately 40 to 60 basis points with an offsetting increase in occupancy costs of 40 to 60 basis points. SG&A costs are planned to increase by approximately $15.0 to $17.1 million, primarily related to preopening costs, payroll (both store and support) as well as increased marketing costs associated with two major flights of a national media campaign to raise DXL awareness with our target market. As a percentage of sales, SG&A expenses are expected to increase by 220 basis points.

As mentioned above, fiscal 2013 will be a significant transition year as we plan to more than double our present DXL store count and close 110-119 Casual Male XL retail stores and Rochester Clothing stores. With the added SG&A costs to help us achieve that, we expect our operating margin as a percent of sales for fiscal 2013 will be breakeven to 0.5%. As a result, our earnings for fiscal 2013 will be between breakeven and $0.03 per diluted share.

We expect to spend approximately $54.0 million in capital expenditures in fiscal 2013, which will be partially offset by approximately $9.0 million in tenant allowances, primarily related to opening our DXL stores. We expect to fund the remainder of our capital expenditures primarily from our operating cash flow but expect to have borrowings under our credit facility of $10.0-$15.0 million at the end of the year. From a liquidity perspective, we expect cash flow from operating activities of $32.0 million (including the $9.0 million of tenant allowances), resulting in free cash flow (as defined below under “Presentation of Non-GAAP Measures”) of approximately $(22.0) million.

Fiscal 2013 is a crucial year in our three-year plan to transform our store base to DXL. A complete discussion of this business strategy and our long-term projections is discussed directly above as well as under “Item 1. Business – Business Strategy.”

Presentation of Non-GAAP Measures

Adjusted Income from Continuing Operations Per Diluted Share -Non-GAAP

The presentation of non-GAAP “adjusted income from continuing operations” and “adjusted income from continuing operations per diluted share” are not measures determined by generally accepted accounting principle (“GAAP”) and should not be considered superior to or as a substitute for income from continuing operations or earnings per diluted share in accordance with GAAP. We believe that the inclusion of these non-GAAP measures is important to assist investors in comparing fiscal 2012 results to fiscal 2011 on a comparable basis.

The following table is a reconciliation of net income and income from continuing operations on a GAAP-basis to adjusted income from continuing operations and adjusted net income (non-GAAP) for fiscal 2011 (in thousands, except per diluted share):

GAAP TO NON-GAAP RECONCILIATION

	Fiscal 2012		Fiscal 2011
		Per diluted Share		Per diluted share
Net income, GAAP basis	$6,126	$0.13	$42,663	$0.89
Add back: loss from discontinued operations, GAAP basis	1,933	$0.04	2,141	$0.04

Income from continuing operations, GAAP basis	$8,059	$0.17	$44,804	$0.93
Reverse actual income tax provision (benefit)	5,244	$0.11	(50,078)	$(1.04)

Income from continuing operations before taxes	$13,303	$0.27	$(5,274)	$(0.11)
Add back: Provision for trademark impairment, tax-effected	—	—	23,110	$0.48

Adjusted income from continuing operations before income taxes, non-GAAP for fiscal 2011	13,303	$0.27	17,836	$0.37
Less Income tax provision, assume 40% tax rate for fiscal 2011	(5,244)	(0.11)	(7,134)	$(0.15)

Adjusted income from continuing operations, non-GAAP for fiscal 2011	$8,059	$0.17	$10,702	$0.22
Loss from discontinued operations, GAAP basis	(1,933)	$(0.04)	$(2,141)	$(0.04)

Adjusted net income, non-GAAP for fiscal 2011	$6,126	$0.13	$8,561	$0.18

Weighted average number of common shares outstanding on a diluted basis		48,385		48,044

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

We calculate free cash flows as cash flow provided by operating activities less capital expenditures and discretionary store asset acquisitions, if applicable:

(in millions)	Fiscal 2012	Fiscal 2011	Projected Cash Flow Fiscal 2013
Cash flow provided by operating activities:
Cash flow provided by operating activities other than tenant allowances	$27.5	$23.2	$23.0
Tenant allowances	2.4	0.2	9.0

Cash flow provided by operating activities	29.9	23.4	32.0
Less: capital expenditures	(32.4)	(18.0)	(54.0)

Free cash flow	(2.5)	5.4	(22.0)

SEGMENT REPORTING

Through the end of fiscal 2011, we managed our business using three operating segments—Casual Male XL, Rochester Clothing and B&T Factory Direct. However, with the continued expansion of the DXL store format and our new website, www.destinationxl.com, which we launched in fiscal 2011 and which has merchandise from all three of these business formats, the business is managed using retail and direct, as opposed to the previous store formats.

Effective the first quarter of fiscal 2012, we report our operations as one reportable segment, Big & Tall Men’s Apparel, which consists of our two principal operating segments: retail and direct. We consider our operating segments to be similar in terms of economic characteristic, production processes and operations, and have therefore aggregated them into a single reporting segment.

RESULTS OF OPERATIONS

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. Fiscal 2012 was a 53-week period while Fiscal 2011 and 2010 were 52- week periods.

Total comparable sales for all periods include our retail stores that have been open for at least one full fiscal year together with our e-commerce and catalog sales. Our direct businesses are included as part of our calculation of total comparable sales because we are a multi-channel retailer offering our customers convenient alternatives for their shopping needs. Retail comparable sales reflect same-store sales and exclude our direct business. Stores that have been remodeled, expanded or re-located during the period are also included in our determination of comparable sales. Most of our DXL stores are considered relocations and comparable to all the closed stores in each respective market area for the first twelve months. For fiscal 2012, 46 DXL stores were included in our comparable store base. The sales from 40 of those 46 DXL stores are comparable to prior year sales that included the sales from 54 closed Casual Male XL stores and 2 closed Rochester Clothing stores. On a comparable sales basis, our selling square footage increased 57.5% for fiscal 2012 as compared to fiscal 2011. For fiscal 2011, 14 DXL stores were included in our comparable store base. The sales from those 14 DXL stores were comparable to the prior year sales from 21 Casual Male XL stores and 3 Rochester Clothing stores. On a comparable sales basis, our selling square footage increased 11.4% for fiscal 2011 as compared to fiscal 2010. The method of calculating comparable sales varies across the retail industry and, as a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies.

SALES

Sales for the 53 weeks in fiscal 2012 increased 1% to $399.6 million as compared to $395.9 million for the 52 weeks of fiscal 2011. Sales for the 53rd week of fiscal 2013 were $5.1 million.

On a comparable 53-week basis, total comparable sales increased 1.5%, or $5.7 million, as compared to fiscal 2011. This increase consisted of an increase in our retail business of 2.0%, or $6.4 million, partially offset by a decrease in our direct business of 1.0%, or $0.7 million. The 2.0% increase in our retail business was predominantly driven by our 46 DXL stores which had a comparable store sales increase of 15.6%, or $5.6 million, over the prior year while our remaining stores had a comparable store sales increase of 0.3%, or $0.8 million. During fiscal 2012, sales from approximately 78 Casual Male XL stores, which were in close proximity to a DXL store location, were lower by an average of 3.2% as compared to the remaining stores. We believe that our accelerated DXL rollout plan, together with our DXL marketing campaign, will eliminate this erosion and benefit our top line growth.

With respect to our direct business, we saw significant improvement in fiscal 2012 from our e-commerce business as sales increased 11.2%. This growth was offset by a decrease from our catalog business of 31.1%. During fiscal 2012, we continued to decrease our catalog circulation and impressions on existing catalogs, both of which are down approximately 50% over last year, to shift emphasis towards our digital marketing efforts and our more profitable e-commerce business. Our e-commerce business accounted for approximately 67% of our direct business in fiscal 2012 and, in the long-term, we expect this business to more than replace the current shortfall in sales from legacy brand catalogs.

Sales for fiscal 2011 increased $3.9 million, or 1.0%, to $395.9 million as compared to $392.0 million in fiscal 2010. Comparable sales for fiscal 2011 increased 2.1%, or approximately $8.0 million, when compared to the fiscal 2010. On a comparable basis, sales from our retail business increased 2.4%, or approximately $7.5 million, and sales from our domestic direct business increased 1.5%, or approximately $1.0 million. Our international direct business decreased 8.4%, or approximately $0.5 million. This comparable increase of $8.0 million was partially offset by a $4.0 million decrease in non-comparable sales mostly related to closed stores. Contributing to our increased comparable sales of 2.1% was an increase of 12.8% from our 14 comparable DXL stores. As planned, we started to increase prices during the first quarter of fiscal 2011 within certain merchandise categories. For fiscal 2011, our average unit retail price increased approximately 6.4% over the prior year. This increase is due partly to product price increases, and partly to the result of improved sales productivity by our selling associates. Sales for the first six months of fiscal 2011 were trending in line with our expectations, with a comparable sales increase of 3.5% and store traffic only down 1.5%. However, in the third quarter of fiscal 2011, store traffic was down 5.6% and although it slightly improved in the fourth quarter to a negative 3.7%, our sales were adversely impacted. The unseasonably mild winter was also a contributing factor to the decrease in store traffic during the second half of fiscal 2011. As a result, sales for fiscal 2011 were below our expectations, primarily driven by a total decrease in store traffic of approximately 3% for the year when compared to the fiscal 2010. While we continue to see improvements in our “average retail” metrics, store traffic continues to directly affect our sales.

We are expecting fiscal 2013 sales volumes to increase by approximately 3.8%-5.1%, with total sales to be between $415.0 to $420.0 million.

GROSS MARGIN

Gross margin rate for fiscal 2012 was 46.5% as compared to 46.3% for fiscal 2011 and 45.9% for fiscal 2010. The increase of 20 basis points for fiscal 2012 was comprised of a 60 basis point improvement in merchandise margin which was offset by an increase in occupancy costs of 40 basis points. The improvement in merchandise margins of 60 basis points was due to an increase in initial markup and a reduced markdown rate over the prior year. Occupancy costs for fiscal 2012 increased 3.6%, or approximately $2.1 million, over the prior year due to the timing of our DXL store openings and the associated pre-opening occupancy costs incurred.

The increase of 40 basis points for fiscal 2011 was comprised of a 25 basis point increase in merchandise margin and an improvement of 15 basis points in occupancy costs. Our merchandise margin improvement of 25 basis points was below our expected merchandise margins for fiscal 2011. In response to the decrease in store traffic that we continued to experience in the fourth quarter of fiscal 2011, we increased our promotional activity and reduced pricing on our seasonal inventory, which had a negative impact on our gross margin rate for fiscal 2011. Overall, however, we continue to see improvement in our merchandise margins as a result of our inventory management and the benefit from our growing global sourcing activities. As expected, on a dollar basis, occupancy costs for fiscal 2011 were flat with fiscal 2010.

For fiscal 2013, we are expecting that our occupancy costs, on a dollar-basis, will increase approximately $5.0 million as a result of adding approximately 54 to 67 DXL stores in fiscal 2013 and certain lease termination costs associated with closing 110-119 Casual Male XL and Rochester Clothing stores. As a result, we expect occupancy costs will be between 40 to 60 basis points higher than fiscal 2012. From a merchandise margin perspective, we are planning a continued improvement of approximately 40 to 60 basis points. Accordingly, for fiscal 2013, we are expecting gross margin will be ± 20 basis points.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses as a percentage of sales for fiscal 2012, 2011 and 2010 were 39.1%, 38.4% and 37.9%, respectively.

On a dollar basis, SG&A expenses for fiscal 2012 increased $4.4 million, or 2.9%, to $156.4 million as compared to SG&A expenses of $152.0 million in fiscal 2011. The increase in SG&A expenses of $4.4 million includes the impact of the 53rd week which approximated $2.7 million. Included in the increase of $4.4 million are incremental costs of approximately $6.2 million related to pre-opening payroll, training, store operations, infrastructure and increased marketing to support the DXL roll-out as well as $1.4 million related to a corporate bonus. These increases were partially offset by reduced litigation costs of approximately $1.9 million and a net savings in marketing of approximately $1.0 million which was attributable to the delay of certain DXL store openings.

SG&A expenses for fiscal 2011 increased $3.6 million, or 2.4%, to $152.0 million as compared to SG&A expenses of $148.4 million in fiscal 2010. The increase of $3.6 million, which was slightly favorable to plan, was primarily due to increases of approximately $4.0 million in payroll-related expenses, such as modest salary increases, severance payments, reinstatement of the 401K employer match, as well as increased staffing in our global sourcing and merchandise areas. SG&A expenses also increased by $2.3 million, related to accruals for anticipated litigation settlements, primarily associated with three California wage and hour class actions suits, and legal expense to date. Offsetting the increases in SG&A was approximately $4.8 million in savings due to the Company’s not achieving its targets for bonus for fiscal 2011 as compared to fiscal 2010.

Fiscal 2013 is a building year for us and as such, our SG&A expenses are expected to be noticeably higher than they have been in past years. We expect that our SG&A expenses will increase by $15.0 to $17.1 million and as a percentage of sales will be 220 basis points higher than fiscal 2012. This increase in dollars is primarily related to increased store payroll to support our planned opening of 57 to 64 new DXL stores, incremental marketing costs associated with our effort to increase brand awareness, costs to close 110-119 Casual Male XL and Rochester Clothing stores and other infrastructure-related costs. Overall, we expect to limit our SG&A growth rates, except where necessary to support our growth activities or where there are unanticipated costs that are necessary to support our overall activities.

PROVISION FOR TRADEMARK IMPAIRMENT

In the fourth quarter of fiscal 2011, we recorded a non-cash impairment charge of $23.1 million against our “Casual Male” trademark. With the success of our DXL store concept, we plan to close substantially all of our Casual Male XL retail stores by fiscal 2016. As a result, we could not support the existing carrying value of the “Casual Male” trademark with this declining Casual Male XL store base. As a result, the carrying value of the “Casual Male” trademark was greater than the fair value of the trademark as valued using a discounted future cash flow approach. At January 28, 2012, the “Casual Male” trademark became a definite-lived asset. At February 2, 2013, the “Casual Male” trademark has a carrying value of $4.1 million, which will be amortized on an accelerated basis through fiscal 2018. For more information regarding this impairment, see “Critical Accounting Policies –Intangibles” and Note A to the Consolidated Financial Statements.

There were no significant impairments in fiscal 2012 and fiscal 2010.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $15.5 million for fiscal 2012, $12.5 million for fiscal 2011 and $13.2 million for fiscal 2010. The increase of $2.9 million in depreciation and amortization expense for fiscal 2012 is due to $2.0 million in amortization associated with our “Casual Male” trademark which was changed to a definite-lived asset at the end of fiscal 2011 and is being amortized on an accelerated basis. The remainder of the increase in depreciation and amortization expense is related to our DXL store openings during fiscal 2012. The decrease in fiscal 2011 as compared to fiscal 2010 was primarily due to fully amortized assets and the timing of capital expenditures during fiscal 2011. Approximately half of our capital expenditures in fiscal 2011 occurred in the fourth quarter of fiscal 2011.

OTHER INCOME (EXPENSE)

During fiscal 2011, we recorded other expense of $0.3 million for professional services related to non-operating activities. For fiscal 2010, we recognized other income of $0.5 million related to the remaining income recognized on our sale of LP Innovations, Inc.

INTEREST EXPENSE, NET

Net interest expense of $0.6 million for fiscal 2012 was flat as compared to $0.6 million in fiscal 2011. Interest expense in fiscal 2010 was $0.7 million. Interest costs over the past two fiscal years have remained low due to minimal borrowings under out credit facility. Our average borrowings under our credit line during fiscal 2012 were less than $2.0 million, as compared to $1.0 million in fiscal 2011 and $5.2 million in fiscal 2010.

See “Liquidity and Capital Resources” for more discussion regarding our current debt obligations and future liquidity needs.

INCOME TAXES

Pursuant to accounting rules, realization of our deferred tax assets, which relate principally to federal net operating loss carryforwards expiring from 2022 through 2032, is dependent on generating sufficient taxable income in the near term.

During the fourth quarter of fiscal 2011, we determined that it was more likely than not that we would be able to realize the benefits of substantially all of our deferred tax assets in the United States. In reaching this determination, we considered the positive evidence of three years of improved profitability, our expectations regarding the generation of future taxable income, and our current market position and expected growth. As a result, we recognized an income tax benefit last year of approximately $42.5 million related to the reversal of the deferred tax valuation allowance.

As of February 2, 2013, we have net operating loss carryforwards of $68.2 million for federal income tax purposes and $38.1 million for state income tax purposes that are available to offset future taxable income at various levels through fiscal 2032. Included in the net operating loss carryforwards for both federal and state income tax is approximately $12.0 million related to stock compensation deductions. The corresponding deferred tax assets related to the federal and state net operating loss carryforwards, on a U.S. basis without stock compensation, is $20.9 million and $1.6 million, respectively. We expect to recognize all of the federal net operating losses and more than half of the state net operating losses by the end of fiscal 2015. Additionally, we have alternative minimum tax credit carryforwards of $2.3 million, which are available to reduce income taxes further over an indefinite period. In addition to the foregoing, we also have: (i) a valuation allowance of $0.9 million in the United States related to foreign tax credits; (ii) various state and local operating loss carryforwards and state tax credits that are subject to restrictive rules for future utilization; and (iii) a valuation allowance totaling $2.6 million against deferred tax assets for our operations in the Netherlands and Canada.

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

NET INCOME (LOSS)

Net income for fiscal 2012 was $6.1 million, or $0.13 per diluted share, as compared to net income of $42.7 million, or $0.89 per diluted share, in fiscal 2011 and net income of $15.4 million, or $0.32 per diluted share, in fiscal 2010.

(in millions)	Fiscal 2012	Fiscal 2011		Fiscal 2010
Operating income from continuing operations before provision for trademark impairment (1)	$13.9	$18.6		$18.2
Provision for trademark impairment	—	(23.1	)(2)	—

Operating income (loss) from continuing operations	$13.9	$(4.5)		$18.2
Other income (expense), net	—	(0.2)		0.5
Interest expense	(0.6)	(0.6)		(0.7)

Income from continuing operations, before taxes	13.3	(5.3)		18.1
Less: Provision (benefit) for income taxes	5.2	(50.1	)(3)	0.7

Income from continuing operations	8.1	44.8		17.4
Loss from discontinued operations	(1.9)	(2.1)		(2.0)

Net income	$6.1	$42.7		$15.4

(1)	Operating income before provision for trademark impairment of $18.6 million for fiscal 2011 is a non-GAAP measure and is not meant to be considered superior to or as a substitute for operating income (loss), on a GAAP basis, of $(4.5) million. Considering the materiality of the non-cash impairment charge incurred in fiscal 2011, we believe that the above table is a meaningful presentation to measure our operating performance.
(2)	Results for fiscal 2011 include a non-cash impairment charge of $23.1 million related to the write-down of our “Casual Male” trademark. As a result of our growth initiative to expand our DXL store concept, we are closing existing Casual Male XL retail stores in the same market. The carrying value of the “Casual Male” trademark could not be supported by this decrease in projected future cash flows and resulted in a partial write-down of the trademark value.
(3)	During the fourth quarter of fiscal 2011, as a result of our continued profitability, we reversed $42.5 million of our valuation allowance against our deferred tax assets, resulting in an income tax benefit for fiscal 2011.

SEASONALITY

A comparison of sales in each quarter of the past three fiscal years is presented below. The amounts shown are not necessarily indicative of actual trends, because such amounts also reflect the addition of new stores and the remodeling and closing of others during these periods. Consistent with the retail apparel industry, our business is seasonal. The majority of our operating income is generated in the fourth quarter as a result of the impact of the Christmas selling season. A comparison of quarterly sales, gross profit, and net income per share for the past two fiscal years is presented in Note K of the Notes to the Consolidated Financial Statements.

(in millions, except percentages)	FISCAL 2012 (1)		FISCAL 2011(1)		FISCAL 2010(1)
First quarter	$95.5	23.9%	$95.4	24.1%	$94.7	24.2%
Second quarter	100.5	25.1%	100.4	25.4%	96.8	24.7%
Third quarter	88.7	22.2%	89.0	22.5%	89.5	22.8%
Fourth quarter	114.9	28.8%	111.1	28.0%	111.0	28.3%

	$399.6	100.0%	$395.9	100.0%	$392.0	100.0%

(1)	Sales for the first quarter of fiscal 2012 and for each quarter of fiscal 2011 and fiscal 2010 have been restated to exclude the sales from the International web-stores which were closed during the second quarter of fiscal 2012 and are reflected as discontinued operations for all periods. See Note J of the Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility, as amended, with Bank of America, N.A (“Credit Facility”). Our current cash needs are primarily for working capital (essentially inventory requirements), capital expenditures and growth initiatives. As discussed below, our capital expenditures for fiscal 2013 are expected to be $54.0 million, primarily related to the planned opening of 57 to 64 new DXL stores and information technology projects. However, we expect to receive approximately $9.0 million in tenant allowances to offset these capital expenditures. We expect to fund our store growth in fiscal 2013 primarily through earnings with limited borrowings from our Credit Facility. For fiscal 2013, while our borrowings are projected to reach approximately $40.0 million during our key seasonal buying periods, we expect that our borrowings at the end of fiscal 2013 will be approximately $10.0-$15.0 million.

We currently believe that our existing cash generated by operations together with our availability under our credit facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements. For fiscal 2012, free cash flow, which we define as cash flow from operating activities, less capital expenditures and discretionary store asset acquisitions, if any, decreased by $7.9 million to $(2.5) million from $5.4 million for fiscal 2011. This decrease in free cash flow was due to the increase in capital expenditures of $14.4 million related to the new store openings, partially offset by an increase of $6.5 million in cash flow from operations. See “Presentation of Non-GAAP Measure” above regarding non-GAAP free cash flow.

The following table sets forth financial data regarding our liquidity position at the end of the past three fiscal years:

	FISCAL YEARS
(in millions, except ratios)	2012	2011	2010
Cash provided by operations	$29.9	$23.4	$18.7
Working capital	$70.9	$78.5	$63.3
Current ratio	2.1:1	2.4:1	2.4:1

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

Borrowings made pursuant to the Credit Facility bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.‘s prime rate, (b) the Federal Funds rate plus 0.50% and (c) the one month LIBOR rate) plus a varying percentage, based on our borrowing base, of 1.00-1.25% for prime-based borrowings and 2.00-2.25% for LIBOR-based borrowings.

We had no outstanding borrowings under the Credit Facility at February 2, 2013. Outstanding standby letters of credit were $1.8 million and outstanding documentary letters of credit were $2.2 million. Average borrowings outstanding under this facility during fiscal 2012 were approximately $2.0 million, resulting in an average unused excess availability of approximately $68.5 million. Unused excess availability at February 2, 2013 was $71.0 million. Our ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality. This facility contains no financial covenants.

INVENTORY

At February 2, 2013, total inventories were $104.2 million and were flat with total inventories at January 28, 2012. While inventory levels on a dollar basis were flat when compared to the prior year, on a unit basis inventories decreased 4% from year ago levels. Although our store count decreased in fiscal 2012, our square footage increased 2.6% and, as a result, our average inventory per square foot was lower than the prior year.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined by 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at February 2, 2013, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
Contractual Obligations (in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases (1)	$252.1	$46.9	$67.2	$46.1	$91.9
Long-Term Debt Obligations (2)	—	—	—	—	—
Non-merchandise Purchase Obligations (3)	0.7	0.6	0.1	—	—
Merchandise Purchase Obligations (4)	49.0	11.5	24.5	13.0	—

Total Commitments (5)	$301.8	$59.0	$91.8	$59.1	$91.9

(1)	Includes amounts due on our lease agreement for our corporate headquarters and distribution center and operating leases for all of our current store locations and certain equipment and auto leases.
(2)	There is no outstanding long-term debt at February 2, 2013.
(3)	Non-merchandise Purchase Obligations include an on-going consulting agreement with Jewelcor Management, Inc., pursuant to which we are obligated to pay $0.6 million annually through April 29, 2014. See Note H—“Related Parties” to the Notes to the Consolidated Financial Statements for a full description of this agreement.
(4)	Merchandise Purchase Obligations include amounts for which the Company is contractually committed to meet certain minimum purchases. These commitments are contingent on the supplier meeting its obligations under the contract. Excluded from Merchandise Purchase Obligations in the table above are our outstanding obligations pursuant to open purchase orders. At February 2, 2013, we had approximately $63.6 million in open purchase orders. We estimate that approximately 95% of these purchase orders may be considered non-cancelable.
(5)	At February 2, 2013, we had an unfunded Pension Obligation of $4.3 million, which is not included in the table because of uncertainty over whether or when further contributions will be required.

CAPITAL EXPENDITURES

Below is a summary of store openings and closings from January 28, 2012 to February 2, 2013 and related square footage:

Number of Stores:	DXL	Casual Male XL Retail	Rochester Clothing	Casual Male XL Outlets	Total stores
At January 28, 2012	16	360	14	60	450
New stores(1)	2				2
Replaced stores(2)	30	(42)	(1)		(13)
Closed retail stores(3)	—	(21)	(1)	(5)	(27)

At February 2, 2013	48	297	12	55	412

Total square footage (in thousands)
at February 2, 2013	475	1,067	108	174	1,824
at January 28, 2012	159	1,308	122	188	1,777

(1)	The opening of new DXL stores represents DXL stores opened in new markets.
(2)	Represents the total number of DXL stores opened in existing markets with the corresponding total number of Casual Male XL stores and/or Rochester Clothing stores closed in such markets in connection with those DXL store openings.
(3)	Represents closed stores for which there were no corresponding openings of a DXL store in the same market.

Our capital expenditures for fiscal 2012 were $32.4 million, as compared to $18.0 million in fiscal 2011 and $9.0 million in fiscal 2010. Approximately $25.6 million related to the opening of 32 new DXL stores. In addition, we spent approximately $5.2 million in management information projects, which included continued enhancements for our e-commerce site. The remainder was used for general capital projects in our distribution center and corporate offices.

For fiscal 2013, our capital expenditures are expected to be approximately $54.0 million and we expect to receive approximately $9.0 million in tenant allowances to offset these expenditures. The budget includes approximately $44.7 million, excluding any allowance, related to the opening of 57-64 new Destination XL stores and approximately $7.4 million for continued information technology projects, including further web-related enhancements and upgraded planning and allocation software, upgraded POS system, with the remainder for general overhead projects. In addition, we expect to close approximately 110-119 existing stores, most of which are in connection with the opening of our new DXL stores.

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

Stock-Based Compensation

We measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation over the service period for awards expected to vest. The fair value of our stock options is determined using the Black-Scholes valuation model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures. Actual results, and future changes in estimates, may differ substantially from these current estimates. For fiscal 2012, 2011 and 2010, we recognized total compensation expense of $0.8 million, $1.3 million and $2.1 million, respectively. Compensation expense of $2.1 million for fiscal 2010 included an accrual of approximately $0.7 million which reflected the estimated accrual for equity awards that were granted in March 2011 pursuant to our Long–Term Incentive Plan for fiscal 2010. See Note F to the Notes to the Consolidated Financial Statements.

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

There were no material impairment charges for long-lived assets in fiscal 2012, fiscal 2011 or fiscal 2010.

Intangibles

In accordance with ASC Topic 350, Intangibles Goodwill and Other, we evaluate our intangible assets with indefinite-lives at least annually for impairment by analyzing the estimated fair value.

At December 31, 2012, we performed our annual testing of our “Rochester” trademark for potential impairment. Utilizing an income approach with appropriate royalty rates applied, we concluded that the “Rochester” trademark, with a carrying value of $1.5 million, was not impaired.

During the fourth quarter of fiscal 2011, we recorded a non-cash impairment charge of $23.1 million against our “Casual Male” trademark. In connection with our expansion of our new DXL store concept and the expected closure of our Casual Male XL retail stores, the fair value of our “Casual Male” trademark, as determined using an income approach with applicable royalty rate applied, was not sufficient to support the then-carrying value. At January 28, 2012, the “Casual Male” trademark was reclassified to a definitive-lived asset. At February 2, 2013, the “Casual Male” trademark has a remaining carrying value of $4.1 million, which is being amortized, on an accelerated basis, over its estimated remaining useful life of 6 years.

Deferred Taxes

We have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. At February 2, 2013, we have a deferred tax asset valuation allowance of $3.6 million against certain foreign tax credits and state net operating loss carryforwards and credits. In the fourth quarter of fiscal 2011, we recognized an income tax benefit of $42.5 million due to the reversal of a substantial portion of the deferred tax asset valuation allowance. At that time, we determined that it is more likely than not that we will be able to realize the benefits of substantially all of our deferred tax assets. In reaching this determination, we considered the positive earnings of the last three fiscal years, our expectations of future taxable income and our current market position and opportunities for growth. See “Income Taxes” above for more discussion.

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed accounting pronouncements and interpretations thereof that have effective dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings. The applicability of any standard will be evaluated by us and is still subject to our review.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 is intended to reduce the cost and complexity of the annual indefinite-lived intangible assets impairment testing by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. As such, there is the possibility that quantitative assessments would not need to be performed if it is more likely than not that no impairment exists. This new update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We adopted ASU 2012-02 as of December 29, 2012 for our annual impairment testing and it had no significant impact to our consolidated financial results.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 will require the presentation of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. We do not believe that the adoption of ASU 2013-2 will have a material impact on our consolidated financial statements.

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires November 10, 2014, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At February 2, 2013, we had no outstanding borrowings. Based upon a sensitivity analysis as of February 2, 2013, assuming average outstanding borrowing during fiscal 2012 of $2.0 million, a 50 basis point increase in interest rates would have been immaterial to interest expense.

Foreign Currency

Our Sears Canada catalog operations conduct business in Canadian dollars and our Rochester Clothing store located in London, England conducts business in British pounds. If the value of the Canadian dollar or the British pound against the U.S. dollar weakens, the revenues and earnings of these operations will be reduced when they are translated or remeasured to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of February 2, 2013, sales from our Sears Canada operations and our London Rochester Clothing store were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse affect on our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

DESTINATION XL GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

of Destination XL Group, Inc.

We have audited the accompanying consolidated balance sheets of Destination XL Group, Inc. as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended February 2, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Destination XL Group, Inc. at February 2, 2013 and January 28, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 2, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Destination XL Group, Inc.‘s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 15, 2013

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

February 2, 2013 and January 28, 2012

	February 2, 2013 (Fiscal 2012)	January 28, 2012 (Fiscal 2011)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$8,162	$10,353
Accounts receivable	5,007	3,627
Inventories	104,211	104,167
Deferred income taxes	6,625	6,435
Prepaid expenses and other current assets	9,081	8,825

Total current assets	133,086	133,407
Property and equipment, net of accumulated depreciation and amortization	65,942	45,933
Other assets:
Intangible assets	6,256	8,654
Deferred income taxes	38,688	43,935
Other assets	1,973	1,792

Total assets	$245,945	$233,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of deferred gain on sale-leaseback	$1,465	$1,465
Accounts payable	25,464	24,657
Accrued expenses and other current liabilities	35,217	28,784

Total current liabilities	62,146	54,906

Long-term liabilities:
Deferred gain on sale-leaseback, net of current portion	17,585	19,051
Other long-term liabilities	5,002	5,406

Total long-term liabilities	22,587	24,457

Commitments and contingencies (Note E)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 59,447,008 and 59,358,653 shares issued at February 2, 2013 and January 28, 2012, respectively	595	594
Additional paid-in capital	293,977	293,405
Treasury stock at cost, 10,877,439 shares at February 2, 2013 and January 28, 2012	(87,977)	(87,977)
Accumulated deficit	(39,822)	(45,948)
Accumulated other comprehensive loss	(5,561)	(5,716)

Total stockholders’ equity	161,212	154,358

Total liabilities and stockholders’ equity	$245,945	$233,721

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011

	February 2, 2013 (Fiscal 2012)	January 28, 2012 (Fiscal 2011)	January 29, 2011 (Fiscal 2010)
	(In thousands, except per share data)
Sales	$399,640	$395,867	$392,016
Cost of goods sold including occupancy costs	213,881	212,691	212,153

Gross profit	185,759	183,176	179,863
Expenses:
Selling, general and administrative	156,366	151,999	148,394
Provision for trademark impairment	—	23,110	—
Depreciation and amortization	15,469	12,533	13,227

Total expenses	171,835	187,642	161,621

Operating income (loss)	13,924	(4,466)	18,242
Other income (expense), net	—	(252)	531
Interest expense, net	(621)	(556)	(689)

Income (loss) from continuing operations before provision (benefit) for income taxes	13,303	(5,274)	18,084
Provision (benefit) for income taxes	5,244	(50,078)	720

Income from continuing operations	8,059	44,804	17,364
Loss from discontinued operations, net of taxes	(1,933)	(2,141)	(1,993)

Net income	$6,126	$42,663	$15,371

Net income per share—basic:
Income from continuing operations	$0.17	$0.94	$0.37
Loss from discontinued operations	$(0.04)	$(0.05)	$(0.04)
Net income per share—basic	$0.13	$0.90	$0.33
Net income per share—diluted:
Income from continuing operations	$0.17	$0.93	$0.37
Loss from discontinued operations	$(0.04)	$(0.04)	$(0.04)
Net income per share—diluted	$0.13	$0.89	$0.32
Weighted-average number of common shares outstanding:
Basic	47,947	47,424	46,946
Diluted	48,385	48,044	47,565

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011

	February 2, 2013 (Fiscal 2012)	January 28, 2012 (Fiscal 2011)	January 29, 2011 (Fiscal 2010)
	(In thousands)
Net income	$6,126	$42,663	$15,371
Other comprehensive income (loss) before taxes:
Foreign currency translation	(5)	(47)	148
Pension plan	199	(2,732)	(419)

Other comprehesive income (loss) before taxes	194	(2,779)	(271)
Tax (benefit) provision related to items of other comprehensive income (loss)	(39)	1,099	—

Other comprehensive income (loss), net of tax	155	(1,680)	(271)

Comprehensive income	$6,281	$40,983	$15,100

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amounts		Shares	Amounts			Total
Balance at January 30, 2010	58,046	$580	$288,367	(10,877)	$(87,977)	$(103,982)	$(3,765)	$93,223

Exercises under option program	308	3	475					478
Issuance of restricted stock, net of cancellations	272	3	(3)					—
Stock compensation expense			2,124					2,124
Excess tax benefits from stock-based awards			286					286
Board of Directors compensation	36	1	120					121
Accumulated other comprehensive income (loss):
Unrecognized loss associated with Pension Plan							(419)	(419)
Foreign currency							148	148
Net income						15,371		15,371

Balance at January 29, 2011	58,662	$587	$291,369	(10,877)	$(87,977)	$(88,611)	$(4,036)	$111,332

Exercises under option program	169	2	591					593
Issuance of restricted stock, net of cancellations	500	5	(5)					—
Stock compensation expense			1,292					1,292
Excess tax benefits from stock-based awards			41					41
Board of Directors compensation	28	—	117					117
Accumulated other comprehensive income (loss):
Unrecognized loss associated with Pension Plan, net of taxes of $1.0 million							(1,652)	(1,652)
Foreign currency							(28)	(28)
Net income						42,663		42,663

Balance at January 28, 2012	59,359	$594	$293,405	(10,877)	$(87,977)	$(45,948)	$(5,716)	$154,358

Exercises under option program	116	1	(1)					—
Cancellations of restricted stock, net of issuances	(30)	—	—					—
Stock compensation expense			777					777
Excess tax benefits from stock-based awards			31					31
Stock compensation in excess of tax benefits			(359)					(359)
Board of Directors compensation	32	—	124					124
Accumulated other comprehensive income (loss):
Unrecognized gain loss associated with Pension Plan, net of taxes of $0.1 million							121	121
Foreign currency, net of taxes							34	34
Net income						6,126		6,126

Balance at February 2, 2013	59,477	$595	$293,977	(10,877)	$(87,977)	$(39,822)	$(5,561)	$161,212

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011

	February 2, 2013 (Fiscal 2012)	January 28, 2012 (Fiscal 2011)	January 29, 2011 (Fiscal 2010)
	(In thousands)
Cash flows from operating activities:
Net income	$6,126	$42,663	$15,371
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred gain on sale leaseback	(1,466)	(1,465)	(1,465)
Provision for trademark impairment	—	23,110	—
Depreciation and amortization	15,469	12,533	13,227
Deferred taxes, net of valuation allowance	5,057	(51,908)	769
Excess tax benefits from stock-based awards	(31)	(41)	(286)
Stock compensation in excess of tax benefits	(359)	—	—
Stock compensation expense	777	1,292	2,124
Issuance of common stock to Board of Directors	124	117	121
Changes in operating assets and liabilities :
Accounts receivable	(1,653)	(267)	(1,521)
Inventories	(44)	(11,278)	(2,912)
Prepaid expenses and other current assets	(437)	62	(505)
Intangibles and other assets	52	84	(619)
Accounts payable	807	7,105	(2,201)
Income taxes	—	(242)	(957)
Deferred lease incentives	2,447	213	(228)
Accrued expenses and other liabilities	3,026	1,407	(2,185)

Net cash provided by operating activities	29,895	23,385	18,733

Cash flows from investing activities:
Additions to property and equipment, net	(32,390)	(18,038)	(9,031)
Proceeds from sale of businesses	273	258	397

Net cash used for investing activities	(32,117)	(17,780)	(8,634)

Cash flows from financing activities:
Net repayments under credit facility	—	—	(3,475)
Principal payments on long-term debt	—	—	(7,576)
Excess tax benefits from stock based awards	31	41	286
Proceeds from the exercise of stock options under option program	—	593	478

Net cash provided by (used for) financing activities	31	634	(10,287)

Net increase (decrease) in cash and cash equivalents	(2,191)	6,239	(188)
Cash and cash equivalents:
Beginning of the year	10,353	4,114	4,302

End of the year	$8,162	$10,353	$4,114

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 2, 2013

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Destination XL Group, Inc. (formerly known as Casual Male Retail Group, Inc. and collectively referred to as the “Company”) is the largest specialty retailer of big & tall men’s apparel. The Company operates under the trade names of Destination XL® (DXL®), Casual Male XL®, Casual Male XL Outlets, Rochester Clothing, B&T Factory Direct™, ShoesXL® and LivingXL®. At February 2, 2013, the Company operated 48 DXL® stores, 352 Casual Male XL retail and outlet stores and 12 Rochester Clothing stores located throughout the United States, including one store in London, England. The Company also operates a direct business throughout the United States and Canada, which includes several catalogs and an aggregated e-commerce site to support its brands and product extensions.

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

Reclassifications of Prior Periods for Discontinued Operations

Results for fiscal 2011 and fiscal 2010 have been restated to reflect the operating results of the Company’s European operations as discontinued operations. Results for fiscal 2012 include the restatement of the Company’s first quarter of fiscal 2012 to reflect discontinued operations. See Note J, “Discontinued Operations.”

Subsequent Events

All appropriate subsequent event disclosures, if any, have been made in these Notes to the Consolidated Financial Statements.

Segment Reporting

Through the end of fiscal 2011, the Company managed its business as one reportable segment comprised of three operating segments – Casual Male XL, Rochester Clothing and B&T Factory Direct. However, with the continued expansion of the Destination XL (“DXL”) store format and the merger of all of the Company’s websites into one consolidated site, www.destinationxl.com, which carries merchandise from all three of these business formats, the businesses are now managed using retail and direct, as opposed to the previous store formats.

Effective the first quarter of fiscal 2012, the Company reports its operations as one reportable segment, Big & Tall Men’s Apparel, which consists of two principal operating segments: its retail business and its direct businesses. The Company considers its operating segments to be similar in terms of economic characteristics, production processes and operations, and have therefore aggregated them into a single reporting segment. The direct operating segment includes the operating results and assets for LivingXL and ShoesXL.

Fiscal Year

The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal 2012 was a 53-week period that ended on February 2, 2013. Fiscal years 2011 and 2010, which were 52-week periods, ended on January 28, 2012 and January 29, 2011, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and short-term investments, which have a maturity of ninety days or less when acquired. Included in cash equivalents are credit card and debit card receivables from banks, which generally settle within two to four business days.

Accounts Receivable

Accounts receivable primarily includes amounts due for tenant allowances and from the Company’s business partners. For fiscal 2012 and fiscal 2011, the Company has not incurred any losses on its accounts receivable.

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

The valuation techniques utilized are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

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

The fair value of indefinite-lived assets, which consists of the Company’s “Rochester” trademark, is measured on a non-recurring basis in connection with the Company’s annual impairment test. The fair value of the trademark is determined using a projected discounted cash flow analysis based on unobservable inputs and are classified within Level 3 of the valuation hierarchy. See Intangibles below.

Retail stores that have indicators of impairment and fail the recoverability test are measured for impairment by comparing the fair value of the assets against their carrying value. Fair value of the assets is estimated using a projected discounted cash flow analysis and is classified within Level 3 of the valuation hierarchy. See Impairment of Long-Lived Assets below.

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

Intangibles

ASC Topic 805, Business Combinations, requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria set forth in the statement. Under ASC Topic 350, Intangibles Goodwill and Other, goodwill and intangible assets with indefinite lives are tested at least annually for impairment. At each reporting period, management analyzes current events and circumstances to determine whether the indefinite life classification for its “Rochester” trademark continues to be valid. If circumstances warrant a change to a finite life, the carrying value of the intangible asset would then be amortized prospectively over the estimated remaining useful life. The Company’s “Casual Male” trademark is considered a finite life asset. Other intangible assets with defined lives are amortized over their useful lives.

At least annually, as of the Company’s December month-end, the Company evaluates its “Rochester” trademark. The Company performs an impairment analysis and records an impairment charge for any intangible assets with a carrying value in excess of its fair value.

As of December 29, 2012, the “Rochester” trademark was tested for potential impairment, utilizing an income approach with applicable royalty rates applied. The Company concluded that the “Rochester” trademark, with a carrying value of $1.5 million at February 2, 2013, was not impaired. Although the Company expects that some of the Rochester locations will close as part of the DXL expansion, the Rochester Clothing stores that will remain open are currently expected to generate more than sufficient cash flows to support the carrying value of $1.5 million for the “Rochester” trademark.

In fiscal 2011, the Company determined that its “Casual Male” trademark could no longer be considered an indefinite-lived asset. As the Company opens DXL stores, it is closing Casual Male XL stores in those respective markets. By fiscal 2015, the Company expects to close all of the Casual Male XL retail stores with approximately 60 Casual Male XL outlets remaining. As a result, in the fourth quarter of fiscal 2011, the Company recorded a non-cash impairment charge of $23.1 million against its “Casual Male” trademark. This charge was reflected in “Provision for Trademark Impairment” for the year ended January 28, 2012. The remaining carrying value of the trademark is being amortized on an accelerated basis against projected cash flows through fiscal 2018, its estimated remaining useful life.

Below is a table showing the changes in the carrying value of the Company’s intangible assets from January 28, 2012 to February 2, 2013:

(in thousands)	January 28, 2012	Additions	Impairment	Amortization	February 2, 2013
“Rochester” trademark	$1,500	$—	$—	$—	$1,500
“Casual Male” trademark (1)	6,090	—	—	(1,980)	4,110
Other intangibles(2)	1,064	—	—	(418)	646

Total intangible assets	$8,654	—	$—	$(2,398)	$6,256

(1)	Beginning in fiscal 2012, the “Casual Male” trademark is being accounted for as a finite-lived asset.
(2)	Approximately $50,000 of the $418,000 of amortization, which relates to the amortization of favorable lease commitments, was included in cost of goods sold (as part of occupancy costs) on the Consolidated Statement of Operations for fiscal 2012.

Other intangibles, which include customer lists, non-compete agreements and favorable lease commitments, are the only other intangible assets with finite lives, which range from 3 to 16 years based on each asset’s estimated economic useful life. The weighted average amortization period remaining for other intangibles is 2.7 years.

The gross carrying amount and accumulated amortization of these other intangibles, subject to amortization, were $4.3 million and $3.7 million, respectively, at February 2, 2013 and $4.4 million and $3.3 million, respectively, at January 28, 2012. Amortization expense for fiscal 2012, 2011 and 2010 was $0.4 million, $0.5 million and $0.5 million, respectively.

Expected amortization expense for intangible assets, including our “Casual Male” trademark, for the next five fiscal years is as follows:

FISCAL YEAR	(in thousands)
2013	$1,863
2014	$1,085
2015	$639
2016	$441
2017	$407

Pre-opening Costs

The Company expenses all pre-opening costs for its stores as incurred.

Advertising Costs

The Company expenses in-store advertising costs as incurred. Direct response advertising costs, which consist of catalog production and postage costs, are deferred and amortized over the period of expected direct marketing revenues, which is less than one year. Direct response costs which were deferred at February 2, 2013 and January 28, 2012 were $0.5 million and $0.7 million, respectively. Advertising expense, which is included in selling, general and administrative expenses, was $18.5 million, $19.6 million and $19.0 million for fiscal 2012, 2011 and 2010, respectively.

Revenue Recognition

Revenue from the Company’s retail store operation is recorded upon purchase of merchandise by customers, net of an allowance for sales returns. Revenue from the Company’s catalog and e-commerce operations is recognized at the time a customer order is shipped, net of an allowance for sales returns.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) include amounts related to foreign currency, pension and its supplemental executive retirement plan (“SERP”) and are reported in the Consolidated Statements of Comprehensive Income. The components of the accumulated other comprehensive income (loss) at February 2, 2013 and January 28, 2012 are as follows:

(in thousands)	February 2, 2013	January 28, 2012
Foreign currency	$267	$233
Pension and SERP	(5,828)	(5,949)

Total accumulated other comprehensive loss	$(5,561)	$(5,716)

Foreign Currency Translation

At February 2, 2013, the Company operates a direct business in Canada and has one Rochester Clothing store located in London, England. Assets and liabilities of these operations are translated into U.S. dollars at the exchange rates in effect at each balance sheet date. Stockholders’ equity is translated at applicable historical exchange rates. Income, expense and cash flow items are translated at average exchange rates during the period. Resulting translation adjustments are reported as a separate component of stockholders’ equity.

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

ASC Topic 740, Income Taxes (“ASC 740”) clarifies a company’s accounting for uncertain income tax positions that are recognized in its financial statements and also provides guidance on a company’s de-recognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods, and disclosure requirements. In accordance with ASC 740, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At February 2, 2013 and January 28, 2012, the Company had no material unrecognized tax benefits based on the provisions of ASC 740.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 1997, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for fiscal 2012, fiscal 2011 or fiscal 2010.

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

	FISCAL YEARS ENDED
(in thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Net Income:
Net income – Basic and Diluted	$6,126	$42,663	$15,371
Weighted Average Shares Outstanding:
Basic weighted-average common shares outstanding	47,947	47,424	46,946
Stock options	438	620	619

Diluted weighted-average shares outstanding	48,385	48,044	47,565

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each year because the exercise price of such options was greater than the average market price per share of common stock for the respective periods or the impact of ASC Topic 718, Compensation – Stock Compensation, primarily related to unearned compensation.

	FISCAL YEARS ENDED
(in thousands, except exercise prices)	February 2, 2013	January 28, 2012	January 29, 2011
Options	1,634	2,755	2,808
Ranges of exercise prices of such options	$3.76 – $10.26	$3.23 – $10.26	$3.98 – $10.26

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

The Company recognized total compensation expense of $0.8 million, or $0.5 million after tax, and $1.3 million, or $1.2 million after tax, for fiscal 2012 and fiscal 2011, respectively. For fiscal 2010, the Company recognized $2.1 million with no corresponding tax benefit. Compensation expense for fiscal 2010 included $0.7 million related to the accrual for potential stock awards that were granted in March 2011 pursuant to the Company’s Long-Term Incentive Plan for fiscal 2010.

The total compensation cost related to non-vested awards not yet recognized is approximately $0.4 million which will be expensed, on a straight-line basis, over a weighted average remaining life of 23 months. The total fair value of options vested was $0.1 million, $1.1 million and $0.1 million for fiscal 2012, 2011 and 2010, respectively.

The cumulative compensation cost of stock based awards is treated as a temporary difference for stock-based awards that are deductible for tax purposes. If a deduction reported on a tax return exceeds the cumulative compensation cost for those awards, any resulting realized tax benefit that exceeds the previously recognized deferred tax asset for those awards (the excess tax benefit) is recognized as additional paid-in capital. If the amount deductible is less than the cumulative compensation cost recognized for financial reporting purposes, the write-off of a deferred tax asset related to that deficiency, net of the related valuation allowance, if any, is first offset to the extent of any remaining additional paid-in capital from excess tax benefits from previous awards with the remainder recognized through income tax expense.

Valuation Assumptions for Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2012, 2011 and 2010.

	FISCAL YEARS ENDED
	February 2, 2013	January 28, 2012	January 29, 2011
Expected volatility	55.0%	55.0%	55.0%
Risk-free interest rate	0.31%-0.67%	0.32%-1.89%	1.14%-1.55%
Expected life	3.0-4.5	2.5-4.5	2.1-3.0
Dividend rate	—	—	—
Weighted average fair value of options granted	$1.46	$1.53	$1.07

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

There were no material impairment charges in fiscal 2012, fiscal 2011 or fiscal 2010.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 is intended to reduce the cost and complexity of the annual indefinite-lived intangible assets impairment testing by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. As such, there is the possibility that quantitative assessments would not need to be performed if it is more likely than not that no impairment exists. This new update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not believe the adoption of ASU 2012-02 in fiscal 2013 will have a material impact on it consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 will require the presentation of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. The Company does not believe that the adoption of ASU 2013-2 will have a material impact on its consolidated financial statements.

B. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated:

(in thousands)	February 2, 2013	January 28, 2012
Furniture and fixtures	$45,048	$40,103
Equipment	14,336	13,141
Leasehold improvements	38,827	30,645
Hardware and software	48,888	43,732
Construction in progress	7,268	5,654

	154,367	133,275
Less accumulated depreciation	88,425	87,342

Total property and equipment	$65,942	$45,933

Depreciation expense related to continuing operations for fiscal 2012, 2011 and 2010 was $13.1 million, $12.1 million and $12.7 million, respectively.

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

Borrowings made pursuant to the Credit Facility will bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.‘s prime rate, (b) the Federal Funds rate plus 0.50% and (c) the one month LIBOR rate) plus a varying percentage, based on the Company’s borrowing base, of 1.00-1.25% for prime-based borrowings and 2.00-2.25% for LIBOR-based borrowings.

The Company’s obligations under the Credit Facility are secured by a lien on all of its assets. The Company is not subject to any financial covenants pursuant to the Credit Facility.

At February 2, 2013, the Company had no borrowings outstanding under the Credit Facility. Outstanding standby letters of credit were $1.8 million and documentary letters of credit were $2.2 million. Unused excess availability at February 2, 2013 was $71.0 million. Average borrowings outstanding under this facility during fiscal 2012 were approximately $2.0 million, resulting in an average unused excess availability of approximately

$68.5 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

The fair value of the amount outstanding under the Credit Facility at February 2, 2013 approximated the carrying value.

The Company paid interest and fees totaling $0.5 million, $0.6 million and $0.8 million for fiscal 2012, 2011 and fiscal 2010, respectively.

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

Realization of the Company’s deferred tax assets, relating principally to federal net operating loss carryforwards, which expire from 2022 through 2032, is dependent on generating sufficient taxable income in the near term. The effect of the weakening economy on the Company’s retail business in fiscal 2008 had a significant impact on the Company’s revenue and profitability. Further, the conditions of the economy also negatively impacted its market value as a result of the deterioration of the capital markets and resulted in substantial impairments which contributed to the operating loss. Accordingly, in the fourth quarter of fiscal 2008, the Company recorded a valuation allowance of $28.6 million against its deferred tax assets.

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

As of February 2, 2013, the Company had net operating loss carryforwards of $68.2 million for federal income tax purposes and $38.1 million for state income tax purposes that are available to offset future taxable income through fiscal year 2032. Additionally, the Company has alternative minimum tax credit carryforwards of $2.3 million, which are available to further reduce income taxes over an indefinite period. Additionally, the Company has $8.5 million and $1.9 million of net operating loss for tax purposes related to the Company’s operations in the Netherlands and Canada, respectively, though both are expected to expire unutilized. The Company asserts to permanently reinvest undistributed earnings of the Company’s foreign subsidiaries. As of February 2, 2013, the Company has no foreign earnings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.

The utilization of net operating loss carryforwards and the realization of tax benefits in future years depends predominantly upon having taxable income. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards and tax credit carryforwards which may be used in future years.

Included in the net operating loss carryforwards for both federal and state income tax is approximately $12.0 million relating to stock compensation deductions, the tax benefit from which, if realized, will be credited to additional paid-in capital.

The components of the net deferred tax assets as of February 2, 2013 and January 28, 2012 are as follows (in thousands):

	February 2, 2013	January 28, 2012
Deferred tax assets -current:
Inventory reserves	$3,352	$2,634
Accrued expenses and other	2,807	3,311
Gain on sale-leaseback	579	579
Gain on sale of LPI	—	(89)
Valuation allowance (1)	(113)	—

Net deferred tax assets-current	6,625	6,435
Deferred tax assets – noncurrent:
Gain on sale-leaseback	6,946	7,525
Lease accruals	3,637	3,321
Net operating loss carryforward	25,110	22,435
Foreign tax credit carryforward	793	720
Federal wage tax credit carryforward	200	—
State tax credits	73	112
Unrecognized loss on foreign exchange	160	121
Unrecognized loss on pension and pension expense	3,157	3,018
Alternative minimum tax credit carryforward	2,292	2,178
Excess of book over tax depreciation/amortization	(9,647)	(3,414)
Goodwill and intangibles	9,417	10,915

Subtotal	42,138	46,931
Valuation allowance (1)	(3,450)	(2,996)

Net deferred tax assets – noncurrent	$38,688	$43,935

Total deferred tax assets (1)	$45,313	$50,370

(1)	For fiscal 2012, the Company had total deferred tax assets of $58.5 million, total deferred tax liabilities of $9.6 million and a valuation allowance of $3.6 million. For fiscal 2011, the Company had total deferred tax assets of $56.8 million, total deferred tax liabilities of $3.4 million and a valuation allowance of $3.0 million.

The provision for income taxes from continuing operations consists of the following:

	FISCAL YEARS ENDED
(in thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Current:
Federal and state	$96	$659	$(119)
Foreign	64	73	70

	160	732	(49)

Deferred:
Federal and state	5,084	(50,810)	769
Foreign	—	—	—

	5,084	(50,810)	769

Total provision (2)	$5,244	$(50,078)	$720

(2)	There was no benefit or provision recognized on the loss from discontinued operations for fiscal 2012, fiscal 2011 or fiscal 2010.

The following is a reconciliation between the statutory and effective income tax rates in dollars for the provision for income tax from continuing operations:

	FISCAL YEARS ENDED
(in thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Federal income tax at the statutory rate	$4,656	$(1,846)	$6,329
State income and other taxes, net of federal tax benefit	631	(124)	751
Permanent items	209	52	405
Change in uncertain tax positions (1)	—	—	(799)
Charge/(income) for valuation allowance (2)	(19)	(48,318)	(5,714)
Other, net	(233)	158	(252)

Provision for income tax from continuing operations	$5,244	$(50,078)	$720

(1)	In the third quarter of fiscal 2010, the Company recognized a tax benefit of $0.8 million as a result of the reduction in its liability for uncertain tax positions, due to the expiration of certain statutes of limitation.
(2)	In the fourth quarter of fiscal 2011, the valuation allowance decreased by $48.3 million.

The Company made tax payments of $0.5 million, $1.2 million and $0.9 million for fiscal years 2012, 2011 and 2010, respectively.

E. COMMITMENTS AND CONTINGENCIES

At February 2, 2013, the Company was obligated under operating leases covering store and office space, automobiles and certain equipment for future minimum rentals as follows:

TOTAL
FISCAL YEAR	(in millions)
2013	$46.9
2014	37.0
2015	30.3
2016	25.9
2017	20.1
Thereafter	91.9

$252.1

In addition to future minimum rental payments, many of the store leases include provisions for common area maintenance, mall charges, escalation clauses and additional rents based on a percentage of store sales above designated levels. The store leases are generally five years in length and contain renewal options extending their terms by 5 to 10 years.

Amounts charged to operations for all occupancy costs, automobile and leased equipment expense were $54.9 million, $53.0 million and $52.8 million for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

In fiscal 2006, as part of a sale-leaseback transaction with a subsidiary of Spirit Finance Corp. (“Spirit”), the Company entered into a twenty-year lease agreement for its corporate headquarters and distribution center whereby the Company agreed to lease the property it sold to Spirit back for an annual rent of $4.6 million. The Company realized a gain of approximately $29.3 million on the sale of this property, which has been deferred and is being amortized over the initial 20 years of the related lease agreement. At the end of the initial term, the

Company will have the opportunity to extend the Lease Agreement for six additional successive periods of five years. In addition, on February 1, 2011, the fifth anniversary of the Lease Agreement, and for every fifth anniversary thereafter, the base rent will be subject to a rent increase not to exceed the lesser of 7% or a percentage based on changes in the Consumer Price Index. The Company’s current annual rent of $5.1 million will be offset each lease year by $1.5 million related to the amortization of this deferred gain. This lease commitment, excluding the impact of the gain, is included in the above table of expected future minimum rentals obligations.

F. LONG-TERM PERFORMANCE SHARE BONUS PLAN

The Company has a Long-Term Incentive Plan, which was most recently amended in June 2010 (as amended the “Long-Term Incentive Plan”), for which certain key members of senior management are eligible to participate. Pursuant to the plan, annually the Compensation Committee of the Board of Directors can establish targeted performance goals, as provided for under the Company’s 2006 Incentive Compensation Plan. If the Company achieves the targeted performance goals, each participant in the plan is entitled to receive an award (depending on the target level achieved) of the participant’s “target cash value” which is defined as the participant’s actual annual base salary in effect at the commencement of a fiscal year multiplied by the long-term incentive program percentage in such participant’s employment agreement or otherwise on file with the Company. For a minimum threshold payout in fiscal 2012 and 2011, the Company needed to achieve 90% of the financial targets in order for participants to receive an award of 50% of target cash value and, for the participants to receive a maximum award of 150% of target cash value, the Company needed to achieve 120% of the financial targets. For fiscal 2010, for a minimum threshold payout, the Company needed to achieve 85% of the financial targets in order for participants to receive an award of 80% of target bonus and, for the participants to receive a maximum award of 150% of target bonus, the Company needed to achieve 125% of the financial targets. Awards are payable, based on the irrevocable election of each participant, in either cash, stock options and/or restricted shares or any combination thereof, provided that that Compensation Committee, in its discretion, may require that all or any portion of a participant’s award be paid in shares of restricted stock and/or stock options, as opposed to cash.

As permitted by the Long-Term Incentive Plan, for the past three fiscal years, the Compensation Committee required that all participants, through their irrevocable elections, elect to receive at least 50% of any award in equity, through either shares of restricted stock and/or stock options.

Based on the operating results for fiscal 2012 and fiscal 2011, the Company did not achieve its targets and, as a result, no awards were granted under the Long-Term Incentive Plan.

For fiscal 2010, the Company achieved 103.5% of its Adjusted EBITDA target and 103.3% of its operating margin percent target, resulting in a weighted payout according to the payout curve of 106.0% of each participant’s target cash value; accordingly, on March 16, 2011, the Compensation Committee approved the grant of awards pursuant to the Long-Term Incentive Plan. The Company granted cash awards totaling $1.9 million and equity awards totaling $2.4 million, excluding potential forfeitures that may occur. The equity awards consisted of 538,661 shares of restricted stock and options to purchase 72,578 shares of common stock. Each award vests, based on each participant’s election, in three separate tranches. The first tranche vested on March 16, 2012, the second tranche vests March 16, 2013 and the third tranche vests on March 16, 2014. Because the awards contained a performance feature that was forfeited if not achieved and the targets for fiscal 2010 were authorized and approved by the Compensation Committee in April 2010, the service inception date preceded the grant date, and therefore, the Company recognized compensation expense of $1.1 million of the $4.3 million in fiscal 2010. Additionally, because the participants received a portion of the award in equity, $0.7 million of the compensation expense was included in additional paid-in capital as stock-based compensation for fiscal 2010.

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

The 2006 Plan is administered by the Compensation Committee, all of the members of which are non-employee directors who qualify as independent under the listing standards of the Nasdaq Global Select Market. The Compensation Committee is authorized to makes all determinations with respect to amounts and conditions covering awards. Options are not granted at a price less than fair value on the date of the grant. Options granted to employees and executives typically vest over three years and options granted to non-employee directors vest over two years. Generally, options expire ten years from the date of grant; however, the Company has granted certain option awards to Messrs. Levin and Hernreich with a maturity date limited to four years, none of which is outstanding as of February 2, 2013.

2006 Plan—Stock Option and Restricted Share Award Activity

Stock Option Activity

The following table summarizes stock option activity under the 2006 Plan for fiscal 2012:

Stock Options	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at beginning of year	1,073,971	$4.56
Options granted	66,286	3.45
Options canceled	(763,883)	4.58
Options exercised	—	—

Outstanding options at end of year	376,374	$4.31	6.7 years	$227,551
Vested and expected to vest at end of year	366,100	$4.32	6.7 years	$221,199
Options exercisable at end of year	300,891	$4.50	6.0 years	$146,517

Restricted Share Activity

The following table summarizes activity for non-vested shares (“restricted shares”) under the 2006 Plan for fiscal 2012:

Restricted Shares	Number of Shares	Weighted-average Grant-Date Fair Value (1)
Restricted shares outstanding at beginning of year	937,604	$3.43
Restricted shares granted	5,000	4.40
Restricted shares vested	(424,460)	2.86
Restricted shares canceled	(34,741)	3.90

Restricted shares outstanding at end of year	483,403	$3.90

(1)	The fair value of a restricted share is equal to the Company’s closing stock price on the date of grant.

Approximately $0.3 million of the total unrecognized stock compensation cost of $0.4 million is related to restricted shares unvested at February 2, 2013. The cost of the $0.3 million is expected to be recognized over a weighted-average period of 22.0 months.

Share Availability Under the 2006 Plan

At February 2, 2013, the Company has 3,908,027 shares available for future grant under the 2006 Plan. Of this amount, 2,309,401 shares remain available for awards other than options and stock appreciation rights.

1992 Plan—Stock Option Activity-

The following table summarizes stock option activity under the 1992 Plan for fiscal 2012:

Stock Options	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (2)
Outstanding at beginning of year	1,762,426	$5.93
Options granted	—	—
Options canceled	(362,611)	4.95
Options exercised (1)	(70,000)	3.15

Outstanding at end of year	1,329,815	$6.35	1.3 years	$—
Vested and expected to vest at end of year	1,329,815	$6.35	1.3 years	$—
Options exercisable at end of year	1,329,815	$6.35	1.3 years	$—

(1)	Includes options that were exercised through net share settlement. As a result, only 21,751 shares were issued with no corresponding option cost.
(2)	All outstanding options were out-of-the-money at February 2, 2013; therefore, there was no intrinsic value.

The total intrinsic value of options exercised was $99.4 thousand for fiscal 2012 and $39.0 thousand for fiscal 2011.

Options granted outside of the Company’s 1992 Plan and 2006 Plan

At January 28, 2012, the Company had outstanding 330,000 options that were issued outside of the Company’s 1992 Plan and 2006 Plan. The weighted-average exercise price of those options was $3.15 per option. These outstanding options represented options which were granted to consultants of the Company prior to August 2003 and options granted to its executives, prior to fiscal 2004, in excess of the 1992 Plan’s annual maximum grant of 500,000.

During fiscal 2012, all 330,000 were exercised through a net share settlement. As a result, only 94,636 shares were issued with no corresponding option cost.

The total intrinsic value of options exercised outside of the Company’s 1992 Plan and 2006 Plan was $0.4 million for fiscal 2012, $89,000 for fiscal 2011 and $0.5 million for fiscal 2010.

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

The following shares of common stock, with the respective fair value, were issued to its non-employee directors as compensation for fiscal 2012, fiscal 2011 and fiscal 2010:

	Number of shares of common stock issued	Fair value of common stock issued
Fiscal 2012	31,707	$123,976
Fiscal 2011	28,030	$117,221
Fiscal 2010	36,020	$120,232

H. RELATED PARTIES

Seymour Holtzman and Jewelcor Management, Inc.

Seymour Holtzman, the Chairman of the Board of Directors of the Company, is compensated by the Company both directly (as an employee of the Company) and indirectly (as the president and chief executive officer and, together with his wife, indirectly, the indirect majority shareholders of Jewelcor Management Inc. (“JMI”)).

Since October 1999, the Company has had an ongoing consulting agreement with JMI to provide the Company with services as may be agreed upon between JMI and the Company. Mr. Holtzman, who has been the Company’s Chairman of the Board since April 11, 2000, is the beneficial holder of approximately 10.6% of the outstanding common stock of the Company at February 2, 2013.

Pursuant to the consulting agreement, which was most recently amended in April 2011, Mr. Holtzman, both directly and indirectly through JMI, receives in the aggregate annual consulting and employment compensation of $575,000, payable in cash. The initial term of the consulting agreement was to expire on April 29, 2013, however, commencing on April 29, 2012, the consulting agreement automatically extends for an additional one–year term on each anniversary date of the effective date unless either party shall give the other party ninety days written notice prior to such anniversary date that it will not extend the term. Therefore, the current term of the consulting agreement is April 29, 2014.

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

These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of accumulated other comprehensive items. The amortization of the unrecognized loss included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic pension cost in fiscal 2013 is $623,000.

Noncontributory Pension Plan

In connection with the Casual Male acquisition, the Company assumed the assets and liabilities of the Casual Male Noncontributory Pension Plan “Casual Male Corp. Retirement Plan”, which was previously known as the J. Baker, Inc. Qualified Plan (the “Pension Plan”). Casual Male Corp. froze all future benefits under this plan on May 1, 1997.

The following table sets forth the Pension Plan’s funded status at February 2, 2013 and January 28, 2012:

(in thousands)	February 2, 2013	January 28, 2012
Change in benefit obligation:
Balance at beginning of period	$14,882	$12,418
Benefits and expenses paid	(525)	(525)
Service and interest costs	661	705
Settlements	(19)	(369)
Actuarial loss	1,155	2,653

Balance at end of year	$16,154	$14,882

Change in fair value of plan assets
Balance at beginning of period	$10,105	$9,927
Actual return on plan assets	1,529	386
Employer contributions	723	686
Settlements	(19)	(369)
Benefits and expenses paid	(525)	(525)

Balance at end of period	$11,813	$10,105

Reconciliation of Funded Status
Projected benefit obligation	$16,154	$14,882
Fair value of plan assets	11,813	10,105

Unfunded Status	$(4,341)	$(4,777)
Balance Sheet Classification
Other long-term liabilities	$4,341	$4,777

Total plan expense and other amounts recognized in accumulated other comprehensive loss for the years ended February 2, 2013, January 28, 2012 and January 29, 2011 include the following components:

(in thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Interest cost on projected benefit obligation	$661	$705	$720
Expected return on plan assets	(814)	(799)	(756)
Amortization of unrecognized loss	669	422	365

Net pension cost	$516	$328	$329

Other changes recognized in other comprehensive loss, before taxes (in thousands):

Unrecognized losses at the beginning of the year	$8,097	$5,453	$5,087
Net periodic pension cost	(516)	(328)	(329)
Employer contribution	723	686	498
Change in plan assets and benefit obligations	(436)	2,286	197

Unrecognized losses at the end of year	$7,868	$8,097	$5,453

For fiscal 2013, the Company is expecting to make a contribution of $0.5 million to the plan.

Assumptions used to determine the benefit obligations as of February 2, 2013 and January 28, 2012 include a discount rate of 4.11% for fiscal 2012 and 4.50% for fiscal 2011. Assumptions used to determine the net periodic benefit cost for the years ended February 2, 2013, January 28, 2012 and January 29, 2011 included a discount rate of 4.11% for fiscal 2012, 4.50% for fiscal 2011 and 5.75% for fiscal 2010.

The expected long-term rate of return for both the benefit obligation and the net periodic benefit cost was assumed to be 8.00% for both fiscal 2012 and fiscal 2011. The expected long-term rate of return assumption was developed considering historical and future expectations for returns for each asset class.

Estimated Future Benefit Payments

The estimated future benefits for the next ten fiscal years are as follows:

FISCAL YEAR	(in thousands)
2013	$613
2014	657
2015	685
2016	717
2017	798
2018 - 2022	4,753

Plan Assets

The fair values of the Company’s noncontributory defined benefit retirement plan assets at the end of fiscal 2012, by asset category, are as follows:

	Fair Value Measurement
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset category:
Common Stock	$6,717	—	—	$6,717
Mutual Funds:
U.S. Equity	482	—	—	482
International Equity	1,134	—	—	1,134
Bond	3,091	—	—	3,091
Cash	389	—	—	389

Total	$11,813	—	—	$11,813

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

The Company’s target asset allocation for fiscal 2013 and its asset allocation at February 2, 2013 and January 28, 2012 were as follows, by asset category:

	Target allocation	Percentage of plan assets at
Asset category:	Fiscal 2013	February 2, 2013	January 28, 2012
Equity securities	73.0%	70.5%	70.2%
Debt securities	24.0%	26.2%	28.9%
Insurance contracts	—	—	—
Cash	3.0%	3.3%	0.9%

Total	100.0%	100.0%	100.0%

The target policy is set to maximize returns with consideration to the long-term nature of the obligations and maintaining a lower level of overall volatility through the allocation of fixed income. The asset allocation is reviewed throughout the year for adherence to the target policy and is rebalanced periodically towards the target weights.

Supplemental Executive Retirement Plan

In connection with the Casual Male acquisition, the Company also assumed the liability of the Casual Male Supplemental Retirement Plan (the “SERP”).

The following table sets forth the SERP’s funded status at February 2, 2013 and January 28, 2012:

(in thousands)	February 2, 2013	January 28, 2012
Change in benefit obligation:
Balance at beginning of period	$629	$541
Benefits and expenses paid	(30)	(30)
Actuarial loss (gain)	30	88
Service and interest costs	27	30

Balance at end of year	$656	$629

Change in fair value of plan assets
Balance at beginning of period	$—	$—
Employer contributions	30	30
Benefits and expenses paid	(30)	(30)

Balance at end of year	—	—

Projected benefit obligation	$656	$629

Reconciliation of Funded Status
Projected benefit obligation	$656	$629
Fair value of plan assets	—	—

Underfunded Status	$(656)	$(629)

Other changes recognized in other comprehensive loss, before taxes (in thousands):

	February 2, 2013	January 28, 2012	January 29, 2011
Unrecognized losses at the beginning of the year	$144	$56	$49
Net periodic pension cost	(30)	(30)	(31)
Employer contribution	30	30	30
Change in plan assets and benefit obligations	27	88	8

Unrecognized losses at the end of year	$171	$144	$56

Assumptions used to determine the benefit obligations as of February 2, 2013 and January 28, 2012 included a discount rate of 4.11% for fiscal 2012 and 4.50% for fiscal 2011. Assumptions used to determine the net periodic benefit cost for the years ended February 2, 2013, January 28, 2012 and January 29, 2011 included a discount rate of 4.11% for fiscal 2012, 4.50% for fiscal 2011 and 5.75% for fiscal 2010.

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

The Company recognized $1.4 million and $1.3 million of expense under these plans in fiscal 2012 and fiscal 2011, respectively. No expense was recognized in fiscal 2010 as a result of the Board of Directors’ vote to cease employer contributions to the 401(k) Plan in May 2009.

J. DISCONTINUED OPERATIONS

During the second quarter of fiscal 2012, the Company exited its European Direct business and provided formal termination notice to its vendor, who had provided all web store design, order processing, fulfillment and customer call center services for the Company’s European web stores. Included in the loss from discontinued operations for fiscal 2012 is an early termination and settlement fee of $1.1 million that was paid to the Company’s vendor for early termination.

The results of the European Direct business have been reclassified to reflect the operating results as discontinued operations for all periods presented. The following table summarizes the results from discontinued operations from the Company’s European Direct business for the fiscal years presented.

(in thousands)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Sales	$813	$1,788	$1,626
Gross margin	(84)	651	564
Selling, general and administrative expenses	(1,841)	(2,774)	(2,539)
Depreciation and amortization	(8)	(18)	(18)
Benefit from income taxes	—	—	—

Loss from discontinued operations	$(1,933)	$(2,141)	$(1,993)

K. SELECTED QUARTERLY DATA (UNAUDITED)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	FULL YEAR
	(In Thousands, Except Per Share Data)
FISCAL YEAR 2012 (1)
Sales	$95,539	$100,504	$88,739	$114,858	$399,640
Gross profit	45,603	46,637	39,007	54,512	185,759
Operating income (loss)	4,154	5,267	(2,526)	7,029	13,924
Income (loss) before taxes	3,989	5,145	(2,677)	6,846	13,303
Income tax provision (benefit)	1,539	2,151	(1,073)	2,627	5,244
Income (loss) from continuing operations	2,450	2,994	(1,604)	4,219	8,059
Loss from discontinued operations	(181)	(1,756)	4	—	(1,933)
Net income (loss)	$2,269	$1,238	$(1,600)	$4,219	$6,126
Earnings per share—basic	$0.05	$0.03	$(0.03)	$0.09	$0.13
Earnings per share—diluted	$0.05	$0.03	$(0.03)	$0.09	$0.13

FISCAL YEAR 2011 (1)
Sales	$95,357	$100,445	$88,991	$111,074	$395,867
Gross profit	44,793	48,658	40,020	49,705	183,176
Provision for trademark impairment (2)	—	—	—	(23,110)	(23,110)
Operating income (loss) (2)	5,183	7,999	(786)	(16,862)	(4,466)
Income (loss) before taxes	5,062	7,872	(1,174)	(17,034)	(5,274)
Income tax provision (benefit) (3)	471	738	(175)	(51,112)	(50,078)
Income (loss) from continuing operations	4,591	7,134	(999)	34,078	44,804
Loss from discontinued operations	(383)	(576)	(597)	(585)	(2,141)
Net income (loss)	$4,208	$6,558	$(1,596)	$33,493	$42,663
Earnings per share—basic	$0.09	$0.14	$(0.03)	$0.70	$0.90
Earnings per share—diluted	$0.09	$0.14	$(0.03)	$0.70	$0.89

(1)	Fiscal 2012 was a 53-week year as compared to fiscal 2011 which was a 52-week year. As discussed in Note J, during the second quarter of fiscal 2012, the Company exited is European Direct business. Accordingly, the operating results for the first quarter of fiscal 2012 and all periods of fiscal 2011 have been restated for discontinued operations.
(2)	During the fourth quarter of fiscal 2011, the Company recorded an impairment charge of $23.1 million against the carrying value of its “Casual Male” trademark, see Note A.
(3)	During the fourth quarter of fiscal 2011, the Company reversed substantially of all of its valuation allowance against its deferred tax assets in the amount of $42.5 million which was reflected an income tax benefit for fiscal 2011, see Note D.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 2, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 2, 2013, our disclosure controls and procedures were effective.

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

Management assessed the design and effectiveness of our internal control over financial reporting as of February 2, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework.

Based on management’s assessment and the above mentioned criteria, management determined that we maintained effective internal control over financial reporting as of February 2, 2013.

Ernst & Young LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting as of February 2, 2013, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

of Destination XL Group, Inc.

We have audited Destination XL Group, Inc.’s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Destination XL Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Destination XL Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of February, 2, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Destination XL Group, Inc. as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 2, 2013 of Destination XL Group, Inc. and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 15, 2013

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 2, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III.

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to this Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended February 2, 2013 in connection with our 2013 Annual Meeting of Stockholders.

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 2, 2013.

Item 11. Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 2, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 2, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 2, 2013.

Item 14. Principal Accounting Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 2, 2013.

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

15(a)(3) Exhibits

The list of exhibits required by this Item 15(a)(3) is set forth in the “Index to Exhibits” beginning on page 75 of this Annual Report.

Index to Exhibits

Exhibits
3.1	Restated Certificate of Incorporation of the Company, as amended (included as Exhibit 3.1 to Amendment No. 3 of the Company’s Registration Statement on Form S-1 (No. 33-13402), and incorporated herein by reference).	*

3.2	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated June 22, 1993 (included as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on June 18, 1996, and incorporated herein by reference).	*

3.3	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated August 8, 2002 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on September 17, 2002, and incorporated herein by reference).	*

3.4	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated August 27, 2009 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 28, 2009, and incorporated herein by reference).	*

3.5	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated August 27, 2009 (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 28, 2009, and incorporated herein by reference).	*

3.6	Certificate of Ownership and Merger, dated February 22, 2013 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 25, 2013, and incorporated herein by reference).	*

3.7	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company establishing Series A Junior Participating Cumulative Preferred Stock dated May 1, 1995 (included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on May 3, 1996, and incorporated herein by reference).	*

3.8	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series B Convertible Preferred Stock dated May 14, 2002 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).	*

3.9	Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, as filed with the Secretary of the State of Delaware on December 9, 2008 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 9, 2008, and incorporated herein by reference).	*

3.10	By-Laws of the Company, as amended and restated (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 25, 2013, and incorporated herein by reference).	*

10.1	1992 Stock Incentive Plan, as amended (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).	*

10.2	Amendment to the Company’s 1992 Stock Incentive Plan, as amended, effective as of April 15, 2011 (included as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2011, and incorporated herein by reference).	*

10.3	Company’s 2006 Incentive Compensation Plan, as amended (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 20, 2010, and incorporated herein by reference).	*

10.4	Form of Non-Qualified Option Agreement for the Chairman and Executive Officers (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2006, and incorporated herein by reference).	*

Exhibits
10.5	Form of Incentive Stock Option Agreement for the Chairman and Executive Officers (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2006, and incorporated herein by reference).	*

10.6	Form of Non-Qualified Option Agreement for Non-Employee Directors (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2006, and incorporated herein by reference).	*

10.7	Form of Option Repurchase Agreement dated January 29, 2009 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2009 and incorporated herein by reference).	*

10.8	Company’s Amended and Restated Non-Employee Director Compensation Plan (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-170764), and incorporated herein by reference).	*

10.9	Sixth Amended and Restated Loan and Security Agreement dated November 10, 2010, by and among Bank of America, N.A., as Administrative Agent and Collateral Agent, the Revolving Credit Lenders identified therein, the Company, as Borrowers’ Representative, and the Company and CMRG Apparel, LLC, as Borrowers (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on January 7, 2011, and incorporated herein by reference).	* †

10.10	Amended and Restated Consulting Agreement, effective as of April 28, 2011 between the Company and Jewelcor Management, Inc. (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2011, and incorporated herein by reference).	*

10.11	Employment Agreement between the Company and Seymour Holtzman dated as of April 28, 2011 (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2011, and incorporated herein by reference).	*

10.12	Revised and Restated Employment Agreement dated as of November 5, 2009 between the Company and David A. Levin (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2009, and incorporated herein by reference).	*

10.13	Revised and Restated Employment Agreement dated as of November 5, 2009 between the Company and Dennis R. Hernreich (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2009, and incorporated herein by reference).	*

10.14	Employment Agreement between the Company and Robert S. Molloy dated as of January 7, 2010 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 11, 2010, and incorporated herein by reference).	*

10.15	Employment Agreement between the Company and Francis Chane dated as of January 8, 2010 (included as Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference).	*

10.16	Employment Agreement between the Company and Kenneth Ederle dated as of January 8, 2010 (included as Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference).	*

10.17	Amendment to Employment Agreement between the Company and Kenneth Ederle, effective as of April 25, 2011 (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2011, and incorporated herein by reference).	*

10.18	Employment Agreement between the Company and Jack R. McKinney dated as of January 8, 2010 (included as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference).	*

Exhibits
10.19	Employment Agreement between the Company and Peter E. Schmitz dated as of January 8, 2010 (included as Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference).	*

10.20	Employment Agreement between the Company and Vickie Smith dated as of January 8, 2010 (included as Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference).	*

10.21	Employment Agreement between the Company and Walter E. Sprague dated as of January 8, 2010 (included as Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference).	*

10.22	Employment Agreement between the Company and Peter H. Stratton, Jr. dated as of January 7, 2010 (included as Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference).	*

10.23	Employment Agreement between the Company and Brian Reaves (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 21, 2010, and incorporated herein by reference).	*

10.24	Employment Agreement between the Company and John Wagner dated as of April 25, 2011 (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2011, and incorporated herein by reference).	*

10.25	Employment Agreement between the Company and Derrick Walker dated as of May 29, 2012 (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 17, 2012, and incorporated herein by reference).	*

10.26	Employment Agreement between the Company and Angela Chew dated as of June 20, 2011 (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 19, 2011, and incorporated herein by reference).	*

10.27	Company’s Amended and Restated Long-Term Incentive Plan (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 20, 2010, and incorporated herein by reference).	*

10.28	Company’s Second Amended and Restated Annual Incentive Plan (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 19, 2010 and incorporated herein by reference).	*

10.29	Registration Rights Agreement entered into as of April 26, 2002, by and between the Company and the persons identified therein (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).	*

10.30	Registration Rights Agreement dated November 18, 2003 by and between the Company and Thomas Weisel Partners LLC (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).	*

10.31	Contribution Agreement dated January 30, 2006 by and among the Company, Spirit SPE Canton, LLC and Spirit Finance Acquisitions, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference).	*

10.32	Membership Interest Purchase Agreement dated January 30, 2006 by and between the Company and Spirit Finance Acquisitions, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference).	*

Exhibits

10.33	Lease Agreement dated February 1, 2006 by and between the Company and Spirit SPE Canton, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference).	*

10.34	Buying Agency Agreement effective November 16, 2005 by and between Designs Apparel, Inc. and Li & Fung (included as Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed March 31, 2006, and incorporated herein by reference).	*

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended February 2, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	*	*

*	Previously filed with the Securities and Exchange Commission.
†	Portions of this Exhibit have been omitted pursuant to a grant of confidential treatment.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINATION XL GROUP, INC.
March 15, 2013

	By:	/s/ DAVID A. LEVIN
David A. Levin President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DAVID A. LEVIN David A. Levin	President and Chief Executive Officer (Principal Executive Officer)	March 15, 2013

/s/ DENNIS R. HERNREICH Dennis R. Hernreich	Executive Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)	March 15, 2013

/s/ PETER H. STRATTON, JR. Peter H. Stratton, Jr.	Senior Vice President of Finance and Corporate Controller (Principal Accounting Officer)	March 15, 2013

/s/ SEYMOUR HOLTZMAN Seymour Holtzman	Chairman of the Board of Directors	March 15, 2013

/s/ ALAN S. BERNIKOW Alan S. Bernikow	Director	March 15, 2013

/s/ JESSE H. CHOPER Jesse H. Choper	Director	March 15, 2013

/s/ JOHN E. KYEES John E. Kyees	Director	March 15, 2013

/s/ WARD K. MOONEY Ward K. Mooney	Director	March 15, 2013

/s/ GEORGE T. PORTER, JR. George T. Porter, Jr.	Director	March 15, 2013

/s/ MITCHELL S. PRESSER Mitchell S. Presser	Director	March 15, 2013

/s/ IVY ROSS Ivy Ross	Director	March 15, 2013