Form 10-Q
period 2013-05-04
DESTINATION XL GROUP, INC.
filed 2013-05-24
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 4, 2013	Commission File Number 01-34219

DESTINATION XL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of May 10, 2013 was 48,613,561.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	May 4, 2013 (Fiscal 2013)	February 2, 2013 (Fiscal 2012)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,102	$8,162
Accounts receivable	5,086	5,007
Inventories	112,381	104,211
Deferred income taxes	5,458	6,625
Prepaid expenses and other current assets	9,146	9,081

Total current assets	138,173	133,086

Property and equipment, net of accumulated depreciation and amortization	72,294	65,942

Other assets:
Intangible assets	5,715	6,256
Deferred income taxes	39,112	38,688
Other assets	2,021	1,973

Total assets	$257,315	$245,945

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of deferred gain on sale-leaseback	$1,465	$1,465
Accounts payable	26,728	25,464
Accrued expenses and other current liabilities	33,019	35,217
Borrowings under credit facility	11,588	—

Total current liabilities	72,800	62,146

Long-term liabilities:

Deferred gain on sale-leaseback, net of current portion	17,219	17,585
Other long-term liabilities	4,888	5,002

Total long-term liabilities	22,107	22,587

Commitments and contingencies (Note E)

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 59,488,927 and 59,477,008 shares issued at May 4, 2013 and February 2, 2013, respectively	595	595
Additional paid-in capital	294,136	293,977
Treasury stock at cost, 10,877,439 shares at May 4, 2013 and February 2, 2013	(87,977)	(87,977)
Accumulated deficit	(38,811)	(39,822)
Accumulated other comprehensive loss	(5,535)	(5,561)

Total stockholders’ equity	162,408	161,212

Total liabilities and stockholders’ equity	$257,315	$245,945

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	May 4, 2013 (Fiscal 2013)	April 28, 2012 (Fiscal 2012)

Sales	$93,594	$95,539
Cost of goods sold including occupancy costs	49,111	49,936

Gross profit	44,483	45,603

Expenses:
Selling, general and administrative	38,332	37,759
Depreciation and amortization	4,170	3,690

Total expenses	42,502	41,449

Operating income	1,981	4,154

Interest expense, net	(178)	(165)

Income from continuing operations before provision for income taxes	1,803	3,989

Provision for income taxes	792	1,539

Income from continuing operations	1,011	2,450
Loss from discontinued operations, net of taxes	—	(181)

Net income	$1,011	$2,269

Net income per share - basic:
Income from continuing operations	$0.02	$0.05
Loss from discontinued operations	$0.00	$0.00
Net income per share - basic	$0.02	$0.05

Net income per share - diluted:
Income from continuing operations	$0.02	$0.05
Loss from discontinued operations	$0.00	$0.00
Net income per share - diluted	$0.02	$0.05

Weighted-average number of common shares outstanding:
Basic	48,291	47,664
Diluted	48,587	48,176

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the three months ended
	May 4, 2013	April 28, 2012
	(Fiscal 2013)	(Fiscal 2012)

Net income	$1,011	$2,269

Other comprehensive income (loss) before taxes:
Foreign currency translation	(90)	143
Pension plan	156	157

Other comprehensive income before taxes	66	300
Tax benefit related to items of other comprehensive income	(40)	(103)

Other comprehensive income (loss), net of tax	26	197

Comprehensive income	$1,037	$2,466

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended May 4, 2013

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total

Balance at February 2, 2013	59,477	$595	$293,977	(10,877)	$(87,977)	$(39,822)	$(5,561)	$161,212

Exercises under option program	8	—	—					—
Stock compensation expense			141					141
Board of Directors compensation	4	—	18					18
Accumulated other comprehensive income (loss):
Unrecognized loss associated with Pension Plan, net of taxes of $62							94	94
Foreign currency, net of taxes of $(22)							(68)	(68)
Net income						1,011		1,011

Balance at May 4, 2013	59,489	$595	$294,136	(10,877)	$(87,977)	$(38,811)	$(5,535)	$162,408

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 4, 2013	April 28, 2012
	(Fiscal 2013)	(Fiscal 2012)

Cash flows from operating activities:
Net income	$1,011	$2,269
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of deferred gain on sale leaseback	(366)	(367)
Depreciation and amortization	4,170	3,690
Deferred taxes, net of valuation allowance	794	1,588
Stock compensation expense	141	393
Issuance of common stock to Board of Directors	18	10

Changes in operating assets and liabilities:
Accounts receivable	(79)	433
Inventories	(8,170)	(7,985)
Prepaid expenses and other current assets	(113)	(1,002)
Intangibles and other assets	12	13
Accounts payable	1,264	2,962
Deferred lease incentives	786	(101)
Accrued expenses and other liabilities	(5,088)	(842)

Net cash (used for) provided by operating activities	(5,620)	1,061

Cash flows from investing activities:
Additions to property and equipment, net	(8,028)	(5,571)
Proceeds from sale of businesses	—	71

Net cash used for investing activities	(8,028)	(5,500)

Cash flows from financing activities:
Borrowings under credit facility	11,588	—

Net cash provided by financing activities	11,588	—

Net decrease in cash and cash equivalents	(2,060)	(4,439)
Cash and cash equivalents:
Beginning of period	8,162	10,353

End of period	$6,102	$5,914

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

In the opinion of management of Destination XL Group, Inc., a Delaware corporation (formerly known as Casual Male Retail Group, Inc. and collectively referred to as the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company’s audited consolidated financial statements for the fiscal year ended February 2, 2013 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2013.

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

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2013 is a 52-week period ending on February 1, 2014. Fiscal 2012 was a 53-week period ending on February 2, 2013.

Reclassification

Results for the first quarter of fiscal 2012 have been restated to reflect the operating results of the Company’s European operations as discontinued operations. See Note 5, “Discontinued Operations.”

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

Other Intangibles

At May 4, 2013, the “Casual Male” trademark has a carrying value of $3.6 million and is considered a definite-lived asset. The Company is amortizing the remaining carrying value of $3.6 million on an accelerated basis consistent with projected cash flows through fiscal 2018, its estimated remaining useful life.

The Company’s “Rochester” trademark is considered an indefinite-lived intangible asset and has a carrying value of $1.5 million. During the first three months of fiscal 2013, no event or circumstance occurred which would cause a reduction in the fair value of the Company’s reporting units, requiring interim testing of the Company’s “Rochester” trademark.

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

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) include amounts related to foreign currency and pension plans and are reported in the Consolidated Statements of Comprehensive Income. Other comprehensive income and reclassifications from AOCI for the three months ended May 4, 2013 and April 28, 2012 are as follows:

	May 4, 2013			April 28, 2012
For the three months ended (in thousands):	Pension Plans	Foreign	Total	Pension Plans	Foreign	Total
Balance at beginning of fiscal year	$(5,828)	$267	$(5,561)	$(5,949)	$233	$(5,716)

Other comprehensive income (loss) before reclassifications, net of taxes	43	(68)	(25)	25	102	127

Amounts reclassified from accumulated other comprehensive income (loss), net of taxes (1)	51	—	51	70	—	70

Other comprehensive income (loss) for the period	94	(68)	26	95	102	197

Balance at end of quarter	$(5,734)	$199	$(5,535)	$(5,854)	$335	$(5,519)

(1)	Represents the amortization of the unrecognized (gain)/loss. The amortization of the unrecognized loss, before tax, of $84,000 and $116,000 for the three months ended May 4, 2013 and April 28, 2012, respectively, was charged to Selling, General & Administrative expense on the Consolidated Statement of Operations.

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

For the first three months of fiscal 2013 and fiscal 2012, the Company recognized total stock-based compensation expense of $0.1 million and $0.4 million, respectively.

The total compensation cost related to non-vested awards not yet recognized as of May 4, 2013 is approximately $0.3 million which will be expensed over a weighted average remaining life of 16 months.

Valuation Assumptions for Stock Options and Restricted Stock

The Company granted stock options to purchase 1,077 and 1,286 shares of common stock to certain of its non-employee directors as compensation for the three months ended May 4, 2013 and April 28, 2012, respectively. There were no grants of restricted stock.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average grant date fair-value of stock options granted during the first quarter of fiscal 2013 was $1.74 per share.

The following assumptions were used for grants for the first quarter of fiscal 2013 and fiscal 2012:

	May 4, 2013	April 28, 2012
Expected volatility	52.0%	55.0%
Risk-free interest rate	0.36-0.38%	0.31%
Expected life	3.0 yrs	3.0 yrs
Dividend rate	—	—

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

During the first three months of fiscal 2013, options to purchase 200,000 shares of common stock, with an intrinsic value of approximately $42,000, were exercised through net share settlement. As a result, only 8,047 shares were issued.

The Company granted 3,872 shares of common stock, with a fair value of approximately $18,000, to certain of its non-employee directors as compensation for the first three months of fiscal 2013.

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires the presentation of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under generally accepted accounting principles in the United States (“U.S. GAAP”) to be reclassified to net income in its entirety in the same reporting period. The guidance was effective for fiscal years beginning after December 15, 2012. The Company has adopted ASU 2013-2 and has included the related disclosure within the notes to the consolidated financial statements.

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

Borrowings made pursuant to the Credit Facility will bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% and (c) the one month LIBOR rate) plus a varying percentage, based on the Company’s borrowing base, of 1.00-1.25% for prime-based borrowings and 2.00-2.25% for LIBOR-based borrowings. The Company is also subject to an unused line fee. At May 4, 2013, the Company’s prime-based interest rate was 4.25%. The Company had approximately $5.0 million of its outstanding borrowings in a LIBOR-based contract with an interest rate of 2.18%. The LIBOR-based contract expired May 7, 2013. When a LIBOR-based contract expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based contract.

The Company’s obligations under the Credit Facility are secured by a lien on all of its assets. The Company is not subject to any financial covenants pursuant to the Credit Facility.

At May 4, 2013, the Company had outstanding borrowings under the Credit Facility of $11.6 million. Outstanding standby letters of credit were $1.8 million and documentary letters of credit were $0.4 million. Unused excess availability at May 4, 2013 was $61.2 million. Average borrowings outstanding under this facility during the first quarter of fiscal 2013 were $6.0 million, resulting in an average unused excess availability of approximately $65.5 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

The fair value of the amount outstanding under the Credit Facility at May 4, 2013 approximated the carrying value.

3.	Equity

Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended
	May 4, 2013	April 28, 2012
(in thousands)
Common Stock Outstanding
Basic weighted average common shares outstanding	48,291	47,664
Common Stock Equivalents - stock options and restricted stock	296	512

Diluted weighted average common shares Outstanding	48,587	48,176

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period because the exercise price of such options was greater than the average market price per share of common stock for the respective periods.

	For the three months ended
	May 4, 2013	April 28, 2012
(in thousands, except exercise prices)
Options	1,167	2,737
Range of exercise prices of such options	$4.91 - $10.26	$3.76 - $10.26

The above options, which were outstanding at May 4, 2013, expire from June 30, 2013 to April 30, 2023.

4.	Income Taxes

At May 4, 2013, the Company had total deferred tax assets of approximately $48.2 million, with a corresponding valuation allowance of $3.6 million. The deferred tax assets include approximately $28.4 million of net operating loss carryforwards and approximately $7.4 million of deferred gain on sale-leaseback and, to a lesser extent, other book/tax timing differences. As of May 4, 2013, the Company had gross net operating loss carryforwards of $77.4 million for federal income tax purposes and $43.0 million for state income tax purposes that are available to offset future taxable income through fiscal year 2033. Included in the net operating loss carryforwards for both federal and state income tax is approximately $12.7 million relating to stock compensation deductions, the tax benefit from which, if realized, will be credited to additional paid-in capital.

On a continuing income basis, the Company’s effective tax rate for the first quarter of fiscal 2013 was 43.9% as compared to 38.6% for the first quarter of fiscal 2012 and is consistent with the statutory tax rate applicable to the U.S. and the blended state rate for the states in which the Company conducts business. The effective state rate for fiscal 2013 is projected to be greater than fiscal 2012 as a result of certain states in which tax is derived using gross margin or a similar measure on lower pre-tax earnings.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to Topic 740, Income Taxes, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At May 4, 2013, the Company had no material unrecognized tax benefits.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and certain foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 1997, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the first quarter of fiscal 2013.

5.	Discontinued Operations

In the second quarter of fiscal 2012, the Company exited its European Direct business. As a result, the operating results of the European Direct business for the first quarter of fiscal 2012 have been reclassified to reflect the operating results as discontinued operations. The following table summarizes the results from discontinued operations from the Company’s European Direct Business for the first quarter of fiscal 2012

For the three months ended
(in thousands)	April 28, 2012
Sales	$374
Gross margin	134
Selling, general and administrative expenses	311
Depreciation and amortization	4
Benefit from income taxes	—

Loss from discontinued operations, net of taxes	$181

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from such forward-looking statements. We encourage readers to refer to Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, filed with the Securities and Exchange Commission on March 15, 2013, and Part II, Item 1A of this Quarterly Report which identify certain risks and uncertainties that may have an impact on our future earnings and the direction of our Company.

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

BUSINESS SUMMARY

Destination XL Group, Inc. (formerly known as Casual Male Retail Group, Inc.) together with our subsidiaries is the largest specialty retailer of big & tall men’s apparel with retail and direct operations in the United States, London, England and direct businesses throughout the United States and Canada. We operate under the trade names of Destination XL®, DXL®, Casual Male XL®, Casual Male XL Outlets, Rochester Clothing, B&T Factory Direct™, ShoesXL® and LivingXL®. At May 4, 2013, we operated 54 Destination XL stores, 280 Casual Male XL retail stores, 55 Casual Male XL outlet stores and 12 Rochester Clothing stores. Our direct business includes our DestinationXL.com e-commerce site and several catalogs which support our brands and product extensions.

Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years which end on February 1, 2014 and February 2, 2013 as “fiscal 2013” and “fiscal 2012,” respectively. Fiscal 2013 is a 52-week period and Fiscal 2012 was a 53-week period.

Total comparable sales for all periods include our retail stores that have been open for at least one full fiscal year together with our e-commerce and catalog sales. Our direct businesses are included as part of our calculation of total comparable sales because we are a multi-channel retailer offering our customers convenient alternatives for their shopping needs. Retail comparable sales reflect same-store sales and exclude our direct business. Stores that have been remodeled, expanded or re-located during the period are also included in our determination of comparable sales. Most of our DXL stores are considered relocations and comparable to all the closed stores in each respective market area for the first twelve months. For the first quarter of fiscal 2013, 53 DXL stores were included in our comparable store base. The sales from 30 of those 53 DXL stores are comparable to prior year sales that included the sales from 40 closed Casual Male XL stores and 1 closed Rochester Clothing store. On a comparable sales basis, our selling square footage for those 30 DXL stores increased 80.7% compared to the square footage of the comparable Casual Male XL and Rochester Clothing stores that were closed. The method of calculating comparable sales varies across the retail industry and, as a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies.

SEGMENT REPORTING

We report our operations as one reportable segment, Big & Tall Men’s Apparel, which consists of our two principal operating segments: retail and direct. We consider our operating segments to be similar in terms of economic characteristic, production processes and operations, and have therefore aggregated them into a single reporting segment.

RESULTS OF OPERATIONS

Executive Summary

Our earnings for the first quarter of fiscal 2013 of $1.0 million, or $0.02 per diluted share, compared with $2.3 million, or $0.05 per diluted share, for the first quarter of fiscal 2012 was in line with our expectations and our earnings guidance. As we have mentioned, fiscal 2013 will be a transition year for us as we work towards transforming from Casual Male XL stores to DXL stores.

Sales for the first quarter of fiscal 2013 of $93.6 million were sluggish during February and March, with a comparable store decrease of 3.9%. This was largely due to the delayed spring weather which had a negative impact on our seasonal merchandise categories, such as shorts. As the weather warmed up, however, we saw a significant improvement in April, with a comparable sales increase of 7.4% for the month. As a result, our comparable sales for the first quarter of fiscal 2013 decreased 0.5%. Merchandise margins for the first quarter of fiscal 2013 continue to improve with a 50 basis point improvement over the prior year due to continued improvements in initial markups and lower markdown costs. As expected, our occupancy costs, selling, general & administrative (“SG&A”) and depreciation and amortization all increased slightly over the prior year’s first quarter as a result of our accelerated DXL store opening initiative and our increased investment in our marketing program.

Corporate Name Change

During the first quarter of fiscal 2013, we formally changed our corporate name to Destination XL Group, Inc. to reflect our transition to our DXL retail stores and DestinationXL.com website. This followed the change we made in December 2012 of our stock ticker symbol to “DXLG.”

Destination XL

Fiscal 2013 will be a critical year for us as we continue to accelerate our DXL® store openings. Our plan is to open 57 to 64 DXL stores in fiscal 2013 while closing 110-119 Casual Male XL and Rochester Clothing stores. In fiscal 2014, we plan to open another 60 DXL stores, completing the roll-out with an expected total of 215 to 230 stores by the end of fiscal 2015.

Through the end of the first quarter of fiscal 2013, we have opened 54 DXL® stores. Of these 54 stores, 53 stores are considered “comparable stores” and had a combined comparable sales increase of 17.7% for the first quarter of fiscal 2013 when compared to the prior year’s first quarter. For the 23 DXL stores opened longer than a year, the comparable sales increase in the first quarter was 4.7%. An important metric for the long-term growth of the DXL concept is dollars per transaction which rose 17.6% in the first quarter to $154 from last year’s $131 as a result of both improved sales associate productivity and an enhancement in the sales mix towards higher priced name brands and increased sales penetration in tailored clothing. In comparison, the dollars per transaction for the Casual Male XL retail stores in the first quarter of fiscal 2013 was $110. The comparable DXL stores accounted for approximately 22.1% of our total retail comparable store sales for the first quarter of fiscal 2013, compared to 8.3% in the first quarter of fiscal 2012. Our DXL stores continue to outperform our Casual Male XL stores and as the chain is converted, our top line sales growth should improve accordingly.

As we have previously disclosed, this transition will result in incremental costs of approximately $8.0 to $11.0 million over the next three years, primarily associated with lease terminations and asset impairments as a result of early store closures, as well as additional SG&A expenses of approximately $6.0 million per year to support the rollout. The rollout is expected to be substantially completed by the end of fiscal 2015. Our projections, which are based on current economic conditions, suggest that this investment will significantly enhance revenues and produce double-digit operating margins for the longer term. Our financial modeling, based upon the performance of the DXL stores to date, indicates that at the end of the three-year accelerated investment period in the DXL concept, our sales in fiscal 2016 should exceed $600 million with operating margins greater than 10%. The capital expenditures, incremental SG&A and other charges totaling approximately $150 million over the next three years associated with the accelerated rollout, are expected to be funded primarily from operating cash flows and limited borrowings under our credit facility of $10.0 to $15.0 million We expect to have approximately $10.0-$15.0 million in borrowings at the end of fiscal 2013. By the end of fiscal 2015, we anticipate we will be cash positive with no borrowings. Longer-term, we expect revenues to grow to over $600 million with operating margins greater than 10% and free cash flow in the range of $60 to $70 million by the end of fiscal 2016. Projection of free cash flow (non-GAAP) for fiscal 2016 is based on expected cash flow from operating activities of $77.0-$87.0 million, less expected capital expenditures of $17.0 million.

For the first quarter of fiscal 2013, we incurred transition costs of $2.4 million related to $0.3 million of pre-opening occupancy costs, $1.6 million of SG&A expenses related to pre-opening payroll, training, store operations and increased marketing and $0.5 million related to trademark amortization.

National Marketing Campaign

In fiscal 2012, we developed and tested a new marketing program to help us build DXL brand awareness, introducing our customer base to the new DXL concept. We developed and tested a full marketing campaign in select markets, which consisted of a combination of television, radio and digital advertising. The results of that testing was refined during the first quarter of fiscal 2013 with marketing expanded to the Dallas and Providence markets. Based on the successful results, we launched the first flight of our National Marketing Campaign on May 5, 2013. The advertising will run for a six week period. Another advertising flight is currently scheduled for the late fall. In both advertising flights, we are using a mix of TV, radio and digital advertising and will leverage strategic relationships with our new public relations and social media agencies to further drive awareness and brand interest.

Our DXL stores have had strong success since we began opening them in fiscal 2010, with very minimal advertising. We believe that this marketing campaign will significantly raise DXL brand awareness for our DXL stores and the destinationxl.com shopping website which is expected to translate to an increase in our active customer base as well as increased customer traffic.

Fiscal 2013 Outlook

Our earnings guidance remains unchanged from the guidance previously disclosed. For fiscal 2013, we are planning on a sales range of $415.0 to $420.0 million. This sales increase is driven by the expansion of our DXL stores and by continued growth in our direct businesses. We expect our gross margin rate to be ± 20 basis points from fiscal 2012, which is based on merchandise margins improving by approximately 40 to 60 basis points with an offsetting increase in occupancy costs of 40 to 60 basis points. SG&A costs are planned to increase by approximately $15.0 to $17.1 million, primarily related to preopening costs, payroll (both store and support) as well as increased marketing costs associated with two major flights of a national media campaign to raise DXL awareness with our target market. As a percentage of sales, SG&A expenses are expected to increase by 220 basis points.

Because of our added SG&A costs, we expect our operating margin as a percent of sales for fiscal 2013 will be breakeven to 0.5%. As a result, our earnings for fiscal 2013 will be between breakeven and $0.03 per diluted share.

We expect to spend approximately $54.0 million in capital expenditures in fiscal 2013, which will be partially offset by approximately $9.0 million in tenant allowances, primarily related to opening our DXL stores. We expect to fund the remainder of our capital expenditures primarily from our operating cash flow but expect to have borrowings under our credit facility of $10.0-$15.0 million at the end of the fiscal year. From a liquidity perspective, we expect cash flow from operating activities of $32.0 million (including the $9.0 million of lease incentives), resulting in free cash flow (as defined below under “Presentation of Non-GAAP Measures”) of approximately $(22.0) million.

Presentation of Non-GAAP Measures

The presentation of non-GAAP free cash flow is not a measure determined by U.S. GAAP and should not be considered superior to or as a substitute for net income or cash flows from operating activities or any other measure of performance derived in accordance with U.S. GAAP. In addition, all companies do not calculate non-GAAP financial measures in the same manner and, accordingly, “free cash flows” presented in this report may not be comparable to similar measures used by other companies. We calculate free cash flows as cash flow from operating activities, less capital expenditures and discretionary store asset acquisitions. We believe that inclusion of this non-GAAP measure helps investors gain a better understanding of our cash flow performance, especially when comparing such results to previous periods. The following table reconciles our non-GAAP free cash flow measure:

(in millions)	For the quarter ended May 4, 2013	For the quarter ended April 28, 2012	Projected Cash Flow Fiscal 2013
Cash flow provided by (used for) operating activities:
Cash flow provided by operating activities other than deferred lease incentives	$(6.4)	$1.2	$23.0
Deferred lease incentives	0.8	(0.1)	9.0

Cash flow provided by (used for) operating activities	(5.6)	1.1	32.0
Less: capital expenditures	(8.0)	(5.6)	(54.0)

Free cash flow	(13.6)	(4.5)	(22.0)

The decrease in free cash flow of $(9.1) million for the first quarter of fiscal 2013 as compared to the first quarter of the prior year is due to the timing of certain working capital accounts, specifically payroll and other payables, as well as an increase in capital expenditures related to the DXL store openings.

Financial Summary

Sales

For the first quarter of fiscal 2013, total sales were $93.6 million as compared to $95.5 million for the first quarter of fiscal 2012. The decrease of $1.9 million in total sales was due to a decrease of $1.5 million in closed stores and a comparable sales decrease of 0.5%, or $0.4 million, as compared to the first quarter of fiscal 2012.

The comparable sales decrease of 0.5% consisted of an increase in our retail business of 0.8%, or $0.6 million, offset by a decrease in our direct business of 6.0%, or $1.0 million. In total, sales for the first quarter of fiscal 2013 started out slowly. Because of the unseasonably cool weather, specifically in the Northeast and Midwest, our comparable sales through the end of March were down approximately 3.9%; however, our comparable sales for April increased 7.4% once the warmer weather arrived.

The increase in our retail business was driven by our 53 DXL stores which had a comparable store sales increase of 17.7%, or $2.6 million, over the prior year’s first quarter while our remaining stores had a comparable store sales decrease of 3.2%, or $2.0 million.

With respect to our direct business, our e-commerce business continues to grow, with an increase of 5.1% for the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012. This growth was offset by a significant decrease from our catalog business of 60%. We continue to decrease our catalog circulation and impressions on existing catalogs, which are down approximately 56% and 70%, respectively, over last year, to shift emphasis towards our digital marketing efforts and our more profitable e-commerce business. Catalog sales accounted for approximately 6.4% of our sales for the first quarter of fiscal 2013 as compared to 15.2% for the first quarter of fiscal 2012. While catalog sales decreased during the quarter, the operating margin from our direct business increased 7.8%, from 24.3% to 26.2%, for the first quarter of fiscal 2013. In the long-term, we expect this business to replace the current shortfall in sales from legacy brand catalogs.

The following is a summary of the breakdown of our comparable sales for the first quarter of fiscal 2013:

Comparable sales:	Number of stores	Comparable Sales %
Total comparable sales for the first quarter of fiscal 2013	400	(0.5%)

Retail Business	400	0.8%
DXL comp stores	53	17.7%
Casual Male XL and Rochester Clothing stores	347	(3.2%)

Direct Business	—	(6.0%)
E-commerce	—	5.1%
Catalog	—	(60.0%)

(1)	Of the 53 comparable DXL stores, 23 stores have been open more than one year and had a comparable sales increase of 4.7% for the first quarter of fiscal 2013.

Gross Profit Margin

For the first quarter of fiscal 2013, our gross margin rate, inclusive of occupancy costs, was 47.5% as compared to a gross margin rate of 47.7% for the first quarter of fiscal 2012. The decrease of 20 basis points for the first quarter of fiscal 2013 was the result of an increase in occupancy costs of 70 basis points, partially offset by an improvement of 50 basis points in merchandise margins. On a dollar basis, occupancy costs for the first quarter of fiscal 2013 increased 2.6% over the prior year. The increase in occupancy costs for the first quarter of fiscal 2013 as compared to the prior year’s first quarter was due to the DXL store openings and the associated pre-opening costs as well as the timing of our Casual Male XL store closings. The improvement in merchandise margins of 50 basis points was the result of continued improvement in our initial markups as well as a favorable markdown rate compared to the prior year.

For fiscal 2013, we are expecting that our occupancy costs, on a dollar-basis, will increase approximately $5.0 million as a result of adding approximately 57 to 64 DXL stores in fiscal 2013 and certain lease termination costs associated with closing 110-119 Casual Male XL and Rochester Clothing stores. As a result, we expect occupancy costs will be between 40 to 60 basis points higher than fiscal 2012. From a merchandise margin perspective, we are planning a continued improvement of approximately 40 to 60 basis points. Accordingly, for fiscal 2013, we are expecting gross margin will be ± 20 basis points.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A expenses for the first quarter of fiscal 2013 increased to 41.0% as compared to 39.5% for the first quarter of fiscal 2012. On a dollar basis, SG&A expenses increased $0.6 million, or 1.5%, for the first quarter of fiscal 2013 as compared to the prior year’s first quarter. The increase of $0.6 million consists of incremental costs of approximately $0.3 million related to payroll costs such as pre-opening payroll, training and store operations to support the new DXL stores and a net increase of $0.3 million in marketing costs associated with the preparation for the launch of our national marketing campaign on May 5, 2013.

Included in the SG&A expenses for the first quarter of fiscal 2013 are transition costs of approximately $1.6 million related to pre-opening payroll, training, store operations and increased marketing to support the DXL roll-out.

As discussed above, fiscal 2013 is a building year for us and as such, our SG&A expenses are expected to be noticeably higher than they have been in past years. We expect that our SG&A expenses will increase by $15.0 to $17.1 million and as a percentage of sales will be 220 basis points higher than fiscal 2012. This increase in dollars is primarily related to incremental marketing costs associated with our effort to increase brand awareness, increased store payroll to support our planned opening of 57 to 64 new DXL stores, costs to close 110-119 Casual Male XL and Rochester Clothing stores and other infrastructure-related costs. Overall, we expect to limit our SG&A growth rates, except where necessary to support our growth activities or where there are unanticipated costs that are necessary to support our overall activities.

Depreciation and Amortization

Depreciation and amortization for the first quarter of fiscal 2013 was $4.2 million as compared to $3.7 million for the first quarter of fiscal 2012. The increase of $0.5 million is due to the store growth associated with our DXL store concept.

Interest Expense, Net

Net interest expense of $0.2 million for the first quarter of fiscal 2013 was flat with the first quarter of fiscal 2012. Interest expense for the past few years has remained relatively low due to minimal borrowings on our credit facility. However, with our planned store growth in fiscal 2013, we expect interest costs during fiscal 2013 will increase slightly as we fund a portion of our store growth with limited borrowings from our credit facility. See “Liquidity and Capital Resources” for more discussion regarding our current debt obligations and future liquidity needs.

Income Taxes

At May 4, 2013, our total deferred tax assets were approximately $48.2 million, with a corresponding valuation allowance of $3.6 million. The deferred tax assets include approximately $28.4 million of net operating loss carryforwards and approximately $7.4 million of deferred gain on our sale-leaseback and, to a lesser extent, other book/tax timing differences.

Discontinued Operations

In the second quarter of fiscal 2012, we closed our European direct business. The operating results for the European direct business for the first quarter of fiscal 2012 have been reclassified to discontinued operations.

Net Income

For the first quarter of fiscal 2013, we had net income of $1.0 million, or $0.02 per diluted share, compared to net income of $2.3 million, or $0.05 per diluted share, for the first quarter of fiscal 2012.

The decrease of $0.03 per diluted share in earnings for the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012, is consistent with our expectations. For the first quarter of fiscal 2013, we incurred transition charges of $2.4 million related to costs incurred in connection with our transition to DXL. As we discussed above, we are forecasting a decrease in operating income in fiscal 2013 as we accelerate the rollout of our DXL stores, close our existing Casual Male XL stores and launch our national marketing campaign.

Inventory

At May 4, 2013, total inventory was $112.4 million compared to $104.2 million at February 2, 2013 and $112.2 million at April 28, 2012. While inventory levels on a dollar basis were flat at May 4, 2013 when compared to April 28, 2012, on a unit basis inventories decreased 4%. Although our store count has decreased from the first quarter of fiscal 2012, our square footage increased 1.7% and, as a result, our average inventory per square foot was lower than the prior year’s first quarter. The increase in inventory from February 2, 2013 is consistent with the prior year as we increase our inventory levels for the upcoming Father’s Day.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility, as amended, with Bank of America, N.A (“Credit Facility”). Our current cash needs are primarily for working capital (essentially inventory requirements), capital expenditures and growth initiatives. As discussed above, our capital expenditures for fiscal 2013 are expected to be $54.0 million, primarily related to the planned opening of 57 to 64 new DXL stores and information technology projects. However, we expect to receive approximately $9.0 million in lease incentives to offset a portion of these capital expenditures. We expect to fund our store growth in fiscal 2013 primarily through earnings with limited borrowings from our Credit Facility. For fiscal 2013, while our borrowings are projected to reach approximately $40.0 million during our key seasonal buying periods, we expect that our borrowings at the end of fiscal 2013 will be approximately $10.0-$15.0 million.

We currently believe that our existing cash generated by operations together with our availability under our credit facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements. For the first three months of fiscal 2013, free cash flow, which we define as cash flow from operating activities, less capital expenditures and discretionary store asset acquisitions, if any, decreased by $9.1 million to $(13.6) million from $(4.5) million for the first three months of fiscal 2012. This decrease in free cash flow was principally due to the timing of working capital accounts, specifically certain payroll and accrued expenses of $4.2 million, as well an increase in capital expenditures of $2.4 million related to the new store openings. See “Presentation of Non-GAAP Measure” above regarding non-GAAP free cash flow.

The Credit Facility provides for a maximum committed borrowing of $75 million, which, pursuant to an accordion feature, may be increased to $125 million upon our request and the agreement of the lender(s) participating in the increase. The Credit Facility includes a sublimit of $20 million for commercial and standby letters of credit and a sublimit of up to $15 million for Swingline Loans. The maturity date of the Credit Facility is November 10, 2014. Our Credit Facility is described in more detail in Note 2 to the Notes to the Consolidated Financial Statements. The Company is in discussions with its bank to extend the Credit Facility to 2018, raise the borrowing limit to $100 million and lower the associated facility costs.

We had outstanding borrowings of $11.6 million under the Credit Facility at May 4, 2013. Outstanding standby letters of credit were $1.8 million and outstanding documentary letters of credit were $0.4 million. The average monthly borrowing outstanding under this facility during the first three months of fiscal 2013 was approximately $6.0 million, resulting in an average unused excess availability of approximately $65.5 million. Unused excess availability at May 4, 2013 was $61.2 million. Our obligations under the Credit Facility are secured by a lien on all of our assets. The facility contains no financial covenants.

Capital Expenditures

The following table sets forth the open stores and related square footage at May 4, 2013 and April 28, 2012, respectively:

	At May 4, 2013		At April 28, 2012
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
Casual Male XL	335	1,182	410	1,443
DXL	54	525	22	224
Rochester Clothing	12	108	13	118

Total Stores	401	1,815	445	1,785

Below is a summary of store openings and closings from February 2, 2013 to May 4, 2013:

Number of Stores:	DXL	Casual Male XL Retail	Rochester Clothing	Casual Male XL Outlets	Total stores
At February 2, 2013	48	297	12	55	412
New stores(1)	—	—	—	—	—
Replaced stores(2)	6	(6)	—	—	—
Closed retail stores(3)	—	(11)	—	—	(11)

At May 4, 2013	54	280	12	55	401
Estimated store count at February 1, 2014	105	190	10	55	360

(1)	The opening of new DXL stores represents DXL stores opened in new markets.
(2)	Represents the total number of DXL stores opened in existing markets with the corresponding total number of Casual Male XL stores and/or Rochester Clothing stores closed in such markets in connection with those DXL store openings.
(3)	Represents closed stores for which there were no corresponding openings of a DXL store in the same market.

Our capital expenditures for the first quarter of fiscal 2013 were $8.0 million as compared to $5.6 million for the first quarter of fiscal 2012. The $2.4 million increase is primarily related to the opening of 6 new DXL stores during the first quarter of fiscal 2013 as well as a number of stores under construction.

For fiscal 2013, our capital expenditures are expected to be approximately $54.0 million and we expect to receive approximately $9.0 million in tenant allowances to offset these expenditures. The budget includes approximately $44.7 million, excluding any allowance, related to the opening of 57-64 new Destination XL stores and approximately $7.4 million for continued information technology projects, including further web-related enhancements, upgraded planning and allocation software and upgraded POS system, with the remainder for general overhead projects. In addition, we expect to close approximately 110-119 existing stores, most of which are in connection with the opening of our new DXL stores.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended February 2, 2013 filed with the SEC on March 15, 2013.

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires November 10, 2014, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At May 4, 2013, the interest rate on our prime based borrowings was 4.25%. Approximately $5.0 million of our outstanding borrowings were in LIBOR contracts with an interest rate of 2.18%. Based upon a sensitivity analysis as of May 4, 2013, assuming average outstanding borrowing during the first quarter of fiscal 2013 of $6.0 million, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $30,000 on an annualized basis.

Foreign Currency

Our Sears Canada catalog operations conduct business in Canadian dollars and our Rochester Clothing store located in London, England conducts business in British pounds. If the value of the Canadian dollar or British pound against the U.S. dollar weakens, the revenues and earnings of these operations will be reduced when they are translated or remeasured to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of May 4, 2013, sales from our Sears Canada operations and our London Rochester Clothing store were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse affect on our financial position or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 4, 2013. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 4, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended May 4, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the resolution of these matters will not have a material adverse impact on our future results of operations or financial position.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended February 2, 2013 filed with the SEC on March 15, 2013.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. **

**

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

DESTINATION XL GROUP, INC.

Date: May 24, 2013	By: /S/ PETER H. STRATTON, JR.
Peter H. Stratton, Jr.
Senior Vice President of Finance, Corporate Controller and Chief Accounting Officer