Form 10-K/A
period 2013-02-02
DESTINATION XL GROUP, INC.
filed 2013-06-03
CIK 813298

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

The registrant had 48,613,561 shares of Common Stock, $0.01 par value, outstanding as of May 10, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 pursuant to General Instruction G(3) to Form 10-K for the purposes of filing the information required to be disclosed pursuant to Part III of Form 10-K.

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K. Except for the amendments described above, this Form 10-K/A does not modify or update the disclosure in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 originally filed with the Securities and Exchange Commission on March 15, 2013.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Set forth below is certain information regarding our directors, including information furnished by them as to their principal occupations and business experience for the past five years, certain directorships held by each director within the past five years, their respective ages as of May 10, 2013 and the year in which each became a director of our Company:

NAME	AGE	POSITION	DIRECTOR SINCE
Seymour Holtzman	77	Chairman of the Board and Director	2000
David A. Levin	62	President, Chief Executive Officer and Director	2000
Alan S. Bernikow	72	Director (1),(2)	2003
Jesse Choper	77	Director (1),(2),(3)	1999
John Edward Kyees	66	Director (1)	2010
Ward K. Mooney	64	Director (3)	2006
George T. Porter, Jr.	66	Director (3)	1999
Mitchell S. Presser	48	Director (2)	2007
Ivy Ross (4)	57	Director	2013

(1)	Current member of the Audit Committee.
(2)	Current member of the Nominating and Corporate Governance Committee.
(3)	Current member of the Compensation Committee.
(4)	Ms. Ross was appointed a director of the Company on January 31, 2013.

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

David A. Levin has been our President and Chief Executive Officer since April 10, 2000 and a director since April 11, 2000. From 1999 to 2000, he served as the Executive Vice President of eOutlet.com. Mr. Levin was President of Camp Coleman, a division of The Coleman Company, from 1998 to 1999. Prior to that, Mr. Levin was President of Parade of Shoes, a division of J. Baker, Inc., from 1995 to 1997. Mr. Levin was also President of Prestige Fragrance & Cosmetics, a division of Revlon, Inc., from 1991 to 1995. Mr. Levin has worked in the retail industry for over 30 years. Since joining the Company, Mr. Levin has been instrumental in transforming the Company from a company which exclusively operated Levi Strauss & Co. branded apparel to the largest specialty retailer of big & tall men’s apparel. In May 2012, Mr. Levin joined the board of directors of Christopher & Banks Corporation, a New York Stock Exchange listed company that specializes in women’s apparel. Mr. Levin brings to the Board valuable experience in merchandising and marketing initiatives.

Alan S. Bernikow has been a director since June 29, 2003. From 1998 until his retirement in May 2003, Mr. Bernikow was the Deputy Chief Executive Officer at Deloitte & Touche LLP where he was responsible for assisting the firm on special projects such as firm mergers and acquisitions, litigation matters and partner affairs. He was a member of Deloitte & Touche’s Executive & Management Committees; Chairman for the Professional Asset Indemnity Limited (“PAIL” Bermuda) Big 4 Insurance Representatives; and President for the PAIL Vermont Insurance Company Big 4 Insurance Representatives. Mr. Bernikow joined Touche Ross, the predecessor firm of Deloitte & Touche LLP, in 1977, prior to which Mr. Bernikow was the National Administrative Partner in Charge for the accounting firm of J.K. Lasser & Company. Mr. Bernikow is a member of the Board of Directors of Revlon, Inc. and Revlon Consumer Products Corporation and serves as Chairman of the Audit Committee of Revlon, Inc.; as well as Chairman of the Revlon, Inc. Compensation and Stock Plan Committee; a member of the Board of Directors of Mack-Cali, as well as the Chairman of the Audit Committee of Mack-Cali; and serves as a Director of the Board of the UBS Global Asset Management (US) Inc., a wholly owned subsidiary of UBS AG, including serving as Chairman of its Audit Committee. Mr. Bernikow has had extensive international experience in his role in Deloitte & Touche’s management/risk management group, as well as worldwide insurance responsibilities. Mr. Bernikow provides the Board with substantial financial expertise and strategic planning as a result of his years of experience at Deloitte & Touche LLP. His strong financial background qualifies him as an “audit committee financial expert”. Mr. Bernikow provides the Board with valuable insight with respect to financial reporting based on his experiences serving on the audit committees of several boards.

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

John E. Kyees has been a director since May 3, 2010. From 2003 until his retirement in 2010, Mr. Kyees was the Chief Financial Officer of Urban Outfitters, Inc. Mr. Kyees served as the Chief of Investor Relations for Urban Outfitters in 2010. Prior to that, from 2002 to 2003, Mr. Kyees was the Chief Financial Officer and Chief Administrative Officer of bebe Stores, Inc. Mr. Kyees is a member of the Board of Directors of Vera Bradley, Inc., a publicly-traded company, and serves as Chairman of the Audit Committee. Mr. Kyees is a member of the Board of Directors of Hot Topic, Inc., a publicly-traded company, and is a member of the Audit Committee. Mr. Kyees is a member of the Board of Directors of Rackwise, Inc., a publicly-traded company, and is a member of the Audit Commitee. In addition, Mr. Kyees is also a director of Arhaus Furniture, a privately-held retailer. Mr. Kyees brings to the Board extensive executive-level retail experience having served as Chief Financial Officer for several prominent retailers. His insight with respect to merchandising, operational activities and finance is an asset to our Board. Institutional Investor magazine selected Mr. Kyees as a top specialty retail chief financial officer on five separate occasions, evidencing his strong skills in corporate finance, strategic and accounting matters.

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

Mitchell S. Presser has been a director since May 1, 2007. Since November 2006, Mr. Presser has been a founding partner of Paine & Partners, LLC, a private equity firm. Prior to that, Mr. Presser was a partner with the law firm of Wachtell, Lipton, Rosen & Katz, specializing in mergers & acquisitions. Mr. Presser serves as a director on the boards of several privately-held companies. Mr. Presser’s extensive experience in private equity and strategic planning provides valuable insight to the Board.

Ivy Ross has been a director since January 31, 2013. Since July 2012, Ms. Ross has been the Chief Marketing Officer of Art.com where she oversees the company’s marketing, branding, merchandising and user-experience functions. Prior to Art.com, Ms. Ross was EVP of Marketing for the Gap brand, and acted as the Creative Catalyst for all brands within Gap, Inc. Ms. Ross also has held senior creative and product design positions at Disney Stores North America, Mattel, Calvin Klein, Coach, Liz Claiborne, Swatch Watch and Avon. Chosen by Fast Company and BusinessWeek as the new face of leadership, Ross was a contributing author of The Change Champions Field Guide and Best Practices in Leadership Development and Organizational Change. She has also served on Proctor and Gamble’s design board since its inception. With her industry insight and marketing expertise, Ms. Ross provides a valuable perspective to the Board as the Company builds its Destination XL brand.

All directors hold office until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified or until their earlier death, resignation or removal.

Non-Director Executive Officers

Dennis R. Hernreich, 56, has been our Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary since September 2002. Prior to that, Mr. Hernreich served as our Senior Vice President, Chief Financial Officer and Treasurer upon joining us on September 5, 2000. Prior to joining our Company, from 1996 through 1999, Mr. Hernreich held the position of Senior Vice President and Chief Financial Officer of Loehmann’s, a national retailer of women’s apparel. From 1999 to August 2000, Mr. Hernreich was Senior Vice President and Chief Financial Officer of Pennsylvania Fashions, Inc., a 275-store retail outlet chain operating under the name Rue 21.

Francis Chane, 50, has been our Senior Vice President of Distribution and Logistics since June 2011. Prior to that, Mr. Chane was our Vice President of Distribution & Logistics since joining the Company in June 2008. Prior to joining our Company, Mr. Chane was Vice President Operations & Facilities for Redcats USA, a division of the French multi-national company PPR, from 1999 to April 2008.

Angela Chew, 46, has been our Senior Vice President of Global Sourcing and Product Development since March 2013. Prior to that, from May 2010 to March 2013, Ms. Chew was our Vice President of Global Sourcing. Ms. Chew joined the Company in February 2009 as our Director of Global Sourcing. Prior to joining our Company, from October 2007 to December 2008 Ms. Chew was the Senior Product Manager for Redcats USA. From 2007 to 2009, Ms. Chew was an Independent Retail Consultant and Analyst with the Gerson Lehrman Group and in 2006, she held the positions of Director and Executive Vice President of Global Sourcing for Rocawear. Prior to that, Ms. Chew was the founder & partner of several apparel manufacturing companies & franchise restaurants. She also held various merchandising management positions with Macy’s corporate in New York and Hong Kong.

Kenneth M. Ederle, 48, has been our Senior Vice President and Chief Merchandising Officer since April 2013. Prior to that, from May 2011 until April 2013, Mr. Ederle was our Senior Vice President – General Merchandising Manager DXL. Mr. Ederle served as our Vice President, General Merchandise Manager of Rochester Clothing from August 2008 until May 2011. From January 2008 to August 2008, Mr. Ederle was our Merchandise Manager of Sportswear for Rochester Clothing and prior to that was one of our Merchandise Managers for Casual Male from November 2006 to December 2007. Prior to joining the Company in 2006, Mr. Ederle was a Senior Buyer and Senior Planner for Limited Brands.

Jack R. McKinney, 56, has been our Senior Vice President and Chief Information Officer since June 2002. Mr. McKinney began his career with Casual Male Corp. in 1997 and joined our Company in May 2002 as part of our acquisition of Casual Male Corp.

Robert S. Molloy, 53, has been our Senior Vice President and General Counsel since April 2010. Prior to that, Mr. Molloy was the Vice President and General Counsel since joining the Company in February 2008. Prior to joining the Company, Mr. Molloy served as Vice President, Assistant General Counsel at Staples, Inc. from May 1999 to February 2008. Prior to May 1999, Mr. Molloy was a trial attorney.

Brian S. Reaves, 52, joined our Company in May 2010 as our Senior Vice President of Store Sales and Operations. Prior to joining our Company, Mr. Reaves was the Vice President – Outreach and Group Sales for David’s Bridal from 2007 to 2009. Before that, Mr. Reaves was the Senior Vice President of Sales for The Bridal Group from 2004 to 2007.

Peter E. Schmitz, 54, joined the Company in August 2007 as our Senior Vice President, Real Estate and Store Development. Prior to that, Mr. Schmitz was the Vice President of Real Estate for Brooks/Eckerd Pharmacy Chain since 1995.

Vickie S. Smith, 56, joined the Company in February 2008 as our Senior Vice President, Merchandise Planning and Allocation. Prior to that, Ms. Smith worked at Urban Brands as Senior Vice President, Planning, Allocation and Marketing from May 2006 to November 2007. From May 2001 to December 2005, Ms. Smith was the Vice President, Corporate Planning and Allocation at JCPenney.

Walter E. Sprague, 64, has been our Senior Vice President of Human Resources since May 2006. From August 2003 through April 2006, Mr. Sprague was our Vice President of Human Resources. Prior to joining our Company, Mr. Sprague was the Managing Director Northeast, for Marc-Allen Associates, a nationwide executive recruiting firm. From 1996 to 2002, Mr. Sprague was the Assistant Vice President – Senior Director of Human Resources for Foot Locker Inc. and prior to that, the Assistant Vice President – Senior Director of Human Resources for Woolworth Corporation, the predecessor company to Foot Locker Inc.

Peter H. Stratton, Jr., 41, has been our Senior Vice President of Finance, Corporate Controller and Chief Accounting Officer since August 2009. Mr. Stratton joined us in June 2009 as Vice President of Finance. From May 2007 to June 2009, he served as Senior Director of Corporate Accounting at BearingPoint, Inc. Prior to May 2007, Mr. Stratton held various finance and accounting leadership positions at Legal Sea Foods, Inc., Shaw’s Supermarkets, Inc. and Cintas Corporation.

John R. Wagner, 58, has been our Vice President, Merchandise Manager for Tailored Clothing and Dress Furnishings since November 2010. Prior to joining our company, Mr. Wagner was President of Innovative Sourcing Group, a New York based product development and sourcing firm specializing in men’s apparel. From 2001 to 2007, Mr. Wagner held the positions of Vice President of Manufacturing and Product Development and Vice President of Tailored Clothing for S&K Famous Brands, a men’s specialty retail chain based in Richmond, Virginia.

Derrick Walker, 44, joined our Company in May 2012 as our Senior Vice President and Chief Marketing Officer. Prior to joining our Company, Mr. Walker was the Vice President of Marketing for Lenscrafters from December 2009 to November 2011. Before that, Mr. Walker was the Vice President of Marketing for Finish Line from December 2006 to September 2009.

There are no family relationships between any of our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). The Reporting Persons are required to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during fiscal 2012, we believe that the current Reporting Persons complied with all applicable Section 16(a) reporting requirements and that all required reports were filed in a timely manner, with the following exceptions: Mr. Choper filed a late Form 4 on April 30, 2012 for two stock sale transactions from June 2006. Mr. Walker filed a late Form 3 on June 18, 2012 reflecting that he had become a Reporting Person as of May 29, 2012.

Code of Ethics

We have adopted a Code of Ethics which applies to our directors, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as well as our other senior officers. The full text of the Code of Ethics can be found under “Corporate Governance –Charters & Policies” on the Investor Relations page of the our corporate web site, which is at http://investor.destinationxl.com.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee is currently comprised of Messrs. Choper, Bernikow and Kyees. Each of the members of the Audit Committee is independent, as independence for Audit Committee members is defined under the rules of Nasdaq. In addition, the Board of Directors has determined that Mr. Bernikow is an “audit committee financial expert” under the rules of the SEC. No other directors attend audit committee meetings.

The Audit Committee operates under a written charter, which can be found under “Corporate Governance- Charters & Policies” on the Investor Relations page of our website at http://investor.destinationxl.com.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses the compensation paid to our key executives which includes our Chief Executive Officer and our Chief Financial Officer (“Key Executives”) as well as our other executive officers (the “Senior Executives”). For the purposes of this Form 10-K/A, the Key Executives and our next three most highly-compensated Senior Executives for fiscal 2012 are collectively referred to herein as our “Named Executive Officers.”

The Named Executive Officers for fiscal 2012 are: David A. Levin, President and Chief Executive Officer; Dennis R. Hernreich, Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary; Robert S. Molloy, Senior Vice President and General Counsel; Brian S. Reaves, Senior Vice President, Store Sales and Operations; and Derrick Walker, Senior Vice President and Chief Marketing Officer.

Our Key Executives are Messrs. Levin and Hernreich. Our Senior Executives are listed above under “Item 10- Directors, Executive Officers and Corporate Governance – Non-Director Executive Officers,” with the exception of Dennis R. Hernreich who is a Key Executive.

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

Say on Pay

At our 2011 Annual Meeting, stockholders voted on a non-binding advisory proposal as to the frequency with which we should conduct an advisory vote on executive compensation (a “say-on-pay proposal”). At that meeting, and in accordance with the recommendation of our Board of Directors, 93.5% of votes cast voted for the “one-year” frequency for advisory votes on executive compensation and we intend to hold such vote every year, until our next “say-on-pay” frequency vote, which we anticipate to be held at our 2017 annual meeting.

At the 2012 Annual Meeting, stockholders had an opportunity to cast a non-binding advisory vote on executive compensation as disclosed in the 2012 Proxy Statement. Of the votes cast on the say-on-pay proposal, 98.1% voted in favor of the proposal. The Compensation Committee considered the results of the 2012 advisory vote and believes that it affirms stockholders’ support of our approach to executive compensation, which approach is to align short- and long-term incentives with performance. We will continue to consider the outcome of subsequent say-on-pay votes when making future compensation decisions for our executive officers.

Executive Summary

We believe that our executive compensation policies and practices appropriately balance the interests of our executives with those of our stockholders. Performance is a key component of our philosophy for executive compensation. Accordingly, our executives’ compensation, specifically our compensation for our Key Executives, is heavily weighted toward “at risk” performance-based compensation. Our executives’ compensation consists of base salary (“fixed compensation”) and performance-based compensation (“at-risk compensation”). The performance-based compensation for fiscal 2012 consisted of: (i) an annual cash incentive based on achievement of a specified performance goal for fiscal 2012 and (ii) a long-term incentive which was also based on achievement of specified performance goals for fiscal 2012, but which vests ratably over a three-year period starting on the first anniversary of the date of grant. No performance-based compensation was earned for fiscal 2012. However, as explained further below, the Board of Directors granted a discretionary cash bonus for fiscal 2012 to certain members of management which included the Key Executives and Senior Executives.

The following charts show the breakdown of compensation opportunity for our Key Executives and Senior Executives, assuming performance under our annual and long-term incentive plans for fiscal 2012 were achieved at “target” levels.

During fiscal 2012, base salary for our Key Executives and Senior Executives remained unchanged from fiscal 2011 levels. Accordingly, the only opportunity for our Key Executives and Senior Executives to achieve compensation above 2011 levels was to exceed the performance thresholds established for our annual and long-term incentive plans.

Based on our financial results for fiscal 2012, the threshold performance levels under the annual incentive and long-term incentive plans were not achieved; therefore, there was no performance-based compensation earned in fiscal 2012. However, in January 2013, at the recommendation of the Compensation Committee, the Board of Directors voted to approve a discretionary cash bonus. The decision to award this bonus was based on several factors. First, the performance targets established for the 2012 performance-based plans were based on a roll-out of the DXL® format over a five-year time frame. But the rollout of the DXL stores had a wider impact than originally expected, negatively impacting sales in existing Casual Male XL stores located in proximity to a DXL store. Therefore, in the third quarter of fiscal 2012, the Board of Directors agreed to accelerate that timetable by opening the planned DXL stores over a three-year period instead of a five-year period while at the same time closing the majority of the Casual Male XL stores. As a result, for fiscal 2012, we incurred transition costs of $9.0 million related to the rolling out of DXL stores. Secondly, although we did not achieve our original financial targets for fiscal 2012, we made substantial progress toward our three-year plan of opening 215-230 DXL stores by the end of fiscal 2015, and to close all of our Casual Male XL retail stores and the majority of our Rochester Clothing stores. Lastly, despite the substantial progress that has been made with respect to our DXL stores, website and brand awareness, our management team has not received any awards under our incentive plans for the past two fiscal years. As such, the Board of Directors awarded a discretionary bonus to recognize these efforts and the substantial progress that was made in fiscal 2012. See “Components of Executive Compensation” below for a description of these two incentive plans and for a further discussion of the discretionary bonus.

Summary of Fiscal 2012 Performance Compared to Fiscal 2011

Fiscal 2012 was a significant year in helping us transform our existing business to our Destination XL (“DXL”) store format and e-commerce platform. During the year, we opened 32 DXL stores and closed 68 Casual Male XL and two Rochester stores. Our DXL stores and e-commerce platform accounted for 28% of our total business for fiscal 2012 and by the end of next year we project it will account for almost 50%. Our DXL stores continue to outperform our Casual Male XL stores and, as the chain is converted, our top-line sales growth is expected to improve.

During fiscal 2012, we developed and heavily tested a new marketing program. In the past, our marketing strategy was primarily focused on direct marketing. Our new marketing program, which includes a combination of television, radio and digital advertising, is helping us build DXL brand awareness and introduce our customer base to the new DXL concept. The results of this testing were refined in early fiscal 2013 and our national launch occurred on May 5, 2013.

For fiscal 2012, we reported income from continuing operations of $8.1 million, or $0.17 per diluted share, as compared to income from continuing operations of $44.8 million, or $0.93 per diluted share, for fiscal 2011. On a comparative basis, adjusting fiscal 2011 for a trademark impairment charge, the reversal of the tax valuation allowance and assuming a normalized tax rate of 40%, the adjusted income from continuing operations for fiscal 2011 was $0.22 per diluted share. Adjusted income from continuing operations is a non-GAAP measure. See Note 3 to the table below for a reconciliation of this non-GAAP measure.

This decrease in earnings of $0.05 per diluted share (based on adjusted income from continuing operations for fiscal 2011) is primarily attributable to a relatively flat sales base in the business, other than the DXL stores, and an approximately $9.0 million, or $0.11 per diluted share, increase in costs to support our DXL roll-out.

		For the fiscal year ending:
	% Change	February 2, 2013 (Fiscal 2012)	January 28, 2012 (Fiscal 2011)
	(in millions, except per share and percentages)
Results from continuing operations:
Sales	1.0%	$399.6	$395.9
Transition costs	100.0%	$9.0	—
Operating Income, before impairment, a non-GAAP measure (1)	(33.8)%	$13.9	$18.6
Net income		$6.1	$42.7
Adjusted EBITDA, a non-GAAP measure (2)	(6.1)%	$29.4	$31.2
Earnings per share from continuing operations, GAAP basis, on a diluted basis		$0.17	$0.93
Adjusted earnings per share from continuing operations, non-GAAP basis, on a diluted basis (3)		$0.17	$0.22

Shareholder Return(4):
Total 1-year Shareholder Return		37.3%
Total 2-year Shareholder Return		11.1%
Total 3-year Shareholder Return		64.3%

(1)	Operating Income, before impairment is a non-GAAP measure and should not be considered superior to or as a substitute for Operating Income on a GAAP basis. We believe that this non-GAAP measure is useful as an additional means for investors to evaluate our operating results, on a comparative basis, when reviewed in conjunction with our GAAP financial statements. For fiscal 2011, Operating Income, before impairment is calculated as Operating Loss, on a GAAP basis, of $(4.5) million plus the add-back of the provision for trademark impairment of $23.1 million. There was no non-GAAP adjustment for fiscal 2012. Operating income, on a GAAP basis, for fiscal 2012 was $13.9 million.
(2)	EBITDA, which is defined as income from continuing operations before interest, taxes, depreciation and amortization, is adjusted each period to exclude other income/expense (“Adjusted EBITDA”). EBITDA and Adjusted EBITDA are non-GAAP measures and should not be considered superior to or as a substitute for net income derived in accordance with GAAP. We use Adjusted EBITDA because it: (i) measures performance over the periods in which executives can have significant impact, (ii) is directly linked to our long-term growth plan, and (iii) is a key metric used by management and the Board to assess our operating performance. Adjusted EBITDA for fiscal 2012 is calculated as income from continuing operations of $8.1 million, plus interest of $0.6 million, taxes of $5.2 million and depreciation and amortization of $15.5 million. Adjusted EBITDA for fiscal 2011 is calculated as income from continuing operations of $44.8 million, plus interest of $0.6 million, impairment charge of $23.1 million, depreciation and amortization of $12.5 million and other expense of $0.3 million minus tax benefit of $50.1 million.

(3)	Adjusted Earnings per Share, on a diluted basis, is a non-GAAP measure and is not meant to be superior to or as a substitute for Earnings per Share on a GAAP basis. However, because of the significant impairment charge and tax benefit recorded in fiscal 2011, we believe that adjusting for these amounts provides a meaningful measure for investors. No adjustments were made for fiscal 2012. For fiscal 2011 Adjusted Earnings Per Share was calculated as follows:

	Fiscal 2011
	Per diluted share
	(in thousands, except per share)
Income from continuing operations, GAAP basis	$44,804	$0.93
Reverse actual income tax benefit	(50,078)	$(1.04)
Add back: Provision for trademark impairment, (earnings per share tax-effected)	23,110	$0.48

Adjusted income from continuing operations before income taxes, non-GAAP for fiscal 2011	17,836	$0.37
Less income tax provision, assume 40% tax rate for fiscal 2011	(7,134)	$(0.15)

Adjusted income from continuing operations, non-GAAP for fiscal 2011	$10,702	$0.22

Weighted average number of common shares outstanding on a diluted basis		48,044

(4)	Total 1-year Shareholder Return for fiscal 2012 was calculated by taking the percentage change in stock price from January 27, 2012 to February 1, 2013. Total 2-year Shareholder Return for fiscal 2012 was calculated by taking the percentage change in stock price from January 28, 2011 to February 1, 2013. Total 3-year Shareholder Return for fiscal 2012 was calculated by taking the percentage change in stock price from January 29, 2010 to February 1, 2013. No dividends were paid by us. We calculated all shareholder returns using the closing price of our common stock on the last business day of each fiscal year.

Summary of Total Compensation Earned for Fiscal 2012 Compared to Fiscal 2011

Because we did not achieve our performance goals for fiscal 2012, the Key Executives and Senior Executives did not earn any awards under our two incentive plans for fiscal 2012. As discussed below under “Components of Executive Compensation –Performance-based annual cash incentives and -Long-Term performance based plans”, we would have had to achieve at least 90% of the established targets for fiscal 2012 in order for the Key Executives and Senior Executives to have earned the minimum 50% payout under our performance-based plans.

Although we did not meet our financial targets for fiscal 2012, we made substantial progress in our DXL transition during fiscal 2012 as well as in the development and testing of a new marketing program to build awareness of our DXL brand. However, due to the important decision in the third quarter of fiscal 2012 to accelerate the roll-out of the DXL stores, the original forecast for fiscal 2012 no longer represented an achievable forecast for the year. Both of the Company’s incentive programs were based on achieving the original forecast and did not take into consideration the infrastructure changes needed to accelerate the store roll-out. With this accelerated store opening schedule and the closing of the existing Casual Male XL stores, as well as the successful performance of the DXL stores that had been opened to date, the Board of Directors wanted to recognize the efforts and results that the management team achieved during fiscal 2012. Therefore, on January 31, 2013, the Board of Directors, upon the recommendation of the Compensation Committee, approved a discretionary bonus to all participants of the Company’s Annual Incentive Plan, which included the Key Executives and Senior Executives and to its District Managers. The cash bonus was equal to the minimum payout of 50% that would have occurred under the 2012 Annual Incentive Plan had the threshold financial performance target set at the outset of fiscal 2012 been met.

In addition to achieving earnings, total shareholder return is also used as a benchmark to ensure that our executive compensation is aligned with our stockholders’ interests. Over the past three years, we have substantially recovered the market capitalization lost primarily in fiscal 2008 as part of the economic recession, with our stock price recovering from $0.38 a share at February 1, 2008, to $3.35 a share at January 27, 2012 to $4.60 a share at February 1, 2013. The 1-year shareholder return at February 1, 2013 was 37.3%.

The following table summarizes total compensation earned by each Named Executive Officer for fiscal 2012 as compared to fiscal 2011. The increase in compensation for fiscal 2012 from fiscal 2011 is principally due to the discretionary cash bonus. See the “Summary Compensation Table” on page 23 for a detail breakdown of compensation for each Named Executive Officer.

Named Executive Officer	% Change (1)	February 2, 2013 (Fiscal 2012)	January 28, 2012 (Fiscal 2011)
David A. Levin, President and Chief Executive Officer	49.1%	$1,256,675	$842,797
Dennis R. Hernreich Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary	48.5%	$971,493	$654,194
Robert S. Molloy Senior Vice President and General Counsel	17.1%	$403,468	$344,600
Brian S. Reaves Senior Vice President, Store Sales and Operations	17.0%	$344,423	$294,486
Derrick Walker Senior Vice President and Chief Marketing Officer(2)	n/a	$406,216	$—

(1)	The increase in compensation for fiscal 2012 from fiscal 2011 is principally due to the discretionary cash bonus.
(2)	Mr. Walker joined the Company in May 2012. Mr. Walker’s compensation for fiscal 2012 included relocation costs of $114,838.

Executive Compensation Philosophy and Objectives

Our Compensation Committee’s overarching compensation guiding principle is to reward our executives for the achievement of our primary business objectives: to grow our market share within the Big & Tall retail industry, to increase earnings and operating margins and, ultimately, to increase stockholder returns through increased stock price due to the increase in earnings and margin. Given the current transformation that the Company is undergoing and the fact that the transition from our Casual Male XL format to our DXL format is now a three-year plan, the Committee is challenged with providing competitive compensation opportunities to our executives, both short-term and long-term, during this period.

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

With respect to the overall compensation paid to our Key Executives, the Compensation Committee’s objective is to achieve a total direct compensation amount that is within our peer median if we are able to achieve financial targets. As such, the Compensation Committee’s objective is to allocate the Key Executive’s total direct compensation equally between base salary, annual and long-term incentive awards.

For our Senior Executives, the Compensation Committee’s overall objective is to provide them with a competitive base salary that is within our peer median, while providing them with an opportunity for short- and long-term compensation if our Company meets or exceeds its financial targets, such as Adjusted EBITDA and operating margins.

Over the years, the Compensation Committee has continued to fine-tune the pay for performance and shareholder alignment focus of our executive compensation programs. Prior to fiscal 2008, we provided cash compensation in the form of base salary to meet competitive salary norms and rewarded performance against specific short-term goals in the form of cash bonuses. Additionally, we provided stock options to reward superior performance against specific objectives and long-term strategic goals. In fiscal 2008, with the adoption of a Long-Term Incentive Plan (“LTIP”), which was amended in May 2010, our management team was offered a compensation plan designed to award superior performance against short-term objectives. However, any award earned (which could be in the form of cash, stock options, restricted stock or any combination thereof based on the prior election of the executives) would be subject to a ratable three-year vesting period commencing on the first anniversary of the date of grant. Beginning in fiscal 2010, there were further refinements made with the intention of improving alignment of executive compensation with stockholders’ interest and the Company’s long-term strategic goals. Specifically, all participants in our LTIP, which includes our Key Executives and Senior Executives, were required to elect at least 50% of any award earned in equity, either through stock options or shares of restricted stock or a combination thereof, in order to be more aligned with our stockholders.

For fiscal 2013, the Compensation Committee has redefined the metrics for both the Annual Incentive Plan and LTIP to align the potential awards under these plans with the Company’s current three-year strategic plan as communicated to the investment community and its shareholders. See “Components of Executive Compensation” below for the specific changes in these plans for fiscal 2013.

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

Compensation Committee Process

-Key Executives

In past consultations with Sibson Consulting, an independent firm which specializes in benefits and compensation, the Compensation Committee has developed a compensation program that is competitive within our peer group. The consultant analyzed compensation and benefits of our peer companies with respect to the compensation for our Named Executive Officers as well as compensation levels and practices for the independent members of our Board of Directors and are currently engaged in reviewing and updating their analysis of such compensation and benefits for fiscal 2013.

The Compensation Committee has the authority to retain compensation consultants and other outside advisors, without Board or management approval, to assist it in carrying out its duties, including the evaluation of compensation to be paid to our Named Executive Officers. The Compensation Committee may accept, reject or modify any recommendations by compensation consultants or other outside advisors. Since 2006, the Compensation Committee has retained Sibson Consulting to analyze compensation and benefits of our peer companies with respect to our Key Executive compensation. In January 2011, the consultant analyzed compensation for the past five-year period for our Named Executive Officers and compared that information with that of our peer companies. In addition, the consultants also reviewed total compensation paid to our Named Executive Officer in comparison to our Company’s financial performance. This review also required Sibson Consulting to compare our current Annual Incentive Plan and Long-Term Incentive Plan with similar incentive programs of our peer group. Sibson Consulting continues to work with the Compensation Committee on an on-going basis to ensure that its compensation program remains in line with our peer group as well as with our own business objectives.

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

The Compensation Committee is directly responsible for determining the compensation paid to our Key Executives. For our Key Executives, the Compensation Committee, working with Sibson Consulting, compares each element of compensation to published survey data and proxy data from our peer group for executives with comparable positions and responsibilities. Based on that detailed review which was completed at the end of fiscal 2011, the Committee concluded that the total cash compensation and total direct compensation for the two Key Executives were appropriate. This conclusion was based on the following observations:

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

For our Senior Executives that are also Named Executive Officers for fiscal 2012, compensation was most recently reviewed by Sibson Consulting in fiscal 2011, at which time Sibson Consulting found no issues. Sibson had performed a detailed review of our peer group and compensation surveys at the outset of fiscal 2011. As a result of that in-depth study, the Compensation Committee observed that the compensation earned for fiscal 2010 was at or below the 50th percentile of our peer group. Further, the Committee noted that the compensation paid to our Senior Executives is more heavily weighted toward incentive programs than with our peer group. That comprehensive study was conducted during a year when bonuses were earned under the Annual Incentive Plan and the LTIP. Based on Sibson’s work, the Committee determined that the compensation opportunity for the Senior Executives who are also Named Executive Officers was appropriate given their specific roles with the Company and the intent of the Committee to emphasize rewards based on achievement of performance goals.

-2012 Review

The Compensation Committee engaged Sibson Consulting at the end of fiscal 2012 for two purposes: (i) to assist in its review of the performance by the Key Executives and Senior Executives in fiscal 2012 to determine whether a discretionary bonus might be appropriate, and (ii) to start research and discussions about revising the Company’s approach to annual and long-term incentive plans given the three-year Destination XL (DXL) transition plan. See “Components of Executive Compensation” below for a further discussion of the discretionary bonus and a full description of these two incentive plans.

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

The base salaries of our Named Executive Officers have remained flat for the past four years. In May 2009, the members of senior management all took a 5% reduction in salary that was reinstated at the end of the fiscal year. There have been no increases in base pay for our Named Executive Officer since that time.

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

2012 Annual Incentive Plan

Our Annual Incentive Plan, which was established in May 2008 and which was amended in November 2010, is an annual performance-based cash incentive plan. The participants include both the Key Executives and the Senior Executives. For fiscal 2012, the Annual Incentive Plan used Adjusted EBITDA as the benchmark. The Compensation Committee believed it was important to establish a plan that awarded all of management, including our Key Executives and Senior Executives, using the same performance criteria. In addition, there is no personal performance component of the plan for Key Executives and Senior Executives. Thus, there is one single company-wide target. We use Adjusted EBITDA because it: (i) measures performance over the periods in which executives can have significant impact, (ii) is directly linked to our long-term growth plan, and (iii) is a key metric used by management and the board to assess our operating performance.

The target range of Adjusted EBITDA for fiscal 2012 was approved by the Compensation Committee on March 6, 2012. Our executives were eligible to receive a cash incentive award ranging from 50% to 150% of their designated target opportunity (which is 100% of plan year base salary for the Key Executives and 35% of plan year base salary for the Senior Executives) if we achieved between 90% and 115% of an Adjusted EBITDA target of $38.0 million for fiscal 2012. Actual Adjusted EBITDA for fiscal 2012 was 77% of target; accordingly, no awards were granted pursuant to the 2012 Annual Incentive Plan.

2013 Annual Incentive Plan

With the assistance of Sibson Consulting, the Compensation Committee re-designed the financial metrics and targets for the Annual Incentive Plan (“AIP”) for fiscal 2013. With the DXL transformation, there are metrics beyond EBITDA that the Compensation Committee felt were important and warranted focus. It will be imperative that gross margin and debt are managed and controlled in a year when we have planned increased marketing and capital expenditures. In addition, the Compensation Committee also wanted to reward management for improvement in our sales growth and customer base as we continue to transition to the DXL transformation. Accordingly, the Compensation Committee identified four target metrics for fiscal 2013, each of which is independent of each other. Two are financial measures and two are strategic measures. The targets are as follows:

	Metric	Award % Attributable to Each Target	Minimum/Maximum Potential Payout
Target 1	Adjusted EBITDA	50.0%	-85% of EBITDA target to receive minimum payout of 50% -125% of EBITDA target to receive maximum payout of 150%

Target 2	Gross Margin and Net Debt	25.0%	-Both metrics must be met to earn 100%; otherwise no payout -If the maximum payout of 150% is achieved in all three of the other targets, then 150% would be paid out under this target

Target 3	Customer Base Growth	12.5%	100% of payout at set target, with pro-rata percent increase up to a maximum payout of 150% at 125% of target

Target 4	DXL Comparable Sales	12.5%	-80% of DXL Store Comp target to receive minimum payout of 50% -200% of DXL Store Comp target to receive maximum payout of 150%

If the bonuses were to be paid today based on salaries as of May 10, 2013, the cash bonuses would be based on salaries earned of $811,200 for Mr. Levin, $621,920 for Mr. Hernreich, $325,000 for Mr. Molloy and $275,000 for Messrs Reaves and Walker. Assuming we achieve 100% of the Adjusted EBITDA target for fiscal 2013, we estimate that the total potential payout would be approximately $4.4 million, of which $2.5 million would be paid to our Key Executives and Senior Executives and the remaining amount would be paid to the approximately 100 other participants in the AIP. The Compensation Committee believes this is a competitive level of compensation and provides incentives to all of our senior executives and other employees of the Company who serve in important job functions if we are to achieve our annual financial goals.

The Compensation Committee believes that it is possible to meet or exceed the targets set for fiscal 2013. The established targets are intended to be achievable within an approximate 50% probability as a result of executing our operating plan. The target level is derived from our annual operating plan and budget for the fiscal year. The operating plan and budget set forth our internal goals and objectives for our growth and development and are expected to require substantial efforts by the entire Company to achieve. As a result, the likelihood of achieving the 2013 targets reflects the challenges inherent in achieving the goals and objectives in the operating plan and budget. The Compensation Committee considered the likelihood of achieving the target levels when approving the target amount, including historical achievement by our executive officers.

As a result of the different approach to be taken with respect to financial metrics and targets in fiscal 2013, which is an important transition year for our Company, the Compensation Committee decided that it would be best to present the new approach to the AIP to the Board for its review and approval. On April 23, 2013, the Board approved the financial metrics and targets for the fiscal 2013 AIP.

•	Long-term performance based plans

From fiscal 2008 through fiscal 2012, our long-term incentive based plan rewarded the achievement of meeting the current year objectives with the awards vesting over a three-year period once earned, ultimately benefiting our stockholders while developing and retaining a strong management team. On May 28, 2013, the 2008 Long-Term Incentive Plan (“LTIP”), as amended, was terminated and superseded by our 2013-2016 Long-Term Incentive Plan (“2013-2016 LTIP”). The 2013-2016 LTIP is designed for the specific purposes of retaining and rewarding the efforts required for the Company to transition to the DXL concept over the next three to four years.

LTIP for Fiscal 2012

Certain key members of senior management, which included both Key Executives and Senior Executives, were eligible to participate in the LTIP. Pursuant to the LTIP, the Compensation Committee could establish annually, targeted performance goals, as provided for under our 2006 Incentive Compensation Plan, as amended (the “2006 Plan”). If the Company achieved the targeted performance goals, each participant in the plan would be entitled to receive an award (depending on the target level achieved) of the participant’s “target cash value” which was defined as the participant’s actual annual base salary in effect at the commencement of a fiscal year multiplied by the long-term incentive program percentage in such participant’s employment agreement or otherwise on file with the Company (which is 100% for the Key Executives and 70% for the Senior Executives). For fiscal 2012, the targets were based on Adjusted EBITDA and operating margin percentage. For fiscal 2012, for a minimum threshold payout, the Company needed to achieve 90% of the financial targets in order for participants to receive an award of 50% of target cash value, and the Company needed to achieve 115% of the financial targets for the participants to receive a maximum award of 150% of target cash value. Awards were payable, based on the irrevocable election of each participant, which were made no later than six months prior to the end of each fiscal year, in either cash, stock options and/or restricted shares or any combination thereof, provided that that Compensation Committee, in its discretion, may require that all or any portion of a participant’s award be paid in shares of restricted stock and/or stock options, as opposed to cash.

Similar to the past two fiscal years, for fiscal 2012, the Compensation Committee required each participant to elect to receive at least 50% of any award in either shares of restricted stock or stock options, or any combination thereof. The awards would be granted by the Compensation Committee after the audited financial statements for the applicable fiscal year were available, which was expected to occur no later than 90 days after the close of the relevant fiscal year. Any awards granted under the plan would vest ratably over a three-year period commencing on the one year anniversary of the date of grant and were subject to forfeiture.

For fiscal 2012, the Adjusted EBITDA target was $38.0 million and the operating margin percent target was 5.3%. For fiscal 2012, participants were entitled to a payout of between 50% and 150% of target cash value if the Company achieved between 90% and 115% of its financial targets for fiscal 2012. In fiscal 2012, the Company achieved 77.0% of its Adjusted EBITDA target and 66.0% of its operating margin percent target; accordingly, no awards were granted in fiscal 2012.

2013-2016 Long-Term Incentive Plan (the “2013-2016 LTIP”)

As we disclosed at the end of the second quarter of fiscal 2012, we believe that by the end of fiscal 2016, the transition to the DXL concept should be complete at which time revenues are expected to exceed $600 million and operating margins are expected to be greater than 10%. The structure of the 2013-2016 LTIP was designed by the Compensation Committee working with Sibson Consulting. Its two primary goals are to help retain our management team during the transition while also tying the reward to the achievement of this long-term objective. Unlike the previous LTIP, the performance targets are not based solely on current year performance. In addition to working with Sibson Consulting, the Compensation Committee determined that, given that the Company is undergoing a several year strategic transformation of its business and the four year 2013-2016 LTIP is a significant departure from the current annual LTIP plan, it would present the design of the 2013-2016 LTIP to the Board for its review, which it did at the Board meeting held May 9, 2013. On May 28, 2013, the Compensation Committee approved the 2013-2016 LTIP.

On May 28, 2013, each participant was granted an unearned and unvested award equal to four times their annual salary multiplied by their long-term incentive program percentage, which is 100% for the Key Executives and 70% for the Senior Executives. This award amount is referred to as the “Projected Benefit Amount.” Each participant was granted 50% of the Projected Benefit Amount in shares of restricted stock, 25% in stock options with the remaining 25% in cash. The closing price of the Company’s common stock on May 28, 2013 was used to determine the number of shares of restricted stock and to determine the Black-Scholes value in calculating the number of stock options issued. Of the stock options granted, approximately 51% are subject to our shareholders approving an amendment to our 2006 Plan to increase the shares available for issuance under the plan by 1,250,000. If the amendment to increase the authorized shares under the 2006 Plan does not receive approval, the participants will instead receive the cash value of those options on the date of grant, which is equal to 12.75% of the Projected Benefit Amount.

Of the total Projected Benefit Amount, 50% is subject to time-based vesting and 50% is subject to performance-based vesting. The time-vested portion of the award (half of the shares of restricted stock, options and cash) will vest in three installments with 20% vesting at the end of fiscal 2014, 40% at the end of fiscal 2015 and the remaining 40% vesting at the end of fiscal 2016.

For the performance-based portion of the award to vest, the Company must achieve, during any rolling four fiscal quarter period that ends on or before the end of fiscal 2015, revenue of at least $550 million and an operating margin of not less than 8.0%. In the event that the Company achieves its target of $550 million in revenue with an operating margin not less than 8.0% during any rolling fiscal four quarters prior to the commencement of fiscal 2016, then the total Projected Benefit Amount vests in full.

If the targets for vesting of the performance-based portion of the award are not met by the end of fiscal 2015, then the performance-based target can still be met in fiscal 2016. In fiscal 2016, the Company must achieve revenue of at least $600 million and an operating margin of not less than 8.0% for participants to receive 100% vesting of the performance-based portion of the Projected Benefit Amount. If the Company does not meet the performance target at the end of fiscal 2016, but the Company is able to achieve revenue equal to or greater than $510 million at the end of fiscal 2016 and the operating margin is not less than 8.0%, then the participants will receive a pro-rata portion of the performance-based award based on minimum sales of $510 million (50% payout) and $600 million (100% payout).

Unlike the previous LTIP, the participants are not able to achieve greater than 100% of the Projected Benefit Amount. The Committee, working with Sibson Consulting, decided to construct the 2013-2016 LTIP such that any upside to be gained by participants for their efforts during this three-to-four year transition to Destination XL (DXL) should be aligned with shareholders and come only from any increase in the value of the equity granted to participants at May 28, 2013.

Assuming we achieve the performance target and 100% of the Projected Benefit Amount vests, without forfeiture, the total potential payout over this four year period will be approximately $21.8 million, of which $14.5 million would be paid to our Key Executives and Senior Executives. The compensation expense related to the time-vested portion of the award, or half of the $21.8 million, will be expensed in three tranches, based on the above vesting dates. The remaining compensation expense related to the performance-based portion of the award will not begin to be expensed until it becomes probable that the Company will be able to achieve the performance targets. We cannot predict if and how much of this award will be earned and/or vested.

Because of the long-term nature of the 2013-2016 LTIP, the plan includes provisions regarding the impact on unvested awards after fiscal 2013 of the termination of employment of a participant due to retirement, death, or disability of the participant, termination by the Company of a participant without justifiable cause (as defined in the plan) and termination by the participant for good reason (as defined in the plan) and termination in connection with a change in control of the Company The impact on unvested awards differs depending on the nature and timing of the termination, as described below.

Termination due to Retirement

Fiscal 2014-Fiscal 2016—The participant will be entitled to the pro-rata portion of their time-based award that would have vested at the end of the fiscal year in which the participant retired. The time-vested portion will immediately be paid out. With respect to the performance-based portion of the award, the participant will become vested in his/her pro-rata portion of the award as of the date of his termination of employment; however, the participant will not receive a payout of the award unless the Company subsequently meets its performance target, at which time, the participant will receive a payout based on the performance target achieved, if any, at the pro-rata vesting percentage at the time of retirement.

Termination due to Death or Disability of Participant

Fiscal 2014 – The participant will be entitled to the pro-rata portion of his/her time-based award. The time-vested portion will immediately be paid out. With respect to the performance-based portion of the award, the participant will become vested based on a pro-rata basis as of the date of termination and will immediately be paid out on that pro-rata basis. Such calculation will assume that the performance target will be achieved.

Fiscal 2015 – Fiscal 2016—The participant will be entitled to 100% of his/her time-based award. The time-vested portion will immediately be paid out. With respect to the performance-based portion of the award, the participant will become 100% vested and the award will be paid out only if, when and to the extent any performance target is achieved.

Termination by the Company without justifiable cause or by the participant for good reason

Fiscal 2014 – The participant will be entitled to the pro-rata portion of his/her time-based award. The time-vested portion will immediately be paid out. With respect to the performance-based portion of the award, the participant will become vested based on a pro-rata basis as of the date of termination and will immediately be paid out on that pro-rata basis. Such calculation will assume that the performance target will be achieved.

Fiscal 2015 – Fiscal 2016—The participant will be entitled to 100% of his/her time-based award. The time-vested portion will immediately be paid out. With respect to the performance-based portion of the award, the participant will become 100% vested and the award will be paid out only if, when and to the extent any performance target is achieved.

Termination in connection with a Change in Control

The 2013-2016 LTIP also includes a “double trigger” change in control provision that requires payment in the event of termination other than for cause or retirement 6 months before or within 18 months after a change in control in the Company. The Company believes that such “double trigger” represents good corporate governance practice. In the event of a change in control, if a participant is terminated within 6 months before or within 18 months after the change in control for any reason other than retirement or by the Company for cause, the unvested portion of the participant’s award will immediately vest and be paid out (as of the date of the change in control or the termination, whichever occurred last).

In the event that the “double trigger” change in control provision is triggered for a participant, the unvested portion of the participant’s award (both time-based and performance-based) will be valued as follows: cash is the amount of the vested cash (without interest); each vested share of restricted stock will be redeemed, based on a calculation set forth in the 2013-2016 LTIP; and each option that vests under these circumstances shall be immediately cancelled in exchange for cash payment as calculated pursuant to the 2013-3016 Plan.

The Compensation Committee believes that there is an approximate 50% probability of meeting the performance targets set forth in the plan. We believe that our performance targets are established at levels that are intended to be difficult but attainable. The target levels of the performance objectives are derived from our five-year operating plan and budget. The operating plan and budget set forth our internal goals and objectives for our growth and development and are expected to require substantial efforts by the entire Company to achieve. As a result, the likelihood of achieving the performance targets reflects the challenges inherent in achieving the goals and objectives in the operating plan and budget. The Compensation Committee considered the likelihood of achieving the target levels when approving the target amounts, including historical achievement by our executive officers.

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

With the adoption of the LTIP in 2008, the Compensation Committee has not made annual grants of stock options. Instead, the long-term component of compensation is directly tied to the achievement of our performance measures pursuant to our LTIP. No time-based equity awards were made in fiscal 2012 to LTIP participants, except Mr. Walker who was granted options to purchase 50,000 shares of the Company’s common stock when he was hired in May 2012.

•	Discretionary Cash and Equity Awards

On June 14, 2012, Mr. Walker received an option to purchase 50,000 shares of our common stock in connection with his hiring. The exercise price of this option was $3.12 per share, the closing price of our stock on June 14, 2012. The grant date fair value of the award was $70,000. The option vests over a four year period, with the first 1/3 of the grant becoming exercisable on the second anniversary of the date of grant and an additional 1/3 becoming exercisable on each of the third and fourth anniversaries of the date of grant thereafter.

With the accelerated timetable of opening our DXL stores and closing the existing Casual Male XL stores, as well as the successful performance of the DXL stores that had been opened to date, the Board of Directors, upon recommendation from the Compensation Committee and after discussions with Sibson Consulting, decided to recognize the efforts and results that the management team achieved during fiscal 2012. On January 31, 2013, the Board of Directors approved a discretionary cash bonus to all participants of the Company’s Annual Incentive Plan and the Company’s district managers (125 employees in total), which included the Key Executives and Senior Executives. The cash bonus was equal to the minimum payout of 50% that could have occurred under the 2012 Annual Incentive Plan had the financial metrics been met. The amount of the discretionary cash bonuses paid to the Named Executive Officers is set forth in the Discretionary and Incentive-Based Awards table below.

•	Other Compensation

In addition to our life insurance programs available to all of our employees, we also pay the insurance premiums for an additional $2.0 million life insurance policy for each Key Executive to the benefit of their designated beneficiary(ies). We also offer our senior executives supplemental Disability Insurance which is not offered to our other employees.

Our Named Executive Officers also receive benefits under certain group health, long-term disability and life insurance plans, which are generally available to all of our eligible employees.

After six months of service with us, senior executives are eligible to participate in the 401(k) Salaried Plan. For fiscal 2012, we matched 100% of the first 1% of deferred compensation and 50% of the next 5% (with a maximum contribution of 3.5% of eligible compensation). Benefits under these plans are not tied to corporate performance. In particular circumstances, we also utilize cash signing bonuses and stock awards when certain employees join the Company.

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

Under Section 162(m) of the Internal Revenue Code, certain executive compensation in excess of $1 million paid to a principal executive officer and the three most highly compensated executive officers (other than the principal executive officer) at the end of any fiscal year is limited and is not deductible for federal income tax purposes unless the compensation qualifies as “performance-based compensation.” The Compensation Committee’s policy with respect to Section 162(m) is to make a reasonable effort to cause compensation to be deductible by us while simultaneously providing our executive officers with appropriate rewards for their performance. The Company’s Long-Term Incentive Plan and Annual Incentive Plan are both subject to the terms and conditions of the Company’s stockholder-approved 2006 Incentive Compensation Plan, as amended.

COMPENSATION COMMITTEE REPORT

We, the Compensation Committee of the Company, have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on this review and discussion, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

The Compensation Committee

George T. Porter, Jr., Chairman

Jesse Choper

Ward K. Mooney

Summary Compensation Table. The following Summary Compensation Table sets forth certain information regarding compensation paid or accrued by us with respect to the President and Chief Executive Officer, the Chief Financial Officer/Chief Operating Officer, the Senior Vice President and General Counsel, the Senior Vice President, Store Sales and Operations and the Senior Vice President and Chief Marketing Officer (collectively, the “Named Executive Officers”) for fiscal 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($) (1) (2)		Option Awards ($) (1) (2)		Non-Equity Incentive Plan Compensation ($)(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
David A. Levin	2012	$811,200	$413,400	$—		$—		$—	$—	$32,075	$1,256,675
President and Chief Executive Officer	2011	$811,200	$—	$—		$—		$—	$—	$31,597	$842,797
	2010	$810,420	$—	$429,936	(4)	$361,469	(7)	$1,325,866	$—	$22,904	$2,950,595
Dennis R. Hernreich	2012	$621,920	$316,940	$—		$—		$—	$—	$32,633	$971,493
Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary	2011	$621,920	$—	$—		$—		$—	$—	$32,274	$654,194
	2010	$621,322	$—	$494,426	(4)	$—		$840,975	$—	$23,211	$1,979,934

Robert S. Molloy	2012	$325,000	$57,969	$—		$—		$—	$—	$20,499	$403,468
Senior Vice President and General Counsel	2011	$325,000	$—	$—		$—		$—	$—	$19,600	$344,600
	2010	$324,688	$—	$100,479	(4)	$20,096	(4)	$250,125	$—	$10,401	$705,789
Brian S. Reaves	2012	$275,000	$49,050	$—		$—		$—	$—	$20,373	$344,423
Senior Vice President, Store Sales and Operations (5)	2011	$275,000	$—	$—		$—		$—	$—	$19,486	$294,486
	2010	$188,269	$—	$113,086	(4),(5)	$28,724	(4)	$148,965	$—	$6,164	$485,208
Derrick Walker	2012	$178,750	$35,673	$—		$70,000	(6)	$—	$—	$121,793	$406,216
Senior Vice President and Chief Marketing Officer (6)	2011	$—	$—	$—		$—		$—	$—	$—	$—
	2010	$—	$—	$—		$—		$—	$—	$—	$—

(1)	The table “Discretionary and Incentive-Based Awards” below provides a detailed breakdown with respect to awards earned.

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

For Stock Awards and Option Awards, the amounts reflect the fair value, as of grant date, of both performance and non-performance awards computed in accordance with FASB ASC Topic 718. The fair value of each stock option award is estimated as of the date of grant using a Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note A to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

(2)	The amounts shown in the Stock Awards and Option Awards columns represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718, not the actual amounts paid to or realized by the Named Executive Officers during the applicable fiscal year. The FASB ASC Topic 718 fair value amount as of the grant date for stock awards and stock options generally is spread over the number of months of service required for the grant to vest. An explanation of the vesting of restricted stock awards and option awards, as well as the methodology for performance share payouts, is discussed in the footnotes to the Grants of Plan Based Awards for 2012 and Outstanding Equity Awards at 2012 Fiscal Year End tables below.
(3)	See table “All Other Compensation” below for a breakdown.
(4)

Included in the above table is the actual grant date fair value of performance equity awards (restricted stock and stock options) issued on March 16, 2011, in accordance with each executive’s irrevocable election, pursuant to the Company’s Long-Term Incentive Plan (“LTIP”) for fiscal 2010 performance for Messrs. Levin, Hernreich, Molloy and Reaves of $429,936, $494,426, $120,575 ($100,479 stock awards and $20,096 stock options) and $71,810 ($43,086 stock awards and $28,724 stock options), respectively. The Compensation Committee approved the targets of the 2010 LTIP on April 9, 2010 (the service inception date), at which point the fair value of the performance equity awards, based upon the probable outcome of the performance condition on that date, approximated $324,480, $373,152. $91,000 ($75,833 stock awards and $15,167 stock options) and $54,196 ($32,518 stock awards and $21,678 stock options) for Messrs. Levin, Hernreich, Molloy and Reaves, respectively, excluding the effect of estimated forfeitures. If the highest level of performance were to be assumed, the fair value of the performance equity awards on April 9, 2010 would be $608,400, $699,660, $170,825 ($142,354 stock awards and $28,471 stock options) and $101,618 ($60,971 stock awards and $40,647 stock options) for Messrs. Levin, Hernreich, Molloy and Reaves, respectively, excluding the effect of estimated forfeitures. Mr. Walker was not a participant in the LTIP for fiscal 2010 because he did not join the Company until May 29, 2012.
(5)	On June 15, 2010, the Board of Directors granted to Mr. Reaves 20,000 shares of restricted stock, with a grant date fair value of $70,000. The shares of restricted stock vest ratably over three years with the first one-third vesting on June 15, 2011.
(6)	On May 29 2012, Mr. Walker joined the Company and on June 14, 2012 the Compensation Committee granted to him stock options to purchase 50,000 shares of the Company’s common stock, with a grant date fair value of $70,000. The options vest over four years, in three equal tranches with the first one-third vesting on June 14, 2014, the second one-third vesting on June 14, 2015 and the remaining one-third vesting on June 14, 2016.
(7)	On March 31, 2010, the Board of Directors granted to Mr. Levin an option to purchase 347,566 shares of our common stock. The exercise price of this option is $4.55 per share and the closing price of our common stock on the date of grant was $3.86 per share. The option fully vested on May 6, 2011 and expired, unexercised, on May 6, 2012.

The table set forth below is a supplement to the Summary Compensation Table and provides a breakdown of discretionary and incentive-based awards earned by each Named Executive Officer.

Discretionary and Incentive-Based Awards

		Discretionary Awards			Long-Term Incentive Plan			Annual	Totals per Summary Compensation Table
					All Awards Subject to			Incentive
					Three Year Vesting (1)			Plan
Name	Year	Bonus-Cash (2)	Stock Awards	Option	Non-Equity	Stock	Option	Non-Equity		Stock	Option	Non-Equity Incentive Plan
				Awards	(Cash)	Awards	Awards	(Cash)	Bonus	Awards	Awards	Compensation
David A. Levin	2012	$413,400	—	—	—	—	—	—	$413,400	—	—	—
	2011	—	—	—	—	—	—	—	—	—	—	—
	2010	—	—	$361,469	$457,882	$429,936	—	$867,984	—	$429,936	$361,469	$1,325,866
Dennis R. Hernreich	2012	$316,940	—	—	$—	$—	$—	$—	$316,940	—	—	—
	2011	—	—	—	$—	$—	$—	$—	—	—	—	—
	2010	—	—	—	$175,521	$494,426	$—	$665,454	—	$494,426	$—	$840,975
Robert S. Molloy	2012	$57,969	—	—	$—	$—	$—	$—	$57,969	—	—	—
	2011	—	—	—	$—	$—	$—	$—	—	—	—	—
	2010	—	—	—	$128,412	$100,479	$20,096	$121,713	—	$100,479	$20,096	$250,125
Brian S. Reaves	2012	$49,050	—	—	—	—	—	—	$49,050	—	—	—
	2011	—	—	—	—	—	—	—	—	—	—	—
	2010	—	$70,000	—	$76,478	$43,086	$28,724	$72,487	—	$113,086	$28,724	$148,965
Derrick Walker	2012	$35,673	—	$70,000	—	—	—	—	$35,673	—	$70,000	—
	2011	—	—	—	—	—	—	—	—	—	—	—
	2010	—	—	—	—	—	—	—	—	—	—	—

(1)	The Company’s Long-Term Incentive Plan provides for dollar-based awards which, at the irrevocable election of the participant, can be awarded in cash, restricted stock, options or any combination thereof. For the past three fiscal years, the Compensation Committee required that each participant elect to receive at least 50% of any award in either shares of restricted stock or stock options, or a combination thereof.

No payments were made to our Named Executive Officers pursuant to our Long-Term Incentive Plan or Annual Incentive Plan for fiscal 2012 or fiscal 2011 because the performance targets were not achieved.

For fiscal 2010, Messrs. Levin and Hernreich irrevocably elected to receive 50% and 75%, respectively, of any award in shares of restricted stock with the remaining portion in cash. Mr. Molloy elected to receive 50% of any award in cash, 41.7% in shares of restricted stock and 8.3% in stock options. Mr. Reaves elected to receive 50% of any award in cash, 30.0% in shares of restricted stock and 20.0% in stock options. Although the service inception date for these awards occurred in fiscal 2010, no payouts occurred under fiscal 2011, when it was determined that the performance targets were achieved. All awards vest, based on the executive’s election, in three separate tranches, with the first tranche vesting on March 16, 2012.

(2)	On January 31, 2013, the Board of Directors approved a discretionary cash bonus in recognition of the efforts and progress that the management team made during fiscal 2012 towards the goal of transitioning to the DXL concept. See “Discretionary Cash and Equity Awards” above.

The table below sets forth the components of All Other Compensation listed above in the Summary Compensation Table.

All Other Compensation

Name	Year	Auto Allowance	401(k) Match (1)	Relocation Expenses	Life Insurance Premiums	Supplemental Disability Insurance	Total Other Compensation
David A. Levin	2012	$10,000	$8,750		$2,792	$10,533	$32,075
	2011	$10,000	$8,575	—	$2,645	$10,377	$31,597
	2010	$10,000	—	—	$2,527	$10,377	$22,904
Dennis R. Hernreich	2012	$10,000	$8,750		$2,070	$11,813	$32,633
	2011	$10,000	$8,575	—	$1,927	$11,772	$32,274
	2010	$10,000	—	—	$1,796	$11,415	$23,211
Robert S. Molloy	2012	$8,400	$8,750	—	—	$3,349	$20,499
	2011	$8,723	$8,575	—	—	$2,302	$19,600
	2010	$8,100	—	—	—	$2,301	$10,401
Brian S. Reaves	2012	$8,400	$8,750	—	—	$3,223	$20,373
	2011	$8,723	$8,575	—	—	$2,188	$19,486
	2010	$6,164	—	—	—	—	$6,164
Derrick Walker	2012	$5,137	$635	$114,838	—	$1,183	$121,793
	2011	—	—	—	—	—	—
	2010	—	—	—	—	—	—

(1)	In May 2009, in connection with its cost reduction initiatives, the Company ceased any further employer contributions to the 401(k) Plan, effective May 31, 2009. In November 2010, the Company decided to reinstate the “safe harbor” matching and vesting provision effective January 1, 2011.

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

Grants of Plan-Based Awards. The following table sets forth certain information with respect to plan-based awards granted to the Named Executive Officers in fiscal 2012.

2012 GRANTS OF PLAN-BASED AWARDS

		Approval Date (Service	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
	Grant Date	Inception Date)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Units (#)	Options (#)	Awards ($ / Sh)	Option Awards(4)
David A. Levin
-Annual Incentive Plan (2)		3/6/2012	$405,600	$811,200	$1,216,800	—	—	—	—	—	—	—
-LTIP (3)		3/6/2012	$101,400	$202,800	$304,200	$304,200	$608,400	$912,600	—	—	—	—
Dennis R. Hernreich
-Annual Incentive Plan (2)		3/6/2012	$310,960	$621,920	$932,880	—	—	—	—	—	—	—
-LTIP (3)		3/6/2012	$77,740	$155,480	$233,220	$233,220	$466,440	$699,660	—	—	—	—
Robert S. Molloy
-Annual Incentive Plan (2)		3/6/2012	$56,875	$113,750	$170,625	—	—	—	—	—	—	—
-LTIP (3)		3/6/2012	$56,875	$113,750	$170,625	$56,875	$113,750	$170,625	—	—	—	—
Brian S. Reaves
-Annual Incentive Plan (2)		3/6/2012	$48,125	$96,250	$144,375	—	—	—
-LTIP (3)		3/6/2012	$48,125	$96,250	$144,375	$48,125	$96,250	$144,375	—	—	—	—
Derrick Walker
-Annual Incentive Plan (2)		3/6/2012	$31,281	$62,563	$93,844	—	—	—	—	—	—	—
-LTIP (3)		3/6/2012	$31,281	$62,563	$93,844	$31,281	$82,563	$93,844	—	—	—	—
-Discretionary Stock Award (4)	6/14/2012								—	50,000		$70,000

(1)	The LTIP is denominated in dollars, but at the irrevocable election of each participant, the award may be granted in cash, restricted stock, options or any combination thereof. For fiscal 2012, the Compensation Committee required that all participants, through their irrevocable elections, elect to receive at least 50% of any award in equity, through either shares of restricted stock and/or stock options. Accordingly, the estimated possible payout of equity awards under the LTIP is based on potential dollar value of the award pursuant to each Named Executive Officer’s irrevocable election. The actual number of shares/options is determined on the grant date of the award based on the closing price of our common stock on that date. See footnote 3 for additional discussion.

(2)	On March 6, 2012, the Compensation Committee approved the annual targets pursuant to our Annual Incentive Plan for fiscal 2012. The threshold, target and maximum payouts for each executive was estimated based on achieving 50%, 100% and 150% of the payout targets set by the Compensation Committee. The performance targets for fiscal 2012 were not achieved and, accordingly, no awards were granted.
(3)	On March 6, 2012, the Compensation Committee approved the annual targets pursuant to our LTIP for fiscal 2012. Payments under the LTIP are based on each participant’s irrevocable election which permits their respective awards to be payable in cash, restricted stock, options or a combination thereof. Messrs. Levin and Hernreich each elected to receive 75% of any award in shares of restricted stock with the remaining 25% in cash. Mr. Molloy and Mr. Walker elected to receive 50% of any award in shares of restricted stock with the remaining 50% in cash. Mr. Reaves elected to receive 42% of any award in shares of restricted stock, 8% in stock options and the remaining 50% in cash. The estimated threshold, target and maximum payouts for each Named Executive Officer above was estimated based on those elections and on achieving 50%, 100% and 150% of the payout targets set by the Compensation Committee. The performance targets for fiscal 2012 were not achieved and, accordingly, no awards were granted.
(4)	On June 14, 2012, the Compensation Committee granted to Mr. Walker options to purchase 50,000 shares of the Company’s common stock. The options vest over four years, in three equal installments, with one-third vesting on June 14, 2014, June 14, 2015 and June 14, 2016.

Outstanding Equity Awards at Fiscal Year-End. The following table sets forth certain information with respect to outstanding equity awards held by the Named Executive Officers at the end of fiscal 2012.

2012 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable		Unexercisable		Options (#)	Price ($)	Date	(#)		($)(1)	(#)	($)
David A. Levin	75,000					$5.01	7/1/2013
	75,000					$6.24	5/24/2014
								68,406	(2)	$314,668
								50,811	(3)	$233,731
Dennis R. Hernreich	27,520					$5.01	7/1/2013
	21,988					$6.24	5/24/2014
								78,667	(2)	$361,868
								77,911	(3)	$358,391
Robert S. Molloy	10,000					$4.13	2/8/2018
	20,606					$3.19	3/19/2020
	13,955	(2)				$4.19	3/16/2021
								19,184	(2)	$80,333
								7,125	(3)	$22,334
Brian S. Reaves	6,649	(2)	10,534	(2)		$4.19	3/16/2021
								6,667	(4)	$30,668
								6,855	(2)	$31,533
Derrick Walker			50,000	(5)		$3.12	6/14/2022

(1)	The value of shares was calculated using the closing price of our common stock of $4.60 on February 2, 2013.

(2)	These equity awards represent awards granted on March 16, 2011 in connection with the payout under our LTIP for fiscal 2010 and were in accordance with each executive’s irrevocable election. These irrevocable elections required that at least 50% of any award granted be in the form of equity. Each award vests in three tranches with the first tranche vesting on March 16, 2012. The vesting date of each equity award is dependent on which tranche the executive elected to receive an equity award. The following tables show the respective vesting date of each executives’ restricted stock awards and stock option awards:

Vesting Schedule of remaining unvested restricted stock awards:

Name	Vesting on:	March 16, 2013	March 13, 2014	Total Restricted Shares
Levin		34,203	34,203	68,406
Hernreich		39,333	39,334	78,667
Molloy		9,592	9,592	19,184
Reaves		3,427	3,428	6,855

Vesting Schedule of remaining unvested stock option awards:

Name	Vesting on:	March 16, 2013	March 13, 2014	Total Stock Options
Reaves		5,599	4,935	10,534

(3)	These restricted stock awards represent awards granted on March 19, 2010 in connection with the payout under our LTIP for fiscal 2009 and were in accordance with each executive’s irrevocable election. Each award vests in three tranches with the first tranche vesting on the first anniversary of the grant date. The vesting date of each equity award is dependent on which tranche the executive elected to receive an equity award. These remaining restricted stock awards vest on March 19, 2013.
(4)	These shares of restricted stock were granted on June 15, 2010. The remaining shares vest on June 15, 2013.
(5)	These options to purchase 50,000 shares of common stock were granted on June 14, 2012 and will vest over four years in three equal installments, with the first one third vesting on June 14, 2014.

Option Exercises and Stock Vested Table. The following table sets forth information for the Named Executive Officers with respect to the exercise of option awards and the vesting of stock awards during fiscal 2012.

2012 OPTION EXERCISES AND STOCK VESTED

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
David A. Levin	—	—	135,827	$456,056
Dennis R. Hernreich	—	—	78,289	264,239
Robert S. Molloy	—	—	31,921	$83,198
Brian S. Reaves	—	—	16,761	$53,288
Derrick Walker	—	—	—	—

(1)	Represents the difference between the exercise price and fair market value of the common stock on the date of exercise.

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

401(k) Plans

We have two defined contribution plans, the Company’s 401(k) Salaried Savings Plan and the Company’s 401(k) Hourly Savings Plan (the “401(k) Plans”). The 401(k) Plans cover all eligible employees who are at least 21 years of age and have completed the required months of service, which is six months for the 401(k) Salaried Savings Plan and 1000 hours and twelve months for the 401(k) Hourly Savings Plan. Effective January 1, 2008, we adopted the safe harbor matching and vesting provisions permitted under the Pension Protection Act of 2006 for its 401(k) Plans. Accordingly, beginning in fiscal 2008, we matched 100% of the first 1% of deferred compensation and 50% of the next 5% (with a maximum contribution of 3.5% of eligible compensation).

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

In January 2010, the Company established a Non-Employee Director Stock Purchase Plan to provide a convenient method for its non-employee directors to acquire shares of the Company’s common stock at fair market value by voluntarily electing to receive shares of common stock in lieu of cash for service as a director. The substance of this plan is now encompassed within the Casual Male Retail Group, Inc. Amended and Restated Non-Employee Director

Compensation Plan (the “Non-Employee Director Compensation Plan”). There are 500,000 shares authorized for issuance under this plan for the sole purpose of satisfying elections to receive shares of common stock in lieu of cash for service as a director, of which 440,263 shares remain available for future issuances at February 2, 2013. The Non-Employee Director Compensation Plan is a stand-alone plan and is not a sub-plan under the 2006 Plan. Accordingly, shares issued under this plan do not reduce the shares available for issuance under the 2006 Plan.

In fiscal 2008, the Compensation Committee retained Sibson Consulting to review the compensation of directors at our peer companies. The following peer companies were used for this review:

• Bebe	• Citi Trends
• The Buckle	• Mothers Work
• Cache	• Hibbett
• Cato Group	• Hot Topic
• Charlotte Russe	• JoS A. Bank
• Christopher & Banks	• The Wet Seal

As mentioned above, the Compensation Committee has the authority to retain compensation consultants and other outside advisors, without Board or management approval, to assist it in carrying out its duties, including the evaluation of compensation for our non-employee directors. The Compensation Committee may accept, reject or modify any recommendations by compensation consultants or other outside advisors. The purpose of the original study conducted by Sibson Consulting in fiscal 2008 was to assist the Compensation Committee in its goal of maintaining an appropriate level of compensation for our non-employee directors.

With respect to the compensation of our non-employee directors, the Compensation Committee’s goal is to maintain a level of compensation paid to our non-employee directors that is in the median of the companies within our peer group as well as similarly-sized companies. Pursuant to the Non-Employee Director Compensation Plan, non-employee directors receive an annual retainer of $20,000 which is paid in quarterly installments of $5,000. Each director receives $1,500 for participation in each meeting of the Board and its committees and $750 for participation in each telephonic meeting. In addition, the Chairmen of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee receive an annual payment of $10,000, $5,000 and $5,000, respectively, which is paid quarterly. Upon each non-employee director’s re-election to the Board, each director will receive $82,250. Upon the initial election to the Board, a non-employee director will receive a stock option grant of 15,000 shares under the 2006 Plan. We believe that our Non-Employee Director Compensation Plan will support our ongoing efforts to attract and retain exceptional directors to provide strategic guidance to our Company. We believe that the total compensation that our non-employee directors receive is in line with our peer group.

Director Compensation Table

The following table sets forth the compensation paid to our non-employee directors during fiscal 2012. David A. Levin is not included in the following table as he is a Named Executives Officer and, accordingly, received no compensation for his services as a director. The compensation received by Mr. Levin as an employee of our Company is shown above in the “Summary Compensation Table.”

2012 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)(2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Seymour Holtzman, Chairman (3)	$—	—	—	—	—	$575,000	(3)	$575,000
Alan S. Bernikow	$124,750	—	—	—	—	—		$124,750
Jesse Choper	$151,000	—	—	—	—	—		$151,000
John E. Kyees	$118,000	—		—	—	—		$118,000
Ward K. Mooney	$118,000	—	—	—	—	—		$118,000
George T. Porter, Jr.	$123,000	—	—	—	—	—		$123,000
Mitchell S. Presser	$121,000	—	—	—	—	—		$121,000
Ivy Ross	$1,500		$25,500	—	—	—		$27,000

(1)	All non-employee directors, with the exception of Mr. Presser, elected to receive all fees paid during fiscal 2012 in cash. Mr. Presser elected to receive all fees paid during fiscal 2012 in unrestricted shares of our common stock. The number of shares issued as payment for an earned director fee is determined by taking the director fee earned and dividing by the closing price of our common stock on the grant date. For quarterly retainer fees, the grant date is the first business day of each respective quarter. For meetings, the grant date is the last business day of the month in which the meeting occurred and for a director’s re-election to the board, the grant date is the last business day of the month in which such re-election occurs. In addition to compensation received for board meetings and committee meetings, Mr. Choper also received a cash payment of $15,000 for serving as Chairman of both the Audit Committee and the Nominating and Corporate Governance Committee. Mr. Porter also received a cash payment of $5,000 for serving as Chairman of the Compensation Committee. Mr. Holtzman did not receive any payment for director meetings.
(2)	Ms. Ross was appointed a director of the Company on January 31, 2013 and, accordingly, received a stock option grant to purchase 15,000 shares of Company stock. The amount in the Option Award column reflects the aggregate grant date fair value of this stock options award computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The fair value of this stock options award is estimated as of the date of grant using a Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note A to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013. There were no other Stock Awards or Options Awards to any of the directors for fiscal 2012. Each director had the following number of stock options outstanding at February 2, 2013: Mr. Holtzman: 760,000; Mr. Bernikow: 70,000; Mr. Choper: 55,000; Mr. Kyees: 32,390; Mr. Mooney: 25,000; Mr. Porter: 40,000; Mr. Presser: 25,000 and Ms. Ross: 15,000.
(3)	During fiscal 2012, Mr. Holtzman received compensation from us both directly (as an employee of our Company) and indirectly (as a consultant pursuant to a consulting agreement we have with Jewelcor Management Inc. (“JMI”)). Mr. Holtzman is the president and chief executive officer and, together with his wife, indirectly, the majority shareholder of JMI. There were no services performed on behalf of the Company by JMI, other than those performed by Mr. Holtzman. See below for our discussion of the compensation paid to Mr. Holtzman under “Chairman Compensation.” All Other Compensation for Mr. Holtzman includes annual compensation paid to Mr. Holtzman of $551,000 pursuant to a consulting agreement with the Company and salary of $24,000.

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

Pursuant to the consulting agreement, which was most recently amended in April 2011, Mr. Holtzman receives, in aggregate, annual consulting compensation of $551,000, payable in cash. In addition, Mr. Holtzman receives employment compensation of $24,000, payable in cash. If we engage Mr. Holtzman’s services to assist us in a specific and significant corporate transaction or event, the Compensation Committee, at its discretion, has the right to grant Mr. Holtzman a bonus for his additional services. No such bonus was granted during fiscal 2012.

Section 6.2(A) of our By-Laws state that the Chairman of the Board is to preside at all meetings of the Board of Directors and stockholders of the Corporation, generally supervise the affairs of the Corporation and see that all orders and resolutions of the Board of Directors are carried into effect, and, together with the President, have general supervision and direction of the other officers, employees and agents of the Corporation, subject to the control of the Board of Directors. The By-Laws further state that the Chairman has responsibility for supervision of the Corporation’s investor relations, financial and legal affairs, and shall have such other powers and perform such other duties and functions as may from time to time be assigned by the Board of Directors.

Compensation Committee Interlocks and Insider Participation

For fiscal 2012, the members of the Compensation Committee were Messrs. Choper, Mooney and Porter. Persons serving on the Compensation Committee had no relationships with our Company in fiscal 2012 other than their relationship to us as directors entitled to the receipt of standard compensation as directors and members of certain committees of the Board and their relationship to us as beneficial owners of shares of our common stock and options exercisable for shares of common stock. No person serving on the Compensation Committee or on the Board of Directors is an executive officer of another entity for which an executive officer of ours serves on such entity’s board of directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to persons known to us to be the beneficial owners of more than five percent of the issued and outstanding shares of our common stock as of May 10, 2013. We were informed that, except as indicated, each person has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)
RBC Global Asset Management (U.S.) Inc.	5,112,669	(2)	10.52%
100 South Fifth Street
Suite 2300
Minneapolis, Minnesota 55402
Seymour Holtzman	5,035,658	(3)	10.24%
100 N. Wilkes Barre Blvd.
Wilkes Barre, Pennsylvania 18702

Glenhill Advisors, LLC	4,470,718	(4)	9.20%
Glenn J. Krevlin
Glenhill Capital Advisors, LLC
Glenhill Capital Management, LLC
Glenhill Capital Overseas Master Fund, LP
600 Fifth Avenue, 11th Floor
New York, New York 10020
Red Mountain Capital Partners LLC	3,558,324	(5)	7.32%
10100 Santa Monica Boulevard, Suite 925
Los Angeles, California 90067
Coliseum Capital Management, LLC	2,853,786	(6)	5.88%
Metro Center
1 Station Place, 7th Floor South
Stamford, Connecticut 06902
BlackRock, Inc.	2,506,882	(7)	5.16%
40 East 52nd Street
New York, New York 10022

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options and warrants held by that person that are currently exercisable, or that become exercisable within 60 days, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 48,613,561 shares of our common stock outstanding as of May 10, 2013, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d-3(d)(1) under the Exchange Act.
(2)	Based on Amendment No. 4 to Schedule 13G, dated December 31, 2012, stating that RBC Global Asset Management (U.S.) Inc. was the beneficial owner of the number of shares of common stock set forth opposite its name in the table.
(3)	Represents 4,475,658 outstanding shares of common stock and 560,000 shares subject to options exercisable within 60 days.
(4)	Based on Amendment No. 5 to Schedule 13G, dated December 31, 2012, stating that Glenhill Advisors, LLC, Glenn J. Krevlin, Glenhill Capital Advisors, LLC, Glenhill Capital Management, LLC and Glenhill Capital Overseas Master Fund, LP were the beneficial owners of the number of shares of common stock set forth opposite their names in the table (except that Glenhill Capital Overseas Master Fund, LP indicates beneficial ownership of only 2,964,177 shares). Glenn J. Krevlin is the managing member and control person of Glenhill Advisors, LLC and is the sole shareholder of Krevlin Management, Inc. Krevlin Management, Inc. is the managing member of Glenhill Capital Advisors, LLC which is the investment manager of Glenhill Capital Overseas Master Fund, LP and Glenhill Concentrated Long Master Fund LLC, each a security holder of the Company. Glenhill Advisors, LLC is the managing member of Glenhill Capital Management LLC. Glenhill Capital Management, LLC is the managing member of Glenhill Concentrated Long Master Fund, LLC and sole shareholder of Glenhill Capital Overseas GP, Ltd, which is the general partner of Glenhill Capital Overseas Master Fund, LP.
(5)

Based on Schedule 13D, dated March 15, 2013, stating that Red Mountain Capital Partners LLC, a Delaware limited liability company (“RMCP LLC”), Red Mountain Partners, L.P., a Delaware limited partnership (“RMP”), RMCP GP LLC, a Delaware limited liability company (“RMCP GP”), Red Mountain Capital Management, Inc., a Delaware corporation (“RMCM”), and Willem Mesdag, a natural person and citizen of the United States of America were the beneficial owners of the number of shares of common stock set forth opposite their names in the table. RMP has the sole power to vote or direct the vote, and the sole power to disclose or direct the disposition of these shares. RMCP GP, RMCP LLC, RMCM and Mr. Mesdag may be deemed to control RMP and may be deemed to beneficially own, and to have the power to vote or direct the vote, or dispose or direct the disposition of the these shares beneficially owned by RMP.
(6)	Based on Amendment No. 1 to Schedule 13G, dated as of December 31, 2012, stating that Coliseum Capital Management, LLC was the beneficial owner of the number of shares of common stock set forth opposite its name in the table.
(7)	Based on Amendment No. 1 to Schedule 13G, dated as of December 31, 2012, stating that BlackRock, Inc. was the beneficial owner of the number of shares of common stock set forth opposite its name in the table.

Security Ownership of Management

The following table sets forth certain information as of May 10, 2013, with respect to our directors, our Named Executive Officers (as defined above under “Executive Compensation”) and our directors and executive officers as a group. Except as indicated, each person has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Title	Number of Shares Beneficially Owned		Percent of Class (1)
Seymour Holtzman	5,035,658	(2)	10.24%
Chairman of the Board and Director
David A. Levin	1,166,567	(3)	2.39%
Chief Executive Officer, President and Director
Dennis R. Hernreich	507,060	(4)	1.04%
Chief Financial Officer, Executive Vice President,
Chief Operating Officer, Treasurer and Secretary
Robert S. Molloy	108,091	(5)	*
Senior Vice President and General Counsel
Brian S. Reaves	33,066	(6)	*
Senior Vice President, Store Sales and Operations
Derrick Walker
Senior Vice President, Chief Marketing Officer	—		—
Alan S. Bernikow, Director	92,629	(7)	*
Jesse Choper, Director	134,216	(8)	*
John E. Kyees, Director	29,463	(9)	*
Ward K. Mooney, Director	43,445	(10)	*
George T. Porter, Jr., Director	130,116	(11)	*
Mitchell S. Presser, Director	133,940	(10)	*
Ivy Ross, Director	5,000	(12)	*
Directors and executive officers as a group (22 persons)	7,854,217	(13)	15.77%

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options and warrants held by that person that are currently exercisable, or that become exercisable within 60 days, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 48,613,561 shares of our common stock outstanding as of May 10, 2013, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d-3(d)(1) under the Exchange Act.
(2)	Mr. Holtzman may be deemed to have shared voting and investment power over 5,035,658 shares of common stock, which includes 560,000 shares subject to stock options exercisable within 60 days.
(3)	Includes 150,000 shares subject to stock options exercisable within 60 days, 34,203 shares of unvested restricted stock and 3,539 shares held pursuant to his 401(k) Plan account.
(4)	Includes 49,508 shares subject to stock options exercisable within 60 days, 39,334 shares of unvested restricted stock and 14,409 shares held pursuant to his 401(k) Plan account.
(5)	Includes 44,561 shares subject to stock options exercisable within 60 days, 9,592 shares of unvested restricted stock and 3,900 shares held pursuant to his 401(k) Plan account.
(6)	Includes 12,248 shares subject to stock options exercisable within 60 days, 10,095 shares of unvested restricted stock and 2,102 shares held pursuant to his 401(k) Plan account.
(7)	Includes 70,000 shares subject to stock options exercisable within 60 days.
(8)	Includes 55,000 shares subject to stock options exercisable within 60 days.
(9)	Includes 29,254 shares subject to stock options exercisable within 60 days.
(10)	Includes 25,000 shares subject to stock options exercisable within 60 days.
(11)	Includes 40,000 shares subject to stock options exercisable within 60 days.
(12)	Includes 5,000 shares subject to stock options exercisable within 60 days.
(13)	Includes 1,188,824 shares subject to stock options exercisable within 60 days, 155,597 of unvested shares of restricted stock and 30,985 shares held pursuant to respective 401(k) Plan accounts.

EQUITY COMPENSATION PLAN INFORMATION

The following is a summary of information with respect to our equity compensation plans as of February 2, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,706,189	$5.90	3,908,027	(3)
Equity compensation plans not approved by security holders (2)	—	—	440,263

Total	1,706,187	$5.90	4,348,290	(3)

(1)	During fiscal 2012, we had one stockholder-approved equity compensation plan, our 2006 Incentive Compensation Plan (as amended, the “2006 Plan”). Pursuant to the 2006 Plan, at February 2, 2013, we had a total of 5,750,000 shares authorized for issuance, of which 3,908,027 shares remained available for future issuances. At February 2, 2013, we had 376,374 options outstanding. We also had 1,329,815 options still outstanding as part of our 1992 Stock Incentive Plan (the “1992 Plan”). No further grants can be made under the 1992 Plan.

(2)	Pursuant to our Amended and Restated Non-Employee Director Compensation Plan, we have 500,000 shares authorized for stock issuances in lieu of cash director fees, of which 440,263 shares remained available at February 2, 2013.
(3)	Our 2006 Plan includes a limitation of 3,750,000 shares that may be issued in the form of restricted stock, deferred stock, performance awards or other stock-based awards. At February 2, 2013, 2,309,401 shares remained subject to this limitation.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Seymour Holtzman/Jewelcor Management, Inc.

During fiscal 2012, Seymour Holtzman, our Chairman of the Board of Directors, was compensated by us both directly (as an employee of our Company) and indirectly (as the president and chief executive officer and, together with his wife, indirectly, the majority shareholder of Jewelcor Management Inc. (“JMI”)). A complete summary of all compensation and consulting fees paid to Mr. Holtzman is described above under Item 11, “Executive Compensation – 2012 Director Compensation Table” and “Chairman Compensation.”

Review, Approval or Ratification of Transactions with Related Persons

Through JMI, Mr. Holtzman receives consulting compensation from the Company pursuant to a consulting agreement originally entered into with JMI in October 1999 and most recently amended April 2011. Due to Mr. Holtzman’s role as our Chairman of the Board of Directors and the relevance of the services he provides on a consulting basis, our Compensation Committee has had the primary responsibility for reviewing and approving all amendments to the consulting agreement since March 2000. Our Audit Committee Charter, which was subsequently adopted in June 2003, provides that our Audit Committee shall review all related party transactions on an ongoing basis and all such transactions must be approved by the Audit Committee, to the extent required by the Sarbanes-Oxley Act of 2002, the Securities Exchange Commission and Nasdaq. Because Nasdaq provides that such oversight can be conducted by either a company’s audit committee or another independent body of the board of directors, the Audit Committee determined that due to the nature of the consulting agreement with JMI the review and approval of all transactions pursuant to this arrangement should continue to be the primary responsibility of the Compensation Committee. Over the years, the Compensation Committee, at its discretion, has at times taken its recommendations, as they relate to the JMI consulting agreement, to the Board of Directors for ratification (without participation from Seymour Holtzman). For all other related party transactions, the review and approval of such transactions is the responsibility of our Audit Committee.

Director Independence

Our Board of Directors is currently comprised of nine members. A majority of the members of the Board are “independent” under the rules of Nasdaq. The Board has determined that the following directors are independent: Messrs. Bernikow, Choper, Kyees, Mooney, Porter, Presser and Ross.

Item 14.	Principal Accounting Fees and Services

The Audit Committee engaged Ernst & Young LLP to serve as our independent registered public accounting firm during the fiscal year ended February 2, 2013.

Audit Fees

Ernst & Young LLP billed us an aggregate of $585,681 and $504,013 in fees for fiscal 2012 and 2011, respectively, for professional services rendered in connection with the audits of our financial statements for the fiscal years ended February 2, 2013 and January 28, 2012 included in our Annual Reports on Form 10-K, for services performed related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q and for services performed in connection with our response to a comment letter received from the SEC in fiscal 2012.

Audit—Related Fees

No audit-related fees were billed for fiscal 2012. Ernst & Young billed us $208,900 for audit-related fees for fiscal 2011, which included $25,000 for risk management.

Tax Fees

No fees were billed by Ernst & Young for fiscal 2012 and 2011 for tax services.

All Other Fees

For fiscal 2012 and 2011, Ernst & Young billed us $1,995 and $1,970, respectively, for fees related to an online accounting research tool.

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

(a)(3) Exhibits

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

CASUAL MALE RETAIL GROUP, INC.

June 3, 2013	By:	/s/ David A. Levin
David A. Levin
President and Chief Executive Officer

	By:	/s/ Dennis R. Hernreich
Dennis R. Hernreich
Executive Vice President and
Chief Financial Officer