Form 10-Q
period 2013-08-03
DESTINATION XL GROUP, INC.
filed 2013-08-23
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 3, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of August 3, 2013 was 50,932,799.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	August 3, 2013	February 2, 2013
	(Fiscal 2013)	(Fiscal 2012)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,146	$8,162
Accounts receivable	6,652	5,007
Inventories	107,859	104,211
Deferred income taxes	6,066	6,625
Prepaid expenses and other current assets	8,715	9,081

Total current assets	134,438	133,086
Property and equipment, net of accumulated depreciation and amortization	83,817	65,942
Other assets:
Intangible assets	5,191	6,256
Deferred income taxes	39,427	38,688
Other assets	2,394	1,973

Total assets	$265,267	$245,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of deferred gain on sale-leaseback	$1,465	$1,465
Accounts payable	26,756	25,464
Accrued expenses and other current liabilities	26,037	23,655
Borrowings under credit facility	12,336	—

Total current liabilities	66,594	50,584

Long-term liabilities:
Deferred rent and lease incentives	15,275	11,562
Deferred gain on sale-leaseback, net of current portion	16,852	17,585
Other long-term liabilities	4,816	5,002

Total long-term liabilities	36,943	34,149

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 61,810,238 and 59,477,008 shares issued at August 3, 2013 and February 2, 2013, respectively	618	595
Additional paid-in capital	295,027	293,977
Treasury stock at cost, 10,877,439 shares at August 3, 2013 and February 2, 2013	(87,977)	(87,977)
Accumulated deficit	(40,398)	(39,822)
Accumulated other comprehensive loss	(5,540)	(5,561)

Total stockholders’ equity	161,730	161,212

Total liabilities and stockholders’ equity	$265,267	$245,945

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

Unaudited

	For the three months ended		For the six months ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(Fiscal 2013)	(Fiscal 2012)	(Fiscal 2013)	(Fiscal 2012)
Sales	$97,648	$100,504	$191,242	$196,043
Cost of goods sold including occupancy costs	52,155	53,867	101,266	103,803

Gross profit	45,493	46,637	89,976	92,240
Expenses:
Selling, general and administrative	43,321	37,626	81,653	75,385
Depreciation and amortization	4,513	3,744	8,683	7,434

Total expenses	47,834	41,370	90,336	82,819

Operating income (loss)	(2,341)	5,267	(360)	9,421
Interest expense, net	(241)	(122)	(419)	(287)

Income (loss) from continuing operations before provision (benefit) for income taxes	(2,582)	5,145	(779)	9,134
Provision (benefit) for income taxes	(995)	2,151	(203)	3,690

Income (loss) from continuing operations	(1,587)	2,994	(576)	5,444
Loss from discontinued operations, net of taxes	—	(1,756)	—	(1,937)

Net income (loss)	$(1,587)	$ 1,238	$ (576)	$ 3,507

Net income (loss) per share - basic:
Income (loss) from continuing operations	($ 0.03)	$ 0.06	($ 0.01)	$ 0.11
Loss from discontinued operations	$ 0.00	($ 0.03)	$ 0.00	($ 0.04)
Net income (loss) per share -basic	($ 0.03)	$ 0.03	($ 0.01)	$ 0.07
Net income (loss) per share - diluted:
Income (loss) from continuing operations	($ 0.03)	$ 0.06	($ 0.01)	$ 0.11
Loss from discontinued operations	$ 0.00	($ 0.03)	$ 0.00	($ 0.04)
Net income (loss) per share- diluted	($ 0.03)	$ 0.03	($ 0.01)	$ 0.07
Weighted-average number of common shares outstanding:
Basic	48,479	47,944	48,385	47,804
Diluted	48,479	48,282	48,385	48,242

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(Fiscal 2013)	(Fiscal 2012)	(Fiscal 2013)	(Fiscal 2012)
Net income (loss)	$(1,587)	$1,238	$(576)	$3,507
Other comprehensive income (loss) before taxes:
Foreign currency translation	(117)	(179)	(207)	(36)
Pension plan	163	158	319	315

Other comprehensive income before taxes	46	(21)	112	279
Tax provision related to items of other comprehensive loss	(51)	(19)	(91)	(122)

Other comprehensive income, net of tax	(5)	(40)	21	157

Comprehensive income (loss)	$(1,592)	$1,198	$(555)	$3,664

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended August 3, 2013

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at February 2, 2013	59,477	$595	$293,977	(10,877)	$(87,977)	$(39,822)	$(5,561)	$161,212

Exercises under option program	96	1	354					355
Issuance of restricted stock	2,229	22	(22)					—
Stock compensation expense			681					681
Board of Directors compensation	8	—	37					37
Accumulated other comprehensive income (loss):
Unrecognized loss associated with Pension Plan, net of taxes of $126							193	193
Foreign currency, net of taxes of $(35)							(172)	(172)
Net loss						(576)		(576)

Balance at August 3, 2013	61,810	$618	$295,027	(10,877)	$(87,977)	$(40,398)	$(5,540)	$161,730

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 3, 2013	July 28, 2012
	(Fiscal 2013)	(Fiscal 2012)
Cash flows from operating activities:
Net income (loss)	$(576)	$3,507
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred gain on sale leaseback	(733)	(733)
Depreciation and amortization	8,683	7,434
Deferred taxes, net of valuation allowance	(180)	3,452
Stock compensation expense	681	543
Board of Directors stock compensation	37	21
Changes in operating assets and liabilities :
Accounts receivable	(1,645)	165
Inventories	(3,648)	559
Prepaid expenses and other current assets	366	(982)
Intangibles and other assets	(46)	26
Accounts payable	1,292	(2,016)
Deferred rent and lease incentives	3,713	724
Accrued expenses and other liabilities	(2,214)	(1,878)

Net cash provided by operating activities	5,730	10,822

Cash flows from investing activities:
Additions to property and equipment, net	(21,087)	(11,540)
Proceeds from sale of businesses	—	135

Net cash used for investing activities	(21,087)	(11,405)

Cash flows from financing activities:
Proceeds from the issuance of common stock under option programs	355	—
Costs associated with amendment to credit facility	(350)	—
Borrowings under credit facility, net	12,336	—

Net cash provided by financing activities	12,341	—

Net decrease in cash and cash equivalents	(3,016)	(583)
Cash and cash equivalents:
Beginning of period	8,162	10,353

End of period	$5,146	$9,770

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

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

Reclassification

The Company has reclassified the long-term portion of its deferred rent and lease incentives from “Accrued Expenses and Other Current Liabilities” into “Deferred Rent and Lease Incentives” on the consolidated balance sheets.

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

Other Intangibles

At August 3, 2013, the “Casual Male” trademark has a carrying value of $3.2 million and is considered a definite-lived asset. The Company is amortizing the remaining carrying value of $3.2 million on an accelerated basis, consistent with projected cash flows through fiscal 2018, its estimated remaining useful life.

The Company’s “Rochester” trademark is considered an indefinite-lived intangible asset and has a carrying value of $1.5 million. During the first six months of fiscal 2013, no event or circumstance occurred which would cause a reduction in the fair value of the Company’s reporting units, requiring interim testing of the Company’s “Rochester” trademark.

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

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income. Other comprehensive income and reclassifications from AOCI for the three and six months ended August 3, 2013 and July 28, 2012 are as follows:

	August 3, 2013			July 28, 2012
For the three months ended (in thousands):
	Pension Plans	Foreign	Total	Pension Plans	Foreign	Total
Balance at beginning of the quarter	$(5,734)	$199	$(5,535)	$(5,854)	$335	$(5,519)
Other comprehensive income (loss) before reclassifications, net of taxes	42	(104)	(62)	35	(176)	(141)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes (1)	57	—	57	101	—	101

Other comprehensive income (loss) for the period	99	(104)	(5)	136	(176)	(40)

Balance at end of the quarter	$(5,635)	$95	$(5,540)	$(5,718)	$159	$(5,559)

	August 3, 2013			July 28, 2012
For the six months ended (in thousands):
	Pension Plans	Foreign	Total	Pension Plans	Foreign	Total
Balance at beginning of fiscal year	$(5,828)	$267	$(5,561)	$(5,949)	$233	$(5,716)
Other comprehensive income (loss) before reclassifications, net of taxes	86	(172)	(86)	60	(74)	(14)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes (1)	107	—	107	171	—	171

Other comprehensive income (loss) for the period	193	(172)	21	231	(74)	157

Balance at end of the quarter	$(5,635)	$95	$(5,540)	$(5,718)	$159	$(5,559)

(1)	Includes the amortization of the unrecognized (gain)/loss on pension plans which was charged to Selling, General and Administrative expense on the Consolidated Statement of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $92,000 and $117,000 for the three months ended August 3, 2013 and July 28, 2012, respectively. The corresponding tax benefit was $35,000 and $16,000 for the three months ended August 3, 2013 and July 28, 2012, respectively.

For the six months ended August 3, 2013 and July 28, 2012, the amortization of the unrecognized loss, before tax, was $176,000 and $233,000, respectively. The corresponding tax benefit was $69,000 and $62,000 for the six months ended August 1, 2013 and July 28, 2012, respectively.

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires the presentation of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance was effective for fiscal years beginning after December 15, 2012. The Company has adopted ASU 2013-02 and has included the related disclosure within the notes to the consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company currently presents these tax items in accordance with this guidance; therefore, no changes are necessary for adoption.

2.	Debt

Credit Agreement with Bank of America, N.A.

On June 26, 2013, the Company amended its credit facility with Bank of America, N.A by executing the First Amendment to the Sixth Amended and Restated Loan and Security Agreement (as amended, the “Credit Facility”).

The Credit Facility provides for an increase in the maximum committed borrowings from $75 million to $100 million. The Credit Facility continues to include, pursuant to an accordion feature, the ability to increase the Amended Credit Facility by an additional $50 million upon the request of the Company and the agreement of the lender(s) participating in the increase. The Credit Facility includes a sublimit of $20 million for commercial and standby letter of credits or the sublimit of up to $15 million for Swingline Loans. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets. The maturity date of the Credit Facility was extended from November 10, 2014 to June 26, 2018. The Company’s obligations under the Credit Facility are secured by a lien on all of its assets.

Borrowings made pursuant to the Credit Facility will bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% or (c) the one month LIBOR rate) plus a varying percentage, based on the Company’s borrowing base, of 0.50%-0.75% (a decrease from 1.00%-1.25%) for prime-based borrowings and 1.50%-1.75% (a decrease from 2.00%-2.25%) for LIBOR-based borrowings. The Company is also subject to an unused line fee of 0.25% (a decrease from 0.375%).

At August 3, 2013, the Company’s prime-based interest rate was 3.75%. The Company had approximately $5.0 million of its outstanding borrowings in LIBOR-based borrowings with an interest rate of 1.65%. The LIBOR-based borrowings expired August 6, 2013. When a LIBOR-based borrowing expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

At August 3, 2013, the Company had outstanding borrowings under the Credit Facility of $12.3 million. Outstanding standby letters of credit were $1.8 million and documentary letters of credit were $1.1 million. Unused excess availability at August 3, 2013 was $78.1 million. Average borrowings outstanding under this facility during the first six months of fiscal 2013 were $8.7 million, resulting in an average unused excess availability of approximately $67.2 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

The fair value of the amount outstanding under the Credit Facility at August 3, 2013 approximated the carrying value.

3.	Stock-Based Compensation

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

2006 Incentive Compensation Plan

At the Company’s Annual Meeting of Stockholders held on August 1, 2013, the stockholders approved an amendment to the 2006 Incentive Compensation Plan, as amended (the “2006 Plan”). This amendment increased the total number of shares of common stock authorized for issuance under the plan by 1,500,000 from 5,750,000 to 7,250,000 shares and as a sub-limit under the 2006 Plan, increased the maximum number of those shares that may be subject to the granting of awards other than stock options and stock appreciation rights by 500,000 shares.

During the second quarter of fiscal 2013, the 2013-2016 Destination XL Group, Inc. Long-Term Incentive Plan (the “2013-2016 LTIP”) was approved and put into place. Pursuant to the terms of the 2013-2016 LTIP, on the date of grant, each participant was granted an unearned and unvested award equal in value to four times his/her annual salary multiplied by the applicable long-term incentive program percentage, which is 100% for the Company’s executive officers, 70% for its senior executives and 50% for other participants in the plan, which we refer to as the “Projected Benefit Amount.” Each participant received 50% of the Projected Benefit Amount in shares of restricted stock, 25% in stock options and the remaining 25% in cash.

Of the total Projected Benefit Amount, 50% is subject to time-based vesting and 50% is subject to performance-based vesting. The time-vested portion of the award (half of the shares of restricted stock, options and cash) vests in three installments with 20% of the time-vested portion vesting at the end of fiscal 2014, 40% at the end of fiscal 2015 and the remaining 40% vesting at the end of fiscal 2016.

For the performance-based portion of the award to vest, the Company must achieve, during any rolling four fiscal quarter period that ends on or before the end of fiscal 2015, revenue of at least $550 million and an operating margin of not less than 8.0%. In the event that the Company achieves its target of $550 million in revenue with an operating margin of not less than 8.0% during any rolling fiscal four quarters prior to fiscal 2016, then the total Projected Benefit Amount vests in full.

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

Assuming the Company achieves the performance target and 100% of the Projected Benefit Amount vests, without forfeiture, the total potential value of all awards over this four-year period would be approximately $22.6 million. Approximately half of the compensation expense relates to the time-vested awards, which is being expensed over forty-four months, based on the respective vesting dates. As the performance targets were not deemed probable during the second quarter of fiscal 2013, no expense for the performance-based awards has been recognized as of August 3, 2013.

2006 Plan—Stock Option and Restricted Share Award Activity

The following tables summarize the stock option activity and restricted share activity under the 2006 Plan for the first six months of fiscal 2013:

Stock Options	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at beginning of year	376,374	$4.31
Options granted	2,739,187	5.04
Options canceled	(3,987)	4.19
Options exercised	—	—

Outstanding options at end of quarter	3,111,574	$4.95	9.4 years	$4,085,198
Options exercisable at end of quarter	305,510	$4.50	5.7 years	$585,381

Restricted Shares	Number of Shares	Weighted-average Grant-Date Fair Value (1)
Restricted shares outstanding at beginning of year	483,403	$3.90
Restricted shares granted	2,229,364	5.08
Restricted shares vested	(310,088)	3.74
Restricted shares canceled	—	—

Restricted shares outstanding at end of quarter	2,402,679	$5.01

(1)	The fair value of a restricted share is equal to the Company’s closing stock price on the date of grant.

1992 Stock Incentive Plan (the “1992 Plan”)—Stock Option Activity

The following table summarizes stock option activity under the 1992 Plan for the first six months of fiscal 2013:

Stock Options	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,329,815	$6.35
Options granted	—	—
Options canceled	(11,000)	8.64
Options exercised (1)	(400,040)	5.16

Outstanding at end of quarter	918,775	$6.84	1.1 years	$107,450
Options exercisable at end of quarter	918,775	$6.84	1.1 years	$107,450

(1)	During the first six months of fiscal 2013, options to purchase 400,040 shares of common stock, with an intrinsic value of approximately $183,000, were exercised. Includes options that were exercised through net share settlement. As a result, only 96,242 shares were issued with no corresponding option cost.

Share Availability Under the 2006 Plan

At August 3, 2013, the Company has 443,463 shares available for future grant under the 2006 Plan, of which all remains available under the sublimit for awards other than options and stock appreciation rights. No further grants can be made under the 1992 Plan.

Non-Employee Director Stock Purchase Plan

The Company granted 7,624 shares of common stock, with a fair value of approximately $37,000, to certain of its non-employee directors as compensation for the first six months of fiscal 2013.

Valuation Assumptions for Stock Options and Restricted Stock

In total, the Company granted stock options to purchase 2,739,187 and 51,286 shares of common stock for the first six months of fiscal 2013 and fiscal 2012, respectively. For the first six months of fiscal 2013, the Company granted 2,229,364 shares of restricted stock. The majority of the grants of both stock options and restricted stock for the first six months of fiscal 2013 is attributable to the Company’s 2013-2016 LTIP. There were no grants of restricted stock for the first six months of fiscal 2012.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average grant date fair-value of stock options granted during the first six months of fiscal 2013 was $2.07 per share.

The following assumptions were used for grants for the first six months of fiscal 2013 and fiscal 2012:

	August 3, 2013	July 28, 2012
Expected volatility	52.0%	55.0%
Risk-free interest rate	0.34-0.79%	0.31-0.67%
Expected life	3.0-4.1 yrs	3.0 -4.5 yrs
Dividend rate	-	-

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

For the first six months of fiscal 2013 and fiscal 2012, the Company recognized total stock-based compensation expense of $0.7 million and $0.5 million, respectively. The total compensation cost related to time-vested stock options and time-based restricted stock awards not yet recognized as of August 3, 2013 is approximately $7.1 million which will be expensed over a weighted average remaining life of 32 months. At August 3, 2013, the Company had $7.1 million of unrecognized compensation expense related to its performance-based stock options and restricted stock. As discussed above, the Company will begin recognizing compensation once achievement of the performance targets becomes probable.

4.	Earnings Per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the six months ended
(in thousands)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Common Stock Outstanding
Basic weighted average common shares outstanding	48,479	47,944	48,385	47,804
Common stock equivalents – stock options and restricted stock. Common stock equivalents of 231 shares and 273 shares for the three and six months ended August 3, 2013, respectively, were excluded due to the net loss	—	338	—	438

Diluted weighted average common shares outstanding	48,479	48,282	48,385	48,242

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period because the exercise price of such options was greater than the average market price per share of common stock, adjusted for any unearned compensation for the respective periods, if applicable.

	For the three months ended		For the six months ended
(in thousands, except exercise prices)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Stock Options (time-vested)	2,077	1,702	2,323	1,702
Restricted Stock (time-vested)	1,115	—	1,115	—
Range of exercise prices of such stock options	$4.96-$10.26	$3.76-$10.26	$4.96-$10.26	$3.76-$10.76

The above options, which were outstanding at August 3, 2013, expire from October 27, 2013 to June 28, 2023.

Excluded from the Company’s computation of basic and diluted earnings per share for the quarter and first six months of fiscal 2013, were 1,114,682 shares of unvested performance-based restricted stock and 1,368,272 performance-based stock options. These performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved. In addition, 1,114,682 shares of unvested time-based restricted stock are excluded from the computation of basic earnings per share until such shares vest. See Note 3, Stock-Based Compensation, for a discussion of the Company’s 2013-2016 LTIP and the respective performance targets.

Although the shares of performance-based and time-based restricted stock are not considered outstanding or common stock equivalents for earnings per share purposes until certain vesting and performance thresholds are achieved, all 2,229,364 shares of restricted stock are considered issued and outstanding. Each share of restricted stock has all of the rights of a holder of the Company’s common stock, including but not limited to the right to vote and the right to receive dividends, which are forfeitable if the restricted stock is forfeited.

5.	Income Taxes

At August 3, 2013, the Company had net deferred tax assets of approximately $49.0 million, with a corresponding valuation allowance of $3.5 million. The deferred tax assets include approximately $31.3 million of net operating loss carryforwards and approximately $7.2 million of deferred gain on sale-leaseback and, to a lesser extent, other book/tax timing differences. As of August 3, 2013, the Company had gross net operating loss carryforwards of $85.6 million for federal income tax purposes and $47.0 million for state income tax purposes that are available to offset future taxable income through fiscal year 2033. Included in the net operating loss carryforwards for both federal and state income tax is approximately $13.0 million relating to stock compensation deductions, the tax benefit from which, if realized, will be credited to additional paid-in capital.

On a continuing income basis, the Company’s effective tax rate for the first six months of fiscal 2013 was 26.1% as compared to 40.4% for the first six months of fiscal 2012 and is consistent with the statutory tax rate applicable to the U.S. and the blended state rate for the states in which the Company conducts business. The effective tax rate for the first six months of fiscal 2013 is lower than the prior year due to the impact of discrete and permanent items that reduced the income tax benefit recognized on the Company’s pre-tax loss for fiscal 2013.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to Topic 740, Income Taxes , the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At August 3, 2013, the Company had no material unrecognized tax benefits.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and certain foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 1997, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the first six months of fiscal 2013.

6.	Discontinued Operations

In the second quarter of fiscal 2012, the Company exited its European Direct business. As a result, the operating results of the European Direct business for the first six months of fiscal 2012 have been reclassified to reflect the operating results as discontinued operations. The following table summarizes the results from discontinued operations from the Company’s European Direct Business for the second quarter and first six months of fiscal 2012. No activity occurred in fiscal 2013.

(in thousands)	For the three months ended July 28, 2012	For the six months ended July 28, 2012
Sales	$439	$813
Gross margin	(218)	(84)
Selling, general and administrative expenses	(1,534)	(1,845)
Depreciation and amortization	(4)	(8)
Benefit from income taxes	—	—

Loss from discontinued operations, net of taxes	$(1,756)	$(1,937)

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

BUSINESS SUMMARY

Destination XL Group, Inc. (formerly known as Casual Male Retail Group, Inc.) together with our subsidiaries (the “Company”) is the largest specialty retailer of big & tall men’s apparel with retail and direct operations in the United States, London, England and direct businesses throughout the United States and Canada. We operate under the trade names of Destination XL®, DXL®, Casual Male XL®, Casual Male XL Outlets, Rochester Clothing, B&T Factory Direct™, ShoesXL® and LivingXL®. At August 3, 2013, we operated 65 Destination XL stores, 257 Casual Male XL retail stores, 55 Casual Male XL outlet stores and 11 Rochester Clothing stores. Our direct business includes our DestinationXL.com e-commerce site and several catalogs which support our brands and product extensions.

Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years which end on February 1, 2014 and February 2, 2013 as “fiscal 2013” and “fiscal 2012,” respectively. Fiscal 2013 is a 52-week period and Fiscal 2012 was a 53-week period.

Total comparable sales for all periods include our retail stores that have been open for at least one full fiscal year together with our e-commerce and catalog sales. Our direct businesses are included as part of our calculation of total comparable sales because we are a multi-channel retailer offering our customers convenient alternatives for their shopping needs. Retail comparable sales reflect same-store sales and exclude our direct business. Stores that have been remodeled, expanded or re-located during the period are also included in our determination of comparable sales. Most of our DXL stores are considered relocations and comparable to all the closed stores in each respective market area for the first twelve months. For the first six months of fiscal 2013, all 65 DXL stores were included in our comparable store base. The sales from 36 of those 65 DXL stores are comparable to prior year sales that included the sales from 49 closed Casual Male XL stores and 2 closed Rochester Clothing stores. On a comparable sales basis, our selling square footage for those 36 DXL stores increased 69.7% compared to the square footage of the comparable Casual Male XL and Rochester Clothing stores that were closed. The method of calculating comparable sales varies across the retail industry and, as a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies.

SEGMENT REPORTING

We report our operations as one reportable segment, Big & Tall Men’s Apparel, which consists of our two principal operating segments: retail and direct. We consider our operating segments to be similar in terms of economic characteristic, production processes and operations, and have therefore aggregated them into a single reporting segment.

RESULTS OF OPERATIONS

Executive Summary

For the second quarter of fiscal 2013, we had a net loss of $1.6 million, or $(0.03) per diluted share, compared to net income of $1.2 million, or $0.03 per diluted share, for the second quarter of fiscal 2012. For the first six months of fiscal 2013, we had a net loss of $0.6 million, or $(0.01) per diluted share, compared to net income of $3.5 million, or $0.07 per diluted share, for the first six months of fiscal 2012. As we have mentioned, fiscal 2013 will be a transition year for us as we work towards transforming from Casual Male XL stores to DXL stores.

The decrease in earnings for both the second quarter and first six months of fiscal 2013 is due primarily to the increase in marketing costs during the quarter of $4.1 million related to our National Marketing campaign as well as pre-opening costs, such as payroll and occupancy, related to the opening of our DXL stores and trademark amortization during the second quarter of $3.1 million, or $0.09 per diluted share, in aggregate. The positive impact of the National Marketing campaign during the quarter was dramatic on the DXL stores which had a comparable sales increase of 28.8% in the quarter (up from a 17.7% increase in the first quarter), and a 16.5% increase for DXL stores open longer than one year (up from a 4.7% increase in the first quarter). We opened 11 DXL stores during the second quarter, while closing 23 Casual Male XL stores and one Rochester Clothing store. During the second quarter of fiscal 2013, the DXL store sales represented 26% of our comparable retail store sales.

Our comparable sales for the second quarter increased 3.8% and increased 1.7% for the first six months of fiscal 2013. While our direct business continues to be impacted negatively by our reduced catalog sales, we saw positive results from our recent marketing campaign with an increase in traffic to our website of 80% which is a good indication that we are building brand awareness. We see this browsing as the first step in building our new brand and are working to ensure that these customers will return to purchase when the time comes. Merchandise margins continued to improve in the second quarter increasing 150 basis points over the prior year as a result of increasing initial markups and lower markdown costs. As expected, our occupancy costs, selling, general & administrative (“SG&A”) and depreciation and amortization all increased slightly over the prior year’s second quarter as a result of our accelerated DXL store opening initiative and our increased investment in our marketing program.

We expect to open another 39 DXL stores during the balance of the year, as well as close another 61 Casual Male XL and Rochester Clothing stores. With the success of the National Marketing campaign in the second quarter of fiscal 2013, we have discontinued the distribution of the unproductive catalogs, and instead diverted the funds to enhance the National Marketing campaign in the second half of the year.

Given the lower than expected sales performance of our direct business, primarily associated with the precipitous drop off in demand emanating from our catalogs, as well as lower than expected sales due to the change in the timing of opening DXL stores during the year, we have lowered our sales guidance for 2013 by 5%, or $20 million, and are now expecting comparable sales growth of between 6-7% for the year. As a result, our earnings for the year were lowered by $0.05 to $0.06 per diluted share to a net loss of between $(0.03)-$(0.05) per diluted share. See “Fiscal 2013 Outlook” below.

Corporate Name Change

During the first quarter of fiscal 2013, we formally changed our corporate name to Destination XL Group, Inc. to reflect our transition to our DXL retail stores and DestinationXL.com website. This followed the change we made in December 2012 of our stock ticker symbol to “DXLG.”

Destination XL

Fiscal 2013 will be a transitional year for us as we continue to accelerate our DXL store openings. Our original plan for fiscal 2013 was to open an additional 57 to 64 DXL stores while closing 110 to 119 Casual Male XL and Rochester Clothing stores. We now expect 55 to 58 DXL stores to open in fiscal 2013 while closing 100 to105 Casual Male XL and Rochester Clothing stores. In fiscal 2014, we plan to open another 60 DXL stores, completing the roll-out with an expected total of 215 to 230 stores by the end of fiscal 2015.

Through the end of the second quarter of fiscal 2013, we have opened 65 DXL® stores. All 65 stores are considered “comparable stores” at August 3, 2013, with a combined comparable sales increase of 28.8% for the second quarter of fiscal 2013 and a comparable sales increase of 23.7% for the first six months of fiscal 2013. For the 29 DXL stores opened greater than a year, the comparable sales increase in the second quarter was 16.5% and 11.6% for the first six months of fiscal 2013. An important metric for the long-term growth of the DXL concept is dollars per transaction which rose 23% in the second quarter as a result of both improved sales associate productivity and an enhancement in the sales mix towards higher priced name brands and increased sales penetration in tailored clothing. For the first six months of fiscal 2013, dollars per transactions have increased by 21% over the prior year.

The DXL stores accounted for approximately 24.3% of our total retail comparable store sales for the first six months of fiscal 2013 as compared to 11.4% for the prior year’s first six months. During the second quarter of fiscal 2013, the number of visits to our DXL stores increased 6.4% and, on average, our DXL stores experienced a 26.1% lift in new customers as compared to the prior year second quarter. Our DXL stores continue to outperform our Casual Male XL stores and as the chain is converted, our top line sales growth should improve accordingly.

As we have previously disclosed, this transition will result in incremental annual costs of approximately $10.0 million per annum, as a result of early store closures, as well as additional SG&A expenses to support the rollout. The rollout is expected to be substantially completed by the end of fiscal 2015. Our projections, which are based on current economic conditions, suggest that this investment will significantly enhance revenues and produce double-digit operating margins for the longer term. Our financial modeling, based upon the performance of the DXL stores to date, indicates that at the end of the three-year accelerated investment period in the DXL concept, our sales in fiscal 2016 should exceed $600 million with operating margins greater than 10%. The capital expenditures, incremental SG&A and other charges totaling approximately $150 million over the next three years associated with the accelerated rollout, are expected to be funded primarily from operating cash flows and limited borrowings under our credit facility of $10.0 to $15.0 million. By the end of fiscal 2015, we anticipate we will be cash positive with no borrowings. Longer-term, we expect revenues to grow to over $600 million with operating margins greater than 10% and free cash flow in the range of $60 to $70 million by the end of fiscal 2016. Projection of free cash flow (non-GAAP) for fiscal 2016 is based on expected cash flow from operating activities of $77.0-$87.0 million, less expected capital expenditures of $17.0 million.

For the second quarter of fiscal 2013, we incurred transition costs of $3.1 million related to $1.3 million of pre-opening occupancy and lease exit costs, $1.3 million of SG&A expenses related to pre-opening payroll, training, store operations and test marketing and $0.5 million in trademark amortization. In addition, our marketing costs increased $4.1 million over the prior year to fund the national marketing campaign. For the first six months of fiscal 2013, total transition costs were $5.5 million and included $1.7 million of pre-opening occupancy costs and lease exit costs, $2.9 million of SG&A expenses and $0.9 million related to trademark amortization. Marketing costs increased $3.9 million as compared to the first six months of fiscal 2012.

National Marketing Campaign

In fiscal 2012, we developed and tested a new marketing program to help us build DXL brand awareness, introducing our customer base to the new DXL concept. We developed and tested a full marketing campaign in select markets, which consisted of a combination of television, radio and digital advertising. The testing was refined during the first quarter of fiscal 2013 with marketing expanded to the Dallas and Providence markets. Based on the successful results, we launched the first flight of our National Marketing campaign on May 5, 2013. The advertising ran for a six week period. As a result of the campaign, we saw DXL brand awareness increase 38% from 13% to 18%. Brand awareness among our smaller 40-46” waist customer, increased by 64% from 9.2% to 15.1%. In addition, during the second quarter of fiscal 2013, we saw a positive shift in the percentage of sales from our smaller size categories, with a 250 basis point increase in our 1x to 3x tops and a 420 basis point increase in the percentage of sales from our 40-46” waist sizes. In total, our first quarter comparable sales for our DXL stores increased 17.7% while for the second quarter comparable sales rose to an increase of 28.8%, largely driven by our marketing campaign.

Another seven-week advertising flight is currently scheduled to start in September 2013. Similar to our Spring flight, we will be using a mix of radio, digital and TV. For the Fall flight, however, we will be including two broadcast networks, which will result in increased impressions and an additional reach of approximately 12% over the Spring flight.

Fiscal 2013 Outlook

Based on the sales shortfall from our direct business for the first half of fiscal 2013, as well as a change in the projected store opening dates for some of our new DXL stores, we have revised earnings for fiscal 2013. For fiscal 2013, we are planning on the following:

•

Sales range of $395.0 to $400.0 million (down from $415.0 to $420.0 million). The decrease in our sales projection of $20.0 million relates to a forecasted decrease in our direct business of $10.0 million, principally related to our catalog sales, and a decrease of $10.0 million due to the change in the projected store openings of some of our DXL stores. Comparable sales for fiscal 2013 are expected to increase 6-7%.

•

Gross margin rate is expected to increase ±10 basis points from fiscal 2012 (down from ± 20 basis points), which is based on merchandise margins improving by approximately 110 basis points (up from 40 to 60 basis points) with an offsetting increase in occupancy costs of 100 to120 basis points (up from 40 to 60 basis points).

•

SG&A costs are planned to increase by approximately $10.6 to $12.6 million (down from $15.0 to $17.1 million). The increase in SG&A costs is primarily related to preopening costs, payroll (both store and support) as well as increased marketing costs associated with the National Marketing campaign to raise DXL awareness with our target market. As a percentage of sales, SG&A expenses are expected to increase by 310 basis points (up from 220 basis points).

•

Operating margin as a percent of sales for fiscal 2013 is expected to be approximately (0.5)% (down from breakeven to 0.5%). As a result, we are forecasting a net loss for fiscal 2013 of $(0.03) to $(0.05) per diluted share (down from breakeven to earnings of $0.03 per diluted share).

We expect to spend approximately $56.5 million in capital expenditures in fiscal 2013, which will be partially offset by approximately $11.5 million in tenant allowances, primarily related to opening our DXL stores. (The capital expenditures after tenant allowances and rent credits remain unchanged at $45 million). We expect to fund the remainder of our capital expenditures primarily from our operating cash flow but expect to have borrowings under our credit facility of $10.0-$15.0 million (unchanged from prior guidance) at the end of the year. From a liquidity perspective, we expect cash flow from operating activities of $34.5 million (up from $32.0 million including the $11.5 million of tenant allowances), resulting in negative free cash flow (as defined below under “Presentation of Non-GAAP Measures”) of approximately $(22.0) million (unchanged from prior guidance).

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

We calculate free cash flows as cash flow provided by operating activities less capital expenditures and discretionary store asset acquisitions, if applicable:

(in millions)	For the first six months ended August 3, 2013	For the first six months ended July 28, 2012	Projected Cash Flow Fiscal 2013
Cash flow provided by operating activities:
Cash flow provided by operating activities other than tenant allowances	$4.1	$10.6	$23.0
Tenant allowances	1.6	0.2	11.5

Cash flow provided by operating activities	5.7	10.8	34.5
Less: capital expenditures	(21.1)	(11.5)	(56.5)

Free cash flow	$(15.4)	$(0.7)	$(22.0)

The decrease in free cash flow of $14.7 million for the first six months of fiscal 2013 as compared to the first six months of the prior year is due to the decrease in operating income, partly due to DXL related transition costs of $5.5 million, as well as our increased marketing costs of $3.9 million and an increase in capital expenditures related to the DXL store openings.

Financial Summary

Sales

For the second quarter of fiscal 2013, total sales were $97.6 million as compared to $100.5 million for the second quarter of fiscal 2012. The decrease of $2.9 million in total sales was principally due to a decrease of $4.8 million in closed stores related to lease termination or stores unassociated with a DXL store and a decrease of $1.3 million due to the shift in comparable weeks partially offset by a comparable sales increase of 3.8%, or $3.6 million, as compared to the second quarter of fiscal 2012. The comparable sales increase of 3.8% consisted of an increase in our retail business of 6.9%, or $5.3 million, offset by a decrease in our direct business of 9.8%, or $1.7 million. The decrease in the direct business was primarily driven by a decrease in our catalog sales of $1.3 million for the second quarter of fiscal 2013 as compared to the last year’s second quarter. The increase in our retail business of $5.3 million was driven by our 65 DXL stores which had a comparable store sales increase of $4.8 million, or 28.8%, as compared to the second quarter of fiscal 2012. Our remaining retail stores had a comparable sales increase of $0.5 million, or 0.8%.

The decrease in sales of $4.8 million from closed stores is due to the overall drop in sales from our Casual Male XL and Rochester Clothing stores that have closed since last year, which have not been replaced with a DXL store. These stores were primarily smaller volume stores located in remote, outlying areas and were outside of our DXL market areas. The following table summarizes the year over year change in sales:

Sales
(in millions)
Sales – Second Quarter of fiscal 2012	$100.5
Less 2012 sales for stores that have closed (1)	(4.8)

$95.7
Increase in DXL comparable sales	4.8
Decrease in catalog sales	(1.3)
Other, net (2)	(1.6)

Sales – Second Quarter of fiscal 2013	$97.6

(1)	Represents Casual Male XL and Rochester Clothing stores that closed during fiscal 2012 or fiscal 2013 and are not associated with a DXL store for comparable sales purposes.
(2)	Includes $1.3 million decrease in sales due to the shift in comparable weeks. Fiscal 2012 was a 53 week year; therefore, comparable sales for the second quarter of fiscal 2013 are shown on a trailing 52 week comparison. As a result of this calendar shift, when comparing to the prior year, we have one extra week of summer sales and one less week of our spring sales, which is a consistently higher sales period.

For the first six months of fiscal 2013, total sales were $191.2 million as compared to $196.0 million for the first six months of fiscal 2012. The decrease of $4.8 million in total sales was principally due to a decrease of $8.3 million in closed stores related to lease termination or stores unassociated with a DXL store, partially offset by a comparable sales increase of 1.7%, or $3.1 million. The comparable sales increase of 1.7% consisted of an increase in our retail business 3.8%, or $5.8 million, partially offset by a decrease in our direct business of 7.9%, or $2.7 million. The increase in our retail business for the first six months of fiscal 2013 included a comparable store sales increase from our DXL stores of 23.7%, or $7.3 million, over the prior year’s first six months. Our remaining stores had a comparable store sales decrease of 1.2%, or $1.5 million.

With respect to our direct business, sales from our catalogs continued to impact sales negatively with a decrease of 51.7% in the second quarter compared to the prior year. Based on the results of our catalog sales through the end of the second quarter of fiscal 2013, we will be eliminating our catalogs completely for the fall of fiscal 2013. We anticipate replacing the catalogs with a more cost-effective 16-page direct mailer. We have been decreasing our catalog circulations and impressions on existing catalogs over the past year, with impressions down 84% in the second quarter, as part of our shift toward our more profitable e-commerce business.

Catalog sales accounted for approximately 6.9% of our sales for the first six months of fiscal 2013 as compared to 14.6% for the first six months of fiscal 2012. While catalog sales have decreased, the profit margin from our direct business has increased 5.2%, from 24.9% to 26.2% and is expected to approximate 30% for fiscal 2013, up by almost 400 basis points from fiscal 2012. In the long-term, we expect our e-commerce business to replace the current shortfall in sales from our legacy brand catalogs.

The following is a summary of the breakdown of our comparable sales for the second quarter and first six months of fiscal 2013:

	Number of Stores	Second Quarter of Fiscal 2013	First Six Months of Fiscal 2013
Total comparable sales		3.8%	1.7%
Retail Business	388	6.9%	3.8%
DXL stores (1)	65	28.8%	23.7%
Casual Male XL and Rochester Clothing stores	323	0.8%	(1.2%)
Direct Business		(9.8%)	(7.9%)
E-commerce		(2.7%)	1.1%
Catalog		(51.7%)	(56.3%)

(1)	Of the 65 comparable DXL stores, 29 stores have been open more than one year and had a comparable sales increase of 16.5% and 11.6% for the second quarter and first six months of fiscal 2013, respectively.

Gross Profit Margin

For the second quarter of fiscal 2013, our gross margin rate, inclusive of occupancy costs, was 46.6% as compared to a gross margin rate of 46.4% for the second quarter of fiscal 2012. The increase of 20 basis points for the second quarter of fiscal 2013 was the result of an improvement in merchandise margins of 150 basis points partially offset by an increase in occupancy costs of 130 basis points. On a dollar basis, occupancy costs for the second quarter of fiscal 2013 increased 5.5% over the prior year. The increase in occupancy costs for the second quarter of fiscal 2013 as compared to the prior year’s second quarter was due to the timing of DXL store openings and the associated pre-opening costs as well as the timing of our Casual Male XL store closings and lease exit costs. The improvement in merchandise margins of 150 basis points was the result of continued improvement in our initial markups as well as a favorable markdown rate compared to the prior year.

For the first six months of fiscal 2013, our gross margin rate, inclusive of occupancy costs, was 47.0% as compared to a gross margin rate of 47.1% for the first six months of fiscal 2012. The slight decrease of 10 basis points was due to an increase in occupancy costs of 110 basis points partially offset by improvement in our merchandise margins of 100 basis points.

Based on our revised forecast, we are expecting that our occupancy costs for fiscal 2013, on a dollar-basis, will increase approximately $4.0 million as a result of adding approximately 55 to 58 DXL stores in fiscal 2013 and certain lease termination costs associated with closing 100-105 Casual Male XL and Rochester Clothing stores. As a result, we expect occupancy costs will be between 100 to 120 basis points higher than fiscal 2012. From a merchandise margin perspective, we are planning a continued improvement of approximately 110 basis points. Accordingly, for fiscal 2013, we are expecting gross margin will be ± 10 basis points.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A expenses for the second quarter of fiscal 2013 increased to 44.4% as compared to 37.4% for the second quarter of fiscal 2012. On a dollar basis, SG&A expenses increased $5.7 million, or 15.1%, for the second quarter of fiscal 2013 as compared to the prior year’s second quarter. The increase of $5.7 million is principally due to incremental costs of approximately $4.1 million related to marketing costs associated with the launch of our national marketing program in May 2013 and DXL transition costs of approximately $1.3 million for increased payroll-related costs, such as pre-opening payroll, training and store operations, and an increase in stock-based compensation expense of $0.4 million related to the Company’s long-term incentive program.

For the first six months of fiscal 2013, SG&A expenses were 42.7% of sales as compared to 38.5% of sales for the first six months of fiscal 2012. On a dollar basis, SG&A expenses increased $6.3 million, or 8.3%, for the first six months of fiscal 2013 as compared to the prior year’s first six months. Similar to the second quarter of fiscal 2013, the increase in SG&A of $6.3 million for the first six months of fiscal 2013 is primarily due to an increase of $3.9 million in additional marketing costs and $2.9 million in DXL transition costs offset by net savings in $0.5 million in corporate expenses.

As discussed above, fiscal 2013 is a transition year for us and, as such, our SG&A expenses are expected to be noticeably higher than they have been in past years. Based on our revised forecast and expected store openings, we expect that our SG&A expenses will increase by $10.6 to $12.6 million and as a percentage of sales will be 310 basis points higher than fiscal 2012. This increase in dollars is primarily related to increased store payroll to support our planned opening of 55 to 58 new DXL stores, incremental marketing costs associated with our National Marketing campaign in an effort to increase brand awareness, costs to close 100 to 105 Casual Male XL and Rochester Clothing stores and other infrastructure-related costs. Overall, we expect to limit our SG&A growth rates, except where necessary to support our growth activities or where there are unanticipated costs that are necessary to support our overall activities.

Depreciation and Amortization

Depreciation and amortization for the second quarter of fiscal 2013 was $4.5 million as compared to $3.7 million for the second quarter of fiscal 2012. For the first six months of fiscal 2013, depreciation and amortization was $8.7 million as compared to $7.4 million for the first six months of fiscal 2012. The increase for the both the second quarter and first six months of fiscal 2013 is due to capital expenditures of $21.1 million, primarily related to our DXL store growth.

Interest Expense, Net

Net interest expense for the second quarter of fiscal 2013 was $0.2 million as compared to $0.1 million for the second quarter of fiscal 2012. For the first six months of fiscal 2013, net interest expense was $0.4 million as compared to $0.3 million for the first six months of fiscal 2012. Interest expense for the past few years has remained relatively low due to minimal borrowings on our credit facility. However, with our planned store growth in fiscal 2013, we expect interest costs during fiscal 2013 will increase slightly as we fund a portion of our store growth with limited borrowings from our credit facility.

During the second quarter of fiscal 2013, we amended and extended our credit facility. As part of the amendment, our interest rate costs decreased approximately 50 basis points and our availability under the credit facility increased by approximately $25 million. See “Liquidity and Capital Resources” for more discussion regarding our current credit facility and future liquidity needs.

Income Taxes

At August 3, 2013, our total deferred tax assets were approximately $49.0 million, with a corresponding valuation allowance of $3.5 million. The deferred tax assets include approximately $31.3 million of net operating loss carryforwards and approximately $7.2 million of deferred gain on our sale-leaseback and, to a lesser extent, other book/tax timing differences.

The effective tax rate for fiscal 2013 is expected to be approximately 35%.

Income/Loss from Continuing Operations

For the second quarter of fiscal 2013, we had a loss from continuing operations of $1.6 million, or $(0.03) per diluted share, compared to income from continuing operations of $3.0 million, or $0.06 per diluted share, for the second quarter of fiscal 2012. The decrease is primarily attributable to the DXL transition costs and increased marketing costs, discussed above, of $7.2 million, or $0.09 per diluted share.

Discontinued Operations

In the second quarter of fiscal 2012, we closed our European direct business. The operating results for the European direct business for the first six months of fiscal 2012 are reported as discontinued operations.

Net Income (Loss)

For the second quarter of fiscal 2013, we had a net loss of $1.6 million, or $(0.03) per diluted share, compared to net income of $1.2 million, or $0.03 per diluted share, for the second quarter of fiscal 2012. For the first six months of fiscal 2013, we had a net loss of $0.6 million, or $(0.01) per diluted share, compared to net income of $3.5 million, or $0.07 per diluted share, for the first six months of fiscal 2012.

Inventory

At August 3, 2013, total inventory was $107.9 million compared to $104.2 million at February 2, 2013 and $103.6 million at July 28, 2012. On a dollar basis, inventories have increased 4.1% at August 3, 2013 as compared to July 28, 2012, however, unit-basis inventories have only increased 2.5%. Unit inventories in branded apparel have increased as we open more DXL stores, which have a greater mix of branded apparel and therefore a higher carrying cost. Although our store count has decreased from the second quarter of fiscal 2012, our square footage is relatively flat at August 3, 2013 as compared to July 28, 2012. At the end of fiscal 2013, inventories are expected to drop 2.5% from the prior year.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility, which was most recently amended in June 2013, with Bank of America, N.A (“Credit Facility”). Our current cash needs are primarily for working capital (essentially inventory requirements), capital expenditures and growth initiatives. As discussed below, our capital expenditures for fiscal 2013 are expected to be $56.5 million, primarily related to the planned opening of 55 to 58 new DXL stores and information technology projects. However, we expect to receive approximately $11.5 million in tenant allowances to offset these capital expenditures. We expect to fund our store growth in fiscal 2013 primarily through earnings with limited borrowings from our Credit Facility. For fiscal 2013, while our borrowings are projected to reach approximately $40.0 million during our key seasonal buying periods, we expect that our borrowings at the end of fiscal 2013 will be approximately $10.0-$15.0 million.

We currently believe that our existing cash generated by operations together with our availability under our credit facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements. For the first six months of fiscal 2013, free cash flow, which we define as cash flow from operating activities, less capital expenditures and discretionary store asset acquisitions, if any, decreased by $14.7 million to $(15.4) million from $(0.7) million for the first six months of fiscal 2012. This decrease in free cash flow was principally due to a decrease in operating income, partly related to increased marketing costs and an increase in capital expenditures of $9.6 million related to the new store openings. See “Presentation of Non-GAAP Measure” above regarding non-GAAP free cash flow.

During the second quarter of fiscal 2013, we amended our Credit Facility with Bank of America, N.A. In addition to extending the term of Credit Facility from November 10, 2014 to June 26, 2018, the amendment also increased our total maximum committed borrowing to $100 million (from $75 million) and continues to include an accordion feature which could increase the committed borrowings by an additional $50 million upon our request and the agreement of the lender(s) participating in the increase. Further, the Company’s borrowing rates were decreased by 50 basis points for both prime-based and LIBOR-based borrowings. The Credit Facility includes a sublimit of $20 million for commercial and standby letters of credit and a sublimit of up to $15 million for Swingline Loans. Our Credit Facility is described in more detail in Note 2 to the Notes to the Consolidated Financial Statements.

We had outstanding borrowings of $12.3 million under the Credit Facility at August 3, 2013. Outstanding standby letters of credit were $1.8 million and outstanding documentary letters of credit were $1.1 million. The average monthly borrowing outstanding under this facility during the first six months of fiscal 2013 was approximately $8.7 million, resulting in an average unused excess availability of approximately $67.2 million. Unused excess availability at August 3, 2013 was $78.1 million. Our obligations under the Credit Facility are secured by a lien on all of our assets.

Capital Expenditures

The following table sets forth the open stores and related square footage at August 3, 2013 and July 28, 2012, respectively:

	At August 3, 2013		At July 28, 2012
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
Casual Male XL	312	1,105	399	1,396
DXL	65	623	29	298
Rochester Clothing	11	95	13	118

Total Stores	388	1,823	441	1,812

Below is a summary of store openings and closings from February 2, 2013 to August 3, 2013:

Number of Stores:	DXL	Casual Male XL Retail	Rochester Clothing	Casual Male XL Outlets	Total stores
At February 2, 2013	48	297	12	55	412
New stores(1)	—	—	—	—	—
Replaced stores(2)	17	(21)	(1)	—	(5)
Closed retail stores(3)	—	(19)	—	—	(19)

At August 3, 2013	65	257	11	55	388
Estimated store count at February 1, 2014	104	197	10	55	366

(1)	The opening of new DXL stores represents DXL stores opened in new markets.
(2)	Represents the total number of DXL stores opened in existing markets with the corresponding total number of Casual Male XL stores and/or Rochester Clothing stores closed in such markets in connection with those DXL store openings.
(3)	Represents closed stores for which there were no corresponding openings of a DXL store in the same market.

Our capital expenditures for the first six months of fiscal 2013 were $21.1 million as compared to $11.5 million for the first six months of fiscal 2012. The $9.6 million increase is primarily related to the opening of 17 new DXL stores during the first six months of fiscal 2013.

For fiscal 2013, our capital expenditures are expected to be approximately $56.5 million and we expect to receive approximately $11.5 million in tenant allowances to offset these expenditures. This includes approximately $44.7 million, excluding any allowance, related to the opening of 55-58 new Destination XL stores and approximately $7.4 million for continued information technology projects, including further web-related enhancements and upgraded planning and allocation software, upgraded POS system, with the remainder for general overhead projects. In addition, we expect to close approximately 100-105 existing stores, most of which are in connection with the opening of our new DXL stores.

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

Interest Rates

We utilize cash from operations and from our recently amended Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires June 26, 2018, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At August 3, 2013, the interest rate on our prime based borrowings was 3.75%. Approximately $5.0 million of our outstanding borrowings were in LIBOR contracts with an interest rate of 1.65%. Based upon a sensitivity analysis as of August 3, 2013, assuming average outstanding borrowing during the first six months of fiscal 2013 of $8.7 million, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $43,500 on an annualized basis.

Foreign Currency

Our Sears Canada catalog operations conduct business in Canadian dollars and our Rochester Clothing store located in London, England conducts business in British pounds. If the value of the Canadian dollar or British pound against the U.S. dollar weakens, the revenues and earnings of these operations will be reduced when they are translated or remeasured to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of August 3, 2013, sales from our Sears Canada operations and our London Rochester Clothing store were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse affect on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 3, 2013. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 3, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended August 3, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	First Amendment to Sixth Amended and Restated Loan and Security Agreement dated June 26, 2013, by and among Bank of America, N.A., as Administrative Agent and Collateral Agent, the Revolving Credit Lenders identified therein, the Company, as Borrowers’ Representative, and the Company and CMRG Apparel, LLC, as Borrowers.

10.2	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s Long-Term Incentive Plan 2013-2016.

10.3	Form of Restricted Stock Grant Agreement pursuant to the Company’s Long-Term Incentive Plan 2013-2016.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: August 23, 2013	By:	/S/ PETER H. STRATTON, JR.
Peter H. Stratton, Jr.
Senior Vice President of Finance, Corporate Controller and Chief Accounting Officer