Form 10-Q
period 2013-11-02
DESTINATION XL GROUP, INC.
filed 2013-11-22
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 2, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of November 2, 2013 was 50,930,390.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	November 2, 2013 (Fiscal 2013)	February 2, 2013 (Fiscal 2012)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,232	$8,162
Accounts receivable	7,960	5,007
Inventories	119,550	104,211
Deferred income taxes	5,941	6,625
Prepaid expenses and other current assets	9,307	9,081

Total current assets	147,990	133,086

Property and equipment, net of accumulated depreciation and amortization	97,805	65,942

Other assets:
Intangible assets	4,792	6,256
Deferred income taxes	42,505	38,688
Other assets	3,202	1,973

Total assets	$296,294	$245,945

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$3,523	$—
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	30,968	25,464
Accrued expenses and other current liabilities	25,487	23,655
Borrowings under credit facility	27,001	—

Total current liabilities	88,444	50,584

Long-term liabilities:
Long-term debt, net of current portion	10,322	—
Deferred rent and lease incentives	17,453	11,562
Deferred gain on sale-leaseback, net of current portion	16,486	17,585
Other long-term liabilities	4,750	5,002

Total long-term liabilities	49,011	34,149

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 61,807,829 and 59,477,008 shares issued at November 2, 2013 and February 2, 2013, respectively	618	595
Additional paid-in capital	296,028	293,977
Treasury stock at cost, 10,877,439 shares at November 2, 2013 and February 2, 2013	(87,977)	(87,977)
Accumulated deficit	(44,461)	(39,822)
Accumulated other comprehensive loss	(5,369)	(5,561)

Total stockholders’ equity	158,839	161,212

Total liabilities and stockholders’ equity	$296,294	$245,945

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

Unaudited

	For the three months ended		For the nine months ended
	November 2, 2013 (Fiscal 2013)	October 27, 2012 (Fiscal 2012)	November 2, 2013 (Fiscal 2013)	October 27, 2012 (Fiscal 2012)

Sales	$88,202	$88,739	$279,444	$284,782
Cost of goods sold including occupancy costs	48,924	49,732	150,190	153,535

Gross profit	39,278	39,007	129,254	131,247

Expenses:
Selling, general and administrative	41,099	37,689	122,752	113,074
Depreciation and amortization	4,867	3,844	13,550	11,278

Total expenses	45,966	41,533	136,302	124,352

Operating income (loss)	(6,688)	(2,526)	(7,048)	6,895

Interest expense, net	(280)	(151)	(699)	(438)

Income (loss) from continuing operations before provision (benefit) for income taxes	(6,968)	(2,677)	(7,747)	6,457

Provision (benefit) for income taxes	(2,905)	(1,073)	(3,108)	2,617

Income (loss) from continuing operations	(4,063)	(1,604)	(4,639)	3,840
Income (loss) from discontinued operations, net of taxes	—	4	—	(1,933)

Net income (loss)	$(4,063)	$(1,600)	$(4,639)	$1,907

Net income (loss) per share - basic:
Income (loss) from continuing operations	($0.08)	($0.03)	($0.10)	$0.08
Income (loss) from discontinued operations	$0.00	$0.00	$0.00	($0.04)
Net income (loss) per share -basic	($0.08)	($0.03)	($0.10)	$0.04

Net income (loss) per share - diluted:
Income (loss) from continuing operations	($0.08)	($0.03)	($0.10)	$0.08
Income (loss) from discontinued operations	$0.00	$0.00	$0.00	($0.04)
Net income (loss) per share- diluted	($0.08)	($0.03)	($0.10)	$0.04

Weighted-average number of common shares outstanding:
Basic	48,553	48,053	48,441	47,887
Diluted	48,553	48,053	48,441	48,336

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended November 2, 2013

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total

Balance at February 2, 2013	59,477	$595	$293,977	(10,877)	$(87,977)	$(39,822)	$(5,561)	$161,212

Exercises under option program	96	1	354					355
Issuance of restricted stock, net of cancellations	2,196	22	(22)					—
Stock compensation expense			1,492					1,492
Board of Directors compensation	39	—	227					227
Accumulated other comprehensive income (loss):
Unrecognized loss associated with Pension Plan, net of taxes of $197							302	302
Foreign currency							(110)	(110)
Net loss						(4,639)		(4,639)

Balance at November 2, 2013	61,808	$618	$296,028	(10,877)	$(87,977)	$(44,461)	$(5,369)	$158,839

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2013 (Fiscal 2013)	October 27, 2012 (Fiscal 2012)	November 2, 2013 (Fiscal 2013)	October 27, 2012 (Fiscal 2012)

Net income (loss)	$(4,063)	$(1,600)	$(4,639)	$1,907

Other comprehensive income (loss) before taxes:
Foreign currency translation	97	86	(110)	50
Pension plan	180	157	499	472

Other comprehensive income before taxes	277	243	389	522
Tax provision related to items of other comprehensive loss	(106)	(93)	(197)	(215)

Other comprehensive income (loss), net of tax	171	150	192	307

Comprehensive income (loss)	$(3,892)	$(1,450)	$(4,447)	$2,214

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	November 2, 2013 (Fiscal 2013)	October 27, 2012 (Fiscal 2012)

Cash flows from operating activities:
Net income (loss)	$(4,639)	$1,907
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred gain on sale leaseback	(1,099)	(1,099)
Depreciation and amortization	13,550	11,278
Deferred taxes, net of valuation allowance	(3,133)	2,242
Stock compensation expense	1,492	874
Board of Directors stock compensation	227	114

Changes in operating assets and liabilities :
Accounts receivable	(2,953)	(57)
Inventories	(15,339)	(11,913)
Prepaid expenses and other current assets	(226)	(825)
Other assets	(742)	39
Accounts payable	5,504	4,712
Deferred rent and lease incentives	5,891	1,047
Accrued expenses and other liabilities	(4,031)	45

Net cash (used for) provided by operating activities	(5,498)	8,364

Cash flows from investing activities:
Additions to property and equipment, net	(38,179)	(21,335)
Proceeds from sale of businesses	—	204

Net cash used for investing activities	(38,179)	(21,131)

Cash flows from financing activities:
Proceeds from the issuance of common stock under option programs	355	—
Net borrowings under credit facility	27,001	7,612
Costs associated with amendment to credit facility and long-term debt issuance	(454)	—
Proceeds from the issuance of long-term debt	13,878	—
Principal payments on long-term debt	(33)	—

Net cash provided by financing activities	40,747	7,612

Net decrease in cash and cash equivalents	(2,930)	(5,155)
Cash and cash equivalents:
Beginning of period	8,162	10,353

End of period	$5,232	$5,198

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

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

Segment Information

The Company reports its operations as one reportable segment, Big & Tall Men’s Apparel, which consists of two principal operating segments: its retail business and its direct business. The Company considers its operating segments to be similar in terms of economic characteristics, production processes and operations, and have therefore aggregated them into a single reporting segment. The direct operating segment includes the operating results and assets for LivingXL® and ShoesXL®.

Other Intangibles

At November 2, 2013, the “Casual Male” trademark has a carrying value of $2.8 million and is considered a definite-lived asset. The Company is amortizing the remaining carrying value of $2.8 million on an accelerated basis, consistent with projected cash flows through fiscal 2018, its estimated remaining useful life.

The Company’s “Rochester” trademark is considered an indefinite-lived intangible asset and has a carrying value of $1.5 million. During the first nine months of fiscal 2013, no event or circumstance occurred which would cause a reduction in the fair value of the Company’s reporting units, requiring interim testing of the Company’s “Rochester” trademark.

Fair Value of Financial Instruments

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value because of the short maturity of these instruments. The fair value of current maturities of long-term debt at November 2, 2013 approximate their carrying amounts based upon terms available to the Company for borrowings with similar arrangements and remaining maturities.

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income. Other comprehensive income and reclassifications from AOCI for the three and nine months ended November 2, 2013 and October 27, 2012 are as follows:

	November 2, 2013			October 27, 2012
For the three months ended (in thousands):	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of the quarter	$(5,635)	$95	$(5,540)	$(5,718)	$159	$(5,559)

Other comprehensive income (loss) before reclassifications, net of taxes	43	62	105	20	73	93

Amounts reclassified from accumulated other comprehensive income (loss), net of taxes (1)	66	—	66	57	—	57

Other comprehensive income (loss) for the period	109	62	171	77	73	150

Balance at end of the quarter	$(5,526)	$157	$(5,369)	$(5,641)	$232	$(5,409)

	November 2, 2013			October 27, 2012
For the nine months ended (in thousands):	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(5,828)	$267	$(5,561)	$(5,949)	$233	$(5,716)

Other comprehensive income (loss) before reclassifications, net of taxes	129	(110)	19	80	(1)	79

Amounts reclassified from accumulated other comprehensive income (loss), net of taxes (1)	173	—	173	228	—	228

Other comprehensive income (loss) for the period	302	(110)	192	308	(1)	307

Balance at end of the quarter	$(5,526)	$157	$(5,369)	$(5,641)	$232	$(5,409)

(1)	Includes the amortization of the unrecognized (gain)/loss on pension plans which was charged to Selling, General and Administrative expense on the Consolidated Statement of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $109,000 and $116,000 for the three months ended November 2, 2013 and October 27, 2012, respectively. The corresponding tax benefit was $43,000 and $59,000 for the three months ended November 2, 2013 and October 27, 2012, respectively.

For the nine months ended November 2, 2013 and October 27, 2012, the amortization of the unrecognized loss, before tax, was $285,000 and $349,000, respectively. The corresponding tax benefit was $112,000 and $121,000 for the nine months ended November 2, 2013 and October 27, 2012, respectively.

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

At November 2, 2013, the Company’s prime-based interest rate was 3.75%. The Company had approximately $15.0 million of its outstanding borrowings in LIBOR-based borrowings with an interest rate of 1.64%. All of the LIBOR-based borrowings expired by November 7, 2013. When a LIBOR-based borrowing expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

At November 2, 2013, the Company had outstanding borrowings under the Credit Facility of $27.0 million. Outstanding standby letters of credit were $2.2 million and documentary letters of credit were $0.1 million. Unused excess availability at November 2, 2013 was $70.7 million. Average monthly borrowings outstanding under this facility during the first nine months of fiscal 2013 were $12.8 million, resulting in an average unused excess availability of approximately $70.0 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

The fair value of the amount outstanding under the Credit Facility at November 2, 2013 approximated the carrying value.

Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC

On September 30, 2013, the Company entered into three Equipment Security Notes for equipment financing, whereby the Company borrowed an aggregate of $12.2 million. The notes were issued pursuant to a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC, dated July 20, 2007 and most recently amended on September 30, 2013 (as amended, the “Master Agreement”). On October 1, 2013, the Company entered into an additional Equipment Security Note for $1.7 million (all such notes, the “Notes”).

The Notes are for 48 months and accrue interest at a fixed rate of 3.1067%. Principal and interest, in arrears, are payable monthly, commencing on October 30, 2013 and November 1, 2013, respectively.

The Notes are secured by a security interest in all of the Company’s rights, title and interest in and to certain equipment. The Company is subject to a prepayment penalty equal to 1% of the prepaid principal of the Notes until the first anniversary, 0.5% of the prepaid principal from the first anniversary until the second anniversary and no prepayment penalty thereafter. The Master Agreement includes default provisions that are customary for financings of this type and are similar and no more restrictive than the Company’s existing credit facility with Bank of America, N.A.

At November 2, 2013, the outstanding balance of the Notes was $13.8 million.

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

2006 Incentive Compensation Plan and 2013-2016 LTIP

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

Assuming the Company achieves the performance target and 100% of the Projected Benefit Amount vests, excluding estimated forfeitures, the total potential value of all awards over this four-year period would be approximately $22.4 million. Approximately half of the compensation expense relates to the time-vested awards, which is being expensed over forty-four months, based on the respective vesting dates. As the performance targets were not deemed probable at November 2, 2013, no expense for the performance-based awards has been recognized for the first nine months of fiscal 2013.

2006 Plan—Stock Option and Restricted Share Award Activity

The following tables summarize the stock option activity and restricted share activity under the 2006 Plan for the first nine months of fiscal 2013:

Stock Options	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at beginning of year	376,374	$4.31
Options granted	2,765,414	5.05
Options canceled	(41,425)	4.96
Options exercised	—	—

Outstanding options at end of quarter	3,100,363	$4.96	9.1 years	$5,177,325
Options exercisable at end of quarter	316,435	$4.54	5.6 years	$693,966

Restricted Shares	Number of Shares	Weighted-average Grant-Date Fair Value (1)
Restricted shares outstanding at beginning of year	483,403	$3.90
Restricted shares granted	2,229,364	5.08
Restricted shares vested	(310,088)	3.74
Restricted shares canceled	(33,598)	4.97

Restricted shares outstanding at end of quarter	2,369,081	$5.01

(1)	The fair value of a restricted share is equal to the Company’s closing stock price on the date of grant.

1992 Stock Incentive Plan (the “1992 Plan”)—Stock Option Activity

The following table summarizes stock option activity under the 1992 Plan for the first nine months of fiscal 2013:

Stock Options	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,329,815	$6.35
Options granted	—	—
Options canceled	(13,000)	8.63
Options exercised (1)	(400,040)	5.16

Outstanding at end of quarter	916,775	$6.83	0.9 years	$316,005
Options exercisable at end of quarter	916,775	$6.83	0.9 years	$316,005

(1)	During the first nine months of fiscal 2013, options to purchase 400,040 shares of common stock, with an intrinsic value of approximately $183,000, were exercised. This includes options that were exercised through net share settlement. As a result, only 96,242 shares were issued with no corresponding option cost.

Share Availability Under the 2006 Plan

At November 2, 2013, the Company has 488,272 shares available for future grant under the 2006 Plan, all of which remain available under the sublimit for awards other than options and stock appreciation rights. No further grants can be made under the 1992 Plan.

Non-Employee Director Stock Purchase Plan

The Company granted 38,813 shares of common stock, with a fair value of approximately $226,658, to certain of its non-employee directors as compensation in lieu of cash for the first nine months of fiscal 2013.

Valuation Assumptions for Stock Options and Restricted Stock

In total, the Company granted stock options to purchase 2,765,414 and 51,286 shares of common stock for the first nine months of fiscal 2013 and fiscal 2012, respectively. For the first nine months of fiscal 2013, the Company granted 2,229,364 shares of restricted stock. The majority of the grants of both stock options and restricted stock for the first nine months of fiscal 2013 were attributable to the Company’s 2013-2016 LTIP. There were no grants of restricted stock for the first nine months of fiscal 2012.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average grant date fair-value of stock options granted during the first nine months of fiscal 2013 was $2.07 per share.

The following assumptions were used for grants for the first nine months of fiscal 2013 and fiscal 2012:

	November 2, 2013	October 27, 2012
Expected volatility	52.0%	55.0%
Risk-free interest rate	0.34 - 0.79%	0.31 - 0.67%
Expected life	3.0 - 4.1 yrs	3.0 - 4.5 yrs
Dividend rate	—	—

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

For the first nine months of fiscal 2013 and fiscal 2012, the Company recognized total stock-based compensation expense of $1.5 million and $0.9 million, respectively. The total compensation cost related to time-vested stock options and time-based restricted stock awards not yet recognized as of November 2, 2013 is approximately $6.4 million which will be expensed over a weighted average remaining life of 29 months. At November 2, 2013, the Company had $7.1 million of unrecognized compensation expense related to its performance-based stock options and restricted stock. As discussed above, the Company would begin recognizing compensation when achievement of the performance targets becomes probable.

4.	Earnings Per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the nine months ended
(in thousands)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Common Stock Outstanding
Basic weighted average common shares outstanding	48,553	48,053	48,441	47,887
Common stock equivalents – stock options and restricted stock. Common stock equivalents of 594 shares and 282 shares for the three and nine months ended November 2, 2013, respectively, and 410 shares for the three months ended October 27, 2012, were excluded due to the net loss	—	—	—	449

Diluted weighted average common shares outstanding	48,553	48,053	48,441	48,336

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period because the exercise price of such options was greater than the average market price per share of common stock, adjusted for any unearned compensation for the respective periods, if applicable.

	For the three months ended		For the nine months ended
(in thousands, except exercise prices)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Stock Options (time-vested)	1,759	1,474	2,214	1,657
Restricted Stock (time-vested)	—	—	1,099	—
Range of exercise prices of such stock options	$4.96 - $10.26	$4.24 - $10.26	$4.54 - $10.26	$3.76 - $10.76

The above options, which were outstanding at November 2, 2013, expire from November 3, 2013 to October 31, 2023.

Excluded from the Company’s computation of basic and diluted earnings per share for the third quarter and first nine months of fiscal 2013, were 1,099,306 shares of unvested performance-based restricted stock and 1,349,553 performance-based stock options. These performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved. In addition, 1,099,306 shares of unvested time-based restricted stock are excluded from the computation of basic earnings per share until such shares vest. See Note 3, Stock-Based Compensation, for a discussion of the Company’s 2013-2016 LTIP and the respective performance targets.

Although the shares of performance-based and time-based restricted stock issued in connection with the 2013-2016 LTIP are not considered outstanding or common stock equivalents for earnings per share purposes until certain vesting and performance thresholds are achieved, all 2,198,612 shares of restricted stock are considered issued and outstanding. Each share of restricted stock has all of the rights of a holder of the Company’s common stock, including, but not limited to, the right to vote and the right to receive dividends, which rights are forfeited if the restricted stock is forfeited.

5.	Income Taxes

At November 2, 2013, the Company had net deferred tax assets of approximately $51.9 million, with a corresponding valuation allowance of $3.5 million. The deferred tax assets include approximately $37.2 million of net operating loss carryforwards and approximately $7.1 million of deferred gain on sale-leaseback and, to a lesser extent, other book/tax timing differences. As of November 2, 2013, the Company had gross net operating loss carryforwards of $100.9 million for federal income tax purposes and $56.1 million for state income tax purposes that are available to offset future taxable income through fiscal year 2033. Included in the net operating loss carryforwards for both federal and state income tax is approximately $13.1 million relating to stock compensation deductions, the tax benefit from which, if realized, will be credited to additional paid-in capital.

On a continuing income basis, the Company’s effective tax rate for the first nine months of fiscal 2013 was 40.1% as compared to 40.5% for the first nine months of fiscal 2012 and is consistent with the statutory tax rate applicable to the U.S. and the blended state rate for the states in which the Company conducts business. The effective tax rate for the first nine months of fiscal 2013 is calculated based on a forecasted pre-tax loss for fiscal 2013 versus the effective tax rate for the first nine months of fiscal 2012 which was calculated based on projected pre-tax income for fiscal 2012. Discrete items, including provision to return true-ups are affecting the tax rate by 3.8 percentage points for the first nine months of fiscal 2013. Without these discrete items, the effective tax rate would have been 36.3%. These discrete items are expected to impact our tax rate for fiscal 2013 by 6.2 percentage points resulting in an expected rate of 42.5%.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to Topic 740, Income Taxes, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At November 2, 2013, the Company had no material unrecognized tax benefits.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and certain foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 1997, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the first nine months of fiscal 2013.

6.	Discontinued Operations

In the second quarter of fiscal 2012, the Company exited its European Direct business. As a result, the operating results of the European Direct business for the first nine months of fiscal 2012 have been reclassified to reflect the operating results as discontinued operations. The following table summarizes the results from discontinued operations from the Company’s European Direct Business for the third quarter and first nine months of fiscal 2012. No activity occurred in fiscal 2013.

(in thousands)	For the three months ended October 27, 2012	For the nine months ended October 27, 2012
Sales	$—	$813
Gross margin	—	(84)
Selling, general and administrative expenses	4	(1,841)
Depreciation and amortization	—	(8)
Benefit from income taxes	—	—

Loss from discontinued operations, net of taxes	$4	$(1,933)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from such forward-looking statements. We encourage readers to refer to Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, filed with the Securities and Exchange Commission on March 15, 2013, and Part II, Item 1A of subsequent Quarterly Reports, including this Quarterly Report, which identify certain risks and uncertainties that may have an impact on our future earnings and the direction of our Company.

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

BUSINESS SUMMARY

Destination XL Group, Inc. (formerly known as Casual Male Retail Group, Inc.) together with our subsidiaries (the “Company”) is the largest specialty retailer of big & tall men’s apparel with retail and direct operations in the United States, London, England and direct businesses throughout the United States and Canada. We operate under the trade names of Destination XL®, DXL®, Casual Male XL®, Casual Male XL Outlets, Rochester Clothing, B&T Factory Direct™, ShoesXL® and LivingXL®. At November 2, 2013, we operated 74 Destination XL stores, 235 Casual Male XL retail stores, 55 Casual Male XL outlet stores and 11 Rochester Clothing stores. Our direct business includes our DestinationXL.com e-commerce site and several brand mailers which support our brands and product extensions.

Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years which end on February 1, 2014 and February 2, 2013 as “fiscal 2013” and “fiscal 2012,” respectively. Fiscal 2013 is a 52-week period and Fiscal 2012 was a 53-week period.

We are in the process of transforming our retail channel to the DXL concept, having opened 74 DXL stores and having closed 167 Casual Male XL and Rochester Clothing stores to date, with another approximately 150 DXL stores to be opened and 200 Casual Male XL and Rochester Clothing stores to close through the end of 2015. We converted our direct channel to the DXL concept in fiscal 2012. The DXL concept offers our target market a superior shopping experience with broad merchandise assortments that fulfill the lifestyle needs of our customers, with a customer service approach that provides consultative assistance with our customers’ wardrobe needs, all in an updated pleasant, roomy environment designed specifically for our niche market.

Total comparable sales for all periods include our retail stores that have been open for at least one full fiscal year together with our direct business sales. Our direct business is included as part of our calculation of total comparable sales because we are a multi-channel retailer offering our customers convenient alternatives for their shopping needs. Retail comparable sales reflect same-store sales and exclude our direct business. Stores that have been remodeled, expanded or re-located during the period are also included in our determination of comparable sales. Most of our DXL stores are considered relocations and comparable to all the closed stores in each respective market area for the first twelve months. For the first nine months of fiscal 2013, all 74 DXL stores were included in our comparable store base. The sales from 38 of those 74 DXL stores are comparable to prior year sales that included the sales from 58 closed Casual Male XL stores and one closed Rochester Clothing store. On a comparable sales basis, our selling square footage for those 38 DXL stores increased 60.3% compared to the square footage of the comparable Casual Male XL and Rochester Clothing stores that were closed. The method of calculating comparable sales varies across the retail industry and, as a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies.

SEGMENT REPORTING

We report our operations as one reportable segment, Big & Tall Men’s Apparel, which consists of our two principal operating segments: retail and direct. We consider our operating segments to be similar in terms of economic characteristics, production processes and operations, and have therefore aggregated them into a single reporting segment.

RESULTS OF OPERATIONS

Executive Summary

For the third quarter of fiscal 2013, we had a net loss of $4.1 million, or $(0.08) per diluted share, compared to a net loss of $1.6 million, or $(0.03) per diluted share, for the third quarter of fiscal 2012. For the first nine months of fiscal 2013, we had a net loss of $4.6 million, or $(0.10) per diluted share, compared to net income of $1.9 million, or $0.04 per diluted share, for the first nine months of fiscal 2012. As we have mentioned, fiscal 2013 is a transition year for us as we work towards transforming from Casual Male XL stores to DXL stores.

The decrease in earnings for both the third quarter and first nine months of fiscal 2013 is due primarily to the increase in marketing costs related to our national marketing campaign as well as pre-opening costs, such as payroll and occupancy, related to the opening of our DXL stores and trademark amortization. In aggregate, for the third quarter and first nine months of fiscal 2013, we incurred transition costs and additional marketing costs of $5.8 million, or $0.07 per share, and $15.2 million, or $0.19 per share, respectively, as compared to the third quarter and first nine months of fiscal 2012.

Despite the extremely challenging retail environment experienced during the third quarter of fiscal 2013, comparable sales increased 4.4% and our merchandise margins for the third quarter of fiscal 2013 improved 90 basis points over the prior year. Similar to most retailers, our sales during most of the third quarter were negatively impacted by the government shutdown which prompted our customers to curtail spending. This, coupled with the unseasonably warm weather, resulted in lower than expected sales for the first two months of the quarter. Our August comparable sales were up 2.4%, but then fell to (1.6%) in September on news of a potential government shutdown, which occurred on October 1, 2013. However, by mid-October with the end of the shutdown and the arrival of colder weather, we saw a significant increase in sales. Comparable sales for October increased 13.6%, with much of the increase occurring after Columbus Day weekend.

While our direct business continues to be impacted negatively by the elimination of our catalog business, we are seeing improvements in our e-commerce business which was up 7.9% for the third quarter of fiscal 2013. Our fall marketing campaign launched at the end of September 2013 and will continue through much of November 2013. Comparable sales for our DXL stores were up 30.2% in the month of October, and the comparable sales for the DXL stores opened longer than a year were up 25.3% in October. We will be able to quantify the impact and success of our fall marketing program more thoroughly next quarter once the flight is completed.

Corporate Name Change

During the first quarter of fiscal 2013, we formally changed our corporate name to Destination XL Group, Inc. to reflect our transition to our DXL retail stores and DestinationXL.com website. This followed the change we made in December 2012 of our stock ticker symbol to “DXLG.”

Destination XL

Fiscal 2013 is a transitional year for us as we continue to accelerate our DXL store openings. Our original plan for fiscal 2013 was to open an additional 57 to 64 DXL stores while closing 110 to 119 Casual Male XL and Rochester Clothing stores. We now expect 53 DXL stores to open in fiscal 2013 while closing 102 Casual Male XL and Rochester Clothing stores. In fiscal 2014, we plan to open 60 DXL stores, completing the roll-out with an expected total of 215 to 230 stores by the end of fiscal 2015.

Through the end of the third quarter of fiscal 2013, we have opened 74 DXL stores. All 74 stores are considered “comparable stores” at November 2, 2013, with a combined comparable sales increase of 17.7% for the third quarter of fiscal 2013 and a comparable sales increase of 21.4% for the first nine months of fiscal 2013. For the 36 DXL stores opened greater than a year, the comparable sales increase in the third quarter was 11.3% and 11.5% for the first nine months of fiscal 2013. An important metric for the long-term growth of the DXL concept is dollars per transaction which rose 17.4% in the third quarter as a result of continued improvement in sales associate productivity and an enhancement in the sales mix towards higher priced name brands and increased sales penetration in tailored clothing. For the first nine months of fiscal 2013, dollars per transaction have increased 17.5% over the prior year.

The DXL stores accounted for approximately 26.5% of our total retail comparable store sales for the first nine months of fiscal 2013 as compared to 11.3% for the prior year’s first nine months. During the third quarter of fiscal 2013, the number of visits to our DXL stores increased 2.1% and, on average, our DXL stores experienced a 30.0% lift in new customers as compared to the prior year third quarter. Our DXL stores continue to outperform our Casual Male XL stores and as the chain is converted, our top line sales growth should improve accordingly.

As we have previously disclosed, this transition will result in incremental annual costs, excluding marketing costs, of approximately $10.0 million per annum, as a result of early store closures, as well as additional selling, general and administrative (“SG&A”) expenses to support the rollout. Additionally, we expect to incur $1.6 million in amortization costs in fiscal 2013 related to our Casual Male trademark, with the remaining $2.5 million amortized on an accelerated basis through fiscal 2018. The rollout is expected to be substantially completed by the end of fiscal 2015. The capital expenditures, incremental SG&A and other charges totaling approximately $150 million over the next three years associated with the accelerated rollout, are expected to be funded primarily from operating cash flows, equipment financings and borrowings under our credit facility.

For the third quarter of fiscal 2013, we incurred transition costs of $2.8 million related to $1.0 million of pre-opening occupancy and lease exit costs, $1.5 million of SG&A expenses related to pre-opening payroll, training and store operations and $0.3 million in trademark amortization. In addition, for the quarter our marketing costs increased $3.0 million over the prior year to fund the national marketing campaign. For the first nine months of fiscal 2013, total transition costs were $8.3 million and included $2.6 million of pre-opening occupancy costs and lease exit costs, $4.4 million of SG&A expenses and $1.3 million related to trademark amortization. Marketing costs increased $6.9 million as compared to the first nine months of fiscal 2012.

National Marketing Campaign

In fiscal 2012, we developed and tested a new marketing program to help us build DXL brand awareness, introducing our customer base to the new DXL concept. We developed and tested a full marketing campaign in select markets, which consisted of a combination of television, radio and digital advertising. We launched the first flight of our national marketing campaign on May 5, 2013. The advertising ran for a six week period. As a result of the campaign, we saw DXL brand awareness increase 38% from 13% to 18%. Brand awareness among our smaller 40-46” waist customer increased by 64% from 9.2% to 15.1%. In addition, we saw a positive shift in the percentage of sales from our smaller size categories, with a 250 basis point increase in our 1x to 3x tops and a 420 basis point increase in the percentage of sales from our 40-46” waist sizes. In total, our first quarter comparable sales for our DXL stores increased 17.7% while for the second quarter comparable sales rose to an increase of 28.8%, largely driven by our Spring marketing campaign. For our DXL stores opened more than a year, comparable sales increased 4.7% for the first quarter of fiscal 2013 but rose to 16.5% for the second quarter as a result of the Spring marketing campaign. During the last five weeks of the third quarter of fiscal 2013, when the Fall marketing campaign was running, DXL comparable sales were up 23.3%, and DXL stores opened longer than a year were up 20.2%.

Our Fall marketing program began at the end of September 2013 and runs for seven weeks. Similar to our Spring flight, we are using a mix of radio, digital and TV. Moreover, we are including one additional week and two broadcast networks in our current marketing flight, which we believe will result in increased impressions and an additional reach of approximately 12% over the Spring flight. While we will not be able to measure the impact of our Fall marketing campaign until after it finishes in the fourth quarter of fiscal 2013, we anticipate that the marketing will continue to build our brand awareness.

Fiscal 2013 Outlook

Despite the sales shortfall that we incurred during August and September, we believe that our current earnings guidance, at the low-end of the range, is achievable. For fiscal 2013, we are planning on the following:

•	Sales of approximately $395.0 million with a comparable sales increase of approximately 5%.

•	Gross margin rate is expected to measure ±10 basis points from fiscal 2012, which is based on merchandise margins improving by approximately 100 basis points with an offsetting increase in occupancy costs of approximately 100 basis points.

•	SG&A costs are planned to increase by approximately $10.0 million. The increase in SG&A costs is primarily related to preopening costs, payroll (both store and support) as well as increased marketing costs associated with the national marketing campaign to raise DXL awareness with our target market. As a percentage of sales, SG&A expenses are expected to increase by 300 basis points.

•	Operating margin as a percent of sales for fiscal 2013 is expected to be approximately (0.8)%. As a result, we are forecasting a net loss for fiscal 2013 of approximately $(0.05) per diluted share.

We expect to spend approximately $57.0 million in capital expenditures in fiscal 2013, which will be partially offset by approximately $11.9 million in tenant allowances, primarily related to opening our DXL stores. We expect to fund the remainder of our capital expenditures primarily from our operating cash flow and equipment financing loans of approximately $17.0 million. We also expect to have borrowings under our credit facility of $5.0-$6.0 million at the end of the year. Our cash balance is expected to be approximately $5.0 million, resulting in a net debt position of $17.0-$18.0 million at the end of fiscal 2013 (up from our previous estimate of $10.0-$15.0 million). From a liquidity perspective, we expect cash flow from operating activities of $27.0 million (including the $11.9 million of tenant allowances), resulting in negative free cash flow (as defined below under “Presentation of Non-GAAP Measures”) of approximately $(30.0) million.

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

We calculate free cash flows as cash flow provided by operating activities less capital expenditures and discretionary store asset acquisitions, if applicable:

(in millions)	For the first nine months ended November 2, 2013	For the first nine months ended October 27, 2012	Projected Cash Flow Fiscal 2013
Cash flow provided by operating activities:
Cash flow provided by operating activities other than tenant allowances	$(8.9)	$7.8	$15.1
Tenant allowances	3.4	0.6	11.9

Cash flow provided by operating activities	(5.5)	8.4	27.0
Less: capital expenditures	(38.2)	(21.3)	(57.0)

Free cash flow	$(43.7)	$(12.9)	$(30.0)

The decrease in free cash flow of $30.8 million for the first nine months of fiscal 2013 as compared to the first nine months of the prior year is due to the decrease in operating income, partly due to DXL-related transition costs of $8.2 million, as well as our increased marketing costs of $7.0 million, an increase in capital expenditures related to the DXL store openings and timing of other working capital.

Financial Summary

Sales

For the third quarter of fiscal 2013, total sales were $88.2 million as compared to $88.7 million for the third quarter of fiscal 2012. The decrease of $0.5 million in total sales was principally due to a decrease of $3.5 million in closed stores related to lease termination or stores unassociated with a DXL store and a decrease of $0.4 million due to the shift in comparable weeks partially offset by a comparable sales increase of 4.4%, or $3.7 million, as compared to the third quarter of fiscal 2012. As summarized in the table below, the comparable sales increase of 4.4% consisted of an increase in our retail business of 6.4%, or $4.4 million, offset by a decrease in our direct business of 4.5%, or $0.7 million. The decrease in the direct business was primarily driven by a decrease in our catalog sales of $1.5 million for the third quarter of fiscal 2013 as compared to last year’s third quarter. The increase in our retail business of $4.4 million was driven by our 74 DXL stores which had a comparable store sales increase of $3.4 million, or 17.7%, as compared to the third quarter of fiscal 2012. Our remaining retail stores had a comparable sales increase of $1.0 million, or 2.0%.

The following is a summary of the breakdown of our comparable sales for the third quarter and first nine months of fiscal 2013:

	Number of Stores	Third Quarter of Fiscal 2013	First Nine Months of Fiscal 2013
Total comparable sales		4.4%	2.5%
Retail Business	375	6.4%	4.7%
DXL stores (1)	74	17.7%	21.4%
Casual Male XL and Rochester Clothing stores	301	2.0%	(0.3%)
Direct Business		(4.5%)	(6.8%)
E-commerce		7.9%	3.3%
Catalog		(73.3%)	(60.9%)

(1)	Of the 74 comparable DXL stores, 36 stores have been open more than one year and had a comparable sales increase of 11.3% and 11.5% for the third quarter and first nine months of fiscal 2013, respectively.

The decrease in sales of $3.5 million from closed stores is due to the overall drop in sales from our Casual Male XL and Rochester Clothing stores that have closed since last year and have not been replaced with a DXL store. These stores were primarily smaller volume stores located in remote, outlying areas and were outside of our DXL market areas. The following table summarizes the year-over-year change in sales for the third quarter and first nine months of fiscal 2013:

	Sales
	For the third quarter	For the nine months
	(in millions)

Third quarter and nine months fiscal 2012	$88.7	$284.8

Less 2012 sales for stores that have closed (1)	(3.5)	(11.8)

	$85.2	$273.0

Increase in DXL comparable sales	3.4	10.8
Increase in internet sales	0.8	1.1
Decrease in catalog sales	(1.5)	(4.2)
Other, net (2)	0.3	(1.3)

Third quarter and nine months fiscal 2013	$88.2	$279.4

(1)	Represents Casual Male XL and Rochester Clothing stores that closed during fiscal 2012 or fiscal 2013 and are not associated with a DXL store for comparable sales purposes.
(2)	Includes a $0.4 million decrease and a $0.4 million increase in sales for the third quarter and first nine months, respectively, due to the shift in comparable weeks. Fiscal 2012 was a 53 week year; therefore, comparable sales for fiscal 2013 are shown on a trailing 52 week comparison.

For the first nine months of fiscal 2013, total sales were $279.4 million as compared to $284.8 million for the first nine months of fiscal 2012. The decrease of $5.3 million in total sales was principally due to a decrease of $11.8 million in closed stores related to lease termination or stores unassociated with a DXL store, partially offset by a comparable sales increase of 2.5%, or $6.8 million. As summarized in the table above, the comparable sales increase of 2.5% consisted of an increase in our retail business of 4.7%, or $10.3 million, partially offset by a decrease in our direct business of 6.8%, or $3.5 million. The increase in our retail business for the first nine months of fiscal 2013 included a comparable store sales increase from our DXL stores of 21.4%, or $10.8 million, over the prior year’s first nine months. Our remaining stores had a comparable store sales decrease of 0.3%, or $0.5 million.

During the second quarter of fiscal 2013, we eliminated our catalogs completely. As a result, sales from our catalogs and mailers decreased 73.3%, or $1.5 million, in the third quarter compared to the prior year. We are replacing our catalogs with more cost-effective 16-page direct mailers. We have been decreasing our circulations and impressions over the past year, with total impressions down 97.4% and total circulation down 89.4% in the third quarter, as part of our shift toward our more profitable e-commerce business.

Catalog sales accounted for approximately 8.5% of our direct sales for the first nine months of fiscal 2013 as compared to 20.0% for the first nine months of fiscal 2012. While catalog sales have decreased, the profit margin from our direct business continues to improve. The operating margin for the third quarter of fiscal 2013 increased 42.7%, from 21.3% to 30.4%, and the operating margin for the first nine months increased 16.5%, from 23.7% to 27.6%. The operating margin is expected to approximate 30% for fiscal 2013, up by almost 400 basis points from fiscal 2012. In the long-term, we expect our e-commerce business to replace the current shortfall in sales from our legacy brand catalogs.

Gross Profit Margin

For the third quarter of fiscal 2013, our gross margin rate, inclusive of occupancy costs, was 44.5% as compared to a gross margin rate of 44.0% for the third quarter of fiscal 2012. The increase of 50 basis points for the third quarter of fiscal 2013 was the result of an improvement in merchandise margins of 90 basis points partially offset by an increase in occupancy costs of 40 basis points. On a dollar basis, occupancy costs for the third quarter of fiscal 2013 increased 1.6% over the prior year. The increase in occupancy costs for the third quarter of fiscal 2013 as compared to the prior year’s third quarter was due to the timing of DXL store openings and the associated pre-opening costs as well as the timing of our Casual Male XL store closings and lease exit costs. The improvement in merchandise margins of 90 basis points was the result of continued improvement in our initial markups as well as a favorable markdown rate compared to the prior year.

For the first nine months of fiscal 2013, our gross margin rate, inclusive of occupancy costs, was 46.3% as compared to a gross margin rate of 46.1% for the first nine months of fiscal 2012. The increase of 20 basis points was due to an improvement in our merchandise margins of 100 basis points partially offset by an increase in occupancy costs of 80 basis points.

We are expecting that our occupancy costs for fiscal 2013, on a dollar-basis, will increase approximately $4.0 million as a result of adding approximately 53 DXL stores in fiscal 2013 and certain lease termination costs associated with closing approximately 102

Casual Male XL and Rochester Clothing stores. As a result, we expect occupancy costs will be approximately 100 basis points higher than fiscal 2012. From a merchandise margin perspective, we are planning a continued improvement of approximately 100 basis points. Accordingly, for fiscal 2013, we are expecting that gross margin will be ± 10 basis points.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A expenses for the third quarter of fiscal 2013 increased to 46.6% as compared to 42.5% for the third quarter of fiscal 2012. On a dollar basis, SG&A expenses increased $3.4 million, or 9.1%, for the third quarter of fiscal 2013 as compared to the prior year’s third quarter. The increase of $3.4 million is principally due to incremental costs of approximately $3.0 million related to marketing costs associated with our national marketing program and DXL transition costs of approximately $1.5 million for increased payroll-related costs, such as pre-opening payroll, training and store operations, and an increase in stock-based compensation expense of $0.6 million related to the Company’s long-term incentive program. These increases were partially offset by a reduction in bonus accruals of $1.0 million over the prior year’s third quarter.

For the first nine months of fiscal 2013, SG&A expenses were 43.9% of sales as compared to 39.7% of sales for the first nine months of fiscal 2012. On a dollar basis, SG&A expenses increased $9.7 million, or 8.6%, for the first nine months of fiscal 2013 as compared to the prior year’s first nine months. Similar to the third quarter of fiscal 2013, the increase in SG&A of $9.7 million for the first nine months of fiscal 2013 is primarily due to an increase of $6.9 million in additional marketing costs and $4.4 million in DXL transition costs offset by net savings in $1.6 million in corporate expenses.

As discussed above, fiscal 2013 is a transition year for us and, as such, our SG&A expenses are expected to be noticeably higher than they have been in past years. Based on our forecast and expected store openings, we expect that our SG&A expenses will increase by approximately $10.0 million and as a percentage of sales will be approximately 300 basis points higher than fiscal 2012. This increase in dollars is primarily related to increased store payroll to support our planned opening of approximately 53 new DXL stores, incremental marketing costs associated with our national marketing campaign in an effort to increase brand awareness, costs to close approximately 102 Casual Male XL and Rochester Clothing stores and other infrastructure-related costs. Overall, we expect to limit our SG&A growth rates, except where necessary to support our growth activities or where there are unanticipated costs that are necessary to support our overall activities.

Depreciation and Amortization

Depreciation and amortization for the third quarter of fiscal 2013 was $4.9 million as compared to $3.8 million for the third quarter of fiscal 2012. For the first nine months of fiscal 2013, depreciation and amortization was $13.6 million as compared to $11.3 million for the first nine months of fiscal 2012. The increase for the both the third quarter and first nine months of fiscal 2013 is due to capital expenditures of $38.2 million, primarily related to our DXL store growth.

Interest Expense, Net

Net interest expense for the third quarter of fiscal 2013 was $0.3 million as compared to $0.2 million for the third quarter of fiscal 2012. For the first nine months of fiscal 2013, net interest expense was $0.7 million as compared to $0.4 million for the first nine months of fiscal 2012. Interest expense for the past few years has remained relatively low due to minimal borrowings on our credit facility. However, with our planned store growth in fiscal 2013, we expect interest costs during fiscal 2013 will increase slightly as we fund a portion of our store growth with limited borrowings from our credit facility and equipment financings.

During the second quarter of fiscal 2013, we amended and extended our credit facility. As part of the amendment, our interest rate costs decreased approximately 50 basis points and our availability under the credit facility increased by approximately $25 million. During the third quarter of fiscal 2013, we funded approximately $13.9 million of our capital expenditures through equipment financing. See “Liquidity and Capital Resources” for more discussion regarding our current credit facility, equipment financings and future liquidity needs.

Income Taxes

At November 2, 2013, our total deferred tax assets were approximately $51.9 million, with a corresponding valuation allowance of $3.5 million. The deferred tax assets include approximately $37.2 million of net operating loss carryforwards and approximately $7.1 million of deferred gain on our sale-leaseback and, to a lesser extent, other book/tax timing differences.

The effective tax rate for the first nine months of fiscal 2013 was 40.1%. The effective tax rate for fiscal 2013 is expected to be approximately 42.5%. Discrete items, including provision to return true-ups are affecting the tax rate by 3.8 percentage points for the first nine months of fiscal 2013. Without these discrete items, the effective tax rate would have been 36.3%. These discrete items are expected to impact our tax rate for fiscal 2013 by 6.2 percentage points resulting in an expected rate of 42.5%.

Income/Loss from Continuing Operations

For the first nine months of fiscal 2013, we had a loss from continuing operations of $4.6 million, or $(0.10) per diluted share, compared to income from continuing operations of $3.8 million, or $0.08 per diluted share, for the first nine months of fiscal 2012. The decrease is primarily attributable to the DXL transition costs and increased marketing costs, discussed above, of $15.2 million, or $0.19 per diluted share, for the first nine months of fiscal 2013.

Discontinued Operations

In the second quarter of fiscal 2012, we closed our European direct business. The operating results for the European direct business for the first nine months of fiscal 2012 are reported as discontinued operations.

Net Income (Loss)

For the third quarter of fiscal 2013, we had a net loss of $4.1 million, or $(0.08) per diluted share, compared to a net loss of $1.6 million, or $(0.03) per diluted share, for the third quarter of fiscal 2012. For the first nine months of fiscal 2013, we had a net loss of $4.6 million, or $(0.10) per diluted share, compared to net income of $1.9 million, or $0.04 per diluted share, for the first nine months of fiscal 2012.

Inventory

At November 2, 2013, total inventory was $119.6 million compared to $104.2 million at February 2, 2013 and $116.1 million at October 27, 2012. On a dollar basis, inventories have increased 3.0% at November 2, 2013 as compared to October 27, 2012; however, unit-basis inventories have increased only 1.2%. Unit inventories in branded apparel have increased as we open more DXL stores, which have a greater mix of branded apparel and therefore a higher carrying cost. Although our store count has decreased from the third quarter of fiscal 2012, our square footage is relatively flat at November 2, 2013 as compared to October 27, 2012. At the end of fiscal 2013, inventories are expected to drop 2.5% from the prior year.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility, which was most recently amended in June 2013, with Bank of America, N.A (“Credit Facility”). Our current cash needs are primarily for working capital (essentially inventory requirements), capital expenditures and growth initiatives. We currently believe that our existing cash generated by operations together with external borrowings will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements.

During the third quarter of fiscal 2013, we financed approximately $13.9 million of capital expenditures through equipment financing loans pursuant to a Master Loan and Security Agreement described below. We currently expect to finance up to an additional $16.1 million of equipment acquisitions over the next twelve months pursuant to this agreement, resulting in aggregate equipment financing loans of up to $30.0 million.

As discussed below, our capital expenditures for fiscal 2013 are expected to be $57.0 million, primarily related to the planned opening of 53 new DXL stores and information technology projects. However, we expect to receive approximately $11.9 million in tenant allowances which will partially offset these capital expenditures. We are funding our store growth in fiscal 2013 primarily through earnings and equipment financing loans, with limited borrowings from our Credit Facility. For fiscal 2013, while our borrowings under our Credit Facility are projected to reach approximately $30.0 million during our key seasonal buying periods, we expect that our borrowings at the end of fiscal 2013 will be approximately $5.0-$6.0 million, with equipment financing loans of approximately $17.0 million.

Credit Facility

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

We had outstanding borrowings of $27.0 million under the Credit Facility at November 2, 2013. Outstanding standby letters of credit were $2.2 million and outstanding documentary letters of credit were $0.1 million. The average monthly borrowings outstanding under this facility during the first nine months of fiscal 2013 were approximately $12.8 million, resulting in an average unused excess availability of approximately $70.0 million. Unused excess availability at November 2, 2013 was $70.7 million. Our obligations under the Credit Facility are secured by a lien on all of our assets.

Master Loan and Security Agreement

During the third quarter of fiscal 2013, we entered into four Equipment Security Notes (the “Notes”), whereby we borrowed an aggregate of $13.9 million. The Notes were issued pursuant to a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC, dated July 20, 2007 and most recently amended September 30, 2013. The Notes are secured by a security interest in all of our rights, title and interest in and to certain equipment. The Notes are for 48 months and accrue interest at a fixed rate of 3.1067%. Principal and interest, in arrears, are payable monthly, commencing on October 30, 2013. We are subject to a prepayment penalty equal to 1% of the prepaid principal of the Notes until the first anniversary, 0.5% of the prepaid principal from the first anniversary until the second anniversary and no prepayment penalty thereafter. At November 2, 2013, the outstanding balance of Notes was $13.8 million.

The proceeds from the Notes will be used to fund partially the capital expenditures associated with our DXL store rollout.

Capital Expenditures

The following table sets forth the open stores and related square footage at November 2, 2013 and October 27, 2012, respectively:

	At November 2, 2013		At October 27, 2012
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
Casual Male XL	290	1,020	386	1,355
DXL	74	714	34	347
Rochester Clothing	11	95	12	108

Total Stores	375	1,829	432	1,810

Below is a summary of store openings and closings from February 2, 2013 to November 2, 2013:

Number of Stores:	DXL	Casual Male XL Retail	Rochester Clothing	Casual Male XL Outlets	Total stores
At February 2, 2013	48	297	12	55	412
New stores(1)	—	—	—	—	—
Replaced stores(2)	26	(39)	(1)	—	(14)
Closed retail stores(3)	—	(23)	—	—	(23)

At November 2, 2013	74	235	11	55	375
Estimated store count at February 1, 2014	101	197	10	55	363

(1)	The opening of new DXL stores represents DXL stores opened in new markets.
(2)	Represents the total number of DXL stores opened in existing markets with the corresponding total number of Casual Male XL stores and/or Rochester Clothing stores closed in such markets in connection with those DXL store openings.
(3)	Represents closed stores for which there were no corresponding openings of a DXL store in the same market.

Our capital expenditures for the first nine months of fiscal 2013 were $38.2 million as compared to $21.3 million for the first nine months of fiscal 2012. The $16.9 million increase is primarily related to the opening of 26 new DXL stores during the first nine months of fiscal 2013 as compared to 18 DXL store openings for the first nine months of fiscal 2012.

For fiscal 2013, our capital expenditures are expected to be approximately $57.0 million and we expect to receive approximately $11.9 million in tenant allowances which will partially offset these expenditures. This includes approximately $46.4 million, excluding any allowance, related to the opening of approximately 53 new Destination XL stores and approximately $11.7 million for continued information technology projects (including further web-related enhancements, upgraded planning and allocation software, and an upgraded POS system) with the remainder for general overhead projects. In addition, we expect to close approximately 102 existing stores, most of which are in connection with the opening of our new DXL stores.

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

Interest Rates

We utilize cash from operations and from our recently amended Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires June 26, 2018, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At November 2, 2013, the interest rate on our prime based borrowings was 3.75%. Approximately $15.0 million of our outstanding borrowings were in LIBOR contracts with an interest rate of approximately 1.64%. Based upon a sensitivity analysis as of November 2, 2013, assuming average outstanding borrowing during the first nine months of fiscal 2013 of $12.8 million, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $64,000 on an annualized basis.

Foreign Currency

Our Sears Canada catalog operations conduct business in Canadian dollars and our Rochester Clothing store located in London, England conducts business in British pounds. If the value of the Canadian dollar or British pound against the U.S. dollar weakens, the revenues and earnings of these operations will be reduced when they are translated or remeasured to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of November 2, 2013, sales from our Sears Canada operations and our London Rochester Clothing store were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse affect on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 2, 2013. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 2, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended November 2, 2013 that has materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Employment Agreement between Angela Chew and the Company dated as of January 1, 2013.

10.2	Employment Agreement between Kenneth M. Ederle and the Company dated as of January 1, 2013.

10.3	Employment Agreement between Peter E. Schmitz and the Company dated as of January 1, 2013.

10.4	Employment Agreement between Vickie Smith and the Company dated as of January 1, 2013.

10.5	Employment Agreement between John Wagner and the Company dated as of January 1, 2013.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: November 22, 2013	By:	/S/ PETER H. STRATTON, JR.
Peter H. Stratton, Jr.
Senior Vice President of Finance, Corporate Controller and Chief Accounting Officer