Form 10-K
period 2014-02-01
DESTINATION XL GROUP, INC.
filed 2014-03-17
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2014 (Fiscal 2013)	Commission File Number 01-34219

DESTINATION XL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

(781) 828-9300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of August 3, 2013, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $235.5 million, based on the last reported sale price on that date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily determinative for other purposes.

The registrant had 50,607,809 shares of Common Stock, $0.01 par value, outstanding as of March 7, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III.

DESTINATION XL GROUP, INC.

Index to Annual Report on Form 10-K

Year Ended February 1, 2014

PART I.

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Annual Report are generally located in the material set forth under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause our actual results to differ materially from such forward-looking statements, including, without limitation, those risks and uncertainties, set forth under Item 1A, Risk Factors, which begins on page 14 of this report. Readers are encouraged to review these risks and uncertainties carefully.

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

Item 1. Business

Destination XL Group, Inc., together with our subsidiaries (the “Company”), is the largest specialty retailer of big & tall men’s apparel with retail and direct operations in the United States and London, England and direct operations in Canada. We operate under the trade names of Destination XL®, DXL®, Casual Male XL®, Casual Male XL Outlets, Rochester Clothing, B&T Factory Direct™, ShoesXL® and LivingXL®. We operate 99 Destination XL stores, 198 Casual Male XL retail stores, 52 Casual Male XL outlet stores and 10 Rochester Clothing stores. Our direct business includes our DestinationXL.com e-commerce site and several brand mailers which support our brands and product extensions. Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012 as “fiscal 2013”, “fiscal 2012” and “fiscal 2011,” respectively.

OUR INDUSTRY

The men’s big & tall apparel market, which includes pants with a waist size of 42” and greater, as well as tops sized 1XL and greater, generates approximately $3.5 billion to $4.0 billion in sales annually and represents approximately 11% of the overall men’s apparel business. Growth in this segment has been driven by rapidly changing market demographics. We estimate that our current market share is approximately 11% and believe that we have the potential to reach 17-20%. We believe that we can ultimately achieve this goal by catering to the broader target market, attracting customers from various incomes, age and lifestyle segments and offering the widest selection of sizes and styles that fit well. A substantial opportunity continues to exist for market share growth from the lower-size range of our market, that is, men in the 42”-46” waist size. These sizes are usually at the high end of the size range for most retailers and, as a result, the selection is usually limited at such retailers.

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

Through fiscal 2010, we primarily operated Casual Male XL retail stores, Casual Male XL outlet stores, Rochester Clothing stores and associated websites and catalogs. We catered to all customers through these three store formats, from our value-oriented customer (Casual Male XL outlets) to our luxury-oriented customer (Rochester Clothing stores). During that year, we tested a new store concept, Destination XL (“DXL”). The DXL store concept merged all of our existing brands under one roof, offering our customers a superior shopping environment with an extensive assortment of product and an increased presence of name brands, without having to shop multiple stores. In addition to offering our customers a wide assortment, we also wanted to provide them with an outstanding and unique shopping experience. As we discuss below, we are focused on providing outstanding customer service through our DXL concept, with everything from larger fitting rooms to professional, trained associates providing both personal attention and on-site tailoring. With the success of this store format, we then made a similar change to our e-commerce business in fiscal 2011 when we launched our DestinationXL.com website which, like our DXL store, merged all of our previous websites into one consolidated site providing our customers the ability to cross-shop our brands easily.

Our DXL store format has proven to be successful for us and our customers and, based on the positive performance and future growth opportunities of this concept, we are in the process of completely transitioning our business by opening DXL stores and exiting the majority of our Casual Male XL retail stores and a number of our Rochester stores. As part of our new direction, in December 2012, we changed our NASDAQ stock ticker symbol to “DXLG” followed by a change in February 2013 of our corporate name to “Destination XL Group, Inc.” Changing our corporate name to Destination XL Group, Inc. better reflects who we are today as we expand the Destination XL concept and rebrand our Company as a whole.

BUSINESS STRATEGY

Our primary business strategy over the near term is to convert the majority of our Casual Male XL and Rochester Clothing stores to our DXL store format. Initially, we had planned to convert to our DXL format over a five-year period. However, during the first half of fiscal 2012, we began to see a shift in our Casual Male XL stores. Those Casual Male XL stores that were in close proximity to a DXL store initially were experiencing negative sales trends compared to the remainder of the chain. At the same time, our DXL stores were outperforming the chain. As a result, in August 2012, we made the decision to accelerate the roll-out of our DXL stores and shut down the majority of our Casual Male XL stores by fiscal 2016. Fiscal 2013 represented the first full year of this three-year accelerated plan. We opened 51 DXL stores and closed 102 Casual Male XL stores and 2 Rochester Clothing stores. In addition, in spring 2013 we launched our first national marketing campaign with the primary focus of building DXL brand awareness. We expected fiscal 2013 to be a break-even year for us because of the increased costs to grow our DXL store base, close our Casual Male XL stores and launch our marketing campaign. However, while comparable sales from our DXL chain were up 19.3% for fiscal 2013, our sales results for fiscal 2013 were below our expectations. The sales shortfall we experienced can be attributed to:

•	Erosion of our Casual Male customer base, as we have closed stores but those customers have taken longer to migrate to our DXL stores than first anticipated;

•	Delays in opening certain DXL stores, due to construction, permitting and leasing issues;

•	Closures of our Casual Male XL stores before a DXL store was ready to open;

•	Eliminating our catalogs which displayed a much broader selection of merchandise compared to our more concise direct mail pieces; and,

•	An overall decrease in customer traffic across the chain, due in part to the general economy and consumers’ lack of confidence that the retail industry as a whole experienced.

While our DXL stores are performing well, our forecasts, especially with respect to immediate sales contribution, proved to be overly aggressive. At the time, our forecasts were based on the results of a limited number of stores and we lacked the benefit of historical data. At the end of fiscal 2013, we engaged a third-party consultant to review the reasonableness of our forecasts and projections. Overall, we believe our expectations for our DXL concept are achievable; however, we do expect that the transition and top-line benefit will take an additional two years to accomplish. For fiscal 2014, our business strategy includes:

•	Opening 40 DXL stores while closing an estimated 38 Casual Male XL stores and 2 Rochester Clothing stores;

•	Planning our store openings earlier in the fiscal year so that we can benefit our top-line and help to offset the transition costs;

•

Continuing to operate certain Casual Male XL stores through the transition if the store is generating positive cash flow and if the store is not a direct roll-in to the new DXL store. Our accelerated plan was to exit our Casual Male XL stores as leases expired or sooner if market conditions were favorable. In fiscal 2013, we lost an estimated $1.8 million in operating income by closing stores upon lease expirations;

•

Pursuing a smaller DXL store format. During fiscal 2013, we identified certain markets where our customer base is not dense enough to support a 7,000-9,000 square foot DXL store but would be able to support a smaller DXL store. We will be opening several smaller DXL stores in smaller markets in fiscal 2014; and

•

Continuing to build our marketing program with a primary focus on increasing customer traffic. We saw positive results in fiscal 2013 from a national marketing campaign as our brand awareness went from 13% before our spring campaign to 25% after our fall campaign. See “Marketing and Advertising” below for a detailed discussion.

We expect that our transition will now take until the end of fiscal 2017. By the end of fiscal 2017, we expect we will have opened approximately 250 DXL stores. In addition, we plan to be operating approximately 75-100 Casual Male XL stores and three of our high-volume Rochester Clothing stores.

From a financial perspective, we expect incremental transition costs, in the aggregate, of approximately $30.0 million from fiscal 2013 through fiscal 2017, primarily associated with lease terminations and additional selling, general and administrative (“SG&A”) expenses. The capital expenditures and incremental SG&A and other charges of approximately $150 million, associated with the rollout, are expected to be funded primarily from operating cash flows, equipment financings of up to $28.0 million and borrowings under our credit facility. Our projections, which are based on current economic conditions, suggest that this investment will significantly enhance revenues and produce double digit operating margins for the longer term.

During our roll-out, another key component to our business strategy is to continue to improve our sales productivity. We have invested in our sales associates and changed our culture to a more customer-centric environment focused on helping our customer identify and select their wardrobe needs. We are seeing results of these efforts through our store metrics. Even though store traffic continues to be an area of focus for us, our average dollar per transaction is increasing. We are continually making changes to our merchandise to meet our customers’ needs, varying merchandise selection by market, increasing size offerings, maintaining in-stock position on core products and offering a balanced mix of private label merchandise as well as branded apparel.

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

Lastly, we operate a direct business both online and through direct mail, which caters to all of our customers across all brands. Our Destination XL e-commerce site which, similar to our DXL store concept, brings all of our existing websites together, making it easier for our customer to shop the full array of product selection that we have to offer from all of our brands with the ease of one shopping cart. Full product assortments from Casual Male XL, Rochester Clothing, ShoesXL and LivingXL can be found at www.destinationxl.com.

Another critical part of the business operation is managing the number of sizes offered to our customers and optimizing our in-stock position throughout each season. We maintain a consolidated inventory across all channels which enables us to manage our in-stock position of all sizes effectively, ultimately improving customer service. Moreover, our planning and allocation methodologies, with respect to store assortment planning, help to optimize each location’s market potential without excessive inventory levels. In addition, at the end of fiscal 2013, we began to test our ability to fulfill orders directly from stores, making our customer’s shopping experience truly omnichannel. To this point, we are pleased with the results of that test and are in the process of rolling it out to all of our DXL stores across all lifestyles. We expect to complete the rollout in fiscal 2014.

MERCHANDISE

A vital component of our business strategy is to offer our customers a broad assortment of apparel that is appropriate to our diverse customer base. Regardless of our customers’ age, socioeconomic status, or lifestyle preference, we are able to assemble a wardrobe to fit our customers’ apparel needs. In addition, we offer such assortments in private-label product, balanced with an array of brand name labels. With over 5,000 styles available, we carry tops in sizes up to 6XLT and 8XL, bottoms with waist sizes 36” to 66”, and shoes 10W to 18. In addition, we added to our product assortment a smaller fit XL and XLT to appeal to our target “end-of-rack” customer.

Our stores are merchandised to showcase entire outfits by lifestyle, including traditional, active, jeanswear, dress wear and contemporary. This format allows us to merchandise key items and seasonal goods in prominent displays and makes coordinating outfits easier for the customer while encouraging multi-item purchases. This lifestyle layout also allows us to manage store space more effectively in each market to target local demographics. The key item strategy is also fully integrated by lifestyle, allowing us to focus on merchandise presentation and offer our customers a compelling value proposition.

Merchandise assortments in our DXL store format are organized not only by lifestyle, but within each lifestyle, the assortments are shown in a “good”, “better”, “best” and “luxury” visual presentation, again to benefit our customers’ ease of shopping. With the “best” merchandise assortments featured most prominently in the DXL store, our customers are able to visualize current fashion trends, and easily select their wardrobes within their desired price points in a convenient manner.

We carry several well-known national brands of merchandise as well as a number of our own private-label lines within each of our “good”, “better”, “best” and “luxury” price points:

Higher-End Luxury Fashion Apparel -“Best” and “Luxury” Merchandise

Within this higher-end price range we carry a broad selection of quality apparel from well-known branded manufacturers such as Bogosse®, Gran Sasso, John Laing, Remy, Jack & Jokers, Psycho Bunny, Agave, Derek Rose, Brioni®, Coppley, Eton®, Hickey Freeman®, Ike Behar, Jack Victor®, Michael Kors®, Pantherella®, Paul & Shark, Peter Millar, Robert Graham®, Robert Talbot, St. Hillaire, Tallia®, Ted Baker®, Tulliani, True Religion®, Turnbull & Asser® and David Donahue.

Moderate-Priced Apparel -“Better” Merchandise

We offer our customer an extensive selection of quality sportswear and dress clothing at moderate prices carrying such well-known brands such as: Brooks Brothers®, Nautica, Nautica Jeans, Lucky, Junk Food, Rainforest, Retro Brand, Cubavera, Cutter & Buck, Dockers, Lee, Levis, Perry Ellis, Wrangler, Reebok, Adidas Golf, Columbia, Creekwood, Berne, Carhartt, Callaway®, CK Jeans®, CK Sport®, DKNY®, Haines & Bonner, Jockey®, Lacoste®, Majestic, Polo Ralph Lauren®, Tommy Bahama®, Tommy Hilfiger® and Trafalger.

In addition, within this price range we offer our customers several private-label lines:

•	Twenty Eight Degrees™ is targeted as a contemporary/modern line offering sportswear, loungewear, related separates, neckwear and dress shirts.

•	Society of One, a jeanswear brand catering to the needs of the fashion denim customer.

•	Rochester, a line that targets traditional luxury styles. We also offer a complete selection of suits, dress shirts and neckwear under our Rochester Black Label private label.

Value-Priced Apparel -“Good” Merchandise

For our value-oriented customers, we carry Geoffrey Beene®, CubaVera, Nautica® and Nautica Jeans®. In addition we carry several private label lines:

•	Harbor Bay® was our first proprietary brand and it continues to represent a significant portion of our business, specifically our core basic merchandise. Harbor Bay is a traditional line.

•	Gold Series™ is our core performance offering of tailored-related separates, blazers, dress slacks, dress shirts and neckwear that blends comfort features such as stretch, stain resistance and wrinkle-free fabrications with basic wardrobe essentials.

•	Synrgy™ targets the customer looking for a contemporary/modern look.

•	Oak Hill® is a premier line catering to those customers looking for slightly more style and quality than our Harbor Bay but still in a traditional lifestyle.

•	True Nation® is a denim-inspired line consisting of vintage-screen t-shirts and wovens and is geared towards our younger customer.

•	Island Passport® is an island-inspired line of camp shirts, printed woven shirts and relaxed island inspired pants.

RETAIL CHANNEL

Destination XL Stores (“DXL”)

Our DXL store concept brings all of our brands together in one format. Our target customer group is a very diverse group, and we have previously catered to them in individual groups through our various channels and brands, such as B&T Factory Direct and Casual Male XL outlets for our value-oriented customers, Casual Male XL for our moderate-price customers and Rochester Clothing for our high-end customers. The size of the DXL stores, which contain almost triple the product assortments of a Casual Male XL store, currently averages 9,200 square feet, but is expected to average closer to 7,000 to 8,000 square feet as the Company opens future DXL stores. In fiscal 2014, we will be opening several smaller 5,000-6,000 square foot stores in locations where the customer base is not dense enough to support our larger DXL format. Because these locations will be smaller, they will carry a smaller product offering than our other DXL stores but it will be representative of the good, better, best merchandise strategy. The locations of our DXL stores are also an essential aspect of our roll-out. We require locations where our stores are highly visible, potentially adjacent to regional malls or other high-traffic shopping areas.

Our legacy Casual Male XL store format, which averages 3,600 square feet, was small and crowded. With our larger DXL store format, we are able to provide our customers a spacious store with up to three-times the product offering of a Casual Male store. As mentioned above, the merchandise in our DXL stores are organized by lifestyle: Active, Traditional, Modern and Jeanswear with a representation of all of our brands, across all channels, utilizing a good, better, best pricing structure. Depending on the customers in each respective market, we can adjust the appropriate mix of merchandise, with varying selections from each of our price points, to cater to each demographic market. This larger store model also enables us the opportunity to carry a complete offering of dress wear, including tailored and “made-to-measure” custom clothing, as well as a selection of shoes in extended sizes and a broad assortment of accessories such as belts, ties, socks.

During fiscal 2013, we opened 51 DXL stores, bringing our store count at February 1, 2014 to 99 DXL stores. The average sales per square foot for our DXL stores were $150 for fiscal 2013 and $147 in fiscal 2012. Once a DXL store matures, we expect sales per square foot will be approximately $220. For fiscal 2014, we plan to open 40 DXL stores resulting in approximately 139 DXL stores operating at the end of fiscal 2014. By the end of fiscal 2017, we expect to have approximately 250 DXL stores open.

Casual Male XL retail stores

At February 1, 2014, we operated 198 Casual Male XL full-price retail stores, located primarily in strip centers, power centers or stand-alone locations. The majority of the merchandise carried in our Casual Male XL stores is moderately priced basic or fashion-neutral items, such as jeans, casual slacks, tee-shirts, polo shirts, dress shirts and suit separates. These stores also carry a full complement of our “better” private label collections. The average Casual Male XL retail store is approximately 3,600 square feet and has approximately $174 in sales per square foot annually.

Casual Male XL outlet stores

At February 1, 2014, we operated 52 Casual Male XL outlet stores designed to offer a wide range of casual clothing for the big & tall customer at prices that are generally 20-25% lower than our moderate-priced merchandise. Much of the merchandise in the outlet stores is offered with the purchasing interests of the value-oriented customer in mind. In addition to private-label and branded merchandise at our “good” price tier, our outlets also carry clearance product obtained from Casual Male XL, Rochester Clothing and DXL stores, offering the outlet customer the ability to purchase branded product and fashion product for a specially reduced price. As we open our DXL stores, the mix of branded product flowing into the outlets will increase to approximately 30% as we move inventory out of our DXL stores to keep it current while enhancing the branded presence in our outlets. The average Casual Male XL outlet store is approximately 3,200 square feet and has approximately $197 in sales per square foot annually.

Rochester Clothing stores

At February 1, 2014, we operated 10 Rochester Clothing stores, located in major cities throughout the United States and one store in London, England. The Rochester Clothing stores have a wide selection of our “best” merchandise which consists primarily of high-end merchandise from well-recognized brands. In addition, the stores also carry a few private-label lines especially designed for our high-end customer. The average Rochester Clothing store is approximately 8,800 square feet and has approximately $302 in sales per square foot annually. Although some of our Rochester Clothing stores will close over the next few fiscal years as we open DXL stores in the same geographical market, by the end of fiscal 2016 we currently expect that 3 of our high-traffic Rochester Clothing stores will remain open.

DIRECT CHANNEL

Our direct business, which consists primarily of our e-commerce business, with seasonal direct mail pieces, is a vital part of our multi-channel business, allowing us to service our customers better whether from their home or in our store. Our direct business bridges that gap for us by encouraging and expecting our store associates to use our websites to help fulfill our customers’ clothing needs. If a wider selection of a lifestyle, or a color or size of an item is not available in our store, then our store associates can order the item for our customer through one of our direct channels and have it shipped to the store or directly to the customer. The success of this program represents 3.8% of our retail stores’ sales, which are now derived from in-store orders placed through our direct channels.

In fiscal 2013, we discontinued our catalog business in order to place more emphasis on growing our more profitable e-commerce business. While this decision resulted in a decrease in sales of $5.1 million for fiscal 2013, almost half of that loss was recovered through our internet growth. Throughout the year, we continued to improve our e-commerce promotional strategy and the overall key website functionality to make our online business more competitive and improve the customer experience. By the fourth quarter of fiscal 2013, our total direct business was up 1.2% over the prior year fourth quarter, with our website up 6.1%. As the impact of unprofitable catalog sales diminishes over time, the results will better reflect our e-commerce growth.

In fiscal 2014, we are investing in further enhancements to our website, including enhanced web in-store visibility along with “pick-up in store” purchase option. Another significant enhancement, which is described below under “Management Information Systems” is the roll-out of our pilot program, which will enable any web or store order to be fulfilled by any store in the chain if the merchandise is not available in our warehouse.

Destination XL® E-Commerce Site

Similar to our DXL store concept, our www.destinationxl.com website combines all of our existing e-commerce sites into one enhanced website, with state-of-the-art features and best practices. Destination XL allows our customers to shop across all of our brands and product extensions with ease and brings all of our customers under site with one shopping cart. Their classification as a “Rochester” customer or a “Casual Male” customer no longer limits their ability to access our full product assortment.

During fiscal 2013, we combined all of our existing web addresses: www.casualmalexl.com, www.rochesterclothing.com, www.btdirect.com, www.livingxl.com, www.shoesxl.com and www.bigandtall.com, are now redirected to our new Destination XL website.

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

Our Rochester Clothing web store comprises a large portion of our overall higher-end designer merchandise and is important because we currently have only 10 Rochester Clothing retail locations and, until our DXL roll-out is complete, there may not be a store accessible for our customers interested in our higher-end merchandise.

•	B&T Factory Direct

Our B&T Factory Direct web store enhances our existing Casual Male XL outlet stores. The merchandise offered on our “B&T Factory Direct” website is an expanded selection but similar to the merchandise that can be found in our Casual Male XL outlet stores. In addition, B&T Factory Direct will often feature special clearance opportunities of product obtained from Casual Male XL and Rochester Clothing, offering the B&T Factory Direct customer the ability to purchase branded product and fashion product for a specially reduced price.

•	LivingXL

Our LivingXL web store specializes in the selling of select high-quality products which help larger people maintain a more comfortable lifestyle. The types of products sold on our website benefit both men and women and include chairs, outdoor accessories, travel accessories, bed and bath and fitness equipment.

•	ShoesXL

Our ShoesXL web store carries a complete line of men’s footwear in extended sizes, offering our customers a full range of footwear in hard-to-find sizes. The assortment on ShoesXL is a reflection of our apparel, with a broad assortment from moderate to luxury and from casual to formal. ShoesXL currently has a selection of more than 500 styles of shoes, ranging in sizes from 10W to 18M and widths up to 5E. We carry a number of designer brands including Cole Haan®, Allen Edmonds®, Timberland®, Calvin Klein®, Lacoste® and Bruno Magli®.

Our Destination XL e-commerce site is an increasingly important channel of our direct business. If a customer goes directly to our destinationxl.com site, with the exception of LivingXL, the other business tabs are no longer visible to the customer. However, when a customer goes to one of our legacy websites above, they will be brought over to the destinationxl.com site, but will still see the tabs of our legacy businesses, such as Casual Male or Rochester.

Over the past couple of years, we have seen a significant increase in the number of visitors from a mobile device. As such, in the summer of fiscal 2013, we launched a mobile optimized website, m.destinationxl.com, creating an improved experience around product browsing, checkout, access to loyalty program information, researching inventory in a local store, and finding a local store location.

An improved experience was also created for international visitors. Upon entering our full site, these visitors are identified based on where they reside globally and are now able to shop in their local currency. In addition, checkout is customized based on their location, with local payment methods and a guaranteed cost including shipping and taxes.

Sears

Through our business relationship with Sears U.S. and Sears Canada, we offer selected Casual Male merchandise on their websites at www.Sears.com and www.Sears.ca. We also have a co-branded section in the Sears Canada catalog, in which we appeared in 3 editions during fiscal 2013.

Franchised DXL Store

In Spring 2012, pursuant to a franchise agreement between one of our subsidiaries and The Standard Arabian Business & Enterprises Company (SABECO), we opened our first franchised Destination XL® store in the Middle East in Symphony Mall, Kuwait City, Kuwait in April 2012. The franchise agreement governs the operation of the store and provides that within two years of the store’s opening to the public, we will have an option to purchase an equity interest in the store. We currently do not have an intention to exercise that purchase option.

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

Our core merchandise makes up over 40% of our Casual Male assortment and over 20% of our Rochester assortment. Our planning and allocation team estimates quantity and demand several months in advance to optimize gross margin and minimize end-of-season merchandise for all seasonal merchandise. We have implemented an all-channel assortment planning methodology that customizes each store’s assortment to accentuate lifestyle preferences for each store.

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

STORE OPERATIONS

We believe that our store associates are the key to creating the highest quality experience for our customer. Over the past five years, we have worked to change the culture of our stores from essentially an operationally-driven organization to a sales-driven, customer-centric organization. Our overall goal is to help our associates become less task oriented and more focused on serving the customer. We want our associates to help our customer meet their apparel needs by building their wardrobes, not just selling our customer an item. In order to do this, we have invested in educating our associates. Our associates have been trained to be tailored clothing experts, capable of accommodating our customer’s style and fit needs with ready-to-wear and made-to-measure custom clothing. Our training approach not only provides product knowledge but also behavioral training; we are teaching our associates how to interact and strengthen the relationship with each customer. A key component to the success of this program is having the right caliber of store associates. In order to accomplish this, we use two national workforce solution companies to assist us. Once hired, our new DXL store management team is enrolled in a six-week, world-class training program with time spent in one of our three regional training centers. Our Regional Sales Managers, store managers, and assistant managers are brought on board by a Regional Training Director with significant experience in providing an excellent customer experience.

Each new store management team will spend time in a DXL store practicing hands-on learning. In turn, this will allow each new store management team to be able to apply the skills learned during training to manage their respective stores successfully. Each new manager will then be put through a Certification Process. They will be certified in their specific store location by their Regional Sales Manager as well as the Vice President of Sales of their region. Certification ensures that each new management team is fully prepared to manage a DXL store successfully. In an effort to continue developing and enhancing our business, we are working to optimize one of our greatest opportunities, which is our Tailored Clothing category. We have added a Director of Field Training along with an Advanced Training program, centered on Tailored Clothing to directly impact this opportunity going forward.

We are able to gauge the effectiveness of our training by measuring sales productivity at each level of the field organization, including individual sales associates. We believe that these educational programs, together with monitoring sales metrics to help identify opportunities for further training, will improve sales productivity and strengthen our customer’s brand loyalty.

Each DXL, Casual Male XL and Rochester Clothing store is staffed with a store manager, assistants and associates. The store manager is responsible for achieving certain sales and operational targets. Our DXL, Casual Male XL and Rochester Clothing stores have an incentive-based commission plan for managers and selling staff to encourage our staff to focus on our customer’s wardrobing needs and sales productivity.

Our field organization is overseen by our Senior Vice President of Store Sales and Operations and is comprised of approximately 21 Regional Sales Managers who provide management development and guidance to individual store managers. Our organization is divided among three geographical zones, each zone consisting of 7 Regional Sales Managers and 1 Regional Operations Manager. Each Regional Sales Manager is responsible for hiring and developing store managers at the stores assigned to that Regional Sales Manager’s area and for the overall operations and profitability of those stores. Regional Sales Managers report to one of our three Vice Presidents of Sales, each of whom reports directly to our Senior Vice President of Store Sales and Operations. The Senior Vice President of Store Sales and Operations and the three Vice Presidents of Sales coordinate all sales and operations initiatives and activities, along with the support of the Vice President of Store Operations and Training, the Director of Field Training, the Director of Staffing & Training, and the Director of Store Support and Communications.

MARKETING AND ADVERTISING

In fiscal 2013, we made significant advancements in Destination XL’s brand awareness and increased sales during the campaign time-periods. We were able to grow the aided awareness from 13% in the spring of 2013 to 25% by the end of fall. In one year, we have built an awareness level that is rapidly approaching Casual Male’s awareness level even with its decades-long history. As we built the awareness, we were also able to grow DXL comparable sales during the campaign. For the spring campaign, the DXL comparable store sales increased 16.7% and, for the fall campaign, the DXL comparable store sales increased 23.3%. While store traffic remained high through July, the month following the spring campaign which ended just before Father’s Day, our store traffic did not remain at this heightened level when the fall campaign ended, just prior to Thanksgiving.

In fiscal 2014, our marketing strategy will be focused on the conversion of our Casual Male customers to DXL, increasing customer acquisition, as well as sales growth in our direct business. We will continue to communicate Destination XL and its value to consumers through a broad media approach that is similar to the one deployed in fiscal 2013. We will use a similar media strategy with a creative concept that has tested among focus groups to be superior to the ad which aired in fiscal 2013. Our strategy in fiscal 2013 was focused on building brand awareness. In fiscal 2014, our strategy will be more focused on introducing our customers to the DXL concept, educating them as to what DXL has to offer and where they can find us. Providing our customers a compelling reason to shop with us and driving increased transactions in our DXL stores will be our primary objective in fiscal 2014.

In fiscal 2014, we will be testing an improved loyalty program to heighten awareness, increase engagement, and ultimately create a greater connection to our brand. We are changing the way we recognize and value customers who shop with us and we will test offering our more loyal customers escalating bonus points based on their patronage and exhibited loyalty. We will be segmenting and targeting our customers with differentiated offers based on behavior and shopping pattern. In summary, we will be engaging our customers in new ways to further earn their loyalty and commitment.

As we close more of our Casual Male XL stores, we will continue our efforts to increase awareness of DXL and convert Casual Male XL customers to our DXL stores. Our focus will continue to be on transitioning our best Casual Male customers first, followed by the other very active, high sales contributing tiers of customers. We have amplified the communication of DXL in Casual Male stores through more explicit and explanatory signage, greater storefront communication, and improved associate advocacy. Before the closure of every Casual Male store, we have begun an aggressive direct mail campaign to provide an incentive for Casual Male consumers to shop the new DXL store.

Our marketing spend for fiscal 2014 is expected to be relatively flat to the expense of $27.8 million in fiscal 2013.

GLOBAL SOURCING

We have strong experience in sourcing internationally, particularly in Asia, where we manufacture a significant percentage of our private-label merchandise. We have established relationships with some of the leading and specialized agents and factories. Our sourcing network consists of over 50 factories in 6 countries. Currently, approximately 40% of all our product needs are sourced directly.

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

We utilize the Manhattan Associates’ PKMS warehousing application for our distribution center systems, which has streamlined our distribution processes significantly, enhanced our in-transit times, and reduced our distribution costs substantially. Automated packing for single piece orders and barcode scanning technologies were added for Direct-to-Consumer, improving productivity and lowering packing costs. Various software and material handling improvements were made with our store replenishment systems on our retail sorter that enable us to pick size-specific product, by store, efficiently, allowing for quicker and more accurate replenishment to our retail stores. Scanning technologies were added to our sortation systems that improved the accuracy for product selection that is being sent to the various retail stores and Direct-to-Consumer. Supply chain technology was added to provide better visibility for imports, providing more accurate shipping information for buyers and allowing the distribution center to plan accurate staffing models for arriving freight, resulting in reduced costs and improved receipt efficiency. In addition, we have improved our active shelving and reserve racking to enhance our space utilization in our distribution center, while continuing to improve efficiencies through the implementation of engineered productivity standards.

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

Our management information systems consist of a full range of retail merchandising and financial systems which include merchandise planning and reporting, distribution center processing, inventory allocation, sales reporting, and financial processing and reporting. Our business operates primarily on an IBM AS/400 platform, with the e-commerce/catalog business on the Oracle and Intel/Microsoft environments. We believe that our current infrastructure provides us the ability and capacity to process transactions more efficiently and provides our management team with comprehensive tools with which to manage our business.

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

The business is supported by a POS business application provided by Epicor, formerly NSB Group. The POS applications capture daily transaction information by item, color and size. Communication between our corporate headquarters and all of our stores is facilitated on a daily basis through the use of an electronic mail system. The POS system includes a multitude of features including CRM tools that enable us to track customer buying habits and provides us with the ability to target customers with specific offers and promotions. During fiscal 2013, we upgraded our DXL stores to a state-of-the-art POS hardware platform supplied by Hewlett-Packard. In fiscal 2014, we are planning to begin implementing the latest store system solution from Epicor Software in our DXL locations to further support our business.

Our websites have all been standardized on Oracle’s state-of-the-art hosted platform. We also implemented the e-SPS Product Life Cycle Management system from NGC to support the growth of our direct sourcing initiatives. To support the marketing area, we implemented the PlanSystem3 environment from Quad-Systems to manage marketing assets, schedule promotions and monitor activities.

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

Our direct business and retail business maintain a shared inventory system and we operate a single system platform for DXL, Casual Male and Rochester Clothing which delivers excellent efficiencies and makes our full product assortment available to all of our business formats.

During fiscal 2013, we implemented significant improvements to our web environment. A mobile optimized site was introduced to capitalize on the growing use of mobile devices to look up store information, review product offerings, and complete purchases. In addition, the current web site was fully integrated with global ecommerce company, Borderfree, to accommodate international customers by providing multi-currency pricing, payment processing, and international shipping. Functionality was also implemented to support a web custom shirt program and an in-store application to support both a custom suit and custom shirt program.

In fiscal 2013, we began a pilot of eBay/VendorNet’s solution to make inventory at the store level available for web and store customer orders. The solution is fully integrated with UPS to facilitate the store shipments to customers. Also in fiscal 2013, we implemented the BrainShark communication and training platform for our stores. This provides new efficiencies in delivering information, training, and task management to all our locations.

During 2014, we plan to roll out the eBay/VendorNet solution enabling us to access our entire DXL store inventory for customer fulfillment, making us truly omnichannel. In addition, we plan to implement enhanced web in-store inventory visibility along with a pick-up in-store purchase option. We also plan to deploy improvements to optimize our assortment planning and assortment execution capabilities.

Other significant technology upgrades planned for fiscal 2014 include more accurate store customer traffic counters and the Oracle Endeca Guided Search module to improve search engine optimization and the customer experience on the web.

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

EMPLOYEES

As of February 1, 2014, we employed approximately 2,374 associates, of whom 1,539 were full-time personnel. We hire additional temporary employees during the peak fall and Holiday seasons. None of our employees is represented by any collective bargaining agreement.

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

Risks Related to Our Company and Our Industry

We may not be successful in executing our DXL strategy and growing our market share.

We are currently implementing our strategic plan to open 250 DXL stores by the end of fiscal 2017 while simultaneously closing a significant number of our Casual Male XL retail stores and Rochester Clothing stores. However, for us to be successful in the future and maintain growth, we must be able to continue increasing our market share within the big & tall industry. Our growth and market share are dependent on our ability to successfully execute the roll-out of our DXL store concept, converting our existing Casual Male and Rochester customers and attracting new customers. Our inability to execute the following factors, among others, successfully could prevent us from growing our market share and DXL brand, which could have a material adverse effect on our results of operations, cash flows and financial position:

•	negotiate favorable lease arrangements for new DXL stores;

•	exit existing lease agreements on favorable terms;

•	effectively open and close stores within established cost parameters;

•	coordinate the timing of DXL store openings and Casual Male XL store closings;

•	hire qualified store management and store associates;

•	develop an effective marketing program to build brand and store concept awareness as well as increase store traffic;

•	predict and respond to fashion trends, while offering our customers a broad selection of merchandise in an extended selection of sizes;

•	grow our DXL e-commerce business;

•	maintain our existing customer base as we transition them to the DXL store format;

•	attract and retain new target customers to our DXL concept;

•	continue to grow and then sustain dollars-per-transaction and share of wallet; and,

•	operate the DXL store concept at appropriate operating margins.

Our marketing programs and success in maintaining and building our brand awareness, driving traffic and converting that traffic into an increased loyal customer base are critical to achieving successful market share growth within the big & tall industry.

Our success in increasing our market share in the big & tall apparel business is largely dependent on building and maintaining favorable brand recognition for our DXL concept and effectively marketing our merchandise to all of our target customers in several diverse market segments so that they will become loyal shoppers who spend a greater portion of their wallet on our product offerings. In order to grow our brand recognition and our market share, we depend on the successful development of our brand through several means including television and radio advertising, advertising events, direct mail marketing, e-commerce and customer prospecting. Our business is directly impacted by the success of these efforts and those of our vendors. Future advertising efforts by us, our vendors or our other licensors, may be costly and may not result in increased market share or revenues.

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

Economic and civil unrest in areas of the world where we source merchandise for our global sourcing program, as well as shipping and docking issues, could adversely impact the availability and cost of such merchandise. Disruptions in the global transportation network, such as political instability, the financial instability of our suppliers, merchandise quality issues, trade restrictions, labor and port strikes, tariffs, currency exchange rates, transport capacity and costs, inflation and other factors relating to foreign trade are beyond our control. In the event of disruptions or delays in deliveries due to economic or political conditions in foreign countries, such disruptions or delays could adversely affect our results of operations unless and until alternative supply arrangements could be made. These and other issues affecting our suppliers could adversely affect our business and financial performance.

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

In extreme circumstances, it may be necessary to close less productive stores so as to consolidate important merchandise categories into our most productive stores, which would have a material adverse effect on our results of operations and cash flow.

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

Our future success is dependent on the personal efforts, performance and abilities of our key management which includes our executive officers as well as several significant members of our senior management. For example, the loss of the services of David Levin, our President and Chief Executive Officer, who is an integral part of our daily operations and is the primary decision maker in all our important operating matters, could significantly impact our business until an adequate replacement or replacements can be identified and put in place. The loss of any of our senior management may result in a loss of organizational focus, poor operating execution, an inability to identify and execute strategic initiatives, an impairment in our ability to identify new store locations, and an inability to consummate possible acquisitions.

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

The resignation in January 2014 of Dennis R. Hernreich, who served as our Chief Operating Officer, Chief Financial Officer and Treasurer for the past 13 years, could result in potential delays or execution of our strategic initiatives. However, with the appointment of John Kyees, a director of the Company who previously served as Chief Financial Officer at Urban Outfitters until his retirement in 2010, as our interim Chief Financial Officer, we believe we will be able to ensure a level of consistency until we can find a permanent replacement.

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

We may be harmed by security risks we face in connection with our electronic processing and transmission of confidential customer information. During fiscal 2013, approximately 85% of our sales were settled through credit and debit card transactions. Any security breach could expose us to risks of loss, litigation and liability and could adversely affect our operations as well as cause our shoppers to stop shopping with us as a result of their lack of confidence in the security of their personally identifiable information, which could have a negative impact on our sales and profitability. A number of retailers have experienced actual security breaches where credit and debit card information may have been stolen, including a number of highly publicized incidents with well-known retailers in late 2013. If third parties are able to penetrate our network security or otherwise misappropriate the personal information or credit card information of our customers or if third parties gain unauthorized and improper access to such information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, including unauthorized marketing purposes. These claims could result in litigation. Liability for misappropriation of this information could be significant.

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

Several retailers have had problems executing a corporate strategy aimed at operating multiple brands in multiple channels. We conduct operations through our specialty stores, outlet stores, and internet channels of distribution. We are responsible for all aspects of brand management with respect to our private-label merchandise and our Destination XL, Casual Male and Rochester brands, including advertising and promotion, and the servicing and merchandising of private label merchandise. With respect to our branded merchandise, this function is mostly the responsibility of the specific manufacturer of the brand. If the managing of multiple brands within multiple channels is poorly executed, we will not achieve our expected level of profitability, and could ultimately be compelled to eliminate the multiple brand strategy so that the organization may focus on a single brand strategy.

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

Customer tastes and fashion trends are volatile and tend to change rapidly. Our success depends in large part upon our ability to predict effectively and respond to changing fashion tastes and consumer demands and to translate market trends to appropriate saleable product offerings. If we are unable to predict or respond to changing styles or trends successfully and misjudge the market for products or any new product lines, our sales will be lower and we may be faced with a substantial amount of unsold inventory or missed opportunities. In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess, slow-moving inventory, which would decrease our revenues and margins. In addition, the failure to satisfy consumer demand, specifically in our DXL stores and website, could have serious longer-term consequences, such as an adverse impact on our brand value and the loss of market share to our competitors.

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

Failure to comply with laws, rules and regulations could negatively affect our business operations and financial performance.

Our business is subject to federal, state, local and international laws, rules and regulations, such as state and local wage and hour laws, the U.S. Foreign Corrupt Practices Act, the False Claims Act, the Employee Retirement Income Security Act (“ERISA”), securities laws, import and export laws (including customs regulations), privacy and information security regulations, unclaimed property laws, the Affordable Care Act and many others. The effect of some of these laws and regulations may be to increase the cost of doing business and may have a material impact on the Company’s earnings. In addition, the complexity of the regulatory environment in which we operate and the related cost of compliance are both increasing due to legal and regulatory requirements and increased enforcement. In addition, as a result of operating in the U.K. and Canada, we must comply with those countries’ laws and regulations, which may differ substantially from, and may conflict with, corresponding U.S. laws and regulations. We may also be subject to investigations or audits by governmental authorities and regulatory agencies, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice. If we fail to comply with laws, rules and regulations or the manner in which they are interpreted or applied, we may be subject to government enforcement action, class action litigation or other litigation, damage to our reputation, civil and criminal liability, damages, fines and penalties, and increased cost of regulatory compliance, any of which could adversely affect our results of operations and financial performance.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate offices and retail distribution center are located at 555 Turnpike Street in Canton, Massachusetts. The property consists of a 755,992 gross square foot building located on approximately 27.3 acres. We owned the property until January 30, 2006, at which time we entered into a sale-leaseback transaction with Spirit Finance Corporation, a third-party real estate investment trust (“Spirit”), whereby we entered into a twenty-year lease agreement with a wholly-owned subsidiary of Spirit for an initial annual rent payment of $4.6 million, with periodic increases every fifth anniversary. In fiscal 2006, we realized a gain of approximately $29.3 million on the sale of this property, which was deferred and is being amortized over the initial 20 years of the related lease agreement. Accordingly, our annual current rent expense of $5.1 million is offset by $1.5 million related to the amortization of this deferred gain.

As of February 1, 2014, we operated 99 Destination XL stores, 198 Casual Male XL retail stores, 52 Casual Male XL outlet stores and 10 Rochester Clothing stores. All of these stores are leased by us directly from owners of several different types of centers, including life-style centers, shopping centers, free standing buildings, outlet centers and downtown locations. The store leases are generally five to ten years in length and contain renewal options extending their terms by between 5 and 10 years. Following this discussion is a listing by state of all store locations open at February 1, 2014.

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

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Capital Expenditures.”

Store count by State at February 1, 2014

United States
Alabama	3	*
Arizona	5	*
Arkansas	2
California	41	*
Colorado	6	*
Connecticut	6	*
Delaware	3
District of Columbia	1
Florida	21	*
Georgia	8	*
Idaho	1	*
Illinois	19	*
Indiana	9	*
Iowa	4
Kansas	3	*
Kentucky	4	*
Louisiana	4
Maine	2
Maryland	11	*
Massachusetts	10	*
Michigan	15	*
Minnesota	4	*
Mississippi	2
Missouri	9
Montana	1	*
Nebraska	2	*
Nevada	3	*
New Hampshire	2
New Jersey	17	*
New Mexico	1	*
New York	26	*
North Carolina	7	*
North Dakota	1
Ohio	13	*
Oklahoma	2	*
Oregon	4	*
Pennsylvania	23	*
Rhode Island	1	*
South Carolina	4	*
South Dakota	1
Tennessee	5	*
Texas	31	*
Utah	2	*
Vermont	1	*
Virginia	7	*
Washington	4	*
West Virginia	1
Wisconsin	6	*

International
London, England	1

*	DXL store(s) open

Item 3. Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the resolution of these matters will not have a material adverse impact on our future results of operations or financial position.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed for trading on the NASDAQ Global Select Market under the symbol “DXLG”.

The following table sets forth, for the periods indicated, the high and low per share sales prices for the common stock, as reported on Nasdaq.

Fiscal Year Ended February 1, 2014	High	Low
First Quarter	$5.37	$4.10
Second Quarter	7.06	4.84
Third Quarter	7.28	5.67
Fourth Quarter	7.30	4.99

Fiscal Year Ended February 2, 2013	High	Low
First Quarter	$3.69	$2.83
Second Quarter	4.08	2.76
Third Quarter	4.71	3.46
Fourth Quarter	4.75	3.19

As of March 7, 2014, based upon data provided by independent shareholder communication services and the transfer agent for our common stock, there were approximately 153 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agent, but does include each such broker or clearing agency as one record holder.

We have not paid and do not anticipate paying cash dividends on our common stock. In addition, financial covenants in our loan agreement may restrict dividend payments. For a description of these financial covenants see Note C to the Notes to the Consolidated Financial Statements.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following Performance Graph compares our cumulative stockholder return with that of a broad market index (Standard & Poor’s 500) and one published industry index (Dow Jones U.S. Apparel Retailers) for each of the most recent five years ended January 31. The cumulative stockholder return for shares of our common stock (“DXLG”) and each of the indices is calculated assuming that $100 was invested on January 31, 2009. We paid no cash dividends during the periods shown. The performance of the indices is shown on a total return (dividends reinvested) basis. The graph lines merely connect January 31 of each year and do not reflect fluctuations between those dates. In addition there is a chart of the annual percentage return of our common stock, the S&P 500 and the Dow Jones U.S. Apparel Retailers.

Annual Return Percentage

	Years Ended
Company/Index	Jan 10	Jan 11	Jan 12	Jan 13	Jan 14
DXLG	636.84	47.86	(19.08)	37.31	16.96
S&P 500	30.03	18.85	3.13	13.81	18.99
DOW JONES U.S. APPAREL RETAILERS	86.83	22.34	17.51	23.42	12.12

Indexed Returns

	Base Period
Company/Index	Jan 09	Jan 10	Jan 11	Jan 12	Jan 13	Jan 14
DXLG	100	736.84	1089.47	881.58	1210.53	1415.79
S&P 500	100	130.03	154.54	159.39	181.40	215.84
DOW JONES U.S. APPAREL RETAILERS	100	186.83	228.58	268.60	331.50	371.67

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

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data of our Company as of and for each of the years in the five-year period ended February 1, 2014 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our accompanying Consolidated Financial Statements and Notes thereto.

We derived the selected financial data presented below for the periods or dates indicated from our consolidated financial statements. Our consolidated financial statements as of and for the year ended February 1, 2014 were audited by KPMG LLP, an independent registered public accounting firm. Our consolidated financial statements as of and for the years ended February 2, 2013, January 28, 2012, January 29, 2011 and January 30, 2010 were audited by Ernst & Young LLP, an independent registered public accounting firm. Our consolidated financial statements as of and for the years ended February 1, 2014, February 2, 2013 and January 28, 2012 are included herein.

For a discussion of certain factors that materially affect the comparability of the selected consolidated financial data or cause the data reflected herein not to be indicative of our future results of operations or financial condition, see Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Years Ended (1)(2)
(In millions, except per share and operating data)	February 1, 2014 (Fiscal 2013)	February 2, 2013 (Fiscal 2012)	January 28, 2012 (Fiscal 2011)		January 29, 2011 (Fiscal 2010)	January 30, 2010 (Fiscal 2009)
INCOME STATEMENT DATA:
Sales	$388.0	$399.6	$395.9		$392.0	$393.9
Gross profit, net of occupancy costs	178.4	185.8	183.2		179.8	174.2
Selling, general and administrative expenses	170.7	156.4	152.0		148.4	149.2
Depreciation and amortization	20.8 (3)	15.5	12.5		13.2	15.5
Operating income (loss) before impairment	(13.1)	13.9	18.7		18.2	9.5
Provision for trademark impairment	—	—	23.1	(5)	—	—
Operating income (loss)	(13.1)	13.9	(4.4)		18.2	9.5
Provision (benefit) for income taxes	45.7 (4)	5.2	(50.1	)(4)	0.7 (6)	1.5
Income (loss) from continuing operations	$(59.8)	$8.1	$44.8		$17.4	$7.6
Loss from discontinued operations	—	(1.9)	(2.1)		(2.0)	(1.5)
Net income (loss)	$(59.8)	$6.1	$42.7		$15.4	$6.1
Income (loss) from continuing operations per share—diluted	($1.23)	$0.17	$0.93		$0.37	$0.17
Net income (loss) per share—diluted	($1.23)	$0.13	$0.89		$0.32	$0.14

BALANCE SHEET DATA:
Working capital	$50.2	$82.5	$87.2		$71.6	$53.2
Inventories	105.6	104.2	104.2		92.9	90.0
Property and equipment, net	102.9	65.9	45.9		39.1	41.9
Total assets	237.4	245.9	233.7		182.6	181.0
Long term debt, net of current portion	12.1	—	—		—	2.7
Stockholders’ equity	105.0	161.2	154.4		111.3	93.2

Cash flow provided by operating activities	$24.9	$29.9	$23.4		$18.7	$30.8
Less: capital expenditures	(54.1)	(32.4)	(18.0)		(9.0)	(4.6)

Free cash flow (7)	$(29.2)	$(2.5)	$5.4		$9.7	$26.2

OPERATING DATA:
Comparable sales percentage	3.0%	1.5%	2.1%		1.5%	(10.8%)
Gross profit margins	46.0%	46.5%	46.3%		45.9%	44.2%
Operating margin	(3.4%)	3.5%	(1.1%)		4.6%	2.4%
Operating margin, before impairment	(3.4%)	3.5%	4.7%		4.6%	2.4%
Net sales per square foot	$174	$179	$178		$176	$174
Number of stores open at fiscal year end	359	412	450		460	479

(1)	Our fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. Except for fiscal 2012 which was a 53-week period, all fiscal years were 52 weeks.
(2)	During the second quarter of fiscal 2012, we discontinued our European web business. Accordingly, certain prior year amounts in the Income Statement Data have been reclassified to discontinued operations to conform to the current year presentation.
(3)	In the fourth quarter of fiscal 2013, we recorded an impairment charge of $1.5 million for the write-down of property and equipment. The impairment charge related to stores where the carrying value exceeded fair value. See Note A to the Notes to the Consolidated Financial Statements.
(4)	In the fourth quarter of fiscal 2013, we recorded a non-cash charge of $51.3 million to establish a full valuation allowance against our deferred tax assets. In the fourth quarter of fiscal 2011, we recognized an income tax benefit of $42.5 million related to the reversal of substantially all of our deferred tax valuation allowance; see Note D to the Notes to the Consolidated Financial Statements.
(5)	During the fourth quarter of fiscal 2011, we recorded a partial non-cash impairment charge of our “Casual Male” trademark of $23.1 million. This impairment was due to our strategic decision to expand our DXL store concept. As we open new DXL stores, we continue to close our existing Casual Male XL stores or potentially convert them to a DXL store, resulting in a reduced projected revenue stream to support the “Casual Male” tradename. At the end of fiscal 2011, the carrying value of the “Casual Male” trademark was $6.1 million. The remaining balance at February 1, 2014 is $2.5 million. The “Rochester” trademark, with a carrying value of $1.5 million, was not impaired and remains an indefinite-lived asset.
(6)	During the third quarter of fiscal 2010, we recognized a tax benefit of $0.8 million, or $0.02 per diluted share, as a result of the reduction in our liability for uncertain tax positions, due to the expiration of certain statutes of limitation.
(7)	Free cash flow is considered a non-GAAP financial measure under SEC regulations. We present this measure as supplemental information to help investors better understand trends in our business results over time. We use free cash flow to evaluate the performance of our business. Free cash flow is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance or liquidity. Moreover, the free cash flow definition we use may not be comparable to similarly titled measurer used by other companies. We calculate free cash flows as cash flow from operating activities, less capital expenditures and discretionary store asset acquisitions. There were no discretionary store asset acquisitions for any fiscal year include in the above table.

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

EXECUTIVE OVERVIEW

2013 Financial Summary

For fiscal 2013, we reported a net loss of $59.8 million, or $(1.23) per diluted share, as compared to net income of $6.1 million, or $0.13 per diluted share, in fiscal 2012. The comparability of our operating results for fiscal 2013 has been affected by an incremental non-cash charge of $51.3 million to establish a valuation allowance against our deferred tax assets, an asset impairment charge of $1.5 million and approximately $2.3 million in executive severance costs, which were accrued at the end of fiscal 2013. On a non-GAAP basis, our adjusted net loss was $6.2 million, or $(0.13) per diluted share. See “Presentation of Non-GAAP Measures” below for a reconciliation of GAAP net loss to non-GAAP adjusted net loss. The following table shows GAAP net loss per diluted share for fiscal 2013 and Non-GAAP adjusted net loss per diluted share for fiscal 2013, with a comparison to GAAP net income for fiscal 2012.

	Fiscal 2013 (GAAP)	Fiscal 2013 (Non-GAAP) (1)	Fiscal 2012 (GAAP)
Diluted earnings per share:
Income (loss) from continuing operations	$(1.23)	$(0.13)	$0.17
Loss from discontinued operations	$—	$—	$(0.04)

Net income (loss)	$(1.23)	$(0.13)	$0.13

(1)	Diluted EPS has been adjusted to exclude $2.3 million of executive severance costs, an asset impairment charge of $1.5 million and an incremental non-cash charge of $51.3 million for the establishment of the valuation allowance. For comparative purposes, an assumed normal tax rate of 40.2% was used. See “Presentation of Non-GAAP Measures.”

This decrease in earnings, before consideration of the valuation allowance, asset impairments and executive severance costs, is primarily attributable to lower than expected sales. While our results for fiscal 2013 include approximately $23.2 million, or $0.29 per diluted share, in transition costs and incremental marketing to support our DXL roll-out, we expected that an increase in sales volume, driven by our store growth, would offset the majority of these costs.

While we had a comparable sales increase of 3.0% for fiscal 2013, which was principally driven by an increase of 19.3% from our DXL stores and an increase in our e-commerce business of 4.2%, total sales were below expectations. During fiscal 2013, we opened 51 DXL stores bringing our total DXL store portfolio to 99 stores. We believe fiscal 2013 was critical in developing a better understanding of our DXL performance as we now have 48 DXL stores operating in most major metropolitan markets that have been open for at least one year. When we began our three year conversion of Casual Male XL stores to DXL stores at the end of fiscal 2012, we had only 16 DXL stores open for at least one year upon which we developed our performance expectations. In fiscal 2013, we identified some emerging trends that were different from the trends we had experienced with the opening of the initial 16 DXL stores. In summary:

•

Our existing customer base has been slow to convert to our DXL stores. We believe this is partly due to the lack of name recognition with the DXL store. Our marketing program is helping to improve our brand recognition, but our original forecasts assumed a faster conversion pace than what we have experienced so far.

•

We launched our first brand awareness campaign in fiscal 2013 through television, radio, and digital mediums. Although our brand awareness increased from 13% pre-campaign to 25% post-campaign, the awareness has not had the immediate impact on traffic that we expected. However, we have implemented several marketing initiatives, specific to our existing customer base, which we believe will reverse this trend and, not only protect, but grow our customer base.

•

We initially believed that the optimal size for DXL store was 10,000 – 12,000 square feet. In many markets, we now believe the optimal size to be 7,000 – 9,000 square feet. In certain smaller markets, we believe a DXL store can succeed with only 5,000 square feet and we will be opening a limited number of the smaller format DXL store in fiscal 2014.

•

Early in our conversion to DXL, we identified erosion from our Casual Male XL stores that were in close proximity to our DXL stores. In response to that erosion, our strategy was to close the Casual Male XL stores as soon as possible. With a larger sample of DXL stores to observe, we now realize that many Casual Male XL stores are maintaining acceptable sales and profitability levels despite a near proximity to a DXL store.

•

We incurred delays in opening our DXL stores. We had initially planned on opening 57-64 locations during fiscal 2013 but opened only 51 locations. We also closed 102 Casual Male XL and 2 Rochester Clothing stores primarily based on store lease terminations and which were not timed to coordinate precisely with a DXL store opening. Accordingly, because the associated DXL store may not have opened on schedule we had periods of lost sales in certain markets.

•	Of the 51 DXL stores opened in fiscal 2013, 25 DXL stores were opened in the fourth quarter. Therefore, there was limited sales volume to offset the startup costs of a new store.

•	We discontinued our catalog business, which resulted in a decrease in sales of approximately $5.1 million in fiscal 2013.

While we did not meet our sales objectives for fiscal 2013, there were many positive results:

•	Of the 99 DXL stores opened at February 1, 2014, 48 of them have been open for more than one year and had a comparable store sales increase of 12.3%.

•

Our internet business, which was negatively impacted during the first half of the year by the discontinuation of the catalog business, increased 6.1% in the fourth quarter of fiscal 2013. We have intensified our digital marketing efforts which include emails, web searches, internet banners, and affiliate sites.

•	The dollars per transactions in our DXL stores increased 19.0%, showing that our customers like the DXL format, with the broad selection and name brands that we offer.

•	As a result of our marketing campaign, we increased our DXL brand awareness from 13% at the beginning of the fiscal year to 25% by fall 2013.

•	Despite the highly promotional retail environment, we continued to improve upon our merchandise margins, which increased 60 basis points over fiscal 2012.

Based on the results through fiscal 2013, we remain very confident in our DXL strategy. Fiscal 2013 was a significant transitional year for us. The process of opening a significant number of new stores, while at the same time liquidating twice as many legacy stores, can be challenging. Despite some of our misses in fiscal 2013, we are confident that we can improve upon our roll-out strategy as we move into fiscal 2014. Our plan was to complete the transition by the end of fiscal 2015, with 215 to 230 DXL stores opened and substantially all of our Casual Male XL stores closed. We are taking a more measured approach going forward and for fiscal 2014 we plan to open only 40 DXL stores and close 38 Casual Male XL and 2 Rochester clothing stores and we currently do not plan on our transition being complete until fiscal 2017. At which time, we expect our transition will be complete with approximately 250 DXL stores by the end of fiscal 2017. See “Fiscal 2014 Outlook” below.

From a liquidity perspective, during the second half of fiscal 2013, we financed approximately $17.5 million of capital expenditures through equipment financing loans. At February 1, 2014, we had outstanding long-term debt, from these equipment financings, of $16.7 million and borrowing under our credit facility of $9.0 million. Our availability under our credit facility at February 1, 2014 was $75.5 million. Our inventory levels, on a dollar basis, have increased slightly, but on a unit basis, our inventory has decreased 6.9% on increased square footage.

Fiscal 2014 Outlook

Fiscal 2014 will be another important year in our plan to transform our store base to DXL. A complete discussion of this business strategy and our long-term projections is discussed directly above as well as under “Item 1. Business – Business Strategy.”

For fiscal 2014, we are planning on a sales range of $405.0 to $410.0 million. We expect our gross margin rate to increase 20-90 basis points from fiscal 2013, which is based on merchandise margins improving by approximately 0 to 40 basis points and a favorable decrease in occupancy costs as a percentage of sales of 20-50 basis points. SG&A costs are planned to increase by approximately $4.3 to $6.0 million, primarily related to an increase in operating costs associated with a greater number of DXL stores versus Casual Male XL stores, including pre-opening costs and payroll (both store and support). As a percentage of sales, however, SG&A expenses are expected to decrease by approximately 75 to 90 basis points.

As mentioned above, we plan to open approximately 40 DXL stores and close 38 Casual Male XL retail stores and 2 Rochester Clothing stores. Even with the additional SG&A costs highlighted above, we expect our operating margin as a percent of sales for fiscal 2014 will improve slightly to (2.0)-(2.8)%. As a result, however, our earnings for fiscal 2014 will be a loss of approximately $(0.21)-$(0.27) per diluted share. We expect to continue providing a full valuation allowance against our deferred tax assets, therefore, we will not recognize any income tax benefit in fiscal 2014. For comparative purposes, assuming a normal tax benefit of approximately 40%, our loss for fiscal 2014, on a non-GAAP basis, would be approximately $(0.12)-$(0.16) per diluted share. This non-GAAP net loss was calculated by taking the 2014 forecasted net loss of $(0.21)-$(0.27) and multiplying each by 40% to calculate an estimated income tax benefit of $0.09-$0.11 per diluted share, resulting in an adjusted non-GAAP net loss of $(0.12)-$(0.16) per diluted share.

We expect to spend approximately $45.7 million in capital expenditures in fiscal 2014, which will be partially offset by approximately $9.3 million in tenant allowances, primarily related to opening our DXL stores. We expect to fund the remainder of our capital expenditures primarily from our operating cash flow and through equipment financing notes as well as our credit facility. At the end of fiscal 2014, we expect to have total debt of approximately $50.0-$55.0 million, consisting of $20.0 million from equipment financing notes with the balance from our credit facility. From a liquidity perspective, we expect cash flow from operating activities of $22.5 million (including the $9.3 million of tenant allowances), resulting in free cash flow (as defined below under “Presentation of Non-GAAP Measures”) of approximately $(23.2) million.

General Economic Conditions

Our performance is subject to macroeconomic conditions and their impact on levels of consumer spending. The challenging state of the economy continues to influence the level of consumer spending for discretionary items. This directly impacts our business, as it is highly dependent on consumer demand. Some of the factors negatively impacting discretionary consumer spending include general economic conditions, wages and high unemployment, increased taxation, high consumer debt, reductions in net worth based on severe market declines (such as in certain residential real estate markets which have not recovered), higher fuel, energy and other prices, increasing interest rates, severe weather conditions and low consumer confidence. In addition, any significant volatility in our financial markets, as has been experienced in the past, could also negatively impact the levels of future discretionary consumer spending. Generally, we experienced lower and inconsistent customer traffic and spending patterns during the better part of fiscal 2013. See “Item 1A, Risk Factors” for a complete discussion.

Presentation of Non-GAAP Measures

Adjusted Net Loss Per Diluted Share -Non-GAAP

The presentation of non-GAAP “adjusted net loss” and “adjusted net loss per diluted share” are not measures determined by generally accepted accounting principles (“GAAP”) and should not be considered superior to or as a substitute for income from continuing operations or earnings per diluted share in accordance with GAAP. We believe that the inclusion of these non-GAAP measures is important to assist investors in comparing fiscal 2013 results to our previous guidance as well as to fiscal 2012 on a comparable basis.

The following table is a reconciliation of net loss on a GAAP-basis to adjusted net loss (non-GAAP) for fiscal 2013:

GAAP TO NON-GAAP RECONCILIATION

	Fiscal 2013
	$	Per diluted share
(in millions, except per share data)
Net loss, GAAP basis	$(59.8)	$(1.23)
Add back:
Executive severance accrual of $2.3 million, less income tax at 40.2% of $0.9 million	1.4	0.03
Asset impairments of $1.5 million, less tax at 40.2% of $0.6 million	0.9	0.02
Charge to establish full valuation allowance	51.3	1.05

Adjusted net loss, non-GAAP basis	$(6.2)	$(0.13)
Weighted average number of common shares outstanding on a diluted basis		48.5

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

We calculate free cash flows as cash flow provided by operating activities less capital expenditures and discretionary store asset acquisitions, if applicable:

(in millions)	Fiscal 2013	Fiscal 2012	Projected Cash Flow Fiscal 2014
Cash flow provided by operating activities:
Cash flow provided by operating activities other than tenant allowances	$15.0	$27.5	$13.2
Tenant allowances	9.9	2.4	9.3

Cash flow provided by operating activities	24.9	29.9	22.5
Less: capital expenditures	(54.1)	(32.4)	(45.7)

Free cash flow	$(29.2)	$(2.5)	$(23.2)

SEGMENT REPORTING

We report our operations as one reportable segment, Big & Tall Men’s Apparel, which consists of our two principal operating segments: retail and direct. We consider our operating segments to be similar in terms of economic characteristic, production processes and operations, and have therefore aggregated them into a single reporting segment.

RESULTS OF OPERATIONS

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. Fiscal 2013 and fiscal 2011 were 52-week periods while fiscal 2012 was a 53-week period.

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

Through the end of fiscal 2013, most of our DXL stores were considered relocations and comparable to all the closed stores in each respective market area for the first twelve months. For fiscal 2013, 99 DXL stores were included in our comparable store base. The sales from 51 of those 99 DXL stores are comparable to prior year sales that included the sales from 73 closed Casual Male XL stores and 2 closed Rochester Clothing stores. On a comparable sales basis, our selling square footage increased 54.6% for fiscal 2013 as compared to fiscal 2012. For fiscal 2012, 46 DXL stores were included in our comparable store base. The sales from 40 of those 46 DXL stores were comparable to the prior year sales from 54 Casual Male XL stores and 2 Rochester Clothing stores. On a comparable sales basis, our selling square footage increased 57.5% for fiscal 2012 as compared to fiscal 2011. The method of calculating comparable sales varies across the retail industry and, as a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies.

Originally these stores were included in the comparable sales base in order to provide insight as to how a DXL store was performing in the market when compared to the sales of the predecessor stores. However, at the end of fiscal 2013, we now have 48 DXL stores at that have been open for more than one year and we believe that this DXL comparable will have more meaning going forward. Therefore, beginning with the first quarter of fiscal 2014, we will return to our traditional calculation of comparable sales. A DXL store will only become a comparable store once the store has been open for at least one full fiscal year.

SALES

Sales for the 52 weeks in fiscal 2013 decreased 2.9% to $388.0 million as compared to $399.6 million for the 53 weeks in fiscal 2012. The decrease of $11.6 million in total sales was due primarily to a decrease in sales for closed stores of $16.2 million related to lease terminations or sales unassociated with a DXL store. In addition for comparison purposes to fiscal 2013, fiscal 2012 had an additional 53rd week of sales, which was approximately $5.5 million. This decrease in sales was partially offset by an increase in comparable sales of 3.0%, or $11.1 million, as compared to fiscal 2012. The following is a table that reconciles total sales for fiscal 2012 to total sales for fiscal 2013:

Sales (in millions)
Total Sales –Fiscal 2012	$399.6
Less:
Sales for extra week of fiscal 2012 (53 weeks)	(5.5)
Sales from fiscal 2012 for closed stores (1)	(16.2)

$377.9
Increase in DXL comparable sales	15.3
Increase in internet sales	2.0
Decrease in Casual Male XL and Rochester comparable sales	(1.0)
Decrease in catalog sales	(5.1)
Other, net	(1.1)

Total Sales – Fiscal 2013	$388.0

(1)	Represents Casual Male XL and Rochester Clothing stores that closed during fiscal 2012 or fiscal 2013 and are not associated with a DXL store for comparable sales purposes. The majority of these stores were primarily smaller volume stores located in smaller markets and were outside of our DXL market areas.

The following is a summary of the breakdown of our comparable sales for fiscal 2013, showing the percentage increase or decrease from to fiscal 2012:

	Number of Stores	% Change
Total comparable sales		3.0%
Retail Business	359	4.7%
DXL stores (1)	99	19.3%
Casual Male XL and Rochester Clothing stores	260	(0.4%)
Direct Business		(4.4%)
E-commerce		4.2%
Catalog		(60.6%)

(1)	Of the 99 comparable DXL stores, 48 stores have been open more than one year and had a comparable sales increase of 12.3% for fiscal 2013.

As summarized in the table above, the comparable sales increase of 3.0% consisted of an increase in our retail business of 4.7%, or $14.3 million, offset by a decrease in our direct business of 4.4%, or $3.2 million. The increase in our retail business of $14.3 million was driven by our 99 DXL stores which had a comparable store sales increase of 19.3%, or $15.3 million, as compared to fiscal 2012. Our remaining retail stores had a comparable sales decrease of $1.0 million, or (0.4%). At February 1, 2014, 48 of our DXL stores have been open for more than one year and those stores had a comparable sales increase of 12.3%.

The decrease in the direct business was primarily driven by a decrease in our catalog sales of $5.1 million for fiscal 2013 as compared to last year. In fiscal 2012, we began decreasing our catalog circulations and impressions on existing catalogs, as part of our shift toward our more profitable e-commerce business. During the second quarter of fiscal 2013, we eliminated our catalogs completely replacing them with more cost-effective direct mail pieces. Catalog sales accounted for approximately 4.8% of our direct business in fiscal 2013 as compared to 11.6% in fiscal 2012. While catalog sales have decreased, the profit margin from our direct business continues to improve. The operating margin for fiscal 2013 increased 10.4%, from 26.0% to 28.7%. During the second half of fiscal 2013, sales from our e-commerce business improved 6.8% compared to the second half of fiscal 2012. In the long-term, we expect our e-commerce business to replace the current shortfall in sales from our legacy brand catalogs and one of our priorities for fiscal 2014 is to continue to develop marketing initiatives to drive our e-commerce business.

Sales for 53 weeks of fiscal 2012 increased 1.0% to $399.6 million as compared to $395.9 million for the 52 weeks of fiscal 2011. Sales for the 53rd week of fiscal 2012 were $5.1 million. On a comparable 53-week basis, total comparable sales increased 1.5%, or $5.7 million, as compared to fiscal 2011. This increase consisted of an increase in our retail business of 2.0%, or $6.4 million, partially offset by a decrease in our direct business of 1.0%, or $0.7 million. The 2.0% increase in our retail business was predominantly driven by our 46 DXL stores which had a comparable store sales increase of 15.6%, or $5.6 million, over the prior year while our remaining stores had a comparable store sales increase of 0.3%, or $0.8 million. During fiscal 2012, sales from approximately 78 Casual Male XL stores, which were in close proximity to a DXL store location, were lower by an average of 3.2% as compared to the remaining stores. With respect to our direct business, we saw significant improvement in fiscal 2012 from our e-commerce business as sales increased 11.2%. This growth was offset by a decrease from our catalog business of 31.1%. During fiscal 2012, we continued to decrease our catalog circulation and impressions on existing catalogs, both of which are down approximately 50% over fiscal 2011, to shift emphasis towards our digital marketing efforts and our more profitable e-commerce business. Our e-commerce business accounted for approximately 67% of our direct business in fiscal 2012.

For fiscal 2014, we are forecasting sales to be $405.0 million to $410.0 million, with a comparable sales increase of approximately 5.6%. As we discussed above, beginning in fiscal 2014 our calculation of comparable sales will only include the DXL stores that have been open for more than one year.

GROSS MARGIN

Gross margin rate for fiscal 2013 was 46.0% as compared to 46.5% for fiscal 2012 and 46.3% for fiscal 2011. The decrease of 50 basis points for fiscal 2013 as compared to fiscal 2012 was comprised of an increase in occupancy costs of 110 basis points offset by a 60 basis point improvement in merchandise margin. The improvement in merchandise margins of 60 basis points was due to an increase in initial markup and a reduced markdown rate over the prior year. On a dollar basis, occupancy costs for fiscal 2013 increased 4.2% as compared to the prior year, due to the timing of DXL store openings and Casual Male XL store closings. This increase included $4.3 million in DXL transition costs, specifically related to pre-opening rent and lease terminations.

The increase of 20 basis points for fiscal 2012 was comprised of a 60 basis point increase in merchandise margin offset by an increase in occupancy costs of 40 basis points. Occupancy costs for fiscal 2012 increased 3.6%, or approximately $2.1 million, over the prior year due to the timing of our DXL store openings and the associated pre-opening occupancy costs incurred.

For fiscal 2014, we are expecting that our occupancy costs, on a dollar-basis, will increase approximately $1.8 million as a result of adding approximately 40 DXL stores in fiscal 2014 and certain lease termination costs associated with closing 38 Casual Male XL and two Rochester Clothing stores. However, we expect occupancy costs as a percentage of sales will be between 20 to 50 basis points lower than fiscal 2013. We are expecting that our merchandise margins, which have improved over 170 basis points over the past 4 years, will remain relatively flat to a slight increase of 40 basis points. Accordingly, for fiscal 2014, we are expecting gross margin will increase 20 to 90 basis points over fiscal 2013.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses as a percentage of sales for fiscal 2013, 2012 and 2011 were 44.0%, 39.1% and 38.4%, respectively.

On a dollar basis, SG&A expenses for fiscal 2013 increased $14.3 million, or 9.1%, to $170.7 million as compared to SG&A expenses of $156.4 million in fiscal 2012. The increase in SG&A expenses of $14.3 million is principally due to $9.3 million of incremental marketing costs associated with our national marketing program, an accrual for executive severance–related costs of approximately $2.3 million and increased stock compensation of $1.1 million primarily related to our long-term incentive plan. These costs were partially offset by one less week of expenses of approximately $2.7 million in fiscal 2013 as compared to fiscal 2012, which was a 53-week year. SG&A expenses for fiscal 2013 include approximately $5.3 million of DXL transition costs for increased payroll-related costs, such as pre-opening payroll, training and store operations as compared to $6.2 million in fiscal 2012.

SG&A expenses for fiscal 2012 increased $4.4 million, or 2.9%, to $156.4 million as compared to SG&A expenses of $152.0 million in fiscal 2011. The increase in SG&A expenses of $4.4 million includes the impact of the 53rd week which approximated $2.7 million. Included in the increase of $4.4 million were incremental costs of approximately $6.2 million related to pre-opening payroll, training, store operations, infrastructure and increased marketing to support the DXL roll-out as well as $1.4 million related to a corporate bonus. These increases were partially offset by reduced litigation costs of approximately $1.9 million and a net savings in marketing of approximately $1.0 million which was attributable to the delay of certain DXL store openings.

For fiscal 2014, we are expecting that our SG&A expenses will increase to $175.0-$176.7 million as we continue to grow the DXL format. The $4.3-$6.0 million increase is primarily related to incremental operating costs associated with our growing DXL concept, as well as costs to close approximately 38 Casual Male XL and two Rochester Clothing stores. Overall, we expect to limit our SG&A growth rates, except where necessary to support our growth activities or where there are unanticipated costs that are necessary to support our overall activities.

PROVISION FOR TRADEMARK IMPAIRMENT

In the fourth quarter of fiscal 2011, we recorded a non-cash impairment charge of $23.1 million against our “Casual Male” trademark. With the roll-out of our DXL store concept, we plan to close most of our Casual Male XL retail stores. As a result, we could not support the existing carrying value of the “Casual Male” trademark with this declining Casual Male XL store base. As a result, the carrying value of the “Casual Male” trademark was greater than the fair value of the trademark as valued using a discounted future cash flow approach. At January 28, 2012, the “Casual Male” trademark became a definite-lived asset. At February 1, 2014, the “Casual Male” trademark has a carrying value of $2.5 million, which will be amortized on an accelerated basis through fiscal 2018. For more information regarding this impairment, see “Critical Accounting Policies –Intangibles” and Note A to the Consolidated Financial Statements.

There were no significant impairments in fiscal 2013 and fiscal 2012.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $20.8 million for fiscal 2013, $15.5 million for fiscal 2012 and $12.5 million for fiscal 2011. The increase of $5.3 million in depreciation and amortization expense for fiscal 2013 is primarily related to our DXL store openings during fiscal 2013 and an impairment charge of $1.5 million for the write-down of property and equipment. The impairment charge related to stores where the carrying value exceeded fair value. The increase in fiscal 2012 as compared to fiscal 2011 was primarily due to the increase in amortization expense of approximately $2.0 million related to the “Casual Male” trademark with the remainder attributed to DXL store openings.

INTEREST EXPENSE, NET

Net interest expense for fiscal 2013 was $1.0 million as compared to $0.6 million for fiscal 2012 and fiscal 2011. Interest expense for the past few years has remained relatively low due to minimal borrowings on our credit facility. However, with our store growth in fiscal 2013, our interest costs increased slightly due to funding a portion of that store growth with borrowings from our credit facility and equipment financings.

During the second quarter of fiscal 2013, we amended and extended our credit facility. As part of the amendment, our interest rate costs decreased approximately 50 basis points and our availability under the credit facility increased by approximately $25 million. During fiscal 2013, we funded approximately $17.5 million of our capital expenditures through equipment financing. See “Liquidity and Capital Resources” for more discussion regarding our current credit facility, equipment financings and future liquidity needs. Our average borrowings under our credit facility during fiscal 2013 were $14.9 million as compared to less than $2.0 million in fiscal 2012 and $1.0 million in fiscal 2011.

For fiscal 2014, we expect our net interest costs to increase to approximately $2.0 million as a result of expected borrowings under our credit facility and equipment financing notes.

INCOME TAXES

Pursuant to accounting rules, realization of our deferred tax assets, which relate principally to federal net operating loss carryforwards expiring from 2022 through 2033, is dependent on generating sufficient taxable income in the near term.

In the fourth quarter of fiscal 2011, we determined that it was more likely than not that we would be able to realize the benefits of substantially all of the deferred tax assets in the United States. In reaching this determination, we considered the positive evidence of three years of improved profitability, our expectations of future taxable income and expected growth. As a result, we reversed $48.3 million in valuation allowance.

As of February 1, 2014, we are in a three-year cumulative loss. Based on our forecasts, which were revised in the fourth quarter of fiscal 2013, we also expect that we will generate losses in fiscal 2014 and the cumulative three-year loss will increase as of the end of fiscal 2014. After consideration of these factors, we have determined that it is more likely than not that we will not be able to realize the benefits of our deferred tax assets in the United States. Accordingly, at February 1, 2014, we recorded an incremental non-cash charge of $51.3 million to establish a full valuation allowance against our deferred tax assets.

DISCONTINUED OPERATIONS

In the second quarter of fiscal 2012, we closed our European direct business. The operating results for the European direct business have been reclassified to discontinued operations for fiscal 2011.

NET INCOME (LOSS)

The net loss for fiscal 2013 was $(59.8) million, or $(1.23) per diluted share, as compared to net income for fiscal 2012 of $6.1 million, or $0.13 per diluted share, and net income of $42.7 million, or $0.89 per diluted share, in fiscal 2011.

(in millions)	Fiscal 2013		Fiscal 2012	Fiscal 2011
Operating income (loss) from continuing operations before provision for asset and trademark impairment and severance (1)	$(9.3)		$13.9	$18.6
Severance	(2.3)
Provision for asset impairment	(1.5	)(2)	—	—
Provision for trademark impairment	—		—	(23.1	)(4)

Operating income (loss) from continuing operations, on a GAAP basis	$(13.1)		$13.9	$(4.5)
Other expense, net	—		—	(0.2)
Interest expense, net	(1.0)		(0.6)	(0.6)

Income (loss) from continuing operations, before taxes	(14.1)		13.3	(5.3)
Less: Provision (benefit) for income taxes	45.7	(3)	5.2	(50.1	)(3)

Income (loss) from continuing operations	(59.8)		8.1	44.8
Loss from discontinued operations	—		(1.9)	(2.1)

Net income (loss)	$(59.8)		$6.1	$42.7

(1)	Operating income (loss) before provision for asset and trademark impairment and severance of $(9.3) million and $18.6 million for fiscal 2013 and fiscal 2011, respectively, are non-GAAP measures and are not meant to be considered superior to or as a substitute for operating income (loss), on a GAAP basis, of $(13.1) million and $(4.5) million, respectively. We believe that the above table is a meaningful presentation to measure our operating performance and reconcile our actual results with previously issued guidance.
(2)	During the fourth quarter of fiscal 2013, the Company recorded an impairment charge related to certain stores with carrying values that exceeded fair value.
(3)	During the fourth quarter of fiscal 2011, we reversed $42.5 million of our valuation allowance against our deferred tax assets, resulting in an income tax benefit for fiscal 2011. However, due to the net loss incurred in fiscal 2013, which resulted in a three-year cumulative loss position, we recorded a charge of $51.3 million to establish a full valuation allowance against our deferred tax assets. See Note D “Income Taxes” to the Consolidated Financial Statements for complete disclosure.
(4)	Results for fiscal 2011 include a non-cash impairment charge of $23.1 million related to the write-down of our “Casual Male” trademark. As a result of our growth initiative to expand our DXL store concept, we are closing existing Casual Male XL retail stores in the same market. The carrying value of the “Casual Male” trademark could not be supported by this decrease in projected future cash flows and resulted in a partial write-down of the trademark value.

SEASONALITY

A comparison of sales in each quarter of the past three fiscal years is presented below. The amounts shown are not necessarily indicative of actual trends, because such amounts also reflect the addition of new stores and the remodeling and closing of others during these periods. Consistent with the retail apparel industry, our business is seasonal. Generally, the majority of our operating income is generated in the fourth quarter as a result of the impact of the Christmas selling season. A comparison of quarterly sales, gross profit, and net income per share for the past two fiscal years is presented in Note K of the Notes to the Consolidated Financial Statements.

(in millions, except percentages)	FISCAL 2013		FISCAL 2012		FISCAL 2011
First quarter	$93.6	24.1%	$95.5	23.9%	$95.4	24.1%
Second quarter	97.6	25.2%	100.5	25.1%	100.4	25.4%
Third quarter	88.2	22.7%	88.7	22.2%	89.0	22.5%
Fourth quarter	108.5	28.0%	114.9	28.8%	111.1	28.0%

	$387.9	100.0%	$399.6	100.0%	$395.9	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility, which was most recently amended in June 2013, with Bank of America, N.A (“Credit Facility”). Our current cash needs are primarily for working capital (essentially inventory requirements), capital expenditures and growth initiatives. As discussed below, our capital expenditures for fiscal 2014 are expected to be $45.7 million, primarily related to the planned opening of approximately 40 new DXL stores and information technology projects. However, we expect to receive approximately $9.3 million in tenant allowances to offset these capital expenditures. We expect to fund our store growth in fiscal 2014 primarily through earnings and borrowings from our Credit Facility as well as equipment financing loans. For fiscal 2014, while our total debt is projected to reach approximately $60.0 to $65.0 million during our key seasonal buying periods, we expect that our total debt at the end of fiscal 2014 will be approximately $50.0-$55.0 million.

During the second half of fiscal 2013, we financed approximately $17.5 million of capital expenditures through equipment financing loans pursuant to a Master Loan and Security Agreement described below. We currently expect to finance up to an additional $10.5 million of equipment acquisitions over the next twelve months pursuant to this agreement, resulting in aggregate equipment financing loans of up to $28.0 million.

We currently believe that our existing cash generated by operations together with our equipment financings and availability under our credit facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements. For fiscal 2013, free cash flow, which we define as cash flow from operating activities, less capital expenditures and discretionary store asset acquisitions, if any, decreased by $26.7 million to $(29.2) million from $(2.5) million for fiscal 2012. This decrease in free cash flow was due to the increase in capital expenditures of $21.7 million related to the new store openings and a decrease of $5.0 million in cash flow from operations. See “Presentation of Non-GAAP Measure” above regarding non-GAAP free cash flow.

The following table sets forth financial data regarding our liquidity position at the end of the past three fiscal years:

	FISCAL YEARS
(in millions, except ratios)	2013	2012	2011
Cash provided by operations	$24.9	$29.9	$23.4
Working capital	$50.2	$82.5	$87.2
Current ratio	1.7:1	2.6:1	2.9:1

CREDIT FACILITY

During the second quarter of fiscal 2013, we amended our Credit Facility with Bank of America, N.A. In addition to extending the term of Credit Facility from November 10, 2014 to June 26, 2018, the amendment also increased our total maximum committed borrowing to $100 million (from $75 million) and continues to include an accordion feature which could increase the committed borrowings by an additional $50 million upon our request and the agreement of the lender(s) participating in the increase. Further, the Company’s borrowing rates were decreased by 50 basis points for both prime-based and LIBOR-based borrowings. The Credit Facility includes a sublimit of $20 million for commercial and standby letters of credit and a sublimit of up to $15 million for Swingline Loans. Our Credit Facility is described in more detail in Note C to the Notes to the Consolidated Financial Statements.

Borrowings made pursuant to the Credit Facility bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% and (c) the annual LIBOR rate for the respective interest period) plus a varying percentage, based on our borrowing base, of 0.50%-0.75% for prime-based borrowings and 1.50%-1.75% for LIBOR-based borrowings.

We had outstanding borrowings of $9.0 million under the Credit Facility at February 1, 2014. Outstanding standby letters of credit were $2.2 million and outstanding documentary letters of credit were $1.5 million. The average monthly borrowings outstanding under this facility during fiscal 2013 were approximately $14.9 million, resulting in an average unused excess availability of approximately $71.2 million. Unused excess availability at February 1, 2014 was $75.5 million. Our obligations under the Credit Facility are secured by a lien on all of our assets.

Master Loan and Security Agreement

During the second half of fiscal 2013, we entered into seven Equipment Security Notes (the “Notes”), whereby we borrowed an aggregate of $17.5 million. The Notes were issued pursuant to a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC, dated July 20, 2007 and most recently amended September 30, 2013. The Notes are secured by a security interest in all of our rights, title and interest in and to certain equipment. The Notes are for 48 months and accrue interest at fixed rates ranging from 3.07% to 3.29%. Principal and interest, in arrears, are payable monthly. We are subject to a prepayment penalty equal to 1% of the prepaid principal of the Notes until the first anniversary, 0.5% of the prepaid principal from the first anniversary until the second anniversary and no prepayment penalty thereafter. At February 1, 2014, the outstanding balance of Notes was $16.7 million.

The proceeds from the Notes were used to fund partially the capital expenditures associated with our DXL store rollout.

INVENTORY

At February 1, 2014, total inventories increased 1.3% to $105.6 million from $104.2 million at February 2, 2013. While inventory levels on a dollar basis were up slightly when compared to the prior year, on a unit basis inventories decreased 6.9% from year ago levels. Although our store count decreased in fiscal 2013, our square footage increased slightly and, as a result, our average inventory per square foot was slightly lower than the prior year.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined by 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at February 1, 2014, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
Contractual Obligations (in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases (1)	$297.4	$48.3	$77.1	$56.8	$115.2
Long-Term Debt Obligations (2)	17.6	5.0	8.9	3.7	—
Severance and severance-related costs	2.3	1.3	1.0	—	—
Non-merchandise Purchase Obligations (3)	0.5	0.4	0.1	—	—
Merchandise Purchase Obligations (4)	53.0	10.0	20.5	22.5	—

Total Commitments (5)	$370.8	$65.0	$107.6	$83.0	$115.2

(1)	Includes amounts due on our lease agreement for our corporate headquarters and distribution center and operating leases for all of our current store locations and certain equipment and auto leases.
(2)	Includes principal payments on our outstanding secured notes and the corresponding estimated interest costs.
(3)	Non-merchandise Purchase Obligations include an on-going consulting agreement with Jewelcor Management, Inc., pursuant to which we are obligated to pay $0.4 million annually through April 29, 2014. See Note H—“Related Parties” to the Notes to the Consolidated Financial Statements for a full description of this agreement.
(4)	Merchandise Purchase Obligations include amounts for which the Company is contractually committed to meet certain minimum purchases. These commitments are contingent on the supplier meeting its obligations under the contract. Excluded from Merchandise Purchase Obligations in the table above are our outstanding obligations pursuant to open purchase orders. At February 1, 2014, we had approximately $72.0 million in open purchase orders. We estimate that approximately 95% of these purchase orders may be considered non-cancelable.
(5)	At February 1, 2014, we had an unfunded Pension Obligation of $3.1 million and SERP of $0.6 million, which is not included in the table because of uncertainty over whether or when further contributions will be required.

CAPITAL EXPENDITURES

Below is a summary of store openings and closings from February 2, 2013 to February 1, 2014 and related square footage:

Number of Stores:	DXL	Casual Male XL Retail	Rochester Clothing	Casual Male XL Outlets	Total stores
At February 2, 2013	48	297	12	55	412
Replaced stores(1)	51	(72)	(2)	(1)	(24)
Closed retail stores(2)	—	(27)	—	(2)	(29)

At February 1, 2014	99	198	10	52	359

Total square footage (in thousands)
at February 1, 2014	915	713	88	167	1,883
at February 2, 2013	475	1,067	108	174	1,824

(1)	Represents the total number of DXL stores opened in existing markets with the corresponding total number of Casual Male XL stores and/or Rochester Clothing stores closed in such markets in connection with those DXL store openings.

(2)	Represents closed stores for which there were no corresponding openings of a DXL store in the same market.

Our capital expenditures for fiscal 2013 were $54.1 million, as compared to $32.4 million in fiscal 2012 and $18.0 million in fiscal 2011. Approximately $44.1 million related to the opening of 51 new DXL stores. In addition, we spent approximately $9.0 million in management information projects, which included continued enhancements for our e-commerce site. The remainder was used for general capital projects in our distribution center and corporate offices.

For fiscal 2014, our capital expenditures are expected to be approximately $45.7 million and we expect to receive approximately $9.3 million in tenant allowances to offset these expenditures. The budget includes approximately $35.4 million, excluding any allowance, related to the opening of 40 Destination XL stores and approximately $8.7 million for continued information technology projects, including enhanced web-in inventory visibility, pick-up in-store purchases and access to Company-wide inventory for customer fulfillment, with the remainder for general overhead projects. In addition, we expect to close approximately 38 existing Casual Male XL stores and two Rochester Clothing stores, most of which are in connection with the opening of our new DXL stores.

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

Stock-Based Compensation

We measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation over the service period for awards expected to vest. The fair value of our stock options is determined using the Black-Scholes valuation model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures. Actual results, and future changes in estimates, may differ substantially from these current estimates. For performance-based awards, no compensation expense is recognized until the performance targets are deemed probable. At February 1, 2014, we have not recognized any expense on our outstanding performance-based awards because the performance targets are not deemed probable. For fiscal 2013, 2012 and 2011, we recognized total compensation expense of $1.9 million, $0.8 million and $1.3 million, respectively.

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

During the fourth quarter of fiscal 2013, we recorded an impairment charge of $1.5 million to write-down property and equipment. The impairment related to stores with carrying values which exceeded fair value. There were no material impairment charges for long-lived assets in fiscal 2012 or fiscal 2011.

Intangibles

In accordance with ASC Topic 350, Intangibles Goodwill and Other, we evaluate our intangible assets with indefinite-lives at least annually for impairment by analyzing the estimated fair value.

In the fourth quarter of fiscal 2013, we performed our annual testing of our “Rochester” trademark for potential impairment. Utilizing an income approach with appropriate royalty rates applied, we concluded that the “Rochester” trademark, with a carrying value of $1.5 million, was not impaired.

During the fourth quarter of fiscal 2011, we recorded a non-cash impairment charge of $23.1 million against our “Casual Male” trademark. In connection with our expansion of our new DXL store concept and the expected closure of our Casual Male XL retail stores, the fair value of our “Casual Male” trademark, as determined using an income approach with applicable royalty rate applied, was not sufficient to support the then-carrying value. At January 28, 2012, the “Casual Male” trademark was reclassified to a definitive-lived asset. At February 1, 2014, the “Casual Male” trademark has a remaining carrying value of $2.5 million, which is being amortized, on an accelerated basis, over its estimated remaining useful life of 5 years.

Deferred Taxes

In accordance with ASC Topic 740, Income Taxes, on a quarterly basis, we evaluate the realizability of our deferred tax assets and, if needed, establish a valuation allowance against those assets if it is determined that it is more likely than not that the deferred tax assets will not be realized.

As of February 1, 2014, we were in a cumulative three-year loss position. Based on this cumulative loss position and our anticipated losses in fiscal 2014, which will increase our cumulative loss, we determined that it was more likely than not that the deferred tax assets at February 1, 2014 would not be realized. Accordingly, we recorded an incremental charge of $51.3 million to establish a full valuation allowance against our deferred tax assets.

In the fourth quarter of fiscal 2011, we recognized an income tax benefit of $42.5 million due to the reversal of a substantial portion of the deferred tax asset valuation allowance. At that time, based on three years of positive earnings and our projections of future taxable income at the time, we determined that it was more likely than not that we would be able to realize the benefits of substantially all of our deferred tax assets. See “Income Taxes” above for more discussion.

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed accounting pronouncements and interpretations thereof that have effective dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings. The applicability of any standard will be evaluated by us and is still subject to our review.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB

Emerging Issues Task Force). U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We currently present these tax items in accordance with this guidance; therefore no changes are necessary for adoption.

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

Interest Rates

We utilize cash from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires June 26, 2018, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At February 1, 2014, we had outstanding borrowings of approximately $9.0 million. Based upon a sensitivity analysis as of February 1, 2014, assuming average outstanding borrowing during fiscal 2013 of $14.9 million, a 50 basis point increase in interest rates would have increased interest expense by approximately $0.1 million.

Foreign Currency

Our Sears Canada catalog operations conduct business in Canadian dollars and our Rochester Clothing store located in London, England conducts business in British pounds. If the value of the Canadian dollar or the British pound against the U.S. dollar weakens, the revenues and earnings of these operations will be reduced when they are translated or remeasured to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of February 1, 2014, sales from our Sears Canada operations and our London Rochester Clothing store were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse affect on our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

DESTINATION XL GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Destination XL Group, Inc.

We have audited the accompanying consolidated balance sheet of Destination XL Group, Inc. as of February 1, 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Destination XL Group, Inc. as of February 1, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Destination XL Group, Inc.’s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Destination XL Group, Inc.,

We have audited the accompanying consolidated balance sheet of Destination XL Group, Inc. as of February 2, 2013 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended February 2, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Destination XL Group, Inc. at February 2, 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended February 2, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

Boston, Massachusetts

March 15, 2013

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

February 1, 2014 and February 2, 2013

	February 1, 2014 (Fiscal 2013)	February 2, 2013 (Fiscal 2012)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,544	$8,162
Accounts receivable	8,347	5,007
Inventories	105,556	104,211
Deferred income taxes	—	6,625
Prepaid expenses and other current assets	7,994	9,081

Total current assets	126,441	133,086
Property and equipment, net of accumulated depreciation and amortization	102,939	65,942
Other assets:
Intangible assets	4,393	6,256
Deferred income taxes	—	38,688
Other assets	3,608	1,973

Total assets	$237,381	$245,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,561	$—
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	32,945	25,464
Accrued expenses and other current liabilities	28,227	23,655
Borrowings under credit facility	9,029	—

Total current liabilities	76,227	50,584

Long-term liabilities:
Long-term debt, net of current portion	12,145	—
Deferred rent and lease incentives	22,835	11,562
Deferred gain on sale-leaseback, net of current portion	16,120	17,585
Other long-term liabilities	5,083	5,002

Total long-term liabilities	56,183	34,149

Commitments and contingencies (Note E)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 61,473,083 and 59,447,008 shares issued at February 1, 2014 and February 2, 2013, respectively	615	595
Additional paid-in capital	296,501	293,977
Treasury stock at cost, 10,877,439 shares at February 1, 2014 and February 2, 2013	(87,977)	(87,977)
Accumulated deficit	(99,608)	(39,822)
Accumulated other comprehensive loss	(4,560)	(5,561)

Total stockholders’ equity	104,971	161,212

Total liabilities and stockholders’ equity	$237,381	$245,945

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012

	February 1, 2014 (Fiscal 2013)	February 2, 2013 (Fiscal 2012)	January 28, 2012 (Fiscal 2011)
	(In thousands, except per share data)
Sales	$387,983	$399,640	$395,867
Cost of goods sold including occupancy costs	209,569	213,881	212,691

Gross profit	178,414	185,759	183,176
Expenses:
Selling, general and administrative	170,652	156,366	151,999
Provision for trademark impairment	—	—	23,110
Depreciation and amortization	20,841	15,469	12,533

Total expenses	191,493	171,835	187,642

Operating income (loss)	(13,079)	13,924	(4,466)
Other expense	—	—	(252)
Interest expense, net	(1,046)	(621)	(556)

Income (loss) from continuing operations before provision (benefit) for income taxes	(14,125)	13,303	(5,274)
Provision (benefit) for income taxes	45,661	5,244	(50,078)

Income (loss) from continuing operations	(59,786)	8,059	44,804
Loss from discontinued operations, net of taxes	—	(1,933)	(2,141)

Net income (loss)	$(59,786)	$6,126	$42,663

Net income (loss) per share—basic:
Income (loss) from continuing operations	$(1.23)	$0.17	$0.94
Loss from discontinued operations	$0.00	$(0.04)	$(0.05)
Net income (loss) per share—basic	$(1.23)	$0.13	$0.90
Net income (loss) per share— diluted:
Income (loss) from continuing operations	$(1.23)	$0.17	$0.93
Loss from discontinued operations	$0.00	$(0.04)	$(0.04)
Net income (loss) per share—diluted	$(1.23)	$0.13	$0.89
Weighted-average number of common shares outstanding:
Basic	48,473	47,947	47,424
Diluted	48,473	48,385	48,044

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012

	February 1, 2014 (Fiscal 2013)	February 2, 2013 (Fiscal 2012)	January 28, 2012 (Fiscal 2011)
	(In thousands)
Net income (loss)	$(59,786)	$6,126	$42,663
Other comprehensive income (loss) before taxes:
Foreign currency translation	(280)	(5)	(47)
Pension plan	1,281	199	(2,732)

Other comprehensive income (loss) before taxes	1,001	194	(2,779)
Tax (provision) benefit related to items of other comprehensive income (loss)	—	(39)	1,099

Other comprehensive income (loss), net of tax	1,001	155	(1,680)

Comprehensive income (loss)	$(58,785)	$6,281	$40,983

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amounts		Shares	Amounts			Total
Balance at January 29, 2011	58,662	$587	$291,369	(10,877)	$(87,977)	$(88,611)	$(4,036)	$111,332
Exercises under option program	169	2	591					593
Issuance of restricted stock, net of cancellations	500	5	(5)					—
Stock compensation expense			1,292					1,292
Excess tax benefits from stock-based awards			41					41
Board of Directors compensation	28	—	117					117
Accumulated other comprehensive income (loss):
Unrecognized loss associated with Pension Plan, net of taxes of $1.0 million							(1,652)	(1,652)
Foreign currency, net of taxes							(28)	(28)
Net income						42,663		42,663

Balance at January 28, 2012	59,359	$594	$293,405	(10,877)	(87,977)	(45,948)	(5,716)	154,358

Exercises under option program	116	1	(1)					—
Cancellations of restricted stock, net of issuances	(30)	—	—					—
Stock compensation expense			777					777
Excess tax benefits from stock-based awards			31					31
Stock compensation in excess of tax benefits			(359)					(359)
Board of Directors compensation	32	—	124					124
Accumulated other comprehensive income (loss):
Unrecognized gain associated with Pension Plan, net of taxes of $0.1 million							121	121
Foreign currency, net of taxes							34	34
Net income						6,126		6,126

Balance at February 2, 2013	59,477	$595	$293,977	(10,877)	$(87,977)	$(39,822)	$(5,561)	$161,212

Exercises under option program	106	1	394					395
Issuance of restricted stock, net of cancellations	1,846	18	(18)					—
Stock compensation expense			1,893					1,893
Board of Directors compensation	44	1	255					256
Accumulated other comprehensive income (loss):
Unrecognized loss associated with Pension Plan							1,281	1,281
Foreign currency							(280)	(280)
Net loss						(59,786)		(59,786)

Balance at February 1, 2014	61,473	$615	$296,501	(10,877)	$(87,977)	$(99,608)	$(4,560)	$104,971

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012

	February 1, 2014 (Fiscal 2013)	February 2, 2013 (Fiscal 2012)	January 28, 2012 (Fiscal 2011)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(59,786)	$6,126	$42,663
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred gain on sale leaseback	(1,465)	(1,466)	(1,465)
Provision for trademark impairment	—	—	23,110
Depreciation and amortization	20,841	15,469	12,533
Deferred taxes, net of valuation allowance	45,313	5,057	(51,908)
Excess tax benefits from stock-based awards	—	(31)	(41)
Stock compensation in excess of tax benefits	—	(359)	—
Stock compensation expense	1,893	777	1,292
Issuance of common stock to Board of Directors	256	124	117
Changes in operating assets and liabilities:
Accounts receivable	(3,340)	(1,653)	(267)
Inventories	(1,345)	(44)	(11,278)
Prepaid expenses and other current assets	1,087	(437)	62
Other assets	(1,080)	52	84
Accounts payable	7,481	807	7,105
Income taxes	—	—	(242)
Deferred rent and lease incentives	11,273	2,818	504
Accrued expenses and other liabilities	3,770	2,655	1,116

Net cash provided by operating activities	24,898	29,895	23,385

Cash flows from investing activities:
Additions to property and equipment	(54,125)	(32,390)	(18,038)
Proceeds from sale of businesses	—	273	258

Net cash used for investing activities	(54,125)	(32,117)	(17,780)

Cash flows from financing activities:
Net borrowings under credit facility	9,029	—	—
Proceeds from the issuance of long-term debt	17,523	—	—
Costs associated with amendment to credit facility and issuance of long-term debt	(521)	—	—
Principal payments on long-term debt	(817)	—	—
Excess tax benefits from stock based awards	—	31	41
Proceeds from the exercise of stock options under option program	395	—	593

Net cash provided by financing activities	25,609	31	634

Net increase (decrease) in cash and cash equivalents	(3,618)	(2,191)	6,239
Cash and cash equivalents:
Beginning of the year	8,162	10,353	4,114

End of the year	$4,544	$8,162	$10,353

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 1, 2014

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Destination XL Group, Inc. (formerly known as Casual Male Retail Group, Inc. and collectively referred to as the “Company”) is the largest specialty retailer of big & tall men’s apparel. The Company operates under the trade names of Destination XL® (DXL®), Casual Male XL®, Casual Male XL Outlets, Rochester Clothing, B&T Factory Direct™, ShoesXL® and LivingXL®. At February 1, 2014, the Company operated 99 DXL® stores, 250 Casual Male XL retail and outlet stores and 10 Rochester Clothing stores located throughout the United States, including one store in London, England. The Company also operates a direct business throughout the United States and Canada, which includes brand mailers and an aggregated e-commerce site to support its brands and product extensions.

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

Fiscal Year

The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal years 2013 and 2011, which were 52-week periods, ended on February 1, 2014 and January 28, 2012, respectively. Fiscal 2012 was a 53-week period that ended on February 2, 2013.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and short-term investments, which have a maturity of ninety days or less when acquired. Included in cash equivalents are credit card and debit card receivables from banks, which generally settle within two to four business days.

Accounts Receivable

Accounts receivable primarily includes amounts due for tenant allowances and from the Company’s business partners. For fiscal 2013, fiscal 2012 and fiscal 2011, the Company has not incurred any losses on its accounts receivable.

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

The fair value of long-term debt is classified within Level 2 of the valuation hierarchy. At February 1, 2014 the fair value approximates the carrying amount based upon terms available to the Company for borrowings with similar arrangements and remaining maturities. See Note C, Debt Obligations, for more discussion.

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

In the fourth quarter of fiscal 2013, the “Rochester” trademark was tested for potential impairment, utilizing an income approach with applicable royalty rates applied. The Company concluded that the “Rochester” trademark, with a carrying value of $1.5 million at February 1, 2014, was not impaired. Although the Company expects that some of the Rochester locations will close as part of the DXL expansion, the Rochester Clothing stores that will remain open are currently expected to generate more than sufficient cash flows to support the carrying value of $1.5 million for the “Rochester” trademark.

In fiscal 2011, the Company determined that its “Casual Male” trademark could no longer be considered an indefinite-lived asset. As the Company opens DXL stores, it is closing the majority of its Casual Male XL stores in those respective markets. By fiscal 2017, the Company expects to have only 75 to 100 Casual Male XL retail and outlets stores open. As a result, in the fourth quarter of fiscal 2011, the Company recorded a non-cash impairment charge of $23.1 million against its “Casual Male” trademark. This charge was reflected in “Provision for Trademark Impairment” for the year ended January 28, 2012. The remaining carrying value of the trademark is being amortized on an accelerated basis against projected cash flows through fiscal 2018, its estimated remaining useful life.

Below is a table showing the changes in the carrying value of the Company’s intangible assets from February 2, 2013 to February 1, 2014:

(in thousands)	February 2, 2013	Additions	Impairment	Amortization	February 1, 2014
“Rochester” trademark	$1,500	$—	$—	$—	$1,500
“Casual Male” trademark (1)	4,110	—	—	(1,646)	2,464
Other intangibles(2)	646	—	—	(217)	429

Total intangible assets	$6,256	—	$—	$(1,863)	$4,393

(1)	Beginning in fiscal 2012, the “Casual Male” trademark is being accounted for as a finite-lived asset. The gross carrying amount and accumulated amortization of the “Casual Male” trademark subject to amortization, was $6.1 million and $3.6 million, respectively, at February 1, 2014 and $6.1 million and $2.0 million, respectively, at February 2, 2013.
(2)	Approximately $33,000 of the $217,000 of amortization, which relates to the amortization of favorable lease commitments, was included in cost of goods sold (as part of occupancy costs) on the Consolidated Statement of Operations for fiscal 2013.

Other intangibles included customer lists and favorable lease commitments, with finite lives which ranged from 3 to 16 years based on each asset’s estimated economic useful life. At February 1, 2014, customer lists, with a remaining life of 4.3 years, is the only other intangible remaining.

The gross carrying amount and accumulated amortization of these other intangibles, subject to amortization, were $4.3 million and $3.9 million, respectively, at February 1, 2014 and $4.3 million and $3.7 million, respectively, at February 2, 2013. Amortization expense for fiscal 2013, 2012 and 2011 was $0.2 million, $0.4 million and $0.5 million, respectively.

Expected amortization expense for intangible assets, including our “Casual Male” trademark, for the next five fiscal years is as follows:

FISCAL YEAR	(in thousands)
2014	$1,085
2015	$639
2016	$441
2017	$407
2018	$321

Pre-opening Costs

The Company expenses all pre-opening costs for its stores as incurred.

Advertising Costs

The Company expenses in-store advertising costs as incurred. Television advertising costs are expensed in the period in which the advertising is first aired. Direct response advertising costs, which consist of catalog production and postage costs, are deferred and amortized over the period of expected direct marketing revenues, which is less than one year. There were no deferred direct response costs at February 1, 2014. Direct response costs which were deferred at February 2, 2013 were $0.5 million. Advertising expense, which is included in selling, general and administrative expenses, was $27.8 million, $18.5 million and $19.6 million for fiscal 2013, 2012 and 2011, respectively.

Revenue Recognition

Revenue from the Company’s retail store operation is recorded upon purchase of merchandise by customers, net of an allowance for sales returns. Revenue from the Company’s catalog and e-commerce operations is recognized at the time a customer order is delivered, net of an allowance for sales returns.

Accumulated Other Comprehensive Income (Loss)—(“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income. Other comprehensive income and reclassifications from AOCI for fiscal 2013, fiscal 2012 and fiscal 2011 are as follows:

(in thousands)	Fiscal 2013			Fiscal 2012			Fiscal 2011
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of the fiscal year	$(5,828)	$267	$(5,561)	$(5,949)	$233	$(5,716)	$(4,297)	$261	$(4,036)
Other comprehensive income (loss) before reclassifications, net of taxes	887	(280)	607	(191)	34	(157)	(1,850)	(28)	(1,878)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes (1)	394	—	394	312	—	312	198	—	198

Other comprehensive income (loss) for the period	1,281	(280)	1,001	121	34	155	(1,652)	(28)	(1,680)

Balance at end of the fiscal year	$(4,547)	$(13)	$(4,560)	$(5,828)	$267	$(5,561)	$(5,949)	$233	$(5,716)

(1)	Includes the amortization of the unrecognized (gain)/loss on pension plans which was charged to Selling, General and Administrative expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $394,000, $516,000 and $328,000 for fiscal 2013, fiscal 2012 and fiscal 2011, respectively. The corresponding tax benefit was $204,000 and $130,000 for fiscal 2012 and fiscal 2011, respectively. There was no corresponding tax benefit for fiscal 2013.

Foreign Currency Translation

At February 1, 2014, the Company operates a direct business in Canada and has one Rochester Clothing store located in London, England. Assets and liabilities of these operations are translated into U.S. dollars at the exchange rates in effect at each balance sheet date. Stockholders’ equity is translated at applicable historical exchange rates. Income, expense and cash flow items are translated at average exchange rates during the period. Resulting translation adjustments are reported as a separate component of stockholders’ equity.

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

ASC Topic 740, Income Taxes (“ASC 740”) clarifies a company’s accounting for uncertain income tax positions that are recognized in its financial statements and also provides guidance on a company’s de-recognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods, and disclosure requirements. In accordance with ASC 740, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for fiscal 2013, fiscal 2012 and fiscal 2011.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 1998, with remaining fiscal years subject to income tax examination by federal tax authorities.

Net Income (Loss) Per Share

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

	FISCAL YEARS ENDED
(in thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Net Income (Loss):
Net income (loss) – Basic and Diluted	$(59,786)	$6,126	$42,663
Weighted Average Shares Outstanding:
Basic weighted-average common shares outstanding	48,473	47,947	47,424
Common stock equivalents - stock options and restricted stock. Common stock equivalents of 443 shares for February 1, 2014 were excluded due to the net loss	—	438	620

Diluted weighted-average shares outstanding	48,473	48,385	48,044

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each year because the exercise price of such options was greater than the average market price per share of common stock for the respective periods or the impact of ASC Topic 718, Compensation – Stock Compensation, primarily related to unearned compensation.

	FISCAL YEARS ENDED
(in thousands, except exercise prices)	February 1, 2014	February 2, 2013	January 28, 2012
Stock options (time-vested)	2,088	1,634	2,755
Ranges of exercise prices of such options	$4.96 – $10.26	$3.76 – $10.26	$3.23 – $10.26

Excluded from the Company’s computation of basic and diluted earnings per share for fiscal 2013, were 944,236 shares of unvested performance-based restricted stock and 1,156,894 performance-based stock options. These performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved. In addition, 944,236 shares of unvested time-based restricted stock are excluded from the computation of basic earnings per share until such shares vest. See Note F, Long-Term Performance Share Bonus Plan, for a discussion of the Company’s 2013-2016 LTIP and the respective performance targets.

Although the shares of performance-based and time-based restricted stock issued in connection with the 2013-2016 LTIP are not considered outstanding or common stock equivalents for earnings per share purposes until certain vesting and performance thresholds are achieved, all 1,888,472 shares of restricted stock are considered issued and outstanding. Each share of restricted stock has all of the rights of a holder of the Company’s common stock, including, but not limited to, the right to vote and the right to receive dividends, which rights are forfeited if the restricted stock is forfeited.

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

The Company recognized total compensation expense of $1.9 million, with no tax effect, in fiscal 2013. For fiscal 2012 and fiscal 2011, the Company recognized total compensation expense of $0.8 million, or $0.5 million after tax, and $1.3 million, or $1.2 million after tax, for fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

The total compensation cost related to time-vested stock options and time-based restricted stock awards not yet recognized as of February 1, 2014 is approximately $5.0 million which will be expensed over a weighted average remaining life of approximately 27 months. At February 1, 2014, the Company had $7.2 million of unrecognized compensation expense related to its performance-based stock options and restricted stock. As discussed below in Note F, “Long-Term Performance Share Bonus Plan”, the Company would begin recognizing compensation when achievement of the performance targets becomes probable.

The total fair value of options vested was $0.1 million, $0.1 million and $1.1 million for fiscal 2013, 2012 and 2011, respectively.

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

Valuation Assumptions for Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2013, 2012 and 2011:

	FISCAL YEARS ENDED
	February 1, 2014	February 2, 2013	January 28, 2012
Expected volatility	52.0%	55.0%	55.0%
Risk-free interest rate	0.34%-0.79%	0.31%-0.67%	0.32%-1.89%
Expected life	3.0-4.1	3.0-4.5	2.5-4.5
Dividend rate	—	—	—
Weighted average fair value of options granted	$2.07	$1.46	$1.53

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

In the fourth quarter of fiscal 2013, the Company recorded an impairment charge of $1.5 million for the write-down of property and equipment. The impairment charge related to stores where the carrying value exceeded fair value. The fair value of these assets, based on Level 3 inputs, was determined using the estimated discounted cash flows. The impairment charge is included in Depreciation and Amortization on the Consolidated Statement of Operations for fiscal 2013. There were no material impairment charges in fiscal 2012 or fiscal 2011.

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

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company currently presents these tax items in accordance with this guidance, therefore, no changes are necessary for adoption.

B. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated:

(in thousands)	February 1, 2014	February 2, 2013
Furniture and fixtures	$55,097	$45,048
Equipment	15,470	14,336
Leasehold improvements	64,638	38,827
Hardware and software	55,708	48,888
Construction in progress	11,456	7,268

	202,369	154,367
Less accumulated depreciation	99,430	88,425

Total property and equipment	$102,939	$65,942

Depreciation expense related to continuing operations for fiscal 2013, 2012 and 2011 was $19.0 million, $13.1 million and $12.1 million, respectively. Approximately $1.5 million of depreciation expense in fiscal 2013 related to the impairment of store assets.

C. DEBT OBLIGATIONS

Credit Agreement with Bank of America, N.A.

On June 26, 2013, the Company amended its credit facility with Bank of America, N.A by executing the First Amendment to the Sixth Amended and Restated Loan and Security Agreement (as amended, the “Credit Facility”).

The Credit Facility provides for a maximum committed borrowing of $100 million, which, pursuant to an accordion feature, may be increased to $150 million upon the request of the Company and the agreement of the lender(s) participating in the increase. The Credit Facility includes a sublimit of $20 million for commercial and standby letter of credits or the sublimit of up to $15 million for Swingline Loans. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets. The maturity date of the Credit Facility is June 26, 2018. The Company’s obligations under the Credit Facility are secured by a lien on all of its assets.

Borrowings made pursuant to the Credit Facility will bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% or (c) the annual LIBOR rate for the respective interest period) plus a varying percentage, based on the Company’s borrowing base, of 0.50%-0.75% for prime-based borrowings and 1.50%-1.75% for LIBOR-based borrowings. The Company is also subject to an unused line fee of 0.25%. At February 1, 2014, the Company’s prime-based interest rate was 3.75%.

At February 1, 2014, the Company had outstanding borrowings under the Credit Facility of $9.0 million. Outstanding standby letters of credit were $2.2 million and documentary letters of credit were $1.5 million. Unused excess availability at February 1, 2014 was $75.5 million. Average monthly borrowings outstanding under this facility during fiscal 2013 were $14.9 million, resulting in an average unused excess availability of approximately $71.2 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

The fair value of the amount outstanding under the Credit Facility at February 1, 2014 approximated the carrying value.

Long-Term Debt

Components of long-term debt are as follows:

(in thousands)	February 1, 2014	February 2, 2013
Total long-term debt	$16,706	$—
Less: current portion of long-term debt	(4,561)	—

Long-term debt, net of current portion	$12,145	$—

On September 30, 2013, the Company amended its Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC, dated July 20, 2007 (as amended, the “Master Agreement”). Pursuant to the Master Agreement, the Company entered into seven Equipment Security Notes (in aggregate, the “Notes”) for equipment financing, whereby the Company borrowed an aggregate of $17.5 million between September and December 2013. The Notes are for 48 months and accrue interest at fixed rates ranging from 3.07% to 3.29%. Principal and interest are paid monthly, in arrears.

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

Long-term debt maturities

Annual maturities of long-term debt for the next five fiscal years are as follows:

(in thousands)
Fiscal 2014	$4,561
Fiscal 2015	4,313
Fiscal 2016	4,170
Fiscal 2017	3,662
Fiscal 2018	—

The Company paid interest and fees totaling $1.4 million, $0.5 million and $0.6 million for fiscal 2013, 2012 and fiscal 2011, respectively.

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

The Company’s operating results in the fourth quarter of fiscal 2013 were worse than anticipated. The Company also announced a slow down to its DXL rollout strategy resulting in an extension of the plan through fiscal 2017. As a result of the operating loss, the Company entered into a three-year cumulative loss position during the fourth quarter of fiscal 2013. In addition, based on its forecasts that were revised in the fourth quarter of fiscal 2013, the Company also expects to generate losses in fiscal 2014 and the cumulative three-year loss to increase as of the end of fiscal 2014. After consideration of these factors, the Company has determined that it is more likely than not that it will not be able to realize the benefits of its deferred tax assets in the United States. Accordingly, at February 1, 2014, the Company recorded an incremental charge of $51.3 million to establish a full allowance against its deferred tax assets. The total charge to the valuation allowance of $52.3 million for fiscal 2013 consisted of an increase of $1.0 million in valuation allowance related to its foreign operations and a charge of $51.3 million to establish a full allowance against its remaining deferred tax assets. Realization of the Company’s deferred tax assets, which relate principally to federal net operating loss carryforwards, which expire from 2022 through 2033, is dependent on generating sufficient taxable income over this period.

During the fourth quarter of fiscal 2011, the Company determined that it was more likely than not that it would be able to realize the benefits of substantially all of its deferred tax assets in the United States. In reaching this determination, the Company had considered the positive evidence of three years of improved profitability, its expectations regarding the generation of future taxable income, and its market position and expected growth. As a result, the Company reversed $48.3 million in valuation allowance against its deferred tax assets in the United States offset by an increase of $0.5 million in valuation allowance against its foreign deferred tax assets, resulting in a net change in the valuation allowance of $47.8 million.

As of February 1, 2014, the Company had net operating loss carryforwards of $109.0 million for federal income tax purposes and $60.7 million for state income tax purposes that are available to offset future taxable income through fiscal year 2032. Additionally, the Company has alternative minimum tax credit carryforwards of $2.3 million, which are available to further reduce income taxes over an indefinite period. Additionally, the Company has $0.1 million and $1.4 million of net operating loss for tax purposes related to the Company’s operations in the Netherlands and Canada, respectively, though both are expected to expire largely unutilized.

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

The components of the net deferred tax assets as of February 1, 2014 and February 2, 2013 are as follows (in thousands):

	February 1, 2014	February 2, 2013
Deferred tax assets -current:
Inventory reserves	$2,911	$3,352
Accrued expenses and other	3,378	2,807
Gain on sale-leaseback	579	579
Gain on sale of LPI	—	—
Valuation allowance (1)	(6,868)	(113)

Net deferred tax assets-current	—	6,625
Net deferred tax assets – noncurrent:
Gain on sale-leaseback	6,368	6,946
Lease accruals	4,544	3,637
Net operating loss carryforward	38,082	25,110
Capital loss carryforward	3,162	—
Foreign tax credit carryforward	852	793
Federal wage tax credit carryforward	270	200
State tax credits	75	73
Unrecognized loss on foreign exchange	117	160
Unrecognized loss on pension and pension expense	2,585	3,157
Alternative minimum tax credit carryforward	2,292	2,292
Excess of tax over book depreciation/amortization	(17,518)	(9,647)
Goodwill and intangibles	7,656	9,417

Subtotal	48,485	42,138
Valuation allowance (1)	(48,485)	(3,450)

Net deferred tax assets – noncurrent	$—	$38,688

Total deferred tax assets (1)	$—	$45,313

(1)	For fiscal 2013, the Company had total deferred tax assets of $72.9 million, total deferred tax liabilities of $17.5 million and a valuation allowance of $55.4 million.

The provision for income taxes from continuing operations consists of the following:

	FISCAL YEARS ENDED
(in thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Current:
Federal and state	$77	$96	$659
Foreign	66	64	73

	143	160	732

Deferred:
Federal and state	45,518	5,084	(50,810)
Foreign	—	—	—

	45,518	5,084	(50,810)

Total provision (2)	$45,661	$5,244	$(50,078)

(2)	There was no benefit or provision recognized on the loss from discontinued operations for fiscal 2012 or fiscal 2011.

The following is a reconciliation between the statutory and effective income tax rates in dollars for the provision for income tax from continuing operations:

	FISCAL YEARS ENDED
(in thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Federal income tax at the statutory rate	$(4,944)	$4,656	$(1,846)
State income and other taxes, net of federal tax benefit	(810)	631	(124)
Permanent items	171	209	52
Change in uncertain tax positions	—	—	—
Charge/(income) for valuation allowance	52,339	(19)	(48,318)
Other, net	(1,095)	(233)	158

Provision for income tax from continuing operations	$45,661	$5,244	$(50,078)

As discussed in Note A, the Company’s financial statements reflect the expected future tax consequences of uncertain tax positions that the Company has taken or expects to take on a tax return, based solely on the technical merits of the tax position. The liability for unrecognized tax benefits at February 1, 2014 was $3.2 million. This amount is directly associated with a current year tax position related to exiting the European Direct business. The amount of unrecognized tax benefit has been presented as a reduction in the reported amounts of our federal and state NOL carryforwards. It is our policy to record interest and penalties on unrecognized tax benefits as income taxes; however, no penalties or interest have been accrued on this liability because the carryforwards have not yet been utilized. The reversal of this liability would result in a tax benefit being recognized in the period in which we determine the liability is no longer necessary. At February 2, 2013, the Company had no material unrecognized tax benefits based on the provisions of ASC 740.

The Company made tax payments of $0.2 million, $0.5 million and $1.2 million for fiscal years 2013, 2012 and 2011, respectively.

E. COMMITMENTS AND CONTINGENCIES

At February 1, 2014, the Company was obligated under operating leases covering store and office space, automobiles and certain equipment for future minimum rentals as follows:

TOTAL
FISCAL YEAR	(in millions)
2014	$48.3
2015	40.7
2016	36.4
2017	30.2
2018	26.6
Thereafter	115.2

$297.4

In addition to future minimum rental payments, many of the store leases include provisions for common area maintenance, mall charges, escalation clauses and additional rents based on a percentage of store sales above designated levels. The store leases are generally 5 to 10 years in length and contain renewal options extending their terms by 5 to 10 years.

Amounts charged to operations for all occupancy costs, automobile and leased equipment expense were $57.8 million, $54.9 million and $53.0 million for fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

In fiscal 2006, as part of a sale-leaseback transaction with a subsidiary of Spirit Finance Corp. (“Spirit”), the Company entered into a twenty-year lease agreement for its corporate headquarters and distribution center whereby the Company agreed to lease the property it sold to Spirit back for an annual rent of $4.6 million. The Company realized a gain of approximately $29.3 million on the sale of this property, which has been deferred and is being amortized over the initial 20 years of the related lease agreement. At the end of the initial term, the Company will have the opportunity to extend the Lease Agreement for six additional successive periods of five years. In addition, on February 1, 2011, the fifth anniversary of the Lease Agreement and for every fifth anniversary thereafter, the base rent will be subject to a rent increase not to exceed the lesser of 7% or a percentage based on changes in the Consumer Price Index. The Company’s current annual rent of $5.1 million will be offset each lease year by $1.5 million related to the amortization of this deferred gain. This lease commitment, excluding the impact of the gain, is included in the above table of expected future minimum rentals obligations.

During the fourth quarter of fiscal 2013, the Company incurred a charge of approximately $2.3 million for the accrual of severance payments and related legal costs for the former chief financial officer, reduced by the effect of forfeitures of previously expensed unvested restricted stock award costs.

F. LONG-TERM PERFORMANCE SHARE BONUS PLAN

During the second quarter of fiscal 2013, the 2013-2016 Destination XL Group, Inc. Long-Term Incentive Plan (the “2013-2016 LTIP”) was approved and put into place. Pursuant to the terms of the 2013-2016 LTIP, on the date of grant, each participant was granted an unearned and unvested award equal in value to four times his/her annual salary multiplied by the applicable long-term incentive program percentage, which is 100% for the Company’s executive officers, 70% for its senior executives and 50% for other participants in the 2013-2016 LTIP, which we refer to as the “Projected Benefit Amount.” Each participant received 50% of the Projected Benefit Amount in shares of restricted stock, 25% in stock options and the remaining 25% in cash. All awards granted under the 2013-2016 LTIP were granted from the Company’s 2006 Incentive Compensation Plan, see Note G, “Stock Options and Restricted Stock.”

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

For the performance-based portion of the award to vest, the Company must achieve, during any rolling four fiscal quarter period that ends on or before the end of fiscal 2015, revenue of at least $550 million and an operating margin of not less than 8.0%. In the event that the Company achieves its target of $550 million in revenue with an operating margin of not less than 8.0% during any rolling fiscal four quarters prior to fiscal 2016, then the total Projected Benefit Amount becomes fully vested.

If the targets for vesting of the performance-based portion of the award are not met by the end of fiscal 2015, then the performance-based target can still be met in fiscal 2016. In fiscal 2016, the Company must achieve revenue of at least $600 million and an operating margin of not less than 8.0% for participants to receive 100% vesting of the performance-based portion of the Projected Benefit Amount. If the Company does not meet the performance target at the end of fiscal 2015, but the Company is able to achieve revenue equal to or greater than $510 million at the end of fiscal 2016 and the operating margin is not less than 8.0%, then the participants will receive a pro-rata portion of the performance-based award based on minimum sales of $510 million (50% payout) and $600 million (100% payout).

Assuming the Company achieves the performance target and 100% of the Projected Benefit Amount vests, excluding estimated forfeitures, the total potential value of all awards over this four-year period would be approximately $19.2 million. Approximately half of the compensation expense relates to the time-vested awards, which is being expensed over forty-four months, based on the respective vesting dates. As the performance targets were not deemed probable at February 1, 2014, no expense for the performance-based awards has been recognized for fiscal 2013. The Company expensed $1.8 million in fiscal 2013 related to the time-vested awards. The $1.8 million is included in the Company’s total stock compensation expense for fiscal 2013 of $1.9 million.

G. STOCK OPTIONS AND RESTRICTED STOCK

The Company has one active stock-based compensation plan: the 2006 Incentive Compensation Plan (as amended and restated effective as of August 1, 2013, the “2006 Plan”). Under the terms of the 2006 Plan, up to 7,250,000 shares of common stock are available for the granting of awards; provided, however, that the maximum number of those shares that may be subject to the granting of awards other than stock options and stock appreciation rights cannot exceed 4,250,000 shares. The terms of the 2006 Plan provide for grants of stock options, SARs, restricted stock, deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property.

The 2006 Plan is administered by the Compensation Committee, all of the members of which are non-employee directors who qualify as independent under the listing standards of the Nasdaq Global Select Market. The Compensation Committee is authorized to make all determinations with respect to amounts and conditions covering awards. Options are not granted at a price less than fair value on the date of the grant. Options granted to employees and executives typically vest over three years and options granted to non-employee directors vest over two years. Generally, options expire ten years from the date of grant.

2006 Plan—Stock Option and Restricted Share Award Activity

Stock Option Activity

The following table summarizes stock option activity under the 2006 Plan for fiscal 2013:

Stock Options	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at beginning of year	376,374	$4.31
Options granted	2,781,938	5.05
Options canceled	(426,743)	5.05
Options exercised	(10,000)	3.98

Outstanding options at end of year	2,721,569	$4.95	8.9 years	$1,264,148
Vested and expected to vest at end of year	1,439,330	$4.89	8.5 years	$814,934
Options exercisable at end of year	317,588	$4.57	5.5 years	$348,606

The intrinsic value of options exercised was $23,700 in fiscal 2013. There were no options exercised in fiscal 2012.

Restricted Share Activity

The following table summarizes activity for non-vested shares (“restricted shares”) under the 2006 Plan for fiscal 2013:

Restricted Shares	Number of Shares	Weighted-average Grant-Date Fair Value (1)
Restricted shares outstanding at beginning of year	483,403	$3.90
Restricted shares granted	2,229,364	5.08
Restricted shares vested	(311,755)	3.74
Restricted shares canceled	(383,072)	5.05

Restricted shares outstanding at end of year	2,017,940	$5.01

(1)	The fair value of a restricted share is equal to the Company’s closing stock price on the date of grant.

Approximately $8.1 million of the total unrecognized stock compensation cost of $12.2 million is related to restricted shares unvested at February 1, 2014. Approximately $4.8 million of the $8.1 million of unrecognized stock compensation is tied to performance-based awards, which were not deemed probable at February 1, 2014. The remaining $3.3 million of unrecognized stock compensation is tied to time-based awards and is expected to be recognized over a weighted-average period of 27.0 months.

Share Availability Under the 2006 Plan

At February 1, 2014, the Company has 1,206,540 shares available for future grant under the 2006 Plan. Of this amount, 963,109 shares remain available for awards other than options and stock appreciation rights.

1992 Plan—Stock Option Activity-

Grants still remain outstanding under the Company’s previous 1992 Stock Incentive Plan (as amended, the “1992 Plan”). As a result of the adoption of the 2006 Plan, however, no further grants can be made under the 1992 Plan. The following table summarizes stock option activity under the 1992 Plan for fiscal 2013:

Stock Options	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (2)
Outstanding at beginning of year	1,329,815	$6.35
Options granted	—	—
Options canceled	(18,000)	8.73
Options exercised (1)	(400,040)	5.16

Outstanding at end of year	911,775	$6.82	0.6 years	—
Vested and expected to vest at end of year	911,775	$6.82	0.6 years	—
Options exercisable at end of year	911,775	$6.82	0.6 years	—

(1)	Includes options that were exercised through net share settlement. As a result, only 96,245 shares were issued with no corresponding option cost.
(2)	The majority of outstanding options were out-of-the-money at February 1, 2014; therefore, the intrinsic value was immaterial.

The total intrinsic value of options exercised was $182,900 for fiscal 2013 and $99,400 for fiscal 2012.

Non-Employee Director Compensation Plan

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

The following shares of common stock, with the respective fair value, were issued to its non-employee directors as compensation for fiscal 2013, fiscal 2012 and fiscal 2011:

	Number of shares of common stock issued	Fair value of common stock issued
Fiscal 2013	43,541	$255,884
Fiscal 2012	31,707	$123,976
Fiscal 2011	28,030	$117,221

H. RELATED PARTIES

Seymour Holtzman and Jewelcor Management, Inc.

Seymour Holtzman, the Chairman of the Board of Directors of the Company, is compensated by the Company both directly (as an employee of the Company) and indirectly (as the president and chief executive officer and the indirect majority shareholder of Jewelcor Management Inc. (“JMI”)).

Since October 1999, the Company has had an ongoing consulting agreement with JMI to provide the Company with services as may be agreed upon between JMI and the Company. Mr. Holtzman, who has been the Company’s Chairman of the Board since April 11, 2000, is the beneficial holder of approximately 9.8% of the outstanding common stock of the Company at February 1, 2014.

Pursuant to the consulting agreement, which was most recently amended in April 2011, and by virtue of his employment, Mr. Holtzman, both directly and indirectly through JMI, receives in the aggregate annual consulting and employment compensation of $575,000, payable in cash. The term of the consulting agreement was to expire on April 29, 2013, however, commencing on April 29, 2012, the consulting agreement automatically extends for an additional one–year term on each anniversary date of the effective date unless either party shall give the other party ninety days written notice prior to such anniversary date that it will not extend the term. Therefore, the current term of the consulting agreement is April 29, 2015. Subsequent to the end of fiscal 2013, the Compensation Committee accepted Mr. Holtzman’s voluntary reduction in his consulting and employment compensation to $396,750, effective February 1, 2014.

On January 30, 2014, John Kyees, a director of the Company since 2010, accepted the role of interim Chief Financial Officer. Subsequent to the end of fiscal 2013, the Company entered into an employment agreement with Mr. Kyees, effective February 2, 2014, whereby Mr. Kyees will receive compensation at a rate of $3,000 per day plus benefits and reimbursement for all business and travel expenses.

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

These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of accumulated other comprehensive items. The amortization of the unrecognized loss included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic pension cost in fiscal 2014 is $554,600.

Noncontributory Pension Plan

In connection with the Casual Male acquisition, the Company assumed the assets and liabilities of the Casual Male Noncontributory Pension Plan “Casual Male Corp. Retirement Plan”, which was previously known as the J. Baker, Inc. Qualified Plan (the “Pension Plan”). Casual Male Corp. froze all future benefits under this plan on May 1, 1997.

The following table sets forth the Pension Plan’s funded status at February 1, 2014 and February 2, 2013:

(in thousands)	February 1, 2014	February 2, 2013
Change in benefit obligation:
Balance at beginning of period	$16,154	$14,882
Benefits and expenses paid	(587)	(525)
Interest costs	651	661
Settlements	(17)	(19)
Actuarial (gain) loss	(516)	1,155

Balance at end of year	$15,685	$16,154

Change in fair value of plan assets
Balance at beginning of period	$11,813	$10,105
Actual return on plan assets	995	1,529
Employer contributions	421	723
Settlements	(17)	(19)
Benefits and expenses paid	(587)	(525)

Balance at end of period	$12,625	$11,813

Reconciliation of Funded Status
Projected benefit obligation	$15,685	$16,154
Fair value of plan assets	12,625	11,813

Unfunded Status	$(3,060)	$(4,341)
Balance Sheet Classification
Other long-term liabilities	$3,060	$4,341

Total plan expense and other amounts recognized in accumulated other comprehensive loss for the years ended February 1, 2014, February 2, 2013 and January 28, 2012 include the following components:

(in thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Interest cost on projected benefit obligation	$651	$661	$705
Expected return on plan assets	(937)	(814)	(799)
Amortization of unrecognized loss	680	669	422

Net pension cost	$394	$516	$328

Other changes recognized in other comprehensive loss, before taxes (in thousands):

Unrecognized losses at the beginning of the year	$7,868	$8,097	$5,453
Net periodic pension cost	(394)	(516)	(328)
Employer contribution	421	723	686
Change in plan assets and benefit obligations	(1,281)	(436)	2,286

Unrecognized losses at the end of year	$6,614	$7,868	$8,097

For fiscal 2014, the Company is expecting to make a contribution of $0.6 million to the plan.

Assumptions used to determine the benefit obligations as of February 1, 2014 and February 2, 2013 include a discount rate of 4.43% for fiscal 2013 and 4.11% for fiscal 2012. Assumptions used to determine the net periodic benefit cost for the years ended February 1, 2014, February 2, 2013 and January 28, 2012 included a discount rate of 4.43% for fiscal 2013, 4.11% for fiscal 2012 and 4.50% for fiscal 2011.

The expected long-term rate of return for plan assets was assumed to be 8.00% for both fiscal 2013 and fiscal 2012. The expected long-term rate of return assumption was developed considering historical and future expectations for returns for each asset class.

Estimated Future Benefit Payments

The estimated future benefits for the next ten fiscal years are as follows:

FISCAL YEAR	(in thousands)
2014	$671
2015	691
2016	723
2017	801
2018	843
2019 - 2023	4,959

Plan Assets

The fair values of the Company’s noncontributory defined benefit retirement plan assets at the end of fiscal 2013 and fiscal 2012, by asset category, are as follows:

	Fair Value Measurement
	At February 1, 2014				At February 2, 2013
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset category:
Common Stock	$6,838	—	—	$6,838	$6,717	—	—	$6,717
Mutual Funds:		—	—			—	—
U.S. Equity	504	—	—	504	482	—	—	482
International Equity	1,695	—	—	1,695	1,134	—	—	1,134
Bond	3,146	—	—	3,146	3,091	—	—	3,091
Cash	442	—	—	442	389	—	—	389

Total	$12,625	—	—	$12,625	$11,813	—	—	$11,813

The Company’s target asset allocation for fiscal 2014 and its asset allocation at February 1, 2014 and February 2, 2013 were as follows, by asset category:

	Target allocation	Percentage of plan assets at
Asset category:	Fiscal 2014	February 1, 2014	February 2, 2013
Equity securities	73.0%	71.5%	70.5%
Debt securities	24.0%	24.9%	26.2%
Cash	3.0%	3.6%	3.3%

Total	100.0%	100.0%	100.0%

The target policy is set to maximize returns with consideration to the long-term nature of the obligations and maintaining a lower level of overall volatility through the allocation of fixed income. The asset allocation is reviewed throughout the year for adherence to the target policy and is rebalanced periodically towards the target weights.

Supplemental Executive Retirement Plan

In connection with the Casual Male acquisition, the Company also assumed the liability of the Casual Male Supplemental Retirement Plan (the “SERP”).

The following table sets forth the SERP’s funded status at February 1, 2014 and February 2, 2013:

(in thousands)	February 1, 2014	February 2, 2013
Change in benefit obligation:
Balance at beginning of period	$656	$629
Benefits and expenses paid	(30)	(30)
Actuarial loss (gain)	(23)	30
Interest costs	26	27

Balance at end of year	$629	$656

Change in fair value of plan assets
Balance at beginning of period	$—	$—
Employer contributions	30	30
Benefits and expenses paid	(30)	(30)

Balance at end of year	—	—

Projected benefit obligation	$629	$656

Reconciliation of Funded Status
Projected benefit obligation	$629	$656
Fair value of plan assets	—	—

Underfunded Status	$(629)	$(656)

Balance Sheet Classification
Other long-term liabilities	$629	$644

Other changes recognized in other comprehensive loss, before taxes (in thousands):

	February 1, 2014	February 2, 2013	January 28, 2012
Unrecognized losses at the beginning of the year	$171	$144	$56
Net periodic pension cost	(30)	(30)	(30)
Employer contribution	30	30	30
Change in benefit obligations	(29)	27	88

Unrecognized losses at the end of year	$142	$171	$144

Assumptions used to determine the benefit obligations as of February 1, 2014 and February 2, 2013 included a discount rate of 4.43% for fiscal 2013 and 4.11% for fiscal 2012. Assumptions used to determine the net periodic benefit cost for the years ended February 1, 2014, February 2, 2013 and January 28, 2012 included a discount rate of 4.43% for fiscal 2013, 4.11% for fiscal 2012 and 4.50% for fiscal 2011.

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

The Company recognized $1.5 million, $1.4 million and $1.3 million of expense under these plans in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

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

(in thousands)	Fiscal 2012	Fiscal 2011
Sales	$813	$1,788
Gross margin	(84)	651
Selling, general and administrative expenses	(1,841)	(2,774)
Depreciation and amortization	(8)	(18)
Benefit from income taxes	—	—

Loss from discontinued operations	$(1,933)	$(2,141)

K. SELECTED QUARTERLY DATA (UNAUDITED)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	FULL YEAR
	(In Thousands, Except Per Share Data)
FISCAL YEAR 2013 (1)
Sales	$93,594	$97,648	$88,202	$108,539	$387,983
Gross profit	44,483	45,493	39,278	49,160	178,414
Operating income (loss)	1,981	(2,341)	(6,688)	(6,031)	(13,079)
Income (loss) before taxes	1,803	(2,582)	(6,968)	(6,378)	(14,125)
Income tax provision (benefit) (2)	792	(995)	(2,905)	48,769	45,661
Net income (loss)	1,011	(1,587)	(4,063)	(55,147)	(59,786)
Earnings per share – basic and diluted	$0.02	$(0.03)	$(0.08)	$(1.14)	$(1.23)

FISCAL YEAR 2012 (1)
Sales	$95,539	$100,504	$88,739	$114,858	$399,640
Gross profit	45,603	46,637	39,007	54,512	185,759
Operating income (loss)	4,154	5,267	(2,526)	7,029	13,924
Income (loss) before taxes	3,989	5,145	(2,677)	6,846	13,303
Income tax provision (benefit)	1,539	2,151	(1,073)	2,627	5,244
Income (loss) from continuing operations	2,450	2,994	(1,604)	4,219	8,059
Loss from discontinued operations	(181)	(1,756)	4	—	(1,933)
Net income (loss)	$2,269	$1,238	$(1,600)	$4,219	$6,126
Earnings per share – basic and diluted	$0.05	$0.03	($0.03)	$0.09	$0.13

(1)	Fiscal 2013 was a 52-week year as compared to Fiscal 2012 which was a 53-week year. As discussed in Note J, during the second quarter of fiscal 2012, the Company exited is European Direct business. Accordingly, the operating results for the first quarter of fiscal 2012 were restated for discontinued operations.
(2)	During the fourth quarter of fiscal 2013, the Company recorded a non-cash charge of $51.3 million to establish a valuation allowance against its deferred tax assets. See Note D- Income Taxes for disclosure regarding the realizability of the deferred tax assets at February 1, 2014.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 1, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 1, 2014, our disclosure controls and procedures were effective.

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

Management assessed the design and effectiveness of our internal control over financial reporting as of February 1, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework (1992).

Based on management’s assessment and the above mentioned criteria, management determined that we maintained effective internal control over financial reporting as of February 1, 2014.

KPMG, LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting as of February 1, 2014, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

of Destination XL Group, Inc.

We have audited Destination XL Group, Inc.’s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ( COSO). Destination XL Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Destination XL Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Destination XL Group, Inc. as of February 1, 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended of Destination XL Group, Inc. and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ KPMG LLP

Boston, Massachusetts

March 17, 2014

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 1, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III.

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to this Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended February 1, 2014 in connection with our 2014 Annual Meeting of Stockholders.

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 1, 2014.

Item 11. Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February  1, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 1, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February  1, 2014.

Item 14. Principal Accounting Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 1, 2014.

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

15(a)(3) Exhibits

The list of exhibits required by this Item 15(a)(3) is set forth in the “Index to Exhibits” beginning on page 80 of this Annual Report.

Index to Exhibits

Exhibits
3.1	Restated Certificate of Incorporation of the Company, as amended (included as Exhibit 3.1 to Amendment No. 3 of the Company’s Registration Statement on Form S-1 (No. 33-13402), and incorporated herein by reference).	*

3.2	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated June 22, 1993 (included as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on June 18, 1996, and incorporated herein by reference).	*

3.3	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated August 8, 2002 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on September 17, 2002, and incorporated herein by reference).	*

3.4	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated August 27, 2009 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 28, 2009, and incorporated herein by reference).	*

3.5	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated August 27, 2009 (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 28, 2009, and incorporated herein by reference).	*

3.6	Certificate of Ownership and Merger, dated February 22, 2013 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 25, 2013, and incorporated herein by reference).	*

3.7	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company establishing Series A Junior Participating Cumulative Preferred Stock dated May 1, 1995 (included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on May 3, 1996, and incorporated herein by reference).	*

3.8	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series B Convertible Preferred Stock dated May 14, 2002 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).	*

3.9	Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, as filed with the Secretary of the State of Delaware on December 9, 2008 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 9, 2008, and incorporated herein by reference).	*

3.10	By-Laws of the Company, as amended and restated (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 25, 2013, and incorporated herein by reference).	*

10.1	1992 Stock Incentive Plan, as amended (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).	*

10.2	Amendment to the Company’s 1992 Stock Incentive Plan, as amended, effective as of April 15, 2011 (included as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2011, and incorporated herein by reference).	*

10.3	Company’s 2006 Incentive Compensation Plan, as amended

10.4	Form of Non-Qualified Option Agreement for the Chairman and Executive Officers (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2006, and incorporated herein by reference).	*

Exhibits

10.5	Form of Incentive Stock Option Agreement for the Chairman and Executive Officers (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2006, and incorporated herein by reference).	*

10.6	Form of Non-Qualified Option Agreement for Non-Employee Directors (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2006, and incorporated herein by reference).	*

10.7	Form of Option Repurchase Agreement dated January 29, 2009 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2009 and incorporated herein by reference).	*

10.8	Company’s Amended and Restated Non-Employee Director Compensation Plan (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-170764), and incorporated herein by reference).	*

10.9	Sixth Amended and Restated Loan and Security Agreement dated November 10, 2010, by and among Bank of America, N.A., as Administrative Agent and Collateral Agent, the Revolving Credit Lenders identified therein, the Company, as Borrowers’ Representative, and the Company and CMRG Apparel, LLC, as Borrowers (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on January 7, 2011, and incorporated herein by reference).	* †

10.10	First Amendment to Sixth Amended and Restated Loan and Security Agreement dated June 26, 2013, by and among Bank of America, N.A., as Administrative Agent and Collateral Agent, the Revolving Credit Lenders identified therein, the Company, as Borrowers’ Representative, and the Company and CMRG Apparel, LLC, as Borrowers (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 23, 2013, and incorporated herein by reference).	*

10.11	Master Loan and Security Agreement dated July 20, 2007 between the Company and Banc of America Leasing & Capital, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2007, and incorporated herein by reference).	*

10.12	Amendment Number 1 to Master Loan and Security Agreement dated September 30, 2013 between the Company and Banc of America Leasing & Capital, LLC. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2013, and incorporated herein by reference).	*

10.13	Equipment Security Note Number 17608-70003 to the Master Loan and Security Agreement, as amended, dated October 1, 2013 between the Company and Banc of America Leasing & Capital, LLC. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 3, 2013, and incorporated herein by reference).	*

10.14	Equipment Security Note Number 17608-70004 to the Master Loan and Security Agreement, as amended, dated September 30, 2013 between the Company and Banc of America Leasing & Capital, LLC. (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 3, 2013, and incorporated herein by reference).	*

10.15	Equipment Security Note Number 17608-70005 to the Master Loan and Security Agreement, as amended, dated September 30, 2013 between the Company and Banc of America Leasing & Capital, LLC. (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2013, and incorporated herein by reference).	*

10.16	Equipment Security Note Number 17608-70006 to the Master Loan and Security Agreement, as amended, dated September 30, 2013 between the Company and Banc of America Leasing & Capital, LLC. (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 3, 2013, and incorporated herein by reference).	*

Exhibits

10.17	Equipment Security Note Number 17608-70007 to the Master Loan and Security Agreement, as amended, dated December 23, 2013 between the Company and Banc of America Leasing & Capital, LLC. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2014, and incorporated herein by reference).	*

10.18	Equipment Security Note Number 17608-70008 to the Master Loan and Security Agreement, as amended, dated December 23, 2013 between the Company and Banc of America Leasing & Capital, LLC. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 8, 2014, and incorporated herein by reference).	*

10.19	Equipment Security Note Number 17608-70009 to the Master Loan and Security Agreement, as amended, dated December 23, 2013 between the Company and Banc of America Leasing & Capital, LLC. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 8, 2014, and incorporated herein by reference).	*

10.20	Amended and Restated Consulting Agreement, effective as of April 28, 2011 between the Company and Jewelcor Management, Inc. (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2011, and incorporated herein by reference).	*

10.21	Employment Agreement between the Company and Seymour Holtzman dated as of April 28, 2011 (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2011, and incorporated herein by reference).	*

10.22	Revised and Restated Employment Agreement dated as of November 5, 2009 between the Company and David A. Levin (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2009, and incorporated herein by reference).	*

10.23	Temporary Employment Agreement, effective as of February 2, 2014, between the Company and John E. Kyees (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2014, and incorporated herein by reference).	*

10.24	Revised and Restated Employment Agreement dated as of November 5, 2009 between the Company and Dennis R. Hernreich (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2009, and incorporated herein by reference).	*

10.25	Employment Agreement between the Company and Robert S. Molloy dated as of January 7, 2010 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 11, 2010, and incorporated herein by reference).	*

10.26	Employment Agreement between the Company and Francis Chane dated as of January 8, 2010 (included as Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference).	*

10.27	Employment Agreement between the Company and Kenneth Ederle dated as of January 1, 2013 (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 22, 2013, and incorporated herein by reference).	*

10.28	Employment Agreement between the Company and Jack R. McKinney dated as of January 8, 2010 (included as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference).	*

10.29	Employment Agreement between the Company and Peter E. Schmitz dated as of January 1, 2013 (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 22, 2013, and incorporated herein by reference).	*

Exhibits

10.30	Employment Agreement between the Company and Vickie Smith dated as of January 1, 2013 (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 22, 2013, and incorporated herein by reference).	*

10.31	Employment Agreement between the Company and Walter E. Sprague dated as of January 8, 2010 (included as Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference).	*

10.32	Employment Agreement between the Company and Peter H. Stratton, Jr. dated as of January 7, 2010 (included as Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference).	*

10.33	Employment Agreement between the Company and Brian Reaves (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 21, 2010, and incorporated herein by reference).	*

10.34	Employment Agreement between the Company and John Wagner dated as of January 1, 2013 (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 22, 2013, and incorporated herein by reference).	*

10.35	Employment Agreement between the Company and Derrick Walker dated as of May 29, 2012 (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 17, 2012, and incorporated herein by reference).	*

10.36	Employment Agreement between the Company and Angela Chew dated as of January 1, 2013 (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 22, 2013, and incorporated herein by reference).	*

10.37	2013-2016 Destination XL Group, Inc. Long-Term Incentive Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2013, and incorporated herein by reference).	*

10.38	Form of Non-Qualified Option Agreement pursuant to the Company’s 2013-2016 Long-Term Incentive Plan (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 23, 2013, and incorporated herein by reference).	*

10.39	Form of Restricted Stock Grant Agreement pursuant to the Company’s 2013-2016 Long-Term Incentive Plan (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 23, 2013, and incorporated herein by reference).	*

10.40	Company’s Second Amended and Restated Annual Incentive Plan (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 19, 2010 and incorporated herein by reference).	*

10.41	Registration Rights Agreement entered into as of April 26, 2002, by and between the Company and the persons identified therein (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).	*

10.42	Registration Rights Agreement dated November 18, 2003 by and between the Company and Thomas Weisel Partners LLC (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).	*

10.43	Contribution Agreement dated January 30, 2006 by and among the Company, Spirit SPE Canton, LLC and Spirit Finance Acquisitions, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference).	*

Exhibits

10.44	Membership Interest Purchase Agreement dated January 30, 2006 by and between the Company and Spirit Finance Acquisitions, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference).	*

10.45	Lease Agreement dated February 1, 2006 by and between the Company and Spirit SPE Canton, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference).	*

10.46	Buying Agency Agreement effective November 16, 2005 by and between Designs Apparel, Inc. and Li & Fung (included as Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed March 31, 2006, and incorporated herein by reference).	*

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended February 1, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Previously filed with the Securities and Exchange Commission.
†	Portions of this Exhibit have been omitted pursuant to a grant of confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINATION XL GROUP, INC.
March 17, 2014

	By:	/S/ DAVID A. LEVIN
David A. Levin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DAVID A. LEVIN David A. Levin	President and Chief Executive Officer (Principal Executive Officer) and Director	March 17, 2014

/s/ JOHN E. KYEES John E. Kyees	Interim Chief Financial Officer (Principal Financial Officer) and Director	March 17, 2014

/s/ PETER H. STRATTON, JR. Peter H. Stratton, Jr.	Senior Vice President of Finance and Corporate Controller (Principal Accounting Officer)	March 17, 2014

/s/ SEYMOUR HOLTZMAN Seymour Holtzman	Chairman of the Board of Directors	March 14, 2014

/s/ ALAN S. BERNIKOW Alan S. Bernikow	Director	March 14, 2014

/s/ JESSE H. CHOPER Jesse H. Choper	Director	March 14, 2014

/s/ WILLEM MESDAG Willem Mesdag	Director	March 14, 2014

/s/ WARD K. MOONEY Ward K. Mooney	Director	March 14, 2014

/s/ GEORGE T. PORTER, JR. George T. Porter, Jr.	Director	March 14, 2014

/s/ MITCHELL S. PRESSER Mitchell S. Presser	Director	March 14, 2014

/s/ IVY ROSS Ivy Ross	Director	March 14, 2014