Form 10-Q
period 2014-05-03
DESTINATION XL GROUP, INC.
filed 2014-05-29
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 3, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of May 2, 2014 was 50,542,399.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

May 3, 2014 and February 1, 2014

	May 3, 2014 (Fiscal 2014)	February 1, 2014 (Fiscal 2013)
	(In thousands, except share data)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,640	$4,544
Accounts receivable	7,396	8,347
Inventories	114,154	105,556
Prepaid expenses and other current assets	9,584	7,994

Total current assets	136,774	126,441

Property and equipment, net of accumulated depreciation and amortization	107,106	102,939

Other assets:
Intangible assets	4,082	4,393
Other assets	3,330	3,608

Total assets	$251,292	$237,381

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$6,134	$4,561
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	28,341	32,945
Accrued expenses and other current liabilities	23,596	28,227
Borrowings under credit facility	29,220	9,029

Total current liabilities	88,756	76,227

Long-term liabilities:
Long-term debt, net of current portion	16,488	12,145
Deferred rent and lease incentives	23,406	22,835
Deferred gain on sale-leaseback, net of current portion	15,753	16,120
Deferred tax liability	13	—
Other long-term liabilities	4,412	5,083

Total long-term liabilities	60,072	56,183

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 61,419,838 and 61,473,083 shares issued at May 3, 2014 and February 1, 2014, respectively	614	615
Additional paid-in capital	297,300	296,501
Treasury stock at cost, 10,877,439 shares at May 3, 2014 and February 1, 2014	(87,977)	(87,977)
Accumulated deficit	(103,144)	(99,608)
Accumulated other comprehensive loss	(4,329)	(4,560)

Total stockholders’ equity	102,464	104,971

Total liabilities and stockholders’ equity	$251,292	$237,381

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	May 3, 2014 (Fiscal 2014)	May 4, 2013 (Fiscal 2013)
	(In thousands, except per share data)

Sales	$96,767	$93,957
Cost of goods sold including occupancy costs	52,838	49,619

Gross profit	43,929	44,338

Expenses:
Selling, general and administrative	41,577	38,187
Depreciation and amortization	5,430	4,170

Total expenses	47,007	42,357

Operating income (loss)	(3,078)	1,981

Interest expense, net	(411)	(178)

Income (loss) before provision for income taxes	(3,489)	1,803

Provision for income taxes	47	792

Net income (loss)	$(3,536)	$1,011

Net income (loss) per share -basic and diluted	($0.07)	$0.02

Weighted-average number of common shares outstanding:
Basic	48,656	48,291
Diluted	48,656	48,587

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	May 3, 2014 (Fiscal 2014)	May 4, 2013 (Fiscal 2013)
	(In thousands)

Net income (loss)	$(3,536)	$1,011

Other comprehensive income (loss) before taxes:
Foreign currency translation	92	(90)
Pension plan	139	156

Other comprehensive income (loss) before taxes	231	66
Tax (provision) benefit related to items of other comprehensive income (loss)	—	(40)

Other comprehensive income (loss), net of tax	231	26

Comprehensive income (loss)	$(3,305)	$1,037

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended May 3, 2014

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total

Balance at February 1, 2014	61,473	$615	$296,501	(10,877)	$(87,977)	$(99,608)	$(4,560)	$104,971

Stock compensation expense			747					747
Cancellation of restricted stock, net of issuances	(63)	(1)	1					—
Board of Directors compensation	10	—	51					51
Accumulated other comprehensive income (loss):
Unrecognized gain associated with Pension Plan							139	139
Foreign currency							92	92
Net loss						(3,536)		(3,536)

Balance at May 3, 2014	61,420	$614	$297,300	(10,877)	$(87,977)	$(103,144)	$(4,329)	$102,464

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 3, 2014 (Fiscal 2014)	May 4, 2013 (Fiscal 2013)
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(3,536)	$1,011
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Amortization of deferred gain on sale leaseback	(367)	(366)
Depreciation and amortization	5,430	4,170
Deferred taxes, net of valuation allowance	13	794
Stock compensation expense	747	141
Issuance of common stock to Board of Directors	51	18

Changes in operating assets and liabilities :
Accounts receivable	951	(79)
Inventories	(8,598)	(8,170)
Prepaid expenses and other current assets	(1,590)	(113)
Other assets	305	12
Accounts payable	(4,604)	1,264
Deferred rent and lease incentives	571	786
Accrued expenses and other liabilities	(3,271)	(5,088)

Net cash used for operating activities	(13,898)	(5,620)

Cash flows from investing activities:
Additions to property and equipment, net	(11,086)	(8,028)

Net cash used for investing activities	(11,086)	(8,028)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	7,303	—
Principal payments on long-term debt	(1,387)	—
Debt issuance costs	(27)
Net borrowings under credit facility	20,191	11,588

Net cash provided by financing activities	26,080	11,588

Net (increase) decrease in cash and cash equivalents	1,096	(2,060)
Cash and cash equivalents:
Beginning of period	4,544	8,162

End of period	$5,640	$6,102

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

In the opinion of management of Destination XL Group, Inc., a Delaware corporation (formerly known as Casual Male Retail Group, Inc. and collectively with its subsidiaries is referred to as the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company’s audited consolidated financial statements for the fiscal year ended February 1, 2014 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 17, 2014.

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

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2014 and Fiscal 2013 are 52-week periods ending January 31, 2015 and February 1, 2014, respectively.

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

Reclassifications

Beginning in the first quarter of fiscal 2014, the Company is reporting revenue from its on-site tailoring and the related tailoring costs associated with such revenue as part of “Sales” and “Cost of Goods Sold Including Occupancy Costs”, respectively, on the Consolidated Statement of Operations. The Company has reclassified the revenue and related cost of goods sold for the first three months of fiscal 2013 from “Selling, General and Administrative Expenses”, where the amounts were previously netted, to “Sales” and “Cost of Goods Sold Including Occupancy Costs.”

Intangibles

At May 3, 2014, the “Casual Male” trademark had a carrying value of $2.2 million and is considered a definite-lived asset. The Company is amortizing the remaining carrying value of $2.2 million on an accelerated basis, consistent with projected cash flows through fiscal 2018, its estimated remaining useful life.

The Company’s “Rochester” trademark is considered an indefinite-lived intangible asset and has a carrying value of $1.5 million. During the first three months of fiscal 2014, no event or circumstance occurred which would cause a reduction in the fair value of the Company’s reporting units, requiring interim testing of the Company’s “Rochester” trademark.

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

The fair value of long-term debt is classified within Level 2 of the valuation hierarchy. At May 3, 2014 the fair value approximates the carrying amount based upon terms available to the Company for borrowings with similar arrangements and remaining maturities.

The fair value of indefinite-lived assets, which consists of the Company’s “Rochester” trademark, is measured on a non-recurring basis in connection with the Company’s annual impairment test. The fair value of the trademark is determined using a projected discounted cash flow analysis based on unobservable inputs and are classified within Level 3 of the valuation hierarchy. See Intangibles above.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value because of the short maturity of these instruments.

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income and reclassifications from AOCI for the three months ended May 3, 2014 and May 4, 2013 are as follows:

	May 3, 2014			May 4, 2013

For the three months ended (in thousands):	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(4,547)	$(13)	$(4,560)	$(5,828)	$267	$(5,561)

Other comprehensive income (loss) before reclassifications, net of taxes	82	92	174	43	(68)	(25)

Amounts reclassified from accumulated other comprehensive income (loss), net of taxes (1)	57	—	57	51	—	51

Other comprehensive income (loss) for the period	139	92	231	94	(68)	26

Balance at end of quarter	$(4,408)	$79	$(4,329)	$(5,734)	$199	$(5,535)

(1)	Includes the amortization of the unrecognized (gain)/loss on pension plans which was charged to “Selling, General and Administrative” Expense on the Consolidated Statement of Operations for the three months ended May 3, 2014 and May 4, 2013. The amortization of the unrecognized loss, before tax, was $57,000 and $84,000 for the three months ended May 3, 2014 and May 4, 2013, respectively. The corresponding tax benefit was $33,000 for the three months ended May 4, 2013. There was no tax benefit for the three months ended May 3, 2014.

Revenue Recognition

Revenue from the Company’s retail store operation is recorded upon purchase of merchandise by customers, net of an allowance for sales returns. Revenue from the Company’s catalog and e-commerce operations is recognized at the time a customer order is delivered, net of an allowance for sales returns. Revenue is recognized by the operating segment that fulfills a customer’s order.

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Top 205): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity (“ASU 2014-08”). The objective of ASU No. 2014-08 is to clarify the criteria for determining which disposals can be presented as discontinued operations and also modifies related disclosure requirements. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. Early adoption is permitted for new disposals beginning in the first quarter of 2014, provided financial statements have not been issued before the release of this standard.

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

Borrowings made pursuant to the Credit Facility will bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% or (c) the annual LIBOR rate for the respective interest period) plus a varying percentage, based on the Company’s borrowing base, of 0.50%-0.75% for prime-based borrowings and 1.50%-1.75% for LIBOR-based borrowings. The Company is also subject to an unused line fee of 0.25%. At May 3, 2014, the Company’s prime-based interest rate was 3.75%. At May 3, 2014, the Company had approximately $21.0 million of its outstanding borrowings in a LIBOR-based contract with an interest rate of 1.62%. The LIBOR-based contracts expired May 5, 2014 through May 7, 2014. When a LIBOR-based borrowing expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

At May 3, 2014, the Company had outstanding borrowings under the Credit Facility of $29.2 million. Outstanding standby letters of credit were $2.2 million and documentary letters of credit were $0.7 million. Unused excess availability at May 3, 2014 was $67.9 million. Average monthly borrowings outstanding under the Credit Facility during the first three months of fiscal 2014 were $25.8 million, resulting in an average unused excess availability of approximately $67.2 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

The fair value of the amount outstanding under the Credit Facility at May 3, 2014 approximated the carrying value.

Long-Term Debt

Components of long-term debt are as follows:

(in thousands)	May 3, 2014	February 1, 2014
Total long-term debt	$22,622	$16,706
Less: current portion of long-term debt	(6,134)	(4,561)

Long-term debt, net of current portion	$16,488	$12,145

Pursuant to a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC, dated July 20, 2007 and amended September 30, 2013 (the “Master Agreement”), the Company has entered into ten equipment security notes (in aggregate, the “Notes”). The Company has borrowed an aggregate of $24.8 million between September 2013 and May 2014, of which $7.3 million was borrowed during the first quarter of fiscal 2014. The Notes are for a term of 48 months and accrue interest at fixed rates ranging from 3.07% and 3.50%. Principal and interest are paid monthly, in arrears.

The Notes are secured by a security interest in all of the Company’s rights, title and interest in and to certain equipment. The Company is subject to a prepayment penalty equal to 1% of the prepaid principal of the Notes until the first anniversary, 0.5% of the prepaid principal from the first anniversary until the second anniversary and no prepayment penalty thereafter. The Master Agreement includes default provisions that are customary for financings of this type and are similar and no more restrictive than the Company’s existing Credit Facility.

3.	Stock-Based Compensation

All share-based payments, including grants of employee stock options and restricted stock, are recognized as an expense in the Consolidated Statement of Operations based on their fair values and vesting periods. The fair value of stock options is determined using the Black-Scholes valuation model and requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). The Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as an expense over the vesting period, net of estimated forfeitures. The estimation of stock-based awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may differ from the Company’s current estimates.

2013-2016 LTIP

During the second quarter of fiscal 2013, the 2013-2016 Destination XL Group, Inc. Long-Term Incentive Plan (the “2013-2016 LTIP”) was approved and put into place. Pursuant to the terms of the 2013-2016 LTIP, on the date of grant, each participant was granted an unearned and unvested award equal in value to four times his/her annual salary multiplied by the applicable long-term incentive program percentage, which is 100% for the Company’s Chief Executive Officer, 70% for its senior executives and 50% for other participants in the plan, which the Company refers to as the “Projected Benefit Amount.” Each participant was granted 50% of the Projected Benefit Amount in shares of restricted stock, 25% in stock options and the remaining 25% in cash. All shares were granted from the Company’s 2006 Incentive Compensation Plan.

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

Assuming the Company achieves the performance target and 100% of the Projected Benefit Amount vests, excluding estimated forfeitures, the total potential value of all awards over this four-year period, as of May 3, 2014, would be approximately $18.5 million. Approximately half of the compensation expense relates to the time-vested awards, which is being expensed over forty-four months, based on the respective vesting dates. As the performance targets were not deemed probable at May 3, 2014, no expense for the performance-based awards has been recognized through the first three months of fiscal 2014. However, as a result of two terminations during the first quarter, the Company did recognize additional stock compensation expense of approximately $77,000 related to the partial pro-rata vesting of the performance awards that each former employee was entitled to pursuant to the terms of the 2013-2016 LTIP. In total, 10,200 shares of performance-related restricted stock vested and performance-related options to purchase 12,418 shares of common stock vested.

2006 Plan—Stock Option and Restricted Share Award Activity

Pursuant to the Company’s 2006 Incentive Compensation Plan, as amended (the “2006 Plan”), the Company has 7,250,000 shares authorized for issuance, of which 4,250,000 shares may be subject to the granting of awards other than stock options and stock appreciation rights.

The following tables summarize the stock option activity and restricted share activity under the 2006 Plan for the first three months of fiscal 2014:

Stock Options	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at beginning of year	2,721,569	$4.95
Options granted	—	—
Options canceled	(78,695)	5.04
Options exercised	—	—

Outstanding options at end of quarter	2,642,874	$4.95	8.5 years	$1,032,622
Options exercisable at end of quarter	347,716	$4.60	4.9 years	$339,698

Restricted Shares	Number of Shares	Weighted-average Grant-Date Fair Value (1)
Restricted shares outstanding at beginning of year	2,017,940	$5.01
Restricted shares granted	5,000	5.88
Deferred shares granted (2)	2,571	5.26
Restricted shares vested	(141,536)	4.31
Restricted shares canceled	(67,974)	5.00

Restricted and Deferred shares outstanding at end of quarter	1,816,001	$5.05

(1)	The fair value of a restricted share is equal to the Company’s closing stock price on the date of grant.
(2)	During the first quarter of fiscal 2014, the Company granted 2,571 shares of deferred stock, with a fair value of approximately $13,533 to a director as compensation in lieu of cash and in accordance with his irrevocable election. The shares of deferred stock will vest three years from the date of grant. The Company is recognizing compensation expense over the respective vesting periods.

1992 Stock Incentive Plan (the “1992 Plan”)—Stock Option Activity

The following table summarizes stock option activity under the 1992 Plan for the first three months of fiscal 2014:

Stock Options	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	911,775	$6.82
Options granted	—	—
Options canceled	(159,775)	9.08
Options exercised	—	—

Outstanding at end of quarter	752,000	$6.34	0.5 years	$1,485
Options exercisable at end of quarter	752,000	$6.34	0.5 years	$1,485

Share Availability Under the 2006 Plan

At May 3, 2014, the Company had 1,345,638 shares available for future grant under the 2006 Plan, of which 1,107,125 remain available under the sublimit for awards other than options and stock appreciation rights. No further grants can be made under the 1992 Plan.

Non-Employee Director Stock Purchase Plan

The Company granted 9,729 shares of common stock, with a fair value of approximately $51,472, to certain of its non-employee directors as compensation in lieu of cash in the first three months of fiscal 2014.

Valuation Assumptions for Stock Options and Restricted Stock

During the first three months of fiscal 2014, the Company granted 5,000 shares of restricted stock, 2,751 shares of deferred stock and no stock options. For the first three months of fiscal 2013, the Company granted stock options to purchase 1,077 shares of common stock.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The following assumptions were used for grants for the first quarter of fiscal 2013:

May 4, 2013
Expected volatility	52.0%
Risk-free interest rate	0.36-0.38%
Expected life	3.0 yrs
Dividend rate	—

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

For the first quarter of fiscal 2014 and fiscal 2013, the Company recognized total stock-based compensation expense of $0.7 million and $0.1 million, respectively. The total compensation cost related to time-vested stock options and time-based restricted stock awards not yet recognized as of May 3, 2014 is approximately $4.2 million which will be expensed over a weighted average remaining life of 24 months. At May 3, 2014, the Company had $6.9 million of unrecognized compensation expense related to its performance-based stock options and restricted stock. As discussed above, the Company will begin recognizing compensation when achievement of the performance targets becomes probable.

4.	Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended
(in thousands)	May 3, 2014	May 4, 2013
Common Stock Outstanding
Basic weighted average common shares outstanding	48,656	48,291
Common stock equivalents – stock options and restricted stock. Common stock equivalents of 565 shares for the three months ended May 3, 2014, were excluded due to the net loss	—	296

Diluted weighted average common shares outstanding	48,656	48,587

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period because the exercise price of such options was greater than the average market price per share of common stock for the respective periods.

	For the three months ended
(in thousands, except exercise prices)	May 3, 2014	May 4, 2013
Stock Options (time-vested)	1,948	1,167
Range of exercise prices of such options	$4.96 - $7.52	$4.91 - $10.26

The above options, which were outstanding at May 3, 2014, expire from May 24, 2014 to January 29, 2024.

Excluded from the Company’s computation of basic and diluted earnings per share for the first three months of fiscal 2014, were 901,715 shares of unvested performance-based restricted stock and 1,117,547 performance-based stock options. These performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved. In addition, another 901,715 shares of unvested time-based restricted stock were excluded from the computation of basic earnings per share until such shares vest. See Note 3, Stock-Based Compensation, for a discussion of the Company’s 2013-2016 LTIP and the respective performance targets.

Although the shares of performance-based and time-based restricted stock issued in connection with the 2013-2016 LTIP are not considered outstanding or common stock equivalents for earnings per share purposes until certain vesting and performance thresholds are achieved, all 1,803,430 shares of restricted stock are considered issued and outstanding. Each share of restricted stock has all of the rights of a holder of the Company’s common stock, including, but not limited to, the right to vote and the right to receive dividends, which rights are forfeited if the restricted stock is forfeited.

5.	Income Taxes

At May 3, 2014, the Company had total deferred tax assets of approximately $73.5 million, total deferred tax liabilities of $16.8 million and a corresponding valuation allowance of $56.7 million.

In the fourth quarter of fiscal 2013, the Company entered into a three-year cumulative loss position and based on forecasts at that time, the Company expected the cumulative three-year loss to increase as of the end of fiscal 2014. Management determined that this represented significant negative evidence at February 1, 2014. While the Company has projected it will return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, based on a consideration of all positive and negative evidence as of February 1, 2014, the Company determined that it is more likely than not that it will not be able to realize the benefits of its deferred tax assets in the United States. Accordingly, at the end of fiscal 2013, the Company established a full allowance against its net deferred tax assets. Based on the Company’s forecast for fiscal 2014, the Company believes that a full allowance remains appropriate at this time. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized.

As of May 3, 2014, the Company had net operating loss carryforwards of $111.9 million for federal income tax purposes and $64.1 million for state income tax purposes that are available to offset future taxable income through fiscal year 2034. Additionally, the Company has alternative minimum tax credit carryforwards of $2.3 million, which are available to further reduce income taxes over an indefinite period. Additionally, the Company has $0.1 million and $1.5 million of net operating loss for tax purposes related to the Company’s operations in the Netherlands and Canada, respectively, though both are expected to expire largely unutilized. Included in the net operating loss carryforwards for both federal and state income tax is approximately $13.2 million relating to stock compensation deductions, the tax benefit from which, if realized, will be credited to additional paid-in capital.

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

The Company’s tax provision for the first quarter of fiscal 2014, which was computed on a discrete basis, reflects the increase in the valuation allowance against our deferred tax assets as well as state gross margin tax and foreign income tax. The Company’s effective tax rate for the first quarter of fiscal 2013 was 43.9%, which was consistent with the statutory U.S. federal tax rate and blended state tax rate for the states in which the Company conducted business.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to Topic 740, Income Taxes, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. The liability for unrecognized tax benefits at May 3, 2014 was $3.2 million. This amount is directly associated with a prior year tax position related to exiting the European direct business. The amount of unrecognized tax benefit has been presented as a reduction in the reported amounts of its federal and state NOL carryforwards. It is the Company’s policy to record interest and penalties on unrecognized tax benefits as income taxes; however, no penalties or interest have been accrued on this liability because the carryforwards have not yet been utilized.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 1998, with remaining fiscal years subject to income tax examination by federal tax authorities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding cash flows, operating and gross profit margins, store counts, costs, capital expenditures, borrowings, sales and earnings expectations for fiscal 2014 and beyond, the expected benefit of marketing initiatives and anticipated pace and number of store openings in fiscal 2014. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from such forward-looking statements. We encourage readers to refer to Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, filed with the Securities and Exchange Commission on March 17, 2014, that sets forth certain risks and uncertainties that may have an impact on future results and direction of the Company, including risks relating to the execution of our DXL strategy and ability to grow our market share, our ability to predict customer tastes and fashion trends and to compete successfully in the United States men’s big & tall apparel market.

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

BUSINESS SUMMARY

Destination XL Group, Inc. (formerly known as Casual Male Retail Group, Inc., and together with our subsidiaries the “Company”) is the largest specialty retailer of big & tall men’s apparel with retail and direct operations in the United States, London, England and direct businesses throughout the United States and Canada. We operate under the trade names of Destination XL®, DXL®, Casual Male XL®, Casual Male XL Outlets, Rochester Clothing, B&T Factory Direct™, ShoesXL® and LivingXL®. At May 3, 2014, we operated 106 Destination XL stores, 188 Casual Male XL retail stores, 52 Casual Male XL outlet stores and 10 Rochester Clothing stores. Our direct business includes our DestinationXL.com e-commerce site and several mailers which support our brands and product extensions.

Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years which end on January 31, 2015 and February 1, 2014 as “fiscal 2014” and “fiscal 2013,” respectively. Both fiscal years are 52-week periods.

Beginning in the first quarter of fiscal 2013, total comparable sales for all periods include our retail stores that have been open for at least 13 months and our direct businesses. Our direct businesses are included as part of our calculation of total comparable sales because we are a multi-channel retailer offering our customers convenient alternatives for their shopping needs. Retail comparable sales reflect same-store sales and exclude our direct business. The method of calculating comparable sales varies across the retail industry and, as a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies.

Through the end of fiscal 2013, the majority of our DXL stores were considered relocations and comparable to all the closed Casual Male and/or Rochester stores in each respective market area for the first twelve months. Due to the small number of DXL stores opened for more than a year, we believed that this was a useful comparison as to how a DXL store was performing in the market when compared to the sales of the predecessor stores. However, at the end of the first quarter of fiscal 2014, we now have 52 DXL stores that have been open at least 13 months and we believe that this DXL comparable will have more meaning going forward. Therefore, beginning in the first quarter of fiscal 2014, only DXL stores that have been open at least 13 months will be included in comparable store sales.

SEGMENT REPORTING

We report our operations as one reportable segment, Big & Tall Men’s Apparel, which consists of our two principal operating segments: retail and direct. We consider our operating segments to be similar in terms of economic characteristic, production processes and operations, and have therefore aggregated them into a single reporting segment.

RESULTS OF OPERATIONS

The following table shows GAAP net loss per diluted share for fiscal 2014 and Non-GAAP adjusted net loss per diluted share for fiscal 2014, with a comparison to GAAP net income for fiscal 2014. See “Presentation of Non-GAAP Measures” below for a reconciliation of GAAP net loss to non-GAAP adjusted net loss.

	First Quarter of Fiscal 2014 (GAAP)	First Quarter of Fiscal 2014 (Non-GAAP) (1)	First Quarter of Fiscal 2013 (GAAP)
Diluted earnings per share:
Net income (loss)	$(0.07)	$(0.04)	$0.02

(1)	Net loss per diluted share, on a non-GAAP basis, assumes a normalized tax rate of 40%.

Executive Summary

For the first quarter of fiscal 2014, we reported a net loss of $3.5 million, or $(0.07) per diluted share, as compared to net income for the first quarter of fiscal 2013 of $1.0 million, or $0.02 per diluted share. On a non-GAAP basis, our adjusted net loss for the first quarter of fiscal 2014, assuming a normal tax benefit was $2.1 million, or $(0.04) per diluted share. For the first quarter of fiscal 2014 we incurred transition costs of $1.5 million, or $0.03 per diluted share (no tax benefit), related to $0.3 million of pre-opening occupancy costs, $0.9 million of selling, general and administrative (SG&A) expenses and $0.3 million related to trademark amortization. This compares to transition costs incurred in the first quarter of fiscal 2013 of $2.4 million, or $0.03 per diluted share.

Due to the harsh winter weather experienced through much of the United States, our comparable sales for February and March 2014, while positive, were below expectations. However, we saw a significant improvement beginning in April 2014, which had a comparable sales increase of 6.8% for the month, resulting in a comparable sales increase for the first quarter of fiscal 2014 of 3.4%. The strength of our comparable sales continues to be driven by our DXL stores, which have had double-digit comparable sales increases for four consecutive quarters.

Merchandise margin for the first quarter of fiscal 2014 decreased by approximately 160 basis points from the prior year first quarter. The primary reason for the decrease was due to increased promotional activity in the first quarter as we focused on driving top line sales. Markdowns were higher due to increased in-store promotions, customer acquisition initiatives and increased penetration of clearance merchandise. While these efforts adversely affected our merchandise margin rate for the first quarter of fiscal 2014, we believe it is helping to transition our existing customer base to our DXL store locations and to drive overall store traffic. Beginning in the first quarter of fiscal 2014, we began reporting alterations revenue in top line sales with the associated tailor wages in cost of goods sold. As alterations and tailors become a more significant part of our business model, we believe the revenue and cost should be shown within gross margin rather than encompassed in SG&A. We have reclassified the results for the first quarter of fiscal 2013 to reflect this presentation on a comparative basis.

Overall, although the first quarter of fiscal 2014 started sluggish as a result of the winter weather, we are optimistic about our sales trends since April 2014. Store traffic, transactions and conversion metrics for our DXL stores were up over the prior year first quarter despite the lower than expected sales in February and March 2014.

We are implementing several other initiatives in fiscal 2014 that we discussed at the end of fiscal 2013. In summary:

•	Protecting and growing our existing customer base. Our promotional activity during the first quarter of fiscal 2014 showed promise as we work to achieve this goal. This quarter marked the first quarter during the DXL store era where we closed Casual Male XL stores, while increasing our customer base. Our existing customer base had been slow to convert to our DXL stores. Our marketing program is helping to improve brand recognition through in-store marketing at our Casual Male XL stores. In addition, we are implementing specific marketing initiatives geared only to our existing customer base.

•	Opening 5,000 – 6,000 square foot DXL stores. Although none was opened during the first quarter of fiscal 2014, we are planning to open a limited number of smaller-format DXL stores this fiscal year.

•	Slowing down the pace of our existing Casual Male XL store closings. In addition, we have also extended the operating hours for most of our Casual Male XL stores. Our existing Casual Male XL retail stores had a strong first quarter comparable sales increase of 3.2%. Through Casual Male XL in-store advertising and promotional coupons for our DXL stores, our existing Casual Male stores are providing us with a marketing tool to help build our DXL brand awareness.

•	Opening the majority of our DXL stores prior to the fourth quarter of fiscal 2014. During the first quarter of fiscal 2014, we opened 7 new DXL stores and are scheduled to open an additional 33 stores through the remainder of fiscal 2014, with the majority opening by the end of the third quarter. Our intention is to get these new stores open prior to the holiday shopping season to maximize the profitability of each store.

Marketing Campaign

At the end of the first quarter of fiscal 2014, we launched our spring advertising campaign, which included new television and radio commercials geared toward highlighting our DXL store and the many merchandise styles available to our customers. In addition, during the first quarter of fiscal 2014, we also implemented several initiatives to educate our Casual Male XL customer about our new DXL stores, including several promotions to entice our existing customers to shop the new store format. While we will not know the immediate impact of our new marketing campaign until after Father’s Day, we are optimistic that our marketing programs within the stores will result in increased traffic to our DXL stores and customer reactivations.

Fiscal 2014 Outlook

Our earnings guidance of a net loss of $(0.21)-$(0.27) per diluted share, or $(0.12)-$(0.16) per diluted share on a non-GAAP basis, remains unchanged from the guidance previously disclosed. However, during the first quarter of fiscal 2014 we identified approximately twenty Casual Male XL stores that we had planned to close in fiscal 2014 that are now expected to remain open through the end of the year. We also re-established normal store hours for our Casual Male XL stores, which is having a positive impact on our comp sales. In addition, we also ran various promotions and coupon offers which were successful in driving traffic to our DXL stores. Based on these positive results, we are planning to continue similar programs throughout fiscal 2014. As a result, our sales expectations for fiscal 2014 have improved; however, most of the increase in sales will be absorbed through a lower than originally planned merchandise margin and additional payroll costs. We believe improving store traffic and customer transition to our DXL stores will benefit us and drive top line sales and profitability.

Accordingly, our guidance for fiscal 2014 has been revised as follows:

•	Sales range of $413.0 million to $418.0 million (an increase from our original guidance of $405.0 million to $410.0 million)

•	Gross margin rate is expected to be 45.5% to 46.1% (a decrease from our original guidance of 46.2% to 46.9%). The basis point change as compared to fiscal 2013 of a decrease of 50 basis points to an increase of 10 basis points is based on merchandise margins decreasing by approximately 60 to 100 basis points (down from our original guidance of flat to up 40 basis points) and occupancy as a percentage of sales improving by 50 to 70 basis points (an improvement from our guidance of 60 to 80 basis points).

•	SG&A costs are expected to be $176.0 million to $177.6 million. This increase of approximately $5.3 million to $6.9 million is an increase from our original range of $4.3 million to $6.0 million. This increase is primarily related to store payroll hours to support the increase in forecasted sales, discussed above. As a percentage of sales, SG&A expenses are expected to increase by 140 to 150 basis points, an increase from our original guidance of 75 to 90 basis points.

We expect to spend approximately $45.7 million in capital expenditures in fiscal 2014, which will be partially offset by approximately $9.3 million in tenant allowances, primarily related to opening our DXL stores. We expect to fund the remainder of our capital expenditures through a combination of operating cash flow, equipment financings, and borrowings under our credit facility. At the end of fiscal 2014, we expect to have total debt of approximately $50.0-$55.0 million, consisting of $20.0 million from equipment financing notes with the balance from our credit facility. From a liquidity perspective, we expect cash flow from operating activities of $22.5 million (including the $9.3 million of tenant allowances), resulting in free cash flow (as defined below under “Presentation of Non-GAAP Measures”) of approximately $(23.2) million.

Presentation of Non-GAAP Measures

The above discussion includes a net loss for the first quarter of fiscal 2014, on a non-GAAP basis, of $(0.04) per diluted share and guidance for fiscal 2014 of a net loss, on a non-GAAP basis, of $(0.12) to $(0.16) per diluted share. For fiscal 2014, we expect to continue to provide a full valuation allowance against our deferred tax assets; therefore, we will not recognize any income tax benefit in fiscal 2014.

The net loss of $(0.12) to $(0.16) per diluted share for fiscal 2014 was calculated by taking the 2014 forecasted net loss of $(0.21)-$(0.27) and multiplying each by 40% to calculate an estimated income tax benefit of $0.09-$0.11 per diluted share, resulting in an adjusted non-GAAP net loss of $(0.12)-$(0.16) per diluted share.

For comparison purposes, the following is a reconciliation of net loss, on a GAAP basis, to a net loss, on a non-GAAP basis, assuming a normal tax benefit of 40% for the first quarter of fiscal 2014:

GAAP TO NON-GAAP RECONCILIATION

	May 3, 2014		May 4, 2013
	$	Per diluted share	$	Per diluted share
(in thousands, except per share data)
Net income (loss), GAAP basis	$(3,536)	$(0.07)	$1,011	$0.02

Add back: Actual income tax provision	47
Income tax benefit, assuming normal tax rate of 40%	1,396

Adjusted net income (loss), non-GAAP basis	$(2,093)	$(0.04)	$1,011	$0.02

Weighted average number of common shares outstanding on a diluted basis		48,656		48,587

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

(in millions)	For the quarter ended May 3, 2014	For the quarter ended May 4, 2013	Projected Cash Flow Fiscal 2014
Cash flow provided by operating activities:
Cash flow provided by operating activities other than tenant allowances	$(14.5)	$(6.4)	$13.2
Tenant allowances	0.6	0.8	9.3

Cash flow provided by operating activities	(13.9)	(5.6)	22.5
Less: capital expenditures	(11.1)	(8.0)	(45.7)

Free cash flow	$(25.0)	$(13.6)	$(23.2)

The decrease in free cash flow of $11.4 million for the first quarter of fiscal 2014 as compared to the first quarter of the prior year is due to the timing of certain working capital accounts, specifically trade payables, as well as an increase in capital expenditures related to information technology projects and DXL store openings.

Financial Summary

Sales

Sales
(in millions)
First quarter of fiscal 2013	$94.0

Less 2013 sales for stores that have closed	(3.9)

$90.1

Increase in DXL comparable sales	2.2
Increase in other retail comparable sales	0.6
Decrease in direct business	(0.3)
Non-comparable sales, primarily DXL stores open less than 13 months	4.0
Other, net	0.2

First quarter of fiscal 2014	$96.8

For the first quarter of fiscal 2014, total sales were $96.8 million as compared to $94.0 million for the first quarter of fiscal 2013. The increase of $2.8 million in total sales was primarily due to an increase in comparable sales of $2.5 million and an increase in non-comparable store sales of $4.0 million, partially offset by $3.9 million in closed stores. The comparable sales increase of 3.4% consisted of an increase in our retail business of 4.7%, or $2.8 million, offset by a decrease in our direct business of 1.6%, or $0.3 million. In total, sales for February and March of 2014 were well below expectations as a result of unfavorable continued cold winter weather which negatively impacted most of our stores. However, as the warmer weather arrived, April saw a significant improvement in sales with a comparable sales increase of 6.8%, despite the fact that it was up against a 7.4% increase from April 2013.

While our 188 Casual Male XL retail stores performed well during the first quarter of fiscal 2014, with a comparable sales increase of 3.2%, or $0.9 million, the majority of our comparable sales growth is coming from our 52 DXL stores which had a comparable sales increase of 12.8%, or $2.2 million. Our Casual Male outlets and Rochester Clothing stores were down 2.0% or $(0.3) million over the prior year first quarter.

With respect to our direct business, our US direct business improved slightly with an increase of 1.0%. This increase was offset by a decrease of approximately $0.4 million from our Sears-Canada business. Our web presence on the Sears-Canada Direct business continues to struggle. We are continuing to evaluate and monitor the business, which accounted for slightly less than 5% of our total direct business in fiscal 2014. In addition, sales for the first quarter of fiscal 2013 had catalog sales of approximately $1.0 million. We discontinued our catalog business in the second quarter of fiscal 2013. In the long-term, we expect our direct business to more than replace the shortfall in sales from legacy brand catalogs.

As discussed above, through the end of fiscal 2013, revenue from our on-site tailoring business was netted against the associated tailoring costs and included in SG&A expense. However, because tailoring is increasing as part of our growing DXL business, in the first quarter of fiscal 2014, we started reporting tailoring revenue as a component of sales, with the associated costs recorded as cost of goods sold. Accordingly, the results for the first quarter of fiscal 2013 were reclassified to reflect this presentation. Sales for the first quarter of fiscal 2013 increased $0.4 million, cost of goods sold increased $0.5 million and selling, general and administrative expenses decreased $0.1 million.

The following is a summary of the breakdown of our comparable sales for the first quarter of fiscal 2014:

Comparable sales:	Number of stores	Comparable Sales %
Retail Business	302	4.7%
DXL comp stores	52	12.8%
Casual Male XL and Rochester Clothing stores	250	1.4%
Direct Business		(1.6%)
US direct business		1.0%
Total comparable sales for the first quarter of fiscal 2014		3.4%

Gross Profit Margin

For the first quarter of fiscal 2014, our gross margin rate, inclusive of occupancy costs, was 45.4% as compared to a gross margin rate of 47.2% for the first quarter of fiscal 2013. The decrease of 180 basis points for the first quarter of fiscal 2014 was the result of an increase in occupancy costs of 20 basis points and a decrease in merchandise margins of 160 basis points. The decrease in merchandise margin for the first quarter of fiscal 2014 was due to a higher level of year-end clearance and an increase in our promotional activity. During the first quarter of fiscal 2014, we implemented a new promotional coupon program to incentivize our Casual Male XL customers to visit one of our DXL stores. This higher level of promotional activity is a strong indicator that our marketing initiative to convert our existing Casual Male XL customers to DXL is working, which will benefit our sales in the long-term as well. On a dollar basis, occupancy costs for the first quarter of fiscal 2014 increased 4.6% over the prior year. The increase in occupancy costs for the first quarter of fiscal 2014 as compared to the prior year’s first quarter was due to the DXL store openings and the associated pre-opening costs as well as the timing of our Casual Male XL store closings.

For fiscal 2014, we are expecting that our occupancy costs will increase approximately $1.5 to $1.7 million as a result of adding approximately 40 DXL stores in fiscal 2014 and certain lease termination costs associated with closing 38 Casual Male XL and 2 Rochester Clothing stores. However, we expect occupancy costs as a percentage of sales will improve 50 to 70 basis points over fiscal 2013. We are expecting that our merchandise margins, which have improved over 170 basis points over the past four years, will decrease by 60 to 100 basis points as a result of our increase in promotional activity which is geared towards converting our customers to our DXL stores and improving overall store traffic. Accordingly, for fiscal 2014, we are expecting that gross margin will range from a decrease of 50 basis points to an increase of 10 basis points as compared to fiscal 2013.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A expenses for the first quarter of fiscal 2014 increased to 43.0% as compared to 40.6% for the first quarter of fiscal 2013. On a dollar basis, SG&A expenses increased $3.4 million, or 8.9%, for the first quarter of fiscal 2014 as compared to the prior year’s first quarter. The increase of $3.4 million includes incremental costs of approximately $0.9 million related pre-opening payroll, training and store operations to support the new DXL stores and a net increase of $0.6 million in marketing costs associated with the launch of our spring campaign. The remainder of the increase is primarily from higher than planned store payroll and medical and workers compensation claims.

For fiscal 2014, we are expecting that our SG&A expenses will increase to $176.0 to $177.6 million as we continue to grow the DXL format. The $5.3-$6.9 million increase is primarily related to incremental operating costs associated with our growing DXL concept, as well as costs to close approximately 38 Casual Male XL stores and 2 Rochester Clothing stores. Overall, we expect to limit our SG&A growth rates, except where necessary to support our growth activities or where there are unanticipated costs that are necessary to support our overall activities.

Depreciation and Amortization

Depreciation and amortization for the first quarter of fiscal 2014 was $5.4 million as compared to $4.2 million for the first quarter of fiscal 2013. The increase of $1.2 million is due to the store growth associated with our DXL store concept.

Interest Expense, Net

Net interest expense was $0.4 million for the first quarter of fiscal 2014 as compared to $0.2 million for the first quarter of fiscal 2013. Interest expense for the past few years has remained relatively low due to minimal borrowings on our credit facility. However, with our continued planned store growth in fiscal 2014, we expect interest costs during fiscal 2014 will increase as we fund a portion of our store growth with equipment financing loans and borrowings from our credit facility. Through the end of the first quarter of fiscal 2014, we funded approximately $24.8 million of our capital expenditures through equipment financing. See “Liquidity and Capital Resources” for more discussion regarding our current credit facility, equipment financings and future liquidity needs.

Income Taxes

At May 3, 2014, we had total deferred tax assets of $73.5 million, total deferred tax liabilities of $16.8 million and a corresponding valuation allowance of $56.7 million. The deferred tax assets include approximately $28.4 million of net operating loss carryforwards and approximately $7.4 million of deferred gain on our sale-leaseback and, to a lesser extent, other book/tax timing differences.

At the end of fiscal 2013, we were in a three-year cumulative loss. Based on our forecasts and our expectations that we will continue to be in a cumulative three-year loss position through the end of fiscal 2014, we determined at that time that it was more likely than not that we would not be able to realize the benefits of our deferred tax assets in the United States. Accordingly, at February 1, 2014, we established a full valuation allowance against our deferred tax assets. Based on our earnings guidance for fiscal 2014, we continue to believe that, as of May 3, 2014, a full valuation allowance against our deferred tax assets is appropriate.

Our tax provision for the first quarter of fiscal 2014, which was computed on a discrete basis, reflects the increase in the valuation allowance against our deferred tax assets as well as state gross margin tax and foreign income tax. Our effective tax rate for the first quarter of fiscal 2013 was 43.9%, which was consistent with the statutory U.S. federal tax rate and blended state tax rate for the states in which the Company conducted business.

Net Income

For the first quarter of fiscal 2014, we had a net loss of $3.5 million, or $(0.07) per diluted share, compared with net income of $1.0 million, or $0.02 per diluted share, for the first quarter of fiscal 2013. On a non-GAAP basis, assuming a normalized tax rate for fiscal 2014, the net loss for the first quarter of fiscal 2014 was $(0.04) per diluted share. See “Presentation of Non-GAAP measures” above for a reconciliation.

The non-GAAP decrease in earnings of $0.06 per diluted share in earnings for the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013, is slightly worse than our expectations due to the weak retail environment in February and March, largely due to the tough winter weather. In addition, our merchandise margins decreased in the first quarter of fiscal 2014 as compared to the prior year as a result of increased promotional activity. As we discussed above, we are forecasting a decrease in operating income in fiscal 2014, as compared to fiscal 2013, as we continue to rollout our DXL stores.

Inventory

At May 3, 2014, total inventory was $114.2 million compared to $105.6 million at February 1, 2014 and $112.4 million at May 4, 2013. While inventory levels on a dollar basis increased $1.8 million over the prior year’s first quarter, on a unit basis, inventories decreased 6.5%. Although our store count has decreased from the first quarter of fiscal 2013, our square footage increased 4.2% and, as a result, our average inventory per square foot was lower than the prior year’s first quarter. The increase in inventory from February 1, 2014 is consistent with the prior year as we increase our inventory levels for the upcoming Father’s Day weekend.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility, as amended, with Bank of America, N.A (“Credit Facility”). Our current cash needs are primarily for working capital (essentially inventory requirements), capital expenditures and growth initiatives. As discussed above, our capital expenditures for fiscal 2014 are expected to be $45.7 million, primarily related to the planned opening of 40 new DXL stores and information technology projects. However, we expect to receive approximately $9.3 million in tenant allowances to offset these capital expenditures for a net spend of $36.4 million. We expect to fund our store growth in fiscal 2014 primarily through cash flow from operations and borrowings from our Credit Facility as well as equipment financing loans. For fiscal 2014, while our total debt is projected to reach approximately $65.0 - $70.0 million during our key seasonal buying periods, we expect that our borrowings at the end of fiscal 2014 will be approximately $50.0-$55.0 million.

During the first quarter of fiscal 2014, we financed approximately $7.3 million of capital expenditures through equipment financing loans pursuant to a Master Loan and Security Agreement described below. Through the end of the first quarter of fiscal 2014, we have financed an aggregate of $24.8 million. We have the ability to finance up to an additional $3.2 million through equipment financing loans during the second quarter of fiscal 2014.

We currently believe that our existing cash generated by operations together with our availability under our credit facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements. For the first three months of fiscal 2014, free cash flow, which we define as cash flow from operating activities, less capital expenditures and discretionary store asset acquisitions, if any, decreased by $11.4 million to $(25.0) million from $(13.6) million for the first three months of fiscal 2013. This decrease in free cash flow was principally due to the timing of working capital accounts, specifically trade payables, as well an increase in capital expenditures of $3.1 million related to information technology projects and new store construction. See “Presentation of Non-GAAP Measure” above regarding non-GAAP free cash flow.

The Credit Facility provides for a maximum committed borrowing of $100 million, which, pursuant to an accordion feature, may be increased to $150 million upon our request and the agreement of the lender(s) participating in the increase. The Credit Facility includes a sublimit of $20 million for commercial and standby letters of credit and a sublimit of up to $15 million for Swingline Loans. The maturity date of the Credit Facility is June 26, 2018. Our Credit Facility is described in more detail in Note 2 to the Notes to the Consolidated Financial Statements included in this report.

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

We had outstanding borrowings of $29.2 million under the Credit Facility at May 3, 2014. Outstanding standby letters of credit were $2.2 million and outstanding documentary letters of credit were $0.7 million. The average monthly borrowing outstanding under the Credit Facility during the first three months of fiscal 2014 was approximately $25.8 million, resulting in an average unused excess availability of approximately $67.2 million. Unused excess availability at May 3, 2014 was $67.9 million. Our obligations under the Credit Facility are secured by a lien on all of our assets. The facility contains no financial covenants.

Master Loan and Security Agreement

Through the end of the first quarter of fiscal 2014, we entered into ten Equipment Security Notes (the “Notes”), whereby we borrowed an aggregate of $24.8 million. The Notes were issued pursuant to a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC, dated July 20, 2007 and most recently amended September 30, 2013. The Notes are secured by a security interest in all of our rights, title and interest in and to certain equipment. The Notes are for 48 months and accrue interest at fixed rates ranging from 3.07% to 3.50%. Principal and interest, in arrears, are payable monthly. We are subject to a prepayment penalty equal to 1% of the prepaid principal of the Notes until the first anniversary, 0.5% of the prepaid principal from the first anniversary until the second anniversary and no prepayment penalty thereafter. At May 3, 2014, the outstanding balance of Notes was $22.6 million.

The proceeds from the Notes were used to fund partially the capital expenditures associated with our DXL store rollout.

Capital Expenditures

The following table sets forth the open stores and related square footage at May 3, 2014 and May 4, 2013, respectively:

	At May 3, 2014		At May 4, 2013
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
Casual Male XL	240	834	335	1,182
DXL	106	969	54	525
Rochester Clothing	10	88	12	108

Total Stores	356	1,891	401	1,815

Below is a summary of store openings and closings from February 1, 2014 to May 3, 2014:

Number of Stores:	DXL	Casual Male XL Retail	Rochester Clothing	Casual Male XL Outlets	Total stores
At February 1, 2014	99	198	10	52	359
New stores(1)	1	—	—	—	1
Replaced stores(2)	6	(10)	—	—	(4)
Closed retail stores(3)	—	—	—	—	—

At May 3, 2014	106	188	10	52	356

(1)	The opening of new DXL stores represents DXL stores opened in new markets.
(2)	Represents the total number of DXL stores opened in existing markets with the corresponding total number of Casual Male XL stores and/or Rochester Clothing stores closed in such markets in connection with those DXL store openings.
(3)	Represents closed stores for which there were no corresponding openings of a DXL store in the same market.

Our capital expenditures for the first quarter of fiscal 2014 were $11.1 million as compared to $8.0 million for the first quarter of fiscal 2013. The $3.1 million increase is primarily related to the timing of expenditures for new DXL store construction during the first quarter of fiscal 2014.

For fiscal 2014, our capital expenditures are expected to be approximately $45.7 million and we expect to receive approximately $9.3 million in tenant allowances to offset these expenditures partially. The budget includes approximately $35.4 million, excluding any allowance, related to the opening of 40 Destination XL stores and approximately $8.7 million for continued information technology projects, including enhanced web in-store inventory visibility, in-store pick-up of web purchases and access to Company-wide inventory for customer fulfillment, with the remainder relating to general overhead projects. In addition, we expect to close approximately 38 existing Casual Male XL stores and 2 Rochester Clothing stores, most of which are in connection with the opening of new DXL stores.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended February 1, 2014 filed with the SEC on March 17, 2014.

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires June 26, 2018, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At May 3, 2014, the interest rate on our prime based borrowings was 3.75%. Approximately $21.0 million of our outstanding borrowings were in LIBOR contracts with an interest rate of 1.62%. Based upon a sensitivity analysis as of May 3, 2014, assuming average outstanding borrowing during the first quarter of fiscal 2013 of $25.8 million, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $129,000 on an annualized basis.

Foreign Currency

Our Sears Canada catalog operations conduct business in Canadian dollars and our Rochester Clothing store located in London, England conducts business in British pounds. If the value of the Canadian dollar or British pound against the U.S. dollar weakens, the revenues and earnings of these operations will be reduced when they are translated or remeasured to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of May 3, 2014, sales from our Sears Canada operations and our London Rochester Clothing store were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse affect on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 3, 2014. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of May 3, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended May 3, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the resolution of these matters will not have a material adverse impact on our future results of operations or financial position.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended February 1, 2014 filed with the SEC on March 17, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Temporary Employment Agreement, effective February 2, 2014, between the Company and John E. Kyees (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2014, and incorporated herein by reference).

10.2	Equipment Security Note Number 17608-70010 to the Master Loan and Security Agreement, as amended, dated March 28, 2014 between the Company and Banc of America Leasing & Capital LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2014, and incorporated herein by reference).

10.3	Equipment Security Note Number 17608-70011 to the Master Loan and Security Agreement, as amended, dated March 28, 2014 between the Company and Banc of America Leasing & Capital LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 1, 2014, and incorporated herein by reference).

10.4	Equipment Security Note Number 17608-70012 to the Master Loan and Security Agreement, as amended, dated March 28, 2014 between the Company and Banc of America Leasing & Capital LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 1, 2014, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Interim Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: May 29, 2014	By:	/S/ PETER H. STRATTON, JR.
Peter H. Stratton, Jr.
Senior Vice President of Finance, Corporate Controller and Chief Accounting Officer