Form 10-Q
period 2014-08-02
DESTINATION XL GROUP, INC.
filed 2014-08-28
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 2, 2014

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

The number of shares of the registrant’s common stock outstanding as of August 1, 2014 was 50,638,196.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

August 2, 2014 and February 1, 2014

	August 2, 2014 (Fiscal 2014)	February 1, 2014 (Fiscal 2013)
	(In thousands, except share data)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,567	$4,544
Accounts receivable	6,428	8,347
Inventories	116,028	105,556
Prepaid expenses and other current assets	8,947	7,994

Total current assets	136,970	126,441

Property and equipment, net of accumulated depreciation and amortization	111,866	102,939

Other assets:
Intangible assets	3,778	4,393
Other assets	3,328	3,608

Total assets	$255,942	$237,381

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$6,457	$4,561
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	33,921	32,945
Accrued expenses and other current liabilities	27,929	28,227
Borrowings under credit facility	25,695	9,029

Total current liabilities	95,467	76,227

Long-term liabilities:

Long-term debt, net of current portion	16,154	12,145
Deferred rent and lease incentives	25,458	22,835
Deferred gain on sale-leaseback, net of current portion	15,387	16,120
Deferred tax liability	38	—
Other long-term liabilities	4,001	5,083

Total long-term liabilities	61,038	56,183

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 61,515,635 and 61,473,083 shares issued at August 2, 2014 and February 1, 2014, respectively	615	615
Additional paid-in capital	298,151	296,501
Treasury stock at cost, 10,877,439 shares at August 2, 2014 and February 1, 2014	(87,977)	(87,977)
Accumulated deficit	(107,176)	(99,608)
Accumulated other comprehensive loss	(4,176)	(4,560)

Total stockholders’ equity	99,437	104,971

Total liabilities and stockholders’ equity	$255,942	$237,381

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	August 2, 2014 (Fiscal 2014)	August 3, 2013 (Fiscal 2013)	August 2, 2014 (Fiscal 2014)	August 3, 2013 (Fiscal 2013)
	(In thousands, except per share data)

Sales	$103,707	$98,046	$200,474	$192,003
Cost of goods sold including occupancy costs	56,285	52,797	109,123	102,416

Gross profit	47,422	45,249	91,351	89,587

Expenses:
Selling, general and administrative	45,242	43,077	86,819	81,264
Depreciation and amortization	5,698	4,513	11,128	8,683

Total expenses	50,940	47,590	97,947	89,947

Operating loss	(3,518)	(2,341)	(6,596)	(360)

Interest expense, net	(451)	(241)	(862)	(419)

Loss before provision for income taxes	(3,969)	(2,582)	(7,458)	(779)

Provision (benefit) for income taxes	63	(995)	110	(203)

Net loss	$(4,032)	$(1,587)	$(7,568)	$(576)

Net loss per share -basic and diluted	($0.08)	($0.03)	($0.16)	($0.01)

Weighted-average number of common shares outstanding:
Basic	48,743	48,479	48,699	48,385
Diluted	48,743	48,479	48,699	48,385

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
	(Fiscal 2014)	(Fiscal 2013)	(Fiscal 2014)	(Fiscal 2013)
Net loss	$(4,032)	$(1,587)	$(7,568)	$(576)
Other comprehensive income (loss) before taxes:
Foreign currency translation	15	(117)	107	(207)
Pension plan	138	163	277	319

Other comprehensive income (loss) before taxes	153	46	384	112
Tax (provision) benefit related to items of other comprehensive income (loss)	—	(51)	—	(91)

Other comprehensive income (loss), net of tax	153	(5)	384	21

Comprehensive loss	$(3,879)	$(1,592)	$(7,184)	$(555)

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended August 2, 2014

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total

Balance at February 1, 2014	61,473	$615	$296,501	(10,877)	$(87,977)	$(99,608)	$(4,560)	$104,971

Stock compensation expense			1,463					1,463
Exercises under option program	16	—	81					81
Cancellation of restricted stock, net of issuances	6	—	—					—
Board of Directors compensation	20	—	106					106

Accumulated other comprehensive income (loss):
Unrecognized loss associated with Pension Plan							277	277
Foreign currency							107	107
Net loss						(7,568)		(7,568)

Balance at August 2, 2014	61,515	$615	$298,151	(10,877)	$(87,977)	$(107,176)	$(4,176)	$99,437

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 2, 2014 (Fiscal 2014)	August 3, 2013 (Fiscal 2013)
	(In thousands)

Cash flows from operating activities:
Net loss	$(7,568)	$(576)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of deferred gain on sale leaseback	(733)	(733)
Depreciation and amortization	11,128	8,683
Deferred taxes, net of valuation allowance	38	(180)
Stock compensation expense	1,463	681
Issuance of common stock to Board of Directors	106	37

Changes in operating assets and liabilities :
Accounts receivable	1,919	(1,645)
Inventories	(10,472)	(3,648)
Prepaid expenses and other current assets	(953)	366
Other assets	307	(46)
Accounts payable	976	1,292
Deferred rent and lease incentives	2,623	3,713
Accrued expenses and other liabilities	(1,506)	(2,214)

Net cash used for operating activities	(2,672)	5,730

Cash flows from investing activities:
Additions to property and equipment, net	(18,930)	(21,087)

Net cash used for investing activities	(18,930)	(21,087)

Cash flows from financing activities:
Proceeds from the exercise of stock options	81	355
Proceeds from the issuance of long-term debt	8,912	—
Principal payments on long-term debt	(3,007)	—
Debt issuance costs	(27)	(350)
Net borrowings under credit facility	16,666	12,336

Net cash provided by financing activities	22,625	12,341

Net increase (decrease) in cash and cash equivalents	1,023	(3,016)
Cash and cash equivalents:
Beginning of period	4,544	8,162

End of period	$5,567	$5,146

The accompanying notes are an integral part of the consolidated financial statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DESTINATION XL GROUP, INC.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

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

Reclassifications

Beginning in the first quarter of fiscal 2014, the Company is reporting revenue from its on-site tailoring and the related tailoring costs associated with such revenue as part of “Sales” and “Cost of Goods Sold Including Occupancy Costs”, respectively, on the Consolidated Statement of Operations. The Company has reclassified the revenue and related cost of goods sold for the second quarter and first six months of fiscal 2013 from “Selling, General and Administrative Expenses”, where the amounts were previously netted, to “Sales” and “Cost of Goods Sold Including Occupancy Costs.”

Intangibles

At August 2, 2014, the “Casual Male” trademark had a carrying value of $1.9 million and is considered a definite-lived asset. The Company is amortizing the remaining carrying value of $1.9 million on an accelerated basis, consistent with projected cash flows through fiscal 2018, its estimated remaining useful life.

The Company’s “Rochester” trademark is considered an indefinite-lived intangible asset and has a carrying value of $1.5 million. During the first six months of fiscal 2014, no event or circumstance occurred which would cause a reduction in the fair value of the Company’s reporting units, requiring interim testing of the Company’s “Rochester” trademark.

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

The fair value of long-term debt is classified within Level 2 of the valuation hierarchy. At August 2, 2014 the fair value approximates the carrying amount based upon terms available to the Company for borrowings with similar arrangements and remaining maturities.

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

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income and reclassifications from AOCI for the three and six months ended August 2, 2014 and August 3, 2013 are as follows:

	August 2, 2014			August 3, 2013
For the three months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of the quarter	$(4,408)	$79	$(4,329)	$(5,734)	$199	$(5,535)

Other comprehensive income (loss) before reclassifications, net of taxes	82	15	97	42	(104)	(62)

Amounts reclassified from accumulated other comprehensive income (loss), net of taxes (1)	56	—	56	57	—	57

Other comprehensive income (loss) for the period	138	15	153	99	(104)	(5)

Balance at end of quarter	$(4,270)	$94	$(4,176)	$(5,635)	$95	$(5,540)

	August 2, 2014			August 3, 2013
For the six months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(4,547)	$(13)	$(4,560)	$(5,828)	$267	$(5,561)

Other comprehensive income (loss) before reclassifications, net of taxes	164	107	271	86	(172)	(86)

Amounts reclassified from accumulated other comprehensive income (loss), net of taxes (2)	113	—	113	107	—	107

Other comprehensive income (loss) for the period	277	107	384	193	(172)	21

Balance at end of quarter	$(4,270)	$94	$(4,176)	$(5,635)	$95	$(5,540)

(1)	Includes the amortization of the unrecognized (gain)/loss on pension plans which was charged to “Selling, General and Administrative” Expense on the Consolidated Statement of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $56,000 and $92,000 for the three months ended August 2, 2014 and August 3, 2013, respectively. The corresponding tax benefit was $35,000 for the three months ended August 3, 2013. There was no tax benefit for the three months ended August 2, 2014.
(2)	For the six months ended August 2, 2014 and August 3, 2013, the amortization of the unrecognized loss, before tax, was $113,000 and $176,000, respectively. The corresponding tax benefit was $69,000 for the six months ended August 3, 2013. There was no tax benefit for the six months ended August 2, 2014.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition,” as well as various other sections of the ASC, such as, but not limited to, ASC 340-20, “Other Assets and Deferred Costs-Capitalized Advertising Costs.” The core principle of ASU 2014-09 is that an entity should recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes a cohesive set of disclosure requirements that would result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet). Early adoption is not permitted. The Company is in the process of evaluating the impact of ASU 2014-09 on its Consolidated Financial Statements, including the choice of retrospective application upon adoption.

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

Borrowings made pursuant to the Credit Facility will bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% or (c) the annual LIBOR rate for the respective interest period) plus a varying percentage, based on the Company’s borrowing base, of 0.50%-0.75% for prime-based borrowings and 1.50%-1.75% for LIBOR-based borrowings. The Company is also subject to an unused line fee of 0.25%. At August 2, 2014, the Company’s prime-based interest rate was 3.75%. At August 2, 2014, the Company had approximately $20.0 million of its outstanding borrowings in a LIBOR-based contract with an interest rate of 1.65%. The LIBOR-based contracts expired August 7, 2014 through August 10, 2014. When a LIBOR-based borrowing expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

At August 2, 2014, the Company had outstanding borrowings under the Credit Facility of $25.7 million. Outstanding standby letters of credit were $2.2 million and documentary letters of credit were $1.1 million. Unused excess availability at August 2, 2014 was $71.0 million. Average monthly borrowings outstanding under the Credit Facility during the first six months of fiscal 2014 were $28.3 million, resulting in an average unused excess availability of approximately $65.2 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.

The fair value of the amount outstanding under the Credit Facility at August 2, 2014 approximated the carrying value.

Long-Term Debt

Components of long-term debt are as follows:

(in thousands)	August 2, 2014	February 1, 2014
Total long-term debt	$22,611	$16,706
Less: current portion of long-term debt	6,457	4,561

Long-term debt, net of current portion	$16,154	$12,145

Pursuant to a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC, dated July 20, 2007 and amended September 30, 2013 (the “Master Agreement”), the Company has entered into twelve equipment security notes (in aggregate, the “Notes”). The Company has borrowed an aggregate of $26.4 million between September 2013 and June 2014, of which $8.9 million was borrowed during the first six months of fiscal 2014. The Notes are for a term of 48 months and accrue interest at fixed rates ranging from 3.07% and 3.50%. Principal and interest are paid monthly, in arrears.

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

Assuming the Company achieves the performance target and 100% of the Projected Benefit Amount vests, excluding estimated forfeitures, the total potential value of all awards over this four-year period, as of August 2, 2014, would be approximately $19.5 million. Approximately half of the compensation expense relates to the time-vested awards, which is being expensed over forty-four months, based on the respective vesting dates. As the performance targets were not deemed probable at August 2, 2014, no expense for the performance-based awards has been recognized through the first six months of fiscal 2014. However, as a result of two terminations during the first six months of fiscal 2014, the Company did recognize additional stock compensation expense of approximately $77,000 related to the partial pro-rata vesting of the performance awards that each former employee was entitled to pursuant to the terms of the 2013-2016 LTIP. In total, 10,200 shares of performance-related restricted stock vested and performance-related options to purchase 12,418 shares of common stock vested.

2006 Plan—Stock Option and Restricted Share Award Activity

Pursuant to the Company’s 2006 Incentive Compensation Plan, as amended (the “2006 Plan”), the Company has 7,250,000 shares authorized for issuance, of which 4,250,000 shares may be subject to the granting of awards other than stock options and stock appreciation rights.

The following tables summarize the stock option activity and restricted share activity under the 2006 Plan for the first six months of fiscal 2014:

Stock Options	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at beginning of year	2,721,569	$4.95
Options granted	106,882	5.29
Options canceled	(87,306)	5.04
Options exercised (1)	(16,224)	5.04

Outstanding options at end of quarter	2,724,921	$4.96	8.4 years	$671,295
Options exercisable at end of quarter	340,069	$4.50	5.2 years	$329,714

(1)	The intrinsic value of options exercised was immaterial.

Restricted Shares	Number of Shares	Weighted-average Grant-Date Fair Value (1)
Restricted shares outstanding at beginning of year	2,017,940	$5.01
Restricted shares granted	74,018	5.33
Deferred shares granted (2)	5,448	5.24
Restricted shares vested	(143,203)	4.31
Restricted shares canceled	(67,974)	5.00

Restricted and Deferred shares outstanding at end of quarter	1,886,229	$5.08

(1)	The fair value of a restricted share is equal to the Company’s closing stock price on the date of grant.
(2)	During the first six months of fiscal 2014, the Company granted 5,448 shares of deferred stock, with a fair value of approximately $28,560 to a director as compensation in lieu of cash and in accordance with his irrevocable election. The shares of deferred stock will vest three years from the date of grant. The Company is recognizing compensation expense over the respective vesting periods.

1992 Stock Incentive Plan (the “1992 Plan”)—Stock Option Activity

The following table summarizes stock option activity under the 1992 Plan for the first six months of fiscal 2014:

Stock Options	Number of Shares	Weighted-average Exercise price per Option	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at beginning of year	911,775	$6.82
Options granted	—	—
Options canceled	(440,775)	7.28
Options exercised	(7,500)	5.67

Outstanding at end of quarter	463,500	$6.40	0.4 years	—
Options exercisable at end of quarter	463,500	$6.40	0.4 years	—

(1)	The intrinsic value of the options outstanding at August 2, 2014 was immaterial.

Share Availability Under the 2006 Plan

At August 2, 2014, the Company had 1,175,472 shares available for future grant under the 2006 Plan, of which 1,035,230 remain available under the sublimit for awards other than options and stock appreciation rights. No further grants can be made under the 1992 Plan.

Non-Employee Director Stock Purchase Plan

The Company granted 20,155 shares of common stock, with a fair value of approximately $105,942, to certain of its non-employee directors as compensation in lieu of cash in the first six months of fiscal 2014.

Valuation Assumptions for Stock Options and Restricted Stock

For the first six months of fiscal 2014, the Company granted 74,018 shares of restricted stock, 5,448 shares of deferred stock and stock options to purchase 106,882 shares of common stock. For the first six months of fiscal 2013, the Company granted stock options to purchase 2,739,187 shares of common stock and 2,229,364 shares of restricted stock. The majority of the stock option and restricted stock grants for both periods is attributable to the Company’s 2013-2016 LTIP and include a combination of time-based and performance-based awards.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants for the first six months of fiscal 2014 and fiscal 2013:

	August 2, 2014	August 3, 2013
Expected volatility	46.0%	52.0%
Risk-free interest rate	0.79%	0.34-0.79%
Expected life	3.1 yrs	3.0-4.1 yrs
Dividend rate	—	—

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

For the first six months of fiscal 2014 and fiscal 2013, the Company recognized total stock-based compensation expense of $1.5 million and $0.7 million, respectively. The total compensation cost related to time-vested stock options and time-based restricted stock awards not yet recognized as of August 2, 2014 is approximately $4.0 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 21 months. At August 2, 2014, the Company had $7.2 million of unrecognized compensation expense, net of estimated forfeitures, related to its performance-based stock options and restricted stock. As discussed above, the Company will begin recognizing compensation if, and when, achievement of the performance targets becomes probable.

4.	Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the six months ended
(in thousands)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Common Stock Outstanding:
Basic weighted average common shares outstanding	48,743	48,479	48,699	48,385
Common stock equivalents – stock options and restricted stock. Common stock equivalents of 520 and 231 shares for the three months ended August 2, 2014 and August 3, 2013, respectively, and 538 and 273 shares for the six months ended August 2, 2014 and August 3, 2013, respectively, were excluded due to the net loss	—	—	—	—

Diluted weighted average common shares outstanding	48,743	48,479	48,699	48,385

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period because the exercise price of such options was greater than the average market price per share of common stock for the respective periods.

	For the three months ended		For the six months ended
(in thousands, except exercise prices)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Stock Options (time-vested)	1,648	2,077	1,648	2,323
Restricted Stock (time-vested)	—	1,115	—	1,115
Range of exercise prices of such options	$4.96 - $7.52	$4.96 - $10.26	$4.96 - $7.52	$4.96 - $10.26

The above options, which were outstanding at August 2, 2014, expire from August 4, 2014 to January 29, 2024.

Excluded from the Company’s computation of basic and diluted earnings per share for the second quarter and first six months of fiscal 2014, were 936,224 shares of unvested performance-based restricted stock and 1,158,570 performance-based stock options. These performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved. In addition, another 936,224 shares of unvested time-based restricted stock were excluded from the computation of basic earnings per share until such shares vest. See Note 3, Stock-Based Compensation, for a discussion of the Company’s 2013-2016 LTIP and the respective performance targets.

Although the shares of performance-based and time-based restricted stock issued in connection with the 2013-2016 LTIP are not considered outstanding or common stock equivalents for earnings per share purposes until certain vesting and performance thresholds are achieved, all 1,872,448 shares of restricted stock are considered issued and outstanding. Each share of restricted stock has all of the rights of a holder of the Company’s common stock, including, but not limited to, the right to vote and the right to receive dividends, which rights are forfeited if the restricted stock is forfeited.

5.	Income Taxes

At August 2, 2014, the Company had total deferred tax assets of approximately $73.9 million, total deferred tax liabilities of $16.0 million and a corresponding valuation allowance of $57.9 million.

In the fourth quarter of fiscal 2013, the Company entered into a three-year cumulative loss position and based on forecasts at that time, the Company expected the cumulative three-year loss to increase as of the end of fiscal 2014. Management determined that this represented significant negative evidence at February 1, 2014. While the Company has projected it will return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, based on a consideration of all positive and negative evidence as of February 1, 2014, the Company established a full allowance against its net deferred tax assets. Based on the Company’s forecast for fiscal 2014, the Company believes that a full allowance remains appropriate at this time.

As of August 2, 2014, the Company had net operating loss carryforwards of $111.9 million for federal income tax purposes and $64.1 million for state income tax purposes that are available to offset future taxable income through fiscal year 2034. Additionally, the Company has alternative minimum tax credit carryforwards of $2.3 million, which are available to further reduce income taxes over an indefinite period. Additionally, the Company has $0.1 million and $2.5 million of net operating loss for tax purposes related to the Company’s operations in the Netherlands and Canada, respectively, though both are expected to expire largely unutilized. Included in the net operating loss carryforwards for both federal and state income tax is approximately $13.4 million relating to stock compensation deductions, the tax benefit from which, if realized, will be credited to additional paid-in capital.

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

The Company’s tax provision for the second quarter and first six months of fiscal 2014, which was computed on a discrete basis, reflects the increase in state gross margin tax and foreign income tax as well as an increase in the valuation allowance against the deferred tax assets. The Company’s effective tax rate for the first six months of fiscal 2013 was 26.1%, which was lower than the statutory U.S. federal tax rate and blended state tax rate due to impact of discrete and permanent items that reduced the income tax benefit recognized on the Company’s pre-tax loss.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to Topic 740, Income Taxes, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. The liability for unrecognized tax benefits at August 2, 2014 was $3.2 million. This amount is directly associated with a prior year tax position related to exiting the European direct business. The amount of unrecognized tax benefit has been presented as a reduction in the reported amounts of its federal and state NOL carryforwards. It is the Company’s policy to record interest and penalties on unrecognized tax benefits as income taxes; however, no penalties or interest have been accrued on this liability because the carryforwards have not yet been utilized.

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

BUSINESS SUMMARY

Destination XL Group, Inc. (formerly known as Casual Male Retail Group, Inc., and together with our subsidiaries the “Company”) is the largest specialty retailer of big & tall men’s apparel with retail and direct operations in the United States, London, England and direct businesses throughout the United States and Canada. We operate under the trade names of Destination XL®, DXL®, Casual Male XL®, Casual Male XL Outlets, Rochester Clothing, B&T Factory Direct™, ShoesXL® and LivingXL®. At August 2, 2014, we operated 113 Destination XL stores, 181 Casual Male XL retail stores, 51 Casual Male XL outlet stores and 9 Rochester Clothing stores. Our direct business includes our DestinationXL.com e-commerce site and several mailers which support our brands and product extensions.

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

COMPARABLE SALES

Beginning in the first quarter of fiscal 2014, total comparable sales for all periods include our retail stores that have been open for at least 13 months and our U.S. direct business. Our U.S. direct business is included as part of our calculation of total comparable sales because we are a multi-channel retailer offering our customers convenient alternatives for their shopping needs. Retail comparable sales reflect same-store sales and exclude our U.S. direct business. The method of calculating comparable sales varies across the retail industry and, as a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies.

Through the end of fiscal 2013, the majority of our DXL stores were considered relocations and comparable to all the closed Casual Male XL and/or Rochester Clothing stores in each respective market area for the first twelve months. Due to the small number of DXL stores opened for more than a year, we believed that this was a useful comparison as to how a DXL store was performing in the market when compared to the sales of the predecessor stores. However, with 61 DXL stores open at least 13 months, we believe that a traditional DXL comparable will have more meaning going forward. Therefore, beginning with fiscal year 2014, only DXL stores that have been open at least 13 months will be included in comparable store sales.

SEARS CANADA BUSINESS

In the second quarter of fiscal 2014, we notified Sears Canada of our intent to exit the business and began the process of an orderly wind-down. Because we are winding down the business, beginning in the second quarter of fiscal 2014, sales from our Sears Canada business will no longer be included in our comparable sales results. We anticipate concluding the wind-down in the fourth quarter of fiscal 2014. Sears Canada represented less than 5% of our total direct business in fiscal 2013.

RECLASSIFICATIONS

Beginning in the first quarter of fiscal 2014, we began reporting alterations revenue in top line sales with the associated tailor wages in cost of goods sold. As alterations and tailors become a more significant part of our business model, we believe the revenue and cost should be shown within gross margin rather than encompassed in selling, general and administrative expenses (“SG&A”). We have reclassified the results for the second quarter and first six months of fiscal 2013 to reflect this presentation on a comparative basis.

RESULTS OF OPERATIONS

The following table shows GAAP net loss per diluted share for fiscal 2014 and Non-GAAP adjusted net loss per diluted share for fiscal 2014, with a comparison to GAAP net income for fiscal 2014. See “Presentation of Non-GAAP Measures” below for a reconciliation of GAAP net loss to non-GAAP adjusted net loss.

	For the Second Quarter		For the First Six Months
	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
Diluted earnings per share:

Net loss (GAAP basis)	$(0.08)	$(0.03)	$(0.16)	$(0.01)
Net loss (Non-GAAP basis)(1)	$(0.05)	n/a	$(0.09)	n/a

(1)	Net loss per diluted share, on a non-GAAP basis, assumes a normalized tax rate of 40%.

Executive Summary

For the second quarter of fiscal 2014, we reported a net loss of $4.0 million, or $(0.08) per diluted share, as compared to a net loss for the second quarter of fiscal 2013 of $1.6 million, or $(0.03) per diluted share. For the second quarter of fiscal 2014 we incurred transition costs of $1.7 million, or $0.03 per diluted share (no tax benefit), which includes $0.6 million of pre-opening occupancy costs, $0.8 million of selling, general and administrative (SG&A) expenses and $0.3 million related to trademark amortization. This compares to transition costs incurred in the second quarter of fiscal 2013 of $3.1 million, or $0.04 per diluted share. Our results for the second quarter include a loss from operations from our Sears Canada business, as discussed above, of $1.0 million, or $(0.02) per diluted share, as compared to net income of $0.1 million for the second quarter of fiscal 2013. On a non-GAAP basis, our adjusted net loss for the second quarter of fiscal 2014, assuming a normal tax benefit, was $2.4 million, or $(0.05) per diluted share, as compared to $(0.03) per diluted share for the second quarter of fiscal 2013.

Our comparable sales growth continues to be driven by our DXL stores, which have had double-digit comparable sales increases for five consecutive quarters. Comparable sales for our DXL stores were up 11.3% for the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013. We are seeing a positive shift in our DXL store metrics. In fiscal 2013, our comparable sales growth was primarily driven by an increase in dollars per transaction. For the second quarter of fiscal 2014, however, while our dollars per transaction decreased slightly by 1.1%, the number of transactions increased by 13.1% and our conversion rate from store traffic increased 6.2%, primarily as a result of our marketing and in-store promotional initiatives. We estimate that sales per square foot for our DXL stores will be $160-$165 per square foot at the end of fiscal 2014 as compared to $147 per square foot at the end of fiscal 2013.

Our Rochester Clothing and Casual Male XL retail and outlet stores reported a combined comparable sales increase of 7.1% for the second quarter of fiscal 2014. As we discussed in the first quarter of fiscal 2014, we returned to standard operating hours for many of our Casual Male XL retail stores and this has had a significant impact on sales.

Sales from our U.S. direct business, with a comparable sales increase of 0.5% for the second quarter of fiscal 2014, were disappointing but not unexpected. This is partially due to the fact that our direct business was still up against our prior year catalog business for the beginning of the second quarter. However, during the quarter we improved website functionality, increased our digital display marketing and promotional cadence and, as a result, with no residual prior year catalog sales, we saw a double-digit comparable sales increase in our direct business in the month of July. We expect to see a similar level of growth through the remainder of fiscal 2014, as our internet business continues to grow with no residual prior year catalog sales.

Our merchandise margin for the second quarter of fiscal 2014 decreased by approximately 120 basis points from the second quarter of fiscal 2013. The primary reason for the decrease was the increased promotional activity as we focus on driving conversion of our Casual Male XL customers to our DXL stores and top line sales. Markdowns were higher due to increased in-store promotions and customer acquisition initiatives. While these efforts adversely affected our merchandise margin rate for the second quarter of fiscal 2014, we believe it is helping to transition our existing customer base to our DXL store locations and to drive overall store traffic.

As we outlined during the first quarter, we are still in the process of implementing several other initiatives in fiscal 2014. In summary:

•	Protecting and growing our existing customer base. As a result of our marketing initiatives and in-store marketing at our Casual Male XL stores, our customer base is growing. Our promotional marketing activities during the first six months of fiscal 2014 have helped to improve store traffic and increase our transactions. In addition to attracting new customers to our DXL concept, we are also continuing to work on specific marketing initiatives geared towards converting and retaining our existing customer base.

•	Opening 5,000 – 6,000 square foot DXL stores. We are planning to open 5 of these smaller concept stores during the second half of fiscal 2014. The smaller square footage will allow us to enter markets that otherwise could not support our larger DXL format. Although the square footage will be less, we will still be able to display a full assortment of our merchandise. The success of this concept in smaller markets will provide us with increased opportunities for continued store growth beyond our projected 220 - 250 DXL stores.

•	Slowing down the pace of our existing Casual Male XL store closings. In addition, we have returned to standard operating hours for most of our Casual Male XL stores. This change in store hours has had a significant impact on comparable sales. For the second quarter of fiscal 2014, the Casual Male XL retail stores had a comparable sales increase of 11.3% as compared to the second quarter of fiscal 2013. Our existing Casual Male XL stores are also providing us with a marketing tool to help transition our existing customer base to our DXL concept, through Casual Male XL in-store advertising and promotional coupons for our DXL stores.

•	Opening the majority of our DXL stores prior to the fourth quarter of fiscal 2014. During the first six months of fiscal 2014, we opened 14 new DXL stores and are scheduled to open an additional 26 stores through the remainder of fiscal 2014, with the majority opening by the end of the third quarter. Our intention is to get these new stores open prior to the holiday shopping season to maximize the profitability of each store.

Marketing Campaign

During the first six months of fiscal 2014, we implemented several initiatives to educate our Casual Male XL customer about our new DXL stores, including several promotions to entice our existing customers to shop the new store format. During the second quarter, we distributed, on a limited basis to customers who had not shopped within 2 years, our “Experience Book” to help introduce our customers to the DXL concept. In addition, we have also had great response to our “Free Polo Shirt” offer. These types of programs have had a very positive impact on increased traffic to our DXL stores and customer reactivations.

As we head into our fall selling season, we will launch our fall advertising campaign, which will include television and radio commercials. In an effort to align our media presence with our key selling weeks, we will be moving our fall advertising closer to the holidays. We will launch an initial flight of advertising in mid-October, which is about three weeks later than in the fall of 2013, and will run the second flight of television and radio commercials at Thanksgiving running through mid-December. With this shift in advertising, our sales in the third quarter of fiscal 2014 will be up against the earlier advertising campaign in fiscal 2013. We expect this shift will have a negative impact on our third quarter sales, but we believe the later timing will help drive traffic and sales during the key holiday shopping season.

Fiscal 2014 Outlook

Our earnings guidance of a net loss of $(0.21)-$(0.27) per diluted share, or $(0.12)-$(0.16) per diluted share on a non-GAAP basis, remains unchanged from the guidance previously disclosed. We have adjusted our expected year-end borrowing levels to reflect our intention to take early receipt of Spring merchandise at the end of the fiscal year. Accordingly, our guidance for fiscal 2014 is as follows:

•	Sales range of $413.0 million to $418.0 million

•	Gross margin rate is expected to be 45.5% to 46.1% as compared to 46.0% in fiscal 2013. The change is based on merchandise margins decreasing by approximately 60 to 100 basis points and occupancy as a percentage of sales improving by 50 to 70 basis points.

•	SG&A costs are expected to be $176.0 million to $177.6 million, or an increase of approximately $5.3 million to $6.9 million, which is primarily related to store payroll hours to support the increase in forecasted sales, discussed above. As a percentage of sales, SG&A expenses are expected to increase by 140 to 150 basis points.

We expect to spend approximately $45.7 million in capital expenditures in fiscal 2014, which will be partially offset by approximately $9.3 million in tenant allowances, primarily related to opening our DXL stores. We expect to fund the remainder of our capital expenditures through a combination of operating cash flow, equipment financings, and borrowings under our credit facility. At the end of fiscal 2014, we expect to have total debt of approximately $55.0-$60.0 million, consisting of $20.0 million from equipment financing notes with the balance from our credit facility. This is a slight increase from our previous estimate of $50.0-$55.0 million. At the end of the year, we plan to take early receipt of a portion of our spring inventory to ensure that we are in a strong inventory position before the season. As a result, from a liquidity perspective, we expect cash flow from operating activities of $11.6 million (including the $9.3 million of tenant allowances), resulting in free cash flow (as defined below under “Presentation of Non-GAAP Measures”) of approximately $(34.1) million. This is a change from our previous estimate of cash flow from operating activities of $22.5 million and free cash flow of $(23.2) million and primarily relates to the shift in inventory receipts.

Presentation of Non-GAAP Measures

The above discussion includes a net loss for the second quarter and first six months of fiscal 2014, on a non-GAAP basis, of $(0.05) per diluted share and $(0.09) per diluted share, respectively. In addition, our guidance for fiscal 2014 includes a net loss, on a non-GAAP basis, of $(0.12) to $(0.16) per diluted share. For fiscal 2014, we expect to continue to provide a full valuation allowance against our deferred tax assets; therefore, we will not recognize any income tax benefit in fiscal 2014.

The net loss of $(0.12) to $(0.16) per diluted share for fiscal 2014 was calculated by taking the 2014 forecasted net loss of $(0.21)-$(0.27) and multiplying each by 40% to calculate an estimated income tax benefit of $0.09-$0.11 per diluted share, resulting in an adjusted non-GAAP net loss of $(0.12)-$(0.16) per diluted share.

For comparison purposes, the following is a reconciliation of net loss, on a GAAP basis, to a net loss, on a non-GAAP basis, assuming a normal tax benefit of 40% for the second quarter and first six months of fiscal 2014:

	For the three months ended				For the six months ended
	August 2, 2014		August 3, 2013		August 2, 2014		August 3, 2013
(in thousands, except per share data)	$	Per diluted share	$	Per diluted share	$	Per diluted share	$	Per diluted share
Net income (loss), GAAP basis	$(4,032)	$(0.08)	$(1,587)	$(0.03)	$(7,568)	$(0.16)	$(576)	$(0.01)
Add back: Actual income tax provision	63				110
Income tax benefit, assuming normal tax rate of 40%	1,588				2,983

Adjusted net income (loss), non-GAAP basis	$(2,381)	$(0.05)	$(1,587)	$(0.03)	$(4,475)	$(0.09)	$(576)	$(0.01)
Weighted average number of common shares outstanding on a diluted basis		48,743		48,479		48,699		48,385

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

(in millions)	For the six months ended August 2, 2014	For the six months ended August 3, 2013	Projected Cash Flow Fiscal 2014
Cash flow provided by operating activities:
Cash flow provided by operating activities other than tenant allowances	$(3.9)	$4.1	$2.3
Tenant allowances	1.2	1.6	9.3

Cash flow provided by operating activities	(2.7)	5.7	11.6
Less: capital expenditures	(18.9)	(21.1)	(45.7)

Free cash flow	$(21.6)	$(15.4)	$(34.1)

The decrease in free cash flow of $6.2 million for the first six months of fiscal 2014 as compared to the first six months of the prior year is due to the operating loss and timing of certain working capital accounts, specifically inventory, offset slightly by a decrease in capital expenditures related to our DXL store openings.

Financial Summary

Sales

	Second Quarter	First Six Months
	(in millions)

Sales for the second quarter and first six months of fiscal 2013	$98.0	$192.0

Less: 2013 sales for stores that have closed	(3.9)	(7.8)

	$94.1	$184.2

Increase in DXL comparable sales	2.4	4.6
Increase in other retail comparable sales	3.1	3.7
Increase in U.S. direct business	0.1	0.2
Non-comparable sales, primarily DXL stores open less than 13 months	5.0	9.0
Other, net (1)	(1.0)	(1.2)

Sales for the second quarter and first six months of fiscal 2014	$103.7	$200.5

(1)	Includes decrease in sales from our Sears Canada business.

For the second quarter of fiscal 2014, total sales were $103.7 million as compared to $98.0 million for the second quarter of fiscal 2013. The increase of $5.7 million in total sales was primarily due to an increase in comparable sales of $5.6 million and an increase in non-comparable store sales of $5.0 million, partially offset by $3.9 million in closed stores and a decrease of $1.0 million which primarily relates to Sears Canada. The comparable sales increase of 7.0% consisted of an increase in our retail business of 8.5%, or $5.5 million, and an increase in our direct business of 0.5%, or $0.1 million.

For the second quarter of fiscal 2014, comparable sales from our 61 DXL stores continue to perform in the double-digits, with an increase of 11.3%, or $2.4 million, as compared to the second quarter of fiscal 2013. The Casual Male XL retail and outlet stores and Rochester Clothing stores had a combined comparable sales increase of 7.1%, or $3.1 million, for the second quarter of fiscal 2014. This increase was principally driven by our Casual Male XL retail stores. During the first quarter of fiscal 2014, we returned to standard operating hours for many of our Casual Male XL stores which is having a positive impact on sales. Our 181 Casual Male XL retail stores had a comparable sales increase of 11.3%, or $3.2 million for the second quarter of fiscal 2014, as compared to the second quarter of fiscal 2013. Our 9 Rochester Clothing stores were down 2.0% or $(0.1) million, and our Casual Male XL outlets were flat over the prior year second quarter.

With respect to our U.S. direct business, sales for the second quarter of fiscal 2014 improved slightly with an increase of 0.5% over the prior year. We discontinued our catalog business in the second quarter of fiscal 2013, so our comparable sales are still affected by those prior year sales. However, for July 2014, with no prior year catalog sales and increased marketing and promotional efforts, we saw a double digit increase in sales. In the long-term, we expect our direct business to more than replace the shortfall in sales from legacy brand catalogs.

For the first six months of fiscal 2014, total sales were $200.5 million as compared to $192.0 million for the first six months of fiscal 2013. This increase of 8.5 million is primarily the result of an increase in comparable sales of $8.5 million and an increase in non-comparable store sales of $9.0 million, partially offset by $7.8 million in sales from closed stores and a decrease of $1.2 million, primarily related to Sears Canada. The comparable sales increase of 5.2% consisted of an increase in our retail business of 6.6%, or $8.3 million, and an increase in our direct business of 0.7%, or $0.2 million.

As discussed above, through the end of fiscal 2013, revenue from our on-site tailoring business was netted against the associated tailoring costs and included in SG&A expense. However, because tailoring is increasing as part of our growing DXL business, in the first quarter of fiscal 2014, we started reporting tailoring revenue as a component of sales, with the associated costs recorded as cost of goods sold. Accordingly, the results for the second quarter and first six months of fiscal 2013 were reclassified to reflect this presentation. For the second quarter and first six months of fiscal 2013, sales increased $0.4 million and $0.8 million, respectively, cost of goods sold increased $0.6 million and $1.2 million, respectively, and selling, general and administrative expenses decreased $0.2 million and $0.4 million, respectively.

The following is a summary of the breakdown of our comparable sales for the second quarter and first six months of fiscal 2014:

Comparable sales:	Number of stores	Second Quarter of Fiscal 2014	First Six Months of Fiscal 2014
Retail Business	302	8.5%	6.6%
DXL comp stores	61	11.3%	12.0%
Casual Male XL and Rochester Clothing stores	241	7.1%	4.3%
Direct Business – U.S. direct business		0.5%	0.7%
Total comparable sales		7.0%	5.2%

Gross Profit Margin

For the second quarter of fiscal 2014, our gross margin rate, inclusive of occupancy costs, was 45.7% as compared to a gross margin rate of 46.1% for the second quarter of fiscal 2013. The decrease of 40 basis points for the second quarter of fiscal 2014 was the result of a decrease in merchandise margin of 120 basis points partially offset by a decrease in occupancy costs of 80 basis points. The decrease in merchandise margin for the second quarter of fiscal 2014 was due to an increase in our promotional activity. During the first quarter of fiscal 2014, we implemented a new promotional coupon program to incentivize our Casual Male XL customers to visit one of our DXL stores. We continued with similar promotional programs during the second quarter, which as discussed above is helping to improve our store traffic and number of transactions and will benefit our sales in the long-term as well. The improvement in occupancy costs of 80 basis points is due to a decrease in lease termination costs as a result of keeping more Casual Male XL stores open until the contractual lease termination. On a dollar basis, occupancy costs for the second quarter of fiscal 2014 increased less than 1.0% over the prior year second quarter.

For the first six months of fiscal 2014, our gross margin rate, inclusive of occupancy costs, was 45.6% as compared to 46.7% for the first six months of fiscal 2013. The decrease of 110 basis points was due to a decrease in merchandise margin of 140 basis points offset partially by a decrease in occupancy costs of 30 basis points. The decrease in merchandise margin was due to the marketing initiatives in addition to clearance markdowns incurred in the first quarter.

For fiscal 2014, we are expecting that our occupancy costs will increase approximately $1.5 to $1.7 million as a result of adding approximately 40 DXL stores in fiscal 2014. However, we expect occupancy costs as a percentage of sales will improve 50 to 70 basis points over fiscal 2013. We are expecting that our merchandise margins, which have improved over 170 basis points over the past four years, will decrease by 60 to 100 basis points as a result of our increase in promotional activity which is geared towards converting our customers to our DXL stores and improving overall store traffic. Accordingly, for fiscal 2014, we are expecting that gross margin will range from a decrease of 50 basis points to an increase of 10 basis points as compared to fiscal 2013.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A expenses for the second quarter of fiscal 2014 decreased to 43.6% as compared to 43.9% for the second quarter of fiscal 2013. On a dollar basis, SG&A expenses increased $2.2 million, or 5.0%, for the second quarter of fiscal 2014 as compared to the prior year’s second quarter. The increase of $2.2 million includes increased marketing costs of approximately $1.1 million and an increase in payroll-related costs of $1.1 million. The increase in payroll-related costs primarily relates to the return to standard hours in our Casual Male XL stores and an increase in incentive accruals as compared to the prior year. Preopening payroll, training and other incremental costs to support our DXL store openings were $0.8 million for the second quarter of fiscal 2014, as compared to $1.3 million in the prior year second quarter.

For the first six months of fiscal 2014, SG&A expenses, as a percentage of sales, increased to 43.3% as compared to 42.3% for the first six months of fiscal 2013. On a dollar basis, SG&A expenses increased $5.6 million, or 6.8%, for the first six months of fiscal 2014 as compared to the prior year’s first six months. Similar to the second quarter, the increase was primarily driven by increased store payroll to support the return to standard hours in our Casual Male XL stores, higher than expected payroll during the first quarter in our DXL stores (which did not recur in the second quarter), increased marketing costs, and increased incentive accruals as compared to the first six months of fiscal 2013.

For fiscal 2014, we are expecting that our SG&A expenses will increase to $176.0 to $177.6 million as we continue to grow the DXL format. The $5.3-$6.9 million increase from fiscal 2013 is primarily related to incremental operating costs associated with our growing DXL concept, as well as expected costs to close approximately 1 Rochester Clothing and 39 Casual Male XL stores. Overall, we expect to limit our SG&A growth rates, except where necessary to support our growth activities or where there are unanticipated costs that are necessary to support our overall activities.

Depreciation and Amortization

Depreciation and amortization for the first six months of fiscal 2014 increased $2.4 million to $11.1 million as compared to $8.7 million for the first six of fiscal 2013. The increase of $2.4 million is due to the store growth associated with our DXL store concept.

Interest Expense, Net

Net interest expense was $0.5 million for the second quarter of fiscal 2014 as compared to $0.2 million for the second quarter of fiscal 2013. For the first six months of fiscal 2014, interest costs increased $0.4 million to $0.8 million as compared to $0.4 million for the first six months of fiscal 2013. Interest expense for the past few years has remained relatively low due to minimal borrowings on our credit facility. However, with our continued planned store growth in fiscal 2014, we expect interest costs to increase as we fund a portion of our store growth with equipment financing loans and borrowings under our credit facility. Through the end of the second quarter of fiscal 2014, we funded approximately $26.4 million of our capital expenditures through equipment financing. See “Liquidity and Capital Resources” for more discussion regarding our current credit facility, equipment financings and future liquidity needs.

Income Taxes

At August 2, 2014, we had total deferred tax assets of $73.9 million, total deferred tax liabilities of $16.0 million and a corresponding valuation allowance of $57.9 million. The deferred tax assets include approximately $39.5 million of net operating loss carryforwards and approximately $6.6 million of deferred gain on our sale-leaseback and, to a lesser extent, other book/tax timing differences.

At the end of fiscal 2013, we entered into a three-year cumulative loss and we expected our three-year cumulative loss to increase at the end of fiscal 2014. When considering all positive and negative evidence as of February 1, 2014, we established a full valuation allowance against our net deferred tax assets. Based on our earnings guidance for fiscal 2014, we believe that a full valuation allowance remains appropriate at this time.

Our tax provision for the first six months of fiscal 2014, which was computed on a discrete basis, reflects the increase in the valuation allowance against our deferred tax assets as well as state gross margin tax and foreign income tax. Our effective tax rate for the first six months of fiscal 2013 was 26.1%, which was lower than the statutory U.S. federal tax rate and blended state tax rate due to impact of discrete and permanent items that reduced the income tax benefit recognized on the Company’s pre-tax loss.

Net Income

For the second quarter of fiscal 2014, we had a net loss of $4.0 million, or $(0.08) per diluted share, compared with a net loss of $1.6 million, or $(0.03) per diluted share, for the second quarter of fiscal 2013. On a non-GAAP basis, assuming a normalized tax rate for fiscal 2014, the net loss for the second quarter of fiscal 2014 was $(0.05) per diluted share.

For the first six months of fiscal 2014, we had a net loss of $7.6 million, or $(0.16) per diluted share, compared with a net loss of $0.6 million, or $(0.01) per diluted share, for the first six months of fiscal 2013. On a non-GAAP basis, assuming a normalized tax rate for fiscal 2014, the net loss for the first six months of fiscal 2014 was $4.5 million, or $(0.09) per diluted share. See “Presentation of Non-GAAP Measures” above for a reconciliation of these non-GAAP measures.

Included in the net loss for the second quarter and first six months of fiscal 2014 is a loss from operations from our Sears Canada business of $1.0 million, or $(0.02) per diluted share, and $1.1 million, or $(0.02) per diluted share, respectively. The loss includes a charge, recorded in the second quarter of fiscal 2014, of approximately $0.8 million related primarily to inventory reserves and sales allowances as a result of our decision to exit the business. As we discussed above, we intend to complete the exit of this business in the fourth quarter of fiscal 2014.

Excluding the charge related to Sears Canada, our decrease in earnings for the second quarter of fiscal 2014 was in line with our projections and reflects the increased costs we are incurring as we continue to rollout our DXL concept. Our results for the first six months of fiscal 2014 are slightly lower than our expectations due to the weak retail environment in February and March, largely due to the tough winter weather. However, sales recovered in April and have been in line with expectations for the remainder of the first six months. As previously disclosed, we are forecasting an increase in operating loss for fiscal 2014, as compared to fiscal 2013, as we continue to rollout our DXL stores.

Inventory

At August 2, 2014, total inventory was $116.0 million compared to $105.6 million at February 1, 2014 and $107.9 million at August 3, 2013. While inventory levels on a dollar basis increased $8.1 million as compared to August 3, 2013, on a unit basis, inventories decreased by approximately 1.0%. The increase of $8.1 million is primarily due to a greater mix of higher cost branded apparel as well as the timing of receipts over the prior year’s second quarter.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility, as amended, with Bank of America, N.A (“Credit Facility”). Our current cash needs are primarily for working capital (essentially inventory requirements), capital expenditures and growth initiatives. As discussed above, our capital expenditures for fiscal 2014 are expected to be $45.7 million, primarily related to the planned opening of 40 new DXL stores and information technology projects. However, we expect to receive approximately $9.3 million in tenant allowances to offset these capital expenditures for a net spend of $36.4 million. We expect to fund our store growth in fiscal 2014 primarily through cash flow from operations and borrowings from our Credit Facility as well as equipment financing loans. For fiscal 2014, while our total debt is projected to reach approximately $75.0-$80.0 million during our key seasonal buying periods, we expect that our total debt outstanding at the end of fiscal 2014 will be approximately $55.0-$60.0 million. This estimate is a slight increase from our previous guidance of $50.0-55.0 million, as a result of our decision to take early receipt of a portion of our spring inventory at year end.

We currently believe that our existing cash generated by operations together with our availability under our credit facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements. For the first six months of fiscal 2014, free cash flow, which we define as cash flow from operating activities, less capital expenditures and discretionary store asset acquisitions, if any, decreased by $6.2 million to $(21.6) million from $(15.4) million for the first six months of fiscal 2013. This decrease in free cash flow was principally due to the increase in the net loss and the timing of working capital accounts, specifically inventory. Capital expenditures for the first six months of fiscal 2014 were approximately $2.2 million less than the prior year’s first six months. See “Presentation of Non-GAAP Measure” above regarding non-GAAP free cash flow.

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

We had outstanding borrowings of $25.7 million under the Credit Facility at August 2, 2014. Outstanding standby letters of credit were $2.2 million and outstanding documentary letters of credit were $1.1 million. The average monthly borrowing outstanding under the Credit Facility during the first six months of fiscal 2014 was approximately $28.3 million, resulting in an average unused excess availability of approximately $65.2 million. Unused excess availability at August 2, 2014 was $71.0 million. Our obligations under the Credit Facility are secured by a lien on all of our assets. The facility contains no financial covenants.

Master Loan and Security Agreement

Through the end of the second quarter of fiscal 2014, we have entered into twelve Equipment Security Notes (the “Notes”), whereby we borrowed an aggregate of $26.4 million. The Notes were issued pursuant to a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC, dated July 20, 2007 and most recently amended September 30, 2013. The Notes are secured by a security interest in all of our rights, title and interest in and to certain equipment. The Notes are for 48 months and accrue interest at fixed rates ranging from 3.07% to 3.50%. Principal and interest, in arrears, are payable monthly. We are subject to a prepayment penalty equal to 1% of the prepaid principal of the Notes until the first anniversary, 0.5% of the prepaid principal from the first anniversary until the second anniversary and no prepayment penalty thereafter. At August 2, 2014, the outstanding balance of Notes was $22.6 million.

The proceeds from the Notes were used to fund partially the capital expenditures associated with our DXL store rollout.

Capital Expenditures

The following table sets forth the open stores and related square footage at August 2, 2014 and August 3, 2013, respectively:

	At August 2, 2014		At August 3, 2013
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL	113	1,003	65	623
Casual Male Retail XL	181	643	257	929
Casual Male Outlet	51	164	55	176
Rochester Clothing	9	83	11	95

Total Stores	354	1,893	388	1,823

Below is a summary of store openings and closings from February 1, 2014 to August 2, 2014:

Number of Stores:	DXL	Casual Male XL Retail	Casual Male XL Outlets	Rochester Clothing	Total stores
At February 1, 2014	99	198	52	10	359
New stores (1)	1	—	—	—	1
Replaced stores (2)	13	(16)	(1)	(1)	(5)
Closed retail stores (3)	—	(1)	—	—	(1)

At August 2, 2014	113	181	51	9	354

(1)	The opening of new DXL stores represents DXL stores opened in new markets.
(2)	Represents the total number of DXL stores opened in existing markets with the corresponding total number of Casual Male XL stores and/or Rochester Clothing stores closed in such markets in connection with those DXL store openings.
(3)	Represents closed stores for which there were no corresponding openings of a DXL store in the same market.

Our capital expenditures for the first six months of fiscal 2014 were $18.9 million as compared to $21.1 million for the first six months of fiscal 2013. The $2.2 million decrease is primarily related to the timing of stores openings during the first six months of fiscal 2014. As of August 2, 2014, we have opened 14 DXL stores as compared to 17 DXL stores at August 3, 2013. In addition, the average square footage of a new DXL store is slightly less than the prior year.

For fiscal 2014, our capital expenditures are expected to be approximately $45.7 million and we expect to receive approximately $9.3 million in tenant allowances to offset these expenditures partially. The budget includes approximately $35.4 million, excluding any allowance, related to the opening of 40 Destination XL stores and approximately $8.7 million for continued information technology projects, including enhanced web in-store inventory visibility, in-store pick-up of web purchases and access to Company-wide inventory for customer fulfillment, with the remainder relating to general overhead projects. In addition, we expect to close approximately 39 existing Casual Male XL stores and 1 Rochester Clothing store, most of which are in connection with the opening of new DXL stores.

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires June 26, 2018, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At August 2, 2014, the interest rate on our prime based borrowings was 3.75%. Approximately $20.0 million of our outstanding borrowings were in LIBOR contracts with an interest rate of 1.65%. Based upon a sensitivity analysis as of August 2, 2014, assuming average outstanding borrowing during the first six months of fiscal 2014 of $28.3 million, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $142,000 on an annualized basis.

Foreign Currency

Our Sears Canada catalog operations conduct business in Canadian dollars and our Rochester Clothing store located in London, England conducts business in British pounds. If the value of the Canadian dollar or British pound against the U.S. dollar weakens, the revenues and earnings of these operations will be reduced when they are translated or remeasured to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of August 2, 2014, sales from our Sears Canada operations and our London Rochester Clothing store were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse affect on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 2, 2014. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 2, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended August 2, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Second and Amended By-Laws (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 12, 2014, and incorporated herein by reference).

10.1	Destination XL Group, Inc. Amended and Restated Non-Employee Director Compensation Plan

10.2	Amended and Restated Employment Agreement between the Company and Peter H. Stratton, Jr. dated as of May 29, 2014 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2014, and incorporated herein by reference).

10.3	Employment and Chairman Compensation Agreement, dated August 7, 2014, between the Company and Seymour Holtzman (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2014, and incorporated herein by reference).

10.4	Equipment Security Note Number 17608-70013 to the Master Loan and Security Agreement, as amended, dated June 23, 2014 between the Company and Banc of America Leasing & Capital LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2014, and incorporated herein by reference).

10.5	Equipment Security Note Number 17608-70014 to the Master Loan and Security Agreement, as amended, dated June 23, 2014 between the Company and Banc of America Leasing & Capital LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 26, 2014, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: August 28, 2014	By: /S/ PETER H. STRATTON, JR.
Peter H. Stratton, Jr.
Senior Vice President and Chief Financial Officer