Form 10-Q
period 2014-11-01
DESTINATION XL GROUP, INC.
filed 2014-11-21
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 1, 2014

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2014 was 50,682,322.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	November 1, 2014	February 1, 2014
	(Fiscal 2014)	(Fiscal 2013)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,066	$4,544
Accounts receivable	7,514	8,347
Inventories	126,403	105,556
Prepaid expenses and other current assets	9,523	7,994
Total current assets	149,506	126,441

Property and equipment, net of accumulated depreciation and amortization	122,370	102,939

Other assets:
Intangible assets	3,549	4,393
Other assets	4,527	3,608
Total assets	$279,952	$237,381

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7,473	$4,561
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	28,545	32,945
Accrued expenses and other current liabilities	34,732	28,227
Borrowings under credit facility	37,954	9,029
Total current liabilities	110,169	76,227

Long-term liabilities:
Long-term debt, net of current portion	28,516	12,145
Deferred rent and lease incentives	28,424	22,835
Deferred gain on sale-leaseback, net of current portion	15,021	16,120
Deferred tax liability	65	—
Other long-term liabilities	3,763	5,083
Total long-term liabilities	75,789	56,183

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 61,559,761 and 61,473,083 shares issued at November 1, 2014 and February 1, 2014, respectively	616	615
Additional paid-in capital	298,985	296,501
Treasury stock at cost, 10,877,439 shares at November 1, 2014 and February 1, 2014	(87,977)	(87,977)
Accumulated deficit	(113,457)	(99,608)
Accumulated other comprehensive loss	(4,173)	(4,560)
Total stockholders' equity	93,994	104,971
Total liabilities and stockholders' equity	$279,952	$237,381

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	(Fiscal 2014)	(Fiscal 2013)	(Fiscal 2014)	(Fiscal 2013)

Sales	$93,640	$88,682	$294,114	$280,685
Cost of goods sold including occupancy costs	53,126	49,515	162,249	151,931
Gross profit	40,514	39,167	131,865	128,754

Expenses:
Selling, general and administrative	40,185	40,988	127,004	122,252
Depreciation and amortization	6,041	4,867	17,169	13,550
Total expenses	46,226	45,855	144,173	135,802

Operating loss	(5,712)	(6,688)	(12,308)	(7,048)

Interest expense, net	(506)	(280)	(1,368)	(699)

Loss before provision (benefit) for income taxes	(6,218)	(6,968)	(13,676)	(7,747)

Provision (benefit) for income taxes	63	(2,905)	173	(3,108)

Net loss	$(6,281)	$(4,063)	$(13,849)	$(4,639)

Net loss per share - basic and diluted	$(0.13)	$(0.08)	$(0.28)	$(0.10)

Weighted-average number of common shares outstanding:
Basic	48,773	48,553	48,724	48,441
Diluted	48,773	48,553	48,724	48,441

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	(Fiscal 2014)	(Fiscal 2013)	(Fiscal 2014)	(Fiscal 2013)
Net loss	$(6,281)	$(4,063)	$(13,849)	$(4,639)

Other comprehensive income (loss) before taxes:
Foreign currency translation	(144)	97	(37)	(110)
Pension plan	147	180	424	499
Other comprehensive income (loss) before taxes	3	277	387	389
Tax (provision) benefit related to items of other comprehensive income (loss)	—	(106)	—	(197)
Other comprehensive income (loss), net of tax	3	171	387	192
Comprehensive loss	$(6,278)	$(3,892)	$(13,462)	$(4,447)

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at February 1, 2014	61,473	$615	$296,501	(10,877)	$(87,977)	$(99,608)	$(4,560)	$104,971

Stock compensation expense			2,203					2,203
Exercises under option program	26	—	123					123
Issuances of restricted stock, net of cancels	30	1	(1)					—
Board of Directors compensation	31	—	159					159
Accumulated other comprehensive income (loss):
Unrecognized loss associated with Pension Plan							424	424
Foreign currency							(37)	(37)
Net loss						(13,849)		(13,849)
Balance at November 1, 2014	61,560	$616	$298,985	(10,877)	$(87,977)	$(113,457)	$(4,173)	$93,994

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	November 1, 2014	November 2, 2013
	(Fiscal 2014)	(Fiscal 2013)
Cash flows from operating activities:
Net loss	$(13,849)	$(4,639)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of deferred gain on sale leaseback	(1,099)	(1,099)
Depreciation and amortization	17,169	13,550
Deferred taxes, net of valuation allowance	65	(3,133)
Stock compensation expense	2,203	1,492
Issuance of common stock to Board of Directors	159	227

Changes in operating assets and liabilities :
Accounts receivable	833	(2,953)
Inventories	(20,847)	(15,339)
Prepaid expenses and other current assets	(1,529)	(226)
Other assets	(321)	(742)
Accounts payable	(4,400)	5,504
Deferred rent and lease incentives	5,589	5,891
Accrued expenses and other liabilities	651	(4,031)
Net cash used for operating activities	(15,376)	(5,498)

Cash flows from investing activities:
Additions to property and equipment, net	(30,835)	(38,179)
Net cash used for investing activities	(30,835)	(38,179)

Cash flows from financing activities:
Proceeds from the exercise of stock options	123	355
Proceeds from the issuance of long-term debt	23,923	13,878
Principal payments on long-term debt	(4,640)	(33)
Costs associated with amendment to credit facility and long-term debt issuances	(598)	(454)
Net borrowings under credit facility	28,925	27,001
Net cash provided by financing activities	47,733	40,747
Net increase (decrease) in cash and cash equivalents	1,522	(2,930)
Cash and cash equivalents:
Beginning of period	4,544	8,162
End of period	$6,066	$5,232

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

Reclassifications

Beginning in the first quarter of fiscal 2014, the Company is reporting revenue from its on-site tailoring and the related tailoring costs associated with such revenue as part of “Sales” and “Cost of Goods Sold Including Occupancy Costs,” respectively, on the Consolidated Statement of Operations. The Company has reclassified the revenue and related cost of goods sold for the third quarter and first nine months of fiscal 2013 from “Selling, General and Administrative Expenses,” where the amounts were previously netted, to “Sales” and “Cost of Goods Sold Including Occupancy Costs.”

Intangibles

At November 1, 2014, the “Casual Male” trademark had a carrying value of $1.7 million and is considered a definite-lived asset. The Company is amortizing the remaining carrying value of $1.7 million on an accelerated basis, consistent with projected cash flows through fiscal 2018, its estimated remaining useful life.

The Company’s “Rochester” trademark is considered an indefinite-lived intangible asset and has a carrying value of $1.5 million. During the first nine months of fiscal 2014, no event or circumstance occurred which would cause a reduction in the fair value of the Company’s reporting units, requiring interim testing of the Company’s “Rochester” trademark.

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

The fair value of long-term debt is classified within Level 2 of the valuation hierarchy. At November 1, 2014, the fair value approximates the carrying amount based upon terms available to the Company for borrowings with similar arrangements and remaining maturities.

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

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income and reclassifications from AOCI for the three and nine months ended November 1, 2014 and November 2, 2013 are as follows:

	November 1, 2014			November 2, 2013
For the three months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of the quarter	$(4,270)	$94	$(4,176)	$(5,635)	$95	$(5,540)

Other comprehensive income (loss) before reclassifications, net of taxes	82	(144)	(62)	43	62	105

Amounts reclassified from accumulated other comprehensive income (loss), net of taxes (1)	65	—	65	66	—	66

Other comprehensive income (loss) for the period	147	(144)	3	109	62	171

Balance at end of quarter	$(4,123)	$(50)	$(4,173)	$(5,526)	$157	$(5,369)

	November 1, 2014			November 2, 2013
For the nine months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(4,547)	$(13)	$(4,560)	$(5,828)	$267	$(5,561)

Other comprehensive income (loss) before reclassifications, net of taxes	246	(37)	209	129	(110)	19

Amounts reclassified from accumulated other comprehensive income (loss), net of taxes (2)	178	—	178	173	—	173

Other comprehensive income (loss) for the period	424	(37)	387	302	(110)	192

Balance at end of quarter	$(4,123)	$(50)	$(4,173)	$(5,526)	$157	$(5,369)

(1)

Includes the amortization of the unrecognized (gain)/loss on pension plans which was charged to “Selling, General and Administrative” Expense on the Consolidated Statement of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $65,000 and $109,000 for the three months ended November 1, 2014 and November 2, 2013, respectively. The corresponding tax benefit was $43,000 for the three months ended November 2, 2013. There was no tax benefit for the three months ended November 1, 2014.

(2)

For the nine months ended November 1, 2014 and November 2, 2013, the amortization of the unrecognized loss, before tax, was $178,000 and $285,000, respectively. The corresponding tax benefit was $112,000 for the nine months ended November 2, 2013. There was no tax benefit for the nine months ended November 1, 2014.

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

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Top 205): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity (“ASU 2014-08”). The objective of ASU No. 2014-08 is to clarify the criteria for determining which disposals can be presented as discontinued operations and also modifies related disclosure requirements. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. Early adoption is permitted for new disposals beginning in the first quarter of 2014, provided financial statements have not been issued before the release of this standard. The Company is in the process of evaluating the impact of ASU 2014-08 on its Consolidated Financial Statements.

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

2. Debt

Credit Agreement with Bank of America, N.A.

On October 30, 2014, the Company amended its credit facility with Bank of America, N.A, effective October 29, 2014, by executing the Second Amendment to the Sixth Amended and Restated Loan and Security Agreement (as amended, the “Credit Facility”).

The Credit Facility provides for an increase in the maximum committed borrowings from $100 million to $125 million. The Credit Facility continues to include, pursuant to an accordion feature, the ability to increase the Amended Credit Facility by an additional $50 million upon the request of the Company and the agreement of the lender(s) participating in the increase. The Credit Facility includes a sublimit of $20 million for commercial and standby letter of credits and a sublimit of up to $15 million for swingline loans. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets. The maturity date of the Credit Facility was extended from June 26, 2018 to October 29, 2019. The Company’s obligations under the Credit Facility are secured by a lien on substantially all of its assets, excluding (i) a first priority lien held by the lenders of the Term Loan Facility on certain equipment of the Company and (ii) intellectual property.

At November 1, 2014, the Company had outstanding borrowings under the Credit Facility of $38.0 million. Outstanding standby letters of credit were $2.2 million and documentary letters of credit were $0.3 million. Unused excess availability at November 1, 2014 was $75.1 million. Average monthly borrowings outstanding under the Credit Facility during the first nine months of fiscal 2014 were $31.9 million, resulting in an average unused excess availability of approximately $62.7 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality. Pursuant to the terms of the Credit Facility, if the Company’s excess availability under the Credit Facility fails to be equal to or greater than the greater of 10% of the Loan Cap (the lesser of the Revolving Credit Commitments at such time or the Borrowing Base at such time) and $7.5 million, the Company will be required to maintain a minimum consolidated fixed charge coverage ratio of 1.0:1.0 in order to pursue certain transactions, including but not limited to, stock repurchases, payment of dividends and business acquisitions.

Borrowings made pursuant to the Credit Facility will bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% or (c) the annual ICE-LIBOR rate (“LIBOR”) for the respective interest period) plus a varying percentage, based on the Company’s borrowing base, of 0.50%-0.75% for prime-based borrowings and 1.50%-1.75% for LIBOR-based borrowings. The Company is also subject to an unused line fee of 0.25%. At November 1, 2014, the Company’s prime-based interest rate was 3.75%. At November 1, 2014, the Company had approximately $30.0 million of its outstanding borrowings in a LIBOR-based contract with an interest rate of 1.62%. The LIBOR-based contracts expired November 4, 2014 through November 6, 2014. When a LIBOR-based borrowing expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

The fair value of the amount outstanding under the Credit Facility at November 1, 2014 approximated the carrying value.

Long-Term Debt

Components of long-term debt are as follows:

(in thousands)	November 1, 2014	February 1, 2014
Equipment financing notes	$20,989	$16,706
Term loan, due 2019	15,000	—
Total long-term debt	35,989	16,706
Less: current portion of long-term debt	7,473	4,561
Long-term debt, net of current portion	$28,516	$12,145

Equipment Financing Loans

Pursuant to a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC, dated July 20, 2007 and amended September 30, 2013 (the “Master Agreement”), the Company has entered into twelve equipment security notes (in aggregate, the “Notes”). The Company borrowed an aggregate of $26.4 million between September 2013 and June 2014, of which $8.9 million was borrowed during the first nine months of fiscal 2014. The Notes are for a term of 48 months and accrue interest at fixed rates ranging from 3.07% and 3.50%. Principal and interest are paid monthly, in arrears.

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

Term Loan

On October 30, 2014, the Company entered into a term loan agreement with respect to a new $15 million senior secured term loan facility with Wells Fargo Bank, National Association as administrative and collateral agent (the “Term Loan Facility”). The effective date of the Term Loan Facility is October 29, 2014 (the “Effective Date”). The proceeds from the Term Loan Facility were used to repay borrowings under the Credit Facility.

The Term Loan Facility bears interest at a rate per annum equal to the greater of (a) 1.00% and (b) the one month LIBOR rate, plus 6.50%.  Interest payments are payable on the first business day of each calendar month, and increase by 2% following the occurrence and during the continuance of an “event of default,” as defined in the Term Loan Facility. The Term Loan Facility provides for quarterly principal payments on the first business day of each calendar quarter, commencing the first business day of January 2015, in an aggregate principal amount equal to $250,000, subject to adjustment, with the balance payable on the termination date.

The Term Loan Facility includes usual and customary mandatory prepayment provisions for transactions of this type that are triggered by the occurrence of certain events.  In addition, the amounts advanced under the Term Loan Facility can be optionally prepaid in whole or part. All prepayments are subject to an early termination fee in the amount of: (a) 4% of the amount prepaid if the prepayment is prior to the first anniversary of the Effective Date; (b) 2% of the amount prepaid if the prepayment is after the first anniversary, but prior to the second anniversary, of the Effective Date; and (c) 1% of the amount prepaid if the prepayment is after the second anniversary, but prior to the third anniversary, of the Effective Date. There is no prepayment penalty after the third anniversary of the Effective Date.

The Term Loan Facility matures on October 29, 2019. It is secured by a first priority lien on certain equipment of the Company, and a second priority lien on substantially all of the remaining assets of the Company, excluding intellectual property.

3. Stock-Based Compensation

2013-2016 LTIP

During the second quarter of fiscal 2013, the 2013-2016 Destination XL Group, Inc. Long-Term Incentive Plan (the “2013-2016 LTIP”) was approved and implemented. Pursuant to the terms of the 2013-2016 LTIP, on the date of grant, each participant was granted an unearned and unvested award equal in value to four times his/her annual salary multiplied by the applicable long-term incentive program percentage, which is 100% for the Company’s Chief Executive Officer, 70% for its senior executives and 50% for other participants in the plan, which the Company refers to as the “Projected Benefit Amount.” Each participant was granted 50% of the Projected Benefit Amount in shares of restricted stock, 25% in stock options and the remaining 25% in cash. All shares were granted from the Company’s 2006 Incentive Compensation Plan.

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

Assuming the Company achieves the performance target and 100% of the Projected Benefit Amount vests, excluding estimated forfeitures, the total potential value of all awards over this four-year period, as of November 1, 2014, would be approximately $19.5 million. Approximately half of the compensation expense relates to the time-vested awards, which is being expensed over forty-four months, based on the respective vesting dates. As the performance targets were not deemed probable at November 1, 2014, no expense for the performance-based awards has been recognized through the first nine months of fiscal 2014. However, as a result of two terminations during the first nine months of fiscal 2014, the Company did recognize additional stock compensation expense of approximately $77,000 related to the partial pro-rata vesting of the performance awards that each former employee was entitled to pursuant to the terms of the 2013-2016 LTIP. In total, 10,200 shares of performance-related restricted stock vested and performance-related options to purchase 12,418 shares of common stock vested as a result of such terminations.

2016 Long-Term Incentive Wrap-Around Plan

On November 7, 2014, subsequent to the end of the third quarter of fiscal 2014, the Company’s Compensation Committee approved the 2016 Long-Term Incentive Wrap-Around Plan (the “Wrap-Around Plan”).  The Wrap-Around Plan is a supplemental performance-based incentive plan that is only effective if there is no vesting of the performance-based awards under the 2013-2016 LTIP and, as a result, all performance-based awards under that plan are forfeited. Under the Wrap-Around Plan, if the target level performance metrics for fiscal 2016 are met, participants will be eligible to receive a payout equal to 80% of the dollar value of the performance-based compensation they were eligible to receive under the 2013-2016 LTIP.  If the target level performance metrics for fiscal 2016 under the Wrap-Around Plan are exceeded, the greatest payout that participants will be eligible to receive is 100% of the dollar value of the performance-based compensation they were eligible to receive under the 2013-2016 LTIP.  Any award earned will be paid 50% in cash and 50% in shares of restricted stock.

The performance target under the Wrap-Around Plan consists of two metrics, Sales and EBITDA, with threshold (50%), target (80%) and maximum (100%) payout levels.  Each metric is weighted as 50% of the total performance target.  However, in order for there to be any payout under either metric, EBITDA for fiscal 2016 must be equal to or greater than the minimum threshold.

The Wrap-Around Plan also provides for an opportunity to receive additional shares of restricted stock if the performance targets are achieved and the Company’s closing stock price is $6.75 or higher on the day earnings for fiscal 2016 are publicly released. If the Company’s stock price is $6.75, the 50% payout in restricted shares will be increased by 20% and if the stock price is $7.25 or higher, the 50% payout in restricted shares will be increased by 30%.  All awards granted pursuant to the Wrap-Around Plan will not vest until the last day of the second quarter of fiscal 2017.

2006 Plan—Stock Option and Restricted Share Award Activity

Pursuant to the Company’s 2006 Incentive Compensation Plan, as amended (the “2006 Plan”), the Company has 7,250,000 shares authorized for issuance, of which 4,250,000 shares may be subject to the granting of awards other than stock options and stock appreciation rights.

The following tables summarize the stock option activity and restricted share activity under the 2006 Plan for the first nine months of fiscal 2014:

	Number of Shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	2,721,569	$4.95
Options granted	141,684	$5.29
Options canceled	(87,306)	$5.04
Options exercised (1)	(26,224)	$4.69

Outstanding options at end of quarter	2,749,723	$4.97	8.2 years	$862,978
Options exercisable at end of quarter	338,810	$4.55	5.0 years	$341,453

(1)	The intrinsic value of options exercised was immaterial.

	Number of Shares	Weighted-average grant-date fair value (1)
Restricted Shares
Restricted shares outstanding at beginning of year	2,017,940	$5.01
Restricted shares granted	97,950	$5.32
Deferred shares granted (2)	8,345	$5.22
Restricted shares vested	(143,203)	$4.31
Restricted shares canceled	(67,974)	$5.00

Restricted and Deferred shares outstanding at end of quarter	1,913,058	$5.08

(1)	The fair value of a restricted share is equal to the Company’s closing stock price on the date of grant.
(2)

During the first nine months of fiscal 2014, the Company granted 8,345 shares of deferred stock, with a fair value of approximately $43,561 to a director as compensation in lieu of cash and in accordance with his irrevocable election. The shares of deferred stock will vest three years from the date of grant.

1992 Stock Incentive Plan (the “1992 Plan”)—Stock Option Activity

The following table summarizes stock option activity under the 1992 Plan for the first nine months of fiscal 2014:

	Number of Shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value (1)
Stock Options
Outstanding options at beginning of year	911,775	$6.82
Options granted	—	—
Options canceled	(684,775)	$6.77
Options exercised (2)	(7,500)	$5.67

Outstanding options at end of quarter	219,500	$7.02	0.6 years	—
Options exercisable at end of quarter	219,500	$7.02	0.6 years	—

(1)	The intrinsic value of the options outstanding at November 1, 2014 was immaterial.
(2)	Options were exercised through net share settlement. As a result, no shares were issued. The intrinsic value of options exercised was immaterial.

Share Availability Under the 2006 Plan

At November 1, 2014, the Company had 1,113,841 shares available for future grant under the 2006 Plan, of which 1,008,401 remain available under the sublimit for awards other than options and stock appreciation rights. No further grants can be made under the 1992 Plan.

Non-Employee Director Stock Purchase Plan

The Company granted 30,349 shares of common stock, with a fair value of approximately $158,911, to certain of its non-employee directors as compensation in lieu of cash in the first nine months of fiscal 2014.

Valuation Assumptions for Stock Options and Restricted Stock

For the first nine months of fiscal 2014, the Company granted 97,950 shares of restricted stock, 8,345 shares of deferred stock and stock options to purchase 141,684 shares of common stock. For the first nine months of fiscal 2013, the Company granted stock options to purchase 2,765,414 shares of common stock and 2,229,364 shares of restricted stock. The majority of the stock option and restricted stock grants for both periods is attributable to the Company’s 2013-2016 LTIP and include a combination of time-based and performance-based awards.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants for the first nine months of fiscal 2014 and fiscal 2013:

	November 1, 2014	November 2, 2013
Expected volatility	46.0%	52.0%
Risk-free interest rate	0.79%-0.93%	0.34-0.79%
Expected life	3.1-3.5 yrs	3.0-4.1 yrs
Dividend rate	—	—

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

For the first nine months of fiscal 2014 and fiscal 2013, the Company recognized total stock-based compensation expense of $2.2 million and $1.5 million, respectively. The total compensation cost related to time-vested stock options and time-based restricted stock awards not yet recognized as of November 1, 2014 is approximately $3.3 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 22 months. At November 1, 2014, the Company had $7.2 million of unrecognized compensation expense, net of estimated forfeitures, related to its performance-based stock options and restricted stock. As discussed above, the Company will begin recognizing compensation if, and when, achievement of the performance targets becomes probable.

4. Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the nine months ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
(in thousands)
Common Stock Outstanding:
Basic weighted average common shares outstanding	48,773	48,553	48,724	48,441
Common stock equivalents – stock options and restricted stock (1)	—	—	—	—
Diluted weighted average common shares outstanding	48,773	48,553	48,724	48,441

(1)

Common Stock equivalents of 558 and 594 shares for the three months ended November 1, 2014 and November 2, 2013, respectively, and 534 and 282 shares for the nine months ended November 1, 2014 and November 2, 2013, respectively, were excluded due to the net loss.

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period because the exercise price of such options was greater than the average market price per share of common stock for the respective periods.

	For the three months ended		For the nine months ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
(in thousands, except exercise prices)
Stock Options (time-vested)	1,522	1,759	1,480	2,214
Restricted Stock (time-vested)	—	—	—	1,099
Range of exercise prices of such options	$4.96-$7.52	$4.96 - $10.26	$4.96-$7.52	$4.54 - $10.26

The above options, which were outstanding at November 1, 2014, expire from May 5, 2015 to January 31, 2024.

Excluded from the Company’s computation of basic and diluted earnings per share for the third quarter and first nine months of fiscal 2014, were 948,190 shares of unvested performance-based restricted stock and 1,175,971 performance-based stock options. These performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved. In addition, another 948,190 shares of unvested time-based restricted stock were excluded from the computation of basic earnings per share until such shares vest. See Note 3, Stock-Based Compensation, for a discussion of the Company’s 2013-2016 LTIP and the respective performance targets.

Although the shares of performance-based and time-based restricted stock issued in connection with the 2013-2016 LTIP are not considered outstanding or common stock equivalents for earnings per share purposes until certain vesting and performance thresholds are achieved, all 1,896,380 shares of restricted stock are considered issued and outstanding. Each share of restricted stock has all of the rights of a holder of the Company’s common stock, including, but not limited to, the right to vote and the right to receive dividends, which rights are forfeited if the restricted stock is forfeited.

5. Income Taxes

At November 1, 2014, the Company had total deferred tax assets of approximately $75.4 million, total deferred tax liabilities of $15.8 million and a corresponding valuation allowance of $59.7 million.

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

As of November 1, 2014, the Company had net operating loss carryforwards of $115.5 million for federal income tax purposes and $64.8 million for state income tax purposes that are available to offset future taxable income through fiscal year 2034. Additionally, the Company has alternative minimum tax credit carryforwards of $2.3 million, which are available to further reduce income taxes over an indefinite period. Additionally, the Company has $0.1 million and $2.5 million of net operating loss for tax purposes related to the Company’s operations in the Netherlands and Canada, respectively, though both are expected to expire largely unutilized. Included in the net operating loss carryforwards for both federal and state income tax is approximately $13.3 million relating to stock compensation deductions, the tax benefit from which, if realized, will be credited to additional paid-in capital.

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

The Company’s tax provision for the third quarter and first nine months of fiscal 2014, which was computed on a discrete basis, reflects the increase in state gross margin tax and foreign income tax as well as an increase in the valuation allowance against the deferred tax assets. The Company’s effective tax rate for the first nine months of fiscal 2013 was 40.1%, which was consistent with the statutory rate applicable to the U.S. and the blended state rate for the states in which the Company conducts business.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to Topic 740, Income Taxes, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. The liability for unrecognized tax benefits at November 1, 2014 was $3.0 million. This amount is directly associated with a prior year tax position related to exiting the European direct business. The amount of unrecognized tax benefit has been presented as a reduction in the reported amounts of its federal and state NOL carryforwards. It is the Company’s policy to record interest and penalties on unrecognized tax benefits as income taxes; however, no penalties or interest have been accrued on this liability because the carryforwards have not yet been utilized.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 1998, with remaining fiscal years subject to income tax examination by federal tax authorities.

6. Subsequent Event

Subsequent to the end of the third quarter of fiscal 2014, on November 10, 2014, the Company entered into a lease termination agreement with the landlord of its San Francisco Rochester store (“Lease Termination Agreement”). Pursuant to the terms of the Lease Termination Agreement, the Company has agreed to the early termination of its existing lease agreement and will exit the store location by January 23, 2015.  In consideration of the Company’s agreement to terminate the lease agreement prior to the existing termination date, the landlord will pay the Company a termination fee of approximately $2.5 million.  The $2.5 million termination fee will be recognized by the Company in the fourth quarter of fiscal 2014 and will be recorded as a reduction in “Costs of Goods Sold, Including Occupancy Costs” in the Company’s Consolidated Statement of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding cash flows, operating and gross profit margins, store counts, costs, capital expenditures, borrowings, sales and earnings expectations for fiscal 2014 and beyond, the expected benefit of marketing initiatives and the anticipated pace and number of store openings in fiscal 2014. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes to those statements included elsewhere in the Quarterly Report on Form 10-Q and our audited consolidated financial statement for the year ended February 1, 2014, included in our Annual Report on Form -10K, filed with the Securities and Exchange Commission on March 17, 2014.

Numerous factors could cause our actual results to differ materially from such forward-looking statements. We encourage readers to refer to “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, that sets forth certain risks and uncertainties that may have an impact on future results and direction of our Company, including risks relating to the execution of our DXL strategy and ability to grow our market share, our ability to predict customer tastes and fashion trends and to compete successfully in the United States men’s big & tall apparel market.

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

BUSINESS SUMMARY

Destination XL Group, Inc. (formerly known as Casual Male Retail Group, Inc., and together with our consolidated subsidiaries the “Company”) is the largest specialty retailer of big & tall men’s apparel with retail and direct operations in the United States, London, England and direct businesses throughout the United States and Canada. We operate under the trade names of Destination XL®, DXL®, Casual Male XL®, Casual Male XL Outlets, Rochester Clothing, B&T Factory Direct™, ShoesXL® and LivingXL®. At November 1, 2014, we operated 128 Destination XL stores, 175 Casual Male XL retail stores, 49 Casual Male XL outlet stores and 9 Rochester Clothing stores. Our direct business includes our DestinationXL.com e-commerce site and several mailers which support our brands and product extensions.

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

COMPARABLE SALES

Beginning in the first quarter of fiscal 2014, total comparable sales for all periods include our retail stores that have been open for at least 13 months and our U.S. direct business. Our U.S. direct business is included as part of our calculation of total comparable sales because we are an omni-channel retailer offering our customers convenient alternatives for their shopping needs. The method of calculating comparable sales varies across the retail industry and, as a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies. As noted below, because of this omni-channel approach to retailing, beginning with the third quarter of fiscal 2014, we no longer report our direct business sales on a stand-alone basis.

Through the end of fiscal 2013, the majority of our DXL stores were considered relocations and comparable to all the closed Casual Male XL and/or Rochester stores in each respective market area for the first twelve months. Due to the small number of DXL stores opened for more than a year, we believed that this was a useful comparison as to how a DXL store was performing in the market when compared to the sales of the predecessor stores. However, with 73 DXL stores open at least 13 months, we believe that a traditional DXL comparable will have more meaning going forward. Therefore, beginning with fiscal year 2014, only DXL stores that have been open at least 13 months will be included in comparable store sales.

SEARS CANADA BUSINESS

In the second quarter of fiscal 2014, we notified Sears Canada of our intent to exit the business and began the process of an orderly wind-down. Because we are winding down the business, beginning in the second quarter of fiscal 2014, sales from our Sears Canada business were no longer included in our comparable sales results. We anticipate concluding the wind-down in the fourth quarter of fiscal 2014. Sears Canada represented less than 5% of our total direct business in fiscal 2013.

RECLASSIFICATIONS

Beginning in the first quarter of fiscal 2014, we began reporting alterations revenue in top line sales with the associated tailor wages in cost of goods sold. As alterations and tailors become a more significant part of our business model, we believe the revenue and cost should be shown within gross margin rather than encompassed in selling, general and administrative expenses (“SG&A”). We have reclassified the results for the third quarter and first nine months of fiscal 2013 to reflect this presentation on a comparative basis.

RESULTS OF OPERATIONS

The following is a summary of results for the third quarter and first nine months of fiscal 2014, which includes EBITDA (Earnings before interest, taxes and depreciation and amortization), a Non-GAAP measure, and Net loss on both a GAAP and Non-GAAP basis.  See “Presentation of Non-GAAP Measures” below for a reconciliation of these Non-GAAP measures.

	For the Third Quarter		For the First Nine Months		Projected
	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013	Fiscal 2014
(in millions, except per share data)
Operating Loss	$(5.7)	$(6.7)	$(12.3)	$(7.0)	$ (11.6)-(8.4)
Add back: Depreciation and amortization expense	6.0	4.9	17.2	13.6	24.0
EBITDA (Non-GAAP basis)	$0.3	$(1.8)	$4.9	$6.6	$ 12.4- 15.6

Diluted earnings (loss) per share:
Net loss	$(0.13)	$(0.08)	$(0.28)	$(0.10)	($0.21)-($0.27)
Net loss (Non-GAAP basis)(1)	$(0.08)	n/a	$(0.17)	n/a	($0.12)-($0.16)

(1)	Net loss per diluted share, on a non-GAAP basis, assumes a normalized tax rate of 40%.

Executive Summary

For the third quarter of fiscal 2014, we reported a net loss of $6.3 million, or $(0.13) per diluted share, as compared to a net loss for the third quarter of fiscal 2013 of $4.1 million, or $(0.08) per diluted share. Included in the results for the third quarter of fiscal 2014, are transition costs of $2.5 million, or $0.05 per diluted share (no tax benefit), which includes $1.1 million of pre-opening occupancy costs, $1.2 million of selling, general and administrative (SG&A) expenses and $0.2 million related to trademark amortization. This compares to transition costs incurred in the third quarter of fiscal 2013 of $2.8 million, or $0.03 per diluted share. On a non-GAAP basis, our adjusted net loss for the third quarter of fiscal 2014, assuming a normal tax benefit, was $3.7 million, or $(0.08) per diluted share, as compared to $(0.08) per diluted share for the third quarter of fiscal 2013. EBITDA for the third quarter improved $2.1 million to $0.3 million as compared to $(1.8) million for the third quarter of fiscal 2013.

Our comparable sales growth continues to be driven by our DXL stores, which have had double-digit comparable sales increases for six consecutive quarters. Comparable sales for our DXL stores were up 12.8% for the third quarter against a prior year third quarter comparable sales increase of 11.3%.  We continue to see positive results from many of our DXL store metrics. Store traffic is up 4.4% and we are improving the conversion of that traffic with an increase of 8.4% over the prior year third quarter.  In addition, the number of transactions in our DXL stores have increased 13.1% over the prior year third quarter. These improvements continue to be driven by our marketing and in-store promotional initiatives. At the end of the third quarter of fiscal 2014, sales in our DXL stores have increased to $160 per square foot.  By the end of fiscal 2014, we estimate that the DXL sales per square foot will be $165 per square foot as compared to $147 per square foot at the end of fiscal 2013.

One of our initiatives has been to move from being a multi-channel retailer to an omni-channel retailer. Our customer’s shopping behavior continues to evolve across multiple channels and we are working to meet his needs. Our goal is to provide a seamless customer experience whether he shops at a store, on-line, or from a smartphone or other device. In late fiscal 2013, we began a pilot program, with the implementation of new software, which would make our inventory at the store level available for web and store customer orders. At the end of third quarter of fiscal 2014, we have nearly 300 of our retail stores that are now capable of fulfilling online orders.  As a result, we are starting to see more transactions that begin online but are ultimately completed at the store level. Similarly, if a customer visits a store and the item is out of stock, the associate can order the item for the customer through our website.  In the first quarter of fiscal 2015, we plan to launch “shop-online, store pick-up” which we believe will be positively received by our customers in helping them meet their last minute shopping needs.

These programs are resulting in a paradigm shift and are indicative of the omni-channel environment. During the third quarter of fiscal 2014, we saw positive increases in traffic, transaction volume and demand placed on our website.   Because this omni-channel approach to retailing is changing the boundaries of where a sale originates and where a sale is ultimately settled, we will no longer be reporting our direct business on a stand-alone basis.  Sales from our direct business will continue to be included in our total comparable sales results.

Our merchandise margin for the third quarter of fiscal 2014 decreased by approximately 90 basis points from the third quarter of fiscal 2013. Similar to the second quarter of fiscal 2014, the primary reason for this decrease was the increased promotional activity as we continue to focus on converting our Casual Male XL customers to our DXL stores and driving sales. As a result, markdowns were higher due to these in-store promotions and customer acquisition initiatives. While these efforts adversely affected our merchandise margin rate for the third quarter and first nine months of fiscal 2014, we believe it is helping to transition our existing customer base to our DXL store locations and to drive overall store traffic.

We remain focused on many of the initiatives we outlined in the first quarter. In summary:

—

Protecting and growing our existing customer base. As a result of our marketing initiatives and in-store marketing at our Casual Male XL stores, our customer base is growing. Our promotional marketing activities during the first nine months of fiscal 2014 have helped to improve store traffic and increase our transactions. In addition to attracting new customers to our DXL concept, we are also continuing to work on specific marketing initiatives geared towards converting and retaining our existing customer base.

—

Opening 5,000 – 6,500 square foot DXL stores. We opened 3 of these smaller concept stores through the end of the third quarter of fiscal 2014 and have opened 4 additional stores during the first three weeks of November 2014. The smaller square footage will allow us to enter markets that otherwise could not support our larger DXL format. Although the square footage will be less, we will still be able to display a full assortment of our merchandise. The success of this concept in smaller markets will provide us with increased opportunities for continued store growth beyond our projected 220-250 DXL stores.

—

Slowing down the pace of our existing Casual Male XL store closings. Through the end of the third quarter of fiscal 2014, we have closed 26 Casual Male XL and Rochester Clothing stores, in comparison to 63 stores through the end of the third quarter of last year.  In addition, we have returned to standard operating hours for most of our Casual Male XL stores. This change in store hours has had a positive impact on comparable sales. Our existing Casual Male XL stores are also providing us with a marketing tool to help transition our existing customer base to our DXL concept, through Casual Male XL in-store advertising and promotional coupons for our DXL stores.

—

Opening the majority of our DXL stores prior to the fourth quarter of fiscal 2014. During the first nine months of fiscal 2014, we opened 29 new DXL stores and opened the remaining 12 stores during the first three weeks of November 2014. We accomplished our goal of getting these new stores open prior to the holiday shopping season to maximize the profitability of each store.

Marketing Campaign

During the first nine months of fiscal 2014, we implemented several initiatives to educate our Casual Male XL customer about our new DXL stores, including several promotions to entice our existing customers to shop the new store format. During the second quarter, we distributed, on a limited basis to customers who had not shopped within 2 years, our “Experience Book” to help introduce our customers to the DXL concept. In addition, we have also had great response to our “Free Polo Shirt” offer. These types of programs have had a very positive impact on increased traffic to our DXL stores and customer reactivations.

At the end of the third quarter of fiscal 2014, we launched our fall advertising campaign, which includes television and radio commercials. In an effort to align our media presence with our key selling weeks, we moved our fall advertising closer to the holidays. We launched an initial flight of advertising in mid-October, which was about three weeks later than in the fall of 2013.  Our second flight of television and radio commercials will run from Thanksgiving through mid-December. We believe this later timing will help drive traffic and sales during the key holiday shopping season.

Fiscal 2014 Outlook

Our earnings guidance of a net loss of $(0.21)-$(0.27) per diluted share, or $(0.12)-$(0.16) per diluted share on a non-GAAP basis, remains unchanged from the guidance previously disclosed. Accordingly, our guidance for fiscal 2014 is as follows:

—	Sales range of $413.0 million to $418.0 million
—

Gross margin rate is expected to be 45.5% to 46.1% as compared to 46.0% in fiscal 2013.The change is based on merchandise margins decreasing by approximately 60 to 100 basis points and occupancy as a percentage of sales improving by 50 to 70 basis points.

—

SG&A costs are expected to be $176.0 million to $177.6 million, or an increase of approximately $5.3 million to $6.9 million, which is primarily related to store payroll hours to support the increase in forecasted sales, discussed above. As a percentage of sales, SG&A expenses are expected to increase by 140 to 150 basis points.

Based on the above guidance, we are expecting that EBITDA for fiscal 2014 will be in a range of $12.4 million to $15.6 million.

We expect to spend approximately $45.7 million in capital expenditures in fiscal 2014, which will be partially offset by approximately $9.3 million in tenant allowances, primarily related to opening our DXL stores. We expect to fund the remainder of our capital expenditures through a combination of operating cash flow, equipment financings, term loan financing and borrowings under our credit facility. At the end of fiscal 2014, we expect to have total debt of approximately $55.0-$60.0 million, consisting of $20.0 million from equipment financing notes, $15.0 million from our 5-year term loan with the balance from our credit facility. As a result, from a liquidity perspective, we expect cash flow from operating activities of $11.6 million (including the $9.3 million of tenant allowances), resulting in free cash flow (as defined below under “Presentation of Non-GAAP Measures”) of approximately $(34.1) million.

Presentation of Non-GAAP Measures

Adjusted net loss, adjusted net loss per diluted share, free cash flow and EBITDA are non-GAAP measures.  These non-GAAP measures are not presented in accordance with GAAP and should not be considered superior to or as a substitute for net income (loss) or cash flows from operating activities or any other measure of performance derived in accordance with GAAP. In addition, all companies do not calculate non-GAAP financial measures in the same manner and, accordingly, the non-GAAP measures presented in this report may not be comparable to similar measures used by other companies. We believe that inclusion of these non-GAAP measures helps investors gain a better understanding of our cash flow performance, especially when comparing such results to previous periods. Reconciliations of these non-GAAP measures are presented above (for EBITDA) and in following tables:

Adjusted net loss and adjusted net loss per diluted share. The above discussion includes a net loss for the third quarter and first nine months of fiscal 2014, on a non-GAAP basis, of $(0.08) per diluted share and $(0.17) per diluted share, respectively. In addition, our guidance for fiscal 2014 includes a net loss, on a non-GAAP basis, of $(0.12) to $(0.16) per diluted share. For fiscal 2014, we expect to continue to provide a full valuation allowance against our deferred tax assets; therefore, we will not recognize any income tax benefit in fiscal 2014.

The net loss of $(0.12) to $(0.16) per diluted share for fiscal 2014 was calculated by taking the 2014 forecasted net loss of $(0.21)-$(0.27) and multiplying each by 40% to calculate an estimated income tax benefit of $0.09-$0.11 per diluted share, resulting in an adjusted non-GAAP net loss of $(0.12)-$(0.16) per diluted share.

For comparison purposes, the following is a reconciliation of net loss, on a GAAP basis, to net loss, on a non-GAAP basis, assuming a normal tax benefit of 40% for the third quarter and first nine months of fiscal 2014:

	For the three months ended				For the nine months ended
	November 1, 2014		November 2, 2013		November 1, 2014		November 2, 2013
	$	Per diluted share	$	Per diluted share	$	Per diluted share	$	Per diluted share
(in thousands, except per share data)
Net loss, GAAP basis	$(6,281)	$(0.13)	$(4,063)	$(0.08)	$(13,849)	$(0.28)	$(4,639)	$(0.10)

Add back: Actual income tax provision	63				173
Income tax benefit, assuming normal tax rate of 40%	2,487				5,470

Adjusted net loss, non-GAAP basis	$(3,731)	$(0.08)	$(4,063)	$(0.08)	$(8,206)	$(0.17)	$(4,639)	$(0.10)

Weighted average number of common shares outstanding on a diluted basis		48,773		48,553		48,724		48,441

Free Cash Flow. The following table reconciles our non-GAAP free cash flow measure:

	For the nine months ended		Projected
(in millions)	November 1, 2014	November 2, 2013	Fiscal 2014
Cash flow from operating activities (GAAP)	$(15.4)	$(5.5)	$11.6	(1)
Less: Capital expenditures	(30.8)	(38.2)	(45.7)
Less: Store acquisitions, if applicable	—	—	—
Free Cash Flow (non-GAAP)	$(46.2)	$(43.7)	$(34.1)

(1)	Projected cash flow from operating activities for fiscal 2014 includes an estimated $9.3 million in lease incentives.

Financial Summary

Sales

	Third Quarter	First Nine Months
	(in millions)
Sales for the third quarter and first nine months of fiscal 2013	$88.7	$280.7
Less 2013 sales for stores that have closed	(3.2)	(11.0)
	$85.5	$269.7

Increase in comparable sales	4.1	12.6
Non-comparable sales, primarily DXL stores open less than 13 months	4.6	13.6
Other, net (1)	(0.6)	(1.8)

Sales for the third quarter and first nine months of fiscal 2014	$93.6	$294.1

(1)	Includes decrease in sales from our Sears Canada business.

For the third quarter of fiscal 2014, total sales were $93.6 million as compared to $88.7 million for the third quarter of fiscal 2013. The increase of $4.9 million in total sales was primarily due to an increase in comparable sales of $4.1 million and an increase in non-comparable store sales of $4.6 million, partially offset by $3.2 million in closed stores and a decrease of $0.6 million which primarily relates to Sears Canada.

For the third quarter of fiscal 2014, comparable sales from our 73 DXL stores continued to perform in the double-digits, with an increase of 12.8%, or $2.8 million, against a double-digit comparable increase of 11.3% for the third quarter of fiscal 2013. The Casual Male XL retail and outlet stores, Rochester Clothing stores and U.S. direct business had a combined comparable sales increase of $1.3 million, for the third quarter of fiscal 2014. This increase was driven by sales in our Casual Male XL retail stores. During the first quarter of fiscal 2014, we returned to standard operating hours for many of our Casual Male XL stores which is having a positive impact on sales.

For the first nine months of fiscal 2014, total sales were $294.1 million as compared to $280.7 million for the first nine months of fiscal 2013. This increase of $13.4 million is primarily the result of an increase in comparable sales of $12.6 million and an increase in non-comparable store sales of $13.6 million, partially offset by $11.0 million in sales from closed stores and a decrease of $1.8 million, primarily related to Sears Canada. The increase in total comparable sales for the first nine months of fiscal 2014 is driven by an increase of $7.5 million, or 12.3% from our DXL stores with our Casual Male XL retail and outlet stores, Rochester Clothing and U.S. direct business contributing a combined increase of $5.1 million from our DXL stores were up.

As discussed above, through the end of fiscal 2013, revenue from our on-site tailoring business was netted against the associated tailoring costs and included in SG&A expense. However, because tailoring is increasing as part of our growing DXL business, in the first quarter of fiscal 2014, we started reporting tailoring revenue as a component of sales, with the associated costs recorded as cost of goods sold. Accordingly, the results for the third quarter and first nine months of fiscal 2013 were reclassified to reflect this presentation. For the third quarter and first nine months of fiscal 2013, sales increased $0.5 million and $1.2 million, respectively, cost of goods sold increased $0.6 million and $1.7 million, respectively, and selling, general and administrative expenses decreased $0.1 million and $0.5 million, respectively.

The following is a summary of the breakdown of our comparable sales for the third quarter and first nine months of fiscal 2014:

Comparable sales:	Number of stores	Third Quarter of Fiscal 2014	First Nine Months of Fiscal 2014
Total comparable sales , including direct business	296	5.5%	5.5%
DXL comp stores	73	12.8%	12.3%

Gross Profit Margin

For the third quarter of fiscal 2014, our gross margin rate, inclusive of occupancy costs, was 43.3% as compared to a gross margin rate of 44.2% for the third quarter of fiscal 2013. The decrease of 90 basis points for the third quarter of fiscal 2014 was the result of a decrease in merchandise margin related to an increase in our promotional activity. During the third quarter of fiscal 2014, based on the positive results to date, we continued with our promotional coupon program to incentivize our Casual Male XL customers to visit one of our DXL stores. This program continues to improve our store traffic and number of transactions, benefiting sales. Occupancy costs as a percentage of sales for the third quarter remained flat as compared to the prior year third quarter.  On a dollar basis, occupancy costs for the third quarter of fiscal 2014 increased 5.5% over the prior year third quarter.

For the first nine months of fiscal 2014, our gross margin rate, inclusive of occupancy costs, was 44.8% as compared to 45.9% for the first nine months of fiscal 2013. The decrease of 110 basis points was due to a decrease in merchandise margin of 120 basis points offset partially by a decrease in occupancy costs of 10 basis points. The decrease in merchandise margin was due to the marketing initiatives described above in addition to clearance markdowns incurred in the first quarter.

For fiscal 2014, we are expecting that our occupancy costs will increase approximately $1.5 to $1.7 million as a result of adding approximately 41 DXL stores in fiscal 2014 and certain lease termination costs associated with closing 2 Rochester Clothing and 46 Casual Male XL stores. However, we expect occupancy costs as a percentage of sales will improve 50 to 70 basis points over fiscal 2013. We are expecting that our merchandise margins, which have improved over 170 basis points over the past four years, will decrease by 60 to 100 basis points as a result of our increase in promotional activity which is geared towards converting our customers to our DXL stores and improving overall store traffic. Accordingly, for fiscal 2014, we are expecting that gross margin will be 45.5% to 46.1%.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A expenses for the third quarter of fiscal 2014 decreased to 42.9% as compared to 46.2% for the third quarter of fiscal 2013. On a dollar basis, SG&A expenses decreased $0.8 million, or 2.0%, for the third quarter of fiscal 2014 as compared to the prior year’s third quarter. The decrease of $0.8 million is primarily due to lower marketing costs in the third quarter of fiscal 2014 as a result of the Fall marketing campaign starting three weeks later than in fiscal 2013. This decrease was partially offset by an increase in payroll-related costs associated with the return to standard hours in our Casual Male XL stores and an increase in incentive accruals as compared to the prior year. Pre-opening payroll, training and other incremental costs to support our DXL store openings were $1.1 million for the third quarter of fiscal 2014, as compared to $1.5 million in the prior year third quarter.

For the first nine months of fiscal 2014, SG&A expenses, as a percentage of sales, decreased to 43.2% as compared to 43.6% for the first nine months of fiscal 2013. On a dollar basis, SG&A expenses increased $4.8 million, or 3.9%, for the first nine months of fiscal 2014 as compared to the prior year’s first nine months. The increase was primarily driven by increased store payroll to support the return to standard hours in our Casual Male XL stores, higher than expected payroll during the first quarter in our DXL stores (which did not recur in the second and third quarters) and increased incentive accruals partially offset by a decrease in marketing costs as compared to the first nine months of fiscal 2013.

For fiscal 2014, we are expecting that our SG&A expenses will increase to $176.0 to $177.6 million as we continue to grow the DXL format. This increase from fiscal 2013 is primarily related to incremental operating costs associated with our growing DXL concept, as well as costs to close approximately 2 Rochester Clothing and 46 Casual Male XL stores. Overall, we expect to limit our SG&A growth rates, except where necessary to support our growth activities or where there are unanticipated costs that are necessary to support our overall activities.

Depreciation and Amortization

Depreciation and amortization for the first nine months of fiscal 2014 increased $3.6 million to $17.2 million as compared to $13.6 million for the first nine months of fiscal 2013, due to the store growth associated with our DXL store concept.

Interest Expense, Net

Net interest expense was $0.5 million for the third quarter of fiscal 2014 as compared to $0.3 million for the third quarter of fiscal 2013. For the first nine months of fiscal 2014, interest costs increased $0.7 million to $1.4 million as compared to $0.7 million for the first nine months of fiscal 2013. Interest expense for the past few years has remained relatively low due to minimal borrowings on our credit facility. However, with our continued planned store growth in fiscal 2014, we expect interest costs to increase as we fund a portion of our store growth with equipment financing and term loans and borrowings under our credit facility. Through the end of the third quarter of fiscal 2014, we funded approximately $26.4 million of our capital expenditures through equipment financing. See “Liquidity and Capital Resources” for more discussion regarding our current credit facility, the new term loan, equipment financings and future liquidity needs.

Income Taxes

At November 1, 2014, we had total deferred tax assets of $75.4 million, total deferred tax liabilities of $15.8 million and a corresponding valuation allowance of $59.7 million. The deferred tax assets include approximately $40.0 million of net operating loss carryforwards and approximately $6.4 million of deferred gain on our sale-leaseback and, to a lesser extent, other book/tax timing differences.

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

Our tax provision for the first nine months of fiscal 2014, which was computed on a discrete basis, reflects the increase in the valuation allowance against our deferred tax assets as well as state gross margin tax and foreign income tax. The effective tax rate for the first nine months of fiscal 2013 was 40.1%.

Net Loss

For the third quarter of fiscal 2014, we had a net loss of $6.3 million, or $(0.13) per diluted share, compared with a net loss of $4.1 million, or $(0.08) per diluted share, for the third quarter of fiscal 2013. On a non-GAAP basis, assuming a normalized tax rate for fiscal 2014, the net loss for the third quarter of fiscal 2014 was $(0.08) per diluted share.

For the first nine months of fiscal 2014, we had a net loss of $13.8 million, or $(0.28) per diluted share, compared with a net loss of $4.6 million, or $(0.10) per diluted share, for the first nine months of fiscal 2013. On a non-GAAP basis, assuming a normalized tax rate for fiscal 2014, the net loss for the first nine months of fiscal 2014 was $8.2 million, or $(0.17) per diluted share. See “Presentation of Non-GAAP Measures” above for a reconciliation of these non-GAAP measures.

Included in the net loss for the first nine months of fiscal 2014 is a loss from operations from our Sears Canada business of $1.3 million, or $(0.03) per diluted share. The loss includes a charge, recorded in the second quarter of fiscal 2014, of approximately $0.8 million related primarily to inventory reserves and sales allowances as a result of our decision to exit the business. As we discussed above, we intend to complete the exit of this business in the fourth quarter of fiscal 2014.

Excluding the charge related to Sears Canada, our decrease in earnings for the third quarter of fiscal 2014 was in line with our projections and reflects the increased costs we are incurring as we continue to rollout our DXL concept. As previously disclosed, we are forecasting an increase in operating loss for fiscal 2014, as compared to fiscal 2013, as we continue to rollout our DXL stores.

Inventory

At November 1, 2014, total inventory was $126.4 million compared to $105.6 million at February 1, 2014 and $119.6 million at November 2, 2013. While inventory levels on a dollar basis increased $6.8 million as compared to November 2, 2013, on a unit basis, inventories decreased by approximately 2.0%. The increase of $6.8 million is primarily due an increase in our selling square footage, a greater mix of higher cost branded apparel as well as the timing of receipts as compared to the prior year’s third quarter. Clearance merchandise is down 17% as compared to the third quarter of the prior year, with clearance merchandise representing 9% of our total inventory at the end of the third quarter of fiscal 2014.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations, availability under our credit facility, as amended, with Bank of America, N.A and term loan. Our current cash needs are primarily for working capital (essentially inventory requirements), capital expenditures and growth initiatives. As discussed above, our capital expenditures for fiscal 2014 are expected to be $45.7 million, primarily related to the planned opening of 41 new DXL stores and information technology projects. However, we expect to receive approximately $9.3 million in tenant allowances to offset these capital expenditures for a net spend of $36.4 million. We expect to fund our store growth in fiscal 2014 primarily through cash flow from operations and borrowings from our credit facility, our term loan, as well as equipment financing loans. We expect that our total debt outstanding at the end of fiscal 2014 will be approximately $55.0-$60.0 million. This estimated debt level reflects our decision to take early receipt at year end of Spring merchandise.

We believe that our existing cash generated by operations together with our availability under our credit facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements. As discussed below, during the third quarter of fiscal 2014, we entered into a $15.0 million 5-year term loan facility and also amended our current credit facility, increasing our maximum borrowing levels by $25.0 million.  The primary purpose for amending our credit facility and entering into this 5-year term loan, was to increase our current availability and provide additional borrowing capacity as we continue to complete our DXLstore roll-out.  The proceeds from the term loan were used to reduce borrowings under the credit facility.  As a result, while the composition of our debt has changed, our overall expected debt levels remain unchanged.  In addition, as a result of these debt arrangements, we have been able to secure financing through October 2019 at favorable rates.

For the first nine months of fiscal 2014, free cash flow, which we define as cash flow from operating activities, less capital expenditures and discretionary store asset acquisitions, if any, decreased by $2.5 million to $(46.2) million from $(43.7) million for the first nine months of fiscal 2013. This decrease in free cash flow was principally due to the increase in the net loss and the timing of working capital accounts, specifically inventory and accounts payable. Capital expenditures for the first nine months of fiscal 2014 were approximately $7.4 million less than the prior year’s first nine months. See “Presentation of Non-GAAP Measure” above regarding non-GAAP free cash flow.

Credit Facility

Effective October 29, 2014, we amended our credit facility with Bank of America, N.A, by executing the Second Amendment to the Sixth Amended and Restated Loan and Security Agreement (as amended, the “Credit Facility”). The Credit Facility provides for a maximum committed borrowing of $125.0 million (an increase from $100.0 million), which, pursuant to an accordion feature, may be increased to $175.0 million upon our request and the agreement of the lender(s) participating in the increase. The Credit Facility continues to include a sublimit of $20.0 million for commercial and standby letters of credit and a sublimit of up to $15.0 million for swingline loans. The maturity date of the Credit Facility is October 29, 2019. Our Credit Facility is described in more detail in Note 2 to the Notes to the Consolidated Financial Statements included in this report.

Borrowings made pursuant to the Credit Facility bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% and (c) the annual ICE-LIBOR (“LIBOR”) rate for the respective interest period) plus a varying percentage, based on our borrowing base, of 0.50%-0.75% for prime-based borrowings and 1.50%-1.75% for LIBOR-based borrowings.

We had outstanding borrowings of $38.0 million under the Credit Facility at November 1, 2014. Outstanding standby letters of credit were $2.2 million and outstanding documentary letters of credit were $0.3 million. The average monthly borrowing outstanding under the Credit Facility during the first nine months of fiscal 2014 was approximately $31.9 million, resulting in an average unused excess availability of approximately $62.7 million. Unused excess availability at November 1, 2014 was $75.1 million. Our obligations under the Amended Credit Facility are secured by a lien on substantially all of our assets, excluding (i) a first priority lien held by the lenders of the Term Loan Facility described below on certain equipment of the Company and (ii) intellectual property.

Equipment Financing Loans

Through the end of the third quarter of fiscal 2014, we have entered into twelve Equipment Security Notes (the “Notes”), whereby we borrowed an aggregate of $26.4 million. The Notes were issued pursuant to a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC, dated July 20, 2007 and most recently amended September 30, 2013. The Notes are secured by a security interest in all of our rights, title and interest in and to certain equipment. The Notes are for 48 months and accrue interest at fixed rates ranging from 3.07% to 3.50%. Principal and interest, in arrears, are payable monthly. We are subject to a prepayment penalty equal to 1% of the prepaid principal of the Notes until the first anniversary, 0.5% of the prepaid principal from the first anniversary until the second anniversary and no prepayment penalty thereafter. At November 1, 2014, the outstanding balance of Notes was $21.0 million.

The proceeds from the Notes were used to fund partially the capital expenditures associated with our DXL store rollout.

Term Loan, Due 2019

On October 30, 2014, we entered into a term loan agreement, effective October 29, 2014, with respect to a new $15 million senior secured term loan facility with Wells Fargo Bank, National Association as administrative and collateral agent (the “Term Loan Facility”). The proceeds from the Term Loan Facility were used to repay borrowings under the Credit Facility.

The Term Loan Facility bears interest at a rate per annum equal to the greater of (a) 1.00% and (b) the one month LIBOR rate, plus 6.50%.  Interest payments are payable on the first business day of each calendar month, and increase by 2% following the occurrence and during the continuance of an “event of default,” as defined in the Term Loan Facility. The Term Loan Facility provides for quarterly principal payments on the first business day of each calendar quarter, commencing the first business day of January 2015, in an aggregate principal amount equal to $250,000, subject to adjustment, with the balance payable on the termination date. The Term Loan Facility matures on October 29, 2019.

The Term Loan Facility includes usual and customary mandatory prepayment provisions for transactions of this type that are triggered by the occurrence of certain events.  In addition, the amounts advanced under the Term Loan Facility can be optionally prepaid in whole or part. All prepayments are subject to an early termination fee in the amount of: (a) 4% of the amount prepaid if the prepayment is prior to October 29, 2015; (b) 2% of the amount prepaid if the prepayment is after October 29, 2015, but prior to the October 29, 2016; and (c) 1% of the amount prepaid if the prepayment is after October 29, 2016, but prior to October 29, 2017. There is no prepayment penalty after October 29, 2017.

It is secured by a first priority lien on certain equipment of the Company, and a second priority lien on substantially all of the remaining assets of the Company, excluding intellectual property.

Capital Expenditures

The following table sets forth the open stores and related square footage at November 1, 2014 and November 2, 2013, respectively:

	At November 1, 2014		At November 2, 2013
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL	128	1,106	74	714
Casual Male Retail XL	175	622	236	847
Casual Male Outlet	49	157	54	173
Rochester Clothing	9	83	11	95
Total Stores	361	1,968	375	1,829

Below is a summary of store openings and closings from February 1, 2014 to November 1, 2014:

Number of Stores:	DXL	Casual Male XL Retail	Casual Male XL Outlets	Rochester Clothing	Total Stores
At February 1, 2014	99	198	52	10	359
New stores(1)	3	—	—	—	3
Replaced stores(2)	26	(21)	(2)	—	3
Closed retail stores(3)	—	(2)	(1)	(1)	(4)
At November 1, 2014	128	175	49	9	361

(1)	The opening of new DXL stores represents DXL stores opened in new markets.
(2)

Represents the total number of DXL stores opened in existing markets with the corresponding total number of Casual Male XL stores and/or Rochester Clothing stores closed in such markets in connection with those DXL store openings.

(3)	Represents closed stores for which there were no corresponding openings of a DXL store in the same market.

Our capital expenditures for the first nine months of fiscal 2014 were $30.8 million as compared to $38.2 million for the first nine months of fiscal 2013. The $7.4 million decrease is primarily related to the decrease in average square footage of the new DXL stores opening in fiscal 2014 as compared to the prior year.

For fiscal 2014, our capital expenditures are expected to be approximately $45.7 million and we expect to receive approximately $9.3 million in tenant allowances to offset these expenditures partially. Our guidance includes approximately $35.4 million, excluding any allowance, related to the opening of 41 Destination XL stores and approximately $8.7 million for continued information technology projects, including enhanced web in-store inventory visibility, in-store pick-up of web purchases and access to Company-wide inventory for customer fulfillment, with the remainder relating to general overhead projects. In addition, we expect to close approximately 46 existing Casual Male XL stores and 2 Rochester Clothing stores, most of which are in connection with the opening of new DXL stores.

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires October 29, 2019, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At November 1, 2014, the interest rate on our prime based borrowings was 3.75%. Approximately $30.0 million of our outstanding borrowings were in LIBOR contracts with an interest rate of 1.62%. Based upon a sensitivity analysis as of November 1, 2014, assuming average outstanding borrowing during the first nine months of fiscal 2014 of $31.9 million, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $160,000 on an annualized basis.

Foreign Currency

Our Sears Canada catalog operations conduct business in Canadian dollars and our Rochester Clothing store located in London, England conducts business in British pounds. If the value of the Canadian dollar or British pound against the U.S. dollar weakens, the revenues and earnings of these operations will be reduced when they are translated or re-measured to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of November 1, 2014, sales from our Sears Canada operations and our London Rochester Clothing store were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse effect on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 1, 2014. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 1, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended November 1, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that the resolution of these matters will not have a material adverse impact on our future results of operations or financial position.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended February 1, 2014, as filed with the Securities and Exchange Commission on March 17, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1*

Second Amendment to Sixth Amended and Restated Loan and Security Agreement dated October 30, 2014, by and among Bank of America, N.A., as Administrative Agent and Collateral Agent, the Revolving Credit Lenders identified therein, the Company, as Borrowers’ Representative, and the Company and CMRG Apparel, LLC, as Borrowers.

10.2*

Term Loan and Security Agreement, dated October 30, 2014, by and among Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, the Company, as Borrowers’ Representative, and the Company and CMRG Apparel, LLC, as Borrowers.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*  Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: November 21, 2014	By:	/S/ PETER H. STRATTON, JR.
Peter H. Stratton, Jr.
Senior Vice President and Chief Financial Officer