Form 10-K
period 2015-01-31
DESTINATION XL GROUP, INC.
filed 2015-03-25
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015 (Fiscal 2014)	Commission File Number 01-34219

DESTINATION XL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

(781) 828-9300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of August 2, 2014, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $158.7 million, based on the last reported sale price on that date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily determinative for other purposes.

The registrant had 50,698,965 shares of Common Stock, $0.01 par value, outstanding as of March 6, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III.

DESTINATION XL GROUP, INC.

Index to Annual Report on Form 10-K

Year Ended January 31, 2015

PART I.

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Annual Report are generally located under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding cash flows, operating and gross profit margins, store counts, costs, capital expenditures, borrowings, sales and earnings expectations for fiscal 2015 and beyond, the expected benefit of marketing initiatives and the anticipated pace and number of store openings in fiscal 2015. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause our actual results to differ materially from such forward-looking statements, including, without limitation, risks relating to the execution of our corporate strategy and ability to grow our market share and those risks and uncertainties, set forth under Item 1A, Risk Factors, which begins on page 15 of this Annual Report. Readers are encouraged to review these risks and uncertainties carefully.

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

Item 1. Business

Destination XL Group, Inc., together with our subsidiaries (the “Company”), is the largest specialty retailer of big & tall men’s apparel with retail and direct operations in the United States and London, England. We operate under the trade names of Destination XL®, DXL®, Casual Male XL®, Casual Male XL Outlets, DXL Outlets, Rochester Clothing, ShoesXL® and LivingXL®. We operate 138 Destination XL stores, 157 Casual Male XL retail stores, 48 Casual Male XL outlet stores, 2 DXL outlet stores and 8 Rochester Clothing stores. Our direct business includes our DestinationXL.com and bigandtall.com e-commerce sites which support our stores, brands and product extensions. Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013 as “fiscal 2014”, “fiscal 2013” and “fiscal 2012,” respectively.

OUR INDUSTRY

We believe that the men’s big & tall apparel market, which includes pants with a waist size of 42” and greater, as well as tops sized 1XL and greater, generates approximately $3.5 billion to $4.0 billion in sales annually and represents approximately 11% of the overall men’s apparel business. Growth in this segment has been driven by rapidly changing market demographics. We estimate that our current market share is approximately 11% and believe that we have the potential to reach 17-20%. We believe that we can ultimately achieve this goal by catering to the broader target market, attracting customers from various income, age and lifestyle segments and offering the widest selection of sizes and styles that fit well. A substantial opportunity continues to exist for market share growth from the lower-size range of our market, that is, men in the 38”-46” waist size. These sizes are usually at the high end of the size range for most retailers and, as a result, the selection is usually limited at such retailers.

HISTORY

Our Company was incorporated in the State of Delaware in 1976 under the name Designs, Inc. Until fiscal 1995, we operated exclusively in Levi Strauss & Co. branded apparel mall and outlet stores. In May 2002, we acquired the Casual Male business from Casual Male Corp. at a bankruptcy court-ordered auction. At the time of the acquisition, Casual Male was the largest specialty retailer of men’s clothing in the big & tall market in the United States. As a result of the acquisition, on August 8, 2002, we changed our name to “Casual Male Retail Group, Inc.”

Through fiscal 2010, we primarily operated Casual Male XL retail stores, Casual Male XL outlet stores and Rochester Clothing stores, along with the associated websites and catalogs. We catered to all customers through these three store formats, from our value-oriented customer (Casual Male XL outlets) to our luxury-oriented customer (Rochester Clothing stores). During that year, we tested a new store concept, Destination XL (“DXL”). The DXL store concept merged all of our existing brands under one roof, offering our customers a superior shopping environment with an extensive assortment of product and an increased presence of name brands, without having to shop multiple stores. In addition to offering our customers a wide assortment, we also wanted to provide them with an outstanding and unique shopping experience. We are focused on providing outstanding customer service through our DXL concept, with everything from larger fitting rooms to professional, trained associates providing both personal attention and on-site tailoring. With the success of this store format, we then made a similar change to our e-commerce business in fiscal 2011 when we launched our DestinationXL.com website which, like our DXL store, merged all of our previous websites into one consolidated site providing our customers the ability to cross-shop our brands easily.

Our DXL store format has proven to be successful for us and our customers, and, based on the positive performance and future growth opportunities of this concept, we are in the process of completely transitioning our business by opening DXL stores and exiting the majority of our Casual Male XL retail stores and many of our Rochester Clothing stores. As part of our new direction, in December 2012, we changed our NASDAQ stock ticker symbol to “DXLG” followed by a change in February 2013 of our corporate name to “Destination XL Group, Inc.” We believe the change of our corporate name to Destination XL Group, Inc. better reflects who we are today as we expand the Destination XL concept and rebrand our Company as a whole.

BUSINESS STRATEGY

Our primary business strategy over the near term is to convert the majority of our Casual Male XL and Rochester Clothing stores to our DXL store format.

In fiscal year 2013, we had accelerated our roll-out strategy by opening 51 DXL stores and closing 102 Casual Male XL retail and outlet stores and 2 Rochester Clothing stores.  However, the sales that resulted from this acceleration were below our expectations.  While our DXL stores performed well, our forecasts, especially with respect to immediate sales contribution, had not adequately taken into account the hurdles we would face trying to convert existing customers of the closed Casual Male XL stores to newly opened DXL stores. Our forecasts for fiscal 2013 were based on the results of a limited number of DXL stores and we lacked the benefit of historical data. At the end of fiscal 2013, we engaged a third-party consultant to review the reasonableness of our forecasts and projections and determined that the transition and top-line benefit would take an additional two years to accomplish and that we would benefit by keeping some of the fully-depreciated Casual Male XL stores open longer during the transition, using the additional cash flow from those stores to help fund the transition to the DXL stores.

At the end of fiscal 2013, we identified several strategic shifts that we believed were necessary to drive top-line sales, meet our forecasts and keep us on track for fiscal 2017.  Through the end of fiscal 2014, we successfully accomplished each objective and, as a result, our top-line results exceeded our expectations and we met our earnings guidance for fiscal 2014. The following is a summary of those objectives that we identified last year and successfully executed during fiscal 2014:

●

Avoid early termination of the Casual Male XL stores.  For fiscal 2014, we reduced the number of DXL store openings and reduced the number of Casual Male XL store closings.  Our original plan was to exit our Casual Male XL stores as leases expired or sooner if market conditions were favorable.  However, as a result, we were prematurely closing profitable Casual Male XL stores.  If a Casual Male XL store is not a direct roll–in to a new DXL store and the current Casual Male XL store is generating positive cash flow, we will continue to operate the store through the transition, if possible.  In fiscal 2014, we closed only 41 Casual Male XL retail stores (as compared to closing 99 Casual Male XL retail stores in fiscal 2013).  In addition, we returned many of our Casual Male XL stores to standard store hours, which had positive impact on our top-line.  We also slowed the pace of our DXL store openings, opening 39 DXL stores and 2 DXL outlets in fiscal 2014, and reduced the average store size of many to 7,000-8,000 square feet. These changes have helped to reduce our capital expenditure costs and improved liquidity and overall store profitability.

●

Completed store construction prior to holiday selling season.  In fiscal 2013, many of our new stores opened too late in the year, missing the holiday selling season.  In fiscal 2014, all 41 DXL stores and DXL outlets were open by mid-November, prior to the key selling weeks, benefiting sales while also helping to offset the transition costs.

●

Casual Male XL stores have remained open through transition.  Unlike fiscal 2013, when we often closed a Casual Male XL store before the new DXL store opened, in fiscal 2014, we kept these stores open and they served as ambassadors to help direct our customers to the new DXL store so that we are able to improve the conversion of our Casual Male XL customers to the DXL store concept.  We invested in several in-store marketing initiatives which were also very successful in helping transition our customer base.  In fiscal 2014, we improved our conversion rate of Casual Male XL customers to DXL to 44%, from 37% in fiscal 2013 and also grew our customer base, which had seen erosion over the past few years.

●

Opened 7 smaller format DXL stores.  We have identified certain markets where our customer base is not dense enough to support a 7,000-8,000 square foot DXL store, but would be able to support a smaller 5,000-6,500 square foot DXL store.  During fiscal 2014, we opened 7 of these smaller format stores and, based on the positive results of this smaller footprint, we expect to open 16 additional smaller format stores in fiscal 2015.  This smaller format provides additional growth opportunities for continued store growth beyond fiscal 2017.

●

Continued to fund our marketing program, with a primary focus on increasing customer traffic. Our in-store promotions and national advertising campaign positively contributed to our top-line growth in fiscal 2014.  In addition, we moved the timing of our fall marketing campaign three weeks later in fiscal 2014, which benefited our holiday selling season.  We also ran a January promotion which not only helped drive sales post-holiday but also cleared year-end merchandise.  In the fourth quarter of fiscal 2014, the number of transactions in our DXL comparable stores increased 13.9% over the prior year, primarily driven by an increase in our store traffic and conversion of that store traffic to top-line sales.   Our overall improvement in store traffic is a positive indication to us that our marketing initiatives are reaching our customers. See “Marketing and Advertising” below for a detailed discussion.

We expect to substantially complete our transition by the end of fiscal 2017 with an estimated 230 DXL stores. In addition, we expect to have 75-100 Casual Male XL retail and outlet stores and three of our high-volume Rochester Clothing stores open.

With 138 DXL stores and 2 DXL outlets open at the end of fiscal 2014, we are more than half way through our transition.  From a financial perspective, we expect incremental transition costs for the remaining 90 DXL stores, in the aggregate, of approximately $15.0 million for fiscal 2015 through fiscal 2017, primarily associated with pre-opening occupancy costs, lease terminations and additional selling, general and administrative (“SG&A”) expenses. In addition, we expect our capital expenditures associated with these DXL stores will be approximately $45.0 million. These incremental occupancy, SG&A and capital costs of approximately $60.0 million, associated with the rollout, are expected to be funded primarily from operating cash flows and borrowings under our credit facility. We continue to believe, based on our projections and current economic conditions, that this investment will significantly enhance revenues and ultimately produce double digit operating margins for the longer term.

In addition to our DXL transition, we are also investing in several initiatives to move us from a multi-channel retailer to a fully operational omni-channel retailer.  During fiscal 2014, we made significant progress on this initiative with the implementation and rollout of new software that enabled us to offer our in-store inventory to our e-commerce customer.  By increasing the visibility of our chain-wide inventory through our direct channel, we have been able to capture incremental sales while at the same time reducing the level of clearance merchandise at the store level.  In the first quarter of fiscal 2015, we are on track to launch “in store pick up” which will allow online customers to purchase online and then pick up in store.  We also upgraded our e-commerce website to accommodate the growing preference by consumers to shop on mobile devices.  Our website was optimized for smart phones in 2014 and will be further optimized for tablets in 2015.  As a result of these omni-channel initiatives, we started to see a shift in our business model in fiscal 2014.  With sales originating in one channel, but fulfillment occurring in another, it is becoming less meaningful to report our retail business separately from our direct business.  As a result, beginning in the third quarter of fiscal 2014, we no longer report comparable sales separately by channel and instead only report total Company comparable sales, including the direct business. We expect that we will continue to report separately on comparable sales for our DXL stores until the transition is substantially complete.

OUR BUSINESS

We operate as an omni-channel retailer. Through our multiple brands, which include both branded apparel and private-label, we offer a broad range of merchandise at varying price points, catering from the value-oriented customer to the luxury-oriented customer. Our objective is to appeal to all of our customers by providing a good, better, best array of product assortments in all primary lifestyles with multiple and convenient ways to shop.

Our DXL stores cater to all income demographics and offer our customers merchandise in all lifestyles from casual to business, young to mature, in all price ranges and in all large sizes from XL and up. Our Casual Male XL stores carry primarily moderately priced branded and private label casual sportswear and dresswear, while our Rochester Clothing stores carry fine quality, designer and branded menswear. We also operate Casual Male XL outlets and DXL outlets for our value-oriented consumer. In addition to our stores, we operate our Destination XL e-commerce site which is similar to our DXL store concept and offers a brand range of merchandise at each price point, including a complete offering of shoes.

Another critical part of our business operation is managing the number of sizes offered to our customers and optimizing our in-stock position throughout each season. We maintain a consolidated inventory across all channels which enables us to manage our in-stock position of all sizes effectively, ultimately improving customer service. Moreover, our planning and allocation methodologies, with respect to store assortment planning, help to optimize each location’s market potential without excessive inventory levels.

MERCHANDISE

A vital component of our business strategy is to offer our customers a broad assortment of apparel that is appropriate to our diverse customer base. Regardless of our customers’ age, socioeconomic status, or lifestyle preference, we are able to assemble a wardrobe to fit our customers’ apparel needs. In addition, we offer such assortments in private-label product, balanced with an array of brand name labels. With over 5,000 styles available, we carry tops in sizes up to 8XL and 6XLT, bottoms with waist sizes 38” to 66”, and shoes in sizes 10W to 18. In addition, we added to our product assortment a smaller fit XL and XLT to appeal to our target “end-of-rack” customer.

Our stores are merchandised to showcase entire outfits by lifestyle, including traditional, active, denim, dress wear and contemporary. This format allows us to merchandise key items and seasonal goods in prominent displays and makes coordinating outfits easier for the customer while encouraging multi-item purchases. This lifestyle layout also allows us to manage store space more effectively in each market to target local demographics. The key item strategy is also fully integrated by lifestyle, allowing us to focus on merchandise presentation and offer our customers a compelling value proposition.

Merchandise assortments in our DXL stores are organized not only by lifestyle, but within each lifestyle, the assortments are shown in a “good”, “better”, “best” and “luxury” visual presentation, again to benefit our customers’ ease of shopping. With the “best” merchandise assortments featured most prominently in the DXL store, our customers are able to visualize current fashion trends and easily select their wardrobes within their desired price points in a convenient manner.

We carry several well-known national brands of merchandise as well as a number of our own private-label lines within our “good”, “better”, “best” and “luxury” price points.  The penetration of branded apparel in our DXL stores can range from 15% to 80%, depending on several factors, but on average, our DXL stores carry approximately 43% of branded merchandise.

Higher-End Luxury Fashion Apparel -“Best” and “Luxury” Merchandise

Within this higher-end price range, we carry a broad selection of quality apparel from well-known branded manufacturers such as Bogosse®, Brooks Brothers®, Gran Sasso, John Laing, Remy, Jack & Jokers, Psycho Bunny, Derek Rose, Brioni®, Coppley, Eton®, Hickey Freeman®, Jack Victor®, Lucky, Michael Kors®, Pantherella®, Paul & Shark, Peter Millar, Robert Graham®, Robert Talbot, St. Hillaire, Ted Baker®, Tulliani, True Religion®, Turnbull & Asser® and David Donahue.

Moderate-Priced Apparel -“Better” Merchandise

We offer our customer an extensive selection of quality sportswear and dress clothing at moderate prices carrying such well-known brands such as: Junk Food, Rainforest, Retro Brand, Cutter & Buck, Levis, Adidas Golf, Columbia, Berne, Carhartt, Callaway®, CK Jeans®, CK Sport®,  Jockey®, Lacoste®, Majestic, Polo Ralph Lauren®, Tommy Bahama®, Tommy Hilfiger®, Tallia® and Trafalger.

In addition, we carry several private-label lines:

●	Twenty Eight Degrees™ is targeted as a contemporary/modern line offering sportswear, loungewear, related separates, neckwear and dress shirts.
●	Society of One is a jeanswear brand catering to the needs of the fashion denim customer.
●	Rochester is a line that targets traditional luxury styles. We also offer a complete selection of sportcoats, dress shirts and neckwear under our Rochester Black Label private label.

Value-Priced Apparel -“Good” Merchandise

For our value-oriented customers, we carry Geoffrey Beene®, Cubavera, Nautica® and Nautica Jeans®, Dockers, Lee, Perry Ellis, Wrangler, Reebok and Creekwood. In addition we carry several private label lines:

●	Harbor Bay® was our first proprietary brand and it is a traditional line which continues to represent a significant portion of our business, specifically in terms of our core basic merchandise.
●

Gold Series™ is our core performance offering of tailored-related separates, blazers, dress slacks, dress shirts and neckwear that blends comfort features such as stretch, stain resistance and wrinkle-free fabrications with basic wardrobe essentials.

●	Synrgy™ targets the customer looking for a contemporary/modern look.
●	Oak Hill® is a premier line catering to those customers looking for slightly more style and quality than our Harbor Bay line but still in a traditional lifestyle.

●	True Nation® is a denim-inspired line consisting of vintage-screen t-shirts and wovens and is geared towards our younger customers.
●	Island Passport® is an island-inspired line of camp shirts, printed woven shirts and relaxed island-inspired pants.

RETAIL CHANNEL

Destination XL stores (“DXL”)

Our DXL store concept brings all of our brands together in one format. Our target customer group is a very diverse group, and we have previously catered to them in individual groups through our various channels and brands, such as our Casual Male XL outlets for our value-oriented customers, Casual Male XL for our moderate-price customers and Rochester Clothing for our high-end customers. The size of the DXL stores, which contain almost triple the product assortments of a Casual Male XL store, currently averages 8,500 square feet, but is expected to average closer to 7,000 to 8,000 square feet as the Company opens future DXL stores. In fiscal 2014, we opened seven smaller 5,000-6,500 square foot stores in locations where the customer base is not dense enough to support our larger DXL format. Because these locations are smaller, they carry a smaller product offering than our other DXL stores but are representative of the “good, better, best” merchandise strategy. The locations of our DXL stores are also an essential aspect of our roll-out. We require locations where our stores are highly visible, potentially adjacent to regional malls or other high-traffic shopping areas.

Our legacy Casual Male XL store format, which averages 3,500 square feet, was small and crowded. With our larger DXL store format, we are able to provide our customers a spacious store with up to three times the product offering of a Casual Male XL store. The merchandise in our DXL stores is organized by lifestyle: active, traditional, modern and denim with a representation of all of our brands and price points, utilizing a “good, better, best” pricing structure. Depending on the customers in each respective market, we can adjust the appropriate mix of merchandise, with varying selections from each of our price points, to cater to each demographic market. This larger store format also provides us the footprint necessary to carry a complete offering of dress wear, including tailored and “made-to-measure” custom clothing, as well as a selection of shoes in extended sizes and a broad assortment of accessories such as belts, ties, and socks.

During fiscal 2014, we opened 39 DXL stores, bringing our store count at January 31, 2015 to 138 DXL stores. The average sales per square foot for our DXL stores increased 10.0% to $165 for fiscal 2014 as compared to $150 for fiscal 2013. Once a DXL store matures, we expect sales will be approximately $200-220 per square foot. For fiscal 2014, we had 27 DXL stores that had sales greater than $200 per square foot.  For fiscal 2015, we plan to open 40 DXL stores resulting in approximately 178 DXL stores operating at the end of fiscal 2015. By the end of fiscal 2017, we expect to have opened approximately 230 DXL stores.

Casual Male XL retail stores

At January 31, 2015, we operated 157 Casual Male XL full-price retail stores, located primarily in strip centers, power centers or stand-alone locations. The majority of the merchandise carried in our Casual Male XL stores is moderate-priced basic or fashion-neutral items, such as jeans, casual slacks, tee-shirts, polo shirts, dress shirts and suit separates. These stores also carry a full complement of our “better” private label collections. The average Casual Male XL retail store is approximately 3,500 square feet and has approximately $180 in sales per square foot annually.

Casual Male XL/DXL outlet stores

At January 31, 2015, we operated 48 Casual Male XL and 2 DXL outlet stores designed to offer a wide range of casual clothing for the big & tall customer at prices that are generally 20-25% lower than our moderate-priced merchandise. Much of the merchandise in our outlet stores is offered with the purchasing interests of the value-oriented customer in mind. In addition to private-label and branded merchandise at our “good” price tier, our outlets also carry clearance product obtained from DXL, Casual Male XL and Rochester Clothing stores, offering the outlet customer the ability to purchase branded product and fashion product for a specially reduced price. As we open our DXL stores, the mix of branded product flowing into the outlets will increase to approximately 30% as we move inventory out of our DXL stores to keep it current while enhancing the branded presence in our outlets. During fiscal 2014, two Casual Male XL outlets were replaced with two DXL outlet stores, with slightly more square footage and better locations.  The average outlet store is approximately 3,300 square feet and has approximately $195 in sales per square foot annually.

Rochester Clothing stores

At January 31, 2015, we operated 8 Rochester Clothing stores, located in major cities throughout the United States and one store in London, England. The Rochester Clothing stores have a wide selection of our “best” merchandise which consists primarily of high-end merchandise from well-recognized brands. In addition, the stores also carry a few private-label lines especially designed for our high-end customer. The average Rochester Clothing store is approximately 9,300 square feet and has approximately $311 in sales per square foot annually. Although some of our Rochester Clothing stores will close over the next few fiscal years as we open DXL stores in the same geographical market, by the end of fiscal 2016 we currently expect that 3 of our high-traffic Rochester Clothing stores will remain open.

DIRECT CHANNEL

Our direct business, which consists primarily of our e-commerce business, is a vital part of our growing omni-channel business approach, allowing us to service our customers whether it be in person at a store, over the telephone, online via a computer, smartphone or tablet. Our direct business bridges that gap for us by encouraging and expecting our store associates to use our website to help fulfill our customers’ clothing needs. If a wider selection of a lifestyle, color or size of an item is not available in our store, then our store associates can order the item for our customer through our direct channel and have it shipped to the store or directly to the customer.

We are starting to see more transactions that begin online but are ultimately completed in store.  This past year we enhanced our website functionality to showcase all store inventories online.  Previously, our direct customer was limited to inventory available in our centralized distribution center.  With this new technology, we can now fulfill from the store an item that is out-of-stock in our warehouse.  This capability has not only resulted in incremental sales for fiscal 2014, but it has also helped us reduce clearance merchandise at the store level and improve long-term margins.  Our clearance merchandise decreased to approximately 8.4% at January 31, 2015 as compared to 10.3% at February 1, 2014.

In fiscal 2015, we expect to continue to expand on our omni-channel initiatives by offering our customers the ability to order online and pick-up in store on the same day.  Our customer’s shopping behavior continues to evolve across multiple channels and we are working to meet his needs.

Destination XL® E-Commerce Site

In fiscal 2013, we combined all of our then-existing web addresses: www.casualmalexl.com, www.rochesterclothing.com, www.btdirect.com, www.livingxl.com and www.shoesxl.com and redirected our users to our new comprehensive Destination XL website. Similar to our DXL store concept, our www.destinationxl.com website allows our customers to shop across all of our brands and product extensions with ease and brings all of our customers to one website. Our customers were previously classified as a “Rochester” customer or a “Casual Male” customer.  Now, our customers are all “DXL” customers, which no longer limits our customer’s ability to access our full product assortment.

From the Destination XL homepage, customers can search across all of our brands and, similar to our stores, shop merchandise from value-oriented to luxury price points.  In addition, a customer can tailor their search using our “size profile.”  Our Destination XL website also offers a complete line of men’s footwear in extended sizes, offering our customers a full range of footwear in hard-to-find sizes.  Although our DXL stores all have a selection of footwear available, we are able to offer a full assortment of sizes and styles through our website.  The assortment is a reflection of our apparel, with a broad assortment from moderate to luxury and from casual to formal. We currently have a selection of more than 500 styles of shoes, ranging in sizes from 10W to 18M and widths up to 6E. We carry a number of designer brands including Cole Haan®, Allen Edmonds®, Timberland®, Calvin Klein®, Lacoste®, Donald J. Pliner and Bruno Magli®.

In addition to our Destination XL website, our customers can also access our LivingXL website directly from our homepage.  LivingXL is an online-only store that specializes in the selling of select high-quality products which help larger people maintain a more comfortable lifestyle. The types of products sold on our website benefit both men and women and include chairs, outdoor accessories, travel accessories, bed and bath and fitness equipment.

In recent years, we have seen a significant increase in the number of visitors to our websites from a mobile device. As such, in the summer of fiscal 2013, we launched a mobile optimized website, m.destinationxl.com, creating an improved experience around product browsing, checkout, access to loyalty program information, researching inventory in a local store, and finding a local store location. An improved experience was also created for international visitors. Upon entering our full site, these visitors are identified based on where they reside globally and are now able to shop in their local currency. In addition, checkout is customized based on their location, with local payment methods and a guaranteed cost including shipping and taxes. Further enhancements, including a tablet optimized site, are planned for fiscal 2015.

BigandTall.com

During fiscal 2014, we launched a new website: www.bigandtall.com. This website is separate from our Destination XL site, catering to a value-oriented customer and exclusively offering an assortment of promotional and clearance merchandise.

Franchised DXL Store

In April 2012, pursuant to a franchise agreement between one of our subsidiaries and The Standard Arabian Business & Enterprises Company (SABECO), we opened our first franchised Destination XL® store in the Middle East at the Symphony Mall in Kuwait City, Kuwait.

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

Our core merchandise makes up over 40% of our “better” assortment and over 20% of our “best” assortment. Our planning and allocation team estimates quantity and demand several months in advance to optimize gross margin and minimize end-of-season merchandise for all seasonal merchandise. We have implemented an omni-channel approach towards our assortment planning methodology that customizes each store’s assortment to accentuate lifestyle preferences for each store.

Our merchandising data warehouse provides the merchandising team with standardized reporting for monitoring assortment performance by product category and by store, identifying in-stock positions by size and generally monitoring overall inventory levels relative to selling. At season end, we analyze the overall performance of product categories, overall assortments and specific styles by store to focus on the opportunities and challenges for the next season’s planning cycle.

During the season, we utilize a markdown optimization tool to monitor the selling performance of our fashion assortments and compare against the planned selling curves. When actual selling performance significantly drops below planned selling curves, we make in-season pricing adjustments so that we maintain planned levels of residual fashion product at season’s end.

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

STORE OPERATIONS

We believe that our store associates are the key to creating the highest quality experience for our customer. Over the past five years, we have worked to change the culture of our stores from essentially an operationally-driven organization to a sales-driven, customer-centric organization. Our overall goal is to help our associates become less task oriented and more focused on serving the customer. We want our associates to help our customer meet his apparel needs through building his wardrobe, not just selling our customer a single item. In order to do this, we have invested in educating our associates. Our associates have been trained to be tailored clothing experts, capable of accommodating our customer’s style and fit needs with ready-to-wear and made-to-measure custom clothing. Our training approach provides product knowledge as well as behavioral training.  We are educating our associates on how to interact and strengthen the relationship with each customer. A key component to the success of this program is having the right caliber of store associates. In order to accomplish this, we use two national workforce solution companies to assist us. Once hired, our new DXL store management team is enrolled in a world-class training program with time spent in one of our two regional training centers.  Store Managers are enrolled in a four week training program and Assistant Managers are enrolled in a three week training program. Our Regional Sales Managers, Store Managers and Assistant Managers are brought on board by one of two Directors of Regional Training, both with significant experience in providing excellent customer service.

Each new store management team will spend time in a DXL store practicing hands-on learning. In turn, this will allow each new store management team to be able to apply the skills learned during training in successfully managing their respective stores. Each new manager will then be put through a Certification Process. They will be certified in their specific store location by their Regional Sales Manager as well as the Area Vice President or Vice President of Sales. Certification ensures that each new management team is fully prepared to manage a DXL store successfully. In an effort to continue developing and enhancing our business, we are working to optimize one of our greatest opportunities, which is our Tailored Clothing category. We have added a Director of Field Training along with an Advanced Training program centered on Tailored Clothing, to directly impact this opportunity going forward.

We are able to gauge the effectiveness of our training through measuring sales productivity at each level of the field organization, including individual sales associates. We believe these educational programs, together with monitoring sales metrics to help identify opportunities for further training, will improve sales productivity and strengthen our customer’s brand loyalty.

Each DXL, Casual Male XL and Rochester Clothing store is staffed with a store manager, assistants and associates. The store manager is responsible for achieving certain sales and operational targets. Our DXL, Casual Male XL and Rochester Clothing stores have an incentive-based commission plan for managers and selling staff to encourage associates to focus on our customer’s wardrobing needs and sales productivity.

Our field organization is overseen by our Chief Sales Officer (Senior Vice President of Store Sales & Operations) and is comprised of approximately 20 Regional Sales Managers, who provide management development and guidance to individual store managers. Our organization is divided among two geographical zones. Each zone is run by a Vice President of Sales and consists of two Area Vice Presidents, ten Regional Sales Managers and six Area Managers. Each Regional Sales Manager is responsible for hiring and developing store managers at the stores assigned to that Regional Sales Manager’s area and for the overall operations and profitability of those stores. Regional Sales Managers report to one of our four Area Vice Presidents, who report directly to one of our two Vice Presidents of Sales.  The Vice President of Sales for each retail zone reports directly to our Chief Sales Officer (Senior Vice President of Store Sales & Operations).  Our Outlet division is overseen by our Vice President of Outlets, who, in turn, has four Outlet Area Managers overseeing the outlet stores, dividing the country by central, east, south and west. The Vice President of Outlets reports to the Chief Sales Officer.

The Chief Sales Officer (Senior Vice President of Store Sales & Operations), the Vice President of Store Operations & Training and the two Vice Presidents of Sales coordinate all sales and operations initiatives and activities along with the support of the Director of Field Training, the Director of Training & Operations, and the Director of Operations & Communications.

MARKETING AND ADVERTISING

In fiscal 2014, we made significant advancements in Destination XL’s brand awareness and increased sales during the campaign time-periods. We were able to grow the aided awareness from 24% in the spring of 2014 to 33% by the end of our 2014 fall campaign. In those markets where we have a DXL store, our aided awareness is 40%. This rivals the awareness of Casual Male even with its decades of history. As we built the awareness, we were also able to grow DXL comparable sales during the campaign. We saw strong double-digit comparable sales increases during both of our advertising campaigns.  Our advertising campaigns increased our store traffic and we were able to convert that increase in traffic to top-line sales, resulting in a 13.3% increase in total transactions for the year.

Our e-commerce business continues to perform well. We are driving more customers to the site. In the fourth quarter of fiscal 2014, we saw a 21% increase in traffic. Additionally, we saw that our share of online traffic for big and tall websites exclusively increased to 50% from 40% a year ago. Improvements to our website functionality coupled with increased spending in paid search, affiliate marketing, and banner advertising have had the greatest impact on the positive online performance.

After experiencing several years of declining comparable customer count, in fiscal 2014, we changed the course of that trend. In October 2014, we began to compare positively against our 12-month customer count, and the positive gap between this year and last year’s count has continued to widen. With a good balance of store openings and closings, higher customer acquisition rates, improved customer retention, and higher conversion rates of Casual Male customers to DXL, we expect our customer count to continue to increase in fiscal 2015.

According to our review of trends, the DXL concept is acquiring more customers at a substantially higher rate than the Casual Male XL stores and is also retaining customers at a much higher rate. Comparing DXL’s customer count to Casual Male’s customer count further demonstrates how consumers are gravitating to the new DXL store concept. The average DXL store has 88% more customers than the average Casual Male XL store. On a comparable store basis, DXL customer counts increased by 10% in fiscal 2014, whereas Casual Male decreased by 1%. Additionally, in fiscal 2014, DXL stores retained 32% more customers than Casual Male XL stores. Our ability to grow DXL customers and retain them has been the key to achieving the positive sales growth and comparable customer count for those stores.

In addition to growing the active customer base within DXL, we are also growing the “end of rack” customer which is a 38-46” waist man, a demographic we increasingly rely upon for our growth. Three years ago, this customer was one-third of our bottoms business, and in the fourth quarter of fiscal 2014, this customer now represents 45% of our bottoms business. This is the highest penetration that we have had with this target group, which further illustrates our ability to target and subsequently acquire a customer who is representative of a larger segment of the marketplace.

Converting customers from Casual Male XL to DXL has been and continues to be a critical initiative for us. For stores opened between fiscal 2010 and fiscal 2013, we have converted 44% of Casual Male XL’s existing customers to new DXL customers. This figure is up from 36% at the start of fiscal 2013. For those stores that opened in fiscal 2014, we are converting customers at a rate that is 15% higher than for those stores opened in the previous year. Additionally, of those customers who convert at the outset, more than 40% of them shop again within 4 months of their first DXL experience.

In fiscal 2015, as we close more of our Casual Male XL stores, we will continue our efforts to increase awareness of DXL and convert Casual Male XL customers to our DXL stores. Our focus will continue to be on transitioning our best Casual Male XL customers first, followed by the other very active, high sales contributing tiers of customers. We have amplified the communication of DXL in Casual Male XL stores through more explicit and explanatory signage, greater storefront communication and improved associate advocacy. Before the closure of every Casual Male XL store, we have begun an aggressive direct mail campaign to provide an incentive for Casual Male XL consumers to shop the new DXL store.

Our marketing strategy will continue to be focused on converting and retaining our Casual Male XL customers to DXL, increasing customer acquisition, and driving web traffic and sales. We will continue to communicate Destination XL and its value to consumers through a broad media approach that is similar to the one we deployed in fiscal 2014. We will use a similar media strategy with a creative concept that has tested among focus groups to be superior to the ad which first aired in fiscal 2014. Additionally, we will increase our spending in e-commerce marketing as we continue to see a positive omni-channel return on our e-commerce investments.

Our marketing spend for fiscal 2015 is expected to be lower than fiscal 2014. We plan to reduce the marketing spend by $2.0 million to $24.0 million, or 5.5% of sales, for fiscal 2015 as compared to $26.0 million, or 6.3% of sales, for fiscal 2014. We anticipate that the marketing spend will continue to be reduced in fiscal 2016. By gaining improved efficiencies in media buying and creative development, we believe this reduction will not have an adverse effect on our sales, awareness, or customer acquisition goals.

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

DISTRIBUTION

All of our distribution operations are centralized at our headquarters located in Canton, Massachusetts. However, if merchandise is available at the store level but not available at the distribution center, our stores are capable of completing the order and shipping it directly to a customer.

We believe that having one centralized distribution facility minimizes the delivered cost of merchandise and maximizes the in-stock position of our stores. We believe that the centralized distribution system enables our stores to maximize selling space by reducing necessary levels of back-room stock carried in each store. In addition, the distribution center provides order fulfillment services for our e-commerce business.

Since 2003, we have utilized United Parcel Services (“UPS”) for all of our store shipments as well as our domestic customer deliveries. This association with UPS has improved our distribution capabilities while also reducing our shipping costs by utilizing zone skipping. By utilizing UPS, we are able to track all deliveries from the warehouse to our individual stores, including the status of in-transit shipments. In addition, we are able to provide our Direct-to-Consumer customers with Authorized Return Service and Web labels, making returns more convenient for them. We also have the ability, through UPS, to use the United States Postal Service-SurePost.  SurePost normally take 1-2 days longer for delivery but provides cost savings when shipping direct to a customer’s residence.  Our current contract with UPS is through January 2020.

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

Our management information systems consist of a full range of retail merchandising and financial systems which include merchandise planning and reporting, distribution center processing, inventory allocation, sales reporting, and financial processing and reporting. Our business operates primarily on an IBM AS/400 platform, with the e-commerce/direct-to-consumer business on the Oracle and Intel/Microsoft environments. We believe that our current infrastructure provides us the ability and capacity to process transactions more efficiently and provides our management team with comprehensive tools with which to manage our business.

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

The business is supported by a POS business application provided by Epicor. The POS applications capture daily transaction information by item, color and size. Communication between our corporate headquarters and all of our stores is facilitated on a daily basis through the use of an electronic mail system. The POS system includes a multitude of features including CRM tools that enable us to track customer buying habits and provides us with the ability to target customers with specific offers and promotions. During fiscal 2013, we upgraded our DXL stores to a state-of-the-art POS hardware platform supplied by Hewlett-Packard. In fiscal 2015, we are planning to implement the latest store system solution from Epicor Software in our DXL locations to further support our business.

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

Using Epicor’s QuantiSense, a business intelligence and data warehousing application, we are able to provide our management team with the ability to integrate data from several sources into reports that are useful and easily obtained. With its customized reporting capabilities, we have visibility down to the lowest level: style, SKU and store. Over the past few years, we have developed customized reporting that has been extremely beneficial to our business. With the use of this software, we now have store grading applications and size scaling to the store level. In an effort to further improve our inventory management, we have created a standardized set of “best practices” for both our merchandise allocation and planning groups.

Our direct business and retail business maintain a shared inventory system and we operate a single system platform for DXL, Casual Male and Rochester Clothing which delivers excellent efficiencies and makes our full product assortment available to all of our business formats.

We are continually improving our web environment. In fiscal 2013, we introduced a mobile optimized site to capitalize on the growing use of mobile devices to look up store information, review product offerings, and complete purchases. In addition, the current web site is fully integrated with global ecommerce company, Borderfree, to accommodate international customers by providing multi-currency pricing, payment processing, and international shipping. Functionality was also implemented to support an online custom shirt program and an in-store application to support both a custom suit and custom shirt program.

Since fiscal 2013, we have been using the BrainShark communication and training platform for our stores. This platform continues to provide efficiencies in delivering information, training, and task management to all our locations. During fiscal 2014, we rolled out an eBay/VendorNet solution enabling us to access our entire DXL store inventory for customer fulfillment, making us truly omni-channel. The solution is fully integrated with UPS to facilitate the store shipments to customers. As a result, we are seeing more transactions that begin online but are ultimately completed at the store level.

In addition, we deployed improvements to optimize our assortment planning and assortment execution capabilities. We also implemented a new web site, www.bigandtall.com, offering promotional and clearance product to appeal to our more value-oriented customers. Other significant technology upgrades in fiscal 2014 included a new web customer preferred shipping functionality with improved shipping service options and the Oracle Endeca Guided Search module to improve search engine optimization and the customer experience on the web.

During fiscal 2015, we plan to implement a new in-store customer ordering capability to better service our customers’ needs that are not fully satisfied by in-store inventory. New functionality and infrastructure will be implemented to enable our customers to buy online and pickup in store. In fiscal 2015, we will also implement a tablet optimized site to further capitalize on the continued growth of mobile e-commerce. Other planned fiscal 2015 initiatives include more accurate store customer traffic counters and an upgrade of our core financial applications.

COMPETITION

Our business faces competition from a variety of sources, including department stores such as Macy’s and Dillard’s, mass merchandisers, other specialty stores and discount and off-price retailers, as well as other retailers that sell big & tall merchandise. While we have successfully competed on the basis of merchandise selection, comfort and fit, customer service and desirable store locations, there can be no assurances that other retailers will not adopt purchasing and marketing concepts similar to ours. Discount retailers with significant buying power, such as Wal-Mart and J.C. Penney, represent a source of competition for us. The direct business has several competitors, including the King Size catalog and website.

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

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the holiday season.

TRADEMARKS/TRADEMARK LICENSE AGREEMENTS

We own several service marks and trademarks relating to our businesses, including, among others, “Destination XL®”, “DXL®”, “Big on Being Better™”, “Casual Male®”, “Casual Male XL®”, “Rochester Big & Tall®”, “Harbor Bay®”, “Oak Hill Established 1972®”, “Oak Hill®”, “Flex-Zone®”, “Comfort Zone®”, “Synrgy™”, “Twenty-Eight Degrees™”, “Society of One®” and “True Nation®”. We also hold a U.S. patent for an extendable collar system, which is marketed as “Neck-Relaxer®” and a U.S. copyright for a no iron hang tag.

EMPLOYEES

As of January 31, 2015, we employed approximately 2,435 associates. We hire additional temporary employees during the peak fall and Holiday seasons. None of our employees is represented by any collective bargaining agreement.

AVAILABLE INFORMATION

Our corporate website is www.destinationxl.com.   Our investor relations site is http://investor.destinationxl.com. We make available, free of charge, through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we have electronically filed such material with, or furnished such materials to, the Securities and Exchange Commission. The SEC maintains an internet site that contains reports, proxy and information statements, and other information for issuers that file electronically with the SEC at http://www.sec.gov.

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

The following risk factors are all of the important factors of which we are aware that could cause actual results, performance or achievements to differ materially from those expressed in any of our forward-looking statements. We operate in a continually changing business environment and new risk factors emerge from time to time. Other unknown or unpredictable factors also could have material adverse effects on our future results, performance or achievements. We cannot assure you that our projected results or events will be achieved or will occur.

Risks Related to Our Company and Our Industry

We may not be successful in executing our DXL strategy and growing our market share.

We are currently implementing our strategic plan to open 230 DXL stores by the end of fiscal 2017 while simultaneously closing a significant number of our Casual Male XL retail stores and Rochester Clothing stores. However, for us to be successful in the future and maintain growth, we must be able to continue increasing our market share within the big & tall industry. Our growth and market share are dependent on our ability to successfully execute the roll-out of our DXL store concept, convert our existing Casual Male and Rochester customers into DXL customers and continue to attract new customers. Our inability to execute successfully the following factors, among others, could prevent us from growing our market share and DXL brand, which could have a material adverse effect on our results of operations, cash flows and financial position:

●	negotiate favorable lease arrangements for new DXL stores;
●	exit existing lease agreements on favorable terms;
●	effectively open and close stores within established cost parameters;
●	coordinate the timing of DXL store openings and Casual Male XL store closings;
●	hire qualified store management and store associates;
●	develop an effective marketing program to build brand and store concept awareness as well as increase store traffic;
●	predict and respond to fashion trends, while offering our customers a broad selection of merchandise in an extended selection of sizes;
●	grow our DXL e-commerce business, benefiting our omni-channel environment;
●	maintain our existing customer base as we transition them to the DXL store format;
●	attract and retain new target customers to our DXL concept;
●	continue to grow and then sustain dollars-per-transaction and share of wallet; and,
●	operate the DXL store concept at appropriate operating margins.

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

Our business may be adversely affected by economic and political issues abroad.

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

If we are unable to successfully develop and implement our omni-channel initiatives, our market share and financial results could be adversely affected.

One of our strategic initiatives has been to move from being a multi-channel retailer to an omni-channel retailer. Our customer’s shopping behavior continues to evolve across multiple channels and we are working to meet his needs. Our goal is to provide a seamless customer experience whether he shops at a store, on-line, or from a smartphone or other device. During fiscal 2014, with the implementation of new software, our inventory at the store level is now visible on our website and available for both web and in-store orders. We expect to continue to make similar ongoing investments in our information technology systems to support our evolving omni-channel capabilities.

Omni-channel retailing is rapidly evolving and our success depends on our ability to anticipate and implement innovations in sales and marketing technology and logistics in order to appeal to existing and potential customers who increasingly rely on multiple channels to meet their shopping needs.  In addition, our competitors are also investing in omni-channel initiatives, some of which may be more successful than our initiatives.

If the implementation of our omni-channel initiatives is not successful, our systems are unable to support such initiatives, or if our competitors are more successful, our financial results and our market penetration may be adversely affected.

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

In addition, even if our current manufacturers continue to manufacture our products, they may not maintain adequate controls with respect to product specifications and quality and may not continue to produce products that are consistent with our standards. If we are forced to rely on manufacturers who produce products of inferior quality, then our brand recognition and customer satisfaction would likely suffer. These manufacturers may also increase the cost to us of the products we purchase from them.

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

Our future success is dependent on the personal efforts, performance and abilities of our key management which includes our executive officer as well as several significant members of our senior management. For example, the loss of the services of David Levin, our President and Chief Executive Officer, who is an integral part of our daily operations and is the primary decision maker in all our important operating matters, could significantly impact our business until an adequate replacement or replacements can be identified and put in place. The loss of any of our senior management may result in a loss of organizational focus, poor operating execution, an inability to identify and execute strategic initiatives, an impairment in our ability to identify new store locations, and an inability to consummate possible acquisitions.

The competition is intense for the type of highly skilled individuals with relevant industry experience that we require and we may not be able to attract and retain new employees of the caliber needed to achieve our objectives.

Our business may be negatively impacted and we may be liable if third parties misappropriate proprietary information of our customers and breach our security systems.

We may be harmed by security risks we face in connection with our electronic processing and transmission of confidential customer information. During fiscal 2014, approximately 90% of our sales were settled through credit and debit card transactions. Any security breach could expose us to risks of loss, litigation and liability and could adversely affect our operations as well as cause our shoppers to stop shopping with us as a result of their lack of confidence in the security of their personally identifiable information, which could have a negative impact on our sales and profitability. A number of retailers have experienced actual security breaches where credit and debit card information may have been stolen, including a number of highly publicized incidents with well-known retailers in late 2013. If third parties are able to penetrate our network security or otherwise misappropriate the personal information or credit card information of our customers or if third parties gain unauthorized and improper access to such information, we could be subject to liability. These liabilities could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, claims for other misuses of personal information, including unauthorized marketing purposes, and could ultimately result in litigation. Liability for misappropriation of this information could be significant.

Further, if a third party were to use this proprietary customer information in order to compete with us, it could have a material adverse impact on our business and could result in litigation.

We have been Payment Card Industry (“PCI”) compliant since 2007, which we believe is important in ensuring that our security systems are protected, but there is always a risk that protected systems can be compromised. During fiscal 2014, significant investments were made to further secure our Company’s credit and debit processing environments. These included the implementation of a new store network specific firewall solution, a new malware prevention product, and a software white listing technology for additional malware protection.

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

Customer tastes and fashion trends are volatile and tend to change rapidly. Our success depends in large part upon our ability to predict effectively and respond to changing fashion tastes and consumer demands and to translate market trends to appropriate saleable product offerings. If we are unable to predict or respond to changing styles or trends successfully and misjudge the market for products or any new product lines, our sales will be impacted and we may be faced with a substantial amount of unsold inventory or missed opportunities. In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess, slow-moving inventory, which would decrease our revenues and margins. In addition, the failure to satisfy consumer demand, specifically in our DXL stores and website, could have serious longer-term consequences, such as an adverse impact on our brand value and the loss of market share to our competitors.

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

Our business is subject to federal, state, local and international laws, rules and regulations, such as state and local wage and hour laws, the U.S. Foreign Corrupt Practices Act, the False Claims Act, the Employee Retirement Income Security Act (“ERISA”), securities laws, import and export laws (including customs regulations), privacy and information security regulations, unclaimed property laws, the Affordable Care Act and many others. The effect of some of these laws and regulations may be to increase the cost of doing business and may have a material impact on our earnings. In addition, the complexity of the regulatory environment in which we operate and the related cost of compliance are both increasing due to legal and regulatory requirements and increased enforcement. In addition, as a result of operating in the U.K., we must comply with that country’s laws and regulations, which may differ substantially from, and may conflict with, corresponding U.S. laws and regulations. We may also be subject to investigations or audits by governmental authorities and regulatory agencies, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice. If we fail to comply with laws, rules and regulations or the manner in which they are interpreted or applied, we may be subject to government enforcement action, class action litigation or other litigation, damage to our reputation, civil and criminal liability, damages, fines and penalties, and increased cost of regulatory compliance, any of which could adversely affect our results of operations and financial performance.

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

The market price of our common stock has fluctuated in the past and may increase or decrease rapidly in the future depending on news announcements and changes in general market conditions. Since January 1, 2003, the closing price of our common stock has ranged from a low of $0.26 per share (March 3, 2009) to a high of $14.95 per share (October 26, 2006). The following factors, among others, may cause significant fluctuations in our stock price:

●	overall changes in the economy and general market volatility;
●	news announcements regarding our quarterly or annual results of operations;
●	quarterly comparable sales;
●	acquisitions;
●	competitive developments;
●	litigation affecting us; or
●	market views as to the prospects of the retail industry generally.

Rights of our stockholders may be negatively affected if we issue any of the shares of preferred stock which our Board of Directors has authorized for issuance.

We have available for issuance up to 1,000,000 shares of preferred stock, par value $0.01 per share. Our Board of Directors is authorized to issue any or all of these shares of preferred stock, in one or more series, without any further action on the part of stockholders. The rights of our stockholders may be negatively affected if we issue a series of preferred stock in the future that has preference over our common stock with respect to the payment of dividends or distribution upon our liquidation, dissolution or winding up.

In addition, the issuance of preferred stock by our Board of Directors pursuant to our certificate of incorporation, as amended, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of our Company.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate offices and retail distribution center are located at 555 Turnpike Street in Canton, Massachusetts. The property consists of a 755,992 gross square foot building located on approximately 27.3 acres. We owned the property until January 30, 2006, at which time we entered into a sale-leaseback transaction with Spirit Finance Corporation, a third-party real estate investment trust (“Spirit”), whereby we entered into a twenty-year lease agreement with a wholly-owned subsidiary of Spirit for an initial annual rent payment of $4.6 million, with periodic increases every fifth anniversary of the lease. In fiscal 2006, we realized a gain of approximately $29.3 million on the sale of this property, which was deferred and is being amortized over the initial 20 years of the related lease agreement. Accordingly, our annual current rent expense of $5.1 million is offset by $1.5 million related to the amortization of this deferred gain.

As of January 31, 2015, we operated 138 Destination XL stores, 157 Casual Male XL retail stores, 50 Casual Male XL/DXL outlet stores and 8 Rochester Clothing stores. All of these stores are leased by us directly from owners of several different types of centers, including life-style centers, shopping centers, free standing buildings, outlet centers and downtown locations. The store leases are generally 5 to 10 years in length and contain renewal options extending their terms by between 5 and 10 years. Following this discussion is a listing by state of all store locations open at January 31, 2015.

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

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Capital Expenditures.”

Store count by state at January 31, 2015

United States	DXL stores DXL outlets *	Casual Male XL and Rochester Clothing stores
Alabama	1	2
Arizona	4	1
Arkansas	0	2
California	14	25
Colorado	2	4
Connecticut	3	3
Delaware	0	2
District of Columbia	0	1
Florida	5	17
Georgia	2	7
Idaho	1	0
Illinois	6	11
Indiana	3	6
Iowa	1	4
Kansas	3	0
Kentucky	1	3
Louisiana	2	2
Maine *	1	1
Maryland	4	6
Massachusetts	5	6
Michigan	6	8
Minnesota	2	2
Mississippi	0	2
Missouri	1	8
Montana	1	0
Nebraska	2	0
Nevada	3	0
New Hampshire	1	1
New Jersey	4	11
New Mexico	1	0
New York	7	19
North Carolina	3	4
North Dakota	0	1
Ohio	8	4
Oklahoma	2	1
Oregon	2	1
Pennsylvania	7	16
Rhode Island	1	0
South Carolina	3	1
South Dakota	0	1
Tennessee	5	2
Texas	11	17
Utah	1	1
Vermont	1	0
Virginia *	5	3
Washington	2	2
West Virginia	0	1
Wisconsin	3	3

International
London, England	0	1

Item 3. Legal Proceedings

From time to time, we are subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the resolution of these matters will not have a material adverse impact on our future results of operations or financial position.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed for trading on the NASDAQ Global Select Market under the symbol “DXLG”.

The following table sets forth, for the periods indicated, the high and low per share sales prices for the common stock, as reported on Nasdaq.

	High	Low
Fiscal Year Ended January 31, 2015
First Quarter	$6.40	$5.04
Second Quarter	5.95	4.91
Third Quarter	5.56	4.29
Fourth Quarter	5.55	4.62

Fiscal Year Ended February 1, 2014
First Quarter	$5.37	$4.10
Second Quarter	7.06	4.84
Third Quarter	7.28	5.67
Fourth Quarter	7.30	4.99

Holders

As of March 6, 2015, based upon data provided by independent shareholder communication services and the transfer agent for our common stock, there were approximately 116 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agent, but does include each such broker or clearing agency as one record holder.

Dividends

We have not paid and do not anticipate paying cash dividends on our common stock. In addition, financial covenants in our loan agreement may restrict dividend payments. For a description of these financial covenants see Note C to the Notes to the Consolidated Financial Statements.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following Performance Graph compares our cumulative stockholder return with a broad market index (Standard & Poor’s 500) and one published industry index (Dow Jones U.S. Apparel Retailers) for each of the most recent five years ended January 31. The cumulative stockholder return for shares of our common stock (“DXLG”) and each of the indices is calculated assuming that $100 was invested on January 31, 2010. We paid no cash dividends during the periods shown. The performance of the indices is shown on a total return (dividends reinvested) basis. The graph lines merely connect January 31 of each year and do not reflect fluctuations between those dates. In addition, we have included a chart of the annual percentage return of our common stock, the S&P 500 and the Dow Jones U.S. Apparel Retailers.

Annual Return Percentage

	Year ended
Company/Index	Jan 11	Jan 12	Jan 13	Jan 14	Jan 15
DXLG	47.86%	(19.08)%	37.31%	16.96%	-5.58%
S&P 500	18.85%	3.13%	13.81%	18.99%	11.92%
Dow Jones U.S. Apparel Retailers	22.34%	17.51%	23.42%	12.12%	19.30%

Indexed Returns

		Base Period
	Jan 10	Jan 11	Jan 12	Jan 13	Jan 14	Jan 15
Company/Index
DXLG	$100	$147.86	$119.64	$164.29	$192.14	$181.43
S&P 500	$100	$118.85	$122.58	$139.51	$166.00	$185.78
Dow Jones U.S. Apparel Retailers	$100	$122.34	$143.76	$177.43	$198.93	$237.32

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

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data of our Company as of and for each of the years in the five-year period ended January 31, 2015 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our accompanying Consolidated Financial Statements and Notes thereto.

We derived the selected financial data presented below for the periods or dates indicated from our consolidated financial statements. Our consolidated financial statements as of and for the years ended January 31, 2015 and February 1, 2014 were audited by KPMG LLP, an independent registered public accounting firm. Our consolidated financial statements as of and for the years ended February 2, 2013, January 28, 2012 and January 29, 2011 were audited by Ernst & Young LLP, an independent registered public accounting firm. Our consolidated financial statements as of and for the years ended January 31, 2015, February 1, 2014 and February 2, 2013 are included herein.

For a discussion of certain factors that materially affect the comparability of the selected consolidated financial data or cause the data reflected herein not to be indicative of our future results of operations or financial condition, see Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Years Ended (1)(2)
	January 31, 2015 (Fiscal 2014)		February 1, 2014 (Fiscal 2013)		February 2, 2013 (Fiscal 2012)	January 28, 2012 (Fiscal 2011)		January 29, 2011 (Fiscal 2010)
	(In millions, except per share and operating data)
INCOME STATEMENT DATA:
Sales	$414.0		$386.5		$397.6	$392.8		$388.7
Gross profit, net of occupancy costs	190.0		176.4		183.7	182.1		178.7
Selling, general and administrative expenses	174.8		169.1		154.4	150.7		147.1
Provision for trademark impairment	—		—		—	23.1	(6)	—
EBITDA from continuing operations (Non-GAAP measure) (3)	15.2		7.3		29.3	8.3		31.6
Depreciation and amortization	24.0	(4)	20.8	(4)	15.5	12.5		13.2
Operating income (loss)	(8.8)		(13.5)		13.8	(4.2)		18.4
Operating income (loss) before trademark impairment	(8.8)		(13.5)		13.8	18.9		18.4

Provision (benefit) for income taxes	0.2		45.7	(5)	5.2	(50.1)	(5)	0.7	(7)
Income (loss) from continuing operations	$(11.2)		$(60.3)		$8.0	$45.1		$17.4
Income (loss) from discontinued operations	(1.1)		0.5		(1.9)	(2.4)		(2.0)
Net income (loss)	$(12.3)		$(59.8)		$6.1	$42.7		$15.4

Income (loss) from continuing operations per share - diluted	$(0.23)		$(1.24)		$0.17	$0.94		$0.37
Net income (loss) per share - diluted	$(0.25)		$(1.23)		$0.13	$0.89		$0.32

BALANCE SHEET DATA:
Working capital	$42.3		$50.2		$82.5	$87.2		$71.6
Inventories	115.2		105.6		104.2	104.2		92.9
Property and equipment, net	120.3		102.9		65.9	45.9		39.1
Total assets	261.1		237.4		245.9	233.7		182.6
Long term debt, net of current portion	26.7		12.1		—	—		—
Stockholders’ equity	92.4		105.0		161.2	154.4		111.3

Cash flow provided by operating activities	$13.8		$24.9		$29.9	$23.4		$18.7
Less: capital expenditures	(40.9)		(54.1)		(32.4)	(18.0)		(9.0)
Free cash flow (Non-GAAP measure)(3)	$(27.1)		$(29.2)		$(2.5)	$5.4		$9.7

OPERATING DATA:
Comparable sales percentage	6.4%		3.0%		1.5%	2.1%		1.5%
Gross profit margins	45.9%		45.6%		46.2%	46.4%		46.0%
EBITDA margin from continuing operations (Non-GAAP measure) (3)	3.7%		1.9%		7.4%	2.1%		8.1%
Operating margin	(2.1%)		(3.5%)		3.5%	(1.1%)		4.7%
Operating margin, before trademark impairment	(2.1%)		(3.5%)		3.5%	4.8%		4.7%
Net sales per square foot (8)	$179		$174		$179	$178		$176
Number of stores open at fiscal year end	353		359		412	450		460
(1)	Our fiscal year is a 52 or 53 week period ending on the Saturday closest to January 31. Except for fiscal 2012 which was a 53-week period, all fiscal years were 52 weeks.
(2)

During the fourth quarter of fiscal 2014, we discontinued our direct business with Sears Canada and, during the second quarter of fiscal 2012, we discontinued our European web business. Accordingly, certain prior year amounts in the Income Statement Data have been reclassified to discontinued operations to conform to the current year presentation.

(3)

“EBITDA from continuing operations”, “EBITDA margin from continuing operations” and “Free Cash Flow” are non-GAAP measures under SEC regulations. We present these measures as supplemental information to help investors better understand trends in our business results over time. We use EBITDA from continuing operations and free cash flow to evaluate the performance of our business. EBITDA from continuing operations and free cash flow are not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance or liquidity. Moreover, all companies do not calculate non-GAAP financial measures in the same manner and, accordingly, the non-GAAP measures presented in this Annual Report may not be comparable to similar measures used by other companies.   While EBITDA from continuing operations is calculated above as operating income (loss) before depreciation and amortization, we provide a non-GAAP reconciliation of net income (loss) to EBITDA from continuing operations under Item 7. “Management’s Discussion and Analysis,” “Non-GAAP Reconciliations.” EBITDA margin from continuing operations is calculated by taking non-GAAP EBITDA from continuing operations and dividing by Sales.  We calculate free cash flow as cash flow from operating activities, less capital expenditures and discretionary store asset acquisitions. There were no discretionary store asset acquisitions for any fiscal year included in the above table.

(4)

Includes impairment charges of $0.3 million and $1.5 million for fiscal 2014 and fiscal 2013, respectively, for the write-down of property and equipment.  The impairment charges relate to stores where the carrying value exceeds fair value.  See Note A to the Notes to the Consolidated Financial Statements.

(5)

In the fourth quarter of fiscal 2013, we recorded a non-cash charge of $51.3 million to establish a full valuation allowance against our deferred tax assets. In the fourth quarter of fiscal 2011, we recognized an income tax benefit of $42.5 million related to the reversal of substantially all of our deferred tax valuation allowance. See Note D to the Notes to the Consolidated Financial Statements.

(6)

During the fourth quarter of fiscal 2011, we recorded a partial non-cash impairment charge of our “Casual Male” trademark of $23.1 million. This impairment was due to our strategic decision to expand our DXL store concept. As we open new DXL stores, we continue to close our existing Casual Male XL stores or potentially convert them to a DXL store, resulting in a reduced projected revenue stream to support the “Casual Male” tradename. At the end of fiscal 2011, the carrying value of the “Casual Male” trademark was $6.1 million. The remaining balance at January 31, 2015 is $1.5 million. The “Rochester” trademark, with a carrying value of $1.5 million, was not impaired and remains an indefinite-lived asset.

(7)

During the third quarter of fiscal 2010, we recognized a tax benefit of $0.8 million, or $0.02 per diluted share, as a result of the reduction in our liability for uncertain tax positions, due to the expiration of certain statutes of limitation.

(8)	Sales per square foot is calculated based on the built-out square footage of a store, as opposed to selling square footage.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

As noted above, this Annual Report on Form 10-K, including, without limitation, this Item 7, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation those risks and uncertainties set forth in Item 1A, Risk Factors which you are encouraged to read. The following discussion and analysis of our financial condition and results of operations should be read in light of those risks and uncertainties and in conjunction with our accompanying Consolidated Financial Statements and Notes thereto.

Certain figures discussed below may not add due to rounding.

General Economic Conditions

While we saw positive improvements during fiscal 2014 with both customer traffic and conversion, resulting in greater sales than a year ago, our performance remains subject to macroeconomic conditions and their impact on levels of consumer spending. The challenging state of the economy continues to influence the level of consumer spending for discretionary items, which directly impacts our business, as it is highly dependent on consumer demand. Some of the factors negatively impacting discretionary consumer spending include general economic conditions, increased taxation, high consumer debt, reductions in net worth based on severe market declines, severe weather conditions, healthcare costs, market fluctuations and volatile consumer confidence. In addition, any significant volatility in financial markets, as has been experienced in the past, could also negatively impact the levels of future discretionary consumer spending. See “Item 1A, Risk Factors” for a complete discussion of these risks.

Segment Reporting

We report our operations as one reportable segment, Big & Tall Men’s Apparel.  We consider our retail and direct business, especially in our growing omni-channel environment, to be similar in terms of economic characteristics, production processes and operations, and have therefore aggregated them into a single reporting segment.

Comparable Sales Definition

For fiscal 2014, total comparable sales include our retail stores that have been open for at least 13 months and our direct business.  Stores that have been remodeled or re-located during the period are also included in our determination of comparable sales. Stores that have been expanded by more than 25% are considered non-comparable for the first 13 months.  If a store becomes a clearance center, it is also removed from the calculation of comparable sales.  The method of calculating comparable sales varies across the retail industry and, as a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other retailers.

Our customer’s shopping experience continues to evolve across multiple channels and we are continually changing to meet his needs.  During fiscal 2014, as part of our omni-channel initiatives, more than 300 of our retail stores now have the capability of fulfilling online orders if merchandise is not available in the warehouse.  As a result, we are seeing more transactions that begin online but are ultimately completed at the store level.  Similarly, if a customer visits a store and the item is out of stock, the associate can order the item through our website.  Because this omni-channel approach to retailing is changing the boundaries of where a sale originates and where a sale is ultimately settled, we no longer report comparable sales separately for our retail and direct businesses.  We anticipate that we will continue to provide specific information on our DXL comparable store sales in the near-term, but as we near completion of our roll-out we expect to transition to one comparable sales figure for the Company.

Through the end of fiscal 2013, the majority of our DXL stores were considered relocations and comparable to all the closed Casual Male XL and Rochester Clothing stores in each respective market area.  Due to the small number of DXL stores opened for more than a year, we believed that this was a useful comparison as to how a DXL store was performing in a market when compared to its predecessor store(s).  However, with 48 DXL stores opened more than a year at the beginning of fiscal 2014, we believed that a traditional DXL comparable figure would have more meaning going forward. Therefore, beginning in fiscal 2014, only DXL stores that have been open at least 13 months are included in comparable store sales.

Reclassifications

As discussed more fully below, under “Discontinued Operations,” during the fourth quarter of fiscal 2014, we ended our business relationship with Sears Canada and, as a result, have reclassified results of operations for this business to discontinued operations for all periods presented.

For fiscal 2014, we began reporting alterations revenue in top-line sales with the associated tailor wages in cost of goods sold.  As alterations and tailors become a more significant part of our business model, we believe the revenue and cost should be shown within gross margin rather than encompassed in selling, general and administrative expenses (“SG&A”). We have reclassified the results for fiscal 2013 and fiscal 2012 to reflect this presentation on a comparative basis.

Non-GAAP Measures

We monitor certain non-GAAP financial measures on a regular basis in order to track the progress of our business. These measures include adjusted income (loss) from continuing operations, adjusted income (loss) from continuing operations per diluted share, adjusted net income (loss), adjusted net income (loss) per diluted share, free cash flow and EBITDA from continuing operations (earnings before interest, taxes, depreciation and amortization and discontinued operations).  We believe these measures provide helpful information with respect to the Company’s operating performance and cash flows.  We believe that the inclusion of these non-GAAP measures is important to assist investors in comparing fiscal 2014 to fiscal 2013 and fiscal 2012, on a comparable basis.  However, these measures may not be comparable to similar measures used by other companies and should not be considered superior to or as a substitute for operating income (loss), income (loss) from continuing operations, net income (loss) per diluted share or cash flows from operating activities in accordance with GAAP.  See “Non-GAAP Reconciliations” below for the definition of these non-GAAP measures and reconciliations to comparable GAAP measures.

EXECUTIVE OVERVIEW

2014 Financial Summary

At the end of fiscal 2013, we identified specific initiatives and improvements associated with our DXL store roll-out that we believed would improve our performance. Throughout fiscal 2014, we successfully implemented all of them and saw positive top-line growth as a result.  Specifically:

•

Increase Store Traffic.  As a result of our increase in store traffic and our improved conversion of store traffic, transactions in our DXL comparable stores increased 13.3% in fiscal 2014 as compared to fiscal 2013.  Several key initiatives during fiscal 2014 contributed to the improvement.  Our national marketing program, which included television and radio with promotional tag-lines, created traffic and helped to build DXL brand awareness.  In-store marketing at existing Casual Male XL stores for our DXL stores helped to convert our existing customer base while pre-opening promotional direct mail pieces brought in new customers.   The number of transactions, conversion rates and units per transaction all increased during fiscal 2014, principally driven by overarching emphasis on helping our store associates better serve our customers and the creation of a true omni-channel shopping experience.

•

Smaller Footprint DXL Store Concept. During fiscal 2014, we reduced the average size of our standard DXL store to 7,000-8,000 square feet and also opened 7 smaller concept stores, ranging from 5,000-6,500 square feet.  The smaller square footage has helped us reduce our expected capital costs and also improve store profitability.  In addition, the smaller concept store has allowed us the ability to enter markets that otherwise could not support the larger 7,000-8,000 square feet DXL store size.

•

Open Majority of DXL Stores Prior to Fourth Quarter.  By having all 39 DXL stores and 2 DXL outlet stores open prior to the holiday shopping season, we were able to maximize the profitability of each store.

•

Slower Pace of Casual Male XL Store Closings.   During fiscal 2014, we closed 41 Casual Male XL retail stores, as compared to 99 Casual Male XL retail stores in fiscal 2013.  When we first began the transition to the DXL concept, we rushed to close the Casual Male XL stores prior to the opening of our DXL store, in the same geographical market, assuming erosion.  However, we have seen a significant benefit to keeping a Casual Male XL store open until after the DXL store is open.  Our Casual Male XL stores remain profitable and are providing a great marketing tool to help transition our existing customer base.  In addition, we returned many of the Casual Male XL stores back to standard operating hours, which also had a positive impact on sales.

•

Moving from Multi-Channel to Omni-Channel.   Our goal has been to provide our customer a seamless shopping experience whether he shops at a store, online, or from a smartphone or other device.  During fiscal 2014, with the implementation of new software, we were able to make our inventory at the store level available for web and store customer orders.  As a result, we saw an increase in demand from our e-commerce business that was ultimately able to be fulfilled at the store level, benefiting sales.

We believe that all of these initiatives had a positive impact on driving top line growth in fiscal 2014.  Comparable sales for fiscal 2014 increased 6.4%, with our 93 comparable DXL stores having a comparable sales increase of 13.7%.  This figure is on top of a 12.3% DXL comparable sales increase in fiscal 2013.  We are especially pleased with how well our DXL stores performed during the fourth quarter of fiscal 2014, with a comparable sales increase of 16.4% as compared to the fourth quarter of fiscal 2013.  We believe these results were largely due to our shift in marketing strategy.  For fiscal 2014, we started our fall marketing campaign three weeks later than last year so that the ads coincided with our peak holiday selling weeks. After the holiday selling season, we ran a bounce-back January promotion, which resulted in strong post-holiday comparable sales while helping to clear year-end merchandise.

For fiscal 2014, we reported a net loss of $12.3 million, or $(0.25) per diluted share, as compared to a net loss of $59.8 million, or $(1.23) per diluted share, in fiscal 2013. Of significance, our growth in EBITDA from continuing operations more than doubled to $15.2 million from $7.3 million in fiscal 2013. Included in our results are one-time costs that we are incurring as part of our DXL transition, such as pre-opening rent and payroll, lease exit costs and training. Once the roll-out is complete these costs will significantly diminish.  For fiscal 2014, these DXL transition costs were $7.8 million, consisting of $2.8 million in pre-opening and lease exit costs, $4.0 million in SG&A costs and $1.0 million in trademark amortization, as compared to DXL transition costs of $11.2 million for fiscal 2013. In addition to these transition costs are our marketing costs of $26.0 million and $27.1 million for fiscal 2014 and fiscal 2013, respectively, which are also expected to decrease further once the roll-out is complete.

The comparability of our operating results year-to-year is primarily affected by our income tax provision (benefit), as a result of our valuation allowance established in fiscal 2013 against our deferred tax assets.  Adjusting for a normal tax rate of 40.0% for fiscal 2014 and excluding the charges for valuation allowance, executive severance and asset impairment in fiscal 2013, on a non-GAAP basis, the adjusted net loss for fiscal 2014 was $7.7 million, or $(0.16) per diluted share as compared to an adjusted net loss of $6.2 million, or $(0.13) per diluted share in fiscal 2013. Included in the adjusted net loss for fiscal 2014 is a loss from discontinued operations of $(0.02) per share, as compared to income from discontinued operations of $0.01 per share in fiscal 2013.  On a non-GAAP basis, our adjusted loss per share from continuing operations, was $(0.13) per share, as compared to $(0.14) in fiscal 2013.

The following table is a summary EBITDA from continuing operations and diluted earnings per share on a GAAP and non-GAAP basis for each fiscal year (Certain amounts in the following table do not foot due to rounding):

(in millions, except for per share data)	Fiscal 2014	Fiscal 2013	Fiscal 2012

Operating income (loss) (GAAP)	$(8.8)	$(13.5)	$13.9
Add back: Depreciation and amortization expense	24.0	20.8	15.5
EBITDA from continuing operations	$15.2	$7.3	$29.3

Diluted earnings (loss) per share:
On a GAAP basis:
Income (loss) from continuing operations	$(0.23)	$(1.24)	$0.17
Income (loss) from discontinued operations	$(0.02)	$0.01	$(0.04)
Net income (loss)	$(0.25)	$(1.23)	$0.13

On a Non-GAAP basis (1):
Adjusted income (loss) from continuing operations (non-GAAP basis)	$(0.13)	$(0.14)	$0.17
Income (loss) from discontinued operations	$(0.02)	$0.01	$(0.04)
Adjusted net income (loss) (Non-GAAP basis)	$(0.16)	$(0.13)	$0.13
(1)

Fiscal 2014 and fiscal 2013 have been adjusted to affect a normal tax rate, consistent with Fiscal 2012.  Fiscal 2013 has also been adjusted to exclude charges for executive severance and asset impairment.  See “Non-GAAP Reconciliations.”

Fiscal 2015 Outlook

We anticipate our store growth for fiscal 2015 will be very similar to fiscal 2014, with plans to open 40 new DXL stores and close approximately 37 Casual Male XL stores and 3 Rochester Clothing stores.  Fiscal 2015 will be another important year in our plan to transform our store base to DXL. A complete discussion of this business strategy and our long-term projections is discussed above as well as under “Item 1. Business – Business Strategy.”

For fiscal 2015, sales are expected to range from $438.0 million to $443.0 million. We expect our gross margin rate to be 45.9%, which is flat when compared to fiscal 2014.  This rate is based on merchandise margins improving approximately 30 basis points, offset by occupancy costs increasing 30 basis points from fiscal 2014.   SG&A costs are planned to increase to approximately $181.5 million, primarily related to an increase in operating costs associated with a greater number of DXL stores, including pre-opening costs and payroll (both store and support). However, as a percentage of sales, SG&A expenses are expected to decrease by approximately 80 to 130 basis points.

For fiscal 2015, we expect that EBITDA will be $19.0-$23.0 million.  However, with the growth of the DXL stores, store depreciation will continue to increase to approximately $28.5 million, resulting in an operating margin of (1.2%)-(2.2%).  Interest costs are expected to be approximately $3.8 million. As a result, our earnings for fiscal 2015 will be a loss of approximately $(0.20)-$(0.27) per diluted share. We expect to continue providing a full valuation allowance against our deferred tax assets, therefore, we will not recognize any income tax benefit in fiscal 2015. For comparative purposes, assuming a normal tax benefit of approximately 40%, our loss for fiscal 2015, on a non-GAAP basis, would be approximately $(0.12)-$(0.16) per diluted share. This non-GAAP net loss was calculated by taking the 2015 forecasted net loss of $(0.20)-$(0.27) and multiplying each by 40% to calculate an estimated income tax benefit of $0.08-$0.11 per diluted share, resulting in an adjusted non-GAAP net loss of $(0.12)-$(0.16) per diluted share.

We expect to spend approximately $38.0-$41.0 million in capital expenditures in fiscal 2015, which will be partially offset by approximately $5.0-$6.0 million in tenant allowances, primarily related to opening our DXL stores. We expect to fund our capital expenditures primarily from our operating cash flow and our credit facility. At the end of fiscal 2015, we expect to have total debt of approximately $72.0-$76.0 million, consisting of $13.8 million outstanding from a term loan, $12.9 million outstanding from equipment financing notes with the balance from our credit facility. From a liquidity perspective, we expect cash flow from operating activities of $18.5 million to $19.5 million (including tenant allowances), resulting in free cash flow (as defined below under “Presentation of Non-GAAP Measures”) of approximately $(18.5)-$(22.5) million.

Non-GAAP Reconciliations

Adjusted Income (Loss) From Continuing Operations and Adjusted Net Income (Loss) Per Diluted Share-

The following table is a reconciliation of income (loss) from continuing operations and net loss (both on a GAAP-basis) to adjusted income (loss) from continuing operations and adjusted net income (loss) (both on a non-GAAP basis) for fiscal 2014 and fiscal 2013.  There were no non-GAAP adjustments to fiscal 2012 (Certain amounts do not foot due to rounding):

	Fiscal 2014		Fiscal 2013		Fiscal 2012
	$	Per diluted share	$	Per diluted share	$	Per diluted share
(in millions, except per share data)
Income (loss) from continuing operations, on a GAAP basis	$(11.2)	$(0.23)	$(60.3)	$(1.24)	$8.0	$0.17

Add back:
Executive severance accrual of $2.3 million, less income tax benefit of $0.9 million	—	—	1.4	0.03	—	—
Asset impairment of $1.5 million, less tax benefit of $0.6 million	—	—	0.9	0.02	—	—
Charge to establish full valuation allowance for fiscal 2013 (1)	—	—	51.3	1.05	—	—
Actual income tax provision for fiscal 2014	0.2	—	—	—	—	—
Income tax benefit, assuming normal tax rate of 40% for fiscal 2014	4.4	0.09	—	—	—	—
Adjusted income (loss) from continuing operations, non-GAAP basis	$(6.6)	$(0.13)	$(6.7)	$(0.14)	$8.0	$0.17
Income (loss) from discontinued operations, GAAP basis	(1.1)	(0.02)	0.5	0.01	(1.9)	(0.04)
Adjusted net income (loss), non-GAAP basis	$(7.7)	$(0.16)	$(6.2)	$(0.13)	$6.1	$0.13

Weighted average number of common shares outstanding on a diluted basis		48.7		48.5		48.4
(1)	The income tax benefit for fiscal 2013 results in an effective tax rate of 38.2%, after the add-back for the incremental charge of $51.3 million for the establishment of a full valuation allowance.

Free Cash Flow

We calculate free cash flows as cash flow provided by operating activities less capital expenditures and discretionary store asset acquisitions, if applicable:

			Projected
(in millions)	Fiscal 2014	Fiscal 2013	Fiscal 2015
Cash flow from operating activities (GAAP) (1)	$13.8	$24.9	$18.5-$19.5
Less: Capital expenditures	(40.9)	(54.1)	(38.0)-(41.0)
Less: Store acquisitions, if applicable	—	—	—
Free Cash Flow (non-GAAP)	$(27.1)	$(29.2)	$(18.5)-$(22.5)
(1)	Projected cash flow from operating activities for fiscal 2015 includes an estimated $5.0-$6.0 million in lease incentives.

EBITDA FROM CONTINUING OPERATIONS

The following table is a reconciliation of net income (loss) on a GAAP basis to EBITDA from continuing operations, on a non-GAAP basis, for each fiscal year. (Certain amounts in the following table do not foot due to rounding):

(in millions)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Net income (loss), on a GAAP basis	$(12.3)	$(59.8)	$6.1
Add back:
Provision for income taxes	(0.2)	(45.7)	(5.2)
Interest Expense	(2.1)	(1.0)	(0.6)
Depreciation and amortization	(24.0)	(20.8)	(15.5)
EBITDA	$14.1	$7.8	$27.5
Income (loss) from discontinued operations	(1.1)	0.5	(1.9)
EBITDA from continuing operations	$15.2	$7.3	$29.3

RESULTS OF OPERATIONS

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. Fiscal 2014 and fiscal 2013 were 52- week periods while fiscal 2012 was a 53-week period.

SALES

Sales for fiscal 2014 increased 7.1% to $414.0 million as compared to $386.5 million for fiscal 2013. The increase of $27.5 million was primarily due to a comparable sales increase of 6.4%, or $20.8 million. Increases in our non-comparable sales, primarily from our DXL stores that have been opened less than 13 months, of $20.8 million and other net revenue of $0.5 million were partially offset by $14.6 million in sales from our closed Casual Male XL and Rochester Clothing stores.  The year-over-year comparable sales increase of 6.4% was driven by a comparable sales increase from our 93 comparable DXL stores of 13.7%.  Our DXL stores have had seven consecutive quarters of double-digit comparable sales increases.

Our sales growth in fiscal 2014 was driven by a combination of factors.  Of significance, the number of customer transactions for our 93 comparable DXL stores was up 13.3% over the prior year.  This is a strong indicator that we are converting our increases in store traffic to top-line sales.  We also saw a significant increase in sales per square foot from our DXL stores, which went from $150 in fiscal 2013 to $165 in fiscal 2014.  Another key metric for us has been the percentage of “end of rack” customers that shop at our DXL stores. For fiscal 2014, those customers, with waist sizes 46” or less, represented 43% of our bottoms business.

Our decision to keep our Casual Male XL stores open until well after a DXL store opens has also had a positive impact to sales.  By remaining open, our Casual Male XL stores have been able to market and direct our customer to the new DXL store.  While the majority of the sales growth in fiscal 2014 came from our DXL stores, our Casual Male XL stores also contributed to our comparable sales increase.

During fiscal 2014, we also moved our fall marketing campaign three weeks later than fiscal 2013.  This helped us to better align our advertising with the key selling weeks of the holiday season.

For the 52 weeks of fiscal 2013, total sales decreased 2.8% to $386.5 million, as compared to $397.6 million for the 53 weeks of fiscal 2012.  This decrease of $11.1 million in total sales was due primarily to a decrease in sales for closed stores of $16.2 million related to lease terminations or sales unassociated with a DXL store.  In addition, for comparison purposes for fiscal 2013, fiscal 2012 had an additional 53rd week of sales of approximately $5.5 million.  This decrease was partly offset by an increase in comparable sales of 2.9%, or $10.8 million, as compared to fiscal 2012.  This increase consisted of an increase in our retail business of 4.7%, or $14.3 million, offset by a decrease in our direct business of 5.0%, or $3.5 million. The increase in our retail business of $14.3 million was driven by our DXL stores which had a comparable store sales increase of 19.3%, or $15.3 million, as compared to fiscal 2012. Our remaining retail stores had a comparable sales decrease of $1.0 million, or (0.4%). At February 1, 2014, 48 of our DXL stores were open for more than one year and those stores had a comparable sales increase of 12.3%. The decrease in the direct business was primarily driven by a decrease in our catalog sales of $5.1 million for fiscal 2013 as compared to fiscal 2012. During the second quarter of fiscal 2013, we eliminated our catalogs completely replacing them with more cost-effective direct mail pieces. Catalog sales accounted for approximately 4.8% of our direct business in fiscal 2013 as compared to 11.6% in fiscal 2012. During the second half of fiscal 2013, sales from our e-commerce business improved 6.8% as compared to the second half of fiscal 2012.

For fiscal 2015, we are forecasting sales to be $438.0 million to $443.0 million, with a comparable sales increase of approximately 5.6%.

GROSS MARGIN

Gross margin rate for fiscal 2014 was 45.9% as compared to 45.6% for fiscal 2013 and 46.2% for fiscal 2012. The increase of 30 basis points for fiscal 2014 as compared to fiscal 2013 was driven by a decrease of 130 basis points in occupancy costs partially offset by a decrease in merchandise margins of 100 basis points.  The 130 basis point improvement in occupancy costs as a percentage of sales is primarily due to an early lease termination payment of $2.5 million, or 60 basis points, that we received in the fourth quarter of fiscal 2014 as part of our agreement to exit our San Francisco store prior to the end of the lease.  Occupancy costs also included DXL transition costs related to preopening rent and landlord terminations of $2.8 million in fiscal 2014 and $4.3 million in fiscal 2013. The decrease in our merchandise margin of 100 basis points is mainly due to higher markdown activity associated with our marketing initiatives and promotional activities.

The decrease of 60 basis points for fiscal 2013 as compared to fiscal 2012 was due to an increase in occupancy costs of 110 basis points partially offset by improvement in merchandise margin of 50 basis points.  The improvement in merchandise margin was due to an increase in initial markup and a reduced markdown rate over the prior year. On a dollar basis, occupancy costs for fiscal 2013 increased 4.2% as compared to the prior year, due to the timing of DXL store openings and the associated pre-opening costs as well as the timing of Casual Male XL store closings and lease exit costs.

For fiscal 2015, we are expecting that our occupancy costs, on a dollar-basis, will increase approximately $5.3 - $5.9 million over fiscal 2014.  Approximately half of the increase is the anticipated result of adding approximately 40 DXL stores to our store count in fiscal 2015.  The remaining anticipated increase is due to the $2.5 million lease termination payment we received in fiscal 2014, that resulted in lower occupancy costs for that year.  As a percentage of sales, occupancy costs will be approximately 30 basis points higher than fiscal 2014. We are expecting that our merchandise margins will improve by approximately 30 basis points. Accordingly, for fiscal 2015, we are expecting that gross margin will be 45.9% of sales and will be flat as compared to fiscal 2014.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses as a percentage of sales for fiscal 2014, 2013 and 2012 were 42.2%, 43.7%, and 38.8%, respectively.

On a dollar basis, SG&A expenses for fiscal 2014 increased $5.7 million, or 3.4%, to $174.8 million as compared to SG&A expenses of $169.1 million in fiscal 2013. The increase in SG&A expenses of $5.7 million is principally due to a greater number of DXL stores open in fiscal 2014 as compared to fiscal 2013 and to a lesser extent, is due to increased store payroll to support the return to standard hours in our Casual Male XL stores.  Also contributing to the increase was an increase in incentive accruals and stock compensation expense partially offset by a decrease in marketing costs as compared to fiscal 2013. SG&A expenses for fiscal 2014 include approximately $4.0 million of DXL transition costs for increased payroll-related costs, such as pre-opening payroll, training and store operations as compared to $5.3 million for such transition costs in fiscal 2013.

SG&A expenses for fiscal 2013 increased $14.7 million, or 9.5%, to $169.1 million as compared to $154.4 million in fiscal 2012.  The increase of $14.7 million was principally due to increased marketing costs associated with our national marketing program, an accrual for executive severance–related costs of approximately $2.3 million and increased stock compensation of $1.1 million primarily related to our long-term incentive plan. These costs were partially offset by one less week of expenses of approximately $2.7 million in fiscal 2013 as compared to fiscal 2012, which was a 53-week year.

For fiscal 2015, we are expecting that our SG&A expenses will be approximately $181.5 million as we continue to grow our DXL concept. The approximate $6.7 million increase is primarily related to an increase in store payroll, payroll-related costs and other costs to support our growing DXL stores.  The planned increase for fiscal 2015 is anticipated to be partially offset by a decrease of $2.0 million in marketing costs.  Overall, we expect to limit our SG&A growth rates, except where necessary to support our growth activities or where there are unanticipated costs that are necessary to support our overall activities.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $24.0 million for fiscal 2014, $20.8 million for fiscal 2013 and $15.5 million for fiscal 2012. The year-over-year increases in depreciation and amortization expense for both fiscal 2014 and fiscal 2013 are primarily related to the opening of 90 DXL stores since the end of fiscal 2012.   Included in depreciation and amortization is the amortization on our “Casual Male” trademark of $1.0 million, $1.6 million and $2.0 million for fiscal 2014, fiscal 2013 and fiscal 2012, respectively. Depreciation and amortization for fiscal 2015 is expected to be approximately $28.5 million.

INTEREST EXPENSE, NET

Net interest expense for fiscal 2014 was $2.1 million as compared to $1.0 million for fiscal 2013 and $0.6 million for fiscal 2012. Our interest costs have increased year-over-year primarily due to the increased capital costs associated with our DXL store openings.  We have funded a portion of our store growth with equipment financing, a new term loan and borrowings under our credit facility.

Through the end of fiscal 2014, we have funded approximately $26.4 million of our capital expenditures through equipment financing loans.  In addition, during the third quarter of fiscal 2014, we entered into a $15.0 million 5-year term loan and also amended and extended our credit facility.  The proceeds from the term loan were used to reduce the outstanding borrowings under our credit facility.  See “Liquidity and Capital Resources” below for more discussion regarding our credit facility, equipment financings and term loan as well as our future liquidity needs.

For fiscal 2015, we expect our net interest costs to increase to approximately $3.8 million as a result of expected borrowings under our credit facility and our long-term debt.

INCOME TAXES

Pursuant to accounting rules, realization of our deferred tax assets, which relate principally to federal net operating loss carryforwards expiring from 2022 through 2034, is dependent on generating sufficient taxable income in the near term.

At the end of fiscal 2013, we entered a three-year cumulative loss and based on all positive and negative evidence at February 1, 2014, we recorded a charge of $51.3 million to establish a full valuation allowance against our net deferred tax assets.  Based on our results for fiscal 2014 and our earnings guidance for fiscal 2015, we believe that a full valuation allowance remains appropriate at this time.

Our tax provision for fiscal 2014 represents an increase in our deferred tax liability for indefinite-lived intangibles as well as current state margin tax and foreign income tax.

DISCONTINUED OPERATIONS

In the second quarter of fiscal 2014, we announced our intent to exit our direct business with Sears Canada. We ceased taking new orders and completed the run-off of operations through a final settlement with Sears during the fourth quarter of fiscal 2014. The loss for fiscal 2014 includes a charge, recorded in the second quarter of fiscal 2014, of approximately $0.8 million related primarily to inventory reserves and sales allowances as a result of our decision to exit the business. The operating results for the Sears Canada business have been reclassified to discontinued operations for all periods presented.

Fiscal 2012 also includes the discontinued operations of our European direct business which we exited in the second quarter of fiscal 2012.  See Note J to the Notes to the Consolidated Financial Statements for additional disclosure regarding these discontinued operations.

NET INCOME (LOSS)

The net loss for fiscal 2014 was $(12.3) million, or $(0.25) per diluted share, as compared to $(59.8) million, or $(1.23) per diluted share, for fiscal 2013 and net income of $6.1 million, or $0.13 per diluted share, in fiscal 2012. (Certain amounts in the following table do not foot due to rounding)

(in millions)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Operating income (loss) from continuing operations	$(8.8)	$(13.5)	$13.9
Interest expense, net	(2.1)	(1.0)	(0.6)
Income (loss) from continuing operations, before taxes	$(10.9)	$(14.6)	$13.2
Less: Provision (benefit) for income taxes (1)	0.2	45.7	5.2
Income (loss) from continuing operations	$(11.2)	$(60.3)	$8.0
Income (loss) from discontinued operations	$(1.1)	$0.5	$(1.9)
Net income (loss)	$(12.3)	$(59.8)	$6.1
Adjusted net income (loss), on a non-GAAP basis (2)	$(7.7)	$(6.2)	$6.1

Net income (loss) per diluted share (GAAP basis)	$(0.25)	$(1.23)	$0.13
Adjusted net income (loss) per diluted share (non-GAAP basis)(2)	$(0.16)	$(0.13)	$0.13
(1)

During the fourth quarter of fiscal 2013, we recorded a charge of $51.3 million to establish a full valuation allowance against our deferred tax assets due to the net loss incurred in fiscal 2013, which resulted in a three-year cumulative loss position. Because of the full valuation allowance against our deferred tax assets, no income tax benefit was recognized on the loss from continuing operations for fiscal 2014.  See Note D “Income Taxes” to the Consolidated Financial Statements for complete disclosure.

(2)

The net losses, on a non-GAAP basis, for fiscal 2014 and fiscal 2013 have been adjusted to assume a normal income tax benefit, without consideration of the valuation allowance.  Adjusted net income (loss) for fiscal 2013 also excludes the charges for executive severance and asset impairment.   See “Non-GAAP Reconciliations.”

SEASONALITY

A comparison of sales in each quarter of the past three fiscal years is presented below. The amounts shown are not necessarily indicative of actual trends, because such amounts also reflect the addition of new stores and the remodeling and closing of other stores during these periods. Consistent with the retail apparel industry, our business is seasonal. Generally, the majority of our operating income is generated in the fourth quarter as a result of the impact of the holiday selling season. A comparison of quarterly sales, gross profit, and net income per share for the past two fiscal years is presented in Note K of the Notes to the Consolidated Financial Statements.

(in millions, except percentages)	Fiscal 2014		Fiscal 2013		Fiscal 2012
First quarter	$96.7	23.3%	$93.4	24.2%	$95.4	24.0%
Second quarter	104.2	25.2%	97.4	25.2%	100.1	25.2%
Third quarter	93.6	22.6%	88.0	22.8%	88.2	22.2%
Fourth quarter	119.5	28.9%	107.7	27.8%	113.9	28.6%
	$414.0	100.0%	$386.5	100.0%	$397.6	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility, which was most recently amended in October 2014, with Bank of America, N.A. (“Credit Facility”) and our term loan. Our current cash needs are primarily for working capital (essentially inventory requirements), capital expenditures and growth initiatives. As discussed below, our capital expenditures for fiscal 2015 are expected to be $38.0-$41.0 million, primarily related to the planned opening of approximately 40 new DXL stores and information technology projects. However, we expect to receive approximately $5.0-$6.0 million in tenant allowances to offset these capital expenditures. We expect to fund our store growth in fiscal 2015 primarily through earnings and borrowings from our Credit Facility. For fiscal 2015, we expect that our total debt at the end of fiscal 2015 will be approximately $72.0-$76.0 million.

We currently believe that our existing cash generated by operations together with our Credit Facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements. As discussed below, during the third quarter of fiscal 2014, we entered into a $15.0 million 5-year term loan facility and also amended our current Credit Facility, increasing our maximum borrowing levels by $25.0 million.  The primary purpose for amending our Credit Facility and entering into this 5-year term loan was to increase our current availability and provide additional borrowing capacity as we continue to complete our DXL store roll-out.  The proceeds from the term loan were used to reduce borrowings under our Credit Facility.  As a result, while the composition of our debt has changed, our total debt levels at the end of fiscal 2014 were in line with our fiscal 2014 guidance.

For fiscal 2014, free cash flow, which we define as cash flow from operating activities, less capital expenditures and discretionary store asset acquisitions, if any, improved by $2.1 million to $(27.1) million from $(29.2) million for fiscal 2013. This increase in free cash flow was due to a decrease in capital expenditures of $13.2 million related to an overall decrease in the square footage of new DXL stores. This decrease in capital expenditures was partially offset by a decrease of $11.1 million in cash flow from operations, primarily due to the timing of accounts payable associated with the earlier receipt of spring merchandise.

The following table sets forth financial data regarding our liquidity position at the end of the past three fiscal years:

(in millions, except ratios)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Cash provided by operations	$13.8	$24.9	$29.9
Total debt	$53.5	$25.7	$-
Unused excess availability under Credit Facility	$77.9	$75.5	$71.0
Working capital	$42.3	$50.2	$82.5
Current ratio	1.5:1	1.7:1	2.6:1

Credit Facility

During the third quarter of fiscal 2014, we amended our Credit Facility with Bank of America, N.A., by executing the Second Amendment to the Sixth Amended and Restated Loan and Security Agreement. The Credit Facility provides for a maximum committed borrowing of $125 million (an increase from our prior credit facility of $100 million), which, pursuant to an accordion feature, may be increased to $175 million upon our request and the agreement of the lender(s) participating in the increase. The Credit Facility continues to include a sublimit of $20.0 million for commercial and standby letters of credit and a sublimit of up to $15.0 million for swingline loans. The maturity date of the Credit Facility is October 29, 2019. Our Credit Facility is described in more detail in Note C to the Notes to the Consolidated Financial Statements.

Borrowings made pursuant to the Credit Facility bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% and (c) the one month ICE-LIBOR rate plus a varying percentage, based on our borrowing base, of 0.50%-0.75% for prime-based borrowings and 1.50%-1.75% for LIBOR-based borrowings.

We had outstanding borrowings of $19.4 million under the Credit Facility at January 31, 2015. Outstanding standby letters of credit were $0.9 million and outstanding documentary letters of credit were $2.2 million. The average monthly borrowing outstanding under the Credit Facility during fiscal 2014 was approximately $31.7 million, resulting in an average unused excess availability of approximately $66.7 million. Unused excess availability at January 31, 2015 was $77.9 million. Our obligations under the Credit Facility are secured by a lien on substantially all of our assets, excluding (i) a first priority lien held by the lenders of the Term Loan Facility described below on certain equipment of the Company and (ii) intellectual property.

Equipment Financing Loans

Through the end of fiscal 2014, we have entered into twelve Equipment Security Notes (the “Notes”), whereby we borrowed an aggregate of $26.4 million. The Notes were issued pursuant to a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC, dated July 20, 2007 and most recently amended September 30, 2013. The Notes are secured by a security interest in all of our rights, title and interest in and to certain equipment. The Notes are for 48 months and accrue interest at fixed rates ranging from 3.07% to 3.50%. Principal and interest, in arrears, are payable monthly. We are subject to a prepayment penalty equal to 1% of the prepaid principal of the Notes until the first anniversary, 0.5% of the prepaid principal from the first anniversary until the second anniversary and no prepayment penalty thereafter. At January 31, 2015, the outstanding balance of the Notes was $19.4 million.

The proceeds from the Notes were used to fund partially the capital expenditures associated with our DXL store rollout.

Term Loan, Due 2019

During the third quarter of fiscal 2014, we entered into a term loan agreement, with respect to a new $15.0 million senior secured term loan facility with Wells Fargo Bank, National Association as administrative and collateral agent (the “Term Loan Facility”). The proceeds from the Term Loan Facility were used to repay borrowings under the Credit Facility. At January 31, 2015, the outstanding balance of the Term Loan Facility was $14.8 million.

The Term Loan Facility bears interest at a rate per annum equal to the greater of (a) 1.00% and (b) the one month LIBOR rate, plus 6.50%.  Interest payments are payable on the first business day of each calendar month, and increase by 2% following the occurrence and during the continuance of an “event of default,” as defined in the Term Loan Facility. The Term Loan Facility provides for quarterly principal payments on the first business day of each calendar quarter, which commenced the first business day of January 2015, in an aggregate principal amount equal to $250,000, subject to adjustment, with the balance payable on the termination date. The Term Loan Facility matures on October 29, 2019.

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

It is secured by a first priority lien on certain of our equipment, and a second priority lien on substantially all of our remaining assets, excluding intellectual property.

INVENTORY

At January 31, 2015, total inventories increased to $115.2 million from $105.6 million at February 1, 2014. While inventory levels on a dollar basis were up 9.2% for fiscal 2014 when compared to the prior year, on a unit basis inventories increased only 5.0%. This change is due to an increase in the volume of branded apparel that we carry in our DXL stores, which has a higher carrying cost than our private label merchandise, as well as the timing of spring receipts.   At January 31, 2015, our clearance inventory, on a unit basis, represented 8.4% of our total inventory, as compared to 10.3% at February 1, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined by 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at January 31, 2015, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (Certain amounts in the following table do not foot due to rounding):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
Operating Leases (1)	$325.9	$52.7	$85.3	$67.0	$120.8
Long-Term Debt Obligations (2)	39.6	9.1	16.9	13.6	—
Severance and Severance-Related Costs	1.0	1.0	—	—	—
Non-merchandise Purchase Obligations (3)	1.2	0.5	0.8	—	—
Merchandise Purchase Obligations (4)	43.0	20.5	22.5	—	—

Total Commitments (5)	$410.7	$83.8	$125.5	$80.6	$120.8
(1)	Includes amounts due on our lease agreement for our corporate headquarters and distribution center and operating leases for all of our current store locations and certain equipment and auto leases.
(2)

Includes principal payments on our outstanding secured notes and the corresponding estimated interest costs. At January 31, 2015, we had $19.4 million outstanding under our credit facility, which is excluded from the above table.

(3)	Non-merchandise Purchase Obligations includes amounts due pursuant to a procurement arrangement for capital purchases.

(4)

Merchandise Purchase Obligations include amounts for which we are contractually committed to meet certain minimum purchases. These commitments are contingent on the supplier meeting its obligations under the contract. Excluded from Merchandise Purchase Obligations in the table above are our outstanding obligations pursuant to open purchase orders. At January 31, 2015, we had approximately $75.3 million in open purchase orders. We estimate that approximately 95% of these purchase orders may be considered non-cancelable.

(5)

At January 31, 2015, we had an unfunded Pension Obligation of $6.0 million and SERP of $0.7 million, which are not included in the table because of uncertainty over whether or when further contributions will be required.

CAPITAL EXPENDITURES

The following table sets forth the open stores and related square footage at January 31, 2015 and February 1, 2014, respectively:

	At January 31, 2015		At February 1, 2014
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL	138	1,179	99	915
Casual Male XL Retail	157	557	198	713
Casual Male/DXL Outlet	50	165	52	167
Rochester Clothing	8	74	10	88
Total Stores	353	1,975	359	1,883

Below is a summary of store openings and closings from February 1, 2014 to January 31, 2015:

Number of Stores:	DXL	Casual Male XL Retail	Casual Male XL/DXL Outlets	Rochester Clothing	Total Stores
At February 1, 2014	99	198	52	10	359
New stores(1)	3	—	—	—	3
Replaced stores(2)	36	(37)	(1)	—	(2)
Closed retail stores(3)	—	(4)	(1)	(2)	(7)
At January 31, 2015	138	157	50	8	353
(1)	Represents DXL stores opened in new markets.
(2)

Represents the total number of DXL stores opened in existing markets with the corresponding total number of Casual Male XL stores and/or Rochester Clothing stores closed in such markets in connection with those DXL store openings. Also includes two DXL outlet stores that replaced two Casual Male XL outlets during fiscal 2014, which are netted in the above table.

(3)	Represents closed stores for which there were no corresponding openings of a DXL store in the same market.

Our capital expenditures for fiscal 2014 were $40.9 million, as compared to $54.1 million in fiscal 2013 and $32.4 million in fiscal 2012. Approximately $30.4 million related to the opening of 41 new DXL stores. In addition, we spent approximately $7.1 million in management information projects, which included continued enhancements for our e-commerce site. The remainder was used for general capital projects in our distribution center and corporate offices.

For fiscal 2015, our capital expenditures are expected to be approximately $38.0-$41.0 million and we expect to receive approximately $5.0-$6.0 million in tenant allowances to offset these expenditures. The budget includes approximately $28.3 million, excluding any allowance, related to the opening of 40 DXL stores and approximately $9.2 million for continued information technology projects, including the addition of in-store pick up, POS purchases and increased credit card security measures, with the remainder for general overhead projects and improving our distribution center’s capacity. In addition, we expect to close approximately 37 existing Casual Male XL stores and three Rochester Clothing stores, most of which are in connection with the opening of our new DXL stores in the same geographic market.

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

Stock-Based Compensation

We measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation over the service period for awards expected to vest. The fair value of our stock options is determined using the Black-Scholes valuation model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures. Actual results, and future changes in estimates, may differ substantially from these current estimates. For performance-based awards, no compensation expense is recognized until the performance targets are deemed probable. At January 31, 2015, with the exception of $158,000 of stock compensation expense related to the pro-rata vesting of performance awards in connection with employee terminations, we have not recognized any expense on our outstanding performance-based awards because the performance targets are not deemed probable. For fiscal 2014, 2013 and 2012, we recognized total compensation expense of $3.0 million, $1.9 million and $0.8 million, respectively.

Inventory

We value inventory at the lower of cost or market, using a weighted-average cost method. We review our inventory to identify slow-moving and broken assortments. We use markdowns to clear merchandise and will record inventory reserves if the estimated future selling price is less than cost. In addition, an inventory shrink estimate is made each period that reduces the value of inventory for lost or stolen merchandise. We perform physical inventories throughout the year and adjust the shrink reserves accordingly.

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

For fiscal 2014 and fiscal 2013, we recorded impairment charges of $0.3 million and $1.5 million, respectively, to write-down property and equipment.  The impairments related to stores with carrying values which exceeded fair value.  There was no material impairment charge for long-lived assets in fiscal 2012.

Intangibles

In accordance with ASC Topic 350, Intangibles Goodwill and Other, we evaluate our intangible assets with indefinite-lives at least annually for impairment by analyzing the estimated fair value.

In the fourth quarter of fiscal 2014, we performed our annual testing of our “Rochester” trademark for potential impairment. Utilizing an income approach with appropriate royalty rates applied, we concluded that the “Rochester” trademark, with a carrying value of $1.5 million, was not impaired.

Based on the expected closure of our Casual Male XL retail stores, at January 28, 2012, our “Casual Male” trademark was reclassified as a definite-lived asset.  The trademark is being amortized, on an accelerated basis, through fiscal 2018, its estimated useful life.  At January 31, 2015, the carrying value of the “Casual Male” trademark was $1.5 million.

Deferred Taxes

In accordance with ASC Topic 740, Income Taxes, on a quarterly basis, we evaluate the realizability of our deferred tax assets and, if needed, establish a valuation allowance against those assets if it is determined that it is more likely than not that the deferred tax assets will not be realized.

In the fourth quarter of fiscal 2013, we entered into a three-year cumulative loss position and based on forecasts at that time, we expected the cumulative three-year loss to increase as of the end of fiscal 2014. Management determined that this represented significant negative evidence at February 1, 2014. While we have projected that the Company will return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, based on a consideration of all positive and negative evidence as of February 1, 2014, we established a full allowance against our net deferred tax assets. Based on actual results for fiscal 2014 and our forecast for fiscal 2015, we believe that a full allowance remains appropriate at this time.

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed accounting pronouncements and interpretations thereof that have effective dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings. The applicability of any standard will be evaluated by us and is still subject to our review.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Top 205): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity (“ASU 2014-08”). The objective of ASU No. 2014-08 is to clarify the criteria for determining which disposals are required to be presented as discontinued operations and also modifies related disclosure requirements.  A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and when the component or group of components meets the criteria to be classified as held for sale, is disposed by sale or is disposed of by other than by sale. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. Early adoption is permitted for new disposals beginning in the first quarter of 2014, provided financial statements have not been issued before the release of this standard. We did not adopt this standard early and do not believe that there will be any material impact of ASU 2014-08 on its Consolidated Financial Statements in fiscal 2015.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition,” as well as various other sections of the ASC, such as, but not limited to, ASC 340-20, “Other Assets and Deferred Costs-Capitalized Advertising Costs.” The core principle of ASU 2014-09 is that an entity should recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes a cohesive set of disclosure requirements that would result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet). Early adoption is not permitted. We do not believe that there will be any material impact of ASU 2014-09 on its Consolidated Financial Statements upon adoption.

In June 2014, FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period”. ASU 2014-12 affects entities that grant their employees share-based payments in which terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with earlier adoption permitted. We do not believe that there will be any material impact of ASU 2014-12 on its Consolidated Financial Statements upon adoption.

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

Interest Rates

We utilize cash from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires October 29, 2019, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At January 31, 2015, we had outstanding borrowings of approximately $19.4 million. Based upon a sensitivity analysis as of January 31, 2015, assuming average outstanding borrowing during fiscal 2014 of $31.7 million, a 50 basis point increase in interest rates would have increased interest expense by approximately $0.2 million.

During the third quarter of fiscal 2014, we entered into a term loan agreement with respect to a new $15.0 million senior secured term loan facility, which expires October 29, 2019.  The loan bears interest per annum based on the greater of (i) 1.00% and (ii) one-month LIBOR rate, plus 6.5%.  The incremental rate above the fixed 6.5% is variable and sensitive to increases in LIBOR rates.  Based on a sensitivity analysis as of January 31, 2015, given that the term loan was outstanding for only the fourth quarter of fiscal 2014, a 50 basis point increase in interest rates would be negligible.

Foreign Currency

Our Rochester Clothing store located in London, England conducts business in British pounds. If the value of the British pound against the U.S. dollar weakens, the revenues and earnings of this store will be reduced when they are translated or remeasured to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of January 31, 2015, sales from our London Rochester Clothing store were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse effect on our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

Destination XL Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Destination XL Group, Inc.

We have audited the accompanying consolidated balance sheets of Destination XL Group, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Destination XL Group, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Destination XL Group, Inc.’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 25, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

March 25, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Destination XL Group, Inc.,

We have audited the accompanying consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows of Destination XL Group, Inc. for the fiscal year ended February 2, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Destination XL Group, Inc.’s operations and its cash flows for the fiscal year ended February 2, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 15, 2013

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

January 31, 2015 and February 1, 2014

(In thousands, except share data)

	January 31, 2015	February 1, 2014
	(Fiscal 2014)	(Fiscal 2013)
ASSETS
Current assets:
Cash and cash equivalents	$4,586	$4,544
Accounts receivable	3,619	8,347
Inventories	115,220	105,556
Prepaid expenses and other current assets	9,190	7,994
Total current assets	132,615	126,441

Property and equipment, net of accumulated depreciation and amortization	120,328	102,939

Other assets:
Intangible assets	3,308	4,393
Other assets	4,849	3,608
Total assets	$261,100	$237,381

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7,489	$4,561
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	29,979	32,945
Accrued expenses and other current liabilities	31,972	28,227
Borrowings under credit facility	19,402	9,029
Total current liabilities	90,307	76,227

Long-term liabilities:
Long-term debt, net of current portion	26,651	12,145
Deferred rent and lease incentives	28,850	22,835
Deferred gain on sale-leaseback, net of current portion	14,654	16,120
Deferred tax liability	91	—
Other long-term liabilities	8,157	5,083
Total long-term liabilities	78,403	56,183

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 61,560,544 and 61,473,083 shares issued at January 31, 2015 and February 1, 2014, respectively	616	615
Additional paid-in capital	299,892	296,501
Treasury stock at cost, 10,877,439 shares at January 31, 2015 and February 1, 2014	(87,977)	(87,977)
Accumulated deficit	(111,903)	(99,608)
Accumulated other comprehensive loss	(8,238)	(4,560)
Total stockholders' equity	92,390	104,971
Total liabilities and stockholders' equity	$261,100	$237,381

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013

(In thousands, except per share data)

	January 31, 2015	February 1, 2014	February 2, 2013
	(Fiscal 2014)	(Fiscal 2013)	(Fiscal 2012)
Sales	$414,020	$386,495	$397,582
Cost of goods sold including occupancy costs	224,006	210,139	213,885
Gross profit	190,014	176,356	183,697

Expenses:
Selling, general and administrative	174,814	169,062	154,372
Depreciation and amortization	24,002	20,841	15,469
Total expenses	198,816	189,903	169,841

Operating income (loss)	(8,802)	(13,547)	13,856

Interest expense, net	(2,132)	(1,046)	(621)

Income (loss) from continuing operations before provision for income taxes	(10,934)	(14,593)	13,235

Provision for income taxes	243	45,661	5,244

Income (loss) from continuing operations	(11,177)	(60,254)	7,991

Income (loss) from discontinued operations, net of taxes	(1,118)	468	(1,865)

Net income (loss)	$(12,295)	$(59,786)	$6,126

Net income (loss) per share - basic and diluted:
Income (loss) from continuing operations	$(0.23)	$(1.24)	$0.17
Income (loss) from discontinued operations	$(0.02)	$0.01	$(0.04)
Net income (loss) per share - basic and diluted	$(0.25)	$(1.23)	$0.13

Weighted-average number of common shares outstanding:
Basic	48,740	48,473	47,947
Diluted	48,740	48,473	48,385
The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013

(In thousands)

	January 31, 2015	February 1, 2014	February 2, 2013
	(Fiscal 2014)	(Fiscal 2013)	(Fiscal 2012)
Net income (loss)	$(12,295)	$(59,786)	$6,126

Other comprehensive income (loss) before taxes:
Foreign currency translation	(430)	(280)	(5)
Pension plan	(3,248)	1,281	199
Other comprehensive income (loss) before taxes	(3,678)	1,001	194
Tax provision related to items of other comprehensive income (loss)	—	—	(39)
Other comprehensive income (loss), net of tax	(3,678)	1,001	155
Comprehensive income (loss)	$(15,973)	$(58,785)	$6,281

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at January 28, 2012	59,359	$594	$293,405	(10,877)	$(87,977)	$(45,948)	$(5,716)	$154,358

Stock compensation expense			777					777
Excess tax benefits from stock-based awards			31					31
Stock compensation in excess of tax benefits			(359)					(359)
Exercises under option program	116	1	(1)					—
Cancellations of restricted stock, net of issuances	(30)	—	—					—
Board of Directors compensation	32	—	124					124
Accumulated other comprehensive income (loss):
Unrecognized gain associated with Pension Plan, net of taxes of $0.1 million							121	121
Foreign currency, net of taxes							34	34
Net income						6,126		6,126
Balance at February 2, 2013	59,477	$595	$293,977	(10,877)	$(87,977)	$(39,822)	$(5,561)	$161,212

Stock compensation expense			1,893					1,893
Exercises under option program	106	1	394					395
Issuances of restricted stock, net of cancellations	1,846	18	(18)					—
Board of Directors compensation	44	1	255					256
Accumulated other comprehensive income (loss):
Unrecognized gain associated with Pension Plan							1,281	1,281
Foreign currency							(280)	(280)
Net loss						(59,786)		(59,786)
Balance at February 1, 2014	61,473	$615	$296,501	(10,877)	$(87,977)	$(99,608)	$(4,560)	$104,971

Stock compensation expense			2,996					2,996
Exercises under option program	27	—	123					123
Issuances of restricted stock, net of cancellations	20	—	—					—
Board of Directors compensation	41	1	272					273
Accumulated other comprehensive income (loss):
Unrecognized loss associated with Pension Plan							(3,248)	(3,248)
Foreign currency							(430)	(430)
Net loss						(12,295)		(12,295)
Balance at January 31, 2015	61,561	$616	$299,892	(10,877)	$(87,977)	$(111,903)	$(8,238)	$92,390

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013

(In thousands)

	January 31, 2015	February 1, 2014	February 2, 2013
	(Fiscal 2014)	(Fiscal 2013)	(Fiscal 2012)
Cash flows from operating activities:
Net income (loss)	$(12,295)	$(59,786)	$6,126
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred gain on sale leaseback	(1,466)	(1,465)	(1,466)
Depreciation and amortization	24,002	20,841	15,469
Deferred taxes, net of valuation allowance	91	45,313	5,057
Stock compensation in excess of tax benefits	—	—	(359)
Excess tax benefits from stock-based awards	—	—	(31)
Stock compensation expense	2,996	1,893	777
Issuance of common stock to Board of Directors	273	256	124

Changes in operating assets and liabilities:
Accounts receivable	4,728	(3,340)	(1,653)
Inventories	(9,664)	(1,345)	(44)
Prepaid expenses and other current assets	(1,196)	1,087	(437)
Other assets	(475)	(1,080)	52
Accounts payable	(2,966)	7,481	807
Deferred rent and lease incentives	6,015	11,273	2,818
Accrued expenses and other liabilities	3,762	3,770	2,655
Net cash provided by operating activities	13,805	24,898	29,895

Cash flows from investing activities:
Additions to property and equipment, net	(40,927)	(54,125)	(32,390)
Proceeds from sale of business	—	—	273
Net cash used for investing activities	(40,927)	(54,125)	(32,117)

Cash flows from financing activities:
Net borrowings under credit facility	10,373	9,029	—
Proceeds from the issuance of long-term debt	23,912	17,523	—
Principal payments on long-term debt	(6,478)	(817)	—
Costs associated with amendment to credit facility and long-term debt issuances	(766)	(521)	—
Proceeds from the exercise of stock options	123	395	—
Excess tax benefits from stock-based awards	—	—	31
Net cash provided by financing activities	27,164	25,609	31
Net increase (decrease) in cash and cash equivalents	42	(3,618)	(2,191)
Cash and cash equivalents:
Beginning of period	4,544	8,162	10,353
End of period	$4,586	$4,544	$8,162

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2015

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Destination XL Group, Inc. (formerly known as Casual Male Retail Group, Inc. and collectively referred to as the “Company”) is the largest specialty retailer in the United States of big & tall men’s apparel. The Company operates under the trade names of Destination XL® (DXL®), DXL Outlets®, Casual Male XL®, Casual Male XL Outlets, Rochester Clothing, ShoesXL® and LivingXL®. At January 31, 2015, the Company operated 138 DXL® stores, 157 Casual Male XL, 48 Casual Male XL outlets, 2 DXL outlets and 8 Rochester Clothing stores located throughout the United States, including one store in London, England. The Company also operates a direct business, which includes brand mailers and an aggregated e-commerce site to support its brands and product extensions.

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

Reclassifications

Results for fiscal 2013 and fiscal 2012 have been restated to reflect the operating results of the Company’s direct business with Sears Canada as discontinued operations.  Results for fiscal 2014 include the restatement of the Company’s first three quarters of fiscal 2014 to reflect discontinued operations.  See Note J, “Discontinued Operations.”

For fiscal 2014, the Company is reporting revenue from its on-site tailoring and the related tailoring costs associated with such revenue as part of “Sales” and “Costs of Goods Sold Including Occupancy Costs,” respectively, on the Consolidated Statement of Operations.  The Company has reclassified the revenue and related costs of goods sold for fiscal 2013 and fiscal 2012 from “Selling, General and Administrative Expenses,” where the amounts were previously netted, to “Sales” and “Cost of Goods Sold Including Occupancy Costs.”

Subsequent Events

All appropriate subsequent event disclosures, if any, have been made in these Notes to the Consolidated Financial Statements.

Segment Reporting

The Company reports its operations as one reportable segment, Big & Tall Men’s Apparel, which consists of two principal operating segments: its retail business and its direct business. The Company considers its operating segments to be similar in terms of economic characteristics, production processes and operations, and have therefore aggregated them into a single reporting segment, consistent with its omni-channel business approach. The direct operating segment includes the operating results and assets for LivingXL and ShoesXL.

Fiscal Year

The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal years 2014 and 2013, which were 52-week periods, ended on January 31, 2015 and February 1, 2014, respectively. Fiscal 2012 was a 53-week period that ended on February 2, 2013.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and short-term investments, which have a maturity of ninety days or less when acquired. Included in cash equivalents are credit card and debit card receivables from banks, which generally settle within two to four business days.

Accounts Receivable

Accounts receivable primarily includes amounts due for tenant allowances and from the Company’s business partners. For fiscal 2014, fiscal 2013 and fiscal 2012, the Company has not incurred any losses on its accounts receivable.

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

The fair value of long-term debt at January 31, 2015 approximates the carrying amount based upon terms available to the Company for borrowings with similar arrangements and remaining maturities. See Note C, “Debt Obligations”, for more discussion.

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

Intangibles

ASC Topic 805, “Business Combinations”, requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria set forth in the statement. Under ASC Topic 350, “Intangibles Goodwill and Other”, goodwill and intangible assets with indefinite lives are tested at least annually for impairment. At each reporting period, management analyzes current events and circumstances to determine whether the indefinite life classification for its “Rochester” trademark continues to be valid. If circumstances warrant a change to a finite life, the carrying value of the intangible asset would then be amortized prospectively over the estimated remaining useful life. The Company’s “Casual Male” trademark is considered a finite life asset. Other intangible assets with defined lives are amortized over their useful lives.

At least annually, as of the Company’s December month-end, the Company evaluates its “Rochester” trademark. The Company performs an impairment analysis and records an impairment charge for any intangible assets with a carrying value in excess of its fair value.

In the fourth quarter of fiscal 2014, the “Rochester” trademark was tested for potential impairment, utilizing an income approach with applicable royalty rates applied. The Company concluded that the “Rochester” trademark, with a carrying value of $1.5 million at January 31, 2015, was not impaired. Although some of the Rochester locations are closing as part of the DXL expansion, the Rochester Clothing stores that will remain open are currently expected to generate more than sufficient cash flows to support the carrying value of $1.5 million for the “Rochester” trademark.

During the fiscal 2011 annual evaluation of intangibles, the Company determined that its “Casual Male” trademark could no longer be considered an indefinite-lived asset. As the Company opens DXL stores, it is closing the majority of its Casual Male XL stores in those respective markets. By the end of fiscal 2017, the Company expects to have only 75 to 100 Casual Male XL retail and outlet stores open. The carrying value of the trademark is being amortized on an accelerated basis against projected cash flows through fiscal 2018, its estimated remaining useful life.

Below is a table showing the changes in the carrying value of the Company’s intangible assets from February 1, 2014 to January 31, 2015:

(in thousands)	February 1, 2014	Additions	Impairment	Amortization	January 31, 2015
"Rochester" trademark	$1,500	$—	$—	$—	$1,500
"Casual Male" trademark (1)	2,464	—	—	(985)	1,479
Other intangibles	429	—	—	(100)	329
Total intangible assets	$4,393	$—	$—	$(1,085)	$3,308

(1)	The “Casual Male” trademark has been accounted for as a finite-lived asset since the beginning of fiscal 2012.

Other intangibles consist of customer lists, which have a finite life of 16 years based on its estimated economic useful life. At January 31, 2015, customer lists have a remaining life of 3.3 years.

The gross carrying amount and accumulated amortization of the customer lists and “Casual Male” trademark, subject to amortization, were $7.7 million and $5.9 million, respectively, at January 31, 2015 and $7.7 million and $4.8 million, respectively, at February 1, 2014. Amortization expense for fiscal 2014, 2013 and 2012 was $1.1 million, $1.9 million and $2.4 million, respectively.

Expected amortization expense for the Company’s “Casual Male” trademark and customer lists, for the next five fiscal years is as follows:

FISCAL YEAR	(in thousands)
2015	$639
2016	$441
2017	$407
2018	$321
2019	$-

Pre-opening Costs

The Company expenses all pre-opening costs for its stores as incurred.

Advertising Costs

The Company expenses in-store advertising costs as incurred. Television advertising costs are expensed in the period in which the advertising is first aired. Direct response advertising costs, which consist of catalog production and postage costs, are deferred and amortized over the period of expected direct marketing revenues, which is less than one year. There were no deferred direct response costs at January 31, 2015 and February 1, 2014. Advertising expense, which is included in selling, general and administrative expenses, was $26.0 million, $27.1 million and $17.8 million for fiscal 2014, 2013 and 2012, respectively.

Revenue Recognition

Revenue from the Company’s retail store operation is recorded upon purchase of merchandise by customers, net of an allowance for sales returns. Revenue from the Company’s e-commerce operations is recognized at the time a customer order is delivered, net of an allowance for sales returns. Revenue is recognized by the operating segment that fulfills a customer’s order.

Accumulated Other Comprehensive Income (Loss) – (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income. Other comprehensive income and reclassifications from AOCI for fiscal 2014, fiscal 2013 and fiscal 2012 are as follows:

	Fiscal 2014			Fiscal 2013			Fiscal 2012
(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(4,547)	$(13)	$(4,560)	$(5,828)	$267	$(5,561)	$(5,949)	$233	$(5,716)

Other comprehensive income (loss) before reclassifications, net of taxes	(3,506)	(184)	(3,690)	887	(280)	607	(191)	34	(157)

Amounts reclassified from accumulated other comprehensive income (loss), net of taxes (1)	258	(246)	12	394	—	394	312	—	312

Other comprehensive income (loss) for the period	(3,248)	(430)	(3,678)	1,281	(280)	1,001	121	34	155

Balance at end of fiscal year	$(7,795)	$(443)	$(8,238)	$(4,547)	$(13)	$(4,560)	$(5,828)	$267	$(5,561)
(1)

Includes the amortization of the unrecognized (gain)/loss on pension plans which was charged to Selling, General and Administrative expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $258,000, $394,000 and $516,000 for fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

There was no corresponding tax benefit for fiscal 2014 and fiscal 2013. The corresponding tax benefit was $204,000 for fiscal 2012. Fiscal 2014 includes the recognition of $246,000 related to the substantial liquidation of the Company’s direct business with Sears Canada.  The $246,000, with no corresponding tax provision, was recognized in Discontinued Operations on the Consolidated Statement of Operations for fiscal 2014.

Foreign Currency Translation

At January 31, 2015, the Company has one Rochester Clothing store located in London, England. Assets and liabilities for this store are translated into U.S. dollars at the exchange rates in effect at each balance sheet date. Stockholders’ equity is translated at applicable historical exchange rates. Income, expense and cash flow items are translated at average exchange rates during the period. Resulting translation adjustments are reported as a separate component of stockholders’ equity.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales for all periods presented. Amounts related to shipping and handling that are billed to customers are recorded in net sales, and the related costs are recorded in cost of goods sold and occupancy expenses in the Consolidated Statements of Operations.

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

ASC Topic 740, Income Taxes (“ASC 740”) clarifies a company’s accounting for uncertain income tax positions that are recognized in its financial statements and also provides guidance on a company’s de-recognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods, and disclosure requirements. In accordance with ASC 740, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statement of operations.  The Company has not accrued or paid interest or penalties which were material to its results of operations for fiscal 2014, fiscal 2013 and fiscal 2012.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 2001, with remaining fiscal years subject to income tax examination by federal and state tax authorities.

Net Income (Loss) Per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share is determined by giving effect to unvested shares of restricted stock and the exercise of stock options using the treasury stock method. The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	FISCAL YEARS ENDED
	January 31, 2015	February 1, 2014	February 2, 2013
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	48,740	48,473	47,947
Common stock equivalents – stock options and restricted stock	—	—	438
Diluted weighted average common shares outstanding	48,740	48,473	48,385

(1)	Common stock equivalents of 497 shares and 443 shares for January 31, 2015 and February 1, 2014, respectively, were excluded due to the net loss.

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each year because the exercise price of such options was greater than the average market price per share of common stock for the respective periods or the impact of ASC Topic 718, Compensation – Stock Compensation, primarily related to unearned compensation.

FISCAL YEARS ENDED
	January 31, 2015	February 1, 2014	February 2, 2013
(in thousands, except exercise prices)
Stock options (time-vested)	1,545	2,088	1,634
Restricted stock (time-vested)	—	—	—
Range of exercise prices of such options	$4.96-$7.52	$4.96-$10.26	$3.76-$10.26

Excluded from the Company’s computation of basic and diluted earnings per share for fiscal 2014 were 933,486 shares of unvested performance-based restricted stock and 1,175,000 performance-based stock options. These performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved. In addition, 751,804 shares of unvested time-based restricted stock and 11,238 shares of deferred stock are excluded from the computation of basic earnings per share until such shares vest. See Note F, “Long-Term Performance Share Bonus Plan”, for a discussion of the Company’s 2013-2016 Long-Term Incentive Plan (“2013-2016 LTIP”) and the respective performance targets.

Although the shares of performance-based and time-based restricted stock issued in connection with the 2013-2016 LTIP are not considered outstanding or common stock equivalents for earnings per share purposes until certain vesting and performance thresholds are achieved, all 1,685,290 shares of restricted stock are considered issued and outstanding. Each share of restricted stock has all of the rights of a holder of the Company’s common stock, including, but not limited to, the right to vote and the right to receive dividends, which rights are forfeited if the restricted stock is forfeited.  Outstanding shares of deferred stock of 11,238 shares are not considered issued and outstanding until the vesting date of the deferral period.

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

The Company recognized total compensation expense of $3.0 million, with no tax effect, $1.9 million, with no tax effect, and $0.8 million, or $0.5 million after tax, for fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

The total compensation cost related to time-vested stock options and time-based restricted stock awards not yet recognized as of January 31, 2015 is approximately $2.5 million which will be expensed over a weighted average remaining life of approximately 19 months. At January 31, 2015, the Company had $7.1 million of unrecognized compensation expense related to its performance-based stock options and restricted stock. As discussed below in Note F, “Long-Term Performance Share Bonus Plan,” the Company would begin recognizing compensation when achievement of the performance targets becomes probable.

The total fair value of options vested was $1.2 million, $0.1 million and $0.1 million for fiscal 2014, 2013 and 2012, respectively.

The cumulative compensation cost of stock-based awards is treated as a temporary difference for stock-based awards that are deductible for tax purposes. If a deduction reported on a tax return exceeds the cumulative compensation cost for those awards, any resulting realized tax benefit that exceeds the previously recognized deferred tax asset for those awards (the excess tax benefit) is recognized as additional paid-in capital. If the amount deductible is less than the cumulative compensation cost recognized for financial reporting purposes, the write-off of a deferred tax asset related to that deficiency, net of the related valuation allowance, if any, is first offset to the extent of any remaining additional paid-in capital from excess tax benefits from previous awards with the remainder recognized through income tax expense.

Valuation Assumptions for Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2014, 2013 and 2012:

Fiscal years ended:	January 31, 2015	February 1, 2014	February 2, 2013
Expected volatility	46.0%	52.0%	55.0%
Risk-free interest rate	0.79%-0.95%	0.34%-0.79%	0.31%-0.67%
Expected life (in years)	2.6-3.5	3.0-4.1	3.0-4.5
Dividend rate	—	—	—
Weighted average fair value of options granted	$1.71	$2.07	$1.46

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

For fiscal 2014 and fiscal 2013, the Company recorded impairment charges of $0.3 million and $1.5 million, respectively, for the write-down of property and equipment.  These impairment charges related to stores where the carrying value exceeded fair value.  The fair value of these assets, based on Level 3 inputs, was determined using estimated discounted cash flows.  The impairment charges are included in Depreciation and Amortization on the Consolidated Statement of Operations for fiscal 2014 and fiscal 2013. There was no impairment of assets in fiscal 2012.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers

Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on our historical redemption patterns, we can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as "breakage."  Breakage is recognized over two years in proportion to historical redemption trends and is recorded as net sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, at both January 31, 2015 and February 1, 2014 was $1.4 million.

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity (“ASU 2014-08”). The objective of ASU No. 2014-08 is to clarify the criteria for determining which disposals are required to be presented as discontinued operations and also modifies related disclosure requirements.  A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and when the component or group of components meets the criteria to be classified as held for sale, is disposed by sale or is disposed of by other than by sale. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. Early adoption is permitted for new disposals beginning in the first quarter of 2014, provided financial statements have not been issued before the release of this standard. The Company did not adopt this standard early and does not believe that there will be any material impact of ASU 2014-08 on its Consolidated Financial Statements in fiscal 2015.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition,” as well as various other sections of the ASC, such as, but not limited to, ASC 340-20, “Other Assets and Deferred Costs - Capitalized Advertising Costs.” The core principle of ASU 2014-09 is that an entity should recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes a cohesive set of disclosure requirements that would result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet). Early adoption is not permitted. The Company does not believe that there will be any material impact of ASU 2014-09 on its Consolidated Financial Statements upon adoption.

In June 2014, FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period”. ASU 2014-12 affects entities that grant their employees share-based payments in which terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with earlier adoption permitted. The Company does not believe that there will be any material impact of ASU 2014-12 on its Consolidated Financial Statements upon adoption.

B. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated:

(in thousands)	January 31, 2015	February 1, 2014
Furniture and fixtures	$63,743	$55,097
Equipment	16,419	15,470
Leasehold improvements	81,839	64,638
Hardware and software	62,925	55,708
Construction in progress	11,376	11,456
	236,302	202,369
Less: accumulated depreciation	115,974	99,430
Total property and equipment	$120,328	$102,939

Depreciation expense related to continuing operations for fiscal 2014, 2013 and 2012 was $22.9 million, $19.0 million and $13.1 million, respectively.

C. DEBT OBLIGATIONS

Credit Agreement with Bank of America, N.A.

On October 30, 2014, the Company amended its credit facility with Bank of America, N.A., effective October 29, 2014, by executing the Second Amendment to the Sixth Amended and Restated Loan and Security Agreement (as amended, the “Credit Facility”).

The Credit Facility provides for $125 million in committed borrowings. The Credit Facility includes, pursuant to an accordion feature, the ability to increase the Credit Facility by an additional $50 million upon the request of the Company and the agreement of the lender(s) participating in the increase. The Credit Facility includes a sublimit of $20 million for commercial and standby letter of credits and a sublimit of up to $15 million for swingline loans. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets. The maturity date of the Credit Facility is October 29, 2019. The Company’s obligations under the Credit Facility are secured by a lien on substantially all of its assets, excluding (i) a first priority lien held by the lenders of the Term Loan Facility, as described below, on certain equipment of the Company and (ii) intellectual property.

At January 31, 2015, the Company had outstanding borrowings under the Credit Facility of $19.4 million. Outstanding standby letters of credit were $0.9 million and documentary letters of credit were $2.2 million. Unused excess availability at January 31, 2015 was $77.9 million. Average monthly borrowings outstanding under the Credit Facility during fiscal 2014 were $31.7 million, resulting in an average unused excess availability of approximately $66.7 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality. Pursuant to the terms of the Credit Facility, if the Company’s excess availability under the Credit Facility fails to be equal to or greater than the greater of (i) 10% of the Loan Cap (as defined below) and (ii) $7.5 million, then the Company will be required to maintain a minimum consolidated fixed charge coverage ratio of 1.0:1.0 in order to pursue certain transactions, including but not limited to, stock repurchases, payment of dividends and business acquisitions. Under the Credit Facility, the Loan Cap is the lesser of the revolving credit commitments or the borrowing base at the relevant measurement time.

Borrowings made pursuant to the Credit Facility will bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% or (c) the annual ICE-LIBOR rate (“LIBOR”) for the respective interest period) plus a varying percentage, based on the Company’s borrowing base, of 0.50%-0.75% for prime-based borrowings and 1.50%-1.75% for LIBOR-based borrowings. The Company is also subject to an unused line fee of 0.25%. At January 31, 2015, the Company’s prime-based interest rate was 3.75%.

At January 31, 2015, the Company had approximately $15.0 million of its outstanding borrowings in a LIBOR-based contract with an interest rate of 1.64%. The LIBOR-based contract expired February 5, 2015. When a LIBOR-based borrowing expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

The fair value of the amount outstanding under the Credit Facility at January 31, 2015 approximated the carrying value.

Long-Term Debt

Components of long-term debt are as follows:

(in thousands)	January 31, 2015	February 1, 2014
Equipment financing notes	$19,390	$16,706
Term loan, due 2019	14,750	—
Total long-term debt	34,140	16,706
Less: current portion of long-term debt	7,489	4,561
Long-term debt, net of current portion	$26,651	$12,145

Equipment Financing Loans

Pursuant to a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC, dated July 20, 2007 and amended September 30, 2013 (the “Master Agreement”), the Company has entered into twelve equipment security notes (in aggregate, the “Notes”). The Company borrowed an aggregate of $26.4 million between September 2013 and June 2014, of which $8.9 million was borrowed during fiscal 2014. The Notes are for a term of 48 months and accrue interest at fixed rates ranging from 3.07% and 3.50%. Principal and interest are paid monthly, in arrears.

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

Term Loan

On October 30, 2014, the Company entered into a term loan agreement with respect to a new $15 million senior secured term loan facility with Wells Fargo Bank, National Association as administrative and collateral agent (the “Term Loan Facility”). The effective date of the Term Loan Facility was October 29, 2014 (the “Effective Date”). The proceeds from the Term Loan Facility were used to repay borrowings under the Credit Facility.

The Term Loan Facility bears interest at a rate per annum equal to the greater of (a) 1.00% and (b) the one month LIBOR rate, plus 6.50%. Interest payments are payable on the first business day of each calendar month, and increase by 2% following the occurrence and during the continuance of an “event of default,” as defined in the Term Loan Facility. The Term Loan Facility provides for quarterly principal payments on the first business day of each calendar quarter, which commenced the first business day of January 2015, in an aggregate principal amount equal to $250,000, subject to adjustment, with the balance payable on the termination date.

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

Long-term debt maturities

Annual maturities of long-term debt for the next five fiscal years are as follows:

(in thousands)
Fiscal 2015	$7,489
Fiscal 2016	7,312
Fiscal 2017	7,088
Fiscal 2018	1,501
Fiscal 2019	10,750

The Company paid interest and fees totaling $2.7 million, $1.4 million and $0.5 million for fiscal 2014, 2013 and fiscal 2012, respectively.

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

In the fourth quarter of fiscal 2013, the Company entered into a three-year cumulative loss position and based on forecasts at that time, the Company expected the cumulative three-year loss to increase as of the end of fiscal 2014. Management determined that this represented significant negative evidence at February 1, 2014. While the Company has projected it will return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, based on a consideration of all positive and negative evidence as of February 1, 2014, the Company recorded a charge of $51.3 million to establish a full allowance against its net deferred tax assets. Based on operating results for fiscal 2014 and the Company’s forecast for fiscal 2015, the Company believes that a full allowance remains appropriate at this time.  Realization of the Company’s deferred tax assets, which relate principally to federal net operating loss carryforwards, which expire from 2022 through 2034, is dependent on generating sufficient taxable income in the near term.

As of January 31, 2015, the Company had net operating loss carryforwards of $130.5 million for federal income tax purposes and $68.3 million for state income tax purposes that are available to offset future taxable income through fiscal year 2034. Additionally, the Company has alternative minimum tax credit carryforwards of $2.3 million, which are available to further reduce income taxes over an indefinite period. Additionally, the Company has $0.1 million and $2.4 million of net operating loss carryforwards related to the Company’s operations in the Hong Kong and Canada, respectively, though both are expected to expire largely unutilized.

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

The components of the net deferred tax assets as of January 31, 2015 and February 1, 2014 are as follows (in thousands):

	January 31, 2015	February 1, 2014

Deferred tax assets, current:
Inventory reserves	$2,602	$2,911
Accrued Expenses and other	5,035	3,378
Gain on sale-leaseback	574	579
Valuation allowance (1)	(8,211)	(6,868)
Net deferred tax assets, current	$-	$-

Deferred tax assets, non-current:
Gain on sale-leaseback	5,745	6,368
Lease accruals	5,257	4,544
Net operating loss carryforward	46,048	38,082
Capital loss carryforward	3,021	3,162
Foreign tax credit carryforward	907	852
Federal wage tax credit carryforward	361	270
State tax credits	95	75
Unrecognized loss on foreign exchange	196	117
Unrecognized loss on pension and pension expense	3,840	2,585
Alternative minimum tax credit carryforward	2,292	2,292
Excess of tax over book depreciation/amortization	(21,170)	(17,518)
Goodwill and intangibles	5,768	7,656
Subtotal	$52,360	$48,485
Valuation allowance (1)	(52,360)	(48,485)
Net deferred tax assets, non-current	$-	$-

Deferred tax liability, non-current:
Goodwill and intangibles	$(91)	$-
Deferred tax liability, non-current	$(91)	$-
(1)	For fiscal 2014, the Company had total deferred tax assets of $81.7 million, total deferred tax liabilities of $21.2 million and a valuation allowance of $60.6 million.

The provision for income taxes from continuing operations consists of the following:

	FISCAL YEARS ENDED
	January 31, 2015	February 1, 2014	February 2, 2013

(in thousands)
Current:
Federal and state	$97	$77	$96
Foreign	55	66	64
	152	143	160
Deferred:
Federal and state	91	45,518	5,084
Foreign	—	—	—
	91	45,518	5,084

Total provision (2)	$243	$45,661	$5,244
(2)	There was no benefit or provision recognized on the loss from discontinued operations for fiscal 2014, fiscal 2013 or fiscal 2012.

The following is a reconciliation between the statutory and effective income tax rates in dollars for the provision for income tax from continuing operations:

	FISCAL YEARS ENDED
	January 31, 2015	February 1, 2014	February 2, 2013

(in thousands)
Federal income tax at the statutory rate	$(3,827)	$(5,108)	$4,632
State income and other taxes, net of federal tax benefit	(72)	(810)	631
Permanent items	141	171	209
Change in uncertain tax provisions	—	—	—
Charge/(income) for valuation allowance	4,034	52,463	(1)
Other, net	(33)	(1,055)	(227)
Provision for income tax from continuing operations	$243	$45,661	$5,244

As discussed in Note A, the Company’s financial statements reflect the expected future tax consequences of uncertain tax positions that the Company has taken or expects to take on a tax return, based solely on the technical merits of the tax position.  The liability for unrecognized tax benefits at January 31, 2015 was approximately $3.1 million, and is associated with a prior tax position related to exiting the Company’s direct business in Europe during fiscal 2013.  The amount of unrecognized tax benefits has been presented as a reduction in the reported amounts of our federal and state NOL carryforwards. No penalties or interest have been accrued on this liability because the carryforwards have not yet been utilized.  The reversal of this liability would result in a tax benefit being recognized in the period in which the Company determines the liability is no longer necessary.  At January 31, 2015, the Company had no material unrecognized tax benefits based on the provisions of ASC 740.

The Company made tax payments of $0.1 million, $0.2 million and $0.5 million for fiscal years 2014, 2013 and 2012, respectively.

E. COMMITMENTS AND CONTINGENCIES

At January 31, 2015, the Company was obligated under operating leases covering store and office space, automobiles and certain equipment for future minimum rentals and a non-merchandise purchase agreement as follows:

Total
FISCAL YEAR	(in millions)
Fiscal 2015	$53.2
Fiscal 2016	46.6
Fiscal 2017	39.5
Fiscal 2018	35.3
Fiscal 2019	31.7
Thereafter	120.8
$327.1

In addition to future minimum rental payments, many of the store leases include provisions for common area maintenance, mall charges, escalation clauses and additional rents based on a percentage of store sales above designated levels. The store leases are generally 5 to 10 years in length and contain renewal options extending their terms by 5 to 10 years.

Amounts charged to operations for all occupancy costs, automobile and leased equipment expense were $56.8 million, $57.8 million and $54.9 million for fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

In fiscal 2006, as part of a sale-leaseback transaction with a subsidiary of Spirit Finance Corp. (“Spirit”), the Company entered into a twenty-year lease agreement (the “Lease Agreement”) for its corporate headquarters and distribution center whereby the Company agreed to lease the property it sold to Spirit back for an annual rent of $4.6 million. The Company realized a gain of approximately $29.3 million on the sale of this property, which has been deferred and is being amortized over the initial 20 years of the related lease agreement. At the end of the initial term, the Company will have the opportunity to extend the Lease Agreement for six additional successive periods of five years. In addition, on February 1, 2011, the fifth anniversary of the Lease Agreement and for every fifth anniversary thereafter, the base rent will be subject to a rent increase not to exceed the lesser of 7% or a percentage based on changes in the Consumer Price Index. The Company’s current annual rent of $5.1 million will be offset each lease year by $1.5 million related to the amortization of this deferred gain. This lease commitment, excluding the impact of the gain, is included in the above table of expected future minimum rentals obligations.

During the fourth quarter of fiscal 2013, the Company incurred a charge of approximately $2.3 million for the accrual of severance payments and related legal costs for the former chief financial officer, reduced by the effect of forfeitures of previously expensed unvested restricted stock award costs. At January 31, 2015, approximately $1.0 million of the $2.3 million remains outstanding.

F. LONG-TERM PERFORMANCE SHARE BONUS PLAN

The Company’s 2013-2016 Destination XL Group, Inc. Long-Term Incentive Plan (the “2013-2016 LTIP”) was approved in the second quarter of fiscal 2013.  Pursuant to the terms of the 2013-2016 LTIP, on the date of grant, each participant was granted an unearned and unvested award equal in value to four times his/her annual salary multiplied by the applicable long-term incentive program percentage, which is 100% for the Company’s Chief Executive Officer, 70% for its senior executives and 50% for other participants in the plan, which the Company refers to as the “Projected Benefit Amount.” Each participant was granted 50% of the Projected Benefit Amount in shares of restricted stock, 25% in stock options and the remaining 25% in cash. All shares were granted from the Company’s 2006 Incentive Compensation Plan.

Of the total Projected Benefit Amount, 50% is subject to time-based vesting and 50% is subject to performance-based vesting. The time-vested portion of the award (half of the shares of restricted stock, options and cash) vests in three installments with 20% of the time-vested portion having vested at the end of fiscal 2014, 40% to vest at the end of fiscal 2015 and the remaining 40% vesting at the end of fiscal 2016.

For the performance-based portion of the award to vest, the Company must achieve, during any rolling four fiscal quarter period that ends on or before the end of fiscal 2015, revenue of at least $550 million and have an operating margin of not less than 8.0%. In the event that the Company achieves its target of $550 million in revenue with an operating margin of not less than 8.0% during any rolling fiscal four quarters prior to fiscal 2016, then the total Projected Benefit Amount vests in full.

If the targets for vesting of the performance-based portion of the award are not met by the end of fiscal 2015, then the performance-based target can still be met in fiscal 2016. In fiscal 2016, the Company must achieve revenue of at least $600 million and an operating margin of not less than 8.0% for the participants to receive 100% vesting of the performance-based portion of the Projected Benefit Amount. If the Company does not meet the performance target at the end of fiscal 2016, but the Company is able to achieve revenue equal to or greater than $510 million at the end of fiscal 2016 and the operating margin is not less than 8.0%, then the participants will receive a pro-rata portion of the performance-based award based on minimum sales of $510 million (50% payout) and $600 million (100% payout).

Assuming the Company achieves the performance target and 100% of the Projected Benefit Amount vests, excluding estimated forfeitures, the total potential value of all awards over this four-year period, as of January 31, 2015, would be approximately $19.4 million. Approximately $9.7 million of the $19.4 million relates to the time-vested awards, which is being expensed over forty-four months, based on the respective vesting dates. The remaining $9.7 million of compensation expense is for performance awards and because the performance targets were not deemed probable at January 31, 2015, no compensation expense for the performance-based awards has been recognized through fiscal 2014. However, as a result of four terminations during fiscal 2014, the Company did recognize additional stock compensation expense of approximately $0.2 million related to the partial pro-rata vesting of the performance awards that each former employee was entitled to pursuant to the terms of the 2013-2016 LTIP. In total, 20,850 shares of performance-related restricted stock vested and performance-related options to purchase 25,382 shares of common stock vested as a result of such terminations.

2016 Long-Term Incentive Wrap-Around Plan

On November 7, 2014, the Company’s Compensation Committee of the Company’s Board of Directors approved the 2016 Long-Term Incentive Wrap-Around Plan (the “Wrap-Around Plan”). The Wrap-Around Plan is a supplemental performance-based incentive plan that is only effective if there is no vesting of the performance-based awards under the 2013-2016 LTIP and, as a result, all performance-based awards under the 2013-2016 LTIP are forfeited. Under the Wrap-Around Plan, if the target level performance metrics for fiscal 2016 are met, participants will be eligible to receive a payout equal to 80% of the dollar value of the performance-based compensation they were eligible to receive under the 2013-2016 LTIP. If the target level performance metrics for fiscal 2016 under the Wrap-Around Plan are exceeded, the greatest payout that participants will be eligible to receive is 100% of the dollar value of the performance-based compensation they were eligible to receive under the 2013-2016 LTIP. Any award earned will be paid 50% in cash and 50% in shares of restricted stock.

The performance target under the Wrap-Around Plan consists of two metrics, Sales and EBITDA, with threshold (50%), target (80%) and maximum (100%) payout levels. Each metric is weighted as 50% of the total performance target. However, in order for there to be any payout under either metric, EBITDA for fiscal 2016 must be equal to or greater than the minimum threshold.

The Wrap-Around Plan also provides for an opportunity to receive additional shares of restricted stock if the performance targets are achieved and the Company’s closing stock price is $6.75 or higher on the day earnings for fiscal 2016 are publicly released. If the Company’s stock price is $6.75, the 50% payout in restricted shares will be increased by 20% and if the stock price is $7.25 or higher, the 50% payout in restricted shares will be increased by 30%, with a pro-rata payout between $6.75 and $7.25. All awards granted pursuant to the Wrap-Around Plan will not vest until the last day of the second quarter of fiscal 2017.

Assuming that the Company achieves the performance target at target levels under the Wrap-Around Plan, and further assuming that the Company’s stock price is greater than $7.25, at the time the Company’s earnings are publicly released, the compensation expense associated with this Wrap-Around Plan is estimated to be approximately $8.7 million.  However, because the performance targets under the Wrap-Around Plan were not deemed probable at January 31, 2015, no compensation expense for the performance-based awards has been recognized through the end of fiscal 2014.

G. STOCK OPTIONS AND RESTRICTED STOCK

The Company has one active stock-based compensation plan: the 2006 Incentive Compensation Plan (as amended and restated effective as of August 1, 2013, the “2006 Plan”). Under the terms of the 2006 Plan, up to 7,250,000 shares of common stock are available for the granting of awards; provided, however, that the maximum number of those shares that may be subject to the granting of awards other than stock options and stock appreciation rights cannot exceed 4,250,000 shares. The terms of the 2006 Plan provide for grants of stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property.

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

2006 Plan—Stock Option and Restricted Share Award Activity

Stock Option Activity

The following table summarizes stock option activity under the 2006 Plan for fiscal 2014:

	Number of Shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	2,721,569	$4.95
Options granted	170,596	$5.29
Options canceled	(118,139)	$4.32
Options exercised	(26,224)	$4.69

Outstanding options at end of year	2,747,802	$4.97	7.9 years	$457,575
Options exercisable at end of year	607,628	$4.77	6.4 years	$309,799
Vested and expected to vest at end of year	1,585,755	$4.91	7.6 years	$411,863

The intrinsic value of options exercised was immaterial for fiscal 2014.  The intrinsic value of options exercised in fiscal 2013 was $23,700.

Restricted Share Activity

The following table summarizes activity for non-vested shares (“restricted shares”) under the 2006 Plan for fiscal 2014:

	Number of Shares	Weighted-average grant-date fair value (1)
Restricted Shares
Restricted shares outstanding at beginning of year	2,017,940	$5.01
Restricted shares granted	115,166	$5.31
Deferred shares granted (2)	11,238	$5.22
Restricted shares vested	(352,848)	$4.77
Restricted shares canceled	(94,968)	$5.00

Restricted and Deferred shares outstanding at end of year	1,696,528	$5.09

(1)	The fair value of a restricted share is equal to the Company’s closing stock price on the date of grant.
(2)

During fiscal 2014, the Company granted 11,238 shares of deferred stock, with a fair value of approximately $58,643, to a director as compensation in lieu of cash and in accordance with his irrevocable election.  The shares of deferred stock, which have no continued service requirement, will vest three years from the date of grant.  The Company recognized compensation expense in full on the date of grant.

Approximately $6.4 million of the total unrecognized stock compensation cost of $9.7 million is related to restricted shares unvested at January 31, 2015. Approximately $4.7 million of the $6.4 million of unrecognized stock compensation is tied to performance-based awards, which were not deemed probable at January 31, 2015. The remaining $1.7 million of unrecognized stock compensation is tied to time-based awards and is expected to be recognized over a weighted-average period of 17.3 months.

Share Availability Under the 2006 Plan

At January 31, 2015, the Company has 1,122,627 shares available for future grant under the 2006 Plan. Of this amount, 1,015,286 shares remain available for awards other than options and stock appreciation rights.

1992 Plan—Stock Option Activity-

Grants still remain outstanding under the Company’s previous 1992 Stock Incentive Plan (as amended, the “1992 Plan”). As a result of the adoption of the 2006 Plan, however, no further grants can be made under the 1992 Plan. The following table summarizes stock option activity under the 1992 Plan for fiscal 2014:

	Number of Shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value (1)
Stock Options
Outstanding options at beginning of year	911,775	$6.82
Options granted	—	—
Options canceled	(686,775)	$6.77
Options exercised (1)	(7,500)	$5.67

Outstanding options at end of year	217,500	$7.01	0.3 years	—
Options exercisable at end of year	217,500	$7.01	0.3 years	—
Vested and expected to vest at end of year	217,500	$7.01	0.3 years	—

(1)	The majority of outstanding options were out-of-the-money at January 31, 2015; therefore, the intrinsic value was immaterial.

The total intrinsic value of options exercised was immaterial for fiscal 2014 and $182,900 for fiscal 2013.

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

Beginning in fiscal 2015, the non-employee directors are required to take 50% of their annual retainer, which is paid quarterly, in equity.  Any shares of stock, deferred stock or stock options issued to a director as part of this 50% requirement will be issued from the Company’s 2006 Plan. Only discretionary elections of equity will be issued from the Non-Employee Director Compensation Plan.

The following shares of common stock, with the respective fair value, were issued to its non-employee directors as compensation for fiscal 2014, fiscal 2013 and fiscal 2012:

	Number of shares of common stock issued	Fair value of common stock issued
Fiscal 2014	40,910	$213,749
Fiscal 2013	43,541	$255,884
Fiscal 2012	31,707	$123,976

H. RELATED PARTIES

Seymour Holtzman and Jewelcor Management, Inc.

Seymour Holtzman, the Executive Chairman of the Company’s Board of Directors (the “Board”), is the chairman, chief executive officer and president and, together with his wife, indirectly, the majority shareholder of Jewelcor Management, Inc. (“JMI”). Mr. Holtzman, who was initially appointed Chairman of the Board in April 2000, is the beneficial holder of approximately 9.1% of the outstanding common stock of the Company at January 31, 2015.

From October 1999 through August 7, 2014, the Company had an ongoing consulting agreement with JMI to provide the Company with services as may be agreed upon, from time to time, between JMI and the Company (the “Consulting Agreement”). In connection with the execution of the Employment and Chairman Compensation Agreement discussed below, on August 7, 2014, the Company terminated the Consulting Agreement. Prior to the execution of the Employment and Chairman Compensation Agreement and through August 7, 2014, Mr. Holtzman was primarily compensated by the Company for his services pursuant to this Consulting Agreement. Under the terms of the Consulting Agreement at the time of its termination, Mr. Holtzman was entitled to receive annual consulting compensation of $372,750 and a salary of $24,000.

On August 7, 2014, the Company entered into an Employment and Chairman Compensation Agreement with Mr. Holtzman. Pursuant to the terms of the agreement, Mr. Holtzman serves as both an employee of the Company, reporting to the Board, and, in his capacity as Chairman of the Board, as Executive Chairman, with the duties of the Chairman of the Board as set forth in the Company’s Third Amended and Restated By-Laws. The initial term of the agreement is for two years. Commencing August 7, 2015, the agreement can be automatically extended for an additional one-year term on each anniversary date. As compensation for the employment services, Mr. Holtzman receives an annual base salary of $24,000 and, as compensation for his services as Executive Chairman, Mr. Holtzman receives annual compensation of $372,750.

John E. Kyees

John Kyees, a director of the Company since 2010, was appointed and served as the Company’s interim Chief Financial Officer from February 2, 2014 through May 31, 2014. Pursuant to an employment agreement, Mr. Kyees was entitled to receive compensation at a rate of $3,000 per day plus benefits and reimbursement for all business and travel expenses. Mr. Kyees was also eligible to participate in the Company’s annual incentive program for the period in which he served as interim Chief Financial Officer.  For fiscal 2014, Mr. Kyees earned total compensation from the Company of $389,920 for services he provided as interim Chief Financial Officer.

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

These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of accumulated other comprehensive items. The amortization of the unrecognized loss included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic pension cost in fiscal 2015 is $943,000.

Noncontributory Pension Plan

In connection with the Casual Male acquisition, the Company assumed the assets and liabilities of the Casual Male Noncontributory Pension Plan “Casual Male Corp. Retirement Plan”, which was previously known as the J. Baker, Inc. Qualified Plan (the “Pension Plan”). Casual Male Corp. froze all future benefits under this plan on May 1, 1997.

The following table sets forth the Pension Plan’s funded status at January 31, 2015 and February 1, 2014:

	January 31, 2015	February 1, 2014
	in thousands
Change in benefit obligation:
Balance at beginning of period	$15,685	$16,154
Benefits and expenses paid	(623)	(587)
Interest costs	669	651
Settlements	(226)	(17)
Actuarial (gain) loss	3,422	(516)

Balance at end of year	$18,927	$15,685

Change in fair value of plan assets
Balance at beginning of period	$12,625	$11,813
Actual return on plan assets	701	995
Employer contributions	468	421
Settlements	(226)	(17)
Benefits and expenses paid	(623)	(587)

Balance at end of period	$12,945	$12,625

Reconciliation of Funded Status
Projected benefit obligation	$18,927	$15,685
Fair value of plan assets	12,945	12,625
Unfunded Status	$(5,982)	$(3,060)

Balance Sheet Classification
Other long-term liabilities	$5,982	$3,060

Total plan expense and other amounts recognized in accumulated other comprehensive loss for the years ended January 31, 2015, February 1, 2014 and February 2, 2013 include the following components:

	January 31, 2015	February 1, 2014	February 2, 2013
Net pension cost:	(in thousands)
Interest cost on projected benefit obligation	$669	$651	$661
Expected return on plan assets	(1,002)	(937)	(814)
Amortization of unrecognized loss	591	680	669
Net pension cost	$258	$394	$516

Other changes recognized in other comprehensive loss, before taxes:
Unrecognized losses at the beginning of the year	$6,614	$7,868	$8,097
Net periodic pension cost	(258)	(394)	(516)
Employer contribution	468	421	723
Change in plan assets and benefit obligations	2,922	(1,281)	(436)
Unrecognized losses at the end of year	$9,746	$6,614	$7,868

For fiscal 2015, the Company is expecting to make a contribution of $0.4 million to the plan.

Assumptions used to determine the benefit obligations as of January 31, 2015 and February 1, 2014 include a discount rate of 3.42% for fiscal 2014 and 4.43% for fiscal 2013. Assumptions used to determine the net periodic benefit cost for the years ended January 31, 2015, February 1, 2014 and February 2, 2013 included a discount rate of 3.42% for fiscal 2014, 4.43% for fiscal 2013 and 4.11% for fiscal 2012. At January 31, 2015, a new mortality table was used to estimate anticipated mortality rates that contributed to an increase in the Company’s projected benefit obligation of approximately $3.2 million.

The expected long-term rate of return for plan assets was assumed to be 8.00% for both fiscal 2014 and fiscal 2013. The expected long-term rate of return assumption was developed considering historical and future expectations for returns for each asset class.

Estimated Future Benefit Payments

The estimated future benefits for the next ten fiscal years are as follows:

Total
FISCAL YEAR	(in thousands)
2015	$695
2016	723
2017	794
2018	837
2019	881
2020-2024	5,181
$9,111

Plan Assets

The fair values of the Company’s noncontributory defined benefit retirement plan assets at the end of fiscal 2014 and fiscal 2013, by asset category, are as follows:

	Fair Value Measurement
	At January 31, 2015				At February 1, 2014
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset category:
Common Stock	$7,103	$—	$—	$7,103	$6,838	$—	$—	$6,838
Mutual Funds:
U.S. Equity	472	—	—	472	504	—	—	504
International Equity	1,808	—	—	1,808	1,695	—	—	1,695
Bond	2,474	—	—	2,474	3,146	—	—	3,146
Cash	1,088	—	—	1,088	442	—	—	442
Total	$12,945	$—	$—	$12,945	$12,625	$—	$—	$12,625

The Company’s target asset allocation for fiscal 2015 and its asset allocation at January 31, 2015 and February 1, 2014 were as follows, by asset category:

	Target Allocation	Percentage of plan assets at
	Fiscal 2015	January 31, 2015	February 1, 2014
Asset category:
Equity securities	73.0%	72.5%	71.5%
Debt securities	24.0%	19.1%	24.9%
Cash	3.0%	8.4%	3.6%
Total	100.0%	100.0%	100.0%

The target policy is set to maximize returns with consideration to the long-term nature of the obligations and maintaining a lower level of overall volatility through the allocation of fixed income. The asset allocation is reviewed throughout the year for adherence to the target policy and is rebalanced periodically towards the target weights.

Supplemental Executive Retirement Plan

In connection with the Casual Male acquisition, the Company also assumed the liability of the Casual Male Supplemental Retirement Plan (the “SERP”).

The following table sets forth the SERP’s funded status at January 31, 2015 and February 1, 2014:

	January 31, 2015	February 1, 2014
	in thousands
Change in benefit obligation:
Balance at beginning of period	$629	$656
Benefits and expenses paid	(30)	(30)
Interest costs	27	26
Actuarial (gain) loss	119	(23)
Balance at end of year	$745	$629

Change in fair value of plan assets
Balance at beginning of period	$—	$—
Employer contributions	30	30
Benefits and expenses paid	(30)	(30)
Balance at end of period	$—	$—

Projected benefit obligation	$745	$629

Reconciliation of Funded Status
Projected benefit obligation	$745	$629
Fair value of plan assets	—	—
Unfunded Status	$(745)	$(629)

Balance Sheet Classification
Other long-term liabilities	$745	$629
Other changes recognized in other comprehensive loss, before taxes (in thousands):

	January 31, 2015	February 1, 2014	February 2, 2013
Other changes recognized in other comprehensive loss, before taxes:	in thousands
Unrecognized losses at the beginning of the year	$142	$171	$144
Net periodic pension cost	(31)	(30)	(30)
Employer contribution	30	30	30
Change in benefit obligations	115	(29)	27
Unrecognized losses at the end of year	$256	$142	$171

Assumptions used to determine the benefit obligations as of January 31, 2015 and February 1, 2014 included a discount rate of 3.42% for fiscal 2014 and 4.43% for fiscal 2013. Assumptions used to determine the net periodic benefit cost for the years ended January 31, 2015, February 1, 2014 and February 2, 2013 included a discount rate of 3.42% for fiscal 2014, 4.43% for fiscal 2013 and 4.11% for fiscal 2012.

Defined Contribution Plan

Through December 31, 2014, the Company had two defined contribution plans, the Casual Male 401(k) Salaried Plan and the Casual Male 401(k) Hourly Plan. Effective January 1, 2015, the two plans were merged and renamed the Destination XL Group, Inc. 401(k) Savings Plan (the “401(k) Plan”).  Under the 401(k) Plan, the Company will offer a qualified automatic contribution arrangement (“QACA”) with the Company matching 100% of the first 1% of deferred compensation and 50% of the next 5% (with a maximum contribution of 3.5% of eligible compensation). As of January 1, 2015, employees who are 21 years of age or older are eligible to make deferrals after 6 months of employment and are eligible to receive a Company match after one year of employment and 1,000 hours.

The Company recognized $1.6 million, $1.5 million and $1.4 million of expense under these plans in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

J. DISCONTINUED OPERATIONS

Sears Canada

In the second quarter of fiscal 2014, the Company notified Sears Canada of its intent to exit the business and began the process of an orderly wind-down. The Company ceased taking new orders and completed the run-off of operations through a final settlement with Sears during the fourth quarter of fiscal 2014.  Accordingly, the results of the direct business with Sears Canada have been reclassified to reflect the operating results as discontinued operations for all periods presented. The loss for fiscal 2014 includes a charge, recorded in the second quarter of fiscal 2014, of approximately $0.8 million related primarily to inventory reserves and sales allowances as a result of our decision to exit the business.

European Direct Business

In fiscal 2012, the Company exited its European direct business, terminating its business relationship with its vendor, who had provided all web store design, order processing, fulfillment and customer call center services for the company’s European web stores.  This loss from discontinued operation of $1.9 million for fiscal 2012, includes an early termination fee of $1.1 million that was paid to the Company’s vendor.

The following table summarizes the results from discontinued operations for the fiscal years presented. The loss from discontinued operations of $1.9 million for fiscal 2012 is primarily due to the loss of $1.9 million for its European direct business, discussed above.  The direct business with Sears Canada had income of $68,000 in fiscal 2012. There were no discontinued operations for the Company’s European direct Business for fiscal 2013 or fiscal 2014.

For the fiscal year ended:	January 31, 2015	February 1, 2014	February 2, 2013
	(in thousands)
Sales	$(450)	$3,227	$3,763
Gross margin	(998)	1,296	920
Selling, general and administrative expenses	(120)	(828)	(2,777)
Depreciation and amortization	—	—	(8)
Provision (benefit) from income taxes	—	—	—
Income (loss) from discontinued operations	$(1,118)	$468	$(1,865)

K. SELECTED QUARTERLY DATA (UNAUDITED)

(Certain columns may not foot due to rounding.)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	FULL YEAR
	(In Thousands, Except Per Share Data)
FISCAL YEAR 2014 (1)
Sales	$96,659	$104,162	$93,640	$119,559	$414,020
Gross profit	43,938	48,239	40,571	57,266	190,014
Operating income (loss)	(2,939)	(2,562)	(5,522)	2,221	(8,802)
Income (loss) before taxes	(3,350)	(3,013)	(6,028)	1,457	(10,934)
Income tax provision (benefit) (2)	47	63	63	70	243
Income (loss) from continuing operations	(3,397)	(3,076)	(6,091)	1,387	(11,177)
Income (loss) from discontinued operations	(139)	(956)	(190)	167	(1,118)
Net income (loss)	$(3,536)	$(4,032)	$(6,281)	$1,554	$(12,295)
Earnings per share – basic and diluted	$(0.07)	$(0.08)	$(0.13)	$0.03	$(0.25)

FISCAL YEAR 2013 (1)
Sales	$93,442	$97,355	$88,009	$107,689	$386,495
Gross profit	44,138	44,945	39,013	48,260	176,356
Operating income (loss)	1,977	(2,433)	(6,576)	(6,516)	(13,547)
Income (loss) before taxes	1,799	(2,674)	(6,856)	(6,863)	(14,593)
Income tax provision (benefit) (2)	792	(995)	(2,905)	48,769	45,661
Income (loss) from continuing operations	1,007	(1,679)	(3,951)	(55,632)	(60,254)
Income (loss) from discontinued operations	4	92	(112)	485	468
Net income (loss)	$1,011	$(1,587)	$(4,063)	$(55,147)	$(59,786)
Earnings per share – basic and diluted	$0.02	$(0.03)	$(0.08)	$(1.14)	$(1.23)
(1)

As discussed in Note J, during the fourth quarter of fiscal 2014, the Company completed the wind down of its Sears Canada direct business. Accordingly, the operating results for the first three quarters of fiscal 2014 and each of the quarters for fiscal 2013 were restated for discontinued operations.

(2)

During the fourth quarter of fiscal 2013, the Company recorded a non-cash charge of $51.3 million to establish a valuation allowance against its deferred tax assets. Accordingly, no income tax provision (benefit) was recognized on the operating loss for fiscal 2014.  See Note D, “Income Taxes” for disclosure regarding the realizability of the deferred tax assets at January 31, 2015.

The Company’s fiscal quarters are based on a retail cycle of 13 weeks. Historically, and consistent with the retail industry, the Company has experienced seasonal fluctuations as it relates to its operating income and net income. Traditionally, a significant portion of the Company’s operating income and net income is generated in the fourth quarter, as a result of the holiday selling season.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2015, our disclosure controls and procedures were effective.

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

Management assessed the design and effectiveness of our internal control over financial reporting as of January 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework (1992).

Based on management’s assessment and the above mentioned criteria, management determined that we maintained effective internal control over financial reporting as of January 31, 2015.

KPMG, LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting as of January 31, 2015, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

of Destination XL Group, Inc.

We have audited Destination XL Group, Inc.’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Destination XL Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Destination XL Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Destination XL Group, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2015, and our report dated March 25, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

March 25, 2015

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III.

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to this Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended January 31, 2015 in connection with our 2015 Annual Meeting of Stockholders.

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 31, 2015.

Item 11. Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 31, 2015.

Item 14. Principal Accounting Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 31, 2015.

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

3.10	Third Amended and Restated By-Laws (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference).
10.1	1992 Stock Incentive Plan, as amended (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).
10.2

Amendment to the Company’s 1992 Stock Incentive Plan, as amended, effective as of April 15, 2011 (included as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2011, and incorporated herein by reference).

10.3	Company’s 2006 Incentive Compensation Plan, as amended (included as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 17, 2014, and incorporated herein by reference).
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

Exhibits
10.8

Company’s Amended and Restated Non-Employee Director Compensation Plan (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 28, 2014, and incorporated herein by reference).

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

10.11

Second Amendment to Sixth Amended and Restated Loan and Security Agreement dated October 30, 2014, by and among Bank of America, N.A., as Administrative Agent and Collateral Agent, the Revolving Credit Lenders identified therein, the Company, as Borrowers’ Representative, and the Company and CMRG Apparel, LLC, as Borrowers (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 21, 2014, and incorporated herein by reference).

†
10.12

Master Loan and Security Agreement dated July 20, 2007 between the Company and Banc of America Leasing & Capital, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2007, and incorporated herein by reference).

10.13

Amendment Number 1 to Master Loan and Security Agreement dated September 30, 2013 between the Company and Banc of America Leasing & Capital, LLC. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2013, and incorporated herein by reference).

10.14

Equipment Security Note Number 17608-70003 to the Master Loan and Security Agreement, as amended, dated October 1, 2013 between the Company and Banc of America Leasing & Capital, LLC. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 3, 2013, and incorporated herein by reference).

10.15

Equipment Security Note Number 17608-70004 to the Master Loan and Security Agreement, as amended, dated September 30, 2013 between the Company and Banc of America Leasing & Capital, LLC. (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 3, 2013, and incorporated herein by reference).

10.16

Equipment Security Note Number 17608-70005 to the Master Loan and Security Agreement, as amended, dated September 30, 2013 between the Company and Banc of America Leasing & Capital, LLC. (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2013, and incorporated herein by reference).

10.17

Equipment Security Note Number 17608-70006 to the Master Loan and Security Agreement, as amended, dated September 30, 2013 between the Company and Banc of America Leasing & Capital, LLC. (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 3, 2013, and incorporated herein by reference).

10.18

Equipment Security Note Number 17608-70007 to the Master Loan and Security Agreement, as amended, dated December 23, 2013 between the Company and Banc of America Leasing & Capital, LLC. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2014, and incorporated herein by reference).

10.19

Equipment Security Note Number 17608-70008 to the Master Loan and Security Agreement, as amended, dated December 23, 2013 between the Company and Banc of America Leasing & Capital, LLC. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 8, 2014, and incorporated herein by reference).

10.20

Equipment Security Note Number 17608-70009 to the Master Loan and Security Agreement, as amended, dated December 23, 2013 between the Company and Banc of America Leasing & Capital, LLC. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 8, 2014, and incorporated herein by reference).

10.21

Equipment Security Note Number 17608-70010 to the Master Loan and Security Agreement, as amended, dated March 28, 2014 between the Company and Banc of America Leasing & Capital LLC (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 29, 2014, and incorporated herein by reference).

Exhibits
10.22

Equipment Security Note Number 17608-70011 to the Master Loan and Security Agreement, as amended, dated March 28, 2014 between the Company and Banc of America Leasing & Capital LLC (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 29, 2014, and incorporated herein by reference).

10.23

Equipment Security Note Number 17608-70012 to the Master Loan and Security Agreement, as amended, dated March 28, 2014 between the Company and Banc of America Leasing & Capital LLC (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 29, 2014, and incorporated herein by reference).

10.24

Equipment Security Note Number 17608-70013 to the Master Loan and Security Agreement, as amended, dated June 23, 2014 between the Company and Banc of America Leasing & Capital LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2014, and incorporated herein by reference).

10.25

Equipment Security Note Number 17608-70014 to the Master Loan and Security Agreement, as amended, dated June 23, 2014 between the Company and Banc of America Leasing & Capital LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 26, 2014, and incorporated herein by reference).

10.26

Term Loan and Security Agreement, dated October 30, 2014, by and among Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, the Company, as Borrowers’ Representative, and the company and CMRG Apparel, LLC, as Borrowers (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 21, 2014, and incorporated herein by reference).

†
10.27

Amended and Restated Consulting Agreement, effective as of April 28, 2011 between the Company and Jewelcor Management, Inc. (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2011, and incorporated herein by reference).

10.28

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

10.30

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

10.32

Employment Agreement between the Company and Francis Chane dated as of January 8, 2010 (included as Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference).

10.33

Employment Agreement between the Company and Kenneth Ederle dated as of January 1, 2013 (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 22, 2013, and incorporated herein by reference).

10.34

Employment Agreement between the Company and Jack R. McKinney dated as of January 8, 2010 (included as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference).

10.35

Employment Agreement between the Company and Peter E. Schmitz dated as of January 1, 2013 (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 22, 2013, and incorporated herein by reference).

10.36

Employment Agreement between the Company and Vickie Smith dated as of January 1, 2013 (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 22, 2013, and incorporated herein by reference).

Exhibits
10.37

Employment Agreement between the Company and Walter E. Sprague dated as of January 8, 2010 (included as Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference).

10.38	Employment Agreement between the Company and Brian Reaves dated as of November 10, 2014.	*
10.39

Employment Agreement between the Company and Derrick Walker dated as of May 29, 2012 (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 17, 2012, and incorporated herein by reference).

10.40	Employment Agreement between the Company and Angela Chew dated as of February 1, 2015.	*
10.41	2013-2016 Destination XL Group, Inc. Long-Term Incentive Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2013, and incorporated herein by reference).
10.42

2016 Destination XL Group, Inc. Long-Term Incentive Wrap-Around Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 13, 2014, and incorporated herein by reference).

10.43

Form of Non-Qualified Option Agreement pursuant to the Company’s 2013-2016 Long-Term Incentive Plan (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 23, 2013, and incorporated herein by reference).

10.44

Form of Restricted Stock Grant Agreement pursuant to the Company’s 2013-2016 Long-Term Incentive Plan (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 23, 2013, and incorporated herein by reference).

10.45	Company’s Second Amended and Restated Annual Incentive Plan (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 19, 2010 and incorporated herein by reference).
10.46

Registration Rights Agreement entered into as of April 26, 2002, by and between the Company and the persons identified therein (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 23, 2002, and incorporated herein by reference).

10.47

Registration Rights Agreement dated November 18, 2003 by and between the Company and Thomas Weisel Partners LLC (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).

10.48

Contribution Agreement dated January 30, 2006 by and among the Company, Spirit SPE Canton, LLC and Spirit Finance Acquisitions, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference).

10.49

Membership Interest Purchase Agreement dated January 30, 2006 by and between the Company and Spirit Finance Acquisitions, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference).

10.50

Lease Agreement dated February 1, 2006 by and between the Company and Spirit SPE Canton, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference).

10.51

Buying Agency Agreement effective November 16, 2005 by and between Designs Apparel, Inc. and Li & Fung (included as Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed March 31, 2006, and incorporated herein by reference).

21.1	Subsidiaries of the Registrant.	*
23.1	Consent of Independent Registered Public Accounting Firm.	*
23.2	Consent of Independent Registered Public Accounting Firm.	*
31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	*
31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	*

Exhibits
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended January 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*
*	Filed herewith.
†	Portions of this Exhibit have been omitted pursuant to a grant of confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINATION XL GROUP, INC.
March 25, 2015
	By:	/s/ DAVID A. LEVIN
David A. Levin President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ DAVID A. LEVIN David A. Levin	President and Chief Executive Officer (Principal Executive Officer) and Director	March 25, 2015
/s/ PETER H. STRATTON, JR. Peter H. Stratton, Jr.	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 25, 2015
/s/ SEYMOUR HOLTZMAN Seymour Holtzman	Chairman of the Board of Directors	March 25, 2015
/s/ ALAN S. BERNIKOW Alan S. Bernikow	Director	March 25, 2015
/s/ JESSE H. CHOPER Jesse H. Choper	Director	March 25, 2015
/s/ JOHN E. KYEES John E. Kyees	Director	March 25, 2015
/s/ WILLEM MESDAG Willem Mesdag	Director	March 25, 2015
/s/ WARD K. MOONEY Ward K. Mooney	Director	March 25, 2015
/s/ GEORGE T. PORTER, JR. George T. Porter, Jr.	Director	March 25, 2015
/s/ MITCHELL S. PRESSER Mitchell S. Presser	Director	March 25, 2015
/s/ IVY ROSS Ivy Ross	Director	March 25, 2015