Form 10-Q
period 2015-05-02
DESTINATION XL GROUP, INC.
filed 2015-05-29
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 2, 2015

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

The number of shares of the registrant’s common stock outstanding as of May 20, 2015 was 50,746,448.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	May 2, 2015	January 31, 2015
	(Fiscal 2015)	(Fiscal 2014)

ASSETS
Current assets:
Cash and cash equivalents	$6,553	$4,586
Accounts receivable	5,659	3,619
Inventories	123,772	115,220
Prepaid expenses and other current assets	10,515	8,913
Total current assets	146,499	132,338

Property and equipment, net of accumulated depreciation and amortization	123,888	120,328

Other assets:
Intangible assets	3,139	3,308
Other assets	3,848	3,907
Total assets	$277,374	$259,881

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7,385	$7,335
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	34,844	29,979
Accrued expenses and other current liabilities	25,029	31,972
Borrowings under credit facility	40,143	18,817
Total current liabilities	108,866	89,568

Long-term liabilities:
Long-term debt, net of current portion	24,290	26,171
Deferred rent and lease incentives	29,613	28,850
Deferred gain on sale-leaseback, net of current portion	14,288	14,654
Deferred tax liability	118	91
Other long-term liabilities	7,335	8,157
Total long-term liabilities	75,644	77,923

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 61,593,147 and 61,560,544 shares issued at May 2, 2015 and January 31, 2015, respectively	616	616
Additional paid-in capital	300,681	299,892
Treasury stock at cost, 10,877,439 shares at May 2, 2015 and January 31, 2015	(87,977)	(87,977)
Accumulated deficit	(112,477)	(111,903)
Accumulated other comprehensive loss	(7,979)	(8,238)
Total stockholders' equity	92,864	92,390
Total liabilities and stockholders' equity	$277,374	$259,881

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	May 2, 2015	May 3, 2014
	(Fiscal 2015)	(Fiscal 2014)

Sales	$104,405	$96,659
Cost of goods sold including occupancy costs	56,166	52,721
Gross profit	48,239	43,938

Expenses:
Selling, general and administrative	41,469	41,447
Depreciation and amortization	6,522	5,430
Total expenses	47,991	46,877

Operating income (loss)	248	(2,939)

Interest expense, net	(761)	(411)

Loss from continuing operations before provision for income taxes	(513)	(3,350)
Provision for income taxes	61	47

Loss from continuing operations	(574)	(3,397)
Loss from discontinued operations, net of taxes	—	(139)

Net loss	$(574)	$(3,536)

Net loss per share - basic and diluted:
Loss from continuing operations	$(0.01)	$(0.07)
Loss from discontinued operations	$-	$-
Net loss per share - basic and diluted	$(0.01)	$(0.07)

Weighted-average number of common shares outstanding:
Basic	49,019	48,656
Diluted	49,019	48,656

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the three months ended
	May 2, 2015	May 3, 2014
	(Fiscal 2015)	(Fiscal 2014)
Net loss	$(574)	$(3,536)

Other comprehensive income (loss) before taxes:
Foreign currency translation	23	92
Pension plan	236	139
Other comprehensive income (loss) before taxes	259	231
Tax (provision) benefit related to items of other comprehensive income (loss)	—	—
Other comprehensive income (loss), net of tax	259	231
Comprehensive loss	$(315)	$(3,305)

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at January 31, 2015	61,561	$616	$299,892	(10,877)	$(87,977)	$(111,903)	$(8,238)	$92,390

Stock compensation expense			598					598
Exercises under option program	12	—	61					61
Board of Directors compensation	20	—	130					130
Accumulated other comprehensive income (loss):
Unrecognized gain associated with Pension Plan							236	236
Foreign currency							23	23
Net loss						(574)		(574)
Balance at May 2, 2015	61,593	$616	$300,681	(10,877)	$(87,977)	$(112,477)	$(7,979)	$92,864

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended
	May 2, 2015	May 3, 2014
	(Fiscal 2015)	(Fiscal 2014)
Cash flows from operating activities:
Net loss	$(574)	$(3,536)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of deferred gain on sale leaseback	(366)	(367)
Amortization of deferred debt issuance costs	70	38
Depreciation and amortization	6,522	5,430
Deferred taxes, net of valuation allowance	27	13
Stock compensation expense	598	747
Issuance of common stock to Board of Directors	130	51

Changes in operating assets and liabilities :
Accounts receivable	(2,040)	951
Inventories	(8,552)	(8,598)
Prepaid expenses and other current assets	(1,602)	(1,590)
Other assets	59	267
Accounts payable	4,865	(4,604)
Deferred rent and lease incentives	763	571
Accrued expenses and other liabilities	(7,851)	(3,271)
Net cash used for operating activities	(7,951)	(13,898)

Cash flows from investing activities:
Additions to property and equipment, net	(9,568)	(11,086)
Net cash used for investing activities	(9,568)	(11,086)

Cash flows from financing activities:
Proceeds from the exercise of stock options	61	—
Proceeds from the issuance of long-term debt	—	7,303
Principal payments on long-term debt	(1,862)	(1,387)
Costs associated with debt issuances	(8)	(27)
Net borrowings under credit facility	21,295	20,191
Net cash provided by financing activities	19,486	26,080
Net increase in cash and cash equivalents	1,967	1,096
Cash and cash equivalents:
Beginning of period	4,586	4,544
End of period	$6,553	$5,640

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

Notes to Consolidated Financial Statements

1. Basis of Presentation

In the opinion of management of Destination XL Group, Inc., a Delaware corporation (formerly known as Casual Male Retail Group, Inc. and, collectively with its subsidiaries, referred to as the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company’s audited consolidated financial statements for the fiscal year ended January 31, 2015 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 25, 2015.

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

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2015 and fiscal 2014 are 52-week periods ending January 30, 2016 and January 31, 2015, respectively.

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

Change in Accounting Principle

The Company historically presented deferred debt issuance costs, or fees related to directly issuing debt, as assets on the consolidated balance sheets. During the first quarter of fiscal 2015, the Company elected early adoption of ASU 2015−03, “Interest − Imputation of Interest (Subtopic 835−30), Simplifying the Presentation of Debt Issuance Costs”. The guidance simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. Therefore, these costs will continue to be amortized as interest expense over the term of the corresponding debt issuance. The Company applied the new guidance retrospectively to all prior periods presented in the financial statements.

The reclassification did not impact net income (loss) previously reported or any prior amounts reported on the Consolidated Statements of Operations. The following table presents the effect of the retrospective application of this change in accounting principle on the Company’s Consolidated Balance Sheets as of January 31, 2015:

	As Reported	Effect of Change in	After Change in
Consolidated Balance Sheets (in thousands)	January 31, 2015	Accounting Principle	Accounting Principle
ASSETS:
Current assets:
Prepaid expenses and other current assets	$9,190	$(277)	$8,913
Total current assets	132,615	(277)	132,338
Noncurrent assets:
Other assets	4,849	(942)	3,907
Total assets	261,100	(1,219)	259,881

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7,489	$(154)	$7,335
Borrowings under credit facility	19,402	(585)	18,817
Total current liabilities	90,307	(739)	89,568
Long-term liabilities:
Long-term debt, net of current portion	26,651	(480)	26,171
Total long-term liabilities	78,403	(480)	77,923
Total liabilities and stockholders' equity	261,100	(1,219)	259,881

Reclassification

As a result of the Company adopting ASU 2015-03, for the first three months ended May 3, 2014, the Company has reclassed $38,000 from “Change in Other Assets” to “Amortization of Deferred Debt Issuance Costs” in the Consolidated Statement of Cash Flows.

Intangibles

At May 2, 2015, the “Casual Male” trademark had a carrying value of $1.3 million and is considered a definite-lived asset. The Company is amortizing the remaining carrying value on an accelerated basis, consistent with projected cash flows through fiscal 2018, its estimated remaining useful life.

The Company’s “Rochester” trademark is considered an indefinite-lived intangible asset and has a carrying value of $1.5 million. During the first three months ended May 2, 2015, no event or circumstance occurred which would cause a reduction in the fair value of the Company’s reporting units, requiring interim testing of the Company’s “Rochester” trademark.

Fair Value of Financial Instruments

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.

The valuation techniques utilized are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities.

The Company utilizes observable market inputs (quoted market prices) when measuring fair value whenever possible.

The fair value of long-term debt is classified within Level 2 of the valuation hierarchy. At May 2, 2015, the fair value approximates the carrying amount based upon terms available to the Company for borrowings with similar arrangements and remaining maturities.

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

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income and reclassifications from AOCI for the three months ended May 2, 2015 and May 3, 2014 are as follows:

	May 2, 2015			May 3, 2014
For the three months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of the year	$(7,795)	$(443)	$(8,238)	$(4,547)	$(13)	$(4,560)

Other comprehensive income (loss) before reclassifications, net of taxes	97	23	120	82	92	174

Amounts reclassified from accumulated other comprehensive income (loss), net of taxes (1)	139	—	139	57	—	57

Other comprehensive income (loss) for the period	236	23	259	139	92	231

Balance at end of quarter	$(7,559)	$(420)	$(7,979)	$(4,408)	$79	$(4,329)

(1)

Includes the amortization of the unrecognized (gain)/loss on pension plans which was charged to “Selling, General and Administrative” Expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $139,000 and $57,000 for the three months ended May 2, 2015 and May 3, 2014, respectively. There was no tax benefit for either period.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition,” as well as various other sections of the ASC, such as, but not limited to, ASC 340-20, “Other Assets and Deferred Costs - Capitalized Advertising Costs”. The core principle of ASU 2014-09 is that an entity should recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes a cohesive set of disclosure requirements that would result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet). Early adoption is permitted after December 15, 2016 (the original effective date). The Company does not believe that there will be any material impact of ASU 2014-09 on its Consolidated Financial Statements upon adoption.

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

In January 2015, the FASB issued ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)”. ASU 2015-01 eliminates the concept of extraordinary items from GAAP, which requires an entity to separately classify, present, and disclose extraordinary events and transactions. ASU 2015-01 is effective for annual reporting periods beginning after December 15, 2015, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2015-01 is not expected to have an impact on the Company’s financial position or results of operations.

In May 2015, the FASB issued ASU 2015-05, “Intangibles- Goodwill and Other - Internal -Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. ASU 2015-05 provides accounting guidance on how customers should treat cloud computing arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those reporting periods. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The adoption of ASU 2015-05 is not expected to have a material impact on the Company’s financial position or results of operations.

No other new accounting pronouncements, issued or effective during the first quarter of fiscal 2015, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

2. Debt

Credit Agreement with Bank of America, N.A.

On October 30, 2014, the Company amended its credit facility with Bank of America, N.A, effective October 29, 2014, by executing the Second Amendment to the Sixth Amended and Restated Loan and Security Agreement (as amended, the “Credit Facility”).

The Credit Facility provides for maximum committed borrowings of $125 million. The Credit Facility includes, pursuant to an accordion feature, the ability to increase the Credit Facility by an additional $50 million upon the request of the Company and the agreement of the lender(s) participating in the increase. The Credit Facility includes a sublimit of $20 million for commercial and standby letter of credits and a sublimit of up to $15 million for swingline loans. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets. The maturity date of the Credit Facility is October 29, 2019. The Company’s obligations under the Credit Facility are secured by a lien on substantially all of its assets, excluding (i) a first priority lien held by the lenders of the Term Loan Facility on certain equipment of the Company and (ii) intellectual property.

At May 2, 2015, the Company had outstanding borrowings under the Credit Facility of $40.7 million, before unamortized debt issuance costs of $0.6 million. Outstanding standby letters of credit were $2.2 million and documentary letters of credit were $0.4 million. Unused excess availability at May 2, 2015 was $68.3 million. Average monthly borrowings outstanding under the Credit

Facility during the first three months of fiscal 2015 were $37.4 million, resulting in an average unused excess availability of approximately $71.1 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.  Pursuant to the terms of the Credit Facility, if the Company’s excess availability under the Credit Facility fails to be equal to or greater than the greater of (i) 10% of the Loan Cap (defined in the Credit Facility as the lesser of the revolving credit commitments at such time or the borrowing base at the relevant measurement time) and (ii) $7.5 million, the Company will be required to maintain a minimum consolidated fixed charge coverage ratio of 1.0:1.0 in order to pursue certain transactions, including but not limited to, stock repurchases, payment of dividends and business acquisitions.

Borrowings made pursuant to the Credit Facility will bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% or (c) the annual ICE-LIBOR rate (“LIBOR”) for the respective interest period) plus a varying percentage, based on the Company’s borrowing base, of 0.50%-0.75% for prime-based borrowings and 1.50%-1.75% for LIBOR-based borrowings. The Company is also subject to an unused line fee of 0.25%. At May 2, 2015, the Company’s prime-based interest rate was 3.75%. At May 2, 2015, the Company had approximately $36.0 million of its outstanding borrowings in a LIBOR-based contract with an interest rate of 1.64%. The LIBOR-based contract expired on May 4, 2015. When a LIBOR-based borrowing expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

The fair value of the amount outstanding under the Credit Facility at May 2, 2015 approximated the carrying value.

Long-Term Debt

Components of long-term debt are as follows:

(in thousands)	May 2, 2015	January 31, 2015
Equipment financing notes	$17,778	$19,390
Term loan, due 2019	14,500	14,750
Less: unamortized debt issuance costs (1)	(603)	(634)
Total long-term debt	31,675	33,506
Less: current portion of long-term debt	7,385	7,335
Long-term debt, net of current portion	$24,290	$26,171
(1)

Includes the reclassification of debt issuance costs of $0.1 million from Prepaid and other current assets and $0.5 million from “Other assets” at January 31, 2015 as a result of the Company adopting ASU 2015-03, see Note 1.

Equipment Financing Loans

Pursuant to a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC, dated July 20, 2007 and amended on September 30, 2013 (the “Master Agreement”), the Company has entered into twelve equipment security notes (in aggregate, the “Notes”), whereby the Company borrowed an aggregate of $26.4 million. The Notes are for a term of 48 months and accrue interest at fixed rates ranging from 3.07% and 3.50%. Principal and interest are paid monthly, in arrears.

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

Of the total Projected Benefit Amount, 50% is subject to time-based vesting and 50% is subject to performance-based vesting. The time-vested portion of the award (half of the shares of restricted stock, options and cash) vests in three installments with 20% of the time-vested portion vesting at the end of fiscal 2014, 40% will vest at the end of fiscal 2015 and the remaining 40% will vest at the end of fiscal 2016.

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

Assuming the Company achieves the performance target and 100% of the Projected Benefit Amount vests, excluding estimated forfeitures, the total potential value of all awards over this four-year period, as of May 2, 2015, would be approximately $19.4 million. Approximately half of the compensation expense relates to the time-vested awards, which is being expensed over forty-four months, based on the respective vesting dates. As the performance targets were not deemed probable at May 2, 2015, no expense for the performance-based awards has been recognized through the end of the first quarter of fiscal 2015.

2016 Long-Term Incentive Wrap-Around Plan

In the fourth quarter of fiscal 2014, the Company’s Compensation Committee approved the 2016 Long-Term Incentive Wrap-Around Plan (the “Wrap-Around Plan”).  The Wrap-Around Plan is a supplemental performance-based incentive plan that is only effective if there is no vesting of the performance-based awards under the 2013-2016 LTIP and, as a result, all performance-based awards under that plan are forfeited. Under the Wrap-Around Plan, if the target level performance metrics for fiscal 2016 are met, participants will be eligible to receive a payout equal to 80% of the dollar value of the performance-based compensation they were eligible to receive under the 2013-2016 LTIP.  If the target level performance metrics for fiscal 2016 under the Wrap-Around Plan are exceeded, the greatest payout that participants will be eligible to receive is 100% of the dollar value of the performance-based compensation they were eligible to receive under the 2013-2016 LTIP.  Any award earned will be paid 50% in cash and 50% in shares of restricted stock.

The performance target under the Wrap-Around Plan consists of two metrics, Sales and EBITDA, with threshold (50%), target (80%) and maximum (100%) payout levels.  Each metric is weighted as 50% of the total performance target.  However, in order for there to be any payout under either metric, EBITDA for fiscal 2016 must be equal to or greater than the minimum threshold.

The Wrap-Around Plan also provides for an opportunity to receive additional shares of restricted stock if the performance targets are achieved and the Company’s closing stock price is $6.75 or higher on the day earnings for fiscal 2016 are publicly released. If the Company’s stock price is $6.75, the 50% payout in restricted shares will be increased by 20% and if the stock price is $7.25 or higher, the 50% payout in restricted shares will be increased by 30%.  In any event, the most that can be achieved is the 100% payout level. All awards granted pursuant to the Wrap-Around Plan will not vest until the last day of the second quarter of fiscal 2017.

Assuming that the Company achieves the performance target at target levels under the Wrap-Around Plan, and further assuming that the Company’s stock price is greater than $7.25, at the time the Company’s earnings are publicly released, the compensation expense associated with this Wrap-Around Plan is estimated to be approximately $8.7 million.  However, because the performance targets under the Wrap-Around Plan were not deemed probable at May 2, 2015, no compensation expense for the performance-based awards has been recognized through the end of first quarter of fiscal 2015.

2006 Plan—Stock Option and Restricted Share Award Activity

Pursuant to the Company’s 2006 Incentive Compensation Plan, as amended (the “2006 Plan”), the Company has 7,250,000 shares authorized for issuance, of which 4,250,000 shares may be subject to the granting of awards other than stock options and stock appreciation rights.

The following tables summarize the stock option activity and restricted share activity under the 2006 Plan for the first three months of fiscal 2015:

	Number of Shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	2,747,802	$4.97
Options granted	—	—
Options canceled	(13,791)	$5.04
Options exercised (1)	(12,136)	$5.04

Outstanding options at end of quarter	2,721,875	$4.97	7.7 years	$321,182
Options exercisable at end of quarter	582,060	$4.76	6.1 years	$260,516

(1)	The intrinsic value of options exercised was immaterial.

	Number of Shares	Weighted-average grant-date fair value (1)
Restricted Shares
Restricted shares outstanding at beginning of year	1,696,528	$5.09
Shares granted (2)	14,886	$5.15
Deferred shares granted (3)	4,962	$5.15
Restricted shares vested and shares issued	(16,553)	$5.22
Restricted shares canceled	—	$-

Restricted and deferred shares outstanding at end of quarter	1,699,823	$5.09

(1)	The fair value of both a restricted share and a deferred share is equal to the Company’s closing stock price on the date of grant.

(2)

During the first three months of fiscal 2015, the Company granted 14,886 shares of stock, with a fair value of approximately $76,663 to certain directors as compensation in lieu of cash, in accordance with their irrevocable elections. Beginning in fiscal 2015, directors are required to elect 50% of their quarterly retainer in equity.  All shares paid to directors to satisfy this election are issued from the Company’s 2006 Stock Incentive Plan.  Any shares in excess of the minimum required election will be issued from the Company’s Non-Employee Director Stock Purchase Plan.

(3)

During the first three months of fiscal 2015, the Company granted 4,962 shares of deferred stock, with a fair value of approximately $25,554 to certain directors as compensation in lieu of cash, in accordance with their irrevocable elections. The shares of deferred stock will vest three years from the date of grant or at separation of service, based on the irrevocable election of each director.

1992 Stock Incentive Plan (the “1992 Plan”)—Stock Option Activity

The following table summarizes stock option activity under the 1992 Plan for the first three months of fiscal 2015:

	Number of Shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value (1)
Stock Options
Outstanding options at beginning of year	217,500	$7.01
Options granted	—	—
Options canceled	(1,000)	$7.38
Options exercised	—	$-

Outstanding options at end of quarter	216,500	$7.01	0.1 years	—
Options exercisable at end of quarter	216,500	$7.02	0.1 years	—

(1)	The intrinsic value of the options outstanding at May 2, 2015 was immaterial.

Share Availability Under the 2006 Plan

At May 2, 2015, the Company had 1,116,570 shares available for future grant under the 2006 Plan, of which 1,009,229 remain available under the sublimit for awards other than options and stock appreciation rights. No further grants can be made under the 1992 Plan.

Non-Employee Director Stock Purchase Plan

The Company granted 5,581 shares of common stock, with a fair value of approximately $28,562, to certain of its non-employee directors as compensation in lieu of cash in the first three months of fiscal 2015.

Valuation Assumptions for Stock Options and Restricted Stock

For the first three months of fiscal 2015, the Company granted 4,962 shares of deferred stock. For the first three months of fiscal 2014, the Company granted 5,000 shares of restricted stock and 2,751 shares of deferred stock.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model and the following assumptions: expected volatility, expected term and risk-free interest rate. Expected volatilities are based on historical volatilities of the Company’s common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. For the first three months of fiscal 2015 and fiscal 2014, there were no grants of stock options.

For the first quarter of fiscal 2015 and fiscal 2014, the Company recognized total stock-based compensation expense of $0.6 million and $0.7 million, respectively. The total compensation cost related to time-vested stock options and time-based restricted stock awards not yet recognized as of May 2, 2015 is approximately $2.3 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 16.5 months. At May 2, 2015, the Company had $7.1 million of unrecognized compensation expense, net of estimated forfeitures, related to its performance-based stock options and restricted stock. As discussed above, the Company will begin recognizing compensation if, and when, achievement of the performance targets becomes probable.

4. Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended
	May 2, 2015	May 3, 2014
(in thousands)
Common Stock Outstanding:
Basic weighted average common shares outstanding	49,019	48,656
Common stock equivalents – stock options and restricted stock (1)	—	—
Diluted weighted average common shares outstanding	49,019	48,656

(1)	Common Stock equivalents of 483 and 565 shares for the three months ended May 2, 2015 and May 3, 2014, respectively, were excluded due to the net loss.

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period because the exercise price of such options was greater than the average market price per share of common stock for the respective periods.

For the three months ended
	May 2, 2015	May 3, 2014
(in thousands, except exercise prices)
Stock Options (time-vested)	1,467	1,948
Restricted Stock (time-vested)	—	—
Range of exercise prices of such options	$4.91 - $7.52	$4.96 - $7.52

The above options, which were outstanding at May 2, 2015, expire from May 9, 2015 to November 10, 2024.

Excluded from the Company’s computation of basic and diluted earnings per share for the first quarter of fiscal 2015 were 933,486 shares of unvested performance-based restricted stock and 1,162,047 performance-based stock options. For the first three months of fiscal 2014, 901,715 shares of unvested performance-based restricted stock and 1,117,547 performance-based stock options were excluded from the Company’s computation of basic and diluted earnings per share. Performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved. In addition, shares of unvested time-based restricted stock of 766,337 and 901,715 were excluded from the computation of basic earnings per share for the first quarter of fiscal 2015 and fiscal 2014, respectively, until such shares vest. See Note 3, Stock-Based Compensation, for a discussion of the Company’s 2013-2016 LTIP and the respective performance targets.

Although the shares of performance-based and time-based restricted stock issued in connection with the 2013-2016 LTIP are not considered outstanding or common stock equivalents for earnings per share purposes until certain vesting and performance thresholds are achieved, all 1,683,623 shares of restricted stock outstanding at May 2, 2015 are considered issued and outstanding. Each share of restricted stock has all of the rights of a holder of the Company’s common stock, including, but not limited to, the right to vote and the right to receive dividends, which rights are forfeited if the restricted stock is forfeited.

5. Income Taxes

At May 2, 2015, the Company had total deferred tax assets of approximately $80.2 million, total deferred tax liabilities of $19.7 million and a corresponding valuation allowance of $60.6 million.

In the fourth quarter of fiscal 2013, the Company entered into a three-year cumulative loss position and based on forecasts at that time, the Company expected the cumulative three-year loss to increase as of the end of fiscal 2014. Management determined that this represented significant negative evidence at February 1, 2014. While the Company has projected it will return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, based on a consideration of all positive and negative evidence as of February 1, 2014, the Company established a full allowance against its net deferred tax assets. Based on the Company’s forecast for fiscal 2015, the Company believes that a full allowance remains appropriate at this time.

As of May 2, 2015, the Company had net operating loss carryforwards of $134.4 million for federal income tax purposes and $72.0 million for state income tax purposes that are available to offset future taxable income through fiscal year 2035. Additionally, the Company has alternative minimum tax credit carryforwards of $2.3 million, which are available to further reduce income taxes over an indefinite period. Additionally, the Company has $0.1 million and $2.4 million of net operating loss for tax purposes related to the Company’s operations in Hong Kong and Canada, respectively, though both are expected to expire largely unutilized. Included in the net operating loss carryforwards for both federal and state income tax is approximately $15.0 million relating to stock compensation deductions, the tax benefit from which, if realized, will be credited to additional paid-in capital.

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

The Company’s tax provision for the first quarter of fiscal 2015 and fiscal 2014 represents an increase in our deferred tax liability for indefinite-lived intangibles as well as current state margin tax and foreign income tax.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to Topic 740, “Income Taxes”, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. The liability for unrecognized tax benefits at May 2, 2015 was $3.0 million. This amount is directly associated with a prior year tax position related to exiting the European direct business. The amount of unrecognized tax benefit has been presented as a reduction in the reported amounts of its federal and state NOL carryforwards. It is the Company’s policy to record interest and penalties on unrecognized tax benefits as income taxes; however, no penalties or interest have been accrued on this liability because the carryforwards have not yet been utilized.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 2001, with remaining fiscal years subject to income tax examination by federal tax authorities.

6. Discontinued Operations

In the second quarter of fiscal 2014, the Company notified Sears Canada of its intent to exit the business and began the process of an orderly wind-down.  The Company ceased taking new orders and completed the run-off of operations through a final settlement with Sears during the fourth quarter of fiscal 2014.  Accordingly, the results of operations for the first quarter of fiscal 2014 have been reclassified to reflect the operating results as discontinued operations.

For the three months ended:	May 3, 2014
(in thousands)
Sales	$108
Gross profit	(9)
Selling, general and administrative expenses	130
Depreciation and amortization	—
Provision (benefit) from income taxes	—
Loss from discontinued operations, net of taxes	$(139)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding cash flows, operating and gross profit margins, store counts, costs, capital expenditures, borrowings, sales and earnings expectations for fiscal 2015 and beyond, the expected benefit of marketing initiatives and the anticipated pace and number of store openings in fiscal 2015. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes to those statements included elsewhere in the Quarterly Report on Form 10-Q and our audited consolidated financial statement for the year ended January 31, 2015, included in our Annual Report on Form 10-K, for the year ended January 31, 2015, as filed with the Securities and Exchange Commission on March 25, 2015.

Numerous factors could cause our actual results to differ materially from such forward-looking statements. We encourage readers to refer to the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, that sets forth certain risks and uncertainties that may have an impact on future results and direction of our Company, including risks relating to the execution of our DXL strategy and ability to grow our market share, our ability to predict customer tastes and fashion trends and to compete successfully in the United States men’s big & tall apparel market.

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big & tall men’s apparel with retail and direct operations in the United States and London, England. We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL®, Casual Male XL Outlets, Rochester Clothing, ShoesXL® and LivingXL®. At May 2, 2015, we operated 149 Destination XL stores, 152 Casual Male XL retail stores, 4 DXL outlet stores, 44 Casual Male XL outlet stores and 8 Rochester Clothing stores. Our direct business includes our DestinationXL.com and bigandtall.com e-commerce sites which support our stores, brands and product extensions.

Unless the context indicates otherwise, all references to “we,” “our,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years which end on January 30, 2016 and January 31, 2015 as “fiscal 2015” and “fiscal 2014,” respectively. Both fiscal years are 52-week periods.

SEGMENT REPORTING

We report our operations as one reportable segment, Big & Tall Men’s Apparel.  We consider our retail and direct business, especially in our growing omni-channel environment, to be similar in terms of economic characteristics, production processes and operations, and have, therefore, aggregated them into a single reporting segment.

COMPARABLE SALES

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

RECLASSIFICATIONS

In the first quarter of fiscal 2015, we elected early adoption of ASU 2015-03 “Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.”  Historically, we presented deferred debt issuance costs, or fees, directly related to issuing debt, as assets on the Consolidated Balance Sheets.  With the adoption of ASU 2015-03, these costs are now shown as a deduction from the corresponding liability, consistent with debt discounts.  Accordingly, we have applied the new guidance retrospectively to all prior periods presented and treated the adoption as a change in accounting principle.  The reclassification did not impact any amounts reported on the Consolidated Statements of Operations.  See Note 1 to the Consolidated Financial Statements for a full description.

In the fourth quarter of fiscal 2014, we ended our business relationship with Sears Canada and, as a result, the operating results for this business were reclassified to discontinued operations for the first quarter of fiscal 2014.

RESULTS OF OPERATIONS

The following is a summary of results for the first quarter of fiscal 2015, including EBITDA from continuing operations and adjusted net loss, which are non-GAAP measures (Certain columns may not foot due to rounding).  Please see “Presentation of Non-GAAP Measures” below.

	For the three months ended
	May 2, 2015	May 3, 2014
(in millions, except per share data)
Operating Income (Loss)	$0.2	$(2.9)
Add back: Depreciation and amortization expense	6.5	5.4
EBITDA from continuing operations (Non-GAAP basis)	$6.8	$2.5

Diluted loss per share:
Net loss	$(0.01)	$(0.07)
Adjusted net loss (Non-GAAP basis)(1)	$(0.01)	$(0.04)
(1)	Assumes a normalized tax rate of 40% for the three months ended May 2, 2015 and May 3, 2014.

Executive Summary

Our business performed very well during the first quarter of fiscal 2015.  Our net loss for the first quarter of fiscal 2015 was $(0.01) per diluted share as compared to a net loss of $(0.07) per diluted share for the first quarter of fiscal 2014. On a non-GAAP basis, assuming a normalized tax rate of 40% for both periods, our net loss was $(0.01) per diluted share for the first quarter of fiscal 2015 as compared to a net loss of $(0.04) per diluted share for the first quarter of fiscal 2014.

Despite the numerous snow storms and the delayed arrival of spring in the northeast, our total sales for the first quarter of fiscal 2015 increased 8.0%, driven by a comparable sales increase from our DXL retail stores of 8.7%.  We continue to see positive results from many of our DXL store metrics.  For the first quarter of fiscal 2015, our total number of transactions increased 6.6% as compared to the first quarter of fiscal 2014.  This increase is due to a combination of increased store traffic and conversion of traffic to sales. For the first quarter of fiscal 2015, sales from our DXL retail stores, on a rolling 12-month basis, were $168 per square foot as compared to $153 per square foot for the first quarter of fiscal 2014. This top line growth resulted in a $3.1 million improvement in operating income and a $4.3 million improvement in EBITDA from continuing operations for the first quarter of fiscal 2015 as compared to fiscal 2014.

Our gross margin for the first quarter of fiscal 2015 increased 70 basis points as compared to the prior year’s first quarter, driven by occupancy costs which, as a percentage of sales, were favorable due to change in lease exit accruals.   Our merchandise margins for the first quarter of fiscal 2015 were relatively flat as compared to the prior year’s first quarter due to a slightly higher sell through of clearance merchandise.  In the first quarter of fiscal 2014, we enhanced our website functionality to showcase all store inventories online.  Now, direct orders can be fulfilled from the store level.  This capability has resulted in incremental sales and it is also helping to reduce clearance merchandise at the store level.  The result is a very strong inventory position at the end of the first quarter of fiscal 2015, with 8.2% of merchandise in clearance.

During the first quarter of fiscal 2015, we opened 11 DXL stores and closed 5 Casual Male XL retail stores.  In addition, we opened two DXL outlets during the first quarter.  We expect that we will open another 21 DXL retail stores and 6 DXL outlets through the remainder of fiscal 2015. Many of our 2014 initiatives that we implemented will be continued into fiscal 2015, including opening our new stores prior to the fourth quarter and opening a number of smaller DXL stores.  Of the 11 DXL retail stores opened in the first quarter, 5 were our smaller store format (than 6,500 square feet).  The success of this concept in smaller markets will provide us with increased opportunities for continued store growth beyond our projected 230 DXL stores at the end of fiscal 2017.

Marketing Campaign

At the end of the first quarter of fiscal 2015, we launched our spring advertising campaign, which includes television and radio commercials.  We kicked off our spring campaign during the NFL draft and it will continue through June, with increased presence leading into Father’s Day. Our commercial will air on several major networks, including ESPN, CBS and FX, and is strategically placed around such programming as The Late Show, ESPN Monday Night Baseball and the NBA playoffs.  For fiscal 2015, we are expecting to spend approximately 8% less than in fiscal 2014, as we fine-tune our advertising efforts and increase our digital marketing presence.

Fiscal 2015 Outlook

Our current earnings guidance for fiscal 2015 is still within the original guidance we previously provided, however, as a result of tightening our expectations of SG&A expenses, we have narrowed our EBITDA range and overall earnings guidance.  Accordingly, our earnings guidance for fiscal 2015 is a net loss of $(0.20)-$(0.23) per diluted share (a change from our previously disclosed range of ($(0.20)-$(0.27) per diluted share).  On an adjusted basis, we are expecting a net loss of $(0.12)-$(0.14) per diluted share (a change from our previous guidance or $(0.12)-$(0.16) per diluted share). We expect to continue providing a full valuation allowance against our deferred tax assets; therefore, we will not recognize any income tax benefit in fiscal 2015. The adjusted net loss of $(0.12)-$(0.14) per diluted share, assumes a normal tax benefit of approximately 40%.  This adjusted net loss was calculated by taking the 2015 forecasted net loss of $(0.20)-$(0.23) and multiplying each by 40% to calculate an estimated income tax benefit of $0.08-$0.09 per diluted share, resulting in an adjusted non-GAAP net loss of $(0.12)-$(0.14) per diluted share.

Accordingly, our guidance for fiscal 2015 is as follows

•	Sales range of $438.0 million to $443.0 million (unchanged).
•

Gross margin rate is expected to be 45.9% (unchanged), which is flat as compared to fiscal 2014. This rate is based on merchandise margins improving approximately 30 basis points, offset by occupancy costs increasing 30 basis points from fiscal 2014.

•

SG&A costs are planned to increase to approximately $180.5 million (a decrease from previous guidance of $181.5 million), primarily related to an increase in operating costs associated with a greater number of DXL stores, including pre-opening costs and payroll (both store and support). As a percentage of sales, SG&A expenses are expected to decrease by approximately 110 to 140 basis points (an increase from our previous guidance of 80 to 130 basis points).

•	EBITDA from continuing operations is expected to be $21.0-$23.0 million (a change from our previous guidance of $19.0-$23.0 million).
•	Depreciation is expected to increase to $28.5 million, as a result of new store growth (unchanged).
•	Operating margin is expected to be (1.2%)-(1.7%) (a change from our previous guidance of (1.2%)-(2.2%)).
•	Interest costs are expected to be approximately $3.8 million (unchanged).

We expect to spend approximately $36.0-$39.0 million in capital expenditures in fiscal 2015, which is a decrease from our original guidance of $38.0-$41.0 million.  These capital expenditures are expected to be partially offset by approximately $6.0-$7.0 million in tenant allowances, primarily related to opening our DXL retail and outlet stores (a slight increase from our previously disclosed estimate of $5.0-$6.0 million). We expect to fund our capital expenditures primarily from our operating cash flow and our credit facility. Although we are decreasing our capital expenditures for fiscal 2015 by a range of $3.0 million, our expected total debt at the end of fiscal 2015 remains unchanged at approximately $72.0-$76.0 million, consisting of $13.8 million outstanding from a term loan, $12.9 million outstanding from equipment financing notes with the balance from our credit facility.   The reason that our total expected debt levels remain unchanged is due to an anticipated increase in inventory levels at the end of fiscal 2015, as we plan to take early receipt of merchandise.  From a liquidity perspective, we expect cash flow from operating activities of $16.5 million to $17.5 million (including tenant allowances), resulting in free cash flow (as defined below under “Presentation of Non-GAAP Measures”) of approximately $(18.5)-$(22.5) million.

Financial Summary

Sales

Sales
(in millions)
Sales for the first quarter of fiscal 2014	$96.7
Less 2014 sales for stores that have closed	(8.4)
$88.3

Increase in comparable sales	4.8
Non-comparable sales, primarily DXL stores open less than 13 months	11.2
Other, net	0.1
Sales for the first quarter of fiscal 2015	$104.4

For the first quarter of fiscal 2015, total sales were $104.4 million as compared to $96.7 million for the first quarter of fiscal 2014. The increase of $7.7 million in total sales was primarily due to a 5.5% increase in comparable sales of $4.8 million and an increase in non-comparable store sales of $11.2 million, partially offset by $8.4 million in closed stores, and an increase of $0.1 million other revenue.

For the first quarter of fiscal 2015, comparable sales from our 104 DXL retail stores continued to perform in the high single digits, with an increase of 8.7%, or $3.1 million, against a double-digit comparable increase of 12.8% for the first quarter of fiscal 2014. The increase in comparable sales of $3.1 million is primarily driven by an increase in the number of transactions, which increased 6.6% for the first quarter of fiscal 2015 as compared to fiscal 2014.

For fiscal 2015, we are forecasting sales to be $438.0 million to $443.0 million, with a comparable sales increase of approximately 5.6%.

Gross Profit Margin

For the first quarter of fiscal 2015, our gross margin rate, inclusive of occupancy costs, was 46.2% as compared to a gross margin rate of 45.5% for the first quarter of fiscal 2014. The 70 basis point improvement for the first quarter of fiscal 2015 was due to occupancy costs, which, as a percentage of sales, improved 70 basis points.  The improvement in occupancy costs is primarily due to a favorable change of approximately 60 basis points in lease exit accruals.  On a dollar basis, occupancy costs for the first quarter of fiscal 2015 increased 2.9% over the prior year first quarter. Merchandise margins for the first quarter of fiscal 2015 were flat to the first quarter of fiscal 2014.

For fiscal 2015, we are expecting that our occupancy costs, on a dollar-basis, will increase approximately $5.3-$5.9 million over fiscal 2014.  We anticipate that approximately half of the increased costs will be the result of adding approximately 40 DXL retail and outlet stores to our store count in fiscal 2015 and the remainder of the anticipated increase reflects $2.5 million that we received in fiscal 2014 for exiting a lease prior to the end of the lease term, which resulted in lower occupancy costs in the fourth quarter of last year.  As a percentage of sales, we anticipate occupancy costs will be approximately 30 basis points higher than fiscal 2014. We are expecting that our merchandise margins will improve by approximately 30 basis points. Accordingly, for fiscal 2015, we are expecting that gross margin will be 45.9% of sales and will be flat as compared to fiscal 2014.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A expenses for the first quarter of fiscal 2015 decreased to 39.7% as compared to 42.9% for the first quarter of fiscal 2014. On a dollar basis, SG&A expenses were relatively flat as compared to the first quarter of fiscal 2014. Increases in store payroll and supporting expense for the first quarter of fiscal 2015 were offset by a $1.7 million decrease in marketing costs due to the later start to the spring marketing campaign. Pre-opening payroll, training and other incremental costs to support our DXL store openings were $1.1 million for the first quarter of fiscal 2015, as compared to $0.9 million in the prior year first quarter.

For fiscal 2015, we are expecting that our SG&A expenses will be approximately $180.5 million as we continue to grow our DXL concept. The approximate $5.7 million increase is primarily related to increases in store payroll, payroll-related costs and other costs to support our growing DXL stores, partially offset by a decrease of $2.0 million in marketing costs.  Overall, we expect to limit our SG&A growth rates, except where necessary to support our growth activities or where there are unanticipated costs that are necessary to support our overall activities.

Depreciation and Amortization

Depreciation and amortization for the first three months of fiscal 2015 increased $1.1 million to $6.5 million as compared to $5.4 million for the first three months of fiscal 2014, due to the continued store growth associated with our rollout of the DXL store concept.

Interest Expense, Net

Net interest expense was $0.8 million for the first quarter of fiscal 2015 as compared to $0.4 million for the first quarter of fiscal 2014. With our continued planned store growth in fiscal 2015, we expect interest costs to increase as we fund a portion of our store growth with borrowings under our credit facility. See “Liquidity and Capital Resources” for more discussion regarding our current credit facility, long-term debt and future liquidity needs.

Income Taxes

At May 2, 2015, we had total deferred tax assets of $80.2 million, total deferred tax liabilities of $19.7 million and a corresponding valuation allowance of $60.6 million. The deferred tax assets include approximately $47.3 million of net operating loss carryforwards and approximately $6.1 million of deferred gain on our sale-leaseback and, to a lesser extent, other book/tax timing differences.

At the end of fiscal 2013, we established a full valuation allowance against our deferred tax assets.  Based on our earnings guidance for fiscal 2015, we believe that a full valuation allowance remains appropriate at this time.

Our tax provision, for the first quarter of fiscal 2015 and fiscal 2014, represents an increase in our deferred tax liability for indefinite-lived intangibles as well as current state margin tax and foreign income tax.

Net Loss

For the first quarter of fiscal 2015, we had a net loss of $(0.6) million, or $(0.01) per diluted share, compared with a net loss of $(3.5) million, or $(0.07) per diluted share, for the first quarter of fiscal 2014. On a non-GAAP basis, assuming a normalized tax rate for both periods, the net loss for the first quarter of fiscal 2015 was $(0.01) per diluted share as compared to $(0.04) per diluted share for the first quarter of fiscal 2014.

The net loss for the first quarter of fiscal 2014 includes a loss from discontinued operations of $0.1 million, related to the discontinuation of our direct business with Sears Canada, which occurred in the fourth quarter of fiscal 2014.

Inventory

At May 2, 2015, total inventory was $123.8 million compared to $115.2 million at January 31, 2015 and $114.2 million at May 3, 2014. The increase of $9.6 million from the prior year first quarter is primarily due to an increase in our selling square footage, as well as, a greater mix of higher cost branded apparel. Clearance merchandise is down 9.0% as compared to the first quarter of the prior year, with clearance merchandise representing 8.2% of our total inventory at the end of the first quarter of fiscal 2015.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility, which was most recently amended in October 2014, with Bank of America, N.A. (“Credit Facility”) and our term loan. Our current cash needs are primarily for working capital (essentially inventory requirements), capital expenditures and growth initiatives. As discussed below, our capital expenditures for fiscal 2015 are expected to be $36.0-$39.0 million, primarily related to the planned opening of approximately 32 new DXL stores and 8 DXL outlet stores and information technology projects. However, we expect to receive approximately $6.0-$7.0 million in tenant allowances to offset these capital expenditures. We expect to fund our store growth in fiscal 2015 primarily through earnings and borrowings from our Credit Facility. We expect that our total debt at the end of fiscal 2015 will be approximately $72.0-$76.0 million.

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

For the first three months of fiscal 2015, free cash flow, which we define as cash flow from operating activities, less capital expenditures and discretionary store asset acquisitions, if any, improved by $7.5 million to $(17.5) million from $(25.0) million for the first three months of fiscal 2014. This improvement in free cash flow was primarily due to the improvement in operating results, changes in working capital and also lower capital expenditures as compared to fiscal 2014. See “Presentation of Non-GAAP Measure” below regarding non-GAAP free cash flow.

The following is a summary of our total debt outstanding at May 2, 2015 with the associated unamortized debt issuance costs:

(in thousands)	Gross Debt Outstanding	Less Debt Issuance Costs	Net Debt Outstanding
Credit facility	$40,697	$(554)	$40,143
Equipment financing notes	17,778	(127)	17,651
Term loan, due 2019	14,500	(476)	14,024
Total debt	$72,975	$(1,157)	$71,818

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

We had outstanding borrowings of $40.7 million under the Credit Facility at May 2, 2015. Outstanding standby letters of credit were $2.2 million and outstanding documentary letters of credit were $0.4 million. The average monthly borrowing outstanding under the Credit Facility during the three months ended May 2, 2015 was approximately $37.4 million, resulting in an average unused excess availability of approximately $71.1 million. Unused excess availability at May 2, 2015 was $68.3 million. Our obligations under the Credit Facility are secured by a lien on substantially all of our assets, excluding (i) a first priority lien held by the lenders of the Term Loan Facility described below on certain of our equipment and (ii) intellectual property.

Equipment Financing Loans

We have entered into twelve Equipment Security Notes (the “Notes”), whereby we borrowed an aggregate of $26.4 million. The Notes were issued pursuant to a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC, dated July 20, 2007 and most recently amended on September 30, 2013. The Notes are secured by a security interest in all of our rights, title and interest in and to certain equipment. The Notes are for 48 months and accrue interest at fixed rates ranging from 3.07% to 3.50%. Principal and interest, are payable monthly, in arrears. We are subject to a prepayment penalty equal to 1% of the prepaid principal of the Notes until the first anniversary, 0.5% of the prepaid principal from the first anniversary until the second anniversary and no prepayment penalty thereafter. At May 2, 2015, the outstanding balance of Notes was $17.8 million.

The proceeds from the Notes were used to fund partially the capital expenditures associated with our DXL store rollout.

Term Loan, Due 2019

During the third quarter of fiscal 2014, we entered into a term loan agreement, with respect to a new $15.0 million senior secured term loan facility with Wells Fargo Bank, National Association as administrative and collateral agent (the “Term Loan Facility”). The proceeds from the Term Loan Facility were used to repay borrowings under the Credit Facility. At May 2, 2015, the outstanding balance of the Term Loan Facility was $14.5 million.

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

Capital Expenditures

The following table sets forth the open stores and related square footage at May 2, 2015 and May 3, 2014, respectively:

	May 2, 2015		May 3, 2014
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	149	1,258	106	969
DXL Outlets	4	23	—	—
Casual Male XL Retail	152	538	188	667
Casual Male Outlets	44	140	52	167
Rochester Clothing	8	74	10	88
Total Stores	357	2,033	356	1,891

Below is a summary of store openings and closings from January 31, 2015 to May 2, 2015:

Number of Stores:	DXL	DXL Outlets	Casual Male XL Retail	Casual Male XL Outlets	Rochester Clothing	Total Stores
At January 31, 2015	138	2	157	48	8	353
New stores(1)	—	—	—	—	—	—
Replaced stores(2)	11	2	(4)	(3)	—	6
Closed retail stores(3)	—	—	(1)	(1)	—	(2)
At May 2, 2015	149	4	152	44	8	357
(1)	The opening of new DXL stores represents DXL stores opened in new markets.
(2)

Represents the total number of DXL stores opened in existing markets with the corresponding total number of Casual Male XL stores and/or Rochester Clothing stores closed in such markets in connection with those DXL store openings.

(3)	Represents closed stores for which there were no corresponding openings of a DXL store in the same market.

Our capital expenditures for the first three months of fiscal 2015 were $9.6 million as compared to $11.1 million for the first three months of fiscal 2014. The $1.5 million decrease is primarily related to the decrease in average square footage of the new DXL stores opening in fiscal 2015 as compared to the prior year.

For fiscal 2015, our capital expenditures are expected to be approximately $36.0-$39.0 million and we expect to receive approximately $6.0-$7.0 million in tenant allowances to offset these expenditures. The forecast includes approximately $25.7 million, excluding any allowance, related to the opening of 32 DXL stores and 8 DXL outlets and approximately $9.2 million for continued information technology projects, including the addition of in-store pick up, POS purchases and increased credit card security measures, with the remainder for general overhead projects and improving our distribution center’s capacity. In addition, we expect to close approximately 42 existing Casual Male XL stores and 3 Rochester Clothing stores, most of which are in connection with the opening of our new DXL stores in the same geographic market.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended January 31, 2015, as filed with the Securities and Exchange Commission on March 25, 2015.   See Note 1 to the Consolidated Financial Statements included in this report for information on recent accounting pronouncements and changes in accounting principles.

Presentation of Non-GAAP Measures

Adjusted net loss, adjusted net loss per diluted share, free cash flow and EBITDA from continuing operations are non-GAAP measures.  These non-GAAP measures are not presented in accordance with GAAP and should not be considered superior to or as a substitute for net income (loss) or cash flows from operating activities or any other measure of performance derived in accordance with GAAP. In addition, all companies do not calculate non-GAAP financial measures in the same manner and, accordingly, the non-GAAP measures presented in this report may not be comparable to similar measures used by other companies. We believe that inclusion of these non-GAAP measures helps investors gain a better understanding of our cash flow performance, especially when comparing such results to previous periods. Reconciliations of these non-GAAP measures are presented in following tables:

Adjusted net loss and adjusted net loss per diluted share. The above discussion includes an adjusted net loss for the first quarter of fiscal 2015 and fiscal 2014, on a non-GAAP basis, of $(0.01) per diluted share and $(0.04) per diluted share, respectively. For fiscal 2015, we expect to continue to provide a full valuation allowance against our deferred tax assets; therefore, we will not recognize any income tax benefit in fiscal 2015.

For comparison purposes, the following is a reconciliation of net loss to adjusted net loss, assuming a normal tax benefit of 40% for the first quarter of fiscal 2015 and fiscal 2014:

	For the three months ended
	May 2, 2015		May 3, 2014
	$	Per diluted share	$	Per diluted share
(in thousands, except per share data)
Net loss, GAAP basis	$(574)	$(0.01)	$(3,536)	$(0.07)

Add back: Actual income tax provision	61		47
Income tax benefit, assuming normal tax rate of 40%	205		1,396

Adjusted net loss, non-GAAP basis	$(308)	$(0.01)	$(2,093)	$(0.04)

Weighted average number of common shares outstanding on a diluted basis		49,019		48,656

Free Cash Flow. The following table reconciles our free cash flow measure (certain columns may not foot due to rounding):

	For the three months ended		Projected
(in millions)	May 2, 2015	May 3, 2014	Fiscal 2015
Cash flow from operating activities (GAAP basis)	$(8.0)	$(13.9)	$16.5-$17.5	(1)
Less: Capital expenditures	(9.6)	(11.1)	$(36.0)-$39.0)
Less: Store acquisitions, if applicable	—	—	—
Free Cash Flow (non-GAAP basis)	$(17.5)	$(25.0)	$(18.5)-$(22.5)

(1)	Projected cash flow from operating activities for fiscal 2015 includes an estimated $6.0-$7.0 million in lease incentives.

EBITDA from continuing operations. The following table is a reconciliation of net loss to EBITDA from continuing operations for the first quarter of fiscal 2015 and fiscal 2014 (certain columns may not foot due to rounding):

	For the first quarter
	Fiscal 2015	Fiscal 2014
(in millions)
Net loss (GAAP basis )	$(0.6)	$(3.5)
Add back:
Provision for income taxes	0.1	0.0
Interest Expense	0.8	0.4
Depreciation and amortization	6.5	5.4
EBITDA (non-GAAP basis)	6.8	2.4
Loss from discontinued operations	-	(0.1)
EBITDA from continuing operations (non-GAAP basis)	$6.8	$2.5

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires October 29, 2019, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At May 2, 2015, the interest rate on our prime based borrowings was 3.75%. Approximately $36.0 million of our outstanding borrowings were in LIBOR contracts with an interest rate of 1.64%.  We also have $14.5 million outstanding under a term loan, which bear interest at a variable rate based one-month Libor rates plus 6.5%.

Based upon a sensitivity analysis as of May 2, 2015, assuming average outstanding borrowing during the first three months of fiscal 2015 of $37.4 million under our Credit Facility and $14.5 million outstanding under our term loan, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $259,500 on an annualized basis.

Foreign Currency

Our Rochester Clothing store located in London, England conducts business in British pounds. If the value of the British pound against the U.S. dollar weakens, the revenues and earnings of this store will be reduced when they are translated or re-measured to U.S. dollars. Also, the value of any assets to U.S. dollars may decline. As of May 2, 2015, sales from our London Rochester Clothing store were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse effect on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 2, 2015. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 2, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended May 2, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that the resolution of these matters will not have a material adverse impact on our future results of operations or financial position.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2015, as filed with the Securities and Exchange Commission on March 25, 2015.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: May 29, 2015	By:	/S/ PETER H. STRATTON, JR.
Peter H. Stratton, Jr.
Senior Vice President and Chief Financial Officer