Form 10-K/A
period 2015-01-31
DESTINATION XL GROUP, INC.
filed 2015-06-01
CIK 813298

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

The registrant had 50,746,448 shares of Common Stock, $0.01 par value, outstanding as of May 20, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10−K for the fiscal year ended January 31, 2015 pursuant to General Instruction G(3) to Form 10−K for the purposes of filing the information required to be disclosed pursuant to Part III of Form 10−K.

Except for the amendments described above, this Form 10−K/A does not modify or update the disclosure in our Annual Report on Form 10−K for the fiscal year ended January 31, 2015 originally filed with the Securities and Exchange Commission on March 25, 2015.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our directors, including information furnished by them as to their principal occupations and business experience for the past five years, certain directorships held by each director within the past five years, their respective ages as of June 1, 2015, committee membership, and the year in which each became a director of our Company:

NAME	AGE	POSITION	DIRECTOR SINCE
Seymour Holtzman	79	Chairman of the Board and Director	2000
David A. Levin	64	President, Chief Executive Officer and Director	2000
Alan S. Bernikow	74	Director (1),(5)	2003
Jesse Choper	79	Director (1),(2),(3)	1999
John E. Kyees	68	Director, former Interim Chief Financial Officer (4)	2010
Willem Mesdag	61	Director (2),(3)	2014
Ward K. Mooney	66	Director (2),(3)	2006
George T. Porter, Jr.	68	Director (3)	1999
Mitchell S. Presser	50	Director (1)	2007
Ivy Ross	59	Director	2013

(1)	Current member of the Nominating and Corporate Governance Committee.
(2)	Current member of the Audit Committee.
(3)	Current member of the Compensation Committee.
(4)	Mr. Kyees served as our interim Chief Financial Officer from February 2, 2014 until May 31, 2014.
(5)	Mr. Bernikow was a member of the Audit Committee until his seat was filled by Mr. Mooney on May 14, 2015.

Seymour Holtzman has served as our Executive Chairman of the Board since August 2014. From April 2000 to August 2014, Mr. Holtzman served as our Chairman of the Board.  On May 25, 2001, the Board of Directors hired Mr. Holtzman as an employee. Mr. Holtzman has been involved in the retail business for over 40 years. For many years, he has been the president and chief executive officer of Jewelcor, Incorporated, a former New York Stock Exchange listed company that operated a chain of retail stores. From 1986 to 1988, Mr. Holtzman was chairman of the board and also chief executive officer of Gruen Marketing Corporation, an American Stock Exchange listed company involved in the nationwide distribution of watches. For at least the last five years Mr. Holtzman has served as chairman and chief executive officer of Jewelcor Management, Inc., a company primarily involved in investment and management services.  Mr. Holtzman is the chief executive officer and indirectly the owner of C.D. Peacock, Inc., a Chicago, Illinois retail jewelry establishment, the managing member of Luxury Swiss, LLC, a retail Rolex Watch establishment, and the chief executive officer and owner of Homeclick, LLC, a privately-held internet retailer specializing in luxury brands for the home. Mr. Holtzman was the chief executive officer and co-chairman of the board of George Foreman Enterprises, Inc., formerly MM Companies, Inc. until his resignation in November 2010.  Mr. Holtzman is a successful entrepreneur with extensive experience working with public companies and provides valuable insight to the Board with respect to strategic planning.

David A. Levin has been our President and Chief Executive Officer since April 10, 2000 and a director since April 11, 2000.  From 1999 to 2000, he served as the executive vice president of eOutlet.com. Mr. Levin was president of Camp Coleman, a division of The Coleman Company, from 1998 to 1999.  Prior to that, Mr. Levin was president of Parade of Shoes, a division of J. Baker, Inc., from 1995 to 1997. Mr. Levin was also president of Prestige Fragrance & Cosmetics, a division of Revlon, Inc., from 1991 to 1995.  Mr. Levin has worked in the retail industry for over 30 years. Since joining us, Mr. Levin has been instrumental in transforming us from a company which exclusively operated Levi Strauss & Co. branded apparel to the largest specialty retailer of big & tall men’s apparel.  In May 2012, Mr. Levin joined the board of directors of Christopher & Banks Corporation, a publicly-traded company that specializes in women’s apparel.  Mr. Levin brings to the Board valuable experience in merchandising and marketing initiatives.

Alan S. Bernikow has been a director since June 29, 2003.  From 1998 to May 2003, Mr. Bernikow served as the Deputy Chief Executive Officer at Deloitte & Touche LLP where he was responsible for assisting the firm on special projects such as firm mergers and acquisitions, partner affairs and litigation matters. Mr. Bernikow joined Touche Ross, the predecessor firm of Deloitte & Touche LLP, in 1977, prior to which Mr. Bernikow was the National Administrative Partner in Charge for the accounting firm of J.K. Lasser & Company. Mr. Bernikow is a member of the board of directors of Revlon, Inc., a publicly-traded company, and Revlon Consumer Products Corporation and is chairman of the audit committee, compensation committee and stock plan committee of Revlon, Inc.; a member of the board of directors of Mack-Cali Realty Corporation, a publicly-traded company, as well as the chairman of the audit committee of Mack-Cali; and is a member of the board of directors of UBS Global Asset Management (US) Inc., a wholly-owned subsidiary of UBS AG, and currently serves as chairman of its audit committee.  Mr. Bernikow has also served as a member of the boards of directors of several investment funds managed by UBS. Mr. Bernikow is also a member of the board of directors of Florida

Community Bank and is chairman of its audit committee and a member of its compensation committee.  Based on Mr. Bernikow’s significant financial and accounting background, including 30 years of experience in public accounting, his experience serving as a director and audit committee member, and his status as an audit committee financial expert, the Nominating and Corporate Governance Committee concluded that Mr. Bernikow has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board.

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

John E. Kyees has been a director since May 3, 2010.  From February 2, 2014 until May 31, 2014, Mr. Kyees served as Interim Chief Financial Officer of the Company.  From 2003 until his retirement in 2010, Mr. Kyees was the chief financial officer of Urban Outfitters, Inc. and also served as the chief of investor relations for Urban Outfitters in 2010.  Prior to that, from 2002 to 2003, Mr. Kyees was the chief financial officer and chief administrative officer of bebe Stores, Inc. Mr. Kyees is a member of the board of directors of Vera Bradley, Inc., a publicly-traded company, and serves as chairman of the audit committee.  Mr. Kyees was a member of the board of directors of Hot Topic, Inc., a formerly publicly-traded company, and was a member of the audit committee.  Mr. Kyees is a member of the board of directors of Rackwise, Inc., a publicly-traded company, and is a member of the audit committee.  In addition, Mr. Kyees is also a director of Arhaus Furniture, a privately-held retailer.  Mr. Kyees brings to the Board extensive executive-level retail experience having served as chief financial officer for several prominent retailers.  His insight with respect to merchandising, operational activities and finance is an asset to our Board. Institutional Investor magazine selected Mr. Kyees as a top specialty retail chief financial officer on five separate occasions, evidencing his strong skills in corporate finance, strategic and accounting matters.

Willem Mesdag has been a director since January 29, 2014.  Mr. Mesdag is the managing partner of Red Mountain Capital Partners LLC, an investment management firm. Prior to founding Red Mountain in 2005, Mr. Mesdag was a partner and managing director of Goldman Sachs & Co., which he joined in 1981. Prior to Goldman Sachs, he was a securities lawyer at Ballard, Spahr, Andrews & Ingersoll, which he joined in 1978. He currently serves on the boards of Encore Capital Group, Inc., a publicly-traded company, and Nature’s Sunshine Products, Inc., a publicly-traded company.  He previously served on the boards of 3i Group plc, Cost Plus, Inc. and Skandia Group AB. Having had an extensive career in international investment banking and finance, Mr. Mesdag brings to the Board significant knowledge and experience related to business and financial issues and corporate governance.

Ward K. Mooney has been a director since July 31, 2006.  Mr. Mooney is a founding partner of Crystal Financial LLC and since March 2010 has served as its chief executive officer. Prior to 2010, Mr. Mooney was the president of Bank of America Retail Finance Group and chief operating officer of Back Bay Capital, both of which were formerly Bank of Boston businesses which Mr. Mooney founded. Mr. Mooney provides the Board with valuable insight with respect to his extensive experience as a lender in the retail industry.  The Board has determined that based on Mr. Mooney’s extensive knowledge and experience in finance qualifies him as an “audit committee financial expert.”

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

Mitchell S. Presser has been a director since May 1, 2007.  Since July 2014, Mr. Presser has been a partner and the head of U.S. M&A and private equity at Freshfields Bruckhaus Deringer.  From January 2014 until July 2014, Mr. Presser was a senior advisor to Paine & Partners, LLC, a private equity firm.  From November 2006 to December 2013, Mr. Presser was a founding partner of Paine & Partners, LLC.  Prior to that, Mr. Presser was a partner with the law firm of Wachtell, Lipton, Rosen & Katz, specializing in mergers & acquisitions.  Mr. Presser serves as a director on the boards of several privately-held companies.  Mr. Presser’s extensive experience in private equity and strategic planning provides valuable insight to the Board.

Ivy Ross has been a director since January 31, 2013.  In May 2014, Ms. Ross joined Google X as head of Glass.  From July 2011 until April 2014, Ms. Ross was the chief marketing officer of Art.com from where she oversaw the company's marketing, branding, merchandising and user-experience functions. Prior to Art.com, from June 2008 to June 2011, Ms. Ross was EVP of marketing for the Gap brand, and also acted as the creative catalyst for all brands within Gap, Inc. Ms. Ross also has held senior creative and product design positions at Disney Stores North America, Mattel, Calvin Klein, Coach, Liz Claiborne, Swatch Watch and Avon. Chosen by

Fast Company and BusinessWeek as the new face of leadership, Ross was a contributing author to “The Change Champions Field Guide” and “Best Practices in Leadership Development and Organizational Change.” She has also served on Proctor and Gamble’s design board since its inception.  With her industry insight and marketing expertise, Ms. Ross provides a valuable perspective to the Board as we continue to build our Destination XL brand.

All directors hold office until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified or until their earlier death, resignation or removal.

Current Non-Director Executive Officers

Peter H. Stratton, Jr., 43, became our Senior Vice President, Chief Financial Officer and Treasurer on June 1, 2014.  From August 2009 to May 31, 2014, Mr. Stratton was our Senior Vice President of Finance, Corporate Controller and Chief Accounting Officer.  Mr. Stratton joined us in June 2009 as Vice President of Finance. Prior to joining the Company, Mr. Stratton served as the senior director of corporate accounting at BearingPoint, Inc. from May 2007 to June 2009.  Prior to May 2007, Mr. Stratton held various finance and accounting leadership positions at Legal Sea Foods, Inc., Shaw’s Supermarkets, Inc. and Cintas Corporation.

Francis Chane, 52, has been our Senior Vice President of Distribution and Logistics since June 2011.  Prior to that, Mr. Chane was our Vice President of Distribution & Logistics since joining the Company in June 2008. Prior to joining our Company, Mr. Chane was the vice president operations & facilities for Redcats USA, a division of the French multi-national company PPR, from 1999 to April 2008.

Angela Chew, 48, has been our Senior Vice President and Chief Sourcing Officer since February 2015.  From March 2013 to February 2015, Ms. Chew was our Senior Vice President of Global Sourcing and Product Development. Prior to that, from May 2010 to March 2013, Ms. Chew was our Vice President of Global Sourcing.  Ms. Chew joined the Company in February 2009 as our Director of Global Sourcing. Prior to joining our Company, from October 2007 to December 2008 Ms. Chew was the senior product manager for Redcats USA.  From 2007 to 2009, Ms. Chew was an independent retail consultant and analyst with the Gerson Lehrman Group and in 2006, she held the positions of director and executive vice president of global sourcing for Rocawear.  Prior to that, Ms. Chew was the founder & partner of several apparel manufacturing companies & franchise restaurants. She also held various merchandising management positions with Macy’s corporate in New York and Hong Kong.

John F. Cooney, 32, has been our Vice President of Finance and Corporate Controller since June 2014 and in May 2015 he was also appointed Chief Accounting Officer.  From November 2010 until May 2014, Mr. Cooney was our Director of Financial Accounting and Reporting.  Prior to joining the Company, Mr. Cooney was an audit manager with PricewaterhouseCoopers LLP, which he joined in August 2004.  Mr. Cooney received a B.S. in Accounting from Providence College and a M.S. in Accounting from Boston College and is a CPA licensed in the Commonwealth of Massachusetts.

Kenneth M. Ederle, 50, has been our Senior Vice President and Chief Merchandising Officer since April 2013 and in April 2015 his role was expanded to include Planning and Allocation.  Prior to that, from May 2011 until April 2013, Mr. Ederle was our Senior Vice President – General Merchandising Manager DXL. Mr. Ederle served as our Vice President, General Merchandise Manager of Rochester Clothing from August 2008 until May 2011.  From January 2008 to August 2008, Mr. Ederle was our Merchandise Manager of Sportswear for Rochester Clothing and prior to that was one of our Merchandise Managers for Casual Male from November 2006 to December 2007.  Prior to joining the Company in 2006, Mr. Ederle was a senior buyer and senior planner for Limited Brands.

Jack R. McKinney, 59, has been our Senior Vice President and Chief Information Officer since June 2002.  Mr. McKinney began his career with Casual Male Corp. in 1997 and joined our Company in May 2002 as part of our acquisition of Casual Male Corp.

Robert S. Molloy, 55, has been our Senior Vice President and General Counsel since April 2010 and became Secretary of the Company on May 15, 2014.  From February 2008 until April 2010, Mr. Molloy was our Vice President and General Counsel. Prior to joining the Company, Mr. Molloy served as the vice president, assistant general counsel at Staples, Inc. from May 1999 to February 2008.  Prior to May 1999, Mr. Molloy was a trial attorney.

Brian S. Reaves, 54, has been our Senior Vice President and Chief Sales Officer since November 2014.  From May 2010 until November 2014, Mr. Reaves was our Senior Vice President of Store Sales and Operations.  Prior to joining our Company, Mr. Reaves was the vice president – Outreach and Group Sales for David’s Bridal from 2007 to 2009.  Before that, Mr. Reaves was the senior vice president of sales for The Bridal Group from 2004 to 2007.

Peter E. Schmitz, 56, has been our Senior Vice President and Chief Real Estate Officer since June 2013.  Prior to that, Mr. Schmitz was our Senior Vice President, Real Estate and Store Development.  Prior to joining the Company in August 2007, Mr. Schmitz was the vice president of real estate for Brooks/Eckerd Pharmacy Chain from October 1995 to August 2007.

Walter E. Sprague, 66, has been our Senior Vice President of Human Resources since May 2006.  From August 2003 through April 2006, Mr. Sprague was our Vice President of Human Resources.  Prior to joining our Company, Mr. Sprague was the managing director northeast, for Marc-Allen Associates, a nationwide executive recruiting firm.  From 1996 to 2002, Mr. Sprague was the assistant vice president – senior director of human resources for Foot Locker Inc. and prior to that, the assistant vice president – senior director of human resources for Woolworth Corporation, the predecessor company to Foot Locker Inc.

Derrick Walker, 46, has been our Senior Vice President and Chief Marketing Officer since May 2012.  Prior to joining our Company, Mr. Walker was the vice president of marketing for Lenscrafters from December 2009 to November 2011.  Before that, Mr. Walker was the vice president of marketing for Finish Line from December 2006 to September 2009.

There are no family relationships between any of our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). The Reporting Persons are required to furnish us with copies of all Section 16(a) reports they file.  Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us by our officers and directors during fiscal 2014, we believe that the Reporting Persons complied with all applicable Section 16(a) reporting requirements and that all required reports were filed in a timely manner, with the exception of Mr. Ederle, who filed a late Form 4 on April 7, 2015 for a sale of 60 shares on May 24, 2011.

Code of Ethics

We have adopted a Code of Ethics which applies to our directors, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as well as our other senior officers. The full text of the Code of Ethics can be found under “Corporate Governance –Charters & Policies” on the Investor Relations page of the our corporate web site, which is at http://investor.destinationxl.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act.  The Audit Committee is currently comprised of Messrs. Choper, Mooney and Mesdag.  Each of the members of the Audit Committee is independent, as independence for Audit Committee members is defined under the rules of Nasdaq.  Through May 14, 2015, Mr. Bernikow served on the audit committee and was our “audit committee financial expert” under the rules of the SEC.  On May 14, 2015, Mr. Mooney replaced Mr. Bernikow as a member of the Audit Committee and our Board determined that Mr. Mooney will now serve as our “audit committee financial expert.”

The Audit Committee operates under a written charter, which can be found under “Corporate Governance- Charters & Policies” on the Investor Relations page of our website at http://investor.destinationxl.com.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Executive Summary

This Compensation Discussion and Analysis provides a summary of our executive compensation philosophy and programs and discusses the compensation paid to our Chief Executive Officer  (“CEO”) and other named executive officers for fiscal 2014 (collectively, our “Named Executive Officers”).

Our Named Executive Officers for fiscal 2014 were:

➢	David A. Levin, President and CEO
➢	Peter H. Stratton, Jr., Senior Vice President, Chief Financial Officer and Treasurer
➢	John E. Kyees, former Interim Chief Financial Officer and director
➢	Kenneth M. Ederle, Senior Vice President and Chief Merchandising Officer – Planning and Allocation
➢	Robert S. Molloy, Senior Vice President, General Counsel and Secretary
➢	Derrick Walker, Senior Vice President and Chief Marketing Officer

John E. Kyees, a director of the Company, was appointed and served as Interim Chief Financial Officer from February 2, 2014 until May 31, 2014.  Effective June 1, 2014, Peter H. Stratton, Jr., Senior Vice President Finance, Corporate Controller and Chief Accounting Officer was promoted to Senior Vice President, Chief Financial Officer and Treasurer of the Company.

Fiscal 2014 Company Performance

We had a very strong performance in fiscal 2014, both financially and operationally.  We are in the middle of transforming our Company by exiting the majority of our Casual Male XL stores and opening our new DXL stores.

Fiscal 2013 was the first year of our DXL accelerated roll-out initiative and, at the end of the year, we identified specific initiatives and improvements with the roll-out that we believed would improve our financial performance.  By the end of fiscal 2014, we had accomplished the following:

➢	Improved store traffic through our national marketing campaign efforts and increased the conversion rate of that traffic into sales.
➢	Developed a DXL store format with a smaller footprint that could be successful in smaller markets where our prototype store would be too large to make financial sense with a smaller sales base.
➢	Slowed the closing of our Casual Male XL stores, enabling them to work as “brand ambassadors” for our DXL stores.
➢	Opened all 41 new stores (39 DXL stores and 2 DXL outlet stores) prior to the holiday shopping season, maximizing each store’s profitability.
➢	Invested in our technology, helping us become an omni-channel retailer. Through new software, we were able to provide our customers full access to chain-wide inventory.

The successful implementation of these initiatives had a direct impact on top-line growth and financial results for fiscal 2014:

➢	Total sales increased 7.1%
➢	Comparable sales increased 6.4%
➢	Our DXL stores had a comparable sales increase of 13.7%. This increase was driven by a 13.9% increase in the total number of sales transactions from fiscal 2013.
➢	The DXL stores had seven consecutive quarters of double-digit comparable sales increases as of the end of fiscal 2014.
➢	DXL average sales per square foot of $165 for fiscal 2014 exceeded our goal of $160 per square foot.
➢	EBITDA from continuing operations (1) more than doubled to $15.2 million, as compared to $7.3 million in fiscal 2013.
➢	Achieved financial targets for fiscal 2014 as communicated to shareholders.

	For the fiscal year ending:
	January 31, 2015	February 1, 2014
	(Fiscal 2014)	(Fiscal 2013)
	(in millions, except per share and percentages)
Financial Highlights:
Operating loss (GAAP)	$(8.8)	$(13.5)
Add back: Depreciation and amortization expense	$24.0	$20.8
EBITDA from continuing operations (1)	$15.2	$7.3

Diluted earnings (loss) per share:
On a GAAP basis:
Loss from continuing operations	$(0.23)	$(1.24)
Income (loss) from discontinued operations	$(0.02)	$0.01
Net loss	$(0.25)	$(1.23)
On a Non-GAAP basis (1):
Adjusted loss from continuing operations (non-GAAP basis)	$(0.13)	$(0.14)
Income (loss) from discontinued operations	$(0.02)	$0.01
Adjusted net loss (non-GAAP basis)	$(0.16)	$(0.13)

Shareholder Return (2)
Total 1-year Shareholder Return	(5.6)%
Total 2-year Shareholder Return	10.4%
Total 3-year Shareholder Return	51.6%
(1)	Non-GAAP measures. See below for reconciliation of these non-GAAP measures to GAAP.
(2)

Total 1-year Shareholder Return for fiscal 2014 was calculated by taking the percentage change in stock price from January 31, 2014 to January 30, 2015. Total 2-year Shareholder Return for fiscal 2014 was calculated by taking the percentage change in stock price from February 1, 2013 to January 30, 2015.  Total 3-year Shareholder Return for fiscal 2014 was calculated by taking the percentage change in stock price from January 27, 2012 to January 30, 2015.  No dividends were paid by us.  We calculated all shareholder returns using the closing price of our common stock on the last business day of each fiscal year.

Fiscal 2014 Executive Compensation Highlights

We believe that there was alignment in the performance of the Company and the value of compensation awarded to our Named Executive Officers for fiscal 2014.  For Mr. Levin, our CEO, almost 50% of the compensation that he earned in fiscal 2014 was performance-based and the result of achieving or exceeding each of the performance metrics under our annual incentive plan, or “AIP”. For our other Named Executive Officers, more than 25% of the compensation earned by each of them in fiscal 2014 was performance-based.  Participation levels, the performance targets and actual results are discussed below under “Compensation Components, Fiscal 2014 Compensation Decisions and 2015 Annual Incentive Plan Targets – Performance-based annual cash incentive plan – 2014 Annual Incentive Plan.” See the “Summary Compensation Table” below for a detailed description of compensation for each Named Executive Officer.

On a comparative basis, the following table shows total compensation earned for each Named Executive Officer for fiscal 2014 as compared to fiscal 2013.  Excluding Mr. Kyees, the primary reason for the decrease in compensation earned in fiscal 2014 compared to fiscal 2013 is an initial grant of time-based equity awards in fiscal 2013 under the Company’s Long-Term Incentive Plan 2013-2016 (“2013-2016 LTIP”).  In addition to the time-based equity awards under the 2013-2016 LTIP granted in fiscal 2013, which represented 50% of the total potential award under the plan, 50% of the fiscal 2013 awards consisted of performance-based awards, with a four-year performance period.  Accordingly, there was no opportunity for our Named Executive Officers to earn any long-term performance-based compensation in fiscal 2013 or fiscal 2014.

Named Executive Officer	% Change (1)	Fiscal 2014	Fiscal 2013 (1)
David A. Levin	(18.1)%	$1,788,362	$2,182,462
Peter H. Stratton, Jr.	(7.6)%	$409,252	$443,144
John E. Kyees	100.0%	$373,188	$-
Kenneth M. Ederle	(22.3)%	$537,394	$691,970
Robert S. Molloy	(26.0)%	$523,672	$707,704
Derrick Walker	(22.5)%	$465,374	$600,813

(1)

These amounts include the following amounts attributable to the fair value of the time-based equity awards made in fiscal 2013: Mr. Levin - $1,216,800; Mr. Stratton - $210,000; Mr. Ederle - $341,250; Mr. Molloy - $341,250; Mr. Walker - $288,750.

Say-on-Pay

At our 2011 Annual Meeting, stockholders voted on a non-binding advisory proposal as to the frequency with which we should conduct an advisory vote on executive compensation (a "say-on-pay proposal"). At that meeting, and in accordance with the recommendation of our Board of Directors, 93.5% of votes cast voted for the “one-year” frequency for advisory votes on executive compensation and we intend to hold such vote every year, until our next "say-on-pay" frequency vote, which we anticipate to be held at our 2017 annual meeting.

At our 2014 Annual Meeting, stockholders had an opportunity to cast a non-binding advisory vote on executive compensation as disclosed in the 2014 Proxy Statement. Of the votes cast on the say-on-pay proposal, 98.5% voted in favor of the proposal. The Compensation Committee considered the results of the 2014 advisory vote and believes that it affirms stockholders' support of our approach to executive compensation, namely to align short- and long-term incentives with the Company’s financial performance. We will continue to consider the outcome of subsequent say-on-pay votes when making future compensation decisions for our executive officers.

Key Features of Our Executive Compensation Program

We believe that our executive compensation program includes key features that align the compensation for the Named Executive Officers with the strategic goals of the Company and interests of our shareholders.

What We Do	What We Don’t Do
✓Focus on performance-based pay	✗No guaranteed bonuses
✓Balance short-term and long-term incentives	✗No repricing of underwater options
✓Use multiple targets for performance awards	✗No hedging of Company stock
✓Cap all incentive awards at 150% payout	✗No tax gross up on severance payments
✓Require “double-trigger” change-in-control provisions	✗No active supplemental executive retirement plan
✓Maintain “claw-back” policy
✓Seek to mitigate undue risk in compensation plans
✓Utilize a compensation consultant
✓Provide executives with very limited perquisites

Executive Compensation Philosophy and Objectives

Our Compensation Committee is responsible for establishing, implementing and continually monitoring adherence to our compensation philosophy, and ensuring that the total compensation we pay to our executives is fair, reasonable, competitive and consistent with the interests of the Company’s stockholders.  Our Compensation Committee’s overarching compensation guiding principle is to reward our executives for the achievement of our primary business objectives: successfully complete the transformation to our DXL format, grow our market share within the Big & Tall retail industry, increase earnings and operating margins and, ultimately, increase stockholder returns through stock price gains arising from an increase in earnings and operating margins.

The Compensation Committee believes that the most effective executive compensation program is one designed to:

•	Attract, retain and engage the executive talent we need to deliver on our performance expectations;
•	Reward the achievement of specific annual, long-term and strategic goals through a combination of both cash and stock-based compensation;
•	Align our executives’ interests with those of our stockholders; and
•	Deliver a total compensation opportunity competitive with those available to similarly situated executives at our peer companies.

When reviewing compensation, the Compensation Committee evaluates the pay structure in two primary ways: “total cash compensation” and “total direct compensation.” Total cash compensation consists of an executive’s base salary and annual performance-based cash incentive award, which is tied to our annual performance targets.  Total direct compensation consists of total cash compensation plus target long-term incentive awards.  Our current long-term incentives are designed to reward the achievement of our long-term financial objectives, such as increasing revenue, operating margin percentage and EBITDA, which we believe is aligned with stockholder returns.

Our executive compensation program is designed to balance the mix of short and long-term compensation in order to ensure adequate base compensation and annual incentive opportunities to attract and retain executive talent, while providing meaningful incentives for our executives to create long-term value for our Company and our stockholders. Every year, we assess the effectiveness of our compensation plans and are continually working to strengthen our overall compensation program. We also evaluate the financial metrics that we use to measure performance and compare them to those used by our peers. Performance targets under our annual incentive plans may change year-to-year as a result of this continuous review.

Use of Compensation Consultants

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

The Compensation Committee periodically consults with Sibson Consulting, an independent firm which specializes in benefits and compensation, to advise the Compensation Committee on the structure and competitiveness of our executive compensation program compared to our peer group. The Compensation Committee has assessed the independence of Sibson Consulting and has concluded that no conflict of interest exists with respect to the services that Sibson Consulting performs for our Compensation Committee. Sibson Consulting did not provide any services to the Company other than with respect to the services provided to the Compensation Committee.

Sibson Consulting analyzed compensation and benefits for all of our Named Executive Officers in fiscal 2011 and provided an updated review in January 2012 for fiscal 2012 and again for Mr. Levin in the Spring of 2014 with respect to his compensation and benefits for fiscal 2014. For each of the past three fiscal years, Sibson Consulting has also worked with the Compensation Committee on updating and revising our current annual incentive and long−term incentive plans. Sibson Consulting continues to work with the Compensation Committee on an on-going basis to ensure that its compensation program remains in line with our peer group as well as with our own business objectives.

Compensation Setting Process

CEO Compensation.  The Compensation Committee’s overall goal is for CEO total direct compensation to fall within the median of our peer group; however, this guideline may differ depending on an individual’s qualifications, role content and scope, overall responsibility, past performance and experience, the demand for individuals with the executive’s specific expertise, the Company’s achievement of our financial objectives and the CEO’s contribution to such achievement, among other criteria.

The Compensation Committee is directly responsible for determining the compensation paid to our CEO.  The Compensation Committee, working with Sibson Consulting, compares each element of compensation to published survey data and proxy data from our peer group for executives with comparable positions and responsibilities.

Other Named Executive Officers.  For our senior executives other than our CEO, the Compensation Committee’s overall objective is to provide them with a competitive base salary that is within our peer median, while also providing them with an opportunity for short- and long-term compensation if our Company meets or exceeds its financial targets, such as EBITDA and operating margins.

Our CEO and our Senior Vice President of Human Resources are primarily responsible for determining the compensation paid to our other Named Executive Officers, subject to any input the Compensation Committee may provide.  For benchmarking purposes, several published industry compensation surveys are utilized when determining compensation packages for our other Named Executive Officers.  Through our subscriptions with Salary.com and the National Retail Federation, we have access to the latest compensation data, which includes both base salary and total compensation, inclusive of incentives. While these sites do not identify the specific companies included in the survey, we are able to access information based on industry, size, such as sales volumes, and regional area, among others. In general, we benchmark compensation against companies in the retail industry which are of similar size, based on comparative sales volumes. When recruiting for a senior management position, we will also benchmark against larger or more complex business structures to ensure we attract and retain the best talent to support future growth.  A combination of performance, achievement of goals and survey data, among other criteria, is used to determine each Named Executive Officer’s total direct compensation opportunity.  Like our CEO, our other Named Executive Officers are provided with a competitive base salary within our retail industry and are provided with an opportunity to earn performance awards each year which are primarily driven by our overall financial targets.  See “Compensation Components, Fiscal 2014 Compensation Decisions and 2015 Annual Incentive Plan Targets – Performance–based annual cash incentive plan” and “ – Long-term incentive plan.”

Our Peers

When determining peer companies for use in reviewing and establishing compensation for our Named Executive Officers for fiscal 2014, we chose public companies within the specialty retail apparel business with comparable sales and market capitalization.  In April 2014, we removed Coldwater Creek, The Finish Line, Hot Topic, Jos A. Bank and Rue 21 from the peer group and added bebe, inc., Body Central Corp, Kirkland’s Inc., MarineMax, Inc. and Zumiez. The companies in the fiscal 2014 peer group are listed below.

•	bebe, inc.	•	Christopher & Banks	•	MarineMax, Inc.

•	Big 5 Sporting Goods	•	Citi Trends	•	Pacific Sunwear

•	Body Central Corp.(1)	•	dELiA*s(1)	•	Sport Chalet

•	The Buckle	•	Destination Maternity	•	Wet Seal

•	Cache, Inc. (1)	•	Hibbett Sports	•	Zumiez, Inc.

•	Cato Group	•	Kirkland’s, Inc.
(1)	For fiscal 2015, each of Body Central Corp., Cache, Inc. and dELiA*s were removed from the Company’s peer group because each has ceased operations.

Risk Assessment

We believe that our compensation programs do not provide incentives for unnecessary risk taking by our employees. Our employment agreements with each of our named executive officers include a “claw-back” provision that permits us to demand full repayment of all amounts paid to the executive in the event we learn after the executive’s termination that the executive could have been terminated for “justifiable cause.”  Our emphasis on performance-based annual and long-term incentive awards is also designed to align executives with preserving and enhancing shareholder value. Based on these considerations, among others, we do not believe that our compensation policies and practices create risks that are likely to have a material adverse effect on our Company.

Compensation Components, Fiscal 2014 Compensation Decisions and 2015 Annual Incentive Plan Targets

We believe that our executive compensation policies and practices appropriately balance the interests of our executives with those of our stockholders. Our executive compensation philosophy emphasizes the shared responsibility of our executive officers for the Company’s financial performance. Accordingly, the compensation of our Named Executive Officers, in particular our CEO, is heavily weighted toward “at risk,” performance-based compensation.

The primary components of compensation for our Named Executive Officers include base salary (“fixed compensation”) and annual performance-based cash incentives and long-term incentives (“at-risk compensation”). Although the performance period under our current 2013-2016 LTIP covers a four-year period with no annual performance-based payout, the annual weight of each component leads to the following allocation of potential compensation that each executive can earn.  Mr. Kyees is excluded from the chart for the Other Named Executive Officers due to his interim position.

(1)	Because the 2013-2016 LTIP is a four-year performance-based plan, the annual weight of the LTIP to total compensation is based on the potential payout at target divided by four years.

The components of executive compensation are as follows:

•	Base salary

Base salary represents the fixed component of an executive’s annual compensation.  In order to be competitive in the marketplace and attract the top executive talent, we believe that it is important that our base salary be competitive, generally falling within the median of our industry peers.

Base salaries are reviewed annually and adjustments are influenced by our performance in the previous fiscal year and the executive’s contribution to that performance. The executive’s performance is measured by various factors, including, but not limited to, achievement of specific individual and department goals.  Additionally, adjustments may consider an individual’s promotion that may have occurred during the fiscal year, and any modifications in the individual's level of responsibility.

As mentioned above, the Compensation Committee reviews our CEO’s overall compensation and expects the CEO’s base salary to fall in a range that is within the proxy peer median, with approximately one-third of his total direct compensation to be in the form of base salary.  In making base salary decisions for our other Named Executive Officers, our CEO, working with our Senior Vice President of Human Resources, relies on published industry compensation surveys and targets the market median range.

In April 2014, at the request of the Compensation Committee, Sibson Consulting reviewed Mr. Levin’s total direct compensation and, as a result of that review, no compensation adjustments were made to his compensation or benefits for fiscal 2014.  The Compensation Committee believes that Mr. Levin’s salary continues to be competitive and within our peer median.

The following is a summary of each Named Executive Officer’s base salary, as of each fiscal year’s annual review:

	Fiscal 2015 (1)	Fiscal 2014	% change
David A. Levin (2)	$811,200	$811,200	-
Peter H. Stratton, Jr. (3)	$285,000	$285,000	-
John E. Kyees (4)	$-	$205,500	n/a
Kenneth M. Ederle (5)	$390,000	$335,000	16%
Robert S. Molloy	$335,000	$335,000	-
Derrick Walker	$300,000	$300,000	-
(1)	Named Executive Officers will not receive any merit-based salary increases for fiscal 2015.
(2)	Mr. Levin has not received an increase in base salary since fiscal 2010. Any increase in total compensation has resulted from performance-based incentive programs.
(3)	Mr. Stratton was promoted to Senior Vice President, Chief Financial Officer and Treasurer on June 1, 2014, at which time he received a salary increase from $235,000 to $285,000.
(4)	Mr. Kyees received compensation in fiscal 2014 for his services as Interim Chief Financial Officer on a per diem basis, from February 1, 2014 through May 31, 2014.
(5)

In April 2015, Mr. Ederle assumed the additional responsibilities of Planning and Allocation and, accordingly, received a salary adjustment of $25,000 as a part of his overall salary increase of $55,000.

•	Performance-based annual cash incentive plan

The Compensation Committee believes that a substantial portion of each Named Executive Officer’s compensation should tie directly to our Company’s financial performance.  Our compensation program includes eligibility for an annual performance-based cash incentive opportunity for all executives as well as selected non-executive employees.  The Compensation Committee believes that an executive’s annual compensation package should include a cash incentive component to provide an additional incentive for the executive to help the Company achieve its annual financial goals, which ultimately benefits our stockholders.

Mr. Levin’s participation in the annual incentive plan is at 100% of his annual salary, whereas our other Named Executive Officers’ participate at 40% of their respective salaries. Mr. Kyees, in his interim role as Interim Chief Financial Officer, was also eligible to participate in the AIP for fiscal 2014 at a rate of 75% of the total per diem amount paid for his services as Interim Chief Financial Officer.

2014 Annual Incentive Plan

The metrics for achievement under our Annual Incentive Plan (“AIP”) for fiscal 2014 reflected the Company’s primary financial goals of increasing top line revenues while protecting merchandise margin and managing expenses during our DXL transition. In addition, sales per square foot and comparable sales from our DXL stores remained key metrics for our long-term profitability.  For fiscal 2014, 10% of the annual incentive plan award was based on each participant’s achievement of generally two to four agreed-upon personal goals.  This allowed the Company to reward each participant for individual achievements that may not have tied directly to our financial performance, but that we believed would contribute to the success of our DXL transformation.

The 2014 AIP targets approved by the Compensation Committee and actual results against these targets are as follows:

2014 Annual Incentive Plan

	Metric	Award % Attributable to Target	Minimum/Maximum Potential Payout	Actual Results
Target 1	Sales	25.0%	100% payout at set target, with 50% payout at 98% of set target and 150% payout at 105%.	The Sales target for fiscal 2014 was $408.0 million. Actual Sales was $414.0 million, or 113.7% payout.
Target 2	Adjusted EBITDA	25.0%	100% payout out at set target, with 50% payout at 90% of set target and 150% payout at 128%.	The Adjusted EBITDA target for fiscal 2014 was $14.8 million. Actual Adjusted EBITDA was $15.2 million, or 104.8% payout.
Target 3	Merchandise Margin	15.0%	Target must be achieved for a minimum payout of 100%, with 125% payout at 102.5% of target and 150% of payout at 105% of target.	Merchandise margin, which is a component of disclosed gross margin, was achieved at 120.6% of target for fiscal 2014.
Target 4	DXL Comparable Sales	15.0%	100% payout at set target, with 50% payout at 71.4% of target and 150% of payout at 121.4% of target.	Our DXL comparable sales had to increase 14.0% to receive 100% payout under this metric. Actual DXL comparable sales were 13.7%, which resulted in a payout percentage of 96.3%.
Target 5	DXL Sales per Square Foot	10.0%	100% payout at set target, with 50% payout at 93.7% of target and 150% of payout at 109.4%.	The target for DXL sales per square foot for fiscal 2014 was $160. The actual DXL sales per square foot for fiscal 2014 was $165, resulting in a payout of 116.7%.
Target 6	Personal Goals	10.0%

Participants must achieve all personal goals for 100% payout but if all goals are not achieved participants will be able to receive a partial payout equal to the number of personal goals that were achieved.

				Participants received a payout equal to the percentage of personal goals achieved.

* The personal goals for Messrs. Ederle, Molloy and Walker consisted of a combination of subjective and quantifiable goals specific to their respective corporate function.  The personal goals for our CFO were quantifiable and were tied to managing debt levels, SG&A expenses and capital expenditures.  Our CEO’s personal goals were also quantifiable and were tied to stock price, store openings and managing debt levels.  No personal goals for Mr. Kyees were established due to his interim status.  Each Named Executive Officer was entitled to a partial payout under target 6 based on the number of goals achieved.

These targets were derived from the Company’s operating plan for fiscal 2014 and the Compensation Committee believed that it was possible, within an approximate 50% probability, to meet or exceed each of the targets.  As a result of achieving the performance targets for fiscal 2014, on March 16, 2015 the Compensation Committee approved cash bonus payouts ranging between 105.5% to 108.8%, depending on each participant’s achievement of his/her personal goals.  The total cash award paid to 115 participants under the 2014 AIP was approximately $4.5 million.  The actual amounts paid to our Named Executive Officers under our Annual Incentive Plan for each of fiscal 2014 and fiscal 2013 were as follows:

Named Executive Officer	Fiscal 2014 Actual Payout	Fiscal 2013 Actual Payout (1)
David A. Levin	$855,573	$116,002
Peter H. Stratton, Jr.	$113,462	$10,010
John E. Kyees	$167,688	$-
Kenneth M. Ederle	$149,713	$15,785
Robert S. Molloy	$141,128	$16,266
Derrick Walker	$128,049	$13,764

(1)Senior Executives’ participation in the AIP in fiscal 2013 was at 35% as compared to 40% for fiscal 2014.

2015 Annual Incentive Plan

Similar to our 2014 AIP, the metrics for achievement under our annual incentive plan for fiscal 2015 are aligned with the Company’s primary financial goals of increasing top line revenues while protecting merchandise margin and managing expenses during our DXL transition. In addition, sales per square foot and comparable sales from our DXL stores remain key metrics for our long-term profitability. For fiscal 2015, the Compensation Committee eliminated the personal goal metric and added growth in our customer base as a new metric.

The 2015 AIP financial targets and metrics approved by the Compensation Committee are as follows:

2015 Annual Incentive Plan

	Metric	Award % Attributable to Target	Minimum/Maximum Potential Payout
Target 1	Sales	25.0%	100% payout at set target, with 50% payout at 98% of set target and 150% payout at 102% of target
Target 2	Adjusted EBITDA	25.0%	100% payout at set target, with 50% payout at 86% of set target and 150% payout at 114% of target
Target 3	Merchandise Margin	15.0%	Target must be achieved for a minimum payout of 100%, with 125% payout at 102.7% of target and 150% of payout at 105% of target.
Target 4	DXL Comparable Sales	15.0%	100% payout at set target, with 50% payout at 76.5% of target and 150% of payout at 123.5% of target
Target 5	DXL Sales per Square Foot	10.0%	100% payout at set target, with 50% payout at 97.7% of target and 150% of payout at 102.3% of target
Target 6	Customer Counts	10.0%	100% payout at set target, with 50% payout at 98.8% of target and 150% of payout at 101.6% of target.

The Compensation Committee believes that it is possible to meet or exceed the targets set for fiscal 2015. The established targets are intended to be achievable within an approximate 50% probability as a result of executing our operating plan.  The target levels are derived from our annual operating plan and budget for the fiscal year.  The operating plan and budget set forth our internal goals and objectives for our growth and development, and we expect that achieving these goals and objectives will require substantial efforts by the entire Company.  As a result, the likelihood of achieving the 2015 targets reflects the challenges inherent in achieving the goals and objectives in the operating plan and budget.  The Compensation Committee considered the likelihood of achieving the target levels when approving the target amount, including historical achievement by our executive officers.

Assuming we achieve 100% of the above targets for fiscal 2015, we estimate that the total potential payout would be approximately $4.0 million, of which $1.3 million would be paid to our Named Executive Officers as set forth below, and the remaining amount would be paid to the approximately 102 other participants in the 2015 AIP.

Named Executive Officer	Fiscal 2015 Potential Payout at Target
David A. Levin	$811,200
Peter H. Stratton, Jr.	$114,000
John E. Kyees	$-
Kenneth M. Ederle	$153,000
Robert S. Molloy	$134,000
Derrick Walker	$120,000

•	Long-term incentive plans

Long-term incentive plans (“LTIPs”) are an important component of our executive compensation program, as they are designed to align the interests of our executives with those of our stockholders to create long-term value and to promote long-term retention of our executives.  Since the Company adopted its first LTIP in 2008, the Compensation Committee has not made annual grants of stock options or other equity-based awards.  From fiscal 2008 through fiscal 2012, our LTIP plans were comprised of annual performance targets.  If performance targets were achieved, granted awards vested over a three year period.

2013-2016 Long-Term Incentive Plan (“LTIP”)

In 2013, the Compensation Committee approved our 2013-2016 LTIP, which was designed for the specific purposes of retaining and rewarding our executives for the efforts required for the Company to transition to the DXL concept, which was originally expected to be four years.  In 2013, each participant was granted an unearned and unvested award equal to four times their annual salary multiplied by their long-term incentive program percentage, which was 100% for the CEO and 70% for our other Named Executive Officers.  This award consisted of a combination of restricted stock, stock options and cash.  Of the total award, 50% is subject to time-based vesting and 50% is subject to performance-based vesting.  The time-vested portion of the award (half of the shares of restricted stock, options and cash) vests in three installments with the first 20% vesting at the end of fiscal 2014.  The next 40% will vest at the end of fiscal 2015 and the remaining 40% will vest at the end of fiscal 2016.

For the performance-based portion of the award to vest, the Company must achieve, during any rolling four fiscal quarter period that ends on or before the end of fiscal 2015, revenue of at least $550 million and an operating margin of not less than 8.0%.  In the event that the Company achieves its target of $550 million in revenue with an operating margin not less than 8.0% during any rolling fiscal four quarters prior to the commencement of fiscal 2016, then the total award vests in full.

If the targets for vesting of the performance-based portion of the award are not met by the end of fiscal 2015, then the performance-based target can still be met in fiscal 2016.  In fiscal 2016, the Company must achieve revenue of at least $600 million and an operating margin of not less than 8.0% for participants to receive 100% vesting of the performance-based portion of the award.  If the Company does not meet the performance target at the end of fiscal 2016, but the Company is able to achieve revenue equal to or greater than $510 million at the end of fiscal 2016 and the operating margin is not less than 8.0%, then the participants will receive a pro-rata portion of the performance-based award based on minimum sales of $510 million (50% payout) and $600 million (100% payout). Regardless of sales, there is no performance payout if the operating margin is less than 8.0%.

The targets for the performance-based portion of the awards were based on having an estimated 215 to 230 DXL stores open by the end of fiscal 2015.  At the beginning of fiscal 2014, however, the Board approved a strategic change to slow the timing of the transition, which it expected would improve the Company’s liquidity position during the transition while still achieving a successful rollout, although over a longer time period.  In light of the strategic shift and the reduced number of DXL stores expected to be opened during the rollout, it became clear that the performance component of the 2013-2016 LTIP would most likely not be achievable.  As a result, the participants in the 2013-2016 LTIP would likely have no opportunity to earn any performance-based compensation for four years, during which time we expect to have significantly transitioned the Company to the DXL concept.   The Compensation Committee did not want to penalize the participants as a result of this strategic shift.  After consultation with Sibson Consulting, in late 2014, the Compensation Committee established a supplemental plan, the “Wrap-Around Plan,” that exists at the same time as the 2013-2016 LTIP, but will be triggered only if there is no payout on the performance component of the 2013-2016 LTIP, as further described below.

Wrap-Around Plan

The Wrap-Around Plan is a supplemental performance-based incentive plan that is effective only if the Company does not meet the performance targets set forth above in the 2013-2016 LTIP.  The performance targets under the Wrap-Around Plan reflect the Company’s forecasted operating results for fiscal 2016 given the revised store roll-out.

Under the Wrap-Around Plan, if the target performance metrics for fiscal 2016 are met, participants will be eligible to receive a payout equal to 80% of the dollar value of the performance-based compensation that they were eligible to receive under the 2013-2016 LTIP.   The following is a summary of the key features of the Wrap-Around Plan:

Effective Date	•Triggered, if and only if, there is no vesting of performance-based awards under the 2013-2016 LTIP and, as a result, all performance-based awards under that plan are forfeited.
Two Performance Metrics (weighted 50%-50%)	•Sales and EBITDA for fiscal 2016 •However, the EBITDA target must be met for any payout under either metric.
Awards Earned Will be Payable	•50% restricted stock •50% cash •Each participant’s maximum potential benefit is the same as the performance-based component under the 2013-2016 Plan.
Share Price Bonus (1)

If, at the close of business on the day that the Company’s earnings for fiscal 2016 are publicly released, the Company’s share price is at least $6.75, then the 50% of the award value to be settled in shares of restricted stock will be increased as follows:

•20% at $6.75

•30% at $7.25 or higher

•Straight-line interpolation for any price in between

Vesting of Awards	Any awards granted will not become fully vested until the last day of the second quarter of fiscal 2017.
(1)

A significant component of the 2013-2016 Plan was that all awards were granted unvested and un-exercisable at the onset of the plan, thereby providing each participant with an opportunity to benefit in the growth of the share price if the performance targets were met.  Under the Wrap-Around Plan, any award earned will not be granted until the first quarter of fiscal 2017.  Further, if the share price at the time of grant under the Wrap-Around Plan is significantly higher than the share price of the awards granted under the 2013-2016 LTIP, each participant will receive fewer shares.  If the closing stock price is higher on the date of grant, it would likely be attributable to a successful transition to the DXL concept, yet the participants would receive fewer shares for their successful efforts.  The Share Price Bonus feature is intended to address this.

The Compensation Committee believes that our performance metrics under the Wrap-Around Plan are rigorous and have a 50% probability of being achieved.  To achieve them will require a great deal of focus and effort, which will benefit shareholders and participants alike.

The following table illustrates the total cumulative value to each of the Named Executive Officers over the term of the 2013-2016 LTIP (1) assuming that the Company is able to achieve the performance targets and the Wrap-Around Plan does not become effective and (2) assuming the performance targets are not achieved under the 2013-2016 LTIP and the Wrap-Around Plan is triggered and payouts are at target:

	Potential Payout under 2013-2016 LTIP (assuming time-based and performance-based targets are met)			Potential Payout under 2013-2016 LTIP (time-based) and Wrap-Around Plan (performance-based)
Named Executive Officer	Value of time-vested awards(cash and equity)	Value of unearned performance-based awards (cash and equity)	Total potential payout under 2013-2016 LTIP	Value of time-vested awards(cash and equity) under 2013-2016 LTIP	Value of performance-based awards under 2013-2016 LTIP	Value of performance-based awards under the Wrap-Around	Value of share bonus assuming $6.75 share price	Total potential payout under 2013-2016 LTIP with Wrap-Around
David A. Levin	$1,622,400	$1,622,400	$3,244,800	$1,622,400	$-	$1,297,920	$129,792	$3,050,112
Peter H. Stratton, Jr.	$280,000	$280,000	$560,000	$280,000	$-	$224,000	$22,400	$526,400
John E. Kyees	$-	$-	$-	$-	$-	$-	$-	$-
Kenneth M. Ederle	$455,000	$455,000	$910,000	$455,000	$-	$364,000	$36,400	$855,400
Robert S. Molloy	$455,000	$455,000	$910,000	$455,000	$-	$364,000	$36,400	$855,400
Derrick Walker	$385,000	$385,000	$770,000	$385,000	$-	$308,000	$30,800	$723,800

•	Discretionary Cash and Equity Awards

There were no discretionary cash or equity awards granted to our Named Executive Officers in fiscal 2014.

•	Other Compensation

In addition to our life insurance programs available to all of our employees, we also pay the insurance premium for an additional $2.0 million life insurance policy for Mr. Levin to the benefit of his designated beneficiaries.

We offer our senior executives, including our Named Executive Officers, supplemental disability insurance and long-term care and pay a portion of the premiums, which we do not do for our other employees.

Our Named Executive Officers also receive benefits under certain group health, long-term disability and life insurance plans, which are generally available to all of our eligible employees.

After six months of service with us, all of our employees, including our Named Executive Officers, are eligible to participate in our 401(k) Plan and after one year of employment, are eligible to receive a Company match.  For fiscal 2014, we matched 100% of the first 1% of deferred compensation and 50% of the next 5% (with a maximum contribution of 3.5% of eligible compensation).  Benefits under these plans are not tied to corporate performance.

In particular circumstances, we also utilize cash signing bonuses and equity-based awards when certain employees join the Company.

•	Termination Based Compensation

We have employment agreements with our CEO and all of our other Named Executive Officers.  Upon termination of employment, each executive is entitled to receive severance payments under his/her employment agreement(s) in the event of a termination without justifiable cause.  These employment agreements are discussed in detail below following the “Summary Compensation Table.”  Our employment agreements do not contain any tax gross ups pursuant to Section 280(g) of the Internal Revenue Code.

•	Tax Implications

Under Section 162(m) of the Internal Revenue Code, certain executive compensation in excess of $1 million in any fiscal year is limited and is not deductible by the Company for federal income tax purposes unless the compensation qualifies as "performance-based compensation" under Section 162(m).  The Compensation Committee will consider whether a form of compensation will be deductible under Section 162(m) in determining executive compensation, though other factors will also be considered.  The Compensation Committee may authorize compensation payments that do not comply with the exemptions to Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

Non-GAAP Disclosure and Reconciliations

The above discussion references non-GAAP measures that we use on a regular basis in order to track the progress of our business. These measures include adjusted loss from continuing operations, adjusted loss from continuing operations per diluted share, adjusted net loss, adjusted net loss per diluted share and EBITDA from continuing operations (earnings before interest, taxes, depreciation and amortization and discontinued operations).  We believe these measures provide helpful information with respect to the Company’s operating performance and cash flows.  We believe that the inclusion of these non-GAAP measures is important to assist investors in comparing fiscal 2014 to fiscal 2013, on a comparable basis.  In addition, we use EBITDA because it: (i) measures performance over the periods in which executives can have significant impact, (ii) is directly linked to our annual incentive plan and long-term growth plan, and (iii) is a key metric used by management and the Board to assess our operating performance. However, these measures may not be comparable to similar measures used by other companies and should not be considered superior to or as a substitute for operating income (loss), income (loss) from continuing operations, net income (loss) per diluted share or cash flows from operating activities in accordance with GAAP.

The following is a reconciliation of EBITDA and EBITDA from continuing operations from Net Loss, on a GAAP basis:

(in millions)	Fiscal 2014	Fiscal 2013
Net loss, on a GAAP basis	$(12.3)	$(59.8)
Add back:
Provision for income taxes	(0.2)	(45.7)
Interest Expense	(2.1)	(1.0)
Depreciation and amortization	(24.0)	(20.8)
EBITDA	$14.1	$7.8
Income (loss) from discontinued operations	(1.1)	0.5
EBITDA from continuing operations	$15.2	$7.3

 The following is a reconciliation of adjusted loss from continuing operations and adjusted net loss to GAAP:

	Fiscal 2014		Fiscal 2013
	$	Per diluted share	$	Per diluted share
(in millions, except per share data)
Loss from continuing operations, on a GAAP basis	$(11.2)	$(0.23)	$(60.3)	$(1.24)
Add back:
Executive severance accrual of $2.3 million, less income tax benefit of $0.9 million	—	—	1.4	0.03
Asset impairment of $1.5 million, less tax benefit of $0.6 million	—	—	0.9	0.02
Charge to establish full valuation allowance for fiscal 2013 (1)	—	—	51.3	1.05
Actual income tax provision for fiscal 2014	0.2	—	—	—
Income tax benefit, assuming normal tax rate of 40% for fiscal 2014	4.4	0.09	—	—
Adjusted loss from continuing operations, non-GAAP basis	$(6.6)	$(0.13)	$(6.7)	$(0.14)
Income (loss) from discontinued operations, GAAP basis	(1.1)	(0.02)	0.5	0.01
Adjusted net loss, non-GAAP basis	$(7.7)	$(0.16)	$(6.2)	$(0.13)
Weighted average number of common shares outstanding on a diluted basis		48.7		48.5

COMPENSATION COMMITTEE REPORT

We, the Compensation Committee of the Company, have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on this review and discussion, recommend to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

The Compensation Committee
George T. Porter, Jr., Chairman
Jesse Choper
Ward K. Mooney
Willem Mesdag

Summary Compensation Table.  The following Summary Compensation Table sets forth certain information regarding compensation paid or accrued by us with respect to our "Named Executive Officers" for fiscal 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1) (2)	Option Awards ($) (1) (2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
David A. Levin	2014	$811,200	-	-	-	$936,693	-	$40,470	$1,788,362
President and Chief Executive	2013	$811,200	-	$811,200	$405,600	$116,002	-	$38,460	$2,182,462
Officer	2012	$811,200	$413,400	-	-	-	-	$32,075	$1,256,675

Peter H. Stratton, Jr. (5)	2014	$257,443	-	-	-	$127,462	-	$24,347	$409,252
Senior Vice President, Chief
Financial Officer and Treasurer

John E. Kyees (6)	2014	$205,500	-	-	-	$167,688	-	-	$373,188
Former Interim Chief Financial
Officer

Kenneth M. Ederle	2014	$343,269	-	-	-	$172,463	-	$21,662	$537,394
Senior Vice President and Chief	2013	$313,462	-	$227,500	$113,750	$15,785	-	$21,473	$691,970
Merchandising Officer -	2012	$275,000	$49,050	-	-	-	-	$19,836	$343,886
Planning and Allocation
Robert S. Molloy	2014	$332,308	-	-	-	$163,878	-	$27,486	$523,672
Senior Vice President, General	2013	$325,000	-	$227,500	$113,750	$16,266	-	$25,188	$707,704
Counsel and Secretary	2012	$325,000	$57,969	-	-	-	-	$20,499	$403,468

Derrick Walker	2014	$293,269	-	-	-	$147,299	-	$24,806	$465,374
Senior Vice President and Chief	2013	$275,000	-	$192,500	$96,250	$13,764	-	$23,299	$600,813
Marketing Officer	2012	$178,750	$35,673	-	$70,000	-	-	$121,793	$406,216

(1)

The amounts reflect the fair value, as of grant date, of both performance and non-performance awards computed in accordance with FASB ASC Topic 718, and not the actual amount paid to or realized by the Named Executive Officers during the applicable fiscal year.  The fair value of each stock option award is estimated as of the date of grant using a Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note A to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

(2)

Excluded from the Stock Awards and Option Awards columns are the fair values associated with the grant in fiscal 2013 of performance-based awards computed in accordance with FASB ASC Topic 718.  As of January 31, 2015, the achievement of the performance targets were not deemed probable and, therefore, no compensation expense has been recognized through the end of fiscal 2014.  As a result, the following fair values, at the highest performance level, associated with the grant of performance-based awards to each of the Named Executive Officers are not reflected in the table above:

	Stock Awards	Option Awards
David Levin	$ 811,200	$ 405,600
Peter Stratton	140,000	70,000
John Kyees	-	-
Kenneth Ederle	227,500	113,750
Robert Molloy	227,500	113,750
Derrick Walker	192,500	96,250
(3)

Represents cash awards earned under the 2014 AIP and the time-vested portion of the 2013-2016 LTIP.  See “2014 Non-Equity (Cash) Incentive Plan Compensation” for detail and the “Grants of Plan-Based Awards” table for the total estimated possible payouts over the term of the 2013-2016 LTIP.

(4)	See table “All Other Compensation” below for a breakdown.
(5)	Mr. Stratton was appointed Senior Vice President, Chief Financial Officer and Treasurer on June 1, 2014.

(6)

Mr. Kyees served as Interim Chief Financial Officer for the period February 2, 2014 through May 31, 2014. Mr. Kyees, in his interim role as Interim Chief Financial Officer, was also eligible to participate in the AIP for fiscal 2014 at a rate of 75% of his total per diem amount paid for his services as Interim Chief Financial Officer.   For fees Mr. Kyees received as a director during fiscal 2014, please see “2014 Director Compensation Table” below.

The following table is a supplement to the Summary Compensation Table and provides a breakdown of the non-equity incentive-based awards earned by each Named Executive Officer in fiscal 2014.

2014 Non-Equity (Cash) Incentive Plan Compensation

	Long-Term Incentive Plan (1)	Annual Incentive Plan (2)	Total Non-Equity Incentive Plan Compensation
David A. Levin	$81,120	$855,573	$936,693
Peter H. Stratton, Jr.	$14,000	$113,462	$127,462
John E. Kyees	-	$167,688	$167,688
Kenneth M. Ederle	$22,750	$149,713	$172,463
Robert S. Molloy	$22,750	$141,128	$163,878
Derrick Walker	$19,250	$128,049	$147,299

(1)	Each Named Executive Officer earned 20% of the 50% time-based cash award under the 2013-2016 LTIP.
(2)	Each Named Executive Officer earned a cash bonus, with payouts ranging from 105.5% to 108.8% of performance targets, which varied due to achievement of personal goals.

The following table sets forth the components of All Other Compensation listed above in the Summary Compensation Table.

Name	Year	Auto Allowance	401(k) Match	Relocation Expenses	Life Insurance Premiums	Long-Term Healthcare Premiums	Supplemental Disability Insurance	Total Other Compensation
David A. Levin	2014	$10,000	$9,100	-	$3,255	$6,536	$11,579	$40,470
	2013	$10,000	$8,925	-	$2,958	$5,028	$11,549	$38,460
	2012	$10,000	$8,750	-	$2,792	-	$10,533	$32,075
Peter H. Stratton, Jr.	2014	$8,400	$9,100	-	-	$4,370	$2,477	$24,347

John E. Kyees	2014	-	-	-	-	-	-	-

Kenneth M. Ederle	2014	$8,400	$9,100	-	-	-	$4,162	$21,662
	2013	$8,400	$8,925	-	-	-	$4,148	$21,473
	2012	$8,400	$8,750	-	-	-	$2,686	$19,836
Robert S. Molloy	2014	$8,400	$9,100	-	-	$5,223	$4,763	$27,486
	2013	$8,400	$8,925	-	-	$3,100	$4,763	$25,188
	2012	$8,400	$8,750	-	-	-	$3,349	$20,499
Derrick Walker	2014	$8,400	$9,100	-	-	$4,056	$3,250	$24,806
	2013	$8,400	$8,925	-	-	$3,120	$2,854	$23,299
	2012	$5,137	$635	$114,838	-	-	$1,183	$121,793

Employment Agreements

Chief Executive Officer

We have an employment agreement with Mr. Levin, which was revised and restated as of November 5, 2009. The initial three-year term of Mr. Levin’s employment agreement (the “Employment Agreement”) was January 1, 2009 through December 31, 2011.  On January 1, 2011 and thereafter on each anniversary of the employment agreement’s commencement date, the term is extended for a one-year period, making Mr. Levin’s employment agreement a rolling two-year agreement after the initial three-year term.

The Employment Agreement requires Mr. Levin to devote substantially all of his time and attention to our business as necessary to fulfill his duties. The Employment Agreement provides that Mr. Levin would be paid a base salary at annual rate of $811,200, with an annual automobile allowance of $10,000.

Mr. Levin is eligible to participate in our annual incentive plan at a target rate of 100% of his actual annual base salary, as defined in that plan, and in our Long-Term Incentive Plan at a target incentive rate of 100% of his combined actual annual base earnings for the incentive period.  The Employment Agreement also provides for the payment of discretionary bonuses in such amounts as may be determined by the Compensation Committee or Board of Directors.

The Employment Agreement provides that in the event Mr. Levin’s employment is terminated by the Company at any time for any reason other than “justifiable cause” (as defined in the Employment Agreements), disability or death, or in the event Mr. Levin resigns with “good reason” (as defined in the Employment Agreement), we are required to pay Mr. Levin the following:

•	A pro rata bonus under the annual incentive plan;
•	The accelerated vesting of certain LTIP awards; and
•

A severance comprised as the sum of (1) Mr. Levin’s monthly base salary then in effect plus (2) a monthly amount calculated by dividing by twelve the average of the sum of (i) the annual incentive bonuses earned and (ii) the cash amounts paid to Mr. Levin pursuant to the LTIP or the cash value of the options or stock issued to Mr. Levin, during each of the two most recent fiscal years, with the monthly sum of (1) plus (2) payable for 24 consecutive months. This severance benefit is conditioned upon Mr. Levin’s execution of a general release.

The above-listed payments are not made if Mr. Levin is terminated with “justifiable cause,” if Mr. Levin resigns and such resignation is not for “good reason”, or Mr. Levin dies or becomes disabled; provided, however, that if Mr. Levin’s employment terminates by reason of death, disability or retirement on or after age 65, Mr. Levin shall be entitled to a pro-rata bonus under the annual incentive plan.

In the event Mr. Levin’s employment is terminated at any time within one year following a Change of Control (as defined in the Employment Agreement) other than for "justifiable cause," or if Mr. Levin resigns for “good reason”, Mr. Levin is entitled to receive a lump sum payment equal to the sum of two times his base salary, and two times his target annual incentive bonus for the fiscal year in which the Change of Control occurs.  Payments made under this provision are to be reduced if and to the extent necessary to avoid any payments or benefits to executive being treated as “excess parachute payments” within the meaning of Internal Revenue Code Section 280G(b)(i).  This payment also is conditioned upon Mr. Levin’s execution of a general release.

The Employment Agreement contains confidentiality provisions pursuant to which Mr. Levin agrees not to disclose confidential information regarding our Company. The Employment Agreement also contains covenants pursuant to which he agrees, during the term of his employment and for a one-year period following the termination of his employment, not to have any connection with any business which is a specialty retailer that primarily distributes, sells or markets so-called “big and tall” apparel of any kind for men or which utilizes the “big and tall” retail or wholesale marketing concept as part of its business.  The Employment Agreement also contains a “claw-back” provision which provides for remedies in the event we learn after Mr. Levin’s termination by us other than for “justifiable cause” that Mr. Levin could have been terminated for “justifiable cause”.  Subject to the implementation of final rules by the SEC, the Dodd-Frank Act requires that we implement a policy providing for the recovery of erroneously paid incentive-based compensation following a required accounting restatement. Once the final rules are issued by the SEC, we will revise, in a timely manner, the current claw-back provision of our employment agreements.

The Employment Agreement also provides that we will, during the term of employment, pay the insurance premiums under one or more life insurance policies on Mr. Levin’s life pursuant to an arrangement under which $2,000,000 of the death benefit under the policy or policies would be payable to Mr. Levin’s named beneficiary (with the executive officer making the election of the designated beneficiary) upon Mr. Levin’s death.

Senior Executives

We also have employment agreements with each of our Senior Executives (the “Sr. Exec. Employment Agreements”). The term of each employment agreement begins on the respective effective date and continues until terminated by either party. Our Senior Executives are eligible to participate in our Annual Incentive Plan.  During fiscal 2014, they participated at 40% of their respective average base salaries, as defined in the plan, depending on our performance (based on achieving the metrics approved by the Compensation Committee of the Board of Directors).  Senior Executives are also eligible to participate in our 2013-2016 LTIP at 70% of their respective average base salaries, as defined in the plan, depending on our performance (based on long-term performance goals). Each executive is entitled to vacation and to participate in and receive any other benefits customarily provided by us to our senior executives.

The Sr. Exec. Employment Agreements provide that in the event the executive officer’s employment is terminated by us at any time for any reason other than “justifiable cause” (as defined in the Sr. Exec. Employment Agreements), disability or death, we are required to pay the executive his then current base salary for five months after the effective date of such termination.  This severance benefit is conditioned upon the senior executive’s execution of a general release.

The above-listed payments are not made if the senior executive is terminated with “justifiable cause,” the senior executive resigns, or the senior executive dies or becomes disabled.

In the event the senior executive’s employment is terminated at any time within one year following a Change of Control (as defined in the Sr. Exec. Employment Agreement) other than for "justifiable cause," or if the senior executive resigns for “good reason,” we shall pay the senior executive an amount equal to twelve months of executive’s highest base salary in effect at any time during the six month period ending on the date of the Change of Control.  This payment also is conditioned upon the senior executive’s execution of a general release.  Payments made under this provision are to be reduced if and to the extent necessary to avoid any payments or benefits to senior executive being treated as “excess parachute payments” within the meaning of Internal Revenue Code Section 280G(b)(i).

The Sr. Exec. Employment Agreements contain confidentiality provisions pursuant to which each senior executive agrees not to disclose confidential information regarding our Company. The Sr. Exec. Employment Agreements also contain covenants pursuant to which each senior executive agrees, during the term of his employment and for a one-year period following the termination of his employment, not to have any connection with any business which is a specialty retailer that primarily distributes, sells or markets so-called “big and tall” apparel of any kind for men or which utilizes the “big and tall” retail or wholesale marketing concept as part of its business.  The Sr. Exec. Employment Agreements also contain a “claw-back” provision which provides for remedies in the event we learn after the senior executive’s termination by us other than for “justifiable cause” that the senior executive could have been terminated for “justifiable cause”. Subject to the implementation of final rules by the SEC, the Dodd-Frank Act requires that we implement a policy providing for the recovery of erroneously paid incentive-based compensation following a required accounting restatement. Once the final rules are issued by the SEC, we will revise, in a timely manner, the current claw-back provision of our employment agreements.

Temporary Employment Agreement with Mr. Kyees

Mr. Kyees served as our interim Chief Financial Officer from February 2, 2014 until May 31, 2014.  Mr. Kyees was compensated by the Company pursuant to a temporary employment agreement, whereby Mr. Kyees received $3,000 per day plus expenses for his services.  Mr. Kyees, in his interim role as Interim Chief Financial Officer, was also eligible to participate in the AIP for fiscal 2014 at a rate of 75% of the total per diem amount paid for his services as Interim Chief Financial Officer.

Grants of Plan-Based Awards.  The following table sets forth certain information with respect to plan-based awards granted to the Named Executive Officers in fiscal 2014.

2014 GRANTS OF PLAN-BASED AWARDS

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)(2)			Estimated Possible Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
	Approval	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
	Date	($)	($)	($)	($)	($)	($)	(#)	(#)	($ / Sh)	($)

David A. Levin	4/1/2014	$344,760	$811,200	$1,216,800	—	—	—	—	—	—	—
Peter H. Stratton, Jr.	4/1/2014	$44,321	$104,285	$156,427	—	—	—	—	—	—	—
John E. Kyees (3)	4/1/2014	$77,063	$154,125	$231,188	—	—	—	—	—	—	—
Kenneth M. Ederle	4/1/2014	$58,519	$137,692	$206,539	—	—	—	—	—	—	—
Robert S. Molloy	4/1/2014	$56,558	$133,077	$199,615	—	—	—	—	—	—	—
Derrick Walker	4/1/2014	$50,019	$117,692	$176,538	—	—	—	—	—	—	—
(1)

On April 1, 2014, the Compensation Committee approved the annual targets pursuant to our Annual Incentive Plan for fiscal 2014.  The threshold, target and maximum payouts for each executive was estimated based on achieving 50%, 100% and 150% of the payout targets set by the Compensation Committee.  As discussed above, under “Compensation Discussion and Analysis – Components of Executive Compensation – 2014 Annual Incentive Plan,” the Compensation Committee established six separate targets: Sales, Adjusted EBITDA, Merchandise Margin, DXL Comparable Sales, DXL Sales per Square Foot and Personal Goals.   On March 16, 2015, the Compensation Committee determined that the performance targets were achieved in fiscal 2014, and accordingly, the Compensation Committee approved a payout ranging from 105.5% to 108.8%, depending on each participant’s achievement of their personal goals.  The respective cash payment to each of the Named Executive Officers is included in the Summary Compensation Table (and the supplemental 2014 Non-Equity (Cash) Incentive Plan Compensation Table) for fiscal 2014.

(2)

On November 7, 2014, the Compensation Committee approved the Wrap-Around Plan, which is a supplemental performance-based incentive plan that is only effective if the Company does not meet the performance targets set forth in the Company’s 2013-2016 Plan.  Accordingly, no equity awards were granted under the Wrap-Around Plan.  See “Long-term incentive plans-Wrap-Around Plan” above for a full discussion.

(3)

Pursuant to his temporary employment agreement, Mr. Kyees was eligible to participant in the 2014 AIP at 75% of his earned compensation.  The potential payment in the above table was calculated using actual compensation earned for fiscal 2014 of $205,500.

Outstanding Equity Awards at Fiscal Year-End.  The following table sets forth certain information with respect to outstanding equity awards held by the Named Executive Officers at the end of fiscal 2014.

2014 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)		($)	Date	(#)		($)(1)	(#)		($)
David A. Levin	39,188	156,754	195,942	(3)	$5.04	5/28/2023
							128,762	(2)	$654,111	160,952	(3)	$817,636
Peter H. Stratton, Jr.	8,587				$4.19	3/16/2021
	6,763	27,053	33,816		$5.04	5/28/2023
							22,222	(2)	$112,888	27,777	(3)	$141,107
John E. Kyees	1,286				$3.16	1/31/2022
	645				$3.23	11/30/2021
	540				$3.76	9/30/2021
	1,602				$4.14	5/2/2021
	2,614				$4.15	10/31/2021
	3,387				$4.19	8/31/2021
	2,547				$4.20	1/31/2021
	1,592				$4.21	8/1/2021
	15,000				$4.24	5/3/2020
	472				$4.27	2/28/2021
	2,300				$4.35	5/31/2021
	300	150			$4.50	2/4/2023
	146	73			$4.54	2/28/2023
	405	-			$4.91	3/31/2021
	429	214			$4.96	5/31/2023
	133	66			$4.98	4/30/2023
	281	141			$5.06	5/6/2023
	139	70			$5.09	3/29/2023
	393	197			$5.38	1/31/2024
	4,409	2,204			$6.05	8/30/2023
	230	115			$6.14	8/5/2023
	334	167			$6.34	6/28/2023
	107	54			$6.55	12/31/2023
	213	107			$6.63	11/4/2023
	89	44			$6.95	10/31/2023
	302	151			$7.02	11/29/2023
							11,238	(4)	$57,089
Kenneth M. Ederle	10,000				$7.52	10/22/2017
	10,990	43,961	54,951	(3)	$5.04	5/28/2023
							36,111	(2)	$183,444	45,138	(3)	$229,301
Robert S. Molloy	20,606				$3.19	3/19/2020
	13,955				$4.19	3/16/2021
	10,990	43,961	54,951	(3)	$5.04	5/28/2023
							36,111	(2)	$183,444	45,138	(3)	$229,301
Derrick Walker	16,667	33,333			$3.12	6/14/2022
	9,298	37,198	46,496	(3)	$5.04	5/28/2023
							30,556	(2)	$155,224	38,194	(3)	$194,026

(1)	The value of shares was calculated using the closing price of our common stock of $5.38 on January 31, 2015.
(2)	These equity awards represent awards granted on May 28, 2013 in connection with our 2013-2016 LTIP and represent the unvested portion of the time-based awards.
(3)

These equity awards represent awards granted on May 28, 2013 in connection with our 2013-2016 LTIP and represent unearned and unvested performance-based awards.  See “Compensation Components, Fiscal 2014 Compensation Decisions and 2015 Annual Incentive Plan Targets – 2013-2016 Long-Term Incentive Plan” above for more information.

(4)	Represents shares of unvested deferred stock that are subject to a three-year cliff vesting.

Option Exercises and Stock Vested Table.  The following table sets forth information for the Named Executive Officers with respect to the exercise of option awards and the vesting of stock awards during fiscal 2014.

2014 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of shares Vested (#)	Value Realized on Vesting ($)(1)
David A. Levin	-	$-	66,393	$353,010
Peter H. Stratton, Jr.	-	$-	8,506	$44,568
John E. Kyees	-	$-	-	$-
Kenneth M. Ederle	-	$-	13,011	$67,929
Robert S. Molloy	10,000	$6,900	18,619	$98,997
Derrick Walker	-	$-	7,638	$38,801
(1)

The “Value Realized on Exercise” is the difference between the market price of the underlying security at exercise and the exercise price of the option. The “Value Realized on Vesting” is the market price of the underlying security on the date of vesting.  The value realized is for informational purposes only and does not purport to represent that such individual actually sold the underlying shares, or that the underlying shares were sold on the date of exercise. Furthermore, such value realized does not take into consideration individual income tax consequences.

Pension Benefits

None of our Named Executive Officers was a participant in any pension plan and, therefore, have no accumulated benefits.

401(k) Plans

Through December 31, 2014, the Company had two defined contribution plans, the Casual Male 401(k) Salaried Plan and the Casual Male 401(k) Hourly Plan. Effective January 1, 2015, the two plans were merged and renamed the Destination XL Group, Inc. 401(k) Savings Plan (the “401(k) Plan”).  Under the 401(k) Plan, the Company will offer a qualified automatic contribution arrangement (“QACA”) with the Company matching 100% of the first 1% of deferred compensation and 50% of the next 5% (with a maximum contribution of 3.5% of eligible compensation).  As of January 1, 2015, employees who are 21 years of age or older are eligible to make deferrals after 6 months of employment and are eligible to receive a Company match after one year of employment and 1,000 hours.  Our Named Executive Officers are eligible to participate in the 401(k) Plan, and the amount of any Company match to our Named Executive Officers is set forth above in the “All Other Compensation” table.

Key Man Insurance

We have a key man life insurance policy on the life of Mr. Levin in the amount of $2,000,000.

Director Compensation

The Compensation Committee is responsible for reviewing and making recommendations to our Board of Directors with respect to the compensation paid to our non-employee directors.

In January 2010, the Company established a Non-Employee Director Stock Purchase Plan to provide a convenient method for its non-employee directors to acquire shares of the Company’s common stock at fair market value by voluntarily electing to receive shares of common stock in lieu of cash for service as a director.  The substance of this plan is now encompassed within the Company’s Second Amended and Restated Non-Employee Director Compensation Plan (the “Non-Employee Director Compensation Plan”). There are 500,000 shares authorized for issuance under this plan for the sole purpose of satisfying elections to receive shares of common stock in lieu of cash for service as a director, of which 355,812 shares remain available for future issuances at January 31, 2015.  The Non-

Employee Director Compensation Plan is a stand-alone plan and is not a sub-plan under our 2006 Incentive Compensation Plan (the “2006 Plan”).  Accordingly, shares issued under this plan do not reduce the shares available for issuance under the 2006 Plan.

With respect to the compensation of our non−employee directors, the Compensation Committee’s goal is to maintain a level of compensation paid to our non-employee directors that is in the median of the companies within our peer group as well as similarly-sized companies.  The Compensation Committee has historically retained Sibson Consulting, most recently in June 2013, to review compensation for our non-employee directors in comparison to our then peer group. As described below in “Compensation Discussion and Analysis – Compensation Committee Process,” the Compensation Committee has the authority to retain compensation consultants and other outside advisors, without Board or management approval, to assist it in carrying out its duties, including the evaluation of compensation for our non−employee directors. The Compensation Committee may accept, reject or modify any recommendations by compensation consultants or other outside advisors.

For fiscal 2014, our Non-Employee Director Compensation Plan provided that non-employee directors receive an annual retainer of $102,250, which is paid in quarterly installments of $25,562.50.  Each director receives $1,500 for participation in each in-person meeting of the Board and its committees and $750 for participation in each telephonic meeting.  In addition, the Chairmen of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee receive an annual payment of $10,000, $5,000 and $5,000, respectively, which is paid quarterly.  Upon the initial election to the Board, a non-employee director will receive a stock option grant of 15,000 shares under the 2006 Plan.

Beginning in fiscal 2015, each non-employee director is required to receive 50% of his or her annual retainer in equity, in the form of stock options, stock or deferred shares.  Because the Non-Employee Director Compensation Plan is not a shareholder approved plan, we cannot utilize shares under this plan to satisfy this required election.  Therefore, any grants of equity to satisfy this required election will be issued from the 2006 Plan.  Any voluntary election of shares, above this 50% retainer requirement, will be issued from the Non-Employee Director Compensation Plan. Stock options and deferred shares will continue to be issued from the 2006 Plan.

We believe that our Non-Employee Director Compensation Plan will support our ongoing efforts to attract and retain exceptional directors to provide strategic guidance to our Company.  We believe that the total compensation that our non-employee directors receive is in line with our current peer group.

Director Compensation Table

The following table sets forth the compensation paid to our directors during fiscal 2014.  David A. Levin is not included in the following table as he is a Named Executive Officer and, accordingly, received no compensation for his services as a director.  Mr. Kyees served as our Interim Chief Financial Officer for a portion of fiscal 2014.  The table below reflects only compensation that Mr. Kyees earned as a director during fiscal 2014. Compensation earned by Mr. Levin and by Mr. Kyees while he served as Interim Chief Financial Officer is included above in the “Summary Compensation Table.”

2014 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)
Seymour Holtzman, Executive Chairman	$—	$—	$396,750	(3)	$396,750
Alan S. Bernikow	$118,750	$—	$—		$118,750
Jesse Choper	$141,250	$—	$—		$141,250
John E. Kyees	$109,750	$—	$9,125	(4)	$118,875
Willem Mesdag	$119,500	$—	$—		$119,500
Ward K. Mooney	$116,500	$—	$—		$116,500
George T. Porter, Jr.	$122,250	$—	$—		$122,250
Mitchell S. Presser	$113,500	$—	$—		$113,500
Ivy Ross	$109,000	$—	$5,000	(5)	$114,000

(1)

Messrs. Choper and Porter received all fees paid during fiscal 2014 in cash.  Mr. Presser elected to receive all fees paid during fiscal 2014 in unrestricted shares of our common stock.  Mr. Bernikow elected to receive payment for all meetings in unrestricted shares of our common stock and his quarterly retainer fee in cash.  Mr. Kyees elected to receive payment for all meetings in deferred shares of our common stock and his quarterly retainer fee in 50% cash and 50% deferred shares of our common stock.  Mr. Mooney elected to receive all fees paid during fiscal 2014 in a combination of 50% cash and 50% unrestricted shares of common stock.  Ms. Ross elected to receive payment for all meetings in cash and her retainer fee in 75% cash and 25% unrestricted shares of common stock.  The number of shares issued as payment for an earned director fee is determined by taking the director fee earned and dividing by the closing price of our common stock on the grant date.  For quarterly retainer fees, the grant date is the first business day of each respective quarter.  For meetings, the grant date is the last business day of the month in which the meeting occurred and for a director’s re-election to the board, the grant date is the last business day of the month in which such re-election occurs.  In addition to compensation received for board meetings and committee meetings, Mr. Choper also received a cash payment of $15,000 for serving as Chairman of both the Audit Committee and the Nominating and Corporate Governance Committee.  Mr. Porter also received a cash payment of $5,000 for serving as Chairman of the Compensation Committee.  Mr. Holtzman did not receive any payment for director meetings.

(2)

There were no Stock Awards or Options Awards to any of the directors for fiscal 2014.  Each director had the following number of stock options outstanding at Janaury 31, 2015:  Mr. Holtzman: 160,000; Mr. Bernikow: 25,000; Mr. Choper: 25,000; Mr. Kyees: 43,648; Mr. Mesdag: 15,000; Mr. Mooney: 25,000; Mr. Porter: 44,136; Mr. Presser: 25,000 and Ms. Ross: 15,000.

(3)

From February 2, 2014 until August 7, 2014, Mr. Holtzman received compensation from us both directly (as an employee of our Company) and indirectly (as a consultant pursuant to a consulting agreement we have with Jewelcor Management Inc. (“JMI”)).  Mr. Holtzman is the president and chief executive officer and the indirect majority shareholders of JMI.  On August 7, 2014, the consulting agreement was terminated and the Company entered into an Employment and Chairman Compensation Agreement with Mr. Holtzman.  See “Chairman Compensation” below for additional information.

(4)

For fiscal 2014, Mr. Kyees received $9,125 in consulting fees associated with the transition of the chief financial officer position to Mr. Stratton. Compensation that Mr. Kyees earned while he served as our Interim Chief Financial Officer from February 2, 2014 to May 31, 2014 is reported above in the “Summary Compensation Table.”

(5)	Ms. Ross received a cash payment of $5,000, paid in quarterly installments, to serve as Chair to the Company’s Interim Marketing Advisory Group.

Executive Chairman Compensation

As of August 7, 2014, Mr. Holtzman is compensated for his services pursuant to an Employment and Chairman Compensation Agreement.  Pursuant to that agreement, Mr. Holtzman serves as both an employee of the Company, reporting to the Board of Directors, and, as Executive Chairman, with the duties of the Chairman of the Board set forth in the Company’s Second and Amended By-Laws.  The initial term of the agreement is for two years.  Commencing August 7, 2015, the agreement will be automatically extended for an additional one-year term on each anniversary date.  As compensation, Mr. Holtzman will receive an annual base salary of $24,000 for his employment services and an annual compensation of $372,750 for his services as Executive Chairman.  Sibson Consulting reviewed Mr. Holtzman’s compensation under this agreement and concluded that the total compensation was at the higher end of the range, when compared to our peer group.  The Compensation Committee reviewed the Sibson report and approved the agreement and compensation.

Prior to this arrangement, for fiscal 2014, Mr. Holtzman was compensated for his services pursuant to a consulting agreement with Jewelcor Management Inc. (“JMI”). Under the consulting agreement, Mr. Holtzman was receiving the same compensation as above, $24,000 for his employment services and $372,750 for services as Chairman of the Board.  Mr. Holtzman is the president and chief executive officer and, together with his wife, indirectly, the majority shareholder of JMI.  The consulting agreement with JMI was terminated on August 7, 2014 in connection with the execution of the Employment and Chairman Compensation Agreement, discussed above.

If we engage Mr. Holtzman’s services to assist us in a specific and significant corporate transaction or event, the Compensation Committee, at its discretion, has the right to grant Mr. Holtzman a bonus for his additional services.  No such bonus was granted during fiscal 2014.

Section 6.2(A) of our Third Amended and Restated By-Laws states that the Chairman of the Board is to preside at all meetings of the Board of Directors and stockholders of the Corporation and perform such other duties and functions as may from time to time be assigned by the Board of Directors.

Compensation Committee Interlocks and Insider Participation

For fiscal 2014, the members of the Compensation Committee were Messrs. Choper, Mesdag, Mooney and Porter.  Persons serving on the Compensation Committee had no relationships with our Company in fiscal 2014 other than their relationship to us as directors entitled to the receipt of standard compensation as directors and members of certain committees of the Board and their relationship to us as beneficial owners of shares of our common stock and options exercisable for shares of common stock. No person serving on the Compensation Committee or on the Board of Directors is an executive officer of another entity for which an executive officer of ours serves on such entity’s board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to persons known to us to be the beneficial owners of more than five percent of the issued and outstanding shares of our common stock as of May 20, 2015.  We were informed that, except as indicated, each person has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)
Red Mountain Capital Partners, LLC	7,542,848	(2)	14.85%
Red Mountain Partners, L.P.
RMCP GP LLC
Red Mountain Capital Management, Inc.
Willem Mesdag
10100 Santa Monica Boulevard, Suite 925
Los Angeles, California 90067

RBC Global Asset Management (U.S.) Inc.	6,933,640	(3)	13.66%
100 South Fifth Street
Suite 2300
Minneapolis, Minnesota 55402

Seymour Holtzman	4,475,658	(4)	8.82%
100 N. Wilkes Barre Blvd.
Wilkes Barre, Pennsylvania 18702

Glenhill Advisors, LLC	4,356,066	(5)	8.58%
Glenn J. Krevlin
Glenhill Capital Advisors, LLC
Glenhill Capital Management, LLC
Glenhill Capital Overseas Master Fund, LP
600 Fifth Avenue, 11th Floor
New York, New York 10020

Piper Jaffray Companies	3,257,203	(6)	6.42%
800 Nicollet Mall Suite 800 Minneapolis, Minnesota 55402

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options and warrants held by that person that are currently exercisable, or that become exercisable within 60 days, are deemed outstanding.  Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  Percentage ownership is based on 50,746,448 shares of our common stock outstanding as of May 20, 2015, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

(2)

Based on a Form 4, dated May 6, 2015, stating that 7,522,354 shares are held directly by Red Mountain Partners, L.P., a Delaware limited partnership (“RMP”) and the remaining 10,494 shares are held directly by Red Mountain Capital Partners LLC, a Delaware limited liability company (“RMCP LLC”). RMP, RMCP LLC, RMCP GP LLC, a Delaware limited liability company (“RMCP GP”), Red Mountain Capital Management, Inc., a Delaware corporation (“RMCM”), and Willem Mesdag, a natural person and citizen of the United States of America were the beneficial owners of the 7,527,621 shares of common stock.  RMP has the sole power to vote or direct the vote, and the sole power to disclose or direct the disposition of these shares.  RMCP GP, RMCP LLC, RMCM and Mr. Mesdag may be deemed to control RMP and may be deemed to beneficially own, and to have the power to vote or direct the vote, or dispose or direct the disposition of the these shares beneficially owned by RMP. Mr. Mesdag disclaims beneficial ownership of the shares beneficially owned by RMP, and RMCM disclaims beneficial ownership of all these shares. The 7,542,848 shares of common stock in the table above, includes 10,000 shares subject to stock options exercisable within 60 days held directly by Willem Mesdag.

(3)

Based on Amendment No. 6 to Schedule 13G, dated December 31, 2014, stating that RBC Global Asset Management (U.S.) Inc. was the beneficial owner of the number of shares of common stock set forth opposite its name in the table.

(4)	Based on a Form 4, dated April 8, 2013.
(5)

Based on Amendment No. 7 to Schedule 13G, dated December 31, 2014, stating that Glenhill Advisors, LLC, Glenn J. Krevlin, Glenhill Capital Advisors, LLC, Glenhill Capital Management, LLC and Glenhill Capital Overseas Master Fund, LP were the beneficial owners of the number of shares of common stock set forth opposite their names in the table (except that Glenhill Capital Overseas Master Fund, LP indicates beneficial ownership of only 2,482,894 shares). Glenn J. Krevlin is the managing member and control person of Glenhill Advisors, LLC and is the sole shareholder of Krevlin Management, Inc.  Krevlin Management, Inc. is the managing member of Glenhill Capital Advisors, LLC, which is the investment manager of Glenhill Capital Overseas Master Fund, LP, Glenhill Concentrated Long Master Fund LLC, and Glenhill Long Fund, LP, each (along with Mr. Krevlin) a security holder of the Company. Glenhill Advisors, LLC is the managing member of Glenhill Capital Management LLC. Glenhill Capital Management, LLC is the managing member of Glenhill Concentrated Long Master Fund, LLC, and Glenhill Long Fund GP, LLC, and is sole shareholder of Glenhill Capital Overseas GP, Ltd.  Glenhill Capital Overseas GP, Ltd. is the general partner of Glenhill Capital Overseas Master Fund, LP. Glenhill Long GP, LCC is the general partner of Glenhill Long Fund, LP.

(6)

Based on Amendment No. 1 to Schedule 13G, dated December 31, 2014, stating that Advisory Research, Inc., a wholly-owned subsidiary of Piper Jaffray Companies, is the beneficial owner of the number of shares of common stock set forth opposite its name in the table. Piper Jaffray Companies may be deemed to be the beneficial owner of these shares through of Advisory Research, Inc. However, Piper Jaffray Companies disclaims beneficial ownership of such shares.

Security Ownership of Management

The following table sets forth certain information as of May 20, 2015, with respect to our directors, our Named Executive Officers (as defined below under “Executive Compensation”) and our directors and executive officers as a group.  Except as indicated, each person has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Title	Number of Shares Beneficially Owned		Percent of Class (1)
Seymour Holtzman	4,475,658		8.82%
Chairman of the Board
David A. Levin	1,261,714	(2)	2.48%
Chief Executive Officer, President and Director
Peter H. Stratton, Jr.	98,265	(3)	*
Senior Vice President, Chief Financial Officer and Treasurer
Kenneth M. Ederle	157,878	(4)	*
Senior Vice President, Chief Merchandising Officer – Planning and Allocation
Robert S. Molloy	218,384	(5)	*
Senior Vice President, General Counsel and Secretary
Derrick Walker	126,657	(6)	*
Senior Vice President and Chief Marketing Officer
Alan S. Bernikow, Director	58,903	(7)	*
Jesse Choper, Director	111,263	(7)	*
John E. Kyees, Director and former Interim Chief Financial Officer	42,333	(8)	*
Willem Mesdag, Director	7,542,848	(9)	14.86%
Ward K. Mooney, Director	77,912	(7)	*
George T. Porter, Jr., Director	128,172	(10)	*
Mitchell S. Presser, Director	184,006	(7)	*
Ivy Ross, Director	24,984	(11)	*
Directors and executive officers as a group (22 persons)	15,495,191	(12)	30.21%

*	Less than 1%
(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options and warrants held by that person that are currently exercisable, or that become exercisable within 60 days, are deemed outstanding.  Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  Percentage ownership is based on 50,746,448 shares of our common stock outstanding as of May 20, 2015, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d-3(d)(1) under the Exchange Act.

(2)

Includes 39,188 shares subject to stock options exercisable within 60 days, 128,762 shares of unvested restricted stock, 160,952 shares of unvested restricted stock subject to performance pursuant to the Long-Term Incentive Plan 2013-2016 (“LTIP 2013-2016”) and 3,539 shares held pursuant to his 401(k) Plan account.

(3)

Includes 15,350 shares subject to stock options exercisable within 60 days, 22,222 shares of unvested restricted stock and 27,777 shares of unvested restricted stock subject to performance pursuant to the LTIP 2013-2016.

(4)

Includes 20,990 shares subject to stock options exercisable within 60 days, 36,111 shares of unvested restricted stock and 45,138 shares of unvested restricted stock subject to performance pursuant to the LTIP 2013-2016.

(5)

Includes 45,551 shares subject to stock options exercisable within 60 days, 36,111 shares of unvested restricted stock, 45,138 shares of unvested restricted stock subject to performance pursuant to the LTIP 2013-2016 and 3,900 shares held pursuant to his 401(k) Plan account.

(6)

Includes 42,631 shares subject to stock options exercisable within 60 days, 30,556 shares of unvested restricted stock and 38,194 shares of unvested restricted stock subject to performance pursuant to the LTIP 2013-2016.

(7)	Includes 25,000 shares subject to stock options exercisable within 60 days.
(8)	Includes 40,609 shares subject to stock options exercisable within 60 days and excludes 16,332 shares of deferred stock.
(9)

Includes 10,000 shares subject to stock options exercisable within 60 days.  Mr. Mesdag is the president, sole executive officer, sole director and sole shareholder of Red Mountain Capital Management, Inc.  With the exception of the stock options, all shares are held by Red Mountain Partners, L.P., a wholly-owned subsidiary of Red Mountain Capital Management, Inc.  Mr. Mesdag, by virtue of his direct or indirect control of Red Mountain Partners, L.P., is deemed to beneficially own all of the securities reported held by Red Mountain Partners, L.P.

(10)

Includes 37,757 shares subject to stock options exercisable within 60 days and excludes 5,094 shares of deferred stock held by the George Porter Trust.  Mr. Porter is the trustee of the trust and has all voting and investment rights.

(11)	Includes 15,000 shares subject to stock options exercisable within 60 days.
(12)

Includes 546,097 shares subject to stock options exercisable within 60 days, 477,186 of unvested shares of restricted stock, 567,964 shares of unvested restricted stock subject to performance pursuant to the LTIP 2013-2016, 17,266 shares held pursuant to respective 401(k) Plan accounts and excludes 21,426 of deferred stock.

EQUITY COMPENSATION PLAN INFORMATION

The following is a summary of information with respect to our equity compensation plans as of January 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,965,302	$5.12	1,122,627	(3)
Equity compensation plans not approved by security holders (2)	—	—	355,812
Total	2,965,302	$5.42	1,478,439	(3)

(1)

During fiscal 2014, we had one stockholder-approved equity compensation plan, our 2006 Incentive Compensation Plan (as amended, the “2006 Plan”).  Pursuant to the 2006 Plan, at January 31, 2015, we had a total of 7,250,000 shares authorized for issuance, of which 1,122,627 shares were available for future issuances.  At January 31, 2015, we had 2,747,802 options outstanding.  We also had 217,500 options still outstanding as part of our 1992 Stock Incentive Plan (the “1992 Plan”).  No further grants can be made under the 1992 Plan.

Of the 2,747,802 options outstanding at January 31, 2015, approximately 1,175,000 options are subject to the achievement of performance targets.  At January 31, 2015, the performance targets were not deemed probable and as a result no compensation expense has been recognized as of January 31, 2015.  See “Compensation Discussion and Analysis- Compensation Components, Fiscal 2014 Compensation Decisions and 2015Annual Incentive Plan Targets – Long- term incentive plans” for more information.

(2)

Pursuant to our Amended and Restated Non-Employee Director Compensation Plan (“Director Plan”), we have 500,000 shares authorized for stock issuances in lieu of cash director fees, of which 355,812 shares remained available at January 31, 2015.

(3)

Our 2006 Plan includes a limitation of 4,250,000 shares which may be issued in the form of restricted stock, deferred stock, performance awards or other stock-based awards.  At January 31, 2015, 1,015,286 shares remained subject to this limitation.

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

On August 7, 2014, the Company entered into an Employment and Chairman Compensation Agreement with Mr. Holtzman. Pursuant to the terms of the agreement, Mr. Holtzman serves as both an employee of the Company, reporting to the Board, and, in his capacity as Chairman of the Board, as Executive Chairman, with the duties of the Chairman of the Board as set forth in the Company’s Third Amended and Restated By-Laws. The initial term of the agreement is for two years. Commencing August 7, 2015, the agreement can be automatically extended for an additional one-year term on each anniversary date. As compensation for the employment services, Mr. Holtzman receives an annual base salary of $24,000 and, as compensation for his services as Executive Chairman, Mr. Holtzman receives annual compensation of $372,750. A complete summary of all compensation and consulting fees paid to Mr. Holtzman is described above under “Director Compensation- Executive Chairman Compensation.”

Review, Approval or Ratification of Transactions with Related Persons

Due to Mr. Holtzman’s role as our Executive Chairman of the Board of Directors and the relevance of the services he provides on a consulting basis, our Compensation Committee had the primary responsibility for reviewing and approving all amendments to the consulting agreement since March 2000.  In addition, the Compensation Committee was responsible for the review and approval of the Employment and Chairman Compensation Agreement dated August 7, 2014.

Our Audit Committee Charter, which was adopted in June 2003, provides that our Audit Committee shall review all related party transactions on an ongoing basis and all such transactions must be approved by the Audit Committee, to the extent required by the Sarbanes−Oxley Act of 2002, the Securities Exchange Commission and NASDAQ. Because NASDAQ provides that such oversight can be conducted by either a company’s audit committee or another independent body of the board of directors, the Audit Committee determined that due to the nature of the consulting agreement with JMI the review and approval of all transactions pursuant to this arrangement would be the primary responsibility of the Compensation Committee.

For all other related party transactions, the review and approval of such transactions is the responsibility of our Audit Committee.

Director Independence

Our Board of Directors is currently comprised of ten members and there are no vacancies.  A majority of the members of the Board are “independent” under the rules of the Nasdaq Global Select Market (“Nasdaq”).  The Board has determined that the following directors are independent: Messrs. Bernikow, Choper, Kyees, Mesdag, Mooney, Porter, Presser and Ross.

Item 14.  Principal Accounting Fees and Services

The Audit Committee engaged KPMG LLP to serve as our independent registered public accounting firm during the fiscal year ended January 31, 2015.  KPMG LLP has served as the Company’s independent registered public accounting firm since June 6, 2013.

Principal Accounting Fees and Services

The following table sets forth the fees accrued or paid to the Company’s independent registered accounting firms for the fiscal years ended January 31, 2015 (“fiscal 2014”) and February 1, 2014 (“fiscal 2013”):

	Fiscal 2014	Fiscal 2013
Audit fees (1)	$555,509	$484,073
Audit-related fees (2)	—	—
Tax fees (3)	—	—
Other fees (4)	1,650	1,650
Total fees	$557,159	$485,723
(1)

Audit fees relate to professional services rendered in connection with the audits of our financial statements included in our Annual Reports on Form 10-K for fiscal 2014 and fiscal 2013, for services performed related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q.

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

Pre-Approval of Services by Independent Auditors

The Audit Committee has adopted a policy governing the provision of audit and non-audit services by our independent registered public accounting firm.  Pursuant to this policy, the Audit Committee will consider annually and, if appropriate, approve the provision of audit services (including audit review and attest services) by our independent registered public accounting firm and consider and, if appropriate, pre-approve the provision of certain defined permitted non-audit services within a specified dollar limit.  It will also consider on a case-by-case basis and, if appropriate, approve specific engagements that do not fit within the definition of pre-approved services or established fee limits.

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

All of the services provided in fiscal 2013 and fiscal 2014 under Audit Fees and Other Fees were pre-approved by the Audit Committee.

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
June 1, 2015

	By:	/s/ DAVID A. LEVIN
David A. Levin President and Chief Executive Officer
/s/ PETER H. STRATTON, JR.
Peter H. Stratton, Jr.
Senior Vice President, Chief Financial Officer and Treasurer