Form 10-Q
period 2015-08-01
DESTINATION XL GROUP, INC.
filed 2015-08-27
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 1, 2015

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

The number of shares of the registrant’s common stock outstanding as of August 20, 2015 was 50,779,298.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	August 1, 2015	January 31, 2015
	(Fiscal 2015)	(Fiscal 2014)

ASSETS
Current assets:
Cash and cash equivalents	$5,798	$4,586
Accounts receivable	4,815	3,619
Inventories	123,568	115,220
Prepaid expenses and other current assets	10,073	8,913
Total current assets	144,254	132,338

Property and equipment, net of accumulated depreciation and amortization	124,034	120,328

Other assets:
Intangible assets	2,966	3,308
Other assets	3,736	3,907
Total assets	$274,990	$259,881

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7,435	$7,335
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	36,220	29,979
Accrued expenses and other current liabilities	29,249	31,972
Borrowings under credit facility	34,090	18,817
Total current liabilities	108,459	89,568

Long-term liabilities:
Long-term debt, net of current portion	22,397	26,171
Deferred rent and lease incentives	30,265	28,850
Deferred gain on sale-leaseback, net of current portion	13,922	14,654
Deferred tax liability	144	91
Other long-term liabilities	6,977	8,157
Total long-term liabilities	73,705	77,923

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 61,625,439 and 61,560,544 shares issued at August 1, 2015 and January 31, 2015, respectively	616	616
Additional paid-in capital	301,306	299,892
Treasury stock at cost, 10,877,439 shares at August 1, 2015 and January 31, 2015	(87,977)	(87,977)
Accumulated deficit	(113,456)	(111,903)
Accumulated other comprehensive loss	(7,663)	(8,238)
Total stockholders' equity	92,826	92,390
Total liabilities and stockholders' equity	$274,990	$259,881

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
	(Fiscal 2015)	(Fiscal 2014)	(Fiscal 2015)	(Fiscal 2014)

Sales	$114,147	$104,162	$218,552	$200,821
Cost of goods sold including occupancy costs	60,264	55,925	116,430	108,646
Gross profit	53,883	48,237	102,122	92,175

Expenses:
Selling, general and administrative	47,121	45,101	88,590	86,548
Depreciation and amortization	6,928	5,698	13,450	11,128
Total expenses	54,049	50,799	102,040	97,676

Operating income (loss)	(166)	(2,562)	82	(5,501)

Interest expense, net	(746)	(451)	(1,507)	(862)

Loss from continuing operations before provision for income taxes	(912)	(3,013)	(1,425)	(6,363)
Provision for income taxes	67	63	128	110

Loss from continuing operations	(979)	(3,076)	(1,553)	(6,473)
Loss from discontinued operations, net of taxes	—	(956)	—	(1,095)

Net loss	$(979)	$(4,032)	$(1,553)	$(7,568)

Net loss per share - basic and diluted:
Loss from continuing operations	$(0.02)	$(0.06)	$(0.03)	$(0.13)
Loss from discontinued operations	$-	$(0.02)	$-	$(0.02)
Net loss per share - basic and diluted	$(0.02)	$(0.08)	$(0.03)	$(0.16)

Weighted-average number of common shares outstanding:
Basic	49,081	48,743	49,050	48,699
Diluted	49,081	48,743	49,050	48,699

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the three months ended		For the six months ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
	(Fiscal 2015)	(Fiscal 2014)	(Fiscal 2015)	(Fiscal 2014)
Net loss	$(979)	$(4,032)	$(1,553)	$(7,568)

Other comprehensive income (loss) before taxes:
Foreign currency translation	39	15	62	107
Pension plan	277	138	513	277
Other comprehensive income (loss) before taxes	316	153	575	384
Tax (provision) benefit related to items of other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss), net of tax	316	153	575	384
Comprehensive loss	$(663)	$(3,879)	$(978)	$(7,184)

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at January 31, 2015	61,561	$616	$299,892	(10,877)	$(87,977)	$(111,903)	$(8,238)	$92,390

Stock compensation expense			1,088					1,088
Exercises under option program	12	—	61					61
Board of Directors compensation	42	—	265					265
Issuance of restricted stock, net of cancellations	10	—	—					—
Accumulated other comprehensive income (loss):
Unrecognized gain associated with pension plan							513	513
Foreign currency							62	62
Net loss						(1,553)		(1,553)
Balance at August 1, 2015	61,625	$616	$301,306	(10,877)	$(87,977)	$(113,456)	$(7,663)	$92,826

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended
	August 1, 2015	August 2, 2014
	(Fiscal 2015)	(Fiscal 2014)
Cash flows from operating activities:
Net loss	$(1,553)	$(7,568)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization of deferred gain on sale-leaseback	(732)	(733)
Amortization of deferred debt issuance costs	139	78
Depreciation and amortization	13,450	11,128
Deferred taxes, net of valuation allowance	53	38
Stock compensation expense	1,088	1,463
Issuance of common stock to Board of Directors	265	106

Changes in operating assets and liabilities:
Accounts receivable	(1,196)	1,919
Inventories	(8,348)	(10,472)
Prepaid expenses and other current assets	(1,160)	(953)
Other assets	171	229
Accounts payable	6,241	976
Deferred rent and lease incentives	1,415	2,623
Accrued expenses and other liabilities	(3,163)	(1,506)
Net cash provided by (used for) operating activities	6,670	(2,672)

Cash flows from investing activities:
Additions to property and equipment, net	(16,979)	(18,930)
Net cash used for investing activities	(16,979)	(18,930)

Cash flows from financing activities:
Proceeds from the exercise of stock options	61	81
Proceeds from the issuance of long-term debt	—	8,912
Principal payments on long-term debt	(3,737)	(3,007)
Costs associated with debt issuances	(15)	(27)
Net borrowings under credit facility	15,212	16,666
Net cash provided by financing activities	11,521	22,625
Net increase in cash and cash equivalents	1,212	1,023
Cash and cash equivalents:
Beginning of period	4,586	4,544
End of period	$5,798	$5,567

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

Change in Accounting Principle

The Company historically presented deferred debt issuance costs, or fees directly related to issuing debt, as assets on the consolidated balance sheets. In the first quarter of fiscal 2015, the Company elected early adoption of ASU 2015−03, “Interest − Imputation of Interest (Subtopic 835−30), Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). The guidance simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. Therefore, these costs will continue to be amortized as interest expense over the term of the corresponding debt issuance. The Company applied the new guidance retrospectively to all prior periods presented in the financial statements.

The reclassification did not impact net income (loss) previously reported or any prior amounts reported on the Consolidated Statements of Operations. The following table presents the effect of the retrospective application of this change in accounting principle on the Company’s Consolidated Balance Sheets as of January 31, 2015.

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

Reclassification

As a result of the Company adopting ASU 2015-03, for the first six months of fiscal 2014, the Company has reclassified $78,000 from “Change in Other Assets” to “Amortization of Deferred Debt Issuance Costs” in the Consolidated Statement of Cash Flows.

Intangibles

At August 1, 2015, the “Casual Male” trademark had a carrying value of $1.2 million and is considered a definite-lived asset. The Company is amortizing the remaining carrying value on an accelerated basis, consistent with projected cash flows through fiscal 2018, its estimated remaining useful life.

The Company’s “Rochester” trademark is considered an indefinite-lived intangible asset and has a carrying value of $1.5 million. During the first six months ended August 1, 2015, no event or circumstance occurred which would cause a reduction in the fair value of the Company’s reporting units, requiring interim testing of the Company’s “Rochester” trademark.

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

The fair value of long-term debt is classified within Level 2 of the valuation hierarchy. At August 1, 2015, the fair value approximates the carrying amount based upon terms available to the Company for borrowings with similar arrangements and remaining maturities.

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

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income and reclassifications from AOCI for the three and six months ended August 1, 2015 and August 2, 2014 are as follows:

	August 1, 2015			August 2, 2014
For the three months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of the quarter	$(7,559)	$(420)	$(7,979)	$(4,408)	$79	$(4,329)

Other comprehensive income before reclassifications, net of taxes	93	39	132	82	15	97

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	184	—	184	56	—	56

Other comprehensive income for the period	277	39	316	138	15	153

Balance at end of quarter	$(7,282)	$(381)	$(7,663)	$(4,270)	$94	$(4,176)

	August 1, 2015			August 2, 2014
For the six months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(7,795)	$(443)	$(8,238)	$(4,547)	$(13)	$(4,560)

Other comprehensive income before reclassifications, net of taxes	190	62	252	164	107	271

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	323	—	323	113	—	113

Other comprehensive income for the period	513	62	575	277	107	384

Balance at end of quarter	$(7,282)	$(381)	$(7,663)	$(4,270)	$94	$(4,176)

(1)

Includes the amortization of the unrecognized (gain)/loss on pension plans which was charged to “Selling, General and Administrative” Expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $184,000 and $56,000 for the three months ended August 1, 2015 and August 2, 2014, respectively, and $323,000 and $113,000 for the six months ended August 1, 2015 and August 2, 2014, respectively. There was no tax benefit for any period.

Revenue Recognition

Revenue from the Company’s retail store operation is recorded upon purchase of merchandise by customers, net of an allowance for sales returns. Revenue from the Company’s e-commerce operations is recognized at the time a customer order is delivered, net of an allowance for sales returns. Revenue is recognized by the operating segment that fulfills a customer’s order.

Stock-based Compensation

All share-based payments, including grants of employee stock options and restricted stock, are recognized as an expense in the Consolidated Statement of Operations based on their fair values and vesting periods. The fair value of stock options is determined using the Black-Scholes valuation model and requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). The Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as an expense over the vesting period, net of estimated forfeitures. The estimation of stock-based awards that will ultimately vest requires significant judgment. Actual results and future changes in estimates may differ from the Company’s current estimates.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition,” as well as various other sections of the ASC, such as, but not limited to, ASC 340-20, “Other Assets and Deferred Costs - Capitalized Advertising Costs”. The core principle of ASU 2014-09 is that an entity should recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes a cohesive set of disclosure requirements that would result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606), to defer the effective date of ASU 2014-09 by one year.  ASU 2014-09 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet). Early adoption is permitted after December 15, 2016. The Company does not believe that there will be any material impact of ASU 2014-09 on its Consolidated Financial Statements upon adoption.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period”. ASU 2014-12 affects entities that grant their employees share-based payments in which terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with earlier adoption permitted. The Company does not believe that there will be any material impact of ASU 2014-12 on its Consolidated Financial Statements upon adoption.

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

In May 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal - Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. ASU 2015-05 provides accounting guidance on how customers should treat cloud computing arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those reporting periods. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The adoption of ASU 2015-05 is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This is a change from previous measurement of lower of cost or market, where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact the pronouncement will have on the Company's financial position but does not expect that there will be any material impact of ASU 2015-11 on its Consolidated Financial Statements upon adoption.

No other new accounting pronouncements, issued or effective during the first six months of fiscal 2015, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

2. Debt

Credit Agreement with Bank of America, N.A.

On October 30, 2014, the Company amended its credit facility with Bank of America, N.A, effective October 29, 2014, by executing the Second Amendment to the Sixth Amended and Restated Loan and Security Agreement (as amended, the “Credit Facility”).

The Credit Facility provides for maximum committed borrowings of $125 million. The Credit Facility includes, pursuant to an accordion feature, the ability to increase the Credit Facility by an additional $50 million upon the request of the Company and the agreement of the lender(s) participating in the increase. The Credit Facility includes a sublimit of $20 million for commercial and standby letter of credits and a sublimit of up to $15 million for swingline loans. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets. The maturity date of the Credit Facility is October 29, 2019. The Company’s obligations under the Credit Facility are secured by a lien on substantially all of its assets, excluding (i) a first priority lien held by the lenders of the Term Loan Facility on certain equipment of the Company described below and (ii) intellectual property.

At August 1, 2015, the Company had outstanding borrowings under the Credit Facility of $34.6 million, before unamortized debt issuance costs of $0.5 million. Outstanding standby letters of credit were $2.2 million and documentary letters of credit were less than $0.1 million. Unused excess availability at August 1, 2015 was $73.9 million. Average monthly borrowings outstanding under the Credit Facility during the first six months of fiscal 2015 were $37.2 million, resulting in an average unused excess availability of approximately $67.9 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.  Pursuant to the terms of the Credit Facility, if the Company’s excess availability under the Credit Facility fails to be equal to or greater than the greater of (i) 10% of the Loan Cap (defined in the Credit Facility as the lesser of the revolving credit commitments at such time or the borrowing base at the relevant measurement time) and (ii) $7.5 million, the Company will be required to maintain a minimum consolidated fixed charge coverage ratio of 1.0:1.0 in order to pursue certain transactions, including but not limited to, stock repurchases, payment of dividends and business acquisitions.

Borrowings made pursuant to the Credit Facility will bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% or (c) the annual ICE-LIBOR rate (“LIBOR”) for the respective interest period) plus a varying percentage, based on the Company’s borrowing base, of 0.50%-0.75% for prime-based borrowings and 1.50%-1.75% for LIBOR-based borrowings. The Company is also subject to an unused line fee of 0.25%. At August 1, 2015, the Company’s prime-based interest rate was 3.75%. At August 1, 2015, the Company had approximately $30.0 million of its outstanding borrowings in a LIBOR-based contract with an interest rate of 1.69%. The LIBOR-based contract expired on August 19, 2015. When a LIBOR-based borrowing expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

The fair value of the amount outstanding under the Credit Facility at August 1, 2015 approximated the carrying value.

Long-Term Debt

Components of long-term debt are as follows:

(in thousands)	August 1, 2015	January 31, 2015
Equipment financing notes	$16,154	$19,390
Term loan, due 2019	14,250	14,750
Less: unamortized debt issuance costs (1)	(572)	(634)
Total long-term debt	29,832	33,506
Less: current portion of long-term debt	7,435	7,335
Long-term debt, net of current portion	$22,397	$26,171
(1)

Includes the reclassification of debt issuance costs of $0.1 million from “Prepaid expenses and other current assets” and $0.5 million from “Other assets” at January 31, 2015 as a result of the Company adopting ASU 2015-03, see Note 1.

Equipment Financing Loans

Pursuant to a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC, dated July 20, 2007 and amended on September 30, 2013 (the “Master Agreement”), the Company entered into twelve equipment security notes between September 2013 and June 2014 (in aggregate, the “Notes”), whereby the Company borrowed an aggregate of $26.4 million. The Notes are for a term of 48 months and accrue interest at fixed rates ranging from 3.07% and 3.50%. Principal and interest are paid monthly, in arrears.

The Notes are secured by a security interest in all of the Company’s rights, title and interest in and to certain equipment. The Company is subject to a prepayment penalty equal to 1% of the prepaid principal of the Notes until the first anniversary of each Note,

0.5% of the prepaid principal from the first anniversary until the second anniversary and no prepayment penalty thereafter. The Master Agreement includes default provisions that are customary for financings of this type and are similar and no more restrictive than the Company’s existing Credit Facility.

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

Assuming the Company achieves the performance target and 100% of the Projected Benefit Amount vests, excluding estimated forfeitures, the total potential value of all awards over this four-year period, as of August 1, 2015, would be approximately $19.4 million. Approximately half of the compensation expense relates to the time-vested awards, which is being expensed over forty-four months, based on the respective vesting dates. As the performance targets were not deemed probable at August 1, 2015, no expense for the performance-based awards has been recognized through the end of the first six months of fiscal 2015.

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

Assuming that the Company achieves the performance target at target levels under the Wrap-Around Plan, and further assuming that the Company’s stock price is greater than $7.25, at the time the Company’s earnings are publicly released, the compensation expense associated with this Wrap-Around Plan is estimated to be approximately $8.7 million.  However, because the performance targets under the Wrap-Around Plan were not deemed probable at August 1, 2015, no compensation expense for the performance-based awards has been recognized through the end of the first six months of fiscal 2015.

2006 Plan—Stock Option and Restricted Share Award Activity

Pursuant to the Company’s 2006 Incentive Compensation Plan, as amended (the “2006 Plan”), the Company has 7,250,000 shares authorized for issuance, of which 4,250,000 shares may be subject to the granting of awards other than stock options and stock appreciation rights.

The following tables summarize the stock option activity and restricted share activity under the 2006 Plan for the first six months of fiscal 2015:

	Number of shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	2,747,802	$4.97
Options granted	—	—
Options canceled	(13,791)	$5.04
Options exercised (1)	(12,136)	$5.04
Outstanding options at end of quarter	2,721,875	$4.97	7.4 years	$305,537
Options exercisable at end of quarter	636,446	$4.74	5.9 years	$276,036

(1)	The intrinsic value of options exercised was immaterial.

	Restricted shares	Deferred shares (1)	Fully-vested shares (2)	Total number of shares	Weighted-average grant-date fair value (3)
Shares
Outstanding non-vested shares at beginning of year	1,685,290	11,238	—	1,696,528	$5.09
Shares granted	10,000	10,342	30,564	50,906	$4.91
Shares vested/issued	(32,223)	—	(30,564)	(62,787)	$5.05
Shares canceled	—	—	—	—	—
Outstanding non-vested shares at end of quarter	1,663,067	21,580	—	1,684,647	$5.08

(1)

During the first six months of fiscal 2015, the Company granted 10,342 shares of deferred stock, with a fair value of approximately $51,856 to certain directors as compensation in lieu of cash, in accordance with their irrevocable elections. The shares of deferred stock will vest three years from the date of grant or at separation of service, based on the irrevocable election of each director.

(2)

During the first six months of fiscal 2015, the Company granted 30,564 shares of stock, with a fair value of approximately $153,323 to certain directors as compensation in lieu of cash, in accordance with their irrevocable elections. Beginning in fiscal 2015, directors are required to elect 50% of their quarterly retainer in equity.  All shares paid to directors to satisfy this election are issued from the Company’s 2006 Stock Incentive Plan.  Any shares in excess of the minimum required election will be issued from the Company’s Non-Employee Director Stock Purchase Plan.

(3)	The fair value of a restricted share, deferred share and fully-vested share is equal to the Company’s closing stock price on the date of grant.

1992 Stock Incentive Plan (the “1992 Plan”)—Stock Option Activity

The following table summarizes stock option activity under the 1992 Plan for the first six months of fiscal 2015:

	Number of shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value (1)
Stock Options
Outstanding options at beginning of year	217,500	$7.01
Options granted	—	—
Options expired	(201,500)	$7.00
Options canceled	(1,000)	$7.38
Options exercised	—	—
Outstanding options at end of quarter	15,000	$7.18	0.5 years	—
Options exercisable at end of quarter	15,000	$7.18	0.5 years	—

(1)	The intrinsic value of the options outstanding at August 1, 2015 was immaterial.

Share Availability Under the 2006 Plan

At August 1, 2015, the Company had 1,085,532 shares available for future grant under the 2006 Plan, of which 964,380 remain available under the sublimit for awards other than options and stock appreciation rights. No further grants can be made under the 1992 Plan.

Non-Employee Director Stock Purchase Plan

The Company granted 12,195 shares of common stock, with a fair value of approximately $60,872, to certain of its non-employee directors as compensation in lieu of cash in the first six months of fiscal 2015.

Valuation Assumptions for Stock Options and Restricted Stock

For the first six months of fiscal 2015, the Company granted 10,342 shares of deferred stock and 10,000 shares of restricted stock. For the first six months of fiscal 2014, the Company granted 74,018 shares of restricted stock, 5,448 shares of deferred stock and stock options to purchase 106,882 shares of common stock.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  For the first six months of fiscal 2015, there were no grants of stock options. The following assumptions were used for grants for the first six months of fiscal 2014:

August 2, 2014
Expected volatility	46.0%
Risk-free interest rate	0.79%
Expected life	3.1 yrs
Dividend rate	—

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

For the first six months of fiscal 2015 and fiscal 2014, the Company recognized total stock-based compensation expense of $1.1 million and $1.5 million, respectively. The total compensation cost related to time-vested stock options and time-based restricted stock awards not yet recognized as of August 1, 2015 is approximately $1.6 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 13.1 months. At August 1, 2015, the Company had $7.1 million of unrecognized compensation expense, net of estimated forfeitures, related to its performance-based stock options and restricted stock. As discussed above, the Company will begin recognizing compensation if, and when, achievement of the 2013-2016 LTIP performance targets becomes probable.

4. Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the six months ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
(in thousands)
Common Stock Outstanding:
Basic weighted average common shares outstanding	49,081	48,743	49,050	48,699
Common stock equivalents – stock options and restricted stock (1)	—	—	—	—
Diluted weighted average common shares outstanding	49,081	48,743	49,050	48,699

(1)

Common Stock equivalents of 483 and 520 shares for the three months ended August 1, 2015 and August 2, 2014, respectively, and 508 and 538 for the first six months ended August 1, 2015 and August 2, 2014, respectively, were excluded due to the net loss.

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period because the exercise price of such options was greater than the average market price per share of common stock for the respective periods or because of the unearned compensation associated with either the stock options or restricted stock.

	For the three months ended		For the six months ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
(in thousands, except exercise prices)
Stock Options (time-vested)	1,467	1,648	1,461	1,648
Restricted Stock (time-vested)	—	—	19	-
Range of exercise prices of such options	$4.91 - $7.52	$4.96 - $7.52	$4.96 - $7.52	$4.96 - $7.52

The above options, which were outstanding at August 1, 2015, expire from January 16, 2016 to November 10, 2024.

Excluded from the Company’s computation of basic and diluted earnings per share for both the second quarter and first six months of fiscal 2015 were 933,486 shares of unvested performance-based restricted stock and 1,162,047 performance-based stock options. For the second quarter and first six months of fiscal 2014, 936,224 shares of unvested performance-based restricted stock and 1,158,570 performance-based stock options were excluded from the Company’s computation of basic and diluted earnings per share for both periods. Performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved. In addition, shares of unvested time-based restricted stock of 729,581 and 936,224 were excluded from the computation of basic earnings per share for the second quarter and first six months of fiscal 2015 and fiscal 2014, respectively, and will be until such shares vest. See Note 3, Stock-Based Compensation, for a discussion of the Company’s 2013-2016 LTIP and the respective performance targets.

Although the shares of performance-based and time-based restricted stock issued in connection with the 2013-2016 LTIP are not considered outstanding or common stock equivalents for earnings per share purposes until certain vesting and performance thresholds are achieved, all 1,663,067 shares of restricted stock outstanding at August 1, 2015 are considered issued and outstanding. Each share of restricted stock has all of the rights of a holder of the Company’s common stock, including, but not limited to, the right to vote and the right to receive dividends, which rights are forfeited if the restricted stock is forfeited.

5. Income Taxes

At August 1, 2015, the Company had total deferred tax assets of approximately $78.9 million, total deferred tax liabilities of $18.2 million and a corresponding valuation allowance of $60.8 million.

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

As of August 1, 2015, the Company had net operating loss carryforwards of $129.7 million for federal income tax purposes and $69.6 million for state income tax purposes that are available to offset future taxable income through fiscal year 2035. Additionally, the Company has alternative minimum tax credit carryforwards of $2.3 million, which are available to further reduce income taxes over an indefinite period. Additionally, the Company has $0.1 million and $2.4 million of net operating loss for tax purposes related to the Company’s operations in Hong Kong and Canada, respectively, though both are expected to expire largely unutilized. Included in the net operating loss carryforwards for both federal and state income tax is approximately $15.2 million relating to stock compensation deductions, the tax benefit from which, if realized, will be credited to additional paid-in capital.

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

The Company’s tax provision for the first six months of fiscal 2015 and fiscal 2014 represents an increase in our deferred tax liability for indefinite-lived intangibles as well as current state margin tax and foreign income tax.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to Topic 740, “Income Taxes”, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. The liability for unrecognized tax benefits at August 1, 2015 was $3.0 million. This amount is directly associated with a prior year tax position related to exiting the European direct business. The amount of unrecognized tax benefit has been presented as a reduction in the reported amounts of its federal and state net operating loss carryforwards. It is the Company’s policy to record interest and penalties on unrecognized tax benefits as income taxes; however, no penalties or interest have been accrued on this liability because the carryforwards have not yet been utilized.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 2001, with remaining fiscal years subject to income tax examination by federal tax authorities.

6. Discontinued Operations

In the second quarter of fiscal 2014, the Company notified Sears Canada of its intent to exit the business and began the process of an orderly wind-down.  The Company ceased taking new orders and completed the run-off of operations through a final settlement with Sears during the fourth quarter of fiscal 2014.  Accordingly, the results of operations for the second quarter and first six months of fiscal 2014 have been reclassified to reflect the operating results as discontinued operations. The loss for the second quarter and first six months of fiscal 2014, as shown in the table below, includes a charge of approximately $0.8 million related primarily to inventory reserves and sales allowances as a result of the Company’s decision to exit the business.

(in thousands)	For the three months ended August 2, 2014	For the six months ended August 2, 2014

Sales	$(455)	$(347)
Gross profit	(815)	(824)
Selling, general and administrative expenses	141	271
Depreciation and amortization	—	—
Provision (benefit) from income taxes	—	—
Loss from discontinued operations, net of taxes	$(956)	$(1,095)

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big & tall men’s apparel with retail and direct operations in the United States and London, England. We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL®, Casual Male XL Outlets, Rochester Clothing, ShoesXL® and LivingXL®. At August 1, 2015, we operated 153 Destination XL stores, 144 Casual Male XL retail stores, 5 DXL outlet stores, 44 Casual Male XL outlet stores and 8 Rochester Clothing stores. Our direct business includes our DestinationXL.com and bigandtall.com e-commerce sites which support our stores, brands and product extensions.

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

Our customer’s shopping experience continues to evolve across multiple channels and we are continually changing to meet his needs.  Effective fiscal 2014, as part of our omni-channel initiatives, more than 300 of our retail stores now have the capability of fulfilling online orders if merchandise is not available in the warehouse.  As a result, we are seeing more transactions that begin online but are ultimately completed at the store level.  Similarly, if a customer visits a store and the item is out of stock, the associate can order the item through our website.  Because this omni-channel approach to retailing is changing the boundaries of where a sale originates and where a sale is ultimately settled, we no longer report comparable sales separately for our retail and direct businesses.  We anticipate that we will continue to provide specific information on our DXL comparable store sales in the near-term, but as we near completion of our roll-out we expect to transition to one comparable sales figure for the Company.

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

In the fourth quarter of fiscal 2014, we ended our business relationship with Sears Canada and, as a result, the operating results for this business were reclassified to discontinued operations for the second quarter and first six months of fiscal 2014.

RESULTS OF OPERATIONS

The following is a summary of results for the second quarter and first six months of fiscal 2015, including EBITDA from continuing operations and adjusted net loss, which are non-GAAP measures (Certain columns may not foot due to rounding).  Please see “Presentation of Non-GAAP Measures” below.

	For the three months ended		For the six months ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
(in millions, except per share data)
Operating income (loss)	$(0.2)	$(2.6)	$0.1	$(5.5)
Add back: Depreciation and amortization expense	6.9	5.7	13.5	11.1
EBITDA from continuing operations (Non-GAAP basis)	$6.8	$3.1	$13.5	$5.6

Diluted loss per share:
Net loss	$(0.02)	$(0.08)	$(0.03)	$(0.16)
Adjusted net loss (Non-GAAP basis)(1)	$(0.01)	$(0.05)	$(0.02)	$(0.09)
(1)	Assumes a normalized tax rate of 40% for the all periods.

Executive Summary

We are extremely pleased with our performance during the second quarter of fiscal 2015.  EBITDA from continuing operations improved 116%, to $6.8 million, over the prior year second quarter.  We had a net loss of $(1.0) million for the second quarter of fiscal 2015 as compared to a net loss of $(4.0) million for the second quarter of fiscal 2014. This improvement in profitability is principally driven by our top line growth in sales of 9.6%, with our 111 DXL stores contributing a comparable sales increase of 11.9% for the second quarter of fiscal 2015. This 11.9% increase was against an 11.3% comparable sales increase from the second quarter of fiscal 2014.  An increase in DXL store traffic resulted in a 9.2% increase in same-store transactions and a 2.5% increase in dollars per transaction.

Through the end of the second quarter of fiscal 2015, our new customer growth has already exceeded the growth for all of fiscal 2014.  With each year of openings, we are attracting a greater number of new customers to our DXL store format.  Our 2015 store openings through August 1, 2015 have attracted 26% more customers than our stores that we opened during the first six months of fiscal 2014, and those stores attracted 21% more customers than stores opened during the first six months of fiscal 2013.

In the past, we have talked about the importance of attracting the “end-of-rack” customer, which for us is that customer with a waist size smaller than 46”.  This customer visits, on average, 2.4 times a year compared to our larger-waist customer who shops on average 1.7 times a year.  Furthermore, the end-of-rack customer, on average, spends double the amount of our larger-waist customer in an average transaction.  For the first six months of fiscal 2015, our end-of-rack customer represented 42.3% of our sales in bottoms, compared with 39.6% for the first six months of fiscal 2014.

A key metric that we monitor very closely to ensure we are making progress towards our long term sales goals is sales per square foot.  For our DXL stores, sales per square foot, on a rolling 12-month basis, were $172 at the end of the second quarter as compared with $156 per square foot for the rolling 12-month period at the end of the second quarter last year.

This sales growth is further supported by our gross margin, which increased 90 basis points to 47.2% for the second quarter of fiscal 2015 as compared to the prior year second quarter.  Approximately 60 of the 90 basis point improvement is the result of an increase in our merchandise margins, due to fewer promotional markdowns and less clearance inventory.  The reduced level of clearance inventory is the result of our ability to fulfill direct orders through more than 300 of our retail stores.

During the first six months of fiscal 2015, we opened 15 DXL retail stores and closed 13 Casual Male XL retail stores.  In addition, we opened 3 DXL outlets during the first six months of fiscal 2015, while closing 5 Casual Male XL outlets.  We expect that we will open another 15 DXL retail stores and 5 DXL outlets through the remainder of fiscal 2015.  Of the 15 DXL retail stores opened in the first six months of fiscal 2015, 5 were our smaller store format (less than 6,500 square feet).

Market Opportunity Study

In 2014, we launched two new initiatives that we now believe will have a profound impact on our long term outlook.  First, we successfully introduced our smaller DXL concept that allows us to penetrate into markets previously believed to be too small to warrant a DXL store.  Second, we developed a successful DXL outlet format that allows us to deliver the DXL brand and experience to our outlet customers.  Together with increasing brand awareness, the small format DXL store and the DXL outlet store provide us with increased opportunities for continued store growth beyond our projected 230 DXL stores at the end of fiscal 2017.

During the second quarter of fiscal 2015, we completed a market opportunity study of our existing Casual Male XL and DXL store portfolio.  We have identified approximately 400 locations nationwide that could support our DXL concept, up from 250 locations we originally identified.  We believe the DXL concept will succeed in approximately 340 DXL retail stores and approximately 60 DXL outlet stores.  We are currently projecting sufficient free cash flow to fund the expanded roll-out, and anticipate healthy returns on invested capital based on our experience to date.  We now expect to open 30 to 40 DXL stores per year through at least fiscal 2020.

Marketing Campaign

During the second quarter of fiscal 2015, we completed our spring advertising campaign, which included television and radio commercials.  We kicked off our spring campaign during the NFL draft and it ran through June, with increased presence leading into Father’s Day. Our commercial aired on several major networks, including ESPN, CBS and FX, and was strategically placed around such programming as The Late Show, ESPN Monday Night Baseball and the NBA playoffs.

This campaign outperformed our Spring 2014 and Holiday 2014 campaigns with increased traffic to our stores and websites.  As discussed above, our new customer growth through August 1, 2015 has surpassed all of our growth from fiscal 2014 and our marketing efforts continue to attract the end-of-rack customers.  Our Father’s Day promotion and bounce-back campaign also outperformed the prior year’s promotion.

For fiscal 2015, we are expecting to spend approximately 8% less than in fiscal 2014, as we fine-tune our advertising efforts and increase our digital marketing presence.

Fiscal 2015 Outlook

Our earnings guidance for fiscal 2015 remains unchanged with a net loss range of $(0.20)-$(0.23) per diluted share, but we are currently trending toward the higher end of our sales and EBITDA guidance. On an adjusted basis, we are expecting a net loss of $(0.12)-$(0.14) per diluted share. We expect to continue providing a full valuation allowance against our deferred tax assets; therefore, we will not recognize any income tax benefit in fiscal 2015. The adjusted net loss of $(0.12)-$(0.14) per diluted share, assumes a normal tax benefit of approximately 40%.  This adjusted net loss was calculated by taking the 2015 forecasted net loss of $(0.20)-$(0.23) and multiplying each by 40% to calculate an estimated income tax benefit of $0.08-$0.09 per diluted share, resulting in an adjusted non-GAAP net loss of $(0.12)-$(0.14) per diluted share.

Accordingly, our guidance for fiscal 2015 remains unchanged and is as follows:

•	Sales range of $438.0 million to $443.0 million.
•

Gross margin rate is expected to be 45.9%, which is flat as compared to fiscal 2014. This rate is based on merchandise margins improving approximately 30 basis points, offset by occupancy costs increasing 30 basis points from fiscal 2014.

•

SG&A costs are planned to increase to approximately $180.5 million, primarily related to an increase in operating costs associated with a greater number of DXL stores, including pre-opening costs and payroll (both store and support). As a percentage of sales, SG&A expenses are expected to decrease by approximately 110 to 140 basis points.

•	EBITDA from continuing operations is expected to be $21.0-$23.0 million.
•	Depreciation is expected to increase to $28.5 million, as a result of new store growth.
•	Operating margin is expected to be (1.7%)-(1.2%).

•	Interest costs are expected to be approximately $3.8 million.

We expect to spend approximately $36.0-$39.0 million in capital expenditures in fiscal 2015.  These capital expenditures are expected to be partially offset by approximately $6.0-$7.0 million in tenant allowances, primarily related to opening our DXL retail and outlet stores. We expect to fund our capital expenditures primarily from our operating cash flow and our credit facility.  We expect that our total debt at the end of fiscal 2015 will be approximately $72.0-$76.0 million, consisting of $13.8 million outstanding from a term loan, $12.9 million outstanding from equipment financing notes with the balance from our credit facility.  From a liquidity perspective, we expect cash flow from operating activities of $16.5 million to $17.5 million (including tenant allowances), resulting in free cash flow (as defined below under “Presentation of Non-GAAP Measures”) of approximately $(18.5)-$(22.5) million.

Financial Summary

Sales

	Second Quarter	First Six Months
	(in millions)
Sales for the second quarter and first six months of fiscal 2014	$104.2	$200.8
Less 2014 sales for stores that have closed	(9.8)	(18.2)
	$94.4	$182.6

Increase in comparable sales	6.3	11.0
Non-comparable sales, primarily DXL stores open less than 13 months	13.2	24.4
Other, net	0.2	0.6
Sales for the second quarter and first six months of fiscal 2015	$114.1	$218.6

For the second quarter of fiscal 2015, total sales were $114.1 million as compared to $104.2 million for the second quarter of fiscal 2014. The increase of $9.9 million in total sales was primarily due to a 6.7% increase in comparable sales of $6.3 million, an increase in non-comparable store sales of $13.2 million and an increase of $0.2 million of other revenue, partially offset by $9.8 million in lost sales from closed stores.

Comparable sales from our 111 DXL retail stores returned to a double-digit comparable sales increase in the second quarter of fiscal 2015, with an increase of 11.9%, or $4.8 million, against a double-digit comparable increase of 11.3% for the second quarter of fiscal 2014. Sales continued to increase throughout the second quarter, as a result of increased store traffic, higher dollars per transaction and continuing sales growth with our end-of-rack customers. The number of transactions increased 9.2% for the second quarter of fiscal 2015 as compared to the prior year second quarter.

For the first six months of fiscal 2015, total sales were $218.6 million as compared to $200.8 million for the first six months of fiscal 2014.  The increase in sales of $17.8 million was due to a 6.1% increase in comparable sales of $11.0 million, an increase in non-comparable store sales of $24.4 million and an increase of $0.6 million in other revenue, partially offset by $18.2 million in lost sales from closed stores.  Comparable sales for our 111 DXL retail stores increased 10.4%, or $7.9 million for the first six months of fiscal 2015.

For fiscal 2015, we are forecasting sales to be $438.0 million to $443.0 million, with a comparable sales increase of approximately 5.6%.

Gross Profit Margin

For the second quarter of fiscal 2015, our gross margin rate, inclusive of occupancy costs, was 47.2% as compared to a gross margin rate of 46.3% for the second quarter of fiscal 2014. The 90 basis point improvement for the second quarter of fiscal 2015 was due to an improvement in merchandise margins of 60 basis points and occupancy costs, which, as a percentage of sales, improved 30 basis points.  The 60 basis point improvement in merchandise margins was due to fewer markdowns and less clearance merchandise.  On a dollar basis, occupancy costs for the second quarter of fiscal 2015 increased 7.3% over the prior year second quarter, driven primarily by the overall increase in square footage as a result of our DXL store openings.

For the first six months of fiscal 2015, our gross margin rate, inclusive of occupancy costs, was 46.7% as compared to a gross margin rate of 45.9% for the first six months of fiscal 2014. This 80 basis point improvement was due to an improvement in merchandise margins of 30 basis points and occupancy costs, which, as a percentage of sales, improved 50 basis points.  The 30 basis point improvement in merchandise margins was due to fewer markdowns and less clearance merchandise.  The improvement in occupancy costs is partly due to a favorable change in lease exit accruals during the first quarter of fiscal 2015.  On a dollar basis, occupancy costs for the first six months of fiscal 2015 increased 5.1% over the prior year.

For fiscal 2015, we are expecting that our occupancy costs, on a dollar-basis, will increase approximately $5.3-$5.9 million over fiscal 2014.  We anticipate that approximately half of the increased costs will be the result of adding approximately 38 DXL retail and outlet stores to our store count in fiscal 2015 and the remainder of the anticipated increase reflects $2.5 million that we received in fiscal 2014 for exiting a lease prior to the end of the lease term, which resulted in lower occupancy costs in the fourth quarter of last year.  As a percentage of sales, we anticipate occupancy costs will be approximately 30 basis points higher than fiscal 2014. We are expecting that our merchandise margins will improve by approximately 30 basis points. Accordingly, for fiscal 2015, we are expecting that gross margin will be approximately 45.9% of sales and will be flat as compared to fiscal 2014.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A expenses for the second quarter of fiscal 2015 were 41.3% as compared to 43.3% for the second quarter of fiscal 2014. For the first six months of fiscal 2015, SG&A expenses were 40.5% of sales as compared to 43.1% for the first six months of fiscal 2014.  On a dollar basis, SG&A increased $2.0 million for the second quarter and first six months of fiscal 2015 as compared to the second quarter and first six months of fiscal 2014. Increases in store and corporate payroll and supporting expense for the second quarter and first six months of fiscal 2015 were offset by a decrease in marketing costs due to improved advertising rates. Pre-opening payroll, training and other incremental costs to support our DXL store openings were $0.9 million and $2.0 million for the second quarter and first six months of fiscal 2015, respectively, as compared to $0.8 million and $1.7 million for the second quarter and first six months of fiscal 2014.

For fiscal 2015, we are expecting that our SG&A expenses will be approximately $180.5 million as we continue to grow our DXL concept. The approximate $5.7 million increase is primarily related to expected increases in store payroll, payroll-related costs and other costs to support our growing DXL stores, partially offset by an expected decrease of $2.0 million in marketing costs.  Overall, we expect to limit our SG&A growth rates, except where necessary to support our growth activities or where there are unanticipated costs that are necessary to support our overall activities.

Depreciation and Amortization

Depreciation and amortization for the second quarter of fiscal 2015 increased $1.2 million to $6.9 million as compared to $5.7 million for the second quarter of fiscal 2014.  For the first six months of fiscal 2015, depreciation and amortization was $13.5 million as compared to $11.1 million for the first six months of fiscal 2014.  The increase in depreciation and amortization for the second quarter and first six months of fiscal 2015 is due to the continued store growth associated with our rollout of the DXL store concept.

Interest Expense, Net

Net interest expense was $0.7 million for the second quarter of fiscal 2015 as compared to $0.5 million for the second quarter of fiscal 2014. For the first six months of fiscal 2015, net interest expense was $1.5 million as compared to $0.9 million for the first six months of fiscal 2014.  With our continued planned store growth in fiscal 2015, we expect interest costs to increase as we fund a portion of our store growth with borrowings under our credit facility. See “Liquidity and Capital Resources” for more discussion regarding our current credit facility, long-term debt and future liquidity needs.

Income Taxes

At August 1, 2015, we had total deferred tax assets of $78.9 million, total deferred tax liabilities of $18.2 million and a corresponding valuation allowance of $60.8 million. The deferred tax assets include approximately $45.4 million of net operating loss carryforwards and approximately $6.0 million of deferred gain on our sale-leaseback and, to a lesser extent, other book/tax timing differences.

At the end of fiscal 2013, we established a full valuation allowance against our deferred tax assets.  Based on our earnings guidance for fiscal 2015, we believe that a full valuation allowance remains appropriate at this time.

Our tax provision, for the second quarter and first six months of fiscal 2015 and fiscal 2014, represents an increase in our deferred tax liability for indefinite-lived intangibles as well as current state margin tax and foreign income tax.

Net Loss

For the second quarter of fiscal 2015, we had a net loss of $(1.0) million, or $(0.02) per diluted share, compared with a net loss of $(4.0) million, or $(0.08) per diluted share, for the second quarter of fiscal 2014. On a non-GAAP basis, assuming a normalized tax rate for both periods, the net loss for the second quarter of fiscal 2015 was $(0.01) per diluted share as compared to $(0.05) per diluted share for the second quarter of fiscal 2014.

Our net loss for the first six months of fiscal 2015 was $(1.6) million, or $(0.03) per diluted share, compared with a net loss of $(7.6) million, or $(0.16) per diluted share, for the first six months of fiscal 2014.  On a non-GAAP basis, assuming a normalized tax rate, the net loss for the first six months of fiscal 2015 was $(0.02) per diluted share as compared to $(0.09) per diluted share for the first six months of fiscal 2014.

The net loss for the second quarter and first six months of fiscal 2014 includes a loss from discontinued operations of $(1.0) million and $(1.1) million, respectively, related to the discontinuation of our direct business with Sears Canada, which occurred in the fourth quarter of fiscal 2014. Included in the loss from discontinued operations was a charge, recorded in the second quarter of fiscal 2014, of approximately $0.8 million related primarily to inventory reserves and sales allowances as a result of our decision to exit the business.

Inventory

At August 1, 2015, total inventory was $123.6 million compared to $115.2 million at January 31, 2015 and $116.0 million at August 2, 2014. The 6.6% increase of $7.6 million from August 2, 2014 is primarily due to an increase of 7.9% in total square footage, as well as a greater mix of higher cost branded apparel. Clearance merchandise as a percentage of inventory is down 14.3% as compared to August 2, 2014, with clearance merchandise representing 7.2% of our total inventory at the end of the second quarter of fiscal 2015.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility, which was most recently amended in October 2014, with Bank of America, N.A. (“Credit Facility”) and our term loan. Our current cash needs are primarily for working capital (essentially inventory requirements), capital expenditures and growth initiatives. As discussed below, our capital expenditures for fiscal 2015 are expected to be $36.0-$39.0 million, primarily related to the planned opening of approximately 30 new DXL stores and 8 DXL outlet stores and information technology projects. However, we expect to receive approximately $6.0-$7.0 million in tenant allowances to offset these capital expenditures. We expect to fund our store growth in fiscal 2015 primarily through earnings and borrowings from our Credit Facility. We expect that our total debt at the end of fiscal 2015 will be approximately $72.0-$76.0 million.

We currently believe that our existing cash generated by operations together with our Credit Facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements. As discussed below, during the third quarter of fiscal 2014, we entered into a $15.0 million, 5-year term loan facility and also amended our current Credit Facility, increasing our maximum borrowing levels by $25.0 million.  The primary purpose for amending our Credit Facility and entering into this 5-year term loan was to increase our current availability and provide additional borrowing capacity as we continue to complete our DXL store roll-out.

For the first six months of fiscal 2015, free cash flow, which we define as cash flow from operating activities, less capital expenditures and discretionary store asset acquisitions, if any, improved by $11.3 million to $(10.3) million from $(21.6) million for the first six months of fiscal 2014. This improvement in free cash flow was primarily due to the improvement in operating results and lower capital expenditures as compared to fiscal 2014. See “Presentation of Non-GAAP Measure” below regarding non-GAAP free cash flow.

The following is a summary of our total debt outstanding at August 1, 2015 with the associated unamortized debt issuance costs:

(in thousands)	Gross Debt Outstanding	Less Debt Issuance Costs	Net Debt Outstanding
Credit facility	$34,613	$(523)	$34,090
Equipment financing notes	16,154	(115)	16,039
Term loan, due 2019	14,250	(457)	13,793
Total debt	$65,017	$(1,095)	$63,922

Credit Facility

Our Credit Facility provides for a maximum committed borrowing of $125.0 million, which, pursuant to an accordion feature, may be increased to $175.0 million upon our request and the agreement of the lender(s) participating in the increase. The Credit Facility includes a sublimit of $20.0 million for commercial and standby letters of credit and a sublimit of up to $15.0 million for swingline loans. The maturity date of the Credit Facility is October 29, 2019. Our Credit Facility is described in more detail in Note 2 to the Notes to the Consolidated Financial Statements included in this report.

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

We had outstanding borrowings of $34.6 million under the Credit Facility at August 1, 2015. Outstanding standby letters of credit were $2.2 million and outstanding documentary letters of credit were less than $0.1 million. The average monthly borrowing outstanding under the Credit Facility during the first six months ended August 1, 2015 was approximately $37.2 million, resulting in an average unused excess availability of approximately $67.9 million. Unused excess availability at August 1, 2015 was $73.9 million. Our obligations under the Credit Facility are secured by a lien on substantially all of our assets, excluding (i) a first priority lien held by the lenders of the Term Loan Facility on certain of our equipment described below and (ii) intellectual property.

Equipment Financing Loans

We have entered into twelve Equipment Security Notes (the “Notes”), whereby we borrowed an aggregate of $26.4 million. The Notes, which were issued between September 2013 and June 2014, were issued pursuant to a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC, dated July 20, 2007 and most recently amended on September 30, 2013. The Notes are secured by a security interest in all of our rights, title and interest in and to certain equipment. The Notes are for 48 months and accrue interest at fixed rates ranging from 3.07% to 3.50%. Principal and interest, are payable monthly, in arrears. We are subject to a prepayment penalty equal to 1% of the prepaid principal of the Notes until the first anniversary of each Note, 0.5% of the prepaid principal from the first anniversary until the second anniversary and no prepayment penalty thereafter.

Term Loan, Due 2019

We have a $15.0 million senior secured term loan facility with Wells Fargo Bank, National Association as administrative and collateral agent (the “Term Loan Facility”). The Term Loan Facility bears interest at a rate per annum equal to the greater of (a) 1.00% and (b) the one month LIBOR rate, plus 6.50%.  Interest payments are payable on the first business day of each calendar month, and increase by 2% following the occurrence and during the continuance of an “event of default,” as defined in the Term Loan Facility. The Term Loan Facility, which matures on October 29, 2019, provides for quarterly principal payments on the first business day of each calendar quarter, which commenced the first business day of January 2015, in an aggregate principal amount equal to $250,000, subject to adjustment, with the balance payable on the termination date.

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

Capital Expenditures

The following table sets forth the open stores and related square footage at August 1, 2015 and August 2, 2014, respectively:

	August 1, 2015		August 2, 2014
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	153	1,290	113	1,003
DXL Outlets	5	26	—	—
Casual Male XL Retail	144	511	181	643
Casual Male Outlets	44	141	51	164
Rochester Clothing	8	74	9	83
Total Stores	354	2,042	354	1,893

Below is a summary of store openings and closings from January 31, 2015 to August 1, 2015:

Number of Stores:	DXL	DXL Outlets	Casual Male XL Retail	Casual Male XL Outlets	Rochester Clothing	Total Stores
At January 31, 2015	138	2	157	48	8	353
New stores(1)	—	—	—	1	—	1
Replaced stores(2)	15	3	(12)	(3)	—	3
Closed retail stores(3)	—	—	(1)	(2)	—	(3)
At August 1, 2015	153	5	144	44	8	354
(1)	Represents stores opened in new markets.
(2)

Represents the total number of DXL stores opened in existing markets with the corresponding total number of Casual Male XL stores and/or Rochester Clothing stores closed in such markets in connection with those DXL store openings.

(3)	Represents closed stores for which there were no corresponding openings of a DXL store in the same market.

Our capital expenditures for the first six months of fiscal 2015 were $17.0 million as compared to $18.9 million for the first six months of fiscal 2014. The $1.9 million decrease is primarily related to the decrease in average square footage of the new DXL stores opening in fiscal 2015 as compared to the prior year.

For fiscal 2015, our capital expenditures are expected to be approximately $36.0-$39.0 million and we expect to receive approximately $6.0-$7.0 million in tenant allowances to offset these expenditures. The forecast includes approximately $25.7 million, excluding any allowance, related to the opening of 30 DXL stores and 8 DXL outlets and approximately $9.2 million for continued information technology projects, including the addition of in-store pick up, POS purchases and increased credit card security measures, with the remainder for general overhead projects and improving our distribution center’s capacity. In addition, we expect to close approximately 41 existing Casual Male XL retail and outlet stores and 3 Rochester Clothing stores, most of which are in connection with the opening of our new DXL stores in the same geographic market.

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

Adjusted net loss and adjusted net loss per diluted share. The above discussion includes an adjusted net loss for the second quarter and first six months of fiscal 2015 and fiscal 2014 on a non-GAAP basis. For fiscal 2015, we expect to continue to provide a full valuation allowance against our deferred tax assets; therefore, we will not recognize any income tax benefit in fiscal 2015.

For comparison purposes, the following is a reconciliation of net loss to adjusted net loss, assuming a normal tax benefit of 40% for the second quarter and first six months of fiscal 2015 and fiscal 2014:

	For the three months ended				For the six months ended
	August 1, 2015		August 2, 2014		August 1, 2015		August 2, 2014
	$	Per diluted share	$	Per diluted share	$	Per diluted share	$	Per diluted share
(in thousands, except per share data)
Net loss (GAAP basis)	$(979)	$(0.02)	$(4,032)	$(0.08)	$(1,553)	$(0.03)	$(7,568)	$(0.16)

Add back: Actual income tax provision	67		63		128		110
Income tax benefit, assuming normal tax rate of 40%	365		1,588		570		2,983

Adjusted net loss (non-GAAP basis)	$(547)	$(0.01)	$(2,381)	$(0.05)	$(855)	$(0.02)	$(4,475)	$(0.09)

Weighted average number of common shares outstanding on a diluted basis		49,081		48,743		49,050		48,699

Free Cash Flow. The following table reconciles our free cash flow measure (certain columns may not foot due to rounding):

	For the six months ended		Projected
(in millions)	August 1, 2015	August 2, 2014	Fiscal 2015
Cash flow from operating activities (GAAP basis)	$6.7	$(2.7)	$16.5-$17.5	(1)
Less: Capital expenditures	(17.0)	(18.9)	(36.0)-(39.0)
Less: Store acquisitions, if applicable	—	—	—
Free Cash Flow (non-GAAP basis)	$(10.3)	$(21.6)	$(18.5)-$(22.5)

(1)	Projected cash flow from operating activities for fiscal 2015 includes an estimated $6.0-$7.0 million in lease incentives.

EBITDA from continuing operations. The following table is a reconciliation of net loss to EBITDA from continuing operations for the second quarter and first six months of fiscal 2015 and fiscal 2014 (certain columns may not foot due to rounding):

	For the three months ended		For the six months ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
(in millions)
Net loss (GAAP basis)	$(1.0)	$(4.0)	$(1.6)	$(7.6)
Add back:
Provision for income taxes	0.1	0.1	0.1	0.1
Interest expense	0.7	0.5	1.5	0.9
Depreciation and amortization	6.9	5.7	13.5	11.1
EBITDA (non-GAAP basis)	6.8	2.2	13.5	4.5
Loss from discontinued operations	—	(1.0)	—	(1.1)
EBITDA from continuing operations (non-GAAP basis)	$6.8	$3.1	$13.5	$5.6

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires October 29, 2019, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At August 1, 2015, the interest rate on our prime based borrowings was 3.75%. Approximately $30.0 million of our outstanding borrowings were in LIBOR contracts with an interest rate of 1.69%.  We also have $14.3 million outstanding under a term loan, which bear interest at a variable rate based one-month Libor rates plus 6.5%.

Based upon a sensitivity analysis as of August 1, 2015, assuming average outstanding borrowing during the first six months of fiscal 2015 of $37.2 million under our Credit Facility and $14.3 million outstanding under our term loan, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $257,000 on an annualized basis.

Foreign Currency

Our Rochester Clothing store located in London, England conducts business in British pounds. If the value of the British pound against the U.S. dollar weakens, the revenues and earnings of this store will be reduced when they are translated or re-measured to U.S. dollars. Also, the value of any assets to U.S. dollars may decline. As of August 1, 2015, sales from our London Rochester Clothing store were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse effect on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 1, 2015. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 1, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended August 1, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Fourth Amended and Restated Bylaws (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 18, 2015, and incorporated herein by reference).

10.1	Second Amended and Restated Non-Employee Director Compensation Plan

10.2	Employment Agreement with John F. Cooney dated May 17, 2015

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: August 27, 2015	By:	/S/ John F. Cooney
John F. Cooney
Vice President, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)