Form 10-Q
period 2015-10-31
DESTINATION XL GROUP, INC.
filed 2015-11-20
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 2015

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

The number of shares of the registrant’s common stock outstanding as of November 16, 2015 was 50,812,682.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 31, 2015	January 31, 2015
	(Fiscal 2015)	(Fiscal 2014)

ASSETS
Current assets:
Cash and cash equivalents	$5,600	$4,586
Accounts receivable	6,082	3,619
Inventories	133,312	115,220
Prepaid expenses and other current assets	9,485	8,913
Total current assets	154,479	132,338

Property and equipment, net of accumulated depreciation and amortization	126,768	120,328

Other assets:
Intangible assets	2,823	3,308
Other assets	4,050	3,907
Total assets	$288,120	$259,881

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7,332	$7,335
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	30,327	29,979
Accrued expenses and other current liabilities	32,438	31,972
Borrowings under credit facility	55,866	18,817
Total current liabilities	127,428	89,568

Long-term liabilities:
Long-term debt, net of current portion	20,652	26,171
Deferred rent and lease incentives	31,221	28,850
Deferred gain on sale-leaseback, net of current portion	13,555	14,654
Deferred tax liability	170	91
Other long-term liabilities	6,845	8,157
Total long-term liabilities	72,443	77,923

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 61,657,855 and 61,560,544 shares issued at October 31, 2015 and January 31, 2015, respectively	617	616
Additional paid-in capital	301,976	299,892
Treasury stock at cost, 10,877,439 shares at October 31, 2015 and January 31, 2015	(87,977)	(87,977)
Accumulated deficit	(118,928)	(111,903)
Accumulated other comprehensive loss	(7,439)	(8,238)
Total stockholders' equity	88,249	92,390
Total liabilities and stockholders' equity	$288,120	$259,881

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
	(Fiscal 2015)	(Fiscal 2014)	(Fiscal 2015)	(Fiscal 2014)

Sales	$99,625	$93,640	$318,177	$294,461
Cost of goods sold including occupancy costs	54,761	53,068	171,191	161,714
Gross profit	44,864	40,572	146,986	132,747

Expenses:
Selling, general and administrative	42,414	40,053	131,004	126,601
Depreciation and amortization	7,076	6,041	20,526	17,169
Total expenses	49,490	46,094	151,530	143,770

Operating loss	(4,626)	(5,522)	(4,544)	(11,023)

Interest expense, net	(783)	(506)	(2,290)	(1,368)

Loss from continuing operations before provision for income taxes	(5,409)	(6,028)	(6,834)	(12,391)
Provision for income taxes	63	63	191	173

Loss from continuing operations	(5,472)	(6,091)	(7,025)	(12,564)
Loss from discontinued operations, net of taxes	—	(190)	—	(1,285)

Net loss	$(5,472)	$(6,281)	$(7,025)	$(13,849)

Net loss per share - basic and diluted:
Loss from continuing operations	$(0.11)	$(0.12)	$(0.14)	$(0.26)
Loss from discontinued operations	$—	$—	$—	$(0.03)
Net loss per share - basic and diluted	$(0.11)	$(0.13)	$(0.14)	$(0.28)

Weighted-average number of common shares outstanding:
Basic	49,116	48,773	49,072	48,724
Diluted	49,116	48,773	49,072	48,724

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
	(Fiscal 2015)	(Fiscal 2014)	(Fiscal 2015)	(Fiscal 2014)
Net loss	$(5,472)	$(6,281)	$(7,025)	$(13,849)

Other comprehensive income (loss) before taxes:
Foreign currency translation	(32)	(144)	30	(37)
Pension plan	256	147	769	424
Other comprehensive income (loss) before taxes	224	3	799	387
Tax (provision) benefit related to items of other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss), net of tax	224	3	799	387
Comprehensive loss	$(5,248)	$(6,278)	$(6,226)	$(13,462)

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at January 31, 2015	61,561	$616	$299,892	(10,877)	$(87,977)	$(111,903)	$(8,238)	$92,390

Stock compensation expense			1,582					1,582
Exercises under option program	22	—	101					101
Board of Directors compensation	65	1	401					402
Issuance of restricted stock, net of cancellations	10	—	—					—
Accumulated other comprehensive income (loss):
Unrecognized gain associated with pension plan							769	769
Foreign currency							30	30
Net loss						(7,025)		(7,025)
Balance at October 31, 2015	61,658	$617	$301,976	(10,877)	$(87,977)	$(118,928)	$(7,439)	$88,249

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	October 31, 2015	November 1, 2014
	(Fiscal 2015)	(Fiscal 2014)
Cash flows from operating activities:
Net loss	$(7,025)	$(13,849)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of deferred gain on sale-leaseback	(1,099)	(1,099)
Amortization of deferred debt issuance costs	211	124
Depreciation and amortization	20,526	17,169
Deferred taxes, net of valuation allowance	79	65
Stock compensation expense	1,582	2,203
Issuance of common stock to Board of Directors	402	159

Changes in operating assets and liabilities:
Accounts receivable	(2,463)	833
Inventories	(18,092)	(20,847)
Prepaid expenses and other current assets	(572)	(1,529)
Other assets	(143)	(445)
Accounts payable	348	(4,400)
Deferred rent and lease incentives	2,371	5,589
Accrued expenses and other liabilities	(1,176)	651
Net cash used for operating activities	(5,051)	(15,376)

Cash flows from investing activities:
Additions to property and equipment, net	(25,352)	(30,835)
Net cash used for investing activities	(25,352)	(30,835)

Cash flows from financing activities:
Proceeds from the exercise of stock options	101	123
Proceeds from the issuance of long-term debt	—	23,923
Principal payments on long-term debt	(5,624)	(4,640)
Costs associated with debt issuances	(15)	(598)
Net borrowings under credit facility	36,955	28,925
Net cash provided by financing activities	31,417	47,733
Net increase in cash and cash equivalents	1,014	1,522
Cash and cash equivalents:
Beginning of period	4,586	4,544
End of period	$5,600	$6,066

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

Reclassification

As a result of the Company’s adopting ASU 2015-03, for the first nine months of fiscal 2014, the Company has reclassified $124,000 from “Change in Other Assets” to “Amortization of Deferred Debt Issuance Costs” in the Consolidated Statement of Cash Flows.

Intangibles

At October 31, 2015, the “Casual Male” trademark had a carrying value of $1.1 million and is considered a definite-lived asset. The Company is amortizing the remaining carrying value on an accelerated basis, consistent with projected cash flows through fiscal 2018, its estimated remaining useful life.

The Company’s “Rochester” trademark is considered an indefinite-lived intangible asset and has a carrying value of $1.5 million. During the first nine months ended October 31, 2015, no event or circumstance occurred which would cause a reduction in the fair value of the Company’s reporting units, requiring interim testing of the Company’s “Rochester” trademark.

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

The fair value of long-term debt is classified within Level 2 of the valuation hierarchy. At October 31, 2015, the fair value approximates the carrying amount based upon terms available to the Company for borrowings with similar arrangements and remaining maturities.

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

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income and reclassifications from AOCI for the three and nine months ended October 31, 2015 and November 1, 2014, respectively, are as follows:

	October 31, 2015			November 1, 2014
For the three months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of the quarter	$(7,282)	$(381)	$(7,663)	$(4,270)	$94	$(4,176)

Other comprehensive income (loss) before reclassifications, net of taxes	94	(32)	62	82	(144)	(62)

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	162	—	162	65	—	65

Other comprehensive income (loss) for the period	256	(32)	224	147	(144)	3

Balance at end of quarter	$(7,026)	$(413)	$(7,439)	$(4,123)	$(50)	$(4,173)

	October 31, 2015			November 1, 2014
For the nine months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(7,795)	$(443)	$(8,238)	$(4,547)	$(13)	$(4,560)

Other comprehensive income (loss) before reclassifications, net of taxes	284	30	314	246	(37)	209

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	485	—	485	178	—	178

Other comprehensive income (loss) for the period	769	30	799	424	(37)	387

Balance at end of quarter	$(7,026)	$(413)	$(7,439)	$(4,123)	$(50)	$(4,173)

(1)

Includes the amortization of the unrecognized (gain)/loss on pension plans which was charged to “Selling, General and Administrative” Expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $162,000 and $65,000 for the three months ended October 31, 2015 and November 1, 2014, respectively, and $485,000 and $178,000 for the nine months ended October 31, 2015 and November 1, 2014, respectively.  There was no tax benefit for any period.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805),” which simplified the accounting for measurement-period adjustments.  The guidance requires a company to recognize adjustments to provisional amounts that are identified in the measurement period in the reporting period in which the adjustment amounts are determined.  Any effect on earnings or changes in depreciation, amortization, or other income effects, as a result of the change in provisional amounts, will be recorded as if the accounting had been completed at the acquisition date. The portion of the amount that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized will be separately presented on the face of the income statement or disclosed in the notes. The ASU is effective for annual and interim periods beginning after December 31, 2015, and should be applied prospectively to adjustments to provisional amounts, with early adoption permitted.  The Company is currently evaluating the impact the pronouncement will have on the Company’s financial position but does not expect that there will be any material impact of ASU 2015-16 on its Consolidated Financial Statements upon adoption.

No other new accounting pronouncements, issued or effective during the first nine months of fiscal 2015, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

At October 31, 2015, the Company had outstanding borrowings under the Credit Facility of $56.4 million, before unamortized debt issuance costs of $0.5 million. Outstanding standby letters of credit were $2.5 million with no outstanding documentary letters of credit. Unused excess availability at October 31, 2015 was $62.8 million. Average monthly borrowings outstanding under the Credit Facility during the first nine months of fiscal 2015 were $40.7 million, resulting in an average unused excess availability of approximately $67.6 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.  Pursuant to the terms of the Credit Facility, if the Company’s excess availability under the Credit Facility fails to be equal to or greater than the greater of (i) 10% of the Loan Cap (defined in the Credit Facility as the lesser of the revolving credit commitments at such time or the borrowing base at the relevant measurement time) and (ii) $7.5 million, the Company will be required to maintain a minimum consolidated fixed charge coverage ratio of 1.0:1.0 in order to pursue certain transactions, including but not limited to, stock repurchases, payment of dividends and business acquisitions.

Borrowings made pursuant to the Credit Facility will bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% or (c) the annual ICE-LIBOR rate (“LIBOR”) for the respective interest period) plus a varying percentage, based on the Company’s borrowing base, of 0.50%-0.75% for prime-based borrowings and 1.50%-1.75% for LIBOR-based borrowings. The Company is also subject to an unused line fee of 0.25%. At October 31, 2015, the Company’s prime-based interest rate was 3.75%. At October 31, 2015, the Company had approximately $52.0 million of its outstanding borrowings in LIBOR-based contracts with an interest rate of 1.65%. The LIBOR-based contracts expired between November 2, 2015 and November 5, 2015. When a LIBOR-based borrowing expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

The fair value of the amount outstanding under the Credit Facility at October 31, 2015 approximated the carrying value.

Long-Term Debt

Components of long-term debt are as follows:

(in thousands)	October 31, 2015	January 31, 2015
Equipment financing notes	$14,516	$19,390
Term loan, due 2019	14,000	14,750
Less: unamortized debt issuance costs (1)	(532)	(634)
Total long-term debt	27,984	33,506
Less: current portion of long-term debt	7,332	7,335
Long-term debt, net of current portion	$20,652	$26,171
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

Assuming the Company achieves the performance target and 100% of the Projected Benefit Amount vests, excluding estimated forfeitures, the total potential value of all awards over this four-year period, as of October 31, 2015, would be approximately $19.4 million. Approximately half of the compensation expense relates to the time-vested awards, which is being expensed over forty-four months, based on the respective vesting dates. As the performance targets were not deemed probable at October 31, 2015, no expense for the performance-based awards has been recognized through the first nine months ended October 31, 2015.

2016 Long-Term Incentive Wrap-Around Plan

In the fourth quarter of fiscal 2014, the Compensation Committee of the Company’s Board of Directors approved the 2016 Long-Term Incentive Wrap-Around Plan (the “Wrap-Around Plan”).  The Wrap-Around Plan is a supplemental performance-based incentive plan that is only effective if there is no vesting of the performance-based awards under the 2013-2016 LTIP and, as a result, all performance-based awards under that plan are forfeited. Under the Wrap-Around Plan, if the target level performance metrics for fiscal 2016 are met, participants will be eligible to receive a payout equal to 80% of the dollar value of the performance-based compensation they were eligible to receive under the 2013-2016 LTIP.  If the target level performance metrics for fiscal 2016 under the Wrap-Around Plan are exceeded, the greatest payout that participants will be eligible to receive is 100% of the dollar value of the performance-based compensation they were eligible to receive under the 2013-2016 LTIP.  Any award earned will be paid 50% in cash and 50% in shares of restricted stock.

The performance target under the Wrap-Around Plan consists of two metrics, Sales and EBITDA, with threshold (50%), target (80%) and maximum (100%) payout levels.  Each metric is weighted as 50% of the total performance target.  However, in order for there to be any payout under either metric, EBITDA for fiscal 2016 must be equal to or greater than the minimum threshold.

The Wrap-Around Plan also provides for an opportunity to receive additional shares of restricted stock if at least the threshold EBITDA target is achieved and the Company’s closing stock price is $6.75 or higher on the day earnings for fiscal 2016 are publicly released. If the Company’s stock price is $6.75, the payout in restricted shares will be increased by 20% and if the stock price is $7.25 or higher, the payout in restricted shares will be increased by 30%.  The portion of the award payable in cash is not affected by the stock price. In any event, the most that can be achieved is the 100% payout level. All awards granted pursuant to the Wrap-Around Plan will not vest until the last day of the second quarter of fiscal 2017.

Assuming that the Company achieves the performance target at target levels under the Wrap-Around Plan, and further assuming that the Company’s stock price is greater than $7.25, at the time the Company’s earnings are publicly released, the compensation expense associated with this Wrap-Around Plan is estimated to be approximately $8.7 million.  However, because the performance targets under the Wrap-Around Plan were not deemed probable at October 31, 2015, no compensation expense for the performance-based awards has been recognized through the end of the first nine months of fiscal 2015.

2006 Plan—Stock Option and Restricted Share Award Activity

Pursuant to the Company’s 2006 Incentive Compensation Plan, as amended (the “2006 Plan”), the Company has 7,250,000 shares authorized for issuance, of which 4,250,000 shares may be subject to the granting of awards other than stock options and stock appreciation rights.

The following tables summarize the stock option activity and restricted share activity under the 2006 Plan for the first nine months of fiscal 2015:

	Number of shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	2,747,802	$4.97
Options granted	—	—
Options canceled	(60,287)	$5.04
Options exercised (1)	(22,136)	$4.59
Outstanding options at end of quarter	2,665,379	$4.98	7.2 years	$2,376,745
Options exercisable at end of quarter	588,692	$4.74	5.6 years	$719,276

(1)	The intrinsic value of options exercised was immaterial.

	Restricted shares	Deferred shares (1)	Fully-vested shares (2)	Total number of shares	Weighted-average grant-date fair value (3)
Shares
Outstanding non-vested shares at beginning of year	1,685,290	11,238	—	1,696,528	$5.09
Shares granted	10,000	15,790	46,536	72,326	$4.89
Shares vested/issued	(32,223)	—	(46,536)	(78,759)	$5.00
Shares canceled	—	—	—	—	—
Outstanding non-vested shares at end of quarter	1,663,067	27,028	—	1,690,095	$5.08

(1)

During the first nine months of fiscal 2015, the Company granted 15,790 shares of deferred stock, with a fair value of approximately $78,209 to certain directors as compensation in lieu of cash, in accordance with their irrevocable elections. The shares of deferred stock will vest three years from the date of grant or at separation of service, based on the irrevocable election of each director.

(2)

During the first nine months of fiscal 2015, the Company granted 46,536 shares of stock, with a fair value of approximately $230,143 to certain directors as compensation in lieu of cash, in accordance with their irrevocable elections. Beginning in fiscal 2015, directors are required to elect 50% of their quarterly retainer in equity.  All shares paid to directors to satisfy this election are issued from the Company’s 2006 Stock Incentive Plan.  Any shares in excess of the minimum required election will be issued from the Company’s Non-Employee Director Stock Purchase Plan.

(3)	The fair value of a restricted share, deferred share and fully-vested share is equal to the Company’s closing stock price on the date of grant.

1992 Stock Incentive Plan (the “1992 Plan”)—Stock Option Activity

The following table summarizes stock option activity under the 1992 Plan for the first nine months of fiscal 2015:

	Number of shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value (1)
Stock Options
Outstanding options at beginning of year	217,500	$7.01
Options granted
Options expired	(201,500)	$7.00
Options canceled	(1,000)	$7.38
Options exercised	—	—
Outstanding options at end of quarter	15,000	$7.18	0.2 years	—
Options exercisable at end of quarter	15,000	$7.18	0.2 years	—

(1)	The intrinsic value of the options outstanding at October 31, 2015 was immaterial.

Share Availability Under the 2006 Plan

At October 31, 2015, the Company had 1,110,608 shares available for future grant under the 2006 Plan, of which 942,960 remain available under the sublimit for awards other than options and stock appreciation rights. No further grants can be made under the 1992 Plan.

Non-Employee Director Stock Purchase Plan

The Company granted 18,639 shares of common stock, with a fair value of approximately $93,228, to certain of its non-employee directors as compensation in lieu of cash in the first nine months of fiscal 2015.

Valuation Assumptions for Stock Options and Restricted Stock

For the first nine months of fiscal 2015, the Company granted 15,790 shares of deferred stock and 10,000 shares of restricted stock. For the first nine months of fiscal 2014, the Company granted 97,950 shares of restricted stock, 8,345 shares of deferred stock and stock options to purchase 141,684 shares of common stock.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  For the first nine months of fiscal 2015, there were no grants of stock options. The following assumptions were used for grants for the first nine months of fiscal 2014:

November 1, 2014
Expected volatility	46.0%
Risk-free interest rate	0.79%-0.93%
Expected life	3.1 - 3.5 yrs
Dividend rate	—

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

For the first nine months of fiscal 2015 and fiscal 2014, the Company recognized total stock-based compensation expense of $1.6 million and $2.2 million, respectively. The total compensation cost related to time-vested stock options and time-based restricted stock awards not yet recognized as of October 31, 2015 is approximately $1.3 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 12.8 months. At October 31, 2015, the Company had $7.1 million of unrecognized compensation expense, net of estimated forfeitures, related to its performance-based stock options and restricted stock. As discussed above, the Company will begin recognizing compensation if, and when, achievement of the performance targets under the 2013-2016 LTIP or Wrap-Around Plan becomes probable.

4. Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the nine months ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
(in thousands)
Common Stock Outstanding:
Basic weighted average common shares outstanding	49,116	48,773	49,072	48,724
Common stock equivalents – stock options and restricted stock (1)	—	—	—	—
Diluted weighted average common shares outstanding	49,116	48,773	49,072	48,724

(1)

Common Stock equivalents of 700 and 558 shares for the three months ended October 31, 2015 and November 1, 2014, respectively, and 560 and 534 for the first nine months ended October 31, 2015 and November 1, 2014, respectively, were excluded due to the net loss.

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period because the exercise price of such options was greater than the average market price per share of common stock for the respective periods or because of the unearned compensation associated with either the stock options or restricted stock.

	For the three months ended		For the nine months ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
(in thousands, except exercise prices)
Stock Options (time-vested)	183	1,522	1,214	1,480
Restricted Stock (time-vested)	—	—	15	-
Range of exercise prices of such options	$5.27 - $7.52	$4.96 - $7.52	$4.96 - $7.52	$4.96 - $7.52

The above options, which were outstanding at October 31, 2015, expire from January 16, 2016 to November 10, 2024.

Excluded from the Company’s computation of basic and diluted earnings per share for both the third quarter and first nine months of fiscal 2015 were 933,486 shares of unvested performance-based restricted stock and 1,162,047 performance-based stock options. For the third quarter and first nine months of fiscal 2014, 948,190 shares of unvested performance-based restricted stock and 1,175,971 performance-based stock options were excluded from the Company’s computation of basic and diluted earnings per share for both periods. Performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved. In addition, shares of unvested time-based restricted stock of 729,581 and 948,190 were excluded from the computation of basic earnings per share for the third quarter and first nine months of fiscal 2015 and fiscal 2014, respectively, and will be until such shares vest. See Note 3, Stock-Based Compensation, for a discussion of the Company’s 2013-2016 LTIP and the respective performance targets.

Although the shares of performance-based and time-based restricted stock issued in connection with the 2013-2016 LTIP are not considered outstanding or common stock equivalents for earnings per share purposes until certain vesting and performance thresholds are achieved, all 1,663,067 shares of restricted stock outstanding at October 31, 2015 are considered issued and outstanding. Each share of restricted stock has all of the rights of a holder of the Company’s common stock, including, but not limited to, the right to vote and the right to receive dividends, which rights are forfeited if the restricted stock is forfeited.

5. Income Taxes

At October 31, 2015, the Company had total deferred tax assets of approximately $78.2 million, total deferred tax liabilities of $15.6 million and a corresponding valuation allowance of $62.8 million.

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

As of October 31, 2015, the Company had net operating loss carryforwards of $128.7 million for federal income tax purposes and $73.5 million for state income tax purposes that are available to offset future taxable income through fiscal year 2035. Additionally, the Company has alternative minimum tax credit carryforwards of $2.3 million, which are available to further reduce income taxes over an indefinite period. Additionally, the Company has $0.1 million and $2.3 million of net operating loss for tax purposes related to the Company’s operations in Hong Kong and Canada, respectively, though both are expected to expire largely unutilized. Included in the net operating loss carryforwards for both federal and state income tax is approximately $13.0 million relating to stock compensation deductions, the tax benefit from which, if realized, will be credited to additional paid-in capital.

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

The Company’s tax provision for the first nine months of fiscal 2015 and fiscal 2014 represents an increase in our deferred tax liability for indefinite-lived intangibles as well as current state margin tax and foreign income tax.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to Topic 740, “Income Taxes”, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. The liability for unrecognized tax benefits at October 31, 2015 was $3.0 million. This amount is directly associated with a prior year tax position related to exiting the European direct business. The amount of unrecognized tax benefit has been presented as a reduction in the reported amounts of its federal and state net operating loss carryforwards. It is the Company’s policy to record interest and penalties on unrecognized tax benefits as income taxes; however, no penalties or interest have been accrued on this liability because the carryforwards have not yet been utilized.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 2001, with remaining fiscal years subject to income tax examination by federal tax authorities.

6. Discontinued Operations

In the second quarter of fiscal 2014, the Company notified Sears Canada of its intent to exit the business and began the process of an orderly wind-down.  The Company ceased taking new orders and completed the run-off of operations through a final settlement with Sears during the fourth quarter of fiscal 2014.  Accordingly, the results of operations for the third quarter and first nine months of fiscal 2014 have been reclassified to reflect the operating results as discontinued operations. The loss for the first nine months of fiscal 2014, as shown in the table below, includes a charge of approximately $0.8 million related primarily to inventory reserves and sales allowances as a result of the Company’s decision to exit the business.

(in thousands)	For the three months ended November 1, 2014	For the nine months ended November 1, 2014

Sales	$—	$(347)
Gross profit	(58)	(882)
Selling, general and administrative expenses	132	403
Depreciation and amortization	—	—
Provision (benefit) from income taxes	—	—
Loss from discontinued operations, net of taxes	$(190)	$(1,285)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding cash flows, operating and gross profit margins, store counts, costs, capital expenditures, borrowings, sales and earnings expectations for fiscal 2015 and beyond, the expected benefit of marketing initiatives, international sales growth and the anticipated pace and number of store openings in fiscal 2015. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes to those statements included elsewhere in the Quarterly Report on Form 10-Q and our audited consolidated financial statements for the year ended January 31, 2015, included in our Annual Report on Form 10-K, for the year ended January 31, 2015, as filed with the Securities and Exchange Commission on March 25, 2015.

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big & tall men’s apparel with retail and direct operations in the United States and London, England. We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL®, Casual Male XL Outlets, Rochester Clothing, ShoesXL® and LivingXL®. At October 31, 2015, we operated 163 Destination XL stores, 136 Casual Male XL retail stores, 9 DXL outlet stores, 41 Casual Male XL outlet stores and 5 Rochester Clothing stores. Our direct business includes our DestinationXL.com and bigandtall.com e-commerce sites which support our stores, brands and product extensions.

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

In the fourth quarter of fiscal 2014, we ended our business relationship with Sears Canada and, as a result, the operating results for this business were reclassified to discontinued operations for the third quarter and first nine months of fiscal 2014.

RESULTS OF OPERATIONS

The following is a summary of results for the third quarter and first nine months of fiscal 2015, including EBITDA from continuing operations and adjusted net loss, which are non-GAAP measures (Certain columns may not foot due to rounding).  Please see “Presentation of Non-GAAP Measures” below.

	For the three months ended		For the nine months ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
(in millions, except per share data)
Operating loss	$(4.6)	$(5.5)	$(4.5)	$(11.0)
Add back: Depreciation and amortization expense	$7.1	6.0	20.5	17.2
EBITDA from continuing operations (Non-GAAP basis)	$2.5	$0.5	$16.0	$6.1

Diluted loss per share:
Net loss	$(0.11)	$(0.13)	$(0.14)	$(0.28)
Adjusted net loss (Non-GAAP basis)(1)	$(0.07)	$(0.08)	$(0.08)	$(0.17)
(1)	Assumes a normalized tax rate of 40% for the all periods.

Executive Summary

We are very pleased with our financial results for the third quarter of fiscal 2015.  Despite the weak retail environment, which was further affected by the unseasonably warm weather in October, our DXL retail stores performed strongly delivering a 9.2% comparable sales increase against the prior year’s third quarter increase of 12.8%.  Further, our gross margins for the third quarter improved 170 basis points over the prior year.  Approximately 120 of this 170 basis point improvement was the result of an increase in our merchandise margins, driven by a need for fewer promotional markdowns and low levels of clearance inventory. As a result, EBITDA from continuing operations for the third quarter of fiscal 2015 increased to $2.5 million as compared to $0.5 million for the prior year third quarter. Our net loss for the third quarter of fiscal 2015 was $(5.5) million as compared to a net loss of $(6.3) million for the third quarter of fiscal 2014.

This growth and improved performance is attributable to the performance of our DXL concept.  Our customer base for these stores continues to grow and through the third quarter of fiscal 2015 we have surpassed our growth in active customers from fiscal 2014.  During the third quarter of fiscal 2015, the number of transactions increased 5.8% and the average dollars per transaction and units per transaction also increased approximately 3.0%.  In addition, we continue to see an increase in our “end-of-rack” customer.  In the past, we have talked about the importance of attracting the “end-of-rack” customer, which for us is that customer with a waist size smaller than 46”.  This customer visits, on average, 2.4 times a year compared to our larger-waist customer who shops on average 1.7 times a year.  Furthermore, the end-of-rack customer, on average, spends double the amount of our larger-waist customer in an average transaction.  For the first nine months of fiscal 2015, our end-of-rack customer represented 42.5% of our sales in bottoms, compared with 40.0% for the first nine months of fiscal 2014.  A key metric that we monitor very closely to ensure we are making progress towards our long-term sales goals is sales per square foot.  For our DXL stores, sales per square foot, on a rolling 12-month basis, were $174 at the end of the third quarter as compared with $160 per square foot for the rolling 12-month period at the end of the third quarter last year.

During the first nine months of fiscal 2015, we opened 26 DXL retail stores and closed 21 Casual Male XL retail stores.  In addition, we opened 7 DXL outlets during the first nine months of fiscal 2015, while closing 8 Casual Male XL outlets.  We expect that we will open another 3 DXL retail stores through the remainder of fiscal 2015.  Of the 26 DXL retail stores opened in the first nine months of fiscal 2015, 11 were our smaller store format (less than 6,500 square feet).

The retail environment began to soften during the month of October and while we performed well during the third quarter, we are starting to see a slower than expected demand from our seasonal categories as we move into the fourth quarter of fiscal 2015.  As a result, we are narrowing our sales guidance to a range of $438.0 million to $440.0 million with an EBITDA range of $21.0 million to $22.0 million.  Our adjusted net loss for fiscal 2015 remains unchanged at $(0.12) to $(0.14) per diluted share.  See “Fiscal 2015 Outlook” below for a complete discussion of our guidance.

International Growth

We believe that the international big & tall market is currently underserved and, based on the success of our DXL concept and the positive customer response for our Kuwait City franchise store, we see an opportunity for growth internationally.  Our strategy will be centered on a franchise and license model which requires very little capital commitment.  In November 2015, we hired a Senior Vice President of International Business Development to lead this initiative, and we are actively exploring opportunities.  We expect that our first group of international stores could open as early as fiscal 2017.

Market Opportunity Study

In 2014, we launched two new initiatives that we now believe will have a profound impact on our long-term outlook.  First, we successfully introduced our smaller DXL concept that allows us to penetrate into markets previously believed to be too small to warrant a DXL store.  Second, we developed a successful DXL outlet format that allows us to deliver the DXL brand and experience to our outlet customers.  Together with increasing brand awareness, the smaller format DXL store and the DXL outlet store provide us with increased opportunities for continued store growth beyond our previous projections.

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

Marketing Campaign

At the end of the third quarter of fiscal 2015, we launched our fall advertising campaign, which includes television and radio commercials.  We kicked off our fall campaign on the NFL network during Thursday Night Football, and it will run through the end of the first week in December. Our commercial will air on several major networks, including ESPN, CBS, ABC and FOX, and during college football, NFL and NBA games.  Our Spring 2015 campaign was very successful in driving sales and we anticipate similar results from our fall campaign.

For fiscal 2015, we are expecting to spend approximately 8% less than in fiscal 2014, as we fine-tune our advertising efforts and increase our digital marketing presence.

Fiscal 2015 Outlook

Sales in the fourth quarter are dependent on seasonal cold weather categories. Like many retailers, with the unseasonably warm weather, we have seen a slower than expected increase in sales from our cold weather assortments. Accordingly, we are maintaining a cautious approach with our guidance for fiscal 2015 and are narrowing our sales guidance to $438.0 million to $440.0 million. We are also narrowing our EBITDA guidance to $21.0 million to $22.0 million.  At the same time, we are also lowering our expected depreciation and interest costs to be lower than our original guidance.

Our expected net loss range of $(0.20)-$(0.23) per diluted share remains unchanged. On an adjusted basis, we are expecting a net loss of $(0.12)-$(0.14) per diluted share. We expect to continue providing a full valuation allowance against our deferred tax assets; therefore, we will not recognize any income tax benefit in fiscal 2015. The adjusted net loss of $(0.12)-$(0.14) per diluted share, assumes a normal tax benefit of approximately 40%.  This adjusted net loss was calculated by taking the 2015 forecasted net loss of $(0.20)-$(0.23) per diluted share and multiplying each by 40% to calculate an estimated income tax benefit of $0.08-$0.09 per diluted share, resulting in an adjusted non-GAAP net loss of $(0.12)-$(0.14) per diluted share.

Accordingly, our guidance for fiscal 2015 is as follows:

•	Sales range of $438.0 million to $440.0 million (a change from our previous guidance of $438.0 million to $443.0 million).
•

Gross margin rate remains unchanged and is expected to be 45.9%, which is flat as compared to fiscal 2014. This rate is based on merchandise margins improving approximately 30 basis points, offset by occupancy costs increasing 30 basis points from fiscal 2014.

•

SG&A costs remain unchanged and are expected be approximately $180.5 million.  The increase in SG&A costs over the prior year is primarily related to an increase in operating costs associated with a greater number of DXL stores, including pre-opening costs and payroll (both store and support). As a percentage of sales, SG&A expenses are expected to decrease by approximately 100 to 120 basis points (a change from our previous guidance of 110 to 140 basis points).

•	EBITDA from continuing operations is expected to be $21.0 million to $22.0 million (a change from our previous guidance of $21.0 million to$23.0 million).
•	Depreciation is expected to be approximately $28.1 million (a decrease from our previous guidance of $28.5 million).
•	Operating margin remains unchanged at (1.7%)-(1.2%).
•	Interest costs are expected to be approximately $3.4 million (a decrease from our previous guidance of $3.8 million).

We have not adjusted our guidance with respect to capital expenditures, outstanding debt or free cash flow. We expect to spend approximately $36.0-$39.0 million in capital expenditures in fiscal 2015.  These capital expenditures are expected to be partially offset by approximately $6.0-$7.0 million in tenant allowances, primarily related to opening our DXL retail and outlet stores. We expect to fund our capital expenditures primarily from our operating cash flow and our credit facility.  We expect that our total debt at the end of fiscal 2015 will be approximately $72.0-$76.0 million, consisting of $13.8 million outstanding from a term loan, $12.9 million outstanding from equipment financing notes with the balance from our credit facility.  From a liquidity perspective, we expect cash flow from operating activities of $16.5 million to $17.5 million (including tenant allowances), resulting in free cash flow (as defined below under “Presentation of Non-GAAP Measures”) of approximately $(18.5)-$(22.5) million.

Financial Summary

Sales

	Third Quarter	First Nine Months
	(in millions)
Sales for the third quarter and first nine months of fiscal 2014	$93.6	$294.5
Less 2014 sales for stores that have closed	(8.0)	(25.8)
	$85.6	$268.7

Increase in comparable sales	3.6	14.6
Non-comparable sales, primarily DXL stores open less than 13 months	10.3	34.3
Other, net	0.1	0.6
Sales for the third quarter and first nine months of fiscal 2015	$99.6	$318.2

For the third quarter of fiscal 2015, total sales were $99.6 million as compared to $93.6 million for the third quarter of fiscal 2014. The increase of $6.0 million in total sales was primarily due to a 4.3% increase in comparable sales of $3.6 million, an increase in non-comparable store sales of $10.3 million and an increase of $0.1 million of other revenue, partially offset by $8.0 million in lost sales from closed and converted stores.

Comparable sales from our 119 DXL retail stores increased in the third quarter of fiscal 2015 by 9.2%, or $3.5 million, against a double-digit comparable increase of 12.8% for the third quarter of fiscal 2014. Even with the unseasonably warm weather, comparable sales for the third quarter increased as a result of a 5.8% increase in the number of transactions, an approximate 3.0% increase in dollars and units per transaction and continuing sales growth with our end-of-rack customers.

For the first nine months of fiscal 2015, total sales were $318.2 million as compared to $294.5 million for the first nine months of fiscal 2014.  The increase in sales of $23.7 million was due to a 5.6% increase in comparable sales of $14.6 million, an increase in non-comparable store sales of $34.3 million and an increase of $0.6 million in other revenue, partially offset by $25.8 million in lost sales from closed and converted stores.  Comparable sales for our 119 DXL retail stores increased 10.0%, or $11.4 million, for the first nine months of fiscal 2015.

For fiscal 2015, we are narrowing our sales forecast to $438.0 million to $440.0 million (from $438.0 million to $443.0 million), with a comparable sales increase of approximately 4.0% to 4.5% (a decrease from our previous expectation of 5.6%).

Gross Profit Margin

For the third quarter of fiscal 2015, our gross margin rate, inclusive of occupancy costs, was 45.0% as compared to a gross margin rate of 43.3% for the third quarter of fiscal 2014. The 170 basis point improvement for the third quarter of fiscal 2015 was due to an improvement in merchandise margins of 120 basis points and occupancy costs, which, as a percentage of sales, improved 50 basis points.  The 120 basis point improvement in merchandise margins was due to an increase in higher initial margins, as a result of favorable sourcing as well as higher sell-through of full-priced merchandise.  On a dollar basis, occupancy costs for the third quarter of fiscal 2015 increased 3.7% over the prior year third quarter, driven primarily by the overall increase in square footage as a result of our DXL store openings.

For the first nine months of fiscal 2015, our gross margin rate, inclusive of occupancy costs, was 46.2% as compared to a gross margin rate of 45.1% for the first nine months of fiscal 2014. This 110 basis point improvement was due to an improvement in merchandise margins of 60 basis points and occupancy costs, which, as a percentage of sales, improved 50 basis points.  The 60 basis point improvement in merchandise margins was due to a higher sell-through of full-priced merchandise and fewer markdowns.  The improvement in occupancy costs is partly due to a favorable change in lease exit accruals during the first quarter of fiscal 2015.  On a dollar basis, occupancy costs for the first nine months of fiscal 2015 increased 4.6% over the prior year.

For fiscal 2015, we are expecting that our occupancy costs, on a dollar-basis, will increase approximately $5.3-$5.9 million over fiscal 2014.  We anticipate that approximately half of the increased costs will be the result of adding approximately 36 DXL retail and outlet stores to our store count in fiscal 2015 and the remainder of the anticipated increase reflects $2.5 million that we received in fiscal 2014 for exiting a lease prior to the end of the lease term, which resulted in lower occupancy costs in the fourth quarter of last year.  As a percentage of sales, we anticipate occupancy costs will be approximately 30 basis points higher than fiscal 2014. We are expecting that our merchandise margins will improve by approximately 30 basis points. Accordingly, for fiscal 2015, we are expecting that gross margin will be approximately 45.9% of sales and will be flat as compared to fiscal 2014.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A expenses for the third quarter of fiscal 2015 were 42.6% as compared to 42.8% for the third quarter of fiscal 2014. For the first nine months of fiscal 2015, SG&A expenses were 41.2% of sales as compared to 43.0% for the first nine months of fiscal 2014.  On a dollar basis, SG&A increased $2.4 million for the third quarter primarily related to store payroll and supporting expenses.  For the first nine months of fiscal 2015, the increase of $4.4 million was similarly related to increases in store and corporate payroll and supporting expenses associated with the DXL store openings and was partially offset by a decrease in marketing costs due to improved advertising rates. Pre-opening payroll, training and other incremental costs to support our DXL store openings were $1.4 million and $3.3 million for the third quarter and first nine months of fiscal 2015, respectively, as compared to $1.1 million and $2.8 million for the third quarter and first nine months of fiscal 2014.

For fiscal 2015, we are expecting that our SG&A expenses will be approximately $180.5 million as we continue to grow our DXL concept. The approximate $5.7 million increase is primarily related to expected increases in store payroll, payroll-related costs and other costs to support our growing DXL stores, partially offset by an expected decrease of $2.0 million in marketing costs.  Overall, we expect to limit our SG&A growth rates except where necessary to support our growth activities or where there are unanticipated costs that are necessary to support our overall activities.

Depreciation and Amortization

Depreciation and amortization for the third quarter of fiscal 2015 increased $1.1 million to $7.1 million as compared to $6.0 million for the third quarter of fiscal 2014.  For the first nine months of fiscal 2015, depreciation and amortization was $20.5 million as compared to $17.2 million for the first nine months of fiscal 2014.  The increase in depreciation and amortization for the third quarter and first nine months of fiscal 2015 is due to the continued store growth associated with our rollout of the DXL store concept.

Interest Expense, Net

Net interest expense was $0.8 million for the third quarter of fiscal 2015 as compared to $0.5 million for the third quarter of fiscal 2014. For the first nine months of fiscal 2015, net interest expense was $2.3 million as compared to $1.4 million for the first nine months of fiscal 2014.  With our continued planned store growth in fiscal 2015, interest costs are expected to increase from fiscal 2014 as we fund a portion of our store growth with borrowings under our credit facility. See “Liquidity and Capital Resources” for more discussion regarding our current credit facility, long-term debt and future liquidity needs.

Income Taxes

At October 31, 2015, we had total deferred tax assets of $78.2 million, total deferred tax liabilities of $15.6 million and a corresponding valuation allowance of $62.8 million. The deferred tax assets include approximately $45.6 million of net operating loss carryforwards and approximately $5.9 million of deferred gain on our sale-leaseback and, to a lesser extent, other book/tax timing differences.

At the end of fiscal 2013, we established a full valuation allowance against our deferred tax assets.  Based on our earnings guidance for fiscal 2015, we believe that a full valuation allowance remains appropriate at this time.

Our tax provision, for the third quarter and first nine months of fiscal 2015 and fiscal 2014, represents an increase in our deferred tax liability for indefinite-lived intangibles as well as current state margin tax and foreign income tax.

Net Loss

For the third quarter of fiscal 2015, we had a net loss of $(5.5) million, or $(0.11) per diluted share, compared with a net loss of $(6.3) million, or $(0.13) per diluted share, for the third quarter of fiscal 2014. On a non-GAAP basis, assuming a normalized tax rate for both periods, the net loss for the third quarter of fiscal 2015 was ($0.07) per diluted share as compared to ($0.08) per diluted share for the third quarter of fiscal 2014.

Our net loss for the first nine months of fiscal 2015 was $(7.0) million, or $(0.14) per diluted share, compared with a net loss of $(13.8) million, or $(0.28) per diluted share, for the first nine months of fiscal 2014.  On a non-GAAP basis, assuming a normalized tax rate, the net loss for the first nine months of fiscal 2015 was ($0.08) per diluted share as compared to ($0.17) per diluted share for the first nine months of fiscal 2014.

The net loss for the third quarter and first nine months of fiscal 2014 includes a loss from discontinued operations of $(0.2) million and $(1.3) million, respectively, related to the discontinuation of our direct business with Sears Canada, which occurred in the fourth quarter of fiscal 2014. Included in the loss from discontinued operations for the first nine months of fiscal 2014 was a charge, recorded in the second quarter of fiscal 2014, of approximately $0.8 million related primarily to inventory reserves and sales allowances as a result of our decision to exit the business.

Inventory

At October 31, 2015, total inventory was $133.3 million compared to $115.2 million at January 31, 2015 and $126.4 million at November 1, 2014. The 5.5% increase of $6.9 million from November 1, 2014 is due to an increase of 4.3% in total square footage, as well as a greater mix of higher-cost branded apparel. Clearance merchandise represented 9.0% of inventory at the end of the third quarter of fiscal 2015 and fiscal 2014.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility, which was most recently amended in October 2014, with Bank of America, N.A. (“Credit Facility”) and our term loan. Our current cash needs are primarily for working capital (essentially inventory requirements), capital expenditures and growth initiatives. As discussed below, our capital expenditures for fiscal 2015 are expected to be $36.0-$39.0 million, primarily related to the planned opening of approximately 29 new DXL stores and 7 DXL outlet stores and information technology projects. However, we expect to receive approximately $6.0-$7.0 million in tenant allowances to offset these capital expenditures. We expect to fund our store growth in fiscal 2015 primarily through earnings and borrowings from our Credit Facility. We expect that our total debt at the end of fiscal 2015 will be approximately $72.0-$76.0 million.

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

For the first nine months of fiscal 2015, free cash flow, which we define as cash flow from operating activities, less capital expenditures and discretionary store asset acquisitions, if any, improved by $15.8 million to $(30.4) million from $(46.2) million for the first nine months of fiscal 2014. This improvement in free cash flow was primarily due to the improvement in operating results and lower capital expenditures as compared to fiscal 2014. See “Presentation of Non-GAAP Measure” below regarding non-GAAP free cash flow.

The following is a summary of our total debt outstanding at October 31, 2015 with the associated unamortized debt issuance costs:

(in thousands)	Gross Debt Outstanding	Less Debt Issuance Costs	Net Debt Outstanding
Credit facility	$56,359	$(493)	$55,866
Equipment financing notes	14,516	(102)	14,414
Term loan, due 2019	14,000	(430)	13,570
Total debt	$84,875	$(1,025)	$83,850

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

We had outstanding borrowings of $56.4 million under the Credit Facility at October 31, 2015. At October 31, 2015, outstanding standby letters of credit were $2.5 million and there were no outstanding documentary letters of credit. The average monthly borrowing outstanding under the Credit Facility during the first nine months ended October 31, 2015 was approximately $40.7 million, resulting in an average unused excess availability of approximately $67.6 million. Unused excess availability at October 31, 2015 was $62.8 million. Our obligations under the Credit Facility are secured by a lien on substantially all of our assets, excluding (i) a first priority lien held by the lenders of the Term Loan Facility on certain of our equipment described below and (ii) intellectual property.

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

Capital Expenditures

The following table sets forth the open stores and related square footage at October 31, 2015 and November 1, 2014, respectively:

	October 31, 2015		November 1, 2014
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	163	1,349	128	1,106
DXL Outlets	9	45	—	—
Casual Male XL Retail	136	479	175	622
Casual Male Outlets	41	129	49	157
Rochester Clothing	5	51	9	83
Total Stores	354	2,053	361	1,968

Below is a summary of store openings and closings from January 31, 2015 to October 31, 2015:

Number of Stores:	DXL	DXL Outlets	Casual Male XL Retail	Casual Male XL Outlets	Rochester Clothing	Total Stores
At January 31, 2015	138	2	157	48	8	353
New stores(1)	—	—	—	1	—	1
Replaced stores(2)	26	7	(20)	(6)	(2)	5
Closed retail stores(3)	(1)	—	(1)	(2)	(1)	(5)
At October 31, 2015	163	9	136	41	5	354
(1)	Represents stores opened in new markets.
(2)

Represents the total number of DXL stores opened in existing markets with the corresponding total number of Casual Male XL stores and/or Rochester Clothing stores closed in such markets in connection with those DXL store openings.

(3)	Represents closed stores for which there were no corresponding openings of a DXL store in the same market. Includes the closure of our Denver, Colorado DXL store.

Our capital expenditures for the first nine months of fiscal 2015 were $25.4 million as compared to $30.8 million for the first nine months of fiscal 2014. The $5.4 million decrease is primarily related to the decrease in average square footage of the new DXL stores opening in fiscal 2015 as compared to the prior year.

For fiscal 2015, our capital expenditures are expected to be approximately $36.0-$39.0 million and we expect to receive approximately $6.0-$7.0 million in tenant allowances to offset these expenditures. The forecast includes approximately $25.7 million, excluding any allowance, related to the opening of 29 DXL stores and 7 DXL outlets and approximately $9.2 million for continued information technology projects, including the addition of in-store pick up, POS purchases and increased credit card security measures, with the remainder for general overhead projects and improving our distribution center’s capacity. In addition, we expect to close approximately 42 existing Casual Male XL retail and outlet stores and 3 Rochester Clothing stores, most of which are in connection with the opening of our new DXL stores in the same geographic market.

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

Adjusted net loss and adjusted net loss per diluted share. The above discussion includes an adjusted net loss for the third quarter and first nine months of fiscal 2015 and fiscal 2014 on a non-GAAP basis. For fiscal 2015, we expect to continue to provide a full valuation allowance against our deferred tax assets; therefore, we will not recognize any income tax benefit in fiscal 2015.

For comparison purposes, the following is a reconciliation of net loss to adjusted net loss, assuming a normal tax benefit of 40% for the third quarter and first nine months of fiscal 2015 and fiscal 2014:

	For the three months ended				For the nine months ended
	October 31, 2015		November 1, 2014		October 31, 2015		November 1, 2014
	$	Per diluted share	$	Per diluted share	$	Per diluted share	$	Per diluted share
(in thousands, except per share data)
Net loss (GAAP basis)	$(5,472)	$(0.11)	$(6,281)	$(0.13)	$(7,025)	$(0.14)	$(13,849)	$(0.28)

Add back: Actual income tax provision	63		63		191		173
Income tax benefit, assuming normal tax rate of 40%	2,164		2,487		2,734		5,470

Adjusted net loss (non-GAAP basis)	$(3,245)	$(0.07)	$(3,731)	$(0.08)	$(4,100)	$(0.08)	$(8,206)	$(0.17)

Weighted average number of common shares outstanding on a diluted basis		49,116		48,773		49,072		48,724

Free Cash Flow. The following table reconciles our free cash flow measure (certain columns may not foot due to rounding):

	For the nine months ended		Projected
(in millions)	October 31, 2015	November 1, 2014	Fiscal 2015
Cash flow from operating activities (GAAP basis)	$(5.1)	$(15.4)	$16.5-$17.5	(1)
Less: Capital expenditures	(25.4)	(30.8)	(36.0)-(39.0)
Less: Store acquisitions, if applicable	—	—	—
Free Cash Flow (non-GAAP basis)	$(30.4)	$(46.2)	$(18.5)-$(22.5)

(1)	Projected cash flow from operating activities for fiscal 2015 includes an estimated $6.0-$7.0 million in lease incentives.

EBITDA from continuing operations. The following table is a reconciliation of net loss to EBITDA from continuing operations for the third quarter and first nine months of fiscal 2015 and fiscal 2014 (certain columns may not foot due to rounding):

	For the three months ended		For the nine months ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
(in millions)
Net loss (GAAP basis)	$(5.5)	$(6.3)	$(7.0)	$(13.8)
Add back:
Provision for income taxes	0.1	0.1	0.2	0.2
Interest expense	0.8	0.5	2.3	1.4
Depreciation and amortization	7.1	6.0	20.5	17.2
EBITDA (non-GAAP basis)	2.5	0.3	16.0	4.9
Loss from discontinued operations	—	(0.2)	—	(1.3)
EBITDA from continuing operations (non-GAAP basis)	$2.5	$0.5	$16.0	$6.1

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires October 29, 2019, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At October 31, 2015, the interest rate on our prime based borrowings was 3.75%. Approximately $52.0 million of our outstanding borrowings were in LIBOR contracts with an interest rate of 1.65%.  We also have $14.0 million outstanding under a term loan, which bears interest at a variable rate based on one-month LIBOR rates plus 6.5%.

Based upon a sensitivity analysis as of October 31, 2015, assuming average outstanding borrowing during the first nine months of fiscal 2015 of $40.7 million under our Credit Facility and $14.0 million outstanding under our term loan, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $274,000 on an annualized basis.

Foreign Currency

Our Rochester Clothing store located in London, England conducts business in British pounds. If the value of the British pound against the U.S. dollar weakens, the revenues and earnings of this store will be reduced when they are translated or re-measured to U.S. dollars. Also, the value of any assets to U.S. dollars may decline. As of October 31, 2015, sales from our London Rochester Clothing store were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse effect on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2015. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended October 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On September 2, 2015, the Company entered into a new employment agreement with Kenneth M. Ederle, effective April 10, 2015 (the “Employment Agreement”) which replaced Mr. Ederle’s previous employment agreement dated as of January 1, 2013.  The Employment Agreement reflects Mr. Ederle’s current salary and title, which was expanded to include Planning and Allocation as disclosed in the Company’s definitive proxy statement filed on July 2, 2015.  The remaining terms of his Employment Agreement are substantially unchanged from Mr. Ederle’s previous agreement.

Item 6. Exhibits.

10.1	Employment Agreement with Kenneth M. Ederle dated September 2, 2015

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: November 20, 2015	By:	/S/ John F. Cooney
John F. Cooney
Vice President, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)