Form 10-K
period 2016-01-30
DESTINATION XL GROUP, INC.
filed 2016-03-18
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2016 (Fiscal 2015)	Commission File Number 01-34219

DESTINATION XL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

(781) 828-9300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of August 1, 2015, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $116.6 million, based on the last reported sale price on that date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily determinative for other purposes.

The registrant had 50,831,678 shares of Common Stock, $0.01 par value, outstanding as of March 11, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III.

DESTINATION XL GROUP, INC.

Index to Annual Report on Form 10-K

Year Ended January 30, 2016

PART I.

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Annual Report are generally located under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding cash flows, gross profit margins, store counts, capital expenditures, borrowings, sales and earnings expectations for fiscal 2016 and beyond. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause our actual results to differ materially from such forward-looking statements, including, without limitation, risks relating to the execution of our corporate strategy and ability to grow our market share and those risks and uncertainties, set forth under Item 1A, Risk Factors, which begins on page 14 of this Annual Report. Readers are encouraged to review these risks and uncertainties carefully.

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

Item 1. Business

Destination XL Group, Inc., together with our subsidiaries (the “Company”), is the largest specialty retailer of big & tall men’s apparel with retail and direct operations in the United States and London, England. We operate under the trade names of Destination XL®, DXL®, Casual Male XL®, Casual Male XL outlets, DXL outlets, Rochester Clothing, ShoesXL® and LivingXL®. We operate 166 Destination XL stores, 125 Casual Male XL retail stores, 40 Casual Male XL outlet stores, 9 DXL outlet stores and 5 Rochester Clothing stores. Our direct business includes our DestinationXL.com and bigandtall.com e-commerce sites which support our stores, brands and product extensions. Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014 as “fiscal 2015”, “fiscal 2014” and “fiscal 2013,” respectively.

OUR INDUSTRY

We believe that the men’s big & tall apparel market, which includes pants with a waist size of 42” and greater, as well as tops sized 1XL and greater, generates approximately $3.5 billion to $4.0 billion in sales annually and represents approximately 11% of the overall men’s apparel business. Growth in this segment has been driven by rapidly changing market demographics. We estimate that our market share in fiscal 2015 was approximately 12%. We believe that we can increase our market share by catering to the broader target market, attracting customers from various income, age and lifestyle segments and offering the widest selection of sizes and styles that fit well. An opportunity also exists for market share growth from the lower-size range of our market, that is, men in the 38”-46” waist size. These sizes are usually at the high end of the size range for most retailers and, as a result, the selection is usually limited at such retailers.

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

BUSINESS STRATEGY

When we initially made the decision in fiscal 2012 to transition, on an accelerated basis, from our Casual Male XL retail and Rochester Clothing stores to the DXL store format , we envisioned it would take three years and that we could eventually have as many as 250 DXL stores.  By the end of fiscal 2013, we had closed over 100 Casual Male XL and Rochester stores and opened 51 DXL stores.  While our DXL stores performed well, our forecasts, especially with respect to immediate sales contribution, had not adequately taken into account the hurdles we would face trying to convert existing customers of the closed Casual Male XL stores to newly opened DXL stores.  As a result, with sales performance below our expectations, we identified several opportunities to improve our roll-out strategy which included slowing down the conversion, taking advantage of our existing Casual Male XL stores to help transition our customer base, keeping our profitable legacy stores open longer to help fund our roll-out and pursuing a smaller DXL store format for smaller market areas.  By the end of fiscal 2014, we had successfully implemented these strategies and, as a result, our top-line growth exceeded our expectations and we saw a returned growth in our customer base.

Our strong financial results for fiscal 2015 have further validated our transition strategy. Our sales have grown from $386.5 million in fiscal 2013 to $442.2 million in fiscal 2015 and EBITDA, a non-GAAP measure, has improved from $7.8 million in fiscal 2013 to $23.3 million in fiscal 2015. (See Item 7. “Management’s Discussion and Analysis – Non-GAAP Measures” for a reconciliation of GAAP to this non-GAAP measure.)

With 166 DXL stores opening over a five-year period, coupled with our extensive knowledge, history and customer base of our legacy stores, our DXL store model has proven to be fairly consistent.  While our business can be affected by macro-economic conditions that may affect consumer confidence, unlike mall-based retailers, because our customer is primarily a need-based destination shopper, our DXL stores are not dependent on the volatility of mall traffic or the strength of neighboring anchor stores.

As part of our DXL store roll-out, one of the most significant areas of opportunity for us has been in gaining the “end of rack” customer.  This “end of rack” customer, with a waist size of 46 inches or less, shops 41% more often than our customer with a waist size of 48 inches or above and, on an annual basis, spends twice as much.  This new customer has increasingly contributed to our top-line growth.  In the first quarter of fiscal 2013, this customer represented only 39% of our bottoms business as compared to the fourth quarter of fiscal 2015, where he accounted for approximately 46.4% of our bottoms business.   As our brand awareness grows among this group, we believe we can further grow this customer base.

Two of the initiatives that we launched in fiscal 2014 that have also contributed to our sales growth and we believe they will continue to have an impact on our long-term outlook.  The successful introduction of our smaller DXL concept (6,500 square feet or less) has allowed us to penetrate into markets that we previously believed were too small for a DXL store.  We also developed a successful DXL outlet format that has allowed us to deliver the DXL brand and experience to our outlet customers.  Together with increasing brand awareness, the smaller format DXL store and the DXL outlet store provide us with increased opportunities for continued store growth.

In the second quarter of fiscal 2015, we completed a market opportunity study of our existing Casual Male XL and DXL store portfolio.  We have identified approximately 400 locations nationwide that could support our DXL concept, up from 250 locations we originally identified.  Of the 400 locations, we estimate that approximately 340 will be DXL retail stores with the remaining 60 as DXL outlet stores.

Based on this study, we now expect to open 30 to 40 DXL stores per year through at least fiscal 2020.

We are currently projecting sufficient free cash flow to fund the remainder of the DXL roll-out. All new DXL stores are subject to demanding ROIC (“Return on Invested Capital”) hurdles. We anticipate strong returns based on our experience to date that will drive sales and EBITDA while strengthening our liquidity position.

International Growth

In April 2012, we opened our first franchised Destination XL® store in the Middle East at the Symphony Mall in Kuwait City, Kuwait, pursuant to a franchise agreement with The Standard Arabian Business & Enterprises Company (SABECO).

Based on our experience to date, we believe that the international big & tall market is currently underserved and, based on the success of our DXL concept in the U.S. and the positive customer response for our Kuwait City franchised store, we see an opportunity for growth internationally.  Our strategy will be centered on a franchise and license model which requires very little capital commitment.  In November 2015, we hired a Senior Vice President of International Business Development to lead this initiative, and we are actively exploring opportunities.  We expect that our next international franchised store could open as early as fiscal 2017.

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

Another critical part of our business operation is managing the number of sizes offered to our customers and optimizing our in-stock position throughout each season. Our best-selling pant has 57 size combinations as compared to an average retailer who may only have 15 different size combinations.  We maintain a consolidated inventory across all channels which enables us to manage our in-stock position of all sizes effectively, ultimately improving customer service. Moreover, our planning and allocation methodologies, with respect to store assortment planning, help to optimize each location’s market potential without excessive inventory levels.

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

Higher-End Luxury Fashion Apparel -“Best” and “Luxury” Merchandise

Within this higher-end price range, we carry a broad selection of quality apparel from well-known branded manufacturers such as Bogosse®, Brooks Brothers®, Gran Sasso, John Laing®, Remy, Jacks & Jokers®, Psycho Bunny®, Derek Rose, Brioni®, Coppley, Eton®, Hickey Freeman®, Jack Victor®, Lucky, Michael Kors®, Pantherella®, Paul & Shark, Peter Millar, Robert Graham®, Robert Talbot, St. Hillaire, Ted Baker®, Tulliani, True Religion®, Turnbull & Asser® and David Donahue.

Moderate-Priced Apparel -“Better” Merchandise

We offer our customer an extensive selection of quality sportswear and dress clothing at moderate prices carrying such well-known brands such as: Junk Food®, Rainforest, Retro Brand, Cutter & Buck®, Levis®, Adidas® Golf, Columbia, Berne®, Carhartt®, Callaway®, CK Jeans®, CK Sport®,  Jockey®, Lacoste®, Majestic, Polo Ralph Lauren®, Tommy Bahama®, Tommy Hilfiger®, Tallia® and Trafalger®.

In addition, we carry several private-label lines:

●	Twenty Eight Degrees™ is targeted as a contemporary/modern line offering sportswear and loungewear.
●	Society of One is a jeanswear brand catering to the needs of the fashion denim customer.
●	Rochester is a line that targets traditional luxury styles. We also offer a complete selection of sportcoats, dress shirts and neckwear under our Rochester Black Label private label.

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

RETAIL CHANNEL

Destination XL stores (“DXL”)

Our DXL store concept brings all of our brands together in one format. Within this format, we can cater to our very diverse customer group, with merchandise representing all price points, from our luxury brands to value-oriented brands, and all lifestyles, from business to denim.  The size of our current DXL stores, which contain almost triple the product assortments of a Casual Male XL store, currently averages 8,250 square feet, but is expected to average closer to 7,000 to 8,000 square feet as we open future DXL stores.  As discussed above, in fiscal 2014, we began opening smaller (5,000-6,500 square feet) DXL stores and through the end of fiscal 2015, 21 of our 166 stores are the smaller store format.  Because these locations are smaller, they carry a smaller product offering than our other DXL stores but are representative of the “good, better, best” merchandise strategy. The locations of our DXL stores are also an essential aspect of our roll-out. We seek locations where our stores are highly visible, preferably adjacent to regional malls or other high-traffic shopping areas.

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

During fiscal 2015, we opened 29 DXL stores, bringing our store count at January 30, 2016 to 166 DXL stores. For fiscal 2015, the average sales per square foot for our DXL stores increased to $177 as compared to $165 for fiscal 2014 and $150 for fiscal 2013. Once a DXL store matures, which we believe is five years, we expect sales will be approximately $200-220 per square foot. For fiscal 2015, we had 40 DXL stores that had sales greater than $200 per square foot.  For fiscal 2016, we plan to open 28 DXL stores resulting in approximately 194 DXL stores operating at the end of fiscal 2016.

Casual Male XL retail stores

At January 30, 2016, we operated 125 Casual Male XL full-price retail stores, located primarily in strip centers, power centers or stand-alone locations. The majority of the merchandise carried in our Casual Male XL stores is moderate-priced basic or fashion-neutral items, such as jeans, casual slacks, tee-shirts, polo shirts, dress shirts and suit separates. These stores also carry a full complement of our “better” private label collections. The average Casual Male XL retail store is approximately 3,500 square feet and has approximately $183 in sales per square foot annually.

DXL outlet /Casual Male XL outlet stores

At January 30, 2016, we operated 40 Casual Male XL and 9 DXL outlet stores designed to offer a wide range of casual clothing for the big & tall customer at prices that are generally 20-25% lower than our moderate-priced merchandise. Much of the merchandise in our outlet stores is offered with the purchasing interests of the value-oriented customer in mind. In addition to private-label and branded merchandise at our “good” price tier, our outlets also carry clearance product obtained from DXL, Casual Male XL and Rochester Clothing stores, offering the outlet customer the ability to purchase branded product and fashion product for a specially reduced price. As we open our DXL stores, the mix of branded product flowing into the outlets will increase to approximately 30% as we move inventory out of our DXL stores to keep it current while enhancing the branded presence in our outlets.

Through the end of fiscal 2015, we have closed 9 Casual Male XL outlets and replaced them with a DXL outlet store, each with slightly more square footage and better locations.  Of the 9 DXL outlets, 7 were open during fiscal 2015.  The average Casual Male XL outlet store is approximately 3,150 square feet and the average DXL outlet is approximately 5,000 square feet.  The 49 outlets have sales of approximately $197 per square foot annually.

Rochester Clothing stores

At January 30, 2016, we operated 5 Rochester Clothing stores, located in major cities in the United States and one store in London, England. The Rochester Clothing stores have a wide selection of our “best” merchandise which consists primarily of high-end merchandise from well-recognized brands. In addition, the stores also carry a few private-label lines especially designed for our high-end customer. The average Rochester Clothing store is approximately 10,000 square feet and has approximately $308 in sales per square foot annually. Although some of our Rochester Clothing stores will close over the next few fiscal years as we open DXL stores in the same geographical market, we currently expect that 3 of our high-traffic Rochester Clothing stores will remain open.

DIRECT CHANNEL

Our direct business, which consists primarily of our e-commerce business, is a vital part of our growing omni-channel business approach, allowing us to service our customers whether it be in-person at a store, over the telephone, online via a computer, smartphone or tablet. Our direct business bridges that gap for us by encouraging and expecting our store associates to use our website to help fulfill our customers’ clothing needs. If a wider selection of a lifestyle, color or size of an item is not available in our store, then our store associates can order the item for our customer through our direct channel and have it shipped to the store or directly to the customer. Our customers also have the ability to order online and pick-up in store on the same day.  Our customer’s shopping behavior continues to evolve across multiple channels and we are working to meet his needs.

With the ability to showcase all store inventories online, we are seeing an increase in the number of transactions that are initiated online but are ultimately completed in store.  Until fiscal 2014, our direct customer was limited to inventory available in our centralized distribution center but we can now fulfill from the store an item that is out-of-stock in our warehouse.  This capability has not only resulted in incremental sales, but it has also helped us reduce clearance merchandise at the store level and improve long-term margins. As a percentage of total inventories, our clearance merchandise at January 30, 2016 was 8.1% as compared to 8.4% at January 31, 2015 and 10.3% at February 1, 2014.

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

From the Destination XL homepage, customers can search across all of our brands and, similar to our stores, shop merchandise from value-oriented to luxury price points.  In addition, a customer can tailor their search using our “size profile.”  Our Destination XL website also offers a complete line of men’s footwear in extended sizes, offering our customers a full range of footwear in hard-to-find sizes.  Although our DXL stores all have a selection of footwear available, we are able to offer a full assortment of sizes and styles through our website.  The assortment is a reflection of our apparel, with a broad assortment from moderate to luxury and from casual to formal. We currently have a selection of more than 600 styles of shoes, ranging in sizes from 10W to 18M and widths up to 6E. We carry a number of designer brands including Cole Haan®, Allen Edmonds®, Timberland®, Calvin Klein®, Lacoste®, Donald J. Pliner and Bruno Magli®.

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

In recent years, we have seen a significant increase in the number of visitors to our websites from a mobile device. As such, in the summer of fiscal 2013, we launched a mobile optimized website, m.destinationxl.com, creating an improved experience around product browsing, checkout, access to loyalty program information, researching inventory in a local store, and finding a local store location. An improved experience was also created for international visitors. Upon entering our full site, these visitors are identified based on where they reside globally and are now able to shop in their local currency. In addition, checkout is customized based on their location, with local payment methods and a guaranteed cost including shipping and taxes. In early 2016, we will be launching t.destinationxl.com, an optimized site for tablet visitors to provide an improved shopping experience for all our DXL online visitors, regardless of the device they are using.

BigandTall.com

During fiscal 2014, we launched www.bigandtall.com. This website is separate from our Destination XL site, catering to a value-oriented customer and exclusively offering an assortment of promotional and clearance merchandise.

MERCHANDISE PLANNING AND ALLOCATION

Our merchandise planning and allocation area is critical to the effective management of our inventory, store assortments, product sizes and overall gross margin profitability. The merchandise planning and allocation team has an array of planning and replenishment tools available to assist in maintaining an appropriate level of inventory, in-stock positions at the store and direct levels, and pre-season planning for product assortments for each store and the direct channels. Additionally, in-season reporting identifies opportunities and challenges in inventory performance. Over the past several years, we have made investments in implementing best practice tools and processes for our merchandise planning and allocation.

Our core basic merchandise makes up over 40% of our “better” assortment and over 20% of our “best” assortment. Our planning and allocation team estimates quantity and demand several months in advance to optimize gross margin and minimize end-of-season merchandise for all seasonal merchandise. We have implemented an omni-channel approach towards our assortment planning methodology that customizes each store’s assortment to accentuate lifestyle preferences for each store.

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

During each season, we utilize a markdown optimization tool to monitor the selling performance of our fashion assortments and compare against the planned selling curves. When actual selling performance significantly drops below planned selling curves, we make in-season pricing adjustments so that we maintain planned levels of residual fashion product at season’s end.

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

STORE OPERATIONS

We believe that our store associates are the key to creating the highest quality experience for our customer. Over the past six years, we have extensively worked to change the culture in our stores from an operationally-driven organization to a sales-driven, customer-centric organization. Our overall goal is to assist our associates in becoming less task oriented and more focused on serving the customer. We want our associates to help our customer meet his apparel needs through building his wardrobe; not just selling our customer a single item. In order to accomplish this, we have invested in educating our associates. Our associates have been trained to be clothing experts, capable of accommodating our customer’s style and fit needs with ready-to-wear clothing. Our training approach provides product knowledge as well as behavioral training.  A key component to the success of this program is finding the right caliber of store associates. Our multi-unit, field management team receives extensive training on recruiting associates with the correct fit for our stores. Our new DXL store management team hires are enrolled in a training program with time spent in one of our two regional training centers.

Each new store management team member spends time in a DXL store, working with certified training managers to solidify their training before they are released to their “home” store. This allows each new store management team to apply the skills learned during training to successfully managing their respective stores.

We are able to gauge the effectiveness of our training through measuring sales productivity at each level of the field organization, including individual sales associates. We believe these educational programs, together with monitoring sales metrics to help identify opportunities for further training, will improve sales productivity and strengthen our customer’s brand loyalty.

Each DXL, Casual Male XL and Rochester Clothing store is staffed with a store manager, assistant managers and associates. The store manager is responsible for achieving certain sales and operational targets. Our DXL, Casual Male XL and Rochester Clothing stores have an incentive-based commission plan for managers and selling staff to encourage associates to focus on our customer’s wardrobing needs and sales productivity.

Our field organization is overseen by our Chief Sales Officer (Senior Vice President of Store Sales & Operations) and Regional Sales Managers, who provide management development and guidance to individual store managers. Each Regional Sales Manager is responsible for hiring and developing store managers at the stores assigned to that Regional Sales Manager’s market, and for the overall operations and profitability of those stores. Our Outlet division is overseen by two Outlet Regional Managers, who in turn, have four Outlet Area Managers overseeing the outlet stores, dividing the country by central, east, south, and west.

The Senior Vice President of Store Sales & Operations, the Vice President of Store Operations & Training and the two Vice Presidents of Sales coordinate all sales and operations initiatives and activities along with the support of the Director of Field Training, the Director of Training & Operations, and the Vice President of Store Communications.

MARKETING AND ADVERTISING

In 2015, we continued to see strong growth in DXL awareness. We grew our aided awareness (prompted brand recognition) from 33% at the end of fiscal 2014 to 38% at the end of fiscal 2015.  Additionally, “top of mind” awareness also increased in fiscal 2015. This is a measure of the first retailer that comes to mind when our target consumers think of men’s apparel retailers. Our awareness in this category increased from 5% to 9%. We believe that our advertising creative has been a key driver of this awareness increase. Our consumer research studies have shown that the ad that we ran in fiscal 2015, and will continue to run through fiscal 2016, is perceived to be more memorable, impactful, and enjoyable than ads previously aired.

Additionally, in fiscal 2015, we increased our active 12-month customer count by 6%. This was achieved through higher acquisition of new customers attributed to advertising and a higher overall customer retention rate. DXL stores have experienced a significantly higher retention rate of customers than Casual Male. As we open more DXL stores and close more Casual Male XL stores, we expect that our overall retention rate will continue to improve.

In addition to growing the active customer base within DXL, we are also growing the “End of Rack” customer who is defined as a customer with a 38-46 inch waist. This has been and continues to be a key demographic that we increasingly rely upon for our growth.  For the year, the “End of Rack” segment contributed twice as much in revenue per customer as consumers with waist sizes above 46 inches. Also, the “End of Rack” customer visits us 41% more often than the consumer with a waist size 48 inches and above.

Moreover, within this “End of Rack” segment, we have seen growth in awareness and sales penetration. The awareness of this group increased from 9% at the beginning of fiscal 2013, to 31% at the end of fiscal 2014 to 37% in fiscal 2015. For the year, 43.6% of our bottoms sales were associated with this customer segment versus 41.0% the previous year. In the fourth quarter of fiscal 2015, 46.4% of our bottoms sales were associated with this segment.

As we close more of our Casual Male XL stores in fiscal 2016, we will continue our efforts to increase awareness of DXL and convert Casual Male XL customers to our DXL stores. Our focus will continue to be on transitioning our best Casual Male XL customers first, followed by the other very active, high sales contributing tiers of customers. For DXL stores opened between fiscal 2010 and fiscal 2014, we have converted 48% of Casual Male XL’s existing customers to new DXL customers. This figure is up from 39% at the start of fiscal 2015. Additionally, of those customers who convert at the outset, more than 40% of them shop again within 4 months of their first DXL experience.

Our e-commerce business continues to perform well and we seek to continue to drive more customers to our website. In the fourth quarter of fiscal 2015, we saw a 15% increase in traffic to our website. Additionally, we saw that our share of online traffic for big and tall specialty retail increased to over 55% from 47% a year ago. Improvements to our website functionality coupled with increased spending in paid-search, affiliate marketing, and banner advertising had the greatest impact on the positive online performance.

Our marketing spend for fiscal 2016 is expected to be lower than fiscal 2015. We plan to reduce the marketing spend by $2.8 million to $20.8 million, or 4.5% of sales, for fiscal 2016 as compared to $23.6 million, or 5.3% of sales, for fiscal 2015. We anticipate that the marketing spend will remain flat moving forward but the percent of sales will continue to drop over time as we grow our top line. By gaining improved efficiencies in media buying and creative development, we believe this reduction will not have an adverse effect on our sales, awareness, or customer acquisition goals.

GLOBAL SOURCING

We have strong experience in sourcing internationally, particularly in Asia, where we manufacture a significant percentage of our private-label merchandise. We have established relationships with some of the leading and specialized agents and factories. Our sourcing network consists of over 50 factories in 6 countries. Currently, approximately 50% of all our product needs are sourced directly.

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

Since 2003, we have utilized United Parcel Services (“UPS”) for all of our store shipments as well as our domestic customer deliveries. We segregate our shipments into 3 additional hubs (Nashville, TN, Chicago, IL and New Stanton, PA) to take advantage of direct ship incentive programs. By utilizing UPS, we are able to track all deliveries from the warehouse to our individual stores, including the status of in-transit shipments. In addition, we are able to provide our Direct-to-Consumer customers with Authorized Return Service and Web labels, making returns more convenient for them.  We also have the ability, through UPS, to use the United States Postal Service-SurePost.  SurePost normally take 1-2 days longer for delivery but provides cost savings when shipping direct to a customer’s residence.  Our current contract with UPS is through January 5, 2020.

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

In-bound calls for our direct businesses are currently handled at our Canton facility and are primarily fulfilled by our distribution center.  If an order cannot be fulfilled by our distribution center, the order is completed at the store level.

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

The business is supported by a POS business application provided by Aptos, formerly known as Epicor. The POS applications capture daily transaction information by item, color and size. Communication between our corporate headquarters and all of our stores is facilitated on a daily basis through the use of an electronic mail system. The POS system includes a multitude of features including CRM tools that enable us to track customer buying habits and provides us with the ability to target customers with specific offers and promotions. During fiscal 2013, we upgraded our DXL stores to a state-of-the-art POS hardware platform supplied by Hewlett-Packard. In fiscal 2015, we implemented the latest store system solution from Aptos Software in our DXL locations to further support our business.

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

Using Aptos’ QuantiSense, a business intelligence and data warehousing application, we are able to provide our management team with the ability to integrate data from several sources into reports that are useful and easily obtained. With its customized reporting capabilities, we have visibility down to the lowest level: style, SKU and store. Over the past few years, we have developed customized reporting that has been beneficial to our business and we now have store grading applications and size scaling to the store level. In an effort to further improve our inventory management, we have created a standardized set of “best practices” for both our merchandise allocation and planning groups.

Our direct business and retail business maintain a shared inventory system and we operate a single system platform for DXL, Casual Male and Rochester Clothing which delivers improved efficiencies and makes our full product assortment available to all of our business formats.

We work to continually improve our web environment. In fiscal 2013, we introduced a mobile optimized site to capitalize on the growing use of mobile devices to look up store information, review product offerings, and complete purchases. In addition, the current website is fully integrated with global ecommerce company, Borderfree, to accommodate international customers by providing multi-currency pricing, payment processing, and international shipping. Functionality was also implemented to support an online custom shirt program and an in-store application to support both a custom suit and custom shirt program.

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

In addition, we deployed improvements to optimize our assortment planning and assortment execution capabilities. We also implemented a new web site in fiscal 2014, www.bigandtall.com, offering promotional and clearance product to appeal to our more value-oriented customers. Other significant technology upgrades in fiscal 2014 included a new web customer preferred shipping functionality with improved shipping service options and the Oracle Endeca Guided Search module to improve search engine optimization and the customer experience on the web.

During fiscal 2015, we implemented a new in-store customer ordering capability to better service our customers’ needs that are not fully satisfied by in-store inventory. New functionality and infrastructure was implemented to enable our customers to buy online and pickup in store.  Also in fiscal 2015, we implemented more accurate store customer traffic counters in the DXL locations.  In addition we upgraded of our core financial applications to the latest solutions from Infor.

In fiscal 2016, we will complete the development and implement a tablet optimized web site to further capitalize on the continued growth of mobile e-commerce. We also expect to upgrade our merchandise allocations and planning solutions in fiscal 2016.

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

TRADEMARKS/TRADEMARK LICENSE AGREEMENTS

We own several service marks and trademarks relating to our businesses, including, among others, “Destination XL®”, “DXL®”, “Big on Being Better™”, “Casual Male®”, “Casual Male XL®”, “Rochester Big & Tall®”, “Harbor Bay®”, “Oak Hill Established 1972®”, “Oak Hill®”, “Flex-Zone®”, “Comfort Zone®”, “Synrgy™”, “Twenty-Eight Degrees™”, “Society of One™” and “True Nation®”. We also hold a U.S. patent for an extendable collar system, which is marketed as “Neck-Relaxer®” and a U.S. copyright for a no-iron hang tag.

EMPLOYEES

As of January 30, 2016, we employed approximately 2,567 associates. We hire additional temporary employees during the peak fall and Holiday seasons. None of our employees is represented by any collective bargaining agreement.

AVAILABLE INFORMATION

Our corporate website is www.destinationxl.com.   Our investor relations site is http://investor.destinationxl.com. We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we have electronically filed such material with, or furnished such materials to, the Securities and Exchange Commission. The SEC maintains an internet site that contains reports, proxy and information statements, and other information for issuers that file electronically with the SEC at http://www.sec.gov.

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

We are currently implementing our strategic plan to open 245 DXL retail and outlet stores by the end of fiscal 2017 while simultaneously closing a significant number of our Casual Male XL retail stores and Rochester Clothing stores. However, for us to be successful in the future and maintain growth, we must be able to continue increasing our market share within the big & tall industry. Our growth and market share are dependent on our ability to successfully execute the roll-out of our DXL store concept, convert our existing Casual Male and Rochester customers into DXL customers and continue to attract new customers. Our inability to execute successfully the following factors, among others, could prevent us from growing our market share and DXL brand, which could have a material adverse effect on our results of operations, cash flows and financial position:

●	negotiate favorable lease arrangements for new DXL stores;
●	exit existing lease agreements on favorable terms;
●	effectively open and close stores within established cost parameters;
●	coordinate the timing of DXL store openings and Casual Male XL store closings;
●	hire qualified store management and store associates;
●	develop an effective marketing program to build brand and store concept awareness as well as increase store traffic;
●	predict and respond to fashion trends, while offering our customers a broad selection of merchandise in an extended selection of sizes;
●	grow our DXL e-commerce business, benefiting our omni-channel environment;
●	maintain our existing customer base as we transition them to the DXL store format;
●	attract and retain new target customers to our DXL concept;
●	continue to grow and then sustain number of transactions, units-per-transaction and share of wallet; and
●	operate the DXL store concept at appropriate operating margins.

Our business may be adversely affected by the failure to identify suitable store locations and acceptable lease terms.  In addition, some of our new stores may open in locations close enough to our existing stores to negatively impact sales at those locations.

We currently lease all of our store locations. Identifying and securing suitable store locations at acceptable lease terms is critical to our store growth.  We generally have been able to negotiate acceptable lease rates and extensions, as needed.  However, we cannot be certain that desirable locations at acceptable lease rates and preferred lease terms will continue to be available.  If we need to pay higher occupancy costs in the future to secure ideal locations, the increased cost may adversely impact our financial performance and liquidity. In addition, the recent trend toward increased landlord consolidation could negatively affect our ability to obtain and retain locations.

As we open additional locations in existing markets, some new stores may open in locations close enough to our existing stores to impact sales and profitability at the store level, which may also adversely affect our profitability.

Our marketing programs and success in maintaining and building our brand awareness, driving traffic and converting that traffic into an increased loyal customer base are critical to achieving market share growth within the big & tall industry.

Our ability to increase our market share in the big & tall apparel business is largely dependent on building and maintaining favorable brand recognition for our DXL concept and effectively marketing our merchandise to all of our target customers in several diverse market segments so that they will become loyal shoppers who spend a greater portion of their wallet on our product offerings. In order to grow our brand recognition and our market share, we depend on the successful development of our brand through several means including television and radio advertising, advertising events, direct mail marketing, e-commerce and customer prospecting. Our business is directly impacted by the success of these efforts and those of our vendors. Future advertising efforts by us, our vendors or our other licensors, may be costly and may not result in increased market share or revenues.

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

With all of our management information systems centralized in our corporate headquarters, any disruption or destruction of our system infrastructure could materially affect our business. This type of disaster is mitigated by our offsite storage and disaster recovery plans, but we would still incur business interruption that may impact our business for several weeks.

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

If the investment in our omni-channel initiatives is not successful, our systems are unable to support such initiatives, or if our competitors are more successful, our financial results and our market penetration may be adversely affected.

If our long-lived assets become impaired, we may need to record significant non-cash impairment charges.

Periodically, we review our long-lived assets for impairment whenever economic events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Specifically, if an individual store location is unable to generate sufficient future cash flows, we may be required to record a partial or full impairment of that store’s assets.  In addition, significant negative industry or general economic trends, disruptions to our business and unexpected significant changes or planned changes in our use of the assets (such as store relocations or closures) may also result in impairment charges. Any such impairment charges, if significant, could adversely affect our financial position and results of operations.

We may not be successful expanding our business internationally.

Our current growth strategy includes plans to open stores internationally, using a franchise and licensing model.  Customer demand, as well as a lack of familiarity with our brands, may differ internationally, and as a result, we may have difficulty attracting customers and growing brand awareness.  In addition, our ability to conduct business internationally may be adversely impacted by political and economic risks.  Although our investment in this growth initiative requires a minimal capital commitment, our failure to expand internationally may limit our future growth opportunities.

We also have risks related to identifying suitable franchisees. Our franchise arrangements will limit our direct control, such as the ability of these third parties to meet their projections regarding store openings and sales, as well as their compliance with applicable laws and regulations.  As such, we cannot ensure our profitability or success in international markets.   In addition, the failure of these third parties to operate the stores in a manner consistent with our standards may adversely affect our brands and reputation.

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

We may be harmed by security risks we face in connection with our electronic processing and transmission of confidential customer information. During fiscal 2015, approximately 90% of our sales were settled through credit and debit card transactions. Any security breach could expose us to risks of loss, litigation and liability and could adversely affect our operations as well as cause our shoppers to stop shopping with us as a result of their lack of confidence in the security of their personally identifiable information, which could have a negative impact on our sales and profitability. If third parties are able to penetrate our network security or otherwise misappropriate the personal information or credit card information of our customers or if third parties gain unauthorized and improper access to such information, we could be subject to liability. These liabilities could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, claims for other misuses of personal information, including unauthorized marketing purposes, and could ultimately result in litigation. Liability for misappropriation of this information could be significant.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate offices and retail distribution center are located at 555 Turnpike Street in Canton, Massachusetts. The property consists of a 755,992 gross square foot building located on approximately 27.3 acres. We owned the property until January 30, 2006, at which time we entered into a sale-leaseback transaction with Spirit Finance Corporation, a third-party real estate investment trust (“Spirit”), whereby we entered into a twenty-year lease agreement with a wholly-owned subsidiary of Spirit for an initial annual rent payment of $4.6 million, with periodic increases every fifth anniversary of the lease. In fiscal 2006, we realized a gain of approximately $29.3 million on the sale of this property, which was deferred and is being amortized over the initial 20 years of the related lease agreement. Accordingly, our annual current rent expense of $5.2 million is offset by $1.5 million related to the amortization of this deferred gain.

As of January 30, 2016, we operated 166 Destination XL retail stores, 9 Destination XL outlet stores, 125 Casual Male XL retail stores, 40 Casual Male XL outlet stores and 5 Rochester Clothing stores. All of these stores are leased by us directly from owners of several different types of centers, including life-style centers, shopping centers, free standing buildings, outlet centers and downtown locations. The store leases are generally 5 to 10 years in length and contain renewal options extending their terms by between 5 and 10 years. Following this discussion is a listing by state of all store locations open at January 30, 2016.

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

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Capital Expenditures.”

Store count by state at January 30, 2016

United States	DXL stores DXL outlets *	Casual Male XL and Rochester Clothing stores
Alabama	1	2
Arizona	4	1
Arkansas	—	2
California *	16	21
Colorado	3	2
Connecticut	4	2
Delaware *	1	1
District of Columbia	—	1
Florida *	9	12
Georgia	2	6
Idaho	1	—
Illinois	11	8
Indiana	5	4
Iowa	1	3
Kansas	3	—
Kentucky	1	2
Louisiana	3	1
Maine *	1	1
Maryland	4	6
Massachusetts	5	4
Michigan *	9	5
Minnesota	2	2
Mississippi	—	2
Missouri	3	6
Montana	1	—
Nebraska	2	—
Nevada	3	—
New Hampshire *	3	—
New Jersey	5	11
New Mexico	1	—
New York	10	14
North Carolina	3	4
North Dakota	—	1
Ohio	8	3
Oklahoma	2	—
Oregon	2	1
Pennsylvania	7	15
Rhode Island	1	—
South Carolina *	4	—
South Dakota	—	1
Tennessee *	6	1
Texas	15	15
Utah	1	1
Vermont	1	—
Virginia *	5	3
Washington	2	2
West Virginia	—	1
Wisconsin	4	2

International
London, England	—	1

Item 3. Legal Proceedings

From time to time, we are subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the resolution of these matters will not have a material adverse impact on our future results of operations or financial position.

Item 4. Mine Safety Disclosure

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed for trading on the NASDAQ Global Select Market under the symbol “DXLG”.

The following table sets forth, for the periods indicated, the high and low per share sales prices for the common stock, as reported on Nasdaq.

	High	Low
Fiscal Year Ended January 30, 2016
First Quarter	$5.30	$4.28
Second Quarter	5.41	4.32
Third Quarter	6.70	4.23
Fourth Quarter	6.16	4.10

Fiscal Year Ended January 31, 2015
First Quarter	$6.40	$5.04
Second Quarter	5.95	4.91
Third Quarter	5.56	4.29
Fourth Quarter	5.55	4.62

Holders

As of March 14, 2016, based upon data provided by independent shareholder communication services and the transfer agent for our common stock, there were approximately 102 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agent, but does include each such broker or clearing agency as one record holder.

Dividends

We have not paid and do not anticipate paying cash dividends on our common stock. In addition, financial covenants in our loan agreement may restrict dividend payments. For a description of these financial covenants see Note C to the Notes to the Consolidated Financial Statements.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following Performance Graph compares our cumulative stockholder return with a broad market index (Standard & Poor’s 500) and one published industry index (Dow Jones U.S. Apparel Retailers) for each of the most recent five years ended January 31. The cumulative stockholder return for shares of our common stock (“DXLG”) and each of the indices is calculated assuming that $100 was invested on January 31, 2011. We paid no cash dividends during the periods shown. The performance of the indices is shown on a total return (dividends reinvested) basis. The graph lines merely connect January 31 of each year and do not reflect fluctuations between those dates. In addition, we have included a chart of the annual percentage return of our common stock, the S&P 500 and the Dow Jones U.S. Apparel Retailers.

Annual Return Percentage

	Year ended
Company/Index	Jan 12	Jan 13	Jan 14	Jan 15	Jan 16
DXLG	-19.08%	37.31%	16.96%	-5.58%	-15.35%
S&P 500	3.13%	13.81%	18.99%	11.92%	-2.74%
Dow Jones U.S. Apparel Retailers	17.51%	23.42%	12.12%	19.30%	-2.85%

Indexed Returns

	Base Period
	Jan 11	Jan 12	Jan 13	Jan 14	Jan 15	Jan 16
Company/Index
DXLG	$100	$80.92	$111.11	$129.95	$122.71	$103.86
S&P 500	$100	$103.13	$117.38	$139.66	$156.31	$152.02
Dow Jones U.S. Apparel Retailers	$100	$117.51	$145.03	$162.60	$193.97	$188.44

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

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data of our Company as of and for each of the years in the five-year period ended January 30, 2016 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our accompanying Consolidated Financial Statements and Notes thereto.

We derived the selected financial data presented below for the periods or dates indicated from our consolidated financial statements. Our consolidated financial statements as of and for the years ended January 30, 2016, January 31, 2015 and February 1, 2014 were audited by KPMG LLP, an independent registered public accounting firm. Our consolidated financial statements as of and for the years ended February 2, 2013 and January 28, 2012 were audited by Ernst & Young LLP, an independent registered public accounting firm. Our consolidated financial statements as of and for the years ended January 30, 2016, January 31, 2015 and February 1, 2014 are included herein.

For a discussion of certain factors that materially affect the comparability of the selected consolidated financial data or cause the data reflected herein not to be indicative of our future results of operations or financial condition, see Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Years Ended (1)(2)
	January 30, 2016 (Fiscal 2015)	January 31, 2015 (Fiscal 2014)		February 1, 2014 (Fiscal 2013)		February 2, 2013 (Fiscal 2012)	January 28, 2012 (Fiscal 2011)
	(In millions, except per share and operating data)
INCOME STATEMENT DATA:
Sales	$442.2	$414.0		$386.5		$397.6	$392.8
Gross profit, net of occupancy costs	203.8	190.0		176.4		183.7	182.1
Selling, general and administrative expenses	180.6	174.8		169.1		154.4	150.7
Provision for trademark impairment	—	—		—		—	23.1	(6)
Depreciation and amortization	28.4	24.0	(4)	20.8	(4)	15.5	12.5
Operating income (loss)	(5.1)	(8.8)		(13.5)		13.8	(4.2)

Provision (benefit) for income taxes	0.3	0.2		45.7	(5)	5.2	(50.1)	(5)
Income (loss) from continuing operations	$(8.4)	$(11.2)		$(60.3)		$8.0	$45.1
Income (loss) from discontinued operations	—	(1.1)		0.5		(1.9)	(2.4)
Net income (loss)	$(8.4)	$(12.3)		$(59.8)		$6.1	$42.7

Income (loss) from continuing operations per share - diluted	$(0.17)	$(0.23)		$(1.24)		$0.17	$0.94
Net income (loss) per share - diluted	$(0.17)	$(0.25)		$(1.23)		$0.13	$0.89

BALANCE SHEET DATA:
Working capital(7)	$28.1	$42.8		$50.6		$82.5	$87.2
Inventories	125.0	115.2		105.6		104.2	104.2
Property and equipment, net	125.0	120.3		102.9		65.9	45.9
Total assets(7)	274.3	259.9		236.7		245.9	233.7
Long term debt, net of current portion(7)	19.0	26.2		12.0		—	—
Stockholders’ equity	88.4	92.4		105.0		161.2	154.4

Cash flow provided by operating activities	$18.4	$13.8		$24.9		$29.9	$23.4
less: capital expenditures, infrastructure projects	(13.3)	(10.5)		(10.0)		(6.8)	(6.2)
Free cash flow before DXL capital expenditures	$5.1	$3.3		$14.9		$23.1	$17.2
less: capital expenditures for DXL stores	(20.1)	(30.4)		(44.1)		(25.6)	(11.8)
Free cash flow (Non-GAAP measure)(3)	$(15.0)	$(27.1)		$(29.2)		$(2.5)	$5.4

OPERATING DATA:
Comparable sales percentage	4.8%	6.4%		3.0%		1.5%	2.1%
Gross profit margins	46.1%	45.9%		45.6%		46.2%	46.4%
EBITDA from continuing operations (Non-GAAP measure) (3)	$23.3	$15.2		$7.3		$29.3	$8.3
EBITDA margin from continuing operations (Non-GAAP measure) (3)	5.3%	3.7%		1.9%		7.4%	2.1%
Operating margin	(1.2%)	(2.1%)		(3.5%)		3.5%	(1.1%)
Net sales per square foot (8)	$183	$179		$174		$179	$178
Number of stores open at fiscal year end	345	353		359		412	450
(1)

Our fiscal year is a 52 or 53 week period ending on the Saturday closest to January 31. Except for fiscal 2012 which was a 53-week period, all fiscal years were 52 weeks. Certain columns may not foot due to rounding.

(2)

During the fourth quarter of fiscal 2014, we discontinued our direct business with Sears Canada and, during the second quarter of fiscal 2012, we discontinued our European web business. Accordingly, certain prior year amounts in the Income Statement Data were reclassified to discontinued operations to conform to the current year presentation.

(3)

“EBITDA from continuing operations”, “EBITDA margin from continuing operations” and “Free Cash Flow” are non-GAAP measures under SEC regulations. We present these measures as supplemental information to help investors better understand trends in our business results over time. We use EBITDA from continuing operations and free cash flow to evaluate the performance of our business. EBITDA from continuing operations and free cash flow are not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance or liquidity. Moreover, all companies do not calculate non-GAAP financial measures in the same manner and, accordingly, the non-GAAP measures presented in this Annual Report may not be comparable to similar measures used by other companies.   While EBITDA from continuing operations is calculated above as operating income (loss) before depreciation and amortization, we provide a non-GAAP reconciliation of net income (loss) to EBITDA from continuing operations under Item 7. “Management’s Discussion and Analysis,” “Non-GAAP Reconciliations.” EBITDA margin from continuing operations is calculated by taking non-GAAP EBITDA from continuing operations and dividing by Sales.  We calculate free cash flow as cash flow from operating activities less capital expenditures.

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

(6)

During the fourth quarter of fiscal 2011, we recorded a partial non-cash impairment charge of our “Casual Male” trademark of $23.1 million. This impairment was due to our strategic decision to expand our DXL store concept. As we open new DXL stores, we continue to close our existing Casual Male XL stores or potentially convert them to a DXL store, resulting in a reduced projected revenue stream to support the “Casual Male” tradename. At the end of fiscal 2011, the carrying value of the “Casual Male” trademark was $6.1 million. The remaining balance at January 30, 2016 is $0.9 million. The “Rochester” trademark, with a carrying value of $1.5 million, was not impaired and remains an indefinite-lived asset.

(7)

In fiscal 2015, we elected early adoption of ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.”  The guidance simplifies the presentation of debt issuance costs to be presented as a deduction from the corresponding liability.  Accordingly, selected balance sheet data for fiscal 2014 and fiscal 2013 have been adjusted to conform to the current year’s presentation. Total unamortized debt issuance costs of $0.2 million and $0.3 million were not reclassified for fiscal 2012 and fiscal 2011, because there was no outstanding balance under our Credit Facility at February 2, 2013 and January 28, 2012, respectively.

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

Our customer’s shopping experience continues to evolve across multiple channels and we are continually changing to meet his needs.  As part of our omni-channel initiatives, beginning in fiscal 2014 the majority of our retail stores have the capability of fulfilling online orders if merchandise is not available in the warehouse.  As a result, we continue to see more transactions that begin online but are ultimately completed at the store level.  Similarly, if a customer visits a store and the item is out of stock, the associate can order the item through our website.  A customer also has the ability to order online and pick-up in store.  Because this omni-channel approach to retailing is changing the boundaries of where a sale originates and where a sale is ultimately settled, we no longer report comparable sales separately for our retail and direct businesses.  We anticipate that we will continue to provide specific information on our DXL comparable store sales in the near-term, but as we near completion of our roll-out we expect to transition to one comparable sales figure for the Company.

Non-GAAP Measures

We monitor certain non-GAAP financial measures on a regular basis in order to track the progress of our business. These measures include adjusted loss from continuing operations, adjusted loss from continuing operations per diluted share, adjusted net loss, adjusted net loss per diluted share, free cash flow and EBITDA from continuing operations (earnings before interest, taxes, depreciation and amortization and discontinued operations).  We believe these measures provide helpful information with respect to the Company’s operating performance and cash flows.  We believe that the inclusion of these non-GAAP measures is important to assist investors in comparing fiscal 2015 to fiscal 2014 and fiscal 2013, on a comparable basis.  However, these measures may not be comparable to similar measures used by other companies and should not be considered superior to or as a substitute for operating loss, loss from continuing operations, net loss per diluted share or cash flows from operating activities in accordance with GAAP.  See “Non-GAAP Reconciliations” below for the definition of these non-GAAP measures and reconciliations to comparable GAAP measures.

EXECUTIVE OVERVIEW

2015 Financial Summary

We are very pleased with our financial performance for fiscal 2015.  In almost all areas, we met or exceeded our expectations for the year.  For the retail apparel industry, as a whole, the fourth quarter of fiscal 2015 was difficult because of the unseasonably warm weather affecting much of the United States.  However, while our sales at the onset of the fourth quarter were slower than we had anticipated, the last two months of the quarter were very strong with our 137 comparable DXL stores delivering an 8.9% sales increase for the fourth quarter of fiscal 2015.  For the full year, the DXL stores had a comparable sales increase of 9.7%, against the prior year’s comparable sales increase of 13.7%.  Furthermore, our merchandise margin for the full year increased 40 basis points over the prior year, as a result of a strong initial margin, controlled promotional activities and reduced markdowns.

EBITDA for fiscal 2015 was $23.3 million as compared to $15.2 million in fiscal 2014.  Due to the intensive capital requirements associated with our DXL conversion strategy, depreciation costs have increased sharply over the past 3 years.  As a result, EBITDA is a key performance indicator as to how well our strategy is working.

Our improved performance is attributable to our DXL concept, where sales per square foot increased to $177 for fiscal 2015 as compared to $165 for fiscal 2014.  Overall, we are converting our traffic into top-line growth, with the total number of transactions up 6.2% and dollars spent per transaction up 3.3% for fiscal 2015.  A significant contributor to that growth has been our “end-of-rack” customer.  We define “end-of-rack” customer as any customer with a waist size 46 inches or less.  The end-of-rack customer is very important to us as he represents our most significant customer growth opportunity.  The end-of-rack customer shops 41% more often and, on an annual basis, spends two times that of our larger-waist customer.  For fiscal 2015, our end-of-rack customer represented 43.6% of our sales in bottoms, compared with 41.0% for fiscal 2014.

During fiscal 2015, we opened 29 DXL retail stores, of which 14 of the stores were less than 6,500 square feet.  These smaller footprint DXL stores have allowed us the ability to enter markets that otherwise could not support the larger store size, while also helping to reduce our capital costs and improve free cash flow. We also opened 7 DXL outlet stores during fiscal 2015.

From an omni-channel perspective, we continue to see a significant benefit from the implementation of software in fiscal 2014, which made our inventory at the store level visible to our e-commerce customer.  For fiscal 2015, the traffic to our website increased 15% over the prior year and, depending on product availability, increased demand can now be fulfilled at the store level.  Another benefit we saw from our inventory being visible across all channels is that levels of clearance merchandise continued to decrease, representing only 8.1% of our inventory at January 30, 2016 as compared to 8.4% at January 31, 2015.

For fiscal 2015, we reported a net loss of $8.4 million, or $(0.17) per diluted share, as compared to a net loss of $12.3 million, or $(0.25) per diluted share, in fiscal 2014. The comparability of our operating results year-to-year is primarily affected by our income tax provision (benefit), as a result of our valuation allowance established in fiscal 2013 against our deferred tax assets.  Adjusting for a normal tax rate of 40.0% for fiscal 2015 and fiscal 2014, on a non-GAAP basis, the adjusted net loss for fiscal 2015 was $4.9 million, or $(0.10) per diluted share, as compared to an adjusted net loss of $7.7 million, or $(0.16) per diluted share. Included in the adjusted net loss for fiscal 2014 is a loss from discontinued operations of $(0.02) per share. The following table is a summary EBITDA from continuing operations and diluted earnings per share on a GAAP and non-GAAP basis for each fiscal year (Certain amounts in the following table do not foot due to rounding):

(in millions, except for per share data)	Fiscal 2015	Fiscal 2014	Fiscal 2013

Operating loss (GAAP)	$(5.1)	$(8.8)	$(13.5)
Add back: Depreciation and amortization expense	28.4	24.0	20.8
EBITDA from continuing operations	$23.3	$15.2	$7.3

Diluted earnings (loss) per share:
On a GAAP basis:
Net loss from continuing operations	$(0.17)	$(0.23)	$(1.24)
Income (loss) from discontinued operations	$—	$(0.02)	$0.01
Net loss	$(0.17)	$(0.25)	$(1.23)

On a Non-GAAP basis (1):
Adjusted net loss from continuing operations (non-GAAP basis)	$(0.10)	$(0.13)	$(0.14)
Income (loss) from discontinued operations	$—	$(0.02)	$0.01
Adjusted net loss (Non-GAAP basis)	$(0.10)	$(0.16)	$(0.13)
(1)

All fiscal years have been adjusted to affect a normal tax rate of approximately 40.0%.  Fiscal 2013 has also been adjusted to exclude charges for executive severance and asset impairment.  See “Non-GAAP Reconciliations.”

Fiscal 2016 Outlook

We anticipate our store growth for fiscal 2016 will be very similar to fiscal 2015, with plans to open 28 DXL retail stores and 3 DXL outlet stores while closing approximately 26 Casual Male XL retail stores and 3 Casual Male XL outlet stores.  A complete discussion of this business strategy and our long-term projections is also discussed above under “Item 1. Business – Business Strategy.”

For fiscal 2016, our earnings guidance is as follows:

•	Sales are expected to range from $465.0 million to $472.0 million, with a total company comparable sales increase of approximately 4.8% to 5.5%.
•	Gross margin rate of 46.2% to 46.5%, an increase of 10 to 40 basis points from fiscal 2015.
•	EBITDA of $31.0 to $35.0 million, an increase of $7.7-$11.7 million as compared to fiscal 2015.
•	Earnings, on a GAAP basis, of breakeven to a net loss of $(0.09) per diluted share.
•

Net loss, on a non-GAAP basis, of breakeven to $(0.05) per diluted share.  Because we expect to continue providing a full valuation allowance against our deferred tax assets, we will not recognize any income tax benefit in fiscal 2016. This non-GAAP net loss was calculated, assuming a normal tax benefit of approximately 40%, by taking the 2016 forecasted earnings of breakeven to a net loss of $(0.09) and multiplying each by 40% to calculate an estimated income tax provision (benefit) of $0.00-$(0.04) per diluted share, resulting in an adjusted non-GAAP earnings of breakeven to a net loss of $(0.05) per diluted share.

•

Capital expenditures of approximately $30.0 million, which are primarily related to opening our DXL stores, will be partially offset by approximately $7.0-$8.0 million in tenant allowances. We expect to fund our capital expenditures primarily from our operating cash flow.

•

At the end of fiscal 2016, we expect to have total debt of approximately $64.0-$69.0 million, consisting of $12.8 million outstanding from a term loan, $6.6 million outstanding from equipment financing notes with the balance from our credit facility. From a liquidity perspective, we expect cash flow from operating activities of $30.0 million to $35.0 million (including tenant allowances), resulting in positive free cash flow, before DXL capital expenditures, of approximately $20.6 million to $25.6 million. Free cash flow (as defined below under “Presentation of Non-GAAP Measures”) will be approximately breakeven to $5.0 million.

Non-GAAP Reconciliations

Adjusted Loss From Continuing Operations and Adjusted Net Loss Per Diluted Share

The following table is a reconciliation of loss from continuing operations and net loss (both on a GAAP-basis) to adjusted loss from continuing operations and adjusted net loss (both on a non-GAAP basis).  (Certain amounts do not foot due to rounding):

	Fiscal 2015		Fiscal 2014		Fiscal 2013
	$	Per diluted share	$	Per diluted share	$	Per diluted share
(in millions, except per share data)
Loss from continuing operations, on a GAAP basis	$(8.4)	$(0.17)	$(11.2)	$(0.23)	$(60.3)	$(1.24)

Add back:
Executive severance accrual of $2.3 million, less income tax benefit of $0.9 million	—	—	—	—	1.4	0.03
Asset impairment of $1.5 million, less tax benefit of $0.6 million	—	—	—	—	0.9	0.02
Charge to establish full valuation allowance for fiscal 2013 (1)	—	—	—	—	51.3	1.05
Actual income tax provision for fiscal 2015 and 2014	0.3	—	0.2	—	—	—
Income tax benefit, assuming normal tax rate of 40% for fiscal 2015 and fiscal 2014	3.3	0.07	4.4	0.09	—	—
Adjusted loss from continuing operations, non-GAAP basis	$(4.9)	$(0.10)	$(6.6)	$(0.13)	$(6.7)	$(0.14)
Income (loss) from discontinued operations, GAAP basis	—	—	(1.1)	(0.02)	0.5	0.01
Adjusted net loss, non-GAAP basis	$(4.9)	$(0.10)	$(7.7)	$(0.16)	$(6.2)	$(0.13)

Weighted average number of common shares outstanding on a diluted basis		49.1		48.7		48.5
(1)	The income tax benefit for fiscal 2013 results in an effective tax rate of 38.2%, after the add-back for the incremental charge of $51.3 million for the establishment of a full valuation allowance.

Free Cash Flow

We calculate free cash flow as cash flow provided by operating activities less capital expenditures. However, we believe free cash flow before DXL capital expenditures is another important metric because it demonstrates our ability to strengthen liquidity while also contributing to the funding of our DXL store growth.  In 2016, we are projecting that all of our capital expenditures for DXL stores will be funded by free cash flow. Free cash flow excludes the mandatory and discretionary repayment of debt.  The following table provides a reconciliation of free cash flow, with our capital expenditures for our DXL stores separately reported from our other capital projects:

			Projected
(in millions)	Fiscal 2015	Fiscal 2014	Fiscal 2016
Cash flow from operating activities (GAAP) (1)	$18.4	$13.8	$30.0-$35.0
Capital expenditures, infrastructure projects	(13.3)	(10.5)	(9.4)
Free Cash Flow before DXL capital expenditures	$5.1	$3.3	$20.6-$25.6
Capital expenditures for DXL stores	(20.1)	(30.4)	(20.6)
Free Cash Flow (non-GAAP)	$(15.0)	$(27.1)	$0.0-$5.0
(1)

Cash flow from operating activities includes lease incentives received against our capital expenditures. Projected cash flow from operating activities for fiscal 2016 includes an estimated $7.0-$8.0 million in lease incentives.

EBITDA from Continuing Operations

The following table is a reconciliation of net loss on a GAAP basis to EBITDA from continuing operations, on a non-GAAP basis, for each fiscal year. (Certain amounts in the following table do not foot due to rounding):

(in millions)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net loss, on a GAAP basis	$(8.4)	$(12.3)	$(59.8)
Add back:
Provision for income taxes	0.3	0.2	45.7
Interest Expense	3.1	2.1	1.0
Depreciation and amortization	28.4	24.0	20.8
EBITDA	$23.3	$14.1	$7.8
Income (loss) from discontinued operations	—	(1.1)	0.5
EBITDA from continuing operations	$23.3	$15.2	$7.3

RESULTS OF OPERATIONS

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. Fiscal 2015, fiscal 2014 and fiscal 2013 were all 52-week periods.

SALES

	Fiscal year
(in millions)	2015	2014
Sales from prior year	$414.0	$386.5
Less prior year sales for stores that have closed	(34.6)	(55.9)
	$379.4	$330.6

Increase in comparable sales	18.0	20.8
Non-comparable sales, primarily DXL stores open less than 13 months	44.2	62.1
Other, net	0.6	0.5
Sales	$442.2	$414.0

Sales for fiscal 2015 increased 6.8% to $442.2 million as compared to $414.0 million in fiscal 2014.  The increase of $28.2 million in sales was primarily due to a comparable sales increase of 4.8%, or $18.0 million. Increase in our non-comparable sales, primarily from our DXL stores that have been opened less than 13 months, of $44.2 million and other revenue of $0.6 million were partially offset by a reduction of $34.6 million in lost sales from closed and converted stores.

Comparable sales from our 137 DXL retail stores increased 9.7%, or $16.0 million in fiscal 2015, against a 13.7% comparable sales increase in fiscal 2014. The total number of transactions for these comparable stores increased 6.2% and dollars per transactions increased 3.3% over fiscal 2014.  These metrics are a strong indicator that we are successfully converting our traffic into top-line sales.  In addition, we continue to grow our “end of rack” customer base.  For fiscal 2015, those customers, with waist sizes 46” or less, represented 43.6% of our bottoms business as compared to 41.0% in fiscal 2014. Sales per square foot from our DXL stores increased to $177 in fiscal 2015 from $165 in fiscal 2014 and $150 in fiscal 2013.  For fiscal 2015, 40 DXL stores are already producing over $200 per square foot in sales.

As mentioned above, although sales in the beginning of the fourth quarter were softer than expected due to the unseasonably warm weather, our sales for the last two months of the quarter, especially in our DXL stores, were very strong. While our Casual Male XL retail and outlet stores performed well in fiscal 2015, our Rochester Clothing stores were negatively impacted by the lack of international tourism and overall decrease in demand for luxury apparel.

Fiscal 2014 sales increased 7.1% to $414.0 million as compared to $386.5 million for fiscal 2013. The increase was primarily due to a comparable sales increase of 6.4%, or $20.8 million, an increase in our non-comparable sales of $62.1 million and other net revenue of $0.5 million.  These increases were partially offset by $55.9 million in sales from our closed Casual Male XL and Rochester Clothing stores.  The year-over-year comparable sales increase of 6.4% was driven by a comparable sales increase from our 93 comparable DXL stores of 13.7%.  Of significance, the number of customer transactions was up 13.3% over the prior year.

Our decision in fiscal 2014 to keep our Casual Male XL stores open until after a DXL store opens has also had a positive impact to sales in both fiscal 2015 and fiscal 2014.  By remaining open, our Casual Male XL stores have been able to market the new DXL store and direct our customer to shop there.  While the majority of the sales growth has been from our DXL stores, our Casual Male XL stores have also contributed to our comparable sales increase.

GROSS MARGIN

Gross margin rate for fiscal 2015 was 46.1% as compared to 45.9% in fiscal 2014 and 45.6% for fiscal 2013.

Included in the gross margin for fiscal 2014 was a $2.5 million payment we received to exit our San Francisco store prior to the end of its lease term.  This payment favorably benefited the prior year’s gross margin by 60 basis points.  Excluding the impact of that lease termination, occupancy costs for fiscal 2015 improved 40 basis points over the prior year, primarily due to the growing sales base as well as the decrease in the average size of our DXL stores. Merchandise margins for fiscal 2015 increased 40 basis points as a result of strong initial margins, a lower markdown rate and less promotional activities.

The gross margin increase of 30 basis points for fiscal 2014 as compared to fiscal 2013 was driven by a decrease of 130 basis points in occupancy costs partially offset by a decrease in merchandise margins of 100 basis points.  The 130 basis point improvement in occupancy costs, as a percentage of sales, was primarily due to the early San Francisco lease termination payment which represented 60 basis points of this improvement.  Occupancy costs also included DXL transition costs related to preopening rent and landlord terminations of $2.8 million in fiscal 2014 and $4.3 million in fiscal 2013. The decrease in our merchandise margin of 100 basis points was mainly due to higher markdown activity associated with our marketing initiatives and promotional activities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses as a percentage of sales for fiscal 2015, 2014 and 2013 were 40.8%, 42.2% and 43.7%, respectively.

SG&A expenses for fiscal 2015 increased $5.8 million, or 3.3%, to $180.6 million as compared to $174.8 million in fiscal 2014.  The increase in SG&A expenses of $5.8 million is due to increased store payroll and other supporting store costs of approximately $5.9 million, associated with the higher sales base, an increase in incentive accruals of $1.4 million, associated with the Company’s long-term incentive plans, and other corporate and supporting costs of $0.9 million.  These increases were partially offset by a reduction in marketing expenses of $2.4 million.

SG&A expenses for fiscal 2014 increased $5.7 million, or 3.4%, to $174.8 million as compared to SG&A expenses of $169.1 million in fiscal 2013. The increase in SG&A expenses of $5.7 million was principally due to a greater number of DXL stores open in fiscal 2014 as compared to fiscal 2013 and, to a lesser extent, was due to increased store payroll to support the return to standard hours in our Casual Male XL stores.  Also contributing to the increase was an increase in incentive accruals and stock compensation expense partially offset by a decrease in marketing costs as compared to fiscal 2013.

SG&A expenses included approximately $3.8 million, $4.0 million and $5.3 million of DXL transition costs for increased payroll-related costs, such as pre-opening payroll, training and store operations for fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $28.4 million for fiscal 2015 as compared to $24.0 million for fiscal 2014 and $20.8 million for fiscal 2013. The year-over-year increases in depreciation and amortization expense for both fiscal 2015 and fiscal 2014 are primarily related to the opening of 119 DXL stores since the end of fiscal 2012.  Included in depreciation and amortization is the amortization of our “Casual Male” trademark of $0.5 million, $1.0 million and $1.6 million for fiscal 2015, 2014 and 2013, respectively.

INTEREST EXPENSE, NET

Net interest expense for fiscal 2015 was $3.1 million as compared to $2.1 million for fiscal 2014 and $1.0 million for fiscal 2013.  Our interest costs have increased year-over-year primarily due to the increased borrowings under our credit facility incurred to finance our DXL store openings.

We have funded a portion of our store growth with equipment financings of $26.4 million, a $15.0 million term loan and borrowings under our credit facility.  See “Liquidity and Capital Resources” below for more discussion regarding our credit facility, equipment financings and term loan as well as our future liquidity needs.

INCOME TAXES

Pursuant to accounting rules, realization of our deferred tax assets, which relate principally to federal net operating loss carryforwards expiring from 2022 through 2035, is dependent on generating sufficient taxable income in the near term.

At the end of fiscal 2013, we entered a three-year cumulative loss and based on all positive and negative evidence at February 1, 2014, we recorded a charge of $51.3 million to establish a full valuation allowance against our net deferred tax assets.  Based on our results for fiscal 2015 and our earnings guidance for fiscal 2016, we believe that a full valuation allowance remains appropriate at this time.

Our tax provision for fiscal 2015 and fiscal 2014 represents an increase in our deferred tax liability for indefinite-lived intangibles as well as current state margin tax and foreign income tax.

DISCONTINUED OPERATIONS

During fiscal 2014, we exited our direct business with Sears Canada. The loss from discontinued operations for fiscal 2014 included a charge of approximately $0.8 million related primarily to inventory reserves and sales allowances as a result of our decision to exit the business.   See Note J to the Notes to the Consolidated Financial Statements for additional disclosure regarding discontinued operations.

NET LOSS

The net loss for fiscal 2015 was $(8.4) million, or $(0.17) per diluted share, as compared to a net loss of $(12.3) million, or $(0.25) per diluted share, in fiscal 2014 and $(59.8) million, or $(1.23) per diluted share, in fiscal 2013.

(Certain amounts in the following table do not foot due to rounding)

(in millions)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Operating loss	$(5.1)	$(8.8)	$(13.5)
Interest expense, net	(3.1)	(2.1)	(1.0)
Loss from continuing operations, before taxes	$(8.1)	$(10.9)	$(14.6)
Less: Provision for income taxes (1)	0.3	0.2	45.7
Loss from continuing operations	$(8.4)	$(11.2)	$(60.3)
Income (loss) from discontinued operations	$—	$(1.1)	$0.5
Net loss	$(8.4)	$(12.3)	$(59.8)
Adjusted net loss, on a non-GAAP basis (2)	$(4.9)	$(7.7)	$(6.2)

Net loss per diluted share (GAAP basis)	$(0.17)	$(0.25)	$(1.23)
Adjusted net income (loss) per diluted share (non-GAAP basis)(2)	$(0.10)	$(0.16)	$(0.13)
(1)

During the fourth quarter of fiscal 2013, we recorded a charge of $51.3 million to establish a full valuation allowance against our deferred tax assets due to the net loss incurred in fiscal 2013, which resulted in a three-year cumulative loss position. Because of the full valuation allowance against our deferred tax assets, no income tax benefit was recognized in fiscal 2015 or fiscal 2014.  See Note D of Notes to the Consolidated Financial Statements for complete disclosure.

(2)

The net losses, on a non-GAAP basis, for fiscal 2015, 2014 and 2013 have been adjusted to assume a normal income tax benefit, without consideration of the valuation allowance.  Adjusted net loss for fiscal 2013 also excludes the charges for executive severance and asset impairment.   See “Non-GAAP Reconciliations.”

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

(in millions, except percentages)	Fiscal 2015		Fiscal 2014		Fiscal 2013
First quarter	$104.4	23.6%	$96.7	23.3%	$93.4	24.2%
Second quarter	114.2	25.8%	104.2	25.2%	97.4	25.2%
Third quarter	99.6	22.5%	93.6	22.6%	88.0	22.8%
Fourth quarter	124.0	28.1%	119.5	28.9%	107.7	27.8%
	$442.2	100.0%	$414.0	100.0%	$386.5	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility with Bank of America, N.A., which was most recently amended in October 2014 (“Credit Facility”). Our current cash needs are primarily for working capital (essentially inventory requirements), capital expenditures and growth initiatives. As discussed below, our capital expenditures for fiscal 2016 are expected to be approximately $30.0 million, primarily related to the planned opening of approximately 31 new DXL retail and outlet stores and information technology projects. However, we expect to receive approximately $7.0-$8.0 million in tenant allowances to offset these capital expenditures. We expect to fund our store growth in fiscal 2016 primarily through cash flow from operations and borrowings from our Credit Facility. We expect that our total debt at the end of fiscal 2016 will be approximately $64.0-$69.0 million.

For fiscal 2016, we expect to generate free cash flow before DXL capital expenditures (as defined above under “Presentation of Non-GAAP Measures”) of $20.6 million to $25.6 million.  We will reinvest that cash to fund our DXL store growth in fiscal 2016, which we believe provides the best opportunity for return on capital. After DXL capital expenditures, we expect positive free cash flow of breakeven to $5.0 million, and we expect that our total debt at the end of fiscal 2016 will be approximately $64.0-$69.0 million.

The following table sets forth financial data regarding our liquidity position at the end of the past three fiscal years:

(in millions, except ratios)	Fiscal 2015	Fiscal 2014 (1)	Fiscal 2013 (1)
Cash provided by operations	$18.4	$13.8	$24.9
Total debt, net of unamortized debt issuance costs	$68.1	$52.3	$25.1
Unused excess availability under Credit Facility	$66.0	$77.9	$75.5
Working capital	$28.1	$42.8	$50.6
Current ratio	1.2:1	1.5:1	1.7:1
(1)

Beginning in fiscal 2015, unamortized debt issuance costs are reflected as a deduction from the corresponding debt.  Accordingly, unamortized debt issuance costs for fiscal 2014 and fiscal 2013 were reclassified and reflected as a deduction to debt.  See Note A of Notes to the Consolidated Financial Statements.

For fiscal 2015, free cash flow, which we define as cash flow from operating activities, less capital expenditures and discretionary store asset acquisitions, if any, improved by $12.1 million to $(15.0) million from $(27.1) million for fiscal 2014. This improvement in free cash flow was due to an improvement of $4.6 million in cash flow from operations and a $7.5 million decrease in capital expenditures related to an overall decrease in the square footage of new DXL stores.

The following is a summary of our total debt outstanding at January 30, 2016, with the associated unamortized debt issuance costs:

(in thousands)	Gross Debt Outstanding	Less Debt Issuance Costs	Net Debt Outstanding
Credit facility	$42,446	$(462)	$41,984
Equipment financing notes	12,901	(90)	12,811
Term loan, due 2019	13,750	(403)	13,347
Total debt	$69,097	$(955)	$68,142

Credit Facility

Our Credit Facility with Bank of America, N.A. provides for a maximum committed borrowing of $125.0 million, which, pursuant to an accordion feature, may be increased to $175 million upon our request and the agreement of the lender(s) participating in the increase. The Credit Facility includes a sublimit of $20.0 million for commercial and standby letters of credit and a sublimit of up to $15.0 million for swingline loans. The maturity date of the Credit Facility is October 29, 2019. Our Credit Facility is described in more detail in Note C to the Notes to the Consolidated Financial Statements.

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

We had outstanding borrowings of $42.4 million under the Credit Facility at January 30, 2016. Outstanding standby letters of credit were $2.5 million and outstanding documentary letters of credit were $0.7 million. The average monthly borrowing outstanding under the Credit Facility during fiscal 2015 was approximately $42.6 million, resulting in an average unused excess availability of approximately $66.7 million. Unused excess availability at January 30, 2016 was $66.0 million. Our obligations under the Credit Facility are secured by a lien on substantially all of our assets, excluding (i) a first priority lien held by the lenders of the Term Loan Facility described below on certain equipment of the Company and (ii) intellectual property.

Equipment Financing Loans

We have entered into twelve Equipment Security Notes (the “Notes”), whereby we borrowed an aggregate of $26.4 million.  The Notes, which were issued between September 2013 and June 2014, were issued pursuant to a Mater Loan and Security Agreement with Banc of America Leasing & Capital, LLC, dated July 20, 2007 and most recently amended September 30, 2013. The Notes are secured by a security interest in all of our rights, title and interest in and to certain equipment. The Notes are for 48 months and accrue interest at fixed rates ranging from 3.07% to 3.50%. Principal and interest, in arrears, are payable monthly. We are subject to a prepayment penalty equal to 1% of the prepaid principal of the Notes until the first anniversary, 0.5% of the prepaid principal from the first anniversary until the second anniversary and no prepayment penalty thereafter.

Term Loan, Due 2019

We have a $15.0 million senior secured term loan facility with Wells Fargo Bank, National Association as administrative and collateral agent (the “Term Loan Facility”). The Term Loan Facility bears interest at a rate per annum equal to the greater of (a) 1.00% and (b) the one month LIBOR rate, plus 6.50%.  Interest payments are payable on the first business day of each calendar month, and increase by 2% following the occurrence and during the continuance of an “event of default,” as defined in the Term Loan Facility. The Term Loan Facility, which matures October 29, 2019, provides for quarterly principal payments on the first business day of each calendar quarter, which commenced the first business day of January 2015, in an aggregate principal amount equal to $250,000, subject to adjustment, with the balance payable on the termination date.

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

INVENTORY

At January 30, 2016, total inventories increased to $125.0 million from $115.2 million at January 31, 2015. The reasons for the $9.8 million increase in inventory are due to the increase in total store square footage as well as our concerted effort to accelerate year-end merchandise receipts, allowing additional time for spring store fulfillment.  At January 30, 2016, our clearance inventory represented 8.1% of our total inventory, as compared to 8.4% at January 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined by 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at January 30, 2016, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (Certain amounts in the following table do not foot due to rounding):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
Operating Leases (1)	$322.8	$54.8	$86.9	$71.0	$110.1
Long-Term Debt Obligations (2)	30.5	8.6	10.6	11.3	—
Non-merchandise Purchase Obligations (3)	0.5	0.3	0.2	—	—
Merchandise Purchase Obligations (4)	33.0	10.5	22.5	—	—

Total Commitments (5)	$386.9	$74.3	$120.2	$82.3	$110.1
(1)	Includes amounts due on our lease agreement for our corporate headquarters and distribution center and operating leases for all of our current store locations and certain equipment and auto leases.
(2)

Includes principal payments on our outstanding secured notes and the corresponding estimated interest costs.  At January 30, 2016, we had $42.4 million outstanding under our credit facility, which is excluded from the above table.

(3)	Non-merchandise Purchase Obligations includes amounts due pursuant to a procurement arrangement for capital purchases.
(4)

Merchandise Purchase Obligations include amounts for which we are contractually committed to meet certain minimum purchases. These commitments are contingent on the supplier meeting its obligations under the contract. Excluded from Merchandise Purchase Obligations in the table above are our outstanding obligations pursuant to open purchase orders. At January 30, 2016, we had approximately $70.2 million in open purchase orders. We estimate that approximately 95% of these purchase orders may be considered non-cancelable.

(5)

At January 30, 2016, we had an unfunded Pension Obligation of $4.9 million and SERP of $0.7 million, which are not included in the table because of uncertainty over whether or when further contributions will be required.

CAPITAL EXPENDITURES

The following table sets forth the open stores and related square footage at January 30, 3016 and January 31, 2015, respectively:

	At January 30, 2016		At January 31, 2015
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	166	1,369	138	1,179
DXL Outlet	9	45	2	12
Casual Male XL Retail	125	443	157	557
Casual Male XL Outlet	40	126	48	153
Rochester Clothing	5	51	8	74
Total Stores	345	2,034	353	1,975

Below is a summary of store openings and closings from January 31, 2015 to January 30, 2016:

Number of Stores:	DXL Retail	DXL Outlet	Casual Male XL Retail	Casual Male XL Outlet	Rochester Clothing	Total Stores
At January 31, 2015	138	2	157	48	8	353
New stores(1)				1		1
Replaced stores(2)	29	7	(29)	(7)	(2)	(2)
Closed retail stores(3)	(1)		(3)	(2)	(1)	(7)
At January 30, 2016	166	9	125	40	5	345
(1)	Represents stores opened in new markets.
(2)

Represents the total number of DXL stores opened in existing markets with the corresponding total number of Casual Male XL stores and/or Rochester Clothing stores closed in such markets in connection with those DXL store openings. Also includes seven DXL outlet stores that replaced seven Casual Male XL outlets during fiscal 2015.

(3)	Represents closed stores for which there were no corresponding openings of a DXL store in the same market. During the third quarter of fiscal 2015, we closed one DXL store.

Our capital expenditures for fiscal 2015 were $33.4 million, as compared to $40.9 million in fiscal 2014 and $54.1 million in fiscal 2013.  Approximately $20.1 million related to the opening of 29 DXL stores, 7 DXL outlets and some costs for DXL stores that are currently under construction that will open in fiscal 2016. In addition, we spent approximately $8.1 million in management information projects, which included continued enhancements for our e-commerce site, upgrades to our corporate systems and hardware for our DXL stores, with the remainder for general capital projects in our distribution center and corporate offices.

For fiscal 2016, our capital expenditures are expected to be approximately $30.0 million and we expect to receive approximately $7.0-$8.0 million in tenant allowances to offset these expenditures. Our budget includes approximately $20.6 million, excluding any allowance, related to the opening of 28 DXL retail stores and 3 DXL outlet stores, and approximately $5.9 million for continued information technology projects. The remainder of the budget is for general overhead projects and improving our distribution center. In addition, we expect to close approximately 26 Casual Male XL stores and 3 Casual Male XL outlet stores, the majority of which are in connection with the opening of the DXL retail and outlet stores in the same geographic market.

CRITICAL ACCOUNTING POLICIES; USE OF ESTIMATES

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

Stock-Based Compensation

We measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation over the service period for awards expected to vest. The fair value of our stock options is determined using the Black-Scholes valuation model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures. Actual results, and future changes in estimates, may differ substantially from these current estimates. For performance-based awards, no compensation expense is recognized until the performance targets are deemed probable. At January 30, 2016, we have not recognized any expense on our outstanding performance-based awards under the Company’s 2013-2016 LTIP because the performance targets are not deemed probable. For fiscal 2015, 2014 and 2013, we recognized total compensation expense of $2.2 million, $3.0 million and $1.9 million, respectively.

Long-Term Incentive Plan

Our 2016 Long-Term Incentive Wrap-Around Plan is a dollar-denominated performance-based incentive plan that is only effective if there is no vesting of the performance-based awards under the 2013-2016 LTIP, discussed above under Stock-Based Compensation.   Any award earned under this plan will be paid 50% in cash and 50% in shares of restricted stock.  The plan also provides for an opportunity to receive additional shares of restricted stock if the performance targets are achieved and the Company’s closing stock is $6.75 or higher on the day earnings for fiscal 2016 are publicly released.   Our Company’s performance against the performance targets are reviewed on a quarterly basis throughout the applicable performance period to assess whether an accrual is needed.  In the fourth quarter of fiscal 2015, we accrued approximately $1.4 million for our probable level of payout, on a pro-rata basis, of the performance targets under this plan.  On a quarterly basis, we will update the accrual as needed, based on the updated probability of achieving the performance targets.  No awards will be granted, however, until such performance targets are achieved and the Company’s Compensation Committee of the Board of Directors reviews and approves such grants.  See Note F to the Consolidated Financial Statements for a complete discussion of our 2016 Long-Term Incentive Wrap-Around Plan.

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

For fiscal 2014 and fiscal 2013, we recorded impairment charges of $0.3 million and $1.5 million, respectively, to write-down property and equipment.  The impairments related to stores with carrying values which exceeded fair value.  There was no material impairment charge for long-lived assets in fiscal 2015.

Intangibles

In accordance with ASC Topic 350, Intangibles Goodwill and Other, we evaluate our intangible assets with indefinite-lives at least annually for impairment by analyzing the estimated fair value.

In the fourth quarter of fiscal 2015, we performed our annual testing of our “Rochester” trademark for potential impairment. Utilizing an income approach with appropriate royalty rates applied, we concluded that the “Rochester” trademark, with a carrying value of $1.5 million, was not impaired.

Based on the expected closure of our Casual Male XL retail stores, at January 28, 2012, our “Casual Male” trademark was reclassified as a definite-lived asset.  The trademark is being amortized, on an accelerated basis, through fiscal 2018, its estimated useful life.  At January 30, 2016, the carrying value of the “Casual Male” trademark was $0.9 million.

Deferred Taxes

In accordance with ASC Topic 740, Income Taxes, on a quarterly basis, we evaluate the realizability of our deferred tax assets and, if needed, establish a valuation allowance against those assets if it is determined that it is more likely than not that the deferred tax assets will not be realized.

In the fourth quarter of fiscal 2013, we entered into a three-year cumulative loss position and based on forecasts at that time, we expected the cumulative three-year loss to increase as of the end of fiscal 2014. Management determined that this represented significant negative evidence at February 1, 2014. While we have projected that the Company will return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, based on a consideration of all positive and negative evidence as of February 1, 2014, we established a full allowance against our net deferred tax assets. Based on actual results for fiscal 2015 and our forecast for fiscal 2016, we believe that a full allowance remains appropriate at this time.

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed accounting pronouncements and interpretations thereof that have effective dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings. The applicability of any standard will be evaluated by us and is still subject to our review.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition,” as well as various other sections of the ASC, such as, but not limited to, ASC 340-20, “Other Assets and Deferred Costs - Capitalized Advertising Costs”. The core principle of ASU 2014-09 is that an entity should recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes a cohesive set of disclosure requirements that would result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606), to defer the effective date of ASU 2014-09 by one year.  ASU 2014-09 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet). Early adoption is permitted after December 15, 2016. We do not believe that there will be any material impact of ASU 2014-09 on our Consolidated Financial Statements upon adoption.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period”. ASU 2014-12 affects entities that grant their employees share-based payments in which terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with earlier adoption permitted. We do not believe that there will be any material impact of ASU 2014-12 on our Consolidated Financial Statements upon adoption.

In January 2015, the FASB issued ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)”. ASU 2015-01 eliminates the concept of extraordinary items from GAAP, which requires an entity to separately classify, present, and disclose extraordinary events and transactions. ASU 2015-01 is effective for annual reporting periods beginning after December 15, 2015, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2015-01 is not expected to have an impact on our financial position or results of operations.

In May 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal - Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. ASU 2015-05 provides accounting guidance on how customers should treat cloud computing arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those reporting periods. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The adoption of ASU 2015-05 is not expected to have a material impact on our financial position or results of operations.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This is a change from previous measurement of lower of cost or market, where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. We are currently evaluating the impact the pronouncement will have on our financial position but do not expect that there will be any material impact of ASU 2015-11 on our Consolidated Financial Statements upon adoption.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805),” which simplified the accounting for measurement-period adjustments.  The guidance requires a company to recognize adjustments to provisional amounts that are identified in the measurement period in the reporting period in which the adjustment amounts are determined.  Any effect on earnings or changes in depreciation, amortization, or other income effects, as a result of the change in provisional amounts, will be recorded as if the accounting had been completed at the acquisition date. The portion of the amount that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized will be separately presented on the face of the income statement or disclosed in the notes. The ASU is effective for annual and interim periods beginning after December 31, 2015, and should be applied prospectively to adjustments to provisional amounts, with early adoption permitted.  We are currently evaluating the impact the pronouncement will have on our financial position but do not expect that there will be any material impact of ASU 2015-16 on our Consolidated Financial Statements upon adoption.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which will require an entity to recognize lease assets and lease liabilities on its balance sheet and will increase disclosure requirements on its leasing arrangements.  The guidance requires a lessee to recognize in its statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset presenting its right to use the underlying asset for the lease term (the lease asset). When measuring assets and liabilities arising from a lease, a lessee (and a lessor) will include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset will be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein.  Early adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases.  We are currently evaluating the impact the pronouncement will have our Consolidated Financial Statements and related disclosures.

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

Interest Rates

We utilize cash from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires October 29, 2019, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At January 30, 2016, we had outstanding borrowings of approximately $42.4 million, of which approximately $35.0 million were in LIBOR-based contracts with an interest rate of approximately 1.92%.  The remainder were prime-based borrowings, with a rate of 4.00%.  We also have a term loan, with an outstanding balance of $13.8 million at January 30, 2016, which bears interest at a variable rate based on one-month LIBOR rates plus 6.5%.

Based upon a sensitivity analysis as of January 30, 2016, assuming average outstanding borrowings during fiscal 2015 of $42.6 million under our Credit Facility and an average outstanding balance under our term loan of $14.2 million outstanding under our term loan, a 50 basis point increase in interest rates would have increased interest expense by approximately $0.3 million on an annualized basis.

Foreign Currency

Our Rochester Clothing store located in London, England conducts business in British pounds. If the value of the British pound against the U.S. dollar weakens, the revenues and earnings of this store will be reduced when they are translated or remeasured to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of January 30, 2016 sales from our London Rochester Clothing store were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse effect on our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

Destination XL Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Destination XL Group, Inc.

We have audited the accompanying consolidated balance sheets of Destination XL Group, Inc. and subsidiaries (the Company) as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended January 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Destination XL Group, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Destination XL Group, Inc.’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

March 18, 2016

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

January 30, 2016 and January 31, 2015

(In thousands, except share data)

	January 30, 2016	January 31, 2015
	(Fiscal 2015)	(Fiscal 2014)
ASSETS
Current assets:
Cash and cash equivalents	$5,170	$4,586
Accounts receivable	4,721	3,619
Inventories	125,014	115,220
Prepaid expenses and other current assets	8,254	8,913
Total current assets	143,159	132,338

Property and equipment, net of accumulated depreciation and amortization	124,962	120,328

Other assets:
Intangible assets	2,669	3,308
Other assets	3,557	3,907
Total assets	$274,347	$259,881

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7,155	$7,335
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	30,684	29,979
Accrued expenses and other current liabilities	33,778	31,972
Borrowings under credit facility	41,984	18,817
Total current liabilities	115,066	89,568

Long-term liabilities:
Long-term debt, net of current portion	19,003	26,171
Deferred rent and lease incentives	30,934	28,850
Deferred gain on sale-leaseback, net of current portion	13,189	14,654
Deferred tax liability	196	91
Other long-term liabilities	7,555	8,157
Total long-term liabilities	70,877	77,923

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 61,692,285 and 61,560,544 shares issued at January 30, 2016 and January 31, 2015, respectively	617	616
Additional paid-in capital	302,727	299,892
Treasury stock at cost, 10,877,439 shares at January 30, 2016 and January 31, 2015	(87,977)	(87,977)
Accumulated deficit	(120,311)	(111,903)
Accumulated other comprehensive loss	(6,652)	(8,238)
Total stockholders' equity	88,404	92,390
Total liabilities and stockholders' equity	$274,347	$259,881

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014

(In thousands, except per share data)

	January 30, 2016	January 31, 2015	February 1, 2014
	(Fiscal 2015)	(Fiscal 2014)	(Fiscal 2013)
Sales	$442,221	$414,020	$386,495
Cost of goods sold including occupancy costs	238,382	224,006	210,139
Gross profit	203,839	190,014	176,356

Expenses:
Selling, general and administrative	180,570	174,814	169,062
Depreciation and amortization	28,359	24,002	20,841
Total expenses	208,929	198,816	189,903

Operating loss	(5,090)	(8,802)	(13,547)

Interest expense, net	(3,058)	(2,132)	(1,046)

Loss from continuing operations before provision for income taxes	(8,148)	(10,934)	(14,593)

Provision for income taxes	260	243	45,661

Loss from continuing operations	(8,408)	(11,177)	(60,254)

Income (loss) from discontinued operations, net of taxes	—	(1,118)	468

Net loss	$(8,408)	$(12,295)	$(59,786)

Net loss per share - basic and diluted:
Loss from continuing operations	$(0.17)	$(0.23)	$(1.24)
Income (loss) from discontinued operations	$0.00	$(0.02)	$0.01
Net loss per share - basic and diluted	$(0.17)	$(0.25)	$(1.23)

Weighted-average number of common shares outstanding:
Basic	49,089	48,740	48,473
Diluted	49,089	48,740	48,473
The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014

(In thousands)

	January 30, 2016	January 31, 2015	February 1, 2014
	(Fiscal 2015)	(Fiscal 2014)	(Fiscal 2013)
Net loss	$(8,408)	$(12,295)	$(59,786)

Other comprehensive income (loss) before taxes:
Foreign currency translation	(96)	(430)	(280)
Pension plan	1,682	(3,248)	1,281
Other comprehensive income (loss) before taxes	1,586	(3,678)	1,001
Tax provision related to items of other comprehensive income (loss)	—	—	—
Other comprehensive income (loss), net of tax	1,586	(3,678)	1,001
Comprehensive loss	$(6,822)	$(15,973)	$(58,785)

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at February 2, 2013	59,477	$595	$293,977	(10,877)	$(87,977)	$(39,822)	$(5,561)	$161,212

Stock compensation expense			1,893					1,893
Exercises under option program	106	1	394					395
Issuances of restricted stock, net of cancellations	1,846	18	(18)					—
Board of Directors compensation	44	1	255					256
Accumulated other comprehensive income (loss):
Unrecognized gain associated with Pension Plan							1,281	1,281
Foreign currency							(280)	(280)
Net loss						(59,786)		(59,786)
Balance at February 1, 2014	61,473	$615	$296,501	(10,877)	$(87,977)	$(99,608)	$(4,560)	$104,971

Stock compensation expense			2,996					2,996
Exercises under option program	27	—	123					123
Issuances of restricted stock, net of cancellations	20	—	—					—
Board of Directors compensation	41	1	272					273
Accumulated other comprehensive income (loss):
Unrecognized loss associated with Pension Plan							(3,248)	(3,248)
Foreign currency							(430)	(430)
Net loss						(12,295)		(12,295)
Balance at January 31, 2015	61,561	$616	$299,892	(10,877)	$(87,977)	$(111,903)	$(8,238)	$92,390

Stock compensation expense			2,195					2,195
Exercises under option program	22	—	101					101
Issuances of restricted stock, net of cancellations	25	—	—					—
Board of Directors compensation	84	1	539					540
Accumulated other comprehensive income (loss):
Unrecognized gain associated with Pension Plan							1,682	1,682
Foreign currency							(96)	(96)
Net loss						(8,408)		(8,408)
Balance at January 30, 2016	61,692	$617	$302,727	(10,877)	$(87,977)	$(120,311)	$(6,652)	$88,404

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014

(In thousands)

	January 30, 2016	January 31, 2015	February 1, 2014
	(Fiscal 2015)	(Fiscal 2014)	(Fiscal 2013)
Cash flows from operating activities:
Net loss	$(8,408)	$(12,295)	$(59,786)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred gain on sale-leaseback	(1,465)	(1,466)	(1,465)
Amortization of deferred debt issuance costs	279	192	136
Depreciation and amortization	28,359	24,002	20,841
Deferred taxes, net of valuation allowance	105	91	45,313
Stock compensation expense	2,195	2,996	1,893
Issuance of common stock to Board of Directors	540	273	256

Changes in operating assets and liabilities:
Accounts receivable	(1,102)	4,728	(3,340)
Inventories	(9,794)	(9,664)	(1,345)
Prepaid expenses and other current assets	659	(1,196)	1,087
Other assets	350	(667)	(1,216)
Accounts payable	705	(2,966)	7,481
Deferred rent and lease incentives	2,084	6,015	11,273
Accrued expenses and other liabilities	3,883	3,762	3,770
Net cash provided by operating activities	18,390	13,805	24,898

Cash flows from investing activities:
Additions to property and equipment, net	(33,447)	(40,927)	(54,125)
Net cash used for investing activities	(33,447)	(40,927)	(54,125)

Cash flows from financing activities:
Net borrowings under credit facility	23,044	10,373	9,029
Proceeds from the issuance of long-term debt	—	23,912	17,523
Principal payments on long-term debt	(7,489)	(6,478)	(817)
Costs associated with debt issuances	(15)	(766)	(521)
Proceeds from the exercise of stock options	101	123	395
Net cash provided by financing activities	15,641	27,164	25,609
Net increase (decrease) in cash and cash equivalents	584	42	(3,618)
Cash and cash equivalents:
Beginning of period	4,586	4,544	8,162
End of period	$5,170	$4,586	$4,544

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2015

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Destination XL Group, Inc. (formerly known as Casual Male Retail Group, Inc. and collectively with its subsidiaries referred to as the “Company”) is the largest specialty retailer in the United States of big & tall men’s apparel. The Company operates under the trade names of Destination XL® (DXL®), DXL Outlets®, Casual Male XL®, Casual Male XL Outlets, Rochester Clothing, ShoesXL® and LivingXL®. At January 30, 2016, the Company operated 166 DXL® stores, 125 Casual Male XL, 40 Casual Male XL outlets, 9 DXL outlets and 5 Rochester Clothing stores located throughout the United States, including one store in London, England. The Company also operates a direct business, which includes brand mailers and an aggregated e-commerce site to support its brands and product extensions.

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

Change in Accounting Principle

The Company historically presented deferred debt issuance costs, or fees directly related to issuing debt, as assets on the consolidated balance sheets.  In the first quarter of fiscal 2015, the Company elected early adoption of ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03).  The guidance simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs is not affected. Therefore, these costs will continue to be amortized as interest expense over the term of the corresponding debt issuance.  The Company applied the new guidance retrospectively to all prior periods presented in the financial statements.

The reclassification did not impact net loss previously reported or any prior amounts reported on the Consolidated Statement of Operations.  The following table presents the effect of the retrospective application of this change in accounting principle on the Company’s Consolidated Balance Sheet as of January 31, 2015:

	As Reported	Effect of Change in	After Change in
Consolidated Balance Sheets (in thousands)	January 31, 2015	Accounting Principle	Accounting Principle
ASSETS
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

Reclassifications

As a result of the Company’s adopting ASU 2015-03, the Company has reclassified $192,000 and $136,000 from “Change in Other Assets” to “Amortization of Deferred Debt Issuance Costs” in the Consolidated Statement of Cash Flows for fiscal 2014 and fiscal 2013, respectively.

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

Fiscal Year

The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal years 2015, 2014 and 2013, which were 52-week periods, ended on January 30, 2016, January 31, 2015 and February 1, 2014, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and short-term investments, which have a maturity of ninety days or less when acquired. Included in cash equivalents are credit card and debit card receivables from banks, which generally settle within two to four business days.

Accounts Receivable

Accounts receivable primarily includes amounts due for tenant allowances and rebates from certain vendors. For fiscal 2015, fiscal 2014 and fiscal 2013, the Company has not incurred any losses on its accounts receivable.

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

The fair value of long-term debt at January 30, 2016 approximates the carrying amount based upon terms available to the Company for borrowings with similar arrangements and remaining maturities. See Note C, “Debt Obligations”, for more discussion.

The fair value of indefinite-lived assets, which consists of the Company’s “Rochester” trademark, is measured on a non-recurring basis in connection with the Company’s annual impairment test. The fair value of the trademark is determined using the relief from royalty method based on unobservable inputs and are classified within Level 3 of the valuation hierarchy. See Intangibles below.

Retail stores that have indicators of impairment and fail the recoverability test (based on discounted cash flows) are measured for impairment by comparing the fair value of the assets against their carrying value. Fair value of the assets is estimated using a projected discounted cash flow analysis and is classified within Level 3 of the valuation hierarchy. See Impairment of Long-Lived Assets below.

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

In the fourth quarter of fiscal 2015, the “Rochester” trademark was tested for potential impairment, utilizing the relief from royalty method to determine the estimated fair value. The Company concluded that the “Rochester” trademark, with a carrying value of $1.5 million at January 30, 2016, was not impaired. Although some of the Rochester locations are closing as part of the DXL expansion, the Rochester Clothing stores that will remain open as well as the Rochester brands that are sold in our DXL stores are currently expected to generate more than sufficient cash flows to support the carrying value of $1.5 million for the “Rochester” trademark.

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

Below is a table showing the changes in the carrying value of the Company’s intangible assets from January 31, 2015 to January 30, 2016:

(in thousands)	January 31, 2015	Additions	Impairment	Amortization	January 30, 2016
"Rochester" trademark	$1,500	$—	$—	$—	$1,500
"Casual Male" trademark (1)	1,479	—	—	(539)	940
Other intangibles	329	—	—	(100)	229
Total intangible assets	$3,308	$—	$—	$(639)	$2,669

(1)	The “Casual Male” trademark has been accounted for as a finite-lived asset since the beginning of fiscal 2012.

Other intangibles consist of customer lists, which have a finite life of 16 years based on its estimated economic useful life. At January 30, 2016, customer lists have a remaining life of 2.3 years.

The gross carrying amount and accumulated amortization of the customer lists and “Casual Male” trademark, subject to amortization, were $7.7 million and $6.5 million, respectively, at January 30, 2016 and $7.7 million and $5.9 million, respectively, at January 31, 2015. Amortization expense for fiscal 2015, 2014 and 2013 was $0.6 million, $1.1 million and $1.9 million, respectively.

Expected amortization expense for the Company’s “Casual Male” trademark and customer lists, for the next five fiscal years is as follows:

FISCAL YEAR	(in thousands)
2016	$441
2017	$407
2018	$321
2019	—
2020	—

Pre-opening Costs

The Company expenses all pre-opening costs for its stores as incurred.

Advertising Costs

The Company expenses in-store advertising costs as incurred. Television advertising costs are expensed in the period in which the advertising is first aired. Direct response advertising costs, if any, are deferred and amortized over the period of expected direct marketing revenues, which is less than one year. There were no deferred direct response costs at January 30, 2016 and January 31, 2015. Advertising expense, which is included in selling, general and administrative expenses, was $23.6 million, $26.0 million and $27.1 million for fiscal 2015, 2014 and 2013, respectively.

Revenue Recognition

Revenue from the Company’s retail store operation is recorded upon purchase of merchandise by customers, net of an allowance for sales returns. Revenue from the Company’s e-commerce operations is recognized at the time a customer order is delivered, net of an allowance for sales returns. Revenue is recognized by the operating segment that fulfills a customer’s order. Sales tax collected from customers is excluded from revenue and is included as part of accrued expenses on the Company’s Consolidated Balance Sheets.

Accumulated Other Comprehensive Income (Loss) – (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income and reclassifications from AOCI for fiscal 2015, fiscal 2014 and fiscal 2013 are as follows:

	Fiscal 2015			Fiscal 2014			Fiscal 2013
(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(7,795)	$(443)	$(8,238)	$(4,547)	$(13)	$(4,560)	$(5,828)	$267	$(5,561)

Other comprehensive income (loss) before reclassifications, net of taxes	1,035	(96)	939	(3,506)	(184)	(3,690)	887	(280)	607

Amounts reclassified from accumulated other comprehensive income (loss), net of taxes (1)	647	—	647	258	(246)	12	394	—	394

Other comprehensive income (loss) for the period	1,682	(96)	1,586	(3,248)	(430)	(3,678)	1,281	(280)	1,001

Balance at end of fiscal year	$(6,113)	$(539)	$(6,652)	$(7,795)	$(443)	$(8,238)	$(4,547)	$(13)	$(4,560)
(1)

Includes the amortization of the unrecognized (gain)/loss on pension plans which was charged to Selling, General and Administrative expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $647,000, $258,000 and $394,000 for fiscal 2015, fiscal 2014 and fiscal 2013, respectively. There was no corresponding tax benefit. Fiscal 2014 includes the recognition of $246,000 related to the substantial liquidation of the Company’s direct business with Sears Canada.  The $246,000, with no corresponding tax provision, was recognized in Discontinued Operations on the Consolidated Statement of Operations for fiscal 2014.

Foreign Currency Translation

At January 30, 2016, the Company has one Rochester Clothing store located in London, England. Assets and liabilities for this store are translated into U.S. dollars at the exchange rates in effect at each balance sheet date. Stockholders’ equity is translated at applicable historical exchange rates. Income, expense and cash flow items are translated at average exchange rates during the period. Resulting translation adjustments are reported as a separate component of stockholders’ equity.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales for all periods presented. Amounts related to shipping and handling that are billed to customers are recorded in net sales, and the related costs are recorded in Cost of Goods Sold, Including Occupancy Costs, in the Consolidated Statements of Operations.

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

ASC Topic 740, Income Taxes (“ASC 740”) clarifies a company’s accounting for uncertain income tax positions that are recognized in its financial statements and also provides guidance on a company’s de-recognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods, and disclosure requirements. In accordance with ASC 740, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statement of operations.  The Company has not accrued or paid interest or penalties which were material to its results of operations for fiscal 2015, fiscal 2014 and fiscal 2013.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 2001, with remaining fiscal years subject to income tax examination by federal tax authorities.

Net Loss Per Share

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

	FISCAL YEARS ENDED
	January 30, 2016	January 31, 2015	February 1, 2014
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	49,089	48,740	48,473
Common stock equivalents – stock options and restricted stock (1)	—	—	—
Diluted weighted average common shares outstanding	49,089	48,740	48,473

(1)	Common stock equivalents of 582,591 shares, 497,820 shares and 443,410 shares for January 30, 2016, January 31, 2015 and February 1, 2014, respectively, were excluded due to the net loss.

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each year because the exercise price of such options was greater than the average market price per share of common stock for the respective periods or the impact of ASC Topic 718, Compensation – Stock Compensation, primarily related to unearned compensation.

	FISCAL YEARS ENDED
	January 30, 2016	January 31, 2015	February 1, 2014
(in thousands, except exercise prices)
Stock options (time-vested)	1,244	1,545	2,088
Restricted stock (time-vested)	22	—	—
Range of exercise prices of such options	$4.96-$7.52	$4.96-$7.52	$4.96-$10.26

Excluded from the Company’s computation of basic and diluted earnings per share for fiscal 2015 were 941,082 shares of unvested performance-based restricted stock and 1,181,168 performance-based stock options. These performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved. In addition, 379,061 shares of unvested time-based restricted stock and 31,587 shares of deferred stock are excluded from the computation of basic earnings per share until such shares vest. See Note F, “Long-Term Incentive Plans”, for a discussion of the Company’s 2013-2016 Long-Term Incentive Plan (“2013-2016 LTIP”) and the respective performance targets.

Although the shares of performance-based and time-based restricted stock issued in connection with the 2013-2016 LTIP are not considered outstanding or common stock equivalents for earnings per share purposes until certain vesting and performance thresholds are achieved, all 1,320,143 shares of restricted stock are considered issued and outstanding. Each share of restricted stock has all of the rights of a holder of the Company’s common stock, including, but not limited to, the right to vote and the right to receive dividends, which rights are forfeited if the restricted stock is forfeited.  Outstanding shares of deferred stock of 31,587 shares are not considered issued and outstanding until the vesting date of the deferral period.

Stock-based Compensation

ASC Topic 718, Compensation – Stock Compensation, requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model and requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment. Actual results, and future changes in estimates, may differ from the Company’s current estimates.

The Company recognized total compensation expense, with no tax effect, of $2.2 million, $3.0 million and $1.9 million for fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

The total compensation cost related to time-vested stock options and time-based restricted stock awards not yet recognized as of January 30, 2016 is approximately $0.9 million which will be expensed over a weighted average remaining life of approximately 14 months. At January 30, 2016, the Company had $7.2 million of unrecognized compensation expense related to its performance-based stock options and restricted stock under its 2013-2016 Long-Term Incentive Plan. As discussed below in Note F, “Long-Term Incentive Plans,” because the achievement of the performance targets for these performance awards is not probable, the Company has not recognized any of the related compensation expense.

The total grant-date fair value of options vested was $1.0 million, $1.2 million and $0.1 million for fiscal 2015, 2014 and 2013, respectively.

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

Valuation Assumptions for Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2015, 2014 and 2013:

Fiscal years ended:	January 30, 2016	January 31, 2015	February 1, 2014
Expected volatility	37%-39%	46.0%	52.0%
Risk-free interest rate	0.75%-1.25%	0.79%-0.95%	0.34%-0.79%
Expected life (in years)	1.8-4.0	2.6-3.5	3.0-4.1
Dividend rate	—	—	—
Weighted average fair value of options granted	$1.44	$1.71	$2.07

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

For fiscal 2014 and fiscal 2013, the Company recorded impairment charges of $0.3 million and $1.5 million, respectively, for the write-down of property and equipment.  These impairment charges related to stores where the carrying value exceeded fair value.  The fair value of these assets, based on Level 3 inputs, was determined using estimated discounted cash flows.  The impairment charges are included in Depreciation and Amortization on the Consolidated Statement of Operations for fiscal 2014 and fiscal 2013. There was no material impairment of assets in fiscal 2015.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers

Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on our historical redemption patterns, we can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as "breakage."  Breakage is recognized over two years in proportion to historical redemption trends and is recorded as net sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $1.8 million and $1.4 million at January 30, 2016 and January 31, 2015, respectively.

Recent Adopted Accounting Pronouncements

As discussed above under “Change in Accounting Principle”, in the first quarter of fiscal 2015, the Company elected early adoption of ASU 2015-03, which simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as deduction from the corresponding liability, consistent with debt discounts.  The Company applied the new guidance retrospectively to all prior periods presented in the financial statements.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The Company has early adopted this standard and has applied the requirements retrospectively to all periods presented. The adoption of this standard had no impact to the Consolidated Financial Statements for fiscal 2015, fiscal 2014 and fiscal 2013.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which will require an entity to recognize lease assets and lease liabilities on its balance sheet and will increase disclosure requirements on its leasing arrangements.  The guidance requires a lessee to recognize in its statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset presenting its right to use the underlying asset for the lease term (the lease asset). When measuring assets and liabilities arising from a lease, a lessee (and a lessor) will include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset will be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein.  Early adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases.  The Company is currently evaluating the impact the pronouncement will have its Consolidated Financial Statements and related disclosures.

B. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated:

(in thousands)	January 30, 2016	January 31, 2015
Furniture and fixtures	$67,683	$63,743
Equipment	18,495	16,419
Leasehold improvements	94,767	81,839
Hardware and software	70,393	62,925
Construction in progress	10,516	11,376
	261,854	236,302
Less: accumulated depreciation	136,892	115,974
Total property and equipment	$124,962	$120,328

Depreciation expense related to continuing operations for fiscal 2015, 2014 and 2013 was $27.7 million, $22.9 million and $19.0 million, respectively.

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

At January 30, 2016, the Company had outstanding borrowings under the Credit Facility of $42.4 million, before unamortized debt issuance costs of $0.4 million. Outstanding standby letters of credit were $2.5 million and documentary letters of credit were $0.7 million. Unused excess availability at January 30, 2016 was $66.0 million. Average monthly borrowings outstanding under the Credit Facility during fiscal 2015 were $42.6 million, resulting in an average unused excess availability of approximately $66.7 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality. Pursuant to the terms of the Credit Facility, if the Company’s excess availability under the Credit Facility fails to be equal to or greater than the greater of (i) 10% of the Loan Cap (defined in the Credit Facility as the lesser of the revolving credit commitments at such time or the borrowing base at the relevant measurement time) and (ii) $7.5 million, the Company will be required to maintain a minimum consolidated fixed charge coverage ratio of 1.0:1.0 in order to pursue certain transactions, including but not limited to, stock repurchases, payment of dividends and business acquisitions.

Borrowings made pursuant to the Credit Facility will bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% or (c) the annual ICE-LIBOR rate (“LIBOR”) for the respective interest period) plus a varying percentage, based on the Company’s borrowing base, of 0.50%-0.75% for prime-based borrowings and 1.50%-1.75% for LIBOR-based borrowings. The Company is also subject to an unused line fee of 0.25%. At January 30, 2016, the Company’s prime-based interest rate was 4.0%.

At January 30, 2016, the Company had approximately $35.0 million of its outstanding borrowings in LIBOR-based contracts with an interest rate of approximately 1.92%. The LIBOR-based contracts expired February 7, 2016 and February 17, 2016. When a LIBOR-based borrowing expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

The fair value of the amount outstanding under the Credit Facility at January 30, 2016 approximated the carrying value.

Long-Term Debt

Components of long-term debt are as follows:

(in thousands)	January 30, 2016	January 31, 2015
Equipment financing notes	$12,901	$19,390
Term loan, due 2019	13,750	14,750
Less: unamortized debt issuance costs (1)	(493)	(634)
Total long-term debt	26,158	33,506
Less: current portion of long-term debt	7,155	7,335
Long-term debt, net of current portion	$19,003	$26,171
(1)

Includes the reclassification of debt issuance costs of $0.1 million from “Prepaid expenses and other current assets” and $0.5 million from “Other assets” at January 31, 2015 as a result of the Company adopting ASU 2015-03, see Note A.

Equipment Financing Loans

Pursuant to a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC, dated July 20, 2007 and amended September 30, 2013 (the “Master Agreement”), the Company has entered into twelve equipment security notes (in aggregate, the “Notes”). The Company borrowed an aggregate of $26.4 million between September 2013 and June 2014. The Notes are for a term of 48 months and accrue interest at fixed rates ranging from 3.07% and 3.50%. Principal and interest are paid monthly, in arrears.

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

Long-term debt maturities

Annual maturities of long-term debt for the next five fiscal years are as follows:

(in thousands)
Fiscal 2016	$7,312
Fiscal 2017	7,088
Fiscal 2018	1,501
Fiscal 2019	10,750
Fiscal 2020	—

The Company paid interest and fees totaling $2.8 million, $2.7 million and $1.4 million for fiscal 2015, 2014 and 2013, respectively.

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

In the fourth quarter of fiscal 2013, the Company entered into a three-year cumulative loss position and based on forecasts at that time, the Company expected the cumulative three-year loss to increase as of the end of fiscal 2014. Management determined that this represented significant negative evidence at February 1, 2014. While the Company has projected it will return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, based on a consideration of all positive and negative evidence as of February 1, 2014, the Company recorded a charge of $51.3 million to establish a full allowance against its net deferred tax assets. Based on operating results for fiscal 2015 and the Company’s forecast for fiscal 2016, the Company believes that a full allowance remains appropriate at this time.  Realization of the Company’s deferred tax assets, which relate principally to federal net operating loss carryforwards, which expire from 2022 through 2035, is dependent on generating sufficient taxable income in the near term.

As of January 30, 2016, the Company had net operating loss carryforwards of $141.2 million for federal income tax purposes and $78.1 million for state income tax purposes that are available to offset future taxable income through fiscal year 2035. Additionally, the Company has alternative minimum tax credit carryforwards of $2.3 million, which are available to further reduce income taxes over an indefinite period. Additionally, the Company has $0.1 million and $2.3 million of net operating loss carryforwards related to the Company’s operations in the Hong Kong and Canada, respectively, though both are expected to expire largely unutilized.

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

The components of the net deferred tax assets as of January 30, 2016 and January 31, 2015 are as follows (in thousands):

	January 30, 2016	January 31, 2015

Deferred tax assets:
Net operating loss carryforward	$50,199	$46,048
Gain on sale-leaseback	5,744	6,319
Accrued Expenses and other	5,667	5,035
Lease accruals	4,732	5,257
Goodwill and intangibles	3,694	5,768
Unrecognized loss on pension and pension expense	3,379	3,840
Capital loss carryforward	3,021	3,021
Inventory reserves	2,561	2,602
Alternative minimum tax credit carryforward	2,292	2,292
Foreign tax credit carryforward	963	907
Federal wage tax credit carryforward	521	361
Unrecognized loss on foreign exchange	234	196
State tax credits	102	95
Excess of tax over book depreciation/amortization	(19,977)	(21,170)
Subtotal	$63,132	$60,571
Valuation allowance (1)	(63,132)	(60,571)
Net deferred tax assets	$—	$—

Deferred tax liabilities:
Goodwill and intangibles	$(196)	$(91)
Deferred tax liabilities	$(196)	$(91)
(1)	For fiscal 2015, the Company had total deferred tax assets of $83.1 million, total deferred tax liabilities of $20.2 million and a valuation allowance of $63.1 million.

The provision for income taxes from continuing operations consists of the following:

	FISCAL YEARS ENDED
	January 30, 2016	January 31, 2015	February 1, 2014

(in thousands)
Current:
Federal and state	$104	$97	$77
Foreign	51	55	66
	155	152	143
Deferred:
Federal and state	94	91	45,518
Foreign	11	—	—
	105	91	45,518

Total provision (2)	$260	$243	$45,661
(2)	There was no provision (benefit) recognized on the income (loss) from discontinued operations for fiscal 2014 or fiscal 2013.

The following is a reconciliation between the statutory and effective income tax rates in dollars for the provision for income tax from continuing operations:

	FISCAL YEARS ENDED
	January 30, 2016	January 31, 2015	February 1, 2014

(in thousands)
Federal income tax at the statutory rate	$(2,852)	$(3,827)	$(5,108)
State income and other taxes, net of federal tax benefit	(177)	(72)	(810)
Permanent items	137	141	171
Change in uncertain tax provisions	—	—	—
Charge for valuation allowance	3,200	4,034	52,463
Other, net	(48)	(33)	(1,055)
Provision for income tax from continuing operations	$260	$243	$45,661

As discussed in Note A, the Company’s financial statements reflect the expected future tax consequences of uncertain tax positions that the Company has taken or expects to take on a tax return, based solely on the technical merits of the tax position.  The liability for unrecognized tax benefits at January 30, 2016 was approximately $3.1 million, and is associated with a prior tax position related to exiting the Company’s direct business in Europe during fiscal 2013.  The amount of unrecognized tax benefits has been presented as a reduction in the reported amounts of our federal and state net operating losses (“NOL”) carryforwards. No penalties or interest have been accrued on this liability because the carryforwards have not yet been utilized.  The reversal of this liability would result in a tax benefit being recognized in the period in which the Company determines the liability is no longer necessary.  At January 30, 2016, the Company had no material unrecognized tax benefits based on the provisions of ASC 740.

The Company made tax payments of $0.1 million, $0.1 million and $0.2 million for fiscal 2015, 2014 and 2013, respectively.

E. COMMITMENTS AND CONTINGENCIES

At January 30, 2016, the Company was obligated under operating leases covering store and office space, automobiles and certain equipment for future minimum rentals and a non-merchandise purchase agreement as follows:

Total
FISCAL YEAR	(in millions)
Fiscal 2016	$55.1
Fiscal 2017	46.1
Fiscal 2018	41.0
Fiscal 2019	37.1
Fiscal 2020	33.9
Thereafter	110.1
$323.3

In addition to future minimum rental payments, many of the store leases include provisions for common area maintenance, mall charges, escalation clauses and additional rents based on a percentage of store sales above designated levels. The store leases are generally 5 to 10 years in length and contain renewal options extending their terms by 5 to 10 years.

Amounts charged to operations for all occupancy costs, automobile and leased equipment expense were $62.0 million, $56.8 million and $57.8 million for fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

In fiscal 2006, as part of a sale-leaseback transaction with a subsidiary of Spirit Finance Corp. (“Spirit”), the Company entered into a twenty-year lease agreement (the “Lease Agreement”) for its corporate headquarters and distribution center whereby the Company agreed to lease the property it sold to Spirit back for an annual rent of $4.6 million. The Company realized a gain of approximately $29.3 million on the sale of this property, which has been deferred and is being amortized over the initial 20 years of the related lease agreement. At the end of the initial term, the Company will have the opportunity to extend the Lease Agreement for six additional successive periods of five years. In addition, on February 1, 2011, the fifth anniversary of the Lease Agreement and for every fifth anniversary thereafter, the base rent will be subject to a rent increase not to exceed the lesser of 7% or a percentage based on changes in the Consumer Price Index. The Company’s current annual rent of $5.2 million will be offset each lease year by $1.5 million related to the amortization of this deferred gain. This lease commitment, excluding the impact of the gain, is included in the above table of expected future minimum rentals obligations.

F. LONG-TERM INCENTIVE PLANS

2013-2016 Long-Term Incentive Plan

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

Of the total Projected Benefit Amount, 50% is subject to time-based vesting and 50% is subject to performance-based vesting. The time-vested portion of the award (half of the shares of restricted stock, options and cash) vests in three installments with 20% of the time-vested portion having vested at the end of fiscal 2014, 40% having vested at the end of fiscal 2015 and the remaining 40% vesting at the end of fiscal 2016.

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

Although the performance targets were not met at the end of fiscal 2015, the performance-based target can still be met in fiscal 2016. In fiscal 2016, the Company must achieve revenue of at least $600 million and an operating margin of not less than 8.0% for the participants to receive 100% vesting of the performance-based portion of the Projected Benefit Amount. If the Company does not meet the performance target at the end of fiscal 2016, but the Company is able to achieve revenue equal to or greater than $510 million at the end of fiscal 2016 and the operating margin is not less than 8.0%, then the participants will receive a pro-rata portion of the performance-based award based on minimum sales of $510 million (50% payout) and $600 million (100% payout).

Assuming the Company achieves the performance target and 100% of the Projected Benefit Amount vests, excluding estimated forfeitures, the total potential value of all awards over this four-year period, as of January 30, 2016, would be approximately $19.6 million. Approximately $9.8 million of the $19.6 million relates to the time-vested awards, which is being expensed over forty-four months, based on the respective vesting dates. The remaining $9.8 million of compensation expense is for performance awards and because the performance targets were not deemed probable at January 30, 2016, no compensation expense for the performance-based awards has been recognized through fiscal 2015.

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

Assuming that the Company achieves the performance target at target levels under the Wrap-Around Plan, and further assuming that the Company’s stock price is greater than $7.25, at the time the Company’s earnings are publicly released, the compensation expense associated with this Wrap-Around Plan is estimated to be approximately $8.8 million.  During the fourth quarter of fiscal 2015, the Company accrued approximately $1.4 million in compensation expense related to the potential payout of performance awards under the Wrap-Around Plan.

G. STOCK COMPENSATION PLANS

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

2006 Plan—Stock Option and Restricted Share Award Activity

Stock Option Activity

The following table summarizes stock option activity under the 2006 Plan for fiscal 2015:

	Number of Shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	2,747,802	$4.97
Options granted	63,242	$5.84
Options canceled	(60,287)	$5.04
Options exercised	(22,136)	$4.59

Outstanding options at end of year	2,728,621	$5.00	7.0 years	$123,181
Options exercisable at end of year	1,040,220	$4.88	6.3 years	$103,513
Vested and expected to vest at end of year	1,547,453	$4.94	6.7 years	$123,181

The intrinsic value of options exercised was immaterial in fiscal 2015 and fiscal 2014.

Non-Vested Share Activity

The following table summarizes activity for non-vested shares under the 2006 Plan for fiscal 2015:

	Restricted shares	Deferred shares (1)	Fully-vested shares (2)	Total number of shares	Weighted-average grant-date fair value (3)
Shares
Outstanding non-vested shares at beginning of year	1,685,290	11,238	—	1,696,528	$5.09
Shares granted	25,192	20,349	59,466	105,007	$5.19
Shares vested/issued	(390,339)	—	(59,466)	(449,805)	$5.10
Shares canceled	—	—	—	—	—
Outstanding non-vested shares at end of year	1,320,143	31,587	—	1,351,730	$5.09
Vested and expected to vest at end of year	377,813	31,587	—	409,400	$5.10

(1)

During fiscal 2015, the Company granted 20,349 shares of deferred stock, with a fair of approximately $104,889, to certain directors as compensation in lieu of cash, in accordance with their irrevocable elections.  The shares of deferred stock vest three years from the date of grant or at separation of service, based on the irrevocable election of each director.

(2)

During fiscal 2015, the Company granted 59,466 shares of stock, with a fair value of approximately $306,669 to certain directors as compensation in lieu of cash, in accordance with their irrevocable elections.  Beginning in fiscal 2015, directors are required to elect 50% of their quarterly retainer in equity.  All shares paid to directors to satisfy this election are issued from the Company’s 2006 Plan.  Any shares in excess of the minimum required election are issued from the Company’s Non-Employee Director Stock Purchase Plan.

(3)	The fair value of a restricted share, deferred share and fully-vested share is equal to the Company’s closing stock price on the date of grant.

Approximately $5.3 million of the total unrecognized stock compensation cost of $8.0 million is related to restricted shares unvested at January 30, 2016. Approximately $4.8 million of the $5.3 million of unrecognized stock compensation is tied to performance-based awards, which were not deemed probable at January 30, 2016. The remaining $0.5 million of unrecognized stock compensation is tied to time-based awards and is expected to be recognized over a weighted-average period of 12 months.

Share Availability Under the 2006 Plan

At January 30, 2016, the Company has 1,014,685 shares available for future grant under the 2006 Plan. Of this amount, 910,279 shares remain available for awards other than options and stock appreciation rights. The 2006 Plan will expire July 31, 2016.

1992 Plan—Stock Option Activity

At January 30, 2016, no grants remain outstanding under the Company’s 1992 Stock Incentive Plan (as amended, the “1992 Plan”). The following table summarizes the final stock option activity under the 1992 Plan for fiscal 2015:

	Number of Shares	Weighted-average exercise price per option
Stock Options
Outstanding options at beginning of year	217,500	$7.01
Options granted	—	—
Options expired	(216,500)	$7.01
Options canceled	(1,000)	$7.38
Options exercised	—	—

Outstanding options at end of year	—	$—

Non-Employee Director Compensation Plan

In January 2010, the Company established a Non-Employee Director Stock Purchase Plan to provide a convenient method for its non-employee directors to acquire shares of the Company’s common stock at fair market value by voluntarily electing to receive shares of common stock in lieu of cash for service as a director. The substance of this plan is now encompassed within the Company’s Amended and Restated Non-Employee Director Compensation Plan, most recently amended January 28, 2016.

Beginning in fiscal 2015, the non-employee directors are required to take 50% of their annual retainer, which is paid quarterly, in equity.  Any shares of stock, deferred stock or stock options issued to a director as part of this 50% requirement will be issued from the Company’s 2006 Plan. Only discretionary elections of equity will be issued from the Non-Employee Director Compensation Plan.

The following shares of common stock, with the respective fair value, were issued to its non-employee directors as compensation for fiscal 2015, fiscal 2014 and fiscal 2013:

	Number of shares of common stock issued	Fair value of common stock issued
Fiscal 2015	24,947	$127,734
Fiscal 2014	40,910	$213,749
Fiscal 2013	43,541	$255,884

H. RELATED PARTIES

Seymour Holtzman and Jewelcor Management, Inc.

Seymour Holtzman, the Executive Chairman of the Company’s Board of Directors (the “Board”), is the chairman, chief executive officer and president and, together with his wife, indirectly, the majority shareholder of Jewelcor Management, Inc. (“JMI”). Mr. Holtzman, who was initially appointed Chairman of the Board in April 2000, is the beneficial holder of approximately 8.8% of the outstanding common stock of the Company at January 30, 2016.

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

On August 7, 2014, the Company entered into an Employment and Chairman Compensation Agreement with Mr. Holtzman. Pursuant to the terms of the agreement, Mr. Holtzman serves as both an employee of the Company, reporting to the Board, and, in his capacity as Chairman of the Board, as Executive Chairman, with the duties of the Chairman of the Board as set forth in the Company’s Fourth Amended and Restated By-Laws. The initial term of the agreement is for two years. Commencing August 7, 2015, the agreement can be automatically extended for an additional one-year term on each anniversary date. Accordingly, the current expiration date of the agreement is August 7, 2017. As compensation for the employment services, Mr. Holtzman receives an annual base salary of $24,000 and, as compensation for his services as Executive Chairman, Mr. Holtzman receives annual compensation of $372,750.

John E. Kyees

John Kyees, a director of the Company since 2010, served as the Company’s interim Chief Financial Officer from February 2, 2014 through May 31, 2014. Pursuant to an employment agreement, Mr. Kyees received compensation at a rate of $3,000 per day plus benefits and reimbursement for all business and travel expenses. Mr. Kyees was also eligible to participate in the Company’s annual incentive program for the period in which he served as interim Chief Financial Officer.  For fiscal 2014, Mr. Kyees earned total compensation from the Company of $389,920 for services he provided as interim Chief Financial Officer.

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

These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of accumulated other comprehensive income (loss). The amortization of the unrecognized loss included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic pension cost in fiscal 2016 is $852,000.

Noncontributory Pension Plan

In connection with the Casual Male acquisition, the Company assumed the assets and liabilities of the Casual Male Noncontributory Pension Plan “Casual Male Corp. Retirement Plan”, which was previously known as the J. Baker, Inc. Qualified Plan (the “Pension Plan”). Casual Male Corp. froze all future benefits under this plan on May 1, 1997.

The following table sets forth the Pension Plan’s funded status at January 30, 2016 and January 31, 2015:

	January 30, 2016	January 31, 2015
	in thousands
Change in benefit obligation:
Balance at beginning of period	$18,927	$15,685
Benefits and expenses paid	(668)	(623)
Interest costs	634	669
Settlements	(21)	(226)
Actuarial (gain) loss	(2,027)	3,422

Balance at end of year	$16,845	$18,927

Change in fair value of plan assets
Balance at beginning of period	$12,945	$12,625
Actual return on plan assets	(433)	701
Employer contributions	146	468
Settlements	(21)	(226)
Benefits and expenses paid	(668)	(623)

Balance at end of period	$11,969	$12,945

Reconciliation of Funded Status
Projected benefit obligation	$16,845	$18,927
Fair value of plan assets	11,969	12,945
Unfunded Status	$(4,876)	$(5,982)

Balance Sheet Classification
Other long-term liabilities	$4,876	$5,982

Total plan expense and other amounts recognized in accumulated other comprehensive loss for the years ended January 30, 2016, January 31, 2015 and February 1, 2014 include the following components:

	January 30, 2016	January 31, 2015	February 1, 2014
Net pension cost:	(in thousands)
Interest cost on projected benefit obligation	$634	$669	$651
Expected return on plan assets	(1,013)	(1,002)	(937)
Amortization of unrecognized loss	1,026	591	680
Net pension cost	$647	$258	$394

Other changes recognized in other comprehensive loss, before taxes:
Unrecognized losses at the beginning of the year	$9,746	$6,614	$7,868
Net periodic pension cost	(647)	(258)	(394)
Employer contribution	146	468	421
Change in plan assets and benefit obligations	(1,106)	2,922	(1,281)
Unrecognized losses at the end of year	$8,139	$9,746	$6,614

There is no expected contribution for fiscal 2016.

Assumptions used to determine the benefit obligations as of January 30, 2016 and January 31, 2015 include a discount rate of 4.16% for fiscal 2015 and 3.42% for fiscal 2014. Assumptions used to determine the net periodic benefit cost for the years ended January 30, 2016, January 31, 2015 and February 1, 2014 included a discount rate of 4.16% for fiscal 2015, 3.42% for fiscal 2014 and 4.43% for fiscal 2013.

The expected long-term rate of return for plan assets was assumed to be 8.00% for both fiscal 2015 and fiscal 2014. The expected long-term rate of return assumption was developed considering historical and future expectations for returns for each asset class.

Estimated Future Benefit Payments

The estimated future benefits for the next ten fiscal years are as follows:

Total
FISCAL YEAR	(in thousands)
2016	$740
2017	797
2018	837
2019	878
2020	964
2021-2025	5,216
$9,432

Plan Assets

The fair values of the Company’s noncontributory defined benefit retirement plan assets at the end of fiscal 2015 and fiscal 2014, by asset category, are as follows:

	Fair Value Measurement
	January 30, 2016				January 31, 2015
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset category:
Common Stock	$6,537	$—	$—	$6,537	$7,103	$—	$—	$7,103
Mutual Funds:
U.S. Equity	407	—	—	407	472	—	—	472
International Equity	1,596	—	—	1,596	1,808	—	—	1,808
Bond	2,914	—	—	2,914	2,474	—	—	2,474
Cash	515	—	—	515	1,088	—	—	1,088
Total	$11,969	$—	$—	$11,969	$12,945	$—	$—	$12,945

The Company’s target asset allocation for fiscal 2016 and its asset allocation at January 30, 2016 and January 31, 2015 were as follows, by asset category:

	Target Allocation	Percentage of plan assets at
	Fiscal 2016	January 30, 2016	January 31, 2015
Asset category:
Equity securities	73.0%	71.4%	72.5%
Debt securities	24.0%	24.3%	19.1%
Cash	3.0%	4.3%	8.4%
Total	100.0%	100.0%	100.0%
The target policy is set to maximize returns with consideration to the long-term nature of the obligations and maintaining a lower level of overall volatility through the allocation of fixed income. The asset allocation is reviewed throughout the year for adherence to the target policy and is rebalanced periodically towards the target weights.

Supplemental Executive Retirement Plan

In connection with the Casual Male acquisition, the Company also assumed the liability of the Casual Male Supplemental Retirement Plan (the “SERP”).

The following table sets forth the SERP’s funded status at January 30, 2016 and January 31, 2015:

	January 30, 2016	January 31, 2015
	in thousands
Change in benefit obligation:
Balance at beginning of period	$745	$629
Benefits and expenses paid	(30)	(30)
Interest costs	25	27
Actuarial (gain) loss	(70)	119
Balance at end of year	$670	$745

Change in fair value of plan assets
Balance at beginning of period	$—	$—
Employer contributions	30	30
Benefits and expenses paid	(30)	(30)
Balance at end of period	$—	$—

Projected benefit obligation	$670	$745

Reconciliation of Funded Status
Projected benefit obligation	$670	$745
Fair value of plan assets	—	—
Unfunded Status	$(670)	$(745)

Balance Sheet Classification
Other long-term liabilities	$670	$745

Other changes recognized in other comprehensive loss, before taxes (in thousands):

	January 30, 2016	January 31, 2015	February 1, 2014
Other changes recognized in other comprehensive loss, before taxes:	in thousands
Unrecognized losses at the beginning of the year	$256	$142	$171
Net periodic pension cost	(34)	(31)	(30)
Employer contribution	30	30	30
Change in benefit obligations	(74)	115	(29)
Unrecognized losses at the end of year	$178	$256	$142

Assumptions used to determine the benefit obligations as of January 30, 2016 and January 31, 2015 included a discount rate of 4.16% for fiscal 2015 and 3.42% for fiscal 2014. Assumptions used to determine the net periodic benefit cost for the years ended January 30, 2016, January 31, 2015 and February 1, 2014 included a discount rate of 4.16% for fiscal 2015, 3.42% for fiscal 2014 and 4.43% for fiscal 2013.

Defined Contribution Plan

The Company has one defined contribution plan, the Destination XL Group, Inc. 401(k) Savings Plan (the “401(k) Plan”).  Under the 401(k) Plan, the Company offers a qualified automatic contribution arrangement (“QACA”) with the Company matching 100% of the first 1% of deferred compensation and 50% of the next 5% (with a maximum contribution of 3.5% of eligible compensation). As of January 1, 2015, employees who are 21 years of age or older are eligible to make deferrals after 6 months of employment and are eligible to receive a Company match after one year of employment and 1,000 hours.

The Company recognized $2.0 million, $1.6 million and $1.5 million of expense under this plan in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

J. DISCONTINUED OPERATIONS

Sears Canada

In the second quarter of fiscal 2014, the Company notified Sears Canada of its intent to exit the business and began the process of an orderly wind-down. The Company ceased taking new orders and completed the run-off of operations through a final settlement with Sears during the fourth quarter of fiscal 2014. The loss for fiscal 2014 includes a charge, recorded in the second quarter of fiscal 2014, of approximately $0.8 million related primarily to inventory reserves and sales allowances as a result of our decision to exit the business.  The following are the results of operations for fiscal 2014 and fiscal 2013.  There were no results of operations for this discontinued business in fiscal 2015.

For the fiscal year ended:	January 31, 2015	February 1, 2014
	(in thousands)
Sales	$(450)	$3,227
Gross margin	(998)	1,296
Selling, general and administrative expenses	(120)	(828)
Depreciation and amortization	—	—
Provision (benefit) from income taxes	—	—
Income (loss) from discontinued operations	$(1,118)	$468

K. SELECTED QUARTERLY DATA (UNAUDITED)

(Certain columns may not foot due to rounding.)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	FULL YEAR
	(In Thousands, Except Per Share Data)
FISCAL YEAR 2015
Sales	$104,405	$114,147	$99,625	$124,044	$442,221
Gross profit	48,239	53,883	44,864	56,853	203,839
Operating income (loss)	248	(166)	(4,626)	(546)	(5,090)
Income (loss) before taxes	(513)	(912)	(5,409)	(1,314)	(8,148)
Income tax provision	61	67	63	69	260
Net loss	$(574)	$(979)	$(5,472)	$(1,383)	$(8,408)
Earnings (loss) per share – basic and diluted	$(0.01)	$(0.02)	$(0.11)	$(0.03)	$(0.17)

FISCAL YEAR 2014 (1)
Sales	$96,659	$104,162	$93,640	$119,559	$414,020
Gross profit	43,938	48,237	40,572	57,267	190,014
Operating income (loss)	(2,939)	(2,562)	(5,522)	2,221	(8,802)
Income (loss) before taxes	(3,350)	(3,013)	(6,028)	1,457	(10,934)
Income tax provision	47	63	63	70	243
Income (loss) from continuing operations	(3,397)	(3,076)	(6,091)	1,387	(11,177)
Income (loss) from discontinued operations	(139)	(956)	(190)	167	(1,118)
Net income (loss)	$(3,536)	$(4,032)	$(6,281)	$1,554	$(12,295)
Earnings (loss) per share – basic and diluted	$(0.07)	$(0.08)	$(0.13)	$0.03	$(0.25)

(1)

As discussed in Note J, during the fourth quarter of fiscal 2014, the Company completed the wind down of its Sears Canada direct business. Accordingly, the operating results for the first three quarters of fiscal 2014 were restated for discontinued operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 30, 2016, our disclosure controls and procedures were effective.

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

Management assessed the design and effectiveness of our internal control over financial reporting as of January 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework (2013).

Based on management’s assessment and the above mentioned criteria, management determined that we maintained effective internal control over financial reporting as of January 30, 2016.

KPMG, LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting as of January 30, 2016, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

of Destination XL Group, Inc.

We have audited Destination XL Group, Inc.’s (the Company) internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Destination XL Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Destination XL Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Destination XL Group, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended January 30, 2016, and our report dated March 18, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

March 18, 2016

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III.

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to this Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended January 30, 2016 in connection with our 2016 Annual Meeting of Stockholders.

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 30, 2016.

Item 11. Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 30, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 30, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 30, 2016.

Item 14. Principal Accounting Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 30, 2016.

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

3.10	Fourth Amended and Restated By-Laws (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 18, 2015, and incorporated herein by reference).
10.1	Company’s 2006 Incentive Compensation Plan, as amended (included as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 17, 2014, and incorporated herein by reference).	†
10.2

Form of Non-Qualified Option Agreement for the Chairman and Executive Officers (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2006, and incorporated herein by reference).

†
10.3

Form of Incentive Stock Option Agreement for the Chairman and Executive Officers (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2006, and incorporated herein by reference).

†
10.4

Form of Non-Qualified Option Agreement for Non-Employee Directors (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2006, and incorporated herein by reference).

†
10.5

Company’s Second Amended and Restated Non-Employee Director Compensation Plan (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 27, 2015, and incorporated herein by reference).

†
10.6	First Amendment to the Company’s Second Amended and Restated Non-Employee Director Compensation Plan	†*
10.7	Second Amendment to the Company’s Second Amended and Restated Non-Employee Director Compensation Plan	†*

Exhibits
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

**
10.9

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

10.10

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

**
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

10.21

Equipment Security Note Number 17608-70011 to the Master Loan and Security Agreement, as amended, dated March 28, 2014 between the Company and Banc of America Leasing & Capital LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 1, 2014, and incorporated herein by reference).

Exhibits

10.22

Equipment Security Note Number 17608-70012 to the Master Loan and Security Agreement, as amended, dated March 28, 2014 between the Company and Banc of America Leasing & Capital LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 1, 2014, and incorporated herein by reference).

10.23

Equipment Security Note Number 17608-70013 to the Master Loan and Security Agreement, as amended, dated June 23, 2014 between the Company and Banc of America Leasing & Capital LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2014, and incorporated herein by reference).

10.24

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

**
10.26

Employment and Chairman Compensation Agreement, dated August 7, 2014, between the Company and Seymour Holtzman (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2014, and incorporated herein by reference).

†
10.27

Revised and Restated Employment Agreement dated as of November 5, 2009 between the Company and David A. Levin (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2009, and incorporated herein by reference).

†
10.28

Amended and Restated Employment Agreement between the Company and Peter H. Stratton, Jr. dated as of May 29, 2014 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2014, and incorporated herein by reference).

†
10.29

Employment Agreement between the Company and Robert S. Molloy dated as of January 7, 2010 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 11, 2010, and incorporated herein by reference).

†
10.30

Employment Agreement between the Company and Francis Chane dated as of January 8, 2010 (included as Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference).

†
10.31

Employment Agreement between the Company and Kenneth Ederle dated as of September 2, 2015 (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 20, 2015, and incorporated herein by reference).

†
10.32

Employment Agreement between the Company and Jack R. McKinney dated as of January 8, 2010 (included as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference).

†
10.33

Employment Agreement between the Company and Peter E. Schmitz dated as of January 1, 2013 (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 22, 2013, and incorporated herein by reference).

†
10.34

Employment Agreement between the Company and Walter E. Sprague dated as of January 8, 2010 (included as Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on March 19, 2010, and incorporated herein by reference).

†
10.35

Employment Agreement between the Company and Brian Reaves dated as of November 10, 2014 (included as Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on March 25, 2015, and incorporated herein by reference).

†
10.36

Employment Agreement between the Company and Derrick Walker dated as of May 29, 2012 (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 17, 2012, and incorporated herein by reference).

†

Exhibits
10.37

Employment Agreement between the Company and Angela Chew dated as of February 1, 2015 (included as Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on March 25, 2015, and incorporated herein by reference).

†
10.38

Employment Agreement between the Company and John F. Cooney dated as of May 17, 2015 (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 27, 2015, and incorporated herein by reference).

†
10.39	Employment Agreement between the Company and Nancy Youssef dated as of November 2, 2015.	†*
10.40	2013-2016 Destination XL Group, Inc. Long-Term Incentive Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2013, and incorporated herein by reference).	†
10.41

2016 Destination XL Group, Inc. Long-Term Incentive Wrap-Around Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 13, 2014, and incorporated herein by reference).

†
10.42

Form of Non-Qualified Stock Option Agreement pursuant to the Company’s 2013-2016 Long-Term Incentive Plan (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 23, 2013, and incorporated herein by reference).

†
10.43

Form of Restricted Stock Agreement pursuant to the Company’s 2013-2016 Long-Term Incentive Plan (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 23, 2013, and incorporated herein by reference).

†
10.44	Company’s Second Amended and Restated Annual Incentive Plan (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 19, 2010 and incorporated herein by reference).	†
10.45

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

Exhibits
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended January 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*

*	Filed herewith.
**	Portions of this Exhibit have been omitted pursuant to a grant of confidential treatment.
†	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINATION XL GROUP, INC.
March 18, 2016
	By:	/s/ DAVID A. LEVIN
David A. Levin President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ DAVID A. LEVIN David A. Levin	President and Chief Executive Officer (Principal Executive Officer) and Director	March 18, 2016
/s/ PETER H. STRATTON, JR. Peter H. Stratton, Jr.	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 18, 2016
/s/ JOHN F. COONEY John F. Cooney	Vice President of Finance, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 18, 2016
/s/ SEYMOUR HOLTZMAN Seymour Holtzman	Chairman of the Board of Directors	March 18, 2016
/s/ ALAN S. BERNIKOW Alan S. Bernikow	Director	March 18, 2016
/s/ JESSE H. CHOPER Jesse H. Choper	Director	March 18, 2016
/s/ JOHN E. KYEES John E. Kyees	Director	March 18, 2016
/s/ WILLEM MESDAG Willem Mesdag	Director	March 18, 2016
/s/ WARD K. MOONEY Ward K. Mooney	Director	March 18, 2016
/s/ GEORGE T. PORTER, JR. George T. Porter, Jr.	Director	March 18, 2016
/s/ MITCHELL S. PRESSER Mitchell S. Presser	Director	March 18, 2016
/s/ IVY ROSS Ivy Ross	Director	March 18, 2016