Form 10-Q
period 2016-04-30
DESTINATION XL GROUP, INC.
filed 2016-05-20
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2016

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

The number of shares of the registrant’s common stock outstanding as of May 13, 2016 was 50,843,797.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	April 30, 2016	January 30, 2016
	(Fiscal 2016)	(Fiscal 2015)

ASSETS
Current assets:
Cash and cash equivalents	$5,853	$5,170
Accounts receivable	4,328	4,721
Inventories	125,788	125,014
Prepaid expenses and other current assets	9,440	8,254
Total current assets	145,409	143,159

Property and equipment, net of accumulated depreciation and amortization	124,070	124,962

Other assets:
Intangible assets	2,552	2,669
Other assets	3,718	3,557
Total assets	$275,749	$274,347

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7,592	$7,155
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	28,456	30,684
Accrued expenses and other current liabilities	24,602	33,778
Borrowings under credit facility	55,741	41,984
Total current liabilities	117,856	115,066

Long-term liabilities:
Long-term debt, net of current portion	16,655	19,003
Deferred rent and lease incentives	31,509	30,934
Deferred gain on sale-leaseback, net of current portion	12,823	13,189
Deferred tax liability	222	196
Other long-term liabilities	7,374	7,555
Total long-term liabilities	68,583	70,877

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 61,709,568 and 61,692,285 shares issued at April 30, 2016 and January 30, 2016, respectively	617	617
Additional paid-in capital	303,161	302,727
Treasury stock at cost, 10,877,439 shares at April 30, 2016 and January 30, 2016	(87,977)	(87,977)
Accumulated deficit	(120,097)	(120,311)
Accumulated other comprehensive loss	(6,394)	(6,652)
Total stockholders' equity	89,310	88,404
Total liabilities and stockholders' equity	$275,749	$274,347

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	April 30, 2016	May 2, 2015
	(Fiscal 2016)	(Fiscal 2015)

Sales	$107,891	$104,405
Cost of goods sold including occupancy costs	58,125	56,166
Gross profit	49,766	48,239

Expenses:
Selling, general and administrative	41,369	41,469
Depreciation and amortization	7,342	6,522
Total expenses	48,711	47,991

Operating income	1,055	248

Interest expense, net	(784)	(761)

Income (loss) before provision for income taxes	271	(513)
Provision for income taxes	57	61

Net income (loss)	$214	$(574)

Net income (loss) per share - basic and diluted:
Net income (loss) per share - basic	$0.00	$(0.01)
Net income (loss) per share - diluted	$0.00	$(0.01)

Weighted-average number of common shares outstanding:
Basic	49,513	49,019
Diluted	49,880	49,019

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended
	April 30, 2016	May 2, 2015
	(Fiscal 2016)	(Fiscal 2015)
Net income (loss)	$214	$(574)

Other comprehensive income (loss) before taxes:
Foreign currency translation	45	23
Pension plans	213	236
Other comprehensive income (loss) before taxes	258	259
Tax (provision) benefit related to items of other comprehensive income (loss)	—	—
Other comprehensive income (loss), net of tax	258	259
Comprehensive income (loss)	$472	$(315)

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at January 30, 2016	61,692	$617	$302,727	(10,877)	$(87,977)	$(120,311)	$(6,652)	$88,404

Stock compensation expense			315					315
Board of Directors compensation	18		119					119
Accumulated other comprehensive income (loss):
Unrecognized gain associated with pension plan							213	213
Foreign currency							45	45
Net income						214		214
Balance at April 30, 2016	61,710	$617	$303,161	(10,877)	$(87,977)	$(120,097)	$(6,394)	$89,310

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	April 30, 2016	May 2, 2015
	(Fiscal 2016)	(Fiscal 2015)
Cash flows from operating activities:
Net income (loss)	$214	$(574)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Amortization of deferred gain on sale-leaseback	(366)	(366)
Amortization of deferred debt issuance costs	68	70
Depreciation and amortization	7,342	6,522
Deferred taxes, net of valuation allowance	26	27
Stock compensation expense	315	598
Board of Directors stock compensation	119	130

Changes in operating assets and liabilities:
Accounts receivable	393	(2,040)
Inventories	(774)	(8,552)
Prepaid expenses and other current assets	(1,186)	(1,602)
Other assets	(161)	59
Accounts payable	(2,228)	4,865
Deferred rent and lease incentives	575	763
Accrued expenses and other liabilities	(9,300)	(7,851)
Net cash used for operating activities	(4,963)	(7,951)

Cash flows from investing activities:
Additions to property and equipment, net	(6,132)	(9,568)
Net cash used for investing activities	(6,132)	(9,568)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	61
Principal payments on long-term debt	(1,949)	(1,862)
Costs associated with debt issuances	—	(8)
Net borrowings under credit facility	13,727	21,295
Net cash provided by financing activities	11,778	19,486
Net increase in cash and cash equivalents	683	1,967
Cash and cash equivalents:
Beginning of period	5,170	4,586
End of period	$5,853	$6,553

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

Notes to Consolidated Financial Statements

1. Basis of Presentation

In the opinion of management of Destination XL Group, Inc., a Delaware corporation (formerly known as Casual Male Retail Group, Inc. and, collectively with its subsidiaries, referred to as the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company’s audited consolidated financial statements for the fiscal year ended January 30, 2016 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 18, 2016.

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

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2016 and fiscal 2015 are 52-week periods ending January 28, 2017 and January 30, 2016, respectively.

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

Intangibles

At April 30, 2016, the “Casual Male” trademark had a carrying value of $0.8 million and is considered a definite-lived asset. The Company is amortizing the remaining carrying value on an accelerated basis, consistent with projected cash flows through fiscal 2018, its estimated remaining useful life.

The Company’s “Rochester” trademark is considered an indefinite-lived intangible asset and has a carrying value of $1.5 million. During the first three months ended April 30, 2016, no event or circumstance occurred which would cause a reduction in the fair value of the Company’s reporting units, requiring interim testing of the Company’s “Rochester” trademark.

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

The fair value of long-term debt is classified within Level 2 of the valuation hierarchy. At April 30, 2016, the fair value approximates the carrying amount based upon terms available to the Company for borrowings with similar arrangements and remaining maturities.

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

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income and reclassifications from AOCI for the three months ended April 30, 2016 and May 2, 2015, respectively, were as follows:

	April 30, 2016			May 2, 2015
For the three months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of the quarter	$(6,113)	$(539)	$(6,652)	$(7,795)	$(443)	$(8,238)

Other comprehensive income before reclassifications, net of taxes	61	45	106	97	23	120

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	152	—	152	139	—	139

Other comprehensive income for the period	213	45	258	236	23	259

Balance at end of quarter	$(5,900)	$(494)	$(6,394)	$(7,559)	$(420)	$(7,979)

(1)

Includes the amortization of the unrecognized (gain)/loss on pension plans which was charged to “Selling, General and Administrative” Expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $152,000 and $139,000 for the three months ended April 30, 2016 and May 2, 2015, respectively. There was no tax benefit for either period.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition,” as well as various other sections of the ASC, such as, but not limited to, ASC 340-20, “Other Assets and Deferred Costs - Capitalized Advertising Costs”. The core principle of ASU 2014-09 is that an entity should recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet). Early adoption is permitted after December 15, 2016. The Company is currently analyzing the impact of the adoption of ASU No. 2014-09 on its Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact this pronouncement will have on its Consolidated Financial Statements but does not expect that there will be any material impact on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which will require an entity to recognize lease assets and lease liabilities on its balance sheet and will increase disclosure requirements on its leasing arrangements.  The ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein.  Early adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. The Company is currently evaluating the impact this pronouncement will have its Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-04, “Liabilities—Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products,” which amends exempting gift cards and other prepaid stored-value products from the guidance on extinguishing financial liabilities. Rather, they will be subject to breakage accounting consistent with the new revenue guidance in Topic 606. However, the exemption only applies to breakage liabilities that are not subject to unclaimed property laws or that are attached to segregated bank accounts (e.g., consumer debit cards).  The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this pronouncement to have a material impact on its Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards, and classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not expect that the adoption of this pronouncement will have a material impact on its Consolidated Financial Statements.

No other new accounting pronouncements, issued or effective during the first three months of fiscal 2016, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

At April 30, 2016, the Company had outstanding borrowings under the Credit Facility of $56.2 million, before unamortized debt issuance costs of $0.4 million. Outstanding standby letters of credit were $2.5 million and outstanding documentary letters of credit were $0.5 million. Unused excess availability at April 30, 2016 was $55.0 million. Average monthly borrowings outstanding under the Credit Facility during the first three months of fiscal 2016 were $50.6 million, resulting in an average unused excess availability of approximately $61.0 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.  Pursuant to the terms of the Credit Facility, if the Company’s excess availability under the Credit Facility fails to be equal to or greater than the greater of (i) 10% of the Loan Cap (defined in the Credit Facility as the lesser of the revolving credit commitments at such time or the borrowing base at the relevant measurement time) and (ii) $7.5 million, the Company will be required to maintain a minimum consolidated fixed charge coverage ratio of 1.0:1.0 in order to pursue certain transactions, including but not limited to, stock repurchases, payment of dividends and business acquisitions.

Borrowings made pursuant to the Credit Facility will bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% or (c) the annual ICE-LIBOR rate (“LIBOR”) for the respective interest period) plus a varying percentage, based on the Company’s borrowing base, of 0.50%-0.75% for prime-based borrowings and 1.50%-1.75% for LIBOR-based borrowings. The Company is also subject to an unused line fee of 0.25%. At April 30, 2016, the Company’s prime-based interest rate was 4.0%. At April 30, 2016, the Company had approximately $49.0 million of its outstanding borrowings in LIBOR-based contracts with an interest rate of 1.9%. The LIBOR-based contracts expired between May 2, 2016 and May 4, 2016. When a LIBOR-based borrowing expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

The fair value of the amount outstanding under the Credit Facility at April 30, 2016 approximated the carrying value.

Long-Term Debt

Components of long-term debt are as follows:

(in thousands)	April 30, 2016	January 30, 2016
Equipment financing notes	$11,202	$12,901
Term loan, due 2019	13,500	13,750
Less: unamortized debt issuance costs	(455)	(493)
Total long-term debt	24,247	26,158
Less: current portion of long-term debt	7,592	7,155
Long-term debt, net of current portion	$16,655	$19,003

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

3. Long-Term Incentive Plans

The following is a summary of the Company’s long-term incentive plans.  All equity awards granted under these long-term incentive plans are issued from the Company’s shareholder approved 2006 Incentive Compensation Plan.  See Note 4, Stock-Based Compensation.

2013-2016 LTIP

The 2013-2016 Long-Term Incentive Plan (“2013-2016 LTIP”) was approved in the second quarter of fiscal 2013.  Pursuant to the terms of the 2013-2016 LTIP, on the date of grant, each participant was granted an unearned and unvested award equal in value to four times his/her annual salary multiplied by the applicable long-term incentive program percentage, which is 100% for the Company’s Chief Executive Officer, 70% for its senior executives and 50% for other participants in the plan, which the Company refers to as the “Projected Benefit Amount.” Each participant was granted 50% of the Projected Benefit Amount in shares of restricted stock, 25% in stock options and the remaining 25% in cash.

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

Assuming the Company achieves the performance target and 100% of the Projected Benefit Amount vests, excluding estimated forfeitures, the total potential value of all awards over this four-year period, as of April 30, 2016, would be approximately $19.6 million. Approximately half of the compensation expense relates to the time-vested awards, which is being expensed over forty-four months, based on the respective vesting dates. As the performance targets were not deemed probable at April 30, 2016, no expense for the performance-based awards has been recognized through April 30, 2016.

2016 Long-Term Incentive Wrap-Around Plan

The 2016 Long-Term Incentive Wrap-Around Plan (the “Wrap-Around Plan”), which was approved in the fourth quarter of fiscal 2014, is a supplemental performance-based incentive plan that is only effective if there is no vesting of the performance-based awards under the 2013-2016 LTIP and, as a result, all performance-based awards under that plan are forfeited. Under the Wrap-Around Plan, if the target level performance metrics for fiscal 2016 are met, participants will be eligible to receive a payout equal to 80% of the dollar value of the performance-based compensation they were eligible to receive under the 2013-2016 LTIP.  If the target level performance metrics for fiscal 2016 under the Wrap-Around Plan are exceeded, the greatest payout that participants will be eligible to receive is 100% of the dollar value of the performance-based compensation they were eligible to receive under the 2013-2016 LTIP.  Any award earned will be paid 50% in cash and 50% in shares of restricted stock.

The performance target under the Wrap-Around Plan consists of two metrics, Sales and EBITDA, with threshold (50%), target (80%) and maximum (100%) payout levels.  Each metric is weighted as 50% of the total performance target.  However, in order for there to be any payout under either metric, EBITDA for fiscal 2016 must be equal to or greater than the minimum threshold.

The Wrap-Around Plan also provides for an opportunity to receive additional shares of restricted stock if the performance targets are achieved and the Company’s closing stock price is $6.75 or higher on the day earnings for fiscal 2016 are publicly released. If the Company’s stock price is $6.75, the payout in restricted shares will be increased by 20% and if the stock price is $7.25 or higher, the payout in restricted shares will be increased by 30%, with a pro-rata payout between $6.75 and $7.25.  The portion of the award payable in cash is not affected by the stock price. All awards granted pursuant to the Wrap-Around Plan will not vest until the last day of the second quarter of fiscal 2017.

Assuming that the Company achieves the performance target at target levels under the Wrap-Around Plan, and further assuming that the Company’s stock price is greater than $7.25, at the time the Company’s earnings are publicly released, the compensation expense associated with this Wrap-Around Plan is estimated to be approximately $8.8 million.  Through the end of the first quarter of fiscal 2016, the Company has accrued approximately $1.6 million in compensation expense related to the potential payout of performance awards under the Wrap-Around Plan.

2016-2017 Long-Term Incentive Plan

With the 2013-2016 LTIP and Wrap-Around Plan expiring at the end of fiscal 2016, on March 15, 2016, the Compensation Committee approved the Destination XL Group, Inc. Long-Term Incentive Plan (the “new LTIP”).

Under the terms of the new LTIP, each year the Compensation Committee will establish performance targets which will cover a two-year performance period (each a “Performance Period”), thereby creating overlapping Performance Periods.  Each participant in the plan will be entitled to receive an award based on that participant’s “Target Cash Value” which is defined as the participant’s annual base salary (on the participant’s effective date) multiplied by his or her long-term incentive program percentage, which is 100% for the Company’s Chief Executive Officer, 70% for its senior executives and 25% for other participants in the plan.  Because of the overlapping two-year Performance Periods, the Target Cash Value for any award is based on one year of annual salary, as opposed to two years to avoid doubling an award payout in any given fiscal year.

For each participant, 50% of the Target Cash Value is subject to time-based vesting and 50% is subject to performance-based vesting.  The time-vested portion of the award will vest in two installments with 50% of the time-vested portion vesting on April 1 following the fiscal year end which marks the end of the applicable Performance Period and 50% vesting on April 1 the succeeding year. The performance-based vesting is subject to the achievement of the performance target(s) for the applicable Performance Period.   Any performance award granted will vest on August 31 following the end of the applicable Performance Period.

The Compensation Committee established two performance targets for the 2016-2017 Performance Period under the new LTIP (the “2016-2017 LTIP”), each weighted 50%. The first target is EBITDA for fiscal 2017, defined as earnings before interest, taxes, depreciation and amortization and the second target is “DXL Comparable Store Marginal Cash-Over-Cash Return”, defined as the aggregate of each comparable DXL store’s four-wall cash flow for fiscal 2017 divided by the aggregate capital investment, net of any tenant allowance, for each comparable DXL store.

All awards granted under the 2016-2017 LTIP will be in restricted stock units (RSUs). Assuming that the Company achieves the performance target at target levels and all time-vested awards vest, the compensation expense associated with the 2016-2017 LTIP is estimated to be approximately $4.4 million.  Approximately half of the compensation expense, or $2.2 million, relates to the time-vested RSUs, which are being expensed over thirty-six months, based on the respective vesting dates. With respect to the performance-based component, RSUs will be granted at the end of the performance period if the performance targets are achieved. Through the end of the first quarter of fiscal 2016, the Company has accrued approximately $0.1 million in compensation expense related to the potential payout of performance awards under the 2016-2017 LTIP.

4. Stock-Based Compensation

2006 Incentive Compensation Plan

The Company has one active stock-based compensation plan: the 2006 Incentive Compensation Plan (as amended and restated effective as of August 1, 2013, the “2006 Plan”). Pursuant to the 2006 Plan, the Company has 7,250,000 shares authorized for issuance, of which 4,250,000 shares may be subject to the granting of awards other than stock options and stock appreciation rights.

The following tables summarize the stock option activity and share activity under the 2006 Plan for the first three months of fiscal 2016:

	Number of shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	2,728,621	$5.00
Options granted	—	—
Options canceled	—	—
Options exercised	—	—
Outstanding options at end of quarter	2,728,621	$5.00	6.7 years	$1,157,774
Options exercisable at end of quarter	1,040,417	$4.88	6.0 years	$615,408

	Restricted shares	Restricted Stock Units (1)	Deferred shares (2)	Fully-vested shares (3)	Total number of shares	Weighted-average grant-date fair value (4)
Shares
Outstanding non-vested shares at beginning of year	1,320,143	—	31,587	—	1,351,730	$5.09
Shares granted	—	423,230	8,434	13,800	445,464	$5.14
Shares vested/issued	(1,666)	—	—	(13,800)	(15,466)	$4.76
Shares canceled	—	—	—	—	—	—
Outstanding non-vested shares at end of quarter	1,318,477	423,230	40,021	—	1,781,728	$5.11

(1)

During the first three months of fiscal 2016, the Company granted 423,230 RSUs in connection with the 2016-2017 LTIP.  The RSUs are time-vested awards that will vest over three years with the first 50% vesting on April 1, 2018 and the remaining 50% on April 1, 2019.

(2)

During the first three months of fiscal 2016, the Company granted 8,434 shares of deferred stock, with a fair value of approximately $39,084 to certain directors as compensation in lieu of cash, in accordance with their irrevocable elections. The shares of deferred stock will vest three years from the date of grant or at separation of service, based on the irrevocable election of each director.

(3)

During the first three months of fiscal 2016, the Company granted 13,800 shares of stock, with a fair value of approximately $63,894 to certain directors as compensation in lieu of cash, in accordance with their irrevocable elections. Directors are required to elect 50% of their quarterly retainer in equity.  All shares paid to directors to satisfy this election are issued from the Company’s 2006 Plan.  Any shares in excess of the minimum required election are issued from the Company’s Non-Employee Director Stock Purchase Plan.

(4)	The fair value of a restricted share, deferred share and fully-vested share is equal to the Company’s closing stock price on the day immediately preceding the date of grant.

Share Availability Under the 2006 Plan

At April 30, 2016, the Company had 569,221 shares available for future grant under the 2006 Plan, of which 464,815 remain available under the sublimit for awards other than options and stock appreciation rights.

Non-Employee Director Stock Purchase Plan

The Company granted 3,483 shares of common stock, with a fair value of approximately $16,271, to certain of its non-employee directors as compensation in lieu of cash in the first three months of fiscal 2016.

Valuation Assumptions

There were no grants of stock options during the first three months of fiscal 2016 and fiscal 2015.  For the first three months of fiscal 2016, the Company granted 423,230 RSUs and 8,434 shares of deferred stock. For the first three months of fiscal 2015, the Company granted 4,962 shares of deferred stock. Unless otherwise specified by the Compensation Committee, RSUs and deferred stock are valued using the closing price of the Company’s common stock on the day immediately preceding the date of grant.

Stock Compensation Expense

For the first three months of fiscal 2016 and fiscal 2015, the Company recognized total stock-based compensation expense of $0.3 million and $0.6 million, respectively. The total compensation cost related to time-vested stock options, restricted stock and RSU awards not yet recognized as of April 30, 2016 is approximately $2.8 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 24.5 months. At April 30, 2016, the Company had $7.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to its performance-based stock options and restricted stock under its 2013-2016 LTIP. As discussed above, the Company will begin recognizing compensation if, and when, achievement of the performance targets under the 2013-2016 LTIP becomes probable.

5. Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended
	April 30, 2016	May 2, 2015
(in thousands)
Common Stock Outstanding:
Basic weighted average common shares outstanding	49,513	49,019
Common stock equivalents – stock options and restricted stock (1)	367	—
Diluted weighted average common shares outstanding	49,880	49,019

(1)	Common Stock equivalents of 483 shares for the three months ended May 2, 2015 were excluded due to a net loss.

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period because the exercise price of such options was greater than the average market price per share of common stock for the respective periods or because of the unearned compensation associated with either the stock options or restricted stock units had an anti-dilutive effect.

	For the three months ended
	April 30, 2016	May 2, 2015
(in thousands, except exercise prices)
Stock Options (time-vested)	1,244	1,467
Restricted Stock Units (time-vested)	423	—
Range of exercise prices of such options	$4.91 - $7.52	$4.91 - $7.52

The above options, which were outstanding at April 30, 2016, expire from October 22, 2017 to November 2, 2025.

Excluded from the Company’s computation of basic and diluted earnings per share for first three months of fiscal 2016 were 941,082 shares of unvested performance-based restricted stock and 1,181,168 performance-based stock options. For the first three months of fiscal 2015, 933,486 shares of unvested performance-based restricted stock and 1,162,047 performance-based stock options were excluded from the Company’s computation of basic and diluted earnings per share for both periods. Performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved. In addition, shares of unvested time-based restricted stock of 377,395 and 766,837 were excluded from the computation of basic earnings per share for the first three months of fiscal 2016 and fiscal 2015, respectively, and will continue to be excluded until such shares vest. See Note 3, Long-Term Incentive Plans, for a discussion of the Company’s 2013-2016 LTIP and the respective performance targets.

Although the shares of performance-based and time-based restricted stock issued in connection with the 2013-2016 LTIP are not considered outstanding or common stock equivalents for earnings per share purposes until certain vesting and performance thresholds are achieved, all 1,318,477 shares of restricted stock outstanding at April 30, 2016 are considered issued and outstanding. Each share of restricted stock has all of the rights of a holder of the Company’s common stock, including, but not limited to, the right to vote and the right to receive dividends, which rights are forfeited if the restricted stock is forfeited.

6. Income Taxes

At April 30, 2016, the Company had total deferred tax assets of approximately $82.3 million, total deferred tax liabilities of $19.5 million and a corresponding valuation allowance of $63.0 million.

In the fourth quarter of fiscal 2013, the Company entered into a three-year cumulative loss position and based on forecasts at that time, the Company expected the cumulative three-year loss to increase as of the end of fiscal 2014. Management determined that this represented significant negative evidence at February 1, 2014. While the Company has projected it will return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, based on a consideration of all positive and negative evidence as of February 1, 2014, the Company established a full allowance against its net deferred tax assets. Based on the Company’s forecast for fiscal 2016, the Company believes that a full allowance remains appropriate at this time.

As of April 30, 2016, the Company had net operating loss carryforwards of $145.6 million for federal income tax purposes and $81.5 million for state income tax purposes that are available to offset future taxable income through fiscal year 2036. Additionally, the Company has alternative minimum tax credit carryforwards of $2.3 million, which are available to further reduce income taxes over an indefinite period. Additionally, the Company has $0.1 million and $2.5 million of net operating loss for tax purposes related to the Company’s operations in Hong Kong and Canada, respectively, though both are expected to expire largely unutilized. Included in the net operating loss carryforwards for both federal and state income tax is approximately $12.5 million relating to stock compensation deductions, the tax benefit from which, if realized, will be credited to additional paid-in capital.

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

The Company’s tax provision for the first three months of fiscal 2016 and fiscal 2015 represents an increase in our deferred tax liability for indefinite-lived intangibles as well as current state margin tax and foreign income tax.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to Topic 740, “Income Taxes”, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. The unrecognized tax benefit at April 30, 2016 was $3.0 million. This amount is directly associated with a prior year tax position related to exiting the European direct business. The amount of unrecognized tax benefit has been presented as a reduction in the reported amounts of its federal and state net operating loss carryforwards. It is the Company’s policy to record interest and penalties on unrecognized tax benefits as income taxes; however, no penalties or interest have been accrued on this liability because the carryforwards have not yet been utilized.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 2001, with remaining fiscal years subject to income tax examination by federal tax authorities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding cash flows, gross profit margins, marketing costs, store counts, capital expenditures, borrowings, sales and earnings expectations for fiscal 2016 and beyond, the expected impact of inventory management improvements on working capital in fiscal 2016 and the anticipated pace and number of store openings and closings in fiscal 2016. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report and our audited consolidated financial statements for the year ended January 30, 2016, included in our Annual Report on Form 10-K for the year ended January 30, 2016, as filed with the Securities and Exchange Commission on March 18, 2016 (our “Fiscal 2015 Annual Report”).

Numerous factors could cause our actual results to differ materially from such forward-looking statements. We encourage readers to refer to the “Risk Factors” section in Part I, Item 1A of our Fiscal 2015 Annual Report, that sets forth certain risks and uncertainties that may have an impact on future results and direction of our Company, including, without limitations, risks relating to the execution of our corporate strategy and ability to grow our market share.

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big & tall men’s apparel with retail and direct operations in the United States and London, England.  We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL®, Casual Male XL Outlets, Rochester Clothing, ShoesXL® and LivingXL®. At April 30, 2016, we operated 170 Destination XL stores, 121 Casual Male XL retail stores, 10 DXL outlet stores, 39 Casual Male XL outlet stores and 5 Rochester Clothing stores. Our direct business includes our DestinationXL.com and bigandtall.com e-commerce sites which support our stores, brands and product extensions.

Unless the context indicates otherwise, all references to “we,” “our,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years which end on January 28, 2017 and January 30, 2016 as “fiscal 2016” and “fiscal 2015,” respectively. Both fiscal years are 52-week periods.

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

RESULTS OF OPERATIONS

The following is a summary of results for the first quarter of fiscal 2016, including EBITDA, which is a non-GAAP measure. Please see “Non-GAAP Financial Measures” below for a reconciliation of Net Income to EBITDA. (Certain columns may not foot due to rounding)

	For the three months ended
	April 30, 2016	May 2, 2015
(in millions, except per share data)
Net income (loss)	$0.2	$(0.6)
EBITDA (Non-GAAP basis)	$8.4	$6.8

Diluted loss per share:
Net income (loss)	$0.00	$(0.01)

Executive Summary

Our DXL stores performed well during the first quarter of fiscal 2016, delivering a 5.8% comparable sales increase. Sales for the quarter started out strong, but business began to weaken towards the end of March and continued through April. Sales from our spring/summer categories, such as shorts and activewear, were below expectations for the first quarter. We believe our sales were impacted by the delayed arrival of warm weather, particularly in the northeast and midwest. However, we saw consistent, strong store sales results throughout the quarter in warm climate regions such as southern California, Arizona and Florida.

Our total revenues increased 3.3%, our merchandise margin remained flat to last year and our inventory at the end of first quarter increased less than 2.0% from the first quarter of fiscal 2015.  EBITDA for the first quarter of fiscal 2016 increased to $8.4 million as compared to $6.8 million for the prior year first quarter. On a diluted per share basis, net income for the first quarter of fiscal 2016 was breakeven as compared to a net loss of $(0.01) for the first quarter of fiscal 2015.

Growth in our DXL stores continues to be the primary contributor to our earnings improvement. The DXL comparable sales increase of 5.8% was the result of an increase in the total number of transactions for the quarter of 3.4% as well as an increase in the units per transaction of 3.5% and to a lesser extent an increase in dollars per transaction of 2.3%.  Sales per square foot for our DXL retail stores, on a rolling 12-month basis, were $179 at the end of the first quarter as compared with $168 per square foot for the rolling 12-month period at the end of the first quarter last year.  These metrics show that our merchandise mix is strong.  We expect that the arrival of warmer weather in the second quarter will drive comparable sales in our DXL stores, and our sales and earnings outlook for fiscal 2016 remain unchanged.

During the first quarter of fiscal 2016, we opened 4 DXL retail stores and 1 DXL outlet store, while closing 4 Casual Male XL retail stores and 1 Casual Male XL outlet.  For fiscal 2016, we plan to open 28 DXL retail stores and 3 DXL outlet stores.  In addition, we currently expect to close 26 Casual Male XL retail stores and 3 Casual Male XL outlet stores.

Inventory Management Review

At the beginning of fiscal 2016, we initiated a review of our inventory levels in our distribution center.  We also launched a review of our inventory procurement and management functions.  This review process has generated several changes that we are implementing to streamline operations at our distribution center, including tighter controls over the number of merchandise weeks of supply and improvements in inventory receipt flow and procurement. We expect these changes to result in a more optimized inventory structure that will improve our working capital position by at least $5.0 million in fiscal 2016.  We do not believe these changes will jeopardize sales from out-of-stock positions in either our stores or in our direct business.

Marketing Campaign

Our spring advertising campaign launched at the end of the first quarter of 2016 during the NFL draft and will continue to run through Father’s Day.  The campaign includes both television and radio commercials. Our marketing costs for fiscal 2016 are expected to decrease by approximately $2.6 million from fiscal 2015.  By gaining improved efficiencies in media buying and creative development, we believe this reduction will not have an adverse effect on our sales, awareness, or customer acquisition goals.

Fiscal 2016 Outlook

For fiscal 2016, our earnings guidance remains within original guidance previously provided as follows:

•	Sales are expected to range from $465.0 million to $472.0 million, with a total company comparable sales increase of approximately 4.8% to 5.5%.
•	Gross margin rate of 46.2% to 46.5%.
•	EBITDA of $31.0 to $35.0 million.
•	Net loss, on a GAAP basis, of $(0.09) per diluted share to breakeven.
•

Adjusted net loss, on a non-GAAP basis, of $(0.05) per diluted share to breakeven.  Because we expect to continue providing a full valuation allowance against our deferred tax assets, we will not recognize any income tax benefit in fiscal 2016. This adjusted net loss was calculated, assuming a normal tax benefit of approximately 40%, by taking the 2016 forecasted earnings of breakeven to a net loss of $(0.09) and multiplying each by 40% to calculate an estimated income tax provision (benefit) of $0.00-$(0.04) per diluted share, resulting in an adjusted net loss of $(0.05) per diluted share to breakeven.

As a result of our inventory management improvement efforts, including tighter controls over weeks of supply and improvement in the timing of inventory receipts, we have updated our cash flow guidance:

•

At the end of fiscal 2016, we expect to have total debt of approximately $59.0-64.0 million (a decrease from our previous guidance of $64.0-$69.0 million), consisting of $12.8 million outstanding from a term loan, $6.6 million outstanding from equipment financing notes with the balance from our credit facility.

•

From a liquidity perspective, we expect cash flow from operating activities of $35.0 to $40.0 million (an increase from our previous guidance of $30.0 to $35.0 million), including tenant allowances, resulting in positive free cash flow, before DXL capital expenditures, a non-GAAP measure, of approximately $25.6 million to $30.6 million (an increase from our previous guidance of $20.6 million to $25.6 million). Free cash flow a non-GAAP measure will be approximately $5.0-$10.0 million (an increase from our previous guidance of breakeven to $5.0 million).

•

Capital expenditures are expected to remain unchanged at approximately $30.0 million, which are primarily related to opening our DXL stores, and will be partially offset by approximately $7.0-$8.0 million in tenant allowances. We expect to fund our capital expenditures primarily from our operating cash flow.

Financial Summary

Sales

First Quarter
(in millions)
Sales for the first quarter of fiscal 2015	$104.4
Less 2015 sales for stores that have closed	(7.1)
$97.3

Increase in comparable sales	1.9
Non-comparable sales, primarily DXL stores open less than 13 months	8.4
Other, net	0.3
Sales for the first quarter of fiscal 2016	$107.9

For the first quarter of fiscal 2016, total sales were $107.9 million as compared to $104.4 million for the first quarter of fiscal 2015. The increase of $3.5 million in total sales was primarily due to a 2.0% increase in comparable sales of $1.9 million, an increase in non-comparable store sales of $8.4 million and an increase of $0.3 million of other revenue, partially offset by $7.1 million in lost sales from closed and converted stores.

Our comparable sales increase for the first quarter of $1.9 million, was driven by our 144 comparable DXL retail stores which increased 5.8%, or $2.9 million, against a comparable increase of 8.7% for the first quarter of fiscal 2015.  Even with the late arrival of warm weather, comparable sales for the first quarter increased as a result of a 3.4% increase in the number of transactions and a 3.5% increase in units per transaction.

Gross Profit Margin

For the first quarter of fiscal 2016, our gross margin rate, inclusive of occupancy costs, was 46.1% as compared to a gross margin rate of 46.2% for the first quarter of fiscal 2015. The 10 basis point decrease was due to an increase in occupancy costs of 10 basis points.

On a dollar basis, occupancy costs for the first quarter of fiscal 2016 increased 4.1% over the prior year’s first quarter, driven primarily by the overall increase in square footage as a result of our DXL store openings. Merchandise margin for the first quarter of fiscal 2016 remained flat with the prior year’s first quarter.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A expenses for the first quarter of fiscal 2016 were 38.3% as compared to 39.7% for the first quarter of fiscal 2015. On a dollar basis, SG&A decreased slightly by $0.1 million as a result of decreases in store opening costs and advertising costs partially offset by an increase in store payroll costs.  Pre-opening payroll, training and other incremental costs to support our DXL store openings were $0.6 million for the first quarter of fiscal 2016 as compared to $1.1 million for the first quarter of fiscal 2015.

Depreciation and Amortization

Depreciation and amortization for the first quarter of fiscal 2016 increased $0.8 million to $7.3 million as compared to $6.5 million for the first quarter of fiscal 2015.  The increase in depreciation and amortization for the first quarter of fiscal 2016 is due to the continued store growth associated with our rollout of the DXL store concept.

Interest Expense, Net

Net interest expense of $0.8 million for the first quarter of fiscal 2016 was flat as compared to the first quarter of fiscal 2015. With our continued planned store growth in fiscal 2016, interest costs are expected to increase slightly from fiscal 2015 as a result of higher average borrowings.  By the end of fiscal 2016, however, we expect that our total debt outstanding will be $59.0-$64.0 million, a decrease from $68.1 million at the end of fiscal 2015. See “Liquidity and Capital Resources” for more discussion regarding our current credit facility, long-term debt and future liquidity needs.

Income Taxes

At April 30, 2016, we had total deferred tax assets of $82.3 million, total deferred tax liabilities of $19.5 million and a corresponding valuation allowance of $63.0 million. The deferred tax assets include approximately $52.1 million of net operating loss carryforwards and approximately $5.6 million of deferred gain on our sale-leaseback and, to a lesser extent, other book/tax timing differences.

At the end of fiscal 2013, we established a full valuation allowance against our deferred tax assets.  Based on our earnings guidance for fiscal 2016, we believe that a full valuation allowance remains appropriate at this time.

Our tax provision, for the first quarter of fiscal 2016 and fiscal 2015, represents an increase in our deferred tax liability for indefinite-lived intangibles as well as current state margin tax and foreign income tax.

Net Income (Loss)

For the first quarter of fiscal 2016, we had net income of $0.2 million, or $0.00 per diluted share, compared with a net loss of $(0.6) million, or $(0.01) per diluted share, for the first quarter of fiscal 2015. On a non-GAAP basis, assuming a normalized tax rate for both periods, adjusted net income (loss) per share was the same as GAAP, with $0.00 per diluted share for the first quarter of fiscal 2016 and $(0.01) per diluted share for the first quarter of fiscal 2015.

Inventory

At April 30, 2016, total inventory was $125.8 million compared to $125.0 million at January 30, 2016 and $123.8 million at May 2, 2015. The 1.6% increase of $2.0 million from May 2, 2015 is due to a slight increase in total square footage, as well as a greater mix of higher-cost branded apparel. Clearance merchandise represented 8.7% of inventory at the end of the first quarter of fiscal 2016 as compared to 8.2% at the end of the first quarter of fiscal 2015.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility. Our current cash needs are primarily for working capital (essentially inventory requirements), capital expenditures and growth initiatives. As discussed below, our capital expenditures for fiscal 2016 are expected to be $30.0 million, primarily related to the planned opening of approximately 28 DXL retail stores and 3 DXL outlet stores and information technology projects. However, we expect to receive approximately $7.0-$8.0 million in tenant allowances to offset these capital expenditures.

We expect to fund our store growth in fiscal 2016 primarily through earnings and borrowings from our Credit Facility.  We currently believe that our existing cash generated by operations together with our Credit Facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements.

Over the past several months, we have been working on improving our inventory turnover, strengthening our control over the timing of merchandise receipts and tightening the weeks of merchandise on hand.  As a result, we have revised our liquidity and expected debt guidance for fiscal 2016 to reflect the working capital benefits of these improvements.  For fiscal 2016, we expect to generate free cash flow before DXL capital expenditures of $25.6 million to $30.6 million.  We will reinvest that cash to fund our DXL store growth in fiscal 2016, which we believe provides the best opportunity for return on capital. After DXL capital expenditures, we expect positive free cash flow of $5.0-$10.0 million.  While we expect that our average borrowings for fiscal 2016 will be greater than fiscal 2015, we expect that our total debt at the end of fiscal 2016 will be approximately $59.0-$64.0 million, a decrease from $68.1 million at the end of fiscal 2015.

For the first three months of fiscal 2016, free cash flow, which we define as cash flow from operating activities, less capital expenditures, improved by $6.4 million to $(11.1) million from $(17.5) million for the first three months of fiscal 2015. This improvement in free cash flow was primarily due to the improvement in operating results and lower capital expenditures as compared to fiscal 2015. See “Non-GAAP Financial Measures” below regarding non-GAAP free cash flow.

The following is a summary of our total debt outstanding at April 30, 2016 with the associated unamortized debt issuance costs:

(in thousands)	Gross Debt Outstanding	Less Debt Issuance Costs	Net Debt Outstanding
Credit facility	$56,172	$(431)	$55,741
Equipment financing notes	11,202	(78)	11,124
Term loan, due 2019	13,500	(377)	13,123
Total debt	$80,874	$(886)	$79,988

Credit Facility

Our Credit Facility provides for a maximum committed borrowing of $125.0 million, which, pursuant to an accordion feature, may be increased to $175.0 million upon our request and the agreement of the lender(s) participating in the increase. The Credit Facility includes a sublimit of $20.0 million for commercial and standby letters of credit and a sublimit of up to $15.0 million for swingline loans. The maturity date of the Credit Facility is October 29, 2019. Our Credit Facility is described in more detail in Note 2 to the Notes to the Consolidated Financial Statements included in this Quarterly Report.

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

We had outstanding borrowings of $56.2 million under the Credit Facility at April 30, 2016. At April 30, 2016, outstanding standby letters of credit were $2.5 million and outstanding documentary letters of credit were $0.5 million.  The average monthly borrowing outstanding under the Credit Facility during the first three months ended April 30, 2016 was approximately $50.6 million, resulting in an average unused excess availability of approximately $61.0 million. Unused excess availability at April 30, 2016 was $55.0 million. Our obligations under the Credit Facility are secured by a lien on substantially all of our assets, excluding (i) a first priority lien held by the lenders of the Term Loan Facility on certain of our equipment described below and (ii) intellectual property.

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

The Term Loan Facility includes usual and customary mandatory prepayment provisions for transactions of this type that are triggered by the occurrence of certain events.  In addition, the amounts advanced under the Term Loan Facility can be optionally prepaid in whole or part. All prepayments are subject to an early termination fee in the amount of: (a) 4% of the amount prepaid if the prepayment was prior to October 29, 2015; (b) 2% of the amount prepaid if the prepayment is after October 29, 2015, but prior to October 29, 2016; and (c) 1% of the amount prepaid if the prepayment is after October 29, 2016, but prior to October 29, 2017. There is no prepayment penalty after October 29, 2017.

The Term Loan Facility is secured by a first priority lien on certain of our equipment, and a second priority lien on substantially all of our remaining assets, excluding intellectual property.

Capital Expenditures

The following table sets forth the open stores and related square footage at April 30, 2016 and May 2, 2015, respectively:

	April 30, 2016		May 2, 2015
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	170	1,392	149	1,258
DXL Outlets	10	50	4	23
Casual Male XL Retail	121	431	152	538
Casual Male Outlets	39	123	44	140
Rochester Clothing	5	51	8	74
Total Stores	345	2,047	357	2,033

Below is a summary of store openings and closings from January 30, 2016 to April 30, 2016:

Number of Stores:	DXL	DXL Outlets	Casual Male XL Retail	Casual Male XL Outlets	Rochester Clothing	Total Stores
At January 30, 2016	166	9	125	40	5	345
New stores(1)	—	—	—	—	—	—
Replaced stores(2)	4	1	(3)	(1)	—	1
Closed retail stores(3)	—	—	(1)	—	—	(1)
At April 30, 2016	170	10	121	39	5	345
(1)	Represents stores opened in new markets.
(2)

Represents the total number of DXL stores opened in existing markets with the corresponding total number of Casual Male XL stores and/or Rochester Clothing stores closed in such markets in connection with those DXL store openings.

(3)	Represents closed stores for which there were no corresponding openings of a DXL store in the same market.

Our capital expenditures for the first three months of fiscal 2016 were $6.1 million as compared to $9.6 million for the first three months of fiscal 2015. The $3.5 million decrease is primarily related to the timing and decrease in average square footage of the new DXL stores opening in fiscal 2016 as compared to the prior year.  The Company opened 5 DXL stores in the first quarter of fiscal 2016 as compared to 13 DXL stores in the first quarter of fiscal 2015.

For fiscal 2016, our capital expenditures are expected to be approximately $30.0 million and we expect to receive approximately $7.0-$8.0 million in tenant allowances to offset these expenditures. Our budget includes approximately $20.6 million, excluding any allowance, related to the opening of 28 DXL retail stores and 3 DXL outlet stores, and approximately $5.9 million for continued information technology and other infrastructure projects. In addition, we expect to close approximately 26 Casual Male XL stores and 3 Casual Male XL outlet stores, the majority of which are in connection with the opening of the DXL retail and outlet stores in the same geographic market.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies and estimates disclosed in our Fiscal 2015 Annual Report.   See Note 1 to the Consolidated Financial Statements included in this report for information on recent accounting pronouncements and changes in accounting principles.

Non-GAAP Financial Measures

Adjusted net income (loss), adjusted net income (loss) per diluted share, free cash flow, free cash flow before DXL capital expenditures and EBITDA are non-GAAP measures.  These non-GAAP measures are not presented in accordance with GAAP and should not be considered superior to or as a substitute for net income (loss) or cash flows from operating activities or any other measure of performance derived in accordance with GAAP. In addition, all companies do not calculate non-GAAP financial measures in the same manner and, accordingly, the non-GAAP measures presented in this Quarterly Report may not be comparable to similar measures used by other companies. We believe that inclusion of these non-GAAP measures helps investors gain a better understanding of our cash flow performance, especially when comparing such results to previous periods. Reconciliations of these non-GAAP measures are presented in following tables:

Adjusted net income (loss) and adjusted net income (loss) per diluted share. The above discussion includes an adjusted net income (loss) for the first quarter of fiscal 2016 and fiscal 2015 on a non-GAAP basis, which reflected an adjustment assuming a normal tax rate of 40%.

The following is a reconciliation of net income (loss) to adjusted net income (loss), assuming a normal tax benefit of 40% for the first quarter of fiscal 2016 and fiscal 2015:

	For the three months ended
	April 30, 2016		May 2, 2015
	$	Per diluted share	$	Per diluted share
(in thousands, except per share data)
Net income (loss) (GAAP basis)	$214	$0.00	$(574)	$(0.01)

Add back: Actual income tax provision	57		61
Income tax benefit, assuming normal tax rate of 40%	(108)		205

Adjusted net income (loss) (non-GAAP basis)	$163	$0.00	$(308)	$(0.01)

Weighted average number of common shares outstanding on a diluted basis		49,880		49,019

Free Cash Flow and Free Cash Flow Before DXL Capital Expenditures. We define free cash flow as cash flow from operating activities less capital expenditures.  Free cash flow before DXL capital expenditures is free cash flow with DXL capital expenditures added back.  Free cash flow excludes the mandatory and discretionary repayment of debt.  The following table reconciles free cash flow and free cash flow before DXL capital expenditures (certain columns may not foot due to rounding):

	For the three months ended		Projected
(in millions)	April 30, 2016	May 2, 2015	Fiscal 2016
Cash flow from operating activities (GAAP basis)(1)	$(5.0)	$(8.0)	$35.0-$40.0
Capital expenditures, infrastructure projects	(1.5)	(2.3)	(9.4)
Free Cash Flow, before DXL capital expenditures	$(6.5)	$(10.2)	$25.6-$30.6
Capital expenditures for DXL stores	(4.6)	(7.3)	(20.6)
Free Cash Flow (non-GAAP basis)	$(11.1)	$(17.5)	$5.0-$10.0

(1)

Cash flow from operating activities includes lease incentives received against our capital expenditures.  Projected cash flow from operating activities for fiscal 2016 includes an estimated $7.0-$8.0 million in lease incentives.

EBITDA. EBITDA is calculated as earnings before interest, taxes, depreciation and amortization.  The following table is a reconciliation net income (loss) to EBITDA:

	For the three months ended
	April 30, 2016	May 2, 2015
(in millions)
Net income (loss) (GAAP basis)	$0.2	$(0.6)
Add back:
Provision for income taxes	0.1	0.1
Interest expense	0.8	0.8
Depreciation and amortization	7.3	6.5
EBITDA (non-GAAP basis)	$8.4	$6.8

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires October 29, 2019, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At April 30, 2016, the interest rate on our prime based borrowings was 4.0%. Approximately $49.0 million of our outstanding borrowings were in LIBOR contracts with an interest rate of 1.9%.  We also have $13.5 million outstanding under a term loan, which bears interest at a variable rate based on one-month LIBOR rates plus 6.5%.

Based upon a sensitivity analysis as of April 30, 2016, assuming average outstanding borrowing during the first three months of fiscal 2016 of $50.6 million under our Credit Facility and $13.5 million outstanding under our term loan, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $321,000 on an annualized basis.

Foreign Currency

Our Rochester Clothing store located in London, England conducts business in British pounds. If the value of the British pound against the U.S. dollar weakens, the revenues and earnings of this store will be reduced when they are translated or re-measured to U.S. dollars. Also, the value of any assets to U.S. dollars may decline. As of April 30, 2016, sales from our London Rochester Clothing store were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse effect on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2016. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that the resolution of these matters will not have a material adverse impact on our future results of operations or financial position.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our Fiscal 2015 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Destination XL Group, Inc. Long-Term Incentive Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2016, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: May 20, 2016	By:	/S/ John F. Cooney
John F. Cooney
Vice President, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)