Form 10-Q
period 2016-07-30
DESTINATION XL GROUP, INC.
filed 2016-08-25
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 30, 2016

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

The number of shares of the registrant’s common stock outstanding as of August 19, 2016 was 50,862,299.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 30, 2016	January 30, 2016
	(Fiscal 2016)	(Fiscal 2015)

ASSETS
Current assets:
Cash and cash equivalents	$5,764	$5,170
Accounts receivable	7,113	4,721
Inventories	121,307	125,014
Prepaid expenses and other current assets	8,656	8,254
Total current assets	142,840	143,159

Property and equipment, net of accumulated depreciation and amortization	125,084	124,962

Other assets:
Intangible assets	2,431	2,669
Other assets	3,671	3,557
Total assets	$274,026	$274,347

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7,524	$7,155
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	36,052	30,684
Accrued expenses and other current liabilities	30,395	33,778
Borrowings under credit facility	41,174	41,984
Total current liabilities	116,610	115,066

Long-term liabilities:
Long-term debt, net of current portion	14,873	19,003
Deferred rent and lease incentives	33,783	30,934
Deferred gain on sale-leaseback, net of current portion	12,456	13,189
Deferred tax liability	222	196
Other long-term liabilities	5,823	7,555
Total long-term liabilities	67,157	70,877

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 61,739,738 and 61,692,285 shares issued at July 30, 2016 and January 30, 2016, respectively	617	617
Additional paid-in capital	303,838	302,727
Treasury stock at cost, 10,877,439 shares at July 30, 2016 and January 30, 2016	(87,977)	(87,977)
Accumulated deficit	(119,898)	(120,311)
Accumulated other comprehensive loss	(6,321)	(6,652)
Total stockholders' equity	90,259	88,404
Total liabilities and stockholders' equity	$274,026	$274,347

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	(Fiscal 2016)	(Fiscal 2015)	(Fiscal 2016)	(Fiscal 2015)

Sales	$117,875	$114,147	$225,766	$218,552
Cost of goods sold including occupancy costs	63,032	60,264	121,157	116,430
Gross profit	54,843	53,883	104,609	102,122

Expenses:
Selling, general and administrative	46,299	47,121	87,668	88,590
Depreciation and amortization	7,527	6,928	14,869	13,450
Total expenses	53,826	54,049	102,537	102,040

Operating income (loss)	1,017	(166)	2,072	82

Interest expense, net	(783)	(746)	(1,567)	(1,507)

Income (loss) before provision for income taxes	234	(912)	505	(1,425)
Provision for income taxes	35	67	92	128

Net income (loss)	$199	$(979)	$413	$(1,553)

Net income (loss) per share - basic and diluted	$0.00	$(0.02)	$0.01	$(0.03)

Weighted-average number of common shares outstanding:
Basic	49,531	49,081	49,522	49,050
Diluted	49,953	49,081	49,902	49,050

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	(Fiscal 2016)	(Fiscal 2015)	(Fiscal 2016)	(Fiscal 2015)
Net income (loss)	$199	$(979)	$413	$(1,553)

Other comprehensive income before taxes:
Foreign currency translation	(188)	39	(143)	62
Pension plans	261	277	474	513
Other comprehensive income before taxes	73	316	331	575
Tax provision related to items of other comprehensive income	—	—	—	—
Other comprehensive income, net of tax	73	316	331	575
Comprehensive income (loss)	$272	$(663)	$744	$(978)

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at January 30, 2016	61,692	$617	$302,727	(10,877)	$(87,977)	$(120,311)	$(6,652)	$88,404

Stock compensation expense			755					755
Board of Directors compensation	48		356					356
Accumulated other comprehensive income (loss):
Pension plan							474	474
Foreign currency							(143)	(143)
Net income						413		413
Balance at July 30, 2016	61,740	$617	$303,838	(10,877)	$(87,977)	$(119,898)	$(6,321)	$90,259

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	July 30, 2016	August 1, 2015
	(Fiscal 2016)	(Fiscal 2015)
Cash flows from operating activities:
Net income (loss)	$413	$(1,553)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred gain on sale-leaseback	(733)	(732)
Amortization of deferred debt issuance costs	139	139
Depreciation and amortization	14,869	13,450
Deferred taxes, net of valuation allowance	26	53
Stock compensation expense	755	1,088
Board of Directors stock compensation	356	265

Changes in operating assets and liabilities:
Accounts receivable	(2,392)	(1,196)
Inventories	3,707	(8,348)
Prepaid expenses and other current assets	(402)	(1,160)
Other assets	(114)	171
Accounts payable	5,368	6,241
Deferred rent and lease incentives	2,849	1,415
Accrued expenses and other liabilities	(5,696)	(3,163)
Net cash provided by operating activities	19,145	6,670

Cash flows from investing activities:
Additions to property and equipment, net	(13,841)	(16,979)
Net cash used for investing activities	(13,841)	(16,979)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	61
Principal payments on long-term debt	(3,840)	(3,737)
Costs associated with debt issuances	—	(15)
Net borrowings (repayments) under credit facility	(870)	15,212
Net cash provided by (used for) financing activities	(4,710)	11,521
Net increase in cash and cash equivalents	594	1,212
Cash and cash equivalents:
Beginning of period	5,170	4,586
End of period	$5,764	$5,798

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

Intangibles

At July 30, 2016, the “Casual Male” trademark had a carrying value of $0.8 million and is considered a definite-lived asset. The Company is amortizing the remaining carrying value on an accelerated basis, consistent with projected cash flows through fiscal 2018, its estimated remaining useful life.

The Company’s “Rochester” trademark is considered an indefinite-lived intangible asset and has a carrying value of $1.5 million. During the first six months ended July 30, 2016, no event or circumstance occurred which would cause a reduction in the fair value of the Company’s reporting units, requiring interim testing of the Company’s “Rochester” trademark.

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

The fair value of long-term debt is classified within Level 2 of the valuation hierarchy. At July 30, 2016, the fair value approximates the carrying amount based upon terms available to the Company for borrowings with similar arrangements and remaining maturities.

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

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income and reclassifications from AOCI for the three and six months ended July 30, 2016 and August 1, 2015, respectively, were as follows:

	July 30, 2016			August 1, 2015
For the three months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of the quarter	$(5,900)	$(494)	$(6,394)	$(7,559)	$(420)	$(7,979)

Other comprehensive income (loss) before reclassifications, net of taxes	61	(188)	(127)	93	39	132

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	200	—	200	184	—	184

Other comprehensive income (loss) for the period	261	(188)	73	277	39	316

Balance at end of quarter	$(5,639)	$(682)	$(6,321)	$(7,282)	$(381)	$(7,663)

	July 30, 2016			August 1, 2015
For the six months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(6,113)	$(539)	$(6,652)	$(7,795)	$(443)	$(8,238)

Other comprehensive income (loss) before reclassifications, net of taxes	122	(143)	(21)	190	62	252

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	352	—	352	323	—	323

Other comprehensive income (loss) for the period	474	(143)	331	513	62	575

Balance at end of quarter	$(5,639)	$(682)	$(6,321)	$(7,282)	$(381)	$(7,663)
(1)

Includes the amortization of the unrecognized loss on pension plans which was charged to “Selling, General and Administrative” Expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $200,000 and $184,000 for the three months ended July 30, 2016 and August 1, 2015, respectively, and $352,000 and $323,000 for the six months ended July 30, 2016 and August 1, 2015, respectively. There was no tax benefit for any period.

Revenue Recognition

Revenue from the Company’s retail business is recorded upon purchase of merchandise by customers, net of an allowance for sales returns. Revenue from the Company’s direct business is recognized at the time a customer order is delivered, net of an allowance for sales returns. Revenue is recognized by the operating segment that fulfills a customer’s order.

Stock-based Compensation

All share-based payments, including grants of employee stock options and restricted stock, are recognized as an expense in the Consolidated Statements of Operations based on their fair values and vesting periods. The fair value of stock options is determined using the Black-Scholes valuation model and requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). The Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as an expense over the vesting period, net of estimated forfeitures. The estimation of stock-based awards that will ultimately vest requires significant judgment. Actual results and future changes in estimates may differ from the Company’s current estimates.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition,” as well as various other sections of the ASC, such as, but not limited to, ASC 340-20, “Other Assets and Deferred Costs - Capitalized Advertising Costs”. The core principle of ASU 2014-09 is that an entity should recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet). Early adoption is permitted after December 15, 2016. The Company is currently evaluating the impact of the adoption of ASU No. 2014-09 on its Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which will require an entity to recognize lease assets and lease liabilities on its balance sheet and will increase disclosure requirements on its leasing arrangements.  The ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein.  Early adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. The Company is currently evaluating the impact this pronouncement will have on its Consolidated Financial Statements.

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

No other new accounting pronouncements, issued or effective during the first six months of fiscal 2016, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

At July 30, 2016, the Company had outstanding borrowings under the Credit Facility of $41.6 million, before unamortized debt issuance costs of $0.4 million. Outstanding standby letters of credit were $2.3 million and outstanding documentary letters of credit were $0.5 million. Unused excess availability at July 30, 2016 was $66.0 million. Average monthly borrowings outstanding under the Credit Facility during the first six months of fiscal 2016 were $50.6 million, resulting in an average unused excess availability of approximately $59.0 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.  Pursuant to the terms of the Credit Facility, if the Company’s excess availability under the Credit Facility fails to be equal to or greater than the greater of (i) 10% of the Loan Cap (defined in the Credit Facility as the lesser of the revolving credit commitments at such time or the borrowing base at the relevant measurement time) and (ii) $7.5 million, the Company will be required to maintain a minimum consolidated fixed charge coverage ratio of 1.0:1.0 in order to pursue certain transactions, including but not limited to, stock repurchases, payment of dividends and business acquisitions.

Borrowings made pursuant to the Credit Facility will bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% or (c) the annual ICE-LIBOR rate (“LIBOR”) for the respective interest period) plus a varying percentage, based on the Company’s borrowing base, of 0.50%-0.75% for prime-based borrowings and 1.50%-1.75% for LIBOR-based borrowings. The Company is also subject to an unused line fee of 0.25%. At July 30, 2016, the Company’s prime-based interest rate was 4.0%. At July 30, 2016, the Company had approximately $38.0 million of its outstanding borrowings in LIBOR-based contracts with an interest rate of 1.94%. The LIBOR-based contracts expired between July 31, 2016 and August 3, 2016. When a LIBOR-based borrowing expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

The fair value of the amount outstanding under the Credit Facility at July 30, 2016 approximated the carrying value.

Long-Term Debt

Components of long-term debt are as follows:

(in thousands)	July 30, 2016	January 30, 2016
Equipment financing notes	$9,563	$12,901
Term loan, due 2019	13,250	13,750
Less: unamortized debt issuance costs	(416)	(493)
Total long-term debt	22,397	26,158
Less: current portion of long-term debt	7,524	7,155
Long-term debt, net of current portion	$14,873	$19,003

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

The Notes are secured by a security interest in all of the Company’s rights, title and interest in and to certain equipment. The Company was subject to prepayment penalties through the second anniversary of each note.  As of June 23, 2016, the Company is no longer subject to any prepayment penalties. The Master Agreement includes default provisions that are customary for financings of this type and are similar and no more restrictive than the Company’s existing Credit Facility.

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

The Term Loan Facility includes usual and customary mandatory prepayment provisions for transactions of this type that are triggered by the occurrence of certain events.  In addition, the amounts advanced under the Term Loan Facility can be optionally prepaid in whole or part. All prepayments are subject to an early termination fee in the amount of 2% of the amount prepaid if the prepayment is before October 29, 2016 and 1% of the amount prepaid if the prepayment is after October 29, 2016 but prior to October 29, 2017.  There is no prepayment penalty after October 29, 2017.

The Term Loan Facility matures on October 29, 2019. It is secured by a first priority lien on certain equipment of the Company, and a second priority lien on substantially all of the remaining assets of the Company, excluding intellectual property.

3. Long-Term Incentive Plans

The following is a summary of the Company’s long-term incentive plans.  All equity awards previously granted under these long-term incentive plans were issued from the Company’s 2006 Incentive Compensation Plan, which expired on July 31, 2016.  As of August 4, 2016, any future grants of equity awards will be issued from the Company’s stockholder-approved 2016 Incentive Compensation Plan.  See Note 4, Stock-Based Compensation.

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

Assuming the Company achieves the performance target and 100% of the Projected Benefit Amount vests, excluding estimated forfeitures, the total potential value of all awards over this four-year period, as of July 30, 2016, would be approximately $19.6 million. Approximately half of the compensation expense relates to the time-vested awards, which is being expensed over forty-four months, based on the respective vesting dates. As the performance targets were not deemed probable at July 30, 2016, no expense for the performance-based awards has been recognized through July 30, 2016.

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

Assuming that the Company achieves the performance target at target levels under the Wrap-Around Plan, and further assuming that the Company’s stock price is greater than $7.25, at the time the Company’s earnings are publicly released, the compensation expense associated with this Wrap-Around Plan is estimated to be approximately $8.8 million.  Through the end of the second quarter of fiscal 2016, the Company has accrued approximately $1.9 million in compensation expense related to the potential payout of performance awards under the Wrap-Around Plan.

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

All awards granted under the 2016-2017 LTIP will be in restricted stock units (RSUs). Assuming that the Company achieves the performance target at target levels and all time-vested awards vest, the compensation expense associated with the 2016-2017 LTIP is estimated to be approximately $4.4 million.  Approximately half of the compensation expense, or $2.2 million, relates to the time-vested RSUs, which are being expensed over thirty-six months, based on the respective vesting dates. With respect to the performance-based component, RSUs will be granted at the end of the performance period if the performance targets are achieved. Through the end of the second quarter of fiscal 2016, the Company has accrued approximately $0.3 million in compensation expense related to the potential payout of performance awards under the 2016-2017 LTIP.

4. Stock-Based Compensation

Through the end of the second quarter of fiscal 2016, the Company’s 2006 Incentive Compensation Plan (as amended and restated effective as of August 1, 2013, the “2006 Plan”) was the only stockholder-approved plan.

The 2006 Plan expired on July 31, 2016. Subsequent to the end of the second quarter of fiscal 2016, at the Company’s 2016 Annual Meeting of Stockholders held August 4, 2016, the Company’s stockholders approved the adoption of the 2016 Incentive Compensation Plan (the “2016 Plan”).  See “2016 Plan” below for a summary of the new plan.

2006 Incentive Compensation Plan

The following tables summarize the stock option activity and share activity under the 2006 Plan for the first six months of fiscal 2016:

	Number of shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	2,728,621	$5.00
Options granted	—	—
Options canceled	—	—
Options exercised	—	—
Outstanding options at end of quarter	2,728,621	$5.00	6.5 years	$637,298
Options exercisable at end of quarter	1,057,084	$4.85	5.8 years	$454,935

	Restricted shares	Restricted Stock Units (1)	Deferred shares (2)	Fully-vested shares (3)	Total number of shares	Weighted-average grant-date fair value (4)
Shares
Outstanding non-vested shares at beginning of year	1,320,143	—	31,587	—	1,351,730	$5.09
Shares granted	—	427,874	23,323	37,950	489,147	$5.15
Shares vested/issued	(4,999)	—	—	(37,950)	(42,949)	$5.04
Shares canceled	—	—	—	—	—	—
Outstanding non-vested shares at end of quarter	1,315,144	427,874	54,910	—	1,797,928	$5.11

(1)

During the first six months of fiscal 2016, the Company granted 427,874 RSUs in connection with the 2016-2017 LTIP.  The RSUs are time-vested awards that will vest over three years with the first 50% vesting on April 1, 2018 and the remaining 50% on April 1, 2019.

(2)

During the first six months of fiscal 2016, the Company granted 23,323 shares of deferred stock, with a fair value of approximately $117,622 to certain directors as compensation in lieu of cash, in accordance with their irrevocable elections. The shares of deferred stock will vest three years from the date of grant or at separation of service, based on the irrevocable election of each director.

(3)

During the first six months of fiscal 2016, the Company granted 37,950 shares of stock, with a fair value of approximately $191,673 to certain directors as compensation in lieu of cash, in accordance with their irrevocable elections. Directors are required to elect 50% of their quarterly retainer in equity.  All shares paid to directors to satisfy this election were issued from the Company’s 2006 Plan.  Any shares in excess of the minimum required election are issued from the Company’s Non-Employee Director Stock Purchase Plan.

(4)	The fair value of a restricted share, deferred share and fully-vested share is equal to the Company’s closing stock price on the day immediately preceding the date of grant.

Share Availability Under the 2006 Plan

At July 30, 2016, the Company had 525,538 shares remaining available under the 2006 Plan, which expired on July 31, 2016.  In accordance with the terms of the 2016 Plan, on August 4, 2016, all 525,538 shares were added to the 5.2 million shares available under the 2016 Plan. See “2016 Plan” for a discussion of the share reserve.

Non-Employee Director Stock Purchase Plan

The Company granted 9,503 shares of common stock, with a fair value of approximately $47,691, to certain of its non-employee directors as compensation in lieu of cash in the first six months of fiscal 2016.

Valuation Assumptions

There were no grants of stock options during the first six months of fiscal 2016 and fiscal 2015.  For the first six months of fiscal 2016, the Company granted 427,874 RSUs and 23,323 shares of deferred stock. For the first six months of fiscal 2015, the Company granted 10,342 shares of deferred stock and 10,000 shares of restricted stock. Unless otherwise specified by the Compensation Committee, RSUs, restricted stock and deferred stock are valued using the closing price of the Company’s common stock on the day immediately preceding the date of grant.

Stock Compensation Expense

For the first six months of fiscal 2016 and fiscal 2015, the Company recognized total stock-based compensation expense of $0.8 million and $1.1 million, respectively. The total compensation cost related to time-vested stock options, restricted stock and RSU awards not yet recognized as of July 30, 2016 is approximately $2.3 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 23 months. At July 30, 2016, the Company had $7.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to its performance-based stock options and restricted stock under its 2013-2016 LTIP. As discussed above, the Company will begin recognizing compensation if, and when, achievement of the performance targets under the 2013-2016 LTIP becomes probable.

2016 Plan

As mentioned above, subsequent to the end of the second quarter, the stockholders of the Company approved the 2016 Plan, effective August 4, 2016.  The share reserve under this plan is 5,200,000 shares of our common stock. A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted.  A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted.

In addition to the initial share reserve of 5,200,000 shares, the 525,538 shares remaining available under our 2006 Plan were added and became available for issuance under the 2016 Plan on August 4, 2016.  Shares subject to outstanding awards granted under the 2006 Plan that terminate, expire or are canceled for any reason without having been exercised or paid after the effective date of the 2016 Plan will also be added back and become available for issuance under the 2016 Plan, with options and stock appreciation rights being added back on a 1:1 basis and full-value awards being added back on a 1:1.9 basis.

The 2016 Plan is administered by the Compensation Committee, all of the members of which are non-employee directors who qualify as independent under the listing standards of the Nasdaq Global Select Market.  The Compensation Committee is authorized to make all determinations with respect to amounts and conditions covering awards.  Options are not granted at a price less than fair value on the date of the grant. Except with respect to 5% of the shares available for awards under the 2016 Plan, no award will become exercisable or otherwise forfeitable unless such award has been outstanding for a minimum period of one year from its date of grant.

5. Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the six months ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
(in thousands)
Common Stock Outstanding:
Basic weighted average common shares outstanding	49,531	49,081	49,522	49,050
Common stock equivalents – stock options and restricted stock (1)	422	—	380	—
Diluted weighted average common shares outstanding	49,953	49,081	49,902	49,050

(1)	Common Stock equivalents of 483 and 508 shares for the second quarter and first six months ended August 1, 2015, respectively, were excluded due to a net loss.

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each period because the exercise price of such options was greater than the average market price per share of common stock for the respective periods or because of the unearned compensation associated with either stock options, restricted stock units, restricted or deferred stock had an anti-dilutive effect.

	For the three months ended		For the six months ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
(in thousands, except exercise prices)
Stock Options (time-vested)	1,245	1,467	1,245	1,461
Restricted Stock Units (time-vested)	13	—	428	—
Restricted and Deferred Stock	7	—	15	19
Range of exercise prices of such options	$4.91 - $7.52	$4.91 - $7.52	$4.91 - $7.52	$4.96 - $7.52

The above options, which were outstanding at July 30, 2016, expire from October 22, 2017 to November 2, 2025.

Excluded from the Company’s computation of basic and diluted earnings per share for the second quarter and first six months of fiscal 2016 were 941,082 shares of unvested performance-based restricted stock and 1,181,168 performance-based stock options. For the second quarter and first six months of fiscal 2015, 933,486 shares of unvested performance-based restricted stock and 1,162,047 performance-based stock options were excluded from the Company’s computation of basic and diluted earnings per share for both periods. Performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved. In addition, shares of unvested time-based restricted stock of 374,062 for the second quarter and first six months of fiscal 2016 and 729,581 shares for the second quarter and first six months of fiscal 2015 were excluded from the computation of basic earnings per share and will continue to be excluded until such shares vest. See Note 3, Long-Term Incentive Plans, for a discussion of the Company’s 2013-2016 LTIP and the respective performance targets.

Although the shares of performance-based and time-based restricted stock issued in connection with the 2013-2016 LTIP are not considered outstanding or common stock equivalents for earnings per share purposes until certain vesting and performance thresholds are achieved, all 1,315,144 shares of restricted stock outstanding at July 30, 2016 are considered issued and outstanding. Each share of restricted stock has all of the rights of a holder of the Company’s common stock, including, but not limited to, the right to vote and the right to receive dividends, which rights are forfeited if the restricted stock is forfeited.

6. Income Taxes

At July 30, 2016, the Company had total deferred tax assets of approximately $81.5 million, total deferred tax liabilities of $18.8 million and a corresponding valuation allowance of $62.9 million.

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

As of July 30, 2016, the Company had net operating loss carryforwards of $142.8 million for federal income tax purposes and $79.0 million for state income tax purposes that are available to offset future taxable income through fiscal year 2036. Additionally, the Company has alternative minimum tax credit carryforwards of $2.3 million, which are available to further reduce income taxes over an indefinite period. Additionally, the Company has $0.1 million and $2.4 million of net operating loss for tax purposes related to the Company’s operations in Hong Kong and Canada, respectively, though both are expected to expire largely unutilized. Included in the federal and state net operating loss carryforwards are stock compensation deductions of approximately $8.9 million and $3.7 million, respectively, the tax benefit from which, if realized, will be credited to additional paid-in capital.

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

The Company’s tax provision for the first six months of fiscal 2016 and fiscal 2015 represents an increase in our deferred tax liability for indefinite-lived intangibles as well as current state margin tax and foreign income tax.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to Topic 740,

“Income Taxes”, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. The unrecognized tax benefit at July 30, 2016 was $3.0 million. This amount is directly associated with a prior year tax position related to exiting the European direct business. The amount of unrecognized tax benefit has been presented as a reduction in the reported amounts of its federal and state net operating loss carryforwards. It is the Company’s policy to record interest and penalties on unrecognized tax benefits as income taxes; however, no penalties or interest have been accrued on this liability because the carryforwards have not yet been utilized.

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

Numerous factors could cause our actual results to differ materially from such forward-looking statements. We encourage readers to refer to the “Risk Factors” section in Part I, Item 1A of our Fiscal 2015 Annual Report, that sets forth certain risks and uncertainties that may have an impact on future results and direction of our Company, including, without limitations, risks relating to the execution of our corporate strategy, and our ability to grow our market share, predict customer tastes and fashion trends, forecast sales growth trends and compete successfully in our market.

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big & tall men’s apparel with retail and direct operations in the United States and London, England.  We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL®, Casual Male XL Outlets, Rochester Clothing, ShoesXL® and LivingXL®. At July 30, 2016, we operated 176 Destination XL stores, 117 Casual Male XL retail stores, 11 DXL outlet stores, 39 Casual Male XL outlet stores and 5 Rochester Clothing stores. Our direct business includes our DestinationXL.com and bigandtall.com e-commerce sites which support our stores, brands and product extensions.

Unless the context indicates otherwise, all references to “we,” “our,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years which end on January 28, 2017 and January 30, 2016 as “fiscal 2016” and “fiscal 2015,” respectively. Both fiscal years are 52-week periods.

SEGMENT REPORTING

We report our operations as one reportable segment, Big & Tall Men’s Apparel.  We consider our retail and direct businesses, especially in our growing omni-channel environment, to be similar in terms of economic characteristics, production processes and operations, and have, therefore, aggregated them into a single reporting segment.

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

Our customer’s shopping experience continues to evolve across multiple channels and we are continually changing to meet his needs.  As part of our omni-channel initiatives, the majority of our retail stores have the capability of fulfilling online orders if merchandise is not available in the warehouse.  As a result, we continue to see more transactions that begin online but are ultimately completed at the store level.  Similarly, if a customer visits a store and the item is out of stock, the associate can order the item through our website.  A customer also has the ability to order online and pick-up in store.  Because this omni-channel approach to retailing is changing the boundaries of where a sale originates and where a sale is ultimately settled, we no longer report comparable sales separately for our retail and direct businesses.  We anticipate that we will continue to provide specific information on our DXL comparable store sales in the near-term, but as we near completion of our roll-out we expect to transition to one comparable sales figure for the Company.

RESULTS OF OPERATIONS

The following is a summary of results for the second quarter and first six months of fiscal 2016, including EBITDA, which is a non-GAAP measure. Please see “Non-GAAP Financial Measures” below for a reconciliation of Net Income to EBITDA.

	For the three months ended		For the six months ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
(in millions, except per share data)
Net income (loss)	$0.2	$(1.0)	$0.4	$(1.6)
EBITDA (Non-GAAP basis)	$8.5	$6.8	$16.9	$13.5

Diluted loss per share:
Net income (loss)	$0.00	$(0.02)	$0.01	$(0.03)

Executive Summary

For the second quarter of fiscal 2016, net income was $0.2 million compared to a net loss of $(1.0) million for the second quarter of fiscal 2015.  EBITDA increased $1.7 million over the prior year’s second quarter, driven by continued growth from our DXL stores.  Our 151 comparable DXL stores performed well during the second quarter with a comparable increase of 4.6%, which was on top of year-over-year comparable increases of 11.9% and 11.3% in the second quarter of fiscal 2015 and fiscal 2014, respectively.  Sales per square foot for our DXL retail stores continued to grow to $181, on a rolling 12-month basis, at the end of the second quarter as compared with $172 per square foot for the rolling 12-month period at the end of the second quarter last year.

We believe uncertainty in the current economic and political climate is affecting store traffic and consumer spending across the retail apparel industry.  We are seeing the impact of these macroeconomic issues in our top-line growth which, while performing well in this environment, is below our expectations.  As a result, we are lowering our sales guidance for fiscal 2016.  However, with strong expense control and inventory management improvements in place, our guidance for earnings, EBITDA and liquidity remain unchanged.  Our performance during the first six months of fiscal 2016 reflected the fundamental strength of our DXL concept, which drove growth in sales and profitability despite lower macro-levels of consumer retail spending.

From a liquidity perspective, our cash flow from operations improved by $12.5 million.  This improvement, with a $3.1 million decrease in capital expenditures, resulted in a $15.6 million improvement in non-GAAP free cash flow.  Fiscal 2016 is a pivotal year for our Company where capital expenditures for DXL stores will be fully funded from free cash flow and we begin to pay down our debt levels for the first time in four years. See “Non-GAAP Financial Measures” below for a reconciliation of free cash flow.

During the first six months of fiscal 2016, we opened 10 DXL retail stores and 2 DXL outlet stores, while closing 8 Casual Male XL retail stores and 1 Casual Male XL outlet.  For fiscal 2016, we plan to open a total of 28 DXL retail stores and 3 DXL outlet stores.  In addition, we expect to close 26 Casual Male XL retail stores and 3 Casual Male XL outlet stores.

Inventory Management Review

At the beginning of fiscal 2016, we initiated a review of our inventory levels in our distribution center.  We also launched a review of our inventory procurement and management functions.  This review process has identified several improvements that we are implementing to streamline operations at our distribution center, including tighter controls over the number of merchandise weeks of supply and improvements in inventory receipt flow and procurement. As reflected in our “Fiscal 2016 Outlook”, we expect these changes to result in a more optimized inventory structure that will improve our working capital position in fiscal 2016.  We do not believe these changes will jeopardize sales from out-of-stock positions in either our stores or in our direct business.

Fiscal 2016 Outlook

After considering our year-to-date sales performance, together with the near term uncertainty affecting consumer spending and store traffic, we are revising our sales guidance for fiscal 2016. However, as a result of our controlled inventory and expense management, our guidance for EBITDA, net loss and liquidity for fiscal 2016 remains unchanged:

•

Sales of approximately $457.0 to $463.0 million, with a total company comparable sales increase of approximately 2.0% to 4.0% (a decrease from previous guidance of $465.0 million to $472.0 million, with a total company comparable sales increase of approximately 4.8% to 5.5%).

•	Gross margin rate is expected to be at the low end of our guidance of 46.2% to 46.5%.
•	EBITDA of approximately $31.0 to $35.0 million (unchanged).
•	Net loss, on a GAAP basis, of $(0.09) per diluted share to breakeven (unchanged).
•

Adjusted net loss, on a non-GAAP basis, of $(0.05) per diluted share to breakeven (unchanged).  Because we expect to continue providing a full valuation allowance against our deferred tax assets, we will not recognize any income tax benefit in fiscal 2016.

•

At the end of fiscal 2016, we expect to have total debt of approximately $59.0 to $64.0 million, consisting of $12.8 million outstanding from a term loan, $6.6 million outstanding from equipment financing notes with the balance from our credit facility (unchanged).

•

From a liquidity perspective, we expect cash flow from operating activities of $35.0 to $40.0 million, including tenant allowances, resulting in positive free cash flow, before DXL capital expenditures, a non-GAAP measure, of approximately $25.6 million to $30.6 million. Free cash flow a non-GAAP measure will be approximately $5.0 to $10.0 million (unchanged).

•

Capital expenditures are expected to remain unchanged at approximately $30.0 million, which are primarily related to opening our DXL stores, and will be partially offset by approximately $7.0 to $8.0 million in tenant allowances. We expect to fund our capital expenditures primarily from our operating cash flow (unchanged).

Financial Summary

Sales

	Second Quarter	First Six Months
	(in millions)
Sales for the second quarter and first six months of fiscal 2015	$114.1	$218.6
Less 2015 sales for stores that have closed /converted	(6.7)	(13.8)
	$107.4	$204.8

Increase in comparable sales	2.5	4.4
Non-comparable sales, primarily DXL stores open less than 13 months	7.7	16.1
Other, net	0.3	0.5
Sales for the second quarter and first six months of fiscal 2016	$117.9	$225.8

For the second quarter of fiscal 2016, total sales were $117.9 million as compared to $114.1 million for the second quarter of fiscal 2015. The increase of $3.8 million in total sales was primarily due to a 2.4% increase in comparable sales of $2.5 million, an increase in non-comparable store sales of $7.7 million and an increase of $0.3 million of other revenue, partially offset by $6.7 million in lost sales from closed and converted stores.

The second quarter of fiscal 2016 marks our thirteenth consecutive quarter of positive comparable sales.  Our comparable sales increase for the second quarter of $2.5 million, was driven by our 151 comparable DXL retail stores which increased 4.6%, or $2.6 million, against a comparable increase of 11.9% for the second quarter of fiscal 2015.  DXL comparable store growth was driven by an increase of 3.2% in the number of transactions over the prior year.  Our end-of-rack customer grew to 44.1% of our bottoms business from 42.9% in the second quarter of fiscal 2015.  Our end-of-rack customer, with a waist size of 46 inches or less, shops 41% more often than our customer with a waist size of 48 inches or more and, on an annual basis, spends twice as much.  Our non-comparable DXL stores are outperforming plan and return on investment hurdles, which is also a strong indicator that our DXL brand awareness is growing and the performance of our store openings continue to get stronger.

For the first six months of fiscal 2016, total sales were $225.8 million as compared to $218.6 million for the first six months of fiscal 2015.  The increase in sales of $7.2 million was due to a 2.2% increase in comparable sales of $4.4 million, an increase in non-comparable store sales of $16.1 million and an increase of $0.5 million in other revenue, partially offset by $13.8 million in lost sales from closed and converted stores.  Comparable sales for our 151 DXL retail stores increased 5.2%, or $5.5 million for the first six months of fiscal 2016.

Gross Profit Margin

For the second quarter of fiscal 2016, our gross margin rate, inclusive of occupancy costs, was 46.5% as compared to a gross margin rate of 47.2% for the second quarter of fiscal 2015. The 70 basis point decrease was due to a decrease of 110 basis points in merchandise margin partially offset by a decrease in occupancy costs of 40 basis points.  The 70 basis point decrease in merchandise margin was primarily due to a shift in the timing of clearance markdowns in fiscal 2015 from the second quarter to the latter half of fiscal 2015.  The improvement in occupancy costs was primarily due to the leveraging of a higher sales base against relatively fixed occupancy expense.  On a dollar basis, occupancy costs for the second quarter of fiscal 2016 increased less than 1.0% over the prior year’s second quarter.

For the first six months of fiscal 2016, our gross margin rate, inclusive of occupancy costs, was 46.3% as compared to 46.7% for the first six months of fiscal 2015. This 40 basis point decrease was due to a decrease in merchandise margins of 50 basis points, due to the timing of clearance merchandise discussed above, offset by a decrease in occupancy costs of 10 basis points.  On a dollar basis, occupancy costs for the first six months of fiscal 2016 increased 2.4% over the prior year.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A expenses for the second quarter of fiscal 2016 were 39.3% as compared to 41.3% for the second quarter of fiscal 2015. For the first six months of fiscal 2016, SG&A expenses were 38.8% as compared to 40.5% for the first six months of fiscal 2015. On a dollar basis, SG&A decreased by $0.8 million and $0.9 million for the second quarter and first six months of fiscal 2016, respectively, due to decreases in advertising expense and incentive accruals.

For the second quarter and first six months of fiscal 2016, pre-opening payroll, training and other incremental costs to support our DXL store openings were $0.8 million and $1.4 million, respectively, as compared to the $0.9 million and $2.0 million for the second quarter and first six months of fiscal 2015, respectively.

Depreciation and Amortization

Depreciation and amortization for the second quarter of fiscal 2016 increased $0.6 million to $7.5 million as compared to $6.9 million for the second quarter of fiscal 2015.  For the first six months of fiscal 2016, depreciation and amortization increased $1.4 million to $14.9 million, as compared to $13.5 million in the prior year period. The increase in depreciation and amortization is due to the continued store growth associated with our DXL retail and outlet stores.

Interest Expense, Net

Net interest expense for the second quarter and first six months of fiscal 2016 of $0.8 million and $1.6 million, respectively, were relatively flat as compared to $0.7 million and $1.5 million for the comparable periods of the prior year.  As a result of our inventory initiatives undertaken to improve liquidity, we expect interest costs for fiscal 2016 will be similar to fiscal 2015 levels.  We expect that our total debt outstanding at the end of fiscal 2016 will be $59.0 to $64.0 million, a decrease from $68.1 million at the end of fiscal 2015. See “Liquidity and Capital Resources” for more discussion regarding our current credit facility, long-term debt and future liquidity needs.

Income Taxes

At July 30, 2016, we had total deferred tax assets of $81.5 million, total deferred tax liabilities of $18.8 million and a corresponding valuation allowance of $62.9 million. The deferred tax assets include approximately $50.9 million of net operating loss carryforwards and approximately $5.5 million of deferred gain on our sale-leaseback and, to a lesser extent, other book/tax timing differences.

At the end of fiscal 2013, we established a full valuation allowance against our deferred tax assets.  Based on our earnings guidance for fiscal 2016, we believe that a full valuation allowance remains appropriate at this time.

Our tax provision, for the first six months of fiscal 2016 and fiscal 2015, represents an increase in our deferred tax liability for indefinite-lived intangibles as well as current state margin tax and foreign income tax.

Net Income (Loss)

For the second quarter of fiscal 2016, we had net income of $0.2 million, or $0.00 per diluted share, compared with a net loss of $(1.0) million, or $(0.02) per diluted share, for the second quarter of fiscal 2015. On a non-GAAP basis, assuming a normalized tax rate for both periods, adjusted net income (loss) per share for the second quarter of fiscal 2016 was the same as GAAP at $0.00 per diluted share as compared to $(0.01) per diluted share for the second quarter of fiscal 2015.

For the first six months of fiscal 2016, net income was $0.4 million, or $0.01 per diluted share, compared with a net loss of $(1.6) million, or $(0.03) per diluted share, for the first six months of fiscal 2015.  On a non-GAAP basis, assuming a normalized tax rate for both periods, adjusted net income (loss) per share for the first six months of fiscal 2016 was the same as GAAP at $0.01 per diluted share as compared to ($0.02) per diluted share for the first six months of fiscal 2015.

Inventory

At July 30, 2016, total inventory was $121.3 million compared to $125.0 million at January 30, 2016 and $123.6 million at August 1, 2015. The 1.8% decrease of $2.3 million from August 1, 2015 is due to inventory initiatives implemented in fiscal 2016 to improve timing of receipts and reduce weeks of supply on hand. Clearance merchandise represented 7.7% of inventory at the end of the second quarter of fiscal 2016 as compared to 7.2% at the end of the second quarter of fiscal 2015.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility. Our current cash needs are primarily for working capital (essentially inventory requirements), capital expenditures and growth initiatives. As discussed below, our capital expenditures for fiscal 2016 are expected to be $30.0 million, primarily related to the planned opening of approximately 28 DXL retail stores and 3 DXL outlet stores and information technology projects. However, we expect to receive approximately $7.0 to $8.0 million in tenant allowances to offset these capital expenditures.

We expect to fund our store growth in fiscal 2016 primarily through earnings and borrowings from our credit facility.  We currently believe that our existing cash generated by operations together with our credit facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements.

For fiscal 2016, we expect to generate free cash flow before DXL capital expenditures of $25.6 million to $30.6 million.  We will reinvest that cash to fund our DXL store growth in fiscal 2016. After DXL capital expenditures, we expect positive free cash flow of $5.0 to $10.0 million.  We expect that our total debt at the end of fiscal 2016 will be approximately $59.0 to $64.0 million, a decrease from $68.1 million at the end of fiscal 2015.

For the first six months of fiscal 2016, free cash flow improved by $15.6 million to $5.3 million from $(10.3) million for the first six months of fiscal 2015. This improvement in free cash flow was primarily due to the improvement in operating results and lower capital expenditures as compared to fiscal 2015. See “Non-GAAP Financial Measures” below regarding non-GAAP free cash flow.

The following is a summary of our total debt outstanding at July 30, 2016 with the associated unamortized debt issuance costs:

(in thousands)	Gross Debt Outstanding	Less Debt Issuance Costs	Net Debt Outstanding
Credit facility	$41,574	$(400)	$41,174
Equipment financing notes	9,563	(66)	9,497
Term loan, due 2019	13,250	(350)	12,900
Total debt	$64,387	$(816)	$63,571

Credit Facility

Our Credit Facility provides for a maximum committed borrowing of $125.0 million, which, pursuant to an accordion feature, may be increased to $175.0 million upon our request and the agreement of the lender(s) participating in the increase. The Credit Facility includes a sublimit of $20.0 million for commercial and standby letters of credit and a sublimit of up to $15.0 million for swingline loans. The maturity date of the Credit Facility is October 29, 2019. Our Credit Facility is described in more detail in Note 2 of the Notes to the Consolidated Financial Statements included in this Quarterly Report.

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

We had outstanding borrowings of $41.6 million under the Credit Facility at July 30, 2016. At July 30, 2016, outstanding standby letters of credit were $2.3 million and outstanding documentary letters of credit were $0.5 million.  The average monthly borrowing outstanding under the Credit Facility during the first six months ended July 30, 2016 was approximately $50.6 million, resulting in an average unused excess availability of approximately $59.0 million. Unused excess availability at July 30, 2016 was $66.0 million. Our obligations under the Credit Facility are secured by a lien on substantially all of our assets, excluding (i) a first priority lien held by the lenders of the Term Loan Facility on certain of our equipment described below and (ii) intellectual property.

Equipment Financing Loans

We have entered into twelve Equipment Security Notes (the “Notes”), whereby we borrowed an aggregate of $26.4 million. The Notes, which were issued between September 2013 and June 2014, were issued pursuant to a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC, dated July 20, 2007 and most recently amended on September 30, 2013. The Notes are secured by a security interest in all of our rights, title and interest in and to certain equipment. The Notes are for 48 months and accrue interest at fixed rates ranging from 3.07% to 3.50%. Principal and interest, are payable monthly, in arrears. The Company was subject to prepayment penalties through the second anniversary of each note.  As of June 23, 2016, the Company is no longer subject to any prepayment penalties.

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

The Term Loan Facility includes usual and customary mandatory prepayment provisions for transactions of this type that are triggered by the occurrence of certain events.  In addition, the amounts advanced under the Term Loan Facility can be optionally prepaid in whole or part. All prepayments are subject to an early termination fee in the amount of 2% of the amount prepaid if the prepayment is before October 29, 2016 and 1% of the amount prepaid if the prepayment is after October 29, 2016 but prior to October 29, 2017.  There is no prepayment penalty after October 29, 2017.

The Term Loan Facility is secured by a first priority lien on certain of our equipment, and a second priority lien on substantially all of our remaining assets, excluding intellectual property.

Capital Expenditures

The following table sets forth the open stores and related square footage at July 30, 2016 and August 1, 2015, respectively:

	July 30, 2016		August 1, 2015
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	176	1,432	153	1,290
DXL Outlets	11	56	5	26
Casual Male XL Retail	117	416	144	511
Casual Male Outlets	39	123	44	141
Rochester Clothing	5	51	8	74
Total Stores	348	2,078	354	2,042

Below is a summary of store openings and closings from January 30, 2016 to July 30, 2016:

Number of Stores:	DXL	DXL Outlets	Casual Male XL Retail	Casual Male XL Outlets	Rochester Clothing	Total Stores
At January 30, 2016	166	9	125	40	5	345
New stores(1)	—	1	—	—	—	1
Replaced stores(2)	10	1	(7)	(1)	—	3
Closed retail stores(3)	—	—	(1)	—	—	(1)
At July 30, 2016	176	11	117	39	5	348
(1)	Represents stores opened in new markets.
(2)

Represents the total number of DXL stores opened in existing markets with the corresponding total number of Casual Male XL stores and/or Rochester Clothing stores closed in such markets in connection with those DXL store openings.

(3)	Represents closed stores for which there were no corresponding openings of a DXL store in the same market.

Our capital expenditures for the first six months of fiscal 2016 were $13.8 million as compared to $17.0 million for the first six months of fiscal 2015. The $3.2 million decrease is primarily related to the timing and improved buildout costs of the DXL stores opened in fiscal 2016 as compared to the prior year.  The Company opened 10 DXL retail stores and 2 DXL outlet stores in the first six months of fiscal 2016 as compared to 15 DXL retail stores and 3 DXL outlet stores in the first six months of fiscal 2015.

For fiscal 2016, our capital expenditures are expected to be approximately $30.0 million and we expect to receive approximately $7.0 to $8.0 million in tenant allowances to offset these expenditures. Our budget includes approximately $20.6 million, excluding any allowance, related to the opening of 28 DXL retail stores and 3 DXL outlet stores, and approximately $9.4 million for continued information technology and other infrastructure projects. In addition, we expect to close approximately 26 Casual Male XL stores and 3 Casual Male XL outlet stores, the majority of which are in connection with the opening of the DXL retail and outlet stores in the same geographic market.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies and estimates disclosed in our Fiscal 2015 Annual Report.   See Note 1 to the Consolidated Financial Statements included in this report for information on recent accounting pronouncements and changes in accounting principles.

Non-GAAP Financial Measures

Adjusted net income (loss), adjusted net income (loss) per diluted share, free cash flow, free cash flow before DXL capital expenditures and EBITDA are non-GAAP measures.  These non-GAAP measures are not presented in accordance with GAAP and should not be considered superior to or as a substitute for net income (loss) or cash flows from operating activities or any other measure of performance derived in accordance with GAAP. In addition, all companies do not calculate non-GAAP financial measures in the same manner and, accordingly, the non-GAAP measures presented in this Quarterly Report may not be comparable to similar measures used by other companies. We believe that inclusion of these non-GAAP measures helps investors gain a better understanding of our performance, especially when comparing such results to previous periods and that they are useful as an additional means for investors to evaluate our operating results, when reviewed in conjunction with our GAAP financial statements. Reconciliations of these non-GAAP measures are presented in the following tables (certain columns may not foot due to rounding):

Adjusted net income (loss) and adjusted net income (loss) per diluted share. The above discussion includes an adjusted net income (loss) for the second quarter and first six months of fiscal 2016 and fiscal 2015 on a non-GAAP basis, which reflected an adjustment assuming a normal tax rate of 40%. We have fully reserved against our deferred tax assets and, therefore, net income (loss) is not reflective of earnings assuming a “normal” tax position.  Adjusted net income (loss) provides investors with a useful indication of the financial performance of the business, on a comparative basis, assuming a normalized effective tax rate of 40%.

The following is a reconciliation of net income (loss) to adjusted net income (loss), assuming a normal tax rate of 40% for the second quarter and first six months of fiscal 2016 and fiscal 2015:

	For the three months ended				For the six months ended
	July 30, 2016		August 1, 2015		July 30, 2016		August 1, 2015
	$	Per diluted share	$	Per diluted share	$	Per diluted share	$	Per diluted share
(in thousands, except per share data)
Net income (loss) (GAAP basis)	$199	$0.00	$(979)	$(0.02)	$413	$0.01	$(1,553)	$(0.03)

Add back: Actual income tax provision	35		67		92		128
Income tax (provision) benefit, assuming normal tax rate of 40%	(94)		365		(202)		570

Adjusted net income (loss) (non-GAAP basis)	$140	$0.00	$(547)	$(0.01)	$303	$0.01	$(855)	$(0.02)

Weighted average number of common shares outstanding on a diluted basis		49,953		49,081		49,902		49,050

Free Cash Flow and Free Cash Flow Before DXL Capital Expenditures. We define free cash flow as cash flow from operating activities less capital expenditures.  Free cash flow before DXL capital expenditures is free cash flow with DXL capital expenditures added back.  Free cash flow excludes the mandatory and discretionary repayment of debt.  Free cash flow and free cash flow before DXL capital expenditures are metrics that management uses to monitor liquidity.  We expect to fund our ongoing DXL capital expenditures with cash flow from operations. We believe this metric is important to investors because it demonstrates our ability to strengthen liquidity while also contributing to the funding of the DXL store growth.

The following table reconciles free cash flow and free cash flow before DXL capital expenditures:

	For the six months ended
(in millions)	July 30, 2016	August 1, 2015
Cash flow from operating activities (GAAP basis)(1)	$19.1	$6.7
Capital expenditures, infrastructure projects	(4.1)	(5.8)
Free Cash Flow, before DXL capital expenditures	$15.0	$0.9
Capital expenditures for DXL stores	(9.7)	(11.2)
Free Cash Flow (non-GAAP basis)	$5.3	$(10.3)

(1)	Cash flow from operating activities includes lease incentives received against our capital expenditures.

EBITDA. EBITDA is calculated as earnings before interest, taxes, depreciation and amortization.  We believe that EBITDA is useful to investors in evaluating our performance.  With the significant capital investment associated with the DXL transformation and, therefore, increasing levels of depreciation and interest, management uses EBITDA as a key metric to measure profitability and economic productivity.

The following table is a reconciliation of net income (loss) to EBITDA:

	For the three months ended		For the six months ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
(in millions)
Net income (loss) (GAAP basis)	$0.2	$(1.0)	$0.4	$(1.6)
Add back:
Provision for income taxes	0.0	0.1	0.1	0.1
Interest expense	0.8	0.7	1.6	1.5
Depreciation and amortization	7.5	6.9	14.9	13.5
EBITDA (non-GAAP basis)	$8.5	$6.8	$16.9	$13.5

Fiscal 2016 Outlook - GAAP to Non-GAAP Reconciliations.

The following table is a reconciliation of non-GAAP measures used in our Fiscal 2016 Outlook:

	Projected
	Fiscal 2016
(in millions, except per share data)		per diluted share
Net income (loss), GAAP basis	$(4.4)-$0.0
Add back:
Provision for income taxes	0.2
Interest expense	2.9-3.3
Depreciation and amortization	31.9
EBITDA, non-GAAP basis	$31.0-$35.0

Net income (loss), GAAP basis	$(4.4)-$0.0	$(0.09)-$0.00
Income tax benefit, assuming 40% rate	$(1.8)-$0.0	$(0.04)-$0.00
Adjusted net income (loss), non-GAAP basis	$(2.6)-$0.0	$(0.05)-$0.00
Weighted average common shares outstanding - diluted	49.9

Cash flow from operating activities, GAAP basis	$35.0-$40.0
Capital expenditures, infrastructure projects	(9.4)
Free Cash Flow, before DXL capital expenditures	$25.6-$30.6
Capital expenditures for DXL stores	(20.6)
Free Cash Flow, non-GAAP basis	$5.0-$10.0

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires October 29, 2019, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At July 30, 2016, the interest rate on our prime based borrowings was 4.0%. Approximately $38.0 million of our outstanding borrowings were in LIBOR contracts with an interest rate of 1.94%.  We also have $13.3 million outstanding under a term loan, which bears interest at a variable rate based on one-month LIBOR rates plus 6.5%.

Based upon a sensitivity analysis as of July 30, 2016, assuming average outstanding borrowing during the first six months of fiscal 2016 of $50.6 million under our Credit Facility and $13.3 million outstanding under our term loan, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $320,000 on an annualized basis.

Foreign Currency

Our Rochester Clothing store located in London, England conducts business in British pounds. As of July 30, 2016, sales from our London Rochester Clothing store were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse effect on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 30, 2016. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended July 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Form of Deferred Stock Agreement for Non-Employee Directors under the Company’s 2006 Incentive Compensation Plan.

10.2	Form of Associate Deferred Stock Agreement under the Company’s 2006 Incentive Compensation Plan.

10.3	2016 Incentive Compensation Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2016, and incorporated by reference).

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: August 25, 2016	By:	/S/ John F. Cooney
John F. Cooney
Vice President, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)