Form 10-Q
period 2016-10-29
DESTINATION XL GROUP, INC.
filed 2016-11-18
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 29, 2016

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

The number of shares of the registrant’s common stock outstanding as of November 11, 2016 was 50,823,803.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 29, 2016	January 30, 2016
	(Fiscal 2016)	(Fiscal 2015)

ASSETS
Current assets:
Cash and cash equivalents	$6,344	$5,170
Accounts receivable	8,363	4,721
Inventories	128,181	125,014
Prepaid expenses and other current assets	8,959	8,254
Total current assets	151,847	143,159

Property and equipment, net of accumulated depreciation and amortization	125,480	124,962

Other assets:
Intangible assets	2,333	2,669
Other assets	3,933	3,557
Total assets	$283,593	$274,347

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7,725	$7,155
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	29,712	30,684
Accrued expenses and other current liabilities	29,877	33,778
Borrowings under credit facility	62,358	41,984
Total current liabilities	131,137	115,066

Long-term liabilities:
Long-term debt, net of current portion	13,188	19,003
Deferred rent and lease incentives	34,910	30,934
Deferred gain on sale-leaseback, net of current portion	12,090	13,189
Deferred tax liability	222	196
Other long-term liabilities	5,851	7,555
Total long-term liabilities	66,261	70,877

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 61,681,817 and 61,692,285 shares issued at October 29, 2016 and January 30, 2016, respectively	617	617
Additional paid-in capital	304,165	302,727
Treasury stock at cost, 10,877,439 shares at October 29, 2016 and January 30, 2016	(87,977)	(87,977)
Accumulated deficit	(124,350)	(120,311)
Accumulated other comprehensive loss	(6,260)	(6,652)
Total stockholders' equity	86,195	88,404
Total liabilities and stockholders' equity	$283,593	$274,347

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	(Fiscal 2016)	(Fiscal 2015)	(Fiscal 2016)	(Fiscal 2015)

Sales	$101,871	$99,625	$327,637	$318,177
Cost of goods sold including occupancy costs	56,633	54,761	177,790	171,191
Gross profit	45,238	44,864	149,847	146,986

Expenses:
Selling, general and administrative	41,383	42,414	129,051	131,004
Depreciation and amortization	7,494	7,076	22,363	20,526
Total expenses	48,877	49,490	151,414	151,530

Operating loss	(3,639)	(4,626)	(1,567)	(4,544)

Interest expense, net	(779)	(783)	(2,346)	(2,290)

Loss before provision for income taxes	(4,418)	(5,409)	(3,913)	(6,834)
Provision for income taxes	34	63	126	191

Net loss	$(4,452)	$(5,472)	$(4,039)	$(7,025)

Net loss per share - basic and diluted	$(0.09)	$(0.11)	$(0.08)	$(0.14)

Weighted-average number of common shares outstanding:
Basic	49,552	49,116	49,532	49,072
Diluted	49,552	49,116	49,532	49,072

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	(Fiscal 2016)	(Fiscal 2015)	(Fiscal 2016)	(Fiscal 2015)
Net loss	$(4,452)	$(5,472)	$(4,039)	$(7,025)

Other comprehensive income before taxes:
Foreign currency translation	(176)	(32)	(319)	30
Pension plans	237	256	711	769
Other comprehensive income before taxes	61	224	392	799
Tax provision related to items of other comprehensive income	—	—	—	—
Other comprehensive income, net of tax	61	224	392	799
Comprehensive loss	$(4,391)	$(5,248)	$(3,647)	$(6,226)

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at January 30, 2016	61,692	$617	$302,727	(10,877)	$(87,977)	$(120,311)	$(6,652)	$88,404

Stock compensation expense			1,076					1,076
Board of Directors compensation	48		362					362
Cancellations of restricted stock, net of issuances	(59)
Accumulated other comprehensive income (loss):
Pension plan							711	711
Foreign currency							(319)	(319)
Net loss						(4,039)		(4,039)
Balance at October 29, 2016	61,681	$617	$304,165	(10,877)	$(87,977)	$(124,350)	$(6,260)	$86,195

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	October 29, 2016	October 31, 2015
	(Fiscal 2016)	(Fiscal 2015)
Cash flows from operating activities:
Net loss	$(4,039)	$(7,025)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization of deferred gain on sale-leaseback	(1,099)	(1,099)
Amortization of deferred debt issuance costs	208	211
Depreciation and amortization	22,363	20,526
Deferred taxes, net of valuation allowance	26	79
Stock compensation expense	1,076	1,582
Board of Directors stock compensation	362	402

Changes in operating assets and liabilities:
Accounts receivable	(3,642)	(2,463)
Inventories	(3,167)	(18,092)
Prepaid expenses and other current assets	(705)	(572)
Other assets	(376)	(143)
Accounts payable	(972)	348
Deferred rent and lease incentives	3,976	2,371
Accrued expenses and other liabilities	(5,959)	(1,176)
Net cash provided by (used for) operating activities	8,052	(5,051)

Cash flows from investing activities:
Additions to property and equipment, net	(21,799)	(25,352)
Net cash used for investing activities	(21,799)	(25,352)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	101
Principal payments on long-term debt	(5,363)	(5,624)
Costs associated with debt issuances	—	(15)
Net borrowings under credit facility	20,284	36,955
Net cash provided by financing activities	14,921	31,417
Net increase in cash and cash equivalents	1,174	1,014
Cash and cash equivalents:
Beginning of period	5,170	4,586
End of period	$6,344	$5,600

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

Intangibles

At October 29, 2016, the “Casual Male” trademark had a carrying value of $0.7 million and is considered a definite-lived asset. The Company is amortizing the remaining carrying value on an accelerated basis, consistent with projected cash flows through fiscal 2018, its estimated remaining useful life.

The Company’s “Rochester” trademark is considered an indefinite-lived intangible asset and has a carrying value of $1.5 million. During the first nine months ended October 29, 2016, no event or circumstance occurred which would cause a reduction in the fair value of the Company’s reporting units, requiring interim testing of the Company’s “Rochester” trademark.

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

The fair value of long-term debt is classified within Level 2 of the valuation hierarchy. At October 29, 2016, the fair value approximates the carrying amount based upon terms available to the Company for borrowings with similar arrangements and remaining maturities.

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

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income and reclassifications from AOCI for the three and nine months ended October 29, 2016 and October 31, 2015, respectively, were as follows:

	October 29, 2016			October 31, 2015
For the three months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of the quarter	$(5,639)	$(682)	$(6,321)	$(7,282)	$(381)	$(7,663)

Other comprehensive income (loss) before reclassifications, net of taxes	61	(176)	(115)	94	(32)	62

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	176	—	176	162	—	162

Other comprehensive income (loss) for the period	237	(176)	61	256	(32)	224

Balance at end of quarter	$(5,402)	$(858)	$(6,260)	$(7,026)	$(413)	$(7,439)

	October 29, 2016			October 31, 2015
For the nine months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(6,113)	$(539)	$(6,652)	$(7,795)	$(443)	$(8,238)

Other comprehensive income (loss) before reclassifications, net of taxes	183	(319)	(136)	284	30	314

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	528	—	528	485	—	485

Other comprehensive income (loss) for the period	711	(319)	392	769	30	799

Balance at end of quarter	$(5,402)	$(858)	$(6,260)	$(7,026)	$(413)	$(7,439)

(1)

Includes the amortization of the unrecognized loss on pension plans which was charged to “Selling, General and Administrative” Expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $176,000 and $162,000 for the three months ended October 29, 2016 and October 31, 2015, respectively, and $528,000 and $485,000 for the nine months ended October 29, 2016 and October 31, 2015, respectively. There was no tax benefit for any period.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which reduces the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230.  The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company does not expect the adoption of this pronouncement to have a material impact on its Consolidated Financial Statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes(Topic 740): Intra-Entity Transfer of Assets Other Than Inventory,” which reduces the existing diversity in practice in how income tax consequences of an intra-entity transfer of an asset other than inventory should be recognized. The amendments in ASU 2016-16 require an entity to recognize such income tax consequences when the intra-entity transfer occurs rather than waiting until such time as the asset has been sold to an outside party.  The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company does not expect the adoption of this pronouncement to have a material impact on its Consolidated Financial Statements.

No other new accounting pronouncements, issued or effective during the first nine months of fiscal 2016, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

At October 29, 2016, the Company had outstanding borrowings under the Credit Facility of $62.7 million, before unamortized debt issuance costs of $0.4 million. Outstanding standby letters of credit were $2.9 million and outstanding documentary letters of credit were $0.5 million. Unused excess availability at October 29, 2016 was $52.4 million. Average monthly borrowings outstanding under the Credit Facility during the first nine months of fiscal 2016 were $51.9 million, resulting in an average unused excess availability of approximately $58.4 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.  Pursuant to the terms of the Credit Facility, if the Company’s excess availability under the Credit Facility fails to be equal to or greater than the greater of (i) 10% of the Loan Cap (defined in the Credit Facility as the lesser of the revolving credit commitments at such time or the borrowing base at the relevant measurement time) and (ii) $7.5 million, the Company will be required to maintain a minimum consolidated fixed charge coverage ratio of 1.0:1.0 in order to pursue certain transactions, including but not limited to, stock repurchases, payment of dividends and business acquisitions.

Borrowings made pursuant to the Credit Facility will bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% or (c) the annual ICE-LIBOR rate (“LIBOR”) for the respective interest period) plus a varying percentage, based on the Company’s borrowing base, of 0.50%-0.75% for prime-based borrowings and 1.50%-1.75% for LIBOR-based borrowings. The Company is also subject to an unused line fee of 0.25%. At October 29, 2016, the Company’s prime-based interest rate was 4.0%. At October 29, 2016, the Company had approximately $56.0 million of its outstanding borrowings in LIBOR-based contracts with an interest rate of 1.96%. The LIBOR-based contracts expired on October 31, 2016. When a LIBOR-based borrowing expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

The fair value of the amount outstanding under the Credit Facility at October 29, 2016 approximated the carrying value.

Long-Term Debt

Components of long-term debt are as follows:

(in thousands)	October 29, 2016	January 30, 2016
Equipment financing notes	$8,289	$12,901
Term loan, due 2019	13,000	13,750
Less: unamortized debt issuance costs	(376)	(493)
Total long-term debt	20,913	26,158
Less: current portion of long-term debt	7,725	7,155
Long-term debt, net of current portion	$13,188	$19,003

Equipment Financing Loans

Pursuant to a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC, dated July 20, 2007 and amended on September 30, 2013 (the “Master Agreement”), the Company entered into twelve equipment security notes between September 2013 and June 2014 (in aggregate, the “Notes”), whereby the Company borrowed an aggregate of $26.4 million. The Notes are for a term of 48 months and accrue interest at fixed rates ranging from 3.07% to 3.50%. Principal and interest are paid monthly, in arrears.

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

The Term Loan Facility includes usual and customary mandatory prepayment provisions for transactions of this type that are triggered by the occurrence of certain events.  In addition, the amounts advanced under the Term Loan Facility can be optionally prepaid in whole or part. All prepayments are subject to an early termination fee in the amount of 1% of the amount prepaid prior to October 29, 2017.  There is no prepayment penalty after October 29, 2017.

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

Assuming the Company achieves the performance target and 100% of the Projected Benefit Amount vests, excluding estimated forfeitures, the total potential value of all awards over this four-year period, as of October 29, 2016, would be approximately $19.0 million. Approximately half of the compensation expense relates to the time-vested awards, which is being expensed over forty-four months, based on the respective vesting dates. As the performance targets were not deemed probable at October 29, 2016, no expense for the performance-based awards has been recognized through October 29, 2016.

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

Assuming that the Company achieves the performance target at target levels under the Wrap-Around Plan, and further assuming that the Company’s stock price is greater than $7.25, at the time the Company’s earnings are publicly released, the compensation expense associated with this Wrap-Around Plan is estimated to be approximately $8.4 million.  Through the end of the third quarter of fiscal 2016, the Company has accrued approximately $2.0 million in compensation expense related to the potential payout of performance awards under the Wrap-Around Plan.

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

The Compensation Committee established two performance targets for the 2016-2017 Performance Period under the new LTIP (the “2016-2017 LTIP”), each weighted 50%. The first target is EBITDA for fiscal 2017, defined as earnings before interest, taxes, depreciation and amortization, and the second target is “DXL Comparable Store Marginal Cash-Over-Cash Return”, defined as the aggregate of each comparable DXL store’s four-wall cash flow for fiscal 2017 divided by the aggregate capital investment, net of any tenant allowance, for each comparable DXL store.

All awards granted under the 2016-2017 LTIP will be in restricted stock units (RSUs). Assuming that the Company achieves the performance target at target levels and all time-vested awards vest, the compensation expense associated with the 2016-2017 LTIP is estimated to be approximately $4.2 million.  Approximately half of the compensation expense, or $2.1 million, relates to the time-vested RSUs, which are being expensed over thirty-six months, based on the respective vesting dates. With respect to the performance-based component, RSUs will be granted at the end of the performance period if the performance targets are achieved. Through the end of the third quarter of fiscal 2016, the Company has accrued approximately $0.5 million in compensation expense related to the potential payout of performance awards under the 2016-2017 LTIP.

4. Stock-Based Compensation

Through the end of the second quarter of fiscal 2016, the Company’s 2006 Incentive Compensation Plan (as amended and restated effective as of August 1, 2013, the “2006 Plan”) was the only stockholder-approved plan. The 2006 Plan expired on July 31, 2016. In the third quarter of fiscal 2016, at the Company’s 2016 Annual Meeting of Stockholders held August 4, 2016, the Company’s stockholders approved the adoption of the 2016 Incentive Compensation Plan (the “2016 Plan”).

2016 Plan

The share reserve under the 2016 Plan is 5,200,000 shares of our common stock. A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted.  A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted.

In addition to the initial share reserve of 5,200,000 shares, the 525,538 shares that remained available under our 2006 Plan were added and became available for issuance under the 2016 Plan on August 4, 2016.  In accordance with the terms of the 2016 Plan, any shares outstanding under the 2006 Plan at August 4, 2016 that subsequently terminate, expire or are canceled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with options and stock appreciation rights being added back on a one-for-one basis and full-value awards being added back on a 1 to1.9 basis.  Accordingly, an additional 237,952 shares were added to share availability under the 2016 Plan during the third quarter of fiscal 2016. At October 29, 2016, the Company had 5,940,761 shares available under the 2016 Plan.

The 2016 Plan is administered by the Compensation Committee. The Compensation Committee is authorized to make all determinations with respect to amounts and conditions covering awards.  Options are not granted at a price less than fair value on the date of the grant. Except with respect to 5% of the shares available for awards under the 2016 Plan, no award will become exercisable or otherwise forfeitable unless such award has been outstanding for a minimum period of one year from its date of grant.

The following tables summarize the stock option activity and share activity under the 2016 Plan for the first nine months of fiscal 2016:

	Number of shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	—	$—
Options granted	8,522	$4.49
Options canceled	—	$—
Options exercised	—	$—
Outstanding options at end of quarter	8,522	$4.49	9.9 years	$—
Options exercisable at end of quarter	—

	Restricted shares	Restricted Stock Units (1)	Deferred shares (2)	Total number of shares	Weighted-average grant-date fair value (3)
Shares
Outstanding non-vested shares at beginning of year	—	—	—	—	$—
Shares granted	3,834	3,396	247	7,477	$4.49
Shares vested/issued	—	—	—	—	$—
Shares canceled	—	—	—	—	$—
Outstanding non-vested shares at end of quarter	3,834	3,396	247	7,477	$4.49

(1)

Restricted Stock Units (“RSUs”) were granted in connection with the 2016-2017 LTIP.  The RSUs will vest in two tranches with the first 50% vesting on April 1, 2018 and the second 50% vesting on April 1, 2019.

(2)

The 247 shares of deferred stock, with a fair value of $1,117, represent compensation to certain directors as in lieu of cash, in accordance with their irrevocable elections.  The shares of deferred stock will vest three years from the date of grant or at separation of service, based on the irrevocable election of each director.

(3)	The fair value of a restricted share, deferred share and fully-vested share is equal to the Company’s closing stock price on the day immediately preceding the date of grant.

2006 Incentive Compensation Plan

The following tables summarize the stock option activity and share activity under the 2006 Plan for the first nine months of fiscal 2016:

	Number of shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	2,728,621	$5.00
Options granted	—	—
Options canceled	(77,394)	$5.04
Options exercised	—	—
Outstanding options at end of quarter	2,651,227	$4.99	6.3 years	$123,181
Options exercisable at end of quarter	1,063,848	$4.86	5.5 years	$123,181

	Restricted shares	Restricted Stock Units (1)	Deferred shares (2)	Fully-vested shares (3)	Total number of shares	Weighted-average grant-date fair value (4)
Shares
Outstanding non-vested shares at beginning of year	1,320,143	—	31,587	—	1,351,730	$5.09
Shares granted	—	427,874	23,323	37,950	489,147	$5.15
Shares vested/issued	(10,555)	(919)	—	(37,950)	(49,424)	$5.04
Shares canceled	(63,574)	(20,930)	—	—	(84,504)	$5.07
Outstanding non-vested shares at end of quarter	1,246,014	406,025	54,910	—	1,706,949	$5.11

(1)	RSUs were granted in connection with the 2016-2017 LTIP. The RSUs will vest in two tranches with the first 50% vesting on April 1, 2018 and the remaining 50% on April 1, 2019.
(2)

The 23,323 shares of deferred stock, with a fair value of approximately $117,622, represent compensation to certain directors in lieu of cash, in accordance with their irrevocable elections. The shares of deferred stock will vest three years from the date of grant or at separation of service, based on the irrevocable election of each director.

(3)

During the first nine months of fiscal 2016, the Company granted under the 2006 Plan 37,950 shares of stock, with a fair value of approximately $191,673 to certain directors as compensation in lieu of cash, in accordance with their irrevocable elections. Directors are required to elect 50% of their quarterly retainer in equity.  Prior to August 1, 2016, all shares paid to directors to satisfy this election were issued from the 2006 Plan and since then the shares to satisfy this election were and will be made from the 2016 Plan.  Any shares in excess of the minimum required election are issued from the Company’s Second Amended and Restated Non-Employee Director Stock Purchase Plan (“Non-Employee Director Stock Purchase Plan”).

(4)	The fair value of a restricted share, deferred share and fully-vested share is equal to the Company’s closing stock price on the day immediately preceding the date of grant.

Valuation Assumptions

For the first nine months of fiscal 2016, the Company granted 8,522 stock options, 3,834 shares of restricted stock, 431,270 RSUs and 23,570 shares of deferred stock. For the first nine months of fiscal 2015, the Company granted 15,790 shares of deferred stock and 10,000 shares of restricted stock. There were no grants of stock options during the first nine months of fiscal 2015.

Unless otherwise specified by the Compensation Committee, RSUs, restricted stock and deferred stock are valued using the closing price of the Company’s common stock on the day immediately preceding the date of grant.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for grants for the first nine months of fiscal 2016.  There were no grants of stock options for the first nine months of fiscal 2015:

October 29, 2016
Expected volatility	39.3%
Risk-free interest rate	0.78%
Expected life	2.0 yrs
Dividend rate	—

Non-Employee Director Stock Purchase Plan

The Company granted 10,403 shares of common stock, with a fair value of approximately $51,804, to certain of its non-employee directors as compensation in lieu of cash in the first nine months of fiscal 2016.

Stock Compensation Expense

For the first nine months of fiscal 2016 and fiscal 2015, the Company recognized total stock-based compensation expense of $1.1 million and $1.6 million, respectively. The total compensation cost related to time-vested stock options, restricted stock and RSU awards not yet recognized as of October 29, 2016 is approximately $1.8 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 21 months. At October 29, 2016, the Company had $7.0 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to its performance-based stock options and restricted stock under its 2013-2016 LTIP. As discussed above, the Company will begin recognizing compensation if, and when, achievement of the performance targets under the 2013-2016 LTIP becomes probable.

5. Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the nine months ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
(in thousands)
Common Stock Outstanding:
Basic weighted average common shares outstanding	49,552	49,116	49,532	49,072
Common stock equivalents – stock options and restricted stock (1)	—	—	—	—
Diluted weighted average common shares outstanding	49,552	49,116	49,532	49,072

(1)

Common stock equivalents of 483 and 402 shares for the third quarter and first nine months ended October 29, 2016, respectively, and common stock equivalents of 700 and 560 shares for the third quarter and first nine months ended October 31, 2015, respectively, were excluded due to a net loss.

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

	For the three months ended		For the nine months ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
(in thousands, except exercise prices)
Stock Options (time-vested)	1,232	183	1,232	1,214
Restricted Stock Units (time-vested)	3	—	409	—
Restricted and Deferred Stock	2	—	10	15
Range of exercise prices of such options	$4.49 - $7.52	$5.27 - $7.52	$4.49 - $7.52	$4.96 - $7.52

The above options, which were outstanding at October 29, 2016, expire from October 22, 2017 to September 11, 2026.

Excluded from the Company’s computation of basic and diluted earnings per share for the third quarter and first nine months of fiscal 2016 were 893,621 shares of unvested performance-based restricted stock and 1,125,317 performance-based stock options. For the third quarter and first nine months of fiscal 2015, 933,486 shares of unvested performance-based restricted stock and 1,162,047 performance-based stock options were excluded from the Company’s computation of basic and diluted earnings per share for both periods. Performance-based awards will be included in the computation of basic and diluted earnings per share if, and when, the respective performance targets are achieved. In addition, shares of unvested time-based restricted stock of 356,227 for the third quarter and first nine months of fiscal 2016 and 729,581 shares for the third quarter and first nine months of fiscal 2015 were excluded from the computation of basic earnings per share and will continue to be excluded until such shares vest. See Note 3, Long-Term Incentive Plans, for a discussion of the Company’s 2013-2016 LTIP and the respective performance targets.

Although the shares of performance-based and time-based restricted stock issued in connection with the 2013-2016 LTIP are not considered outstanding or common stock equivalents for earnings per share purposes until certain vesting and performance thresholds are achieved, all 1,249,848 shares of restricted stock outstanding at October 29, 2016 are considered issued and outstanding. Each share of restricted stock has all of the rights of a holder of the Company’s common stock, including, but not limited to, the right to vote and the right to receive dividends, which rights are forfeited if the restricted stock is forfeited.

6. Income Taxes

At October 29, 2016, the Company had total deferred tax assets of approximately $80.0 million, total deferred tax liabilities of $15.5 million and a corresponding valuation allowance of $64.7 million.

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

As of October 29, 2016, the Company had net operating loss carryforwards of $140.4 million for federal income tax purposes and $81.8 million for state income tax purposes that are available to offset future taxable income through fiscal year 2036. Additionally, the Company has alternative minimum tax credit carryforwards of $2.3 million, which are available to further reduce income taxes over an indefinite period. Additionally, the Company has $0.1 million and $2.2 million of net operating loss for tax purposes related to the Company’s operations in Hong Kong and Canada, respectively, though both are expected to expire largely unutilized. Included in the federal and state net operating loss carryforwards are stock compensation deductions of approximately $9.3 million and $4.0 million, respectively, the tax benefit from which, if realized, will be credited to additional paid-in capital.

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

The Company’s tax provision for the first nine months of fiscal 2016 and fiscal 2015 represents an increase in our deferred tax liability for indefinite-lived intangibles as well as current state margin tax and foreign income tax.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to Topic 740, “Income Taxes”, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. The unrecognized tax benefit at October 29, 2016 was $3.0 million. This amount is directly associated with a prior year tax position related to exiting the European direct business. The amount of unrecognized tax benefit has been presented as a reduction in the reported amounts of its federal and state net operating loss carryforwards. It is the Company’s policy to record interest and penalties on unrecognized tax benefits as income taxes; however, no penalties or interest have been accrued on this liability because the carryforwards have not yet been utilized.

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big & tall men’s apparel with retail and direct operations in the United States and London, England.  We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL®, Casual Male XL Outlets, Rochester Clothing, ShoesXL® and LivingXL®. At October 29, 2016, we operated 188 Destination XL stores, 108 Casual Male XL retail stores, 12 DXL outlet stores, 39 Casual Male XL outlet stores and 5 Rochester Clothing stores. Our direct business includes our DestinationXL.com and bigandtall.com e-commerce sites which support our stores, brands and product extensions.

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

RESULTS OF OPERATIONS

The following is a summary of results for the third quarter and first nine months of fiscal 2016, including EBITDA, which is a non-GAAP measure. Please see “Non-GAAP Financial Measures” below for a reconciliation of Net Loss to EBITDA.

	For the three months ended		For the nine months ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
(in millions, except per share data)
Net loss	$(4.5)	$(5.5)	$(4.0)	$(7.0)
EBITDA (Non-GAAP basis)	$3.9	$2.5	$20.8	$16.0

Per diluted share:
Net loss	$(0.09)	$(0.11)	$(0.08)	$(0.14)

Executive Summary

The strength of our DXL concept has continued to drive our sales growth and improvement in profitability through the third quarter of fiscal 2016.  During the quarter, our 158 comparable DXL stores had a sales increase of 2.3%, against a prior year comparable sales increase of 9.2%, contributing to our 14th consecutive quarter of positive total Company comparable sales.  We believe that the uncertainty in the economic and political climate, that continued to impact the retail industry during the quarter, has contributed to slower than expected top-line growth for us.  Given these macroeconomic issues, as well as a delay in the arrival of cold weather and our anticipated decrease in advertising in the fourth quarter, we are revising our guidance for fiscal 2016, see “Fiscal 2016 Outlook” below.

Although our sales for fiscal 2016 are less than expected, we continue to show year-over-year growth in sales, profitability and liquidity.  The net loss for the third quarter of fiscal 2016 was $(0.09) per diluted share as compared to a net loss of $(0.11) per diluted share for the third quarter of fiscal 2015.  We also remain focused on improving EBITDA, which increased $1.4 million for the third quarter of fiscal 2016, resulting in a year-to-date improvement of 30.1% to $20.8 million for the first nine months of fiscal 2016.

From a liquidity perspective, our cash flow from operations improved by $13.1 million.  This improvement, with a $3.6 million decrease in capital expenditures, resulted in a $16.7 million improvement in non-GAAP free cash flow.  Fiscal 2016 is a pivotal year for our Company where capital expenditures for DXL stores will be fully funded from free cash flow and we begin to pay down our debt levels for the first time in four years. See “Non-GAAP Financial Measures” below for a reconciliation of free cash flow.

During the first nine months of fiscal 2016, we opened 22 DXL retail stores and 3 DXL outlet stores, while closing 17 Casual Male XL retail stores and 1 Casual Male XL outlet.  For fiscal 2016, we plan to open a total of 25 DXL retail stores and 4 DXL outlet stores.  In addition, we expect to close 29 Casual Male XL retail stores and 4 Casual Male XL outlet stores.

Inventory Management Review

At the beginning of fiscal 2016, we initiated a review of our inventory levels in our distribution center.  We also launched a review of our inventory procurement and management functions.  As a result of this review process we identified several improvements that we are implementing to streamline operations at our distribution center, including tighter controls over the number of merchandise weeks of supply and improvements in inventory receipt flow and procurement. As reflected in our “Fiscal 2016 Outlook”, we expect these changes to result in a more optimized inventory structure that will improve our working capital position in fiscal 2016.  We do not believe these changes will jeopardize sales from out-of-stock positions in either our retail stores or in our direct business.

Fiscal 2016 Outlook

We are reducing our full year Sales and EBITDA guidance, because of our decision not to pursue a television campaign in the fourth quarter of fiscal 2016. The lack of television exposure, coupled with the delayed arrival of cold weather is leading us to a more cautious outlook for sales and EBITDA. In the fourth quarter of fiscal 2016, our marketing efforts will focus on radio, digital and social media and we will continue to evaluate the use of television in the future.  This decision is expected to have a short-term negative impact on sales in the fourth quarter of fiscal 2016, but with a reduction in marketing costs, our earnings guidance, on a GAAP basis, of breakeven to $(0.09) per share remains unchanged and we continue to expect to generate positive free cash flow in fiscal 2016:

•

Sales of approximately $451.0 to $457.0 million, with a total company comparable sales increase of approximately 1.0% to 2.0% (a decrease from previous guidance of $457.0 million to $463.0 million, with a total company comparable sales increase of approximately 2.0% to 4.0%).

•	Gross margin rate of approximately 46.0% (a decrease from previous guidance of 46.2% to 46.5%).
•	Net loss, on a GAAP basis, of $(0.09) per diluted share to breakeven (unchanged).
•

Adjusted net loss, on a non-GAAP basis, of $(0.05) per diluted share to breakeven (unchanged). Because we expect to continue providing a full valuation allowance against our deferred tax assets, we will not recognize any income tax benefit in fiscal 2016.

•	EBITDA of approximately $30.0 to $33.0 million (a decrease from previous guidance of $31.0 to $35.0 million).
•

At the end of fiscal 2016, we expect to have total debt of approximately $60.0 million to $66.0 million (an increase from $59.0 to $64.0 million), consisting of $12.8 million outstanding from a term loan, $6.6 million from equipment financing notes with the balance from our Credit Facility.

•

From a liquidity perspective, we expect cash flow from operating activities of $34.0 to $38.0 million (a decrease from previous guidance of $35.0 to $40.0 million), including tenant allowances, resulting in positive free cash flow, before DXL capital expenditures, a non-GAAP measure, of approximately $24.6 million to $28.6 million (a decrease from previous guidance of $25.6 to $30.6 million). Free cash flow, a non-GAAP measure, will be approximately $4.0 to $8.0 million (a decrease from previous guidance of $5.0 to $10.0 million).

•

Capital expenditures are expected to remain unchanged at approximately $30.0 million, which are primarily related to opening our DXL stores, and will be partially offset by approximately $7.0 to $8.0 million in tenant allowances. We expect to fund our capital expenditures primarily from our operating cash flow (unchanged).

Financial Summary

Sales

	Third Quarter	First Nine Months
	(in millions)
Sales for the third quarter and first nine months of fiscal 2015	$99.6	$318.2
Less 2015 sales for stores that have closed /converted	(5.5)	(19.4)
	$94.1	$298.8

Increase in comparable sales	0.8	5.2
Non-comparable sales, primarily DXL stores open less than 13 months	6.9	23.0
Other, net	0.1	0.6
Sales for the third quarter and first nine months of fiscal 2016	$101.9	$327.6

For the third quarter of fiscal 2016, total sales were $101.9 million as compared to $99.6 million for the third quarter of fiscal 2015. The increase of $2.3 million in total sales was primarily due to an increase in non-comparable store sales of $6.9 million, a 0.9% increase in comparable sales of $0.8 million, and an increase of $0.1 million of other revenue, partially offset by $5.5 million in lost sales from closed and converted stores.

Our comparable sales increase for the third quarter of $0.8 million was driven by our 158 comparable DXL retail stores which increased 2.3%, or $1.1 million, against a comparable increase of 9.2% for the third quarter of fiscal 2015.  DXL comparable store growth was primarily due to a 1.8% increase in the number of transactions and an increase in dollars per transaction.  Sales per square foot for our DXL retail stores continued to grow to $182, on a rolling 12-month basis, at the end of the third quarter as compared with $174 per square foot for the rolling 12-month period at the end of the third quarter last year.

During the third quarter of fiscal 2016, we opened our 200th DXL store toward our target of 400 DXL stores.  As we discussed above, store traffic is down across the retail industry, which we believe is due in part to the macroeconomic issues the country is currently facing.  This has resulted in a slower than expected increase in our sales growth. However, our non-comparable DXL stores are outperforming plan and return on investment hurdles, which is also a strong indicator that our DXL brand awareness is growing and the performance of our store openings continue to get stronger.

Our end-of-rack customer grew to 44.5% of our bottoms business from 42.9% in the third quarter of fiscal 2015.  Our end-of-rack customer, with a waist size of 46 inches or less, shops 41% more often than our customer with a waist size of 48 inches or more and, on an annual basis, spends twice as much.

For the first nine months of fiscal 2016, total sales were $327.6 million as compared to $318.2 million for the first nine months of fiscal 2015.  The increase in sales of $9.4 million was due to a 1.8% increase in comparable sales of $5.2 million, an increase in non-comparable store sales of $23.0 million and an increase of $0.6 million in other revenue, partially offset by $19.4 million in lost sales from closed and converted stores.  Comparable sales for our 158 DXL retail stores increased 4.2%, or $6.6 million for the first nine months of fiscal 2016.

Gross Profit Margin

For the third quarter of fiscal 2016, our gross margin rate, inclusive of occupancy costs, was 44.4% as compared to a gross margin rate of 45.0% for the third quarter of fiscal 2015. The 60 basis point decrease was due to a decrease of 30 basis points in merchandise margin and an increase in occupancy costs of 30 basis points.  The 30 basis point decrease in merchandise margin was primarily due to a shift in the timing of clearance markdowns in fiscal 2015 to the fourth quarter of fiscal 2015.  The increase in occupancy costs was due to occupancy expense increasing at a greater percentage than sales.  On a dollar basis, occupancy costs for the third quarter of fiscal 2016 increased approximately 4.0% over the prior year’s third quarter, primarily as a result of an increase in total square footage.

For the first nine months of fiscal 2016, our gross margin rate, inclusive of occupancy costs, was 45.7% as compared to 46.2% for the first nine months of fiscal 2015. This 50 basis point decrease was due to a decrease in merchandise margins of 50 basis points, due to the timing of clearance merchandise discussed above.  On a dollar basis, occupancy costs for the first nine months of fiscal 2016 increased 2.9% over the prior year.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A expenses for the third quarter of fiscal 2016 were 40.6% as compared to 42.6% for the third quarter of fiscal 2015. For the first nine months of fiscal 2016, SG&A expenses were 39.4% as compared to 41.2% for the first nine months of fiscal 2015. On a dollar basis, SG&A decreased by $1.0 million and $2.0 million for the third quarter and first nine months of fiscal 2016, respectively.  These decreases were primarily due to decreases in advertising expense and incentive accruals partially offset by increases in store payroll and healthcare costs.

For the third quarter and first nine months of fiscal 2016, pre-opening payroll, training and other incremental costs to support our DXL store openings were $1.0 million and $2.4 million, respectively, as compared to the $1.4 million and $3.3 million for the third quarter and first nine months of fiscal 2015, respectively.

Depreciation and Amortization

Depreciation and amortization for the third quarter of fiscal 2016 increased $0.4 million to $7.5 million as compared to $7.1 million for the third quarter of fiscal 2015.  For the first nine months of fiscal 2016, depreciation and amortization increased $1.9 million to $22.4 million, as compared to $20.5 million in the prior year period. The increase in depreciation and amortization is due to the continued store growth associated with our DXL retail and outlet stores.

Interest Expense, Net

Net interest expense for the third quarter and first nine months of fiscal 2016 of $0.8 million and $2.3 million, respectively, were relatively flat as compared the comparable periods of the prior year.  As a result of our inventory initiatives undertaken to improve liquidity, we expect interest costs for fiscal 2016 will be similar to fiscal 2015 levels.  We expect that our total debt outstanding at the end of fiscal 2016 will be $60.0 to $66.0 million, a decrease from $68.1 million at the end of fiscal 2015. See “Liquidity and Capital Resources” for more discussion regarding our current Credit Facility, long-term debt and future liquidity needs.

Income Taxes

At October 29, 2016, we had total deferred tax assets of $80.0 million, total deferred tax liabilities of $15.5 million and a corresponding valuation allowance of $64.7 million. The deferred tax assets include approximately $50.0 million of net operating loss carryforwards and approximately $5.3 million of deferred gain on our sale-leaseback and, to a lesser extent, other book/tax timing differences.

At the end of fiscal 2013, we established a full valuation allowance against our deferred tax assets.  Based on our earnings guidance for fiscal 2016, we believe that a full valuation allowance remains appropriate at this time.

Our tax provision, for the first nine months of fiscal 2016 and fiscal 2015, represents an increase in our deferred tax liability for indefinite-lived intangibles as well as current state margin tax and foreign income tax.

Net Loss

For the third quarter of fiscal 2016, we had a net loss of $(4.5) million, or $(0.09) per diluted share, compared with a net loss of $(5.5) million, or $(0.11) per diluted share, for the third quarter of fiscal 2015. On a non-GAAP basis, assuming a normalized tax rate for both periods, adjusted net loss per share for the third quarter of fiscal 2016 was $(0.05) per diluted share as compared to $(0.07) per diluted share for the third quarter of fiscal 2015.

For the first nine months of fiscal 2016, the net loss was $(4.0) million, or $(0.08) per diluted share, compared with a net loss of $(7.0) million, or $(0.14) per diluted share, for the first nine months of fiscal 2015.  On a non-GAAP basis, assuming a normalized tax rate for both periods, adjusted net loss per share for the first nine months of fiscal 2016 was ($0.05) per diluted share as compared to ($0.08) per diluted share for the first nine months of fiscal 2015.

Inventory

At October 29, 2016, total inventory was $128.2 million compared to $125.0 million at January 30, 2016 and $133.3 million at October 31, 2015. The 3.8% decrease of $5.1 million from October 31, 2015 is due to inventory initiatives implemented in fiscal 2016 to improve timing of receipts and reduce weeks of supply on hand. Clearance merchandise remained unchanged at 9.0% of inventory at the end of the third quarter of fiscal 2016 as compared to the end of the third quarter of fiscal 2015.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our Credit Facility, described below. Our current cash needs are primarily for working capital (essentially inventory requirements), capital expenditures and growth initiatives. As discussed below, our capital expenditures for fiscal 2016 are expected to be $30.0 million, primarily related to the planned opening of approximately 25 DXL retail stores and 4 DXL outlet stores and information technology projects. However, we expect to receive approximately $7.0 to $8.0 million in tenant allowances to offset these capital expenditures.

We expect to fund our store growth in fiscal 2016 primarily through earnings.  We currently believe that our existing cash generated by operations together with our Credit Facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements.

For fiscal 2016, we expect to generate free cash flow before DXL capital expenditures of $24.6 million to $28.6 million.  We will reinvest that cash to fund our DXL store growth in fiscal 2016. After DXL capital expenditures, we expect positive free cash flow of $4.0 to $8.0 million.  We expect that our total debt at the end of fiscal 2016 will be approximately $60.0 to $66.0 million, a decrease from $68.1 million at the end of fiscal 2015.

For the first nine months of fiscal 2016, free cash flow improved by $16.7 million to $(13.7) million from $(30.4) million for the first nine months of fiscal 2015. This improvement in free cash flow was primarily due to the improvement in operating results, lower capital expenditures and less inventory as compared to fiscal 2015. See “Non-GAAP Financial Measures” below regarding non-GAAP free cash flow.

The following is a summary of our total debt outstanding at October 29, 2016 with the associated unamortized debt issuance costs:

(in thousands)	Gross Debt Outstanding	Less Debt Issuance Costs	Net Debt Outstanding
Credit facility	$62,727	$(369)	$62,358
Equipment financing notes	8,289	(53)	8,236
Term loan, due 2019	13,000	(323)	12,677
Total debt	$84,016	$(745)	$83,271

Credit Facility

Our credit facility with Bank of America, N.A., effective October 29, 2014 (our “Credit Facility”) provides for a maximum committed borrowing of $125.0 million, which, pursuant to an accordion feature, may be increased to $175.0 million upon our request and the agreement of the lender(s) participating in the increase. The Credit Facility includes a sublimit of $20.0 million for commercial and standby letters of credit and a sublimit of up to $15.0 million for swingline loans. The maturity date of the Credit Facility is October 29, 2019. Our Credit Facility is described in more detail in Note 2 of the Notes to the Consolidated Financial Statements included in this Quarterly Report.

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

We had outstanding borrowings of $62.7 million under the Credit Facility at October 29, 2016. At October 29, 2016, outstanding standby letters of credit were $2.9 million and outstanding documentary letters of credit were $0.5 million.  The average monthly borrowing outstanding under the Credit Facility during the first nine months ended October 29, 2016 was approximately $51.9 million, resulting in an average unused excess availability of approximately $58.4 million. Unused excess availability at October 29, 2016 was $52.4 million. Our obligations under the Credit Facility are secured by a lien on substantially all of our assets, excluding (i) a first priority lien held by the lenders of the Term Loan Facility on certain of our equipment described below and (ii) intellectual property.

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

The Term Loan Facility includes usual and customary mandatory prepayment provisions for transactions of this type that are triggered by the occurrence of certain events.  In addition, the amounts advanced under the Term Loan Facility can be optionally prepaid in whole or part. All prepayments are subject to an early termination fee in the amount of 1% of the amount prepaid if the prepayment is prior to October 29, 2017.  There is no prepayment penalty after October 29, 2017.

The Term Loan Facility is secured by a first priority lien on certain of our equipment, and a second priority lien on substantially all of our remaining assets, excluding intellectual property.

Capital Expenditures

The following table sets forth the open stores and related square footage at October 29, 2016 and October 31, 2015, respectively:

	October 29, 2016		October 31, 2015
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	188	1,513	163	1,349
DXL Outlets	12	60	9	45
Casual Male XL Retail	108	385	136	479
Casual Male Outlets	39	123	41	129
Rochester Clothing	5	51	5	51
Total Stores	352	2,132	354	2,053

Below is a summary of store openings and closings from January 30, 2016 to October 29, 2016:

Number of Stores:	DXL	DXL Outlets	Casual Male XL Retail	Casual Male XL Outlets	Rochester Clothing	Total Stores
At January 30, 2016	166	9	125	40	5	345
New stores(1)	—	2	—	—	—	2
Replaced stores(2)	22	1	(16)	(1)	—	6
Closed retail stores(3)	—	—	(1)	—	—	(1)
At October 29, 2016	188	12	108	39	5	352
(1)	Represents stores opened in new markets.
(2)

Represents the total number of DXL stores opened in existing markets with the corresponding total number of Casual Male XL stores and/or Rochester Clothing stores closed in such markets in connection with those DXL store openings.

(3)	Represents closed stores for which there were no corresponding openings of a DXL store in the same market.

Our capital expenditures for the first nine months of fiscal 2016 were $21.8 million as compared to $25.4 million for the first nine months of fiscal 2015. The $3.6 million decrease is primarily related to fewer DXL stores openings and improved buildout costs of the DXL stores opened in fiscal 2016 as compared to the prior year.  The Company opened 22 DXL retail stores and 3 DXL outlet stores in the first nine months of fiscal 2016 as compared to 26 DXL retail stores and 7 DXL outlet stores in the first nine months of fiscal 2015.

For fiscal 2016, our capital expenditures are expected to be approximately $30.0 million and we expect to receive approximately $7.0 to $8.0 million in tenant allowances to offset these expenditures. Our budget includes approximately $20.6 million, excluding any allowance, related to the opening of 25 DXL retail stores and 4 DXL outlet stores, and approximately $9.4 million for continued information technology and other infrastructure projects. In addition, we expect to close approximately 29 Casual Male XL stores and 4 Casual Male XL outlet stores, the majority of which are in connection with the opening of the DXL retail and outlet stores in the same geographic market.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies and estimates disclosed in our Fiscal 2015 Annual Report.   See Note 1 to the Consolidated Financial Statements included in this report for information on recent accounting pronouncements and changes in accounting principles.

Non-GAAP Financial Measures

Adjusted net loss, adjusted net loss per diluted share, free cash flow, free cash flow before DXL capital expenditures and EBITDA are non-GAAP measures.  These non-GAAP measures are not presented in accordance with GAAP and should not be considered superior to or as a substitute for net loss or cash flows from operating activities or any other measure of performance derived in accordance with GAAP. In addition, all companies do not calculate non-GAAP financial measures in the same manner and, accordingly, the non-GAAP measures presented in this Quarterly Report may not be comparable to similar measures used by other companies. We believe that inclusion of these non-GAAP measures helps investors gain a better understanding of our performance, especially when comparing such results to previous periods and that they are useful as an additional means for investors to evaluate our operating results, when reviewed in conjunction with our GAAP financial statements. Reconciliations of these non-GAAP measures are presented in the following tables (certain columns may not foot due to rounding):

Adjusted net loss and adjusted net loss per diluted share. The above discussion includes an adjusted net loss for the third quarter and first nine months of fiscal 2016 and fiscal 2015 on a non-GAAP basis, which reflected an adjustment assuming a normal tax rate of 40%. We have fully reserved against our deferred tax assets and, therefore, net loss is not reflective of earnings assuming a “normal” tax position.  Adjusted net loss provides investors with a useful indication of the financial performance of the business, on a comparative basis, assuming a normalized effective tax rate of 40%.

The following is a reconciliation of net loss to adjusted net loss, assuming a normal tax rate of 40% for the third quarter and first nine months of fiscal 2016 and fiscal 2015:

	For the three months ended				For the nine months ended
	October 29, 2016		October 31, 2015		October 29, 2016		October 31, 2015
	$	Per diluted share	$	Per diluted share	$	Per diluted share	$	Per diluted share
(in thousands, except per share data)
Net loss (GAAP basis)	$(4,452)	$(0.09)	$(5,472)	$(0.11)	$(4,039)	$(0.08)	$(7,025)	$(0.14)

Add back: Actual income tax provision	34		63		126		191
Income tax (provision) benefit, assuming
a normal tax rate of 40%	1,767		2,164		1,565		2,734

Adjusted net loss (non-GAAP basis)	$(2,651)	$(0.05)	$(3,245)	$(0.07)	$(2,348)	$(0.05)	$(4,100)	$(0.08)

Weighted average number of common shares
outstanding on a diluted basis		49,552		49,116		49,532		49,072

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

The following table reconciles free cash flow and free cash flow before DXL capital expenditures:

	For the nine months ended
(in millions)	October 29, 2016	October 31, 2015
Cash flow from operating activities (GAAP basis)(1)	$8.1	$(5.0)
Capital expenditures, infrastructure projects	(5.8)	(8.1)
Free Cash Flow, before DXL capital expenditures	$2.3	$(13.1)
Capital expenditures for DXL stores	(16.0)	(17.3)
Free Cash Flow (non-GAAP basis)	$(13.7)	$(30.4)

(1)	Cash flow from operating activities includes lease incentives received against our capital expenditures.

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

The following table is a reconciliation of net loss to EBITDA:

	For the three months ended		For the nine months ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
(in millions)
Net loss (GAAP basis)	$(4.5)	$(5.5)	$(4.0)	$(7.0)
Add back:
Provision for income taxes	0.0	0.1	0.1	0.2
Interest expense	0.8	0.8	2.3	2.3
Depreciation and amortization	7.5	7.1	22.4	20.5
EBITDA (non-GAAP basis)	$3.9	$2.5	$20.8	$16.0

Fiscal 2016 Outlook - GAAP to Non-GAAP Reconciliations.

The following table is a reconciliation of non-GAAP measures used in our Fiscal 2016 Outlook:

Projected
Fiscal 2016
(in millions, except per share data)		per diluted share
Net income (loss), GAAP basis	$(4.4)-$0.0
Add back:
Provision for income taxes	0.2
Interest expense	2.9-3.2
Depreciation and amortization	29.9-31.0
EBITDA, non-GAAP basis	$30.0-$33.0

Net income (loss), GAAP basis	$(4.4)-$0.0	$(0.09)-$0.00
Income tax benefit, assuming 40% rate	$(1.8)-$0.0	$(0.04)-$0.00
Adjusted net income (loss), non-GAAP basis	$(2.6)-$0.0	$(0.05)-$0.00
Weighted average common shares outstanding - diluted	49.9

Cash flow from operating activities, GAAP basis	$34.0-$38.0
Capital expenditures, infrastructure projects	(9.4)
Free Cash Flow, before DXL capital expenditures	$24.6-$28.6
Capital expenditures for DXL stores	(20.6)
Free Cash Flow, non-GAAP basis	$4.0-$8.0

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires October 29, 2019, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At October 29, 2016, the interest rate on our prime based borrowings was 4.0%. At October 29, 2016, approximately $56.0 million of our outstanding borrowings were in LIBOR contracts with an interest rate of 1.96%.  At October 29, 2016, we also had $13.0 million outstanding under a term loan, which bears interest at a variable rate based on one-month LIBOR rates plus 6.5%.

Based upon a sensitivity analysis as of October 29, 2016, assuming average outstanding borrowing during the first nine months of fiscal 2016 of $51.9 million under our Credit Facility and $13.0 million outstanding under our term loan, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $324,500 on an annualized basis.

Foreign Currency

Our Rochester Clothing store located in London, England conducts business in British pounds. As of October 29, 2016, sales from our London Rochester Clothing store were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse effect on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 29, 2016. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 29, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended October 29, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: November 18, 2016	By:	/S/ John F. Cooney
John F. Cooney
Vice President, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)