Form 10-K
period 2017-01-28
DESTINATION XL GROUP, INC.
filed 2017-03-20
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2017 (Fiscal 2016)	Commission File Number 01-34219

DESTINATION XL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

(781) 828-9300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 30, 2016, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $121.6 million, based on the last reported sale price on that date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily determinative for other purposes.

The registrant had 49,988,655 shares of Common Stock, $0.01 par value, outstanding as of March 17, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III.

DESTINATION XL GROUP, INC.

Index to Annual Report on Form 10-K

Year Ended January 28, 2017

PART I.

Certain statements contained in this Annual Report on Form 10-K (this “Annual Report”) constitute “forward-looking statements,”  including forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Annual Report are generally located under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding cash flows, gross profit margins, store counts, capital expenditures, sales and earnings expectations for fiscal 2017 and beyond. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause our actual results to differ materially from such forward-looking statements, including, without limitation, risks relating to the execution of our corporate strategy and ability to grow our market share and those risks and uncertainties, set forth below under Item 1A, Risk Factors. Readers are encouraged to review these risks and uncertainties carefully.

These forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in its expectations or any change in events, conditions or circumstances in which the forward-looking statement is based.

Item 1. Business

Destination XL Group, Inc., together with our subsidiaries (the “Company”), is the largest specialty retailer of big & tall men’s apparel with retail and direct operations in the United States and London, England. We operate under the trade names of Destination XL®, DXL®, DXL outlets, Casual Male XL®, Casual Male XL outlets, Rochester Clothing, ShoesXL® and LivingXL®. We operate 192 DXL retail stores, 13 DXL outlet stores, 97 Casual Male XL retail stores, 36 Casual Male XL outlet stores and 5 Rochester Clothing stores. Our direct business includes our DestinationXL.com and bigandtall.com e-commerce sites which support our stores, brands and product extensions. Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015 as “fiscal 2016”, “fiscal 2015” and “fiscal 2014,” respectively.

OUR INDUSTRY

We believe that the men’s big & tall apparel market, which includes pants with a waist size of 42” and greater, as well as tops sized 1XL and greater, generates approximately $3.5 billion to $4.0 billion in sales annually and represents approximately 11% of the overall men’s apparel business. Growth in this segment has historically been driven by rapidly changing market demographics. We estimate that our market share in fiscal 2016 was approximately 12%.  We believe that we can increase our market share by catering to the broader target market, attracting customers from various income, age and lifestyle segments and offering the widest selection of sizes and styles that fit well. An opportunity also exists for market share growth from the lower-size range of our market, that is, men in the 38”-46” waist size. These sizes are usually at the high end of the size range for most retailers and, as a result, the selection is usually limited at such retailers.

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

Through fiscal 2010, we primarily operated Casual Male XL retail stores, Casual Male XL outlet stores and Rochester Clothing stores, along with the associated websites and catalogs. We catered to all customers through these three store formats, from our value-oriented customer (Casual Male XL outlets) to our luxury-oriented customer (Rochester Clothing stores). During that year, we tested a new store concept, Destination XL (“DXL”). The DXL store concept merged all of our existing brands under one roof, offering our customers a superior shopping environment with an extensive assortment of product and an increased presence of name brands, without having to shop multiple stores. In addition to offering our customers a wide assortment, we also wanted to provide them with an outstanding and unique shopping experience. We are focused on providing outstanding customer service through our DXL stores, with everything from larger fitting rooms to professional, trained associates providing both personal attention and on-site tailoring. With the initial success of this store format, we then made a similar change to our e-commerce business in fiscal 2011 when we launched our DestinationXL.com website which, like our DXL store, merged all of our previous websites into one consolidated e-commerce site providing our customers the ability to cross-shop our brands easily.

As part of our new direction, in December 2012, we changed our NASDAQ stock ticker symbol to “DXLG” followed by a change in February 2013 of our corporate name to “Destination XL Group, Inc.”

BUSINESS STRATEGY

In fiscal 2012, we began the transition from our Casual Male XL retail and Rochester Clothing stores to our DXL store format. Initially, we envisioned that this transition would take three years.  Based on the performance of the initial DXL stores, we accelerated the pace in fiscal 2013, closing over 100 Casual Male XL and Rochester Clothing stores and opening 51 DXL stores.  This accelerated pace created unexpected hurdles for us in converting our existing customer base to the new DXL stores, which negatively impacted our sales.  As a result, in fiscal 2014, we opted to revise our strategy to slow the pace of our transition to take advantage of our existing Casual Male XL stores to help transition our customer base. We also introduced a smaller DXL store format, which has allowed us to penetrate smaller markets that we originally thought were too small for a DXL store, and a DXL outlet store format.  In fiscal 2015, we completed a market opportunity study of our existing store portfolio, including the smaller DXL store format and outlet store format, and believe that there is opportunity for additional growth beyond what was initially identified when we began the rollout in fiscal 2012.

During fiscal 2016, we opened our 200th store and, at fiscal year end, we had 192 DXL stores and 13 DXL outlet stores, with a DXL presence in every major metropolitan market in the continental United States.

With the bulk of the Casual Male XL to DXL store transition behind us, in addition to our efforts to maintain the strong in-store experience which our customers enjoy, we are now focusing our efforts on improving traffic to our stores and growing our e-commerce business with emphasis on increasing brand awareness and our customer base. Based on a market study we commissioned in 2016, 6 out of 10 potential customers do not know who we are.  We also experienced a slight decrease in our brand awareness in fiscal 2016 and a decrease in store traffic in the second half of fiscal 2016, which may have resulted in part from our decision not to conduct a Fall/holiday media marketing campaign.  As a result, in fiscal 2017, we will be revitalizing our marketing program, through a combination of media and digital strategies, including efforts to improve communications with our existing customers through personalization and more targeted mailings.  We expect to increase our marketing spend in fiscal 2017 to help create and drive traffic to our stores and e-commerce sites.

While we believe market opportunity exists to support a strategy of opening 30-40 DXL stores per year, given the current weakness in the retail environment, we are taking a more measured approach to store growth in fiscal 2017.  In some markets, where a Casual Male XL store performs well, we may look to extend its lease on a short-term basis instead of replacing it with a DXL store at expiration, allowing us time to secure the right location for a DXL store.  As such, we currently expect to open 19 DXL retail stores and 1 DXL outlet store in fiscal 2017.  We currently anticipate that beyond fiscal 2017, we will continue to open stores at a slower pace for the foreseeable future.

International Growth

In addition to our Rochester Clothing store located in London, England, we also have one franchised DXL store in the Middle East at the Symphony Mall in Kuwait City, Kuwait, which was opened in fiscal 2014 pursuant to a franchise agreement with The Standard Arabian Business & Enterprises Company (SABECO).

Based on our experience to date, we believe that the international big & tall market is currently underserved and, based on the success of our DXL concept in the U.S. and the positive customer response for our Kuwait City franchised store, we see an opportunity for growth internationally in the future.

In the spring of fiscal 2017, we are opening two DXL stores in Toronto, Canada. These will be the first DXL brand stores operated by the Company outside of the United States.

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

Our DXL stores cater to all income demographics and offer our customers merchandise in all lifestyles from casual to business, young to mature, in all price ranges and in all large sizes from XL and up. Our Casual Male XL stores primarily carry moderately priced branded and private label casual sportswear and dresswear, while our Rochester Clothing stores carry fine quality, designer and branded menswear. We also operate Casual Male XL outlets and DXL outlets for our value-oriented consumer.  In addition to our stores, we operate our Destination XL e-commerce site which is similar to our DXL store concept and offers a brand range of merchandise at each price point, including a complete offering of shoes.

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

We carry several well-known national brands of merchandise as well as a number of our own private-label lines within our “good”, “better”, “best” and “luxury” price points.  The penetration of branded apparel in our DXL stores can range from 15% to 80%, depending on several factors, but on average, our DXL stores carry approximately 47% branded merchandise.

Higher-End Luxury Fashion Apparel -“Best” and “Luxury” Merchandise

Within this higher-end price range, we carry a broad selection of quality apparel from well-known branded manufacturers such as Bogosse®, Brooks Brothers®, Gran Sasso, John Laing®, Remy, Psycho Bunny®, Derek Rose, Brioni®, Coppley, Eton®, Hickey Freeman®, Jack Victor®, Lucky, Michael Kors®, Pantherella®, Paul & Shark, JOE’S® Jeans, Robert Graham®, Robert Talbot, St. Hillaire, Ted Baker®, Tulliani, True Religion®, Turnbull & Asser® and David Donahue.

Moderate-Priced Apparel -“Better” Merchandise

We offer our customer an extensive selection of quality sportswear and dress clothing at moderate prices carrying such well-known brands such as: Junk Food®, Rainforest, Brooks Brothers®, O’Neill®, Retro Brand, Cutter & Buck®, Levis®, Adidas® Golf, Columbia, Berne®, Carhartt®, Callaway®, CK Jeans®, CK Sport®,  Jockey®, Lacoste®, Majestic, Polo Ralph Lauren®, Tommy Bahama®, Tommy Hilfiger®, Tallia® and Trafalger®.

In addition, we carry several private-label lines:

•	Twenty Eight Degrees™ is targeted as a contemporary/modern line offering sportswear and loungewear.
•	Society of One is a jeanswear brand catering to the needs of the fashion denim customer.
•	Rochester is a line that targets traditional luxury styles. We also offer a complete selection of sportcoats, dress shirts and neckwear under our Rochester Black Label private label.

Value-Priced Apparel -“Good” Merchandise

For our value-oriented customers, we carry Geoffrey Beene®, Cubavera, Nautica® and Nautica Jeans®, Dockers, Lee, Perry Ellis, Wrangler, Reebok and PX Clothing. In addition we carry several private label lines:

•	Harbor Bay® was our first proprietary brand and it is a traditional line which continues to represent a significant portion of our business, specifically in terms of our core basic merchandise.
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

RETAIL CHANNEL

Destination XL stores (“DXL”)

Our DXL store concept brings all of our brands together in one format. Within this format, we can cater to our very diverse customer group, with merchandise representing all price points, from our luxury brands to value-oriented brands, and all lifestyles, from business to denim.  The size of our current DXL stores, which contain almost triple the product assortments of a Casual Male XL store, currently averages 8,000 square feet, but is expected to decrease closer to 7,500 square feet as we open future DXL stores.  As discussed above, in fiscal 2014, we began opening smaller (5,000-6,500 square feet) DXL stores.  Because the size of these stores is smaller, they carry a smaller product offering than our other DXL stores but are representative of the “good, better, best” merchandise variety. The locations of our DXL stores are also an essential aspect of our roll-out. We seek locations where our stores are highly visible, preferably adjacent to regional malls or other high-traffic shopping areas.

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

During fiscal 2016, we opened 26 DXL retail stores and 4 DXL outlet stores, bringing our store count at January 28, 2017 to 192 DXL retail stores and 13 DXL outlet stores. For fiscal 2016, the average sales per square foot for our DXL retail stores increased to $180 as compared to $177 for fiscal 2015 and $165 for fiscal 2014. Once a DXL store matures, which we believe is five years, we expect sales will be approximately $200-220 per square foot. For fiscal 2016, we had 49 DXL retail stores that had sales greater than $200 per square foot.  For fiscal 2017, we plan to open 19 DXL retail stores and 1 DXL outlet store resulting in approximately 225 DXL retail and outlet stores operating at the end of fiscal 2017.

Casual Male XL retail stores

At January 28, 2017, we operated 97 Casual Male XL full-price retail stores, located primarily in strip centers, power centers or stand-alone locations. The majority of the merchandise carried in our Casual Male XL stores is moderate-priced basic or fashion-neutral items, such as jeans, casual slacks, t-shirts, polo shirts, dress shirts and suit separates. These stores also carry a full complement of our “better” private label collections. The average Casual Male XL retail store is approximately 3,500 square feet.

DXL outlet /Casual Male XL outlet stores

At January 28, 2017, we operated 36 Casual Male XL and 13 DXL outlet stores designed to offer a wide range of casual clothing for the big & tall customer at prices that are generally 20-25% lower than our moderate-priced merchandise. Much of the merchandise in our outlet stores is offered with the purchasing interests of the value-oriented customer in mind. In addition to private-label and branded merchandise at our “good” price tier, our outlets also carry clearance product obtained from DXL, Casual Male XL and Rochester Clothing stores, offering the outlet customer the ability to purchase branded and fashion product for a reduced price. As we open our DXL stores, we expect the mix of branded product flowing into the outlets to increase to approximately 30% as we move inventory out of our DXL stores to keep it current while enhancing the branded presence in our outlets.

The average Casual Male XL outlet store is approximately 3,100 square feet and the average DXL outlet is approximately 5,000 square feet.

Rochester Clothing stores

At January 28, 2017, we operated 5 Rochester Clothing stores, located in major cities in the United States and one store in London, England. The Rochester Clothing stores have a wide selection of our “best” merchandise which consists primarily of high-end merchandise from well-recognized brands. In addition, the stores also carry a few private-label lines especially designed for our high-end customer. The average Rochester Clothing store is approximately 10,000 square feet. Although some of our Rochester Clothing stores will close over the next few fiscal years as we open DXL stores in the same geographical market, we currently expect that 3 of our high-traffic Rochester Clothing stores will remain open.

DIRECT CHANNEL

Our direct business, which consists primarily of our e-commerce business, is a vital part of our growing omni-channel business approach, allowing us to service our customers whether it be in-person at a store, over the telephone, or online via a computer, smartphone or tablet. Our direct business bridges that gap for us by encouraging and expecting our store associates to use our e-commerce sites to help fulfill our customers’ clothing needs. If a wider selection of a lifestyle, color or size of an item is not available in our store, then our store associates can order the item for our customer through our direct channel and have it shipped to the store or directly to the customer. Our customers also have the ability to order online and pick-up in store on the same day.

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

Destination XL® E-Commerce Site

In fiscal 2013, we combined all of our then-existing web addresses: www.casualmalexl.com, www.rochesterclothing.com, www.btdirect.com, www.livingxl.com and www.shoesxl.com and redirected our users to our new comprehensive Destination XL website.  Similar to our DXL store concept, our www.destinationxl.com website allows our customers to shop across all of our brands and product extensions with ease and brings all of our customers to one website.  Our customers were previously classified as a “Rochester” customer or a “Casual Male” customer.  Now, our customers are all “DXL” customers, which no longer limits a customer’s ability to access our full product assortment.

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

In recent years, we have seen a significant increase in the number of visitors to our websites from a mobile device. Our mobile optimized website, m.destinationxl.com, helps our customers browse products, checkout, access our loyalty program information, research inventory in a local store, and find a local store location. For our international customers, upon entering our full site, these visitors are identified based on where they reside globally and are able to shop in their local currency. In addition, checkout is customized based on their location, with local payment methods and a guaranteed cost including shipping and taxes. In fiscal 2016, we launched an effort to ensure that our websites are accessible to the visually impaired. We also launched t.destinationxl.com, an optimized site for tablet visitors to provide an improved shopping experience for all our DXL online visitors, regardless of the device they are using.

BigandTall.com

Our www.bigandtall.com website is separate from our Destination XL site and caters to a value-oriented customer, exclusively offering an assortment of promotional and clearance merchandise.

MERCHANDISE PLANNING AND ALLOCATION

Our merchandise planning and allocation area is critical to the effective management of our inventory, store assortments, product sizes and overall gross margin profitability. The merchandise planning and allocation team has an array of planning and replenishment tools available to assist in maintaining an appropriate level of inventory, in-stock positions at the store and for the direct channel, and pre-season planning for product assortments for each store and the direct channel. Additionally, in-season reporting identifies opportunities and challenges in inventory performance. Over the past several years, we have made investments in implementing best practice tools and processes for our merchandise planning and allocation.

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

STORE OPERATIONS

We believe that our store associates are the key to creating the highest quality experience for our customer. Over the past several years, we have extensively worked to change the culture in our stores from an operationally-driven organization to a sales-driven, customer-centric organization. Our overall goal is to assist our associates in becoming less task-oriented and more focused on serving the customer. We want our associates to help our customer meet his apparel needs through building his wardrobe; not just selling our customer a single item. In order to accomplish this, we have invested in educating our associates. Our associates have been trained to be clothing experts, capable of accommodating our customer’s style and fit needs with ready-to-wear clothing. Our stores offer on-site tailoring in order to assist customers in receiving a perfect fit. Our training approach provides product knowledge as well as behavioral training.  A key component to the success of this program is finding the right caliber of store associates. Our multi-unit, field management team receives extensive training on recruiting associates with the correct fit for our stores. Our new DXL store management team hires are enrolled in a training program with time spent in one of our two regional training centers.

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

Each DXL, Casual Male XL and Rochester Clothing store is staffed with a store manager, assistant managers and associates. The store manager is responsible for achieving certain sales and operational targets. Our DXL, Casual Male XL and Rochester Clothing stores have an incentive-based commission plan for managers and selling staff to encourage associates to focus on our customer’s wardrobing needs and sales productivity.  Our field organization of stores strives to promote from within; a culture that has been building for 7 years, with approximately 90% of the field organization’s multi-unit managers having managed one of our retail stores.

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

MARKETING AND ADVERTISING

We believe marketing and advertising are key drivers to increase brand awareness, and thereby increase traffic to our stores. Our marketing focus is on increasing the awareness of our DXL brand so that shoppers think of us when they decide to purchase men’s XL clothing or accessories. With only 4 out of every 10 men knowing who we are, we believe we have an opportunity to build our customer base and increase market share.  During fiscal 2016, we saw our brand awareness drop to 34% from 38% in fiscal 2015.  We believe that our $5.4 million decrease in marketing spend in fiscal 2016 may have contributed to this drop in awareness.  Due to the weakness we saw in the retail market and the lack of store traffic we started to see in September 2016, we decided not to run the Fall/Holiday media campaign and instead shifted some of those funds to digital advertising.  In fiscal 2017, we will be reinvesting in our marketing initiatives, increasing our marketing spend consistent with previous levels. We expect that our marketing program for fiscal 2017 will include two media campaigns; our Spring campaign, which runs up to Father’s Day, and the return of a Fall/Holiday campaign. In the short-term, for Spring 2017 we will be reusing an older commercial which was the most productive of our previous campaigns in driving traffic and appears to resonate more with our existing customer.

For fiscal 2016, our active customer count decreased by 2.5%. In fiscal 2017, in addition to adding back media to aid in growing the customer count, we plan to focus more aggressively on customer retention and reactivation programs. Our DXL retail stores have experienced a 28% higher retention rate of customers than our Casual Male XL retail stores. As we open more DXL retail stores and close more Casual Male XL retail stores, we expect that our overall retention rate will continue to improve, but we will be seeking to improve the retention rates in all store formats.

In addition to growing the active customer base within DXL stores, we also see opportunity for growth with our “end-of-rack” customer who is defined as a customer with a 38 to 46 inch waist. For fiscal 2016, the “end of rack” segment contributed twice as much in revenue per customer as consumers with waist sizes above 46 inches and visited us 52% more often than consumers with waist sizes 48 inches and above.

As we close more of our Casual Male XL stores in fiscal 2017, we will continue our efforts to increase awareness of the DXL brand and convert Casual Male XL customers to our DXL stores. Our focus will continue to be on transitioning our best Casual Male XL customers first, followed by other very active, high-sales-contributing tiers of customers.  For DXL stores opened in existing Casual Male XL markets, between fiscal 2010 and fiscal 2015, we have converted 51% of our Casual Male XL’s customers to these DXL stores by the end of fiscal 2016.  This figure is up from 45% at the start of fiscal 2016.

In fiscal 2016, we decreased our marketing costs by $5.4 million from fiscal 2015. For fiscal 2017, we will be increasing our marketing spend to approximately $25.0 million, similar with levels in fiscal 2014 and fiscal 2015, as compared to $18.2 million for fiscal 2016.

GLOBAL SOURCING

We have strong experience in sourcing internationally, particularly in Asia, where we manufacture a significant percentage of our private-label merchandise. We have established relationships with some of the leading and specialized agents and factories. Our sourcing network consists of over 50 factories in 6 countries. Currently, approximately 61% of all our product needs are sourced directly.

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

Since 2003, we have utilized United Parcel Services (“UPS”) for all of our store shipments as well as our domestic customer deliveries. By utilizing UPS, we are able to track all deliveries from the warehouse to our individual stores, including the status of in-transit shipments. In addition, we are able to provide our Direct-to-Consumer customers with Authorized Return Service and Web labels, making returns more convenient for them.  Our current contract with UPS is through January 5, 2020.

In order to service our International customers, we have partnered with a global e-commerce company for payment and shipment services.  Through this service, international customers view and pay for products in their local currency.  Our partner then ships directly to our customer, which we believe helps avoid potential fraud and currency exchange rate risks.

Our warehousing application for our distribution center systems streamlines our distribution processes, enhances our in-transit times, and reduces our distribution costs substantially. Over the past several years, we have made improvements to our software such as automated packing for single piece orders, barcode scanning technologies and scanning technologies for our sortation systems, in order to improve productivity and to lower packing costs.

Our supply chain technology provides visibility for imports, giving our buyers accurate shipping information and allowing the distribution center to plan staffing for arriving freight, resulting in reduced costs and improved receipt efficiency. In fiscal 2017, we plan on improving the domestic routing process by converting from a paper-based to a web-based system that will also help us optimize our domestic inbound transportation costs.

In-bound calls for our direct businesses are currently handled at our Canton facility and are primarily fulfilled by our distribution center.  If an order cannot be fulfilled by our distribution center, the order is completed at the store level.

MANAGEMENT INFORMATION SYSTEMS

The infrastructure of our management information systems has consistently been a priority to us. We believe that the investments we have made in this regard have improved our overall efficiency and most importantly have enabled us to manage our inventory more effectively.

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

Our business is supported by a POS business application that captures daily transaction information by item, color and size. The POS system includes a multitude of features including CRM tools that enable us to track customer buying habits and provides us with the ability to target customers with specific offers and promotions.

Using a retail business intelligence solution, we are able to integrate data from several sources and provide enterprise-wide analytics reporting. Over the past few years, we have developed a custom Assortment Suite application that leverages business intelligence and predictive analytics to provide high impact insights into core merchandising tasks. In an effort to further improve our inventory management, we have created a standardized set of “best practices” for both our merchandise planning and allocation groups.

Our direct business and retail business maintain a shared inventory system and we operate a single system platform for DXL, Casual Male XL and Rochester Clothing to deliver improved efficiencies and to make our full product assortment available to all of our business formats.

We continually work to improve our web environment. Our mobile optimized site capitalizes on the growing use of mobile devices to look up store information, review product offerings, and complete purchases. In fiscal 2016, we completed the development and implementation of a tablet optimized website to further capitalize on the continued growth of mobile e-commerce.  In addition, our current website is fully integrated with a global e-commerce company to accommodate international customers by providing multi-currency pricing, payment processing, and international shipping. Functionality was also implemented to support an online custom shirt program and an in-store application to support both a custom suit and custom shirt program.

COMPETITION

Our business faces competition from a variety of sources, including department stores such as Macy’s and Dillard’s, mass merchandisers, other specialty stores and discount and off-price retailers, as well as other retailers that sell big & tall merchandise. While we have successfully competed on the basis of merchandise selection, comfort and fit, customer service and desirable store locations, there can be no assurances that other retailers, including e-commerce retailers, will not adopt purchasing and marketing concepts similar to ours. Discount retailers with significant buying power, such as Wal-Mart and J.C. Penney, represent a source of competition for us. The direct business has several competitors, including the King Size catalog and website.

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

TRADEMARKS/TRADEMARK LICENSE AGREEMENTS

We own several service marks and trademarks relating to our businesses, including, among others, “Destination XL®”, “DXL®”, “DXL Mens Apparel®”, “Big on Being Better®”, “Casual Male®”, “Casual Male XL®”, “Rochester Clothing®”, “Rochester Big & Tall®”, “Harbor Bay®”, “Oak Hill®”, “Comfort Zone®”, “Synrgy™”, “Twenty-Eight Degrees™”, “Society of One®” and “True Nation®”. We also hold a U.S. patent for an extendable collar system, which is marketed as “Neck-Relaxer®” and a U.S. copyright for a no-iron hang tag.

EMPLOYEES

As of January 28, 2017, we employed approximately 2,625 associates. We hire additional temporary employees during the peak fall and Holiday seasons. None of our employees is represented by any collective bargaining agreement.

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

The following risk factors are the important factors of which we are aware that could cause actual results, performance or achievements to differ materially from those expressed in any of our forward-looking statements. We operate in a continually changing business environment and new risk factors emerge from time to time. Other unknown or unpredictable factors also could have material adverse effects on our future results, performance or achievements. We cannot assure you that our projected results or events will be achieved or will occur.

Risks Related to Our Company and Our Industry

We may not be successful in executing our DXL strategy and growing our market share.

Through the end of fiscal 2016, we have opened over 200 DXL stores while closing several of our Casual Male XL and Rochester Clothing stores.  With the transition substantially complete, we currently anticipate that we will slow the pace of our store openings.  However, for us to be successful in the future and maintain growth, we must be able to continue increasing our share of the men’s big & tall apparel market. Our growth and market share are dependent on our ability to successfully continue to build upon our DXL store concept, convert our existing Casual Male and Rochester customers into DXL customers and continue to attract new customers. Our inability to execute successfully the following factors could prevent us from growing our market share and DXL brand, which could have a material adverse effect on our results of operations, cash flows and financial position:

•	negotiate favorable lease arrangements for new DXL stores;
•	exit existing lease agreements on favorable terms;
•	effectively open and close stores within established cost parameters;
•	coordinate the timing of DXL store openings and Casual Male XL store closings;
•	hire qualified store management and store associates;
•	maintain an effective marketing program to build brand and store concept awareness as well as increase store traffic;
•	predict and respond to fashion trends, while offering our customers a broad selection of merchandise in an extended selection of sizes;
•	grow our DXL e-commerce business;
•	maintain our existing customer base as we transition them to the DXL store format;
•	attract and retain new target customers;
•	continue to grow and then sustain number of transactions, units-per-transaction and share of wallet; and,
•	operate at appropriate operating margins.

Our business may be adversely affected by the failure to identify suitable store locations and acceptable lease terms.  In addition, some of our new stores may open in locations close enough to our existing stores to negatively impact sales at those locations.

We currently lease all of our store locations. Identifying and securing suitable store locations at acceptable lease terms is critical to our store growth.  We generally have been able to negotiate acceptable lease rates and extensions, as needed.  However, we cannot be certain that desirable locations at acceptable lease rates and preferred lease terms will continue to be available.  Once we decide on a prospective new store or new market and find a suitable location, any delays in opening new stores could impact our financial results. In addition, if we need to pay higher occupancy costs in the future to secure ideal locations, the increased cost may adversely impact our financial performance and liquidity. Recent trends toward increased landlord consolidation could also negatively affect our ability to obtain and retain locations.

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

Our ability to increase our share of the men’s big & tall apparel market is largely dependent on building and maintaining favorable brand recognition for our DXL stores and e-commerce sites and effectively marketing our merchandise to all of our target customers in several diverse market segments so that they will become loyal shoppers who spend a greater portion of their wallet on our product offerings. In order to grow our brand recognition and our market share, we depend on the successful development of our brand through marketing and advertising in a variety of ways, including television and radio advertising, advertising events, direct mail marketing, e-commerce and customer prospecting. Our business is directly impacted by the success of these efforts and those of our vendors. Future advertising efforts by us, our vendors or our other licensors, may be costly and, if not successful, will impact our ability to increase our market share and increase revenues.

Our business is seasonal and is affected by general economic conditions.

Our business is seasonal. Historically, a significant portion of our operating income has been generated during our fourth quarter (November-January). If, for any reason, we miscalculate the demand for our products during our fourth quarter, our sales in this quarter could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could cause our annual operating results to suffer. In addition, our operations may be negatively affected by local, regional or national economic conditions, such as levels of disposable consumer income, consumer debt, interest rates and consumer confidence. Due to our seasonality, the possible adverse impact from such risks is potentially greater if any such risks occur during our fourth quarter.

Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital.

The operation of our business, the rate of our expansion and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. We will also need sufficient cash flow to meet our obligations under our existing debt agreements.

The amount that we are able to borrow and have outstanding under our credit facility at any given time is determined using an availability formula based on eligible assets. As a result, our ability to borrow is subject to certain risks and uncertainties, such as advance rates and quality of inventory, which could reduce the funds available to us under our credit facility.

We cannot assure you that our cash flow from operations or cash available under our credit facility will be sufficient to meet our needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot ensure that we could obtain refinancing or additional financing on favorable terms or at all.

Our business may be adversely affected by economic and political issues abroad and changes in U.S. economic policies.

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

In addition, the enactment of any new legislation in the U.S. that would impact current international trade regulations, exports or imports or tax policy with respect to foreign activities, or executive action affecting international trade agreements, including the reevaluation of the trading status of certain countries and/or retaliatory duties, taxes, quotas or other trade sanctions, could increase the cost of merchandise purchased from suppliers in such countries and could adversely affect our business and financial performance.

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

If we are unable to develop and implement our omni-channel initiatives successfully, our market share and financial results could be adversely affected.

One of our strategic initiatives has been to move from being a multi-channel retailer to an omni-channel retailer. Our customer’s shopping behavior continues to evolve across multiple channels and we are working to meet his needs.  While we now consider ourselves an omni-channel retailer, we continue to make ongoing investments in our information technology systems to support  evolving omni-channel capabilities.

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

We rely on the continued development of e-commerce and internet infrastructure development, failure of which could disrupt our business and negatively impact our sales.

We continue to have increasing levels of sales made through our e-commerce sites. Growth of our overall sales is dependent on customers continuing to expand their on-line purchases in addition to in-store to purchase our products. We cannot accurately predict the rate at which online purchases will expand.

Our success in growing our e-commerce activities will depend in part upon our development of an increasingly sophisticated e-commerce experience and infrastructure. Increasing customer sophistication requires that we provide additional website features and functionality, in order to be competitive in the marketplace and maintain market share. We will continue to iterate our website features, but we cannot predict future trends and required functionality or our adoption rate for customer preferences.  In addition, we are vulnerable to additional risks and uncertainties associated with e-commerce sales, including security breaches, cyber-attacks, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Our failure to successfully respond to these risks and uncertainties could reduce our e-commerce sales, increase our costs and diminish our growth prospects, which could negatively impact our results of operations.

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

Our future growth strategy includes plans to open stores internationally, most likely using a franchise and licensing model.  Customer demand, as well as a lack of familiarity with our brands, may differ internationally, and as a result, we may have difficulty attracting customers and growing brand awareness.  In addition, our ability to conduct business internationally may be adversely impacted by political and economic risks.  Our failure to expand internationally may limit our future growth opportunities.

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

A significant portion of our merchandise is imported directly from other countries, and U.S. domestic suppliers who source their goods from other countries supply most of our remaining merchandise. If the U.S. Government imposes significant tariffs or other restrictions on foreign imports, we may need to increase our prices which could adversely affect our revenues and merchandise margins.

Furthermore, in the event that commercial transportation is curtailed or substantially delayed, we may not be able to maintain adequate inventory levels of important merchandise on a consistent basis, which would negatively impact our sales and potentially erode the confidence of our customer base, leading to further loss of sales and an adverse impact on our results of operations.

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

We may be harmed by security risks we face in connection with our electronic processing and transmission of confidential customer information. During fiscal 2016, approximately 85% of our sales were settled through credit and debit card transactions. Any security breach could expose us to risks of loss, litigation and liability and could adversely affect our operations as well as cause our shoppers to stop shopping with us as a result of their lack of confidence in the security of their personally identifiable information, which could have a negative impact on our sales and profitability. If third parties are able to penetrate our network security or otherwise misappropriate the personal information or credit card information of our customers or if third parties gain unauthorized and improper access to such information, we could be subject to liability. These liabilities could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, or claims for other misuses of personal information, including unauthorized marketing purposes, and could ultimately result in litigation. Liability for misappropriation of this information could be significant.

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

In addition, we maintain exclusivity arrangements with several of the brands that we carry.  If we were to lose any of these exclusivity arrangements or brands altogether, our revenues may be adversely affected.

We may be unable to predict fashion trends and customer preferences successfully.

Customer tastes and fashion trends are volatile and tend to change rapidly. Our success depends in large part upon our ability to predict effectively and respond to changing fashion tastes and consumer demands and to translate market trends to appropriate saleable product offerings. If we are unable to predict or respond to changing styles or trends successfully and misjudge the market for products or any new product lines, our sales will be impacted and we may be faced with a substantial amount of unsold inventory or missed opportunities. In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess, slow-moving inventory, which would decrease our revenues and margins. In addition, the failure to satisfy consumer demand, specifically in our DXL stores and websites, could have serious longer-term consequences, such as an adverse impact on our brand value and the loss of market share to our competitors.

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

Our business depends on our ability to meet our labor needs.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including store managers and sales associates, who understand and appreciate our product offerings and are able to represent our products to our customers adequately. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas, and the turnover rate in the retail industry is high. If we are unable to hire and retain sales associates capable of consistently providing a high level of customer service, our business could be materially adversely affected. Although none of our employees is currently covered by collective bargaining agreements, our employees may elect to be represented by labor unions in the future, which could increase our labor costs. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of adequate employees. An inability to recruit and retain a sufficient number of qualified individuals in the future may delay the planned openings of new stores or outlets. Any such delays, any material increases in employee turnover rates at existing stores or outlets or any increases in labor costs could have a material adverse effect on our business, financial condition or operating results.

Failure to comply with laws, rules and regulations could negatively affect our business operations and financial performance.

Our business is subject to federal, state, local and international laws, rules and regulations, such as state and local wage and hour laws, the U.S. Foreign Corrupt Practices Act, the Employee Retirement Income Security Act (“ERISA”), securities laws, import and export laws (including customs regulations), privacy and information security regulations, unclaimed property laws, the Affordable Care Act and many others. The effect of some of these laws and regulations may be to increase the cost of doing business and may have a material impact on our earnings. In addition, the complexity of the regulatory environment in which we operate and the related cost of compliance are both increasing due to legal and regulatory requirements and increased enforcement. In addition, as a result of operating in the U.K., we must comply with that country’s laws and regulations, which may differ substantially from, and may conflict with, corresponding U.S. laws and regulations. We may also be subject to investigations or audits by governmental authorities and regulatory agencies, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice. If we fail to comply with laws, rules and regulations or the manner in which they are interpreted or applied, we may be subject to government enforcement action, class action litigation or other litigation, damage to our reputation, civil and criminal liability, damages, fines and penalties, and increased cost of regulatory compliance, any of which could adversely affect our results of operations and financial performance.

The new administration may make substantial changes to fiscal, tax and international trade policies that may adversely affect our business, financial condition and results of operations.

The new administration has called for substantial change to various fiscal, tax and international trade policies. We cannot predict the impact, if any, of these changes to our business, financial condition and results of operations. However, it is possible that these changes could adversely affect our business. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes.

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

The market price of our common stock has fluctuated in the past and may increase or decrease rapidly in the future depending on news announcements and changes in general market conditions. The following factors, among others, may cause significant fluctuations in our stock price:

•	overall changes in the economy and general market volatility;
•	news announcements regarding our quarterly or annual results of operations;
•	quarterly comparable sales;
•	acquisitions;
•	competitive developments;
•	litigation affecting us; or
•	market views as to the prospects of the retail industry generally.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate offices and retail distribution center are located at 555 Turnpike Street in Canton, Massachusetts. The property consists of a 755,992 gross square foot building located on approximately 27.3 acres. We owned the property until January 30, 2006, at which time we entered into a sale-leaseback transaction with Spirit Finance Corporation, a third-party real estate investment trust (“Spirit”), whereby we entered into a twenty-year lease agreement with a wholly-owned subsidiary of Spirit for an initial annual rent payment of $4.6 million, with periodic increases every fifth anniversary of the lease. In fiscal 2006, we realized a gain of approximately $29.3 million on the sale of this property, which was deferred and is being amortized over the initial 20 years of the related lease agreement. Accordingly, our current annual rent expense of $5.2 million is offset by $1.5 million related to the amortization of this deferred gain.

As of January 28, 2017, we operated 192 Destination XL retail stores, 13 Destination XL outlet stores, 97 Casual Male XL retail stores, 36 Casual Male XL outlet stores and 5 Rochester Clothing stores. All of these stores are leased by us directly from owners of several different types of centers, including life-style centers, shopping centers, free standing buildings, outlet centers and downtown locations. The store leases are generally 5 to 10 years in length and contain renewal options extending their terms by between 5 and 10 years. Following this discussion is a listing by state of all store locations open at January 28, 2017.

Sites for store expansion are selected on the basis of several factors, including the demographic profile of the area in which the site is located, the types of stores and other retailers in the area, the location of the store within the center and the attractiveness of the store layout. We also utilize financial models to project the profitability of each location using assumptions such as the center’s sales per square foot averages, estimated occupancy costs and return on investment requirements.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Capital Expenditures.”

Store count by state at January 28, 2017

United States	DXL retail DXL outlets *	Casual Male XL and Rochester Clothing stores
Alabama	1	2
Arizona	4	1
Arkansas	—	2
California *	23	15
Colorado	3	2
Connecticut	4	2
Delaware *	2	—
District of Columbia	—	1
Florida *	10	11
Georgia	3	4
Idaho	1	—
Illinois	11	7
Indiana	5	4
Iowa	2	2
Kansas	3	—
Kentucky	2	1
Louisiana	3	1
Maine *	1	1
Maryland	5	5
Massachusetts	5	3
Michigan *	12	3
Minnesota	2	2
Mississippi	—	2
Missouri	3	6
Montana	1	—
Nebraska	2	—
Nevada	3	—
New Hampshire *	3	—
New Jersey	7	8
New Mexico	1	—
New York *	13	10
North Carolina	3	4
North Dakota	—	1
Ohio	8	3
Oklahoma	2	—
Oregon	2	1
Pennsylvania	8	14
Rhode Island	1	—
South Carolina *	4	—
South Dakota	—	1
Tennessee *	6	1
Texas	20	10
Utah	2	—
Vermont	1	—
Virginia *	5	3
Washington *	4	1
West Virginia	—	1
Wisconsin	4	2

International
London, England	—	1

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed for trading on the NASDAQ Global Select Market under the symbol “DXLG”.

The following table sets forth, for the periods indicated, the high and low per share sales prices for the common stock, as reported on Nasdaq.

	High	Low
Fiscal Year Ended January 28, 2017
First Quarter	$5.88	$3.95
Second Quarter	5.54	4.05
Third Quarter	5.57	3.95
Fourth Quarter	5.00	3.15

Fiscal Year Ended January 30, 2016
First Quarter	$5.30	$4.28
Second Quarter	5.41	4.32
Third Quarter	6.70	4.23
Fourth Quarter	6.16	4.10

Holders

As of March 15, 2017, based upon data provided by the transfer agent for our common stock, there were approximately 89 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agent, but does include each such broker or clearing agency as one record holder.

Dividends

We have not paid and do not anticipate paying cash dividends on our common stock. In addition, financial covenants in our loan agreement may restrict dividend payments. For a description of these financial covenants see Note C to the Notes to the Consolidated Financial Statements.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following Performance Graph compares our cumulative stockholder return with a broad market index (Standard & Poor’s 500) and one published industry index (Dow Jones U.S. Apparel Retailers) for each of the most recent five years ended January 31. The cumulative stockholder return for shares of our common stock (“DXLG”) and each of the indices is calculated assuming that $100 was invested on January 31, 2012. We paid no cash dividends during the periods shown. The performance of the indices is shown on a total return (dividends reinvested) basis. The graph lines merely connect January 31 of each year and do not reflect fluctuations between those dates. In addition, we have included a chart of the annual percentage return of our common stock, the S&P 500 and the Dow Jones U.S. Apparel Retailers.

Annual Return Percentage

	Year ended
Company/Index	Jan 13	Jan 14	Jan 15	Jan 16	Jan 17
DXLG	37.3%	17.0%	(5.6%)	(15.4%)	(23.3%)
S&P 500	13.8%	19.0%	11.9%	(2.7%)	18.3%
Dow Jones U.S. Apparel Retailers	23.4%	12.1%	19.3%	(2.9%)	(4.5%)

Indexed Returns

	Base Period
	Jan 12	Jan 13	Jan 14	Jan 15	Jan 16	Jan 17
Company/Index
DXLG	$100	$137.31	$160.60	$151.64	$128.36	$98.51
S&P 500	$100	$113.81	$135.42	$151.56	$147.40	$174.32
Dow Jones U.S. Apparel Retailers	$100	$123.42	$138.38	$165.08	$160.36	$153.12

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

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data of our Company as of and for each of the years in the five-year period ended January 28, 2017 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our accompanying Consolidated Financial Statements and Notes thereto.

We derived the selected financial data presented below for the periods or dates indicated from our consolidated financial statements. Our consolidated financial statements as of and for the years ended January 28, 2017, January 30, 2016, January 31, 2015  and February 1, 2014 were audited by KPMG LLP, an independent registered public accounting firm. Our consolidated financial statements as of and for the year ended February 2, 2013 were audited by Ernst & Young LLP, an independent registered public accounting firm. Our consolidated financial statements as of and for the years ended January 28, 2017, January 30, 2016 and January 31, 2015 are included in this Annual Report.

For a discussion of certain factors that materially affect the comparability of the selected consolidated financial data or cause the data reflected herein not to be indicative of our future results of operations or financial condition, see Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Years Ended (1)(2)
	January 28, 2017 (Fiscal 2016)		January 30, 2016 (Fiscal 2015)	January 31, 2015 (Fiscal 2014)		February 1, 2014 (Fiscal 2013)		February 2, 2013 (Fiscal 2012)
	(In millions, except per share and operating data)
INCOME STATEMENT DATA:
Sales	$450.3		$442.2	$414.0		$386.5		$397.6
Gross profit, net of occupancy costs	204.9		203.8	190.0		176.4		183.7
Selling, general and administrative expenses	173.3		180.6	174.8		169.1		154.4
Depreciation and amortization	30.6	(4)	28.4	24.0	(4)	20.8	(4)	15.5
Operating income (loss)	1.0		(5.1)	(8.8)		(13.5)		13.8

Provision for income taxes	0.2		0.3	0.2		45.7	(5)	5.2
Income (loss) from continuing operations	$(2.3)		$(8.4)	$(11.2)		$(60.3)		$8.0
Income (loss) from discontinued operations	—		—	(1.1)		0.5		(1.9)
Net income (loss)	$(2.3)		$(8.4)	$(12.3)		$(59.8)		$6.1

Income (loss) from continuing operations per share - diluted	$(0.05)		$(0.17)	$(0.23)		$(1.24)		$0.17
Net income (loss) per share - diluted	$(0.05)		$(0.17)	$(0.25)		$(1.23)		$0.13

BALANCE SHEET DATA:
Working capital(6)	$23.3		$28.1	$42.8		$50.6		$82.5
Inventories	117.4		125.0	115.2		105.6		104.2
Property and equipment, net	124.3		125.0	120.3		102.9		65.9
Total assets(6)	269.3		274.3	259.9		236.7		245.9
Long term debt, net of current portion(6)	12.1		19.0	26.2		12.0		—
Stockholders’ equity	88.5		88.4	92.4		105.0		161.2

OTHER DATA:
Cash flow provided by operating activities	$35.0		$18.4	$13.8		$24.9		$29.9
less: capital expenditures, infrastructure projects	(9.6)		(13.3)	(10.5)		(10.0)		(6.8)
Free cash flow before DXL capital expenditures(3) (Non-GAAP measure)	$25.4		$5.1	$3.3		$14.9		$23.1
less: capital expenditures for DXL stores	(19.6)		(20.1)	(30.4)		(44.1)		(25.6)
Free cash flow (Non-GAAP measure)(3)	$5.8		$(15.0)	$(27.1)		$(29.2)		$(2.5)

OPERATING DATA:
Comparable sales percentage	0.6%		4.8%	6.4%		3.0%		1.5%
Gross profit margins	45.5%		46.1%	45.9%		45.6%		46.2%
EBITDA from continuing operations (Non-GAAP measure) (3)	$31.6		$23.3	$15.2		$7.3		$29.3
EBITDA margin from continuing operations (Non-GAAP measure) (3)	7.0%		5.3%	3.7%		1.9%		7.4%
Operating margin	0.2%		(1.2%)	(2.1%)		(3.5%)		3.5%
Net sales per square foot (7)	$182		$183	$179		$174		$179
Number of stores open at fiscal year end	343		345	353		359		412
(1)

Our fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Except for fiscal 2012 which was a 53-week period, all fiscal years were 52-weeks. Certain columns may not foot due to rounding.

(2)

During the fourth quarter of fiscal 2014, we discontinued our direct business with Sears Canada and, during the second quarter of fiscal 2012, we discontinued our European web business. Accordingly, certain prior year amounts in the Income Statement Data were reclassified to discontinued operations to conform to the current year presentation.

(3)

“EBITDA from continuing operations,” “EBITDA margin from continuing operations,” “Free cash flow before DXL capital expenditures” and “Free cash flow” are non-GAAP measures.  See “Non-GAAP Reconciliations” in Item 7. “Management’s Discussion and Analysis” for information on these non-GAAP measures and reconciliations to comparable GAAP measures, with the exception of EBITDA margin from continuing operations, which is calculated by taking EBITDA from continuing operations and dividing it by Sales.

(4)

Includes impairment charges of $0.4 million, $0.3 million and $1.5 million for fiscal 2016, fiscal 2014 and fiscal 2013, respectively, for the write-down of property and equipment.  The impairment charges relate to stores where the carrying value exceeds fair value.  See Note A to the Notes to the Consolidated Financial Statements.

(5)

In the fourth quarter of fiscal 2013, we recorded a non-cash charge of $51.3 million to establish a full valuation allowance against our deferred tax assets. See Note D to the Notes to the Consolidated Financial Statements.

(6)

In fiscal 2015, we elected early adoption of ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.”  The guidance simplifies the presentation of debt issuance costs to be presented as a deduction from the corresponding liability.  Accordingly, selected balance sheet data for fiscal 2014 and fiscal 2013 have been adjusted to conform to the current presentation.  Total unamortized debt issuance costs of $0.2 million were not reclassified for fiscal 2012, because there was no outstanding balance under our Credit Facility at February 2, 2013.

(7)	“Sales per square foot” is calculated based on the built-out square footage of a store, as opposed to selling square footage.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

As noted above, this Annual Report, including, without limitation, this Item 7, contains “forward-looking statements,” including forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation those risks and uncertainties set forth in Item 1A, Risk Factors, which you are encouraged to read. The following discussion and analysis of our financial condition and results of operations should be read in light of those risks and uncertainties and in conjunction with our accompanying Consolidated Financial Statements and Notes thereto.

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

Our customer’s shopping experience continues to evolve across multiple channels and we are continually changing to meet his needs.  Since fiscal 2014 the majority of our retail stores have the capability of fulfilling online orders if merchandise is not available in the warehouse.  As a result, we continue to see more transactions that begin online but are ultimately completed at the store level.  Similarly, if a customer visits a store and the item is out of stock, the associate can order the item through our websites.  A customer also has the ability to order online and pick-up in store.  Because this omni-channel approach to retailing is changing the boundaries of where a sale originates and where a sale is ultimately settled, we do not report comparable sales separately for our retail and direct businesses.  We have continued to provide specific information on our DXL comparable store sales in connection with our ongoing roll-out. With over 200 DXL stores at the end of fiscal 2016, we are nearing the end of our rollout and for fiscal 2017 we will transition to one comparable sales figure for the Company and will no longer provide specific information on our DXL comparable store sales.

Non-GAAP Measures

We monitor certain non-GAAP financial measures on a regular basis in order to track the progress of our business. These measures include adjusted net loss, adjusted net loss per diluted share, free cash flow before DXL capital expenditures, free cash flow, EBITDA, EBITDA from continuing operations and EBITDA margin from continuing operations.  We believe these measures provide helpful information with respect to the Company’s operating performance and that the inclusion of these non-GAAP measures is important to assist investors in comparing our performance in fiscal 2016 to fiscal 2015 and fiscal 2014.  We also provide certain forward-looking information with respect to certain of these non-GAAP financial measures. However, these measures may not be comparable to similar measures used by other companies and should not be considered superior to or as a substitute for net loss, loss from continuing operations, net loss per diluted share or cash flows from operating activities in accordance with GAAP.  See “Non-GAAP Reconciliations” below for additional information on these non-GAAP financial measures and reconciliations to comparable GAAP measures.

EXECUTIVE OVERVIEW

We are pleased with our continued improvement in fiscal 2016, despite overall weakness of the retail environment. Our net loss for fiscal 2016 was $(2.3) million, or $(0.05) per diluted share, compared with a net loss of $(8.4) million, or $(0.17) per diluted share in fiscal 2015.  Sales growth in fiscal 2016 was 1.8% and EBITDA increased 35.8% to $31.6 million as compared to $23.3 million at fiscal 2015.  Due to the intensive capital requirements associated with our DXL transition strategy, depreciation costs have increased over the past 3 years.  As a result, we believe EBITDA is a key performance indicator as to how well our strategy is working.

Our DXL concept has been the principal driver of our sales growth and improvement in profitability.  For fiscal 2016, our 166 comparable DXL retail stores had a sales increase of 2.4%, which we believe demonstrates that our store associates are able to increase the quality of sale using our proven selling model, despite the lack of store traffic we experienced in the latter half of fiscal 2016. Regionally, sales for our DXL stores located in the central part of the country, which accounted for approximately 40% of our DXL sales during fiscal 2016, trailed sales from our DXL stores located in coastal states by approximately 600 basis points.  We believe that this disparity is due in part to the uncertainty in the U.S. economic and political climate that impacted the retail industry, especially in the second half of fiscal 2016, and contributed to slower than expected top-line growth for us.  Sales per square foot for our DXL retail stores increased to $180 in fiscal 2016 from $177 in fiscal 2015 and $165 in fiscal 2014. Of the 192 DXL retail stores open at the end of fiscal 2016, 49 had sales per square foot in excess of $200. Overall, we are converting traffic with number of transactions up 1.9%, dollars per transactions up 0.5% and units per transactions up 2.0% over fiscal 2015.

Over the past several years, we have relied on our Spring and Fall television and radio campaigns to build brand awareness and drive traffic.  For the Spring 2016 campaign we made the decision to air our 2015 commercial rather than invest in a new creative campaign.  We found that the Spring 2016 television campaign did not drive a meaningful improvement in traffic or customer awareness.  As a result, we decided to eliminate our Fall television advertising campaign and instead redirect some of those funds into digital advertising. There were several factors involved in our decision to eliminate the Fall campaign: (i) we believed that the regional difference in sales that we started to see in September was an indicator that there may be a larger macro-economic issue, (ii) we believed that the Spring campaign did not provide the increase in store traffic that we were expecting, and (iii) there was uncertainty surrounding the impact the political environment was having on our customer base. Subsequently, customer feedback on our commercial also indicated that we were not connecting on the key points necessary to drive traffic. While this decision likely had a negative impact on our top-line growth, we believed that given the current economic and political environment, eliminating the Fall television campaign and instead redirecting a portion of the marketing funds into digital advertising offered a better return on investment this fiscal year.  However, we also saw an unexpected drop in customer awareness for the first time since we began opening DXL stores and believe that this was due to the lack of media advertising.  With only 4 out of 10 customers knowing who we are, brand awareness and new customer acquisition is key to our success in driving sales growth and building market share, so we will be reinvesting in our marketing programs in fiscal 2017 and expect to spend approximately $25.0 million in fiscal 2017 to help create store traffic and grow brand awareness.

A significant contributor to our DXL sales growth has been our “end-of-rack” customer.  We define “end-of-rack” customer as any customer with a waist size 46 inches or less.  For fiscal 2016, our end-of-rack customer represented 45.0% of our sales in bottoms, compared with 44.0% for fiscal 2015.  Consistent with our overall results, we saw this growth slow during the latter half of fiscal 2016, which we believe is partially attributable to our decision not to run the Fall campaign.

From a liquidity perspective, during fiscal 2016 we achieved our objective of funding the build out of our DXL stores from free cash flow.  We also started to pay down our debt levels for the first time since we started our DXL rollout four years ago.  Cash flow from operations improved by $16.6 million.  This improvement, with a $4.2 million decrease in capital expenditures, resulted in a $20.8 million improvement in free cash flow.

The improvement in cash flow from operations is largely due to the positive results from our inventory optimization project that we implemented in fiscal 2016.  We made several improvements to streamline operations at our distribution center, including tighter controls over the number of merchandise weeks of supply and improvements in inventory receipt flow and procurement.  This project contributed to inventory levels decreasing by $7.6 million at January 28, 2017 compared to January 30, 2016, which resulted in significant improvement in working capital, thus improving free cash flow.  As reflected in our “Fiscal 2017 Outlook” below, we expect these changes to result in a more optimized inventory structure that will continue to improve our working capital position through fiscal 2017.  We do not believe these changes have or will jeopardize sales from out-of-stock positions in either our stores or in our direct business.

Our capital expenditures decreased slightly in fiscal 2016 due to fewer store openings, at a lower average square footage, than fiscal 2015.  During fiscal 2016, we opened 26 DXL retail stores and 4 DXL outlet stores.  In addition, we closed 28 Casual Male XL retail stores and 4 Casual Male XL outlet stores.

Fiscal 2017 Outlook

In light of the difficult retail environment we experienced in the latter half of fiscal 2016, we are taking a watchful approach to fiscal 2017.  Our primary objective in fiscal 2017 is to grow our customer base through a revitalized marketing program and to maintain a strong liquidity position by continuing to improve cash flow.  We will be reinvesting in our marketing initiatives to help drive brand awareness, store traffic and our digital presence by increasing our marketing plan for fiscal 2017 by approximately $6.8 million to $25.0 million. We will continue to work on our inventory optimization project which was started in fiscal 2016 and, on an annual basis, our DXL store growth will be funded from operations.  As a result, we expect to open 19 DXL retail stores and 1 DXL outlet store in fiscal 2017, while closing 16 Casual Male XL retail stores and 3 Casual Male XL outlet stores.

For fiscal 2017, our outlook, based on a 53-week year, is as follows:

•	Sales are expected to range from $470.0 million to $480.0 million, with a total company comparable sales increase of approximately 1.0% to 4.0%.
•	Gross margin rate of approximately 46.0%, an increase of 50 basis points from fiscal 2016.
•	Net loss, on a GAAP basis, of $(5.7) to $(11.7) million, or $(0.11) to $(0.23) per diluted share.
•	EBITDA of $24.0 to $30.0 million, a decrease from fiscal 2016 as a result of increased marketing costs.
•

Adjusted net loss of $(0.06) to $(0.14) per diluted share.  Because we expect to continue providing a full valuation allowance against our deferred tax assets, we do not expect to recognize any income tax benefit in fiscal 2017. This non-GAAP net loss was calculated, assuming a normal tax benefit of approximately 40%, by taking the 2017 forecasted earnings of a net loss of $(0.11) to $(0.23) per diluted share and multiplying each by 40% to calculate an estimated income tax benefit of $(0.05)-$(0.09) per diluted share, resulting in an adjusted net loss of $(0.06) to $(0.14) per diluted share.

•

Capital expenditures of approximately $22.0 million, $13.7 million of which will be for new DXL stores and $8.3 million of which will be for infrastructure projects, partially offset by approximately $5.0 million in tenant allowances. We expect to fund our capital expenditures primarily from our operating cash flow.

•

At the end of fiscal 2017, we expect cash flow from operating activities of $37.0 million to $42.0 million (including tenant allowances), resulting in positive free cash flow, before DXL capital expenditures, of approximately $28.7 million to $33.7 million. Free cash flow will be approximately $15.0 to $20.0 million.

As discussed more fully below under “Liquidity and Capital Resources,” subsequent to the end of fiscal 2016, our Board of Directors approved a stock repurchase plan, pursuant to which we can purchase up to $12.0 million of our outstanding common stock during fiscal 2017.

Summary of Financial Results

(in millions, except for per share data)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Operating income (loss) (GAAP)	$1.0	$(5.1)	$(8.8)
Add back: Depreciation and amortization expense	30.6	28.4	24.0
EBITDA from continuing operations	$31.6	$23.3	$15.2
EBITDA	$31.6	$23.3	$14.1

Diluted loss per share:
On a GAAP basis:
Net loss from continuing operations	$(0.05)	$(0.17)	$(0.23)
Loss from discontinued operations	$—	$—	$(0.02)
Net loss	$(0.05)	$(0.17)	$(0.25)

On a Non-GAAP basis:
Adjusted net loss from continuing operations (non-GAAP basis)	$(0.03)	$(0.10)	$(0.13)
Loss from discontinued operations	$—	$—	$(0.02)
Adjusted net loss (Non-GAAP basis)	$(0.03)	$(0.10)	$(0.16)

RESULTS OF OPERATIONS

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. Fiscal 2016, fiscal 2015 and fiscal 2014 were all 52-week periods.

SALES

	Fiscal year
(in millions)	2016	2015
Sales from prior year	$442.2	$414.0
Less prior year sales for stores that have closed	(25.4)	(34.6)
	$416.8	$379.4

Increase in comparable sales	2.5	18.0
Non-comparable sales, primarily DXL stores open less than 13 months	30.5	44.2
Other, net	0.5	0.6
Sales	$450.3	$442.2

Sales for fiscal 2016 increased 1.8% to $450.3 million as compared to $442.2 million in fiscal 2015.  The increase in sales was partly due to sales from DXL stores opened less than 13 months of $30.5 million, offset partially by lost sales of $25.4 million from closed and converted stores.  In addition, comparable sales increased $2.5 million, or 0.6%, compared to fiscal 2015.

Included in the comparable sales increase of $2.5 million, are the comparable sales from our 166 DXL retail stores, which increased 2.4%, or $5.4 million in fiscal 2016 as compared to fiscal 2015.  As we discussed above, store traffic was down across the retail industry in the latter half of fiscal 2016, which we believe was due in part to the macroeconomic and political issues the country is currently facing.  Regionally, our stores in Coastal states performed better than our stores in Central states, whose comparable sales were, on average, 600 basis points less than our stores in Coastal states. We did, however, see positive performance from our non-comparable DXL stores which performed well against plan and our ‘return on investment’ hurdles, which is a good indicator that our store openings continue to perform well.

In addition to the overall weakness in the retail industry, we also believe that our decision to eliminate our Fall marketing campaign, had a negative impact on sales and on building our customer base in fiscal 2016.

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

GROSS MARGIN

Gross margin rate for fiscal 2016 was 45.5% as compared to 46.1% in fiscal 2015 and 45.9% in fiscal 2014.

The gross margin decrease of 60 basis points for fiscal 2016 as compared to fiscal 2015 was driven by a decrease of 40 basis points in merchandise margin and a 20 basis point increase in occupancy costs as a percentage of sales. The decrease in our merchandise margin of 40 basis points was mainly due to higher markdown activity associated with increased promotional activities.  The increase in occupancy costs was due to occupancy expense increasing at a greater rate than sales.

Included in the gross margin for fiscal 2014 was a $2.5 million payment we received to exit our San Francisco store prior to the end of its lease term.  This payment favorably benefited the gross margin for fiscal 2014 by 60 basis points.  Excluding the impact of that lease termination, occupancy costs for fiscal 2015 improved 40 basis points over fiscal 2014, primarily due to the growing sales base as well as the decrease in the average size of our DXL stores. Merchandise margins for fiscal 2015 increased 40 basis points as a result of strong initial margins, a lower markdown rate and less promotional activities.

Occupancy costs also included DXL transition costs related to preopening rent and landlord terminations of $1.1 million in fiscal 2016, $1.8 million in fiscal 2015 and $2.8 million in fiscal 2014.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses as a percentage of sales for fiscal 2016, 2015 and 2014 were 38.5%, 40.8% and 42.2%, respectively.

SG&A expenses for fiscal 2016 decreased $7.3 million, or 4.0%, to $173.3 million as compared to $180.6 million in fiscal 2015. This decrease was primarily due to a decrease in advertising expense of approximately $5.4 million as well as a reduction in incentive accruals, including stock compensation, of approximately $5.4 million.  These decreases were partially offset by increases in store payroll of $1.1 million, associated with the higher sales base, healthcare costs of approximately $1.4 million and other corporate and supporting costs of $1.0 million.

SG&A expenses for fiscal 2015 increased $5.8 million, or 3.3%, to $180.6 million as compared to $174.8 million in fiscal 2014.  The increase in SG&A expenses of $5.8 million was due to increased store payroll and other supporting store costs of approximately $5.9 million, associated with the higher sales base, an increase in incentive accruals of $1.4 million, associated with the Company’s long-term incentive plans, and other corporate and supporting costs of $0.9 million.  These increases were partially offset by a reduction in marketing expenses of $2.4 million.

SG&A expenses included approximately $3.1 million, $3.8 million and $4.0 million of DXL transition costs for increased payroll-related costs, such as pre-opening payroll, training and store operations for fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $30.6 million for fiscal 2016 as compared to $28.4 million for fiscal 2015 and $24.0 million for fiscal 2014. The year-over-year increases in depreciation and amortization expense for both fiscal 2016 and fiscal 2015 are primarily related to the opening of 30 DXL retail and outlet stores in fiscal 2016 and 35 stores in fiscal 2015. Included in depreciation and amortization is the amortization of our “Casual Male” trademark of $0.3 million, $0.5 million and $1.0 million for fiscal 2016, 2015 and 2014, respectively.

INTEREST EXPENSE, NET

Net interest expense for fiscal 2016 was $3.1 million as compared to $3.1 million for fiscal 2015 and $2.1 million for fiscal 2014.  Our interest costs in fiscal 2016 were flat to fiscal 2015, primarily due to our inventory initiatives undertaken to improve liquidity, EBITDA growth and lower capital expenditures. The increase from fiscal 2014 to fiscal 2015 was due to increased borrowings under our credit facility to finance our DXL store openings.

We have funded a portion of our store growth with equipment financings of $26.4 million, a $15.0 million term loan and borrowings under our credit facility. At January 28, 2017, our total debt, net of unamortized debt issuance costs, has decreased $5.0 million from January 30, 2016.  See “Liquidity and Capital Resources” below for more discussion regarding our credit facility, equipment financings and term loan as well as our future liquidity needs.

INCOME TAXES

Pursuant to accounting rules, realization of our deferred tax assets, which relate principally to federal net operating loss carryforwards expiring from 2022 through 2036, is dependent on generating sufficient taxable income in the near term.

At the end of fiscal 2013, we entered a three-year cumulative loss and based on all positive and negative evidence at February 1, 2014, we established a full valuation allowance against our net deferred tax assets.  While we expect to return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, based on our results for fiscal 2016 and our earnings guidance for fiscal 2017, we believe that a full valuation allowance remains appropriate at this time.

Our tax provision for fiscal 2016, fiscal 2015 and fiscal 2014 is primarily attributable current state margin tax and foreign income tax.

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

NET LOSS

The net loss for fiscal 2016 was $(2.3) million, or $(0.05) per diluted share, as compared to $(8.4) million, or $(0.17) per diluted share, in fiscal 2015 and a net loss of $(12.3) million, or $(0.25) per diluted share, in fiscal 2014.

(Certain amounts in the following table do not foot due to rounding)

(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Operating income (loss)	$1.0	$(5.1)	$(8.8)
Interest expense, net	(3.1)	(3.1)	(2.1)
Loss from continuing operations, before taxes	$(2.1)	$(8.1)	$(10.9)
Less: Provision for income taxes (1)	0.2	0.3	0.2
Loss from continuing operations	$(2.3)	$(8.4)	$(11.2)
Income (loss) from discontinued operations	$—	$—	$(1.1)
Net loss	$(2.3)	$(8.4)	$(12.3)

Net loss per diluted share	$(0.05)	$(0.17)	$(0.25)
(1)

Because of the full valuation allowance established in fiscal 2013 against our deferred tax assets, no income tax benefit has been recognized.  See Note D of Notes to the Consolidated Financial Statements for complete disclosure.

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

(in millions, except percentages)	Fiscal 2016		Fiscal 2015		Fiscal 2014
First quarter	$107.9	24.0%	$104.4	23.6%	$96.7	23.3%
Second quarter	117.9	26.2%	114.2	25.8%	104.2	25.2%
Third quarter	101.9	22.6%	99.6	22.5%	93.6	22.6%
Fourth quarter	122.6	27.2%	124.0	28.1%	119.5	28.9%
	$450.3	100.0%	$442.2	100.0%	$414.0	100.0%

EFFECTS OF INFLATION

Although our operations are influenced by general economic trends, we do not believe that inflation has had a material effect on the results of our operations in the last three fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility with Bank of America, N.A., which was most recently amended in October 2014 (“Credit Facility”). Our current cash needs are primarily for working capital (essentially inventory requirements), capital expenditures, growth initiatives, and, as discussed further below, our stock repurchase program which was announced in March 2017. With over 200 DXL stores now open, improved free cash flow and excess liquidity under our Credit Facility, we believe that the repurchase of our stock is a good investment and will enhance shareholder value.

Our capital expenditures for fiscal 2017 are expected to be approximately $22.0 million, primarily related to the planned opening of approximately 20 new DXL retail and outlet stores and information technology projects. However, we expect to receive approximately $5.0 million in tenant allowances to offset these capital expenditures.

We expect to fund our store growth and stock repurchase program in fiscal 2017 primarily through cash flow from operations, with periodic borrowings from our Credit Facility.

The following table sets forth financial data regarding our liquidity position at the end of the past three fiscal years:

(in millions, except ratios)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Cash provided by operations	$35.0	$18.4	$13.8
Total debt, net of unamortized debt issuance costs	$63.1	$68.1	$52.3
Unused excess availability under Credit Facility	$57.1	$66.0	$77.9
Working capital	$23.3	$28.1	$42.8
Current ratio	1.2:1	1.2:1	1.5:1

For fiscal 2016, cash flow from operating activities improved by $16.6 million as a result of inventory initiatives implemented in fiscal 2016 to improve timing of receipts and reduce weeks of supply on hand. This improvement, along with a decrease in capital expenditures of $4.2 million as a result of less store openings in fiscal 2016 and an overall decrease in the average square footage of a new DXL store as compared to fiscal 2015, resulted in an improvement in free cash flow of $20.8 million to $5.8 million from $(15.0) million for fiscal 2015.

The following is a summary of our total debt outstanding at January 28, 2017, with the associated unamortized debt issuance costs:

(in thousands)	Gross Debt Outstanding	Less Debt Issuance Costs	Net Debt Outstanding
Credit facility	$44,436	$(339)	$44,097
Equipment financing notes	6,589	(41)	6,548
Term loan, due 2019	12,750	(296)	12,454
Total debt	$63,775	$(676)	$63,099

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

We had outstanding borrowings of $44.4 million under the Credit Facility at January 28, 2017. Outstanding standby letters of credit were $2.9 million and outstanding documentary letters of credit were $0.5 million. The average monthly borrowing outstanding under the Credit Facility during fiscal 2016 was approximately $52.1 million, resulting in an average unused excess availability of approximately $57.8 million. Unused excess availability at January 28, 2017 was $57.1 million. Our obligations under the Credit Facility are secured by a lien on substantially all of our assets, excluding (i) a first priority lien held by the lenders of the Term Loan Facility described below on certain equipment of the Company and (ii) intellectual property.

Equipment Financing Loans

We have entered into twelve Equipment Security Notes (the “Notes”), whereby we borrowed an aggregate of $26.4 million.  The Notes, which were issued between September 2013 and June 2014, were issued pursuant to a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC, dated July 20, 2007 and most recently amended September 30, 2013. The Notes are secured by a security interest in all of our rights, title and interest in and to certain equipment. The Notes are for 48 months and accrue interest at fixed rates ranging from 3.07% to 3.50%. Principal and interest, in arrears, are payable monthly. We are no longer subject to any prepayment penalties. The Notes are secured by a security interest in all of the Company’s rights, title and interest in and to certain equipment.

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

Stock Repurchase Program

Subsequent to the end of fiscal 2016, our Board of Directors approved a stock repurchase plan. Under the stock repurchase plan, we may purchase up to $12.0 million of our common stock through open market and privately negotiated transactions during fiscal 2017.  The timing and the amount of any repurchases of common stock will be determined based on the Company’s evaluation of market conditions and other factors. The stock repurchase program is expected to commence in the first quarter of fiscal 2017 and will expire on February 3, 2018, but may be suspended, terminated or modified at any time for any reason.  We expect to finance the repurchases from operating funds and/or periodic borrowings on our Credit Facility.  Any repurchased common stock will be held as treasury stock.

INVENTORY

At January 28, 2017, total inventories decreased to $117.4 million from $125.0 million at January 30, 2016. The reason for the $7.6 million decrease in inventory is directly attributable to inventory initiatives implemented in fiscal 2016 to improve timing of receipts and reduce weeks of supply on hand. As a result of these initiatives, the average inventory per total built-out square footage of stores at January 28, 2017 decreased 9.5% to $55.60 per square foot as compared to $61.46 per square foot at January 30, 2016.  At January 28, 2017, our clearance inventory represented 7.9% of our total inventory, as compared to 8.1% at January 30, 2016.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined by 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at January 28, 2017, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (Certain amounts in the following table do not foot due to rounding):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
Operating leases (1)	$362.3	$58.8	$98.0	$84.5	$121.0
Long-term debt obligations (2)	19.3	7.1	12.3	—	—
Interest on long-term debt obligations (3)	2.6	1.1	1.5	—	—
Non-merchandise purchase obligations (4)	0.1	0.1	—	—	—
Merchandise purchase obligations (5)	33.0	10.5	22.5	—	—

Total Commitments (6)	$417.4	$77.7	$134.3	$84.5	$121.0
(1)	Includes amounts due on our lease agreement for our corporate headquarters and distribution center and operating leases for all of our current store locations and certain equipment and auto leases.
(2)	At January 28, 2017, we had $44.4 million outstanding under our credit facility, which is excluded from the above table.
(3)

Interest on long-term obligations is estimated using the current effective rate for each of the Equipment Financing Loans and Term Loan over the remaining term of the respective debt, taking into account scheduled repayments.

(4)	Non-merchandise Purchase Obligations includes amounts due pursuant to a procurement arrangement for capital purchases.

(5)

Merchandise Purchase Obligations include amounts for which we are contractually committed to meet certain minimum purchases. These commitments are contingent on the supplier meeting its obligations under the contract. Excluded from Merchandise Purchase Obligations in the table above are our outstanding obligations pursuant to open purchase orders. At January 28, 2017, we had approximately $69.2 million in open purchase orders. We estimate that approximately 95% of these purchase orders may be considered non-cancelable.

(6)

At January 28, 2017, we had an unfunded Pension Obligation of $4.7 million and obligations under our Supplemental Employee Retirement Plan of $0.7 million, which are not included in the table because of uncertainty over whether or when further contributions will be required.

CAPITAL EXPENDITURES

The following table sets forth the open stores and related square footage at January 28, 2017 and January 30, 2016 respectively:

	At January 28, 2017		At January 30, 2016
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	192	1,542	166	1,369
DXL Outlet	13	66	9	45
Casual Male XL Retail	97	340	125	443
Casual Male XL Outlet	36	113	40	126
Rochester Clothing	5	51	5	51
Total Stores	343	2,112	345	2,034

Below is a summary of store openings and closings from January 30, 2016 to January 28, 2017:

Number of Stores:	DXL Retail	DXL Outlet	Casual Male XL Retail	Casual Male XL Outlet	Rochester Clothing	Total Stores
At January 30, 2016	166	9	125	40	5	345
New stores(1)		2				2
Replaced stores(2)	26	2	(24)	(2)		2
Closed retail stores(3)			(4)	(2)		(6)
At January 28, 2017	192	13	97	36	5	343
(1)	Represents stores opened in new markets.
(2)

Represents the total number of DXL stores opened in existing markets with the corresponding total number of Casual Male XL stores and/or Rochester Clothing stores closed in such markets in connection with those DXL store openings. Also includes two DXL outlet stores that replaced Casual Male XL outlets during fiscal 2016.

(3)	Represents closed stores for which there were no corresponding openings of a DXL store in the same market.

Our capital expenditures for fiscal 2016 were $29.2 million, as compared to $33.4 million in fiscal 2015 and $40.9 million in fiscal 2014.  Approximately $19.6 million related to the opening of 26 DXL stores, 4 DXL outlets and some costs for DXL stores that are currently under construction that will open in fiscal 2017. In addition, we spent approximately $5.5 million in management information projects, which included continued enhancements for our e-commerce sites and upgrades to our merchandise planning systems, with the remaining $4.1 million for general capital projects in our distribution center and corporate offices.

For fiscal 2017, our capital expenditures are expected to be approximately $22.0 million and we expect to receive approximately $5.0 million in tenant allowances to offset these expenditures. Our budget includes approximately $13.7 million, excluding any allowance, related to the opening of 19 DXL retail stores and 1 DXL outlet stores, and approximately $8.3 million for continued information technology projects and general overhead projects. In addition, we expect to close approximately 16 Casual Male XL stores and 3 Casual Male XL outlet stores, the majority of which are in connection with the opening of the DXL retail and outlet stores in the same geographic market.

Non-GAAP Reconciliations

We monitor certain non-GAAP financial measures on a regular basis in order to track the progress of our business, including the measures below.  We believe these measures provide helpful information with respect to the Company’s operating performance to shareholders, investors and analysts, and that the inclusion of these non-GAAP measures is important to assist investors in comparing our performance in fiscal 2016 to fiscal 2015 and fiscal 2014, on a comparable basis.  However, these measures may not be comparable to similar measures used by other companies and should not be considered superior to or as a substitute for operating net loss, loss from continuing operations, net loss per diluted share or cash flows from operating activities in accordance with GAAP.

Adjusted Loss From Continuing Operations and Adjusted Net Loss Per Diluted Share

Adjusted loss from continuing operations and adjusted net loss reflect an adjustment assuming a normal tax rate of 40%.  We have fully reserved against our deferred tax assets and, therefore, net loss is not reflective of earnings assuming a “normal” tax position.  Adjusted net loss provides investors with a useful indication of the financial performance of the business, on a comparative basis, assuming a normalized tax rate of 40%.

The following table is a reconciliation of loss from continuing operations and net loss (both on a GAAP basis) to adjusted loss from continuing operations and adjusted net loss (both on a non-GAAP basis).  (Certain amounts do not foot due to rounding):

	Fiscal 2016		Fiscal 2015		Fiscal 2014
	$	Per diluted share	$	Per diluted share	$	Per diluted share
(in millions, except per share data)
Loss from continuing operations, on a GAAP basis	$(2.3)	$(0.05)	$(8.4)	$(0.17)	$(11.2)	$(0.23)

Add back:
Actual income tax provision	0.2	—	0.3	—	0.2	—
Income tax benefit, assuming normal tax rate of 40%	0.8	0.02	3.3	0.07	$4.4	0.09
Adjusted loss from continuing operations, non-GAAP basis	$(1.3)	$(0.03)	$(4.9)	$(0.10)	$(6.6)	$(0.13)
Loss from discontinued operations, GAAP basis	—	—	—	—	(1.1)	(0.02)
Adjusted net loss, non-GAAP basis	$(1.3)	$(0.03)	$(4.9)	$(0.10)	$(7.7)	$(0.16)

Weighted average number of common shares outstanding on a diluted basis		49.5		49.1		48.7

Free Cash Flow

We believe free cash flow before DXL capital expenditures is another important metric because it demonstrates our ability to strengthen liquidity while also contributing to the funding of our DXL store growth.  Fiscal 2016 was a turning point for us with respect to liquidity, as our capital expenditures for DXL stores were funded by cash flow from operations resulting in a decrease in total debt outstanding by the end of fiscal 2016.  While we expect to use funds from our revolver, by year-end we expect all DXL store growth in fiscal 2017 will have been funded by our operations, which will enable us to reduce our debt levels.

We calculate free cash flow as cash flow provided by operating activities less capital expenditures. We calculate free cash flow before DXL capital expenditures as cash flow provided by operating activities less capital expenditures other than DXL capital expenditures. Free cash flow excludes the mandatory and discretionary repayment of debt.

The following table provides a reconciliation of free cash flow and free cash flow before DXL capital expenditures:

			Projected
(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2017
Cash flow from operating activities (GAAP) (1)	$35.0	$18.4	$37.0-$42.0
Capital expenditures, infrastructure projects	(9.6)	(13.3)	(8.3)
Free Cash Flow before DXL capital expenditures (non-GAAP)	$25.4	$5.1	$28.7-$33.7
Capital expenditures for DXL stores	(19.6)	(20.1)	(13.7)
Free Cash Flow (non-GAAP)	$5.8	$(15.0)	$15.0-$20.0
(1)

Cash flow from operating activities includes lease incentives received against our capital expenditures. Projected cash flow from operating activities for fiscal 2017 includes an estimated $5.0 million in lease incentives.

EBITDA and EBITDA from Continuing Operations

EBITDA and EBITDA from continuing operations are presented because we believe that these measures are useful to investors in evaluating our performance.  With the significant capital investment associated with the DXL transformation and, therefore, increasing levels of depreciation and interest, management uses EBITDA as a key metric to measure profitability and economic productivity.

EBITDA is calculated as earnings before interest, taxes, depreciation and amortization.  EBITDA from continuing operations is calculated as EBITDA before discontinued operations.

The following table is a reconciliation of net loss on a GAAP basis to EBITDA and EBITDA from continuing operations, on a non-GAAP basis, for each fiscal year. (Certain amounts in the following table do not foot due to rounding):

				Projected
(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2017
Net loss, on a GAAP basis	$(2.3)	$(8.4)	$(12.3)	$(5.7)-$(11.7)
Add back:
Provision for income taxes	0.2	0.3	0.2	0.2
Interest Expense	3.1	3.1	2.1	3.0
Depreciation and amortization	30.6	28.4	24.0	32.5
EBITDA	$31.6	$23.3	$14.1	$24.0-$30.0
Loss from discontinued operations	—	—	(1.1)	—
EBITDA from continuing operations	$31.6	$23.3	$15.2	$24.0-$30.0

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

The fair value of our stock options is determined using the Black-Scholes valuation model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the Consolidated Statements of Operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures. Actual results, and future changes in estimates, may differ substantially from these current estimates. For performance-based awards, no compensation expense is recognized until the performance targets are deemed probable. For fiscal 2016, 2015 and 2014, we recognized total stock-based compensation expense of $1.3 million, $2.2 million and $3.0 million, respectively.

Long-Term Incentive Plans

During fiscal 2016, we had three active Long-Term Incentive Plans (“LTIP”s): 2013-2016 LTIP, 2016 Long-Term Incentive Wrap-Around Plan (“2016 Wrap”) and the 2016-2017 LTIP.  See Note F to the Consolidated Financial Statements for a complete discussion of our LTIPs.

All time-based awards granted pursuant to our LTIPs are amortized, net of estimated forfeitures, over each LTIP’s respective vesting periods.

The 2013-2016 LTIP included performance-based equity awards.  Based on the Company’s performance over the performance periods and the improbability of achieving performance targets, no stock-based compensation expense had been recognized.  At January 28, 2017, the performance targets under our 2013-2016 LTIP were not achieved, and accordingly, subsequent to year-end on March 15, 2017, as a result of the Compensation Committee’s review of the audited consolidated financial statements, all outstanding performance-based awards were forfeited.

Our 2016 Wrap and 2016-2017 LTIP both contain a dollar-denominated performance-based component.  Equity awards will only be granted if such performance targets are achieved.  Accordingly, each quarter the Company reviews its expected achievement against such performance targets to assess whether an accrual is necessary.  All accruals will be recorded as a liability.  If performance targets are achieved and equity awards are granted, the related cost of those awards will be reclassed from the accrual to stock-based compensation.

For fiscal 2016, the Company has accrued as a liability approximately $1.9 million based on partial achievement of the performance targets under the 2016 Wrap.  Subsequent to year-end, on March 15, 2017, the Company’s Compensation Committee of the Board of Directors reviewed the results for fiscal 2016 and approved for awards totaling $2.3 million to be granted on March 20, 2017.  All awards are subject to further vesting through the end of the second quarter of fiscal 2017.

With respect to the performance-based component of the 2016-2017 LTIP, which approximates $1.9 million at target, RSUs will be granted at the end of the performance period if the performance targets are achieved. Through the end of fiscal 2016, we accrued, as a liability, approximately $0.3 million in expense related to the potential payout of performance awards under the 2016-2017 LTIP.

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

For fiscal 2016 and fiscal 2014, we recorded impairment charges of $0.4 million and $0.3 million, respectively, to write-down property and equipment.  The impairments related to stores with carrying values which exceeded fair value.  There was no material impairment charge for long-lived assets in fiscal 2015.

Intangibles

In accordance with ASC Topic 350, Intangibles Goodwill and Other, we evaluate our intangible assets with indefinite lives at least annually for impairment by analyzing the estimated fair value.

In the fourth quarter of fiscal 2016, we performed our annual testing of our “Rochester” trademark for potential impairment. Utilizing an income approach with appropriate royalty rates applied, we concluded that the “Rochester” trademark, with a carrying value of $1.5 million, was not impaired.

Based on the expected closure of our Casual Male XL retail stores, at January 28, 2012, our “Casual Male” trademark was reclassified as a definite-lived asset.  The trademark is being amortized, on an accelerated basis, through fiscal 2018, its estimated useful life.  At January 28, 2017, the carrying value of the “Casual Male” trademark was $0.6 million.

Deferred Taxes

In accordance with ASC Topic 740, Income Taxes, on a quarterly basis, we evaluate the realizability of our deferred tax assets and, if needed, establish a valuation allowance against those assets if it is determined that it is more likely than not that the deferred tax assets will not be realized.

In the fourth quarter of fiscal 2013, we entered into a three-year cumulative loss position and based on forecasts at that time, we expected the cumulative three-year loss to increase as of the end of fiscal 2014. Management determined that this represented significant negative evidence at February 1, 2014 and a full valuation allowance was established against our net deferred tax assets. While we have projected that the Company will return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, based on actual results for fiscal 2016 and our forecast for fiscal 2017, we believe that a full allowance remains appropriate at this time.

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed accounting pronouncements and interpretations thereof that have effective dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings. The applicability of any standard will be evaluated by us and is still subject to our review.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition,” as well as various other sections of the ASC, such as, but not limited to, ASC 340-20, “Other Assets and Deferred Costs - Capitalized Advertising Costs”. The core principle of ASU 2014-09 is that an entity should recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet). Early adoption is permitted after December 15, 2016. We expect to adopt ASU 2014-09 in the first quarter of fiscal 2018 and will not adopt early.  We have not yet selected a transition method or completed our assessment of the effect that ASU No. 2014-09 will have on our Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. We do not expect the adoption of this pronouncement to have a material impact on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which will require an entity to recognize lease assets and lease liabilities on its balance sheet and will increase disclosure requirements on its leasing arrangements.  The ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein.  Early adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. While we are still evaluating and quantifying the impact this pronouncement will have on our Consolidated Financial Statements, we expect the adoption of this pronouncement will have a material impact on our Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-04, “Liabilities—Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products,” which amends exempting gift cards and other prepaid stored-value products from the guidance on extinguishing financial liabilities. Rather, they will be subject to breakage accounting consistent with the new revenue guidance in Topic 606. However, the exemption only applies to breakage liabilities that are not subject to unclaimed property laws or that are attached to segregated bank accounts (e.g., consumer debit cards).  The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this pronouncement to have a material impact on our Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards, and classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We do not expect the adoption of this pronouncement to have a material impact on our Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which reduces the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230.  The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  We do not expect the adoption of this pronouncement to have a material impact on our Consolidated Financial Statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes(Topic 740): Intra-Entity Transfer of Assets Other Than Inventory,” which reduces the existing diversity in practice in how income tax consequences of an intra-entity transfer of an asset other than inventory should be recognized. The amendments in ASU 2016-16 require an entity to recognize such income tax consequences when the intra-entity transfer occurs rather than waiting until such time as the asset has been sold to an outside party.  The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  We do not expect the adoption of this pronouncement to have a material impact on our Consolidated Financial Statements.

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

Interest Rates

We utilize cash from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires October 29, 2019, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At January 28, 2017, we had outstanding borrowings of approximately $44.4 million, of which approximately $36.0 million were in LIBOR-based contracts with an interest rate of approximately 2.22%. The remainder were prime-based borrowings, with a rate of 4.25%.  We also have a term loan, with an outstanding balance of $12.8 million at January 28, 2017, which bears interest at a variable rate based on one-month LIBOR rates plus 6.5%.

Based upon a sensitivity analysis as of January 28, 2017, assuming average outstanding borrowings during fiscal 2016 of $52.1 million under our Credit Facility and an average outstanding balance under our term loan of $13.3 million, a 50 basis point increase in interest rates would have increased interest expense by approximately $0.3 million on an annualized basis.

Foreign Currency

Our Rochester Clothing store located in London, England conducts business in British pounds. If the value of the British pound against the U.S. dollar weakens, the revenues and earnings of this store will be reduced when they are translated or re-measured to U.S. dollars. Also, the value of these assets to U.S. dollars may decline. As of January 28, 2017 sales from our London Rochester Clothing store were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse effect on our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

Destination XL Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Destination XL Group, Inc.

We have audited the accompanying consolidated balance sheets of Destination XL Group, Inc. and subsidiaries (the Company) as of January 28, 2017 and January 30, 2016 and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended January 28, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Destination XL Group, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended January 28, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Destination XL Group, Inc.’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 20, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

March 20, 2017

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

January 28, 2017 and January 30, 2016

(In thousands, except share data)

	January 28, 2017	January 30, 2016
	(Fiscal 2016)	(Fiscal 2015)
ASSETS
Current assets:
Cash and cash equivalents	$5,572	$5,170
Accounts receivable	7,114	4,721
Inventories	117,446	125,014
Prepaid expenses and other current assets	8,817	8,254
Total current assets	138,949	143,159

Property and equipment, net of accumulated depreciation and amortization	124,347	124,962

Other assets:
Intangible assets	2,228	2,669
Other assets	3,804	3,557
Total assets	$269,328	$274,347

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$6,941	$7,155
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	31,258	30,684
Accrued expenses and other current liabilities	31,938	33,778
Borrowings under credit facility	44,097	41,984
Total current liabilities	115,699	115,066

Long-term liabilities:
Long-term debt, net of current portion	12,061	19,003
Deferred rent and lease incentives	35,421	30,934
Deferred gain on sale-leaseback, net of current portion	11,723	13,189
Deferred tax liability	222	196
Other long-term liabilities	5,682	7,555
Total long-term liabilities	65,109	70,877

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 61,637,164 and 61,692,285 shares issued at January 28, 2017 and January 30, 2016, respectively	616	617
Additional paid-in capital	304,466	302,727
Treasury stock at cost, 10,877,439 shares at January 28, 2017 and January 30, 2016	(87,977)	(87,977)
Accumulated deficit	(122,567)	(120,311)
Accumulated other comprehensive loss	(6,018)	(6,652)
Total stockholders' equity	88,520	88,404
Total liabilities and stockholders' equity	$269,328	$274,347

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015

(In thousands, except per share data)

	January 28, 2017	January 30, 2016	January 31, 2015
	(Fiscal 2016)	(Fiscal 2015)	(Fiscal 2014)
Sales	$450,283	$442,221	$414,020
Cost of goods sold including occupancy costs	245,402	238,382	224,006
Gross profit	204,881	203,839	190,014

Expenses:
Selling, general and administrative	173,283	180,570	174,814
Depreciation and amortization	30,621	28,359	24,002
Total expenses	203,904	208,929	198,816

Operating income (loss)	977	(5,090)	(8,802)

Interest expense, net	(3,067)	(3,058)	(2,132)

Loss from continuing operations before provision for income taxes	(2,090)	(8,148)	(10,934)

Provision for income taxes	166	260	243

Loss from continuing operations	(2,256)	(8,408)	(11,177)

Loss from discontinued operations, net of taxes	—	—	(1,118)

Net loss	$(2,256)	$(8,408)	$(12,295)

Net loss per share - basic and diluted:
Loss from continuing operations	$(0.05)	$(0.17)	$(0.23)
Loss from discontinued operations	$0.00	$0.00	$(0.02)
Net loss per share - basic and diluted	$(0.05)	$(0.17)	$(0.25)

Weighted-average number of common shares outstanding:
Basic	49,544	49,089	48,740
Diluted	49,544	49,089	48,740
The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015

(In thousands)

	January 28, 2017	January 30, 2016	January 31, 2015
	(Fiscal 2016)	(Fiscal 2015)	(Fiscal 2014)
Net loss	$(2,256)	$(8,408)	$(12,295)

Other comprehensive income (loss) before taxes:
Foreign currency translation	(242)	(96)	(430)
Pension plan	876	1,682	(3,248)
Other comprehensive income (loss) before taxes	634	1,586	(3,678)
Tax provision related to items of other comprehensive income (loss)	—	—	—
Other comprehensive income (loss), net of tax	634	1,586	(3,678)
Comprehensive loss	$(1,622)	$(6,822)	$(15,973)

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at February 1, 2014	61,473	$615	$296,501	(10,877)	$(87,977)	$(99,608)	$(4,560)	$104,971

Stock compensation expense			2,996					2,996
Exercises under option program	27	—	123					123
Issuances of restricted stock, net of cancellations	20	—	—					—
Board of Directors compensation	41	1	272					273
Accumulated other comprehensive income (loss):
Unrecognized loss associated with Pension Plan							(3,248)	(3,248)
Foreign currency							(430)	(430)
Net loss						(12,295)		(12,295)
Balance at January 31, 2015	61,561	$616	$299,892	(10,877)	$(87,977)	$(111,903)	$(8,238)	$92,390

Stock compensation expense			2,195					2,195
Exercises under option program	22	—	101					101
Issuances of restricted stock, net of cancellations	25	—	—					—
Board of Directors compensation	84	1	539					540
Accumulated other comprehensive income (loss):
Unrecognized gain associated with Pension Plan							1,682	1,682
Foreign currency							(96)	(96)
Net loss						(8,408)		(8,408)
Balance at January 30, 2016	61,692	$617	$302,727	(10,877)	$(87,977)	$(120,311)	$(6,652)	$88,404

Stock compensation expense			1,256					1,256
Cancellations of restricted stock, net of issuances	(123)	(1)	1					—
Board of Directors compensation	68	—	482					482
Accumulated other comprehensive income (loss):
Unrecognized gain associated with Pension Plan							876	876
Foreign currency							(242)	(242)
Net loss						(2,256)		(2,256)
Balance at January 28, 2017	61,637	$616	$304,466	(10,877)	$(87,977)	$(122,567)	$(6,018)	$88,520

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015

(In thousands)

	January 28, 2017	January 30, 2016	January 31, 2015
	(Fiscal 2016)	(Fiscal 2015)	(Fiscal 2014)
Cash flows from operating activities:
Net loss	$(2,256)	$(8,408)	$(12,295)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred gain on sale-leaseback	(1,466)	(1,465)	(1,466)
Amortization of deferred debt issuance costs	276	279	192
Depreciation and amortization	30,621	28,359	24,002
Deferred taxes, net of valuation allowance	26	105	91
Stock compensation expense	1,256	2,195	2,996
Issuance of common stock to Board of Directors	482	540	273

Changes in operating assets and liabilities:
Accounts receivable	(2,393)	(1,102)	4,728
Inventories	7,568	(9,794)	(9,664)
Prepaid expenses and other current assets	(563)	659	(1,196)
Other assets	(247)	350	(667)
Accounts payable	574	705	(2,966)
Deferred rent and lease incentives	4,487	2,084	6,015
Accrued expenses and other liabilities	(3,405)	3,883	3,762
Net cash provided by operating activities	34,960	18,390	13,805

Cash flows from investing activities:
Additions to property and equipment, net	(29,239)	(33,447)	(40,927)
Net cash used for investing activities	(29,239)	(33,447)	(40,927)

Cash flows from financing activities:
Net borrowings under credit facility	1,993	23,044	10,373
Proceeds from the issuance of long-term debt	—	—	23,912
Principal payments on long-term debt	(7,312)	(7,489)	(6,478)
Costs associated with debt issuances	—	(15)	(766)
Proceeds from the exercise of stock options	—	101	123
Net cash provided by (used for) financing activities	(5,319)	15,641	27,164
Net increase in cash and cash equivalents	402	584	42
Cash and cash equivalents:
Beginning of period	5,170	4,586	4,544
End of period	$5,572	$5,170	$4,586

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 28, 2017

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Destination XL Group, Inc. (collectively with its subsidiaries referred to as the “Company”) is the largest specialty retailer in the United States of big & tall men’s apparel. The Company operates under the trade names of Destination XL® (DXL®), DXL Outlets®, Casual Male XL®, Casual Male XL Outlets, Rochester Clothing, ShoesXL® and LivingXL®. At January 28, 2017, the Company operated 192 DXL stores, 97 Casual Male XL, 36 Casual Male XL outlets, 13 DXL outlets and 5 Rochester Clothing stores located throughout the United States, including one store in London, England. The Company also operates a direct business, which includes brand mailers and an aggregated e-commerce site to support its brands and product extensions.

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

Fiscal Year

The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal years 2016, 2015 and 2014, which were 52-week periods, ended on January 28, 2017, January 30, 2016 and January 31, 2015, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and short-term investments, which have a maturity of ninety days or less when acquired. Included in cash equivalents are credit card and debit card receivables from banks, which generally settle within two to four business days.

Accounts Receivable

Accounts receivable primarily includes amounts due for tenant allowances and rebates from certain vendors. For fiscal 2016, fiscal 2015 and fiscal 2014, the Company has not incurred any losses on its accounts receivable.

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

The fair value of long-term debt at January 28, 2017 approximates the carrying amount based upon terms available to the Company for borrowings with similar arrangements and remaining maturities. See Note C, “Debt Obligations”, for more discussion.

The fair value of indefinite-lived assets, which consists of the Company’s “Rochester” trademark, is measured on a non-recurring basis in connection with the Company’s annual impairment test. The fair value of the trademark is determined using the relief from royalty method based on unobservable inputs and are classified within Level 3 of the valuation hierarchy. See Intangibles below.

Retail stores that have indicators of impairment and fail the recoverability test (based on undiscounted cash flows) are measured for impairment by comparing the fair value of the assets against their carrying value. Fair value of the assets is estimated using a projected discounted cash flow analysis and is classified within Level 3 of the valuation hierarchy. See Impairment of Long-Lived Assets below.

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

Intangibles

ASC Topic 805, “Business Combinations”, requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria set forth in the statement. Under ASC Topic 350, “Intangibles Goodwill and Other”, goodwill and intangible assets with indefinite lives are tested at least annually for impairment. At each reporting period, management analyzes current events and circumstances to determine whether the indefinite life classification for its “Rochester” trademark continues to be valid. If circumstances warrant a change to a finite life, the carrying value of the intangible asset would then be amortized prospectively over the estimated remaining useful life. The Company’s “Casual Male” trademark is considered a finite-lived asset. Other intangible assets with defined lives are amortized over their useful lives.

At least annually, as of the Company’s December month-end, the Company evaluates its “Rochester” trademark. The Company performs an impairment analysis and records an impairment charge for any intangible assets with a carrying value in excess of its fair value.

In the fourth quarter of fiscal 2016, the “Rochester” trademark was tested for potential impairment, utilizing the relief from royalty method to determine the estimated fair value. The Company concluded that the “Rochester” trademark, with a carrying value of $1.5 million at January 28, 2017, was not impaired. Although some of the Rochester locations are closing as part of the DXL expansion, the Rochester Clothing stores that will remain open as well as the Rochester brands that are sold in our DXL stores and website are currently expected to generate more than sufficient cash flows to support the carrying value of $1.5 million for the “Rochester” trademark.

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

Below is a table showing the changes in the carrying value of the Company’s intangible assets from January 30, 2016 to January 28, 2017:

(in thousands)	January 30, 2016	Additions	Impairment	Amortization	January 28, 2017
"Rochester" trademark	$1,500	$—	$—	$—	$1,500
"Casual Male" trademark	940	—	—	(341)	599
Other intangibles (1)	229	—	—	(100)	129
Total intangible assets	$2,669	$—	$—	$(441)	$2,228

(1)	Other intangibles consist of customer lists, which have a finite life of 16 years based on its estimated economic useful life. At January 28, 2017, customer lists have a remaining life of 1.3 years.

The gross carrying amount and accumulated amortization of the customer lists and “Casual Male” trademark, subject to amortization, were $7.7 million and $7.0 million, respectively, at January 28, 2017 and $7.7 million and $6.5 million, respectively, at January 30, 2016. Amortization expense for fiscal 2016, 2015 and 2014 was $0.4 million, $0.6 million and $1.1 million, respectively.

Expected amortization expense for the Company’s “Casual Male” trademark and customer lists, for the next five fiscal years is as follows:

FISCAL YEAR	(in thousands)
2017	$407
2018	$321
2019	—
2020	—
2021	—

Pre-opening Costs

The Company expenses all pre-opening costs for its stores as incurred.

Advertising Costs

The Company expenses in-store advertising costs as incurred. Television advertising costs are expensed in the period in which the advertising is first aired. Direct response advertising costs, if any, are deferred and amortized over the period of expected direct marketing revenues, which is less than one year. There were no deferred direct response costs at January 28, 2017 and January 30, 2016. Advertising expense, which is included in selling, general and administrative expenses, was $18.2 million, $23.6 million and $26.0 million for fiscal 2016, 2015 and 2014, respectively.

Revenue Recognition

Revenue from the Company’s retail store operations is recorded upon purchase of merchandise by customers, net of an allowance for sales returns. Revenue from the Company’s e-commerce operations is recognized at the time a customer order is delivered, net of an allowance for sales returns. Revenue is recognized by the operating segment that fulfills a customer’s order. Sales tax collected from customers is excluded from revenue and is included as part of accrued expenses on the Company’s Consolidated Balance Sheets.

Accumulated Other Comprehensive Income (Loss) – (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income and reclassifications from AOCI for fiscal 2016, fiscal 2015 and fiscal 2014 are as follows:

	Fiscal 2016			Fiscal 2015			Fiscal 2014
(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(6,113)	$(539)	$(6,652)	$(7,795)	$(443)	$(8,238)	$(4,547)	$(13)	$(4,560)

Other comprehensive income (loss) before reclassifications, net of taxes	171	(242)	(71)	1,035	(96)	939	(3,506)	(184)	(3,690)

Amounts reclassified from accumulated other comprehensive income (loss), net of taxes (1)	705	—	705	647	—	647	258	(246)	12

Other comprehensive income (loss) for the period	876	(242)	634	1,682	(96)	1,586	(3,248)	(430)	(3,678)

Balance at end of fiscal year	$(5,237)	$(781)	$(6,018)	$(6,113)	$(539)	$(6,652)	$(7,795)	$(443)	$(8,238)
(1)

Includes the amortization of the unrecognized (gain)/loss on pension plans which was charged to Selling, General and Administrative expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $705,000, $647,000 and $258,000 for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. There was no corresponding tax benefit. Fiscal 2014 includes the recognition of $246,000 related to the substantial liquidation of the Company’s direct business with Sears Canada.  The $246,000, with no corresponding tax provision, was recognized in Discontinued Operations on the Consolidated Statement of Operations for fiscal 2014.

Foreign Currency Translation

At January 28, 2017, the Company has one Rochester Clothing store located in London, England. Assets and liabilities for this store are translated into U.S. dollars at the exchange rates in effect at each balance sheet date. Stockholders’ equity is translated at applicable historical exchange rates. Income, expense and cash flow items are translated at average exchange rates during the period. Resulting translation adjustments are reported as a separate component of stockholders’ equity.

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

ASC Topic 740, Income Taxes (“ASC 740”) clarifies a company’s accounting for uncertain income tax positions that are recognized in its financial statements and also provides guidance on a company’s de-recognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods, and disclosure requirements. In accordance with ASC 740, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense in its Consolidated Statement of Operations.  The Company has not accrued or paid interest or penalties which were material to its results of operations for fiscal 2016, fiscal 2015 and fiscal 2014.

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

	FISCAL YEARS ENDED
	January 28, 2017	January 30, 2016	January 31, 2015
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	49,544	49,089	48,740
Common stock equivalents – stock options, restricted stock and restricted stock units (RSUs) (1)	—	—	—
Diluted weighted average common shares outstanding	49,544	49,089	48,740

(1)	Common stock equivalents, in thousands, of 439 shares, 583 shares and 498 shares for January 28, 2017, January 30, 2016 and January 31, 2015, respectively, were excluded due to the net loss.

The following potential common stock equivalents were excluded from the computation of diluted earnings per share in each year because the exercise price of such options was greater than the average market price per share of common stock for the respective periods or because the unearned compensation associated with either stock options, RSUs, restricted or deferred stock had an anti-dilutive effect.

	FISCAL YEARS ENDED
	January 28, 2017	January 30, 2016	January 31, 2015
(in thousands, except exercise prices)
Stock options (time-vested)	1,162	1,244	1,545
RSUs (time-vested)	370	—	—
Restricted and Deferred stock	8	22	—
Range of exercise prices of such options	$4.49-$7.52	$4.96-$7.52	$4.96-$7.52

Excluded from the Company’s computation of basic and diluted earnings per share for fiscal 2016 are 847,998 shares of unvested performance-based restricted stock and 1,059,941 performance-based stock options.  The respective performance targets for these unvested shares of performance-based restricted stock and stock options were not met in fiscal 2016. Therefore, subsequent to year-end, upon completion of the audited financial statements, all of these performance-based awards were cancelled.

In addition, 8,334 shares of unvested time-based restricted shares and 64,876 shares of deferred stock are excluded from the computation of basic earnings per share until such shares vest.

Although the shares of time-based and performance-based restricted stock are not considered outstanding or common stock equivalents for earnings per share purposes until certain vesting and performance thresholds are achieved, all 856,332 shares of restricted stock are considered issued and outstanding at January 28, 2017. Each share of restricted stock has all of the rights of a holder of the Company’s common stock, including, but not limited to, the right to vote and the right to receive dividends, which rights are forfeited if the restricted stock is forfeited.  Outstanding shares of deferred stock of 64,876 shares are not considered issued and outstanding until the vesting date of the deferral period.

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

The Company recognized total stock-based compensation expense, with no tax effect, of $1.3 million, $2.2 million and $3.0 million for fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

The total stock-based compensation cost related to time-vested awards not yet recognized as of January 28, 2017 is approximately $1.2 million which will be expensed over a weighted average remaining life of approximately 20 months.

The total grant-date fair value of options vested was $2.9 million, $1.0 million and $1.2 million for fiscal 2016, 2015 and 2014, respectively.

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

Valuation Assumptions for Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2016, 2015 and 2014:

Fiscal years ended:	January 28, 2017	January 30, 2016	January 31, 2015
Expected volatility	39.3%-42.7%	37.0%-39.0%	46.0%
Risk-free interest rate	0.78%-1.23%	0.75%-1.25%	0.79%-0.95%
Expected life (in years)	2.0	1.8-4.0	2.6-3.5
Dividend rate	—	—	—
Weighted average fair value of options granted	$1.02	$1.44	$1.71

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

For fiscal 2016 and fiscal 2014, the Company recorded impairment charges of $0.4 million and $0.3 million, respectively, for the write-down of property and equipment.  Impairment charges related to stores where the carrying value exceeded fair value.  The fair value of these assets, based on Level 3 inputs, was determined using estimated discounted cash flows.  The impairment charges were included in Depreciation and Amortization on the Consolidated Statement of Operations for fiscal 2014 and fiscal 2016. There was no material impairment of assets in fiscal 2015.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers

Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on our historical redemption patterns, we can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as "breakage."  Breakage is recognized over two years in proportion to historical redemption trends and is recorded as net sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $2.4 million at both January 28, 2017 and January 30, 2016.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition,” as well as various other sections of the ASC, such as, but not limited to, ASC 340-20, “Other Assets and Deferred Costs - Capitalized Advertising Costs”. The core principle of ASU 2014-09 is that an entity should recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet). Early adoption is permitted after December 15, 2016. The Company expects to adopt ASU 2014-09 in the first quarter of fiscal 2018 and will not adopt early.  The Company has not yet selected a transition method or completed its assessment of the effect that ASU 2014-09 will have on its Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which will require an entity to recognize lease assets and lease liabilities on its balance sheet and will increase disclosure requirements on its leasing arrangements.  The ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein.  Early adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. While the Company is still evaluating the impact this pronouncement will have on its Consolidated Financial Statements, the Company expects the adoption of this pronouncement will have a material impact on its Consolidated Financial Statements.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory,” which reduces the existing diversity in practice in how income tax consequences of an intra-entity transfer of an asset other than inventory should be recognized. The amendments in ASU 2016-16 require an entity to recognize such income tax consequences when the intra-entity transfer occurs rather than waiting until such time as the asset has been sold to an outside party.  The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company does not expect the adoption of this pronouncement to have a material impact on its Consolidated Financial Statements.

No other new accounting pronouncements, issued or effective during fiscal 2016, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

B. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated:

(in thousands)	January 28, 2017	January 30, 2016
Furniture and fixtures	$72,440	$67,683
Equipment	20,453	18,495
Leasehold improvements	107,470	94,767
Hardware and software	76,923	70,393
Construction in progress	9,892	10,516
	287,178	261,854
Less: accumulated depreciation	162,831	136,892
Total property and equipment	$124,347	$124,962

Depreciation expense related to continuing operations for fiscal 2016, 2015 and 2014 was $30.2 million, $27.7 million and $22.9 million, respectively.

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

At January 28, 2017, the Company had outstanding borrowings under the Credit Facility of $44.4 million, before unamortized debt issuance costs of $0.3 million. Outstanding standby letters of credit were $2.9 million and documentary letters of credit were $0.5 million. Unused excess availability at January 28, 2017 was $57.1 million. Average monthly borrowings outstanding under the Credit Facility during fiscal 2016 were $52.1 million, resulting in an average unused excess availability of approximately $57.8 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality. Pursuant to the terms of the Credit Facility, if the Company’s excess availability under the Credit Facility fails to be equal to or greater than the greater of (i) 10% of the Loan Cap (defined in the Credit Facility as the lesser of the revolving credit commitments at such time or the borrowing base at the relevant measurement time) and (ii) $7.5 million, the Company will be required to maintain a minimum consolidated fixed charge coverage ratio of 1.0:1.0 in order to pursue certain transactions, including but not limited to, stock repurchases, payment of dividends and business acquisitions.

Borrowings made pursuant to the Credit Facility will bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% or (c) the annual ICE-LIBOR rate (“LIBOR”) for the respective interest period) plus a varying percentage, based on the Company’s borrowing base, of 0.50%-0.75% for prime-based borrowings and 1.50%-1.75% for LIBOR-based borrowings. The Company is also subject to an unused line fee of 0.25%. At January 28, 2017, the Company’s prime-based interest rate was 4.25%.

At January 28, 2017, the Company had approximately $36.0 million of its outstanding borrowings in a LIBOR-based contract with an interest rate of approximately 2.22%. The LIBOR-based contract expired January 31, 2017. When a LIBOR-based borrowing expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

The fair value of the amount outstanding under the Credit Facility at January 28, 2017 approximated the carrying value.

Long-Term Debt

Components of long-term debt are as follows:

(in thousands)	January 28, 2017	January 30, 2016
Equipment financing notes	$6,589	$12,901
Term loan, due 2019	12,750	13,750
Less: unamortized debt issuance costs	(337)	(493)
Total long-term debt	19,002	26,158
Less: current portion of long-term debt	6,941	7,155
Long-term debt, net of current portion	$12,061	$19,003

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

The Notes are secured by a security interest in all of the Company’s rights, title and interest in and to certain equipment. The Company was subject to prepayment penalties through the second anniversary of each of the Notes.  The Company is no longer subject to any prepayment penalties.  The Master Agreement includes default provisions that are customary for financings of this type and are similar and no more restrictive than the Company’s existing Credit Facility.

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

Long-term debt maturities

Annual maturities of long-term debt for the next five fiscal years are as follows:

(in thousands)
Fiscal 2017	$7,088
Fiscal 2018	1,501
Fiscal 2019	10,750
Fiscal 2020	—
Fiscal 2021	—

The Company paid interest and fees totaling $2.8 million, $2.8 million and $2.7 million for fiscal 2016, 2015 and 2014, respectively.

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

Since the fourth quarter of fiscal 2013, the Company has maintained a valuation allowance against its deferred tax assets.   While the Company has projected it will return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, based on operating results for fiscal 2016 and the Company’s forecast for fiscal 2017, the Company believes that a full allowance remains appropriate at this time.  Realization of the Company’s deferred tax assets, which relate principally to federal net operating loss carryforwards, which expire from 2022 through 2036, is dependent on generating sufficient taxable income in the near term.

As of January 28, 2017, the Company had net operating loss carryforwards of $141.2 million for federal income tax purposes and $84.3 million for state income tax purposes that are available to offset future taxable income through fiscal year 2036. The Company has alternative minimum tax credit carryforwards of $2.3 million, which are available to further reduce income taxes over an indefinite period. Additionally, the Company has $0.1 million and $2.2 million of net operating loss carryforwards related to the Company’s operations in the Hong Kong and Canada, respectively, though both are expected to expire largely unutilized.

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

The components of the net deferred tax assets as of January 28, 2017 and January 30, 2016 are as follows (in thousands):

	January 28, 2017	January 30, 2016

Deferred tax assets:
Net operating loss carryforward	$50,399	$50,199
Gain on sale-leaseback	5,170	5,744
Accrued Expenses and other	4,340	5,667
Lease accruals	4,358	4,732
Goodwill and intangibles	1,513	3,694
Unrecognized loss on pension and pension expense	3,311	3,379
Capital loss carryforward	3,021	3,021
Inventory reserves	2,659	2,561
Alternative minimum tax credit carryforward	2,292	2,292
Foreign tax credit carryforward	901	963
Federal wage tax credit carryforward	707	521
Unrecognized loss on foreign exchange	328	234
State tax credits	124	102
Excess of tax over book depreciation/amortization	(15,192)	(19,977)
Subtotal	$63,931	$63,132
Valuation allowance (1)	(63,931)	(63,132)
Net deferred tax assets	$—	$—

Deferred tax liabilities:
Goodwill and intangibles	$(222)	$(196)
Deferred tax liabilities	$(222)	$(196)
(1)	For fiscal 2016, the Company had total deferred tax assets of $79.1 million, total deferred tax liabilities of $15.4 million and a valuation allowance of $63.9 million.

The provision for income taxes from continuing operations consists of the following:

	FISCAL YEARS ENDED
	January 28, 2017	January 30, 2016	January 31, 2015

(in thousands)
Current:
Federal and state	$91	$104	$97
Foreign	49	51	55
	140	155	152
Deferred:
Federal and state	23	94	91
Foreign	3	11	—
	26	105	91

Total provision (2)	$166	$260	$243
(2)	There was no provision (benefit) recognized on the loss from discontinued operations for fiscal 2014.

The following is a reconciliation between the statutory and effective income tax rates in dollars for the provision for income tax from continuing operations:

	FISCAL YEARS ENDED
	January 28, 2017	January 30, 2016	January 31, 2015

(in thousands)
Federal income tax at the statutory rate	$(732)	$(2,852)	$(3,827)
State income and other taxes, net of federal tax benefit	(1)	(177)	(72)
Permanent items	225	137	141
Change in uncertain tax provisions	—	—	—
Charge for valuation allowance	775	3,200	4,034
Other, net	(101)	(48)	(33)
Provision for income tax from continuing operations	$166	$260	$243

As discussed in Note A, the Company’s financial statements reflect the expected future tax consequences of uncertain tax positions that the Company has taken or expects to take on a tax return, based solely on the technical merits of the tax position.  The liability for unrecognized tax benefits at January 28, 2017 and January 30, 2016 was approximately $3.1 million, and is associated with a prior tax position related to exiting the Company’s direct business in Europe during fiscal 2013.  The amount of unrecognized tax benefits has been presented as a reduction in the reported amounts of our federal and state net operating losses (“NOL”) carryforwards. No penalties or interest have been accrued on this liability because the carryforwards have not yet been utilized.  The reversal of this liability would result in a tax benefit being recognized in the period in which the Company determines the liability is no longer necessary.

The Company made tax payments of $0.1 million, $0.1 million and $0.1 million for fiscal 2016, 2015 and 2014, respectively.

E. COMMITMENTS AND CONTINGENCIES

At January 28, 2017, the Company was obligated under operating leases covering store and office space, automobiles and certain equipment for future minimum rentals, merchandise purchase obligations and a non-merchandise purchase agreement as follows:

Total
FISCAL YEAR	(in millions)
Fiscal 2017	$69.4
Fiscal 2018	62.9
Fiscal 2019	57.6
Fiscal 2020	43.2
Fiscal 2021	41.3
Thereafter	121.0
$395.4

In addition to future minimum rental payments, many of the store leases include provisions for common area maintenance, mall charges, escalation clauses and additional rents based on a percentage of store sales above designated levels. The store leases are generally 5 to 10 years in length and contain renewal options extending their terms by 5 to 10 years.

Amounts charged to operations for all occupancy costs, automobile and leased equipment expense were $63.9 million, $62.0 million and $56.8 million for fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

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

Included in the table above, is a merchandise purchase obligation for which the Company is contractually committed to meet minimum purchases of $10.5 million in fiscal 2017, $11.0 million in fiscal 2018 and $11.5 million in fiscal 2019.

F. LONG-TERM INCENTIVE PLANS

The following is a summary of the Company’s long-term incentive plans.  All equity awards granted under these long-term incentive plans were issued from the Company’s 2006 Incentive Compensation Plan until July 31, 2016 when the 2006 Incentive Compensation Plan expired.  As of August 4, 2016, all grants of equity awards are issued under the Company’s stockholder-approved 2016 Incentive Compensation Plan.  See Note G, “Stock Compensation Plans.”

2013-2016 Long-Term Incentive Plan

The 2013-2016 Long-Term Incentive Plan (the “2013-2016 LTIP”) was approved in the second quarter of fiscal 2013.  Pursuant to the terms of the 2013-2016 LTIP, on the date of grant, each participant was granted an unearned and unvested award equal in value to four times his/her annual salary multiplied by the applicable long-term incentive program percentage, which is 100% for the Company’s Chief Executive Officer, 70% for its senior executives and 50% for other participants in the plan, which the Company refers to as the “Projected Benefit Amount.” Each participant was granted 50% of the Projected Benefit Amount in shares of restricted stock, 25% in stock options and the remaining 25% in cash.

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

In order for the participants to receive 100% vesting of the performance-based awards, the Company must achieve revenue of at least $600 million and have an operating margin of not less than 8.0% in fiscal 2016.  If the Company did not meet the performance target at the end of fiscal 2016, but the Company was able to achieve revenue equal to or greater than $510 million at the end of fiscal 2016 and the operating margin was not less than 8.0%, then the participants could have received a pro-rata portion of the performance-based award based on minimum sales of $510 million (50% payout) and $600 million (100% payout).  Because the Company did not achieve minimum sales of at least $510 million or operating income of at least 8.0%, all unvested performance-based awards were forfeited, subsequent to year-end.  Because the performance targets were not considered probable during the term of the 2013-2016 LTIP, no compensation expense was recognized through the end of fiscal 2016.  See Note G, “Stock Compensation Plans” for a summary of the equity awards.

The Company incurred total compensation expense (cash and equity) of approximately $9.4 million related to the time-vested awards.  The cost was expensed over forty-four months through January 28, 2017, based on the respective vesting dates, of which $1.1 million was incurred in fiscal 2016.

2016 Long-Term Incentive Wrap-Around Plan

On November 7, 2014, the Company’s Compensation Committee of the Company’s Board of Directors approved the 2016 Long-Term Incentive Wrap-Around Plan (the “2016 Wrap”). The 2016 Wrap was a supplemental performance-based incentive plan that was only effective if there was no vesting of the performance-based awards under the 2013-2016 LTIP and, as a result, all performance-based awards under the 2013-2016 LTIP were forfeited. Under the 2016 Wrap, if the target level performance metrics for fiscal 2016 were met, participants were eligible to receive a payout equal to 80% of the dollar value of the performance-based compensation they were eligible to receive under the 2013-2016 LTIP. If the target level performance metrics for fiscal 2016 under the 2016 Wrap were exceeded, the greatest payout that participants were eligible to receive was 100% of the dollar value of the performance-based compensation they were eligible to receive under the 2013-2016 LTIP.

The performance target under the 2016 Wrap consisted of two metrics, Sales and EBITDA, with threshold (50%), target (80%) and maximum (100%) payout levels. Each metric was weighted as 50% of the total performance target. However, in order for there to be any payout under either metric, EBITDA for fiscal 2016 must be equal to or greater than the minimum threshold.

The 2016 Wrap provided for an opportunity to receive additional shares of restricted stock if the performance targets were achieved and the Company’s closing stock price was $6.75 or higher on the day earnings for fiscal 2016 are publicly released. If the Company’s stock price was $6.75, the 50% payout in restricted shares would be increased by 20% and if the stock price was $7.25 or higher, the 50% payout in restricted shares would be increased by 30%, with a pro-rata payout between $6.75 and $7.25.

Based on the operating results for fiscal 2016, the Company achieved 50.6% of its EBITDA target.  The minimum threshold for the Sales target was not achieved.  Accordingly, subsequent to year-end, the Compensation Committee of the Board of Directors approved awards totaling $2.3 million, with a grant date of March 20, 2017.  On that date, the Company will grant shares of restricted stock, with a fair value of approximately $1.0 million and cash awards totaling approximately $1.3 million.  All awards will vest on the last day of the second quarter of fiscal 2017.  At January 28, 2017, $1.9 million of the $2.3 million payout was accrued.  Based on the Company’s closing stock price of $3.30 at January 28, 2017, the Company does not expect that there will be any additional grant of shares for achieving a stock price greater than $6.75 per share at the close of business on the day the Company’s earnings are publicly released.

2016-2017 Long-Term Incentive Plan

With the 2013-2016 LTIP and 2016 Wrap expiring at the end of fiscal 2016, on March 15, 2016, the Compensation Committee approved the Destination XL Group, Inc. Long-Term Incentive Plan (the “New LTIP”).

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

All awards granted under the 2016-2017 LTIP were in restricted stock units (RSUs). Assuming that the Company achieves the performance target at target levels and all time-vested awards vest, the compensation expense associated with the 2016-2017 LTIP is estimated to be approximately $3.8 million.  Approximately half of the compensation expense, or $1.9 million, relates to the time-vested RSUs, which is being expensed over thirty-six months, based on the respective vesting dates. With respect to the performance-based component, RSUs will be granted at the end of the performance period if the performance targets are achieved. Through the end of fiscal 2016, the Company has accrued approximately $0.3 million in compensation expense related to the potential payout of performance awards under the 2016-2017 LTIP.

G. STOCK COMPENSATION PLANS

Through the end of the second quarter of fiscal 2016, the Company’s 2006 Incentive Compensation Plan (as amended and restated effective as of August 1, 2013, the “2006 Plan”) was the only stockholder approved plan.  The 2006 Plan expired on July 31, 2016.  At the Company’s 2016 Annual Meeting of Stockholders held August 4, 2016, the Company’s stockholders approved the adoption of the 2016 Incentive Compensation Plan (the “2016 Plan”).

2016 Plan

The share reserve under the 2016 Plan is 5,200,000 shares of our common stock. A grant of a stock option award or stock appreciation right reduces the outstanding reserve on a one-for-one basis.  A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, reduces the outstanding reserve by a fixed ratio of 1.9 shares for every share granted.

In addition to the initial share reserve of 5,200,000 shares, the 525,538 shares that remained available under our 2006 Plan were added and became available for issuance under the 2016 Plan on August 4, 2016.  In accordance with the terms of the 2016 Plan, any shares outstanding under the 2006 Plan at August 4, 2016 that subsequently terminate, expire or are canceled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with options and stock appreciation rights being added back on a one-for-one basis and full-value awards being added back on a 1 to1.9 basis.  Accordingly, an additional 588,796 shares were added to share availability under the 2016 Plan during fiscal 2016. At January 28, 2017, the Company had 6,233,824 shares available under the 2016 Plan.

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

The following tables summarize the stock option activity and share activity for the Company’s 2006 Plan and 2016 Plan, on a combined basis, during fiscal 2016:

Stock Option Activity

The following table summarizes stock option activity under the plans for fiscal 2016:

	Number of Shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	2,728,621	$5.00
Options granted	9,004	$4.44
Options canceled	(213,079)	$5.24
Options exercised	—	—

Outstanding options at end of year	2,524,546	$4.98	5.9 years	$11,286
Options exercisable at end of year	1,464,605	$4.91	5.6 years	$11,286
Vested and expected to vest at end of year	1,464,605	$4.91	5.6 years	$11,286

There were no exercises of options during fiscal 2016 and the intrinsic value of options exercised during fiscal 2015 was immaterial.

Non-Vested Share Activity

The following table summarizes activity for non-vested shares under the plans for fiscal 2016:

	Restricted shares	Restricted Stock Units (1)	Deferred shares (2)	Fully-vested shares (3)	Total number of shares	Weighted-average grant-date fair value (4)
Shares
Outstanding non-vested shares at beginning of year	1,320,143	—	31,587	—	1,351,730	$5.09
Shares granted	4,168	440,125	33,289	53,725	531,307	$5.06
Shares vested/issued	(339,539)	(919)	—	(53,725)	(394,183)	$5.05
Shares canceled	(128,440)	(69,378)	—	—	(197,818)	$5.13
Outstanding non-vested shares at end of year	856,332	369,828	64,876	—	1,291,036	$5.09
Vested and expected to vest at end of year	8,334	314,354	64,876	—	387,564

(1)

RSUs were granted in connection with the time-vested portion of the 2016-2017 LTIP.  The RSUs will vest in two tranches with the first 50% vesting on April 1, 2018 and the remaining vesting 50% on April 1, 2019.

(2)

During fiscal 2016, the Company granted 33,289 shares of deferred stock, with a fair value of approximately $158,188, to certain directors as compensation in lieu of cash, in accordance with their irrevocable elections.  The shares of deferred stock vest three years from the date of grant or at separation of service, based on the irrevocable election of each director.

(3)

During fiscal 2016, the Company granted 53,725 shares of stock, with a fair value of approximately $255,561 to certain directors as compensation in lieu of cash, in accordance with their irrevocable elections.  Since fiscal 2015, directors are required to elect 50% of their quarterly retainer in equity.  All shares paid to directors to satisfy this election were issued from the Company’s 2006 Plan through July 31, 2016 and from its 2016 Plan since August 4, 2016.  Any shares in excess of the minimum required election are issued from the Second Amended and Restated Non-Employee Director Stock Purchase Plan (as amended).
(4)	The fair value of a restricted share, deferred share and fully-vested share is equal to the Company’s closing stock price on the date of grant.

Total unrecognized stock compensation of $1.2 million at January 28, 2017 is expected to be recognized over a weighted-average period of 20 months.

Non-Employee Director Compensation Plan

In January 2010, the Company established a Non-Employee Director Stock Purchase Plan to provide a convenient method for its non-employee directors to acquire shares of the Company’s common stock at fair market value by voluntarily electing to receive shares of common stock in lieu of cash for service as a director. The substance of this plan is now encompassed within the Company’s Second Amended and Restated Non-Employee Director Compensation Plan, most recently amended subsequent to year end.

Beginning in fiscal 2015, the non-employee directors are required to take 50% of their annual retainer, which is paid quarterly, in equity.  Any shares of stock, deferred stock or stock options issued to a director as part of this 50% requirement are issued from our equity incentive plans. Only discretionary elections of equity will be issued from the Non-Employee Director Compensation Plan.

The following shares of common stock, with the respective fair value, were issued to its non-employee directors as compensation for fiscal 2016, fiscal 2015 and fiscal 2014:

	Number of shares of common stock issued	Fair value of common stock issued
Fiscal 2016	14,509	$68,456
Fiscal 2015	24,947	$127,734
Fiscal 2014	40,910	$213,749

H. RELATED PARTIES

Seymour Holtzman and Jewelcor Management, Inc.

Seymour Holtzman, the Executive Chairman of the Company’s Board of Directors (the “Board”), is the chairman, chief executive officer and president and, together with his wife, indirectly, the majority shareholder of Jewelcor Management, Inc. (“JMI”). Mr. Holtzman, who was initially appointed Chairman of the Board in April 2000, is the beneficial holder of approximately 8.8% of the outstanding common stock of the Company at January 28, 2017.

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

On August 7, 2014, the Company entered into an Employment and Chairman Compensation Agreement with Mr. Holtzman. Pursuant to the terms of the agreement, Mr. Holtzman serves as both an employee of the Company, reporting to the Board, and, in his capacity as Chairman of the Board, as Executive Chairman, with the duties of the Chairman of the Board as set forth in the Company’s Fourth Amended and Restated By-Laws. The initial term of the agreement was for two years. Commencing August 7, 2015, on each anniversary date, the agreement automatically extends for an additional one-year term. Accordingly, the current expiration date of the agreement is August 7, 2018. As compensation for the employment services, Mr. Holtzman receives an annual base salary of $24,000 and, as compensation for his services as Executive Chairman, Mr. Holtzman receives annual compensation of $372,750.

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

These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of accumulated other comprehensive income (loss). The amortization of the unrecognized loss included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic pension cost in fiscal 2017 is approximately $788,000.

Noncontributory Pension Plan

In connection with the Casual Male acquisition, the Company assumed the assets and liabilities of the Casual Male Noncontributory Pension Plan “Casual Male Corp. Retirement Plan”, which was previously known as the J. Baker, Inc. Qualified Plan (the “Pension Plan”). Casual Male Corp. froze all future benefits under this plan on May 1, 1997.

The following table sets forth the Pension Plan’s funded status at January 28, 2017 and January 30, 2016:

	January 28, 2017	January 30, 2016
	in thousands
Change in benefit obligation:
Balance at beginning of period	$16,845	$18,927
Benefits and expenses paid	(733)	(668)
Interest costs	686	634
Settlements	(346)	(21)
Actuarial (gain) loss	4	(2,027)

Balance at end of year	$16,456	$16,845

Change in fair value of plan assets
Balance at beginning of period	$11,969	$12,945
Actual return on plan assets	844	(433)
Employer contributions	—	146
Settlements	(346)	(21)
Benefits and expenses paid	(733)	(668)

Balance at end of period	$11,734	$11,969

Reconciliation of Funded Status
Projected benefit obligation	$16,456	$16,845
Fair value of plan assets	11,734	11,969
Unfunded Status	$(4,722)	$(4,876)

Balance Sheet Classification
Other long-term liabilities	$4,722	$4,876

Total plan expense and other amounts recognized in accumulated other comprehensive loss for the years ended January 28, 2017, January 30, 2016 and January 31, 2015 include the following components:

	January 28, 2017	January 30, 2016	January 31, 2015
Net pension cost:	(in thousands)
Interest cost on projected benefit obligation	$686	$634	$669
Expected return on plan assets	(927)	(1,013)	(1,002)
Amortization of unrecognized loss	946	1,026	591
Net pension cost	$705	$647	$258

Other changes recognized in other comprehensive loss, before taxes:
Unrecognized losses at the beginning of the year	$8,139	$9,746	$6,614
Net periodic pension cost	(705)	(647)	(258)
Employer contribution	—	146	468
Change in plan assets and benefit obligations	(154)	(1,106)	2,922
Unrecognized losses at the end of year	$7,280	$8,139	$9,746

The Company’s contribution for fiscal 2017 is estimated to be approximately $586,000.

Assumptions used to determine the benefit obligations as of January 28, 2017 and January 30, 2016 include a discount rate of 4.00% for fiscal 2016 and 4.16% for fiscal 2015. Assumptions used to determine the net periodic benefit cost for the years ended January 28, 2017, January 30, 2016 and January 31, 2015 included a discount rate of 4.00% for fiscal 2016, 4.16% for fiscal 2015 and 3.42% for fiscal 2014.

The expected long-term rate of return for plan assets was assumed to be 8.00% for both fiscal 2016 and fiscal 2015. The expected long-term rate of return assumption was developed considering historical and future expectations for returns for each asset class.

Estimated Future Benefit Payments

The estimated future benefits for the next ten fiscal years are as follows:

Total
FISCAL YEAR	(in thousands)
2017	$804
2018	836
2019	867
2020	945
2021	977
2022-2026	5,145
$9,574

Plan Assets

The fair values of the Company’s noncontributory defined benefit retirement plan assets at the end of fiscal 2016 and fiscal 2015, by asset category, were as follows:

	Fair Value Measurement
	January 28, 2017				January 30, 2016
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset category:
Common Stock :
U.S.	$2,645	$—	$—	$2,645	$6,537	$—	$—	$6,537
Foreign	210	—	—	210	—	—	—	—
Mutual Funds:
U.S. Equity	2,153	—	—	2,153	407	—	—	407
International Equity	2,039	—	—	2,039	1,596	—	—	1,596
Bond	4,418	—	—	4,418	2,914	—	—	2,914
Real Estate Investment Trust	6	—	—	6	—	—	—	—
Cash	263	—	—	263	515	—	—	515
Total	$11,734	$—	$—	$11,734	$11,969	$—	$—	$11,969

The Company’s target asset allocation for fiscal 2017 and its asset allocation at January 28, 2017 and January 30, 2016 were as follows, by asset category:

	Target Allocation	Percentage of plan assets at
	Fiscal 2017	January 28, 2017	January 30, 2016
Asset category:
Equity securities	60.0%	60.1%	71.4%
Debt securities	38.0%	37.7%	24.3%
Cash	2.0%	2.2%	4.3%
Total	100.0%	100.0%	100.0%

The target policy is set to maximize returns with consideration to the long-term nature of the obligations and maintaining a lower level of overall volatility through the allocation of fixed income. The asset allocation is reviewed throughout the year for adherence to the target policy and is rebalanced periodically towards the target weights.

Supplemental Executive Retirement Plan

In connection with the Casual Male acquisition, the Company also assumed the liability of the Casual Male Supplemental Retirement Plan (the “SERP”).

The following table sets forth the SERP’s funded status at January 28, 2017 and January 30, 2016:

	January 28, 2017	January 30, 2016
	in thousands
Change in benefit obligation:
Balance at beginning of period	$670	$745
Benefits and expenses paid	(30)	(30)
Interest costs	27	25
Actuarial (gain) loss	(15)	(70)
Balance at end of year	$652	$670

Change in fair value of plan assets
Balance at beginning of period	$—	$—
Employer contributions	30	30
Benefits and expenses paid	(30)	(30)
Balance at end of period	$—	$—

Projected benefit obligation	$652	$670

Reconciliation of Funded Status
Projected benefit obligation	$652	$670
Fair value of plan assets	—	—
Unfunded Status	$(652)	$(670)

Balance Sheet Classification
Other long-term liabilities	$652	$670

Other changes recognized in other comprehensive loss, before taxes (in thousands):

	January 28, 2017	January 30, 2016	January 31, 2015
Other changes recognized in other comprehensive loss, before taxes:	in thousands
Unrecognized losses at the beginning of the year	$178	$256	$142
Net periodic pension cost	(33)	(34)	(31)
Employer contribution	30	30	30
Change in benefit obligations	(18)	(74)	115
Unrecognized losses at the end of year	$157	$178	$256
Assumptions used to determine the benefit obligations as of January 28, 2017 and January 30, 2016 included a discount rate of 4.00% for fiscal 2016 and 4.16% for fiscal 2015. Assumptions used to determine the net periodic benefit cost for the years ended January 28, 2017, January 30, 2016 and January 31, 2015 included a discount rate of 4.00% for fiscal 2016, 4.16% for fiscal 2015 and 3.42% for fiscal 2014.

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

The Company recognized $2.2 million, $2.0 million and $1.6 million of expense under this plan in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

J. DISCONTINUED OPERATIONS

Sears Canada

In the second quarter of fiscal 2014, the Company notified Sears Canada of its intent to exit the business and began the process of an orderly wind-down. The Company ceased taking new orders and completed the run-off of operations through a final settlement with Sears during the fourth quarter of fiscal 2014. The loss for fiscal 2014 includes a charge, recorded in the second quarter of fiscal 2014, of approximately $0.8 million related primarily to inventory reserves and sales allowances as a result of our decision to exit the business.  The following are the results of operations for fiscal 2014.  There were no results of operations for this discontinued business in fiscal 2015 and fiscal 2016.

For the fiscal year ended:	January 31, 2015
(in thousands)
Sales	$(450)
Gross margin	(998)
Selling, general and administrative expenses	(120)
Depreciation and amortization	—
Provision (benefit) from income taxes	—
Loss from discontinued operations	$(1,118)

K. SUBSEQUENT EVENT

On March 17, 2017, the Company’s Board of Directors approved a stock repurchase program. Under the stock repurchase program, the Company may repurchase up to $12.0 million of its common stock through open market and privately negotiated transactions during fiscal 2017.

The timing and the amount of any repurchases of common stock will be determined based on the Company’s evaluation of market conditions and other factors. The stock repurchase program is expected to commence in the first quarter of fiscal 2017 and will expire on February 3, 2018, but may be suspended, terminated or modified at any time for any reason. The Company expects to finance the repurchases from operating funds and/or periodic borrowings on its Credit Facility.  Any shares of repurchased common stock will be held as treasury stock.

L. SELECTED QUARTERLY DATA (UNAUDITED)

(Certain columns may not foot due to rounding.)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	FULL YEAR
	(In Thousands, Except Per Share Data)
FISCAL YEAR 2016
Sales	$107,891	$117,875	$101,871	$122,646	$450,283
Gross profit	49,766	54,843	45,238	55,034	204,881
Operating income (loss)	1,055	1,017	(3,639)	2,544	977
Income (loss) before taxes	271	234	(4,418)	1,823	(2,090)
Income tax provision	57	35	34	40	166
Net income (loss)	$214	$199	$(4,452)	$1,783	$(2,256)
Earnings (loss) per share – basic and diluted	$0.00	$0.00	$(0.09)	$0.04	$(0.05)

FISCAL YEAR 2015
Sales	$104,405	$114,147	$99,625	$124,044	$442,221
Gross profit	48,239	53,883	44,864	56,853	203,839
Operating income (loss)	248	(166)	(4,626)	(546)	(5,090)
Loss before taxes	(513)	(912)	(5,409)	(1,314)	(8,148)
Income tax provision	61	67	63	69	260
Net loss	$(574)	$(979)	$(5,472)	$(1,383)	$(8,408)
Earnings (loss) per share – basic and diluted	$(0.01)	$(0.02)	$(0.11)	$(0.03)	$(0.17)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 28, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 28, 2017, our disclosure controls and procedures were effective.

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

Management assessed the design and effectiveness of our internal control over financial reporting as of January 28, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework (2013).

Based on management’s assessment and the above mentioned criteria, management determined that we maintained effective internal control over financial reporting as of January 28, 2017.

KPMG, LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting as of January 28, 2017, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

of Destination XL Group, Inc.

We have audited Destination XL Group, Inc.’s (the Company)  internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Destination XL Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Destination XL Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Destination XL Group, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended January 28, 2017, and our report dated March 20, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

March 20, 2017

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 28, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III.

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to this Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended January 28, 2017 in connection with our 2017 Annual Meeting of Stockholders.

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 28, 2017.

Item 11. Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 28, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 28, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 28, 2017.

Item 14. Principal Accounting Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 28, 2017.

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

Item 16. Form 10-K Summary

Omitted at registrant’s option.

Index to Exhibits

Exhibits
3.1	Restated Certificate of Incorporation of the Company (conformed copy incorporating all amendments through February 25, 2013).	*
3.2	Fourth Amended and Restated By-Laws (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 18, 2015, and incorporated herein by reference).
10.1	Company’s 2006 Incentive Compensation Plan, as amended (included as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 17, 2014, and incorporated herein by reference).	†
10.2	Company’s 2016 Incentive Compensation Plan, as amended (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2016, and incorporated herein by reference).	†
10.3	Form of Non-Qualified Option Agreement for Associates.	*†
10.4	Form of Non-Qualified Option Agreement for Associates (pursuant to the Company’s Long-Term Incentive Plan).	*†
10.5	Form of Restricted Stock Agreement for Associates.	*†
10.6	Form of Restricted Stock Agreement for Associates (pursuant to the Company’s Long-Term Incentive Plan).	*†
10.7	Form of Restricted Stock Unit Agreement for Associates.	*†
10.8	Form of Restricted Stock Unit Agreement for Associates (pursuant to the Company’s Long-Term Incentive Plan).	*†
10.9	Form of Restricted Stock Unit Agreement for Non-Employee Directors.	*†
10.10

Company’s Second Amended and Restated Non-Employee Director Compensation Plan (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 27, 2015, and incorporated herein by reference).

†
10.11

First Amendment to the Company’s Second Amended and Restated Non-Employee Director Compensation Plan (included as Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 18, 2016, and incorporated herein by reference).

†
10.12

Second Amendment to the Company’s Second Amended and Restated Non-Employee Director Compensation Plan (included as Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on March 18, 2016, and incorporated herein by reference).

†
10.13	Third Amendment to the Company’s Second Amended and Restated Non-Employee Director Compensation Plan.	*
10.14

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

10.15

First Amendment to Sixth Amended and Restated Loan and Security Agreement, First Amendment to Amended and Restated Guaranty, First Amendment to Amended and Restated Security Agreement and Termination Agreement dated June 26, 2013, by and among Bank of America, N.A., as Administrative Agent and Collateral Agent, the Revolving Credit Lenders identified therein, the Company, as Borrowers’ Representative, and the Company and CMRG Apparel, LLC, as Borrowers (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 23, 2013, and incorporated herein by reference).

10.16

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
10.17

Master Loan and Security Agreement dated July 20, 2007 between the Company and Banc of America Leasing & Capital, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2007, and incorporated herein by reference).

Exhibits
10.18

Amendment Number 1 to Master Loan and Security Agreement dated September 30, 2013 between the Company and Banc of America Leasing & Capital, LLC. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2013, and incorporated herein by reference).

10.19

Equipment Security Note Number 17608-70003 to the Master Loan and Security Agreement, as amended, dated October 1, 2013 between the Company and Banc of America Leasing & Capital, LLC. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 3, 2013, and incorporated herein by reference).

10.20

Equipment Security Note Number 17608-70004 to the Master Loan and Security Agreement, as amended, dated September 30, 2013 between the Company and Banc of America Leasing & Capital, LLC. (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 3, 2013, and incorporated herein by reference).

10.21

Equipment Security Note Number 17608-70005 to the Master Loan and Security Agreement, as amended, dated September 30, 2013 between the Company and Banc of America Leasing & Capital, LLC. (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2013, and incorporated herein by reference).

10.22

Equipment Security Note Number 17608-70006 to the Master Loan and Security Agreement, as amended, dated September 30, 2013 between the Company and Banc of America Leasing & Capital, LLC. (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 3, 2013, and incorporated herein by reference).

10.23

Equipment Security Note Number 17608-70007 to the Master Loan and Security Agreement, as amended, dated December 23, 2013 between the Company and Banc of America Leasing & Capital, LLC. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2014, and incorporated herein by reference).

10.24

Equipment Security Note Number 17608-70008 to the Master Loan and Security Agreement, as amended, dated December 23, 2013 between the Company and Banc of America Leasing & Capital, LLC. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 8, 2014, and incorporated herein by reference).

10.25

Equipment Security Note Number 17608-70009 to the Master Loan and Security Agreement, as amended, dated December 23, 2013 between the Company and Banc of America Leasing & Capital, LLC. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 8, 2014, and incorporated herein by reference).

10.26

Equipment Security Note Number 17608-70010 to the Master Loan and Security Agreement, as amended, dated March 28, 2014 between the Company and Banc of America Leasing & Capital LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2014, and incorporated herein by reference).

10.27

Equipment Security Note Number 17608-70011 to the Master Loan and Security Agreement, as amended, dated March 28, 2014 between the Company and Banc of America Leasing & Capital LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 1, 2014, and incorporated herein by reference).

10.28

Equipment Security Note Number 17608-70012 to the Master Loan and Security Agreement, as amended, dated March 28, 2014 between the Company and Banc of America Leasing & Capital LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 1, 2014, and incorporated herein by reference).

10.29

Equipment Security Note Number 17608-70013 to the Master Loan and Security Agreement, as amended, dated June 23, 2014 between the Company and Banc of America Leasing & Capital LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2014, and incorporated herein by reference).

10.30

Equipment Security Note Number 17608-70014 to the Master Loan and Security Agreement, as amended, dated June 23, 2014 between the Company and Banc of America Leasing & Capital LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 26, 2014, and incorporated herein by reference).

10.31

Term Loan and Security Agreement, dated October 29, 2014, by and among Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, the Company, as Borrowers’ Representative, and the company and CMRG Apparel, LLC, as Borrowers (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 21, 2014, and incorporated herein by reference).

**
10.32

Employment and Chairman Compensation Agreement, dated August 7, 2014, between the Company and Seymour Holtzman (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2014, and incorporated herein by reference).

†

Exhibits
10.33

Revised and Restated Employment Agreement dated as of November 5, 2009 between the Company and David A. Levin (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2009, and incorporated herein by reference).

†
10.34

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

†
10.37

Employment Agreement between the Company and Kenneth M. Ederle dated as of September 2, 2015 (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 20, 2015, and incorporated herein by reference).

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
10.40

Employment Agreement between the Company and Brian Reaves dated as of November 10, 2014 (included as Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on March 25, 2015, and incorporated herein by reference).

†
10.41

Employment Agreement between the Company and Angela Chan (formerly Chew) dated as of February 1, 2015 (included as Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on March 25, 2015, and incorporated herein by reference).

†
10.42

Employment Agreement between the Company and John F. Cooney dated as of May 17, 2015 (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 27, 2015, and incorporated herein by reference).

†
10.43	Employment Agreement between the Company and Mary Luttrell effective as of January 18, 2017.	*†
10.44	Employment Agreement between the Company and Sahal S. Laher effective as of January 30, 2017 .	*†
10.45	2013-2016 Destination XL Group, Inc. Long-Term Incentive Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2013, and incorporated herein by reference).	†
10.46

2016 Destination XL Group, Inc. Long-Term Incentive Wrap-Around Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 13, 2014, and incorporated herein by reference).

†
10.47

Form of Non-Qualified Stock Option Agreement pursuant to the Company’s 2013-2016 Long-Term Incentive Plan (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 23, 2013, and incorporated herein by reference).

†
10.48

Form of Restricted Stock Agreement pursuant to the Company’s 2013-2016 Long-Term Incentive Plan (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 23, 2013, and incorporated herein by reference).

†
10.49	Company’s Third Amended and Restated Annual Incentive Plan.	*†
10.50	Company’s Amended and Restated Long-Term Incentive Plan.	*†

Exhibits
10.51

Registration Rights Agreement dated November 18, 2003 by and between the Company and Thomas Weisel Partners LLC (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003, and incorporated herein by reference).

10.52

Contribution Agreement dated January 30, 2006 by and among the Company, Spirit SPE Canton, LLC and Spirit Finance Acquisitions, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference).

10.53

Membership Interest Purchase Agreement dated January 30, 2006 by and between the Company and Spirit Finance Acquisitions, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference).

10.54

Lease Agreement dated February 1, 2006 by and between the Company and Spirit SPE Canton, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 2006, and incorporated herein by reference).

10.55

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
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended January 28, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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
March 20, 2017
	By:	/s/ DAVID A. LEVIN
David A. Levin President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ DAVID A. LEVIN David A. Levin	President and Chief Executive Officer (Principal Executive Officer) and Director	March 20, 2017
/s/ PETER H. STRATTON, JR. Peter H. Stratton, Jr.	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 20, 2017
/s/ JOHN F. COONEY John F. Cooney	Vice President of Finance, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 20, 2017
/s/ SEYMOUR HOLTZMAN Seymour Holtzman	Chairman of the Board of Directors	March 20, 2017
/s/ ALAN S. BERNIKOW Alan S. Bernikow	Director	March 20, 2017
/s/ JESSE H. CHOPER Jesse H. Choper	Director	March 20, 2017
/s/ JOHN E. KYEES John E. Kyees	Director	March 20, 2017
/s/ WILLEM MESDAG Willem Mesdag	Director	March 20, 2017
/s/ WARD K. MOONEY Ward K. Mooney	Director	March 20, 2017
/s/ GEORGE T. PORTER, JR. George T. Porter, Jr.	Director	March 20, 2017
/s/ MITCHELL S. PRESSER Mitchell S. Presser	Director	March 20, 2017
/s/ IVY ROSS Ivy Ross	Director	March 20, 2017