Form 10-Q
period 2017-04-29
DESTINATION XL GROUP, INC.
filed 2017-05-19
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 01-34219

DESTINATION XL GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2623104
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
555 Turnpike Street Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 828-9300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2017, the registrant had 49,543,425 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	April 29, 2017	January 28, 2017
	(Fiscal 2017)	(Fiscal 2016)

ASSETS
Current assets:
Cash and cash equivalents	$7,928	$5,572
Accounts receivable	5,860	7,114
Inventories	121,424	117,446
Prepaid expenses and other current assets	10,764	8,817
Total current assets	145,976	138,949

Property and equipment, net of accumulated depreciation and amortization	124,652	124,347

Other assets:
Intangible assets	2,123	2,228
Other assets	3,843	3,804
Total assets	$276,594	$269,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$5,246	$6,941
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	30,254	31,258
Accrued expenses and other current liabilities	29,776	31,938
Borrowings under credit facility	62,095	44,097
Total current liabilities	128,836	115,699

Long-term liabilities:
Long-term debt, net of current portion	11,409	12,061
Deferred rent and lease incentives	36,859	35,421
Deferred gain on sale-leaseback, net of current portion	11,357	11,723
Deferred tax liability	222	222
Other long-term liabilities	5,669	5,682
Total long-term liabilities	65,516	65,109

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 61,294,630 and 61,637,164 shares issued at April 29, 2017 and January 28, 2017, respectively	613	616
Additional paid-in capital	305,827	304,466
Treasury stock at cost, 11,546,786 and 10,877,439 shares at April 29, 2017 and January 28, 2017	(89,802)	(87,977)
Accumulated deficit	(128,632)	(122,567)
Accumulated other comprehensive loss	(5,764)	(6,018)
Total stockholders' equity	82,242	88,520
Total liabilities and stockholders' equity	$276,594	$269,328

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	April 29, 2017	April 30, 2016
	(Fiscal 2017)	(Fiscal 2016)

Sales	$107,629	$107,891
Cost of goods sold including occupancy costs	58,941	58,125
Gross profit	48,688	49,766

Expenses:
Selling, general and administrative	46,168	41,369
Depreciation and amortization	7,754	7,342
Total expenses	53,922	48,711

Operating income (loss)	(5,234)	1,055

Interest expense, net	(802)	(784)

Income (loss) before provision for income taxes	(6,036)	271
Provision for income taxes	29	57

Net income (loss)	$(6,065)	$214

Net income (loss) per share - basic and diluted	$(0.12)	$0.00

Weighted-average number of common shares outstanding:
Basic	49,735	49,513
Diluted	49,735	49,880

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended
	April 29, 2017	April 30, 2016
	(Fiscal 2017)	(Fiscal 2016)
Net income (loss)	$(6,065)	$214

Other comprehensive income before taxes:
Foreign currency translation	39	45
Pension plans	215	213
Other comprehensive income before taxes	254	258
Tax provision related to items of other comprehensive income	—	—
Other comprehensive income, net of tax	254	258
Comprehensive income (loss)	$(5,811)	$472

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at January 28, 2017	61,637	$616	$304,466	(10,877)	$(87,977)	$(122,567)	$(6,018)	$88,520
Board of Directors compensation	28	1	149					150
Stock compensation expense			288					288
Restricted Stock issued, reclass from liability to equity (Note 3)	425	4	916					920
Cancellations of restricted stock, net of issuances	(798)	(8)	8					—
Deferred stock vested	3	—	—					—
Repurchase of common stock				(669)	(1,825)			(1,825)
Accumulated other comprehensive income (loss):
Pension plan							215	215
Foreign currency							39	39
Net loss						(6,065)		(6,065)
Balance at April 29, 2017	61,295	$613	$305,827	(11,546)	$(89,802)	$(128,632)	$(5,764)	$82,242

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	April 29, 2017	April 30, 2016
	(Fiscal 2017)	(Fiscal 2016)
Cash flows from operating activities:
Net income (loss)	$(6,065)	$214
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Amortization of deferred gain on sale-leaseback	(366)	(366)
Amortization of deferred debt issuance costs	69	68
Depreciation and amortization	7,754	7,342
Deferred taxes, net of valuation allowance	—	26
Stock compensation expense	288	315
Board of Directors stock compensation	150	119

Changes in operating assets and liabilities:
Accounts receivable	1,254	393
Inventories	(3,978)	(774)
Prepaid expenses and other current assets	(1,947)	(1,186)
Other assets	(39)	(161)
Accounts payable	(1,004)	(2,228)
Deferred rent and lease incentives	1,438	575
Accrued expenses and other liabilities	(2,111)	(9,300)
Net cash used for operating activities	(4,557)	(4,963)

Cash flows from investing activities:
Additions to property and equipment, net	(6,934)	(6,132)
Net cash used for investing activities	(6,934)	(6,132)

Cash flows from financing activities:
Repurchase of common stock	(1,735)	—
Principal payments on long-term debt	(2,386)	(1,949)
Net borrowings under credit facility	17,968	13,727
Net cash provided by financing activities	13,847	11,778
Net increase in cash and cash equivalents	2,356	683
Cash and cash equivalents:
Beginning of period	5,572	5,170
End of period	$7,928	$5,853

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

Notes to Consolidated Financial Statements

1. Basis of Presentation

In the opinion of management of Destination XL Group, Inc., a Delaware corporation (formerly known as Casual Male Retail Group, Inc. and, collectively with its subsidiaries, referred to as the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company’s audited consolidated financial statements for the fiscal year ended January 28, 2017 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 20, 2017.

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

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2017 is a 53-week period ending on February 3, 2018 and fiscal 2016 was a 52-week period ending on January 28, 2017.

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

Intangibles

At April 29, 2017, the “Casual Male” trademark had a carrying value of $0.5 million and is considered a definite-lived asset. The Company is amortizing the remaining carrying value on an accelerated basis, consistent with projected cash flows through fiscal 2018, its estimated remaining useful life.

The Company’s “Rochester” trademark is considered an indefinite-lived intangible asset and has a carrying value of $1.5 million. During the first three months ended April 29, 2017, no event or circumstance occurred which would cause a reduction in the fair value of the Company’s reporting units, requiring interim testing of the Company’s “Rochester” trademark.

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

The fair value of long-term debt is classified within Level 2 of the valuation hierarchy. At April 29, 2017, the fair value approximates the carrying amount based upon terms available to the Company for borrowings with similar arrangements and remaining maturities.

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

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income and reclassifications from AOCI for the three months ended April 29, 2017 and April 30, 2016, respectively, were as follows:

	April 29, 2017			April 30, 2016
For the three months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of the quarter	$(5,237)	$(781)	$(6,018)	$(6,113)	$(539)	$(6,652)

Other comprehensive income (loss) before reclassifications, net of taxes	60	39	99	61	45	106

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	155	—	155	152	—	152

Other comprehensive income (loss) for the period	215	39	254	213	45	258

Balance at end of quarter	$(5,022)	$(742)	$(5,764)	$(5,900)	$(494)	$(6,394)

(1)

Includes the amortization of the unrecognized loss on pension plans which was charged to “Selling, General and Administrative” Expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $155,000 and $152,000 for the three months ended April 29, 2017 and April 30, 2016, respectively.  There was no tax benefit for either period.

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

Recently Adopted Accounting Pronouncements

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted.  The Company adopted this pronouncement as of January 29, 2017.  The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards, and classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this standard during the first quarter of fiscal 2017. The adoption of this standard did not have a material impact on the Company’s provision for income taxes or diluted earnings per share.  The Company has elected to adopt the guidance related to the presentation of excess tax benefits in its Consolidated Statements of Cash Flows on a prospective transition method.  Since there were no excess tax benefits for the three months ended April 29, 2017 or April 30, 2016, this election did not result in a change in presentation on the Consolidated Statement of Cash Flows.  In addition, the Company has elected to continue to estimate forfeitures at each grant.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which will require an entity to recognize lease assets and lease liabilities on its balance sheet and will increase disclosure requirements on its leasing arrangements.  The ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein.  Early adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. While the Company is still evaluating the impact this pronouncement will have on its Consolidated Financial Statements, the Company expects a gross-up of its Consolidated Balance Sheets as a result of recognizing lease liabilities and right of use assets.  The extent of such gross-up is under evaluation.

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

No other new accounting pronouncements, issued or effective during the first three months of fiscal 2017, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

At April 29, 2017, the Company had outstanding borrowings under the Credit Facility of $62.4 million, before unamortized debt issuance costs of $0.3 million. Outstanding standby letters of credit were $3.3 million and outstanding documentary letters of credit were $0.1 million. Unused excess availability at April 29, 2017 was $45.7 million. Average monthly borrowings outstanding under the Credit Facility during the first three months of fiscal 2017 were $56.9 million, resulting in an average unused excess availability of approximately $49.8 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.  Pursuant to the terms of the Credit Facility, if the Company’s excess availability under the Credit Facility fails to be equal to or greater than the greater of (i) 10% of the Loan Cap (defined in the Credit Facility as the lesser of the revolving credit commitments at such time or the borrowing base at the relevant measurement time) and (ii) $7.5 million, the Company will be required to maintain a minimum consolidated fixed charge coverage ratio of 1.0:1.0 in order to pursue certain transactions, including but not limited to, stock repurchases, payment of dividends and business acquisitions.

Borrowings made pursuant to the Credit Facility will bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% or (c) the annual ICE-LIBOR rate (“LIBOR”) for the respective interest period) plus a varying percentage, based on the Company’s borrowing base, of 0.50%-0.75% for prime-based borrowings and 1.50%-1.75% for LIBOR-based borrowings. The Company is also subject to an unused line fee of 0.25%. At April 29, 2017, the Company’s prime-based interest rate was 4.5%. At April 29, 2017, the Company had approximately $55.0 million of its outstanding borrowings in LIBOR-based contracts with an interest rate of 2.45%. The LIBOR-based contracts expired on May 2, 2017. When a LIBOR-based borrowing expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

The fair value of the amount outstanding under the Credit Facility at April 29, 2017 approximated the carrying value.

Long-Term Debt

Components of long-term debt are as follows:

(in thousands)	April 29, 2017	January 28, 2017
Equipment financing notes	$4,452	$6,589
Term loan, due 2019	12,500	12,750
Less: unamortized debt issuance costs	(297)	(337)
Total long-term debt	16,655	19,002
Less: current portion of long-term debt	5,246	6,941
Long-term debt, net of current portion	$11,409	$12,061

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

The Term Loan Facility includes usual and customary mandatory prepayment provisions for transactions of this type that are triggered by the occurrence of certain events.  In addition, the amounts advanced under the Term Loan Facility can be optionally prepaid in whole or part. All prepayments are subject to an early termination fee in the amount of 1% of the amount prepaid through October 29, 2017.

The Term Loan Facility matures on October 29, 2019. It is secured by a first priority lien on certain equipment of the Company, and a second priority lien on substantially all of the remaining assets of the Company, excluding intellectual property.

3. Long-Term Incentive Plans

The following is a summary of the Company’s long-term incentive plans.  Beginning on August 4, 2016, all equity awards granted under long-term incentive plans are issued from the Company’s stockholder-approved 2016 Incentive Compensation Plan.  All prior awards were issued from the Company’s 2006 Incentive Compensation Plan, which expired on July 31, 2016.  See Note 4, Stock-Based Compensation.

2016 Long-Term Incentive Wrap-Around Plan

The 2016 Long-Term Incentive Wrap-Around Plan (the “Wrap-Around Plan”), which was approved in the fourth quarter of fiscal 2014, was a supplemental performance-based incentive plan that was only effective if there was no vesting of the performance-based awards under the 2013-2016 LTIP and, as a result, all performance-based awards under that plan are forfeited.  The performance targets under the 2013-2016 LTIP were not achieved at the end of fiscal 2016 and accordingly, the Wrap-Around Plan became effective.

The performance target under the Wrap-Around Plan consisted of two metrics, Sales and EBITDA, with threshold (50%), target (80%) and maximum (100%) payout levels.  Each metric was weighted as 50% of the total performance target.  However, in order for there to be any payout under either metric, EBITDA for fiscal 2016 had to be equal to or greater than the minimum threshold.

The Wrap-Around Plan also provided for an opportunity to receive additional shares of restricted stock if the performance targets were achieved and the Company’s closing stock price was $6.75 or higher on the day earnings for fiscal 2016 were publicly released, which was March 20, 2017.  The stock did not achieve a minimum of $6.75, therefore, no additional award was earned.

Based on the operating results for fiscal 2016, the Company achieved 50.6% of its EBITDA target.  The minimum threshold for the Sales target was not achieved.  Accordingly, subsequent to year-end, in the first quarter of fiscal 2017, the Compensation Committee of the Board of Directors approved awards totaling $2.3 million, with a grant date of March 20, 2017.  On that date, the Company granted shares of restricted stock, with a fair value of approximately $1.0 million and cash awards totaling approximately $1.3 million.  All awards will vest on the last day of the second quarter of fiscal 2017.  On March 20, 2017, in conjunction with the grant of restricted stock awards, the Company reclassified $0.9 million of the liability accrual from “Accrued Expenses and Other Current Liabilities” to “Additional Paid-In Capital.” See the Consolidated Statement of Changes in Stockholders’ Equity.

New Long-Term Incentive Plan

With the 2013-2016 LTIP and Wrap-Around Plan expiring at the end of fiscal 2016, on March 15, 2016, the Compensation Committee approved the Destination XL Group, Inc. Long-Term Incentive Plan, as amended February 1, 2017 (the “new LTIP”).

Under the terms of the new LTIP, each year the Compensation Committee will establish performance targets which will cover a two-year performance period (each a “Performance Period”), thereby creating overlapping Performance Periods.  Each participant in the plan will be entitled to receive an award based on that participant’s “Target Cash Value” which is defined as the participant’s annual base salary (on the participant’s effective date) multiplied by his or her long-term incentive program percentage, which is 100% for the Company’s Chief Executive Officer, 70% for its senior executives and 25% for other participants in the plan.  Because of the overlapping two-year Performance Periods, the Target Cash Value for any award is based on one year of annual salary, as opposed to two years, to avoid doubling an award payout in any given fiscal year.

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

For the 2016-2017 Performance Period, the Compensation Committee established two performance targets under the LTIP (the “2016-2017 LTIP”), each weighted 50%. The first target is EBITDA for fiscal 2017, defined as earnings before interest, taxes, depreciation and amortization, and the second target is “DXL Comparable Store Marginal Cash-Over-Cash Return”, defined as the aggregate of each comparable DXL store’s four-wall cash flow for fiscal 2017 divided by the aggregate capital investment, net of any tenant allowance, for each comparable DXL store.

For the 2017-2018 Performance Period, the Compensation Committee established two performance targets under the LTIP (the “2017-2018 LTIP”), each weighted 50%.  The first target is Total Company Comparable Sales and will be measured based on a two-year stack, which is the sum of the Total Company Comparable Sales for fiscal 2017 and fiscal 2018.  The second target is a Modified ROIC, which is defined as Operating Income divided by Invested Capital (Total Debt plus Stockholders’ Equity).

All awards granted under both the 2016-2017 LTIP and 2017-2018 LTIP were in restricted stock units (RSUs). Assuming that the Company achieves the performance target at target levels and all time-vested awards vest, the compensation expense associated with the 2016-2017 LTIP and 2017-2018 LTIP is estimated to be approximately $3.8 million and $4.1 million, respectively.  Approximately half of the compensation expense for each plan relates to the time-vested RSUs, which are being expensed over thirty-six months, based on the respective vesting dates. With respect to the performance-based component, RSUs will be granted at the end of the performance period if the performance targets are achieved. Through the end of the first quarter of fiscal 2017, the Company had accrued approximately $0.3 million and $0.1 million in compensation expense related to the potential payout of performance awards under the 2016-2017 LTIP and 2017-2018 LTIP, respectively.

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

In addition to the initial share reserve of 5,200,000 shares, the 525,538 shares that remained available under our 2006 Plan were added and became available for issuance under the 2016 Plan on August 4, 2016.  In accordance with the terms of the 2016 Plan, any shares outstanding under the 2006 Plan at August 4, 2016 that subsequently terminate, expire or are canceled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with options and stock appreciation rights being added back on a one-for-one basis and full-value awards being added back on a 1 to 1.9 basis. At April 29, 2017, the Company had 6,645,815 shares available under the 2016 Plan.

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

The following tables summarize the stock option activity and share activity for the Company’s 2006 Plan and 2016 Plan, on a combined basis, for the first three months of fiscal 2017:

	Restricted shares	Restricted Stock Units (1)	Deferred shares (2)	Fully-vested shares (3)	Total number of shares	Weighted-average grant-date fair value (4)
Shares
Outstanding non-vested shares at beginning of year	856,332	369,828	64,876	—	1,291,036	$5.09
Shares granted	484,558	734,268	19,143	19,660	1,257,629	$2.72
Shares vested/issued	(1,667)	—	(2,571)	(19,660)	(23,898)	$3.65
Shares canceled	(857,221)	(17,733)	—	—	(874,954)	$4.99
Outstanding non-vested shares at end of quarter	482,002	1,086,363	81,448	—	1,649,813	$3.33

(1)

Restricted Stock Units (“RSUs”) were granted in connection with the 2017-2018 LTIP.  The RSUs will vest in two tranches with the first 50% vesting on April 1, 2019 and the second 50% vesting on April 1, 2020.

(2)

The 19,143 shares of deferred stock, with a fair value of $61,115, represent compensation to certain directors in lieu of cash, in accordance with their irrevocable elections.  The shares of deferred stock will vest three years from the date of grant or at separation of service, based on the irrevocable election of each director.

(3)

During the first three months of fiscal 2017, the Company granted 19,660 shares of stock, with a fair value of approximately $63,895 to certain directors as compensation in lieu of cash, in accordance with their irrevocable elections. Directors are required to elect 50% of their quarterly retainer in equity.  Any shares in excess of the minimum required election are issued from the Company’s Third Amendment to the Second Amended and Restated Non-Employee Director Compensation Plan (“Non-Employee Director Compensation Plan”).

(4)	The fair value of a restricted share, deferred share and fully-vested share is equal to the Company’s closing stock price on the day immediately preceding the date of grant.

	Number of shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	2,524,546	$4.98		$11,286
Options granted	—	—
Options canceled	(1,147,398)	$4.96
Options exercised	—	—
Outstanding options at end of quarter	1,377,148	$4.97	5.3 years	$-
Options exercisable at end of quarter	1,377,148	$4.97	5.3 years

Valuation Assumptions

For the first three months of fiscal 2017, the Company granted 484,558 shares of restricted stock, 734,268 RSUs and 19,143 shares of deferred stock. For the first three months of fiscal 2016, the Company granted 8,434 shares of deferred stock and 423,230 RSUs. There were no grants of stock options during the first three months of fiscal 2017 and fiscal 2016.

Unless otherwise specified by the Compensation Committee, RSUs, restricted stock and deferred stock are valued using the closing price of the Company’s common stock on the day immediately preceding the date of grant.

Non-Employee Director Compensation Plan

The Company granted 7,898 shares of common stock, with a fair value of approximately $24,525, to certain of its non-employee directors as compensation in lieu of cash in the first three months of fiscal 2017.

Stock Compensation Expense

The Company recognized total stock-based compensation expense of $0.3 million for both the first quarter of fiscal 2017 and fiscal 2016.   The total compensation cost related to time-vested stock options, restricted stock and RSU awards not yet recognized as of April 29, 2017 was approximately $3.3 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 26 months.

5. Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended
	April 29, 2017	April 30, 2016
(in thousands)
Common Stock Outstanding:
Basic weighted average common shares outstanding	49,735	49,513
Common stock equivalents – stock options and restricted stock (1)	—	367
Diluted weighted average common shares outstanding	49,735	49,880

(1)	Common stock equivalents of 73 shares for the three months ended April 29, 2017 were excluded due to the net loss.

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

	For the three months ended
	April 29, 2017	April 30, 2016
(in thousands, except exercise prices)
Stock Options (time-vested)	1,377	1,244
Restricted Stock Units (time-vested)	1,086	423
Restricted and Deferred Stock	477	—
Range of exercise prices of such options	$3.20 - $7.52	$4.91 - $7.52

The above options, which were outstanding at April 29, 2017, expire from October 22, 2017 to January 18, 2027.

There were no performance-based awards outstanding at April 29, 2017. For the first quarter of fiscal 2016, 941,082 shares of unvested performance-based restricted stock and 1,181,168 performance-based stock options were excluded from the Company’s computation of basic and diluted earnings per share. All outstanding performance-based awards expired unvested in March 2017 as a result of the Company not achieving performance targets in fiscal 2016.

Shares of unvested time-based restricted stock of 482,002 for the first three months of fiscal 2017 and 377,395 shares for the first three months of fiscal 2016 were excluded from the computation of basic earnings per share and will continue to be excluded until such shares vest. See Note 3, Long-Term Incentive Plans, for a discussion of the Company’s LTIP plans and equity awards.

All 482,002 shares of restricted stock outstanding at April 29, 2017 are considered issued and outstanding. Each share of restricted stock has all of the rights of a holder of the Company’s common stock, including, but not limited to, the right to vote and the right to receive dividends, which rights are forfeited if the restricted stock is forfeited.

6. Stock Repurchase Plan

On March 17, 2017, the Company’s Board of Directors approved a stock repurchase plan. Under the stock repurchase plan, the Company may purchase up to $12.0 million of its common stock through open market and privately negotiated transactions during fiscal 2017.  The timing and the amount of any repurchases of common stock will be determined based on the Company’s evaluation of market conditions and other factors. The stock repurchase program commenced in the first quarter of fiscal 2017 and will expire on February 3, 2018, but may be suspended, terminated or modified at any time for any reason.  The Company expects to finance the repurchases from operating funds and/or periodic borrowings on its Credit Facility.  Any repurchased common stock will be held as treasury stock and will be recorded on a trade-date basis.

Through April 29, 2017, the Company purchased 669,347 shares of common stock at an average price of $2.73 per share.  Approximately $10.2 million remains available under the stock repurchase plan.

7. Income Taxes

At April 29, 2017, the Company had total deferred tax assets of approximately $83.5 million, total deferred tax liabilities of $14.4 million and a corresponding valuation allowance of $69.3 million.

In the fourth quarter of fiscal 2013, the Company entered into a three-year cumulative loss position and based on forecasts at that time, the Company expected the cumulative three-year loss to increase as of the end of fiscal 2014. Management determined that this represented significant negative evidence at February 1, 2014. While the Company has projected it will return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, based on a consideration of all positive and negative evidence as of February 1, 2014, the Company established a full allowance against its net deferred tax assets. Based on the Company’s forecast for fiscal 2017, the Company believes that a full allowance remains appropriate at this time.

As of April 29, 2017, the Company had net operating loss carryforwards of $146.9 million for federal income tax purposes and $87.6 million for state income tax purposes that are available to offset future taxable income through fiscal year 2037. Additionally, the Company has alternative minimum tax credit carryforwards of $2.3 million, which are available to further reduce income taxes over an indefinite period. Additionally, the Company has $2.4 million of net operating loss for tax purposes related to the Company’s operations in Canada, which is expected to expire largely unutilized.

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

The Company’s tax provision for the first three months of fiscal 2017 and fiscal 2016 primarily represents current state margin tax and foreign income tax.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to Topic 740, “Income Taxes”, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. The unrecognized tax benefit at April 29, 2017 was $3.0 million. This amount is directly associated with a prior year tax position related to exiting the Company’s direct business in Europe. The amount of unrecognized tax benefit has been presented as a reduction in the reported amounts of its federal and state net operating loss carryforwards. It is the Company’s policy to record interest and penalties on unrecognized tax benefits as income taxes; however, no penalties or interest have been accrued on this liability because the carryforwards have not yet been utilized.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 2001, with remaining fiscal years subject to income tax examination by federal tax authorities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding cash flows, gross profit margins, marketing costs, selling, general and administrative expenses, store counts, capital expenditures, borrowings, sales and earnings expectations for fiscal 2017 and beyond, the expected impact of inventory management improvements on inventory levels and working capital in fiscal 2017, the expected impact of investments in marketing on future sales, and the anticipated pace and number of store openings and closings in fiscal 2017. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report and our audited consolidated financial statements for the year ended January 28, 2017, included in our Annual Report on Form 10-K for the year ended January 28, 2017, as filed with the Securities and Exchange Commission on March 20, 2017 (our “Fiscal 2016 Annual Report”).

Numerous factors could cause our actual results to differ materially from such forward-looking statements. We encourage readers to refer to the “Risk Factors” section in Part I, Item 1A of our Fiscal 2016 Annual Report, that sets forth certain risks and uncertainties that may have an impact on future results and direction of our Company, including, without limitations, risks relating to the execution of our corporate strategy, and our ability to grow our market share, predict customer tastes and fashion trends, forecast sales growth trends and compete successfully in our market.

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big & tall men’s apparel with retail and direct operations in the United States and London, England.  We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL®, Casual Male XL Outlets, Rochester Clothing, ShoesXL® and LivingXL®. At April 29, 2017, we operated 202 Destination XL stores, 14 DXL outlet stores, 90 Casual Male XL retail stores, 33 Casual Male XL outlet stores and 5 Rochester Clothing stores. Our e-commerce site, DestinationXL.com, supports our stores, brands and product extensions.

Unless the context indicates otherwise, all references to “we,” “our,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years which end on February 3, 2018 and January 28, 2017 as “fiscal 2017” and “fiscal 2016,” respectively. Fiscal 2017 is a 53-week period and fiscal 2016 was a 52-week period.

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

In addition, as we disclosed at the end of fiscal 2016, with over 200 DXL stores open, we have transitioned to one comparable sales figure for the Company which includes stores and our direct business.  We will no longer provide comparable store sales on a discrete basis for our DXL format stores.

RESULTS OF OPERATIONS

The following is a summary of results for the first quarter of fiscal 2017 as compared to the prior year’s first quarter, including EBITDA, which is a non-GAAP measure. Please see “Non-GAAP Financial Measures” below for a reconciliation of Net Income (Loss) to EBITDA.

	For the three months ended
	April 29, 2017	April 30, 2016
(in millions, except per share data)
Net income (loss)	$(6.1)	$0.2
EBITDA (Non-GAAP basis)	$2.5	$8.4

Per diluted share:
Net income (loss)	$(0.12)	$0.00

Executive Summary

We were pleased with the improvements we began to see in the first quarter of fiscal 2017.  At the end of fiscal 2016, with the overall weakness that we were seeing across the retail environment, we shifted our focus for fiscal 2017 to improving traffic to our stores and growing our e-commerce business, with an emphasis on customer acquisition and retention.  As such, we have reinvested in our marketing program, starting with an expanded spring advertising campaign, which launched on April 2, 2017.  While sales in February and March were challenging, we began to see an increase in store traffic following the start of our advertising campaign, resulting in a 6.4% comparable sales increase for the month of April.  Overall, for the first quarter, we had a comparable sales decrease of 2.1%, which was in line with our expectations.  Furthermore, we were able to maintain a strong merchandise margin during the first quarter, which increased approximately 10 basis points over the first quarter of fiscal 2016.  Our gross margin decreased 90 basis points over the first quarter of fiscal 2016 due to sales deleveraging and pre-opening rents on 11 new DXL stores.

Our net loss was $(6.1) million for the first quarter of fiscal 2017, as compared to net income of $0.2 million for the first quarter of fiscal 2016.  More than half of this decrease in earnings was due to the increase in advertising expense of approximately $3.5 million, but we believe that this investment will benefit us in the second quarter and in the long-term as we work to strengthen our customer base and build brand awareness.

From a liquidity perspective, our cash flow from operations improved slightly by $0.4 million to $(4.6) million. Free cash flow for the first quarter of fiscal 2017 decreased by approximately $0.4 million, as compared to the first quarter of fiscal 2016, due to the fact that capital expenditures for the quarter were higher by $0.8 million.  We opened a total of 11 stores during the first quarter of fiscal 2017 as compared to 5 stores during the same period in fiscal 2016.  For the year, we expect to generate positive free cash flow of $15.0 to $20.0 million, which we plan to use to reduce our outstanding debt while also making opportunistic repurchases of our common stock, pursuant to our stock repurchase program discussed below.  See “Non-GAAP Financial Measures” below for a reconciliation of free cash flow.

We also opened two DXL retail stores in Ontario, Canada.  These two stores, which are included in the eleven opened during the first quarter, mark our first Company-operated DXL stores located outside of the United States.  We believe that Canada provides a strategic growth opportunity for our DXL brand.

Stock Repurchase Program

As discussed more fully below under “Liquidity and Capital Resources,” in March 2017 our Board of Directors approved a stock repurchase plan, pursuant to which we may purchase up to $12.0 million of our outstanding common stock during fiscal 2017.  During the first quarter of fiscal 2017, we repurchased approximately 670,000 shares at a total cost of approximately $1.8 million.

Inventory Management Review

In fiscal 2016, we began our inventory optimization project in an effort to improve inventory receipt flow and procurement, tightening controls over the number of weeks of supply.  We expect these changes to result in a more optimized inventory structure and expect our inventory at the end of fiscal 2017 to be $8.0 to $12.0 million less than fiscal 2016.  This reduction in inventory is expected to improve our working capital position in fiscal 2017. We do not believe these changes will jeopardize sales from out-of-stock positions in either our retail stores or in our direct business.

Fiscal 2017 Outlook

Our primary objective in fiscal 2017 is to grow our customer base through a revitalized marketing program and to maintain a strong liquidity position by continuing to improve cash flow.  We are reinvesting in our marketing initiatives to help drive brand awareness, store traffic and our digital presence by increasing our marketing plan for fiscal 2017 by approximately $6.8 million to $25.0 million. Our DXL store growth for the year will be funded by cash from operations.  We expect to open 19 DXL retail stores and 1 DXL outlet store in fiscal 2017, while closing 16 Casual Male XL retail stores and 3 Casual Male XL outlet stores, the majority of which are in connection with the opening of the DXL retail and outlet stores in the same geographic markets.

For fiscal 2017, our outlook, based on a 53-week year, is as follows:

•	Sales are expected to range from $470.0 million to $480.0 million, with a total company comparable sales increase of approximately 1.0% to 4.0%.
•	Gross margin rate of approximately 46.0%, an increase of 50 basis points from fiscal 2016.
•	SG&A costs, as a percentage of sales, to increase by approximately 150 to 200 basis points from fiscal 2016.
•	Net loss, on a GAAP basis, of $(5.7) to $(11.7) million, or $(0.11) to $(0.23) per diluted share.
•	EBITDA of $24.0 to $30.0 million, a decrease from fiscal 2016 as a result of increased marketing costs.
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

•

At the end of fiscal 2017, we expect cash flow from operating activities of $37.0 million to $42.0 million (including tenant allowances), and positive free cash flow, before DXL capital expenditures, of approximately $28.7 million to $33.7 million. Free cash flow will be approximately $15.0 to $20.0 million.

Financial Summary

Sales

First Quarter
(in millions)
Sales for the first quarter of fiscal 2016	$107.9
Less 2016 sales for stores that have closed /converted	(6.0)
$101.9

Decrease in comparable sales	(2.1)
Non-comparable sales, primarily DXL stores open less than 13 months	7.7
Other, net	0.1
Sales for the first quarter of fiscal 2017	$107.6

Total sales for the first quarter of fiscal 2017 declined slightly to $107.7 million from $107.9 million from the first quarter of fiscal 2016.  The decrease of $0.2 million in total sales was due to a comparable sales decrease of $2.1 million, or 2.1%, partially offset by an increase in non-comparable sales.  At the beginning of the first quarter, the lack of store traffic continued to negatively impact our sales.  However, with the launch of spring advertising campaign on April 2nd, we saw significant increases in store traffic and number of transactions, resulting in a comparable sales increase of 6.4% in April.  Our spring advertising campaign will continue to run through Father’s Day.  In addition to focusing our efforts on improving traffic to our stores, we are also growing our e-commerce business with emphasis on increasing brand awareness and our customer base.

Our end-of-rack customer grew to 44.8% of our bottoms business from 43.8% in the first quarter of fiscal 2016.  Our end-of-rack customer, with a waist size of 46 inches or less, shops 52% more often than our customer with a waist size of 48 inches or more and, on an annual basis, spends twice as much.

Gross Profit Margin

For the first quarter of fiscal 2017, our gross margin rate, inclusive of occupancy costs, was 45.2% as compared to a gross margin rate of 46.1% for the first quarter of fiscal 2016. Our merchandise margins improved 10 basis points over the first quarter of last year primarily due to fewer promotional markdowns, but we also had a 100 basis point increase in occupancy costs as a percentage of total sales. The Company opened 11 new DXL stores in the first quarter of fiscal 2017, compared to 5 store openings in the first quarter of fiscal 2016.  The increase in occupancy expense as a percent of sales was due to higher rent expense on new DXL stores, plus pre-opening rent expense on the elevated number of new store openings. On a dollar basis, occupancy costs for the first quarter of fiscal 2017 increased approximately 6.3% over the prior year’s first quarter, primarily as a result of an increase in total square footage.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A expenses for the first quarter of fiscal 2017 were 42.9% as compared to 38.3% for the first quarter of fiscal 2016. On a dollar basis, SG&A increased by $4.8 million for the first quarter of fiscal 2017.  The increase was principally due to an increase of $3.5 million, or 320 basis points, in advertising expense. As discussed above, we are reinvesting in our marketing initiatives to help drive brand awareness, store traffic and our digital presence by increasing our marketing plan. We launched our spring advertising campaign at the beginning of April as opposed to the end of the month as we had done in fiscal 2016.  In total, our spring campaign will run for 10 weeks as compared to 6 weeks in fiscal 2016.  The remainder of the increase was due to increases in store payroll and other supporting costs associated with a greater DXL store base.

Depreciation and Amortization

Depreciation and amortization for the first quarter of fiscal 2017 increased $0.4 million to $7.7 million as compared to $7.3 million for the first quarter of fiscal 2016.  The increase in depreciation and amortization was due to the continued store growth associated with our DXL retail and outlet stores.

Interest Expense, Net

Net interest expense for the first quarter of fiscal 2017 of $0.8 million was relatively flat as compared the comparable period of the prior year.  As a result of our inventory initiatives undertaken to improve liquidity, we expect interest costs for fiscal 2017 will be similar to fiscal 2016 levels.

Income Taxes

At April 29, 2017, we had total deferred tax assets of $83.5 million, total deferred tax liabilities of $14.4 million and a corresponding valuation allowance of $69.3 million. The deferred tax assets included approximately $56.0 million of net operating loss carryforwards and approximately $5.0 million of deferred gain on our sale-leaseback and, to a lesser extent, other book/tax timing differences.

At the end of fiscal 2013, we established a full valuation allowance against our deferred tax assets.  Based on our earnings guidance for fiscal 2017, we believe that a full valuation allowance continues to remain appropriate at this time.

Our tax provisions for the first quarter of fiscal 2017 and fiscal 2016 primarily represent current state margin tax and foreign income tax.

Net Income (Loss)

For the first quarter of fiscal 2017, we had a net loss of $(6.1) million, or $(0.12) per diluted share, compared with net income of $0.2 million, or $0.00 per diluted share, for the first quarter of fiscal 2016.

On a non-GAAP basis, assuming a normalized tax rate for both periods, adjusted net loss per share for the first quarter of fiscal 2017 was $(0.07) per diluted share as compared to adjusted net income of $0.00 per diluted share for the first quarter of fiscal 2016.

Inventory

At April 29, 2017, total inventory was $121.4 million compared to $117.4 million at January 28, 2017 and $125.8 million at April 30, 2016. The 3.8% decrease of $4.4 million from April 30, 3016 was due to inventory initiatives implemented in fiscal 2016 to improve timing of receipts and reduce weeks of supply on hand. As a result of these initiatives, the average inventory per total built-out square footage of stores at April 29, 2017 decreased 7.9% to $56.58 per square foot as compared to $61.46 per square foot at April 30, 2016.  At April 29, 2017, our clearance inventory represented 8.2% of our total inventory, as compared to 8.7% at April 30, 2016.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility with Bank of America, N.A., which was most recently amended in October 2014 (“Credit Facility”). Our current cash needs are primarily for working capital (essentially inventory requirements), capital expenditures, growth initiatives, and, as discussed further below, our stock repurchase program, which was announced in March 2017.

As discussed below, our capital expenditures for fiscal 2017 are expected to be approximately $22.0 million, primarily related to the planned opening of approximately 20 new DXL retail and outlet stores and information technology projects. However, we expect to receive approximately $5.0 million in tenant allowances to offset these capital expenditures. We expect to fund this store growth and stock repurchase program in fiscal 2017 primarily through cash flow from operations, with periodic borrowings from our Credit Facility. We currently believe that our existing cash generated by operations together with our Credit Facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements.

For fiscal 2017, we expect cash flow from operating activities of $37.0 million to $42.0 million (including tenant allowances), and positive free cash flow of $15.0 to $20.0 million that will be used to reduce outstanding debt and purchase shares of the Company’s common stock as part of its stock repurchase program.

For the first three months of fiscal 2017, free cash flow decreased by $(0.4) million to $(11.5) million from $(11.1) million for the first three months of fiscal 2016. This decrease in free cash flow was due to an increase in capital expenditures of $0.8 million related to the opening of 11 stores in the first quarter of fiscal 2017 as compared to 5 stores in the prior year.

The following is a summary of our total debt outstanding at April 29, 2017 with the associated unamortized debt issuance costs:

(in thousands)	Gross Debt Outstanding	Less Debt Issuance Costs	Net Debt Outstanding
Credit facility	$62,403	$(308)	$62,095
Equipment financing notes	4,452	(28)	4,424
Term loan, due 2019	12,500	(269)	12,231
Total debt	$79,355	$(605)	$78,750

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

We had outstanding borrowings of $62.4 million under the Credit Facility at April 29, 2017. At April 29, 2017, outstanding standby letters of credit were $3.3 million and outstanding documentary letters of credit were $0.1 million.  The average monthly borrowing outstanding under the Credit Facility during the first three months ended April 29, 2017 was approximately $56.9 million, resulting in an average unused excess availability of approximately $49.8 million. Unused excess availability at April 29, 2017 was $45.7 million. Our obligations under the Credit Facility are secured by a lien on substantially all of our assets, excluding (i) a first priority lien held by the lenders of the Term Loan Facility on certain of our equipment described below and (ii) intellectual property.

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

The Term Loan Facility includes usual and customary mandatory prepayment provisions for transactions of this type that are triggered by the occurrence of certain events.  In addition, the amounts advanced under the Term Loan Facility can be optionally prepaid in whole or part. All prepayments are subject to an early termination fee in the amount of 1% of the amount prepaid through October 29, 2017.

The Term Loan Facility is secured by a first priority lien on certain of our equipment, and a second priority lien on substantially all of our remaining assets, excluding intellectual property.

Capital Expenditures

The following table sets forth the open stores and related square footage at April 29, 2017 and April 30, 2016, respectively:

	April 29, 2017		April 30, 2016
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	202	1,606	170	1,392
DXL Outlets	14	72	10	50
Casual Male XL Retail	90	314	121	431
Casual Male Outlets	33	103	39	123
Rochester Clothing	5	51	5	51
Total Stores	344	2,146	345	2,047

Below is a summary of store openings and closings from January 28, 2017 to April 29, 2017:

Number of Stores:	DXL	DXL Outlets	Casual Male XL Retail	Casual Male XL Outlets	Rochester Clothing	Total Stores
At January 28, 2017	192	13	97	36	5	343
New stores(1)	5	—	—	—	—	5
Replaced stores(2)	5	1	(5)	(3)	—	(2)
Closed retail stores(3)	—	—	(2)	—	—	(2)
At April 29, 2017	202	14	90	33	5	344
(1)	Represents stores opened in new markets, including 2 stores located in Ontario, Canada.
(2)

Represents the total number of DXL stores opened in existing markets with the corresponding total number of Casual Male XL stores and/or Rochester Clothing stores closed in such markets in connection with those DXL store openings.

(3)	Represents closed stores for which there were no corresponding openings of a DXL store in the same market.

Our capital expenditures for the first three months of fiscal 2017 were $6.9 million as compared to $6.1 million for the first three months of fiscal 2016. The $0.8 million increase was primarily related to a greater number of DXL stores opened during the first quarter of fiscal 2017 as compared to fiscal 2016. The Company opened 10 DXL retail stores and 1 DXL outlet stores in the first three months of fiscal 2017 as compared to 4 DXL retail stores and 1 DXL outlet store in the first three months of fiscal 2016.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies and estimates disclosed in our Fiscal 2016 Annual Report.   See Note 1 to the Consolidated Financial Statements included in this report for information on recent accounting pronouncements and changes in accounting principles.

Non-GAAP Financial Measures

Adjusted net income (loss), adjusted net income (loss) per diluted share, free cash flow, free cash flow before DXL capital expenditures and EBITDA are non-GAAP measures.  These non-GAAP measures are not presented in accordance with GAAP and should not be considered superior to or as a substitute for income (loss) or cash flows from operating activities or any other measure of performance derived in accordance with GAAP. In addition, all companies do not calculate non-GAAP financial measures in the same manner and, accordingly, the non-GAAP measures presented in this Quarterly Report may not be comparable to similar measures used by other companies. We believe that inclusion of these non-GAAP measures helps investors gain a better understanding of our performance, especially when comparing such results to previous periods and that they are useful as an additional means for investors to evaluate our operating results, when reviewed in conjunction with our GAAP financial statements. Reconciliations of these non-GAAP measures are presented in the following tables (certain columns may not foot due to rounding):

Adjusted net income (loss) and adjusted net income (loss) per diluted share. The above discussion includes an adjusted net income (loss) for the first quarter of fiscal 2017 and fiscal 2016 on a non-GAAP basis, which reflected an adjustment assuming a normal tax rate of 40%. We have fully reserved against our deferred tax assets and, therefore, net loss is not reflective of earnings assuming a “normal” tax position.  Adjusted net income (loss) provides investors with a useful indication of the financial performance of the business, on a comparative basis, assuming a normalized effective tax rate of 40%.

The following is a reconciliation of net income (loss) to adjusted net income (loss), assuming a normal tax rate of 40% for the first quarter of fiscal 2017 and fiscal 2016:

	For the three months ended
	April 29, 2017		April 30, 2016
	$	Per diluted share	$	Per diluted share
(in thousands, except per share data)
Net income (loss) (GAAP basis)	$(6,065)	$(0.12)	$214	$0.00

Add back: Actual income tax provision	29		57
Income tax (provision) benefit, assuming
a normal tax rate of 40%	2,414		(108)

Adjusted net income (loss) (non-GAAP basis)	$(3,622)	$(0.07)	$163	$0.00

Weighted average number of common shares
outstanding on a diluted basis		49,735		49,880

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

The following table reconciles free cash flow and free cash flow before DXL capital expenditures:

	For the three months ended
(in millions)	April 29, 2017	April 30, 2016
Cash flow from operating activities (GAAP basis)(1)	$(4.6)	$(5.0)
Capital expenditures, infrastructure projects	(1.1)	(1.5)
Free Cash Flow, before DXL capital expenditures	$(5.7)	$(6.5)
Capital expenditures for DXL stores	(5.8)	(4.6)
Free Cash Flow (non-GAAP basis)	$(11.5)	$(11.1)

(1)	Cash flow from operating activities includes lease incentives received against our capital expenditures.

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

The following table is a reconciliation of net income (loss) to EBITDA:

	For the three months ended
	April 29, 2017	April 30, 2016
(in millions)
Net income (loss) (GAAP basis)	$(6.1)	$0.2
Add back:
Provision for income taxes	0.0	0.1
Interest expense	0.8	0.8
Depreciation and amortization	7.8	7.3
EBITDA (non-GAAP basis)	$2.5	$8.4

Fiscal 2017 Outlook - GAAP to Non-GAAP Reconciliations.

The following table is a reconciliation of non-GAAP measures used in our Fiscal 2017 Outlook:

	Projected
	Fiscal 2017
(in millions, except per share data)		per diluted share
Net loss (GAAP basis)	$(5.7)-$(11.7)
Add back:
Provision for income taxes	0.2
Interest expense	3.0
Depreciation and amortization	32.5
EBITDA (non-GAAP basis)	$24.0-$30.0

Net loss ( GAAP basis)	$(5.7)-$(11.7)	$(0.11)-$(0.23)
Income tax benefit, assuming 40% rate	$2.3-$4.7	$0.05-0.09
Adjusted net loss (non-GAAP basis)	$(3.4)-$(7.0)	$(0.06)-(0.14)
Weighted average common shares outstanding - diluted	49.5

Cash flow from operating activities (GAAP basis)	$37.0-$42.0
Capital expenditures, infrastructure projects	(8.3)
Free Cash Flow, before DXL capital expenditures (non-GAAP basis)	$28.7-$33.7
Capital expenditures for DXL stores	(13.7)
Free Cash Flow (non-GAAP basis)	$15.0-$20.0

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires October 29, 2019, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At April 29, 2017, the interest rate on our prime based borrowings was 4.5%. At April 29, 2017, approximately $55.0 million of our outstanding borrowings were in LIBOR contracts with an interest rate of 2.45%.  At April 29, 2017, we also had $12.5 million outstanding under a term loan, which bears interest at a variable rate based on one-month LIBOR rates plus 6.5%.

Based upon a sensitivity analysis as of April 29, 2017, assuming average outstanding borrowing during the first three months of fiscal 2017 of $56.9 million under our Credit Facility and $12.5 million outstanding under our term loan, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $350,000 on an annualized basis.

Foreign Currency

Our Rochester Clothing store located in London, England conducts business in British pounds and our two DXL Men’s Apparel stores located in Ontario, Canada conduct business in Canadian dollars. As of April 29, 2017, sales from these stores were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse effect on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 29, 2017. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 29, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 29, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that the resolution of these matters will not have a material adverse impact on our future results of operations or financial position.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our Fiscal 2016 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase activity during the three months ended April 29, 2017 was as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plan	(d) Approximate dollar value of shares that may yet be purchased under the plan (1)

January 29, 2017 to February 25, 2017	—	—	—
February 26, 2017 to April 1, 2017	367,715	$2.67	367,715	$11,019,936
April 2, 2017 to April 29, 2017	301,632	$2.81	301,632	$10,173,796
Total	669,347	$2.73	669,347	$10,173,796

(1)

On March 17, 2017, our Board of Directors approved a stock repurchase plan, which we announced on March 20, 2017. Under the stock repurchase plan, we may purchase up to $12.0 million of our common stock through open market and privately negotiated transactions during fiscal 2017.  The timing and the amount of any repurchases of common stock will be determined based on the Company’s evaluation of market conditions and other factors. The stock repurchase will expire on February 3, 2018, but may be suspended, terminated or modified at any time for any reason. All repurchased common stock will be held as treasury stock.

All shares purchased during the first quarter of fiscal 2017 were open market transactions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1

Employment Agreement between the Company and Sahal S. Laher effective as of January 29, 2017 (included as Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on March 20, 2017, and incorporated herein by reference).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: May 19, 2017	By:	/S/ John F. Cooney
John F. Cooney
Vice President, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)