Form 10-K/A
period 2017-01-28
DESTINATION XL GROUP, INC.
filed 2017-05-30
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2017 (Fiscal 2016)

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 01-34219

DESTINATION XL GROUP, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	04-2623104
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 828-9300

Securities registered pursuant to Section 12(b) of the Act:

Title of each className of each exchange on which registered

Common Stock, Par Value $0.01 Per Share NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company			☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on July 30, 2016 was $121.6 million.

The number of shares of Registrant’s Common Stock outstanding as of May 15, 2017 was 49,543,425.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10−K for the fiscal year ended January 28, 2017 pursuant to General Instruction G(3) to Form 10−K for the purposes of filing the information required to be disclosed pursuant to Part III of Form 10−K.

Except for the amendments described above, this Form 10−K/A does not modify or update the disclosure in our Annual Report on Form 10−K for the fiscal year ended January 28, 2017 filed with the Securities and Exchange Commission on March 20, 2017.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our current directors, including information furnished by them as to their principal occupations and business experience for the past five years, certain directorships held by each director within the past five years, their respective ages as of May 15, 2017, committee membership, and the year in which each became a director of our Company:

Name (1)	Age	Director Since	Audit (2)	Compensation	Nominating and Corporate Governance	Cybersecurity and Data Privacy
Seymour Holtzman, Executive Chairman of the Board and Director	80	2000
David A. Levin, President and Chief Executive Officer	66	2000
John E. Kyees, Lead Independent Director (3)	70	2010				C
Jesse Choper, Director	80	1999	C		X
Willem Mesdag, Director (4)	63	2014	X	C
Ward K. Mooney, Director	67	2006	X	X
George T. Porter, Jr., Director (4)	69	1999		X
Mitchell S. Presser, Director	51	2007			C	X
Ivy Ross, Director (5)	61	2013			X	X

C= current member and committee chairperson

X= current member of the committee

(1)	Alan S. Bernikow was a director of the Company until March 31, 2017 when his resignation was effective.
(2)

Effective June 1, 2017, Mr. Choper will rotate off of the Audit Committee and Mr. Mooney will succeed Mr. Choper as Chairman of the Audit Committee.  Mr. Choper’s seat on the Audit Committee will be filled by Mr. Kyees.

(3)	Effective February 2, 2017, Mr. Kyees was appointed Lead Independent Director. Mr. Kyees was a member of the Compensation Committee until February 2, 2017, his seat was not filled.
(4)	Mr. Mesdag succeeded Mr. Porter as Chairman of the Compensation Committee on February 2, 2017.
(5)	Ms. Ross was appointed to the Nominating and Corporate Governance committee effective April 1, 2017, following Mr. Bernikow’s resignation.

Seymour Holtzman has served as our Executive Chairman of the Board since August 2014. From April 2000 to August 2014, Mr. Holtzman served as our Chairman of the Board.  Mr. Holtzman has been involved in the retail business for over 40 years. For many years, he has been the president and chief executive officer of Jewelcor, Incorporated, a former New York Stock Exchange listed company that operated a chain of retail stores. From 1986 to 1988, Mr. Holtzman was chairman of the board and also chief executive officer of Gruen Marketing Corporation, an American Stock Exchange listed company involved in the nationwide distribution of watches. For at least the last five years Mr. Holtzman has served as chairman and chief executive officer of Jewelcor Management, Inc., a company primarily involved in investment and management services.  Mr. Holtzman is the chief executive officer and indirectly the owner of C.D. Peacock, Inc., a Chicago, Illinois retail jewelry establishment, the managing member of Luxury Swiss, LLC, a retail Rolex watch establishment. Mr. Holtzman is a successful entrepreneur with extensive experience working with public companies and provides valuable insight to the Board with respect to strategic planning.

David A. Levin has been our President and Chief Executive Officer since April 10, 2000 and a director since April 11, 2000.  From 1999 to 2000, he served as the executive vice president of eOutlet.com. Mr. Levin was president of Camp Coleman, a division of The Coleman Company, from 1998 to 1999.  Prior to that, Mr. Levin was president of Parade of Shoes, a division of J. Baker, Inc., from 1995 to 1997. Mr. Levin was also president of Prestige Fragrance & Cosmetics, a division of Revlon, Inc., from 1991 to 1995.  Mr. Levin has worked in the retail industry for over 30 years. Since joining us, Mr. Levin has been instrumental in transforming us from a company which exclusively operated Levi Strauss & Co. branded apparel to the largest specialty retailer of big & tall men’s apparel.  In May 2017, Mr. Levin joined the board of directors of Lumber Liquidators, a publicly-traded company. Mr. Levin served on the board of directors of Christopher & Banks Corporation, a publicly-traded company, from May 2012 until June 2016.  Mr. Levin has extensive knowledge of our Company and valuable experience in merchandising and marketing initiatives.  In his role as Chief Executive Officer he also acts as a liaison between the Board and management.

Jesse Choper has been a director since October 8, 1999. Mr. Choper is the Dean Earl Warren Professor of Public Law Emeritus at the University of California at Berkeley School of Law, where he taught Corporate Law and Constitutional Law from 1965 until his retirement in June 2015. From 1960 to 1961, Professor Choper was a law clerk for Supreme Court Chief Justice Earl Warren.  Mr.

Choper is a member of the California Horseracing Board.  Mr. Choper provides valuable legal expertise to the Board.  His specific legal background provides valuable insight with respect to corporate governance and ethics.  The knowledge of our Company that Mr. Choper has gained over his ten year tenure as a director is considered a valuable asset to the Board.

John E. Kyees has been a director since May 3, 2010.  From February 2, 2014 until May 31, 2014, Mr. Kyees served as Interim Chief Financial Officer of the Company.  From 2003 until his retirement in 2010, Mr. Kyees was the chief financial officer of Urban Outfitters, Inc. and also served as the chief of investor relations.  Prior to that, from 2002 to 2003, Mr. Kyees was the chief financial officer and chief administrative officer of bebe Stores, Inc. Mr. Kyees serves as lead independent director and chairman of the audit committee of Vera Bradley, Inc., a publicly-traded company. Mr. Kyees is a member of the board of directors of Rackwise, Inc., a publicly-traded company, and is a member of the audit committee.   Mr. Kyees is also a director and chairman of the audit committee of Arhaus Furniture, a privately-held retailer.  Mr. Kyees previously served as director and a member of the audit committee of Hot Topic, Inc., a formerly publicly-traded company. Mr. Kyees previously served as a director and member of the audit committee of Teavana, a publicly-traded company. Mr. Kyees brings to the Board extensive executive-level retail experience having served as chief financial officer for several prominent retailers.  His insight with respect to merchandising, operational activities and finance is an asset to our Board.

Willem Mesdag has been a director since January 29, 2014.  Since January 2005, Mr. Mesdag has been the managing partner of Red Mountain Capital Partners LLC, an investment management firm. Prior to founding Red Mountain in 2005, Mr. Mesdag was a partner and managing director of Goldman Sachs & Co., which he joined in 1981. Prior to Goldman Sachs, he was a securities lawyer at Ballard, Spahr, Andrews & Ingersoll, which he joined in 1978. He currently serves on the boards of Encore Capital Group, Inc., a publicly-traded company, and Heidrick & Struggles International, Inc., a publicly-traded company.  He previously served on the boards of 3i Group plc, Cost Plus, Inc., Skandia Group AB and Nature’s Sunshine Products, Inc. Having had an extensive career in international investment banking and finance, Mr. Mesdag brings to the Board significant knowledge and experience related to business and financial issues and corporate governance.

Ward K. Mooney has been a director since July 31, 2006.  Mr. Mooney is a co-founder of Crystal Financial LLC, formerly Crystal Capital, and has served as its CEO since April 2010.  From April 2006 to April 2010, Mr. Mooney was the Senior Managing Partner of Crystal Capital.  Prior to April, 2006, Mr. Mooney was the president of Bank of America Retail Finance Group and chief operating officer of Back Bay Capital, both of which were formerly Bank of Boston businesses which Mr. Mooney founded.  Mr. Mooney provides the Board with valuable insight with respect to his extensive experience as a lender in the retail industry.  The Board has determined that based on Mr. Mooney’s extensive knowledge and experience in finance qualifies him as an audit committee financial expert.

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

Mitchell S. Presser has been a director since May 1, 2007.  Since July 2014, Mr. Presser has been a partner and the head of U.S. M&A and private equity at Freshfields Bruckhaus Deringer.  From January 2014 until July 2014, Mr. Presser was a senior advisor to Paine & Partners, LLC, a private equity firm.  From November 2006 to December 2013, Mr. Presser was a founding partner of Paine & Partners, LLC.  Prior to that, Mr. Presser was a partner with the law firm of Wachtell, Lipton, Rosen & Katz, specializing in mergers & acquisitions.  Mr. Presser has served as a director on the boards of several privately-held companies.  Mr. Presser’s extensive experience in private equity and strategic planning provides valuable insight to the Board.

Ivy Ross has been a director since January 31, 2013.  In May 2014, Ms. Ross joined Google X as head of Glass and is currently a vice president and head of Design for all of Google’s Hardware products.  From July 2011 until April 2014, Ms. Ross was the chief marketing officer of Art.com from where she oversaw the company's marketing, branding, merchandising and user-experience functions. Prior to Art.com, from June 2008 to June 2011, Ms. Ross was EVP of marketing for the Gap brand, and also acted as the creative catalyst for all brands within Gap, Inc. Ms. Ross also has held senior creative and product design positions at Disney Stores North America, Mattel, Calvin Klein, Coach, Liz Claiborne, Swatch Watch and Avon. She also has served on Proctor and Gamble’s design board since its inception.  With her industry insight and marketing expertise, Ms. Ross provides a valuable perspective to the Board as we continue to build our DXL brand.

All directors hold office until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified or until their earlier death, resignation or removal.

Current Non-Director Executive Officers

Peter H. Stratton, Jr., 45, has been our Senior Vice President, Chief Financial Officer and Treasurer since June 1, 2014.  From August 2009 to May 31, 2014, Mr. Stratton was our Senior Vice President of Finance, Corporate Controller and Chief Accounting Officer.  Mr. Stratton joined us in June 2009 as Vice President of Finance. Prior to joining the Company, Mr. Stratton served as the senior director of corporate accounting at BearingPoint, Inc. from May 2007 to June 2009.  Prior to May 2007, Mr. Stratton held various finance and accounting leadership positions at Legal Sea Foods, Inc., Shaw’s Supermarkets, Inc. and Cintas Corporation.

Angela Chan, 50, has been our Senior Vice President, Chief Sourcing Officer and Global Business Development since January 2017.  Prior to that, Ms. Chan was our Senior Vice President and Chief Sourcing Officer since February 2015.  From March 2013 to February 2015, Ms. Chan was our Senior Vice President of Global Sourcing and Product Development. Prior to that, from May 2010 to March 2013, Ms. Chan was our Vice President of Global Sourcing.  Ms. Chan joined the Company in February 2009 as our Director of Global Sourcing. Prior to joining our Company, from October 2007 to December 2008 Ms. Chan was the senior product manager for Redcats USA.  From 2007 to 2009, Ms. Chan was an independent retail consultant and analyst with the Gerson Lehrman Group and in 2006, she held the positions of director and executive vice president of global sourcing for Rocawear.  Prior to that, Ms. Chan was the founder & partner of several apparel manufacturing companies & franchise restaurants. She also held various merchandising management positions with Macy’s corporate in New York and Hong Kong.

Francis Chane, 54, has been our Senior Vice President of Distribution, Logistics and Facilities since June 2011.  Mr. Chane joined the Company in June 2008 as our Vice President of Distribution & Logistics. Prior to joining our Company, Mr. Chane was the vice president operations & facilities for Redcats USA, a division of the French multi-national company PPR, from 1999 to June 2008.  Prior to that, Mr. Chane held various leadership positions with WearGuard Corporation, a division of Aramark Corporation.

John F. Cooney, 34, has been our Vice President of Finance and Corporate Controller since June 2014 and in May 2015 he was also appointed Chief Accounting Officer.  From November 2010 until May 2014, Mr. Cooney was our Director of Financial Accounting and Reporting.  Prior to joining the Company, Mr. Cooney was an audit manager with PricewaterhouseCoopers LLP, which he joined in August 2004.

Kenneth M. Ederle, 52, has been our Senior Vice President and Chief Merchandising Officer since April 2013 and in April 2015 his role was expanded to include Planning and Allocation.  Prior to that, from May 2011 until April 2013, Mr. Ederle was our Senior Vice President – General Merchandising Manager DXL. Mr. Ederle served as our Vice President, General Merchandise Manager of Rochester Clothing from August 2008 until May 2011.  From January 2008 to August 2008, Mr. Ederle was our Merchandise Manager of Sportswear for Rochester Clothing and prior to that was one of our Merchandise Managers for Casual Male from November 2006 to December 2007.  Prior to joining the Company in 2006, Mr. Ederle was a senior buyer and senior planner for Limited Brands.

Sahal S. Laher, 41, joined the Company in January 2017 as our Senior Vice President, Chief Digital and Information Officer. Mr. Laher has over 20 years of senior operational experience with a focus on digital and omni-channel strategies, modernizing applications, as well as data and technology security. Prior to joining the Company, from March 2013 until January 2017, he served as executive vice president of digital, innovation and technology, global CIO for Brook Brothers Group, where he was responsible for ensuring that the company's information technology investments, resources and project execution were aligned with its strategic business objectives. Prior to that, from April 2009 to February 2013, he was the global chief information officer at Stride Rite Corporation. Mr. Laher also held senior strategic consulting positions at Deloitte Consulting, Anderson Consulting and Data General Corporation.

Mary S. Luttrell, 55, was promoted to Senior Vice President of Marketing in January 2017.  From November 2012 until January 2017, Ms. Luttrell was our Vice President of Brand and Marketing. From April 2006 until November 2012, Ms. Luttrell was our Vice President of Advertising.  Prior to joining the Company in October 2000, Ms. Luttrell was the manager of media advertising at Hills department stores and also worked on the advertising agency side managing many retail accounts.

Robert S. Molloy, 57, has been our Senior Vice President and General Counsel since April 2010 and became Secretary of the Company on May 15, 2014.  From February 2008 until April 2010, Mr. Molloy was our Vice President and General Counsel. Prior to joining the Company, Mr. Molloy served as the vice president, assistant general counsel at Staples, Inc. from May 1999 to February 2008.  Prior to May 1999, Mr. Molloy was a trial attorney.

Brian S. Reaves, 56, has been our Senior Vice President and Chief Sales Officer since November 2014.  From May 2010 until November 2014, Mr. Reaves was our Senior Vice President of Store Sales and Operations.  Prior to joining our Company, Mr. Reaves was the vice president – outreach and group sales for David’s Bridal from 2007 to 2009.  Before that, Mr. Reaves was the senior vice president of sales for The Bridal Group from 2004 to 2007.

Peter E. Schmitz, 58, has been our Senior Vice President and Chief Real Estate Officer since June 2013.  Prior to that, Mr. Schmitz was our Senior Vice President, Real Estate and Store Development.  Prior to joining the Company in August 2007, Mr. Schmitz was the vice president of real estate for Brooks/Eckerd Pharmacy Chain from October 1995 to August 2007.

Walter E. Sprague, 68, has been our Senior Vice President of Human Resources since May 2006.  From August 2003 through April 2006, Mr. Sprague was our Vice President of Human Resources.  Prior to joining our Company, Mr. Sprague was the managing director northeast, for Marc-Allen Associates, a nationwide executive recruiting firm.  From 1996 to 2002, Mr. Sprague was the assistant vice president – senior director of human resources for Foot Locker Inc. and, prior to that, the assistant vice president – senior director of human resources for Woolworth Corporation, the predecessor company to Foot Locker Inc.

Former Non-Director Executive Officers

Jack McKinney, 61, was our Senior Vice President and Chief Information Officer from June 2002 until September 30, 2016.  Mr. McKinney began his career with Casual Male Corp. in 1997 and joined our Company in May 2002 as part of our acquisition of Casual Male Corp.

Derrick Walker, 48, was our Senior Vice President and Chief Marketing Officer from May 2012 until January 2017.  Prior to joining our Company, Mr. Walker was the vice president of marketing for Lenscrafters from December 2009 to November 2011.  Before that, Mr. Walker was the vice president of marketing for Finish Line from December 2006 to September 2009.

Nancy Youssef, 40, was our Senior Vice President, International Business Development from November 2015 until January 2017.  Prior to joining the Company, from April 2009 to October 2015, Ms. Youssef was the vice president, international business development for Genesco, Inc. From June 2007 to March 2009, she was senior brand development manager for HSN, Inc. From 2004 to 2007, Ms. Youssef worked in the Middle East for SAS –Egypt where she was the international business development director.

There are no family relationships between any of our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). The Reporting Persons are required to furnish us with copies of all Section 16(a) reports they file.  Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us by our officers and directors during fiscal 2016, we believe that the Reporting Persons complied with all applicable Section 16(a) reporting requirements and that all required reports were filed in a timely manner, except for Mary Luttrell’s initial Form 4 which was dated as of January 18, 2017 but was not filed until January 26, 2017.

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

We have a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act.  The Audit Committee is currently comprised of Messrs. Choper, Mesdag and Mooney.  Each of the members of the Audit Committee is independent, as independence for Audit Committee members is defined under the rules of Nasdaq.  Mr. Mooney serves as our audit committee financial expert. Effective June 1, 2017, Mr. Kyees will replace Mr. Choper on the audit committee and Mr. Mooney will become Chairperson.

The Audit Committee operates under a written charter, which can be found under “Corporate Governance - Charters & Policies” on the Investor Relations page of our website at http://investor.destinationxl.com.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Executive Summary

This Compensation Discussion and Analysis provides a summary of our executive compensation philosophy and programs and discusses the compensation paid to our Chief Executive Officer  (“CEO”) and other named executive officers for fiscal 2016 (collectively, our “Named Executive Officers”).

Our Named Executive Officers for fiscal 2016 were:

➢	David A. Levin, President and CEO
➢	Peter H. Stratton, Jr., Senior Vice President, Chief Financial Officer and Treasurer
➢	Kenneth M. Ederle, Senior Vice President and Chief Merchandising Officer – Planning and Allocation
➢	Robert S. Molloy, Senior Vice President, General Counsel and Secretary
➢	Brian S. Reaves, Senior Vice President and Chief Sales Officer
➢	Derrick Walker, Former Senior Vice President and Chief Marketing Officer
➢	Nancy S. Youssef, Former Senior Vice President, International Business Development

Fiscal 2016 Highlights

We believe that the value of compensation awarded to our Named Executive Officers should be aligned with the performance of the Company and our compensation packages are aimed to achieve that at the target level.  To have a full understanding of our executives’ compensation in fiscal 2016, we have to look at the performance of the Company over the period from fiscal 2013 through fiscal 2016.  In fiscal 2013, we began a transformation process that replaced a majority of our legacy Casual Male XL stores with our DXL Men’s Apparel stores.  In total, over this four-year period, we opened 156 DXL stores and closed an aggregate of 225 Casual Male XL and Rochester Clothing stores, with our total store count decreasing by 69 stores. Essentially, over this four-year period we converted more than half of our store base.

From a financial perspective, due to the intensive capital requirements associated with our DXL conversion strategy, depreciation costs increased sharply over this four-year period. In fiscal 2012, before we initiated the roll-out, total depreciation and amortization costs were $15.5 million as compared to $30.6 million in fiscal 2016.  This substantial increase of over $15.0 million directly impacted the Company’s earnings. Despite the significant increase in depreciation, over this four-year period we improved our earnings each year, from a net loss of $(59.8) million in fiscal 2013 to a net loss of $(2.3) million in fiscal 2016.  Of note, fiscal 2013 included a charge of $51.3 million to establish a full valuation allowance against our deferred tax asset.  Adjusting for the full valuation allowance, to permit a better comparison, the net loss in earnings improved by $6.2 million from fiscal 2013 to fiscal 2016.

As a result of this increase in depreciation expense, Earnings before Income Taxes and Depreciation and Amortization (“EBITDA”), a non-GAAP measure, has been a key performance indicator as to how well our strategy is working for our business. Over the four-year period, EBITDA improved from $7.3 million in fiscal 2013 to $31.6 million in fiscal 2016.  In addition to EBITDA growth, we increased Sales, on a decreasing store base, and by the end of fiscal 2016 returned to generating positive free cash flow, enabling us to fund our store growth from operations as opposed to borrowings. Please see “Non-GAAP Financial Measures” below for a reconciliation of Net Loss to EBITDA and Cash Flow from Operating Activities to Free Cash Flow.

The following charts illustrate the improvement in our business over this defined four-year transition period.

4 Years of Continuous Growth

* EBITDA for fiscal 2013 and fiscal 2014 reflects EBITDA from continuing operations

**	Free Cash Flow is a Non-GAAP measure. See “Non-GAAP Financial Measures” below for a reconciliation of Cash Flow from Operating Activities to Free Cash Flow.

Fiscal 2016 Executive Compensation Highlights

Our Named Executive Officers and the rest of the executive team were integral to the success of this transition.  As such, in fiscal 2013, the Compensation Committee approved the 2013-2016 Long-Term Incentive Plan (“2013-2016 LTIP”) and subsequently in fiscal 2014, as a result of the Board’s decision to slow down the transition, the 2016 Wrap-Around Plan (“2016 Wrap”). These plans were designed for the specific purpose of retaining and rewarding our executives during the transition to the DXL concept.

Because the 2013-2016 LTIP was a four-year plan intended to reward executives for performance during the transition, our executive team had no opportunity to earn any long-term performance-based incentive compensation in fiscal 2013, fiscal 2014 or fiscal 2015.

Therefore, when evaluating compensation for fiscal 2016, it is important to consider that fiscal 2016 represented the culmination of the past 4 years of transition. Further, fiscal 2016 was heavily weighted by the fact that it was a pivot year with respect to long-term performance plans, with the 2013-2016 LTIP and 2016 Wrap ending and the 2016-2017 LTIP beginning.  As such, total compensation as reflected in the Summary Compensation Table for fiscal 2016 includes (i) a partial performance-based award under the 2016 Wrap, which again represents a four-year performance period, that does not vest until fiscal 2017 and (ii) the grant of unearned awards associated with our 2016-2017 LTIP, which do not begin to vest until fiscal 2018.

On a comparative basis, the following table shows total compensation earned for each Named Executive Officer for fiscal 2016 as compared to fiscal 2015. Mr. Walker and Ms. Youssef are excluded from this table due to their terminations of employment.

Named Executive Officer	Fiscal 2016	Fiscal 2015	% Change (1)
David A. Levin	$2,132,001	$2,026,290	5.2%
Peter H. Stratton, Jr.	$594,569	$479,837	23.9%
Kenneth M. Ederle	$709,610	$638,967	11.1%
Robert S. Molloy	$640,964	$574,991	11.5%
Brian S. Reaves	$564,415	$515,288	9.5%

(1)

As discussed above, the increase in compensation for fiscal 2016 as compared to fiscal 2015 was principally due to the overlap of long-term incentives plans, with the grant of unvested awards earned under the 2016 Wrap and the grant of time-based awards under the 2016-2017 LTIP.  Offsetting this increase was the decrease in the percentage payout under the 2016 Annual Incentive Plan (“2016 AIP”) as compared to fiscal 2015.  See “Compensation Components, Fiscal 2016 Compensation Decisions, 2017 Annual Incentive Plan Targets and Long-Term Incentive Program.”  Messrs. Stratton and Molloy also received salary adjustments in fiscal 2016 of 25% and 3%, respectively, to align their base salary with our peer group.

Realizable Pay of CEO

Over the past four years, Mr. Levin has led our transformation to DXL and over that same period we have experienced significant EBITDA growth, which is a key metric for us while investing in our store base with its resulting increased depreciation costs.  The following chart shows our EBITDA growth over the past four years in relation to Mr. Levin’s compensation on both a Total Direct Compensation (“TDC”) basis, as reported in the Summary Compensation Table, and also on a Realized Pay basis.  Realized Pay reflects base salary, cash-based Annual Incentive Compensation and cash-based Long-Term Incentive earned, plus the value realized upon vesting of any Restricted Shares and Options exercised.  Again due to the fact that there was no opportunity to earn any long-term performance-based awards until the end of fiscal 2016, we believe it is more meaningful to analyze Mr. Levin’s compensation over this four-year period, as opposed to using a three-year average.  We believe that Mr. Levin’s compensation has been performance-driven and is in line with our Company’s growth.

Executive Compensation Philosophy and Objectives

Our Compensation Committee is responsible for establishing, implementing and continually monitoring adherence to our compensation philosophy, and ensuring that the total compensation we pay to our executives is fair, reasonable, competitive and consistent with the interests of the Company’s stockholders.  Our Compensation Committee’s compensation guiding principle is to reward our executives for the achievement of our primary business objectives: grow our market share within the Big & Tall retail industry, increase earnings and operating margins, complete the transformation to our DXL format through fiscal 2016 and, ultimately, increase stockholder returns through stock price gains arising from an increase in earnings and operating margins.

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

When reviewing compensation, the Compensation Committee evaluates the pay structure in two primary ways: “total cash compensation” and “total direct compensation.” Total cash compensation consists of an executive’s base salary and annual performance-based cash incentive award, which is tied to our annual performance targets.  Total direct compensation consists of total cash compensation plus target long-term incentive awards.  Our current long-term incentives are designed to reward the achievement of our long-term financial objectives, which we believe is aligned with stockholder returns.

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

What We Do	What We Don’t Do
üFocus on performance-based pay	ûNo guaranteed bonuses
üBalance short-term and long-term incentives	ûNo repricing of underwater options
üUse multiple targets for performance awards	ûNo hedging of Company stock
üCap all incentive awards at 150% payout	ûNo tax gross up on severance payments
üRequire “double-trigger” change-in-control provisions	ûNo active supplemental executive retirement plan
üMaintain a “claw-back” policy in employment agreements
üSeek to mitigate undue risk in compensation plans
üUtilize a compensation consultant
üProvide executives with very limited perquisites

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

Sibson Consulting has worked with the Compensation Committee on updating and revising our current annual incentive and long−term incentive plans, which were most recently updated at the beginning of fiscal 2016.

In May 2017, the Compensation Committee authorized the Company to engage Korn Ferry Hay Group, an independent compensation consultant, to review the base salaries and annual incentive program as it pertains to our Senior Executives.  Because Mr. Levin’s compensation was recently reviewed by Sibson in fiscal 2014, his compensation was not reviewed by Korn Ferry Hay Group.  The Compensation Committee will review recommendations from Korn Ferry Hay Group once their study is complete.

Compensation Setting Process

CEO Compensation.  The Compensation Committee’s overall goal is for CEO total direct compensation, assuming incentive target payout levels, to fall within the median of our peer group.  This guideline may differ, however, depending on an individual’s qualifications, role content and scope, overall responsibility, past performance and experience, the demand for individuals with the executive’s specific expertise, the Company’s achievement of our financial objectives and the CEO’s contribution to such achievement, among other criteria.

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

Our CEO and our Senior Vice President of Human Resources are primarily responsible for determining the compensation paid to our other Named Executive Officers, subject to any input the Compensation Committee may provide.  For benchmarking purposes, several published industry compensation surveys are utilized when determining compensation packages for our other Named Executive Officers.  Through our subscriptions with PayFactors, Salary.com and the National Retail Federation, we have access to the latest compensation data, which includes both base salary and total compensation, inclusive of incentives. While these sites do not identify the specific companies included in the survey, we are able to access information based on industry, size, sales volumes, and regional area, among others. In general, we benchmark compensation against companies in the retail industry which are of similar size, based on comparative sales volumes. As mentioned above, in May 2017, at the request of the Compensation Committee, the Company engaged Korn Ferry Hay Group to complete a review of the base salaries and annual incentive compensation plan for our senior executives other than our CEO.  When recruiting for a senior management position, we will also benchmark against larger or more complex business structures to ensure we attract and retain the best talent to support future growth.  A combination of performance, achievement of goals and survey data, among other criteria, is used to determine each Named Executive Officer’s total direct compensation opportunity.  Like our CEO, our other Named Executive Officers are provided with a competitive base salary within our retail industry and are provided with an opportunity to earn performance awards each year which are primarily driven by our overall financial targets.  See “Compensation Components, Fiscal 2016 Compensation Decisions, 2017 Annual Incentive Plan Targets and Long-Term Incentive Program – Performance–based annual cash incentive plan” and “ – Long-term incentive plans.”

Our Peers

When determining peer companies for use in reviewing and establishing compensation for our Named Executive Officers, we focus primarily on public companies within the specialty retail apparel business with an objective of falling within the median of our peer group with respect to revenue and market capitalization.  In fiscal 2015, three peers were removed and not replaced until fiscal 2016.  In addition, in fiscal 2016 Sport Chalet, Pacific Sunwear and Wet Seal were also removed. In fiscal 2016, we replaced 5 of these peers with the addition of Sportman’s Warehouse, Tilly’s Inc., Boot Barn Holdings, Inc., Blue Nile and Build-A-Bear Workshop, Inc. Accordingly, the companies in the fiscal 2016 peer group are listed below.

•	bebe, inc.	•	Cato Group	•	MarineMax, Inc

•	Big 5 Sporting Goods	•	Christopher & Banks	•	Sportsman’s Warehouse

•	Blue Nile	•	Citi Trends	•	Tilly’s Inc.

•	Boot Barn Holding, Inc.	•	Destination Maternity	•	Zumiez, Inc.

•	The Buckle	•	Hibbett Sports

•	Build-A-Bear Workshop, Inc.	•	Kirkland’s, Inc.

Say-on-Pay Assessment

We carefully prepare this peer group so that, to the best of our ability, we compile a list of peers within the retail apparel industry, which is also important when comparing executive compensation to total shareholder return (“TSR”).  In order to develop an appropriate peer group, the range of revenue and market capitalization may be wider than that used by outside firms, including Institutional Shareholder Services (ISS), but we believe that having peers in the same markets, many with the same brick and mortar/ direct business model that we have, is a more reliable measure of how our stock performs against our peers in our retail apparel industry.  For example, an outside firm may include a company as a peer company that falls within the same Standard & Poor’s GICS code (“Global Industry Classification Standard”) with revenue and market capitalization that may be more in line with ours; however, that company’s business model, business risks, geographic locations, customer base and industry traffic trends have nothing in common with our Company and, as a result, it’s stock performance in relation to executive compensation is not comparable.

In evaluating Say-on-Pay performance, ISS uses Relative Degree of Alignment (RDA) as a measure.   RDA compares the percentile rank of a company’s CEO pay and TSR performance, relative to a comparison group of 12-24 companies selected by ISS on the basis of size, industry (the “GICS” code referred to above), market capitalization, and other factors, generally measured over a three-year period. While the ISS peer group may be appropriate to determine median compensation, relative to revenue and market capitalization, this same peer group is not always appropriate to compare for purposes of RDA.  For example, an internet-only, weight-loss company falls within the same GICS code as us but clearly has a distinctively different business model than we do and would not be affected by the same trends that affect retail apparel.

For illustration purposes, the following chart shows the industry classification under GICS.  ISS chooses its peers for us from the broader “2550 Retailing” industry classification as opposed to the more defined sub-industries of “Apparel Retail” or “Specialty Stores.”   Retailers across the apparel industry have been significantly impacted over the past nine months by not only macroeconomic and political issues but also by a shift in consumer behavior resulting in an overall decrease in traffic and discretionary spending on apparel.  After the 2016 holiday season, many apparel retailers filed bankruptcy or announced restructurings, store closures and liquidations.  As a result, the shareholder returns of the retail apparel industry, as a whole, are down.   In contrast, other types of retailers, such as automotive part retailers, may not be affected by the same trends as apparel retailers.

The following is an excerpt of Standard & Poor’s Industry Classification which shows the broad range of companies that would fall under the generic Retailing GICS that would not necessarily be an appropriate peer for purposes of measuring RDA:

2550 Retailing	255010-Distributors	25501010-Distributors
	255020-Internet & Direct Marketing Retail	25502020-Internet & Direct Marketing Retail
	255030-Multiline Retail	25503010-Department Stores
25503020-General Merchandise Stores
	255040-Specialty Retail	25504010-Apparel Retail
25504020-Computer & Electronics Retail
25504030-Home Improvement Retail
25504040-Specialty Stores
25504050-Automotive Retail
25504060-Homefurnishing Retail

When using our Company-defined peer group to calculate RDA, we would fall within an acceptance range indicating a low area of concern for CEO compensation. Given the current volatile retail environment, where many retailers have been affected by the overall softness in store traffic, we have performed well against our peers in terms of Sales, EBITDA and cash flow growth.  Our 3-year total shareholder return, while down 12.9%, is not outside the range of performance by our peers.  Using a similar presentation to ISS’s RDA model that was used in last year’s ISS Proxy Research Report, below is a chart that plots the annualized 3-year performance and pay rankings for us, as well as our Company-defined peer group, based on publicly-available information.  This chart shows that among our peer group, we fall within the corridor (denoted by gray) of acceptable Pay Rank to Performance Risk.

Relative Pay Rank (using Company-defined Peers)

Say-on-Pay Vote

At our 2011 Annual Meeting, stockholders voted on a non-binding advisory proposal as to the frequency with which we should conduct an advisory vote on executive compensation (a "say-on-pay proposal"). At that meeting, and in accordance with the recommendation of our Board of Directors, 93.5% of votes cast voted for the “one-year” frequency for advisory votes on executive compensation and we have held such vote every year.  At our 2017 Annual Meeting, our stockholders will have another opportunity to vote on the "say-on-pay" frequency proposal.

At our 2016 Annual Meeting, stockholders had an opportunity to cast a non-binding advisory vote on executive compensation as disclosed in the 2016 Proxy Statement. Of the votes cast on the say-on-pay proposal, 88.5% voted in favor of the proposal. The Compensation Committee considered the results of the 2016 advisory vote and believes that it affirms stockholders' support of our approach to executive compensation, namely to align short- and long-term incentives with the Company’s financial performance as we continue to convert to the DXL format. We will continue to consider the outcome of subsequent say-on-pay votes when making future compensation decisions for our executive officers.

Risk Assessment

We believe that our compensation programs do not provide incentives for unnecessary risk taking by our employees. Our employment agreements with each of our Named Executive Officers include a “claw-back” provision that permits us to demand full repayment of all amounts paid to the executive in the event we learn, after the executive’s termination, that the executive could have been terminated for “justifiable cause.”  Our emphasis on performance-based annual and long-term incentive awards is also designed to align executives with preserving and enhancing shareholder value. Based on these considerations, among others, we do not believe that our compensation policies and practices create risks that are likely to have a material adverse effect on our Company.

Compensation Components, Fiscal 2016 Compensation Decisions, 2017 Annual Incentive Plan Targets and Long-Term Incentive Program

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

The primary components of compensation for our Named Executive Officers include base salary (“fixed compensation”) annual performance-based cash incentives and long-term incentives (“at-risk compensation”). The annual weight of each component leads to the following allocation of potential compensation that each executive can earn.

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

Mr. Levin’s total direct compensation was most recently reviewed by Sibson Consulting in May 2014, at which time the Compensation Committee determined no adjustments were needed. The Compensation Committee believes that Mr. Levin’s salary continues to be competitive and within our peer median.

The following is a summary of each Named Executive Officer’s base salary, as of each fiscal year’s annual review:

	Fiscal 2017	Fiscal 2016	% change
David A. Levin (1)	$811,200	$811,200	-
Peter H. Stratton, Jr. (2)	$370,000	$355,000	4%
Kenneth M. Ederle	$390,000	$390,000	-
Robert S. Molloy	$345,000	$345,000	-
Brian S. Reaves	$300,000	$300,000	-
(1)	Mr. Levin has not received an increase in base salary since fiscal 2010. Any increase in total direct or realized compensation has resulted from performance-based incentive programs.
(2)	Mr. Stratton received a salary adjustment of 4% for fiscal 2017 to align his base salary within the 50th percentile of our peer group.

•	Performance-based annual cash incentive plan (AIP)

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

Mr. Levin’s participation in the annual incentive plan is at 100% of his annual salary, whereas our other Named Executive Officers participate at 40% of their respective salaries.

2016 AIP

The metrics for achievement under our 2016 AIP reflected the Company’s primary financial goals of increasing top line revenues while protecting merchandise margin and managing expenses. In addition, sales per square foot and comparable sales from our DXL stores were determined to be key metrics for our long-term profitability.

Our established targets for achieving a payout under the 2016 AIP show the rigor of our incentive compensation plans.   Our sales target of $469.1 million represented an increase of 6.1% from actual sales in fiscal 2015 of $442.2 million, and our EBITDA target of $33.5 million represented a 43.8% increase over actual EBITDA in fiscal 2015.

The 2016 AIP targets approved by the Compensation Committee and actual results against these targets are as follows:

2016 Annual Incentive Plan

	Metric	Award % Attributable to Target	Minimum/Maximum Potential Payout	2016 Target	2016 Actual	Payout %
Target 1	Sales	25.0%	100% payout at set target, with 50% payout at 98.1% of set target and 150% payout at 101.9%.	$469.1 million	$450.3 million	—
Target 2	EBITDA	30.0%	100% payout out at set target, with 50% payout at 91.0% of set target and 150% payout at 108.9%.	$33.5 million	$31.6 million	68.3%
Target 3	Merchandise Margin	15.0%	Target must be achieved for a minimum payout of 100%, with 125% payout at 102.7% of target and 150% of payout at 105% of target.	**	60 basis points above minimum	112.1%
Target 4	DXL Comparable Sales	15.0%	100% payout at set target, with 50% payout at 76.5% of target and 150% of payout at 123.5% of target.	7.7%	2.4%	—
Target 5	DXL Sales per Square Foot	15.0%	100% payout at set target, with 50% payout at 97.7% of target and 150% of payout at 102.3%.	$188	$180	—

** Merchandise margin is a component of gross margin, net of occupancy costs and is not disclosed because we believe it would be a competitive disadvantage to disclose.

These targets were derived from the Company’s operating plan for fiscal 2016 and the Compensation Committee believed that it was possible, within an approximate 50% probability, to meet or exceed each of the targets.  As a result of achieving some of the performance targets for fiscal 2016, as shown above, on March 31, 2017 the Compensation Committee approved a cash bonus payout of 37.3% under the 2016 AIP and the total cash award paid to 110 participants was approximately $1.6 million, with $607,462 of that amount being paid to the Named Executive Officers (including the payments made as severance to the two former executives).  For comparison purposes, the following is the actual amounts earned by our Named Executive Officers under our 2016 AIP and 2015 AIP:

Named Executive Officer	Fiscal 2016 Actual Payout	Fiscal 2015 Actual Payout
David A. Levin	$302,578	$1,012,378
Peter H. Stratton, Jr.	$50,154	$142,272
Kenneth M. Ederle	$58,188	$190,848
Robert S. Molloy	$51,072	$167,232
Brian S. Reaves	$44,760	$149,760
Derrick Walker (1)	$44,760	$149,760
Nancy S. Youssef (1)	$55,950	$-
(1)	Mr. Walker and Ms. Youssef’s employments terminated on January 20, 2017; however, they received the amounts they would have earned under the 2016 AIP as part of their severance.

2017 AIP

For fiscal 2017, we modified the metrics for achievement under the 2017 AIP to mirror our primary objectives of growing our customer base through a revitalized marketing program and maintaining a strong liquidity position by continuing to improve cash flow.  With a substantial number of DXL stores now open, a key area of focus for fiscal 2017 is the growth of our direct business, which has remained relatively constant over the past few years.  In addition, customer acquisition and customer retention are a key objective for fiscal 2017, which, if successful, will also drive sales and EBITDA.  Lastly, in fiscal 2016, we began an inventory optimization project, which has helped us reduce inventory levels and, as it continues into fiscal 2017, we expect to result in improved Free Cash Flow.  With these key objectives in mind, we added direct comparable sales, customer counts and free cash flow as metrics to the 2017 AIP to reward performance on these 2017 goals, but we believe will also benefit long-term growth.

The 2017 AIP financial targets and metrics approved by the Compensation Committee are as follows:

2017 Annual Incentive Plan

	Metric	Award % Attributable to Target	Minimum/Maximum Potential Payout
Target 1	Sales	20.0%	100% payout at set target, with 50% payout at 98.9% of set target and 150% payout at 102.1% of target
Target 2	Adjusted EBITDA	20.0%	100% payout at set target, with 50% payout at 88.9% of set target and 150% payout at 111.1% of target
Target 3	Merchandise Margin	20.0%	Target must be achieved for a minimum payout of 100%, with 125% payout at 102.2% of target and 150% of payout at 104.2% of target.
Target 4	Free Cash Flow	20.0%	100% payout at set target, with 50% payout at 85.7% of target and 150% payout at 114.3% of target
Target 5	Direct comparable sales	10.0%	100% payout at set target, with 50% payout at 65.5% of target and 150% payout at 134.5% of target
Target 6	Customer Counts	10.0%	100% payout at set target, with 50% payout at 99.0%% of target and 150% of payout at 101.0% of target

The Compensation Committee believes that it is possible to meet or exceed the targets set for fiscal 2017. The established targets are intended to be achievable within an approximate 50% probability as a result of executing our operating plan.  The target levels are derived from our annual operating plan and budget for the fiscal year.  The operating plan and budget set forth our internal goals and objectives for our growth and development, and we expect that achieving these goals and objectives will require substantial efforts by the entire Company.  As a result, the likelihood of achieving the 2017 targets reflects the challenges inherent in achieving the goals and objectives in the operating plan and budget.  The Compensation Committee considered the likelihood of achieving the target levels when approving the target amount, including historical achievement by our executive officers.

Assuming we achieve 100% of the above targets for fiscal 2017, we estimate that the total potential payout under the 2017 AIP would be approximately $4.2 million, of which $1.4 million would be paid to our Named Executive Officers as set forth below, and the remaining amount would be paid to the approximately 107 other participants.

Named Executive Officer	Fiscal 2017 Potential Payout at Target
David A. Levin	$811,200
Peter H. Stratton, Jr.	$146,200
Kenneth M. Ederle	$156,000
Robert S. Molloy	$138,000
Brian S. Reaves	$120,000

•	Long-term incentive plans

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

2013-2016 Long-Term Incentive Plan (“LTIP”)

In 2013, the Compensation Committee approved the 2013-2016 LTIP, which was designed for the specific purpose of retaining and rewarding our executives for the efforts required for the Company to transition to the DXL concept, which was originally expected to be four years.  In 2013, each participant was granted an unearned and unvested award equal to four times their annual salary multiplied by their long-term incentive program percentage, which was 100% for the CEO and 70% for our other Named Executive Officers (the “Projected Benefit Obligation”).  This award consisted of a combination of restricted stock, stock options and cash.  Of the total award, 50% is subject to time-based vesting and 50% is subject to performance-based vesting.

The time-vested portion of the award (half of the shares of restricted stock, options and cash) vested in three installments with 20% at the end of fiscal 2014, 40% at the end of fiscal 2015 and the remaining 40% at the end of fiscal 2016.

For the performance-based portion of the award to vest, the Company had to achieve revenue of at least $600 million and an operating margin of not less than 8.0% for the participants to receive 100% vesting of the performance-based portion of the Projected Benefit Amount. If the Company did not meet the performance target at the end of fiscal 2016, but the Company was able to achieve revenue equal to or greater than $510 million at the end of fiscal 2016 and the operating margin was not less than 8.0%, then the participants would receive a pro-rata portion of the performance-based award based on minimum sales of $510 million (50% payout) and $600 million (100% payout).

The targets for the performance-based portion of the awards were based on having an estimated 215 to 230 DXL stores open by the end of fiscal 2015.  At the beginning of fiscal 2014, however, the Board approved a strategic change to slow the timing of the transition, which it expected would improve the Company’s liquidity position during the transition while still achieving a successful rollout, although over a longer time period.  In light of the strategic shift and the reduced number of DXL stores expected to be opened during the rollout, it became clear that the performance component of the 2013-2016 LTIP would most likely not be achievable.  As a result, the participants in the 2013-2016 LTIP would likely have no opportunity to earn any performance-based compensation for four years, during which time we significantly transitioned the Company to the DXL concept.

The Compensation Committee did not want to penalize the participants as a result of this strategic shift.  After consultation with Sibson Consulting, in late 2014, the Compensation Committee established a supplemental plan, the “Wrap-Around Plan,” that existed at the same time as the 2013-2016 LTIP, but was only triggered at the end of fiscal 2016 when there was no payout on the performance component of the 2013-2016 LTIP, as further described below.

Wrap-Around Plan

The Wrap-Around Plan (“2016 Wrap”) was a supplemental, performance-based incentive plan that became effective at the end of fiscal 2016 when the Company did not meet the performance targets set forth above in the 2013-2016 LTIP.  The performance targets under the 2016 Wrap reflected the Company’s forecasted operating results for fiscal 2016 given the revised store roll-out.

Under the 2016 Wrap, if the target performance metrics for fiscal 2016 were met, participants were eligible to receive a payout equal to 80% of the dollar value of the performance-based compensation that they were eligible to receive under the 2013-2016 LTIP.   The following is a summary of the Performance Targets under the 2016 Wrap with actual performance achieved.

Award Metrics	Weight of each Metric	Threshold 50%	Target 80%	Maximum 100%	Actual Performance Achieved
EBITDA	50%	$32.0 million	$39.7 million	$47.6 million	$32.2 million
Sales	50%	$478.2 million	$492.3 million	$506.8 million	$450.3 million

The minimum threshold for the Sales target was not achieved but the Company did achieve its EBITDA target at a payout of 50.6%.  Accordingly, subsequent to year-end, in the first quarter of fiscal 2017, the Compensation Committee of the Board of Directors approved awards totaling $2.3 million, with a grant date of March 20, 2017.  On that date, the Company granted shares of restricted stock, with a fair value of approximately $1.0 million and cash awards totaling approximately $1.3 million.  All awards will vest on the last day of the second quarter of fiscal 2017.

The 2016 Wrap also contained a Share Price Bonus, pursuant to which if the closing price on the date earnings for fiscal 2016 were publicly released were $6.75 or higher, there was a potential to earn a share price bonus of 20% to 30% of the portion of the award to be settled in shares of restricted stock.  Because the stock price of the Company was below $6.75 per share on March 20, 2017, no Share Price Bonus was awarded.

The following table illustrates: (1) the total potential cumulative value to each of the Named Executive Officers over the term of the 2013-2016 LTIP assuming that the Company had been able to achieve the performance targets and, therefore, the 2016 Wrap did not become effective and (2) the actual value of awards earned, based on fair value on the date of grant, under the 2013-2016 LTIP and 2016 Wrap, as a result of the performance targets under the 2016 Wrap being partly achieved:

	Potential Payout under 2013-2016 LTIP (assuming time-based and performance-based targets are met)			Actual Awards Earned under 2013-2016 LTIP (time-based) and Wrap-Around Plan (performance-based)
Named Executive Officer (1)	Value of time-vested awards(cash and equity)	Value of unearned performance-based awards (cash and equity)	Total potential payout under 2013-2016 LTIP	Value of time-vested awards(cash and equity) under 2013-2016 LTIP	Value of performance-based awards under 2013-2016 LTIP	Value of performance-based awards under the Wrap-Around	Total actual payout under 2013-2016 LTIP with Wrap-Around
David A. Levin	$1,622,400	$1,622,400	$3,244,800	$1,622,400	$-	$410,468	$2,032,868
Peter H. Stratton, Jr.	$280,000	$280,000	$560,000	$280,000	$-	$70,840	$350,840
Kenneth M. Ederle	$455,000	$455,000	$910,000	$455,000	$-	$115,116	$570,116
Robert S. Molloy	$455,000	$455,000	$910,000	$455,000	$-	$115,116	$570,116
Brian S. Reaves	$385,000	$385,000	$770,000	$385,000	$-	$97,406	$482,406

(1)	Mr. Walker and Ms. Youssef are not included because they forfeited awards as a result of termination.

New LTIP

On March 15, 2016, with the 2013-2016 LTIP and 2016 Wrap expiring at the end of fiscal 2016, the Compensation Committee approved the Destination XL Group, Inc. Long-Term Incentive Plan, as amended and restated on February 1, 2017 (the “New LTIP”).

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

For each participant, 50% of the Target Cash Value is subject to time-based vesting and 50% is subject to performance-based vesting.  In addition to being subject to forfeiture, the time-vested portion of the award vests in two installments with 50% of the time-vested portion vesting on April 1 following the fiscal year end which marks the end of the applicable Performance

Period and 50% vesting on April 1 the succeeding year. The performance-based vesting is subject to the achievement of the performance target(s) for the applicable Performance Period.   Any performance award granted will vest on August 31 following the end of the applicable Performance Period.  There is no opportunity to earn any performance-based awards in the first year of a performance period.

The Compensation Committee believes that a two-year performance period with a subsequent six-month holding period is appropriate.  While a 3-year performance period may be appropriate in the future, in the near term we believe that setting 2-year performance goals, with a subsequent 6 month vesting, is more meaningful because we are still building our DXL concept, retail and direct, and we are continually adjusting as we learn more about our DXL customers.  In addition, given the current volatile retail apparel environment, we have to be able to react quickly to changes in consumer behavior.  Given the volatility in our industry and  our transition to the DXL concept, we are not comparable to a mature company in a stable industry, and to set long-term metrics beyond a 2-year period would not provide the flexibility the Compensation Committee desires to provide meaningful performance targets. For instance, as discussed below, for the 2016-2017 performance period, we established a Cash-Over-Cash Return metric as a performance goal for fiscal 2017 to reflect the rigorous cash flow hurdle that every store opening has to meet.   In line with our long-term objective to grow our direct business, under the 2017-2018 performance period, we chose a Modified Return on Invested Capital metric to encompass every capital dollar spent, not just capital specific to store growth.

2016-2017 Performance Period

On March 15, 2016, the Compensation Committee established two performance targets for the 2016-2017 Performance Period under the New LTIP (the “2016-2017 LTIP”), each weighted 50%, and further approved that all awards under the 2016-2017 LTIP would be issued in restricted stock units.  The performance targets for fiscal 2017 are:

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

As mentioned above, with the substantial new store growth over the past three years, our depreciation costs have increased sharply, which has a short-term impact on net income (loss) and, therefore, EBITDA was a more meaningful measure to determine how well our DXL concept was performing.  Due to its importance in measuring our performance, there is some overlap between our short-term and long-term metrics as it relates to EBITDA.

2017-2018 Performance Period

On March 31, 2017, the Compensation Committee established two performance targets under the LTIP (the “2017-2018 LTIP”), each weighted 50%.  The performance targets for fiscal 2018 are:

➢	Total Company Comparable Sales and will be measured based on a two-year stack, which is the sum of the Total Company Comparable Sales for fiscal 2017 and fiscal 2018.
➢	Modified ROIC, which is defined as Operating Income divided by Invested Capital (Total Debt plus Stockholders’ Equity and excludes any deduction of Cash).

For the 2017-2018 Performance Period, the metrics selected complement our current initiatives to drive sales through increased customer acquisition and retention.  In addition, as our initial store roll-out is complete, we remain diligent in ensuring that any capital invested in the growth of our DXL brand will meet our expected levels of return.

The Compensation Committee believes that our performance metrics under the LTIPs are rigorous and are established with the expectation that they have a 50% probability of being achieved.  To achieve them will require a great deal of focus and effort, which will benefit shareholders and participants alike.

As with our AIP, we will disclose our targets under these plans once the respective performance period has ended.

The following table illustrates the components of the LTIP with the respective vesting dates, illustrating that the time-based portion of the LTIP is truly a retention tool:

			Vesting of Awards by Fiscal Year:
		% of
Approval date	Performance Period	total award	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020
3/15/2016	2016-2017 LTIP
	Time-Based Awards, vests April 1, subject to forfeiture	50%	0%	0%	50%	50%	0%
	Performance-Based Awards- vests August 31, if achieved	50%			100%

3/31/2017	2017-2018 LTIP
	Time-Based Awards, vests April 1, subject to forfeiture	50%	-	0%	0%	50%	50%
	Performance-Based Awards- vests August 31, if achieved	50%				100%
•	Discretionary Cash and Equity Awards

There were no discretionary cash or equity awards granted to our Named Executive Officers in fiscal 2016.

In particular circumstances, we may utilize cash signing bonuses and equity-based awards when certain employees join the Company.

•	Other Compensation

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

After six months of service with us, all of our employees, including our Named Executive Officers, are eligible to participate in our 401(k) Plan and after one year of employment, are eligible to receive a Company match.  For fiscal 2016, we matched 100% of the first 1% of deferred compensation and 50% of the next 5% (with a maximum contribution of 3.5% of eligible compensation).  Benefits under these plans are not tied to corporate performance.

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

Non-GAAP Financial Measures

The above discussion references non-GAAP measures that we use on a regular basis in order to track the progress of our business. These measures include EBITDA (earnings before interest, taxes, depreciation and amortization) and free cash flow.  We believe these measures provide helpful information with respect to the Company’s operating performance and cash flows.  We believe that the inclusion of these non-GAAP measures is important to assist investors in comparing our Company’s performance from fiscal 2013 to fiscal 2016. In addition, we use EBITDA because it: (i) measures performance over the periods in which executives can have significant impact, (ii) is directly linked to our annual incentive plan and long-term growth plan, and (iii) is a key metric used by management and the Board to assess our operating performance. However, these measures may not be comparable to similar measures used by other companies and should not be considered superior to or as a substitute for operating income (loss), net income (loss) or cash flows from operating activities in accordance with GAAP.

The following is a reconciliation of EBITDA from Net Loss, on a GAAP basis:

(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net loss, on a GAAP basis	$(2.3)	$(8.7)	$(12.3)	$(59.8)
Add back:
Provision for income taxes	(0.2)	(0.3)	(0.2)	(45.7)
Interest Expense	(3.1)	(3.3)	(2.1)	(1.0)
Depreciation and amortization	(30.6)	(28.4)	(24.0)	(20.8)
EBITDA	31.6	23.3	14.1	7.8
Deduct: Income (loss) from discontinuing operations	-		(1.1)	0.5
EBITDA from continuing operations	$31.6	$23.3	$15.2	$7.3

(1)	The net loss for fiscal 2013 includes a charge of $51.3 million to establish a full valuation allowance against our deferred tax assets.

The following is a reconciliation of Free Cash Flow from Cash Flow from Operating Activities:

(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013
Cash flow provided by operating activities GAAP measure)	$35.0	$18.4	$13.8	$24.9
less: capital expenditures	(29.2)	(33.4)	(40.9)	(54.1)
Free cash flow (Non-GAAP measure)	$5.8	$(15.0)	$(27.1)	$(29.2)

COMPENSATION COMMITTEE REPORT

We, the Compensation Committee of the Company, have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on this review and discussion, recommend to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

The Compensation Committee
Willem Mesdag, Chairman*
John E. Kyees *
George T. Porter, Jr.
Ward K. Mooney

* Mr. Mesdag replaced Mr. Porter as Chairman of the Compensation Committee on February 2, 2017.  Mr. Kyees was a member of the Compensation Committee until February 2, 2017 and participated in the review and discussions relating to compensation for fiscal 2016 referred to in the Compensation Discussion and Analysis.

Summary Compensation Table.  The following Summary Compensation Table sets forth certain information regarding compensation paid or accrued by us with respect to our "Named Executive Officers" for fiscal 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1) (2)	Non-Equity Incentive Plan Compensation ($)(1)(3)	All Other Compensation ($)(4)	Total ($)
David A. Levin	2016	$811,200	—	$610,834	$670,052	$39,915	$2,132,001
President and Chief Executive	2015	$811,200	—	—	$1,174,618	$40,472	$2,026,290
Officer	2014	$811,200	—	—	$936,693	$40,470	$1,788,363

Peter H. Stratton, Jr.	2016	$333,462	—	$122,229	$113,574	$25,305	$594,569
Senior Vice President, Chief	2015	$285,000	—	—	$170,272	$24,565	$479,837
Financial Officer and Treasurer	2014	$257,443	—	—	$127,462	$24,347	$409,252

Kenneth M. Ederle	2016	$390,000	—	$136,500	$161,246	$21,864	$709,610
Senior Vice President and Chief	2015	$380,769	—	—	$236,348	$21,850	$638,967
Merchandising Officer -	2014	$343,269	—	—	$172,463	$21,662	$537,394
Planning and Allocation
Robert S. Molloy	2016	$341,923	—	$117,250	$154,130	$27,661	$640,964
Senior Vice President, General	2015	$335,000	—	—	$212,732	$27,259	$574,991
Counsel and Secretary	2014	$332,308	—	—	$163,878	$27,486	$523,672

Brian S. Reaves	2016	$300,000	—	$105,000	$131,963	$27,452	$564,415
Senior Vice President and	2015	$300,000	—	—	$188,260	$27,028	$515,288
Chief Sales Officer	2014	$293,269	—	—	$141,588	$27,219	$462,076

Derrick Walker	2016	$294,231	—	$105,000	$—	$408,891	$808,122
Former Senior Vice President and
Chief Marketing Officer

Nancy S. Youssef	2016	$367,789	—	$131,250	$—	$329,431	$828,470
Former Senior Vice President,
International Business Development
(1)

The amounts reflect the fair value, as of grant date, of awards computed in accordance with FASB ASC Topic 718, and not the actual amounts paid to or realized by the Named Executive Officers during the applicable fiscal year.  Additional information regarding the assumptions used to estimate the fair value of  awards is included in Note A to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

(2)

The amounts shown in the Stock Award column represent the fair value, as of grant date, of (a) time-based restricted stock units (RSUs) granted pursuant to the 2016-2017 LTIP and (b) unvested restricted stock awards (RSAs) related to the partial achievement of performance targets under the 2016 Wrap. See “Grants of Plan-Based Awards” for more information regarding these equity awards.

The fair value associated with the performance-based component of the equity awards granted under the 2016-2017 LTIP is determined based on the probable outcome of the performance conditions as of the service-inception date.  Because the achievement of the performance targets under the 2016-2017 LTIP was not deemed probable as of the service-inception date, no value was attributed to the performance-based portion of these awards.  The following reflects the fair values of the performance-based portion of the 2016-2017 LTIP assuming the highest level of performance conditions will be achieved for each of the Named Executive Officers:

David A. Levin	$608,400
Peter H. Stratton, Jr.	$183,344
Kenneth M. Ederle	$204,750
Robert S. Molloy	$175,875
Brian S. Reaves	$157,500
Derrick Walker	$157,500
Nancy S. Youssef	$196,875

As a result of Mr. Walker and Ms. Youssef’s terminations of employment on January 20, 2017, each received the cash value of $30,287 and $37,897, respectively, for the pro-rata portion of time-based RSUs that would have vested had Mr. Walker and Ms. Youssef been employed as of the first vesting date, the remaining RSUs were forfeited.  These amounts are excluded in the amount of severance reported in the All Other Compensation column.

(3)

Represents cash awards earned under the 2016 AIP, the time-vested cash portion of the 2013-2016 LTIP and the cash portion of the 2016 Wrap.  See “2016 Non-Equity (Cash) Incentive Plan Compensation” below for additional detail.

(4)	See table “All Other Compensation” below for a breakdown of 2016 amounts reflected in this column.

The following table is a supplement to the Summary Compensation Table and provides a breakdown of the non-equity incentive-based awards earned by each Named Executive Officer in fiscal 2016.

2016 Non-Equity (Cash) Incentive Plan Compensation

	2013-2016 Long-Term Incentive Plan (1)	2016 Wrap-Around Plan (2)	Annual Incentive Plan (3)	Totals Non-Equity Incentive Plan Compensation
David A. Levin	$162,240	$205,234	$302,578	$670,052
Peter H. Stratton, Jr.	$28,000	$35,420	$50,154	$113,574
Kenneth M. Ederle	$45,500	$57,558	$58,188	$161,246
Robert S. Molloy	$45,500	$57,558	$51,072	$154,130
Brian S. Reaves	$38,500	$48,703	$44,760	$131,963
Derrick Walker (4)	$—	$—	$—	$—
Nancy S. Youssef (4)	$—	$—	$—	$—

(1)

Each Named Executive Officer, with the exception of Mr. Walker and Ms. Youssef, earned 40% of the time-based portion of the cash award under the 2013-2016 LTIP in fiscal 2016.  Nothing was earned with respect to the performance-based portion of the cash award under the 2013-2016 LTIP in fiscal 2016.  See “Compensation, Discussion and Analysis-Compensation Components, Fiscal 2016 Compensation Decisions, 2017 Annual Incentive Plan Targets and Long-Term Incentive Program-Long-term incentive plans-2013-2016 Long-Term Incentive Plan”

(2)

Under the 2016 Wrap, 50% of any award earned was payable in cash, subject to further vesting through July 29, 2017.  See “Compensation, Discussion and Analysis-Compensation Components, Fiscal 2016 Compensation Decisions, 2017 Annual Incentive Plan Targets and Long-Term Incentive Program-Long-term incentive plans-Wrap-Around Plan.”

(3)

Each Named Executive Officer, with the exception of Mr. Walker and Ms. Youssef, earned a cash bonus under the 2016 AIP. See “Compensation, Discussion and Analysis-Compensation Components, Fiscal 2016 Compensation Decisions, 2017 Annual Incentive Plan Targets and Long-Term Incentive Program” for more information about the payouts under the 2016 AIP.

(4)

As a result of Mr. Walker and Ms. Youssef’s terminations of employment on January 20, 2017, their respective awards under the 2013-2016 LTIP, 2016 Wrap and 2016-2017 LTIP were forfeited. As part of their severance, Mr. Walker and Ms. Youssef received a cash payment which approximated the portion of awards under these programs that would have vested or been earned had they been employed at the end of the fiscal year.

The following table sets forth the components of 2016 All Other Compensation column listed above in the Summary Compensation Table.

Name	Auto Allowance	401(k) Match	Life Insurance Premiums	Long-Term Healthcare Premiums	Supplemental Disability Insurance	Severance		Total Other Compensation
David A. Levin	$10,000	$9,275	$3,874	$6,536	$10,230	$—		$39,915
Peter H. Stratton, Jr.	$8,400	$9,275	$—	$4,370	$3,259	$—		$25,305
Kenneth M. Ederle	$8,400	$9,275	$—	$—	$4,189	$—		$21,864
Robert S. Molloy	$8,400	$9,275	$—	$5,223	$4,763	$—		$27,661
Brian S. Reaves	$8,400	$9,275	$—	$5,108	$4,669	$—		$27,452
Derrick Walker	$8,400	$9,275	$—	$3,744	$3,325	$384,147	(1)	$408,891
Nancy S. Youssef	$8,400	$8,798	$—	$1,937	$2,843	$307,453	(2)	$329,431

(1)

Mr. Walker’s employment was terminated on January 20, 2017.  Severance includes (i) a cash payment of $150,000 to be paid bi-weekly over 6 months, (ii) $3,065 of accrued vacation and (iii) a cash value of $231,082 as payment for amounts he would have earned under the Company’s incentive plans had he been employed at January 29, 2017.  Severance excludes a cash payment of $30,287 for the value of RSUs that vested on a pro-rata basis under the 2017-2018 LTIP.

(2)

Ms. Youssef’s employment was terminated on January 20, 2017.  Severance includes (i) a cash payment of $187,500 to be paid bi-weekly over 6 months, (ii) $17,931 of accrued vacation and (iii) a cash value of $102,022 as payment for amounts she would have earned under the Company’s incentive plans had she been employed at January 29, 2017. Severance excludes a cash payment of $37,897 for the value of RSUs that vested on a pro-rata basis under the 2017-2018 LTIP.

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

In accordance with the terms of their employment agreements, as discussed above, Mr. Walker and Ms. Youssef received a severance equal to six months (including one month of severance in lieu of a notice period) plus accrued vacation.  In addition, each received the cash which was equivalent to the value of awards under the Company’s AIP and LTIP programs that each would have been awarded had they remained employed as of January 29, 2017. In addition, Mr. Walker and Ms. Youssef received a cash payment equal to the value of RSUs that had vested on a pro-rata basis under the 2017-2018 LTIP. The following is a summary of the severance paid to Mr. Walker and Ms. Youssef:

	Severance
	Mr. Walker	Ms. Youssef
Severance - 6 months	$150,000	$187,500
Accrued vacation	3,065	17,931
Cash value for:
AIP 2016	44,760	55,950
LTIP 2013-2016	88,917	23,625
2016 Wrap	97,405	22,447
Total severance per Summary Compensation Table	$384,147	$307,453
Cash value for RSU under 2017-2018 LTIP (1)	30,287	37,897
Total severance	$414,434	$345,350
(1)

The amounts paid for RSUs were excluded from the severance amounts reported in the Summary Compensation Table because the Summary Compensation Table already reflected the total grant-date fair value of the restricted stock units granted in March 2016.  The remaining RSUs were forfeited.

Claw-Back Provision

Our employment agreements contain a “claw-back” provision which provides for remedies in the event we learn, after the executive’s termination by us, other than for “justifiable cause,” that his or her termination could have been terminated for “justifiable cause.”  Pursuant to the employment agreements, an executive shall be required to pay to the Company all amounts paid to the executive other than such portion of an executive’s base salary and reimbursement of expenses accrued through the date of the termination; all vested and unvested awards, as defined therein, held by the executive shall immediately expire; and the executive shall be required to pay to the Company an amount equal to any gains resulting from the exercise or payment of any awards.

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

Grants of Plan-Based Awards.  The following table sets forth certain information with respect to plan-based awards granted to the Named Executive Officers in fiscal 2016.

2016 GRANTS OF PLAN-BASED AWARDS

		Service Inception/	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
	Grant	Approval	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
	Date	Date	($)	($)	($)	($) (1)	($) (1)	($) (1)	(#)	(#)	($ / Sh)	($)

David A. Levin
-2016 AIP (2)	3/15/2016	3/15/2016	$466,440	$811,200	$1,216,800	—	—	—	—	—	—	—
-2016-2017 LTIP (3)	4/14/2016	4/14/2016	—	—	—	$202,800	$405,600	$608,400	78,604	—	—	$405,597
-2016 Wrap (4)	3/20/2017	11/7/2014	$405,600	$648,960	$831,200	$405,600	$648,960	$831,200	—	—	—	—
Peter H. Stratton, Jr.
-2016 AIP (2)	3/15/2016	3/15/2016	$65,550	$134,462	$201,692	—	—	—	—	—	—	—
-2016-2017 LTIP (3)	4/14/2016	4/14/2016	—	—	—	$49,875	$99,750	$149,625	19,331	—	—	$99,748
-2016-2017 LTIP (3)	5/11/2016	5/11/2016	—	—	—	$11,240	$22,479	$33,719	4,644	—	—	$22,477
-2016 Wrap (4)	3/20/2017	11/7/2014	$70,000	$112,000	$140,000	$70,000	$112,000	$140,000	—	—	—	—
Kenneth M. Ederle
-2016 AIP (2)	3/15/2016	3/15/2016	$89,700	$156,000	$234,000	—	—	—	—	—	—	—
-2016-2017 LTIP (3)	4/14/2016	4/14/2016	—	—	—	$68,250	$136,500	$204,750	26,453	—	—	$136,497
-2016 Wrap (4)	3/20/2017	11/7/2014	$113,750	$182,000	$227,500	$113,750	$182,000	$227,500	—	—	—	—
Robert S. Molloy
-2016 AIP (2)	3/15/2016	3/15/2016	$78,731	$136,923	$205,385	—	—	—	—	—	—	—
-2016-2017 LTIP (3)	4/14/2016	4/14/2016	—	—	—	$58,625	$117,250	$175,875	22,722	—	—	$117,246
-2016 Wrap (4)	3/20/2017	11/7/2014	$113,750	$182,000	$227,500	$113,750	$182,000	$227,500	—	—	—	—
Brian S. Reaves
-2016 AIP (2)	3/15/2016	3/15/2016	$69,000	$120,000	$180,000	—	—	—	—	—	—	—
-2016-2017 LTIP (3)	4/14/2016	4/14/2016	—	—	—	$52,500	$105,000	$157,500	20,348	—	—	$104,996
-2016 Wrap (4)	3/20/2017	11/7/2014	$96,250	$154,000	$192,500	96,250	154,000	192,500	—	—	—	—
Derrick Walker (5)
-2016 AIP (5)	3/15/2016	3/15/2016	$69,000	$120,000	$180,000	—	—	—	—	—	—	—
-2016-2017 LTIP (5)	4/14/2016	4/14/2016	—	—	—	$52,500	$105,000	$157,500	20,348			$104,996
Nancy S. Youssef (5)
-2016 AIP (5)	3/15/2016	3/15/2016	$86,250	$150,000	$225,000	—	—	—	—	—	—	—
-2016-2017 LTIP (5)	4/14/2016	4/14/2016	—	—	—	$65,625	$131,249	$196,874	25,436	—	—	$131,250
(1)

Awards under the 2016-2017 LTIP and the 2016 Wrap are denominated in dollars at the time of grant.    See footnote 3 below for additional information on the 2016-2017 LTIP and footnote 4 below for additional information on the 2016 Wrap.

(2)

The threshold, target and maximum payouts for each executive were estimated based on achieving 50%, 100% and 150% of the payout targets under the 2016 AIP.  See “Compensation Components, Fiscal 2016 Compensation Decisions, 2017 Annual Incentive Plan Targets and Long-Term Incentive Program – Performance-based annual cash incentive plan (AIP) –2016 AIP” for more information on the targets set under the 2016 AIP. The respective actual cash payment made to each of the Named Executive Officers under the 2016 AIP is included in the Summary Compensation Table (and the supplemental 2016 Non-Equity (Cash) Incentive Plan Compensation Table) for fiscal 2016.

(3)

On April 14, 2016, the Compensation Committee approved the performance targets for the 2016-2017 LTIP.   The performance-based awards represent 50% of the total potential payout with threshold, target and maximum payouts for each executive estimated based on achieving 50%, 100% and 150% of the payout targets set by the Compensation Committee.  The remaining 50% represents time-based awards for which each executive received RSUs on April 14, 2016.  The RSUs vest in two equal tranches, with the first tranche vesting on April 1, 2018 and the second tranche vesting on April 1, 2019.  Mr. Stratton received a supplemental grant on May 11, 2016 as a result of an increase in his base salary.  See “Compensation Components, Fiscal 2016 Compensation Decisions, 2017 Annual Incentive Plan Targets and Long-Term Incentive Program – Long-term incentive plans – 2016-2017 LTIP” above for more information on the targets set under the 2016-2017 LTIP.

(4)

The 2016 Wrap and its performance targets were only effective if the performance targets under the Company’s 2013-2016 LTIP were not achieved.  Subsequent to fiscal 2016, the Compensation Committee determined that the performance targets under the 2016 Wrap were partially achieved, and each Named Executive Officer received an unvested cash payout and a grant of unvested RSAs which will fully vest on July 29, 2017. See “Compensation Components, Fiscal 2016 Compensation Decisions, 2017 Annual Incentive Plan Targets and Long-Term Incentive Program – Long-term incentive plans –Wrap-Around Plan” above for more information on the 2016 Wrap.  The actual amounts received by each Named Executive Officer under the 2016 Wrap are reflected in the Summary Compensation Table.  Mr. Walker and Ms. Youssef’s employments were terminated prior to the date of grant; however, as discussed above, on July 29, 2017, each will receive a cash payment equal to the value of the cash and equity awards they would have received had they been employed on the date of grant.

(5)	On January 20, 2017, Mr. Walker and Ms. Youssef’s employments were terminated. As a result, their awards under the 2013-2016 LTIP and 2016-2017 LTIP were forfeited.

Outstanding Equity Awards at Fiscal Year-End.  The following table sets forth certain information with respect to outstanding equity awards held by the Named Executive Officers at the end of fiscal 2016.

2016 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)		($)(1)	(#)		($)(1)
David A. Levin	195,942	—	—	$5.04	5/28/2023	—		—	—		—
	—	—	—			78,604	(2)	$259,393	—		—
	—	—	—						85,514	(3)	$282,196
Peter H. Stratton, Jr.	8,587	—	—	$4.19	3/16/2021	—		—	—		—
	33,816	—	—	$5.04	5/28/2023	—		—	—		—
	—	—	—			19,331	(2)	$63,792	—		—
	—	—	—			4,644	(2)	$15,325	—		—
	—	—	—						14,758	(3)	$48,701
Kenneth M. Ederle	10,000	—	—	$7.52	10/22/2017	—		—	—		—
	54,951	—	—	$5.04	5/28/2023	—		—	—		—
	—	—	—			26,453	(2)	$87,295	—		—
	—	—	—						23,982	(3)	$79,141
Robert S. Molloy	20,606	—	—	$3.20	3/19/2020	—		—	—		—
	13,955	—	—	$4.19	3/16/2021	—		—	—		—
	54,951	—	—	$5.04	5/28/2023	—		—	—		—
	—	—	—			22,722	(2)	$74,983	—		—
	—	—	—						23,982	(3)	$79,141
Brian S. Reaves	17,183	—	—	$4.19	3/16/2021	—		—	—		—
	46,496	—	—	$5.04	5/28/2023	—		—	—		—
	—	—	—			20,348	(2)	$67,148	—		—
	—	—	—						20,292	(3)	$66,964
Derrick Walker	50,000	—	—	$3.12	4/20/2017	—		—	—		—
	27,896	—	—	$5.04	4/20/2017	—		—	—		—
Nancy S. Youssef	9,561	—	—	$5.84	4/20/2017	—		—	—		—

(1)	The value of shares was calculated using the closing price of our common stock of $3.30 on January 28, 2017.
(2)

These awards represent RSUs granted on April 14, 2016 in connection with our 2016-2017 LTIP and represent the unvested portion of these time-based awards.  Mr. Stratton received a supplemental grant of RSUs on May 11, 2016 due to an increase in his base salary.

(3)

These awards represent awards earned under the 2016 Wrap as the result of achieving performance targets under the 2016 Wrap, but that were granted subsequent to year-end on March 31, 2017, subject to further vesting through July 31, 2017.

Option Exercises and Stock Vested Table.  The following table sets forth information for the Named Executive Officers with respect to the exercise of option awards and the vesting of stock awards during fiscal 2016. No options were exercised by any Named Executive Officer in fiscal 2016.

2016 OPTION EXERCISES AND STOCK VESTED

	Stock Awards
Name	Number of shares Vested (#)	Value Realized on Vesting ($)(1)
David A. Levin	64,381	$212,457
Peter H. Stratton, Jr.	11,111	$36,666
Kenneth M. Ederle	18,056	$59,585
Robert S. Molloy	18,056	$59,585
Brian S. Reaves	15,278	$50,417
Derrick Walker	—	—
Nancy S. Youssef	3,798	$15,002
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

401(k) Plan

The Company has one defined contribution plan, the Destination XL Group, Inc. 401(k) Savings Plan (the “401(k) Plan”).  Under the 401(k) Plan, the Company offers a qualified automatic contribution arrangement (“QACA”) with the Company matching 100% of the first 1% of deferred compensation and 50% of the next 5% (with a maximum contribution of 3.5% of eligible compensation).  Employees who are 21 years of age or older are eligible to make deferrals after 6 months of employment and are eligible to receive a match from the Company after one year of employment and 1,000 hours.

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

In January 2010, the Company established a Non-Employee Director Stock Purchase Plan to provide a convenient method for its non-employee directors to acquire shares of the Company’s common stock at fair market value by voluntarily electing to receive shares of common stock in lieu of cash for service as a director.  The substance of this plan is now encompassed within the Company’s Third Amendment to the Second Amended and Restated Non-Employee Director Compensation Plan (the “Non-Employee Director Compensation Plan”). There are 500,000 shares authorized for issuance under this plan for the sole purpose of satisfying elections to receive shares of common stock in lieu of cash for service as a director, of which 316,356 shares remain available for future issuances at January 28, 2017.  The Non-Employee Director Compensation Plan is a stand-alone plan and is not a sub-plan under our 2016 Incentive Compensation Plan (the “2016 Plan”).  Accordingly, shares issued under this plan do not reduce the shares available for issuance under the 2016 Plan.

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

For fiscal 2016, our Non-Employee Director Compensation Plan provided that non-employee directors receive an annual retainer of $102,250, which is paid in quarterly installments of $25,562.50.  Each director receives $1,500 for participation in each in-person meeting of the Board and its committees and $750 for participation in each telephonic meeting.  In addition, the Chairmen of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Cybersecurity and Data Privacy Committee receive an annual payment of $10,000, $5,000, $5,000 and $5,000, respectively, which is paid quarterly.  Upon the initial election to the Board, a non-employee director will receive a stock option grant of 15,000 shares under the 2016 Plan.

Each non-employee director is required to receive 50% of his or her annual retainer in equity, in the form of stock options, stock or deferred shares.  Because the Non-Employee Director Compensation Plan is not a shareholder approved plan and the acquisition of equity must be voluntary under NASDAQ rules, we cannot utilize shares under this plan to satisfy this mandated election.  Therefore, in fiscal 2016 any grants of equity to satisfy this required election were issued from the 2006 Plan through its expiration or through the 2016 Plan thereafter.  Any voluntary election of shares, above this 50% retainer requirement, was issued from the Non-Employee Director Compensation Plan. Stock options and deferred shares were issued from either the 2006 Plan or 2016 Plan.

On February 2, 2017, the Board approved the addition of a Lead Independent Director position, if the Chairman of the Board is not independent.  Accordingly, the Board approved the Third Amendment to the Non-Employee Director Compensation Plan to establish the role of a Lead Independent Director with an annual retainer of $18,000, to be paid quarterly. On February 2, 2017, the Board appointed Mr. Kyees as Lead Independent Director.

We believe that our Non-Employee Director Compensation Plan will support our ongoing efforts to attract and retain exceptional directors to provide strategic guidance to our Company.  We believe that the total compensation that our non-employee directors receive is in line with our current peer group.

Director Compensation Table

The following table sets forth the compensation paid to our directors during fiscal 2016.  David A. Levin is not included in the following table as he is a Named Executive Officer and, accordingly, received no compensation for his services as a director.  Compensation earned by Mr. Levin is included above in the “Summary Compensation Table.”

2016 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)
Seymour Holtzman, Executive Chairman	$—	$—	$396,750	(3)	$396,750
Alan S. Bernikow	$108,250	$—	$—		$108,250
Jesse Choper	$124,250	$—	$—		$124,250
John E. Kyees	$117,000	$—	$—		$117,000
Willem Mesdag	$114,250	$—	$—		$114,250
Ward K. Mooney	$109,000	$—	$—		$109,000
George T. Porter, Jr.	$113,250	$—	$—		$113,250
Mitchell S. Presser	$117,000	$—	$—		$117,000
Ivy Ross	$109,750	$—	$5,000	(4)	$114,750

(1)

All non-employee directors are required to receive at least 50% of their annual retainer in the form of equity.  For fiscal 2016, Messrs. Bernikow, Choper, Mooney and Ms. Ross elected to receive 50% of their retainer in unrestricted shares of our common stock and Messrs. Kyees, Mesdag and Porter elected to receive 50% of their retainer in deferred stock.  Mr. Presser elected to receive 100% of his retainer in unrestricted shares of our common stock.  Messrs. Bernikow, Choper, Mesdag, Porter and Ms. Ross elected to receive cash for all meetings.  Mr. Presser elected to receive shares of unrestricted stock for all meetings.  Mr. Kyees elected to receive his fees for meetings in a combination of 50% cash and 50% deferred shares of our common stock and Mr. Mooney elected to receive his fees in a combination of 50% cash and 50% in shares of unrestricted stock.  With the exception of Mr. Presser who elected to receive his payment for committee chair in shares of unrestricted stock, all committee chairs elected to receive their payment in cash.  The number of shares issued as payment for an earned director fee is determined by taking the director fee earned and dividing by the consolidated closing price of our common stock on the grant date.  For quarterly retainer fees, the grant date is the first business day of each respective quarter.  For meetings, the grant date is the last business day of the month in which the meeting occurred and for a director’s re-election to the board, the grant date is the last business day of the month in which such re-election occurs.  Mr. Holtzman did not receive any payment for director meetings.

(2)

There were no Stock Awards or Options Awards to any of the directors for fiscal 2016.  Each director had the following number of stock options outstanding at January 28, 2017:  Mr. Bernikow: 25,000; Mr. Choper: 25,000; Mr. Kyees: 43,648; Mr. Mesdag: 15,000; Mr. Mooney: 25,000; Mr. Porter: 44,136; Mr. Presser: 25,000 and Ms. Ross: 15,000.

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

Subsequent to the end of fiscal 2016, on May 25, 2017, Mr. Holtzman and the Company entered into the First Amendment to the Employment and Chairman Compensation Agreement under which Mr. Holtzman’s annual compensation for his services as Executive Chairman was reduced from $372,750 to $200,000.

If we engage Mr. Holtzman’s services to assist us in a specific and significant corporate transaction or event, the Compensation Committee, at its discretion, has the right to grant Mr. Holtzman a bonus for his additional services.  No such bonus was granted during fiscal 2016.

Section 6.2(A) of our Fourth Amended and Restated By-Laws states that the Chairman of the Board is to preside at all meetings of the Board of Directors and stockholders of the Corporation and perform such other duties and functions as may from time to time be assigned by the Board of Directors.

Compensation Committee Interlocks and Insider Participation

For fiscal 2016, the members of the Compensation Committee were Messrs. Kyees, Mesdag, Mooney and Porter.  Mr. Kyees resigned his position as a member of the Compensation Committee effective February 2, 2017 and his seat was not filled. Persons serving on the Compensation Committee had no relationships with our Company in fiscal 2016 other than their relationship to us as directors entitled to the receipt of standard compensation as directors and members of certain committees of the Board and their relationship to us as beneficial owners of shares of our common stock and options exercisable for shares of common stock. No person serving on the Compensation Committee or on the Board of Directors is an executive officer of another entity for which an executive officer of ours serves on such entity’s board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to persons known to us to be the beneficial owners of more than five percent of the issued and outstanding shares of our common stock as of May 15, 2017.  We were informed that, except as indicated, each person has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)
Red Mountain Capital Partners, LLC	7,862,469	(2)	15.87%
Red Mountain Partners, L.P.
RMCP GP LLC
Red Mountain Capital Management, Inc.
Willem Mesdag
10100 Santa Monica Boulevard, Suite 925
Los Angeles, California 90067

RBC Global Asset Management (U.S.) Inc.	6,399,672	(3)	12.92%
50 South Sixth Street
Suite 2350
Minneapolis, Minnesota 55402

Glenhill Advisors, LLC	5,714,694	(4)	11.53%
Glenn J. Krevlin
Glenhill Capital Advisors, LLC
Glenhill Capital Management, LLC
Glenhill Capital Overseas Master Fund, LP
600 Fifth Avenue, 11th Floor
New York, New York 10020

Seymour Holtzman	4,475,658	(5)	9.03%
100 N. Wilkes Barre Blvd.
Wilkes Barre, Pennsylvania 18702

Prescott Group Capital Management, LLC	3,471,598	(6)	7.01%
1924 South Utica
Suite 1120
Tulsa, Oklahoma 74101-6429

BlackRock, Inc.	2,518,154	(7)	5.08%
55 East 52nd Street New York, New York 10055

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options and warrants held by that person that are currently exercisable, or that become exercisable within 60 days, are deemed outstanding.  Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  Percentage ownership is based on 49,543,425 shares of our common stock outstanding as of May 15, 2017.

(2)

Based on a Form 4, dated May 1, 2017, stating that 7,522,354 shares are held directly by Red Mountain Partners, L.P., a Delaware limited partnership (“RMP”) and the remaining 325,115 shares are held directly by Red Mountain Capital Partners LLC, a Delaware limited liability company (“RMCP LLC”). RMP, RMCP LLC, RMCP GP LLC, a Delaware limited liability company (“RMCP GP”), Red Mountain Capital Management, Inc., a Delaware corporation (“RMCM”), and Willem Mesdag, a natural person and citizen of the United States of America, were the beneficial owners of the 7,862,469 shares of common stock.  RMP has the sole power to vote or direct the vote, and the sole power to disclose or direct the disposition of these shares.  RMCP GP, RMCP LLC, RMCM and Mr. Mesdag may be deemed to control RMP and may be deemed to beneficially own, and to have the power to vote or direct the vote, or dispose or direct the disposition of the these shares beneficially owned by RMP. Mr. Mesdag disclaims beneficial ownership of the shares beneficially owned by RMP, and RMCM disclaims beneficial ownership of all these shares. The shares are held in a margin account.  There are currently no margin borrowings on the account, nor have there ever been, and the shares are not otherwise pledged. The number of shares of common stock in the table includes 15,000 shares subject to stock options exercisable within 60 days and excludes 31,674 shares of deferred stock held directly by Willem Mesdag.

(3)

Based on Amendment No. 8 to Schedule 13G, dated February 10, 2017, stating that RBC Global Asset Management (U.S.) Inc. was the beneficial owner of the number of shares of common stock set forth opposite its name in the table.

(4)

Based on Amendment No. 10 to Schedule 13G, dated February 14, 2017, stating that Glenhill Advisors, LLC, Glenn J. Krevlin, Glenhill Capital Advisors, LLC, Glenhill Capital Management, LLC and Glenhill Capital Overseas Master Fund, LP were the beneficial owners of the number of shares of common stock set forth opposite their names in the table (except that Glenhill Capital Management, LLC indicates beneficial ownership of only 4,697,731 shares and Glenhill Capital Overseas Master Fund, LP indicates beneficial ownership of only 2,903,116 shares). Glenn J. Krevlin is the managing member and control person of Glenhill Advisors, LLC and is the sole shareholder of Krevlin Management, Inc.  Krevlin Management, Inc. is the managing member of Glenhill Capital Advisors, LLC, which is the investment manager of Glenhill Capital Overseas Master Fund, LP, Glenhill Concentrated Long Master Fund LLC, and Glenhill Long Fund, LP, each (along with Mr. Krevlin) a security holder of the Company. Glenhill Advisors, LLC is the managing member of Glenhill Capital Management LLC. Glenhill Capital Management, LLC is the managing member of Glenhill Concentrated Long Master Fund, LLC, and Glenhill Long Fund GP, LLC, and is sole shareholder of Glenhill Capital Overseas GP, Ltd.  Glenhill Capital Overseas GP, Ltd. is the general partner of Glenhill Capital Overseas Master Fund, LP. Glenhill Long GP, LCC is the general partner of Glenhill Long Fund, LP.

(5)	Based on a Form 4, dated April 8, 2013.
(6)

Based on a Form 13F as of March 31, 2017, which stated Prescott Group Capital Management, LLC’s was the beneficial owner of the number of shares of common stock set forth opposite its name in the table.

(7)	Based on Amendment No. 1 to Schedule 13G, dated March 9, 2017, stating that BlackRock, Inc. was the beneficial owner of the number of shares of common stock set forth opposite its name in the table.

Security Ownership of Management

The following table sets forth certain information as of May 15, 2017, with respect to our directors, our Named Executive Officers (as defined above  under “Executive Compensation”) and our directors and executive officers as a group.  Except as indicated, each person has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Title	Number of Shares Beneficially Owned		Percent of Class (1)
Seymour Holtzman	4,475,658		9.03%
Executive Chairman of the Board
David A. Levin	1,339,491	(2)	2.69%
Chief Executive Officer, President and Director
Peter H. Stratton, Jr.	106,744	(3)	*
Senior Vice President, Chief Financial Officer and Treasurer
Kenneth M. Ederle	171,656	(4)	*
Senior Vice President, Chief Merchandising Officer – Planning and Allocation
Robert S. Molloy	228,262	(5)	*
Senior Vice President, General Counsel and Secretary
Brian S. Reaves	125,228	(6)	*
Senior Vice President and Chief Sales Officer
Derrick Walker	76,388		*
Former Senior Vice President, Chief Marketing Officer
Nancy S. Youssef	15,192		*
Former Senior Vice President, International Business Development
John E. Kyees, Lead Independent Director	50,396	(7)	*
Jesse Choper, Director	135,869	(8)	*
Willem Mesdag, Director	7,862,469	(9)	15.87%
Ward K. Mooney, Director	104,272	(8)	*
George T. Porter, Jr., Director	134,551	(10)	*
Mitchell S. Presser, Director	241,556	(8)	*
Ivy Ross, Director	49,590	(11)	*
Directors and executive officers as a group (22 persons)	15,778,238	(12)	31.28%

*	Less than 1%
(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options and warrants held by that person that are currently exercisable, or that become exercisable within 60 days, are deemed outstanding.  Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  Percentage ownership is based on 49,543,425 shares of our common stock outstanding as of May 15, 2017.

(2)	Includes 195,942 shares subject to stock options exercisable within 60 days and 85,514 shares of unvested restricted stock.
(3)	Includes 42,403 shares subject to stock options exercisable within 60 days and 14,758 shares of unvested restricted stock.
(4)	Includes 64,951 shares subject to stock options exercisable within 60 days and 23,982 shares of unvested restricted stock.
(5)	Includes 89,512 shares subject to stock options exercisable within 60 days and 23,982 shares of unvested restricted stock.
(6)	Includes 63,679 shares subject to stock options exercisable within 60 days and 20,292 shares of unvested restricted stock.
(7)	Includes 43,648 shares subject to stock options exercisable within 60 days and excludes 38,820 shares of deferred stock.
(8)	Includes 25,000 shares subject to stock options exercisable within 60 days.
(9)

Includes 15,000 shares subject to stock options exercisable within 60 days and excludes 31,674 shares of deferred stock.  Mr. Mesdag is the president, sole executive officer, sole director and sole shareholder of Red Mountain Capital Management, Inc.  With the exception of the stock options, all shares are held by Red Mountain Partners, L.P., a wholly-owned subsidiary of Red Mountain Capital Management, Inc.  Mr. Mesdag, by virtue of his direct or indirect control of Red Mountain Partners, L.P., is deemed to beneficially own all of the securities reported held by Red Mountain Partners, L.P. The shares are held in a margin account.  There are currently no margin borrowings on the account, nor have there ever been, and the shares are not otherwise pledged.

(10)

Includes 44,136 shares subject to stock options exercisable within 60 days and excludes 29,700 shares of deferred stock held by the George Porter Trust.  Mr. Porter is the trustee of the trust and has all voting and investment rights.

(11)	Includes 15,000 shares subject to stock options exercisable within 60 days.

(12)	Includes 898,417 shares subject to stock options exercisable within 60 days, 315,076 of unvested shares of restricted stock and excludes 100,194 shares of deferred stock.

EQUITY COMPENSATION PLAN INFORMATION

The following is a summary of information with respect to our equity compensation plans as of January 28, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,524,546	$4.98	6,233,824	(3)
Equity compensation plans not approved by security holders (2)	—	—	316,356
Total	2,524,546	$4.98	6,550,180	(3)

(1)

Our 2006 Incentive Compensation Plan (as amended, the “2006 Plan”) expired on July 31, 2016.  At the Company’s 2016 Annual Meeting of Stockholders held August 4, 2016, the stockholders approved the adoption of the 2016 Incentive Compensation Plan (the “2016 Plan”). In addition to the initial share reserve under the 2016 Plan of 5,200,000 shares, the 525,538 shares that remained available under our 2006 Plan were added and became available for issuance under the 2016 Plan on August 4, 2016.  In addition, any shares outstanding under the 2006 Plan at August 4, 2016 that subsequently terminate, expire or are canceled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with options and stock appreciation rights being added back on a 1 to 1 basis and full-value awards being added back on a 1 to1.9 basis.  Accordingly, an additional 588,796 shares were added to share availability under the 2016 Plan during fiscal 2016.  At January 28, 2017, there were 6,233,824 shares available under the 2016 Plan.

Of the 2,524,546 options outstanding at January 28, 2017, approximately 1,059,941 options are subject to the achievement of performance targets.  The respective performance targets for these performance-based stock options were not met in fiscal 2016. Therefore, subsequent to year-end, upon completion of the audited financial statements, all of these performance-based awards were cancelled.  Because these stock options were granted under the 2006 Plan, the shares underlying the stock options were added back and became available for issuance under the 2016 Plan.  See “Compensation Discussion and Analysis- Compensation Components, Fiscal 2016 Compensation Decisions, 2017 Annual Incentive Plan Targets and Long-Term Incentive Programs” for more information.

Of the remaining 1,464,605 options outstanding at January 28, 2017, 1,460,103 were issued from the 2006 Plan.  If any of these options terminate, expire or are cancelled without having been exercised or paid, they will be added back and become available for issuance under the 2016 Plan.

(2)

Pursuant to the Third Amendment to the Second Amended and Restated Non-Employee Director Compensation Plan (“Director Plan”), we have 500,000 shares authorized for stock issuances in lieu of cash director fees, of which 316,356 shares remained available at January 28, 2017.

(3)

Subsequent to the end of fiscal 2016, in March 2017, we granted 434,558 shares of unvested restricted stock awards in connection with the partial achievement of performance targets under the 2016 Wrap-Around Plan. In April 2017, we granted 734,268 time-based restricted stock units in connection with our 2017-2018 LTIP.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Seymour Holtzman/Jewelcor Management, Inc.(JMI)

Seymour Holtzman, the Executive Chairman of the Company’s Board of Directors (the “Board”), is the chairman, chief executive officer and president and, together with his wife, indirectly, the majority shareholder of Jewelcor Management, Inc. (“JMI”).

Pursuant to an Employment and Chairman Compensation Agreement entered into on August 7, 2014,  Mr. Holtzman serves as both an employee of the Company, reporting to the Board, and, in his capacity as Executive Chairman of the Board, with the duties of the Chairman of the Board as set forth in the Company’s Fourth Amended and Restated By-Laws. The initial term of the agreement was for two years. Commencing August 7, 2015, the agreement is automatically extended for an additional one-year term on each anniversary date. Accordingly, the current expiration date of the agreement is August 7, 2018. As compensation for the employment services, Mr. Holtzman receives an annual base salary of $24,000 and, as compensation for his services as Executive Chairman, he receives annual compensation of $372,750.

Subsequent to the end of fiscal 2016, on May 25, 2017, Mr. Holtzman and the Company entered into the First Amendment to the Employment and Chairman Compensation Agreement under which Mr. Holtzman’s annual compensation for his services as Executive Chairman was reduced from $372,750 to $200,000.

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

Director Independence

Our Board of Directors is currently comprised of nine members with one vacancy.  A majority of the members of the Board are “independent” under the rules of the Nasdaq Global Select Market (“Nasdaq”).  The Board has determined that the following directors are independent: Messrs. Choper, Kyees, Mesdag, Mooney, Porter, Presser and Ms. Ross.

Item 14.  Principal Accounting Fees and Services

The Audit Committee engaged KPMG LLP to serve as our independent registered public accounting firm during the fiscal year ended January 28, 2017.  KPMG LLP has served as the Company’s independent registered public accounting firm since June 6, 2013.

Principal Accounting Fees and Services

The following table sets forth the fees accrued or paid to the Company’s independent registered accounting firm for the fiscal years ended January 28, 2017 (“fiscal 2016”) and January 30, 2016 (“fiscal 2015”):

	Fiscal 2016	Fiscal 2015
Audit fees (1)	$784,385	$770,000
Audit-related fees	—	—
Tax fees	—	—
Other fees (2)	1,780	1,650
Total fees	$786,165	$771,650
(1)

Audit fees relate to professional services rendered in connection with the audits of our financial statements included in our Annual Reports on Form 10-K for fiscal 2016 and fiscal 2015, for services performed related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and for reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q.

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

All of the services provided in fiscal 2016 and fiscal 2015 under Audit Fees and Other Fees were pre-approved by the Audit Committee.

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
May 30, 2017

	By:	/s/ DAVID A. LEVIN
David A. Levin President and Chief Executive Officer
/s/ PETER H. STRATTON, JR.
Peter H. Stratton, Jr.
Senior Vice President, Chief Financial Officer and Treasurer