Form 10-K/A
period 2017-01-28
DESTINATION XL GROUP, INC.
filed 2017-06-30
CIK 813298

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

The number of shares of Registrant’s Common Stock outstanding as of June 8, 2017 was 49,265,456.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Annual Report on Form 10−K for the fiscal year ended January 28, 2017 (“Form 10-K”) to correct, due to a calculation error: (i) the table in Compensation, Discussion and Analysis (“CD&A”) that compares compensation for our Named Executive Officers for fiscal 2016 to fiscal 2015; and (ii) the Summary Compensation Table to state accurately the stock awards and total compensation for our Named Executive Officers for fiscal 2016.  The stock awards column of the Summary Compensation Table failed to include the fair value of restricted stock awards granted under the Company’s 2016 Wrap-Around Plan to Messrs. Stratton, Ederle, Molloy and Reaves.  The grants of the awards were discussed in the notes to the Summary Compensation Table and in the CD&A section, and were reflected in the “2016 Grants of Plan-Based Awards” table.  Accordingly, the Company is filing, in its entirety, “Item 11. Executive Compensation”, which was previously filed on Amendment No. 1 to our 10-K on May 30, 2017 to correct these two tables.

Except for the amendments described above, this Form 10−K/A does not modify or update the disclosure in our Form 10−K filed with the Securities and Exchange Commission on March 20, 2017 or our Amendment No.1 to the Form 10-K filed with the Securities and Exchange Commission on May 30, 2017.

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

Named Executive Officer	Fiscal 2016	Fiscal 2015	% Change (1)
David A. Levin	$2,132,001	$2,026,290	5.2%
Peter H. Stratton, Jr.	$629,989	$479,837	31.3%
Kenneth M. Ederle	$767,168	$638,967	20.1%
Robert S. Molloy	$698,522	$574,991	21.5%
Brian S. Reaves	$613,117	$515,288	19.0%
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

What We Do	What We Don’t Do
✓ Focus on performance-based pay	✘ No guaranteed bonuses
✓ Balance short-term and long-term incentives	✘ No repricing of underwater options
✓ Use multiple targets for performance awards	✘ No hedging of Company stock
✓ Cap all incentive awards at 150% payout	✘ No tax gross up on severance payments
✓ Require “double-trigger” change-in-control provisions	✘ No active supplemental executive retirement plan
✓ Maintain a “claw-back” policy in employment agreements
✓ Seek to mitigate undue risk in compensation plans
✓ Utilize a compensation consultant
✓ Provide executives with very limited perquisites

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

Award Metrics	Weight of each Metric	Threshold 50%	Target 80%	Maximum 100%	Actual Performance Achieved
EBITDA*	50%	$32.0 million	$39.7 million	$47.6 million	$32.2 million
Sales	50%	$478.2 million	$492.3 million	$506.8 million	$450.3 million

* EBITDA, as defined in the 2016 Wrap, was calculated prior to any expense incurred in fiscal 2016 for the payout of the 2016 Wrap, in accordance with its definition.

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

The following is a reconciliation of EBITDA from Net Loss, on a GAAP basis:

(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net loss, on a GAAP basis	$(2.3)	$(8.4)	$(12.3)	$(59.8)
Add back:
Provision for income taxes	(0.2)	(0.3)	(0.2)	(45.7)
Interest Expense	(3.1)	(3.0)	(2.1)	(1.0)
Depreciation and amortization	(30.6)	(28.4)	(24.0)	(20.8)
EBITDA	31.6	23.3	14.1	7.8
Deduct: Income (loss) from discontinuing operations	—		(1.1)	0.5
EBITDA from continuing operations	$31.6	$23.3	$15.2	$7.3

(1)	The net loss for fiscal 2013 includes a charge of $51.3 million to establish a full valuation allowance against our deferred tax assets.

The following is a reconciliation of Free Cash Flow from Cash Flow from Operating Activities:

(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013
Cash flow provided by operating activities GAAP measure)	$35.0	$18.4	$13.8	$24.9
less: capital expenditures	(29.2)	(33.4)	(40.9)	(54.1)
Free cash flow (Non-GAAP measure)	$5.8	$(15.0)	$(27.1)	$(29.2)

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1) (2)	Non-Equity Incentive Plan Compensation ($)(1)(3)	All Other Compensation ($)(4)	Total ($)
David A. Levin	2016	$811,200	—	$610,834	$670,052	$39,915	$2,132,001
President and Chief Executive	2015	$811,200	—	—	$1,174,618	$40,472	$2,026,290
Officer	2014	$811,200	—	—	$936,693	$40,470	$1,788,363

Peter H. Stratton, Jr.	2016	$333,462	—	$157,649	$113,574	$25,305	$629,989
Senior Vice President, Chief	2015	$285,000	—	—	$170,272	$24,565	$479,837
Financial Officer and Treasurer	2014	$257,443	—	—	$127,462	$24,347	$409,252

Kenneth M. Ederle	2016	$390,000	—	$194,058	$161,246	$21,864	$767,168
Senior Vice President and Chief	2015	$380,769	—	—	$236,348	$21,850	$638,967
Merchandising Officer -	2014	$343,269	—	—	$172,463	$21,662	$537,394
Planning and Allocation
Robert S. Molloy	2016	$341,923	—	$174,808	$154,130	$27,661	$698,522
Senior Vice President, General	2015	$335,000	—	—	$212,732	$27,259	$574,991
Counsel and Secretary	2014	$332,308	—	—	$163,878	$27,486	$523,672

Brian S. Reaves	2016	$300,000	—	$153,703	$131,963	$27,452	$613,117
Senior Vice President and	2015	$300,000	—	—	$188,260	$27,028	$515,288
Chief Sales Officer	2014	$293,269	—	—	$141,588	$27,219	$462,076

Derrick Walker	2016	$294,231	—	$105,000	$—	$408,891	$808,122
Former Senior Vice President and
Chief Marketing Officer

Nancy S. Youssef	2016	$367,789	—	$131,250	$—	$329,431	$828,470
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

(1)

Mr. Walker’s employment was terminated on January 20, 2017.  Severance includes (i) a cash payment of $150,000 to be paid bi-weekly over 6 months, (ii) $3,065 of accrued vacation and (iii) a cash value of $231,082 as payment for amounts he would have earned under the Company’s incentive plans had he been employed at January 29, 2017.  Severance excludes a cash payment of $30,287 for the value of RSUs that vested on a pro-rata basis under the 2016-2017 LTIP.

(2)

Ms. Youssef’s employment was terminated on January 20, 2017.  Severance includes (i) a cash payment of $187,500 to be paid bi-weekly over 6 months, (ii) $17,931 of accrued vacation and (iii) a cash value of $102,022 as payment for amounts she would have earned under the Company’s incentive plans had she been employed at January 29, 2017. Severance excludes a cash payment of $37,897 for the value of RSUs that vested on a pro-rata basis under the 2016-2017 LTIP.

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

In accordance with the terms of their employment agreements, as discussed above, Mr. Walker and Ms. Youssef received a severance equal to six months (including one month of severance in lieu of a notice period) plus accrued vacation.  In addition, each received the cash which was equivalent to the value of awards under the Company’s AIP and LTIP programs that each would have been awarded had they remained employed as of January 29, 2017. In addition, Mr. Walker and Ms. Youssef received a cash payment equal to the value of RSUs that had vested on a pro-rata basis under the 2016-2017 LTIP. The following is a summary of the severance paid to Mr. Walker and Ms. Youssef:

	Severance
	Mr. Walker	Ms. Youssef
Severance - 6 months	$150,000	$187,500
Accrued vacation	3,065	$17,931
Cash value for:
AIP 2016	44,760	$55,950
LTIP 2013-2016	88,917	$23,624
2016 Wrap	97,405	$22,448
Total severance per Summary Compensation Table	$384,147	$307,453
Cash value for RSU under 2016-2017 LTIP (1)	30,287	$37,897
Total severance	$414,434	$345,350
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
June 30, 2017

	By:	/s/ DAVID A. LEVIN
David A. Levin President and Chief Executive Officer
/s/ PETER H. STRATTON, JR.
Peter H. Stratton, Jr.
Senior Vice President, Chief Financial Officer and Treasurer