Form 10-Q
period 2017-07-29
DESTINATION XL GROUP, INC.
filed 2017-08-24
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2017

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

As of August 15, 2017, the registrant had 48,655,223 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 29, 2017	January 28, 2017
	(Fiscal 2017)	(Fiscal 2016)

ASSETS
Current assets:
Cash and cash equivalents	$6,547	$5,572
Accounts receivable	5,547	7,114
Inventories	112,334	117,446
Prepaid expenses and other current assets	9,951	8,817
Total current assets	134,379	138,949

Property and equipment, net of accumulated depreciation and amortization	120,188	124,347

Other assets:
Intangible assets	2,015	2,228
Other assets	3,790	3,804
Total assets	$260,372	$269,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,758	$6,941
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	31,767	31,258
Accrued expenses and other current liabilities	28,492	31,938
Borrowings under credit facility	53,447	44,097
Total current liabilities	118,929	115,699

Long-term liabilities:
Long-term debt, net of current portion	11,115	12,061
Deferred rent and lease incentives	36,805	35,421
Deferred gain on sale-leaseback, net of current portion	10,991	11,723
Deferred tax liability	222	222
Other long-term liabilities	5,584	5,682
Total long-term liabilities	64,717	65,109

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 61,337,634 and 61,637,164 shares issued at July 29, 2017 and January 28, 2017, respectively	613	616
Additional paid-in capital	306,515	304,466
Treasury stock at cost, 12,755,873 and 10,877,439 shares at July 29, 2017 and January 28, 2017, respectively	(92,658)	(87,977)
Accumulated deficit	(132,363)	(122,567)
Accumulated other comprehensive loss	(5,381)	(6,018)
Total stockholders' equity	76,726	88,520
Total liabilities and stockholders' equity	$260,372	$269,328

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	(Fiscal 2017)	(Fiscal 2016)	(Fiscal 2017)	(Fiscal 2016)

Sales	$121,125	$117,875	$228,754	$225,766
Cost of goods sold including occupancy costs	65,308	63,032	124,249	121,157
Gross profit	55,817	54,843	104,505	104,609

Expenses:
Selling, general and administrative	49,068	46,299	95,236	87,668
Depreciation and amortization	9,621	7,527	17,375	14,869
Total expenses	58,689	53,826	112,611	102,537

Operating income (loss)	(2,872)	1,017	(8,106)	2,072

Interest expense, net	(824)	(783)	(1,626)	(1,567)

Income (loss) before provision for income taxes	(3,696)	234	(9,732)	505
Provision for income taxes	35	35	64	92

Net income (loss)	$(3,731)	$199	$(9,796)	$413

Net income (loss) per share - basic and diluted	$(0.08)	$0.00	$(0.20)	$0.01

Weighted-average number of common shares outstanding:
Basic	48,556	49,531	49,146	49,522
Diluted	48,556	49,953	49,146	49,902

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	(Fiscal 2017)	(Fiscal 2016)	(Fiscal 2017)	(Fiscal 2016)
Net income (loss)	$(3,731)	$199	$(9,796)	$413

Other comprehensive income before taxes:
Foreign currency translation	177	(188)	216	(143)
Pension plans	206	261	421	474
Other comprehensive income before taxes	383	73	637	331
Tax provision related to items of other comprehensive income	—	—	—	—
Other comprehensive income, net of tax	383	73	637	331
Comprehensive income (loss)	$(3,348)	$272	$(9,159)	$744

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at January 28, 2017	61,637	$616	$304,466	(10,877)	$(87,977)	$(122,567)	$(6,018)	$88,520
Board of Directors compensation	58	1	285					286
Stock compensation expense			840					840
Restricted Stock issued, reclass from liability to equity (Note 3)	425	4	916					920
Cancellations of restricted stock, net of issuances	(788)	(8)	8					—
Deferred stock vested	5	—	—					—
Repurchase of common stock				(1,878)	(4,681)			(4,681)
Accumulated other comprehensive income (loss):
Pension plan							421	421
Foreign currency							216	216
Net loss						(9,796)		(9,796)
Balance at July 29, 2017	61,337	$613	$306,515	(12,755)	$(92,658)	$(132,363)	$(5,381)	$76,726

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	July 29, 2017	July 30, 2016
	(Fiscal 2017)	(Fiscal 2016)
Cash flows from operating activities:
Net income (loss)	$(9,796)	$413
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred gain on sale-leaseback	(732)	(733)
Amortization of deferred debt issuance costs	138	139
Depreciation and amortization	17,375	14,869
Deferred taxes, net of valuation allowance	—	26
Stock compensation expense	840	755
Board of Directors stock compensation	286	356

Changes in operating assets and liabilities:
Accounts receivable	1,567	(2,392)
Inventories	5,112	3,707
Prepaid expenses and other current assets	(1,134)	(402)
Other assets	14	(114)
Accounts payable	509	5,368
Deferred rent and lease incentives	1,384	2,849
Accrued expenses and other liabilities	(1,214)	(5,696)
Net cash provided by operating activities	14,349	19,145

Cash flows from investing activities:
Additions to property and equipment, net	(13,775)	(13,841)
Net cash used for investing activities	(13,775)	(13,841)

Cash flows from financing activities:
Repurchase of common stock	(4,681)	—
Principal payments on long-term debt	(4,208)	(3,840)
Net borrowings (repayments) under credit facility	9,290	(870)
Net cash provided by (used for) financing activities	401	(4,710)
Net increase in cash and cash equivalents	975	594
Cash and cash equivalents:
Beginning of period	5,572	5,170
End of period	$6,547	$5,764

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

Segment Information

The Company reports its operations as one reportable segment, Big & Tall Men’s Apparel, which consists of two principal operating segments: its retail business and its direct business. The Company considers its operating segments to be similar in terms of economic characteristics, production processes and operations, and has therefore aggregated them into a single reporting segment, consistent with its omni-channel business approach. The direct operating segment includes the operating results and assets for LivingXL® and ShoesXL®.

Intangibles

At July 29, 2017, the “Casual Male” trademark had a carrying value of $0.4 million and is considered a definite-lived asset. The Company is amortizing the remaining carrying value on an accelerated basis, consistent with projected cash flows through fiscal 2018, its estimated remaining useful life.

The Company’s “Rochester” trademark is considered an indefinite-lived intangible asset and has a carrying value of $1.5 million. During the six months ended July 29, 2017, no event or circumstance occurred which would cause a reduction in the fair value of the Company’s reporting units, requiring interim testing of the Company’s “Rochester” trademark.

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

The fair value of long-term debt is classified within Level 2 of the valuation hierarchy. At July 29, 2017, the fair value approximated the carrying amount based upon terms available to the Company for borrowings with similar arrangements and remaining maturities.

The fair value of indefinite-lived assets, which consists of the Company’s “Rochester” trademark, is measured on a non-recurring basis in connection with the Company’s annual impairment test. The fair value of the trademark is determined using a projected discounted cash flow analysis based on unobservable inputs and is classified within Level 3 of the valuation hierarchy. See Intangibles above.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value because of the short maturity of these instruments.

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income and reclassifications from AOCI for the three and six months ended July 29, 2017 and July 30, 2016, respectively, were as follows:

	July 29, 2017			July 30, 2016
For the three months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of the quarter	$(5,022)	$(742)	$(5,764)	$(5,900)	$(494)	$(6,394)

Other comprehensive income (loss) before reclassifications, net of taxes	25	177	202	61	(188)	(127)

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	181	—	181	200	—	200

Other comprehensive income (loss) for the period	206	177	383	261	(188)	73

Balance at end of quarter	$(4,816)	$(565)	$(5,381)	$(5,639)	$(682)	$(6,321)

	July 29, 2017			July 30, 2016
For the six months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(5,237)	$(781)	$(6,018)	$(6,113)	$(539)	$(6,652)

Other comprehensive income (loss) before reclassifications, net of taxes	85	216	301	122	(143)	(21)

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	336	—	336	352	—	352

Other comprehensive income (loss) for the period	421	216	637	474	(143)	331

Balance at end of quarter	$(4,816)	$(565)	$(5,381)	$(5,639)	$(682)	$(6,321)
(1)

Includes the amortization of the unrecognized loss on pension plans which was charged to “Selling, General and Administrative” Expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $181,000 and $336,000 for the three and six months ended July 29, 2017, respectively, and $200,000 and $352,000 for the three and six months ended July 30, 2016, respectively.  There was no tax benefit for either period.

Revenue Recognition

Revenue from the Company’s retail business is recorded upon purchase of merchandise by customers, net of an allowance for sales returns. Revenue from the Company’s direct business is recognized at the time a customer order is delivered, net of an allowance for sales returns. Store sales are defined as sales that originate and are fulfilled directly at the store level.  E-commerce sales are defined as sales that originate online, including those initiated online at the store level.

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

In the second quarter of fiscal 2017, the Company recorded an impairment charge of $1.7 million for the write-down of property and equipment.  The impairment charge related to a store where the carrying value exceeded fair value.  The fair value of these assets, based on Level 3 inputs, was determined using estimated discounted cash flows.  The impairment charge was included in Depreciation and Amortization on the Consolidated Statement of Operations for the second quarter and first six months of fiscal 2017.  There was no material impairment of assets in the second quarter and first six months of fiscal 2016.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards, and classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this standard during the first quarter of fiscal 2017. The adoption of this standard did not have a material impact on the Company’s provision for income taxes or diluted earnings per share.  The Company has elected to adopt the guidance related to the presentation of excess tax benefits in its Consolidated Statements of Cash Flows on a prospective transition method.  Since there were no excess tax benefits for the six months ended July 29, 2017 or July 30, 2016, this election did not result in a change in presentation on the Consolidated Statement of Cash Flows.  In addition, the Company has elected to continue to estimate forfeitures at each grant.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition,” as well as various other sections of the ASC, such as, but not limited to, ASC 340-20, “Other Assets and Deferred Costs - Capitalized Advertising Costs”. The core principle of ASU 2014-09 is that an entity should recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet). Early adoption is permitted after December 15, 2016. The Company expects to adopt ASU 2014-09 in the first quarter of fiscal 2018 and will not adopt early.  The Company expects it will use the modified retrospective approach as a transition method and is making progress towards completing its assessment of the effect that ASU 2014-09 will have on its Consolidated Financial Statements.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718)”which provides clarity in order to reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted. The Company does not expect the adoption of this pronouncement to have a material impact on its Consolidated Financial Statements.

No other new accounting pronouncements, issued or effective during the first six months of fiscal 2017, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

At July 29, 2017, the Company had outstanding borrowings under the Credit Facility of $53.7 million, before unamortized debt issuance costs of $0.3 million. Outstanding standby letters of credit were $3.3 million and outstanding documentary letters of credit were $0.1 million. Unused excess availability at July 29, 2017 was $43.7 million. Average monthly borrowings outstanding under the Credit Facility during the first six months of fiscal 2017 were $58.6 million, resulting in an average unused excess availability of approximately $46.0 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.  Pursuant to the terms of the Credit Facility, if the Company’s excess availability under the Credit Facility fails to be equal to or greater than the greater of (i) 10% of the Loan Cap (defined in the Credit Facility as the lesser of the revolving credit commitments at such time or the borrowing base at the relevant measurement time) and (ii) $7.5 million, the Company will be required to maintain a minimum consolidated fixed charge coverage ratio of 1.0:1.0 in order to pursue certain transactions, including but not limited to, stock repurchases, payment of dividends and business acquisitions.

Borrowings made pursuant to the Credit Facility will bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% or (c) the annual ICE-LIBOR rate (“LIBOR”) for the respective interest period) plus a varying percentage, based on the Company’s borrowing base, of 0.50%-0.75% for prime-based borrowings and 1.50%-1.75% for LIBOR-based borrowings. The Company is also subject to an unused line fee of 0.25%. At July 29, 2017, the Company’s prime-based interest rate was 4.75%. At July 29, 2017, the Company had approximately $47.0 million of its outstanding borrowings in LIBOR-based contracts with an interest rate of 2.69%. The LIBOR-based contracts expired on August 1, 2017. When a LIBOR-based borrowing expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

The fair value of the amount outstanding under the Credit Facility at July 29, 2017 approximated the carrying value.

Long-Term Debt

Components of long-term debt are as follows:

(in thousands)	July 29, 2017	January 28, 2017
Equipment financing notes	$2,881	$6,589
Term loan, due 2019	12,250	12,750
Less: unamortized debt issuance costs	(258)	(337)
Total long-term debt	14,873	19,002
Less: current portion of long-term debt	3,758	6,941
Long-term debt, net of current portion	$11,115	$12,061

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

Based on the operating results for fiscal 2016, the Company achieved 50.6% of its EBITDA target.  The minimum threshold for the Sales target was not achieved.  Accordingly, subsequent to year-end, in the first quarter of fiscal 2017, the Compensation Committee of the Board of Directors approved awards totaling $2.3 million, with a grant date of March 20, 2017.  On that date, the Company granted shares of restricted stock, with a fair value of approximately $1.0 million and cash awards totaling approximately $1.3 million.  All awards vested on July 28, 2017.

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

All awards granted under both the 2016-2017 LTIP and 2017-2018 LTIP were in restricted stock units (RSUs). Assuming that the Company achieves the performance target at target levels and all time-vested awards vest, the compensation expense associated with the 2016-2017 LTIP and 2017-2018 LTIP is estimated to be approximately $4.0 million and $4.2 million, respectively.  Approximately half of the compensation expense for each plan relates to the time-vested RSUs, which are being expensed over thirty-six months, based on the respective vesting dates. With respect to the performance-based component, RSUs will be granted at the end of the performance period if the performance targets are achieved. Through the end of the second quarter of fiscal 2017, the Company had accrued approximately $0.3 million and $0.1 million in compensation expense related to the potential payout of performance awards under the 2016-2017 LTIP and 2017-2018 LTIP, respectively.

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

2016 Plan

The initial share reserve under the 2016 Plan, including the rollover of 525,538 available shares under our 2006 Plan was 5,725,538 shares of our common stock. A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted.  A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted. In accordance with the terms of the 2016 Plan, any shares outstanding under the 2006 Plan at August 4, 2016 that subsequently terminate, expire or are canceled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with options and stock appreciation rights being added back on a one-for-one basis and full-value awards being added back on a 1 to 1.9 basis. At July 29, 2017, the Company had 6,479,451 shares available under the 2016 Plan.

The 2016 Plan is administered by the Compensation Committee. The Compensation Committee is authorized to make all determinations with respect to amounts and conditions covering awards.  Options are not granted at a price less than fair value on the date of the grant. Except with respect to 5% of the shares available for awards under the 2016 Plan, no award will become exercisable unless such award has been outstanding for a minimum period of one year from its date of grant.

The following tables summarize the share activity and stock option activity for the Company’s 2006 Plan and 2016 Plan, on a combined basis, for the first six months of fiscal 2017:

	Restricted shares	Restricted Stock Units (1)	Deferred shares (2)	Fully-vested shares (3)	Total number of shares	Weighted-average grant-date fair value (4)
Shares
Outstanding non-vested shares at beginning of year	856,332	369,828	64,876	—	1,291,036	$5.09
Shares granted	484,558	782,357	43,467	40,109	1,350,491	$2.72
Shares vested/issued	(430,336)	(9,662)	(5,308)	(40,109)	(485,415)	$2.53
Shares canceled	(857,221)	(23,035)	—	—	(880,256)	$4.98
Outstanding non-vested shares at end of quarter	53,333	1,119,488	103,035	—	1,275,856	$3.60

(1)

Restricted Stock Units (“RSUs”) were primarily granted in connection with the 2017-2018 LTIP.  The RSUs will vest in two tranches with the first 50% vesting on April 1, 2019 and the second 50% vesting on April 1, 2020.

(2)

The 43,467 shares of deferred stock, with a fair value of $121,612, represent compensation to certain directors in lieu of cash, in accordance with their irrevocable elections.  The shares of deferred stock will vest three years from the date of grant or at separation of service, based on the irrevocable election of each director.

(3)

During the first six months of fiscal 2017, the Company granted 40,109 shares of stock, with a fair value of approximately $115,018, to certain directors as compensation in lieu of cash, in accordance with their irrevocable elections. Directors are required to elect 50% of their quarterly retainer in equity.  Any shares in excess of the minimum required election are issued from the Company’s Third Amendment to the Second Amended and Restated Non-Employee Director Compensation Plan (“Non-Employee Director Compensation Plan”).

(4)	The fair value of a restricted share, deferred share and fully-vested share is equal to the Company’s closing stock price on the day immediately preceding the date of grant.

	Number of shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	2,524,546	$4.98		$11,286
Options granted	—	—
Options canceled	(1,147,398)	$4.96
Options exercised	—	—
Outstanding options at end of quarter	1,377,148	$4.97	5.0 years	$-
Options exercisable at end of quarter	1,377,148	$4.97	5.0 years

Valuation Assumptions

For the first six months of fiscal 2017, the Company granted 484,558 shares of restricted stock, 782,357 RSUs and 43,467 shares of deferred stock. For the first six months of fiscal 2016, the Company granted 23,323 shares of deferred stock and 427,874 RSUs. There were no grants of stock options during the first six months of fiscal 2017 and fiscal 2016.

Unless otherwise specified by the Compensation Committee, RSUs, restricted stock and deferred stock are valued using the closing price of the Company’s common stock on the day immediately preceding the date of grant.

Non-Employee Director Compensation Plan

The Company granted 18,054 shares of common stock, with a fair value of approximately $49,428, to certain of its non-employee directors as compensation in lieu of cash in the first six months of fiscal 2017.

Stock Compensation Expense

The Company recognized total stock-based compensation expense of $0.8 million for both the first six months of fiscal 2017 and fiscal 2016.   The total compensation cost related to time-vested stock options, restricted stock and RSU awards not yet recognized as of July 29, 2017 was approximately $2.8 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 24 months.

5. Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the six months ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
(in thousands)
Common Stock Outstanding:
Basic weighted average common shares outstanding	48,556	49,531	49,146	49,522
Common stock equivalents – stock options and restricted stock (1)	—	422	—	380
Diluted weighted average common shares outstanding	48,556	49,953	49,146	49,902

(1)	Common stock equivalents of 345 shares and 166 shares for the three and six months ended July 29, 2017, respectively, were excluded due to the net loss.

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

	For the three months ended		For the six months ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
(in thousands, except exercise prices)
Stock Options (time-vested)	1,377	1,245	1,377	1,245
Restricted Stock Units (time-vested)	1,119	13	1,119	428
Restricted and Deferred Stock	53	7	56	15
Range of exercise prices of such options	$3.16 - $7.52	$4.91 - $7.52	$3.16 - $7.52	$4.91 - $7.52

The above options, which were outstanding at July 29, 2017, expire from October 22, 2017 to January 18, 2027.

There were no performance-based awards outstanding at July 29, 2017. For the second quarter and first six months of fiscal 2016, 941,082 shares of unvested performance-based restricted stock and 1,181,168 performance-based stock options were excluded from the Company’s computation of basic and diluted earnings per share. All outstanding performance-based awards expired unvested in March 2017 as a result of the Company not achieving performance targets in fiscal 2016.

Shares of unvested time-based restricted stock of 53,333 at July 29, 2017 and 374,062 shares at July 30, 2016 were excluded from the computation of basic earnings per share and will continue to be excluded until such shares vest. See Note 3, Long-Term Incentive Plans, for a discussion of the Company’s LTIP plans and equity awards.

All 53,333 shares of restricted stock outstanding at July 29, 2017 are considered issued and outstanding. Each share of restricted stock has all of the rights of a holder of the Company’s common stock, including, but not limited to, the right to vote and the right to receive dividends, which rights are forfeited if the restricted stock is forfeited.

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

Through July 29, 2017, the Company purchased 1,878,434 shares of common stock at an average price of $2.49 per share.  Approximately $7.3 million remains available under the stock repurchase plan.

7. Income Taxes

At July 29, 2017, the Company had total deferred tax assets of approximately $83.9 million, total deferred tax liabilities of $13.5 million and a corresponding valuation allowance of $70.6 million.

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

As of July 29, 2017, the Company had net operating loss carryforwards of $148.7 million for federal income tax purposes and $88.5 million for state income tax purposes that are available to offset future taxable income through fiscal year 2037. Additionally, the Company has alternative minimum tax credit carryforwards of $2.3 million, which are available to further reduce income taxes over an indefinite period. Additionally, the Company has $2.6 million of net operating loss for tax purposes related to the Company’s operations in Canada.

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

The Company’s tax provision for the second quarter and first six months of fiscal 2017 and fiscal 2016 primarily represents current state margin tax and foreign income tax.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to Topic 740, “Income Taxes”, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. The unrecognized tax benefit at July 29, 2017 was $3.0 million. This amount is directly associated with a prior year tax position related to exiting the Company’s direct business in Europe. The amount of unrecognized tax benefit has been presented as a reduction in the reported amounts of its federal and state net operating loss carryforwards. It is the Company’s policy to record interest and penalties on unrecognized tax benefits as income taxes; however, no penalties or interest have been accrued on this liability because the carryforwards have not yet been utilized.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 2001, with remaining fiscal years subject to income tax examination by federal tax authorities.

8. Related Parties

Oliver Walsh was elected as a director at the Company’s Annual Meeting of Stockholders on August 3, 2017. Subsequent to the end of the second quarter of fiscal 2017, on August 17, 2017, Mr. Walsh entered into a temporary consulting agreement with the Company, agreeing to serve as the Company’s Interim Chief Marketing Officer through the Fall and Holiday selling seasons, while the Company searches for a new Chief Marketing Officer.  Pursuant to the terms of the temporary consulting agreement, Mr. Walsh is entitled to receive compensation at a rate of $7,000 per week plus reimbursement for all business and travel expenses.  Because of the related party relationship, the temporary consulting agreement was approved by the Company’s Audit Committee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding cash flows, gross profit margins, marketing costs, selling, general and administrative expenses, store counts, inventory levels, capital expenditures, borrowings, interest costs, sales and earnings expectations for fiscal 2017 and beyond, the expected impact of inventory management improvements on inventory levels and working capital in fiscal 2017, the expected impact of investments in marketing on 2017 sales and longer term impact on customer acquisition and brand awareness, and the anticipated pace and number of store openings and closings in fiscal 2017 and anticipated impact of expanding into Canada or future growth. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report and our audited consolidated financial statements for the year ended January 28, 2017, included in our Annual Report on Form 10-K for the year ended January 28, 2017, as filed with the Securities and Exchange Commission on March 20, 2017 (our “Fiscal 2016 Annual Report”).

Numerous factors could cause our actual results to differ materially from such forward-looking statements. We encourage readers to refer to the “Risk Factors” section in Part I, Item 1A of our Fiscal 2016 Annual Report, that sets forth certain risks and uncertainties that may have an impact on future results and direction of our Company, including, without limitations, risks relating to the execution of our corporate strategy, and our ability to grow our market share, predict customer tastes and fashion trends, forecast sales growth trends, maintain and build our brand awareness and compete successfully in our market.

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big & tall men’s apparel with retail and direct operations in the United States and London, England.  We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL®, Casual Male XL Outlets, Rochester Clothing, ShoesXL® and LivingXL®. At July 29, 2017, we operated 206 Destination XL stores, 14 DXL outlet stores, 84 Casual Male XL retail stores, 33 Casual Male XL outlet stores and 5 Rochester Clothing stores. Our e-commerce site, DestinationXL.com, supports our stores, brands and product extensions.

Unless the context indicates otherwise, all references to “we,” “our,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years which end on February 3, 2018 and January 28, 2017 as “fiscal 2017” and “fiscal 2016,” respectively. Fiscal 2017 is a 53-week period and fiscal 2016 was a 52-week period.

SEGMENT REPORTING

We report our operations as one reportable segment, Big & Tall Men’s Apparel.  We consider our retail and direct (e-commerce) businesses, especially in our growing omni-channel environment, to be similar in terms of economic characteristics, production processes and operations, and have, therefore, aggregated them into a single reporting segment.

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

As we disclosed at the end of fiscal 2016, with over 200 DXL stores open, we have transitioned to one comparable sales figure for the Company which includes stores and our e-commerce business.  We no longer provide comparable store sales on a discrete basis for our DXL format stores.

In addition, our customer’s shopping experience continues to evolve across multiple channels and we are continually changing to meet his needs.  As part of our omni-channel initiatives, the majority of our retail stores have the capability of fulfilling online orders if merchandise is not available in the warehouse.  As a result, we continue to see more transactions that begin online but are ultimately completed at the store level.  Similarly, if a customer visits a store and the item is out of stock, the associate can order the item through our website.  A customer also has the ability to order online and pick-up in store.  Because this omni-channel approach to retailing is changing the boundaries of where a sale originates and where a sale is ultimately settled, we do not report comparable sales separately for our retail and e-commerce businesses.  However, as we invest in building our e-commerce platform, bringing a heightened digital focus to our Company, additional disclosure on our e-commerce growth as it relates to our current initiatives is important.  Beginning in the second quarter of fiscal 2017, we define store sales as sales that originate and are fulfilled directly at the store level.  E-commerce sales are defined as sales that originate online, including those initiated online at the store level.  This reclassification on how we define a store sale from an e-commerce sale had no effect on our previous disclosure or how we report total Company comparable sales.

RESULTS OF OPERATIONS

The following is a summary of results for the second quarter and first six months of fiscal 2017 as compared to the prior year’s second quarter and first six months, including EBITDA, which is a non-GAAP measure. Please see “Non-GAAP Financial Measures” below for a reconciliation of Net Income (Loss) to EBITDA.

	For the three months ended		For the six months ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
(in millions, except per share data)
Net income (loss)	$(3.7)	$0.2	$(9.8)	$0.4
EBITDA (Non-GAAP basis)	$6.7	$8.5	$9.3	$16.9

Per diluted share:
Net income (loss)	$(0.08)	$0.00	$(0.20)	$0.01

Executive Summary

Although sales were below expectations for the second quarter, we did see sequential improvement from our prior two consecutive quarters.  Comparable sales for the second quarter grew 0.1%, which is an improvement from (2.4%) in the fourth quarter of fiscal 2016 and (2.1%) in the first quarter of fiscal 2017.  For the second quarter, we continued to experience a decline in store traffic and an overall weakness across the retail apparel environment.  However, despite this decrease in store traffic, we saw improvements in our sales productivity, with increases in conversion rates, units per transactions and dollars per transaction.

We remain focused on improving brand awareness, driving traffic to our stores and growing our e-commerce business through a robust investment in both traditional and digital marketing programs. With our store base transformation complete, our focus is on building the DXL brand and driving sales to the growing men’s big & tall market through an integrated bricks and mortar and e-commerce strategy.  Through the end of the second quarter, we were ahead of our plan for new customer acquisition.  Continuing to build brand awareness is key to driving customer acquisition and long-term sales growth.  With only 4 out of 10 target customers identifying with our brand, customer acquisition is our top priority this year.  As discussed below under our Fiscal 2017 Outlook, we are planning to increase our marketing spend for fiscal 2017 by approximately $4.0 million to $29.0 million to further enhance our digital marketing initiatives and television ad spend.  We believe that this investment will benefit us in the long-term as we work to strengthen our customer base and build brand awareness.

Despite the difficult retail apparel environment, we are pleased that our merchandise margins remained strong, only decreasing by 10 basis points during the second quarter and remaining flat to fiscal 2016 for the first six months of fiscal 2017.  As discussed below, our initiative to decrease inventory levels by improving timing of inventory receipts and in-stock positions resulted in a $9.0 million decrease in inventory levels as compared to last year’s second quarter and we achieved this with minimal impact to our merchandise margin.

Our net loss for the second quarter of fiscal 2017 was $(3.7) million, or $(0.08) per diluted share, as compared to net income of $0.2 million, or $0.00 per diluted share, for the second quarter of fiscal 2016.  Included in net loss for the second quarter of fiscal 2017 was an impairment charge of approximately $1.7 million, or $0.04 per diluted share, for the write-down of certain store assets and an increase of approximately $1.1 million, or $0.02 per diluted share, in advertising costs.

From a liquidity perspective, our cash flow from operations decreased by $4.8 million to $14.3 million. Free cash flow for the first six months of fiscal 2017 decreased by approximately $4.7 million, as compared to the first six months of fiscal 2016, partly due to an increase in marketing costs of $4.6 million.  For the year, we expect to generate positive free cash flow of $13.0 to $18.0 million, which we plan to use to reduce our outstanding debt while also making opportunistic repurchases of our common stock, pursuant to our stock repurchase program discussed below.  See “Non-GAAP Financial Measures” below for a reconciliation of free cash flow.

In the first six months of fiscal 2017, we opened a total of 15 stores as compared to 12 stores during the same period in fiscal 2016.We also opened two DXL retail stores in Ontario, Canada.  These two stores, which are included in the 15 opened during the first six months, mark our first Company-operated DXL stores located outside of the United States.  We believe that Canada provides a strategic growth opportunity for our DXL brand.

Stock Repurchase Program

As discussed more fully below under “Liquidity and Capital Resources,” in March 2017 our Board of Directors approved a stock repurchase plan, pursuant to which we may purchase up to $12.0 million of our outstanding common stock during fiscal 2017.  During the first six months of fiscal 2017, we repurchased approximately 1.9 million shares at a total cost of approximately $4.7 million.

Inventory Management Review

In fiscal 2016, we began our inventory optimization project in an effort to improve inventory receipt flow and procurement, tightening controls over the number of weeks of supply and refining our in-stock positions by sku level.  We expect these changes to result in a more optimized inventory structure and expect our inventory at the end of fiscal 2017 to be $10.0 to $14.0 million less than fiscal 2016.  This reduction in inventory is expected to improve our working capital position in fiscal 2017. At the end of the second quarter of fiscal 2017, we were ahead of plan having reduced inventory levels by $9.0 million, or a decrease of 7.4%, as compared to the end of the second quarter last year.  We do not believe these changes have jeopardized sales from out-of-stock positions in either our retail stores or in our direct business.

Fiscal 2017 Outlook

Our primary objectives in fiscal 2017 are to grow our customer base, through a revitalized marketing program and digital enhancements, and to maintain a strong liquidity position by continuing to improve cash flow.  We have reinvested in our marketing initiatives to help drive brand awareness, store traffic and our digital presence.  We are increasing marketing expense for fiscal 2017 to approximately $29.0 million, an increase of approximately $4.0 million from previous guidance and an increase of approximately $10.8 million from last year. While we expect this will benefit sales in the second half of fiscal 2017, we strongly believe that this investment in marketing and customer acquisition is important for our long-term growth.  Accordingly, we are updating our guidance as it relates to gross margin, SG&A, EBITDA, earnings and liquidity for fiscal 2017.  We continue to expect to open 19 DXL retail stores and 1 DXL outlet store in fiscal 2017, while closing 16 Casual Male XL retail stores and 3 Casual Male XL outlet stores, the majority of which are in connection with the opening of the DXL retail and outlet stores in the same geographic markets. All DXL store growth for the year will be funded by cash from operations.

For fiscal 2017, our outlook, based on a 53-week year, is as follows:

•	Sales are expected to be in the range from $470.0 million to $480.0 million, with a total company comparable sales increase of 1.0% to 4.0% (unchanged).
•	Gross margin rate of approximately 45.5% to 46.0%, flat to an increase of 50 basis points from fiscal 2016 (a change from previous guidance of 46.0%).
•	SG&A costs, as a percentage of sales, to increase by approximately 230 to 290 basis points (an increase from previous guidance of 150 to 200 basis points).
•

Net loss, on a GAAP basis, of $(11.7) to $(16.7) million, or $(0.24) to $(0.34) per diluted share (a decrease in earnings from previous guidance of $(5.7) to $(11.7) million, or $(0.11) to $(0.23) per diluted share).  This decrease in earnings reflects increased marketing costs of $4.0 million and an impairment charge for certain store assets of $1.7 million.

•	EBITDA of $20.0 to $25.0 million (a decrease from previous guidance of $24.0 to $30.0 million). This decrease in EBITDA reflects increased marketing costs and the $1.7 million impairment charge.
•

Adjusted net loss of $(0.14) to $(0.21) per diluted share (a decrease from previous guidance of $(0.06) to $(0.14) per diluted share).  Because we expect to continue providing a full valuation allowance against our deferred tax assets, we do not expect to recognize any income tax benefit in fiscal 2017. See “Non-GAAP Financial Measures” below for a reconciliation of adjusted net loss.

•

Capital expenditures of approximately $22.0 million, $13.7 million of which will be for new DXL stores and $8.3 million of which will be for infrastructure projects, partially offset by approximately $5.0 million in tenant allowances. We expect to fund our capital expenditures primarily from our operating cash flow (unchanged).

•

At the end of fiscal 2017, we expect cash flow from operating activities of $35.0 million to $40.0 million (including tenant allowances) and positive free cash flow, before DXL capital expenditures of $26.7 million to $31.7 million.  Free cash flow, after DXL capital expenditures, will be approximately $13.0 million to $18.0 million (a decrease from our previous guidance of cash flow from operating activities of activities of $37.0 to $42.0 million, free cash flow, before DXL capital expenditures, of $28.7 million to $33.7 million and free cash flow, after DXL capital expenditures, of $15.0 to $20.0 million).

Financial Summary

Sales

	Second Quarter	First Six Months
	(in millions)
Sales for fiscal 2016	$117.9	$225.8
Less 2016 sales for stores that have closed /converted	(6.8)	(12.8)
	$111.1	$213.0

Increase (decrease) in comparable sales	0.2	(2.0)
Non-comparable sales, primarily DXL stores open less than 13 months	9.4	17.2
Other, net	0.4	0.6
Sales for fiscal 2017	$121.1	$228.8

Total sales for the second quarter of fiscal 2017 increased 2.8% to $121.1 million from $117.9 million from the second quarter of fiscal 2016.  The increase of $3.3 million in total sales was due to non-comparable sales of $9.4 million and a comparable sales increase of $0.2 million, or 0.1%, partially offset by a decrease in sales from closed stores.

For the first six months of fiscal 2017, sales increased $3.0 million, or 1.3%, as compared to the first six months of fiscal 2017.  The increase in sales was primarily due to non-comparable sales of $17.2 million, partially offset by sales from closed stores and a decrease of 0.9%, or $2.0 million, in comparable store sales.

Our end-of-rack customer grew to 46.1% of our bottoms business from 44.6% in the second quarter of fiscal 2016.  Our end-of-rack customer, with a waist size of 46 inches or less, shops 52% more often than our customer with a waist size of 48 inches or more and, on an annual basis, spends twice as much.

As discussed above, with our transformation of our store base complete, we are focused on growing our e-commerce business through an integrated strategy. We are implementing several initiatives to enhance our digital presence and provide our customers with improved functionality and increased touchpoints across all of our e-commerce platforms with the objective of growing and retaining our customer base.  On a trailing twelve-month basis, e-commerce sales as a percentage of net sales were 20.5% at the end of the second quarter of fiscal 2017 as compared to 19.4% at the end of the second quarter of the prior year.

Gross Profit Margin

For the second quarter of fiscal 2017, our gross margin rate, inclusive of occupancy costs, was 46.1% as compared to a gross margin rate of 46.5% for the second quarter of fiscal 2016. Our merchandise margins decreased 10 basis points over the second quarter of last year and occupancy costs increased 30 basis points.  The decrease in merchandise margin was primarily related to an increase in promotional markdowns related to our inventory productivity initiatives as compared to the prior year’s second quarter.  The increase of 30 basis points in occupancy costs is due partly to the timing of store openings during the first six months and also to the deleveraging of occupancy costs to sales.

For the first six months of fiscal 2017, our gross margin rate, inclusive of occupancy costs, was 45.7% as compared to a gross margin rate of 46.3% for the first six months of fiscal 2016.  The decrease of 70 basis points was due to a 70 basis point increase in occupancy costs, primarily due to the timing of earlier store openings during the first six months of fiscal 2017 as compared to fiscal 2016.  On a dollar basis, occupancy costs for the first six months of fiscal 2017 increased approximately 5.6% over the prior year’s first six months, primarily as a result of an increase of 3.3% in total square footage.

Merchandise margins for the first six months of fiscal 2017 were flat with the prior year.  As discussed above, our inventory initiatives have resulted in a 7.4% decrease in inventory levels from a year ago, however, we have been able to successfully maintain a consistent merchandise margin.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A expenses for the second quarter of fiscal 2017 were 40.5% as compared to 39.3% for the second quarter of fiscal 2016. For the first six months of fiscal 2017 SG&A expenses as a percentage of sales were 41.6% as compared to 38.8% for the first six months of fiscal 2016.  On a dollar basis, SG&A increased by $2.8 million and $7.6 million for the second quarter and first six months of fiscal 2017, respectively.  The increase in the second quarter and first six months was principally due to an increase of $1.1 million and $4.6 million, respectively, in advertising expense. As discussed above, we are increasing our investment in our marketing initiatives to help drive brand awareness, store traffic and our digital presence. The remainder of the increase was due to increases in store payroll and other supporting costs associated with a greater DXL store base.

Depreciation and Amortization

Depreciation and amortization for the second quarter of fiscal 2017 increased $2.1 million to $9.6 million as compared to $7.5 million for the second quarter of fiscal 2016.  The increase primarily relates to an impairment charge of $1.7 million taken in the second quarter of fiscal 2017 to write-down certain store assets.  The remainder of the increase was due to the continued store growth associated with our DXL retail and outlet stores.

For the first six months of fiscal 2017, depreciation and amortization was $17.4 million as compared to $14.9 million for the first six months of fiscal 2016.  The increase of $2.5 million includes the $1.7 million impairment charge taken in the second quarter of fiscal 2017.

Interest Expense, Net

Net interest expense for the second quarter and first six months of fiscal 2017 of $0.8 million and $1.6 million, respectively, was relatively flat as compared to the comparable periods of the prior year.  As a result of our inventory initiatives undertaken to improve liquidity, we expect interest costs for fiscal 2017 will be similar to fiscal 2016 levels.

Income Taxes

At July 29, 2017, we had total deferred tax assets of $83.9 million, total deferred tax liabilities of $13.5 million and a corresponding valuation allowance of $70.6 million. The deferred tax assets included approximately $56.8 million of net operating loss carryforwards and approximately $4.9 million of deferred gain on our sale-leaseback and, to a lesser extent, other book/tax timing differences.

At the end of fiscal 2013, we established a full valuation allowance against our deferred tax assets.  Based on our earnings guidance for fiscal 2017, we believe that a full valuation allowance continues to remain appropriate at this time.

Our tax provisions for the second quarter and first six months of fiscal 2017 and fiscal 2016 primarily represent current state margin tax and foreign income tax.

Net Income (Loss)

Results for the second quarter and first six months of fiscal 2017 include an impairment charge of $1.7 million, or $0.04 per diluted share, associated with write-down of store assets.

For the second quarter of fiscal 2017, we had a net loss of $(3.7) million, or $(0.08) per diluted share, compared with net income of $0.2 million, or $0.00 per diluted share, for the second quarter of fiscal 2016. For the first six months of fiscal 2017, we have a net loss of $(9.8) million, or $(0.20) per diluted share, compared with net income of $0.4 million, or $0.01 per diluted share.

On a non-GAAP basis, assuming a normalized tax rate for both periods, adjusted net loss per share for the second quarter and first six months of fiscal 2017 was $(0.05) per diluted share and $(0.12) per diluted shares, respectively, as compared to adjusted net income of $0.00 per diluted share and $0.01 per diluted share for the second quarter and first six months of fiscal 2016.

Inventory

At July 29, 2017, total inventory was $112.3 million compared to $117.4 million at January 28, 2017 and $121.3 million at July 30, 2016. The 7.4% decrease of $9.0 million from July 30, 3016 was due to inventory initiatives implemented in fiscal 2016 to improve timing of receipts and reduce weeks of supply on hand. At July 29, 2017, our clearance inventory represented 7.5% of our total inventory, as compared to 7.7% at July 30, 2016.

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

As discussed below, our capital expenditures for fiscal 2017 are expected to be approximately $22.0 million, primarily related to the planned opening of approximately 19 new DXL retail and 1 outlet stores and information technology projects. However, we expect to receive approximately $5.0 million in tenant allowances to offset these capital expenditures. We expect to fund this store growth and stock repurchase program in fiscal 2017 primarily through cash flow from operations, with periodic borrowings from our Credit Facility. We currently believe that our existing cash generated by operations together with our Credit Facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements.

For fiscal 2017, we expect cash flow from operating activities of $35.0 million to $40.0 million (including tenant allowances), and positive free cash flow of $13.0 to $18.0 million that will be used to reduce outstanding debt and purchase shares of the Company’s common stock as part of its stock repurchase program.

For the first six months of fiscal 2017, free cash flow decreased by $4.7 million to $0.6 million from $5.3 million for the first six months of fiscal 2016. This decrease in free cash flow was due to a decrease in earnings, primarily due to the $4.6 million increase in marketing expense as compared to the prior year.

The following is a summary of our total debt outstanding at July 29, 2017 with the associated unamortized debt issuance costs:

(in thousands)	Gross Debt Outstanding	Less Debt Issuance Costs	Net Debt Outstanding
Credit facility	$53,724	$(277)	$53,447
Equipment financing notes	2,881	(16)	2,865
Term loan, due 2019	12,250	(242)	12,008
Total debt	$68,855	$(535)	$68,320

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

We had outstanding borrowings of $53.7 million under the Credit Facility at July 29, 2017. At July 29, 2017, outstanding standby letters of credit were $3.3 million and outstanding documentary letters of credit were $0.1 million.  The average monthly borrowing outstanding under the Credit Facility during the first six months ended July 29, 2017 was approximately $58.6 million, resulting in an average unused excess availability of approximately $46.0 million. Unused excess availability at July 29, 2017 was $43.7 million. Our obligations under the Credit Facility are secured by a lien on substantially all of our assets, excluding (i) a first priority lien held by the lenders of the Term Loan Facility on certain of our equipment described below and (ii) intellectual property.

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

Capital Expenditures

The following table sets forth the open stores and related square footage at July 29, 2017 and July 30, 2016, respectively:

	July 29, 2017		July 30, 2016
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	206	1,630	176	1,432
DXL Outlets	14	72	11	56
Casual Male XL Retail	84	291	117	416
Casual Male Outlets	33	104	39	123
Rochester Clothing	5	51	5	51
Total Stores	342	2,148	348	2,078

Below is a summary of store openings and closings from January 28, 2017 to July 29, 2017:

Number of Stores:	DXL	DXL Outlets	Casual Male XL Retail	Casual Male XL Outlets	Rochester Clothing	Total Stores
At January 28, 2017	192	13	97	36	5	343
New stores(1)	6	—	—	—	—	6
Replaced stores(2)	8	1	(10)	(3)	—	(4)
Closed retail stores(3)	—	—	(3)	—	—	(3)
At July 29, 2017	206	14	84	33	5	342
(1)	Represents stores opened in new markets, including 2 stores located in Ontario, Canada.
(2)

Represents the total number of DXL stores opened in existing markets with the corresponding total number of Casual Male XL stores and/or Rochester Clothing stores closed in such markets in connection with those DXL store openings.

(3)	Represents closed stores for which there were no corresponding openings of a DXL store in the same market.

Our capital expenditures were $13.8 million for both the first six months of fiscal 2017 and fiscal 2016. We have opened 14 DXL retail stores and 1 DXL outlets during the first six months of fiscal 2017 as compared to 10 DXL retail stores and 2 DXL outlets for the first six months of fiscal 2016.

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

Adjusted net income (loss) and adjusted net income (loss) per diluted share. The above discussion includes an adjusted net income (loss) for the second quarter and first six months of fiscal 2017 and fiscal 2016 on a non-GAAP basis, which reflected an adjustment assuming a normal tax rate of 40%. We have fully reserved against our deferred tax assets and, therefore, net loss is not reflective of earnings assuming a “normal” tax position.  Adjusted net income (loss) provides investors with a useful indication of the financial performance of the business, on a comparative basis, assuming a normalized effective tax rate of 40%.

The following is a reconciliation of net income (loss) to adjusted net income (loss), assuming a normal tax rate of 40% for the first six months of fiscal 2017 and fiscal 2016:

	For the three months ended				For the six months ended
	July 29, 2017		July 30, 2016		July 29, 2017		July 30, 2016
	$	Per diluted share	$	Per diluted share	$	Per diluted share	$	Per diluted share
(in thousands, except per share data)
Net income (loss) (GAAP basis)	$(3,731)	$(0.08)	$199	$0.00	$(9,796)	$(0.20)	$413	$0.01

Add back: Actual income tax provision	35		35		64		92
Income tax (provision) benefit, assuming
a normal tax rate of 40%	1,478		(94)		3,893		(202)

Adjusted net income (loss) (non-GAAP basis)	$(2,218)	$(0.05)	$140	$0.00	$(5,839)	$(0.12)	$303	$0.01

Weighted average number of common shares
outstanding on a diluted basis		48,556		49,953		49,146		49,902

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

The following table reconciles free cash flow and free cash flow before DXL capital expenditures:

	For the six months ended
(in millions)	July 29, 2017	July 30, 2016
Cash flow from operating activities (GAAP basis)(1)	$14.3	$19.1
Capital expenditures, infrastructure projects	(3.6)	(4.1)
Free Cash Flow, before DXL capital expenditures	$10.8	$15.0
Capital expenditures for DXL stores	(10.2)	(9.7)
Free Cash Flow (non-GAAP basis)	$0.6	$5.3

(1)	Cash flow from operating activities includes lease incentives received against our capital expenditures.

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

The following table is a reconciliation of net income (loss) to EBITDA:

	For the three months ended		For the six months ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
(in millions)
Net income (loss) (GAAP basis)	$(3.7)	$0.2	$(9.8)	$0.4
Add back:
Provision for income taxes	0.0	0.0	0.1	0.1
Interest expense	0.8	0.8	1.6	1.6
Depreciation and amortization	9.6	7.5	17.4	14.9
EBITDA (non-GAAP basis)	$6.7	$8.5	$9.3	$16.9

Fiscal 2017 Outlook - GAAP to Non-GAAP Reconciliations.

The following table is a reconciliation of non-GAAP measures used in our Fiscal 2017 Outlook:

	Projected
	Fiscal 2017
(in millions, except per share data)		per diluted share
Net loss (GAAP basis)	$(11.7)-$(16.7)
Add back:
Provision for income taxes	0.1
Interest expense	3.0
Depreciation and amortization	33.7
EBITDA (non-GAAP basis)	$20.0-$25.0

Net loss (GAAP basis)	$(11.7)-$(16.7)	$(0.24)-$(0.34)
Income tax benefit, assuming 40% rate	$4.7-$6.7	$0.10-$0.13
Adjusted net loss (non-GAAP basis)	$(7.0)-$(10.0)	$(0.14)-$(0.21)
Weighted average common shares outstanding - diluted	48.5

Cash flow from operating activities (GAAP basis)	$35.0-$40.0
Capital expenditures, infrastructure projects	(8.3)
Free Cash Flow, before DXL capital expenditures (non-GAAP basis)	$26.7-$31.7
Capital expenditures for DXL stores	(13.7)
Free Cash Flow (non-GAAP basis)	$13.0-$18.0

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires October 29, 2019, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At July 29, 2017, the interest rate on our prime based borrowings was 4.75%. At July 29, 2017, approximately $47.0 million of our outstanding borrowings were in LIBOR contracts with an interest rate of 2.69%.  At July 29, 2017, we also had $12.3 million outstanding under a term loan, which bears interest at a variable rate based on one-month LIBOR rates plus 6.5%.

Based upon a sensitivity analysis as of July 29, 2017, assuming average outstanding borrowing during the first six months of fiscal 2017 of $58.6 million under our Credit Facility and $12.3 million outstanding under our term loan, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $354,500 on an annualized basis.

Foreign Currency

Our Rochester Clothing store located in London, England conducts business in British pounds and our two DXL stores located in Ontario, Canada conduct business in Canadian dollars. As of July 29, 2017, sales from these stores were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse effect on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 29, 2017. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 29, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended July 29, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that the resolution of these matters will not have a material adverse impact on our future results of operations or financial position.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our Fiscal 2016 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase activity during the three months ended July 29, 2017 was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (1)

April 30, 2017 to May 27, 2017	492,157	$2.31	492,157	$9,039,264
May 28, 2017 to July 1, 2017	637,850	$2.41	637,850	$7,503,644
July 2, 2017 to July 29, 2017	79,080	$2.33	79,080	$7,319,343
Total	1,209,087	$2.36	1,209,087	$7,319,343

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

All shares purchased during the second quarter of fiscal 2017 were open market transactions.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: August 24, 2017	By:	/S/ John F. Cooney
John F. Cooney
Vice President, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)