Form 10-Q
period 2017-10-28
DESTINATION XL GROUP, INC.
filed 2017-11-17
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 01-34219

DESTINATION XL GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2623104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
555 Turnpike Street Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

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

As of November 10, 2017, the registrant had 48,686,513 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 28, 2017	January 28, 2017
	(Fiscal 2017)	(Fiscal 2016)

ASSETS
Current assets:
Cash and cash equivalents	$5,791	$5,572
Accounts receivable	4,232	7,114
Inventories	119,878	117,446
Prepaid expenses and other current assets	11,747	8,817
Total current assets	141,648	138,949

Property and equipment, net of accumulated depreciation and amortization	116,126	124,347

Other assets:
Intangible assets	1,923	2,228
Other assets	3,955	3,804
Total assets	$263,652	$269,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,296	$6,941
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	32,750	31,258
Accrued expenses and other current liabilities	24,616	31,938
Borrowings under credit facility	68,198	44,097
Total current liabilities	129,325	115,699

Long-term liabilities:
Long-term debt, net of current portion	10,892	12,061
Deferred rent and lease incentives	36,075	35,421
Deferred gain on sale-leaseback, net of current portion	10,624	11,723
Deferred tax liability	222	222
Other long-term liabilities	4,735	5,682
Total long-term liabilities	62,548	65,109

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 61,426,351 and 61,637,164 shares issued at October 28, 2017 and January 28, 2017, respectively	614	616
Additional paid-in capital	307,115	304,466
Treasury stock at cost, 12,755,873 and 10,877,439 shares at October 28, 2017 and January 28, 2017, respectively	(92,658)	(87,977)
Accumulated deficit	(138,069)	(122,567)
Accumulated other comprehensive loss	(5,223)	(6,018)
Total stockholders' equity	71,779	88,520
Total liabilities and stockholders' equity	$263,652	$269,328

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
	(Fiscal 2017)	(Fiscal 2016)	(Fiscal 2017)	(Fiscal 2016)

Sales	$103,700	$101,871	$332,454	$327,637
Cost of goods sold including occupancy costs	58,887	56,633	183,136	177,790
Gross profit	44,813	45,238	149,318	149,847

Expenses:
Selling, general and administrative	41,968	41,383	137,204	129,051
Depreciation and amortization	7,680	7,494	25,055	22,363
Total expenses	49,648	48,877	162,259	151,414

Operating loss	(4,835)	(3,639)	(12,941)	(1,567)

Interest expense, net	(871)	(779)	(2,497)	(2,346)

Loss before provision for income taxes	(5,706)	(4,418)	(15,438)	(3,913)
Provision for income taxes	-	34	64	126

Net loss	$(5,706)	$(4,452)	$(15,502)	$(4,039)

Net loss per share - basic and diluted	$(0.12)	$(0.09)	$(0.32)	$(0.08)

Weighted-average number of common shares outstanding:
Basic	48,607	49,552	48,966	49,532
Diluted	48,607	49,552	48,966	49,532

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
	(Fiscal 2017)	(Fiscal 2016)	(Fiscal 2017)	(Fiscal 2016)
Net loss	$(5,706)	$(4,452)	$(15,502)	$(4,039)

Other comprehensive income before taxes:
Foreign currency translation	(52)	(176)	164	(319)
Pension plans	210	237	631	711
Other comprehensive income before taxes	158	61	795	392
Tax provision related to items of other comprehensive income	—	—	—	—
Other comprehensive income, net of tax	158	61	795	392
Comprehensive loss	$(5,548)	$(4,391)	$(14,707)	$(3,647)

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at January 28, 2017	61,637	$616	$304,466	(10,877)	$(87,977)	$(122,567)	$(6,018)	$88,520
Board of Directors compensation	96	1	420					421
Stock compensation expense			1,306					1,306
Restricted Stock issued, reclass from liability to equity (Note 3)	425	4	916					920
Cancellations of restricted stock, net of issuances	(777)	(8)	8					—
Deferred stock vested	45	1	(1)					—
Repurchase of common stock				(1,878)	(4,681)			(4,681)
Accumulated other comprehensive income (loss):
Pension plan							631	631
Foreign currency							164	164
Net loss						(15,502)		(15,502)
Balance at October 28, 2017	61,426	$614	$307,115	(12,755)	$(92,658)	$(138,069)	$(5,223)	$71,779

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	October 28, 2017	October 29, 2016
	(Fiscal 2017)	(Fiscal 2016)
Cash flows from operating activities:
Net loss	$(15,502)	$(4,039)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred gain on sale-leaseback	(1,099)	(1,099)
Amortization of deferred debt issuance costs	206	208
Depreciation and amortization	25,055	22,363
Deferred taxes, net of valuation allowance	—	26
Stock compensation expense	1,306	1,076
Board of Directors stock compensation	421	362

Changes in operating assets and liabilities:
Accounts receivable	2,882	(3,642)
Inventories	(2,432)	(3,167)
Prepaid expenses and other current assets	(2,930)	(705)
Other assets	(151)	(376)
Accounts payable	1,492	(972)
Deferred rent and lease incentives	654	3,976
Accrued expenses and other liabilities	(4,654)	(5,959)
Net cash provided by operating activities	5,248	8,052

Cash flows from investing activities:
Additions to property and equipment, net	(18,429)	(21,799)
Net cash used for investing activities	(18,429)	(21,799)

Cash flows from financing activities:
Repurchase of common stock	(4,681)	—
Principal payments on long-term debt	(5,930)	(5,363)
Net borrowings under credit facility	24,011	20,284
Net cash provided by financing activities	13,400	14,921
Net increase in cash and cash equivalents	219	1,174
Cash and cash equivalents:
Beginning of period	5,572	5,170
End of period	$5,791	$6,344

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

Intangibles

At October 28, 2017, the “Casual Male” trademark had a carrying value of $0.4 million and is considered a definite-lived asset. The Company is amortizing the remaining carrying value on an accelerated basis, consistent with projected cash flows through fiscal 2018, its estimated remaining useful life.

The Company’s “Rochester” trademark is considered an indefinite-lived intangible asset and has a carrying value of $1.5 million. During the nine months ended October 28, 2017, no event or circumstance occurred which would cause a reduction in the fair value of the Company’s reporting units, requiring interim testing of the Company’s “Rochester” trademark.

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

The fair value of long-term debt is classified within Level 2 of the valuation hierarchy. At October 28, 2017, the fair value approximated the carrying amount based upon terms available to the Company for borrowings with similar arrangements and remaining maturities.

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

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income and reclassifications from AOCI for the three and nine months ended October 28, 2017 and October 29, 2016, respectively, were as follows:

	October 28, 2017			October 29, 2016
For the three months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of the quarter	$(4,816)	$(565)	$(5,381)	$(5,639)	$(682)	$(6,321)

Other comprehensive income (loss) before reclassifications, net of taxes	43	(52)	(9)	61	(176)	(115)

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	167	—	167	176	—	176

Other comprehensive income (loss) for the period	210	(52)	158	237	(176)	61

Balance at end of quarter	$(4,606)	$(617)	$(5,223)	$(5,402)	$(858)	$(6,260)

	October 28, 2017			October 29, 2016
For the nine months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(5,237)	$(781)	$(6,018)	$(6,113)	$(539)	$(6,652)

Other comprehensive income (loss) before reclassifications, net of taxes	128	164	292	183	(319)	(136)

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	503	—	503	528	—	528

Other comprehensive income (loss) for the period	631	164	795	711	(319)	392

Balance at end of quarter	$(4,606)	$(617)	$(5,223)	$(5,402)	$(858)	$(6,260)
(1)

Includes the amortization of the unrecognized loss on pension plans which was charged to “Selling, General and Administrative” Expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $167,000 and $503,000 for the three and nine months ended October 28, 2017, respectively, and $176,000 and $528,000 for the three and nine months ended October 29, 2016, respectively.  There was no tax benefit for any period.

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

In the second quarter of fiscal 2017, the Company recorded an impairment charge of $1.7 million for the write-down of property and equipment.  The impairment charge related to a store where the carrying value exceeded fair value.  The fair value of these assets, based on Level 3 inputs, was determined using estimated discounted cash flows.  The impairment charge was included in Depreciation and Amortization on the Consolidated Statement of Operations for the nine months ended October 28, 2017.  There was no material impairment of assets in the third quarter of fiscal 2017 or in the first nine months of fiscal 2016.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards, and classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this standard during the first quarter of fiscal 2017. The adoption of this standard did not have a material impact on the Company’s provision for income taxes or diluted earnings per share.  The Company has elected to adopt the guidance related to the presentation of excess tax benefits in its Consolidated Statements of Cash Flows on a prospective transition method.  Since there were no excess tax benefits for the nine months ended October 28, 2017 or October 29, 2016, this election did not result in a change in presentation on the Consolidated Statement of Cash Flows.  In addition, the Company has elected to continue to estimate forfeitures at each grant.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition,” as well as various other sections of the ASC, such as, but not limited to, ASC 340-20, “Other Assets and Deferred Costs - Capitalized Advertising Costs”. The core principle of ASU 2014-09 is that an entity should recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet). Early adoption is permitted after December 15, 2016. The Company expects to adopt ASU 2014-09 in the first quarter of fiscal 2018, using the modified retrospective approach as a transition method.   The Company is continuing to evaluate the impact that ASU 2014-09 will have on its Consolidated Financial Statements and its disclosures, particularly as it relates to the Company’s revenue recognition policies and internal controls for gift card breakage, loyalty award program and estimates for sales returns.  Based on these efforts, the Company currently anticipates that the performance obligations underlying its core revenue stream and the timing of recognition therefore, will remain substantially unchanged.  The Company expects that ASU 2014-09 will require additional disclosure, but does not expect the adoption to have a material impact on its Consolidated Financial Statements.

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

No other new accounting pronouncements, issued or effective during the first nine months of fiscal 2017, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

At October 28, 2017, the Company had outstanding borrowings under the Credit Facility of $68.4 million, before unamortized debt issuance costs of $0.2 million. Outstanding standby letters of credit were $3.3 million and outstanding documentary letters of credit were $0.1 million. Unused excess availability at October 28, 2017 was $38.2 million. Average monthly borrowings outstanding under the Credit Facility during the first nine months of fiscal 2017 were $60.4 million, resulting in an average unused excess availability of approximately $43.3 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.  Pursuant to the terms of the Credit Facility, if the Company’s excess availability under the Credit Facility fails to be equal to or greater than the greater of (i) 10% of the Loan Cap (defined in the Credit Facility as the lesser of the revolving credit commitments at such time or the borrowing base at the relevant measurement time) and (ii) $7.5 million, the Company will be required to maintain a minimum consolidated fixed charge coverage ratio of 1.0:1.0 in order to pursue certain transactions, including but not limited to, stock repurchases, payment of dividends and business acquisitions.

Borrowings made pursuant to the Credit Facility will bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% or (c) the annual ICE-LIBOR rate (“LIBOR”) for the respective interest period) plus a varying percentage, based on the Company’s borrowing base, of 0.50%-0.75% for prime-based borrowings and 1.50%-1.75% for LIBOR-based borrowings. The Company is also subject to an unused line fee of 0.25%. At October 28, 2017, the Company’s prime-based interest rate was 4.75%. At October 28, 2017, the Company had approximately $64.0 million of its outstanding borrowings in LIBOR-based contracts with an interest rate of 2.70%. The LIBOR-based contracts expired on October 31, 2017. When a LIBOR-based borrowing expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

The fair value of the amount outstanding under the Credit Facility at October 28, 2017 approximated the carrying value.

Long-Term Debt

Components of long-term debt are as follows:

(in thousands)	October 28, 2017	January 28, 2017
Equipment financing notes	$1,409	$6,589
Term loan, due 2019	12,000	12,750
Less: unamortized debt issuance costs	(221)	(337)
Total long-term debt	13,188	19,002
Less: current portion of long-term debt	2,296	6,941
Long-term debt, net of current portion	$10,892	$12,061

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

The Term Loan Facility includes usual and customary mandatory prepayment provisions for transactions of this type that are triggered by the occurrence of certain events.  In addition, the amounts advanced under the Term Loan Facility can be optionally prepaid in whole or part without penalty.

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

Based on the operating results for fiscal 2016, the Company achieved a 50.6% payout of its EBITDA target.  The minimum threshold for the Sales target was not achieved.  Accordingly, subsequent to year-end, in the first quarter of fiscal 2017, the Compensation Committee of the Board of Directors approved awards totaling $2.3 million, with a grant date of March 20, 2017.  On that date, the Company granted shares of restricted stock, with a fair value of approximately $1.0 million and cash awards totaling approximately $1.3 million.  All awards vested on July 28, 2017.

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

For each participant, 50% of the Target Cash Value is subject to time-based vesting and 50% is subject to performance-based vesting.  The time-vested portion of the award will vest in two installments with 50% of the time-vested portion vesting on April 1 following the fiscal year end which marks the end of the applicable Performance Period and 50% vesting on April 1 the succeeding year. The performance-based vesting is subject to the achievement of the performance target(s) for the applicable Performance Period. Performance awards granted will vest on August 31 following the end of the applicable Performance Period.

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

All awards granted under both the 2016-2017 LTIP and 2017-2018 LTIP were in restricted stock units (RSUs). Assuming that the Company achieves the performance target at target levels and all time-vested awards vest, the compensation expense associated with the 2016-2017 LTIP and 2017-2018 LTIP is estimated to be approximately $4.0 million and $4.2 million, respectively.  Approximately half of the compensation expense for each plan relates to the time-vested RSUs, which are being expensed over thirty-six months, based on the respective vesting dates. With respect to the performance-based component, RSUs will be granted at the end of the performance period if the performance targets are achieved. Through the end of the third quarter of fiscal 2017, the Company had accrued approximately $0.3 million in compensation expense related to the potential payout of performance awards under the 2016-2017 LTIP. No accrual has been made for performance awards under the 2017-2018 LTIP.

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

2016 Plan

The initial share reserve under the 2016 Plan, including the rollover of 525,538 available shares under our 2006 Plan was 5,725,538 shares of our common stock. A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted.  A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted.  In accordance with the terms of the 2016 Plan, any shares outstanding under the 2006 Plan at August 4, 2016 that subsequently terminate, expire or are canceled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with options and stock appreciation rights being added back on a one-for-one basis and full-value awards being added back on a 1 to 1.9 basis. At October 28, 2017, the Company had 6,437,283 shares available under the 2016 Plan.

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

The following tables summarize the share activity and stock option activity for the Company’s 2006 Plan and 2016 Plan, on a combined basis, for the first nine months of fiscal 2017:

	Restricted shares	Restricted Stock Units (1)	Deferred shares (2)	Fully-vested shares (3)	Total number of shares	Weighted-average grant-date fair value (4)
Shares
Outstanding non-vested shares at beginning of year	856,332	369,828	64,876	—	1,291,036	$5.09
Shares granted	484,558	804,701	74,968	66,325	1,430,552	$2.68
Shares vested/issued	(430,336)	(27,697)	(44,599)	(66,325)	(568,957)	$2.66
Shares canceled	(857,221)	(37,649)	—	—	(894,870)	$4.94
Outstanding non-vested shares at end of quarter	53,333	1,109,183	95,245	—	1,257,761	$3.52

(1)

Restricted Stock Units (“RSUs”) were primarily granted in connection with the 2017-2018 LTIP.  The RSUs will vest in two tranches with the first 50% vesting on April 1, 2019 and the second 50% vesting on April 1, 2020.

(2)

The 74,968 shares of deferred stock, with a fair value of $182,852, represent compensation to certain directors in lieu of cash, in accordance with their irrevocable elections.  The shares of deferred stock will vest three years from the date of grant or at separation of service, based on the irrevocable election of each director.

(3)

During the first nine months of fiscal 2017, the Company granted 66,325 shares of stock, with a fair value of approximately $166,139, to certain directors as compensation in lieu of cash, in accordance with their irrevocable elections. Directors are required to elect 50% of their quarterly retainer in equity.  Any shares in excess of the minimum required election are issued from the Company’s Third Amendment to the Second Amended and Restated Non-Employee Director Compensation Plan (“Non-Employee Director Compensation Plan”).

(4)	The fair value of a restricted share, deferred share and fully-vested share is equal to the Company’s closing stock price on the day immediately preceding the date of grant.

	Number of shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	2,524,546	$4.98		$11,286
Options granted	30,000	$1.85
Options canceled	(1,259,579)	$5.05
Options exercised	—	—
Outstanding options at end of quarter	1,294,967	$4.82	4.8 years	$3,000
Options exercisable at end of quarter	1,294,967	$4.82	4.8 years

Valuation Assumptions

For the first nine months of fiscal 2017, the Company granted 30,000 stock options, 484,558 shares of restricted stock, 804,701 RSUs and 74,968 shares of deferred stock. For the first nine months of fiscal 2016, the Company granted 8,522 stock options, 3,834 shares of restricted stock, 431,270 RSUs and 23,570 shares of deferred stock.

Unless otherwise specified by the Compensation Committee, RSUs, restricted stock and deferred stock are valued using the closing price of the Company’s common stock on the day immediately preceding the date of grant.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for grants for the first nine months of fiscal 2017 and fiscal 2016:

	October 28, 2017	October 29, 2016
Expected volatility	49.9%	39.3%
Risk-free interest rate	1.44%	0.78%
Expected life	3.0 yrs	2.0 yrs
Dividend rate	—	—

Non-Employee Director Compensation Plan

The Company granted 29,425 shares of common stock, with a fair value of approximately $71,454, to certain of its non-employee directors as compensation in lieu of cash in the first nine months of fiscal 2017.

Stock Compensation Expense

The Company recognized total stock-based compensation expense of $1.3 million and $1.1 million for the first nine months of fiscal 2017 and fiscal 2016, respectively.   The total compensation cost related to time-vested stock options, restricted stock and RSU awards not yet recognized as of October 28, 2017 was approximately $2.4 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 22 months.

5. Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the nine months ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
(in thousands)
Common Stock Outstanding:
Basic weighted average common shares outstanding	48,607	49,552	48,966	49,532
Common stock equivalents – stock options and restricted stock (1)	—	—	—	—
Diluted weighted average common shares outstanding	48,607	49,552	48,966	49,532

(1)

Common stock equivalents of 92 shares and 67 shares for the three and nine months ended October 28, 2017, respectively, and 483 shares and 402 shares for the three and nine months ended October 29, 2016, respectively, were excluded due to the net loss in all periods.

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

	For the three months ended		For the nine months ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
(in thousands, except exercise prices)
Stock Options (time-vested)	1,295	1,232	1,295	1,232
Restricted Stock Units (time-vested)	1,106	3	1,109	409
Restricted and Deferred Stock	54	2	78	10
Range of exercise prices of such options	$1.85 - $7.02	$4.49 - $7.52	$1.85- $7.02	$4.49 - $7.52

The above options, which were outstanding at October 28, 2017, expire from June 8, 2018 to August 31, 2027 .

There were no performance-based awards outstanding at October 28, 2017. For the third quarter and first nine months of fiscal 2016, 893,621 shares of unvested performance-based restricted stock and 1,125,317 performance-based stock options were excluded from the Company’s computation of basic and diluted earnings per share. All outstanding performance-based awards expired unvested in March 2017 as a result of the Company’s not achieving performance targets in fiscal 2016.

Shares of unvested time-based restricted stock of 53,333 at October 28, 2017 and 356,227 shares at October 29, 2016 were excluded from the computation of basic earnings per share and will continue to be excluded until such shares vest. See Note 3, Long-Term Incentive Plans, for a discussion of the Company’s LTIP plans and equity awards.

All 53,333 shares of restricted stock outstanding at October 28, 2017 are considered issued and outstanding. Each share of restricted stock has all of the rights of a holder of the Company’s common stock, including, but not limited to, the right to vote and the right to receive dividends, which rights are forfeited if the restricted stock is forfeited.

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

Through October 28, 2017, the Company purchased 1,878,434 shares of common stock at an average price of $2.49 per share.  Approximately $7.3 million remains available under the stock repurchase plan. There were no stock repurchases during the third quarter of fiscal 2017.

7. Income Taxes

At October 28, 2017, the Company had total deferred tax assets of approximately $84.4 million, total deferred tax liabilities of $12.6 million and a corresponding valuation allowance of $72.0 million.

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

As of October 28, 2017, the Company had net operating loss carryforwards of $155.9 million for federal income tax purposes and $88.8 million for state income tax purposes that are available to offset future taxable income through fiscal year 2037. Additionally, the Company has alternative minimum tax credit carryforwards of $2.3 million, which are available to further reduce income taxes over an indefinite period. Additionally, the Company has $2.6 million of net operating loss for tax purposes related to the Company’s operations in Canada.

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

The Company’s tax provision for the first nine months of fiscal 2017 represented current state margin tax.  For the first nine months of fiscal 2016 the tax provision primarily represents current state margin tax and foreign income tax.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to Topic 740, “Income Taxes”, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. The unrecognized tax benefit at October 28, 2017 was $3.0 million. This amount is directly associated with a prior year tax position related to exiting the Company’s direct business in Europe. The amount of unrecognized tax benefit has been presented as a reduction in the reported amounts of its federal and state net operating loss carryforwards. It is the Company’s policy to record interest and penalties on unrecognized tax benefits as income taxes; however, no penalties or interest have been accrued on this liability because the carryforwards have not yet been utilized.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 2001, with remaining fiscal years subject to income tax examination by federal tax authorities.

8. Related Parties

Oliver Walsh was elected as a director at the Company’s Annual Meeting of Stockholders on August 3, 2017. On August 17, 2017, Mr. Walsh entered into a temporary consulting agreement with the Company, to serve as the Company’s Interim Chief Marketing Officer through the Fall and Holiday selling seasons, while the Company searches for a new Chief Marketing Officer.  Pursuant to the terms of the temporary consulting agreement, Mr. Walsh is entitled to receive compensation at a rate of $7,000 per week plus reimbursement for all business and travel expenses.  Because of the related party relationship, the temporary consulting agreement was approved by the Company’s Audit Committee.  Through the end of the third quarter of fiscal 2017, Mr. Walsh received total compensation pursuant to the temporary consulting agreement, excluding reimbursement of expenses, of $70,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding cash flows, gross profit margins, merchandise margins, marketing costs, selling, general and administrative expenses, store counts, inventory levels, capital expenditures, borrowings, interest costs, sales and earnings expectations for fiscal 2017 and beyond, the expected impact of inventory management improvements on inventory levels and working capital in fiscal 2017, the expected impact of investments in marketing on 2017 sales and longer term impact on customer acquisition and brand awareness, and the anticipated pace and number of store openings and closings in fiscal 2017 and anticipated impact of expanding into Canada or future growth. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report and our audited consolidated financial statements for the year ended January 28, 2017, included in our Annual Report on Form 10-K for the year ended January 28, 2017, as filed with the Securities and Exchange Commission on March 20, 2017 (our “Fiscal 2016 Annual Report”).

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big & tall men’s apparel with retail and direct operations in the United States, Canada and London, England.  We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL®, Casual Male XL Outlets, Rochester Clothing, ShoesXL® and LivingXL®. At October 28, 2017, we operated 211 Destination XL stores, 14 DXL outlet stores, 81 Casual Male XL retail stores, 33 Casual Male XL outlet stores and 5 Rochester Clothing stores. Our e-commerce site, DestinationXL.com, supports our stores, brands and product extensions.

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

RESULTS OF OPERATIONS

The following is a summary of results for the third quarter and first nine months of fiscal 2017 as compared to the prior year’s third quarter and first nine months, including EBITDA, which is a non-GAAP measure. Please see “Non-GAAP Financial Measures” below for a reconciliation of Net Loss to EBITDA.

	For the three months ended		For the nine months ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
(in millions, except per share data)
Net loss	$(5.7)	$(4.5)	$(15.5)	$(4.0)
EBITDA (Non-GAAP basis)	$2.8	$3.9	$12.1	$20.8

Per diluted share:
Net loss	$(0.12)	$(0.09)	$(0.32)	$(0.08)

Executive Summary

Our sales for the third quarter were below expectations and were negatively impacted by the delayed arrival of cold weather in the Northeast and Hurricanes Irma and Harvey.  We believe that our customer is a need-based shopper and the onset of cold weather is typically when he comes to shop.  Comparable sales for our DXL stores in the Northeast region trailed our stores in the rest of the country by approximately 400 basis points.  We estimate that the negative impact of the comp sales of our Northeast stores on our total comparable sales of (0.1%) for the third quarter was approximately 90 basis points.  Additionally, from a merchandising category perspective, our cold weather categories trended behind the remainder of our merchandise assortment by over 10% for the third quarter and over 20% for the month of October. With the cold weather arriving in the first few weeks of the fourth quarter, we are beginning to see an improvement in comparable sales performance.  In addition to the unseasonably warm weather during the quarter, we also had 34 stores that were closed for at least one day, with the majority closed three to four days, as a result of Hurricanes Irma and Harvey. We estimate that the combined impact from both storms on our comparable sales for the third quarter was approximately 50 basis points.

Despite, the warm weather and hurricanes, which contributed to a decrease in store traffic, we are pleased with our sales productivity in our stores, with average dollars per transactions, units per transaction and conversion all increasing over the prior year.  We remain committed to driving traffic to our stores and website and building brand awareness as we head into the fourth quarter of fiscal 2017.  We are pleased to have launched our new Holiday advertising campaign and believe our integrated social, digital and media marketing plan, which we discuss below, will drive traffic to our stores and website.

During the third quarter of fiscal 2017, as part of our ongoing inventory initiatives, we took an aggressive approach to moving some of our traditional slower-moving categories, which resulted in increased markdowns for the quarter and decreased merchandise margins from a year ago of approximately 120 basis points.  On a comparative basis with the end of the third quarter of the prior year, we have reduced inventories by approximately $8.3 million, or 6.5% at October 28, 2017, with minimal impact to our merchandise margin which, on a year-to-date basis, has decreased by only 40 basis points compared to the prior year. We expect our merchandise margins to return to a more normalized level in the fourth quarter due to fewer merchandise markdowns.  This initiative has enabled us to reduce our inventory thereby improving our working capital and free cash flow.

Our net loss for the third quarter of fiscal 2017 was $(5.7) million, or $(0.12) per diluted share, as compared to a net loss of $(4.5) million, or $(0.09) per diluted share, for the third quarter of fiscal 2016.  For the first nine months of fiscal 2017, the net loss was $(15.5) million, or $(0.32) per diluted share, as compared to a net loss of $(4.0) million, or $(0.08) per diluted share for the prior year period.  Included in net loss for the first nine months of fiscal 2017 was an impairment charge of approximately $1.7 million, or $0.03 per diluted share, for the write-down of certain store assets and an increase of approximately $4.2 million, or $0.09 per diluted share, in advertising costs.

In the first nine months of fiscal 2017, we opened a total of 20 stores, which includes two DXL retail stores in Ontario, Canada.  These two stores mark our first Company-operated DXL stores located outside of the United States.  We believe that Canada provides a strategic growth opportunity for our DXL brand.  In addition, for fiscal 2017 we expect to close approximately 19 Casual Male XL stores and 3 Casual Male XL outlet stores, the majority of which are in connection with the opening of the DXL retail and outlet stores in the same geographic market.  Of the 114 Casual Male XL stores in operation, 112 are generating positive free cash flow.

Marketing Campaign ~ Holiday 2017

As we discussed last quarter, we are committed to improving brand awareness, driving traffic to our stores and growing our e-commerce business through a robust investment in both our traditional and digital marketing programs. Our new marketing campaign, “Time to XL,” launched on social media and on our website on November 7, 2017. Our new creative ad will begin to air on television starting November 25, 2017 and will run through the Christmas holiday.  In addition to our digital and media advertising, we will also be sponsoring the Frisco Bowl college football game on December 20, 2017.  Our new campaign is centered on changing the conversation around Men’s XL apparel and celebrating the style of our customer base.  The campaign features prominent brand ambassadors, including 10-time MLB All-Star David Ortiz, producer and artist DJ Khaled, singer and songwriter Sundance, NHL Stanley Cup winner Hal Gill and fashion blogger Kelvin Davis; five celebrities with larger-than-life personalities, each with his own sense of #XLstyle.  We want the XL community to know who we are and that we “XL” at service, selection, comfort and fit. We are confident that this campaign will signal a new chapter in the DXL store and we are hopeful that the campaign will drive brand awareness and new customers to our DXL brand.

Stock Repurchase Program

As discussed more fully below under “Liquidity and Capital Resources,” in March 2017 our Board of Directors approved a stock repurchase plan, pursuant to which we may purchase up to $12.0 million of our outstanding common stock during fiscal 2017.  During the first nine months of fiscal 2017, we repurchased approximately 1.9 million shares at a total cost of approximately $4.7 million.  There were no stock repurchases during the third quarter of fiscal 2017.

Inventory Management Review

In fiscal 2016, we began our inventory optimization project in an effort to improve inventory receipt flow and procurement, tightening controls over the number of weeks of supply and refining our in-stock positions by sku level.  We expect these changes to result in a more optimized inventory structure and expect our inventory at the end of fiscal 2017 to be $12.0 to $15.0 million less than fiscal 2016.  This reduction in inventory is expected to improve our working capital position and partially reduce our debt in fiscal 2017. At the end of the third quarter of fiscal 2017, we were ahead of plan having reduced inventory levels by $8.3 million, or a decrease of 6.5%, as compared to the end of the third quarter last year.  We do not believe these changes have jeopardized sales from out-of-stock positions in either our retail stores or in our direct business.

Fiscal 2017 Outlook

As a result of our sales falling below expectations due in part to the delay of cold weather, we are revising our guidance.  In the second quarter of fiscal 2017, we increased our marketing expense for fiscal 2017 to $29.0 million to help drive brand awareness, store traffic and our digital presence.  This is an increase of approximately $10.8 million from fiscal 2016. While we expect this will benefit sales in the fourth quarter of fiscal 2017, we strongly believe that this investment in marketing and customer acquisition was important for our long-term growth.  We currently expect to open 20 DXL retail stores and 1 DXL outlet store in fiscal 2017, while closing 19 Casual Male XL retail stores and 3 Casual Male XL outlet stores, the majority of which are in connection with the opening of the DXL retail and outlet stores in the same geographic markets. All DXL store growth for the year will be funded by cash from operations.

For fiscal 2017, our revised outlook, based on a 53-week year, is as follows:

•

Sales are expected to be in the range from $466.0 million to $470.0 million, with a total company comparable sales increase of flat to 2.0% (a decrease from previous guidance of $470.0 - $480.0 million in sales with a total company comparable sales increase of 1.0% to 4.0%).

•	Gross margin rate of approximately 45.0% to 45.5% , a decrease of 50 basis points to flat from fiscal 2016 (a change from previous guidance of 45.5% to 46.0%).
•	SG&A costs, as a percentage of sales, to increase by approximately 280 to 310 basis points (an increase from previous guidance of 230 to 290 basis points due to the decrease in sales guidance).

•

Net loss, on a GAAP basis, of $(17.0) to $(21.0) million, or $(0.35) to $(0.42) per diluted share (a decrease in earnings from previous guidance of $(11.7) to $(16.7) million, or $(0.24) to $(0.34) per diluted share).

•	EBITDA of $16.0 to $20.0 million (a decrease from previous guidance of $20.0 to $25.0 million).
•

Adjusted net loss of $(0.21) to $(0.25) per diluted share (a decrease from previous guidance of $(0.14) to $(0.21) per diluted share).  Because we expect to continue providing a full valuation allowance against our deferred tax assets, we do not expect to recognize any income tax benefit in fiscal 2017. See “Non-GAAP Financial Measures” below for a reconciliation of adjusted net loss.

•

Capital expenditures of approximately $22.0 million, $13.7 million of which will be for new DXL stores and $8.3 million of which will be for infrastructure projects, partially offset by approximately $5.0 million in tenant allowances. We expect to fund our capital expenditures primarily from our operating cash flow (unchanged).

•

At the end of fiscal 2017, we expect cash flow from operating activities of $31.0 million to $35.0 million (including tenant allowances) and positive free cash flow, before DXL capital expenditures, of $22.7 million to $26.7 million.  Free cash flow, after DXL capital expenditures, will be approximately $9.0 million to $13.0 million (a decrease from our previous guidance of cash flow from operating activities of activities of $35.0 to $40.0 million, free cash flow, before DXL capital expenditures, of $26.7 million to $31.7 million and free cash flow, after DXL capital expenditures, of $13.0 to $18.0 million).

Financial Summary

Sales

	Third Quarter	First Nine Months
	(in millions)
Sales for fiscal 2016	$101.9	$327.6
Less 2016 sales for stores that have closed /converted	(4.9)	(17.5)
	$97.0	$310.1

Decrease in comparable sales	(0.1)	(1.6)
Non-comparable sales, primarily DXL stores open less than 13 months	6.4	23.0
Other, net	0.4	1.0
Sales for fiscal 2017	$103.7	$332.5

Total sales for the third quarter of fiscal 2017 increased 1.8% to $103.7 million from $101.9 million from the third quarter of fiscal 2016.  The increase of $1.8 million in total sales was due to non-comparable sales of $6.4 million and other revenue of $0.4 million, partially offset by a decrease in sales from closed stores of $4.9 million and a comparable sales decrease of $0.1 million, or (0.1)%.   As discussed above, sales for the third quarter were impacted by the unseasonably warm weather and the hurricanes which impacted our Florida and Texas stores.  While store traffic was down 5% for the third quarter, we did see increases in sales productivity with increases in average dollars per transactions, units per transaction and conversion.

For the first nine months of fiscal 2017, sales increased $4.8 million, or 1.5%, as compared to the first nine months of fiscal 2016.  The increase in sales was primarily due to non-comparable sales of $23.0 million, partially offset by sales from closed stores of $17.5 million and a decrease of 0.5%, or $1.6 million, in comparable sales.

With our transformation of our store base complete, we are focused on growing our e-commerce business and improving store productivity through an integrated strategy. We are implementing several initiatives to enhance our digital presence and provide our customers with improved functionality and increased touchpoints across all of our e-commerce platforms with the objective of growing and retaining our customer base.  On a trailing twelve-month basis, e-commerce sales as a percentage of net sales were 20.8% at the end of the third quarter of fiscal 2017 as compared to 19.5% at the end of the third quarter of the prior year.

Our end-of-rack customer grew to 45.3% of our bottoms business from 44.8% in the third quarter of fiscal 2016.  Our end-of-rack customer, with a waist size of 46 inches or less, shops 52% more often than our customer with a waist size of 48 inches or more and, on an annual basis, spends twice as much.

Gross Profit Margin

For the third quarter of fiscal 2017, our gross margin rate, inclusive of occupancy costs, was 43.2% as compared to a gross margin rate of 44.4% for the third quarter of fiscal 2016. The decrease of 120 basis points was due to a decrease in merchandise margins of 120 basis points.  The decrease in merchandise margin was related to an increase in promotional markdowns related to our inventory productivity initiatives as compared to the prior year’s third quarter. In addition, during the third quarter we took an aggressive approach to move slow-moving and clearance inventory, which also contributed to an increase in markdowns.  As a result, our clearance inventory at October 28, 2017 was 7%, a decrease from 9% at October 29, 2016.  Occupancy costs, as a percentage of sales, remained flat.

For the first nine months of fiscal 2017, our gross margin rate, inclusive of occupancy costs, was 44.9% as compared to a gross margin rate of 45.7% for the first nine months of fiscal 2016.  The decrease of 80 basis points was due to a 40 basis point decrease in merchandise margins and a 40 basis point increase in occupancy costs.  The increase in occupancy costs was primarily due to an increase in DXL total square footage and the comparable sales decline.  On a dollar basis, occupancy costs for the first nine months of fiscal 2017 increased approximately 4.2% over the prior year’s first nine months, primarily as a result of an increase of 1.5% in total square footage and the increased percentage of DXL stores.

The decrease of 40 basis points in merchandise margins for the first nine months of fiscal 2017 as compared to the prior year was due primarily to our inventory initiatives and increased efforts to reduce slow-moving merchandise categories which resulted in higher promotional markdowns than the prior year.  Our inventory initiatives have resulted in a 6.5% decrease in inventory levels from a year ago, improved inventory turn and days on hand, while at the same time managing a strong merchandise margin.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A expenses for the third quarter of fiscal 2017 were 40.5% as compared to 40.6% for the third quarter of fiscal 2016. For the first nine months of fiscal 2017 SG&A expenses as a percentage of sales were 41.3% as compared to 39.4% for the first nine months of fiscal 2016.  On a dollar basis, SG&A increased by $0.6 million and $8.2 million for the third quarter and first nine months of fiscal 2017, respectively.  The increase in the third quarter of fiscal 2017 was primarily due to increases in store payroll and other supporting costs associated with our DXL store base and e-commerce initiatives.

For the first nine months of fiscal 2017, the increase was principally due to an increase of $4.2 million in advertising expense. As discussed above, we are increasing our investment in our marketing initiatives to help drive brand awareness, store traffic and our digital presence. The remainder of the increase was due to increases in store payroll and other supporting costs associated with a greater DXL store base and e-commerce initiatives.

Depreciation and Amortization

Depreciation and amortization for the third quarter of fiscal 2017 increased $0.2 million to $7.7 million as compared to $7.5 million for the third quarter of fiscal 2016.

For the first nine months of fiscal 2017, depreciation and amortization was $25.1 million as compared to $22.4 million for the first nine months of fiscal 2016.  The increase of $2.7 million includes a $1.7 million impairment charge taken in the second quarter of fiscal 2017 to write-down certain store assets. The remainder of the increase was due to the continued store growth associated with our DXL retail and outlet stores.

Interest Expense, Net

Net interest expense for the third quarter and first nine months of fiscal 2017 of $0.9 million and $2.5 million, respectively, increased slightly from $0.8 million and $2.3 million, respectively, for the third quarter and first nine months of fiscal 2016.  As a result of our inventory initiatives undertaken to improve liquidity, we expect interest costs for fiscal 2017 will be similar to fiscal 2016 levels.

Income Taxes

At October 28, 2017, we had total deferred tax assets of $84.4 million, total deferred tax liabilities of $12.6 million and a corresponding valuation allowance of $72.0 million. The deferred tax assets included approximately $59.4 million of net operating loss carryforwards and approximately $4.7 million of deferred gain on our sale-leaseback and, to a lesser extent, other book/tax timing differences.

At the end of fiscal 2013, we established a full valuation allowance against our deferred tax assets.  Based on our earnings guidance for fiscal 2017, we believe that a full valuation allowance continues to remain appropriate at this time.

Our tax provision for the third quarter and first nine months of fiscal 2017 represented current state margin tax. For the third quarter and first nine months of fiscal 2016, the tax provision represented current state margin tax and foreign income tax.

Net Loss

For the third quarter of fiscal 2017, we had a net loss of $(5.7) million, or $(0.12) per diluted share, compared with a net loss of $(4.5) million, or $(0.09) per diluted share, for the third quarter of fiscal 2016.

For the first nine months of fiscal 2017, we had a net loss of $(15.5) million, or $(0.32) per diluted share, compared with a net loss of $(4.0) million, or $(0.08) per diluted share.  Results for the first nine months of fiscal 2017 included an impairment charge of $1.7 million, or $0.03 per diluted share, associated with write-down of store assets, and increased advertising costs of $4.2 million, or $0.09 per diluted share.

On a non-GAAP basis, assuming a normalized tax rate for both periods, adjusted net loss per share for the third quarter and first nine months of fiscal 2017 was $(0.07) per diluted share and $(0.19) per diluted share, respectively, as compared to adjusted net loss of $(0.05) per diluted share and $(0.05) per diluted share, respectively, for the third quarter and first nine months of fiscal 2016.

Inventory

At October 28, 2017, total inventory was $119.9 million compared to $117.4 million at January 28, 2017 and $128.2 million at October 29, 2016. The 6.5% decrease of $8.3 million from October 29, 2016 was due to inventory initiatives that began in fiscal 2016 to improve timing of receipts and reduce weeks of supply on hand. At October 28, 2017, our clearance inventory represented 7.0% of our total inventory, as compared to 9.0% at October 29, 2016.

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

As discussed below, our capital expenditures for fiscal 2017 are expected to be approximately $22.0 million, primarily related to the planned opening of approximately 20 new DXL retail and 1 outlet stores and information technology projects. However, we expect to receive approximately $5.0 million in tenant allowances to offset these capital expenditures. We expect to fund this store growth and stock repurchase program in fiscal 2017 primarily through cash flow from operations, with periodic borrowings from our Credit Facility. We currently believe that our existing cash generated by operations together with our Credit Facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements.

For fiscal 2017, we expect cash flow from operating activities of $31.0 million to $35.0 million (including tenant allowances), and positive free cash flow of $9.0 to $13.0 million that will be used to reduce outstanding debt and purchase shares of the Company’s common stock as part of its stock repurchase program.

For the first nine months of fiscal 2017, free cash flow improved by $0.5 million to $(13.2) million from $(13.7) million for the first nine months of fiscal 2016. The improvement in free cash flow was primarily due to the lower capital expenditures and positive working capital changes, partially offset by reduced earnings.

The following is a summary of our total debt outstanding at October 28, 2017 with the associated unamortized debt issuance costs:

(in thousands)	Gross Debt Outstanding	Less Debt Issuance Costs	Net Debt Outstanding
Credit facility	$68,444	$(246)	$68,198
Equipment financing notes	1,409	(5)	1,404
Term loan, due 2019	12,000	(216)	11,784
Total debt	$81,853	$(467)	$81,386

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

We had outstanding borrowings of $68.4 million under the Credit Facility at October 28, 2017. At October 28, 2017, outstanding standby letters of credit were $3.3 million and outstanding documentary letters of credit were $0.1 million.  The average monthly borrowing outstanding under the Credit Facility during the first nine months ended October 28, 2017 was approximately $60.4 million, resulting in an average unused excess availability of approximately $43.3 million. Unused excess availability at October 28, 2017 was $38.2 million. Our obligations under the Credit Facility are secured by a lien on substantially all of our assets, excluding (i) a first priority lien held by the lenders of the Term Loan Facility on certain of our equipment described below and (ii) intellectual property.

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

The Term Loan Facility includes usual and customary mandatory prepayment provisions for transactions of this type that are triggered by the occurrence of certain events.  In addition, the amounts advanced under the Term Loan Facility can be optionally prepaid in whole or part without penalty.

The Term Loan Facility is secured by a first priority lien on certain of our equipment, and a second priority lien on substantially all of our remaining assets, excluding intellectual property.

Capital Expenditures

The following table sets forth the open stores and related square footage at October 28, 2017 and October 29, 2016, respectively:

	October 28, 2017		October 29, 2016
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	211	1,659	188	1,513
DXL Outlets	14	72	12	60
Casual Male XL Retail	81	280	108	385
Casual Male Outlets	33	103	39	123
Rochester Clothing	5	51	5	51
Total Stores	344	2,165	352	2,132

Below is a summary of store openings and closings from January 28, 2017 to October 28, 2017:

Number of Stores:	DXL	DXL Outlets	Casual Male XL Retail	Casual Male XL Outlets	Rochester Clothing	Total Stores
At January 28, 2017	192	13	97	36	5	343
New stores(1)	8	—	—	—	—	8
Replaced stores(2)	11	1	(13)	(3)	—	(4)
Closed retail stores(3)	—	—	(3)	—	—	(3)
At October 28, 2017	211	14	81	33	5	344
(1)

Represents stores opened in new markets, including 2 stores located in Ontario, Canada. The Company’s five DXL Studio locations, which were opened during the third quarter, are considered temporary store locations and are, therefore, not included in the above store count.

(2)

Represents the total number of DXL stores opened in existing markets with the corresponding total number of Casual Male XL stores and/or Rochester Clothing stores closed in such markets in connection with those DXL store openings.

(3)	Represents closed stores for which there were no corresponding openings of a DXL store in the same market.

Our capital expenditures for the first nine months of fiscal 2017 were $18.4 million as compared to $21.8 million for the first nine months of fiscal 2016. We have opened 19 DXL retail stores and 1 DXL outlet during the first nine months of fiscal 2017 as compared to 22 DXL retail stores and 3 DXL outlets for the first nine months of fiscal 2016.

For fiscal 2017, our capital expenditures are expected to be approximately $22.0 million and we expect to receive approximately $5.0 million in tenant allowances to offset these expenditures. Our budget includes approximately $13.7 million, excluding any allowance, related to the opening of 20 DXL retail stores and 1 DXL outlet stores, and approximately $8.3 million for continued information technology projects and general overhead projects. In addition, we expect to close approximately 19 Casual Male XL stores and 3 Casual Male XL outlet stores, the majority of which are in connection with the opening of the DXL retail and outlet stores in the same geographic market.

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

Adjusted net loss and adjusted net loss per diluted share. The above discussion includes an adjusted net loss for the third quarter and first nine months of fiscal 2017 and fiscal 2016 on a non-GAAP basis, which reflected an adjustment assuming a normal tax rate of 40%. We have fully reserved against our deferred tax assets and, therefore, net loss is not reflective of earnings assuming a “normal” tax position.  Adjusted net income (loss) provides investors with a useful indication of the financial performance of the business, on a comparative basis, assuming a normalized effective tax rate of 40%.

The following is a reconciliation of the net loss to adjusted net loss, assuming a normal tax rate of 40% for the first nine months of fiscal 2017 and fiscal 2016:

	For the three months ended				For the nine months ended
	October 28, 2017		October 29, 2016		October 28, 2017		October 29, 2016
	$	Per diluted share	$	Per diluted share	$	Per diluted share	$	Per diluted share
(in thousands, except per share data)
Net loss (GAAP basis)	$(5,706)	$(0.12)	$(4,452)	$(0.09)	$(15,502)	$(0.32)	$(4,039)	$(0.08)

Add back: Actual income tax provision	—		34		64		126
Income tax benefit, assuming
a normal tax rate of 40%	2,282		1,767		6,175		1,565

Adjusted net loss (non-GAAP basis)	$(3,424)	$(0.07)	$(2,651)	$(0.05)	$(9,263)	$(0.19)	$(2,348)	$(0.05)

Weighted average number of common shares
outstanding on a diluted basis		48,607		49,552		48,966		49,532

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

The following table reconciles free cash flow and free cash flow before DXL capital expenditures:

	For the nine months ended
(in millions)	October 28, 2017	October 29, 2016
Cash flow from operating activities (GAAP basis)(1)	$5.2	$8.1
Capital expenditures, infrastructure projects	(5.8)	(5.8)
Free Cash Flow, before DXL capital expenditures	$(0.6)	$2.3
Capital expenditures for DXL stores	(12.6)	(16.0)
Free Cash Flow (non-GAAP basis)	$(13.2)	$(13.7)

(1)	Cash flow from operating activities includes lease incentives received against our capital expenditures.

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

The following table is a reconciliation of net income (loss) to EBITDA:

	For the three months ended		For the nine months ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
(in millions)
Net loss (GAAP basis)	$(5.7)	$(4.5)	$(15.5)	$(4.0)
Add back:
Provision for income taxes	-	-	0.1	0.1
Interest expense	0.9	0.8	2.5	2.3
Depreciation and amortization	7.7	7.5	25.1	22.4
EBITDA (non-GAAP basis)	$2.8	$3.9	$12.1	$20.8

Fiscal 2017 Outlook - GAAP to Non-GAAP Reconciliations.

The following table is a reconciliation of non-GAAP measures used in our Fiscal 2017 Outlook:

	Projected
	Fiscal 2017
(in millions, except per share data)		per diluted share
Net loss (GAAP basis)	$(17.0)-$(21.0)
Add back:
Provision for income taxes	0.1
Interest expense	3.3
Depreciation and amortization	33.6
EBITDA (non-GAAP basis)	$16.0-$20.0

Net loss (GAAP basis)	$(17.0)-$(21.0)	$(0.35)-$(0.42)
Income tax benefit, assuming 40% rate	$6.8-$8.4	$0.14-$0.17
Adjusted net loss (non-GAAP basis)	$(10.2)-$(12.6)	$(0.21)-$(0.25)
Weighted average common shares outstanding - diluted	48.5

Cash flow from operating activities (GAAP basis)	$31.0-$35.0
Capital expenditures, infrastructure projects	(8.3)
Free Cash Flow, before DXL capital expenditures (non-GAAP basis)	$22.7-$26.7
Capital expenditures for DXL stores	(13.7)
Free Cash Flow (non-GAAP basis)	$9.0-$13.0

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires October 29, 2019, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At October 28, 2017, the interest rate on our prime based borrowings was 4.75%. At October 28, 2017, approximately $64.0 million of our outstanding borrowings were in LIBOR contracts with an interest rate of 2.70%.  At October 28, 2017, we also had $12.0 million outstanding under a term loan, which bears interest at a variable rate based on one-month LIBOR rates plus 6.5%.

Based upon a sensitivity analysis as of October 28, 2017, assuming average outstanding borrowing during the first nine months of fiscal 2017 of $60.4 million under our Credit Facility and $12.0 million outstanding under our term loan, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $362,000 on an annualized basis.

Foreign Currency

Our Rochester Clothing store located in London, England conducts business in British pounds and our two DXL stores located in Ontario, Canada conduct business in Canadian dollars. As of October 28, 2017, sales from these stores were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse effect on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 28, 2017. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 28, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended October 28, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 17, 2017, the Company’s Board of Directors approved a stock repurchase plan. Under the stock repurchase plan, the Company may purchase up to $12.0 million of its common stock through open market and privately negotiated transactions during fiscal 2017.  Through October 28, 2017, the Company purchased 1,878,434 shares of common stock at an average price of $2.49 per share.  Approximately $7.3 million remains available under the stock repurchase plan. There were no stock repurchases during the third quarter of fiscal 2017.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Letter Agreement, dated January 29, 2014, by and between the Company and Red Mountain Capital Partners LLC.
31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: November 17, 2017	By:	/S/ John F. Cooney
John F. Cooney
Vice President, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)