Form 10-K
period 2018-02-03
DESTINATION XL GROUP, INC.
filed 2018-03-23
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2018 (Fiscal 2017)	Commission File Number 01-34219

DESTINATION XL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2623104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
555 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

(781) 828-9300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 29, 2017, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $67.5 million, based on the last reported sale price on that date. Shares of Common Stock held by each executive officer and director and by certain persons who own 10% or more of the outstanding Common Stock have been excluded on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily determinative for other purposes.

The registrant had 48,759,404 shares of Common Stock, $0.01 par value, outstanding as of March 16, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III.

DESTINATION XL GROUP, INC.

Index to Annual Report on Form 10-K

Year Ended February 3, 2018

PART I.

Certain statements contained in this Annual Report on Form 10-K (this “Annual Report”) constitute “forward-looking statements,” including forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Annual Report are generally located under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding cash flows, gross profit margins, store counts, capital expenditures, marketing spend, depreciation, sales and earnings expectations for fiscal 2018, the expected impact of marketing initiatives in fiscal 2018, the timing of identifying and hiring a successor CEO and the expected use of cash from operations in fiscal 2018. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that the objectives or plans of the Company will be achieved. Numerous factors could cause our actual results to differ materially from such forward-looking statements, including, without limitation, risks relating to the execution of our corporate strategy and ability to grow our market share, and those risks and uncertainties set forth below under Item 1A, Risk Factors. Readers are encouraged to review these risks and uncertainties carefully.

These forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in its expectations or any change in events, conditions or circumstances in which the forward-looking statement is based.

Item 1. Business

Destination XL Group, Inc., together with its subsidiaries (the “Company”), is the largest specialty retailer of big & tall men’s apparel with retail locations in the United States, London, England and Toronto, Canada. We operate under the trade names of Destination XL®, DXL®, DXL Men’s Apparel, DXL outlets, Casual Male XL®, Casual Male XL outlets, Rochester Clothing, ShoesXL® and LivingXL®. We operate 212 DXL retail stores, 14 DXL outlet stores, 78 Casual Male XL retail stores, 33 Casual Male XL outlet stores and 5 Rochester Clothing stores. We also operate a direct business at DestinationXL.com, which also supports our stores, brands and product extensions. Unless the context indicates otherwise, all references to “we,” “our,” “ours,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016 as “fiscal 2017”, “fiscal 2016” and “fiscal 2015,” respectively. Fiscal 2017 was a 53-week year and fiscal 2016 and fiscal 2015 were 52-week years.

OUR INDUSTRY

The big & tall men’s apparel market includes pants with a waist size of 42” and greater, as well as tops sized 1XL and greater. Growth in this segment has historically been driven by rapidly changing market demographics. We believe that we can increase our market share by catering to the broader target market, attracting customers from various income, age and lifestyle segments and offering the widest selection of sizes and styles that fit well. An opportunity also exists for market share growth from the lower-size range of our market, that is, men with a 38” to 46” waist size, which we define as our “end-of-rack” customers. These sizes are usually at the high end of the size range for most men’s apparel retailers and, as a result, the selection is usually limited at such retailers.

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

Through fiscal 2010, we primarily operated Casual Male XL retail stores, Casual Male XL outlet stores and Rochester Clothing stores, along with the associated websites and catalogs. We catered to all customers through these three store formats, from our value-oriented customer (Casual Male XL outlets) to our luxury-oriented customer (Rochester Clothing stores). During that year, we tested a new store concept, Destination XL (“DXL”). The DXL store concept merged all of our existing brands under one roof, offering our customers an extensive assortment of product and an increased presence of name brands, without having to shop multiple stores. In addition to offering our customers a wide assortment, we also wanted to provide them with a unique shopping experience. We are focused on providing outstanding customer service through our DXL stores, with everything from larger fitting rooms to professional, trained associates providing both personal attention and on-site tailoring. With the initial success of this store format, we then made a similar change to our e-commerce business in fiscal 2011 when we launched our DestinationXL.com website which, like our DXL store, merged all of our previous websites into one consolidated e-commerce site providing our customers the ability to cross-shop our brands easily.

As part of our new direction, in December 2012, we changed our NASDAQ stock ticker symbol to “DXLG” and in February 2013 we changed our corporate name to “Destination XL Group, Inc.”

BUSINESS STRATEGY

Over the past seven years, we have gradually transitioned the majority of our store base from our Casual Male XL retail and Rochester Clothing stores to our DXL Men’s Apparel store format.  With over 225 DXL retail and outlet stores throughout the United States and two in Canada, we have substantially completed our build-out of new DXL stores.  This represents a turning point in the evolution of our Company as the capital investment required to build out new stores becomes significantly less.  We have now reached the point where our focus heading into fiscal 2018 is on customer acquisition, customer retention and customer re-activation, through improving traffic to our stores and enhancing the customer’s experience with our direct business. We are focused on the following four key ongoing initiatives and strategies:

•

Increasing Store Productivity: Our store productivity metrics, such as dollars per transaction and conversion, have increased year-over-year, but we believe there is further opportunity to capture more customers and greater share of their wallets.  One of our biggest challenges in recent years has been driving year-over-year increases in traffic to our stores.  During fiscal 2018, we expect to launch a new television marketing campaign to create an emotional connection to our brand and generate a greater motivation to visit a store.  We continue to invest in our store selling associates and foster a culture of XL style with every customer who walks through our door.  We are also working to improve point-of–sale technology to make it easier and faster for our associates to access and sell inventory outside of the store’s four walls.

With respect to our remaining Casual Male XL retail and outlet stores, we are currently testing a DXL remodel approach as opposed to closing the Casual Male XL store and opening a DXL store nearby.  In the second half of fiscal 2017, we converted two Casual Male XL stores to DXL stores and are tracking the results. If successful, we may continue to convert some of the remaining Casual Male XL stores over time.  The majority of our Casual Male XL stores are profitable and can continue to coexist with DXL if we choose not to pursue further remodels; however, we do expect to close certain low volume Casual Male XL retail and outlet stores as lease terms expire.

•

Growing our Direct Business: Our direct business represented approximately 21.0% of our total sales in fiscal 2017 and reached 23.1% in the fourth quarter, demonstrating the potential for rapid growth in this sales channel. We are committed to providing a first-class, online experience that allows our customers to shop anytime, anywhere, on any device while providing a level of service and customization similar to what they would receive in our stores.  During the latter half of fiscal 2017, we made several foundational enhancements to our website to improve the overall shopping experience.  We have observed a discernable traffic migration from desktop to mobile navigation on our e-commerce site, consistent with the expected increased use of smartphones and tablets by consumers in general. Because we target a very broad and diverse customer base, we believe it is critical to segment our customer base and communicate with our customers on a personal level.  We are enabling new functionality that will allow us to tailor our messaging to specific customers, based on their buying patterns.

Expanding our reach through third party marketplaces such as Amazon is also a key initiative for us to grow our direct business.  Marketplaces provide us with an opportunity to acquire new customers who are not familiar with our brand.  We have been selling on Amazon marketplace for several years and have just recently begun to participate in Amazon’s seller-fulfilled Prime program.

•

Focusing on the Customer:  We are constantly striving to do a better job of acquiring, retaining and reactivating XL customers.  Our primary tool for customer acquisition is our annual marketing campaign. For 2018, we expect to run two flights:  6 weeks in the Spring and 5 weeks in the Fall.  Based on testing that we have performed, we believe that the most effective marketing campaign for the target XL customer is one that sparks an emotional connection with our brand.  We will continue to glean insights from previous campaigns and modify our future campaigns in an effort to connect with target customers and communicate the brand’s benefits and why our target customers should shop with us.

We have a loyal customer base, with approximately 93% of our transactions processed through our loyalty program.  Our customer response rates from loyalty offers are increasing, and the loyalty program allows us to communicate to our best customers in a manner that has a more exclusive look and feel and is an important tool for retention. We saw encouraging customer response to our loyalty perks in the fourth quarter of 2017, and we hope to build off of that progress in fiscal 2018 and motivate our existing customers to visit and shop more often and spend a greater share of their wallets with us.

•

Marketing our Merchandise Assortment: Our good, better, best merchandise assortment strategy has been a cornerstone of our business.  We have over 100 designer brands and a strong private label offering and we are able to customize the merchandise selection for every store. Our growth of the “end-of-rack” customer, which we define as customers with waist size 38” to 46”, is bringing in a younger, smaller-waist customer, who spends more and shops more often.  We are responding to the demands of this  new customer with our new “What’s on Tap” fashion-forward-product line which brings the newest fashion trends to our stores with limited lead times. In addition, where in the past lead time prevented us from replenishing in season, we are now able to react within 30 to 45 days.  We are also looking at opportunities to deliver more fashion product to our smaller DXL stores that until now have been primarily assorted with core product.  A key initiative of our marketing campaigns in 2018 will be messaging to our customers the quality, fit and breadth of our merchandise offerings.

OUR BUSINESS

We operate as an omni-channel retailer of big & tall men’s apparel.  Through our multiple brands, which include both branded apparel and private-label, we offer a broad range of merchandise at varying price points, catering from the value-oriented customer to the luxury-oriented customer. Our objective is to appeal to all of our customers by providing a good, better, best array of product assortments in all primary lifestyles with multiple and convenient ways to shop.

Our DXL retail stores and e-commerce site cater to all income demographics and offer our customers merchandise to fit a variety of lifestyles from casual to business, young to mature, in all price ranges and in all large sizes from XL and up. In addition, our e-commerce site includes a complete offering of shoes in sizes 10W to 18W.  Our Casual Male XL stores primarily carry moderate-priced branded and private label casual sportswear and dresswear, while our Rochester Clothing stores carry fine quality, designer and branded menswear. We also operate Casual Male XL outlets and DXL outlets for our value-oriented customer.

Another important part of our business operation is managing the number of sizes offered to our customers and optimizing our in-stock position throughout each season. Our best-selling pant has 49 size combinations as compared to an average retailer who may only have 15 different size combinations.  We maintain a consolidated inventory across all channels that enable us to manage our in-stock position of all sizes effectively, ultimately improving customer service. Moreover, our planning and allocation methodologies, with respect to store assortment planning, help to optimize each location’s market potential without excessive inventory levels.

MERCHANDISE

We offer our customers a broad assortment of apparel that is appropriate to our diverse customer base. Regardless of our customers’ age, socioeconomic status, or lifestyle preference, we are able to assemble a wardrobe to fit our customers’ apparel needs. We offer such assortments in private-label product, balanced with an array of brand name labels. With over 5,000 styles available, we carry tops in sizes up to 8XL and 8XLT, bottoms with waist sizes 38” to 70”, and shoes in sizes 10W to 18W. In addition, we added to our product assortment a smaller fit XL and XLT to appeal to our target “end-of-rack” customer.

Our stores are merchandised to showcase entire outfits by lifestyle, including traditional, active, denim, young men’s, dress wear and contemporary. This format allows us to merchandise key items and seasonal goods in prominent displays and makes coordinating outfits easier for the customer while encouraging multi-item purchases. This lifestyle layout also allows us to manage store space and product assortment more effectively in each market to target local demographics. The key item strategy is also fully integrated by lifestyle, allowing us to focus on merchandise presentation and offer our customers a compelling value proposition.

Merchandise assortments in our DXL stores are organized not only by lifestyle, but within each lifestyle, the assortments are shown in a “good”, “better”, “best” and “luxury” visual presentation, again to benefit our customers’ ease of shopping. With the “best” merchandise assortments featured most prominently in the DXL store, our customers are able to visualize current fashion trends and select their wardrobes within their desired price points in a convenient manner.

We carry several well-known national brands of merchandise (“branded apparel”) as well as a number of our own private-label lines within our “good”, “better”, “best” and “luxury” price points.  The penetration of branded apparel in our DXL stores can range from 15% to 80%, depending on several factors, but on average, our DXL stores carry approximately 50% branded merchandise.

Higher-End Luxury Fashion Apparel -“Best” and “Luxury” Merchandise

Within this higher-end price range, we carry a broad selection of quality apparel from well-known branded manufacturers such as, Brooks Brothers®, The North Face®, Gran Sasso®, John Laing®, Remy, Psycho Bunny®, Derek Rose, Brioni®, Coppley, Eton®, Hickey Freeman®, Jack Victor®, Lucky, Michael Kors®, Pantherella®, Paul & Shark, JOE’S® Jeans, Robert Graham®, Robert Talbot, St. Hillaire, Ted Baker®, True Religion®, Turnbull & Asser®, Robert Barakett®, MVP®, and David Donahue®.

Moderate-Priced Apparel -“Better” Merchandise

We offer our customer an extensive selection of quality sportswear and dress clothing at moderate prices carrying such well-known brands such as: Buffalo Jeans®, Rainforest, Brooks Brothers®, O’Neill®, Retro Brand, Cutter & Buck®, Levis®, Adidas® Golf, Columbia, Berne®, Carhartt®, Callaway®, CK Jeans®, CK Sport®,  Jockey®, Lacoste®, Majestic, Polo Ralph Lauren®, Tommy Bahama®, Tommy Hilfiger®, and Tallia®.

In addition, we carry several moderate-priced private-label lines:

•	Twenty Eight Degrees™ is targeted as a contemporary/modern line offering sportswear and loungewear.
•	Society of One is a jeanswear brand catering to the needs of the fashion denim customer.
•	Rochester is a line that targets traditional luxury styles. We also offer a complete selection of sportcoats, dress shirts and neckwear under our Rochester Black Label private label.
•

What’s On Tap is a fashion brand offering customers the newest fashion trends with speed to market execution.  The line offers our customers the opportunity to wear the newest fashion trend before other big and tall retailers offer similar fashions.

Value-Priced Apparel -“Good” Merchandise

For our value-oriented customers, we carry Geoffrey Beene®, Cubavera, Nautica® and Nautica Jeans®, Dockers, Lee, Perry Ellis, Wrangler, Reebok and PX Clothing. In addition we carry several value-priced private label lines:

•	Harbor Bay® was our first proprietary brand and it is a traditional line that continues to represent a significant portion of our business, specifically in terms of our core basic merchandise.
•

Gold Series™ is our core performance offering of tailored-related separates, blazers, dress slacks, dress shirts and neckwear that blends comfort features such as stretch, stain resistance and wrinkle-free fabrics with basic wardrobe essentials.

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

RETAIL CHANNEL

Destination XL Stores (“DXL”)

Our DXL store concept brings all of our brands together in one format. Within this format, we cater to our diverse customer base, with merchandise representing all price points, from our luxury brands to value-oriented brands, and all lifestyles, from business to denim.  The size of our current DXL stores, which contain almost triple the product assortments of a Casual Male XL store, averages 7,800 square feet.  Since fiscal 2014, we have been opening smaller (5,000-6,500 square feet) DXL stores.  Because the size of these stores is smaller, they carry a smaller product offering than our other DXL stores but are representative of the “good, better, best” merchandise variety. We seek to locate our DXL stores in places that are highly visible, preferably adjacent to regional malls or other high-traffic shopping areas.

Our DXL stores provide our customers a spacious store with up to three times the product offering of a Casual Male XL store. The merchandise in our DXL stores is organized by lifestyle: active, traditional, modern and denim with a representation of all of our brands and price points, utilizing a “good, better, best” pricing structure. Depending on the customers in each respective market, we can adjust the appropriate mix of merchandise, with varying selections from each of our price points, to cater to each demographic market. This larger store format also provides us the footprint necessary to carry a complete offering of dress wear, including tailored and “made-to-measure” custom clothing, as well as a selection of shoes in extended sizes and a broad assortment of accessories such as belts, ties, and socks.

During fiscal 2017, we opened 20 DXL retail stores and 1 DXL outlet store, bringing our store count at February 3, 2018 to 212 DXL retail stores and 14 DXL outlet stores. This includes two DXL retail stores which opened in Toronto, Canada during the first quarter of fiscal 2017.  For fiscal 2018, we plan to open two DXL retail stores and one DXL outlet store, and to remodel two Casual Male XL retail stores to DXL retail stores.

Casual Male XL Retail Stores

At February 3, 2018, we operated 78 Casual Male XL full-price retail stores, located primarily in strip centers or stand-alone locations. The majority of the merchandise carried in our Casual Male XL stores is moderate-priced basic or fashion-neutral items, such as jeans, casual slacks, t-shirts, polo shirts, dress shirts and suit separates. These stores also carry a full complement of our “better” private label collections. The average Casual Male XL retail store is approximately 3,400 square feet.

DXL Outlet /Casual Male XL Outlet Stores

At February 3, 2018, we operated 33 Casual Male XL and 14 DXL outlet stores designed to offer a wide range of casual clothing for the big & tall customer at prices that are generally 20-25% lower than our moderate-priced merchandise. Much of the merchandise in our outlet stores is offered with the purchasing interests of the value-oriented customer in mind. In addition to private-label and branded merchandise at our “good” price tier, our outlets also carry clearance product obtained from DXL, Casual Male XL and Rochester Clothing stores, offering the outlet customer the ability to purchase branded and fashion product for a reduced price.

The average Casual Male XL outlet store is approximately 3,100 square feet and the average DXL outlet is approximately 5,100 square feet.

Rochester Clothing Stores

At February 3, 2018, we operated 5 Rochester Clothing stores, located in major cities in the United States and one store in London, England. The Rochester Clothing stores have a wide selection of our “best” merchandise which consists primarily of high-end merchandise from well-recognized brands. In addition, these stores also carry a few private-label lines that are specifically designed for our high-end customer. The average Rochester Clothing store is approximately 10,000 square feet.

International

In addition to our Rochester Clothing store located in London, England, we also have one franchised DXL store in the Middle East at the Symphony Mall in Kuwait City, Kuwait, which was opened in fiscal 2014 pursuant to a franchise agreement with The Standard Arabian Business & Enterprises Company (SABECO).

In the spring of fiscal 2017, we opened two DXL stores in Toronto, Canada. These are the first DXL brand stores operated by the Company outside of the United States. We believe that Canada provides a strategic growth opportunity for our DXL brand. We believe that the international big & tall men’s apparel market is currently underserved and we will continue to consider and evaluate opportunities for international growth in the future.

DIRECT CHANNEL

Our direct business, which consists primarily of our e-commerce business, is a vital part of our growing omni-channel business approach, allowing us to service our customers whether it is in-person at a store, over the telephone, or online via a computer, smartphone or tablet. Our direct business enables the omni-channel approach by encouraging and expecting our store associates to use our e-commerce sites to help fulfill our customers’ clothing needs. If a wider selection of a lifestyle, color or size of an item is not available in our store, then our store associates can order the item for our customer through our direct channel and have it shipped to the store or directly to the customer. Our customers also have the ability to order online and pick-up in store on the same day.

With the ability to showcase all of our store inventories online, we are seeing an increase in the number of transactions that are initiated online but are ultimately completed in store.  In addition, our stores are able to fulfill an order for an item that is out-of-stock in our warehouse.  This capability has not only resulted in incremental sales, but it has also helped us reduce clearance merchandise at the store level and manage margins.

Destination XL® E-Commerce Site

In fiscal 2013, we combined all of our then-existing web addresses and redirected our customers to the Destination XL website, keeping the individual landing pages for the respective sites.  As part of our initiative to streamline and simplify the shopping experience for our customers, in the third quarter of fiscal 2017 we launched a redesign of our website, which included folding the individual landing pages into a single www.destinationxl.com landing page. Our redesigned website offers our customers a unique online experience, incorporating the visual merchandising and customer service expertise from our brick and mortar stores. Similar to our DXL store concept, our www.destinationxl.com website allows our customers to conveniently shop across all of our brands and product extensions.

Customers can search across all of our brands and, similar to our stores, shop merchandise from value-oriented to luxury price points.  In addition, a customer can tailor their search using our “size profile.”  Our Destination XL website also offers a complete line of men’s footwear in extended sizes, offering our customers a full range of footwear in hard-to-find sizes.  Although our DXL stores all have a selection of footwear available, we are able to offer a full assortment of sizes and styles through our website.  The assortment is a reflection of our apparel, with a broad selection from moderate to luxury and from casual to formal. We currently have a selection of more than 600 styles of shoes, ranging in sizes from 10W to 18W. We carry a number of designer brands including Cole Haan®, Allen Edmonds®, Timberland®, Calvin Klein®, Lacoste®, Donald J. Pliner and Bruno Magli®.

With more of our customers moving away from desktop toward their mobile devices, we have taken a “mobile-first” mindset on designing customer interactions as we continue to innovate and enhance the customer’s shopping experience. Our mobile optimized website, m.destinationxl.com,  and our recently launched mobile app help our customers browse products, checkout, access our loyalty program information, research inventory in a local store, and find a local store location.

We believe that our customers’ interactions with us, on a digital level, are key to customer retention and future growth.  We are elevating our customer relation management (“CRM”) system to create a platform where we have a 360-view of our customer beyond just a history of past purchases and preferences.  Infusing third-party data and predictive shopping habits, we will have the ability to engage with our customers in a more personalized level.

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

Online Marketplaces

Broadening our reach through online marketplaces continues to be a growth initiative for our direct business.  During fiscal 2017, we elevated our positioning with Amazon and now have a large portion of our assortment available with Amazon Prime shipping.  Online marketplaces, such as Amazon, Walmart.com and Jet.com, provide us an opportunity to grow our customer base and introduce them to our brand.

MERCHANDISE PLANNING AND ALLOCATION

Our merchandise planning and allocation function is critical to the effective management of our inventory, store assortments, product sizes and overall gross margin profitability. The merchandise planning and allocation team has an array of planning and replenishment tools available to assist in maintaining an appropriate level of inventory, in-stock positions at the store and for the direct channel, and pre-season planning for product assortments for each store and the direct channel. Additionally, in-season reporting identifies opportunities and challenges in inventory performance. Over the past several years, we have made and will continue to make investments in implementing best practice tools and processes for our merchandise planning and allocation.

Our core merchandise makes up approximately 38% of our merchandise assortment. Our planning and allocation team estimates quantity and demand several months in advance to optimize gross margin and minimize end-of-season merchandise for all seasonal merchandise. We develop customized assortment strategies by store that accentuate lifestyle preferences for each particular store.

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

STORE OPERATIONS

We believe that our store associates are the key to creating the highest quality experience for our customers. Beginning with the advent of our initial testing of DXL stores, we committed to change the culture in our stores from an operationally-driven organization to a sales-driven, customer-centric organization. Our overall goal was to assist our associates in becoming less task-oriented and more focused on serving the customer. We want our associates to help our customer meet his apparel needs through building his wardrobe; not just selling our customer a single item. In order to accomplish this, we invested in educating our associates.  Our associates are trained to be clothing experts, capable of accommodating our customer’s style and fit needs with ready-to-wear clothing. Our associates’ ability to be well versed in not only the product selection carried in their store, but also globally, coupled with access to order items for the customer via the web in-store, allows our associates to fulfill all of their customers’ needs. Our stores also offer on-site tailoring in order to assist customers in receiving a perfect fit. In addition to product knowledge, our training approach includes behavioral training as well.  A key component to the success of this program is finding the right caliber of store associates. Our multi-unit, field management team receives extensive training on recruiting associates who are the correct fit for our stores. Our new DXL store management team hires are enrolled in “The DXL Experience Training Program,” with time spent in one of our two Regional Training Centers. The culture has been created over the last eight years to promote from our internal associates, starting at the Assistant Store Manager level up to, and including, the Vice President of Operations level. Our Regional Vice-Presidents give us touch-points in the field in addition to the Regional Sales Managers and the store management to ensure consistency in executing our standards and all programs and processes we deem important to our success.

Each new store management team member spends time in a DXL store, working with certified training managers to solidify their training before they are released to their “home” store.  This allows each new store management team member to apply the skills learned during “The DXL Experience Training Program” so they in turn will have the tools to manage their respective stores successfully. We are able to gauge the effectiveness of our training through measuring sales productivity at each level of the field organization, including individual sales associates. We believe these educational programs, together with monitoring sales metrics to help identify opportunities for further training, will improve sales productivity and strengthen our customer’s brand loyalty.

Each DXL, Casual Male XL and Rochester Clothing store is staffed with a store manager, assistant managers and associates. The store manager is responsible for achieving certain sales and operational targets. Our stores have an incentive-based commission plan for managers and selling staff to encourage associates to focus on our customer’s wardrobing needs and sales productivity.  Our field organization strives to promote from within - a culture that has been building for eight years, with approximately 90% of the field organization’s multi-unit managers having managed one of our retail stores.

Our field organization is overseen by our Executive Vice President and Chief Customer Officer, Senior Vice President of Store Sales and Operations, Regional Vice Presidents and Regional Sales Managers, who provide management development and guidance to individual store managers. Each Regional Sales Manager is responsible for hiring and developing store managers at the stores assigned to that Regional Sales Manager’s market, and for the overall operations and profitability of those stores.

MARKETING AND ADVERTISING

We believe marketing and advertising are key drivers in increasing brand awareness which, in turn, increases traffic to our stores and online. Our marketing focus is on increasing the awareness of our DXL brand, so shoppers will think of us when they decide to purchase men’s XL clothing or accessories. With only 4 out of every 10 men aware of who we are, we believe we have a great opportunity to build our customer base and increase market share.  In fiscal 2016, we experienced a drop in our brand recognition, which was the result of decreased spending on national media. In fiscal 2017, we aired TV and Radio for 14 weeks, compared to only 6 weeks in fiscal 2016, which had a measurable impact brand awareness and customer count as we saw our brand awareness increase from 34% at the end of fiscal 2016 to 42% at the end of fiscal 2017.

In fiscal 2017, we increased our marketing expenses to $29.5 million, with an emphasis on new creative and additional digital advertising.  In fiscal 2018, we expect marketing expenses to be $24.0 million.  Our 2018 marketing program will include two media campaigns: first, our Spring campaign, which will run up to Father’s Day; second, our Fall/Holiday campaign, which will run for 6 weeks. We are also launching new creative advertising for 2018, which will emphasize fit, expertise, brands, in-store experience, and one-stop shopping. The new campaign will highlight DXL’s key differentiators and will seek to spark an emotional connection with our core consumer. In addition to adding back television to aid in growing the customer count, we plan to focus more aggressively on our customer loyalty program. Our loyalty program has consistently delivered better response rates as compared to our other direct marketing programs. Approximately 93% of customers in our active customer base are enrolled in our loyalty program, resulting in a more than 59% DXL customer corporate retention rate. On a rolling twelve-month basis, our DXL retail stores have an almost 35% higher customer retention rate than our Casual Male XL retail stores.  In addition, we will focus on personalization in our email marketing and digital programs, which we believe will make our reduced marketing spend in 2018 more cost effective. We will also be implementing a new CRM system to support our direct marketing efforts.

As we close more of our Casual Male XL stores in fiscal 2018, we will continue our efforts to increase awareness of the DXL brand and convert Casual Male XL customers to our DXL stores. We have converted more than 51% of our Casual Male XL customers since we began our transition over to DXL. Our focus will continue to be on transitioning our best Casual Male XL customers first, followed by other active, high-sales-contributing tiers of customers.

GLOBAL SOURCING

We have strong experience in sourcing internationally, particularly in Asia, where we manufacture a significant percentage of our private-label merchandise. We have established relationships with some of the leading factories. Our sourcing network consists of over 21 factories in 4 countries. Currently, approximately 50% of all our product needs are sourced directly.

Our global sourcing strategy is a balanced approach considering quality, cost and lead time, depending on the requirements of the program. We believe our current sourcing structure is sufficient to meet our operating requirements and provide capacity for growth. The growth and effectiveness of our global direct sourcing program is a key component to the strength of merchandise margins.

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

Since 2003, we have utilized United Parcel Services (“UPS”) for all of our store shipments as well as our domestic customer deliveries. By utilizing UPS, we are able to track all deliveries from the warehouse to our individual stores, including the status of in-transit shipments. In addition, we are able to provide our direct customers with Authorized Return Service and Web labels, making returns more convenient for them.  Our current contract with UPS is through January 5, 2020.

In order to service our International customers, we have contracted with a global e-commerce company for payment and shipment services.  Through this service, international customers view and pay for products in their local currency.  Our vendor then ships directly to our customer, which we believe helps avoid potential fraud and currency exchange rate risks.

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

Our supply chain technology provides visibility for imports and domestic deliveries giving our buyers accurate shipping information and allowing the distribution center to plan staffing for arriving freight, resulting in reduced costs and improved receipt efficiency.

In-bound calls for our direct business are currently handled at our Canton facility and are primarily fulfilled by our distribution center.  If an order cannot be fulfilled by our distribution center, the order is completed at the store level.

MANAGEMENT INFORMATION SYSTEMS

The infrastructure of our management information systems is a priority to us. We believe that the investments we have made in this regard have improved our overall efficiency and most importantly have enabled us to manage our inventory more effectively.

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

In fiscal 2018, we plan to upgrade our order management systems, which will upgrade our warehouse management and logistics capabilities for enhanced inventory visibility and order fulfillment. We continually work to improve our web environment. Our mobile optimized site capitalizes on the growing use of mobile devices to look up store information, review product offerings, and complete purchases. We have a tablet optimized website to further capitalize on the continued growth of mobile e-commerce, and in fiscal 2017 we launched our mobile app.  In addition, our current website is fully integrated with a global e-commerce company to accommodate international customers by providing multi-currency pricing, payment processing, and international shipping. Functionality was also implemented to support an online custom shirt program and an in-store application to support both a custom suit and custom shirt program.

COMPETITION

Our business faces competition from a variety of sources, including department stores such as Macy’s and Dillard’s, mass merchandisers, other specialty stores and discount and off-price retailers, as well as other retailers that sell big & tall men’s apparel. While we have successfully competed on the basis of merchandise selection, comfort and fit, customer service and desirable store locations, there can be no assurances that other retailers, including e-commerce retailers, will not adopt purchasing and marketing concepts similar to ours. Discount retailers with significant buying power, such as Wal-Mart and J.C. Penney, represent a source of competition for us. The direct business has several competitors, including the King Size catalog and website as well as online marketplaces, such as Amazon.

The United States big & tall men’s apparel market is highly competitive with many national and regional department stores, specialty apparel retailers, single market operators and discount stores offering a broad range of apparel products similar to ours. Besides retail competitors, we consider any casual apparel manufacturer operating in outlet malls throughout the United States to be a competitor in the casual apparel market. We believe that we are the only national operator of apparel stores focused on the men’s big & tall market.

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

EMPLOYEES

As of February 3, 2018, we had approximately 2,634 employees. We hire additional temporary employees during the peak Fall and Holiday seasons. None of our employees is represented by any collective bargaining agreement.

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

Through the end of fiscal 2017, we have opened over 225 DXL retail and outlet stores in the United States and Canada while closing many of our Casual Male XL and Rochester Clothing stores.  In fiscal 2017 we slowed the pace of our store openings with an increased focus on growing our direct business and increasing store productivity.  For us to be successful in the future and maintain growth, we must be able to continue increasing our share of the big & tall men’s apparel market. Our growth is dependent on our ability to continue to build upon our DXL brand, maintain and convert our existing Casual Male XL and Rochester Clothing customers to DXL, and continuing to attract new customers. Our failure to execute successfully our strategy could prevent us from growing our market share, which could have a material adverse effect on our results of operations, cash flows and financial position, including if we were unable to:

•	grow our DXL e-commerce business;
•	predict and respond to fashion trends, while offering our customers a broad selection of merchandise in an extended selection of sizes;
•	maintain an effective marketing program to build brand, store and digital awareness as well as increase store traffic;
•	maintain our existing customer base;
•	attract and retain new customers;
•	hire qualified store management and store associates;
•	exit existing lease agreements at the end of the lease or on favorable terms;
•	effectively open and close stores within established cost parameters;
•	continue to grow and then sustain number of transactions, units-per-transaction and share of wallet; and
•	operate at appropriate operating margins.

Our marketing programs and success in maintaining and building our brand awareness, driving traffic and converting that traffic into an increased loyal customer base are critical to achieving market share growth within the big & tall men’s apparel market

Our ability to increase our share of the big & tall men’s apparel market is largely dependent on building and maintaining favorable brand recognition for our DXL stores and digital channels and effectively marketing our merchandise to all of our target customers in several diverse market segments so that they will become loyal shoppers who spend a greater portion of their wallet on our product offerings. In order to grow our brand recognition and our market share, we depend on the successful development of our brand through marketing and advertising in a variety of ways, including television and radio advertising, advertising events, loyalty programs, digital marketing, including social media, e-commerce and customer prospecting. Our business is directly impacted by the success of these efforts and those of our vendors. Future advertising efforts by us, our vendors or our other licensors, may be costly and, if not successful, may negatively impact our ability to meet our sales goals and to increase our market share and revenues.

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

The amount that we are able to borrow and have outstanding under our credit facility at any given time is determined using an availability formula based on eligible assets. As a result, our ability to borrow is subject to certain risks and uncertainties, such as advance rates and the amount and quality of inventory, which could reduce the funds available to us under our credit facility.

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

In addition, the enactment of any new legislation in the U.S. that would impact current international trade regulations, exports or imports or tax policy with respect to foreign activities, or executive action affecting international trade agreements, including the uncertainty concerning the trading status of certain countries and/or retaliatory duties, taxes, quotas or other trade sanctions, could increase the cost of merchandise purchased from suppliers in such countries and could adversely affect our business and financial performance.

The loss of, or disruption in, our centralized distribution center could negatively impact our business and operations.

The majority of our merchandise for our stores and e-commerce operations is received into our centralized distribution center in Canton, Massachusetts, where it is then processed, sorted and shipped to our stores or directly to our customers. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. Although we believe that our receiving and distribution process is efficient and well-positioned to support our strategic plans, events beyond our control, such as disruptions in operations due to fire or other catastrophic events, employee matters or shipping problems, could result in delays in the delivery of merchandise to our stores or directly to our customers.

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

Our customer’s shopping behavior continues to evolve across multiple channels and we are working to meet his needs.  While we consider ourselves an omni-channel retailer, we continue to make ongoing investments in our information technology systems to support evolving omni-channel capabilities.

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

Our direct business is a significant component of our growth strategy, and the failure to develop our e-commerce and internet infrastructure could disrupt our business and negatively impact our sales.

We continue to have increasing levels of sales made through on-line shopping and via mobile devices.  We have made significant investments in capital spending and labor to develop these channels and invested in digital media to attract new customers. Growth of our overall sales is dependent on customers continuing to expand their on-line purchases in addition to in-store purchases. We cannot accurately predict the rate at which online purchases will expand.

Our success in growing our e-commerce activities will depend in part upon our development of an increasingly sophisticated e-commerce experience and infrastructure. Increasing customer sophistication requires that we provide additional website features and functionality, in order to be competitive in the marketplace and maintain market share. We continually update our website features, but we cannot predict future trends and required functionality or our adoption rate for customer preferences.  In addition, we are vulnerable to additional risks and uncertainties associated with e-commerce sales, including security breaches, cyber-attacks, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Our failure to respond to these risks and uncertainties successfully could reduce our e-commerce sales, increase our costs and diminish our growth prospects, which could negatively impact our operating results.

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

The United States big & tall men’s apparel market is highly competitive with many national and regional department stores, mass merchandisers, specialty apparel retailers, discount stores and online retailers offering a broad range of apparel products similar to the products that we sell. Besides retail competitors, we consider any manufacturer of big & tall men’s merchandise operating in outlet malls throughout the United States to be a competitor. It is also possible that another competitor, either a mass merchant or a men’s specialty store or specialty apparel catalog, could gain market share in big & tall men’s apparel due to more favorable pricing, locations, brand and fashion assortment and size availability. Many of our competitors and potential competitors may have substantially greater financial, manufacturing and marketing resources than we do.

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

We do not own or operate any manufacturing facilities and are therefore entirely dependent on third parties to manufacture the merchandise we sell. Without adequate supplies of merchandise to sell to our customers in the merchandise styles and fashions demanded by our particular customer base, sales would decrease materially and our business would suffer. We are dependent on these third parties’ ability to fulfill our merchandise orders and meet our delivery terms. In the event that manufacturers are unable or unwilling to ship products to us in a timely manner or continue to manufacture products for us, we would have to rely on other current manufacturing sources or identify and qualify new manufacturers. We might not be able to identify or qualify such manufacturers for existing or new products in a timely manner and such manufacturers might not allocate sufficient capacity to us in order to meet our requirements. Our inability to secure adequate and timely supplies of private label merchandise would negatively impact proper inventory levels, sales and gross margin rates, and ultimately our results of operations.

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

Our future success is dependent on the personal efforts, performance and abilities of our key management which includes our executive officer as well as several significant members of our senior management. The loss of any of our senior management may result in a loss of organizational focus, poor operating execution, an inability to identify and execute strategic initiatives, an impairment in our ability to identify new store locations, and an inability to consummate possible acquisitions. As disclosed, subsequent to the end of fiscal 2017, on March 23, 2018, David Levin announced that he is planning to retire as President and Chief Executive Officer and as a director of the Company by the end of 2018. Mr. Levin is also prepared to provide transition support and assist on requested projects following his retirement as CEO. The Board of Directors has initiated a search process to identify a successor for Mr. Levin and will review both external and internal candidates. See Note K, Subsequent Event, to the Consolidated Financial Statements for more information.

The competition is intense for the type of highly skilled individuals with relevant industry experience that we require and we may not be able to attract and retain new employees of the caliber needed to achieve our objectives.

Our business may be negatively impacted and we may be liable if third parties misappropriate proprietary information of our customers and breach our security systems.

We may be harmed by security risks we face in connection with our electronic processing and transmission of confidential customer information. During fiscal 2017, approximately 85% of our sales were settled through credit and debit card transactions. While our Board of Directors approved the formation of the Cybersecurity and Data Privacy Committee to oversee the monitoring and management of cyber risk and data privacy for our Company, and we have not had any security breaches to date, any breach could expose us to risks of loss, litigation and liability and could adversely affect our operations as well as cause our shoppers to stop shopping with us as a result of their lack of confidence in the security of their personally identifiable information, which could have a negative impact on our sales and profitability. Like many retailers, we have seen an increase in cyberattack attempts, predominantly through phishing and social engineering scams, and in particular, ransomware. While none of these attempts have been successful, there can be no assurance that our continued security measures will be effective or sufficient in the future.  If third parties are able to penetrate our network security or otherwise misappropriate the personal information or credit card information of our customers or if third parties gain unauthorized and improper access to such information, we could be subject to liability. These liabilities could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, or claims for other misuses of personal information, including unauthorized marketing purposes, and could ultimately result in litigation. Liability for misappropriation of this information could be significant.

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

Our certificate of incorporation, as amended, limits transfers of our common stock and may, along with state law, inhibit potential acquisition bids that could be beneficial to our stockholders.

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

In addition, we are subject to certain provisions of Delaware law, which could also delay or make more difficult a merger, tender offer or proxy contest involving us. In particular, Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in certain business combinations with any interested stockholder for a period of three years unless specific conditions are met. In addition, certain provisions of Delaware law could have the effect of delaying, deferring or preventing a change in control of us, including, without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock. The provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

As of February 3, 2018, we operated 212 Destination XL retail stores, 14 Destination XL outlet stores, 78 Casual Male XL retail stores, 33 Casual Male XL outlet stores and 5 Rochester Clothing stores. All of these stores are leased by us directly from owners of several different types of centers, including life-style centers, shopping centers, free standing buildings, outlet centers and downtown locations. The store leases are generally 5 to 10 years in length and contain renewal options extending their terms by between 5 and 10 years. Following this discussion is a listing by state of all store locations open at February 3, 2018.

Sites for new stores are selected on the basis of several factors, including the demographic profile of the area in which the site is located, the types of stores and other retailers in the area, the location of the store within the center and the attractiveness of the store layout. We also utilize financial models to project the profitability of each location using assumptions such as the center’s sales per square foot averages, estimated occupancy costs and return on investment requirements.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Capital Expenditures.”

Store count by state at February 3, 2018

United States	DXL retail and DXL outlets	Casual Male XL and Rochester Clothing stores
Alabama	2	2
Arizona	5	1
Arkansas	—	2
California	25	12
Colorado	3	2
Connecticut	4	2
Delaware	2	—
District of Columbia	—	1
Florida	11	10
Georgia	3	4
Idaho	1	—
Illinois	12	4
Indiana	6	3
Iowa	2	2
Kansas	3	—
Kentucky	3	—
Louisiana	3	1
Maine	2	—
Maryland	5	5
Massachusetts	5	2
Michigan	13	2
Minnesota	2	2
Mississippi	—	2
Missouri	4	5
Montana	1	—
Nebraska	2	—
Nevada	3	—
New Hampshire	3	—
New Jersey	7	7
New Mexico	1	—
New York	14	9
North Carolina	4	4
North Dakota	—	1
Ohio	8	3
Oklahoma	2	—
Oregon	2	1
Pennsylvania	9	13
Rhode Island	1	—
South Carolina	4	—
South Dakota	1	—
Tennessee	7	1
Texas	22	6
Utah	2	—
Vermont	1	—
Virginia	5	3
Washington	4	1
West Virginia	—	1
Wisconsin	5	1

International
Toronto, Canada	2	—
London, England	—	1

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed for trading on the NASDAQ Global Select Market under the symbol “DXLG”.

The following table sets forth, for the periods indicated, the high and low per share sales prices for the common stock, as reported on Nasdaq.

	High	Low
Fiscal Year Ended February 3, 2018
First Quarter	$3.70	$2.10
Second Quarter	2.75	1.70
Third Quarter	2.15	1.46
Fourth Quarter	2.70	1.80

Fiscal Year Ended January 28, 2017
First Quarter	$5.88	$3.95
Second Quarter	5.54	4.05
Third Quarter	5.57	3.95
Fourth Quarter	5.00	3.15

Holders

As of March 16, 2018, based upon data provided by the transfer agent for our common stock, there were approximately 87 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agent.

Dividends

We have not paid and do not anticipate paying cash dividends on our common stock. In addition, financial covenants in our loan agreement may restrict dividend payments. For a description of these financial covenants see Note C to the Notes to the Consolidated Financial Statements.

Issuer Purchases of Equity Securities

On March 17, 2017, the Company’s Board of Directors approved a stock repurchase plan. Under the stock repurchase plan, the Company could purchase up to $12.0 million of its common stock through open market and privately negotiated transactions during fiscal 2017.  Through February 3, 2018, the Company purchased 1,878,434 shares of common stock at an average price of $2.49 per share.  There were no stock repurchases during the fourth quarter of fiscal 2017 and the Board-approved stock repurchase plan expired at the end of the fiscal year on February 3, 2018.

Stock Performance Graph

The following Performance Graph compares our cumulative stockholder return with a broad market index (Standard & Poor’s 500) and one published industry index (Dow Jones U.S. Apparel Retailers) for each of the most recent five years ended January 31. The cumulative stockholder return for shares of our common stock (“DXLG”) and each of the indices is calculated assuming that $100 was invested on January 31, 2013. We paid no cash dividends during the periods shown. The performance of the indices is shown on a total return (dividends reinvested) basis. The graph lines merely connect January 31 of each year and do not reflect fluctuations between those dates. In addition, we have included a chart of the annual percentage return of our common stock, the S&P 500 and the Dow Jones U.S. Apparel Retailers.

Annual Return Percentage

	Year ended
Company/Index	Jan 14	Jan 15	Jan 16	Jan 17	Jan 18
DXLG	17.0%	(5.6%)	(15.4%)	(23.3%)	(21.8%)
S&P 500	19.0%	11.9%	(2.7%)	18.3%	20.4%
Dow Jones U.S. Apparel Retailers	12.1%	19.3%	(2.9%)	(4.5%)	9.4%

Indexed Returns

	Base Period
	Jan 13	Jan 14	Jan 15	Jan 16	Jan 17	Jan 18
Company/Index
DXLG	$100	$116.96	$110.43	$93.48	$71.74	$56.09
S&P 500	$100	$118.99	$133.17	$129.51	$153.17	$184.37
Dow Jones U.S. Apparel Retailers	$100	$112.12	$133.75	$129.93	$124.06	$135.74

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

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data of our Company as of and for each of the years in the five-year period ended February 3, 2018 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our accompanying Consolidated Financial Statements and Notes thereto.

We derived the selected financial data presented below for the periods or dates indicated from our consolidated financial statements. Our consolidated financial statements as of and for the five-year period ended February 3, 2018 were audited by KPMG LLP, an independent registered public accounting firm. Our consolidated financial statements as of and for the years ended February 3, 2018, January 28, 2017 and January 30, 2016 are included in this Annual Report.

For a discussion of certain factors that materially affect the comparability of the selected consolidated financial data or cause the data reflected herein not to be indicative of our future results of operations or financial condition, see Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Years Ended (1)
	February 3, 2018 (Fiscal 2017)		January 28, 2017 (Fiscal 2016)	January 30, 2016 (Fiscal 2015)	January 31, 2015 (Fiscal 2014)	February 1, 2014 (Fiscal 2013)
	(In millions, except per share and operating data)
INCOME STATEMENT DATA:
Sales	$468.0		$450.3	$442.2	$414.0	$386.5
Gross profit, net of occupancy costs	210.4		204.9	203.8	190.0	176.4
Selling, general and administrative expenses	193.2		173.3	180.6	174.8	169.1
Impairment of assets (2)	4.1		0.4	—	0.3	1.5
Depreciation and amortization	31.1		30.2	28.4	23.7	19.3
Operating income (loss)	(18.0)		1.0	(5.1)	(8.8)	(13.5)

Provision (benefit) for income taxes	(2.6)	(5)	0.2	0.3	0.2	45.7	(5)
Loss from continuing operations	$(18.8)		$(2.3)	$(8.4)	$(11.2)	$(60.3)
Income (loss) from discontinued operations	—		—	—	(1.1)	0.5
Net income (loss)	$(18.8)		$(2.3)	$(8.4)	$(12.3)	$(59.8)

Income (loss) from continuing operations per share - diluted	$(0.39)		$(0.05)	$(0.17)	$(0.23)	$(1.24)
Net income (loss) per share - diluted	$(0.39)		$(0.05)	$(0.17)	$(0.25)	$(1.23)

BALANCE SHEET DATA:
Working capital(3)	$11.9		$23.3	$28.1	$42.8	$50.6
Inventories	103.3		117.4	125.0	115.2	105.6
Property and equipment, net	111.0		124.3	125.0	120.3	102.9
Total assets(3)	240.4		269.3	274.3	259.9	236.7
Long term debt, net of current portion(3)	10.7		12.1	19.0	26.2	12.0
Stockholders’ equity	70.0		88.5	88.4	92.4	105.0

OTHER DATA:
Cash flow provided by operating activities	$31.0		$35.0	$18.4	$13.8	$24.9
less: capital expenditures, infrastructure projects	(9.7)		(9.6)	(13.3)	(10.5)	(10.0)
less: capital expenditures for DXL stores	(12.9)		(19.6)	(20.1)	(30.4)	(44.1)
Free cash flow (Non-GAAP measure)(4)	$8.4		$5.8	$(15.0)	$(27.1)	$(29.2)

OPERATING DATA:
Comparable sales percentage	0.9%		0.6%	4.8%	6.4%	3.0%
Gross profit margins	45.0%		45.5%	46.1%	45.9%	45.6%
EBITDA (Non-GAAP measure)(4)	$13.0		$31.2	$23.3	$14.9	$5.8
EBITDA, adjusted for impairment of assets ("Adjusted EBITDA") (Non-GAAP measure)(4)	$17.1		$31.6	$23.3	$15.2	$7.3
Adjusted EBITDA margin (Non-GAAP measure) (4)	3.7%		7.0%	5.3%	3.7%	1.9%
Operating margin	(3.9%)		0.2%	(1.2%)	(2.1%)	(3.5%)
Number of stores open at fiscal year end	342		343	345	353	359

(1)

Our fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2017 was a 53-week period, all other fiscal years were 52-weeks. Certain columns may not foot due to rounding.

(2)

The impairment charges relate to the write-down of property and equipment, related to stores where the carrying value exceeds fair value. Fiscal 2017 also includes the write-off of $1.9 million for technology projects which were abandoned in fiscal 2017.  See Note A to the Notes to the Consolidated Financial Statements.

(3)

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

(4)

“EBITDA,” “Adjusted EBITDA,” “Adjusted EBITDA margin” and “Free cash flow” are non-GAAP measures.  See “Non-GAAP Reconciliations” in Item 7. “Management’s Discussion and Analysis” for information on these non-GAAP measures and reconciliations to comparable GAAP measures, with the exception of Adjusted EBITDA margin, which is calculated by taking Adjusted EBITDA and dividing it by Sales.

(5)

In the fourth quarter of fiscal 2013, we recorded a non-cash charge of $51.3 million to establish a full valuation allowance against our deferred tax assets. In the fourth quarter of fiscal 2017, as a result of the elimination of the corporate alternative minimum (“AMT”) tax and the ability to receive a refund for our AMT credit, we recognized an income tax benefit of $2.1 million, associated with reversing the corresponding valuation allowance against this asset. See Note D to the Notes to the Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

As noted above in Part 1, this Annual Report, including, without limitation, this Item 7, contains “forward-looking statements,” including forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation those risks and uncertainties set forth in Item 1A, Risk Factors, which you are encouraged to read. The following discussion and analysis of our financial condition and results of operations should be read in light of those risks and uncertainties and in conjunction with our accompanying Consolidated Financial Statements and Notes thereto.

Certain figures discussed below may not foot due to rounding.

Segment Reporting

We report our operations as one reportable segment, Big & Tall Men’s Apparel.  We consider our retail and direct businesses, especially in our growing omni-channel environment, to be similar in terms of economic characteristics, production processes and operations, and have therefore aggregated them into a single reporting segment.

Comparable Sales Definition

The Company’s 2017 fiscal year included 53 weeks compared with 52 weeks in fiscal 2016. Accordingly, year-over-year comparisons of total sales for the fourth quarter and full year are affected by an extra week of sales in fiscal 2017. However, for comparable sales, the Company is reporting on a comparable weeks basis (e.g. the 14 and 53 weeks ended February 3, 2018 compared with the 14 and 53 weeks ended February 4, 2017, respectively).

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

Our customer’s shopping experience continues to evolve across multiple channels and we are continually changing to meet his needs.  Since fiscal 2014 the majority of our retail stores have the capability of fulfilling online orders if merchandise is not available in the warehouse.  As a result, we continue to see more transactions that begin online but are ultimately completed at the store level.  Similarly, if a customer visits a store and the item is out of stock, the associate can order the item through our website.  A customer also has the ability to order online and pick-up in a store.  Because this omni-channel approach to retailing is changing the boundaries of where a sale originates and where a sale is ultimately settled, we do not report comparable sales separately for our retail and direct businesses.  However, as we invest in building our e-commerce platform, bringing a heightened digital focus to our Company, additional disclosure on our e-commerce growth as it relates to our current initiatives is important.  Beginning in the second quarter of fiscal 2017, we define store sales as sales that originate and are fulfilled directly at the store level.  E-commerce sales are defined as sales that originate online, including those initiated online at the store level.  This reclassification on how we define a store sale from an e-commerce sale had no effect on our previous disclosure of total Company comparable sales or how we report them.

Non-GAAP Measures

We monitor certain non-GAAP financial measures on a regular basis in order to track the progress of our business. These measures include adjusted net loss, adjusted net loss per diluted share, free cash flow, EBITDA and adjusted EBITDA.  We believe these measures provide helpful information with respect to the Company’s operating performance and that the inclusion of these non-GAAP measures is important to assist investors in comparing our performance in fiscal 2017 to fiscal 2016 and fiscal 2015.  We also provide certain forward-looking information with respect to certain of these non-GAAP financial measures. However, these measures may not be comparable to similar measures used by other companies and should not be considered superior to or as a substitute for net loss, loss from continuing operations, net loss per diluted share or cash flows from operating activities in accordance with GAAP.  See “Non-GAAP Reconciliations” below for additional information on these non-GAAP financial measures and reconciliations to comparable GAAP measures.

EXECUTIVE OVERVIEW

(in millions, except for per share data)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net loss	$(18.8)	$(2.3)	$(8.4)
Adjusted net loss (1)	$(12.8)	$(1.3)	$(6.0)

Diluted loss per share:
Net loss	$(0.39)	$(0.05)	$(0.17)
Adjusted net loss	$(0.26)	$(0.03)	$(0.12)

Impairment charges	$4.1	$0.4	$—

EBITDA	$13.0	$31.2	$23.3
Adjusted EBITDA (1)	$17.1	$31.6	$23.3

Cash flow from operating activities	$31.0	$35.0	$18.4
Free cash flow	$8.4	$5.8	$(15.0)
(1)	Adjusted net loss and adjusted EBITDA exclude impairment charges. Adjusted net loss, for all periods, assumes a normalized tax benefit of 26%. See “Non-GAAP Reconciliations” below.

In fiscal 2017, we focused on key initiatives aimed towards growing our digital presence and strengthening our brand awareness in an effort to drive traffic to both our stores and website.  We incurred a significant increase in marketing spend, which consisted of an integrated social, digital and media marketing campaign as well as enhancements to our website to fuel these initiatives.

Our comparable sales through the first three quarters of fiscal 2017 were down (0.5%) to the prior year.  In the fourth quarter of fiscal 2017, we started to see an improvement in store traffic that resulted in a fourth quarter comparable sales increase of 4.3%, resulting in a full year comparable increase of 0.9%.  Our sales productivity metrics were consistent throughout fiscal 2017, with dollars per transactions, units per transaction and conversion rates all up over fiscal 2016.

Our Holiday campaign showcased several celebrities with his own sense of #XLstyle. Our brand awareness, which was 34% at the end of fiscal 2016, and 38% before the Holiday campaign, increased to an all-time high of 42% after the campaign.  While we were pleased with this increase in awareness, the campaign did not drive store traffic to the extent we expected.  While the campaign drove significant traffic to our website, conversion was down.  As we head into fiscal 2018, we plan to tailor our 2018 marketing initiatives to better connect with our customer on a more personal and emotional level, highlighting our stores, exclusive brands, fit and quality.

Sales from our direct business increased to 21.0% of our total sales in fiscal 2017 as compared to 19.9% in fiscal 2016.   During fiscal 2017, we made a number of foundational changes to our website in an effort to streamline and simplify the shopping experience for our customers. We are also taking a “mobile-first” mindset with respect to how we engage with our customers as the retail industry as a whole is seeing an increase in mobile engagement.  Beyond our own e-commerce site, we are also growing our business with third-party marketplaces, working with companies such as Amazon to broaden our brand reach.  We have been pleased with the progress we have seen and expect this will continue to be an area of growth as we head into fiscal 2018.

For fiscal 2017, we had a net loss of $(18.8) million, or $(0.39) per diluted share, compared with a net loss of $(2.3) million, or $(0.05) per diluted share in fiscal 2016.  The decrease of $(0.34) per diluted share, was primarily due to an increase of $11.3 million, or $(0.23) per diluted share, in marketing and $3.7 million, or $(0.08) per diluted share of impairment charges.  Similarly, adjusted EBITDA decreased $14.5 million to $17.1 million, compared to $31.6 million in fiscal 2016, primarily due to the increase in marketing costs of $11.3 million.

We continued to make significant improvements in our inventory optimization project which resulted in inventory levels decreasing by $14.1 million at February 3, 2018 as compared January 28, 2017.  We are improving inventory receipt flow and procurement, tightening controls over the number of weeks of supply and refining our in-stock positions by sku level.

Capital expenditures decreased slightly in fiscal 2017 compared to fiscal 2016 due to fewer store openings, at a lower average square footage.  During fiscal 2017, we opened 20 DXL retail stores and 1 DXL outlet stores.  In addition, we closed 19 Casual Male XL retail stores and 3 Casual Male XL outlet stores.

In the first half of fiscal 2017, we repurchased approximately 1.9 million shares of our common stock at a total cost of approximately $4.7 million. Our stock repurchase plan, discussed more fully below under “Liquidity and Capital Resources,” ended on February 3, 2018.  After accounting for our increased investment in marketing, repurchases under our stock repurchase program, inventory efficiency savings, and the reduction in capital expenditures, we were able to generate $8.4 million of free cash flow compared to $5.8 million at the end of fiscal 2016.  The net cash flow enabled us to reduce our total debt by $3.7 million as compared to the prior year.

Subsequent Event

Subsequent to the end of fiscal 2017, on March 23, 2018, the Company announced that David Levin, President and Chief Executive Officer, plans to retire as President and CEO and director of the Company by the end of 2018. The Company’s board of directors has initiated a search process to identify a successor for Mr. Levin, which is expected to be completed by the end of 2018. The search will include a review of both internal and external candidates.  Mr. Levin is also prepared to provide transition support and assist on requested projects following his retirement as CEO.  The Company and Mr. Levin have entered into a Transition Agreement dated as of March 20, 2018. See Note K, Subsequent Event, to the Company’s Consolidated Financial Statements for additional disclosure.

Fiscal 2018 Outlook

Our strategy for fiscal 2018 remains focused on customer acquisition, customer retention, and customer re-activation.  We intend to launch a new creative advertising campaign with two flights of television: 6 weeks in Spring, and 5 weeks in Fall.  Our marketing spend for the year is expected to be approximately $24.0 million which is less than fiscal 2017 spend of approximately $29.5 million, but greater than fiscal 2016 spend of $18.0 million.  Compared to fiscal 2017, we are projecting that our total sales for the year will be negatively impacted by one less week of sales and a net decrease in store count of nine stores, worth approximately $5.3 million in sales.  Fiscal 2017 included a 53rd week, with sales of $6.9 million and operating income of $1.6 million.

We expect to open 3 new DXL stores in fiscal 2018 and plan to remodel 2 Casual Male stores which will be re-branded as DXL.

For fiscal 2018, our outlook, based on a 52-week year and without consideration of additional costs that may be incurred in connection with Mr. Levin’s retirement and the successor CEO transition, is as follows:

•	Sales are expected to range from $462.0 million to $472.0 million, with a total company comparable sales increase of approximately 1.0% to 3.0%.
•	Gross margin rate of approximately 45.0%.
•	Net loss, on a GAAP basis, of $(8.3) to $(14.3) million, or $(0.17) to $(0.29) per diluted share.
•	EBITDA of $18.0 to $24.0 million.
•

Adjusted net loss of $(0.12) to $(0.22) per diluted share.  Because we expect to continue providing a full valuation allowance against our deferred tax assets, we do not expect to recognize any income tax benefit in fiscal 2018. This non-GAAP net loss was calculated, assuming a tax benefit of 26%, by taking the 2018 forecasted earnings of a net loss of $(0.17) to $(0.29) per diluted share and multiplying each by 26% to calculate an estimated income tax benefit of $(0.05) to $(0.07) per diluted share, resulting in an adjusted net loss of $(0.12) to $(0.22) per diluted share.

•

Capital expenditures of approximately $11.4 million, $2.1 million of which will be for new and remodeled stores to the DXL format and $9.3 million for digital and infrastructure projects, partially offset by approximately $1.1 million in tenant allowances. We expect to fund our capital expenditures from our operating cash flow.

•

At the end of fiscal 2018, we expect cash flow from operating activities of $20.5 million to $26.5 million (including tenant allowances), resulting in positive free cash flow of approximately $9.1 million to $15.1 million.

RESULTS OF OPERATIONS

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. Fiscal 2017 was a 53-week year and fiscal 2016 and fiscal 2015 were both 52-week periods.

SALES

Sales for fiscal 2017 increased 3.9% to $468.0 million as compared to $450.3 million for fiscal 2016.  The increase in sales is primarily due to sales from the 53rd week of $6.9 million, DXL non-comparable sales, net of closed stores, of $6.9 million and a comparable sales increase of $3.7 million, or 0.9%.  While store traffic was down for most of fiscal 2017, we did see increases in sales productivity with increases in average dollars per transactions, units per transaction and conversion.  Sales from our direct businesses as a percentage of net sales were 21.0% in fiscal 2017 as compared to 19.9% in fiscal 2016. Our end-of-rack customer grew to 45.6% of our bottoms business in fiscal 2017 from 44.6% in fiscal 2016.

Sales for fiscal 2016 increased 1.8% to $450.3 million as compared to $442.2 million in fiscal 2015.  The increase in sales was partly due to sales from DXL non-comparable store sales of $30.5 million, offset partially by lost sales of $25.4 million from closed and converted stores.  In addition, comparable sales increased $2.5 million, or 0.6%, compared to fiscal 2015.  Included in the comparable sales increase of $2.5 million, are the comparable sales from our 166 DXL retail stores, which increased 2.4%, or $5.4 million in fiscal 2016 as compared to fiscal 2015.  Store traffic was down across the retail industry in the latter half of fiscal 2016, which we believe was due in part to the macroeconomic and political issues the country was facing.  In fiscal 2016, regionally, our stores in Coastal states performed better than our stores in Central states, whose comparable sales were, on average, 600 basis points less than our stores in Coastal states. In addition to the overall weakness in the retail industry, we also believe that our decision to eliminate our Fall marketing campaign, had a negative impact on sales and on building our customer base in fiscal 2016.

GROSS MARGIN

Gross margin rate for fiscal 2017 was 45.0% as compared to 45.5% in fiscal 2016 and 46.1% in fiscal 2015.

The gross margin of 45.0% for fiscal 2017 decreased 50 basis points from fiscal 2016.  The decrease was due to a 50 basis point decrease in merchandise margin, related to our inventory initiatives and increased efforts to reduce slow-moving merchandise categories which resulted in higher promotional markdowns than the prior year.  Our inventory initiatives have resulted in a 12% decrease in inventory levels from a year ago, improved inventory turnover and days on hand, while at the same time managing a strong merchandise margin.  Occupancy costs, as a percent of sales, were flat.  On a dollar basis, occupancy costs for fiscal 2017 increased approximately 4.0% over fiscal 2016, primarily as a result of an increase of 2.2% in total square footage and the increased percentage of DXL stores to our total store base.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses as a percentage of sales for fiscal 2017, 2016 and 2015 were 41.3%, 38.5% and 40.8%, respectively.

SG&A expense for fiscal 2017 increased $19.9 million, or 11.5%, to $193.2 million as compared to $173.3 million in fiscal 2016.  The increase was principally due to an increase of $11.3 million in advertising expense. As discussed above, we increased our investment in our marketing initiatives in fiscal 2017 to help drive brand awareness, store traffic and our digital presence. The remainder of the increase was due to increases in store payroll and other supporting costs associated with a greater DXL store base and e-commerce initiatives and expenses for the additional 53rd week of approximately $2.5 million.

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

IMPAIRMENT OF ASSETS

For fiscal 2017, we recorded impairment charges of $4.1 million, which consisted of $2.2 million for the impairment of long-lived assets related to stores where the carrying value exceeded fair value, and $1.9 million for the write-off of certain costs associated with technology projects which were abandoned, due to a shift in strategy, in fiscal 2017.  For fiscal 2016, impairment charges of $0.4 million related to impairment of long-lived assets, related to stores.  There were no impairment charges in fiscal 2015.

For comparability, impairment charges in fiscal 2016 of $0.4 million were reclassified from “Depreciation and amortization” to “Impairment of assets” on the Consolidated Statement of Operations.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $31.1 million for fiscal 2017 compared to $30.2 million for fiscal 2016 and $28.4 million for fiscal 2015. The year-over-year increases in depreciation and amortization expense for both fiscal 2017 and fiscal 2016 were primarily related to the opening of 21 DXL retail and outlet stores in fiscal 2017 and 30 stores in fiscal 2016. With our new store growth complete, we expect that our depreciation levels will begin to decrease beginning in fiscal 2018.

Included in depreciation and amortization is the amortization of our “Casual Male” trademark of $0.3 million, $0.3 million and $0.5 million for fiscal 2017, 2016 and 2015, respectively.

INTEREST EXPENSE, NET

Net interest expense for fiscal 2017 was $3.4 million as compared to $3.1 million for fiscal 2016 and fiscal 2015.  Although total debt at February 3, 2018 decreased $3.7 million from January 28, 2017, our average borrowings under our revolver during fiscal 2017 were approximately $7.6 million higher than fiscal 2016.  In addition, our average interest rate increased from 4.4% in fiscal 2016 to 4.7% in fiscal 2017.

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

At the end of fiscal 2013, we entered a three-year cumulative loss and based on all positive and negative evidence at February 1, 2014, we established a full valuation allowance against our net deferred tax assets.  While we expect to return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, based on our results for fiscal 2017 and our forecast for fiscal 2018, we believe that a full valuation allowance remains appropriate at this time.

In December 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was enacted.  Because we have a full valuation allowance against our deferred tax assets at February 3, 2018, there was limited impact to our consolidated financial results.  The rate change impact on deferred tax assets as of February 3, 2018, due to the 2017 Tax Act, was $22.8 million and was fully offset by a corresponding decrease in our full valuation allowance against those deferred tax assets. The 2017 Tax Act also repealed the corporate alternative minimum tax (“AMT”) and any AMT carryforward credit became refundable over a five year period.  As a result, we have reclassified our AMT credit of approximately $2.1 million from deferred tax assets to a non-current receivable account and have reversed the corresponding valuation allowance, resulting in an income tax benefit for fiscal 2017.

Our tax provisions for fiscal 2016 and fiscal 2015 were primarily attributable to current state margin tax and foreign income tax.

NET LOSS

The net loss for fiscal 2017 was $(18.8) million, or $(0.39) per diluted share, as compared to $(2.3) million, or $(0.05) per diluted share, in fiscal 2016 and a net loss of $(8.4) million, or $(0.17) per diluted share, in fiscal 2015.

Results for fiscal 2017 as compared to fiscal 2016, included an increase in impairment charges of $3.7 million, or $0.08 per diluted share, and increased advertising costs of $11.3 million, or $0.23 per diluted share.  These additional costs were partially offset by the 53rd week which added approximately $1.6 million in operating income.

On a non-GAAP basis, before impairments and assuming a normalized tax rate of 26% for all periods, adjusted net loss per share for fiscal 2017 was $(0.26) per diluted share, compared to $(0.03) per diluted share for fiscal 2016 and $(0.12) per diluted share in fiscal 2015.  See “Non-GAAP Reconciliation” below.

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

(in millions, except percentages)	Fiscal 2017		Fiscal 2016		Fiscal 2015
First quarter	$107.6	23.0%	$107.9	24.0%	$104.4	23.6%
Second quarter	121.1	25.9%	117.9	26.2%	114.2	25.8%
Third quarter	103.7	22.1%	101.9	22.6%	99.6	22.5%
Fourth quarter	135.6	29.0%	122.6	27.2%	124.0	28.1%
	$468.0	100.0%	$450.3	100.0%	$442.2	100.0%

EFFECTS OF INFLATION

Although our operations are influenced by general economic trends, we do not believe that inflation has had a material effect on the results of our operations in the last three fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility with Bank of America, N.A., which was most recently amended in October 2014 (“Credit Facility”). Our current cash needs are primarily for working capital (essentially inventory requirements), capital expenditures and growth initiatives.  Our fiscal 2017 stock repurchase program, which is discussed below, expired at the end of the fiscal year.  We plan to manage our working capital and it is expected that excess cash from operations will be directed toward our growth initiatives and debt reductions to ensure availability given our inventory reduction initiatives, with consideration of further share repurchases, if excess availability beyond our operating needs exists.

For fiscal 2017, cash flow from operating activities decreased by $4.0 million primarily as a result of the operating loss, partially offset by inventory initiatives which have improved timing of receipts and reduced weeks of supply on hand. Capital expenditures decreased $6.7 million as a result of fewer store openings in fiscal 2017, resulting in an improvement in free cash flow of $2.6 million to $8.4 million from $5.8 million for fiscal 2016. This free cash flow, together with borrowings under our credit facility, was used to pay down $7.1 million on our long-term debt and repurchase stock. In total, debt outstanding at February 3, 2018 decreased $3.7 million from January 28, 2017.

Despite the reduction in total debt, our borrowing base under our credit facility at the end of fiscal 2017 was approximately $15.2 million lower than at the end of fiscal 2016.  Because our availability is inventory-based, the decrease was directly attributable to our inventory reduction initiatives, which decreased inventory levels by approximately $14.1 million during fiscal 2017. The remaining decrease of $1.1 million was due to a higher level of outstanding letters of credit.  Our advance rate improved slightly, which is an indication of the quality of our inventory.  We believe that this availability, in addition to cash generated from operations, will be sufficient to meet our working capital needs during fiscal 2018.  By the end of fiscal 2018, we expect to generate free cash flow of $9.1 million to $15.1 million, resulting in a corresponding expected decrease in total debt of approximately $9.1 million to $15.1 million.

With our store footprint essentially complete, we expect our capital expenditures will decrease considerably in fiscal 2018 to approximately $11.4 million, a decrease from $22.6 million in fiscal 2017 and $29.2 million in fiscal 2016.  See “Capital Expenditures” below.

The following table sets forth financial data regarding our liquidity position at the end of the past three fiscal years:

(in millions, except ratios)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Cash provided by operations	$31.0	$35.0	$18.4
Total debt, net of unamortized debt issuance costs	$59.4	$63.1	$68.1
Unused excess availability under Credit Facility	$37.5	$57.0	$66.0
Working capital	$11.9	$23.3	$28.1
Current ratio	1.1:1	1.2:1	1.2:1

The following is a summary of our total debt outstanding at February 3, 2018, with the associated unamortized debt issuance costs:

(in thousands)	Gross Debt Outstanding	Less Debt Issuance Costs	Net Debt Outstanding
Credit facility	$47,601	$(216)	$47,385
Equipment financing notes	501	(1)	500
Term loan, due 2019	11,750	(189)	11,561
Total debt	$59,852	$(406)	$59,446

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

We had outstanding borrowings of $47.6 million under the Credit Facility at February 3, 2018. Outstanding standby letters of credit were $3.3 million and outstanding documentary letters of credit were $1.3 million. The average monthly borrowing outstanding under the Credit Facility during fiscal 2017 was approximately $59.7 million, resulting in an average unused excess availability of approximately $42.5 million. Unused excess availability at February 3, 2018 was $37.5 million. Our obligations under the Credit Facility are secured by a lien on substantially all of our assets, excluding (i) a first priority lien held by the lenders of the Term Loan Facility described below on certain equipment of the Company and (ii) intellectual property.

Equipment Financing Notes

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

The Term Loan Facility includes usual and customary mandatory prepayment provisions for transactions of this type that are triggered by the occurrence of certain events. We are no longer subject to any prepayment penalties.

The Term Loan Facility is secured by a first priority lien on certain of our equipment, and a second priority lien on substantially all of our remaining assets, excluding intellectual property.

Stock Repurchase Program

On March 17, 2017, our Board of Directors approved a stock repurchase plan. Under the stock repurchase plan, we could purchase up to $12.0 million of our common stock through open market and privately negotiated transactions during fiscal 2017.  The timing and the amount of any repurchases of common stock was determined based on the Company’s evaluation of market conditions and other factors. The stock repurchase program commenced in the first quarter of fiscal 2017 and expired on February 3, 2018.  We financed the repurchases from operating funds.

During fiscal 2017, the Company purchased 1,878,434 shares of common stock at an average price of $2.49 per share.  There were no stock repurchases during the third and fourth quarters of fiscal 2017. The repurchased common stock is held as treasury stock.

INVENTORY

At February 3, 2018, total inventories decreased to $103.3 million from $117.4 million at January 28, 2017. The $14.1 million decrease in inventory is directly attributable to our continued inventory initiatives implemented in fiscal 2016 to improve timing of receipts and reduce weeks of supply on hand. As a result of these initiatives, the average inventory per total built-out square footage of stores has decreased 13.9% to $47.86 at February 3, 2018 from $55.60 per square foot at January 28, 2017 and $61.46 per square foot at January 30, 2016.  At February 3, 2018, our clearance inventory represented 9.8% of our inventory, as compared to 7.9% at January 28, 2017. This increased percentage of clearance is primarily due to the lower inventory base as a result of the inventory productivity initiatives at fiscal 2017 as compared to fiscal 2016.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined by 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at February 3, 2018, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (Certain amounts in the following table do not foot due to rounding):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
Operating leases (1)	$343.0	$58.6	$103.4	$91.0	$90.0
Long-term debt obligations (2)	12.3	1.5	10.8	—	—
Interest on long-term debt obligations (3)	1.5	0.9	0.6	—	—
Merchandise purchase obligations (4)	31.5	11.5	20.0	—	—

Total Commitments (5)	$388.2	$72.4	$134.7	$91.0	$90.0
(1)	Includes amounts due on our lease agreement for our corporate headquarters and distribution center and operating leases for all of our current store locations and certain equipment and auto leases.
(2)	At February 3, 2018, we had $47.6 million outstanding under our credit facility, which is excluded from the above table.
(3)

Interest on long-term obligations is estimated using the current effective rate for each of the Equipment Financing Loans and Term Loan over the remaining term of the respective debt, taking into account scheduled repayments.

(4)

Merchandise Purchase Obligations include amounts for which we are contractually committed to meet certain minimum purchases. These commitments are contingent on the supplier meeting its obligations under the contract. Excluded from Merchandise Purchase Obligations in the table above are our outstanding obligations pursuant to open purchase orders. At February 3, 2018, we had approximately $59.5 million in open purchase orders. We estimate that approximately 95% of these purchase orders may be considered non-cancelable.

(5)

At February 3, 2018, we had an unfunded Pension Obligation of $3.4 million and obligations under our Supplemental Employee Retirement Plan of $0.5 million, which are not included in the table because of uncertainty over whether or when further contributions will be required.

CAPITAL EXPENDITURES

The following table sets forth the open stores and related square footage at February 3, 2018 and January 28, 2017 respectively:

	At February 3, 2018		At January 28, 2017
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	212	1,665	192	1,542
DXL Outlet	14	72	13	66
Casual Male XL Retail	78	268	97	340
Casual Male XL Outlet	33	103	36	113
Rochester Clothing	5	51	5	51
Total Stores	342	2,159	343	2,112

Below is a summary of store openings and closings from January 28, 2017 to February 3, 2018:

Number of Stores:	DXL Retail	DXL Outlet	Casual Male XL Retail	Casual Male XL Outlet	Rochester Clothing	Total Stores
At January 28, 2017	192	13	97	36	5	343
New stores(1)	8					8
Replaced stores(2)	12	1	(14)	(3)		(4)
Closed retail stores(3)			(5)			(5)
At February 3, 2018	212	14	78	33	5	342
(1)	Represents stores opened in new markets, including two stores located in Toronto, Canada.
(2)

Represents the total number of DXL stores opened in existing markets with the corresponding total number of Casual Male XL stores and/or Rochester Clothing stores closed in such markets in connection with those DXL store openings.

(3)	Represents closed stores for which there were no corresponding openings of a DXL store in the same market.

Our capital expenditures for fiscal 2017 were $22.6 million, as compared to $29.2 million in fiscal 2016 and $33.4 million in fiscal 2015.  Approximately $12.9 million related to the opening of 20 DXL stores and 1 DXL outlet.  In addition, we spent approximately $6.9 million in management information projects, which included continued enhancements for our e-commerce sites and upgrades to our merchandise planning systems, with the remaining $2.8 million for general capital projects in our distribution center and corporate offices.

For fiscal 2018, our capital expenditures are expected to be approximately $11.4 million and we expect to receive approximately $1.1 million in tenant allowances to offset these expenditures. Our budget includes approximately $2.1 million, excluding any allowance, related to the opening of 2 new DXL retail stores, the remodeling of 2 Casual Male XL to DXL retail stores and 1 DXL outlet store, and approximately $9.3 million for continued information technology projects and general overhead projects. In addition, we expect to close 7 Casual Male XL retail stores, 4 Casual Male XL outlet stores (two of which will close in connection with the opening of two DXL stores) and 1 DXL retail store.

Non-GAAP Reconciliations

We monitor certain non-GAAP financial measures on a regular basis in order to track the progress of our business, including the measures below.  We believe these measures provide helpful information with respect to the Company’s operating performance to shareholders, investors and analysts, and that the inclusion of these non-GAAP measures is important to assist investors in comparing our performance in fiscal 2017 to fiscal 2016 and fiscal 2015, on a comparable basis.  However, these measures may not be comparable to similar measures used by other companies and should not be considered superior to or as a substitute for operating net loss, loss from continuing operations, net loss per diluted share or cash flows from operating activities in accordance with GAAP.

Adjusted Net Loss and Adjusted Net Loss Per Diluted Share

Adjusted loss from continuing operations and adjusted net loss reflect an adjustment assuming a normal tax rate of 26% and the add back of impairment charges.  We have fully reserved against our deferred tax assets and, therefore, net loss is not reflective of earnings assuming a “normal” tax position.  Adjusted net loss provides investors with a useful indication of the financial performance of the business, on a comparative basis, assuming a normalized tax rate of 26%.  As discussed above, as a result of the 2017 Tax Act the federal income rate was reduced from 35% to 21%, therefore, we are using an estimated normal tax rate of 26%, which includes a blended state income tax rate.

The following table is a reconciliation of net loss and net loss per diluted share (on a GAAP basis) to adjusted net loss and adjusted net loss per diluted share (on a non-GAAP basis) (certain amounts may not foot due to rounding):

	Fiscal 2017		Fiscal 2016		Fiscal 2015
(in thousands, except per share data)	$	Per diluted share	$	Per diluted share	$	Per diluted share
Loss before tax provision, on a GAAP basis	$(21,398)	$(0.44)	$(2,090)	$(0.04)	$(8,148)	$(0.17)
Provision (benefit) for income taxes	$(2,572)	$(0.05)	$166	$0.00	$260	$0.01
Net loss, on a GAAP basis	$(18,826)	$(0.39)	$(2,256)	$(0.05)	$(8,408)	$(0.17)

Add back:
Impairment of assets	$4,095	$0.08	$376	$0.01	—	—
Actual provision (benefit) for income taxes	$(2,572)	$(0.05)	$166	$0.00	$260	$0.01
Adjusted loss before income taxes	$(17,303)	$(0.35)	$(1,714)	$(0.03)	$(8,148)	$(0.17)
Income tax benefit, assuming a normalized tax rate of 26%, with no AMT Benefit in 2017	$(4,499)	$(0.09)	$(446)	$(0.01)	$(2,118)	$(0.04)
Adjusted net loss, non-GAAP basis	$(12,804)	$(0.26)	$(1,268)	$(0.03)	$(6,030)	$(0.12)

The following table is a reconciliation of the projected net loss and net loss per diluted share for fiscal 2018 (on a GAAP basis) to the projected adjusted net loss and adjusted net loss per diluted shares (on a non-GAAP basis):

Projected
Fiscal 2018
(in millions, except per share data)		per diluted share
Net loss ( GAAP basis)	$(8.3)-$(14.3)	$(0.17)-$(0.29)
Income tax benefit, assuming 26% rate	$2.1-$3.7	$0.05-$0.07
Adjusted net loss (non-GAAP basis)	$(6.2) -$(10.6)	$(0.12)-$(0.22)
Weighted average common shares outstanding - diluted	49.1

Free Cash Flow

We calculate free cash flow as cash flow provided by operating activities less capital expenditures. Free cash flow excludes the mandatory and discretionary repayment of debt.  While we expect to use funds from our revolver during the year, by year-end we expect all capital expenditures in fiscal 2018 will have been funded by our operations, which will enable us to reduce our debt levels.

The following table provides a reconciliation of free cash flow:

				Projected
(in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2018
Cash flow from operating activities (GAAP)(1)	$31.0	$35.0	$18.4	$20.5 -$26.5
Capital expenditures, infrastructure projects	(9.7)	(9.6)	(13.3)	(9.3)
Capital expenditures for DXL stores	(12.9)	(19.6)	(20.1)	(2.1)
Free Cash Flow (non-GAAP)	$8.4	$5.8	$(15.0)	$9.1-$15.1
(1)

Cash flow from operating activities includes lease incentives received against our capital expenditures. Projected cash flow from operating activities for fiscal 2018 includes an estimated $1.1 million in lease incentives.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are presented because we believe that these measures are useful to investors in evaluating our performance.  With the significant capital investment associated with the DXL transformation which has resulted in increased levels of depreciation expense, management uses EBITDA as a key metric to measure profitability and economic productivity.

EBITDA is calculated as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is calculated as EBITDA before impairment charges.

The following table is a reconciliation of net loss on a GAAP basis to EBITDA and Adjusted EBITDA, on a non-GAAP basis, for each fiscal year. (Certain amounts in the following table do not foot due to rounding):

				Projected
(in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2018
Net loss, on a GAAP basis	$(18.8)	$(2.3)	$(8.4)	$(8.3)-$(14.3)
Add back:
Provision (benefit) for income taxes	(2.6)	0.2	0.3	0.1
Interest Expense	3.4	3.1	3.1	3.1
Depreciation and amortization	31.1	30.2	28.4	29.1
EBITDA	$13.0	$31.2	$23.3	$18.0-$24.0
Add back: Impairment charges	4.1	0.4	—	—
Adjusted EBITDA	$17.1	$31.6	$23.3	$18.0-$24.0

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

The fair value of our stock options is determined using the Black-Scholes valuation model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the Consolidated Statements of Operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures. Actual results, and future changes in estimates, may differ substantially from these current estimates. For performance-based awards, no compensation expense is recognized until the performance targets are deemed probable. For fiscal 2017, 2016 and 2015, we recognized total stock-based compensation expense of $1.6 million, $1.3 million and $2.2 million, respectively.

On March 20, 2017, in conjunction with the grant of restricted stock awards earned in fiscal 2016 under the 2016 Wrap-Around Plan, the Company reclassified $0.9 million of the liability accrual from “Accrued Expenses and Other Current Liabilities” to “Additional Paid-In Capital.” See the Consolidated Statement of Changes in Stockholders’ Equity.

Long-Term Incentive Plans

During fiscal 2017, we had two active Long-Term Incentive Plans (“LTIP”s): The 2016-2017 LTIP and the 2017-2018 LTIP.  See Note F to the Consolidated Financial Statements for additional discussion of our LTIPs.

All time-based awards granted pursuant to our LTIPs are amortized, over each LTIP’s respective vesting periods.

Our LTIPs contain a dollar-denominated performance-based component.  Equity awards will only be granted if such performance targets are achieved.  Accordingly, each quarter the Company reviews its expected achievement against such performance targets to assess whether an accrual is necessary.  All accruals are recorded as a liability.  If performance targets are achieved and equity awards are granted, the related cost of those awards will be reclassified from the accrual to stock-based compensation on grant date.

For fiscal 2017, the Company has accrued as a liability approximately $0.4 million based on partial achievement of the performance targets under the 2016-2017 LTIP.  Subsequent to year-end, on March 21, 2018, the Compensation Committee of the Board of Directors reviewed the results for fiscal 2017 and approved the grant of restricted stock unit awards totaling $0.5 million to be granted on April 2, 2018.  All awards are subject to further vesting through August 31, 2018.

With respect to the performance-based component of the 2017-2018 LTIP, which approximates $2.0 million at target, RSUs will be granted at the end of the performance period if the performance targets are achieved. Through the end of fiscal 2017, we have not accrued any liability as the likelihood of achieving the performance targets was not probable.

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

For fiscal 2017 and fiscal 2016, we recorded impairment charges of $4.1 million and $0.4 million, respectively, to write-down property and equipment.  The impairment charges relate to stores with carrying values which exceeded fair value.  Fiscal 2017 also includes the write-off of $1.9 million for certain technology projects that have been abandoned.  There was no impairment charge for long-lived assets in fiscal 2015.

Intangibles

In accordance with ASC Topic 350, Intangibles Goodwill and Other, we evaluate our intangible assets with indefinite lives at least annually for impairment by analyzing the estimated fair value.

In the fourth quarter of fiscal 2017, we performed our annual testing of our “Rochester” trademark for potential impairment. Utilizing an income approach with appropriate royalty rates applied, we concluded that the “Rochester” trademark, with a carrying value of $1.5 million, was not impaired.

Based on the expected closure of our Casual Male XL retail stores, at January 28, 2012, our “Casual Male” trademark was reclassified as a definite-lived asset.  The trademark is being amortized, on an accelerated basis, through fiscal 2018, its estimated useful life.  At February 3, 2018, the carrying value of the “Casual Male” trademark was $0.3 million.

Income Taxes

In accordance with ASC Topic 740, Income Taxes, on a quarterly basis, we evaluate the realizability of our deferred tax assets and, if needed, establish a valuation allowance against those assets if it is determined that it is more likely than not that the deferred tax assets will not be realized.

In the fourth quarter of fiscal 2013, we entered into a three-year cumulative loss position and based on forecasts at that time, we expected the cumulative three-year loss to increase as of the end of fiscal 2014. Management determined that this represented significant negative evidence at February 1, 2014 and a full valuation allowance was established against our net deferred tax assets. While we have projected that the Company will return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, based on actual results for fiscal 2017 and our forecast for fiscal 2018, we believe that a full allowance remains appropriate at this time.

Our effective tax rates could be affected by numerous factors, such as changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretation. The 2017 Tax Act significantly changes how corporations are taxed in the United States.  The U.S. Treasury Department, the IRS, and other standard-setting bodies could subsequently interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. However, because we have a full valuation allowance against our deferred tax assets at February 3, 2018, we do not expect that any subsequent interpretations or adjustments will have a material impact on our financial results.

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed accounting pronouncements and interpretations thereof that have effective dates during the periods reported and in future periods. See Note A to the Consolidated Financial Statements included in this report for information on recent accounting pronouncements and the impact of impending standards on our future filings.

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

Interest Rates

We utilize cash from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires October 29, 2019, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At February 3, 2018, we had outstanding borrowings of approximately $47.6 million, of which approximately $40.0 million were in LIBOR-based contracts with an interest rate of approximately 2.97%. The remainder was prime-based borrowings, with a rate of 5.00%.  We also have a term loan, with an outstanding balance of $11.8 million at February 3, 2018, which bears interest at a variable rate based on one-month LIBOR rates plus 6.5%.

Based upon a sensitivity analysis as of February 3, 2018, assuming average outstanding borrowings during fiscal 2017 of $59.7 million under our Credit Facility and an average outstanding balance under our term loan of $12.3 million, a 50 basis point increase in interest rates would have increased interest expense by approximately $0.4 million on an annualized basis.

Foreign Currency

Our Rochester Clothing store located in London, England conducts business in British pounds and our two DXL stores located in Toronto, Canada conduct business in Canadian dollars. As of February 3, 2018 sales from these stores were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse effect on our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

Destination XL Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Destination XL Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Destination XL Group, Inc. and subsidiaries (the Company) as of February 3, 2018 and January 28, 2017, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended February 3, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended February 3, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 23, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Boston, Massachusetts

March 23, 2018

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

February 3, 2018 and January 28, 2017

(In thousands, except share data)

	February 3, 2018	January 28, 2017
	(Fiscal 2017)	(Fiscal 2016)
ASSETS
Current assets:
Cash and cash equivalents	$5,362	$5,572
Accounts receivable	3,046	7,114
Inventories	103,332	117,446
Prepaid expenses and other current assets	9,927	8,817
Total current assets	121,667	138,949

Property and equipment, net of accumulated depreciation and amortization	111,032	124,347

Other assets:
Intangible assets	1,821	2,228
Other assets	5,885	3,804
Total assets	$240,405	$269,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,392	$6,941
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	33,987	31,258
Accrued expenses and other current liabilities	25,585	31,938
Borrowings under credit facility	47,385	44,097
Total current liabilities	109,814	115,699

Long-term liabilities:
Long-term debt, net of current portion	10,669	12,061
Deferred rent and lease incentives	35,718	35,421
Deferred gain on sale-leaseback, net of current portion	10,258	11,723
Deferred tax liability	—	222
Other long-term liabilities	3,960	5,682
Total long-term liabilities	60,605	65,109

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 61,485,882 and 61,637,164 shares issued at February 3, 2018 and January 28, 2017, respectively	615	616
Additional paid-in capital	307,557	304,466
Treasury stock at cost, 12,755,873 and 10,877,439 shares at February 3, 2018 and January 28, 2017, respectively	(92,658)	(87,977)
Accumulated deficit	(139,285)	(122,567)
Accumulated other comprehensive loss	(6,243)	(6,018)
Total stockholders' equity	69,986	88,520
Total liabilities and stockholders' equity	$240,405	$269,328

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016

(In thousands, except per share data)

	February 3, 2018	January 28, 2017	January 30, 2016
	(Fiscal 2017)	(Fiscal 2016)	(Fiscal 2015)
Sales	$467,976	$450,283	$442,221
Cost of goods sold including occupancy costs	257,619	245,402	238,382
Gross profit	210,357	204,881	203,839

Expenses:
Selling, general and administrative	193,230	173,283	180,570
Impairment of assets	4,095	376	—
Depreciation and amortization	31,073	30,245	28,359
Total expenses	228,398	203,904	208,929

Operating income (loss)	(18,041)	977	(5,090)

Interest expense, net	(3,357)	(3,067)	(3,058)

Loss before provision (benefit) for income taxes	(21,398)	(2,090)	(8,148)

Provision (benefit) for income taxes	(2,572)	166	260

Net loss	$(18,826)	$(2,256)	$(8,408)

Net loss per share - basic and diluted	$(0.39)	$(0.05)	$(0.17)

Weighted-average number of common shares outstanding:
Basic	48,888	49,544	49,089
Diluted	48,888	49,544	49,089
The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016

(In thousands)

	February 3, 2018	January 28, 2017	January 30, 2016
	(Fiscal 2017)	(Fiscal 2016)	(Fiscal 2015)
Net loss	$(18,826)	$(2,256)	$(8,408)

Other comprehensive income (loss) before taxes:
Foreign currency translation	393	(242)	(96)
Pension plan	1,490	876	1,682
Other comprehensive income (loss) before taxes	1,883	634	1,586
Tax provision related to items of other comprehensive income (loss)	—	—	—
Other comprehensive income (loss), net of tax	1,883	634	1,586
Comprehensive loss	$(16,943)	$(1,622)	$(6,822)

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at January 31, 2015	61,561	$616	$299,892	(10,877)	$(87,977)	$(111,903)	$(8,238)	$92,390

Stock compensation expense			2,195					2,195
Exercises under option program	22	—	101					101
Issuances of restricted stock, net of cancellations	25	—	—					—
Board of Directors compensation	84	1	539					540
Accumulated other comprehensive income (loss):
Unrecognized gain associated with Pension Plan							1,682	1,682
Foreign currency							(96)	(96)
Net loss						(8,408)		(8,408)
Balance at January 30, 2016	61,692	$617	$302,727	(10,877)	$(87,977)	$(120,311)	$(6,652)	$88,404

Stock compensation expense			1,256					1,256
Cancellations of restricted stock, net of issuances	(123)	(1)	1					—
Board of Directors compensation	68	—	482					482
Accumulated other comprehensive income (loss):
Unrecognized gain associated with Pension Plan							876	876
Foreign currency							(242)	(242)
Net loss						(2,256)		(2,256)
Balance at January 28, 2017	61,637	$616	$304,466	(10,877)	$(87,977)	$(122,567)	$(6,018)	$88,520

Stock compensation expense			1,636					1,636
Restricted stock issued, reclass from liability to equity (Note F)	425	4	916					920
Cancellations of restricted stock, net of issuances	(755)	(7)	7					—
Board of directors compensation	179	2	532					534
Repurchase of common stock				(1,878)	(4,681)			(4,681)
Accumulated other comprehensive income (loss):
Unrecognized gain associated with Pension Plan							1,490	1,490
Foreign currency							393	393
Adjustment to reclassify intraperiod tax allocation to accumulated deficit (Note D)						2,108	(2,108)	—
Net loss						(18,826)		(18,826)
Balance at February 3, 2018	61,486	$615	$307,557	(12,755)	$(92,658)	$(139,285)	$(6,243)	$69,986

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016

(In thousands)

	February 3, 2018	January 28, 2017	January 30, 2016
	(Fiscal 2017)	(Fiscal 2016)	(Fiscal 2015)
Cash flows from operating activities:
Net loss	$(18,826)	$(2,256)	$(8,408)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred gain on sale-leaseback	(1,465)	(1,466)	(1,465)
Amortization of deferred debt issuance costs	270	276	279
Impairment of assets	4,095	376	—
Depreciation and amortization	31,073	30,245	28,359
Deferred taxes, net of valuation allowance	(2,363)	26	105
Stock compensation expense	1,636	1,256	2,195
Issuance of common stock to Board of Directors	534	482	540

Changes in operating assets and liabilities:
Accounts receivable	4,068	(2,393)	(1,102)
Inventories	14,114	7,568	(9,794)
Prepaid expenses and other current assets	(1,110)	(563)	659
Other assets	60	(247)	350
Accounts payable	2,729	574	705
Deferred rent and lease incentives	297	4,487	2,084
Accrued expenses and other liabilities	(4,153)	(3,405)	3,883
Net cash provided by operating activities	30,959	34,960	18,390

Cash flows from investing activities:
Additions to property and equipment, net	(22,565)	(29,239)	(33,447)
Net cash used for investing activities	(22,565)	(29,239)	(33,447)

Cash flows from financing activities:
Net borrowings under credit facility	3,165	1,993	23,044
Principal payments on long-term debt	(7,088)	(7,312)	(7,489)
Costs associated with debt issuances	—	—	(15)
Repurchase of common stock	(4,681)	—	—
Proceeds from the exercise of stock options	—	—	101
Net cash provided by (used for) financing activities	(8,604)	(5,319)	15,641
Net increase (decrease) in cash and cash equivalents	(210)	402	584
Cash and cash equivalents:
Beginning of period	5,572	5,170	4,586
End of period	$5,362	$5,572	$5,170

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 3, 2018

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Destination XL Group, Inc. (collectively with its subsidiaries referred to as the “Company”) is the largest specialty retailer in the United States of big & tall men’s apparel. The Company operates under the trade names of Destination XL® (DXL®), DXL Outlets®, Casual Male XL®, Casual Male XL Outlets, Rochester Clothing, ShoesXL® and LivingXL®. At February 3, 2018, the Company operated 212 DXL stores, 78 Casual Male XL, 33 Casual Male XL outlets, 14 DXL outlets and 5 Rochester Clothing stores located throughout the United States, including one store in London, England and two stores in Canada. The Company also operates an e-commerce site to support its brands and product extensions.

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

Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.  Impairment of assets, which was previously included in “Depreciation and Amortization” on the Consolidated Statement of Operations for fiscal 2016 has been reclassified to “Impairment of Assets” for comparability to fiscal 2017.  There was no such impairment of assets in fiscal 2015.

Segment Reporting

The Company reports its operations as one reportable segment, Big & Tall Men’s Apparel, which consists of two principal operating segments: its retail business and its direct business. The Company considers its operating segments to be similar in terms of economic characteristics, production processes and operations, and have therefore aggregated them into a single reporting segment, consistent with its omni-channel business approach. The direct business operating segment includes the operating results and assets for LivingXL.

Fiscal Year

The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. Fiscal 2017 was a 53-week period which ended on February 3, 2018.  Fiscal 2016 and 2015 were 52-week periods which ended on January 28, 2017 and January 30, 2016, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and short-term investments, which have a maturity of ninety days or less when acquired. Included in cash equivalents are credit card and debit card receivables from banks, which generally settle within two to four business days.

Accounts Receivable

Accounts receivable primarily includes amounts due for tenant allowances and rebates from certain vendors. For fiscal 2017, fiscal 2016 and fiscal 2015, the Company has not incurred any losses on its accounts receivable.

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

The fair value of long-term debt at February 3, 2018 approximates the carrying amount based upon terms available to the Company for borrowings with similar arrangements and remaining maturities. See Note C, “Debt Obligations”, for more discussion.

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

Intangibles

ASC Topic 805, “Business Combinations,” requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria set forth in the statement. Under ASC Topic 350, “Intangibles Goodwill and Other,” goodwill and intangible assets with indefinite lives are tested at least annually for impairment. At each reporting period, management analyzes current events and circumstances to determine whether the indefinite life classification for its “Rochester” trademark continues to be valid. If circumstances warrant a change to a finite life, the carrying value of the intangible asset would then be amortized prospectively over the estimated remaining useful life. The Company’s “Casual Male” trademark is considered a finite-lived asset. Other intangible assets with defined lives are amortized over their useful lives.

At least annually, as of the Company’s December month-end, the Company evaluates its “Rochester” trademark. The Company performs an impairment analysis and records an impairment charge for any intangible assets with a carrying value in excess of its fair value.

In the fourth quarter of fiscal 2017, the “Rochester” trademark was tested for potential impairment, utilizing the relief from royalty method to determine the estimated fair value. The Company concluded that the “Rochester” trademark, with a carrying value of $1.5 million at February 3, 2018, was not impaired. Although some of the Rochester locations have closed as part of the DXL expansion, the Rochester Clothing stores that remain open as well as the Rochester brands that are sold in DXL stores and website are currently expected to generate more than sufficient cash flows to support the carrying value of $1.5 million for the “Rochester” trademark.

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

Below is a table showing the changes in the carrying value of the Company’s intangible assets from January 28, 2017 to February 3, 2018:

(in thousands)	January 28, 2017	Additions	Impairment	Amortization	February 3, 2018
"Rochester" trademark	$1,500	$—	$—	$—	$1,500
"Casual Male" trademark	599	—	—	(307)	292
Other intangibles (1)	129	—	—	(100)	29
Total intangible assets	$2,228	$—	$—	$(407)	$1,821

(1)	Other intangibles consist of customer lists, which have a finite life of 16 years based on its estimated economic useful life. At February 3, 2018, customer lists have a remaining life of 3 months.

The gross carrying amount and accumulated amortization of the customer lists and “Casual Male” trademark, subject to amortization, were $7.7 million and $7.4 million, respectively, at February 3, 2018 and $7.7 million and $7.0 million, respectively, at January 28, 2017. Amortization expense for fiscal 2017, 2016 and 2015 was $0.4 million, $0.4 million and $0.6 million, respectively.

Expected amortization expense for the Company’s “Casual Male” trademark and customer lists, for the next five fiscal years is as follows:

FISCAL YEAR	(in thousands)
2018	$321
2019	—
2020	—
2021	—
2022	—

Pre-opening Costs

The Company expenses all pre-opening costs for its stores as incurred.

Advertising Costs

The Company expenses in-store advertising costs as incurred. Television advertising costs are expensed in the period in which the advertising is first aired. Direct response advertising costs, if any, are deferred and amortized over the period of expected direct marketing revenues, which is less than one year. There were no deferred direct response costs at February 3, 2018 and January 28, 2017. Advertising expense, which is included in selling, general and administrative expenses, was $29.5 million, $18.2 million and $23.6 million for fiscal 2017, 2016 and 2015, respectively.

Revenue Recognition

Revenue from the Company’s retail store operations is recorded upon purchase of merchandise by customers, net of an allowance for sales returns. Revenue from the Company’s e-commerce operations is recognized at the time a customer order is delivered, net of an allowance for sales returns. Revenue is recognized by the operating segment that initiates a customer’s order.  Store sales are defined as sales that originate and are fulfilled directly at the store level.  E-commerce sales are defined as sales that originate online, including those initiated online at the store level. Sales tax collected from customers is excluded from revenue and is included as part of accrued expenses on the Company’s Consolidated Balance Sheets.

Accumulated Other Comprehensive Income (Loss) – (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income and reclassifications from AOCI for fiscal 2017, fiscal 2016 and fiscal 2015 are as follows:

	Fiscal 2017			Fiscal 2016			Fiscal 2015
(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(5,237)	$(781)	$(6,018)	$(6,113)	$(539)	$(6,652)	$(7,795)	$(443)	$(8,238)

Other comprehensive income (loss) before reclassifications, net of taxes	820	393	1,213	171	(242)	(71)	1,035	(96)	939

Amounts reclassified from accumulated other comprehensive income (loss), net of taxes (1)	670	—	670	705	—	705	647	—	647

Other comprehensive income (loss) for the period	1,490	393	1,883	876	(242)	634	1,682	(96)	1,586

Adjustment to reclassify intraperiod tax allocation to accumulated deficit (Note D)	(2,093)	(15)	(2,108)	—	—	—	—	—	—

Balance at end of fiscal year	$(5,840)	$(403)	$(6,243)	$(5,237)	$(781)	$(6,018)	$(6,113)	$(539)	$(6,652)

(1)

Includes the amortization of the unrecognized (gain)/loss on pension plans which was charged to Selling, General and Administrative expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $670,000, $705,000 and $647,000 for fiscal 2017, fiscal 2016 and fiscal 2015, respectively. There was no corresponding tax benefit.

Foreign Currency Translation

At February 3, 2018, the Company had one Rochester Clothing store located in London, England and two stores located in Toronto, Canada. Assets and liabilities for these stores are translated into U.S. dollars at the exchange rates in effect at each balance sheet date. Stockholders’ equity is translated at applicable historical exchange rates. Income, expense and cash flow items are translated at average exchange rates during the period. Resulting translation adjustments are reported as a separate component of stockholders’ equity.

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

ASC Topic 740, Income Taxes (“ASC 740”) clarifies a company’s accounting for uncertain income tax positions that are recognized in its financial statements and also provides guidance on a company’s de-recognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods, and disclosure requirements. In accordance with ASC 740, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense in its Consolidated Statement of Operations.  The Company has not accrued or paid interest or penalties which were material to its results of operations for fiscal 2017, fiscal 2016 and fiscal 2015.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 2002, with remaining fiscal years subject to income tax examination by federal tax authorities.

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

	FISCAL YEARS ENDED
	February 3, 2018	January 28, 2017	January 30, 2016
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	48,888	49,544	49,089
Common stock equivalents – stock options, restricted stock and restricted stock units (RSUs) (1)	—	—	—
Diluted weighted average common shares outstanding	48,888	49,544	49,089

(1)	Common stock equivalents, in thousands, of 134 shares, 439 shares and 583 shares for February 3, 2018, January 28, 2017 and January 30, 2016, respectively, were excluded due to the net loss.

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

	FISCAL YEARS ENDED
	February 3, 2018	January 28, 2017	January 30, 2016
(in thousands, except exercise prices)
Stock options (time-vested)	1,196	1,162	1,244
RSUs (time-vested)	732	370	—
Restricted and deferred stock	63	8	22
Range of exercise prices of such options	$1.85-$7.52	$4.49-$7.52	$4.96-$7.52

Excluded from the computation of basic earnings per shares in fiscal 2017 were 36,666 shares of unvested time-based restricted shares and 115,457 shares of deferred stock until such shares vest.

Although the shares of restricted stock are not considered outstanding for basic earnings per share purposes until vested, all shares of restricted stock were considered issued and outstanding at February 3, 2018. Each share of restricted stock has all of the rights of a holder of the Company’s common stock, including, but not limited to, the right to vote and the right to receive dividends, which rights are forfeited if the restricted stock is forfeited.  Outstanding shares of deferred stock are not considered issued and outstanding until the vesting date of the deferral period.

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

The Company recognized total stock-based compensation expense, with no tax effect, of $1.6 million, $1.3 million and $2.2 million for fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

The total stock-based compensation cost related to time-vested awards not yet recognized as of February 3, 2018 was approximately $1.8 million and will be expensed over a weighted average remaining life of approximately 20 months.

The total grant-date fair value of awards vested was $1.8 million, $2.9 million and $1.0 million for fiscal 2017, 2016 and 2015, respectively.

Any excess tax benefits resulting from the exercise of stock options or the release of restricted shares are recognized as a component of income tax expense.  Prior to the adoption of ASU 2016-09 in fiscal 2017, any excess tax benefits were recognized as additional paid-in capital.

Valuation Assumptions for Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2017, 2016 and 2015:

Fiscal years ended:	February 3, 2018	January 28, 2017	January 30, 2016
Expected volatility	49.9%	39.3%-42.7%	37.0%-39.0%
Risk-free interest rate	1.44%	0.78%-1.23%	0.75%-1.25%
Expected life (in years)	3.0	2.0	1.8-4.0
Dividend rate	—	—	—
Weighted average fair value of options granted	$0.65	$1.02	$1.44

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

For fiscal 2017 and fiscal 2016, the Company recorded impairment charges of $4.1 million and $0.4 million, respectively, for the write-down of property and equipment.  Impairment charges related to stores where the carrying value exceeded fair value. The fair value of these assets, based on Level 3 inputs, was determined using estimated discounted cash flows.  Also included in the charge for fiscal 2017 was the write-off of certain costs of $1.9 million associated with technology projects that were abandoned.

The impairment charge for fiscal 2016 was reclassified from “Depreciation and amortization” to “Impairment of assets” on the Consolidated Statement of Operations, for comparability with fiscal 2017. There was no material impairment of assets in fiscal 2015.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers

Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as "breakage".  Breakage is recognized over two years in proportion to historical redemption trends and is recorded as net sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $2.2 million and $2.4 million at February 3, 2018 and January 28, 2017, respectively.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards, and classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this standard during the first quarter of fiscal 2017. The adoption of this standard did not have a material impact on the Company’s provision for income taxes or diluted earnings per share.  The Company has elected to adopt the guidance related to the presentation of excess tax benefits in its Consolidated Statements of Cash Flows on a prospective transition method.  Since there were no excess tax benefits for fiscal 2017, 2016 or 2015 this election did not result in a change in presentation on the Consolidated Statement of Cash Flows.  In addition, the Company has elected to continue to estimate forfeitures at each grant.

Recent Accounting Pronouncements

The Company has reviewed accounting pronouncements and interpretations thereof that have effective dates during the periods reported and in future periods. The Company believes that the following impending standards may have an impact on its future filings.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the accounting guidance on revenue recognition. The amendments in this ASU are intended to provide a framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. This ASU sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2017. The standard can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of adoption. To assess the impact of ASU 2014-09, the Company reviewed its current accounting policies and practices, identified all material revenue streams, assessed the impact of the ASU on its material revenue streams and identified potential differences with current policies and practices.

The Company plans to adopt this standard in the first quarter of fiscal 2018, with no significant impact, using the modified retrospective approach. Generally, the Company’s performance obligations are satisfied the same day that contracts with customers are initiated. As such, the adoption of the new standard will not have a material impact on the Company’s Consolidated Financial Statements, business processes, controls or systems, but the Company expects to have enhanced disclosures related to disaggregation of revenue sources and accounting policies.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require lessees to recognize lease assets and lease liabilities for most leases, including those leases previously classified as operating leases under current GAAP. The ASU retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those years; earlier adoption is permitted. While there is an exposure draft to amend Topic 842 to provide entities with an additional transition method, presently the Company would be required to adopt this ASU using the modified retrospective approach.

The Company has selected its leasing software solution and is in the process of identifying changes to its business processes, systems and controls to support adoption of the new standard in fiscal 2019. The Company is evaluating the impact that the new standard will have on the consolidated financial statements. While the Company is still in the process of quantifying the impact, it expects the adoption of the new standard to result in a material gross-up of its Consolidated Balance Sheets as a result of recognizing lease liabilities and right of use assets.

In March 2016, the FASB issued ASU 2016-04, “Liabilities—Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products,” which amends exempting gift cards and other prepaid stored-value products from the guidance on extinguishing financial liabilities. Rather, they will be subject to breakage accounting consistent with the new revenue guidance in Topic 606. However, the exemption only applies to breakage liabilities that are not subject to unclaimed property laws or that are attached to segregated bank accounts (e.g., consumer debit cards).  The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company will adopt ASU 2016-04 in the first quarter of fiscal 2018 and does not expect the adoption of this pronouncement to have a material impact on its Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which reduces the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230.  The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company will adopt ASU 2016-15 in the first quarter of fiscal 2018 and does not expect the adoption of this pronouncement to have a material impact on its Consolidated Financial Statements.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718)”which provides clarity in order to reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted. The Company will adopt ASU 2017-09 in the first quarter of fiscal 2018 and does not expect the adoption of this pronouncement to have a material impact on its Consolidated Financial Statements.

No other new accounting pronouncements, issued or effective during fiscal 2017, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

B. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated:

(in thousands)	February 3, 2018	January 28, 2017
Furniture and fixtures	$75,895	$72,440
Equipment	21,612	20,453
Leasehold improvements	117,274	107,470
Hardware and software	84,532	76,923
Construction in progress	4,981	9,892
	304,294	287,178
Less: accumulated depreciation	193,262	162,831
Total property and equipment	$111,032	$124,347

Depreciation expense for fiscal 2017, 2016 and 2015 was $30.7 million, $29.8 million and $27.7 million, respectively.

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

At February 3, 2018, the Company had outstanding borrowings under the Credit Facility of $47.6 million, before unamortized debt issuance costs of $0.2 million. Outstanding standby letters of credit were $3.3 million and documentary letters of credit were $1.3 million. Unused excess availability at February 3, 2018 was $37.5 million. Average monthly borrowings outstanding under the Credit Facility during fiscal 2017 were $59.7 million, resulting in an average unused excess availability of approximately $42.5 million. The Company’s ability to borrow under the Credit Facility is determined using an availability formula based on eligible assets, with increased advance rates based on seasonality. Pursuant to the terms of the Credit Facility, if the Company’s excess availability under the Credit Facility fails to be equal to or greater than the greater of (i) 10% of the Loan Cap (defined in the Credit Facility as the lesser of the revolving credit commitments at such time or the borrowing base at the relevant measurement time) and (ii) $7.5 million, the Company will be required to maintain a minimum consolidated fixed charge coverage ratio of 1.0:1.0 in order to pursue certain transactions, including but not limited to, stock repurchases, payment of dividends and business acquisitions.

Borrowings made pursuant to the Credit Facility bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% or (c) the annual ICE-LIBOR rate (“LIBOR”) for the respective interest period) plus a varying percentage, based on the Company’s borrowing base, of 0.50%-0.75% for prime-based borrowings and 1.50%-1.75% for LIBOR-based borrowings. The Company is also subject to an unused line fee of 0.25%. At February 3, 2018, the Company’s prime-based interest rate was 5.00%.

At February 3, 2018, the Company had approximately $40.0 million of its outstanding borrowings in a LIBOR-based contract with an interest rate of approximately 2.97%. The LIBOR-based contract expired February 6, 2018. When a LIBOR-based borrowing expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

The fair value of the amount outstanding under the Credit Facility at February 3, 2018 approximated the carrying value.

Long-Term Debt

Components of long-term debt are as follows:

(in thousands)	February 3, 2018	January 28, 2017
Equipment financing notes	$501	$6,589
Term loan, due 2019	11,750	12,750
Less: unamortized debt issuance costs	(190)	(337)
Total long-term debt	12,061	19,002
Less: current portion of long-term debt	1,392	6,941
Long-term debt, net of current portion	$10,669	$12,061

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

The Term Loan Facility includes usual and customary mandatory prepayment provisions for transactions of this type that are triggered by the occurrence of certain events. In addition, the amounts advanced under the Term Loan Facility can be optionally prepaid in whole or part. The Company is no longer subject to any prepayment penalties.

The Term Loan Facility matures on October 29, 2019. It is secured by a first priority lien on certain equipment of the Company, and a second priority lien on substantially all of the remaining assets of the Company, excluding intellectual property.

Long-term debt maturities

Annual maturities of long-term debt for the next five fiscal years are as follows:

(in thousands)
Fiscal 2018	$1,501
Fiscal 2019	10,750
Fiscal 2020	—
Fiscal 2021	—
Fiscal 2022	—

The Company paid interest and fees totaling $3.2 million, $2.8 million and $2.8 million for fiscal 2017, 2016 and 2015, respectively.

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

Since the fourth quarter of fiscal 2013, the Company has maintained a valuation allowance against its deferred tax assets. While the Company has projected it will return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, based on operating results for fiscal 2017 and the Company’s forecast for fiscal 2018, the Company believes that a full allowance remains appropriate at this time.  Realization of the Company’s deferred tax assets is dependent on generating sufficient taxable income in the near term.

The Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted on December 22, 2017. The 2017 Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, eliminated the 20-year limit on the carryforward of losses, and resulted in the Company remeasuring its existing deferred tax balances. In addition, the 2017 Tax Act limits the future deductibility of certain items, such as certain compensation and interest expenses, and allows qualifying capital expenditures to be deducted fully in the year of purchase. The Company remeasured deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. Because the Company’s valuation allowance against these deferred assets was also remeasured, there was no impact to the Company’s income tax provision, see the reconciliation table between the statutory and effective income tax rates. The Tax Act will allow for the indefinite carryforward of future net operating losses and will impose an annual limitation on the utilization of future losses, based on 80% of taxable income.

As of February 3, 2018, for federal income tax purposes, the Company has net operating loss carryforwards of $141.4 million, which will expire from 2022 through 2036 and net operating loss carryforwards of $16.1 million that are not subject to expiration.  For state income tax purposes, the Company has $88.6 million of net operating losses that are available to offset future taxable income.  Additionally, the Company has $2.8 million of net operating loss carryforwards related to the Company’s operations in Canada.

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

As part of the 2017 Tax Act, the corporate alternative minimum tax (“AMT”) was repealed and the Company’s AMT credit of $2.1 million became refundable.  Accordingly, the Company reversed its valuation allowance against the AMT credit, recognized an income tax benefit for $2.1 million and established a non-current receivable of $2.1 million, which will be realized over the next four years.

During 2017, the Company reclassified approximately $2.1 million to accumulated deficit from accumulated other comprehensive income (loss) due to intraperiod tax allocations.  Approximately $1.4 million of this pertained to years prior to FY 2017.

The components of the net deferred tax assets as of February 3, 2018 and January 28, 2017 were as follows (in thousands):

	February 3, 2018	January 28, 2017

Deferred tax assets:
Net operating loss carryforward	$38,801	$50,399
Gain on sale-leaseback	3,036	5,170
Accrued expenses and other	2,089	4,340
Lease accruals	2,322	4,358
Goodwill and intangibles	338	1,513
Unrecognized loss on pension and pension expense	1,801	3,311
Capital loss carryforward	1,996	3,021
Inventory reserves	1,539	2,659
Alternative minimum tax credit carryforward	—	2,292
Foreign tax credit carryforward	766	901
Federal wage tax credit carryforward	824	707
Unrecognized loss on foreign exchange	148	328
State tax credits	147	124
Excess of tax over book depreciation/amortization	(6,144)	(15,192)
Subtotal	$47,663	$63,931
Valuation allowance	(47,663)	(63,931)
Net deferred tax assets	$—	$—

Deferred tax liabilities:
Goodwill and intangibles	$—	$(222)
Deferred tax liabilities	$—	$(222)

For fiscal 2017, the Company had total deferred tax assets of $53.8 million, total deferred tax liabilities of $6.1 million and a valuation allowance of $47.7 million.

The provision (benefit) for income taxes consisted of the following:

	FISCAL YEARS ENDED
	February 3, 2018	January 28, 2017	January 30, 2016

(in thousands)
Current:
Federal and state	$(109)	$91	$104
Foreign	(100)	49	51
	(209)	140	155
Deferred:
Federal and state	(2,363)	23	94
Foreign	—	3	11
	(2,363)	26	105

Total provision (benefit)	$(2,572)	$166	$260

The following is a reconciliation between the statutory and effective income tax rates in dollars for the provision (benefit) for income tax:

	FISCAL YEARS ENDED
	February 3, 2018	January 28, 2017	January 30, 2016

(in thousands)
Federal income tax at the statutory rate (1)	$(7,215)	$(732)	$(2,852)
State income and other taxes, net of federal tax benefit	(407)	(1)	(177)
Federal rate change on deferred assets (2)	22,796	—	—
Federal rate change on valuation allowance (2)	(22,796)	—	—
Permanent items	563	225	137
Change in uncertain tax provisions	—	—	—
Charge for valuation allowance	7,249	775	3,200
Refundable AMT credit	(2,141)	—	—
Other, net	(621)	(101)	(48)
Total provision (benefit)	$(2,572)	$166	$260
(1)	The federal income tax at the statutory rate for fiscal 2017 reflects a blended rate of 33.72%, based on the statutory rate decreasing from 35% to 21% on January 1, 2018.
(2)	This represents the federal rate change impact as of the end of fiscal 2017. The rate change impact on deferred assets and valuation allowance as a result of the 2017 Tax Act was $22.8 million.

As discussed in Note A, the Company’s financial statements reflect the expected future tax consequences of uncertain tax positions that the Company has taken or expects to take on a tax return, based solely on the technical merits of the tax position.  The liability for unrecognized tax benefits at February 3, 2018 and January 28, 2017 was approximately $2.0 million and $3.1 million, respectively, and was associated with a prior tax position related to exiting the Company’s direct business in Europe during fiscal 2013.  The amount of unrecognized tax benefits has been presented as a reduction in the reported amounts of the Company’s federal and state net operating losses carryforwards. No penalties or interest have been accrued on this liability because the carryforwards have not yet been utilized.  The reversal of this liability would result in a tax benefit being recognized in the period in which the Company determines the liability is no longer necessary.

The Company made tax payments of $0.1 million, $0.1 million and $0.1 million for fiscal 2017, 2016 and 2015, respectively.

E. COMMITMENTS AND CONTINGENCIES

At February 3, 2018, the Company was obligated under operating leases covering store and office space, automobiles and certain equipment for future minimum rentals, merchandise purchase obligations and a non-merchandise purchase agreement as follows:

Total
FISCAL YEAR	(in millions)
Fiscal 2018	$70.1
Fiscal 2019	63.6
Fiscal 2020	59.8
Fiscal 2021	47.5
Fiscal 2022	43.5
Thereafter	90.0
$374.5

In addition to future minimum rental payments, many of the store leases include provisions for common area maintenance, mall charges, escalation clauses and additional rents based on a percentage of store sales above designated levels. The store leases are generally 5 to 10 years in length and contain renewal options extending their terms by 5 to 10 years.

Amounts charged to operations for all occupancy costs, automobile and leased equipment expense were $66.0 million, $63.9 million and $62.0 million for fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

In fiscal 2006, as part of a sale-leaseback transaction with a subsidiary of Spirit Finance Corp. (“Spirit”), the Company entered into a 20-year lease agreement (the “Lease Agreement”) for its corporate headquarters and distribution center whereby the Company agreed to lease the property it sold to Spirit back for an annual rent of $4.6 million. The Company realized a gain of approximately $29.3 million on the sale of this property, which has been deferred and is being amortized over the initial 20 years of the related lease agreement. At the end of the initial term, the Company will have the opportunity to extend the Lease Agreement for six additional successive periods of five years. In addition, on February 1, 2011, the fifth anniversary of the Lease Agreement and for every fifth anniversary thereafter, the base rent will be subject to a rent increase not to exceed the lesser of 7% or a percentage based on changes in the Consumer Price Index. The Company’s current annual rent of $5.2 million will be offset each lease year by $1.5 million related to the amortization of this deferred gain. This lease commitment, excluding the impact of the gain, is included in the above table of expected future minimum rentals obligations.

Included in the table above, is a merchandise purchase obligation for which the Company is contractually committed to meet minimum purchases of $11.5 million in fiscal 2018, $10.0 million in fiscal 2019 and $10.0 million in fiscal 2020.

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

2016 Long-Term Incentive Wrap-Around Plan

The 2016 Long-Term Incentive Wrap-Around Plan (the “2016 Wrap”), which was approved in the fourth quarter of fiscal 2014, was a supplemental performance-based incentive plan that was only effective if there was no vesting of the performance-based awards under the 2013-2016 LTIP and, as a result, all performance-based awards under that plan are forfeited.  The performance targets under the 2013-2016 LTIP were not achieved at the end of fiscal 2016 and accordingly, the Wrap-Around Plan became effective.

The performance target under the 2016 Wrap consisted of two metrics, Sales and EBITDA, with threshold (50%), target (80%) and maximum (100%) payout levels. Each metric was weighted as 50% of the total performance target. However, in order for there to be any payout under either metric, EBITDA for fiscal 2016 must be equal to or greater than the minimum threshold.

The 2016 Wrap also provided for an opportunity to receive additional shares of restricted stock if the performance targets were achieved and the Company’s closing stock price was $6.75 or higher on the day earnings for fiscal 2016 are publicly released, which was March 20, 2017.  The stock did not achieve a minimum of $6.75, therefore, no additional award was earned.

Based on the operating results for fiscal 2016, the Company achieved 50.6% of its EBITDA target.  The minimum threshold for the Sales target was not achieved.  Accordingly, in the first quarter of fiscal 2017, the Compensation Committee of the Board of Directors approved awards totaling $2.3 million, with a grant date of March 20, 2017.  On that date, the Company granted shares of restricted stock, with a fair value of approximately $1.0 million and cash awards totaling approximately $1.3 million.  All outstanding awards vested on July 28, 2017.

On March 20, 2017, in conjunction with the grant of these restricted stock awards, the Company reclassified $0.9 million of the liability accrual from “Accrued Expenses and Other Current Liabilities” to “Additional Paid-in Capital.” See the Consolidated Statements of Changes in Stockholders’ Equity.

Long-Term Incentive Plan

On March 15, 2016, the Compensation Committee approved the Destination XL Group, Inc. Long-Term Incentive Plan, as amended February 1, 2017 (the “LTIP”).

Under the terms of the LTIP, each year the Compensation Committee will establish performance targets which will cover a two-year performance period (each a “Performance Period”), thereby creating overlapping Performance Periods.  Each participant in the plan will be entitled to receive an award based on that participant’s “Target Cash Value” which is defined as the participant’s annual base salary (on the participant’s effective date) multiplied by his or her long-term incentive program percentage, which is 100% for the Company’s Chief Executive Officer, 70% for its senior executives and 25% for other participants in the plan.  The Target Cash Value for any award is based on one year of annual salary.

For each participant, 50% of the Target Cash Value is subject to time-based vesting and 50% is subject to performance-based vesting.  The time-vested portion of the award vests in two installments with 50% of the time-vested portion vesting on April 1 following the fiscal year end which marks the end of the applicable Performance Period and 50% vesting on April 1 the succeeding year. The performance-based vesting is subject to the achievement of the performance target(s) for the applicable Performance Period. Any performance award granted vests on August 31 following the end of the applicable Performance Period.

For the 2016-2017 Performance Period, the Compensation Committee established two performance targets under the LTIP (the “2016-2017 LTIP”), each weighted 50%. The first target was EBITDA for fiscal 2017, defined as earnings before interest, taxes, depreciation and amortization, and the second target was “DXL Comparable Store Marginal Cash-Over-Cash Return,” defined as the aggregate of each comparable DXL store’s four-wall cash flow for fiscal 2017 divided by the aggregate capital investment, net of any tenant allowance, for each comparable DXL store.

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

All time-based awards granted under both the 2016-2017 LTIP and 2017-2018 LTIP were in restricted stock units (RSUs). As of February 3, 2018, the stock-based compensation associated with the time-based awards of $1.9 million and $2.0 million, respectively, for the 2016-2017 LTIP and the 2017-2018 LTIP, is being expensed over thirty-six months, based on the respective vesting dates.  With respect to the performance-based component, based on operating results for fiscal 2017, the Company achieved 54.4% payout of its DXL Comparable Store Marginal Cash-Over-Over-Cash Return target under the 2016-2017 LTIP.  The minimum threshold for the EBITDA target was not achieved.  Accordingly, subsequent to year-end, on March 21, 2018 the Compensation Committee approved the grant of restricted stock unit awards totaling $0.5 million, with a grant date of April 2, 2018.  The awards are subject to further vesting through August 31, 2018. At February 3, 2018, $0.4 million of the $0.5 million performance-based component was accrued.

Assuming that the Company achieves, at target, the performance targets under the 2017-2018 LTIP, the compensation expense is estimated to be approximately $2.0 million.  Through the end of the fiscal 2017, because the performance targets were not deemed probable at February 3, 2018, no compensation expense for the performance-based compensation under the 2017-2018 LTIP has been recognized through fiscal 2017.

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

2016 Plan

The initial share reserve under the 2016 Plan is 5,200,000 shares of the Company’s common stock. A grant of a stock option award or stock appreciation right reduces the outstanding reserve on a one-for-one basis.  A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, reduces the outstanding reserve by a fixed ratio of  1.9 shares for every share granted.

In addition to the initial share reserve of 5,200,000 shares, the 525,538 shares that remained available under the 2006 Plan were added and became available for issuance under the 2016 Plan on August 4, 2016.  In accordance with the terms of the 2016 Plan, any shares outstanding under the 2006 Plan at August 4, 2016 that subsequently terminate, expire or are canceled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with options and stock appreciation rights being added back on a one-for-one basis and full-value awards being added back on a 1 to1.9 basis.  Accordingly, an additional 3,610,963 shares have been added to share availability under the 2016 Plan since August 2016. At February 3, 2018, the Company had 6,536,551 shares available under the 2016 Plan.

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

The following tables summarize the stock option activity and share activity for the Company’s 2006 Plan and 2016 Plan, on a combined basis, during fiscal 2017:

Stock Option Activity

The following table summarizes stock option activity under the plans for fiscal 2017:

	Number of Shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	2,524,546	$4.98
Options granted	30,000	$1.85
Options canceled	(1,358,636)	$5.04
Options exercised	—	—

Outstanding options at end of year	1,195,910	$4.80	4.4 years	$21,750
Options exercisable at end of year	1,175,910	$4.85	4.4 years	$7,250
Vested and expected to vest at end of year	1,195,910	$4.80	4.4 years	$21,750

There were no exercises of options during fiscal 2017 or fiscal 2016.

Non-Vested Share Activity

The following table summarizes activity for non-vested shares under the plans for fiscal 2017:

	Restricted shares	Restricted Stock Units (1)	Deferred shares (2)	Fully-vested shares (3)	Total number of shares	Weighted-average grant-date fair value (4)
Shares
Outstanding non-vested shares at beginning of year	856,332	369,828	64,876	—	1,291,036	$5.09
Shares granted	484,558	838,546	100,554	86,503	1,510,161	$2.64
Shares vested/issued	(447,003)	(42,453)	(49,973)	(86,503)	(625,932)	$2.71
Shares canceled	(857,221)	(117,369)	—	—	(974,590)	$4.87
Outstanding non-vested shares at end of year	36,666	1,048,552	115,457	—	1,200,675	$3.43
Vested and expected to vest at end of year	36,666	891,269	115,457	—	1,043,392

(1)

Restricted Stock Units (“RSU”s) were primarily granted in connection with the time-vested portion of the 2017-2018 LTIP.  The RSUs vest in two tranches with the first 50% vesting on April 1, 2019 and the remaining vesting 50% on April 1, 2020.

(2)

The 100,554 shares of deferred stock, with a fair value of approximately $232,064, represent compensation to certain directors in lieu of cash, in accordance with their irrevocable elections.  The shares of deferred stock vest three years from the date of grant or at separation of service, based on the irrevocable election of each director.

(3)

During fiscal 2017, the Company granted 86,503 shares of stock, with a fair value of approximately $204,477 to certain directors as compensation in lieu of cash, in accordance with their irrevocable elections.  Directors are required to elect 50% of their quarterly retainer in equity.  Any shares in excess of the minimum required election are issued from the Third Amended and Restated Non-Employee Director Stock Purchase Plan (the “Non-Employee Director Compensation Plan”).

(4)	The fair value of a restricted share, deferred share and fully-vested share is equal to the Company’s closing stock price on the date of grant.

Total unrecognized stock compensation of $1.8 million at February 3, 2018 is expected to be recognized over a weighted-average period of 20 months.

Non-Employee Director Compensation Plan

In January 2010, the Company established a Non-Employee Director Stock Purchase Plan to provide a convenient method for its non-employee directors to acquire shares of the Company’s common stock at fair market value by voluntarily electing to receive shares of common stock in lieu of cash for service as a director. The substance of this plan is now encompassed within the Company’s Third Amended and Restated Non-Employee Director Compensation Plan.

Beginning in fiscal 2015, the non-employee directors are required to take 50% of their annual retainer, which is paid quarterly, in equity.  Any shares of stock, deferred stock or stock options issued to a director as part of this 50% requirement are issued from the 2016 Plan. Only discretionary elections of equity will be issued from the Non-Employee Director Compensation Plan.

The following shares of common stock, with the respective fair value, were issued to its non-employee directors as compensation for fiscal 2017, fiscal 2016 and fiscal 2015:

	Number of shares of common stock issued	Fair value of common stock issued
Fiscal 2017	42,450	$96,856
Fiscal 2016	14,509	$68,456
Fiscal 2015	24,947	$127,734

H. RELATED PARTIES

Seymour Holtzman and Jewelcor Management, Inc.

Seymour Holtzman, the Executive Chairman of the Company’s Board of Directors (the “Board”), is the chairman, chief executive officer and president and, together with his wife, indirectly, the majority shareholder of Jewelcor Management, Inc. (“JMI”). Mr. Holtzman, who was initially appointed Chairman of the Board in April 2000, is the beneficial holder of approximately 9.2% of the outstanding common stock of the Company at February 3, 2018.

On August 7, 2014, the Company entered into an Employment and Chairman Compensation Agreement (the “Compensation Agreement”) with Mr. Holtzman. Pursuant to the terms of the agreement, Mr. Holtzman serves as both an employee of the Company, reporting to the Board, and, in his capacity as Chairman of the Board, as Executive Chairman, with the duties of the Chairman of the Board as set forth in the Company’s Fourth Amended and Restated By-Laws. The initial term of the agreement was for two years. Commencing August 7, 2015, on each anniversary date, the agreement automatically extends for an additional one-year term. Accordingly, the current expiration date of the agreement is August 7, 2019.

Effective May 4, 2017, the Compensation Agreement was amended to reduce Mr. Holtzman’s annual compensation for his services as Executive Chairman from $372,750 to $200,000.  Mr. Holtzman continues to receive an annual base salary of $24,000 for his service as an employee of the Company, reporting to the Board.  No other changes to the Employment and Chairman Compensation Agreement were made.

Oliver Walsh

Oliver Walsh was elected as a director at the Company’s Annual Meeting of Stockholders on August 3, 2017. On August 17, 2017, Mr. Walsh entered into a temporary consulting agreement with the Company to serve as the Interim Chief Marketing Officer through the Fall and Holiday selling seasons, while the Company searched for a Chief Marketing Officer.  Pursuant to the terms of the temporary consulting agreement, Mr. Walsh was entitled to receive compensation at a rate of $7,000 per week plus reimbursement for all business and travel expenses.  Because of the related party relationship, the temporary consulting agreement was approved by the Company’s Audit Committee. The temporary consulting agreement ended on December 18, 2017.  For fiscal 2017, Mr. Walsh received total compensation pursuant to the temporary consulting agreement, excluding reimbursement of expenses, of $130,400.

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

These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of accumulated other comprehensive income (loss). The amortization of the unrecognized loss included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic pension cost in fiscal 2018 is approximately $699,000.

Noncontributory Pension Plan

In connection with the Casual Male acquisition in May 2002, the Company assumed the assets and liabilities of the Casual Male Noncontributory Pension Plan “Casual Male Corp. Retirement Plan”, which was previously known as the J. Baker, Inc. Qualified Plan (the “Pension Plan”). Casual Male Corp. froze all future benefits under this plan on May 1, 1997.

The following table sets forth the Pension Plan’s funded status at February 3, 2018 and January 28, 2017:

	February 3, 2018	January 28, 2017
	in thousands
Change in benefit obligation:
Balance at beginning of period	$16,456	$16,845
Benefits and expenses paid	(775)	(733)
Interest costs	641	686
Settlements	(410)	(346)
Actuarial loss	372	4
Balance at end of year	$16,284	$16,456

Change in fair value of plan assets:
Balance at beginning of period	$11,734	$11,969
Actual return on plan assets	1,720	844
Employer contributions	586	—
Settlements	(410)	(346)
Benefits and expenses paid	(775)	(733)
Balance at end of period	$12,855	$11,734

Reconciliation of Funded Status
Projected benefit obligation	$16,284	$16,456
Fair value of plan assets	12,855	11,734
Unfunded Status	$(3,429)	$(4,722)

Balance Sheet Classification
Other long-term liabilities	$3,429	$4,722

Total plan expense and other amounts recognized in accumulated other comprehensive loss for the years ended February 3, 2018, January 28, 2017 and January 30, 2016 include the following components:

	February 3, 2018	January 28, 2017	January 30, 2016
Net pension cost:	(in thousands)
Interest cost on projected benefit obligation	$641	$686	$634
Expected return on plan assets	(813)	(927)	(1,013)
Amortization of unrecognized loss	842	946	1,026
Net pension cost	$670	$705	$647

Other changes recognized in other comprehensive loss, before taxes:
Unrecognized losses at the beginning of the year	$7,280	$8,139	$9,746
Net periodic pension cost	(670)	(705)	(647)
Employer contribution	586	—	146
Change in plan assets and benefit obligations	(1,293)	(154)	(1,106)
Unrecognized losses at the end of year	$5,903	$7,280	$8,139

The Company’s contribution for fiscal 2018 is estimated to be approximately $628,000.

Assumptions used to determine the benefit obligations as of February 3, 2018 and January 28, 2017 include a discount rate of 3.68% for fiscal 2017 and 4.00% for fiscal 2016. Assumptions used to determine the net periodic benefit cost for the years ended February 3, 2018, January 28, 2017 and January 30, 2016 included a discount rate of 3.68% for fiscal 2017, 4.00% for fiscal 2016 and 4.16% for fiscal 2015.

The expected long-term rate of return for plan assets was assumed to be 7.00% for fiscal 2017 and 8.00% for fiscal 2016. The expected long-term rate of return assumption was developed considering historical and future expectations for returns for each asset class.

Estimated Future Benefit Payments

The estimated future benefits for the next ten fiscal years are as follows:

Total
FISCAL YEAR	(in thousands)
2018	$857
2019	878
2020	936
2021	961
2022	980
2023-2027	5,048
$9,660

Plan Assets

The fair values of the Company’s noncontributory defined benefit retirement plan assets at the end of fiscal 2017 and fiscal 2016, by asset category, were as follows:

	Fair Value Measurement
	February 3, 2018				January 28, 2017
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset category:
Common Stock :
U.S.	$—	$—	$—	$—	$2,645	$—	$—	$2,645
Foreign	—	—	—	—	210	—	—	210
Mutual Funds:
U.S. Equity	4,789	—	—	4,789	2,153	—	—	2,153
International Equity	3,662	—	—	3,662	2,039	—	—	2,039
Bond	4,074	—	—	4,074	4,418	—	—	4,418
Real Estate Investment Trust	-	—	—	—	6	—	—	6
Cash	330	—	—	330	263	—	—	263
Total	$12,855	$—	$—	$12,855	$11,734	$—	$—	$11,734

The Company’s target asset allocation for fiscal 2018 and its asset allocation at February 3, 2018 and January 28, 2017 were as follows, by asset category:

	Target Allocation	Percentage of plan assets at
	Fiscal 2018	February 3, 2018	January 28, 2017
Asset category:
Equity securities	60.0%	65.7%	60.1%
Debt securities	38.0%	31.7%	37.7%
Cash	2.0%	2.6%	2.2%
Total	100.0%	100.0%	100.0%

The target policy is set to maximize returns with consideration to the long-term nature of the obligations and maintaining a lower level of overall volatility through the allocation of fixed income. The asset allocation is reviewed throughout the year for adherence to the target policy and is rebalanced periodically towards the target weights.

Supplemental Executive Retirement Plan

In connection with the Casual Male acquisition, the Company also assumed the liability of the Casual Male Supplemental Retirement Plan (the “SERP”).

The following table sets forth the SERP’s funded status at February 3, 2018 and January 28, 2017:

	February 3, 2018	January 28, 2017
	in thousands
Change in benefit obligation:
Balance at beginning of period	$652	$670
Benefits and expenses paid	(32)	(30)
Interest costs	25	27
Actuarial gain	(115)	(15)
Balance at end of year	$530	$652

Change in fair value of plan assets
Balance at beginning of period	$—	$—
Employer contributions	32	30
Benefits and expenses paid	(32)	(30)
Balance at end of period	$—	$—

Projected benefit obligation	$530	$652

Reconciliation of Funded Status
Projected benefit obligation	$530	$652
Fair value of plan assets	—	—
Unfunded Status	$(530)	$(652)

Balance Sheet Classification
Other long-term liabilities	$530	$652
Other changes recognized in other comprehensive loss, before taxes (in thousands):

	February 3, 2018	January 28, 2017	January 30, 2016
Other changes recognized in other comprehensive loss, before taxes:	in thousands
Unrecognized losses at the beginning of the year	$157	$178	$256
Net periodic pension cost	(30)	(33)	(34)
Employer contribution	32	30	30
Change in benefit obligations	(122)	(18)	(74)
Unrecognized losses at the end of year	$37	$157	$178

Assumptions used to determine the benefit obligations as of February 3, 2018 and January 28, 2017 included a discount rate of 3.60% for fiscal 2017 and 4.00% for fiscal 2016. Assumptions used to determine the net periodic benefit cost for the years ended February 3, 2018, January 28, 2017 and January 30, 2016 included a discount rate of 3.60% for fiscal 2017, 4.00% for fiscal 2016 and 4.16% for fiscal 2015.

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

The Company recognized $2.3 million, $2.2 million and $2.0 million of expense under this plan in fiscal 2017, 2016 and 2015, respectively.

J. SELECTED QUARTERLY DATA (UNAUDITED)

(Certain columns may not foot due to rounding.)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	FULL YEAR
	(In Thousands, Except Per Share Data)
FISCAL YEAR 2017
Sales	$107,629	$121,125	$103,700	$135,522	$467,976
Gross profit	48,688	55,817	44,813	61,039	210,357
Operating income (loss)	(5,234)	(2,872)	(4,835)	(5,100)	(18,041)
Loss before taxes	(6,036)	(3,696)	(5,706)	(5,960)	(21,398)
Income tax provision (benefit)	29	35	—	(2,636)	(2,572)
Net loss	$(6,065)	$(3,731)	$(5,706)	$(3,324)	$(18,826)
Loss per share – basic and diluted	$(0.12)	$(0.08)	$(0.12)	$(0.07)	$(0.39)

FISCAL YEAR 2016
Sales	$107,891	$117,875	$101,871	$122,646	$450,283
Gross profit	49,766	54,843	45,238	55,034	204,881
Operating income (loss)	1,055	1,017	(3,639)	2,544	977
Income (loss) before taxes	271	234	(4,418)	1,823	(2,090)
Income tax provision	57	35	34	40	166
Net income (loss)	$214	$199	$(4,452)	$1,783	$(2,256)
Earnings (loss) per share – basic and diluted	$0.00	$0.00	$(0.09)	$0.04	$(0.05)

The Company’s fiscal quarters are based on a retail cycle of 13 weeks. Fiscal 2017 was a 53-week year, therefore, the fourth quarter of fiscal 2017 was a 14-week period.  Historically, and consistent with the retail industry, the Company has experienced seasonal fluctuations as it relates to its operating income and net income. Traditionally, a significant portion of the Company’s operating income and net income is generated in the fourth quarter, as a result of the holiday selling season.

K. SUBSEQUENT EVENT

On March 23, 2018, the Company announced that David Levin, President and Chief Executive Officer, has informed the board of directors of his plan to retire as President, CEO and director of the Company by the end of 2018.

In connection with this announcement, the Company and Mr. Levin have entered in a Transition Agreement (“Transition Agreement”) addressing Mr. Levin’s future retirement and related successor issues. The Transition Agreement modifies and supplements certain terms of Mr. Levin’s existing employment agreement with the Company (“Employment Agreement”), which currently provides for an employment term for Mr. Levin running through December 31, 2019.

Under the terms of the Transition Agreement Mr. Levin will continue to serve as Chief Executive Officer until the earlier of December 31, 2018 or the date that the Company employs a full-time successor Chief Executive Officer (the “Transition Date”).  As of the Transition Date, Mr. Levin will resign and retire as President and Chief Executive Officer and as a Director of the Company. After the Transition Date and through December 31, 2019, Mr. Levin shall remain employed by the Company to perform reasonable transition duties or other consulting activities or projects, unless his employment is terminated as provided for in the Employment Agreement. If the Company employs a new Chief Executive Officer prior to December 31, 2018, Mr. Levin may elect to terminate his employment for “good reason” within ten days and will receive the payments provided for under the Employment Agreement as a result of such separation. Apart from this time period, Mr. Levin has no other opportunity to terminate his employment for “good reason.”

If Mr. Levin remains employed after the Transition Date, he will perform transition duties and projects as requested through December 31, 2019 and continue to receive all compensation otherwise due him under the Employment Agreement. With respect to his ongoing employment through December 31, 2019, payments associated with Mr. Levin’s incentive awards for the fiscal year ending February 2, 2019 will be based on actual performance results and payments associated with his incentive awards for the fiscal year ending February 1, 2020 will be paid at target (regardless of actual performance). If there is a change in control of the Company while Mr. Levin remains employed, payments that would have otherwise been due him through December 31, 2019 shall be paid to him in a lump sum (with a limited gross up). So long as Mr. Levin remains employed through December 31, 2019 the vesting of his outstanding long term incentive awards will be treated based on the retirement provisions of the applicable plans.

Except as otherwise modified by the Transition Agreement, Mr. Levin remains subject to the provisions of the Employment

Agreement, including various restrictive covenants. The applicable restricted periods associated with those covenants commence on the earlier of December 31, 2018 or when his employment is terminated. Except as addressed in the Transition Agreement, the provisions of the Employment Agreement relating to any termination as a result of disability, death, resignation or with or without cause remain in effect. All payment obligations of the Company remain subject to Mr. Levin executing a general release within thirty days of the execution of the Transition Agreement and again within thirty days of his termination of employment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 3, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 3, 2018, our disclosure controls and procedures were effective.

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

Management assessed the design and effectiveness of our internal control over financial reporting as of February 3, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework (2013).

Based on management’s assessment and the above mentioned criteria, management determined that we maintained effective internal control over financial reporting as of February 3, 2018.

KPMG, LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting as of February 3, 2018, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Destination XL Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Destination XL Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 3, 2018 and January 28, 2017, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 3, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 23, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Boston, Massachusetts

March 23, 2018

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 3, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III.

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to this Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended February 3, 2018 in connection with our 2018 Annual Meeting of Stockholders.

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 3, 2018.

Item 11. Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 3, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 3, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 3, 2018.

Item 14. Principal Accounting Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended February 3, 2018.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

15(a)(1) Financial Statements

The list of consolidated financial statements and notes required by this Item 15(a)(1) is set forth in the “Index to Consolidated Financial Statements” on page 39 of this Annual Report.

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

Item 16. Form 10-K Summary

Omitted at registrant’s option.

Index to Exhibits

Exhibits

3.1

Restated Certificate of Incorporation of the Company (conformed copy incorporating all amendments through February 25, 2013) (included as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 20, 2017, and incorporated herein by reference).

3.2	Fourth Amended and Restated By-Laws (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 18, 2015, and incorporated herein by reference).

10.1	Company’s 2006 Incentive Compensation Plan, as amended (included as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 17, 2014, and incorporated herein by reference).	†

10.2	Company’s 2016 Incentive Compensation Plan, as amended (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2016, and incorporated herein by reference).	†

10.3	Form of Non-Qualified Option Agreement for Associates (included as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 20, 2017, and incorporated herein by reference).	†

10.4

Form of Non-Qualified Option Agreement for Associates (pursuant to the Company’s Long-Term Incentive Plan) (included as Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed March 20, 2017, and incorporated herein by reference).

†

10.5	Form of Restricted Stock Agreement for Associates (included as Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 20, 2017, and incorporated herein by reference).	†

10.6

Form of Restricted Stock Agreement for Associates (pursuant to the Company’s Long-Term Incentive Plan) (included as Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March 20, 2017, and incorporated herein by reference).

†

10.7	Form of Restricted Stock Unit Agreement for Associates (included as Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed March 20, 2017, and incorporated herein by reference).	†

10.8

Form of Restricted Stock Unit Agreement for Associates (pursuant to the Company’s Long-Term Incentive Plan) (included as Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed March 20, 2017, and incorporated herein by reference).

†

10.9	Form of Deferred Stock Award Agreement for Non-Employee Directors (included as Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed March 20, 2017, and incorporated herein by reference).	†

10.10	Company’s Third Amended and Restated Non-Employee Director Compensation Plan.	*†

10.11

Sixth Amended and Restated Loan and Security Agreement dated November 10, 2010, by and among Bank of America, N.A., as Administrative Agent and Collateral Agent, the Revolving Credit Lenders identified therein, the Company, as Borrowers’ Representative, and the Company and CMRG Apparel, LLC, as Borrowers (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on January 7, 2011 (File No. 001-34219), and incorporated herein by reference).

10.12

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

10.13

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

**

Exhibits

10.14

Master Loan and Security Agreement dated July 20, 2007 between the Company and Banc of America Leasing & Capital, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2007 (File No. 001-34219), and incorporated herein by reference).

10.15

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

10.22

Equipment Security Note Number 17608-70009 to the Master Loan and Security Agreement, as amended, dated December 23, 2013 between the Company and Banc of America Leasing & Capital, LLC. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 8, 2014, and incorporated herein by reference).

10.23

Equipment Security Note Number 17608-70010 to the Master Loan and Security Agreement, as amended, dated March 28, 2014 between the Company and Banc of America Leasing & Capital LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2014, and incorporated herein by reference).

10.24

Equipment Security Note Number 17608-70011 to the Master Loan and Security Agreement, as amended, dated March 28, 2014 between the Company and Banc of America Leasing & Capital LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 1, 2014, and incorporated herein by reference).

10.25

Equipment Security Note Number 17608-70012 to the Master Loan and Security Agreement, as amended, dated March 28, 2014 between the Company and Banc of America Leasing & Capital LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 1, 2014, and incorporated herein by reference).

10.26

Equipment Security Note Number 17608-70013 to the Master Loan and Security Agreement, as amended, dated June 23, 2014 between the Company and Banc of America Leasing & Capital LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2014, and incorporated herein by reference).

10.27

Equipment Security Note Number 17608-70014 to the Master Loan and Security Agreement, as amended, dated June 23, 2014 between the Company and Banc of America Leasing & Capital LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 26, 2014, and incorporated herein by reference).

Exhibits

10.28

Term Loan and Security Agreement, dated October 29, 2014, by and among Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, the Company, as Borrowers’ Representative, and the company and CMRG Apparel, LLC, as Borrowers (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 21, 2014, and incorporated herein by reference).

**

10.29

Employment and Chairman Compensation Agreement, dated August 7, 2014, between the Company and Seymour Holtzman (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2014, and incorporated herein by reference).

†

10.30

First Amendment to Employment and Chairman Compensation Agreement, dated May 25, 2017, between the Company and Mr. Holtzman (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2017, and incorporated herein by reference).

†

10.31

Revised and Restated Employment Agreement dated as of November 5, 2009 between the Company and David A. Levin (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2009 (File No. 001-34219), and incorporated herein by reference).

†

10.32	Second Amended and Restated Employment Agreement between the Company and Peter H. Stratton, Jr. dated as of November 27, 2017.	*†

10.33

Employment Agreement between the Company and Robert S. Molloy dated as of January 7, 2010 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 11, 2010 (File No. 001-34219), and incorporated herein by reference).

†

10.34

Employment Agreement between the Company and Francis C. Chane dated as of January 8, 2010 (included as Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 19, 2010 (File No. 001-34219), and incorporated herein by reference).

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

†

10.37

Employment Agreement between the Company and Walter E. Sprague dated as of January 8, 2010 (included as Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on March 19, 2010 (File No. 001-34219), and incorporated herein by reference).

†

10.38	Amended and Restated Employment Agreement between the Company and Brian Reaves dated as of November 27, 2017.	*†

10.39

Employment Agreement between the Company and John F. Cooney dated as of May 17, 2015 (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 27, 2015, and incorporated herein by reference).

†

10.40

Employment Agreement between the Company and Mary Luttrell effective as of January 18, 2017 (included as Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on March 20, 2017, and incorporated herein by reference).

†

10.41	Employment Agreement between the Company and Anthony J. Gaeta dated as of November 27, 2017.	*†

10.42

Employment Agreement between the Company and Sahal S. Laher effective as of January 30, 2017 (included as Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on March 20, 2017, and incorporated herein by reference).

†

10.43

Temporary Consulting Agreement, effective August 14, 2017, between the Company and Oliver Walsh (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2017, and incorporated herein by reference).

†

10.44

2016 Destination XL Group, Inc. Long-Term Incentive Wrap-Around Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 13, 2014, and incorporated herein by reference).

†

Exhibits

10.45

Form of Non-Qualified Stock Option Agreement pursuant to the Company’s 2013-2016 Long-Term Incentive Plan (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 23, 2013, and incorporated herein by reference).

†

10.46	Company’s Third Amended and Restated Annual Incentive Plan (included as Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed on March 20, 2017, and incorporated herein by reference).	†

10.47	Company’s First Amended and Restated Long-Term Incentive Plan (included as Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed on March 20, 2017, and incorporated herein by reference).	†

10.48

Registration Rights Agreement dated November 18, 2003 by and between the Company and Thomas Weisel Partners LLC (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on December 9, 2003 (File No. 001-34219), and incorporated herein by reference).

10.49

Letter Agreement between the Company and Prescott Group Capital Management, L.L.C., et al, dated December 6, 2017 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2017, an incorporated herein by reference).

10.50

Letter Agreement, dated January 29, 2014, by and between the Company and Red Mountain Capital Partners LLC (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 17, 2017, and incorporated herein by reference).

10.51

Contribution Agreement dated January 30, 2006 by and among the Company, Spirit SPE Canton, LLC and Spirit Finance Acquisitions, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2006 (File No. 001-34219), and incorporated herein by reference).

10.52

Membership Interest Purchase Agreement dated January 30, 2006 by and between the Company and Spirit Finance Acquisitions, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2006 (File No. 001-34219), and incorporated herein by reference).

10.53

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

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended February 3, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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
March 23, 2018
	By:	/s/ DAVID A. LEVIN
David A. Levin President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ DAVID A. LEVIN David A. Levin	President and Chief Executive Officer (Principal Executive Officer) and Director	March 23, 2018
/s/ PETER H. STRATTON, JR. Peter H. Stratton, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 23, 2018
/s/ JOHN F. COONEY John F. Cooney	Vice President of Finance, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 23, 2018
/s/ SEYMOUR HOLTZMAN Seymour Holtzman	Executive Chairman of the Board of Directors	March 23, 2018
/s/ JOHN E. KYEES John E. Kyees	Lead Independent Director	March 23, 2018
/s/ JACK BOYLE Jack Boyle	Director	March 23, 2018
/s/ WILLEM MESDAG Willem Mesdag	Director	March 23, 2018
/s/ WARD K. MOONEY Ward K. Mooney	Director	March 23, 2018
/s/ MITCHELL S. PRESSER Mitchell S. Presser	Director	March 23, 2018
/s/ IVY ROSS Ivy Ross	Director	March 23, 2018
/s/ OLIVER WALSH Oliver Walsh	Director	March 23, 2018