Form 10-Q
period 2018-05-05
DESTINATION XL GROUP, INC.
filed 2018-05-30
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2018

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

As of May 15, 2018, the registrant had 49,010,087 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	May 5, 2018	February 3, 2018
	(Fiscal 2018)	(Fiscal 2017)

ASSETS
Current assets:
Cash and cash equivalents	$6,994	$5,362
Accounts receivable	2,673	3,046
Inventories	106,219	103,332
Prepaid expenses and other current assets	12,226	9,927
Total current assets	128,112	121,667

Property and equipment, net of accumulated depreciation and amortization	106,478	111,032

Other assets:
Intangible assets	1,720	1,821
Other assets	5,838	5,885
Total assets	$242,148	$240,405

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$963	$1,392
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	28,699	33,987
Accrued expenses and other current liabilities	25,247	25,585
Borrowings under credit facility	58,877	47,385
Total current liabilities	115,251	109,814

Long-term liabilities:
Long-term debt, net of current portion	10,446	10,669
Deferred rent and lease incentives	34,954	35,718
Deferred gain on sale-leaseback, net of current portion	9,892	10,258
Other long-term liabilities	3,798	3,960
Total long-term liabilities	59,090	60,605

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 61,720,821 and 61,485,882 shares issued at May 5, 2018 and February 3, 2018, respectively	617	615
Additional paid-in capital	308,483	307,557
Treasury stock at cost, 12,755,873 shares at May 5, 2018 and February 3, 2018	(92,658)	(92,658)
Accumulated deficit	(142,395)	(139,285)
Accumulated other comprehensive loss	(6,240)	(6,243)
Total stockholders' equity	67,807	69,986
Total liabilities and stockholders' equity	$242,148	$240,405

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	May 5, 2018	April 29, 2017
	(Fiscal 2018)	(Fiscal 2017)

Sales	$113,331	$107,629
Cost of goods sold including occupancy costs	62,643	58,941
Gross profit	50,688	48,688

Expenses:
Selling, general and administrative	45,590	46,168
Depreciation and amortization	7,324	7,754
Total expenses	52,914	53,922

Operating loss	(2,226)	(5,234)

Interest expense, net	(886)	(802)

Loss before provision (benefit) for income taxes	(3,112)	(6,036)
Provision (benefit) for income taxes	(2)	29

Net loss	$(3,110)	$(6,065)

Net loss per share - basic and diluted	$(0.06)	$(0.12)

Weighted-average number of common shares outstanding:
Basic	48,791	49,735
Diluted	48,791	49,735

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended
	May 5, 2018	April 29, 2017
	(Fiscal 2018)	(Fiscal 2017)
Net loss	$(3,110)	$(6,065)

Other comprehensive income before taxes:
Foreign currency translation	(145)	39
Pension plans	174	215
Other comprehensive income before taxes	29	254
Tax provision related to items of other comprehensive income	(26)	—
Other comprehensive income, net of tax	3	254
Comprehensive loss	$(3,107)	$(5,811)

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at February 3, 2018	61,486	$615	$307,557	(12,755)	$(92,658)	$(139,285)	$(6,243)	$69,986
Board of Directors compensation	37	—	140					140
Stock compensation expense			407					407
Restricted stock units granted for achievement of performance-based compensation, reclass from liability to equity (Note 4)			381					381
Restricted stock units exercised	165	2	(2)					—
Issuances of restricted stock, net of cancellations	30	—	—					—
Deferred stock vested	3	—	—					—
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							129	129
Foreign currency, net of taxes							(126)	(126)
Net loss						(3,110)		(3,110)
Balance at May 5, 2018	61,721	$617	$308,483	(12,755)	$(92,658)	$(142,395)	$(6,240)	$67,807

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended
	May 5, 2018	April 29, 2017
	(Fiscal 2018)	(Fiscal 2017)
Cash flows from operating activities:
Net loss	$(3,110)	$(6,065)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of deferred gain on sale-leaseback	(366)	(366)
Amortization of deferred debt issuance costs	59	69
Depreciation and amortization	7,324	7,754
Stock compensation expense	407	288
Board of Directors stock compensation	140	150

Changes in operating assets and liabilities:
Accounts receivable	373	1,254
Inventories	(2,887)	(3,978)
Prepaid expenses and other current assets	(2,299)	(1,947)
Other assets	47	(39)
Accounts payable	(5,288)	(1,004)
Deferred rent and lease incentives	(764)	1,438
Accrued expenses and other liabilities	523	(2,111)
Net cash used for operating activities	(5,841)	(4,557)

Cash flows from investing activities:
Additions to property and equipment, net	(3,308)	(6,934)
Net cash used for investing activities	(3,308)	(6,934)

Cash flows from financing activities:
Repurchase of common stock	—	(1,735)
Principal payments on long-term debt	(680)	(2,386)
Net borrowings under credit facility	11,461	17,968
Net cash provided by financing activities	10,781	13,847
Net increase in cash and cash equivalents	1,632	2,356
Cash and cash equivalents:
Beginning of period	5,362	5,572
End of period	$6,994	$7,928

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

Notes to Consolidated Financial Statements

1. Basis of Presentation

In the opinion of management of Destination XL Group, Inc., a Delaware corporation (formerly known as Casual Male Retail Group, Inc. and, collectively with its subsidiaries, referred to as the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company’s audited consolidated financial statements for the fiscal year ended February 3, 2018 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 23, 2018.

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

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2018 is a 52-week period ending on February 2, 2019 and fiscal 2017 was a 53-week period ended on February 3, 2018.

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

Intangibles

At May 5, 2018, the “Casual Male” trademark had a carrying value of $0.2 million and is considered a definite-lived asset. The Company is amortizing the remaining carrying value on an accelerated basis, consistent with projected cash flows through fiscal 2018, its estimated remaining useful life.

The Company’s “Rochester” trademark is considered an indefinite-lived intangible asset and has a carrying value of $1.5 million. During the three months ended May 5, 2018, no event or circumstance occurred which would cause a reduction in the fair value of the Company’s reporting units, requiring interim testing of the Company’s “Rochester” trademark.

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

The fair value of long-term debt is classified within Level 2 of the valuation hierarchy. At May 5, 2018, the fair value approximated the carrying amount based upon terms available to the Company for borrowings with similar arrangements and remaining maturities.

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

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income and reclassifications from AOCI for the three months ended May 5, 2018 and April 29, 2017, respectively, were as follows:

	May 5, 2018			April 29, 2017
For the three months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of the quarter	$(5,840)	$(403)	$(6,243)	$(5,237)	$(781)	$(6,018)

Other comprehensive income (loss) before reclassifications, net of taxes	57	(126)	(69)	60	39	99

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	72	—	72	155	—	155

Other comprehensive income (loss) for the period	129	(126)	3	215	39	254

Balance at end of quarter	$(5,711)	$(529)	$(6,240)	$(5,022)	$(742)	$(5,764)
(1)

Includes the amortization of the unrecognized loss on pension plans, which was charged to “Selling, General and Administrative” Expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $97,000 and $155,000 for the three months ended May 5, 2018 and April 29, 2017, respectively. There was no tax effect for the three months ended April 29, 2017.

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

There was no material impairment of long-lived assets in the first quarter of fiscal 2018 or fiscal 2017.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the accounting guidance on revenue recognition. The amendments in this ASU are intended to provide a framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. This ASU sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity is required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. To assess the impact of ASU 2014-09, the Company reviewed its current accounting policies and practices, identified all material revenue streams, assessed the impact of the ASU on its material revenue streams and identified potential differences with current policies and practices. The Company adopted this standard on February 4, 2018, with no material impact on the Company’s Consolidated Financial Statements, using the modified retrospective approach. Further disclosures related to the adoption of this standard are provided below in Note 2, Revenue Recognition.

In March 2016, the FASB issued ASU 2016-04, “Liabilities—Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products,” which amends exempting gift cards and other prepaid stored-value products from the guidance on extinguishing financial liabilities. Rather, they will be subject to breakage accounting consistent with the new revenue guidance in Topic 606. However, the exemption only applies to breakage liabilities that are not subject to unclaimed property laws or that are attached to segregated bank accounts (e.g., consumer debit cards).  The Company adopted this pronouncement as of February 4, 2018.  The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which reduces the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230.  The Company adopted this pronouncement as of February 4, 2018.  The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory,” which reduces the existing diversity in practice in how income tax consequences of an intra-entity transfer of an asset other than inventory should be recognized. The amendments in ASU 2016-16 require an entity to recognize such income tax consequences when the intra-entity transfer occurs rather than waiting until such time as the asset has been sold to an outside party.  The Company adopted this pronouncement as of February 4, 2018.  The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718)”which provides clarity in order to reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The Company adopted this pronouncement as of February 4, 2018.  The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this update allow a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects. The amendments in this update are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this pronouncement will have on our consolidated financial statements.

No other new accounting pronouncements, issued or effective during the first three months of fiscal 2018, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

2. Revenue Recognition

On February 4, 2018, the Company adopted Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective approach for all contracts not completed as of the date of adoption. Results for the reporting periods beginning on February 4, 2018 are presented under ASC 606, while prior period amounts continue to be reported in accordance with accounting under ASC 605, Revenue Recognition. There was no material impact to the Company’s Consolidated Financial Statements as a result of adopting ASC 606.

The Company operates as a retailer of men’s big and tall apparel, which includes both retail stores and a direct business.  Revenue is recognized by the operating segment that initiates a customer’s order.  Store sales are defined as sales that originate and are fulfilled directly at the store level.  Direct sales are defined as sales that originate online, including those initiated online at the store level. Generally, all revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration in exchange for those goods. Sales tax collected from customers and remitted to taxing authorities is excluded from revenue and is included as part of accrued expenses on the Company’s Consolidated Balance Sheets.

̶	Revenue from the Company’s retail store operations is recorded upon purchase of merchandise by customers, net of an allowance for sales returns, which is estimated based upon historical experience.
̶	Revenue from the Company’s direct operations is recognized at the time a customer order is delivered, net of an allowance for sales returns, which is estimated based upon historical experience.

Unredeemed Loyalty Coupons. The Company offers a free loyalty program to its customers for which points accumulate based on the purchase of merchandise.  Over 90% of the Company’s customers participate in the loyalty program. Under ASC 606, these loyalty points provide the customer with a material right and a distinct performance obligation with revenue deferred and recognized when the points are expected to redeem or expire.  The cycle of earning and redeeming loyalty points is generally under one year in duration.  The loyalty accrual, net of breakage, was $0.8 million and $0.6 million at May 5, 2018 and February 3, 2018, respectively.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as "breakage".  Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $1.6 million and $2.2 million at May 5, 2018 and February 3, 2018, respectively.

Shipping. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales for all periods presented. Amounts related to shipping and handling that are billed to customers are recorded in sales, and the related costs are recorded in cost of goods sold, including occupancy costs, in the Consolidated Statements of Operations.

Disaggregation of Revenue

As noted above under Segment Information in Note 1, the Company’s business consists of one reportable segment. Substantially all of the Company’s revenue is generated from its retail store operations and its direct business.  Accordingly, we have determined that the following sales channels depict the nature, amount, timing, and uncertainty of how revenue and cash flows are affected by economic factors:

	For the three months ended
(in thousands)	May 5, 2018		April 29, 2017
Retail sales	$89,345	78.8%	$85,486	79.4%
Direct sales	23,986	21.2%	22,143	20.6%
Total sales	$113,331		$107,629

3. Debt

Credit Agreement with Bank of America, N.A.

On October 30, 2014, the Company executed the Second Amendment to the Sixth Amended and Restated Credit Agreement with Bank of America, N.A, effective October 29, 2014, (as amended, the “Credit Facility”). The maturity date of this Credit Facility is October 29, 2019.  Subsequent to the end of the first quarter of fiscal 2018, on May 24, 2018 this Credit Facility with Bank of America, N.A. was amended pursuant to the Seventh Amended and Restated Credit Agreement (“New Credit Facility”).  See Note 8, Subsequent Events, for a full description of the New Credit Facility.

The Credit Facility provided for maximum committed borrowings of $125 million. The Credit Facility included, pursuant to an accordion feature, the ability to increase the Credit Facility by an additional $50 million upon the request of the Company and the agreement of the lender(s) participating in the increase. The Credit Facility included a sublimit of $20 million for commercial and standby letters of credit and a sublimit of up to $15 million for swingline loans. The Company’s ability to borrow under the Credit Facility was determined using an availability formula based on eligible assets.  Through the end of the first quarter of fiscal 2018, obligations under the Credit Facility were secured by a lien on substantially all of its assets, excluding (i) a first priority lien held by the lenders of the Term Loan Facility on certain equipment of the Company described below and (ii) intellectual property.

At May 5, 2018, the Company had outstanding borrowings under the Credit Facility of $59.1 million, before unamortized debt issuance costs of $0.2 million. Outstanding standby letters of credit were $3.6 million and outstanding documentary letters of credit were $1.5 million. Unused excess availability at May 5, 2018 was $32.7 million. Average monthly borrowings outstanding under the Credit Facility during the first three months of fiscal 2018 were $60.8 million, resulting in an average unused excess availability of approximately $30.4 million. The Company’s ability to borrow under the Credit Facility was determined using an availability formula based on eligible assets, with increased advance rates based on seasonality.  Pursuant to the terms of the Credit Facility, if the Company’s excess availability under the Credit Facility failed to be equal to or greater than the greater of (i) 10% of the Loan Cap (defined in the Credit Facility as the lesser of the revolving credit commitments at such time or the borrowing base at the relevant measurement time) and (ii) $7.5 million, the Company would have been required to maintain a minimum consolidated fixed charge coverage ratio of 1.0:1.0 in order to pursue certain transactions, including but not limited to, stock repurchases, payment of dividends and business acquisitions.

Borrowings made pursuant to the Credit Facility bear interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% or (c) the annual ICE-LIBOR rate (“LIBOR”) for the respective interest period) plus a varying percentage, based on the Company’s borrowing base, of 0.50%-0.75% for prime-based borrowings and 1.50%-1.75% for LIBOR-based borrowings. The Company was also subject to an unused line fee of 0.25%. At May 5, 2018, the Company’s prime-based interest rate was 5.25%. At May 5, 2018, the Company had approximately $56.0 million of its outstanding borrowings in LIBOR-based contracts with an interest rate of 3.25%. The LIBOR-based contracts expired on May 8, 2018. When a LIBOR-based borrowing expires, the borrowings reverted back to prime-based borrowings unless the Company entered into a new LIBOR-based borrowing arrangement.

The fair value of the amount outstanding under the Credit Facility at May 5, 2018 approximated the carrying value.

Long-Term Debt

Components of long-term debt are as follows:

(in thousands)	May 5, 2018	February 3, 2018
Equipment financing notes	$71	$501
Term loan, due 2019	11,500	11,750
Less: unamortized debt issuance costs	(162)	(190)
Total long-term debt	11,409	12,061
Less: current portion of long-term debt	963	1,392
Long-term debt, net of current portion	$10,446	$10,669

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

The Company repaid, in full, the remaining outstanding balance on the Notes of $71,000 subsequent to the end of the first quarter of fiscal 2018.  The Notes were secured by a security interest in all of the Company’s rights, title and interest in and to certain equipment.

Term Loan

On October 30, 2014, the Company entered into a term loan agreement with respect to a new $15 million senior secured term loan facility with Wells Fargo Bank, National Association as administrative and collateral agent (the “Term Loan Facility”). The effective date of the Term Loan Facility is October 29, 2014 (the “Effective Date”). The proceeds from the Term Loan Facility were used to repay borrowings under the Credit Facility.  In connection with the New Credit Facility, discussed above, subsequent to the end of the first quarter of fiscal 2018, on May 24, 2018, this Term Loan Facility was repaid in full, without penalty.  See Note 8, Subsequent Events, for additional information regarding the New Credit Facility.

Interest on the Term Loan Facility was at a rate per annum equal to the greater of (a) 1.00% and (b) the one month LIBOR rate, plus 6.50%.  Interest payments were payable on the first business day of each calendar month, and increased by 2% following the occurrence and during the continuance of an “event of default,” as defined in the Term Loan Facility. The Term Loan Facility provided for quarterly principal payments on the first business day of each calendar quarter, which commenced the first business day of January 2015, in an aggregate principal amount equal to $250,000, subject to adjustment, with the balance payable on the termination date, which was October 29, 2019.

The Term Loan Facility included usual and customary mandatory prepayment provisions for transactions of this type that were triggered by the occurrence of certain events, and through the end of the first quarter of fiscal 2018, was secured by a first priority lien on certain equipment of the Company, and a second priority lien on substantially all of the remaining assets of the Company, excluding intellectual property.

4. Long-Term Incentive Plans

The following is a summary of the Company’s Long-Term Incentive Plan.  All equity awards granted under long-term incentive plans are issued from the Company’s stockholder-approved 2016 Incentive Compensation Plan.   See Note 5, Stock-Based Compensation.

Under the Company’s First Amended and Restated Long Term Incentive Plan (“LTIP”), each year the Compensation Committee establishes performance targets which cover a two-year performance period (each a “Performance Period”), thereby creating overlapping Performance Periods.  Each participant in the plan is entitled to receive an award based on that participant’s “Target Cash Value” which is defined as the participant’s annual base salary (on the participant’s effective date) multiplied by his or her long-term incentive program percentage, which was 100% for the Company’s Chief Executive Officer, 70% for senior executives and 25% for other participants in the plan.  Because of the overlapping two-year Performance Periods, the Target Cash Value for any award is based on one year of annual salary, as opposed to two years, to avoid doubling an award payout in any given fiscal year. All awards granted under both the 2016-2017 LTIP and 2017-2018 LTIP were in restricted stock units (RSUs).

For each participant, 50% of the Target Cash Value is subject to time-based vesting and 50% is subject to performance-based vesting.  The time-vested portion of the award vests in two installments with 50% of the time-vested portion vesting on April 1 following the fiscal year end which marks the end of the applicable Performance Period and 50% vesting on April 1 the succeeding year. The performance-based vesting is subject to the achievement of the performance target(s) for the applicable Performance Period. Awards for any achievement of performance targets would not be granted until the performance targets are achieved and would then be subject to additional vesting through August 31 following the end of the applicable Performance Period.

For the 2016-2017 Performance Period, the Company achieved 54.4% of its “DXL Comparable Store Marginal Cash-Over-Cash Return” target, defined as the aggregate of each comparable DXL store’s four-wall cash flow for fiscal 2017 divided by the aggregate capital investment, net of any tenant allowance, for each comparable DXL store.  The minimum threshold for the EBITDA target was not achieved.  EBITDA is defined as earnings before interest, taxes, depreciation and amortization.  Accordingly, subsequent to the end of fiscal 2017, in the first quarter of fiscal 2018, the Compensation Committee of the Board of Directors approved a 27.2% payout resulting in awards totaling $0.5 million, with a grant date of April 2, 2018.  On that date, the Company granted 265,749 RSUs, which are subject to vesting through August 31, 2018.

On April 2, 2018, in conjunction with the grant of the RSUs, the Company reclassified $0.4 million of the liability accrual from “Accrued expenses and other current liabilities” to “Additional paid-in capital.” See the Consolidated Statement of Changes in Stockholders’ Equity.

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

Assuming that the Company achieves the performance target at target levels and all time-vested awards vest, the compensation expense associated with the 2017-2018 LTIP is estimated to be approximately $4.2 million.  Approximately half of the compensation expense relates to the time-vested RSUs, which are being expensed over thirty-six months, based on the respective vesting dates. With respect to the performance-based component, RSUs will be granted at the end of the performance period if the performance targets are achieved. Through the end of the first quarter of fiscal 2018, no accrual has been made for performance awards under the 2017-2018 LTIP.

5. Stock-Based Compensation

Through the end of the second quarter of fiscal 2016, the Company’s 2006 Incentive Compensation Plan (as amended and restated effective as of August 1, 2013, the “2006 Plan”) was the only stockholder-approved plan. The 2006 Plan expired on July 31, 2016, and on August 4, 2016, the Company’s stockholders approved the adoption of the 2016 Incentive Compensation Plan (the “2016 Plan”).

2016 Plan

The initial share reserve under the 2016 Plan, including the rollover of 525,538 available shares under our 2006 Plan, was 5,725,538 shares of our common stock. A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted.  A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted.  In accordance with the terms of the 2016 Plan, any shares outstanding under the 2006 Plan at August 4, 2016 that subsequently terminate, expire or are canceled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with options and stock appreciation rights being added back on a one-for-one basis and full-value awards being added back on a 1 to 1.9 basis. At May 5, 2018, the Company had 5,763,710 shares available under the 2016 Plan.

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

The following tables summarize the share activity and stock option activity for the Company’s 2006 Plan and 2016 Plan, on a combined basis, for the first three months of fiscal 2018:

	Restricted shares	Restricted Stock Units (1)	Deferred shares (2)	Fully-vested shares (3)	Total number of shares	Weighted-average grant-date fair value (4)
Shares
Outstanding non-vested shares at beginning of year	36,666	1,048,552	115,457	—	1,200,675	$3.43
Shares granted	30,000	305,161	21,494	26,080	382,735	$1.97
Shares vested/issued	—	(171,798)	(2,613)	(26,080)	(200,491)	$4.60
Shares canceled	—	—	—	—	—	$-
Outstanding non-vested shares at end of quarter	66,666	1,181,915	134,338	—	1,382,919	$2.85

(1)

Restricted stock units (“RSUs”) were primarily granted in connection with the partial achievement of performance targets under the 2016-2017 LTIP, see Note 4, Long-Term Incentive Plans. As a result of net share settlement, of the 171,798 time-based RSUs which vested during the first quarter of fiscal 2018, only 165,108 shares of common stock were issued.

(2)

The 21,494 shares of deferred stock, with a fair value of $51,084, represent compensation to certain directors in lieu of cash, in accordance with their irrevocable elections.  The shares of deferred stock will vest three years from the date of grant or at separation of service, based on the irrevocable election of each director.

(3)

During the first three months of fiscal 2018, the Company granted 26,080 shares of stock, with a fair value of approximately $63,896, to certain directors as compensation in lieu of cash, in accordance with their irrevocable elections. Directors are required to elect 50% of their quarterly retainer in equity.  Any shares in excess of the minimum required election are issued from the Company’s Third Amendment to the Third Amended and Restated Non-Employee Director Compensation Plan (“Non-Employee Director Compensation Plan”).

(4)	The fair value of a restricted share, deferred share and fully-vested share is equal to the Company’s closing stock price on the day immediately preceding the date of grant.

	Number of shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	1,195,910	$4.80		$21,750
Options granted	138,888	$2.50
Options expired and canceled	(93,244)	$5.08
Options exercised	—	—
Outstanding options at end of quarter	1,241,554	$4.52	5.1 years	$-
Options exercisable at end of quarter	1,082,666	$4.83	4.5 years

Valuation Assumptions

For the first three months of fiscal 2018, the Company granted 138,888 stock options, 56,080 shares of restricted stock, 305,161 RSUs and 21,494 shares of deferred stock. For the first three months of fiscal 2017, the Company granted no stock options, 484,558 shares of restricted stock, 734,268 RSUs and 19,143 shares of deferred stock.

Unless otherwise specified by the Compensation Committee, RSUs, restricted stock and deferred stock are valued using the closing price of the Company’s common stock on the day immediately preceding the date of grant.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  There were no stock options granted in the first quarter of fiscal 2017.  The following assumptions were used for grants for the first quarter of fiscal 2018:

May 5, 2018
Expected volatility	48.9%
Risk-free interest rate	2.55%
Expected life	4.5 yrs
Dividend rate	—

Non-Employee Director Compensation Plan

The Company granted 11,140 shares of common stock, with a fair value of approximately $25,401, to certain of its non-employee directors as compensation in lieu of cash in the first three months of fiscal 2018.

Stock Compensation Expense

The Company recognized total stock-based compensation expense of $0.4 million and $0.3 million for the first three months of fiscal 2018 and fiscal 2017, respectively.   The total compensation cost related to time-vested stock options, restricted stock and RSU awards not yet recognized as of May 5, 2018 was approximately $1.8 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 25 months.

6. Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended
	May 5, 2018	April 29, 2017
(in thousands)
Common Stock Outstanding:
Basic weighted average common shares outstanding	48,791	49,735
Common stock equivalents – stock options and restricted stock (1)	—	—
Diluted weighted average common shares outstanding	48,791	49,735

(1)	Common stock equivalents of 377 shares and 73 shares for the three months ended May 5, 2018 and April 29, 2017, respectively, were excluded due to the net loss.

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

	For the three months ended
	May 5, 2018	April 29, 2017
(in thousands, except exercise prices)
Stock options	1,242	1,377
Restricted stock units	316	1,086
Restricted and deferred stock	65	477
Range of exercise prices of such options	$1.85 - $7.02	$3.20 - $7.52

The above options, which were outstanding at May 5, 2018, expire from June 8, 2018 to March 14, 2028.

Shares of unvested time-based restricted stock of 66,666 at May 5, 2018 and 482,002 shares at April 29, 2017 were excluded from the computation of basic earnings per share and will continue to be excluded until such shares vest.

All 66,666 shares of restricted stock outstanding at May 5, 2018 are considered issued and outstanding. Each share of restricted stock has all of the rights of a holder of the Company’s common stock, including, but not limited to, the right to vote and the right to receive dividends, which rights are forfeited if the restricted stock is forfeited.

7. Income Taxes

At May 5, 2018, the Company had total deferred tax assets of approximately $53.5 million, total deferred tax liabilities of $5.4 million and a corresponding valuation allowance of $48.1 million.

Since the end of fiscal 2014, the Company has had a full valuation allowance against its net deferred tax assets.  While the Company has projected it will return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, based on the Company’s forecast for fiscal 2018, the Company believes that a full allowance remains appropriate at this time.

As of May 5, 2018, for federal income tax purposes, the Company has net operating loss carryforwards of $141.4 million, which will expire from 2022 through 2036 and net operating loss carryforwards of $19.4 million that are not subject to expiration.  For state income tax purposes, the Company has $91.1 million of net operating losses that are available to offset future taxable income.  Additionally, the Company has $3.0 million of net operating loss carryforwards related to the Company’s operations in Canada.

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

Beginning with the first quarter of fiscal 2018, the Company is calculating its tax provision based on the newly enacted U.S. statutory rate of 21%. The Company’s tax provision for the first quarter of fiscal 2018 and fiscal 2017 was primarily due to current state margin tax.  The first quarter of fiscal 2018 included a tax expense of $26,000 in other comprehensive income (loss), which resulted in a tax benefit on the consolidated statement of operations related to the corresponding decrease in valuation allowance.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to Topic 740, “Income Taxes”, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. The unrecognized tax benefit at May 5, 2018 was $2.0 million. This amount is directly associated with a prior year tax position related to exiting the Company’s direct business in Europe. The amount of unrecognized tax benefit has been presented as a reduction in the reported amounts of its federal and state net operating loss carryforwards. It is the Company’s policy to record interest and penalties on unrecognized tax benefits as income taxes; however, no penalties or interest have been accrued on this liability because the carryforwards have not yet been utilized.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 2001, with remaining fiscal years subject to income tax examination by federal tax authorities.

8. Subsequent Events

Corporate Restructuring

On May 16, 2018, the Company committed to a corporate restructuring plan (“Restructuring”) to accelerate the Company's path to profitability by aligning its expense structure with its revenues.  The Company plans to eliminate approximately 56 positions, which represents 15% of its corporate work force, or 2% of its total work force, in connection with the Restructuring.  Approximately 36 employees were notified of their termination on May 16, 2018 with the remaining 20 positions representing open positions that will not be filled. The Company has offered cash severance benefits to the eligible affected employees.  Each affected employee’s eligibility for these severance benefits is contingent upon such employee’s execution (and no revocation) of a separation agreement, which includes a general release of claims against the Company.

The Company expects to incur aggregate charges in the second quarter of fiscal 2018 of approximately $1.7 million for employee severance and one-time termination benefits, as well as other employee-related costs associated with the Restructuring. Cash expenditures associated with the Restructuring are expected to be approximately $1.3 million.

New Credit Facility and Term Loan Prepayment

On May 24, 2018, the Company entered into the Seventh Amended and Restated Credit Agreement with Bank of America, N.A., as agent, providing for a secured $140 million credit facility. (the “New Credit Facility”).  The New Credit Facility replaces the Company’s existing Credit Facility with Bank of America. See Note 3, Debt.

The New Credit Facility continues to provide maximum committed borrowings of $125 million in revolver loans, with the ability, pursuant to an accordion feature, to increase the New Credit Facility by an additional $50 million upon the request of the Company and the agreement of the lender(s) participating in the increase (the “Revolving Facility”). There were no changes to the sublimit of $20 million for commercial and standby letter of credits or the sublimit of up to $15 million for swingline loans. The Company’s ability to borrow under the New Credit Facility (the “Loan Cap”) is determined using an availability formula based on eligible assets. The New Credit Facility requires the Company to maintain a minimum consolidated fixed charge coverage ratio of 1.0:1.0 if its excess availability under the New Credit Facility fails to be equal to or greater than the greater of 10% of the Loan Cap and $7.5 million.

The New Credit Facility includes a new $15.0 million “first in, last out” (FILO) term facility (the “FILO Facility”).  The total borrowing capacity under the FILO Facility is based on a borrowing base, generally defined as a specified percentage of the value of eligible accounts, including certain trade names, that step down over time, plus a specified percentage of the value of eligible inventory that steps down over time. There can be no voluntary prepayments on the FILO Facility during the first year.  After its one-year anniversary, the FILO Facility can be repaid, in whole or in part, subject to certain payment conditions.

Borrowings made pursuant to the Revolving Facility will bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 0.25% or 0.50%, or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 1.25% or 1.50%. Borrowing made under the FILO Facility will bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 1.75% or 2.00% or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 2.75% or 3.00% .

The maturity date of the New Credit Facility was extended from October 29, 2019 to May 24, 2023. The Company’s obligations under the New Credit Facility are secured by a lien on substantially all of its assets.

The Revolving Facility will be used for working capital, capital expenditures and other general corporate purposes of the Company.  The FILO Facility will be used primarily to repay, in full and without penalty, the outstanding balance of $11.5 million under the Company’s existing Term Loan Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding cash flows, gross profit margins, merchandise margins, marketing costs, restructuring charges, selling, general and administrative expenses, store counts, inventory levels, capital expenditures, borrowings, interest costs, sales and earnings expectations for fiscal 2018 and beyond, the expected impact of investments in marketing on 2018 sales and longer term impact on customer acquisition and brand awareness, and the anticipated number of store openings and closings in fiscal 2018. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report and our audited consolidated financial statements for the year ended February 3, 2018, included in our Annual Report on Form 10-K for the year ended February 3, 2018, as filed with the Securities and Exchange Commission on March 23, 2018 (our “Fiscal 2017 Annual Report”).

Numerous factors could cause our actual results to differ materially from such forward-looking statements. We encourage readers to refer to the “Risk Factors” section in Part I, Item 1A of our Fiscal 2017 Annual Report, that sets forth certain risks and uncertainties that may have an impact on future results and direction of our Company, including, without limitations, risks relating to the execution of our corporate strategy, and our ability to grow our market share, predict customer tastes and fashion trends, forecast sales growth trends, maintain and build our brand awareness and compete successfully in our market.

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big & tall men’s apparel with retail and direct operations in the United States, Canada and London, England.  We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL®, Casual Male XL Outlets, Rochester Clothing, ShoesXL® and LivingXL®. At May 5, 2018, we operated 216 Destination XL stores, 15 DXL outlet stores, 72 Casual Male XL retail stores, 31 Casual Male XL outlet stores and 5 Rochester Clothing stores. Our e-commerce site, DestinationXL.com, supports our stores, brands and product extensions.

Unless the context indicates otherwise, all references to “we,” “our,” “us” and “the Company” refer to Destination XL Group, Inc. and our consolidated subsidiaries. We refer to our fiscal years which end on February 2, 2019 and February 3, 2018 as “fiscal 2018” and “fiscal 2017,” respectively. Fiscal 2018 is a 52-week period and fiscal 2017 was a 53-week period.

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

RESULTS OF OPERATIONS

The following is a summary of results for the first three months of fiscal 2018 as compared to the prior year’s first three months, including EBITDA, which is a non-GAAP measure. Please see “Non-GAAP Financial Measures” below for a reconciliation of Net Loss to EBITDA.

	For the three months ended
	May 5, 2018	April 29, 2017
(in millions, except per share data)
Net loss	$(3.1)	$(6.1)
EBITDA (Non-GAAP basis)	$5.1	$2.5

Per diluted share:
Net loss	$(0.06)	$(0.12)

Executive Summary

We were pleased with our performance in the first quarter of fiscal 2018, with a net loss of $(0.06) per diluted share, as compared to a net loss of $(0.12) per diluted share in the first quarter of fiscal 2017 and a $2.6 million increase in EBITDA.  This improvement in earnings was driven by an increase in sales of $5.7 million, which consisted of a comparable sales increase of 2.2% and non-comparable sales of $3.2 million, as well as reduced SG&A, primarily driven by a decrease in our marketing costs.  As discussed in more detail below, subsequent to the end of the first quarter of fiscal 2018, we reduced our corporate workforce by approximately 15%, to accelerate further this path to profitability.  Given that our transformation to the DXL concept is essentially complete and our current strategy includes growing our brands and building our customer base, this corporate restructuring better aligns us with those objectives.

For the first quarter of fiscal 2018, we saw positive results with store productivity and direct business growth.  Store productivity improved with increases in dollar per transaction, conversion rate, and number of transactions all up in the first quarter of fiscal 2018 as compared to last year’s first quarter.  For the first three months of fiscal 2018, sales from our direct business increased 60 basis points to 21.2% of total sales.  On a trailing 12-month basis, our direct business represented 21.1% of our sales at end of the first quarter of fiscal 2018 as compared to 20.2% at the end of the first quarter of fiscal 2017.  Furthermore, our sales performance in April did not have the benefit of our national advertising campaign, which did not launch until April 26.  In the prior year, our national advertising campaign launched on April 2, providing a strong boost to awareness in April 2017. Despite the shift in advertising, our sales for the quarter were positive.  Since our Spring campaign launched at the end of April, we have seen a reacceleration of the business, coinciding with the improvement in weather. Our merchandise margins for the first quarter of fiscal 2018 were down approximately 120 basis points from the first quarter of fiscal 2017, primarily due to increased promotional activity in our direct business as well as increased shipping costs. For the full year, we are expecting our gross margin rate, which includes occupancy costs, to be approximately 50 basis points lower than fiscal 2017.

From a liquidity perspective, for fiscal 2018 we are focused on improving cash flow and reducing our debt levels.  During the first quarter of fiscal 2018, our cash flow improved over the prior year first quarter as a result of improved earnings and reduced capital spending, partially offset by the timing of our working capital accounts.  For the year, we expect to generate positive cash flow, which we will use to reduce debt levels.  In addition, subsequent to the end of the first quarter of fiscal 2018, and as discussed below, we amended our credit facility with Bank of America, N.A., which extended our term from October 2019 to May 2023, reduced borrowing rates under the revolver and added a $15.0 million “first in last out” (FILO) facility.  This facility will replace our existing term loan at substantially lower borrowing rates.  On an annualized basis, we believe that this refinancing will enable us to reduce interest costs by approximately $0.7 million.

Marketing Campaign ~ Spring 2018

At the end of the first quarter of fiscal 2018, we launched our Spring media campaign “Built XL”, which will run up to Father’s Day.  Our new advertising campaign emphasizes fit, expertise, clothing brands, in-store experience, and one-stop shopping.  We are highlighting our key differentiators and working to make an emotional connection with our core consumer. As mentioned above, we reduced the number of weeks for our Spring campaign as compared to fiscal 2017, but we saw a strong increase in store and web traffic once our Spring campaign launched. In addition to our Spring media campaign, during the first quarter of fiscal 2018, we also increased our investment in our loyalty program, to strengthen our connections to our existing customer base.

Subsequent Events

Corporate Restructuring

Subsequent to the end of the first quarter of fiscal 2018, we committed to a restructuring plan (“Restructuring”) to accelerate the Company's path to profitability by aligning its expense structure with its revenues.  On May 16, 2018, we eliminated approximately 56 positions, which represented 15% of our corporate workforce, or 2% of our total work force. Approximately 36 employees were notified of their termination on May 16, 2018 with the remaining 20 positions representing open positions that will not be filled. In connection with the Restructuring, we expect to incur aggregate charges in the second quarter of fiscal 2018 of approximately $1.7 million for employee severance and one-time termination benefits, as well as other employee-related costs associated with the Restructuring. Cash expenditures associated with the Restructuring are expected to be approximately $1.3 million.

As a result of this Restructuring, we expect to realize savings of approximately $5.6 million in SG&A (selling, general and administrative) expenses in fiscal 2018, of which $2.4 million was previously identified by the Company and factored into fiscal 2018 earnings expectations, resulting in incremental savings this year of $3.2 million.  The savings primarily related to payroll, travel, benefits and non-essential project expenses, with expected annualized savings of approximately $10.3 million.  Of the $10.3 million, we expect $6.6 million to come from corporate staffing changes, $2.0 million from changes to defined contribution plans and $1.7 million from other non-essential general and administrative costs.

New Credit Facility

Subsequent to the end of the first quarter of fiscal 2018, on May 24, 2018, we entered into a $140 million amended and restated credit agreement with Bank of America, N.A., as agent (“New Credit Facility”).  This New Credit Facility amended our existing Credit Facility, and extended the term from October 2019 to May 2023. The revolving credit facility component under the New Credit Facility remains unchanged at $125.0 million, with a $50.0 million accordion feature, a sublimit of $20.0 million for commercial and standby letters of credit and a sublimit of up to $15.0 million for swingline loans (“Revolving Credit Facility”). Interest on borrowings under this Revolving Credit Facility are 25 basis points lower than our existing Credit Facility.  In addition, the New Credit Facility also has a FILO term loan facility of $15.0 million (“FILO Facility”).  The proceeds from the FILO Facility will be used to repay, without penalty, our outstanding Term Loan Facility.  The interest rates on the FILO Facility are more favorable than the existing interest rates on the Term Loan Facility by approximately 350-450 basis points.

Fiscal 2018 Outlook

We are revising our earnings guidance for fiscal 2018 to reflect the $3.2 million expense savings that we expect from the Restructuring.  We expect to incur approximately $1.7 million in the second quarter for severance and other restructuring charges, and we expect to incur approximately $4.2 million before the end of fiscal 2018 associated with CEO transition costs.

Our strategy for fiscal 2018 remains focused on customer acquisition, customer retention, and customer re-activation.  Our marketing spend for the year is expected to be approximately $24.0 million, which is less than the fiscal 2017 spend of approximately $29.5 million, but greater than the fiscal 2016 spend of $18.0 million.  Compared to fiscal 2017, we are projecting that our total sales for the year will be negatively impacted by one less week of sales and a net decrease in store count of nine stores, worth approximately $5.3 million in sales.  Fiscal 2017 included a 53rd week, with sales of $6.9 million and operating income of $1.6 million.

Our revised guidance for fiscal 2018 is as follows:

•	Sales of $462.0 million to $472.0 million, with a total company comparable sales increase of approximately 1.0% to 3.0% (unchanged from previous guidance).
•	Gross margin rate of approximately 44.5% (a decrease from previous guidance of 45.0%).
•

Net loss, on a GAAP basis, of $(13.2) million to $(18.2) million, or $(0.27) to $(0.37) per diluted share (an increase in net loss from previous guidance of $(8.3) million to $(14.3) million, or $(0.17) to $(0.29) per diluted share).

•	EBITDA adjusted for the Restructuring charges and CEO transition costs (“Adjusted EBITDA”), of $20.0 million to $25.0 million (an increase from previous EBITDA guidance of $18.0 to $24.0 million).
•

Adjusted net loss of $(0.11) to $(0.18) per diluted share (a decrease in net loss from previous guidance of $(0.12) to $(0.22) per diluted share).  Because we expect to continue providing a full valuation allowance against our deferred tax assets, we do not expect to recognize any income tax benefit in fiscal 2018. This non-GAAP adjusted net loss was calculated, before Restructuring charges and CEO transition costs and assumes a tax benefit of 26%.

•

Capital expenditures of approximately $11.4 million, $2.1 million of which will be for new and remodeled stores to the DXL format and $9.3 million for digital and infrastructure projects, partially offset by approximately $1.1 million in tenant allowances. We expect to fund our capital expenditures from our operating cash flow (unchanged from previous guidance).

•

At the end of fiscal 2018, we expect cash flow from operating activities of $20.5 million to $26.5 million (including tenant allowances), resulting in positive free cash flow of approximately $9.1 million to $15.1 million (unchanged from previous guidance, after taking into costs associated with restructuring and CEO transition).

Financial Summary

Sales

First Quarter
(in millions)
Sales for fiscal 2017	$107.6
Less 2017 sales for stores that have closed /converted	(2.5)
Plus additional sales from change in weeks	3.3
$108.4

Increase in comparable sales	2.3
Non-comparable sales, primarily DXL stores open less than 13 months	3.2
Other, net	(0.6)
Sales for fiscal 2018	$113.3

Total sales for the first quarter of fiscal 2018 increased 5.3% to $113.3 million from $107.6 million from the first quarter of fiscal 2017.  The increase of $5.7 million in total sales was primarily due to a comparable sales increase of $2.3 million, or 2.2%, and an increase in non-comparable sales of $3.2 million, partially offset by a decrease in other revenue of $(0.6) million.  Comparable sales for the first quarter started out strong against the prior year, but due to a change in the Spring marketing campaign that included three less weeks, coupled with the unseasonably cold weather, we did see a temporary negative impact to April sales.  However, once the Spring campaign launched and weather started to improve, sales rebounded with a 7.5% increase in comparable sales in the last week of the first quarter.

Our focus in fiscal 2018 is on topline growth by growing our customer base through acquisition, retention and capturing a greater share of wallet by providing a great guest experience in our stores and online, where ever and how ever the customer decides to shop. We are enhancing our digital presence and providing our customers with improved functionality and increased touchpoints across all of our e-commerce platforms with the objective of growing and retaining our customer base.  On a trailing twelve-month basis, direct sales as a percentage of total sales were 21.1% at the end of the first quarter of fiscal 2018 as compared to 20.2% at the end of the first quarter of the prior year. For the three months of fiscal 2018, our direct sales were 21.2%, up from 20.6% for the first three months of the prior year. We also saw increases in conversion, transactions and dollars per transactions during the first quarter, which contributed to top-line growth.

Our end-of-rack customer represented 45.2% of our bottoms business, up from 44.8% in the first quarter of fiscal 2017.

Gross Profit Margin

For the first quarter of fiscal 2018, our gross margin rate, inclusive of occupancy costs, was 44.7% as compared to a gross margin rate of 45.2% for the first quarter of fiscal 2017. The decrease of 50 basis points was due to a decrease in merchandise margins of 120 basis points partially offset by a 70 basis point improvement in occupancy costs as a percent of sales.  The decrease in merchandise margin was related to an increase in promotional markdowns, specifically in our direct business, as well as an increase in shipping costs. Occupancy costs, as a percentage of sales, improved as a result of the leveraging of the sales base.  On a dollar basis, occupancy costs increased $0.2 million.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A expenses for the first quarter of fiscal 2018 were 40.2% as compared to 42.9% for the first quarter of fiscal 2017. On a dollar basis, SG&A decreased by $0.6 million for the first quarter of fiscal 2018.  The decrease was due to a decrease of $1.6 million in marketing costs during the first quarter as a result of a reduction in the number of weeks in the Spring campaign as compared to fiscal 2017.  This reduction was partially offset by an increase in store payroll and other supporting costs associated with our stores and e-commerce initiatives.

SG&A expenses are managed through two primary cost centers:  Customer Facing Costs and Corporate Supporting Costs.  Customer Facing Costs, which include store payroll, marketing, and other store operating costs, represented 22.9% of sales in the first quarter of fiscal 2018 as compared to 24.6% of sales in the first quarter of last year. On an annual basis, management targets marketing expenses to be at approximately 5% of sales.  Corporate Supporting Costs, which include the distribution center, support, and other corporate overhead costs, represented 17.3% of sales in the first quarter of fiscal 2018 compared to 18.3% of sales in the first quarter of last year.  The Company continues to examine and rationalize its entire SG&A cost structure to improve its EBITDA margins and overall profitability. See our discussion above under “Subsequent Event - Corporate Restructuring”.

Depreciation and Amortization

Depreciation and amortization for the first quarter of fiscal 2018 decreased $0.4 million to $7.3 million as compared to $7.7 million for the first quarter of fiscal 2017.  With the DXL store growth substantially complete, we expect our depreciation costs will start to decrease.

Interest Expense, Net

Net interest expense for the first quarter of fiscal 2018 of $0.9 million increased slightly from $0.8 million for the first quarter of fiscal 2017.  In connection with the New Credit Facility and the repayment of our existing Term Loan Facility, as discussed above, we expect to realize, on an annualized basis, savings of approximately $0.7 million due to more favorable interest rates.

Income Taxes

At May 5, 2018, we had total deferred tax assets of $53.5 million, total deferred tax liabilities of $5.4 million and a corresponding valuation allowance of $48.1 million. The deferred tax assets included approximately $39.7 million of net operating loss carryforwards and approximately $2.9 million of deferred gain on our sale-leaseback and, to a lesser extent, other book/tax timing differences.

At the end of fiscal 2014, we established a full valuation allowance against our deferred tax assets.  Based on our earnings guidance for fiscal 2018, we believe that a full valuation allowance continues to remain appropriate at this time.

Beginning with the first quarter of fiscal 2018, we are calculating our tax provision based on the newly enacted U.S. statutory rate of 21%. Our tax provision for the first quarter of fiscal 2018 and fiscal 2017 was primarily due to current state margin tax.  The first quarter of fiscal 2018 included a tax expense of $26,000 in other comprehensive income (loss), which resulted in a tax benefit on the consolidated statement of operations related to the corresponding decrease in valuation allowance.

Net Loss

For the first quarter of fiscal 2018, we had a net loss of $(3.1) million, or $(0.06) per diluted share, compared with a net loss of $(6.1) million, or $(0.12) per diluted share, for the first quarter of fiscal 2018.

On a non-GAAP basis, assuming a normalized tax rate of 26% for both periods, adjusted net loss per share for the first quarter of fiscal 2018 was $(0.05) per diluted share, as compared to adjusted net loss of $(0.09) per diluted share for the first quarter 2017.

Inventory

At May 5, 2018, total inventory was $106.2 million compared to $103.3 million at February 3, 2018 and $121.4 million at April 29, 2017. The 12.5% decrease of $15.2 million from April 29, 2017 was due to inventory initiatives that began in fiscal 2016 to improve timing of receipts and reduce weeks of supply on hand. At May 5, 2018, our clearance inventory represented 9.7% of our total inventory, as compared to 8.2% at April 29, 2017.  This increased percentage of clearance is primarily due to the lower inventory base, as a result of the inventory productivity initiatives which has reduced total inventory by 12.5%.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility with Bank of America, N.A., (“Credit Facility”), which was most recently amended in May 2018 (“New Credit Facility”). Our current cash needs are primarily for working capital (essentially inventory requirements), capital expenditures and growth initiatives. We plan to manage our working capital and it is expected that excess cash from operations will be directed toward our growth initiatives and debt reductions.

Our capital expenditures are expected to be approximately $11.4 million, and while capital expenditures may have to be funded periodically during the year from our Credit Facility, by the end of fiscal 2018 all capital expenditures are expected to be funded from cash flow from operations.  We currently believe that our existing cash generated by operations together with our New Credit Facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements.

For fiscal 2018, we expect cash flow from operating activities of $20.5 million to $26.5 million (including tenant allowances), and positive free cash flow of $9.1 to $15.1 million that will be used to reduce outstanding debt.

For the first quarter of fiscal 2018, cash flow from operations decreased by approximately $1.3 million, primarily due to timing of working capital.  Free cash flow, a non-GAAP measure, improved by $2.4 million to $(9.1) million from $(11.5) million for the first quarter of fiscal 2017. The improvement in free cash flow was primarily due to the lower capital expenditures associated with fewer store openings.

The following is a summary of our total debt outstanding at May 5, 2018 with the associated unamortized debt issuance costs:

(in thousands)	Gross Debt Outstanding	Less Debt Issuance Costs	Net Debt Outstanding
Credit facility	$59,063	$(185)	$58,878
Equipment financing notes	71	-	71
Term loan, due 2019	11,500	(162)	11,338
Total debt	$70,634	$(347)	$70,287

Credit Facility

Our credit facility with Bank of America, N.A., effective October 29, 2014 (our “Credit Facility”) provided for a maximum committed borrowing of $125.0 million, which, pursuant to an accordion feature, could be increased to $175.0 million upon our request and the agreement of the lender(s) participating in the increase. The Credit Facility included a sublimit of $20.0 million for commercial and standby letters of credit and a sublimit of up to $15.0 million for swingline loans. Borrowings made pursuant to the Credit Facility bore interest at a rate equal to the base rate (determined as the highest of (a) Bank of America N.A.’s prime rate, (b) the Federal Funds rate plus 0.50% and (c) the annual ICE-LIBOR (“LIBOR”) rate for the respective interest period) plus a varying percentage, based on our borrowing base, of 0.50%-0.75% for prime-based borrowings and 1.50%-1.75% for LIBOR-based borrowings.

We had outstanding borrowings of $59.1 million under the Credit Facility at May 5, 2018. At May 5, 2018, outstanding standby letters of credit were $3.6 million and outstanding documentary letters of credit were $1.5 million.  The average monthly borrowing outstanding under the Credit Facility during the first three months ended May 5, 2018 was approximately $60.8 million, resulting in an average unused excess availability of approximately $30.4 million. Unused excess availability at May 5, 2018 was $32.7 million.

As discussed above, subsequent to the end of the first quarter of fiscal 2018, we amended this Credit Facility. The New Credit Facility with Bank of America, N.A. will extend the maturity date from October 29, 2019 to May 24, 2023.  In addition, as a result of adding a FILO facility for $15.0 million to the New Credit Facility, we were able to repay in full, without penalty our existing Term Loan.  The interest rates under the New Credit Facility for the Revolver decreased by 25 basis points and interest rates under the FILO facility are 350-450 basis points less than the existing Term Loan Facility.

Equipment Financing Loans

We had entered into twelve Equipment Security Notes (the “Notes”), whereby we borrowed an aggregate of $26.4 million. The Notes, which were issued between September 2013 and June 2014, were issued pursuant to a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC, dated July 20, 2007 and most recently amended on September 30, 2013. The Notes were secured by a security interest in all of our rights, title and interest in and to certain equipment. The Notes accrued interest at fixed rates ranging from 3.07% to 3.50%. Subsequent to the end of first quarter of fiscal 2018, the Company repaid in full the remaining balance on these Notes of $71,000, without penalty.

Term Loan, Due 2019

Through the end of the first quarter of fiscal 2018, we had a $15.0 million senior secured term loan facility with Wells Fargo Bank, National Association as administrative and collateral agent (the “Term Loan Facility”). The interest rate on the Term Loan Facility was equal to the greater of (a) 1.00% and (b) the one month LIBOR rate, plus 6.50%.  Interest payments were payable on the first business day of each calendar month. The Term Loan Facility, with a maturity date of October 29, 2019, was repaid in full, without penalty, subsequent to the end of the first quarter of fiscal 2018 in connection with the New Credit Facility.

Capital Expenditures

The following table sets forth the open stores and related square footage at May 5, 2018 and April 29, 2017, respectively:

	May 5, 2018		April 29, 2017
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	216	1,687	202	1,606
DXL Outlets	15	78	14	72
Casual Male XL Retail	72	248	90	314
Casual Male Outlets	31	95	33	103
Rochester Clothing	5	51	5	51
Total Stores	339	2,159	344	2,146

Below is a summary of store openings and closings from February 3, 2018 to May 5, 2018:

Number of Stores:	DXL	DXL Outlets	Casual Male XL Retail	Casual Male XL Outlets	Rochester Clothing	Total Stores
At February 3, 2018	212	14	78	33	5	342
New stores(1)	1					1
Replaced stores(2)	3	1	(3)	(1)		-
Closed retail stores(3)			(3)	(1)		(4)
At May 5, 2018	216	15	72	31	5	339
(1)	Represents stores opened in new markets.
(2)

Represents the total number of DXL stores opened in existing markets with the corresponding total number of Casual Male XL stores closed in such markets in connection with those DXL store openings. Also includes Casual Male XL stores that were remodeled to a DXL store.

(3)	Represents closed stores for which there were no corresponding openings of a DXL store in the same market.

Our capital expenditures for the first three months of fiscal 2018 were $3.3 million as compared to $6.9 million for the first three months of fiscal 2017. We have opened 4 DXL retail stores and 1 DXL outlet during the first three months of fiscal 2018 as compared to 10 DXL retail stores and 1 DXL outlets for the first three months of fiscal 2017.

For fiscal 2018, our capital expenditures are expected to be approximately $11.4 million and we expect to receive approximately $1.1 million in tenant allowances to offset these expenditures. Our budget includes approximately $2.1 million, excluding any allowance, related to the opening of 2 new DXL retail stores, the remodeling of 2 Casual Male XL to DXL retail stores and 1 DXL outlet store, and approximately $9.3 million for continued information technology projects and general overhead projects. In addition, we expect to close approximately 7 Casual Male XL stores and 4 Casual Male XL outlet stores (two of which will close in connection with the opening of two DXL stores).

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies and estimates disclosed in our Fiscal 2017 Annual Report.   See Note 1 to the Consolidated Financial Statements included in this report for information on recent accounting pronouncements and changes in accounting principles.

Non-GAAP Financial Measures

Adjusted net loss, adjusted net loss per diluted share, free cash flow, EBITDA and Adjusted EBITDA are non-GAAP measures.  These non-GAAP measures are not presented in accordance with GAAP and should not be considered superior to or as a substitute for net loss or cash flows from operating activities or any other measure of performance derived in accordance with GAAP. In addition, all companies do not calculate non-GAAP financial measures in the same manner and, accordingly, the non-GAAP measures presented in this Quarterly Report may not be comparable to similar measures used by other companies. We believe that inclusion of these non-GAAP measures helps investors gain a better understanding of our performance, especially when comparing such results to previous periods and that they are useful as an additional means for investors to evaluate our operating results, when reviewed in conjunction with our GAAP financial statements. Reconciliations of these non-GAAP measures are presented in the following tables (certain columns may not foot due to rounding):

Adjusted net loss and adjusted net loss per diluted share. The above discussion includes an adjusted net loss for the first three months of fiscal 2018 and fiscal 2017 on a non-GAAP basis, which reflected an adjustment assuming a normal tax rate of 26%. We have fully reserved against our deferred tax assets and, therefore, net loss is not reflective of earnings assuming a “normal” tax position.  Adjusted net income (loss) provides investors with a useful indication of the financial performance of the business, on a comparative basis, assuming a normalized effective tax rate of 26%.

The following is a reconciliation of the net loss to adjusted net loss, assuming a normal tax rate of 26% for the first three months of fiscal 2018 and fiscal 2017:

	For the three months ended
	May 5, 2018		April 29, 2017
	$	Per diluted share	$	Per diluted share
(in thousands, except per share data)
Net loss (GAAP basis)	$(3,110)	$(0.06)	$(6,065)	$(0.12)
Adjust:
Add back actual income tax provision (benefit)	(2)		29
Add income tax benefit, assuming a normal tax rate of 26%	809		1,569

Adjusted net loss (non-GAAP basis)	$(2,303)	$(0.05)	$(4,467)	$(0.09)

Weighted average number of common shares
outstanding on a diluted basis		48,791		49,735

Free Cash Flow. We define free cash flow as cash flow from operating activities less capital expenditures.  Free cash flow excludes the mandatory and discretionary repayment of debt.  Free cash flow is a metric that management uses to monitor liquidity.  We expect to fund our ongoing capital expenditures with cash flow from operations.

The following table reconciles free cash flow:

	For the three months ended
(in millions)	May 5, 2018	April 29, 2017
Cash flow from operating activities (GAAP basis)(1)	$(5.8)	$(4.6)
Capital expenditures, infrastructure projects	(1.9)	(1.1)
Capital expenditures for DXL stores	(1.4)	(5.8)
Free Cash Flow (non-GAAP basis)	$(9.1)	$(11.5)

(1)	Cash flow from operating activities includes lease incentives received against our capital expenditures, which are deferred and amortized into earnings over the lease term.

EBITDA and Adjusted EBITDA. EBITDA is calculated as earnings before interest, taxes, depreciation and amortization.  Adjusted EBITDA is calculated as EBITDA before Restructuring charges and CEO transition costs.  We believe that EBITDA and Adjusted EBITDA are useful to investors in evaluating our performance.  With the significant capital investment we have made over the past several years in connection with DXL store openings, we have increased levels of depreciation and interest, and therefore, management uses EBITDA as a key metric to measure profitability and economic productivity.

The following table is a reconciliation of net income (loss) to EBITDA:

	For the three months ended
	May 5, 2018	April 29, 2017
(in millions)
Net loss (GAAP basis)	$(3.1)	$(6.1)
Add back:
Provision for income taxes	-	-
Interest expense	0.9	0.8
Depreciation and amortization	7.3	7.8
EBITDA (non-GAAP basis)	$5.1	$2.5

Fiscal 2018 Outlook - GAAP to Non-GAAP Reconciliations.

The following table is a reconciliation of non-GAAP measures used in our Fiscal 2018 Outlook:

	Projected
	Fiscal 2018
(in millions, except per share data)		per diluted share
Net loss (GAAP basis)	$(13.2)-$(18.2)
Add back:
Restructuring charge and CEO transition costs	5.9
Provision for income taxes	0.1
Interest expense	3.1
Depreciation and amortization	29.1
Adjusted EBITDA (non-GAAP basis)	$20.0-$25.0

Net loss (GAAP basis)	$(13.2)-$(18.2)	$(0.27)-$(0.37)
Add back restructuring charge and CEO transition costs	5.9	$0.12
Add back tax provision and record benefit assuming 26%	2.0 - 3.2	$0.04-$0.07
Adjusted net loss (non-GAAP basis)	$(5.3) -$(9.1)	$(0.11)-$(0.18)
Weighted average common shares outstanding - diluted	49.1

Cash flow from operating activities (GAAP basis)	$20.5 -$26.5
Capital expenditures, infrastructure projects	(9.3)
Capital expenditures for DXL stores	(2.1)
Free Cash Flow (non-GAAP basis)	$9.1-$15.1

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

Interest Rates

We utilize cash from operations and from our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires October 29, 2019, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At May 5, 2018, the interest rate on our prime based borrowings was 5.25%. At May 5, 2018, approximately $56.0 million of our outstanding borrowings were in LIBOR contracts with an interest rate of 3.25%.  At May 5, 2018, we also had $11.5 million outstanding under a term loan, which bears interest at a variable rate based on one-month LIBOR rates plus 6.5%.

Based upon a sensitivity analysis as of May 5, 2018, assuming average outstanding borrowing during the first three months of fiscal 2018 of $60.8 million under our Credit Facility and $11.5 million outstanding under our term loan, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $360,000 on an annualized basis.

Foreign Currency

Our Rochester Clothing store located in London, England conducts business in British pounds and our two DXL stores located in Ontario, Canada conduct business in Canadian dollars. As of May 5, 2018, sales from these stores were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse effect on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 5, 2018. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 5, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended May 5, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that the resolution of these matters will not have a material adverse impact on our future results of operations or financial position.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our Fiscal 2017 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1

Transition Agreement, dated as of March 20, 2018, between the Company and David A. Levin (Included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2018, and incorporated herein by reference)

10.2	Employment Agreement between Jim Davey and the Company dated March 14, 2018.
31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: May 30, 2018	By:	/S/ John F. Cooney
John F. Cooney
Vice President, Managing Director, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)