Form 10-K/A
period 2018-02-03
DESTINATION XL GROUP, INC.
filed 2018-06-04
CIK 813298

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

The registrant had 49,013,574 shares of Common Stock, $0.01 par value, outstanding as of May 28, 2018.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10−K for the fiscal year ended February 3, 2018 (this “Form 10-K/A”) pursuant to General Instruction G(3) to Form 10−K for the purposes of filing the information required to be disclosed pursuant to Part III of Form 10−K.

Except for the amendments described above, this Form 10−K/A does not modify or update the disclosure in our Annual Report on Form 10−K for the fiscal year ended February 3, 2018 filed with the Securities and Exchange Commission on March 23, 2018.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our current directors, including information furnished by them as to their principal occupations and business experience for the past five years, certain directorships held by each director within the past five years, their respective ages as of May 15, 2018, current committee membership, and the year in which each became a director of our Company:

Name	Age	Director Since	Audit	Compensation	Nominating and Corporate Governance	Cybersecurity and Data Privacy	Marketing Strategy (1)
Seymour Holtzman, Executive Chairman of the Board and Director	82	2000
David A. Levin, President and Chief Executive Officer	67	2000
John E. Kyees, Lead Independent Director	71	2010	X			C
Jack Boyle, Director	50	2017			X		X
Willem Mesdag, Director	64	2014	X	C
Ward K. Mooney, Director	69	2006	C	X
Mitchell S. Presser, Director	53	2007		X	C
Ivy Ross, Director	62	2013			X	X	C
Oliver Walsh, Director	35	2017				X	X

C= current member and committee chairperson

X= current member of the committee

(1)	The Marketing Strategy Committee was formed by the Board of Directors on August 3, 2017.

Seymour Holtzman has served as our Executive Chairman of the Board since August 2014. From April 2000 to August 2014, Mr. Holtzman served as our Chairman of the Board.  Mr. Holtzman has been involved in the retail business for over 40 years. For many years, he has been the president and chief executive officer of Jewelcor, Incorporated, a former New York Stock Exchange listed company that operated a chain of retail stores. From 1986 to 1988, Mr. Holtzman was chairman of the board and also chief executive officer of Gruen Marketing Corporation, an American Stock Exchange listed company involved in the nationwide distribution of watches. For at least the last five years Mr. Holtzman has served as chairman and chief executive officer of Jewelcor Management, Inc., a company primarily involved in investment and management services.  Mr. Holtzman is the chief executive officer and an indirect owner of C.D. Peacock, Inc., a Chicago, Illinois retail jewelry establishment, and is the managing member of Luxury Swiss, LLC, a retail Rolex watch establishment. Mr. Holtzman was formerly an officer of Homeclick LLC, which is currently the subject of an assignment for the benefit of creditors insolvency proceeding. Mr. Holtzman is a successful entrepreneur with extensive experience working with public companies and provides valuable insight to the Board with respect to strategic planning.

David A. Levin has been our President and Chief Executive Officer and a director since April 2000.  From 1999 to 2000, he served as the executive vice president of eOutlet.com. Mr. Levin was president of Camp Coleman, a division of The Coleman Company, from 1998 to 1999.  Prior to that, Mr. Levin was president of Parade of Shoes, a division of J. Baker, Inc., from 1995 to 1997. Mr. Levin was also president of Prestige Fragrance & Cosmetics, a division of Revlon, Inc., from 1991 to 1995.  Mr. Levin has worked in the retail industry for over 30 years. In May 2017, Mr. Levin joined the board of directors of Lumber Liquidators, a publicly-traded company. Mr. Levin previously served on the board of directors of Christopher & Banks Corporation, a publicly-traded company. Mr. Levin has extensive knowledge of our Company and valuable experience in merchandising and marketing initiatives.  In his role as Chief Executive Officer he also acts as a liaison between the Board and management.

Jack Boyle has been a director since August 2017.  Since December 2017, Mr. Boyle has been the co-president of North America direct to consumer/omni channel for Fanatics, Inc., a market leader for officially licensed sports merchandise, and originally joined the company as president of merchandising in June 2012. Prior to Fanatics, Inc., from February 2005 to June 2012, Mr. Boyle was the executive vice president, general merchandising manager of women’s apparel, intimate, cosmetics and accessories for Kohl’s Corporation. From October 2003 to February 2005, he served as senior vice president, divisional merchandise manager of women’s apparel for Kohl’s Corporation, vice president of junior sportswear from July 2000 to October 2003 and vice president of planning/allocation for women's apparel from December 1999 to July 2000.  From June 1990 to December 1999, Mr. Boyle held various merchandise positions, including divisional merchandise manager of women’s at May Company.  Mr. Boyle brings to the board extensive experience in merchandising, brand management and omni-channel leadership.

John E. Kyees has been a director since May 2010 and has been the Company’s Lead Independent Director since February 2017.  From February 2014 until May 2014, Mr. Kyees served as Interim Chief Financial Officer of the Company.  In 2010, Mr. Kyees retired as the chief investor relations officer from Urban Outfitters, Inc., a retail chain, after serving as chief financial officer from 2003 to 2010. Mr. Kyees serves as lead independent director and chairman of the audit committee of Vera Bradley, Inc., a publicly-traded company. Mr. Kyees is also a director and chairman of the audit committee of Arhaus Furniture, a privately-held retailer.  Mr. Kyees previously served as director and a member of the audit committee of Hot Topic, Inc., a formerly publicly-traded company. Mr. Kyees previously served as a director and member of the audit committee of Teavana, a publicly-traded company. Mr. Kyees previously served as a director and member of the audit committee of Rackwise, Inc., a publicly-traded company.  Mr. Kyees brings to the Board extensive executive-level retail experience having served as chief financial officer for several prominent retailers.  His insight with respect to merchandising, operational activities and finance is an asset to our Board.

Willem Mesdag has been a director since January 2014.  Since January 2005, Mr. Mesdag has been the managing partner of Red Mountain Capital Partners LLC, an investment management firm. Prior to founding Red Mountain in 2005, Mr. Mesdag was a partner and managing director of Goldman Sachs & Co., which he joined in 1981. Prior to Goldman Sachs, he was a securities lawyer at Ballard, Spahr, Andrews & Ingersoll, which he joined in 1978. He currently serves on the board of Heidrick & Struggles International, Inc., a publicly-traded company, and serves on the human resources and compensation committee and is chairman of the audit and finance Committee.  Mr. Mesdag has been nominated for election to the board of directors of Yuma Energy, Inc., a publicly traded company, at its annual meeting of stockholders to be held on June 7, 2018.  He previously served on the boards of 3i Group plc, Cost Plus, Inc., Encore Capital Group, Inc., Nature’s Sunshine Products, Inc. and Skandia Group AB, all of which are publicly-traded companies. Having had an extensive career in international investment banking and finance, Mr. Mesdag brings to the Board significant knowledge and experience related to business and financial issues and corporate governance

Ward K. Mooney has been a director since July 2006. Mr. Mooney was a co-founder of Crystal Financial LLC, formerly Crystal Capital, and served as its CEO from April 2010 until his retirement in December 2017.  From April 2006 to April 2010, Mr. Mooney was the Senior Managing Partner of Crystal Capital.  Prior to April 2006, Mr. Mooney was the president of Bank of America Retail Finance Group and managing partner of Back Bay Capital, which Mr. Mooney co-founded and both of which were formerly Bank of Boston businesses.  Mr. Mooney provides the Board with valuable insight with respect to his extensive experience as a lender in the retail industry.  The Board has determined that Mr. Mooney’s extensive knowledge and experience in finance qualifies him as an audit committee financial expert.

Mitchell S. Presser has been a director since May 2007.  Since July 2014, Mr. Presser has been a partner and the head of U.S. M&A at Freshfields Bruckhaus Deringer LLP.  From January 2014 until July 2014, Mr. Presser was a senior advisor to Paine Schwartz Partners (formerly Paine & Partners, LLC), a private equity firm.  From November 2006 to December 2013, Mr. Presser was a founding partner of Paine & Partners, LLC.  Prior to that, Mr. Presser was a partner with the law firm of Wachtell, Lipton, Rosen & Katz, specializing in mergers & acquisitions.  Mr. Presser has served as a director on the boards of several privately-held companies.  Mr. Presser’s extensive experience in private equity and strategic planning provides valuable insight to the Board.

Ivy Ross has been a director since January 2013.  In May 2014, Ms. Ross joined Google as head of Glass and is currently a vice president, design for hardware products at Google.  From July 2011 until April 2014, Ms. Ross was the chief marketing officer of Art.com from where she oversaw the company's marketing, branding, merchandising and user-experience functions. Prior to Art.com, from June 2008 to June 2011, Ms. Ross was EVP of marketing for the Gap brand, and also acted as the creative catalyst for all brands within Gap, Inc. Ms. Ross also has held senior creative and product design positions at Disney Stores North America, Mattel, Calvin Klein, Coach, Liz Claiborne, Swatch Watch and Avon. She also has served on Proctor and Gamble’s design board since its inception.  With her industry insight and marketing expertise, Ms. Ross provides a valuable perspective to the Board as we continue to build our DXL brand.

Oliver Walsh has been a director since August 2017. Mr. Walsh also served as the Company’s Interim Chief Marketing Officer from August 2017 through December 2017. Since September 2017, Mr. Walsh has been the founding partner at Bamboo, a consumer brand incubator specializing in the creation and acceleration of direct-to-consumer businesses. From June 2013 to April 2017, Mr. Walsh was the chief marketing officer of Aritzia, a design house and fashion retailer of exclusive brands, and from May 2012 to September 2013, served as a member of the Board of Directors of Aritzia.  Prior to that, from April 2009 to June 2013, Mr. Walsh was the co-founder and chief executive officer for Wednesday, an integrated creative agency. From September 2008 to September 2010, Mr. Walsh was the development director for Saturday Group, a marketing group that invests in and manages firms in the fields of fashion and entertainment marketing. Mr. Walsh brings significant marketing and e-Commerce expertise, brand development and digital experience to the Board.

All directors hold office until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified or until their earlier death, resignation or removal.

Current Non-Director Executive Officers

Peter H. Stratton, Jr., 46, has been our Executive Vice President, Chief Financial Officer and Treasurer since November 2017.  Prior to that, Mr. Stratton served as our Senior Vice President, Chief Financial Officer and Treasurer from June 2014 to November 2017.  From August 2009 to June 2014, Mr. Stratton was our Senior Vice President of Finance, Corporate Controller and Chief Accounting Officer.  Mr. Stratton joined the Company in June 2009 as Vice President of Finance. Prior to joining the Company, Mr. Stratton served as the senior director of corporate accounting at BearingPoint, Inc. from May 2007 to June 2009.  Prior to May 2007, Mr. Stratton held various finance and accounting leadership positions at Legal Sea Foods, Inc., Shaw’s Supermarkets, Inc. and Cintas Corporation.

Francis Chane, 55, has been our Senior Vice President of Supply Chain and Customer Fulfillment since June 2011.  Mr. Chane joined the Company in June 2008 as our Vice President of Distribution & Logistics. Prior to joining our Company, Mr. Chane was the vice president operations & facilities for Redcats USA, a division of the French multi-national company PPR, from 1999 to June 2008.  Prior to that, Mr. Chane held various leadership positions with WearGuard Corporation, a division of Aramark Corporation.

John F. Cooney, 35, has been our Vice President of Finance and Managing Director, Corporate Controller and Chief Accounting Officer since May 2018 and was our Vice President of Finance, Corporate Controller and Chief Accounting Officer since May 2015 and our Vice President of Finance and Corporate Controller since June 2014.  From November 2010 until June 2014, Mr. Cooney was our Director of Financial Accounting and Reporting.  Prior to joining the Company, Mr. Cooney was an audit manager with PricewaterhouseCoopers LLP, which he joined in August 2004.

Jim Davey, 53, joined the Company in March 2018 as our Executive Vice President and Chief Marketing Officer.  Prior to joining the Company, Mr. Davey was vice-president of global marketing for Timberland, a VF corporation brand.  From August 2009 to March 2012, Jim oversaw global brand marketing, communications, digital marketing, and creative services for Timberland’s footwear and apparel businesses and from March 2012 to March 2018, was additionally responsible for all Timberland’s North American wholesale, retail, and e-com marketing. Prior to joining Timberland, Mr. Davey was senior vice-president of marketing and retail development for Nickelodeon & Viacom Consumer Products and served as their vice-president of hard lines from 2001 to 2009.   Prior to 2001, he held senior marketing positions with Polaroid and LEGO Systems, Inc.  Mr. Davey has over 25 years of experience building lifestyle brands in categories from toys to entertainment to footwear and apparel.

Anthony J. Gaeta, 48, has been our Senior Vice President of Store Sales and Operations since November 2017. Mr. Gaeta joined the Company in April 2010 as a Zone Vice President and was promoted to Vice President of Store Operations and Training in November 2013 before being named to his current position. Prior to joining the Company, Mr. Gaeta was a regional manager for Men’s Wearhouse from September 2007 until April 2011 and, prior to that, a regional vice president for After Hours Formalwear from March 2006 until September 2007. Mr. Gaeta has over 25 years of retail sales management experience.

Mary S. Luttrell, 56, has been our Senior Vice President of Marketing since January 2017.  From November 2012 until January 2017, Ms. Luttrell was our Vice President of Brand and Marketing. From April 2006 until November 2012, Ms. Luttrell was our Vice President of Advertising.  Ms. Luttrell originally joined the Company in October 2000 and held prior positions of Senior Marketing Manager (October 2000 until February 2001) and Advertising Director (February 2001 until April 2006).  Prior to joining the Company in October 2000, Ms. Luttrell was the manager of media advertising at Hills department stores and worked on the advertising agency side managing many retail accounts.

Robert S. Molloy, 58, has been our Senior Vice President, Chief Administrative Officer, General Counsel and Secretary since May 2018, having previously served as the Company’s Senior Vice President, General Counsel since April 2010 and Secretary of the Company since May 2014.  From February 2008 until April 2010, Mr. Molloy was our Vice President and General Counsel. Prior to joining the Company, Mr. Molloy served as the vice president, assistant general counsel at Staples, Inc. from May 1999 to February 2008.  Prior to May 1999, Mr. Molloy was a trial attorney.

Brian S. Reaves, 57, has been our Executive Vice President and Chief Customer Officer since November 2017.  Prior to that, Mr. Reaves served as our Senior Vice President and Chief Sales Officer since November 2014.  From May 2010 until November 2014, Mr. Reaves was our Senior Vice President of Store Sales and Operations.  Prior to joining our Company, Mr. Reaves was the vice president – outreach and group sales for David’s Bridal from 2007 to 2009.  Before that, Mr. Reaves was the senior vice president of sales for The Bridal Group from 2004 to 2007.

Walter E. Sprague, 69, has been our Senior Vice President of Human Resources since May 2006.  From August 2003 through April 2006, Mr. Sprague was our Vice President of Human Resources.  Prior to joining our Company, Mr. Sprague was the managing director northeast for Marc-Allen Associates, a nationwide executive recruiting firm.  From 1996 to 2002, Mr. Sprague was the assistant vice president – senior director of human resources for Foot Locker Inc. and, prior to that, the assistant vice president – senior director of human resources for Woolworth Corporation, the predecessor company to Foot Locker Inc.

Allison Surette, 37, has been our Senior Vice President General Merchandise Manager since May 2018.  Prior to that, Ms. Surette was Vice President Merchandise Manager of Private Label, Active, Young Men’s and Outerwear since September 2016.  Ms. Surette joined the Company in May 2006 as an Associate Planner and in June 2008 she transitioned into Merchandising as an Associate Buyer for Branded Collections.  From October 2010 to January 2014, she served as a Buyer of Traditional Branded Collections and Buyer of Private Label Sportshirts and Outerwear. From January 2014 to September 2016, she was the Senior Buyer of Private Label Sportshirts and Outerwear. Prior to joining the Company, Ms. Surette was a planner for TJX from June 2003 until May 2006.

There are no family relationships between any of our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). The Reporting Persons are required to furnish us with copies of all Section 16(a) reports they file.  Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us by our officers and directors during fiscal 2017, we believe that the Reporting Persons complied with all applicable Section 16(a) reporting requirements and that all required reports were filed in a timely manner, except for one Form 4 reporting the acquisition of restricted stock units of the Company, which was filed late for Mr. Gaeta.

Code of Ethics

We have adopted a Code of Ethics for Directors, Officers and Financial Professionals (the “Code of Ethics”). The full text of the Code of Ethics can be found under “Corporate Governance –Charters & Policies” on the Investor Relations page of the our corporate web site, which is at http://investor.destinationxl.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website.  We also have a Code of Ethics for all of our associates.  Annually, our directors and associates, including our officers, are asked to certify that they have read and are in compliance with our Code of Ethics.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act.  The Audit Committee is currently comprised of Messrs. Kyees, Mesdag and Mooney.  Each of the members of the Audit Committee is independent, as independence for Audit Committee members is defined under the rules of Nasdaq.

The Audit Committee operates under a written charter, which can be found under “Corporate Governance - Charters & Policies” on the Investor Relations page of our website at http://investor.destinationxl.com.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Executive Summary

This Compensation Discussion and Analysis provides a summary of our executive compensation philosophy and programs, and discusses the compensation paid to our Chief Executive Officer (“CEO”), our Chief Financial Officer (“CFO”) and other executive officers for fiscal 2017 (collectively, our “Named Executive Officers”).  While not mandated by SEC rules, we have voluntarily chosen to disclose the compensation of Mr. Reaves because two of our three most highly compensated executive officers in fiscal 2017 left the Company in May 2018.

Our Named Executive Officers for fiscal 2017 were:

➢	David A. Levin, President and CEO
➢	Peter H. Stratton, Jr., Executive Vice President, Chief Financial Officer and Treasurer
➢	Brian S. Reaves, Executive Vice President and Chief Customer Officer
➢	Robert S. Molloy, Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
➢	Kenneth M. Ederle, Former Senior Vice President and Chief Merchandising Officer
➢	Sahal S. Laher, Former Senior Vice President, Chief Digital and Information Officer

On March 23, 2018, we announced Mr. Levin’s plan to retire as President, CEO and director of the Company by the end of 2018.  In connection with this announcement, we entered into a Transition Agreement with Mr. Levin, which modifies and supplements certain terms of Mr. Levin’s existing employment agreement.  See “Employment Agreements-Chief Executive Officer” below for a detailed discussion of the transition and its associated costs.

On May 16, 2018, we committed to a corporate restructuring plan (“Restructuring”) to better align the Company’s expense structure with its revenues.  The Restructuring eliminated approximately 56 corporate positions, which represented 15% of the Company’s corporate workforce, or 2% of its total workforce. Approximately 36 corporate employees were notified of their terminations on May 16, 2018, including Messrs. Ederle and Laher, and 20 open corporate positions will not be filled.

Fiscal 2017 Financial Highlights

The Company’s key objective for fiscal 2017 was to grow revenue through new marketing initiatives to build brand awareness, increase store traffic, acquire new customers and grow our e-commerce business.  We significantly increased our marketing budget in fiscal 2017 in order to drive traffic to our stores and website through enhanced media and digital strategies. While our aided brand awareness increased to 42% by the end of fiscal 2017 from 34% at the end of fiscal 2016, our marketing initiatives did not drive the increase in customer traffic we had anticipated and resulted in comparable sales growth of 0.9%.  For fiscal 2017, we increased the number of customers by 3.2% from fiscal 2016.

For fiscal 2017, we had a net loss of $(18.8) million, or $(0.39) per diluted share, compared with a net loss of $(2.3) million, or $(0.05) per diluted share, in fiscal 2016.  The decrease of $(0.34) per diluted share was primarily due to an increase of $11.3 million, or $(0.23) per diluted share, in marketing expense and $3.7 million, or $(0.08) per diluted share, of impairment charges.  EBITDA excluding impairment charges (“Adjusted EBITDA”), a non-GAAP measure, decreased $14.5 million to $17.1 million, compared to $31.6 million in fiscal 2016, primarily due to the increase in marketing expense and, to a lesser extent, increases in store payroll and other supporting costs associated with a larger DXL store base and e-commerce initiatives.  EBITDA in fiscal 2016 benefited from a significantly reduced marketing budget, which had a negative impact on brand awareness, customer traffic and customer acquisition.

After accounting for the increased marketing expense, inventory management and a reduction in capital expenditures, we generated $8.4 million of free cash flow in fiscal 2017, compared to $5.8 million in fiscal 2016, with which we reduced our total debt by $3.7 million and repurchased $4.7 million of our common stock.

Fiscal 2017 Executive Compensation Highlights

We believe that the compensation of our Named Executive Officers should be aligned with the performance of the Company.  The Company’s financial performance in fiscal 2017 did not meet expectations and, consequently, total compensation earned by our Named Executive Officers in fiscal 2017 decreased significantly from fiscal 2016. We do believe, however, that our executives have implemented several key initiatives that will be beneficial to revenue growth and profitability in fiscal 2018, including restructuring our corporate cost base, improving our inventory efficiency, driving in-store and e-commerce conversion, growing our direct business and building brand awareness.  The following table shows total compensation earned for each Named Executive Officer for fiscal 2017, compared to fiscal 2016.

Named Executive Officer	Fiscal 2017 (1)	Fiscal 2016	% Change
David A. Levin	$1,665,320	$2,132,001	(21.9)%
Peter H. Stratton, Jr.	$611,119	$629,989	(3.0)%
Brian S. Reaves	$518,574	$613,118	(15.4)%
Robert S. Molloy	$573,061	$698,522	(18.0)%
Kenneth M. Ederle	$640,025	$767,168	(16.6)%
Sahal S. Laher	$898,903	—	—
(1)

Mr. Stratton received a salary increase in May 2017 to bring him in line with external peers and, in November 2017, Messrs. Stratton and Reaves each received a salary adjustment in connection with their respective promotions to Executive Vice President.

Realized Pay of CEO

The following chart shows the Company’s Adjusted EBITDA over the past five years in relation to Mr. Levin’s compensation on both a Total Direct Compensation (“TDC”) basis, as reported in the Summary Compensation Table, and also on a Realized Pay basis.  Realized Pay reflects base salary, cash-based Annual Incentive Compensation paid and cash-based Long-Term Incentive earned, plus the value realized upon vesting of any Restricted Shares and Options exercised.  We believe that Mr. Levin’s TDC and Realized Pay correlate to the Company’s financial performance.

Executive Compensation Philosophy and Objectives

Our Compensation Committee is responsible for establishing, implementing and monitoring adherence to the Board’s compensation philosophy, which is to ensure that executive compensation is fair, reasonable, competitive and consistent with the interests of the Company’s stockholders.

The Compensation Committee believes that an effective executive compensation program will:

•	Attract, retain and engage the executive talent the Company requires to perform in line with the Board’s expectations;
•	Recognize and reward the achievement of specific annual and long-term performance objectives goals through a combination of cash and stock-based compensation; and
•	Align the Company’s executives’ interests with those of its stockholders.

When reviewing compensation, the Compensation Committee emphasizes total direct compensation.  Total direct compensation consists of total cash compensation (base salary and annual performance-based cash incentive awards) plus long-term incentive awards, which are primarily stock-based.  Every year, we assess the effectiveness of our compensation plans and are continually working to strengthen our overall compensation program by adjusting performance metrics to better align compensation with performance that drives stockholder value.  We also compare our performance metrics to those used by our peers, and take into consideration the recommendations of proxy advisory services.

Key Features of Our Executive Compensation Program

We believe that the Company’s executive compensation program includes key features that align the compensation for the Named Executive Officers with the interests of our stockholders.

What We Do	What We Don’t Do
✓ Focus on performance-based pay	✘ No re-pricing of underwater options
✓ Balance short-term and long-term incentives	✘ No hedging of Company stock
✓ Use multiple targets for performance awards	✘ No tax gross-up on severance payments
✓ Cap all incentive awards at 150% payout	✘ No active supplemental executive retirement plan
✓ Require “double-trigger” change-in-control provisions
✓ “Claw-back” policy
✓ Seek to mitigate undue risk in compensation plans
✓ Utilize an independent compensation consultant
✓ Provide executives with very limited perquisites

Use of Compensation Consultants

The Compensation Committee has the authority to retain compensation consultants and other outside advisors to assist in carrying out its duties, including the compensation of our Named Executive Officers. The Compensation Committee may accept, reject or modify any recommendations by compensation consultants or other outside advisors.

The Compensation Committee periodically consults with Sibson Consulting (“Sibson”), an independent firm that specializes in benefits and compensation, with respect to the structure and competitiveness of the Company’s executive compensation program compared to its proxy peer group. The Compensation Committee has assessed Sibson’s independence, and has concluded that no conflict of interest exists with respect to the services that it performs.  In early fiscal 2018, the Compensation Committee engaged Sibson to evaluate the compensation of our CEO in comparison to the fiscal 2018 proxy peer group.

In fiscal 2017, at the request of the Compensation Committee, the Company engaged Korn Ferry Hay Group (“Korn Ferry”), an independent compensation consultant, to review the base salaries and annual incentives for the Company’s senior executives other than its CEO. Korn Ferry compared the compensation of our senior executives to that of 23 retail companies, with whom we believe we compete directly when hiring executive-level talent (“market peers”).

Fiscal 2017 Target Compensation

CEO Compensation.  The Compensation Committee is responsible for determining the target compensation of our CEO.  Working with Sibson, the Compensation Committee compared each element of the CEO’s compensation (base salary, annual and long-term incentive compensation (“Direct Compensation”)) to published survey data and data from its proxy peer groups.  The following table illustrates that Mr. Levin’s target Direct Compensation for fiscal 2017 was at 91% of the 2017 median of the 2018 proxy peer group.  Mr. Levin’s actual Direct Compensation in fiscal 2017 was at 61% of the median target compensation of that peer group.

* prepared by Sibson using peer group for fiscal 2018

Other Named Executive Officers.  Our CEO and our Senior Vice President of Human Resources are primarily responsible for determining the compensation paid to our other Named Executive Officers, subject to the review and approval of the Compensation Committee.  Our other Named Executive Officers are provided with a competitive base salary and an opportunity to earn performance awards each year, which are driven by our overall financial targets. As part of the Sibson engagement, Sibson reviewed Mr. Levin’s compensation in relation to the compensation paid to our other Named Executive Officers, and concluded that the relationship was within the median of the 2018 proxy peer group.  In addition, Korn Ferry reviewed the base salaries and annual incentive compensation plan for the Company’s senior executives other than its CEO, and concluded that the target Direct Compensation of such executives was between the 25th percentile and the median of its market peer group. See “Compensation Components, Fiscal 2017 Compensation Decisions”

Our Peers

When determining peer companies for use in reviewing and establishing compensation for our Named Executive Officers, we focus primarily on public companies within the specialty retail apparel business with similar revenue and/or market capitalization.  The companies in the fiscal 2017 peer group are listed below.

•	bebe, inc.	•	Cato Group	•	MarineMax, Inc.

•	Big 5 Sporting Goods	•	Christopher & Banks	•	Sportsman’s Warehouse

•	Blue Nile	•	Citi Trends	•	Tilly’s Inc.

•	Boot Barn Holding, Inc.	•	Destination Maternity	•	Zumiez, Inc.

•	The Buckle	•	Hibbett Sports

•	Build-A-Bear Workshop, Inc.	•	Kirkland’s, Inc.

For fiscal 2018, we updated our peer group to create a better alignment with our Company’s revenues and/or market capitalization with the median of the peer group.  As a result, we removed larger companies, including MarineMax, Inc., Big 5 Sporting Goods, The Buckle and Hibbett Sports.  In addition, we removed Blue Nile, which went private, and bebe, inc., which filed for bankruptcy.  We added Trans World Entertainment, Movado Group, Tile Shop Holdings, Francesca’s Holding Corp., Vince Holding Corp. and Vera Bradley.

In order to develop an appropriate peer group, we consider companies with a range of revenues and market capitalizations that may differ from those included by independent analysts such as Institutional Shareholder Services (ISS).  We do so because we believe that companies doing business in specialty retail markets with omni-channel distribution models provide a better benchmark for total shareholder return.  An independent analyst may include a company that falls within the same Standard & Poor’s GICS code with similar revenue and market capitalization but with a different business model, business risks, geographic locations, customer base and industry traffic trends and which, consequently, may have nothing in common with our Company.  For example, a company that owns automotive dealerships is within the same GICS code as our Company, but clearly has a distinctively different business model and is not affected by the same trends that affect specialty retail apparel.

Say-on-Pay

At our 2017 Annual Meeting, stockholders voted on a non-binding advisory proposal as to the frequency with which we should conduct an advisory vote on executive compensation (a "say-on-pay proposal"). At that meeting, and in accordance with the recommendation of our Board, 95.6% of votes cast voted for the “one-year” frequency for advisory votes on executive compensation.  We intend to hold such vote every year, until the next “say-on-pay” frequency vote, which will not be until our 2023 Annual Meeting.

At our 2017 Annual Meeting, stockholders had an opportunity to cast a non-binding advisory vote on executive compensation as disclosed in the 2017 Proxy Statement. Of the votes cast on the say-on-pay proposal, 94.0% voted in favor of the proposal. The Compensation Committee considered the results of the 2017 advisory vote and believes that it affirms support of our stockholders for  our approach to executive compensation, namely to align short- and long-term incentives with the Company’s financial performance. We will continue to consider the outcome of subsequent say-on-pay votes when making future compensation decisions for our executive officers.

Risk Assessment/Claw-Back

We believe that the Company’s compensation programs do not provide incentives for unnecessary risk-taking by our employees. Our performance-based annual and long-term incentive awards are also designed to align executives with preserving stockholder value. Based on these considerations, among others, we do not believe that our compensation policies and practices create risks that are likely to have a material adverse effect on our Company.

Our employment agreements with each of our Named Executive Officers include a “claw-back” provision that permits us to demand full repayment of all amounts paid to the executive in the event we learn, after the executive’s termination, that the executive could have been terminated for “justifiable cause.”

Compensation Components and Fiscal 2017 Compensation Decisions

We believe that our executive compensation policies and practices appropriately align the interests of our executives with those of our stockholders and emphasize the shared responsibility of our executive officers for the Company’s financial performance. Accordingly, the compensation of our Named Executive Officers is heavily weighted toward “at-risk” performance-based compensation.

The primary components of compensation for our Named Executive Officers include base salary (“fixed compensation”), annual performance-based cash incentives and long-term incentives (“at-risk compensation”). The annual weight of each component leads to the following allocation of potential compensation that each executive can earn.

The components of executive compensation are as follows:

•	Base salary

Base salary represents the fixed component of an executive’s annual compensation.  In order to attract and retain top executive talent, we believe that it is important that our base salary be competitive, generally at or near the median of our industry peers.

Base salaries are reviewed annually and adjustments are influenced by the Company’s performance in the previous fiscal year and the executive’s contribution to that performance. The executive’s performance is measured by various factors, including, but not limited to, achievement of specific individual and department goals.  Additionally, adjustments may consider an individual’s promotion that may have occurred during the fiscal year, and any modifications in the individual's level of responsibility.

The Compensation Committee expects the CEO’s base salary to be at or near the peer group median, and to be approximately one-third of his target Direct Compensation.  Our CEO and our Senior Vice President of Human Resources determine the base salary of our other Named Executive Officers, subject to the review and approval of the Compensation Committee.  In doing so, they rely on published industry compensation surveys and target the peer group median.

The following is a summary of each Named Executive Officer’s base salary for fiscal 2018, compared to fiscal 2017, and based on a 52-week period:

	Fiscal 2018	Fiscal 2017	% change
David A. Levin (1)	$811,200	$811,200	—
Peter H. Stratton, Jr. (2)	$395,000	$370,000	6.8%
Brian S. Reaves (2)	$400,000	$300,000	33.3%
Robert S. Molloy (3)	$375,000	$345,000	8.7%

(1)	Mr. Levin’s base salary is stated in his employment agreement and has remained unchanged since fiscal 2010 and is modestly above the median of the 2018 proxy peer group.
(2)

Mr. Stratton received a salary increase in May 2017 to bring him in line with external peers and in November 2017, Messrs. Stratton and Reaves each received a salary adjustment in connection with their respective promotions to Executive Vice President and added responsibilities.

(3)	Mr. Molloy received a salary adjustment in May 2018 in connection with his additional responsibilities.

•	Performance-based Annual Incentive Plan

The Compensation Committee believes that a substantial portion of each Named Executive Officer’s compensation should tie directly to our Company’s financial performance.  Our Annual Incentive Plan (“AIP”) provides for an annual performance-based cash incentive for all executives as well as certain non-executive employees.

For fiscal 2017, Mr. Levin’s target participation in the AIP was at 100% of his annual salary, whereas our other Named Executive Officers’ target participation in the AIP was at 40% of their respective salaries.

The performance metrics in our 2017 AIP reflected the Board’s objective to drive profitability and free cash flow through revenue growth at acceptable margins. Key areas of focus for fiscal 2017 were the growth of our direct business and our customer base through new marketing initiatives.  Specific performance metrics for “Sales”, “Direct Comparable Sales”, and “Customer Count” were intended to drive revenue, whereas specific performance metrics for “Adjusted EBITDA”, “Merchandise Margin” and “Free Cash Flow” were intended to drive profitability and free cash flow.

The 2017 AIP targets approved by the Compensation Committee and actual results against these targets were as follows:

2017 Annual Incentive Plan

	Metric	Award % Attributable to Target	Minimum/Maximum Potential Payout	2017 Target	2017 Actual	Payout %
Target 1	Sales	20.0%	100% payout at set target, with 50% payout at 98.9% of set target and 150% payout at 101.1%.	$475.0 million	$468.0 million	—
Target 2	Adjusted EBITDA	20.0%	100% payout out at set target, with 50% payout at 88.9% of set target and 150% payout at 111.1%.	$27.0 million	$17.1 million	—
Target 3	Merchandise Margin	20.0%	Target must be achieved for a minimum payout of 100%, with 125% payout at 102.2% of target and 150% of payout at 104.2% of target.	**	70 basis points above minimum	113.3%
Target 4	Free Cash Flow	20.0%	100% payout at set target, with 50% payout at 85.7% of target and 150% payout at 114.3% of target.	$17.5 million	$8.4 million	—
Target 5	Direct Comparable Sales	10.0%	100% payout at set target, with 50% payout at 65.5% of target and 150% payout at 134.5% of target.	14.5%	8.4%	—
Target 6	Customer Counts	10.0%	100% payout at set target, with 50% payout at 99.0%% of target and 150% of payout at 101.0% of target.	1,530,000	1,535,544	118.5%

** Merchandise margin is a component of gross margin, net of occupancy costs and is not disclosed because we believe it would be a competitive disadvantage to do so.

The performance targets were derived from the Company’s operating plan for fiscal 2017, and the Compensation Committee believed that it was possible, with an approximate 50% probability, to meet or exceed each of the targets.  As a result of achieving some of the performance targets for fiscal 2017, as shown above, on March 31, 2018 the Compensation Committee approved a cash bonus payout of 34.5% of target under the 2017 AIP.  The total cash award paid to 103 participants was approximately $1.3 million, with $546,252 of that amount being paid to the Named Executive Officers.

Changes to AIP for Fiscal 2018

The Compensation Committee modified the 2018 AIP performance metrics in keeping with the Board’s objective to drive profitability and free cash flow through revenue growth at acceptable margins.  In addition to overall financial and operating performance metrics, we added specific departmental metrics for our marketing, digital, store operations and merchandising, as well as a discretionary component based on individual performance targets.  The overall financial and operating performance metrics will represent 80% of the AIP for our executives, including our Named Executive Officers, whereas they will represent 60% of the AIP for certain departmental employees and the departmental metrics will represent 20%. For all employees, the remaining 20% of the AIP award will be discretionary based on individual performance targets. We believe that these modifications will better align the compensation of our employees with their contribution to our business results.

The 2018 AIP performance metrics, as they relate to our Named Executive Officers and as approved by the Compensation Committee are as follows:

2018 Annual Incentive Plan

	Metric	Award % Attributable to Target	Minimum/Maximum Potential Payout
Target 1	Sales	25.0%	100% payout at set target, with 50% payout at 98.5% of set target and 150% payout at 102.1% of target.
Target 2	Adjusted EBITDA	25.0%	100% payout at set target, with 50% payout at 86.0% of set target and 150% payout at 120.0% of target.
Target 3	Gross Margin (dollars)	15.0%	100% payout at set target, with 50% payout at 96.9% of set target and 150% payout at 103.1% of target.
Target 4	Free Cash Flow	15.0%	100% payout at set target, with 50% payout at 76.9% of target and 150% payout at 123.1% of target.
Target 5	Discretionary – Personal Goals	20.0%	Discretionary, based upon individual performance, as evaluated by the CEO (except with respect to the CEO whose individual performance will be evaluated by the Compensation Committee).

The target levels for each performance metric are derived from the Company’s annual operating plan and budget for the fiscal year, and are intended to be achievable, with an approximate 50% probability.  The likelihood of achieving the 2018 targets reflects the challenges inherent in achieving the goals and objectives of an ambitious operating plan and budget.

For fiscal 2018, Mr. Levin’s participation in the annual incentive plan is at 100% of his annual salary (as stipulated in his employment contract), whereas Messrs. Stratton and Reaves, as Executive Vice Presidents, will participate at 55% of their respective salaries and Mr. Molloy, as a Senior Vice President, will participate at 40% of his salary.

Assuming we achieve 100% of the 2018 AIP targets and each participant earns 100% of their individual performance target, the total payout under the 2018 AIP would be approximately $4.0 million, of which $1.4 million would be paid to Messrs. Levin, Stratton, Reaves and Molloy as set forth below.  The remaining amount would be paid to approximately 90 other participants.  The cost of the 2018 AIP is reflected in the Adjusted EBITDA metric for the 2018 AIP.

Named Executive Officer	Fiscal 2018 Potential Payout at Target
David A. Levin	$811,200
Peter H. Stratton, Jr.	$217,250
Brian S. Reaves	$220,000
Robert S. Molloy	$150,000

•	Long-term incentive plans

The Company’s long-term incentive plans are designed to ensure that the interests of our executives are aligned with those of our stockholders to create sustainable shareholder value and to promote executive retention.

In March 2016, the Compensation Committee approved the Destination XL Group, Inc. Long-Term Incentive Plan (“LTIP”). Under the terms of that LTIP, which govern the “2016-2017 LTIP” and “2017-2018 LTIP” discussed below, the Compensation Committee established performance targets covering two overlapping two-year performance periods (each a “Performance Period”).   No performance targets have been established for the 2018-2019 performance period, because it is the Compensation Committee’s intention to amend the current LTIP to increase the performance period from two-years to three-years. In addition, because no LTIP plan has been approved for fiscal 2018, there has been no grant of time-based awards.

2-year LTIP

Each participant is entitled to receive an award based on his or her “Target Cash Value” which is defined as the participant’s annual base salary (on the participant’s effective date) multiplied by his or her LTIP percentage, which is 100% for the Company’s CEO and 70% for other senior executives.

For each participant, 50% of the Target Cash Value is subject to time-based vesting and 50% is subject to performance-based vesting.  In addition to being subject to forfeiture, the time-based vesting portion of the award vests in two installments with 50% vesting on April 1 following the fiscal year-end which marks the end of the applicable Performance Period and 50% vesting on April 1 of the succeeding year. The performance-based vesting portion of the award is subject to the achievement of the performance target(s) for the applicable Performance Period.  Any award for performance will be granted after the end of the Performance Period and will vest on August 31 following the end of the applicable Performance Period.  There is no opportunity to earn any awards for performance in the first year of a Performance Period.

2016-2017 Performance Period

On March 15, 2016, the Compensation Committee established two performance targets for the 2016-2017 Performance Period under the LTIP (the “2016-2017 LTIP”), each weighted 50%, and further approved that all awards under the 2016-2017 LTIP would be issued in restricted stock units (“RSUs”).  The following is a summary of the performance targets under the 2016-2017 Performance Period and actual performance achieved:

	Metric	Award % Attributable to Target	Minimum/Maximum Potential Payout	2017 Target	2017 Actual	Payout %
Target 1	Adjusted EBITDA	50.0%	100% payout at set target, with 50% payout at 85.0% of set target and 150% payout at 115.0%.	$41.9 million	$17.1 million	—
Target 2	DXL Comparable Store Marginal Cash-Over-Cash Return*	50.0%	100% payout out at set target, with 50% payout at 92.3% of set target and 150% payout at 107.7%.	65.0%	60.4%	54.4%

* DXL Comparable Store Marginal Cash-Over-Cash Return is defined as the aggregate of each comparable DXL store’s four-wall cash flow for fiscal 2017 divided by the aggregate capital investment, net of any tenant allowance, for each comparable DXL store.

The minimum threshold for the EBITDA target was not achieved, but the Company did achieve its DXL Comparable Store Marginal Cash-Over-Cash Return for a payout of 54.4% of target, resulting in a blended payout of performance-based compensation of 27.2% of target.  Accordingly, subsequent to the end of fiscal 2017, on March 21, 2018 the Compensation Committee approved the grant of RSU awards totaling $0.5 million, with a grant date of April 2, 2018, with $0.3 million of that amount being awarded to the Named Executive Officers.  The awards are subject to further vesting through August 31, 2018.

2017-2018 Performance Period

On March 31, 2017, the Compensation Committee established two performance targets under the LTIP (the “2017-2018 LTIP”), each weighted 50%, and further approved that all awards under the 2017-2018 LTIP would be issued in RSUs. The performance targets for the 2017-2018 Performance Period are:

	Metric	Award % Attributable to Target	Minimum/Maximum Potential Payout
Target 1	Total Company Comparable Sales (Two-year stack, which is the sum of Total Company Comparable Sales for fiscal 2017 and fiscal 2018, with an annual minimum comp requirement in fiscal 2018)	50.0%	100% payout at set target, with 50% payout at 60.6% of set target and 150% payout at 136.4%.
Target 2	Modified ROIC (Operating Income divided by Invested Capital, defined as Total Debt plus Stockholders’ Equity and excludes any deduction of Cash)	50.0%	100% payout at set target, with 50% payout at 31.3% of set target and 150% payout at 171.9%.

For the 2017-2018 Performance Period, the metrics reflect the Company’s initiatives to drive comparable sales through increased customer acquisition and retention while earning an acceptable return on the capital invested in the business.  As with our AIP and 2016-2017 LTIP, we will disclose our targets under the 2017-2018 LTIP once the performance period has ended.

The following table illustrates the components of the LTIP with the respective vesting dates, illustrating that the time-based portion of the LTIP acts as a retention tool:

			Vesting of Awards by Fiscal Year:
		% of
Approval date	Performance Period	total award	Fiscal 2018	Fiscal 2019	Fiscal 2020
3/15/2016	2016-2017 LTIP
	Time-Based Awards, vests April 1, subject to forfeiture	50%	50%	50%	—
	Performance-Based Awards, vests August 31, if achieved	50%	100%	—	—

3/31/2017	2017-2018 LTIP
	Time-Based Awards, vests April 1, subject to forfeiture	50%	—	50%	50%
	Performance-Based Awards, vests August 31, if achieved	50%	—	100%	—

•	Discretionary Cash and Equity Awards

In particular circumstances, we may utilize cash signing bonuses and equity-based awards when certain employees join the Company.

With the exception of the grant of equity awards to Mr. Laher in connection with his hiring, there were no discretionary cash or equity awards granted to our Named Executive Officers in fiscal 2017.

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

After six months of service with us, all of our employees, including our Named Executive Officers, are eligible to participate in our 401(k) Plan, and after one year of employment are eligible for a Company match.  Historically, our employees have been eligible to receive a Company match, which matched 100% of the first 1% of deferred compensation and 50% of the next 5% (with a maximum contribution of 3.5% of eligible compensation).  In May 2018, in connection with our cost reduction initiatives, the Board of Directors ratified and approved the recommendation of our management team to suspend any further employer contributions to the 401(k) Plan, effective July 1, 2018, until the end of calendar year 2019 at the latest.

We have employment agreements with our CEO and all of our other Named Executive Officers.  Upon termination of employment, each executive is entitled to receive severance payments under his or her employment agreement(s) and under the Company’s incentive programs in the event of a termination without justifiable cause.  These employment agreements and incentive programs, as they relate to terminations, are discussed in detail below in the section “Employment Agreements” following the “Summary Compensation Table.”  Our employment agreements do not contain any tax gross-ups pursuant to Section 280(g) of the Internal Revenue Code.

•	Tax Implications

Prior to the passage of the Tax Cut and Jobs Act of 2017 (“Tax Act”), Section 162(m) of the Internal Revenue Code of 1986, as amended generally disallowed a tax deduction for compensation in excess of $1.0 million a year to certain officers, including the Chief Executive Officer, unless such excess compensation qualified as “performance-based compensation.” The Tax Act, among other things, repealed the performance-based compensation exemption with respect to taxable years beginning after December 31, 2017, subject to certain transition rules. In addition, the Tax Act expanded the group of officers whose compensation is subject to the Section 162(m) deduction limitations. Accordingly, other than with respect to certain grandfathered compensation, the $1.0 million deduction limitation now applies to (i) anyone serving as the Company’s Chief Executive Officer or Chief Financial Officer at any time during the taxable year, (ii) the top three other highest compensated executive officers of the Company serving at the end of the taxable year and (iii) any individual who had been a covered employee for any taxable year of the Company that started after December 31, 2016. We previously considered the effect of Section 162(m) when structuring our executive compensation and, when feasible, complied with exemptions in Section 162(m) so that the compensation remained tax deductible to us.

Non-GAAP Financial Measures

The above discussion references non-GAAP measures that we use on a regular basis in order to track the progress of our business. These measures include EBITDA (earnings before interest, taxes, depreciation and amortization) and Adjusted EBITDA (EBITDA before impairment of assets).  We believe these measures provide helpful information with respect to the Company’s operating performance.  In addition, we use EBITDA because it: (i) measures performance over the periods in which executives can have significant impact, (ii) is directly linked to our annual incentive plan and long-term growth plan, and (iii) is a key metric used by management and the Board to assess our operating performance. However, these measures may not be comparable to similar measures used by other companies and should not be considered superior to or as a substitute for operating income (loss), net income (loss) or cash flows from operating activities in accordance with GAAP.

The following is a reconciliation of Adjusted EBITDA and EBITDA from Net Loss, on a GAAP basis:

(in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net loss, on a GAAP basis (1)	$(18.8)	$(2.3)	$(8.4)	$(12.3)	$(59.8)
Add back:
Provision for income taxes	2.6	(0.2)	(0.3)	(0.2)	(45.7)
Interest Expense	(3.4)	(3.1)	(3.0)	(2.1)	(1.0)
Depreciation and amortization	(31.1)	(30.2)	(28.4)	(23.7)	(19.3)
EBITDA	13.0	31.2	23.3	13.8	6.3
Deduct: Income (loss) from discontinuing operations	—	—	—	(1.1)	0.5
EBITDA from continuing operations	$13.0	$31.2	$23.3	$14.9	$5.8
Impairment of Assets	4.1	0.4	—	0.3	1.5
Adjusted EBITDA	$17.1	$31.6	$23.3	$15.2	$7.3

(1)	The net loss for fiscal 2013 includes a charge of $51.3 million to establish a full valuation allowance against our deferred tax assets.

COMPENSATION COMMITTEE REPORT

We, the Compensation Committee of the Company, have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on this review and discussion, recommend to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

The Compensation Committee
Willem Mesdag, Chairman
Mitchell Presser
Ward K. Mooney
John E. Kyees * (former member)

* Mr. Kyees, a current director, served on the Compensation Committee until February 2, 2017.

Summary Compensation Table.  The following Summary Compensation Table sets forth certain information regarding compensation paid or accrued by us with respect to our "Named Executive Officers" for fiscal 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1) (2)	Non-Equity Incentive Plan Compensation ($)(1)(3)	All Other Compensation ($)(4)	Total ($)
David A. Levin	2017	$826,800	—	$515,923	$285,246	$37,351	$1,665,320
President and Chief Executive	2016	$811,200	—	$610,834	$670,052	$39,915	$2,132,001
Officer	2015	$811,200	—	—	$1,174,618	$40,472	$2,026,290

Peter H. Stratton, Jr.	2017	$374,904	—	$158,496	$52,997	$24,722	$611,119
Executive Vice President, Chief	2016	$333,462	—	$157,649	$113,574	$25,305	$629,989
Financial Officer and Treasurer	2015	$285,000	—	—	$170,272	$24,565	$479,837

Brian S. Reaves	2017	$313,462	—	$133,560	$44,850	$26,702	$518,574
Executive Vice President and	2016	$300,000	—	$153,703	$131,963	$27,452	$613,118
Chief Customer Officer	2015	$300,000	—	—	$188,260	$27,028	$515,288

Robert S. Molloy	2017	$345,000	—	$152,642	$48,526	$26,893	$573,061
Senior Vice President, Chief Administrative	2016	$341,923	—	$174,808	$154,130	$27,661	$698,522
Officer, General Counsel and Secretary	2015	$335,000	—	—	$212,732	$27,259	$574,991

Kenneth M. Ederle	2017	$390,000	—	$173,628	$54,855	$21,542	$640,025
Former Senior Vice President and Chief	2016	$390,000	—	$194,058	$161,246	$21,864	$767,168
Merchandising Officer	2015	$380,769	—	—	$236,348	$21,850	$638,967

Sahal S. Laher	2017	$408,654	—	$415,064	$59,778	$15,407	$898,903
Former Senior Vice President, Chief
Digital and Information Officer
(1)

The amounts reflect the fair value, as of grant date, of awards computed in accordance with FASB ASC Topic 718, and not the actual amounts paid to or realized by the Named Executive Officers during the applicable fiscal year.  Additional information regarding the assumptions used to estimate the fair value of awards is included in Note A to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

(2)

The amounts shown in the Stock Award column for fiscal 2017 represent the fair value, as of grant date, of (a) time-based restricted stock units (RSUs) granted pursuant to the 2017-2018 LTIP and (b) RSUs earned for the partial achievement of performance targets under the 2016-2017 LTIP. See “2017 Stock Awards Compensation” below for a breakdown of stock awards.  See “Grants of Plan-Based Awards” for more information regarding equity awards granted in fiscal 2017.

The fair value associated with the performance-based component of the equity awards granted under the 2017-2018 LTIP was determined based on the probable outcome of the performance conditions as of the service-inception date.  Because the achievement of the performance targets under the 2017-2018 LTIP was not deemed probable as of the service-inception date, no value was attributed to the performance-based portion of these awards.  The following reflects the fair values of the performance-based portion of the 2017-2018 LTIP assuming the highest level of performance conditions will be achieved for each of the Named Executive Officers:

David A. Levin	$608,400
Peter H. Stratton, Jr.	$186,375
Brian S. Reaves	$157,500
Robert S. Molloy	$181,125
Kenneth M. Ederle	$204,750
Sahal S. Laher	$223,125

(3)	Represents cash awards earned under the 2017 AIP.
(4)	See table “All Other Compensation” below for a breakdown of 2017 amounts reflected in this column.

The following is a supplement to the Summary Compensation Table and provides a breakdown of the stock awards granted to each Named Executive Officer in fiscal 2017:

Name	2016-2017 LTIP (1)	2017-2018 LTIP (2)	Discretionary(3)	Total Stock Awards
David A. Levin	$110,323	$405,600	$—	$515,923
Peter H. Stratton, Jr.	$33,246	$125,250	$—	$158,496
Brian S. Reaves	$28,560	$105,000	$—	$133,560
Robert S. Molloy	$31,892	$120,750	$—	$152,642
Kenneth M. Ederle	$37,128	$136,500	$—	$173,628
Sahal S. Laher	$101,314	$148,750	$165,000	$415,064
(1)

Represents RSUs granted in March 2018 earned for performance targets achieved under the 2016-2017 LTIP.  The potential value of this award at threshold, target and maximum was previously reported in the “2016 Grants of Plan-Based Awards” under “Estimated Future Payouts Under Equity Incentive Plan Awards” as of the service inception date of April 16, 2016.

(2)	Represents the grant of time-based RSUs issued, which will vest in two tranches with the first 50% vesting on April 1, 2019 and the remaining 50% vesting on April 1, 2020.
(3)

Represents the grant of 50,000 unvested RSAs that vest ratably over three years, with the first one-third vesting on January 30, 2018. In connection with Mr. Laher’s termination of employment, the unvested RSAs of 33,333 were forfeited.

The following table sets forth the components of 2017 All Other Compensation column listed above in the Summary Compensation Table:

Name	Auto Allowance	401(k) Match	Life Insurance Premiums	Long-Term Healthcare Premiums	Supplemental Disability Insurance	Total Other Compensation
David A. Levin	$10,000	$9,275	$4,350	$6,033	$7,693	$37,351
Peter H. Stratton, Jr.	$8,400	$9,275	$—	$4,034	$3,013	$24,722
Brian S. Reaves	$8,400	$9,275	$—	$4,715	$4,312	$26,702
Robert S. Molloy	$8,400	$9,275	$—	$4,821	$4,397	$26,893
Kenneth M. Ederle	$8,400	$9,275	$—	$—	$3,867	$21,542
Sahal S. Laher	$8,057	$—	$—	$7,350	$—	$15,407

CEO Pay Ratio

As required by Regulation S-K under the Exchange Act, we are providing the following information concerning the relationship of the total annual compensation of our CEO, David Levin, and the total annual compensation of our employees.

For fiscal 2017, Mr. Levin’s total annual compensation was $1,665,320 and the total annual compensation of our median employee was $26,293.  Based on this information, for 2017 the ratio of the annual total compensation of Mr. Levin, our CEO, to the median of the annual total compensation of all employees was 63 to 1.

To identify the median of the annual total compensation of all of our employees, as well as to determine the annual total compensation of our median employee and our CEO we utilized the following methodology:

•

We determined that, as of December 31, 2017, our employee population consisted of approximately 2,729 individuals, with 2,696 of these individuals located in the U.S. and 33 of these individuals located outside the U.S. This population includes our full-time, part-time, and seasonal employees.  Approximately 59% of our total employee population at December 31, 2017 was considered a full-time employee.

•

To identify the “median employee” from our employee population, we compared the amount of compensation of our employees as reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 for the year ended December 31, 2017.

•

For any permanent full-time or part-time employees, who started employment at the Company during calendar 2017, we annualized the compensation, assuming that those employees worked a full year. We did not annualize compensation for any seasonal or temporary employees.

•

We excluded employees located outside of the U.S. under the de minimis exception of the pay ratio rule, which permits exclusion if a company’s non-U.S. employees account for 5% or less of total employees.  The jurisdictions and approximate number of employees excluded were Canada (16), United Kingdom (14) and Hong Kong (3).

•

Once we identified our median employee, we calculated that employee’s annual compensation in the same manner as for our CEO as presented in the Summary Compensation Table.  Our median employee is a 35-hour, full-time retail store associate.

Employment Agreements

Chief Executive Officer

~ Employment Agreement and Transition Agreement

As disclosed above, on March 23, 2018, in connection with Mr. Levin’s retirement announcement, the Company and Mr. Levin entered into a Transition Agreement (“Transition Agreement”) addressing Mr. Levin’s future retirement and related successor issues. The Transition Agreement modifies and supplements certain terms of Mr. Levin’s Employment Agreement, which was last revised and restated as of November 5, 2009. Pursuant to the Transition Agreement, the current term of Mr. Levin’s employment agreement will end December 31, 2019.

The Employment Agreement provides that Mr. Levin be paid a base salary at annual rate of $811,200, with an annual automobile allowance of $10,000. Mr. Levin participates in our AIP at a target rate of 100% of his actual annual base salary, as defined in that plan, and in our LTIP at a target incentive rate of 100% of his annual based salary on the effective plan of the respective LTIP.  The Employment Agreement also provides for the payment of discretionary bonuses in such amounts as may be determined by the Compensation Committee or Board of Directors.

Under the terms of the Transition Agreement, Mr. Levin will continue to serve as Chief Executive Officer until the earlier of December 31, 2018 or the date that the Company employs a full-time successor Chief Executive Officer (the “Transition Date”).  As of the Transition Date, Mr. Levin will resign and retire as President and Chief Executive Officer and as a Director of the Company. After the Transition Date and through December 31, 2019, Mr. Levin shall remain employed by the Company to perform reasonable transition duties or other consulting activities or projects, unless his employment is terminated as provided for in the Employment Agreement. If the Company employs a new Chief Executive Officer prior to December 31, 2018, Mr. Levin may elect to terminate his employment for “good reason” within ten days and will receive the payments provided for under the Employment Agreement as a result of such separation. Apart from this time period, Mr. Levin has no other opportunity to terminate his employment for “good reason.”

If Mr. Levin remains employed after the Transition Date, he will perform transition duties and projects as requested through December 31, 2019 and continue to receive all compensation otherwise due him under the Employment Agreement. With respect to his ongoing employment through December 31, 2019, payments associated with Mr. Levin’s incentive awards for the fiscal year ending February 2, 2019 will be based on actual performance results and payments associated with his incentive awards for the fiscal year ending February 1, 2020 will be paid at target (regardless of actual performance). If there is a change in control of the Company while Mr. Levin remains employed, payments that would have otherwise been due him through December 31, 2019 shall be paid to him in a lump sum (with a limited gross up). So long as Mr. Levin remains employed through December 31, 2019 the vesting of his outstanding long-term incentive awards will be treated based on the retirement provisions of the applicable plans.

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

If Mr. Levin elects to resign for “good reason” under the Transition Agreement, pursuant to his Employment Agreement, we will be required to pay Mr. Levin the following:

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

•	Acceleration of equity awards in accordance with the LTIP agreement; and,
•	A pro-rata bonus under the 2018 AIP.

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

~Estimated Potential Payments to Mr. Levin under the Transition Agreement

The following table shows the payments and value of equity that Mr. Levin would be entitled to pursuant to the Transition Agreement if he retires or resigns for Good Reason within ten days of the Transition Date discussed above.  The table assumes that with respect to his retirement, Mr. Levin continues to be employed through December 31, 2018 and, therefore, has earned his annual salary.

	Retirement	Resign for Good Reason
2019 Salary continuance through December 31, 2019	$743,600
Severance, assuming resignation in fiscal 2018 (1)		$2,961,184

Annual Incentive Plans
Fiscal 2018, assumes target (2)	811,200	743,600
Fiscal 2019, guaranteed	811,200	-

Long-Term Incentive Plans
Time-Based Awards, accelerated (3)
2016-2017 LTIP	58,953	58,953
2017-2018 LTIP	213,474	213,474
2018-2020 LTIP, guaranteed	405,600	-
Performance-Based Awards
2016-2017 LTIP	94,562	94,562
2017-2018 LTIP (4)	-	-
2018-2020 LTIP, guaranteed	405,600	-

Total cash value of Mr. Levin's retirement or severance	$3,544,189	$4,071,773
(1)

If Mr. Levin resigns for good reason during the period provided in the Transition Agreement, he would be entitled to receive severance in accordance with his Employment Agreement, to be paid over 24 months.

(2)	2018 AIP payout assumes Resignation for Good Reason occurs on December 31, 2018, and therefore he would receive a pro-rata payout of the 2018 AIP at target.
(3)	The value of the accelerated equity awards was calculated by taking the number of RSUs outstanding and multiplying those RSUs by $1.50, the closing stock price of our common stock on May 15, 2018.
(4)

As of the end of the first quarter of fiscal 2018, the Company does not expect that the performance targets under the 2017-2018 LTIP will be achieved, therefore, no expected compensation is included in the above table.  However, if the Company were to achieve the performance targets under the 2017-2018 LTIP, Mr. Levin would be entitled to receive the cash value of such award, if and at such time that the award is approved and granted by the Compensation Committee.  At target, Mr. Levin would be entitled to $405,600.

Senior Executives

We also have employment agreements with each of our Senior Executives, which includes our Executive Vice Presidents and our Senior Vice Presidents (the “Sr. Exec. Employment Agreements”). The term of each employment agreement begins on the respective effective date and continues until terminated by either party. Our Senior Executives are eligible to participate in our AIP.  During fiscal 2017, they participated at a target rate of 40% of their respective average base salaries.  For fiscal 2018, our Executive Vice Presidents will participate at a target rate of 55% and our Senior Vice Presidents will remain at 40%.  Senior Executives are also eligible to participate in our LTIPs at 70% of their respective average base salaries, as defined in the plan, depending on our performance (based on long-term performance goals). Each executive is entitled to vacation and to participate in and receive any other benefits customarily provided by us to our senior executives.

The Sr. Exec. Employment Agreements provide that in the event the executive officer’s employment is terminated by us at any time for any reason other than “justifiable cause” (as defined in the Sr. Exec. Employment Agreements), disability or death, we are required to pay the executive his or her then current base salary for five months after the effective date of such termination.  This severance benefit is conditioned upon the senior executive’s execution of a general release. The above-listed payments are not made if the senior executive is terminated with “justifiable cause,” the senior executive resigns, or the senior executive dies or becomes disabled.  The senior executives would also be entitled to additional payments or acceleration of awards under the AIP and LTIP programs, in accordance with the terms of those plans.

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

Estimated Potential Payments to Other Named Executive Officers

The following table shows the payments that would be made to our other Named Executive Officers assuming a “termination without cause” or a “resignation for good reason” (each a “Qualifying Termination”) or a Qualifying Termination following a Change in Control, described above, as of February 3, 2018.  See “Estimated Potential Payments to Chief Executive Officer” for a discussion of Mr. Levin’s potential payouts under the Company’s Transition Agreement with him.

			Long-Term Incentive Plan(3)
Name	Continued Base Salary (1)	Annual Incentive Plan (2)	Time-Based Awards	Performance-Based Compensation	Total Potential Payments
Peter Stratton
Qualifying Termination	$197,500	$52,997	$174,333	$33,246	$458,076
Qualifying Termination due to change in control	$395,000	$52,997	$174,333	$90,094	$712,424
Brian S. Reaves
Qualifying Termination	$200,000	$44,850	$147,550	$28,560	$420,960
Qualifying Termination due to change in control	$400,000	$44,850	$147,550	$76,600	$669,000
Robert S. Molloy
Qualifying Termination	$187,500	$48,526	$167,932	$31,892	$435,850
Qualifying Termination due to change in control	$375,000	$48,526	$167,932	$87,138	$678,596
Kenneth Ederle (4)
Qualifying Termination	$195,000	$54,855	$191,815	$37,128	$478,798
Qualifying Termination due to change in control	$390,000	$54,855	$191,815	$99,580	$736,251
Sahal L. Laher (4)
Qualifying Termination	$212,500	$59,778	$196,926	$21,665	$490,869
Qualifying Termination due to change in control	$425,000	$59,778	$196,926	$89,722	$771,426
(1)	Continued base salary for Qualifying Termination assumes six months of salary, which includes one additional month for notice.
(2)	Reflects actual incentive earned for 2017 AIP.
(3)

Time-based awards under our LTIP plan represent time-based RSUs under our 2016-2017 LTIP and our 2017-2018 LTIP.  Because the respective performance periods are either complete or in the second year, all outstanding awards become fully vested under the Qualifying Termination.  With respect to a Qualifying Termination due to change in control (i) all time-based awards become fully vested irrespective of the performance period and (ii) performance-based awards pay out pro-rata at target.  All outstanding awards were valued using the closing stock price of our stock on February 2, 2018 of $2.58 per share

(4)	As previously discussed, on May 16, 2018, Messrs. Ederle and Laher were terminated as part of the Company’s Restructuring.

Claw-Back Provision

Our employment agreements contain a “claw-back” provision that provides for remedies in the event we learn, after the executive’s termination by us, other than for “justifiable cause,” that his or her termination could have been terminated for “justifiable cause.”  Pursuant to the employment agreements, an executive shall be required to pay to the Company all amounts paid to the executive other than such portion of an executive’s base salary and reimbursement of expenses accrued through the date of the termination; all vested and unvested awards, as defined therein, held by the executive shall immediately expire; and the executive shall be required to pay to the Company an amount equal to any gains resulting from the exercise or payment of any awards.

Grants of Plan-Based Awards.  The following table sets forth certain information with respect to plan-based awards granted to the Named Executive Officers in fiscal 2017.

2017 GRANTS OF PLAN-BASED AWARDS

		Service Inception/	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
	Grant	Approval	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
	Date	Date	($)	($)	($)	($) (1)	($) (1)	($) (1)	(#)	(#)	($ / Sh)	($)

David A. Levin
-2017 AIP (2)	3/31/2017	3/31/2017	$486,720	$811,200	$1,216,800	—	—	—	—	—	—	—
-2017-2018 LTIP, Time-Based (3)	4/3/2017	3/31/2017	—	—	—	—	—	—	142,315	—	—	$405,597
-2017-2018 LTIP, Performance-Based (3)		3/31/2017	—	—	—	$101,400	$405,600	$608,400	—	—	—	—
Peter H. Stratton, Jr.
-2017 AIP (2)	3/31/2017	3/31/2017	$85,200	$142,000	$213,000	—	—	—	—	—	—	—
-2017-2018 LTIP, Time-Based (3)	4/3/2017	3/31/2017	—	—	—	—	—	—	43,596	—	—	$124,249
-2017-2018 LTIP, Performance-Based (3)		3/31/2017	—	—	—	$31,063	$124,250	$186,375	—	—	—	—
Brian S. Reaves
-2017 AIP (2)	3/31/2017	3/31/2017	$72,000	$120,000	$180,000	—	—	—	—	—	—	—
-2017-2018 LTIP, Time-Based (3)	4/3/2017	3/31/2017	—	—	—	—	—	—	36,842	—	—	$105,000
-2017-2018 LTIP, Performance-Based (3)		3/31/2017	—	—	—	$52,500	$105,000	$157,500	—	—	—	—
Robert S. Molloy
-2017 AIP (2)	3/31/2017	3/31/2017	$82,800	$138,000	$207,000	—	—	—	—	—	—	—
-2017-2018 LTIP, Time-Based (3)	4/3/2017	3/31/2017	—	—	—	—	—	—	42,368	—	—	$120,749
-2017-2018 LTIP, Performance-Based (3)		3/31/2017	—	—	—	$60,375	$120,750	$181,125	—	—	—	—
Kenneth M. Ederle
-2017 AIP (2)	3/31/2017	3/31/2017	$93,600	$156,000	$234,000	—	—	—	—	—	—	—
-2017-2018 LTIP, Time-Based (3)	4/3/2017	3/31/2017	—	—	—	—	—	—	47,894	—	—	$136,498
-2017-2018 LTIP, Performance-Based (3)		3/31/2017	—	—	—	$68,250	$136,500	$204,750	—	—	—	—
Sahal S. Laher
-Discretionary Stock Award (4)	1/30/2017	1/30/2017	—	—	—	—	—	—	50,000	—	—	$165,000
-2016-2017 LTIP (4)	1/30/2017	1/30/2017	—	—	—	—	—	—	24,136	—	—	$79,649
-2017 AIP (2)	3/31/2017	3/31/2017	$102,000	$170,000	$255,000	—	—	—	—	—	—	—
-2017-2018 LTIP, Time-Based (3)	4/3/2017	3/31/2017	—	—	—	—	—	—	52,192	—	—	$148,747
-2017-2018 LTIP, Performance-Based (3)		3/31/2017	—	—	—	$37,188	$148,750	$223,125	—	—	—	—

(1)

Performance-based awards under the LTIP plans are denominated in dollars at the service inception date.  The actual grant date of equity awards will only occur if the performance targets are achieved. See footnote 3 below for additional information on the 2017-2018 LTIP.

(2)

The threshold, target and maximum payouts for each executive were estimated based on achieving 50%, 100% and 150% of the individual payout targets under the 2017 AIP.  See “Compensation Components and Fiscal 2017 Compensation Decisions - Performance-based Annual Incentive Plan – 2017 AIP” for more information on the targets set under the 2017 AIP. The respective actual cash payment made to each of the Named Executive Officers under the 2017 AIP is included in the Summary Compensation Table for fiscal 2017.

(3)

On March 31, 2017, the Compensation Committee approved the performance targets for the 2017-2018 LTIP.   The performance-based awards represent 50% of the total potential payout under the 2017-2018 LTIP.  The amounts in the above table represent the dollar value of any future grant of equity assuming a potential payout at threshold, target and maximum for each executive estimated based on achieving 50%, 100% and 150% of the payout targets set by the Compensation Committee. The actual grant of equity will only occur if the performance targets are achieved. The remaining 50% represents time-based awards for which each executive received RSUs on April 3, 2017.  The time-based RSUs vest in two equal tranches, with the first tranche vesting on April 1, 2019 and the second tranche vesting on April 1, 2020.  See “Compensation Components and Fiscal 2017 Compensation Decisions - Long-Term Incentive Program - 2017-2018 Performance Period” above for more information on the targets set under the 2017-2018 LTIP.

(4)

In connection with Mr. Laher’s hiring, the Compensation Committee granted to Mr. Laher restricted stock award.  The award vests in three equal installments, with the first tranche vesting on January 30, 2018.  In connection with Mr. Laher’s termination of employment on May 16, 2018, the remaining two tranches were forfeited.

Outstanding Equity Awards at Fiscal Year-End.  The following table sets forth certain information with respect to outstanding equity awards held by the Named Executive Officers at the end of fiscal 2017.

2017 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)		($)(1)	(#)	($)(1)
David A. Levin	195,942	—	—	$5.04	5/28/2023	—		—	—	—
	—	—	—			78,604	(2)	$202,798	—	—
	—	—	—			142,315	(3)	$367,173	—	—
Peter H. Stratton, Jr.	8,587	—	—	$4.19	3/16/2021	—		—	—	—
	33,816	—	—	$5.04	5/28/2023	—		—	—	—
	—	—	—			19,331	(2)	$49,874	—	—
	—	—	—			4,644	(2)	$11,982	—	—
	—	—	—			43,596	(3)	$112,478	—	—
Brian S. Reaves	17,183	—	—	$4.19	3/16/2021	—		—	—	—
	46,496	—	—	$5.04	5/28/2023	—		—	—	—
	—	—	—			20,348	(2)	$52,498	—	—
	—	—	—			36,842	(3)	$95,052	—	—
Robert S. Molloy	20,606	—	—	$3.20	3/19/2020	—		—	—	—
	13,955	—	—	$4.19	3/16/2021	—		—	—	—
	54,951	—	—	$5.04	5/28/2023	—		—	—	—
	—	—	—			22,722	(2)	$58,623	—	—
	—	—	—			42,368	(3)	$109,309	—	—
Kenneth M. Ederle	54,951	—	—	$5.04	5/28/2023	—		—	—	—
	—	—	—			26,453	(2)	$68,249	—	—
	—	—	—			47,894	(3)	$123,567	—	—
Sahal S. Laher	—	—	—			24,136	(2)	$62,271	—	—
	—	—	—			33,333	(5)	$85,999	—	—
	—	—	—			52,192	(3)	$134,655	—	—
(1)	The value of shares was calculated using the closing price of our common stock of $2.58 on February 2, 2018.
(2)

These awards represent RSUs granted on April 14, 2016 in connection with our 2016-2017 LTIP and represent the unvested portion of these time-based awards.  Mr. Stratton received a supplemental grant of RSUs on May 11, 2016 due to an increase in his base salary. Mr. Laher received a grant of RSUs pursuant to the 2016-2017 LTIP on January 30, 2017.

(3)	These awards represent RSUs granted on April 3, 2017 in connection with our 2017-2018 LTIP and represent the unvested portion of these time-based awards.
(4)

On January 30, 2017, in connection with Mr. Laher’s hiring, he received 50,000 shares of restricted stock.  The shares vest in three equal tranches, with the first tranche vesting on January 30, 2018.  In connection with his termination of employment on May 16, 2018, the outstanding 33,333 shares of restricted stock were forfeited.

Option Exercises and Stock Vested Table.  The following table sets forth information for the Named Executive Officers with respect to the exercise of option awards and the vesting of stock awards during fiscal 2017. No options were exercised by any Named Executive Officer in fiscal 2017.

2017 OPTION EXERCISES AND STOCK VESTED

	Stock Awards
Name	Number of shares Vested (#)	Value Realized on Vesting ($)(1)
David A. Levin	85,514	$171,028
Peter H. Stratton, Jr.	14,758	$29,516
Brian S. Reaves	20,292	$40,584
Robert S. Molloy	23,982	$47,964
Kenneth M. Ederle	23,982	$47,964
Sahal S. Laher	16,667	$41,668
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

In May 2018, in connection with our cost reduction initiatives, the Board of Directors ratified and approved the recommendation of our management team to suspend any further employer contributions to the 401(k) Plan, effective July 1, 2018 to December 31, 2019 at the latest.

Key Man Insurance

We have a key man life insurance policy on the life of Mr. Levin in the amount of $2,000,000.

Director Compensation

The Compensation Committee is responsible for reviewing and making recommendations to our Board of Directors with respect to the compensation paid to our non-employee directors.

In January 2010, the Company established a Non-Employee Director Stock Purchase Plan to provide a convenient method for its non-employee directors to acquire shares of the Company’s common stock at fair market value by voluntarily electing to receive shares of common stock in lieu of cash for service as a director.  The substance of this plan is now encompassed within the Company’s Third Amended and Restated Non-Employee Director Compensation Plan (the “Non-Employee Director Compensation Plan”). There are 500,000 shares authorized for issuance under this plan for the sole purpose of satisfying elections to receive shares of common stock in lieu of cash for service as a director, of which 291,409 shares remain available for future issuances at February 3, 2018.  The Non-

Employee Director Compensation Plan is a stand-alone plan and is not a sub-plan under our 2016 Incentive Compensation Plan (the “2016 Plan”).  Accordingly, shares issued under this plan do not reduce the shares available for issuance under the 2016 Plan.

For fiscal 2017, our Non-Employee Director Compensation Plan provided that non-employee directors receive an annual retainer of $102,250, which is paid in quarterly installments of $25,562.50.  Each director receives $1,500 for participation in each in-person meeting of the Board and its committees and $750 for participation in each telephonic meeting.  In addition, the Chairperson of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, Cybersecurity and Data Privacy Committee and Marketing Advisory Committee receive an annual compensation of $10,000, $5,000, $5,000, $5,000 and $5,000, respectively, which is paid quarterly.  Upon the initial election to the Board, a non-employee director will receive a stock option grant of 15,000 shares under the 2016 Plan.

Each non-employee director is required to receive 50% of his or her annual retainer in equity, in the form of stock options, stock or deferred shares.  Because the Non-Employee Director Compensation Plan is not a shareholder-approved plan and the acquisition of equity must be voluntary under NASDAQ rules, we cannot utilize shares under this plan to satisfy this mandated election.  Therefore, in fiscal 2017 any grants of equity to satisfy this required election were issued from the 2016 Plan.  Any voluntary election of shares, above this 50% retainer requirement, was issued from the Non-Employee Director Compensation Plan. Stock options and deferred shares were issued from the 2016 Plan.

On February 2, 2017, the Board approved the addition of a Lead Independent Director position, if the Chairman of the Board is not independent.  On February 2, 2017, the Board appointed Mr. Kyees as Lead Independent Director.  Pursuant to the Non-Employee Director Compensation Plan, the Lead Independent Director will receive an additional annual retainer of $18,000, to be paid quarterly.

We believe that our Non-Employee Director Compensation Plan will support our ongoing efforts to attract and retain exceptional directors to provide strategic guidance to our Company.  We believe that the total compensation that our non-employee directors receive is in line with our current peer group.

Director Compensation Table

The following table sets forth the compensation paid to our directors during fiscal 2017.  David A. Levin is not included in the following table as he is a Named Executive Officer and, accordingly, received no compensation for his services as a director.  Compensation earned by Mr. Levin is included above in the “Summary Compensation Table.”

2017 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)(4)	All Other Compensation ($)		Total ($)
Seymour Holtzman, Executive Chairman	$—	$—	$—	$281,583	(5)	$281,583
John E. Kyees, Lead Independent Director	$89,875	$51,125	$—	$—		$141,000
Jack Boyle	$27,032	$12,781	$9,690	$—		$49,503
Willem Mesdag	$80,375	$51,125	$—	$—		$131,500
Ward K. Mooney	$80,125	$51,125	$—	$—		$131,250
Mitchell S. Presser	$81,625	$51,125	$—	$—		$132,750
Ivy Ross	$79,375	$51,125	$—	$3,750	(6)	$134,250
Oliver Walsh (7)	$3,750	$—	$9,690	$127,400		$140,840
Alan S. Bernikow, former director	$17,282	$12,781	$—	$—		$30,063
Jesse Choper, former director	$56,094	$38,344	$—	$—		$94,438
George T. Porter, Jr., former director	$50,094	$38,344	$—	$—		$88,438

(1)

All non-employee directors are required to receive at least 50% of their annual retainer in the form of equity. For fiscal 2017, Mr. Presser elected to receive all compensation, including his retainer, in unrestricted shares of our common stock and Mr. Mesdag elected to receive all compensation, including his retainer, in deferred stock. Because Messrs. Boyle and Walsh, were not elected directors until August 3, 2017, they were unable to make an irrevocable election of equity prior to the start of 2017, and therefore, all fees earned were paid in cash.  Messrs. Bernikow, Choper, Mooney and Ms. Ross elected to receive 50% of their retainer in unrestricted shares of our common stock and Messrs. Kyees and Porter elected to receive 50% of their retainer in deferred stock.  As for committee meetings, Messrs. Bernikow, Choper, Porter and Ms. Ross elected to receive cash for all meetings. Mr. Kyees elected to receive his fees for meetings in a combination of 50% cash and 50% deferred shares of our common stock and Mr. Mooney elected to receive his fees in a combination of 50% cash and 50% in unrestricted shares of common stock.  If a director is entitled to a chairperson fee, Messrs. Choper and Porter and Ms. Ross have elected to receive any fees in cash, Mr. Mooney has elected a combination of 50% cash and 50% unrestricted shares and Mr. Kyees has elected a combination of 50% cash and 50% deferred stock.  The number of shares issued as payment for an earned director fee is determined by taking the director fee earned and dividing by the consolidated closing price of our common stock on the grant date.  For quarterly retainer fees, the grant date is the first business day of each respective quarter.  For meetings, the grant date is the last business day of the month in which the meeting occurred and for a director’s re-election to the board, the grant date is the last business day of the month in which such re-election occurs.  Mr. Holtzman did not receive any payment for director meetings.

(2)	Represents the portion of each director’s quarterly retainer that is required to be in the form of equity.
(3)

Messrs. Boyle and Walsh were elected directors of the Company on August 3, 2017 and, accordingly, each received a stock option grant to purchase 15,000 shares of the Company stock.  The amount in the Option Award column reflects the aggregate grant date fair value of the stock option computed in accordance with ASC Topic 718. The fair value is estimated as of the date of grant using a Black-Scholes valuation model.  Additional information regarding the assumptions used to estimate fair value of all stock option grants is included in Note A to the Consolidated Financial Statement contained in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. There were no other grants to any of the directors in fiscal 2017.  Each director had the following number of stock options outstanding at February 3, 2018:  Mr. Kyees: 43,648; Mr. Boyle: 15,000; Mr. Mesdag: 15,000; Mr. Mooney: 25,000; Mr. Presser: 25,000; Ms. Ross: 15,000; Mr. Walsh 15,000; Mr. Bernikow 25,000; Mr. Choper: 25,000 and Mr. Porter 44,136.

(4)

In connection with the retirement of Messrs. Bernikow, Choper and Porter, the Board of Directors approved the modification of their outstanding options to extend the expiration date until July 31, 2018.  In fiscal 2017, the Company recorded additional compensation of $16,932 in connection with these modifications.

(5)	Mr. Holtzman received compensation from us pursuant to Employment and Chairman Compensation Agreement. See “Executive Chairman Compensation” below for additional information.
(6)

Ms. Ross received a cash payment of $3,750, paid in three quarterly installments, to serve as Chair to the Company’s Interim Marketing Advisory Group, prior to the formation of the Marketing Advisory Committee on August 3, 2017.

(7)

On August 17, 2017, Mr. Walsh entered into a temporary consulting agreement with the Company to serve as the Interim Chief Marketing Officer, while the Company searched for a Chief Marketing Officer.  Pursuant to the terms of the temporary consulting agreement, Mr. Walsh was entitled to receive compensation at a rate of $7,000 per week plus reimbursement for all business and travel expenses.  Because of the related party relationship, the temporary consulting agreement was approved by the Company’s Audit Committee. The temporary consulting agreement ended on December 18, 2017.  For fiscal 2017, Mr. Walsh received total compensation pursuant to the temporary consulting agreement, excluding reimbursement of expenses, of $127,400. While Mr. Walsh was serving as Interim Chief Marketing Officer he did not receive any director compensation for this attendance at board meetings or committee meetings.

Executive Chairman Compensation

As of August 7, 2014, Mr. Holtzman is compensated for his services pursuant to an Employment and Chairman Compensation Agreement.  Pursuant to that agreement, Mr. Holtzman serves as both an employee of the Company, reporting to the Board of Directors, and as Executive Chairman, with the duties of the Chairman of the Board set forth in the Company’s Fourth Amended and Restated By-Laws.  The initial term of the agreement is for two years.  Commencing August 7, 2015, the agreement can be automatically extended for an additional one-year term on each anniversary date. Accordingly, the current expiration date of the agreement is August 7, 2019.

Pursuant to the agreement, Mr. Holtzman was entitled to receive an annual base salary of $24,000 for his employment services and an annual compensation of $372,750 for his services as Executive Chairman.  In fiscal 2014, Sibson Consulting reviewed Mr. Holtzman’s compensation under this agreement and concluded that the total compensation was at the higher end of the range, when compared to our peer group.  At that time, the Compensation Committee reviewed the Sibson report and approved the agreement and compensation.  On May 25, 2017, Mr. Holtzman and the Company entered into the First Amendment to the Employment and Chairman Compensation Agreement under which Mr. Holtzman’s annual compensation for his services as Executive Chairman was reduced from $372,750 to $200,000.

If we engage Mr. Holtzman’s services to assist us in a specific and significant corporate transaction or event, the Compensation Committee, at its discretion, has the right to grant Mr. Holtzman a bonus for his additional services.  No such bonus was granted during fiscal 2017.

Section 6.2(A) of our Fourth Amended and Restated By-Laws states that the Chairman of the Board is to preside at all meetings of the Board of Directors and stockholders of the Corporation and perform such other duties and functions as may from time to time be assigned by the Board of Directors.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee who served on the Compensation Committee during fiscal 2017 was at any time during fiscal 2017 or at any other time an officer or employee of our Company, other than Mr. Kyees, who was a member of the Compensation Committee until February 2, 2017, who served as the Company’s interim CFO from February 2014 until May 2014.  None of our executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to persons known to us to be the beneficial owners of more than five percent of the issued and outstanding shares of our common stock as of May 28, 2018.  We were informed that, except as indicated, each person has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)
Red Mountain Capital Partners, LLC Red Mountain Partners, L.P. RMCP GP LLC Red Mountain Capital Management, Inc. Willem Mesdag 10100 Santa Monica Boulevard, Suite 925 Los Angeles, California 90067	8,080,610	(2)	16.45%
Glenhill Advisors, LLC Glenn J. Krevlin Glenhill Capital Advisors, LLC Glenhill Capital Management, LLC Glenhill Capital Overseas Master Fund, LP 600 Fifth Avenue, 11th Floor New York, New York 10020	6,162,640	(3)	12.57%
Prescott Group Capital Management, L.L.C. Prescott Group Aggressive Small Cap, L.P. Prescott Group Aggressive Small Cap II, L.P. Phil Frohlich 1924 South Utica, Suite 1120 Tulsa, Oklahoma 74104-6529	6,013,025	(5)	12.27%
RBC Global Asset Management (U.S.) Inc. 50 South Sixth Street Suite 2350 Minneapolis, Minnesota 55402	5,267,123	(4)	10.75%
J. Carlo Cannell 245 Meriwether Circle Alta, Wyoming 83414	4,300,209	(6)	8.77%
(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options and warrants held by that person that are currently exercisable, or that become exercisable within 60 days, are deemed outstanding.  Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  Percentage ownership is based on 49,013,574 shares of our common stock outstanding as of May 28, 2018.

(2)

Based on Amendment No. 7 to Schedule 13D, dated April 6, 2018, and a Form 4, dated May 5, 2018.  Of the shares reflected in the table, (i), 7,522,354 shares are held directly by Red Mountain Partners, L.P. (“RMP”), (ii) 444,015 shares are held directly by Red Mountain Capital Partners LLC (“RMCP LLC”), (iii) 15,000 shares of common stock receivable upon exercise of options held by Mr. Mesdag and (iv) 99,241 shares of common stock receivable upon settlement of deferred stock upon Mr. Mesdag’s separation from the Board. RMP has the sole power to vote or direct the vote, and the sole power to dispose or direct the disposition of 7,522,354 shares of common stock. Because RMCP GP LLC (“RMCP GP”) may be deemed to control RMP, RMCP GP may be deemed to beneficially own, and to have the power to vote the shares held by RMP.  RMCP LLC has the sole power to vote or direct the vote, and the sole power to dispose or direct the disposition of 444,015 shares of common stock. Because RMCP LLC may be deemed to control RMCP GP and RMP, RMCP LLC may be deemed to beneficially own, and to have the power to vote or direct the vote of, or dispose or direct the disposition of, all of the shares of common stock beneficially owned by RMCP GP and RMP.  Because each of Red Mountain Capital Management, Inc. (“RMCM”) and Mr. Mesdag may be deemed to control RMP, RMCP GP and RMCP LLC, RMCM and Mr. Mesdag may be deemed to beneficially own, and to have the power to vote or direct the vote of, or dispose or direct the disposition of, all of the shares of common stock owned by RMP, RMCP GP and RMCP LLC.  Each of RMCP LLC, RMP and RMCP GP affirms membership in a group with each other but disclaims membership in a group with RMCM or Mr. Mesdag. Each of RMCM and Mr. Mesdag disclaims membership in a group with any person. The shares are held in a margin account.  There are currently no margin borrowings on the account, nor have there ever been, and the shares are not otherwise pledged. Pursuant to letter agreements between RMCP LLC and the Company, RMCP LLC agreed, without prior written consent from the Company, not to acquire, offer to acquire or agree to acquire, directly or indirectly, by purchase or otherwise (i) any additional common stock of the Company or direct or indirect rights to acquire common stock of the Company, such that RMCP LLC and its affiliates collectively would beneficially own, for purposes of Section 13(d) of the Exchange Act, and Rule 13d-3 thereunder, after giving effect to such acquisition, in excess of 17.12% of the amount of the issued and outstanding common stock of the Company, and up to 20% but only to the extent such increase either results from compensation to Mr. Mesdag for services on the Board or a reduction in the number of shares of common stock issued and outstanding, or (ii) any assets of the Company or any subsidiary thereof or any successor to or person in control of the Company.

(3)

Based on Amendment No. 11 to Schedule 13G, dated February 14, 2018.  Glenn J. Krevlin is the managing member and control person of Glenhill Advisors, LLC, and is the sole shareholder of Krevlin Management, Inc. Krevlin Management, Inc. is the managing member of Glenhill Capital Advisors, LLC, which is the investment manager of Glenhill Capital Overseas Master Fund, LP, Glenhill Concentrated Long Master Fund, LLC, and Glenhill Long Fund, LP, each (along with Mr. Krevlin) a security holder of the Company. Glenhill Advisors, LLC is the managing member of Glenhill Capital Management, LLC.  Glenhill Capital Management, LLC is the managing member of Glenhill Concentrated Long Master Fund, LLC, and Glenhill Long GP, LLC, and is sole shareholder of Glenhill Capital Overseas GP, Ltd.  Glenhill Capital Overseas GP, Ltd. is general partner of Glenhill Capital Overseas Master Fund, LP.  Glenhill Long GP, LLC is the general partner of Glenhill Long Fund, LP. Glenhill Capital Advisors, LLC is also the investment manager for certain third party accounts for which shares of the Issuer are held and managed by one or more of the Reporting Persons for the benefit of such third parties. Such Reporting Persons have dispositive power and share certain voting power with respect to such shares, and receive management fees and performance-related fees in connection therewith.

(4)

Based on Form 3, dated May 9, 2018, stating that Prescott Group Capital Management, L.L.C., Prescott Group Aggressive Small Cap, L.P., Prescott Group Aggressive Small Cap II L.P. and Mr. Phil Frohlich were the beneficial owners of an aggregate of 6,013,025 shares of common stock. Based on a Schedule 13G, dated February 12, 2018, Prescott Capital, as the general partner of the Small Cap Funds, the general partners of Prescott Master Fund, may direct the Small Cap Funds to direct the vote and disposition of the 6,013,025 shares of Common Stock held by Prescott Master Fund. As the principal of Prescott Capital, Mr. Phil Frohlich may direct the vote and disposition of the 6,013,025 shares of Common Stock held by Prescott Master Fund. Pursuant to a letter agreement between Prescott Group Capital Management, L.L.C. and the Company, Prescott Group Capital Management, L.L.C. agreed, without prior written consent from the Company, not to acquire, offer to acquire or agree to acquire, directly or indirectly, by purchase or otherwise (i) any additional common stock of the Company or direct or indirect rights to acquire common stock of the Company, such that Prescott collectively would beneficially own, for purposes of Section 13(d) of the Exchange Act, and Rule 13d-3 thereunder, after giving effect to such acquisition, in excess of 15% of the amount of the issued and outstanding common stock of the Company or (ii) any assets of the Company or any subsidiary thereof or any successor to or person in control of the Company.

(5)

Based on Amendment No. 9 to Schedule 13G, dated February 12, 2018, stating that RBC Global Asset Management (U.S.) Inc. was the beneficial owner of the number of shares of common stock set forth opposite its name in the table.

(6)

Based on Amendment No. 3 to Schedule 13D, dated May 22, 2018 (the “Schedule 13D”).  Mr. Cannell, identified as the Reporting Person in the Schedule 13D, is the sole managing member of Cannell Capital LLC, the investment adviser to  Tonga Partners, L.P. (“Tonga”), Tristan Partners, L.P. (“Tristan”), Tristan Offshore Fund Ltd. (“Tristan Offshore”), and the investor sub-advisor for Cuttyhunk Master Portfolio (“Cuttyhunk,” and collectively with Tonga, Tristan and Tristan Offshore, the “Investment Vehicles”).  As sole managing member of Cannell Capital LLC, Mr. Cannell possesses sole voting and dispositive power with respect to the shares held by the Investment Vehicles.

Security Ownership of Management

The following table sets forth certain information as of May 28, 2018, with respect to our directors, our Named Executive Officers (as defined above under “Executive Compensation”) and our directors and executive officers as a group.  Except as indicated, each person has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person, subject to community property laws where applicable.

Name and Title	Number of Shares Beneficially Owned		Percent of Class (1)
Seymour Holtzman	4,545,658		9.27%
Executive Chairman of the Board
David A. Levin	1,378,793	(2)	2.80%
Chief Executive Officer, President and Director
Peter H. Stratton, Jr.	118,732	(3)	*
Executive Vice President, Chief Financial Officer and Treasurer
Brian S. Reaves	135,402	(6)	*
Executive Vice President and Chief Customer Officer
Robert S. Molloy	236,379	(5)	*
Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Kenneth M. Ederle	174,883	(4)	*
Former Senior Vice President, Chief Merchandising Officer – Planning and Allocation
Sahal S. Laher	8,622		*
Former Senior Vice President, Chief Digital and Information Officer
John E. Kyees, Lead Independent Director	123,977	(7)	*
Jack Boyle, Director	18,461	(8)	*
Willem Mesdag, Director	8,080,610	(9)	16.45%
Ward K. Mooney, Director	139,526	(10)	*
Mitchell S. Presser, Director	309,722	(10)	*
Oliver Walsh, Director	18,461	(8)	*
Ivy Ross, Director	76,331	(11)	*
Directors and executive officers as a group (21 persons)	15,818,339	(12)	31.81%

*	Less than 1%
(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options and warrants held by that person that are currently exercisable, or that become exercisable within 60 days, are deemed outstanding.  Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  Percentage ownership is based on 49,013,574 shares of our common stock outstanding as of May 28, 2018.

(2)	Includes 195,942 shares subject to stock options exercisable within 60 days.
(3)	Includes 42,403 shares subject to stock options exercisable within 60 days.
(4)	Includes 54,951 shares subject to stock options exercisable within 60 days.
(5)	Includes 89,512 shares subject to stock options exercisable within 60 days.
(6)	Includes 63,679 shares subject to stock options exercisable within 60 days.
(7)	Includes 43,648 shares subject to stock options exercisable within 60 days and 62,119 shares of deferred stock.
(8)	Includes 5,000 shares subject to stock options exercisable within 60 days.
(9)

Includes 15,000 shares subject to stock options exercisable within 60 days and 99,241 shares of deferred stock receivable upon Mr. Mesdag’s separation from the Board.  Mr. Mesdag is the president, sole executive officer, sole director and sole shareholder of Red Mountain Capital Management, Inc.  With the exception of the stock options and deferred stock, all shares are held by Red Mountain Partners, L.P. and Red Mountain Capital Partners, LLC as reported above in footnote (2) to the Security Ownership of Certain Beneficial Owners table.  By virtue of his direct or indirect control of Red Mountain Partners, L.P. and Red Mountain Capital Partners, LLC, Mr. Mesdag is deemed to beneficially own all of the securities reported held by Red Mountain Partners, L.P. and Red Mountain Capital Partners, LLC.  With the exception of the stock options and deferred stock, these shares are held in a margin account.  There are currently no margin borrowings on the account, nor have there ever been, and the shares are not otherwise pledged.

(10)	Includes 25,000 shares subject to stock options exercisable within 60 days.
(11)	Includes 15,000 shares subject to stock options exercisable within 60 days.
(12)	Includes 720,414 shares subject to stock options exercisable within 60 days, 33,333 of unvested shares of restricted stock and 161,360 shares of deferred stock.

EQUITY COMPENSATION PLAN INFORMATION

The following is a summary of information with respect to our equity compensation plans as of February 3, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,195,910	$4.80	6,536,551
Equity compensation plans not approved by security holders (2)	—	—	291,409
Total	1,195,910	$4.80	6,827,960

(1)

Our 2006 Incentive Compensation Plan (as amended, the “2006 Plan”) expired on July 31, 2016 and was replaced by our 2016 Incentive Compensation Plan approved by our stockholders in August 2016 (the “2016 Plan”).

Of the 1,195,910 options outstanding at February 3, 2018, 1,161,408 were issued from the 2006 Plan.  If any of these options terminate, expire or are cancelled without having been exercised or paid, they will be added back and become available for issuance under the 2016 Plan.

(2)

Pursuant to the Third Amended and Restated Non-Employee Director Compensation Plan (“Director Plan”), we have 500,000 shares authorized for stock issuances in lieu of cash director fees, of which 291,409 shares were available at February 3, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Seymour Holtzman/Jewelcor Management, Inc. (JMI)

Seymour Holtzman, the Executive Chairman of the Company’s Board of Directors (the “Board”), is the chairman, chief executive officer and president and, together with his wife, indirectly, the majority shareholder of Jewelcor Management, Inc. (“JMI”).

Pursuant to an Employment and Chairman Compensation Agreement entered into on August 7, 2014 and amended on May 15, 2017, Mr. Holtzman serves as both an employee of the Company, reporting to the Board, and, in his capacity as Executive Chairman of the Board, with the duties of the Chairman of the Board as set forth in the Company’s Fourth Amended and Restated By-Laws. The initial term of the agreement was for two years. Commencing August 7, 2015, the agreement is automatically extended for an additional one-year term on each anniversary date. Accordingly, the current expiration date of the agreement is August 7, 2018. As compensation for the employment services, Mr. Holtzman receives an annual base salary of $24,000 and, as compensation for his services as Executive Chairman, he receives annual compensation of $200,000.

A complete summary of all compensation and consulting fees paid to Mr. Holtzman is described above under “Director Compensation- Executive Chairman Compensation.”

Oliver Walsh

Oliver Walsh was elected as a director at the Company’s Annual Meeting of Stockholders on August 3, 2017. On August 17, 2017, Mr. Walsh entered into a temporary consulting agreement with the Company to serve as the Interim Chief Marketing Officer through the Fall and Holiday selling seasons, while the Company searched for a Chief Marketing Officer.  Pursuant to the terms of the temporary consulting agreement, Mr. Walsh was entitled to receive compensation at a rate of $7,000 per week plus reimbursement for business and travel expenses.  The temporary consulting agreement ended on December 18, 2017.  For fiscal 2017, Mr. Walsh received total compensation pursuant to the temporary consulting agreement, excluding reimbursement of expenses, of $127,400.

Review, Approval or Ratification of Transactions with Related Persons

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

For all other related party transactions, the review and approval of such transactions is the responsibility of our Audit Committee, including the review and approval of the temporary consulting agreement with Mr. Walsh.

Director Independence

Our Board of Directors is currently comprised of nine members.  A majority of the members of the Board are “independent” under the rules of the Nasdaq Global Select Market (“Nasdaq”).  The Board has determined that the following directors are independent: Messrs. Boyle, Kyees, Mesdag, Mooney, Presser, Walsh and Ms. Ross.

Item 14.  Principal Accountant Fees and Services

The Audit Committee engaged KPMG LLP to serve as our independent registered public accounting firm during the fiscal year ended February 3, 2018.  KPMG LLP has served as the Company’s independent registered public accounting firm since June 6, 2013.

Principal Accounting Fees and Services

The following table sets forth the fees accrued or paid to the Company’s independent registered accounting firm for the fiscal years ended February 3, 2018 (“fiscal 2017”) and January 28, 2017 (“fiscal 2016”):

	Fiscal 2017	Fiscal 2016
Audit fees (1)	$891,665	$784,385
Audit-related fees	—	—
Tax fees	—	—
Other fees (2)	1,780	1,780
Total fees	$893,445	$786,165
(1)

Audit fees related to professional services rendered in connection with the audits of our financial statements included in our Annual Reports on Form 10-K for fiscal 2017 and fiscal 2016, for services performed related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and for reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q.

(2)	All other fees related to an annual fee for access to an online accounting research tool.

Pre-Approval of Services by Independent Auditors

The Audit Committee has adopted a policy governing the provision of audit and non-audit services by our independent registered public accounting firm.  Pursuant to this policy, the Audit Committee will consider annually and approve the provision of audit services (including audit review and attest services) by our independent registered public accounting firm and consider and pre-approve the provision of certain defined permitted non-audit services within a specified dollar limit.  It will also consider on a case-by-case basis and approve specific engagements that do not fit within the definition of pre-approved services or established fee limits, if appropriate.

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

All of the services provided in fiscal 2017 and fiscal 2016 under Audit Fees and Other Fees were pre-approved by the Audit Committee.

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
June 4, 2018

	By:	/s/ DAVID A. LEVIN
David A. Levin President and Chief Executive Officer
/s/ PETER H. STRATTON, JR.
Peter H. Stratton, Jr.
Executive Vice President, Chief Financial Officer and Treasurer