Form 10-Q
period 2018-08-04
DESTINATION XL GROUP, INC.
filed 2018-08-30
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2018

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

As of August 17, 2018, the registrant had 49,182,862 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	August 4, 2018	February 3, 2018
	(Fiscal 2018)	(Fiscal 2017)

ASSETS
Current assets:
Cash and cash equivalents	$6,216	$5,362
Accounts receivable	2,264	3,046
Inventories	102,912	103,332
Prepaid expenses and other current assets	11,584	9,927
Total current assets	122,976	121,667

Property and equipment, net of accumulated depreciation and amortization	103,877	111,032

Other assets:
Intangible assets	1,637	1,821
Other assets	5,750	5,885
Total assets	$234,240	$240,405

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$1,392
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	32,426	33,987
Accrued expenses and other current liabilities	24,857	25,585
Borrowings under credit facility	46,430	47,385
Total current liabilities	105,178	109,814

Long-term liabilities:
Long-term debt, net of current portion	14,729	10,669
Deferred rent and lease incentives	34,020	35,718
Deferred gain on sale-leaseback, net of current portion	9,525	10,258
Other long-term liabilities	3,599	3,960
Total long-term liabilities	61,873	60,605

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 61,905,534 and 61,485,882 shares issued at August 4, 2018 and February 3, 2018, respectively	619	615
Additional paid-in capital	309,007	307,557
Treasury stock at cost, 12,755,873 shares at August 4, 2018 and February 3, 2018	(92,658)	(92,658)
Accumulated deficit	(143,580)	(139,285)
Accumulated other comprehensive loss	(6,199)	(6,243)
Total stockholders' equity	67,189	69,986
Total liabilities and stockholders' equity	$234,240	$240,405

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
	(Fiscal 2018)	(Fiscal 2017)	(Fiscal 2018)	(Fiscal 2017)

Sales	$122,206	$121,125	$235,537	$228,754
Cost of goods sold including occupancy costs	65,681	65,308	128,324	124,249
Gross profit	56,525	55,817	107,213	104,505

Expenses:
Selling, general and administrative	47,795	49,068	93,385	95,236
Corporate restructuring	1,570	—	1,570	—
Impairment of assets	—	1,718	—	1,718
Depreciation and amortization	7,382	7,903	14,706	15,657
Total expenses	56,747	58,689	109,661	112,611

Operating loss	(222)	(2,872)	(2,448)	(8,106)

Interest expense, net	(958)	(824)	(1,844)	(1,626)

Loss before provision for income taxes	(1,180)	(3,696)	(4,292)	(9,732)
Provision for income taxes	5	35	3	64

Net loss	$(1,185)	$(3,731)	$(4,295)	$(9,796)

Net loss per share - basic and diluted	$(0.02)	$(0.08)	$(0.09)	$(0.20)

Weighted-average number of common shares outstanding:
Basic	49,060	48,556	48,926	49,146
Diluted	49,060	48,556	48,926	49,146

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
	(Fiscal 2018)	(Fiscal 2017)	(Fiscal 2018)	(Fiscal 2017)
Net loss	$(1,185)	$(3,731)	$(4,295)	$(9,796)

Other comprehensive income before taxes:
Foreign currency translation	(94)	177	(239)	216
Pension plans	156	206	330	421
Other comprehensive income before taxes	62	383	91	637
Tax provision related to items of other comprehensive income	(21)	—	(47)	—
Other comprehensive income, net of tax	41	383	44	637
Comprehensive loss	$(1,144)	$(3,348)	$(4,251)	$(9,159)

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at February 3, 2018	61,486	$615	$307,557	(12,755)	$(92,658)	$(139,285)	$(6,243)	$69,986
Board of Directors compensation	95	1	283					284
Stock compensation expense			789					789
Restricted stock units granted for achievement of performance-based compensation, reclass from liability to equity (Note 4)			381					381
Restricted stock units exercised	322	3	(3)					—
Cancellation of restricted stock, net of issuances	(3)	—	—					—
Deferred stock vested	5	—	—					—
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							245	245
Foreign currency, net of taxes							(201)	(201)
Net loss						(4,295)		(4,295)
Balance at August 4, 2018	61,905	$619	$309,007	(12,755)	$(92,658)	$(143,580)	$(6,199)	$67,189

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	August 4, 2018	July 29, 2017
	(Fiscal 2018)	(Fiscal 2017)
Cash flows from operating activities:
Net loss	$(4,295)	$(9,796)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred gain on sale-leaseback	(733)	(732)
Amortization of deferred debt issuance costs	101	138
Write-off of deferred debt issuance costs	186	—
Depreciation and amortization	14,706	15,657
Impairment of assets	—	1,718
Stock compensation expense	789	840
Board of Directors stock compensation	284	286

Changes in operating assets and liabilities:
Accounts receivable	782	1,567
Inventories	420	5,112
Prepaid expenses and other current assets	(1,657)	(1,134)
Other assets	135	14
Accounts payable	(1,561)	509
Deferred rent and lease incentives	(1,698)	1,384
Accrued expenses and other liabilities	(666)	(1,214)
Net cash provided by operating activities	6,793	14,349

Cash flows from investing activities:
Additions to property and equipment, net	(7,365)	(13,775)
Net cash used for investing activities	(7,365)	(13,775)

Cash flows from financing activities:
Repurchase of common stock	—	(4,681)
Costs associated with new credit facility	(553)	—
Proceeds from the issuance of long-term debt	15,000	—
Principal payments on long-term debt	(12,251)	(4,208)
Net borrowings under credit facility	(770)	9,290
Net cash provided by financing activities	1,426	401
Net increase in cash and cash equivalents	854	975
Cash and cash equivalents:
Beginning of period	5,362	5,572
End of period	$6,216	$6,547

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

Reclassification

In the second quarter of fiscal 2017, the Company incurred an impairment charge of $1.7 million for the write-off of certain store assets. This amount was previously included in “Depreciation and Amortization” in the Consolidated Statements of Operations for the second quarter and first six months of fiscal 2017 but was reclassified to “Impairment of Assets” in the Consolidated Statement of Operations for the fiscal year ended February 3, 2018. The prior year comparison in the Consolidated Statements of Operations for the second quarter and first six months of fiscal 2018 reflect this reclassification.

Intangibles

At August 4, 2018, the “Casual Male” trademark had a carrying value of $0.1 million and is considered a definite-lived asset. The Company is amortizing the remaining carrying value on an accelerated basis, consistent with projected cash flows through fiscal 2018, its estimated remaining useful life.

The Company’s “Rochester” trademark is considered an indefinite-lived intangible asset and has a carrying value of $1.5 million. During the six months ended August 4, 2018, no event or circumstance occurred which would cause a reduction in the fair value of the Company’s reporting units, requiring interim testing of the Company’s “Rochester” trademark.

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

The fair value of long-term debt is classified within Level 2 of the valuation hierarchy. At August 4, 2018, the fair value approximated the carrying amount based upon terms available to the Company for borrowings with similar arrangements and remaining maturities.

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

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income and reclassifications from AOCI for the three and six months ended August 4, 2018 and July 29, 2017, respectively, were as follows:

	August 4, 2018			July 29, 2017
For the three months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of the quarter	$(5,711)	$(529)	$(6,240)	$(5,022)	$(742)	$(5,764)

Other comprehensive income (loss) before reclassifications, net of taxes	58	(75)	(17)	25	177	202

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	58	—	58	181	—	181

Other comprehensive income (loss) for the period	116	(75)	41	206	177	383

Balance at end of quarter	$(5,595)	$(604)	$(6,199)	$(4,816)	$(565)	$(5,381)

	August 4, 2018			July 29, 2017
For the six months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(5,840)	$(403)	$(6,243)	$(5,237)	$(781)	$(6,018)

Other comprehensive income (loss) before reclassifications, net of taxes	115	(201)	(86)	85	216	301

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	130	—	130	336	—	336

Other comprehensive income (loss) for the period	245	(201)	44	421	216	637

Balance at end of quarter	$(5,595)	$(604)	$(6,199)	$(4,816)	$(565)	$(5,381)
(1)

Includes the amortization of the unrecognized loss on pension plans, which was charged to “Selling, General and Administrative” Expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $79,000 and $177,000 for the three and six months ended August 4, 2018, respectively, and $181,000 and $336,000 for the three and six months ended July 29, 2017, respectively. The tax effect for the three and six months ended August 4, 2018 was $21,000 and $47,000, respectively.  There was no tax effect for the three and six months ended July 29, 2017.

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

There was no material impairment of long-lived assets in the second quarter and first six months of fiscal 2018.  In the second quarter of fiscal 2017, the Company recorded an impairment charge of $1.7 million related to the write-down of property and equipment.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require lessees to recognize lease assets and lease liabilities for most leases, including those leases previously classified as operating leases under current GAAP. The ASU retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements.” Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted.

The Company will adopt the standard in the first quarter of fiscal 2019, and has implemented its leasing software solution to enable the accounting and disclosure requires.  The Company is continuing to identify necessary changes to its business processes and controls to support adoption of the new standard. Additionally, the Company is evaluating the impact that the new standard will have on the consolidated financial statements and evaluating transition methods available. While we are still in the process of quantifying the impact, we expect the adoption of the new standard to result in a material gross-up of our Consolidated Balance Sheets as a result of recognizing lease liabilities and right of use assets, which will be subject to long-lived asset impairment testing under ASC 360.

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

No other new accounting pronouncements, issued or effective during the first six months of fiscal 2018, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

The Company operates as a retailer of big & tall men’s apparel, which includes both retail stores and a direct business.  Revenue is recognized by the operating segment that initiates a customer’s order.  Store sales are defined as sales that originate and are fulfilled directly at the store level.  Direct sales are defined as sales that originate online, including those initiated online at the store level. Generally, all revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration in exchange for those goods. Sales tax collected from customers and remitted to taxing authorities is excluded from revenue and is included as part of accrued expenses on the Company’s Consolidated Balance Sheets.

̶	Revenue from the Company’s retail store operations is recorded upon purchase of merchandise by customers, net of an allowance for sales returns, which is estimated based upon historical experience.
̶	Revenue from the Company’s direct operations is recognized at the time a customer order is delivered, net of an allowance for sales returns, which is estimated based upon historical experience.

Unredeemed Loyalty Coupons. The Company offers a free loyalty program to its customers for which points accumulate based on the purchase of merchandise.  Over 90% of the Company’s customers participate in the loyalty program. Under ASC 606, these loyalty points provide the customer with a material right and a distinct performance obligation with revenue deferred and recognized when the points are expected to redeem or expire.  The cycle of earning and redeeming loyalty points is generally under one year in duration.  The loyalty accrual, net of breakage, was $0.9 million and $0.6 million at August 4, 2018 and February 3, 2018, respectively.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as "breakage".  Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $1.4 million and $2.2 million at August 4, 2018 and February 3, 2018, respectively.

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

	For the Three Months Ended				For the Six Months Ended
(in thousands)	August 4, 2018		July 29, 2017		August 4, 2018		July 29, 2017
Retail sales	$97,992	80.2%	$97,449	80.5%	$187,337	79.5%	$182,935	80.0%
Direct sales	24,214	19.8%	23,676	19.5%	48,200	20.5%	45,819	20.0%
Total sales	$122,206		$121,125		$235,537		$228,754

3. Debt

Credit Agreement with Bank of America, N.A.

On May 24, 2018, the Company entered into the Seventh Amended and Restated Credit Agreement with Bank of America, N.A., as agent, providing for a secured $140 million credit facility (the “New Credit Facility”).  The New Credit Facility replaced the Company’s existing credit facility with Bank of America.

The New Credit Facility continues to provide maximum committed borrowings of $125.0 million in revolver loans, with the ability, pursuant to an accordion feature, to increase the New Credit Facility by an additional $50.0 million upon the request of the Company and the agreement of the lender(s) participating in the increase (the “Revolving Facility”). There were no changes to the sublimit of $20.0 million for commercial and standby letter of credits or the sublimit of up to $15.0 million for swingline loans. The Company’s ability to borrow under the New Credit Facility (the “Loan Cap”) is determined using an availability formula based on eligible assets. The New Credit Facility requires the Company to maintain a minimum consolidated fixed charge coverage ratio of 1.0:1.0 if its excess availability under the New Credit Facility fails to be equal to or greater than the greater of 10% of the Loan Cap and $7.5 million. The maturity date of the New Credit Facility was extended from October 29, 2019 to May 24, 2023. The Company’s obligations under the New Credit Facility are secured by a lien on substantially all of its assets.

The New Credit Facility includes a new $15.0 million “first in, last out” (FILO) term facility (the “FILO Facility”), which is discussed below under long-term debt.

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

At August 4, 2018, the Company had outstanding borrowings under the Revolving Facility of $46.8 million, before unamortized debt issuance costs of $0.4 million. Outstanding standby letters of credit were $2.8 million and outstanding documentary letters of credit were $0.5 million. Unused excess availability at August 4, 2018 was $41.3 million. Average monthly borrowings outstanding under the previous credit facility and new Revolving Facility during the first six months of fiscal 2018 were $57.1 million, resulting in an average unused excess availability of approximately $33.3 million.

The Company is also subject to an unused line fee of 0.25%. In connection with the New Credit Facility, the Company wrote-off $0.1 million of unamortized debt issuance costs. At August 4, 2018, the Company’s prime-based interest rate was 5.25%. At August 4, 2018, the Company had approximately $42.0 million of its outstanding borrowings in LIBOR-based contracts with an interest rate of 3.25%. The LIBOR-based contracts expired on August 8, 2018. When a LIBOR-based borrowing expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

The fair value of the amount outstanding under the Revolving Facility at August 4, 2018 approximated the carrying value.

Long-Term Debt

Components of long-term debt are as follows:

(in thousands)	August 4, 2018	February 3, 2018
FILO loan	$15,000	$—
Equipment financing notes	—	501
Term loan, due 2019	—	11,750
Less: unamortized debt issuance costs	(271)	(190)
Total long-term debt	14,729	12,061
Less: current portion of long-term debt	—	1,392
Long-term debt, net of current portion	$14,729	$10,669

FILO Loan

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

Borrowings made under the FILO Facility will bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 1.75% or 2.00% or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 2.75% or 3.00%.  At August 4, 2018, the outstanding balance of $15.0 million was in a 2-month LIBOR-based contract with an interest rate of 4.87%.  The LIBOR-based contract expired on August 6, 2018. When a LIBOR-based borrowing expires, the Company can enter into a new LIBOR-based borrowing arrangement.

Equipment Financing Loans

Pursuant to a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC, dated July 20, 2007 and amended on September 30, 2013 (the “Master Agreement”), the Company entered into twelve equipment security notes between September 2013 and June 2014 (in aggregate, the “Notes”), whereby the Company borrowed an aggregate of $26.4 million. The Notes were for a term of 48 months and accrued interest at fixed rates ranging from 3.07% to 3.50%.

The Company repaid, in full, without penalty, the remaining outstanding balance on the Notes during the second quarter of fiscal 2018.

Term Loan

On October 30, 2014, the Company entered into a term loan agreement with respect to a new $15 million senior secured term loan facility with Wells Fargo Bank, National Association as administrative and collateral agent (the “Term Loan Facility”). The effective date of the Term Loan Facility was October 29, 2014 (the “Effective Date”). In connection with the New Credit Facility, discussed above, on May 24, 2018 this Term Loan Facility was repaid in full, without penalty. In connection with the prepayment, the Company wrote-off approximately $0.1 million in unamortized debt issuance costs associated with this Term Loan Facility.

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

Under the Company’s First Amended and Restated Long Term Incentive Plan (“LTIP”), for fiscal 2016 and fiscal 2017 the Compensation Committee established performance targets which cover a two-year performance period (each a “Performance Period”), thereby creating overlapping Performance Periods.  Each participant in the plan is entitled to receive an award based on that participant’s “Target Cash Value” which is defined as the participant’s annual base salary (on the participant’s effective date) multiplied by his or her long-term incentive program percentage, which was 100% for the Company’s Chief Executive Officer, 70% for senior executives and 25% for other participants in the plan.  Because of the overlapping two-year Performance Periods, the Target Cash Value for any award is based on one year of annual salary. All awards granted under both the 2016-2017 LTIP and 2017-2018 LTIP were in restricted stock units (RSUs).

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

Assuming that the Company achieves the performance target at target levels and all time-vested awards vest, the compensation expense associated with the 2017-2018 LTIP is estimated to be approximately $4.2 million.  Approximately half of the compensation expense relates to the time-vested RSUs, which are being expensed over thirty-six months, based on the respective vesting dates. With respect to the performance-based component, RSUs will be granted at the end of the performance period if the performance targets are achieved. Through the end of the first six months of fiscal 2018, no accrual has been made for performance awards under the 2017-2018 LTIP.

In June 2018, the Company amended its LTIP by executing the Second Amended and Restated LTIP (the “Amended LTIP”), which among other things, extends the performance period for awards to three years, beginning with grants in fiscal 2018. As of the end of the second quarter of fiscal 2018, no performance targets have been established. In accordance with the terms of the Amended LTIP, the Compensation Committee has until November 3, 2018 to establish performance targets for the 2018-2020 performance period.

5. Stock-Based Compensation

The Company has one active stock-based compensation plan: the 2016 Incentive Compensation Plan (the “2016 Plan”). The initial share reserve under the 2016 Plan was 5,725,538 shares of our common stock. A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted. A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted. At August 4, 2018, the Company had 5,898,776 shares available under the 2016 Plan.

In accordance with the terms of the 2016 Plan, any shares outstanding under the previous 2006 Incentive Compensation Plan (the “2006 Plan”) at August 4, 2016 that subsequently terminate, expire or are canceled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with stock options being added back on a one-for-one basis and full-value awards being added back on a 1 to 1.9 basis. At August 4, 2018, there are 143,645 stock options and 134,625 full-value awards that remain outstanding under the 2006 Plan.

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

The following tables summarize the share activity and stock option activity for the Company’s 2006 Plan and 2016 Plan, on a combined basis, for the first six months of fiscal 2018:

	Restricted shares	Restricted Stock Units (1)	Deferred shares (2)	Fully-vested shares (3)	Total number of shares	Weighted-average grant-date fair value (4)
Shares
Outstanding non-vested shares at beginning of year	36,666	1,048,552	115,457	—	1,200,675	$3.43
Shares granted	30,000	334,625	54,798	67,305	486,728	$1.88
Shares vested/issued	(3,333)	(329,208)	(5,429)	(67,305)	(405,275)	$3.59
Shares canceled	(33,333)	(91,747)	—	—	(125,080)	$2.84
Outstanding non-vested shares at end of quarter	30,000	962,222	164,826	—	1,157,048	$2.76

(1)

Restricted stock units (“RSUs”) were primarily granted in connection with the partial achievement of performance targets under the 2016-2017 LTIP, see Note 4, Long-Term Incentive Plans. As a result of net share settlement, of the 329,208 time-based RSUs which vested during the first six months of fiscal 2018, only 322,518 shares of common stock were issued.

(2)

The 54,798 shares of deferred stock, with a fair value of $103,296, represent compensation to certain directors in lieu of cash, in accordance with their irrevocable elections.  The shares of deferred stock will vest three years from the date of grant or at separation of service, based on the irrevocable election of each director.

(3)

During the first six months of fiscal 2018, the Company granted 67,305 shares of stock, with a fair value of approximately $127,795, to certain directors as compensation in lieu of cash, in accordance with their irrevocable elections. Directors are required to elect 50% of their quarterly retainer in equity.  Any shares in excess of the minimum required election are issued from the Company’s Third Amended and Restated Non-Employee Director Compensation Plan (“Non-Employee Director Compensation Plan”).

(4)	The fair value of a restricted share, deferred share and fully-vested share is equal to the Company’s closing stock price on the day immediately preceding the date of grant.

	Number of shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	1,195,910	$4.80		$21,750
Options granted	153,888	$2.48		-
Options expired and canceled	(203,244)	$4.53		-
Options exercised	—	—		-
Outstanding options at end of quarter	1,146,554	$4.54	4.7 years	$6,750
Options exercisable at end of quarter	977,666	$4.91	3.9 years	$2,250

Valuation Assumptions

For the first six months of fiscal 2018, the Company granted 153,888 stock options, 67,305 shares of restricted stock, 334,625 RSUs and 54,798 shares of deferred stock. For the first six months of fiscal 2017, the Company granted no stock options, 484,558 shares of restricted stock, 782,357 RSUs and 43,467 shares of deferred stock.

Unless otherwise specified by the Compensation Committee, RSUs, restricted stock and deferred stock are valued using the closing price of the Company’s common stock on the day immediately preceding the date of grant.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  There were no stock options granted in the first six months of fiscal 2017.  The following assumptions were used for grants for the first six months of fiscal 2018:

August 4, 2018
Expected volatility	48.9% -57.1%
Risk-free interest rate	2.55% - 2.63%
Expected life	3.0 - 4.5 yrs.
Dividend rate	-

Non-Employee Director Compensation Plan

The Company granted 27,735 shares of common stock, with a fair value of approximately $52,303, to certain of its non-employee directors as compensation in lieu of cash in the first six months of fiscal 2018.

Stock Compensation Expense

The Company recognized total stock-based compensation expense of $0.8 million for both the first six months of fiscal 2018 and fiscal 2017. The total compensation cost related to time-vested stock options, restricted stock and RSU awards not yet recognized as of August 4, 2018 was approximately $1.1 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 23 months.

6. Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the six months ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
(in thousands)
Common Stock Outstanding:
Basic weighted average common shares outstanding	49,060	48,556	48,926	49,146
Common stock equivalents – stock options and restricted stock (1)	—	—	—	—
Diluted weighted average common shares outstanding	49,060	48,556	48,926	49,146

(1)

Common stock equivalents of 489 shares and 345 shares for the three months ended August 4, 2018 and July 29, 2017, respectively, and 458 shares and 166 shares for the six months ended August 4, 2018 and July 29, 2017, respectively, were excluded due to the net loss.

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

	For the three months ended		For the six months ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
(in thousands, except exercise prices)
Stock options	1,147	1,377	1,147	1,377
Restricted stock units	80	1,119	80	1,119
Restricted and deferred stock	30	53	36	56
Range of exercise prices of such options	$1.85 - $7.02	$3.16 - $7.52	$1.85 - $7.02	$3.16 - $7.52

The above options, which were outstanding at August 4, 2018, expire from March 19, 2020 to June 29, 2028.

Shares of unvested time-based restricted stock of 30,000 at August 4, 2018 and 53,333 shares at July 29, 2017 were excluded from the computation of basic earnings per share and will continue to be excluded until such shares vest.

The 30,000 shares of restricted stock outstanding at August 4, 2018 are considered issued and outstanding. Each share of restricted stock has all of the rights of a holder of the Company’s common stock, including, but not limited to, the right to vote and the right to receive dividends, which rights are forfeited if the restricted stock is forfeited.

7. Income Taxes

At August 4, 2018, the Company had total deferred tax assets of approximately $52.8 million, total deferred tax liabilities of $4.7 million and a corresponding valuation allowance of $48.1 million.

Since the end of fiscal 2014, the Company has had a full valuation allowance against its net deferred tax assets.  While the Company has projected it will return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, based on the Company’s forecast for fiscal 2018, the Company believes that a full allowance remains appropriate at this time.

As of August 4, 2018, for federal income tax purposes, the Company has net operating loss carryforwards of $141.4 million, which will expire from 2022 through 2036 and net operating loss carryforwards of $16.3 million that are not subject to expiration.  For state income tax purposes, the Company has $89.2 million of net operating losses that are available to offset future taxable income.  Additionally, the Company has $2.8 million of net operating loss carryforwards related to the Company’s operations in Canada.

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

As of February 4, 2018, the Company is calculating its tax provision based on the newly enacted U.S. statutory rate of 21%. The Company’s tax provision for the second quarter and first six months of fiscal 2018 and fiscal 2017 was primarily due to current state margin tax.  The second quarter and first six months of fiscal 2018 included a tax expense of $21,000 and $47,000 in other comprehensive income (loss), which resulted in a tax benefit on the Consolidated Statement of Operations related to the corresponding decrease in valuation allowance.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to Topic 740, “Income Taxes”, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. The unrecognized tax benefit at August 4, 2018 was $2.0 million. This amount is directly associated with a prior year tax position related to exiting the Company’s direct business in Europe. The amount of unrecognized tax benefit has been presented as a reduction in the reported amounts of its federal and state net operating loss carryforwards. It is the Company’s policy to record interest and penalties on unrecognized tax benefits as income taxes; however, no penalties or interest have been accrued on this liability because the carryforwards have not yet been utilized.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal 2001, with remaining fiscal years subject to income tax examination by federal tax authorities.

8. Corporate Restructuring

On May 16, 2018, the Company committed to a corporate restructuring plan (“Restructuring”) to accelerate the Company's path to profitability by better aligning its expense structure with its revenues.  The Company eliminated 56 positions, which represented approximately 15% of its corporate work force, or 2% of its total work force, in connection with the Restructuring. On May 16, 2018, 36 employees were notified of their termination, with the remaining 20 positions representing open positions that will not be filled. The Company offered cash severance benefits to the eligible affected employees.  Each affected employee’s eligibility for these severance benefits is contingent upon such employee’s execution (and no revocation) of a separation agreement, which includes a general release of claims against the Company.

The Company expects to incur an aggregate charge of approximately $1.8 million, of which $1.6 million was incurred in the second quarter of fiscal 2018, for employee severance and one-time termination benefits, as well as other employee-related costs associated with the Restructuring. Approximately $1.5 million of the $1.8 million will be cash expenditures. At August 4, 2018, the Company has an accrued liability related to the restructuring of $0.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding our expectations with respect to cash flows, gross profit margins, merchandise margins, marketing costs, restructuring charges, selling, general and administrative expenses, store counts, inventory levels, capital expenditures, borrowings, interest costs, sales and earnings for fiscal 2018, the expected impact of investments in marketing on 2018 sales and longer term impact on customer acquisition and brand awareness, anticipated savings from our corporate restructuring, and the anticipated number of store openings and closings in fiscal 2018. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report and our audited consolidated financial statements for the year ended February 3, 2018, included in our Annual Report on Form 10-K for the year ended February 3, 2018, as filed with the Securities and Exchange Commission on March 23, 2018 (our “Fiscal 2017 Annual Report”).

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big & tall men’s apparel with retail and direct operations in the United States, Canada and London, England.  We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL®, Casual Male XL Outlets, Rochester Clothing, ShoesXL® and LivingXL®. At August 4, 2018, we operated 216 Destination XL stores, 15 DXL outlet stores, 68 Casual Male XL retail stores, 30 Casual Male XL outlet stores and 5 Rochester Clothing stores. Our e-commerce site, DestinationXL.com, supports our stores, brands and product extensions.

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

In addition, our customer’s shopping experience continues to evolve across multiple channels and we are continually changing to meet his needs.  As part of our omni-channel initiatives, the majority of our retail stores have the capability of fulfilling online orders if merchandise is not available in the warehouse.  As a result, we continue to see more transactions that begin online but are ultimately satisfied at the store level.  Similarly, if a customer visits a store and the item is out of stock, the associate can order the item through our website.  A customer also has the ability to order online and pick-up in store.  Because this omni-channel approach to retailing is changing the boundaries of where a sale originates and where a sale is ultimately settled, we do not report comparable sales separately for our retail and e-commerce businesses.  However, as we invest in building our e-commerce platform, bringing a heightened digital focus to our Company, additional disclosure on our e-commerce growth as it relates to our current initiatives is important.  We define store sales as sales that originate and are fulfilled directly at the store level.  E-commerce sales are defined as sales that originate online, including those initiated online at the store level.

RESULTS OF OPERATIONS

The following is a summary of results for the second quarter and first six months of fiscal 2018 as compared to the prior year’s second quarter and first six months, including adjusted EBITDA and adjusted net income (loss), which are non-GAAP measures. Please see “Non-GAAP Financial Measures” below for reconciliations of these non-GAAP measures.

	For the three months ended		For the six months ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
(in millions, except per share data)
Net loss	$(1.2)	$(3.7)	$(4.3)	$(9.8)
Adjusted EBITDA (Non-GAAP basis)	$8.8	$6.7	$13.9	$9.3

Per diluted share:
Net loss	$(0.02)	$(0.08)	$(0.09)	$(0.20)
Adjusted net income (loss) (Non-GAAP basis)	$0.01	$(0.03)	$(0.04)	$(0.12)

Executive Summary

We were pleased with our performance in the second quarter of fiscal 2018, with a net loss of $(0.02) per diluted share, as compared to a net loss of $(0.08) per diluted share in the second quarter of fiscal 2017 and a $2.1 million increase in adjusted EBITDA. For the first six months of fiscal 2018, our adjusted EBITDA increased $4.6 million as compared to the same period of the prior year.

We have seen a consistent improvement in sales since the fourth quarter of fiscal 2017, with a comparable sales increase in the second quarter of fiscal 2018 of 3.3%, or $3.8 million.  Our results were driven by productivity in stores and growth in our direct business.  Furthermore, our results were delivered with a more productive inventory base that is $9.4 million or 8.4% less than our inventory positon in the second quarter 2017. Store productivity continued to improve during the second quarter with an increase in conversion rate, dollars per transaction and number of transactions.  We continue to see growth in our direct business, which on a trailing 12-month basis, represented 21.2% of our total sales at the end of the second quarter of fiscal 2018 as compared to 20.5% at the end of the second quarter of fiscal 2017.

Our reduced SG&A costs, as a result of lower marketing costs and payroll cost savings, also contributed to the improvement in earnings.  As discussed in more detail below, in the second quarter we undertook a corporate restructuring to accelerate our path to profitability, including a corporate workforce reduction of approximately 15%.  Given that our transformation to the DXL concept is essentially complete and our current strategy includes growing our brands and building our customer base, this corporate restructuring better aligns us with those objectives.

Included in our results for the second quarter is a charge of $1.6 million associated with the corporate restructuring.  On a comparative basis, results for the second quarter of fiscal 2017 also included an asset impairment charge of $1.7 million associated with the write-down of certain store assets.  On a non-GAAP basis, adjusting for these charges and applying a 26% normal tax rate, our adjusted net income for the second quarter was $0.01 per diluted share, compared to an adjusted net loss of $(0.03) per share a year ago.

We are also focused on improving our liquidity and reducing our debt levels.  During the second quarter, we amended our credit facility with Bank of America, N.A., which extended the maturity date of the facility from October 2019 to May 2023.  We  also reduced our borrowing rates under the revolving facility by 25 basis points and added a $15.0 million “first in last out” (FILO) facility at a substantially lower borrowing rate than our previous term loan facility. On an annualized basis, we believe that this refinancing will enable us to reduce interest costs by approximately $0.7 million.

Corporate Restructuring

As mentioned above, during the second quarter of fiscal 2018, we executed a restructuring plan (“Restructuring”) to accelerate the Company's path to profitability by better aligning its expense structure with its revenues.  In May 2018, we eliminated 56 positions, which represented approximately 15% of our corporate work force, or 2% of our total work force. On May 16, 2018, 36 employees were notified of their termination with the remaining 20 positions representing open positions that will not be filled. In connection with the Restructuring, we expect to incur an aggregate charge of $1.8 million, of which $1.6 million was recorded in the second quarter of fiscal 2018 for employee severance and one-time termination benefits, as well as other employee-related costs associated with the Restructuring. Of the total $1.8 million restructuring charge, approximately $1.5 million will be cash expenditures.

As a result of this Restructuring, we expect to realize savings of approximately $5.6 million in SG&A (selling, general and administrative) expenses in fiscal 2018, which is reflected in our fiscal 2018 earnings expectations.  The $5.6 million in savings primarily related to corporate payroll, travel, benefits and non-essential project expenses, with expected annualized savings of approximately $10.3 million.  Of the $10.3 million, we expect $6.6 million to come from corporate staffing changes, $2.0 million from changes to defined contribution plans and $1.7 million from other non-essential general and administrative costs.

Marketing Campaign ~ Spring 2018

At the end of the first quarter of fiscal 2018, we launched our Spring media campaign “Built XL”, which ran through Father’s Day.  Our new advertising campaign emphasized fit, expertise, clothing brands, in-store experience, and one-stop shopping.  We are highlighting our key differentiators and working to make an emotional connection with our core consumer. We reduced the number of weeks for our Spring campaign as compared to fiscal 2017, but we saw a strong increase in store and web traffic once our Spring campaign launched.  We are pleased with the reaction to our campaign and its effect on our brand awareness, which increased to 44% at the end of the campaign from 42% at the end of fiscal 2017.  We hope to build on these improvements as we prepare for our Fall/Holiday campaign.

Fiscal 2018 Outlook

We are reaffirming our earnings guidance for fiscal 2018, which reflects the $5.6 million expense savings that we expect to realize from the Restructuring. In addition to the $1.6 million we incurred in the second quarter for severance and other restructuring charges, we expect to incur approximately $0.2 million in the third quarter for the balance of the restructuring and, before the end of fiscal 2018, $4.2 million of CEO transition costs.

Our strategy for fiscal 2018 remains focused on customer acquisition, customer retention, and customer re-activation.  Our marketing spend for the year is expected to be approximately $24.0 million, which is less than the fiscal 2017 spend of approximately $29.5 million, but greater than the fiscal 2016 spend of $18.0 million.  Compared to fiscal 2017, we are projecting that our total sales for the year will be negatively impacted by one less week of sales and a net decrease in store count of ten stores, worth approximately $5.3 million in sales.  Fiscal 2017 included a 53rd week, with sales of $6.9 million and operating income of $1.6 million.

Our guidance for fiscal 2018 remains unchanged and is as follows:

•	Sales of $462.0 million to $472.0 million, with a total company comparable sales increase of approximately 1.0% to 3.0%.
•	Gross margin rate of approximately 44.5%.
•	Net loss, on a GAAP basis, of $(13.2) million to $(18.2) million, or $(0.27) to $(0.37) per diluted share.
•

Adjusted net loss of $(0.11) to $(0.18) per diluted share.  Because we expect to continue providing a full valuation allowance against our deferred tax assets, we do not expect to recognize any income tax benefit in fiscal 2018. This non-GAAP adjusted net loss was calculated, before Restructuring charges and CEO transition costs and assumes a tax rate benefit of 26%.

•	EBITDA adjusted for the Restructuring charges and CEO transition costs (“adjusted EBITDA”), of $20.0 million to $25.0 million.
•

Capital expenditures of approximately $11.4 million, $2.1 million of which will be for new and remodeled stores to the DXL format and $9.3 million for digital and infrastructure projects, partially offset by approximately $1.1 million in tenant allowances. We expect to fund our capital expenditures from our operating cash flow.

•

At the end of fiscal 2018, we expect cash flow from operating activities of $20.5 million to $26.5 million (including tenant allowances), resulting in free cash flow, after all capital expenditures, of approximately $9.1 million to $15.1 million (inclusive of costs associated with restructuring and CEO transition).

Financial Summary

Sales

	Second Quarter	First Six Months
	(in millions)
Sales for fiscal 2017	$121.1	$228.8
Less 2017 sales for stores that have closed /converted	(2.3)	(4.8)
Adjustment to sales for the shift in calendar weeks	(1.9)	1.3
	$116.9	$225.3

Increase in comparable sales	3.8	6.1
Non-comparable sales, primarily DXL stores open less than 13 months	2.0	5.1
Other, net	(0.5)	(0.8)
Sales for fiscal 2018	$122.2	$235.5

Total sales for the second quarter of fiscal 2018 increased 0.9% to $122.2 million from $121.1 million from the second quarter of fiscal 2017.  The increase of $1.1 million in total sales was due to a comparable sales increase of 3.3%, or $3.8 million and an increase of $2.0 million in non-comparable sales from DXL stores open less than 13 months.  These increases were partially offset by closed stores of $2.3 million and a $1.9 million shift in calendar weeks due to the 53rd week in fiscal 2017.

Our focus in fiscal 2018 is on achieving topline growth through customer acquisition, customer retention, and customer re-activation, and capturing a greater share of wallet by providing a great guest experience wherever our target customer decides to shop, whether in our stores or online. We are enhancing our digital presence and providing our customers with improved functionality and increased touchpoints across all of our e-commerce platforms with the objective of growing and retaining our customer base.  On a trailing twelve-month basis, direct sales as a percentage of total sales were 21.2% at the end of the second quarter of fiscal 2018 as compared to 20.5% at the end of the second quarter of the prior year. For the first six months of fiscal 2018, our direct sales were 20.5%, up from 20.0% for the first six months of the prior year. We also saw increases in conversion, transactions and dollars per transactions during the second quarter, which contributed to topline growth.

Our end-of-rack customer represented 45.6% of our bottoms business, up slightly from 45.4% in the first six months of fiscal 2017.

Gross Profit Margin

For the second quarter of fiscal 2018, our gross margin rate, inclusive of occupancy costs, was 46.3% as compared to a gross margin rate of 46.1% for the second quarter of fiscal 2017. The 20 basis point improvement was the result of a 30 basis point decrease in occupancy costs as a percent of sales partially offset by a decrease of 10 basis points in merchandise margins.

For the first six months of fiscal 2018, our gross margin rate, inclusive of occupancy costs, was 45.5% as compared to 45.7% for the first six months of fiscal 2017.  The decrease of 20 basis points was due to a decrease in merchandise margins of 70 basis points partially offset by a 50 basis point improvement in occupancy costs as a percent of sales.

The decrease in merchandise margins for the second quarter and first six months of fiscal 2018 was related primarily to an increase in shipping costs. Occupancy costs, as a percentage of sales, improved as a result of the leveraging of the sales base.  For the second quarter of fiscal 2018, occupancy costs decreased $0.2 million, related to closed stores, and were flat for the first six months of fiscal 2018.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A expenses for the second quarter of fiscal 2018 were 39.1% as compared to 40.5% for the second quarter of fiscal 2017. On a dollar basis, SG&A decreased by $1.3 million for the second quarter of fiscal 2018.  The decrease was due to a reduction in payroll and payroll related costs of $1.5 million and a $0.5 million decrease in marketing costs.  These savings were partially offset by an increase of $0.8 million in costs related to e-commerce and technology initiatives.

For the first six months of fiscal 2018, SG&A expenses were 39.6% as compared to 41.6% for the first six months of fiscal 2017.  On a dollar basis, SG&A expenses decreased $1.8 million, primarily due to a decrease in marketing costs of approximately $2.1 million, due to a reduction in the number of weeks in the Spring campaign, and a reduction in payroll and payroll related costs of approximately $1.1 million.  These savings were partially offset by an increase of approximately $1.4 million in costs related to e-commerce and technology initiatives.

SG&A expenses are managed through two primary cost centers:  Customer Facing Costs and Corporate Support Costs.  Customer Facing Costs, which include store payroll, marketing, and other store operating costs, represented 23.6% of sales in the first six months of fiscal 2018 as compared to 24.6% of sales in the first six months of last year.  Corporate Support Costs, which include the distribution center and corporate overhead costs, represented 16.1% of sales in the first six months of fiscal 2018 compared to 17.0% of sales in the first six months of last year.  The Company will continue to address its SG&A cost structure to improve its EBITDA margins and overall profitability.

Impairment of Assets

In the second quarter of fiscal 2017, we incurred an asset impairment charge of $1.7 million for the write-off of certain store assets. This amount was previously included in depreciation and amortization in the Consolidated Financial Statements for the second quarter and first six months of fiscal 2017 but was reclassified to impairment of assets in the Consolidated Financial Statements for fiscal year 2017.  For consistency, the prior year results included in the Consolidated Financial Statements for the second quarter and first six months of fiscal 2018 reflect this year-end reclassification to impairment of assets.

Depreciation and Amortization

Depreciation and amortization for the second quarter of fiscal 2018 decreased $0.5 million to $7.4 million as compared to $7.9 million for the second quarter of fiscal 2017.  For the first six months of fiscal 2018, depreciation and amortization decreased $1.0 million to $14.7 million from $15.7 million for the first six months of fiscal 2017.  With the DXL store growth substantially complete, our depreciation costs have started to decrease.

Interest Expense, Net

Net interest expense for the second quarter and first six months of fiscal 2018 of $1.0 million and $1.8 million, respectively, increased slightly from $0.8 million and $1.6 million for the second quarter and first six months of fiscal 2017, respectively.  Net interest expense for the second quarter and first six months of fiscal 2018 include the write-off of approximately $0.2 million of unamortized debt issuance costs associated with entering into a New Credit Facility and the repayment of the Term Loan Facility, as discussed below.  As a result of the New Credit Facility and the repayment of the Term Loan Facility, we expect to realize, on an annualized basis, savings of approximately $0.7 million due to more favorable interest rates.

Income Taxes

At August 4, 2018, we had total deferred tax assets of $52.8 million, total deferred tax liabilities of $4.7 million and a corresponding valuation allowance of $48.1 million. The deferred tax assets included approximately $38.8 million of net operating loss carryforwards and approximately $2.8 million of deferred gain on our sale-leaseback and, to a lesser extent, other book/tax timing differences.

At the end of fiscal 2014, we established a full valuation allowance against our deferred tax assets.  Based on our earnings guidance for fiscal 2018, we believe that a full valuation allowance continues to remain appropriate at this time.

Beginning with the first quarter of fiscal 2018, we are calculating our tax provision based on the newly enacted U.S. statutory rate of 21%. Our tax provision for the second quarter and first six months of fiscal 2018 and fiscal 2017 was primarily due to current state margin tax.  The second quarter and first six months of fiscal 2018 included a tax expense of $21,000 and $47,000, respectively, in other comprehensive income (loss), which resulted in a tax benefit on the Consolidated Statement of Operations related to the corresponding decrease in valuation allowance.

Net Loss

For the second quarter of fiscal 2018, we had a net loss of $(1.2) million, or $(0.02) per diluted share, compared with a net loss of $(3.7) million, or $(0.08) per diluted share, for the second quarter of fiscal 2017. For the first six months of fiscal 2018, we had a net loss of $(4.3) million, or $(0.09) per diluted share, as compared with a net loss of $(9.8) million, or $(0.20) per diluted share for the first six months of fiscal 2017.

Results for the second quarter and first six months of fiscal 2018 include a charge of $1.6 million associated with the Company’s restructuring discussed above.  Results for the second quarter and first six months of fiscal 2017 included an impairment charge of $1.7 million for the write-down of certain store assets.

On a non-GAAP basis, the adjusted net income (loss) for the second quarter and first six months of fiscal 2018 was $0.01 and $(0.04) per diluted share, respectively, as compared to the adjusted net loss of $(0.03) per diluted share and $(0.12) per diluted share for the second quarter and first six months of fiscal 2017, respectively.  The second quarter and first six months of fiscal 2018 was adjusted for the restructuring charge of $1.6 million and the second quarter and first six months of fiscal 2017 was adjusted for the impairment charge of $1.7 million.  Further, all periods were adjusted to assume a normalized tax rate of 26%.

Inventory

At August 4, 2018, total inventory was $102.9 million compared to $103.3 million at February 3, 2018 and $112.3 million at July 29, 2017. The 8.4% decrease of $9.4 million from July 29, 2017 was due to inventory initiatives that began in fiscal 2016 to improve timing of receipts and reduce weeks of supply on hand. At August 4, 2018, our clearance inventory, which includes inventory in our “dots” program as well as certain merchandise that has been permanently marked down, represented 10.1% of our total inventory, as compared to 9.8% at July 29, 2017.  On a unit basis, our clearance inventory has decreased 6.2% from July 29, 2017 to August 4, 2018.

SEASONALITY

Historically, and consistent with the retail industry, we have experienced seasonal fluctuations as it relates to our operating income and net income. Traditionally, a significant portion of our operating income and net income is generated in the fourth quarter, as a result of the “Holiday” season.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and availability under our credit facility with Bank of America, N.A., which was amended and restated in May 2018. Our current cash needs are primarily for working capital (essentially inventory requirements), capital expenditures and growth initiatives. We plan to manage our working capital and it is expected that excess cash from operations will be directed toward our growth initiatives and debt reductions.

Our capital expenditures in fiscal 2018 are expected to be approximately $11.4 million, and while capital expenditures may have to be funded periodically during the year from our credit facility, by the end of fiscal 2018 all capital expenditures are expected to be funded from cash flow from operations.  We currently believe that our existing cash generated by operations together with our credit facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements.

For fiscal 2018, we expect cash flow from operating activities of $20.5 million to $26.5 million (including tenant allowances), and positive free cash flow of $9.1 million to $15.1 million that we expect to use to reduce outstanding debt.

Cash flow from operations for the first six months of fiscal 2018 was $6.8 million, compared to $14.3 million for the first six months of fiscal 2017. This decrease in cash flow from operations was primarily due to the prior year benefiting by approximately $5.0 million from inventory reduction initiatives and a decrease from the prior year in tenant allowances of approximately $3.0 million, which corresponds to our decrease in capital expenditures.  Capital expenditures for the first six months of fiscal 2018 decreased to $7.4 million as compared to $13.8 million for the first six months of fiscal 2017, due to opening fewer stores.  For the first six months of fiscal 2018, we opened two DXL stores, one DXL outlet store and rebranded three Casual Male XL stores to DXL stores, as compared to 15 store openings for the first six months of fiscal 2017.  Partially offsetting this decrease in store capital was an increase in capital expenditures related to our IT and website initiatives.  The majority of the planned capital for these IT and website initiatives was incurred in the first half of fiscal 2018. Free cash flow, a non-GAAP measure, was $(0.6) million for the first six months of fiscal 2018 as compared to $0.6 million for the first six months of fiscal 2017.

The following is a summary of our total debt outstanding at August 4, 2018 with the associated unamortized debt issuance costs:

(in thousands)	Gross Debt Outstanding	Less Debt Issuance Costs	Net Debt Outstanding
Credit facility	$46,832	$(402)	$46,430
FILO loan	15,000	(271)	14,729
Total debt	$61,832	$(673)	$61,159

New Credit Facility

In the second quarter of fiscal 2018, we amended and restated our credit facility with Bank of America, N.A (our “New Credit Facility”) which extended the maturity date to May 24, 2023.  The New Credit Facility continues to provide for a maximum committed borrowing of $125.0 million, which, pursuant to an accordion feature, could be increased to $175.0 million upon our request and the agreement of the lender(s) participating in the increase (the “Revolving Facility”). The New Credit Facility includes a sublimit of $20.0 million for commercial and standby letters of credit and a sublimit of up to $15.0 million for swingline loans. Borrowings made pursuant to the Revolving Facility under the New Credit Facility will bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 0.25% or 0.50%, or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 1.25% or 1.50%.

We had outstanding borrowings of $46.8 million under the New Credit Facility at August 4, 2018. At August 4, 2018, outstanding standby letters of credit were $2.8 million and outstanding documentary letters of credit were $0.5 million.  The average monthly borrowing outstanding under the our credit facility during the first six months ended August 4, 2018 was approximately $57.1 million, resulting in an average unused excess availability of approximately $33.3 million. Unused excess availability at August 4, 2018 was $41.3 million.

The New Credit Facility also included a FILO facility for $15.0 million, the proceeds of which were used to repay our previous Term Loan Facility. The total borrowing capacity under the FILO Facility is based on a borrowing base, generally defined as a specified percentage of the value of eligible accounts, including certain trade names, that step down over time, plus a specified percentage of the value of eligible inventory that steps down over time. There can be no voluntary prepayments on the FILO Facility during the first year.  After its one-year anniversary, the FILO Facility can be repaid, in whole or in part, subject to certain payment conditions.

Borrowings made under the FILO Facility will bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 1.75% or 2.00% or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 2.75% or 3.00%.  At August 4, 2018, the outstanding balance of $15.0 million was in a 2-month LIBOR-based contract with an interest rate of 4.87%.

Equipment Financing Loans

We previously entered into twelve Equipment Security Notes (the “Notes”), whereby we borrowed an aggregate of $26.4 million. The Notes, which were issued between September 2013 and June 2014, were issued pursuant to a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC, dated July 20, 2007 and most recently amended on September 30, 2013. The Notes were secured by a security interest in all of our rights, title and interest in and to certain equipment. The Notes accrued interest at fixed rates ranging from 3.07% to 3.50%. During the second quarter of fiscal 2018, the Company repaid in full the remaining balance on these Notes, without penalty.

Term Loan, Due 2019

We previously had a senior secured term loan facility with Wells Fargo Bank, National Association as administrative and collateral agent (the “Term Loan Facility”). The interest rate on the Term Loan Facility was equal to the greater of (a) 1.00% and (b) the one-month LIBOR rate, plus 6.50%. The Term Loan Facility, with a maturity date of October 29, 2019 and an outstanding balance of $11.5 million, was repaid in full, without penalty, during the second quarter of fiscal 2018 in connection with the New Credit Facility.

Capital Expenditures

The following table sets forth the open stores and related square footage at August 4, 2018 and July 29, 2017, respectively:

	August 4, 2018		July 29, 2017
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	216	1,683	206	1,630
DXL Outlets	15	78	14	72
Casual Male XL Retail	68	230	84	291
Casual Male Outlets	30	91	33	104
Rochester Clothing	5	51	5	51
Total Stores	334	2,133	342	2,148

Below is a summary of store openings and closings from February 3, 2018 to August 4, 2018:

Number of Stores:	DXL	DXL Outlets	Casual Male XL Retail	Casual Male XL Outlets	Rochester Clothing	Total Stores
At February 3, 2018	212	14	78	33	5	342
New stores(1)	1	—	—	—	—	1
Rebranded stores (2)	3	—	(3)	—	—	—
Replaced stores(3)	1	1	(1)	(1)	—	—
Closed retail stores(4)	(1)	—	(6)	(2)	—	(9)
At August 4, 2018	216	15	68	30	5	334
(1)	Represents stores opened in new markets.
(2)	Represents Casual Male XL stores that were remodeled and rebranded to a DXL store.
(3)	Represents the total number of DXL stores opened in existing markets with the corresponding total number of Casual Male XL stores closed in such markets in connection with those DXL store openings.
(4)	Represents closed stores for which there were no corresponding openings in the same market.

Our capital expenditures for the first six months of fiscal 2018 were $7.4 million as compared to $13.8 million for the first six months of fiscal 2017. We have opened 2 DXL retail stores, 1 DXL outlet and rebranded 3 Casual Male XL stores to a DXL during the first six months of fiscal 2018 as compared to 14 DXL retail stores and 1 DXL outlet for the first six months of fiscal 2017.

For fiscal 2018, our capital expenditures are expected to be approximately $11.4 million and we expect to receive approximately $1.1 million in tenant allowances to offset these expenditures. This includes approximately $2.1 million, excluding any allowance, related to the opening of 2 new DXL retail stores, the remodeling of 3 Casual Male XL to DXL retail stores and 1 DXL outlet store, and approximately $9.3 million for continued information technology projects, website initiatives and general overhead projects. In addition, for fiscal 2018, we expect to close approximately 9 Casual Male XL stores, 3 Casual Male XL outlet stores and 1 DXL store.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies and estimates disclosed in our Form 10-K for the year ended February 3, 2018.   See Note 1 to the Consolidated Financial Statements included in this report for information on recent accounting pronouncements and changes in accounting principles.

Non-GAAP Financial Measures

Adjusted net income (loss), adjusted net income (loss) per diluted share, free cash flow, EBITDA and adjusted EBITDA are non-GAAP measures.  These non-GAAP measures are not presented in accordance with GAAP and should not be considered superior to or as a substitute for net loss or cash flows from operating activities or any other measure of performance derived in accordance with GAAP. In addition, all companies do not calculate non-GAAP financial measures in the same manner and, accordingly, the non-GAAP measures presented in this Quarterly Report may not be comparable to similar measures used by other companies. We believe that inclusion of these non-GAAP measures helps investors gain a better understanding of our performance, especially when comparing such results to previous periods and that they are useful as an additional means for investors to evaluate our operating results, when reviewed in conjunction with our GAAP financial statements. Reconciliations of these non-GAAP measures are presented in the following tables (certain columns may not foot due to rounding):

Adjusted net income (loss) and adjusted net income (loss) per diluted share. The above discussion includes an adjusted net income (loss) for the second quarter and first six months of fiscal 2018 and fiscal 2017 on a non-GAAP basis, which reflected results before corporate restructuring, impairment charges and assumes a normal tax rate of 26%. We have fully reserved against our deferred tax assets and, therefore, net loss is not reflective of earnings assuming a “normal” tax position.  Adjusted net income (loss) provides investors with a useful indication of the financial performance of the business, on a comparative basis, assuming a normalized effective tax rate of 26%.

The following is a reconciliation of the net loss to adjusted net income (loss), adjusted for corporate restructuring charge and impairment charges and assumes a normal tax rate of 26% for the second quarter and first six months of fiscal 2018 and fiscal 2017:

	For the three months ended				For the six months ended
	August 4, 2018		July 29, 2017		August 4, 2018		July 29, 2017
	$	Per diluted share	$	Per diluted share	$	Per diluted share	$	Per diluted share
(in thousands, except per share data)
Net loss (GAAP basis)	$(1,185)	$(0.02)	$(3,731)	$(0.08)	$(4,295)	$(0.09)	$(9,796)	$(0.20)
Adjust:
Corporate restructuring	1,570	0.03	-	-	1,570	0.03	-	-
Impairment of assets	-	-	1,718	0.04	-	-	1,718	0.03
Add back actual income tax provision	5	0.00	35	0.00	3	0.00	64	0.00
Add income tax (provision) benefit, assuming a normal tax rate of 26%	(101)	(0.00)	514	0.01	708	0.01	2,084	0.04

Adjusted net income (loss) (non-GAAP basis)	$289	$0.01	$(1,464)	$(0.03)	$(2,014)	$(0.04)	$(5,930)	$(0.12)

Weighted average number of common shares outstanding on a:
diluted basis for a net loss position		49,060		48,556		48,926		49,146
diluted basis for a net income position		49,549		-		-		-

Free Cash Flow. We define free cash flow as cash flow from operating activities less capital expenditures.  Free cash flow excludes the mandatory and discretionary repayment of debt.  Free cash flow is a metric that management uses to monitor liquidity.  We expect to fund our ongoing capital expenditures with cash flow from operations.

The following table reconciles free cash flow:

	For the six months ended
(in millions)	August 4, 2018	July 29, 2017
Cash flow from operating activities (GAAP basis)(1)	$6.8	$14.3
Capital expenditures, infrastructure projects	(6.1)	(3.6)
Capital expenditures for DXL stores	(1.3)	(10.2)
Free Cash Flow (non-GAAP basis)	$(0.6)	$0.6

(1)	Cash flow from operating activities includes lease incentives received against our capital expenditures, which are deferred and amortized into earnings over the lease term.

EBITDA and Adjusted EBITDA. EBITDA is calculated as earnings before interest, taxes, depreciation and amortization.  Adjusted EBITDA is calculated as EBITDA before restructuring charges, impairment charges and CEO transition costs.  We believe that EBITDA and adjusted EBITDA are useful to investors in evaluating our performance.  With the significant capital investment we have made over the past several years in connection with DXL store openings, we have increased levels of depreciation and interest, and therefore, management uses EBITDA as a key metric to measure profitability and economic productivity.

The following table is a reconciliation of net loss to adjusted EBITDA:

	For the three months ended		For the six months ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
(in millions)
Net loss (GAAP basis)	$(1.2)	$(3.7)	$(4.3)	$(9.8)
Add back:
Corporate restructuring	1.6	-	1.6	-
Impairment of assets	-	1.7	-	1.7
Provision for income taxes	-	-	-	0.1
Interest expense	1.0	0.8	1.8	1.6
Depreciation and amortization	7.4	7.9	14.7	15.7
Adjusted EBITDA (non-GAAP basis)	$8.8	$6.7	$13.9	$9.3

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

Interest Rates

We utilize cash from operations and from the Revolving Facility of our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. As part of our Credit Facility, we also have an outstanding $15.0 million FILO loan.  In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires May 24, 2023, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At August 4, 2018, the interest rate on our prime based borrowings was 5.25%. At August 4, 2018, the $15.0 million outstanding under our FILO loan were in a LIBOR contract with an interest rate of 4.87% and approximately $42.0 million of our outstanding borrowings under our Revolving Facility were in LIBOR contracts with an interest rate of 3.25%.

Based upon a sensitivity analysis as of August 4, 2018, assuming average outstanding borrowing during the first three months of fiscal 2018 of $57.1 million under our Revolving Facility and $15.0 million outstanding under our FILO loan, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $360,500 on an annualized basis.

Foreign Currency

Our Rochester Clothing store located in London, England conducts business in British pounds and our two DXL stores located in Ontario, Canada conduct business in Canadian dollars. As of August 4, 2018, sales from these stores were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse effect on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 4, 2018. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 4, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended August 4, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that the resolution of these matters will not have a material adverse impact on our future results of operations or financial position.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our Form 10-K for the year ended February 3, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of the Company (conformed copy incorporating all amendments through August 9, 2018).

10.1

Seventh Amended and Restated Credit Agreement, dated as of May 24, 2018, by and among Bank of America, N.A., as Administrative Agent and Collateral Agent, the Lenders identified therein, the Company, as Lead Borrower, the Company and CMRG Apparel, LLC, as Borrowers, and the Guarantors identified therein (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2018, and incorporated herein by reference).*

10.2	Second Amended and Restated Long-Term Incentive Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2018, and incorporated herein by reference).

10.3

First Amendment to the Transition Agreement dated as of June 25, 2018 between the Company and David A. Levin (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2018, and incorporated herein by reference).

10.4

Second Amendment to the Transition Agreement dated as of July 31, 2018 between the Company and David A. Levin (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2018, and incorporated herein by reference).

10.5

Letter Agreement, dated June 11, 2018, by and among the Company and J. Carlo Cannell and Capital Cannell LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2018, and incorporated herein by reference).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

* Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: August 30, 2018	By:	/S/ John F. Cooney
John F. Cooney
Vice President, Managing Director, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)