Form 10-Q
period 2018-11-03
DESTINATION XL GROUP, INC.
filed 2018-11-30
CIK 813298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 16, 2018, the registrant had 49,478,819 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	November 3, 2018	February 3, 2018
	(Fiscal 2018)	(Fiscal 2017)

ASSETS
Current assets:
Cash and cash equivalents	$6,376	$5,362
Accounts receivable	1,438	3,046
Inventories	116,371	103,332
Prepaid expenses and other current assets	11,275	9,927
Total current assets	135,460	121,667

Property and equipment, net of accumulated depreciation and amortization	98,286	111,032

Other assets:
Intangible assets	1,573	1,821
Other assets	5,716	5,885
Total assets	$241,035	$240,405

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$1,392
Current portion of deferred gain on sale-leaseback	1,465	1,465
Accounts payable	29,717	33,987
Accrued expenses and other current liabilities	26,854	25,585
Borrowings under credit facility	57,290	47,385
Total current liabilities	115,326	109,814

Long-term liabilities:
Long-term debt, net of current portion	14,743	10,669
Deferred rent and lease incentives	32,938	35,718
Deferred gain on sale-leaseback, net of current portion	9,159	10,258
Other long-term liabilities	3,238	3,960
Total long-term liabilities	60,078	60,605

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 62,209,305 and 61,485,882 shares issued at November 3, 2018 and February 3, 2018, respectively	622	615
Additional paid-in capital	309,338	307,557
Treasury stock at cost, 12,755,873 shares at November 3, 2018 and February 3, 2018	(92,658)	(92,658)
Accumulated deficit	(145,585)	(139,285)
Accumulated other comprehensive loss	(6,086)	(6,243)
Total stockholders' equity	65,631	69,986
Total liabilities and stockholders' equity	$241,035	$240,405

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
	(Fiscal 2018)	(Fiscal 2017)	(Fiscal 2018)	(Fiscal 2017)

Sales	$107,069	$103,700	$342,606	$332,454
Cost of goods sold including occupancy costs	60,009	58,887	188,333	183,136
Gross profit	47,060	44,813	154,273	149,318

Expenses:
Selling, general and administrative	40,436	41,968	133,631	137,204
Corporate restructuring and CEO transition costs	692	—	2,452	—
Impairment of assets	—	—	—	1,718
Depreciation and amortization	7,161	7,680	21,867	23,337
Total expenses	48,289	49,648	157,950	162,259

Operating loss	(1,229)	(4,835)	(3,677)	(12,941)

Interest expense, net	(798)	(871)	(2,642)	(2,497)

Loss before provision (benefit) for income taxes	(2,027)	(5,706)	(6,319)	(15,438)
Provision (benefit) for income taxes	(22)	-	(19)	64

Net loss	$(2,005)	$(5,706)	$(6,300)	$(15,502)

Net loss per share - basic and diluted	$(0.04)	$(0.12)	$(0.13)	$(0.32)

Weighted-average number of common shares outstanding:
Basic	49,352	48,607	49,068	48,966
Diluted	49,352	48,607	49,068	48,966

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
	(Fiscal 2018)	(Fiscal 2017)	(Fiscal 2018)	(Fiscal 2017)
Net loss	$(2,005)	$(5,706)	$(6,300)	$(15,502)

Other comprehensive income before taxes:
Foreign currency translation	(7)	(52)	(246)	164
Pension plans	165	210	495	631
Other comprehensive income before taxes	158	158	249	795
Tax provision related to items of other comprehensive income	(45)	—	(92)	—
Other comprehensive income, net of tax	113	158	157	795
Comprehensive loss	$(1,892)	$(5,548)	$(6,143)	$(14,707)

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total
Balance at February 3, 2018	61,486	$615	$307,557	(12,755)	$(92,658)	$(139,285)	$(6,243)	$69,986
Board of Directors compensation	146	1	448					449
Stock compensation expense			1,094					1,094
Restricted stock units (RSUs) granted for achievement of performance-based compensation, reclassified from liability to equity (Note 4)			381					381
Issuance of common stock upon RSUs release	627	6	(6)					—
Shares withheld for taxes related to net share settlement of RSUs	(54)	—	(136)					(136)
Cancellation of restricted stock, net of issuances	(3)	—	—					—
Deferred stock vested	7	—	—					—
Accumulated other comprehensive income (loss):
Pension plan, net of taxes							367	367
Foreign currency, net of taxes							(210)	(210)
Net loss						(6,300)		(6,300)
Balance at November 3, 2018	62,209	$622	$309,338	(12,755)	$(92,658)	$(145,585)	$(6,086)	$65,631

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION XL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	November 3, 2018	October 28, 2017
	(Fiscal 2018)	(Fiscal 2017)
Cash flows from operating activities:
Net loss	$(6,300)	$(15,502)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Amortization of deferred gain on sale-leaseback	(1,099)	(1,099)
Amortization of deferred debt issuance costs	136	206
Write-off of deferred debt issuance costs	186	—
Depreciation and amortization	21,867	23,337
Impairment of assets	—	1,718
Stock compensation expense	1,094	1,306
Board of Directors stock compensation	449	421

Changes in operating assets and liabilities:
Accounts receivable	1,608	2,882
Inventories	(13,039)	(2,432)
Prepaid expenses and other current assets	(1,348)	(2,930)
Other assets	169	(151)
Accounts payable	(4,270)	1,492
Deferred rent and lease incentives	(2,780)	654
Accrued expenses and other liabilities	2,054	(4,654)
Net cash (used for) provided by operating activities	(1,273)	5,248

Cash flows from investing activities:
Additions to property and equipment, net	(9,842)	(18,429)
Net cash used for investing activities	(9,842)	(18,429)

Cash flows from financing activities:
Repurchase of common stock	—	(4,681)
Costs associated with new credit facility	(553)	—
Proceeds from the issuance of long-term debt	15,000	—
Principal payments on long-term debt	(12,251)	(5,930)
Net borrowings under credit facility	10,069	24,011
Tax withholdings paid related to net share settlements of RSUs	(136)	-
Net cash provided by financing activities	12,129	13,400
Net increase in cash and cash equivalents	1,014	219
Cash and cash equivalents:
Beginning of period	5,362	5,572
End of period	$6,376	$5,791

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

Reclassification

In the second quarter of fiscal 2017, the Company incurred an impairment charge of $1.7 million for the write-off of certain store assets. This amount was previously included in “Depreciation and Amortization” in the Consolidated Statements of Operations for the first nine months of fiscal 2017 but was reclassified to “Impairment of Assets” in the Consolidated Statement of Operations for the fiscal year ended February 3, 2018. The prior year comparison in the Consolidated Statements of Operations for the first nine months of fiscal 2018 reflect this reclassification.

For the first nine months of fiscal 2018, the Company has reclassified $190,228 in costs, incurred in the first quarter of fiscal 2018, to “Corporate Restructuring and CEO Transition Costs.” These costs were initially reported in “Selling, General and Administrative” expenses for the first quarter and first six months of fiscal 2018.

Intangibles

At November 3, 2018, the “Casual Male” trademark had a carrying value of $0.1 million and is considered a definite-lived asset. The Company is amortizing the remaining carrying value on an accelerated basis, consistent with projected cash flows through fiscal 2018, its estimated remaining useful life.

The Company’s “Rochester” trademark is considered an indefinite-lived intangible asset and has a carrying value of $1.5 million. During the nine months ended November 3, 2018, no event or circumstance occurred which would cause a reduction in the fair value of the Company’s reporting units, requiring interim testing of the Company’s “Rochester” trademark.

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

The fair value of long-term debt is classified within Level 2 of the valuation hierarchy. At November 3, 2018, the fair value approximated the carrying amount based upon terms available to the Company for borrowings with similar arrangements and remaining maturities.

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

Accumulated Other Comprehensive Income (Loss) - (“AOCI”)

Other comprehensive income (loss) includes amounts related to foreign currency and pension plans and is reported in the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income (loss) and reclassifications from AOCI for the three and nine months ended November 3, 2018 and October 28, 2017, respectively, were as follows:

	November 3, 2018			October 28, 2017
For the three months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of the quarter	$(5,595)	$(604)	$(6,199)	$(4,816)	$(565)	$(5,381)

Other comprehensive income (loss) before reclassifications, net of taxes	58	(9)	49	43	(52)	(9)

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	64	—	64	167	—	167

Other comprehensive income (loss) for the period	122	(9)	113	210	(52)	158

Balance at end of quarter	$(5,473)	$(613)	$(6,086)	$(4,606)	$(617)	$(5,223)

	November 3, 2018			October 28, 2017
For the nine months ended:	(in thousands)
	Pension Plans	Foreign Currency	Total	Pension Plans	Foreign Currency	Total
Balance at beginning of fiscal year	$(5,840)	$(403)	$(6,243)	$(5,237)	$(781)	$(6,018)

Other comprehensive income (loss) before reclassifications, net of taxes	173	(210)	(37)	128	164	292

Amounts reclassified from accumulated other comprehensive income, net of taxes (1)	194	—	194	503	—	503

Other comprehensive income (loss) for the period	367	(210)	157	631	164	795

Balance at end of quarter	$(5,473)	$(613)	$(6,086)	$(4,606)	$(617)	$(5,223)

(1)

Includes the amortization of the unrecognized loss on pension plans, which was charged to “Selling, General and Administrative” Expense on the Consolidated Statements of Operations for all periods presented. The amortization of the unrecognized loss, before tax, was $87,000 and $264,000 for the three and nine months ended November 3, 2018, respectively, and $167,000 and $503,000 for the three and nine months ended October 28, 2017, respectively. The tax effect for the three and nine months ended November 3, 2018 was $23,000 and $70,000, respectively.  There was no tax effect for the three and nine months ended October 28, 2017.

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

There was no material impairment of long-lived assets in the third quarter and first nine months of fiscal 2018.  In the second quarter of fiscal 2017, the Company recorded an impairment charge of $1.7 million related to the write-down of property and equipment, which is included in the results for the first nine months of fiscal 2017.

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

The Company will adopt the standard in the first quarter of fiscal 2019 by not restating comparative periods and recognizing a cumulative-effect adjustment to the opening balance sheet of retained earnings in accordance with ASU 2018-11.  The Company has implemented its leasing software solution to enable compliance with accounting and disclosure requirements.  The Company is continuing to identify necessary changes to its business processes and controls to support adoption of the new standard. While we are still in the process of quantifying the impact, we expect the adoption of the new standard to result in a material gross-up of our Consolidated Balance Sheets as a result of recognizing lease liabilities and right of use assets, which will be subject to long-lived asset impairment testing under ASC 360. The Company does not expect the adoption of the new standard to have a material impact on its results of operations or liquidity.  The Company plans to elect the lessee non-lease component separation practical expedient, which permits the Company to not separate non-lease components from the lease components to which they relate. The Company expects to make an accounting policy election that will keep certain leases with a term of 12 months or less off the balance sheet and result in recognizing those lease payments on a straight-line basis over the lease term. As the Company’s leases do not provide an implicit rate, it plans to use its incremental borrowing rate based on information available at commencement date to determine the present value of future payments.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments in this update allow a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects. The amendments in this update are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this pronouncement will have on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” This guidance modifies the disclosure requirements on fair value measurements in Topic 820 by removing disclosures regarding transfers between Level 1 and Level 2 of the fair value hierarchy, by modifying the measurement uncertainty disclosure, and by requiring additional disclosures for Level 3 fair value measurements, among others. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact this pronouncement will have on its Consolidated Financial Statements.

No other new accounting pronouncements, issued or effective during the first nine months of fiscal 2018, have had or are expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

The Company operates as a retailer of big & tall men’s apparel, which includes both retail stores and a direct business.  Revenue is recognized by the operating segment that initiates a customer’s order.  Store sales are defined as sales that originate and are fulfilled directly at the store level.  Direct sales are defined as sales that originate online, including those initiated online at the store level. Generally, all revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration in exchange for those goods. Sales tax collected from customers and remitted to taxing authorities is excluded from revenue and is included as part of accrued expenses on the Consolidated Balance Sheets.

̶	Revenue from the Company’s retail store operations is recorded upon purchase of merchandise by customers, net of an allowance for sales returns, which is estimated based upon historical experience.
̶	Revenue from the Company’s direct operations is recognized at the time a customer order is delivered, net of an allowance for sales returns, which is estimated based upon historical experience.

Unredeemed Loyalty Coupons. The Company offers a free loyalty program to its customers for which points accumulate based on the purchase of merchandise.  Over 90% of the Company’s customers participate in the loyalty program. Under ASC 606, these loyalty points provide the customer with a material right and a distinct performance obligation with revenue deferred and recognized when the points are expected to redeem or expire.  The cycle of earning and redeeming loyalty points is generally under one year in duration.  The loyalty accrual, net of breakage, was $1.2 million and $0.6 million at November 3, 2018 and February 3, 2018, respectively.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers. Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Based on historical redemption patterns, the Company can reasonably estimate the amount of gift cards, gift certificates, and credit vouchers for which redemption is remote, which is referred to as "breakage".  Breakage is recognized over two years in proportion to historical redemption trends and is recorded as sales in the Consolidated Statements of Operations. The gift card liability, net of breakage, was $1.2 million and $2.2 million at November 3, 2018 and February 3, 2018, respectively.

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

	For the Three Months Ended				For the Nine Months Ended
(in thousands)	November 3, 2018		October 28, 2017		November 3, 2018		October 28, 2017
Retail sales	$85,478	79.8%	$82,804	79.8%	$272,834	79.6%	$265,739	79.9%
Direct sales	21,591	20.2%	20,896	20.2%	69,772	20.4%	66,715	20.1%
Total sales	$107,069		$103,700		$342,606		$332,454

3. Debt

Credit Agreement with Bank of America, N.A.

On May 24, 2018, the Company entered into the Seventh Amended and Restated Credit Agreement with Bank of America, N.A., as agent, providing for a secured $140.0 million credit facility (the “New Credit Facility”).  The New Credit Facility replaced the Company’s existing credit facility with Bank of America.

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

At November 3, 2018, the Company had outstanding borrowings under the Revolving Facility of $57.7 million, before unamortized debt issuance costs of $0.4 million. Outstanding standby letters of credit were $2.9 million and outstanding documentary letters of credit were $2.3 million. Unused excess availability at November 3, 2018 was $45.4 million. Average monthly borrowings outstanding under the previous credit facility and new Revolving Facility during the first nine months of fiscal 2018 were $56.3 million, resulting in an average unused excess availability of approximately $33.6 million.

The Company is also subject to an unused line fee of 0.25%. In connection with the New Credit Facility, the Company wrote-off $0.1 million of unamortized debt issuance costs. At November 3, 2018, the Company’s prime-based interest rate was 5.50%. At November 3, 2018, the Company had approximately $52.0 million of its outstanding borrowings in LIBOR-based contracts with an interest rate of 3.50%. The LIBOR-based contracts expired on November 7, 2018. When a LIBOR-based borrowing expires, the borrowings revert back to prime-based borrowings unless the Company enters into a new LIBOR-based borrowing arrangement.

The fair value of the amount outstanding under the Revolving Facility at November 3, 2018 approximated the carrying value.

Long-Term Debt

Components of long-term debt are as follows:

(in thousands)	November 3, 2018	February 3, 2018
FILO loan	$15,000	$—
Equipment financing notes	—	501
Term loan, due 2019	—	11,750
Less: unamortized debt issuance costs	(257)	(190)
Total long-term debt	14,743	12,061
Less: current portion of long-term debt	—	1,392
Long-term debt, net of current portion	$14,743	$10,669

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

Borrowings made under the FILO Facility will bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 1.75% or 2.00% or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 2.75% or 3.00%.  At November 3, 2018, the outstanding balance of $15.0 million was in a 2-month LIBOR-based contract with an interest rate of 5.07%.  The LIBOR-based contract will expire on December 9, 2018. When a LIBOR-based borrowing expires, the Company can enter into a new LIBOR-based borrowing arrangement.

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

Term Loan

On October 30, 2014, the Company entered into a term loan agreement with respect to a new $15.0 million senior secured term loan facility with Wells Fargo Bank, National Association as administrative and collateral agent (the “Term Loan Facility”). The effective date of the Term Loan Facility was October 29, 2014 (the “Effective Date”). In connection with the New Credit Facility, discussed above, on May 24, 2018 this Term Loan Facility was repaid in full, without penalty. In connection with the repayment, the Company wrote-off approximately $0.1 million in unamortized debt issuance costs associated with this Term Loan Facility.

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

2-Year Performance Periods

Under the Company’s First Amended and Restated Long Term Incentive Plan (“LTIP”), for fiscal 2016 and fiscal 2017 the Compensation Committee established performance targets which cover a two-year performance period (each a “Performance Period”), thereby creating overlapping Performance Periods.  Each participant in the plan is entitled to receive an award based on that participant’s “Target Cash Value” which is defined as the participant’s annual base salary (on the participant’s effective date) multiplied by his or her LTIP percentage, which was 100% for the Company’s Chief Executive Officer, 70% for senior executives and 25% for other participants in the plan.  Effective October 22, 2018, the LTIP percentage for its vice president managing director level was increased from 25% to 50%. Because of the overlapping two-year Performance Periods, the Target Cash Value for any award is based on one year of annual salary. All awards granted under both the 2016-2017 LTIP and 2017-2018 LTIP were in restricted stock units (RSUs).

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

For the 2016-2017 Performance Period, the Company achieved 54.4% of its “DXL Comparable Store Marginal Cash-Over-Cash Return” target, defined as the aggregate of each comparable DXL store’s four-wall cash flow for fiscal 2017 divided by the aggregate capital investment, net of any tenant allowance, for each comparable DXL store.  The minimum threshold for the EBITDA target was not achieved.  EBITDA is defined as earnings before interest, taxes, depreciation and amortization.  Accordingly, subsequent to the end of fiscal 2017, in the first quarter of fiscal 2018, the Compensation Committee of the Board of Directors approved a 27.2% payout resulting in awards totaling $0.5 million, with a grant date of April 2, 2018.  On that date, the Company granted 265,749 RSUs, which vested on August 31, 2018.

On April 2, 2018, in conjunction with the grant of the RSUs, the Company reclassified $0.4 million of the liability accrual from “Accrued expenses and other current liabilities” to “Additional paid-in capital.” See the Consolidated Statement of Changes in Stockholders’ Equity.

For the 2017-2018 Performance Period, the Compensation Committee established two performance targets under the LTIP (the “2017-2018 LTIP”), as follows:

•	Total Company Comparable Sales measured based on a two-year stack, which is the sum of the Total Company Comparable Sales for fiscal 2017 and fiscal 2018 (weighted 50%).
•	Modified ROIC, which is defined as Operating Income divided by Invested Capital (Total Debt plus Stockholders’ Equity) (weighted 50%).

Assuming that the Company achieves the performance target at target levels and all time-vested awards vest, the compensation expense associated with the 2017-2018 LTIP is estimated to be approximately $4.0 million.  Approximately half of the compensation expense relates to the time-vested RSUs, which is being expensed over thirty-six months, based on the respective vesting dates. Through the end of the first nine months of fiscal 2018, no accrual has been made for performance awards under the 2017-2018 LTIP.

3-Year Performance Period

In June 2018, the Company amended its LTIP by executing the Second Amended and Restated LTIP, as further amended in October 2018 (the “Amended LTIP”), which among other things, extends the performance period for awards to three years, beginning with grants in fiscal 2018. For each participant, 50% of the Target Cash Value is subject to time-based vesting and 50% is subject to performance-based vesting.  The time-vested portion of the award vests in four installments with the first 25% vesting on the later of April 1 following the grant date or one-year from the date of grant.  Each of the remaining three tranches will vest on April 1, 2020, April 1, 2021 and April 1, 2022.  The performance-based vesting is subject to the achievement of the performance target(s) for the applicable Performance Period. Awards for any achievement of performance targets would not be granted until the performance targets are achieved and would then be subject to additional vesting through August 31 following the end of the applicable Performance Period.

On October 24, 2018, the Compensation Committee established two performance targets for the 2018-2020 Performance Period under the Amended LTIP (the “2018-2020 LTIP”) as follows:

•	Three-Year Average Adjusted EBITDA Margin (weighted 75%).
•

Three-Year Relative Total Shareholder Return of the Company as compared to its 2018 disclosed peer group (weighted 25%). The three-year relative total shareholder return will be calculated as the percentage change in the 30-day trailing volume weighted average closing stock price at February 2, 2018 and January 29, 2021, adjusted for any dividends received.  An award at target will be earned if the Company’s performance falls within the second quartile among its peer group, with an award payout at maximum for the top quartile, an award payout at threshold for the third quartile and no payout if the Company’s results are in the fourth quartile.

Assuming that the Company achieves the performance target at target levels and all time-vested awards vest, the compensation expense associated with the 2018-2020 LTIP is estimated to be approximately $4.1 million.  Approximately half of the compensation expense relates to the time-vested RSUs, which is being expensed straight-line over forty-one months. Through the end of the first nine months of fiscal 2018, no accrual has been made for performance awards under the 2018-2020 LTIP.

5. Stock-Based Compensation

The Company has one active stock-based compensation plan: the 2016 Incentive Compensation Plan (the “2016 Plan”). The initial share reserve under the 2016 Plan was 5,725,538 shares of our common stock. A grant of a stock option award or stock appreciation right will reduce the outstanding reserve on a one-for-one basis, meaning one share for every share granted. A grant of a full-value award, including, but not limited to, restricted stock, restricted stock units and deferred stock, will reduce the outstanding reserve by a fixed ratio of 1.9 shares for every share granted. At November 3, 2018, the Company had 4,576,630 shares available under the 2016 Plan.

In accordance with the terms of the 2016 Plan, any shares outstanding under the previous 2006 Incentive Compensation Plan (the “2006 Plan”) at August 4, 2016 that subsequently terminate, expire or are canceled for any reason without having been exercised or paid are added back and become available for issuance under the 2016 Plan, with stock options being added back on a one-for-one basis and full-value awards being added back on a 1 to 1.9 basis. At November 3, 2018, there are 804,782 stock options and 128,408 full-value awards that remain outstanding under the 2006 Plan.

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

The following tables summarize the share activity and stock option activity for the Company’s 2006 Plan and 2016 Plan, on a combined basis, for the first nine months of fiscal 2018:

	Restricted shares	Restricted stock units (1)	Deferred shares (2)	Fully-vested shares (3)	Total number of shares	Weighted-average grant-date fair value (4)
Shares
Outstanding non-vested shares at beginning of year	36,666	1,048,552	115,457	—	1,200,675	$3.43
Shares granted	30,000	1,050,650	82,289	105,645	1,268,584	$2.48
Shares vested/issued	(3,333)	(627,220)	(7,708)	(105,645)	(743,906)	$2.98
Shares canceled	(33,333)	(91,747)	—	—	(125,080)	$2.84
Outstanding non-vested shares at end of quarter	30,000	1,380,235	190,038	—	1,600,273	$2.93

(1)

RSUs were primarily granted in connection with the partial achievement of performance targets under the 2016-2017 LTIP and time-based awards under the 2018-2020 LTIP, see Note 4, Long-Term Incentive Plans. As a result of net share settlement, of the 627,220 RSUs which vested during the first nine months of fiscal 2018, only 573,094 shares of common stock were issued.

(2)

The 82,289 shares of deferred stock, with a fair value of $162,984, represent compensation to certain directors in lieu of cash, in accordance with their irrevocable elections.  The shares of deferred stock will vest three years from the date of grant or at separation of service, based on the irrevocable election of each director.

(3)

During the first nine months of fiscal 2018, the Company granted 105,645 shares of stock, with a fair value of approximately $204,475, to certain directors as compensation in lieu of cash, in accordance with their irrevocable elections. Directors are required to elect 50% of their quarterly retainer in equity.  Any shares in excess of the minimum required election are issued from the Company’s Third Amended and Restated Non-Employee Director Compensation Plan (“Non-Employee Director Compensation Plan”).

(4)	The fair value of a restricted share, deferred share and fully-vested share is equal to the Company’s closing stock price on the day immediately preceding the date of grant.

	Number of shares	Weighted-average exercise price per option	Weighted-average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding options at beginning of year	1,195,910	$4.80		$21,750
Options granted	153,888	$2.48		—
Options expired and canceled	(366,626)	$4.73		2,000
Options exercised	—	—		—
Outstanding options at end of quarter	983,172	$4.49	5.1 years	$144,396
Options exercisable at end of quarter	829,284	$4.87	4.3 years	$26,308

Valuation Assumptions

For the first nine months of fiscal 2018, the Company granted 153,888 stock options, 30,000 shares of restricted stock, 1,050,650 RSUs and 82,289 shares of deferred stock. For the first nine months of fiscal 2017, the Company granted 30,000 stock options, 484,558 shares of restricted stock, 804,701 RSUs and 74,968 shares of deferred stock.

Unless otherwise specified by the Compensation Committee, RSUs, restricted stock and deferred stock are valued using the closing price of the Company’s common stock on the day immediately preceding the date of grant.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for grants for the first nine months of fiscal 2018 and fiscal 2017, respectively:

	For the nine months ended
	November 3, 2018	October 28, 2017
Expected volatility	48.9% - 57.1%	49.9%
Risk-free interest rate	2.55% - 2.63%	1.44%
Expected life	3.0 - 4.5 yrs.	3.0 yrs
Dividend rate	-	—

Non-Employee Director Compensation Plan

The Company granted 40,309 shares of common stock, with a fair value of approximately $81,081, to certain of its non-employee directors as compensation in lieu of cash in the first nine months of fiscal 2018.

Stock Compensation Expense

The Company recognized total stock-based compensation expense of $1.1 million and $1.3 million for the first nine months of fiscal 2018 and fiscal 2017, respectively. The total compensation cost related to time-vested stock options, restricted stock and RSU awards not yet recognized as of November 3, 2018 was approximately $2.9 million, net of estimated forfeitures, which will be expensed over a weighted average remaining life of 34 months.

6. Earnings per Share

The following table provides a reconciliation of the number of shares outstanding for basic and diluted earnings per share:

	For the three months ended		For the nine months ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
(in thousands)
Common stock outstanding:
Basic weighted average common shares outstanding	49,352	48,607	49,068	48,966
Common stock equivalents – stock options and restricted stock (1)	—	—	—	—
Diluted weighted average common shares outstanding	49,352	48,607	49,068	48,966

(1)

Common stock equivalents of 581 shares and 92 shares for the three months ended November 3, 2018 and October 28, 2017, respectively, and 494 shares and 67 shares for the nine months ended November 3, 2018 and October 28, 2017, respectively, were excluded due to the net loss.

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

	For the three months ended		For the nine months ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
(in thousands, except exercise prices)
Stock options	963	1,295	963	1,295
Restricted stock units	754	1,106	786	1,109
Restricted and deferred stock	24	54	57	78
Range of exercise prices of such options	$2.25 - $7.02	$1.85 - $7.02	$2.25- $7.02	$1.85 - $7.02

The above options, which were outstanding at November 3, 2018, expire from March 19, 2020 to June 29, 2028.

Shares of unvested time-based restricted stock of 30,000 at November 3, 2018 and 53,333 shares at October 28, 2017 were excluded from the computation of basic earnings per share and will continue to be excluded until such shares vest.

The 30,000 shares of restricted stock outstanding at November 3, 2018 are considered issued and outstanding. Each share of restricted stock has all of the rights of a holder of the Company’s common stock, including, but not limited to, the right to vote and the right to receive dividends, which rights are forfeited if the restricted stock is forfeited.

7. Income Taxes

At November 3, 2018, the Company had total deferred tax assets of approximately $52.5 million, total deferred tax liabilities of $4.0 million and a corresponding valuation allowance of $48.5 million.

Since the end of fiscal 2014, the Company has had a full valuation allowance against its net deferred tax assets.  While the Company has projected it will return to profitability, generate taxable income and ultimately emerge from a three-year cumulative loss, based on the Company’s forecast for fiscal 2018, the Company believes that a full valuation allowance remains appropriate at this time.

As of November 3, 2018, for federal income tax purposes, the Company has net operating loss carryforwards of $141.4 million, which will expire from 2022 through 2036 and net operating loss carryforwards of $16.9 million that are not subject to expiration.  For state income tax purposes, the Company has $89.3 million of net operating losses that are available to offset future taxable income.  Additionally, the Company has $2.8 million of net operating loss carryforwards related to the Company’s operations in Canada.

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

As of February 4, 2018, the Company is calculating its tax provision based on the newly enacted U.S. statutory rate of 21%. The tax benefit for the third quarter and first nine months of fiscal 2018 included a tax expense of $45,000 and $92,000 in other comprehensive income (loss), which resulted in a tax benefit on the Consolidated Statement of Operations related to the corresponding decrease in valuation allowance, partially offset by a tax expense for certain states’ margin tax.  The tax provision for the nine months of fiscal 2017 primarily represented certain states’ margin tax.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Pursuant to Topic 740, “Income Taxes”, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. The unrecognized tax benefit at November 3, 2018 was $2.0 million. This amount is directly associated with a prior year tax position related to exiting the Company’s direct business in Europe. The amount of unrecognized tax benefit has been presented as a reduction in the reported amounts of its federal and state net operating loss carryforwards. It is the Company’s policy to record interest and penalties on unrecognized tax benefits as income taxes; however, no penalties or interest have been accrued on this liability because the carryforwards have not yet been utilized.

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

The Company incurred an aggregate charge of approximately $1.9 million, of which $0.3 million was incurred in the third quarter of fiscal 2018, for employee severance and one-time termination benefits, as well as other employee-related costs associated with the

Restructuring. Approximately $1.5 million of the $1.9 million will be cash expenditures. At November 3, 2018, the Company has an accrued liability related to the restructuring of $0.3 million.

9. CEO Search and Transition Costs

Pursuant to the terms of the Transition Agreement between the Company and Mr. Levin dated March 20, 2018, as amended (the “Transition Agreement”), Mr. Levin is expected to resign as an officer and director of the Company on January 1, 2019, at which time he will be entitled to receive his base salary, AIP bonus and LTIP compensation over the following twelve months.

On November 27, 2018, subsequent to the end of the third quarter of fiscal 2018, the Company entered into a letter agreement with Mr. Levin (the “Letter Agreement”).  The Letter Agreement is a supplement to the Transition Agreement between the Company and Mr. Levin, and sets forth Mr. Levin’s initial transition duties and consulting activities that he will be required to perform under the terms of the Transition Agreement in the event that the Company does not appoint a successor CEO by December 31, 2018 and, pursuant to the terms of the Transition Agreement, Mr. Levin resigns as President and Chief Executive Officer and as a Director of the Company on January 1, 2019.

In accordance with the terms of the Letter Agreement, effective January 1, 2019, if no successor CEO has been appointed by December 31, 2018, Mr. Levin will begin serving as the Company’s acting CEO and, as such, its principal executive officer (collectively, “Acting CEO”) through the earliest of: (i) April 30, 2019 (subject to an extension by the Company on the same terms through no later than June 30, 2019); (ii) the date that a successor CEO commences employment or (iii) termination of his employment by the Company.  As compensation, Mr. Levin will receive $200,000 per month but in no event less than $800,000.

During the third quarter and first nine months of fiscal 2018, the Company incurred costs of approximately $0.4 million and $0.6 million, respectively, primarily related to the CEO search.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well, and include statements regarding our expectations with respect to CEO transition costs, CEO search process, cash flows, gross profit margins, merchandise margins, marketing costs, restructuring charges, selling, general and administrative expenses, store counts, inventory levels, capital expenditures, borrowings, interest costs, sales and earnings for fiscal 2018, the expected impact of investments in marketing on 2018 sales and longer term impact on customer acquisition and brand awareness, anticipated savings from our corporate restructuring, and the anticipated number of store openings and closings in fiscal 2018. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. The forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report and our audited consolidated financial statements for the year ended February 3, 2018, included in our Annual Report on Form 10-K for the year ended February 3, 2018, as filed with the Securities and Exchange Commission on March 23, 2018 (our “Fiscal 2017 Annual Report”).

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

BUSINESS SUMMARY

Destination XL Group, Inc., together with our consolidated subsidiaries (the “Company”), is the largest specialty retailer of big & tall men’s apparel with retail and direct operations in the United States, Canada and London, England.  We operate under the trade names of Destination XL®, DXL®, DXL Outlets, Casual Male XL®, Casual Male XL Outlets and Rochester Clothing. At November 3, 2018, we operated 216 Destination XL stores, 15 DXL outlet stores, 67 Casual Male XL retail stores, 30 Casual Male XL outlet stores and 5 Rochester Clothing stores. Our e-commerce site, DestinationXL.com, supports our stores, brands and product extensions.

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

RESULTS OF OPERATIONS

The following is a summary of results for the third quarter and first nine months of fiscal 2018 as compared to the prior year’s third quarter and first nine months, including adjusted EBITDA and adjusted net loss, which are non-GAAP measures. Please see “Non-GAAP Financial Measures” below for reconciliations of these non-GAAP measures.

	For the three months ended		For the nine months ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
(in millions, except per share data)
Net loss	$(2.0)	$(5.7)	$(6.3)	$(15.5)
Adjusted EBITDA (Non-GAAP basis)	$6.6	$2.8	$20.7	$12.1

Per diluted share:
Net loss	$(0.04)	$(0.12)	$(0.13)	$(0.32)
Adjusted net loss (Non-GAAP basis)	$(0.02)	$(0.09)	$(0.06)	$(0.21)

Executive Summary

During the third quarter of fiscal 2018, we continued to see solid growth in our comparable sales base, while maintaining a healthy gross margin, and cost savings in our SG&A(selling, general and administrative) expenses.  As a result, our net loss for the third quarter of fiscal 2018 was $(0.04) per diluted share, an $(0.08) improvement from the net loss of $(0.12) for the third quarter of fiscal 2017.  For the first nine months of fiscal 2018, our adjusted EBITDA more than doubled to $6.6 million, from $2.8 million for the same period of the prior year. As a result of our performance year to date, we are updating our guidance for 2018, which we discuss in detail below.

We have seen a consistent improvement in sales since the fourth quarter of fiscal 2017, with a comparable sales increase in the third quarter of fiscal 2018 of 3.4%, or $3.4 million.  We saw positive sales growth across all regions, with particularly strong comparable sales in the Northeast and Southeast regions.  Our results were driven by productivity in stores, with improved store traffic and strong conversion rates, and growth in our direct business. During the third quarter, we launched our new website, which offers a cleaner look and feel, with easier navigation, updated site functionality and streamlined checkout. Visually, the updated website provides a stronger showcase for our brands and product offerings, which we believe will resonate better with our customers.  On a trailing 12-month basis, our direct business represented 21.2% of our total sales at the end of the third quarter of fiscal 2018, as compared to 20.8% at the end of the third quarter of fiscal 2017.

Our reduced SG&A costs, primarily related to payroll cost savings, also contributed to the improvement in earnings.  As discussed in more detail below, in the second quarter we initiated a corporate restructuring to accelerate our path to profitability, including a corporate workforce reduction of approximately 15%.  Given that our transformation to the DXL concept is essentially complete, we are intently focused on improving our adjusted EBITDA margin, as a percentage of total sales.  Our current strategy includes growing our brand and better expense management. The corporate restructuring aligns us with those objectives.

We also remain focused on improving our liquidity and reducing our debt levels.  Last quarter, we amended our credit facility with Bank of America, N.A., which extended the maturity date of the facility from October 2019 to May 2023.  We  also reduced our borrowing rates under the revolving facility by 25 basis points and added a $15.0 million “first in last out” (FILO) facility at a substantially lower borrowing rate than our previous term loan facility. At the end of the third quarter of fiscal 2018, we have reduced our total debt outstanding by $9.4 million to $72.0 million from $81.4 million at the end of the third quarter of fiscal 2017.

Corporate Restructuring

As mentioned above, in May 2018, we executed a restructuring plan (“Restructuring”) to accelerate the Company's path to profitability by better aligning its expense structure with its revenues.  We eliminated 56 positions, which represented approximately 15% of our corporate work force, or 2% of our total work force. On May 16, 2018, 36 employees were notified of their termination with the remaining 20 positions representing open positions that will not be filled. In connection with the Restructuring, we incurred an aggregate charge of $1.9 million for employee severance and one-time termination benefits, as well as other employee-related costs associated with the Restructuring.  Of the total charge of $1.9 million, $0.3 million was recorded in the third quarter of fiscal 2018.  Approximately $1.5 million of the $1.9 million was cash expenditures.

As a result of this Restructuring, we expect to realize savings of approximately $5.6 million in SG&A expenses in fiscal 2018, which is reflected in our fiscal 2018 earnings expectations.  The $5.6 million in savings primarily related to corporate payroll, travel, benefits and non-essential project expenses, with expected annualized savings of approximately $10.3 million.  Of the $10.3 million, we expect $6.6 million to come from corporate staffing changes, $2.0 million from changes to defined contribution plans and $1.7 million from other non-essential general and administrative costs.

Marketing Campaign ~ Fall 2018

Our “Built XL” advertising campaign emphasizes fit, expertise, clothing brands, in-store experience, and one-stop shopping.  We are highlighting our key differentiators and working to make an emotional connection with our core consumer. In our Spring campaign, we reduced the number of weeks as compared to fiscal 2017, but we saw a strong increase in store and web traffic once our Spring campaign launched.  We were pleased with the reaction to this campaign and its effect on our overall brand awareness.

Our Fall/Holiday campaign, which launched in late November, is a continuation of the Spring “Built XL” advertising campaign.  Radio advertising began the week of Thanksgiving with a television ad starting after the Thanksgiving holiday, consistent with last year’s marketing campaign.

In addition to the media campaign, we will also be increasing the circulation of our direct mail campaign and strengthening offers under our loyalty program. This holiday season, we will also be testing a holiday catalog to our top customers which will highlight current fashion and product offerings.

CEO Search and Transition Costs

On March 23, 2018, the Company announced Mr. Levin’s plan to retire on December 31, 2018, and the engagement of Heidrick & Struggles International Inc. to lead a search process to identify a successor for Mr. Levin.  That search process was terminated on October 1, 2018.  On November 26, 2018, the Company engaged Russell Reynolds Associates to lead a new CEO search process, which we expect to be completed by the end of the first quarter of fiscal 2019.

Pursuant to the terms of the Transition Agreement between the Company and Mr. Levin dated March 20, 2018, as amended (the “Transition Agreement”), Mr. Levin is expected to resign as an officer and director of the Company on January 1, 2019, at which time he will be entitled to receive his base salary, AIP bonus and LTIP compensation over the following twelve months.

On November 27, 2018, the Company entered into a letter agreement with Mr. Levin, whereby, if no successor CEO has been appointed by December 31, 2018, Mr. Levin will assume the role of Acting CEO from January 1, 2019 through April 30, 2019, unless such agreement is extended by the Board of Directors through June 30, 2019. In connection with assuming this role, Mr. Levin will receive additional compensation of $200,000 per month, but in no event less than $800,000.

The Company expects to incur an aggregate charge of approximately $2.1 million for CEO transition costs in fiscal 2018, related primarily to expenses incurred pursuant to the Transition Agreement and the CEO search.  During the third quarter and first nine months of fiscal 2018, the Company incurred costs of approximately $0.4 million and $0.6 million, respectively, related primarily to the CEO search.

The Company expects to incur additional charges in fiscal 2019 of approximately $0.4 million for CEO search costs and approximately $1.2 million, assuming target, of future cash payments that Mr. Levin may be entitled to under existing performance plans, if and when such targets are achieved.

Fiscal 2018 Outlook

Based on the positive sales trend that we have experienced for the first nine months of fiscal 2018, we are updating our earnings guidance for fiscal 2018. As discussed above, the Company expects to incur an aggregate charge of $2.1 million of CEO transition costs in fiscal 2018, a decrease from our previous disclosure of $4.2 million.

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

Our revised guidance for fiscal 2018 is as follows:

•

Sales of $470.0 million to $474.0 million, with a total comparable sales increase of 2.5% to 3.5% (an increase from our previous guidance of $462.0 million to $472.0 million, with a total company comparable sales increase of approximately 1.0% to 3.0%).

•	Gross margin rate of approximately 44.9% (an increase from our previous guidance of 44.5%).

•

Net loss, on a GAAP basis, of $(9.8) to $(12.8) million, or $(0.20) to $(0.26) per diluted share (an improvement from our previous guidance of $(13.2) million to $(18.2) million, or $(0.27) to $(0.37) per diluted share).  This improvement includes the reduced estimate of costs to be incurred in fiscal 2018 related to the CEO transition.

•

Adjusted net loss of $(0.08) to $(0.13) per diluted share (an improvement from our previous guidance of $(0.11) to $(0.18) per diluted share).  Because we expect to continue providing a full valuation allowance against our deferred tax assets, we do not expect to recognize any income tax benefit in fiscal 2018. This non-GAAP adjusted net loss was calculated, before Restructuring charges and CEO transition costs and assumes a tax rate benefit of 26%.

•

EBITDA adjusted for the Restructuring charges and CEO transition costs (“adjusted EBITDA”), of $24.0 million to $27.0 million (an increase from our previous guidance of $20.0 million to $25.0 million).

•

Capital expenditures of approximately $12.5 million, $1.8 million of which will be for new and remodeled stores to the DXL format and $10.7 million for digital and infrastructure projects, partially offset by approximately $1.1 million in tenant allowances (an increase from our previous guidance of $11.4 million, which consisted of $2.1 million for new and remodeled DXL stores and $9.3 million for digital and infrastructure projects).  We expect to fund our capital expenditures from our operating cash flow.

•

At the end of fiscal 2018, we expect cash flow from operating activities of $22.5 million to $26.5 million, including tenant allowances (an increase from 20.5 million to $26.5 million). This improvement is due to the increase in EBITDA guidance offset by an anticipated decrease in working capital for the acceleration of inventory receipts at the end of fiscal 2018. As a result, we expect free cash flow after all capital expenditures of approximately $10.0 million to $14.0 million (a change from our previous guidance of $9.1 million to $15.1 million)(inclusive of costs associated with restructuring and CEO transition).

Financial Summary

Sales

	Third Quarter	First Nine Months
	(in millions)
Sales for fiscal 2017	$103.7	$332.5
Less 2017 sales for stores that have closed /converted	(1.7)	(6.5)
Adjustment to sales for the shift in calendar weeks	0.7	2.0
	$102.7	$328.0

Increase in comparable sales	3.4	9.5
Non-comparable sales, primarily DXL stores open less than 13 months	0.7	5.8
Other, net	0.3	(0.7)
Sales for fiscal 2018	$107.1	$342.6

Total sales for the third quarter of fiscal 2018 increased 3.2% to $107.1 million from $103.7 million from the third quarter of fiscal 2017.  The increase of $3.4 million in total sales was due to a comparable sales increase of 3.4%, or $3.4 million, an increase of $0.7 million in non-comparable sales from DXL stores open less than 13 months, a $0.7 million shift in calendar weeks due to the 53rd week in fiscal 2017 and other revenue of $0.3 million.  These increases were partially offset by closed stores of $1.7 million.

For the first nine months of fiscal 2018, total sales increased 3.1% to $342.6 million from $332.5 million for the first nine months of fiscal 2017.  The increase of $10.2 million was primarily due to a comparable sales increase of 3.0%, or $9.5 million, non-comparable sales of $5.8 million and $2.0 million as a result of the shift in calendar weeks.  These increases were offset by the closed stores of $6.5 million and a decrease in other revenues of $0.7 million.

Our focus in fiscal 2018 is on achieving topline growth through customer acquisition, customer retention, and customer re-activation, and capturing a greater share of wallet by providing a great guest experience wherever our target customer decides to shop, whether in our stores or online. During the third quarter of fiscal 2018, we launched our updated website, which enhances our digital presence and provides our customers with improved functionality.  Our goal is to increase touchpoints across all of our e-commerce platforms with the objective of growing and retaining our customer base.  On a trailing twelve-month basis, direct sales as a percentage of total sales were 21.2% at the end of the third quarter of fiscal 2018 as compared to 20.8% at the end of the third quarter of the prior year.  For the first nine months of fiscal 2018, our direct sales were 20.4%, up from 20.1% for the first nine months of the prior year.

Our stores also performed strongly during the quarter, with comparable sales increases across all regions, especially in the Northeast and Southeast, which outperformed the chain.  Store traffic has been improving each quarter, but this quarter we saw store traffic move positive.  This improvement, coupled with our continued increases in conversions and dollars per transactions, contributed to the sales growth this quarter.

Our end-of-rack customer represented 45.7% of our bottoms business, up slightly from 45.3% in the first nine months of fiscal 2017.

Gross Profit Margin

For the third quarter of fiscal 2018, our gross margin rate, inclusive of occupancy costs, was 44.0% as compared to a gross margin rate of 43.2% for the third quarter of fiscal 2017. The 80 basis point improvement was the result of a 90 basis point decrease in occupancy costs as a percent of sales partially offset by a decrease of 10 basis points in merchandise margins.

For the first nine months of fiscal 2018, our gross margin rate, inclusive of occupancy costs, was 45.0% as compared to 44.9% for the first nine months of fiscal 2017.  The increase of 10 basis points was due to a 60 basis point decrease in occupancy costs as a percent of sales partially offset by a decrease in merchandise margins of 50 basis points.

The decrease in merchandise margins for the third quarter of fiscal 2018 was due to a slight shift in product mix from our private label brands to our designer brands.  For the first nine months of fiscal 2018, increases in shipping costs were also a factor. Occupancy costs, as a percentage of sales, improved as a result of the leveraging of the sales base.  For the third quarter and first nine months of fiscal 2018, occupancy costs decreased $0.3 million and $0.4 million, respectively, related to closed stores.

Selling, General and Administrative Expenses

As a percentage of sales, SG&A expenses for the third quarter of fiscal 2018 were 37.8% as compared to 40.5% for the third quarter of fiscal 2017. On a dollar basis, SG&A decreased by $1.5 million for the third quarter of fiscal 2018.  The decrease was due to a reduction in payroll and payroll related cost.

For the first nine months of fiscal 2018, SG&A expenses were 39.0% as compared to 41.3% for the first nine months of fiscal 2017.  On a dollar basis, SG&A expenses decreased $3.6 million, primarily due to a decrease in marketing costs of approximately $2.2 million, due to a reduction in the number of weeks in the Spring campaign, a reduction in payroll and payroll related costs of approximately $2.5 million and other supporting costs of approximately $0.9 million.  These savings were partially offset by an increase of approximately $2.1 million in costs related to e-commerce and technology initiatives.

SG&A expenses are managed through two primary cost centers:  Customer Facing Costs and Corporate Support Costs.  Customer Facing Costs, which include store payroll, marketing, and other store operating costs, represented 23.0% of sales in the first nine months of fiscal 2018 as compared to 23.9% of sales in the first nine months of last year.  Corporate Support Costs, which include the distribution center and corporate overhead costs, represented 16.0% of sales in the first nine months of fiscal 2018 compared to 17.4% of sales in the first nine months of last year.  The Company will continue to address its SG&A cost structure to improve its EBITDA margins and overall profitability.

Impairment of Assets

In the second quarter of fiscal 2017, we incurred an asset impairment charge of $1.7 million for the write-off of certain store assets. This amount was previously included in depreciation and amortization in the Consolidated Financial Statements for the first nine months of fiscal 2017 but was reclassified to impairment of assets in the Consolidated Financial Statements for fiscal year 2017.  For consistency, the prior year results included in the Consolidated Financial Statements for the first nine months of fiscal 2018 reflect this year-end reclassification to impairment of assets.

Depreciation and Amortization

Depreciation and amortization for the third quarter of fiscal 2018 decreased $0.5 million to $7.2 million as compared to $7.7 million for the third quarter of fiscal 2017.  For the first nine months of fiscal 2018, depreciation and amortization decreased $1.4 million to $21.9 million from $23.3 million for the first nine months of fiscal 2017.  With the DXL store growth substantially complete, our depreciation costs have started to decrease.

Interest Expense, Net

Net interest expense for the third quarter of fiscal 2018 of $0.8 million decreased slightly from $0.9 for the third quarter of fiscal 2017 million.  The decrease in interest costs is due to a reduction in total debt outstanding at the end of the third quarter of fiscal 2018 as compared to the prior year, partially offset by an increase in interest rates.

For the first nine months of fiscal 2018, interest expense of $2.6 million increased slightly from $2.5 million for the first nine months of fiscal 2017.  Net interest expense for the first nine months of fiscal 2018 include the write-off of approximately $0.2 million of unamortized debt issuance costs associated with entering into a New Credit Facility and the repayment of the Term Loan Facility, as discussed below.  As a result of the New Credit Facility and the repayment of the Term Loan Facility, we expect to realize, on an annualized basis, savings of approximately $0.7 million due to more favorable interest rates.

Income Taxes

At November 3, 2018, we had total deferred tax assets of $52.5 million, total deferred tax liabilities of $4.0 million and a corresponding valuation allowance of $48.5 million. The deferred tax assets included approximately $39.0 million of net operating loss carryforwards and approximately $2.8 million of deferred gain on our sale-leaseback and, to a lesser extent, other book/tax timing differences.

At the end of fiscal 2014, we established a full valuation allowance against our deferred tax assets.  Based on our earnings guidance for fiscal 2018, we believe that a full valuation allowance continues to remain appropriate at this time.

Beginning with the first quarter of fiscal 2018, we are calculating our tax provision based on the newly enacted U.S. statutory rate of 21%. Our tax provision for the third quarter and first nine months of fiscal 2018 and fiscal 2017 was primarily due to current state margin tax.  The third quarter and first nine months of fiscal 2018 included a tax expense of $45,000 and $92,000, respectively, in other comprehensive income (loss), which resulted in a tax benefit on the Consolidated Statement of Operations related to the corresponding decrease in valuation allowance.

Net Loss

For the third quarter of fiscal 2018, we had a net loss of $(2.0) million, or $(0.04) per diluted share, compared with a net loss of $(5.7) million, or $(0.12) per diluted share, for the third quarter of fiscal 2017. For the first nine months of fiscal 2018, we had a net loss of $(6.3) million, or $(0.13) per diluted share, as compared with a net loss of $(15.5) million, or $(0.32) per diluted share for the first nine months of fiscal 2017.

Results for the third quarter and first nine months of fiscal 2018 includes charges of $0.7 million and $2.5 million, respectively, associated with the Company’s restructuring and CEO transition costs discussed above.  Results for the first nine months of fiscal 2017 included an impairment charge of $1.7 million for the write-down of certain store assets.

On a non-GAAP basis, the adjusted net loss for the third quarter and first nine months of fiscal 2018 was ($0.02) and ($0.06) per diluted share, respectively, as compared to the adjusted net loss of ($0.09) per diluted share and ($0.21) per diluted share for the third quarter and first nine months of fiscal 2017, respectively.  Results for the third quarter and first nine months of fiscal 2018 were adjusted for the restructuring charge and CEO transition costs of $0.7 million and $2.5 million, respectively.  Results for the first nine months of fiscal 2017 were adjusted for the impairment charge of $1.7 million.  Further, all periods were adjusted to assume a normalized tax rate of 26%.

Inventory

At November 3, 2018, total inventory was $116.4 million compared to $103.3 million at February 3, 2018 and $119.9 million at October 28, 2017. The 2.9% decrease of $3.5 million from October 28, 2017 was due to inventory initiatives that began in fiscal 2016 to improve timing of receipts and reduce weeks of supply on hand. At November 3, 2018, our clearance inventory, which includes inventory in our “dots” program as well as certain merchandise that has been permanently marked down, represented 11.7% of our total inventory, as compared to 9.7% at October 28, 2017.  We believe that this slight increase is due to more customers gravitating toward our new, full-price fashion merchandise in the Fall assortment, as opposed to last year where we were seeing higher sell-throughs on clearance product.

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

Our capital expenditures in fiscal 2018 are expected to be approximately $12.5 million, and while capital expenditures may have to be funded periodically during the year from our credit facility, by the end of fiscal 2018 all capital expenditures are expected to be funded from cash flow from operations.  We currently believe that our existing cash generated by operations together with our credit facility will be sufficient within current forecasts for us to meet our foreseeable liquidity requirements.

For fiscal 2018, we expect cash flow from operating activities of $22.5 million to $26.5 million (including tenant allowances), and positive free cash flow of $10.0 million to $14.0 million that we expect to use to reduce outstanding debt.

Cash flow from operations for the first nine months of fiscal 2018 was $(1.3) million, compared to $5.2 million for the first nine months of fiscal 2017. The decrease in cash flow from operations was primarily due to the prior year benefiting from inventory reduction initiatives, which have now annualized, resulting in a $10.6 million swing as well as a decrease in tenant allowances from the prior year of approximately $5.4 million, which corresponds to our decrease in capital expenditures. These decreases in cash flow from operations were partially offset by our improved earnings of $9.2 million.  Capital expenditures for the first nine months of fiscal

2018 decreased to $9.8 million as compared to $18.4 million for the first nine months of fiscal 2017, due to opening fewer stores.  For the first nine months of fiscal 2018, we opened two DXL stores, one DXL outlet store and rebranded three Casual Male XL stores to DXL stores, as compared to 20 store openings for the first nine months of fiscal 2017.  Partially offsetting this decrease in store capital was an increase in capital expenditures related to our IT and website initiatives.  The majority of the planned capital for these IT and website initiatives was incurred in the first half of fiscal 2018. Free cash flow, a non-GAAP measure, was $(11.1) million for the first nine months of fiscal 2018 as compared to $(13.2) million for the first nine months of fiscal 2017.

The following is a summary of our total debt outstanding at November 3, 2018 with the associated unamortized debt issuance costs:

(in thousands)	Gross Debt Outstanding	Less Debt Issuance Costs	Net Debt Outstanding
Credit facility	$57,671	$(381)	$57,290
FILO loan	15,000	(257)	14,743
Total debt	$72,671	$(638)	$72,033

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

We had outstanding borrowings of $57.7 million under the New Credit Facility at November 3, 2018. At November 3, 2018, outstanding standby letters of credit were $2.9 million and outstanding documentary letters of credit were $2.3 million.  The average monthly borrowing outstanding under the our credit facility during the first nine months ended November 3, 2018 was approximately $56.3 million, resulting in an average unused excess availability of approximately $33.6 million. Unused excess availability at November 3, 2018 was $45.4 million.

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

Borrowings made under the FILO Facility will bear interest, calculated under either the Federal Funds rate or the LIBOR rate, at a rate equal to the following: (a) the Federal Funds rate plus a varying percentage based on the Company’s excess availability, of either 1.75% or 2.00% or (b) the LIBOR rate (the Company being able to select interest periods of 1 week, 1 month, 2 months, 3 months or 6 months) plus a varying percentage based on the Company’s excess availability, of either 2.75% or 3.00%.  At November 3, 2018, the outstanding balance of $15.0 million was in a 2-month LIBOR-based contract with an interest rate of 5.07%.

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

Capital Expenditures

The following table sets forth the open stores and related square footage at November 3, 2018 and October 28, 2017, respectively:

	November 3, 2018		October 28, 2017
Store Concept	Number of Stores	Square Footage	Number of Stores	Square Footage
(square footage in thousands)
DXL Retail	216	1,683	211	1,659
DXL Outlets	15	78	14	72
Casual Male XL Retail	67	225	81	280
Casual Male Outlets	30	91	33	103
Rochester Clothing	5	51	5	51
Total Stores	333	2,128	344	2,165

Below is a summary of store openings and closings from February 3, 2018 to November 3, 2018:

Number of Stores:	DXL	DXL Outlets	Casual Male XL Retail	Casual Male XL Outlets	Rochester Clothing	Total Stores
At February 3, 2018	212	14	78	33	5	342
New stores(1)	1	—	—	—	—	1
Rebranded stores (2)	3	—	(3)	—	—	—
Replaced stores(3)	1	1	(1)	(1)	—	—
Closed retail stores(4)	(1)	—	(7)	(2)	—	(10)
At November 3, 2018	216	15	67	30	5	333
(1)	Represents stores opened in new markets.
(2)	Represents Casual Male XL stores that were remodeled and rebranded to a DXL store.
(3)	Represents the total number of DXL stores opened in existing markets with the corresponding total number of Casual Male XL stores closed in such markets in connection with those DXL store openings.
(4)	Represents closed stores for which there were no corresponding openings in the same market.

Our capital expenditures for the first nine months of fiscal 2018 were $9.8 million as compared to $18.4 million for the first nine months of fiscal 2017. We have opened 2 DXL retail stores, 1 DXL outlet and rebranded 3 Casual Male XL stores to a DXL during the first nine months of fiscal 2018 as compared to 19 DXL retail stores and 1 DXL outlet for the first nine months of fiscal 2017.

For fiscal 2018, our capital expenditures are expected to be approximately $12.5 million and we expect to receive approximately $1.1 million in tenant allowances to offset these expenditures. This includes approximately $1.8 million, excluding any allowance, related to the opening of 2 new DXL retail stores, the remodeling of 3 Casual Male XL to DXL retail stores and 1 DXL outlet store, and approximately $10.7 million for continued information technology projects, website initiatives and general overhead projects. In addition, for fiscal 2018, we expect to close approximately 9 Casual Male XL stores, 3 Casual Male XL outlet stores and 1 DXL store.

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

Adjusted net loss and adjusted net loss per diluted share. The above discussion includes an adjusted net loss for the third quarter and first nine months of fiscal 2018 and fiscal 2017 on a non-GAAP basis, which reflected results before corporate restructuring, CEO transition costs, impairment charges and assumes a normal tax rate of 26%. We have fully reserved against our deferred tax assets and, therefore, net loss is not reflective of earnings assuming a “normal” tax position.  Adjusted net loss provides investors with a useful indication of the financial performance of the business, on a comparative basis, assuming a normalized effective tax rate of 26%.

The following is a reconciliation of the net loss to adjusted net loss, adjusted for corporate restructuring charge, CEO transition costs and impairment charges and assumes a normal tax rate of 26% for the third quarter and first nine months of fiscal 2018 and fiscal 2017:

	For the three months ended				For the nine months ended
	November 3, 2018		October 28, 2017		November 3, 2018		October 28, 2017
	$	Per diluted share	$	Per diluted share	$	Per diluted share	$	Per diluted share
(in thousands, except per share data)
Net loss (GAAP basis)	$(2,005)	$(0.04)	$(5,706)	$(0.12)	$(6,300)	$(0.13)	$(15,502)	$(0.32)
Adjust:
Corporate restructuring	262	$0.01	-	-	1,922	$0.04	-	-
CEO transition costs	430	$0.01	-	-	530	$0.01	-	-
Impairment of assets	-	-	-	-	-	-	1,718	$0.04
Add back actual income tax provision (benefit)	(22)	-	-	-	(19)	-	64	-
Add income tax benefit, assuming a normal tax rate of 26%	347	$0.01	1,484	$0.03	1,005	$0.02	3,567	$0.07

Adjusted net loss (non-GAAP basis)	$(988)	$(0.02)	$(4,222)	$(0.09)	$(2,862)	$(0.06)	$(10,153)	$(0.21)

Weighted average number of common shares outstanding:
diluted basis for a net loss position		49,352		48,607		49,068		48,966

Free Cash Flow. We define free cash flow as cash flow from operating activities less capital expenditures.  Free cash flow excludes the mandatory and discretionary repayment of debt.  Free cash flow is a metric that management uses to monitor liquidity.  We expect to fund our ongoing capital expenditures with cash flow from operations.

The following table reconciles free cash flow:

	For the nine months ended
(in millions)	November 3, 2018	October 28, 2017
Cash flow from operating activities (GAAP basis)(1)	$(1.3)	$5.2
Capital expenditures, infrastructure projects	(8.0)	(5.8)
Capital expenditures for DXL stores	(1.8)	(12.6)
Free Cash Flow (non-GAAP basis)	$(11.1)	$(13.2)

(1)	Cash flow from operating activities includes lease incentives received against our capital expenditures, which are deferred and amortized into earnings over the lease term.

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

The following table is a reconciliation of net loss to adjusted EBITDA:

	For the three months ended		For the nine months ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
(in millions)
Net loss (GAAP basis)	$(2.0)	$(5.7)	$(6.3)	$(15.5)
Add back:
Corporate restructuring	0.3	-	1.9	-
CEO transition costs	0.4	-	0.6	-
Impairment of assets	-	-	-	1.7
Provision for income taxes	-	-	-	0.1
Interest expense	0.8	0.9	2.6	2.5
Depreciation and amortization	7.2	7.7	21.9	23.3
Adjusted EBITDA (non-GAAP basis)	$6.6	$2.8	$20.7	$12.1

Fiscal 2018 Outlook - GAAP to Non-GAAP Reconciliations.

The following table is a reconciliation of non-GAAP measures used in our Fiscal 2018 Outlook:

	Projected
	Fiscal 2018
(in millions, except per share data)		per diluted share
Net loss (GAAP basis)	$(9.8)-$(12.8)
Add back:
Restructuring charge	1.9
CEO transition costs	2.1
Provision for income taxes	0.1
Interest expense	3.4
Depreciation and amortization	29.3
Adjusted EBITDA (non-GAAP basis)	$24.0-$27.0

Net loss (GAAP basis)	$(9.8)-$(12.8)	$(0.20)-$(0.26)
Add back:
Restructuring charge	1.9	$0.04
CEO transition costs	2.1	$0.04
Add back tax provision and record benefit assuming 26%	1.8 -2.7	$0.04-$0.05
Adjusted net loss (non-GAAP basis)	$(4.0) -$(6.1)	$(0.08)-$(0.13)
Weighted average common shares outstanding - diluted	49.1

Cash flow from operating activities (GAAP basis)	$22.5 -$26.5
Capital expenditures, infrastructure projects	(10.7)
Capital expenditures for DXL stores	(1.8)
Free Cash Flow (non-GAAP basis)	$10.0-$14.0

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

Interest Rates

We utilize cash from operations and from the Revolving Facility of our Credit Facility to fund our working capital needs. Our Credit Facility is not used for trading or speculative purposes. As part of our Credit Facility, we also have an outstanding $15.0 million FILO loan.  In addition, we have available letters of credit as sources of financing for our working capital requirements. Borrowings under the Credit Facility, which expires May 24, 2023, bear interest at variable rates based on Bank of America’s prime rate or LIBOR. At November 3, 2018, the interest rate on our prime based borrowings was 5.50%. At November 3, 2018, the $15.0 million outstanding under our FILO loan were in a LIBOR contract with an interest rate of 5.07% and approximately $52.0 million of our outstanding borrowings under our Revolving Facility were in LIBOR contracts with an interest rate of 3.50%.

Based upon a sensitivity analysis as of November 3, 2018, assuming average outstanding borrowing during the first nine months of fiscal 2018 of $56.3 million under our Revolving Facility and $15.0 million outstanding under our FILO loan, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $356,500 on an annualized basis.

Foreign Currency

Our Rochester Clothing store located in London, England conducts business in British pounds and our two DXL stores located in Ontario, Canada conduct business in Canadian dollars. As of November 3, 2018, sales from these stores were immaterial to consolidated sales. As such, we believe that movement in foreign currency exchange rates will not have a material adverse effect on our financial position or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 3, 2018. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 3, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended November 3, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On October 22, 2018, the Compensation Committee of the Board of Directors approved the First Amendment to the Second Amended and Restated Long-Term Incentive Plan ( the “Amended LTIP”), as filed as Exhibit 10.1 to this Form 10-Q for the quarter ending November 3, 2018.  The Amended LTIP amended Section 7(e) to clarify the payment of performance-based awards in connection with a Change in Control as it relates to a performance period that has not yet ended or has not previously been vested or paid.  In addition, Section 16 of the Amended LTIP was amended to update the 409(a) language to be consistent with the Company’s 2016 Incentive Compensation Plan.

On October 24, 2018, the Compensation Committee established two performance targets for the 2018-2020 Performance Period under the Amended LTIP (the “2018-2020 LTIP”) as follows:

•	Three-Year Average Adjusted EBITDA Margin (weighted 75%).
•

Three-Year Relative Total Shareholder Return of the Company as compared to its 2018 disclosed peer group (weighted 25%). The three-year relative total shareholder return will be calculated as the percentage change in the 30-day trailing volume weighted average closing stock price at February 2, 2018 and January 29, 2021, adjusted for any dividends received.  An award at target will be earned if the Company’s performance falls within the second quartile among its peer group, with an award payout at maximum for the top quartile, an award payout at threshold for the third quartile and no payout if the Company’s results are in the fourth quartile.

Item 6. Exhibits.

10.1	First Amendment to the Second Amended and Restated Long-Term Incentive Plan. †

10.2

Second Amendment to Employment and Chairman Compensation Agreement between the Company and Seymour Holtzman (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 7, 2018, and incorporated herein by reference). *†

10.3

Second Amended and Restated Employment Agreement dated as of October 8, 2018 between the Company and Brian S. Reaves (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 9, 2018, and incorporated herein by reference). *†

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

* Previously filed.

† Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION XL GROUP, INC.

Date: November 30, 2018	By:	/S/ John F. Cooney
John F. Cooney
Vice President, Managing Director, Chief Accounting Officer and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)